Form 10-Q
period 1995-03-31
FIRST MIDWEST BANCORP INC
filed 1995-05-10
CIK 702325

================================================================================

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarter ended MARCH 31, 1995, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _______________________ to ___________________________

COMMISSION FILE NUMBER 0-10967
- - --------------------------------------------------------------------------------


                          FIRST MIDWEST BANCORP, INC.
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                       36-3161078
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



                   184 SHUMAN BLVD., SUITE 310, P.O. BOX 3086
                        NAPERVILLE, ILLINOIS  60566-7086
              (Address of principal executive offices) (zip code)


                                 (708) 778-8700
              (Registrant's telephone number, including area code)


                           COMMON STOCK, NO PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS
           Securities Registered Pursuant to Section 12(g) of the Act



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 1, 1995, 12,263,278 shares of the Registrant's no par value common stock were outstanding, exclusive of treasury shares.


                     Exhibit Index is located on page 19.

                          FIRST MIDWEST BANCORP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                                     PAGE
                                                                                                  ----

  Item 1. Financial Statements

     Consolidated Statements of Condition........................................................   3

     Consolidated Statements of Income...........................................................   4

     Consolidated Statements of Cash Flows.......................................................   5

     Notes to Consolidated Financial Statements..................................................   6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..  11



PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.......................................................  18

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                          FIRST MIDWEST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Amounts in thousands)

                                                                              MARCH 31,    DECEMBER 31,
                                                                              1995 /(1)/    1994 /(2)/
                                                                             ------------  -------------

ASSETS
 Cash and due from banks...................................................  $   114,118    $   107,180
 Bank time deposits, federal funds sold and resell agreements..............       13,296         15,694
 Securities available for sale, at market value............................      709,470        696,384
 Securities held to maturity, at amortized cost (market value of $137,898
   and $165,536 at March 31, 1995 and December 31, 1994, respectively).....      138,474        168,644

 Loans, net of unearned discount...........................................    1,816,532      1,785,200
 Reserve for loan losses...................................................      (24,208)       (24,083)
                                                                             -----------    -----------
 Net loans.................................................................    1,792,324      1,761,117

 Premises, furniture and equipment.........................................       41,503         40,329
 Accrued interest receivable...............................................       20,409         18,358
 Other assets..............................................................       54,221         67,395
                                                                             -----------    -----------
 TOTAL ASSETS..............................................................  $ 2,883,815    $ 2,875,101
                                                                             ===========    ===========

LIABILITIES
 Demand deposits...........................................................  $   326,266    $   346,864
 Savings deposits..........................................................      264,845        270,192
 NOW accounts..............................................................      255,098        292,570
 Money market deposits.....................................................      204,403        194,548
 Time deposits.............................................................      928,682        890,234
                                                                             -----------    -----------
   Total deposits..........................................................    1,979,294      1,994,408

 Short-term borrowings.....................................................      672,237        665,500
 Accrued interest payable..................................................        9,573          9,120
 Other liabilities.........................................................       22,217         19,958
                                                                             -----------    -----------
 TOTAL LIABILITIES.........................................................    2,683,321      2,688,986
                                                                             -----------    -----------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value: 1,000 shares authorized, none issued.......          ---            ---
 Common stock, no par value: 20,000 shares authorized; 12,551 issued; 12,221 and 12,197 outstanding at March 31, 1995
    and December 31, 1994, respectively....................................       23,465         23,465
 Additional paid-in capital................................................       25,891         25,913
 Retained earnings.........................................................      169,545        165,893
 Unrealized net depreciation on securities, net of tax.....................      (10,645)       (20,767)
 Less: Treasury stock, at cost - 331 and 354 shares at
   March 31, 1995 and December 31, 1994, respectively......................       (7,762)        (8,389)
                                                                             -----------    -----------
 TOTAL STOCKHOLDERS' EQUITY................................................      200,494        186,115
                                                                             -----------    -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................  $ 2,883,815    $ 2,875,101
                                                                             ===========    ===========

- - ----------------------------
See notes to consolidated financial statements.
/(1)/ Unaudited
/(2)/ Audited - See December 31, 1994 Form 10-K for Auditor's Report.

                         FIRST MIDWEST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)


                                                              THREE MONTHS ENDED
                                                                MARCH 31, /(1)/
                                                              ------------------
                                                                1995     1994
                                                               -------  -------
INTEREST INCOME
Interest and fees on loans...................................  $39,743  $31,947
Interest on securities available for sale....................   11,697   10,354
Interest on securities held to maturity......................    2,363      573
Interest on short-term investments...........................      269       43
                                                               -------  -------
 TOTAL INTEREST INCOME.......................................   54,072   42,917
                                                               -------  -------

INTEREST EXPENSE
Interest on deposits.........................................   16,025   12,676
Interest on short-term borrowings............................   10,515    4,370
                                                               -------  -------
 TOTAL INTEREST EXPENSE......................................   26,540   17,046
                                                               -------  -------

 NET INTEREST INCOME.........................................   27,532   25,871

PROVISION FOR LOAN LOSSES....................................    1,632    1,512
                                                               -------  -------

 Net interest income after provision for loan losses.........   25,900   24,359
                                                               -------  -------

NONINTEREST INCOME
Service charges on deposit accounts..........................    2,245    2,266
Trust income.................................................    1,488    1,543
Other service charges, commissions and fees..................    1,530    1,344
Net revenues on real estate loans held for sale..............       98      499
Security transactions, net...................................        5    1,280
Other income.................................................      573      582
                                                               -------  -------
 TOTAL NONINTEREST INCOME....................................    5,939    7,514
                                                               -------  -------

NONINTEREST EXPENSE
Salaries and wages...........................................    9,425    9,017
Retirement and other employee benefits.......................    2,669    2,765
Occupancy expense of premises................................    1,418    1,409
Equipment expense............................................    1,450    1,231
Computer processing expense..................................    1,521    1,195
FDIC insurance premiums......................................    1,104    1,134
Advertising and promotions expense...........................      631      443
Foreclosed real estate expense, net..........................      317      643
Other expenses...............................................    4,011    5,110
                                                               -------  -------
 TOTAL NONINTEREST EXPENSE...................................   22,546   22,947
                                                               -------  -------

Income before income tax expense.............................    9,293    8,926
Income tax expense...........................................    3,314    3,411
                                                               -------  -------
 NET INCOME..................................................  $ 5,979  $ 5,515
                                                               =======  =======

 NET INCOME PER SHARE........................................  $  0.49  $  0.45
 Cash dividends declared per share...........................  $  0.19  $  0.17
 Weighted average shares outstanding.........................   12,202   12,195
                                                               =======  =======

- - ------------------------------
See notes to consolidated financial statements.
/(1)/ Unaudited

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                                                        THREE MONTHS ENDED
                                                                                          MARCH 31, /(1)/
                                                                                       --------------------
                                                                                         1995       1994
                                                                                       --------   ---------
OPERATING ACTIVITIES
 Net income.........................................................................   $  5,979   $   5,515

 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses.........................................................      1,632       1,512
  Provision for depreciation........................................................      1,361       1,217
  Net amortization of securities available for sale premiums and discounts..........        701         706
  Net accretion of securities held to maturity premiums and discounts...............       (133)        (68)
  Net gains on securities available for sale transactions...........................         (5)     (1,272)
  Net gains on securities held to maturity transactions.............................        ---          (8)
  Net gains on sales of premises, furniture and equipment...........................         (7)        (38)
  Net decrease in deferred income taxes.............................................     (1,093)       (424)
  Net amortization of purchase accounting adjustments and goodwill..................        358         373

  Changes in operating assets and liabilities:
   Net (increase) decrease in loans held for sale...................................     (2,484)         13
   Net (increase) decrease in accrued interest receivable...........................     (2,051)        754
   Net decrease in other assets.....................................................      5,284         167
   Net increase (decrease) in accrued interest payable..............................        453        (722)
   Net increase in other liabilities................................................      3,352       3,139
                                                                                       --------   ---------
    Net cash provided by operating activities.......................................     13,347      10,864
                                                                                       --------   ---------

INVESTING ACTIVITIES
Securities available for sale:
 Proceeds from sales................................................................     69,135      61,608
 Proceeds from maturities and paydowns..............................................     10,352      95,041
 Purchases..........................................................................    (76,454)   (148,312)

Securities held to maturity:
 Proceeds from maturities and paydowns..............................................     50,812       4,080
 Purchases..........................................................................    (20,502)       (948)
Loans made to customers, net of principal collected.................................    (31,081)    (21,301)
Proceeds from sales of foreclosed real estate.......................................      1,521         812
Proceeds from sales of premises, furniture and equipment............................         34          61
Purchases of premises, furniture and equipment......................................     (2,532)     (1,824)
                                                                                       --------   ---------
 Net cash provided (used) by investing activities...................................      1,285     (10,783)
                                                                                       --------   ---------

FINANCING ACTIVITIES
Net decrease in deposit accounts....................................................    (15,114)    (51,066)
Net increase in short-term borrowings...............................................      6,737      44,511
Purchases of treasury stock.........................................................        (78)       (963)
Cash dividends......................................................................     (2,320)     (2,070)
Exercise of stock options...........................................................        683         ---
                                                                                       --------   ---------
 Net cash used by financing activities..............................................    (10,092)     (9,588)
                                                                                       --------   ---------
 Net increase (decrease) in cash and cash equivalents...............................      4,540      (9,507)
 Cash and cash equivalents at beginning of period...................................    122,874     118,301
                                                                                       --------   ---------
 Cash and cash equivalents at end of period.........................................   $127,414   $ 108,794
                                                                                       ========   =========

Supplemental disclosures:
 Interest paid to depositors and creditors..........................................   $ 26,087   $  17,768
 Income taxes paid..................................................................        171         601
 Non-cash transfers to foreclosed real estate from loans............................        471         409
                                                                                       ========   =========

- - -------------------------------
See notes to consolidated financial statements.
/(1)/ Unaudited

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim consolidated financial statements of First Midwest Bancorp, Inc. ("First Midwest") included in this report reflect all normal and recurring adjustments which are, in the opinion of Management, necessary to fairly present the results for the interim periods presented. Certain reclassifications have been made to the 1994 data to conform to the 1995 presentation, and the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year 1995. The accounting and reporting policies of First Midwest conform to generally accepted accounting principles and general practice within the banking industry. For detail of significant accounting policies and practices, in addition to that which follows, refer to First Midwest's Annual Report on Form 10-K for the year ended December 31, 1994.

ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - In May, 1993, the Financial Accounting Standards Board ("FASB") issued Statement No. 114 "Accounting by Creditors for Impairment of a Loan", and in 1994 issued Statement No. 118, which amends Statement No. 114. First Midwest adopted both Statements effective as of January 1, 1995. These Statements address the accounting by creditors for an impaired loan by specifying how the reserve for loan losses related to such loan should be determined. The Statements require that creditors measure an impaired loan based upon the present value of expected future cash flows from such loan discounted at such loan's effective interest rate or, as a practical expedient, at either such loan's observable market price or the fair market value of the collateral supporting such loan. In addition, these Statements prescribe the accounting treatment for certain loans that are restructured in a troubled debt restructuring and impose new rules with respect to the classification of in-substance foreclosed loans. First Midwest's disclosure with respect to the Statements is provided in the accounting policies that follow entitled "Loans" and "Foreclosed Real Estate", and in note 4, located on page 9 of this Form 10-Q.

LOANS - Loans are carried at the principal amount outstanding, net of unearned income, including certain deferred loan fees. Unearned discount on certain consumer installment loans is credited to income over the term of the loan using the sum-of-the-month's digits method which approximates the level yield method. Interest income on loans is accrued based on principal amounts outstanding.

Generally a loan, including an impaired loan as defined by FASB Statement No. 114 is classified as nonaccrual and the accrual of interest on such loans is discontinued when, in the opinion of Management, there is reasonable doubt as to the timely collection of interest or principal. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the reserve for loan losses. Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Nonaccrual loans are returned to an accrual status when, in the opinion of Management, the financial position of the borrower and other relevant factors indicate there is no longer any reasonable doubt as to the timely payment of principal or interest.

FORECLOSED REAL ESTATE - Foreclosed real estate, including certain in-substance foreclosures, includes properties acquired in partial or total satisfaction of certain loans and is included in other assets in the accompanying consolidated statements of condition.

In accordance with FASB Statement No. 114, a loan is classified as an in-substance foreclosure when First Midwest takes possession of loan collateral regardless of whether a formal foreclosure proceeding take place. Loans previously classified as in-substance foreclosure but for which First Midwest had not taken possession of the collateral have been reclassified to loans effective January 1, 1995. This reclassification did not impact First Midwest's financial condition or results of operations.

GOODWILL AND OTHER INTANGIBLES - Goodwill, representing the excess of the purchase price over the fair value of net assets acquired using the purchase method of accounting, is being amortized using the straight-line method over periods not exceeding twenty years. At March 31, 1995, goodwill totaling $14,469 is included in other assets in the accompanying consolidated statements of condition.

Other intangibles included in other assets in the accompanying consolidated statement of condition at March 31, 1995 are core deposit premiums, organizational costs and entrance and exit fees totaling $1,079, $543, and $217, respectively.

First Midwest assesses the recoverability of its goodwill and other intangibles on a periodic basis through review of various economic factors in determining whether impairment, if any, exists.

2. SECURITIES

SECURITIES AVAILABLE FOR SALE - The amortized cost and market value of securities available for sale at March 31, 1995 and December 31, 1994 are as follows:

                                                                  Securities Available for Sale
                                    -----------------------------------------------------------------------------------------
                                                  March 31, 1995                              December 31, 1994
                                    -------------------------------------------  --------------------------------------------
                                                 Gross        Gross                           Gross        Gross
                                    Amortized  Unrealized  Unrealized   Market   Amortized  Unrealized  Unrealized    Market
                                       Cost      Gains       Losses     Value      Cost       Gains       Losses      Value
                                    ---------  ----------  ----------  --------  ---------  ----------  ----------   --------
U.S. Treasury securities..........   $209,963     $648     $   (956)   $209,655   $134,204      $---      $ (2,666)  $131,538
U.S. Agency securities............    474,415      ---      (13,376)    461,039    536,950        87       (26,966)   510,071
Other securities..................     40,053       22       (1,299)     38,776     57,037        24        (2,286)    54,775
                                     --------     ----     --------    --------   --------      ----      --------   --------
 Total............................   $724,431     $670     $(15,631)   $709,470   $728,191      $111      $(31,918)  $696,384
                                     ========     ====     ========    ========   ========      ====      ========   ========

 U.S. Treasury Securities - Since December 31, 1994 approximately $76 million in U.S. Treasury securities were purchased. Such purchase was funded from the proceeds of paydowns and sales of agency and other securities classified as available for sale in addition to proceeds from maturities of agency securities classified as held to maturity. A decline in general market interest rates during the first quarter of 1995 resulted in a reduction in gross unrealized losses from ($2,666) at year-end 1994 to gross unrealized gains and losses of $648 and ($956), respectively as of March 31, 1995.

 U.S. Agency Securities - The majority of agency securities represent collateralized mortgage obligation bonds (CMOs) and mortgage-backed pass-through securities. These securities are primarily normal pass-through certificates issued by agencies of the U.S. government or are AAA-rated agency-backed CMOs with specific tranches selected for their cashflow and prepayment characteristics. The approximate $63 million reduction in the amortized cost since year-end 1994 reflects the paydowns and sales of securities during the first quarter of 1995.

 Gross unrealized losses in this security category totaled $13,376 at March 31, 1995 of which approximately $11 million is attributable to CMOs that were purchased in conjunction with the arbitrage transaction discussed in Management's Discussion and Analysis under the section entitled "Net Interest Income" located on page 11 of this Form 10-Q. Interest rates on these CMOs reset monthly and are indexed to one-month LIBOR, plus a spread of approximately 125 basis points. These CMOs are subject to lifetime interest rate caps which represent ceilings set on the interest coupons of the securities, which are in the range of 9-9 1/2%. The general decline in interest rates since the end of 1994 has positively affected the market value of the caps imbedded within such CMOs. As a result, the $11 million in unrealized losses on the CMOs as of March 31, 1995 represents a reduction from such unrealized loss outstanding at year-end 1994 which totaled $18.4 million.

 Other Securities - Other securities totaled approximately $40 million as of March 31, 1995, representing an approximate $17 million reduction since year-end 1994. This reduction represents the paydowns and sales of whole-loan mortgage-backed securities during the first quarter of 1995 with the proceeds reinvested in higher-yielding U.S. Treasury securities with durations similar to the securities sold.

For the three months ended March 31, 1995, proceeds from sales and paydowns of securities available for sale totaled $69,135 and $10,352, respectively, with gross gains and losses realized on such sales totaling $387 and ($382), respectively. For the year ended December 31, 1994, proceeds from the sale of securities available for sale totaled $206,388. Gross gains and losses realized on sales for the year ended December 31, 1994 were $1,780 and ($541), respectively.

SECURITIES HELD TO MATURITY - The amortized cost and market value of securities held to maturity at March 31, 1995 and December 31, 1994 are as follows:

                                                                         Securities Held to Maturity
                                          -----------------------------------------------------------------------------------------
                                                        March 31, 1995                              December 31, 1994
                                          -------------------------------------------  --------------------------------------------
                                                       Gross       Gross                             Gross       Gross
                                          Amortized  Unrealized  Unrealized   Market   Amortized  Unrealized  Unrealized   Market
                                             Cost      Gains       Losses      Value      Cost       Gains       Losses     Value
                                          ---------  ----------  ----------  --------  ---------  ----------  ----------  ---------
U.S. Treasury securities............      $    821      $  4       $  (2)    $    823   $    721    $---       $    (9)    $    712

U.S. Agency securities..............        90,676       ---        (818)      89,858    131,950     ---        (3,069)     128,881

State and municipal securities......        36,779       354        (124)      37,009     25,731     324          (351)      25,704

Other securities....................        10,198        10         ---       10,208     10,242     ---            (3)      10,239
                                          --------      ----       -----     --------   --------    ----       -------     --------

 Total..............................      $138,474      $368       $(944)    $137,898   $168,644    $324       $(3,432)    $165,536
                                          ========      ====       =====     ========   ========    ====       =======     ========

The decrease in the securities held to maturity portfolio since December 31, 1994 is attributable to maturities of U.S. Agency securities in the first quarter of 1995. These funds were primarily reinvested in U.S. Treasury securities, classified as available for sale, as discussed in the previous section entitled "Securities Available for Sale". Such decrease in the portfolio was partially offset by the purchase of short-term tax anticipation warrants ("TAWs") classified as State and municipal securities, due to the seasonal fluctuation of tax receipts.

Included in U.S. Agency securities in the table above are approximately $89,000 in CMOs that were purchased in conjunction with the arbitrage transaction discussed in Management's Discussion and Analysis under the section entitled "Net Interest Income" located on page 11 of this Form 10-Q. Interest rates on these CMOs reset monthly and are indexed to one month LIBOR, plus a spread of approximately 125 basis points. These CMOs are subject to lifetime interest rate caps which represent ceilings set on the interest coupons of the securities. Of the total approximate $89,000 in securities, $29,000 have a 10% cap and the remaining $60,000 have a 9% cap. The general decline in interest rates since the end of 1994 has positively affected the market value of the caps imbedded within such CMOs. As a result, the $805 unrealized losses on the CMOs as of March 31, 1995 represent a reduction from such unrealized loss outstanding at year-end 1994 which totaled $3,033.

Proceeds from calls of securities held to maturity for the year ended December 31, 1994 totaled $41,722. Gross gains and losses realized on those calls totaled $22 and ($1), respectively. There were no securities called for the three months ended March 31, 1995.

3. LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:

                                        March 31,   December 31,
                                           1995         1994
                                        ----------  ------------
  Commercial and industrial...........  $  519,553    $  514,628
  Agricultural........................      28,850        33,546
  Consumer............................     516,960       499,313
  Real estate - 1-4 family............     227,291       215,821
  Real estate - commercial............     440,233       441,570
  Real estate - construction..........      73,095        67,356
  Tax-exempt..........................       8,942         9,014
  Other...............................       1,608         3,952
                                        ----------    ----------
     Loans, net of unearned discount..  $1,816,532    $1,785,200
                                        ==========    ==========

Real estate 1-4 family loans in the table above include loans held for sale totaling $6,547 and $4,063, at March 31, 1995 and December 31, 1994, respectively.

4. RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

The following table presents changes in the reserve for loan losses for the three months ended March 31, 1995 and 1994:

                                               Three Months ended
                                                    March 31,
                                               ------------------
                                                 1995       1994
                                               --------   -------
Balance at beginning of period...............  $24,083   $21,654

 Provision for loan losses...................    1,632     1,512

 Loans charged-off...........................   (1,952)   (1,980)
 Recoveries of loans previously charged-off..      445       506
                                               -------   -------
  Net loans charged-off......................   (1,507)   (1,474)
                                               -------   -------
Balance at end of period.....................  $24,208   $21,692
                                               =======   =======

The recorded investment in loans that were determined to be impaired in accordance with FASB Statement No. 114 totaled $20,185 at March 31, 1995. A loan is considered impaired when it is probable that a creditor will be unable to collect all contractual principal and interest due according to the contractual terms of the loan agreement. The amount of impairment is the difference between a creditor's recorded investment in a loan and the present value of expected future cash flows from such loan or, as a practical expedient, at either such loan's observable market price or the fair value of the collateral supporting such loan. Of the $20,185 in impaired loans, $15,891 have collateral values less than First Midwest's recorded value in such loans for which, in accordance with FASB Statement No. 114, a specific loan loss reserve of $4,983 is maintained; the $4,294 balance of impaired loans have collateral values equal to or greater than First Midwest's recorded investment in such loans. Of the $20,185 in impaired loans, $12,481 were nonaccruing and $7,704 were renegotiated.

At March 31, 1995 the reserve for loan losses totaled $24,208 and consisted of specific reserves for impaired loans of $4,983, general allocated reserves of $8,770 and unallocated reserves of $10,455. An explanation of the methodology used to determine the level of the reserve for loan losses is provided in Management's Discussion and Analysis under the section entitled "Provision and Reserve for Loan Losses" located on page 15 of this Form 10-Q.

The average recorded investment in impaired loans during the three months ended March 31, 1995 was approximately $18,961. First Midwest recognized interest income on the impaired loans of $170 during the three months ended March 31, 1995 of which $133 was recognized under the cash basis method of income recognition.

5. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, First Midwest is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These instruments include commitments to extend credit, standby letters of credit, commercial letters of credit, forward sales contracts and interest rate swap transactions. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of condition. The contract or notional amounts of those instruments reflect the extent of involvement that First Midwest has in particular classes of financial instruments.

As of March 31, 1995, the contractual amount of commitments to extend credit totaled $353,961, $68,380 of which represents unused home equity lines of credit. The contractual amount of standby letters of credit totaled $49,396 and commercial letters of credit were $354.

First Midwest enters into certain sales contracts for the future delivery of loans at a specified price and date. These contracts, in the form of forward sales agreements, are entered into to limit exposure to fluctuation in interest rates in First Midwest's mortgage loan sales operations. As part of such loan sales operations, First Midwest generally contracts for the sale of loans without recourse. Forward sales agreements outstanding as of March 31, 1995 totaled $7,000.

Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. First Midwest enters into interest rate swaps with third parties in order to limit variations in net interest income. First Midwest has also utilized interest rate swaps referred to as "basis" swaps to lock in spreads on its prime rate-based loan portfolios. Credit exposure on the interest rate swaps is comprised of the aggregate net interest payable to First Midwest by the counterparty in addition to the aggregate unrealized gain on the interest rate swap position. First Midwest maintains a policy limiting credit exposure to any counterparty to not more than 2.5% of consolidated stockholders' equity. In addition, First Midwest's interest rate swaps generally require the establishment of a mutual mark-to-market arrangement whereby cash collateral may be required to be on deposit with First Midwest and/or the agreement's counterparty.

First Midwest had interest rate swaps with an aggregate notional amount totaling $441,044 in place, hedging various balance sheet categories, as of March 31, 1995. Further information with respect to these interest rate swap contracts is presented below:

                                                   Weighted                Weighted Average Rate
                                                   Average     Fair Value  ---------------------
                                        Notional   Maturity      as of      Interest    Interest
Type of Interest Rate Swap              Amount    (in years)     3/31/95    Received      Paid
- - --------------------------------------  --------  ---------     --------   --------     --------

Receive fixed rate/Pay variable rate..  $121,044        1.1     $   (504)      6.29%       6.19%
Pay fixed rate/Receive variable rate..  $120,000        0.2     $    (82)      6.13%       6.54%
Basis swaps                             $200,000        3.5     $ (7,670)      4.81%       6.63%
                                        ========        ===     ========       ====      =======

The fair value of interest rate swaps is the estimated amount that First Midwest would pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swap counter-parties.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarter ended March 31, 1995 as compared to the same period in 1994. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this Form 10-Q. Amounts are presented in thousands, except for per share data.

                            SUMMARY OF PERFORMANCE

Net Income
- - ----------

Net income for the first quarter of 1995 increased to $5,979, or $.49 per share from $5,515, or $.45 per share in the first quarter of 1994 representing an increase of 9% on a per share basis. Included in net income for the first quarter of 1994 were security gains totaling $1,280, or $.06 per share. After factoring out such gains, 1995's first quarter net income exceeded the year ago's quarter by approximately $.10 per share, or 26%.

Presented in the table below is an income statement analysis, presented on a per share basis, comparing the after-tax change in the components of net income for the periods ended March 31, 1995 and 1994. The increase or decrease in each net income component is further detailed in the management discussion and analysis that follows.

                                                                                  Quarter
                                                                                -----------
  Net income per share - Period ended March 31, 1994........................       $0.45

  Increase (decrease) in after-tax net income in 1995 as compared to 1994 resulting from changes in:
      Net interest income (tax equivalent)..................................         .08
      Provision for loan losses.............................................        (.01)
      Noninterest income....................................................        (.01)
      Securities gains......................................................        (.06)
      Noninterest expense...................................................         .02
      Income tax expense*...................................................         .02
                                                                                   -----

  Net increase..............................................................        0.04
                                                                                   -----

  Net income per share - Period ended March 31, 1995........................       $0.49
                                                                                   =====

* Refer to the discussion on page 14, entitled "Income Tax Expense".



Return on Average Assets and Stockholders' Equity
- - -------------------------------------------------

Return on average assets was .85% for both the first quarter of 1995 and 1994. Return on average stockholders' equity for the first quarter of 1995 was 12.61%, as compared to 11.18% for the 1994 quarter.

                              NET INTEREST INCOME

Net interest income is the principal source of earnings for First Midwest and represents the difference between interest income and fees earned on loans, securities and other earning assets and the interest expense paid for the funding sources used to finance those assets. Net interest income is impacted by both the volume of earning assets and paying liabilities and the rates earned and paid, respectively, on those assets and liabilities. Net interest margin represents net interest income as a percentage of total interest earning assets.

For purposes of the following discussion, both net interest income and margin have been adjusted to a fully tax-equivalent basis for certain tax-exempt loans and securities. The following summarizes net interest income and margin for the quarters ended March 31, 1995 and 1994:

                                               Quarters ended
                                                  March 31,
                                              ------------------
                                                1995      1994
                                              --------  --------
Interest income, as reported...............   $ 54,072  $ 42,917
 Tax equivalent adjustment.................        290       350
                                              --------  --------
Tax equivalent interest income.............     54,362    43,267
Interest expense...........................     26,540    17,046
                                               -------  --------
 Tax equivalent net interest income........   $ 27,822  $ 26,221
                                              ========  ========
 Tax equivalent net interest margin........       4.26%     4.34%
                                              ========  ========
 Tax equivalent net interest margin
   - excluding arbitrage transaction/(1)/..       4.63%     4.73%
                                              ========  ========

/(1)/ Refer to the following discussion for a description of the arbitrage.

Net interest income, on a tax equivalent basis, increased by $1,601, or 6.1% in the first quarter of 1995 to $27,822 as compared to $26,221 in 1994. Net interest margin decreased to 4.26% for the 1995 quarter as compared to 4.34% for the same quarter in 1994. As noted in the Volume/Rate Variance Analysis on page 13, the improvement in net interest income is attributable to increased interest income totaling $11,095 net of increased interest expense totaling $9,494. The increase in interest income resulted predominantly from higher volumes and interest rates on loans, while the increase in interest expense was a result of higher volumes and interest rates on time deposits and short-term borrowings.

Included in average earning assets during the first quarter of 1995 was approximately $293,000 in securities purchased incident to an arbitrage transaction; the average balance of such securities for the first quarter of 1994 was approximately $299,000. The arbitrage involves the purchase of floating rate securities and the simultaneous financing of this purchase through repurchase agreements with investment banks who are primary dealers in U.S. Government securities. The arbitrage adds to net interest income as a result of the spread between the rate of interest earned on the securities and that paid on the underlying funding source. The average interest rate earned on the securities during the first quarter of 1995 was 7.76% while the average interest rate paid on the underlying funding source was 6.16% for a net positive interest rate spread of 1.60%. The average interest rates earned and paid on the arbitrage investment in the first quarter of 1994 were 4.79% and 3.47%, respectively, for a positive net interest spread of 1.32%. Excluding the effect of the arbitrage, which reduces the net interest margin due to the addition of a significant volume of lower-yielding securities, tax equivalent net interest margin would have been 4.63% for the 1995 quarter and 4.73% for the 1994 quarter.

As noted in the Volume/Rate Variance Analysis on page 13, volume and interest rate variances on loans totaling $7,791 contributed to the $11,095 increase in interest income in the 1995 quarter. Slightly more than half of the loan interest income variance resulted from loan volumes. Loan volumes increased by $208,261 in the current quarter over the like quarter last year, primarily attributable to growth in the commercial, real estate, and indirect consumer loan portfolios. The remaining loan interest income variance resulted from interest rates, on which average rates increased to 8.99% for the 1995 quarter from 8.18% in 1994.

Interest expense increased by $9,494 for the first quarter of 1995 as compared to the same period in 1994. Interest rates paid on short-term borrowings was the primary cause for the increase in interest expense ($6,144) and the net interest margin narrowing. Such borrowings, in the form of federal funds purchased and repurchase agreements, are externally priced liabilities, the average quarterly rate on which increased to 6.45% in 1995 from 3.44% in 1994. Seasonal cash needs were a primary cause for the increase in short-term borrowings. The higher general interest rate environment, as compared to the 1994 quarter, contributed to the higher volume and interest rates on time deposits, accounting for $3,429 of the interest expense increase.

First Midwest manages interest rate risk by conducting simulations that demonstrate the changes that would occur in net interest income under different interest rate scenarios and balance sheet structures. This form of modeling is conducted monthly, involves adjustments to balance sheet volumes over a 24 month forward period, incorporates a repricing analysis of earning assets and funding sources and considers certain other balance sheet hedging vehicles such as interest rate swaps. First Midwest has generally followed a policy of maintaining a balanced mix of rate-sensitive assets and liabilities, making each side of the balance sheet equally flexible in reacting to changes in market interest rates so that net interest income will not be adversely affected by more than 1-3%, regardless of whether rates rise or fall rapidly.

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 1995 and 1994. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                                             QUARTERS ENDED MARCH 31, 1995 AND 1994
                                            ------------------------------------------------------------------------
                                                                                         AVERAGE INTEREST
                                                    AVERAGE BALANCES                     RATES EARNED/PAID
                                            ------------------------------------------------------------------------
                                                                                                            BASIS
                                                                   INCREASE                                 POINTS
                                              1995       1994     (DECREASE)         1995       1994      INC/(DEC)
                                          ----------  ---------  -----------      --------   --------    -----------
Federal funds sold and other
  short-term investments................. $   14,860      5,045       9,815          7.34%      3.46           3.88
Securities available for sale............    704,114    823,324    (119,210)         6.74       5.10           1.64
Securities held to  maturity:
  Taxable................................    107,401      3,823     103,578          7.37       6.15           1.22
  Nontaxable (1).........................     26,503     32,790      (6,287)         9.70       9.80          (0.10)
Loans, net of unearned  discount (1).....  1,795,733  1,587,472     208,261          8.99       8.18           0.81
                                          ----------  ---------  -----------      --------   --------    -----------
  Total interest-earning assets (1)...... $2,648,611  2,452,454     196,157          8.32%      7.14           1.18
                                          ==========  ========   ===========      ========   ========    ===========
NOW accounts............................. $  275,936    277,366      (1,430)         2.39%      2.10           0.29
Money market deposits....................    197,468    236,382     (38,914)         2.80       2.44           0.36
Savings deposits.........................    265,657    277,989     (12,332)         2.17       2.39          (0.22)
Time deposits............................    897,883    782,544     115,339          5.24       4.24           1.00
Short-term borrowings....................    661,126    514,725     146,401          6.45       3.44           3.01
                                          ----------  ---------  -----------      --------   --------    -----------
  Total interest-bearing liabilities..... $2,298,070  2,089,006     209,064          4.68%      3.31           1.37
                                          ==========  =========  ===========      ========   ========    ===========
  Net interest margin/income (1).........                                            4.26%      4.34          (0.08)
                                                                                  ========   ========    ===========
  Net interest income/margin - excluding
    arbitrage transaction (1) (2)........                                            4.63%      4.73%         (0.10)
                                                                                  ========   ========    ===========

                                            ------------------------------------------------------------------------------------
                                                       INTEREST                             INCREASE/(DECREASE) IN
                                                    INCOME/EXPENSE                      INTEREST INCOME/EXPENSE DUE TO:
                                            ------------------------------------------------------------------------------------

                                                                   INCREASE                               VOLUME/
                                              1995       1994     (DECREASE)      VOLUME       RATE         RATE         TOTAL
                                          ----------  ---------  -----------      --------   --------    -----------   ---------
Federal funds sold and other
  short-term investments................. $      269         43         226       $    84         48             94         226
Securities available for sale............     11,697     10,354       1,343        (1,499)     3,323           (481)      1,343
Securities held to  maturity:
  Taxable................................      1,951         58       1,893         1,571         11            311       1,893
  Nontaxable (1).........................        634        792        (158)         (152)        (8)             2        (158)
Loans, net of unearned  discount (1).....     39,811     32,020       7,791         4,201      3,175            415       7,791
                                          ----------  ---------  -----------      --------   --------    -----------    -------
  Total interest-earning assets (1)...... $   54,362     43,267      11,095       $ 4,205      6,549            341      11,095
                                          ==========  ========   ===========      ========   ========    ===========    =======
NOW accounts............................. $    1,628      1,437         191       $    (7)       199             (1)        191
Money market deposits....................      1,365      1,421         (56)         (234)       213            (35)        (56)
Savings deposits.........................      1,422      1,636        (214)          (73)      (148)             7        (214)
Time deposits............................     11,610      8,181       3,429         1,206      1,938            285       3,429
Short-term borrowings....................     10,515      4,371       6,144         1,243      3,816          1,085       6,144
                                          ----------  ---------  -----------      --------   --------    -----------    -------
  Total interest-bearing liabilities..... $   26,540     17,046       9,494       $ 2,135      6,018          1,341       9,494
                                          ==========  =========  ===========      ========   ========    ===========    =======
  Net interest margin/income (1)......... $   27,822     26,221       1,601       $ 2,070        532         (1,000)      1,601
                                          ==========  =========  ===========      ========   ========    ===========    =======
  Net interest income/margin - excluding
    arbitrage transaction (1) (2)........ $   26,868     25,236       1,632       $ 1,999       (250)          (117)      1,632
                                          ==========  =========  ===========      ========   ========    ===========    =======

(1) Presented on a tax-equivalent basis assuming statutory federal income tax rates of 35%.

(2) Refer to the discussion contained in "Net Interest Income" for a description of the arbitrage transaction.

                              NONINTEREST INCOME

Noninterest income totaled $5,939 for the quarter ended March 31, 1995, decreasing from $7,514 for the same quarter in 1994. The majority of the $1,575 reduction in noninterest income was attributable to net security transactions. In the first quarter of 1995 nominal net security gains of $5 were recorded as compared to net gains of $1,280 in the like 1994 quarter. Also contributing to the decrease were revenues on real estate loans held for sale which totaled $98 in the 1995 quarter as compared to $499 in the like 1994 quarter. These revenues, which include origination and other fees received at closing and realized net gains on the sale of real estate loans, have declined in 1995 as a result of reduced demand for mortgage loan originations and refinancings due to the increase in general market interest rates since the same quarter a year ago. Real estate loan originations for the three months ended March 31, 1995 totaled $23,500 as compared to $38,000 for the like 1994 period.

Other service charges, commissions and fees which totaled $1,530 for the 1995 quarter, increased by $186, or 13.8% from $1,344 for the same quarter in 1994. Included in this category of noninterest income are fees earned on various revenue-producing products and services including merchant fees on credit card sales, mutual fund and annuity sales commissions and debit card fees, each of which increased over 1994 levels.

                              NONINTEREST EXPENSE

Noninterest expense totaled $22,546 for the quarter ended March 31, 1995, decreasing by $401, or 1.7% from $22,947 for the like quarter in 1994. The major categories of noninterest expense which declined in the first quarter of 1995 as compared to 1994 include retirement and other employee benefits expense, foreclosed real estate expense, FDIC insurance premiums and other expenses, while salaries and wages, computer processing and equipment expense increased over 1994 levels.

Retirement and other employee benefits expense declined by $96, or 3.5% due to fewer retirement plan participants projected for 1995 as a result of the companywide restructuring initiative currently in process. Foreclosed real estate expense decreased in the first quarter of 1995 by $326, or 50.7% and represents reduced carrying costs and principal valuation writedowns for foreclosed real estate properties. Such reduction is attributable to the reduced principal balance of foreclosed real estate, which totaled $8,542 at March 31, 1995 as compared to $16,030 as of March 31, 1994.

FDIC insurance premiums declined nominally to $1,104 for the 1995 quarter as compared to $1,134 for the quarter due to slight declines in the 1995 insured deposit balances for the period such deposit premiums were determined. FDIC premium rates are currently in the range of $.23 to $.31 per $100 in issued deposits. For each $.01 reduction in FDIC insurance premiums, First Midwest would realize a savings of approximately $200 on an annualized basis.

Other expenses declined to $4,011 for the first quarter of 1995 as compared to $5,110 for the same period in 1994. Of the $1,099 reduction, approximately half is attributable to reduced professional services, predominantly legal fees. In the first quarter of 1994 legal fees totaled $471 and were related, in large part, to loan remediation activities. Legal fees in the first quarter of 1995 totaled $133, of which only $49 related to such remediation activities. Also included in other expenses is professional and fidelity bond insurance expense which was $300 less in 1995 as compared to 1994.

Salaries and wages expense increased to $9,425 for the first quarter of 1995 from $9,017 for the same period in 1994 for an increase of $408, or 4.5%. The majority of such increase is attributable to general merit raises in 1995, which approximated 4.0% on average.

Computer processing expense increased to $1,521 for the first quarter of 1995 from $1,195 for the same quarter in 1994 and reflects the cost of additional digital circuits to transmit voice and data communications between Affiliate computer networks to support the restructuring of operations centers as well as to enhance the efficiency and effectiveness of sales and support activities. Equipment expense increased to $1,450 from $1,231 and represents depreciation costs resulting from computer hardware and software purchases.

                              INCOME TAX EXPENSE

Income tax expense totaled $3,314 for the first quarter of 1995, decreasing from $3,411 for the same period in 1994 and reflects effective income tax rates of 35.7% and 38.2%, respectively. The effective tax rate for the first quarter of 1995 reflected certain tax credits totaling $249 including $149 in previously unrecognized state enterprise zone income exclusions and certain other federal income tax accrual adjustments totaling $100.

                 NONPERFORMING ASSETS AND 90 DAY PAST DUE LOANS

At March 31, 1995, nonperforming assets totaled $20,185 and loans past due 90 days or more and still accruing totaled $5,894. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing, as of the close of the last five calendar quarters:

                                                   1995                   1994
Nonperforming Assets and                         --------  ---------------------------------------
90 Day Past Due Loans                            Mar. 31   Dec. 31   Sept. 30   June 30   Mar. 31
- - -----------------------------------------------  --------  --------  ---------  --------  --------
Nonaccrual loans...............................  $12,481   $10,214    $16,385   $16,999   $16,021
Renegotiated loans.............................    7,704     8,317          3        62       740
                                                 -------   -------    -------   -------   -------
 Total nonperforming loans.....................   20,185    18,531     16,388    17,061    16,761

Foreclosed real estate.........................    8,542     9,483      7,580     9,074    16,030
                                                 -------   -------    -------   -------   -------
 Total nonperforming assets....................  $28,727   $28,014    $23,968   $26,135   $32,791
                                                 =======   =======    =======   =======   =======
 % of total loans plus foreclosed real estate..     1.57%     1.56%      1.38%     1.55%     2.02%
                                                 =======   =======    =======   =======   =======
90 Day past due loans accruing interest........  $ 5,894   $ 3,888    $ 6,571   $ 4,233   $10,423
                                                 =======   =======    =======   =======   =======

Nonaccrual loans increased by $2,267 since December 31, 1994 which reflected the addition of two commercial credits. Renegotiated loans declined by $613 and reflect payments recorded on such loans since year-end 1994 while foreclosed real estate declined by $941 primarily due to the sale of several single-family homes.

First Midwest's discussion of FASB Statement No. 114 and the disclosure with respect to impaired loans is contained in notes 1 and 4 to the consolidated financial statements, located on pages 6 and 9, respectively.

                     PROVISION AND RESERVE FOR LOAN LOSSES

Transactions in the reserve for loan losses during the quarters ended March 31, 1995 and 1994 are summarized in the following table:

                                                     Quarters ended
                                                        March 31,
                                                -------------------------
                                                   1995          1994
                                                ---------     -----------
Balance at beginning of period................   $ 24,083        $ 21,654
  Provision for loan losses...................      1,632           1,512
  Loans charged-off...........................     (1,952)         (1,980)
  Recoveries of loans previously charged-off..        445             506
                                                 --------        --------
     Net loans charged-off....................     (1,507)         (1,474)
                                                 --------        --------
Balance at end of period......................   $ 24,208        $ 21,692
                                                 ========        ========

The provision for loan losses is the cost of providing a reserve for anticipated future loan losses. The provision charged to operating expense for the first quarter of 1995 totaled $1,632 as compared to $1,512 for the same quarter in 1994. Loans charged off, net of recoveries totaled $1,507, or .34% of average loans in 1995 as compared to $1,474, or .38% in 1994. The level of the provision for loan losses charged to operating expense in any given period is dependent upon many factors, including loan growth and changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values, and Management's assessment of current and prospective economic conditions in First Midwest's primary market areas.

At March 31, 1995, the reserve for loan losses totaled $24,208, or 1.33% of loans. The reserve for loan losses is maintained at a level which is considered adequate in relation to the risk of future losses within the loan portfolio.
The reserve is comprised of specific allocations for impaired loans, general allocations and unallocated reserves. The reserve for impaired loans is discussed in note 4 to the consolidated financial statements located on page 9. The general reserve, which is allocated to specific categories of the loan portfolio, represents First Midwest's judgement as to potential loss exposure based on both actual loan losses experienced over the preceding three years as well as the results of independent loan ratings and credit reviews performed for loans identified to have unfavorable credit characteristics.

The unallocated portion of the reserve is that part that is not specifically allocated to either a particular loan on which a loss is anticipated or allocated to a general loan category based upon historical loan loss experience. The unallocated portion of the reserve for loan losses totaled $10,455.

                        ANALYSIS OF FINANCIAL CONDITION

                                        Period Ended
                                   ------------------------         Change
                                   March 31,   December 31,    --------------------
                                      1995         1994            $           %
                                   ----------  ------------    -----------  -------
Total assets.....................  $2,883,815    $2,875,101         8,714     0.30
Loans, net of unearned discount..   1,816,532     1,785,200        31,332     1.76
Securities available for sale....     709,470       696,384        13,086     1.88
Securities held to maturity......     138,474       168,644       (30,170)  (17.89)
Deposits.........................   1,979,294     1,994,408       (15,114)   (0.76)
Short-term borrowings............     672,237       665,500         6,737     1.01
Stockholders' equity.............     200,494       186,115        14,379     7.73
                                   ==========    ==========      ========   ======

At March 31, 1995, assets totaled $2,883,815 and were $8,714, or .3% in excess of the December 31, 1994 level of $2,875,101. Loans, net of unearned discount, increased by $31,332 to $1,816,532 at March 31, 1995, from $1,785,200 at
December 31, 1994. The growth was experienced throughout the loan portfolio, $18,000 of which occurred in the consumer loan category. Indirect consumer and consumer home equity loans represented the majority of the growth in the total portfolio. The remaining loan growth included $12,000 in real estate mortgage loans, $5,000 in commercial loans and $6,000 in real estate construction loans; agricultural loans declined by $5,000.

A discussion regarding changes in the period-end balances of securities available for sale and held to maturity is provided in note 2 to the consolidated financial statements located on pages 7 and 8.

Stockholders' equity increased to $200,494 at March 31, 1995 from $186,115 at December 31, 1994. The increase is attributable to a $10,122 after-tax reduction of the net unrealized loss on securities since December 31, 1994, which is recorded as a separate component of stockholders' equity pursuant to Financial Accounting Standards Board Statement No. 115. Footnote 2, located on page 7 of this Form 10-Q, provides additional information with respect to the gross unrealized gains and losses in the securities portfolios. Also increasing stockholders' equity as of March 31, 1995 was first quarter net income of $5,979, net of dividends paid of $2,320.

                                CAPITAL ANALYSIS

First Midwest and its Bank Affiliates are subject to risk-based capital guidelines promulgated by their respective regulatory authority. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposure. Capital ratios in excess of the minimum required regulatory ratios must be maintained in order for financial institutions to take advantage of more favorable risk-based deposit insurance assessments and to receive favorable regulatory treatment incident to acquisition and other expansion activities. The table below compares First Midwest's capital structure to the minimum capital ratios required by the Federal Reserve Board ("FRB") and the minimum capital ratios defined by banking regulators pursuant to the FDIC Improvement Act ("FDICIA"). First Midwest's capital measurements are well in excess of the minimums required by bank regulatory authorities to be considered "well-capitalized" which is the highest capital category established under the FDICIA.

                                                                    As of March 31, 1995
                                                        -------------------------------------------
                                                                                         Minimum
                                                                          Minimum          Well-
                                                                          Required      Capitalized
                                                        First Midwest       FRB           FDICIA
                                                        -------------     -------       -----------
Tier 1 capital to risk-based assets...................       9.82%         4.00%            6.00%
Total capital to risk-based assets....................      11.03%         8.00%           10.00%
Leverage ratio........................................       6.90%         3.00%            5.00%
Average stockholders' equity to average total assets..       6.77%           **               **
Dividend payout ratio *...............................       36.6%           **               **
                                                          =======         =======         ========

* Based on per share data for the trailing four quarters, excluding the 1994 restructure charge of $2,379, or $.20 per share, after tax.
** Not applicable.

As of March 31, 1995 all four First Midwest Banking Affiliates have capital ratios at or in excess of the minimum levels required by both the Office of the Comptroller of the Currency ("OCC"), their primary regulator, and the "Well Capitalized" designation of the FDICIA, as follows:

                                                                 As of March 31, 1995
                                       -------------------------------------------------------------------
                                                                                                 Minimum
                                                               FMB/                 Minimum       Well-
                                         FMB/                 Western     FMB/      Required   Capitalized
                                       Illinois    FMB, N.A.  Illinois   Danville     OCC        FDICIA
                                       ---------   --------   --------   --------   ---------  -----------
Tier 1 capital to risk-based assets..     9.24%      9.13%      9.41%       9.23%      4.00%       6.00%
Total capital to risk-based assets...    10.49%     10.27%     10.66%      10.48%      8.00%      10.00%
Leverage ratio.......................     6.45%      7.81%      7.10%       6.41%      3.00%       5.00%
                                        ======     ======     ======      ======      =====      ======

First Midwest believes that it has a responsibility to reward its stockholders with a meaningful current return on their investment and, as part of the Company's dividend policy, First Midwest's Board of Directors reviews the Company's dividend payout ratio periodically to ensure that it is consistent with internal capital guidelines and industry standards. As a result of such review, in February, 1995, First Midwest's Board of Directors authorized a quarterly dividend increase to $0.19 per share representing a 12% increase compared to the previous quarterly dividend of $0.17.

                        COMMON STOCK REPURCHASE PROGRAM

On November 17, 1993 First Midwest's Board of Directors authorized the Company to purchase up to 600 shares of its common stock on the open market or in private transactions. During the first quarter of 1995, approximately 3 shares of treasury stock were purchased at a cost of $78. The purchases, in part, are being used to fund the exercise of stock options by employees, with 26 shares of treasury stock issued in the first quarter of 1995 for such purpose. First Midwest intends to continue to utilize its common stock repurchase program as market conditions warrant to enhance long-term stockholder value.

                             COMPANY RESTRUCTURING

In August 1994, First Midwest announced a major plan of restructuring intended to improve its financial performance and better position it for the accelerated growth that the Company anticipates in its fast-growing markets. The restructuring will result in the merger of First Midwest's four national Bank Affiliates into a single Bank together with the consolidation of support, administrative and clerical functions currently spread across the Company. The support structure consolidation is designed to achieve greater efficiency and, more importantly, is expected to result in a significant enhancement of customer service and satisfaction.

A pretax restructure charge in the amount of $3,900 was recorded during the fourth quarter of 1994 to establish an accrual for various restructuring expenses incident to this consolidation. For the three months ended March 31, 1995, approximately $143 in restructure expenses have been paid, resulting in a restructure accrual balance as of such date of $3,757. The majority of the restructure expenses are expected to be paid in the second and third quarters of 1995, with the entire accrual expected to be paid out by the end of 1995.

The consolidation activities giving rise to the restructure charge are proceeding and are expected to be fully implemented by September 30, 1995. When fully implemented, the consolidation is anticipated to result in permanent annualized pretax savings of approximately $7 million, such savings being primarily related to compensation and benefit expense saved on the approximate 180 positions eliminated. Since the majority of the savings will not be realized until the merger of the Banks have concluded, it is expected that First Midwest will begin realizing such savings during the 4th quarter of 1995.

                          PART II.  OTHER INFORMATION

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



     (a) Exhibits - See Exhibit Index appearing on page 19.

     (b) Form 8-K - A Report on Form 8-K was filed during the first quarter of 1995 as follows:

           On February 1, 1995, First Midwest filed a Report on Form 8-K under
           Item 5 announcing a companywide restructuring initiative.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          First Midwest Bancorp, Inc.
                                       ---------------------------------


Date:  May 8, 1995                        DONALD J. SWISTOWICZ

                                          Donald J. Swistowicz
                                          Senior Vice President*


* Duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX



Exhibit
Number            Description of Documents                   Page Number
- - ------            ------------------------                   -----------
 19               Quarterly Report to Shareholders for                20
                  the Quarter ended March 31, 1995

 27               Financial Data Schedule                             24