Form 10-Q
period 1995-06-30
FIRST MIDWEST BANCORP INC
filed 1995-08-14
CIK 702325

================================================================================
SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarter ended JUNE 30, 1995, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ___________________________ to ___________________________

COMMISSION FILE NUMBER 0-10967
--------------------------------------------------------------------------------


                          FIRST MIDWEST BANCORP, INC.
             (Exact name of Registrant as specified in its charter)


              DELAWARE                                 36-3161078
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)


                    300 PARK BLVD., SUITE 405, P.O. BOX 459
                          ITASCA, ILLINOIS  60143-0459
              (Address of principal executive offices) (zip code)


                                 (708) 875-7450
              (Registrant's telephone number, including area code)


                           COMMON STOCK, NO PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS
           Securities Registered Pursuant to Section 12(g) of the Act



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    As of August 4, 1995, 12,243,886 shares of the Registrant's no par value common stock were outstanding, excluding treasury shares.


                     Exhibit Index is located on page 22.

                          FIRST MIDWEST BANCORP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                                                      PAGE
                                                                                                   ----

  Item 1. Financial Statements

     Consolidated Statements of Condition........................................................    3

     Consolidated Statements of Income...........................................................    4

     Consolidated Statements of Cash Flows.......................................................    5

     Notes to Consolidated Financial Statements..................................................    6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..   12


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.......................................................   21

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                          FIRST MIDWEST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
              (Dollar amounts in thousands except per share data)


                                                                               JUNE 30,    DECEMBER 31,
                                                                              1995 /(1)/    1994 /(2)/
                                                                             ------------  -------------

ASSETS
 Cash and due from banks...................................................  $   196,688    $   107,180
 Federal funds sold and other short term investments.......................       26,794         15,694
 Securities available for sale, at market value............................      463,695        696,384
 Securities held to maturity, at amortized cost (market value of $278,447
   and $165,536 at June 30, 1995 and December 31, 1994, respectively)......      276,240        168,644

 Loans, net of unearned discount...........................................    1,898,477      1,785,200
 Reserve for loan losses...................................................      (24,844)       (24,083)
                                                                             -----------    -----------
 Net loans.................................................................    1,873,633      1,761,117

 Premises, furniture and equipment.........................................       44,174         40,329
 Accrued interest receivable...............................................       21,247         18,358
 Other assets..............................................................       49,194         67,395
                                                                             -----------    -----------
 TOTAL ASSETS..............................................................  $ 2,951,665    $ 2,875,101
                                                                             ===========    ===========

LIABILITIES
 Demand deposits...........................................................  $   348,370    $   346,864
 Savings deposits..........................................................      254,620        270,192
 NOW accounts..............................................................      285,946        292,570
 Money market deposits.....................................................      232,532        194,548
 Time deposits.............................................................      979,902        890,234
                                                                             -----------    -----------
   Total deposits..........................................................    2,101,370      1,994,408

 Short-term borrowings.....................................................      606,254        665,500
 Accrued interest payable..................................................        9,988          9,120
 Other liabilities.........................................................       20,230         19,958
                                                                             -----------    -----------
 TOTAL LIABILITIES.........................................................    2,737,842      2,688,986
                                                                             -----------    -----------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value: 1,000,000 shares authorized, none issued...          ---            ---
 Common stock, no par value: 20,000,000 shares authorized; 12,551,430 issued; 12,237,113 and 12,197,480 outstanding at June 30, 1995 and
    December 31, 1994, respectively........................................       23,465         23,465
 Additional paid-in capital................................................       25,779         25,913
 Retained earnings.........................................................      173,569        165,893
 Unrealized net depreciation on securities, net of tax.....................       (1,708)       (20,767)
 Treasury stock, at cost - 314,317 and 353,950 shares at June 30, 1995
   and December 31, 1994, respectively.....................................       (7,282)        (8,389)
                                                                             -----------    -----------
 TOTAL STOCKHOLDERS' EQUITY................................................      213,823        186,115
                                                                             -----------    -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................  $ 2,951,665    $ 2,875,101
                                                                             ===========    ===========

See notes to consolidated financial statements.
/(1)/  Unaudited
/(2)/ Audited - See December 31, 1994 Form 10-K for Auditor's Report.

                          FIRST MIDWEST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)


                                                             QUARTERS ENDED             SIX MONTHS ENDED
                                                              JUNE 30, (1)                JUNE 30, (1)
                                                        -------------------------   -------------------------
                                                           1995          1994          1995          1994
                                                        -----------   -----------   -----------   -----------
INTEREST INCOME
Interest and fees on loans............................  $    42,564   $    34,061   $    82,308   $    66,008
Interest on securities available for sale.............       10,766        10,890        22,463        21,244
Interest on securities held to maturity...............        2,625           640         4,988         1,213
Interest on federal funds sold and other
 short-term investments...............................          978           435         1,246           477
                                                        -----------   -----------   -----------   -----------
  TOTAL INTEREST INCOME...............................       56,933        46,026       111,005        88,942
                                                        -----------   -----------   -----------   -----------

INTEREST EXPENSE......................................
Interest on deposits..................................       18,725        13,779        34,751        26,455
Interest on short-term borrowings.....................       10,478         5,747        20,992        10,117
                                                        -----------   -----------   -----------   -----------
  TOTAL INTEREST EXPENSE..............................       29,203        19,526        55,743        36,572
                                                        -----------   -----------   -----------   -----------

  NET INTEREST INCOME.................................       27,730        26,500        55,262        52,370

PROVISION FOR LOAN LOSSES.............................        2,540         1,780         4,172         3,292
                                                        -----------   -----------   -----------   -----------

  Net interest income after provision for loan losses.       25,190        24,720        51,090        49,078
                                                        -----------   -----------   -----------   -----------

NONINTEREST INCOME
Service charges on deposit accounts...................        2,262         2,493         4,506         4,759
Trust income..........................................        2,098         1,603         3,586         3,146
Other service charges, commissions and fees...........        1,365         1,474         2,895         2,818
Net revenues on real estate loans held for sale.......          497           323           595           823
Security transactions, net............................          527           (21)          532         1,259
Other income..........................................          959           505         1,532         1,086
                                                        -----------   -----------   -----------   -----------
  TOTAL NONINTEREST INCOME............................        7,708         6,377        13,646        13,891
                                                        -----------   -----------   -----------   -----------

NONINTEREST EXPENSE
Salaries and wages....................................        9,612         9,326        19,037        18,343
Retirement and other employee benefits................        2,588         2,404         5,257         5,169
Occupancy expense of premises.........................        1,190         1,299         2,607         2,708
Equipment expense.....................................        1,396         1,267         2,846         2,498
Computer processing expense...........................        1,430         1,149         2,951         2,344
FDIC insurance premiums...............................        1,104         1,134         2,208         2,268
Advertising and promotions expense....................          547           693         1,178         1,136
Foreclosed real estate expense, net...................          492           230           809           873
Other expenses........................................        4,642         4,710         8,653         9,820
                                                        -----------   -----------   -----------   -----------
  TOTAL NONINTEREST EXPENSE...........................       23,001        22,212        45,546        45,159
                                                        -----------   -----------   -----------   -----------

Income before income tax expense......................        9,897         8,885        19,190        17,810
Income tax expense....................................        3,544         3,283         6,858         6,693
                                                        -----------   -----------   -----------   -----------
  NET INCOME..........................................  $     6,353   $     5,602   $    12,332   $    11,117
                                                        ===========   ===========   ===========   ===========
  NET INCOME PER SHARE................................  $      0.52   $      0.46   $      1.01   $      0.91
  Cash dividends declared per share...................  $      0.19   $      0.17   $      0.38   $      0.34
  Weighted average shares outstanding.................   12,233,382    12,168,625    12,217,828    12,181,910
                                                        ===========   ===========   ===========   ===========

-----------------------------------
See notes to consolidated financial statements.
(1)  Unaudited

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                                                               SIX MONTHS ENDED
                                                                                                 JUNE 30, (1)
                                                                                             ---------------------
                                                                                               1995        1994
                                                                                             ---------   ---------
OPERATING ACTIVITIES
 Net income.........................................................................         $  12,332   $  11,117
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses.........................................................             4,172       3,292
  Provision for depreciation........................................................             2,744       2,421
  Net amortization of securities available for sale premiums and discounts..........             1,265       1,320
  Net accretion of securities held to maturity premiums and discounts...............            (1,063)       (180)
  Net gains on securities available for sale transactions...........................              (532)     (1,237)
  Net gains on securities held to maturity..........................................                 -         (22)
  Net gains on sales of premises, furniture and equipment...........................               (68)        (67)
  Net decrease in deferred income taxes.............................................              (275)       (295)
  Net amortization of purchase accounting adjustments and goodwill..................               718         745

  Changes in operating assets and liabilities:
   Net (increase) decrease in loans held for sale...................................            (9,397)      6,670
   Net (increase) decrease in accrued interest receivable...........................            (2,889)        179
   Net decrease in other assets.....................................................             3,566       4,299
   Net increase (decrease) in accrued interest payable..............................               868        (216)
   Net increase (decrease) in other liabilities.....................................               547      (5,657)
                                                                                             ---------   ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES.......................................            11,988      22,369
                                                                                             ---------   ---------

INVESTING ACTIVITIES
Securities available for sale:
 Proceeds from sales................................................................           341,888     206,047
 Proceeds from maturities, calls and paydowns.......................................            14,202     125,103
 Purchases..........................................................................           (92,908)   (296,215)

Securities held to maturity:
 Proceeds from maturities, calls and paydowns.......................................            66,743      12,226
 Purchases..........................................................................          (173,269)    (30,814)
Loans made to customers, net of principal collected.................................          (108,079)    (97,321)
Proceeds from sales of foreclosed real estate.......................................             2,512      11,273
Proceeds from sales of premises, furniture and equipment............................               119         218
Purchases of premises, furniture and equipment......................................            (6,627)     (3,483)
                                                                                             ---------   ---------
 NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES...................................            44,581     (72,966)
                                                                                             ---------   ---------

FINANCING ACTIVITIES
Net increase in deposit accounts....................................................           106,962      61,761
Net (decrease) increase in short-term borrowings....................................           (59,246)     27,385
Purchases of treasury stock.........................................................               (78)     (2,097)
Cash dividends......................................................................            (4,650)     (4,138)
Exercise of stock options...........................................................             1,051         265
                                                                                             ---------   ---------
 NET CASH USED BY FINANCING ACTIVITIES..............................................            44,039      83,176
                                                                                             ---------   ---------
 Net increase in cash and cash equivalents..........................................           100,608      32,579
 Cash and cash equivalents at beginning of period...................................           122,874     118,301
                                                                                             ---------   ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................         $ 223,482   $ 150,880
                                                                                             =========   =========

Supplemental disclosures:
 Interest paid to depositors and creditors..........................................         $  54,875   $  36,788
 Income taxes paid..................................................................             8,651       7,682
 Non-cash transfers to foreclosed real estate from loans............................               540       3,647
                                                                                             =========   =========

See notes to consolidated financial statements.
(1)  Unaudited

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim consolidated financial statements of First Midwest Bancorp, Inc. ("First Midwest") included in this report reflect all normal and recurring adjustments which are, in the opinion of Management, necessary to fairly present the results for the interim periods presented. Certain reclassifications have been made to the 1994 data to conform to the 1995 presentation, and the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year 1995. The accounting and reporting policies of First Midwest conform to generally accepted accounting principles and general practice within the banking industry. For details of significant accounting policies and practices, in addition to that provided below, refer to First Midwest's Annual Report on Form 10-K for the year ended December 31, 1994.

ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - In May, 1993, the Financial Accounting Standards Board ("FASB") issued Statement No. 114 "Accounting by Creditors for Impairment of a Loan", and in 1994 issued Statement No. 118, which amends Statement No. 114. These Statements, which First Midwest adopted as of January 1, 1995, address the accounting by creditors for an impaired loan by specifying how the reserve for loan losses related to such loan should be determined. A loan is considered impaired when it is probable that a creditor will be unable to collect all contractual principal and interest due according to the contractual terms of the loan agreement. The amount of impairment is the difference between a creditor's recorded investment in a loan and the present value of expected future cash flows from such loan or, as a practical expedient, at either such loan's observable market price or the fair value of the collateral supporting such loan. These Statements also prescribe the accounting treatment for certain loans that are restructured in a troubled debt restructuring and impose new rules with respect to the classification of in-substance foreclosed loans. First Midwest's disclosure with respect to the Statements is provided in the accounting policies that follow entitled "Loans" and "Foreclosed Real Estate" and in note 4, located on page 9, of this Form 10-Q.

LOANS - Loans are carried at the principal amount outstanding, net of unearned income, including certain deferred loan fees. Interest income on loans is accrued based on principal amounts outstanding. Unearned discount on certain consumer installment loans is credited to income over the term of the loan using the sum-of-the-month's digits method which approximates the level yield method.

Generally a loan, including an impaired loan, is classified as nonaccrual and the accrual of interest thereon discontinued when, in the opinion of Management, there is reasonable doubt as to the timely collection of interest or principal. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the reserve for loan losses. Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Nonaccrual loans are returned to an accrual status when, in the opinion of Management, the financial position of the borrower and other relevant factors indicate there is no longer reasonable doubt as to the timely payment of principal or interest.

FORECLOSED REAL ESTATE - Foreclosed real estate, including certain in-substance foreclosures, includes properties acquired in partial or total satisfaction of certain loans and is included in other assets in the accompanying consolidated statements of condition.

In accordance with FASB Statement No. 114, a loan is classified as an in-substance foreclosure when First Midwest takes possession of loan collateral regardless of whether a formal foreclosure proceeding takes place. Loans previously classified as in-substance foreclosure but for which First Midwest had not taken possession of the collateral have been reclassified to loans effective January 1, 1995. This reclassification had no impact on First Midwest's financial condition or results of operations.

GOODWILL AND OTHER INTANGIBLES - Goodwill, representing the excess of the purchase price over the fair value of net assets acquired using the purchase method of accounting, is being amortized using the straight-line method over periods not exceeding twenty years. At June 30, 1995, goodwill totaling $14,205 is included in other assets in the accompanying consolidated statements of condition.

Included in other assets in the accompanying consolidated statement of condition at June 30, 1995 are other intangibles, primarily core deposit premiums and organizational costs, totaling $1,711.

First Midwest assesses the recoverability of its goodwill and other intangibles on a periodic basis through review of various economic factors in determining whether impairment, if any, exists.

2. SECURITIES

SECURITIES AVAILABLE FOR SALE - The amortized cost and market value of securities available for sale at June 30, 1995 and December 31, 1994 are as follows:

                                                          Securities Available for Sale
                            ------------------------------------------------------------------------------------------
                                            June 30, 1995                               December 31, 1994
                            --------------------------------------------  --------------------------------------------
                                         Gross        Gross                            Gross        Gross
                            Amortized  Unrealized  Unrealized    Market   Amortized  Unrealized  Unrealized    Market
                              Cost       Gains       Losses      Value      Cost       Gains       Losses      Value
                            ---------  ----------  -----------  --------  ---------  ----------  -----------  --------
U.S. Treasury securities..   $199,757      $1,910     $  (160)  $201,507   $134,204        $ --    $ (2,666)  $131,538
U.S. Agency securities....    257,330           -      (2,111)   255,219    536,950          87     (26,966)   510,071
Other securities..........      7,182           -        (213)     6,969     57,037          24      (2,286)    54,775
                             --------  ----------     -------   --------   --------        ----    --------   --------
  Total...................   $464,269      $1,910     $(2,484)  $463,695   $728,191        $111    $(31,918)  $696,384
                             ========  ==========     =======   ========   ========        ====    ========   ========

 U.S. Treasury Securities - Since December 31, 1994 approximately $76,000 in U.S. Treasury securities were purchased. Such purchases were funded from the proceeds of paydowns and sales of agency and other securities classified as available for sale. A decline in general market interest rates during 1995 resulted in a reduction in gross unrealized losses from ($2,666) at year-end 1994 to gross unrealized gains and losses of $1,910 and ($160), respectively as of June 30, 1995.

 U.S. Agency Securities - The majority of agency securities represent collateralized mortgage obligation bonds (CMOs) and mortgage-backed pass-through securities. These securities are primarily normal pass-through certificates issued by agencies of the U.S. government or are AAA-rated agency-backed CMOs with specific tranches selected for their cashflow and prepayment characteristics. The approximate $280,000 reduction in the amortized cost since year-end 1994 primarily reflects sales of securities during 1995 totaling approximately $261,000. These sales were conducted to reposition the portfolio in order to enhance the overall portfolio liquidity as well as to reduce price volatility.

 Gross unrealized losses in this security category totaled ($2,111) at June 30, 1995 of which approximately ($1,100) is attributable to CMOs that were purchased in conjunction with the arbitrage transaction discussed in Management's Discussion and Analysis under the section entitled "Net Interest Income" located on page 12 of this Form 10-Q. The principal CMO securities balance related to the ($1,100) in unrealized loss was reduced from $206,000 as of December 31, 1994, to $174,000 as of June 30, 1995; such reduction is attributable to the portfolio repositioning as discussed above. Interest rates on these CMOs reset monthly and are indexed to one-month LIBOR, plus a spread of approximately 125 basis points. These CMOs are subject to lifetime interest rate caps which represent ceilings set on the interest coupons of the securities, which are in the range of 9 - 9 1/2%. The general decline in interest rates since the end of 1994 has positively affected the market value of the caps imbedded within such CMOs. As a result, the ($1,100) in unrealized losses on the CMOs as of June 30, 1995 represents a reduction from such unrealized loss outstanding at year-end 1994 which totaled ($18,400).

 Other Securities - Other securities totaled approximately $7,000 as of June 30, 1995, representing an approximate $48,000 reduction since year-end 1994. This reduction represents the paydowns and sales of whole-loan mortgage-backed securities during 1995 with the proceeds reinvested in higher-yielding U.S. Treasury securities with durations similar to those of the securities sold.

For the six months ended June 30, 1995, proceeds from sales and paydowns of securities available for sale totaled $341,888 and $14,202, respectively, with gross gains and losses realized on such sales totaling $1,552 and ($1,020), respectively. For the year ended December 31, 1994, proceeds from the sale of securities available for sale totaled $206,388. Gross gains and losses realized on sales for the year ended December 31, 1994 were $1,780 and ($541), respectively.

SECURITIES HELD TO MATURITY - The amortized cost and market value of securities held to maturity at June 30, 1995 and December 31, 1994 are as follows:

                                                                 Securities Held to Maturity
                                  ------------------------------------------------------------------------------------------
                                                 June 30, 1995                               December 31, 1994
                                  --------------------------------------------  --------------------------------------------
                                               Gross        Gross                            Gross        Gross
                                  Amortized  Unrealized  Unrealized    Market   Amortized  Unrealized  Unrealized    Market
                                    Cost       Gains       Losses      Value      Cost       Gains       Losses      Value
                                  ---------  ----------  -----------  --------  ---------  ----------  -----------  --------
U.S. Treasury securities........   $    927      $    8       $  (2)  $    933   $    721        $ --     $    (9)  $    712
U.S. Agency securities..........    232,176       1,969         (39)   234,106    131,950          --      (3,069)   128,881
State and municipal securities..     30,807         345         (96)    31,056     25,731         324        (351)    25,704
Other securities................     12,330          22           -     12,352     10,242          --          (3)    10,239
                                   --------      ------       -----   --------   --------  ----------     -------   --------
  Total.........................   $276,240      $2,344       $(137)  $278,447   $168,644        $324     $(3,432)  $165,536
                                   ========      ======       =====   ========   ========  ==========     =======   ========

The increase in the securities held to maturity portfolio since December 31, 1994 is attributable to purchases of U.S. Agency securities in the second quarter of 1995. These funds were primarily provided by sales of U.S. Agency securities classified as available for sale, as discussed in the previous section entitled "Securities Available for Sale". Also increasing the portfolio size was the purchase of short-term tax anticipation warrants ("TAWs") classified as State and municipal securities.

U.S. Agency Securities - Included in U.S. Agency securities in the table above are approximately $88,000 in CMOs that were purchased in conjunction with the arbitrage transaction discussed in Management's Discussion and Analysis under the section entitled "Net Interest Income" located on page 12 of this Form
10-Q. Interest rates on these CMOs reset monthly and are indexed to one month LIBOR, plus a spread of approximately 125 basis points. These CMOs are subject to lifetime interest rate caps which represent ceilings set on the interest coupons of the securities. Of the total approximate $88,000 in securities, $28,000 have a 10% cap and the remaining $60,000 have a 9% cap. The general decline in interest rates since the end of 1994 has positively affected the market value of the caps imbedded within such CMOs. As a result, the $1,969 unrealized gains as of June 30, 1995 represent a significant fluctuation from an unrealized loss outstanding at year-end 1994 which totaled ($3,033).

For the six months ended June 30, 1995, proceeds from calls of securities held to maturity totaled $6,038; no gains or losses were realized on such calls. Proceeds from calls of securities held to maturity for the year ended December 31, 1994 totaled $41,722. Gross gains and losses realized on those calls totaled $22 and ($1), respectively.

3. LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:

                                 June 30,  December 31,
                                  1995        1994
                                ---------- ------------
  Commercial and industrial...  $  573,946  $  514,628
  Agricultural................      31,273      33,546
  Consumer....................     525,896     499,313
  Real estate - 1-4 family....     246,714     215,821
  Real estate - commercial....     428,968     441,570
  Real estate - construction..      73,896      67,356
  Other.......................      17,784      12,966
                                ----------  ----------
  Total.......................  $1,898,477  $1,785,200
                                ==========  ==========

Real estate 1-4 family loans, in the table above, include loans held for sale totaling $13,460 and $4,063, at June 30, 1995 and December 31, 1994,
respectively.

Effective April 1, 1995 First Midwest adopted FASB Statement No. 122 ("FASB No. 122") "Accounting for Mortgage Servicing Rights". FASB No. 122 amends Statement No. 65 "Accounting for Certain Mortgage Banking Activities" to require that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired, eliminating the previously existing accounting distinctions between servicing rights acquired through purchase transactions and those acquired through loan originations. The statement also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights.

Pursuant to the requirements of FASB No. 122, First Midwest's mortgage servicing rights are carried at fair value which approximated $385 at June 30, 1995. Such servicing rights are amortized over the average life of the loans serviced which approximates seven years. As of June 30, 1995 the valuation allowance for servicing rights totaled $128; no writedowns were recorded during the quarter.


4.  RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

The following table presents changes in the reserve for loan losses for the quarter and six months ended June 30, 1995 and 1994:

                                                     Quarters ended      Six months ended
                                                         June 30,             June 30,
                                                   -------------------  -------------------
                                                     1995      1994       1995      1994
                                                   --------  ---------  --------  ---------
Balance at beginning of period...................  $24,208    $21,692   $24,083    $21,654
     Provision for loan losses...................    2,540      1,780     4,172      3,292
     Loans charged-off...........................   (2,546)    (2,476)   (4,498)    (4,456)
     Recoveries of loans previously charged-off..      642        575     1,087      1,081
                                                   -------    -------   -------    -------
         Net loans charged-off...................   (1,904)    (1,901)   (3,411)    (3,375)
                                                   -------    -------   -------    -------
Balance at end of period.........................  $24,844    $21,571   $24,844    $21,571
                                                   =======    =======   =======    =======

The recorded investment in loans determined to be impaired at June 30, 1995 totaled $19,400. For a definition of impairment, in addition to methods of measuring the amount of impairment, refer to the section entitled "Accounting for Creditors for Impairment of a Loan" in Note 1 to the consolidated financial statements located on Page 6 of this Form 10-Q. Of such $19,400, $14,360 have collateral values less than the recorded investment in such loans for which a specific loan loss reserve of $3,831 is maintained; the $5,040 balance of impaired loans have collateral values equal to or greater than the recorded investment in such loans. Further, of the $19,400 in impaired loans, $11,261 were classified as nonaccrual and $7,779 as renegotiated.

At June 30, 1995 the reserve for loan losses totaled $24,844 and consisted of specific reserves for impaired loans of $3,831, general allocated reserves of $7,675 and unallocated reserves of $13,338. An explanation of the methodology used to determine the level of the reserve for loan losses is provided in Management's Discussion and Analysis under the section entitled "Provision and Reserve for Loan Losses" beginning on page 18 of this Form 10-Q.

Information with respect to the average recorded investment in impaired loans and interest income recorded on such loans is provided below:

                                                         Quarter ended  Six months ended
                                                         June 30, 1995   June 30, 1995
                                                         -------------  ----------------
        Average recorded investment in impaired loans..        $14,522           $16,741
        Interest income recorded - total...............            170               332
        Interest income recorded - cash basis..........            133               295
                                                               =======           =======

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

As of June 30, 1995, the contractual amount of commitments to extend credit totaled $415,293, $69,355 of which represents unused home equity lines of credit. The contractual amount of standby letters of credit totaled $40,505 and commercial letters of credit were $413.

First Midwest enters into certain sales contracts for the future delivery of loans at a specified price and date. These contracts, in the form of forward sales agreements, are entered into to limit exposure to fluctuation in interest rates in First Midwest's mortgage loan sales operations. As part of such loan sales operations, First Midwest generally contracts for the sale of loans without recourse. Forward sales agreements outstanding as of June 30, 1995 totaled $18,000.

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

First Midwest had interest rate swaps with an aggregate notional amount totaling $344,100 in place, hedging various balance sheet categories, as of June 30, 1995. Further information with respect to these interest rate swap contracts is presented below:

                                                   Weighted               Weighted Average Rate
                                                   Average    Fair Value  ---------------------
                                        Notional   Maturity      as of    Interest     Interest
Type of Interest Rate Swap              Amount    (in years)    6/30/95   Received       Paid
--------------------------------------  --------  ----------   --------   --------     --------
Receive fixed rate/Pay variable rate..  $104,100      1.0      $    651      6.43%       6.11%
Pay fixed rate/Receive variable rate..  $ 40,000      0.1      $    (12)     6.06%       6.65%
Basis swaps                             $200,000      3.2      $ (4,920)     5.06%       6.63%
                                        ========      ===      ========      ====        ====

The fair value of interest rate swaps is the estimated amount that First Midwest would pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swap counter-parties.

6.  PENDING ACQUISITION

On June 1, 1995 First Midwest announced that it had entered into a definitive agreement to acquire CF Bancorp, Inc. ("CF"). CF is the holding company of Citizens Federal Savings Bank, F.S.B. ("Citizens Federal") which is headquartered in Davenport, Iowa with additional offices in Davenport and Bettendorf, Iowa. CF had total assets and stockholders' equity of approximately $225,000 and $23,000, respectively, as of June 30, 1995. For the six months ended June 30, 1995, CF recorded net income of $1,400, resulting in return on average assets and stockholder's equity of 1.27% and 12.37%, respectively.

Under the agreement, CF shareholders will receive 1.4545 shares of First Midwest common stock for each share of CF common stock in a tax-free exchange. Based on First Midwest's June 30 closing price of $24.69, each share of CF's common stock has an implied value of $35.91, with the total transaction valued at approximately $32.9 million based upon total CF common shares currently outstanding.

The agreement has been approved by the Boards of Directors of both First Midwest and CF, and is subject to CF shareholder ratification and customary regulatory approvals. The transaction, to be accounted for as a pooling of interests, is expected to be completed in late 1995 or early 1996.

7.  OTHER MATTERS

During the second quarter of 1995 settlement discussions occurred arising out of litigation brought by First Midwest relating to a claim against its fidelity bond insurance carrier. Incident thereto the carrier informally communicated a settlement offer which was rejected by First Midwest. Neither the possibility nor the timing of settlement or litigation outcome can be reasonably determined or quantified at this time.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarter and six months ended June 30, 1995 as compared to the same period in 1994. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this Form 10-Q. Amounts are presented in thousands, except for per share data.

                            SUMMARY OF PERFORMANCE

Net Income
----------

Net income for the second quarter of 1995 increased to $6,353, or $.52 per share from $5,602, or $.46 per share in the second quarter of 1994 representing an increase of 13% on a per share basis. Net income for the six months ended June 30, 1995 increased to $12,332, or $1.01 per share, from $11,117, or $.91 per share for the like period in 1994, representing an 11% increase per share.

Presented in the table below is an income statement analysis, presented on a per share basis, comparing the after-tax change in the components of net income for the periods ended June 30, 1995 and 1994. The increase or decrease in each net income component is further detailed in the management discussion and analysis that follows.

                                                           Quarter   Six months
                                                           --------  -----------
    Net income per share - Period ended June 30, 1994....   $ 0.46       $ 0.91

    Increase (decrease) in after-tax net income in 1995
     as compared to 1994 resulting from changes in:
      Net interest income (tax equivalent)...............     0.06         0.14
      Provision for loan losses..........................    (0.04)       (0.04)
      Noninterest income.................................     0.04         0.02
      Securities gains...................................     0.02        (0.04)
      Noninterest expense................................    (0.04)       (0.02)
      Income tax expense /*/.............................     0.02         0.04
                                                            ------       ------

    Net increase.........................................     0.06         0.10
                                                            ------       ------

    Net income per share - Period ended June 30, 1995....   $ 0.52       $ 1.01
                                                            ======       ======

   /*/ Refer to the discussion on page 18, entitled "Income Tax Expense".


Return on Average Assets and Stockholders' Equity
-------------------------------------------------

Return on average assets was 0.87% for the second quarter of 1995 as compared to 0.82% for the same quarter in 1994. Return on average assets for the six months ended June 30, 1995 was 0.86%, as compared to 0.83% for the like period in 1994. Return on average stockholders' equity for the second quarter of 1995 was 12.34%, as compared to 11.69% for the 1994 quarter. Return on average stockholders' equity was 12.48% for the six months ended June 30, 1995, as compared to 11.47% for the like period in 1994.

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

For purposes of the following discussion, both net interest income and margin have been adjusted to a fully tax-equivalent basis for certain tax-exempt loans and securities. The following summarizes net interest income and margin for the periods ended June 30, 1995 and 1994:

                                               Quarters ended        Six months ended
                                                  June 30,                June 30,
                                              ------------------    -------------------
                                               1995       1994        1994       1995
                                              -------    -------    --------    -------
    Interest income, as reported...........   $56,933    $46,026    $111,005    $88,942
       Tax equivalent adjustment...........       317        354         606        704
                                              -------    -------    --------    -------
    Tax equivalent interest income.........    57,250     46,380     111,611     89,646
    Interest expense.......................   (29,203)   (19,526)    (55,743)   (36,572)
                                              -------    -------    --------    -------
       Tax equivalent net interest income..   $28,047    $26,854    $ 55,868    $53,074
                                              =======    =======    ========    =======
       Tax equivalent net interest margin..     4.13%      4.23%       4.19%      4.28%
                                              =======    =======    ========    =======
         - excluding arbitrage /(1)/.......     4.46%      4.62%       4.54%      4.68%
                                              =======    =======    ========    =======

    /(1)/ Refer to the following discussion for a description of the arbitrage.


Net interest income on a tax equivalent basis increased to $28,047 for the second quarter of 1995, representing an increase of $1,193, or 4.4% over the year ago quarter totaling $26,854. That interest margin decreased to 4.13% for the 1995 quarter as compared to 4.23% for the same quarter in 1994. For the six months ended June 30, 1995, net interest income increased to $55,868, representing an increase of $2,794 or 5.3% over the like period in 1994 totaling $53,074. Net interest margin decreased to 4.19% for the 1995 period as compared to 4.28% for the same period in 1994.

Included in average earning assets during the second quarter of 1995 was approximately $286,000 in securities purchased incident to an arbitrage transaction; the average balance of such securities for the second quarter of 1994 was approximately $303,000. The arbitrage involves the purchase of floating rate securities and the simultaneous financing of this purchase through repurchase agreements with investment banks who are primary dealers in U.S. Government securities. The arbitrage adds to net interest income as a result of the spread between the rate of interest earned on the securities and that paid on the underlying funding source. The average interest rate earned on the securities during the second quarter of 1995 was 7.62% while the average interest rate paid on the underlying funding source was 6.22% for a net positive interest rate spread of 1.40%. The average interest rates earned and paid on the arbitrage investment in the second quarter of 1994 were 5.41% and 4.13%, respectively, for a positive net interest spread of 1.28%. Excluding the effect of the arbitrage, which reduces the net interest margin due to the addition of a significant volume of lower-yielding securities, tax equivalent net interest margin would have been 4.46% for the 1995 quarter and 4.62% for the 1994 quarter.

For the six months ended June 30, 1995 the average principal position of the arbitrage was $286,000 with a positive net spread on such position of approximately 150 basis points. For the same period in 1994 the average principal position of the arbitrage was $295,000 with a net spread of approximately 130 basis points.

As shown in the Volume/Rate Analysis on page 15, the $10,870 increase in interest income for the quarter is largely attributable to volume and interest rate variances on loans totaling $8,497. Slightly more than half of the loan interest income variance resulted from loan volumes, which increased by $223,031 in the current quarter over the like quarter last year, primarily due to growth in the commercial, real estate, and indirect consumer loan portfolios. The remaining loan interest income variance resulted from interest rates, which increased to an average of 9.17% for the 1995 quarter from 8.34% in 1994.

Interest expense increased by $9,677 for the second quarter of 1995 as compared to the same period in 1994, dominantly due to interest rates on time deposits and short-term borrowings. The interest rate increase on time deposits, which average rates were 5.66% for the 1995 quarter as compared to 4.38% for the 1994 quarter, resulted primarily from an upward shift in the interest rate environment and reflects growth in First Midwest's fixed term deposits. Short-term borrowings, in the form of federal funds purchased, repurchase agreements and Federal Home Loan Bank notes, increased to 6.71% in 1995 from 4.13% in 1994.

Volume and interest rate variances for the six months ended June 30, 1995 as compared to 1994 are provided in the Volume/Rate Analysis on page 16 and generally follow those provided for the quarterly periods. In addition, a positive interest rate variance in securities available for sale reflects the repricing of certain short-term securities in a higher interest-rate environment.

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

VOLUME/RATE ANALYSIS

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended June 30, 1995 and 1994. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                                                     QUARTERS ENDED JUNE 30, 1995 AND 1994
                                            ----------------------------------------------------------------------------------------
                                                                                   AVERAGE INTEREST               INTEREST
                                                     AVERAGE BALANCES              RATES EARNED/PAID            INCOME/EXPENSE
                                            ----------------------------------  ----------------------  ----------------------------
                                                                                               BASIS
                                                                     INCREASE                 POINTS                       INCREASE
                                               1995        1994     (DECREASE)  1995   1994  INC/(DEC)   1995      1994   (DECREASE)
                                            ----------   ---------  ----------  ----   ----  ---------  -------   ------  ----------
Federal funds sold and other
  short-term investments..................  $   44,104      42,236      1,868   8.89%  4.13%    476     $   978      435       543
Securities available for sale.............     656,943     818,235   (161,292)  6.57   5.34     123      10,766   10,890      (124)
Securities held to maturity:..............
  Taxable.................................     119,370       8,273    111,097   7.26   5.77     149       2,162      119     2,043
  Nontaxable (1)..........................      36,726      34,599      2,127   7.79   9.30    (151)        713      802       (89)
Loans, net of unearned discount (1).......   1,865,624   1,642,593    223,031   9.17   8.34      83      42,631   34,134     8,497
                                            ----------   ---------   --------   ----   ----    ----     -------   ------    ------
  Total interest-earning assets (1).......  $2,722,767   2,545,936    176,831   8.43%  7.31%    113     $57,250   46,380    10,870
                                            ==========   =========   ========   ====   ====    ====     =======   ======    ======

Savings deposits..........................  $  257,156     282,644    (25,488)  2.18%  2.39     (21)    $ 1,399    1,681      (282)
NOW accounts..............................     305,372     319,131    (13,759)  2.48   2.18      30       1,890    1,732       158
Money market deposits.....................     216,289     225,969     (9,680)  3.21   2.51      70       1,729    1,414       315
Time deposits.............................     970,684     819,581    151,103   5.66   4.38     128      13,707    8,952     4,755
Short-term borrowings.....................     626,191     558,140     68,051   6.71   4.13     258      10,478    5,747     4,731
                                            ----------   ---------   --------   ----   ----    ----     -------   ------    ------

  Total interest-bearing liabilities......  $2,375,692   2,205,465    170,227   4.93%  3.55     138     $29,203   19,526     9,677
                                            ==========   =========   ========   ====   ====    ====     =======   ======    ======

  Net interest margin/income (1)..........                                      4.13%  4.23     (10)    $28,047   26,854     1,193
                                                                                ====   ====    ====     =======   ======    ======

  Net interest income/margin - excluding
   arbitrage transaction (1) (2)..........                                      4.46%  4.62%    (16)    $27,154   25,986     1,168
                                                                                ====   ====    ====     =======   ======    ======

                                             QUARTERS ENDED JUNE 30, 1995 AND 1994
                                             -------------------------------------
                                                    INCREASE/(DECREASE) IN
                                                INTEREST INCOME/EXPENSE DUE TO:
                                             -------------------------------------
                                                                 VOLUME/
                                             VOLUME     RATE      RATE      TOTAL
                                             -------   ------    -------    ------
Federal funds sold and other
  short-term investments..................   $    19      502       22         543
Securities available for sale.............    (2,375)   2,251        -        (124)
Securities held to maturity:..............
  Taxable.................................     2,004       39        -       2,043
  Nontaxable (1)..........................        49     (130)      (8)        (89)
Loans, net of unearned discount (1).......     4,902    3,595        -       8,497
                                             -------   ------      ---      ------

  Total interest-earning assets (1).......   $ 4,599    6,257       14      10,870
                                             =======   ======      ===      ======

Savings deposits.........................     $ (152)    (143)      13        (282)
NOW accounts.............................        (75)     243      (10)        158
Money market deposits....................        (61)     393      (17)        315
Time deposits............................      1,837    2,918        -       4,755
Short-term borrowings....................        773    3,958        -       4,731
                                             -------   ------      ---      ------

  Total interest-bearing liabilities......   $ 2,322    7,369      (14)      9,677
                                             =======   ======      ===      ======

  Net interest margin/income (1)..........   $ 2,277   (1,112)      28       1,193
                                             =======   ======      ===      ======

  Net interest income/margin - excluding
   arbitrage transaction (1) (2)..........   $(1,541)   2,709        -       1,168
                                             =======   ======      ===      ======


(1) Interest income and yields are presented on a tax-equivalent basis assuming a statutory Federal Income tax rate of 35%.
(2) Refer to the discussion contained in "Net Interest Income" for a description of the arbitrage.

VOLUME/RATE ANALYSIS

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the six months ended June 30, 1995 and 1994. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                                                     SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                            ----------------------------------------------------------------------------------------
                                                                                   AVERAGE INTEREST               INTEREST
                                                     AVERAGE BALANCES              RATES EARNED/PAID            INCOME/EXPENSE
                                            ----------------------------------  ----------------------  ----------------------------
                                                                                               BASIS
                                                                     INCREASE                 POINTS                       INCREASE
                                               1995        1994     (DECREASE)  1995   1994  INC/(DEC)    1995     1994   (DECREASE)
                                            ----------   ---------  ----------  ----   ----  ---------  --------  ------  ----------
Federal funds sold and other
  short-term investments..................  $   29,563      23,743      5,820   8.51%  4.05%   446      $  1,247     477       770
Securities available for sale.............     680,216     825,458   (145,242)  6.66   5.19    147        22,463  21,244     1,219
Securities held to maturity:..............
  Taxable.................................     113,382       5,774    107,608   7.32   6.18     114        4,113     117     3,936
  Nontaxable (1)..........................      31,646      33,710     (2,064)  8.58   9.54     (96)       1,347   1,594      (247)
Loans, net of unearned discount (1).......   1,830,881   1,614,739    216,142   9.08   8.26      82       82,442  66,154    16,288
                                            ----------   ---------   --------   ----   ----     ---     --------  ------    ------

  Total interest-earning assets (1).......  $2,685,688   2,503,424    182,264   8.38%  7.22%    117     $111,611  89,646    21,966
                                            ==========   =========   ========   ====   ====     ===     ========  ======    ======

Savings deposits..........................  $  261,308     280,329    (19,021)  2.18%  2.39     (21)    $  2,821   3,317      (496)
NOW accounts..............................     290,736     298,364     (7,628)  2.44   2.14      30        3,518   3,170       348
Money market deposits.....................     206,992     231,129    (24,137)  3.01   2.47      54        3,094   2,835       259
Time deposits.............................     934,485     801,165    133,320   5.46   4.31     115       25,318  17,133     8,185
Short-term borrowings.....................     643,562     541,817    101,745   6.58   3.77     281       20,992  10,117    10,875
                                            ----------   ---------   --------   ----   ----     ---     --------  ------    ------

  Total interest-bearing liabilities......  $2,337,083   2,152,804    184,279   4.81%  3.43     138     $ 55,743  36,572    19,171
                                            ==========   =========   ========   ====   ====     ===     ========  ======    ======

  Net interest margin/income (1).........                                       4.19%  4.28     (09)    $ 55,868  53,074     2,795
                                                                                ====   ====     ===     ========  ======    ======

  Net interest income/margin - excluding
   arbitrage transaction (1) (2)..........                                      4.54%  4.68%    (16)    $ 54,020  51,221     2,799
                                                                                ====   ====     ===     ========  ======    ======

                                             SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                             ---------------------------------------
                                                     INCREASE/(DECREASE) IN
                                                 INTEREST INCOME/EXPENSE DUE TO:
                                             ---------------------------------------
                                                                 VOLUME/
                                              VOLUME     RATE      RATE      TOTAL
                                              -------   ------    -------    ------
Federal funds sold and other
  short-term investments..................    $   117      525      128         770
Securities available for sale.............     (4,143)   5,362        -       1,219
Securities held to maturity:..............
  Taxable.................................      3,898      38         -       3,936
  Nontaxable (1)..........................        (98)   (159)       10        (247)
Loans, net of unearned discount (1).......      9,359   6,929         -      16,288
                                              -------   ------      ---      ------

  Total interest-earning assets (1).......    $ 9,133   12,695      138      21,966
                                              =======   ======      ===      ======

Savings deposits..........................    $  (225)    (291)      20        (496)
NOW accounts..............................        (81)     440      (11)        348
Money market deposits.....................       (296)     620      (65)        259
Time deposits.............................      3,143    5,042        -       8,185
Short-term borrowings.....................      2,185    8,690        -      10,875
                                              -------   ------      ---      ------

  Total interest-bearing liabilities......    $ 4,726   14,501      (56)     19,171
                                              =======   ======      ===      ======

  Net interest margin/income (1)..........    $ 4,407   (1,806)     194       2,795
                                              =======   ======      ===      ======

Net interest income/margin - excluding
  arbitrage transaction (1) (2)...........    $(2,506)   5,305        -       2,799
                                              =======   ======      ===      ======

(1) Interest income and yields are presented on a tax-equivalent basis assuming a statutory Federal Income tax rate of 35%.
(2) Refer to the discussion contained in "Net Interest Income" for a description of the arbitrage.

                              NONINTEREST INCOME

Noninterest income totaled $7,708 for the quarter ended June 30, 1995, as compared to $6,377 for the same quarter in 1994. The increase totaling $1,331 is attributable to the categories of trust income, security transaction and other income. For the six months ended June 30, 1995, noninterest income totaled $13,646, as compared to $13,891 for the same period in 1994. The $245 decline over 1994 is primarily attributable to the lower level of security transactions recorded in 1995 as compared to 1994. Provided below is a discussion covering period-to-period variances in the major categories of noninterest income.

Service charges on deposit accounts declined by $231 for the 1995 quarter as compared to 1994, while declining by $253 for the first six months of 1995 as compared to 1994. Such decline is primarily attributable to service charges on nonsufficient funds and business demand accounts.

Trust income increased by $495 for the quarter as compared to 1994, and by $441 for the first six months in 1995. The increase resulted from a combination of growth in new business and certain nonrecurring accounting adjustments.

Other service charges, commissions and fees declined by $110 in the second quarter of 1995 as compared to 1994 and increased by $76 for the first six months of 1995 as compared to the same period in 1994, due to seasonal factors. Included in this category of noninterest income are fees earned on various revenue producing products and services including merchant fees on credit card sales, mutual fund and annuity sales commissions and debit card fees.

Net revenues on real estate loans held for sale increased by $174 for the 1995 quarter as compared to 1994 and decreased by $228 for the first six months of 1995 as compared to 1994. The increase for the quarter reflects the impact of the adoption of FASB No. 122. Incident to such adoption, additional revenues totaling approximately $257 were recognized in the second quarter of 1995. Refer to note 3 to the consolidated financial statements for a discussion of
FASB No. 122.   Revenues for the first six months of 1995 as compared to 1994 declined in this category as a result of the decline in real estate loan originations which totaled $66,000 in 1995 and $72,000 in 1994.

Other income increased by $454 for the 1995 quarter as compared to 1994 and $446 for the first six months of 1995 as compared to 1994 primarily as a result of a gain on the sale of approximately $13 million in student loans which was recorded in the second quarter of 1995.

                              NONINTEREST EXPENSE

Noninterest expense totaled $23,001 for the quarter ended June 30, 1995, increasing from $22,212 for the same quarter in 1994. The $789 increase is attributable to salaries and employee benefits and computer processing costs. Noninterest expense totaled $45,546 for the first six months of 1995, increasing from $45,159 for the same period in 1994. Provided below is a discussion covering period-to-period variances in major categories of noninterest expense.

Salaries and wages increased by $286, or 3.1% in the second quarter of 1995 as compared to the 1994 quarter due to general merit increases in 1995, which approximated 4% on average. For the first six months of 1995 salaries and wages increased by $694, or 3.8% over the same period in 1994.

Retirement and other employee benefits increased by $184 in the second quarter of 1995 as compared to the 1994 quarter and by $88 for the first six months of 1995 as compared to the same period in 1994. Variances for both periods resulted from higher employer health care premiums in 1995 as compared to 1994.

Computer processing expense increased by $281 for the 1995 quarter as compared to the 1994 quarter and by $607 for the first six months of 1995 as compared to the same period in 1994. Computer processing expense was lower in 1994 due to $170 in various computer conversion fees which were waived by a third party servicer. In addition, computer processing costs are generally higher in the 1995 periods as a result of additional digital circuits installed to transmit voice and data communications between computer networks to support the restructuring of operational centers as well as to enhance the efficiency and effectiveness of sales and support activities.

Other expenses for the first quarter of 1995 were within 2% of the 1995 level while such expense for the first six month of 1995 was less than 1994 by $1,167. Approximately $350 of the decline is due to reduced fidelity bond and other liability insurance, another

$350 is due to reduced legal and other professional service fees and approximately $100 is due to reduced discretionary employee education expenses. The remaining variance is spread among various individual categories of miscellaneous expenses.

                               INCOME TAX EXPENSE

Income tax expense totaled $3,544 for the second quarter of 1995, increasing from $3,283 for the same period in 1994 and reflects effective income tax rates of 35.8% and 36.9%, respectively. For the first six months of 1995, income tax expense totaled $6,858 as compared to $6,693 in 1994, reflecting effective income tax rates of 35.7% and 37.6%, respectively. The variance in income tax expense and the effective tax rates is primarily due to $249 in state enterprise zone income exclusions, of which $149 was recognized in the first quarter of 1995 and $100 in the second quarter.

                 NONPERFORMING ASSETS AND 90 DAY PAST DUE LOANS

At June 30, 1995, nonperforming assets totaled $26,688 and loans past due 90 days or more and still accruing totaled $3,697. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing, as of the close of the last five calendar quarters:

                                                             1995                     1994
           Nonperforming Assets and                   ------------------  ----------------------------
            90 Day Past Due Loans                     June 30   Mar. 31   Dec. 31   Sept. 30   June 30
----------------------------------------------------  -------   -------   -------   --------   -------
Nonaccrual loans....................................  $11,261   $12,481   $10,214    $16,385   $16,999
Renegotiated loans..................................    7,779     7,704     8,317          3        62
                                                      -------   -------   -------    -------   -------
    Total nonperforming loans.......................    19,400    20,185    18,531     16,388    17,061

Foreclosed real estate..............................     7,288     8,542     9,483      7,580     9,074
                                                       -------   -------   -------    -------   -------

     Total nonperforming assets.....................   $26,688   $28,727   $28,014    $23,968   $26,135
                                                       =======   =======   =======    =======   =======

     % of total loans plus foreclosed real estate...     1.40%     1.57%     1.56%      1.38%     1.55%
                                                       =======   =======   =======    =======   =======

90 Day past due loans accruing interest.............   $ 3,697   $ 5,894   $ 3,888    $ 6,571   $ 4,233
                                                       =======   =======   =======    =======   =======

Nonaccrual loans increased by $1,047 since December 31, 1994 primarily due to the addition of two commercial credits. Renegotiated loans declined by $538 and reflects payments recorded on such loans since year-end 1994 while foreclosed real estate declined by $2,195 primarily due to the sale of several commercial properties and single-family homes.

First Midwest's discussion of FASB Statement No. 114 and the disclosure with respect to impaired loans is contained in notes 1 and 4 to the consolidated financial statements, located on pages 6 and 9, respectively.

                     PROVISION AND RESERVE FOR LOAN LOSSES

Transactions in the reserve for loan losses during the quarters and six months ended June 30, 1995 and 1994 are summarized in the following table:

                                                   Quarters ended     Six months ended
                                                       June 30,           June 30,
                                                  -----------------  ------------------
                                                    1995      1994     1995      1994
                                                  -------   -------  --------  --------
Balance at beginning of period..................  $24,208   $21,692   $24,083   $21,654
    Provision for loan losses...................    2,540     1,780     4,172     3,292
    Loans charged-of............................   (2,546)   (2,476)   (4,498)   (4,456)
    Recoveries of loans previously charged-off..      642       575     1,087     1,081
                                                  -------   -------   -------   -------
        Net loans charged-off...................   (1,904)   (1,901)   (3,411)   (3,375)
                                                  -------   -------   -------   -------
Balance at end of period........................  $24,844   $21,571    24,844    21,571
                                                  =======   =======   =======   =======

The provision for loan losses is the cost of providing a reserve for anticipated future loan losses. The provision charged to operating expense for the second quarter of 1995 totaled $2,540 as compared to $1,780 for the same quarter in 1994 and $4,172 for the first six months of 1995 as compared to $3,292 for the same period in 1994. Loans charged off, net of recoveries totaled $1,904, or
 .41%
of average loans in 1995 as compared to $1,901, or .46% in 1994. For the six month periods, net charge offs totaled $3,411 or .38% of average loans in 1995 and $3,375 or .41% in 1994. The level of the provision for loan losses charged to operating expense in any given period is dependent upon many factors, including loan growth and changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values, and Management's assessment of current and prospective economic conditions in First Midwest's primary market areas.

At June 30, 1995, the reserve for loan losses totaled $24,844, or 1.31% of loans. The reserve for loan losses is maintained at a level which is considered adequate in relation to the risk of future losses within the loan portfolio. The reserve is comprised of specific allocations for impaired loans, general allocations and unallocated reserves. The portion of the reserve applicable to impaired loans is discussed in note 4 to the consolidated financial statements located on page 9. The general reserve, which is allocated to specific categories of the loan portfolio, represents First Midwest's judgement as to potential loss exposure based on both actual loan losses experienced over the preceding three years as well as the results of independent loan ratings and credit reviews performed for loans identified to have unfavorable credit characteristics.

The unallocated portion of the reserve is that part that is not specifically allocated to either a particular loan on which a loss is anticipated or allocated to a general loan category based upon historical loan loss experience. The unallocated portion of the reserve for loan losses totaled $13,338 at June 30, 1995.

                        ANALYSIS OF FINANCIAL CONDITION

                                                 Period Ended
                                 ---------------------------------------------
                                                                  Change
                                  June 30,   December 31,  -------------------
                                    1995         1994          $          %
                                 ----------  ------------  ---------   -------
Total assets...................  $2,951,665    $2,875,101     76,564     2.66
Loans..........................   1,898,477     1,785,200    113,277     6.35
Securities available for sale..     463,695       696,384   (232,689)  (33.41)
Securities held to maturity....     276,240       168,644    107,596    63.80
Deposits.......................   2,101,370     1,994,408    106,962     5.36
Short-term borrowings..........     606,254       665,500    (59,246)    8.90
Stockholders' equity...........     213,823       186,115     27,708    14.89
                                 ==========    ==========   ========   ======

At June 30, 1995, assets totaled $2,951,665 and were $76,564, or 2.7% in excess of the December 31, 1994 level of $2,875,101. Loans increased by $113,277 to $1,898,477 at June 30, 1995, from $1,785,200 at December 31, 1994. Such increase was comprised of $59,318 in commercial loans, $30,884 in 1-4 family real estate and $27,214 in indirect consumer loans.

A discussion regarding changes in the period-end balances of securities available for sale and held to maturity is provided in note 2 to the consolidated financial statements located on pages 7 and 8.

Stockholders' equity increased to $213,823 at June 30, 1995 from $186,115 at December 31, 1994. The majority of the increase is attributable to a $19,059 after-tax reduction since December 31, 1994 of the net unrealized loss on securities which is recorded as a separate component of stockholders' equity.
Note 2, located on page 7 of this Form 10-Q, provides additional information with respect to the gross unrealized gains and losses in the securities portfolios.

                                CAPITAL ANALYSIS

First Midwest and its national Bank Affiliate are subject to risk-based capital guidelines promulgated by their respective regulatory authority. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposure. Capital ratios in excess of the minimum required regulatory ratios must be maintained in order for financial institutions to take advantage of more favorable risk-based deposit insurance assessments and to receive favorable regulatory treatment incident to acquisition and other expansion activities.

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

                                                As of June 30, 1995
                                       --------------------------------------
                                                                    Minimum
                                                       Minimum       Well-
                                                       Required   Capitalized
                                       First Midwest     FRB        FDICIA
                                       -------------   --------   -----------
Tier 1 capital to risk-based assets..      9.82%         4.00%        6.00%
Total capital to risk-based assets...     11.03%         8.00%       10.00%
Leverage ratio.......................      6.86%         3.00%        5.00%
                                          ======         =====       ======

As of June 30, 1995 the capital ratios of First Midwest's national Bank Affiliate were in excess of the minimum levels required by both the Office of the Comptroller of the Currency ("OCC"), its primary regulator, and the "Well Capitalized" designation of the FDICIA, as follows:


                                            As of June 30, 1995
                                       -----------------------------
                                                                Minimum
                                                   Minimum       Well-
                                                   Required   Capitalized
                                       FMB, N.A.   OCC          FDICIA
                                       ---------   --------   -----------
Tier 1 capital to risk-based assets..     8.93%      4.00%        6.00%
Total capital to risk-based assets...    10.14%      8.00%       10.00%
Leverage ratio.......................     6.69%      3.00%        5.00%
                                         ======      =====       ======

First Midwest believes that it has a responsibility to reward its stockholders with a meaningful current return on their investment and, as part of the Company's dividend policy, First Midwest's Board of Directors reviews the Company's dividend payout ratio periodically to ensure that it is consistent with internal capital guidelines and industry standards. As a result of such review, in February, 1995, First Midwest's Board of Directors authorized a quarterly dividend increase to $0.19 per share representing a 12% increase compared to the previous quarterly dividend of $0.17. On an annualized basis such quarterly dividend translates to a dividend payout ratio of 36.6%.

                        COMMON STOCK REPURCHASE PROGRAM

On November 17, 1993 First Midwest's Board of Directors authorized the Company to purchase up to 600,000 shares of its common stock on the open market or in private transactions. Since such authorization, 172,563 treasury shares were
purchased at an average cost of $26.23 per share.   The purchases, in part, are
being used to fund the exercise of stock options by employees, and sales of treasury stock to employee benefit plans. First Midwest intends to continue to utilize its common stock repurchase program as needs and market conditions warrant.

                             COMPANY RESTRUCTURING

In August 1994, First Midwest announced a major plan of restructuring intended to improve its financial performance and enhance the efficiency and effectiveness of both the Company's sales and support operations. Pursuant to the restructuring, during the second quarter of 1995 First Midwest's four Affiliates merged into a single bank, First Midwest Bank, National Association. Concurrent with the merger and related activities was the consolidation of a myriad of administrative, clerical and support functions that is expected to result in the reduction of approximately 15% of total full-time equivalent staff.

A restructure charge in the pretax amount of $3,900 was recorded during the fourth quarter of 1994 to establish an accrual for various expenses to be incurred incident to the restructuring. For the six months ended June 30, 1995, approximately $1.8 million in restructure expenses were incurred, resulting in an accrual balance as of such date of approximately $2.1 million. All remaining restructure expenses are expected to be incurred by year end 1995.

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

                          PART II.  OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits - See Exhibit Index appearing on page 22.

    (b) Form 8-K - A Report on Form 8-K was filed during the second quarter of 1995 as follows:

               On June 1, 1995, First Midwest filed a report on Form 8-K under
             Item 5 announcing a definitive agreement to acquire C.F. Bancorp, the holding company of Citizens Federal Savings Bank of Davenport, Iowa.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              First Midwest Bancorp, Inc.
                                       -----------------------------------------



Date:  August 11, 1995                            DONALD J. SWISTOWICZ
                                       -----------------------------------------
                                                  Donald J. Swistowicz
                                                Executive Vice President*



* Duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX



Exhibit                                                       Sequential
Number                Description of Documents                Page Number
-------               ------------------------                -----------

  19             Quarterly Report to Shareholders for              23
                 the Quarter ended June 30, 1995

  27             Financial Data Schedule                           27

                             SECOND QUARTER LETTER

Letter to Shareholders

It is a pleasure to report that net income for the quarter ended June 30, 1995 of $6.4 million, or 52 cents per share, an increase on a per-share basis of 13% over last year's like quarter of $5.6 million, or 46 cents per share. For the first six months of 1995, net income was $12.3 million, or $1.01 per share, an increase on a per-share basis of 11% over last year's like period of $11.1 million, or 91 cents per share.

The higher results for the second quarter and six months were primarily attributable to increased net interest income related to continued broad-based loan growth. Also contributing to the positive results was increased non-interest income represented by higher levels of trust income and other income.

During the quarter, the Company announced the entry into an agreement to acquire CF Bancorp, Inc. and its $225 million asset Citizens Federal Savings Bank of Davenport, Iowa. Under the agreement, CF shareholders will receive 1.4545 shares of First Midwest common stock for each share of CF common stock owed in a tax-free exchange. Based on First Midwest's June 30 closing price of $24.69, this results in an implied price for each share of CF common stock of $35.90 and a total transaction valued at approximately $32.9 million based upon total CF common shares currently outstanding. With offices in Davenport and Bettendorf, Iowa, CF is a long established, highly respected and very profitable company that serves the Iowa half of the Illinois-Iowa Quad Cities market that is comprised of the cities of Moline and Rock Island, Illinois and Davenport and Bettendorf, Iowa. CF's Iowa presence complements First Midwest's substantial $375 million bank asset presence in the Illinois half of the Quad Cities market. The Quad Cities is a significant market having a population approaching 400,000, employment in excess of 200,000 jobs and annual retail sales of some $2.5 billion. As such, from the perspectives of population, employment and retail sales, the Quad Cities' Metropolitan Statistical Area (MSA) is larger than the MSAs of each of the perhaps better-known Illinois cities of Peoria, Rockford, Springfield, Bloomington-Normal and Champaign-Urbana. Upon completion of the acquisition, CF's operations will be combined with those of our bank creating an approximate $600 million asset bank that will rank as the largest financial institution serving the entire Quad Cities market through seven offices located in Illinois and Iowa. The acquisition is expected to be completed by year-end 1995 and will immediately enhance book value per share of and is projected to enhance earnings per share within one year.

Significant progress was made during the quarter in furtherance of the major restructuring initiative that was announced last year. Our four banks were merged and today constitute the approximate $2.9 billion First Midwest Bank that ranks as one of Illinois' largest banks operating 44 offices in northern Illinois. With the merger and related activities has come the consolidation of a myriad of administrative, clerical and support functions that will result in the planned reduction of approximately 15% of total staff. The restructuring proceeds on schedule and is anticipated to be fully implemented by September 30, 1995. Cost savings resulting from the restructuring are estimated to be $7 million annually and will begin to be realized in the fourth quarter of this year.

The quarter saw continued performance improvement with momentum for the second half of the year building. We are excited about the future prospects and look forward to reporting to you about the same. As always, thank you for your continued support.

                                                            Quarters Ended     Six Months Ended
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)        June 30,            June 30,
------------------------------------------------------------------------------------------------
(Amounts in thousands except per share data)                1995      1994       1995     1994
------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans...............................  $42,564   $34,061   $ 82,308  $66,008
Interest on securities...................................   13,391    11,530     27,451   22,457
Interest on funds sold and other short-term investments..      978       435      1,246      477
------------------------------------------------------------------------------------------------
  Total interest income..................................   56,933    46,026    111,005   88,942
------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits.....................................   18,725    13,779     34,751   26,455
Interest on short-term borrowings........................   10,478     5,747     20,992   10,117
------------------------------------------------------------------------------------------------
  Total interest expense.................................   29,203    19,526     55,743   36,572
------------------------------------------------------------------------------------------------
  Net interest income....................................   27,730    26,500     55,262   52,370
PROVISIONS FOR LOAN LOSSES...............................    2,540     1,780      4,172    3,292
------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses....   25,190    24,720     51,090   49,078
------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges on deposit accounts......................    2,262     2,493      4,506    4,759
Trust fees...............................................    2,098     1,603      3,586    3,146
Other service charges, commissions and fees..............    1,365     1,474      2,895    2,818
Net revenues on real estate loans held for sale..........      497       323        595      823
Securities transactions, net.............................      527       (21)       532    1,259
Other income.............................................      959       505      1,532    1,086
------------------------------------------------------------------------------------------------
  Total noninterest income...............................    7,708     6,377     13,646   13,891
------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and wages.......................................    9,612     9,326     19,037   18,343
Retirement and other employee benefits...................    2,588     2,404      5,257    5,169
Occupancy expenses.......................................    1,190     1,299      2,607    2,708
Equipment expenses.......................................    1,396     1,267      2,846    2,498
Computer processing costs................................    1,430     1,149      2,951    2,344
FDIC insurance premiums..................................    1,104     1,134      2,208    2,268
Other expenses...........................................    5,681     5,633     10,640   11,829
------------------------------------------------------------------------------------------------
  Total noninterest expense..............................   23,001    22,212     45,546   45,159
------------------------------------------------------------------------------------------------
  Income before income tax expense.......................    9,897     8,885     19,190   17,810
------------------------------------------------------------------------------------------------
Income tax expense.......................................    3,544     3,283      6,858    6,693
------------------------------------------------------------------------------------------------
  NET INCOME.............................................  $ 6,353   $ 5,602   $ 12,332  $11,117
------------------------------------------------------------------------------------------------
  NET INCOME PER SHARE...................................    $0.52     $0.46      $1.01    $0.91
------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (unaudited)                   June 30,
---------------------------------------------------------------------------------------------
(Amounts in thousands)                                                   1995         1994
---------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.............................................  $  196,688   $  100,396
Funds sold and other short-term investments.........................      26,794       50,484
Securities available for sale.......................................     463,695      795,177
Securities held to maturity.........................................     276,240       57,584
Loans...............................................................   1,898,477    1,672,982
Reserve for loan losses.............................................     (24,844)     (21,571)
---------------------------------------------------------------------------------------------
  Net loans.........................................................   1,873,633    1,651,411
---------------------------------------------------------------------------------------------
Premises, furniture and equipment...................................      44,174       39,905
Accrued interest receivable and other assets........................      70,441       65,616
---------------------------------------------------------------------------------------------
  Total assets......................................................  $2,951,665   $2,760,573
---------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits............................................................  $2,101,370   $1,995,757
Short-term borrowings...............................................     606,254      552,127
Accrued interest payable and other liabilities......................      30,218       22,464
---------------------------------------------------------------------------------------------
  Total liabilities.................................................   2,737,842    2,570,348
---------------------------------------------------------------------------------------------
Stockholders' Equity:
Common stock........................................................      23,465       23,465
Additional paid-in capital..........................................      25,779       26,181
Retained earnings...................................................     173,569      160,779
Unrealized net depreciation on securities available for sale /(1)/..      (1,708)     (10,527)
Treasury stock, at cost.............................................      (7,282)      (9,673)
---------------------------------------------------------------------------------------------
  Total stockholders' equity........................................     213,823      190,225
---------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity..........................  $2,951,665   $2,760,573

/(1)/ Represents the difference, after tax, between the amortized cost and market value of securities available for sale; this difference will fluctuate as the market value of such securities changes.


CREDIT QUALITY (unaudited)                                        June 30,
------------------------------------------------------------------------------
(Amounts in thousands)                                         1995      1994
------------------------------------------------------------------------------
Nonaccrual loans...........................................  $11,621   $16,999
Renegotiated loans.........................................  $ 7,779   $    62
Foreclosed real estate.....................................  $ 7,288   $ 9,074
Loans past due 90 days and still accruing..................  $ 3,697   $ 4,233
------------------------------------------------------------------------------
Nonperforming loans to loans...............................     1.02%     1.02%
Nonperforming assets to loans plus foreclosed real estate..     1.40%     1.55%
Reserve for loan losses to loans...........................     1.31%     1.29%
Reserve for loan losses to nonperforming loans.............   128.06%   126.43%
------------------------------------------------------------------------------
Net loan charge-offs.......................................  $ 3,411   $ 3,375
------------------------------------------------------------------------------
Net loan charge-offs to average loans......................     0.38%     0.42%
------------------------------------------------------------------------------

                                                 Quarters Ended        Six Months Ended
FINANCIAL HIGHLIGHTS (unaudited)                    June 30,              June 30,
-----------------------------------------------------------------------------------------
(Amounts in thousands except per share data)     1995       1994       1995        1994
-----------------------------------------------------------------------------------------
Net income....................................  $6,353     $5,602     $12,332     $11,117
Net income per share..........................  $ 0.52     $ 0.46     $  1.01     $  0.91
Return on average equity......................   12.34%     11.69%      12.48%      11.47%
Return on average assets......................    0.87%      0.82%       0.86%       0.83%
-----------------------------------------------------------------------------------------

                                                  Quarters Ended       Six Months Ended
STOCK PERFORMANCE (unaudited)                        June 30,              June 30,
-----------------------------------------------------------------------------------------
                                                 1995       1994       1995        1994
-----------------------------------------------------------------------------------------
Market Price:
 At period end................................  $24.69     $26.75     $ 24.69     $ 26.75
 High.........................................  $24.75     $28.75     $ 25.50     $ 28.75
 Low..........................................  $23.50     $24.50     $ 23.25     $ 24.50
Book value per share at period end............  $17.47     $15.66     $ 17.47     $ 15.66
Market price to book value at period end......  $ 1.4X     $ 1.7x     $  1.4X     $  1.7x
Dividends paid per share......................  $ 0.19     $ 0.17     $  0.38     $  0.34
-----------------------------------------------------------------------------------------