Form 10-Q
period 1995-09-30
FIRST MIDWEST BANCORP INC
filed 1995-11-13
CIK 702325

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended SEPTEMBER 30, 1995, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                                                            ------------------
to
   -----------------------

COMMISSION FILE NUMBER 0-10967




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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of November 8, 1995, 12,349,052 shares of the Registrant's no par value common stock were outstanding, excluding treasury shares.


                     Exhibit Index is located on page 23.


                          FIRST MIDWEST BANCORP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS







PART I. FINANCIAL INFORMATION                                             PAGE
                                                                          ----

   Item 1. Financial Statements

      Consolidated Statements of Condition  . . . . . . . . . . . . . . .    3

      Consolidated Statements of Income . . . . . . . . . . . . . . . . .    4

      Consolidated Statements of Cash Flows . . . . . . . . . . . . . . .    5

      Notes to Consolidated Financial Statements  . . . . . . . . . . . .    6

   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations . . . . . . . . . . . . . . . . . 12



PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 22








                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                           FIRST MIDWEST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
               (Dollar amounts in thousands except per share data)

                                                 SEPTEMBER 30,  DECEMBER 31,
                                                    1995 (1)         1994 (2)

ASSETS
  Cash and due from banks                        $ 124,941     $   107,180
  Federal funds sold and other short term
   investments                                      56,162          15,694
  Securities available for sale, at market value   716,817         696,384
  Securities held to maturity, at amortized cost


   (market value of $126,495 and $165,536 at
   September 30, 1995 and December 31, 1994,
   respectively)                                   124,213         168,644
  Loans, net of unearned discount                1,929,487       1,785,200
  Reserve for loan losses                          (26,776)        (24,083)
                                                 -----------   ------------
  Net loans                                      1,902,711       1,761,117

  Premises, furniture and equipment                 44,074          40,329
  Accrued interest receivable                       24,705          18,358
  Other assets                                      50,630          67,395
                                                 -----------   ------------
  TOTAL ASSETS                                  $3,044,253     $ 2,875,101
                                                 ===========   ============
LIABILITIES
  Demand deposits                                $ 330,885     $   346,864
  Savings deposits                                 241,202         270,192
  NOW accounts                                     298,284         292,570
  Money market deposits                            237,321         194,548
  Time deposits                                  1,043,621         890,234
                                                 ------------   ------------
   Total deposits                                2,151,313       1,994,408

  Short-term borrowings                            646,222         665,500
  Accrued interest payable                          10,097           9,120
  Other liabilities                                 15,775          19,958
                                                 -----------   ------------
  TOTAL LIABILITIES                              2,823,407       2,688,986
                                                 -----------     ----------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value: 1,000,000 shares
   authorized, none issued                             ---             ---
  Common stock, no par value: 20,000,000 shares
   authorized; 12,551,430 issued;
   12,344,118 and 12,197,480 outstanding at
   September 30, 1995 and December 31, 1994,
   respectively                                     23,465          23,465
  Additional paid-in capital                        25,762          25,913
  Retained earnings                                177,979         165,893
  Unrealized net depreciation on securities,
   net of tax                                       (1,968)        (20,767)
  Treasury stock, at cost - 207,312 and 353,950
   shares at September 30, 1995 and December 31, 1994,
   respectively                                     (4,392)         (8,389)
                                                 -----------   ------------
  TOTAL STOCKHOLDERS' EQUITY                       220,846         186,115
                                                 -----------   ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $3,044,253      $2,875,101
                                                 ===========    ============


See notes to consolidated financial statements.
(1)  Unaudited
(2)  Audited - See December 31, 1994 Form 10-K for Auditor's Report.

                                                    FIRST MIDWEST BANCORP, INC.
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                       (Dollar amounts in thousands, except per share data)


                                                                 QUARTERS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30, (1)            SEPTEMBER 30, (1)
                                                           ------------------------       -------------------------
                                                               1995           1994            1995              1994
                                                           ------------    ------------    ---------     --------------
INTEREST INCOME
Interest and fees on loans  . . . . . . . . . . . . . .   $     43,391   $      36,313 $    125,699     $    102,321
Interest on securities available for sale . . . . . . .         10,574           9,848       33,037           31,093
Interest on securities held to maturity . . . . . . . .          2,872           2,175        7,860            3,387
Interest on federal funds sold and other
 short-term investments . . . . . . . . . . . . . . . .          1,059             785        2,305            1,262
                                                           ------------   ------------ -------------    -----------
   TOTAL INTEREST INCOME  . . . . . . . . . . . . . . .         57,896          49,121      168,901          138,063
                                                           ------------   ------------ -------------    -----------

INTEREST EXPENSE
Interest on deposits  . . . . . . . . . . . . . . . . .         20,567          14,620       55,318           41,075
Interest on short-term borrowings . . . . . . . . . . .          9,617           7,373       30,609           17,490
                                                           ------------   ------------ -------------    -----------
   TOTAL INTEREST EXPENSE . . . . . . . . . . . . . . .         30,184          21,993       85,927           58,565
                                                           ------------   ------------ -------------    -----------

   NET INTEREST INCOME  . . . . . . . . . . . . . . . .         27,712          27,128       82,974           79,498

PROVISION FOR LOAN LOSSES . . . . . . . . . . . . . . .          3,810           1,838        7,982            5,130
                                                           ------------   ------------ -------------    -----------

   Net interest income after provision for loan losses          23,902          25,290       74,992           74,368
                                                           ------------   ------------ -------------    -----------

NONINTEREST INCOME
Service charges on deposit accounts . . . . . . . . . .          2,333           2,472        6,839            7,232
Trust income  . . . . . . . . . . . . . . . . . . . . .          1,481           1,478        5,067            4,624
Other service charges, commissions and fees . . . . . .          1,686           1,706        4,655            4,524
Net revenues on real estate loans held for sale . . . .            471              91          992              913
Security transactions, net  . . . . . . . . . . . . . .              7               4          539            1,263
Other income  . . . . . . . . . . . . . . . . . . . . .            628             449        2,160            1,535
                                                           ------------   ------------ -------------    -----------
   TOTAL NONINTEREST INCOME . . . . . . . . . . . . . .          6,606           6,200       20,252           20,091
                                                           ------------   ------------ -------------    -----------

NONINTEREST EXPENSE
Salaries and wages  . . . . . . . . . . . . . . . . . .          9,574           9,447       28,611           27,790
Retirement and other employee benefits  . . . . . . . .          1,865           2,268        7,122            7,436
Occupancy expense of premises . . . . . . . . . . . . .          1,560           1,373        4,167            4,081
Equipment expense . . . . . . . . . . . . . . . . . . .          1,467           1,313        4,313            3,811
Computer processing expense . . . . . . . . . . . . . .          1,805           1,306        4,756            3,650
FDIC insurance premiums . . . . . . . . . . . . . . . .            (42)          1,082        2,166            3,349
Advertising and promotions expense  . . . . . . . . . .            511             592        1,689            1,727
Foreclosed real estate expense, net . . . . . . . . . .             43             337          852            1,211
Restructure reserve adjustment  . . . . . . . . . . . .           (810)            ---         (810)             ---
Other expenses  . . . . . . . . . . . . . . . . . . . .          3,942           4,580       12,595           14,402
                                                           ------------   ------------ -------------    -----------
   TOTAL NONINTEREST EXPENSE  . . . . . . . . . . . . .         19,915          22,298       65,461           67,457
                                                           ------------   ------------ -------------    -----------

Income before income tax expense  . . . . . . . . . . .         10,593           9,192       29,783           27,002
Income tax expense  . . . . . . . . . . . . . . . . . .          3,831           3,484       10,689           10,177
                                                           ------------   ------------ -------------    -----------
   NET INCOME . . . . . . . . . . . . . . . . . . . . .   $      6,762   $       5,708 $     19,094     $     16,825
                                                           ============   ============ =============    ===========

   NET INCOME PER SHARE . . . . . . . . . . . . . . . .   $       0.55   $        0.47 $       1.56     $       1.38
   Cash dividends declared per share  . . . . . . . . .   $       0.19   $        0.17 $       0.57     $       0.51
   Weighted average shares outstanding  . . . . . . . .     12,293,483      12,144,913   12,243,323       12,169,442
                                                           ============   ============ =============    ===========

See notes to consolidated financial statements.
(1)  Unaudited

                                                    FIRST MIDWEST BANCORP, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Dollar amounts in thousands)
                                                                                            NINE MONTHS ENDED
                                                                                            SEPTEMBER 30, (1)
                                                                                       ----------------------------
                                                                                            1995          1994
                                                                                       -------------  -------------
OPERATING ACTIVITIES
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     19,094   $     16,825
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses  . . . . . . . . . . . . . . . . . . . . . . . . . .           7,982          5,130
     Provision for depreciation   . . . . . . . . . . . . . . . . . . . . . . . . .           4,095          3,684
     Net amortization of securities available for sale premiums and discounts   . .           1,324          1,966
     Net accretion of securities held to maturity premiums and discounts  . . . . .          (1,982)          (415)
     Net gains on securities available for sale transactions  . . . . . . . . . . .            (537)        (1,237)
     Net gains on securities held to maturity   . . . . . . . . . . . . . . . . . .              (1)           (22)
     Net gains on sales of premises, furniture and equipment  . . . . . . . . . . .            (103)           (78)
     Net decrease in deferred income taxes  . . . . . . . . . . . . . . . . . . . .             (71)          (450)
     Net amortization of purchase accounting adjustments and goodwill   . . . . . .           1,046          1,116

     Changes in operating assets and liabilities:
        Net (increase) decrease in loans held for sale  . . . . . . . . . . . . . .         (14,052)         3,031
        Net increase in accrued interest receivable . . . . . . . . . . . . . . . .          (6,347)        (1,910)
        Net increase in other assets  . . . . . . . . . . . . . . . . . . . . . . .             (95)            (3)
        Net increase in accrued interest payable  . . . . . . . . . . . . . . . . .             977            576
        Net decrease in other liabilities . . . . . . . . . . . . . . . . . . . . .          (4,112)        (3,283)
                                                                                       -------------  -------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES   . . . . . . . . . . . . . . .           7,218         24,930
                                                                                       -------------  -------------

INVESTING ACTIVITIES
Securities available for sale:
   Proceeds from sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         342,706        206,388
   Proceeds from maturities, calls and paydowns . . . . . . . . . . . . . . . . . .          96,682        143,929
   Purchases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (429,891)      (296,224)

Securities held to maturity:
   Proceeds from maturities, calls and paydowns . . . . . . . . . . . . . . . . . .         223,213         15,179
   Purchases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (176,710)       (38,495)
Loans made to customers, net of principal collected . . . . . . . . . . . . . . . .        (136,415)      (155,179)
Proceeds from sales of foreclosed real estate . . . . . . . . . . . . . . . . . . .           4,697         13,245
Proceeds from sales of premises, furniture and equipment  . . . . . . . . . . . . .             158            327
Purchases of premises, furniture and equipment  . . . . . . . . . . . . . . . . . .          (7,895)        (4,834)
                                                                                       -------------  -------------
   NET CASH USED BY INVESTING ACTIVITIES  . . . . . . . . . . . . . . . . . . . . .         (83,455)      (115,664)
                                                                                       -------------  -------------

FINANCING ACTIVITIES
Net increase in deposit accounts  . . . . . . . . . . . . . . . . . . . . . . . . .         156,905         30,314
Net (decrease) increase in short-term borrowings  . . . . . . . . . . . . . . . . .         (19,278)       181,021
Purchases of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (78)        (3,220)
Sale of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,697            --
Cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (7,007)        (6,203)
Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,227            866
                                                                                       -------------  -------------
   NET CASH USED BY FINANCING ACTIVITIES  . . . . . . . . . . . . . . . . . . . . .         134,466        202,778
                                                                                       -------------  -------------
   Net increase in cash and cash equivalents  . . . . . . . . . . . . . . . . . . .          58,229        112,044
   Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . .         122,874        118,301
                                                                                       -------------  -------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . . . . . . .    $    181,103   $    230,345
                                                                                       =============  =============

Supplemental disclosures:
   Interest paid to depositors and creditors  . . . . . . . . . . . . . . . . . . .    $     84,950   $     57,989
   Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,123         10,242
   Non-cash transfers to foreclosed real estate from loans  . . . . . . . . . . . .             649          4,004
                                                                                       =============  ============

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

In accordance with FASB Statement No. 114, a loan is classified as an in-substance foreclosure when First Midwest takes possession of loan collateral regardless of whether a formal foreclosure proceeding takes place. Loans previously classified as in-substance foreclosure but for which First Midwest had not taken possession of the collateral were reclassified to loans effective January 1, 1995. The reclassification had no impact on First Midwest's financial condition or results of operations.

GOODWILL AND OTHER INTANGIBLES - Goodwill, representing the excess of the purchase price over the fair value of net assets acquired using the purchase method of accounting, is being amortized using the straight-line method over periods not exceeding twenty years. At September 30, 1995, goodwill totaling $13,941 is included in other assets in the accompanying consolidated statements of condition.

Included in other assets in the accompanying consolidated statement of condition at September 30, 1995 are other intangibles, primarily core deposit premiums and organizational costs, totaling $3,316.

First  Midwest  assesses   the  recoverability  of  its  goodwill   and  other
intangibles on a periodic basis through review of various economic factors in determining whether impairment, if any, exists.

ACCOUNTING FOR MORTGAGE SERVICING RIGHTS - Effective April 1, 1995 First Midwest adopted FASB Statement No. 122 ("FASB No. 122") "Accounting for Mortgage Servicing Rights". FASB No. 122 amends Statement No. 65 "Accounting for Certain Mortgage Banking Activities" to require that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired, eliminating the previously existing accounting distinctions between servicing rights acquired through purchase transactions and those acquired through loan originations. The Statement also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights. Impairment is recognized through a valuation allowance established through a charge to expense.

Pursuant to the requirements of FASB No. 122, First Midwest's originated mortgage servicing rights are carried at fair value which approximated $905 at September 30, 1995. Such servicing rights are amortized over the average life of the loans serviced which approximates seven years. As of September 30, 1995 the valuation allowance for originated mortgage servicing rights totaled $163; no writedowns were recorded during the quarter.

2. SECURITIES

SECURITIES AVAILABLE FOR SALE - The amortized cost and market value of securities available for sale at September 30, 1995 and December 31, 1994 are as follows:


                                                            Securities Available for Sale
                                 ----------------------------------------------------------------------------------
                                            September 30, 1995                          December 31, 1994
                                 ----------------------------------------  ----------------------------------------
                                             Gross     Gross                            Gross      Gross
                                Amortized Unrealized Unrealized  Market    Amortized Unrealized  Unrealized  Market
                                   Cost      Gains     Losses     Value       Cost      Gains      Losses     Value
                                 --------- ---------  --------  ---------   --------  ---------  ----------   -----
U.S. Treasury securities  . .   $ 298,967  $  1,483   $  (569)  $ 299,881   $134,204  $     ---  $(2,666)  $ 131,538
U.S. Agency securities  . . .     172,502         9      (151)    172,360     10,012        ---     (705)      9,307
Mortgage-backed securities  .     245,552       301    (2,151)    243,702    566,640         87  (27,882)    538,845
Other securities  . . . . . .         874        -          -         874     17,335         24     (665)     16,694
                                 --------- ---------  --------  ---------   --------  ---------  --------  ---------
   Total  . . . . . . . . . .   $ 717,895  $  1,793   $(2,871)  $ 716,817   $728,191  $     111 $(31,918)  $ 696,384
                                 ========= =========  ========  =========   ========  =========  ========  =========

  U.S. Treasury Securities - Since December 31, 1994 approximately $176,500 in U.S. Treasury securities were purchased. Such purchases were funded from the proceeds of paydowns and sales of U.S. Agency and other securities classified as available for sale and maturities of U.S. Agencies classified as held to maturity. A decline in general market interest rates during 1995 resulted in a reduction in gross unrealized losses from ($2,666) at year-end 1994 to gross unrealized gains and losses of $1,483 and ($569), respectively as of September 30, 1995.

  U.S. Agency Securities - The growth in this portfolio of approximately $162,000 since December 31, 1994 is due primarily to purchases of short-term discount securities and were funded by sales and maturities of mortgage-backed securities as discussed below.

  Mortgage-Backed Securities - Mortgage-backed securities represent collateralized mortgage obligation bonds (CMOs) and mortgage-backed pass-through securities. These securities are primarily normal pass-through certificates issued by agencies of the U.S. government or are AAA-rated agency-backed CMOs with specific tranches selected for their cashflow and prepayment characteristics. The approximate $320,000 reduction in the amortized cost since year-end 1994 primarily reflects sales of securities during 1995 totaling approximately $305,000 and maturities of $15,000. These transactions were conducted to reposition the portfolio in order to enhance the overall portfolio liquidity as well as to reduce price volatility.

  Gross unrealized losses in this security category totaled ($2,151) at September 30, 1995 of which approximately ($790) is attributable to CMOs that were purchased in conjunction with the arbitrage transaction discussed in Management's Discussion and Analysis under the section entitled "Net Interest Income" located on page 12 of this Form 10-Q (also refer to "Mortgage-Backed Securities" discussion below). The principal CMO securities balance related to the ($790) in unrealized loss was reduced from $206,000 as of December 31, 1994, to $175,000 as of September 30, 1995; such reduction is attributable to the portfolio repositioning as discussed above. Interest rates on these CMOs reset monthly and are indexed to one-month LIBOR, plus a spread of approximately 125 basis points. These CMOs are subject to lifetime interest rate "caps" which represent ceilings set on the interest coupons of the securities, which are in the range of 9 - 9 1/2%. The general decline in interest rates since the end of 1994 has positively affected the market value of the caps imbedded within such CMOs. As a result, the ($2,151) in gross unrealized losses on the CMOs as of September 30, 1995 represents a reduction from such gross unrealized loss outstanding at year-end 1994 which totaled ($27,882).

  Other Securities - Other securities totaled $874 as of September 30, 1995, representing a $16,461 reduction since year-end 1994. This reduction represents the sale of an equity mutual fund security during 1995 with the proceeds reinvested in higher-yielding U.S. Treasury securities with durations similar to those of the securities sold.

For the nine months ended September 30, 1995, proceeds from sales of securities available for sale totaled $342,706 with gross gains and losses realized on such sales totaling $1,552 and ($1,014), respectively. For the year ended December 31, 1994, proceeds from the sale of securities available for sale totaled $206,388. Gross gains and losses realized on sales for the year ended December 31, 1994 were $1,780 and ($541), respectively.

SECURITIES HELD TO MATURITY - The amortized cost and market value of securities held to maturity at September 30, 1995 and December 31, 1994 are as follows:

                                                             Securities Held to Maturity
                                 ----------------------------------------------------------------------------------
                                           September 30, 1995                         December 31, 1994
                                 ----------------------------------------  ----------------------------------------
                                             Gross     Gross                            Gross      Gross
                                Amortized Unrealized Unrealized  Market    Amortized Unrealized  Unrealized   Market
                                   Cost      Gains     Losses     Value       Cost      Gains      Losses      Value
                                 --------- ---------  --------  ---------   --------  ---------  ----------     ---
U.S. Treasury securities  . .   $    926   $      6   $    -    $    932    $    721  $       -  $    (9)  $     712
U.S. Agency securities  . . .          -          -        -           -      46,149          -      (36)     46,113
Mortgage-backed securities  .     85,879      1,905        -      87,784      85,801          -   (3,033)     82,768
State and municipal securities    25,063        402       (52)    25,413      25,731        324     (351)     25,704
Other securities  . . . . . .     12,345         21        -      12,366      10,242        ---       (3)     10,239
                                 --------- ---------  --------  ---------   --------  ---------  --------  --------
   Total  . . . . . . . . . .   $124,213   $  2,334   $   (52)  $126,495    $168,644  $     324  $(3,432)  $ 165,536
                                 ========= =========  ========  =========   ========  =========  ========  =======

Securities held to maturity declined by approximately $44,000 to $124,213 as of September 30, 1995 from $168,644 as of December 31, 1994, due primarily to U.S. Agency securities.

U.S. Agency Securities - U.S. Agency securities declined by approximately $46,000 since December 31, 1994. The decline resulted from purchases for the nine months of 1995 totaling approximately $100,000 less maturities totaling $146,000. Residual proceeds from maturities were reinvested in U.S. Treasury securities classified as available for sale, as discussed on page 7.

Mortgage-Backed Securities - The mortgage-backed securities in the table above consist of approximately $86,000 in CMOs that were purchased in conjunction with the arbitrage transaction discussed in Management's Discussion and Analysis under the section entitled "Net Interest Income" located on page 12 of this Form 10-Q. Interest rates on these CMOs reset monthly and are indexed to one month LIBOR, plus a spread of approximately 125 basis points. These CMOs are subject to lifetime interest rate caps of 9% which represent ceilings set on the interest coupons of the securities. The general decline in interest rates since the end of 1994 has positively affected the market value of the caps imbedded within such CMOs. As a result, the $1,905 unrealized gains as of September 30, 1995 represent a significant fluctuation from an unrealized loss outstanding at year-end 1994 which totaled ($3,033).

For the nine months ended September 30, 1995, proceeds from calls of securities held to maturity totaled $223,213; gross gains of $1 and no gross losses were realized on such calls. Proceeds from calls of securities held to maturity for the year ended December 31, 1994 totaled $41,722. Gross gains and losses realized on those calls totaled $22 and ($1), respectively.


3. LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:

                                       September 30,   December 31,
                                             1995         1994

  Commercial and industrial   . . . . . .   $ 572,284   $514,628
     Agricultural . . . . . . . . . . . .      30,946     33,546
     Consumer . . . . . . . . . . . . . .     531,953    499,313
     Real estate - 1-4 family . . . . . .     269,447    215,821
     Real estate - commercial . . . . . .     424,035    441,570
     Real estate - construction . . . . .      88,757     67,356
     Other  . . . . . . . . . . . . . . .      12,065     12,966
                                             --------    -------
     Total  . . . . . . . . . . . . . . .  $1,929,487 $1,785,200
                                             ========    =======

Real estate 1-4 family loans, in the table above, include loans held for sale totaling $18,115 and $4,063, at September 30, 1995 and December 31, 1994, respectively.

4.  RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

The following table presents changes in the reserve for loan losses for the quarter and nine months ended September 30, 1995 and 1994:

                                                                      Quarters ended        Nine months ended
                                                                       September 30,          September 30,
                                                                   ---------------------  ----------------------
                                                                     1995        1994        1995        1994
                                                                   ---------   ---------  ---------   ----------
Balance at beginning of period  . . . . . . . . . . . . . . . .   $  24,844    $ 21,571   $ 24,083     $ 21,654
     Provision for loan losses  . . . . . . . . . . . . . . . .       3,810       1,838      7,982        5,130
     Loans charged-off  . . . . . . . . . . . . . . . . . . . .      (2,659)     (1,169)    (7,157)      (5,625)
     Recoveries of loans previously charged-off . . . . . . . .         781         612      1,868        1,693
                                                                   ---------   ---------  ---------   ----------
         Net loans charged-off  . . . . . . . . . . . . . . . .      (1,878)       (557)    (5,289)      (3,932)
                                                                   ---------   ---------  ---------   ----------
Balance at end of period  . . . . . . . . . . . . . . . . . . .   $  26,776    $ 22,852   $ 26,776     $ 22,852
                                                                   =========   =========  =========   =========

The recorded investment in loans determined to be impaired at September 30, 1995 totaled $16,759. For a definition of impairment, in addition to methods of measuring the amount of impairment, refer to the section entitled
"Accounting for Creditors for Impairment of a Loan" in Note 1 to the consolidated financial statements located on Page 6 of this Form 10-Q. Of such $16,759, $8,797 have collateral values less than the recorded investment in such loans for which a specific loan loss reserve of $3,318 is maintained; the $7,962 balance of impaired loans have collateral values equal to or greater than the recorded investment in such loans. Further, of the $16,759 in impaired loans, $8,817 were classified as nonaccrual and $7,942 as renegotiated.

At September 30, 1995 the reserve for loan losses totaled $26,776 and consisted of specific reserves for impaired loans of $3,318, general allocated reserves of $8,376 and unallocated reserves of $15,082. An explanation of the methodology used to determine the level of the reserve for loan losses is provided in Management's Discussion and Analysis under the section entitled "Provision and Reserve for Loan Losses" beginning on page 19 of this Form 10-Q.

Information with respect to the average recorded investment in impaired loans and interest income recorded on such loans is provided below:

                                    Quarter ended  Nine months ended
                                    Sept. 30, 1995  Sept. 30, 1995
                                     -------------  -------------
  Average recorded investment
   in impaired loss . . . . . . .   $      17,465   $      16,973
  Interest income - total . . . .             167             499
  Interest income - cash basis  .   $         133   $         465
                                     =============  =============


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

As of September 30, 1995, the contractual amount of commitments to extend credit totaled $420,287, $73,114 of which represents unused home equity lines of credit. The contractual amount of standby letters of credit totaled $40,181 and commercial letters of credit were $402.

First Midwest enters into certain sales contracts for the future delivery of loans at a specified price and date. These contracts, in the form of forward sales agreements, are entered into to limit exposure to fluctuation in interest rates in First Midwest's mortgage loan sales operations. As part of such loan sales operations, First Midwest generally contracts for the sale of loans without recourse. Forward sales agreements outstanding as of September 30, 1995 totaled $19,000.
Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. First Midwest enters into interest rate swaps with third parties in order to limit variations in net interest income. First Midwest has also utilized interest rate swaps referred to as "basis" swaps to lock in spreads on its prime rate-based loan portfolios. Credit exposure on the interest rate swaps is comprised of the aggregate net interest payable to First Midwest by the counterparty in addition to the aggregate unrealized gain on the interest rate swap position. First Midwest maintains a policy limiting credit exposure to any counterparty to not more than 2.5% of consolidated stockholders' equity. In addition, First Midwest's interest rate swaps generally require the establishment of a mutual mark-to-market arrangement whereby cash collateral may be required to be on deposit with First Midwest and/or the agreement's counterparty.

First Midwest had interest rate swaps with an aggregate notional amount totaling $255,900 in place, hedging various balance sheet categories, as of September 30, 1995. Further information with respect to these interest rate swap contracts is presented below:

                                                              Weighted
                                                              Average      Fair Value      Weighted Average Rate
                                                                                        -------------------------
Notional                                        Maturity       as of        Interest      Interest
Type of Interest Rate Swap                       Amount      (in years)     9/30/95       Received       Paid
--------------------------------------------  ------------  ------------  ------------    ----------  -----------
Receive fixed rate/Pay variable rate  . .     $    55,900           1.6   $       527          6.53%        5.88%
Basis swaps . . . . . . . . . . . . . . .     $   200,000           3.0   $    (3,740)         5.31%        6.37%
                                              ============  ============   ===========    ==========  ===========

The fair value of interest rate swaps is the estimated amount that First Midwest would pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swap counter-parties.


6.  PENDING ACQUISITION

First Midwest's pending acquisition of CF Bancorp, Inc. ("CF"), announced in the second quarter of 1995, continues on schedule. CF is the holding company of Citizens Federal Savings Bank, F.S.B., which is headquartered in Davenport, Iowa with three additional offices in Davenport and Bettendorf, Iowa.

Pursuant to the acquisition, CF Shareholders will receive 1.4545 shares of First Midwest common stock for each share of CF's common stock in a tax-free exchange. Based on First Midwest's September 30 closing price of $28.50 per share, each share of CF's common stock has an implied value of $41.45, with the total transaction valued at approximmately $38.0 million based upon total CF, common shares currently outstanding. Requisite regulatory approval was received from the Federal Reserve Board during the third quarter and the remaining regulatory approvals are anticipated so as to permit a late-December, 1995 closing. Incident to the acquisition, First Midwest will record an acquisition charge estimated to be in the range of $3,700 to $4,200. The actual acquisition charge will be determined and recorded in the quarter in which the acquisition is consummated.

CF had total assets and stockholders' equity of $222,OO0 and $23,000, respectively, at Septemher 30, 1995. For the nine months ended September 30, 1993, CF reported net income of $2,223 and return on average assets and equity of 1.32% and 12.81%, respectively.


7.  OTHER MATTERS

During the second quarter of 1995 settlement discussions were initiated arising out of litigation brought by First Midwest relating to a claim against its fidelity bond insurance carrier. Incident thereto the carrier informally communicated a settlement offer which was rejected by First Midwest. While the possibility of settlement still exists, First Midwest is preparing for trial which is tentatively scheduled to commence late in the fourth quarter of 1995 or the first quarter of 1996. Neither the possibility nor the timing of settlement or litigation outcome can be reasonably determined or quantified at this time.

During the third quarter of 1995, pursuant to a registration statement filed with the Securities and Exchange Commission, First Midwest sold 100,000 shares of its common stock held in treasury through a licensed broker/dealer to certain institutional and accredited investor clients of such dealer. Net proceeds from the sale of such stock is approximately $2.7 million which will be used by First Midwest for general corporate purposes.


           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarter and nine months ended September 30, 1995 as compared to the same period in 1994. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this Form 10-Q. Dollar amounts are presented in thousands, except for per share data.

                            SUMMARY OF PERFORMANCE

Net Income
----------

Net income for the third quarter of 1995 increased to $6,762, or $.55 per share from $5,708, or $.47 per share in the third quarter of 1994 representing an increase of 17% on a per share basis. Net income for the nine months ended September 30, 1995 totaled $19,094, or $1.56 per share as compared to $16,825, or $1.38 per share for the like period in 1994, representing a 13% increase on a per share basis.

Presented in the table below is an income statement analysis comparing the change in the components of net income for the periods ended September 30, 1995 and 1994. The increase or decrease in each net income component is further detailed in the discussion and analysis that follows.

                                                           Quarters Ended               Nine Months Ended
                                                            September 30,                September 30,
                                                ----------------------------------    ----------------------
                                                 1995        1994        Change       1995       1994      Change
                                              ---------   ---------   ---------    ---------  ---------  --------
  Net interest income (tax equivalent)  . . .   $  28,039   $ 27,471  $    568    $  83,907  $  80,545 $  3,362

  Provision for loan losses . . . . . . . . .       3,810      1,838     1,972        7,982      5,130    2,852
  Noninterest income  . . . . . . . . . . . .       6,606      6,200       406       20,252     20,091      161
  Noninterest expense . . . . . . . . . . . .      19,915     22,298    (2,383)      65,461     67,457   (1,996)
                                                ---------- ---------  ---------   ---------  --------- ---------
  Income before income taxes  . . . . . . . .      10,920      9,535     1,385       30,716     28,049    2,667
  Income tax expense  . . . . . . . . . . . .       3,831      3,484       347       10,689     10,177      512
  Tax equivalent adjustment . . . . . . . . .         327        343       (16)         933      1,047     (114)
                                                ---------- ---------  ---------   ---------  --------- ---------

     Net Income   . . . . . . . . . . . . . .   $   6,762  $   5,708  $  1,054    $  19,094  $  16,825 $  2,269
                                                ========== =========  =========   =========  ========= =========
     Net Income Per Share . . . . . . . . . .   $     .55  $     .47  $     .08   $    1.56  $    1.38 $     .18
                                                ========== =========  =========   =========  ========= =========

Return on Average Assets and Stockholders' Equity
-------------------------------------------------

Return on average assets was 0.89% for the third quarter of 1995 as compared to 0.81% for the same quarter in 1994. Return on average assets for the nine months ended September 30, 1995 was 0.87%, as compared to 0.82% for the like period in 1994.

Return on average stockholders' equity for the third quarter of 1995 was 12.39%, as compared to 11.97% for the 1994 quarter. Return on average stockholders' equity was 12.47% for the nine months ended September 30, 1995, as compared to 11.62% for the like period in 1994.

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


For purposes of the following discussion, both net interest income and margin have been adjusted to a fully tax-equivalent basis for certain tax-exempt loans and securities. The following summarizes net interest income and margin for the periods ended September 30, 1995 and 1994:


                                                         Quarters ended            Nine months ended
                                                          September 30,              September 30,
                                                    -------------------------   -------------------------
                                                       1995          1994          1995          1994
                                                    -----------   -----------   ----------   ------------
Interest income, as reported  . . . . . . . . .     $   57,896    $  49,121     $ 168,901    $   138,063
         Tax equivalent adjustment  . . . . . .            327          343           933          1,047
                                                    -----------   -----------   ----------   ------------
    Tax equivalent interest income  . . . . . .         58,223       49,464       169,834        139,110
    Interest expense  . . . . . . . . . . . . .        (30,184)     (21,993)      (85,927)       (58,565)
                                                    -----------   -----------   ----------   ------------
         Tax equivalent net interest income . .     $   28,039    $  27,471     $  83,907    $    80,545
                                                    ===========   ===========   ==========   ============
         Tax equivalent net interest margin . .           3.99%        4.18%         4.12%          4.24%
                                                    ===========   ===========   ==========   ============
           - excluding arbitrage(1)   . . . . .           4.27%        4.56%         4.44%          4.64%
                                                    ===========   ===========   ==========   ============

   (1) Refer to the following discussion for a description of the arbitrage.

Net interest income on a tax equivalent totaled $28,039 for the third quarter of 1995, representing an increase of $568, or 2.1% over the year ago quarter totaling $27,471. The interest margin decreased to 3.99% for the 1995 quarter as compared to 4.18% for the same quarter in 1994. For the nine months ended September 30, 1995, net interest income totaled $83,907, representing an increase of $3,362 or 4.2% over the like period in 1994 totaling $80,545. Net interest margin decreased to 4.12% for the 1995 period as compared to 4.24% for the same period in 1994.

Included in average earning assets during the third quarter of 1995 was approximately $260,000 in securities purchased incident to an arbitrage transaction; the average balance of such securities for the third quarter of 1994 was approximately $298,000. The arbitrage involves the purchase of floating rate securities and the simultaneous financing of this purchase through repurchase agreements with investment banks who are primary dealers in U.S. Government securities. The arbitrage adds to net interest income as a result of the spread between the rate of interest earned on the securities and that paid on the underlying funding source. The average interest rate earned on the securities during the third quarter of 1995 was 7.28% while the average interest rate paid on the underlying funding source was 6.03% for a positive net interest rate spread of 1.25%. The average interest rates earned and paid on the arbitrage investment in the third quarter of 1994 were 5.95% and 4.75%, respectively, for a positive net interest spread of 1.20%. Excluding the effect of the arbitrage, which reduces the net interest margin due to the addition of a significant volume of lower-yielding securities, tax equivalent net interest margin would have been 4.27% for the third quarter of 1995 and 4.44% for the first.

For the nine months ended September 30, 1995 the average principal position of the arbitrage was $278,000 with a positive net spread on such position of approximately 142 basis points. For the same period in 1994 the average principal position of the arbitrage was $303,000 with a net spread of approximately 126 basis points.

As shown in the Volume/Rate Analysis on page 15, the $8,759 increase in interest income for the quarter is largely attributable to volume and interest rate variances on loans totaling $7,078. The majority of the loan interest income variance resulted from loan volumes, which increased by $216,197 in the current quarter over the like quarter last year, primarily due to growth in the commercial, real estate, and indirect consumer loan portfolios. The remaining loan interest income variance resulted from interest rates, which increased to an average of 9.00% for the 1995 quarter from 8.49% in 1994.

Interest expense increased by $8,191 for the third quarter of 1995 as compared to the same period in 1994, due to volumes and interest rates on time deposits and interest rates in short-term borrowings. Interest expense on time deposits increased by $5,099 primarily from an upward shift in the interest rate environment resulting in increased average rates of 5.88% for the 1995 quarter as compared to 4.55% for the 1994 quarter, and also reflects the impact of $149,635 in growth in First Midwest's fixed term deposits. Interest rates on short-term borrowings, in the form of federal funds purchased, repurchase agreements and Federal Home Loan Bank notes, increased to 6.15% in 1995 from 4.82% in 1994.

Volume and interest rate variances for the nine months ended September 30, 1995 as compared to 1994 are provided in the Volume/Rate Analysis on page 16 and generally follow those provided for the quarterly periods. In addition, a positive interest rate variance in securities available for sale reflects the repricing of certain short-term securities in a higher interest-rate environment.

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


VOLUME/RATE ANALYSIS

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended September 30, 1995 and 1994. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                            QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994
                         --------------------------------------------------------------------------------------------------------
                                                          AVERAGE INTEREST              INTEREST         INCREASE/(DECREASE) IN
                                 AVERAGE BALANCES         RATES EARNED/PAID          INCOME/EXPENSE      INT. INCOME/EXPENSE DUE TO:
                         -------------------------------  --------------------  -----------------------  ---------------------------
                                                                       BASIS
                                               INCREASE                POINTS                     INCR.             VOLUME/
                           1995        1994   (DECREASE)  1995  1994  INC/(DEC) 1995      1994   (DECR.) VOL  RATE   RATE   TOTAL
                        ----------   --------  ---------  ----- -----  -------  ------    -----  -----  ----- ----  ------  -----
Federal funds sold
  and other short-term
  investments           $   56,836     65,343    (8,507)  7.39% 4.77%    262  $  1,058      785   273  $(102)  431    (56)   273
Securities available
  for sale                 626,754    694,838   (68,084)  6.69  5.62     107    10,574    9,848   726 (1,028)1,754     --    726
Securities held
  to maturity:
  Taxable                  160,391    116,575    43,816   5.93  5.69      24     2,398    1,673   725    629    70     26    725
  Nontaxable (1)            26,789     33,034    (6,245) 10.80  9.27     153       729      772   (43)  (146)  127    (24)   (43)
Loans, net of unearned
  discount (1)           1,916,102  1,699,905   216,197   9.00  8.49      51    43,464   36,386 7,078  4,816 2,262     --  7,078
                         ---------- ---------  ---------  ----  ----   -----  --------   ------ -----  ----- -----    ---- -----

  Total interest-
    earning assets (1)  $2,786,872  2,609,695   177,177   8.29% 7.52%     77  $ 58,223   49,464 8,759 $4,169 4,644    (54) 8,759
                         ========== =========  =========  =====  ====  =====  ========   ====== =====  ===== =====    ==== =====

Savings deposits        $  247,036    281,560   (34,524)  2.18% 2.28%   (10)  $  1,355    1,621  (266) $(199)  (77)    10   (266)
NOW accounts               326,592    316,946     9,646    2.60 2.28     32      2,137    1,821   316     55   253      8    316
Money market deposits      241,565    211,676    29,889    3.55 2.55    100      2,160    1,361   799    192   532     75    799
Time deposits            1,005,938    856,303   149,635    5.88 4.55    133     14,916    9,817 5,099  1,903 3,196     --  5,099
Short-term borrowings      620,576    606,496    14,080    6.15 4.82    133      9,616    7,373 2,243    171 2,024     48  2,243
                         ---------- ---------  ---------  -----  ----  -----  --------   ------ -----  ----- -----    ---  -----

  Total interest-
    bearing liabilities $2,441,707  2,272,981   168,726   4.90% 3.84%   106   $ 30,184   21,993 8,191 $2,122 5,928    141  8,191
                         ========== =========  =========  =====  ====  =====  ========   ====== =====  ===== =====    ===  =====

  Net interest
    margin/income                                         3.99% 4.18%   (19)  $ 28,039   27,471   568 $2,047(1,284)  (195)   568
                                                          =====  ====  =====  ========  ======= =====  =====  ====    ===   ====

  Net interest income/
    margin - excluding
    arbitrage transaction
    (1)(2)                                                4.27% 4.56%   (29)  $ 27,233  $26,698   535 $1,999(1,464)    --    535
                                                          =====  ====  =====  ========  =======  =====  ====  ===    ===    ===

(1)Interest income and yields are presented on a tax-equivalent basis assuming a statutory Federal Income tax rate of 35%.
(2)Refer to the discussion contained in "Net Interest Income" for a description of the arbitrage.

VOLUME/RATE ANALYSIS

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the nine months ended September 30, 1995 and 1994. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                           NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                         --------------------------------------------------------------------------------------------------------
                                                          AVERAGE INTEREST              INTEREST            INCR/(DECR) IN
                                 AVERAGE BALANCES         RATES EARNED/PAID          INCOME/EXPENSE     INT INCOME/EXP DUE TO:
                         ------------------------------  ---------------------  ---------------------  --------------------------
                                                                        BASIS
                                               INCREASE                POINTS                   INCR.        VOLUME/
                           1995        1994   (DECREASE)  1995  1994  INC/(DEC) 1995      1994  (DECR)  VOL.  RATE    RATE  TOTAL
                         ---------   --------  --------  ------ -----  ------   ------  ------  ------  ----  ------  ---- ------
Federal funds sold
  and other short-
  term investments      $   41,123     37,762     3,361   7.49% 4.47%    302  $  2,304   1,262  1,042   $112     854   76  1,042
Securities available
  for sale                 661,613    781,729  (120,116)  6.68  5.32     136    33,037  31,092  1,945 (5,236)  7,181   --  1,945
Securities held
  to maturity:
  Taxable                  129,284     43,097    86,187   6.73  5.74      99     6,511   1,849  4,662  4,290     372   --  4,662
  Nontaxable (1)            30,007     33,486    (3,479)   9.25 9.45    (20)     2,076   2,366   (290)  (246)    (49)   5   (290)
Loans, net of
  unearned discount (1)  1,859,599  1,643,442   216,157    9.05  8.34    71    125,906 102,541 23,365 14,184   9,181   --  23,365
                         ---------- ---------  ---------  -----  ----  -----  -------- ------- ------ ------   -----   --- ------

  Total interest-
    earning assets (1)  $2,721,626  2,539,516   182,110   8.34% 7.32%    102  $169,834 139,110 30,724 $13,104  17,539   81 30,724
                         ========== =========  =========  =====  ====  =====  ======== ======= ====== ======= =======  === ======

Savings deposits        $  256,473    280,744   (24,271)  2.18% 2.35%   (17)  $  4,177   4,939   (762)$ (427)   (367)  32   (762)
NOW accounts               302,819    304,626    (1,807)  2.50  2.19     31      5,655   4,991    664    (30)    698   (4)   664
Money market deposits      218,666    224,601    (5,935)  3.21  2.50     71      5,254   4,196  1,058   (111)  1,201  (32) 1,058
Time deposits              958,564    819,746   138,818   5.61  4.40    121     40,232  26,949 13,283  5,044   8,239   -- 13,283
Short-term borrowings      638,184    563,410    74,774   6.41  4.15    226     30,609  17,490 13,119  2,569  10,550   -- 13,119
                         ---------- ---------  ---------  -----  ----  -----  --------  ------ -----  -----  ------  --- ------

  Total interest-
    bearing liabilities $2,374,706  2,193,127   181,579   4.84% 3.57%   127   $ 85,927  58,565 27,362 $7,045  20,321   (4)27,362
                         ========== =========  =========  =====  ====  =====  ========  ====== =====  =====  ======   === ======

  Net interest margin/
    income (1)                                            4.12% 4.24%   (12)  $ 83,907  80,545  3,362 $6,059  (2,782)  85  3,362
                                                          =====  ====  =====  ========  =======  =====  ====  =====  ===  =====

  Net interest income/
    margin - excluding
    arbitrage transaction
    (1)(2)                                                4.44% 4.64%   (20)  $ 81,254  77,919  3,335 $5,828  (2,493)  --  3,335
                                                         =====  ====  =====  ========  =======  =====  ====  ======  ===  =====

(1)Interest income and yields are presented on a tax-equivalent basis assuming a statutory Federal Income tax rate of 35%.

(2)Refer to the discussion contained in "Net Interest Income" for a description of the arbitrage.

                              NONINTEREST INCOME

Noninterest income totaled $6,606 for the quarter ended September 30, 1995, as compared to $6,200 for the same quarter in 1994. The increase totaling $406 is attributable to the categories of net revenues on real estate loans held for sale and other income. For the nine months ended September 30, 1995, noninterest income totaled $20,252 as compared to $20,091 for the same period in 1994. The $161 increase over 1994 is primarily attributable to the higher level of trust income and other income, net of declines in service charges on deposit accounts and security gains, recorded in 1995 as compared to 1994. Provided below is a discussion covering period-to-period variances in the major categories of noninterest income.

Service charges on deposit accounts declined by $139 for the 1995 quarter as compared to 1994, while declining by $393 for the first nine months of 1995 as compared to 1994. Such decline is primarily attributable to service charges on nonsufficient funds and business demand accounts, the latter due primarily to higher rate credits given to business customers for services, thereby reducing hard dollar service charges assessed.

Trust income for the quarter was increased by $3 as compared to 1994 and by $443 for the first nine months in 1995 as compared to 1994. The year-to-date increase resulted from a combination of growth in new business and certain nonrecurring accounting adjustments.

Other service charges, commissions and fees includes fees derived from a wide range of products and services. Such fees declined by $20 in the third quarter of 1995 as compared to 1994 and increased by $131 for the first nine months of 1995 as compared to the same period in 1994. The increase for the year-to-date period is due primarily to increased revenues on merchant fees on credit card sales and debit card income.

Net revenues on real estate loans held for sale increased by $380 for the 1995 quarter as compared to 1994 and increased by $79 for the first nine months of 1995 as compared to 1994. The increase for the quarter resulted from the growth in real estate loan originations which totaled $66,000 in the 1995 quarter and $26,000 for the same quarter in 1994.

Other income increased by $179 for the 1995 quarter as compared to 1994 and $625 for the first nine months of 1995 as compared to 1994 primarily as a result of increased ATM income and certain miscellaneous gains on asset sales.
 The increase for the first nine months of 1995 also reflects a $431 gain on the sale of approximately $13 million in student loans recorded in the second quarter of 1995.

                              NONINTEREST EXPENSE

Noninterest expense totaled $19,915 for the quarter ended September 30, 1995, decreasing from $22,298 for the same quarter in 1994. The $2,383 decrease is attributable to reduced retirement benefits, FDIC insurance premiums, foreclosed real estate and other expense and a restructure charge adjustment. Partially offsetting these reduced expenses were increases in salaries and wages, occupancy and equipment, and computer processing costs. Noninterest expense totaled $65,461 for the first nine months of 1995, decreasing from $67,457 for the same period in 1994. Provided below is a discussion covering period-to-period variances in major categories of noninterest expense.

Retirement and other employee benefits decreased by $403 in the third quarter of 1995 as compared to the 1994 quarter and by $314 for the first nine months of 1995 as compared to the same period in 1994. Variances for both periods resulted primarily from reduced plan participants, the salaries of which are used as a base in determining retirement plan accruals.


FDIC insurance premiums decreased by $1,124 in the third quarter of 1995 as compared to the like 1994 period, and declined $1,183 for the nine months ended September 30, 1995 as compared to the 1994 nine month period. Revised rate assessments became effective during the third quarter of 1995, reducing assessed premiums from $.23 to $.04 per $100 of deposits retroactive to June 1, 1995. As a result, a savings of $1,000 was recognized in the 1995 third quarter, approximately $800 of which represents permanent quarterly premium reductions and $200 representing an additional refund of June, 1995 premiums. Including premiums assessed on First Midwest's Oakar deposits, deposit insurance premiums should average approximately $.05 per $100 of deposits in prospective periods.

Foreclosed real estate expense for the third quarter of 1995 decreased by $294 as compared to the same period in 1994; year-to-date, such expense was $359 less than the 1994 nine month period. Such decreases are due primarily to a $2,300 reduction in principal balances of foreclosed property held.

Other expenses for the third quarter of 1995 decreased by $638 as compared to the same period in 1994, and by $1,807 for the first nine months of 1995 as compared to the same 1994 period. Approximately $170 of the quarter decrease and $287 of the year-to-date decrease is due to reduced legal fees, while $516 of the quarter decrease and $747 of the nine month decrease is due to reductions in other professional services. The nine month variance also reflects a $400 reduction in fidelity bond and other liability insurance and $110 in reduced discretionary employee education expense.

A restructure reserve adjustment of $810 was recorded in the third quarter of 1995. The adjustment reduced the $3,900 restructure reserve, established through a charge recorded in December, 1994, in order to reduce such reserve to a level necessary to accommodate estimated payouts that will be made during the fourth quarter of 1995. Additional information with respect to the restructure reserve is provided on page 21 of this Form 10-Q.

Salaries and wages increased by $127, or 1.3% in the third quarter of 1995 as compared to the 1994 quarter and by $821, or 3.0% for the first nine months of 1995 over the same period in 1994. The increase, more predominant in the year to date period than in the current quarter, is attributable to a general merit increase of 4% on average in 1995, offset by a declining full-time equivalent employee complement in the third quarter of 1995 as compared to 1994.

Equipment expense increased by $154 in the third quarter of 1995 and by $502 on a year-to-date basis as compared to like 1994 periods due primarily to depreciative expense of technology-related system upgrades and capitalized purchases of furniture and equipment.

Computer processing expense increased by $499 for the 1995 quarter as compared to the 1994 quarter and by $1,106 for the first nine months of 1995 as compared to the same period in 1994 due primarily to one-time systems conversion and other computer processing costs incurred during the third quarter to facilitate the bank consolidation activities.

                              INCOME TAX EXPENSE

Income tax expense totaled $3,831 for the third quarter of 1995, increasing from $3,484 for the same period in 1994 and reflects effective income tax rates of 36.2% and 37.9%, respectively. For the first nine months of 1995, income tax expense totaled $10,689 as compared to $10,177 in 1994, reflecting effective income tax rates of 35.9% and 37.7%, respectively. The variance in income tax expense and the effective tax rates is primarily due to $414 in state enterprise zone tax credits, of which $149 was recognized in the first quarter of 1995, $100 in the second quarter, and $165 in the third quarter.

                NONPERFORMING ASSETS AND 90 DAY PAST DUE LOANS

At September 30, 1995, nonperforming assets totaled $22,012 and loans past due
90  days  or more  and still  accruing totaled  $8,629.   The  following table


summarizes nonperforming assets and loans past due 90 days or more and still accruing, as of the close of the last five calendar quarters:

Nonperforming Assets and                                             1995                             1994
                                                    --------------------------------------- ------------------------
90 Day Past Due Loans                                Sept. 30      June 30       March 31     Dec. 31     Sept. 30
--------------------------------------------------  -----------  -----------  ------------  -----------  -----------
Nonaccrual loans  . . . . . . . . . . . . . . .    $    8,817    $    11,621       12,481   $    10,214   $   16,385
Renegotiated loans  . . . . . . . . . . . . . .         7,942          7,779        7,704         8,317            3
                                                    -----------  -----------  ------------  -----------  -----------
   Total nonperforming loans  . . . . . . . . .        16,759         19,400       20,185        18,531       16,388
Foreclosed real estate  . . . . . . . . . . . .         5,253          7,288        8,542         9,483        7,580
                                                    -----------  -----------  ------------  -----------  -----------
   Total nonperforming assets . . . . . . . . .    $   22,012    $    26,688  $    28,727   $    28,014   $   23,968
                                                    ===========  ===========  ============  ===========  ===========
   % of total loans plus foreclosed real estate          1.14%         1.40%         1.57%        1.56%        1.38%
                                                    ===========  ===========  ============  ===========  ===========
90 Day past due loans accruing interest . . . .    $    8,629    $     3,697  $     5,894   $     3,888   $    6,571
                                                    ===========  ===========  ============  ===========  ===========

Nonaccrual loans decreased by $1,397 since December 31, 1994 and renegotiated loans declined by $375, primarily reflecting payments recorded on such loans since year-end 1994. Foreclosed real estate declined by $4,230 primarily due to the sale of several commercial properties and single-family homes.

First Midwest's discussion of FASB Statement No. 114 and the disclosure with respect to impaired loans is contained in notes 1 and 4 to the consolidated financial statements, located on pages 6 and 9, respectively.



                     PROVISION AND RESERVE FOR LOAN LOSSES

Transactions in the reserve for loan losses during the quarters and nine months ended September 30, 1995 and 1994 are summarized in the following table:

                                                         Quarters ended              Nine months ended
                                                          September 30                  September 30
                                                    -------------------------    ------------------------
                                                       1995          1994           1995         1994
                                                   -----------   -----------    -----------    --------
Balance at beginning period                         $   24,844  $   21,571 $       24,083  $   21,654
        Provision for loan process  . . . . . . .        3,810       1,838          7,982       5,130
        Loans charged of  . . . . . . . . . . . .       (2,659)     (1,169)        (7,157)     (5,625)
        Recoveries of loans previously charged-off         781         612          1,868       1,693
                                                    -----------   -----------    ----------- -----------
           Net loans charged-off  . . . . . . . .       (1,878)       (557)        (5,289)     (3,932)
                                                    -----------   -----------    ----------- -----------
   Balance at end of period . . . . . . . . . . .   $   26,776    $  22,852      $   26,776  $   22,852
                                                    ===========   ===========    =========== ===========

The provision for loan losses is the cost of providing a reserve for anticipated future loan losses. The provision charged to operating expense for the third quarter of 1995 totaled $3,810 as compared to $1,838 for the same quarter in 1994 and $7,982 for the first nine months of 1995 as compared to $5,130 for the same period in 1994. The increase in the provision totaling $1,972 and $2,852 for the quarter and nine months, respectively, is due in part to an additional provision of $1,400 recorded in the third quarter of 1995, resulting from Management's decision to increase the reserve for loan losses to a level more closely approximating peers. The remaining increase in the provision for both periods is due to approximately $200,000 in growth in loans outstanding since September 30, 1994. Loans charged off, net of recoveries for the quarter totaled $1,878, or .39% of average loans in 1995 as compared to $557, or .13% in 1994. For the nine month period, net charge offs totaled $5,289 or .38% of average loans in 1995 and $3,932 or .32% in 1994. The level of the provision for loan losses charged to operating expense in any given period is dependent upon many factors, including loan growth and changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values, and Management's assessment of current and prospective economic conditions in First Midwest's primary market areas.

At September 30, 1995, the reserve for loan losses totaled $26,776, or 1.39% of loans. The reserve for loan losses is maintained at a level which is considered adequate in relation to the risk of future losses within the loan portfolio. The reserve is comprised of specific allocations for impaired loans, general allocations and unallocated reserves. The portion of the reserve applicable to impaired loans is discussed in note 4 to the consolidated financial statements located on page 9. The general reserve, which is allocated to specific categories of the loan portfolio, represents First Midwest's judgement as to potential loss exposure based on both actual loan losses experienced over the preceding three years as well as the results of independent loan ratings and credit reviews performed for loans identified to have unfavorable credit characteristics.

The unallocated portion of the reserve is that part that is not specifically allocated to either a particular loan on which a loss is anticipated or allocated to a general loan category based upon historical loan loss experience. The unallocated portion of the reserve for loan losses totaled $15,082, or 56% of the total reserve, at September 30, 1995.


                        ANALYSIS OF FINANCIAL CONDITION


                                        Period Ended
                                  ----------------------------
                                September 30, December 31,       Change
                                                          -------------------
                                      1995       1994         $         %
                                   ----------  ---------  --------  ----------
Total assets  . . . . . . . . . . $3,044,253 $2,875,101   169,152      5.88
Loans . . . . . . . . . . . . . .  1,929,487  1,785,200   144,287      8.08
Securities available for sale . .    716,817    696,384    20,433      2.93
Securities held to maturity . . .    124,213    168,644   (44,431)    26.35
Deposits  . . . . . . . . . . . .  2,151,313  1,994,408   156,905      7.87
Short-term borrowings . . . . . .    646,222    665,500   (19,278)     2.90
Stockholders' equity  . . . . . .    220,846    186,115    34,731     18.66
                                    =========  =========  =========  =========

At September 30, 1995, assets totaled $3,044,253 and were $169,152, or 5.9% in excess of the December 31, 1994 level of $2,875,101. Loans increased by $144,287 to $1,929,487 at September 30, 1995, from $1,785,200 at December 31,
1994. Such increase was attributable to approximately $58,000 in commercial loans, $54,000 in 1-4 family real estate and $45,000 in indirect consumer loans.

A discussion regarding changes in the period-end balances of securities available for sale and held to maturity is provided in note 2 to the consolidated financial statements located on pages 7 and 8.

Deposits increased by $156,905 at September 30, 1995 as compared to December 31, 1994 primarily in the category of time deposits, which grew $153,387 due to promotional offerings of various term certificates of deposit products.

Stockholders' equity increased to $220,846 at September 30, 1995 from $186,115 at December 31, 1994. In addition to capital growth through net income retained in excess of dividends paid, the increase is attributable to a $18,799 after-tax recovery since December 31, 1994 of the net unrealized loss on securities, which is recorded as a separate component of stockholders' equity. Note 2, located on page 7 of this Form 10-Q, provides additional information with respect to the gross unrealized gains and losses in the securities portfolios. Stockholders' equity also increased due to the sale of approximately $2,700 of common stock held in treasury in August, 1995.


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

The table below compares First Midwest's capital structure to the minimum capital ratios required by its primary regulator, the Federal Reserve Board ("FRB"). Also provided is a comparison of capital ratios for First Midwest's national banking subsidiary, First Midwest Bank, N.A., to its primary regulator, the Office of the Comptroller of the Currency ("OCC"). Both First Midwest and First Midwest Bank, N.A. are subject to the minimum capital ratios defined by banking regulators pursuant to the FDIC Improvement Act ("FDICIA") and have capital measurements well in excess of the minimums required by their respective bank regulatory authorities to be considered "well-capitalized" which is the highest capital category established under the FDICIA.

                                                                As of September 30, 1995
                                                            ----------------------------------------------------------------
                                                            Bank Holding Company                National Bank           Minimum
                                                            --------------------            ---------------------
                                                                         Minimum                              Minimum      Well-
                                                                        Required                             Required  Capitalized
                                                       First Midwest          FRB      FMB, N.A.                OCC       FDICIA
                                                       --------------    --------      --------             --------       ---
Tier 1 capital to risk-based assets . . . . . . . .       10.19%            4.00%          9.23%                4.00%      6.00%
Total capital to risk-based assets  . . . . . . . .       11.44%            8.00%         10.48%                8.00%     10.00%
Leverage ratio  . . . . . . . . . . . . . . . . . .        6.94%            3.00%          6.68%                3.00%      5.00%
                                                         ======            =====         ======               ======      ======

First Midwest believes that it has a responsibility to reward its stockholders with a meaningful current return on their investment and, as part of the Company's dividend policy, First Midwest's Board of Directors reviews the Company's dividend payout ratio periodically to ensure that it is consistent with internal capital guidelines and industry standards. As a result of such review, in February, 1995, First Midwest's Board of Directors authorized a quarterly dividend increase to $0.19 per share representing a 12% increase compared to the previous quarterly dividend of $0.17. As of September 30, 1995, the dividend payout ratio was 36.1% on a trailing four quarters basis.

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

A restructure charge in the pretax amount of $3,900 was recorded during the fourth quarter of 1994 to establish a reserve for various expenses to be incurred incident to the restructuring. For the nine months ended September 30, 1995, approximately $2.3 million in restructure expenses were incurred, primarily for severance and related employee costs. Such expenses were originally estimated at approximately $3.1 million, with the difference due to certain accelerated employee terminations and reduced outplacement usage and costs. As a result, an adjustment to the restructure reserve in the amount of $810 was recorded which brought the reserve to a level necessary to accommodate estimated payouts that will be made during the fourth quarter of 1995. The restructure reserve, which totaled $745 at September 30, 1995, is expected to be closed out by December 31, 1995.

The restructuring activities giving rise to the charge were substantially completed during the third quarter of 1995. The restructuring is anticipated to result in permanent annualized pretax savings of approximately $7 million, such savings being primarily related to compensation and benefit expense saved on the approximate 180 positions eliminated.


                          PART II.  OTHER INFORMATION

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)       Exhibits - See Exhibit Index appearing on page 23.

      (b) Form 8-K - No reports on Form 8-K were filed during the third quarter of 1995.







                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           First Midwest Bancorp, Inc.
                            -----------------------------------------------



Date:  November 11, 1995                   DONALD J. SWISTOWICZ
                                        ----------------------------
                                           Donald J. Swistowicz
                                           Executive Vice President*



* Duly authorized to sign on behalf of the Registrant.






                                 EXHIBIT INDEX



Exhibit                                                            Sequential
Number                      Description of Documents               Page Number
------                      ------------------------               -----------

  19                        Quarterly Report to Shareholders for            24
                            the Quarter ended September 30, 1995

  27                        Financial Data Schedule                         28


                                                                    Exhibit 19
Letter to Shareholders

We are pleased to report to you on the positive results for the quarter and nine months ended September 30, 1995.

Net income for the quarter ended September 30, 1995 rose 17% to $6.8 million, or 55 cents per share, from last year's third quarter of $5.7 million, or 47 cents per share. For the first nine months of 1995, net income rose 13% to $19.1 million, or $1.56 per share, as compared to last year's like period of $16.8 million, or $1.38 per share.

The increase in core earnings for both the third quarter and nine month periods was consistent with plan and consensus estimates. Nonrecurring items that impacted the results for both periods include FDIC insurance rebates, a restructuring reserve adjustment, a one-time charge for Bank consolidation-related costs and an increase in the provision for loan losses, as follows:

o Reductions in FDIC insurance premiums contributed approximately $1.0 million in savings during the third quarter of 1995.

o The $3.9 million restructuring reserve established in December, 1994 was adjusted by $810,000. With restructuring activities virtually completed as of September 30, 1995, the reserve was adjusted to a level necessary to accommodate payouts that will be made during the fourth quarter.

o The consolidation of the Company's four Banks into a single operating unit was completed during the third quarter and resulted in approximately $400,000 in one-time costs including computer processing and conversion, overtime and temporary help, supplies and printing, and other initial set-up costs.

o Loan loss expense increased due to a one time additional provision of $1.4 million recorded during the quarter. The increase resulted from Management's decision to increase the reserve for loan losses to a level more closely approximating peer levels.

The quarter saw continued improvement in credit quality with nonperforming representing 0.87% of total loans at September 30, 1995 compared to 0.95% a year ago and 1.04% at December 31, 1994. Further, nonperforming assets represented 1.14% of total loans plus foreclosed assets at September 30, 1995, again comparing favorably to both 1.38% a year ago and 1.56% at December 31, 1994.

Our pending acquisition of CF Bancorp continues on schedule with requisite regulatory approvals being anticipated so as to permit a late December 1995-early January 1996 closing. The acquisition is expected to enhance book value per share immediately and enhance earnings per share within one year.

In addition to the positive performance discussed, the critically important restructuring and consolidation of our four Banks into a single operating unit was successfully concluded during the quarter.

As always we are appreciative of your support.



C. D. OBERWORTMANN                              ROBERT P. O'MEARA
------------------                              -----------------
C. D. Oberwortmann                              Robert P. O'Meara
Chairman of the Board                           President and  Chief Executive
                                                Officer


                                                                         Quarters Ended                 Nine Months Ended
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)                   September 30,                   September 30,

(Amounts in thousands except per share data)                          1995            1994            1995            1994
INTEREST INCOME
Interest and fees on loans  . . . . . . . . . . . . . . . . . .   $    43,391     $    36,313     $   125,699     $    102,321
Interest on securities  . . . . . . . . . . . . . . . . . . . .        13,446          12,023          40,897           34,480
Interest on funds sold and other short-term investments . . . .         1,059             785           2,305            1,262

    Total interest income   . . . . . . . . . . . . . . . . . .        57,896          49,121         168,901          138,063

INTEREST EXPENSE
Interest on deposits  . . . . . . . . . . . . . . . . . . . . .        20,567          14,620          55,318           41,075
Interest on short-term borrowings . . . . . . . . . . . . . . .         9,617           7,373          30,609           17,490

    Total interest expense  . . . . . . . . . . . . . . . . . .        30,184          21,993          85,927           58,565

    Net interest income   . . . . . . . . . . . . . . . . . . .        27,712          27,128          82,974           79,498

PROVISIONS FOR LOAN LOSSES  . . . . . . . . . . . . . . . . . .         3,810           1,838           7,982            5,130

    Net interest income after provision for loan losses   . . .        23,902          25,290          74,992           74,368

NONINTEREST INCOME
Service charges on deposit accounts . . . . . . . . . . . . . .         2,333           2,472           6,839            7,232
Trust fees  . . . . . . . . . . . . . . . . . . . . . . . . . .         1,481           1,478           5,067            4,624
Other service charges, commissions and fees . . . . . . . . . .         1,686           1,706           4,655            4,524
Net revenues on real estate loans held for sale . . . . . . . .           471              91             992              913
Securities transactions, net  . . . . . . . . . . . . . . . . .             7               4             539            1,263
Other income  . . . . . . . . . . . . . . . . . . . . . . . . .           628             449           2,160            1,535

    Total noninterest income  . . . . . . . . . . . . . . . . .         6,606           6,200          20,252           20,091

NONINTEREST EXPENSE
Salaries and wages  . . . . . . . . . . . . . . . . . . . . . .         9,574           9,447          28,611           27,790
Retirement and other employee benefits  . . . . . . . . . . . .         1,865           2,268           7,122            7,436
Occupancy expenses  . . . . . . . . . . . . . . . . . . . . . .         1,560           1,373           4,167            4,081
Equipment expenses  . . . . . . . . . . . . . . . . . . . . . .         1,467           1,313           4,313            3,811
Computer processing costs . . . . . . . . . . . . . . . . . . .         1,805           1,306           4,756            3,650
FDIC insurance premiums . . . . . . . . . . . . . . . . . . . .           (42)          1,082           2,166            3,349
Restructure reserve adjustment  . . . . . . . . . . . . . . . .          (810)            -              (810)             -
Other expenses  . . . . . . . . . . . . . . . . . . . . . . . .         4,496           5,509          15,136           17,340

    Total noninterest expense   . . . . . . . . . . . . . . . .        19,915          22,298          65,461           67,457

    Income before income tax expense  . . . . . . . . . . . . .        10,593           9,192          29,783           27,002

Income tax expense  . . . . . . . . . . . . . . . . . . . . . .         3,831           3,484          10,689           10,177

    NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . .   $     6,762     $     5,708     $    19,094     $     16,825

    NET INCOME PER SHARE  . . . . . . . . . . . . . . . . . . .   $      0.55     $      0.47     $      1.56     $       1.38



CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (unaudited)  . .                          September 30,

(Amounts in thousands)                                                               1995            1994


ASSETS
Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . .    $     124,941     $   146,918
Funds sold and other short-term investments . . . . . . . . . . . . . . . .           56,162          83,427
Securities available for sale . . . . . . . . . . . . . . . . . . . . . . .          716,817         679,397
Securities held to maturity . . . . . . . . . . . . . . . . . . . . . . . .          124,213         149,089
Loans     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,929,487       1,733,578
Reserve for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .          (26,776)        (22,852)

    Net loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,902,711       1,710,726

Premises, furniture and equipment . . . . . . . . . . . . . . . . . . . . .           44,074          39,895
Accrued interest receivable and other assets  . . . . . . . . . . . . . . .           75,335          73,685

    Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   3,044,253     $ 2,883,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   2,151,313     $ 1,964,310
Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .          646,222         705,763
Accrued interest payable and other liabilities  . . . . . . . . . . . . . .           25,872          25,474

    Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . .        2,823,407       2,695,547

Stockholders' Equity:
Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           23,465          23,465
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .           25,762          26,155
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          177,979         164,416
Unrealized net depreciation on securities available for sale (1)  . . . . .           (1,968)        (16,277)
Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,392)        (10,169)

    Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .          220,846         187,590

Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . .    $   3,044,253     $ 2,883,137

(1) Represents the  difference, after  tax, between  the amortized  cost and market  value of  securities available for  sale; this difference will fluctuate as the market value of such securities changes.

CREDIT QUALITY (unaudited)
                                                                                         September 30,

(Amounts in thousands)                                                               1995            1994
Nonaccrual loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       8,817    $     16,385
Renegotiated loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       7,942    $          3
Foreclosed real estate  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       5,253    $      7,580
Loans past due 90 days and still accruing . . . . . . . . . . . . . . . . . .   $       8,629    $      6,571

Nonperforming loans to loans  . . . . . . . . . . . . . . . . . . . . . . . .           0.87%           0.95%
Nonperforming assets to loans plus foreclosed real estate . . . . . . . . . .           1.14%           1.38%
Reserve for loan losses to loans  . . . . . . . . . . . . . . . . . . . . . .           1.39%           1.32%
Reserve for loan losses to nonperforming loans  . . . . . . . . . . . . . . .         159.77%         139.44%

Net loan charge-offs - year to-date . . . . . . . . . . . . . . . . . . . . .   $       5,289    $      3,932

Net loan charge-offs (annualized) to average loans  . . . . . . . . . . . . .           0.38%           0.32%



                                                                         Quarters Ended                 Nine Months Ended
Financial Highlights (unaudited)                                          September 30,                   September 30,

(Amounts in thousands except per share data)                          1995            1994            1995            1994

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .   $      6,762    $      5,708    $     19,094    $     16,825
Net income per share  . . . . . . . . . . . . . . . . . . . . .   $       0.55    $       0.47    $       1.56    $       1.38
Return on average equity  . . . . . . . . . . . . . . . . . . .         12.39%          11.97%          12.47%          11.62%


Return on average assets  . . . . . . . . . . . . . . . . . . .          0.89%           0.81%           0.87%           0.82%


                                                                         Quarters Ended                 Nine Months Ended
STOCK PERFORMANCE (unaudited)                                             September 30,                   September 30,
                                                                      1995            1994            1995            1994
Market Price:
    At period end   . . . . . . . . . . . . . . . . . . . . . .   $      28.50    $      28.25    $      28.50    $      28.25
    High  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      29.75    $      28.50    $      29.75    $      28.75
    Low   . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      24.25    $      24.75    $      23.25    $      24.50
Book value per share at period end  . . . . . . . . . . . . . .   $      17.89    $      15.46    $      17.89    $      15.46
Market price to book value at period end  . . . . . . . . . . .   $       1.6X    $       1.8x    $       1.6X    $       1.8x
Dividends paid per share  . . . . . . . . . . . . . . . . . . .   $       0.19    $       0.17    $       0.57    $       0.51