Form 10-K405
period 1995-12-31
FIRST MIDWEST BANCORP INC
filed 1996-03-08
CIK 702325

================================================================================

SECURITIES AND EXCHANGE COMMISSION
FORM 10-K
Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended DECEMBER 31, 1995

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 20, 1996, 13,704,130 shares of common stock of the Registrant were outstanding. The aggregate market value of the shares of common stock held by non-affiliates as of such date was approximately $323,713,000 based on the NASDAQ closing price.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant's Proxy Statement for the 1996 Stockholders' Meeting on April 16, 1996 - Parts I and III

                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
                                                 PART I

 Item 1.    Business...................................................................................    3
 Item 2.    Properties.................................................................................   12
 Item 3.    Legal Proceedings..........................................................................   13
 Item 4.    Submission of Matters to a Vote of Security Holders........................................   13


                                                 PART II

 Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters..................   13
 Item 6.    Selected Financial Data....................................................................   14
 Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations......   15
 Item 8.    Financial Statements and Supplementary Data................................................   40
 Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......   62


                                                PART III

 Item 10.   Directors and Executive Officers of the Registrant.........................................   62
 Item 11.   Executive Compensation.....................................................................   62
 Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................   62
 Item 13.   Certain Relationships and Related Transactions.............................................   62


                                                 PART IV

 Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................   63

                                    PART 1

                               ITEM 1. BUSINESS
GENERAL

First Midwest Bancorp, Inc. ("First Midwest" or the "Company") is a Delaware corporation that was incorporated in 1982 for the purpose of becoming a multi-bank holding company registered under the Bank Holding Company Act of 1956. On February 28, 1983, the Company received approval from the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to become a bank holding company and on March 31, 1983, the Company was formed through an exchange of common stock. The Company is Illinois' 3rd largest publicly traded banking company with assets of $3.2 billion at year-end 1995 and is headquartered in the Chicago suburb of Itasca, Illinois. The Company and its Affiliates employed approximately 1,241 full time equivalent employees at December 31, 1995, including 69 employees from the 1995 acquisition discussed below.

The Company has responsibility for the overall conduct, direction and performance of its subsidiaries (the "Affiliates") hereinafter described, all of which are wholly owned. The Company provides specialized services to the Affiliates in various areas, establishes Company policies and procedures and serves as a source of strength in providing capital as needed. Responsibility for the management of the Affiliates rests with their respective Board of Directors and Officers. There was no material change in the lines of business of the Company or its Affiliates during 1995.

BANKING OPERATIONS

During 1994, the Company announced a major plan of restructuring intended to improve financial performance and better position the Company for the growth that it anticipates. The restructuring resulted in the 1995 merger of four former national banks into a single operating unit, First Midwest Bank, N.A. (the "Bank"). At the same time, various support functions formerly found both in the banks and at the Company were consolidated. The Bank today is comprised of two divisions, a sales division defined in terms of four geographical regions and a support division comprised of various functional departments. The Bank operates 42 banking offices in northern Illinois and, at December 31, 1995, had $2.7 billion in total assets and $2.1 billion in deposits. Additional information with respect to the Company's restructuring initiative can be found in the "Company Restructuring" section of Management's Discussion and Analysis located on page 16.

On December 20, 1995, First Midwest consummated the acquisition of CF Bancorp, Inc. ("CF"), whose principal subsidiary was Citizens Federal Savings Bank, F.S.B. ("Citizens Federal"). Pursuant to the acquisition, accounted for as a pooling of interests, each share of CF common stock was converted into 1.4545 shares of First Midwest common stock. Citizens Federal, with assets of $220 million and offices in Davenport and Bettendorf, Iowa, is currently intended to be converted to a national bank and merged into the Bank in 1996. Additional information with respect to the acquisition of CF can be found in the "Acquisition" section of Management's Discussion and Analysis located on page 15.

Citizens Federal is in the business of consumer and residential real estate and construction lending, funding such activities through deposits gathered in its market area. The Bank is engaged in commercial banking and offers a broad range of lending, depository and related financial services including accepting deposits; commercial and industrial, consumer and real estate lending; collections; safe deposit box operations; and other banking services tailored for individual, commercial and industrial and governmental customers. Approximately 80% of the banking assets of the Company are located in the suburban metropolitan Chicago area. Within the Chicago metropolitan area the Company operates in two of the fastest growing counties; Lake County, north of the City of Chicago, and Will County, southwest of the City. Lake County has the highest average household income in the state and the third highest employment rate, with estimated employment growth rates of 22% for the period 1995 - 2005. Will County ranks seventh and sixth by the same measures, respectively, and has estimated employment growth rates of 16% for the same forward period. The Company currently has the second largest share of bank deposits in both markets with an estimated 9% of Lake County and 16% of Will County.

Another approximate 13% of the Company's banking assets are located in the "Quad Cities" area of Western Illinois and Eastern Iowa which includes the Illinois cities of Moline and Rock Island and the Iowa cities of Davenport and Bettendorf. The Quad Cities region has a population approaching 400,000, employment in excess of 200,000 jobs and annual retail sales of approximately $2.5 billion with employment growth projected to be 8% for the period 1995 - 2005. With the aforementioned acquisition of CF, the Company has 8%, or the second largest share, of the Quad Cities market.

The Company maintains branch operations in downstate Illinois, primarily in Vermilion County, that represent approximately 7% of the total banking assets of the Company. The Company has approximately 17% of the total deposits in the Vermilion County market.

TRUST, INVESTMENT MANAGEMENT, INSURANCE AND MORTGAGE BANKING OPERATIONS

In addition to the Bank, the Company also operates four Affiliates that offer trust, investment advisory, credit insurance, and mortgage banking-related services. These Affiliates operate offices in the same markets serviced by the Bank.

First Midwest Trust Company, N.A. (the "Trust Company") provides trust and administrative services to its clients, acting as executor, administrator, trustee, agent, and in various other fiduciary capacities. As of December 31, 1995, the Trust Company had approximately $1.2 billion in trust assets under management, comprised of accounts ranging from small personal investment portfolios to large corporate employee benefit plans.

First Midwest Asset Management Company ("FMAM") provides investment advisory services to the Trust Company and may expand its clientele to include nonaffiliated parties.

First Midwest Insurance Company operates as a reinsurer of credit life, accident and health insurance sold through the Bank, primarily in conjunction with the consumer lending operations.

First Midwest Mortgage Company ("FMMC") began operations on January 1, 1994 and was formed as a separate entity to consolidate the residential real estate mortgage loan origination, sales and servicing operations conducted by the Company. Information with respect to the residential real estate mortgage loan operations of the Company can be found in the "Noninterest Income" section of Management's Discussion and Analysis located on page 33.

ASSET COMPOSITION

  The table below details the composition of the Company's total assets over the last five years by the organizational components discussed above:


TOTAL ASSETS (Amounts in  thousands):                                        December 31,
                                                     -------------------------------------------------------------
BANK AFFILIATES:                                        1995         1994         1993         1992         1991
                                                     ----------   ----------   ----------   ----------   ---------
   First Midwest Bank, N.A. .....................    $2,723,456   $2,543,398   $2,375,752   $2,273,533   $2,280,993
   Citizens Federal Savings Bank, F.S.B. ........       216,747      225,929      198,037      206,928      149,686

TRUST, INVESTMENT MANAGEMENT, INSURANCE
 AND MORTGAGE BANKING AFFILIATES:
 First Midwest Trust Company, N.A. ..............         2,547        2,263        2,417        2,454        1,930
 First Midwest Asset Management Company..........           208          182          229          337          182
 First Midwest Insurance Company.................         1,166        1,309        1,275        1,286        1,471
 First Midwest Mortgage Company..................        23,634        5,975        1,500           --           --

First Midwest Bank/DuPage County /(1)/...........       221,048      302,302      314,331        4,477        4,161
Holding Company..................................        39,475       28,299       34,779       29,834       37,054
Intercompany eliminations........................       (20,984)      (8,627)     (42,966)     (14,701)     (14,389)
                                                     ----------   ----------   ----------   ----------   ----------
 TOTAL CONSOLIDATED ASSETS.......................    $3,207,297   $3,101,030   $2,885,354   $2,504,148   $2,461,088
                                                     ==========   ==========   ==========   ==========   ==========

First Midwest Trust Company, N.A. -
 Assets under Management.........................    $1,222,591   $1,184,416   $1,373,377   $1,333,051   $1,236,877
                                                     ==========   ==========   ==========   ==========   ==========

/(1)/ Surviving inactive Illinois state chartered bank resulting from the fourth quarter 1995 merger of the Company's four former such banks. 1995-1993 includes securities purchased as part of an arbitrage transaction discussed in the "Net Interest Income" section of Management's Discussion and Analysis located on page 18.

                                  COMPETITION

  Illinois, and more specifically the metropolitan Chicago area, is a highly competitive market for banking and related financial services. Competition is generally expressed in terms of interest rates charged on loans and paid on deposits, the ability to garner new deposits, the scope and type of services offered, extended banking hours, access to bank services through branches, and the offering of additional services such as fiduciary activities and brokerage services. The Company's bank Affiliates compete with other banking institutions and savings and loan associations, personal loan and finance companies, and credit unions within the Company's market areas. In addition, each bank Affiliate competes for deposits with money market mutual funds and investment brokers. The Company's market areas are experiencing increased competition from the acquisition of local financial institutions by out of state commercial banking and savings institutions.

  The Trust and Investment Management Affiliates compete with retail and discount stock brokers, investment advisors, mutual funds, insurance companies, and to a lesser extent, financial institutions. Factors influencing the type of competition experienced by the Trust and Investment Management Affiliates generally involve the variety of products and services that can be offered to clients. With the proliferation of investment management service companies such as mutual funds and discount brokerage services over the last several years, competition for the Trust and Investment Management Affiliates includes not only financial service providers within market areas served but also competitors outside of the geographic areas where the offices of the Trust and Investment Management Affiliates are located.

SUPERVISION AND REGULATION

  The Company and its Affiliates are subject to regulation and supervision by various governmental regulatory authorities including, but not limited to, the Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), the office of Thrift Supervision ("OTS"), the Illinois Commissioner of Banks and Trust Companies (the "Commissioner of Illinois"), the Arizona Department of Insurance, the Internal Revenue Service and state taxing authorities. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

  Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the bank Affiliates, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. This supervision and regulation is intended primarily for the protection of the FDIC's bank (the "BIF") and savings association (the "SAIF") insurance funds and the depositors, rather than the stockholders, of a financial institution.

  The following references to material statutes and regulations affecting the Company and its Affiliates are brief summaries thereof and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its Affiliates.

ILLINOIS BANKING LAW

INTERSTATE BANKING

  Illinois bank holding companies are permitted to acquire banks and bank holding companies, and be acquired by bank holding companies, located in any state which authorizes such acquisitions under qualifications and conditions which are not unduly restrictive, as determined by the Commissioner of Illinois, when compared to those imposed under Illinois law.

  Under interstate banking legislation which became effective in September, 1995, adequately capitalized and managed bank holding companies are permitted to acquire control of a bank in any state. States, however, may prohibit acquisitions of banks that have not been in existence for at least five years. The Federal Reserve Board is prohibited from approving an application if the applicant controls more than 10 percent of the total amount of deposits of insured depository institutions nationwide. In addition, interstate acquisitions would be subject to statewide concentration limits.

The Federal Reserve Board would be prohibited from approving an application if, prior to consummation, the applicant controls any insured depository institution or branch in the home state of the target bank, and the applicant, following consummation, would control 30 percent or more of the total amount of deposits of insured depository institutions in that state. This legislation also provides that the provisions on concentration limits do not affect the authority of any state to limit the percentage of the total amount of deposits in the state which would be held or controlled by any bank or bank holding company to the extent the application of this limitation does not discriminate against out-of-state institutions. States may also waive the statewide concentration limit. The legislation authorizes the Federal Reserve Board to approve an application without regard to the 30 percent state-wide concentration limit, if the state allows a greater percentage of total deposits to be so controlled, or the acquisition is approved by the state bank regulator and the standard on which such approval is based does not have the effect of discriminating against out-of-state institutions.

INTERSTATE BRANCHING

  Interstate branching legislation permits banks to merge across state lines, thereby creating a bank headquartered in one state with branches in other states. Approval of interstate bank mergers will be subject to certain conditions including: adequate capitalization; adequate management; Community Reinvestment Act compliance; deposit concentration limits (as set forth above); and compliance with federal and state antitrust laws. An interstate merger transaction may involve the acquisition of a branch without the acquisition of the bank only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank in that state without acquiring the bank. Following the consummation of an interstate transaction, the resulting bank may establish additional branches at any location where any bank involved in the transaction could have established a branch under applicable federal or state law, if such bank had not been a party to the merger transaction.

  Interstate branches will be required to comply with host state community reinvestment, consumer protection, fair lending, and intrastate branching laws, as if the branch were chartered by the host state. An exception is provided for national bank branches if federal law preempts the state requirements or if the OCC determines that the state law has a discriminatory effect on out-of-state banks. All other laws of the host state will apply to the branch to the same extent as if the branch were a bank, the main office of which is located in the host state.

  The interstate branching by merger provisions will become effective on June 1, 1997, unless a state takes legislative action prior to that date. States may pass laws to either "opt-in" before June 1, 1997, or to "opt-out" by expressly prohibiting merger transactions involving out-of-state banks, provided the legislative action is taken before June 1, 1997.

  The effects on the Company of such recent changes in interstate banking and branching laws cannot be accurately predicted, but it is likely that there will be increased competition from national and regional banking firms headquartered outside of Illinois.

BANK HOLDING COMPANY ACT OF 1956, AS AMENDED

  A bank holding company is subject to regulations under the Bank Holding Company Act of 1956, as amended (the "Act"), and must register with Federal Reserve Board under that Act. A bank holding company is required by the Act to file an annual report of its operations and such additional information as the Federal Reserve Board may require and is subject, along with its subsidiaries, to examination by the Federal Reserve Board. The Federal Reserve Board has jurisdiction to regulate the terms of certain debt issues of bank holding companies including the authority to impose reserve requirements.

  The Act currently prohibits a bank holding company, or any subsidiary thereof, other than a bank, from acquiring all or substantially all the assets of any bank located outside of Illinois or for a bank holding company or any subsidiary from acquiring five percent (5%) or more of the voting shares of any bank located outside of Illinois unless such acquisition is specifically authorized by the laws of the state in which the bank is located and the acquiror receives prior approval from the Federal Reserve Board. The acquisition of five percent (5%) or more of the voting shares of any bank located in Illinois requires the prior approval of the Federal Reserve Board and is subject to state law limitations.

  The Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than five percent (5%) of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries, except that bank holding companies may engage in, and may own shares of, companies engaged in certain businesses found by the Federal Reserve Board to be "so closely related to banking...as to be a proper incident thereto". Under current regulations of the Federal Reserve Board, a bank holding company and its nonbank subsidiaries are permitted, among other activities, to engage in such banking-related business ventures as sales and consumer finance, equipment leasing, computer service bureau and software operations, mortgage banking and brokerage, and sale and leaseback and other forms of real estate banking. The Act does not place territorial restrictions on the activities of a bank holding company or its nonbank subsidiaries.

  Federal law prohibits acquisition of "control" of a bank or bank holding company without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of as little as 10% of the outstanding shares. Furthermore, a bank holding company cannot purchase its own stock where the gross consideration will equal 10% or more of the company's net worth without obtaining approval of the Federal Reserve Board.

FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT OF 1989

  The passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") resulted in significant changes in the enforcement powers of federal banking agencies, and more significantly, the manner in which the thrift industry is regulated. While FIRREA's primary purpose was to address public concern over the financial crises of the thrift industry through the imposition of strict reforms on that industry, FIRREA grants bank holding companies more expansive rights of entry into "the savings institution" market through the acquisition of both healthy and failed savings institutions. Under the provisions of FIRREA, a bank holding company can expand its geographic market or increase its concentration in an existing market by acquiring a savings institution, but it cannot expand its product market by acquiring a savings institution.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

  The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") became law on December 19, 1991. The regulatory framework of the FDIC Improvement Act introduced a comprehensive and fundamentally changed approach to banking supervision, generally subjecting banking institutions to significantly increased regulation and supervision. Some of the provisions contained in the FDIC Improvement Act include the implementation of a risk-related premium system for FDIC-insured deposits, revisions in the process of supervision and examination for depository institutions, and federal deposit insurance reforms. The FDIC Act has had, and is expected to continue to have, a broad and significant impact on the structure and condition of the banking industry.

SAVINGS ASSOCIATIONS

  Citizens Federal is a federally chartered savings association subject to regulation, supervision and examination by the OTS. The OTS governs, among other things, the scope of a saving association's business, required reserves against deposits, the investments and loans the savings association may make, and transactions with the saving association's affiliates. Deposits held by such savings associations are insured to the extent permissible by law by the FDIC's SAIF fund.

  Citizens Federal is a member of the Federal Home Loan Bank ("FHLB") of Des Moines, Iowa which is one of 12 regional FHLB's that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

  As a member, Citizens Federal is required to purchase and maintain stock in the FHLB of Des Moines. At December 31, 1995, Citizens Federal had $3.6 million in FHLB stock, which was in compliance with this requirement. At the time

Citizens Federal merges with the Bank, its FHLB stock will be redeemed at par while outstanding advances, if any, would be payable at contractual maturity.

REGULATION OF MORTGAGE BANKING OPERATIONS

  FMMC's primary regulator is the Federal Reserve Board. FMMC is also subject to the rules and regulations of various governmental regulatory authorities including, but not limited to, the Federal Housing Authority ("FHA"), the Department of Housing and Urban Development ("HUD"), Veterans Administration ("VA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Moreover, lenders such as FMMC are required annually to submit to FNMA, FHA and FHLMC audited financial statements, and each regulatory entity has its own financial requirements. FMMC's affairs are also subject to examination by FNMA, FHA, FHLMC and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Credit Reporting Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Additionally, there are various state and local laws and regulations affecting FMMC's operations as well as requirements promulgated by various private investors such as life insurance companies and others to whom loans have been sold.

CAPITAL GUIDELINES

NATIONAL BANK/HOLDING COMPANY GUIDELINES - The Federal Reserve Board, the OCC and the FDIC have established risk-based capital guidelines to provide a framework for assessing the adequacy of the capital of national banks and their bank holding companies (collectively "banking institutions"). These guidelines apply to all banking institutions regardless of size and are used in the examination and supervisory process as well as in the analysis of applications to be acted upon by the regulatory authorities. These guidelines require banking institutions to maintain capital based on the credit risk of their operations, both on and off-balance sheet.

  The minimum capital ratios established by the guidelines are based on both tier 1 and total capital to total risk-based assets. Total risk-based assets are calculated by assigning each on-balance sheet asset and off-balance sheet item to one of four risk categories depending on the nature of each item. The amount of the items in each category is then multiplied by the risk-weight assigned to that category (0%, 20%, 50% or 100%). Total risk-based assets equals the sum of the resulting amounts. At December 31, 1995, banking institutions are required to maintain a minimum ratio of tier 1 capital to total risk-based assets of 4.0%, with "tier 1 capital" generally defined as stockholders' equity less intangible assets. In addition, banking institutions are required to maintain a minimum ratio of total capital to total risk-based assets of 8.0%, with at least 50% of the risk-based capital requirement to be met with tier 1 capital. Total capital is generally defined to include tier 1 capital plus limited levels of the reserve for loan losses.

  In addition to the risk-based capital requirements, the Federal Reserve Board, the OCC and the FDIC require banking institutions to maintain a minimum leveraged-capital ratio to supplement the risk-based capital guidelines. The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk. The leverage standards required by the regulators establish a minimum required ratio of tier 1 capital to total assets for a banking institution based on the regulatory rating assigned to the institution at on-site examinations conducted by its primary regulator. For banking institutions receiving the highest rating available from its primary regulator, a minimum ratio of 3% is required, assuming that the institution is not experiencing, or anticipating to experience, significant growth. All other banking institutions will be expected to maintain a ratio of tier 1 capital to total assets of at least 4% to 5%, depending upon their particular circumstances and risk profiles, as determined by their primary regulator.

  The Company exceeds the minimum required capital guidelines for both risk-based capital ratios and the leverage ratio at December 31, 1995. The Company's capital structure and capital ratios relative to the regulatory guidelines are further detailed in the "Capital Management and Dividends" section of Management's Discussion and Analysis located on page 25.

SAVINGS ASSOCIATIONS - Citizens Federal, as a federally insured savings associations, is also required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

  The capital standards require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1995, Citizens Federal had no intangible assets.

  The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. However, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

  Savings associations are also required to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general reserves for loan losses up to a maximum of 1.25% of risk-weighted assets.

  During 1994, the OTS implemented a rule that requires every savings association with more than normal interest rate risk exposure to deduct from total capital for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the market value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. At December 31, 1995, Citizens Federal was not required to deduct any amount from capital as a result of interest rate risk exposure.

  At December 31, 1995, Citizens Federal met the OTS requirements for a "well-capitalized" institution. Information with respect to Citizens Federal's capital levels and OTS guidelines are detailed in the "Capital Management and Dividends" section of Management's Discussion and Analysis located on page 25.


DIVIDENDS

GENERAL

  In addition to the capital guidelines provided in the discussion above, there are various national and state banking regulations which limit the ability of the Affiliates to pay dividends to the Company. Since the Company is a legal entity, separate and distinct from its Affiliates, its dividends to stockholders are not subject to such bank regulatory guidelines.

NATIONAL BANKING ASSOCIATION RESTRICTIONS

  The Bank and the Trust Company are national banking associations and as such are limited in the amount of dividends which they can pay to the Company under Sections 56 and 60 of the National Bank Act.

  Section 56 restricts a national bank from paying dividends if it would impair the institution's capital by barring any payments in excess of net profits then on hand. Section 56 further requires that a bank deduct losses and bad debts from "net profits then on hand". It also specifies that a portion of a bank's capital surplus account may be included as "net profits then on hand", to the extent that it represents earnings from prior periods. Dividends on preferred stock are not subject to the limitations set forth in Section 56.

  Section 60 requires OCC approval if the total of all dividends declared on common stock in any calendar year will exceed the institution's net profits of that year combined with its retained net profits of the preceding two years, less any required transfers to surplus. In calculating its net profits under
Section 60, a national bank may not add back provisions made to its reserve for loan losses nor deduct net charge-offs. Unlike Section 56, dividends on preferred stock are subject to the limitations set forth in Section 60.

  As of December 31, 1995, the Bank and the Trust Company may distribute dividends of approximately $17.3 million, plus 1996 net income, without prior approval from the OCC.

SAVINGS ASSOCIATION RESTRICTIONS

  OTS regulations impose various restrictions on savings associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. Citizens Federal was required to establish a liquidation account at June 30, 1992, at the time of its conversion from a mutual to a stock form of ownership in the amount of $8.9 million. The liquidation account was established to provide a limited priority claim to the assets of Citizens Federal to qualifying depositors ("eligible account holders") who continued to maintain deposits at Citizens Federal after the conversion date. In the unlikely event of a complete liquidation of Citizens Federal, and only in such event, each eligible account holder would receive from the liquidation account a liquidation distribution based on their proportionate share of the then remaining qualifying deposits. The requirement to maintain such liquidation account is unaffected by the planned merger of Citizens Federal with the Bank, described in the "Acquisition" section of Management's Discussion and Analysis located on page 15, with such liquidation account being maintained by the Bank following the merger. As of December 31, 1995, the liquidation account totaled approximately $5.0 million.

  Under current capital rules, institutions are grouped into three classifications (i.e. tier 1, tier 2 and tier 3) depending upon their level of regulatory capital both before and after giving effect to a proposed capital distribution. Citizens Federal is classified as a tier 1 association as of December 31, 1995, giving it the most favorable regulatory capital guidelines provided under the OTS regulations.

  The OTS has proposed regulations that would revise the current capital distribution restrictions which, among other things, would eliminate the current tiered structure. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Since Citizens Federal is a subsidiary of a holding company, notwithstanding the fact that it has adequate capital, it would be required to notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions which do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted. As of December 31, 1995, Citizens Federal may distribute approximately $10 million in dividends, subject to the OTS notification provisions discussed above.

ILLINOIS STATE CHARTERED BANK RESTRICTIONS

  Under the provisions of the Illinois Banking Act, dividends may not be declared by state-chartered banks (1) except out of the bank's net profits; and
(2) unless the bank has transferred to surplus at least one-tenth of its net profits since the date of the declaration of the last preceding dividend, until the amount of its surplus is at least equal to its capital. Net profits under the Illinois Banking Act must be adjusted for losses and bad debts unless such debts are secured and in the process of collection. These provisions of the Illinois Banking Act govern the payment of dividends by the

Company's Illinois state chartered bank. As of December 31, 1995, First Midwest Bank/DuPage County may distribute $6.5 million in dividends without the prior approval of the Illinois banking regulators.

ARIZONA INSURANCE COMPANY RESTRICTIONS

  The insurance laws of Arizona establish various tests limiting the amount of surplus available for dividends and the maximum amount of dividends which may be paid by First Midwest Insurance Company as an Arizona corporation. Currently, payment of dividends may be made only from statutory unassigned surplus, as defined by regulatory authorities. The amount of annual dividends which may be paid is restricted to the lesser of 10% of statutory surplus or the net statutory gain from operations. As of December 31, 1995, FMIC may distribute $48,000 in dividends without the prior approval of the Arizona Insurance regulators.

FMMC AND FMAM DIVIDEND RESTRICTIONS

  Dividends of FMMC may be paid to the extent that such dividends do not reduce the capital of FMMC below $1,000,000. The dividends of FMAM are not subject to regulatory restrictions. As of December 31, 1995, FMMC and FMAM may pay dividends of $550,000 and $129,000 respectively.

FDIC INSURANCE PREMIUMS

  The Bank's deposits are predominantly insured through the BIF while deposits of Citizens Federal and certain OAKAR deposits held by the Bank are insured through the SAIF, both of which are administered by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC.

  The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (e.g., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premiums while institutions that are less than adequately capitalized (e.g., core capital ratio of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premiums. Risk classification of all insured institutions is made by the FDIC for each quarterly assessment period. During 1995 the Bank was classified as well capitalized and considered healthy, affording it the lowest premium assessments.

  The banking industry recapitalized BIF in 1995, reaching in mid-year the reserve ratio of 1.25% of total insured deposits mandated by the FDIC Improvement Act. As a consequence, the FDIC reduced the BIF premium rate to a level intended to maintain the 1.25% ratio. The premium rate paid on First Midwest's approximate $2.1 billion in BIF insured deposits was reduced, effective June 1, 1995, from $.23 cents per $100 of deposits to $.04 cents. No action was taken by the FDIC regarding SAIF insured deposits which were $.23 cents per $100 of insured deposits for well capitalized thrifts. Accordingly, Citizens Federal paid FDIC insurance premiums of $.23 cents per $100 on its $135 million SAIF insured deposits for all of 1995. Likewise, premiums on the Bank's $115 million OAKAR deposits were also paid based on $.23 cents per $100 of deposits. During the first quarter of 1996, the Company's BIF insured deposits were assessed a premium for insured deposits of $.00, while both Citizens Federal's and the Bank's SAIF insured OAKAR deposits were assessed at the rate of $.23 cents per $100 of deposits. SAIF is not currently expected to attain the required 1.25% reserve ratio until approximately the year 2002 due to the shrinking deposit base for SAIF assessments and the requirement that SAIF premiums be used to pay interest on bonds issued by the Financing Corporation ("FICO") to finance the cost of thrift "bailouts" in the 1980's. As a result, SAIF insured members will generally be subject to higher deposit insurance premiums than banks until the SAIF attains their required reserve ratio. If the threat that many thrifts will leave the thrift industry and convert to bank charters becomes a reality, the SAIF assessment base would shrink beyond a point of rebuilding.

  A number of proposals are being considered to recapitalize SAIF in order to eliminate the disparity in deposit assessments including the merger of thrifts and commercial banks. One proposal plan being considered by the Treasury

Department, the FDIC and the Congress provides for a one time assessment of .85% to .90% to be imposed on all SAIF insured deposits, including the OAKAR deposits held by commercial banks, and for BIF deposit insurance premiums to be used to pay the FICO bond interest on a pro rata basis together with SAIF premiums. Should such an assessment be made on SAIF members, the impact on the Company would be approximately $1.9 million ($1.2 million or .09 per share) after tax, as a result of Citizens Federal's and the Bank's OAKAR deposits being insured under SAIF. It is possible that should the one time assessment be made and SAIF thereby recapitalized to the required reserve ratio of 1.25% of total insured deposits, BIF and the SAIF funds may be merged into a single fund and/or future BIF and SAIF deposit premiums may become the same. There can be no assurance that any particular proposal will be implemented or the premiums for either BIF or SAIF members will not be adjusted in the future by the FDIC or by legislative action.

MONETARY POLICY AND ECONOMIC CONDITIONS

  The earnings of the Company are affected by general economic conditions in addition to the policies of various governmental regulatory authorities. In particular, the actions and policies of the Federal Reserve Board exert a major influence on interest rates charged on loans and paid on deposits, credit conditions and the growth of loans and the price of assets such as securities. Some of the methods used by the Federal Reserve Board to promote orderly economic growth by influencing interest rates and the supply of money and credit include open market operations in U.S. Government securities, changes in the discount rate or member bank borrowings, and changes in reserve requirements against member bank deposits.

  In addition to the actions of the Federal Reserve Board, the Company's earnings are also affected by FDIC insurance premiums and the annual fees charged by the OCC, which is responsible for the supervision of national banks. The effect of the various measures used by the Federal Reserve Board and other regulatory authorities on the future business and earnings of the Company cannot be reasonably predicted.

                               ITEM 2. PROPERTIES

  The Affiliates own substantially all of the properties in which their various offices are located. The following table summarizes the Company's properties by location:

AFFILIATE                   MARKETS SERVED           PROPERTY TYPE/LOCATION                     OWNERSHIP
---------                   --------------           ----------------------                     ---------
The Company                                          Administrative office: Itasca, Illinois    Leased

First Midwest Bank, N.A.    Cook, DuPage,            Administrative office: Itasca, Illinois    Thirty-one
                            Grundy, Knox, Lake,      Forty-two banking offices located in       owned/Twelve
                            LaSalle, Rock Island,    markets served.                            leased
                            Vermilion and Will
                            Counties, Illinois

Citizens Federal            Scott County, Iowa       Main Office: Davenport, Iowa               Owned
Savings Bank, F.S.B.                                 Three additional offices located in        Leased
                                                     Davenport and Bettendorf, Iowa.

First Midwest Trust         Same markets served      Main office: Joliet, Illinois              Owned
Company, N.A./              by Bank Affiliates
 First Midwest Asset                                 Additional Trust offices located in        Owned
  Management Company                                 Danville, Deerfield, Lake Forest,
                                                     Moline and Morris, Illinois

First Midwest Mortgage      Same markets served      Main office: Joliet, Illinois              Owned
Company                     by Bank Affiliates
                                                     Additional offices located within Bank     Owned
                                                     Affiliates

  In addition to the banking locations listed above, the Bank Affiliates own 55 automatic teller machines, some of which are housed within a banking office and some of which are independently located.

  At December 31, 1995, the properties and equipment of the Company had an aggregate net book value of approximately $47.1 million.

                           ITEM 3. LEGAL PROCEEDINGS

  There are certain legal proceedings pending against First Midwest and its Affiliates in the ordinary course of business at December 31, 1995. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

  During 1995 settlement discussions were had arising out of litigation brought by First Midwest relating to a claim against its fidelity bond insurance carrier. Incident thereto the carrier informally communicated a settlement offer which was rejected by First Midwest. While the possibility of settlement still exists, First Midwest is preparing for trial which is currently scheduled to commence late in the first quarter of 1996. The amount, possibility and timing of settlement or litigation outcome cannot be reasonably determined at this time.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no items submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

               ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

  First Midwest common stock is traded on the NASDAQ national market system under the symbol "FMBI". Stock price quotations can be found in The Wall Street Journal and other major daily newspapers. As of December 31, 1995 there were 3,112 stockholders of record. The following table sets forth the common stock price, dividends per share and book value per share during each quarter of 1995 and 1994:

                                                   1995                                           1994
                                -------------------------------------------     ------------------------------------------
                                 Fourth       Third       Second     First       Fourth       Third      Second      First
                                -------      -------      -------    ------     -------      -------     -------    ------
Market price of common
 stock:
  High........................   $29.75       $29.75      $24.75     $25.50      $28.50      $28.50      $28.75     $26.50
  Low.........................    28.00        24.25       23.50      23.25       22.00       24.75       24.50      24.75
Quarter-end...................    28.88        28.50       24.69      24.25       24.00       28.25       26.75      26.00
Cash dividends per share......   $ 0.19       $ 0.19      $ 0.19     $ 0.19      $ 0.17      $ 0.17      $ 0.17     $ 0.17
Dividend yield at
 quarter-end /(1)/............     2.64%        2.60%       2.92%      2.89%       2.83%       2.34%       2.39%      2.38%
Book value per share..........   $18.22       $17.89      $17.48     $16.49      $15.40      $15.57      $15.69     $16.19
Number of shares traded.......  735,093    1,288,861     611,345    372,492     432,127     389,358     589,943    554,286
                                =======    =========     =======    =======     =======     =======    ========    =======

/(1)/ Ratios are presented on an annualized basis.

  A discussion regarding the regulatory restrictions applicable to the Affiliates' ability to pay dividends to the Company is included in the "Dividends" section under Item 1 located on page 9. A discussion of the Company's philosophy regarding the payment of dividends is included in the "Capital Management and Dividends" section of Management's Discussion and Analysis located on page 25.

                        ITEM 6. SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the operating results and financial condition of First Midwest for the five years ended December 31, 1995 is presented in the table that follows. The information contained herein has been restated to include First Midwest's acquisition of CF Bancorp, Inc. accounted for as a pooling of interests. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of factors affecting First Midwest's financial position and operating results is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations located on page 15.

                                                            Years ended December 31,
                               -----------------------------------------------------------------------------
                                   1995         1994             1993              1992              1991
                               -----------   -----------      ----------       -----------       -----------
OPERATING RESULTS
 (Amounts in thousands)
Interest income............    $  245,187    $   205,359      $  183,952       $   186,943       $  221,409
Interest expense...........       126,620         90,792          73,174            84,247          122,723
Net interest income........       118,567        114,567         110,778           102,696           98,686
Provision for loan losses..        11,334          8,543          11,497            15,608           16,006
Noninterest income.........        30,835         28,201          30,918            32,475           25,697
Noninterest expense........        94,070         93,808          94,038            90,821           82,030
Acquisition and
 restructure expenses......         3,529          3,900             ---               ---              ---
Income tax expense.........        14,784         13,359          11,933             8,840            6,791
Net income.................        25,685         23,158          24,228            19,902           19,556
Net income - from
 operations................        28,861/(1)/    25,537/(1)/     24,228            19,902           19,556

-----------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net income.................    $     1.89     $     1.72      $     1.76       $     1.43        $     1.40
Net income - from
 operations................          2.12/(1)/      1.89/(1)/       1.76             1.43              1.40
Cash dividends declared....          0.76           0.68            0.60             0.52              0.52
Book value at period end...         18.22          15.40           16.24            14.89             13.39
Book value at period end,
 as adjusted...............         18.18/(2)/     16.94/(2)/      15.92/(2)/       14.89             13.39
Market value at period end.         28.88          24.00           25.25            19.50             16.25

-----------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average equity...         11.02%         10.87%          11.44%           10.07%            10.81%
Return on average equity -
 from operations...........         12.38%/(1)/    11.99%/(1)/     11.44%           10.07%            10.81%
Return on average assets...          0.81%          0.78%           0.90%            0.81%             0.78%
Return on average assets -
 from operations...........          0.91%/(1)/     0.86%/(1)/      0.90%            0.81%             0.78%
Net interest margin - tax
 equivalent................          4.04%          4.17%           4.53%            4.68%             4.41%

-----------------------------------------------------------------------------------------------------------
                                                               December 31,
                               -----------------------------------------------------------------------------
                                   1995         1994             1993              1992              1991
                               -----------   -----------      ----------       -----------       -----------
BALANCE SHEET HIGHLIGHTS
 (Amounts in thousands)
Total assets...............    $3,207,297     $3,101,030      $2,885,354       $2,504,148        $2,461,088
Loans......................     2,105,615      1,901,789       1,699,065        1,564,521         1,488,412
Deposits...................     2,272,058      2,133,526       2,066,742        2,012,063         2,002,386
Stockholders' equity.......       249,233        208,167         219,818          207,198           187,266

-----------------------------------------------------------------------------------------------------------

/(1)/ 1995 excludes $3,670 ($4,887 pretax) or $.27 per share in expenses related to the acquisition of CF consisting of $3,336 ($4,339 pretax) in acquisition expenses and $334 ($548 pretax) in provisions for loan losses incident to conforming CF's credit policies to First Midwest's, net of $494 ($810 pretax) or $.04 per share in restructure credits; 1994 excludes $2,379 ($3,900 pretax) or $.17 per share in restructure expenses.

/(2)/ Excludes the after-tax unrealized net appreciation/depreciation on securities available for sale existent as of the end of the year indicated; for additional information see the "Securities Portfolios" section of Management's Discussion and Analysis located on page 26.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION

  The following discussion and analysis is intended to address the significant factors affecting First Midwest's consolidated income statements for the years 1993 through 1995 and balance sheets as of December 31, 1994 and 1995. The discussion is designed to provide stockholders with a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the consolidated financial statements alone and should be read in conjunction with the consolidated financial statements, accompanying notes thereto and other financial information presented in this Form 10-K. A review of operations for the fourth quarter of 1995 is included on page 38. The review provides a condensed analysis of the quarterly earnings performance for the fourth quarter of 1995 as compared to the same period in 1994.

  The consolidated financial statements and financial information for all periods presented herein have been restated to include First Midwest's 1995 acquisition of CF Bancorp, Inc. accounted for as a pooling of interests (refer to "Acquisition" section that follows). All financial information is presented in thousands of dollars, except per share data.

ACQUISITION

  On December 20, 1995, First Midwest consummated the acquisition of CF Bancorp, Inc. ("CF"), the holding company for Citizens Federal Savings Bank ("Citizens Federal"). Pursuant to the acquisition, accounted for as a pooling of interests, each share of common stock of CF was converted into 1.4545 shares of First Midwest, resulting in 1,339,989 First Midwest shares being issued to CF stockholders. Citizens Federal, with assets of $220 million and offices in Davenport and Bettendorf, Iowa, is currently planned to be converted to a national bank and merged into First Midwest Bank, N.A. (the "Bank") in 1996.

  In connection with the acquisition, First Midwest recorded $4,887 in costs ($3,670 after tax), consisting of $4,339 in acquisition expenses and $548 in provisions for loan losses incident to conforming Citizen Federal's credit policies to First Midwest's. The acquisition expenses include an accrual for the potential bad debt reserve recapture expense of $990, after tax, associated with the conversion of the thrift to a bank, in addition to customary investment banking and professional fees and anticipated severance benefits related to staff reductions. Additional information with respect to the CF acquisition can be found in Note 2 to the Consolidated Financial Statements located on page 47.

  The following tables provide select financial information with respect to First Midwest and CF on both a stand-alone and proforma combined basis. Such information is intended to present the impact of the acquisition of CF on the financial condition and operating results of First Midwest and is not necessarily indicative of trends or results to be expected in future periods.

                                                                            December 31,
                                        ----------------------------------------------------------------------------------------
                                                         1995                                             1994
                                        ---------------------------------------      -------------------------------------------
                                          First                                          First
Balance Sheet Highlights                 Midwest          CF          Combined          Midwest            CF          Combined
---------------------------             ----------     --------      ----------       ----------        --------      ----------
Loans................................   $1,993,212     $112,403      $2,105,615       $1,785,200        $116,589      $1,901,789
Reserve for loan losses..............       27,585        1,609          29,194           24,083           1,071          25,154
Total assets.........................    2,990,550      216,747       3,207,297        2,875,101         225,929       3,101,030
Deposits.............................    2,137,049      135,009       2,272,058        1,994,408         139,118       2,133,526
Stockholders' equity.................      224,786       24,447         249,233          186,115          22,052         208,167
Book value per share.................        18.22        18.24/(1)/      18.22            15.26           16.76(1)        15.40
                                        ==========     ========      ==========       ==========        ========      ==========


                                                                  Years ended December 31,
                              -------------------------------------------------------------------------------------------------
                                           1995                             1994                              1993
                              ------------------------------    -----------------------------   -------------------------------
                               First                             First                            First
Income Statement Highlights   Midwest       CF      Combined    Midwest      CF      Combined    Midwest       CF      Combined
---------------------------   -------   ---------   --------    -------   -------   ---------   --------   ---------   --------
Net interest income........  $111,374      $7,193   $118,567   $107,637    $6,930    $114,567   $103,692      $7,086   $110,778
Provision for loan losses
 /(2)/.....................    10,682         104     10,786      8,486        57       8,543     11,432          65     11,497
Noninterest income.........    28,489       2,346     30,835     26,428     1,773      28,201     29,164       1,754     30,918
Noninterest expenses /(2)/.    89,174       4,896     94,070     89,533     4,275      93,808     90,032       4,006     94,038
Income tax expense /(2)/...    14,165       1,520     15,685     13,299     1,581      14,880     10,608       1,325     11,933
Net income - from
 operations /(2)/..........    25,842       3,019     28,861     22,747     2,790      25,537     20,784       3,444     24,228
                              =======      ======   ========    =======   =======   =========   ========   =========   ========
Net income per share
 from operations /(2)/.....      2.11        2.27/(1)/  2.12       1.87      2.12/(1)/   1.89       1.43        2.50/(1)/  1.76
                              =======      ======   ========    =======   =======   =========   ========   =========   ========

                                                                Years ended December 31,
                              ------------------------------------------------------------------------------------------------
                                            1995                           1994                              1993
                              -------------------------------  ------------------------------   ------------------------------
                               First                            First                            First
Selected Ratios               Midwest        CF      Combined  Midwest      CF       Combined   Midwest       CF      Combined
---------------               -------      ------    --------  -------    ------     --------   -------     ------    --------
Return on average equity -
 from operations /(2)/.....    12.33%      12.88%     12.38%    11.85%    13.24%      11.99%     10.78%      18.11%     11.44%
Return on average assets -
 from operations /(2)/.....     0.87%       1.35%      0.91%     0.82%     1.28%       0.86%      0.84%       1.67%      0.90%
Average interest - earning
 asset yield (t/e).........     8.34%       8.08%      8.32%     7.47%     7.11%       7.44%      7.52%       7.09%      7.48%
Average interest - paying
 liability cost............     4.87%       5.40%      4.91%     3.73%     4.28%       3.77%      3.38%       3.92%      3.43%
Net interest - margin -
 tax equivalent /(3)/......     4.10%       3.35%      4.04%     4.24%     3.31%       4.17%      4.62%       3.58%      4.53%
Efficiency ratio - from
 operations /(2)/..........    63.17%      55.11%     62.70%    65.39%    51.09%      64.56%     64.27%      48.31%     63.28%
Loan growth................    11.65%      (3.59)%    10.72%    12.32%     6.24%      11.93%      9.06%       2.29%      8.60%
Deposit growth.............     7.15%      (2.95)%     6.49%     3.12%     4.80%       3.23%      2.74%       2.35%      2.72%
                             =======   =========    =======    ======   =======   =========   ========   =========     ======

/(1)/ CF's book value per share and net income per share from operations are based on an equivalent number of First Midwest period and an average shares outstanding, respectively, for each period.
/(2)/ 1995 excludes $3,670 ($4,887 pretax) or $.27 per share in expenses related to the acquisition of CF consisting of $3,336 ($4,339 pretax) in acquisition expenses and $334 ($548 pretax) in provisions for loan losses incident to conforming Citizen Federal's credit policies to First Midwest's, net of $494 ($810 pretax) or $.04 per share in restructuring credits. The 1994 period excludes $2,379 ($3,900 pretax) or $.17 per share in restructuring related expenses.
/(3)/ Refer to the "Net Interest Income" section location on page 18 for a discussion of the arbitrage affecting net interest margin.

COMPANY RESTRUCTURING

  In August, 1994, First Midwest announced a major plan of restructuring intended to improve the financial performance and better position it for future growth that the Company anticipates. The restructuring plan included the merger of First Midwest's four national bank affiliates into a single bank together with the consolidation of support and clerical functions previously administered across the Company. A pretax restructure charge in the amount of $3,900 ($2,379 after tax) was recorded during the fourth quarter of 1994 to establish a reserve for various restructuring expenses incident to this consolidation. Payments against such reserve during 1995 totaled $3,090 and were comprised of $2,780 in personnel severance, early retirement and related costs, $270 in lease termination and other exit costs and $40 in legal and professional fees. An adjustment to the reserve totaling $810 was recorded in the third quarter of 1995, representing accrued expenses in excess of actual payouts relating to reduced outplacement usage and certain accelerated employee termination dates. No subsequent adjustment was recorded against the reserve, which was fully utilized in the fourth quarter of 1995.

  The single bank operating unit resulting from the restructuring was named, First Midwest Bank, National Association, and is comprised of two Divisions, a Sales Division made up of four geographical regions and a Support Division comprised of various functional departments. In the restructuring and consolidation process, approximately 15% of total Company positions existent as of September 30, 1994 were eliminated.

OVERVIEW OF FINANCIAL RESULTS

NET INCOME

  First Midwest's net income from operations for 1995 totaled $28,861 or $2.12 per share as compared to $25,537 or $1.89 per share in 1994 and $24,228 or $1.76 per share in 1993. Including certain nonoperational expenses discussed in the following paragraph, net income for 1995 totaled $25,685 or $1.89 per share as compared to $23,158 or $1.72 per share in 1994 and $24,228 or $1.76 per share in 1993.

  1995 net income included certain nonrecurring acquisition expenses totaling $3,670, after tax, or $.27 per share, net of restructuring credits of $494, after tax, or $.04 per share. Net income for 1994 included restructure expenses totaling $2,379, after tax, or $.17 per share. Table 2 presents the impact of these items on net income for the years ended December 31, 1995 and 1994.

  Presented in Table 1 that follows is a condensed income statement comparing the major components of net income, exclusive of nonoperational acquisition
(1995) and restructuring expenses (1994) for the years ended December 31, 1995, 1994 and 1993. The increase or decrease in each net income component is discussed in more detail in the sections that follow.

                                    TABLE 1
                     STATEMENTS OF INCOME - FROM OPERATIONS


                                                                       Years Ended December 31,
                                            --------------------------------------------------------------------------
                                                        Change from 1994                  Change from 1993
                                                        ----------------                  ---------------
                                              1995         $         %         1994         $         %         1993
                                            --------     -----     -----     --------     -----     -----     --------

Net interest income, tax equivalent........ $119,761     3,844      3.32      115,917     3,500      3.11     $112,417

Provision for loan losses
 /(1)/.....................................   10,786     2,243     26.26        8,543    (2,954)   (25.69)      11,497

Noninterest income.........................   30,835     2,634      9.34       28,201    (2,717)    (8.97)      30,918

Noninterest expense /(1)/..................   94,070       262      0.28       93,808      (230)    (0.24)      94,038
                                             -------     -----     -----      -------    ------    ------     --------

Income before income taxes.................   45,740     3,973      9.51       41,767     3,967     10.49       37,800

Income tax expense /(1)/...................   15,685       805      5.41       14,880     2,947     24.70       11,933

Tax equivalent adjustment..................    1,194      (156)   (11.56)       1,350      (289)   (17.63)       1,639
                                             -------     -----     -----      -------    ------    ------     --------

Net Income - from operations /(1)/.........  $28,861     3,324     13.02      $25,537     1,309      5.40     $ 24,228
                                             =======     =====     =====      =======    ======    ======     ========

Net Income per share -
 from operations /(1)/.....................  $  2.12      0.23     12.17      $  1.89      0.13      7.39     $   1.76
                                             =======     =====     =====      =======    ======    ======     ========

/(1)/ 1995 excludes $3,670 ($4,887 pretax) or $.27 per share in expenses related to the acquisition of CF, consisting of $3,336 ($4,339 pretax) in acquisition expenses and $334 ($548 pretax) in provisions for loan losses incident to conforming CF's credit policies to First Midwest's, net of $494 ($810 pretax) or $.04 per share in restructuring credits; 1994 excludes $2,379 ($3,900 pretax) or $.17 per share in restructuring related expenses. Related taxes have been excluded from income tax expense for 1995 and 1994.


  Table 2 reconciles the net income reported from operations to net income for 1995 and 1994, adjusting for the nonoperational items previously discussed.

                                    TABLE 2
                     ANALYSIS OF NET INCOME FROM OPERATIONS


                                                    $           Per Share
                                                -------         ---------
NET INCOME FROM OPERATIONS - 1995.............. $28,861           $2.12
  Acquisition related:
     Expenses..................................  (3,336)           (.25)
     Provisions for loan losses................    (334)           (.02)
  Reversal of restructure reserve..............     494             .04
                                                -------         -------
NET INCOME - 1995.............................. $25,685           $1.89
                                                =======         =======

NET INCOME FROM OPERATIONS - 1994.............. $25,537           $1.89
  Restructure related expenses.................  (2,379)            (17)
                                                -------         -------
NET INCOME - 1994.............................. $23,158           $1.72
                                                =======         =======

SUMMARY OF PERFORMANCE FROM OPERATIONS

  Net income per share from operations increased by 7.4% from 1993 to 1994 and by 12.2% from 1994 to 1995. The improvement from 1993 to 1994 was primarily a result of growth in net interest income and a decrease in the provision for loan losses while 1995's improvement over 1994 was attributable primarily to higher levels of net interest income, with an increase in the provision for loan losses being offset by higher levels of noninterest income.

  Although net interest income improved over the three year period, the net interest margin declined each year. The decline from 1993 to 1994 was primarily a result of the impact of the arbitrage transaction discussed in further detail in the "Net Interest Income" section of Management's Discussion and Analysis located below. The decrease in net interest margin from 1994 to 1995 was primarily the result of higher rates being paid incident to the introduction of certain new money market account products that were offered to maintain and increase market share.

  The decrease in the provision for loan losses from 1993 to 1994 was largely a result of improvement in asset quality while the increase in the provision from 1994 to 1995 resulted predominantly from the additional $1.4 million provision taken in the third quarter of 1995 to bring the reserve for loan losses to a level more closely approximating the Company's peer group.

  Over the three year period, noninterest expense remained level. Increases in noninterest expense at CF in 1995 were offset by reductions in noninterest expense at First Midwest.

PERFORMANCE RATIOS

  Return on average stockholders' equity for 1995 was 11.02% as compared to 10.87% in 1994 and 11.44% in 1993. Return on average assets for 1995 was .81% as compared to .78% in 1994 and .90% in 1993. Excluding the acquisition and restructure expenses in 1995 and 1994, respectively, return on average stockholders' equity from operations was 12.38% in 1995, 11.99% in 1994 and 11.44% in 1993. Return on average assets from operations was .91% in 1995, .86% in 1994 and .90% in 1993.

CREDIT QUALITY

  Nonperforming loans totaled $19,136 or .91% of net loans at December 31, 1995, as compared to $18,624 or .98% of net loans at December 31, 1994. Foreclosed real estate decreased to $4,752 at December 31, 1995 from $10,441 at December 31, 1994. Nonperforming assets totaled $23,888 or 1.13% of loans plus foreclosed real estate at December 31, 1995 as compared to $29,065 or 1.52% at the prior year end.

CAPITAL AND DIVIDENDS

  First Midwest's capital structure continues to be strong at December 31, 1995, with tier 1 and total capital to risk-based assets of 10.71% and 11.96%, respectively. The capital levels of First Midwest, in addition to the Bank, are well in excess of the level designated as "well-capitalized" by the FDIC Improvement Act with such levels having been maintained consistently as of each quarter end since inception of the capital ratios required by the FDIC Improvement Act beginning in 1989. As a result of its strong capital structure, the Bank is afforded the FDIC's lowest risk assessment classification for purposes of determining its periodic deposit insurance assessment rate.

  The Company's strong capital position has allowed it to increase its dividend in 1996, for the fourth straight year, to an annual indicated rate of $.84 per share, from $.76 in 1995 and $.68 in 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS

NET INTEREST INCOME

  Net interest income represents the difference between interest income and fees earned on loans, securities and other earning assets and interest expense paid for the funding sources used to finance those assets. Changes in net interest income generally occur due to fluctuations in the volume of earning assets and paying liabilities and the rates earned and paid, respectively, on those assets and liabilities. Representing the principal source of income, net interest income has provided approximately 80% of First Midwest's net revenues (net interest income plus noninterest income) for each of the years 1993 through 1995.

  Net interest margin represents net interest income as a percentage of total interest earning assets. For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis for certain tax-exempt loans and securities.

  Table 3 summarizes First Midwest's average earning assets and funding sources over the last three years. Additionally, the table shows interest income and expense related to each category of assets and funding sources and the yields earned and the rates paid on such assets and funding sources:

                                                              TABLE 3
                                              NET INTEREST INCOME AND MARGIN ANALYSIS

                                                       1995                          1994                          1993
                                            ---------------------------  ----------------------------  ----------------------------
                                                                 Yield/                        Yield/                        Yield/
                                            Average               Rate   Average                Rate   Average                Rate
ASSETS:                                     Balance    Interest   (%)    Balance     Interest   (%)    Balance     Interest   (%)
                                           ----------  --------  ------  ----------  --------  ------  ----------  --------  ------
Interest bearing deposits with banks...... $   11,607  $    693    5.97  $   10,889  $    439    4.03  $    4,472  $    129    2.88
Securities:
 Available for sale.......................    678,603    44,146    6.51     762,305    42,021    5.51     705,553    37,923    5.37
 Held to maturity - taxable...............    213,892    15,017    7.02     159,279     9,293    5.83      85,327     4,210    4.93
 Held to maturity - nontaxable/(1)/.......     27,757     2,569    9.25      31,671     3,026    9.55      33,388     3,484   10.43
                                           ----------  --------    ----  ----------  --------    ----  ----------  --------   -----
  Total securities........................    920,252    61,732    6.71     953,255    54,340    5.70     824,268    45,617    5.53
Federal funds sold and securities
  purchased under agreements to resell....     28,127     1,797    6.39      28,461     1,333    4.68      25,853       787    3.04
Loans, net of unearned discount/(1)(2)(3)/  2,000,945   182,159    9.10   1,784,862   150,597    8.44   1,625,244   139,058    8.56
                                           ----------  --------    ----  ----------  --------    ----  ----------  --------   -----
  Total interest earning assets/(1)(2)/...  2,960,931   246,381    8.32   2,777,467   206,709    7.44   2,479,837   185,591    7.48
                                                       --------    ----              --------    ----              --------   -----
Cash and due from banks...................    128,511                       115,365                       117,364
Reserve for loan losses...................    (26,958)                      (23,691)                      (23,494)
Other assets..............................    119,308                       114,305                       115,499
                                           ----------                    ----------                    ----------
  Total assets............................ $3,181,792                    $2,983,446                    $2,689,206
                                           ==========                    ==========                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Savings deposits.......................... $  263,116  $  5,720    2.17  $  293,649  $  6,759    2.30  $  278,809  $  7,176    2.57
NOW accounts..............................    304,271     7,565    2.49     308,726     6,799    2.20     311,177     7,223    2.32
Money market deposits.....................    264,072     9,506    3.60     240,145     6,242    2.60     257,639     6,994    2.71
Time deposits.............................  1,051,788    59,773    5.68     918,020    41,741    4.55     886,321    39,364    4.44
Short-term borrowings.....................    697,011    44,056    6.32     647,808    29,251    4.52     400,743    12,417    3.10
                                           ----------  --------    ----  ----------  --------    ----  ----------  --------   -----
  Total interest bearing liabilities......  2,580,258   126,620    4.91   2,408,348    90,792    3.77   2,134,689    73,174    3.43
                                                       --------    ----              --------    ----              --------   -----
Demand deposits...........................    334,677                       333,533                       314,511
Other liabilities.........................     33,775                        28,558                        28,244
Stockholders' equity......................    233,082                       213,007                       211,762
                                           ----------                    ----------                    ----------
  Total liabilities
   and stockholders' equity............... $3,181,792                    $2,983,446                    $2,689,206
                                           ==========                    ==========                    ==========
Net interest income/margin/(1)/...........             $119,761    4.04              $115,917    4.17              $112,417    4.53
                                                       ========    ====              ========    ====              ========   =====
Net interest income/margin -
  excluding arbitrage/(1)(4)/.............             $115,640    4.39              $111,741    4.60              $110,360    4.79
                                                       ========    ====              ========    ====              ========   =====

/(1)/ Interest income and yields on nontaxable securities and loans are reflected on a tax equivalent basis based upon a statutory Federal income tax rate of 35% for all periods represented.

/(2)/ Loans on a nonaccrual basis for the recognition of interest income totaling $11,219, $10,307, and $7,614, as of December 31, 1995, 1994 and
      1993, respectively, are included in loans, net of unearned discount, for purposes of this analysis.

/(3)/ The amount of loan fees is not material in any of the years presented.

/(4)/ Refer to the discussion following Table 4 for a description of the arbitrage arrangement.

  Table 4 analyzes the changes in interest income, interest expense and net interest income that result from changes in volumes of earning assets and funding sources, as well as fluctuations in interest rates.

                                                              TABLE 4
                              CHANGES IN NET INTEREST INCOME APPLICABLE TO VOLUMES AND INTEREST RATES

1995 as Compared to 1994        Interest Income/Expense      Increase/(Decrease) due to: /(1)/
------------------------     ------------------------------  ---------------------------------
                                                  Increase
                             1995      1994      (Decrease)  Volume     Rate      Total
                             --------  --------  ----------  -------  ---------   ------
Interest bearing deposits
 with banks................  $    693  $    439  $   254     $    31   $   223   $   254
Securities:
  Available for sale.......    44,146    42,021    2,125      (3,317)    5,442     2,125
  Taxable                      15,017     9,293    5,724       3,593     2,131     5,724
  Nontaxable/(2)/..........     2,569     3,026     (457)       (364)      (93)     (457)
Federal funds sold and
 securities
 purchased under
  agreements to resell.....     1,797     1,333      464         (16)      480       464
Loans, net of unearned
 discount/(2)/.............   182,159   150,597   31,562      19,103    12,459    31,562
                             --------  --------  -------     -------   -------   -------
  Total interest income
   /(2)/...................  $246,381  $206,709  $39,672     $19,030   $20,642   $39,672
                             ========  ========  =======     =======   =======   =======

Savings deposits...........  $  5,720  $  6,759  $(1,039)    $  (678)  $  (361)  $(1,039)
NOW accounts...............     7,565     6,799      766         (96)      862       766
Money market deposits......     9,506     6,242    3,264         671     2,593     3,264
Time deposits..............    59,773    41,741   18,032       6,642    11,390    18,032
Short-term borrowings......    44,056    29,251   14,805       2,364    12,441    14,805
                             --------  --------  -------     -------   -------   -------
  Total interest expense...   126,620    90,792   35,828       8,903    26,925    35,828
                             --------  --------  -------     -------   -------   -------
   Net interest income
    /(2)/..................  $119,761  $115,917  $ 3,844     $10,127   $(6,283)  $ 3,844
                             ========  ========  =======     =======   =======   =======

1994 as Compared to 1993        Interest Income/Expense      Increase/(Decrease) due to:
------------------------     ------------------------------  ---------------------------
                                                  Increase
                             1994      1993      (Decrease)  Volume     Rate      Total
                             --------  --------  ----------  -------  ---------   ------
Interest bearing deposits
 with banks................  $    439  $    129  $   310     $   243   $    67   $   310
Securities:
  Available for sale.......    42,021    37,923    4,098       3,109       989     4,098
  Taxable..................     9,293     4,210    5,083       4,199       884     5,083
  Nontaxable/(2)/..........     3,026     3,484     (458)       (173)     (285)     (458)
Federal funds sold and
 securities
 purchased under
  agreements to resell.....     1,333       787      546          86       460       546
Loans, net of unearned
 discount/(2)/.............   150,597   139,058   11,539      13,439    (1,900)   11,539
                             --------  --------  -------     -------   -------   -------
  Total interest income
   /(2)/...................  $206,709  $185,591  $21,118     $20,903   $   215   $21,118
                             ========  ========  =======     =======   =======   =======

Savings deposits...........  $  6,759  $  7,176  $  (417)    $   423   $  (840)  $  (417)
NOW accounts...............     6,799     7,223     (424)        (57)     (367)     (424)
Money market deposits......     6,242     6,994     (752)       (463)     (289)     (752)
Time deposits..............    41,741    39,364    2,377       1,428       949     2,377
Short-term borrowings......    29,251    12,417   16,834       9,665     7,169    16,834
                             --------  --------  -------     -------   -------   -------
  Total interest expense...    90,792    73,174   17,618      10,996     6,622    17,618
                             --------  --------  -------     -------   -------   -------
   Net interest income
    /(2)/..................  $115,917  $112,417  $ 3,500     $ 9,907   $(6,407)  $ 3,500
                             ========  ========  =======     =======   =======   =======

/(1)/ For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to the such categories on the basis of the percentage relationship of each to the sum of the two.
/(2)/ Interest income on nontaxable securities and loans are reflected on a tax equivalent basis based upon a statutory Federal income tax rate of 35% for all periods represented.

  Net interest income on a tax equivalent basis increased by 3.3% or $3,844 in 1995 over 1994 after increasing by 3.1% or $3,500 in 1994 as compared to 1993. The tax equivalent net interest margin declined to 4.04% for 1995, as compared to 4.17% in 1994, and 4.53% in 1993. Affecting the net interest margin was an arbitrage arrangement as described in the following paragraph. Excluding the effects of the arbitrage arrangement ("arbitrage") which depresses the net interest margin due to the addition of a significant volume of lower-yielding securities, the net interest margin would have been 4.39% in 1995, 4.60% in 1994, and 4.79% in 1993.

The arbitrage, totaling $277,186 at December 31, 1995, involves the purchase of U.S. Government Agency collateralized mortgage obligation floating rate securities ("CMOs") and the simultaneous financing of such purchase, primarily through repurchase agreements. Interest rates on the securities reset monthly and are indexed to one month LIBOR, plus a spread of approximately 125 basis points. Approximately $60,000 of the arbitrage securities are funded through short term advances with the Federal Home Loan Bank ("FHLB") with the remainder financed by repoing (selling with an agreement to repurchase) these securities to selected, monitored and well-capitalized investment banks who are primary dealers in U.S. Government securities. The repurchase agreements financing the transactions carry an interest rate that is variable and resets every month at one month LIBOR, plus approximately 5 basis points. Since the securities and the repurchase agreements and FHLB advances used to finance the transactions reprice on the same day and are based upon the same index, First Midwest effectively locks in a net approximate 120 basis point profit. Information with respect to the arbitrage is provided below for the years ended December 31, 1995, 1994 and 1993:

                                    TABLE 5
                                 ARBITRAGE DATA

                                                          Years Ended December 31,
                                                    ------------------------------------
                                                       1995          1994         1993
                                                    ---------      --------    ---------

Average principal position.......................... $329,000      $350,000     $176,000
Average interest rate earned - investment...........     7.43%         5.72%        4.32%
Average interest rate paid - liability..............     6.10%         4.44%        3.16%
Net interest rate spread............................     1.33%         1.28%        1.16%
                                                     ========      =========    ========

  Net interest income for 1995 totaled $119,761, increasing by $3,844 from $115,917 in 1994. The increase resulted from growth in average earning assets, despite an overall decline in the net interest margin in 1995 as compared to 1994.

  The volume of interest earning assets favorably impacted net interest income as average earning assets reached $2,960,931 in 1995 from $2,777,467 in 1994, as shown in Table 3, due to an increase in average loans outstanding. Real estate mortgage and consumer loans each increased by 4% to 6% in 1995 over 1994, while commercial loans grew by over 21%. Average interest bearing liabilities increased to $2,580,258 in 1995 from $2,408,348 in 1994, primarily due to growth in money market and time deposits and short-term borrowings. The increase in deposits was primarily attributable to various time deposit promotional offerings which occurred during 1995 in addition to the introduction of a new prime-linked money market deposit account, while short-term borrowings increased due to the use of FHLB advances as an additional funding source.

  The net interest margin declined by 13 basis points in 1995 to 4.04% from 4.17% in 1994. As shown on Table 3, although interest rates on average earning assets increased by 88 basis points, earning 8.32% in 1995 as compared to 7.44% in 1994, rates on average interest bearing liabilities increased by 114 basis points, resulting in a cost of funds of 4.91% in 1995 as compared to 3.77% in 1994. Approximately 66 of the 88 basis point increase in average earning assets resulted from average rate increases in the loan portfolio and is reflective of the overall increase in market rates of interest experienced in the last two years. The most significant variances comprising the 114 basis point increase in interest bearing liabilities were interest rates on money market deposits due to new products introduced in 1995 including a prime rate money market account, as well as interest rates on time deposits, resulting from fixed rate time deposit products being offered in a higher rate environment as compared to the prior two years. Interest on short-term borrowings, which increased by 180 basis points since 1994, primarily represents the arbitrage funding costs which reset monthly as a function of LIBOR.

RATE SENSITIVITY MANAGEMENT

  First Midwest's earning assets and funding sources do not respond uniformly to changing market interest rates because of the differing interest rate and maturity characteristics of the various balance sheet categories of assets and liabilities. Interest rate risk is the degree to which these market interest rate fluctuations can affect net interest income. While there are several ways in which to analyze interest rate risk, the traditional method is called a "gap" analysis. A gap analysis is a static management tool used to identify mismatches or gaps in the repricing of assets and liabilities within specified periods of time.

  First Midwest's gap analysis as of December 31, 1995 is presented in Table 6. Earning assets and interest bearing liabilities are presented within selected time intervals over a one-year forward period based upon their repricing and maturity characteristics. In a perfectly matched gap analysis, an equal amount of rate-sensitive assets and liabilities would be reflected as repricing within each given time interval. A positive interest rate sensitivity gap indicates more assets than liabilities will reprice in that time period, while a negative gap indicates more liabilities will reprice.

                                    TABLE 6
               ANALYSIS OF RATE SENSITIVE ASSETS AND LIABILITIES


At December 31, 1995                       1-30 Days    31-90 Days   91-180 Days   181-365 Days
--------------------                       ----------   ----------   -----------   ------------
Rate Sensitive Assets (RSA)..............  $1,249,632    $ 154,863     $ 267,757     $ 220,363
Rate Sensitive Liabilities (RSL).........  $1,670,191    $ 163,526     $ 208,442     $ 204,903
Interest Sensitivity Gap (GAP)
 (RSA less RSL):
 Incremental.............................  $ (420,559)   $  (8,663)    $  59,315     $  15,460
 Cumulative..............................  $ (420,559)   $(429,222)    $(369,907)    $(354,447)
 Cumulative, excluding Savings
   and NOW accounts......................  $   36,552    $  27,889     $  87,204     $ 102,664
RSA/RSL (Ratio)..........................        74.8%        94.7%        128.5%        107.5%
GAP/Total Assets (Cumulative)............       (13.1)%      (13.4)%       (11.5)%       (11.1)%
GAP/Total Assets (Cumulative, excluding
  Savings and NOW accounts)..............         1.1%         0.9%          2.7 %         3.2 %
                                           ==========    =========     =========      ========


  The table above reflects a cumulative liability-sensitive balance sheet over a one year timeframe which will more positively affect net interest income if interest rates fall than if they rise. However, while the gap analysis is widely used in the industry, it is unable to capture other variables affecting the sensitivity of a bank's balance sheet, including adjusting for time lags for certain assets and liabilities that have varying sensitivities to market interest rates. Included in the total for rate-sensitive liabilities are $457,111 in savings and NOW accounts. While immediately repriceable, the rates paid on these deposit accounts will not change in direct correlation with changes in the general level of short-term interest rates. For example, if First Midwest's base lending rate declines by 100 basis points, the interest rate paid on these deposits will not immediately decline by the full 100 basis points. This phenomenon is evidenced in Table 2 which shows that, although general market rates were higher in 1995 as compared to 1994, rates on savings deposits declined and NOW account rates increased only modestly. Conversely, if lending rates increase by the same amount, the rates paid on these deposits will likewise not increase immediately or by the full 100 basis points. Exclusive of the savings and NOW accounts sensitivities, the cumulative rate sensitivity gap is less than 3.5% over the one-year time horizon shown in the table.

  For the reasons noted above, a static gap analysis has limitations in its usefulness and its ability to effectively present the rate sensitivity of a bank's balance sheet. Accordingly, First Midwest uses a more dynamic approach to measuring interest rate risk by conducting simulations that demonstrate the changes that would occur in net interest income under different interest rate scenarios and balance sheet structures. This form of modeling is conducted monthly, involves adjustments to balance sheet volumes over a 24-month forward period, incorporates a repricing analysis of earning assets and funding sources and considers certain other off-balance sheet hedging vehicles such as interest rate exchange agreements (swaps), as described below. Furthermore, First Midwest has generally followed a policy of maintaining a balanced mix of rate-sensitive assets and liabilities, making each side of the balance sheet approximately equally flexible in reacting to changes in market interest rates. The simulations described above, coupled with the policy guidelines limiting the sensitivity of net interest income to changes in interest rates, enable First Midwest to adjust its strategies based on its projections of the future interest rate environment to ensure maximization of net interest income.

  As a part of its disciplined approach to controlling the interest rate risk within its balance sheet, First Midwest has entered into interest rate swaps with third parties in order to limit variations in net interest income. First Midwest has also utilized interest rate exchange agreements referred to as "basis" swaps to lock in spreads on its prime rate-based loan portfolios. The advantages of using interest rate swaps include the ability to maintain or increase liquidity, lower capital requirements as compared to cash balance sheet instruments, enhancement of net interest margin and the ability to customize the interest rate swap agreement to meet desired risk parameters. Interest rate swap transactions involve exchanges of fixed and floating rate interest payments without the exchange of the underlying notional (i.e., principal) amount on which the interest payments are calculated. The net cash flow paid or received by First Midwest on these transactions is treated as an adjustment to the interest income and expense on the underlying earning asset or funding source to which the swap relates. Additionally, the basis swaps have embedded interest rate caps ("caps") which limit the interest rate received on such swaps. The swaps receive interest at LIBOR and pay interest at the prime rate (as quoted in the Wall Street Journal) less 238 basis points. The weighted average rate being received by First Midwest at year-end 1995 was 5.56% while paying 6.13% on the $200,000 notional amount of the basis swaps. The caps are programmed to increase at a rate of 25 basis points per quarter.

  The primary risk associated with interest rate swap transactions is credit risk, or the ability of the swap counterparty to perform its interest payment obligation under the terms of the agreement. Credit risk on the interest rate swap transactions consists of the aggregate net interest payable to First Midwest by the counterparty in addition to the aggregate unrealized gain on the swap position. First Midwest controls this credit risk by maintaining a policy limiting credit exposure to any one counterparty to not more than 2.5% of consolidated stockholders' equity. In addition, First Midwest's interest rate swap transactions generally require the establishment of a mutual mark-to-market arrangement whereby cash collateral may be required to be on deposit with First Midwest and/or the agreement's counterparty.

  As of December 31, 1995, First Midwest had total interest rate swaps with an aggregate notional amount of $255,900 in place, hedging various balance sheet categories. The specific terms of these swaps as well as the fair value are detailed in Note 14 to the Consolidated Financial Statements beginning on page
57. First Midwest does not act as an intermediary in arranging interest rate swaps for customers.

FUNDING AND LIQUIDITY MANAGEMENT

  Liquidity management is the ability to provide funding sources at a minimum cost to meet fluctuating deposit, withdrawal and loan demand needs. First Midwest's liquidity policy establishes parameters as to how liquidity should be managed so as to maintain flexibility to respond to changes in liquidity needs over a 12-month forward period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank's Board of Directors.

  While asset liquidity provides funds through the maturity and sale of loans, securities, and other interest earning assets, the more important source of liquidity is liability liquidity, consisting primarily of interest bearing and noninterest bearing deposits as well as repurchase agreements. Other funding sources include funds purchased facilities available in the amount of $117 million with certain correspondent banks and funding through the discount window borrowings facilities of the Federal Reserve System.

  The following table provides a year-to-year comparison of the sources of First Midwest's liability funding based upon average balances over the last three years. Average, rather than period-end, balances are more meaningful in analyzing First Midwest's funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

                                    TABLE 7
                       FUNDING SOURCES - AVERAGE BALANCES

                                                                % of               % of               % of
                                                      1995     total     1994     total     1993     total
                                                   ----------  -----  ----------  -----  ----------  -----
Demand deposits..................................  $  334,677   11.5  $  333,533   12.2  $  314,511   12.9
Savings deposits.................................     263,116    9.0     293,649   10.7     278,809   11.4
NOW accounts.....................................     304,271   10.4     308,726   11.3     311,177   12.7
Money market accounts............................     264,072    9.1     240,145    8.8     257,639   10.5
Time deposits in denominations of $100 or less...     840,601   28.8     752,082   27.4     727,953   29.7
                                                   ----------  -----  ----------  -----  ----------  -----
 CORE DEPOSITS...................................   2,006,737   68.8   1,928,135   70.4   1,890,089   77.2
Time deposits in denominations of $100 or more...     211,187    7.2     165,938    6.0     158,368    6.5
Repurchase agreements............................     546,778   18.8     539,945   19.7     334,191   13.6
Funds purchased and other short-term borrowings..     150,233    5.2     107,863    3.9      66,552    2.7
                                                   ----------  -----  ----------  -----  ----------  -----
 TOTAL FUNDING SOURCES...........................  $2,914,935  100.0  $2,741,881  100.0  $2,449,200  100.0
                                                   ==========  =====  ==========  =====  ==========  =====
 TOTAL FUNDING SOURCES - EXCLUDING ARBITRAGE.....  $2,581,977         $2,385,561         $2,272,934
                                                   ==========         ==========         ==========

  For analysis purposes, funding sources exclusive of the arbitrage are referenced, as any shift in arbitrage funding from year to year is offset by a like shift in the investment assets being financed.

  Average liability funding sources, consisting of deposits and borrowed funds, increased by $196,416, or 8.2% in 1995 to $2,581,977. Over half of the increase in funding sources in 1995 over 1994 was attributable to time deposits in denominations of $100 or less, which increased by $88,519 due to various promotional certificate of deposit offerings in 1995, in addition to an increase in money market accounts, reflecting growth from a prime rate linked money market product introduced during 1995.

  All other components of core deposits experienced only modest changes from 1994 levels. Non-core deposits contributed to the balance of the total year-to-year increase in funding sources, primarily represented by time deposits in denominations of $100 or more and funds purchased and short-term borrowings. The latter category increased in 1995 by $42,370 due to the use of FHLB advances as an alternative funding source to funds purchased and repurchase agreements.

  Tables 8 and 9 that follow provide additional information regarding First Midwest's wholesale deposit and short-term funding activities:

                                    TABLE 8
                  MATURITIES OF TIME DEPOSITS OF $100 OR MORE

                                December 31,
                                    1995
                                ------------
Maturing within 3 months......    $116,711
After 3 but within 6 months...      33,154
After 6 but within 12 months..      38,514
After 12 months...............      48,760
                                  --------
 Total........................    $237,139
                                  ========

                                    TABLE 9
                        SHORT-TERM BORROWING ACTIVITIES

                                         December 31,
                              ----------------------------------
                                1995         1994         1993
                              --------     ---------    --------
Repurchase agreements......   $506,528     $563,929     $511,134
Funds purchased............     30,000       96,000        7,100
Other short-term
 borrowings /(1)/..........    113,293       67,106       48,757
                              --------     --------     --------
 Total.....................   $649,821     $727,035     $566,991
                              ========     ========     ========

/(1)/   Includes FHLB advances.


                                 Maximum Amount Outstanding at       Weighted Average Interest Rate
                                         Any Month End                        December 31,
                              -----------------------------------    ------------------------------
                                1995         1994         1993       1995         1994         1993
                              --------     --------     --------     ----         ----         ----
Repurchase agreements......   $587,856     $630,745     $535,779     6.01%        4.71%        2.89%
Funds purchased............    103,868       98,500       69,400     5.58         6.10         3.38
Other short-term
  borrowings...............    121,579       77,004       64,008     6.13         6.35         3.45
                              ========     ========     ========     ====         ====         ====


                                                                          Years ended December 31,
                                                                     ---------------------------------
                                                                       1995         1994        1993
                                                                     --------     --------    --------
Aggregate short-term borrowings - average amount outstanding........ $697,011     $647,808    $400,743
Weighted average interest rate paid for each year...................     6.32%        4.52%       3.10%
                                                                     ========     ========    ========

  Average repurchase agreements include the funding for the arbitrage arrangement previously described; the 1995 year-end principal balances of such arbitrage funding at $268,000 dropped from $365,000 at year-end 1994. The balance of the funding represented by repurchase agreements and funds purchased is used for general operating requirements, with such borrowings generally maturing within 90 days from the date of issuance. Other short-term borrowings, totaling $113,293 in Table 9 above, generally mature within 30 days.

  First Midwest makes extensive use of repurchase agreements as a deposit surrogate because this funding source is not subject to the reserve requirements applicable to interest bearing deposits. Furthermore, First Midwest also realizes direct cost savings through the use of repurchase agreements and FHLB advances, since FDIC insurance premiums are not assessed on these funding sources.

  The liquidity needs of First Midwest (parent company) consist primarily of operating expenses and dividend payments to First Midwest's stockholders. The primary source of liquidity for the parent company is dividends from Affiliates, but liquidity also can be supplemented by fees assessed to Affiliates, a practice which has not been utilized in recent years. The parent company also has the ability to enhance its liquidity position by raising capital or incurring debt. During 1995, pursuant to a registration statement filed with the Securities and Exchange Commission, First Midwest sold 100,000 shares of its common stock held in treasury through a licensed broker/dealer to certain institutional and accredited investor clients of such dealer. The net proceeds of the issuance, totaling $2,700, was used for general corporate purposes. The parent company has short-term credit facilities available to fund cash flow needs totaling $15 million at December 31, 1995. The parent company had no short or long-term debt outstanding as of year-end 1995.

CAPITAL MANAGEMENT AND DIVIDENDS

  A strong capital structure is crucial in maintaining investor confidence, accessing capital markets and enabling First Midwest to take advantage of future profitable growth opportunities. First Midwest has developed a policy to manage its capital structure and that of its Affiliates in accordance with regulatory guidelines and to ensure the appropriate use of this resource. First Midwest's Capital Policy requires that each Affiliate maintain a capital ratio in excess of the minimum regulatory guidelines and also acts as an internal discipline in analyzing business risks and internal growth opportunities, in addition to setting targeted levels of return on equity.

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

  Table 10 compares First Midwest's capital structure to the minimum capital ratios required by its primary regulator, the Federal Reserve Board ("FRB"). Also provided is a comparison of capital ratios for the Bank to its primary regulator, the Office of the Comptroller of the Currency ("OCC"). Both First Midwest and the Bank are subject to the minimum capital ratios defined by banking regulators pursuant to the FDIC Improvement Act ("FDICIA") and have capital measurements well in excess of the minimums required by their respective bank regulatory agencies to be considered "well capitalized" which is the highest capital of category established under the FDICIA.

                                   TABLE 10
                        CAPITAL MEASUREMENTS - FRB/OCC


                                           First Midwest Bancorp, Inc.          First Midwest Bank, N.A.
                                        --------------------------------    -------------------------------     Minimum
                                            December 31,        Minimum        December 31,        Minimum       Well-
                                        ------------------      Required    ------------------     Required   Capitalized
                                         1995        1994         FRB        1995        1994        OCC        FDICIA
                                        ------      ------     ---------    ------      ------     --------   -----------
Tier 1 capital to risk-based assets.... 10.71%      10.11%        4.00%      8.90%       9.05%       4.00%       6.00%
Total capital to risk-based assets..... 11.96%      11.30%        8.00%     10.15%      10.25%       8.00%      10.00%
Leverage ratio.........................  7.28%       6.97%        3.00%      6.56%       6.87%       3.00%       5.00%
                                        =====       =====         ====      =====       =====        ====       =====

  Citizens Federal's primary regulator is the Office of Thrift Supervision ("OTS"). OTS regulations imposed limitations upon all capital distributions by savings institutions, including cash dividends, payments to repurchase or otherwise acquire an institution's shares, and other distributions charged against capital of savings institutions. At December 31, 1995, Citizens Federal was in full compliance with the capital requirements of the OTS as set forth in the following table.

                                   TABLE 11
                          CAPITAL MEASUREMENTS - OTS


                               OTS Requirement   Citizens Federal Savings Bank      Minimum
                             ------------------  -----------------------------      "Well
                               % of    Required    Actual     Excess     % of    Capitalized
December 31, 1995             Assets    Capital   Capital    Capital    Assets      FDICIA
-----------------            -------   --------  --------    -------   -------   -----------
Tangible capital.............. 1.50%    $3,226    $20,316    $17,090     9.45%      5.00%
Core capital.................. 3.00%     6,453     20,316     13,863     9.45%      6.00%
Risk-based capital............ 8.00%     8,569     21,592     13,023    20.16%     10.00%
                               ====     ======    =======    =======    =====      =====

  First Midwest believes that it has a responsibility to reward its stockholders with a meaningful current return on their investment and, as part of the Company's dividend policy, First Midwest's Board of Directors reviews its dividend payout ratio periodically to ensure that it is consistent with internal capital guidelines and industry standards. As a result of improved performance from operations, First Midwest's Board of Directors has increased the quarterly dividend in each of the last three years to the following indicated annual rates:

                                   TABLE 12
                              DIVIDEND INCREASES

                       Dividends  Annual     % Increase
                       Paid in    Rate   over Prior Year
                      ---------  ------  ----------------
                          1996      $.84         11%
                          1995      $.76         12%
                          1994      $.68         13%
                          ====      ====         ==

  On November 17, 1995, First Midwest's Board of Directors authorized the repurchase of up to 800 thousand shares of its common stock on the open market or in private transactions, replacing a 600 thousand share repurchase program authorized in November, 1993. The repurchased shares will be reserved for future issuance in conjunction with First Midwest's dividend reinvestment plan, qualified and nonqualified retirement plans, stock option plans as well as for other general corporate purposes. First Midwest repurchased the following treasury shares during 1993 through 1995 under the repurchase program authorized during such periods:

                                   TABLE 13
                           TREASURY STOCK PURCHASES

                                 First Midwest
                               Shares Purchased
                                   #      $
                                -------  ------
                           1995      14,397     398
                           1994     161,363   4,043
                           1993     422,708   8,992
                                    =======  ======

  First Midwest has reissued shares held in treasury to fund various retirement and other plans totaling 219,146 in 1995, 142,558 in 1994 and 37,165 in 1993.

SECURITIES PORTFOLIOS

  Securities which First Midwest believes could be sold prior to maturity in order to manage interest rate, prepayment or liquidity risk are classified as securities available for sale and are carried at fair market value. Unrealized gains and losses on this portfolio segment are reported on an after-tax basis as a separate component of stockholders' equity.

  Securities for which First Midwest has the ability and intent to hold until maturity are classified as securities held to maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. First Midwest has no trading account securities.

  The following sections provide an analysis of the available for sale and held-to-maturity portfolios:

SECURITIES AVAILABLE FOR SALE - At December 31, 1995, an after-tax unrealized net gain on the securities available for sale portfolio in the amount of $486 was included as a component of stockholders' equity, increasing book value per share by $.04. This compares to an after-tax net unrealized loss on such portfolio of $20,784 as of the prior year end, decreasing book value per share by $1.54. The unrealized net appreciation and depreciation on this portfolio represents the difference, net of taxes, between the aggregate cost and market value of the portfolio. As evidenced by the change from December 31, 1994 to 1995, this balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate market value of this portfolio.

  In December, 1995, First Midwest reclassified securities from the held-to-maturity portfolio to the available for sale portfolio. Approximately $93,000 of the total $181,000 reclassification was made as a result of the acquisition of CF, conforming the securities acquired to First Midwest's interest rate and credit risk policies. The remainder of the reclassification, totaling $88,000, was made pursuant to the Financial Accounting Standards Board's ("FASB") pronouncement that allowed entities to reassess the appropriateness of the classification of all securities. During the redesignation period allowed by the pronouncement, from November 15, 1995 to year end 1995, institutions were allowed to reassess the designations of all securities as of a single date and account for any resulting redesignations at fair value. Additional information with respect to the one time redesignation recorded by First Midwest is provided in Note 5 to the Consolidated Financial Statements, located on page 49.

  The maturity distribution and average yields, on a tax equivalent basis, of the major classifications of the securities available for sale portfolio at December 31, 1995 are presented below. Variable rate securities, which generally are subject to repricing on a monthly basis, are included in the one year or less category.

                                    TABLE 14
                         SECURITIES AVAILABLE FOR SALE
              MATURITY/REPRICING DISTRIBUTION AND PORTFOLIO YIELDS

                                                                December 31, 1995
                             ----------------------------------------------------------------------------------------
                                    One year or less          One year to five years        Five years to ten years
                             ----------------------------  -----------------------------   --------------------------
                              Market    Amortized   Yield    Market    Amortized   Yield   Market   Amortized   Yield
                               Value      Cost       (%)      Value      Cost       (%)     Value     Cost       (%)
                             --------   ---------   -----  ---------  ---------    -----   ------   ---------   -----
U.S. Treasury securities...  $ 89,048    $ 88,983    5.49   $100,609   $ 99,871     5.74    $  --   $      --      --
U.S. Agency securities.....   180,637     180,881    5.78     86,238     85,653     6.02       --          --      --
Mortgage backed
  securities...............   368,219     368,569    6.91      1,297      1,319     4.93       --          --      --
Other securities...........     1,147       1,147    4.88         --         --       --       --          --      --
                             --------    --------    ----   --------   --------     ----    -----   ---------   -----

  Total....................  $639,051    $639,580    6.39   $188,144   $186,843     5.86    $   --  $      --      --
                             ========    ========    ====   ========   ========     ====    ======  =========   =====

Market value as a percent
  of amortized cost........     99.92%                        100.70%                           --%
                             ========                       ========                        ======


                                                 December 31, 1995
                             -----------------------------------------------------------
                                     After ten years                     Total
                             -----------------------------  ----------------------------
                              Market    Amortized   Yield    Market    Amortized   Yield
                               Value      Cost       (%)      Value      Cost       (%)
                            --------    ---------  -------  ---------  ---------  -------
U.S. Treasury securities... $     --    $      --       --   $189,657   $188,854     5.62
U.S. Agency securities.....       --           --       --    266,875    266,534     5.86
Mortgage backed                   --           --       --    369,516    369,888     6.91
  securities...............    3,835        3,811     7.02      4,982      4,958     6.54
Other securities........... --------    ---------  -------  ---------  ---------  -------
  Total.................... $  3,835    $   3,811     7.02   $831,030   $830,234     6.28
                            ========    =========  =======  =========  =========  =======

Market value as a percent
  of amortized cost........   100.63%                          100.10%
                            ========                        =========

  Mortgage-backed securities in the above table having a market value of $368,219 and a maturity distribution of one year or less include approximately $277,000 in Collateralized Mortgage Obligation bonds ("CMOs") that were purchased in conjunction with the arbitrage strategy discussed in the "Net Interest Income" section located on page 18. Interest rates on these CMOs reset monthly and are indexed to one month LIBOR, plus a spread of approximately 125 basis points. These CMOs are subject to lifetime interest rate caps which represent ceilings set on the interest coupons of the securities. Of the total approximate $277,000 in securities, $44,500 have a 10% cap, $21,000 have a 9.5% cap, and the remaining approximate $211,500 have a 9% cap. The effect of the 10% and 9.5% caps are that one-month LIBOR (the interest rate to which the securities are indexed) can increase by approximately 316 and 266 basis points, respectively, from its December 31, 1995 level of 5.6875% before the interest earned on these CMOs is capped out. Similarly, the 9.0% cap would require an increase in one-month LIBOR of 206 basis points from the December 31, 1995 level before interest earned on the CMO's is capped out.

SECURITIES HELD TO MATURITY - The maturity distribution and average yields, on a tax equivalent basis, of the major classifications of the securities held to maturity portfolio as of December 31, 1995 are presented below.

                                    TABLE 15
                          SECURITIES HELD TO MATURITY
                   MATURITY DISTRIBUTION AND PORTFOLIO YIELDS

                                                                December 31, 1995
                             ----------------------------------------------------------------------------------------
                                    One year or less          One year to five years        Five years to ten years
                             ----------------------------  -----------------------------   --------------------------
                              Market    Amortized   Yield    Market    Amortized   Yield   Market   Amortized   Yield
                               Value      Cost       (%)      Value      Cost       (%)     Value     Cost       (%)
                             --------   ---------   -----  ---------  ---------    -----  -------   ---------   ------
U.S. Treasury securities...   $  251      $  250    6.97     $  585     $  578      6.40  $    --    $   --     $   --
State and municipal
  securities*..............    6,504       6,433    7.18      3,131      3,292      6.36    1,881     1,819       6.87
Other securities...........       51          50    8.50        312        300      7.47       --        --         --
                              ------      ------    ----     ------     ------      ----  -------    ------     ------
  Total....................   $6,806      $6,733    7.17     $4,028     $4,170      6.43  $ 1,881    $1,819       6.87
                              ======      ======    ====     ======     ======      ====  =======    ======     ======

Market value as a percent
  of amortized cost........   101.08%                         96.59%                       103.41%
                              =======                        ======                       =======

                                                 December 31, 1995
                             -----------------------------------------------------------
                                     After ten years                     Total
                             -----------------------------  ----------------------------
                              Market    Amortized   Yield    Market    Amortized   Yield
                               Value      Cost       (%)      Value      Cost       (%)
                             -------    ---------  -------  ---------  ---------  -------
U.S. Treasury securities...  $    --      $    --       --    $   836    $   828     6.57
State and municipal
  securities*..............    2,966        2,859     6.44     14,482     14,403     6.80
Other securities...........   11,960       11,946     6.36     12,323     12,296     6.40
                             -------      -------     ----    -------    -------     ----
  Total....................  $14,926      $14,805     6.38    $27,641    $27,527     6.62
                             =======      =======     ====    =======    =======     ====

Market value as a percent
  of amortized cost........   100.82%                          100.41%
                              ======                           ======

* Yields on state and municipal securities are reflected on a tax equivalent basis based upon a statutory Federal income tax rate of 35%.

SECURITIES GAINS, NET - Net security gains totaling $2,937 were recorded in 1995 as compared to $1,700 in 1994 and $1,315 in 1993. Approximately $1,600 of the 1995 gains resulted from the sale of U.S. treasury securities with short remaining maturities of less than one year that had experienced a run-up in value during the sharp drop in interest rates in the fourth quarter of 1995. Additionally, CF recorded gains of approximately $850 during the first three quarters of 1995 from the sale of certain equity securities.

LOAN PORTFOLIO

  First Midwest's loan portfolio grew by $203,826 or 10.7% in 1995 from year-end 1994 and follows an 11.9% increase in 1994 from year-end 1993. Loans represent the principal source of revenue to financial institutions because they are generally the highest yielding asset on the balance sheet. The corollary to generating these higher yields is the assumption of greater risk in terms of the credit risk associated with loans. Among the ways in which credit risk is controlled is through diversification of the loan portfolio and a limitation of the amount of loans extended to any one industry or group of borrowers.

  Over the past several years, First Midwest has migrated toward a loan portfolio that is distributed approximately evenly between the general categories of commercial, consumer, and real estate mortgages (both commercial and residential) from a portfolio that was more heavily dominated by commercial and industrial loans and commercial mortgages in the late 1980's and early 1990's. This migration has resulted in a heavier emphasis on consumer lending over the last three years. The following table summarizes total loans outstanding, and their percent of the total loan portfolio, for the periods 1991 through 1995:
                                   TABLE 16
                                  LOAN GROWTH

                                                                         December 31,
                              --------------------------------------------------------------------------------------------------
                                            % of                % of                % of                % of                % of
                                 1995      Total     1994      Total     1993      Total     1992      Total     1991      Total
                              -----------  -----  -----------  -----  -----------  -----  -----------  -----  -----------  -----
Commercial and industrial...   $  625,210   29.7   $  514,628   27.1   $  474,768   27.9   $  453,041   29.0   $  471,934   31.7
Agricultural................       32,111    1.5       33,546    1.7       30,253    1.8       28,541    1.8       31,550    2.1
Consumer....................      568,344   27.0      546,794   28.7      435,316   25.6      342,685   21.9      317,559   21.3
Real estate - mortgage......      767,140   36.4      722,169   38.0      667,806   39.3      638,988   40.8      558,684   37.6
Real estate - construction..       98,688    4.7       71,686    3.8       77,860    4.6       81,246    5.2       81,934    5.5
Other.......................       14,122    0.7       12,966    0.7       13,062    0.8       20,020    1.3       26,751    1.8
                               ----------  -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----
 Total......................   $2,105,615  100.0   $1,901,789  100.0   $1,699,065  100.0   $1,564,521  100.0   $1,488,412  100.0
                               ==========  =====   ==========  =====   ==========  =====   ==========  =====   ==========  =====

Annual growth rate..........         10.7%               11.9%                8.6%                5.1%                1.3%
                                     ====                ====                 ===                 ===                 ===

  It is First Midwest's policy to concentrate its lending activity in the geographic market areas it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are gathered in the same market areas. As of December 31, 1995, First Midwest has no significant concentrations of loans to any single industry or consequential out-of-market loans. First Midwest does not engage in lending to foreign countries or foreign entities.

  Commercial and industrial loans increased by 21.5% or $110,582 in 1995. This category of loans is diversified from an industry standpoint and includes loans extended to manufacturing, retailing and other service businesses. Consistent with First Midwest's emphasis upon relationship banking, most of these credits represent core multi-relationship customers that also maintain deposit relationships and utilize other First Midwest banking services, such as cash management services.

  Consumer loans, which increased by 3.9% or $21,550 in 1995, consist of loans to individuals for various personal purposes such as automobile financing, home improvement, recreational and educational purposes. The growth in this category of loans is attributable to indirect loans, primarily related to automobile lending.

  Real estate mortgage loans increased by 6.2%, or $44,971, in 1995 and include both commercial and residential real estate mortgage loans. Residential real estate mortgage loans comprised approximately $345,067 of the total real estate mortgage loans which are generally extended for owner-occupied residential properties. Commercial real estate loans, totaling $422,073 represent multi-unit residential mortgages and commercial real estate mortgages, many housing the operations of the borrower's business.

  In addition to the real estate mortgage loan growth generated for its own portfolio, as reflected in Table 16, First Midwest also conducts a substantial residential real estate mortgage loan origination, sales and servicing operation through its mortgage banking subsidiary, First Midwest Mortgage Company ("FMMC"). In 1995 First Midwest originated in its primary markets approximately $270,000 in real estate mortgage loans. Sales of loans to the Federal Home Loan Mortgage Corporation and other public and private investors totaled approximately $102,000, representing 38% of such loans originated in 1995. This represents an increase from the $194,000 in residential real estate mortgage loans originated in 1994, of which $72,000 were sold into the secondary market. First Midwest's strategy has been to originate and retain in its portfolio adjustable-rate mortgages while selling fixed-rate mortgages to third party investors, retaining the servicing rights thereon. The year-to-year increase in origination and sales activity is attributable primarily to the decline in
mortgage interest rates during 1995.   This line of business, along with the
attendant servicing operations, is further described in the "Noninterest Income" section of Management's Discussion and Analysis beginning on page 33.

  Real estate construction loans, which increased by 37.7% or $27,002 in 1995, consist primarily of single-family and multi-family residential projects located in the primary market areas of First Midwest's banking offices. Real estate construction loans are a very profitable line of lending for First Midwest due to the higher level of interest rates and fees earned on such loans as compared to other loan categories and the favorable loss experience on these loans.
First Midwest closely monitors its extension of credit to customers in this loan category in order to limit its exposure to construction projects.

MATURITY AND INTEREST RATE SENSITIVITY OF LOANS

  The following table summarizes the maturity distribution of First Midwest's commercial and industrial, agricultural and real estate construction loan portfolios as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year:

                                    TABLE 17
          MATURITIES AND RATE SENSITIVITY TO CHANGES IN INTEREST RATES

                                                Due in        Due after 1
                                                1 year        year through     Due after
At December 31, 1995                            or less         5 years         5 years       Total
--------------------                          ------------    ------------     ---------     --------
Commercial, industrial and agricultural..         $336,506        $288,108       $32,707     $657,321
Real estate - construction...............           61,621          37,067            --       98,688
                                                  ========        ========       =======     ========



                       INTEREST RATE SENSITIVITY OF LOANS
                            MATURING IN OVER 1 YEAR

At December 31, 1995                          Fixed Rate  Floating Rate
--------------------                          ----------  -------------
Commercial, industrial and agricultural........ $191,934       $128,881
Real estate - construction.....................    5,493         31,574
                                                --------       --------
  Total........................................ $197,427       $160,455
                                                ========       ========

PROVISION AND RESERVE FOR LOAN LOSSES

  The provision for loan losses is the annual cost of providing a reserve for anticipated future loan losses. As shown in Table 18, the provision charged to operating expense increased in 1995 and totaled $11,334 as compared to $8,543 in 1994 and $11,497 in 1993. The increase in 1995 over 1994 is attributable to:
(1) Managements' decisions in the third quarter of 1995 to increase the reserve for loan loss to a level approximating peers, requiring a one time provision totaling $1,400; (2) the acquisition of CF in the fourth quarter of 1995, resulting in a one time provision of $548 to conform Citizens Federal's credit policies to First Midwest's; and (3) higher levels of consumer loan charge-offs experienced in 1995 as compared to 1994, requiring additional provisioning.

  In 1995, total loans charged off, net of recoveries, were $7,294, or .36% of average loans as compared to $6,145, or .34% in 1994 and $11,195, or .69% in 1993. As indicated in Table 18, chargeoffs in all loan categories decreased in 1995 as compared to the prior two years except for consumer loans. As a part of the companywide restructuring during 1995, consumer loan underwriting and collection activities were centralized and procedures were standardized. These activities resulted in the identification of certain subpar credits which were charged off primarily in the fourth quarter.

  The level of the provision for loan losses charged to operating expense in any given year is dependent upon many factors, including loan growth and changes in the composition of a loan portfolio, net charge-off levels, delinquencies, collateral values, and Management's assessment of current and prospective economic conditions in First Midwest's primary market areas.

  At December 31, 1995, the reserve for loan losses totaled $29,194, or 1.39% of loans as compared to $25,154, or 1.32% at year-end 1994 and $22,756, or 1.34% of loans at year-end 1993. The reserve for loan losses is maintained at a level which is considered adequate in relation to the risk of future losses within the loan portfolio. The reserve is comprised of specific allocations for impaired loans, general allocations and unallocated reserves. The portion of the reserve applicable to impaired loans is discussed in Note 7 to the Consolidated Financial Statements located on page 51. The general reserve, which is allocated to specific categories of the loan portfolio, represents First Midwest's judgment as to potential loss exposure based on both actual loan losses experienced over the preceding three years as well as the results of independent loan ratings and credit reviews performed for loans identified to unfavorable credit characteristics.

  The unallocated portion of the reserve is that part that is not specifically allocated to a particular loan on which a loss is anticipated or specifically allocated to a general loan category based upon historical loan loss experience. The unallocated portion of the reserve for loan loss increased to $18,503, or 63.4% of the total reserve in 1995, from $10,477, or 41.7% at year-end 1994 and $8,995, or 39.5% at year-end 1993. Although the allocation of the reserve for loan losses is an important tool in credit management, the reserve is available in its entirety to absorb losses that may be experienced in any particular loan category.

                                    TABLE 18
                  ANALYSIS OF THE RESERVE FOR LOAN LOSSES AND
                        SUMMARY OF LOAN LOSS EXPERIENCE

                                                                            Years ended December 31,
                                                               ---------------------------------------------------
                                                                 1995      1994       1993       1992       1991
                                                               --------   -------   --------   --------   --------
BALANCE AT BEGINNING OF YEAR.................................  $ 25,154   $22,756   $ 22,454   $ 21,759   $ 19,151
 Loans charged-off...........................................   (10,018)   (8,494)   (13,715)   (16,429)   (14,548)
 Recoveries on loans previously charged-off..................     2,724     2,349      2,520      1,516      1,466
                                                               --------   -------   --------   --------   --------
 Net charge-offs.............................................    (7,294)   (6,145)   (11,195)   (14,913)   (13,082)
 Provisions charged to operating expense.....................    11,334     8,543     11,497     15,608     15,690
                                                               --------   -------   --------   --------   --------
BALANCE AT END OF YEAR.......................................  $ 29,194   $25,154   $ 22,756   $ 22,454   $ 21,759
                                                               ========   =======   ========   ========   ========

ALLOCATION OF THE RESERVE FOR LOAN LOSSES BY LOAN CATEGORY:
 Commercial and industrial...................................  $  4,513   $ 5,594   $  6,767   $ 11,344   $  8,320
 Agricultural................................................       121       492         78        147         37
 Consumer....................................................     3,583     4,768      3,979      2,699      2,814
 Real estate - mortgage......................................     1,797     3,042      2,137      4,022      4,726
 Real estate - construction..................................       508       231        460        869      1,059
 Other.......................................................       169       550        340        277         21
 Unallocated.................................................    18,503    10,477      8,995      3,096      4,782
                                                               --------   -------   --------   --------   --------
   Total.....................................................  $ 29,194   $25,154   $ 22,756   $ 22,454   $ 21,759
                                                               ========   =======   ========   ========   ========
RESERVE AS A % OF LOANS AT YEAR-END..........................      1.39%     1.32%      1.34%      1.44%      1.46%
                                                               ========   =======   ========   ========   ========
COMMERCIAL AND INDUSTRIAL LOANS:
 Charge-offs.................................................  $  4,132   $ 5,098   $  9,023   $ 13,148   $ 11,339
 Recoveries..................................................     1,022     1,261      1,256        691        801
                                                               --------   -------   --------   --------   --------
   Net charge-offs...........................................  $  3,110   $ 3,837   $  7,767   $ 12,457   $ 10,538
                                                               --------   -------   --------   --------   --------
AGRICULTURAL LOANS:
 Charge-offs.................................................  $     --   $    74   $     95   $     64   $     --
 Recoveries..................................................        38        13          4         29         15
                                                               --------   -------   --------   --------   --------
   Net charge-offs...........................................  $    (38)  $    61   $     91   $     35   $    (15)
                                                               --------   -------   --------   --------   --------
CONSUMER LOANS:
 Charge-offs.................................................  $  4,753   $ 2,073   $  2,373   $  2,037   $  2,367
 Recoveries..................................................     1,605       832        752        661        522
                                                               --------   -------   --------   --------   --------
   Net charge-offs...........................................  $  3,148   $ 1,241   $  1,621   $  1,376   $  1,845
                                                               --------   -------   --------   --------   --------
REAL ESTATE - MORTGAGE LOANS:
 Charge-offs.................................................  $  1,005   $ 1,092   $  1,709   $    922   $    482
 Recoveries..................................................        --       139        454        101        114
                                                               --------   -------   --------   --------   --------
   Net charge-offs...........................................  $  1,005   $   953   $  1,255   $    821   $    368
                                                               --------   -------   --------   --------   --------
REAL ESTATE - CONSTRUCTION LOANS:
 Charge-offs.................................................  $     --   $    --   $    320   $      2   $     --
 Recoveries..................................................        47        73         --         --         --
                                                               --------   -------   --------   --------   --------
   Net charge-offs...........................................  $    (47)  $   (73)  $    320   $      2   $     --
                                                               --------   -------   --------   --------   --------
OTHER LOANS:
 Charge-offs.................................................  $    128   $   157   $    195   $    256   $    360
 Recoveries..................................................        12        31         54         34         14
                                                               --------   -------   --------   --------   --------
   Net charge-offs...........................................  $    116   $   126   $    141   $    222   $    346
                                                               --------   -------   --------   --------   --------
TOTAL LOANS:
 Charge-offs.................................................  $ 10,018   $ 8,494   $ 13,715   $ 16,429   $ 14,548
 Recoveries..................................................     2,724     2,349      2,520      1,516      1,466
                                                               --------   -------   --------   --------   --------
   Net charge-offs...........................................  $  7,294   $ 6,145   $ 11,195   $ 14,913   $ 13,082
                                                               ========   =======   ========   ========   ========
RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS
 OUTSTANDING FOR THE PERIOD..................................     0.36%     0.34%      0.69%      0.99%      0.89%
                                                              ========   =======   ========   ========   ========

NONPERFORMING LOANS AND ASSETS

  Nonperforming assets consist of nonaccrual loans, restructured loans and real estate owned or in the process of foreclosure. Past due loans are loans which are delinquent 90 days or more and are still accruing interest. It is First Midwest's policy to discontinue the accrual of interest income on any loan when there is reasonable doubt as to the timely collectibility of interest or principal. Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer any reasonable doubt as to such timely collectibility.

  The following schedules summarize nonperforming assets and past due loans for the past five years as well as certain information relating to interest income on nonaccrual and renegotiated loans outstanding during 1995:

                                    TABLE 19
              ANALYSIS OF NONPERFORMING ASSETS AND PAST DUE LOANS

                                                                          December 31,
                                                        -----------------------------------------------
                                                         1995      1994      1993      1992      1991
                                                        -------   -------   -------   -------   -------
Nonaccrual loans......................................  $11,219   $10,307   $ 7,614   $ 8,495   $21,007
Restructured loans....................................    7,917     8,317       997     4,071       104
                                                        -------   -------   -------   -------   -------
   Total nonperforming loans..........................   19,136    18,624     8,611    12,566    21,111
Foreclosed real estate................................    4,752    10,441    16,933    27,350    20,234
                                                        -------   -------   -------   -------   -------
  Total nonperforming assets..........................  $23,888   $29,065   $25,544   $39,916   $41,345
                                                        =======   =======   =======   =======   =======
Past due loans........................................  $ 3,626   $ 3,979   $ 6,025   $ 7,403   $ 7,747
                                                        =======   =======   =======   =======   =======
Nonperforming loans to total loans....................     0.91%     0.98%     0.51%     0.80%     1.42%
                                                        =======   =======   =======   =======   =======
Nonperforming assets to total loan
  plus foreclosed real estate.........................     1.13%     1.52%     1.49%     2.51%     2.74%
                                                        =======   =======   =======   =======   =======
Nonperforming assets to total assets..................     0.74%     0.94%     0.89%     1.59%     1.68%
                                                        =======   =======   =======   =======   =======

The effect of nonaccrual and restructured loans on interest income for 1995 is presented below:

                                                                                                  1995
                                                                                                 ------
Interest which would have been included at the original contract rates.........................  $1,753
Interest included in income during the year....................................................     791
                                                                                                 ------
Interest income not recognized.................................................................  $  962
                                                                                                 ======

  Nonperforming loans totaled $19,136 at year-end 1995 as compared to $18,624 at year-end 1994, decreasing as a percentage of total loans to .91% in 1995 from
 .98% in 1994. Foreclosed real estate decreased to levels less than half of what it was a year ago, and totaled $4,752 at year-end 1995 from $10,441 at year-end 1994. In total, nonperforming assets were $23,888 or 1.13% of loans plus foreclosed real estate at year-end 1995, decreasing significantly from $29,065, or 1.52% of loans plus foreclosed real estate at year-end 1994.

  The $11,219 in nonaccrual loans in 1995 is comprised of approximately $5,100 in commercial and industrial loans, $5,200 in real estate mortgage loans and $900 in consumer loans. Restructured loans reported for 1995 and 1994 represent loans to certain related borrowers that were restructured in 1994 and transferred to accruing status. Such loans have performed in compliance with all contractual terms during 1995.

  The foreclosed real estate category totaled $4,752 at year-end 1995 and was comprised of $1,010 in single-family residences, $3,035, in commercial properties and $707 in land. During 1995, First Midwest reduced its foreclosed real estate by $5,689. Table 20 presents the major components of the net decrease in foreclosed real estate from December 31, 1994 to December 31, 1995:

                                    TABLE 20
                        FORECLOSED REAL ESTATE ACTIVITY

Balance at December 31, 1994..................................................................  $10,441

  Addition of foreclosed real estate and in-substance foreclosures............................    2,319
  Carrying value writedowns...................................................................     (454)
  Sales of properties.........................................................................   (7,554)
                                                                                                -------
    Net decrease..............................................................................   (5,689)
                                                                                                -------

Balance at December 31, 1995..................................................................  $ 4,752
                                                                                                =======

  First Midwest's policies and procedures require that a loan be transferred to the foreclosed real estate category when title has been received by First Midwest, with the exception of in substance foreclosures. In substance foreclosures, representing foreclosed real estate property for which actual title has not been received by First Midwest, are properties held as collateral over which First Midwest possesses physical control. The transfer to foreclosed real estate provides for stricter controls and monitoring of the asset balance because of more rigorous appraisal and accounting requirements. Accounting standards require that foreclosed real estate be reflected on the balance sheet at the lower of the recorded investment in the loan for which the property previously served as collateral or fair value (i.e., estimated sales price of the property less sales costs). Prior to transferring a loan to the foreclosed real estate category, a current appraisal is obtained and, if necessary, the asset is written down to fair value through the reserve for loan losses. Any subsequent adjustment to the book value of such properties is charged directly to operating expense.

  In addition to the loans summarized in Table 19, the Securities and Exchange Commission Industry Guide requires that certain other loans in the portfolio which First Midwest is monitoring but where existing conditions do not warrant classification as nonaccrual or restructured be disclosed. These loans, which totaled $22,595 at December 31, 1995, as compared to $21,889 at year-end 1994, continue to accrue interest and are specifically considered in the evaluation of the adequacy of the reserve for loan losses.

  First Midwest's discussion of FASB Statements No. 114 and No. 118 and the disclosure with respect to impaired loans is contained in Notes 1 and 7 to the Consolidated Financial Statements, beginning on pages 44 and 51, respectively.

NONINTEREST INCOME

  Noninterest income, exclusive of net security gains, increased by $1,397, or 5.3% to $27,898 in 1995 from $26,501 in 1994. The following table analyzes the components of noninterest income, excluding net security gains, for the years 1993 through 1995:

                                    TABLE 21
                        ANALYSIS OF NONINTEREST INCOME *

                                               Years ended December 31,                % Change
                                               -------------------------        -----------------------
                                                1995     1994     1993          1995-1994     1994-1993
                                               -------  -------  -------        ---------     ---------
Service charges on deposit accounts..........  $ 9,739  $10,181  $10,566          (4.3)%         (3.6)%
Trust and investment management fees.........    6,709    6,159    6,414           8.9           (4.0)
Other service charges, commissions and fees..    5,479    5,316    4,695           3.1           13.2
Mortgage banking revenues....................    3,032    2,570    5,474          18.0          (53.1)
Other income.................................    2,939    2,275    2,454          29.2           (7.3)
                                               -------  -------  -------          ----          -----
  Total noninterest income...................  $27,898  $26,501  $29,603           5.3%         (10.5)%
                                               =======  =======  =======          ====          =====

* For a discussion of Security Gains, refer to the "Securities Portfolio" section located on page 26.

  Service charges on deposit accounts, the largest component of noninterest income, consists of fees on both interest bearing and noninterest bearing deposit accounts and charges for items such as insufficient funds, overdrafts and stop payment requests. Service charges on deposit accounts include both hard dollar charges and charges assessed through account analysis, the latter of which is reduced by earnings credits indexed to a short-term treasury yield and is generally applicable to commercial deposit accounts. The decline in service charges in 1995 and 1994 is primarily due to the higher 30 day treasury rates, on average, in the current year over the prior year, resulting in higher earnings credits being given to commercial deposit customers. The lower interest rate environment in 1993 provided opposite results, when service charges on deposit accounts were at their highest level in the past three years. First Midwest formally reviews its deposit products and services in relation to the charges assessed for such products and services to ensure cost effective results. In addition, opportunities to expand the products and services offered to and charges assessed its customers are evaluated in light of competitive pressure in each of the markets it serves.

  First Midwest's Trust and Investment Management Companies provide trust and related services to its customers, acting as executor, administrator, trustee, agent, and in various other fiduciary capacities for client accounts. Trust and investment management fees, which generally follow the amount of total assets under management as well as conditions in the equity and credit markets as many fees are assessed based on the market value of managed funds, increased by 9% in 1995. Assets under management totaled $1,222,591 at December 31, 1995 up from $1,184,416 at year-end 1994 and $1,373,377 at year-end 1993. Changes in trust assets under management from year to year result from a combination of growth in new business offset by attrition in addition to market conditions impacting the valuation of the trust assets.

  The increase in other service charges, commissions and fees, which totaled 3.1% in 1995 over 1994 and 13.2% in 1994 over 1993, primarily relates to revenue generated by annuity sales operations previously conducted by CF.

  First Midwest conducts its residential real estate mortgage loan origination, sales and servicing operations through FMMC. Revenues from these operations are a major component of noninterest income and include commissions and fees from third party loan servicing, origination and other fees received at closing and realized gains on the sale of loans into the secondary market. A summary of mortgage banking revenues for the prior three years is provided below in Table 22.

                                    TABLE 22
                           MORTGAGE BANKING REVENUES

                                             Years ended December 31,
                                           ----------------------------
                                             1995      1994      1993
                                           --------  --------  --------
Servicing fees...........................  $  1,523  $  1,277  $  1,286
Gains on sales of loans..................     1,352       711     3,586
Other....................................       157       582       602
                                           --------  --------  --------

  Total mortgage banking revenues........  $  3,032  $  2,570  $  5,474
                                           ========  ========  ========

  Over the past three years, mortgage banking revenues have fluctuated as a result of volatility in mortgage loan origination and refinancing activities which reached all time high levels in 1993 due to the low interest rate environment and decreased in 1994 due to a reversal in the direction of interest rates. In particular, gains on the sales of loans into the secondary market vary significantly from period to period as they are impacted by economic cycles. The following table summarizes the residential real estate mortgage loans that were originated by First Midwest for the past three years, in addition to those loans that were sold into the secondary market with the intent to retain servicing in order to generate future fee income.

                                    TABLE 23
                         RESIDENTIAL REAL ESTATE LOANS

                                             Years ended December 31,
                                           ----------------------------
Residential real estate mortgage loans:      1995      1994      1993
                                           --------  --------  --------
Originated...............................  $270,000  $194,000  $385,000
Sold to third parties....................  $102,000  $ 72,000  $252,000
                                           ========  ========  ========

  Effective January 1, 1995, First Midwest adopted FASB No. 122, "Accounting for Mortgage Servicing Rights", which allows the capitalization of mortgage servicing rights related to internally originated residential real estate mortgage loans sold to and serviced for outside investors. Such rights were previously not capitalized and were recognized as income over the life of the asset. The impact of the adoption of FASB No. 122, which is reflected as a component of the gain on sale of loans in Table 22 above, was to increase mortgage banking revenues by approximately $800 in 1995. Additional information with respect to First Midwest's adoption of FASB No. 122 is included in Notes 1 and 6 to the Consolidated Financial Statements beginning on pages 44 and 51, respectively.

  Revenues from First Midwest's third party servicing fees increased in 1995 to $1,523 from $1,277 in 1994 and $1,286 in 1993. Servicing revenue has increased as a result of the growth in the servicing portfolio over the last three years, as shown in the following table:

                                    TABLE 24
                              SERVICING PORTFOLIO

                                                   December 31,
                                           ----------------------------
Residential real estate mortgage loans:      1995      1994      1993
                                           --------  --------  --------
Serviced for third parties...............  $546,000  $455,000  $449,000
Serviced for First Midwest's portfolio...   326,000   279,000   276,000
                                           --------  --------  --------
 Total loans serviced....................  $872,000  $734,000  $725,000
                                           ========  ========  ========


  During 1995 FMMC purchased from a third party $39 million in residential real estate loan servicing, accounting for approximately 43% of the growth experienced in the servicing portfolio since year-end 1994. The servicing portfolio is anticipated to provide a steady revenue stream that will add to the predictability of mortgage banking revenues which are tied directly to the cycle of mortgage loan originations.

  Other income increased by 29.2% in 1995 over 1994, following a 7.3% decline in 1994 over 1993. This category of miscellaneous income is comprised of various revenue sources, both recurring and nonrecurring in nature. The increase in 1995 over 1994 is attributable to a gain recorded on the sale of student loans during 1995 totaling approximately $431 as well as general emphasis on this source of income in 1995.

NONINTEREST EXPENSE

  Noninterest expense, exclusive of nonrecurring acquisition expenses in 1995 and restructure expenses in 1994, totaled $94,070 in 1995 as compared to $93,808 in 1994 and $94,038 in 1993. Noninterest expense as a percent of average assets decreased to 2.96% in 1995 from 3.14% in 1994 and 3.50% in 1993 while the efficiency ratio, defined as operating income as a percent of noninterest expense, improved to 62.7% in 1995 from 64.6% in 1994 and 63.3% in 1993. The following table analyzes the major components of noninterest expense for the years 1993 through 1995:

                                    TABLE 25
                        ANALYSIS OF NONINTEREST EXPENSE

                                        Years ended December 31,                 % Change
                                       ---------------------------     ----------------------------
                                        1995      1994      1993       1995-1994          1994-1993
                                       -------   -------   -------     ---------          ---------
Compensation expense.................  $50,487   $49,248   $47,907         2.5%               2.8%
Occupancy expense....................    6,036     5,642     5,451         7.0                3.5
Equipment expense....................    6,174     5,590     4,985        10.4               12.1
Computer processing expense..........    6,336     5,095     5,076        24.4                0.4
Professional services................    4,606     6,192     5,316       (25.6)              16.5
FDIC insurance.......................    2,745     4,738     4,638       (42.1)               2.2
Supplies & printing..................    2,483     2,108     2,149        17.8               (1.9)
Advertising and promotions...........    2,354     2,381     2,190        (1.1)               8.7
Foreclosed real estate expense, net..    1,493     1,859     4,161       (19.7)             (55.3)
Amortization expense.................    1,432     1,543     1,674        (7.2)              (7.8)
Other expenses.......................    9,924     9,412    10,491         5.4              (10.3)
                                       -------   -------   -------       -----              -----
  Subtotal...........................   94,070    93,808    94,038         0.3%              (0.2)%
                                       -------   -------   -------       -----              -----

Acquisition expense /(1)/............    4,339       ---       ---         N/M                N/M
Restructure expense /(2)/............     (810)    3,900       ---         N/M                N/M
                                       -------   -------   -------       -----              -----
  Total noninterest expense..........  $97,599   $97,708   $94,038        (0.1)%              3.9%
                                       =======   =======   =======       =====              =====

   Efficiency ratio /(3) (4)/........     62.7%     64.6%     63.3%
                                       =======   =======   =======

/(1)/ Refer to "Acquisition" section located on page 15.

/(2)/ Refer to "Company Restructuring" located on page 16.

/(3)/ Excludes nonrecurring acquisition and restructuring expenses in 1995 and 1994, respectively.

/(4)/ Excludes foreclosed real estate expense as a component of noninterest expense in the ratio numerator.

N/M - Not a meaningful ratio.

  Compensation expense, the largest component of noninterest expense, includes employee salaries and wages, retirement and other employee benefits and expense relating to temporary personnel costs. The following table analyzes the components of compensation expense for the years 1993 through 1995:

                                   TABLE 26
                        ANALYSIS OF COMPENSATION EXPENSE

                                           Years ended December 31,               % Change
                                          -------------------------    -----------------------------
                                           1995     1994     1993      1995-1994           1994-1993
                                          -------  ------   -------    ---------           ---------
Salaries and wages......................  $39,562  $38,942  $37,900        1.6%               2.7%
Retirement and other employee benefits..    9,891    9,963    9,767       (0.7)               2.0
Temporary personnel expense.............    1,034      343      240      201.5               42.9
                                          -------  -------  -------      -----               ----

 Total compensation expense.............  $50,487  $49,248  $47,907        2.5%               2.8%
                                          =======  =======  =======      =====               ====

Average full-time equivalent
 (FTE) employees........................    1,279    1,361    1,366       (6.0)%             (0.4)%
                                          =======  =======  =======      =====               ====

  Salaries and wages increased by 1.6% in 1995 over 1994. Such increase is comprised of general merit increases approximating 4% in 1995 and additional staffing of the sales division and is offset by the reduction in the support division staff levels resulting from the restructuring which took place primarily during the second and third quarters of 1995. The 1995 to 1994 reduction of 82 FTE's resulted from approximately 180 personnel separations in mid-1995 pursuant to the restructuring offset by additional sales division staff added during the year. Substantial temporary personnel expense was incurred during 1995 because of early employee separations as well as assistance required during computer conversion periods. The continuing emphasis on controlling health care benefit costs as well as reduced retirement costs due to lower levels of company profit sharing contributions in 1995 as compared to 1994 was responsible for the decline in the rate of increase in the retirement and other employee benefits expense in 1995 as compared to 1994.

  Occupancy expense increased by 7.0% in 1995 over 1994 following a 3.5% increase in 1994 over 1993. The 1995 increase resulted primarily from additional support operations space leased to facilitate First Midwest's support division operational consolidation, in addition to the attendant depreciation and leasehold expenses incurred to ready this space for use.

  Equipment expense increased by 10.4% in 1995 over 1994 and follows a 12.1% increase in 1994 over 1993. First Midwest continues to invest in computer hardware and software purchases in order to ensure that its data processing sales and support capabilities are technologically advanced in order to increase the flexibility and availability of sales and support data.

  Computer processing services increased by 24.4% in 1995 over 1994 and follows a 0.4% increase in 1994 over 1993. The 1995 increase is due to one time systems conversion and other computer processing costs incurred to facilitate the Bank consolidation activities as well as a continued expansion of internal telephone and data lines used to link First Midwest's facilities without going through the more expensive conventional third party telephone networks.

  Professional services decreased by 25.6% in 1995 from 1994 as a result of reduced legal fees related to loan remediation and other legal activities in addition to enhanced control over the use of discretionary consulting services.

  FDIC insurance expense decreased by 42.1% in 1995 over 1994 as a result of revised premium rates which were announced during the third quarter of 1995. Effective June 1, 1995, the rate applicable to the majority of the Company's deposits decreased for the remainder of 1995 from $.23 cents to $.04 cents per $100 of deposits. Rates on the Company's SAIF insured deposits remained unchanged in 1995 at $.23 cents per $100 of deposits. Additional information with respect to FDIC insurance premiums can be found in the "FDIC Insurance Premiums" section of Item 1 located on page 11.

  Supplies and printing increased by 17.8% in 1995 over 1994 due to the cost of replacing brochures, letterhead, operational forms and other printed material related to the Bank consolidation and the Company's relocation to Itasca, Illinois. While optimal inventory levels are being closely monitored, this expense may again be in excess of normal levels in 1996 due to the changes in area codes being introduced in the Chicagoland area. Such changes will require affected First Midwest locations to print customer notifications and order new forms, brochures and letterhead and make similar operational changes.

  Foreclosed real estate expense declined by 19.7% in 1995 over 1994 and followed a 55.3% decrease in 1994 over 1993. This expense category, which supported a $5.7 million principal reduction, decreased both as a result of the reduction of approximately $454 in carrying value write-downs of certain properties during the year as compared to the prior year, in addition to net gains and the sales of property sold during 1995 totaling approximately $7,554 as compared to 1994.

INCOME TAXES

  First Midwest annually develops a short-term income tax plan for the current year and updates a long term plan which addresses a three-year tax planning horizon. First Midwest's goal in tax planning is the maximization of long term, after-tax profitability on a consolidated basis and not necessarily a reduction in the absolute income tax expense recorded in the consolidated financial statements.

  First Midwest's provision for income taxes includes both federal and state corporate income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 1993 through 1995 are detailed in Table 27:

                                    TABLE 27
                         ANALYSIS OF INCOME TAX EXPENSE


                                               Years ended December 31,
                                           -------------------------------
                                            1995        1994        1993
                                           -------     -------     -------
Income before income tax expense.......... $40,469     $36,517     $36,161
Income tax expense........................ $14,784     $13,359     $11,933
Effective income tax rate.................    36.5%       36.6%       33.0%
                                           =======     =======     =======

  The increase in effective tax rate between 1993 and 1994 was due primarily to the continued decrease of income from tax-exempt municipal securities. The tax effect of reduced municipal security income continued in 1995 as compared to 1994, along with the nondeductible acquisition expenses recorded in 1995, but was offset by a significant increase in income from state tax-exempt securities which reduced state taxes in 1995. This resulted in a level overall effective tax rate from 1994 to 1995.

  Information with respect to First Midwest's adoption of Financial Accounting Standards Board Statement No. 109 can be found in Note 1 to the Consolidated Financial Statements located on page 44. Information with respect to potential bad debt reserve recapture triggered by Citizens Federal's conversion from a thrift to a national bank can be found in Note 2 to the Consolidated Financial Statements beginning on page 47.

QUARTERLY REVIEW - FOURTH QUARTER 1995 VS. 1994

Table 28 summarizes First Midwest's quarterly earnings performance for 1995 and 1994:

                                    TABLE 28
                         QUARTERLY EARNINGS PERFORMANCE

-----------------------------------------------------------------------------------------------------------------------------------
                                                1995 Quarters                                            1994 Quarters
-----------------------------------------------------------------------------------------------------------------------------------
                             Fourth           Third          Second      First       Fourth           Third      Second     First
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income........  $30,280         $29,593         $29,469     $29,225     $29,836         $28,876     $28,310   $27,545
Provision for loan losses..    3,331           3,811           2,544       1,648       3,351           1,867       1,809     1,516
Noninterest income.........    8,720           7,197           8,511       6,407       6,684           6,656       6,826     8,034
Acquisition/restructure
 expenses..................    4,339            (810)            ---         ---       3,900             ---         ---       ---

Noninterest expense........   23,933          21,978          24,533      23,626      23,165          23,368      23,279    23,995
Income tax expense.........    3,029           4,239           3,866       3,650       1,941           3,881       3,704     3,833
Net income.................  $ 4,368         $ 7,572         $ 7,037     $ 6,708     $ 4,163         $ 6,416     $ 6,344   $ 6,235
Net income from operations.  $ 8,038/(1)/    $ 7,078/(2)/    $ 7,037     $ 6,708     $ 6,542/(3)/    $ 6,416     $ 6,344   $ 6,235
Net income per share.......  $  0.32         $  0.56         $  0.52     $  0.49     $  0.31         $  0.48     $  0.47   $  0.46
NET INCOME PER SHARE
    FROM OPERATIONS........  $  0.59/(1)/    $  0.52/(2)/    $  0.52     $  0.49     $  0.48/(3)/    $  0.48     $  0.47   $  0.46

-----------------------------------------------------------------------------------------------------------------------------------
Return on average equity
 /(4)/.....................     6.97%          12.51%          12.28%      12.67%       7.91%          12.08%      11.95%    11.48%
Return on average equity
    from operations /(4)/..    12.83%/(1)/     11.69%/(2)/     12.28%      12.67%      12.43%/(3)/     12.08%      11.95%    11.48%
Return on average assets
 /(4)/.....................     0.53%           0.93%           0.89%       0.89%       0.54%           0.84%       0.85%     0.89%
Return on average assets
    from operations /(4)/..     0.98%/(1)/      0.87%/(2)/      0.89%       0.89%       0.84%/(3)/      0.84%       0.84%     0.89%
Net interest margin -
  tax equivalent /(4)/.....     4.01%           3.95%           4.06%       4.18%       4.17%           4.10%       4.16%     4.27%
-----------------------------------------------------------------------------------------------------------------------------------

-------------

/(1)/ Excludes acquisition expenses of $3,670, after tax, or $.27 per share.

/(2)/ Excludes restructure credit of $494, after tax, or $.04 per share.

/(3)/ Excludes restructure expense of $2,379, after tax, or $.17 per share.

/(4)/ Ratios are presented on an annualized basis.

/(5)/ For a discussion of the arbitrage transaction affecting net interest margin, refer to the "Net Interest Income" section located on page 18.

-------------

  First Midwest's net income for the fourth quarter of 1995 totaled $4,368 or $.32 per share which includes acquisition costs of $4,887 ($3,670, or $.27 per share, after tax). Net income from operations for the quarter, exclusive of acquisition costs, totaled $8,038, or $.59 per share and compares to net income from operations of $6,542, or $.48 per share for the fourth quarter of 1994.

  Net interest income for the fourth quarter increased by $687 after nominal increases over the first three quarters of 1995 as a result of a reduction in borrowing costs attributable to reduced rates paid on deposit products. This reduction was primarily due to a result of the runoff of higher rate deposits garnered in 1994 when interest rates were peaking.

  The provision for loan losses for the fourth quarter reflects the one time $548,000 adjustment resulting from the CF acquisition, as well as additional provisioning due to growth in the loan portfolio.

  Noninterest income increased as a result of security gains and general, across the board, improvement in service charges and fees. The security gains totaling $1.6 million taken in the fourth quarter of 1995 resulted from the sale of U.S. treasury securities with short remaining maturities of less than one year.

  Noninterest expense increased in the fourth quarter primarily as a result of approximately $600 in expenses relating to foreclosed real estate as well as a general, fourth quarter increase in operating expenses at CF and Citizens Federal. Income tax expense was recorded at an effective rate of 41% in the fourth quarter of 1995 despite higher levels of state tax exempt securities, as a result of the nondeductibility of certain of the acquisition expenses recorded in that quarter. Information with respect to the acquisition and restructure expenses recorded in the fourth quarters of 1995 and 1994, respectively, can be found in the sections entitled "Acquisition" and "Company Restructuring" located on pages 15 and 16, respectively.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CONDITION
                 (Amounts in thousands, except per share data)

                                                                                December 31,
                                                                          ------------------------
                                                                             1995           1994
                                                                          ----------    ----------
ASSETS
Cash and due from banks.................................................. $  141,336   $   112,923
Funds sold and other short-term investments..............................      7,927        17,471
Securities available for sale, at market value...........................    831,030       698,761
Securities held to maturity, at amortized cost (market value of
 $27,641 and $257,704 at December 31, 1995 and 1994, respectively).......     27,527       263,925
Loans, net of unearned discount..........................................  2,105,615     1,901,789
Reserve for loan losses..................................................    (29,194)      (25,154)
                                                                          ----------    ----------
 Net loans...............................................................  2,076,421     1,876,635

Premises, furniture and equipment........................................     47,108        42,124
Accrued interest receivable..............................................     24,786        19,492
Other assets.............................................................     51,162        69,699
                                                                          ----------    ----------
 Total assets............................................................ $3,207,297    $3,101,030
                                                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Demand deposits......................................................... $  360,895    $  354,777
 Savings deposits........................................................    251,468       282,056
 NOW accounts............................................................    262,959       301,085
 Money market deposits...................................................    285,058       222,795
 Time deposits...........................................................  1,111,678       972,813
                                                                         -----------    ----------
   Total deposits........................................................  2,272,058     2,133,526


 Short-term borrowings...................................................    649,821       727,035
 Accrued interest payable................................................     12,262        10,172
 Other liabilities.......................................................     23,923        22,130
                                                                          ----------    ----------
   Total liabilities.....................................................  2,958,064     2,892,863
                                                                          ----------    ----------

Stockholders' equity:
 Preferred stock, no par value: 1,000,000 shares authorized, none issued.        ---           ---
 Common stock, no par value: 20,000,000 shares authorized;
   14,007,291 shares issued and 13,679,747 shares outstanding at December 31, 1995; 14,030,474 shares and 13,513,117 shares,
   respectively, at December 31, 1994....................................     23,475        23,475
 Additional paid-in capital..............................................     35,516        35,680
 Retained earnings.......................................................    195,853       180,473
 Unrealized net appreciation (depreciation) on securities available for
   sale, net of tax......................................................        486       (20,784)
 Less: Treasury stock, at cost - 327,544 and 517,357 shares at
   December 31, 1995 and 1994, respectively..............................     (6,097)      (10,302)
 Less:  Common stock
  acquired by ESOP.......................................................        ---          (375)
                                                                          ----------    ----------
   Total stockholders' equity............................................    249,233       208,167
                                                                          ----------    ----------
   Total liabilities and stockholders' equity............................ $3,207,297    $3,101,030
                                                                          ==========    ==========


-------------------------------
See Notes to Consolidated Financial Statements.

                          FIRST MIDWEST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)

                                                                  Years ended December 31,
                                                            -----------------------------------
INTEREST INCOME                                                1995         1994         1993
                                                             --------     --------    ---------
Loans...................................................     $181,865     $150,306     $138,639
Securities:
 Available for sale.....................................       44,146       42,021       37,923
 Held to maturity - taxable.............................       15,017        9,293        4,210
 Held to maturity - nontaxable..........................        1,669        1,967        2,264
                                                             --------     --------    ---------
   Total interest on securities.........................       60,832       53,281       44,397
Funds sold and other short-term investments.............        2,490        1,772          916
                                                             --------     --------    ---------
   Total interest income................................      245,187      205,359      183,952
                                                             --------     --------    ---------

INTEREST EXPENSE
Savings deposits........................................        5,720        6,759        7,176
NOW accounts............................................        7,564        6,799        7,223
Money market deposits...................................        9,506        6,242        6,994
Time deposits...........................................       59,774       41,741       39,364
Short-term borrowings...................................       44,056       29,251       12,417
                                                             --------     --------    ---------
   Total interest expense...............................      126,620       90,792       73,174
                                                             --------     --------    ---------
   NET INTEREST INCOME..................................      118,567      114,567      110,778
PROVISION FOR LOAN LOSSES...............................       11,334        8,543       11,497
                                                             --------     --------    ---------
   Net interest income after provision for loan losses..      107,233      106,024       99,281
                                                             --------     --------    ---------
NONINTEREST INCOME
Service charges on deposit accounts.....................        9,739       10,181       10,566
Trust and investment management fees....................        6,709        6,159        6,414
Other service charges, commissions and fees.............        5,479        5,316        4,695
Mortgage banking revenues...............................        3,032        2,570        5,474
Security gains, net.....................................        2,937        1,700        1,315
Other...................................................        2,939        2,275        2,454
                                                             --------     --------    ---------
   Total noninterest income.............................       30,835       28,201       30,918
                                                             --------     --------    ---------

NONINTEREST EXPENSE
Salaries and wages......................................       40,596       39,285       38,140
Retirement and other employee benefits..................        9,891        9,963        9,767
Occupancy expense of premises...........................        6,036        5,642        5,451
Equipment expense.......................................        6,174        5,590        4,985
Computer processing expense.............................        6,336        5,095        5,076
FDIC insurance premiums.................................        2,745        4,738        4,638
Foreclosed real estate expense, net.....................        1,493        1,859        4,161
Supplies and printing...................................        2,483        2,108        2,149
Acquisition and restructure expenses....................        3,529        3,900          ---
Other expenses..........................................       18,316       19,528       19,671
                                                             --------     --------    ---------
   Total noninterest expense............................       97,599       97,708       94,038
                                                             --------     --------    ---------
Income before income tax expense........................       40,469       36,517       36,161
Income tax expense......................................       14,784       13,359       11,933
                                                             --------     --------    ---------
 NET INCOME.............................................     $ 25,685     $ 23,158     $ 24,228
                                                             ========     ========     ========
 NET INCOME PER SHARE...................................     $   1.89     $   1.72     $   1.76
                                                             ========     ========     ========
Weighted average shares outstanding.....................   13,598,866   13,476,882   13,746,403
                                                          ===========  ===========  ===========

-------------------------------------

See Notes to Consolidated Financial Statements.

                          FIRST MIDWEST BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (Amounts in thousands, except per share data)

                                                                                     Unrealized Net
                                                                                      Appreciation/
                                                                                     (Depreciation)
                                                                                           on                    Common
                                                                Additional             Securities                Stock
                                                       Common    Paid-in    Retained    Available   Treasury    Acquired
                                                       Stock     Capital    Earnings    for Sale      Stock      by ESOP    Total
                                                      -------   ---------   --------   ----------   --------    --------   --------
BALANCE AT DECEMBER 31, 1992......................... $23,474    $34,583    $151,234   $     --    $ (1,618)    $ (475)    $207,198

Net income...........................................      --         --      24,228         --          --         --       24,228
Dividends ($.60 per share)...........................      --         --      (7,405)        --          --         --       (7,405)
Cash dividends paid by acquiree prior
   to combination....................................      --         --        (353)        --          --         --         (353)
Stock dividends paid by acquiree prior
   to combination....................................       1      1,507      (1,508)        --          --         --           --
Implementation of change in accounting for
   marketable debt and equity securities,
   net of tax of $2,745..............................      --         --          --      4,346          --         --        4,346
Issuance of treasury stock
   through stock option exercise.....................      --        (46)         --         --         729         --          683
Tax benefits on stock options........................      --         15          --         --          --         --           15
Purchases of treasury stock..........................      --         --          --         --      (8,992)        --       (8,992)
Amortization of stock grants.........................                 --          --         --          48         --           48
Payment on ESOP loan.................................      --         --          --         --          --         50           50
                                                      -------    -------    --------   --------    --------     ------     --------
BALANCE AT DECEMBER 31, 1993.........................  23,475     36,059     166,196      4,346      (9,833)      (425)     219,818

Net income...........................................      --         --      23,158         --          --         --       23,158
Dividends ($.68 per share)...........................      --         --      (8,271)        --          --         --       (8,271)
Cash dividends paid by acquiree
   prior to combination..............................      --         --        (611)        --          --         --         (611)
Adjustment of unrealized net
   depreciation on marketable
   equity securities, net of tax
   of $13,263........................................      --         --          --    (25,130)         --         --      (25,130)
Issuance of treasury stock through stock
   option exercise, employee benefit and
   other plan purchases..............................      --       (434)         --         --       3,526         --        3,092
Tax benefits on stock options........................      --         55          --         --          --         --           55
Purchases of treasury stock..........................      --         --          --         --      (4,043)        --       (4,043)
Amortization of stock grants.........................      --         --          --         --          48         --           48
Payment on ESOP loan.................................                                                               50           50
                                                      -------    -------    --------   --------    --------     ------     --------
BALANCE AT DECEMBER 31, 1994.........................  23,475     35,680     180,472    (20,784)    (10,302)      (375)     208,166

Net income...........................................      --         --      25,685         --          --         --       25,685
Dividends ($.76 per share)...........................      --         --      (9,362)        --          --         --       (9,362)
Cash dividends paid by acquiree
   prior to combination..............................      --         --        (942)        --          --         --         (942)
Adjustment of unrealized net
   appreciation on securities
   available for sale, net
    of tax of $13,558................................      --    (21,270)         --       --          --         --       21,270
Issuance of treasury stock through
    stock option exercise, employee benefit
    and other plan purchases.........................      --       (429)         --         --       1,785         --        1,356
Tax benefits on stock options........................      --        289          --         --          --         --          289
Sale of treasury stock...............................      --         --          --         --       2,697         --        2,697
Purchases of treasury stock..........................      --        (24)         --         --        (374)        --         (398)
Amortization of stock grants.........................      --         --          --         --          97         --           97
Payment on ESOP loan.................................      --         --          --         --          --        375          375
                                                      -------    -------    --------   --------    --------     ------     --------
BALANCE AT DECEMBER 31, 1995......................... $23,475    $35,516    $195,853   $    486    $ (6,097)    $   --     $249,233
                                                      =======    =======    ========   ========    ========     ======     ========

-------------------------------

See Notes to Consolidated Financial Statements.

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                                 Years ended December 31,
                                                                                         -----------------------------------------
OPERATING ACTIVITIES                                                                       1995            1994            1993
                                                                                         ---------       ---------       ---------
Net income.............................................................................  $  25,685       $  23,158       $  24,228
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for loan losses.............................................................     11,334           8,543          11,497
 Provision for depreciation and amortization...........................................      5,903           5,156           4,693
 Net premium and discount amortization (accretion) of securities.......................       (902)           (906)          3,002
 Net gains on securities available for sale transactions...............................     (2,936)         (1,678)         (1,125)
 Net gains on securities held to maturity transactions.................................         (1)            (21)           (190)
 Net (gains) losses on sales of premises, furniture and equipment......................       (129)           (208)            (91)
 Net pension cost (income).............................................................         (5)            145             151
 Net (decrease) in deferred income taxes...............................................     (2,802)         (1,342)           (935)
 Net amortization of purchase accounting adjustments, goodwill and other intangibles...      1,470           1,328           1,617
Changes in operating assets and liabilities:
 Net (increase) decrease in loans held for sale........................................    (15,158)          6,214          (5,645)
 Net (increase) decrease in accrued interest receivable................................     (5,294)         (2,521)            971
 Net (increase) decrease in other assets...............................................     (1,728)         (6,794)          2,050
 Net increase (decrease) in accrued interest payable...................................      2,090           1,980            (119)
 Net increase (decrease) in other liabilities..........................................      4,901            (195)          1,558
                                                                                         ---------       ---------       ---------
   Net cash provided by operating activities...........................................     22,428          32,859          41,662
                                                                                         ---------       ---------       ---------
INVESTING ACTIVITIES
Securities available for sale:
 Proceeds from sales...................................................................    583,279         208,772         160,359
 Proceeds from maturities and paydowns.................................................    186,772         163,368         189,511
 Purchases.............................................................................   (686,686)       (340,983)       (675,850)
Securities held to maturity:
 Proceeds from sales...................................................................         --          41,722           7,682
 Proceeds from maturities and paydowns.................................................    236,480          81,320         118,171
 Purchases.............................................................................   (177,019)       (187,834)        (34,156)
Loans made to customers, net of principal collected....................................   (198,106)       (222,334)       (148,209)
Proceeds from sales of foreclosed real estate..........................................      7,065          13,523          13,932
Proceeds from sales of premises, furniture and equipment...............................        176             717             369
Purchases of premises, furniture and equipment.........................................    (10,950)         (6,943)         (7,189)
                                                                                         ---------       ---------       ---------
   Net cash used in investing activities...............................................    (58,989)       (248,672)       (375,380)
                                                                                         ---------       ---------       ---------
FINANCING ACTIVITIES
Net increase in deposit accounts.......................................................    138,532          66,784          54,679
Net increase (decrease) in short-term borrowings.......................................    (77,214)        160,044         308,837
Purchases of treasury stock............................................................       (398)         (4,044)         (8,992)
Cash dividends.........................................................................    (10,304)         (8,882)         (7,758)
Sale of treasury stock.................................................................      2,697              --              --
Exercise of stock options..............................................................      1,742           3,196             746
Other capital changes..................................................................        375              50              50
                                                                                         ---------       ---------       ---------
   Net cash provided (used) by financing activities....................................     55,430         217,148         347,562
                                                                                         ---------       ---------       ---------
   Net increase in cash and cash equivalents...........................................     18,869           1,335          13,844
   Cash and cash equivalents at beginning of the year..................................    130,394         129,059         115,215
                                                                                         ---------       ---------       ---------
   Cash and cash equivalents at end of the year........................................  $ 149,263       $ 130,394       $ 129,059
                                                                                         =========       =========       =========
Supplemental disclosures:
Income taxes paid......................................................................  $  15,652       $  15,248       $  15,801
Interest paid to depositors and creditors..............................................    124,530          88,812          73,293
Non-cash transfers of loans to foreclosed real estate..................................      1,695           7,466           8,264
Non-cash transfers of securities held to maturity to the available for sale category...    180,889              --         157,873
Non-cash transfers of securities available for sale to the held to maturity category...         --          86,522              --
                                                                                         =========       =========       =========


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of First Midwest and its Subsidiaries (the "Affiliates") conform to generally accepted accounting principles and general practice within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principals requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts and results of operations of First Midwest after elimination of all significant intercompany accounts and transactions. Assets held by Affiliates in a fiduciary or agency capacity are not assets of the Affiliates and, accordingly, are not included in the consolidated financial statements.

BASIS OF PRESENTATION - Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform to the 1995 presentation. First Midwest uses the accrual basis of accounting for financial reporting purposes, except for immaterial sources of income and expense which are recorded when received or paid.

On December 20, 1995, First Midwest acquired CF Bancorp, Inc. ("CF"), whose principal subsidiary was Citizens Federal Savings Bank ("Citizens Federal"), in a transaction accounted for as a pooling of interests. Accordingly, prior period financial statements and other financial disclosures have been restated as if the combining entities had been consolidated for all periods presented.

SECURITIES - Securities which Management believes could be sold prior to maturity in order to manage interest rate risk, prepayment or liquidity risk are classified as securities available for sale and are carried at fair market value with unrealized gains and losses reported as a component of stockholders' equity. Held to maturity securities, which include any security for which First Midwest has the positive intent and ability to hold until maturity, are valued at historical costs adjusted for amortization of premium and accretion of discount computed principally using the interest method, adjusted for actual prepayments, if any. A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a charge to earnings thereby establishing a new cost basis for such security. First Midwest has no trading account securities. Gain or loss on the sale of securities is determined based on the adjusted cost of the specific security sold.

LOANS - Loans are carried at the principal amount outstanding, net of unearned income, including certain deferred loan fees. Unearned discount on certain consumer installment loans is credited to income over the term of the loan using the level yield method. Interest income on loans is accrued based on principal amounts outstanding.

Generally a loan, including an impaired loan, is classified as nonaccrual and the accrual of interest thereon discontinued when, in the opinion of Management, there is reasonable doubt as to the timely collection of interest or principal. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the reserve for loan losses. Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Nonaccrual loans are returned to an accrual status when, in the opinion of Management, the financial condition of the borrower and other relevant factors indicate there is no longer reasonable doubt as to the timely payment of principal or interest.

LOANS HELD FOR SALE - First Midwest originates residential real estate mortgage loans which are to be sold in the secondary market, including loans secured under programs with the Federal Home Loan Mortgage Corporation ("FHLMC"), and the Federal National Mortgage Association ("FNMA"). Mortgage loans held for sale may be hedged with forward sales commitments in order to minimize interest rate market exposure by contracting for the sale of loans in the future at specific prices. Gains and losses from hedging transactions on residential real estate mortgage loans held for sale are included in the cost of the loans in determining the gain or loss when the loans are sold. Residential real estate mortgage loans held for sale, carried at the lower of aggregate cost or fair value, are included in the real estate mortgage loan category, as detailed in
Note 6 to the Consolidated Financial Statements.

RESERVE FOR LOAN LOSSES - The reserve for loan losses is increased by provisions charged to operating expenses, decreased by charge-offs, net of recoveries, and is available for losses incurred on loans, including certain accrued interest receivable.

The reserve for loan losses is maintained in an amount that Management believes is adequate to absorb potential loan losses. The provision for loan losses is based on Management's judgment as to the adequacy of the reserve for loan losses, after considering such factors as the volume and character of the portfolio, present and prospective financial condition of the borrowers, general economic conditions and past loan loss experience.

FORECLOSED REAL ESTATE - Foreclosed real estate totaled $4,752 and $10,441 at December 31, 1995, and 1994, respectively, includes properties acquired in partial or total satisfaction of certain loans and is included in other assets in the accompanying consolidated statements of condition. Properties are recorded at the lower of the recorded investments in the loans for which the properties previously served as collateral or the fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Any writedowns in the carrying value of a property at the time of acquisition are charged against the reserve for loan losses. The carrying value of foreclosed real estate properties is periodically reviewed by Management. Any write-downs of the properties subsequent to acquisition, as well as gains or losses on disposition and income or expense from the operations of foreclosed real estate, are recognized in operating results in the period they are realized.

PREMISES, FURNITURE AND EQUIPMENT - Premises, furniture and equipment are stated at cost less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Gains and losses on dispositions are reflected in other income and other expense, respectively. Maintenance and repairs are charged to operating expenses as incurred.

ASSET VALUATION ADJUSTMENTS - First Midwest has accounted for the acquisition of certain bank assets and liabilities using the purchase method of accounting.
The assets acquired and liabilities assumed have been adjusted to their fair market value at the date of acquisition. Net asset valuation adjustments are being accreted and amortized over the estimated remaining useful lives of the affected assets.

GOODWILL AND OTHER INTANGIBLES - Goodwill, representing the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting, is being amortized using the straight-line method over periods not exceeding twenty years. At December 31, 1995 and 1994, goodwill totaling approximately $13,675 and $14,734, respectively, is included in other assets in the accompanying consolidated statements of condition. At December 31, 1995, the average remaining life of unamortized goodwill was 13 years.

Core deposit intangibles, representing the premium associated with the acquisition of certain deposit liabilities, are being amortized to operating expense on an accelerated basis over the average lives of such deposit liabilities. At December 31, 1995 and 1994, core deposit intangibles totaling approximately $894 and $1,141, respectively, are included in other assets in the accompanying consolidated statements of condition.

Goodwill and other intangibles, which collectively represent less than 1% of total assets, are periodically assessed for recoverability through review of various economic factors to determine whether any impairment exists.

INTEREST RATE EXCHANGE AGREEMENTS ("SWAPS") - First Midwest enters into interest rate swaps as a hedging activity to manage interest rate exposure arising from changes in market interest rates. The net interest differential paid or received in connection with the interest rate swaps represents yield related payments and is accrued to interest income or interest expense on the underlying asset or liability being hedged. Information with respect to First Midwest's use of interest rate swaps is contained in Note 14, located on page 57.

INCOME TAXES - In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement No. 109, "Accounting for Income Taxes" (FASB No. 109). Under FASB No. 109 deferred income tax assets and liabilities are computed annually for differences between financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

Effective January 1, 1993 First Midwest adopted FASB No. 109. Citizens Federal adopted FASB No. 109 effective July 1, 1993; prior to adoption, Citizens Federal accounted for income taxes pursuant to Accounting Principles Board Opinion No.
11. The adoption of FASB No. 109 did not have a material impact on the 1993 consolidated financial statements.

First Midwest and its subsidiaries file a consolidated federal income tax return. The intercompany settlement of taxes paid is based on tax sharing agreements which generally allocate taxes to each entity on a separate return basis.

INCOME PER SHARE - Income per share is computed by dividing net income by the weighted average number of shares outstanding during each period, as adjusted for stock splits. The dilutive effect of outstanding stock options on any year presented is not material.

STATEMENTS OF CASH FLOWS - For purposes of the statements of cash flows, cash and cash equivalents have been defined by Management to include cash and due from banks, funds sold and other short-term investments.

ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - Effective January 1, 1995, First Midwest adopted FASB Statement No. 114 "Accounting by Creditors for Impairment of a Loan', and FASB No. 118, which amends Statement No. 114. These Statements address the accounting by creditors for an impaired loan by specifying how the reserve for loan losses related to such loan should be determined. The statements apply to all loans that are identified for evaluation except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, including residential mortgage and consumer installment loans. A loan is considered impaired when it is probable that a creditor will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. The amount of impairment is the difference between a creditor's recorded investment in a loan and the present value of expected future cash flows from such loan or, as a practical expedient, at either such loan's observable market price or the fair value of the collateral supporting such loan. These Statements also prescribe the accounting treatment for certain loans that are restructured in a troubled debt restructuring and impose new rules with respect to the classification of in-substance foreclosed loans. First Midwest's disclosure with respect to the Statements is contained in Note 7, located on page 51.

ACCOUNTING FOR MORTGAGE SERVICING RIGHTS - Effective January 1, 1995, First Midwest adopted FASB Statement No. 122 ("FASB No. 122") "Accounting for Mortgage Servicing Rights". FASB No. 122 amended Statement No. 65 "Accounting for Certain Mortgage Banking Activities" to require that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired, eliminating the previously existing accounting distinctions between servicing rights acquired through purchase transactions and those acquired through loan originations. The Statement also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair market value of those rights. Impairment is recognized through a valuation allowance established through a charge to expense. First Midwest's disclosure with respect to FASB No. 122 is contained in Note 6, located on page 51.

ACCOUNTING FOR STOCK-BASED COMPENSATION - During 1995, the FASB issued Statement No. 123 ("FASB No. 123") "Accounting for Stock-Based Compensation" which provides new accounting guidelines governing the treatment of employee stock options. FASB No. 123 gives companies the choice of either (1) adopting a new fair value method of accounting for employee stock options and expensing any related compensation costs in the income statement; or (2) continuing to apply Accounting Principles Board Opinion No. 25 (the former guideline), in which employee stock option-related compensation cost is generally not recorded or recognized. Under the latter situation, a company would be required to apply the provisions of Statement No. 123 for footnote disclosure purposes. The footnote requirements include the disclosure of the proforma net income and, if earnings per share is presented, proforma earnings per share, as if Statement No. 123 had been used to account for the cost of stock-based compensation.

The disclosure requirements are effective for financial statements beginning after December 15, 1995 or for the first year the statement is adopted, whichever comes first. The proforma net income and earnings per share disclosures must include the affects of all awards granted in fiscal years beginning after December 15, 1994. Such disclosures do not need to be included in the financial statements for that fiscal year but must be subsequently presented whenever financial statements for that fiscal year are presented for comparative purposes.

First Midwest has not determined whether it will adopt FASB No. 123 but will comply with the proforma and other disclosure requirements at year-end 1996 should it elect not to adopt the same.

ACCOUNTING FOR IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS - During 1995, the FASB issued Statement No. 121 ("FASB No. 121") "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of". FASB No. 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used, and assets of which are to be disposed. Effective for financial statements issued for fiscal years beginning after December 15, 1995, FASB No. 121 is not anticipated to have a significant impact on the financial results of First Midwest.

2. ACQUISITION

Pursuant to the acquisition of CF on December 20, 1995, accounted for as a pooling of interest, each share of common stock of CF was converted into 1.4545 shares of First Midwest, with 1,339,989 First Midwest shares being issued to CF stockholders.

Prior to restatement, gross revenues (the sum of net interest income and noninterest income), net income and net income per share from operations, exclusive of acquisition and restructure expenses previously described, for First Midwest and CF on a stand-alone basis were as follows:

                                                        Year ended December 31,
                                                        -----------------------
                                                           1995         1994
                                                        ----------   ----------
First Midwest:
        Gross revenue................................   $  139,863   $  134,065
        Net income from operations...................       25,842       22,747
        Net income per share from operations.........         2.11         1.87
                                                        ==========   ==========

CF:
        Gross revenue................................   $    9,539   $    8,703
        Net income from operations...................        3,019        2,790
                                                        ==========   ==========

In connection with the acquisition, First Midwest recorded $4,887 in costs consisting of $4,339 in acquisition expenses and $548 in provisions for loan losses incident to conforming Citizen Federal's credit policies to First Midwest's. The acquisition expenses, certain of which are nondeductible for income tax purposes, consist of the following:

Acquisition Expenses:
---------------------

       Executive agreements..................................  $    1,290
       Employee severance....................................         545
       Outplacement and other employee costs.................         275
       Bad debt reserve recapture............................         992
       Investment advisor fees...............................         410
       Legal, accounting and other professional fees.........         827
                                                               ----------
                                                               $    4,339
                                                               ==========

The executive agreements expense represents the amounts due to certain CF officers under their former employment agreements. Such payments will be paid out on a monthly basis during 1996 and 1997 for a period not to exceed 24 months.

Citizens Federal, with assets of $220 million and offices in Davenport and Bettendorf, Iowa, is currently planned to be converted to a national bank and merged into First Midwest Bank, N.A. (the "Bank") in 1996. The employee severance costs represents the reduction in work force resulting from the planned conversion and merger. The amount expensed represents the aggregate severance for approximately 40 employees who have been formally notified of a position elimination and is based on the severance policy in effect for CF at the time of acquisition, contractually assumed by First Midwest, which generally provides for one month of severance for each year or substantial year worked. Outplacement and other employee costs include ancillary costs to be paid to CF's officers and employees relating to insurance continuation agreements and other related contracts in effect which were also contractually assumed by First Midwest.

The bad debt reserve recapture represents the after-tax cost incident to Citizens Federal's converting from a thrift institution to a national bank.
Upon conversion, the institution becomes subject to recapture of all or a portion of its bad debt reserve and would be required to immediately record, for financial accounting purposes, a current or deferred tax liability for the amount of recaptured taxes for which liabilities previously have not been recorded. Citizen Federal's conversion from a thrift to a national bank, as contemplated by the acquisition contract and as currently planned, would take place in 1996 prior to its merger with the Bank. In late 1995, legislation was introduced in Congress under which pre-1988 bad debt reserves of thrifts would not be subject to recapture upon conversion to a national bank. The legislation was a part of the budget reconciliation bill which was vetoed by President Clinton in December, 1995. The bad debt legislation may be reconsidered in 1996 as a separate bill or as part of a revised budget bill with the likelihood of passage being unknown at this time. Importantly, enactment of such legislation would eliminate the need for the bad debt reserve recapture portion of the acquisition expenses and permit its reversal.

Investment advisor and legal, accounting and other professional fees represent fees paid to consummate the acquisition.

3. COMPANY RESTRUCTURING

During 1994, First Midwest announced a major plan of restructuring intended to improve financial performance and better position it for future growth that the Company anticipates. The restructuring plan included the merger of First Midwest's four national bank affiliates into a single bank together with the consolidation of support, and clerical functions previously administered across the Company. A pretax restructure charge in the amount of $3,900 ($2,379 after tax) was recorded during the fourth quarter of 1994 to establish a reserve for various restructuring expenses incident to this consolidation. Payments against such reserve during 1995 totaled $3,090 and were comprised of $2,780 in severance, early retirement and related costs, $270 in lease termination and other exit costs and $40 in legal and professional fees. An adjustment to the reserve totaling $810 was recorded in the third quarter of 1995, representing accrued expenses in excess of actual payouts relating to reduced outplacement usage and certain accelerated employee termination dates. The balance of the reserve was fully utilized in the fourth quarter of 1995.

The single bank operating unit resulting from the restructuring was named, First Midwest Bank, National Association and is comprised of two Divisions, a Sales Division made up of four geographical regions and a Support Division comprised of various functional departments. In the restructure and consolidation process, approximately 15% of total Company positions existent as of September 30, 1994 were eliminated.

4.  REGULATORY MATTERS

Banking regulations and capital guidelines limit the amount of dividends that may be paid by banks. As of December 31, 1995, these regulations and guidelines would permit the Bank to distribute approximately $17 million plus 1996 net income, without prior approval from its primary banking regulator. Future payment of dividends by the Bank would be dependent on individual regulatory capital requirements and levels of profitability. Since First Midwest is a legal entity, separate and distinct from its Bank Affiliate, the dividends of First Midwest are not subject to such bank regulatory guidelines.

The Bank is required to maintain reserve balances at the Federal Reserve Bank based upon deposit levels and other factors. Included in cash and due from banks at December 31, 1995 and 1994 are balances totaling $29,655 and $12,708, respectively, which represent the aggregate amount of reserve balances, including required reserves, that the Bank maintains as a member of the Federal Reserve System.

5. SECURITIES

SECURITIES AVAILABLE FOR SALE - The amortized cost value and market value of securities available for sale at December 31, 1995 and 1994 are as follows:

                                             December 31, 1995                               December 31, 1994
                               -------------------------------------------     ---------------------------------------------
                                            Gross       Gross                               Gross       Gross
                               Amortized  Unrealized  Unrealized    Market     Amortized  Unrealized  Unrealized      Market
                                 Cost       Gains      Losses       Value         Cost       Gains      Losses        Value
                               ---------  ----------  ----------   --------    ---------  ----------  ----------     --------
U.S. Treasury securities.....  $188,854     $  803     $    --     $189,657     $134,204     $ --      $ (2,666)     $131,538
U.S. Agency securities.......   266,534        620        (279)     266,875       10,020       --          (705)        9,315
Mortgage-backed securities...   369,888        876      (1,248)     369,516      566,632       87       (27,882)      538,837
Other securities.............     4,958         24          --        4,982       19,738      107          (774)       19,071
                               --------     ------     -------     --------     --------     ----      --------      --------
   Total.....................  $830,234     $2,323     $(1,527)    $831,030     $730,594     $194      $(32,027)     $698,761
                               ========     ======     =======     ========     ========     ====      ========      ========

The increase in the securities available for sale portfolio at year end 1995 from year end 1994 is attributable to a reclassification of securities from the held to maturity portfolio to the available for sale portfolio. Securities with an amortized cost of approximately $93,000 were transferred as a result of the acquisition of CF, conforming the securities acquired to First Midwest's interest rate and credit risk policies. At the time of transfer, the net unrealized loss on these securities totaled $132. The remainder of the reclassification, with an amortized cost totaling $88,000, was made pursuant to the FASB's pronouncement that allowed entities to reassess the appropriateness of the classification of all securities. At the date of transfer, December 21, 1995, these securities had a net unrealized gain totaling $170.

The following schedule summarizes the maturity distribution, by amortized cost and market value, of securities available for sale at December 31, 1995:

                               U.S. Treasury                U.S. Agency               Mortgage Backed               Other
                                 Securities                 Securities                   Securities               Securities
                           ----------------------      ----------------------      ----------------------    --------------------
                           Amortized      Market       Amortized      Market       Amortized      Market      Amortized    Market
                             Cost         Value          Cost         Value          Cost         Value         Cost       Value
                           ---------     --------      ---------     --------      ---------     --------     ---------    ------
One year or less.........  $ 88,983      $ 89,048      $180,881      $180,637      $368,569      $368,219      $1,147      $1,147
One year to five years...    99,871       100,609        85,653        86,238         1,319         1,297          --          --
Five years to ten years..        --            --            --            --            --            --          --          --
Over ten years...........        --            --            --            --            --            --       3,811       3,835
                           --------      --------      --------      --------      --------      --------      ------      ------
   Total.................  $188,854      $189,657      $266,534      $266,875      $369,888      $369,516      $4,958      $4,982
                           ========      ========      ========      ========      ========      ========      ======      ======


Variable rate securities which, generally are subject to reprice on a monthly basis, are included in the one year or less category in the table above. Actual maturities may differ from that reflected in the table above due to securities with call features which are assumed to be held to contractual maturity for maturity distribution purposes.

Proceeds from the sales, maturities and paydowns of securities available for sale in 1995, 1994 and 1993 were $770,051, $372,140 and $349,870, respectively.
Gross gains and losses realized on those sales totaled $3,955 and ($1,019) in 1995, and $2,220 and ($541) in 1994, and $1,270 and ($145) in 1993.

SECURITIES HELD TO MATURITY - The amortized cost and market value of securities held to maturity at December 31, 1995 and 1994 are as follows:

                                             December 31, 1995                                 December 31, 1994
                                 ------------------------------------------     -----------------------------------------------
                                              Gross      Gross                                Gross      Gross
                                 Amortized  Unrealized Unrealized   Market      Amortized   Unrealized Unrealized       Market
                                   Cost        Gains     Losses      Value        Cost         Gains     Losses         Value
                                 ---------  ---------- ----------   -------     ---------   ---------- ----------      --------
U.S. Treasury securities........  $   828      $  8      $  --      $   836      $    721      $ --      $    (9)      $    712
U.S. Agency securities..........       --        --         --           --        51,149        --         (304)        50,845
Mortgage backed securities......       --        --         --           --       170,720       192       (6,107)       164,805
State and municipal securities..   14,403       320       (241)      14,482        25,731       324         (351)        25,704
Other securities................   12,296        27         --       12,323        15,604        42           (8)        15,638
                                  -------      ----      -----      -------      --------      ----      -------       --------
   Total........................  $27,527      $355      $(241)     $27,641      $263,925      $558      $(6,779)      $257,704
                                  =======      ====      =====      =======      ========      ====      =======       ========

Securities held to maturity decreased to $27,527 at December 31, 1995 as compared to $263,925 at December 31, 1994. The decrease is attributable to a reclassification of securities from the held to maturity portfolio to the available for sale portfolio on December 21, 1995. Additional information with respect to such reclassification can be found in the previous section entitled "Securities Available for Sale".

The following schedule summarizes the maturity distribution, by amortized cost and market value, of securities held to maturity at December 31, 1995:

                             U.S. Treasury           State & Municipal                   Other
                              Securities                 Securities                    Securities
                          -------------------     ------------------------      ------------------------
                          Amortized    Market     Amortized        Market       Amortized        Market
                            Cost        Value       Cost            Value         Cost            Value
                          ---------    ------     ---------        -------      ---------        -------
One year or less..........  $250        $251         $6,433         $6,504        $    50        $    51
One year to five years....   578         585          3,292          3,131            300            312
Five years to ten years...    --          --          1,819          1,881             --             --
Over ten years............    --          --          2,859          2,966         11,946         11,960
                            ----        ----        -------        -------        -------        -------
Total.....................  $828        $836        $14,403        $14,482        $12,296        $12,323
                            ====        ====        =======        =======        =======        =======

Actual maturities may differ from that reflected in the table above due to securities with call features which are assumed to be held to contractual maturity for maturity distribution purposes.

Proceeds from sales, calls, paydowns and maturities of securities held to maturity during 1995, 1994 and 1993 were $236,480, $123,042 and $125,853, respectively. Proceeds from the sale of securities held to maturity in 1995 and 1994 represent securities sold within ninety days of contractual maturity; no gains or losses resulted from such sales. During 1995, calls on municipal securities classified as held to maturity resulted in gross gains of $1; in 1994 such calls resulted in gross gains and losses of $22 and $(1), respectively. Gross gains and losses on securities held to maturity totaled $236 and $(46) in 1993.

The book value of securities available for sale, securities held to maturity and securities purchased under agreements to resell, which were pledged to secure deposits and for other purposes as permitted or required by law at December 31, 1995 and 1994 totaled $593,156 and $511,270, respectively.

6. LOANS

The following table provides the book value of loans, by major classification, at December 31, 1995 and 1994:

                                              December 31,
                                        ------------------------
                                           1995          1994
                                        ----------    ----------
Commercial and industrial.............  $  625,210    $  514,628
Agricultural..........................      32,111        33,546
Consumer..............................     568,344       546,794
Real estate - mortgage................     767,140       722,169
Real estate - construction............      98,688        71,686
Tax-exempt............................      12,416         9,014
Other.................................       1,706         3,952
                                        ----------    ----------
   Loans, net of unearned discount....  $2,105,615    $1,901,789
                                        ==========    ==========

Real estate-mortgage loans in the table above include commercial real estate mortgages totaling $422,073 and residential real estate mortgages totaling $345,067, of which $20,011 are held for sale.

Effective January 1, 1995, First Midwest adopted FASB No. 122 "Accounting for Mortgage Servicing Rights", which allows capitalization of mortgage servicing rights related to internally originated residential real estate mortgage loans sold to and serviced for outside investors. First Midwest's mortgage servicing rights are carried at fair value which approximate $1,284 at December 31, 1995. Such servicing rights are amortized over the average life of the loans serviced which approximates seven years.

Based upon current fair values, capitalized mortgage servicing rights are periodically assessed for impairment, which is recognized in income during the period in which impairment occurs by establishing a corresponding valuation allowance. For purposes of performing an impairment evaluation, the mortgage servicing rights portfolio is stratified based upon various loan portfolio risk characteristics. As of December 31, 1995, the valuation allowance for mortgage servicing rights totaled $234, resulting in a net fair value of capitalized servicing rights of $1,050 at year end.

The book value of loans that were pledged to secure deposits and for other purposes as required or permitted by law totaled $227,179 and $84,776 at December 31, 1995 and 1994, respectively.

7. RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

Transactions in the reserve for loan losses during the years ended December 31, 1995, 1994 and 1993 are summarized below:

                                                   Years ended December 31,
                                                 -----------------------------
                                                   1995      1994       1993
                                                 --------   -------   --------
Balance at beginning of year...................  $ 25,154   $22,756   $ 22,454
  Loans charged-off............................   (10,018)   (8,494)   (13,715)
  Recoveries on loans previously charged-off...     2,724     2,349      2,520
                                                 --------   -------   --------
    Net charge-offs............................    (7,294)   (6,145)   (11,195)
  Provision for loan losses....................    11,334     8,543     11,497
                                                 --------   -------   --------
Balance at end of year.........................  $ 29,194   $25,154   $ 22,756
                                                 ========   =======   ========

At December 31, 1995, the reserve for loan losses totaled $29,194 and consisted of specific reserves for impaired loans of $2,201, general allocated reserves of $8,490 and unallocated reserves of $18,503. An explanation of the methodology used to determine the level of the reserve for loan losses is provided in the "Provision and Reserve for Loan Losses" section located on page 30.

The recorded investment in loans determined to be impaired at December 31, 1995 totaled $16,785. For a definition of impairment, in addition to methods of measuring the amount of impairment, refer to the section entitled "Accounting by Creditors for Impairment of a Loan" in Note 1 to the consolidated financial statements located on Page 44. Of such $16,785, $9,641 have collateral values less than the recorded investment in such loans for which a specific loan loss reserve of $2,201 is maintained; the $7,144 balance of impaired loans have collateral values equal to or greater than the recorded investment in such loans. Further, of the $16,785 in impaired loans, $8,868 were classified as nonaccrual and $7,917 as restructured.

For the year ended December 31, 1995, the average recorded investment in impaired loans $16,320. For the same period, interest income recorded on such loans totaled $642, of which $38 is recorded as a receivable at year end.

8.  PREMISES, FURNITURE AND EQUIPMENT

The cost, accumulated depreciation and net book value of premises, furniture and equipment at December 31, 1995 and 1994 are summarized as follows:

                                   December 31
                               -------------------
                                 1995       1994
                               --------    -------
Land.........................  $ 13,350    $12,274
Premises.....................    41,827     40,568
Furniture and equipment......    30,468     28,487
                               --------    -------
   Total cost................    85,645     81,329
Accumulated depreciation.....   (38,537)   (39,205)
                               --------    -------
   Net book value............  $ 47,108     42,124
                               ========    =======

9. SHORT-TERM BORROWINGS

Funds purchased and repurchase agreements are short-term borrowings that generally mature within 90 days from the dates of issuance; other short-term borrowings generally mature within 30 days. The following is a summary of short-term borrowings at December 31, 1995 and 1994:

                                       December 31,
                                    -------------------
                                      1995       1994
                                    --------   --------
Repurchase agreements.............  $506,528   $563,929
Funds purchased...................    30,000     96,000
Other short-term borrowings.......   113,293     67,106
                                    --------   --------
   Total short-term borrowings....  $649,821   $727,035
                                    ========   ========

Not included in the above table are unused short-term credit lines available to First Midwest Affiliates totaling $100 million at December 31, 1995, exclusive of certain correspondent bank and Federal Reserve discount window borrowing facilities.

The following is a schedule of repurchase agreements and related securities sold under repurchase agreements, which includes accrued interest, as of December 31, 1995. The schedule presents the book value and market value of each type of security sold under agreements to repurchase by selected maturity dates:

                                                    Maturities of Securities Sold Under Repurchase Agreements
                               ------------------------------------------------------------------------------------------------
                                Overnight    1-30 Days        31-90 Days             Over 90 Days                 Total
                               ------------  ---------    -------------------     -------------------     ---------------------
                                  Book         Book        Book       Market       Book       Market       Book        Market
                                 Value(1)    Value(1)      Value       Value       Value       Value       Value       Value(2)
                               ------------  ---------    -------     -------     -------     -------     --------     --------
U.S. Treasury securities.......  $14,650     $ 37,584     $28,808     $28,802     $24,038     $24,056     $105,080     $105,092
Securities of U.S. government
   agencies and corporation....   84,607      261,455      37,141      36,702      22,338      22,164      405,541      404,928
                                 -------     --------     -------     -------     -------     -------     --------     --------
     Total.....................  $99,257     $299,039     $65,949     $65,504     $46,376     $46,220     $510,621     $510,020
                                 -------     --------     -------     -------     -------     -------     --------     --------
Repurchase agreements..........  $99,807     $295,377     $64,355                 $46,989                 $506,528
                                 =======     ========     =======                 =======                 ========

(1) For securities in the overnight and 1-30 day maturity categories book value approximates market value.
(2) Market value includes the amounts reflected in the overnight and 1-30 day maturity categories.

As of December 31, 1995 First Midwest did not have amounts at risk under repurchase agreements with any individual counter-party or group of related counter-parties which exceeded 10% of stockholders' equity.

10. RETIREMENT PLANS

A summary of the First Midwest retirement plans, including the funding policies and benefit information, is presented below:

First Midwest Savings and Profit Sharing Plan (Profit Sharing Plan)

The Profit Sharing Plan covers substantially all full-time employees, provides for retirement benefits based upon vesting requirements with full vesting after 7 years and allows for contributions by participants of up to 10% of defined compensation on a tax sheltered basis under the provisions of Section 401 of the Internal Revenue Code.

First Midwest provides a guaranteed contribution to the Profit Sharing Plan of 2% of defined compensation of the participants, and a discretionary contribution of up to an additional 13%, based upon both individual Affiliate performance and the overall consolidated performance of First Midwest.

First Midwest Pension Plan (Pension Plan)

The Pension Plan covers substantially all full-time employees, is noncontributory, and provides for retirement benefits based upon years of service and compensation levels of the participants.

The following table sets forth the Pension Plan's funded status for the periods noted:

                                                                                       December 31,
                                                                                     -----------------
                                                                                      1995      1994
                                                                                     -------   -------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested benefits of $4,709 and $4,484 for 1995 and 1994, respectively................................................  $(5,373)  $(5,021)
                                                                                     =======   =======
   Projected benefit obligation for service rendered to date.......................  $(7,661)  $(6,911)
   Plan assets at fair value, primarily U.S. Government bonds and
    listed stocks..................................................................    8,819     8,949
                                                                                     -------   -------
   Plan assets in excess of projected benefit obligations..........................  $ 1,158   $ 2,038
   Unrecognized prior service cost.................................................     (672)     (771)
   Unrecognized net loss...........................................................    1,510     1,655
   Unrecognized net asset being recognized over 15 years...........................   (1,091)   (1,644)
   Special termination benefit due to early retirement window......................       --      (254)
                                                                                     -------   -------
   Prepaid pension cost included in other assets...................................  $   905   $ 1,024
                                                                                     =======   =======

Net pension cost (income) included the following components:
   Service cost-benefits earned during the period..................................  $   474   $   536
   Interest cost on projected benefit obligation...................................      547       565
   Actual return on plan assets....................................................   (1,893)       37
   Net amortization and deferral...................................................      867     (993)
                                                                                     -------   -------
Net periodic pension cost..........................................................  $    (5)  $   145
   Settlement costs included in restructure expense................................      123       ---
                                                                                     -------   -------
Total costs for the year...........................................................  $   118   $   145
                                                                                     =======   =======

Weighted average discount rate.....................................................     7.25%     8.25%
Rate of increase in future compensation levels.....................................     4.50%     4.50%
Expected long-term rate of return on assets........................................     7.50%     7.50%
                                                                                     =======   =======


First Midwest Employee Stock Ownership Plan (ESOP)

The ESOP is noncontributory and covers substantially all full-time employees. Upon becoming a participant in the ESOP, an employee becomes fully vested. Contributions to the ESOP totaled .5% of defined compensation for all participants in 1995, 1994 and 1993.

The aggregate expense (income) related to First Midwest's retirement plans for the periods noted, included in retirement and other employee benefits in the accompanying consolidated statements of income, is summarized in the table below:

                               Years ended December 31,
                              --------------------------
                               1995      1994      1993
                              ------    ------    ------
Profit sharing plan.........  $2,782    $3,206    $2,975
Pension plan................      (5)      145       151
ESOP........................     146       148       136
                              ------    ------    ------
   Total....................  $2,923    $3,499    $3,262
                              ======    ======    ======

At December 31, 1995 the Profit Sharing Plan and ESOP held as investments 681 and 72 shares of First Midwest common stock, respectively, representing 5.50%, in aggregate, of the total shares outstanding at such date.

Citizens Federal Retirement Plans

Citizens Federal maintained retirement plans consisting of a 401-K Savings Plan and an Employee Stock Ownership Plan ("ESOP").

The 401-K Savings Plan allowed for contributions of up to 10% of defined compensation by participants on a tax sheltered basis under the provisions of
Section 401 of the Internal Revenue Code. Such contributions were matched on a dollar for dollar basis by Citizens Federal in amounts totaling $32 for 1995, $41 for 1994 and $40 for 1993. Effective January 1, 1996, all eligible Citizens Federal employees participating in First Midwest's Retirement Plan and the Citizens Federal 401-K Savings Plan was frozen and will be merged into the First Midwest Profit Sharing Plan on June 30, 1996.

Pursuant to the Agreement and Plan of Merger ("Agreement") between First Midwest and CF, the Citizens Federal ESOP was terminated as of December 31, 1995. Contributions to the ESOP were made by Citizens Federal totaling $367 in 1995, $43 in 1994 and $56 in 1993. The 1995 contribution was made pursuant to the Agreement in order to repay the loan that originally funded the ESOP formation. Distributions to Citizens Federal ESOP participants of converted First Midwest common stock totaling approximately 80 thousand shares is planned to occur in the first quarter of 1996.

11. INCOME TAXES

Total income taxes (benefits) reported in the consolidated income statements for the years ended December 31, 1995, 1994 and 1993 include the following components:

                                       Years ended December 31,
                                     -----------------------------
                                      1995       1994       1993
                                     -------    -------    -------
Current tax expense:
   Federal.........................  $16,252    $11,928    $10,814
   State...........................    1,334      2,773      2,054
                                     -------    -------    -------
    Total..........................   17,586     14,701     12,868
                                     -------    -------    -------
Deferred tax expense (benefit):
   Federal.........................   (2,296)    (1,090)      (800)
   State...........................     (506)      (252)      (135)
                                     -------    -------    -------
    Total..........................   (2,802)    (1,342)      (935)
                                     -------    -------    -------
    Total income tax expense.......  $14,784    $13,359    $11,933
                                     =======    =======    =======

Differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded. Deferred tax assets and liabilities for the years ended December 31, 1995 and 1994 were as follows:

                                                                            Years ended
                                                                            December 31,
                                                                         ------------------
                                                                           1995      1994
                                                                         --------   -------
Deferred tax assets:
  Reserve for loan losses.............................................   $ 9,999    $ 8,649
  Other real estate owned.............................................       159      1,041
  Accrued expenses not deducted for tax...............................       350        702
  Deferred compensation...............................................       512        490
  Accrued retirement benefits.........................................       704        416
  Restructure charge..................................................       266      1,365
  Acquisition charge..................................................     1,394         --
  State tax benefits..................................................     1,654      1,300
  Other...............................................................       530        185
                                                                         -------    -------
    Deferred tax assets...............................................    15,568     14,148
                                                                         -------    -------

Deferred tax liabilities:
  Prepaid pension assets..............................................      (456)      (447)
  Accretion of bond discount..........................................       (99)      (694)
  Fixed assets subject to depreciation................................      (320)      (423)
  Other...............................................................      (537)    (1,230)
                                                                         -------    -------
  Total deferred tax liabilities......................................    (1,412)    (2,794)
                                                                         -------    -------
    Net deferred tax assets...........................................    14,156     11,354
 Tax effect of adjustment related to SFAS No. 115.....................      (310)    13,273
                                                                         -------    -------
 Net deferred tax assets including adjustment related to SFAS No. 115.   $13,846    $24,627
                                                                         =======    =======

Deferred tax assets and liabilities are included in other assets and other liabilities, respectively, in the accompanying consolidated statements of condition. Management believes that it is more likely than not that the deferred tax assets will be fully realized, therefore no valuation allowance has been recorded as of December 31, 1995 or 1994.

The differences between the statutory federal income tax rate and the effective tax rate on income for the years ended December 31, 1995, 1994 and 1993 are as follows:


                                                              Years ended December 31,
                                                              ---------------------------
                                                              1995       1994       1993
                                                              -----      -----      -----
Statutory federal income tax rate...........................  35.0%      35.0%      35.0%
    Tax exempt income, net of interest expense disallowance.. (1.7)      (2.1)      (2.8)
   State income tax, net of federal tax effect..............   1.4        4.6        3.6
Other, net..................................................   1.8        (.9)      (2.8)
                                                              ----       ----       ----

Effective tax rate..........................................  36.5%      36.6%      33.0%
                                                              ====       ====       ====

12.  1989 OMNIBUS STOCK AND INCENTIVE PLAN ("PLAN")

In February 1989, the Board of Directors of First Midwest adopted the Plan which allows for the granting of both incentive and nonstatutory ("nonqualified") stock options, stock appreciation rights, restricted stock, performance units and performance shares to certain key employees. The total number of shares of First Midwest's common stock available for awards under the Plan may not exceed 878 of which 68 shares may be granted in restricted stock.

Since inception of the Plan, in February of each year certain key employees have been granted nonqualified stock options. The option price is set at the fair market value of First Midwest common stock on the date the options are granted. Except in the case of death or disability of a Plan participant, two years following the date of the grant 50% of the options can be exercised with the remaining 50% becoming exercisable three years after the grant date. Upon a change in control of First Midwest, as defined in the Plan, all options become fully exercisable and non-forfeitable. The options generally may be exercised within a period of ten years following the date of the grant.

A summary of the nonqualified stock option transactions for the periods noted are as follows:

                                                                 Shares Under Option
                                                            -----------------------------
                                                             1995       1994       1993
                                                            -------    -------    -------
Outstanding at beginning of year...........................     620        528        467
Add (deduct):
  Granted..................................................     123        113        119
  Canceled.................................................     (17)        (6)       (21)
  Exercised................................................     (33)       (15)       (37)
                                                            -------    -------    -------
Outstanding at end of year.................................     693        620        528
                                                            =======    =======    =======

Options exercisable at end of year.........................     412        343        287
                                                            =======    =======    =======

Average exercise price per share:
  Exercised during year.................................... $ 18.38    $ 17.82    $ 18.38
  Outstanding at end of year............................... $ 21.00    $ 20.05    $ 18.80
                                                            =======    =======    =======

Exercise price range of options outstanding at year-end.... $ 14.88-   $ 14.88-   $ 14.88-
                                                            $ 26.88    $ 26.88    $ 26.88
                                                            =======    =======    =======

The exercise prices per share of the 1995, 1994 and 1993 grants were $25.25, $25.75, and $22.125, respectively.

Pursuant to the acquisition of CF, First Midwest assumed CF's "1992 Stock Option and Incentive Plan ("CF's Option Plan"). As such, each option outstanding under CF's Option Plan was converted into an option to purchase shares of First Midwest common stock. As of December 31, 1995, there were 99,346 options to purchase First Midwest stock under CF's Option Plan at a price of $6.25 per share. The options have varying expiration dates, with all options expiring by January 2, 1997.

13. STOCKHOLDER RIGHTS PLAN

On February 15, 1989, the Board of Directors of First Midwest declared a distribution, paid March 1, 1989, of one right ("Right") for each outstanding share of common stock of First Midwest held on record on March 1, 1989 pursuant to a Rights Agreement dated February 15, 1989. The Rights Agreement was amended on November 15, 1995. As amended, each right entitles the registered holder to purchase from First Midwest one 1/100 of a share of Series A Preferred Stock for a price of $100, subject to adjustment. The Rights will be exercisable only if a person or group has acquired, or announces the intention to acquire, 10% or more of First Midwest's outstanding shares of common stock. First Midwest is entitled to redeem the Rights at $0.01 per Right, subject to adjustment, at any time prior to the earlier of the tenth day following the acquisition by any person or group of 10% or more of the outstanding shares of First Midwest common stock, or the expiration of the Rights in February, 2005.

As a result of the Rights distribution, 200 of the 1,000 shares of authorized preferred stock were reserved for issuance as Series A Preferred Stock.

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, First Midwest is a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These instruments include commitments to extend credit, standby letters of credit, commercial letters of credit, and interest rate swap transactions. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of condition.

First Midwest's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit is represented by the contractual amount of those instruments. However, as First Midwest uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments, this exposure is minimized due to various collateral requirements in place. Financial instruments whose contractual amounts represent credit risk as of December 31, 1995 are as follows:

                                                           Contract or
                                                         Notional Amount
                                                         ---------------
        Commitments to extend credit.................... $    523,558
        Standby letters of credit.......................       36,755
        Commercial letters of credit....................        1,156
        Forward sales agreement.........................       16,500
        Loans sold with recourse........................        2,054
                                                             ========

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Of the total $523,558 in commitments to extend credit, $74,723 represent unused home equity lines of credit.

Standby letters of credit are conditional commitments issued by First Midwest to guarantee the performance of a customer to a third party. The letters of credit are generally issued in favor of a municipality where construction is taking place to ensure that the borrower adequately completes the construction. The credit risk involved in issuing letters of credit is essentially the same as that involved in commitments to extend credit to customers. Commercial letters of credit are conditional guarantees of payment to a third party on behalf of a First Midwest customer who is generally involved in international business activity such as the importing of goods.

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

Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. First Midwest enters into interest rate swaps as part of its asset and liability management process. Credit exposure on the interest rate swaps is comprised of the aggregate net interest payable to First Midwest by the counterparty in addition to the aggregate unrealized gain on the interest rate swap position. First Midwest maintains a policy limiting credit exposure to any one counterparty to not more than 2.5% of consolidated stockholders' equity. In addition, First Midwest's interest rate swaps generally require the establishment of a mutual mark-to-market arrangement whereby cash collateral may be required to be on deposit with First Midwest and/or the agreement's counterparty.

First Midwest had interest rate swaps with an aggregate notional amount totaling $255,900 in place, hedging various balance sheet categories, as of December 31, 1995. Further information with respect to these interest rate swap contracts is as follows:


                                                              Weighted                       Weighted Average Rate
                                                              Average        Fair Value      ----------------------
                                              Notional        Maturity          as of        Interest      Interest
                                               Amount        (in years)       12/31/95       Received        Paid
                                             ----------      -----------      ---------      --------      --------
Type of Interest Rate Swap
--------------------------
Receive fixed rate/Pay variable rate........ $   55,900              1.4      $     882          6.53%         5.90%
Basis swaps.................................    200,000              2.8         (2,380)         5.56%         6.13%
                                             ==========              ===      =========          ====          ====

The fair value of interest rate swaps is the estimated amount that First Midwest would pay or receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swap counter-parties.

15. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally accepted accounting principles require disclosure of the estimated fair values of certain financial instruments, both assets and liabilities on and off the balance sheet, for which it is practical to estimate the fair value. Because the estimated fair values provided herein exclude disclosure of the fair value of certain other financial instruments and all non-financial instruments, any aggregation of the estimated fair value amounts presented would not represent the underlying value of First Midwest. Examples of non-financial instruments having significant value include core deposit intangibles, mortgage loan servicing rights, the future earnings potential of significant customer relationships, and the value of First Midwest's trust company operations and other fee-generating businesses. In addition, other significant assets including property, plant and equipment and goodwill are not considered financial instruments and therefore have not been valued.

Various methodologies and assumptions have been utilized in Management's determination of the estimated fair value of its financial instruments which are detailed below. Furthermore, while these estimated fair values have been determined by Management using available market information and other valuation methodologies believed to be appropriate, considerable judgement was necessary to interpret market data to develop the fair value estimates. Accordingly, the fair value estimates that follow are not necessarily indicative of the amounts which First Midwest might realize in a current market sale or exchange. The use of different market assumptions and/or estimation methodologies might well have a material effect on the estimated fair value amounts disclosed. Further, as First Midwest normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize most of the estimated amounts disclosed.

The following methods and assumptions were used in estimating the fair value of financial instruments:

Cash and Due from Banks - The carrying amount of these short-term instruments is a reasonable estimate of fair value.

Securities Available for Sale and Held to Maturity - The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans - The fair value of loans is estimated using present value techniques by discounting the future cash flows of the remaining maturities of the loans. The discount rate was based on the treasury yield curve, with rate adjustments for prepayment, liquidity and credit risk. The primary impact of credit risk on the present value of the loan portfolio, however, was accommodated through the use of the reserve for loan losses, which is believed to represent the current fair value of all possible future losses.

Accrued Interest Receivable and Payable - The estimated fair value of accrued interest receivable and payable approximates their carrying value.

Deposit Liabilities - The fair value of demand deposits, saving and NOW deposits, and certain money-market deposits is considered to be equal to the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated by discounting the deposits based on maturities using the rates currently offered for deposits of similar remaining maturities.

Short-term Borrowings - The fair value of repurchase agreements is estimated by discounting the agreements based on maturities using the rates currently offered for repurchase agreements of similar remaining maturities. The carrying amount of funds sold and other short-term borrowings approximates fair value because of the short-term nature of these instruments.

Interest Rate Swaps - The fair value of interest rate swaps is the estimated amount that First Midwest would pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swap counter-parties.

Commitments - Given the limited rate exposure posed by the commitments outstanding at year-end due to their general variable nature, coupled with the general short-term nature of the commitment periods entered into, termination clauses provided in the agreements, and the market rate of fees charged, First Midwest has not estimated the fair value of commitments outstanding and believes that, if measured, the resulting fair value would be immaterial.

The book value and estimated fair value of First Midwest's financial instruments at December 31, 1995 and 1994 are as follows:

                                                    December 31, 1995                             December 31, 1994
                                              ---------------------------                   -----------------------------
                                                Book          Estimated                        Book           Estimated
                                                Value         Fair Value                       Value          Fair Value
                                              ----------      -----------                   ----------        ----------
Financial Assets:
   Cash and due from banks................... $  141,336       $  141,336                   $  112,923        $  112,923
   Funds sold and other
     short-term investments..................      7,927            7,927                       17,471            17,471
   Securities available for sale.............    831,030          831,030                      698,761           698,761
   Securities held to maturity...............     27,527           27,641                      263,925           257,704
   Loans, net of reserve for loan
     losses..................................  2,076,421        2,099,147                    1,876,635         1,907,899
   Accrued interest receivable...............     24,786           24,786                       19,492            19,492
                                              ==========       ==========                   ==========        ==========

Financial Liabilities:
   Deposits.................................. $2,272,058       $2,290,003                   $2,133,526        $2,141,123
   Short-term borrowings.....................    649,821          649,827                      727,035           726,697
   Accrued interest payable..................     12,262           12,262                       10,172            10,172
                                              ==========       ==========                   ==========        ==========

Off-Balance Sheet Financial Instruments:
   Interest rate swaps....................... $       --       $   (1,498)                  $       --        $  (14,558)
                                              ==========       ==========                   ==========        ==========

First Midwest's mortgage loan servicing portfolio totaled $872,000 at December 31, 1995, the estimated value of which is not included in the above table. Additionally, the value of the Company's core deposit intangibles is not included in estimated fair values provided above.

16. CONTINGENT LIABILITIES

There are certain legal proceedings pending against First Midwest and its Affiliates in the ordinary course of business at December 31, 1995. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

17. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company:

                            STATEMENTS OF CONDITION
                             (Parent Company only)

                                                            December 31,
                                                      ------------------------
                                                        1995           1994
                                                      --------       ---------
ASSETS:
   Cash and interest-bearing deposits...............  $ 12,466        $  5,887
   Investment in and advances to Affiliates.........   235,702         197,051
   Securities available for sale....................       521           2,679
   Loans............................................     5,683           6,150
   Reserve for loan losses..........................    (1,037)         (1,030)
                                                       -------         -------
    Net loans.......................................     4,646           5,120

   Foreclosed real estate...........................       743           1,407
   Other assets.....................................     7,532           8,428
                                                      --------        --------
    Total assets....................................  $261,610        $220,572
                                                      ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Accrued expenses and other liabilities...........  $ 12,377        $ 12,405
   Stockholders' equity.............................   249,233         208,167
                                                      --------        --------
    Total liabilities and stockholders' equity......  $261,610        $220,572
                                                      ========        ========

                              STATEMENTS OF INCOME
                             (Parent Company only)

                                                                                 Years ended December 31,
                                                                           -------------------------------------
                                                                             1995           1994          1993
                                                                           --------       --------      --------
INCOME:
   Dividends from Affiliates..............................................  $23,232        $18,110       $19,492
   Interest income........................................................    1,073            252           905
   Security transactions, net.............................................      824            439            43
                                                                           --------       --------      --------
       Total income.......................................................   25,129         18,801        20,440
                                                                           --------       --------      --------

EXPENSES:
   Salaries and employee benefits.........................................    2,777          3,938         3,855
   Provision for loan losses..............................................      (21)           625            10
   Acquisition and restructure expense....................................    3,529          3,900            --
   Other expenses.........................................................    2,164          2,947         3,746
                                                                           --------       --------      --------
       Total expenses.....................................................    8,449         11,410         7,611
                                                                           --------       --------      --------

Income before income tax benefit and equity in undistributed
   income of Affiliates...................................................   16,680          7,391        12,829
Income tax benefit........................................................    1,796          3,921         2,604
                                                                           --------       --------      --------
Income before equity in undistributed income of Affiliates................   18,476         11,312        15,433
Equity in undistributed income of Affiliates..............................    7,209         11,846         8,795
                                                                           --------       --------      --------
    NET INCOME............................................................  $25,685        $23,158       $24,228
                                                                           ========       ========      ========

                           STATEMENTS OF CASH FLOWS
                             (Parent Company only)

                                                                          Years ended December 31,
                                                                       ------------------------------
                                                                         1995       1994       1993
                                                                       --------   --------   --------
OPERATING ACTIVITIES
Net Income...........................................................  $ 25,685   $ 23,158   $ 24,228
Adjustments to reconcile net income to net cash provided
by operating activities:
  Equity in undistributed income of Affiliates.......................    (7,209)   (11,846)    (8,795)
  Provision for loan losses..........................................       (21)       625         10
  Provision for depreciation and amortization........................       271        232        230
  Gains on security transactions, net................................      (824)      (439)       (43)
  Gain on sale of furniture and equipment............................       (45)       (19)        --
  Net (increase) decrease in other assets............................        96     (1,160)    (4,350)
  Net increase (decrease) in accrued expenses and other liabilities..       (28)     3,075      2,115
  Net amortization of purchase accounting adjustments and goodwill...       487        486        486
                                                                       --------   --------   --------
    Net cash provided by operating activities........................    18,412     14,112     13,881
                                                                       --------   --------   --------
INVESTING ACTIVITIES
  Loans purchased, net of principal collected........................       467        478        346
  Purchases of foreclosed real estate................................        --         --     (4,878)
  Proceeds from sale of foreclosed real estate.......................       549      3,324         --
  Purchases of securities............................................    (4,252)    (3,207)    (1,406)
  Proceeds from sale/maturity of securities..........................     7,282      2,384        338
  Purchases of furniture and equipment...............................    (1,609)      (197)      (159)
  Proceeds from sale of furniture and equipment......................     1,353         28         19
                                                                       --------   --------   --------
    Net cash provided (used) by investing activities.................     3,790      2,810     (5,740)
                                                                       --------   --------   --------
FINANCING ACTIVITIES
  Net increase (decrease) in short term borrowings...................        --     (5,000)     5,000
  Purchase of treasury stock.........................................      (350)    (4,044)    (8,992)
  Exercise of stock options..........................................     1,742      3,166        698
  Reissuance of treasury stock.......................................     2,697         --         --
  Cash dividends.....................................................   (10,304)    (8,882)    (7,758)
  Capital, contributions and other advances to Affiliates............    (9,783)    (4,931)    (1,962)
  Other capital changes..............................................       375         50         50
                                                                       --------   --------   --------
  Net cash used by financing activities..............................   (15,623)   (19,641)   (12,964)
                                                                       --------   --------   --------
    Increase (decrease) in cash and cash equivalents.................     6,579     (2,719)    (4,823)
    Cash and cash equivalents at beginning of year...................     5,887      8,606     13,429
                                                                       --------   --------   --------

    Cash and cash equivalents at end of year.........................  $ 12,466   $  5,887   $  8,606
                                                                       ========   ========   ========

           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding the Directors and Executive Officers of the Company, their family relationships and their business experience is contained in the Proxy Statement for the 1996 Annual Meeting of Stockholders of the Company to be held on April 16, 1996, which is incorporated herein by reference.


                        ITEM 11. EXECUTIVE COMPENSATION

  Information regarding compensation of the Executive Officers of the Company is contained in the "Executive Compensation" section of the Proxy Statement for the 1996 Annual Meeting of Stockholders of the Company to be held on April 16, 1996, which is incorporated herein by reference.

  The Compensation Committee's Report on Executive Compensation contained in the "Executive Compensation" section of the Proxy Statement shall not be deemed incorporated by reference by any general statement incorporating by reference the Proxy Statement into any filing under the Securities Act of 1933, or under the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed "filed" under such Acts.

                    ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership of certain beneficial owners and management is contained in the Proxy Statement for the 1996 Annual Meeting of Stockholders of the Company to be held on April 16, 1996, which is incorporated herein by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions of the Company is contained in the Proxy Statement for the 1996 Annual Meeting of Stockholders of the Company to be held on April 16, 1996, which is incorporated herein by reference.

                                    PART IV

              ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                              REPORTS ON FORM 8-K

(a) The following exhibits, financial statements and financial statement schedules are filed as part of this report:

                              FINANCIAL STATEMENTS

    Consolidated Statements of Condition - December 31, 1995 and 1994

    Consolidated Statements of Income - Years ended December 31, 1995, 1994 and 1993

    Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1995, 1994 and 1993

    Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993

    Notes to Consolidated Financial Statements

    Report of Independent Auditors

                         FINANCIAL STATEMENT SCHEDULES

      All financial statement schedules have been omitted from this Annual Report because the required information is presented in the financial statements or in the notes thereto, the amounts involved are not significant, or the required subject matter is not applicable.

                                    EXHIBITS

    See Exhibit Index appearing on page 66.

(b) REPORTS ON FORM 8-K - Reports on Form 8-K were filed during the period covered by this report as follows:

      On November 17, 1995, the Company filed a report on Form 8-K under Item 5 announcing the authorization of a Stock Repurchase Program.

      On November 21, 1995, the Company filed a report on Form 8-K under Item 5 announcing the amendment to the Company's Shareholder Rights Plan.

MANAGEMENT'S REPORT

To Our Stockholders:

  The accompanying consolidated financial statements were prepared by Management, which is responsible for the integrity and objectivity of the data presented. In the opinion of Management, the financial statements, which necessarily include amounts based on Management's estimates and judgments, have been prepared in conformity with generally accepted accounting principles appropriate to the circumstances.

  Management depends upon First Midwest's system of internal controls in meeting its responsibilities for reliable financial statements. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with Management's authorization. Judgments are required to assess and balance the relative cost and the expected benefits of these controls. As an integral part of the system of internal controls, First Midwest maintains a professional staff of Internal Auditors who conduct operational, financial, and special audits, and coordinate audit coverage with the Independent Auditors.

  The consolidated financial statements have been audited by our Independent Auditors, KPMG Peat Marwick LLP, who render an independent professional opinion on Management's financial statements.

  The Audit Committee of First Midwest's Board of Directors, composed solely of outside directors, meets regularly with the Internal Auditors, the Independent Auditors and Management to assess the scope of the annual examination plan and to discuss audit, internal control and financial reporting issues, including major changes in accounting policies and reporting practices. The Internal Auditors and the Independent Auditors have free access to the Audit Committee, without Management present, to discuss the results of their audit work and their evaluations of the adequacy of internal controls and the quality of financial reporting.



/s/ ROBERT P. O'MEARA                     /s/ DONALD J. SWISTOWICZ

Robert P. O'Meara                         Donald J. Swistowicz
President and Chief Executive Officer     Executive Vice President -
                                          Chief Financial and Accounting Officer

January 19, 1996

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of First Midwest Bancorp, Inc.:

  We have audited the consolidated statements of condition of First Midwest Bancorp, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of First Midwest Bancorp, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. As audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Midwest Bancorp, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



/s/ KPMG PEAT MARWICK LLP

KPMG Peat Marwick LLP
Chicago, Illinois
January 19, 1996

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION OF DOCUMENTS
------                  ------------------------
3 Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-20439) filed with the Securities and Exchange Commission on March 2, 1988.

3.1      Restated By-laws of the Company is incorporated herein by reference to
         Exhibit 3.1 to the Company's Annual Report on Form 10-K dated December 31, 1994.

4 Rights Agreement dated February 15, 1989 is incorporated herein by reference to the Company's Form 8-A filed with the Securities and Exchange Commission on February 17, 1989.

4.1 Amended and Restated Rights Agreement, Form of Rights Certificate and Designation of Series A Preferred Stock of the Company, dated November 15, 1995, is incorporated herein by reference to Exhibits (1) through
         (3) of the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 21, 1995.

10 1989 Omnibus Stock and Incentive Plan of the Company is incorporated herein by reference to Exhibit A which was filed with the Company's Proxy Statement dated May 9, 1989.


10.1 Deferred Compensation Plan for Nonemployee Directors is incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 33-34007), filed with the Securities and Exchange Commission on March 23, 1990.

10.2     Nonqualified Retirement Plan is incorporated herein by reference to
         Exhibit 10.4 to the Company's Registration Statement on Form S-4 (Registration No. 33-34007), filed with the Securities and Exchange Commission on March 23, 1990.

10.3 Form of Letter Agreement for Nonqualified Stock Options Grant executed between the Company and executive officers of the Company pursuant to the Company's Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K dated December 31, 1991.

10.4 Form of Indemnification Agreements executed between the Company and executive officers and directors of the Company is incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K dated December 31, 1991.

10.5 Form of Employment Agreements executed between the Company and executive officers of the Company is incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K dated December 31, 1991.

10.6 Form of Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K dated December 31, 1991.

10.7 Form of Amendment to Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K dated December 31, 1992.

10.8 Amendments to Nonqualified Retirement Plan are incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K dated December 31, 1992 and Exhibit 10.9 to the Company's Annual Report on Form 10-K dated December 31, 1994.

10.9     Amendment to Nonqualified Retirement Plan.

10.10 Form of Right of First Refusal Agreement executed between the Company and certain Shareholders of the Company is incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K dated December 31, 1994.

11 Statement re: Computation of Per Share Earnings - The computation of primary and fully diluted earnings per share is described in Note 1 of the Company's Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this document.

13       Quarterly Report to Security Holders for the quarter ended December
         31, 1995.

21       Subsidiaries of the Registrant.

23       Consents of Experts and Counsel.

27       Financial Data Schedule.

--------------------
All other Exhibits which are required to be filed with this Form are not applicable.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     FIRST MIDWEST BANCORP, INC.
                                             Registrant

                                     By            ROBERT P. O'MEARA
                                       -----------------------------------------
                                                   Robert P. O'Meara
                                       President and Principal Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THEIR CAPACITIES ON FEBRUARY 23, 1996.

           Signature                                     Capacity
---------------------------------      -----------------------------------------

    CLARENCE D. OBERWORTMANN           Chairman of the Board of Directors
---------------------------------
    Clarence D. Oberwortmann

        ANDREW B. BARBER               Vice Chairman of the Board of Directors
---------------------------------
       Andrew B. Barber

       ROBERT P. O'MEARA               President, Principal Executive Officer
---------------------------------        and Director
       Robert P. O'Meara

        JOHN M. O'MEARA                Executive Vice President, Principal
---------------------------------        Operating Officer and Director
        John M. O'Meara

      DONALD J. SWISTOWICZ             Executive Vice President - Principal
---------------------------------        Financial and Accounting Officer
      Donald J. Swistowicz

       BRUCE S. CHELBERG               Director
---------------------------------
       Bruce S. Chelberg

        O. RALPH EDWARDS               Director
---------------------------------
        O. Ralph Edwards

       JOSEPH W. ENGLAND               Director
---------------------------------
       Joseph W. England

        THOMAS M. GARVIN               Director
---------------------------------
        Thomas M. Garvin

        ALAN M. HALLENE                Director
---------------------------------
        Alan M. Hallene

  SISTER NORMA JANSSEN, O.S.F.         Director
---------------------------------
  Sister Norma Janssen, O.S.F.

                                       Director
---------------------------------
        Robert E. Joyce

     J. STEPHEN VANDERWOUDE            Director
---------------------------------
     J. Stephen Vanderwoude