Form 10-Q
period 1996-03-31
FIRST MIDWEST BANCORP INC
filed 1996-05-15
CIK 702325

SECURITIES AND EXCHANGE COMMISSION
   FORM 10-Q
   Washington, D.C. 20549

   (Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended MARCH 31, 1996, or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

   As of May 8, 1996, 13,690,997 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares. (Refer to footnote (1) under Item 4 located on page 14 for April, 1996 change made to par value of common stock.)

                       Exhibit Index is located on page 15.



                           FIRST MIDWEST BANCORP, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS







   PART I. FINANCIAL INFORMATION                                          PAGE

      Item 1. Financial Statements

         Consolidated Statements of Condition  . . . . . . . . . . . . . .   3

         Consolidated Statements of Income . . . . . . . . . . . . . . . .   4

         Consolidated Statements of Cash Flows . . . . . . . . . . . . . .   5

         Notes to Consolidated Financial Statements  . . . . . . . . . . .   6

      Item 2. Management's  Discussion and Analysis of Financial Condition and
   Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .   9



   PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .    14








                          PART I. FINANCIAL INFORMATION

                           ITEM 1. FINANCIAL STATEMENTS

                                                      FIRST MIDWEST BANCORP, INC.
                                                  CONSOLIDATED STATEMENTS OF CONDITION
                                          (Dollar amounts in thousands except per share data)
                                                                                            MARCH 31,      DECEMBER 31,
                                                                                             1996 (1)        1995 (2)
     ASSETS
       Cash and due from banks   . . . . . . . . . . . . . . . . . . . . . . . . . . . $       136,908    $     141,336
       Funds sold and other short term investments   . . . . . . . . . . . . . . . . .           7,403            7,927
       Mortgages held for sale   . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,919           20,011
       Securities available for sale, at market value  . . . . . . . . . . . . . . . .         920,639          831,030
       Securities held to maturity, at amortized cost (market value of $26,733 and
          $27,641 at March 31, 1996 and December 31, 1995, respectively)   . . . . . .          26,511           27,527
       Loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,939,500        2,085,604
       Reserve for loan losses   . . . . . . . . . . . . . . . . . . . . . . . . . . .         (28,076)         (29,194)
       Net loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,911,424        2,056,410

       Premises, furniture and equipment   . . . . . . . . . . . . . . . . . . . . . .          46,851           47,108
       Accrued interest receivable   . . . . . . . . . . . . . . . . . . . . . . . . .          20,396           24,786
       Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          54,160           51,162
       TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   3,147,211    $   3,207,297

     LIABILITIES
       Demand deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     349,447    $     360,895
       Savings deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         250,219          251,468
       NOW accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         258,960          262,959
       Money market deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         282,424          285,058
       Time deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,107,927        1,111,678
          Total deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,248,977        2,272,058

       Short-term borrowings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         610,302          649,821
       Accrued interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,978           12,262
       Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,169           23,923
       TOTAL LIABILITIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,895,426        2,958,064

     STOCKHOLDERS' EQUITY
       Preferred stock, no par value: 1,000,000 shares authorized, none issued   . . .                              ---
       Common stock, no par value: 20,000,000 shares authorized (3); 14,007,291 shares issued; 13,689,424 and 13,679,747 outstanding at March 31, 1996 and
             December 31, 1995, respectively . . . . . . . . . . . . . . . . . . . . .          23,475           23,475
       Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .          34,368           35,516
       Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         200,888          195,853
       Unrealized net appreciation (depreciation) on securities, net of tax  . . . . .            (691)             486
       Treasury stock, at cost - 317,867 and 327,544 shares at March 31, 1996
          and December 31, 1995, respectively  . . . . . . . . . . . . . . . . . . . .          (6,255)          (6,097)
       TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . . .         251,785          249,233
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . .   $   3,147,211    $   3,207,297



     See notes to consolidated financial statements.

     (1)  Unaudited
     (2)  Audited - See December 31, 1995 Form 10-K for Auditor's Report.
     (3)  Refer to footnote (1)  under Item 4 located on page 14 for April, 1996  change made to par value and authorized number of shares of common stock.

                                                      FIRST MIDWEST BANCORP, INC.
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                          (Dollar amounts in thousands, except per share data)

                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31, (1)
                                                                                                 1996            1995
     INTEREST INCOME
     Loans . . . . . . . . . . . . . . . . . . . . . . . . .                                $     46,759     $    42,347
     Securities available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,805          11,728
     Securities held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           423           3,966
     Funds sold and other short-term investments . . . . . . . . . . . . . . . . . . . . .           196             293
       TOTAL INTEREST INCOME   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        59,183          58,334

     INTEREST EXPENSE
     Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21,436          17,585
     Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,347          11,524
       TOTAL INTEREST EXPENSE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        29,783          29,109

       NET INTEREST INCOME   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        29,400          29,225

     PROVISION FOR LOAN LOSSES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           859           1,648

       Net interest income after provision for loan losses   . . . . . . . . . . . . . . .        28,541          27,577

     NONINTEREST INCOME
     Service charges on deposit accounts . . . . . . . . . . . . . . . . . . . . . . . . .         2,338           2,356
     Trust and investment management fees  . . . . . . . . . . . . . . . . . . . . . . . .         1,623           1,488
     Other service charges, commissions and fees . . . . . . . . . . . . . . . . . . . . .         1,387           1,231
     Mortgage banking revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           915             547
     Security gains, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            76             183
     Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           571             602
       TOTAL NONINTEREST INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,910           6,407

     NONINTEREST EXPENSE
     Salaries and wages  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,955           9,960
     Retirement and other employee benefits  . . . . . . . . . . . . . . . . . . . . . . .         2,550           2,760
     Occupancy expense of premises . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,700           1,488
     Equipment expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,459           1,518
     Computer processing expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,590           1,584
     FDIC insurance premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           149           1,182
     Acquisition credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (324)              -
     Other expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,074           5,134
       TOTAL NONINTEREST EXPENSE   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23,153          23,626


     Income before income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . . .        12,298          10,358
     Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,373           3,650
       NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     7,925     $     6,708


       NET INCOME PER SHARE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      0.58     $      0.49
       Cash dividends declared per share   . . . . . . . . . . . . . . . . . . . . . . . .   $      0.21     $      0.19
       Weighted average shares outstanding   . . . . . . . . . . . . . . . . . . . . . . .    13,696,018      13,518,207



     See notes to consolidated financial statements.

     (1)  Unaudited

                           FIRST MIDWEST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)


                                                                                                 THREE MONTHS ENDED
                                                                                                   MARCH 31, (1)
                                                                                                1996           1995
     OPERATING ACTIVITIES
       Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      7,925   $      6,708
       Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses  . . . . . . . . . . . . . . . . . . . . . . . . . .             859          1,648
          Provision for depreciation   . . . . . . . . . . . . . . . . . . . . . . . . .           1,522          1,409
          Net (accretion) amortization of securities
             available for sale premiums and discounts . . . . . . . . . . . . . . . . .          (1,378)           701
          Net accretion of securities held to maturity premiums and discounts  . . . . .             (15)          (130)
          Net gains on securities available for sale transactions  . . . . . . . . . . .             (76)          (183)
          Net gains on sales of premises, furniture and equipment  . . . . . . . . . . .             (28)           (12)
          Net decrease in deferred income taxes  . . . . . . . . . . . . . . . . . . . .            (174)        (1,161)
          Net amortization of purchase accounting adjustments and goodwill   . . . . . .             457            358

          Changes in operating assets and liabilities:
             Net increase in loans held for sale . . . . . . . . . . . . . . . . . . . .          (2,908)        (2,896)
             Net decrease (increase) in accrued interest receivable  . . . . . . . . . .           4,390         (2,030)
             Net (increase) decrease in other assets . . . . . . . . . . . . . . . . . .          (2,672)         5,095
             Net (decrease) increase in accrued interest payable . . . . . . . . . . . .          (1,284)           403
             Net increase in other liabilities . . . . . . . . . . . . . . . . . . . . .           1,420          3,054
               NET CASH PROVIDED BY OPERATING ACTIVITIES   . . . . . . . . . . . . . . .           8,038         12,964

     INVESTING ACTIVITIES
     Securities available for sale:
       Proceeds from sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         415,430         71,540
       Proceeds from maturities, calls and paydowns  . . . . . . . . . . . . . . . . . .         209,700         10,352
       Purchases   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (572,926)       (79,302)

     Securities held to maturity:
       Proceeds from maturities, calls and paydowns  . . . . . . . . . . . . . . . . . .           2,707         51,173
       Purchases   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,676)       (20,502)
     Loans made to customers, net of principal collected . . . . . . . . . . . . . . . .             625        (31,869)
     Proceeds from sales of foreclosed real estate . . . . . . . . . . . . . . . . . . .           1,185          1,973
     Proceeds from sales of premises, furniture and equipment  . . . . . . . . . . . . .              64             38
     Purchases of premises, furniture and equipment  . . . . . . . . . . . . . . . . . .          (1,301)        (2,542)
       NET CASH USED BY INVESTING ACTIVITIES   . . . . . . . . . . . . . . . . . . . . .          53,808            861

     FINANCING ACTIVITIES
     Net decrease in deposit accounts  . . . . . . . . . . . . . . . . . . . . . . . . .         (23,081)       (16,877)
     Net (decrease) increase in short-term borrowings  . . . . . . . . . . . . . . . . .         (39,519)         8,337
     Purchases of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,266)           (78)
     Cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,890)        (2,320)
     Cash dividends paid by acquiree . . . . . . . . . . . . . . . . . . . . . . . . . .               -           (181)
     Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             958            713
       NET CASH USED BY FINANCING ACTIVITIES   . . . . . . . . . . . . . . . . . . . . .         (66,798)       (10,406)
       Net (decrease) increase in cash and cash equivalents  . . . . . . . . . . . . . .          (4,952)         3,419
       Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .         149,263        130,394
       CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . .    $    144,311   $    133,813

     Supplemental disclosures:
       Interest paid to depositors and creditors   . . . . . . . . . . . . . . . . . . .    $     31,066   $     28,627
       Income taxes paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,402            575
       Non-cash transfers to foreclosed real estate from loans   . . . . . . . . . . . .           2,350            596
       Non-cash transfers to securities available for sale from loans  . . . . . . . . .    $    141,164   $          -



     See notes to consolidated financial statements.

     (1)  Unaudited

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands, except per share data)

   1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited interim consolidated financial statements of First Midwest Bancorp, Inc. ("First Midwest") have been prepared in accordance with generally accepted accounting principals and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. The preparation of financial statements requires Management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the recorded period. Actual results could differ from those estimates. In addition, certain reclassifications have been made to the 1995 data to conform to the 1996 presentation. For further information with respect to significant accounting policies followed by First Midwest in the preparation of its consolidated financial statements, refer to First Midwest's Annual Report on Form 10-K for the ended December 31, 1995.

   On December 20, 1995, First Midwest acquired CF Bancorp, Inc. ("CF"), whose principal subsidiary was Citizens Federal Savings Bank ("Citizens Federal"), in a transaction accounted for as a pooling of interests. Accordingly, prior period financial statements and other financial disclosures have been restated as if the combining companies had been consolidated for all periods presented.

   2. ACQUISITION

   Pursuant to the acquisition of CF on December 20, 1995, each share of common stock of CF was converted into 1.4545 shares of First Midwest, with 1,339,989 First Midwest shares being issued to CF stockholders.

   Coincident with the acquisition, First Midwest recorded $4,887 in acquisition-related costs consisting of $4,339 in acquisition expenses and $548 in provisions for loan losses incident to conforming Citizens Federal's credit policies to First Midwest's. The acquisition expenses, certain of which are nondeductible for income tax purposes, were recorded through the establishment of a reserve which is comprised of the following components for the dates indicated:

                                                                                           March 31,        December 20,
     Acquisition Reserve:                                                                    1996             1995
       Executive severance agreements                                                     $    923          $  1,290
       Employee severance                                                                      416               545
       Outplacement and other employee costs                                                   112               275
       Bad debt reserve recapture                                                              992               992
       Investment advisor fees                                                                   -               410
       Legal, accounting and other professional fees                                           197               827
                                                                                          $  2,640          $  4,339

   During the first quarter of 1996, the acquisition reserve was reduced by $1,699 as a result of $1,375 in acquisition related expenses being paid out and $324 of the reserve being reversed. The reversal was primarily related to lesser severance being paid to former Citizens Federal executives and employees who resigned or accepted reduced payouts during the first quarter of 1996.

   The bad debt reserve recapture totaling $992 in the above table represents the after-tax cost incident to Citizens Federal's converting from a thrift institution to a national bank. Upon conversion, the institution becomes subject to recapture of all or a portion of its bad debt reserve and would be required to immediately record, for financial accounting purposes, a current or deferred tax liability for the amount of recaptured taxes for which liabilities previously have not been recorded. Citizens Federal's conversion from a thrift to a national bank, as contemplated by the acquisition contract and as currently planned, will take place in 1996 prior to its merger with the Bank. In late 1995, legislation was introduced in Congress under which pre-1988 bad debt reserves of thrifts would not be subject to recapture upon conversion to a national bank. The legislation was a part of the budget reconciliation bill which was vetoed by President Clinton in December, 1995. The bad debt legislation is currently under consideration as part of both the House and Senate health care reform bills. The likelihood of passage of the thrift bad debt tax relief legislation is unknown at this time and is difficult to predict because the outcome of the health care reform rests largely on the reconciliation of several controversial provisions. Importantly, enactment of the thrift bad debt relief legislation would eliminate the need for the bad debt reserve recapture portion of the acquisition expenses and permit its reversal.

   Additional information with respect to the components of the acquisition reserve can be found in First Midwest's Annual Report on Form 10-K for the year ended December 31, 1995 in Footnote 2 located on page 47.


   3. SECURITIES

   SECURITIES AVAILABLE FOR SALE - The amortized cost and market value of securities available for sale at March 31, 1996 and December 31, 1995 are as follows:

                                                              Securities Available for Sale
                                                  March 31, 1996                            December 31, 1995
                                                  Gross     Gross                            Gross      Gross
                                     Amortized Unrealized Unrealized  Market    Amortized Unrealized  Unrealized Market
                                        Cost      Gains     Losses     Value       Cost      Gains      Losses      Value
     U.S. Treasury securities  . .   $ 115,835  $      62  $  (177)  $ 115,720  $188,854   $    803   $     -   $ 189,657
     U.S. Agency securities  . . .     276,888        137   (1,285)    275,740   266,534        620      (279)    266,875
     Mortgage-backed securities  .     524,050      2,733   (2,537)    524,246   369,888        876    (1,248)    369,516
     Other securities  . . . . . .       4,931          2        -       4,933     4,958         24         -       4,982
       Total   . . . . . . . . . .   $ 921,704  $   2,934  $(3,999)  $ 920,639  $830,234   $  2,323   $(1,527)  $ 831,030

   SECURITIES HELD TO MATURITY - The amortized cost and market value of securities held to maturity at March 31, 1996 and December 31, 1995 are as follows:

                                                              Securities Held to Maturity
                                                  March 31, 1996                            December 31, 1995
                                                  Gross     Gross                            Gross      Gross
                                     Amortized Unrealized Unrealized  Market    Amortized Unrealized  Unrealized Market
                                        Cost      Gains     Losses     Value       Cost      Gains      Losses  Value
     U.S. Treasury securities  . .   $     902  $       4  $     -   $     906  $    828   $      8   $     -   $    836
     State and
       municipal securities  . . .      14,301        227      (35)     14,493    14,403        320      (241)    14,482
     Other securities  . . . . . .      11,308         26        -      11,334    12,296         27         -     12,323
       Total   . . . . . . . . . .   $  26,511  $     257  $   (35)  $  26,733  $ 27,527   $    355   $  (241)  $ 27,641

   4. LOANS

   The  following   table  provides  the  book   value  of   loans,  by  major
   classification, as of the dates indicated:

                                                                                   March 31,         December 31,
                                                                                     1996                1995
         Commercial and industrial . . . . . . . . . . . . . . . . . . . . .    $     585,138       $     525,210
         Agricultural  . . . . . . . . . . . . . . . . . . . . . . . . . . .           31,055              32,111
         Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          567,540             568,344
         Real estate - 1-4 family  . . . . . . . . . . . . . . . . . . . . .          186,204             325,056
         Real estate - commercial  . . . . . . . . . . . . . . . . . . . . .          446,079             422,073
         Real estate - construction  . . . . . . . . . . . . . . . . . . . .          112,576              98,688
         Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,908              17,122
         Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   1,939,500       $   2,085,604

   During the first quarter of 1996, First Midwest securitized approximately $140,000 in 1-4 family real estate loans, retaining such assets in its securities available for sale portfolio as mortgage-backed securities.

   5.  RESERVE FOR LOAN LOSSES/IMPAIRED LOANS


   Transactions in the reserve for loan losses for the quarters ended March 31, 1996 and 1995 are summarized below:


                                                                                    Quarters ended
                                                                                       March 31,
                                                                                    1996         1995
     Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . .   $  29,194    $  25,154
        Provision for loan losses  . . . . . . . . . . . . . . . . . . . . . .         859        1,648
        Loans charged-off  . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,670)      (1,979)
        Recoveries of loans previously charged-off . . . . . . . . . . . . . .         693          447
          Net loans charged-off  . . . . . . . . . . . . . . . . . . . . . . .      (1,977)      (1,532)
     Balance at end of period  . . . . . . . . . . . . . . . . . . . . . . . .   $  28,076    $  25,270

   The recorded investment in loans considered impaired at March 31, 1996, as defined by Financial Accounting Standards Board Statement No. 114, was $17,476 of which $9,709 have collateral values equal to or greater than the recorded investment in such loans; the $7,767 balance of impaired loans have collateral values less than the recorded investment in such loans for which a specific loan loss reserve of $2,200 is maintained. For the three months ended March 31, 1996, the average recorded investment in impaired loans was approximately $17,700.


   6.  CONTINGENT LIABILITIES AND OTHER MATTERS


   There are certain legal proceedings pending against First Midwest and its Affiliates in the ordinary course of business at March 31, 1996. In assessing these proceedings, including the advise of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

   During the second quarter of 1995 settlement discussions were initiated arising out of litigation brought by First Midwest relating to a claim against its fidelity bond insurance carrier. Incident thereto the carrier informally communicated a settlement offer which was rejected by First Midwest. A bench trial commenced on February 26, 1996 with First Midwest presenting its case over the ensuing five days with the trial being continued to late June, 1996 when the insurance carrier will present its defense. Neither the outcome of the trial nor the possibility of settlement can be reasonably quantified or determined at this time.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

   The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for three months ended March 31, 1996 as compared to the same period in 1995. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as First Midwest's 1995 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 1996 are not necessarily indicative of results to be expected for the full year of 1996.

   The consolidated financial information for all periods presented herein have been restated to include First Midwest's 1995 acquisition of CF Bancorp, Inc. accounted for as a pooling of interests. All financial information is presented in thousands of dollars, except per share data.

                                   ACQUISITION

   On December 20, 1995, First Midwest consummated the acquisition of CF Bancorp, Inc. ("CF"), the holding company for Citizens Federal Savings Bank ("Citizens Federal"). Pursuant to the acquisition, each share of common stock of CF was converted into 1.4545 shares of First Midwest, resulting in 1,339,989 First Midwest shares being issued to CF stockholders. Citizens Federal, with assets of $220 million and offices in Davenport and Bettendorf, Iowa, is currently planned to be converted to a national bank and merged into First Midwest Bank, N.A. in 1996.

                              SUMMARY OF PERFORMANCE

   Net Income

   Net income for the first quarter of 1996 increased to $7,925 , or $.58 per share from $6,708, or $.49 per share in the first quarter of 1995, representing an increase of 18% on a per share basis.

   Presented in the table below is an income statement analysis comparing the change in the components of net income for the periods ended March 31, 1996 and 1995. The increase or decrease in each category is further detailed in the discussion and analysis that follows.


                                                                                       Three Months Ended
                                                                               March 31,                   Change
                                                                             1996        1995         $             %
       Net interest income (tax equivalent)  . . . . . . . . . . . . . .   $ 30,026    $ 29,515  $     511       1.7%
       Provision for loan losses . . . . . . . . . . . . . . . . . . . .        859       1,648       (789)    (47.9)
       Noninterest income  . . . . . . . . . . . . . . . . . . . . . . .      6,910       6,407        503       7.9
       Noninterest expense . . . . . . . . . . . . . . . . . . . . . . .     23,153      23,626       (473)     (2.0)
       Income before income taxes  . . . . . . . . . . . . . . . . . . .     12,924      10,648      2,276
       Income tax expense/tax equivalent adjustment  . . . . . . . . . .      4,999       3,940      1,059      26.9

       Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  7,925    $  6,708  $   1,217      18.1%
       Net Income per share  . . . . . . . . . . . . . . . . . . . . . .   $   0.58    $   0.49  $    0.09      18.4%


   Return on Average Assets and Stockholders' Equity

   Return  on average  assets  was 1.02%  for the  first  quarter of  1996  as compared to 0.89% for the same quarter in 1995. Return on average stockholders' equity for the first quarter of 1996 was 12.66%, as compared to 12.67% for the 1995 quarter.


                               NET INTEREST INCOME


   Net interest income on a tax equivalent totaled $30,026 for the first quarter of 1996, representing an increase of $511 over the year ago quarter totaling $29,515. As shown in the Volumes/Rate Analysis located on page 11, the increase in net interest income is comprised of $1,185 in interest income, net of $674 in interest expense. Interest income increased as a result of volume growth, with average interest earning assets totaling $2,922,622 for the first quarter of 1996 as compared to $2,864,443 for the same quarter 1995, for an increase of $58,219.

   Loans increased by $160 million and represented 71% of total earning assets for the first quarter of 1996 as compared to 67% for the 1995 quarter. Interest income on loans increased by $3,860 due to the volume growth as average interest rates were unchanged between periods.

   Securities held to maturity declined by $202 million in the first quarter of 1996 as compared to 1995 resulting primarily from a December, 1995 reclassification to the available for sale portfolio. The reclassification stemmed from both a Financial Accounting Standards Board-allowed redesignation between securities classifications and to conforming CF's acquired securities portfolio to First Midwest's. The total securities portfolio, including held to maturity and available for sale securities, declined by $124 million and represented 28% of earning assets for 1996 as compared to 33% in 1995. Such decline reduced interest income by $3,142 in the first quarter of 1996 as compared to 1995 and reflects a redeployment of available funds into higher-yielding loans.

   Funds sold and other short-term investments, representing the smallest component of earning assets, increased by $21 million in the first quarter of 1996, resulting in increased interest income of $467.

   The $674 increase in interest expense resulted from increases in both volumes of and rates on interest bearing liabilities. The most significant changes occurred in higher volumes and rates on money market and time deposits, which were partly offset by lower volumes and rates on short-term borrowings. New product offerings resulted in the growth in deposits, with certain new money market deposits being tied to the prime rate while the time deposit promotions offered high introductory interest rates. Short-term borrowing balances declined with discretionary funding needs, the rates on which dropped commensurate with short-term market interest rates.

   The net interest margin declined by five basis points for the first quarter of 1996 to 4.13% from 4.18% in 1995. As shown in the Volume/Rate Analysis, although interest rates on average earning assets decreased by seven basis points from 8.30% in 1995 to 8.23% in 1996, rates on average interest bearing liabilities increased by three basis points, resulting in a cost of funds of 4.77% in 1996 as compared to 4.74% in 1995. The decline in the yield on average earning assets resulted primarily from the securities available for sale portfolio, and is reflective of the relatively short effective duration of First Midwest's securities portfolio which approximates 1.8 years as of March 31, 1996. The average interest rate on interest bearing liabilities increased due to higher rates on money market and time deposits, due to the new product offerings at higher rates previously described.




   VOLUME/RATE ANALYSIS

   The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 1996 and 1995. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                                                                  AVERAGE INTEREST
                                                                   AVERAGE BALANCES               RATES EARNED/PAID
                                                                                                                 BASIS
                                                                                INCREASE                        POINTS
                                                           1996        1995    (DECREASE)    1996      1995    INC/(DEC)

     Funds sold and other
       short-term investments  . . . . . .             $   37,624      16,319   21,305      8.12%     7.28%      0.84%
     Securities available for sale . . . .                785,134     706,664   78,470       6.28      6.73     (0.45)
     Securities held to maturity . . . . .                 26,971     228,984 (202,013)      7.80      7.42      0.38
     Loans, net of unearned discount (1) .              2,072,933   1,912,476  160,457       8.98      8.99     (0.01)

       Total interest-earning assets (1) .             $2,922,662   2,864,443   58,219       8.23 %   8.30%     (0.07)%

     Savings deposits  . . . . . . . . . .             $  247,121     276,994  (29,873)      2.13      2.16     (0.03)
     NOW accounts  . . . . . . . . . . . .                261,473     283,829  (22,356)      2.32      2.38     (0.06)
     Money market deposits . . . . . . . .                278,943     228,580   50,363       3.67      3.18      0.49
     Time deposits . . . . . . . . . . . .              1,115,611     976,636  138,975       5.79      5.26      0.53
     Short-term borrowings . . . . . . . .                610,245     723,124 (112,879)      5.50      6.46     (0.96)

        Total interest-bearing liabilities             $2,513,393   2,489,163   24,230      4.77%     4.74%      0.03%

       Net interest margin/income (1)  . .                                                  4.13%     4.18%     (0.05)%

     (1)  Interest income and yields are presented on a tax-equivalent basis.


                                                                     INTEREST                   INCREASE/(DECREASE) IN
                                                                  INCOME/EXPENSE            INTEREST INCOME/EXPENSE DUE TO:

                                                                                INCREASE
                                                           1996        1995    (DECREASE)   VOLUME     RATE      TOTAL
     Funds sold and other
       short-term investments  . . . . . . . . . . . $        760         293      467     $   427        40       467
     Securities available for sale . . . . . . . . .       12,251      11,728      523       1,133      (610)      523
     Securities held to maturity . . . . . . . . . .          523       4,188   (3,665)     (3,934)      269    (3,665)
     Loans, net of unearned discount (1) . . . . . .       46,275      42,415    3,860       3,582       278     3,860

       Total interest-earning assets (1) . . . . . . $     59,809      58,624    1,185       1,208       (23)    1,185

     Savings deposits  . . . . . . . . . . . . . . . $      1,309       1,475     (166)       (159)       (7)     (166)
     NOW accounts  . . . . . . . . . . . . . . . . .        1,511       1,663     (152)       (129)      (23)     (152)
     Money market deposits . . . . . . . . . . . . .        2,548       1,792      756         432       324       756
     Time deposits . . . . . . . . . . . . . . . . .       16,067      12,655    3,412       1,914     1,498     3,412
     Short-term borrowings . . . . . . . . . . . . .        8,348      11,524   (3,176)     (1,665)   (1,511)   (3,176)

       Total interest-bearing liabilities  . . . . . $     29,783      29,109      674     $   393       281       674

       Net Interest margin/income (1)  . . . . . . . $     30,026      29,515      511     $   814      (303)      511

     (1)  Interest income and yields are presented on a tax-equivalent basis.




                                NONINTEREST INCOME

   Noninterest income totaled $6,910 for the quarter ended March 31, 1996, as compared to $6,407 for the same quarter in 1995. Exclusive of net security gains which totaled $76 for the first quarter of 1996 as compared to $183 for the same quarter of 1995, noninterest income increased by $610. The largest component of this increase was $368 in mortgage banking revenues resulting from growth in real estate loan originations which totaled $58,000 in the 1996 quarter as compared to $34,000 for the same quarter in 1995. Other service charges, commissions and fees contributed $156 of the increase primarily due to revenues on merchants fees on credit card sales and annuity sales revenues. Growth in new trust business resulted in an increase in trust income of $135, while decreases between quarters were realized in service charges on deposits accounts totaling $18 and other income totaling $31.

                               NONINTEREST EXPENSE

   Noninterest expense totaled $23,153 for the quarter ended March 31, 1996, decreasing by $473 from $23,626 for the same quarter 1995. The largest component of the decline in expense was FDIC insurance premiums, which decreased by $1,033 in the first quarter of 1996 as compared to the like 1995 period, reflective of a reduced premium assessment to approximately .04 cents per $100 of deposits in 1996 as compared to .23 cents per $100 of deposits in 1995. Retirement and other employee benefits expense decreased by $210 primarily as a result of the Company's 1995 restructuring initiative, and foreclosed real estate expense decreased by $216 due to a $3.3 million reduction in principal balances of foreclosed property held from period to period. An acquisition credit of $324 was recorded in the first quarter of 1996 due to forfeited severance resulting from voluntary resignations during the first quarter of 1996 at Citizens Federal. Note 2 to the consolidated financial statements provides additional information with respect to acquisition expenses/credits.

   In part offsetting the impact of the above referenced expense reductions was an increase in occupancy expenses of $212 in the first quarter of 1996 resulting from rental expense incurred on a new operations center which began in mid-1995. Additionally, other expenses increased by $940, $260 of which was due to insurance expense and reflects the affect of a one-time credit recorded in the 1995 quarter, and $230 of which resulted from legal and professional fees primarily related to the litigation referred to in note 6 to the consolidated financial statements. Also incurred were increases totaling $110 in repossession expense and $90 in advertising and promotions, with the remaining $250 increase in other expense spread among various categories of miscellaneous expense.

                                INCOME TAX EXPENSE

   Income  tax  expense  totaled  $4,373  for   the  first  quarter  of  1996,
   increasing from $3,650 for the same period in 1995 and reflects effective income tax rates of 35.6% and 35.2%, respectively.

                  NONPERFORMING ASSETS AND 90 DAY PAST DUE LOANS

   At March 31, 1996, nonperforming assets totaled $25,170 and loans past due 90 days or more and still accruing totaled $8,206. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing, as of the close of the last five calendar quarters:

     Nonperforming Assets and                               1996                                 1995
     90 Day Past Due Loans                                March 31      Dec. 31       Sept. 30     June 30     March 31
     Nonaccrual loans  . . . . . . . . . . . . . . .    $    11,428  $     11,219   $     9,208  $    11,924  $    12,558
     Renegotiated loans  . . . . . . . . . . . . . .          7,963         7,917         7,942        7,779        7,704
       Total nonperforming loans   . . . . . . . . .         19,391        19,136        17,150       19,703       20,262

     Foreclosed real estate  . . . . . . . . . . . .          5,779         4,752         5,664        7,746        9,089

       Total nonperforming assets  . . . . . . . . .    $    25,170  $     23,888   $    22,814  $    27,449  $    29,351

       % of total loans plus foreclosed real estate           1.29%         1.13%         1.11%        1.36%        1.51%

     90 Day past due loans accruing interest . . . .    $     8,206  $      3,626   $     8,676  $     3,800  $     5,980

   The $1,027 increase in foreclosed real estate is primarily due to the addition of a commercial property totaling $1,500, which was partially offset by dispositions in 1-4 family properties of approximately $500.

   First   Midwest's   disclosure   with   respect  to   impaired   loans   is
   contained   in  note  5   to   the   consolidated   financial   statements,
   located on page 8.


                      PROVISION AND RESERVE FOR LOAN LOSSES

   Transactions in the reserve for loan losses during the three months ended March 31, 1996 and 1995 are summarized in the following table:

                                                                                           Three months ended
                                                                                                  March 31,
                                                                                         1996            1995
       Balance at beginning period   . . . . . . . . . . . . . . . . . . . . . . .    $   29,194  $     25,154
           Provision for loan process  . . . . . . . . . . . . . . . . . . . . . .           859         1,648
           Loans charged of  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,670)       (1,979)
           Recoveries of loans previously charged-off  . . . . . . . . . . . . . .           693           447
             Net loans charged-off   . . . . . . . . . . . . . . . . . . . . . . .        (1,977)       (1,532)
       Balance at end of period  . . . . . . . . . . . . . . . . . . . . . . . . .    $   28,076  $     25,270

   The provision for loan losses charged to operating expense for the first quarter of 1996 totaled $859 as compared to $1,648 for the same quarter in 1995. Loans charged off, net of recoveries, for the quarter totaled $1,977, or .38% of average loans in 1996 as compared to $1,532, or .33% in 1995. The level of the provision for loan losses charged to operating expense in any given period is dependent upon many factors, including loan growth and changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values, and Management's assessment of current and prospective economic conditions in First Midwest's primary market areas.

   At March 31, 1996, the reserve for loan losses totaled $28,076, or 1.45% of loans, a level which is considered adequate in relation to the risk of future losses within the loan portfolio. The reserve is comprised of three parts: allocated for specific impaired loans, $2,200; allocated for general segments of unimpaired loans, $9,143; and unallocated, $16,733. That part of the reserve allocated for specific impaired loans is discussed in note 5 to the consolidated financial statements located on page 8. That part of the reserve allocated for general unimpaired loan segments represents First Midwest's best judgment as to potential loss exposure based upon both historical loss trends as well as loan ratings and qualitative evaluations of such segments. The unallocated portion of the reserve is that part not allocated to either a specific loan on which loss is anticipated or allocated to general segments of the unimpaired loan portfolio.

                                 CAPITAL ANALYSIS

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

                          CAPITAL MEASUREMENTS - FRB/OCC

                                                                                         As of March 31, 1996
                                                                Bank Holding Company                   National Bank    Minimum
                                                                            Minimum                      Minimum         Well-
                                                                First       Required                     Required     Capitalized
                                                               Midwest        FRB          FMB, N.A.       OCC           FDICIA

     Tier 1 capital to risk-based assets . . . . . . . .        10.81%         4.00%          8.83%         4.00%          6.00%
     Total capital to risk-based assets  . . . . . . . .        12.06%         8.00%         10.07%         8.00%         10.00%
     Leverage ratio  . . . . . . . . . . . . . . . . . .         7.61%         3.00%          6.28%         3.00%          5.00%

   Citizens Federal's primary regulator is the Office of Thrift Supervisions ("OTS"). As of March 31, 1996, Citizens Federal exceeded all applicable capital ratio requirements of the OTS.

   First Midwest believes that it has a responsibility to reward its stockholders with a meaningful current return on their investment and, as part of the Company's dividend policy, First Midwest's Board of Directors reviews the Company's dividend payout ratio periodically to ensure that it is consistent with internal capital guidelines and industry standards. As a result of such review, in February, 1996, First Midwest's Board of Directors authorized a quarterly dividend increase to $0.21 per share representing a 10.5% increase over the previous quarterly dividend of $0.19. As of March 31, 1996, the dividend payout ratio was 35.3% based on net income from operations for the trailing four quarters.


           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At First Midwest's Annual Meeting of Shareholders held on April 16, 1996, the following matters were submitted to vote:



                                                                                        Number of Shares Voted:
                                                                                     For       Against      Abstain

     -   Approving two proposals to amend
             the Company's Restated Certificate
             of Incorporation (1)  . . . . . . . . . . . . . . . . . . . . . .   9,887,000(2)  1,169,000     137,000

     -   Approving a proposal to amend
             the Company's 1989 Omnibus
             Stock and Incentive Plan (3)  . . . . . . . . . . . . . . . . . .   8,515,000(4)  1,479,000     217,000

     -   Election of four directors  . . . . . . . . . . . . . . . . . . . . .         ---(5)        ---         ---


     (1)  The  proposals to amend the  Company's Restated Certificate of Incorporation  increased the number of shares of Common  Stock which the Company is  authorized to issue from  20 million to 30  million and
          changed the par value per share  of such stock from no stated par  value to a par value of $0.01.   A
          copy of the approved Restated Certificate of Incorporation is provided herein as Exhibit 3.
     (2)  Represents 72.3% of shares outstanding.
     (3)  The  proposal to amend the Company's 1989 Omnibus Stock  and Incentive Plan is fully described in the
          Company's Proxy Statement filed with the Securities and Exchange Commission on March 8, 1996.
     (4)  Represents 76.1% of shares voted.
     (5)  Each of the four directors received votes in favor of at least 94% of shares voted.

                           PART II.  OTHER INFORMATION

                     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits - See Exhibit Index appearing on page 15.

      (b)   Form 8-K  - On  January 4, 1996  First Midwest filed  a report  on
            Form 8-K announcing the consummation of the acquisition of CF Bancorp, Inc. on December 20, 1995.

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 First Midwest Bancorp, Inc.


   Date:  May 14, 1996                           DONALD J. SWISTOWICZ
                                                 Donald J. Swistowicz
                                                  Executive Vice President*

   * Duly authorized to sign on behalf of the Registrant.




                                  EXHIBIT INDEX



     Exhibit                                                                                                            Sequential
     Number                         Description of Documents                                                            Page Number

        3                           Restated Articles of Incorporation, as amended                                              16

       27                           Financial Data Schedule                                                                     26