Form 10-Q
period 1996-06-30
FIRST MIDWEST BANCORP INC
filed 1996-08-14
CIK 702325

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended JUNE 30, 1996, or

[ ]    Transition report pursuant  to Section 13  or 15(d)  of the  Securities
       Exchange Act  of 1934 for the transition period from                 to

                                                            ---------------


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


                         COMMON STOCK, $.01 PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS
         (Securities Registered Pursuant to Section 12(g) of the Act)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 8, 1996, 13,684,359 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.

                     Exhibit Index is located on page 17.



                          FIRST MIDWEST BANCORP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS







PART I. FINANCIAL INFORMATION                                             PAGE
                                                                          ----

   Item 1. Financial Statements

      Consolidated Statements of Condition  . . . . . . . . . . . . . . . .  3

      Consolidated Statements of Income . . . . . . . . . . . . . . . . . .  4

      Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . .  5

      Notes to Consolidated Financial Statements  . . . . . . . . . . . . .  6

   Item 2. Management's  Discussion and  Analysis of  Financial Condition  and
Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . 10



PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   16








                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CONDITION
                         (Dollar amounts in thousands)



                                                  JUNE 30,   DECEMBER 31,

                                                  1996 (1)    1995 (2)
                                                 ---------  ------------

ASSETS
  Cash and due from banks                        $ 162,901    $  141,336
  Funds sold and other short term investments        4,073         7,927
  Mortgages held for sale                           21,374        20,011
  Securities available for sale, at market value   831,747       831,030
  Securities held to maturity, at
   amortized cost                                   25,105        27,527
  Loans                                          1,979,313     2,085,604
  Reserve for loan losses                         (28,597)      (29,194)
                                                 ---------    ----------
  Net loans                                      1,950,716     2,056,410

  Premises, furniture and equipment                 47,135        47,108
  Accrued interest receivable                       22,720        24,786
  Other assets                                      52,633        51,162
                                                    ------    ----------
  TOTAL ASSETS                                  $3,118,404    $3,207,297


                                                 =========    ==========
LIABILITIES
  Demand deposits                                $ 362,520    $  360,895
  Savings deposits                                 292,829       251,468
  NOW accounts                                     294,205       262,959
  Money market deposits                            230,578       285,058
  Time deposits                                  1,118,656     1,111,678
                                                 ---------    ----------
   Total deposits                                2,298,788     2,272,058

  Short-term borrowings                            531,188       649,821
  Accrued interest payable                          10,185        12,262
  Other liabilities                                 23,609        23,923
                                                 ---------    ----------
  TOTAL LIABILITIES                              2,863,770     2,958,064
                                                 ---------    ----------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value: 1,000,000
   shares authorized, none issued                      ---           ---
  Common stock, $.01 par value: 30,000,000
   shares authorized 14,007,291 shares
   issued; 13,697,487 and 13,679,747 outstanding
   at June 30, 1996 and
   December 31, 1995, respectively                     137        23,475
  Additional paid-in capital                        57,543        35,516
  Retained earnings                                206,192       195,853
  Unrealized net appreciation (depreciation)
   on securities, net of tax                       (3,214)           486
  Treasury stock, at cost - 309,804 and 327,544
   shares at June 30, 1996
   and December 31, 1995, respectively             (6,024)       (6,097)
                                                 ---------    ----------
  TOTAL STOCKHOLDERS' EQUITY                       254,634       249,233
                                                 ---------    ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $3,118,404    $3,207,297
                                                 =========    ==========



See notes to consolidated financial statements.
(1)  Unaudited
(2)  Audited - See December 31, 1995 Form 10-K for Auditor's Report.

                          FIRST MIDWEST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (Dollar amounts in thousands, except per share data)


                                                                 QUARTERS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30, (1)                          JUNE 30, (1)
                                                           ----------------------------        ---------------------------
                                                               1996           1995                1996              1995

                                                           ------------  -------------        -----------       ----------
INTEREST INCOME
Loans . . . . . . . . . . . . . . . . . . . . . . . . .   $      43,975  $      45,245        $    90,170       $   87,514
Securities available for sale . . . . . . . . . . . . .          13,578         10,767             25,383           22,460
Securities held to maturity . . . . . . . . . . . . . .             416          4,285                839            8,286
Funds sold and other short-term investments . . . . . .             901            997              1,661            1,289
                                                           ------------   ------------        -----------       ----------
   TOTAL INTEREST INCOME  . . . . . . . . . . . . . . .          58,870         61,294            118,053          119,549
                                                           ------------   ------------        -----------       ----------

INTEREST EXPENSE


Deposits  . . . . . . . . . . . . . . . . . . . . . . .          21,095         20,391             42,531           37,976
Short-term borrowings . . . . . . . . . . . . . . . . .           7,249         11,434             15,596           22,879
                                                           ------------   ------------        -----------       ----------
   TOTAL INTEREST EXPENSE . . . . . . . . . . . . . . .          28,344         31,825             58,127           60,855
                                                           ------------   ------------        -----------       ----------

   NET INTEREST INCOME  . . . . . . . . . . . . . . . .          30,526         29,469             59,926           58,694

PROVISION FOR LOAN LOSSES . . . . . . . . . . . . . . .           1,767          2,544              2,626            4,192
                                                           ------------   ------------        -----------       ----------

   Net interest income after provision for loan losses           28,759         26,925             57,300           54,502
                                                           ------------   ------------        -----------       ----------

NONINTEREST INCOME
Service charges on deposit accounts . . . . . . . . . .           2,637          2,393              4,975            4,749
Trust and investment management fees  . . . . . . . . .           1,605          2,098              3,228            3,587
Other service charges, commissions and fees . . . . . .           1,469          1,306              2,856            2,537
Mortgage banking revenues . . . . . . . . . . . . . . .             803            851              1,718            1,398
Other income  . . . . . . . . . . . . . . . . . . . . .             509          1,004              1,080            1,605
Security gains, net . . . . . . . . . . . . . . . . . .             469            859                545            1,042
                                                           ------------   ------------        -----------       ----------
   TOTAL NONINTEREST INCOME . . . . . . . . . . . . . .           7,492          8,511
                                                                                                   14,402           14,918
                                                           ------------   ------------        -----------       ----------

NONINTEREST EXPENSE
Salaries and wages  . . . . . . . . . . . . . . . . . .          10,235         10,221             20,189           20,182
Retirement and other employee benefits  . . . . . . . .           2,374          2,935              4,924            5,694
Occupancy expense of premises . . . . . . . . . . . . .           1,480          1,286              3,180            2,773
Equipment expense . . . . . . . . . . . . . . . . . . .           1,370          1,437              2,829            2,955
Computer processing expense . . . . . . . . . . . . . .           1,673          1,492              3,263            3,076
FDIC insurance premiums . . . . . . . . . . . . . . . .             155          1,182                304            2,364
Acquisition credit  . . . . . . . . . . . . . . . . . .             ---            ---               (324)             ---
Other expenses  . . . . . . . . . . . . . . . . . . . .           5,914          5,980             11,989           11,115
                                                           ------------   ------------        -----------       ----------
   TOTAL NONINTEREST EXPENSE  . . . . . . . . . . . . .          23,201         24,533             46,354           48,159
                                                           ------------   ------------        -----------       ----------


Income before income tax expense  . . . . . . . . . . .          13,050         10,903             25,348           21,261
INCOME TAX EXPENSE  . . . . . . . . . . . . . . . . . .           4,833          3,866              9,206            7,516
                                                           ------------   ------------        -----------       ----------
   NET INCOME . . . . . . . . . . . . . . . . . . . . .   $       8,217  $       7,037        $    16,142          $13,745
                                                           ============   ============        ===========       ==========


   NET INCOME PER SHARE . . . . . . . . . . . . . . . .   $        0.60  $        0.52        $      1.18       $     1.01
   Cash dividends declared per share  . . . . . . . . .   $        0.21  $        0.19        $      0.42       $     0.38
   Weighted average shares outstanding  . . . . . . . .
                                                             13,693,990     13,563,701         13,695,004       13,536,285
                                                           ============   ============        ===========       ==========


See notes to consolidated financial statements.
(1)  Unaudited

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                                                             SIX MONTHS ENDED
                                                                                               JUNE 30, (1)
                                                                                       -----------------------------
                                                                                            1996          1995
                                                                                       -------------   -------------
OPERATING
ACTIVITIES
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     16,142    $     3,745
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses  . . . . . . . . . . . . . . . . . . . . . . . . . .           2,626          4,192
     Provision for depreciation   . . . . . . . . . . . . . . . . . . . . . . . . .           3,390          2,862
     Net (accretion) amortization of securities available for sale premiums and discounts  . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                             (1,611)         1,265
     Net (accretion) of securities held to maturity premiums
        and discounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (30)        (1,059)
     Net (gains) on securities available for sale transactions  . . . . . . . . . .            (545)        (1,042)
     Net (gains) on sales of premises, furniture and equipment  . . . . . . . . . .             (74)          (103)
     Net increase (decrease) in deferred income taxes   . . . . . . . . . . . . . .           1,120           (256)
     Net amortization of purchase accounting adjustments and goodwill   . . . . . .             559            718
     Changes in operating assets and liabilities:
        Net (increase) in loans held for sale . . . . . . . . . . . . . . . . . . .          (1,879)        (9,612)
        Net decrease (increase) in accrued interest receivable  . . . . . . . . . .           2,066         (2,904)
        Net decrease in other assets  . . . . . . . . . . . . . . . . . . . . . . .             814          3,211
        Net (decrease) increase in accrued interest payable . . . . . . . . . . . .          (2,077)           874
        Net (decrease) increase in other liabilities  . . . . . . . . . . . . . . .          (1,434)           914
                                                                                       -------------  -------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES   . . . . . . . . . . . . . . .          19,067         12,805
                                                                                       -------------  -------------

INVESTING ACTIVITIES
Securities available for sale:
   Proceeds from sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         929,584        347,737
   Proceeds from maturities, calls and paydowns . . . . . . . . . . . . . . . . . .         218,254         14,202
   Purchases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,011,300)       (96,193)

Securities held to maturity:
   Proceeds from maturities, calls and paydowns . . . . . . . . . . . . . . . . . .           4,447         67,478
   Purchases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,995)      (173,269)
Loans made to customers, net of principal collected . . . . . . . . . . . . . . . .         (40,930)      (110,171)
Proceeds from sales of foreclosed real estate . . . . . . . . . . . . . . . . . . .           2,452          3,034
Proceeds from sales of premises, furniture and equipment  . . . . . . . . . . . . .             138            123
Purchases of premises, furniture and equipment  . . . . . . . . . . . . . . . . . .          (3,092)        (6,670)
                                                                                       -------------  -------------
   NET CASH USED BY INVESTING ACTIVITIES  . . . . . . . . . . . . . . . . . . . . .          97,558         46,271
                                                                                       -------------  -------------

FINANCING ACTIVITIES
Net increase in deposit accounts  . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                             26,730        104,423
Net (decrease) increase in short-term borrowings  . . . . . . . . . . . . . . . . .        (118,633)       (57,496)
Purchases of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,447)           (90)
Cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,771)        (4,650)
Cash dividends paid by acquiree . . . . . . . . . . . . . . . . . . . . . . . . . .              --           (363)
Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,207          1,320
                                                                                       -------------  -------------
   NET CASH USED BY FINANCING ACTIVITIES  . . . . . . . . . . . . . . . . . . . . .
                                                                                            (98,914)        43,144
                                                                                       -------------  -------------
   Net (decrease) increase in cash and cash equivalents . . . . . . . . . . . . . .          17,711        102,220
   Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . .         149,263
                                                                                                           130,394
                                                                                       -------------  -------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . . . . . . .    $
                                                                                            166,974   $    232,614
                                                                                       =============  =============

Supplemental disclosures:
   Interest paid to depositors and creditors  . . . . . . . . . . . . . . . . . . .    $     60,204   $
                                                                                                            59,981
   Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,488          9,457
   Non-cash transfers to foreclosed real estate from loans  . . . . . . . . . . . .           3,370            866
   Non-cash transfers to securities available for sale from loans . . . . . . . . .         141,164             --
                                                                                       =============  =============

See notes to consolidated financial statements.
(1)  Unaudited



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of First Midwest Bancorp, Inc. ("First Midwest") have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements requires Management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In addition, certain reclassifications have been made to the 1995 data to conform to the 1996 presentation. For further information with respect to significant accounting policies followed by First Midwest in the preparation of its consolidated financial statements, refer to First Midwest's Annual Report on Form 10-K for the ended December 31, 1995.

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

Coincident with the acquisition, First Midwest recorded $4,887 in acquisition-related costs consisting of $4,339 in acquisition expenses and $548 in provisions for loan losses incident to conforming Citizens Federal's credit policies to First Midwest's. The acquisition expenses, certain of which are nondeductible for income tax purposes, were recorded through the establishment of a reserve which is comprised of the following components as of the dates indicated:

                                                                             June 30,                December 20,
Acquisition Reserve:                                                           1996                      1995
- -------------------                                                         ---------                -----------
   Executive severance agreements                                             $   919                  $  1,290
   Employee severance                                                             168                       545
   Outplacement and other employee costs                                           73                       275
   Bad debt reserve recapture                                                     992                       992
   Investment advisor fees                                                        ---                       410
   Legal, accounting and other professional fees                                  233                       827
                                                                              -------                  --------

                                                                              $ 2,385                  $  4,339
                                                                              =======                  ========

During the first six months of 1996 the acquisition reserve was reduced by $1,954, of which $1,699 was recorded in the first quarter of 1996 with the remaining $255 being recorded in the second quarter. Of the total $1,954, $1,630 was paid out for acquisition related expenses with the remaining $324 being reversed. The reversal was primarily related to reduced severance payments to former Citizens Federal's executives and employees who either resigned or accepted renegotiated payouts during the first quarter of 1996.



The bad debt reserve recapture component of the acquisition reserve represents the estimated after-tax cost that, under current law, would be incurred when Citizens Federal converts from a thrift to a bank. It is currently anticipated that Citizens Federal will convert to a bank and be merged into First Midwest Bank, N.A. before year end. As part of the minimum wage increase/small business tax relief legislation recently passed by Congress and now awaiting Presidential action, pre-1988 bad debt reserves of thrifts would not be subject to recapture (i.e., expensed and recorded as a tax liability) upon conversion to a bank. If this legislation is approved by the President and becomes law and Citizens Federal is thereafter converted to a bank, the need for the bad debt reserve recapture component of the acquisition reserve, in substantial part, would be eliminated permitting its reversal.

Additional information with respect to the components of the acquisition reserve can be found in First Midwest's Annual Report on Form 10-K for the year ended December 31, 1995 in Footnote 2 located on page 47.


3. SECURITIES

SECURITIES AVAILABLE FOR SALE - The amortized cost and market value of securities available for sale at June 30, 1996 and December 31, 1995 are as follows:

                                                            Securities Available for Sale
                                ------------------------------------------------------------------------------------
                                             June 30, 1996                             December 31, 1995
                                -----------------------------------------  -----------------------------------------
                                             Gross     Gross                            Gross       Gross
                                Amortized Unrealized Unrealized  Market    Amortized Unrealized  Unrealized    Market
                                   Cost      Gains     Losses     Value       Cost      Gains      Losses      Value
                                ---------  ---------  --------  ---------   --------  ---------   ----------    ----
U.S.  Treasury
securities  . . . . . . . . .   $  65,672  $      48  $  (244)  $  65,476   $188,854   $    803   $     -   $ 189,657
U.S. Agency securities  . . .     339,316        405   (2,876)    336,845    266,534        620      (279)    266,875
Mortgage-backed securities  .     426,891      1,797   (4,359)    424,329    369,888        876    (1,248)    369,516
Other securities  . . . . . .       5,097         -         -       5,097      4,958         24         -       4,982
                                ---------  ---------  --------  ---------   --------  ---------   --------  ---------
   Total  . . . . . . . . . .   $ 836,976  $   2,250  $(7,479)  $ 831,747   $830,234   $  2,323   $(1,527)  $ 831,030
                                =========  =========  ========  =========   ========  =========   ========  =========

SECURITIES HELD TO MATURITY - The amortized cost and market value of securities held to maturity at June 30, 1996 and December 31, 1995 are as follows:

                                                             Securities Held to Maturity
                                ------------------------------------------------------------------------------------
                                           June 30, 1996                                  December 31, 1995
                                -----------------------------------------  -----------------------------------------
                                            Gross      Gross                            Gross      Gross
                                Amortized Unrealized Unrealized  Market    Amortized Unrealized  Unrealized  Market
                                   Cost      Gains     Losses     Value       Cost      Gains      Losses     Value
                                ---------  ---------  --------  ---------   --------  ---------  --------- --------
U.S. Treasury
securities  . . . . . . . . .   $     930  $      -   $    -    $     930   $   828   $      8   $     -   $    836
State and municipal securities     12,882        119     (108)     12,893    14,403        320      (241)    14,482
Other securities  . . . . . .      11,293         21       -       11,314    12,296         27         -     12,323
                                ---------  ---------  --------  ---------   --------  ---------  --------  --------
   Total  . . . . . . . . . .   $  25,105  $     140  $  (108)  $  25,137   $27,527   $    355   $  (241)  $ 27,641
                                =========  =========  ========  =========   ========  =========  ========  ========

4. LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:

                                                      June 30,    December 31,
                                                        1996          1995
                                                      ---------    ---------
   Commercial and industrial  . . . . . . . . . .    $  566,370    $ 625,210
   Agricultural . . . . . . . . . . . . . . . . .        42,853       32,111
   Consumer . . . . . . . . . . . . . . . . . . .       569,149      568,344
   Real estate - 1-4 family . . . . . . . . . . .       197,240      325,056
   Real estate - commercial . . . . . . . . . . .       491,581      422,073
   Real estate - construction . . . . . . . . . .       102,913       98,688
   Other  . . . . . . . . . . . . . . . . . . . .         9,207       14,122
                                                      ---------   ----------
   Total  . . . . . . . . . . . . . . . . . . . .    $1,979,313   $2,085,604
                                                     ==========   ==========

During the first quarter of 1996, First Midwest securitized approximately $140,000 in 1-4 family real estate loans, retaining such assets in its securities available for sale portfolio as mortgage-backed securities.

5.  RESERVE FOR LOAN LOSSES/IMPAIRED LOANS


Transactions in the reserve for loan losses for the quarters and six month periods ended June 30, 1996 and 1995 are summarized below:

                                                                    Quarters ended           Six months ended
                                                                       June 30,                  June 30,
                                                                ----------------------   -----------------------
                                                                   1996        1995         1996          1995
                                                                ----------  ----------   ----------   ----------
Balance  at
beginning of period . . . . . . . . . . . . . . . . . . . .    $  28,076    $  25,270    $  29,194     $ 25,154
Provision for loan losses . . . . . . . . . . . . . . . . .        1,767        2,544        2,626        4,192
   Loans charged-off  . . . . . . . . . . . . . . . . . . .       (1,773)      (2,563)      (4,443)      (4,542)
   Recoveries of loans previously charged-off . . . . . . .          527          650        1,220        1,097
                                                                ----------  ----------   ----------   ----------
   Net loans charged-off  . . . . . . . . . . . . . . . . .       (1,246)      (1,913)      (3,223)      (3,445)
                                                                ----------  ----------   ----------   ----------
Balance at end of period  . . . . . . . . . . . . . . . . .    $  28,597    $  25,901    $  28,597     $ 25,901
                                                                ==========  ==========   ==========   =========

At June 30, 1996, the recorded investment in loans considered impaired as defined by Financial Accounting Standards Board Statement No. 114, was $16,653 of which $10,133 have collateral values equal to or greater than the recorded investment in such loans; the $6,520 balance of impaired loans have collateral values less than the recorded investment in such loans for which a specific loan loss reserve of $1,874 is maintained. For the six months ended June 30, 1996, the average recorded investment in impaired loans was approximately $17,734.

6.  RESTATED CERTIFICATE OF INCORPORATION


At its Annual Meeting of Shareholders held on April 16, 1996, First Midwest's Certificate of Incorporation was amended to increase the number of shares of authorized common stock and change the par value of such stock. The number of shares of authorized stock increased from 20,000,000 to 30,000,000, while First Midwest's no par value common stock was changed to $.01 par value. Incident to such change, the recorded common stock balance of the Company was adjusted to reflect the aggregate par value of the shares outstanding, with the excess recorded common stock being transferred to additional paid-in capital. The amendments do not dilute the ownership interests of stockholders nor do they have any other impact on the rights and privileges of common stockholders.



7.  CONTINGENT LIABILITIES AND OTHER MATTERS


There are certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business at June 30, 1996. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

During the second quarter of 1995 settlement discussions were initiated arising out of litigation brought by First Midwest relating to a claim against its fidelity bond insurance carrier. Incident thereto the carrier informally communicated a settlement offer which was rejected by First Midwest. A bench trial commenced in February, 1996 with First Midwest presenting its case and the matter being continued until April, 1996. Because of the judge's health, the trial was again continued during which time the judge passed away. The case is currently pending reassignment to another judge and the scheduling of a new trial date. Neither the outcome of the trial nor the possibility of settlement can be reasonably quantified or determined at this time.


           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarter and six months ended June 30, 1996 as compared to the same periods in 1995. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as First Midwest's 1995 Annual Report on Form 10-K. Results of operations for the quarter and six month periods ended June 30, 1996 are not necessarily indicative of results to be expected for the full year of 1996.

The consolidated financial information for all periods presented herein have been restated to include First Midwest's 1995 acquisition of CF Bancorp, Inc. accounted for as a pooling of interests. All financial information is presented in thousands of dollars, except per share data.


                            SUMMARY OF PERFORMANCE
Net Income
- ----------

Net income for the second quarter of 1996 increased to $8,217, or $.60 per share from $7,037, or $.52 per share in the second quarter of 1995, representing an increase of 15% on a per share basis. Net income for the six months ended June 30, 1996, totaled $16,142, or $1.18 per share from $13,745, or $1.01 per share for the same period in 1995, representing a 17% increase per share.

Return on Average Assets and Stockholders' Equity
- -------------------------------------------------

Return on average assets was 1.06% for the second quarter of 1996 as compared to 0.89% for the same quarter in 1995. Return on average assets was 1.04% for the six months ended June 30, 1996, as compared to 0.89% for the same period in 1995.

Return on average stockholders' equity was 13.03% for the second quarter of 1996, as compared to 12.28% for the same quarter in 1995. Return on average stockholders' equity was 12.85% for the six months ended June 30, 1996, as compared to 12.47% for the same period in 1995.

                              NET INTEREST INCOME

Net interest income on a tax equivalent totaled $31,079 for the second quarter of 1996, representing an increase of $1,293 over the year ago quarter totaling $29,786. As shown in the Volume/Rate Analysis for the quarter ended June 30, 1996 located on page 11, net interest margin for the second quarter of 1996 increased to 4.33% as compared to 4.06% in the 1995 period. As a result of the improvement in net interest margin, tax equivalent net interest income increased by $1,293 in the second quarter of 1996 as compared to 1995, comprised of $2,188 in reduced interest income net of $3,481 in lower interest expense.

A decrease in loans outstanding was the primary contributor to the reduction in total interest income in the second quarter of 1996 of $2,188 as compared to 1995. Such decrease resulted primarily from the securitization of approximately $140,000 in 1-4 family residential real estate loans at the end of the first quarter of 1996 which were securitized and transferred to the securities available for sale portfolio. Offsetting, in part, the reduction in loans outstanding from such securitization was core growth in total loans resulting in a net decrease in average loans outstanding of approximately $22,000 in the second quarter of 1996 as compared to the same period in 1995. The decrease in total interest expense of $3,481 in the second quarter of 1996 was primarily due to decreases in both the volume of and rates paid on short-term borrowings, primarily wholesale repurchase agreements.

For the six month period ended June 30, 1996, net interest margin increased to 4.23% from 4.12% for 1995. The Volume/Rate Analysis for the six months ended June 30, 1996 as compared to 1995 is presented on page 12.


VOLUME/RATE ANALYSIS

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended June 30, 1996 and 1995. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                                                QUARTERS ENDED JUNE 30, 1996 AND 1995
                                             -------------------------------------------------------------
                                                                                AVERAGE INTEREST
                                                    AVERAGE BALANCES           RATES EARNED/PAID
                                             ----------------------------  ----------------------------
                                                                                                BASIS
                                                                INCREASE                       POINTS
                                               1996      1995  (DECREASE)    1996      1995   INC/(DEC)
                                            ---------  -------  ---------  --------  -------- ---------
Funds sold and other
  short-term investments  . . . . . .       $  40,839    46,123    (5,284)   8.87 %    8.67 %     0.20 %
Securities available for sale (1) . .         859,457   659,247   200,210    6.53      6.55      (0.02)
Securities held to maturity (1) . . .          24,879   250,834  (225,955)   8.34      7.25       1.09
Loans, net of unearned discount (2) .       1,962,445 1,984,100   (21,655)   9.03      9.16      (0.13)
                                            --------- --------- ---------- --------  -------- ---------

  Total interest-earning assets (2) .      $2,887,620 2,940,304   (52,684)   8.28 %    8.40 %    (0.12)%
                                           ========== ========= ========== ========  ========  =========

Savings deposits  . . . . . . . . . .      $  259,450   267,611    (8,161)   2.18 %    2.18 %     0.00 %
NOW accounts  . . . . . . . . . . . .         314,262   312,858     1,404    2.34      2.47      (0.13)
Money market deposits . . . . . . . .         266,683   252,084    14,599    3.56      3.55       0.01
Time deposits . . . . . . . . . . . .       1,108,726 1,045,866    62,860    5.62      5.67      (0.05)
Short-term borrowings . . . . . . . .         542,598   688,526  (145,928)   5.37      6.66      (1.29)
                                           ---------- --------- ---------- --------- --------  ----------

  Total interest-bearing liabilities       $2,491,719 2,566,945   (75,226)   4.58 %    4.97 %    (0.39)%
                                           ========== ========= ========== ========= ========  =========
  Net interest margin/income (2)  . .                                        4.33 %    4.06 %     0.27 %
                                                                           ========= ========  =========


                                      ----------------------------      --------------------------------
                                                 INTEREST                    INCREASE/(DECREASE) IN
                                             INCOME/EXPENSE             INTEREST INCOME/EXPENSE DUE TO:
                                      --------------------------        --------------------------------

                                                            INCREASE
                                         1996       1995   (DECREASE)     VOLUME       RATE      TOTAL
                                      --------   --------  --------      ---------    ------    -------
Funds sold and other
  short-term investments  . . . . . . $    901       997       (96)      $   (116)        20      (96)
Securities available for sale (1) . .   13,955    10,767     3,188          3,251        (63)    3,188
Securities held to maturity (1) . . .      516     4,535    (4,019)        (4,803)       784    (4,019)
Loans, net of unearned discount (2) .   44,051    45,312    (1,261)          (491)      (770)   (1,261)
                                      --------   --------  ---------     ---------     ------   -------

  Total interest-earning assets (2) . $ 59,423    61,611    (2,188)      $ (2,161)       (27)   (2,188)
                                      ========   ========  =========     =========     ======   =======

Savings deposits  . . . . . . . . . . $  1,404     1,455       (51)      $    (45)        (6)      (51)
NOW accounts  . . . . . . . . . . . .    1,828     1,925       (97)             9       (106)      (97)
Money market deposits . . . . . . . .    2,360     2,234       126            129         (3)      126
Time deposits . . . . . . . . . . . .   15,502    14,777       725            877       (152)      725
Short-term borrowings . . . . . . . .    7,250    11,434    (4,184)        (2,177)    (2,007)   (4,184)
                                       -------   --------  ---------     ---------     -----   --------

  Total interest-bearing liabilities  $ 28,344    31,825    (3,481)     $  (1,207)    (2,274)   (3,481)
                                      =======   =========  =========      =========    =====   ========
  Net interest margin/income (2)  . . $ 31,079    29,786     1,293      $    (954)     2,247     1,293
                                      =======   =========  =========      =========    =====   ========




(1)
  In December 1995, a reclassification was made from securities held to maturity to securities available for sale.

(2)
  Interest income and yields are presented on a tax-equivalent basis.



VOLUME/RATE ANALYSIS

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the six months ended June 30, 1996 and 1995. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                                                  SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                             ------------------------------------------------------------------
                                                                                   AVERAGE INTEREST
                                                      AVERAGE BALANCES             RATES EARNED/PAID
                                             ----------------------------     --------------------------
                                                                                                     BASIS
                                                                    INCREASE                         POINTS
                                               1996        1995    (DECREASE)      1996     1995   INC/(DEC)
                                             -------      ------    -------      -------   -----    -------
Funds sold and other
  short-term investments  . . . . . .      $   38,209      31,255      6,954      8.75 %   8.32 %    0.43 %
Securities available for sale (1) . .         823,560     682,537    141,023      6.40     6.64     (0.24)
Securities held to maturity (1) . . .          25,916     239,935   (214,019)     8.05     7.36      0.69
Loans, net of unearned discount (2) .       2,018,863   1,948,464     70,399      9.00     9.07     (0.07)
                                            ---------   ---------  ----------    -------  -------   ---------

  Total interest-earning assets (2) .      $2,906,548   2,902,191      4,357      8.25 %   8.35 %   (0.10)%
                                            =========   =========  ==========    =======  =======   =========

Savings deposits  . . . . . . . . . .      $  254,090     272,202    (18,112)     2.15 %   2.17 %   (0.02)%
NOW accounts  . . . . . . . . . . . .         287,817     298,397    (10,580)     2.33     2.43     (0.10)
Money market deposits . . . . . . . .         272,134     240,456     31,678      3.63     3.38      0.25
Time deposits . . . . . . . . . . . .       1,112,223   1,011,456    100,767      5.71     5.47      0.24
Short-term borrowings . . . . . . . .         577,547     705,590   (128,043)     5.43     6.54     (1.11)
                                            ---------   ---------  ----------    -------  -------   ---------


Total interest-bearing liabilities         $2,503,811   2,528,101    (24,290)     4.67 %   4.85 %   (0.18)%
                                            =========   =========  ==========    =======  =======   =========

  Net interest margin/income (2)  . .                                             4.23 %   4.12 %    0.11 %
                                                                                 =======  =======   =========

                                       -----------------------------------------------------------
                                               INTEREST              INCREASE/(DECREASE) IN
                                             INCOME/EXPENSE      INTEREST INCOME/EXPENSE DUE TO:
                                       -------------------------   -------------------------------

                                                           INCREASE
                                           1996      1995 (DECREASE)   VOLUME      RATE     TOTAL
                                       ---------   ------- --------   ---------   -------  -------
Funds sold and other
  short-term investments  . . . . . .    $ 1,662    1,290     372     $   299       73        372
Securities available for sale (1) . .     26,206   22,460   3,746       4,459     (713)     3,746
Securities held to maturity (1) . . .      1,038    8,758  (7,720)     (8,665)     945     (7,720)
Loans, net of unearned discount (2) .     90,326   87,647   2,679       3,148     (469)     2,679
                                        --------  --------  --------   --------   ------  -------

  Total interest-earning assets (2) .   $119,232  120,155    (923)    $  (760)    (164)      (923)
                                        ========  ========  ========   ========   ======  =======

Savings deposits  . . . . . . . . . .   $  2,714    2,930    (216)    $  (194)     (22)      (216)
NOW accounts  . . . . . . . . . . . .      3,339    3,589    (250)       (125)     (126)     (250)
Money market deposits . . . . . . . .      4,908    4,026     882         556       326       882
Time deposits . . . . . . . . . . . .     31,569   27,431   4,138       2,820     1,318     4,138
Short-term borrowings . . . . . . . .     15,597   22,879  (7,282)     (3,791)   (3,491)   (7,282)
                                        --------  --------  --------   --------   -----   -------


Total interest-bearing liabilities      $ 58,127   60,855  (2,728)    $  (734)   (1,994)   (2,728)
                                        ========  ========  ========   ========   =====   =======

  Net interest margin/income (2)  . .   $ 61,105   59,300   1,805     $   (2      1,831     1,805
                                        ========  ========  ========   ========   =====   =======



(1)
 In December 1995, a reclassification was made from securities held to maturity to securities available for sale.

(2)
  Interest income and yields are presented on a tax-equivalent basis.




                              NONINTEREST INCOME

Noninterest income totaled $7,492 for the quarter ended June 30, 1996, as compared to $8,511 for the same quarter in 1995. Exclusive of NET SECURITY GAINS which totaled $469 for the second quarter of 1996 as compared to $859 for the same quarter of 1995, noninterest income decreased by $629. The largest components of this decrease were $493 in TRUST AND INVESTMENT MANAGEMENT FEES resulting from a nonrecurring accounting adjustment recorded in 1995, and $495 in OTHER INCOME due to gains from the sale of $13 million in student loans recorded in 1995. Partially offsetting the decrease was growth in SERVICE CHARGES ON DEPOSIT ACCOUNTS of $244 primarily attributable to a higher volume of business accounts and an increase in OTHER SERVICE CHARGES, COMMISSIONS AND FEES of $163 representing growth in annuity sales and merchant fees on credit card sales.

Noninterest income totaled $14,402 for the six months ended June 30, 1996, as compared to $14,918 for the same period in 1995. Exclusive of NET SECURITY GAINS which totaled $545 for the 1996 six month period as compared to $1,042 for the 1995 period, noninterest income decreased by $19. In addition to the changes noted above, MORTGAGE BANKING REVENUES for the 1996 six month period were $320 in excess of such revenues in 1995. This variance resulted from a higher level of real estate loan originations in 1996 which totaled $111,000, as compared to $66,000 in 1995.

                              NONINTEREST EXPENSE

Noninterest expense totaled $23,201 for the quarter ended June 30, 1996, decreasing by $1,332 from $24,533 for the same quarter in 1995. The largest component  of  the decline  was FDIC  INSURANCE  PREMIUMS, which  decreased by
$1,027 in the second quarter of 1996 as compared to the like 1995 period, reflective of premiums assessed on deposits insured by the Bank Insurance Fund ("BIF") decreasing from $.23 per $100 of insured deposits in 1995 to $.00 in 1996; deposits insured by the Savings Association Insurance fund ("SAIF") remained unchanged at $.23 cents per $100 of deposits in both years. RETIREMENT AND OTHER EMPLOYEE BENEFITS decreased by $561 primarily as a result of the Company's 1995 restructuring and the corresponding decrease in full-time equivalent employees. OCCUPANCY EXPENSE increased by $194 in the second quarter of 1996 resulting from rental expense incurred on a new operations center which began in mid-1995. Additionally, COMPUTER PROCESSING EXPENSE increased by $181 due primarily to software upgrades occurring at various locations in the first six months of 1996.

Noninterest expense totaled $46,354 for the six months ended June 30, 1996, as compared to $48,159 for the same period in 1995. Of the $1,805 decrease, $2,060 was due to reduced FDIC premiums, as discussed above. In addition to the changes noted above, an ACQUISITION CREDIT of $324 was recorded in the 1996 six month period due to forfeited severance resulting from voluntary resignations and renegotiated payouts during the first quarter of 1996 at Citizens Federal. Note 2 to the consolidated financial statements provides additional information with respect to acquisition expenses/credits.

The efficiency ratio for the quarter ended June 30, 1996 was 60.41%, as compared to the 1995 second quarter ratio of 64.19%. For the six months ended


June 30, 1996, the efficiency ratio of 61.45% was favorable as compared to the prior year's six month ratio of 64.69%. The improvement in the 1996 efficiency ratio reflects the impact of the companywide restructuring which occurred in the second and third quarters of 1995.

                              INCOME TAX EXPENSE

Income tax expense totaled $4,833 for the second quarter of 1996, increasing from $3,866 for the same period in 1995 and reflects effective income tax rates of 37.03% and 35.46%, respectively. Income tax expense totaled $9,206 for the six months ended June 30, 1996 increasing from $7,516 for the 1995 six month period and reflects effective income tax rates of 36.32% and 35.35%, respectively. The higher effective tax rates in the 1996 periods are primarily due to reduced state tax exempt income recorded in 1996.





                NONPERFORMING ASSETS AND 90 DAY PAST DUE LOANS

The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing, as of the close of the last five calendar quarters:

Nonperforming Assets and                                 1996                        1995
                                                  --------------------    ----------------------------
90 Day Past Due
Loans                                             June 30    March 31     Dec. 31  Sept. 30   June 30
                                                  --------  ----------    -------  --------   --------
Nonaccrual loans                                  $ 10,790  $  11,428     $11,219  $ 9,208    $ 11,924
Renegotiated loans                                   7,760      7,963       7,917    7,942       7,779
                                                  --------  ----------    -------  --------   --------
   Total nonperforming loans                        18,550     19,391      19,136   17,150      19,703

Foreclosed real estate                               5,393      5,779       4,752    5,664       7,746
                                                  --------  ----------    -------  --------   --------

   Total nonperforming assets                     $ 23,943  $  25,170     $23,888  $22,814    $ 27,449
                                                  ========  ==========    =======  ========   ========

   % of total loans plus foreclosed real estate      1.21%      1.29%       1.13%    1.11%       1.36%
                                                  ========  ==========    =======  ========   ========

90 Day past due loans accruing interest           $  4,318  $   8,206     $ 3,626  $ 8,676    $  3,800
                                                  ========  ==========    =======  ========   ========


Nonaccrued loans, totaling $10,790 at June 30, 1996, is comprised of commercial loans (61%), real estate loans (33%) and consumer loans (6%). The renegotiated loan balance of $7,760 represents loans to certain related borrowers that have performed in compliance with all contractual loan terms during 1996. Foreclosed real estate, totaling $5,393 at June 30, 1996, primarily represents commercial real estate properties.

First Midwest's disclosure with respect to impaired loans is contained in note 5 to the consolidated financial statements, located on page 8.

                     PROVISION AND RESERVE FOR LOAN LOSSES

Transactions in the reserve for loan losses during the quarters and six months ended June 30, 1996 and 1995 are summarized below:


                                                Quarters ended       Six months ended
                                                  June 30,              June 30,
                                             --------------------  ------------------
                                               1996        1995      1996      1995
                                             --------    --------  --------      --------
Balance at beginning of period  . . . . .    $ 28,076    $ 25,270  $ 29,194  $ 25,154
Provision for loan losses . . . . . . . .       1,767       2,544     2,626     4,192
  Loans charged-off . . . . . . . . . . .      (1,773)     (2,563)   (4,443)   (4,542)
  Recoveries of loans previously charged-off      527         650     1,220     1,097
                                             --------    --------  --------      --------
  Net loans charged-off . . . . . . . . .      (1,246)     (1,913)   (3,223)   (3,445)
                                             --------    --------  --------      --------
Balance at end of period  . . . . . . . .    $ 28,597    $ 25,901  $ 28,597  $ 25,901
                                             ========    ========  ========      ========
Reserve as a % of loans at period end . .       1.44%       1.28%
                                             ========    ========

The provision for loan losses for the second quarter of 1996 totaled $1,767 as compared to $2,544 for the same quarter in 1995. Net loans charged off for the quarter totaled $1,246, or .26% of average loans in 1996 as compared to
$1,913, or .39% in 1995.   The amount of the provision for  loan losses in
any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values, and Management's assessment of current and prospective economic conditions.

At June 30, 1996, the reserve for loan losses was comprised of three parts: allocated for specific impaired loans, $1,874; allocated for general segments of unimpaired loans, $9,259; and unallocated, $17,464. That part of the reserve allocated for unimpaired general loan segments represents First Midwest's best judgement as to potential loss exposure based upon both historical loss trends as well as loan ratings and qualitative evaluations of such segments.
The unallocated portion of the reserve is that part not allocated to either a specific loan on which loss is anticipated or allocated to general segments of the unimpaired loan portfolio.

The reserve for loan losses as a percentage of total loans outstanding increased to 1.44% at June 30, 1996 as compared to 1.28% at June 30, 1995.
Such reserve level is considered adequate in relation to the estimated risk of future losses within the loan portfolio. The distribution of the loan portfolio is presented in Note 4 to the consolidated financial statements located on page
8. The loan portfolio, which contains no sub-prime credit nor consumer credit card loans, consists dominantly of loans originated by First Midwest from its primary markets and generally represents credit extensions to multi-relationship customers.

                                   CAPITAL

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



                                                        As of June 30, 1996
                                       -------------------------------------------------------------
                                        Bank Holding Company       National Bank           Minimum
                                       -------------------------  ---------------
CAPITAL MEASUREMENTS - FRB/OCC                         Minimum                 Minimum       Well-
                                           First       Required               Required    Capitalized
                                           Midwest       FRB       FMB, N.A.     OCC        FDICIA
                                       ------------   ----------  ----------  ---------   -----------

Tier  1 capital  to risk-
based assets                               10.57%       4.00%         8.84%     4.00%       6.00%
Total capital to risk-based assets         11.81%       8.00%        10.06%     8.00%      10.00%
Leverage ratio                              7.88%       3.00%         6.50%     3.00%       5.00%

Citizens  Federal's primary  regulator is  the  Office of  Thrift Supervisions
("OTS").    As of  June 30,  1996,  Citizens Federal  exceeded  all applicable capital ratio requirements of the OTS.

                                    DIVIDENDS

First Midwest's strong capital position has allowed it to increase its quarterly dividend in 1996, for the fourth consecutive year, to the following indicated annual rates:

                        Dividends        Annual     % Increase
                         Paid in          Rate  over Prior year
                         ---------       ------ ---------------

                           1996          $ .84              11%
                           1995          $ .76              12%
                           1994          $ .68              13%
                           1993          $ .60              15%
                                         ====== ===============



Special Note:

Certain statements contained within Item 2 of Part I of this Report which are not historical facts, including statements relating to First Midwest's plans, objectives and expectations of future performance and occurrences may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are found in, but are not limited to, the section captioned Provision and Reserve for Loan Losses.
Actual results may differ materially from those set forth in the forward-looking statements due to market, economic and other business-related risks and uncertainties affecting the realization of such statements. These risks and uncertainties are discussed by First Midwest in the Company's periodic filings with the Securities and Exchange Commission.



                          PART II.  OTHER INFORMATION

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)       Exhibits - See Exhibit Index appearing on page 17.

      (b) Form 8-K - On May 31, 1996, First Midwest filed a report on Form 8-K announcing Management's intention to recommend the rescission of the share repurchase program authorized in November, 1995. On June 15, 1996, the Company's Executive Committee, exercising the authority of the Board of Directors, concurred with Management's recommendation and rescinded ab initio the remainder of such program.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   First Midwest Bancorp, Inc.
                                              --------------------------------



Date:  August 12, 1996                                DONALD J. SWISTOWICZ
                                                      --------------------
                                                      Donald J. Swistowicz
                                                    Executive Vice President*


* Duly authorized to sign on behalf of the Registrant.







                                 EXHIBIT INDEX



Exhibit                                                        Sequential
Number                      Description of Documents           Page Number
- ------                      ------------------------           -----------


   10    First and Second Amendments to 1989 Omnibus Stock and
         Incentive Plan of the Company                             18


   27    Financial Data Schedule                                   22