Form 10-Q
period 1996-09-30
FIRST MIDWEST BANCORP INC
filed 1996-11-13
CIK 702325

SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-Q
                            Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended SEPTEMBER 30, 1996, or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from        to
                                                         ------    -------

COMMISSION FILE NUMBER 0-10967




                          FIRST MIDWEST BANCORP, INC.
            (Exact name of Registrant as specified in its charter)


             DELAWARE                            36-3161078
  (State or other jurisdiction of     (IRS Employer Identification No.)
     incorporation or organization)


                    300 PARK BLVD., SUITE 405, P.O. BOX 459
                         ITASCA, ILLINOIS  60143-0459
              (Address of principal executive offices) (zip code)


                                (708) 875-7450
             (Registrant's telephone number, including area code)


                         COMMON STOCK, $.01 PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS
         (Securities Registered Pursuant to Section 12(g) of the Act)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 4, 1996, 13,659,471 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.

                     Exhibit Index is located on page 18.



                          FIRST MIDWEST BANCORP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                             PAGE
                                                                          ----

   Item 1. Financial Statements

      Consolidated Statements of Condition  . . . . . . . . . . . . . . . .  3

      Consolidated Statements of Income . . . . . . . . . . . . . . . . . .  4

      Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . .  5

      Notes to Consolidated Financial Statements  . . . . . . . . . . . . .  6

   Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .  9



PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   17








                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CONDITION
                         (Dollar amounts in thousands)


                                                    SEPTEMBER 30, DECEMBER 31,
                                                      1996 (1)       1995 (2)
                                                    ------------- ------------

ASSETS
  Cash and due from banks                           $    142,369  $   141,336
  Funds sold and other short term investments              4,037        7,927
  Mortgages held for sale                                 14,653       20,011
  Securities available for sale, at market value         861,186      831,030
  Securities held to maturity, at amortized cost          23,007       27,527

  Loans                                                1,994,672    2,085,604
  Reserve for loan losses                                (28,857)     (29,194)
                                                    ------------- ------------
  Net loans                                            1,965,815    2,056,410

  Premises, furniture and equipment                       47,538       47,108
  Accrued interest receivable                             21,921       24,786
  Other assets                                            55,779       51,162
                                                    ------------  ------------
  TOTAL ASSETS                                      $  3,136,305  $ 3,207,297
                                                    ============  ============

LIABILITIES
  Demand deposits                                   $    355,385  $   360,895
  Savings deposits                                       285,595      251,468
  NOW accounts                                           295,456      262,959


  Money market deposits                                  244,906      285,058
  Time deposits                                        1,116,416    1,111,678
                                                    ------------  ------------
    Total deposits                                     2,297,758    2,272,058

  Short-term borrowings                                  542,361      649,821
  Accrued interest payable                                10,342       12,262
  Other liabilities                                       25,566       23,923
                                                    ------------  ------------
  TOTAL LIABILITIES                                    2,876,027    2,958,064
                                                    ------------  ------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value: 1,000,000
    shares authorized, none issued                           ---         ---
  Common stock, $.01 par value: 30,000,000
    shares authorized 14,007,291 shares
    issued; 13,655,528 and 13,679,747
    outstanding at September 30, 1996 and
    December 31, 1995, respectively                          137       23,475
  Additional paid-in capital                              57,489       35,516
  Retained earnings                                      211,949      195,853
  Unrealized net appreciation (depreciation)
    on securities, net of tax                             (2,126)         486
  Treasury stock, at cost - 351,763 and 327,544
    shares at September 30, 1996
    and December 31, 1995, respectively                   (7,171)      (6,097)
                                                    ------------  ------------
  TOTAL STOCKHOLDERS' EQUITY                             260,278      249,233
                                                    ------------  ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  3,136,305  $ 3,207,297
                                                    ============  ============



See notes to consolidated financial statements.
(1)  Unaudited
(2)  Audited - See December 31, 1995 Form 10-K for Auditor's Report.

                          FIRST MIDWEST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (Dollar amounts in thousands, except per share data)

                                                                 QUARTERS ENDED                      NINE MONTHS ENDED
                                                                SEPTEMBER 30, (1)                       SEPTEMBER 30, (1)
                                                         -----------------------------        -----------------------------
                                                               1996           1995                1996              1995
                                                         --------------   ------------        ---------------    ----------
INTEREST INCOME
Loans                                                    $    44,968     $     46,153              $  135,138    $  133,666
Securities available for sale                                 13,252           10,575                  38,635        33,077
Securities held to maturity                                      538            4,540                   1,377        12,785
Funds sold and other short-term investments                      807            1,059                   2,469         2,348
                                                         -----------      -----------              ----------    ----------
   TOTAL INTEREST INCOME                                      59,565           62,327                 177,619       181,876
                                                         -----------      -----------              ----------    ----------

INTEREST EXPENSE
Deposits                                                      21,556           22,208                  64,087        60,184
Short-term borrowings                                          6,638           10,526                  22,234        33,405
                                                         -----------      -----------              ----------    ----------
   TOTAL INTEREST EXPENSE                                     28,194           32,734                  86,321        93,589
                                                         -----------      -----------              ----------    ----------


   NET INTEREST INCOME                                        31,371           29,593                  91,298        88,287

PROVISION FOR LOAN LOSSES                                      1,561            3,811                   4,188         8,003
                                                         -----------      -----------              ----------    ----------

   Net interest income after provision for loan losses        29,810           25,782                  87,110        80,284
                                                         -----------      -----------              ----------    ----------

NONINTEREST INCOME
Service charges on deposit accounts                            2,887            2,470                   7,862         7,218
Trust and investment management fees                           1,602            1,480                   4,830         5,067
Other service charges, commissions and fees                    1,629            1,512                   4,485         4,049
Mortgage banking revenues                                      1,013              848                   2,731         2,247
Other income                                                     496              665                   1,576         2,271
Security gains, net                                               14              222                     558         1,263
                                                         -----------      -----------              ----------    ----------
   TOTAL NONINTEREST INCOME                                    7,641            7,197                  22,042        22,115
                                                         -----------      -----------              ----------    ----------

NONINTEREST EXPENSE
Salaries and wages                                            10,476           10,172                  30,665        30,354
Retirement and other employee benefits                         2,461            2,018                   7,385         7,712
Occupancy expense of premises                                  1,900            1,679                   5,079         4,452
Equipment expense                                              1,365            1,483                   4,194         4,438
Computer processing expense                                    1,483            1,867                   4,746         4,942
Advertising and promotions                                       569              542                   1,976         1,764
Professional services                                          1,378              826                   4,155         3,458
FDIC insurance premiums                                          185               37                     489         2,402
Special assessment for SAIF                                    1,603              ---                   1,603           ---
Restructure reserve adjustment                                   ---             (810)                    ---          (810)
Acquisition credit                                              (992)             ---                  (1,316)          ---
Other expenses                                                 4,169            3,354                  11,974        10,615
                                                         -----------      -----------              ----------    ----------
   TOTAL NONINTEREST EXPENSE                                  24,597           21,168                  70,950        69,327
                                                         -----------      -----------              ----------    ----------


Income before income tax expense                              12,854           11,811                  38,202        33,072
INCOME TAX EXPENSE                                             4,252            4,239                  13,458        11,755
                                                         -----------      -----------              ----------    ----------
   NET INCOME                                            $     8,602     $      7,572              $   24,744    $   21,317
                                                         ===========      ===========              ==========    ==========

   NET INCOME PER SHARE                                  $       .63     $        .56              $     1.81    $     1.57
   Cash dividends declared per share                     $       .21     $        .19              $      .63    $      .57
   Weighted average shares outstanding                    13,660,987       13,626,526              13,683,582    13,569,813
                                                         ===========      ===========              ==========    ==========

See notes to consolidated financial statements.
(1) Unaudited

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)


                                                            NINE MONTHS ENDED
                                                             SEPTEMBER 30,  (1)
                                                      -------------------------
                                                         1996          1995

                                                      ---------    ------------
OPERATING ACTIVITIES
Net income                                            $  24,744    $  21,317


Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses                             4,188        8,003
    Provision for depreciation                            4,963        4,251
    Net (accretion) amortization of securities
     available for sale premiums and discounts           (1,599)       1,324
    Net accretion of securities held to maturity
     premiums and discounts                                 (30)      (1,976)
    Net gains on securities available for
     sale transactions                                     (534)      (1,263)
    Net gains on sales of premises,
     furniture and equipment                                (87)        (117)
    Net increase (decrease) in deferred income taxes      3,287          (52)
    Net amortization of purchase accounting
     adjustments and goodwill                               894        1,046
    Changes in operating assets and liabilities:
     Net decrease (increase) in loans held for sale       5,358      (14,624)
     Net decrease (increase) in accrued interest receivable
                                                          2,865       (6,391)
     Net decrease (increase) in other assets             (3,349)        (482)
     Net increase (decrease) in accrued interest payable (1,920)         925
     Net increase (decrease) in other liabilities        (1,644)      (4,142)
                                                      ---------    -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES         37,136       7,819
                                                      ---------    ----------

INVESTING ACTIVITIES
Securities available for sale:
  Proceeds from sales                                 1,037,138      349,203
  Proceeds from maturities, calls and paydowns          266,752       96,682
  Purchases                                          (1,195,030)    (433,581)

Securities held to maturity:
  Proceeds from maturities, calls and paydowns            6,985      224,801
  Purchases                                              (2,435)    (176,710)
Loans made to customers, net of principal collected     (58,732)    (136,103)
Proceeds from sales of foreclosed real estate             2,843        5,309
Proceeds from sales of premises, furniture
 and equipment                                              161          162
Purchases of premises, furniture and equipment           (4,828)      (7,942)
                                                      ----------   -----------
  NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES       52,854      (78,179)
                                                      ---------    -----------

FINANCING ACTIVITIES
Net increase in deposit accounts                         25,700      153,236
Net decrease in short-term borrowings                  (107,460)     (21,028)
Purchases of treasury stock                              (3,947)         (78)
Cash dividends                                           (8,648)      (7,007)
Sale of treasury stock                                       --        2,697
Cash dividends paid by acquiree                              --         (616)

Exercise of stock options                                 1,508        1,508
                                                      ---------    ----------
  NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES      (92,847)     128,712
                                                      ----------   ----------
  Net increase (decrease) in cash and
   cash equivalents                                      (2,857)
                                                                      58,352
  Cash and cash equivalents at beginning of period
                                                        149,263      130,394
                                                      ---------    ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 146,406    $ 188,746
                                                      =========    ==========

Supplemental disclosures:
  Interest paid to depositors and creditors           $  88,241    $  92,664
  Income taxes paid                                      13,202       11,929
  Non-cash transfers to foreclosed real estate


   from loans                                             3,995        1,083
  Non-cash transfers to securities available for
   sale from loans                                      141,164           --
                                                      =========    ==========



See notes to consolidated financial statements.
(1)  Unaudited

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of First Midwest Bancorp, Inc. ("First Midwest") have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements requires Management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In addition, certain reclassifications have been made to the 1995 data to conform to the 1996 presentation. For further information with respect to significant accounting policies followed by First Midwest in the preparation of its consolidated financial statements, refer to First Midwest's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  ACQUISITION

On December 20, 1995, First Midwest acquired CF Bancorp, Inc. ("CF"), whose principal subsidiary was Citizens Federal Savings Bank ("Citizens Federal"), in a transaction accounted for as a pooling of interests. Accordingly, prior period financial statements and other financial disclosures have been restated as if the combining companies had been consolidated for all periods presented. Pursuant to such acquisition, each share of common stock of CF was converted into 1.4545 shares of First Midwest, with 1,339,989 First Midwest shares being issued to CF stockholders.

Coincident with the acquisition, First Midwest recorded $4,887 in acquisition-related costs consisting of $4,339 in acquisition expenses and $548 in provisions for loan losses incident to conforming Citizens Federal's credit policies to First Midwest's. The acquisition expenses, certain of which are nondeductible for income tax purposes, were recorded through the establishment of a reserve, the balance of which was $1,041 as of September 30, 1996.

During the first nine months of 1996 the acquisition reserve was reduced by $3,298, comprised of $1,982 in payments for acquisition related expenses with the remaining $1,316 being reversed. Of the $1,316 reversal, $324 was primarily related to reduced severance payments to former Citizens Federal's executives and employees who either resigned or accepted renegotiated payouts during the first quarter of 1996; the balance of $992 was a direct result of federal legislation enacted during the third quarter which no longer requires that thrifts recapture (i.e. expense and record as a tax liability) pre-1988 bad debt reserves upon conversion to a bank. It is currently anticipated that Citizens Federal will convert to a bank and be merged with First Midwest Bank, N.A. before year end.

Additional information with respect to the acquisition reserve can be found in First Midwest's Annual Report on Form 10-K for the year ended December 31, 1995 in Footnote 2 located on page 47.



3. SECURITIES

SECURITIES AVAILABLE FOR SALE - The amortized cost and market value of securities available for sale at September 30, 1996 and December 31, 1995 are as follows:


                                                            Securities Available for Sale
                                 ----------------------------------------------------------------------------------

                                           September 30, 1996                          December 31, 1995
                                -----------------------------------------  ----------------------------------------
                                             Gross     Gross                            Gross      Gross
                                Amortized Unrealized Unrealized  Market    Amortized Unrealized  Unrealized
                                                                                                              Market
                                   Cost      Gains     Losses     Value       Cost      Gains      Losses      Value
                                 --------- ---------  --------  ---------   --------  ---------  ----------   ------
U.S. Treasury securities  . .   $  65,632  $      99  $  (140)  $  65,591   $188,854   $    803   $     -   $ 189,657
U.S. Agency securities  . . .     405,791        432   (2,484)    403,739    266,534        620      (279)    266,875
Mortgage-backed securities  .     388,522      1,614   (3,005)    387,131    369,888        876    (1,248)    369,516
Other securities  . . . . . .       4,683         42        -       4,725      4,958         24         -       4,982
                                 --------- ---------  --------  ---------   --------   ---------  --------  ---------
   Total  . . . . . . . . . .   $ 864,628  $   2,187  $(5,629)  $ 861,186   $830,234   $  2,323   $(1,527)  $ 831,030
                                 ========= =========  ========  =========   ========   =========  ========  =========

SECURITIES HELD TO MATURITY - The amortized cost and market value of securities held to maturity at September 30, 1996 and December 31, 1995 are as follows:


                                              Securities Held to Maturity
                               --------------------------------------------------------------------------------------
                                            September 30, 1996                         December 31, 1995
                               ------------------------------------------    ----------------------------------------
                                             Gross     Gross                            Gross      Gross
                                Amortized Unrealized Unrealized  Market    Amortized Unrealized  Unrealized    Market
                                   Cost      Gains     Losses     Value       Cost      Gains      Losses      Value
                                 --------- ---------  --------  ---------   --------  ---------  ---------- ---------
U.S. Treasury securities  . .   $     949  $      3   $    -    $     952   $   828   $      8   $     -   $    836
State and municipal securities     10,882        148      (52)     10,978    14,403        320      (241)    14,482
Other securities  . . . . . .      11,176         18       -       11,194    12,296         27         -     12,323
                                 --------- ---------  --------  ---------   --------  ---------  --------  ----------
   Total  . . . . . . . . . .   $  23,007  $     169  $   (52)  $  23,124   $27,527   $    355   $  (241)  $ 27,641
                                 ========= =========  ========  =========   ========  =========  ========  ==========

4. LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:

                                                    September 30,  December 31,
                                                        1996          1995
                                                      ---------     ---------
   Commercial and industrial  . . . . . . . . . .    $  570,352    $  575,210
   Agricultural . . . . . . . . . . . . . . . . .        45,326        32,111
   Consumer . . . . . . . . . . . . . . . . . . .       577,831       568,344
   Real estate - 1-4 family . . . . . . . . . . .       195,339       325,056
   Real estate - commercial . . . . . . . . . . .       476,920       472,073
   Real estate - construction . . . . . . . . . .       117,624        98,688
   Other  . . . . . . . . . . . . . . . . . . . .        11,280        14,122
                                                      ---------     ----------
   Total  . . . . . . . . . . . . . . . . . . . .    $1,994,672    $2,085,604
                                                      =========     ==========

During the first quarter of 1996, First Midwest securitized approximately $140,000 in 1-4 family real estate loans, retaining such assets in its securities available for sale portfolio as mortgage-backed securities.

The December 31, 1995 loan balances for the Commercial and Industrial and Real estate - commercial categories reflect certain reclassifications which were made to conform to the September 30, 1996 presentation.



5.  RESERVE FOR LOAN LOSSES/IMPAIRED LOANS


Transactions in the reserve for loan losses for the quarters and nine month periods ended September 30, 1996 and 1995 are summarized below:


                                                                    Quarters ended        Nine months ended
                                                                     September 30,          September 30,
                                                                ----------------------   -----------------------
                                                                   1996        1995         1996          1995
                                                                ----------  ----------   ----------   ----------
Balance at beginning of period  . . . . . . . . . . . . . .    $  28,597    $  25,901    $ 29,194     $ 25,154
Provision for loan losses . . . . . . . . . . . . . . . . .        1,561        3,811       4,188        8,003
   Loans charged-off  . . . . . . . . . . . . . . . . . . .       (2,025)      (2,663)     (6,468)      (7,205)
   Recoveries of loans previously charged-off . . . . . . .          724          787       1,943        1,884
                                                                ----------  ----------   ----------   ----------
   Net loans charged-off  . . . . . . . . . . . . . . . . .       (1,301)      (1,876)     (4,525)      (5,321)
                                                                ----------  ----------   ----------   ----------
Balance at end of period  . . . . . . . . . . . . . . . . .    $  28,857    $  27,836    $ 28,857     $ 27,836
                                                                ==========  ==========   ==========   ==========

At September 30, 1996, the recorded investment in loans considered impaired as defined by Financial Accounting Standards Board Statement No. 114, was $17,186 of which $11,618 have collateral values equal to or greater than the recorded investment in such loans; the $5,568 balance of impaired loans have collateral values less than the recorded investment in such loans for which a specific loan loss reserve of $1,238 is maintained. For the nine months ended September 30, 1996, the average recorded investment in impaired loans was approximately $17,470.

6.  RESTATED CERTIFICATE OF INCORPORATION

At its Annual Meeting of Shareholders held on April 16, 1996, First Midwest's Certificate of Incorporation was amended to increase the number of shares of authorized common stock and change the par value of such stock. The number of shares of authorized stock increased from 20,000,000 to 30,000,000, while First Midwest's no par value common stock was changed to $.01 par value. Incident to such change, the common stock component of the Company's stockholders' equity was adjusted to reflect the aggregate par value of the shares outstanding, with the balance of such component being transferred to additional paid-in capital. The amendments do not dilute the ownership interests of stockholders nor do they have any other impact on the rights and privileges of common stockholders.

7.  CONTINGENT LIABILITIES AND OTHER MATTERS


There are certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business at September 30, 1996. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

During the second quarter of 1995 settlement discussions were initiated arising out of litigation brought by First Midwest relating to a claim against
its fidelity bond insurance carrier.    Such claim related to loans charged
off by First Midwest in 1991. Incident to the claim the carrier informally communicated a settlement offer which was rejected by First Midwest. A bench trial commenced in February, 1996 with First Midwest presenting its case and the matter being continued until April, 1996. Because of the judge's health, the trial was again continued during which time the judge passed away. The case has been reassigned to another judge and is awaiting the scheduling of a new trial date. Neither the outcome of the trial nor the possibility of settlement can be reasonably quantified or determined at this time.


           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarter and nine months ended September 30, 1996 as compared to the same periods in 1995. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as First Midwest's 1995 Annual Report on Form 10-K. Results of operations for the quarter and nine month periods ended September 30, 1996 are not necessarily indicative of results to be expected for the full year of 1996.

The consolidated financial information for all periods presented herein have been restated to include First Midwest's 1995 acquisition of CF Bancorp, Inc. accounted for as a pooling of interests. All financial information is presented in thousands of dollars, except per share data.

                            SUMMARY OF PERFORMANCE
Net Income
----------

Net income for the third quarter of 1996 increased to $8,602, or $.63 per share from $7,572, or $.56 per share in the same quarter of 1995, representing an increase of 13% on a per share basis. For the nine months ended September 30, 1996, net income totaled $24,744 or $1.81 per share from $21,317, or $1.57 per share for the same period in 1995, representing a 15% increase per share. Exclusive of certain nonrecurring items fully described in the section entitled "Noninterest Expense", net income from operations for the third quarter of 1996 was $8,572 or .63 cents per share, a 21% increase over 1995's like quarter of $7,078, or .52 cents per share. For the nine months ended September 30, 1996 net income from operations totaled $24,519 or $1.79 per share, a 17% increase over 1995's $20,823, or $1.53 per share.

Return on Average Assets and Stockholders' Equity
-------------------------------------------------

Return on average assets was 1.11% for the third quarter of 1996 as compared to 0.93% for the same quarter in 1995. Return on average assets was 1.06% for the nine months ended September 30, 1996, as compared to 0.90% for the same period in 1995. Based on net income from operations, return on average assets was 1.11% for the third quarter of 1996 as compared to .87% for the same quarter in 1995. For the nine months ended September 30, 1996, return on average assets from operations was 1.05% as compared to .88% in 1995.

Return on average stockholders' equity was 13.39% for the third quarter of 1996, as compared to 12.51% for the same quarter in 1995. Return on average stockholders' equity was 13.03% for the nine months ended September 30, 1996, as compared to 12.50% for the same period in 1995. Based on net income from operations, return on average stockholders equity was 13.35% for the third quarter of 1996 as compared to 11.69% for the same quarter in 1995. For the nine months ended September 30, 1996, return on average equity from operations was 12.91% as compared to 12.21% in 1995.

                              NET INTEREST INCOME

Net interest income on a tax equivalent basis totaled $31,902 for the third quarter of 1996, representing an increase of $1,983 or 6.6% over the year-ago quarter totaling $29,919. As shown in the Volume/Rate Analysis for the quarter ended September 30, 1996 located on page 11, the increase in net interest income is comprised of $2,556 in reduced interest income net of $4,539 in lower interest expense. The net interest margin for the third quarter of 1996 increased to 4.43% as compared to 3.95% for the same period in 1995.

As shown in the Volume/Rate Analysis, the $2,556 decrease in interest income for the quarter is largely attributable to volume and interest rate variances on the securities portfolio, including held to maturity and available for sale securities, totaling to a net decline of $1,124. The majority of the securities portfolio interest income variance resulted from securities volumes, which decreased by $61,052 in the current quarter as compared to the like quarter last year. Such decrease, which in part reflects a reemployment of discretionary securities funding into higher yielding loans, would have approximated $200,000 if not for the first quarter 1996 securitization of
$140,000 in one-to-four family residential real estate loans. Likewise factoring out the securitization, the $52,610 reduction in average loans in the third quarter of 1996 as compared to 1995's quarter would have reflected in increase in average loan levels of approximately $87,000, reflecting growth in core lending.



The decrease in total interest expense of $4,540 in the third quarter of 1996 was largely due to decreases in both the volume and rates paid on short-term borrowings. Such short term borrowings primarily represent repurchase agreements which had been used to a greater extent in the 1995 quarter to fund certain discretionary securities purchases.

For the nine month period ended September 30, 1996, net interest margin increased to 4.27% from 4.06% for 1995. The Volume/Rate Analysis for the nine months ended September 30, 1996 as compared to 1995 is presented on page 12.


VOLUME/RATE ANALYSIS

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended September 30, 1996 and 1995. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                                                                      QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995
                                      -------------------------------------------------------------------------------------------
                                                                             AVERAGE INTEREST                   INTEREST
                                                 AVERAGE BALANCES           RATES EARNED/PAID                INCOME/EXPENSE
                                      --------------------------------  -------------------------  ------------------------------
                                                                                          BASIS
                                                             INCREASE                     POINTS                        INCREASE
                                          1996      1995    (DECREASE)   1996      1995 INC/(DEC)   1996      1995     (DECREASE)
                                      --------- ---------   ----------  ------   ------  --------  ------    -------   ----------
Funds sold and other
  short-term investments               $ 37,215    59,986    (22,771)    8.64 %  7.00 %   1.64 %  $   808     1,058       (250)
Securities available for sale (1)       825,017   627,224    197,793     6.57    6.69    (0.12)    13,630    10,575      3,055
Securities held to maturity (1)          22,488   281,333   (258,845)   10.90    6.76     4.14        616     4,795     (4,179)
Loans, net of unearned discount (2)   1,981,306 2,033,916    (52,610)    9.04    9.02     0.02     45,043    46,225     (1,182)
                                      --------- ---------   ---------   ------  ------   ------  --------    -------   ---------
  Total interest-earning
   assets (2)                        $2,866,026 3,002,459   (136,433)    8.34 %  8.28 %   0.06%   $60,097    62,653     (2,556)
                                      ========= =========   =========   ======  ======   ======  ========    =======   =========

Savings deposits                     $  290,489   256,969     33,520     2.40 %  2.18 %   0.22 %  $ 1,756     1,411        345
NOW accounts                            322,331   333,844    (11,513)    2.34    2.58    (0.24)     1,894     2,173       (279)
Money market deposits                   237,248   281,979    (44,731)    3.56    3.80    (0.24)     2,124     2,699       (575)
Time deposits                         1,122,246 1,076,410     45,836     5.59    5.87    (0.28)    15,783    15,925       (142)
Short-term borrowings                   491,779   681,236   (189,457)    5.37    6.13    (0.76)     6,638    10,526     (3,888)
                                      --------- ---------   ---------   ------  ------   ------  --------    ------    ---------

  Total interest-bearing
   liabilities                       $2,464,093 2,630,438   (166,345)    4.55 %  4.94 %  (0.39)%  $28,195    32,734     (4,539)
                                      ========= =========   =========   ======  ======   ======  ========    ======    =========

  Net interest
   margin/income (2)                                                     4.43 %  3.95 %   0.48 %  $31,902    29,919     1,983
                                                                        ======  ======   ======  ========    ======    =========



QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995 continued --------------------
                                           INCREASE/(DECREASE) IN
                                          INTEREST INCOME/EXPENSE DUE TO:
                                         --------------------------------


                                         VOLUME       RATE       TOTAL
                                        -------     -------    ----------
Funds sold and other
  short-term investments               $  (637)        387        (250)
Securities available for sale (1)        3,263        (208)      3,055
Securities held to maturity (1)        (12,284)      8,105      (4,179)
Loans, net of unearned discount (2)     (1,195)         13      (1,182)
                                       --------     -------    ----------
  Total interest-earning
   assets (2)                          (10,853)       8,297     (2,556)
                                       ========     =======    ==========

Savings deposits                       $   194          151        345
NOW accounts                               (72)        (207)      (279)
Money market deposits                     (408)        (167)      (575)
Time deposits                              890       (1,032)      (142)
Short-term borrowings                   (2,674)      (1,214)    (3,888)
                                       --------     -------    ----------

  Total interest-bearing
   liabilities                         $(2,070)      (2,469)    (4,539)
                                       ========     =======    ==========

  Net interest
   margin/income (2)                   $(8,783)     10,766       1,983
                                       ========     =======    ==========

(1)
  In December 1995, a reclassification was made from securities held to maturity to securities available for sale.

(2)
  Interest income and yields are presented on a tax-equivalent basis.



VOLUME/RATE ANALYSIS

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the nine months ended September 30, 1996 and 1995. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                                   NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                       -------------------------------------------------------------------
                                                                                  AVERAGE INTEREST
                                                 AVERAGE BALANCES                RATES EARNED/PAID
                                       ----------------------------------  -----------------------------
                                                                                                 BASIS
                                                               INCREASE                         POINTS
                                          1996        1995    (DECREASE)     1996       1995   INC/(DEC)
                                       ------------ ---------  ---------   -------    -------- ---------
Funds sold and other
  short-term investments               $     39,747    43,208    (3,461)    8.30 %      7.27 %     1.03 %
Securities available for sale (1)           827,451   663,374   164,077     6.43        6.67      (0.24)
Securities held to maturity (1)              23,206   253,933  (230,727)    9.53        7.11       2.42
Loans, net of unearned discount (2)       2,016,556 1,977,132    39,424     8.97        9.05      (0.08)
                                       ------------ ---------  ---------   -------    -------- ---------

  Total interest-earning assets (2)    $  2,906,960 2,937,647   (30,687)    8.24 %      8.32 %    (0.08)%
                                       ============ =========  =========   =======    ======== =========

Savings deposits                       $    267,865   267,060       805    2.23 %       2.17 %    (0.06)%
NOW accounts                                300,146   310,342   (10,196)   2.33         2.48      (0.15)
Money market deposits                       264,930   254,505    10,425    3.55         3.53       0.02
Time deposits                             1,122,009 1,033,288    88,721    5.64         5.61       0.03
Short-term borrowings                       549,629   699,539  (149,910)   5.40         6.38      (0.98)
                                       ------------ ---------  ---------   -------    -------- ---------

  Total interest-bearing liabilities   $  2,504,579 2,564,734   (60,155)   4.60  %      4.88 %    (0.28)%
                                       ============ =========  =========   =======    ======== =========
  Net interest
   margin/income (2)                                                        4.27 %      4.06 %     0.21 %
                                                                           =======    ======== =========



NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 - CONTINUED  -----------------------------------------
                                                  INTEREST                 INCREASE/(DECREASE) IN
                                               INCOME/EXPENSE         INTEREST INCOME/EXPENSE DUE TO:
                                       ------------------------------  -----------------------------

                                                            INCREASE
                                         1996       1995   (DECREASE)  VOLUME      RATE      TOTAL
                                        --------  --------  ---------  --------   --------  --------
Funds sold and other
  short-term investments                $  2,469     2,348       121   $  (154)       275       121
Securities available for sale (1)         39,836    33,077     6,759     7,853     (1,094)    6,759
Securities held to maturity (1)            1,655    13,512   (11,857)  (18,957)     7,100   (11,857)
Loans, net of unearned discount (2)      135,369   133,872     1,497     2,629     (1,132)    1,497
                                        --------  --------  ---------  --------   --------  --------

  Total interest-earning assets (2)     $179,329   182,809    (3,480)  $(8,629)     5,149    (3,480)
                                        ========  ========  =========  ========   ========  ========

Savings deposits                        $  4,469     4,342       127   $    13        114       127
NOW accounts                               5,234     5,761      (527)     (184)      (343)     (527)
Money market deposits                      7,032     6,725       307       277         30       307
Time deposits                             47,352    43,356     3,996     3,743        253     3,996
Short-term borrowings                     22,234    33,405   (11,171)   (6,520)    (4,651)  (11,171)
                                        --------  --------  ---------  --------   --------  --------

  Total interest-bearing liabilities    $ 86,321    93,589    (7,268)  $(2,671)    (4,597)   (7,268)
                                        ========  ========  =========  ========   ========  ========
  Net interest
   margin/income (2)                    $ 93,008    89,220     3,788   $(5,958)      9,746    3,788
                                        ========  ========  =========  ========   ========  ========

(1)
   In December 1995, a reclassification was made from securities held to maturity to securities available for sale.

(2)
   Interest income and yields are presented on a tax-equivalent basis.





                              NONINTEREST INCOME

Noninterest income totaled $7,641 for the quarter ended September 30, 1996, as compared to $7,197 for the same quarter in 1995. Exclusive of net security gains which totaled $14 for the third quarter of 1996 as compared to $222 for the like period in 1995, noninterest income increased by $652 or 9.3% with every major component of operating income contributing to the increase.

Service charges on deposit accounts increased by $417 as a result of fees assessed on generally lower compensating balances maintained by commercial customers. Trust and investment management fees increased by $122 due to new trust business while other service charges, commissions and fees added $117 from higher merchant credit card fees and annuity sales revenue. The $165 increase in mortgage banking revenues corresponded, in part, to growth in the mortgage loan servicing portfolio while the $169 decline in other income reflects the impact of certain gains on the sale of assets totaling $183 recorded by Citizens Federal in the 1995 quarter.

Noninterest income totaled $22,042 for the nine months ended September 30, 1996, as compared to $22,115 for the like period in 1995. Factoring out net security gains totaling $558 for the 1996 nine month period as compared to $1,263 for the 1995 period, noninterest income increased by $632, or 3%. The reasons for the increase in noninterest income for the nine month period generally followed those described above for the third quarter. Other considerations in the comparison of the nine month period include certain nonrecurring transactions recorded in 1995. Trust and investment management fees reflect a $237 decrease in 1996 as compared to 1995 due to an approximate $400 accounting adjustment recorded in the prior year. The $705 decline in other income is due to a gain on the sale of $13 million in student loans as well as the gain on the sale of assets, both of which were recorded in 1995.

                              NONINTEREST EXPENSE

Noninterest expense totaled $24,597 for the quarter ended September 30, 1996, increasing by $3,429 from $21,168 for the same quarter in 1995. For the nine months ended September 30, 1996, noninterest expense totaled $70,950 as compared to $69,327 for the same period in 1995. Exclusive of certain nonrecurring adjustments recorded during the third quarters of 1996 and 1995, which are described later in this section, noninterest expense totaled $23,986 for the third quarter of 1996, increasing by $2,007 from $21,979 for the same
quarter in 1995.   Likewise, exclusive of the nonrecurring adjustments,
noninterest expense totaled $69,347 for the first nine months of 1996, decreasing by $790 from $70,137 for the same nine months in 1995.

Salaries and wages increased by $304 in the third quarter of 1996 over 1995's like quarter primarily due to both merit increases given to hourly employees based upon annual evaluations conducted in August and an increase in full time equivalent personnel dominantly to staff branch expansion. Retirement and other employee benefits increased by $443 due to profit sharing and pension plan accrual adjustments recorded in the 1995 third quarter. Such adjustments resulted primarily from employee forfeitures in the profit sharing plan in addition to fewer overall participants in the retirements plans as a result of the companywide restructuring initiative which was concluded during the third quarter of 1995.

Occupancy expense increased by $221 in the third quarter of 1996 resulting from rental expense incurred on a new operation center which began in mid 1995 as well as the cost of new branch expansion in Champaign, Illinois which opened in June 1996. Other expense increased by $814 in the third quarter of 1996 as compared to the 1995 quarter due to legal and other professional fees expense reversals recorded in 1995 which was predicated on a reduction in contracted services.


Noninterest expense for the third quarter of 1996 included two nonrecurring adjustments resulting from federal legislation enacted during the quarter that repealed the thrift bad debt recapture regulation and recapitalized the Savings Association Insurance Fund (SAIF). The bad debt recapture repeal permitted the reversal of a $992 nondeductible charge recorded in the fourth quarter of 1995 related to the acquisition of Citizens Federal while the SAIF recapitalization required a one time charge of $1,603. For the nine months ended September 30, 1996, in addition to the two third quarter nonrecurring adjustments just discussed, included in noninterest expense was a nonrecurring acquisition credit of $324 that was recorded in the first quarter of 1996. Correspondingly, 1995's third quarter and nine months included a nonrecurring restructure reserve credit of $810.


Exclusive of the nonrecurring adjustment just described, the efficiency ratio for the quarter ended September 30, 1996 was 60.45%, as compared to 1995 third quarter ratio of 59.38%, while the efficiency ratio for the nine months ended September 30, 1996 was 61.39%, as compared to the prior year's nine month ratio of 62.91%.

                              INCOME TAX EXPENSE


Income tax expense totaled $4,252 for the third quarter of 1996, increasing from $4,239 for the same period in 1995 and reflects effective income tax rates of 29.41% and 35.89%, respectively. Income tax expense totaled $13,458 for the nine months ended September 30, 1996 increasing from $11,755 for the 1995 nine month period and reflects effective income tax rates of 35.23% and 35.54%, respectively. Factoring out the nonrecurring adjustments discussed in the "Noninterest Expense" section above, the effective tax rate for the third quarter and nine months of 1996 was 36.22% and 35.26% respectfully.



                NONPERFORMING ASSETS AND 90 DAY PAST DUE LOANS

The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing, as of the close of the last five calendar quarters:


Nonperforming Assets and                                               1996                        1995
                                                    ---------------------------------       -----------------------
90 Day Past Due
---------------
Loans                                                Sept. 30      June 30    March 31        Dec. 31     Sept. 30
                                                    -----------  -----------   -------      -----------  ----------
Nonaccrual loans                                    $   11,435   $    10,790   $11,428        $  11,219     $  9,208
Renegotiated loans                                       7,876         7,760     7,963            7,917        7,942
                                                    -----------  -----------   -------      -----------  ----------
   Total nonperforming loans                            19,311        18,550    19,391           19,136       17,150

Foreclosed real estate                                   5,587         5,393     5,779            4,752        5,664
                                                    -----------  -----------   -------      -----------  ----------

   Total nonperforming assets                       $   24,898   $    23,943   $25,170        $  23,888     $ 22,814
                                                    ===========  ===========   =======      ===========  ==========

   % of total loans plus foreclosed real estate          1.24%         1.21%     1.29%            1.13%        1.11%
                                                    ===========  ===========   =======      ===========  ==========

90 Day past due loans accruing interest            $     4,998   $     4,318   $ 8,206      $     3,626     $  8,676
                                                    ===========  ===========   =======      ===========  ==========

Nonaccrual loans, totaling $11,435 at September 30, 1996, is comprised of commercial loans (61%), real estate loans (32%) and agricultural and consumer loans (7%). The renegotiated loan balance of $7,876 represents loans to certain related borrowers that have performed in compliance with all contractual loan terms since the loan was renegotiated in December, 1984. Foreclosed real estate, totaling $5,587 at September 30, 1996, primarily represents commercial real estate properties.

First Midwest's disclosure with respect to impaired loans is contained in note 5 to the consolidated financial statements, located on page 8.

                     PROVISION AND RESERVE FOR LOAN LOSSES

Transactions in the reserve for loan losses during the quarters and nine months ended September 30, 1996 and 1995 are summarized below:


                                                                     Quarters ended            Nine months ended
                                                                      September 30,               September 30,
                                                                ------------------------    ------------------------
                                                                   1996          1995          1996          1995
                                                                ----------   -----------    ----------   -----------
Balance at beginning of period  . . . . . . . . . . . . . .    $   28,597    $   25,901     $   29,194    $  25,154
Provision for loan losses . . . . . . . . . . . . . . . . .         1,562         3,811          4,188        8,003

   Loans charged-off  . . . . . . . . . . . . . . . . . . .        (2,025)       (2,663)        (6,468)      (7,205)
   Recoveries of loans previously charged-off . . . . . . .           723           787          1,943        1,884
                                                                ----------   -----------    ----------   -----------
   Net loans charged-off  . . . . . . . . . . . . . . . . .        (1,302)       (1,876)        (4,525)      (5,321)
                                                                ----------   -----------    ----------   -----------
Balance at end of period  . . . . . . . . . . . . . . . . .    $   28,857    $   27,836     $   28,857    $  27,836
                                                                ==========   ===========    ==========   ===========
Reserve as a % of loans at period end . . . . . . . . . . .          1.45%         1.36%
                                                                ==========   ===========

The provision for loan losses charged to operating expense for the third quarter of 1996 totaled $1,561 as compared to $3,811 for the same quarter in 1995. Included in the provision for loan losses for the third quarter of 1995 was $1,400 recorded as of result of Management's decision to increase the reserve for loan losses to be a level more closely approximating peer. The amount of the provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values, and Management's assessment of current and prospective economic conditions. Loans charged off, net of recoveries, for the quarter totaled $1,301, or .26% of average loans in 1996 as compared to $1,876, or .37% in 1995.

The reserve for loan losses at September 30, 1996 was comprised of three parts: allocated for specific impaired loans, $1,238; allocated for general segments of unimpaired loans, $6,499; and unallocated, $21,120. That part of the reserve allocated for specific impaired loans is discussed in Note 5 to the consolidated financial statements located on page 8. That part of the reserve allocated for unimpaired general loan segments represents First Midwest's best judgment as to potential loss exposure based upon both historical loss trends as well as loan ratings and qualitative evaluations of such segments. The unallocated portion of the reserve is that part not allocated to either a specific loan on which loss is anticipated or allocated to general segments of the unimpaired loan portfolio.



At September 30, 1996, the reserve for loan losses totaled $28,857, or 1.45% of total loans outstanding as compared to $27,836, or 1.36% at September 30, 1995. Such reserve level is considered adequate in relation to the estimated risk of future losses within the loan portfolio.


The distribution of the loan portfolio is presented in Note 4 to the consolidated financial statement located on page 7. The loan portfolio, which contains no sub prime credit nor consumer credit card loans, consists dominantly of loans orginated by First Midwest from its primary markets and generally represents credit extension to multi-relationship customers.


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



                                                                        As of September 30, 1996
                                                       ---------------------------------------------------------------------
                                                           Bank Holding Company             National Bank          Minimum
                                                       --------------------------   --------------------------
CAPITAL MEASUREMENTS - FRB/OCC                                             Minimum        First         Minimum    Well-
                                                             First         Required   Midwest Bank     Required    Capitalized
                                                            Midwest           FRB           N.A.           OCC     FDICIA
                                                       ------------  ------------   ------------  ------------  ------------
Tier 1 capital to risk-based assets                          10.95%         4.00%          9.11%         4.00%          6.00%
Total capital to risk-based assets                           12.20%         8.00%         10.35%         8.00%         10.00%
Leverage ratio                                                8.09%         3.00%          6.79%         3.00%          5.00%
                                                       ==============      ======   ============  ============  ============



Citizens Federal's primary regulator is the Office of Thrift Supervisions ("OTS"). As of September 30, 1996, Citizens Federal exceeded all applicable capital ratio requirements of the OTS.

                                   DIVIDENDS

First Midwest's strong capital position has allowed it to increase its quarterly dividend in 1996, for the fourth consecutive year, to the following indicated annual rates:

                        Dividends        Annual   % Increase
                         Paid in          Rate  over Prior year
                         ---------       ------ ---------------

                           1996          $ .84           11%
                           1995          $ .76           12%
                           1994          $ .68           13%
                           1993          $ .60           15%
                                         =====          ====

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



                          PART II.  OTHER INFORMATION

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)       Exhibits - See Exhibit Index appearing on page 18.

      (b) Form 8-K - On August 21, 1996, First Midwest filed a report on Form 8-K announcing recommendation of the Audit Committee and the Board of Directors of First Midwest Bancorp, Inc. to engage the accounting firm of Ernst & Young LLP as its certified public accountants for 1996, replacing KPMG Peat Marwick LLP.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   First Midwest Bancorp, Inc.
                                              --------------------------------

Date:  November 12, 1996                              DONALD J. SWISTOWICZ
                                              --------------------------------
                                                      Donald J. Swistowicz
                                                    Executive Vice President*


* Duly authorized to sign on behalf of the Registrant.







                                 EXHIBIT INDEX



Exhibit                                                        Sequential
Number                      Description of Documents           Page Number
------                      ------------------------           -----------


   27    Financial Data Schedule                                   19