Form 10-K405
period 1996-12-31
FIRST MIDWEST BANCORP INC
filed 1997-03-07
CIK 702325

================================================================================
SECURITIES AND EXCHANGE COMMISSION
FORM 10-K
Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended DECEMBER 31, 1996

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


                                (630) 875-7450
             (Registrant's telephone number, including area code)


                         COMMON STOCK, $.01 PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS
          Securities Registered Pursuant to Section 12(g) of the Act



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 20, 1997, 16,740,592 shares of common stock of the Registrant were outstanding. The aggregate market value of the shares of common stock held by non-affiliates as of such date was approximately $437,353,000 based on the NASDAQ closing price.

DOCUMENTS INCORPORATED BY REFERENCE:
Registrant's Proxy Statement for the 1997 Stockholders' Meeting on April 16, 1997 - Parts I and III

                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
                                     Part I

 Item 1.  Business..................................................................................   3
 Item 2.  Properties................................................................................   9
 Item 3.  Legal Proceedings.........................................................................  10
 Item 4.  Submission of Matters to a Vote of Security Holders.......................................  10

                                    Part II

 Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.................  10
 Item 6.  Selected Financial Data...................................................................  11
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....  12
 Item 8.  Financial Statements and Supplementary Data...............................................  36
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......  58

                                     Part III

 Item 10. Directors and Executive Officers of the Registrant........................................  58
 Item 11. Executive Compensation....................................................................  58
 Item 12. Security Ownership of Certain Beneficial Owners and Management............................  58
 Item 13. Certain Relationships and Related Transactions............................................  58

                                    Part IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................  59

                                    PART 1

                                ITEM 1. BUSINESS
First Midwest Bancorp, Inc.

First Midwest Bancorp, Inc. ("First Midwest" or the "Company") is a Delaware corporation that was incorporated in 1982 for the purpose of becoming a multi-bank holding company registered under the Bank Holding Company Act of 1956. On February 28, 1983, the Company received approval from the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to become a bank holding company and on March 31, 1983, the Company was formed through an exchange of common stock. The Company is Illinois' 3rd largest publicly traded banking company with assets of $3.1 billion at year-end 1996 and is headquartered in the Chicago suburb of Itasca, Illinois. The Company and its Affiliates employed approximately 1,200 full time equivalent employees at December 31, 1996.

The Company has responsibility for the overall conduct, direction and performance of its subsidiaries (the "Affiliates") hereinafter described, all of which are wholly owned. The Company provides specialized services to the Affiliates in various areas, establishes Company policies and procedures and serves as a source of strength in providing capital and other resources as needed. Responsibility for the management of the Affiliates rests with their respective Board of Directors and Officers. There was no material change in the lines of business of the Company or its Affiliates during 1996.

First Midwest Bank, National Association

First Midwest Bank, National Association (the "Bank") operates 50 banking offices in northern Illinois and, at December 31, 1996, had $3.1 billion in total assets and $2.3 billion in total deposits. Structurally, the Bank is comprised of two divisions, a sales division defined in four geographical regions and a support division providing corporate administrative and support services through various functional departments. At year end 1996, the Bank had approximately 1,040 full time equivalent employees.

The Bank is engaged in commercial and retail banking and offers a broad range of lending, depository and related financial services including accepting deposits; commercial and industrial, consumer and real estate lending; collections; safe deposit box operations; and other banking services tailored for individual, commercial and industrial, and governmental customers.

Approximately 80% of the Bank's assets are located in the suburban metropolitan Chicago area. Within the Chicago metropolitan area, the Bank operates in two of the fastest growing counties in Illinois; Lake County, north of the City of Chicago, and Will County, southwest of the City. Lake County has the highest average household income in the State of Illinois and the third highest employment rate, with employment growth rates estimated to be approximately 20% for the period 1996 through 2005. Will County ranks 7th and 6th by the same measures, respectively, and has employment growth rates estimated to be approximately 16% for the same forward period. The Bank currently has the second largest share of bank deposits in both the Lake County and Will County markets with an estimated 9% of Lake County and 16% of Will County.

Another approximate 13% of the Bank's assets are located in the "Quad Cities" area of Western Illinois and Eastern Iowa which includes the Illinois cities of Moline and Rock Island and the Iowa cities of Davenport and Bettendorf. The Quad Cities region has a population of approximately 400,000, employment in excess of 200,000 jobs, and annual retail sales of approximately $2.5 billion. Employment growth in this market area is projected to be approximately 8% for the period 1996 through 2005. The Bank has an approximate 8% market share, or the second largest, of the Quad Cities.

The Bank maintains branch operations in downstate Illinois primarily in Vermilion County, that represents approximately 7% of the Bank's total assets. The Bank has approximately 17% of the total deposits in the Vermilion County market.

Trust, Investment Management, Mortgage Banking and Insurance Affiliates

In addition to the Bank, the Company also operates three Affiliates that offer trust, investment advisory, mortgage banking-related services and credit insurance. These Affiliates operate offices in the same markets serviced by the Bank.

First Midwest Trust Company, N.A. (the "Trust Company") provides trust and investment management services to its clients, acting as executor, administrator, trustee, agent, and in various other fiduciary capacities. As of December 31, 1996, the Trust Company had approximately $1.4 billion in trust assets under management and in nondiscretionary custody accounts, comprised of accounts ranging from small personal investment portfolios to large corporate employee benefit plans.

First Midwest Mortgage Company ("FMMC") began operations on January 1, 1994 and was formed as a separate entity to consolidate the residential real estate mortgage loan origination, sales and servicing operations conducted by the Company. Information with respect to the residential real estate mortgage loan operations of the Company can be found in the "Noninterest Income" section of Management's Discussion and Analysis of Financial Condition and Results of Operations located on page 20.

First Midwest Insurance Company operates as a reinsurer of credit life, accident and health insurance sold through the Bank, primarily in conjunction with the consumer lending operations.

Competition

Illinois, and more specifically the metropolitan Chicago area, is a highly competitive market for banking and related financial services. Competition is generally expressed in terms of interest rates charged on loans and paid on deposits, the ability to garner new deposits, the scope and type of services offered, extended banking hours, access to bank services through branches, and the offering of additional services such as fiduciary activities and brokerage services. The Bank competes with other banking institutions and savings and loan associations, personal loan and finance companies, and credit unions within its market areas. In addition, the Bank competes for deposits with money market mutual funds and investment brokers. The Bank's market areas are experiencing increased competition from the acquisition of local financial institutions by out of state commercial banking and savings institutions.

The Trust Company competes with retail and discount stock brokers, investment advisors, mutual funds, insurance companies, and to a lesser extent, financial institutions. Factors influencing the type of competition experienced by the Trust Company generally involve the variety of products and services that can be offered to clients. With the proliferation of investment management service companies such as mutual funds and discount brokerage services over the last several years, competition for the Trust Company includes not only financial service providers within market areas served but also competitors outside of the geographic areas in which the Trust Company maintains offices.

Offering a broad array of products and services at competitive prices is an important element in competing for customers. However, the Company believes that by delivering quality services through a systematic approach in which a customer's financial needs are the object and measurement of sales activities is the most important aspect in retaining and expanding its customer base, and differentiates First Midwest from many of its competitors.

Supervision and Regulation

The Company and its Affiliates are subject to regulation and supervision by various governmental regulatory authorities including, but not limited to, the Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), the Illinois Commissioner of Banks and Trust Companies (the "Commissioner of Illinois"), the Arizona Department of Insurance, the Internal Revenue Service and state taxing authorities. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Affiliates, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. This supervision and regulation is intended primarily for the protection of the FDIC's bank (the "BIF") and savings association (the "SAIF") insurance funds and the depositors, rather than the stockholders of a financial institution.

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

Under interstate banking legislation, adequately capitalized and managed bank holding companies are permitted to acquire control of a bank in any state. States, however, may prohibit acquisitions of banks that have not been in existence for at least five years. The Federal Reserve Board is prohibited from approving an application if the applicant controls more than 10 percent of the total amount of deposits of insured depository institutions nationwide. In addition, interstate acquisitions would be subject to statewide concentration limits.

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

 Bank Holding Company Act of 1956, As Amended

A bank holding company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"), and must register with Federal Reserve Board under that Act. A bank holding company is required by the Act to file an annual report of its operations and such additional information as the Federal Reserve Board may require and is subject, along with its subsidiaries, to examination by the Federal Reserve Board. The Federal Reserve Board has jurisdiction to regulate the terms of certain debt issues of bank holding companies including the authority to impose reserve requirements.

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

Federal law prohibits acquisition of "control" of a bank or bank holding company without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of as little as 10% of the outstanding shares. Furthermore, a bank holding company may not be able to purchase its own stock where the gross consideration will equal 10% or more of the company's net worth without obtaining approval of the Federal Reserve Board.

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

 Federal Deposit Insurance Corporation Improvement Act of 1991

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") introduced a comprehensive and fundamentally changed approach to banking supervision, generally subjecting banking institutions to significantly increased regulation and supervision. Some of the provisions contained in the FDIC Improvement Act include the implementation of a risk-related premium system for FDIC-insured deposits, revisions in the process of supervision and examination for depository institutions, and federal deposit insurance reforms. The FDIC Act has had, and is expected to continue to have, a broad and significant impact on the structure and condition of the banking industry.

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

The minimum capital ratios established by the guidelines are based on both tier 1 and total capital to total risk-based assets. Total risk-based assets are calculated by assigning each on-balance sheet asset and off-balance sheet item to one of four risk categories depending on the nature of each item. The amount of the items in each category is then multiplied by the risk-weight assigned to that category (0%, 20%, 50% or 100%). Total risk-based assets equals the sum of the resulting amounts. At December 31, 1996, banking institutions are required to maintain a minimum ratio of tier 1 capital to total risk-based assets of 4.0%, with "tier 1 capital" generally defined as stockholders' equity less intangible assets. In addition, banking institutions are required to maintain a minimum ratio of total capital to total risk-based assets of 8.0%, with at least 50% of the risk-based capital requirement to be met with tier 1 capital. Total capital is generally defined to include tier 1 capital plus limited levels of the reserve for loan losses.

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

The Company exceeds the minimum required capital guidelines for both risk-based capital ratios and the leverage ratio at December 31, 1996. The Company's capital structure and capital ratios relative to the regulatory guidelines are further detailed in the "Capital Management and Dividends" section of Management's Discussion and Analysis of Financial Condition and Results of Operations located on page 25.

 Dividends

In addition to capital guidelines, there are various national and state banking regulations which limit the ability of the Affiliates to pay dividends to the Company. Since the Company is a legal entity, separate and distinct from its Affiliates, its dividends to stockholders are not subject to such bank regulatory guidelines.

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

As of December 31, 1996, the Bank and the Trust Company may distribute dividends of approximately $17.3 million, plus 1997 net income, without prior approval from the OCC.

The insurance laws of Arizona establish various tests limiting the amount of surplus available for dividends and the maximum amount of dividends which may be paid by First Midwest Insurance Company as an Arizona corporation. As of December 31, 1996, FMIC may distribute $69,000 in dividends without the prior approval of the Arizona Insurance regulators.

Dividends of FMMC may be paid to the extent that such dividends do not reduce the capital of FMMC below $1,000,000. As of December 31, 1996, FMMC may pay dividends of $751,000.

 FDIC Insurance Premiums

The Bank's deposits are predominantly insured through the BIF while certain deposits held by the Bank are insured through the SAIF, both of which are administered by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. During 1996, the Bank was classified as well-capitalized and was not required to pay premium assessments on its BIF deposits. However, it continued to pay $.23 per $100 on SAIF deposits for the first three quarters of 1996, which also represented the lowest premium assessments for that category of insured deposits. As a result of the special assessment on SAIF deposits required by the Deposit Insurance Funds Act of 1996, the SAIF was recapitalized on October 1, 1996. Accordingly, no premium assessments were made on the Bank's SAIF deposits for the fourth quarter of 1996. The impact of the SAIF assessment on First Midwest is further discussed in the "Noninterest Expense" section of Management's Discussion and Analysis of Financial Condition and Results of Operations located on page 23.

For 1997, the Bank will pay premium assessments on both its BIF and SAIF deposits in order to service the interest on the Financing Corporation (FICO) bond obligations which were used to finance the cost of "thrift bailouts" in the 1980's. The FICO assessment rates for the first semi-annual period of 1997 were set at $.013 per $100 of insured deposits for BIF assessable deposits and $.0648 per $100 in deposits for SAIF assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment basis for the BIF and SAIF. By law, the FICO rate on BIF assessable deposits must be 1/5 of the rate on SAIF assessable deposits until the insurance funds are merged or until January 1, 2000, which ever occurs first.

The regular assessment rates for insurance of the Bank's BIF and SAIF assessable deposits have been set by the FDIC at effectively 0% for the first half of 1997. It is unknown whether such assessment will change for the second half of 1997 or other future periods.

MONETARY POLICY AND ECONOMIC CONDITIONS

The earnings of the Company are affected by general economic conditions in addition to the policies of various governmental regulatory authorities. In particular, the actions and policies of the Federal Reserve Board exert a major influence on interest rates charged on loans and paid on deposits, credit conditions and the growth of loans and the price of assets such as securities. Some of the methods used by the Federal Reserve Board to promote orderly economic growth by influencing interest rates and the supply of money and credit include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits.

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

                               ITEM 2. PROPERTIES

The Affiliates own substantially all of the properties in which their various offices are located. The following table summarizes the Company's properties by location:


Affiliate                         Markets Served          Property Type/Location                          Ownership
---------                         --------------          ----------------------                          ---------
The Company                                               Administrative office: Itasca, Illinois         Leased

First Midwest Bank, N.A.          Cook, DuPage,           Administrative office:  Itasca, Illinois        Thirty-Seven
                                  Grundy, Knox, Lake,     Fifty banking offices located in                owned/Thirteen
                                  LaSalle, Rock Island,   markets served.                                 leased
                                  Vermilion and Will
                                  Counties, Illinois;
                                  Scott County, Iowa


First Midwest Trust               Same markets served     Main office:  Joliet, Illinois                  Owned
Company, N.A.                     by the Bank             Additional Trust offices located in
                                                          Danville, Deerfield, Lake Forest,               Owned
                                                          Moline and Morris, Illinois;
                                                          Davenport, Iowa
                                                                                                          Owned
First Midwest Mortgage            Same markets served     Main office:  Joliet, Illinois
Company                           by the Bank             Additional offices located within               Owned
                                                          Bank Affiliates

In addition to the banking locations listed above, the Bank owns 49 automatic teller machines, some of which are housed within a banking office and some of which are independently located.

                           ITEM 3. LEGAL PROCEEDINGS

There are certain legal proceedings pending against First Midwest and its Affiliates in the ordinary course of business at December 31, 1996. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

On January 29, 1997 First Midwest received $4,050 in settlement of a lawsuit that had been pending since 1993 against its former bond insurer related to loans charged off in 1992. The settlement proceeds have been credited to the reserve for loan losses while Management undertakes an assessment of the impact of the recovery on loan loss provisioning and reserve levels going forward.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

               ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

First Midwest's common stock is traded on the NASDAQ national market system under the symbol "FMBI". Stock price quotations can be found in The Wall Street Journal and other major daily newspapers. As of December 31, 1996, there were 3,007 stockholders of record. The following table sets forth the common stock price, dividends per share and book value per share during each quarter of 1996 and 1995. All common stock and per share data have been adjusted to reflect the 5-for-4 stock split effected in the form of a stock dividend which was paid in December 1996.

                                                 1996                                           1995
                             ---------------------------------------------    ----------------------------------------
                              Fourth       Third      Second       First      Fourth      Third     Second      First
                             ---------   ---------   ---------   ---------    -------   ---------   -------    -------
Market price of common
 stock:
  High ................      $   33.00   $   24.38   $   23.38   $   24.00    $ 23.81   $   23.81   $ 19.81    $ 20.38
  Low .................          23.81       21.38       22.19       21.38      22.38       19.38     18.81      18.63
Quarter-end ...........          32.63       23.88       22.38       22.63      23.13       22.81     19.75      19.38
Cash dividends per
  share ...............      $   0.200   $   0.168   $   0.168   $   0.168    $ 0.152   $   0.152   $ 0.152    $ 0.152
Dividend yield at
 quarter-end /(1)/ ....           2.16%       2.75%       2.86%       2.76%      2.64%       2.60%     2.92%      2.89%
Book value per share ..      $   15.50   $   15.25   $   14.87   $   14.71    $ 14.58   $   14.31   $ 13.98    $ 13.19
Number of shares
 traded ...............      1,936,910   1,222,480   1,249,858   1,146,025    918,866   1,611,076   764,181    465,615
                             =========   =========   =========   =========    =======   =========   =======    =======

/(1)/ Ratios are presented on an annualized basis.

A discussion regarding the regulatory restrictions applicable to the Affiliates' ability to pay dividends to the Company is included in the "Dividends" section under Item 1 located on page 8. A discussion of the Company's philosophy regarding the payment of dividends is included in the "Capital Management and Dividends" section of Management's Discussion and Analysis of Financial Condition and Results of Operations located on page 25.

                        ITEM 6. SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the operating results and financial condition of First Midwest for the five years ended December 31, 1996 is presented in the table that follows. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. All common stock and per share data have been adjusted to reflect the 5-for-4 stock split affected in the form of a stock dividend which was paid in December 1996 and the acquisition of CF Bancorp, Inc. in December 1995, which was accounted for as a pooling of interests. A more detailed discussion and analysis of factors affecting First Midwest's financial condition and operating results is presented in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on the following page.



                                                 Years ended December 31,
-------------------------------------------------------------------------------------------
                                 1996         1995         1994         1993         1992
                            -----------   ----------   ----------   ----------   ----------
Operating Results (Amounts
 in thousands).............
Interest income............  $  237,171   $  245,187   $  205,359   $  183,952   $  186,943
Interest expense...........     114,422      126,620       90,792       73,174       84,247
Net interest income........     122,749      118,567      114,567      110,778      102,696
Provision for loan losses..(1)    7,469       11,334        8,543       11,497       15,608
Noninterest income.........      31,433       30,835       28,201       30,918       32,475
Noninterest expense........      94,040       94,070       93,808       94,038       90,821
Special nonrecurring
 items /(1)/...............         287        3,529        3,900          ---          ---
Income tax expense.........      18,670       14,784       13,359       11,933        8,840
Net income.................      33,716       25,685       23,158       24,228       19,902
Net income - before
 special nonrecurring
 items /(1)/...............      33,488       28,861       25,537       24,228       19,902
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Per Share Data
Net income.................  $     1.97   $     1.51   $     1.37   $     1.41   $     1.14
Net income - before
 special nonrecurring
 items /(1)/...............        1.96         1.70         1.51         1.41         1.14
Cash dividends declared....       0.704        0.608        0.544        0.480        0.416
Book value at period end...       15.50        14.58        12.32        12.99        11.91
Book value at period end,
 as adjusted /(2)/.........       15.53        14.54        13.55        12.74        11.91
Market value at period end.       32.63        23.13        19.19        20.19        15.63
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Performance Ratios.........
Return on average equity...       13.17%       11.02%       10.87%       11.44%       10.07%
Return on average
 equity-before special
 nonrecurring items /(1)/.        13.08%       12.38%       11.99%       11.44%       10.07%
Return on average assets...        1.09%        0.81%        0.78%        0.90%        0.81%
Return on average
 assets-before special
 nonrecurring items /(1)/.         1.08%        0.91%        0.86%        0.90%        0.81%
Net interest margin - tax
 equivalent................        4.33%        4.04%        4.17%        4.53%        4.68%
Dividend payout ratio......       35.74%       40.26%       39.71%       34.04%       36.49%
Equity to average assets
 ratio.....................        8.24%        7.33%        7.14%        7.87%        8.08%
===========================================================================================
                                                 Years ended December 31,
-------------------------------------------------------------------------------------------
                                 1996         1995         1994         1993         1992
                            -----------   ----------   ----------   ----------   ----------
Balance Sheet Highlights (Amounts in thousands)
Total assets...............  $3,119,238   $3,207,297   $3,101,030   $2,885,354   $2,504,148
Loans......................   2,085,277    2,085,604    1,896,936    1,699,065    1,564,521
Deposits...................   2,260,667    2,272,058    2,133,526    2,066,742    2,012,063
Stockholders' equity.......     262,140      249,233      208,167      219,818      207,198
-------------------------------------------------------------------------------------------

/(1)/ 1996 excludes $228, or $.01 per share (after tax) from acquisition credits, net of a one-time SAIF assessment. 1995 excludes $3,176 or $.19 per share (after tax) in acquisition expenses, net of restructure credits and acquisition related provisions for loan losses. 1994 excludes $2,379 or $.14 per share (after tax) in restructure expenses.

/(2)/ Excludes the after-tax unrealized net appreciation/depreciation on securities available for sale existent as of the end of the year indicated; for additional information see the "Securities Portfolios" section of Management's Discussion and Analysis of Financial Condition and Results of Operations located on page 27.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting First Midwest's consolidated income statements for the years 1994 through 1996 and balance sheets as of December 31, 1995 and 1996. The discussion is designed to provide stockholders with a more comprehensive review of the operating results and financial condition than could be obtained from an examination of the consolidated financial statements alone and should be read in conjunction with the consolidated financial statements, accompanying notes thereto and other financial information presented in this Form 10-K. A condensed review of operations for the fourth quarter of 1996 is included on page 34. The review provides an analysis of the quarterly earnings performance for the fourth quarter of 1996 as compared to the same period in 1995.

All common stock and per share data have been adjusted to reflect the 5-for-4 stock split effected in the form of a stock dividend which was paid in December 1996 and the acquisition of CF Bancorp, Inc. in December 1995, which was accounted for as a pooling of interests, as discussed below. All dollar amounts are presented in thousands, except per share data.

MERGERS AND ACQUISITIONS

In August 1994, First Midwest announced a plan of restructuring intended to improve its financial performance and better position it for future growth that the Company anticipates. The restructuring plan included a merger of First Midwest's four national bank affiliates into a single bank together with the consolidation of support and clerical functions previously administered across the Company. A pre-tax restructure charge in the amount of $3,900 ($2,379 after tax) was recorded during the fourth quarter of 1994 to establish a reserve for various restructuring expenses incident to this consolidation. A single bank operating unit resulting from the merger was named, First Midwest Bank, National Association, (the "Bank") and is comprised of two Divisions, a Sales Division made up of four geographical regions and a Support Division providing administrative and support services through various functional departments. As part of the merger and consolidation process, approximately 15% of total Company positions existent as of September 30, 1994 were eliminated.

On December 20, 1995, First Midwest consummated the acquisition of CF Bancorp, Inc., the holding company for Citizens Federal Bank ("Citizens Federal"). In connection with the acquisition, First Midwest recorded $4,887 in costs ($3,670 after tax), consisting of $4,339 in acquisition expenses and $548 in provisions for loan losses incident to conforming Citizens Federal's credit policies to First Midwest's. The acquisition expenses included an accrual for the potential bad debt reserve recapture expense associated with the conversion of the thrift to a bank, in addition to customary investment banking and professional fees and anticipated severance benefits due to staff reductions. On December 2, 1996, Citizens Federal was converted to a national bank and merged into the Bank.

SUMMARY OF RESULTS FROM OPERATIONS

Net Income

Net income for 1996 totaled $33,716 or $1.97 per share as compared to $25,685 or $1.51 per share in 1995 and $23,158 or $1.37 per share in 1994 and included certain special nonrecurring items discussed in the following paragraph. First Midwest's net income before special nonrecurring items for 1996 totaled $33,488 or $1.96 per share as compared to $28,861 or $1.70 per share in 1995 and $25,537 or $1.51 per share in 1994.

1996 net income included nonrecurring acquisition credits totaling $1,190, after tax, or $.07 per share, and a one-time Savings Association Insurance Fund ("SAIF") assessment of $962, after tax, or $.06 per share. 1995 net income included certain nonrecurring acquisition expenses totaling $3,670, after tax, or $.22 per share, net of restructuring credits of $494, after tax, or $.03 per share. Net income for 1994 included restructure expenses totaling $2,379, after tax, or $.14 per share. Table 2 shows the impact of these items on net income for the years ended December 31, 1996, 1995, and 1994.

Presented in Table 1 that follows is a condensed income statement comparing the major components of net income, exclusive of nonoperational acquisition credits and SAIF assessment (1996), acquisition expenses and restructure credits (1995) and restructuring expenses (1994) for the years ended December 31, 1996, 1995 and 1994. The increase or decrease in each net income component is discussed in more detail in the sections that follow.


                                    Table 1
      Pro forma Statements of Income - Before Special Nonrecurring Items
                                                                                        Years Ended December 31,
                                                                 -------------------------------------------------------------------
                                                                          Change from 1995               Change from 1994
                                                                          ----------------               ----------------
                                                                   1996         $        %        1995       $        %       1994
                                                                 --------   -------   ------    --------   ------   -----   --------
Net interest income, tax  equivalent............................ $124,976     5,215     4.35    $119,761    3,844    3.32   $115,917

Provision for loan losses (1)...................................    7,469    (3,317)  (30.75)     10,786    2,243   26.26      8,543

Noninterest income..............................................   31,433       598     1.94      30,835    2,634    9.34     28,201

Noninterest expense (1).........................................   94,040       (30)   (0.03)     94,070      262    0.28     93,808
                                                                 --------   -------   ------    --------   ------   -----   --------
Income before income taxes......................................   54,900     9,160    20.03      45,740    3,973    9.51     41,767

Income tax expense, net of tax equivalent adjustment............   21,412     4,533    26.86      16,879      649    3.40     16,230
                                                                 --------   -------   ------    --------   ------   -----   --------
Net Income - before special nonrecurring items (1).............. $ 33,488     4,627    16.03    $ 28,861    3,324   13.02   $ 25,537
                                                                 ========   =======   ======    ========   ======   =====   ========
Net Income per share -  before special nonrecurring items (1)... $   1.96      0.26    15.29    $   1.70     0.19   12.58   $   1.51
                                                                 ========   =======   ======    ========   ======   =====   ========

(1) 1996 excludes $228, or $.01 per share (after tax) stemming from acquisition credits, net of a one-time SAIF assessment. 1995 excludes $3,176 or $.19 per share (after tax) in acquisition expenses, net of restructure credits and acquisition related provision for loan losses. 1994 excludes $2,379 or $.14 per share (after tax) in restructure expenses. Related taxes have been excluded from income tax expense for all periods presented.

Table 2 reconciles the net income reported before special nonrecurring items to net income for 1996, 1995 and 1994, adjusting for such items, after tax.

                                    Table 2
                        Analysis of Reported Net Income

                                                                                                                $          Per Share
                                                                                                             -------       ---------
Net Income before special nonrecurring items - 1996........................................................  $33,488         $1.96
  Acquisition related credits..............................................................................    1,190           .07
  Special SAIF assessment..................................................................................     (962)         (.06)
                                                                                                             -------         -----
Reported Net Income - 1996.................................................................................  $33,716         $1.97
                                                                                                             =======         =====
Net Income before special nonrecurring items - 1995........................................................  $28,861         $1.70
  Acquisition related:
    Expenses...............................................................................................   (3,336)         (.20)
    Provision for loan losses..............................................................................     (334)         (.02)
  Reversal of restructure reserve..........................................................................      494           .03
                                                                                                             -------         -----
Reported Net Income - 1995.................................................................................  $25,685         $1.51
                                                                                                             =======         =====
Net Income before special nonrecurring items - 1994........................................................  $25,537         $1.51
  Restructure related expenses.............................................................................   (2,379)         (.14)
                                                                                                             -------         -----
Reported Net Income - 1994.................................................................................  $23,158         $1.37
                                                                                                             =======         =====

Net income per share increased by 30.5% from 1995 to 1996 and by 10.2% from 1994 to 1995. The improvement from 1996 over 1995 was attributable primarily to higher levels of net interest income and a decrease in the provision for loan losses, while 1995 to 1994 was primarily a result of growth in net interest income and noninterest income, offset by higher provisions for loan losses.

Although net interest income improved over the three year period, net interest margin declined slightly in 1995 from 1994 before improving significantly in 1996. The decline in 1995 was due primarily to higher interest rates being paid incident to the introduction of certain new money market account products. The improvement in 1996 over the prior two years was a combination of a decrease in interest rates paid on core NOW account and money market account deposits as well as a reduced reliance on more expensive wholesale, short term funding.

The increase in the provision for loan losses from 1994 to 1995 resulted predominantly from the additional $1.4 million provision taken in the third quarter of 1995 to bring the reserve for loan losses to a level more closely approximating the Company's peer group and the additional provision of $548 taken in the fourth quarter of 1995 incident to the Citizens Federal acquisition. The decrease in the provision for loan losses from 1995 to 1996, notwithstanding a one-time provision of $927 in connection with the purchase of a whole loan portfolio, was largely a result of improvement in asset quality resulting in an 11% decrease in net charge offs.

Over the three year period, noninterest expense, exclusive of the special nonrecurring items, has remained level.

Performance Ratios

Return on average stockholders' equity for 1996 was 13.17% as compared to 11.02% in 1995 and 10.87% in 1994. Return on average assets for 1996 was 1.09% as compared to .81% in 1995 and .78% in 1994. Excluding the special nonrecurring items discussed above, return on average stockholders' equity from operations was 13.08% in 1996, 12.38% in 1995 and 11.99% in 1994 and return on average assets was 1.08% in 1996, .91% in 1995 and .86% in 1994.

Credit Quality

Nonperforming loans totaled $10,448 or .50% of net loans at December 31, 1996, as compared to $19,136 or .91% of net loans at December 31, 1995. Foreclosed real estate increased to $5,811 at December 31, 1996 from $4,752 at December 31, 1995. Nonperforming assets totaled $16,259 or .78% of loans plus foreclosed real estate at December 31, 1996 as compared to $23,888 or 1.13% at the prior year end.

Capital and Dividends

First Midwest's capital structure continues to be strong at December 31, 1996, with Tier 1 and Total Capital to risk-based assets of 10.56% and 11.81%, respectively. The capital levels of First Midwest are well in excess of the level designated as "well-capitalized" by the FDIC Improvement Act with such levels having been maintained consistently as of each quarter end since inception of the capital ratios required by the FDIC Improvement Act beginning in 1989.

The Company's strong capital position has allowed it to increase its dividend in 1996, for the fifth straight year, to an indicated annual rate of $.704 per share, from $.608 in 1995 and $.544 in 1994. All annualized dividend rates reflect the 5-for-4 stock split paid in December 1996.

MANAGEMENT OF NET INTEREST MARGIN

Net Interest Income

Net interest income represents the difference between interest income and fees earned on loans, securities and other earning assets and interest expense paid for the funding sources used to finance those assets. Changes in net interest income generally occur due to fluctuations in the volume of earning assets and paying liabilities and the rates earned and paid, respectively, on those assets and liabilities. Representing the principal source of income, net interest income has provided approximately 80% of First Midwest's net revenues (net interest income plus noninterest income) for each of the years 1994 through 1996.

Net interest margin represents net interest income as a percentage of total interest earning assets. For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis for certain tax-exempt loans and securities.

Table 3 summarizes First Midwest's average earning assets and funding sources over the last three years. Additionally, the table shows interest income and expense related to each category of assets and funding sources and the yields earned and the rates paid on each.

                                    Table 3
                    Net Interest Income and Margin Analysis

                                               1996                              1995                            1994
                                   -----------------------------   -------------------------------  --------------------------------
                                                          Yield/                            Yield/                           Yield/
                                   Average                 Rate     Average                  Rate      Average                Rate
Assets:                            Balance     Interest    (%)      Balance     Interest      (%)      Balance    Interest     (%)
                                  ----------   --------   ------   ----------   ---------   ------   ----------   --------   -------
Interest bearing deposits
 with banks...................... $    4,018   $    282     7.02   $   11,607    $    693     5.97   $   10,889   $    439     4.03
Securities:
  Available for sale.............    812,894     52,955     6.51      678,603      44,146     6.51      762,305     42,021     5.51
  Held to maturity - (1).........     26,977      2,108     7.81      241,649      17,586     7.28      190,950     12,319     6.45
                                  ----------   --------    -----   ----------     -------    -----   ----------   --------     ----
    Total securities.............    839,871     55,063     6.59      920,252      61,732     6.71      953,255     54,340     5.70
Federal funds sold and securities
  purchased under agreements to
  resell.........................     14,518        928     6.39       28,127       1,797     6.39       28,461      1,333     4.68
Mortgages held for sale..........     18,895      2,061    10.91       13,389       1,374    10.26        4,936        401     8.12
Loans, net of unearned  discount
 (1) (2) (3).....................  2,006,571    181,064     9.02    1,987,556     180,785     9.10    1,779,926    150,196     8.44
                                  ----------   --------    -----   ----------     -------    -----   ----------   --------     ----
  Total interest earning
   assets (1) (2)................  2,883,873    239,398     8.30    2,960,931     246,381     8.32    2,777,467    206,709     7.44
                                               --------    -----                  -------    -----                --------     ----
Cash and due from banks..........    131,187                          128,511                           115,365
Reserve for loan losses..........    (28,990)                         (26,958)                          (23,691)
Other assets.....................    119,702                          119,308                           114,305
                                  ----------                       ----------                        ----------
  Total.......................... $3,105,772                       $3,181,792                        $2,983,446
                                  ==========                       ==========                        ==========

Liabilities and Stockholders'
  Equity:
Savings deposits................. $  290,918   $  7,359     2.53   $  263,116   $   5,720     2.17   $  293,649   $  6,759     2.30
NOW accounts.....................    295,754      6,983     2.36      304,271       7,564     2.49      308,726      6,799     2.20
Money market deposits............    236,246      7,952     3.37      264,072       9,506     3.60      240,145      6,242     2.60
Time deposits....................  1,112,157     62,953     5.66    1,051,788      59,774     5.68      918,020     41,741     4.55
Short-term borrowings............    539,459     29,175     5.41      697,011      44,056     6.32      647,808     29,251     4.52
                                  ----------   --------    -----   ----------     -------    -----   ----------   --------     ----
  Total interest bearing
    liabilities..................  2,474,534    114,422     4.62    2,580,258     126,620     4.91    2,408,348     90,792     3.77
                                               --------    -----                  -------    -----                --------     ----
Demand deposits..................    341,363                          334,677                           333,533
Other liabilities................     33,929                           33,775                            28,558
Stockholders' equity.............    255,946                          233,082                           213,007
                                  ----------                       ----------                        ----------
 Total liabilities
  and stockholders' equity....... $3,105,772                       $3,181,792                        $2,983,446
                                  ==========                       ==========                        ==========
Net interest income/margin
  (1)............................              $124,976     4.33                 $119,761     4.04                $115,917     4.17
                                               ========    =====                 ========    =====                =======      ====

(1) Interest income and yields are presented on a tax equivalent basis.

(2) Loans on a nonaccrual basis for the recognition of interest income totaling $10,448, $11,219, and $10,307, as of December 31, 1996, 1995 and 1994,
    respectively, are included in loans, net of unearned discount, for purposes of this analysis.

(3) The amount of loan fees is not material in any of the years presented.

Table 4 analyzes the changes in interest income, interest expense and net interest income that result from changes in volumes of earning assets and funding sources, as well as fluctuations in interest rates.

                                    Table 4
    Changes in Net Interest Income Applicable to Volumes and Interest Rates

1996 as Compared to 1995                                Interest Income/Expense         Increase/(Decrease) due to: /(1)/
------------------------                          ----------------------------------    ----------------------------------
                                                                           Increase
                                                    1996         1995     (Decrease)     Volume       Rate         Total
                                                  --------     --------    --------     --------     -------     ---------
Interest bearing deposits with banks .........    $    282     $    693    $   (411)    $   (562)    $   151     $    (411)
Securities: ..................................
  Available for sale .........................      52,955       44,146       8,809        8,748          61         8,809
  Taxable  ...................................       1,049       15,017     (13,968)     (14,054)         86       (13,968)
  Nontaxable /(2)/ ...........................       1,059        2,569      (1,510)      (1,373)       (137)       (1,510)
Federal funds sold and securities
 purchased under agreements to resell ........         928        1,797        (869)        (870)          1          (869)
Mortgages held for sale ......................       2,061        1,374         687          596          91           687
Loans, net of unearned discount /(2)/ ........     181,064      180,785         279        1,647      (1,368)          279
                                                  --------     --------    --------     --------     -------     ---------
  Total interest income /(2)/ ................    $239,398     $246,381    $ (6,983)    $ (5,868)    $(1,115)    $  (6,983)
                                                  ========     ========    ========     ========      =======     ========

Savings deposits .............................    $  7,359     $  5,720    $  1,639     $    643     $   996     $   1,639
NOW accounts .................................       6,983        7,564        (581)        (208)       (373)         (581)
Money market deposits ........................       7,952        9,506      (1,554)        (962)       (592)       (1,554)
Time deposits ................................      62,953       59,774       3,179        3,417        (238)        3,179
Short-term borrowings ........................      29,175       44,056     (14,881)      (9,081)     (5,800)      (14,881)
                                                  --------     --------    --------     --------     -------     ---------
  Total interest expense .....................     114,422      126,620     (12,198)      (6,191)     (6,007)      (12,198)
                                                  --------     --------    --------     --------     -------      --------
   Net interest income /(2)/ ................     $124,976     $119,761    $  5,215     $    323     $ 4,892      $  5,215
                                                  ========     ========    ========     ========     =======      ========

1995 as Compared to 1994                                Interest Income/Expense         Increase/(Decrease) due to: /(1)/
------------------------                          ----------------------------------    ----------------------------------
                                                                           Increase
                                                    1996         1995     (Decrease)     Volume       Rate         Total
                                                  --------     --------    --------     --------     -------     ---------
Interest bearing deposits with banks .......      $    693     $    439    $    254     $     31      $  223       $   254
Securities:
  Available for sale ........................       44,146       42,021       2,125       (3,317)      5,442         2,125
  Taxable ...................................       15,017        9,293       5,724        3,593       2,131         5,724
  Nontaxable /(2)/ ..........................        2,569        3,026        (457)        (364)        (93)         (457)
Federal funds sold and securities
 purchased under agreements to resell .......        1,797        1,333         464          (16)        480           464
Mortgages held for sale .....................        1,374          401         973          844         129           973
Loans, net of unearned discount /(2)/ .......      180,785      150,196      30,589       18,259      12,330        30,589
                                                  --------     --------    --------     --------    --------      --------
  Total interest income /(2)/ ...............     $246,381     $206,709    $ 39,672     $ 19,110    $ 20,562      $ 39,672
                                                  ========     ========    ========     ========    ========      ========

Savings deposits  ...........................     $  5,720     $  6,759    $ (1,039)    $   (678)   $   (361)     $ (1,039)
NOW accounts ................................        7,564        6,799         765          (96)        861           765
Money market deposits .......................        9,506        6,242       3,264          671       2,593         3,264
Time deposits ...............................       59,774       41,741      18,033        6,642      11,391        18,033
Short-term borrowings .......................       44,056       29,251      14,805        2,364      12,441        14,805
                                                  --------     --------    --------     --------    --------      --------
  Total interest expense ....................      126,620       90,792      35,828        8,903      26,925        35,828
                                                  --------     --------    --------     --------    --------      --------
     Net interest income /(2)/ ..............     $119,761     $115,917    $  3,844     $ 10,127    $ (6,283)     $  3,844
                                                  ========     ========    ========     ========    ========      ========


   / (1)/ For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to the such categories on the basis of the percentage relationship of each to the sum of the two.

   / (2)/  Interest income is presented on a tax equivalent basis.

In 1994, short term interest rates, defined as the Fed Funds rate and one month LIBOR, started the year at 3% and gradually increased to approximately 6% by year end. In the same time frame the prime rate increased from 6% at the beginning of 1994 to 8.5% at year end. During 1995 interest rates continued to rise slightly during the first quarter of the year and then stabilized and began gradually declining by approximately 75 basis points during the third and fourth quarter of the year. In 1996, short term rates fluctuated narrowly around the
5.25 - 5.50% range for the entire year while the prime rate was steady at 8.25% for virtually the entire period.

As a result of the generally higher level of interest rates in 1995 as compared to 1994, both interest income on assets and interest expense on liabilities increased during that year, resulting in a 3.3% overall increase in net interest income. In an effort to increase market share during this period of higher rates, First Midwest introduced certain new deposit account products at higher introductory interest rates. As a result, during 1995, net interest bearing liabilities, exclusive of short term borrowings, increased by approximately $122 million. However, the higher rates paid incident to these new products caused net interest margin to decrease by 13 basis points from 4.17% in 1994 to 4.04% in 1995.

As interest rates declined during late 1995 and stabilized during 1996, the rates paid on total interest bearing liabilities decreased by 29 basis points to 4.62% in 1996 from 4.91% in 1995. This decrease was due to the combination of the general drop in interest rates as well as a run off of the higher rates paid on new products in 1995. Furthermore, as a result of continued loan growth in 1996 as well as a stabilization in the prime rate and short term rates generally, rates earned on total interest earning assets during 1996 remained virtually unchanged at 8.30%, from 8.32% in 1995. As a result, net interest income increased by 4.4% or $5,215 in 1996 over 1995 and net interest margin improved to 4.33% in 1996 from 4.04% in the prior year period.

The following sections entitled "Risk Sensitivity Management" and "Funding and Liquidity Management" describe the techniques used by First Midwest in managing its net interest income and net interest margin.

Rate Sensitivity Management

First Midwest's earning assets and funding sources do not respond uniformly to changing market interest rates because of the differing interest rate, repricing and maturity characteristics of the various balance sheet categories of assets and liabilities. Interest rate risk is the degree to which these market interest rate fluctuations can affect net interest income. While there are several ways in which to analyze interest rate risk, the traditional method is called a "gap" analysis. A gap analysis is a static management tool used to identify mismatches or gaps in the repricing of assets and liabilities within specified periods of time.

First Midwest's gap analysis as of December 31, 1996 is presented in Table 5. Earning assets and interest bearing liabilities are presented within selected time intervals over a one-year forward period based upon their repricing and maturity characteristics. In a perfectly matched gap analysis, an equal amount of rate-sensitive assets and liabilities would be reflected as repricing within each given time interval. A positive interest rate sensitivity gap indicates more assets than liabilities will reprice in that time period, while a negative gap indicates more liabilities will reprice.


                                    Table 5
               Analysis of Rate Sensitive Assets and Liabilities

At December 31, 1996                       1-30 Days   31-90 Days   91-180 Days   181-365 Days
--------------------                       ----------  -----------  ------------  ------------
Rate Sensitive Assets (RSA)..............  $ 1,083,267   $ 241,922   $   140,195   $ 185,785
Rate Sensitive Liabilities (RSL).........  $ 1,579,201   $ 130,246   $   323,415   $ 216,289
Interest Sensitivity Gap (GAP)
 (RSA less RSL):
 Incremental.............................  $  (495,934)  $ 111,676   $  (182,500)  $ (30,504)
 Cumulative..............................  $  (495,934)  $(384,258)  $  (566,758)  $(597,262)
 Cumulative, excluding Savings
   and NOW accounts......................  $    (8,588)  $ 103,088   $   (79,412)  $(109,916)
RSA/RSL (Ratio)..........................        68.6%      185.7%         43.4%       85.9%
GAP/Total Assets (Cumulative)............      (15.9)%     (12.3)%       (18.2)%     (19.1)%
GAP/Total Assets (Cumulative, excluding
 Savings and NOW accounts)...............       (0.3)%        3.3%        (2.5)%      (3.5)%
                                           ==========   =========   ===========   =========

The preceeding table reflects a cumulative liability-sensitive balance sheet over a one year timeframe which likely will more positively affect net interest income if interest rates fall than if they rise. However, while the gap analysis is widely used in the industry, it is unable to capture other factors affecting the sensitivity of the balance sheet, such as the time lags required for certain assets and liabilities to reprice because of their varying sensitivity to changes in market interest rates. Furthermore, included in the total for rate-sensitive liabilities are $487,346 in savings and NOW accounts. While immediately repriceable, the rates paid on these deposit accounts will not change in direct correlation with changes in the general level of short-term interest rates. For example, if First Midwest's base lending rate declines by 100 basis points, the interest rate paid on these deposits will not immediately decline by the full 100 basis points. Conversely, if lending rates increase by the same amount, the rates paid on these deposits will likewise not increase immediately or by the full 100 basis points. Exclusive of the savings and NOW accounts sensitivities, the cumulative rate sensitivity gap is 3.5% or less over the one-year time horizon shown in the table.

For the reasons noted above, a static gap analysis has limitations in its usefulness and its ability to effectively present the rate sensitivity of a balance sheet. Accordingly, First Midwest uses a more dynamic approach to measuring interest rate risk by conducting simulations that demonstrate the changes that would occur in net interest income under different interest rate scenarios and balance sheet structures. This form of modeling is conducted monthly, involves adjustments to balance sheet volumes over a 24-month forward period, incorporates a repricing analysis of earning assets and funding sources and considers certain other off-balance sheet hedging vehicles such as interest rate exchange agreements (swaps), as further described below. Furthermore, First Midwest has generally followed a policy of maintaining a balanced mix of rate-sensitive assets and liabilities, making each side of the balance sheet approximately equally flexible in reacting to changes in market interest rates. The simulations described above, coupled with the policy guidelines intended to limit the sensitivity of net interest income to changes in interest rates, provide guidance to First Midwest as it might adjust its strategies based on its projections of the future interest rate environment to ensure maximization of net interest income.

As a part of its disciplined approach to controlling the interest rate risk within its balance sheet, First Midwest has entered into interest rate swaps with third parties in order to limit variations in net interest income. First Midwest has also utilized interest rate exchange agreements referred to as "basis" swaps to lock in spreads on its prime rate-based loan portfolios. The advantages of using interest rate swaps include the ability to maintain or increase liquidity, lower capital requirements as compared to cash instruments, enhancement of net interest margin and the ability to customize the interest rate swap agreement to meet desired risk parameters. Interest rate swap transactions involve exchanges of fixed and floating rate interest payments without the exchange of the underlying notional (i.e., principal) amount on which the interest payments are calculated. The net cash flow paid or received by First Midwest on these transactions is treated as an adjustment to the interest income and expense on the underlying earning asset or funding source to which the swap relates. Additionally, the basis swaps have embedded interest rate caps ("caps") which limit the interest rate received on such swaps. These swaps receive interest at LIBOR and pay interest at the prime rate (as quoted in The Wall Street Journal) less 238 basis points. The weighted average rate being received by First Midwest at year-end 1996 was 5.625% while paying 5.875% on the $200,000 notional amount of the basis swaps. The caps are programmed to increase at a rate of 25 basis points per quarter.

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

As of December 31, 1996, First Midwest had total interest rate swaps with an aggregate notional amount of $246,700 in place, hedging various balance sheet categories. The specific terms of these swaps as well as the fair value are detailed in Note 14 to the Consolidated Financial Statements beginning on page
53. First Midwest does not act as an intermediary in arranging interest rate swaps for customers.

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

While asset liquidity provides funds through the maturity and sale of loans, securities, and other interest earning assets, another source of liquidity is liability liquidity, consisting primarily of interest bearing and noninterest bearing deposits as well as repurchase agreements. Other liability funding sources potentially include funds purchased facilities available through certain correspondent banks and funding through the discount window borrowings facilities of the Federal Reserve System.

The following table provides a year-to-year comparison of the sources of First Midwest's liability funding based upon average balances over the last three years. Average, rather than period-end, balances are more meaningful in analyzing First Midwest's funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

                                    Table 6
                      Funding Sources - Average Balances


                                                                % of               % of               % of
                                                      1996     total     1995     total     1994     total
                                                   ----------  -----  ----------  -----  ----------  -----
Demand deposits..................................  $  341,363   12.1  $  334,677   11.5  $  333,533   12.2
Savings deposits.................................     290,918   10.3     263,116    9.0     293,649   10.7
NOW accounts.....................................     295,754   10.5     304,271   10.4     308,726   11.3
Money market accounts............................     236,246    8.4     264,072    9.1     240,145    8.8
Time deposits in denominations of $100 or less...     880,377   31.3     840,601   28.8     752,082   27.4
                                                   ----------  -----  ----------  -----  ----------  -----
 Core deposits...................................   2,044,658   72.6   2,006,737   68.8   1,928,135   70.4
Time deposits in denominations of $100 or more...     231,780    8.2     211,187    7.2     165,938    6.0
Repurchase agreements............................     501,331   17.8     546,778   18.8     539,945   19.7
Funds purchased and other short-term borrowings..      38,128    1.4     150,233    5.2     107,863    3.9
                                                   ----------  -----  ----------  -----  ----------  -----
 Total funding sources...........................  $2,815,897  100.0  $2,914,935  100.0  $2,741,881  100.0
                                                   ==========  =====  ==========  =====  ==========  =====

Average liability funding sources, consisting of deposits and borrowed funds, decreased by $99,038, or 3.4% in 1996 to $2,815,897. The decrease in funding sources in 1996 over 1995 was primarily attributable to reduced short term borrowings which decreased by $112,105 in addition to a decrease in repurchase agreements. The increases in core and non-core deposits were affected by money market deposit account reductions of $27,826 in 1996, due to a shift from these accounts into higher yielding time deposits, as well as a planned reduction in more expensive short term borrowings.

Tables 7 and 8 that follow provide additional information regarding First Midwest's wholesale deposit and short-term funding activities:

                                    Table 7
                  Maturities of Time Deposits of $100 or More

                                                                                             December 31,
                                                                                                 1996
                                                                                             ------------
Maturing within 3 months...................................................................      $134,586
After 3 but within 6 months................................................................        58,366
After 6 but within 12 months...............................................................        40,538
After 12 months............................................................................        22,150
                                                                                                 --------
 Total.....................................................................................      $255,640
                                                                                                 ========

                                    Table 8
                        Short-term Borrowing Activities

                                                                                                  December 31,
                                                                                        ----------------------------------
                                                                                          1966          1995        1994
                                                                                        ---------   -----------   --------
Repurchase agreements...............................................................    $480,344       $506,528   $563,929
Funds purchased.....................................................................         ---         30,000     96,000
Other short-term borrowings /(1)/...................................................      12,798        113,293     67,106
                                                                                        --------       --------   --------
 Total..............................................................................    $493,142       $649,821   $727,035
                                                                                        ========       ========   ========

/(1)/ Includes FHLB advances.

                                                  Maximum Amount Outstanding at            Weighted Average Interest Rate
                                                          Any Month End                              December 31,
                                                  ------------------------------        ----------------------------------
                                                   1996        1995       1994             1996          1955       1994
                                                 --------    --------   --------        ---------       ------    --------
Repurchase agreements........................... $564,820    $587,856   $630,745             5.42%       6.01%        4.71%
Funds purchased.................................   55,000     103,868     98,500              ---        5.58         6.10
Other short-term borrowings.....................   17,712     121,579     77,004             7.31        6.13         6.35
                                                 ========    ========   ========             ====        ====         ====

                                                                                              Years ended December 31,
                                                                                      ------------------------------------
                                                                                        1996            1995         1994
                                                                                      --------        --------    --------
Aggregate short-term borrowings - average amount outstanding........................  $539,459        $697,011    $647,808
Weighted average interest rate paid for each year...................................      5.41%           6.32%       4.52%
                                                                                      ========        ========    ========


First Midwest makes extensive use of repurchase agreements as a deposit surrogate because this funding source is not subject to the reserve requirements applicable to interest bearing deposits. Furthermore, First Midwest also realizes direct cost savings through the use of repurchase agreements and FHLB advances, because FDIC insurance premiums are not assessed on these funding sources.

The liquidity needs of First Midwest (parent company) consist primarily of operating expenses and dividend payment to First Midwest's stockholders. The primary source of liquidity for the parent company is dividends from Affiliates, but liquidity also can be supplemented by fees assessed to Affiliates, a practice which has not been utilized in recent years. The parent company has short term credit facilities available to fund cash flow needs totalling $20,000 at December 31, 1996. The parent company potentially also has the ability to enhance its liquidity position by raising capital or incurring debt. The parent company had no debt outstanding as of year-end 1996.

ANALYSIS OF NET OVERHEAD

Noninterest Income

Noninterest income, exclusive of net security gains, increased by 10.4% and 5.3% over the last two years, respectively, reflecting improvements in virtually all categories, as further discussed below. The following table analyzes the components of noninterest income, excluding net security gains, for the years 1994 through 1996:


                                    Table 9
                        Analysis of Noninterest Income *

                                                             Year ended December 31,                     % Change
                                                         ---------------------------------         ----------------------
                                                           1996          1995       1994            1996-1995   1995-1994
                                                         --------      --------    -------         ----------  ----------
Service charges on deposit accounts...................    $10,654       $ 9,739    $10,181            9.4%         (4.3)%
Trust and investment management fees..................      6,476         6,709      6,159           (3.5)         (8.9)
Other service charges, commissions and fees...........      5,958         5,479      5,316            8.7           3.1
Mortgage banking revenues.............................      5,125         3,032      2,570           69.0          18.0
Other income..........................................      2,597         2,939      2,275          (11.6)         29.2
                                                          -------       -------    -------          -----          ----
 Total noninterest income.............................    $30,810       $27,898    $26,501           10.4%          5.3%
                                                          =======       =======    =======          =====          ====

* For a discussion of Security Gains, refer to the "Securities Portfolio" section located on page 27.

Service charges on deposit accounts, the largest component of noninterest income, consist of fees on both interest bearing and noninterest bearing deposit accounts as well as charges for items such as insufficient funds, overdrafts and stop payment requests. Service charges on deposit accounts include both hard dollar charges and charges assessed through account analysis, the latter of which is reduced by earnings credits indexed to a short-term treasury yield and is generally applicable to commercial deposit accounts. The increase of $915, or 9.4%, in 1996 is due to higher service charges on both business and personal accounts and higher NSF fees received. The decline in service charges in 1995 is primarily due to higher short term rates versus 1994, resulting in higher earnings credits being paid to commercial deposit account customers.

The Trust Company provides trust and investment management services to its customers, acting as executor, administrator, trustee, agent, and in various other fiduciary capacities for client accounts. Trust and investment management fees generally follow the amount of total assets under management as well as conditions in the equity and credit markets because fees are often assessed on the market value of managed funds. Assets under management totaled $1,409,371 at December 31, 1996 up from $1,222,591 at year-end 1995 and $1,184,416 at year-end 1994. Changes in trust assets under management from year to year result from a combination of growth in new business, offset by attrition, in addition to market conditions impacting the valuation of the trust assets. Factoring out an approximate $490 nonrecurring accounting adjustment in 1995, this category of noninterest income has increased modestly during each of the last two years after declining in 1994 as a result of large attrition experienced that y ear.

The increase in other service charges, commissions and fees, which totaled 8.7% in 1996 over 1995 and 3.1% in 1995 over 1994 primarily relates to revenue generated by annuity sales, alternative investment revenues and credit life insurance sales.

Other income decreased by 11.6% in 1996 over 1995, following a 29.2% increase in 1995 over 1994. This category of miscellaneous income is comprised of various revenue sources, both recurring and nonrecurring in nature. The decrease in 1996 over 1995 is attributable to a gain recorded on the sale of student loans during 1995 totaling $431.

First Midwest conducts its residential real estate mortgage loan origination, sales and servicing operations through FMMC. Mortgage banking revenues from these operations are a major component of noninterest income and include commissions and fees from third party loan servicing, realized gains on the sale of loans into the secondary market and origination and other fees received at closing.

FMMC began operations as a stand-alone subsidiary of First Midwest on January 1, 1994 and had previously operated as a series of independent departments of First Midwest's subsidiary banks. Over the past three years mortgage banking revenues, exclusive of the gain on sales of mortgage servicing rights, have increased at a compound rate of approximately 20%. Furthermore, First Midwest's mortgage servicing portfolio has continued to grow through both loans originated by FMMC and targeted acquisitions of quality servicing portfolios.

Effective January 1, 1995, First Midwest adopted FASB No. 122, "Accounting for Mortgage Servicing Rights", which allows for the prospective capitalization of mortgage servicing rights related to internally originated residential real estate mortgage loans that are sold to and serviced for outside investors. The impact of the adoption of FASB No. 122, which is reflected as a component of the gain on the sales of mortgage loans, was to increase mortgage banking revenues by approximately $800 in both 1996 and 1995.

Prior to the effective date of FASB No. 122, mortgage servicing rights were not capitalized and were recognized as income over the life of the asset. In 1996, as a result of favorable market conditions, First Midwest sold approximately $96 million in mortgage servicing rights originated prior to January 1, 1995. The gain on the sale of such previously uncapitalized mortgage servicing rights was $1,388. As of December 31, 1996, First Midwest has remaining approximately $416,000 in loans serviced for which mortgage servicing rights are not capitalized.

The following Tables 10 through 12 summarize mortgage loan origination, sales and servicing activities for the years 1994 through 1996 as well as the mortgage banking revenues that have resulted from these activities:

                                   Table 10
                Residential Real Estate Originations and Sales

                                                     Years ended December 31,
                                                   -----------------------------
Residential real estate mortgage loans:              1996      1995       1994
                                                   --------   --------  --------
  Originated....................................   $178,000   $197,000  $194,000
  Sold to third parties.........................   $146,000   $102,000  $ 72,000
                                                   ========   ========  ========

                                   Table 11
                       Mortgage Loan Servicing Portfolio

                                                           December 31,
                                                   -----------------------------
Residential real estate mortgage loans:              1996      1995       1994
                                                   --------   --------  --------
  Serviced for third parties....................   $742,000   $546,000  $455,000
  Serviced for First Midwest's portfolio........    203,000    326,000   279,000
                                                   --------   --------  --------
    Total loans serviced........................   $945,000   $872,000  $734,000
                                                   ========   ========  ========

                                   Table 12
                           Mortgage Banking Revenues

                                                     Years ended December 31,
                                                   -----------------------------
                                                     1996      1995       1994
                                                   --------   --------  --------
Servicing fees..................................   $  2,007   $  1,466  $  1,277
Gains on sales of mortgage loans................        636        426       711
Gain on the sale of mortgage servicing rights...      1,388         --        --
Origination and other fees......................      1,104      1,140       582
                                                   --------   --------  --------
    Total mortgage banking revenues.............   $  5,125   $  3,032  $  2,570
                                                   ========   ========  ========

Noninterest Expense

Noninterest expense, exclusive of the special nonrecurring items detailed below, totaled $94,040 in 1996 as compared to $94,070 in 1995 and $93,808 in 1994.
Noninterest expense as a percent of average assets increased to 3.03% in 1996 from 2.96% in 1995 and 3.14% in 1994 while the efficiency ratio, defined as operating income as a percent of noninterest expense, improved to 60.1% in 1996 from 62.7% in 1995 and 64.6% in 1994. The following table analyzes the major components of noninterest expense for the years 1994 through 1996:

                                   Table 13
                        Analysis of Noninterest Expense

                                         Years ended December 31,           % Change
                                       ---------------------------    ---------------------
                                         1996      1995      1994     1996-1995   1995-1994
                                       -------   -------   -------    ---------   ---------
Compensation expense.................  $50,350   $50,487   $49,248     (0.3)%       2.5%
Occupancy expense....................    6,964     6,036     5,642     15.4         7.0
Equipment expense....................    5,706     6,174     5,590     (8.2)       10.4
Computer processing expense..........    6,384     6,336     5,095      0.8        24.4
Professional services................    5,407     4,606     6,192     17.4       (25.6)
FDIC insurance.......................      461     2,745     4,738    (83.2)      (42.1)
Supplies and printing................    2,376     2,483     2,108     (4.3)       17.8
Advertising and promotions...........    2,598     2,354     2,381     10.4        (1.1)
Foreclosed real estate expense, net..      477     1,493     1,859    (68.1)      (19.7)
Amortization expense.................    1,438     1,432     1,543      0.4        (7.2)
Other expenses.......................   11,879     9,924     9,412     19.7         5.4
                                       -------   -------   -------    ---------   ---------
 Subtotal............................   94,040    94,070    93,808      0.0%        0.3%
                                       -------   -------   -------    ---------   ---------

Special nonrecurring items:
FDIC - SAIF assessment...............    1,603       ---       ---      N/M          N/M
Acquisition expense (credits)........   (1,316)    4,339       ---      N/M          N/M
Restructure expense (credits)........      ---      (810)    3,900      N/M          N/M
                                       -------   -------   -------    ---------   ---------
 Total noninterest expense...........  $94,327   $97,599   $97,708     (3.4)%       (0.1)%
                                       =======   =======   =======    =========   =========

   Efficiency ratio /(1) (2)/........     60.1%     62.7%     64.6%
                                       =======   =======   =======

/(1)/ Excludes nonrecurring acquisition and restructuring expense (credits) in 1996, 1995 and 1994, respectively.

/(2)/ Excludes foreclosed real estate expense as a component of noninterest expense in the ratio numerator.

N/M - Not a meaningful ratio.

Compensation expense, the largest component of noninterest expense, includes employee salaries and wages, retirement and other employee benefits and expense relating to temporary personnel costs. The following table analyzes the components of compensation expense for the years 1994 through 1996:

                                   Table 14
                       Analysis of Compensation Expense

                                          Years ended December 31,          % Change
                                          -------------------------  ---------------------
                                           1996    1995      1994    1996-1995   1995-1994
                                          -------  -------  -------  ----------  ---------
Salaries and wages......................  $39,879  $39,562  $38,942     0.8%        1.6%
Retirement and other employee benefits..    9,378    9,891    9,963    (5.2)       (0.7)
Temporary personnel expense.............    1,093    1,034      343     5.7       201.5
                                          -------  -------  -------  ----------  ---------

 Total compensation expense.............  $50,350  $50,487  $49,248    (0.3)%       2.5%
                                          =======  =======  =======  ==========  =========
Average full-time equivalent
 (FTE) employees........................    1,222    1,279    1,361    (4.5)%      (6.0)%
                                          =======  =======  =======  ==========  =========

Salaries and wages increased by .8% in 1996 over 1995. Such increase is comprised of general merit increases approximating 4% in 1996 and additional staffing of the sales division. It is offset by the reduction in the support division staff levels resulting from the Companywide restructuring which took place primarily during the second and third quarters of 1995. Substantial temporary personnel expense was incurred during 1995 and 1996 to transition the staff reductions as well as to provide additional assistance required during the computer conversions incident to both the bank mergers and restructuring in 1995 and the merger of Citizens Federal into the Bank in December 1996. The continuing emphasis on controlling health care benefit costs as well as reduced retirement costs due to lower levels of staffing in 1995 and 1996 was responsible for the decline in these two categories.

Occupancy expense increased by 15.4% in 1996 over 1995 following a 7.0% increase in 1995 over 1994. The 1996 increase resulted primarily from the opening of 3 additional branches including a 3,500 square foot branch in Champaign, Illinois that began operations in June 1996. The 1995 increase was due primarily to additional leased space to facilitate First Midwest's support division consolidation.

Equipment expense decreased by 8.2% in 1996 as compared to 1995, following a 10.4% increase in 1995 over 1994. The 1995 increase resulted primarily from computer hardware and software purchases relating to implementation of networking capabilities to support both the sales and administrative functions during the Companywide restructuring. The decrease in 1996 in this category resulted from general efficiencies realized through the restructuring as well as a reduction in the amount of replacement equipment needed due to lower support division staffing levels.

Computer processing expense increased by .8% in 1996 over 1995 and follows a 24.4% increase in 1995 over 1994. In 1996, computer processing expense remained level despite additional costs due to the merger of Citizens Federal into the Bank. Much of the infrastructure necessary to accommodate companywide data processing was implemented in 1995 with the benefits of such cost stabilization being realized in 1996. The 1995 increase is also due to one time systems conversion and other computer processing costs incurred to facilitate the restructuring activities as well as continued expansion of internal telephone and data lines used to link First Midwest's facilities without going through the more expensive conventional third party telephone networks.

Professional services increased by 17.4% in 1996 as compared to 1995 due to primarily to the legal fees associated with the resolution of litigation by First Midwest against a former bond insurer. A discussion with respect to this litigation can be found in the "Legal Proceedings" section of Item 3 on page 10. Additionally, First Midwest incurred legal and related transaction expenses in connection with the purchase of a $66,000 whole loan portfolio and the sale of mortgage servicing rights in the fourth quarter of 1996.

FDIC insurance decreased significantly in both 1996 and 1995. In 1996, First Midwest paid no FDIC insurance assessments on its BIF assessment base. Insurance assessments on First Midwest's SAIF assessment base for 1996 remained unchanged from 1995 at $.23 cents per $100 of deposits until the fourth quarter of 1996, at which time such assessment was also reduced to zero. Additional information with respect to FDIC insurance premiums for 1996 and 1997 can be found in the "FDIC Insurance Premiums" section of Item 1 located on page 8.

Supplies and printing decreased by 4.3% in 1996 from 1995 due to higher costs in 1995 related to replacement of brochures, letterhead, operational forms and other printed material resulting from the Companywide restructuring.

Foreclosed real estate expense declined by 68.1% in 1996 over 1995 and followed a 19.7% decrease in 1995 over 1994. The decrease was a result of a reduction of $377 in net writedowns in 1996 as compared to 1995 and gains recorded in 1996 due to conservative property valuations.

As a result of federal legislation enacted during the third quarter of 1996 that recapitalized the SAIF and repealed the thrift bad debt reserve recapture regulation, First Midwest incurred a special assessment on its SAIF assessment base in the amount of $1,603 and reversed the related $992 nondeductible charge recorded in the fourth quarter of 1995 incident to the acquisition of Citizens Federal. In addition, during the first quarter of 1996 First Midwest also recognized a nonrecurring acquisition credit of $324 due to forfeited severance resulting from voluntary resignations of Citizens Federal employees during that quarter.

Other expenses increased by 19.7% in 1996 primarily due to a one-time asset writedown in the approximate amount of $300 during the fourth quarter of 1996, an increase of approximately $250 in repossession expense, and increases of approximately $200 each in education expense and courier expense, the latter resulting from the outsourcing of courier services.

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

First Midwest's provision for income taxes includes both federal and state corporate income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 1994 through 1996 are detailed in Table 15:

                                   Table 15
                        Analysis of Income Tax Expense

                                                      Years ended December 31,
                                                     ---------------------------
                                                      1996      1995      1994
                                                     -------   -------   -------
Income before income tax expense..................   $52,386   $40,469   $36,517
Income tax expense................................   $18,670   $14,784   $13,359
Effective income tax rate.........................     35.6%     36.5%     36.6%
                                                     =======   =======   =======

The decrease in effective tax rates between 1995 and 1996 was primarily due to certain nondeductible acquisition expenses recorded in 1995 which had the effect of increasing that year's effective tax rate, offset in part by the continued decrease in 1996 of income from tax exempt municipal securities.

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

First Midwest and the Bank are subject to risk-based capital guidelines promulgated by their respective regulatory authority. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposure. Capital ratios in excess of the minimum required regulatory ratios must be maintained in order for financial institutions to take advantage of more favorable risk-based deposit insurance assessments and to receive favorable regulatory treatment incident to acquisition and other expansion activities.

Table 16 compares First Midwest's capital structure to the minimum capital ratios required by its primary regulator, the Federal Reserve Board ("FRB"). Also provided is a comparison of the capital ratios of the Bank to the rates required by its primary regulator, the Office of the Comptroller of the Currency ("OCC"). Both First Midwest and the Bank are subject to the minimum capital ratios defined by banking regulators pursuant to the FDIC Improvement Act ("FDICIA") and have capital measurements well in excess of the minimums required by their respective bank regulatory agencies to be considered "well capitalized" which is the highest capital of category established under the FDICIA.

                                   Table 16
                        Capital Measurements - FRB/OCC

                                              First Midwest  Bancorp, Inc.              First Midwest Bank, N.A
                                           ----------------------------------       --------------------------------
                                               December 31,          Minimum           December 31,          Minimum       Well-
                                           -------------------       Required       ------------------      Required     Capitalized
                                            1996         1995          FRB           1996        1995          OCC         FDICIA
                                           ------       ------       --------       ------      ------      --------     -----------
Tier 1 capital to
  risk-adjusted assets...............      10.56%       10.71%         4.00%         9.11%       8.90%        4.00%         6.00%
Total capital to
  risk-adjusted assets...............      11.81%       11.96%         8.00%        10.36%      10.15%        8.00%        10.00%
Leverage ratio.......................       8.16%        7.28%         3.00%         7.01%       6.56%        3.00%         5.00%
                                           ======       ======         =====        ======      ======        =====        ======

First Midwest believes that it has a responsibility to reward its stockholders with a meaningful current return on their investment and, as part of the Company's dividend policy, the Board of Directors reviews its dividend payout ratio periodically to ensure that it is consistent with internal capital guidelines and industry standards. As a result of improved performance from operations as well as First Midwest's future prospects, the Board of Directors has increased the quarterly dividend five times during the last four years including twice in 1996. Additionally, at its November 1996 meeting, the Board also declared a 5-for-4 stock split effected in the form of a stock dividend which was paid in December 1996. The following table summarizes the dividend increases declared during the years 1994 through 1996:

                                   Table 17
                          Dividend Increases Declared

                                      Quarterly Rate
         Date                           Per Share *         % Increase
        --------------------      --------------------     -------------
         November 1996                    $.20                  18%
         February 1996                    $.17                  13%
         February 1995                    $.15                  15%
         February 1994                    $.13                  13%

         *Adjusted for the 5-for-4 stock split paid in December 1996

On November 13, 1996, First Midwest's Board of Directors authorized the repurchase of up to 900,000 shares of its common stock on the open market or in private transactions. The repurchased shares will be reserved for future issuance in conjunction with First Midwest's dividend reinvestment plan, qualified and nonqualified retirement plans and stock option plans, as well as for other general corporate purposes. First Midwest repurchased the following treasury shares during 1994 through 1996 under the repurchase programs authorized during such periods:

                                   Table 18
                           Treasury Stock Purchases

                                         First Midwest
                                        Shares Purchased
                                       ------------------
                                         #           $
                                       -------    -------
                      1996             312,449    $10,829
                      1995              17,996        398
                      1994             201,704    $ 4,043
                                       =======    =======

First Midwest has reissued shares held in treasury to fund various retirement and other plans totaling 237,447 in 1996, 273,933 in 1995 and 178,198 in 1994.

INVESTMENT MANAGEMENT

Securities Portfolios

The investment portfolio is managed to maximize the return on invested funds within acceptable risk guidelines, to meet pledging requirements and to adjust balance sheet rate sensitivity to insulate net interest income against the impact of changes in interest rate movements.

Securities which First Midwest believes could be sold prior to maturity in order to manage interest rate, prepayment or liquidity risk are classified as securities available for sale and are carried at fair market value. Unrealized gains and losses on this portfolio segment are reported on an after-tax basis as a separate component of stockholders' equity.

Securities which First Midwest has the ability and intent to hold until maturity are classified as securities held to maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. First Midwest has no trading account securities.

Securities Available for Sale - At December 31, 1996, an after-tax net unrealized net loss on the securities available for sale portfolio in the amount of $540 was included as a component of stockholders' equity, decreasing book value per share by $.03. This compares to an after-tax net unrealized gain on such portfolio of $486 as of the prior year end, increasing book value per share by $.04. The unrealized net appreciation and depreciation on this portfolio represents the difference, net of taxes, between the aggregate cost and market value of the portfolio. As evidenced by the change from December 31, 1995 to 1996, this balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate market value of this portfolio.

In December 1995, First Midwest reclassified securities from the held-to-maturity portfolio to the available for sale portfolio. Approximately $93,000 of the total $181,000 reclassification was made as a result of the acquisition of Citizens Federal, conforming the securities acquired to First Midwest's interest rate and credit risk policies. The remainder of the reclassification, totaling $88,000, was made pursuant to the Financial Accounting Standards Board's ("FASB") pronouncement that allowed entities to reassess the appropriateness of the classification of all securities. During the redesignation period allowed by the pronouncement, from November 15, 1995 to year end 1995, institutions were allowed to reassess the designations of all securities as of a single date and account for any resulting redesignations at fair value. Additional information with respect to the one time redesignation recorded by First Midwest is provided in Note 5 to the Consolidated Financial Statements, located on page 45.

During 1996, as further discussed in the "Loan Portfolio and Credit Quality" section on page 29, First Midwest securitized approximately $140,000 in 1-4 family residential real estate loans and transferred the resulting mortgage backed securities to the securities available for sale portfolio. Notwithstanding this addition to that segment of the portfolio, mortgage backed securities decreased to $347,010 at December 31, 1996 from $369,516 at year end 1995. Furthermore, U.S. Treasury securities similarly decreased to $65,904 at December 31, 1996 from $189,657 at year end 1995. Reinvestment of a portion of the proceeds from the liquidation of these two segments of the portfolio was reinvested in the U.S. Agencies portfolio which increased to $355,571 at December 31, 1996 from $266,857 at year end 1995. In addition to the increase in the U.S. Agency securities portfolio, the balance of the proceeds from the sales of U.S. Treasury and mortgaged backed securities was used to reduce First Midwest's more expensive, wholesale funding as discussed under the "Management of Net Interest Margin" section on page 14.

The maturity distribution and average yields, on a tax equivalent basis, of the major classification of the securities available for sale portfolio at December 31, 1996 are presented in Table 19.

                                    Table 19
                         Securities Available for Sale
                   Maturity Distribution and Portfolio Yields


                                                                      December 31, 1996
                             -------------------------------------------------------------------------------------------
                                  One year or less             One year to five years        Five years to ten years
                             ---------------------------   -----------------------------  ------------------------------
                              Market   Amortized   Yield    Market    Amortized   Yield    Market    Amortized   Yield
                              Value      Cost       (%)      Value      Cost       (%)      Value      Cost       (%)
                             --------  ---------  -------  ---------  ---------  -------  ---------  ---------  -------
U.S. Treasury securities...  $   ---     $   ---    ---    $ 65,904    $ 65,592   6.10    $    ---    $    ---    ---
U.S. Agency securities.....   95,029      95,034   5.53     136,461     136,766   6.16     124,081     124,691   6.40
Mortgage backed
  securities...............      ---         ---    ---         ---         ---    ---       5,487       5,446   6.08
Other securities...........    1,719       1,719   2.53         ---         ---    ---         ---         ---    ---
                             -------     -------   ----    --------    --------   ----    --------    --------   ----
  Total....................  $96,748     $96,753   5.48    $202,365    $202,358   6.14    $129,568    $130,137   6.39
                             =======     =======   ====    ========    ========   ====    ========    ========   ====
Market value as a percent
  of amortized cost........   99.99%                        100.00%                         99.56%
                             =======                       ========                       ========

                                              December 31, 1996
                             -----------------------------------------------------------
                                  After ten years                      Total
                             ---------------------------   -----------------------------
                              Market   Amortized   Yield    Market    Amortized   Yield
                              Value      Cost       (%)      Value      Cost       (%)
                             --------  ---------  -------  ---------  ---------  -------
U.S. Treasury securities...  $    ---       ---      ---    $ 65,904   $ 65,592   6.10
U.S. Agency securities.....       ---       ---      ---     355,571    356,491   6.08
Mortgage backed
  securities...............   341,523   341,841      7.01    347,010    347,287   6.99
Other securities...........        52        52      2.65      1,771      1,771   2.53
                             --------  --------      ----   --------   --------   ----
  Total....................  $341,575  $341,893      7.01   $770,256   $771,141   6.48
                             ========  ========      ====   ========   ========   ====
Market value as a percent
  of amortized cost........    99.91%                         99.88%
                             ========                       ========


The maturity distributions of mortgaged-backed securities in Table 19 are based upon the contractual maturities of such securities. The mortgaged-backed securities portfolio consists primarily of variable rate securities, including collateralized mortgage obligation bonds, as further discussed below. Actual maturities of the securities in Table 19 may differ from that reflected in the table due to securities with call features which are assumed to be held to contractual maturity for maturity distribution purposes.

Mortgage-backed securities in the above table having a market value of $347,010 include approximately $227,000 in Collateralized Mortgage Obligation bonds ("CMOs"). Interest rates on these CMOs reset monthly and are indexed to one month LIBOR, plus a spread of approximately 115 basis points. These CMOs are subject to lifetime interest rate caps which represent ceilings set on the interest coupons of the securities. Of the total of approximately $227,000 in securities, $4,500 have a 10% cap, $25,700 have a 9.5% cap, and the remaining approximate $196,800 have a 9% cap. The effect of the 10% and 9.5% caps are that one-month LIBOR (the interest rate to which the securities are indexed) can increase by approximately 341 and 290 basis points, respectively, from its December 31, 1996 level of 5.4375% before the interest earned on these CMOs is capped out. Similarly, the 9.0% cap would require an increase in one-month LIBOR of 231 basis points from the December 31, 1996 level before interest earned on the CMOs is capped out.

Securities Held to Maturity - The maturity distribution and average yields, on a tax equivalent basis, of the major classifications of the securities held to maturity portfolio as of December 31, 1996 are presented below.

                                                        Table 20
                                               Securities Held to Maturity
                                       Maturity Distribution and Portfolio Yields

                                                                      December 31, 1996
                             -------------------------------------------------------------------------------------------
                                  One year or less             One year to five years        Five years to ten years
                             ---------------------------   -----------------------------  ------------------------------
                              Market   Amortized   Yield    Market    Amortized   Yield    Market    Amortized   Yield
                              Value      Cost       (%)      Value      Cost       (%)      Value      Cost       (%)
                             --------  ---------  -------  ---------  ---------  -------  ---------  ---------  -------
U.S. Treasury securities... $   625      $  625      5.71   $   304      $  304   6.35    $   ---      $  ---      ---
State and..................
  municipal securities*....   2,797       2,785      5.15     2,261       2,230   5.45      1,614       1,591     5.96
Other securities...........     152         150      8.13       152         151   7.19        ---                  ---
                            -------      ------      ----   -------      ------   ----    -------                 ----
  Total.................... $ 3,574      $3,560      5.37   $ 2,717      $2,685   5.65    $ 1,614      $1,591     5.96
                            =======      ======      ====   =======      ======   ====    =======   =========     ====
Market value as a percent
  of amortized cost........ 100.39%                         101.19%                       101.45%
                            =======                         =======                       =======

                                               December 31, 1996
                             -----------------------------------------------------------
                                  After ten years                      Total
                             ---------------------------   -----------------------------
                              Market   Amortized   Yield    Market    Amortized   Yield
                              Value      Cost       (%)      Value      Cost       (%)
                             --------  ---------  -------  ---------  ---------  -------
U.S. Treasury securities...      ---         ---     ---     $   929    $   929    5.92
State and
  municipal securities*....    2,567       2,529     6.32      9,239      9,135    5.69
Other securities...........   10,984      10,971     5.86     11,288     11,272    5.91
                             -------    --------     ----    -------    -------
  Total....................  $13,551     $13,500     5.94    $21,456    $21,336    5.81
                             =======     =======     ====    =======    =======    ====

Market value as a percent
  of amortized cost........  100.38%                         100.56%
                             =======                         =======


* Yields on state and municipal securities are reflected on a tax equivalent basis.

Securities Gains, Net - Net gains decreased in 1996 to $623 as compared to $2,937 in 1995 and $1,700 in 1994. Of the 1996 gains, approximately $200 resulted from the sale of certain equity securities acquired in conjunction with the Citizens Federal acquisition, with the remaining $423 occurring primarily in the second quarter of 1996 resulting from the sale of mortgage-backed securities with short remaining maturities of less than one year. All security sales resulted from transactions in the available for sale portfolio.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Loans represent the principal source of revenue to First Midwest because, as a group, they are the highest yielding asset on the balance sheet. The corollary to generating higher yields, however, is the assumption of the credit risk associated with the loan portfolio. Among the ways in which credit risk is controlled is through diversification of the loan portfolio and the limitation of the amount of loans extended to any one industry or group of borrowers.

Over the past several years, First Midwest has migrated toward a loan portfolio that it has attempted to distribute approximately evenly among the categories of commercial, consumer, and real estate, both commercial and residential. This type of diversification spreads the risk and reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries and is in marked contrast to First Midwest's portfolio structure in the late 1980's and early 1990's when commercial and industrial loans and commercial mortgages dominated the portfolio. Furthermore, this migration has resulted in a heavier emphasis on consumer lending over the last three years.

It is First Midwest's policy to concentrate its lending activity in the geographic market areas it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are gathered in the same market areas. As a result, First Midwest had no significant concentrations of loans to any single industry or consequential out-of-market loans at December 31, 1996. First Midwest does not engage in lending to foreign countries or foreign entities.

The following table summarizes the total loans outstanding, and their percent of the loan portfolio, for the periods 1992 through 1996:

                                   Table 21
                                  Loan Growth

                                                                         December 31,
                              --------------------------------------------------------------------------------------------------
                                 % of      % of      % of      % of      % of
                                 1996      Total     1995      Total     1994      Total     1993      Total     1992      Total
                              -----------  -----  -----------  -----  -----------  -----  -----------  -----  -----------  -----
Commercial and industrial...  $  571,181    27.4  $  567,315    27.2  $  461,970    24.4  $  427,603    25.2  $  409,611    26.2
Agricultural................      48,461     2.3      34,297     1.6      35,535     1.9      32,034     1.9      30,181     1.9
Consumer....................     649,256    31.1     568,453    27.3     546,893    28.8     435,404    25.6     342,767    21.9
Real estate - 1-4 family....     189,000     9.1     325,056    15.6     272,755    14.4     282,847    16.6     267,425    17.1
Real estate - commercial....     494,835    23.7     479,573    23.0     496,859    26.2     431,803    25.4     414,697    26.5
Real estate - construction..     122,504     5.9      96,738     4.6      69,912     3.7      76,271     4.5      79,783     5.1
Other.......................      10,040     0.5      14,172     0.7      13,012     0.6      13,103     0.8      20,057     1.3
                              ----------   -----  ----------   -----  ----------   -----  ----------   -----  ----------   -----
 Total......................  $2,085,277   100.0  $2,085,604   100.0  $1,896,936   100.0  $1,699,065   100.0  $1,564,521   100.0
                              ==========   =====  ==========   =====  ==========   =====  ==========   =====  ==========   =====

Annual growth rate..........    (0.0)%               9.9%               11.6%                8.6%                5.1%
                              ==========          ==========          ==========          ==========          ==========

Although total loans remained level at year end 1996 from the prior year, certain dynamics occurred during 1996 that had a significant impact on the loan portfolio. At the end of the first quarter of 1996, approximately $140,000 in 1-4 family residential real estate loans were securitized and transferred to the securities available for sale portfolio. Additionally, during the fourth quarter of 1996, a $66,000 loan portfolio was acquired consisting of prime quality new automobile loans to customers in First Midwest's primary market of metro Chicago. This portfolio purchase expanded customer relationships by approximately seven thousand new households while increasing auto loan outstandings to approximately $450,000. Factoring out the first quarter's loan securitization, total loans outstanding increased by approximately $139,000 or 6.7% over year end 1995.

Commercial and industrial loans increased by .7% or $3,866 in 1996. This category of loans is diversified from an industry standpoint and includes loans extended to manufacturing, retailing and other service businesses. Consistent with First Midwest's emphasis upon relationship banking, most of these credits represent core, multi-relationship customers that also maintain deposit relationships and utilize other First Midwest banking services, such as cash management services.

Consumer loans consist of loans made directly to individuals for various personal purposes as well as indirect installment loans represented mainly by automobile financing loans purchased from dealerships in First Midwest's primary markets. The following table summarizes consumer loans at December 31, 1996 and 1995:

                                   Table 22
                                Consumer Loans


                                                  December 31,
                                             ---------------------

     Consumer Loan Type                        1996        1995
     ---------------------------             ---------   ---------
     Direct home equity loans               $ 157,174   $ 145,127
     Other direct installment loans            78,402     112,751
     Indirect installment loans               413,680     310,575
                                             ---------   ---------
     Total                                  $ 649,256   $ 568,453
                                             =========   =========

Other direct installment loans decreased in 1996 as compared to 1995 as demand for this form of consumer lending has continued to decrease as a result of the elimination of the tax deductibility of personal interest expense. Indirect installment loans increased in 1996 due to the purchase of $66,000 of prime whole automobile loans in the fourth quarter of 1996 as discussed above. This category includes no sub-prime loans.

Real estate 1-4 family loans decreased by 41.9%, or $136,056, in 1996 due to the $140,000 loan securitization. Residential real estate 1-4 family loans are comprised of primarily owner-occupied residential properties. Commercial real estate loans, totaling $494,835 represent multi-unit residential mortgages and commercial real estate mortgages, many housing the operations of the borrower's business.

In addition to the real estate 1-4 family loans generated for its own portfolio, as reflected in Table 21, First Midwest also conducts a substantial residential real estate mortgage loan origination, sales and servicing operation through its mortgage banking subsidiary. In 1996 First Midwest originated in its primary markets approximately $178,000 in real estate mortgage loans. Sales of loans to the Federal Home Loan Mortgage Corporation and other public and private investors totaled approximately $146,000, representing 82% of such loans originated in 1996. This represents a decrease from the $197,000 in residential real estate mortgage loans originated in 1995, but an increase from the $102,000 in sales into the secondary market in 1995. First Midwest's strategy has been to originate and retain in its portfolio adjustable-rate mortgages while selling fixed-rate mortgages to third party investors, retaining the servicing rights thereon. This line of business, along with the attendant servicing operations, is further described in the "Noninterest Income" section of Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 20.

Real estate construction loans, which increased by 26.6% or $25,766 in 1996, consist primarily of single-family and multi-family residential projects located in the primary market areas of First Midwest's banking offices. Real estate construction loans are a very profitable line of lending for First Midwest due to the higher level of interest rates and fees earned on such loans as compared to other loan categories and the favorable loss experience on these loans. First Midwest closely monitors its extension of credit to customers in this loan category in order to limit its exposure to construction projects.

Maturity and Interest Rate Sensitivity of Loans

The following table summarizes the maturity distribution of First Midwest's commercial and industrial, agricultural and real estate construction loan portfolios as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year:


                                   Table 23
         Maturities and Rate Sensitivity to Changes in Interest Rates

                                               Due in      Due after 1
                                               1 year      year through    Due after
At December 31, 1996                           or less       5 years        5 years      Total
--------------------                          ---------    ------------    ---------    --------
Commercial, industrial and agricultural..     $ 373,771     $ 222,716       $ 23,155    $619,642
Real estate - construction...............        96,651        25,853            ---     122,504
                                              =========     =========       ========    ========

                      Interest Rate Sensitivity of Loans
                            Maturing in Over 1 Year

At December 31, 1996                                  Fixed Rate  Floating Rate
-----------------------------------------             ----------  -------------

Commercial, industrial and agricultural..              $ 150,803       $ 95,068
Real estate - construction...............                  2,272         23,581
                                                       ---------       --------
  Total..................................              $ 153,075       $118,649
                                                       =========       ========

Provision and Reserve for Loan Losses

The provision for loan losses is the annual cost of providing a reserve for anticipated future loan losses. As shown in Table 23, the provision charged to operating expense decreased in 1996 and totaled $7,469 as compared to $11,334 in 1995 and $8,543 in 1994. In 1996, total loans charged off, net of recoveries, totaled $6,515, or .32% of average loans as compared to $7,294, or .37% in 1995 and $6,145, or .35% in 1994.

The provision for loan losses charged to operating expense in any given year is dependent upon many factors, including loan growth and changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values, and Management's assessment of current and prospective economic conditions in First Midwest's primary market areas. In 1996, First Midwest provided for net charge-offs as well as a special, one-time provision of $927 to establish a reserve for the $66,000 whole loan portfolio purchased. This represented a reduction of $3,865 from 1995 when First Midwest provided not only for net charge-offs but also incurred special provisions of $1,400 to increase the reserve for loan losses to a level approximating peers in the third quarter of 1995 and $548 to conform Citizens Federal's credit policies to First Midwest's upon consummation of that acquisition in the fourth quarter of 1995. As a result of such provisioning, at December 31, 1996, the reserve for loan losses totaled $30,148, or 1.45% of loans as compared to $29,194, or 1.40% at year-end 1995 and $25,154, or 1.33% of loans at year-end 1994.

The reserve for loan losses is maintained at a level which is considered adequate in relation to the risk of future losses within the loan portfolio and is comprised of allocations for specific impaired loans, allocations for categories of loans and unallocated reserves. The portion of the reserve applicable to impaired loans is discussed in Note 7 to the Consolidated Financial Statements located on page 47. The allocation for categories of loans represents Management's judgment as to potential loss exposure based on both actual loan losses experienced by loan category over the preceding three years as well as the results of independent loan ratings and credit reviews performed.

The unallocated portion of the reserve is that part that is not specifically allocated to a particular impaired loan nor allocated to a general loan category. The unallocated portion of the reserve for loan loss increased to $21,625, or 71.7% of the total reserve in 1996, from $18,503, or 63.4% at year-end 1995 and $10,477, or 41.7% at year-end 1994. Although the allocation of the reserve for loan losses is an important tool in credit management, the reserve is available in its entirety to absorb losses that may be experienced in any particular loan category.

Table 24 provides a detailed analysis of the reserve for loan losses for the years 1992 through 1996.


                                                             Table 24
                                            Analysis of the Reserve for Loan Losses and
                                                  Summary of Loan Loss Experience


                                                                         Years ended December 31,
                                                               -----------------------------------------------------
                                                                  1996       1995       1994       1993       1992
                                                               ---------  ---------  ---------  ---------  ---------
Balance at beginning of year.................................  $ 29,194   $ 25,154   $ 22,756   $ 22,454   $ 21,759
 Loans charged-off...........................................   ( 9,210)   (10,018)    (8,494)   (13,715)   (16,429)
 Recoveries on loans previously charged-off..................     2,695      2,724      2,349      2,520      1,516
                                                               --------   --------   --------   --------   --------
 Net charge-offs.............................................    (6,515)    (7,294)    (6,145)   (11,195)   (14,913)
 Provisions charged to operating expense.....................     7,469     11,334      8,543     11,497     15,608
                                                               --------   --------   --------   --------   --------
Balance at end of year.......................................  $ 30,148   $ 29,194   $ 25,154   $ 22,756   $ 22,454
                                                               ========   ========   ========   ========   ========

Allocation of the reserve for loan losses by loan category:
 Commercial and industrial...................................  $  2,757   $  4,513   $  5,594   $  6,767   $ 11,344
 Agricultural................................................       115        121        492         78        147
 Consumer....................................................     3,669      3,583      4,768      3,979      2,699
 Real estate - mortgage......................................     1,422      1,797      3,042      2,137      4,022
 Real estate - construction..................................       290        508        231        460        869
 Other.......................................................       270        169        550        340        277
 Unallocated.................................................    21,625     18,503     10,477      8,995      3,096
                                                               --------   --------   --------   --------   --------
   Total.....................................................  $ 30,148   $ 29,194   $ 25,154   $ 22,756   $ 22,454
                                                               ========   ========   ========   ========   ========

Reserve as a % of loans at year-end..........................      1.45%      1.40%      1.33%      1.34%      1.44%
                                                                   ====       ====       ====       ====       ====
Commercial and industrial loans:
 Charge-offs.................................................  $  2,524   $  4,132   $  5,098   $  9,023   $ 13,148
 Recoveries..................................................       603      1,022      1,261      1,256        691
                                                               --------   --------   --------   --------   --------
   Net charge-offs...........................................  $  1,921   $  3,110   $  3,837   $  7,767   $ 12,457
                                                               --------   --------   --------   --------   --------
Agricultural loans:
 Charge-offs.................................................  $      1   $    ---   $     74   $     95   $     64
 Recoveries..................................................        --         38         13          4         29
                                                               --------   --------   --------   --------   --------
   Net charge-offs...........................................  $      1   $    (38)  $     61   $     91   $     35
                                                               --------   --------   --------   --------   --------
Consumer loans:
 Charge-offs.................................................  $  6,071   $  4,753   $  2,073   $  2,373   $  2,037
 Recoveries..................................................     2,009      1,605        832        752        661
                                                               --------   --------   --------   --------   --------
   Net charge-offs...........................................  $  4,062   $  3,148   $  1,241   $  1,621   $  1,376
                                                               --------   --------   --------   --------   --------
Real estate - mortgage loans:
 Charge-offs.................................................  $    168   $  1,005   $  1,092   $  1,709   $    922
 Recoveries..................................................        36        ---        139        454        101
                                                               --------   --------   --------   --------   --------
   Net charge-offs...........................................  $    132   $  1,005   $    953   $  1,255   $    821
                                                               --------   --------   --------   --------   --------
Real estate - construction loans:
 Charge-offs.................................................  $     --   $     --   $     --   $    320   $      2
 Recoveries..................................................        --         47         73         --         --
                                                               --------   --------   --------   --------   --------
   Net charge-offs...........................................  $     --   $    (47)  $    (73)  $    320   $      2
                                                               --------   --------   --------   --------   --------
Other loans:
 Charge-offs.................................................  $    446   $    128   $    157   $    195   $    256
 Recoveries..................................................        47         12         31         54         34
                                                               --------   --------   --------   --------   --------
   Net charge-offs...........................................  $    399   $    116   $    126   $    141   $    222
                                                               --------   --------   --------   --------   --------
Total loans:
 Charge-offs.................................................  $  9,210   $ 10,018   $  8,494   $ 13,715   $ 16,429
 Recoveries..................................................     2,695      2,724      2,349      2,520      1,516
                                                               --------   --------   --------   --------   --------
   Net charge-offs...........................................  $  6,515   $  7,294   $  6,145   $ 11,195   $ 14,913
                                                               ========   ========   ========   ========   ========
Ratio of net charge-offs to average loans
 outstanding for the period..................................      0.32%      0.37%      0.35%      0.69%      0.99%
                                                                   ====       ====       ====       ====       ====

Of the $6,515 in net charge offs in 1996, $4,062 were in the consumer loans category with the balance represented primarily by commercial and industrial loans. Consumer loans are generally charged off after a loan has been delinquent for 120 days or more in accordance with regulatory guidelines. The increase in consumer loan charge offs in 1996, as compared to 1995, is primarily attributable to approximately $300 in loans charged off as a result of the review of the Citizens Federal consumer loan portfolio during 1996, after the acquisition of Citizens Federal was consummated.

Nonperforming Loans and Assets

Nonperforming assets consist of nonaccrual loans, restructured loans and real estate owned or in the process of foreclosure. Past due loans are loans which are delinquent 90 days or more and are still accruing interest. It is First Midwest's policy to discontinue the accrual of interest income on any loan when there is reasonable doubt as to the timely collectability of interest or principal. Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer any reasonable doubt as to such timely collectability.

The following table summarizes nonperforming assets and past due loans for the past five years as well as certain information relating to interest income on nonaccrual and restructured loans outstanding during 1996:

                                   Table 25
              Analysis of Nonperforming Assets and Past Due Loans

                                                                December 31,
                                            ---------------------------------------------------
                                             1996       1995       1994       1993       1992
                                            -------    -------    -------    -------    -------
Nonaccrual loans........................... $10,448    $11,219    $10,307    $ 7,614    $ 8,495
Restructured loans.........................      --      7,917      8,317        997      4,071
                                            -------    -------    -------    -------    -------
  Total nonperforming loans................  10,448     19,136     18,624      8,611     12,566
Foreclosed real estate.....................   5,811      4,752     10,441     16,933     27,350
                                            -------    -------    -------    -------    -------
  Total nonperforming assets............... $16,259    $23,888    $29,065    $25,544    $39,916
                                            =======    =======    =======    =======    =======
Past due loans............................. $ 3,982    $ 3,626    $ 3,979    $ 6,025    $ 7,403
                                            =======    =======    =======    =======    =======
Nonperforming loans to total loans.........    0.50%      0.92%      0.98%      0.51%      0.80%
                                            =======    =======    =======    =======    =======
Nonperforming assets to total loan
  plus foreclosed real estate..............    0.78%      1.14%      1.52%      1.49%      2.51%
                                            =======    =======    =======    =======    =======
Nonperforming assets to total assets.......    0.52%      0.74%      0.94%      0.89%      1.59%
                                            =======    =======    =======    =======    =======

The effect of nonaccrual and restructured loans on interest income for 1996 is presented below:

                                                                           1996
                                                                          ------
Interest which would have been included at the original contract rates..  $1,166
Interest included in income during the year.............................     343
                                                                          ------
Interest income not recognized.........................................   $  823
                                                                          ======

Nonperforming loans totaled $10,448 at year-end 1996 as compared to $19,136 at year-end 1995, decreasing as a percentage of total loans to .50% in 1996 from
 .92% in 1995. Certain loans made to related borrowers that were classified as restructured in both 1994 and 1995 were transferred to performing status in December 1996 as a result of such loans having performed in compliance with all contractual terms since their restructuring in December 1994. Foreclosed real estate increased to $5,811 at year end 1996 from $4,752 at year end 1995. In total, nonperforming assets were $16,259 or .78% of loans plus foreclosed real estate at year-end 1996, decreasing significantly from $23,888, or 1.14% of loans plus foreclosed real estate at year-end 1995. The $10,448 in nonaccrual loans at year end 1996 is comprised of approximately $6,400 in commercial and industrial loans, $3,200 in real estate mortgage loans and $800 in consumer loans. The foreclosed real estate category was comprised of $167 in single-family residences, $4,591, in commercial properties and $1,053 in land. During 1996 foreclosed real estate increased by $1,059. This increase was due to additions of $4,684, net of carrying value writedowns of $77, and sales of properties of $3,548.

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

In addition to the loans summarized in Table 25, the Securities and Exchange Commission Industry Guide requires that certain other loans in the portfolio which First Midwest is monitoring, but where existing conditions do not warrant classification as nonaccrual or restructured, be disclosed. These loans, which totaled $31,785 at December 31, 1996, as compared to $22,595 at year-end 1995, continue to accrue interest and are specifically considered in the evaluation of the adequacy of the reserve for loan losses.

First Midwest's discussion of FASB Statements No. 114 and No. 118 and the disclosure with respect to impaired loans is contained in Notes 1 and 7 to the Consolidated Financial Statements, beginning on pages 40 and 47, respectively.

QUARTERLY REVIEW - FOURTH QUARTER 1996 vs. 1995

Table 26 summarizes First Midwest's quarterly earnings performance for 1996 and 1995:

                                                                          Table 26
                                                               Quarterly Earnings Performance

------------------------------------------------------------------------------------------------------------------------------------
                                                       1996 Quarters                                  1995 Quarters
------------------------------------------------------------------------------------------------------------------------------------
                                         Fourth      Third       Second      First      Fourth       Third        Second      First
------------------------------------------------------------------------------------------------------------------------------------
Net interest income................... $ 31,451    $ 31,371     $ 30,526   $ 29,400    $ 30,280     $ 29,593     $ 29,469   $ 29,225
Provision for loan losses.............    3,281       1,561        1,767        859       3,331        3,811        2,544      1,648
Noninterest income....................    9,391       7,641        7,492      6,910       8,720        7,197        8,511      6,407
Special nonrecurring items............       --         611           --       (324)      4,339         (810)          --         --
Noninterest expense...................   23,377      23,986       23,201     23,477      23,933       21,978       24,533     23,626
Income tax expense....................    5,212       4,252        4,833      4,373       3,029        4,239        3,866      3,650
Net income............................ $  8,972    $  8,602     $  8,217   $  7,925     $ 4,368     $  7,572     $  7,037   $  6,708
Net income before special
  nonrecurring items.................. $  8,972    $  8,572     $  8,217   $  7,727     $ 8,038     $  7,078     $  7,037   $  6,708
Net income per share.................. $   0.53    $   0.50     $   0.48   $   0.46     $  0.25     $   0.45     $   0.42   $   0.39
Net income per share before special
  nonrecurring items.................. $   0.53    $   0.50 (1) $   0.48   $   0.45 (2) $  0.47 (3) $   0.42 (4) $   0.42   $   0.39
------------------------------------------------------------------------------------------------------------------------------------
Return on average equity (5)..........   13.58%      13.39%       13.03%     12.66%       6.97%       12.51%       12.28%     12.67%
Return on average equity before                                                                                               12.67%
  special nonrecurring items (5).......  13.58%      13.34%       13.03%     12.35%      12.83%       11.69% (4)   12.28%      0.89%
Return on average assets (5)...........   1.16%       1.11%        1.06%      1.02%       0.53%        0.93%        0.89%
Return on average assets
  before special nonrecurring                                                                                                  0.89%
  items (5)............................   1.16%       1.10% (1)    1.06%      0.99% (2)   0.98% (3)    0.87% (4)    0.89%      4.18%
Net interest margin - tax equivalent
  (5)..................................   4.43%       4.43%        4.33%      4.13%       4.01%        3.95%        4.06%
------------------------------------------------------------------------------------------------------------------------------------

Special nonrecurring items:

(1) Excludes one time SAIF assessment of $962, after tax, net of an acquisition credit of $992, after tax, with no change per share.
(2) Excludes an acquisition credit of $198, after tax, or $.01 per share.
(3) Excludes acquisition related expenses and provisions for loan losses of $3,670, after tax, or $.22 per share.
(4) Excludes restructure credit of $494, after tax, or $.03 per share.
(5) Ratios are presented on an annualized basis.

First Midwest's net income for the fourth quarter of 1996 totaled $8,972 or $.53 per share, and compares to net income before special nonrecurring items of $8,038, or $.47 per share for the fourth quarter of 1995.

Net interest income for each quarter of 1996 increased as a result of a reduction in borrowing costs attributable to reduced rates paid on deposit products and short term borrowings. This reduction was primarily due to a result of the runoff of higher rate deposits garnered in 1994 and 1995 when interest rates were peaking and planned reductions in more expensive, wholesale deposits and repurchase agreements.

The provision for loan losses for the fourth quarter of 1996 reflects the nonrecurring $927 adjustment resulting from the additional provisioning due to the purchase of $66 million in indirect auto loans.

Noninterest income increased in the 1996 quarter as a result of a $1.4 million gain recorded on the sale of mortgage servicing rights, and a general, across-the-board, improvement in service charges and fees. Noninterest expense remained level as compared to both the fourth quarter of 1995 and the third quarter of 1996.

--------------------------------------------------------------------------------

                          FORWARD LOOKING STATEMENTS

The preceding "Business", "Legal Proceeding" and "Managements Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-K contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents First Midwest's expectations and beliefs concerning future events include, without limitation, the following: the Company's efforts in retaining and expanding its customer base and differentiating it from its competition; the FDIC insurance premium assessments for the second half of 1997; the impact of the settlement proceeds from a law suit on loan loss provisioning and loan loss reserve levels going forward; the impact of its 1994 plan of restructuring on its financial performance and future growth; the impact of interest rates on its net interest income as a result of its balance sheet structure; the impact of its policy guidelines and strategies on its net interest income based on future interest rate projections; the ability to provide funding sources for both the Bank and the Parent Company; Management's assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business related risks and uncertainties effecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitations, the following: dynamics of the market served in terms of competition from traditional and nontraditional financial service providers can effect both the funding capabilities of the Company in terms of deposit garnering as well as asset generation capabilities; future legislation to combine the BIF and the SAIF, as well as future financial losses in the bank and savings and loan industries and actions by the Federal Reserve Board may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates and operational limitations; deviations from the assumptions used to evaluate the appropriate level of the reserve for loan losses as well as future purchases and sales of loans may affect the appropriate level of the reserve for loan losses and thereby affect the future levels of provisioning.

Accordingly, results actually achieved may differ materially from expected results in these statements. First Midwest does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CONDITION
             (Dollar amounts in thousands, except per share data)


                                                                                                    December 31,
                                                                                               ----------------------
                                                                                                  1996         1995
                                                                                               ----------  ----------
Assets
Cash and due from banks......................................................................  $  107,595  $  141,336
Funds sold and other short-term investments.................................................      23,076       7,927
Mortgages held for sale......................................................................      13,492      20,011
Securities available for sale, at market value...............................................     770,256     831,030
Securities held to maturity, at amortized cost (market value of $21,456 and $27,641 at
  December 31, 1996 and 1995, respectively)..................................................      21,336      27,527
Loans, net of unearned discount..............................................................   2,085,277   2,085,604
Reserve for loan losses......................................................................     (30,148)    (29,194)
                                                                                               ----------  ----------
  Net loans..................................................................................   2,055,129   2,056,410

Premises, furniture and equipment............................................................      49,354      47,108
Accrued interest receivable..................................................................      22,634      24,786
Other assets.................................................................................      56,366      51,162
                                                                                               ----------  ----------
  Total assets...............................................................................  $3,119,238  $3,207,297
                                                                                               ==========  ==========
Liabilities and Stockholders' Equity
Liabilities:
  Demand deposits............................................................................  $  349,759  $  360,895
  Savings....................................................................................     284,317     251,468
  NOW........................................................................................     282,016     262,959
  Money market deposits......................................................................     239,027     285,058
  Time deposits..............................................................................   1,105,548   1,111,678
                                                                                               ----------  ----------
    Total deposits...........................................................................   2,260,667   2,272,058

  Short-term borrowings......................................................................     493,142     649,821
  Accrued interest payable...................................................................      10,430      12,262
  Other liabilities..........................................................................      92,859      23,923
                                                                                               ----------  ----------
    Total liabilities........................................................................   2,857,098   2,958,064
                                                                                               ----------  ----------
Stockholders' equity:
  Preferred stock, no par value: 1,000,000 shares authorized, none issued....................         ---         ---
  Common stock, $.01 par value and no par value at December 31, 1996 and 1995, respectively:
  20,000,000 shares authorized; 17,509,114 shares issued; 16,906,540 and 17,099,684 shares
  outstanding at December 31, 1996 and 1995, respectively....................................         169      23,475
  Additional paid-in capital.................................................................      57,084      35,516
  Retained earnings..........................................................................     217,522     195,853
  Unrealized net appreciation (depreciation) on securities available for sale, net of tax....        (540)        486
  Less: Treasury stock, at cost - 602,574 and 409,430 shares at December 31, 1996
    and 1995, respectively...................................................................     (12,095)     (6,097)
                                                                                               ----------  ----------
    Total stockholders' equity...............................................................     262,140     249,233
                                                                                               ----------  ----------
    Total liabilities and stockholders' equity...............................................  $3,119,238  $3,207,297
                                                                                               ==========  ==========

---------------------------------
See Notes to Consolidated Financial Statements.

                          FIRST MIDWEST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (Dollar amounts in thousands, except per share data)


                                                                 Years ended December 31,
                                                          --------------------------------------
Interest Income                                               1996         1995         1994
                                                          ------------  -----------  -----------
Loans...................................................  $   180,759   $   181,865  $   150,306
Securities:
 Available for sale.....................................       51,374        44,146       42,021
 Held to maturity - taxable.............................        1,049        15,017        9,293
 Held to maturity - nontaxable..........................          718         1,669        1,967
                                                          -----------   -----------  -----------
   Total interest on securities.........................       53,141        60,832       53,281
Funds sold and other short-term investments.............        3,271         2,490        1,772
                                                          -----------   -----------  -----------
   Total interest income................................      237,171       245,187      205,359
                                                          -----------   -----------  -----------

Interest Expense
Savings deposits........................................        7,359         5,720        6,759
NOW accounts............................................        6,983         7,564        6,799
Money market deposits...................................        7,952         9,506        6,242
Time deposits...........................................       62,953        59,774       41,741
Short-term borrowings...................................       29,175        44,056       29,251
                                                          -----------   -----------  -----------
   Total interest expense...............................      114,422       126,620       90,792
                                                          -----------   -----------  -----------
   Net interest income..................................      122,749       118,567      114,567
Provision for Loan Losses...............................        7,469        11,334        8,543
                                                          -----------   -----------  -----------
   Net interest income after provision for loan losses..      115,280       107,233      106,024
                                                          -----------   -----------  -----------
Noninterest Income
Service charges on deposit accounts.....................       10,654         9,739       10,181
Trust and investment management fees....................        6,476         6,709        6,159
Other service charges, commissions and fees.............        5,958         5,479        5,316
Mortgage banking revenues...............................        5,125         3,032        2,570
Security gains, net.....................................          623         2,937        1,700
Other...................................................        2,597         2,939        2,275
                                                          -----------   -----------  -----------
   Total noninterest income.............................       31,433        30,835       28,201
                                                          -----------   -----------  -----------

Noninterest Expense
Salaries and wages......................................       40,972        40,596       39,285
Retirement and other employee benefits..................        9,378         9,891        9,963
Occupancy expense of premises...........................        6,964         6,036        5,642
Equipment expense.......................................        5,706         6,174        5,590
Computer processing expense.............................        6,384         6,336        5,095
FDIC insurance premiums.................................          461         2,745        4,738
Foreclosed real estate expense, net.....................          477         1,493        1,859
Supplies and printing...................................        2,376         2,483        2,108
Special assessment for SAIF.............................        1,603           ---          ---
Acquisition and restructure expenses....................       (1,316)        3,529        3,900
Other expenses..........................................       21,322        18,316       19,528
                                                          -----------   -----------  -----------
   Total noninterest expense............................       94,327        97,599       97,708
                                                          -----------   -----------  -----------
Income before income tax expense........................       52,386        40,469       36,517
Income tax expense......................................       18,670        14,784       13,359
                                                          -----------   -----------  -----------
 Net Income.............................................  $    33,716   $    25,685  $    23,158
                                                          ===========   ===========  ===========
 Net Income per Share...................................  $      1.97   $      1.51  $      1.37
                                                          ===========   ===========  ===========
Weighted average shares outstanding.....................   17,083,176    16,998,583   16,846,103
                                                          ===========   ===========  ===========
--------------------------------

See Notes to Consolidated Financial Statements.

                          FIRST MIDWEST BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             (Dollar amounts in thousands, except per share data)

                                                                            Unrealized Net
                                                                             Appreciation/
                                                                            (Depreciation)             Common
                                                      Additional            on Securities               Stock
                                           Common      Paid-in    Retained    Available     Treasury   Acquired
                                            Stock      Capital    Earnings    for Sale       Stock     by ESOP     Total
                                           -------     -------    --------    --------      --------   -------    --------
Balance at December 31, 1993.........      $23,475     $36,059    $166,196    $  4,346      $ (9,833)  $(425)     $219,818
Net income...........................           --          --      23,158          --            --      --        23,158
Dividends ($.544 per share)..........           --          --      (8,271)         --            --      --        (8,271)
Cash dividends paid by acquiree
  prior to combination...............           --          --        (611)         --            --      --          (611)
Adjustment of unrealized net
  depreciation on marketable
  equity securities, net of tax
  of $13,263.........................           --          --          --     (25,130)           --      --       (25,130)
Issuance of treasury stock
  to benefit plans...................           --        (434)         --          --         3,526      --          3,092
Tax benefits on stock options........           --          55          --          --            --      --            55
Purchases of treasury stock..........           --          --          --          --        (4,043)     --        (4,043)
Amortization of stock grants.........           --          --          --          --            48      --            48
Payment on ESOP loan.................           --          --          --          --            --      50            50
                                           -------     -------    --------    --------      --------   -----      --------
Balance at December 31, 1994.........       23,475      35,680     180,472     (20,784)      (10,302)   (375)      208,166

Net income...........................           --          --      25,685          --            --      --        25,685
Dividends ($.608 per share)..........           --          --      (9,362)         --            --      --        (9,362)
Cash dividends paid by acquiree
  prior to combination...............           --          --        (942)         --            --      --          (942)
Adjustment of unrealized net
  appreciation on securities
  available for sale, net of tax
  of $13,558.........................           --          --          --      21,270            --      --        21,270
Issuance of treasury stock to
  benefit plans......................           --        (429)         --          --         1,785      --         1,356
Tax benefits on stock options........           --         289          --          --            --      --           289
Sale of treasury stock...............           --          --          --          --         2,697      --         2,697
Purchase of treasury stock...........           --         (24)         --          --          (374)     --          (398)
Amortization of stock grants.........           --          --          --          --            97      --            97
Payment on ESOP loan.................           --          --          --          --            --     375           375
                                           -------     -------    --------    --------      --------   -----      --------
Balance at December 31, 1995.........       23,475      35,516     195,853         486        (6,097)     --       249,233

Net income...........................           --          --      33,716          --            --      --        33,716
Dividends ($.704 per share)..........           --          --     (12,047)         --            --      --       (12,047)
Adjustment of unrealized net
  appreciation on securities
  available for sale, net of tax
  of $656............................           --          --          --      (1,026)           --      --        (1,026)
Issuance of treasury stock to
  benefit plans......................           --      (2,415)         --          --         4,831      --         2,416
Tax benefits on stock options........           --         677          --          --            --      --           677
Reclassification due to setting par
  value per common share at $.01.....      (23,306)     23,306          --          --            --      --            --
Purchases of treasury stock..........           --          --          --          --       (10,829)     --       (10,829)
                                           -------     -------    --------    --------      --------   -----      --------

Balance at December 31, 1996.........      $   169     $57,084    $217,522    $   (540)     $(12,095)  $  --      $262,140
                                           =======     =======    ========    ========      ========   =====      ========

-----------------

See Notes to Consolidated Financial Statements.

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                                                                Years ended December 31,
                                                                                        ------------------------------------------
Operating Activities                                                                       1996            1995            1994
                                                                                        ----------      ----------      ----------
Net income............................................................................  $   33,716      $   25,685      $   23,158
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses. .........................................................       7,469          11,334           8,543
  Provision for depreciation and amortization.........................................       6,073           5,903           5,156
  Net premium accretion of securities.................................................      (2,406)           (902)           (906)
  Net gains on securities available for sale transactions.............................        (603)         (2,936)         (1,678)
  Net gains on securities held to maturity transactions...............................         (20)             (1)            (21)
  Net (gains) losses on sales of premises, furniture and equipment....................        (143)           (129)           (208)
  Net pension cost (income)...........................................................         121              (5)            145
  Net increase (decrease) in deferred income taxes....................................       2,597          (2,802)         (1,342)
  Net amortization of purchase accounting adjustments, goodwill and other intangibles.       1,861           1,470           1,328
Changes in operating assets and liabilities:
  Net (increase) decrease in loans held for sale......................................       6,519         (15,158)          6,214
  Net (increase) decrease in accrued interest receivable..............................       2,152          (5,294)         (2,521)
  Net (increase) decrease in other assets.............................................      (6,019)         (1,728)         (6,794)
  Net increase (decrease) in accrued interest payable.................................      (1,832)          2,090           1,980
  Net increase in other liabilities due to loan purchase principal and interest
     settlement.......................................................................      66,570             ---             ---
  Net increase (decrease) in other liabilities........................................          18           4,901            (195)
                                                                                        ----------      ----------      ----------
     Net cash provided by operating activities........................................     116,073          22,428          32,859
                                                                                        ----------      ----------      ----------

Investing Activities
Securities available for sale:
  Proceeds from sales.................................................................   1,122,077         583,279         208,772
  Proceeds from maturities and paydowns...............................................     312,892         186,772         163,368
  Purchases...........................................................................  (1,231,315)       (686,686)       (340,983)
Securities held to maturity:
  Proceeds from sales.................................................................         987             ---          41,722
  Proceeds from maturities and paydowns...............................................       7,891         236,480          81,320
  Purchases...........................................................................      (2,634)       (177,019)       (187,834)
Loans made to customers, net of principal collected...................................    (152,016)       (198,106)       (222,334)
Proceeds from sales of foreclosed real estate.........................................       3,278           7,065          13,523
Proceeds from sales of premises, furniture and equipment..............................         251             176             717
Purchases of premises, furniture and equipment........................................      (8,223)        (10,950)         (6,943)
                                                                                        ----------      ----------      ----------
     Net cash provided (used) by investing activities.................................      53,188         (58,989)       (248,672)
                                                                                        ----------      ----------      ----------

Financing Activities
Net increase (decrease) in deposit accounts...........................................     (11,391)        138,532          66,784
Net increase (decrease) in short-term borrowings......................................    (156,679)        (77,214)        160,044
Purchases of treasury stock...........................................................     (10,829)           (398)         (4,044)
Cash dividends........................................................................     (12,047)        (10,304)         (8,882)
Sale of treasury stock................................................................         646           2,697             ---
Exercise of stock options.............................................................       2,447           1,742           3,196
Other capital changes.................................................................         ---             375              50
                                                                                        ----------      ----------      ----------
     Net cash provided (used) by financing activities.................................    (187,853)         55,430         217,148
                                                                                        ----------      ----------      ----------

     Net increase (decrease) in cash and cash equivalents.............................     (18,592)         18,869           1,335
     Cash and cash equivalents at beginning of the year...............................     149,263         130,394         129,059
                                                                                        ----------      ----------      ----------
     Cash and cash equivalents at end of the year.....................................  $  130,671      $  149,263      $  130,394
                                                                                        ==========      ==========      ==========

Supplemental disclosures:
Income taxes paid.....................................................................  $   15,767      $   15,652      $   15,248
Interest paid to depositors and creditors.............................................     116,254         124,530          88,812
Non-cash transfers of loans to foreclosed real estate.................................       4,684           1,695           7,466
Non-cash transfers to securities available for sale from loans........................     141,164             ---             ---
Non-cash transfers of securities held to maturity to the available for sale category..         ---         180,889             ---
Non-cash transfers of securities available for sale to the held to maturity category..         ---             ---          86,522
----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

First Midwest Bancorp, Inc. ("First Midwest") is a Delaware corporation that was incorporated in 1982, began operations on March 31, 1983 and was formed through an exchange of common stock. First Midwest is Illinois' third largest publically traded banking company with operations primarily located in Northern Illinois and with approximately 80% of its banking assets in the suburban metropolitan Chicago area. First Midwest is engaged in commercial and retail banking and offers a broad array of lending, depository and related financial services tailored for individual, commercial and industrial and governmental customers. Additionally, First Midwest offers trust, investment management, mortgage banking and insurance services in the same markets served by its banking operations.

The accounting and reporting policies of First Midwest and its Subsidiaries (the "Affiliates") conform to generally accepted accounting principles and general practice within the banking industry. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements.

Principles of Consolidation - The consolidated financial statements include the accounts and results of operations of First Midwest after elimination of all significant intercompany accounts and transactions. Assets held by Affiliates in a fiduciary or agency capacity are not assets of the Affiliates and, accordingly, are not included in the consolidated financial statements.

Basis of Presentation - Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation. For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents have been defined by Management to include cash and due from banks, funds sold and other short-term investments. First Midwest uses the accrual basis of accounting for financial reporting purposes, except for immaterial sources of income and expense which are recorded when received or paid.

Acquisitions accounted for as pooling of interests require the assets, liabilities and stockholders' equity of the combining entities be carried forward at historical amounts. Results of operations of the entities are combined and prior period financial statements and other disclosures are restated as if the combining entities had been consolidated for all periods presented.

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

Loans - Loans are carried at the principal amount outstanding, net of unearned income, including certain net deferred loan fees. Unearned discount on certain consumer installment loans is credited to income over the term of the loan using the level yield method. Interest income on loans is accrued based on principal amounts outstanding.

Generally a loan, including an impaired loan, is classified as nonaccrual and the accrual of interest thereon discontinued when, in the opinion of Management, there is reasonable doubt as to the timely collection of interest or principal. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the reserve for loan losses. Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to Management's judgment as to the collectability of principal. Nonaccrual loans are returned to an accrual status when, in the opinion of Management, the financial condition of the borrower and other relevant factors indicate there is no longer reasonable doubt as to the timely payment of principal or interest.

Mortgages Held for Sale - First Midwest originates residential real estate mortgage loans which are to be sold in the secondary market, including loans secured under programs with the Federal Home Loan Mortgage Corporation ("FHLMC"), and the Federal National Mortgage Association ("FNMA"). Mortgage loans held for sale may be hedged with forward sales commitments in order to minimize interest rate market exposure by contracting for the sale of loans in the future at specific prices. Gains and losses from hedging transactions on residential real estate mortgage loans held for sale are included in the cost of the loans in determining the gain or loss when the loans are sold. Residential real estate mortgage loans held for sale are carried at the lower of aggregate cost or fair value.

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

Foreclosed Real Estate - Foreclosed real estate includes properties acquired in partial or total satisfaction of certain loans and is included in other assets in the accompanying consolidated statements of condition. Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Any writedowns in the carrying value of a property at the time of acquisition are charged against the reserve for loan losses. The carrying value of foreclosed real estate properties is periodically reviewed by Management. Any write-downs of the properties subsequent to acquisition, as well as gains or losses on disposition and income or expense from the operations of foreclosed real estate, are recognized in operating results in the period they are realized.

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Gains and losses on dispositions are reflected in other income and other expense, respectively. Maintenance and repairs are charged to operating expenses as incurred.

Goodwill and Other Intangibles - Goodwill, representing the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting, is being amortized using the straight-line method over periods not exceeding twenty years. At December 31, 1996 and 1995, goodwill totaling approximately $12,614 and $13,675, respectively, is included in other assets in the accompanying consolidated statements of condition. At December 31, 1996, the average remaining life of unamortized goodwill was 12 years.

Core deposit intangibles, representing the premium associated with the acquisition of certain deposit liabilities, are being amortized to operating expense on an accelerated basis over the average lives of such deposit liabilities. At December 31, 1996 and 1995, core deposit intangibles totaling approximately $699 and $894, respectively, are included in other assets in the accompanying consolidated statements of condition.

Goodwill and other intangibles, which collectively represent less than 1% of total assets, are periodically assessed for recoverability through review of various economic factors to determine whether any impairment exists.

Advertising Costs - All advertising costs incurred by First Midwest are expensed in the period in which they are incurred. At December 31, 1996 and 1995, advertising costs totaling $2,598 and $2,354, respectively, are included in other noninterest expense in the accompanying consolidated statements of income.

Interest Rate Exchange Agreements ("Swaps") - First Midwest enters into interest rate swaps as a hedging activity to manage interest rate exposure arising from changes in market interest rates. The net interest differential paid or received in connection with the interest rate swaps represents yield related payments and is accrued to interest income or interest expense on the underlying asset or liability being hedged. Information with respect to First Midwest's use of interest rate swaps is contained in Note 14, beginning on page 53.

Income Taxes - First Midwest's deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

First Midwest and its subsidiaries file a consolidated federal income tax return. The intercompany settlement of taxes paid is based on tax sharing agreements which generally allocate taxes to each entity on a separate return basis.

Net Income Per Share - Net income per share is computed by dividing net income by the weighted average number of shares outstanding during each period, as adjusted for stock splits. The dilutive effect of outstanding stock options on any year presented is not material.

Accounting by Creditors for Impairment of a Loan - Effective January 1, 1995, First Midwest adopted FASB Statement No. 114 "Accounting by Creditors for Impairment of a Loan", and FASB No. 118, which amends Statement No. 114. These Statements address the accounting by creditors for an impaired loan by specifying how the reserve for loan losses related to such loan should be determined. The Statements apply to all loans that are identified for evaluation except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, including residential mortgage and consumer installment loans. A loan is considered impaired when it is probable that a creditor will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Under this definition, First Midwest considers impaired loans to consist of nonaccrual and restructured loans. The amount of impairment is measured based on the fair value of the collateral, if the loan is collateral dependent, or, alternatively, at the present value of expected future cash flows discounted at the loan's effective interest rate. First Midwest's disclosure with respect to the Statements is contained in Note 7, located on page 47.

Accounting for Mortgage Servicing Rights - Effective January 1, 1995, First Midwest adopted FASB Statement No. 122 ("FASB No. 122") "Accounting for Mortgage Servicing Rights". FASB No. 122 amended Statement No. 65 "Accounting for Certain Mortgage Banking Activities" to require that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired, eliminating the previously existing accounting distinctions between servicing rights acquired through purchase transactions and those acquired through loan originations. The Statement also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current fair market value of those rights. Impairment is recognized through a valuation allowance established through a charge to expense. First Midwest's disclosure with respect to FASB No. 122 is contained in
Note 6, located on page 46.

Accounting for Stock-Based Compensation - During 1995 the FASB issued Statement No. 123 ("FASB No. 123") "Accounting for Stock-Based Compensation" which provides new accounting guidelines governing the treatment of employee stock options. FASB No. 123 allows companies to continue to account for their stock option plans in accordance with Accounting Principles Board Opinion 25 ("APB Opinion 25") but encourages the adoption of a new accounting method which requires the recognition of compensation expense based on the estimated fair market value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. First Midwest adopted FASB No. 123 effective January 1, 1996, while continuing to account for its stock option plans in accordance with ABP Opinion 25. Supplemental disclosures required by FASB No. 123 are contained in Note 12, located on page 51.

Accounting for Impairment and Disposal of Long-Lived Assets - Effective January 1, 1996, First Midwest adopted FASB Statement No. 121 ("FASB No. 121") "Accounting for the Impairment Of Long-Lived Assets And Long-Lived Assets to be Disposed of". FASB No. 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used, and assets of which are to be disposed. FASB No. 121 had no material impact on the consolidated financial position or results of operations of First Midwest.

Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - During 1996 the FASB issued Statement No. 125 ("FASB No. 125") "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Such standards are based on a consistent "financial components" approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes on it's balance sheet all assets it controls and liabilities it has incurred and would remove from the balance sheet assets it no longer controls and liabilities it has satisfied. FASB No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Transactions covered by FASB No. 125 include securitizations, repurchase agreements, securities lending, loan syndications and participations and asset servicing. FASB No. 125 is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive applications is not permitted. Adoption of FASB No. 125 is not anticipated to have a significant impact on the consolidated financial position or results of operations of First Midwest.

2. ACQUISITION

On December 20, 1995, First Midwest acquired CF Bancorp, Inc. ("CF"), whose principal subsidiary was Citizens Federal Savings Bank ("Citizens Federal"). This transaction was accounted for as a pooling of interests and 1,675 shares were issued to CF stockholders.

Coincident with the acquisition, First Midwest recorded $4,887 in costs consisting of $4,339 in acquisition expenses and $548 in provisions for loan losses incident to conforming Citizen Federal's credit policies to First Midwest's. The acquisition expenses, certain of which are nondeductible for income tax purposes, were recorded through the establishment of a reserve, the balance of which totaled $850 as of December 31, 1996.

During 1996 the acquisition reserve was reduced by $4,037 comprised of $2,721 in payments for acquisition related expenses with the remaining $1,316 being reversed. Of the $1,316 reversal, $324 was primarily related to reduced severance payments to former Citizens Federal executives and employees who either resigned or accepted renegotiated payouts during the first quarter of 1996; the balance of $992 was a direct result of federal legislation enacted during the third quarter of 1996 which no longer required that thrifts recapture (i.e. expense and record as a tax liability) pre-1988 bad debt reserves upon conversion to a bank. Citizens Federal converted to a bank and was merged with First Midwest Bank, N.A., in the fourth quarter of 1996.

3.  COMPANY RESTRUCTURING

During 1994 First Midwest undertook a restructuring plan that included the merger of its four national bank affiliates into a single bank together with the consolidation of support and clerical functions. A restructure charge in the amount of $3,900 ($2,379 after tax) was recorded in 1994 to establish a reserve for various restructuring expenses incident to this consolidation. Payments against such reserve during 1995 totaled $3,090 and were comprised of $2,780 in severance, early retirement and related costs, $270 in lease termination and other exit costs and $40 in legal and professional fees. An adjustment to the reserve totaling $810 was recorded in the third quarter of 1995, representing accrued expenses in excess of actual payouts relating to reduced outplacement usage and certain accelerated employee termination dates.

4.  REGULATORY MATTERS

Banking regulations and capital guidelines limit the amount of dividends that may be paid by banks. As of December 31, 1996, these regulations and guidelines would permit First Midwest Bank, National Association (the "Bank") to distribute approximately $17 million plus 1997 net income, without prior approval from its primary banking regulator. Future payment of dividends by the Bank would be dependent on individual regulatory capital requirements and levels of profitability. Since First Midwest is a legal entity, separate and distinct from the Bank, the dividends of First Midwest are not subject to such bank regulatory guidelines.

First Midwest and the Bank are subject to risk-based capital guidelines and minimum capital ratios defined by banking regulators pursuant to the FDIC Improvement Act of 1991 ("FDICIA"). These guidelines promulgated by their respective regulatory authorities. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposure. Capital ratios in excess of the minimum required regulatory ratios must be maintained in order for financial institutions to take advantage of more favorable risk-based deposit insurance assessments and to receive favorable regulatory treatment incident to acquisition and other expansion activities. Failure to maintain minimum required capital levels would result in specific action from regulatory authorities, including the restriction of new business activity, prohibition of dividend payments and bank acquisitions, and asset growth limitations.

The table that follows compares First Midwest's capital structure to the minimum capital ratios required by its primary regulator, the Federal Reserve Board ("FRB"). Also provided is a comparison of capital ratios for the Bank to its primary regulator, the Office of the Comptroller of the Currency ("OCC"). Both First Midwest and the Bank have capital measurements well in excess of the minimums required by their respective bank regulatory agencies to be considered "well capitalized" which is the highest category of capital established under FDICIA.

                                                   First Midwest Bancorp, Inc.            First Midwest Bank, N.A.
                                            -------------------------------------   ----------------------------------    Minimum
                                                 December 31,          Minimum           December 31,         Minimum       Well-
                                            --------------------       Required     ---------------------     Required  Capitalized
                                              1996        1995            FRB         1996         1995          OCC       FDICIA
                                            --------    --------     -----------    --------     --------     ---------   --------
Tier 1 capital to risk-adjusted assets.....   10.56%      10.71%         4.00%         9.11%       8.90%         4.00%      6.00%
Total capital to risk-adjusted assets......   11.81%      11.96%         8.00%        10.36%      10.15%         8.00%     10.00%
Leverage ratio.............................    8.16%       7.28%         3.00%         7.01%       6.56%         3.00%      5.00%
                                            ========    ========     ===========    ========     ========     =========   ========

The Bank is required to maintain reserve balances at the Federal Reserve Bank based upon deposit levels and other factors. Included in cash and due from banks at December 31, 1996 and 1995 are balances totaling $14,897 and $29,655, respectively, which represent the aggregate amount of reserve balances, including required reserves, that the Bank maintains as a member of the Federal Reserve System.

5. SECURITIES

Securities Available for Sale - The amortized cost and market value of securities available for sale at December 31, 1996 and 1995 are as follows:


                                                  December 31, 1996                            December 31, 1995
                                      ------------------------------------------  -------------------------------------------
                                                   Gross      Gross                            Gross       Gross
                                      Amortized  Unrealized Unrealized   Market   Amortized  Unrealized  Unrealized  Market
                                        Cost       Gains      Losses      Value      Cost      Gains       Losses     Value
                                      ---------  ---------- ----------  --------  ---------  ----------  ----------  --------
U.S. Treasury securities...........   $ 65,592    $  314    $    (2)     $ 65,904   $188,854    $  803     $    --   $189,657
U.S. Agency securities.............    356,491       607     (1,527)      355,571    266,534       620        (279)   266,875
Mortgage-backed securities.........    347,287     1,454     (1,731)      347,010    369,888       876      (1,248)   369,516
Other securities...................      1,771        --         --         1,771      4,958        24          --      4,982
                                      ---------  ---------- ----------  ---------  ---------  ----------  ---------- --------
   Total...........................   $771,141    $2,375    $(3,260)     $770,256   $830,234    $2,323     $(1,527)  $831,030
                                      =========  ========== ==========  =========  =========  ==========  ========== ========

During the fourth quarter of 1995 the FASB issued a pronouncement allowing financial statements preparers a one-time opportunity to reassess the classification of all securities as of a single date and account for any resulting redesignations at fair value. As a result, First Midwest transferred securities with an amortized cost of $88,000 from the held to maturity portfolio to the available for sale portfolio. At December 21, 1995, the date of transfer, these securities had a net unrealized gain totaling $170.

The following schedule summarizes the maturity distribution, by amortized cost and market value, of securities available for sale at December 31, 1996:


                                        U.S. Treasury        U.S. Agency        Mortgage Backed           Other
                                          Securities          Securities          Securities            Securities
                                    ------------------   ------------------   -------------------   -------------------
                                    Amortized   Market   Amortized   Market   Amortized    Market   Amortized    Market
                                      Cost       Value      Cost      Value     Cost       Value      Cost       Value
                                    ---------  -------   ---------  --------  ---------   --------  ----------  -------
One year or less.................   $     --    $    --   $  95,034  $ 95,029  $     --   $     --    $1,719     $1,719
One year to five years...........     65,592     65,904     136,766   136,461        --         --        --         --
Five years to ten years .........         --         --     124,691   124,081     5,446      5,487        --         --
Over ten years...................         --         --          --        --   341,841    341,523        52         52
                                     -------   --------    --------  --------  --------   --------    ------     ------
   Total.........................    $65,592    $65,904    $356,491  $355,571  $347,287   $347,010    $1,771     $1,771
                                     =======    =======    ========  ========  ========   ========    ======     ======


The maturity distributions of mortgaged-backed securities above are based upon the contractual maturities of such securities. The mortgaged-backed securities portfolio consists primarily of variable rate securities, including collateralized mortgage obligation bonds. Actual maturities of the securities listed above may differ from that reflected in the table due to securities with call features which are assumed to be held to contractual maturity for maturity distribution purposes.

Proceeds from the sales, maturities and paydowns of securities available for sale in 1996, 1995 and 1994 were $1,434,969, $770,051, and $372,140 respectively. Gross gains and losses realized on those sales totaled $1,875 and ($1,272) in 1996, $3,955 and ($1,019) in 1995, and $2,220 and ($541) in 1994.

Securities Held to Maturity - The amortized cost and market value of securities held to maturity at December 31, 1996 and 1995 are as follows:

                                                 December 31, 1996                             December 31, 1995
                                      ------------------------------------------  -------------------------------------------
                                                   Gross       Gross                           Gross       Gross
                                      Amortized  Unrealized Unrealized   Market   Amortized Unrealized   Unrealized  Market
                                        Cost       Gains       Losses     Value     Cost       Gains       Losses     Value
                                      ---------  ---------- ----------  --------  ---------  ----------  ----------  --------
U.S. Treasury securities.........     $   929        $ --      $ --     $   929   $   828       $  8       $   --     $   836
State and municipal
 securities......................       9,135         132       (28)      9,239    14,403        320         (241)     14,482
Other securities.................      11,272          16        --      11,288    12,296         27           --      12,323
                                      ---------  ---------- ----------  --------  ---------  ----------  ----------  --------
   Total.........................     $21,336        $148      $(28)    $21,456   $27,527       $355        $(241)    $27,641
                                      =========  ========== =========== ========  =========  ==========  ==========  ========

Refer to the previous section entitled "Securities Available for Sale" for information with respect to a 1995 reclassification of securities.

The following schedule summarizes the maturity distribution, by amortized cost and market value, of securities held to maturity at December 31, 1996:


                                       U.S. Treasury                     State & Municipal                    Other
                                         Securities                          Securities                     Securities
                                  -------------------------          -------------------------         -------------------------
                                  Amortized         Market           Amortized         Market          Amortized         Market
                                    Cost             Value             Cost            Value              Cost            Value
                                  ---------       ---------          ---------       ---------         ----------      ---------
One year or less.............     $    625        $     625          $   2,785       $   2,797         $      150      $     152
One year to five years.......          304              304              2,230           2,261                151            152
Five years to ten years......          ---              ---              1,591           1,614                ---            ---
Over ten years...............          ---              ---              2,529           2,567             10,971         10,984
                                  ---------       ---------          ---------       ---------         ----------      ---------
Total........................     $    929        $     929          $   9,135       $   9,239         $   11,272      $  11,288
                                  =========       =========          =========       =========         ==========      =========


Actual maturities may differ from those reflected in the table above due to securities with call features which are assumed to be held to contractual maturity for maturity distribution purposes.

Proceeds from sales represent securities sold within ninety days of contractual maturity; no material gains or losses result from such sales. Gross gains recorded as a result of transactions in the held to maturity portfolio, primarily resulting from calls on municipal securities, totaled $20 in 1996. During 1995 gross gains totaled $1 while gross gains and losses in 1994 totaled $22 and ($1), respectively.

The book value of securities available for sale, securities held to maturity and securities purchased under agreements to resell, which were pledged to secure deposits and for other purposes as permitted or required by law at December 31, 1996 and 1995 totaled $733,968 and $593,156, respectively.

6. LOANS

First Midwest concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are garnered in the same market areas. Over the past several years, First Midwest has migrated toward a loan portfolio that is distributed approximately evenly between the categories of commercial, consumer, and real estate, both commercial and industrial. This distribution reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. At December 31, 1996, First Midwest had no consequential out-of-market originated loans. First Midwest does not engage in sub-prime credit lending nor lending to foreign countries or entities.

The following table provides the book value of loans by major classification at December 31, 1996 and 1995:

                                                             December 31,
                                                       -----------------------
                                                          1996        1995
                                                       ----------   ----------

Commercial and industrial...........................   $  571,181   $  567,315
Agricultural........................................       48,461       34,297
Consumer............................................      649,256      568,453
Real estate - 1 - 4 family..........................      189,000      325,056
Real estate - commercial............................      494,835      479,573
Real estate - construction..........................      122,504       96,738
Tax-exempt..........................................       10,040       14,172
                                                       ----------   ----------
   Loans, net of unearned discount..................   $2,085,277   $2,085,604
                                                       ==========   ==========

The book value of loans that were pledged to secure deposits and for other purposes as required or permitted by law totaled $116,082 and $227,179 at December 31, 1996 and 1995, respectively.

During the first quarter of 1996, First Midwest securitized approximately $140,000 in 1-4 family real estate loans, retaining such assets in its securities available for sale portfolio as mortgage-backed securities.

Effective January 1, 1995, First Midwest adopted FASB No. 122 "Accounting for Mortgage Servicing Rights", which allows capitalization of mortgage servicing rights related to internally originated residential real estate mortgage loans sold to and serviced for outside investors. First Midwest's internally originated mortgage servicing rights are carried at cost, which approximates fair value, of $2,576 and $1,284 at December 31, 1996 and 1995, respectively. Such servicing rights are amortized over the average life of the loans serviced which approximates seven years.

Based upon current fair values, capitalized mortgage servicing rights are periodically assessed for impairment, which is recognized in income during the period in which impairment occurs by establishing a corresponding valuation allowance. For purposes of performing impairment evaluation, First Midwest evaluates and measures impairment of its servicing rights using stratifications based on risk characteristics of the underlying loans. These stratifications include source of origination (retail, correspondent or purchased), loan type (fixed or adjustable) and interest rate. Impairment is recognized through a valuation allowance allocated by individual stratum. The activity in the valuation allowance for mortgage servicing rights during 1996 reflects a reserve addition of $220 to bring December 31, 1996 valuation allowance to $458 as compared to December 31, 1995 balance of $238.

7. RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

Transactions in the reserve for loan losses during the years ended December 31, 1996, 1995 and 1994 are summarized below:

                                                      Years ended December 31,
                                                     --------------------------
                                                      1996      1995     1994
                                                     -------  --------  -------
Balance at beginning of year.......................  $29,194  $ 25,154  $22,756
  Loans charged-off................................   (9,210)  (10,018)  (8,494)
  Recoveries on loans previously
   charged-off.....................................    2,695     2,724    2,349
                                                     -------  --------  -------
    Net charge-offs................................   (6,515)   (7,294)  (6,145)
  Provision for loan losses........................    7,469    11,334    8,543
                                                     -------  --------  -------
Balance at end of year.............................  $30,148  $ 29,194  $25,154
                                                     =======  ========  =======

At December 31, 1996, the reserve for loan losses consisted of specific reserves for impaired loans of $1,685, general allocated reserves of $6,838 and unallocated reserves of $21,625.

Information with respect to impaired loans for 1996 and 1995 is provided below:


                                                                 December 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
Recorded Investment in Impaired Loans:
  Recorded investment requiring specific loan loss
   reserves /(1)/............................................  $   659  $ 9,641
  Recorded investment not requiring specific loan loss
   reserves..................................................    7,666    7,144
                                                               -------  -------
    Total recorded investment in impaired loans..............  $ 8,325  $16,785
                                                               =======  =======
Specific loan loss reserve related to impaired loans.........  $   648  $ 2,201
                                                               =======  =======

                                                                 Years ended
                                                                 December 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
Average recorded investment in impaired loans................  $16,266  $16,320
Interest income recorded.....................................  $   411  $   642
                                                               =======  =======

/(1)/ These impaired loans require a specific reserve allocation because the value of the loans are less than the recorded investments in the loans.

8.  PREMISES, FURNITURE AND EQUIPMENT

The cost, accumulated depreciation and net book value of premises, furniture and equipment at December 31, 1996 and 1995 are summarized as follows:

                                                                December 31,
                                                             ------------------
                                                               1996      1995
                                                             --------   -------
Land.......................................................  $ 14,534   $13,350
Premises...................................................    43,658    41,827
Furniture and equipment....................................    28,961    30,468
                                                             --------   -------
  Total cost...............................................    87,153    85,645
Accumulated depreciation...................................   (37,799)  (38,537)
                                                             --------   -------
  Net book value...........................................  $ 49,354   $47,108
                                                             ========   =======

Depreciation and amortization expense on premises, furniture and equipment for the years 1996, 1995 and 1994 totaled $6,073, $5,903 and $5,156 respectively.

9. SHORT-TERM BORROWINGS

Funds purchased and repurchase agreements are short-term borrowings that generally mature within 90 days from the dates of issuance; other short-term borrowings generally mature within 30 days. The following is a summary of short-term borrowings at December 31, 1996 and 1995:

                                                                December 31,
                                                            -------------------
                                                              1996      1995
                                                            --------   --------
Repurchase agreements.....................................  $480,344   $506,528
Funds purchased...........................................       --      30,000
Other short-term borrowings...............................    12,798    113,293
                                                            --------   --------
  Total short-term borrowings.............................  $493,142   $649,821
                                                            ========   ========

                                    Maximum Amount            Weighted Average
                                    Outstanding at             Interest Rate
                                     Any Month End             December 31,
                              ----------------------------  ------------------
                                1996     1995       1994    1996   1995   1994
                              --------  --------  --------  ----   ----   ----
Repurchase agreements.......  $564,820  $587,856  $630,745  5.42%  6.01%  4.71%
Funds purchased.............    55,000   103,868    98,500   --    5.58   6.10
Other short-term borrowings.    17,712   121,579    77,004  7.31   6.13   6.35
                              ========  ========  ========  ====   ====   ====

                                                     Years ended December 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
Aggregate short-term borrowings - average amount
 outstanding.....................................  $539,459  $697,011  $647,808
Weighted average interest
 rate paid for each year.........................      5.41%     6.32%     4.52%
                                                   ========  ========   =======

Not included in the above table are unused short-term credit lines available to First Midwest Affiliates totaling $140 million at December 31, 1996, exclusive of certain correspondent bank and Federal Reserve Bank discount window borrowing facilities.

Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the consolidated statements of condition. The securities underlying the agreements remain in the respective asset accounts. The following is a schedule of repurchase agreements and related securities sold under repurchase agreements, which includes accrued interest, as of December 31, 1996. The schedule presents the book value and market value of each type of security sold under agreements to repurchase by selected maturity dates:

                                                        Maturities of Securities Sold Under Repurchase Agreements
                               -----------------------------------------------------------------------------------------------------
                                Overnight     1-30 Days           31-90 Days             Over 90 Days                Total
                               -----------   -----------   ------------------------   ------------------   -------------------------
                                  Book         Book           Book          Market      Book      Market     Book          Market
                                Value/(1)/   Value/(1)/     Value           Value       Value     Value      Value       Value /(2)/
                               -----------   -----------   ------------   ---------   --------   --------   --------   -------------
U.S. Treasury securities.....   $ 30,967      $  3,076       $  6,266      $  6,287    $ 8,822   $ 8,837    $ 49,131      $ 49,167
Securities of U.S.
  government agencies and
  corporation................     56,956       194,450        132,456       133,014     37,182    38,104     421,044       422,524
Other debt securities........     14,548           ---            ---           ---        ---       ---      14,548        14,548
                                --------      --------       --------      --------    -------   -------    --------      --------
    Total....................   $102,471      $197,526       $138,722      $139,301    $46,004   $46,941    $484,723      $486,239
                                --------      --------       --------      --------    -------   -------    --------      --------
Repurchase agreements........   $101,211      $196,216       $137,566                  $45,351              $480,344
                                ========      ========       ========                  =======              ========

/(1)/ For securities in the overnight and 1-30 day maturity categories book value approximates market value.
/(2)/ Market value includes the amounts reflected in the overnight and 1-30 day maturity categories.

As of December 31, 1996 First Midwest did not have amounts at risk under repurchase agreements with any individual counter-party or group of related counter-parties which exceeded 10% of stockholders' equity.

10. RETIREMENT PLANS

A summary of the First Midwest retirement plans, including the funding policies and benefit information, is presented below:

First Midwest Savings and Profit Sharing Plan (Profit Sharing Plan) - The Profit Sharing Plan covers substantially all full-time employees, provides for retirement benefits based upon vesting requirements with full vesting after 7 years and allows for contributions by participants of up to 10% of defined compensation on a tax sheltered basis under the provisions of Section 401 of the Internal Revenue Code.

First Midwest provides a guaranteed contribution to the Profit Sharing Plan of 2% of defined compensation of the participants, and a discretionary contribution of up to an additional 13%, based upon both individual Affiliate performance and the overall consolidated performance of First Midwest.

First Midwest Pension Plan (Pension Plan) - The Pension Plan covers substantially all full-time employees, is noncontributory, and provides for retirement benefits based upon years of service and compensation levels of the participants.

The following table sets forth the Pension Plan's funded status for the periods noted:

                                                                                         December 31,
                                                                                    ---------------------
                                                                                      1996         1995
                                                                                    --------     --------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested benefits of $5,044 and $4,709
    for 1996 and 1995, respectively...............................................   $(5,698)    $(5,373)
                                                                                     =======     =======
   Projected benefit obligation for service rendered to date......................   $(8,187)    $(7,661)
   Plan assets at fair value, primarily U.S. Government bonds and
    listed stocks.................................................................     9,410       8,819
                                                                                     -------     -------
   Plan assets in excess of projected benefit obligations.........................   $ 1,223     $ 1,158
   Unrecognized prior service cost................................................      (574)       (672)
   Unrecognized net loss..........................................................       952       1,510
   Unrecognized net asset being recognized over 15 years..........................      (817)     (1,091)
                                                                                     -------     -------
   Prepaid pension cost included in other assets..................................   $   784     $   905
                                                                                     =======     =======


                                                                           Years ended December 31,
                                                                        ------------------------------
                                                                          1996       1995       1994
                                                                        --------   --------   ---------
Net pension cost (income) included the following components:
 Service cost-benefits earned during the period.......................  $   543     $   474    $   536
 Interest cost on projected benefit obligation........................      536         547        565
 Actual return on plan assets.........................................   (1,042)     (1,893)        37
Net amortization and deferral.........................................       84         867       (993)
                                                                        -------     -------    -------
Net periodic pension cost (income)....................................  $   121     $    (5)   $   145
Settlement costs included in restructure expense......................       --         123         --
                                                                        -------     -------    -------
Total costs for the year..............................................  $   121     $   118    $   145
                                                                        =======     =======    =======

Weighted average discount rate........................................     7.50%       7.25%      8.25%
Rate of increase in future compensation levels........................     4.50%       4.50%      4.50%
Expected long-term rate of return on assets...........................     8.00%       7.50%      7.50%
                                                                        =======     =======    =======


First Midwest Employee Stock Ownership Plan (ESOP) - The ESOP is noncontributory and covers substantially all full-time employees. Upon becoming a participant in the ESOP, an employee becomes fully vested. Contributions to the ESOP totaled
 .5% of defined compensation for all participants in 1996, 1995 and 1994.

The aggregate expense (income) related to First Midwest's retirement plans for the periods noted, included in retirement and other employee benefits in the accompanying consolidated statements of income, is summarized in the table below:

                                                                           Years ended December 31,
                                                                        ------------------------------
                                                                          1996       1995       1994
                                                                        --------   --------   --------
Profit sharing plan...................................................   $2,733     $2,782     $3,206
Pension plan..........................................................      121         (5)       145
ESOP..................................................................      137        146        148
                                                                         ------     ------     ------
    Total.............................................................   $2,991     $2,923     $3,499
                                                                         ======     ======     ======

At December 31, 1996 the Profit Sharing Plan and ESOP held as investments 892 and 85 shares of First Midwest common stock, respectively, representing 5.78%, in aggregate, of the total shares outstanding at such date.

11. INCOME TAXES

Total income taxes (benefits) reported in the consolidated income statements for the years ended December 31, 1996, 1995 and 1994 include the following components:

                                                                           Years ended December 31,
                                                                        ------------------------------
                                                                          1996       1995       1994
                                                                        --------   --------   ---------
Current tax expense:
   Federal............................................................  $14,692    $16,252     $11,928
   State..............................................................    1,381      1,334       2,773
                                                                        -------    -------     -------
    Total.............................................................   16,073     17,586      14,701
                                                                        -------    -------     -------
Deferred tax expense (benefit):
   Federal............................................................    2,160     (2,296)     (1,090)
   State..............................................................      437       (506)       (252)
                                                                        -------    -------     -------
    Total.............................................................    2,597     (2,802)     (1,342)
                                                                        -------    -------     -------

    Total income tax expense..........................................  $18,670    $14,784     $13,359
                                                                        =======    =======     =======

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded. Deferred tax assets and liabilities as of December 31, 1996 and 1995 were as follows:

                                                December 31,
                                             ------------------
                                              1996       1995
                                             -------    -------
Deferred tax assets:
  Reserve for loan losses.................   $10,445    $ 9,999
  Other real estate owned.................       144        159
  Accrued expenses not deducted for tax...       679        350
  Deferred compensation...................       418        512
  Accrued retirement benefits.............       730        704
  Acquisition charge......................       297      1,394
  State tax benefits......................     1,370      1,654
  Other...................................       180        796
                                             -------    -------
    Deferred tax assets...................    14,263     15,568
                                             -------    -------

Deferred tax liabilities:
    Prepaid pension assets................      (274)      (456)
    Accretion of bond discount............      (146)       (99)
    Fixed assets subject to depreciation..      (202)      (320)
    Mortgage servicing rights.............    (1,385)        --
    Other.................................      (697)      (537)
                                             -------    -------
    Total deferred tax liabilities........    (2,704)    (1,412)
                                             -------    -------
      Net deferred tax assets.............    11,559     14,156
  Tax effect of adjustment related to
    SFAS No. 115..........................       345       (310)
                                             -------    -------
  Net deferred tax assets including
    adjustment related to SFAS No. 115....   $11,904    $13,846
                                             =======    =======

Deferred tax assets and liabilities are included in other assets and other liabilities, respectively, in the accompanying consolidated statements of condition. Management believes that it is more likely than not that the deferred tax assets will be fully realized, therefore no valuation allowance has been recorded as of December 31, 1996 or 1995.

The differences between the statutory federal income tax rate and the effective tax rate on income for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                Years ended December 31,
                                                               --------------------------
                                                               1996      1995       1994
                                                               -----     -----     ------
Statutory federal income tax rate............................  35.0%     35.0%     35.0%
  Tax exempt income, net of interest expense disallowance....  (0.8)     (1.7)     (2.1)
  State income tax, net of federal tax effect................   2.3       1.4       4.6
  Other, net.................................................  (0.9)      1.8      (0.9)
                                                               ----      ----      ----

Effective tax rate...........................................  35.6%     36.5%     36.6%
                                                               ====      ====      ====

As of December 31, 1995 and 1996, First Midwest's retained earnings includes an appropriation for Citizens Federal's thrift tax bad debt reserves of approximately $2,480 for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings is distributed as a result of the liquidation of First Midwest or its Affiliates, federal and state income taxes would be imposed at the then applicable rates.

12.  1989 OMNIBUS STOCK AND INCENTIVE PLAN ("PLAN")

In February 1989, the Board of Directors of First Midwest adopted the Plan which allows for the granting of both incentive and nonstatutory ("nonqualified") stock options, stock appreciation rights, restricted stock, performance units and performance shares to certain key employees. The total number of shares of First Midwest's common stock available for awards under the Plan as amended may not exceed 2,097 of which 100 shares may be granted in restricted stock.

Since inception of the Plan, in February of each year certain key employees have been granted nonqualified stock options. The option price is set at the fair market value of First Midwest common stock on the date the options are granted. Except in the case of death or disability of a Plan participant, after two years following the date of the grant 50% of the options can be exercised with the remaining 50% becoming exercisable three years after the grant date. Upon a change in control of First Midwest, as defined in the Plan, all options become fully exercisable and non-forfeitable. The options generally may be exercised within a period of ten years following the date of the grant.

A summary of the nonqualified stock option transactions for the periods noted are as follows:



                                                                      Years ended December 31,
                                            ------------------------------------------------------------------------------------
                                                         1996                        1995                        1994
                                            ------------------------------------------------------------------------------------
                                                                                                                        Weighted
                                              Shares        Weighted         Shares        Weighted         Shares      Average
                                               under         Average          under         Average          under      Exercise
                                              Options     Exercise Price     Options     Exercise Price     Options       Price
                                            ----------    --------------     -------     --------------     -------     --------
Outstanding at beginning of year........           867          $  16.76         775          $   16.04         660     $  15.04
Add (deduct):
   Granted..............................           160             22.80         154              20.20         141        20.60
   Canceled.............................           (19)            19.47         (21)             19.32          (8)       18.36
   Exercised............................           (58)            15.17         (41)             14.71         (18)       14.25
                                            ----------                       -------                        -------
Outstanding at end of year..............           950             17.83         867              16.76         775        16.04
                                            ==========                       =======                        =======
Exercisable at end of year..............           589             15.63         526              14.74         429     $  14.58
                                            ==========                       =======                        =======
Weighted average fair value of
options granted during the year..........................       $   4.83                      $    5.12
                                                          ==============                 ==============


Effective January 1, 1996, First Midwest adopted FASB No. 123 "Accounting for Stock-Based Compensation" which provided new accounting guidelines governing the treatment of employee stock options granted subsequent to December 31, 1994. As First Midwest continues to account for its Plan in accordance with ABP Opinion 25, as allowed under FASB No. 123 no compensation cost has been recognized in connection with nonqualified stock options granted in any year. Pursuant to FASB No. 123 disclosure requirements, pro forma net income and earnings per share are presented below as if compensation cost for employee stock options was determined under the fair value method and amortized to expense over the options' vesting period.


                                                                                       Years ended December 31,
                                                                          -------------------------------------------------
                                                                                  1996                            1995
                                                                          --------------------          -------------------
                                                                                         Pro                            Pro
                                                                          Reported      forma           Reported       forma
                                                                         ----------   --------          ----------   ---------
Net Income...........................................................    $   33,716   $ 33,382          $   25,685   $  25,513
                                                                         ==========   ========          ==========   =========
Earnings per share...................................................    $     1.97   $   1.95          $     1.51   $    1.50
                                                                         ==========   ========          ==========   =========

The fair value of these awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk free interest rates of 5% and 7.7%; dividend yields of 2.72% and 2.69%; volatility factors of the expected market price of First Midwest common stock of .167 and .165 and a weighted average expected life of the options of 6 years. Because FASB No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. First Midwest's employee stock options have characteristics significantly different from traded options and inasmuch as changes in the subjective input assumptions can materially affect the fair value estimate, in Management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

13. STOCKHOLDER RIGHTS PLAN

On February 15, 1989, the Board of Directors of First Midwest declared a distribution, paid March 1, 1989, of one right ("Right") for each outstanding share of common stock of First Midwest held on record on March 1, 1989 pursuant to a Rights Agreement dated February 15, 1989. The Rights Agreement was amended on November 15, 1995. As amended, each right entitles the registered holder to purchase from First Midwest one 1/100 of a share of Series A Preferred Stock for a price of $100, subject to adjustment. The Rights will be exercisable only if a person or group has acquired, or announces the intention to acquire, 10% or more of First Midwest's outstanding shares of common stock. First Midwest is entitled to redeem the Rights at $0.01 per Right, subject to adjustment, at any time prior to the earlier of the tenth day following the acquisition by any person or group of 10% or more of the outstanding shares of First Midwest common stock, or the expiration of the Rights in November, 2005.

As a result of the Rights distribution, 200 of the 1,000 shares of authorized preferred stock were reserved for issuance as Series A Preferred Stock.


14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, First Midwest is a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. All financial instruments are held or issued for purposes other than trading. These instruments include commitments to extend credit, standby letters of credit, commercial letters of credit (collectively "credit commitments") forward sales agreements, and interest rate swap transactions. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of condition.

Credit Commitments - Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by First Midwest to guarantee the performance of a customer to a third party. The letters of credit are generally issued in favor of a municipality where construction is taking place to ensure that the borrower adequately completes the construction. Commercial letters of credit are conditional guarantees of payment to a third party on behalf of a First Midwest customer who is generally involved in international business activity such as the importing of goods.

First Midwest's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit is represented by the contractual amount of those instruments. However, as First Midwest uses the same credit policies in making credit commitments as it does for on-balance sheet instruments, this exposure is minimized due to various collateral requirements in place. Credit commitments whose contractual amounts represent credit risk as of December 31, 1996 are as follows:

                                                        Contract
                                                         Amount
                                                       ---------
        Commitments to extend credit................... $427,739
        Standby letters of credit......................   38,165
        Commercial letters of credit...................      466
                                                        ========

Of the total $427,739 in commitments to extend credit, $73,499 represent unused home equity lines of credit.

Forward Sales Agreements - First Midwest enters into certain sales contracts for the future delivery of loans at a specified price and date. These contracts, in the form of forward sales agreements, are entered into to limit exposure to fluctuation in interest rates in First Midwest's mortgage loan sales operations. As of December 31, 1996, forward sales agreements totaled $11,970. As part of such loan sales operations, First Midwest generally contracts for the sale of loans without recourse. At December 31, 1996, loans sold with recourse totaled $21,365.

Interest Rate Swap Transactions - Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. First Midwest enters into interest rate swaps as part of its asset and liability management process. Credit exposure on the interest rate swaps is comprised of the aggregate net interest payable to First Midwest by the counterparty in addition to the aggregate unrealized gain on the interest rate swap position. First Midwest maintains a policy limiting credit exposure to any one counterparty to not more than 2.5% of consolidated stockholders' equity. In addition, First Midwest's interest rate swaps generally require the establishment of a mutual mark-to-market arrangement whereby cash collateral may be required to be on deposit with First Midwest and/or the agreement's counterparty.

First Midwest had interest rate swaps with an aggregate notional amount totaling $246,700 in place, hedging various balance sheet categories, as of December 31, 1996. Further information with respect to these interest rate swap contracts is as follows:


                                                      Weighted                  Weighted Average Rate
                                                       Average    Fair Value   -----------------------
                                         Notional     Maturity       as of     Interest     Interest
                                          Amount     (in years)    12/31/96    Received       Paid
                                        ----------   ----------   ----------   --------     ----------
Type of Interest Rate Swap
--------------------------
Receive fixed rate/Pay variable rate....  $ 46,700         0.46       $  214      6.57%          5.49%
Basis swaps.............................   200,000         1.47       (1,200)     5.63%          5.88%
                                        ==========   ==========   ==========   ========     ==========

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

Various methodologies and assumptions have been utilized in Management's determination of the estimated fair value of its financial instruments which are detailed below. The fair value estimates are made at a discrete point in time based upon relevant market information. Because no market exists for a significant portion of these financial instruments, fair value estimates are based on judgements regarding future expected economic conditions and loss experience and risk characteristics of the financial instruments. These estimates are subjective, involve uncertainties and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Loans - The fair value of loans is estimated using present value techniques by discounting the future cash flows of the remaining maturities of the loans. The discount rate was based on the U.S. Treasury securities yield curve, with rate adjustments for prepayment, liquidity and credit risk. The primary impact of credit risk on the present value of the loan portfolio, however, was accommodated through the use of the reserve for loan losses, which is believed to represent the current fair value of all possible future losses for purposes of the fair value calculation.

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

Commitments - Given the limited interest rate exposure posed by the commitments outstanding at year-end due to their general variable nature, coupled with the general short-term nature of the commitment periods entered into, termination clauses provided in the agreements, and the market rate of fees charged, First Midwest has not estimated the fair value of commitments outstanding and believes that, if measured, the resulting fair value would be immaterial.

The book value and estimated fair value of First Midwest's financial instruments at December 31, 1996 and 1995 are as follows:



                                                    December 31, 1996        December 31, 1995
                                                  ----------------------   ----------------------
                                                     Book     Estimated       Book     Estimated
Financial Assets:                                   Value     Fair Value     Value     Fair Value
                                                  ----------  ----------   ----------  ----------
   Cash and due from banks....................... $  107,595  $  107,595   $  141,336  $  141,336
   Funds sold and other
     short-term investments......................     23,076      23,076        7,927       7,927
   Mortgages held for sale.......................     13,492      13,492       20,011      20,011
   Securities available for sale.................    770,256     770,256      831,030     831,030
   Securities held to maturity...................     21,336      21,456       27,527      27,641
   Loans, net of reserve for loan losses.........  2,055,129   2,085,410    2,056,410   2,079,136
   Accrued interest receivable...................     22,634      22,634       24,786      24,786
                                                  ==========  ==========   ==========  ==========

Financial Liabilities:
   Deposits...................................... $2,260,667  $2,265,694   $2,272,058  $2,290,003
   Short-term borrowings.........................    493,142     493,178      649,821     649,827
   Accrued interest payable......................     10,430      10,430       12,262      12,262
                                                  ==========  ==========   ==========  ==========

Off-Balance Sheet Financial Instruments:
   Interest rate swaps........................... $      ---  $    (986)   $       --  $   (1,498)
                                                  ==========  =========    ==========  ==========

16. CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Affiliates in the ordinary course of business at December 31, 1996. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

17.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company:

                            Statements of Condition
                             (Parent Company only)

                                                              December 31,
                                                         ----------------------
Assets:                                                    1996          1995
                                                         --------      --------
   Cash and interest-bearing deposits..................  $ 24,572      $ 12,466
   Investment in and advances to Affiliates............   234,874       235,702
   Securities available for sale.......................       970           521
   Securities held to maturity.........................       100            --
   Loans...............................................     5,344         5,683
   Reserve for loan losses.............................    (1,037)       (1,037)
                                                         --------      --------
     Net loans.........................................     4,307         4,646

   Foreclosed real estate..............................       685           743
   Other assets........................................     9,122         7,532
                                                         --------      --------
     Total assets......................................  $274,630      $261,610
                                                         ========      ========

Liabilities and Stockholders' Equity:
   Accrued expenses and other liabilities..............  $ 12,490      $ 12,377
   Stockholders' equity................................   262,140       249,233
                                                         --------      --------
     Total liabilities and stockholders' equity........  $274,630      $261,610
                                                         ========      ========

                             Statements of Income
                             (Parent Company only)

                                                      Years ended December 31,
                                                   -----------------------------
Income:                                              1996      1995       1994
                                                   -------    -------    -------
   Dividends from Affiliates.....................  $27,737    $23,232    $18,110
   Interest income...............................    1,623      1,073        252
   Security transactions, net....................      109        824        439
                                                   -------    -------    -------
     Total income................................   29,469     25,129     18,801
                                                   -------    -------    -------

Expenses:
   Salaries and employee benefits................    1,991      2,777      3,938
   Provision for loan losses.....................       (2)       (21)       625
   Acquisition and restructure expense (credit)..   (1,316)     3,529      3,900
   Other expenses................................    2,449      2,164      2,947
                                                   -------    -------    -------
     Total expenses..............................    3,122      8,449     11,410
                                                   -------    -------    -------

Income before income tax benefit and equity in
  undistributed income of Affiliates.............   26,347     16,680      7,391
Income tax benefit...............................    1,184      1,796      3,921
                                                   -------    -------    -------
Income before equity in undistributed income of
  Affiliates.....................................   27,531     18,476     11,312
Equity in undistributed income of
  Affiliates.....................................    6,185      7,209     11,846
                                                   -------    -------    -------
     Net income..................................  $33,716    $25,685    $23,158
                                                   =======    =======    =======


                           Statements of Cash Flows
                             (Parent Company only)

                                                               Years ended December 31,
                                                          ----------------------------------
                                                            1996         1995         1994
                                                          --------     --------     --------
Operating Activities
Net Income..............................................  $ 33,716     $ 25,685     $ 23,158
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Equity in undistributed income of Affiliates.........    (6,185)      (7,209)     (11,846)
   Provision for loan losses............................        (2)         (21)         625
   Provision for depreciation and amortization..........       135          271          232
   Gains on security transactions, net..................      (109)        (824)        (439)
   Gain on sale of furniture and equipment..............        --          (45)         (19)
   Net (increase) decrease in other assets..............      (531)          96       (1,160)
   Net increase (decrease) in accrued expenses and
    other liabilities...................................       113          (28)       3,075
   Net amortization of purchase accounting adjustments
    and goodwill........................................       541          487          486
                                                          --------     --------     --------
     Net cash provided by operating activities..........    27,678       18,412       14,112
                                                          --------     --------     --------
Investing Activities
   Loans purchased, net of principal collected..........       339          467          478
   Purchases of foreclosed real estate..................        --           --           --
   Proceeds from sale of foreclosed real estate.........        --          549        3,324
   Purchases of securities..............................    (1,915)      (4,252)      (3,207)
   Proceeds from sale/maturity of securities............     1,481        7,282        2,384
   Purchases of furniture and equipment.................      (130)      (1,609)        (197)
   Proceeds from sale of furniture and equipment........        10        1,353           28
                                                          --------     --------     --------
     Net cash provided (used) by investing activities...      (215)       3,790        2,810
                                                          --------     --------     --------
Financing Activities
   Net increase in short term borrowings................        --           --       (5,000)
   Purchase of treasury stock...........................   (10,829)        (350)      (4,044)
   Exercise of stock options............................     2,449        1,742        3,166
   Reissuance of treasury stock.........................       646        2,697           --
   Cash dividends.......................................   (12,047)     (10,304)      (8,882)
   Capital, contributions and other advances to
    Affiliates..........................................     4,424       (9,783)      (4,931)
   Other capital changes................................        --          375           50
                                                          --------     --------     --------
   Net cash used by financing activities................   (15,357)     (15,623)     (19,641)
                                                          --------     --------     --------

     Increase (decrease) in cash and cash equivalents...    12,106        6,579       (2,719)
     Cash and cash equivalents at beginning of year.....    12,466        5,887        8,606
                                                          --------     --------     --------

     Cash and cash equivalents at end of year...........  $ 24,572     $ 12,466     $  5,887
                                                          ========     ========     ========

           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     Information regarding changes in First Midwest's independent auditors during 1996 is contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders of First Midwest to be held on April 16, 1997, which is incorporated herein by reference.

                                   PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Directors and Executive Officers of First Midwest, their family relationships and their business experience is contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders of First Midwest to be held on April 16, 1997, which is incorporated herein by reference.


                        ITEM 11. EXECUTIVE COMPENSATION

     Information regarding compensation of the Executive Officers of First Midwest is contained in the "Executive Compensation" section of the Proxy Statement for the 1997 Annual Meeting of Stockholders of First Midwest to be held on April 16, 1997, which is incorporated herein by reference.

     The Compensation Committee's Report on Executive Compensation contained in the "Executive Compensation" section of the Proxy Statement shall not be deemed incorporated by reference by any general statement incorporating by reference the Proxy Statement into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent First Midwest specifically incorporates this information by reference, and shall not otherwise be deemed "filed" under such Acts.

                    ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders of First Midwest to be held on April 16, 1997, which is incorporated herein by reference.


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions of First Midwest is contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders of First Midwest to be held on April 16, 1997, which is incorporated herein by reference.

                                    PART IV

             ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                              REPORTS ON FORM 8-K

(a) The following exhibits, financial statements and financial statement schedules are filed as part of this report:

                             FINANCIAL STATEMENTS

     Consolidated Statements of Condition - December 31, 1996 and 1995

     Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

     Reports of Independent Auditors

                         FINANCIAL STATEMENT SCHEDULES

          All financial statement schedules have been omitted from this Annual Report because the required information is presented in the financial statements or in the notes thereto, the amounts involved are not significant, or the required subject matter is not applicable.

                                   EXHIBITS

     See Exhibit Index appearing on page 62.

(b) Reports on Form 8-K - Reports on Form 8-K were filed during the period covered by this report as follows:

          On December 5, 1996, First Midwest filed a report on Form 8-K announcing the following:

          (1) The Company's intent to repurchase shares of its common stock in both open market and private transactions;

          (2)  A five-for-four stock split payable on December 16, 1996, and

          (3)  A 19% quarterly dividend increase to $.20 per share.

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

     The consolidated financial statements have been audited by our Independent Auditors, Ernst and Young LLP, who render an independent professional opinion on Management's financial statements.

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





ROBERT P. O'MEARA                         DONALD J. SWISTOWICZ
Robert P. O'Meara                         Donald J. Swistowicz
President and Chief Executive Officer     Executive Vice President -
                                          Chief Financial and Accounting Officer

January 16, 1997

Reports of Independent Auditors

The Board of Directors and Stockholders of First Midwest Bancorp, Inc.:

We have audited the accompanying consolidated statement of condition of First Midwest Bancorp, Inc. as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Midwest Bancorp., Inc. at December 31, 1996, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



Ernst & Young LLP
Chicago, Illinois
January 16, 1997



The Board of Directors and Stockholders of First Midwest Bancorp, Inc.:

We have audited the consolidated statement of condition of First Midwest Bancorp., Inc., and subsidiaries of December 31, 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1995. These financial statements are the responsibility of First Midwest Bancorp, Inc's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Midwest Bancorp, Inc. and subsidiaries at December 31, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
Chicago, Illinois
January 19, 1996

                                 EXHIBIT INDEX

Exhibit
Number                       Description of Documents
-------                      ------------------------

3 Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3 to the Quarterly Report on Form 10-Q dated March 31, 1996.

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

10.1 First and Second Amendments to 1989 Omnibus Stock and Incentive Plan are incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q dated June 30, 1996.

10.2 Deferred Compensation Plan for Nonemployee Directors is incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 33-34007), filed with the Securities and Exchange Commission on March 23, 1990.

10.3        Nonqualified Retirement Plan is incorporated herein by reference to
            Exhibit 10.4 to the Company's Registration Statement on Form S-4 (Registration No. 33-34007), filed with the Securities and Exchange Commission on March 23, 1990.

10.4 Amendments to Nonqualified Retirement Plan are incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K dated December 31, 1992 and Exhibit 10.9 to the Company's Annual Report on Form 10-K dated December 31, 1994.

10.5 Amendments to Nonqualified Retirement Plan is incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K dated December 31, 1995.

10.6 Form of Letter Agreement for Nonqualified Stock Options Grant executed between the Company and executive officers of the Company pursuant to the Company's Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K dated December 31, 1991.

10.7 Form of Indemnification Agreements executed between the Company and executive officers and directors of the Company is incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K dated December 31, 1991.

10.8 Form of Employment Agreements executed between the Company and executive officers of the Company is incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K dated December 31, 1991.

10.9 Form of Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K dated December 31, 1991.

10.10 Form of Amendment of Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K dated December 31, 1992.

10.11 Form of Right of First Refusal Agreement executed between the Company and certain Shareholders of the Company is incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K dated December 31, 1994.

11 Statement re: Computation of Per Share Earnings - The computation of primary and fully diluted earnings per share is described in Note 1 of the Company's Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this document.

13        Quarterly Report to Security Holders for the quarter ended
          December 31, 1996.

21        Subsidiaries of the Registrant.

23        Consents of Experts and Counsel.

27        Financial Data Schedule.


--------------------------------------
All other Exhibits which are required to be filed with this Form are not applicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST MIDWEST BANCORP, INC.
                                  Registrant

                                  By ROBERT P. O'MEARA
                                     -----------------
                                      Robert P. O'Meara
                   President and Principal Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities on March 3, 1997.



         Signature                                                    Capacity
----------------------------                    -----------------------------------------------------

CLARENCE D. OBERWORTMANN                        Chairman of the Board of Directors
----------------------------
Clarence D. Oberwortmann

ANDREW B. BARBER                                Vice Chairman of the Board of Directors
----------------------------
Andrew B. Barber

ROBERT P. O'MEARA                               President, Principal Executive Officer and Director
----------------------------
Robert P. O'Meara

JOHN M. O'MEARA                                 Executive Vice President, Principal Operating Officer
----------------------------                      and Director
John M. O'Meara

DONALD J. SWISTOWICZ                            Executive Vice President - Principal Financial and
----------------------------                      Accounting Officer
Donald J. Swistowicz

BRUCE S. CHELBERG                               Director
----------------------------
Bruce S. Chelberg

O. RALPH EDWARDS                                Director
----------------------------
O. Ralph Edwards

JOSEPH W. ENGLAND                               Director
----------------------------
Joseph W. England

THOMAS M. GARVIN                                Director
----------------------------
Thomas M. Garvin

ALAN M. HALLENE                                 Director
----------------------------
Alan M. Hallene

SISTER NORMA JANSSEN, O.S.F.                    Director
----------------------------
Sister Norma Janssen, O.S.F.

ROBERT E. JOYCE                                 Director
----------------------------
Robert E. Joyce

J. STEPHEN VANDERWOUDE                          Director
----------------------------
J. Stephen Vanderwoude
