Form 10-Q
period 1997-03-31
FIRST MIDWEST BANCORP INC
filed 1997-05-15
CIK 702325

================================================================================

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarter ended March 31, 1997, or

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 9, 1997, 16,660,986 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.


                     Exhibit Index is located on page 16.

                          FIRST MIDWEST BANCORP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS



Part I. FINANCIAL INFORMATION                                                                       Page
                                                                                                    ----
   Item 1. Financial Statements

     Consolidated Statements of Condition............................................................. 3

     Consolidated Statements of Income................................................................ 4

     Consolidated Statements of Cash Flows............................................................ 5

     Notes to Consolidated Financial Statements....................................................... 6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....... 9

Part II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K............................................................15

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          FIRST MIDWEST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
              (Dollar amounts in thousands except per share data)

                                                                                   March 31,    December 31,
                                                                                   1997 /(1)/    1996 /(2)/
                                                                                  -----------   ------------

Assets
 Cash and due from banks........................................................  $   134,980    $   107,595
 Federal funds sold and other short term investments............................        4,035         23,076
 Mortgages held for sale........................................................        7,486         13,492
 Securities available for sale, at market value.................................      699,990        770,256
 Securities held to maturity, at amortized cost.................................       19,621         21,336
 Loans..........................................................................    2,058,677      2,085,277
 Reserve for loan losses........................................................      (33,747)       (30,148)
                                                                                  -----------    -----------
 Net loans......................................................................    2,024,930      2,055,129

 Premises, furniture and equipment..............................................       49,597         49,354
 Accrued interest receivable....................................................       19,246         22,634
 Other assets...................................................................       51,863         56,366
                                                                                  -----------    -----------
 Total assets...................................................................  $ 3,011,748    $ 3,119,238
                                                                                  ===========    ===========

Liabilities
 Demand deposits................................................................  $   380,451    $   349,759
 Savings deposits...............................................................      287,828        284,317
 NOW accounts...................................................................      279,931        282,016
 Money market deposits..........................................................      230,533        239,027
 Time deposits..................................................................    1,090,521      1,105,548
                                                                                  -----------    -----------
   Total deposits...............................................................    2,269,264      2,260,667

 Short-term borrowings..........................................................      451,018        493,142
 Accrued interest payable.......................................................        9,823         10,430
 Other liabilities..............................................................       23,554         92,859
                                                                                  -----------    -----------
 Total liabilities..............................................................    2,753,659      2,857,098
                                                                                  -----------    -----------

Stockholders' equity
 Preferred stock, no par value: 1,000,000 shares authorized, none issued........          ---            ---
 Common stock, $.01 par value: 30,000,000 shares authorized; 17,509,114 shares issued; 16,697,260 and 16,906,540 outstanding at March 31, 1997 and
    December 31, 1996, respectively.............................................          167            169
 Additional paid-in capital.....................................................       56,922         57,084
 Retained earnings..............................................................      222,897        217,522
 Unrealized net (depreciation) on securities, net of tax........................       (3,292)          (540)
 Treasury stock, at cost: 811,854 and 602,574 shares at March 31, 1997
   and December 31, 1996, respectively..........................................      (18,605)       (12,095)
                                                                                  -----------    -----------
 Total stockholders' equity.....................................................      258,089        262,140
                                                                                  -----------    -----------
 Total liabilities and stockholders' equity.....................................  $ 3,011,748    $ 3,119,238
                                                                                  ===========    ===========

-----------------------

See notes to consolidated financial statements.
/(1)/  Unaudited
/(2)/ Audited - See December 31, 1996 Form 10-K for Auditors' Report.

                          FIRST MIDWEST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)

                                                            Three months ended
                                                              March 31, /(1)/
                                                         -------------------------
                                                            1997           1996
                                                         ----------     ----------
Interest Income
Loans..................................................  $   45,525     $   46,194
Securities available for sale..........................      11,668         11,805
Securities held to maturity............................         321            423
Funds sold and other short-term investments............         385            761
                                                         ----------     ----------
  Total interest income................................      57,899         59,183
                                                         ----------     ----------
Interest Expense
Deposits...............................................      20,321         21,436
Short-term borrowings..................................       6,287          8,347
                                                         ----------     ----------
  Total interest expense...............................      26,608         29,783
                                                         ----------     ----------
  Net interest income..................................      31,291         29,400

Provision for Loan Losses..............................       2,078            859
                                                         ----------     ----------
  Net interest income after provision for loan losses..      29,213         28,541
                                                         ----------     ----------


Noninterest Income
Service charges on deposit accounts....................       2,638          2,338
Trust and investment management fees income............       1,632          1,623
Other service charges, commissions and fees............       1,581          1,387
Mortgage banking revenues..............................       1,279            915
Security gains, net....................................         365             76
Other income...........................................         966            571
                                                         ----------     ----------
  Total noninterest income.............................       8,461          6,910
                                                         ----------     ----------
Noninterest Expense
Salaries and wages.....................................      10,183          9,955
Retirement and other employee benefits.................       2,649          2,550
Occupancy expense of premises..........................       2,002          1,700
Equipment expense......................................       1,515          1,459
Computer processing expense............................       1,618          1,590
Advertising and promotions.............................         886            736
Professional services..................................         707          1,263
Acquisition credit.....................................         ---           (324)
Other expenses.........................................       4,209          4,224
                                                         ----------     ----------
  Total noninterest expense............................      23,769         23,153
                                                         ----------     ----------

Income before income tax expense.......................      13,905         12,298
Income tax expense.....................................       5,179          4,373
                                                         ----------     ----------
  Net Income...........................................  $    8,726     $    7,925
                                                         ==========     ==========

  Net Income per share.................................  $     0.52     $     0.46
  Cash dividends declared per share....................  $     0.20     $     0.17
  Weighted average shares outstanding..................  16,767,413     17,120,023
                                                         ==========     ==========

----------------
See notes to consolidated financial statements.
/(1)/  Unaudited

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                                                                   Three months ended
                                                                                                    March 31, /(1)/
                                                                                                 ----------------------
                                                                                                   1997         1996
                                                                                                 ---------    ---------
Operating Activities
    Net income ..............................................................................    $   8,726    $   7,925
    Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses ...........................................................        2,078          859
        Provision for depreciation ..........................................................        1,535        1,522
        Net (accretion) of securities available for sale premiums and discounts .............         (465)      (1,378)
        Net amortization (accretion) of securities held to maturity premiums and discounts ..            2          (15)
        Net gains on securities available for sale transactions .............................         (365)         (76)
        Net gains on sales of premises, furniture and equipment .............................         (191)         (28)
        Net decrease in deferred income taxes ...............................................         (688)        (174)
        Net amortization of purchase accounting adjustments, goodwill, & other intangibles ..          575          457

        Changes in operating assets and liabilities:
            Net decrease (increase) in loans held for sale ..................................        6,006       (2,908)
            Net decrease in accrued interest receivable .....................................        3,388        4,390
            Net decrease (increase) in other assets .........................................        7,512       (2,672)
            Net (decrease) in accrued interest payable ......................................         (607)      (1,284)
            Net (decrease) increase in other liabilities ....................................      (69,305)       1,420
                                                                                                 ---------    ---------
                Net cash (used) provided by operating activities ............................      (41,799)       8,038
                                                                                                 ---------    ---------

Investing Activities
Securities available for sale:
    Proceeds from sales .....................................................................      120,543      415,430
    Proceeds from maturities, calls and paydowns ............................................       73,224      209,700
    Purchases ...............................................................................     (127,184)    (572,926)

Securities held to maturity:
    Proceeds from maturities, calls and paydowns ............................................        2,178        2,707
    Purchases ...............................................................................         (464)      (1,676)
Loans made to customers, net of principal collected .........................................       26,912          625
Proceeds from sales of foreclosed real estate ...............................................           94        1,185
Proceeds from sales of premises, furniture and equipment ....................................          102           64
Purchases of premises, furniture and equipment ..............................................       (1,709)      (1,301)
                                                                                                 ---------    ---------
    Net cash provided by investing activities ...............................................       93,696       53,808
                                                                                                 ---------    ---------

Financing Activities
Net increase (decrease) in deposit accounts .................................................        8,597      (23,081)
Net (decrease) in short-term borrowings .....................................................      (42,124)     (39,519)
Purchases of treasury stock .................................................................       (7,687)      (2,266)
Cash dividends ..............................................................................       (3,353)      (2,890)
Exercise of stock options ...................................................................        1,014          958
                                                                                                 ---------    ---------
    Net cash used by financing activities ...................................................      (43,553)     (66,798)
                                                                                                 ---------    ---------
    Net increase (decrease) in cash and cash equivalents ....................................        8,344       (4,952)
    Cash and cash equivalents at beginning of period ........................................      130,671      149,263
                                                                                                 ---------    ---------
    Cash and cash equivalents at end of period ..............................................    $ 139,015    $ 144,311
                                                                                                 =========    =========

Supplemental disclosures:
    Interest paid to depositors and creditors ...............................................    $  27,215    $  31,066
    Income taxes paid .......................................................................        1,538        1,402
    Non-cash transfers to foreclosed real estate from loans .................................        1,209        2,350
    Non-cash transfers to securities available for sale from loans ..........................          ---      141,164
                                                                                                 =========    =========

See notes to consolidated financial statements.

/(1)/  Unaudited

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of First Midwest Bancorp, Inc. ("First Midwest") have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires Management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In addition, certain reclassifications have been made to the 1996 data to conform to the 1997 presentation. All common stock and per share data have been adjusted to reflect the 5-for-4 stock split affected in the form of a stock dividend which was paid in December, 1996. For further information with respect to significant accounting policies followed by First Midwest in the preparation of its consolidated financial statements, refer to First Midwest's Annual Report on Form 10-K for the year ended December 31, 1996.

Earnings Per Share - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 ("FASB No. 128"), "Earnings Per Share" which provides new accounting guidelines governing the computation of earnings per share effective for financial statement periods ending after December 15, 1997. At that time, all public companies will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements of FASB No. 128, the primary ("basic") earnings per share calculation will exclude the dilutive effect of all common stock equivalents. Further, FASB No. 128 requires additional disclosures including dual presentation of basic and diluted earnings per share on the face of the Statement of Income. Under FASB No. 128, First Midwest's calculation of basic earnings per share for the quarters ending March 31, 1997 and 1996 was $.52 and $.46 per share, respectively, reflecting no change from the current accounting guidelines. FASB No. 128 is not anticipated to have a material effect on First Midwest's calculation of diluted earnings per share for these quarters.

2. ACQUISITION

On December 20, 1995, First Midwest acquired CF Bancorp, Inc. ("CF"), whose principal subsidiary was Citizens Federal Savings Bank ("Citizens Federal"). This transaction was accounted for as a pooling of interests and 1,675 shares were issued to CF stockholders.

Coincident with the acquisition, First Midwest recorded $4,887 in costs consisting of $4,339 in acquisition expenses and $548 in provisions for loan losses incident to conforming Citizen Federal's credit policies to First Midwest's. The acquisition expenses, certain of which are nondeductible for income tax purposes, were recorded through the establishment of a reserve, the balance of which totaled $624 as of March 31, 1997.

During the first quarter of 1997 the acquisition reserve was reduced by $226 representing severance payments to former Citizens Federal executives and employees. Citizens Federal converted to a bank and was merged with First Midwest Bank, N.A. in the fourth quarter of 1996.

3. SECURITIES

Securities Available for Sale - The amortized cost and market value of securities available for sale at March 31, 1997 and December 31, 1996 are as follows:

                                                              Securities Available for Sale
                                  --------------------------------------------------------------------------------------
                                               March 31, 1997                              December 31, 1996
                                  ---------------------------------------     ------------------------------------------
                                              Gross      Gross                             Gross       Gross
                                  Amortized Unrealized Unrealized  Market     Amortized  Unrealized  Unrealized   Market
                                     Cost     Gains      Losses    Value        Cost       Gains       Losses     Value
                                  --------- ---------- ----------  ------     ---------  ----------  ----------  --------
U.S. Treasury securities.......   $ 65,550    $    5    $  (292)  $ 65,263     $ 65,592    $  314     $    (2)   $ 65,904
U.S. Agency securities.........    323,378        51     (3,462)   319,967      356,491       607      (1,527)    355,571
Mortgage-backed securities.....    314,283     1,259     (3,004)   312,538      347,287     1,454      (1,731)    347,010
State and municipal
 securities....................      1,012        14        ---      1,026          ---       ---         ---         ---
Other securities...............      1,162        34        ---      1,196        1,771       ---         ---       1,771
                                  --------    ------    -------   --------     --------    ------     -------    --------
   Total.......................   $705,385    $1,363    $(6,758)  $699,990     $771,141    $2,375     $(3,260)   $770,256
                                  ========    ======    =======   ========     ========    ======     =======    ========


Securities Held to Maturity - The amortized cost and market value of securities held to maturity at March 31, 1997 and December 31, 1996 are as follows:


                                                              Securities Held to Maturity
                                  --------------------------------------------------------------------------------------
                                               March 31, 1997                              December 31, 1996
                                  ---------------------------------------     ------------------------------------------
                                              Gross      Gross                             Gross       Gross
                                  Amortized Unrealized Unrealized  Market     Amortized  Unrealized  Unrealized   Market
                                     Cost     Gains      Losses    Value        Cost       Gains       Losses     Value
                                  --------- ---------- ----------  ------     ---------  ----------  ----------  --------
U.S. Treasury securities.......   $  1,001    $    2    $    (5)  $    998     $    929    $    -     $     -    $    929
State and municipal
 securities....................      7,254       133         (8)     7,379        9,135       132         (28)      9,239
Other securities...............     11,366        16         (1)    11,381       11,272        16           -      11,288
                                  --------    ------    -------   --------     --------    ------     -------    --------
   Total.......................   $ 19,621    $  151    $   (14)  $ 19,758     $ 21,336    $  148     $   (28)   $ 21,456
                                  ========    ======    =======   ========     ========    ======     =======    ========

4. LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:


                                                                              March 31,         December 31,
                                                                                 1997               1996
                                                                             ----------         ------------
   Commercial and industrial............................................     $   564,920         $   571,181
   Agricultural.........................................................          40,705              48,461
   Direct home equity...................................................         159,196             157,174
   Other direct installment.............................................          75,418              78,402
   Indirect installment.................................................         402,991             413,680
   Real estate - 1-4 family.............................................         186,608             189,000
   Real estate - commercial.............................................         509,077             494,835
   Real estate - construction...........................................         114,659             122,504
   Other................................................................           5,103              10,040
                                                                             -----------         -----------
   Total................................................................     $ 2,058,677         $ 2,085,277
                                                                             ===========         ===========

5.  RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

Transactions in the reserve for loan losses for the three months ended March 31, 1997 and 1996 are summarized below:


                                                          Three months ended
                                                               March 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
  Balance at beginning of period......................... $ 30,148   $ 29,194
  Provision for loan losses..............................    2,078        859

   Loans charged-off.....................................   (3,066)    (2,670)
   Recoveries of loans previously charged-off............    4,587        693
                                                          --------   --------
     Net loan recoveries/(charge-offs)...................    1,521     (1,977)
                                                          --------   --------
Balance at end of period................................. $ 33,747   $ 28,076
                                                          ========   ========


Information with respect to impaired loans at March 31, 1997 and 1996 is provided below:


                                                                             March 31,
                                                                        ------------------
                                                                          1997       1996
                                                                        -------    -------
Recorded Investment in Impaired Loans:
  Recorded investment requiring specific loan loss reserves /(1)/.....  $ 2,861    $ 7,767
  Recorded investment not requiring specific loan loss reserves.......    7,714      9,709
                                                                        -------    -------
   Total recorded investment in impaired loans.........................  $10,575    $17,476
                                                                        =======    =======
Specific loan loss reserve related to impaired loans..................  $ 1,647    $ 2,200
                                                                        =======    =======

/(1)/ These impaired loans require a specific reserve allocation because the value of the loans are less than the recorded investments in the loans.

For the three months ended March 31, 1997 and 1996, the average recorded investment in impaired loans was approximately $11,187 and $17,700, respectively.

6.  CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business at March 31, 1997. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

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

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for three months ended March 31, 1997 as compared to the same period in 1996. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as First Midwest's 1996 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the full year of 1997.

                            Summary of Performance

Net income for the first quarter increased to $8,726, or $.52 per share from last year's first quarter of $7,925, or $.46 per share representing an increase of 13% on a per share basis.

Return on average assets was 1.17% for the first quarter of 1997 as compared to 1.02% for the same quarter in 1996. Return on average stockholders' equity was 13.66% for the first quarter of 1997, as compared to 12.66% for the same 1996 quarter.

                              Net Interest Income

Net interest income on a tax equivalent basis totaled $31,889 for the first quarter of 1997, representing an increase of $1,863 or 6.2% over the year-ago quarter totaling $30,026. As shown in the Volume/Rate Analysis on page 10, the improvement in net interest income is attributable to reduced interest income of $1,312 net of lower interest expense of $3,175. The net interest margin for the first quarter of 1997 increased to 4.57% as compared to 4.13% for the same period in 1996. The advancement in net interest margin is primarily due to higher yields on earning assets coupled with decreasing interest costs for paying liabilities.

As shown in the Volume/Rate Analysis, the $1,312 decrease in interest income for the quarter is largely attributable to volume and interest rate variances on the loan portfolio, totaling to a net decline of $685. The majority of the securities portfolio interest income variance resulted from securities volumes, which decreased by $74,298 in the current quarter as compared to the like quarter last year and was partially offset by higher rates. Such decrease resulted in the re-deployment of securities fundings into reductions of more expensive short term borrowings.

The $3,175 decrease in interest expense resulted from decreases in both volumes of and rates on interest bearing liabilities. A major contributor to the reduction in interest expense occurred in lower volumes and rates on higher yielding money market and time deposits reflecting a shift in deposit mix to lower costing savings and NOW deposits. Short term borrowing balances decreased in the first quarter of 1997 by $128,870 from year ago levels as discretionary funding needs declined as discussed above.

Volume/Rate Analysis

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 1997 and 1996. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                                    Three Months Ended March 31, 1997 and 1996
                                        -------------------------------------------------------------------
                                                                                    Average Interest
                                                 Average Balances                   Rates Earned/Paid
                                        -----------------------------------  ------------------------------
                                                                                                     Basis
                                                                  Increase                          Points
                                           1997        1996      (Decrease)    1997       1996     Inc/(Dec)
                                        ----------   ---------   ----------  ---------  ---------  ---------
Federal funds sold and other
  short-term investments..............  $   15,173      12,608        2,565       5.77%      6.25%     (0.48%)
Mortgages held for sale...............       8,749      25,016      (16,267)      7.83%      9.07%     (1.24%)
Securities available for sale (1).....     719,274     785,134      (65,860)      6.85%      6.28%      0.57%
Securities held to maturity (1).......      18,533      26,971       (8,438)      8.29%      7.80%      0.49%
Loans, net of unearned discount (1)...   2,066,492   2,072,933       (6,441)      8.95%      8.98%     (0.03%)
                                        ----------   ---------   ----------  ---------  ---------  ---------

  Total interest-earning assets (1)...  $2,828,221   2,922,662      (94,441)      8.39%      8.23%      0.16%
                                        ==========   =========   ==========  =========  =========  =========

Savings deposits......................  $  285,986     247,121       38,865       2.50%      2.13%      0.37%
NOW accounts..........................     276,398     261,473       14,925       2.32%      2.32%      0.00%
Money market deposits.................     233,791     278,943      (45,152)      3.43%      3.67%     (0.24%)
Time deposits.........................  1,095,376   1,115,611      (20,235)      5.55%      5.79%     (0.24%)
Short-term borrowings.................     481,375     610,245     (128,870)      5.30%      5.50%     (0.20%)
                                        ----------   ---------   ----------  ---------  ---------  ---------

  Total interest-bearing liabilities..  $2,372,926   2,513,393     (140,467)      4.55%      4.77%     (0.22%)
                                        ==========   =========   ==========  =========  =========  =========

  Net interest margin/income /(1)/....                                            4.57%      4.13%      0.44%
                                                                             =========  =========  =========


                                                     Interest                    Increase/(Decrease) in
                                                  Income/Expense             Interest Income/Expense Due to:
                                        -----------------------------------  -------------------------------
                                                                  Increase
                                           1997        1996      (Decrease)   Volume      Rate       Total
                                        ----------   ---------   ----------  ---------  ---------  ---------

Federal funds sold and other
  short-term investments..............  $      216         196           20  $      35        (15)        20
Mortgages held for sale...............         169         564         (395)      (324)       (71)      (395)
Securities available for sale (1).....      12,143      12,251         (108)    (4,626)     4,518       (108)
Securities held to maturity (1).......         379         523         (144)      (175)        31       (144)
Loans, net of unearned discount (1)...      45,590      46,275         (685)      (145)      (540)      (685)
                                        ----------   ---------   ----------  ---------  ---------  ---------

  Total interest-earning assets (1)...  $   58,497      59,809       (1,312) $  (5,235)     3,923     (1,312)
                                        ==========   =========   ==========  =========  =========  =========

Savings deposits......................  $    1,761       1,310          451    $   222        229        451
NOW accounts..........................       1,580       1,511           69         85        (16)        69
Money market deposits.................       1,979       2,548         (569)      (391)      (178)      (569)
Time deposits.........................      15,001      16,067       (1,066)      (287)      (779)    (1,066)
Short-term borrowings.................       6,287       8,347       (2,060)    (1,697)      (363)    (2,060)
                                        ----------   ---------   ----------  ---------  ---------  ---------

  Total interest-bearing liabilities..  $   26,608      29,783       (3,175) $  (2,068)    (1,107)    (3,175)
                                        ==========   =========   ==========  =========  =========  =========

  Net interest margin/income /(1)/....  $   31,889      30,026        1,863  $  (3,167)     5,030      1,863
                                        ==========   =========   ==========  =========  =========  =========

(1)  Interest income and yields are presented on a tax-equivalent basis.

                              Noninterest Income

Noninterest income totaled $8,461 for the quarter ended March 31, 1997, as compared to $6,910 for the same period in 1996. Exclusive of net security gains which totaled $365 for the three months as compared to $76 for the like period in 1996, noninterest income increased by $1,262 or 18.5% with every major component of operating income contributing to the increase.

The $300 increase in service charges on deposit accounts was essentially attributable to a higher volume of NSF fees. Other service charges, commissions and fees added $194 from higher merchant credit card fees and credit life insurance premiums. The $364 improvement in mortgage banking revenues was primarily due to gains from sales of loans and servicing. Other income for the quarter ended March 31, 1997, was $395 in excess of the like period in 1996 due primarily to growth in ATM revenues of $248.

                              Noninterest Expense

Noninterest expense totaled $23,769 for the quarter ended March 31, 1997, increasing by $616 from the same period in 1996. Exclusive of a $324 acquisition credit recorded during the first quarter of 1996, noninterest expense increased by a nominal $292, or 1.2% increase from the same quarter in 1996.

Salaries and wages and retirement and other employee benefits increased to a combined $12,832 for the first quarter of 1997 from the same period in 1996 for an increase of $327, or 2.6%. The majority of such increase is attributable to general 4% merit raises effective January 1997 offset by decreases in temporary help and employee insurance costs.

Occupancy expense increased to $2,002 for the first quarter of 1997 from $1,700 for the same period in 1996 and reflects the costs of four additional branches which were established in the second half of 1996.

Equipment expense and computer processing expense increased by $84 or 2.7% in the first quarter of 1997 as compared to the like period in 1996. Such increase reflects continuing general efficiencies and cost stabilizations being realized from the 1995 Companywide restructuring.

In part offsetting the impact of the above referenced increases was a decline in professional services of $556 in the first quarter of 1997 resulting from less legal and professional fees incurred primarily related to the resolution of litigation referred to in Note 6 to the consolidated financial statements and fees related to the whole loan purchase consummated in the fourth quarter of 1996. Additionally, other expenses declined by $15 in which such decreases were spread among various categories of miscellaneous expense.

The efficiency ratio for the quarter ended March 31, 1997 was 59.10% as compared to the 1996 first quarter ratio of 63.42%. The improvement in the 1997 efficiency ratio reflects well-controlled noninterest expenses and the realization of cost benefits from the 1995 Companywide restructuring.

                              Income Tax Expense

Income tax expense totaled $5,179 for the quarter ended March 31,1997, increasing from $4,373 for the same period in 1996 and reflects effective income tax rates of 37.2% and 35.6% respectively. The increase in effective tax rate is primarily attributable to decreases in federal and state tax exempt income in the 1997 quarter.

                Nonperforming Assets and 90 Day Past Due Loans

At March 31, 1997, nonperforming assets totaled $19,631 and loans past due 90 days or more and still accruing totaled $3,720. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing, as of the close of the last five calendar quarters:

                                                   1997                       1996
Nonperforming Assets and                         ---------  ---------------------------------------
90 Day Past Due Loans                            March 31   Dec. 31   Sept. 30   June 30   March 31
-----------------------------------------------  ---------  --------  ---------  --------  --------
Nonaccrual loans...............................   $12,830   $10,448    $11,435   $10,790    $11,428
Renegotiated loans.............................       ---       ---      7,876     7,760      7,963
                                                  -------   -------    -------   -------    -------
  Total nonperforming loans....................    12,830    10,448     19,311    18,550     19,391

Foreclosed real estate.........................     6,801     5,811      5,587     5,393      5,779
                                                  -------   -------    -------   -------    -------

  Total nonperforming assets...................   $19,631   $16,259    $24,898   $23,943    $25,170
                                                  =======   =======    =======   =======    =======

  % of total loans plus foreclosed real estate.      0.95%     0.78%      1.24%     1.21%      1.29%
                                                  =======   =======    =======   =======    =======

90 days past due loans accruing interest.......   $ 3,720   $ 3,982    $ 4,998   $ 4,318    $ 8,206
                                                  =======   =======    =======   =======    =======

Nonaccrual loans, totaling $12,830 at March 31, 1997 are comprised of commercial and agricultural loans (64%), real estate loans (30%) and consumer loans (6%). Foreclosed real estate, totaling $6,801 at March 31, 1997, primarily represents commercial real estate properties.

First Midwest's disclosure with respect to impaired loans is contained in Note 5 to the consolidated financial statements, located on page 8.

                     Provision and Reserve for Loan Losses

Transactions in the reserve for loan losses during the three months ended March 31, 1997 and 1996 are summarized in the following table:

                                                                            Three months ended
                                                                                March 31,
                                                                            ------------------
                                                                             1997       1996
                                                                            -------    -------
Balance at beginning period...........................................      $30,148    $29,194
  Provision for loan process..........................................        2,078        859

  Loans charged of....................................................       (3,066)    (2,670)
  Recoveries of loans previously charged-off..........................        4,587        693
                                                                            -------    -------
     Net loan recoveries/(charge-offs)................................        1,521     (1,977)
                                                                            -------    -------
Balance at end of period..............................................      $33,747    $28,076
                                                                            =======    =======

The provision for loan losses charged to operating expense for the first quarter of 1997 totaled $2,078 as compared to $859 for the same quarter in 1996. The amount of the provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values, and Management's assessment of current and prospective economic conditions. Loan recoveries, net of charge-offs, for the quarter totaled $1,521, or 0.30% of average loans in 1997 as compared to 1996 net charge-offs of $1,977, or 0.38%. A major component of loan recoveries for the first quarter of 1997 was a $4,050 litigation settlement, refer to Note 6 to the consolidated financial statements located on Page 8.

The reserve for loan losses at March 31, 1997 was comprised of three parts: allocated for specific impaired loans, $1,647; allocated for general segments of unimpaired loans, $7,633; and unallocated, $24,467. That part of the reserve allocated for specific impaired loans is discussed in Note 5 to the consolidated financial statements located on page 8. That part of the reserve allocated for unimpaired general loan segments represents First Midwest's best judgement as to potential loss exposure based upon both historical loss trends as well as loan ratings and qualitative evaluations of such segments. The unallocated portion of the reserve is that part not allocated to either a specific loan on which loss is anticipated or allocated to general segments of the unimpaired loan portfolio.

At March 31, 1997, the reserve for loan losses totaled $33,747, or 1.64% of total loans outstanding as compared to $28,076, or 1.45% at March 31, 1996. Such reserve level is considered adequate in relation to the estimated risk of future losses within the loan portfolio.

The distribution of the loan portfolio is presented in Note 4 to the consolidated financial statement located on page 7. The loan portfolio, which contains no sub prime credit nor consumer credit card loans, consists dominantly of loans originated by First Midwest from its primary markets and generally represents credit extension to multi-relationship customers.

                                    Capital

The table below compares First Midwest's capital structure to the minimum capital ratios required by its primary regulator, the Federal Reserve Board ("FRB"). Also provided is a comparison of capital ratios for First Midwest's national banking subsidiary, First Midwest Bank, N.A. ("FMB, N.A."), to its primary regulator, the Office of the Comptroller of the Currency ("OCC)". Both First Midwest and FMB, N.A. are subject to the minimum capital ratios defined by banking regulators pursuant to the FDIC Improvement Act ("FDICIA") and have capital measurements well in excess of the minimums required by their respective bank regulatory authorities to be considered "well-capitalized" which is the highest capital category established under the FDICIA.


Capital Measurements - FRB/OCC
------------------------------

                                                                        As of March 31, 1997
                                       -------------------------------------------------------------------------------------
                                        Bank Holding Company                   National Bank
                                        ---------------------  ----------------------------------------          Minimum
                                                    Minimum                              Minimum                   Well-
                                         First      Required                             Required               Capitalized
                                        Midwest       FRB           FMB, N.A.              OCC                     FDICIA
                                       ---------  -----------  ---------------------  -----------------    -----------------
Tier 1 capital to risk-based assets..    10.73%      4.00%             9.27%               4.00%                    6.00%
Total capital to risk-based assets...    11.98%      8.00%            10.52%               8.00%                   10.00%
Leverage ratio.......................     8.28%      3.00%             7.15%               3.00%                    5.00%
                                       =========  ===========  =====================  =================    =================

                                   Dividends

First Midwest's strong capital position has allowed it to increase its quarterly dividend five times during the last four years including twice in 1996. The following table summarizes the dividend increases declared during the years 1994 through 1996:

                                                           Quarterly Rate
               Date                                          Per Share *                                % Increase
------------------------------------            -----------------------------------            -----------------------------
           November 1996                                        $.20                                      18%
           February 1996                                        $.17                                      13%
           February 1995                                        $.15                                      15%
           February 1994                                        $.13                                      13%

     * Adjusted for the 5-for-4 stock split paid in December 1996

                           FORWARD LOOKING STATEMENTS

The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-Q contain various "forward looking statements" within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended, which represents First Midwest's expectations and beliefs concerning future events including, but not limited to, the following: the impact of the settlement proceeds from a law suit on loan loss provisioning and loan loss reserve levels going forward; the impact of the 1995 plan of restructuring on its financial performance and future growth; Management's assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions.

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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At First Midwest's Annual Meeting of Shareholders held on April 16, 1997, the following matter was submitted to vote:


                                                    Number of Shares Voted /(1)/
                                               -------------------------------------
                                                                          % of Votes
                                                  For          Abstain        Cast

                                               ----------      ------     ----------
Election of three directors:
    Bruce S. Chelberg........................  13,578,588      178,857        98.7%
    Joseph W. England........................  13,578,588      178,857        98.7%
    Robert P. O'Meara........................  13,611,466      145,980        98.9%

/(1)/  Represents 82% of shares outstanding



                          PART II.  OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits - See Exhibit Index appearing on page 16.

  (b) Form 8-K - On February 11, 1997, First Midwest filed a report on Form 8-K announcing the settlement of a lawsuit against its former fidelity bond insurer, resulting in the recovery of $4,050.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          First Midwest Bancorp, Inc.
                                          --------------------------


                                          /s/ Donald J. Swistowicz
                                          --------------------------
Date:  May 12, 1997                          Donald J. Swistowicz
                                          Executive Vice President *


* Duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX



Exhibit                                                          Sequential
Number                   Description of Documents               Page Number
------                   ------------------------               -----------

 27                       Financial Data Schedule                   17