Form 10-Q
period 1997-06-30
FIRST MIDWEST BANCORP INC
filed 1997-08-14
CIK 702325

================================================================================

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarter ended JUNE 30, 1997, or

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



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    As of August 8, 1997, 16,811,556 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.


                     Exhibit Index is located on page 17.

                          FIRST MIDWEST BANCORP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                       PAGE
                                                                                                    ----
     Consolidated Statements of Condition........................................................    3

     Consolidated Statements of Income...........................................................    4

     Consolidated Statements of Cash Flows.......................................................    5

     Notes to Consolidated Financial Statements..................................................    6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..    9

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.......................................................   16

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          FIRST MIDWEST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
              (Dollar amounts in thousands except per share data)

                                                                                    JUNE 30,    DECEMBER 31,
                                                                                   1997 /(1)/    1996 /(2)/
                                                                                  ------------  -------------
ASSETS
 Cash and due from banks........................................................  $   166,949    $   107,595
 Federal funds sold and other short term investments............................        4,236         23,076
 Mortgages held for sale........................................................        8,103         13,492
 Securities available for sale, at market value.................................      808,134        770,256
 Securities held to maturity, at amortized cost.................................       19,856         21,336
 Loans..........................................................................    2,041,225      2,085,277
 Reserve for loan losses........................................................      (33,292)       (30,148)
                                                                                  -----------    -----------
 Net loans......................................................................    2,007,933      2,055,129

 Premises, furniture and equipment..............................................       51,067         49,354
 Accrued interest receivable....................................................       23,292         22,634
 Other assets...................................................................       61,095         56,366
                                                                                  -----------    -----------
 TOTAL ASSETS...................................................................  $ 3,150,665    $ 3,119,238
                                                                                  ===========    ===========

LIABILITIES
 Demand deposits................................................................  $   387,725    $   349,759
 Savings deposits...............................................................      284,705        284,317
 NOW accounts...................................................................      287,171        282,016
 Money market deposits..........................................................      234,398        239,027
 Time deposits..................................................................    1,083,202      1,105,548
                                                                                  -----------    -----------
   Total deposits...............................................................    2,277,201      2,260,667

 Short-term borrowings..........................................................      565,165        493,142
 Accrued interest payable.......................................................       10,013         10,430
 Other liabilities..............................................................       30,492         92,859
                                                                                  -----------    -----------
 TOTAL LIABILITIES..............................................................    2,882,871      2,857,098
                                                                                  -----------    -----------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value: 1,000,000 shares authorized, none issued........          ---            ---
 Common stock, $.01 par value: 30,000,000 shares authorized; 17,506,385 shares issued; 16,640,775 and 16,906,540 outstanding at June 30, 1997 and
    December 31, 1996, respectively.............................................          167            169
 Additional paid-in capital.....................................................       56,711         57,084
 Retained earnings..............................................................      228,572        217,522
 Unrealized net appreciation/(depreciation) on securities, net of tax...........        2,670           (540)
 Treasury stock, at cost: 865,610 and 602,574 shares at June 30, 1997
   and December 31, 1996, respectively..........................................      (20,326)       (12,095)
                                                                                  -----------    -----------
 TOTAL STOCKHOLDERS' EQUITY.....................................................      267,794        262,140
                                                                                  -----------    -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................  $ 3,150,665    $ 3,119,238
                                                                                  ===========    ===========

______________________________
See notes to consolidated financial statements.
/(1)/  Unaudited
/(2)/ Audited - See December 31, 1996 Form 10-K for Auditors' Report.

                          FIRST MIDWEST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)

                                                                      QUARTERS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30, /(1)/               JUNE 30, /(1)/
                                                                  ------------------------     ------------------------
                                                                     1997          1996           1997          1996
                                                                  ----------    ----------     ----------    ----------
   ...........................................................
INTEREST INCOME
Loans.........................................................   $    46,079   $    43,975    $    91,604   $    90,170
Securities available for sale.................................        11,689        13,578         23,357        25,383
Securities held to maturity...................................           308           416            629           839
Funds sold and other short-term investments...................           394           901            779         1,661
                                                                  ----------    ----------     ----------    ----------
 TOTAL INTEREST INCOME........................................        58,470        58,870        116,369       118,053
                                                                  ----------    ----------     ----------    ----------
INTEREST EXPENSE
Deposits......................................................        20,296        21,095         40,617        42,531
Short-term borrowings.........................................         6,145         7,249         12,432        15,596
                                                                  ----------    ----------     ----------    ----------
 TOTAL INTEREST EXPENSE.......................................        26,441        28,344         53,049        58,127
                                                                  ----------    ----------     ----------    ----------
 NET INTEREST INCOME..........................................        32,029        30,526         63,220        59,926

PROVISION FOR LOAN LOSSES.....................................         1,192         1,767          3,270         2,626
                                                                  ----------    ----------     ----------    ----------
 Net interest income after provision for loan losses..........        30,837        28,759         60,050        57,300
                                                                  ----------    ----------     ----------    ----------

NONINTEREST INCOME
Service charges on deposit accounts...........................         2,730         2,637          5,368         4,975
Trust and investment management fees..........................         1,731         1,605          3,363         3,228
Other service charges, commissions and fees...................         1,554         1,469          3,135         2,856
Mortgage banking revenues.....................................         1,177           803          2,456         1,718
Security gains, net...........................................          (152)          469            213           545
Other income..................................................           738           509          1,704         1,080
                                                                  ----------    ----------     ----------    ----------
 Total noninterest income.....................................         7,778         7,492         16,239        14,402
                                                                  ----------    ----------     ----------    ----------
NONINTEREST EXPENSE
Salaries and wages............................................        10,367        10,235         20,550        20,189
Retirement and other employee benefits........................         1,939         2,374          4,588         4,924
Occupancy expense of premises.................................         1,910         1,480          3,912         3,180
Equipment expense.............................................         1,487         1,370          3,002         2,829
Computer processing expense...................................         1,797         1,673          3,415         3,263
Advertising and promotions....................................           771           672          1,657         1,407
Professional services.........................................         1,959         1,514          2,667         2,777
Acquisition credit............................................           ---           ---            ---         (324)
Other expenses................................................         4,824         3,883          9,032         8,109
                                                                  ----------    ----------     ----------    ----------
 TOTAL NONINTEREST EXPENSE....................................        25,054        23,201         48,823        46,354
                                                                  ----------    ----------     ----------    ----------

Income before income tax expense..............................        13,561        13,050         27,466        25,348
INCOME TAX EXPENSE............................................         4,559         4,833          9,738         9,206
                                                                  ----------    ----------     ----------    ----------
 NET INCOME...................................................   $     9,002   $     8,217    $    17,728   $    16,142
                                                                  ==========    ==========     ==========    ==========

 NET INCOME PER SHARE.........................................   $      0.54   $      0.48    $      1.06   $      0.94
 Cash dividends declared per share............................   $      0.20   $      0.17    $      0.40   $      0.34
 Weighted average shares outstanding..........................    16,662,570    17,117,488     16,714,702    17,118,755
                                                                  ==========    ==========     ==========    ==========

_________________________
See notes to consolidated financial statements.
/(1)/  Unaudited

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                                                                    SIX MONTHS ENDED
                                                                                                     JUNE 30, /(1)/
                                                                                                 -----------------------
                                                                                                    1997         1996
                                                                                                 ---------   -----------
OPERATING ACTIVITIES
 Net income.............................................................................         $  17,728   $    16,142
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses.............................................................             3,270         2,626
  Provision for depreciation............................................................             3,065         3,390
  Net amortization (accretion) of securities available for sale premiums and discounts..               244        (1,611)
  Net amortization (accretion) of securities held to maturity premiums and discounts....                 1           (30)
  Net (gains) on securities available for sale transactions.............................              (213)         (545)
  Net (gains) on sales of premises, furniture and equipment.............................              (120)          (74)
  Net (decrease) increase in deferred income taxes......................................            (1,387)        1,120
  Net amortization of purchase accounting adjustments, goodwill, and
   other intangibles....................................................................             1,147           559

  Changes in operating assets and liabilities:
    Net decrease (increase) in loans held for sale......................................             5,389        (1,879)
    Net (increase) decrease in accrued interest receivable..............................              (658)        2,066
    Net (increase) decrease in other assets.............................................            (6,579)          814
    Net (decrease) in accrued interest payable..........................................              (417)       (2,077)
    Net (decrease) in other liabilities.................................................           (62,367)       (1,434)
                                                                                                 ---------   -----------
     NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES...................................           (40,897)       19,067
                                                                                                 ---------   -----------

INVESTING ACTIVITIES
Securities available for sale:
 Proceeds from sales....................................................................           209,151       929,584
 Proceeds from maturities, calls and paydowns...........................................           315,354       218,254
 Purchases..............................................................................          (557,153)   (1,011,300)

Securities held to maturity:
 Proceeds from maturities, calls and paydowns...........................................             3,356         4,447
 Purchases..............................................................................            (1,876)       (1,995)
Loans made to customers, net of principal collected.....................................            42,515       (40,930)
Proceeds from sales of foreclosed real estate...........................................             1,368         2,452
Proceeds from sales of premises, furniture and equipment................................               244           138
Purchases of premises, furniture and equipment..........................................            (4,820)       (3,092)
                                                                                                 ---------   -----------
 NET CASH PROVIDED BY INVESTING ACTIVITIES..............................................             8,139        97,558
                                                                                                 ---------   -----------

FINANCING ACTIVITIES
Net increase in deposit accounts........................................................            16,534        26,730
Net increase (decrease) in short-term borrowings........................................            72,023      (118,633)
Purchases of treasury stock.............................................................           (10,047)       (2,447)
Sale of treasury stock..................................................................               405           ---
Cash dividends..........................................................................            (6,681)       (5,771)
Exercise of stock options...............................................................             1,038         1,207
                                                                                                 ---------   -----------
 NET CASH USED BY FINANCING ACTIVITIES..................................................            73,272       (98,914)
                                                                                                 ---------   -----------
 Net increase in cash and cash equivalents..............................................            40,514        17,711
 Cash and cash equivalents at beginning of period.......................................           130,671       149,263
                                                                                                 ---------   -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................................         $ 171,185   $   166,974
                                                                                                 =========   ===========

Supplemental disclosures:
 Interest paid to depositors and creditors..............................................         $  53,466   $    60,204
 Income taxes paid......................................................................            13,718         7,488
 Non-cash transfers to foreclosed real estate from loans................................             1,411         3,370
 Non-cash transfers to securities available for sale from loans.........................               ---       141,164
                                                                                                 =========   ===========

_____________________________________
See notes to consolidated financial statements.
/(1)/  Unaudited

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

EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 ("FASB No. 128"), "Earnings Per Share" which provides new accounting guidelines governing the computation of earnings per share effective for financial statement periods ending after December 15, 1997. At that time, all publicly-held companies will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements of FASB No. 128, the primary ("basic") earnings per share calculation will exclude the dilutive effect of all common stock equivalents. Further, FASB No. 128 requires additional disclosures including dual presentation of basic and diluted earnings per share on the face of the Statement of Income. Under FASB No. 128, First Midwest's calculation of basic earnings per share for the quarters and six months ending June 30, 1997 and 1996 was $.54 and $.48 per share, and $1.06 and $.94 per share respectively, reflecting no change from the current accounting guidelines. FASB No. 128 is not anticipated to have a material effect on First Midwest's calculation of diluted earnings per share for these periods.

2. SECURITIES

SECURITIES AVAILABLE FOR SALE - The amortized cost and market value of securities available for sale at June 30, 1997 and December 31, 1996 are as follows:

                                                                 Securities Available for Sale
                              ------------------------------------------------------------------------------------------------------
                                              June 30, 1997                                     December 31, 1996
                              --------------------------------------------------  --------------------------------------------------
                                                  Gross       Gross                             Gross       Gross
                                Amortized      Unrealized  Unrealized    Market   Amortized  Unrealized  Unrealized       Market
                                   Cost          Gains       Losses      Value      Cost       Gains       Losses         Value
                              ---------------  ----------  -----------  --------  ---------  ----------  -----------  --------------
U.S. Treasury securities......       $ 65,508      $  157     $   (62)  $ 65,603   $ 65,592      $  314     $    (2)        $ 65,904
U.S. Agency securities........        195,971          45      (1,196)   194,820    356,491         607      (1,527)         355,571
Mortgage-backed securities....        484,468       3,276        (826)   486,918    347,287       1,454      (1,731)         347,010
State and municipal securities         55,785       2,956         ---     58,741        ---         ---         ---              ---
Other securities..............          2,026          26         ---      2,052      1,771         ---         ---            1,771
                                     --------      ------     -------   --------   --------      ------     -------         --------
 Total........................       $803,758      $6,460     $(2,084)  $808,134   $771,141      $2,375     $(3,260)        $770,256
                                     ========      ======     =======   ========   ========      ======     =======         ========


SECURITIES HELD TO MATURITY - The amortized cost and market value of securities held to maturity at June 30, 1997 and December 31, 1997 are as follows:

                                                                 Securities Held to Maturity
                              ------------------------------------------------------------------------------------------------------
                                                  June 30, 1997                                      December 31, 1996
                              --------------------------------------------------  --------------------------------------------------
                                               Gross          Gross                                  Gross        Gross
                              Amortized     Unrealized     Unrealized      Market     Amortized   Unrealized   Unrealized    Market
                                 Cost          Gains         Losses         Value       Cost        Gains        Losses      Value
                              -----------  -------------  -------------  -----------  ---------  ------------  -----------  --------
U.S. Treasury securities......   $ 1,002     $      ---       $    ---   $    1,002     $   929      $     -       $    -   $   929
State and municipal securities     6,454            212            ---        6,666       9,135          132          (28)    9,239
Other securities..............    12,400             22             (1)      12,421      11,272           16            -    11,288
                                 -------     ----------   ------------   ----------   ---------  -----------   ----------   -------
 Total........................   $19,856     $      234       $     (1)  $   20,089     $21,336      $   148       $  (28)  $21,456
                                 =======     ==========   ============   ==========   =========  ===========   ==========   =======

3. LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:

                                                                    June 30,         December 31,
                                                                     1997               1996
                                                                 -----------         ------------
  Commercial and industrial....................................  $   576,531         $    571,181
  Agricultural.................................................       43,876               48,461
  Direct home equity...........................................      165,277              157,174
  Other direct installment.....................................       74,944               78,402
  Indirect installment.........................................      387,455              413,680
  Real estate - 1-4 family.....................................      136,155              189,000
  Real estate - commercial.....................................      534,956              507,135
  Real estate - construction...................................      112,368              110,204
  Other........................................................        9,663               10,040
                                                                 -----------         ------------
  Total........................................................  $ 2,041,225         $  2,085,277
                                                                 ===========         ============

During the second quarter of 1997, First Midwest sold approximately $47,000 in 1-4 family real estate loans while retaining the mortgage servicing rights on such loans.

4.  RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

Transactions in the reserve for loan losses for the six months ended June 30, 1997 and 1996 are summarized below:

                                                                    Quarters ended           Six months ended
                                                                       June 30,                  June 30,
                                                                 -------------------        -------------------
                                                                    1997       1996           1997        1996
                                                                 --------   --------        --------   --------
Balance at beginning of period................................   $ 33,747   $ 28,076        $ 30,148   $ 29,195
Provision for loan losses.....................................      1,192      1,767           3,270      2,626
 Loans charged-off............................................     (2,568)    (1,773)         (5,634)    (4,443)
 Recoveries of loans previously charged-off...................        921        527           5,508      1,220
                                                                 --------   --------        --------   --------
   Net loans charged-off......................................     (1,647)    (1,246)           (126)    (3,223)
                                                                 --------   --------        --------   --------
Balance at end of period......................................   $ 33,292   $ 28,597        $ 33,292   $ 28,597
                                                                 ========   ========        ========   ========

Information with respect to impaired loans at June 30, 1997 and 1996 is provided below:

                                                                                                 June 30,
                                                                                          ----------------------
                                                                                            1997          1996
                                                                                          --------     ---------
Recorded Investment in Impaired Loans:
  Recorded investment requiring specific loan loss reserves /(1)/.....................    $  8,106     $  16,653
  Recorded investment not requiring specific loan loss................................      (6,278)      (10,133)
                                                                                          --------      --------
    Total recorded investment in impaired loans.......................................    $  1,828      $  6,520
                                                                                          ========      ========
Specific loan loss reserve related to impaired loans..................................    $  1,022      $  1,874
                                                                                          ========      ========

_________________________
/(1)/ These impaired loans require a specific reserve allocation because the value of the loans are less than the recorded investments in the loans.

For the six months ended June 30, 1997 and 1996, the average recorded investment in impaired loans was approximately $10,362 and $17,734 respectively.

5.  PENDING ACQUISITION

On June 20, 1997 First Midwest announced that it had entered into a definitive agreement to acquire SparBank, Incorporated, ("SparBank"). SparBank is the holding company of McHenry State Bank ("MSB"), a 4-branch bank headquartered in McHenry, Illinois. SparBank had total assets and stockholders' equity of approximately $438 million and $52 million, respectively, as of June 30, 1997. For the six months ended June 30, 1997, SparBank recorded net income of $3,134 resulting in return on average assets and stockholders equity of 1.41% and 12.38%, respectively.

Pursuant to the agreement, the transaction will be structured as a tax-free exchange and accounted for as a pooling-of-interests. Each outstanding share of SparBank's common stock, no par value, will be converted to 21.7234 shares of First Midwest common stock, $.01 par value, resulting in the issuance of 3,230,769 shares of First Midwest common stock.

The agreement, which has been approved by the Board of Directors of both companies and the shareholders of SparBank, is subject to customary regulatory approvals. First Midwest shareholder approval is not necessary. It is anticipated that the acquisition will be consummated in early fourth quarter 1997. A pre-tax merger related charge of approximately $6.5 million will be recognized in the quarter the transaction is closed that includes costs related to system conversions, elimination of excess operating capacity, professional fees, and a one-time provision to bring MSB's loan loss reserves to First Midwest's required levels. First Midwest anticipates merging MSB into its principal banking subsidiary, First Midwest Bank, N.A., in late first quarter 1998.

6.  CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business at June 30, 1997. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarter and six months ended June 30, 1997 as compared to the same periods in 1996. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as First Midwest's 1996 Annual Report on Form 10-K. Results of operations for the quarters and six months ended June 30, 1997 are not necessarily indicative of results to be expected for the full year of 1997.

                            SUMMARY OF PERFORMANCE
Net Income
----------

Net income for the second quarter of 1997 increased to $9,002 or $.54 per share from $8,217, or $.48 per share in the like quarter of 1996, representing an increase of 12.5% on a per share basis. Net income for the six months ended June 30, 1997, totaled $17,728, or $1.06 per share from $16,142, or $.94 per share for the like period in 1996, representing a 12.8% increase per share.

Return on Average Assets and Stockholders' Equity
-------------------------------------------------

Return on average assets was 1.21% for the second quarter of 1997 as compared to 1.06% for the same quarter in 1996. Return on average assets was 1.19% for the six months ended June 30, 1997, as compared to 1.04% for the same period in 1996.

Return on average stockholders' equity was 13.79% for the second quarter of 1997, as compared to 13.03% for the same quarter in 1996. Return on average stockholders equity was 13.71% for the six months ended June 30, 1997, as compared to 12.85% for the same period in 1996.

                              NET INTEREST INCOME

Net interest income on a tax equivalent basis totaled $32,759 for the second quarter of 1997, representing an increase of $1,680 or 5% over the year-ago quarter totaling $31,079. As shown in the Volume/Rate Analysis on page 10, the improvement in net interest income is comprised of reduced interest income of $223 net of lower interest expense of $1,903. The net interest margin for the second quarter of 1997 increased to 4.70% as compared to 4.33% for the same period in 1996. The improvement in net interest margin is primarily due to a combination of a more profitable asset mix with the yield on interest earning assets improving by 22 basis points and a stable cost of fund with the rates paid on interest bearing liabilities dropping by 3 basis points. Further, declining dependance on wholesale funding as well as a reduction in higher rate certificates of deposits contributed to the reduction in funding costs.

As shown in the Volume/Rate Analysis, the $223 decrease in interest income for the quarter is largely attributable to volume variances in the securities available for sale portfolio, which declined by $136,512 in the current quarter as compared to the like quarter last year. Such decrease resulted in the re-deployment of securities fundings into reductions of more expensive short term borrowings. Offsetting the reduced volumes in the securities portfolio is the increased volumes and interest rates on the loan portfolio, totaling to a net improvement of $2,096 to interest income. Loans increased by $65 million and represented 73% of total earning assets for the second quarter of 1997 as compared to 68% for the 1996 quarter. Such volume growth contributed $1,484 of the $2,096 in interest income with the remaining $612 being due to higher average interest rates earned on the portfolio. Were it not for the second quarter 1997 sale of $47,000 in 1-4 family residential loans, the current quarter would have reflected an increase in average loan levels of approximately $112,000, reflecting growth in core lending.

The $1,903 decrease in interest expense resulted from reduced volumes of interest bearing liabilities which declined by $162 million for the second quarter of 1997 as compared to the year-ago quarter. The most significant changes impacting the decrease in interest expense occurred in lower volumes on higher yielding money market, time deposits and short-term borrowings, which were partly offset by higher rates on short-term borrowings. The change in volume levels reflects a shift in deposit mix to lower cost savings deposits. Short-term borrowing balances declined in the second quarter of 1997 by $103 million from year ago levels with reduced discretionary funding needs on which the rates increased commensurate with short-term market interest rates.

For the six month period ended June 30, 1997, net interest margin increased to 4.64% from 4.23% for 1996. The Volume/Rate Analysis for the six months ended June 30, 1997 as compared to the like 1996 period is presented on page 11.

VOLUME/RATE ANALYSIS

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended June 30, 1997 and 1996. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                                                              QUARTERS ENDED JUNE 30, 1997 AND 1996
                                                       ----------------------------------------------------------------------------
                                                                                                           AVERAGE INTEREST
                                                                  AVERAGE  BALANCES                        RATES EARNED/PAID
                                                       --------------------------------------   -----------------------------------
                                                                                                                         BASIS
                                                                                  INCREASE                               POINTS
                                                           1997        1996      (DECREASE)       1997      1996        INC/(DEC)
                                                       ------------ ----------- -------------   --------- --------- ---------------
 Federal funds sold and other short-term investments..  $   14,452      18,082       (3,630)       5.58%     6.78%          (1.20)%
 Mortgages held for sale..............................       9,651      22,757      (13,106)       8.02%    10.53%          (2.51)%
 Securities available for sale (1)....................     722,945     859,457     (136,512)       6.83%     6.53%           0.30 %
 Securities held to maturity (1)......................      18,513      24,879       (6,366)       7.47%     8.34%          (0.87)%
 Loans, net of unearned discount (1)..................   2,027,895   1,962,445       65,450        9.13%     9.03%           0.10 %
                                                        ----------   ---------    ----------    ---------  ----------     ---------

  Total interest-earning assets (1)...................  $2,793,456   2,887,620      (94,164)       8.50%     8.28%           0.22 %
                                                        ==========   =========    ==========    =========  ==========     =========


 Savings deposits.....................................  $  285,809     259,450       26,359        2.52%     2.18%           0.34 %
 NOW accounts.........................................     302,292     314,262      (11,970)       2.32%     2.34%          (0.02)%
 Money market deposits................................     228,296     266,683      (38,387)       3.57%     3.56%           0.01 %
 Time deposits........................................   1,073,934   1,108,726      (34,792)       5.50%     5.62%          (0.12)%
 Short-term borrowings................................     439,718     542,598     (102,880)       5.61%     5.37%           0.24 %
                                                        ----------   ---------    ----------    ---------  ----------     ---------

  Total interest-bearing liabilities..................  $2,330,049   2,491,719     (161,670)       4.55%     4.58%          (0.03)%
                                                        ==========   =========    ==========    =========  ==========     =========


  Net interest margin/income /(1)/....................                                             4.70%     4.33%           0.37%
                                                                                                =========  ==========     =========

                                                        ---------------------------------------------------------------------------
                                                                INTEREST                          INCREASE/(DECREASE) IN
                                                              INCOME/EXPENSE                  INTEREST INCOME/EXPENSE DUE TO:
                                                        --------------------------------   ----------------------------------------

                                                                              INCREASE
                                                           1997     1996     (DECREASE)       VOLUME        RATE          TOTAL
                                                        --------- -------- -------------   ------------  ----------   -------------

Federal funds sold and other short-term investments...   $   201      305          (104)       $   (55)        (49)           (104)
Mortgages held for sale...............................       193      596          (403)          (286)       (117)           (403)
Securities available for sale (1).....................    12,314   13,955        (1,641)        (2,374)        733          (1,641)
Securities held to maturity (1).......................       345      516          (171)          (123)        (48)           (171)
Loans, net of unearned discount (1)...................    46,147   44,051         2,096          1,484         612           2,096
                                                         -------  -------       -------        -------      ------         -------


  Total interest-earning assets (1)...................   $59,200   59,423          (223)       $(1,354)      1,131            (223)
                                                        ========  =======       =======        =======      ======         =======


Savings deposits......................................   $ 1,793    1,404           389        $   152         237             389
NOW accounts..........................................     1,746    1,828           (82)           (70)        (12)            (82)
Money market deposits.................................     2,031    2,360          (329)          (342)         13            (329)
Time deposits.........................................    14,726   15,502          (776)          (480)       (296)           (776)
Short-term borrowings.................................     6,145    7,250        (1,105)        (1,458)        353          (1,105)
                                                         -------  -------       -------        -------      ------         -------


  Total interest-bearing liabilities..................   $26,441   28,344        (1,903)       $(2,198)        295          (1,903)
                                                        ========  =======       =======        =======      ======         =======


  Net interest margin/income /(1)/....................   $32,759   31,079         1,680        $   844         836           1,680
                                                        ========  =======       =======        =======      ======         =======

(1)  Interest income and yields are presented on a tax-equivalent basis.

VOLUME/RATE ANALYSIS

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the six months ended June 30, 1997 and 1996. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                                         SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                      -----------------------------------------------------------------------
                                                                                    AVERAGE INTEREST
                                               AVERAGE BALANCES                     RATES EARNED/PAID
                                      -----------------------------------   ---------------------------------
                                                                                                     BASIS
                                                                INCREASE                             POINTS
                                          1997         1996    (DECREASE)      1997       1996      INC/(DEC)
                                      -----------   ---------  ----------   ---------   ---------   ---------
Federal funds sold and other
 short-term investments.............. $    14,810      14,322        488        5.69%       7.05%     (1.36)%
Mortgages held for sale..............       9,202      23,887    (14,685)       7.91%       9.77%     (1.86)%
Securities available for sale (1)....     721,636     823,560   (101,924)       6.83%       6.40%      0.43%
Securities held to maturity (1)......      18,540      25,916     (7,376)       7.85%       8.05%     (0.20%)
Loans, net of unearned discount (1)..   2,047,363   2,018,863     28,500        9.04%       9.00%      0.04%
                                      -----------   ---------  ----------   ---------   ---------   ---------

 Total interest-earning assets (1)... $ 2,811,551   2,906,548    (94,997)       8.44%       8.25%      0.19 %
                                      ===========   =========  ==========   =========   =========   =========

Savings deposits..................... $   285,897     254,090     31,807        2.51%       2.15%      0.36 %
NOW accounts.........................     289,416     287,817      1,599        2.32%       2.33%     (0.01)%
Money market deposits................     231,029     272,134    (41,105)       3.50%       3.63%     (0.13)%
Time deposits........................   1,084,596   1,112,223    (27,627)       5.53%       5.71%     (0.18)%
Short-term borrowings................     460,708     577,547   (116,839)       5.44%       5.43%      0.01 %
                                      -----------   ---------  ----------   ---------   ---------   ---------

 Total interest-bearing
  liabilities........................ $ 2,351,646   2,503,811   (152,165)       4.55%       4.67%     (0.12)%
                                      ===========   =========  ==========   =========   =========   =========

 Net interest margin/income /(1)/....                                           4.64%       4.23%      0.41 %
                                                                            =========   =========   =========

                                                         SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                      -----------------------------------------------------------------------
                                                    INTEREST                      INCREASE/(DECREASE) IN
                                                  INCOME/EXPENSE             INTEREST INCOME/EXPENSE DUE TO:
                                      -----------------------------------   ---------------------------------

                                                                INCREASE
                                          1997         1996    (DECREASE)    VOLUME       RATE        TOTAL
                                      -----------   ---------  ----------   ---------   ---------   ---------
Federal funds sold and other
 short-term investments.............. $       418         502        (84)   $     18        (102)        (84)
Mortgages held for sale..............         361       1,160       (799)       (609)       (190)       (799)
Securities available for
 sale (1)............................      24,459      26,206     (1,747)     (3,691)      1,944      (1,747)
Securities held to
 maturity (1)........................         722       1,038       (316)       (288)        (28)       (316)
Loans, net of unearned
 discount (1)........................      91,737      90,326      1,411       1,278         133       1,411
                                      -----------   ---------  ----------   ---------   ---------   ---------

 Total interest-earning
  assets (1)......................... $   117,697     119,232     (1,535)   $ (3,292)      1,757      (1,535)
                                      ===========   =========  ==========   =========   =========   =========

Savings deposits.....................     $ 3,555       2,714        841    $    364         477         841
NOW accounts.........................       3,326       3,339        (13)         21         (34)        (13)
Money market deposits................       4,010       4,908       (898)       (719)       (179)       (898)
Time deposits........................      29,726      31,569     (1,843)       (772)     (1,071)     (1,843)
Short-term borrowings................      12,432      15,596     (3,164)     (3,153)        (11)     (3,164)
                                      -----------   ---------  ----------   ---------   ---------   ---------

 Total interest-bearing
  liabilities........................ $    53,049      58,126     (5,077)   $ (4,259)       (818)     (5,077)
                                      -----------   ---------  ----------   ---------   ---------   ---------

 Net interest margin/income /(1)/.... $    64,648      61,106      3,542    $    967       2,575       3,542
                                      ===========   =========  ==========   =========   =========   =========

(1)  Interest income and yields are presented on a tax-equivalent basis.

                              NONINTEREST INCOME

Noninterest income totaled $7,778 for the quarter ended June 30, 1997, as compared to $7,492 for the same quarter in 1996. Exclusive of net security gains/(losses) which totaled ($152) for the second quarter of 1997 as compared to $469 for the like period in 1996, noninterest income increased by $907 or 13% with every major component of operating income contributing to the increase.

Service charges on deposit accounts increased by $93 as a result of a higher volume of fees on business checking accounts. Trust and investment management fees increased by $126 due to growth in business. Other service charges, commissions and fees added $85 from higher merchant credit card fees and credit life insurance premiums. The $374 increase in mortgage banking revenues was primarily attributable to higher volumes of sales of loans into the secondary market. Growth in ATM revenues contributed to the increase of $229 in other income for the second quarter ending June 30, 1997.

Noninterest income totaled $16,239 for the six months ended June 30, 1997, as compared to $14,402 for the same period in 1996. Factoring out net securities gains totaling $213 for the 1997 six month period as compared to $545 for the 1996 period, noninterest income increased by $2,169, or 16%. The reasons for the increase in noninterest income for the six month period generally followed those described above for the second quarter.

                              NONINTEREST EXPENSE

Noninterest expense totaled $25,054 for the quarter ended June 30, 1997, increasing by $1,853 from $23,201 for the same quarter in 1996. For the six months ended June 30, 1997, noninterest expense totaled $48,823 as compared to $46,354 for the same period in 1996, increasing $2,469, or 5%. Contributing to the six month variance was a nonrecurring acquisition credit of $324 recorded in the first quarter of 1996. Explanations for the six month noninterest expense increase generally follow the second quarter's variance discussions, as detailed below.

Occupancy expense increased $430 in the second quarter of 1997 from the same period in 1996 and reflects the operational costs of four additional branches which were established in the second half of 1996. Equipment expense and computer processing expense increased by a combined total of $241 in the second quarter of 1997 as compared to the like period in 1996. This increase reflects higher equipment depreciation expense as a result of Companywide computer hardware upgrades and capitalized purchases of furniture and equipment for the additional branches. Also contributing to this increase was $100 in computer processing costs related to implementation of a wide area network.

Professional services for the 1997 quarter was $445 or 29% in excess of the like 1996 quarter primarily due to consulting services related to the second quarter $47 million sale of 1-4 family real estate loans, in addition to costs for a
compensation study and personnel recruitment expense.   Additionally, other
expenses increased by $941 which was spread among various categories of miscellaneous expense.

Partially offsetting the above increases in noninterest income was reduced salaries and wages and retirement and other employee benefits, which decreased by $303 as compared to the same period in 1996, due to reduced profit sharing and pension plan expenses.

The efficiency ratio for the quarter ended June 30, 1997 was 60.71% as compared to the 1996 second quarter ratio of 60.41%, while the efficiency ratio for the six months ended June 30, 1997 was 59.91% as compared to the prior year's like period of 61.45%. The slight increase in the 1997 efficiency ratio reflects well-controlled noninterest expenses and the continued realization of cost benefits from the 1995 Companywide restructuring.

                              INCOME TAX EXPENSE

Income tax expense totaled $4,559 for the quarter ended June 30, 1997, decreasing from $4,833 for the same period in 1996 and reflects effective income tax rates of 33.6% and 37.0% respectively. Income tax expense totaled $9,738 for the six months ended June 30, 1997 increasing from $9,206 for the 1996 six month period and reflects effective tax rates of 35.5% and 36.3%, respectively. The decrease in effective tax rate is primarily attributable to higher state tax exempt income in 1997.

                NONPERFORMING ASSETS AND 90 DAY PAST DUE LOANS
                ----------------------------------------------

At June 30, 1997, nonperforming assets totaled $16,208 and loans past due 90 days or more and still accruing totaled $4,470. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing, as of the close of the last five calendar quarters:

Nonperforming Assets and                                      1997                    1996
                                                       ------------------  ---------------------------
   90 Day Past Due Loans                               June 30   March 31  Dec. 31  Sept. 30  June 30
---------------------------                            -------   --------  -------  --------  --------
    Nonaccrual loans.................................   10,723    $12,830  $10,448   $11,435  $10,790
Renegotiated loans...................................      ---        ---      ---     7,876    7,760
  Total nonperforming loans..........................   10,723     12,830   10,448    19,311   18,550
                                                       -------   --------  -------   -------  --------
Foreclosed real estate...............................    5,485      6,801    5,811     5,587    5,393
                                                       -------   --------  -------   -------  --------
 Total nonperforming assets..........................  $16,208    $19,631  $16,259   $24,898  $23,943
                                                       =======   ========  =======   =======  =======
 % of total loans plus foreclosed real estate........    0.79%     0.95%      0.78%     1.24%    1.21%
                                                       =======   =======   =======   =======  =======
90 days past due loans accruing interest.............  $ 4,470   $ 3,720  $  3,982   $ 4,998   $4,318
                                                       =======   =======   =======   =======   ======

Nonaccrual loans, totaling $10,723 at June 30, 1997 are comprised of commercial and agricultural loans (58%), real estate loans (34%) and consumer loans (8%). Foreclosed real estate, totaling $5,485 at June 30, 1997, primarily represents commercial real estate properties.

Information with respect to impaired loans is contained in Note 4 to the consolidated financial statements, located on page 7.

                     PROVISION AND RESERVE FOR LOAN LOSSES

Transactions in the reserve for loan losses during the quarters and six months ended June 30, 1997 and 1996 are summarized in the following table:

                                                                 Quarters ended              Six months ended
                                                                    June 30,                      June 30,
                                                            ---------      --------       --------       --------
                                                               1997          1996           1997           1996
                                                            ---------      --------       --------       --------
Balance at beginning of period............................  $ 33,747       $ 28,076       $ 30,148       $ 29,194
   Provision for loan losses..............................     1,192          1,767          3,270          2,626
   Loans charged-off......................................    (2,568)        (1,773)        (5,634)        (4,443)
   Recoveries of loans previously charged-off.............       921            527          5,508          1,220
                                                            ---------      --------       --------       --------
   Net loans charged-off..................................    (1,647)        (1,246)          (126)        (3,223)
                                                            ---------      --------       --------       --------
Balance at end of period..................................  $ 33,292       $ 28,597       $ 33,292       $ 28,597
                                                            ========       ========       ========       ========

The provision for loan losses charged to operating expense for the second quarter of 1997 totaled $1,192 as compared to $1,767 for the same quarter in 1996. The amount of the provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values, and Management's assessment of current and prospective economic conditions. Net loan charge-offs for the quarter totaled $1,647, or 0.33% of average loans in 1997 as compared to net charge-offs of $1,246, or 0.26% recorded in 1996.

The reserve for loan losses at June 30, 1997 was comprised of three parts: allocated for specific impaired loans, $2,022; allocated for general segments of unimpaired loans, $7,176; and unallocated, $24,094. That part of the reserve allocated for specific impaired loans is discussed in Note 4 to the consolidated financial statements located on page 7. That part of the reserve allocated for unimpaired general loan segments represents First Midwest's best judgement as to potential loss exposure based upon both historical loss trends as well as loan ratings and qualitative evaluations of such segments. The unallocated portion of the reserve is that part not allocated to either a specific loan on which loss is anticipated or allocated to general segments of the unimpaired loan portfolio.

The reserve for loan losses as a percentage of total loans outstanding increased to 1.63% at June 30, 1997 as compared to 1.44% at June 30, 1996. Such reserve level is considered adequate in relation to the estimated risk of future losses within the loan portfolio.

The distribution of the loan portfolio is presented in Note 3 to the consolidated financial statement located on page 7. The loan portfolio consists dominantly of loans originated by First Midwest from its primary markets and generally represents credit extension to multi-relationship customers.



                                    CAPITAL

The table below compares First Midwest's capital structure to the minimum capital ratios required by its primary regulator, the Federal Reserve Board ("FRB"). Also provided is a comparison of capital ratios for First Midwest's national banking subsidiary, First Midwest Bank, N.A., to its primary regulator, the Office of the Comptroller of the Currency ("OCC)". Both First Midwest and ("FMB, N.A.") are subject to the minimum capital ratios defined by banking regulators pursuant to the FDIC Improvement Act ("FDICIA") and have capital measurements well in excess of the minimums required by their respective bank regulatory authorities to be considered "well-capitalized" which is the highest capital category established under the FDICIA.

Capital Measurements - FRB/OCC
-------------------------------

                                                                          As of June 30, 1997
                                             ----------------------------------------------------------------
                                             Bank Holding Company            National Bank        Minimum
                                             ------------------------    ---------------------   -----------
                                                             Minimum                   Minimum     Well-
                                               First        Required                  Required   Capitalized
                                               Midwest         FRB       FMB, N.A.      OCC        FDICIA
                                             -----------   ----------    ---------    --------   -----------
Tier 1 capital to risk-based assets            10.59%         4.00%         8.94%        4.00%       6.00%
Total capital to risk-based assets             11.85%         8.00%        10.19%        8.00%      10.00%
Leverage ratio                                  8.47%         3.00%         7.12%        3.00%       5.00%
                                               =====          ====         =====         ====       =====


                                   DIVIDENDS

    First Midwest's strong capital position has allowed it to increase its quarterly dividend five times during the last four years including twice in 1996. The following table summarizes the dividend increases declared during the years 1994 through 1996:

                                                Quarterly Rate
                  Date                            Per Share *                         % Increase
          ------------------------      ------------------------------          ----------------------
               November 1996                        $.20                                 18%
               February 1996                        $.17                                 13%
               February 1995                        $.15                                 15%
               February 1994                        $.13                                 13%
          *Adjusted for the 5-for-4 stock split paid in December 1996

                           FORWARD LOOKING STATEMENTS

The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-Q contain various "forward looking statements" within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended, which represents First Midwest's expectations and beliefs concerning future events including, but not limited to, the following: the loan loss reserve levels going forward; the impact of the 1995 plan of restructuring on its financial performance and future growth; Management's assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those setforth in the forward looking statements due to market, economic and other business related risks and uncertainties effecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitations, the following: significant fluctuations in market interest rates and operational limitations; deviations from the assumptions used to evaluate the appropriate level of the reserve for loan losses as well as future purchases and sales of loans may affect the appropriate level of the reserve for loan losses and thereby affect the future levels of provisioning.

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

                          PART II.  OTHER INFORMATION

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits - See Exhibit Index appearing on page 17.

  (b) Form 8-K - On June 30, 1997, First Midwest filed a report on Form 8-K announcing a definitive agreement to acquire SparBank, Incorporated, the holding company of McHenry State Bank located in McHenry, Illinois.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          First Midwest Bancorp, Inc.
                                      -----------------------------------------



                                             /S/ DONALD J. SWISTOWICZ
                                      -----------------------------------------
Date:  August 12, 1997                           Donald J. Swistowicz
                                              Executive Vice President *


* Duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX

 Exhibit                                           Sequential
 Number           Description of Documents        Page Number

---------      ------------------------------     ----------
   27              Financial Data Schedule