Form 10-Q
period 1997-09-30
FIRST MIDWEST BANCORP INC
filed 1997-11-14
CIK 702325

================================================================================

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________to __________

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



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of November 12, 1997, 20,064,938 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.


                      Exhibit Index is located on page 18.

                          FIRST MIDWEST BANCORP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS



Part I. FINANCIAL INFORMATION                                                                      Page
                                                                                                   ----
  Item 1. Financial Statements

     Consolidated Statements of Condition........................................................     3

     Consolidated Statements of Income...........................................................     4

     Consolidated Statements of Cash Flows.......................................................     5

     Notes to Consolidated Financial Statements..................................................     6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations       8


Part II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.......................................................    17

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          FIRST MIDWEST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
              (Dollar amounts in thousands except per share data)

                                                                              September 30,   December 31,
                                                                                1997 /(1)/     1996 /(2)/
                                                                              -------------   ------------
Assets
  Cash and due from banks....................................................    $  138,346    $  107,595
  Funds sold and other short term investments................................         3,091        23,076
  Mortgages held for sale....................................................        16,732        13,492
  Securities available for sale, at market value.............................       801,311       770,256
  Securities held to maturity, at amortized cost.............................        19,498        21,336
  Loans......................................................................     2,080,729     2,085,277
  Reserve for loan losses....................................................       (33,841)      (30,148)
                                                                                 ----------    ----------
    Net loans................................................................     2,046,888     2,055,129

  Premises, furniture and equipment..........................................        51,385        49,354
  Accrued interest receivable................................................        23,466        22,634
  Other assets...............................................................        67,076        56,366
                                                                                 ----------    ----------
  Total assets...............................................................    $3,167,793    $3,119,238
                                                                                 ==========    ==========

Liabilities
  Demand deposits............................................................    $  395,146    $  349,759
  Savings deposits...........................................................       277,470       284,317
  NOW accounts...............................................................       306,081       282,016
  Money market deposits......................................................       224,583       239,027
  Time deposits..............................................................     1,209,962     1,105,548
                                                                                 ----------    ----------
    Total deposits...........................................................     2,413,242     2,260,667

  Short-term borrowings......................................................       427,143       493,142
  Accrued interest payable...................................................        11,164        10,430
  Other liabilities..........................................................        34,808        92,859
                                                                                 ----------    ----------
  Total liabilities..........................................................     2,886,357     2,857,098
                                                                                 ----------    ----------

Stockholders' equity
  Preferred stock, no par value: 1,000,000 shares authorized, none issued....           ---           ---
  Common stock, $.01 par value: 30,000,000 shares authorized; 17,506,385 and 17,509,114 shares issued at September 30, 1997 and December 31, 1996, respectively; 16,814,105 and 16,906,540 outstanding at September 30, 1997
  and December 31, 1996, respectively........................................           168           169
  Additional paid-in capital.................................................        56,699        57,084
  Retained earnings..........................................................       234,748       217,522
  Unrealized net appreciation/(depreciation) on securities, net of tax.......         4,769          (540)
  Treasury stock, at cost; 692,280 and 602,574 shares at September 30, 1997
    and December 31, 1996, respectively......................................       (14,948)      (12,095)
                                                                                 ----------    ----------
  Total stockholders' equity.................................................       281,436       262,140
                                                                                 ----------    ----------
  Total liabilities and stockholders' equity.................................    $3,167,793    $3,119,238
                                                                                 ==========    ==========

-------------------------

See notes to consolidated financial statements.
/(1)/  Unaudited
/(2)/  Audited - See December 31, 1996 Form 10-K for Auditors' Report.

                          FIRST MIDWEST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)

                                                                Quarters ended           Nine months ended
                                                             September 30, /(1)/        September 30, /(1)/
                                                           ------------------------   ------------------------
                                                               1997         1996         1997          1996
                                                           -----------  -----------   -----------  -----------
Interest Income
Loans..................................................    $    47,721  $    44,968   $   139,325  $   135,138
Securities available for sale..........................         13,082       13,252        36,439       38,635
Securities held to maturity............................            305          538           934        1,377
Funds sold and other short-term investments............            583          807         1,362        2,469
                                                           -----------  -----------   -----------  -----------
  Total interest income................................         61,691       59,565       178,060      177,619
                                                           -----------  -----------   -----------  -----------

Interest Expense
Deposits...............................................         21,892       21,556        62,509       64,087
Short-term borrowings..................................          6,732        6,638        19,164       22,234
                                                           -----------  -----------   -----------  -----------
  Total interest expense...............................         28,624       28,194        81,673       86,321
                                                           -----------  -----------   -----------  -----------

  Net Interest Income..................................         33,067       31,371        96,387       91,298

Provision for Loan Losses..............................          2,196        1,561         5,466        4,188
                                                           -----------  -----------   -----------  -----------

  Net interest income after provision for loan losses..         30,871       29,810        90,921       87,110
                                                           -----------  -----------   -----------  -----------
Noninterest Income
Service charges on deposit accounts....................          2,803        2,887         8,172        7,862
Trust and investment management fees...................          1,709        1,602         5,072        4,830
Other service charges, commissions and fees............          1,441        1,629         4,575        4,485
Mortgage banking revenues..............................          1,407        1,013         3,863        2,731
Security gains, net....................................            616           14           829          558
Other income...........................................            782          496         2,487        1,576
                                                           -----------  -----------   -----------  -----------

  Total noninterest income.............................          8,758        7,641        24,998       22,042
                                                           -----------  -----------   -----------  -----------
Noninterest Expense
Salaries and wages.....................................         10,635       10,476        31,185       30,665
Retirement and other employee benefits.................          2,872        2,461         7,460        7,385
Occupancy expense of premises..........................          1,955        1,900         5,866        5,079
Equipment expense......................................          1,563        1,365         4,565        4,194
Computer processing expense............................          1,857        1,483         5,272        4,746
Advertising and promotions.............................            720          569         2,377        1,976
Professional services..................................          1,246        1,378         3,913        4,155
Acquisition credit.....................................           ---          (992)         ---        (1,316)
Special assessment for SAIF............................           ---         1,603          ---         1,603
Other expenses.........................................          4,264        4,354        13,298       12,463
                                                           -----------  -----------   -----------  -----------
  Total noninterest expense............................         25,112       24,597        73,936       70,950
                                                           -----------  -----------   -----------  -----------

Income before income tax expense.......................         14,517       12,854        41,983       38,202
Income tax expense.....................................          4,964        4,252        14,702       13,458
                                                           -----------  -----------   -----------  -----------
  Net Income...........................................    $     9,553  $     8,602   $    27,281  $    24,744
                                                           ===========  ===========   ===========  ===========

  Net Income per share.................................    $      0.57  $      0.50   $      1.63  $      1.44
  Cash dividends declared per share....................    $      0.20  $      0.17   $      0.60  $      0.50
  Weighted average shares outstanding..................     16,759,306   17,076,234    16,729,733   17,104,478
                                                           ===========  ===========   ===========  ===========

-----------------------------
See notes to consolidated financial statements.
/(1)/ Unaudited

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                                                                 Nine months ended
                                                                                                September 30, /(1)/
                                                                                              -----------------------
                                                                                                1997         1996
                                                                                              ---------   -----------
Operating Activities
 Net income..............................................................................     $  27,281   $    24,744
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses.............................................................         5,466         4,188
   Provision for depreciation............................................................         4,663         4,963
   Net amortization (accretion) of securities available for sale premiums and discounts..         1,985        (1,599)
   Net amortization (accretion) of securities held to maturity premiums and discounts....             1           (30)
   Net (gains) on securities available for sale transactions.............................          (830)         (534)
   Net (gains) on sales of premises, furniture and equipment.............................          (262)          (87)
   Net (decrease) increase in deferred income taxes......................................          (764)        3,287
   Net amortization of purchase accounting adjustments, goodwill, and
    other intangibles....................................................................         1,792           894
   Changes in operating assets and liabilities:
    Net decrease (increase) in loans held for sale.......................................        (3,240)        5,358
    Net (increase) decrease in accrued interest receivable...............................          (832)        2,865
    Net (increase) decrease in other assets..............................................       (19,393)       (3,349)
    Net (decrease) in accrued interest payable...........................................           734        (1,920)
    Net (decrease) in other liabilities..................................................       (58,051)       (1,644)
                                                                                              ---------   -----------
      Net cash (used) provided by operating activities...................................       (41,450)       37,136
                                                                                              ---------   -----------

Investing Activities
Securities available for sale:
 Proceeds from sales.....................................................................       282,434     1,037,138
 Proceeds from maturities, calls and paydowns............................................       427,611       266,752
 Purchases...............................................................................      (733,552)   (1,195,030)

Securities held to maturity:
 Proceeds from maturities, calls and paydowns............................................         3,714         6,985
 Purchases...............................................................................        (1,876)       (2,435)
Loans made to customers, net of principal collected......................................         4,671       (58,732)
Proceeds from sales of foreclosed real estate............................................         2,401         2,843
Proceeds from sales of premises, furniture and equipment.................................         1,695           161
Purchases of premises, furniture and equipment...........................................        (8,162)       (4,828)
                                                                                              ---------   -----------
 Net cash provided by investing activities...............................................       (21,064)       52,854
                                                                                              ---------   -----------

Financing Activities
Net increase in deposit accounts.........................................................       152,575        25,700
Net (decrease) in short-term borrowings..................................................       (65,999)     (107,460)
Purchases of treasury stock..............................................................       (10,047)       (3,947)
Sale of treasury stock...................................................................         5,205           ---
Cash dividends...........................................................................       (10,058)       (8,648)
Exercise of stock options................................................................         1,604         1,508
                                                                                              ---------   -----------
 Net cash used by financing activities...................................................        73,280       (92,847)
                                                                                              ---------   -----------
 Net increase (decrease) in cash and cash equivalents....................................        10,766        (2,857)
 Cash and cash equivalents at beginning of period........................................       130,671       149,263
                                                                                              ---------   -----------
 Cash and cash equivalents at end of period..............................................     $ 141,437   $   146,406
                                                                                              =========   ===========

Supplemental disclosures:
 Interest paid to depositors and creditors...............................................     $  80,939   $    88,241
 Income taxes paid.......................................................................        19,443        13,202
 Non-cash transfers to foreclosed real estate from loans.................................        (1,896)        3,995
 Non-cash transfers to securities available for sale from loans..........................          ---        141,164
                                                                                              =========   ===========

------------------------------

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

Earnings Per Share - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 ("FASB No. 128"), "Earnings Per Share" which provides new accounting guidelines governing the computation of earnings per share effective for financial statement periods ending after December 15, 1997. At that time, all publicly-held companies will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements of FASB No. 128, the primary ("basic") earnings per share calculation will exclude the dilutive effect of all common stock equivalents. Further, FASB No. 128 requires additional disclosures including dual presentation of basic and diluted earnings per share on the face of the Statement of Income. Under FASB No. 128, First Midwest's calculation of basic earnings per share for the quarters and nine months ending September 30, 1997 and 1996 was $.57 and $.50 per share, and $1.63 and $1.44 per share respectively, reflecting no change from the current accounting guidelines. FASB No. 128 is not anticipated to have a material effect on First Midwest's calculation of diluted earnings per share for these periods.


2.  PENDING ACQUISITION

On June 20, 1997 First Midwest announced that it had entered into a definitive agreement to acquire SparBank, Incorporated, ("SparBank"). SparBank is the holding company of McHenry State Bank ("MSB"), a 4-branch bank headquartered in McHenry, Illinois. SparBank had total assets and stockholders' equity of approximately $437 million and $52 million, respectively, as of September 30, 1997. For the nine months ended September 30, 1997, SparBank recorded net income of $4,897 resulting in return on average assets and stockholder's equity of 1.47% and 12.66%, respectively.

Pursuant to the agreement, the transaction was structured as a tax-free exchange and accounted for as a pooling-of-interests. Each outstanding share of SparBank's common stock, no par value, will be converted to 21.7234 shares of First Midwest common stock, $.01 par value, resulting in the issuance of 3,230,764 shares of First Midwest common stock.

The acquisition was consummated on October 1, 1997. A pre-tax merger related charge of approximately $6.5 - $7.0 million will be recognized in the fourth quarter in conjunction with the transaction closing which includes costs related to system conversions, elimination of excess operating capacity, professional fees, and a one-time provision to bring MSB's loan loss reserves to First Midwest's required levels. First Midwest anticipates merging MSB into its principal banking subsidiary, First Midwest Bank, N.A., in late first quarter 1998. Refer to Exhibit 99 on page 18 for proforma Statements of Income and Condition of First Midwest and SparBank for the quarter and nine months ended September 30, 1997.

3.   SECURITIES

Securities Available for Sale - The amortized cost and market value of securities available for sale at September 30, 1997 and December 31, 1996 are as follows:

                                                                         Securities Held to Maturity
                                     -----------------------------------------------------------------------------------------------
                                                     September 30, 1997                             December 31, 1996
                                     ------------------------------------------------    -------------------------------------------
                                                    Gross           Gross                            Gross       Gross
                                     Amortized   Unrealized     Unrealized    Market   Amortized  Unrealized  Unrealized    Market
                                       Cost         Gains          Losses      Value      Cost       Gains       Losses      Value
                                     ---------    ----------     ----------   --------  ---------  ----------  ----------   --------
U.S. Treasury securities.........    $ 65,464       $  210          $ ---     $ 65,674   $ 65,592      $  314     $    (2)  $ 65,904
U.S. Agency securities...........      77,187           88            ---       77,275    356,491         607      (1,527)   355,571
Mortgage-backed securities.......     582,641        4,775           (413)     587,003    347,287       1,454      (1,731)   347,010
State and municipal securities...      66,631        3,137            ---       69,768        ---         ---         ---        ---
Other securities.................       1,573           18            ---        1,591      1,771         ---         ---      1,771
                                     --------       ------      ----------    --------   --------      ------     -------   --------

  Total..........................    $793,496       $8,228          $(413)    $801,311   $771,141      $2,375     $(3,260)  $770,256
                                     ========       ======      ==========    ========   ========      ======     =======   ========

Securities Held to Maturity - The amortized cost and market value of securities held to maturity at September 30, 1997 and December 31, 1997 are as follows:

                                                                         Securities Held to Maturity
                                     -----------------------------------------------------------------------------------------------
                                                       September 30, 1997                              December 31, 1996
                                     ------------------------------------------------    -------------------------------------------
                                                      Gross          Gross                              Gross       Gross
                                     Amortized     Unrealized     Unrealized   Market    Amortized   Unrealized  Unrealized  Market
                                       Cost           Gains         Losses     Value       Cost         Gains      Losses    Value
                                     ---------     ----------     ----------   ------    ---------   ----------  ----------  ------
U.S. Treasury securities.........     $   900         $  3            ---      $   903    $   929     $   ___     $   ___    $   929
State and municipal securities          6,299          263            ---        6,561      9,135         132         (28)     9,239
Other securities.................      12,299           20             (1)      12,318     11,272          16         ___     11,288
                                      -------         ----            ---      -------    -------         ----       ----    -------
  Total..........................     $19,498         $286            $(1)     $19,782    $21,336        $148        $(28)   $21,456
                                      =======         ====            ===      =======    =======        ====        ====    =======

4.   LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:

                                                                                         September 30,     December 31,
                                                                                             1997             1996
                                                                                         -------------     ------------
  Commercial and industrial...........................................................     $  580,993       $  571,181
  Agricultural........................................................................         47,015           48,461
  Direct home equity..................................................................        167,918          157,174
  Other direct installment............................................................         75,689           78,402
  Indirect installment................................................................        394,368          413,680
  Real estate - 1-4 family............................................................        137,163          189,000
  Real estate - commercial............................................................        558,859          507,135
  Real estate - construction..........................................................        108,597          110,204
  Other...............................................................................         10,127           10,040
                                                                                           ----------       ----------
  Total...............................................................................     $2,080,729       $2,085,277
                                                                                           ==========       ==========

During the second quarter of 1997, First Midwest sold approximately $47,000 in 1-4 family real estate loans while retaining the mortgage servicing rights on such loans.

5.   RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

Transactions in the reserve for loan losses for the nine months ended September 30, 1997 and 1996 are summarized below:

                                                                                   Quarters ended         Nine months ended
                                                                                    September 30,            September 30,
                                                                                 --------------------     --------------------
                                                                                  1997        1996         1997         1996
Balance at beginning of period................................................   $33,292     $ 28,597     $30,148      $29,194
Provision for loan losses.....................................................     2,196        1,561       5,466        4,188
  Loans charged-off...........................................................    (2,635)     (2,025)      (8,269)      (6,468)
  Recoveries of loans previously charged-off..................................       988         724        6,496        1,943
                                                                                 -------     -------      -------      -------
    Net loans charged-off.....................................................    (1,647)     (1,301)      (1,773)      (4,525)
                                                                                 -------     -------      -------      -------
Balance at end of period......................................................   $33,841     $28,857      $33,841      $28,857
                                                                                 =======     =======      =======      =======

Information with respect to impaired loans at September 30, 1997 and 1996 is provided below:

                                                                                                   September 30,
                                                                                                 -----------------
                                                                                                  1997      1996
                                                                                                 -----------------
Recorded Investment in Impaired Loans:
 Recorded investment requiring specific loan loss reserves /(1)/.............................    $1,958    $ 5,568
 Recorded investment not requiring specific loan loss........................................     5,088     11,618
                                                                                                 ------    -------
  Total recorded investment in impaired loans................................................    $7,046    $17,186
                                                                                                 ======    =======
Specific loan loss reserve related to impaired loans.........................................    $  894    $ 1,238
                                                                                                 ======    =======

/(1)/ These impaired loans require a specific reserve allocation because the value of the loans are less than the recorded investments in the loans.

For the nine months ended September 30, 1997 and 1996, the average recorded investment in impaired loans was approximately $9,389 and $17,470 respectively.


6.   CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business at September 30, 1997. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The discussion presented below presents an analysis of First Midwest's results of operations and financial condition for the quarter and nine months ended September 30, 1997 as compared to the same periods in 1996. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as First Midwest's 1996 Annual Report on Form 10-K. Results of operations for the quarters and nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the full year of 1997.

                            Summary of Performance
Net Income

Net income for the third quarter of 1997 increased to $9,553 or $.57 per share from $8,602, or $.50 per share in the same quarter of 1996, representing an increase of 14% on a per share basis. Net income for the nine months ended September 30, 1997, totaled $27,281, or $1.63 per share from $24,744, or $1.44 per share for the same period in 1996, representing a 13% increase per share.

Return on Average Assets and Stockholders' Equity

Return on average assets was 1.20% for the third quarter of 1997 as compared to 1.11% for the same quarter in 1996. Return on average assets was 1.19% for the nine months ended September 30, 1997, as compared to 1.06% for the same period in 1996.

Return on average stockholders' equity was 13.74% for the third quarter of 1997, as compared to 13.39% for the same quarter in 1996. Return on average stockholders equity was 13.72% for the nine months ended September 30, 1997, as compared to 13.03% for the same period in 1996.

                              Net Interest Income

Net interest income on a tax equivalent basis totaled $33,856 for the third quarter of 1997, representing an increase of $1,954 or 6% over the year-ago quarter totaling $31,902. As shown in the Volume/Rate Analysis on page 10, the improvement in net interest income is comprised of $2,383 in interest income net of $429 in interest expense. The net interest margin for the third quarter of 1997 increased to 4.59% as compared to 4.43% for the same period in 1996. The improvement in net interest margin is primarily due to a more profitable asset mix with the yield on interest earning assets improving by 14 basis points offset in part by an increase in cost of funds with the rates paid on interest bearing liabilities advancing by 8 basis points.

As shown in the Volume/Rate Analysis, the $2,383 increase in interest income for the quarter is largely attributable to volume and rate variances in the loan portfolio, which contributed a total of $2,745 to the third quarters increase in interest income. Loans increased by $81 million and represented 71% of total earning assets for the current quarter as compared to 69% for the 1996 quarter. Such volume growth contributed $1,865 of the $2,745 in interest income with the remaining $880 being due to higher average interest rates earned on the portfolio. Factoring out the 1997 second quarter $47,000 1-4 family residential loan sale, the current quarter would have reflected an increase in average loan levels of approximately $128,000, reflecting growth in core lending. Offsetting the loan growth is a decline in volumes and rates in the securities portfolio. Such decreases in the held to maturity and available for sale portfolios totaled to a net decline of $137 in interest income as a result of maturities, a re-deployment of securities funding into higher yielding loans and reductions of more expensive short term borrowings.

The $429 increase in interest expense for the third quarter of 1997 is primarily a result of increased rates on interest bearing liabilities, predominately short term borrowings with an increase on rates paid by 23 basis points. Such rate increases were commensurate with short-term market interest rates. Additionally, time deposits volumes rose by $17,529 for the current quarter, adding $247 to the increased interest expense. The increase in the time deposits category is primarily due to a higher level of more priced competitive public funds as compared to short term borrowings. In part offsetting the above mentioned increases are volume decreases in short-term borrowings, primarily wholesale repurchase agreements, as a result of a shift in funding sources to lower cost deposits.

For the nine month period ended September 30, 1997, net interest margin increased to 4.62% from 4.27% for 1996. The Volume/Rate Analysis for the nine months ended September 30, 1997 as compared to the like 1996 period is presented on page 11.

Volume/Rate Analysis

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended September 30, 1997 and 1996. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                                                  Quarters Ended September 30, 1997 and 1996
                                          ------------------------------------------------------------------------------------------
                                                                                  Average Intesest               Interest
                                                 Average Balances                Rates Earned/Paid            Income/Expense
                                          --------------------------------    ------------------------   ---------------------------
                                                                                              Basis
                                                                 Increase                     Points                       Increase
                                              1997       1996   (Decrease)    1997    1996   Inc/(Dec)   1997      1996   (Decrease)
                                              ----       ----   ----------    ----    ----   ---------   ----      ----   ----------
Federal funds sold and other
  short-term investments................. $   21,684     19,674     2,010     5.65%    5.62%     0.03% $   309   $   278   $   31
Mortgages held for sale..................     14,340     17,541    (3,201)    7.58%   12.02%    (4.44)     274       530     (256)
Securities available for sale (1)........    806,919    825,017   (18,098)    6.77%    6.57      0.20   13,761    13,630      131
Securities held to maturity (1)..........     18,653     22,488    (3,835)    7.40%   10.90     (3.50)     348       616     (268)
Loans, net of unearned  discount (1).....  2,062,290  1,981,306    80,984     9.19%    9.04      0.15   47,788    45,043    2,745
                                          ----------  ---------   --------    ----    -----    ------  -------   -------   ------
   Total interest-earning assets (1)..... $2,923,886  2,866,026    57,860     8.48%    8.34%     0.14% $62,480   $60,097    2,383
                                          ==========  =========   ========    ====    =====    ======  =======   =======   ======
Savings deposits......................... $  285,881    290,489    (4,608)    2.53%    2.40%     0.13  $ 1,824      1,75       68
NOW accounts.............................    322,288    322,331       (43)    2.45     2.34      0.11    1,991     1,894       97
Money market deposits....................    228,329    237,248    (8,919)    3.57     3.56      0.01    2,057     2,124      (67)
Time deposits............................  1,139,775  1,122,246    17,529     5.58     5.59     (0.01)  16,020    15,783      237
Short-term borrowings....................    476,883    491,779   (14,896)    5.60     5.37      0.23    6,732     6,638       94
                                          ----------  ---------   --------    ----    -----    ------  -------   -------   ------
   Total interest-bearing liabilities.... $2,453,156  2,464,093   (10,937)    4.63%    4.55%     0.08% $28,624   $28,195   $  429
                                          ==========  =========   ========    ====    =====    ======  =======   =======   ======
   Net interest margin/income /(1)/......                                     4.59%    4.43%     0.16% $33,856   $31,902   $1,954
                                                                              ====    =====    ======  =======   =======   ======

                                                 Quarters Ended September 30, 1997 and 1996
                                                 ------------------------------------------
                                                          Increase/(Decrease) in
                                                      Interest Income/Expense Due to:
                                                      -------------------------------
                                                         Volume    Rate     Total
                                                         ------    ----     -----
Federal funds sold and other
  short-term investments.................                $   28       3        31
Mortgages held for sale..................                   (85)   (171)     (256)
Securities available for sale (1)........                  (278)    409       131
Securities held to maturity (1)..........                   (93)   (175)     (268)
Loans, net of unearned  discount (1).....                 1,865     880     2,745
                                                         ------    ----    ------
   Total interest-earning assets (1)
                                                         $1,437    $946    $2,383
Savings deposits.........................                ======    ====    ======
NOW accounts
Money market deposits....................                   (27)     95        68
Time deposits............................                     0      97        97
Short-term borrowings....................                   (80)     13       (67)
                                                            247     (10)      237
   Total interest-bearing liabilities....                  (183)    277        94
                                                         ------    ----    ------
   Net interest margin/income /(1)/......                  $(43)   $472    $  429
                                                         ======    ====    ======
                                                         $1,480    $474    $1,954
                                                         ======    ====    ======

(1)  Interest income and yields are presented on a tax-equivalent basis.

Volume/Rate Analysis

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the nine months ended September 30, 1997 and 1996. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                                         Nine Months Ended September 30, 1997 and 1996
                             ------------------------------------------------------------------------------------------------------
                                                                          Average Interest                       Interest
                                        Average Balances                 Rates Earned/Paid                    Income/Expense
                             ------------------------------------     ------------------------     --------------------------------
                                                                                     Basis
                                                         Increase                    Points                                Increase
                                1997         1996      (Decrease)     1997     1996  Inc/(Dec)       1997       1996     (Decrease)
                             ----------    ---------   ----------     -----    ----- ---------     --------    -------   ----------
Federal funds sold and
 other short-term
 investments...............  $   17,127       17,995        (868)     5.68%    5.78%     (0.10)%   $    727        779         (52)

Mortgages held for sale....      10,934       21,752     (10,818)     7.76    10.38      (2.62)%        635      1,690      (1,055)
Securities available for
 sale (1)..................     750,325      827,451     (77,126)     6.81     6.43       0.38       38,220     39,836      (1,616)
Securities held to
 maturity (1)..............      18,579       23,206      (4,627)     7.70     9.53      (1.83)       1,070      1,655         585
Loans, net of unearned
 discount (1)..............   2,052,394    2,016,556      35,838      9.09     8.97       0.12%     139,526    135,369       4,157
                             ----------    ---------   ---------    -------    -----   --------     -------    -------     --------
 Total interest-earning
  assets (1)...............  $2,849,359    2,906,960     (57,601)     8.45%    8.24%      0.21%    $180,178    179,329         849
                             ==========    =========   =========    =======    =====   ========    ========    =======     ========

Savings deposits...........  $  285,892      267,865      18,027      2.52%    2.23%      0.29%    $  5,379    $ 4,469     $   910

NOW accounts...............     300,494      300,146         348      2.37     2.33       0.04        5,318      5,234          84

Money market deposits......     230,119      264,930     (34,811)     3.52     3.55      (0.03)       6,067      7,032        (965)

Time deposits..............   1,103,191    1,122,009     (18,818)     5.54     5.64      (0.10)      45,746     47,352      (1,606)

Short-term borrowings......     466,159      549,629      83,470      5.50     5.40%      0.10%      19,163    $22,234     $(3,071)
                             ----------    ---------   ---------    -------    -----   --------     -------    -------     --------
 Total interest-bearing
  liabilities..............  $2,385,855    2,504,579    (118,724)     4.58%    4.60%     (0.02)%   $ 81,673    $86,321     $(4,648)
                             ==========    =========   =========    =======    =====   ========    ========    =======     ========
 Net interest
  margin/income /(1)/......                                           4.62%    4.27%      0.35%     $98,505     93,008       5,497
                                                                    =======    =====   ========    ========    =======     ========

                                           Nine Months Ended September 30, 1997 and 1996
                                           ----------------------------------------------
                                                       Increase/(Decrease) in
                                                   Interest Income/Expense Due to:
                                           ----------------------------------------------
                                                   Volume       Rate       Total
                                                   ------       ----       -----
Federal funds sold and other
 short-term investments....                       $  (37)         (15)        (52)

Mortgages held for sale....                         (699)        (356)     (1,055)
Securities available for
 sale (1)..................                       (4,289)       2,673      (1,616)

Securities held to
 maturity (1)..............                          297         (288)       (585)

Loans, net of unearned
 discount (1)..............                        2,425        1,733       4,157
                                                 --------       -----      -------

 Total interest-earning
  assets (1)...............                      $(2,897)       3,746         849
                                                 ========       =====      =======

Savings deposits...........                      $   314          596         910

NOW accounts...............                            6           78          84

Money market deposits......                         (918)         (47)       (965)

Time deposits..............                         (787)        (819)     (1,606)

Short-term borrowings......                       (3,439)         368      (3,072)
                                                 --------       -----      -------
 Total interest-bearing
  liabilities..............                      $(4,824)         176      (4,648)
                                                 ========       =====      =======
 Net interest
  margin/income /(1)/......                      $ 1,927        3,570       5,497
                                                 ========       =====      =======

(1)  Interest income and yields are presented on a tax-equivalent basis.

                              Noninterest Income

Noninterest income totaled $8,758 for the quarter ended September 30, 1997, as compared to $7,641 for the same quarter in 1996. Exclusive of net security gains which totaled $616 in the 1997 quarter as compared to $14 for the like period in 1996, noninterest income increased by $515 or 6.8%.

The largest component of this increase was $394 in mortgage banking revenues resulting from growth in real estate loan originations and their subsequent sale into the secondary market of which originations totaled $52,000 in the 1997
quarter as compared to $36,000 for the same quarter in 1996.   Increased ATM
revenues contributed $286 in other income for the third quarter ending September 30, 1997. Growth in trust business resulted in an increase of trust and investment management fees of $107, while decreases between quarters were realized in service charges on deposit accounts and other service charges, commissions and fees totalling $84 and $188 respectively. The decrease in the latter category was mostly attributable to reduced annuity sales income and credit life insurance premiums.

Noninterest income totaled $24,998 for the nine months ended September 30, 1997, as compared to $22,042 for the same period in 1996. Factoring out net securities gains totaling $829 for the 1997 nine month period as compared to $558 for the 1996 period, noninterest income increased by $2,685, or 12.5%. The reasons for the increase in noninterest income for the nine month period generally followed those described above for the third quarter. Additionally, service charges on deposit accounts increased $310 for the nine months ended September 30, 1997 as compared to the like period in 1996 as a result of higher volumes in NSF fees and fees on business checking.

                              Noninterest Expense

Noninterest expense totaled $25,112 for the quarter ended September 30, 1997, increasing by $515, or 2.1% from $24,597 for the same quarter in 1996. For the nine months ended September 30, 1997, noninterest expense totaled $73,936 as compared to $70,950 for the same period in 1996, increasing $2,986, or 4.2%. Noninterest expense totaled $25,112 for the third quarter of 1997, increasing by $1,126 or 4.6% from $23,986 for the same quarter in 1996, exclusive of certain special nonrecurring items recorded during the third quarter of 1996, which are described later in this section. Likewise, noninterest expense totaled $73,936 for the first nine months of 1997, increasing by $3,273 or 4.6% from $70,663 for the same nine months in 1996, exclusive of the 1996 special nonrecurring items.

Salary and wage increases for the quarter and nine months ending September 30, 1997 are primarily attributable to general merit raises. Retirement and other employee benefits increased by $411, or 16.7% for the current quarter as a result of adjustments to profit sharing and pension expense to more closely approximate anticipated 1997 employee contributions and costs. Such costs for the first nine months of 1997 increased $75, or 1% reflecting a stabilization of employee benefit costs.

Occupancy costs increased $55 for the third quarter of 1997 as compared to the like period in 1996 and increased by $787, or 15.5% for the first nine months of 1997 which reflects the operational costs of four additional branches established in the latter half of 1996, as well as two additional branches in the third quarter of 1997. Equipment expense for the current quarter and nine months ending September 30, 1997 increased by $198, or 15% and, $371, or 9% respectively. Such increases are primarily attributable to higher equipment depreciation expense on computer related upgrades and capitalized purchases of furniture and equipment for the additional branches. As a result of increased processing volumes and implementation of a wide area network, computer processing costs have increased by $374 for the current quarter and by $526 for the first nine months of 1997 as compared to the like periods in 1996. Offsetting this higher level of technology related costs is the stabilization referred to above in both salaries and wages and employee benefits.

Advertising and promotions increased $151 and $401 for the current quarter and nine months ending September 30, 1997, respectively as a result of grand opening marketing costs for the 1997 branch expansion. Professional services declined in both the third quarter of 1997 by $132 as compared to the like period in 1996 and by $242 for the first nine months of 1997 as compared to the year ago period. Such reductions are related to less professional and legal services incurred related to the resolution of litigation in the first quarter of 1997.

Other expenses for the third quarter 1997 decreased by $90 as compared to the same period in 1996, and increased by $805 for the first nine months of 1997 as compared to the same 1996 period. Quarterly decreases were attributed to $85 in reductions of FDIC insurance premiums while the nine month variance reflects $167 in higher repossession costs, $513 in freight/express, with the remaining $125 increase in other expense spread among various categories of miscellaneous expense. The increase in freight/expense is attributable to the outsourcing of this support function which previously had been staffed with full-time employees.

Other considerations in the comparison of the quarterly and nine month period noninterest expenses are three special nonrecurring items recorded in 1996, two of which are a direct result from federal legislation enacted during the third quarter of 1996. Such legislation repealed the thrift bad debt recapture regulation and recapitalized the Savings Association Insurance Fund (SAIF). The bad debt recapture repeal permitted the reversal of a $992 nondeductible charge in the third quarter of 1996 which was originally recorded in the fourth quarter of 1995 related to the acquisition of Citizens Federal while the SAIF recapitalization required a one time charge of $1,603 also in the third quarter of 1996. During the nine months ended September 30, 1996, in addition to the two third quarter 1996 special nonrecurring items just discussed, a $324 acquisition credit was recorded in the first quarter of 1996 which related to the 1995 Citizens Federal acquisition.

The efficiency ratio for the quarter ended September 30, 1997 was 59.21% as compared to the 1996 third quarter ratio of 60.45%, exclusive of the special nonrecurring items just described, while the efficiency ratio for the nine months ended September 30, 1997 was 59.67% as compared to the prior year's like period of 62.91%, also exclusive of the three 1996 special nonrecurring items. The decrease in the 1997 efficiency ratio reflects well-controlled noninterest expenses and the continued realization of cost benefits from the 1995 Companywide restructuring.

                              Income Tax Expense

Income tax expense totaled $4,964 for the quarter ended September 30, 1997, increasing from $4,252 for the same period in 1996 and reflects effective income tax rates of 34.2% and 33.1% respectively. Income tax expense totaled $14,702 for the nine months ended September 30, 1997 increasing from $13,458 for the 1996 nine month period and reflects effective tax rates of 35.0% and 35.23%, respectively. The decrease in effective tax rate for the nine month period is primarily attributable to higher state tax exempt income in 1997.

                 Nonperforming Assets and 90 Day Past Due Loans

At September 30, 1997, nonperforming assets totaled $15,193 and loans past due 90 days or more and still accruing totaled $3,235. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing, as of the close of the last five calendar quarters:

Nonperforming Assets and 90 Day Past Due Loans                                1997                                  1996
----------------------------------------------                -------------------------------------          ---------------------
                                                              Sept. 30       June 30        March 31         Dec. 31      Sept. 30
                                                              --------       --------       --------         -------      --------
  Nonaccrual loans.......................................      $10,348        $10,723        $12,830         $10,448       $11,435
  Renegotiated loans.....................................          --             --             --              --          7,876
                                                               -------        -------        -------         -------       -------
  Total nonperforming loans..............................       10,348         10,723         12,830          10,448        19,311
  Foreclosed real estate.................................        4,845          5,485          6,801           5,811         5,587
                                                               -------        -------        -------         -------       -------

  Total nonperforming assets.............................      $15,193        $16,208        $19,631         $16,259       $24,898
                                                               =======        =======        =======         =======       =======

  % of total loans plus foreclosed real estate...........        0.73%          0.79%          0.95%           0.78%         1.24%
                                                               =======        =======        =======         =======       =======

90 days past due loans accruing interest.................      $ 3,235        $ 4,470        $ 3,720         $ 3,982       $ 4,998
                                                               =======        =======        =======         =======       =======

Nonaccrual loans, totaling $10,348 at September 30, 1997 are comprised of commercial and agricultural loans (52%), real estate loans (37%) and consumer loans (11%). Foreclosed real estate, totaling $4,845 at September 30, 1997, primarily represents commercial real estate properties.

Information with respect to impaired loans is contained in Note 4 to the consolidated financial statements, located on page 7.

                     Provision and Reserve for Loan Losses

Transactions in the reserve for loan losses during the quarters and nine months ended September 30, 1997 and 1996 are summarized in the following table:

                                                                                      Quarters ended            Nine months ended
                                                                                       September 30,              September 30,
                                                                                     ----------------           ------------------
                                                                                      1997      1996             1997       1996
                                                                                     -------   -------          -------    -------
Balance at beginning of period..................................................     $33,292   $28,597          $30,148    $29,194
  Provision for loan losses.....................................................       2,196     1,561            5,466      4,188

  Loans charged-off.............................................................      (2,635)   (2,025)          (8,269)    (6,468)
  Recoveries of loans previously charged-off....................................         988       724            6,496      1,943
                                                                                     -------   -------          -------    -------
    Net loans charged-off.......................................................      (1,647)   (1,301)          (1,773)    (4,525)
                                                                                     -------   -------          -------    -------
Balance at end of period........................................................     $33,841   $28,857          $33,841    $28,857
                                                                                     =======   =======          =======    =======

The provision for loan losses charged to operating expense for the third quarter of 1997 totaled $2,196 as compared to $1,561 for the same quarter in 1996. The amount of the provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values, and Management's assessment of current and prospective economic conditions. Net loan charge-offs for the quarter totaled $1,647, or .32% of average loans in 1997 as compared to net charge-offs of $1,301, or 0.26% recorded in 1996.

The reserve for loan losses at September 30, 1997 was comprised of three parts: allocated for specific impaired loans, $1,894; allocated for general segments of unimpaired loans, $8,034; and unallocated, $23,913. That part of the reserve allocated for specific impaired loans is discussed in Note 4 to the consolidated financial statements located on page 7. That part of the reserve allocated for unimpaired general loan segments represents First Midwest's best judgement as to potential loss exposure based upon both historical loss trends as well as loan ratings and qualitative evaluations of such segments. The unallocated portion of the reserve is that part not allocated to either a specific loan on which loss is anticipated or allocated to general segments of the unimpaired loan portfolio.

The reserve for loan losses as a percentage of total loans outstanding increased to 1.63% at September 30, 1997 as compared to 1.36% at September 30, 1996. Such reserve level is considered adequate in relation to the estimated risk of future losses within the loan portfolio.

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

Capital Measurements - FRB/OCC
-------------------------------
                                                                         As of September 30, 1997
                                                      --------------------------------------------------------------
                                                      Bank Holding Company        National Bank            Minimum
                                                      --------------------    ----------------------     -----------
                                                                   Minimum                  Minimum         Well-
                                                       First      Required                  Required     Capitalized
                                                      Midwest        FRB      FMB, N.A.       OCC           FDICIA
                                                      -------     --------    ---------     --------     -----------

Tier 1 capital to risk-based assets...............    10.93%       4.00%        9.06%         4.00%         6.00%
Total capital to risk-based assets................    12.18%       8.00%       10.32%         8.00%        10.00%
Leverage ratio....................................     8.43%       3.00%        7.00%         3.00%         5.00%
                                                      =======     ========    =========     ========     ===========

                                   Dividends

First Midwest's strong capital position has allowed it to increase its quarterly dividend five times during the last four years including twice in 1996. The following table summarizes the dividend increases declared during the years 1994 through 1996:

                  Quarterly Rate
    Date            Per Share*       % Increase
-------------     --------------     ----------
November 1996          $.20             18%
February 1996          $.17             13%
February 1995          $.15             15%
February 1994          $.13             13%

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

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those setforth in the forward looking statements due to market, economic and other business related risks and uncertainties effecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitations, the following: significant fluctuations in market interest rates; limitations on the Company's ability to increase fee-based income without negatively impacting customer relationships and related account balances; operational limitations and costs related to changing technologies; deviations from the assumptions used to evaluate the appropriate level of the reserve for loan losses as well as future purchases and sales of loans may affect the appropriate level of the reserve for loan losses and thereby affect the future levels of provisioning.

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

                          PART II. OTHER INFORMATION

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits - See Exhibit Index appearing on page 18.

(b) Form 8-K - On October 2, 1997, First Midwest filed a report on Form 8-K announcing the consummation of the acquisition of SparBank, Incorporated, the holding company of McHenry State Bank located in McHenry, Illinois.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          First Midwest Bancorp, Inc.
                                      --------------------------------------



                                          DONALD J. SWISTOWICZ
                                      --------------------------------------
Date: November 12, 1997                   Donald J. Swistowicz
                                          Executive Vice President *


* Duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX




    Exhibit                                         Sequential
     Number         Description of Documents       Page Number
  ------------  -------------------------------- ----------------
       27        Financial Data Schedule                19

       99        Pro forma Financial Statements         21
