Form 10-K
period 1997-12-31
FIRST MIDWEST BANCORP INC
filed 1998-03-02
CIK 702325

================================================================================

SECURITIES AND EXCHANGE COMMISSION
FORM 10-K
Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 20, 1998, 20,079,380 shares of common stock of the Registrant were outstanding. The aggregate market value of the shares of common stock held by non-affiliates as of such date was approximately $621,582,000 based on the NASDAQ Stock Market closing price.

Documents incorporated by reference:
Registrant's Joint Proxy Statement/Prospectus for the 1998 Annual Stockholders' Meeting - Parts I and III

                                                       FORM 10-K
                                                   TABLE OF CONTENTS
                                                                                                                    Page
                                                                                                                    ----
                                                         Part I
  Item 1.   Business..............................................................................................     3
  Item 2.   Properties............................................................................................    10
  Item 3.   Legal Proceedings.....................................................................................    11
  Item 4.   Submission of Matters to a Vote of Security Holders...................................................    11

                                                         Part II

  Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters.............................    11
  Item 6.   Selected Financial Data...............................................................................    12
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................    13
  Item 8.   Financial Statements and Supplementary Data...........................................................    39
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................    62

                                                        Part III

  Item 10.   Directors and Executive Officers of the Registrant...................................................    62
  Item 11.   Executive Compensation...............................................................................    62
  Item 12.   Security Ownership of Certain Beneficial Owners and Management.......................................    62
  Item 13.   Certain Relationships and Related Transactions.......................................................    63

                                                         Part IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................    63

                                    PART 1

                               ITEM 1. BUSINESS
First Midwest Bancorp, Inc.

First Midwest Bancorp, Inc. ("First Midwest" or the "Company") is a Delaware corporation that was incorporated in 1982 for the purpose of becoming a multi-bank holding company registered under the Bank Holding Company Act of 1956. On February 28, 1983, the Company received approval from the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to become a bank holding company and on March 31, 1983, the Company was formed through an exchange of common stock. The Company is Illinois' 3rd largest publicly traded banking company with assets of approximately $3.6 billion at year-end 1997 and is headquartered in the Chicago suburb of Itasca, Illinois. The Company and its Affiliates employed approximately 1,400 full time equivalent employees at December 31, 1997.

The Company has responsibility for the overall conduct, direction and performance of its subsidiaries (the "Affiliates") hereinafter described. The Company provides specialized services to the Affiliates in various areas, establishes Company policies and procedures and serves as a source of strength in providing capital and other resources as needed. Responsibility for the management of the Affiliates rests with their respective Boards of Directors and Officers. There was no material change in the lines of business of the Company or its Affiliates during 1997.

Banking Affiliates - First Midwest Bank, National Association and McHenry State Bank

The Company's banking affiliates are First Midwest Bank, National Association and McHenry State Bank, the wholly owned subsidiary of SparBank, Incorporated ("SparBank"), which was acquired by the Company on October 1, 1997 in a transaction accounted for as pooling of interests. A discussion of the acquisition of McHenry State Bank is included under "Acquisitions" in Management's Discussion and Analysis of Financial Conditions and Results of Operations located on page 13, and in Note 2 to "Notes to Consolidated Financial Statements" located on page 46. At December 31, 1997, First Midwest Bank had $3.1 billion in total assets and $2.4 billion in total deposits and operated 51 banking offices in northern Illinois and Iowa. As of that date, McHenry State Bank had $436 million in total assets and $377 million in total deposits and operated 4 offices in McHenry County, Illinois and was the largest bank in the county with the second largest deposit market share. First Midwest has received all regulatory approvals to merge McHenry State Bank into First Midwest Bank, National Association with such merger expected to occur on or about February 23, 1998. In the discussion that follows, the "Bank" refers to the combined bank resulting from the merger of First Midwest Bank, National Association and McHenry State Bank.

The Bank is engaged in commercial and retail banking and offers a broad range of lending, depository and related financial services including accepting deposits; commercial and industrial, consumer and real estate lending; collections; safe deposit box operations; and other banking services tailored for individual, commercial and industrial, and governmental customers. Structurally, the Bank is comprised of two divisions, a sales division defined in four geographical regions and a support division providing corporate administrative and support services through various functional departments. At year end 1997, the Bank had approximately 1,250 full time equivalent employees operating in 55 banking offices, primarily in suburban metropolitan Chicago, as further discussed below.

Approximately 78% of the Bank's assets are located in the suburban metropolitan Chicago area. Within the Chicago metropolitan area, the Bank operates in three of the fastest growing counties in Illinois: Lake and McHenry Counties, north and northwest of the City of Chicago, and Will County, southwest of the City. Lake County has the highest average household income in the State of Illinois and the third highest employment rate, with employment growth rates estimated to be approximately 27% for the period 1997 through 2007. McHenry County, which is adjacent to Lake County on the West, has the fourth highest average household income and the eleventh highest employment rate, with employment growth rate estimated to be approximately 17% for the same forward period. Will County ranks seventh and sixth by the same measures, respectively, and has employment growth rates estimated to be approximately 20% for the same forward period. The Bank currently has the second largest share of bank deposits in the Lake, McHenry and Will County markets with an estimated 8% of Lake County, 14% of McHenry County and 16% of Will County.

Another approximate 16% of the Bank's assets are located in the "Quad Cities" area of Western Illinois and Eastern Iowa which includes the Illinois cities of Moline and Rock Island and the Iowa cities of Davenport and Bettendorf. The Quad Cities region has a population of approximately 400,000, employment in excess of 200,000 jobs, and annual retail sales of approximately $2.5 billion. Employment growth in this market area is projected to be approximately 8% for the period 1997 through 2005. The Bank has an approximate 8% market share, or the second largest, in the Quad Cities.

The Bank maintains branch operations in downstate Illinois primarily in Vermilion and Champaign Counties, that represent approximately 6% of the Bank's total assets. The Bank has approximately 17% of the total deposits in the Vermilion County market.

Trust, Investment Management, Mortgage Banking and Insurance Affiliates

In addition to the Bank, the Company also operates three Affiliates that offer trust, investment advisory, mortgage banking-related services and credit insurance. These Affiliates operate in the same markets serviced by the Bank.

First Midwest Trust Company, N.A. (the "Trust Company") provides trust and investment management services to its clients, acting as executor, administrator, trustee, agent, and in various other fiduciary capacities. As of December 31, 1997, the Trust Company had approximately $1.6 billion in assets under management and in nondiscretionary custody accounts, comprised of accounts ranging from small personal investment portfolios to large corporate employee benefit plans.

First Midwest Mortgage Corporation ("FMMC") began operations on January 1, 1994 and was formed as a separate company to consolidate the residential real estate mortgage loan origination, sales and servicing operations conducted by the Bank. Information with respect to the residential real estate mortgage loan operations of FMMC can be found in the "Noninterest Income" section of Management's Discussion and Analysis of Financial Condition and Results of Operations located on page 23.

First Midwest Insurance Company operates as a reinsurer of credit life, accident and health insurance sold through the Bank, primarily in conjunction with the consumer lending operations.

Pending Merger With Heritage Financial Services, Inc.

On January 14, 1998 the Company, through a wholly owned subsidiary, and Heritage Financial Services, Inc. ("Heritage"), entered into an Agreement and Plan of Merger ("Merger Agreement") whereby Heritage will be merged with and into a wholly owned subsidiary of the Company. Heritage is a $1.3 billion bank holding company headquartered in Tinley Park, Illinois with 17 banking offices located in the south and southwest suburban Chicago banking market where the Company currently has a limited banking presence. Pursuant to the Merger Agreement, the transaction will be structured as a tax-free exchange and accounted for as a pooling of interests. Further information regarding the transaction is included in Note 19 to "Notes to Consolidated Financial Statements" located on page 62.

The Company expects to consummate the acquisition during the late second quarter of 1998. The merger will result in a combined Company having total assets of approximately $5.0 billion, deposits of nearly $4.0 billion, shareholders' equity of $450 million and a market capitalization exceeding $1.1 billion. As a result of the combination, Heritage's 17 banking offices will increase First Midwest's suburban Chicago office network to 56 offices and its total network to 72 offices. The acquisition will increase First Midwest's suburban Chicago deposit base by 48% and its overall deposits by 40%, increasing its deposit market share rank to #1 in Will County. Additionally, the Combined Company will have the 14th largest deposit market share in Cook County, Illinois.

Competition

Illinois, and more specifically the metropolitan Chicago area, is a highly competitive market for banking and related financial services. Competition is generally expressed in terms of interest rates charged on loans and paid on deposits, the ability to garner new deposits, the scope and type of services offered, extended banking hours, access to bank services through branches, and the offering of additional services such as fiduciary activities and brokerage services. The Bank competes with other banking institutions and savings and loan associations, personal loan and finance companies, and credit unions within its market areas. In addition, the Bank competes for deposits with money market mutual funds and investment brokers. The Bank's market areas are experiencing increased competition from the acquisition of local financial institutions by out of state commercial banking institutions.

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

Supervision and Regulation

The Company and its Affiliates are subject to regulation and supervision by various governmental regulatory authorities including, but not limited to, the Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), the Illinois Commissioner of Banks and Real Estate Companies (the "Commissioner of Illinois"), the Arizona Department of Insurance, the Internal Revenue Service and state taxing authorities. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

Interstate branching under the Interstate Banking and Branching Act (the "Branching Act") permits banks to merge across state lines, thereby creating a bank headquartered in one state with branches in other states. Approval of interstate bank mergers will be subject to certain conditions including: adequate capitalization; adequate management; Community Reinvestment Act compliance; deposit concentration limits (as set forth above); and compliance with federal and state antitrust laws. An interstate merger transaction may involve the acquisition of a branch without the acquisition of the bank only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank in that state without acquiring the bank. Following the consummation of an interstate transaction, the resulting bank may establish additional branches at any location where any bank involved in the transaction could have established a branch under applicable federal or state law, if such bank had not been a party to the merger transaction.

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

The interstate branching by merger provisions became effective on June 1, 1997, and allowed each state, prior to the effective date, the opportunity to "opt out", thereby prohibiting interstate branching within that state. Of those states in which First Midwest's banking subsidiaries are located (Illinois and Iowa), neither has adopted legislation to "opt out" of the interstate branching provisions. Furthermore, the pursuant to the Branching Act, a bank is now able to add new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching.

The effects on the Company of the changes in interstate banking and branching laws cannot be accurately predicted, but it is likely that there will be increased competition from national and regional banking firms headquartered outside of Illinois.

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

Federal law prohibits acquisition of "control" of a bank or bank holding company without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of as little as 10% of the outstanding shares. Furthermore, under certain circumstances, a bank holding company may not be able to purchase its own stock where the gross consideration will equal 10% or more of the company's net worth without obtaining approval of the Federal Reserve Board.

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

  Federal Deposit Insurance Corporation Improvement Act of 1991

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") introduced a comprehensive and fundamentally changed approach to banking supervision, generally subjecting banking institutions to significantly increased regulation and supervision. Some of the provisions contained in the FDIC Improvement Act include the implementation of a risk-related premium system for FDIC-insured deposits, revisions in the process of supervision and examination for depository institutions, and federal deposit insurance reforms. The FDIC Improvement Act has had, and is expected to continue to have, a broad and significant impact on the structure and condition of the banking industry.

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

The minimum capital ratios established by the guidelines are based on both tier 1 and total capital to total risk-based assets. Total risk-based assets are calculated by assigning each on-balance sheet asset and off-balance sheet item to one of four risk categories depending on the nature of each item. The amount of the items in each category is then multiplied by the risk-weight assigned to that category (0%, 20%, 50% or 100%). Total risk-based assets equals the sum of the resulting amounts. At December 31, 1997, banking institutions are required to maintain a minimum ratio of tier 1 capital to total risk-based assets of 4.0%, with "tier 1 capital" generally defined as stockholders' equity less certain intangible assets. In addition, banking institutions are required to maintain a minimum ratio of total capital to total risk-based assets of 8.0%, with at least 50% of the risk-based capital requirement to be met with tier 1 capital. Total capital is generally defined to include tier 1 capital plus limited levels of the reserve for loan losses.

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

The Company exceeds the minimum required capital guidelines for both risk-based capital ratios and the leverage ratio at December 31, 1997. The Company's capital structure and capital ratios relative to the regulatory guidelines are further detailed in the "Capital Management and Dividends" section of Management's Discussion and Analysis of Financial Condition and Results of Operations located on page 27.

  Dividends

In addition to capital guidelines, there are various national and state banking regulations which limit the ability of the Affiliates to pay dividends to the Company. Since the Company is a legal entity, separate and distinct from its Affiliates, its dividends to stockholders are not subject to such bank regulatory guidelines.

First Midwest Bank, National Association, and the Trust Company are national banking associations and as such are limited in the amount of dividends which they can pay to the Company under Sections 56 and 60 of the National Bank Act.
Section 56 restricts a national bank from paying dividends if it would impair the institution's capital by barring any payments in excess of net profits then on hand. Section 56 further requires that a bank deduct losses and bad debts from "net profits then on hand". It also specifies that a portion of a bank's capital surplus account may be included as "net profits then on hand", to the extent that it represents earnings from prior periods. Dividends on preferred stock are not subject to the limitations set forth in Section 56. Section 60 requires OCC approval if the total of all dividends declared on common stock in any calendar year will exceed the institution's net profits of that year combined with its retained net profits of the preceding two years, less any required transfers to surplus. In calculating its net profits under Section 60, a national bank may not add back provisions made to its reserve for loan losses nor deduct net charge-offs. Unlike Section 56, dividends on preferred stock are subject to the limitations set forth in Section 60. As of December 31, 1997, First Midwest Bank, National Association, and the Trust Company could distribute dividends of approximately $16.5 million, without prior approval from the OCC.

The provisions of the Illinois Banking Act govern the payment of dividends by McHenry State Bank, a state-chartered bank. Dividends may not be declared by McHenry State Bank (1) except out of McHenry State Bank's net profits; and (2) unless McHenry State Bank has transferred to surplus at least one-tenth of its net profits since the date of the declaration of the last preceding dividend, until the amount of its surplus is at least equal to its capital. Net profits under the Illinois Banking Act must be adjusted for losses and bad debts unless such debts are secured and in the process of collection. As of December 31, 1997, McHenry State Bank could distribute dividends of approximately $18 million, without prior approval from the State.

Dividends of FMMC may be paid to the extent that such dividends do not reduce the capital of FMMC below $1,000,000. As of December 31, 1997, FMMC could pay dividends of $1.3 million.

The appropriate Federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.

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

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. For 1998, the Bank will pay premium assessments on both its BIF and SAIF insured deposits in order to service the interest on the Financing Corporation (FICO) bond obligations which were used to finance the cost of "thrift bailouts" in the 1980's. The FICO assessment rates for the first semi-annual period of 1998 were set at $.01256 per $100 of insured deposits for BIF assessable deposits and $.0628 per $100 in deposits for SAIF assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment basis for the BIF and SAIF. By law, the FICO rate on BIF assessable deposits must be one-fifth of the rate on SAIF assessable deposits until the insurance funds are merged or until January 1, 2000, which ever occurs first.

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

                              ITEM 2. PROPERTIES

The Affiliates own substantially all of the properties in which their various offices are located. The following table summarizes the Company's properties by location:


Affiliate                    Markets Served                Property Type/Location                       Ownership
---------                    --------------                -----------------------                      ----------
The Company                                                Administrative office: Itasca, Illinois      Leased

First Midwest Bank,          Cook, Champaign,              Administrative office: Itasca, Illinois      Thirty-seven
National Association         DuPage, Grundy,               Fifty-one banking offices located in         owned/Fourteen
                             Knox, Lake, LaSalle,          markets served.                              leased
                             Rock Island, Vermilion
                             and Will Counties,
                             Illinois; Scott County,
                             Iowa

McHenry State Bank           McHenry County,               Four offices                                 Owned
                             Illinois

First Midwest Trust          Same markets served by        Main office: Joliet, Illinois                Owned
Company, N.A.                the Bank                      Additional Trust offices located in
                                                           Danville, Deerfield, Lake Forest,
                                                           Moline and Morris, Illinois; Davenport,
                                                           Iowa

First Midwest Mortgage       Same markets served by        Main office: Joliet, Illinois                Owned
Company                      the Bank                      Additional offices located within Bank
                                                           Affiliates

In addition to the banking locations listed above, the Bank owns 87 automatic teller machines, some of which are housed within a banking office and some of which are independently located.

                           ITEM 3. LEGAL PROCEEDINGS

There are certain legal proceedings pending against First Midwest and its Affiliates in the ordinary course of business at December 31, 1997. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

               ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

First Midwest's common stock is traded on the NASDAQ Stock Market under the symbol "FMBI". Stock price quotations can be found in The Wall Street Journal and other major daily newspapers. As of December 31, 1997, there were approximately 3,000 stockholders of record. The following table sets forth the common stock price, dividends per share and book value per share during each quarter of 1997 and 1996.

                                                     1997                                                1996
                               ------------------------------------------------    ------------------------------------------------
                                Fourth        Third       Second        First       Fourth       Third        Second        First
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Market price of common
 stock:
    High.....................  $   45.25    $   37.75    $   33.88    $   32.50    $   33.00    $   24.38    $   23.38    $   24.00
    Low......................      36.00        31.25        29.50        29.38        23.81        21.38        22.19        21.38
Quarter-end..................      43.75        37.50        31.69        29.75        32.63        23.88        22.38        22.63
Cash dividends per share.....  $    .225    $    .200    $    .200    $    .200    $   0.200    $   0.168    $   0.168    $   0.168
Dividend yield at
 quarter-end /(1)/...........       1.89%        2.13%        2.52%        2.69%        2.16%        2.81%        3.00%        2.97%
Book value per share.........  $   16.82    $   16.69    $   16.08    $   15.53    $   15.52    $   15.26    $   14.85    $   14.78
Number of shares traded......  1,339,200    1,499,606    1,538,415    1,799,791    1,936,910    1,222,480    1,249,858    1,146,025
                               =========    =========    =========    =========    =========    =========    =========    =========

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

                        ITEM 6. SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the operating results and financial condition of First Midwest for the five years ended December 31, 1997 is presented in the table that follows. The previously reported information contained herein has been restated to include the acquisition of SparBank in October, 1997 which was accounted for as a pooling of interests. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the SparBank acquisition and the factors affecting First Midwest's financial condition and operating results is presented in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations located on the following page.


                                                              Years ended December 31,
---------------------------------------------------------------------------------------------------------
                                              1997         1996         1995         1994         1993
                                           ----------   ----------   ----------   ----------   ----------
Operating Results (Amounts in thousands)
Interest income.........................   $  270,506   $  268,793   $  275,704   $  235,210   $  214,806
Interest expense........................      125,782      130,368      142,292      103,688       86,350
Net interest income.....................      144,724      138,425      133,412      131,522      128,456
Provision for loan losses /(1)/.........        8,765        7,790       11,454        8,653       12,217
Noninterest income......................       37,222       34,335       33,695       30,145       33,110
Noninterest expense.....................      108,364      104,480      104,554      104,470      104,312
Special charges/(credits)/(2)/..........        5,446          287        3,529        3,900         ---
Income tax expense......................       20,556       20,331       16,166       15,168       13,739
Net income..............................       38,815       39,872       31,404       29,476       31,298
Pro Forma net income - before special
 items /(3)/............................       43,897       39,644       34,580       31,855       31,298
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Per Share Data
Net income..............................   $     1.94   $     1.96   $     1.55   $     1.47         1.53
Net income, assuming dilution...........         1.92         1.95         1.53         1.46         1.53
Pro Forma net income - before special
 items /(3)/............................         2.20         1.95         1.71         1.59         1.53
Cash dividends declared.................         .825         .704         .608         .544         .480
Book value at period end................        16.82        15.52        14.61        12.46        12.87
Book value at period end, as adjusted
 /(4)/..................................        16.48        15.47        14.48        13.51        12.66
Market value at period end..............        43.75        32.63        23.10        19.19        20.19
---------------------------------------------------------------------------------------------------------

Performance Ratios
Return on average equity................        12.13%       13.08%       11.29%       11.57%       12.59%
Pro Forma return on average equity-before
 special items /(3)/....................        13.72%       13.00%       12.43%       12.51%       12.59%
Return on average assets................         1.10%        1.12%         .87%         .86%        1.01%
Pro Forma return on average assets-before
 special items /(3)/....................         1.25%        1.11%         .96%         .93%        1.01%
Net interest margin - tax equivalent....         4.54%        4.31%        4.06%        4.25%        4.63%
Dividend payout ratio...................        42.53%       35.92%       39.23%       37.01%       31.37%
Equity to average assets ratio..........         8.08%        8.57%        7.69%        7.47%        8.03%
---------------------------------------------------------------------------------------------------------
                                                                    December 31,
---------------------------------------------------------------------------------------------------------
                                              1997         1996         1995         1994         1993
                                           ----------   ----------   ----------   ----------   ----------
Balance Sheet Highlights (Amounts in
 thousands)
Total assets............................   $3,614,173   $3,575,000   $3,660,811   $3,542,688   $3,305,584
Loans...................................    2,333,252    2,352,225    2,364,516    2,159,102    1,961,728
Deposits................................    2,795,975    2,636,939    2,656,951    2,505,977    2,437,371
Stockholders' equity....................      337,512      312,443      297,060      250,719      259,319
---------------------------------------------------------------------------------------------------------

/(1)/ 1997 and 1995 include $1,296 and $548, respectively, in provisions for loan losses incident to conforming the credit policies of acquirees to those of First Midwest.

/(2)/ Special charges in 1997 and 1995 include acquisition costs and expenses incident to the SparBank and CF Bancorp, Inc. acquisitions, respectively; see "Acquisitions" on page 13. 1996 includes a special assessment expense for SAIF of $1,603, net of acquisition credits of $1,316. 1994 represents restructure expenses.

/(3)/ Represents net income, net income per share, return on average equity and return on average assets on a pro-forma basis excluding the after-tax effect of the provisions for loan losses and special charges/(credits) described in (1) and (2) above.

/(4)/ Excludes the after-tax unrealized net appreciation/depreciation on securities available for sale existent as of the end of the year indicated.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting First Midwest's consolidated income statements for the years 1995 through 1997 and balance sheets as of December 31, 1996 and 1997. The discussion is designed to provide stockholders with a more comprehensive review of the operating results and financial condition than could be obtained from a review of the consolidated financial statements alone and should be read in conjunction with the consolidated financial statements, accompanying notes thereto and other financial information presented in this Form 10-K. A condensed review of operations for the fourth quarter of 1997 is included on page 37. The review provides an analysis of the quarterly earnings performance for the fourth quarter of 1997 as compared to the same period in 1996.

The consolidated financial statements and financial information for all previously reported periods presented herein have been restated to include First Midwest's October 1997 acquisition of SparBank, Incorporated which was accounted for as a pooling of interests and is discussed in the "Acquisitions" section that follows. All dollar amounts are presented in thousands, except per share data.

ACQUISITIONS

CF Bancorp, Inc.

On December 20, 1995, First Midwest consummated the acquisition of CF Bancorp, Inc., the holding company for Citizens Federal Bank ("Citizens Federal"), Davenport, Iowa. The acquisition was accounted for as a pooling of interests, and, on December 2, 1996, Cititizens Federal was converted to a national bank and merged into First Midwest Bank, National Association. In connection with the acquisition, First Midwest recorded $4,887 in costs ($3,670 after-tax), consisting of $4,339 in acquisition expenses and $548 in provisions for loan losses incident to conforming Citizens Federal's credit policies to First Midwest's. The acquisition expenses included an accrual for the potential bad debt reserve recapture expense associated with the conversion of the thrift to a bank, in addition to customary investment banking and professional fees and anticipated severance benefits due to staff reductions.

SparBank, Incorporated

On October 1, 1997, First Midwest consummated the acquisition of SparBank, Incorporated ("SparBank"), the holding company for McHenry State Bank, in a transaction accounted for as a pooling of interests. In connection with the acquisition, First Midwest recorded a special charge in the amount $5,082 ($6,742 pre tax) or $.25 per share in expenses relating to the acquisition consisting of $4,292 ($5,446 pre tax) in acquisition expenses and $790 ($1,296 pre tax) in a provision for loan losses incident to conforming McHenry State Bank's credit policies to First Midwest's. The acquisition expenses included customary investment banking and professional fees and anticipated severance and related benefits due to staff reductions. First Midwest has received all required regulatory approvals to merge McHenry State Bank into First Midwest Bank, National Association, with such merger expected to occur on February 23, 1998.

The following tables provide select financial information with respect to First Midwest and SparBank on both a stand-alone and consolidated basis. Such information is intended to present the impact of the acquisition of SparBank on the financial condition and operating results of First Midwest and is not necessarily indicative of trends or results to be expected in future periods.


                                                                   December 31,
                             ---------------------------------------------------------------------------------------
                                               1997                                          1996
                             ----------------------------------------      -----------------------------------------
                               First                                         First
Balance Sheet Highlights      Midwest        SparBank       Combined        Midwest        SparBank        Combined
------------------------     ----------      --------      ----------      ---------      ----------      ----------
Loans.....................   $2,090,367      $242,885      $2,333,252      $2,085,277      $ 266,948      $2,352,225
Reserve for loan losses...       33,944         3,400          37,344          30,148          2,054          32,202
Total assets..............    3,178,317       435,856       3,614,173       3,119,238        455,762       3,575,000
Deposits..................    2,419,205       376,770       2,795,975       2,260,667        376,272       2,636,939
Stockholders' equity......      284,084        53,428         337,512         262,140         50,303         312,443
Book value per share......        16.87         16.54/(1)/      16.82           15.51          16.54/(1)/      15.52
                             ==========      ========      ==========      ==========      =========      ==========


                                                                   Years ended December 31,
                              -----------------------------------------------------------------------------------------------------
                                            1997                              1996                              1995
                              --------------------------------  --------------------------------  ---------------------------------
                               First                             First                              First
Income Statement Highlights   Midwest   SparBank      Combined  Midwest  SparBank      Combined    Midwest   SparBank      Combined
---------------------------   --------  --------      --------  -------- ---------     ---------  ---------  --------      --------
Net interest income.......... $128,916  $15,808       $144,724  $122,750  $15,675       $138,425  $118,568   $14,844       $133,412
Provision for loan
 losses /(2)/................    7,359      110          7,469     7,470      320          7,790    10,786       120         10,906
Noninterest income...........   34,038    3,184         37,222    31,433    2,902         34,335    30,835     2,860         33,695
Noninterest expenses /(2)/...   98,351   10,013        108,364    94,040   10,440        104,480    94,070    10,484        104,554
Income tax expense /(2)/.....   19,989    2,227         22,216    19,185    1,661         20,846    15,685     1,382         17,067
Pro Forma net income -
 before special items /(2)/..   37,255    6,642         43,897    33,488    6,156         39,644    28,862     5,718         34,580
                              ========  =======       ========  ========  =======       ========  ========   =======       ========
Pro Forma net income per
 share before special
 items /(2)/................. $   2.22  $  2.06/(1)/  $   2.20  $   1.97  $  1.91/(1)/  $   1.95  $   1.70   $  1.77/(1)/  $   1.71
                              ========  =======       ========  ========  =======       ========  ========   =======       ========


                                                                     Years ended December 31,
                                    -------------------------------------------------------------------------------------------

                                                1997                           1996                           1995
                                    ----------------------------   ----------------------------   -----------------------------
                                     First                          First                           First
Selected Ratios                     Midwest  SparBank   Combined   Midwest  SparBank   Combined    Midwest   SparBank  Combined
---------------                     -------  ---------  --------   -------  --------   --------   ---------  --------  --------
Return on average equity -
 before special items /(2)/......   14.15%    11.48%     13.72%    13.17%   13.57%      13.00%      11.02%    12.07%    12.43%
Return on average assets -
 before special items/(2)/.......    1.23%     1.33%      1.25%     1.09%    1.36%       1.11%        .81%     1.32%      .96%
Net interest - margin /(3)/......    4.58%     4.28%      4.54%     4.33%    4.14%       4.31%       4.04%     4.19%     4.06%
Pro Forma efficiency ratio
 - before special items /(2)/....    60.1%     52.1%      57.9%     60.8%    55.1%       58.9%       63.1%     58.3%     64.2%

------------------------
/(1)/ SparBank's book value per share and pro forma net income per share before special items are based on an equivalent number of First Midwest's period end and average shares outstanding, respectively, for each period.
/(2)/ 1997 excludes $5,082 ($6,742 pre tax) or $.25 per share in expenses related to the acquisition of SparBank consisting of $4,292 ($5,446 pre tax) in acquisition expenses and $790 ($1,296 pre tax) in provisions for loan losses incident to conforming credit policies to First Midwest's 1996 excludes $228 or $.01 per share from acquisition credits, net of a one-time SAIF assessment. 1995 excludes $3,176 ($4,077 pre tax) or $.16 per share, consisting of $2,842 ($3,529 per-tax), in acquisition expenses net of restructure credits, and provisions for loan losses of $334 ($548 pre-tax incident to conforming policies to First Midwest's.
/(3)/  Tax equivalent basis.
/(4)/ The gross revenues and net income of First Midwest and SparBank for the nine months ended September 30, 1997 were $121,385 and $27,281, and $14,413 and $4,897, respectively.

Heritage Financial Services, Inc.

On January 14, 1998, First Midwest, through a newly formed, wholly owned subsidiary and Heritage Financial Services Inc. ("Heritage") entered into an Agreement and Plan of Merger ("Merger Agreement") whereby Heritage will be merged into such wholly owned subsidiary. Heritage is a $1.3 billion holding company headquartered in Tinely Park, Illinois with 17 banking offices located in the south and southwest suburban Chicago banking market.

Pursuant to the Merger Agreement, the transaction will be structured as a tax-free exchange and accounted for as a pooling of interests. Each outstanding share of Heritages outstanding common stock, no par value will be converted to
 .7695 of a share of First Midwest common stock, $.01 par value, resulting in the issuance of approximately 9.7 million shares of First Midwest common stock. The merger is conditioned upon, among other things, approval by the shareholders of both First Midwest and Heritage and receipt of customary regulatory approvals.
It is anticipated that the acquisition will be consummated in late second quarter 1998. Further information regarding the transaction is included under
Item 1 of this Form 10-K located on page 4 and in Note 19 to "Notes to Consolidated Financial Statements" located on page 62.

SUMMARY OF RESULTS FROM OPERATIONS

Net Income

Net income for 1997 totaled $38,815 or $1.94 per share as compared to $39,872 or $1.96 per share in 1996 and $31,404 or $1.55 per share in 1995 and included certain special items discussed in the following Tables 1 and 2. First Midwest's pro forma net income before special items for 1997 totaled $43,897 or $2.20 per share as compared to $39,644 or $1.95 per share in 1996 and $34,580 or $1.71 per share in 1995.

Presented in Table 1 that follows is a condensed income statement comparing the major components of net income, exclusive of certain special items including acquisition expenses (1997), acquisition credits and a one-time SAIF assessment
(1996), and acquisition expenses net of restructure credits (1995) for the years ended December 31, 1997, 1996 and 1995. The increase or decrease in each net income component is discussed in more detail on Tables 1 and 2 that follow.


                                    Table 1
             Pro Forma Statements of Income - Before Special Items


                                                                                  Years Ended December 31,
                                                           ----------------------------------------------------------------------

                                                                Change from 1996                     Change from 1995
                                                                ----------------                     ----------------
                                                             1997       $         %         1996        $         %        1995
                                                           --------   ------    -----     --------   --------  -------    -------
Net interest income, tax equivalent................        $149,690    7,016     4.92      142,674     5,816      4.25    136,858

Provision for loan losses /(1)/....................           7,469     (321)   (4.11)       7,790    (3,116)   (28.58)    10,906

Noninterest income.................................          37,222    2,887     8.41       34,335       640      1.90     33,695

Noninterest expense /(1)/..........................         108,364    3,884     3.72      104,480       (74)     (.07)   104,554
                                                           --------   ------    -----     --------   -------   -------   --------

Income before income taxes.........................          71,079    6,340     9.79       64,739     9,646     17.51     55,093

Income tax expense, net of
tax equivalent adjustment..........................          27,182    2,087     8.32       25,095     4,582     22.34     20,513
                                                           --------   ------    -----     --------   -------   -------   --------

Pro Forma Net Income -
before special items /(1)/.........................        $ 43,897    4,253    10.73     $ 39,644     5,064     14.64   $ 34,580
                                                           ========   ======    =====     ========   =======   =======   ========
Pro Forma Net Income per
share - before special
items /(1)/........................................        $   2.20      .25    12.82     $   1.95       .24     14.05   $   1.71
                                                           ========   ======    =====     ========   =======   =======   ========

/(1)/ 1997 excludes $5,082 ($6,742 pre tax) or $.25 per share in expenses related to the acquisition of SparBank, consisting of $4,292 ($5,466 pre tax) in acquisition expenses and $790 ($1,296 pre tax) in provision for loan losses incident to conforming credit policies to First Midwest's. 1996 excludes $228 or $.01 per share from acquisition credits, net of a one-time SAIF assessment. 1995 excludes $3,176 ($4,077 pre tax) or $.16 per share in acquisition expenses and acquisition related provision for loan losses, net of restructure credits.

Table 2 reconciles the pro forma net income before special items to reported net income for 1997, 1996 and 1995:

                                    Table 2
                        Analysis of Reported Net Income

                                                                                 Per
                                                                        $       Share
                                                                     -------    -----
Pro Forma Net Income - Before special items - 1997/(1)/...........   $43,897    $2.20
  Acquisition related: /(1)/
    Expenses......................................................    (4,292)    (.21)
    Provision for loan losses.....................................      (790)    (.04)
                                                                     -------    -----
Reported Net Income - 1997........................................   $38,815    $1.94
                                                                     =======    =====

Pro Forma Net Income before special items - 1996..................   $39,644    $1.95

  Acquisition related credits.....................................     1,190      .06
  Special SAIF assessment.........................................      (962)    (.05)
                                                                     -------    -----
Reported Net Income - 1996........................................   $39,872    $1.96
                                                                     =======    =====


Pro Forma Net Income before special items - 1995..................   $34,580    $1.71
  Acquisition related:
    Expenses......................................................    (3,336)    (.16)
    Provision for loan losses.....................................      (334)    (.02)
  Reversal of restructure reserve.................................       494      .02
                                                                     -------    -----
Reported Net Income - 1995........................................   $31,404    $1.55
                                                                     =======    =====

/(1)/ Per share pro forma net income totals $2.196; per share acquisition related costs total $.254.

Pro forma net income per share increased by 12.8% from 1996 to 1997 and followed an increase of 14.0% from 1995 to 1996. The improvement in both years was attributable primarily to higher levels of net interest income as well as noninterest income. A decrease in the provision for loan losses in 1996 and 1997 was attributable primarily to lower levels of nonperforming assets (see Table 25). Noninterest expense in 1997 increased from 1996 due primarily to additional costs associated with branch expansion but was unchanged in 1996 from 1995 reflecting the continued benefits resulting from the Companywide restructuring initiated in late 1994.

Performance Ratios

Return on average stockholders' equity for 1997 was 12.13% as compared to 13.08% in 1996 and 11.29% in 1995. Return on average assets for 1997 was 1.10% as compared to 1.12% in 1996 and .87% in 1995. Excluding the special items discussed above, pro forma return on average stockholders' equity was 13.72% in 1997, 13.00% in 1996 and 12.43% in 1995 and pro forma return on average assets was 1.25% in 1997, 1.11% in 1996 and .96% in 1995.

Credit Quality

Nonperforming loans totaled $10,796 or .46% of net loans at December 31, 1997, as compared to $13,553 or .58% of net loans at December 31, 1996. Foreclosed real estate decreased to $4,397 at December 31, 1997 from $5,971 at December 31, 1996. Nonperforming assets totaled $15,193 or .65% of loans plus foreclosed real estate at December 31, 1997 as compared to $19,524 or .83% at the prior year end.

Capital and Dividends

First Midwest's capital structure continues to be strong at December 31, 1997, with Tier 1 and Total Capital to risk-based assets of 11.66% and 12.92%, respectively. The capital levels of First Midwest are in excess of the level designated as "well-capitalized" by the FDIC Improvement Act with such levels having been maintained consistently as of each quarter end since inception of the capital ratios required by the FDIC Improvement Act beginning in 1989.

The Company's capital position and earnings have allowed it to increase its dividend in 1997, for the sixth straight year, to an indicated annual rate of $.825 per share, from $.704 in 1996 and $.608 in 1995.

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

                                    Table 3
                    Net Interest Income and Margin Analysis

                                           1997                             1996                                1995
                              ------------------------------   ------------------------------     ---------------------------------
                                                      Yield/                           Yield/                               Yield/
                               Average                 Rate     Average                 Rate        Average                  Rate
Assets:                        Balance    Interest     (%)      Balance   Interest      (%)         Balance     Interest     (%)
                              ----------  --------   -------   ---------  --------      ----      -----------  ----------  --------
Interest bearing deposits
 with banks.................  $    3,470  $    224     6.46   $    4,018  $    282      7.02      $   11,607          693    5.97
Securities:
  Available for sale /(1)/..     913,706    62,108     6.80      966,180    63,973      6.62         815,066       54,453    6.68
  Held to maturity - /(1)/..      19,811     1,422     7.18       28,033     2,171      7.74         242,705       17,650    7.27
                              ----------  --------     ----   ----------  --------     -----      ----------   ----------   -----
    Total securities........     933,517    63,530     6.81      994,213    66,144      6.65       1,057,771       72,103    6.82
Federal funds sold and
 securities purchased under
 agreements to resell.......      23,145     1,248     5.39       17,904     1,100      6.14          31,273        1,979    6.33
Mortgages held for sale.....      13,131     1,026     7.81       18,895     2,061     10.91          13,389        1,374   10.26
Loans, net of unearned
 discount /(1)//(2)//(3)/...   2,321,488   209,443     9.02    2,276,809   203,455      8.94       2,256,644      203,003    9.00
                              ----------  --------     ----   ----------  --------     -----      ----------   ----------   -----
  Total interest earning
   assets /(1)//(2)/........   3,294,751   275,471     8.36    3,311,839   273,042      8.24       3,370,684      279,152    8.28
                                          --------     ----               --------     -----                   ----------   -----
Cash and due from banks.....     123,116                         142,973                             140,105
  Reserve for loan losses...     (35,848)                        (30,918)                            (29,041)
  Other assets..............     142,315                         133,406                             134,021
                              ----------                      ----------                          ----------
  Total assets..............  $3,524,334                       3,557,300                          $3,615,769
                              ==========                      ==========                          ==========
Liabilities and
 Stockholders' Equity:
Savings deposits............  $  358,503  $  9,458     2.64   $  368,626  $  9,760      2.65      $  346,456   $    8,289    2.39
NOW accounts................     328,485     7,850     2.39      321,915     7,622      2.37         326,899        8,180    2.50
Money market deposits.......     278,854     9,908     3.55      283,808     9,627      3.39         313,849       11,383    3.63
Time deposits...............   1,303,720    72,757     5.58    1,291,252    73,133      5.66       1,224,294       69,750    5.70
Short-term borrowings.......     469,558    25,809     5.50      559,087    30,226      5.41         708,249       44,690    6.31
                              ----------  --------     ----   ----------  --------     -----      ----------   ----------   -----
  Total interest bearing
   liabilities..............   2,739,120   125,782     4.59    2,824,688   130,368      4.62       2,919,747      142,292    4.87
                                          --------     ----               --------     -----                   ----------   -----
Demand deposits.............     420,238                         388,481                             379,528
Other liabilities...........      45,079                          39,211                              38,398
Stockholders' equity........     319,897                         304,920                             278,096
                              ----------                      ----------                          ----------
  Total liabilities and
     stockholders' equity     $3,524,334                      $3,557,300                          $3,615,769
                              ==========                      ==========                          ==========
Net interest income/margin
 /(1)/......................              $149,689     4.54               $142,674      4.31                   $  136,860    4.06
                                          ========     ====               ========     =====                   ==========    ====

__________________

/(1)/ Interest income and yields are presented on a tax equivalent basis.

/(2)/ Loans on a nonaccrual basis for the recognition of interest income totaling $10,796, $13,553, and $11,219, as of December 31, 1997, 1996 and
      1995, respectively, are included in loans, net of unearned discount, for purposes of this analysis.

/(3)/ The amount of loan fees is not material in any of the years presented.

Table 4 analyzes the changes in interest income, interest expense and net interest income that result from changes in volumes of earning assets and funding sources, as well as fluctuations in interest rates.

                                    Table 4
    Changes in Net Interest Income Applicable to Volumes and Interest Rates


1997 as Compared to 1996                     Interest Income/Expense          Increase/(Decrease) due to: /(1)/
------------------------                 -------------------------------     ------------------------------------
                                                               Increase
                                           1997       1996    (Decrease)      Volume         Rate         Total
                                         --------   --------  ----------     ---------    ---------     ---------
Interest bearing deposits with banks...  $    224   $    282   $    (58)     $    (36)     $   (22)     $    (58)
Securities:............................
  Available for sale /(2)/.............    62,108     63,973     (1,865)       (3,656)       1,791        (1,865)
Taxable................................       865      1,112       (247)         (195)         (52)         (247)
Nontaxable /(2)/.......................       557      1,059       (502)         (440)         (62)         (502)
Federal funds sold and securities
 purchased under agreements to resell..     1,248      1,100        148           254         (106)          148
Mortgages held for sale................     1,026      2,061     (1,035)         (537)        (498)       (1,035)
Loans, net of unearned discount /(2)/..   209,443    203,455      5,988         4.020        1,968         5,988
                                         --------   --------   --------      --------      -------      --------
Total interest income /(2)/............  $275,471   $273,042   $  2,429      $   (590)     $ 3,019      $  2,429
                                         ========   ========   ========      ========      =======      ========

Savings deposits.......................  $  9,458   $  9,760   $   (302)     $   (267)     $   (35)     $   (302)
NOW accounts...........................     7,850      7,622        228           157           71           228
Money market deposits..................     9,908      9,627        281          (163)         444           281
Time deposits..........................    72,757     73,133       (376)          723       (1,099)         (376)
Short-term borrowings..................    25,809     30,226     (4,417)       (4,931)         514        (4,417)
                                         --------   --------   --------      --------      -------      --------
  Total interest expense...............   125,782    130,368     (4,586)       (4,481)        (105)       (4,586)
                                         --------   --------   --------      --------      -------      --------
    Net interest income /(2)/..........  $149,689   $142,674   $  7,015      $  3,891      $ 3,124      $  7,015
                                         ========   ========   ========      ========      =======      ========

1996 as Compared to 1995                     Interest Income/Expense          Increase/(Decrease) due to: /(1)/
------------------------                 --------------------------------   -------------------------------------
                                                                Increase
                                           1996       1995     (Decrease)     Volume        Rate          Total
                                         --------   --------   ----------   --------    -----------    ----------
Interest bearing deposits with banks...  $    282   $    693       (411)     $   (562)     $   151      $   (411)
Securities:
  Available for sale /(2)/.............    63,973     54,453      9,520        10,001         (481)        9,520
  Taxable..............................     1,112     15,081    (13,969)      (13,909)         (60)      (13,969)
  Nontaxable /(2)/.....................     1,059      2,569     (1,510)       (1,373)        (137)       (1,510)
Federal funds sold and securities
 purchased under agreements to resell..     1,100      1,979       (879)         (823)         (56)         (879)
Mortgages held for sale................     2,061      1,374        687           596           91           687
Loans, net of unearned discount /(2)/..   203,455    203,003        452         1,766       (1,314)          452
                                         --------   --------   --------      --------      -------      --------
Total interest income /(2)/............  $273,042   $279,152     (6,110)     $ (4,304)     $(1,806)     $ (6,110)
                                         ========   ========   ========      ========      =======      ========

Savings deposits.......................  $  9,760   $  8,289   $  1,471      $    551      $   920      $  1,471
NOW accounts...........................     7,622      8,180       (558)         (123)        (435)         (558)
Money market deposits..................     9,627     11,383     (1,756)       (1,048)        (708)       (1,756)
Time deposits..........................    73,133     69,750      3,383         3,790         (407)        3,383
Short-term borrowings..................    30,226     44,690    (14,464)       (8,609)      (5,855)      (14,464)
                                         --------   --------   --------      --------      -------      --------
  Total interest expense...............   130,368    142,292    (11,924)       (5,439)      (6,485)      (11,924)
                                         --------   --------   --------      --------      -------      --------
    Net interest income /(2)/..........  $142,674   $136,860   $  5,814      $  1,135      $ 4,679      $  5,814
                                         ========   ========   ========      ========      =======      ========

/(1)/ For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to the such categories on the basis of the percentage relationship of each to the sum of the two.
/(2)/  Interest income is presented on a tax equivalent basis.

In 1995, short-term interest rates, defined as the Fed Funds Rate and one month LIBOR, began the year at 6%, rose slightly in the first quarter of the year and then stabilized and began gradually declining by approximately 75 basis points during the third and fourth quarters. In 1996 and 1997, short-terms rates fluctuated narrowly in the 5.25% - 5.75% range for the entire period while the prime rate for the three year period 1995 - 1997 was virtually unchanged in the 8.25% - 8.50% range.

In an effort to increase market share during 1995, First Midwest introduced certain new deposit account products at higher introductory rates and maturities that extended into mid to late 1996. As a result, during 1995, net interest bearing liabilities, exclusive of short-term borrowings, sustained higher average balances than in the subsequent two year period as some of the introductory funds ran off. Additionally, as a result of the higher rates paid on these new products, the net interest margin fell to 4.06% in 1995 from 4.25% in 1994. Also contributing to the decline in 1995 was a higher level of more expensive, wholesale short-term funding.

As interest rates declined in late 1995 and stabilized during the 1996 and 1997 periods, the rates paid on total interest bearing liabilities decreased by 25 basis points in 1996 to 4.62% followed by an additional 3 basis point decrease in 1997 to 4.59%. The decrease was due to the combination of the general drop in interest rates, the runoff of the higher rates paid on new products in 1995 and a planned reduction in the more expensive short-term borrowings during each of 1996 and 1997, with such funding being replaced by less expensive, core deposit funding. Furthermore, as a result of continued loan growth in both 1996 and 1997, the overall rate on total interest earning assets decreased by only 4 basis points in 1996 to 8.24% from 8.28% in 1995 and increased 13 basis points in 1997 to 8.36%. As a result, net interest margin has improved to 4.54% in 1997 from 4.31% in 1996 and 4.06% in 1995.

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

First Midwest's gap analysis as of December 31, 1997 is presented in Table 5. Earning assets and interest bearing liabilities are presented within selected time intervals over a one-year forward period based upon their repricing and maturity characteristics. In a perfectly matched gap analysis, an equal amount of rate-sensitive assets and liabilities would be reflected as repricing within each given time interval. A positive interest rate sensitivity gap indicates more assets than liabilities will reprice in that time period, while a negative gap indicates more liabilities will reprice.

                                    Table 5
               Analysis of Rate Sensitive Assets and Liabilities


At December 31, 1997                               1-30 Days       31-90 Days      91-180 Days      181-365 Days
--------------------                              -----------     -----------     ------------     -------------
Rate Sensitive Assets (RSA)...................     $  926,314      $ 136,216       $ 229,317         $ 335,543
Rate Sensitive Liabilities (RSL)..............     $1,677,082      $ 177,385       $ 410,855         $ 276,727
Interest Sensitivity Gap (GAP)................
    (RSA less RSL):
    Incremental...............................     $ (750,768)     $ (41,169)      $(181,538)        $  58,816
    Cumulative................................     $ (750,768)     $(791,937)      $(973,475)        $(914,659)
    Cumulative, excluding Savings
     and NOW accounts.........................     $ (156,723)     $(197,892)      $(379,430)        $(320,614)
RSA/RSL (Ratio)                                          55.2%          76.8%           55.8%            121.3%
GAP/Total Assets (Cumulative).................          (20.7%)        (21.8%)         (26.8%)           (25.2%)
GAP/Total Assets (Cumulative, excluding
  Savings and NOW accounts)...................           (4.3%)         (5.4%)         (10.4%)           (8.87%)
                                                   ==========      =========       =========         =========

The preceding table reflects a cumulative liability-sensitive balance sheet over a one year time frame which likely will more positively affect net interest income if interest rates fall than if they rise. However, while the gap analysis is widely used in the industry, it is unable to capture other factors affecting the sensitivity of the balance sheet, such as the time lags required for certain assets and liabilities to reprice because of their varying sensitivity to changes in market interest rates. Furthermore, included in the total for rate-sensitive liabilities are $594,045 in savings and NOW accounts. While immediately repriceable, the rates paid on these deposit accounts will not change in direct correlation with changes in the general level of short-term interest rates. For example, if First Midwest's base lending rate declines by 100 basis points, the interest rate paid on these deposits will not immediately decline by the full 100 basis points. Conversely, if lending rates increase by the same amount, the rates paid on these deposits will likewise not increase immediately or by the full 100 basis points.

For the reasons noted above, a static gap analysis has limitations in its usefulness and its ability to effectively present the rate sensitivity of a balance sheet. Accordingly, First Midwest uses a more dynamic approach to measuring interest rate risk by conducting simulations that demonstrate the changes that would occur in net interest income under different interest rate scenarios and balance sheet structures. This form of modeling is conducted monthly, involves adjustments to balance sheet volumes over a 12 to 24-month forward period, incorporates a repricing analysis of earning assets and funding sources and considers certain other off-balance sheet hedging vehicles such as interest rate exchange agreements (swaps), as further described below. Furthermore, First Midwest has generally followed a policy of maintaining a balanced mix of rate-sensitive assets and liabilities, making each side of the balance sheet approximately equally flexible in reacting to changes in market interest rates so that net interest income will not be adversely affected by more than 5%, regardless of whether interest rates rise or fall rapidly. The simulations described above, coupled with the policy guidelines intended to limit the sensitivity of net interest income to changes in interest rates, provide guidance to First Midwest as it might adjust its strategies based on its projections of the future interest rate environment to ensure maximization of net interest income.

The net interest income simulation model used by First Midwest to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates utilizes interest rate scenarios that show interest rates rising by 200 basis points, falling by 200 basis points and remaining flat over a 12 to 24 month horizon. Additionally the model has the capability of determining the affect on net interest income of an immediate and sustained parallel change in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of derivative and other financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity and First Midwest's capital plans. The assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and strategies, among other factors. Furthermore, First Midwest also believes that immediate and sustained changes in interest rates will not necessarily impact all interest bearing liabilities in the same fashion. As discussed above, an immediate increase or decrease in First Midwest's base lending rate may not result in an immediate, identical increase in rates paid on non-maturing, not-indexed interest bearing liabilities such as savings accounts and NOW accounts. Accordingly, First Midwest analyzes the impact of immediate and sustained parallel changes in interest rates both including and excluding non-maturing, non-indexed deposits. Based on the results of its simulation model, as of December 31, 1997, exclusive of non-maturing, non-indexed deposits, First Midwest would expect a decrease in net interest income of .15% and an increase in net interest income of 1.13% if interest rates experienced an immediate increase or decrease, respectively, by 100 basis points over a 12 month period. If non-maturing, non-indexed deposits were included in this analysis and were immediately affected by such increase or decrease in interest rates, the reduction in net interest income from a rise in rates of 100 basis points would be 3.6% while an improvement in net interest income of 4.4% would result from a reduction in interest rates of 100 basis points. First Midwest believes that its interest rate sensitivity position is appropriate given the current economic and interest rate environment.

As a part of its approach to controlling the interest rate risk within its balance sheet, First Midwest has entered into interest rate swaps with third parties in order to limit variations in net interest income. First Midwest has also utilized interest rate exchange agreements (referred to as "basis" swaps) to lock in spreads on its prime rate-based loan portfolios. The advantages of using interest rate swaps include the ability to maintain or increase liquidity, lower capital requirements as compared to cash instruments, enhancement of net interest margin and the ability to customize the interest rate swap agreement to meet desired risk parameters. Interest rate swap transactions involve exchanges of fixed and floating rate interest payments without the exchange of the underlying notional (i.e., principal) amount on which the interest payments are calculated. The net cash flow paid or received by First Midwest on these transactions is treated as an adjustment to the interest income and expense on the underlying earning asset or funding source to which the swap relates. Additionally, the basis swaps have embedded interest rate caps ("caps") which limit the interest rate received on such swaps. These swaps receive interest at LIBOR and pay interest at the prime rate (as quoted in The Wall Street Journal) less 238 basis points. The weighted average rate being received by First Midwest at year-end 1997 was 5.594% while paying 6.125% on the $200,000 notional amount of the basis swaps. The caps are programmed to increase at a rate of 25 basis points per quarter.

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

As of December 31, 1997, First Midwest had total interest rate swaps with an aggregate notional amount of $342,600 in place, hedging various balance sheet categories. The specific terms of these swaps as well as the fair value are detailed in Note 15 to the Consolidated Financial Statements beginning on page
58. First Midwest does not act as an intermediary in arranging interest rate swaps for customers.

Funding and Liquidity Management

Liquidity management is the ability to provide funding sources at a minimum cost to meet fluctuating deposit, withdrawal and loan demand needs. First Midwest's liquidity policy establishes parameters as to how liquidity should be managed so as to maintain flexibility to respond to changes in liquidity needs over a 12-month forward period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Board of Directors.

While asset liquidity provides funds through the maturity and sale of loans, securities, and other interest earning assets, another source of liquidity is liability liquidity, consisting primarily of interest bearing and noninterest bearing deposits as well as repurchase agreements. Other liability funding sources potentially include funds purchased facilities available thorough certain correspondent banks and funding through the discount window borrowings facilities of the Federal Reserve System.

The following table provides a year-to-year comparison of the sources of First Midwest's liability funding based upon average balances over the last three years. Average, rather than period-end, balances are more meaningful in analyzing First Midwest's funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

                                    Table 6
                      Funding Sources - Average Balances

                                                                % of               % of               % of
                                                      1997     total     1996     total     1995     total
                                                   ----------  -----  ----------  -----  ----------  -----
Demand deposits..................................  $  420,238   13.3  $  388,481   12.1  $  379,528   11.5
Savings deposits.................................     358,503   11.3     368,626   11.5     346,456   10.5
NOW accounts.....................................     328,485   10.4     321,915   10.0     326,899    9.9
Money market accounts............................     278,854    8.8     283,808    8.8     313,849    9.5
Time deposits in denominations of $100 or less...   1,019,631   32.3   1,059,472   33.0   1,013,107   30.7
                                                   ----------  -----  ----------  -----  ----------  -----
  Core deposits..................................   2,405,711   76.1   2,422,302   75.4   2,379,839   72.1
Time deposits in denominations of $100 or more...     284,089    9.0     231,780    7.2     211,187    6.4
Repurchase agreements............................     432,134   13.7     520,362   16.2     556,494   16.9
Funds purchased and other short-term borrowings..      37,424    1.2      38,725    1.2     151,755    4.6
                                                   ----------  -----  ----------  -----  ----------  -----
  Total funding sources..........................  $3,159,358  100.0  $3,213,169  100.0  $3,299,275  100.0
                                                   ==========  =====  ==========  =====  ==========  =====

Although average liability funding sources, consisting of core deposits and borrowed funds, decreased in 1996 and 1997 in total, core deposits increased in 1996 and experienced a modest reduction in 1997. The reduction in total funding sources was primarily a result of the previously discussed planned reduction in more expensive repurchase agreements and short-term borrowings, while the reduction in core deposits in 1997 was due to stronger competition for funds in the markets served by the Company, primarily the Chicago suburban banking market.

Tables 7 and 8 that follow provide additional information regarding First Midwest's wholesale deposit and short-term funding activities:

                                    Table 7
                  Maturities of Time Deposits of $100 or More

                                                              December 31,
                                                                  1997
                                                              ------------
Maturing within 3 months..................................      $199,409
After 3 but within 6 months...............................        84,124
After 6 but within 12 months..............................        58,880
After 12 months...........................................        53,816
                                                                --------
  Total...................................................      $396,229
                                                                ========

                         Table 8 - Period End Balances
                        Short-term Borrowing Activities

                                                                                                        December 31,
                                                                                                ----------------------------
                                                                                                  1997      1996      1995
                                                                                                --------  --------  --------
Repurchase agreements...................................................................        $378,032  $499,442  $517,715
Funds purchased.........................................................................             ---     6,000    34,000
Other short-term borrowings /(1)/.......................................................          60,000    12,798   113,293
                                                                                                --------  --------  --------
 Total..................................................................................        $438,032  $518,240  $665,008
                                                                                                ========  ========  ========

/(1)/ Includes Federal Home Loan Bank ("FHLB") advances.


                                                                   Maximum Amount Outstanding at  Weighted Average Interest Rate
                                                                          Any Month End                    December 31,
                                                                   -----------------------------  ------------------------------
                                                                     1997      1996       1995      1997      1996        1995
                                                                   --------  --------   --------  --------  --------    --------
Repurchase agreements.........................................     $484,911  $584,684   $599,769    5.21%     5.42%       5.58%
Funds purchased...............................................       95,000    55,000    113,368     ---      6.04%       6.01%
Other short-term borrowings...................................       60,001    17,712    121,579    4.56%     7.31%       6.13%
                                                                   ========  ========   ========    =====     =====       =====

                                                                                                      Years ended December 31,
                                                                                                  --------------------------------
                                                                                                    1997        1996        1995
                                                                                                  --------    --------   ---------
Aggregate short-term borrowings - average amount outstanding.................................     $469,558    $559,087   $708,249
Weighted average interest rate paid for each year............................................         5.50%       5.41%      6.31%
                                                                                                  =========   =========  =========

Historically, First Midwest has made extensive use of repurchase agreements as a deposit surrogate because this funding source is not subject to the reserve requirements applicable to interest bearing deposits and has also realized direct cost savings because FDIC insurance premiums were not assessed on these funding sources.

During 1997 First Midwest reduced its reliance on repurchase agreements as a funding source. While interest rates declined and then leveled off during the mid 1995 through 1997 period, costs of this funding source became more expensive relative to both core deposit funding and other short-term borrowing sources resulting in a greater reliance on funds purchased and FHLB advances.

The liquidity needs of First Midwest (parent company) consist primarily of operating expenses and dividend payment to First Midwest's stockholders. The primary source of liquidity for the parent company is dividends from Affiliates, but liquidity also can be supplemented by fees assessed to Affiliates, a practice which has not been utilized in recent years. The parent company has short term credit facilities available to fund cash flow needs totalling $30,000 at December 31, 1997. The parent company also has the ability to enhance its liquidity position by raising capital or incurring debt. The parent company had no debt outstanding as of year-end 1997.

ANALYSIS OF NET OVERHEAD

Noninterest Income

Noninterest income, exclusive of net security gains, increased by 7.4% and 9.8% in 1997 and 1996, respectively, reflecting improvements in virtually all categories, as further discussed below. The following table analyzes the components of noninterest income, excluding net security gains, for the years 1995 through 1997:


                                    Table 9
                       Analysis of Noninterest Income *

                                                 Years ended December 31,                      % Change
                                               ----------------------------             ---------------------
                                                1997        1996      1995              1997-1996   1996-1995
                                               ------      ------    ------             ---------   ---------
Service charges on deposit accounts..........  $11,886    $11,450   $10,536                3.8%         8.7%
Trust and investment management fees.........    7,537      7,197     7,415                4.7         (3.0)
Other service charges, commissions and fees..    6,825      6,549     6,046                4.2          8.3
Mortgage banking revenues....................    6,135      5,675     3,487                8.1         62.7
Other income.................................    3,848      2,856     3,229               34.7        (11.6)
                                               -------    -------   -------              ------       ------
     Total noninterest income................  $36,231    $33,727   $30,713                7.4%         9.8%
                                               =======    =======   =======              ======       ======

* For a discussion of Security Gains, refer to the "Securities Portfolio" section located on page 30.

Service charges on deposit accounts, the largest component of noninterest income, consists of fees on both interest bearing and noninterest bearing deposit accounts as well as charges for items such as insufficient funds, overdrafts and stop payment requests. Service charges on deposit accounts include both hard dollar charges and charges assessed through account analysis, the latter of which is reduced by earnings credits indexed to a short-term treasury yield and is generally applicable to commercial deposit accounts. The increase of $436, or 3.8%, in 1997 and $914 or 8.7% in 1996 were due to higher service charges on both business and personal accounts and higher returned check fees received.

The Trust Company provides trust and investment management services to its customers, acting as executor, administrator, trustee, agent, and in various other fiduciary capacities for client accounts. Trust and investment management fees generally follow the amount of total assets under management as well as conditions in the equity and credit markets because fees are often assessed on the market value of managed funds. Assets under management totaled $1.6 billion at December 31, 1997 up from $1.4 billion at year-end 1996 and $1.2 billion at year-end 1995. Changes in trust assets under management from year to year result from a combination of growth in new business, offset by attrition, in addition to market conditions impacting the valuation of the trust assets. Factoring out an approximate $490 accounting adjustment in 1995, this category of noninterest income increased by approximately 4% in 1996, followed by a 4.7% increase in 1997.

The increase in other service charges, commissions and fees, which totaled 4.2% in 1997 over 1996 and 8.3% in 1996 over 1995 primarily relates to revenue generated by annuity sales, alternative investment revenues and merchant credit card fees.

Other income increased by 34.7% in 1997 over 1996, following an 11.6% decrease in 1996 from 1995. This category of miscellaneous income is comprised of various revenue sources, both recurring and nonrecurring in nature. The decrease in 1996 over 1995 was attributable to a gain recorded on the sale of student loans during 1995 totaling $431. The increase in 1997 of $992, is primarily attributable to a gain on the sale of a building totalling $287, as well as ATM revenues from surcharges assessed in 1997 and a general increase in fee schedules.

First Midwest conducts its residential real estate mortgage loan origination, sales and servicing operations through FMMC. Mortgage banking revenues from these operations are a major component of noninterest income and include commissions and fees from third party loan servicing, realized gains on the sale of loans into the secondary market and origination and other fees received at closing.

Prior to January 1, 1995, mortgage servicing rights were not capitalized and were recognized as income over the life of the asset. In 1996, as a result of favorable market conditions, First Midwest sold approximately $96 million in mortgage servicing rights originated prior to January 1, 1995. The gain on the sale of such previously uncapitalized mortgage servicing rights was $1,388. As of December 31, 1997, First Midwest has remaining approximately $464,018 in loans serviced for which mortgage servicing rights are not capitalized.

The following Tables 10 through 12 summarize mortgage loan origination, sales and servicing activities for the years 1995 through 1997 as well as the mortgage banking revenues that have resulted from these activities:

                                   Table 10
                Residential Real Estate Originations and Sales


                                                 Years ended December 31,
                                            ----------------------------------
Residential real estate mortgage loans:          1997      1996      1995
                                               --------  --------  --------
  Originated.............................      $208,056  $237,648  $270,199
  Sold to third parties..................      $152,812  $166,162  $112,302
                                               ========  ========  ========

                                   Table 11
                       Mortgage Loan Servicing Portfolio

                                                        December 31,
                                            ----------------------------------
Residential real estate mortgage loans:          1997       1996        1995
                                               --------   --------    --------
  Serviced for third parties.............    $1,051,598  $  835,649  $  629,340
  Serviced for First Midwest's portfolio.       258,617     323,339     456,927
                                             ----------  ----------  ----------
     Total loans serviced................    $1,310,215   1,158,988  $1,086,267
                                             ==========  ==========  ==========

                                    Table 12
                           Mortgage Banking Revenues


                                                    Years ended December 31,
                                                 -------------------------------
                                                   1997        1996       1995

Servicing fees                                   $ 2,369     $ 2,519    $ 1,885
Gains on sales of mortgage loans...............    2,288         647        445
Gain on the sale of mortgage servicing rights..      147       1,388        --
Origination and other fees.....................    1,331       1,121      1,157
                                                  ------     -------    -------
     Total mortgage banking revenues...........  $ 6,135     $ 5,675    $ 3,487
                                                 =======     =======    =======

Noninterest Expense

Noninterest expense, exclusive of the special charges/(credits) detailed below, totaled $108,364 in 1997 as compared to $104,480 in 1996 and $104,554 in 1995.
Noninterest expense as a percent of average assets increased to 3.23% in 1997 from 2.95% in 1996 and 2.99% in 1995 while the efficiency ratio, defined as operating income as a percent of noninterest expense, improved to 57.9% in 1997 from 58.9% in 1996 and 62.4% in 1995. The following table analyzes the major components of noninterest expense for the years 1995 through 1997:

                                    Table 13
                        Analysis of Noninterest Expense

                                                 Years ended December 31,           % Change
                                               ----------------------------  ---------------------
                                                 1997      1996      1995    1997-1996   1996-1995
                                               --------  --------  --------  ---------   ---------
Compensation expense.........................  $ 57,762  $ 56,359  $ 56,172     2.5%          .3%
Occupancy expense............................     8,701     7,867     6,984    10.6         12.6
Equipment expense............................     6,720     6,337     6,792     6.0         (6.7)
Computer processing expense..................     7,882     7,028     6,978    12.2           .7
Professional services........................     5,900     6,001     5,189    (1.7)        15.6
FDIC insurance...............................       502       512     3,238    (2.0)       (84.2)
Supplies and printing........................     2,406     2,536     2,615    (5.1)        (3.0)
Advertising and promotions...................     3,102     2,884     2,601     7.6         10.9
Foreclosed real estate expense, net..........       815       566     1,563    44.0        (63.8)
Amortization expense.........................     1,325     1,438     1,432    (7.9)          .4
Other expenses...............................    13,249    12,952    10,990     2.3         17.9
                                               --------  --------  --------    ----        -----
         Subtotal............................   108,364   104,480   104,554     3.7%         0.1%
                                               --------  --------  --------    ----        -----
Special charges/(credits):
FDIC - SAIF assessment.......................     ---       1,603    ---       n/m          n/m
Acquisition expense (credits)................     5,446    (1,316)    4,339    n/m          n/m
Restructure expense (credits)................     ---       ---        (810)   n/m          n/m
                                               --------  --------  --------   -----        -----
         Total noninterest expense...........  $113,810  $104,767   108,083     8.6%         3.1%
                                               ========  ========  ========   =====        =====
               Efficiency ratio /(1)(2)/.....      57.9%     58.9%     62.4%
                                               ========  ========  ========

/(1)/ Excludes special charges/(credits) in 1997, 1996 and 1995, respectively.

/(2)/ Excludes foreclosed real estate expense as a component of noninterest expense in the ratio numerator.

N/M - Not a meaningful ratio.

Compensation expense, the largest component of noninterest expense, includes employee salaries and wages, retirement and other employee benefits and expense relating to temporary personnel costs. The following table analyzes the components of compensation expense for the years 1995 through 1997:

                                    Table 14
                        Analysis of Compensation Expense

                                                 Years ended December 31,        % Change
                                                -------------------------  --------------------
                                                 1997     1996     1995    1997-1996  1996-1995
                                                -------  -------  -------  ---------  ---------
Salaries and wages............................  $45,521  $44,147  $43,676     3.11%      1.08%
Retirement and other employee benefits........   11,470   11,119   11,462     3.16      (3.00)
Temporary personnel expense...................      771    1,093    1,034   (29.46)      5.71%
                                                -------  -------  -------   ------      -----
         Total compensation expense...........  $57,762  $56,359  $56,172     2.49%       .33%
                                                =======  =======  =======   ======      =====
Average full-time equivalent
(FTE) employees...............................    1,371    1,384    1,438     (.94)%    (3.76)%
                                                =======  =======  =======   ======      =====

Salaries and wages increased by 3.11% in 1997 over 1996. Such increase is comprised of general merit increases approximating 4% in 1997 offset by reduced staffing primarily in the corporate administrative support division. The lesser increase of 1.08% in 1996 over 1995 is reflective of the continued benefits of the Companywide restructuring which took place primarily during the second and third quarters of 1995, the benefit of which was realized, in full, in 1995 and 1996. Substantial temporary personnel expense was incurred during 1995 and 1996 to transition the staff reductions as well as to provide additional assistance required during the computer conversions incident to both the restructuring, the computer conversion which occurred in June 1996, and the merger of Citizens Federal into the First Midwest Bank, National Association in December 1996. The continuing emphasis on controlling health care benefit costs as well as reduced retirement costs due to lower levels of staffing in 1995 and 1996 was responsible for the decline in these two categories. The increase in these categories in 1997 is attributable primarily to the higher levels of salaries and wages. A discussion of First Midwest's retirement benefits and the expenses related thereto is included in Note 11 to "Notes to Consolidated Financial Statements" located on page 54.

Occupancy expense increased by 10.6% in 1997 over 1996 following a 12.6% increase in 1996 over 1995. The 1997 increase reflects the operational costs of four additional branches established in last half of 1996, and two additional branches opened in the third quarter of 1997 as well as rental increases on certain leased facilities. The 1996 increase resulted primarily from the opening of a 3,500 square foot branch in Champaign, Illinois that began operations in June 1996.

Equipment expense increased by 6.0% in 1997 as compared to 1996, following a 6.7% decrease in 1996 over 1995. The decrease in 1996 in this category resulted from general efficiencies realized through the restructuring as well as a reduction in the amount of replacement equipment needed due to lower support division staffing levels. The increase in 1997 reflects higher equipment depreciation expense as a result of Companywide computer hardware upgrades in 1997 and capitalized purchases of furniture and equipment for the additional branches established in 1996 and 1997.

Computer processing expense increased by 12.2% in 1997 over 1996 and follows a
 .7% increase in 1996 over 1995. In 1996, computer processing expense remained level despite additional costs due to the merger of Citizens Federal. Much of the infrastructure necessary to accommodate Companywide data processing was implemented in 1995 with the benefits being realized in 1996. The 1997 increase was due to a combination of the implementation of a wide area network during 1997 as well as costs incurred during the fourth quarter of 1997 attributable to the preparation for the conversion of the McHenry State Bank computer systems which is scheduled to take place in February 1998.

Professional services decreased by 1.7% in 1997 as compared to 1996 due primarily to reduced legal fees associated with the resolution of certain litigation. The increase in 1996 is primarily due to legal and related transaction expenses in connection with the purchase of a $66,000 whole loan portfolio and the sale of mortgage servicing rights in the fourth quarter of 1996.

FDIC insurance decreased significantly in both 1997 and 1996. In 1997, First Midwest paid no FDIC insurance assessments on its BIF or SAIF assessment base. In 1996 First Midwest paid no FDIC insurance assessment on its BIF assessment base and insurance assessments on First Midwest's SAIF assessment base for 1996 remained unchanged from 1995 at $.23 cents per $100 of deposits until the fourth quarter of 1996, at which time such assessment was also reduced to zero. The FDIC insurance expense for 1997 represents premium assessments on both the BIF and SAIF deposits in order to service the interest on the FICO bond obligations. Additional information with respect to FDIC insurance premiums for 1996 and 1997 can be found in the "FDIC Insurance Premiums" section of Item 1 located on page 9.

Supplies and printing decreased by 5.1% in 1997 and by 3.0% in 1996 from 1995. The decrease in 1996 was due to higher costs incurred in 1995 related to the replacement of brochures, letterhead and other printed material resulting from the 1994 Companywide restructuring. The decrease in 1997 was due to certain bulk purchasing contracts that were renegotiated.

Other expenses increased by $1,962 or 17.9% in 1996 over 1995 primarily due to a one-time asset write-down of approximately $300 during the fourth quarter of 1996, an increase of approximately $250 in repossession expense and increases of approximately $200 each in education and courier expense, the latter resulting from the outsourcing of courier services. In 1997 other expenses increased by $297 or 2.3% due to an increase in repossession expense.

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

In connection with the acquisition of SparBank, First Midwest recorded a special charge that included $5,446 in acquisition expenses that included customary investment banking and professional fees and anticipated severance and related benefits due to staff reductions. A discussion of the acquisition, including the special charges incurred therewith, is included under the "Acquisitions" section of Managements's Discussion and Analysis located on page 13 and in Note 2 to "Notes to the Consolidated Financial Statements" located on page 46.

Income Taxes

First Midwest annually develops an income tax plan for the current year and updates its long term plan which addresses a three-year tax planning horizon. First Midwest's goal in tax planning is the maximization of long term, after-tax profitability on a consolidated basis and not necessarily a reduction in the absolute income tax expense recorded in the consolidated financial statements.

First Midwest's provision for income taxes includes both federal and state corporate income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 1995 through 1997 are detailed in Table 15:

                                    Table 15
                         Analysis of Income Tax Expense

                                               Years ended December 31,
                                              ---------------------------
                                               1997      1996      1995
                                              -------   -------   -------
Income before income tax expense............  $59,371   $60,203   $47,570
Income tax expense..........................  $20,556   $20,331   $16,166
Effective income tax rate...................     34.6%     33.8%     34.0%
                                              =======   =======   =======

The effective tax rate in 1997 and 1995 reflect approximately 1.5% and .8% respectively of nondeductible acquisition expenses which had the effect of increasing those years' effective tax rate.

CAPITAL MANAGEMENT AND DIVIDENDS

A strong capital structure is crucial in maintaining investor confidence, accessing capital markets and enabling First Midwest to take advantage of future profitable growth opportunities. First Midwest has developed a policy to manage its capital structure and that of its Affiliates in accordance with regulatory guidelines and to ensure the appropriate use of this resource. First Midwest's Capital Policy requires that each Affiliate maintain a capital ratio in excess of the minimum regulatory guidelines and also acts as an internal discipline in analyzing business risks and internal growth opportunities, in addition to setting targeted levels of return on equity. Under capital adequacy guidelines, First Midwest and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines, First Midwest and its banking subsidiaries must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Quantative measures established by regulation to ensure capital adequacy require First Midwest and its banking subsidiaries to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). First Midwest believes that, as of December 31, 1997, First Midwest and its banking subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized First Midwest's national banking subsidiary as well capitalized under the regulatory framework for the FDIC Act ("FDICIA"). To be categorized as well capitalized, the banking subsidiary must maintain minimum Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets ratios as set forth in the table below. There are no conditions or events since that notification that First Midwest believes have changed the banking subsidiary's category.

The following table summarizes the actual capital amounts and ratios for First Midwest and its banking subsidiaries, as well as those required to be categorized as adequately capitalized and well capitalized.

                                   Table 16
                        Capital Measurements - FRB/OCC

                                              First Midwest         For Capital       Well Capitalized
                                                  Actual         Adequacy Purposes       for FDICIA
-------------------------------------------------------------------------------------------------------
                                            Capital     Ratio    Capital     Ratio    Capital     Ratio
----------------------------------------------------    -----    --------    -----    --------    -----
As of December 31, 1997:
Total Capital (to Risk-Weighted Assets)
     First Midwest Bancorp, Inc............ $353,364    12.92%   $218,902    8.00%    $273,627    10.00%
     First Midwest Bank, N.A...............  247,678    10.27     192,929    8.00      241,162    10.00
     McHenry State Bank....................   54,508    22.70      19,213    8.00       24,017    10.00

Tier 1 Capital (to Risk-Weighted Assets):
     First Midwest Bancorp, Inc............  319,122    11.66     109,451    4.00      164,176     6.00
     First Midwest Bank, N.A...............  217,498     9.02      96,464    4.00      144,697     6.00
     McHenry State Bank....................   51,108    21.28       9,607    4.00       14,910     6.00

Tier 1 Leverage Ratio:
     First Midwest Bancorp, Inc............  319,122     8.85     108,193    3.00      180,322     5.00
     First Midwest Bank, N.A...............  217,498     7.02     124,581    3.00      154,861     5.00
     McHenry State Bank....................   51,108    11.59      13,228    3.00       22,047     5.00
-------------------------------------------------------------------------------------------------------
As of December 31, 1996:
Total Capital (to Risk-Weighted Assets):
     First Midwest Bancorp, Inc............ $334,083    12.73%   $209,904    8.00%    $262,380    10.00%
     First Midwest Bank, N.A...............  241,297    10.36     186,288    8.00      232,860    10.00
     McHenry State Bank....................   54,034    20.98      20,607    8.00       25,758    10.00

Tier 1 Capital (to Risk-Weighted Assets):
     First Midwest Bancorp, Inc............  301,881    11.51     104,952    4.00      157,428     6.00
     First Midwest Bank, N.A...............  212,189     9.11      93,144    4.00      139,716     6.00
     McHenry State Bank....................   51,980    20.18      10,303    4.00       15,454     6.00

Tier 1 Leverage Ratio:
     First Midwest Bancorp, Inc............  301,881     8.57     105,658    3.00      176,097     5.00
     First Midwest Bank, N.A...............  212,189     7.01      90,811    3.00      151,353     5.00
     McHenry State Bank....................   51,980    11.40      13,737    3.00       22,894     5.00
-------------------------------------------------------------------------------------------------------

First Midwest believes that it has a responsibility to reward its stockholders with a meaningful current return on their investment and, as part of the Company's dividend policy, the Board of Directors reviews its dividend payout ratio periodically to ensure that it is consistent with internal capital guidelines and industry standards. As a result of improved performance from operations as well as First Midwest's perceived future prospects, the Board of Directors has increased its quarterly dividend every year since 1993. Additionally, at its November 1996 meeting, the Board also declared a 5-for-4 stock split effected in the form of a stock dividend which was paid in December 1996. The following table summarizes the dividend increases declared during the years 1994 through 1997:


                                    Table 17
                          Dividend Increases Declared

                                  Quarterly Rate
                       Date         Per Share      % Increase
                  --------------  --------------  -----------
                  November 1997        $.23           13%
                  November 1996        $.20           18%
                  February 1996        $.17           13%
                  February 1995        $.15           15%
                  February 1994        $.13           13%

On November 13, 1996, First Midwest's Board of Directors authorized the repurchase of up to 900,000 shares of its common stock on the open market or in private transactions. The repurchased shares will be reserved for future issuance in conjunction with First Midwest's dividend reinvestment plan, qualified and nonqualified retirement plans and stock option plans, as well as for other general corporate purposes. The repurchase authorization was rescinded by the Board on June 18,1997 in connection with the SparBank acquisition. First Midwest repurchased the following treasury shares during 1995 through June 18, 1997 under repurchase programs authorized during such periods:

                                    Table 18
                            Treasury Stock Purchases



                                  Number            Cost
                                 -------          ---------
                    1997         321,860          $  10,137
                    1996         312,449             10,829
                    1995          17,996                398
                                 =======          =========

First Midwest has reissued shares held in treasury to fund various retirement and other plans and for other purposes totaling 269,013 in 1997, 237,448 in 1996, and 242,690 in 1995.

INVESTMENT MANAGEMENT

Securities Portfolios - The investment portfolio is managed to maximize the return on invested funds within acceptable risk guidelines, to meet pledging requirements and to adjust balance sheet rate sensitivity to insulate net interest income against the impact of changes in interest rate movements.

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

Securities Available for Sale - At December 31, 1997, an after-tax net unrealized net gains on the securities available for sale portfolio in the amount of $6,644 was included as a component of stockholders' equity. This compares to an after-tax net unrealized gain on such portfolio of $994 as of the prior year end. The unrealized net appreciation on this portfolio represents the difference, net of taxes, between the aggregate cost and market value of the portfolio. This balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate market value of this portfolio.

The maturity distribution and average yields, on a tax equivalent basis, of the major classification of the securities available for sale portfolio at December 31, 1997 are presented in Table 19.

                                   Table 19
                         Securities Available for Sale
                  Maturity Distribution and Portfolio Yields

                                                               December 31, 1997
                              -----------------------------------------------------------------------------------
                                    One year or less          One year to five years      Five years to ten years
                              --------------------------   --------------------------   -------------------------
                               Market   Amortized  Yield    Market   Amortized  Yield    Market  Amortized  Yield
                               Value      Cost      (%)     Value      Cost      (%)      Value    Cost      (%)
                              --------  ---------  -----   --------  ---------  -----   -------  ---------  -----
U.S. Treasury securities...   $ 82,115   $ 81,945   5.97   $ 39,776     39,572   6.02   $ 1,053   $ 1,040    7.53
U.S. Agency securities.....     42,242     42,182   7.15     20,028     20,001   6.25       --        --      --
Mortgage backed
 securities................     98,040     97,288   6.99    481,252    480,681   6.30     7,322     7,246    6.95
State and Municipal
 securities*...............      4,377      4,298   6.69     18,824     17,932   5.71    32,566    30,076    5.68
Other securities...........      3,312      3,312   1.56        --         --     --        --        --      --
                              --------   --------   ----   --------   --------   ----   -------   --------   ----
  Total....................   $230,086   $229,025   6.57   $559,880   $558,186   6.26   $40,941   $38,362    5.95
                              ========   ========   ====   ========   ========   ====   =======   ========   ====
Market value as a percent
 of amortized cost.........    100.46%                      100.30%                     106.72%
                              ========                     ========                     =======

                                                 December 31, 1997
                              -------------------------------------------------------
                                   After ten years                    Total
                              --------------------------   --------------------------
                               Market   Amortized  Yield    Market   Amortized  Yield
                               Value      Cost      (%)     Value      Cost      (%)
                              --------  ---------  -----   --------  ---------  -----
U.S. Treasury securities...        --    $    --     --    $122,944   $122,557   6.00
U.S. Agency securities.....        --         --     --      62,270     62,183   6.86
Mortgage backed
 securities................     47,841     47,639   7.08    634,455    632,854   6.47
State and Municipal
 securities*...............     95,641     90,310   5.57    151,408    142,616   5.64
Other securities...........         78         52    --       3,390      3,364   1.53
                              --------   --------   ----   --------   --------   ----
  Total....................   $143,560   $138,001   6.07   $974,467   $963,574   6.29
                              ========   ========   ====   ========   ========   ====
Market value as a percent
 of amortized cost.........    104.03%                      101.13%
                              ========                     ========

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

Mortgage-backed securities in the above table having a market value of $634,455 include approximately $516,000 in Collateralized Mortgage Obligation bonds ("CMOs"). During 1997, First Midwest restructured its mortgage backed securities portfolio. At year-end 1996 virtually the entire mortgage backed securities portfolio had a maturity of over 10 years. In 1997, First Midwest sold most of its long-term variable rate CMO's and reinvested the proceeds in a mixture of shorter term average life, high coupon defensive rate CMO's and longer-term tax-exempt securities. While the coupon on the long-term CMO's would have increased if interest rates rose, the price of those securities would have declined significantly in the same interest rate environment. By contrast, the combination of defensive, high coupon CMO's and longer-term tax exempt securities provides protection if interest rates rise due to the high coupons of the CMO's and also provides protection if rates decline due to the lack of callability of the longer-term tax exempt securities.

Securities Held to Maturity - The maturity distribution and average yields, on a tax equivalent basis, of the major classifications of the securities held to maturity portfolio as of December 31, 1997 are presented below.

                                    Table 20
                          Securities Held to Maturity
                   Maturity Distribution and Portfolio Yields

                                                        December 31, 1997
                --------------------------------------------------------------------------------------------------------------------
                    One year or less   One year to five years Five years to ten years   After ten years              Total
                ---------------------- ---------------------- ----------------------- ---------------------- -----------------------
                Market Amortized Yield Market Amortized Yield Market Amortized Yield  Market Amortized Yield Market Amortized Yield
                Value    Cost     (%)   Value    Cost     (%)  Value   Cost      (%)   Value    Cost     (%)  Value    Cost    (%)
                ------ --------- ----- ------ --------- ----- ------ --------- ----- ------- --------- ----- ------ --------- -----
U.S. Treasury
 securities...  $  426   $  425   6.82 $  678   $  674   5.94 $  ---   $  ---   ---  $   ---   $   ---   --- $ 1,104  $ 1,099  6.28
State and
 municipal
 securities*..     483      481   5.50  2,127    2,071   5.54  1,558    1,453  6.00    2,091     1,907  6.33   6,259    5,912  5.90
Other
 securities...     102      100   8.00     50       51   5.88    ---      ---   ---   13,179    13,161  5.83  13,331   13,312  5.85
                ------ --------- ----- ------ --------- ----- ------ --------- ----  ------- --------- ----- ------ ---------  -----
   Total....... $1,011   $1,006   6.31 $2,855   $2,796   5.64 $1,558   $1,453  6.00  $15,270   $15,068  5.90 $20,694  $20,323  5.89
                ======   ======   ==== ======   ======   ==== ======   ======  ====  =======   =======  ==== =======  =======  ====

Market value
as a percent
of amortized
 cost.......... 100.50%                102.11%                107.23%                 101.34%                101.83%
                =======                =======                =======                 =======                =======

* Yields on state and municipal securities are reflected on a tax equivalent basis.


Securities Gains, Net - Net gains increased in 1997 to $991 as compared to $608 in 1996 and $2,982 in 1995. All security sales resulted from transactions in the available for sale portfolio.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Loans represent the principal source of revenue to First Midwest because, as a group, they are both the largest component and the highest yielding asset on the statement of condition. The corollary to generating higher yields, however, is the assumption of the credit risk associated with the loan portfolio. Among the ways in which credit risk is controlled is through diversification of the loan portfolio and the limitation of the amount of loans extended to any one industry or group of borrowers.

Over the past several years, First Midwest has migrated toward a loan portfolio that it has attempted to distribute approximately evenly among the categories of commercial, consumer, and real estate, both residential and commercial. This type of diversification spreads the risk and reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.

It is First Midwest's policy to concentrate its lending activity in the geographic market areas it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are gathered in the same market areas. As a result, First Midwest had no consequential out-of-market loans at December 31, 1997. First Midwest does not engage in lending to foreign countries or foreign entities.

The following table summarizes the total loans outstanding, and their percent of the loan portfolio, for the periods 1993 through 1997:

                                    Table 21
                                 Loan Portfolio

                                                                      December 31,
                              ---------------------------------------------------------------------------------------------
                                           % of               % of              % of               % of                % of
                                 1997     Total     1996     Total     1995     Total     1994     Total     1993     Total
                              ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
Commercial and industrial...  $  571,128   24.5  $  588,911   25.0  $  598,372   25.3  $  493,042   22.8  $  461,411   23.5
Agricultural................      39,014    1.7      48,461    2.1      34,297    1.5      35,535    1.7      32,034    1.6
Consumer....................     651,455   27.9     670,176   28.5     587,426   24.8     564,450   26.2     451,030   23.0
Real estate - 1-4 family....     231,151    9.9     299,044   12.7     441,624   18.6     381,006   17.6     368,226   18.8
Real estate - commercial....     701,411   30.1     607,532   25.8     589,967   25.0     599,377   27.8     555,001   28.3
Real estate - construction..     117,102    5.0     122,504    5.2      96,738    4.1      69,912    3.2      76,271    3.9
Other.......................      21,991     .9      15,597     .7      16,092     .7      15,780     .7      17,755     .9
                              ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
 Total......................  $2,333,252  100.0  $2,352,225  100.0  $2,364,516  100.0  $2,159,102  100.0  $1,961,728  100.0
                              ==========  =====  ==========  =====  ==========  =====  ==========  =====  ==========  =====


Although total loans remained level in 1997 and 1996 as compared to 1995, certain dynamics occurred during 1997 and 1996 that had a significant impact on the loan portfolio. At the end of the first quarter of 1996, approximately $140,000 in 1-4 family real estate loans were securitized and transferred to the securities available for sale portfolio. Additionally, during the fourth quarter of 1996, a $66,000 loan portfolio was acquired consisting of prime quality automobile loans to customers in First Midwest's primary market of metro Chicago. At the end of the first quarter of 1997, First Midwest sold approximately $47,000 in 1-4 family real estate loans that had been underwritten on terms that did not permit them to be securitized.

Commercial and industrial loans decreased by 3.1% in 1997. This category of loans is diversified from an industry standpoint and includes loans extended to manufacturing, retailing and other service businesses. Consistent with First Midwest's emphasis upon relationship banking, most of these credits represent core, multi-relationship customers who also maintain deposit relationships and utilize other First Midwest banking services such as cash management services.

Consumer loans consist of loans made directly to individuals for various personal purposes as well as indirect installment loans represented mainly by automobile financings acquired from dealerships in First Midwest's primary markets. The following table summarizes consumer loans at December 31, 1997 and 1996:


                                    Table 22
                                 Consumer Loans

                                        December 31,
                                  ----------------------
Consumer Loan Type                   1997        1996
------------------                ----------  ----------
Direct home equity loans ........ $  173,730  $  160,498
Other direct installment loans ..     91,499      95,998
Indirect installment loans ......    386,226     413,680
                                  ----------  ----------
Total ........................... $  651,455  $  670,176
                                  ==========  ==========

Direct home equity loans increased as a result of the attractiveness of this form of lending due to the tax advantaged features, while other direct installment loans decreased in 1997 as compared to 1996. In the fourth quarter of 1996, First Midwest purchased $66,000 of prime whole automobile loans with an average life of 3 1/2 years which are included in indirect installment loans. The decrease in this category in 1997 was due to higher year end 1996 loans outstanding related to the fourth quarter 1996 whole loan purchase as well as tightened underwriting standards implemented during 1997, as further discussed under the section entitled "Provision and Reserve for Loan Losses" located on page 33. The consumer loan category includes no sub-prime loans.

Real estate 1-4 family loans decreased by 22.7%, or $67,893, in 1997 primarily due to the first quarter 1997 $47,000 loan sale, as well as accelerated paydowns that were experienced as a result of increased refinancings related to the general decline in mortgage loan rates during the second half of 1997. Real estate 1-4 family loans are comprised primarily of owner-occupied residential properties. Real estate-commercial loans, totaling $701,411 represent multi-unit residential mortgages and commercial real estate mortgages, many housing the operations of the borrower's business. The increase in commercial real estate loans in 1997 of $93,879 was due to higher loan demand from single tenant industrial customers and from office building and strip center loans, generally underwritten with maturities of five years or less.

In addition to the real estate 1-4 family loans generated for its own portfolio, as reflected in Table 21, First Midwest also conducts a substantial residential real estate mortgage loan origination, sales and servicing operation through its mortgage banking subsidiary. In 1997 First Midwest originated in its primary markets approximately $208,000 in real estate 1-4 family loans. Sales of such loans to the Federal Home Loan Mortgage Corporation and other public and private investors totaled approximately $153,000, representing 74% of such loans originated in 1997. This compares to 1996's $238,000 in real estate 1-4 family loans originated and $166,000 in sales into the secondary market. First Midwest's strategy has been to originate and retain in its portfolio adjustable-rate mortgages while selling fixed-rate mortgages to third party investors, retaining the servicing rights thereon. This line of business, along with the attendant servicing operations, is further described in the "Noninterest Income" section of Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 23.

Real estate-construction loans, which decreased by 4.4% or $5,402 in 1997, consist primarily of single-family and multi-family residential projects located in the primary market areas of First Midwest's banking offices. Real estate-construction loans are a profitable line of lending for First Midwest due to the higher level of interest rates and fees earned on such loans as compared to other loan categories and the favorable loss experience on these loans. First Midwest closely monitors its extension of credit to customers in this loan category in order to limit its exposure to construction projects.

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

                                    Table 23
          Maturities and Rate Sensitivity to Changes in Interest Rates

                                                 Due in    Due after 1
                                                1 year    year through   Due after
At December 31, 1997                            or less      5 years      5 years    Total
--------------------                          ----------  -------------  ---------  --------
Commercial, industrial and agricultural..      $278,391       $278,476    $53,275  $610,142
Real estate - construction...............        84,897         32,205        ---   117,102
                                               ========      ========     =======  ========

                       Interest Rate Sensitivity of Loans
                            Maturing in Over 1 Year

At December 31, 1997                         Fixed Rate  Floating Rate
--------------------                         ----------  -------------
Commercial, industrial and agricultural..    $  247,436    $ 84,315
Real estate - construction...............         7,386      24,819
                                             ----------    --------
 Total...................................    $  254,822    $109,134
                                             ==========    ========

Provision and Reserve for Loan Losses

The provision for loan losses is the annual cost of providing a reserve for anticipated future loan losses. As shown in Table 24, the provision charged to operating expense totaled $8,765 in 1997 as compared to $7,790 in 1996 and $11,454 in 1995. Loans charged off, net of recoveries, in 1997 totaled $3,623, or .16% of average loans, as compared to $6,840, or .30%, in 1996 and $7,541, or
 .33%, in 1995. On January 29, 1997, First Midwest received $4,050 in settlement of a lawsuit that had been pending since 1993 related to loans charged-off in 1992; settlement proceeds are included in the 1997 recoveries. Excluding the $4,050 settlement, loans charged-off, net of recoveries, for 1997 would have totaled $7,673 or .34% of average loans.

The provision for loan losses charged to operating expense in any given year is dependent upon many factors, including loan growth and changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values, and Management's assessment of current and prospective economic conditions in First Midwest's primary market areas. The 1997 provision for loan losses of $8,765 includes $1,296 representing a one time provision to conform McHenry State Bank's credit policies to First Midwest's incident to McHenry's acquisition in the fourth quarter of 1997. Similarly, $548 of the 1995 provision for loan losses related to conforming Citizens Federal's credit policies to First Midwest's.

The reserve for loan losses is maintained at a level which is considered adequate in relation to the risk of future losses within the loan portfolio and is comprised of allocations for specific impaired loans, allocations for categories of loans and unallocated reserves. The portion of the reserve applicable to impaired loans is discussed in Note 6 to "Notes to Consolidated Financial Statements" located on page 51. The allocation for categories of loans represents Management's judgment as to potential loss exposure based on both actual loan losses experienced by loan category over the preceding three years as well as the results of loan ratings and credit reviews performed.

Table 24 provides a detailed analysis of the reserve for loan losses for the years 1993 through 1997.

                                    Table 24
                  Analysis of the Reserve for Loan Losses and
                        Summary of Loan Loss Experience

                                                                            Years ended December 31,
                                                                -------------------------------------------------
                                                                 1997      1996       1995      1994       1993
                                                               --------   -------   --------   -------   --------
Balance at beginning of year..............................     $ 32,202   $31,252   $ 27,339   $ 24,909  $ 24,045
 Loans charged-off........................................      (11,354)   (9,652)   (10,293)   (8,658)   (13,935)
 Recoveries on loans previously charged-off...............        7,731     2,812      2,752     2,435      2,582
                                                               --------   -------   --------   -------   --------
 Net charge-offs..........................................       (3,623)   (6,840)    (7,541)   (6,223)   (11,353)
 Provisions charged to operating expense..................        8,765     7,790     11,454     8,653     12,217
                                                               --------   -------   --------   -------   --------
Balance at end of year....................................     $ 37,344   $32,202   $ 31,252   $27,339   $ 24,909
                                                               ========   =======   ========   =======   ========
Allocation of the reserve for loan losses by loan category:
 Commercial and industrial................................     $  3,401   $ 3,529    $ 4,132   $ 6,167   $  7,201
 Agricultural.............................................          113       115        121       492         78
 Consumer.................................................        5,280     3,652      4,541     4,809      4,010
 Real estate - 1-4 family.................................          267     1,228      1,163     2,683      1,664
 Real estate - Commercial.................................        1,910     1,422      1,576     1,358      1,229
 Real estate - construction...............................          218       290        508       231        460
 Other....................................................          427       300        192       575        359
 Unallocated..............................................       25,728    21,666     19,019    11,024      9,908
                                                               --------   -------   --------   -------   --------
   Total..................................................     $ 37,344   $32,202    $31,252   $27,339   $ 24,909
                                                               ========   =======   ========   =======   ========
Reserve as a % of loans at year-end.......................         1.60%     1.37%      1.32%     1.27%      1.27%
                                                                =======   =======    =======   =======    =======
Commercial and industrial loans:
 Charge-offs..............................................     $ (2,241)  $(2,921)   $(4,362)  $(5,201)  $ (9,173)
 Recoveries...............................................        4,693       703      1,024     1,319      1,258
                                                               --------   -------   --------   -------   --------
   Net charge-offs........................................     $  2,452   $(2,218)   $(3,338)  $(3,882)  $ (7,915)
                                                               --------   -------   --------   -------   --------
Agricultural loans:
 Charge-offs..............................................     $     (5)  $    (1)   $  ---    $   (74)  $    (95)
 Recoveries...............................................          --        --          38        13          4
                                                               --------   -------   --------   -------   --------
   Net charge-offs........................................     $     (5)  $    (1)   $    38   $   (61)  $    (91)
                                                               --------   -------   --------   -------   --------
Consumer loans:
 Charge-offs..............................................     $ (8,147)  $(6,114)   $(4,798)  $(2,111)  $ (2,426)
 Recoveries...............................................        2,993     2,001      1,631       852        795
                                                               --------   -------   --------   -------   --------
   Net charge-offs........................................     $ (5,154)  $(4,113)   $(3,167)  $(1,259)  $ (1,631)
                                                               --------   -------   --------   -------   --------
Real estate - 1-4 family:
 Charge-offs..............................................     $   (122)  $    (3)   $  ---    $  (266)  $   (354)
 Recoveries...............................................         ---         25       ---        147        471
                                                               --------   -------   --------   -------   --------
   Net charge-offs........................................     $   (122)  $    22    $  ---    $  (119)  $    117
                                                               --------   -------   --------   -------   --------
Real estate - commercial:
 Charge-offs..............................................     $   (412)  $  (167)   $(1,005)  $  (849)  $ (1,372)
 Recoveries...............................................         ---         36       ---       ---        ---
                                                               --------   -------   --------   -------   --------
   Net charge-offs........................................     $   (412)  $  (131)   $(1,005)  $  (849)  $ (1,372)
                                                               --------   -------   --------   -------   --------
Real estate - construction loans:
 Charge-offs..............................................     $    (52)  $  ---     $  ---    $  ---    $   (320)
 Recoveries...............................................         ---       ---          47        73      ---
                                                               --------   -------   --------   -------   --------
   Net charge-offs........................................     $    (52)  $   ---    $    47   $    73   $   (320)
                                                               --------   -------   --------   -------   --------
Other loans:
 Charge-offs..............................................     $   (375)  $  (446)   $  (128)  $  (157)  $   (195)
 Recoveries...............................................           45        47         12        31         54
                                                               --------   -------   --------   -------   --------
   Net charge-offs........................................     $   (330)  $  (399)   $  (116)  $  (126)  $   (141)
                                                               --------   -------   --------   -------   --------
Total loans:
 Charge-offs..............................................     $(11,354)  $(9,652)  $(10,293)  $(8,658)  $(13,935)
 Recoveries...............................................        7,731     2,812      2,752     2,435      2,582
                                                               --------   -------   --------   -------   --------
   Net charge-offs........................................     $ (3,623)  $(6,840)  $ (7,541)  $(6,223)  $(11,353)
                                                               ========   =======   ========   =======   ========
Ratio of net charge-offs to average loans
 outstanding for the period...............................          .16%      .30%       .33%      .30%       .61%
                                                               ========   =======   ========   =======   ========

As is shown in Table 24, consumer loan charge-offs have increased in each of the last three years, with such loans generally being charged-off after a loan has been delinquent for 120 days or more. The increase in consumer loan charge-offs can be attributed to the generally higher levels of consumer debt and declarations of consumer bankruptcy that have been experienced over the last few years. During 1997, in light of the higher level of charge-offs, First Midwest tightened its consumer loan underwriting standards and such action was, in part, the reason for the decrease in consumer loans outstanding at year end 1997 as compared to 1996. Table 21 details this comparison.

Nonperforming Loans and Assets

Nonperforming assets consist of nonaccrual loans, restructured loans and real estate owned. Past due loans are loans which are delinquent 90 days or more and are still accruing interest. It is First Midwest's policy to discontinue the accrual of interest income on any loan when there is reasonable doubt as to the timely collectability of interest or principal. Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to such collectability.

The following table summarizes nonperforming assets and past due loans for the past five years as well as certain information relating to interest income on nonaccrual and restructured loans outstanding during 1997:

                                    Table 25
              Analysis of Nonperforming Assets and Past Due Loans

                                                        December 31,
                                      ------------------------------------------------
                                        1997      1996      1995      1994      1993
                                      --------  --------  --------  --------  --------
Nonaccrual loans....................  $10,796   $13,553   $11,219   $10,936   $ 8,614
Restructured loans..................      ---       ---     7,917     8,317       997
                                      -------   -------   -------   -------   -------
 Total nonperforming loans..........   10,796    13,553    19,136    19,253     9,611
Foreclosed real estate..............    4,397     5,971     5,699    10,656    17,232
                                      -------   -------   -------   -------   -------
 Total nonperforming assets.........  $15,193   $19,524   $24,835   $29,909   $26,843
                                      =======   =======   =======   =======   =======
Past due loans......................  $ 5,520   $ 4,715   $ 4,569   $ 4,915   $10,295
                                      =======   =======   =======   =======   =======
Nonperforming loans to total loans..      .46%      .58%      .81%      .89%      .49%
                                      =======   =======   =======   =======   =======
Nonperforming assets to total loan
    plus foreclosed real estate.....      .65%      .83%     1.05%     1.38%     1.36%
                                      =======   =======   =======   =======   =======
Nonperforming assets to total assets      .42%      .55%      .68%      .84%      .81%
                                      =======   =======   =======   =======   =======
Reserve for loan losses as a % of:
   Total loans at year end..........     1.60%     1.37%     1.32%     1.27%     1.27%
Nonperforming loans.................      346%      238%      163%      142%      259%
                                      =======   =======   =======   =======   =======

The effect of nonaccrual and restructured loans on interest income for 1997 is presented below:

                                                                                   1997
                                                                                  -------
  Interest which would have been included at the original contract rates......    $ 1,219
  Interest included in income during the year.................................       (331)
                                                                                  -------
  Interest income not recognized..............................................    $   888
                                                                                  =======

Nonperforming loans totaled $10,796 at year-end 1997 as compared to $13,553 at year-end 1996, decreasing as a percentage of total loans to .46% in 1997 from
 .58% in 1996. Certain loans made to related borrowers that were classified as restructured in both 1994 and 1995 were transferred to performing status in December 1996 as a result of such loans having performed in accordance with all contractual terms since their 1994 restructuring. Such loans have since been paid in full. Foreclosed real estate decreased to $4,397 at year end 1997 from $5,971 at year end 1996. In total, nonperforming assets were $15,193 or .65% of loans plus foreclosed real estate at year-end 1997, decreasing from $19,524 or
 .83% at year-end 1996. The $10,796 in nonaccrual loans at year end 1997 is comprised of approximately $5,400 in commercial and industrial loans, $2,000 in real estate mortgage loans and $200 in consumer loans.

In addition to the loans summarized in Table 25, the Securities and Exchange Commission Industry Guide requires that certain other loans in the portfolio which First Midwest is monitoring, but where existing conditions do not warrant classification as nonaccrual or restructured, be disclosed. These loans, which totaled $41,851 at December 31, 1997, as compared to $39,029 at year-end 1996, continue to accrue interest and are specifically considered in the evaluation of the adequacy of the reserve for loan losses.

First Midwest's discussion of impaired loans is contained in Notes 1 and 6 to the "Notes to Consolidated Financial Statements", beginning on pages 43 and 51, respectively.

IMPACT OF YEAR 2000

First Midwest is currently in the process of addressing a potential problem that is facing all users of automated information systems, including personal computers, that is generally referred to as the Year 2000 Issue. The problem is the result of computer systems processing transactions based upon 2 digits representing the year of the transaction rather than 4 full digits (i.e., 97 for 1997). These computer systems may not operate properly when the last two digits become "00", as will occur on January 1, 2000. In some cases, this could result in a system failure, miscalculations causing disruptions of operations, temporary inability to process transactions, send invoices or engage in similar normal business activities. The problem could effect a wide variety of automated information systems such as main frame computer applications, personal computers, communications systems, including telephone systems, and other information systems utilized by not only First Midwest but also its vendors and customers.

The most significant of First Midwest's automated information systems affected by the Year 2000 Issue are the data processing systems used to process transactions and information for loan, deposit and trust customers. First Midwest currently purchases the services for these systems from three nationally recognized data processing vendors. Other programs/applications used in First Midwest's operations that will be effected by the Year 2000 Issue include building and security systems, equipment such as proof machines, sorters, cash dispensers, hardware such as routers, servers, printers, controllers and ATM modems and computer software. The majority of these items have been purchased from outside vendors who are responsible for maintenance of the systems and modifications to enable uninterrupted usage. Additionally, First Midwest does have some in-house applications, interface equipment and interfaces that must be reviewed and modified.

In April 1997, First Midwest began the process of developing a plan and identifying internal resources to address the Year 2000 Issue. The plan includes the identification of the extent of the problem by performing an inventory of all potentially affected software, hardware, other equipment and systems and initiating formal communications with all of First Midwest's significant suppliers and vendors to obtain certification of Year 2000 compliance and the testing of all impacted applications (both third party provided and internally developed). First Midwest's goals are to be fully compliant by November 1998 and to conduct testing of all programs/applications during the period January through October 1999.

First Midwest's plan to become Year 2000 compliant is being executed with internal resources, primarily through its Information Systems staff. Additionally, First Midwest expects to utilize contract consulting to supplement its internal staff, as needed. Other costs to become compliant will include updating and/or replacement of software and hardware, the cost of which will be capitalized and depreciated. The payroll and payroll related costs and consulting expenses for internal and external human resources will be expensed as incurred.

Based on currently available information, First Midwest does not anticipate that the cost to address the Year 2000 issues will have a material adverse impact on its financial condition, results of operations or liquidity.

QUARTERLY REVIEW - FOURTH QUARTER 1997 vs. 1996

Table 26 summarizes First Midwest's quarterly earnings performance for 1997 and 1996:

                                   Table 26
                     Quarterly Earnings Performance /(1)/

                                            1997 Quarters                                   1996 Quarters
----------------------------------------------------------------------------------------------------------------------------
                                Fourth       Third      Second       First      Fourth       Third      Second       First
----------------------------------------------------------------------------------------------------------------------------
Interest income............. $  69,140   $  69,383   $  66,187   $  65,796   $  67,762   $  67,227   $  66,716   $  67,088
Interest expense............    32,664      32,452      30,239      30,427      32,077      32,142      32,297      33,850
Net interest income.........    36,476      36,931      35,948      35,369      35,685      35,085      34,419      33,236
Provision for loan
 losses/(2)/................     3,209       2,226       1,222       2,108       3,512       1,591       1,798         889
Noninterest income..........     9,696       9,694       8,498       9,334      10,055       8,383       8,255       7,642
Special charges/
 (credits)/(3)/.............     5,446        --          --          --          --           611        --          (324)
Noninterest expense......... $  26,609   $  27,792   $  27,525   $  26,438   $  25,952   $  26,623   $  25,865   $  26,040
Income tax expense..........     4,274       5,288       5,246       5,748       5,744       4,549       5,230       4,808
Net income.................. $   6,634   $  11,319   $  10,453   $  10,409   $  10,532   $  10,094   $   9,781   $   9,465
Pro forma net income
 before special items/(4)/..    11,715      11,319      10,453      10,409      10,532      10,064       9,781       9,267
Net income per share........ $     .33   $     .57   $     .52   $     .52         .52   $     .50   $     .48   $     .46
Net income per share,
 assuming dilution/(2)/..... $     .33   $     .56   $     .52   $     .51   $     .52   $     .50   $     .48   $     .45
Pro forma net income
 per share before
 special items /(3)/........ $     .58   $     .57   $     .53   $     .52   $     .52   $     .50   $     .48   $     .45
----------------------------------------------------------------------------------------------------------------------------
Return on average equity....      7.87%      13.72%      13.40%      13.62%      13.37%      13.21%      13.03%      12.67%
Pro forma return on
 average equity before
 special items /(4)/........     13.89%      13.72%      13.40%      13.62%      13.37%      13.17%      13.03%      12.41%
Return on average assets....       .73%       1.25%       1.22%       1.22%       1.19%       1.13%       1.10%       1.06%
Pro forma return on
 average assets before
 special items /(4)/........      1.29%       1.25%       1.22%       1.22%       1.19%       1.13%       1.10%       1.04%
Net interest margin - tax
 equivalent.................      4.44%       4.57%       4.63%       4.55%       4.42%       4.37%       4.30%       4.13%
----------------------------------------------------------------------------------------------------------------------------

Notes:
/(1)/  All ratios are presented on an annualized basis.

/(2)/ Fourth quarter 1997 provision for loan losses includes $1,296 pre-tax ($790 after-tax) (or $.04 per share) in provisions for loan losses incident to conforming McHenry State Bank's credit policies to First Midwest's.

/(3)/ Fourth quarter 1997 special charges include acquisition expenses in connection with the SparBank acquisition of $4,292 after-tax (or $.21 per share). Excludes restructure credit of $494, after tax,(or $.03 per share). Third quarter 1996 special charge includes one-time SAIF assessment of $1,610 ($962 after-tax), net of acquisition credits of $992 ($992 after-tax), resulting in no change per share. First quarter 1996 represents an acquisition credit of $198, after-tax (or $.01 per share).

/(4)/ Represents net income, net income per share, return on average equity and return on average assets on a pro-forma basis excluding the after-tax effect of the provisions for loan losses and special charges/(credits) described in (2) and (3) above.

Net interest income in the fourth quarter of 1997 increased as compared to the like quarter of 1996 as a result of higher volumes of earning assets, while net interest margin remained approximately level.

Non interest income decreased in the fourth quarter of 1997 from 1996 levels primarily due to an approximate $1.4 million in gains on sale of mortgage servicing rights included in the 1996 quarter. Factoring out such gains, the fourth quarter of 1996 would have been $8,667.

The effective income tax rate in the fourth quarter of 1997 was 39.2% as compared to 35.3% in the fourth quarter of 1996 due to the effect of certain non deductible acquisition costs that constituted part of the special charge in the 1997 quarter. Factoring out such nondeductible expenses, the effective tax rate for the fourth quarter of 1997 would have been 33.6% as compared to 35.2% for the 1996 quarter due primarily to higher levels of state tax exempt income in the 1997 quarter.


--------------------------------------------------------------------------------


                           FORWARD LOOKING STATEMENTS

The preceding "Business", "Legal Proceeding" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-K contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents First Midwest's expectations and beliefs concerning future events including, without limitation, the following: the Company's efforts in retaining and expanding its customer base and differentiating it from its competition; the FDIC insurance premium assessments for 1998; the impact of the settlement proceeds from a law suit on loan loss provisioning and loan loss reserve levels going forward; the impact of its 1994 plan of restructuring on its financial performance and future growth; the impact of interest rates on its net interest income as a result of its balance sheet structure; the impact of its policy guidelines and strategies on its net interest income based on future interest rate projections; the ability to provide funding sources for both the Bank and the Parent Company; Management's assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions; Management's assessment of the impact of the Year 2000 on the financial condition, results of operations and liquidity of the Company.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business related risks and uncertainties effecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitations, the following: dynamics of the market served in terms of competition from traditional and nontraditional financial service providers can effect both the funding capabilities of the Company in terms of deposit garnering as well as asset generation capabilities; future legislation to combine the BIF and the SAIF, as well as future financial losses in the bank and savings and loan industries and actions by the Federal Reserve Board may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates and operational limitations; deviations from the assumptions used to evaluate the appropriate level of the reserve for loan losses as well as future purchases and sales of loans may affect the appropriate level of the reserve for loan losses and thereby affect the future levels of provisioning; the steps necessary to address the Year 2000 Issue include ensuring that not only First Midwest's automated systems, but also those of vendors and customers, can become Year 2000 compliant.

Accordingly, results actually achieved may differ materially from expected results in these statements. First Midwest does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FIRST MIDWEST BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CONDITION
                 (Amounts in thousands, except per share data)

                                                             December 31,
                                                      --------------------------
                                                         1997            1996
                                                      -----------    -----------
Assets
Cash and due from banks.............................  $  117,974     $  119,162
Funds sold and other short-term investments.........      31,055         23,076
Mortgages held for sale.............................      26,857         13,492
Securities available for sale, at market value......     974,467        934,829
Securities held to maturity, at amortized cost
  (market value of $20,694 and $22,512 at December
  31, 1997 and 1996, respectively)..................      20,323         22,392
Loans, net of unearned discount.....................   2,333,252      2,352,225
Reserve for loan losses.............................     (37,344)       (32,202)
                                                      ----------     ----------
  Net loans.........................................   2,295,908      2,320,023

Premises, furniture and equipment...................      59,219         58,554
Accrued interest receivable.........................      26,968         26,707
Other assets........................................      61,402         56,765
                                                      ----------     ----------
 Total assets.......................................  $3,614,173     $3,575,000
                                                      ==========     ==========
Liabilities and Stockholders' Equity
Liabilities:
  Demand deposits...................................  $  472,868     $  400,904
  Savings deposits..................................     348,746        363,954
  NOW accounts......................................     318,413        306,974
  Money market deposits.............................     286,189        288,078
  Time deposits.....................................   1,369,759      1,277,029
                                                      ----------     ----------
    Total deposits..................................   2,795,975      2,636,939

  Short-term borrowings.............................     438,032        518,240
  Accrued interest payable..........................      15,447         13,473
  Other liabilities.................................      27,207         93,905
                                                      ----------     ----------
    Total liabilities...............................   3,276,661      3,262,557
                                                      ----------     ----------
Stockholders' equity:
  Preferred stock, no par value: 1,000 shares
    authorized, none issued..........................         --             --
  Common stock, $.01 par value: 30,000 shares
    authorized; 20,737 and 20,740 shares issued at
    December 31, 1997 and 1996 respectively; 20,072
    and 20,137 shares outstanding at December 31,
    1997 and 1996, respectively......................        201            201
  Additional paid-in capital.........................     63,049         63,563
  Retained earnings..................................    281,770        259,780
  Unrealized net appreciation on securities available
     for sale, net of tax.............................     6,644            994
    Less: Treasury stock, at cost - 665 and 603 shares
     at December 31, 1997 and 1996, respectively......   (14,152)       (12,095)
                                                      ----------     ----------
  Total stockholders' equity...........................    337,512      312,443
                                                      ----------     ----------
  Total liabilities and stockholders' equity........... $3,614,173   $3,575,000
                                                      ==========     ==========

See Notes to Consolidated Financial Statements.

                          FIRST MIDWEST BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)

                                                             Years ended December 31,
                                                          ------------------------------
Interest Income                                             1997      1996       1995
                                                          --------   --------   --------
Loans..................................................   $209,003   $202,953   $203,884
Securities:
 Available for sale....................................     57,758     60,567     52,399
 Held to maturity - taxable............................        865      1,112     15,080
 Held to maturity - nontaxable.........................        382        718      1,669
                                                          --------   --------   --------
 Total interest on securities..........................     59,005     62,397     69,148
                                                          --------   --------   --------

Funds sold and other short-term investments............      2,498      3,443      2,672
                                                          --------   --------   --------
 Total interest income.................................    270,506    268,793    275,704
                                                          --------   --------   --------
Interest Expense
Savings deposits.......................................      9,458      9,760      8,289
NOW accounts...........................................      7,850      7,622      8,180
Money market deposits..................................      9,908      9,627     11,383
Time deposits..........................................     72,757     73,133     69,750
Short-term borrowings..................................     25,809     30,226     44,690
                                                          --------   --------   --------
 Total interest expense................................    125,782    130,368    142,292
                                                          --------   --------   --------
 Net interest income...................................    144,724    138,425    133,412
Provision for Loan Losses..............................      8,765      7,790     11,454
                                                          --------   --------   --------
 Net interest income after provision for loan losses...    135,959    130,635    121,958
                                                          --------   --------   --------
Noninterest Income
Service charges on deposit accounts....................     11,886     11,450     10,536
Trust and investment management fees...................      7,537      7,197      7,415
Other service charges, commissions and fees............      6,825      6,549      6,046
Mortgage banking revenues..............................      6,135      5,675      3,487
Security gains, net....................................        991        608      2,982
Other..................................................      3,848      2,856      3,229
                                                          --------   --------   --------
 Total noninterest income..............................     37,222     34,335     33,695
                                                          --------   --------   --------
Noninterest Expense
Salaries and wages.....................................     46,292     45,240     44,710
Retirement and other employee benefits.................     11,470     11,119     11,462
Occupancy expense of premises..........................      8,701      7,867      6,984
Equipment expense......................................      6,720      6,337      6,792
Computer processing expense............................      7,882      7,028      6,978
FDIC insurance premiums................................        502        512      3,238
Foreclosed real estate expense, net....................        815        566      1,563
Supplies and printing..................................      2,406      2,536      2,615
Special assessment for SAIF............................        ---      1,603        ---
Acquisition and restructure charges/(credits)..........      5,446     (1,316)     3,529
Other expenses.........................................     23,576     23,275     20,212
                                                          --------   --------   --------
 Total noninterest expense.............................    113,810    104,767    108,083
                                                          --------   --------   --------
Income before income tax expense.......................     59,371     60,203     47,570
Income tax expense.....................................     20,556     20,331     16,166
                                                          --------   --------   --------
 Net Income............................................   $ 38,815   $ 39,872   $ 31,404
                                                          ========   ========   ========
 Net Income per share..................................   $   1.94   $   1.96   $   1.55
                                                          ========   ========   ========
 Net Income per share, assuming dilution...............   $   1.92   $   1.95   $   1.53
                                                          ========   ========   ========
Weighted average shares outstanding....................     19,986     20,314     20,229
                                                          ========   ========   ========

                See Notes to Consolidated Financial Statements.

                          FIRST MIDWEST BANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              (Dollar amounts in thousands, except per share data)

                                                                                  Unrealized Net
                                                                                  Appreciation/
                                                                                  (Depreciation)
                                                    Additional                     on Securities
                                      Common          Paid-in        Retained        Available       Treasury
                                       Stock          Capital        Earnings        for Sale          Stock            Total
                                      -------         -------        --------     --------------     ---------         --------
Balance at December 31, 1994          $29,986         $35,680        $216,804        $(21,076)        $(10,677)        $250,717

Net income.........................       ---             ---          31,404             ---              ---           31,404
Dividends ($.608 per share)........       ---             ---          (9,362)            ---              ---           (9,362)
Cash dividends paid by
  acquiree prior to
  combination......................       ---             ---          (3,916)            ---              ---           (3,916)
Sale of treasury stock.............       ---             ---             ---             ---            2,697            2,697
Adjustment of unrealized net
  depreciation on securities
  available for sale...............       ---             ---             ---          23,801              ---           23,801
Issuance of treasury stock
  to benefit plans.................       ---            (429)            ---             ---            1,785            1,356
Exercise of stock options..........       ---             289             ---             ---              ---              289
Purchases and cancellation
  of treasury stock................       ---             (24)            ---             ---             (374)            (398)
Amortization of stock grants.......       ---             ---             ---             ---               97               97
Payment on ESOP loan...............       ---             ---             ---             ---              375              375
                                     --------         -------        --------        --------         --------         --------
Balance at December 31, 1995.......    29,986          35,516         234,930           2,725           (6,097)         297,060

Net income.........................       ---             ---          39,872             ---              ---           39,872
Dividends ($.704 per share)........       ---             ---         (12,047)            ---              ---          (12,047)
Cash dividends paid by acquiree
  prior to combination.............       ---             ---          (2,975)            ---              ---           (2,975)
Adjustment of unrealized net
  appreciation on securities
  available for sale...............       ---             ---             ---          (1,731)             ---           (1,731)
Reclassification due to
  setting par value per
  common share at $ .01............   (29,785)         29,785             ---             ---              ---              ---
Issuance of treasury stock
  to benefit plans.................       ---          (2,415)            ---             ---            4,831            2,416
Exercise of stock options..........       ---             677             ---             ---              ---              677
Purchase of treasury stock.........       ---             ---             ---             ---          (10,829)         (10,829)
                                     --------         -------        --------        --------         --------         --------
Balance at December 31, 1996.......       201          63,563         259,780             994          (12,095)         312,443

Net income.........................       ---             ---          38,815             ---              ---           38,815
Dividends ($.825 per share)........       ---             ---         (14,594)            ---              ---          (14,594)
Cash dividends paid by
  acquiree prior to
  combination......................       ---             ---          (2,231)            ---              ---           (2,231)
Sale of treasury stock.............       ---             180             ---             ---            4,620            4,800
Adjustment of unrealized
  net appreciation on
  securities  available
  for sale.........................       ---             ---             ---           5,650              ---            5,650
Issuance of treasury stock
  to benefit plans.................       ---          (1,149)            ---             ---            3,340            2,191
Exercise of stock options..........       ---             575             ---             ---              ---              575
Purchase and cancellation
  of treasury stock................       ---            (120)            ---             ---          (10,017)         (10,137)
                                     --------         -------        --------        --------         --------         --------
Balance at December 31, 1997.......  $    201         $63,049        $281,770        $  6,644         $(14,152)        $337,512
                                     ========         =======        ========        ========         ========         ========

                See Notes to Consolidated Financial Statements.

                          FIRST MIDWEST BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                                                          Years ended December 31,
                                                                                     ----------------------------------------
Operating Activities                                                                    1997           1996           1995
                                                                                     ---------     -----------     ----------
Net income.......................................................................... $  38,815     $    39,872     $   31,404
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for loan losses..........................................................     8,765           7,790         11,454
 Provision for depreciation and amortization........................................     7,011           6,812          6,594
 Net premium accretion of securities................................................     5,851          (2,998)        (2,179)
 Net gains on securities available for sale transactions............................      (991)           (588)        (2,982)
 Net gains on securities held to maturity transactions..............................       ---             (20)            (1)
 Net (gains) losses on sales of premises, furniture and equipment...................      (694)           (142)          (129)
 Net pension cost...................................................................       512             487            295
 Net increase (decrease) in deferred income taxes...................................    (2,243)          2,821         (2,884)
 Net amortization of purchase accounting adjustments, goodwill and other intangibles     2,759           1,861          1,470
Changes in operating assets and liabilities:
 Net (increase) decrease in loans held for sale.....................................   (13,365)          6,519        (15,158)
 Net (increase) decrease in accrued interest receivable.............................      (261)          2,273         (5,130)
 Net (increase) decrease in other assets............................................   (14,554)         (6,728)         1,168
 Net increase (decrease) in accrued interest payable................................     1,974          (2,592)         3,222
 Net increase in other liabilities due to loan purchase principal and interest
   settlement.......................................................................       ---          66,570            ---
 Net increase (decrease) in other liabilities.......................................   (67,210)           (674)         5,152
                                                                                     ---------     -----------     ----------
  Net cash provided (used) by operating activities..................................   (33,631)        121,263         32,296
                                                                                     ---------     -----------     ----------
Investing Activities
Securities available for sale:
 Proceeds from sales................................................................   309,408       1,134,752        583,279
 Proceeds from maturities and paydowns..............................................   513,679         347,167        202,458
 Purchases..........................................................................  (858,322)     (1,299,910)      (717,200)
Securities held to maturity:
 Proceeds from sales................................................................     1,575             987            ---
 Proceeds from maturities and paydowns..............................................     2,670           7,891        260,797
 Purchases..........................................................................    (2,176)         (2,634)      (177,019)
Loans made to customers, net of principal collected.................................    17,602        (140,535)      (215,888)
Proceeds from sales of foreclosed real estate.......................................     3,706           4,225          7,190
Proceeds from sales of premises, furniture and equipment............................     2,552             262            176
Purchases of premises, furniture and equipment......................................    (9,704)         (8,436)       (11,699)
                                                                                     ---------     -----------     ----------
  Net cash provided (used) by investing activities..................................   (19,010)         43,769        (67,906)
                                                                                     ---------     -----------     ----------
Financing Activities
Net increase (decrease) in deposit accounts.........................................   159,036         (20,021)       150,974
Net increase (decrease) in short-term borrowings....................................   (80,208)       (146,759)       (84,829)
Purchases of treasury stock.........................................................   (10,017)        (10,829)          (398)
Cash dividends......................................................................   (16,825)        (15,022)       (13,278)
Sale and issuance of treasury stock.................................................     6,991           2,416          4,053
Exercise of stock options...........................................................       575             677            289
Other...............................................................................      (120)            ---            473
                                                                                     ---------     -----------     ----------
   Net cash provided (used) by financing activities.................................    59,432        (189,538)        57,284
                                                                                     ---------     -----------     ----------
   Net increase (decrease) in cash and cash equivalents.............................     6,791         (24,506)        21,674
   Cash and cash equivalents at beginning of the year...............................   142,238         166,744        145,070
                                                                                     ---------     -----------     ----------
   Cash and cash equivalents at end of the year..................................... $ 149,029     $   142,238     $  166,744
                                                                                     =========     ===========     ==========
Supplemental disclosures:
Income taxes paid................................................................... $  24,297     $    17,202     $   17,218
Interest paid to depositors and creditors...........................................   123,808         130,738        139,548
Non-cash transfers of loans to foreclosed real estate...............................    (2,252)          4,844          2,490
Non-cash transfers to securities available for sale from loans......................       ---         141,164            ---
Non-cash transfers of securities held to maturity to the available for sale category       ---             ---        180,889
-----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in thousands, except share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

First Midwest Bancorp, Inc. ("First Midwest") is a Delaware corporation that was incorporated in 1982, began operations on March 31, 1983 and was formed through an exchange of common stock. First Midwest is the third largest Illinois based publicly traded banking company with operations primarily located in Northern Illinois and with approximately 78% of its banking assets in the suburban metropolitan Chicago area. First Midwest is engaged in commercial and retail banking and offers a broad array of lending, depository and related financial services tailored for individual, commercial and industrial and governmental customers. Additionally, First Midwest offers trust, investment management, mortgage banking and insurance services in the same markets served by its banking operations.

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

Basis of Presentation - Certain reclassification have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation. For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents have been defined by Management to include cash and due from banks, funds sold and other short-term investments. First Midwest uses the accrual basis of accounting for financial reporting purposes, except for immaterial sources of income and expense which are recorded when received or paid.

On October 1, 1997, First Midwest acquired SparBank, Incorporated ("SparBank"), whose principal subsidiary was McHenry State Bank ("MSB"), in a transaction accounted for as a pooling of interests. Accordingly, prior period financial statements and other financial disclosures have been restated as if the combining entities has been consolidated for all periods presented.

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

Loans - Loans are carried at the principal amount outstanding, net of unearned discount, including certain net deferred loan fees. Unearned discount on certain consumer installment loans is credited to income over the term of the loan using the level yield method. Interest income on loans is accrued based on principal amounts outstanding.

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

The reserve for loan losses is maintained in an amount that Management believes is adequate to absorb potential loan losses. The provision for loan losses is based on Management's judgment as to the adequacy of the reserve for loan losses, after considering such factors as the volume and character of the present and prospective financial condition of the borrowers, general economic conditions and past loan loss experience.

Specific reserves are established for any impaired commercial, commercial real estate and real estate construction loans for which the recorded investment in the loan exceeds the measured value of the loan. A loan is considered impaired when it is probable that a creditor will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment valuation are defined as nonaccrual and restructured loans exclusive of smaller balance homogeneous loans such as home equity, installment and 1-4 family residential loans. The value of the loan is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate, the market price of the loan or the fair value of the underlying collateral, if the loan is collateral dependent.

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

Long-lived assets to be held and those to be disposed of and certain intangibles are evaluated for impairment using the guidance provided by FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which was adopted on January 1, 1996. The provisions of this statement establish when an impairment loss should be recognized and how it should be measured. The adoption of the statement did not have a material impact on financial position or results of operations.

Goodwill and Other Intangibles - Goodwill, representing the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting, is being amortized using the straight-line method over periods not exceeding twenty years. At December 31, 1997 and 1996, goodwill totaling approximately $11,643 and $12,663, respectively, is included in other assets in the accompanying consolidated statements of condition. At December 31, 1997, the average remaining life of unamortized goodwill was 11 years.

Core deposit intangibles, representing the premium associated with the acquisition of certain deposit liabilities, are being amortized to operating expense on an accelerated basis over the average lives of such deposit liabilities. At December 31, 1997 and 1996, core deposit intangibles totaling approximately $544 and $699, respectively, are included in other assets in the accompanying consolidated statements of condition.

Goodwill and other intangibles, which collectively represent less than 1% of total assets, are periodically assessed for recoverability through review of various economic factors to determine whether any impairment exists.

Mortgage Servicing Rights- First Midwest recognizes as separate assets the rights to service mortgage loans for others, however those rights are acquired. After the residential mortgage loan portfolio is stratified by servicing type, loan type, rate type and interest rate, the fair value of the Mortgage Servicing Rights ("MSR") is determined using the present value of estimated expected future cash flows assuming a market discount rate and certain forecasted prepayment rates based on the industry experience. The MSRs are amortized in proportion to and over the period of the estimated net servicing income. The assessment of impairment on MSRs is based on the current fair value of those rights. Such impairment is recognized through a valuation allowance established through a charge to expense. At December 31, 1997 and 1996, mortgage servicing rights of $9,526 and $5,183 respectively, are included in other assets in the accompanying statements of condition.

Advertising Costs - All advertising costs incurred by First Midwest are expensed in the period in which they are incurred. At December 31, 1997 and 1996, advertising costs totaling $3,102 and $2,884, respectively, are included in other noninterest expense in the accompanying consolidated statements of income.

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

Net Income Per Share - Effective December 31, 1997, First Midwest adopted Financial Accounting Standards Board ("FASB") Statement No. 128 ("FASB No. 128"), "Earnings Per Share" which establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with earnings per common share ("basic EPS") which is computed by dividing net income by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Further, FASB No. 128 requires additional disclosures including dual presentation of basic and diluted EPS on the face of the Statement of Income for all periods presented. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. First Midwest's potential common shares represent shares issuable under its stock option plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period. In accordance with FASB No. 128, First Midwest has restated all prior period earnings per share. Further disclosures are presented in Note 10: Earnings Per Share.

Stock-Based Compensation - Effective January 1, 1996, First Midwest adopted FASB No. 123 "Accounting for Stock-Based Compensation". FASB No. 123 establishes financial accounting and reporting standards for stock-based compensation plans. First Midwest elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion 25 and related interpretations, as FASB No. 123 permits, and to follow the pro forma net income, pro forma earnings per share, and stock-based compensation plan disclosure requirements set forth in FASB No. 123. Further disclosures are presented in Note 13: Stock Option Plans.

Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - Effective January 1, 1997, First Midwest adopted FASB No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FASB No. 125") which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Such standards are based on a consistent "financial components" approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes on its balance sheet all assets it controls and liabilities it has incurred and would remove from the balance sheet assets it no longer controls and liabilities it has satisfied. FASB No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Transactions covered by FASB No. 125 include securitizations, repurchase agreements, securities lending, loan syndications and participations and asset servicing. Accordingly, First Midwest has modified several agreements to meet the new requirements to enable it to continue recognizing transfers of certain receivables to third parties as sales. FASB No. 125 had no material impact on the consolidated financial position or results of operations of First Midwest.

New Accounting Pronouncements

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("FASB No. 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. FASB No. 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and requires an entity to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of the balance sheet. FASB No. 130 is effective for fiscal years beginning after December 15, 1997. Companies are also required to report comparative totals for comprehensive income in interim reports. Management is currently considering the impact of FASB No. 130, but does not believe it will have a material effect on the consolidated financial statements.

In June 1997, the FASB issued Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information", ("FASB No. 131") which establishes standards for public companies to report certain financial information about operating segments in interim and annual financial statements. Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The statement also requires public companies to report certain information about their products and services, the geographic areas in which they operate and certain information about their products. FASB No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The statement does not need to be applied to interim financial statements in the initial year of its application, but such comparative information will be required in interim statements the second year. At this time, Management is assessing this statement and has not determined whether the new reporting provisions will require supplemental disclosures by First Midwest. If applicable, however, First Midwest will begin reporting segment information in the 1998 annual consolidated financial statements.

2. ACQUISITION

The acquisition of SparBank was affected through a merger of First Midwest and SparBank, that was structured as a tax-free exchange and accounted for as a pooling of interests, and resulted in the issuance of 3,231 shares of First Midwest common stock to SparBank stockholders.

Prior to restatement, gross revenues (the sum of net interest income and noninterest income, excluding security gains), net income and net income per after acquisition expenses and other special charges/(credits) for First Midwest and SparBank on a stand-alone basis were as follows:

                                   Nine Months
                                      ended           Year ended December 31,
                                  September 30,   ------------------------------
                                       1997         1997       1996       1995
                                  -------------   --------   --------   --------
First Midwest:
  Gross revenues................       $121,385   $161,988   $153,559   $146,466
  Net income....................         27,281     32,963     33,716     25,685
  Net income per share..........           1.63       1.96       1.97       1.51
                                       ========   ========   ========   ========
SparBank:
  Gross revenues................       $ 14,413   $ 18,967   $ 18,593   $ 17,659
  Net income....................          4,897      5,852      6,156      5,719
                                       ========   ========   ========   ========

Coincident with the acquisition, First Midwest recorded $6,742 in costs consisting of $5,446 in acquisition expenses and $1,296 in provisions for loan losses incident to conforming MSB's credit policies to First Midwest's. The acquisition expenses, certain of which are nondeductible for income tax purposes, were recorded through the establishment of a reserve, and consists of the following:

Acquisition Expenses:
   Employee severance, outplacement, retirement programs
     and related cost..................................................  $1,546
   Contract termination fees and other related costs...................     920
   Investment advisor fees.............................................   1,401
   Legal, accounting and other professional fees.......................   1,264
   Other...............................................................     315
                                                                         ------
                                                                         $5,446
                                                                         ======

MSB, with assets of $449 million and offices in McHenry, Illinois has received all necessary regulatory approvals and will be merged into First Midwest's principal banking subsidiary, First Midwest Bank, National Association in February, 1998. The employment severance costs result from the reduction in work force resulting from the planned merger. The amount expensed represents the aggregate severance for approximately 36 employees who have been formally notified of a position elimination and is based on the severance policy of First Midwest. Outplacement and other employee costs include ancillary costs to be paid to MSB's officers and employees relating to insurance continuation agreements and other related contracts in effect which were also contractually assumed by First Midwest.

Contract termination fees and other related costs reflect amounts associated with systems consolidations. Investment advisor, legal, accounting and other professional fees represent fees paid to consummate the acquisition.

3. REGULATORY AND CAPITAL MATTERS

Banking regulations and capital guidelines limit the amount of dividends that may be paid by banks. As of December 31, 1997, these regulations and guidelines would permit First Midwest Bank, National Association and MSB (collectively, the "Banks") to distribute approximately $35 million plus 1998 net income, without prior approval from their primary banking regulators. Future payment of dividends by the Banks would be dependent on individual regulatory capital requirements and levels of profitability. Since First Midwest is a legal entity, separate and distinct from the Banks, the dividends of First Midwest are not subject to such bank regulatory guidelines.

First Midwest and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines, First Midwest and its banking subsidiaries must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Quantative measures established by regulation to ensure capital adequacy require First Midwest and its banking subsidiaries to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 1997, First Midwest and its banking subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized First Midwest's national banking subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banking subsidiary must maintain minimum Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the banking subsidiary's category.

The following table summarizes the actual capital ratios for First Midwest and its banking subsidiaries, as well as those required to be categorized as adequately capitalized and well capitalized.

                                                First Midwest           For Capital        Well Capitalized for
                                                   Actual            Adequacy Purposes           FDICIA
---------------------------------------------------------------------------------------------------------------
                                                Capital     Ratio    Capital     Ratio      Capital     Ratio
---------------------------------------------------------------------------------------------------------------
As of December 31, 1997:
Total Capital (to Risk-Weighted Assets):
        First Midwest Bancorp, Inc............ $353,364    12.92%   $218,902     8.00%     $273,627    10.00%
        First Midwest Bank, N.A...............  247,678    10.27     192,929     8.00       241,162    10.00
        McHenry State Bank....................   54,508    22.70      19,213     8.00        24,017    10.00

Tier 1 Capital (to Risk-Weighted Assets):
        First Midwest Bancorp, Inc............  319,122    11.66     109,451     4.00       164,176     6.00
        First Midwest Bank, N.A...............  217,498     9.02      96,464     4.00       144,697     6.00
        McHenry State Bank....................   51,108    21.28       9,607     4.00        14,910     6.00

Tier 1 Leverage Ratio:
        First Midwest Bancorp, Inc............  319,122     8.85     108,193     3.00       180,322     5.00
        First Midwest Bank N.A................  217,498     7.02     124,581     3.00       154,861     5.00
        McHenry State Bank....................   51,108    11.59      13,228     3.00        22,047     5.00
---------------------------------------------------------------------------------------------------------------

As of December 31, 1996:
Total Capital (to Risk-Weighted Assets):
        First Midwest Bancorp, Inc............ $334,083    12.73%   $209,904     8.00%     $262,380    10.00%
        First Midwest Bank, N.A...............  241,297    10.36     186,288     8.00       232,860    10.00
        McHenry State Bank....................   54,034    20.98      20,607     8.00        25,758    10.00

Tier 1 Capital (to Risk-Weighted Assets):
        First Midwest Bancorp, Inc............  301,881    11.51     104,952     4.00       157,428     6.00
        First Midwest Bank, N.A...............  212,189     9.11      93,144     4.00       139,716     6.00
        McHenry State Bank....................   51,980    20.18      10,303     4.00        15,454     6.00

Tier 1 Leverage Ratio:
        First Midwest Bancorp, Inc............  301,881     8.57     105,658     3.00       176,097     5.00
        First Midwest Bank N.A................  212,189     7.01      90,811     3.00       151,353     5.00
        McHenry State Bank....................   51,980    11.40      13,737     3.00        22,894     5.00
---------------------------------------------------------------------------------------------------------------

First Midwest is required to maintain reserve balances at the Federal Reserve Bank based upon deposit levels and other factors. Included in cash and due from banks at December 31, 1997 and 1996 are balances totaling $7,534 and $17,724, respectively, which represent the aggregate amount of reserve balances, including required reserves, that First Midwest maintains as a member of the Federal Reserve System.

4.  SECURITIES

Securities Available for Sale - The amortized cost and market value of securities available for sale at December 31, 1997 and 1996 are as follows:

                                           December 31, 1997                            December 31, 1996
                             ---------------------------------------------  ------------------------------------------
                                           Gross       Gross                             Gross       Gross
                             Amortized   Unrealized  Unrealized   Market    Amortized  Unrealized  Unrealized   Market
                               Cost        Gains       Losses      Value      Cost       Gains       Losses     Value
                             ----------  ----------  ----------  ---------  ---------  ----------  ----------  --------

U.S. Treasury securities...   $122,557     $   394    $    (7)    $122,944   $135,980    $  596     $   (73)   $136,503
U.S. Agency securities.....     62,183          87        ---       62,270    385,088       691      (1,655)    384,124
Mortgage-backed securities.    632,854       2,664     (1,063)     634,455    349,188     1,458      (1,752)    348,894
State and Municipal
  securities...............    142,616       8,793         (1)     151,408     61,213     2,408         (84)     63,537
Other securities...........      3,364          26        ---        3,390      1,771       ---         ---       1,771
                              --------     -------    -------     --------   --------    ------     -------    --------
    Total..................   $963,574     $11,964    $(1,071)    $974,467   $933,240    $5,153     $(3,564)   $934,829
                              ========     =======    =======     ========   ========    ======     =======    ========

The following schedule summarizes the maturity distribution, by amortized cost and market value, of securities available for sale at December 31, 1997:

                                 U.S. Treasury Securities     U.S. Agency Securities    Mortgage Backed Securities
                                 ------------------------     ----------------------    --------------------------
                                 Amortized         Market     Amortized       Market    Amortized          Market
                                    Cost           Value        Cost           Value       Cost             Value
                                 ---------       --------     ---------       ------    ---------         --------
One year or less...............  $ 81,945        $ 82,115     $42,182         $42,242   $ 97,288          $ 98,040
One year to five years.........    39,572          39,776      20,001          20,028    480,681           481,252
Five years to ten years........     1,040           1,053        ---             ---       7,246             7,322
Over ten years.................      ---             ---         ---             ---      47,639            47,841
                                 --------        --------     -------         -------   --------          --------
        Total..................  $122,557        $122,944     $62,183         $62,270   $632,854          $634,455
                                 ========        ========     =======         =======   ========          ========

                                    State & Municipal
                                        Securities               Other Securities
                                 ------------------------     -----------------------
                                 Amortized        Market      Amortized       Market
                                   Cost           Value          Cost          Value
                                 ------------------------     -----------------------
One Year or less...............  $  4,298        $  4,377     $ 3,312         $ 3,312
One year to five years.........    17,932          18,824        ---             ---
Five years to ten years........    30,076          32,566        ---             ---
Over ten years.................    90,310          95,641          52              78
                                 --------        --------     -------         -------
        Total..................  $142,616        $151,408     $ 3,364         $ 3,390
                                 ========        ========     =======         =======

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

Proceeds from the sales, maturities and paydowns of securities available for sale in 1997, 1996 and 1995 were $823,087, $1,481,919, and $785,737 respectively. Gross gains and losses realized on those sales totaled $2,167 and ($1,176) in 1997, $1,918 and (1,330) in 1996, and $3,999 and (1,018) in 1995.

Securities Held to Maturity - The amortized cost and market value of securities held to maturity at December 31, 1997 and 1996 are as follows:

                                               December 31, 1997                               December 31, 1996
                                 ---------------------------------------------    ---------------------------------------------
                                                Gross        Gross                               Gross      Gross
                                 Amortized   Unrealized   Unrealized    Market    Amortized   Unrealized  Unrealized    Market
                                   Cost         Gains       Losses      Value        Cost       Gains       Losses      Value
                                 ---------   ----------   ----------   -------    ----------  ----------  ----------  ---------
U.S. Treasury securities.......  $   1,099   $        5   $     ---    $ 1,104    $      929  $     ---   $    ---    $     929
State and municipal securities.      5,912          347         ---      6,259         9,135        132         (28)      9,239
Other securities...............     13,312           19         ---     13,331        12,328         16         --       12,344
                                 ---------   ----------   ----------   -------    ----------  ----------  ----------  --------
 Total.........................  $  20,323   $      371   $     ---    $20,694    $   22,392  $     148   $     (28)  $  22,512
                                 =========   ==========   ==========   =======    ==========  ==========  ==========  =========

The following schedule summarizes the maturity distribution, by amortized cost and market value, of securities held to maturity at December 31, 1997:

                               U.S. Treasury      State & Municipal          Other
                                Securities           Securities            Securities
                           -------------------   ------------------   -------------------
                           Amortized    Market   Amortized   Market   Amortized    Market
                              Cost      Value      Cost      Value       Cost      Value
                           ---------   -------   ---------   ------   ---------   -------
One year or less........      $  425    $  426      $  481   $  483     $   100   $   102
One year to five years..         674       678       2,071    2,127          51        50
Five years to ten years.         ---       ---       1,453    1,558         ---       ---
Over ten years..........         ---       ---       1,907    2,091      13,161    13,179
                              ------     -----      ------    -----     -------    ------
Total...................      $1,099    $1,104      $5,912   $6,259     $13,312   $13,331
                              ======    ======      ======   ======     =======   =======

Actual maturities may differ from those reflected in the table above due to securities with call features which are assumed to be held to contractual maturity for maturity distribution purposes.

Proceeds from sales represent securities sold within ninety days of contractual maturity; no material gains or losses result from such sales. Gross gains recorded as a result of transactions in the held to maturity portfolio, primarily resulting from calls on municipal securities, totaled $0 in 1997. During 1996 gross gains totaled $20 while gross gains in 1995 totaled $1.

The book value of securities available for sale, securities held to maturity and securities purchased under agreements to resell, which were pledged to secure deposits and for other purposes as permitted or required by law at December 31, 1997 and 1996 totaled $745,717 and $799,766 respectively.

5. LOANS

First Midwest concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are garnered in the same market areas. Over the past several years, First Midwest has migrated toward a loan portfolio that is distributed approximately evenly between the categories of commercial, consumer, and real estate, both 1-4 family and commercial. This distribution reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. At December 31, 1997, First Midwest had no consequential out-of-market originated loans. First Midwest does not engage in sub-prime credit lending nor lending to foreign countries or entities.

The following table provides the book value of loans by major classification at December 31, 1997 and 1996:

                                         December 31,
                                    ----------------------
                                       1997      1996
                                    ----------  ----------
Commercial and industrial........   $  571,128  $  588,911
Agricultural.....................       39,014      48,461
Consumer.........................      651,455     670,176
Real estate - 1 - 4 family.......      231,151     299,044
Real estate - commercial.........      701,411     607,532
Real estate - construction.......      117,102     122,504
Tax-exempt.......................       21,991      15,597
                                    ----------  ----------
 Loans, net of unearned discount.   $2,333,252  $2,352,225
                                    ==========  ==========

The book value of loans that were pledged to secure deposits and for other purposes as required or permitted by law totaled $142,896 and $116,082 at December 31, 1997 and 1996, respectively.During the first quarter of 1997, First Midwest sold approximately $47,000 in 1-4 family real estate loans while retaining the mortgage servicing rights on such loans.

Mortgage Servicing Rights

The fair value of capitalized mortgage servicing rights was $10,424 on December 31, 1997 and $7,355 on December 31, 1996. First Midwest serviced $1,051,598, $835,649 and $629,340 for other investors as of December 31, 1997, 1996 and 1995, respectively.

Based upon current fair values, capitalized mortgage servicing rights are periodically assessed for impairment, which is recognized in income during the period in which impairment occurs by establishing a corresponding valuation allowance. For purposes of performing impairment evaluation, First Midwest evaluates and measures impairment of its servicing rights using stratifications based on risk characteristics of the underlying loans. These stratifications include source of origination (retail, correspondent or purchased), loan type (fixed or adjustable) and interest rate. Impairment is recognized through a valuation allowance allocated by individual stratum. First Midwest had no activity in the valuation allowance for mortgage servicing rights during 1997. The valuation allowance balance was $458 at December 31, 1997 and 1996, and $238 at December 31, 1995. The 1996 activity reflects a reserve addition of $220.

6. RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

Transactions in the reserve for loan losses during the years ended December 31, 1997, 1996 and 1995 are summarized below:

                                                  Years ended December 31,
                                               -------------------------------
                                                  1997        1996      1995
                                               --------    --------   --------
Balance at beginning of year................   $ 32,202    $ 31,252   $ 27,339
 Loans charged-off..........................    (11,354)     (9,652)   (10,293)
 Recoveries on loans previously charged-off.      7,731       2,812      2,752
                                               --------    --------   --------
Net charge-offs.............................     (3,623)     (6,840)    (7,541)
 Provision for loan losses..................      8,765       7,790     11,454
                                               --------    --------   --------
Balance at end of year......................   $ 37,344    $ 32,202   $ 31,252
                                               ========    ========   ========

Information with respect to impaired loans for 1997, 1996 and 1995 is provided below:

                                                                              December 31,
                                                                       ---------------------------
                                                                         1997     1996      1995
                                                                       -------   -------   -------
Recorded Investment in Impaired Loans:
     Recorded investment requiring specific loan loss reserves (1)..   $ 1,670   $   659   $10,041
     Recorded investment not requiring specific loan loss reserves..     6,371    10,771     7,144
                                                                       -------   -------   -------
             Total recorded investment in impaired loans............   $ 8,041   $11,430   $17,185
                                                                       =======   =======   =======
Specific loan loss reserve related to impaired loans................   $   742   $   648   $ 2,601
                                                                       =======   =======   =======

                                                                        Years Ended December 31,
                                                                       ---------------------------
                                                                         1997     1996      1995
                                                                       -------   -------   -------
Average recorded investment in impaired loans.......................   $11,137   $18,018   $16,353
Interest income recorded............................................   $    71   $   676   $   651
                                                                       =======   =======   =======


/(1)/ These impaired loans require a specific reserve allocation because the value of the loans is less than the recorded investments in the loans.

7.  PREMISES, FURNITURE AND EQUIPMENT

The cost, accumulated depreciation and net book value of premises, furniture and equipment at December 31, 1997 and 1996 are summarized as follows:

                                                         December 31,
                                                     -------------------
                                                       1997       1996
                                                     --------   --------
Land..............................................   $ 16,180   $ 15,747
Premises..........................................     55,139     53,029
Furniture and equipment...........................     33,533     32,977
                                                     --------   --------
      Total cost..................................    104,852    101,753
Accumulated depreciation..........................    (45,633)   (43,199)
                                                     --------   --------
      Net book value..............................   $ 59,219   $ 58,554
                                                     ========   ========

 Depreciation and amortization expense on premises, furniture and equipment for the years 1997, 1996 and 1995 totaled $7,011, $6,812 and $6,594 respectively.

8. DEPOSITS

Deposits were comprised of the following:                  December 31,
                                                     ----------------------
                                                        1997        1996
                                                     ----------  ----------
Noninterest bearing demand deposits...............   $  472,868  $  400,904
Interest bearing demand deposits..................      318,413     306,974
Savings and market rate deposits..................      634,935     652,032
Time deposits less than $100......................      973,530     972,695
Time deposits $100 or more........................      396,229     304,334
                                                     ----------  ----------
                                                     $2,795,975  $2,636,939
                                                     ==========  ==========

The maturities of time deposits at December 31, 1997, for the years 1998 through 2002 were $1,031,291, $211,706, $46,263, $57,653 and $22,846, respectively.

9. SHORT-TERM BORROWINGS

Funds purchased and repurchase agreements are short-term borrowings that generally mature within 90 days from the dates of issuance; other short-term borrowings at year end 1996 generally mature within 30 days; in 1997 these amounts are FHLB advances maturing in 150 days. The following is a summary of short-term borrowings at December 31, 1997 and 1996:


                                                                December 31,
                                                            -------------------
                                                             1997        1996
                                                            --------   --------
  Repurchase agreements..................................   $378,032   $499,442
  Funds purchased........................................         --      6,000
  Other short-term borrowings............................     60,000     12,798
                                                            --------   --------
    Total short-term borrowings..........................   $438,032   $518,240
                                                            ========   ========

                                                                   Maximum Amount Outstanding at      Weighted Average Interest Rate
                                                                           Any Month End                        December 31,
                                                                   ------------------------------      -----------------------------
                                                                      1997        1996       1995        1997       1996      1995
                                                                   ---------   ---------   --------     --------   --------   ------
Repurchase agreements............................................  $ 484,911    $584,684    $599,769      5.21%      5.42%     5.58%
Funds purchased..................................................     95,000      55,000     113,368       --        6.04      6.01
Other short-term borrowings......................................     60,001      17,712     121,579      4.56%      7.31%     6.13%
                                                                   =========    ========    ========      ======     ======    =====

                                                                                                    Years ended December 31,
                                                                                               ----------------------------------
                                                                                                 1997         1996         1995
                                                                                               ---------    ---------    ---------
Aggregate short-term borrowings - average amount outstanding................................   $ 469,558    $ 559,087    $ 708,249
Weighted average interest rate paid during each year........................................       5.50%        5.41%        6.31%
                                                                                               =========    =========     ========

Not included in the above table are unused short-term credit lines available to First Midwest Affiliates totaling $140 million at December 31, 1997, exclusive of certain correspondent bank and Federal Reserve Bank discount window borrowing facilities.

Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the consolidated statements of condition. The securities underlying the agreements remain in the respective asset accounts. The following is a schedule of repurchase agreements and related securities sold under repurchase agreements, which includes accrued interest, as of December 31, 1997. The schedule presents the book value and market value of each type of security sold under agreements to repurchase by selected maturity dates:


                                                          Maturities of Securities Sold Under Repurchase Agreements
                                             -----------------------------------------------------------------------------------
                                             Overnight    1-30 Days       31-90 Days        Over 90 Days          Total
                                             ---------   ----------   ------------------   -----------------   -----------------
                                               Book        Book        Book     Market      Book     Market     Book      Market
                                              Value/(1)/   Value/(1)/  Value     Value      Value     Value     Value     Value/(2)/
                                              ----------  -----------  -------   --------   -------   -------   -------   ----------
U.S. Treasury securities..................    $   2,847   $    3,094   $15,055   $ 15,471   $ 1,526   $ 1,543   $22,522   $ 23,031
Securities of U.S. government
  agencies and corporation................        8,899       16,209    13,215     13,189     5,170     5,166    43,493     43,455
Other debt securities.....................       99,632       98,229    57,197     57,546    55,830    55,880   310,888    312,427
                                              ---------   ----------   -------   --------   -------   -------   -------   --------
  Total...................................    $ 111,378    $ 117,532   $85,467   $ 86,206  $ 62,526   $62,589  $376,903   $378,913
                                              ---------   ----------   -------   --------  --------   -------   -------   --------
Repurchase agreements.....................    $ 114,526    $ 116,598   $79,242             $ 67,666            $378,032
                                              =========   ==========   =======             ========            ========

/(1)/ For securities in the overnight and 1-30 day maturity categories book value approximates market value.
/(2)/ Market value includes the amounts reflected in the overnight and 1-30 day maturity categories.

As of December 31, 1997 First Midwest did not have amounts at risk under repurchase agreements with any individual counter-party or group of related counter-parties which exceeded 10% of stockholders' equity.

10.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share 1995 through 1997:

                                                    Years Ended December 31,
                                                -------------------------------
                                                 1997        1996        1995
                                                -------     -------     -------
Net Income....................................  $38,815     $39,872     $31,404
                                                =======     =======     =======
Average common shares outstanding.............   19,986      20,314      20,229
Common share equivalents-assuming exercise
 of dilutive stock options....................      252         153         247
                                                -------     -------     -------
Average common shares and common share
 equivalents outstanding......................   20,238      20,467      20,476
                                                =======     =======     =======
Basic earnings per share......................  $  1.94     $  1.96     $  1.55
                                                =======     =======     =======
Earnings per share, assuming dilution.........  $  1.92     $  1.95     $  1.53
                                                =======     =======     =======

11. RETIREMENT PLANS

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

The following table sets forth the Pension Plan's funded status for the periods noted:

                                                                                            December 31,
                                                                                        ---------------------
                                                                                          1997        1996
                                                                                        ---------   ---------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits of $8,723 and
  $7,916 for 1997 and 1996, respectively..............................................  $ (9,632)   $ (8,610)
                                                                                        ========    ========
  Projected benefit obligation for service rendered to date...........................  $(14,135)   $(12,518)
  Plan assets at fair value, primarily U.S. Government bonds and listed stocks........    14,529      13,435
                                                                                        --------    --------
  Plan assets in excess of projected benefit obligations..............................  $    394    $    917
  Unrecognized prior service cost.....................................................      (339)       (520)
  Unrecognized net loss...............................................................       220         828
  Unrecognized net asset being recognized over 15 years...............................      (496)       (817)
                                                                                        --------    --------
  Prepaid pension cost included in other assets.......................................  $   (221)   $    408
                                                                                        ========    ========

                                                                      Years ended December 31,
                                                                   -----------------------------
                                                                     1997      1996      1995
                                                                   --------  --------  ---------
Net pension cost (income) included the following components:
  Service cost-benefits earned during the period.................  $   860   $   822   $   688
  Interest cost on projected benefit obligations.................      932       856       822
  Actual return on plan assets...................................   (2,357)   (1,381)   (2,486)

Net amortization and deferral....................................    1,077       190     1,271
                                                                   -------   -------   --------
Net periodic pension cost (income)...............................      512       487       295
Settlement costs included in restructure expense.................      117       ---       123
                                                                   -------   -------   --------
Total costs for the year.........................................  $   629   $   487   $   418
                                                                   =======   =======   =======
Weighted average discount rate...................................     7.25%     7.50%     7.25%
Rate of increase in future compensation levels...................     4.50%     4.50%     4.50%
Expected long-term rate of return on assets......................     8.00%     8.00%     7.50%
                                                                   =======   =======   =======


First Midwest Employee Stock Ownership Plan (ESOP) - The ESOP is noncontributory and covers substantially all full-time employees. Upon becoming a participant in the ESOP, an employee becomes fully vested. Contributions to the ESOP totaled
 .5% of defined compensation for all participants in 1997, 1996 and 1995.

The aggregate expense related to First Midwest's retirement plans for the periods noted, included in retirement and other employee benefits in the accompanying consolidated statements of income, is summarized in the table below:

                                       Years ended December 31,
                                    ------------------------------
                                     1997        1996        1995
                                    ------      ------      ------
Profit sharing plan...............  $3,100      $3,155      $3,185
Pension plan......................     512         487         295
ESOP..............................     156         137         146
                                    ------      ------      ------
  Total...........................  $3,768      $3,779      $3,626
                                    ======      ======      ======

At December 31, 1997, the Profit Sharing Plan and ESOP held as investments 910 and 83 shares of First Midwest common stock, respectively, representing 4.9%, in aggregate, of the total shares outstanding at such date. Fair value of shares held by the Profit Sharing Plan and ESOP at December 31, 1997 was $3,624 and $39,821 respectively. Dividends paid to the plans during 1997 totaled $724 and $67, respectively.

12.  INCOME TAXES

Total income taxes (benefits) reported in the consolidated income statements for the years ended December 31, 1997, 1996 and 1995 include the following components:

                                       Years ended December 31,
                                   -------------------------------
                                    1997        1996        1995
                                   -------     -------     -------
Current tax expense:
  Federal........................  $21,652     $15,862     $17,498
  State..........................    1,147       1,648       1,552
                                   -------     -------     -------
    Total........................   22,799      17,510      19,050
                                   -------     -------     -------
Deferred tax expense (benefit):
  Federal........................   (1,826)      2,384      (2,378)
  State..........................     (417)        437        (506)
                                   -------     -------     -------
    Total........................   (2,243)      2,821      (2,884)
                                   -------     -------     -------
    Total income tax expense.....  $20,556     $20,331     $16,166
                                   =======     =======     ========

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded. Deferred tax assets and liabilities as of December 31, 1997 and 1996 were as follows:

                                                         December 31,
                                                      ------------------
                                                        1997       1996
                                                      ---------  ---------
Deferred tax assets:
  Reserve for loan losses............................  $12,670    $10,855
  Other real estate owned............................      109        144
  Accrued expenses not deducted for tax..............      673        679
  Deferred compensation..............................      188        418
  Accrued retirement benefits........................      946        919
  Acquisition charge.................................    1,045        297
  State tax benefits.................................    1,727      1,370
  Other..............................................      187        560
                                                       -------    -------
    Deferred tax assets..............................   17,545     15,242
                                                       -------    -------
Deferred tax liabilities:
  Prepaid pension assets.............................     (197)      (274)
  Accretion of bond discount.........................     (223)      (146)
  Fixed assets subject to depreciation...............     (208)      (290)
  Mortgage servicing rights..........................   (1,454)    (1,385)
  Other..............................................     (902)      (829)
                                                       -------    -------
  Total deferred tax liabilities.....................   (2,984)    (2,924)
                                                       -------    -------
    Net deferred tax assets..........................   14,561     12,318
Tax effect of adjustment related to available for
sale securities......................................   (2,764)      (601)
                                                       -------    -------
Net deferred tax assets including adjustment.........  $11,797    $11,717
                                                       =======    =======

Deferred tax assets and liabilities are included in other assets and other liabilities, respectively, in the accompanying consolidated statements of condition. Management believes that it is more likely than not that the deferred tax assets will be fully realized, therefore no valuation allowance has been recorded as of December 31, 1997 or 1996.

The differences between the statutory federal income tax rate and the effective tax rate on income for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                            Years ended December 31,
                                            -------------------------
                                            1997      1996      1995
                                            -------------------------
Statutory federal income tax rate........... 35.0%    35.0%     35.0%
  Tax exempt income, net of interest
   expense disallowance..................... (3.5)    (2.6)     (4.2)
  State income tax, net of federal tax
   effect...................................   .6      2.3       1.5
  Other, net................................  2.5      (.9)      1.7
                                             ----      ----      ----
Effective tax rate.......................... 34.6%    33.8%     34.0%
                                             ====     ====      ====

As of December 31, 1997 and 1996, First Midwest's retained earnings includes an appropriation for Citizens Federal's thrift tax bad debt reserves of approximately $2,480 for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings is distributed as a result of the liquidation of First Midwest or its Affiliates, federal and state income taxes would be imposed at the then applicable rates.

13. STOCK OPTION PLANS

1989 Omnibus Stock and Incentive Plan (the "1989 Plan")
In February 1989, the Board of Directors of First Midwest adopted the 1989 Plan which allows for the granting of both incentive and nonstatutory ("nonqualified") stock options, stock appreciation rights, restricted stock, performance units and performance shares to certain key employees. The total number of shares of First Midwest's common stock available for awards under the 1989 Plan as amended may not exceed 2,097 of which 100 shares may be granted in restricted stock.

Since inception of the 1989 Plan, in February of each year certain key employees have been granted nonqualified stock options. The option price is set at the fair market value of First Midwest common stock on the date the options are granted. Except in the case of death or disability of a 1989 Plan participant, after two years following the date of the grant 50% of the options can be exercised with the remaining 50% becoming exercisable three years after the grant date. Upon a change in control of First Midwest, as defined in the 1989 Plan, all options become fully exercisable and non-forfeitable. The options generally may be exercised within a period of ten years following the date of the grant.

Nonemployee Directors Stock Option Plan (the "Directors Plan")

During 1997, the Board of Directors of First Midwest adopted the Directors Plan which provides for the granting of nonqualified options for shares of common stock to outside directors and nonmanagement Board members of the Company. A maximum of 25 nonqualified options for shares of common stock are available for grant under the Directors Plan. The timing, amounts, recipients and other terms of the option grants are determined by the provisions of, or formulas in, the Directors Plan. The exercise price of the options is equal to the fair market value of the common stock on the grant date. All options have a term of ten years from the date of grant and become exercisable one year from the grant dates subject to accelerated vesting in the event of death, disability, or a change in control, as defined in the Directors Plan. Directors elected during the service year are granted options on a pro rata basis to those granted to the directors at the start of the service year.

A combined summary of the nonqualified stock option transactions under the 1989 Plan and Directors Plan for the periods noted are as follows:

                                                           Years ended December 31,
                                     ---------------------------------------------------------------------
                                            1997                     1996                     1995
                                     -------------------      -------------------      -------------------
                                     Shares      Average      Shares      Average      Shares      Average
                                      under     Exercise       under     Exercise       under     Exercise
                                     Options      Price       Options      Price       Options      Price
                                     -------    --------      -------    --------      -------    --------
Outstanding at beginning of year..       950    $  17.83          867    $  16.76          775    $  16.04
Add (deduct):
      Granted.....................       136       32.38          160       22.80          154       20.20
      Canceled....................       (36)      26.22          (19)      19.47          (21)      19.32
      Exercised...................       (78)      15.76          (58)      15.17          (41)      14.17
                                     -------                  -------                  -------
Outstanding at end of year........       972       19.72          950       17.83          867       16.76
                                     =======                  =======                  =======
Exercisable at end of year........       642       16.59          589       15.63          526    $  14.74
                                     =======                  =======                  =======
Average fair value per option for
options granted during the year..............   $   7.67                 $   4.83                 $   5.12
                                                ========                 ========                 ========

The fair value of option awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996, respectively: risk free interest rates of 6.3% and 5.8%; dividend yields of 2.63% and 2.72%; volatility factors of the expected market price of First Midwest common stock of .181 and .167 and a weighted average expected life of the options of 6 years.

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

Effective January 1, 1996, First Midwest adopted FASB No. 123 "Accounting for Stock-Based Compensation" which provided new accounting guidelines governing the treatment of employee stock options granted subsequent to December 31, 1994. As First Midwest continues to account for its Plan in accordance with ABP Opinion 25, as allowed under FASB No. 123, no compensation cost has been recognized in connection with nonqualified stock options granted in any year. Pursuant to FASB No. 123 disclosure requirements, pro forma net income and earnings per share are presented below as if compensation cost for employee stock options was determined under the fair value method and amortized to expense over the options' vesting period.

                                                           Years ended December 31,
                                     ----------------------------------------------------------------------
                                            1997                      1996                     1995
                                     -------------------       --------------------      ------------------
                                                   Pro                       Pro                       Pro
                                     Reported     forma        Reported     forma        Reported     forma
                                     --------    --------      --------    --------      --------    --------
Net Income.......................    $ 38,815    $ 38,407      $ 39,872    $ 39,583      $ 31,404    $ 31,232
                                     ========    ========      ========    ========      ========    ========
Earnings per share...............    $   1.94    $   1.92      $   1.96    $   1.95      $   1.55    $   1.54
                                     ========    ========      ========    ========      ========    ========

14. STOCKHOLDER RIGHTS PLAN

On February 15, 1989, the Board of Directors of First Midwest declared a distribution, paid March 1, 1989, of one right ("Right") for each outstanding share of common stock of First Midwest held on record on March 1, 1989 pursuant to a Rights Agreement dated February 15, 1989. The Rights Agreement was amended and restated on November 15, 1995 and again amended on June 18, 1997, to exclude the SparBank acquisition. As amended, each right entitles the registered holder to purchase from First Midwest one 1/100 of a share of Series A Preferred Stock for a price of $100, subject to adjustment. The Rights will be exercisable only if a person or group has acquired, or announces the intention to acquire, 10% or more of First Midwest's outstanding shares of common stock. First Midwest is entitled to redeem the Rights at $0.01 per Right, subject to adjustment, at any time prior to the earlier of the tenth business day following the acquisition by any person or group of 10% or more of the outstanding shares of First Midwest common stock, or the expiration of the Rights in November, 2005.

As a result of the Rights distribution, 300 of the 1,000 shares of authorized preferred stock were reserved for issuance as Series A Preferred Stock.


15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, First Midwest is a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. All financial instruments are held or issued for purposes other than trading. These instruments include commitments to extend credit, standby letters of credit, commercial letters of credit (collectively "credit commitments"), forward sales agreements, and interest rate swap transactions. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of condition.

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

First Midwest's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit is represented by the contractual amount of those instruments. However, as First Midwest uses the same credit policies in making credit commitments as it does for on-balance sheet instruments, this exposure is minimized due to various collateral requirements in place. Credit commitments whose contractual amounts represent credit risk as of December 31, 1997 are as follows:


                                                Contract
                                                 Amount
                                                ---------
                Commitments to extend credit...  $512,547
                Standby letters of credit......    54,617
                Commercial letters of credit...     1,568
                                                 ========

Of the total $512,547 in commitments to extend credit, $84,274 represent unused home equity lines of credit.

Forward Sales Agreements - First Midwest enters into certain sales contracts for the future delivery of loans at a specified price and date. These contracts, in the form of forward sales agreements, are entered into to limit exposure to fluctuation in interest rates in First Midwest's mortgage loan sales operations. As of December 31, 1997, forward sales agreements totaled $26,650. As part of such loan sales operations, First Midwest generally contracts for the sale of loans without recourse. At December 31, 1997, loans sold with recourse totaled $17,254.

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

First Midwest had interest rate swaps with an aggregate notional amount totaling $342,600 in place, hedging various balance sheet categories, as of December 31, 1997. Further information with respect to these interest rate swap contracts is as follows:

                                                     Weighted                Weighted Average Rate
                                                     Average    Fair Value   ---------------------
                                          Notional  Maturity      as of        Interest  Interest
                                           Amount   (in years)  12/31/97       Received    Paid
                                          --------  ----------  ---------    ---------------------
Type of Interest Rate Swap
--------------------------------------
Receive fixed rate/Pay variable rate....  $142,600    1.63        $1,541        6.43%     5.83%
Basis swaps.............................   200,000     .71          (580)       5.59%     6.13%
                                          ========    ====         =====        ====      ====

The fair value of interest rate swaps is the estimated amount that First Midwest would pay or receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the credit worthiness of the swap counterparties.

16. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Various methodologies and assumptions have been utilized in Management's determination of the estimated fair value of First Midwest's financial instruments which are detailed below. The fair value estimates are made at a discrete point in time based upon relevant market information. Because no market exists for a significant portion of these financial instruments, fair value estimates are based on judgements regarding future expected economic conditions and loss experience and risk characteristics of the financial instruments. These estimates are subjective, involve uncertainties and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used in estimating the fair value of financial instruments:

Cash and Due from Banks, Fed Funds Sold and Other Short-Term Investments - The carrying amount of these short-term instruments is a reasonable estimate of fair value.

Securities Available for Sale and Held to Maturity - The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans - The fair value of loans was estimated using present value techniques by discounting the future cash flows of the remaining maturities of the loans. The discount rate was based on the U.S. Treasury securities yield curve, with rate adjustments for prepayment, liquidity and credit risk. The primary impact of credit risk on the present value of the loan portfolio, however, was accommodated through the use of the reserve for loan losses, which is believed to represent the current fair value of all possible future losses for purposes of the fair value calculation.

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

Interest Rate Swaps - The fair value of interest rate swaps is the estimated amount that First Midwest would pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swap counterparties.

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

The book value and estimated fair value of First Midwest's financial instruments at December 31, 1997 and 1996 are as follows:

                                                    December 31, 1997           December 31, 1996
                                                ------------------------    ------------------------
                                                  Book        Estimated       Book        Estimated
                                                  Value       Fair Value      Value       Fair Value
                                                ----------    ----------    ----------    ----------
Financial Assets:
        Cash and due from banks..............   $  117,974    $  117,974    $  119,162    $  119,162
        Funds sold and other.................
            short-term investments...........       31,055        31,055        23,076        23,076
        Mortgages held for sale..............       26,857        26,857        13,492        13,492
        Securities available for sale........      974,467       974,467       934,829       934,829
        Securities held to maturity..........       20,323        20,694        22,392        22,512
        Loans, net of reserve for loan losses    2,295,908     2,353,849     2,320,023     2,347,608
        Accrued interest receivable..........       26,968        26,968        26,707        26,707
                                                ==========    ==========    ==========    ==========

Financial Liabilities:
        Deposits............................    $2,795,975    $2,840,792    $2,636,939    $2,642,307
        Short-term borrowings...............       438,032       438,913       518,240       518,276
        Accrued interest payable............        15,447        15,447        13,473        13,473
                                                ==========    ==========    ==========    ==========

Off-Balance Sheet Financial Instruments:
        Interest rate swaps.................   $      ----    $      960    $      ---    $     (986)
                                                ==========    ==========    ==========    ==========

17. CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Affiliates in the ordinary course of business at December 31, 1997. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

18. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company:

                            STATEMENTS OF CONDITION
                             (Parent Company only)

                                                                     December 31,
                                                               ------------------------
                                                                  1997          1996
                                                               ----------    ----------
ASSETS:
   Cash and interest-bearing deposits.......................   $    5,690    $   24,925
   Investment in and advances to Affiliates.................      329,958       285,764
   Securities available for sale............................        2,386           970
   Securities held to maturity..............................          ---           100
   Loans, net...............................................        3,823         4,307
   Foreclosed real estate...................................          ---           685
   Other assets.............................................        7,602         9,122
                                                               ----------    ----------
        Total assets........................................   $  349,459    $  325,873
                                                               ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accrued expenses and other liabilities......................   $   11,947    $   13,430
Stockholders' equity........................................      337,512       312,443
                                                               ----------    ----------
        Total liabilities and stockholders' equity..........   $  349,459    $  325,873
                                                               ============  ==========

                                                 Statements of Income
                                                (Parent Company only)

                                                                                            Years ended December 31,
                                                                                          ----------------------------
                                                                                            1997      1996      1995
                                                                                          --------   -------   -------
Income:
  Dividends from Affiliates.............................................................  $ 33,411   $30,771   $26,107
  Interest income.......................................................................     1,554     1,632     1,086
  Security transactions and other income................................................       202       109       824
                                                                                          --------   -------   -------
    Total income........................................................................    35,167    32,512    28,017
                                                                                          --------   -------   -------
Expenses:
  Salaries and employee benefits........................................................     2,123     1,991     2,777
  Acquisition and restructure charges/(credits).........................................     5,446    (1,316)    3,529
  Other expenses........................................................................     1,478     2,471     2,166
                                                                                          --------   -------   -------
    Total expenses......................................................................     9,047     3,146     8,472
                                                                                          --------   -------   -------
Income before income tax benefit and equity in undistributed
  income of Affiliates..................................................................    26,120    29,366    19,545
Income tax benefit......................................................................     2,016     1,184     1,796
                                                                                          --------   -------   -------
Income before equity in undistributed income of Affiliates..............................    28,136    30,550    21,341
Equity in undistributed income of Affiliates............................................    10,679     9,322    10,063
                                                                                          --------   -------   -------
    Net income..........................................................................  $ 38,815   $39,872   $31,404
                                                                                          ========   =======   =======

                                               Statements of Cash Flows
                                                (Parent Company only)


                                                                                            Years ended December 31,
                                                                                          ------------------------------
                                                                                            1997       1996       1995
                                                                                          --------   --------   --------
Operating Activities
  Net Income............................................................................  $ 38,815    $39,872    $31,404
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Equity in undistributed income of Affiliates........................................   (10,679)    (9,322)   (10,063)
    Net (increase) decrease in other assets.............................................     1,520         52        (19)
    Net increase (decrease) in accrued expenses and other liabilities...................    (1,483)       113        (28)
                                                                                          --------   --------   --------
    Net cash provided by operating activities...........................................    28,173     30,715     21,294
                                                                                          --------   --------   --------
Investing Activities
  Purchases of securities net of proceeds
    from sale/maturity of securities....................................................    (1,316)      (434)     3,030
  Other assets (purchases) sales........................................................     1,169        219        760
                                                                                          --------   --------   --------
    Net cash provided (used) by investing activities....................................      (147)      (215)     3,790
                                                                                          --------   --------   --------
Financing Activities
  Purchase of treasury stock............................................................   (10,137)   (10,829)      (398)
  Exercise of stock options.............................................................       575        677        289
  Reissuance of treasury stock..........................................................     6,991      2,416      4,053
  Cash dividends........................................................................   (16,825)   (15,022)   (13,278)
  Capital contributions and other advances, and repayments
    (to) from Affiliates................................................................   (27,865)     4,426     (9,264)
                                                                                          --------   --------   --------
  Net cash used by financing activities.................................................   (47,261)   (18,332)   (18,598)
                                                                                          --------   --------   --------
    Increase (decrease) in cash and cash equivalents....................................   (19,235)    12,168      6,486
    Cash and cash equivalents at beginning of year......................................    24,925     12,757      6,271
                                                                                          --------   --------   --------
    Cash and cash equivalents at end of year............................................  $  5,690   $ 24,925   $ 12,757
                                                                                          ========   ========   ========

19.  SUBSEQUENT EVENTS

On January 14, 1998, First Midwest, First Midwest Acquisition Corporation, a wholly owned subsidiary of First Midwest ("Acquisition Corporation") and Heritage Financial Services, Inc. ("Heritage") entered into an Agreement and Plan of Merger ("Merger Agreement") whereby Heritage will be merged with and into Acquisition Corporation (the "Merger"). Pursuant to the Merger Agreement, the transaction will be structured as a tax-free exchange and accounted for as a pooling-of-interests. Each outstanding share of Heritage common stock, no par value, will be converted into .7695 shares of First Midwest common stock.

The Merger is conditioned upon, among other things, approval by the shareholders of both First Midwest and Heritage, and receipt of customary regulatory approvals. The Merger Agreement has been approved by the Boards of Directors of both companies. In conjunction with the approval of the Merger Agreement, Heritage's Board of Directors rescinded the balance of its stock repurchase program authorized in June 1996. It is anticipated that the acquisition will be consummated in the late second quarter of 1998.

Incident to the entry into the Merger Agreement, Heritage and First Midwest executed a Stock Option Agreement (the "Option Agreement") pursuant to which Heritage granted First Midwest an option to acquire up to 2,400 common shares (representing 19.9% of Heritage's common shares) at a price of $21.25 per share subject to certain terms and conditions set forth in the Option Agreement.


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE

          Information regarding changes in First Midwest's independent auditors during 1996 is contained in the Registrant's Joint Proxy Statement/Prospectus for the 1998 Annual Meeting of Stockholders of First Midwest, which is incorporated herein by reference.

                                   PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information regarding the Directors and Executive Officers of First Midwest, their family relationships and their business experience is contained in the Registrant's Joint Proxy Statement/Prospectus for the 1998 Annual Meeting of Stockholders of First Midwest which is incorporated herein by reference.

                        ITEM 11. EXECUTIVE COMPENSATION

          Information regarding compensation of the Executive Officers of First Midwest is contained in the "Executive Officers and Executive Compensation" section of the Registrant's Joint Proxy Statement/Prospectus for the 1998 Annual Meeting of Stockholders of First Midwest, which is incorporated herein by reference.

The Compensation Committee's Report on Executive Compensation contained in the "Executive Compensation" section of the Registrant's Joint Proxy
Statement/Prospectus shall not be deemed incorporated by reference by any general statement incorporating by reference the Registrant's Joint Proxy Statement/Prospectus into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent First Midwest specifically incorporates this information by reference, and shall not otherwise be deemed "filed" under such Acts.


                    ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

          Information regarding security ownership of certain beneficial owners and management is contained in the Registrant's Joint Proxy Statement/Prospectus for the 1998 Annual Meeting of Stockholders of First Midwest, which is incorporated herein by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Information regarding certain relationships and related transactions of First Midwest is contained in the Registrant's Joint Proxy Statement/Prospectus for the 1998 Annual Meeting of Stockholders of First Midwest, which is incorporated herein by reference.



                                    PART IV

             ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                              REPORTS ON FORM 8-K

(a) The following exhibits, financial statements and financial statement schedules are filed as part of this report:

                              FINANCIAL STATEMENTS

    Consolidated Statements of Condition - December 31, 1997 and 1996

    Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

    Notes to Consolidated Financial Statements

    Reports of Independent Auditors

                         FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been omitted from this Annual Report because the required information is presented in the consolidated financial statements or in the notes thereto, the amounts involved are not significant, or the required subject matter is not applicable.

                                   EXHIBITS

     See Exhibit Index appearing on page 67.

(b) Reports on Form 8-K - Reports on Form 8-K were filed during the period covered by this report as follows:


      (1) On October 2, 1997, First Midwest filed a report on Form 8-K announcing the consummation of the acquisition of SparBank, Incorporated.

      (2) On November 17, 1997, First Midwest filed a report on Form 8-K announcing 30 days combined results due to the acquisition of SparBank, Incorporated on October 1, 1997.

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

  Management depends upon First Midwest's system of internal controls in meeting its responsibilities for reliable financial statements. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with Management's authorization. Judgments are required to assess and balance the relative cost and the expected benefits of these controls. As an integral part of the system of internal controls, First Midwest relies upon a professional staff of Internal Auditors who conduct operational, financial, and special audits, and coordinate audit coverage with the Independent Auditors.

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



ROBERT P. O'MEARA                                 DONALD J. SWISTOWICZ

Robert P. O'Meara                                 Donald J. Swistowicz
President and Chief Executive Officer             Executive Vice President -
                                                  Chief Financial and
                                                  Accounting Officer

January 21, 1998

Reports of Independent Auditors

The Board of Directors and Stockholders
First Midwest Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of First Midwest Bancorp, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 financial staements of SparBank, Incorporated, which statements reflect total assets consistuting 12.7% of the consolidated financial statement totals and which reflect net income constituting 15.4% of the consolidated financial staement totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for SparBank, Incorporated, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and, for 1996, the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, in 1996, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Midwest Bancorp, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the two year period ended December 31, 1997, in conformity with generally accepted accounting principles.

We also have audited, as to combination only, the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows of First Midwest Bancorp, Inc. for the year ended December 31, 1995. As described in
Note 2, these statements have been combined from the consolidated statements of First Midwest Bancorp, Inc. and SparBank, Incorporated (which statements are not presented separately herein). The reports of the other auditors who have audited these statements appear elsewhere herein. In our opinion, the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 1995, have been properly combined on the basis described in Note 2.

ERNST & YOUNG LLP

Ernst & Young LLP
Chicago, Illinois
January 20, 1998


The Board of Directors and Stockholders of First Midwest Bancorp, Inc.:

We have audited the consolidated statement of condition of First Midwest Bancorp, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the one-year period ended December 31, 1995. These financial statements are the responsibility of First Midwest Bancorp, Inc's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

KPMG Peat Marwick LLP
Chicago, Illinois
January 19, 1996

Report of Independent Auditors

Board of Directors and Stockholders
SparBank, Incorporated and Subsidiary


We have audited the consolidated balance sheet of SparBank, Incorporated and Subsidiary as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of SparBank, Incorporated's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SparBank, Incorporated and Subsidiary as of December 31, 1996 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP

Grant Thornton LLP
Chicago, Illinois
May 23, 1997

                                 EXHIBIT INDEX
Exhibit
Number                 Description of Documents
------                 ------------------------

2.1 Agreement and Plan of Merger, dated January 14, 1998, by and between First Midwest Bancorp, Inc., First Midwest Acquisition Corporation and Heritage Financial Services, Inc. is incorporated herein by reference to
       Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on January 23, 1998.

2.2 Stock Option Agreement, dated January 14, 1998, between Heritage Financial Services, Inc. (as Issuer) and First Midwest Bancorp, Inc. (as Grantee) is incorporated herein by reference to Exhibit 2.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on January 23, 1998.

2.3 Agreement of Affiliates dated January 14, 1998, between First Midwest and certain of the directors and executive officers of Heritage Financial Services, Inc.

3 Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3 to the Quarterly Report on Form 10-Q dated March 31, 1996.

3.1    Restated By-laws of the Company is incorporated herein by reference to
       Exhibit 3.1 to the Company's Annual Report on Form 10-K dated December 31, 1994.

4 Amended and Restated Rights Agreement, Form of Rights Certificate and Designation of Series A Preferred Stock of the Company, dated November 15, 1995, is incorporated herein by reference to Exhibits (1) through (3) of the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 21, 1995.

4.1 First Amendment to Rights Agreements, dated June 18, 1997, is incorporated herein by reference to Exhibit 4 of First Midwest's Amendment No. 2 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 30, 1997.

10 1989 Omnibus Stock and Incentive Plan of the Company is incorporated herein by reference to Exhibit A which was filed with the Company's Proxy Statement dated May 9, 1989.

10.1 First and Second Amendments to 1989 Omnibus Stock and Incentive Plan are incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q dated June 30, 1996.

10.2 Third, Fourth and Fifth Amendments to 1989 Omnibus Stock and Incentive Plan are incorporated herein by reference to Exhibit 10 to the Company's Registration Statement on Form S-8 (Registration No. 333-42273), filed with the Securities and Exchange Commission on December 15, 1997.

10.3   Sixth Amendment to 1989 Omnibus Stock and Incentive Plan.

10.4   Nonemployee Directors' Stock Option Plan.

10.5   Nonqualified Stock Option-Gain Deferral Plan.

10.6 Deferred Compensation Plan for Nonemployee Directors is incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 33-34007), filed with the Securities and Exchange Commission on March 23, 1990.

10.7   Restated Nonqualified Retirement Plan.

10.8 Form of Letter Agreement for Nonqualified Stock Options Grant executed between the Company and executive officers of the Company pursuant to the Company's Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K dated December 31, 1991.

10.9 Form of Letter Agreement for Nonqualified Stock Options Grant executed between the Company and directors of the Company pursuant to the Company's Nonemployee Directors' Stock Option Plan.

10.10 Form of Indemnification Agreements executed between the Company and executive officers and directors of the Company is incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K dated December 31, 1991.

10.11 Form of Employment Agreements executed between the Company and certain executive officers of the Company.

10.12 Form of Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K dated December 31, 1991.

10.13 Form of Amendment to Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K dated December 31, 1992.

10.14 Form of Right of First Refusal Agreement executed between the Company and certain Shareholders of the Company is incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K dated December 31, 1994.

10.15 Investment Agreement dated June 18, 1997 between the Company and all of the Stockholders of SparBank, Incorporated is incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-37809), filed with the Securities and Exchange Commission on October 14, 1997.

11 Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is described in Note 1 of the Company's Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this document.

13     Quarterly Report to Security Holders for the quarter ended December 31,
       1997.

21     Subsidiaries of the Registrant.

23     Consents of Experts and Counsel.

27     Financial Data Schedule.

-----------

Exhibits 10 through 10.13 are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to item 14(a)3.

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

                                       FIRST MIDWEST BANCORP, INC.
                                               Registrant


                             By             ROBERT P. O'MEARA
                                 -----------------------------------------
                                            Robert P. O'Meara
                                 President and Principal Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities on March 2, 1998.

            Signature
            ---------


                                      Chairman of the Board of Directors
---------------------------------
   Clarence D. Oberwortmann

     /s/ ANDREW B. BARBER             Vice Chairman of the Board of Directors
---------------------------------
         Andrew B. Barber

     /s/ ROBERT P. O'MEARA            President, Principal Executive Officer
---------------------------------       and Director
         Robert P. O'Meara

       /s/ JOHN M. O'MEARA            Executive Vice President, Principal
---------------------------------       Operating Officer and Director
           John M. O'Meara

     /s/ DONALD J. SWISTOWICZ         Executive Vice President -- Principal
---------------------------------       Financial and Accounting Officer
         Donald J. Swistowicz

      /s/ VERNON A. BRUNNER           Director
---------------------------------
          Vernon A. Brunner

      /s/ WILLIAM J. COWLIN           Director
---------------------------------
          William J. Cowlin

      /s/ BRUCE S. CHELBERG           Director
---------------------------------
          Bruce S. Chelberg

      /s/ O. RALPH EDWARDS            Director
---------------------------------
          O. Ralph Edwards

      /s/ JOSEPH W. ENGLAND           Director
---------------------------------
          Joseph W. England

      /s/ THOMAS M. GARVIN            Director
---------------------------------
          Thomas M. Garvin

   /s/ J. STEPHEN VANDERWOUDE         Director
---------------------------------
       J. Stephen Vanderwoude