Form 10-K/A
period 1997-12-31
FIRST MIDWEST BANCORP INC
filed 1998-03-05
CIK 702325

================================================================================

SECURITIES AND EXCHANGE COMMISSION
FORM 10-K/A
Amendment No. 1
Washington, D.C. 20549

(Mark One)

[X] Amendment to Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 31, 1997

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

The undersigned registrant hereby amends Item 14 of Part IV of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 to correct the language in the report of the Registrant's independent auditors for the audited financial statements for the year ended December 31, 1995.



Report of Independent Auditors

The Board of Directors and Stockholders
First Midwest Bancorp, Inc.:

We have audited the consolidated statements of income, changes in stockholders' equity, and cash flows (which statements are not presented herein) for the year ended December 31, 1995. These financial statements are the responsibility of First Midwest Bancorp, Inc's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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



                                          First Midwest Bancorp, Inc.
                                     -------------------------------------
                                                 (Registrant)



Date: March 4, 1998                           DONALD J. SWISTOWICZ
                                     -------------------------------------
                                              Donald J. Swistowicz
                                            Executive Vice President