Form 10-Q
period 1998-03-31
FIRST MIDWEST BANCORP INC
filed 1998-05-14
CIK 702325

-----------------------------------------------------------------------------

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended MARCH 31, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
        to                                                  ---------------
           ---------------

COMMISSION FILE NUMBER 0-10967
-----------------------------------------------------------------------------



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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 11, 1998, 20,101,396 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.


                     Exhibit Index is located on page 18.

                         FIRST MIDWEST BANCORP, INC.

                                  FORM 10-Q

                              TABLE OF CONTENTS







PART I. FINANCIAL INFORMATION                                          PAGE
                                                                       ----
     Item 1. Financial Statements

         Consolidated Statements of Condition.........................   3

         Consolidated Statements of Income............................   4

         Consolidated Statements of Cash Flows........................   5

         Notes to Consolidated Financial Statements...................   6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................  10


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.........................  17

                        PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                         FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CONDITION
                            (Amounts in thousands)

                                                                                           MARCH 31,     DECEMBER 31,
                                                                                           1998 (1)         1997 (2)
                                                                                      ----------------  --------------
ASSETS
   Cash and due from banks............................................................ $      133,498   $      117,974
   Federal funds sold and other short term investments................................          7,666           31,055
   Mortgages held for sale............................................................         44,365           26,857
   Securities available for sale, at market value.....................................      1,072,764          974,467
   Securities held to maturity, at amortized cost ....................................         26,720           20,323
   Loans .............................................................................      2,282,947        2,333,252
   Reserve for loan losses............................................................        (35,822)         (37,344)
                                                                                       ---------------  ---------------
   Net loans..........................................................................      2,247,125        2,295,908

   Premises, furniture and equipment..................................................         58,807           59,219
   Accrued interest receivable........................................................         27,129           26,968
   Investment in corporate owned life insurance.......................................         50,485            --
   Other assets.......................................................................         60,388           61,402
                                                                                       ---------------  --------------
   TOTAL ASSETS....................................................................... $    3,728,947   $    3,614,173
                                                                                       ===============  ==============

LIABILITIES
   Demand deposits.................................................................... $      487,809   $      472,868
   Savings deposits...................................................................        355,505          348,746
   NOW accounts.......................................................................        304,045          318,413
   Money market deposits..............................................................        285,731          286,189
   Time deposits......................................................................      1,367,077        1,369,759
                                                                                       ---------------  --------------
   Total deposits.....................................................................      2,800,167        2,795,975

   Short-term borrowings..............................................................        548,345          438,032
   Accrued interest payable...........................................................         14,620           15,447
   Other liabilities..................................................................         26,560           27,207
                                                                                       ---------------  --------------
   TOTAL LIABILITIES..................................................................      3,389,692        3,276,661
                                                                                       ---------------  --------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value: 1,000 shares authorized, none issued................              --           --
   Common stock, $.01 par value: 30,000 shares authorized; 20,664 and 20,737 shares issued at March 31, 1998 and December 31, 1997, respectfully; 20,088 and
      20,072 outstanding at March 31, 1998 and December 31, 1997, respectively........            201              201
   Additional paid-in capital.........................................................         62,901           63,049
   Retained earnings..................................................................        288,675          281,770
   Accumulated other comprehensive income.............................................          1,191            6,644
   Treasury stock, at cost: 576 and 665 shares at March 31, 1998
      and December 31, 1997, respectively.............................................        (13,713)         (14,152)
                                                                                       ---------------  ---------------
   TOTAL STOCKHOLDERS' EQUITY.........................................................        339,255          337,512
                                                                                       ---------------  --------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................... $    3,728,947   $    3,614,173
                                                                                       ===============  ==============

   ------------------------------------


See notes to consolidated financial statements.
(1)   Unaudited
(2)   Audited - See December 31, 1997 Form 10-K for Auditors' Report.

                         FIRST MIDWEST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share data)


                                                                                                 THREE MONTHS ENDED
                                                                                                    MARCH 31, (1)
                                                                                                1998            1997
                                                                                            ------------    ------------
INTEREST INCOME
Loans...................................................................................... $     51,957    $     51,022
   Securities available for sale...........................................................       15,360          14,031
Securities held to maturity................................................................          334             352
Funds sold and other short-term investments................................................          856             391
                                                                                            ------------    ------------
   TOTAL INTEREST INCOME...................................................................       68,507          65,796
                                                                                            ------------    ------------

INTEREST EXPENSE
Deposits...................................................................................       25,565          25,858
Short-term borrowings......................................................................        6,353           4,569
                                                                                            ------------    ------------
   TOTAL INTEREST EXPENSE..................................................................       31,918          30,427
                                                                                            ------------    ------------

   NET INTEREST INCOME.....................................................................       36,589          35,369

PROVISION FOR LOAN LOSSES..................................................................        1,118           2,108
                                                                                            ------------    ------------

   Net interest income after provision for loan losses.....................................       35,471          33,261
                                                                                            ------------    ------------

NONINTEREST INCOME
Service charges on deposit accounts........................................................        2,901           2,860
Trust and investment management fees income................................................        2,171           1,900
Other service charges, commissions and fees................................................        1,700           1,730
Mortgage banking revenues..................................................................        1,682           1,451
Security (losses) gains, net...............................................................          (40)            362
Other income...............................................................................        1,357           1,031
                                                                                            ------------    ------------
   TOTAL NONINTEREST INCOME................................................................        9,771           9,334
                                                                                            ------------    ------------

NONINTEREST EXPENSE
Salaries and wages.........................................................................       12,102          11,257
Retirement and other employee benefits.....................................................        2,972           3,082
Occupancy expense of premises..............................................................        2,192           2,254
Equipment expense..........................................................................        1,725           1,669
Computer processing expense................................................................        1,976           1,783
Advertising and promotions.................................................................        1,095             945
Professional services......................................................................        1,445             920
Other expenses.............................................................................        4,937           4,528
                                                                                            ------------    ------------
   TOTAL NONINTEREST EXPENSE...............................................................       28,444          26,438
                                                                                            ------------    ------------

Income before income tax expense...........................................................       16,798          16,157
Income tax expense.........................................................................        5,356           5,748
                                                                                            ------------    ------------
   Net Income.............................................................................. $     11,442    $     10,409
                                                                                            ============    ============

PER SHARE DATA
   Basic Earnings per share................................................................ $        .57    $        .52
   Diluted Earnings per share.............................................................. $        .56    $        .52
   Cash dividends declared per share....................................................... $       .225    $        .20
   Weighted average shares outstanding.....................................................       20,077          19,998
   Weighted average diluted shares outstanding.............................................       20,345          20,181
                                                                                            ============    ============

------------------------------------
See notes to consolidated financial statements.
(1)   Unaudited

                         FIRST MIDWEST BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                                               THREE MONTHS ENDED
                                                                                                  MARCH 31, (1)
                                                                                               1998           1997
                                                                                          -------------   ------------
OPERATING ACTIVITIES
   Net income...........................................................................  $      11,442   $     10,409
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses.........................................................          1,118          2,108
      Provision for depreciation and amortization.......................................          1,766          1,723
      Net (accretion of discount) amortization of premium of securities ................          2,959           (346)
      Net losses (gains) on securities available for sale from securities...............             40           (362)
      Net (gains) losses on sales of premises, furniture and equipment..................             (4)          (171)
      Net increase (decrease) in deferred income taxes..................................          1,190           (698)
      Net amortization of purchase accounting adjustments, goodwill,
        and other intangibles...........................................................          1,008            575

      Changes in operating assets and liabilities:
        Net (increase) decrease in loans held for sale..................................        (17,508)         6,006
        Net (increase) decrease in accrued interest receivable..........................           (161)         3,573
        Net decrease  in other assets...................................................          1,611          7,784
        Net (increase) in corporate owned life insurance................................        (50,485)           --
        Net (decrease) in accrued interest payable......................................           (827)          (298)
        Net (decrease) in other liabilities.............................................           (647)       (69,277)
                                                                                          -------------   ------------
           NET CASH (USED) BY OPERATING ACTIVITIES......................................        (48,498)       (38,974)
                                                                                          -------------   ------------

INVESTING ACTIVITIES Securities available for sale:
   Proceeds from sales..................................................................         90,520        122,541
   Proceeds from maturities, calls and paydowns.........................................         78,291         82,451
   Purchases............................................................................       (279,046)      (128,196)
Securities held to maturity:
   Proceeds from maturities, calls and paydowns.........................................            411          2,178
   Purchases............................................................................         (6,808)          (464)
Loans made to customers, net of principal collected.....................................         47,530         24,598
Proceeds from sales of foreclosed real estate...........................................            827             94
Proceeds from sales of premises, furniture and equipment................................             99            102
Purchases of premises, furniture and equipment..........................................         (1,449)        (2,320)
                                                                                          -------------   ------------
   NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES.....................................        (69,625)       100,984
                                                                                          -------------   ------------

FINANCING ACTIVITIES
Net increase in deposit accounts........................................................          4,192          1,508
Net increase (decrease) in short-term borrowings........................................        110,313        (47,470)
Purchases of treasury stock.............................................................            --          (7,687)
Sales and issuance of treasury stock....................................................              1            --
Cash dividends..........................................................................         (4,539)        (3,328)
Exercise of stock options...............................................................            291          1,014
                                                                                          -------------   ------------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES.....................................        110,258        (55,963)
                                                                                          -------------   ------------
   Net (decrease) increase in cash and cash equivalents.................................         (7,865)         6,047
   Cash and cash equivalents at beginning of period.....................................        149,029        142,238
                                                                                          -------------   ------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................................  $     141,164   $    148,285
                                                                                          =============   ============

Supplemental disclosures:
   Interest paid to depositors and creditors............................................  $      32,745   $     30,726
   Income taxes paid....................................................................            250          1,530
   Non-cash transfers to foreclosed real estate from loans..............................            135          1,209
                                                                                          =============   ============

See notes to consolidated financial statements.
(1)   Unaudited

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of First Midwest Bancorp, Inc. ("First Midwest") have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires Management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In addition, certain reclassifications have been made to the 1997 data to conform to the 1998 presentation. For further information with respect to significant accounting policies followed by First Midwest in the preparation of its consolidated financial statements, refer to First Midwest's Annual Report on Form 10-K for the year ended December 31, 1997.

On October 1, 1997, First Midwest acquired SparBank, Incorporated ("SparBank"), whose principal subsidiary was McHenry State Bank ("MSB"), in a transaction accounted for as a pooling of interests. Accordingly, prior period financial statements and other financial disclosures have been restated as if the combining entities has been consolidated for all periods presented.

EARNINGS PER SHARE - Effective December 31, 1997, First Midwest adopted Financial Accounting Standards Board ("FASB") Statement No. 128 ("FASB No. 128"), "Earnings Per Share" which establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with earnings per common share ("basic EPS") which is computed by dividing net income by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Further, FASB No. 128 requires additional disclosures including dual presentation of basic and diluted EPS on the face of the Statement of Income for all periods presented. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. First Midwest's potential common shares represent shares issuable under its stock option plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period. In accordance with FASB No. 128, First Midwest has restated all prior period earnings per share. Further disclosures are presented in Note 8: Earnings Per Common Share.

NEW ACCOUNTING PRONOUNCEMENT

In June 1997, the FASB issued Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("FASB No. 131") which establishes standards for public companies to report certain financial information about operating segments in interim and annual financial statements. Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by company management in deciding how to allocate resources and assessing performance. The statement also requires public companies to report certain information about their products, services and the geographic areas in which they operate. FASB No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The statement does not need to be applied to interim financial statements in the initial year of its application, but such comparative information will be required in interim statements the second year. At this time, Management is assessing this statement for and has not determined whether the new reporting provisions will require supplemental disclosures by First Midwest. If applicable, however, First Midwest will begin reporting segment information in the 1998 annual consolidated financial statements.

2. ACQUISITION

The acquisition of SparBank was affected through a merger of First Midwest and SparBank, that was structured as a tax-free exchange and accounted for as a pooling-of-interests, and resulted in the issuance of 3,231 shares of First Midwest common stock to SparBank stockholders. As a result of the merger, SparBank's only subsidiary, McHenry State Bank ("MSB"), became a subsidiary of First Midwest. On February 23, 1998, MSB was merged into First Midwest's principal banking subsidiary First Midwest Bank, National Association.

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

                                                                                         March 31,   December 31,
                                                                                           1998          1997
                                                                                         ---------     ---------
Acquisition Expenses:
      Employee severance, outplacement, retirement programs and related cost............ $   1,402     $   1,546
      Contract termination fees and other related costs  ...............................       897           920
      Investment advisor fees ..........................................................         2         1,401
      Legal, accounting and other professional fees ....................................       624         1,264
      Other.............................................................................        72           315
                                                                                         ----------    ---------
                                                                                         $    2,997    $   5,446
                                                                                         ==========    =========

During the first quarter of 1998, the acquisition reserve was reduced by $2,449 with $2,039 of the reduction related to payments for investment advisor, legal and other professional fees. Association.

3. PENDING ACQUISITION

On January 14, 1998, First Midwest, First Midwest Acquisition Corporation, a wholly owned subsidiary of First Midwest ("Acquisition Corporation") and Heritage Financial Services, Inc. ("Heritage") entered into an Agreement and Plan of Merger ("Merger Agreement") whereby Heritage will be merged with and into Acquisition Corporation (the "Merger"). Pursuant to the Merger Agreement, the transaction will be structured as a tax-free exchange and accounted for as a pooling-of-interests. Each outstanding share of Heritage common stock, no par value, will be converted into .7695 shares of First Midwest common stock. A one-time, pre-tax acquisition charge in the approximate amount of $15.4 million will be taken in the quarter that the transaction is closed.

The Merger is conditioned upon, among other things, approval by the shareholders of both First Midwest and Heritage on the issues put forth in the Joint Proxy/Prospectus of First Midwest and Heritage dated April 28, 1998 and to be voted upon at the June 17, 1998 Shareholders' meetings of both companies. The Merger Agreement has been approved by the Boards of Directors of both companies and the Merger has received all regulatory approvals. In conjunction with the approval of the Merger Agreement, Heritage's Board of Directors rescinded the balance of its stock repurchase program authorized in June 1996. It is anticipated that the acquisition will be consummated early in the third quarter of 1998.

Incident to the entry into the Merger Agreement, Heritage and First Midwest executed a Stock Option Agreement (the "Option Agreement") pursuant to which Heritage granted First Midwest an option to acquire up to 2,400 common shares (representing 19.9% of Heritage's common shares) at a price of $21.25 per share subject to certain terms and conditions set forth in the Option Agreement.

The pro forma consolidated statements of condition and income of First Midwest and Heritage as of, and for the quarter ended, March 31, 1998 is included as
Exhibit 99 to this Form 10-Q.

4.  SECURITIES

SECURITIES AVAILABLE FOR SALE - The amortized cost and market value of securities available for sale at March 31, 1998 and December 31, 1997 are as follows:

                                                              Securities Available for Sale
                                ------------------------------------------------------------------------------------------
                                                March 31, 1998                             December 31, 1997
                                --------------------------------------------   -------------------------------------------
                                               Gross      Gross                             Gross      Gross
                                  Amortized  Unrealized Unrealized   Market    Amortized  Unrealized Unrealized   Market
                                     Cost      Gains     Losses      Value       Cost       Gains      Losses      Value
                                -----------  ---------  ---------  ----------   --------- ---------  ---------   ---------
U.S. Treasury securities....... $   110,490  $     315  $      (1) $ 110,804   $  122,557 $     394  $      (7)  $ 122,944
U.S. Agency securities.........      37,814         91        --      37,905       62,183        87         --      62,270
Mortgage-backed securities.....     763,588        770     (8,524)   755,834      632,854     2,664     (1,063)    634,455
State and municipal securities      154,606      9,294        (19)   163,881      142,616     8,793         (1)    151,408
Other securities...............       4,313         27       --         4,340       3,364        26         --       3,390
                                -----------  ---------  ---------  ----------   --------- ---------  ---------   ---------
   Total....................... $ 1,070,811  $  10,497  $  (8,544) $1,072,764   $ 963,574 $  11,964  $  (1,071)  $ 974,467
                                ===========  =========  =========  ==========   ========= =========  =========   =========

SECURITIES HELD TO MATURITY - The amortized cost and market value of securities held to maturity at March 31, 1998 and December 31, 1997 are as follows:

                                                                 Securities Held to Maturity
                                ------------------------------------------------------------------------------------------
                                                March 31, 1998                             December 31, 1997
                                --------------------------------------------   -------------------------------------------
                                               Gross      Gross                             Gross      Gross
                                  Amortized  Unrealized Unrealized   Market    Amortized  Unrealized Unrealized   Market
                                     Cost      Gains     Losses      Value       Cost       Gains      Losses      Value
                                -----------  ---------  ---------  ----------   --------- ---------  ---------   ---------
U.S. Treasury securities......  $     874    $       6  $     (1)  $     879   $   1,099 $       5  $     --     $  1,104
State and municipal securities      5,803          311        --       6,114       5,912       347        --        6,259
Other securities..............     20,043           24        --      20,067      13,312        19        --       13,331
                                ---------    ---------  ---------  ---------   --------- ---------  ---------    --------
   Total......................  $  26,720    $     341  $     (1)  $  27,060   $  20,323 $     371  $     --     $ 20,694
                                =========    =========  =========  =========   ========= =========  =========    ========

5. LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:

                                                             March 31,         December 31,
                                                               1998                1997
                                                         ---------------      ---------------
    Commercial and industrial..........................  $       569,890      $       571,128
    Agricultural.......................................           39,272               39,014
    Direct home equity ................................          178,328              173,730
    Other direct installment...........................           82,554               91,499
    Indirect installment...............................          372,865              386,226
    Real estate - 1-4 family...........................          217,778              231,151
    Real estate - commercial ..........................          680,049              701,411
    Real estate - construction ........................          127,572              117,102
    Other..............................................           14,639               21,991
                                                         ---------------      ---------------
    Total..............................................  $     2,282,947      $     2,333,252
                                                         ===============      ================

6.  RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

Transactions in the reserve for loan losses for the three months ended March 31, 1998 and 1997 are summarized below:

                                                                             Three months ended,
                                                                                   March 31,
                                                                           ----------------------
                                                                             1998          1997
                                                                           --------      --------
Balance at beginning of period..........................................   $ 37,344      $ 32,202
Provision for loan losses...............................................      1,118         2,108
  Loans charged-off.....................................................     (3,455)       (3,071)
  Recoveries of loans previously charged-off............................        815         4,606
                                                                           --------      --------
         Net loan (charge-offs)/recoveries                                   (2,640)        1,535
                                                                           --------      --------
Balance at end of period................................................   $ 35,822      $ 35,845
                                                                           ========      ========

Information with respect to impaired loans at March 31, 1998 and 1997 is provided below:

                                                                                  March 31,
                                                                           ----------------------
                                                                             1998          1997
                                                                           --------      --------
Recorded Investment in Impaired Loans:
  Recorded investment requiring specific loan loss reserves (1).........   $  7,253      $  3,327
  Recorded investment not requiring specific loan loss reserves.........      8,225        10,355
                                                                           --------      --------
      Total recorded investment in impaired loans.......................   $ 15,478      $ 13,682
                                                                           ========      ========
Specific loan loss reserve related to impaired loans....................   $  2,975      $  2,113
                                                                           ========      ========

(1) These impaired loans require a specific reserve allocation because the value of the loans are less than the recorded investments in the loans.

For the three months ended March 31, 1998 and 1997, the average recorded investment in impaired loans was approximately $12,746 and $14,293, respectively.

7.  COMPREHENSIVE INCOME

Effective January 1, 1998, First Midwest adopted FASB Statement No. 130, "Reporting Comprehensive Income" ("FASB No. 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of income and all other revenues, expenses, gains and losses, that, under generally accepted accounting principles, bypass reported net income. FASB No. 130 requires First Midwest's unrealized gains or losses (net of tax) on securities available for sale to be included in other comprehensive income, which, prior to adoption, were reported separately in stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of FASB No. 130.

The components of comprehensive income, net of related taxes, for the three months ended March 31, 1998 and 1997 are as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      ---------------------
                                                                                        1998         1997
                                                                                      --------     --------
Net income........................................................................... $ 11,442     $ 10,409
Unrealized gains (losses) on securities, net of reclassification adjustment..........   (5,453)      (3,437)
                                                                                      --------     --------
              Comprehensive income................................................... $  5,989     $  6,972
                                                                                      ========     ========

Disclosure of Reclassification Amount:
--------------------------------------
Unrealized holding gains (losses) arising during the period.......................... $ (5,568)    $ (3,619)
Less: Reclassification adjustment for (gains) losses  included in net income.........      115          182
                                                                                      --------     --------
              Net unrealized gains (losses) on securities............................ $ (5,453)    $ (3,437)
                                                                                      ========     ========

8.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1998 and 1997.

                                                                         Three Months Ended March 31
                                                                         ---------------------------
                                                                             1998         1997
                                                                            -------      -------
Net Income..............................................................    $11,442      $10,409
                                                                            =======      =======
Weighted average common shares outstanding used in basic
     earnings per share calculation.....................................     20,077       19,998
Diluted effect of employee stock options after application of
     treasury stock method..............................................        268          183
                                                                            -------      -------
Weighted average common shares outstanding adjusted for the
     effect of diluted securities.......................................     20,345       20,181
                                                                            =======      =======
Basic earnings per share................................................    $  0.57      $  0.52
                                                                            =======      =======
Diluted earnings per share .............................................    $  0.56      $  0.52
                                                                            =======      =======


9.  CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business at March 31, 1998. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.


          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for three months ended March 31, 1998 as compared to the same period in 1997. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as First Midwest's 1997 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the full year of 1998.

The consolidated financial statements and financial information for all previously reported periods presented herein have been restated to include First Midwest's October 1997 acquisition of SparBank which was accounted for as a pooling-of-interests. All financial information is presented in thousands, except per share data.

                            SUMMARY OF PERFORMANCE

Net income for the first quarter increased to $11,442 or $.57 per share from last year's first quarter of $10,409 or $.52 per share representing an increase of 10% on a per share basis.

Return on average assets was 1.29% for the first quarter of 1998 as compared to 1.22% for the same quarter in 1997. Return on average stockholders' equity was 13.74% for the first quarter of 1998, as compared to 13.62% for the same 1997 quarter.

                             NET INTEREST INCOME

Net interest income on a tax equivalent basis totaled $37,915 for the first quarter of 1998, representing an increase of $1,403 or 4% over the year-ago quarter totaling $36,512. As shown in the Volume/Rate Analysis on page 12, the improvement in net interest income is attributable to increased interest income of $2,894 net of higher interest expense of $1,491. Net interest margin for the first quarter of 1998 decreased to 4.48% as compared to 4.55% for the same period in 1997, but increased as compared to 4.44% in the fourth quarter of 1997. The reduction in net interest margin is primarily due to higher interest costs for paying liabilities.

As shown in the Volume/Rate Analysis, the $2,894 increase in interest income for the quarter is partially attributable to negative volume and positive interest rate variances on the loan portfolio, totaling to a net improvement of $961. The majority of the securities portfolio interest income variance resulted from securities volumes, which increased by $106,582 in the current quarter as compared to the like quarter last year and was partially offset by lower effective rates. Such volume increase resulted from a combination of the decrease in loan volume and the increase in time deposits. The decrease in security rate is the result of the overall low rate environment and its impact on mortgage refinancings generally. As a result of the trend in refinancings, mortgage loan prepayments, and the resulting prepayments on the collateralized mortgage obligation portfolio of mortgage backed securities to increase, the overall yield on investments is lower. The yield reduction has also resulted in a net decrease in the market value of the mortgages backed securities portfolio at March 31, 1998 from December 31, 1997. This decrease is detailed in Note 4 to the consolidated financial statements on page 8 of this Form 10-Q.

The $1,491 increase in interest expense resulted from increases in both volumes of and rates on interest bearing liabilities. A major contributor to the increase in interest expense occurred in higher volumes and rates on time deposits. The increase in volume and rate on time deposits resulted from promotional efforts to attract certain deposit maturities to better match and fund term assets. Short term borrowing balances decreased in the first quarter of 1998 by $30,527 from year ago levels due a shift of funding into time deposits.

VOLUME/RATE ANALYSIS

The table below summarizes the changes in average interest-bearing assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 1998 and 1997. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                      -----------------------------------------------------------------
                                                                                  AVERAGE INTEREST
                                                 AVERAGE BALANCES                 RATES EARNED/PAID
                                      -----------------------------------   ---------------------------
                                                                                               Basis
                                                                Increase/                      Points
                                         1998          1997    (Decrease)    1998     1997    Inc/(Dec)
                                      ----------   ----------  ----------   -----    -----   ----------
Federal funds sold and other          $   21,445   $   15,634   $ 5,811     5.67%    5.76%      (0.09)%
short-term investments............
Mortgages held for sale...........        27,676        8,749     18,927    8.15%    7.83%       0.32%
Securities available for sale (1)        982,011      877,496    104,515    6.46%    6.94%      (0.48)%
Securities held to maturity (1)...        21,656       19,589      2,067    7.06%    8.45%      (1.39)%
Loans, net of unearned
discount (1)......................     2,300,015    2,333,317    (33,302)   9.19%    8.89%       0.30%
                                      ----------   ----------   --------    ----     ----      ------

Total interest-earning assets (1)     $3,352,803   $3,254,785   $98,018     8.34%    8.34%       0.00%
                                      ==========   ==========   ========    ====     ====      ======

Savings deposits..................    $  353,595   $  362,688   $(9,093)    2.66%    2.62%       0.04%
NOW accounts......................       312,698      302,145     10,553    2.38%    2.33%       0.05%
Money market deposits.............       279,126      279,139       (13)    3.64%    3.46%       0.18%
Time deposits.....................     1,359,456    1,270,497     88,959    5.64%    5.55%       0.09%
Short-term borrowings.............       472,190      502,717    (30,527)   5.46%    5.30%       0.16%
                                      ----------   ----------   --------    ----     ----      ------

  Total interest-bearing liabilities  $2,777,065   $2,717,186   $ 59,879    4.66%    4.54%       0.12%
                                      ==========   ==========   ========    ====     ====      ======

Net interest margin/income (1)                                              4.48%    4.55%      (0.07)%
                                                                            ====     ====      ======

                                              THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                      -----------------------------------------------------------
                                                                         INCREASE/(DECREASE) IN
                                                  INTEREST               INTEREST INCOME/EXPENSE
                                               INCOME/EXPENSE                    DUE TO:
                                      -------------------------------  --------------------------

                                                            Increase
                                        1998       1997    (Decrease)  Volume     Rate     Total
                                      -------    -------   ----------  ------    ------    ------
Federal funds sold and other          $   300    $   222    $   78    $   82    $   (4)   $   78
short-term investments............
Mortgages held for sale...........        556        169       387       381         6       387
Securities available for sale (1)      16,507     15,008     1,499     1,751      (252)    1,499
Securities held to maturity (1)...        377        408      (31)        56       (87)     (31)
Loans, net of unearned
discount (1)......................     52,093     51,132       961      (713)    1,674       961
                                      -------    -------    ------    ------    ------    ------

Total interest-earning assets (1)     $69,833    $66,939    $2,894    $1,557    $1,337    $2,894
                                      =======    =======    ======    ======    ======    ======

Savings deposits..................    $ 2,320    $ 2,344    $ (24)    $  (64)   $   40    $ (24)
NOW accounts......................      1,838      1,733       105        61        44       105
Money market deposits.............      2,506      2,379       127         0       127       127
Time deposits.....................     18,902     17,401     1,501     1,234       267     1,501
Short-term borrowings.............      6,352      6,570     (218)      (422)      204     (218)
                                      -------    -------    ------    ------    ------    ------

  Total interest-bearing liabilities  $31,918    $30,427    $1,491    $  809    $  682    $1,491
                                      =======    =======    ======    ======    ======    ======

Net interest margin/income (1)        $37,915    $36,512    $1,403    $  748    $  655    $1,403
                                      =======    =======    ======    ======    ======    ======

(1) Interest income and yields are presented on a tax-equivalent basis.

                              NONINTEREST INCOME

Noninterest income totaled $9,771 for the quarter ended March 31,1998, as compared to $9,334 for the same period in 1997. Exclusive of net security losses which totaled $40 for the three months as compared to net security gains of $362 for the like period in 1997, noninterest income increased by $839 or 9% with most components of operating income contributing to the increase.

Mortgage banking revenues improved $231 as a result of growth in real estate loan originations and their subsequent sale into the secondary market. Originations totaled $110,000 in the first quarter of 1998 compared with $37,000 in the same period of 1997. Growth in trust business produced $271 in higher trust and investment management fees. Other income increased $326 primarily from the investment in corporate owned life insurance revenues.

                             NONINTEREST EXPENSE

Noninterest expense totaled $28,444 for the quarter ended March 31, 1998, increasing by $2,006 or 8% from the same period in 1997.

Salaries and wages and retirement and other employee benefits increased to a combined $15,074 for the first quarter of 1998 from the same period in 1997 for an increase of $735, or 5%. The majority of such increase is attributable to general 4% merit raises effective January 1998 and incentive payments offset by decreases in pension, profit sharing and ESOP expenses.


Occupancy expense decreased to $62 from the first quarter of 1997 due in part to lower utility expenses resulting from a mild Midwest winter.

Equipment expense and computer processing expense increased by $249 or 7% in the first quarter of 1998 as compared to the like period in 1997. Such increase primarily reflects computer conversion costs associated with the MSB merger into First Midwest Bank, N.A.

An increase in professional services of $525 in the first quarter of 1998 resulted from legal and professional fees incurred primarily related to the resolution of litigation on problem loans. Advertising and promotional expenses rose $150 in part due to the MSB consolidation into First Midwest Bank, N. A. and the attendant costs related to customer retention and communication. The $409 increase in other expenses is attributable to a number of categories including supplies and printing, repossession expense, freight and postage, and other miscellaneous losses.

The efficiency ratio for the quarter ended March 31, 1998 was 59.81% as compared to the 1997 first quarter ratio of 57.83%. The 1998 efficiency ratio reflects the assimilation expenses associated with MSB (i.e. computer conversions, advertising, supplies and printing, etc.).

                              INCOME TAX EXPENSE

Income tax expense totaled $5,356 for the quarter ended March 31,1998,dereasing from $5,748 for the same period in 1997 and reflects effective income tax rates of 31.9% and 35.6% respectively. The decrease in effective tax rate is primarily attributable to increases in federal and state tax exempt income in the 1998 quarter.

                NONPERFORMING ASSETS AND 90 DAY PAST DUE LOANS

At March 31, 1998, nonperforming assets totaled $22,802 and loans past due 90 days or more and still accruing interest totaled $9,080. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing, as of the close of the last five calendar quarters:

Nonperforming Assets and                                  1998                            1997
                                                      -----------  -----------------------------------------------------
90 Day Past Due Loans                                  March 31       Dec. 31       Sept. 30      June 30      March 31
----------------------------------------------------  -----------  ------------  -------------  -----------  -----------
Nonaccrual loans....................................  $   19,272   $     10,796   $     11,284  $    13,812  $    15,937
Renegotiated loans..................................         ---            ---            ---          ---          ---
                                                      -----------  ------------   ------------  -----------  -----------
Total nonperforming loans...........................      19,272         10,796         11,284       13,812       15,937
Foreclosed real estate..............................       3,530          4,397          5,035        5,739        6,964
                                                      -----------  ------------   ------------  -----------  -----------
   Total nonperforming assets.......................  $   22,802   $     15,193   $     16,319  $    19,551  $    22,901
                                                      ===========  ============   ============  ===========  ===========
   % of total loans plus foreclosed real estate.....         1.00%         0.65%          0.70%        0.85%        0.98%
                                                      ===========  ============   ============  ===========  ===========
90 days past due loans accruing interest............  $    9,080   $      5,520   $      4,294  $     5,841  $     5,539
                                                      ===========  ============   ============  ===========  ===========

Nonaccrual loans, totaling $19,272 at March 31, 1998 are comprised of commercial and agricultural loans (67%), real estate loans (26%) and consumer loans (7%). The increase in nonaccrual loans in the first quarter of 1998 is attributable to 2 commercial loan customers, each comprising approximately one-half of the increase. Foreclosed real estate, totaling $3,530 at March 31, 1998, primarily represents commercial real estate properties.

First Midwest's disclosure with respect to impaired loans is contained in Note 6 to the consolidated financial statements, located on page 8.

                    PROVISION AND RESERVE FOR LOAN LOSSES

Transactions in the reserve for loan losses during the three months ended March 31, 1998 and 1996 are summarized in the following table:

                                                                                    Three months ended
                                                                                          March 31,
                                                                                    ------------------
                                                                                      1998      1997
                                                                                    --------  --------
   Balance at beginning period..................................................... $ 37,344  $ 32,202
       Provision for loan process..................................................    1,118     2,108

       Loans charged of............................................................   (3,455)   (3,071)
       Recoveries of loans previously charged-off..................................      815     4,605
                                                                                    --------  --------
         Net loan (charge-offs)/recoveries.........................................   (2,640)    1,534
                                                                                    --------  --------
   Balance at end of period........................................................ $ 35,822  $ 35,844
                                                                                    ========  ========

The provision for loan losses charged to operating expense for the first quarter of 1998 totaled $1,118 as compared to $2,108 for the same quarter in 1997. The amount of the provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values, and Management's assessment of current and prospective economic conditions. Loan charge-offs, net of recoveries, for the quarter totaled $2,640, or .47% of average loans in 1998 as compared to 1997 net recoveries of $1,534, or 0.27%. A major component of loan recoveries for the first quarter of 1997 were proceeds totaling $4,050 received in settlement of a 1993 lawsuit related to loans charged off in 1992.

The reserve for loan losses at March 31, 1998 was comprised of three parts: allocated for specific impaired loans, $2,975; allocated for general segments of unimpaired loans, $8,335; and unallocated, $24,512. That part of the reserve allocated for specific impaired loans is discussed in Note 6 to the consolidated financial statements located on page 9. That part of the reserve allocated for unimpaired general loan segments represents First Midwest's best judgement as to potential loss exposure based upon both historical loss trends as well as loan ratings and qualitative evaluations of such segments. The unallocated portion of the reserve is that part not allocated to either a specific loan on which loss is anticipated or allocated to general segments of the unimpaired loan portfolio.

At March 31, 1998, the reserve for loan losses totaled $35,822, or 1.57% of total loans outstanding as compared to $35,844, or 1.54% at March 31, 1997. Such reserve level is considered adequate in relation to the estimated risk of future losses within the loan portfolio.

The distribution of the loan portfolio is presented in Note 5 to the consolidated financial statement located on page 8. The loan portfolio, consists dominantly of loans originated by First Midwest from its primary markets and generally represents credit extension to multi-relationship customers.

                                   CAPITAL

The table below compares First Midwest's capital structure to the minimum capital ratios required by its primary regulator, the Federal Reserve Board ("FRB"). Also provided is a comparison of capital ratios for First Midwest's national banking subsidiary, First Midwest Bank, N.A. ("FMB, N.A."), to its primary regulator, the Office of the Comptroller of the Currency ("OCC)". Both First Midwest and FMB, N.A. are subject to the minimum capital ratios defined by banking regulators pursuant to the FDIC Improvement Act ("FDICIA") and have capital measurements in excess of the levels required by their respective bank regulatory authorities to be considered "well-capitalized" which is the highest capital category established under the FDICIA.

                                                                           As of March 31, 1998
                                          --------------------------------------------------------------------------------------
                                               Bank Holding Company                             National Bank
                                          -----------------------------    -----------------------------------------------------
                                                             Minimum                             Minimum         Minimum Well-
                                             First          Required                            Required          Capitalized
                                            Midwest            FRB            FMB, N.A.            OCC               FDICIA
                                          ------------    -------------    --------------    -------------    ------------------
Tier 1 capital to risk-based assets...          12.04%            4.00%            10.26%            4.00%                 6.00%
Total capital to risk-based assets              13.30%            8.00%            11.51%            8.00%                10.00%
Leverage ratio........................           9.09%            3.00%             7.74%            3.00%                 5.00%
                                          ============    =============    ==============    =============    ==================

                                  DIVIDENDS

First Midwest's strong capital position as well as a result of improved performance from operations has allowed the Board of Directors to increase the quarterly dividend every year since 1993. The following table summarizes the dividend increases declared during the years 1994 through 1997:

                                Quarterly Rate
          Date                     Per Share                 % Increase
    ----------------            --------------               ----------
     November 1997                   $.23                        13%
     November 1996                   $.20                        18%
     February 1996                   $.17                        13%
     February 1995                   $.15                        15%
     February 1994                   $.13                        13%

                          FORWARD LOOKING STATEMENTS

The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-Q contain various "forward looking statements" within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents First Midwest's expectations and benefits concerning future events including, but not limited to, the following: the loan loss reserve levels going forward; Management's assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions.

First Midwest cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business related risks and uncertainties effecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitations, the following: significant fluctuations in market interest rates; limitations on the First Midwest's ability to increase fee-based income without negatively impacting customer relationships and related account balances; operational limitations and costs related to changing technologies; deviations from the assumptions used to evaluate the appropriate level of the reserve for loan losses; and, the trend in mortgage refinancings and the related impact on the yield and market value of the mortgage-backed securities portfolio.

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

                         PART II.  OTHER INFORMATION

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits - See Exhibit Index appearing on page 18.

   (b) Form 8-K - On January 23, 1998, First Midwest filed a report on Form 8-K announcing that First Midwest through a wholly owned subsidiary, entered into an Agreement and Plan of Merger whereby Heritage will be merged with an into a wholly owned subsidiary of the First Midwest. Heritage is a $1.3 billion bank holding company headquartered in Tinley Park, Illinois.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           First Midwest Bancorp, Inc.
                                         -------------------------------

                                               DONALD J. SWISTOWICZ
                                         -------------------------------
Date:  May 12, 1998                            Donald J. Swistowicz
                                             Executive Vice President *


* Duly authorized to sign on behalf of the Registrant.

                                EXHIBIT INDEX



Exhibit                                                         Sequential
Number                    Description of Documents              Page Number
-------                   ------------------------              -----------
  27                      Financial Data Schedule                    19
  99                      Pro forma Financial Statements             21