Form 10-Q
period 1998-06-30
FIRST MIDWEST BANCORP INC
filed 1998-08-12
CIK 702325

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarter ended JUNE 30, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ______________________ to ___________________________

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 11, 1998, 29,756,463 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.


                      Exhibit Index is located on page 19.

                          FIRST MIDWEST BANCORP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                                                            PAGE
                                                                                                                         ----
  Item 1. Financial Statements

     Consolidated Statements of Condition .............................................................................   3

     Consolidated Statements of Income ................................................................................   4

     Consolidated Statements of Cash Flows ............................................................................   5

     Notes to Consolidated Financial Statements .......................................................................   6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .......................  10

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K ............................................................................  18


The financial information included herein reflects First Midwest Bancorp, Inc. stand alone and has not been restated for the acquisition of Heritage Financial Services, Inc. which was consummated on July 1, 1998. See Exhibit 99 to this Form 10-Q for pro forma condensed statements of condition and income as of, and for the quarters and six months ended June 30, 1998 and 1997.

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CONDITION
                            (Amounts in thousands)

                                                                                     JUNE 30,             DECEMBER 31,
                                                                                      1998/(1)/            1997/(2)/
                                                                                 ----------------      ----------------
ASSETS
     Cash and due from banks ..................................................        $  160,248              117,974
     Federal funds sold and other short term investments ......................             7,155               31,055
     Mortgages held for sale ..................................................            42,594               26,857
     Securities available for sale, at market value ...........................         1,126,347              974,467
     Securities held to maturity, at amortized cost ...........................            21,921               20,323
     Loans ....................................................................         2,196,328            2,333,252
     Reserve for loan losses ..................................................           (35,098)             (37,344)
                                                                                    ---------------          ---------
     Net loans ................................................................         2,161,230            2,295,908

     Premises, furniture and equipment ........................................            57,978               59,219
     Accrued interest receivable ..............................................            25,442               26,968
     Investment in corporate owned life insurance .............................            68,304                   --
     Other assets .............................................................            61,007               61,402
                                                                                    ---------------          ---------
     TOTAL ASSETS .............................................................        $3,732,226            3,614,173
                                                                                    ===============          =========

LIABILITIES
     Demand deposits ..........................................................           474,829              472,868
     Savings deposits .........................................................           344,212              348,746
     NOW accounts .............................................................           328,160              318,413
     Money market deposits ....................................................           273,592              286,189
     Time deposits ............................................................         1,416,664            1,369,759
                                                                                    ---------------          ---------
     Total deposits ...........................................................         2,837,457            2,795,975

     Short-term borrowings ....................................................           509,490              438,032
     Accrued interest payable .................................................            12,593               15,447
     Other liabilities ........................................................            26,936               27,207
                                                                                    ---------------          ---------
     TOTAL LIABILITIES ........................................................         3,386,476            3,276,661
                                                                                    ---------------          ---------

SHAREHOLDERS' EQUITY
     Preferred stock, no par value: 1,000 shares authorized, none issued ......                --                   --
     Common stock, $.01 par value: 60,000 shares authorized; 20,737  shares ...
     issued at June 30,1998 and December 31, 1997, 20,129 and  20,072 .........
     outstanding at June 30, 1998 and December 31, 1997, respectively..........               201                  201
     Additional paid-in capital ...............................................            62,482               63,049
     Retained earnings ........................................................           295,969              281,770
     Accumulated other comprehensive income ...................................              (469)               6,644
     Treasury stock, at cost: 609 and 665 shares at June 30, 1998 and .........
       December 31, 1997 respectively .........................................           (12,433)             (14,152)
                                                                                    ---------------          ---------
     TOTAL STOCKHOLDERS' EQUITY ...............................................           345,750              337,512
                                                                                    ---------------          ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................        $3,732,226            3,614,173
                                                                                    ===============          =========

__________________________________________________
See notes to consolidated financial statements.
/(1)/Unaudited
/(2)/Audited - See December 31, 1997 Form 10-K for Auditors' Report.

                          FIRST MIDWEST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)

                                                           QUARTERS ENDED           SIX MONTHS ENDED
                                                           JUNE 30, /(1)/             JUNE 30,/(1)/
                                                       --------------------------------------------------
INTEREST INCOME                                            1998       1997        1998          1997
                                                       ----------  --------  ----------     -----------
Loans...............................................      $50,809   $51,591    $102,767        $102,613
Securities available for sale.......................       14,515    13,831      29,874          27,862
Securities held to maturity.........................          330       340         664             692
Funds sold and other short-term investments.........        1,499       425       2,356             816
                                                       ----------  --------  ----------     -----------
     TOTAL INTEREST INCOME..........................       67,153    66,187     135,661         131,982
                                                       ----------  --------  ----------     -----------

INTEREST EXPENSE
Deposits............................................       25,936    23,874      51,502          47,732
Short-term borrowings...............................        7,523     6,365      13,876          12,934
                                                       ----------  --------  ----------      ----------
     TOTAL INTEREST EXPENSE.........................       33,459    30,239      65,378          60,666
                                                       ----------  --------  ----------      ----------

     NET INTEREST INCOME............................       33,694    35,948      70,283          71,316

PROVISION FOR LOAN LOSSES...........................          717     1,222       1,835           3,330
                                                       ----------  --------  ----------      ----------

 Net interest income after provision for loan losses       32,977    34,726      68,448          67,986
                                                       ----------  --------  ----------      ----------

NONINTEREST INCOME
Service charges on deposit accounts.................        3,020     3,005       5,921           5,865
Trust and investment management fees income.........        2,169     1,792       4,340           3,692
Other service charges, commissions and fees.........        1,802     1,738       3,502           3,467
Mortgage banking revenues...........................        1,812     1,323       3,494           2,775
Security gains  (losses), net.......................          161      (148)        121             214
Corporate owned life insurance income                         819       ---       1,304             ---
Other income........................................        1,025       788       1,897           1,820
                                                       ----------  --------   ---------       ---------
     TOTAL NONINTEREST INCOME.......................       10,808     8,498      20,579          17,833
                                                       ----------  --------   ---------       ---------
NONINTEREST EXPENSE
Salaries and wages..................................       12,243    11,497      24,345          22,754
Retirement and other employee benefits..............        2,640     2,367       5,612           5,449
Occupancy expense of premises.......................        2,293     2,128       4,485           4,382
Equipment expense...................................        1,712     1,648       3,438           3,317
Computer processing expense.........................        2,077     1,961       4,053           3,744
Advertising and promotions..........................          990       828       2,085           1,773
Professional services...............................        1,703     2,117       3,148           3,037
Other expenses......................................        3,140     4,979       8,076           9,507
                                                       ----------  --------   ---------      ----------
     TOTAL NONINTEREST EXPENSE......................       26,798    27,525      55,242          53,963
                                                       ----------  --------   ---------      ----------

Income before income tax expense....................       16,987    15,699      33,785          31,856
Income tax expense..................................        5,124     5,246      10,480          10,994
                                                       ----------  --------   ---------      ----------
     Net Income.....................................      $11,863   $10,453    $ 23,305      $   20,862
                                                       ==========  ========   =========      ==========
PER SHARE DATA
     Basic Earnings per share.......................      $  0.59   $  0.53    $   1.16      $     1.05
     Diluted Earnings per share.....................      $  0.58   $  0.52    $   1.14      $     1.04

     Cash dividends declared per share..............      $  0.23   $  0.20    $   0.45      $     0.40

     Weighted average shares outstanding............       20,106    19,893      20,092          19,945
     Weighted average diluted shares outstanding....       20,471    20,110      20,449          20,153
                                                       ==========  ========   =========      ==========


__________________________________________________

See notes to consolidated financial statements.
/(1)/ Unaudited

                          FIRST MIDWEST BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                                                    SIX MONTHS ENDED
                                                                                                     JUNE 30, /(1)/
                                                                                             -----------------------
                                                                                                1998          1997
                                                                                             ---------     ---------
OPERATING ACTIVITIES
   Net income                                                                                $    23,305   $  20,862
   Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses..........................................................             1,835       3,330
   Provision for depreciation and amortization........................................             3,565       3,440
   Net amortization of premium of securities..........................................             6,662         433
   Net (gains) on securities available for sale from securities.......................              (121)       (214)
   Net (gains) on sales of premises, furniture and equipment..........................               (57)       (202)
   Net increase (decrease) in deferred income taxes...................................             4,013      (1,407)
   Net amortization of purchase accounting adjustments, goodwill,
       and other intangibles..........................................................             2,371       1,147
   Changes in operating assets and liabilities:
     Net (increase) decrease in loans held for sale...................................           (15,737)      5,389
     Net decrease (increase) in accrued interest receivable...........................             1,526        (326)
     Net (increase) in other assets...................................................            (2,948)     (7,105)
     Net (increase) in corporate owned life insurance.................................           (68,304)        ---
     Net (decrease) in accrued interest payable.......................................            (2,854)       (503)
     Net (decrease) in other liabilities..............................................              (271)    (61,812)
                                                                                             ------------  ----------
         NET CASH (USED) BY OPERATING ACTIVITIES......................................           (47,015)    (36,967)
                                                                                             ------------  ----------
INVESTING ACTIVITIES
Securities available for sale:
     Proceeds from sales..............................................................           498,054     213,666
     Proceeds from maturities, calls and paydowns.....................................           404,498     330,598
     Purchases........................................................................        (1,006,062)   (559,655)
Securities held to maturity:
     Proceeds from maturities, calls and paydowns.....................................             6,081       3,356
     Purchases........................................................................            (7,623)     (1,876)
Loans made to customers, net of principal collected...................................            65,457      45,893
Proceeds from sales of foreclosed real estate.........................................             2,265       1,368
Proceeds from sales of premises, furniture and equipment..............................               179         244
Purchases of premises, furniture and equipment........................................            (2,446)     (5,449)
                                                                                             ------------  ---------
         NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES.............................           (39,597)     28,145
                                                                                             ------------  ---------

FINANCING ACTIVITIES
Net increase in deposit accounts......................................................            41,482      13,996
Net increase in short-term borrowings.................................................            71,458      54,957
Net (sales) purchases of treasury stock...............................................               788     (10,047)
Cash dividends........................................................................            (9,107)     (8,561)
Exercise of stock options.............................................................               365       1,443
                                                                                             ------------  ---------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES............................           104,986      51,788
                                                                                             ------------  ---------
          Net increase in cash and cash equivalents...................................            18,734      42,966
          Cash and cash equivalents at beginning of period............................           149,029     142,238
                                                                                             ------------  ---------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................       $   167,403   $ 185,204
                                                                                             ============  =========

Supplemental disclosures:
     Interest paid to depositors and creditors........................................       $    68,232   $  61,169
     Income taxes paid................................................................             8,050      13,718
     Non-cash transfers to foreclosed real estate from loans..........................               759       1,411
     Non-cash transfers to securities available for sale from loans...................            66,627          --
                                                                                            =============  ==========

_______________________________________
See notes to consolidated financial statements.
/(1)/ Unaudited

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

On October 1, 1997, First Midwest acquired SparBank, Incorporated ("SparBank"), whose principal subsidiary was McHenry State Bank ("MSB"), in a transaction accounted for as a pooling of interests. Accordingly, prior period financial statements and other financial disclosures have been restated as if the combining entities had been consolidated for all periods presented. SparBank had total assets and stockholders' equity of approximately $437 million and $52 million, respectively, as of October 1, 1997.

EARNINGS PER SHARE

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

NEW ACCOUNTING PRONOUNCEMENTS - FASB NO. 131 AND 133

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

In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133" or "the Statement"). The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either assets or liabilities measured at fair value. FASB No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related changes in value of the hedged item in the income statement, and requires that a company document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. FASB

No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). FASB No. 133 cannot be applied retroactively; it must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 ( and, at the company's election, before January 1, 1998). Management has not yet determined what the effect of FASB No. 133 will be on First Midwest's financial position or results of operations.

2. ACQUISITION

The acquisition of SparBank was affected through a merger of First Midwest and SparBank, that was structured as a tax-free exchange and accounted for as a pooling-of-interests, and resulted in the issuance of 3,231 shares of First Midwest common stock to SparBank stockholders. As a result of the merger, SparBank's only subsidiary, McHenry State Bank ("MSB"), became a subsidiary of First Midwest. On February 23, 1998, MSB was merged into First Midwest's principal banking subsidiary, First Midwest Bank, National Association.

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

                                                                                June 30,        December 31,
                                                                                 1998              1997
                                                                              -----------       -----------
Reserve for Acquisition Expenses:
 Employee severance, outplacement, retirement programs and related cost....    $  1,152         $   1,546
 Contract termination fees and other related costs.........................         903               920
 Investment advisor fees...................................................           2             1,401
 Legal, accounting and other professional fees.............................         518             1,264
 Other.....................................................................          38               315
                                                                               --------         ---------
                                                                               $  2,613         $   5,446
                                                                               ========         =========

3. PENDING ACQUISITION

On January 14, 1998, First Midwest, First Midwest Acquisition Corporation, a wholly owned subsidiary of First Midwest ("Acquisition Corporation") and Heritage Financial Services, Inc. ("Heritage") entered into an Agreement and Plan of Merger ("Merger Agreement") whereby Heritage will be merged with and into Acquisition Corporation (the "Merger"). Heritage, headquartered in suburban Chicago, is a multi-bank holding company whose subsidiaries include a 17 branch commercial bank, a trust company and a trust bank which also conducts an insurance agency business. Heritage had total assets and stockholders' equity of approximately $1.4 billion and $131 million, respectively, as of June 30, 1998. For the six months ended June 30, 1998, Heritage recorded net income of $9,421 resulting in return on assets and stockholders' equity of 1.43% and 15.22%, respectively.

Pursuant to the Merger Agreement, the transaction was structured as a tax-free exchange and will be accounted for as a pooling-of-interests. Each outstanding share of Heritage common stock, no par value, will be converted into .7695 shares of First Midwest common stock, $.01 par value, resulting in the issuance of approximately 9.7 million shares of First Midwest Common Stock.

The acquisition was consummated on July 1, 1998. A pre-tax merger related charge of approximately $15.4 - $16.0 million will be recognized in the third quarter in conjunction with the transaction closing which include investment advisor fees, severance and personnel exit costs, contract termination fees, legal and accountant fees, and a one time provision for loan losses incident to conforming Heritage Bank credit policies to First Midwests'. First Midwest anticipates merging Heritage's commercial bank and trust company into its subsidiaries, First Midwest Bank, N.A. and First Midwest Trust Company, respectively, in the fourth quarter 1998.

The pro forma condensed consolidated statements of condition and income of First Midwest and Heritage as of, and for the quarters and six months ended, June 30, 1998 and 1997 are included as Exhibit 99 to this Form 10-Q.

4. SECURITIES

SECURITIES AVAILABLE FOR SALE - The amortized cost and market value of securities available for sale at June 30, 1998 and December 31, 1997 are as follows:

                                                       Securities Available for Sale
                             ---------------------------------------------------------------------------------------------
                                         June 30, 1998                                 December 31, 1997
                             ---------------------------------------------  ----------------------------------------------
                                              Gross      Gross                                Gross       Gross
                             Amortized     Unrealized  Unrealized    Market     Amortized   Unrealized  Unrealized   Market
                               Cost          Gains       Losses       Value       Cost        Gains       Losses      Value
                             ----------    ----------  ----------    ------     ---------   ----------  ----------   -------
U.S. Treasury security       $  102,394      $  294    $     -     $  102,688    $122,557     $   394     $    (7)   $122,944
U.S. Agency securities.....     305,546          97       (114)       305,529      62,183          87         ---      62,270
Mortgage-backed securities.     616,881       1,583     (6,435)       612,029     632,854       2,664      (1,063)    634,455
State and municipal
 securities................      96,230       3,935       (158)       100,007     142,616       8,793          (1)    151,408
Other securities...........       6,064          30        ---          6,094       3,364          26         ---       3.390
                             ----------      ------    -------     ----------    --------     -------     -------    --------
 Total.....................  $1,127,115      $5,939    $(6,707)    $1,126,347    $963,574     $11,964     $(1,071)   $974,467
                             ==========      ======    =======     ==========    ========     =======     =======    ========


SECURITIES HELD TO MATURITY - The amortized cost and market value of securities held to maturity at June 30, 1998 and December 31, 1997 are as follows:

                                                              Securities Held to Maturity
                             --------------------------------------------------------------------------------------------
                                          June 30, 1998                                December 31, 1997
                             ---------------------------------------------    -------------------------------------------
                                           Gross          Gross                             Gross        Gross
                             Amortized   Unrealized    Unrealized   Market    Amortized   Unrealized   Unrealized  Market
                               Cost        Gains        Losses      Value       Cost        Gains        Losses     Value
                             -------     ---------     ----------   -------   ---------   ----------   ----------  ------
U.S. Treasury securities...  $     990   $      5     $    ---     $   995    $  1,099    $      5     $   ---     $ 1,104
State and municipal
 securities................      6,320        368          ---       6,688       5,912         347         ---       6,259
Other securities...........     14,611          1          ---      14,612      13,312          19         ---      13,331
                             ---------   --------     --------     -------     -------    --------      ------     -------
 Total.....................  $  21,921   $    374     $    ---     $22,295    $ 20,323    $    371     $   ---     $20,694
                             =========   ========     ========     =======    ========    ========      ======     =======

5. LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:

                                                                 June 30,             December 31,
                                                                  1998                    1997
                                                               ------------          -------------
  Commercial and industrial..............................      $    587,164          $    571,128
  Agricultural...........................................            47,455                39,014
  Direct home equity.....................................           176,577               173,730
  Other direct installment...............................            83,866                91,499
  Indirect installment...................................           368,468               386,226
  Real estate - 1-4 family...............................           141,437               231,151
  Real estate - commercial...............................           642,408               701,411
  Real estate - construction.............................           136,806               117,102
  Other..................................................            12,147                21,991
                                                               ------------          ------------
  Total..................................................      $  2,196,328          $  2,333,252
                                                               ============          ============

During the second quarter of 1998, First Midwest securitized approximately $67,000 in 1 - 4 family real estate loans, retaining such assets in its securities available for sale portfolio as mortgage-backed securities.

6.  RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

Transactions in the reserve for loan losses for the quarters and six months ended June 30, 1998 and 1997 are summarized below:

                                                  Quarters ended,         Six Months ended,
                                                      June 30,                 June 30,
                                                --------------------  -----------------------
                                                  1998       1997         1998        1997
                                                ---------  ---------  ----------   ----------
Balance at beginning of period                   $35,822    $35,845    $37,344       $32,202
Provision for loan losses                            717      1,222      1,835         3,330
   Loans charged-off                              (2,440)    (2,570)    (5,895)       (5,641)
   Recoveries of loans previously charged-off        999        922      1,814         5,528
                                                ---------  ---------  ---------    ----------
         Net loan (charge-offs)/recoveries        (1,441)    (1,648)    (4,081)         (113)
                                                ---------  ---------  ---------    ----------
Balance at end of period                         $35,098    $35,419    $35,098       $35,419
                                                =========  =========  =========    ==========

Information with respect to impaired loans at June 30, 1998 and 1997 is provided below:

                                                                                     June 30,
                                                                                ------------------
                                                                                  1998      1997
                                                                                -------   --------
Recorded Investment in Impaired Loans:
  Recorded investment requiring specific loan loss reserves /(1)/.........      $ 6,063    $ 2,292
  Recorded investment not requiring specific loan loss reserves...........       11,230      8,093
                                                                                -------    -------
      Total recorded investment in impaired loans.........................      $17,293    $11,195
                                                                                =======    =======

Specific loan loss reserve related to impaired loans......................      $ 2,437    $ 1,486
                                                                                =======    =======

/(1)/ These impaired loans require a specific reserve allocation because the value of the loans are less than the recorded investments in the loans.

For the six months ended June 30, 1998 and 1997, the average recorded investment in impaired loans was approximately $16,386 and $13,449, respectively.

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

The components of comprehensive income, net of related taxes, for the quarters and six months ended June 30, 1998 and 1997 are as follows:

                                                                   Quarters Ended        Six Months Ended
                                                                      June 30,                June 30,
                                                                --------------------  ----------------------
                                                                  1998       1997        1998        1997
                                                                ---------  ---------  ----------  ----------
   Net income                                                    $11,863    $10,453     $23,305     $20,862
   Unrealized gains (losses) on securities, net of
       reclassification adjustment                                (1,660)     6,892      (7,113)      3,455
                                                                ---------  ---------  ----------   ---------
                 Comprehensive income                            $10,203    $17,345     $16,192     $24,317
                                                                =========  =========  ==========   =========

   Disclosure of Reclassification Amount:
   -------------------------------------
   Unrealized holding gains (losses) arising during the
        period                                                   $  (386)   $ 6,895     $(3,528)    $ 3,561
   Less: Reclassification adjustment for (gains) losses
        included in net income                                    (1,274)        (3)     (3,585)       (106)
                                                                ---------  ---------  ----------   ---------
                 Net unrealized gains (losses) on securities     $(1,660)   $ 6,892     $(7,113)    $ 3,455
                                                                =========  =========  ==========   =========

8.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 1998 and 1997.

                                                        Quarters  Ended         Six Months Ended
                                                            June 30,                June 30,
                                                       --------------------  ----------------------
                                                         1998       1997        1998        1997
                                                       ---------  ---------  ----------   ---------
Net Income                                              $11,863    $10,453     $23,305     $20,862
                                                       =========  =========  ==========   =========
Weighted average common shares outstanding used in
     basic earnings per share calculation                20,106     19,893      20,092      19,945
Diluted effect of employee stock options after
     application of treasury stock method                   365        217         357         208
                                                       ---------  ---------  ----------   ---------
Weighted average common shares outstanding adjusted
      for the effect of diluted securities               20,471     20,110      20,449      20,153
                                                       =========  =========  ==========   =========
Basic earnings per share                                $  0.59    $  0.53     $  1.16     $  1.05
                                                       =========  =========  ==========   =========
Diluted earnings per share                              $  0.58    $  0.52     $  1.14     $  1.04
                                                       =========  =========  ==========   =========

9.  CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business at June 30, 1998. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.


           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarters and six months ended June 30, 1998 as compared to the same periods in 1997. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as First Midwest's 1997 Annual Report on Form 10-K. Results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of results to be expected for the full year of 1998.

The consolidated financial statements and financial information for all previously reported periods presented herein have been restated to include First Midwest's October 1997 acquisition of SparBank which was accounted for as a pooling-of-interests. All financial information is presented in thousands, except per share data.

                            SUMMARY OF PERFORMANCE

Net income for the second quarter increased to $11,863 or $.59 per share from last year's second quarter of $10,453 or $.53 per share representing an increase of 11.3% on a per share basis. Net income for the six months ended June 30, 1998 totaled $23,305, or $1.16 per share as compared to $20,862 and $1.05 for the same periods in 1997.

Return on average assets was 1.28% for the second quarter of 1998 as compared to 1.22% for the same quarter in 1997. Return on average assets was 1.28% for the six months ended June 30, 1998 as compared to 1.22% for the same period of 1997.

Return on average stockholders' equity was 13.94% the second quarter of 1998, as compared to 13.40% for the same 1997 quarter. Return on average stockholders' equity was 13.84% for the six months ended June 30, 1998 as compared to 13.50% for the same period of 1997.

                              NET INTEREST INCOME

Net interest income on a tax equivalent basis totaled $35,128 for the second quarter of 1998, representing a decrease of $1,908 or 5% over the year-ago quarter totaling $37,036. As shown in the Volume/Rate Analysis on page 12, the decrease in net interest income is attributable to increased interest income of $1,312 net of higher interest expense of $3,220. Net interest margin for the second quarter of 1998 decreased to 4.10% as compared to 4.63% for the same period in 1997. The reduction in net interest margin is primarily due to higher interest costs for paying liabilities and a reduction in the yield on mortgage backed securities, as described below.

Also contributing to the reduction of net interest margin in 1998 is the purchase of approximately $68 million in corporate owned life insurance, compared to no such investment in 1997. The cost of funding the corporate owned life insurance flows through net interest margin in the form of interest expense while the relating income from such investment is reflected in the noninterest income section of the income statement. The earnings on corporate owned life insurance produce an after-tax earnings rate of approximately 5.45%. The negative impact on net interest margin for the second quarter and first six months of 1998 resulting from the exclusion of the income on corporate owned life insurance from net interest income was approximately 8 and 10 basis points, respectively.

As shown in the Volume/Rate Analysis, the $1,312 increase in interest income for the second quarter is primarily attributable to volume increases on federal funds sold, mortgages held for sale and securities. The majority of the securities portfolio interest income variance resulted from securities volumes, which increased by $214,218 in the current quarter as compared to the like quarter last year and was partially offset by lower effective rates. Such volume increase was partially due to the securitization of approximately $67,000 in 1 - 4 family residential real estate loans and transferred from the loan portfolio to the securities available for sale portfolio. The decrease in security rate is the result of the overall low rate environment and its impact on mortgage refinancings generally. As a result of the trend in refinancings, mortgage loan prepayments, and the resulting prepayments on the collateralized mortgage obligation portfolio of mortgage backed securities, the overall yield on investments is lower. The yield reduction has also resulted in a net decrease in the market value of the mortgages backed securities portfolio at June 30, 1998 from December 31, 1998 This decrease is detailed in Note 4 to the consolidated financial statements on page 8 of this Form 10-Q.

The $3,220 increase in interest expense resulted primarily from increases in volumes of interest bearing liabilities. A major contributor to the increase in interest expense occurred in higher volumes of time deposits and short-term borrowings. The increase in volume and rate on time deposits resulted from promotional efforts to attract certain deposit maturities to better match and fund term assets. The second quarter 1998 security portfolio volume increases were primarily funded by short-term borrowings which increased by $97,774, or 22% as compared to the same period in 1997.

For the six month period ended June 30, 1998, net interest margin decreased to 4.30% from 4.59% for 1997. The Volume/Rate Analysis for the six months ended June 30, 1998 as compared to the like 1997 period is presented on page 13.

Volume/Rate Analysis

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended June 30, 1998 and 1997. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                                                                               Quarters Ended June 30, 1998 and 1997

                                     ---------------------------------------------------------------------------------------------
                                                                                                      Average Interest
                                                     Average Balances                                Rates Earned/Paid
                                     -------------------------------------------------    ----------------------------------------
                                                                                                                         Basis
                                                                          Increase                                      Points
                                         1998              1997          (Decrease)          1998          1997        Inc/(Dec)
                                     -------------    --------------   ---------------    ----------    ----------   -------------
Federal funds sold and other
short-term investments............   $      42,681    $       17,106   $        25,575          5.87%         5.44%           0.43%
Mortgages held for sale...........          42,217             9,651            32,566          8.30%         8.02%           0.28%
Securities available for sale /(1)/      1,085,448           871,230           214,218          5.83%         6.80%          (0.97)%
Securities held to maturity /(1)/...        23,667            19,569             4,098          6.30%         7.73%          (1.43)%
Loans, net of unearned
discount /(1)/......................     2,245,689         2,293,697           (48,008)         9.10%         9.04%           0.06%
                                     -------------    --------------   ---------------    ----------    ----------   -------------

Total interest-earning assets /(1)/  $   3,439,702    $    3,211,253   $       228,449          8.00%         8.40%          (0.40)%
                                     =============    ==============   ===============    ==========    ==========   =============

Savings deposits..................   $     351,143    $      360,553   $        (9,410)         2.66%         2.64%           0.02%
NOW accounts......................         349,778           330,380            19,398          2.37%         2.32%           0.05%
Money market deposits.............         277,567           273,470             4,097          3.65%         3.60%           0.05%
Time deposits.....................       1,367,198         1,245,487           121,711          5.58%         5.52%           0.06%
Short-term borrowings.............         552,335           454,561            97,774          5.46%         5.62%          (0.16)%
                                     -------------    --------------   ---------------    ----------    ----------   -------------

Total interest-bearing liabilities   $   2,898,021    $    2,664,451   $       233,570          4.63%         4.55%           0.08%
                                     =============    ==============   ===============    ==========    ==========   =============

Net interest margin/income /(1)/                                                                4.10%         4.63%          (0.53)%
                                                                                          ==========    ==========   =============

                                      --------------------------------------------------------------------------------------
                                                        Interest                              Increase/(Decrease) in
                                                     Income/Expense                      Interest Income/Expense Due to:
                                      --------------------------------------------    --------------------------------------

                                                                       Increase
                                          1998           1997         (Decrease)        Volume         Rate         Total
                                      ------------   ------------   --------------    ----------   ------------   ----------
Federal funds sold and other
short-term investments............    $        625   $        232   $          393     $     373    $        20   $      393
Mortgages held for sale...........             874            193              681           674              7          681
Securities available for sale /(1)/         15,777         14,769            1,008         2,398          (1390)       1,008
Securities held to maturity /(1)/...           372            377               (5)          (40)            35           (5)
Loans, net of unearned
discount /(1)/......................        50,939         51,704             (765)       (1,091)           326         (765)
                                      ------------   ------------   --------------    ----------   ------------   ----------

Total interest-earning assets /(1)/     $   68,587   $     67,275   $        1,312    $    2,314   $     (1,002)  $    1,312
                                      ============   ============   ==============    ==========   ============   ==========

Savings deposits..................    $      2,332   $      2,372   $          (40)   $      (63)  $         23   $      (40)
NOW accounts......................           2,069          1,915              154           115             39          154
Money market deposits.............           2,528          2,452               76            36             40           76
Time deposits.....................          19,007         17,135            1,872         1,691            181        1,872
Short-term borrowings.............           7,523          6,365            1,158         1,327           (169)       1,158
                                      ------------   ------------   --------------    ----------   ------------   ----------

Total interest-bearing liabilities    $     33,459   $     30,239   $        3,220    $    3,106   $        114   $    3,220
                                      ============   ============   ==============    ==========   ============   ==========

Net interest margin/income /(1)/      $     35,128   $     37,036   $       (1,908)   $     (792)  $     (1,116)  $   (1,908)
                                      ============   ============   ==============    ==========   ============   ==========

/(1)/ Interest income and yields are presented on a tax-equivalent basis.

VOLUME/RATE ANALYSIS

The table below summarizes the changes in average interest-bearing assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended June 30, 1998 and 1997. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                                                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     ---------------------------------------------------------------------------------------------
                                                                                                     AVERAGE INTEREST
                                                     AVERAGE BALANCES                                RATES EARNED/PAID

                                     -------------------------------------------------    ----------------------------------------

                                                                                                                         Basis

                                                                           Increase/                                     Points

                                         1998              1997           (Decrease)         1998          1997        Inc/(Dec)

                                     -------------    ---------------    -------------    ----------    ----------    ------------

Federal funds sold and other
short-term investments.............  $      32,122    $        16,374     $     15,748          5.81%         5.60%           0.21%
Mortgages held for sale............         34,976              9,202           25,774          8.24%         7.91%           0.33%
Securities available for
sale /(1)/.........................      1,034,345            874,862          159,483          6.18%         6.86%          (0.68)%


Securities held to
maturity /(1)/.....................         22,683             19,596            3,087          6.66%         8.08%          (1.42)%


Loans, net of unearned
discount /(1)/.....................      2,272,714          2,313,798          (41,084)         9.14%         8.96%           0.18%
                                     -------------    ---------------    -------------    ----------    ----------    ------------

Total interest-earning
assets /(1)/.......................  $   3,396,840    $     3,233,832    $     163,008          8.18%         8.44%          (0.19)%

                                     =============    ===============    =============    ==========    ==========    ============

Savings deposits...................  $     352,359    $       361,615    $      (9,256)         2.66%         2.63%           0.03%
NOW accounts.......................        331,340            316,340           15,000          2.38%         2.33%           0.05%
Money market deposits..............        278,344            275,740            2,604          3.65%         3.53%           0.12%
Time deposits......................      1,363,348          1,257,923          105,425          5.61%         5.54%           0.07%
Short-term borrowings..............        512,496            479,492           33,004          5.46%         5.44%           0.02%
                                     -------------    ---------------    -------------    ----------    ----------    ------------

Total interest-bearing
liabilities........................  $   2,837,887    $     2,691,110    $     146,777          4.65%         4.55%           0.10%
                                     =============    ===============    =============    ==========    ==========    ============

Net interest margin/income /(1)/...                                                             4.30%         4.59%          (0.29)%

                                                                                          ==========    ==========    ============

                                                                 SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                      ---------------------------------------------------------------------------------------
                                                         INTEREST                              INCREASE/(DECREASE) IN
                                                      INCOME/EXPENSE                         INTEREST INCOME/EXPENSE DUE
                                                                                                         TO:
                                      ---------------------------------------------    --------------------------------------
                                                                        Increase
                                          1998            1997         (Decrease)        Volume         Rate         Total
                                      ------------    ------------    -------------    ----------    ----------    ----------
Federal funds sold and other
short-term investments..............  $         925    $        455    $         470     $     452     $      18     $     470
Mortgages held for sale.............          1,430             361            1,069         1,053            16         1,069
Securities available for
sale /(1)/..........................         32,284          29,777            2,507         4,602        (2,095)        2,507

Securities held to
maturity /(1)/......................            749             785              (36)          319          (355)          (36)
Loans, net of unearned

discount /(1)/......................        103,033         102,836              197        (1,544)        1,741
                                      -------------    ------------    -------------    ----------    ----------    ----------
Total interest-earning
assets /(1)/........................  $     138,421    $    134,214    $       4,207     $   4,882     $    (675)    $   4,207
                                      =============    ============    =============    ==========    ==========    ==========

Savings deposits....................  $       4,652    $      4,717    $         (65)    $    (123)    $      58     $     (65)
NOW accounts........................          3,907           3,648              259           177            82           259
Money market deposits...............          5,034           4,831              203            45           158           203
Time deposits.......................         37,909          34,536            3,373         2,927           446         3,373
Short-term borrowings...............         13,876          12,934              942           893            49           942
                                      -------------    ------------    -------------    ----------    ----------    ----------

Total interest-bearing
liabilities.........................  $      65,378    $     60,666    $       4,712    $    3,919    $     793     $   4,712
                                      =============    ============    =============    ===========   =========     =========

Net interest margin/income /(1)/....  $      73,043    $     73,548    $        (505)   $      963    $  (1,468)    $    (505)
                                      =============    ============    =============    ==========    =========     =========


/(1)/ Interest income and yields are presented on a tax-equivalent basis.

                              NONINTEREST INCOME

Noninterest income totaled $10,808 for the quarter ended June 30,1998, as compared to $8,498 for the same period in 1997. Exclusive of net security gains which totaled $161 for the second quarter 1998 as compared to net security losses of $148 for the like period in 1997, noninterest income increased by $2,001 or 23% with most components of noninterest income contributing to the increase.

Mortgage banking revenues improved $489 as a result of growth in real estate loan originations and their subsequent sale into the secondary market. Originations totaled $131,500 in the second quarter of 1998 compared with $44,000 in the same period of 1997. Growth in trust business produced $377 in higher trust and investment management fees. A new source of revenues in 1998, corporate owned life insurance, which is further discussed on Page 11 of this Form 10-Q, income totaled $819 for the quarter.

Noninterest income totaled $20,579 for the six months ended June 30, 1998 as compared to $17,833 for the same period in 1997. Factoring out net security gains totaling $121 for the 1998 six month period as compared to $214 for the 1997 period, noninterest income increased by $2,839, or 16%. The reasons for the increase in noninterest income for the six month period generally followed those described above for the second quarter.

                              NONINTEREST EXPENSE

Noninterest expense in the 1998 second quarter decreased $727 or 3% compared to the same period in 1997. For the six months ended June 30, 1998, noninterest expense increased $1,279 or 2.4% compared to the same period a year ago. The current quarter decline in noninterest expense is primarily attributable to reduced other operating expenses offset in part by higher salaries and benefits and computer processing costs.

Salaries and other employee benefits, the largest component of noninterest expense, increased to a combined $14,883 for the second quarter of 1998 from the same period in 1997 for an increase of $1,019, or 7%. The majority of such increase is attributable to normal salary increases effective January 1998 and incentive payments offset by decreases in pension, profit sharing and ESOP expenses.

Occupancy expense increased by $165 from the second quarter of 1997 due to the outsourcing of facilities management. Equipment expense and computer processing expense increased by a combined $180 or 5% in the second quarter of 1998 as compared to the like period in 1997. Such increase primarily reflects system conversion costs associated with the McHenry State Bank loan, deposit and trust systems integration into First Midwest subsidiaries.

A decrease in professional services of $414 in the second quarter of 1998 related to the resolution of litigation on problem loans. Advertising and promotional expenses rose $162 in part due to the implementation of a television advertising campaign coupled with the MSB consolidation into First Midwest Bank,
N. A. and the attendant costs related to customer retention and communication. Other expenses decreased $1,839 or 37% in the 1998 second quarter compared to the 1997 like period. The decrease for the quarter is related to reduced correspondent bank service fees, repossession and foreclosed property costs and expense control.

The efficiency ratio for the quarter ended June 30, 1998 was 57.87% as compared to the 1997 second quarter ratio of 59.47%, while the efficiency ratio for the six months ended June 30, 1998 was 58.65%, the same as that for the same period in 1997. The 1998 six month ratio reflects well-controlled noninterest expenses and the realization of cost benefits from the fourth quarter 1997 SparBank, Inc. acquisition.

                              INCOME TAX EXPENSE

Income tax expense totaled $5,124 for the quarter ended June 30,1998, decreasing from $5,246 for the same period in 1997 and reflects effective income tax rates of 30.2% and 33.4% respectively. Income tax expense totaled $10,480 for the six months ended June 30, 1998 decreasing from $10,994 for the 1997 six month period and reflects effective tax rates of 31% and 34.5%, respectively. The decrease in effective tax rate is primarily attributable to increases in federal and state tax exempt income in the 1998.

                NONPERFORMING ASSETS AND 90 DAY PAST DUE LOANS

At June 30, 1998, nonperforming assets totaled $21,053 and loans past due 90 days or more and still accruing interest totaled $6,601. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing, as of the close of the last five calendar quarters:

Nonperforming Assets and                                 1998                   1997
                                                 -------------------  ----------------------------
90 Day Past Due Loans                            June 30   March 31   Dec. 31   Sept.30   June 30
-----------------------------------------------  --------  ---------  --------  --------  --------
Nonaccrual loans...............................  $21,053    $19,272   $10,796   $11,284   $13,812
Renegotiated loans.............................      ---        ---       ---       ---       ---
                                                 -------    -------   -------   -------   -------
Total nonperforming loans......................   21,053     19,272    10,796    11,284    13,812

Foreclosed real estate.........................    2,941      3,530     4,397     5,035     5,739
                                                 -------    -------   -------   -------   -------
 Total nonperforming assets....................  $23,994    $22,802   $15,193   $16,319   $19,551
                                                 =======    =======   =======   =======   =======
 % of total loans plus foreclosed real estate..     1.09%      1.00%     0.65%     0.70%     0.85%
                                                 =======    =======   =======   =======   =======
90 days past due loans accruing interest.......  $ 6,601    $ 9,080   $ 5,520   $ 4,294   $ 5,841
                                                 =======    =======   =======   =======   =======

Nonaccrual loans, totaling $21,503 at June 30, 1998 are comprised of commercial and agricultural loans (66%), real estate loans (27%) and consumer loans (7%). The increase in nonaccrual loans in the first quarter of 1998 is attributable to two commercial loan customers, each comprising approximately one-half of the increase. Foreclosed real estate, totaling $2,941 at June 30, 1998, primarily represents commercial real estate properties.

First Midwest's disclosure with respect to impaired loans is contained in Note 6 to the consolidated financial statements, located on page 9.

                     PROVISION AND RESERVE FOR LOAN LOSSES

Transactions in the reserve for loan losses during the three and six months ended June 30, 1998 and 1997 are summarized in the following table:

                                                      Quarters Ended                Six Months Ended
                                                         June 30,                       June 30.
                                                 ------------------------    ---------------------------
                                                     1998       1997             1998           1997
                                                 ----------   -----------    ------------   ------------
Balance at beginning period                        $ 35,822   $ 35,845        $ 37,344      $ 32,202
     Provision for loan process                         717      1,222           1,835         3,330
     Loans charged off                               (2,440)    (2,570)         (5,895)       (5,641)
     Recoveries of loans previously charged-off         999        922           1,814         5,528
                                                 ----------   --------       ---------      --------
          Net loan (charge-offs) recoveries          (1,441)    (1,648)         (4,081)       (1,137)
                                                 ----------   --------       ---------      --------
Balance at end of period                           $ 35,098   $ 35,419        $ 35,098      $ 35,419
                                                 ==========   ========       =========      ========

The provision for loan losses charged to operating expense for the second quarter of 1998 totaled $717 as compared to $1,222 for the same quarter in 1997. The amount of the provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values, and Management's assessment of current and prospective economic conditions. Loan charge-offs, net of recoveries, for the quarter totaled $1,441, or .26% of average loans in 1998 as compared to 1997 loan charge-offs of $1,648 or. 29%. A major component of loan recoveries for the six months of 1997 were proceeds totaling $4,050 received in settlement of a 1993 lawsuit related to loans charged off in 1992.

The reserve for loan losses at June 30, 1998 was comprised of three parts: allocated for specific impaired loans, $2,437; allocated for general segments of unimpaired loans, $8,660; and unallocated, $24,001. That part of the reserve allocated for specific impaired loans is discussed in Note 6 to the consolidated financial statements located on page 9. That part of the reserve allocated for unimpaired general loan segments represents First Midwest's best judgement as to potential loss exposure based upon both historical loss trends as well as loan ratings and qualitative evaluations of such segments. The unallocated portion of the reserve is that part not allocated to either a specific loan on which loss is anticipated or allocated to general segments of the unimpaired loan portfolio.

At June 30, 1998, the reserve for loan losses totaled $35,098, or 1.60% of total loans outstanding as compared to $35,419, or 1.54% at June 30, 1997. Such reserve level is considered adequate in relation to the estimated risk of future losses within the loan portfolio.

The distribution of the loan portfolio is presented in Note 5 to the consolidated financial statement located on page 8. The loan portfolio, consists predominantly of loans originated by First Midwest from its primary markets and generally represents credit extension to multi-relationship customers.

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

                                                          As of June 30, 1998
                                     -----------------------------------------------------------
                                       Bank Holding Company          National Bank
                                     ----------------------  -----------------------------------
                                                                                       Minimum
                                                   Minimum              Minimum         Well-
                                         First    Required    FMB,      Required     Capitalized
                                        Midwest      FRB     N.A.         OCC          FDICIA
                                     ----------------------  -----------------------------------
Tier I capital to risk-based assets       12.30%    4.00%     9.75%        4.00%          6.00%
Total capital to risk-based assets        13.55%    8.00%    11.00%        8.00%         10.00%
Leverage ratio                             9.09%    3.00%     7.09%        3.00%          5.00%
                                          ======    =====    ======        =====         ======

                                   DIVIDENDS

First Midwest's strong earnings and capital position has allowed the Board of Directors to increase the quarterly dividend every year since 1993. The following table summarizes the dividend increases declared during the years 1994 through 1997:

                             Quarterly Rate
          Date                  Per Share              % Increase
          ----               --------------            ----------
     November 1997               $.23                      13%
     November 1996               $.20                      18%
     February 1996               $.17                      13%
     February 1995               $.15                      15%
     February 1994               $.13                      13%

                          FORWARD LOOKING STATEMENTS

The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-Q contain various "forward looking statements" within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents First Midwest's expectations and benefits concerning future events including, but not limited to, the following: the loan loss reserve levels going forward; Management's assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions; and dividends to shareholders.

First Midwest cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business related risks and uncertainties effecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitations, the following: significant fluctuations in market interest rates; limitations on the First Midwest's ability to increase fee-based income without negatively impacting customer relationships and related account balances; operational limitations and costs related to changing technologies; deviations from the assumptions used to evaluate the appropriate level of the reserve for loan losses; the trend in mortgage refinancings and the related impact on the yield and market value of the mortgage-backed securities portfolio; and the impact of future earnings performance and capital levels on dividends declared by the Board of Directors.

Accordingly, results actually achieved may differ materially from expected results in these statements. First Midwest does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At First Midwest's Annual Meeting of Shareholders held on June 17, 1998, the following matters were submitted to vote:

                                                                                          Number of Shares Voted
                                                                                     ------------------------------
                                                                                         For     Against   Abstain
                                                                                     ------------------------------
 .  Approving a proposal to issue shares of Company Common Stock pursuant to the
   Agreement and Plan of Merger dated January 14, 1998, by and between Heritage
   Financial Services, Inc. ("Heritage") and the Company, and First Midwest
   Acquisition Corporation ("Acquisition Corp.") which provides for the merger of Heritage with and into Acquisition Corp. and the conversion, upon the consummation of the merger, of each outstanding share of Heritage Common
   Stock into .7695 of a share of Company Stock /(1)/                                15,715,099   14,317   205,534

 .  Approving a proposal to amend the Restated Certificate of Incorporation of the Company increasing the number of authorized shares of common
   stock from 30,000,000 to 60,000,000 /(2)/                                         15,657,049   81,479   207,205


1  Election of two directors: /(3)/

   John M. O'Meara                                                                   16,799,665   32,659    39,221
   J. Stephen Vanderwoude                                                            16,801,168   31,156    39,221

_____________________
/(1)/ Represents 93% of shares voted.
/(2)/ Represents 78% of shares outstanding.
/(3)/ Represents 99% of shares voted.

                          PART II.  OTHER INFORMATION

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Exhibit Index appearing on page 19.

(b)  Form 8-K:

     - On April 28, 1998, First Midwest reported the death of C.D. Oberwortmann, Chairman of the Board.

     - On May 28, 1998, First Midwest announced the election of Robert P. O'Meara as Chairman of the Board and Chief Executive Officer and John
          M. O'Meara as President and Chief Operating Officer.

     - On June 22, 1998, First Midwest announced the approval of all matters put forth to its shareholders at its Annual Meeting held on June 17, 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                First Midwest Bancorp, Inc.
                                         ---------------------------------------


                                                  DONALD J. SWISTOWICZ
                                         ---------------------------------------
Date: August 11, 1998                                Donald J. Swistowicz
                                                   Executive Vice President *


* Duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX

Exhibit                                                                                     Sequential
Number                               Description of Documents                               Page Number
-------                              ------------------------                               -----------
    3    Amendment to the Restated Certificate of Incorporation                                  20
    4    Amended Certificate of Designation of Series A Preferred Stock of First Midwest         21
   27    Financial Data Schedule                                                                 22
   99    Pro forma financial statements                                                          23