Form 10-Q/A
period 1998-03-31
FIRST MIDWEST BANCORP INC
filed 1998-11-12
CIK 702325

================================================================================

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q/A
Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1998, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                                                         -----------------------
     to
        ------------------------

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

                      Exhibit Index is located on page 4.

The undersigned registrant hereby amends Part I, Item 1 of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 to correct the number of treasury shares reported on the Consolidated Statements of Condition for the period ended March 31, 1998 to 650,000 shares from the 576,000 shares shown on the originally filed Form 10-Q.



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

     Consolidated Statements of Condition . . . . . . . . . . . . . . 3

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          FIRST MIDWEST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Amounts in thousands)

                                                                     March 31,    December 31,
                                                                     1998 /(1)/    1997 /(2)/
                                                                    ------------  -------------
Assets
 Cash and due from banks..........................................  $   133,498    $   117,974
 Federal funds sold and other short term investments..............        7,666         31,055
 Mortgages held for sale..........................................       44,365         26,857
 Securities available for sale, at market value...................    1,072,764        974,467
 Securities held to maturity, at amortized cost...................       26,720         20,323
 Loans............................................................    2,282,947      2,333,252
 Reserve for loan losses..........................................      (35,822)       (37,344)
                                                                    -----------    -----------
 Net loans........................................................    2,247,125      2,295,908

 Premises, furniture and equipment................................       58,807         59,219
 Accrued interest receivable......................................       27,129         26,968
 Investment in corporate owned life insurance.....................       50,485             --
 Other assets.....................................................       60,388         61,402
                                                                    -----------    -----------
 Total assets.....................................................  $ 3,728,947    $ 3,614,173
                                                                    ===========    ===========

Liabilities
 Demand deposits..................................................  $   487,809    $   472,868
 Savings deposits.................................................      355,505        348,746
 NOW accounts.....................................................      304,045        318,413
 Money market deposits............................................      285,731        286,189
 Time deposits....................................................    1,367,077      1,369,759
                                                                    -----------    -----------
 Total deposits...................................................    2,800,167      2,795,975

 Short-term borrowings............................................      548,345        438,032
 Accrued interest payable.........................................       14,620         15,447
 Other liabilities................................................       26,560         27,207
                                                                    -----------    -----------
 Total liabilities................................................    3,389,692      3,276,661
                                                                    -----------    -----------

Stockholders' equity
 Preferred stock, no par value: 1,000 shares authorized, none
  issued..........................................................           --             --
 Common stock, $.01 par value: 30,000 shares authorized; 20,664 and 20,737 shares issued at March 31, 1998 and December 31,
  1997, respectfully; 20,088 and 20,072 outstanding at March 31,
  1998 and December 31, 1997, respectively........................          201            201
 Additional paid-in capital.......................................       62,901         63,049
 Retained earnings................................................      288,675        281,770
 Accumulated other comprehensive income...........................        1,191          6,644
 Treasury stock, at cost: 650 and 665 shares at March 31, 1998
  and December 31, 1997, respectively.............................      (13,713)       (14,152)
                                                                    -----------    -----------
 Total stockholders' equity.......................................      339,255        337,512
                                                                    -----------    -----------
 Total liabilities and stockholders' equity.......................  $ 3,728,947    $ 3,614,173
                                                                    ===========    ===========

------------------------------
See notes to consolidated financial statements.
/(1)/  Unaudited
/(2)/  Audited - See December 31, 1997 Form 10-K for Auditors' Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 First Midwest Bancorp, Inc.
                                            ------------------------------------


                                                    DONALD J. SWISTOWICZ
                                            ------------------------------------
Date: November 12, 1998                             Donald J. Swistowicz
                                                  Executive Vice President *


* Duly authorized to sign on behalf of the Registrant.



                                 EXHIBIT INDEX

Exhibit                                                             Sequential
Number                     Description of Documents                 Page Number
------                     ------------------------                 -----------

 27                        Financial Data Schedule                       5