Form 10-Q
period 1998-09-30
FIRST MIDWEST BANCORP INC
filed 1998-11-13
CIK 702325

================================================================================
SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1998, or

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 9, 1998, 29,047,539 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.


                     Exhibit Index is located on page 23.

                          FIRST MIDWEST BANCORP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS




Part I. FINANCIAL INFORMATION                                               Page
                                                                            ----
     Item 1. Financial Statements

          Consolidated Statements of Condition .............................   3

          Consolidated Statements of Income ................................   4

          Consolidated Statements of Cash Flows ............................   5

          Notes to Consolidated Financial Statements .......................   6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...........................  11


Part II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K ..............................  21

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CONDITION
                            (Amounts in thousands)

                                                                              September 30,    December 31,
                                                                               1998 /(1)/       1997 /(1)/
                                                                              -------------    ------------
Assets
     Cash and due from banks...............................................   $     160,391    $  166,188
     Federal funds sold and other short term investments...................          18,147        33,919
     Mortgages held for sale...............................................          42,342        26,857
     Securities available for sale, at market value........................       1,765,188     1,377,134
     Securities held to maturity, at amortized cost........................          53,117       138,294
     Loans.................................................................       2,925,729     3,044,794
     Reserve for loan losses...............................................         (44,837)      (46,965)
                                                                              -------------    ----------
     Net loans.............................................................       2,880,892     2,997,829

     Premises, furniture and equipment.....................................          76,341        78,805
     Accrued interest receivable...........................................          34,920        34,890
     Investment in corporate owned life insurance..........................          69,239           ---
     Other assets..........................................................          85,459        79,579
                                                                              -------------    ----------
     Total assets..........................................................   $   5,186,036    $4,933,495
                                                                              =============    ==========
Liabilities
     Demand deposits.......................................................         649,390       659,226
     Savings deposits......................................................         519,035       537,874
     NOW accounts..........................................................         425,787       400,750
     Money market deposits.................................................         518,695       466,531
     Time deposits.........................................................       1,934,238     1,871,226
                                                                              -------------    ----------
     Total deposits........................................................       4,047,145     3,935,607

     Short-term borrowings.................................................         622,773       483,601
     Accrued interest payable..............................................          16,237        18,935
     Other liabilities.....................................................          43,275        35,633
                                                                              -------------    ----------
     Total liabilities.....................................................       4,729,430     4,473,776
                                                                              -------------    ----------

Stockholders' equity
     Preferred stock, no par value: 1,000 shares authorized, none issued...             ---           ---
     Common stock, $.01 par value: 60,000 shares authorized; 30,365 and
     30,070  shares issued at September 30,1998 and December 31, 1997, respectfully 29,275 and 29,376 outstanding at September 30, 1998 and
     December 31, 1997,respectively........................................             293           294
     Additional paid-in capital............................................          87,834        87,137
     Retained earnings.....................................................         389,098       375,117
     Accumulated other comprehensive income................................          12,370        12,011
     Treasury stock, at cost:1,089 and 694 shares at September 30, 1998 and
       December 31, 1997 respectively......................................         (32,989)      (14,840)
                                                                              -------------    ----------
     Total stockholders' equity............................................         456,606       459,719
                                                                              -------------    ----------
     Total liabilities and stockholders' equity............................   $   5,186,036    $4,933,495
                                                                              =============    ==========

---------------------
See notes to consolidated financial statements.
/(1)/  Unaudited

                          FIRST MIDWEST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)

                                                               Quarters ended       Nine months ended
                                                             September 30,/(1)/     September 30,/(1)/
                                                             ------------------    --------------------
Interest Income                                               1998       1997        1998        1997
                                                             -------    -------    --------    --------
Loans ....................................................   $65,611    $67,791    $198,480    $198,523
Securities available for sale ............................    24,196     22,090      70,081      63,526
Securities held to maturity ..............................     1,106      1,795       1,637       5,324
Funds sold and other short-term investments ..............     1,807        782       5,019       1,683
                                                             -------    -------    --------    --------
        Total interest income ............................    92,720     92,458     275,218     269,056
                                                             -------    -------    --------    --------
Interest Expense
Deposits .................................................    37,820     36,055     110,318     103,260
Short-term borrowings ....................................     7,957      7,314      22,749      21,351
                                                             -------    -------    --------    --------
        Total interest expense ...........................    45,777     43,369     133,067     124,611
                                                             -------    -------    --------    --------
        Net Interest income ..............................    46,943     49,089     142,151     144,445
Provision for Loan Losses ................................     2,404      2,376       4,539       6,006
                                                             -------    -------    --------    --------
    Net interest income after provision for loan losses ..    44,539     46,713     137,612     138,439
                                                             -------    -------    --------    --------
Noninterest Income
Service charges on deposit accounts ......................     4,276      4,274      12,571      12,464
Trust and investment management fees .....................     2,157      2,174       6,924       6,276
Other service charges, commissions and fees ..............     2,378      2,043       7,136       6,543
Mortgage banking revenues ................................     2,020      1,665       5,533       4,446
Security gains  (losses), net ............................       633        669       1,107         983
Corporate owned life insurance income ....................       935        ---       2,239         ---
Other income .............................................     1,440      1,206       4,239       3,635
                                                             -------    -------    --------    --------
        Total noninterest income .........................    13,839     12,031      39,749      34,347
                                                             -------    -------    --------    --------
Noninterest Expense
Salaries and wages .......................................    15,798     15,108      47,229      44,590
Retirement and other employee benefits ...................     3,256      4,101      10,992      11,436
Occupancy expense of premises ............................     3,017      2,940       9,036       8,990
Equipment expense ........................................     1,873      2,176       6,149       6,319
Computer processing expense ..............................     2,442      2,324       7,644       6,663
Advertising and promotions ...............................     1,170        985       3,655       3,141
Professional services ....................................     1,891      1,794       5,853       5,611
Acquisition expense ......................................    16,148        ---      16,148         ---
Other expenses ...........................................     5,657      6,160      16,357      18,454
                                                             -------    -------    --------    --------
        Total noninterest expense ........................    51,252     35,588     123,063     105,204
                                                             -------    -------    --------    --------
Income before income tax expense .........................     7,126     23,156      54,298      67,582
Income tax expense .......................................     2,471      7,343      16,918      22,324
                                                             -------    -------    --------    --------
    Net Income ...........................................   $ 4,655    $15,813    $ 37,380    $ 45,258
                                                             =======    =======    ========    ========
Per Share Data
    Basic Earnings per share .............................   $  0.16    $  0.54    $   1.26    $   1.55
    Diluted Earnings per share ...........................   $  0.16    $  0.53    $   1.25    $   1.52

    Cash dividends declared per share ....................     0.225       0.20       0.675        0.60

    Weighted average shares outstanding ..................    29,616     29,248      29,579      29,245
    Weighted average diluted shares outstanding ..........    29,878     29,850      30,011      29,812

____________________________________
See notes to consolidated financial statements.
/(1)/ Unaudited

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
w                            (Amounts in thousands)

                                                                           Nine months ended
                                                                           September 30,/(1)/
                                                                        -----------------------
                                                                           1998         1997
                                                                        -----------   ---------
Operating Activities
    Net income ......................................................   $    37,380   $  45,258
    Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses .......................................         4,539       6,006
    Provision for depreciation and amortization .....................         6,547       6,617
    Net amortization of premium of securities .......................         6,791       2,493
    Net (gains) on securities available for sale from securities ....        (1,107)       (984)
    Net (gains) on sales of premises, furniture and equipment .......          (394)       (233)
    Net increase (decrease) in deferred income taxes ................         5,203      (1,185)
    Net amortization of purchase accounting adjustments, goodwill,
      and other intangibles .........................................         5,226       3,621
    Changes in operating assets and liabilities:
        Net (increase) decrease in loans held for sale ..............        15,485      (3,240)
        Net decrease (increase) in accrued interest receivable ......           (30)     (1,472)
        Net (increase) in other assets ..............................       (10,034)    (19,246)
        Net (increase) in corporate owned life insurance ............       (69,239)         --
        Net (decrease) in accrued interest payable ..................        (2,698)        803
        Net (decrease) in other liabilities .........................        15,714     (59,518)
                                                                        -----------   ---------
            Net cash (used) by operating activities .................       (17,587)    (21,080)
                                                                        -----------   ---------
Investing Activities
Securities available for sale:
    Proceeds from sales .............................................       546,581     344,439
    Proceeds from maturities, calls and paydowns ....................     1,316,724     505,852
    Purchases .......................................................    (2,166,485)   (858,060)
Securities held to maturity:
    Proceeds from sales .............................................         5,728
    Proceeds from maturities, calls and paydowns ....................         3,264       8,153
    Purchases .......................................................        (8,924)     (8,658)
Loans made to customers, net of principal collected .................        45,012     (44,257)
Proceeds from sales of foreclosed real estate .......................         3,534       3,096
Proceeds from sales of premises, furniture and equipment ............           363       1,701
Purchases of premises, furniture and equipment ......................        (4,052)    (10,478)
                                                                        -----------   ---------
            Net cash (used) provided by investing activities ........      (258,255)    (58,212)
                                                                        -----------   ---------
Financing Activities
Net increase in deposit accounts ....................................       111,538     205,538
Net increase (decrease) in short-term borrowings ....................       139,172     (95,651)
Net (sales) purchases of treasury stock .............................        21,879     (12,159)
Cash dividends ......................................................       (20,567)    (15,917)
Exercise of stock options ...........................................         2,251       7,185
                                                                        -----------   ---------
            Net cash provided (used) by financing activities ........       254,273      88,996
                                                                        -----------   ---------
            Net increase in cash and cash equivalents ...............       (21,569)      9,704
            Cash and cash equivalents at beginning of period ........       200,107     186,068
                                                                        -----------   ---------
            Cash and cash equivalents at end of period ..............   $   178,538   $ 195,772
                                                                        ===========   =========
Supplemental disclosures:
    Interest paid to depositors and creditors .......................   $   135,765   $ 112,578
    Income taxes paid ...............................................        13,615      25,658
    Non-cash transfers to foreclosed real estate from loans .........         1,527      (1,896)
    Non-cash transfers to securities available for sale from loans ..        85,519
                                                                        ===========   =========

--------------------
See notes to consolidated financial statements.
/(1)/  Unaudited

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of First Midwest Bancorp, Inc. ("First Midwest"), have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires Management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In addition, certain reclassifications have been made to the 1997 data to conform to the 1998 presentation. For further information with respect to significant accounting policies followed by First Midwest in the preparation of its consolidated financial statements, refer to First Midwest's Annual Report on Form 10-K for the year ended December 31, 1997.

Previously reported financial statements and other financial disclosures included in this Form 10-Q have been restated to include the October 1, 1997 acquisition of SparBank, Incorporated and the July 1, 1998 acquisition of Heritage Financial Services, Inc., both of which were accounted for as poolings of interests, for all periods presented. Further disclosures regarding these acquisitions are presented in Note 2 to the consolidated financial statements.


Earnings Per Share

Effective December 31, 1997, First Midwest adopted Financial Accounting Standards Board ("FASB") Statement No. 128 ("FASB No. 128"), "Earnings Per Share" which establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with earnings per common share ("basic EPS") which is computed by dividing net income by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Further, FASB No. 128 requires additional disclosures including dual presentation of basic and diluted EPS on the face of the Statement of Income for all periods presented. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. First Midwest's potential common shares represent shares issuable under its stock option plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period. In accordance with FASB No. 128, First Midwest has restated all prior period earnings per share. Further disclosures are presented in Note 7: Earnings Per Common Share.


New Accounting Pronouncements--FASB No. 131, 132 and 133

In June 1997, FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FASB No. 131") which establishes standards for public companies to report certain financial information about operating segments in interim and annual financial statements. Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by company management in deciding how to allocate resources and assessing performance. The statement also requires public companies to report certain information about their products, services and the geographic areas in which they operate. FASB No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The statement does not need to be applied to interim financial statements in the initial year of its application, but such comparative information will be required in interim statements the second year. At this time, Management is assessing this statement and has not determined whether the new reporting provisions will require supplemental disclosures by First Midwest. If applicable, however, First Midwest will begin reporting segment information in the 1998 Annual Report on Form 10-K.

In February 1998, FASB issued Statement No. 132, "Employer's Disclosures about Pensions and Other Post retirement Benefits" ("FASB No. 132") which supersedes the disclosure requirements in FASB No. 87, "Employers' Accounting for Pensions," FASB No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and FASB No. 106, "Employers' Accounting for Post retirement Benefits Other than Pensions."

The overall objective of FASB No. 132 is to improve and standardize disclosures about pensions and other Post retirement benefits and to make the required information easier to prepare and more understandable. The statement addresses disclosure issues only and does not change the measurement or recognition provisions specified in the above statements.

FASB No. 132 is effective for fiscal years beginning after December 15, 1997. First Midwest will include the disclosures required by FASB No. 132 in the 1998 Annual Report on Form 10-K.

In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133" or the "Statement"). The Statement's establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. FASB No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related changes in value of the hedged item in the income statement and requires that a company document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. FASB No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after its issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). FASB No. 133 cannot be applied retroactively; it must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). First Midwest has not yet quantified nor determined the extent to which the Statement will alter its use of certain derivatives in the future and the impact on its financial position or results of operations.

2. ACQUISITIONS

SparBank, Incorporated

On October 1, 1997 First Midwest consummated the acquisition of SparBank, Incorporated ("SparBank"), the holding company for McHenry State Bank, ("MSB"), in a transaction that was structured as a tax-free exchange and accounted for as a pooling of interests, resulting in the issuance of 3,231 shares of First Midwest Common Stock to SparBank stockholders. As a result of the merger, SparBank's only subsidiary, MSB, became a subsidiary of First Midwest. On February 23, 1998, MSB was merged into First Midwest's principal banking subsidiary, First Midwest Bank, National Association.

Coincident with the SparBank acquisition, First Midwest recorded $6,742 in acquisition-related costs consisting of $5,446 in acquisition expenses and $1,296 in provisions for loan losses incident to conforming MSB's credit policies to First Midwest's. The acquisition expenses, certain of which are nondeductible for income tax purposes, were recorded through the establishment of a reserve which is comprised of the following components as of the dates indicated:

                                                              September 30,   December 31,
                                                                  1998            1997
                                                              -------------   ------------
Reserve for Acquisition Expenses:
    Employee severance, outplacement, retirement programs
      and related costs ...................................        106            1,546
    Contract termination fees and other related costs .....        282              920
    Investment advisor fees ...............................        ---            1,401
    Legal, accounting and other professional fees .........        415            1,264
    Other .................................................        167              315
                                                                  ----           ------
                                                                  $970           $5,446
                                                                  ====           ======

Heritage Financial Services, Inc.

On July 1, 1998, First Midwest consummated the acquisition of Heritage Financial Services, Inc. ("Heritage"), in a transaction accounted for as a pooling of interests. Heritage, headquartered in the south suburban Chicago metropolitan area, was a multi-bank holding company whose subsidiaries included a 17 branch commercial bank, a trust company and a trust bank which also conducted an insurance agency business. Heritage had total assets and stockholders' equity of approximately $1.4 billion and $131 million, respectively, as of July 1, 1998. Each outstanding share of Heritage common stock, no par value, was converted into .7695 shares of First Midwest common stock, $.01 par value, resulting in the issuance of approximately 9,628 million shares of First Midwest Common Stock. Heritage's commercial bank was merged into First Midwest Bank, National Association, on October 23, 1998. First Midwest anticipates merging Heritage's trust company into its subsidiary, First Midwest Trust Company, N.A., in the fourth quarter 1998.

In connection with the acquisition, First Midwest recognized a third quarter pre-tax merger related charge of $16,798 consisting of $16,148 in acquisition expenses and $650 in provision for loan losses incident to conforming Heritage's credit policies to First Midwest's. The acquisition expenses, certain of which are nondeductible for income tax purposes, were recorded through the establishment of a reserve which is comprised of the following components as of the dates indicated:

                                                              September 30,        July 1,
                                                                  1998              1998
                                                              -------------       --------
Reserve for Acquisition Expenses:
     Employee severance, outplacement, retirement programs
       and related costs.......................................   $  887           $ 6,977
     Contract termination fees and other related costs.......        505               922
     Investment advisor fees.................................        ---             4,238
     Legal, accounting and other professional fees...........        210             1,312
     Branch closings costs...................................        500               500
     Other...................................................        215             2,198
                                                                  ------           -------
                                                                  $2,317           $16,148
                                                                  ======           =======

3.  SECURITIES

Securities Available for Sale - The amortized cost and market value of securities available for sale at September 30, 1998 and December 31, 1997 are as follows:

                                                          Securities Available for Sale
                             ----------------------------------------------------------------------------------------------
                                          September 30, 1998                             December 31, 1997
                             ----------------------------------------------  ----------------------------------------------
                                          Gross        Gross                                Gross       Gross
                             Amortized   Unrealized  Unrealized     Market    Amortized   Unrealized  Unrealized    Market
                               Cost       Gains        Losses       Value       Cost        Gains       Losses       Value
                             ----------  ----------  ----------  ----------  -----------  ----------  ----------    -------
U.S. Treasury securities     $   45,608    $   640   $     --    $   46,248  $  128,564     $   400    $   (14)   $  128,950
U.S. Agency securities          407,182      3,388        (36)      410,534      62,183          87        ---        62,270
Mortgage-backed securities      885,770      7,549     (9,498)      883,821     938,161       9,544     (1,164)      946,541
State and municipal
 securities                     372,038     18,579       (722)      389,895     194,994      10,551         (9)      205,536
Other securities                 34,117        573         --        34,690      33,435         421        (19)       33,837
                             ----------    -------   --------    ----------  ----------     -------    -------    ----------
        Total                $1,744,715    $30,729   $(10,256)   $1,765,188  $1,357,337     $21,003    $(1,206)   $1,377,134
                             ==========    =======   ========    ==========  ==========     =======    =======    ==========

In conjunction with the Heritage acquisition, First Midwest transferred certain state and municipal securities with an amortized cost of $85,519 from the held-to-maturity portfolio to available-for-sale incident to conforming the securities acquired to First Midwest's interest rate and credit risk policies. At the time of transfer the net unrealized gain on these securities totaled $3,427.

Securities Held to Maturity - The amortized cost and market value of securities held to maturity at September 30, 1998 and December 31, 1997 are as follows:

                                                          Securities Held to Maturity
                             ----------------------------------------------------------------------------------------------
                                          September 30, 1998                             December 31, 1997
                             ----------------------------------------------  ----------------------------------------------
                                          Gross        Gross                                Gross       Gross
                             Amortized   Unrealized  Unrealized     Market    Amortized   Unrealized  Unrealized    Market
                               Cost       Gains        Losses       Value       Cost        Gains       Losses       Value
                             ----------  ----------  ----------  ----------  -----------  ----------  ----------    -------
U.S. Treasury securities...  $   943       $    9    $   --      $   952     $  1,099       $    5     $   --     $  1,104
U.S. Agency securities.....      254           --        --          254           --           --         --           --
State and municipal
 securities................   32,040        1,815        --       33,855      119,013        3,861        (71)     122,803
Other securities...........   19,880            1        --       19,881       18,182           19        ---       18,201
                             -------       ------    ------      -------     --------       ------     ------     --------
         Total.............  $53,117       $1,825    $   --      $54,942     $138,294       $3,885     $  (71)    $142,108
                             =======       ======    ======      =======     ========       ======     ======     ========

The decrease in state and municipal securities is attributable to the reclassification of Heritage Securities from the held to maturity portfolio to available for sale portfolio on July 1, 1998. Additional information with respect to such reclassification can be found in the previous section entitled "Securities Available for Sale".

4. LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:

                                                September 30,     December 31,
                                                    1998              1997
                                                -------------     ------------
Commercial and industrial......................   $  820,340        $  796,073
Real estate - commercial.......................      791,107           858,627
Real estate - construction.....................      149,507           129,290
Real estate - 1-4 family.......................      451,719           506,077
Direct installment.............................      125,641            98,847
Indirect installment...........................      356,368           386,226
                                                  ----------        ----------
Total..........................................   $2,925,729        $3,044,794
                                                  ==========        ==========

During the second quarter of 1998, First Midwest securitized approximately $67,000 in 1 - 4 family real estate loans, retaining such assets in its securities available for sale portfolio as mortgage-backed securities.

5.  RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

Transactions in the reserve for loan losses for the quarters and nine months ended September 30, 1998 and 1997 are summarized below:

                                                                             Quarters ended,       Nine Months ended,
                                                                              September 30,           September 30,
                                                                           -------------------    ---------------------
                                                                             1998       1997       1998          1997
                                                                           --------    -------    -------       -------
Balance at beginning of period............................................  $45,054    $44,957    $46,965       $41,609
Provision for loan losses.................................................    2,404      2,376      4,539         6,006
  Loans charged-off.......................................................   (3,286)    (2,711)    (9,291)       (8,727)
  Recoveries of loans previously charged-off..............................      665      1,064      2,624         6,798
                                                                           --------    -------    -------       -------
         Net loan charge-offs.............................................   (2,621)    (1,647)    (6,667)       (1,929)
                                                                           --------    -------    -------       -------
Balance at end of period..................................................  $44,837    $45,686    $44,837       $45,686
                                                                           ========    =======    =======       =======

Information with respect to impaired loans at September 30, 1998 and 1997 is provided below:

                                                                                      September 30,
                                                                                   --------------------
                                                                                     1998        1997
                                                                                   --------     -------
Recorded Investment in Impaired Loans:
     Recorded investment requiring specific loan loss reserves /(1)/.............   $ 5,414     $ 3,633
     Recorded investment not requiring specific loan loss reserves...............    13,594       7,580
                                                                                   --------     -------
             Total recorded investment in impaired loans.........................   $19,008     $11,213
                                                                                   ========     =======
Specific loan loss reserve related to impaired loans.............................   $ 2,726     $ 1,290
                                                                                   ========     =======

/(1)/ These impaired loans require a specific reserve allocation because the value of the loans is less than the recorded investments in the loans.

For the nine months ended September 30, 1998 and 1997, the average recorded investment in impaired loans was approximately $18,002 and $14,099, respectively.

6.  COMPREHENSIVE INCOME

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

The components of comprehensive income, net of related taxes, for the quarters and nine months ended September 30, 1998 and 1997 are as follows:

                                                                Quarters Ended       Nine Months Ended
                                                                 September 30,          September 30,
                                                              ------------------     -------------------
                                                                1998       1997        1998        1997
                                                              -------    -------     -------     -------
Net income................................................    $ 4,655    $15,813     $37,380     $45,258
Unrealized gains/(losses) on securities, net of
   reclassification adjustment............................      6,179      4,091         359       7,891
                                                              -------    -------     -------     -------
       Comprehensive income...............................    $10,834    $19,904     $37,739     $53,149
                                                              =======    =======     =======     =======

Disclosure of Reclassification Amount:
--------------------------------------
Unrealized holding gains/(losses) arising
   during the period......................................    $ 6,311    $ 4,206     $ 4,311     $ 8,013
Less: Reclassification adjustment for (gains)/losses
   included in net income.................................       (132)      (115)     (3,952)       (122)
                                                              -------    -------     -------     -------
       Net unrealized gains/(losses) on securities........    $ 6,179    $ 4,091     $   359     $ 7,891
                                                              =======    =======     =======     =======

7.  EARNINGS PER COMMON SHARE

Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options and the conversion impact of convertible equity instruments.

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 1998 and 1997.

                                                                Quarters Ended       Nine Months Ended
                                                                 September 30,          September 30,
                                                              ------------------     -------------------
                                                                1998       1997        1998        1997
                                                              -------    -------     -------     -------
Net Income................................................    $ 4,655    $15,813     $37,380     $45,258
                                                              =======    =======     =======     =======

Average common shares outstanding.........................     29,616     29,248      29,579      29,245
Dilutive effect of employee stock options.................        262        602         432         567
                                                              -------    -------     -------     -------
Average diluted common shares outstanding.................     29,878     29,850      30,011      29,812
                                                              =======    =======     =======     =======

Earnings per share
    Basic.................................................    $  0.16    $  0.54     $  1.26     $  1.55
    Diluted...............................................    $  0.16    $  0.53     $  1.25     $  1.52


8.  CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business at September 30, 1998. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.


           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarters and nine months ended September 30, 1998 as compared to the same periods in 1997. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as First Midwest's 1997 Annual Report on Form 10-K. Results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the full year of 1998.

The consolidated financial statements and financial information for all previously reported periods presented herein have been restated to include First Midwest's October 1, 1997 acquisition of SparBank and July 1, 1998 acquisition of Heritage, both of which were accounted for as poolings of interests. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is presented in thousands, except per share data.

                            Summary of Performance

First Midwest's net income for the third quarter of 1998 totaled $4,655 or $.16 per diluted share which included acquisition related charges, fully discussed in
Note 2 to the consolidated financial statements, of $16,798 ($12,533, or $.42 per share, after tax). Net income for the quarter, exclusive of acquisition costs, increased 8.7% to $17,188 or $.58 per diluted share as compared to $15,813 or $.53 per diluted share for the third quarter of 1997. On an annualized basis, return on average assets and average stockholders' equity for the third quarter of 1998 were .36% and 3.88%, respectively. Exclusive of acquisition related charges, return on average assets and average stockholders' equity were 1.32% and 14.34%, respectively, as compared to the year-ago quarter of 1.29% and 14.30%, respectively.

Net income for nine months ended September 30, 1998 totaled $37,380 or $1.25 per diluted share which included the acquisition charges described above and in Note 2 to the consolidated financial statements. Exclusive of such charges, net income for the first nine months of 1998 increased 10.3% to $49,913 or $1.66 per diluted share as compared to $45,258, or $1.52 per diluted share for the same period in 1997. Annualized return on average assets and average stockholders' equity were .99% and 10.67%, respectively. Based on net income before acquisition charges, return on average assets and average stockholders' equity increased to 1.32% and 14.25%, respectively, as compared to 1.27% and 14.22%, respectively for the same period in 1997.

                              Net Interest Income

Net interest income on a tax equivalent basis totaled $48,989 for the third quarter of 1998, representing a decrease of $2,785 or 5.4% over the year-ago quarter totaling $51,774. As shown in the Volume/Rate Analysis on page 13, the decrease in net interest income is attributable to decreased interest income of $377 and higher interest expense of $2,408. The net interest margin for the third quarter of 1998 decreased by 44 basis points to 4.09% as compared to 4.53% for the same period in 1997. The decrease in net interest margin in 1998 is primarily due to three factors; (i) a lower level of high yielding loan volumes;
(ii) a significantly higher level of public funds at lower spreads; and (iii) the purchase of corporate owned life insurance. These factors are discussed below.

As shown on the Volume/Rate Analysis, $2,137 of the reduction in net interest income is due to a combination of both volume and rates earned on the loan portfolio as compared to the third quarter of 1997. The year-to-year reduction in loan volumes is due to two factors: a loan securitization and the planned outplacement of certain higher risk loans. Approximately $67,000 in 1-4 family residential real estate loans were securitized and transferred from the loan portfolio to the securities available for sale portfolio in early 1998 as a result of the integration of the MSB loan portfolio. Additionally, since January 1, 1998 First Midwest undertook the planned outplacement of approximately $40,000 in higher risk loans from both the First Midwest and Heritage loan portfolios in an effort to improve the risk profile of the consolidated portfolio.

Also contributing to the reduction in net interest margin in the third quarter of 1998 was an increase in public funds deposited by local governments of approximately $200,000 over 1997 levels. The net interest spread earned on these public funds in the third quarter of 1998 was approximately 106 basis points as compared to 204 basis points earned in the same quarter in 1997. The increase in volumes was due primarily to a higher level of tax receipts and operating funds deposited by this core customer base while the decrease in interest spread was primarily due to the volatility in the interest rate markets during the third quarter of 1998. The negative impact on net interest margin for the third quarter of 1998 resulting from the higher level of earning assets at the lower spread was approximately 14 basis points as compared to 1997.

Finally, First Midwest purchased approximately $69,000 in corporate owned life insurance during the first quarter of 1998. No such investment existed in 1997. The life insurance asset is reflected on the statement of condition as a non earning asset. Although the cost of funding the corporate owned life insurance flows through net interest income in the form of interest expense, the related income from such investment is reflected in the non-interest income section of the income statement. The earnings on corporate owned life insurance produces an after-tax earnings rate of approximately 9.08%. The negative impact on net interest margin for the third quarter of 1998 resulting from the exclusion of this income in net interest income was approximately 8 basis points.

For the nine month period ended September 30, 1998, net interest margin decreased to 4.27% from 4.56% for 1997. The Volume/Rate Analysis for the nine months ended September 30, 1998 as compared to the like 1997 period is presented on page 14.

Volume/Rate Analysis

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended September 30, 1998 and 1997. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                                                 Quarters Ended September 30, 1998 and 1997
                                       ------------------------------------------------------------------------------------------
                                                                               Average Interest                Interest
                                                Average Balances              Rates Earned/Paid             Income/Expense
                                       ------------------------------------------------------------------------------------------
                                                                                           Basis
                                                                Increase                   Points                      Increase
                                           1998        1997    (Decrease)   1998   1997  Inc/(Dec)   1998     1997     (Decrease)
                                       ----------  ----------  ----------  -----  -----  ---------  -------  -------  -----------
Federal funds sold and other
short-term investments................ $   78,104  $   35,900   $ 42,204   4.47%  5.63%   (1.16)%   $   872  $   509    $   363
Mortgages held for sale...............     47,148      14,340     32,808   7.92%  7.58%    0.34%        934      274        660
Securities available for sale/(1)/....  1,660,481   1,337,840    322,641   6.25%  7.03%   (0.78)%    25,940   23,702      2,238
Securities held to maturity/(1)/......     55,118     136,605    (81,487)  8.51%  7.77%    0.74%      1,173    2,674     (1,501)
Loans, net of unearned discount/(1)/..  2,950,660   3,011,647    (60,987)  8.93%  8.96%   (0.03)%    65,847   67,984     (2,137)
                                       ----------  ----------   --------   -----  -----   -------   -------  -------    -------
Total interest-earning assets/(1)/.... $4,791,511  $4,536,332   $255,179   7.91%  8.32%   (0.41)%   $94,766  $95,143    $  (377)
                                       ==========  ==========   ========   =====  =====   =======   =======  =======    =======
Savings deposits...................... $  526,215  $  556,538   $(30,323)  2.66%  2.69%   (0.03)%   $ 3,494  $ 3,775    $  (281)
NOW accounts..........................    448,654     436,092     12,562   2.40%  2.38%    0.02%      2,693    2,616         77
Money market deposits.................    511,504     424,974     86,530   4.04%  3.88%    0.16%      5,169    4,152      1,017
Time deposits.........................  1,908,637   1,813,605     95,032   5.55%  5.58%   (0.03)%    26,464   25,513        951
Short-term borrowings.................    617,925     537,397     80,528   5.15%  5.40%   (0.25)%     7,957    7,313        644
                                       ----------  ----------   --------   -----  -----   -------   -------  -------    -------
Total interest-bearing liabilities.... $4,012,935  $3,768,606   $244,329   4.56%  4.57%   (0.01)%   $45,777  $43,369    $ 2,408
                                       ==========  ==========   ========   =====  =====   =======   =======  =======    =======
Net interest margin/income/(1)/.......                                     4.09%  4.53%   (0.44)%   $48,989  $51,774    $(2,785)
                                                                           =====  =====   =======   =======  =======    =======


                                         -------------------------------
                                            Increase/(Decrease) in
                                         Interest Income/Expense Due to:
                                         -------------------------------
                                          Volume       Rate       Total
                                         -------     -------     -------
Federal funds sold and other..........   $   442     $   (79)    $   363
short-term investments................       650          10         660
Mortgages held for sale...............     4,390      (2,152)      2,238
Securities available for sale/(1)/....    (1,758)        257      (1,501)
Securities held to maturity/(1)/......    (1,366)       (771)     (2,137)
Loans, net of unearned discount/(1)/..   -------     -------     -------
                                         $ 2,358     $(2,735)    $  (377)
Total interest-earning assets/(1)/....   =======     =======     =======
                                         $  (202)    $   (79)    $  (281)
Savings deposits......................        76           1          77
NOW accounts..........................       869         148       1,017
Money market deposits.................     1,312        (361)        951
Time deposits.........................     1,004        (360)        644
Short-term borrowings.................   --------    -------     -------
                                         $ 3,059     $  (651)    $ 2,408
Total interest-bearing liabilities....   =======     =======     =======
                                         $  (701)    $(2,084)    $(2,785)
Net interest margin/income/(1)/.......   =======     =======     =======










   /(1)/Interest income and yields are presented on a tax-equivalent basis.

Volume/Rate Analysis

The table below summarizes the changes in average interest-bearing assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the nine months ended September 30, 1998 and 1997. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                                    Nine Months Ended September 30, 1998 and 1997
                                          ----------------------------------------------------------------
                                                                                     Average Interest
                                                    Average Balances                 Rates Earned/Paid
                                          ------------------------------------   -------------------------
                                                                                                   Basis
                                                                     Increase/                    Points
                                             1998         1997      (Decrease)   1998    1997    Inc/(Dec)
                                          ----------   ----------   ----------   -----   -----   ---------
Federal funds sold and other short-
  term investments ....................   $   62,229   $   25,074    $ 37,155    5.69%   5.58%     0.11%
Mortgages held for sale ...............       39,078       10,934      28,144    8.07%   7.76%     0.31%
Securities available for sale/(1)/ ....    1,491,026    1,287,699     203,327    6.51%   7.01%    (0.50)%
Securities held to maturity/(1)/ ......      116,030      134,351     (18,321)   7.22%   7.79%    (0.57)%
Loans, net of unearned discount/(1)/ ..    2,980,283    2,987,076      (6,793)   8.91%   8.91%       --
                                          ----------   ----------    --------    -----   -----    -----
Total interest-earning assets/(1)/ ....   $4,688,646   $4,445,134    $243,512    8.06%   8.30%    (0.24)%
                                          ==========   ==========    ========    =====   =====    =====
Savings deposits ......................   $  536,444   $  560,245    $(23,801)   2.62%   2.68%    (0.06)%
NOW accounts ..........................      427,301      410,725      16,576    2.33%   2.31%     0.02%
Money market deposits .................      482,205      412,175      70,030    3.98%   3.78%     0.20%
Time deposits .........................    1,875,228    1,767,250     107,978    5.54%   5.54%       --
Short-term borrowings .................      577,556      536,635      40,921    5.25%   5.32%    (0.07)%
                                          ----------   ----------    --------    -----   -----    -----
Total interest-bearing liabilities ....   $3,898,734   $3,687,030    $211,704    4.55%   4.52%     0.03%
                                          ==========   ==========    ========    =====   =====    =====
Net interest margin/income/(1)/ .......                                          4.27%   4.56%    (0.29)%
                                                                                 =====   =====    =====
                                                    Nine Months Ended September 30, 1998 and 1997
                                          ----------------------------------------------------------------
                                                                                  Increase/(Decrease)
                                                      Interest                        in Interest
                                                   Income/Expense                Income/Expense Due to:
                                          --------------------------------   -----------------------------
                                                                 Increase/
                                            1998       1997     (Decrease)    Volume      Rate      Total
                                          --------   --------   ----------   --------   --------   -------
Federal funds sold and other short-
  term investments ....................   $  2,654   $  1,047     $ 1,607    $ 1,583    $    24    $ 1,607
Mortgages held for sale ...............      2,365        635       1,730      1,702         28      1,730
Securities available for sale/(1)/ ....     72,807     67,510       5,297      9,368     (4,071)     5,297
Securities held to maturity/(1)/ ......      6,280      7,824      (1,544)    (1,018)      (556)    (1,544)
Loans, net of unearned discount/(1)/ ..    199,152    199,099          53       (453)       506         53
                                          --------   --------     -------    -------    -------    -------
Total interest-earning assets/(1)/ ....   $283,258   $276,115     $ 7,143    $11,182    $(4,039)   $ 7,143
                                          ========   ========     =======    =======    =======    =======
Savings deposits ......................   $ 10,552   $ 11,221     $  (669)   $  (469)   $  (200)   $  (669)
NOW accounts ..........................      7,477      7,106         371        291         80        371
Money market deposits .................     14,394     11,658       2,736      2,063        673      2,736
Time deposits .........................     77,895     73,275       4,620      4,486        134      4,620
Short-term borrowings .................     22,749     21,351       1,398      1,610       (212)     1,398
                                          --------   --------     -------    -------    -------    -------
Total interest-bearing liabilities ....   $133,067   $124,611     $ 8,456    $ 7,981    $   475    $ 8,456
                                          ========   ========     =======    =======    =======    =======
Net interest margin/income/(1)/ .......   $150,191   $151,504     $(1,313)   $ 3,201    $(4,514)   $(1,313)
                                          ========   ========     =======    =======    =======    =======


/(1)/Interest income and yields are presented on a tax-equivalent basis.

                              Noninterest Income

Noninterest income totaled $13,839 for the quarter ended September 30,1998, as compared to $12,031 for the same period in 1997. Exclusive of net security gains which totaled $633 for the third quarter 1998 as compared to net security gains of $669 for the like period in 1997, noninterest income increased by $1,844 or 16.2% with improvements occurring in most categories led by mortgage banking, other service charges and commissions and corporate owned life insurance.

Mortgage banking revenues increased for the third quarter 1998 by $355 or 21.3% due to strong demand for new and refinanced residential mortgages and increased loan sales. Mortgage loan origination volumes were up by 169% from the same quarter a year ago. Other service charges and commissions increased to $2,378 or 16.3% for the 1998 third quarter as compared to the 1997 third quarter level of $2,043. This increase is a result of higher merchant fees, debit card income and alternative investment revenues. A new source of revenues in 1998, corporate owned life insurance, which is further discussed on Page 12 of this Form 10-Q, totaled $935 for the quarter. Other income increased $234 or 19.4% for the 1998 quarter as compared to the 1997 third quarter primarily as a result of increased ATM income and certain miscellaneous gains on asset sales.

Noninterest income totaled $39,749 for the nine months ended September 30, 1998 as compared to $34,347, increasing $5,402 over the same period in 1997. Factoring out net security gains, noninterest income for 1998 compared to 1997 increased by $5,278, or 15.8%. In addition to the changes noted above, trust revenues increased by $648 or 10.3% for the first nine months of 1998 as compared to the like period a year ago as trust and investment assets under management reached $2.3 billion, an increase of 21% from the year earlier level due to both the result of general market appreciation and additional net new business.


                              Noninterest Expense

Noninterest expense, exclusive of $16,148 in acquisition charges discussed below, totaled $35,104 for the 1998 third quarter as compared to $35,588 for the same period a year ago for a decrease of $484 or 1.4%. For the nine months ended September 30, 1998, noninterest expense exclusive of acquisition charges, increased $1,711 or 1.6% compared to the same period a year ago. The current quarter decline in noninterest expense is primarily attributable to reduced employee related costs, equipment expense and other operating expenses primarily resulting from the Heritage integration activities in the third quarter of 1998.

The increase in salary and wage expense for the quarter and nine months ending September 30, 1998 are attributable to general merit raises and higher commissions paid to mortgage banking personnel due to increased sales volumes. Retirement and other employee benefits decreased $845, or 20.7% for the 1998 quarter due to lower profit sharing and pension plan costs as a result of changes to the First Midwest benefit plans effective January 1, 1998. As shown by the comparison of the nine months ended September 30, 1998 as compared to the 1997 period, the rate of increase in salary and wage expense decelerated in the third quarter of 1998 as compared to the nine month period, while the rate of decrease in retirement and benefit expense for the third quarter of 1998 accelerated. These positive comparisons result primarily from the completion of the integration of the MSB acquisition in February 1998 and the initiation of the Heritage integration activities in July 1998, both of which have positively affected personnel and personnel related expenses.

Equipment expense for the 1998 third quarter and nine months declined 14.0% and 2.7% respectively, as compared to the same periods a year ago due to reduced depreciation expense resulting from the elimination of duplicate equipment during the consolidation into First Midwest of both MSB and Heritage. Computer processing costs increased $118 for the current 1998 quarter and $981 for the 1998 nine month period as compared to the 1997 like period levels is primarily attributable to system conversion costs associated with the Heritage and MSB loan, deposit and trust systems integration into First Midwest subsidiaries.

Advertising and promotions expense rose $514 for the nine months ended September 30, 1998 as compared to prior years like period due to the implementation of a television advertising campaign coupled with the MSB and Heritage consolidations and the attendant costs related to customer retention and communication. As a result of new outsourcing in 1998, professional services expense increased 5.4% and 4.3% for the 1998 third quarter and nine months ended September 30, 1998, respectfully, as compared to the prior year like periods. Other operating expense levels are reflective of the elimination of certain redundant expenses incurred by both MSB and Heritage that have been eliminated as a result of the integration activities.

Incident to the July 1, 1998 acquisition of Heritage, a one time acquisition related charge totaling $16,148 was recognized in the third quarter 1998, consisting of investment banker and professional fees, severance and related benefits due to staff reductions and conforming accounting adjustments. Further disclosures are presented in Note 2 to the consolidated financial statements.

Exclusive of acquisition charges, the efficiency ratio for the quarter ended September 30, 1998 was 55.00% as compared to the 1997 third quarter ratio of 55.97%. The efficiency ratios for the nine months ended September 30, 1998 and 1997 were 56.22% and 56.52%, respectively.

                              Income Tax Expense

Income tax expense totaled $2,471 for the quarter ended September 30,1998, a decrease from $7,343 for the same period in 1997 and reflects effective income tax rates of 34.6% and 31.7%, respectively. Income tax expense totaled $16,918 for the nine months ended September 30, 1998 a decrease from $22,324 for the 1997 nine month period and reflects effective tax rates of 31.1% and 33.0%, respectively. Certain acquisition related expenses recorded during the third quarter of 1998 were not deductible for income tax purposes. Factoring out the acquisition related charge from the third quarter and nine months of 1998, the effective tax rate would have been 27.8% and 29.7%, respectively. The decrease in effective tax rate for both periods as compared to the like periods in 1997 is due primarily to planned increases in state tax exempt income.

                Nonperforming Assets and 90 Day Past Due Loans

At September 30, 1998, nonperforming assets totaled $25,683 and loans past due 90 days or more and still accruing interest totaled $11,044. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing, as of the close of the last five calendar quarters:

                                                                   1998                        1997
Nonperforming Assets and                             -------------------------------------------------------
90 Day Past Due Loans                                Sept. 30,   June 30,   March 31,    Dec. 31   Sept. 30,
                                                     ---------   --------   ---------   --------   ---------
Nonaccrual loans                                       $22,326    $23,755     $20,767    $11,699     $12,955
Renegotiated loans                                          --         --          --        139         139
                                                       -------    -------     -------    -------     -------
Total nonperforming loans                               22,326     23,755      20,767     11,838      13,094
Foreclosed real estate                                   3,357      3,160       4,074      5,119       5,634
                                                       -------    -------     -------    -------     -------
  Total nonperforming assets                           $25,683    $26,915     $28,841    $16,957     $18,728
                                                       =======    =======     =======    =======     =======
  % of total loans plus foreclosed real estate            0.88%      0.94%       0.83%      0.56%       0.62%
                                                       =======    =======     =======    =======     =======
90 days past due loans accruing interest               $11,044    $ 7,408     $ 9,254    $ 5,736     $ 5,320
                                                       =======    =======     =======    =======     =======

Nonaccrual loans, totaling $22,326 at September 30, 1998 are comprised of commercial and agricultural loans (63%) real estate loans (29%) and consumer loans (8%). The increase in nonaccrual loans in the first quarter of 1998 is attributable to two commercial loan customers, each comprising approximately one-half of the increase. The increase in 90 day past due loans in the third quarter of 1998 is split approximately evenly between Commercial and Consumer Loans. Foreclosed real estate, totaling $3,357 at September 30, 1998, primarily represents commercial real estate properties.

First Midwest's disclosure with respect to impaired loans is contained in Note 5 to the consolidated financial statements, located on page 9.

                     Provision and Reserve for Loan Losses

Transactions in the reserve for loan losses during the three and nine months ended September 30, 1998 and 1997 are summarized in the following table:

                                                  Quarters Ended     Nine Months Ended
                                                   September 30,       September 30,
                                                 -----------------   -----------------
                                                  1998      1997      1998      1997
                                                 -------   -------   -------   -------
Balance at beginning period...................   $45,054   $44,957   $46,965   $41,609
  Provision for loan losses...................     2,404     2,376     4,539     6,006
  Loans charged off...........................    (3,286)   (2,711)   (9,291)   (8,727)
  Recoveries of loans previously charged-off..       665     1,064     2,624     6,798
                                                 -------   -------   -------   -------
    Net loan (charge-offs)....................    (2,621)   (1,647)   (6,667)   (1,929)
                                                 -------   -------   -------   -------
Balance at end of period......................   $44,837   $45,686   $44,837   $45,686
                                                 =======   =======   =======   =======

The provision for loan losses charged to operating expense for the third quarter of 1998 totaled $2,404 as compared to $2,376 for the same quarter in 1997. Contributing in part to the current quarter 1998 increase in provision for loan losses was a one time provisioning of $650 in connection to the Heritage acquisition incident to conforming Heritages credit policies to First Midwest's.

The amount of the provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values, and Management's assessment of current and prospective economic conditions. Loan charge-offs, net of recoveries, for the quarter totaled $2,621, or .35% of average loans in 1998 as compared to 1997 loan charge-offs of 1,647 or .22%. A major component of loan recoveries for the nine months of 1997 were proceeds received in the first quarter of 1997 totaling $4,050 received in settlement of a 1993 lawsuit related to loans charged off in 1992. Since the receipt of the settlement in the first quarter of 1997, First Midwest has provided for loan losses, on an aggregate basis from the first quarter of 1997 through the third quarter of 1998, in excess of aggregate net charge-offs for the same period. Furthermore, at September 30, 1998, the reserve for loan losses totaled $44,837 or 1.53% of total loans outstanding.

The reserve for loan losses at September 30, 1998 was comprised of three parts: allocated for specific impaired loans, $2,726; allocated for general segments of unimpaired loans, $14,235; and unallocated, $27,876. That part of the reserve allocated for specific impaired loans is discussed in Note 5 to the consolidated financial statements located on page 9. That part of the reserve allocated for unimpaired general loan segments represents First Midwest's best judgment as to potential loss exposure based upon both historical loss trends as well as loan ratings and qualitative evaluations of such segments. The unallocated portion of the reserve is that part not allocated to either a specific loan on which loss is anticipated or allocated to general segments of the unimpaired loan portfolio. The reserve level is considered adequate in relation to the estimated risk of future losses within the loan portfolio.

The distribution of the loan portfolio is presented in Note 4 to the consolidated financial statements. The loan portfolio, consists predominantly of loans originated by First Midwest from its primary markets and generally represents credit extension to multi-relationship customers.

                                    Capital

The table below compares First Miwest's capital structure to the minimum capital ratios required by its primary regulator, the Federal Reserve Board ("FRB"). Also provided is a comparison of capital ratios for First Midwest's banking subsidiaries, First Midwest Bank, N.A. ("FMB, N.A."), and Heritage Bank ("Heritage"), to their primary regulators. First Midwest, FMB, N.A. and Heritage are subject to the minimum capital ratios defined by banking regulators pursuant to the FDIC Improvement Act ("FDICIA") and have capital measurements in excess of the levels required by their respective bank regulatory authorities to be considered "well-capitalized" which is the highest capital category established under the FDICIA.

                                                    As of September 30, 1998
                           ---------------------------------------------------------------------------
                           Bank Holding Company                      Subsidiary Banks
                           --------------------     --------------------------------------------------
                                                                                             Minimum
                                        Minimum                             Regulatory        Well-
                            First      Required       FMB,                   Minimum       Capitalized
                           Midwest        FRB         N.A.     Heritage      Capital         FDICIA
                           -------     --------     ------     --------     ----------     -----------
Tier I capital to risk-
  based assets .........    11.82%       4.00%       9.59%       9.91%         4.00%          6.00%
Total capital to risk-
  based assets .........    13.07%       8.00%      10.84%      11.16%         8.00%         10.00%
Leverage ratio .........     8.12%       3.00%       6.88%       5.58%         3.00%          5.00%
                            ======       =====      ======      ======         =====         ======

                                   Dividends

First Midwest's strong earnings and capital position have allowed the Board of Directors to increase the quarterly dividend every year since 1993. The following table summarizes the dividend increases declared during the years 1994 through 1997:

                                   Quarterly Rate
              Date                    Per Share               % Increase
         -----------------       ------------------         --------------
           November 1997               $.225                     13%
           November 1996               $ .20                     18%
           February 1996               $ .17                     13%
           February 1995               $ .15                     15%
           February 1994               $ .13                     13%


On September 2, 1998, the First Midwest Board of Directors authorized the repurchase of up to 850,000 shares of its common stock on the open market or in private transactions. The repurchase shares will be reserved for future issuance in conjunction with First Midwest's dividend reinvestment plan, qualified and nonqualified retirement plans and stock option plans, as well as for other general corporate purposes. First Midwest repurchased 581,903 shares during the third quarter of 1998.

                        YEAR 2000 READINESS DISCLOSURE

INTRODUCTION

Notice is hereby given that the Year 2000 statement set forth below is being designated a Year 2000 Readiness Disclosure in accordance with Section 7(b) of the Year 2000 Information and Readiness Disclosure Act.

For a number of months, First Midwest has been engaged in the process of addressing a potential problem that is facing all users of automated information systems, including personal computers, that is generally referred to as the Year 2000 Issue. The problem is the result of computer systems processing transactions based upon 2 digits representing the year of the transaction rather than 4 full digits (i.e. 97 for 1997). These computer systems may not operate properly when the last two digits become "00", as will occur on January 1, 2000. In some cases, this could result in a system failure, miscalculations causing disruptions of operations, temporary inability to process transactions, send invoices or engage in similar normal business activities. The problem could effect a wide variety of automated information systems such as main frame computer applications, personal computers, communications systems, including telephone systems, and other information systems utilized by not only First Midwest but also its vendors and customers.

The most significant of First Midwest's automated information systems affected by the Year 2000 Issue are the data processing systems used to process transactions and information for loan, deposit and trust customers. First Midwest currently purchases the services for these systems from two nationally recognized data processing vendors. Other programs and applications used in First Midwest's operations that will be affected by the Year 2000 Issue includes building and security systems equipment (including proof machines, sorters and cash dispensers), hardware (including routers, servers, printers and controllers), ATM modems and computer software. The majority of these items have been purchased from outside vendors who are responsible for maintenance of the systems and modifications to enable uninterrupted usage. Additionally, First Midwest does have some in-house applications, interface equipment and interfaces that must be reviewed and modified.

A detailed discussion of the state of readiness, risks, contingency plans and costs associated with First Midwest's plan to address the Year 2000 issue are discussed below:

STATE OF READINESS

First Midwest's Year 2000 plan process began in April 1997. At that time the Chief Information Officer/Executive Vice President of Bank was appointed the Year 2000 plan coordinator and a steering committee was formed consisting of representatives from the appropriate disciplines across the Company. The Year 2000 steering committee has been meeting regularly since August 1997. The Company's internal auditor is a participant at the Committee meetings. To date, First Midwest has completed the initial awareness phase as well as the assessment phase, identifying all mission critical applications, vendors and external agents. First Midwest is currently progressing on schedule with the finalization of the renovation process and the testing (validation) of hardware and software. First Midwest anticipates that Year 2000 compliance will be achieved for substantially all mission critical applications by the end of 1998. Further renovation and testing will occur in first quarter 1999, the timing dictated by external vendors scheduling.

First Midwest relies on outsourced data processing for core banking applications from two nationally recognized data processing vendors. For both vendors the computer programming language ("code") affected by the Year 2000 issue has been fully renovated, tested, and placed in production as of October 31, 1998. Year 2000 compliance testing of the mainframe banking applications is planned for the first quarter of 1999. This will occur with the existing live code which was renovated, tested and placed in production in October 1998.

The Year 2000 plan has been fully documented in a narrative format which outlines the procedures and processes used to achieve compliance. Of the 509 mission critical applications requiring renovation, approximately 18% have been renovated and 82% are scheduled for renovation. In terms of software, hardware and equipment 44% are compliant, 24% required renovation and are now compliant, 12% are scheduled to be renovated and 20% are awaiting scheduling.

The Year 2000 plan is divided into a number of sections focusing on applications (software, hardware, equipment, forms, etc.), third party vendors, and customer or external agent relationships. In March 1997 a review of the plan was conducted by a consulting firm with expertise in Year 2000 compliance. The final report was rendered in June 1998 containing two recommendations for enhancement to the plan, both of which were implemented. The Year 2000 plan coordinator periodically submits written reports to the Board of Directors relative to the Company's Year 2000 plan status and compliance.

RISKS FROM YEAR 2000 ISSUES

The predominant risk associated with the Year 2000 issue for First Midwest rests with the functionality of the mainframe systems. Since First Midwest relies heavily on outsourced processing, the preparedness of both outside vendors are of paramount importance. The risks associated with the inability to process mainframe information would be detrimental to and for this reason the Company has entered into an agreement for contingency processing with a third nationally recognized data processing vendor in the event of Year 2000 noncompliance by either primary data processing vendor. In addition, efforts are being made to remain abreast of the progress of its vendors with regard to their respective preparedness. The Year 2000 renovated code is currently functional in the live system and has been tested by both of First Midwest's primary data processing vendors. Proxy test results are being reviewed and maintained for further assurance of the compliance of these organizations.

With regard to other turnkey systems and hardware, First Midwest has a program of renovation in process with testing to occur in the latter part of November 1998.

Customers present potential risk relative to their compliance with Year 2000 within their own organizations. First Midwest has identified critical relationships and has initiated a plan to assess the Year 2000 sufficiency of the customer base. As of November 1998 the identified portfolio of mission critical customer relationships has been rated "low" on a scale of high, moderate or low Year 2000 risk. In addition, for all such customers rated "high" risk, a follow up review is conducted every 3 weeks, while for "moderate" ratings a follow up review is conducted every 4 weeks, and "low" risk customers, a follow up review is conducted every ninety days. Although it is very difficult to assess or quantify the Year 2000 risk level of customer relationships, the percentage of mission critical customers rated "high" is 12%.

Vendors and other third party relationships are also under evaluation. First Midwest relies on a number of critical vendors, with whom communications relative to Year 2000 risk levels are regularly reviewed. Of such vendors one of the most critical is the outsourced item processing vendor. That vendor, a nationally recognized data processor appears to be well advanced with Year 2000 compliance efforts. Of third party vendors and suppliers, perhaps the most difficult assessment of Year 2000 risk are utility companies, such as electrical, gas and telephone utilities. This is a risk that is shared by everyone and cannot be accurately quantified at this time.


CONTINGENCY PLANS

The primary contingency plan of First Midwest is the contingency processing agreement with the vendor discussed above. The purpose of this agreement is to hold a place for converting to that data processor in the event that either or both primary processing vendors do not become Year 2000 compliant and First Midwest elects to proceed with this contingency plan.

First Midwest, as part of its contingency plan, has identified the core business units of the Company and the associated computer applications pertinent to these core business units. Trigger dates and contingency plans have been identified for each of the "mission critical" systems applicable to these units, none of which have required execution at this time. Furthermore, First Midwest has identified failure scenarios and is in the process of developing information to identify (1) the minimum level of output and services, (2) critical requirements/tools to produce the minimum level of outputs and services and (3) recovery plans for minimum levels of outputs and services.

A formal conversion process along with a designated team of internal managers will prepare for the century turn beginning in October 1999 and respond to operational problems and issues that may arise. This readiness process is intended to mitigate further problems and define the support structure to respond to the issues that arise after the century turn.


COSTS TO ADDRESS YEAR 2000 ISSUES

First Midwest's plan to become Year 2000 compliant is being executed with internal resources, primarily through its Information Systems staff. First Midwest currently expects to utilize minimal contract consulting to supplement its internal staff. As First Midwest relies predominantly on outsourced vendors for most of the core applications, significant costs associated with Year 2000 renovation are not expected to be experienced. First Midwest has been informed by its primary data processing vendors that they have no current expectation to pass on Year 2000 compliance costs to First Midwest as the service contracts with these vendors make no such provision. As a result, the primary costs that are expected to be incurred with the Year 2000 plan involve micro-computer hardware replacement and upgrades, operating system upgrades, software replacement and equipment and forms upgrades. These costs, as well as the payroll costs and consulting expenses incurred will be expensed as incurred.

Based on the Year 2000 plan as currently being executed and the best available information, First Midwest does not anticipate the cost to address the Year 2000 issues will have a material adverse impact on its financial condition, results of operation or liquidity.


FORWARD LOOKING STATEMENTS

The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-Q contain various "forward looking statements" within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents First Midwest's expectations and benefits concerning future events including, but not limited to, the following: cost savings related to the integration of the MSB and Heritage acquisition; the loan loss reserve levels going forward; Management's assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions; dividends to shareholders and the Company's state of readiness, risks plus and costs relative to the Year 2000 issue.

First Midwest cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business related risks and uncertainties effecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitations, the following: significant fluctuations in market interest rates; operational limitations and costs related to changing technologies and their effect on the Company's ability to sustain efficient operations; deviations from the assumptions used to evaluate the appropriate level of the reserve for loan losses; the impact of future earnings performance and capital levels on dividends declared by the Board of Directors; and the steps necessary to address the Year 2000 Issue including ensuring that not only First Midwest's automated systems, but also those of vendors and customers, can become Year 2000 compliant.

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

                          PART II.  OTHER INFORMATION

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Exhibit Index appearing on page 23.

(b)  Form 8-K:

     - On July 1, 1998 First Midwest filed a report on Form 8-K announcing the consummation of the acquisition of Heritage Financial Services, Inc. on July 1, 1998.

     - On August 20, 1998 First Midwest filed a report on Form 8-K to report 30 days combined financial performance as a result of the acquisition of Heritage Financial Services, Inc. by First Midwest on July 1, 1998.

     - On September 2, 1998 First Midwest filed a report on Form 8-K to announce the Company's intention to repurchase up to 850,000 shares of its common stock outstanding.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        First Midwest Bancorp, Inc.
                                        ---------------------------


                                        DONALD J.  SWISTOWICZ
                                        ---------------------------
Date: November 12, 1998                 Donald J. Swistowicz
                                        Executive Vice President *


* Duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX



Exhibit                                                         Sequential
Number     Description of Documents                             Page Number
-------    ------------------------                             -----------

27         Financial Data Schedule                                  24
