Form 10-K
period 1998-12-31
FIRST MIDWEST BANCORP INC
filed 1999-03-05
CIK 702325

SECURITIES AND EXCHANGE COMMISSION
FORM 10-K
Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required] for the fiscal year ended December 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_].

As of February 26, 1999, 28,933,060 shares of common stock of the Registrant were outstanding. The aggregate market value of the shares of common stock held by non-affiliates as of such date was approximately $968,593,000 based on the NASDAQ Stock Market closing price.

Documents incorporated by reference:
Registrant's Proxy Statement for the 1999 Annual Shareholders' Meeting - Parts I and III

                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                Page
                                                                ----
                                     Part I

Item 1.     Business............................................  3
Item 2.     Properties.......................................... 10
Item 3.     Legal Proceedings................................... 10
Item 4.     Submission of Matters to a Vote of
              Security Holders.................................. 10

                                    Part II

Item 5.     Market for the Registrant's Common Equity and
              Related Shareholder Matters....................... 11
Item 6.     Selected Financial Data............................. 12
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations............... 13
Item 7a.    Qualitative and Quantitative Disclosures about
              Market Risk....................................... 13
Item 8.     Financial Statements and Supplementary Data......... 40
Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure............ 64

                                    Part III

Item 10.    Directors and Executive Officers of the Registrant.. 64
Item 11.    Executive Compensation.............................. 65
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management.................................... 65
Item 13.    Certain Relationships and Related Transactions...... 65

                                    Part IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K..............................  65

                                     PART 1

                                ITEM 1. BUSINESS
First Midwest Bancorp, Inc.

First Midwest Bancorp, Inc. ("First Midwest" or the "Company") is a Delaware corporation that was incorporated in 1982 for the purpose of becoming a multi-bank holding company registered under the Bank Holding Company Act of 1956. On February 28, 1983, the Company received approval from the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to become a bank holding company and on March 31, 1983, the Company was formed through an exchange of common stock. The Company is Illinois' 3rd largest publicly traded banking company with assets of approximately $5.2 billion at year-end 1998 and is headquartered in the Chicago suburb of Itasca, Illinois. The Company and its Affiliates employed approximately 1,700 full time equivalent employees at December 31, 1998.

The Company has responsibility for the overall conduct, direction and performance of its subsidiaries (the "Affiliates") hereinafter described. The Company provides specialized services to the Affiliates in various areas, establishes Company policies and procedures and serves as a source of strength in providing capital and other resources as needed. Responsibility for the management of the Affiliates rests with their respective Boards of Directors and Officers. There was no material change in the lines of business of the Company or its Affiliates during 1998.

Banking Affiliate - First Midwest Bank, National Association

The Company's banking affiliate is First Midwest Bank, National Association (the "Bank"). At December 31, 1998, the Bank had $5.2 billion in total assets and $4.1 billion in total deposits and operated 76 banking offices, primarily in northern Illinois and Iowa.

The Bank is engaged in commercial and retail banking and offers a broad range of lending, depository and related financial services including accepting deposits; commercial and industrial, consumer and real estate lending; collections; safe deposit box operations; and other banking services tailored for individual, commercial and industrial, and governmental customers. Structurally, the Bank is comprised of two divisions, a sales division in five geographical regions and a support division providing corporate administrative and support services through various functional departments. At year-end 1998, the Bank had approximately 1,530 full time equivalent employees operating in 76 banking offices, primarily in suburban metropolitan Chicago, as further discussed below.

Approximately 85% of the Bank's assets are located in the suburban metropolitan Chicago area. Within the Chicago metropolitan area, the Bank operates in three of the fastest growing counties in Illinois; Lake and McHenry Counties, north and northwest of the City of Chicago, and Will County, southwest of the City. Lake County has the highest average household income in the State of Illinois and the third highest employment rate, with employment growth rates estimated to be approximately 27% for the period 1998 through 2007. McHenry County, which is adjacent to Lake County on the West, has the fourth highest average household income and the eleventh highest employment rate, with employment growth rate estimated to be approximately 17% for the same forward period. Will County ranks seventh and sixth by the same measures, respectively, and has employment growth rates estimated to be approximately 20% for the same forward period. The Bank has the largest share of bank deposits in the Will County market and the second largest in the Lake and McHenry markets, with an estimated 10% of Lake County, 14% of McHenry County and 19% of Will County.

Another approximate 11% of the Bank's assets are located in the "Quad Cities" area of Western Illinois and Eastern Iowa which includes the Illinois cities of Moline and Rock Island and the Iowa cities of Davenport and Bettendorf. The Quad Cities region has a population of approximately 400,000, employment in excess of 200,000 jobs, and annual retail sales of approximately $2.5 billion. Employment growth in this market area is projected to be approximately 8% for the period 1998 through 2005. The Bank has an approximate 7% market share, or the third largest, in the Quad Cities.

The Bank maintains branch operations in downstate Illinois primarily in Vermilion and Champaign Counties, that represent approximately 4% of the Bank's total assets. Champaign, Illinois is the home of the University of Illinois. The Bank has approximately 15% of the total deposits in the Vermilion County market.

Trust, Investment Management, Mortgage Banking and Insurance Affiliates

In addition to the Bank, the Company also operates four Affiliates that offer trust, investment advisory and mortgage banking-related services as well as insurance products. These Affiliates operate in the same markets served by the Bank.

First Midwest Trust Company, N.A. (the "Trust Company") provides trust and investment management services to its clients, acting as executor, administrator, trustee, agent, and in various other fiduciary capacities. As of December 31, 1998, the Trust Company had approximately $2.2 billion in assets under management and in nondiscretionary custody accounts, comprised of accounts ranging from small personal investment portfolios to large corporate employee benefit plans.

First Midwest Mortgage Corporation ("FMMC") began operations on January 1, 1994 and was formed as a separate company to consolidate the residential real estate mortgage loan origination, sales and servicing operations conducted by the Bank. Information with respect to the residential real estate mortgage loan operations of FMMC can be found in the "Noninterest Income" section of Management's Discussion and Analysis of Financial Condition and Results of Operations located on page 22.

First Midwest Insurance Company operates as a reinsurer of credit life, accident and health insurance sold through the Bank, primarily in conjunction with the consumer lending operations.

Heritage Bank, National Association provides trust and investment management services to its clients and during 1998 operated an insurance agency that offered a broad range of insurance products. In connection with the merger of the other Heritage Financial Services, Inc. subsidiaries discussed below, the insurance agency was transferred to First Midwest Bank, National Association. Heritage Bank, National Association continues to operate as a provider of trust and investment management services.

Merger with Heritage Financial Services, Inc.

On July 1, 1998, the Company merged with Heritage Financial Services, Inc. ("Heritage") in a transaction accounted for as a pooling-of-interests. As a result of the merger of Heritage into the Company, Heritage Bank and Heritage Trust Company, subsidiaries of Heritage, became direct subsidiaries of First Midwest. On October 26, 1998 Heritage Bank was merged into First Midwest Bank, National Association. On December 31, 1998 Heritage Trust Company was merged into the First Midwest Trust Company. A discussion of the merger with Heritage is included under the "Acquisitions" of Management's Discussion and Analysis of Financial Condition and Results of Operations located on page 13 and in Note 2 to "Notes to Consolidated Financial Statements" located on page 48.

Competition

Illinois, and more specifically the metropolitan Chicago area, is a highly competitive market for banking and related financial services. Competition is generally expressed in terms of interest rates charged on loans and paid on deposits, the ability to garner new deposits, the scope and type of services offered, extended banking hours, access to bank services through branches, and the offering of additional services such as fiduciary and brokerage services. The Bank competes with other banking institutions and savings and loan associations, personal loan and finance companies, and credit unions within its market areas. In addition, the Bank competes for deposits with money market mutual funds and investment brokers. The Bank's market areas are experiencing increased competition from the acquisition of local financial institutions by out-of-state commercial banking institutions.

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

Under interstate banking legislation, adequately capitalized and managed bank holding companies are permitted to acquire control of a bank in any state. States, however, may prohibit acquisitions of banks that have not been in existence for at least five years. The Federal Reserve Board is prohibited from approving an application if the applicant controls more than 10 percent of the total amount of deposits of insured depository institutions nationwide. In addition, interstate acquisitions may also be subject to statewide concentration limits.

The Federal Reserve Board would be prohibited from approving an application if, prior to consummation, the applicant controls any insured depository institution or branch in the home state of the target bank, and the applicant, following consummation, would control 30 percent or more of the total amount of deposits of insured depository institutions in that state. This legislation also provides that the provisions on concentration limits do not affect the authority of any state to limit the percentage of the total amount of deposits in the state which would be held or controlled by any bank or bank holding company to the extent the application of this limitation does not discriminate against out-of-state institutions. States may also waive the statewide concentration limit. The legislation authorizes the Federal Reserve Board to approve an application without regard to the 30 percent statewide concentration limit, if the state allows a greater percentage of total deposits to be so controlled, or the acquisition is approved by the state bank regulator and the standard on which such approval is based does not have the effect of discriminating against out-of-state institutions.

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

Interstate branches will be required to comply with host state community reinvestment, consumer protection, fair lending, and intrastate branching laws, as if the branch were chartered by the host state. An exception is provided for national bank branches if federal law preempts the state requirements or if the OCC determines that the state law has a discriminatory effect on out-of-state banks. All other laws of the host state will apply to the branch to the same extent as if the branch were a bank, the main office being located in the host state.

The interstate branching by merger provisions became effective on June 1, 1997, and allowed each state, prior to the effective date, the opportunity to "opt out", thereby prohibiting interstate branching within that state. Of those states in which First Midwest's banking subsidiaries are located (Illinois and Iowa), neither has adopted legislation to "opt out" of the interstate branching provisions. Furthermore, pursuant to the Branching Act, a bank is now able to add new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching.

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

Federal law prohibits acquisition of "control" of a bank or bank holding company without prior notice to certain federal bank regulators. "Control" is defined in certain cases as the acquisition of as little as 10% of the outstanding shares. Furthermore, under certain circumstances, a bank holding company may not be able to purchase its own stock where the gross consideration will equal 10% or more of the company's net worth without obtaining approval of the Federal Reserve Board.

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

The minimum capital ratios established by the guidelines are based on both tier 1 and total capital to total risk-based assets. Total risk-based assets are calculated by assigning each on-balance sheet asset and off-balance sheet item to one of four risk categories depending on the nature of each item. The amount of the items in each category is then multiplied by the risk-weight assigned to that category (0%, 20%, 50% or 100%). Total risk-based assets equals the sum of the resulting amounts. At December 31, 1998, banking institutions were required to maintain a minimum ratio of tier 1 capital to total risk-based assets of 4.0%, with "tier 1 capital" generally defined as stockholders' equity less certain intangible assets. In addition, banking institutions are required to maintain a minimum ratio of total capital to total risk-based assets of 8.0%, with at least 50% of the risk-based capital requirement to be met with tier 1 capital. Total capital is generally defined to include tier 1 capital plus limited levels of the reserve for loan losses.

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

The Company exceeds the minimum required capital guidelines for both risk-based capital ratios and the leverage ratio at December 31, 1998. The Company's capital structure and capital ratios relative to the regulatory guidelines are further detailed in the "Capital Management and Dividends" section of Management's Discussion and Analysis of Financial Condition and Results of Operations located on page 26.

  Dividends

In addition to capital guidelines, there are various national and state banking regulations which limit the ability of the Affiliates to pay dividends to the Company. Since the Company is a legal entity, separate and distinct from its Affiliates, its dividends to stockholders are not subject to such bank regulatory guidelines.

The Bank and the Trust Company are national banking associations and as such are limited in the amount of dividends that they can pay to the Company under Sections 56 and 60 of the National Bank Act. Section 56 restricts a national bank from paying dividends if it would impair the institution's capital by barring any payments in excess of net profits then on hand. Section 56 further requires that a bank deduct losses and bad debts from "net profits then on hand". It also specifies that a portion of a bank's capital surplus account may be included as "net profits then on hand", to the extent that it represents earnings from prior periods. Dividends on preferred stock are not subject to the limitations set forth in Section 56. Section 60 requires OCC approval if the total of all dividends declared on common stock in any calendar year will exceed the institution's net profits of that year combined with its retained net profits of the preceding two years, less any required transfers to surplus. In calculating its net profits under Section 60, a national bank may not add back provisions made to its reserve for loan losses nor deduct net charge-offs. Unlike Section 56, dividends on preferred stock are subject to the limitations set forth in Section 60.

Dividends from FMMC may be paid to the extent that such dividends do not reduce the capital of FMMC below $1,000,000.

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

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums on deposits based upon their level of capital and supervisory evaluation. For 1999, the Bank will pay premium assessments on both its BIF and SAIF insured deposits in order to service the interest on the Financing Corporation ("FICO") bond obligations which were used to finance the cost of "thrift bailouts" in the 1980's. The FICO assessment rates for the first semi-annual period of 1999 were set at $.0122 per $100 of insured deposits for BIF assessable deposits and $.061 per $100 in deposits for SAIF assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment basis for the BIF and SAIF. By law, the FICO rate on BIF assessable deposits must be one-fifth of the rate on SAIF assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first.

Monetary Policy and Economic Conditions

The earnings of the Company are affected by general economic conditions in addition to the policies of various governmental regulatory authorities. In particular, the actions and policies of the Federal Reserve Board exert a major influence on interest rates charged on loans and paid on deposits, credit conditions and the growth of loans and the price of assets such as securities. Some of the methods used by the Federal Reserve Board to promote orderly economic growth by influencing interest rates and the supply of money and credit include open market operations in U.S. Government securities, changes in the discount rate on member-bank borrowings, and changes in reserve requirements against member-bank deposits.

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

                               ITEM 2. PROPERTIES

The Affiliates own substantially all of the properties in which their various offices are located. The following table summarizes the Company's properties by location:

Affiliate                Markets Served              Property Type/Location                    Ownership
---------                --------------              -----------------------                   ----------
The Company                                          Administrative office: Itasca, Illinois   Leased

First Midwest Bank,      Cook, Champaign,            Administrative office: Itasca, Illinois   Fifty-four
National Association     DuPage, Grundy, Knox,       Seventy-six banking offices located       owned/Twenty-
                         Lake, LaSalle, Rock         in markets served.                        two/leased
                         Island, Vermilion
                         and Will Counties,
                         Illinois; Scott County,
                         Iowa

First Midwest Trust      Same markets served         Main office: Joliet, Illinois             Owned
Company, N.A. and        by the Bank                 Additional Trust offices located in
Heritage Bank, N.A.                                  Danville, Deerfield, Lake Forest,
                                                     Moline, Morris, Tinley Park, Illinois;
                                                     Davenport, Iowa.

First Midwest Mortgage   Same markets served         Main office: Joliet, Illinois             Owned
Corporation              by the Bank                 Additional offices located
                                                     within each banking office.

In addition to the banking locations listed above, the Bank owns 106 automatic teller machines, some of which are housed within a banking office and some of which are independently located.

                           ITEM 3. LEGAL PROCEEDINGS

There are certain legal proceedings pending against First Midwest and its Affiliates in the ordinary course of business at December 31, 1998. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

               ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

First Midwest's common stock is traded on the NASDAQ Stock Market under the symbol "FMBI". Stock price quotations can be found in The Wall Street Journal and other major daily newspapers. As of December 31, 1998, there were approximately 3,500 stockholders of record. The following table sets forth the common stock price, dividends per share and book value per share during each quarter of 1998 and 1997.

                                                              1998                                    1997
                                     ----------------------------------------------- -----------------------------------------------
                                       Fourth     Third        Second      First        Fourth      Third       Second      First
                                     ------------ ----------- ----------- ----------- ----------- ----------- ----------- ----------
Market price of common stock
   High...........................     $   41.63   $   48.00   $   52.00   $   45.00   $   45.25   $   37.75   $   33.88   $   32.50
   Low............................     $   35.00   $   34.12   $   42.50   $   38.00   $   36.00   $   31.25   $   29.50   $   29.38
   Quarter-end....................     $   38.06   $   39.56   $   43.97   $   43.50   $   43.75   $   37.50   $   31.69   $   29.75
Cash dividends per share..........     $   0.240   $   0.225   $   0.225   $   0.225   $   0.225   $   0.200   $   0.200   $   0.200
Dividend yield at quarter-end/(1)/         2.40%       2.28%       2.05%       2.07%       1.89%       2.13%       2.52%       2.68%
Book value per share at
    quarter-end...................     $   15.60   $   15.65   $   16.01   $   15.80   $   15.65   $   15.38   $   14.79   $   14.23
Number of shares traded...........     2,551,229   3,685,416   1,833,825   2,069,212   2,098,930   1,982,587   2,115,114   2,245,149
                                     ============ =========== =========== =========== =========== =========== =========== ==========


/(1)/ Ratios are presented on an annualized basis.

A discussion regarding the regulatory restrictions applicable to the Affiliates' ability to pay dividends to the Company is included in the "Dividends" section under Item 1 located on page 8. A discussion of the Company's philosophy regarding the payment of dividends is included in the "Capital Management and Dividends" section of Management's Discussion and Analysis of Financial Condition and Results of Operations located on page 26.

                        ITEM 6. SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the operating results and financial condition of First Midwest for the five years ended December 31, 1998 is presented in the table that follows. The previously reported information contained herein has been restated to include the acquisition of Heritage Financial Services, Inc. ("Heritage") in July, 1998 which was accounted for as a pooling of interests. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the Heritage acquisition and the factors affecting First Midwest's financial condition and operating results is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" starting on the following page.

                                                                             Years ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                         1998                1997               1996          1995         1994
                                                      -----------------------------------------------------------------------------
Operating Results (Amounts in thousands)
Interest income.................................      $  364,597          $  361,661         $  352,617    $  349,564    $  295,368
Interest expense................................         177,016             168,518            168,975       175,656       125,804
Net interest income.............................         187,581             193,143            183,642       173,908       169,564
Provision for loan losses/(1)/..................           5,542               9,365              8,189        11,654         8,743
Noninterest income..............................          55,462              47,372             42,554        41,106        36,976
Noninterest expense.............................         142,654             140,671            135,763       132,664       131,032
Special charge, net of (credits)/(2)/...........          16,148               5,446                300         3,529         3,900
Income tax expense..............................          23,995              28,425             27,234        22,469        20,972
Net income/(3)/.................................      $   54,704          $   56,608         $   54,710    $   44,698    $   41,893
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Per Share Data

Basic earnings per share........................      $     1.87          $     1.93         $     1.86    $     1.52    $     1.43
Diluted earnings per share/(3)/.................            1.84                1.89               1.82          1.49          1.41
Cash dividends declared.........................           0.915               0.825              0.704         0.608         0.544
Book value at period end........................           15.60               15.65              14.30         13.35         11.41
Market value at period end......................           38.06               43.75              32.63         23.10         19.19
-----------------------------------------------------------------------------------------------------------------------------------
Performance Ratios

Return on average equity/(3)/...................           11.78%              13.16%             13.55%        12.21%        12.57%
Return on average assets/(3)/...................            1.07%               1.18%              1.15%         0.96%         0.97%
Net interest margin - tax equivalent............            4.21%               4.52%              4.33%         4.16%         4.39%
Dividend payout ratio...........................           49.72%              42.65%             37.92%        39.98%        37.91%
Average equity to average assets ratio..........            9.12%               8.98%              8.51%         7.90%         7.74%
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Highlights (Amounts in thousands).                                    As of December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                         1998                1997               1996          1995         1994
                                                      -----------------------------------------------------------------------------
Total assets....................................      $5,192,887          $4,933,495         $4,804,020    $4,727,179    $4,495,538
Loans...........................................       2,664,417           3,044,794          2,991,229     2,934,010     2,683,917
Deposits........................................       4,050,451           3,935,607          3,690,242     3,572,243     3,329,567
Stockholders' equity............................         452,898             459,719            418,130       393,843       333,830
-----------------------------------------------------------------------------------------------------------------------------------


/(1)/   1998, 1997 and 1995 include $650, $1,293 and $548, respectively, in provisions for loan losses incident to conforming the credit policies of acquirees to those of First Midwest.

/(2)/ Special charges in 1998, 1997 and 1995 include acquisition costs and expenses incident to the Heritage, SparBank and CF Bancorp, Inc. acquisitions, respectively; see "Acquisitions" on page 13. 1996 includes a special assessment expense for SAIF of $1,603, net of acquisition credits of $1,340. 1994 represents restructure expenses.

/(3)/ Net income, diluted earnings per share, return on average equity and return on average assets on a pro-forma basis excluding the after-tax effect of the provisions for loan losses and special charges described in (1) and (2) above are as follows:

   Pro Forma Selected Financial Data

                                              Years ended December 31,
                                 ---------------------------------------------------
Pro Forma                          1998       1997       1996       1995       1994
---------                        -------    -------    -------    -------    -------
Net income.....................  $67,237    $61,690    $54,504    $47,874    $44,272
Diluted earnings per share ....  $  2.26    $  2.06    $  1.81    $  1.59    $  1.49
Return on average assets ......     1.32%      1.29%      1.15%      1.03%      1.03%
Return on average equity.......    14.48%     14.34%     13.49%     13.08%     13.29%

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting First Midwest's consolidated income statements for the years 1996 through 1998 and statements of condition as of December 31, 1997 and 1998. The discussion is designed to provide stockholders with a more comprehensive review of the operating results and financial condition than could be obtained from a review of the consolidated financial statements alone and should be read in conjunction with the consolidated financial statements, accompanying notes thereto and other financial information presented in this Form 10-K.

A condensed review of operations for the fourth quarter of 1998 is included on page 38. The review provides an analysis of the quarterly earnings performance for the fourth quarter of 1998 as compared to the same period in 1997.

The consolidated financial statements and financial information for all previously reported periods presented herein have been restated to include First Midwest's July 1, 1998 acquisition of Heritage which was accounted for as a pooling-of-interests and is discussed in the "Acquisitions" section that follows.

All dollar amounts are presented in thousands, except per share date. Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

ACQUISITIONS

Heritage Financial Services, Inc.

On July 1, 1998, First Midwest consummated the merger with Heritage in a transaction accounted for as a pooling-of-interests. Heritage, headquartered in suburban Chicago, was a multi-bank holding company whose subsidiaries included a 17 branch commercial bank, a trust company and a subsidiary that offered trust services and operated an insurance agency business. Heritage had total assets and stockholders' equity of approximately $1.4 billion and $131 million, respectively, as of July 1, 1998. Each outstanding share of Heritage Common Stock, no par value, was converted into .7695 shares of First Midwest Common Stock, $.01 par value, resulting in the issuance of approximately 9.6 million shares of First Midwest Common Stock. First Midwest merged Heritage's commercial bank and trust company, into First Midwest Bank, National Association and First Midwest Trust Company, respectively, in the fourth quarter 1998. The remaining subsidiary, Heritage Bank, National Association, continues to offer trust services to customers of First Midwest; the insurance agency business formerly operated by this subsidiary was transferred to First Midwest Bank, National Association in connection with the commercial bank merger.

In connection with the merger, First Midwest recognized, in the third quarter of 1998, a pretax merger-related charge totalling $16,798 consisting of $16,148 in customary acquisition related costs and expenses and $650 in provision for loan losses incident to conforming the commercial bank's credit policies to First Midwest's. Further information regarding the transaction is included under Item 1 of this Form 10-K located on page 4 and in Note 2 to "Notes to Consolidated Financial Statements" located on page 48.

SparBank, Incorporated

On October 1, 1997, First Midwest consummated the merger with SparBank, Incorporated ("SparBank"), the holding company of McHenry State Bank ("MSB") a $499 million commercial bank, located in McHenry, Illinois. The transaction was accounted for as a pooling-of-interests with an exchange of common stock resulting in the issuance of approximately 3.2 million shares of First Midwest Common Stock to SparBank shareholders. In connection with the merger, First Midwest recorded a merger-related charge in the amount $5,082 or $.17 per share relating to the acquisition consisting of $4,292 in acquisition related costs and expenses and $790 in provision for loan losses incident to conforming MSB's credit policies to First Midwest's. On February 23, 1998, MSB was merged into First Midwest Bank, National Association. Further information regarding the transaction is included in Note 2 to "Notes to Consolidated Financial Statements" located on page 48.

SUMMARY OF RESULTS FROM OPERATIONS

Net Income

Net income for 1998 totaled $54,704 or $1.84 per share as compared to $56,608 or $1.89 per share in 1997 and $54,710 or $1.82 per share in 1996 and included certain special items detailed on Table 1 that follows. First Midwest's pro forma net income before special items for 1998 totaled $67,237 or $2.26 per share as compared to $61,690 or $2.06 per share in 1997 and $54,504 or $1.81 per share in 1996.

Table 1 reconciles the reported net income to pro forma net income before special items on an after-tax basis for 1998, 1997 and 1996:

                                    Table 1
                        Analysis of Reported Net Income
                 Years ended December 31, 1998, 1997 and 1996

                                                                  Diluted
                                                         Net      Earnings
                                                        Income   Per Share
                                                     ----------  ---------
Reported Net Income - 1998                             $54,704      $ 1.84
  Merger related (net of tax):
    Expenses......................................      12,143        0.41
    Provisions for loan losses....................         390        0.01
                                                     ----------  ---------
Pro Forma Net Income before special items - 1998..     $67,237      $ 2.26
                                                     ==========  =========

Reported Net Income - 1997                              56,608      $ 1.89
  Merger related (net of tax):
    Expenses......................................       4,292        0.14
    Provisions for loan losses....................         790        0.03
                                                     ----------  ---------
Pro Forma Net Income before special items - 1997..      61,690      $ 2.06
                                                     ==========  =========

Reported Net Income - 1996                             $54,710      $ 1.82
  Merger related credits (net of tax).............      (1,190)      (0.04)
  Special SAIF assessment (net of tax)............         984        0.03
                                                     ----------  ---------
Pro Forma Net Income before special items - 1996..     $54,504      $ 1.81
                                                     ==========  =========

Pro forma net income per share increased by 9.7% from 1997 to 1998 and followed an increase of 13.8% from 1996 to 1997. The improvement in 1998 as compared to 1997 resulted from higher levels of noninterest income, a decrease in the provision for loan losses and controlled noninterest expense. The increase in 1997 as compared to 1996 was due primarily to a higher net interest margin and the resulting improvement in net interest income. Special items occurring in both 1998 and 1997 resulted from the mergers with Heritage and SparBank, respectively.

Performance Ratios

Return on average stockholders' equity for 1998 was 11.78% as compared to 13.16% in 1997 and 13.55% in 1996. Return on average assets for 1998 was 1.07% as compared to 1.18% in 1997 and 1.15% in 1996.

Excluding the special items discussed above both return on average stockholders' equity and assets has improved over the last three years. Pro forma return on average stockholders' equity was 14.48% in 1998, 14.34% in 1997 and 13.49% in 1996 while pro forma return on average assets was 1.32% in 1998, 1.29% in 1997 and 1.15% in 1996.

Credit Quality

Nonperforming loans totaled $20,638 or .77% of net loans at December 31, 1998, as compared to $11,838 or .39% of net loans at December 31, 1997. Foreclosed real estate decreased to $1,015 at December 31, 1998 from $5,119 at December 31, 1997. Nonperforming assets totaled $21,653 or .81% of loans plus foreclosed real estate at December 31, 1998 as compared to $16,957 or .56% at the prior year-end.

Capital and Dividends

First Midwest's capital structure continued to be strong at December 31, 1998, with Tier 1 and Total Capital to risk-based assets of 12.04% and 13.29%, respectively. The capital levels of First Midwest are in excess of those designated as "well-capitalized" by the FDIC Improvement Act with such levels having been maintained consistently as of each quarter end since inception of the capital ratios required by the FDIC Improvement Act beginning in 1989.

The Company's capital position and earnings have allowed it to increase its dividend in 1998, for the sixth straight year, to an indicated annual rate of $.96 per share, from $.90 in 1997 and $.80 in 1995.

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

Table 2 summarizes First Midwest's average earning assets and funding sources over the last three years. Additionally, the table shows interest income and expense related to each category of assets and funding sources and the yields earned and the rates paid on each.

                                    Table 2
                    Net Interest Income and Margin Analysis

                                          1998                               1997                               1996
                             -------------------------------    -------------------------------    -------------------------------
                                                       Yield                              Yield                              Yield
                               Average                 /Rate      Average                 /Rate       Average                /Rate
                               Balance     Interest     (%)       Balance      Interest    (%)        Balance     Interest    (%)
                             -----------  -----------  -----    -----------  -----------  -----    -----------  -----------  -----
Assets:
Interest bearing deposits
 with banks................. $     1,431  $       195  13.63    $     3,697  $       236   6.38    $     4,230  $       293   6.93
Securities:
  Available for sale/(1)/...   1,570,759       96,804   6.16      1,301,810       90,159   6.93      1,329,181       87,993   6.62
  Held to maturity/(1)/.....     115,224       12,285  10.66        134,931       10,569   7.83        141,565       11,724   8.28
                             -----------  -----------  -----    -----------  -----------  -----    -----------  -----------  -----
    Total securities........   1,685,983      109,089   6.47      1,436,741      100,728   7.01      1,470,746       99,717   6.78

Federal funds sold and
 securities purchased under
 agreements to resell.......      48,314        2,649   5.48         30,773        1,659   5.39         30,946        1,783   5.76
Mortgages held for sale.....      43,950        3,378   7.69         13,131        1,026   7.81         18,895        2,061  10.91
Loans, net of unearned
 discount/(1)(2)(3)/........   2,945,126      260,389   8.84      2,998,890      267,543   8.92      2,895,154      256,708   8.87
                             -----------  -----------  -----    -----------  -----------  -----    -----------  -----------  -----
    Total interest earning
    assets/(1)(2)/..........   4,724,804      375,700   7.95      4,483,232      371,192   8.28      4,419,971      360,562   8.16
                                          -----------  -----                 -----------  -----                 -----------  -----
Cash and due from banks.....     157,992                            159,421                            184,701
Reserve for loan losses.....     (45,715)                           (45,460)                           (40,384)
Other assets................     256,048                            194,016                            179,514
                             -----------                        -----------                        -----------
    Total assets............ $ 5,093,129                        $ 4,791,209                        $ 4,743,802
                             ===========                        ===========                        ===========
Liabilities and
  Stockholders' Equity:

Savings deposits............ $   533,078  $    13,696   2.57    $   555,268  $    14,865   2.68    $   580,938  $    15,668   2.70
NOW accounts................     430,272        9,798   2.28        411,128        9,568   2.33        397,600        9,284   2.34
Money market deposits.......     493,700       19,241   3.90        422,851       16,103   3.81        399,570       14,081   3.52
Time deposits...............   1,882,182      103,477   5.50      1,798,172      100,129   5.57      1,736,307       97,437   5.61
Short-term borrowings.......     597,630       30,804   5.15        523,829       27,853   5.32        615,891       32,505   5.28
                             -----------  -----------  -----    -----------  -----------  -----    -----------  -----------  -----
    Total interest bearing
    liabilities.............   3,936,862      177,016   4.50      3,711,248      168,518   4.54      3,730,306      168,975   4.53
                                          -----------  -----                 -----------  -----                 -----------  -----
Demand deposits.............     642,201                            594,100                            560,928
Other liabilities...........      49,584                             55,598                             48,708
Stockholders' equity........     464,482                            430,263                            403,860
                             -----------                        -----------                        -----------
    Total liabilities
     and stockholders'
     equity................. $ 5,093,129                        $ 4,791,209                        $ 4,743,802
                             ===========                        ===========                        ===========
Net interest
  income/margin/(1)/........              $   198,684   4.21                 $   202,674   4.52                 $   191,584   4.33
                                          ===========  =====                 ===========  =====                 ===========  =====

------------

/(1)/ Interest income and yields are presented on a tax equivalent basis, assuming a federal tax rate of 35%.

/(2)/ Loans on a nonaccrual basis for the recognition of interest income totaling $20,638, $11,699 and $16,974, as of December 31, 1998, 1997 and
       1996, respectively, and are included in loans, net of unearned discount, for purposes of this analysis.

/(3)/  The amount of loan fees is not material in any of the years presented.

Table 3 analyzes the changes in interest income, interest expense and net interest income that result from changes in volumes of earning assets and funding sources, as well as fluctuations in interest rates.

                                    Table 3
    Changes in Net Interest Income Applicable to Volumes and Interest Rates

1998 as Compared to 1997                             Interest Income/Expense                     Increase/(Decrease) due to: /(1)/
------------------------                         ---------------------------------             ---------    ----------  ----------
                                                                          Increase
                                                     1998       1997     (Decease)                 Volume     Rate         Total
                                                 ----------  ----------  ----------            ----------   ----------  ----------
Interest bearing deposits with banks............ $      195  $      236  $      (41)           $       50   $      (91) $      (41)
Securities:
  Available for sale/(2)/.......................     96,804      90,159       6,645                14,232       (7,587)      6,645
  Held to maturity - taxable....................      1,451         865         586                   718         (132)        586
  Held to maturity - nontaxable/(2)/............     10,834       9,704       1,130                (1,171)       2,301       1,130
Federal funds sold and securities
  purchased under agreements
  to resell/(2)/................................      2,649       1,659         990                   961           29         990
Mortgages held for sale.........................      3,378       1,026       2,352                 2,369          (17)      2,352
Loans, net of unearned discount/(2)/............    260,389     267,543      (7,154)               (4,768)      (2,386)     (7,154)
                                                 ----------  ----------  ----------            ----------   ----------  ----------
Total interest income/(2)/...................... $  375,700  $  371,192  $    4,508            $   12,391   $   (7,883) $    4,508
                                                 ----------  ----------  ----------            ----------   ----------  ----------
Savings deposits................................ $   13,696  $   14,865  $   (1,169)           $     (581)  $     (588) $   (1,169)
NOW accounts....................................      9,799       9,568         231                   428         (197)        231
Money market deposits...........................     19,241      16,103       3,138                 2,752          386       3,138
Time deposits...................................    103,477     100,129       3,348                 4,597       (1,249)      3,348
Short-term borrowings...........................     30,803      27,853       2,950                 3,772         (822)      2,950
                                                 ----------  ----------  ----------            ----------   ----------  ----------
  Total interest expense........................    177,016     168,518       8,498                10,968       (2,470)      8,498
                                                 ----------  ----------  ----------            ----------   ----------  ----------
    Net interest income/(2)/.................... $  198,684  $  202,674  $   (3,990)           $    1,423   $   (5,413) $   (3,990)
                                                 ==========  ==========  ==========            ==========   ==========  ==========

1997 as Compared to 1996                             Interest Income/Expense                     Increase/(Decrease) due to:/(1)/
------------------------                         ----------  ----------  ----------            ----------------------------------
                                                                                                                           Increase
                                                       1997       1996   (Decrease)                Volume     Rate         Total
                                                 ----------  ----------  -----------          -----------   ----------  ----------
Interest bearing deposits with banks............ $      236  $      293  $      (57)          $       (36)   $     (21) $      (57)
Securities:
  Available for sale/(2)/.......................     90,159      87,993       2,166                (1,742)        3908       2,166
  Held to maturity - taxable....................        865       1,112        (247)                 (194)         (53)       (247)
  Held to maturity - nontaxable/(2)/............      9,704      10,612        (908)                 (309)        (599)       (908)
Federal funds sold and securities
  purchased under agreements
  to resell/(2)/................................      1,659       1,783        (124)                  (11)        (113)       (124)
Mortgages held for sale.........................      1,026       2,061      (1,035)                 (537)        (498)     (1,035)
Loans, net of unearned discount/(2)/............    267,543     256,708      10,835                 9,247        1,588      10,835
                                                 ----------  ---------- -----------            ----------   ----------  ----------
Total interest income/(2)/...................... $  371,192  $  360,562  $   10,630            $    6,418    $   4,212  $   10,630
                                                 ----------  ---------- -----------            ----------   ----------  ----------

Savings deposits................................ $   14,865  $   15,668  $     (803)           $     (687)  $     (116) $     (803)
NOW accounts....................................      9,568       9,284         284                   316          (32)        284
Money market deposits...........................     16,103      14,081       2,022                   846        1,176       2,022
Time deposits...................................    100,129      97,437       2,692                 3,440         (748)      2,692
Short-term borrowings...........................     27,853      32,505      (4,652)               (4,899)         247      (4,652)
                                                 ----------  ----------  ----------            ----------   ----------  -----------
  Total interest expense........................    168,518     168,975        (457)                 (984)         527        (457)
                                                 ----------  ----------  ----------            ----------   ----------  ------------
    Net interest income/(2)/.................... $  202,674  $  191,587  $   11,087            $    7,402   $    3,685  $   11,087
                                                 ==========  ==========  ==========            ==========   ==========  ============

------------------------

  /(1)/ For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

  /(2)/   Interest income is presented on a tax equivalent basis.

Net interest margin in 1998 decreased to 4.21% from 4.52% in 1997 and 4.33% in 1996. The decrease in net interest margin in 1998 is primarily due to four factors: (i) a lower level of high yielding loans; (ii) a reduction in the overall yield of the securities available for sale portfolio relating primarily to collateralized mortgage obligations; (iii) a higher level of public funds at lower interest spreads; and, (iv) the purchase of corporate owned life insurance.

As noted on Table 3, the most significant factor effecting the reduction in net interest income from 1997 to 1998 was a decrease in interest income on the loan portfolio attributable to both lower volumes and, to a lesser extent, lower rates earned on the portfolio. The year-to-year reduction in loan volumes is due to two factors; securitized loans transferred to the securities available for sale portfolio and the planned outplacement of certain higher risk loans. During 1998, First Midwest securitized approximately $245 million in 1 - 4 family residential real estate loans and transferred them to the securities available for sale portfolio as a result of the integration of both the Heritage and SparBank loan portfolios. Additionally, during 1998 First Midwest undertook the planned outplacement of approximately $50 million in higher risk loans from both the First Midwest and Heritage loan portfolios in an effort to improve the risk profile of the consolidated portfolio.

First Midwest's collateralized mortgage obligation ("CMO") portfolio of mortgage-backed securities is carried in the securities available for sale category. As noted in Table 2, the yield on securities available for sale decreased to 6.16% in 1998 from 6.93% in 1997 and 6.62% in 1996. The reduction in the overall rate earned was due primarily to the CMO portfolio and resulted from the overall low interest rate environment and its impact on mortgage refinancings generally. As a result of the trend in refinancings, mortgage loan prepayments and the resulting prepayments on the CMO portfolio increased significantly in 1998 and, the overall investment yield was negatively impacted. To minimize earnings volatility, First Midwest restructured its securities available for sale portfolio during 1998, selling a portion of its CMO portfolio and reinvesting the proceeds in a combination of U.S. Government and tax-exempt securities.

Also contributing to the reduction in net interest margin during 1998 was an increase in public funds deposited by local governments accompanied by a reduction in the net interest spread earned on such funds of approximately 85 basis points, primarily during the second half of 1998. The increase in volumes was due primarily to a seasonal, higher level of tax receipts and operating funds deposited by this core customer base while the decrease in interest spread was primarily due to the volatility in the interest rate markets during the third quarter of 1998.

Finally, First Midwest purchased approximately $100 million in corporate owned life insurance during 1998, while no such investment existed in 1997. While the life insurance asset is reflected on the statement of condition as a non-earning asset with the related income being reflected in noninterest income, the cost of funding the assets flows through net interest income in the form of interest expense. The earnings on corporate owned life insurance produces an after-tax earnings rate of approximately 9.1%. The impact of this investment on net interest margin in 1998 was a reduction of approximately 10 basis points.

While First Midwest is able to partially insulate itself against volatility in the interest rate markets through asset/liability management techniques and the establishment of funding/liquidity policies, improvement in net interest margin and income in future quarters will be dependent on its ability to generate higher yielding assets, primarily in the form of loan growth.

The following sections entitled "Rate Sensitivity Management" and "Funding and Liquidity Management" describe the techniques used by First Midwest in managing the volatility and other factors affecting net interest income and net interest margin.

Rate Sensitivity Management

First Midwest's earning assets and funding sources do not respond uniformly to changing market interest rates because of the differing interest rate, repricing and maturity characteristics of the various balance sheet categories of assets and liabilities. Interest rate risk is the degree to which these market interest rate fluctuations can affect net interest income. While there are several ways in which to analyze interest rate risk, the traditional method is called "gap" analysis. Gap analysis is a static management tool used to identify mismatches or gaps in the repricing of assets and liabilities within specified periods of time.

First Midwest's gap analysis as of December 31, 1998 is presented in Table 4. Earning assets and interest bearing liabilities are presented within selected time intervals over a one-year forward period based upon their repricing and maturity characteristics. In a perfectly matched gap analysis, an equal amount of rate-sensitive assets and liabilities would be reflected as repricing within each given time interval. A positive interest rate sensitivity gap indicates more assets than liabilities will reprice in that time period, while a negative gap indicates more liabilities will reprice.

                                    Table 4
               Analysis of Rate Sensitive Assets and Liabilities

                                                                                                  181-365
At December 31, 1998                                1-31 Days     31-90 Days     91-180 Days        Days
--------------------                               -----------    -----------    -----------    -----------
Rate Sensitive Assets (RSA)....................... $ 1,091,351    $   282,751    $   273,872    $   409,563
Rate Sensitive Liabilities (RSL).................. $ 2,494,527    $   346,559    $   395,108    $   357,245
Interest Sensitivity Gap (GAP)
  (RSA less RSL):
  Incremental..................................... $(1,403,176)   $   (63,808)   $  (121,236)   $    52,318
  Cumulative...................................... $(1,403,176)   $(1,466,984)   $(1,588,220)   $(1,535,902)
  Cumulative, excluding Savings and NOW accounts.. $  (515,505)   $  (579,313)   $  (700,549)   $  (648,231)
RSA/RSL (Ratio)...................................        43.7%          81.5%          69.3%         114.6%
GAP/Total Assets (Cumulative).....................       (27.0)%        (28.2)%        (30.6)%        (29.6)%
GAP/Total Assets (Cumulative, excluding Savings
and NOW accounts).................................        (9.9)%        (11.2)%        (13.5)%        (12.5)%
                                                   ===========    ===========    ===========    ===========

The preceding table reflects a cumulative liability-sensitive balance sheet over a one year time frame which likely will more positively affect net interest income if interest rates fall than if they rise. However, while the gap analysis is widely used in the industry, it is unable to capture other factors affecting the sensitivity of the balance sheet, such as the time lags required for certain assets and liabilities to reprice because of their varying sensitivity to changes in market interest rates. Furthermore, included in the total for rate-sensitive liabilities are $887,671 in savings and NOW accounts. While immediately repriceable, the rates paid on these deposit accounts will not change in direct correlation with changes in the general level of short-term interest rates. For example, if First Midwest's base lending rate declines by 100 basis points, the interest rate paid on these deposits will not immediately decline by the full 100 basis points. Conversely, if lending rates increase by the same amount, the rates paid on these deposits will likewise not increase immediately or by the full 100 basis points.

For the reasons noted above, a static gap analysis has limitations in its usefulness and its ability to effectively present the rate sensitivity of a balance sheet. Accordingly, First Midwest uses a more dynamic approach to measuring interest rate risk by conducting simulations that demonstrate the changes that would occur in net interest income under different interest rate scenarios and balance sheet structures. This form of modeling is conducted monthly, involves adjustments to balance sheet volumes over a 12 month forward period, incorporates a repricing analysis of earning assets and funding sources and considers certain other off-balance sheet hedging vehicles such as interest rate exchange agreements (swaps), as further described below. Furthermore, First Midwest has generally followed a policy of maintaining a balanced mix of rate-sensitive assets and liabilities, making each side of the balance sheet approximately equally flexible in reacting to changes in market interest rates so that net interest income will not be adversely affected by more than 5%, regardless of whether interest rates rise or fall rapidly. The simulations described above, coupled with policy guidelines intended to limit the sensitivity of net interest income to changes in interest rates, provide guidance to First Midwest in adjusting its strategies based on projections of the future interest rate environment to ensure maximization of net interest income.

The net interest income simulation model used by First Midwest to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates utilizes interest rate scenarios that show interest rates gradually rising by 100-200 basis points, falling by 100-200 basis points and remaining flat over a 12 month horizon. Additionally the model has the capability of determining the affect on net interest income of an immediate and sustained parallel change in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of derivative and other financial instruments, changes in loan volumes and pricing, deposit sensitivity and First Midwest's capital plans. The assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in interest rate market conditions and strategies, among other factors. Furthermore, First Midwest also believes that immediate and sustained changes in interest rates will not necessarily impact all interest bearing liabilities in the same fashion. As discussed above, an immediate increase or decrease in First Midwest's base lending rate may not result in an immediate, identical increase in rates paid on non-maturing, non-indexed interest bearing liabilities such as savings accounts and NOW accounts. Accordingly, First Midwest analyzes the impact of immediate and sustained parallel changes in interest rates both including and excluding non-maturing, non-indexed deposits. Based on the results of its simulation model and the assumptions included therein, as of December 31, 1998, exclusive of the effect of the rate increase on non-maturing, non-indexed deposits, First Midwest would expect a decrease in net interest income of 3.0% and an increase in net interest income of 2.3% if interest rates experienced an immediate increase or decrease, respectively, by 100 basis points over a 12 month period. If non-maturing, non-indexed deposits were included in this analysis and were immediately affected by such increase or decrease in interest rates, the reduction in net interest income from a rise in rates of 100 basis points would be 9.1% while an improvement in net interest income of 5.6% would result from a reduction in interest rates of 100 basis points. Comparative data for 1997 is not presented due to the Heritage acquisition and the resulting pooling-of-interests restatement. First Midwest believes that its interest rate sensitivity position is appropriate given the current economic and interest rate environment.

As a part of its approach to controlling the interest rate risk within its balance sheet, First Midwest has entered into interest rate swaps with third parties in order to limit variations in net interest income. The advantages of using interest rate swaps include the ability to maintain or increase liquidity, lower capital requirements as compared to cash instruments, enhance net interest margin and to customize the interest rate swap agreement to meet desired risk parameters. Interest rate swap transactions involve exchanges of fixed and floating rate interest payments without the exchange of the underlying notional (i.e., principal) amount on which the interest payments are calculated. The net cash flow paid or received by First Midwest on these transactions is treated as an adjustment to the interest income and expense on the underlying earning asset or funding source to which the swap relates. These swaps earn interest at LIBOR and pay interest at the prime rate (as quoted in The Wall Street Journal) less 238 basis points. The weighted average rate being received by First Midwest at year-end 1998 was 5.608% while paying 5.290% on the $350,000 notional amount of the basis swaps.

The primary risk associated with interest rate swap transactions is credit risk, or the ability of the swap counterparty to perform its interest payment obligation under the terms of the agreement. Credit risk on the interest rate swap transactions consists of the aggregate net interest payable to First Midwest by the counterparty in addition to the aggregate unrealized gain on the swap position. First Midwest controls this credit risk by maintaining a policy limiting credit exposure to any one counterparty to not more than 2.5% of consolidated stockholders' equity. In addition, First Midwest's interest rate swap transactions generally require the establishment of a mutual mark-to-market arrangement whereby cash collateral may be required to be on deposit with First Midwest and/or the counterparty.

As of December 31, 1998, First Midwest had total interest rate swaps with an aggregate notional amount of $467,600 in place, hedging various balance sheet categories. The specific terms of these swaps as well as the fair value are detailed in Note 16 to the Consolidated Financial Statements beginning on page
60. First Midwest does not act as an intermediary in arranging interest rate swaps for customers.

Funding and Liquidity Management

Liquidity management is the ability to provide funding sources at a minimum cost to meet fluctuating deposit, withdrawal and loan demand needs. First Midwest's liquidity policy establishes parameters as to how liquidity should be managed to maintain flexibility in responding to changes in liquidity needs over a 12-month forward period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Board of Directors.

While asset liquidity provides funds through the maturity and sale of loans, securities, and other interest earning assets, another source of liquidity is liability liquidity, consisting primarily of interest bearing and noninterest bearing deposits as well as repurchase agreements. Other liability funding sources potentially include funds purchased facilities available through certain correspondent banks and funding through the discount window borrowing facilities of the Federal Reserve System.

Table 5 provides a year-to-year comparison of the sources of First Midwest's liability funding based upon average balances over the last three years. Average, rather than period-end, balances are more meaningful in analyzing First Midwest's funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

                                    Table 5
                       Funding Sources - Average Balances

                                                                 % of                 % of                 % of
                                                      1998      total      1997      total      1996      total

                                                 ---------------------------------------------------------------
Demand deposits................................     $  642,201   14.03   $  594,100   13.80   $  560,928   13.10
Savings deposits...............................        533,078   11.64      555,268   12.90      580,938   13.50
NOW accounts...................................        430,272    9.40      411,128    9.60      397,600    9.30
Money market accounts..........................        493,700   10.78      422,851    9.80      399,570    9.30
Time deposits in denominations of $100 or less.      1,363,762   29.78    1,396,571   32.40    1,403,545   32.70
                                                 ---------------------------------------------------------------
 Core deposits.................................      3,463,013   75.63    3,379,918   78.50    3,342,581   77.90
Time deposits in denominations of $100 or more.        518,420   11.32      401,601    9.30      332,762    7.80
Repurchase agreements..........................        451,620    9.86      480,992   11.20      566,208   13.20
Funds purchased and other short-term borrowings        146,010    3.19       42,837    1.00       49,683    1.10
                                                 ---------------------------------------------------------------
Total funding sources..........................     $4,579,063  100.00   $4,305,348  100.00   $4,291,234  100.00
                                                 ===============================================================


The increase in average core deposits experienced in 1998 results from a combination of product introductions coupled with a new advertising campaign and the use of multi-media advertising, primarily in the Chicago suburban markets. The front end costs applicable to the advertising promotions are reflected in the increase in advertising and promotion costs shown on Table 12 and the discussion following that table. The increase in time deposits of $100 or more resulted from higher levels of governmental deposits as discussed in the "Net Interest Income" section located on page 15.

Tables 6 and 7 that follow provide additional information regarding First Midwest's wholesale deposit and short-term funding activities:

                                    Table 6
                  Maturities of Time Deposits of $100 or More

                                    As of
                                December 31,
                                    1998
                              ---------------
Maturing within 3 months........     $322,872
After 3 but within 6 months.....       91,410
After 6 but within 12 months....       84,838
After 12 months.................       54,853
                                    ----------
 Total..........................     $553,973
                                    ==========

                                    Table 7
                        Short-term Borrowing Activities

                                           As of December 31,
                                   ---------------------------------
                                       1998       1997       1996
                                   ---------------------------------
Repurchase agreements.............    $457,103   $423,601   $540,148
Funds purchased..................       40,000        ---     19,000
Other short-term borrowings /(1)/...   126,796     60,000     19,798
                                   ---------------------------------
  Total                               $623,899   $483,601   $578,946
                                   =================================

/(1)/ Includes Federal Home Loan Bank ("FHLB") advances.


                                Maximum Amount Outstanding at                 Weighted Average Interest Rate
                                        Any Month End                                  December 31,
                              ------------------------------------------------------------------------------
                                  1998        1997        1996           1998        1997       1996
                              ------------------------------------------------------------------------------
Repurchase agreements........   $555,778   $ 535,302   $ 629,747         4.56%       5.05%      5.28%
Funds purchased..............     92,000      95,000      71,500         4.53%        ---       2.17%
Other short-term borrowings..    189,906      60,001      28,462         5.25%       4.56%      7.02%
                              ==============================================================================

                                                                     Years ended December 31,
                                                              -----------------------------------
                                                                   1998        1997        1996
                                                              ------------ ----------- ----------
Aggregate short-term borrowings - average amount outstanding..   $597,630    $523,829    $615,891
Weighted average interest rate paid for each year.............       5.15%       5.32%       5.28%
                                                              ============ =========== ==========

Historically, First Midwest has made extensive use of repurchase agreements as a deposit surrogate because this funding source is not subject to the reserve requirements applicable to interest bearing deposits and has also realized direct cost savings in prior years because FDIC insurance premiums were not assessed on these funding sources.

During 1998, First Midwest reduced its reliance on repurchase agreements as a funding source because the cost of these funds became more expensive relative to both core deposit funding and other short-term borrowing sources. As a result, First Midwest placed a greater reliance on funds purchased and FHLB advances.
As interest rates dropped in 1998, First Midwest once again emphasized the use of repurchase agreements as a funding source.

The liquidity needs of First Midwest (parent company) consist primarily of operating expenses and dividend payments to First Midwest's stockholders. The primary source of liquidity for the parent company is dividends from Affiliates. However, this source can also be supplemented by fees assessed to Affiliates, a practice which has not been utilized in recent years. The parent company has short term credit facilities available to fund cash flow needs totaling $80,000 at December 31, 1998. The parent company also has the ability to enhance its liquidity position by raising capital or incurring debt. The parent company had $27,000 of debt outstanding under its short-term credit facilities as of year-end 1998.

ANALYSIS OF NET OVERHEAD

Noninterest Income

Noninterest income, exclusive of net security gains, increased by 16.7% and 10.2% in 1998 and 1997, respectively, reflecting improvements in virtually all categories, as further discussed below. The following table analyzes the components of noninterest income, excluding net security gains, for the years 1996 through 1998:

                                    Table 8
                      Analysis of Noninterest Income /(1)/

                                                 Years ended December 31,         % Change
                                             ------------------------------  ---------------------
                                                 1998      1997      1996    1998-1997   1997-1996
                                             ---------- --------- ---------  ---------- ----------
Service charges on deposit accounts........    $17,100   $16,735   $15,604        2.2%        7.2%
Trust and investment management fees.......      9,134     8,411     7,981        8.6%        5.4%
Other service charges, commissions and fees     10,197     9,428     8,759        8.2%        7.6%
Mortgage banking revenues..................      8,535     6,161     5,719       38.5%        7.7%
Corporate owned life insurance.............      3,135       ---       ---        N/M         N/M
Other income...............................      5,704     5,354     3,763        6.5%       42.3%
                                             ---------- --------- ---------  ---------- ----------
 Total noninterest income..................    $53,805   $46,089   $41,826       16.7%       10.2%
                                             ========== ========= =========  ========== ==========

(1) For a discussion of Security Gains, refer to the "Investment Management" section located on page 28.
N/M - Not a meaningful ratio.

Service charges on deposit accounts, the largest component of noninterest income, consists of fees on both interest bearing and noninterest bearing deposit accounts as well as charges for items such as insufficient funds, overdrafts and stop payment requests. Service charges on deposit accounts include both hard dollar charges and charges assessed through account analysis, the latter being reduced by earnings credits indexed to a short-term U.S. Treasury yield and generally applicable to business deposit accounts. The increases of $365, or 2.2% in 1998 and $1,131 or 7.2% in 1997 were both due to higher volumes of business checking accounts and the resulting higher service charges.

The Trust Company provides trust and investment management services to its customers, acting as executor, administrator, trustee, agent, and in various other fiduciary capacities for client accounts. Trust and investment management fees generally follow the amount of total assets under management as well as conditions in the equity and credit markets because fees are often assessed on the market value of managed funds. Assets under management totaled $2.2 billion at December 31, 1998 representing an increase from the $1.8 billion at year-end 1997 and $1.6 billion at year-end 1996. Changes in trust assets under management from year-to-year results from a combination of growth in new business, offset by attrition, in addition to equity and bond market conditions impacting the valuation of the trust assets. This category of noninterest income increased by 8.6% in 1998, and 5.4% in 1997. The increase in 1998 was broad-based and effected all types of trust accounts with the largest portion of the increase being realized in the personal trust category. The increase in 1997 was not as broad based and concentrated in employee benefit trusts.

The increase in other service charges, commissions and fees, which totaled 8.2% in 1998 and 7.6% in 1997, primarily relates to revenue generated by debit card income, merchant credit card fees and alternative investment revenues.

In 1998 First Midwest purchased certain life insurance policies with five national insurance carriers all of whom were rated in the top ranking levels by the insurance carrier rating agencies. The policies, on which First Midwest is the beneficiary, insure the lives of certain key First Midwest executives and were purchased with the proceeds of securities sales from the available for sale portfolio. Corporate owned life insurance income represents the cash buildup from the life insurance policies. The cash buildup is afforded tax favored treatment and serves as a proxy for tax exempt income. The tax equivalent yield on the corporate owned life insurance policies, which totaled $100,135 at December 31, 1998, was approximately 9.1%.

Other income increased by 6.5% in 1998 over 1997, following a 42.3% increase in 1997 over 1996. The increase in both years was attributable to both higher volumes of automatic teller machine ("ATM") activity as well as a general increase in fee schedules for ATM's.

First Midwest conducts its residential real estate mortgage loan origination, sales and servicing operations through FMMC. Mortgage banking revenues from these operations are a major component of noninterest income and include commissions and fees from third party loan servicing, realized gains on the sale of loans into the secondary market and origination and other fees received at closing.

The following Tables 9 through 11 summarize mortgage loan origination, sales and servicing activities for the years 1996 through 1998 as well as the mortgage banking revenues that have resulted from these activities:

                                    Table 9
                 Residential Real Estate Originations and Sales

                                                  Years ended December 31,
                                                ------------------------------
                                                  1998       1997       1996
                                                ------------------------------
Residential real estate mortgage loans:
  Originated..................................  $552,081   $208,056   $237,648
  Sold to third parties.......................  $470,284   $152,812   $166,162
                                                ==============================

                                    Table 10
                       Mortgage Loan Servicing Portfolio

                                                   As of December 31,
                                           ------------------------------------
                                              1998         1997         1996
                                           ------------------------------------
Residential real estate mortgage loans:
  Serviced for third parties.............  $1,474,206   $1,051,598   $  835,649
  Serviced for First Midwest's portfolio.     276,134      258,617      323,339
                                           ------------------------------------
    Total loans serviced.................  $1,750,340   $1,310,215   $1,158,988
                                           ====================================

                                    Table 11
                           Mortgage Banking Revenues

                                                      Years ended December 31,
                                                     --------------------------
                                                       1998      1997     1996
                                                     --------------------------
Loan production income.............................  $ 3,276   $ 1,357   $1,166
Servicing fee income...............................    4,084     3,609    3,363
  Less: Amortization of mortgage servicing rights..   (4,047)   (1,240)    (641)
Gains on sales of mortgage loans...................    5,222     2,288      443
Gains on sales of mortgage servicing rights........       --       147    1,388
                                                     --------------------------
  Total mortgage banking revenues..................  $ 8,535   $ 6,161   $5,719
                                                     ==========================

Mortgage banking revenues increased by 38.5% in 1998 over 1997, following an increase of 7.7% in 1997 over 1996. The 1998 increase was primarily production related, evidenced by the $344 million, or 165% increase in loans originated in 1998 as compared to 1997. The increase in 1997 over 1996 was attributable to more favorable market timing with gains on the sale of mortgage loans increasing to $2.3 million as compared to $.4 million in 1996.

Although servicing fee income increased by $475 or 13.2% in 1998 as compared to 1997, due in large part to the volumes of loans sold to third parties in 1998, the related amortization of mortgage servicing rights also increased by $ 2,807 or 226% due to market interest rates and their affect on refinancing of mortgages. As mortgages are refinanced, the mortgage servicing rights related to such mortgages likewise must be written down in full. It is First Midwest's policy to use financial derivatives to hedge interest rate risk associated with mortgage servicing rights to minimize the impairment of such servicing rights resulting from a drop in interest rates and the attendant increase in mortgage refinancings. Note 16 to "Notes to Consolidated Financial Statements" located on page 60 describes First Midwest's hedging policy and the financial derivatives involved.

Noninterest Expense

Noninterest expense totaled $158,802 in 1998 as compared to $146,117 in 1997 and $136,063 in 1996. Noninterest expense in each of the three years included certain special items relating to FDIC assessments and acquisition expenses.
The following table analyses the major components of noninterest expense for the years 1996 through 1998 and provides further detail related to the special items:
                                    Table 12
                        Analysis of Noninterest Expense

                                   Years ended December 31,          % Change
                               -----------------------------   ------------------------
                                   1998      1997      1996       1998-1997   1997-1996
                               -----------------------------   ------------------------
Compensation expense...........   77,294    75,061    72,999         3.0         2.8
Occupancy expense..............   12,039    11,891    10,974         1.2         8.4
Equipment expense..............    8,354     8,442     7,993        (1.1)        5.6
Computer processing expense....    9,846     9,129     8,134         7.9        12.2
Professional services..........    7,849     7,546     7,378         4.0         2.3
Advertising and promotions.....    4,576     3,959     3,607        15.6         9.8
Other expenses.................   22,696    24,643    24,678        (7.9)       (0.1)
                               ------------------------------   -----------------------
 Subtotal......................  142,655   140,671   135,763         1.4         3.6
                               ------------------------------   -----------------------

Special items:
FDIC - SAIF assessment.........      ---       ---     1,640         N/M         N/M
Acquisition expense (credits)..   16,148     5,446    (1,340)        N/M         N/M
                               ------------------------------   -----------------------
Total noninterest expense......  158,802   146,117   136,063         8.70%       7.4%
                               ==============================   =======================

 Efficiency ratio /(1)/........     56.1%     56.2%     57.9%
                               ==============================


/(1)/ Excludes special charges/(credits) in 1998, 1997 and 1996, respectively.

N/M - Not a meaningful ratio.

Compensation expense, the largest component of noninterest expense, includes employee salaries and wages, retirement and other employee benefits and expense relating to temporary personnel costs. Table 13 analyzes the components of compensation expense for the years 1996 through 1998:

                                    Table 13
                        Analysis of Compensation Expense

                                                  Years ended December 31,           % Change
                                              -----------------------------------------------------
                                                  1998      1997      1996    1998-1997   1997-1996
                                              -----------------------------------------------------
Salaries and wages............................   $61,872   $59,151   $57,368       4.6%        3.1%
Retirement and other employee benefits........    14,026    15,063    14,532      (6.9)%       3.7%
Temporary personnel expense...................     1,396       847     1,099      64.8%      (22.9)%
                                              -----------------------------------------------------
 Total compensation expense

Average full-time equivalent (FTE) employees..     1,746     1,815     1,840      (3.8)%      (1.4)%
                                              =====================================================

Compensation expense for 1998 must be analyzed within the context of two material factors that occurred in late 1997 and throughout 1998; the acquisitions previously described and a restructuring of First Midwest's retirement plans. On October 1, 1997 the SparBank acquisition was consummated and in February 1998 its bank subsidiary was merged into First Midwest Bank, National Association. On July 1, 1998, the Heritage acquisition was closed and on October 26, 1998 its bank subsidiary was likewise merged. Furthermore, Heritage's trust subsidiary was merged into First Midwest Trust Company on December 31, 1998. The result of these mergers was staff reductions at both bank and trust facilities with an offsetting increase in temporary personnel expense to accommodate the significant level of merger activity. Since most of the merger activity occurred in late 1998, First Midwest expects the benefits of this merger activity and the related staff reductions to be more fully realized in 1999. Another factor affecting salaries and wages in 1998 was the restructuring of First Midwest's retirement benefits effective January 1, 1998. As a result of the restructuring, First Midwest increased base salaries of certain positions to make them more market competitive and reduced retirement benefits which were found to be in excess market levels. The result contributed to the increase in salary and wages in 1998 and the reduction in retirement and other employee benefit costs. A discussion of First Midwest's retirement benefits and the expenses related thereto is included in Note 12 to "Notes to Consolidated Financial Statements" located on page 55.

Occupancy expense increased by 1.2% in 1998 over 1997 following a 8.4% increase in 1997 over 1996. The 1997 increase reflects the operational costs of four additional branches established in last half of 1996, with two additional branches opened in the third quarter of 1997 and rental increases on certain leased facilities. The 1998 increase reflects the full year operational costs of the branches established in 1997 as well as four additional branches in 1998 and the expansion of an operations center to accommodate the SparBank and Heritage acquisitions. Offsetting a portion of the occupancy cost increases in 1998 were savings realized from the merger activity.

Equipment expense decreased by 1.1% in 1998, as compared to 1997, following a 5.6% increase in 1997 over 1996. The increase in 1997 reflects higher equipment depreciation expense as a result of Companywide computer hardware upgrades and capitalized purchases of furniture and equipment for the additional branches established in 1996 and 1997. The decrease in 1998 resulted from an absence of the high volume computer hardware upgrades as well as cost savings associated with the merger activities.

Computer processing expense increased by 7.9% in 1998 over 1997 and followed a 12.2% increase in 1997 over 1996. The increases in both 1998 and 1997 were primarily volume driven but also included costs related to the merger activities. Additionally, the 1997 increase was due to the implementation of a wide-area network on a Companywide basis.

The increase in professional fees in 1998 related primarily to legal costs associated to the loan securitizations as well as costs incurred to establish the hedging activities discussed under the "Noninterest Income" section related to mortgage banking activities. The increase in 1997 related to the legal costs associated with the sale of certain 1 - 4 residential mortgage loans during that year.

Advertising and promotions expense increased in both 1998 and 1997 over prior years primarily as a result of a new multi-media advertising campaign targeting primarily at the suburban metropolitan Chicago. Additionally, in both 1998 and 1997, additional advertising costs were incurred related to the SparBank and Heritage acquisitions to ensure maximum customer retention.

Acquisition expenses related to both the SparBank and Heritage acquisitions were recorded in 1997 and 1998, respectively, and included customary investment banking and professional fees and anticipated severance and related benefits due to staff reductions. A discussion of the acquisitions, including the special charges incurred, is included under the "Acquisitions" section of Managements Discussion and Analysis located on page 13 and in Note 2 to "Notes to Consolidated Financial Statements" located on page 48.

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

First Midwest's provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 1996 through 1998 are detailed in Table 14.

                                   Table 14
                        Analysis of Income Tax Expense


                                           1998          1997           1996
                                        -----------    ---------     -----------
Income before income tax expense......     $78,699      $85,033        $81,944
Income tax expense....................     $23,995      $28,425        $27,234
Effective income tax rate.............        30.5%        33.4%          33.2%
                                        ===========    =========     ===========

Certain acquisition-related expenses recorded during 1998 and 1997 were not deductible for income tax purposes and affected the effective tax rates for both years. Factoring out the acquisition related charges for 1998 and 1997, the effective tax in each period would have been 29.5% and 32.7%, respectively. The decrease in the effective tax rate for both 1998 and 1997 as compared to the prior years is due primarily to planned increases in state tax exempt income.

CAPITAL MANAGEMENT AND DIVIDENDS

A strong capital structure is crucial in maintaining investor confidence, accessing capital markets and enabling First Midwest to take advantage of future profitable growth opportunities. First Midwest has developed a policy to manage its capital structure and that of its Affiliates in accordance with regulatory guidelines and to ensure the appropriate use of this resource. First Midwest's Capital Policy requires that each Affiliate maintain a capital ratio in excess of the minimum regulatory guidelines and also acts as an internal discipline in analyzing business risks and internal growth opportunities, in addition to setting targeted levels of return on equity. Under regulatory capital adequacy guidelines, First Midwest and its banking subsidiaries are subject to various capital requirements administered by the federal banking agencies. Capital adequacy guidelines require that First Midwest and its banking subsidiaries meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgements by the regulators about components of capital and assets, risk weightings and other factors. Quantative measures established by regulation to ensure capital adequacy require First Midwest and its banking subsidiaries to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). First Midwest believes that, as of December 31, 1998, First Midwest and First Midwest Bank, National Association meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized First Midwest Bank, National Association as "well capitalized" under the regulatory framework for the FIDICA. To be categorized as "well capitalized", a bank must maintain minimum Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets ratios as set forth in the table below.

The following table summarizes the actual capital amounts and ratios for First Midwest and compares them to the capital levels and ratios necessary to be categorized as adequately capitalized and well capitalized:

                                   Table 15
                             Capital Measurements

                                                    First Midwest            For Capital         Well Capitalized for
                                                       Actual              Adequacy Purposes            FDICIA
--------------------------------------------------------------------------------------------------------------------
                                                  Capital      Ratio       Capital     Ratio       Capital     Ratio
--------------------------------------------------------------------------------------------------------------------
As of December 31, 1998:
Total Capital (to Risk-Weighted Assets)
     First Midwest Bancorp, Inc...............   $ 480,611     13.29%     $ 277,310     8.00%     $ 346,637    10.00%
     First Midwest Bank, N.A..................     379,210     11.27        269,237     8.00        336,546    10.00

Tier 1 Capital (to Risk-Weighted Assets):
     First Midwest Bancorp, Inc...............     417,321     12.04        138,655     4.00        207,982     6.00
     First Midwest Bank, N.A..................     337,138     10.02        134,619     4.00        201,928     6.00

Tier 1 Leverage Ratio:
     First Midwest Bancorp, Inc...............     417,321      8.04        154,993     3.00        258,322     5.00
     First Midwest Bank, N.A..................     337,138      6.64        152,340     3.00        253,900     5.00
--------------------------------------------------------------------------------------------------------------------

As of December 31, 1997:
Total Capital (to Risk-Weighted Assets):
     First Midwest Bancorp, Inc...............   $ 463,266     13.33%     $ 278,080     8.00%     $ 347,600    10.00%
     First Midwest Bank, N.A./(1)/............     404,036     11.93        270,995     8.00        338,744    10.00

Tier 1 Capital (to Risk-Weighted Assets):
     First Midwest Bancorp, Inc...............     419,773     12.08        139,040     4.00        208,560     6.00
     First Midwest Bank, N.A./(1)/............     361,648     10.68        135,498     4.00        203,246     6.00

Tier 1 Leverage Ratio:
     First Midwest Bancorp, Inc...............     419,773      8.60        146,387     3.00        243,978     5.00
     First Midwest Bank, N.A. /(1)/...........     361,648      7.52        144,222     3.00        240,371     5.00
--------------------------------------------------------------------------------------------------------------------

     /(1)/  Restated as of December 31, 1997 to include merged banks.

     First Midwest believes that it has a responsibility to reward its stockholders with a meaningful current return on their investment and, as part of the Company's dividend policy, the Board of Directors reviews its dividend payout ratio periodically to ensure that it is consistent with internal capital guidelines and industry standards. As a result of improved performance from operations as well as First Midwest's perceived future prospects, the Board of Directors has increased the quarterly dividend every year since 1993. Additionally, at its November 1996 meeting, the Board also declared a 5-for-4 stock split effected in the form of a stock dividend which was paid in December 1996. The following table summarizes the dividend increases declared since 1993:

                                   Table 16
                          Dividend Increases Declared

                                 Quarterly Rate
                   Date             Per Share       % Increase
               -------------     --------------     ----------
               November 1998         $ .24               7%
               November 1997         $.225              13%
               November 1996         $ .20              18%
               February 1996         $ .17              13%
               February 1995         $ .15              15%
               February 1994         $ .13              13%

INVESTMENT MANAGEMENT

The investment portfolio is managed to maximize the return on invested funds within acceptable risk guidelines, to meet pledging requirements and to adjust balance sheet rate sensitivity to insulate net interest income against the impact of changes in interest rate movements.

The following table sets forth the year-end carrying value of securities for the last three years:

                                   Table 17
                           Composition of Securities

                                                                     December 31,
                                      ---------------------------------------------------------------------------
                                               1998                      1997                       1996
                                      ---------------------      ---------------------      ---------------------
                                                       % of                       % of                       % of
                                         Amount       Total          Amount      Total          Amount      Total
                                      -----------    ------      -----------    ------      -----------    ------
By Type:
   Mortgage-backed securities........ $ 1,258,337     62.0%      $   946,541     62.5%      $   676,021     46.1%
   State and municipal securities....     434,944     21.4%          324,549     21.4%          201,039     13.7%
   U.S. Treasury and other
     U.S. Government agencies........     304,888     15.0%          192,319     12.7%          521,556     35.6%
   Other securities..................      29,910      1.6%           52,019      3.4%           67,534      4.6%
                                      -----------    ------      -----------    ------      -----------    ------
   Total.............................   2,028,079    100.0%        1,515,428    100.0%        1,466,150    100.0%
                                      ===========    ======      ===========    ======      ===========    ======
By Classification:
   Available for sale................ $ 1,979,115     97.6%      $ 1,377,134     90.9%      $ 1,327,845     90.6%
   Held to maturity..................      48,964      2.4%          138,294      9.1%          138,305      9.4%
                                      -----------    ------      -----------    ------      -----------    ------
   Total............................. $ 2,028,079    100.0%      $ 1,515,428    100.0%      $ 1,466,150    100.0%
                                      ===========    ======      ===========    ======      ===========    ======

The following sections describe First Midwest's securities portfolios:

Securities Available for Sale - Securities which First Midwest believes could be sold prior to maturity in order to manage interest rate, prepayment or liquidity risk are classified as securities available for sale and are carried at fair market value. Unrealized gains and losses on this portfolio segment are reported on an after-tax basis as a separate component of stockholders' equity in Accumulated Other Comprehensive Income.

At December 31, 1998, after-tax net unrealized net gains on the securities available for sale portfolio totaled $9,875. This compares to an after-tax net unrealized gain on such portfolio of $12,011 as of the prior year end. The unrealized net appreciation on this portfolio represents the difference, net of taxes, between the aggregate cost and market value of the portfolio. This balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate market value of this portfolio.

In July, 1998, First Midwest reclassified $85,519 in securities from the held to maturity portfolio (described below) to the available for sale portfolio as a result of the Heritage acquisition, conforming the securities acquired to First Midwest's interest rate and credit risk policies.

The maturity distribution and average yields, on a tax equivalent basis, of the securities available for sale portfolio at December 31, 1998 are presented in Table 18.

                                   Table 18
                         Securities Available for Sale
                  Maturity Distribution and Portfolio Yields

                                                               As of December 31, 1998
                               --------------------------------------------------------------------------------------------------
                                 One year or less                     One year to five years            Five years to ten years
                               -----------------------------      -----------------------------      ----------------------------
                                Market    Amortized    Yield       Market    Amortized    Yield       Market    Amortized   Yield
                                 Value       Cost       (%)         Value       Cost       (%)         Value       Cost      (%)
                               --------   ---------    -----      --------   ---------    -----      --------   ---------   -----
US .Treasury securities....... $ 17,682      17,566     5.93         2,049       2,009     6.02           ---         ---     ---
US Agency securities..........  137,565     137,576     5.23       125,069     125,119     5.43           ---         ---     ---
Mortgage backed securities....   93,957      93,155     7.58       564,796     568,479     7.62       278,252     277,724    7.04
State & Municipal
   securities /(1)/...........    6,952       6,963     8.46        32,460      33,477     8.59        38,562      44,426    7.83
Other securities..............    8,609       8,598     1.25           ---         ---      ---           ---         ---     ---
                               --------   ---------    -----      --------   ---------    -----      --------   ---------   -----
   Total...................... $264,765    $263,858     6.06      $724,374    $729,084     7.28      $ 36,754    $322,150    7.15
                               ========   =========    =====      ========   =========    =====      ========   =========    ====

                                       After ten years                          Total
                               -----------------------------      ---------------------------------
                                Market    Amortized    Yield        Market       Amortized    Yield
                                 Value       Cost       (%)          Value          Cost       (%)
                               --------   ---------    -----      ----------    ----------    -----
US .Treasury securities.......      ---         ---      ---      $   19,731        19,575     5.99
US Agency securities..........   21,225      21,225     5.72         283,859       283,920     5.35
Mortgage backed securities...   321,318     318,828     7.10       1,258,323     1,258,186     7.36
State & Municipal
   securities /(1)/...........  330,593     307,765     7.72         408,557       392,631     7.82
Other securities..............       36          10      ---           8,645         8,608     1.25
                               --------   ---------    -----      ----------    ----------    -----
   Total...................... $676,177    $647,828     7.35      $1,979,115    $1,962,920     7.12
                               ========   =========    =====      ==========    ==========    =====


/(1)/ Yields on state and municipal securities are reflected on a tax equivalent basis, assuming a federal tax rate of 35%.

The maturity distributions of mortgaged-backed securities in Table 18 are based upon the contractual maturities of such securities. Actual maturities of the securities in Table 18 may differ from that reflected in the table due to securities with call features which are assumed to be held to contractual maturity for maturity distribution purposes.

In 1997 First Midwest restructured its mortgaged backed securities portfolio through the purchase of a mixture of short-term average life, high coupon collateralized mortgage obligations ("CMO's") and long-term tax exempt securities. First Midwest felt that the combination of the CMO's and long-term tax exempt securities would provide interest rate risk protection if interest rates rose due to the high coupons on the CMO's and would also provide protection if rates declined due to the lack of callability of the long-term tax exempt securities.

During 1998, the CMO portfolio underperformed initial expectations as a result of the decline in market interest rates and the historically high mortgage prepayments that occurred as mortgage holders refinanced their debt. The increase in prepayments reduced the expected income from the CMO portfolio because the unamortized portion on the CMO balances being paid-down was amortized immediately as required by generally accepted accounting principles. In order to limit the future, potential negative impact on interest income as a result of the performance of the CMO portfolio, First Midwest sold the poorest performing portion of that portfolio and offset the effect of the loss by selling a portion of the long-term tax exempt securities portfolio at a like gain. The proceeds from the sale of the securities were reinvested in similar municipal securities, U.S. Agency securities and more stable, longer-term cash flow mortgage-backed securities. The increase in the mortgage-backed securities portfolio from December 31, 1997 to 1998 was due in part to this reinvestment, but was primarily attributable to the $245 million in loan securitizations described in the "Net Interest Margin" section located on page 15. Note 4 to "Notes to Consolidated Financial Statements" located on page 50 includes an analysis of the securities portfolio including the proceeds and gains/losses from the sales.

Excluding securities issued by the U.S. Government and its agencies and corporations, there were no investments in securities from one issuer that exceeded 10% of consolidated stockholders' equity on December 31,1998 or 1997.

Securities Held to Maturity - Securities which First Midwest has the ability and intent to hold until maturity are classified as securities held to maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. First Midwest has no trading account securities.

The maturity distribution and average yields, on a tax equivalent basis, of the securities held to maturity portfolio as of December 31, 1998 are presented on Table 19.

                                   Table 19
                          Securities Held to Maturity
                  Maturity Distribution and Portfolio Yields

                                                                   As of December 31, 1998
                                     ------------------------------------------------------------------------------------
                                          One year or less          One year to five years      Five years to ten years
                                     --------------------------   --------------------------   --------------------------
                                     Market   Amortized   Yield   Market   Amortized   Yield   Market   Amortized   Yield
                                     Value      Cost       (%)    Value      Cost       (%)    Value      Cost       (%)
                                     ------   ---------   -----   ------   ---------   -----   ------   ---------   -----
U.S. Treasury securities...........  $  645    $  644      5.48   $  254    $  252      6.03   $   --    $   --       --
U.S. Agency securities.............      --        --        --      404       403      5.42       --        --       --
State &  municipal securities/(1)/.   2,579     2,565      9.27    8,429     8,147      8.48    7,609     6,936     9.57
Other securities...................     113       113     10.44       51        50      6.13       --        --       --
                                     ------    ------     -----   ------    ------      ----   ------    ------     ----
  Total............................  $3,337    $3,320      8.58   $9,138    $8,853      8.26   $7,609    $6,936     9.57
                                     ======    ======     =====   ======    ======      ====   ======    ======     ====
Market value as a percent
  of amortized cost................  100.51%                      103.22%                      109.70%
                                     ======                       ======                       ======

                                                      As of December 31, 1998
                                     ---------------------------------------------------------
                                           After ten years                    Total
                                     ---------------------------   ---------------------------
                                     Market    Amortized   Yield   Market    Amortized   Yield
                                     Value        Cost      (%)    Value        Cost      (%)
                                     -------   ---------   -----   -------   ---------   -----
U.S. Treasury securities...........  $    --    $   --       --    $   899       896     6.22
U.S. Agency securities.............       --        --       --        404       403     5.42
State &  municipal securities/(1)/.    9,596     8,740     9.75     28,213    26,388     9.26
Other securities...................   21,114    21,114     6.25     21,278    21,277     6.27
                                     -------   -------     ----    -------   -------     ----
  Total............................  $30,710   $29,853     7.27    $50,794   $48,964     7.87
                                     =======   =======     ====    =======   =======     ====
Market value as a percent
  of amortized cost................  102.87%                       103.74%
                                     =======                       =======

/(1)/ Yields on state and municipal securities are reflected on a tax equivalent basis, assuming a federal tax rate of 35%.

Securities Gains, Net - Net gains increased in 1998 to $1,657 as compared to $1,283 in 1997 and $728 in 1996.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Loans represent the principal source of revenue to First Midwest because, as a category, they are both the largest component and the highest yielding asset on the statement of condition. The corollary to generating higher yields, however, is the assumption of credit risk associated with the loan portfolio. Among the ways in which credit risk is controlled is through diversification of the loan portfolio and the limitation of the amount of loans extended to any one industry or group of borrowers.

Over the past several years, First Midwest has migrated toward a loan portfolio that it has attempted to distribute approximately evenly among the categories of commercial and industrial (including agricultural), consumer (including real estate 1 - 4 family) and real estate (both commercial and construction). This type of diversification spreads the risk and reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.

It is First Midwest's policy to concentrate its lending activities in the geographic market areas it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are gathered in the same market areas. As a result, First Midwest had no consequential out-of-market loans at December 31, 1998. First Midwest does not engage in lending to foreign countries or foreign entities.

The following table summarizes the total loans outstanding, and their percent of the loan portfolio, for the periods 1994 through 1998:

                                   Table 20
                                Loan Portfolio

                                                                       As of December 31,
                               -------------------------------------------------------------------------------------------------
                                           % of                % of                % of                % of                % of
                                  1998     Total      1997     Total      1996     Total      1995     Total      1994     Total
                               ----------  -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----
Commercial and industrial....  $  721,599   27.1   $  723,425   23.8   $  721,989   24.1   $  717,755   24.4   $  604,785   22.5
Agricultural.................      49,397    1.9       39,014    1.3       48,461    1.6       34,297    1.2       35,535    1.3
Consumer.....................     688,774   25.8      754,727   24.8      765,256   25.6      674,111   23.0      655,587   24.4
Real estate - 1-4 family.....     257,307    9.7      506,077   16.6      537,785   18.0      641,151   21.9      542,363   20.2
Real estate - commercial.....     769,514   28.8      858,627   28.2      755,584   25.3      734,112   25.0      741,272   27.6
Real estate - construction...     148,469    5.6      129,290    4.2      136,019    4.5      105,383    3.6       76,008    2.9
Other........................      29,357    1.1       33,634    1.1       26,135    0.9       27,201    0.9       28,367    1.1
                               ----------  -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----
  Total......................  $2,664,417  100.0   $3,044,794  100.0   $2,991,229  100.0   $2,934,010  100.0   $2,683,917  100.0
                               ==========  =====   ==========  =====   ==========  =====   ==========  =====   ==========  =====

Total loans decreased by 12.5% in 1998 after experiencing four years of growth from 1994 through 1997. The decrease in total loans was primarily attributable to four factors; (i) the securitization of $245 million 1-4 family fixed rate mortgages acquired as a part of the SparBank and Heritage loan portfolios; (ii) lower levels of nonmortgage loan originations as a result of more stringent underwriting and administration standards adopted during 1998; (iii) the outplacement from various loan categories of approximately $50 million in loans that no longer met heightened credit standards; and (iv) pricing and underwriting competitive circumstances that became more acute in 1998. All of these factors contributed to the decline of the loan portfolio, but the loan securitization factor was by far the most significant, representing 64% of the total $380 million decline in total loans outstanding. Commercial and industrial loans are diversified from an industry standpoint and include loans extended to manufacturing, retailing and other service businesses. Consistent with First Midwest's emphasis upon relationship banking, most of these credits represent core, multi-relationship customers who also maintain deposit relationships and utilize other First Midwest banking services such as cash management.

Consumer loans consist of loans made directly to individuals for various personal purposes as well as indirect installment loans represented mainly by automobile financings acquired from dealerships in First Midwest's primary markets. This category also includes direct home equity loans and other direct installment loans. The 8.7% decrease in this loan category in 1998 from 1997 is reflective of the tightened underwriting standards implemented during 1998.

Real estate 1-4 family loans decreased by 49.2%, or $248,770, in 1998 primarily due to the first quarter 1998 $70 million loan securitization and the fourth quarter 1998 $175 million securitization, as well as accelerated paydowns that were experienced as a result of increased refinancings related to the general decline in mortgage loan interest rates during of 1998. Real estate 1-4 family loans are comprised predominantly of owner-occupied residential properties.

In addition to the real estate 1-4 family loans generated for its own portfolio, First Midwest also conducts a substantial residential real estate mortgage loan origination, sales and servicing operation through its mortgage banking subsidiary. In 1998 First Midwest originated in its primary markets approximately $552,000 in real estate 1-4 family loans. Sales of such loans to the public and private investors totaled approximately $470,000, representing 85% of such loans originated in 1998. This compares to 1997's $208,000 in real estate 1-4 family loans originated and $153,000 in sales into the secondary market. First Midwest's strategy has been to originate and retain in its portfolio adjustable-rate mortgages while selling fixed-rate mortgages to third party investors, retaining the servicing rights thereon. This line of business, along with the attendant servicing operations, is further described in the "Noninterest Income" section beginning on page 22.

Real estate commercial loans, totaling $769,514, represent multi-unit residential mortgages and commercial real estate mortgages, many housing the operations of the borrower's business. The decrease in commercial real estate loans from 1997 to 1998 of $89,113 was due primarily to heightened competition during the course of 1998 from secondary markets. During the first three quarters of 1998, many First Midwest commercial real estate borrowers were being attracted by long-term low rate loans being offered through the secondary markets. First Midwest felt that loans on such terms were not appropriate for its portfolio and elected not to compete on those terms. With the volatility that the bond and credit markets experienced during the early fourth quarter of 1998 this trend began to reverse and First Midwest expects this reversal to continue into 1999.

Real estate construction loans, which increased by 14.8% or $19,179 in 1998, consist primarily of single family and multi-family residential projects located in the primary market areas of First Midwest's banking offices. Real estate-construction loans are a profitable line of lending for First Midwest due to the higher level of interest rates and fees earned on such loans as compared to other loan categories and the favorable loss experience on these loans. First Midwest closely monitors its extension of credit to customers in this loan category in order to limit its exposure to construction projects.

Maturity and Interest Rate Sensitivity of Loans

Table 21 summarizes the maturity distribution of First Midwest's commercial, agricultural, commercial real estate and real estate construction loan portfolios as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

                                   Table 21
         Maturities and Rate Sensitivity to Changes in Interest Rates

                                                Due in      Due after 1
                                                1 year     year through    Due after
                                               or less        5 years       5 years        Total
                                               --------    ------------    ---------     ----------
At December 31, 1998
--------------------
Commercial, industrial and agricultural...     $485,229      $265,123      $ 20,644      $  770,996
Real estate - commercial..................      169,625       509,824        90,065         769,514
Real estate - construction................      117,741        30,728           --          148,469
                                               --------      --------      --------      ----------
                                               $772,595      $805,675      $110,709      $1,688,979
                                               ========      ========      ========      ==========
                                         =================================================

                      Interest Rate Sensitivity of Loans
                            Maturing in Over 1 Year

                                                Fixed Rate    Floating Rate
                                                ----------    -------------
At December 31, 1998
--------------------
Commercial, industrial and agricultural....      $218,277       $ 67,490
Real estate - commercial...................       499,664        100,125
Real estate - construction.................         9,424         21,404
                                                 --------       --------
  Total....................................      $727,365       $189,019
                                                 ========       ========

Credit Quality Management and the Reserve for Loan Losses

The minimization of credit risk involves the establishment and monitoring of formal credit policies and procedures as well as continuing surveillance and evaluation of the quality, trends and collectability of the loan portfolio. First Midwest has implemented a comprehensive and standardized credit administration policy and procedures which are monitored by an internal loan review staff. These policies and procedures are reviewed and modified on an ongoing basis in order to remain suitable for the management of risk as conditions change and new financial products having credit risk are offered. First Midwest's credit administration policies include a loan rating system and an analysis by the internal loan review staff of all loans and commitments over a fixed limit, as well as statistical sampling of loans under such dollar limit. Furthermore, each account officer is vested with the responsibility of monitoring their respective loan customer relationships and acts as the first line of defense in determining changes in the loan ratings on credits for which they are responsible. First Midwest believes that any significant change in the overall quality of the loan portfolio will first manifest itself in the migration of loan ratings within the monitoring system.

First Midwest maintains a reserve for loan losses to absorb inherent losses in the loan portfolio. The appropriate level of the reserve for loan losses is determined by systematically performing a review of the loan portfolio quality as required by the credit administration policies and procedures described above. The reserve for loan losses consists of three elements; (i) reserves established for specific loans developed through detailed credit reviews; (ii) reserves based on historical loan loss experience; and, (iii) reserves based on general economic conditions as well as specific economic factors in the markets in which First Midwest operates.

The specific reserves are based on the detailed analysis of loans over a specified dollar limit, as discussed above, as well as loans where the internal credit rating is below a predetermined classification. Specific reserves for commercial loans are based on an ongoing review of individual loans outstanding and binding commitments to lend, whereas consumer and retail loan reserve allocations are based upon the evaluation of pools or groups of such loans. The portion of the reserve based on historical loan loss experience is determined statistically using a loss migration analysis that examines loss experience and the related internal rating of loans charged off. The loss migration analysis is performed quarterly and loss factors are periodically updated based on actual experience. The portion of the reserve based on general economic conditions and other factors is considered the unallocated portion of the reserve. This portion considers general economic conditions and involves a higher degree of subjectivity in its determination. This segment of the reserve considers risk factors that may not have not manifested themselves in First Midwest's historical loss experience used to determine the allocated component of the reserve.

Table 22 shows the allocation of the reserve for loan losses by loan category as well as charge-off and recovery information for the last 5 years. In 1998, First Midwest refined its allocation methodology to more closely align the projected losses in each category of the loan portfolio with the migration analysis and historical loan loss experience methodology discussed above. Additionally, based upon the Year 2000 planning discussed in the section entitled "Impact of the Year 2000" located on page 36, First Midwest has also incorporated an allocation of the reserve for loan losses totalling $1,500 to loan categories that contain loans to customers categorized as high risk with respect to their Year 2000 compliance. Accordingly, First Midwest has allocated a larger portion of its reserve for loan losses in 1998 than in prior years.

The provision for loan losses charged to operating expense in any given year is dependent on factors including loan growth and changes in the composition of the loan portfolio, net charge-off levels and Management's assessment of the reserve for loan losses based upon the credit administration policies and procedures discussed above. The 1998 provision for loan losses totalled $5,542, and includes $650 representing a one-time provision to conform Heritage's credit policies to First Midwest's. The 1997 provision for loan losses of $9,365 includes $1,296 representing a one-time provision to likewise conform SparBank's credit policies. The reduction in the provision for loan losses in 1998 is directly attributable to the decrease in loan volumes discussed under the "Portfolio Composition" section located on page 30. Based upon the reduction in loans outstanding in 1998 and the risk profile of the portfolio generally, First Midwest determined that the provision could be appropriately reduced.

                                   Table 22
                  Analysis of the Reserve for Loan Losses and
                        Summary of Loan Loss Experience

                                                                         Years ended December 31,
                                                         -------------------------------------------------------
                                                           1998        1997        1996        1995       1994
                                                         --------    --------    --------    --------    -------
Balance at beginning of year...........................  $ 46,965    $ 41,609    $ 39,729    $ 36,059    $32,564
   Loans charged-off...................................   (12,955)    (12,060)    (10,576)    (11,158)    (9,198)
   Recoveries on loans previously charged-off..........     3,738       8,051       3,088       3,174      3,100
                                                         --------    --------    --------    --------    -------
     Net charge-offs...................................    (9,217)     (4,009)     (7,488)     (7,984)    (6,098)
   Provisions charged to operating expense.............     5,542       9,365       8,189      11,654      8,743
   Reserve of acquired bank............................      ---         ---        1,179        ---         850
                                                         --------    --------    --------    --------    -------

Balance at end of year.................................  $ 43,290    $ 46,965    $ 41,609    $ 39,729    $36,059
                                                         ========    ========    ========    ========    =======

Allocation of the reserve for loan losses by
 loan category:
   Commercial and industrial...........................     6,214       4,409       4,671       5,263      7,223
   Agricultural........................................     2,634         113         115         121        492
   Consumer............................................     8,407       6,057       4,347       5,269      5,577
   Real estate - 1 - 4 family..........................     1,205       2,859       3,257       2,833      4,013
   Real estate - commercial............................     3,130       3,640       3,155       3,311      2,807
   Real estate - construction..........................     1,004         218         290         508        231
   Other...............................................       686         309         300         192        575
   Unallocated.........................................    20,010      29,360      25,474      22,232     15,141
                                                         --------    --------    --------    --------    -------
     Total.............................................  $ 43,290    $ 46,965    $ 41,609    $ 39,729    $36,059
                                                         ========    ========    ========    ========    =======

Reserve as a % of loans at year-end....................      1.62%       1.54%       1.39%       1.35%      1.34%
                                                         ========    ========    ========    ========    =======

Commercial and industrial loans:
   Charge-offs.........................................  $ (4,551)   $ (2,454)   $ (3,033)   $ (4,710)   $(5,301)
   Recoveries..........................................       945       4,733         799       1,258      1,416
                                                         --------    --------    --------    --------    -------
     Net charge-offs...................................  $ (3,606)   $  2,279    $ (2,234)   $ (3,452)   $(3,885)
                                                         --------    --------    --------    --------    -------

Agricultural loans:
   Charge-offs.........................................  $    (35)   $     (5)   $     (1)       ---     $   (74)
   Recoveries..........................................      ---         ---         ---           38         13
                                                         --------    --------    --------    --------    -------
     Net charge-offs...................................  $    (35)   $     (5)   $     (1)   $     38    $   (61)
                                                         --------    --------    --------    --------    -------

Consumer loans:
   Charge-offs.........................................  $ (7,458)   $ (8,437)   $ (6,197)   $ (4,903)   $(2,242)
   Recoveries..........................................     2,625       3,049       2,033       1,672        900
                                                         --------    --------    --------    --------    -------
     Net charge-offs...................................  $ (4,833)   $ (5,388)   $ (4,164)   $ (3,231)   $(1,342)
                                                         --------    --------    --------    --------    -------

Real estate - 1 - 4 family:
   Charge-offs.........................................  $    (56)   $   (169)   $   (167)   $    (61)   $  (393)
   Recoveries..........................................      ---           28          52         111        190
                                                         --------    --------    --------    --------    -------
     Net charge-offs...................................  $    (56)   $   (141)   $   (115)   $     50    $  (203)
                                                         --------    --------    --------    --------    -------

Real estate - commercial:
   Charge-offs.........................................  $   (215)   $   (710)   $   (732)   $ (1,356)   $(1,031)
   Recoveries..........................................       150         220         157          36        477
                                                         --------    --------    --------    --------    -------
     Net charge-offs...................................  $    (65)   $   (490)   $   (575)   $ (1,320)   $  (554)
                                                         --------    --------    --------    --------    -------

Real estate - construction loans:
   Charge-offs.........................................  $    (12)   $    (52)       ---         ---        ---
   Recoveries..........................................      ---         ---         ---           47         73
                                                         --------    --------    --------    --------    -------
     Net charge-offs...................................  $    (12)   $    (52)       ---     $     47    $    73
                                                         --------    --------    --------    --------    -------

Other loans:
   Charge-offs.........................................  $   (628)   $   (233)   $   (446)   $   (128)   $  (157)
   Recoveries..........................................        18          21          47          12         31
                                                         --------    --------    --------    --------    -------
     Net charge-offs...................................  $   (610)   $   (212)   $   (399)   $   (116)   $  (126)
                                                         --------    --------    --------    --------    -------

Total loans:
   Charge-offs.........................................  $(12,955)   $(12,060)   $(10,576)   $(11,158)   $(9,198)
   Recoveries..........................................     3,738       8,051       3,088       3,174      3,100
                                                         --------    --------    --------    --------    -------
     Net charge-offs...................................  $ (9,217)   $ (4,009)   $ (7,488)   $ (7,984)   $(6,098)
                                                         --------    --------    --------    --------    -------
   Ratio of net charge-offs to average loans
    outstanding for the period.........................      0.31%       0.13%       0.26%       0.28%      0.24%
                                                         ========    ========    ========    ========    =======

Nonperforming Loans and Assets

Nonperforming assets consist of nonaccrual loans, restructured loans and foreclosed real estate. Past due loans are loans which are delinquent 90 days or more and are still accruing interest. It is First Midwest's policy to discontinue the accrual of interest income on any loan when there is reasonable doubt as to the timely collectability of interest or principal. Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to such collectability.

The following table summarizes nonperforming assets and past due loans for the past five years as well as certain information relating to interest income on nonaccrual and restructured loans outstanding during 1998:

                                   Table 23
              Analysis of Nonperforming Assets and Past Due Loans


                                                     Years ended December 31,
                                         ---------------------------------------------------
                                          1998       1997       1996       1995       1994
                                         -------    -------    -------    -------    -------
Nonaccrual loans.....................    $20,638    $11,699    $16,974    $15,138    $15,208
Restructured loans...................         --        139         --      7,917      8,317
                                         -------    -------    -------    -------    -------
 Total nonperforming loans...........     20,638     11,838     16,974     23,055     23,525
Foreclosed real estate...............      1,015      5,119      6,589      6,459     11,219
                                         -------    -------    -------    -------    -------
Total nonperforming assets...........    $21,653    $16,957    $23,563    $29,514    $34,744
                                         =======    =======    =======    =======    =======
90 days past due loans...............    $ 5,342    $ 5,736    $ 5,498    $ 5,507    $ 6,116
                                         =======    =======    =======    =======    =======
Nonperforming loans to total loans...       0.77%      0.39%      0.57%      0.79%      0.88%
                                         =======    =======    =======    =======    =======
Nonperforming assets to total loans
 plus foreclosed real estate.........       0.81%      0.56%      0.79%      1.00%      1.29%
                                         =======    =======    =======    =======    =======
Nonperforming assets to total assets.       0.42%      0.34%      0.49%      0.62%      0.77%
                                         =======    =======    =======    =======    =======

Reserve for loan losses as a % of:
 Total loans at year end.............       1.62%      1.54%      1.39%      1.35%      1.34%
 Nonperforming loans.................        210%       397%       245%       172%       153%
                                         =======    =======    =======    =======    =======

The effect of nonaccrual and restructured loans on interest income for 1998 is presented below:

                                                                                        1998
                                                                                       ------
Interest which would have been included at the original contract rates............     $2,263
Interest included in income during the year.......................................       (532)
                                                                                       ------
Interest income not recognized....................................................     $1,731
                                                                                       ======

Nonperforming loans totaled $20,638 at year-end 1998 as compared to $11,838 at year-end 1997, increasing as a percentage of total loans to .77% in 1998 from
 .39% in 1997. The increase in nonaccrual loans in 1998 is primarily attributable to two commercial loan customers, each comprising approximately one half of the increase. First Midwest's disclosure with respect to impaired loans is contained in Note 6 to "Notes to the Consolidated Financial Statements" located on page
52.

In addition to the loans summarized in Table 23, the Securities and Exchange Commission Industry Guide for Bank Holding Companies requires that certain other loans in the portfolio which First Midwest is monitoring, but where existing conditions do not warrant classification as nonaccrual or restructured, be disclosed. These loans, which totaled $27,026 at December 31, 1998, as compared to $44,151 at year-end 1997, continue to accrue interest and are specifically considered in the evaluation of the adequacy of the reserve for loan losses.

YEAR 2000 READINESS DISCLOSURE

Notice is hereby given that the Year 2000 statement set forth below is being designated a Year 2000 Readiness Disclosure in accordance with Section 7(b) of the Year 2000 Information and Readiness Disclosure Act.

Introduction

Since April 1997, First Midwest has been engaged in the process of addressing a potential problem that is facing all users of automated information systems, including personal computers, that is generally referred to as the Year 2000 Issue. The issue is the result of computer systems processing transactions based upon 2 digits representing the year of the transaction rather than 4 full digits (i.e. 99 for 1999). These computer systems may not operate properly when the last two digits become "00", as will occur on January 1, 2000. In some cases, this could result in a system failure, miscalculations causing disruptions of operations or the temporary inability to process transactions, send invoices or engage in similar normal business activities. The issue could effect a wide variety of automated information systems such as main frame computer applications, personal computers, communications systems, including telephone systems, and other information systems utilized by not only First Midwest but also its customers and vendors.

The most significant of First Midwest's automated information systems affected by the Year 2000 Issue are the data processing systems used to process transactions and information for loan, deposit and trust customers, and for First Midwest's mortgage loan origination and servicing activities. First Midwest currently purchases the services for these systems from two nationally recognized data processing vendors. Other programs and applications used in First Midwest's operations that will be affected by the Year 2000 Issue include building and security systems, equipment (including proof machines, sorters and cash dispensers), hardware (including routers, servers, printers and controllers), ATM modems and computer software. The majority of these items have been purchased from outside vendors who are responsible for maintenance of the systems and modifications to enable uninterrupted usage. Additionally, First Midwest does have some in-house applications, interface equipment and interfaces that must be reviewed and modified.

A detailed discussion of the state of readiness, risks, contingency plans and costs associated with First Midwest's plan to address the Year 2000 Issue are discussed below.

State of Readiness

First Midwest's Year 2000 plan process began in April 1997. At that time, the Chief Information Officer/Executive Vice President of First Midwest Bank, N.A. was appointed the Year 2000 plan coordinator and a steering committee was formed consisting of representatives from the appropriate disciplines across the Company. The Year 2000 steering committee has been meeting regularly since August 1997. The Company's internal auditor is a participant at the Committee meetings. To date, First Midwest has completed the initial awareness phase as well as the assessment phase, identifying all mission critical applications, vendors and external agents. First Midwest is currently on schedule for the finalization of the renovation process and the testing (i.e. validation) of hardware and software. First Midwest is substantially completed with the renovation and testing of all mission critical applications. The remaining renovation and testing of mission critical applications will occur in the first quarter of 1999. A third party consulting firm has been retained to review the testing of Year 2000 mission critical applications. The review commenced in December 1998 and will conclude in February 1999.

First Midwest relies on outsourced data processing for core banking applications from two nationally recognized data processing vendors. Both vendors have advised First Midwest that the computer programming language ("code") affected by the Year 2000 Issue has been fully renovated and tested, and was placed in production as of October 31, 1998. Year 2000 compliance testing of the mainframe banking applications is planned for the first quarter of 1999. This will occur with the renovated live code. Of the 565 mission critical applications requiring renovation, approximately 73% have been renovated and 27% are scheduled for renovation in 1999. Of the total mission critical applications, 53% are currently compliant.

The Year 2000 plan has been fully documented in a narrative format which outlines the procedures and processes used to achieve compliance. The Year 2000 plan is divided into a number of sections focusing on applications (software, hardware, equipment, forms, etc.), third party vendors, and customer or external agent relationships. In March 1998 a review of the plan was conducted by a consulting firm with expertise in Year 2000 compliance resulting in two recommendations for enhancement to the plan being made, both of which were implemented. Additionally during 1998, the compliance plan and activities of both First Midwest Bank, N.A. and First Midwest Trust Company were formally reviewed by the OCC, their primary bank regulator. The Year 2000 plan coordinator periodically submits written reports to the Board of Directors relative to the Company's Year 2000 plan status and compliance.

Risks From Year 2000 Issues

The predominant risk associated with the Year 2000 issue for First Midwest rests with the functionality of the mainframe systems. Since First Midwest relies heavily on outsourced processing, the preparedness of both outside vendors are of paramount importance. The inability of these vendors to process mainframe information would be detrimental to the Company's ability to process transactions and serve customers, and for this reason, the Company has entered into an agreement for contingency processing with a third nationally recognized data processing vendor in the event of Year 2000 noncompliance by either primary data processing vendors. In addition, the Company closely monitors the progress of these vendors with regard to their preparedness as stated above. The Year 2000 renovated code is currently functional in the live system and has been tested by both of the primary data processing vendors. Proxy test results have been reviewed and maintained for further assurance of compliance by these two vendors.

With regard to other turnkey systems and hardware, First Midwest has a program of renovation in process with testing having commenced in November 1998 with completion scheduled for February 1999.

Customers also present potential risk relative to their compliance with Year 2000 within their own organizations. First Midwest has identified critical relationships and has initiated a plan to assess the Year 2000 sufficiency of its customer base. As of November 1998 the identified portfolio of mission critical customer relationships has been rated "low" on a scale of high, moderate or low Year 2000 risk. In addition, for any customers rated "high" risk, a follow-up review is conducted every 3 weeks, for "moderate" ratings a follow-up review is conducted every 4 weeks, and for "low" risk customers, a follow up review is conducted every ninety days. Although it is very difficult to assess or quantify the Year 2000 risk level of customer relationships, the percentage of mission critical customers rated "high" is 14% at year-end 1998.

Vendors and other third party relationships are also under continuing evaluation. First Midwest relies on a number of critical vendors with whom communications relative to Year 2000 risk levels are regularly reviewed. Of such vendors, one of the more critical is First Midwest's outsourced item processing vendor. That vendor, another nationally recognized data processor, is considered well-advanced with its Year 2000 compliance efforts. Of all third party vendors and suppliers, perhaps the most difficult assessment of Year 2000 risk are utility companies, such as electrical, gas and telephone. This is a risk that is shared by everyone and cannot be accurately quantified at this time.

Contingency Plans

The primary contingency plan of First Midwest is the contingency processing agreement with the vendor discussed above. The purpose of this agreement is to hold a place for converting to that data processor in the event that either, or both, primary data processing vendors do not become Year 2000 compliant and First Midwest elects to proceed with this contingency plan.

First Midwest, as part of its contingency plan, has identified the core business units and functions of the Company and the associated computer applications pertinent to these core business units and functions. Trigger dates and contingency plans have been identified for each of the mission critical systems applicable to these units and functions, none of which have required execution at this time. Furthermore, First Midwest has identified failure scenarios and is in the process of developing information to identify (1) the minimum level of output and services, (2) critical requirements/tools to produce the minimum level of outputs and services and (3) recovery plans for minimum levels of outputs and services. As of December 1998, the Year 2000 steering committee has begun to aggressively address business resumption plans to ensure that the critical components of First Midwest's operations will continue in the event of a failure scenario. This process includes analyzing the critical risk factors and preparing in advance to mitigate such risks. It is anticipated that business resumption risk plans will fully be in place not later than June 30, 1999.

A formal conversion process along with a designated team of internal managers will prepare for the century turn beginning in October 1999 and respond to operational problems and issues that may arise. This readiness process is intended to further mitigate problems and define the support structure to respond to the issues that arise after the century turn.

Costs to Address Year 2000 Issues

First Midwest's plan to become Year 2000 compliant is being executed with internal resources, primarily through its Information Systems staff. First Midwest currently expects to utilize minimal contract consulting to supplement its internal staff. As First Midwest relies predominantly on outsourced vendors for most of the core applications, significant costs associated with Year 2000 renovation are not expected to be experienced. First Midwest has been informed by its primary data processing vendors that they have no current expectation to pass on Year 2000 compliance costs to First Midwest as the service contracts with these vendors make no such provision. As a result, the primary costs that are expected to be incurred with the Year 2000 plan involve micro-computer hardware replacement and upgrades, operating system upgrades, software replacement and equipment and forms upgrades. These costs, as well as the payroll costs and consulting expenses incurred, will be expensed as incurred.

Based on the Year 2000 plan as currently being executed and the best available information, First Midwest does not anticipate the cost to address the Year 2000 issues will have a material adverse impact on its financial condition, results of operations or liquidity.

QUARTERLY REVIEW

Table 24 summarizes First Midwest's quarterly earnings performance for 1998 and 1997:

                                   Table 24
                     Quarterly Earnings Performance /(1)/

                                                 1998 Quarters                              1997 Quarters
                                   ------------------------------------------------------------------------------------
                                   Fourth      Third     Second      First     Fourth      Third     Second      First
                                   -------    -------    -------    --------   -------    -------    -------    -------
Interest income..................  $89,380    $92,720    $90,641    $91,856    $92,605    $92,458    $88,763    $87,835
Interest expense.................   43,949     45,778     44,442     42,847     43,907     43,369     40,758     40,484
Net interest income..............   45,431     46,942     46,199     49,009     48,698     49,089     48,005     47,351
Provision for loan losses/(2)/...    1,003      2,404        867      1,268      3,359      2,376      1,372      2,258
Noninterest income...............   15,219     14,003     13,697     12,543     12,575     12,182     10,869     11,746
Special charges/(3)/.............       --     16,148         --         --      5,446         --         --         --
Noninterest expense..............   35,247     35,269     35,529     36,609     35,017     35,739     35,593     34,322
Income tax expense...............    7,077      2,470      6,965      7,483      6,101      7,343      7,204      7,777
Net income.......................   17,323      4,654     16,535     16,192     11,350     15,813     14,705     14,740
Pro forma net income
   before special items/(4)/.....  $17,323    $17,188    $16,535    $16,192    $16,431    $15,813    $14,705    $14,740
-----------------------------------------------------------------------------------------------------------------------
Basic earnings per share.........  $  0.60    $  0.16    $  0.56    $  0.55    $  0.39    $  0.54    $  0.50    $  0.50
Diluted earnings per share,......  $  0.59    $  0.16    $  0.55    $  0.54    $  0.38    $  0.53    $  0.49    $  0.49
Pro forma diluted earnings per
   share before special
   items./(4)/...................  $  0.59    $  0.58    $  0.55    $  0.54    $  0.56    $  0.54    $  0.50    $  0.50
-----------------------------------------------------------------------------------------------------------------------
Return on average equity.........    15.18%      3.88%     14.16%     14.26%      9.97%     14.30%     14.06%     14.35%
Pro forma return on
   average equity before
   special items/(4)/............    15.18%     14.34%     14.16%     14.26%     14.44%     14.30%     14.06%     14.35%
-----------------------------------------------------------------------------------------------------------------------
Return on average assets.........     1.32%      0.36%      1.31%      1.33%      0.92%      1.29%      1.26%      1.27%
Pro forma return on
   average assets before
   special items/(4)/............     1.32%      1.32%      1.31%      1.33%      1.33%      1.29%      1.26%      1.27%
-----------------------------------------------------------------------------------------------------------------------
Net interest margin - tax
   equivalent....................     3.98%      4.09%      4.17%      4.48%      4.42%      4.53%      4.59%      4.55%
-----------------------------------------------------------------------------------------------------------------------

Notes:
/(1)/ All ratios are presented on an annualized basis.

/(2)/ Third quarter 1998 and fourth quarter 1997 provision for loan losses includes $650 and $1,293, respectively, in provisions for loan losses incident to conforming acquirees, credit policies to First Midwest's.

/(3)/ Third quarter 1998 and fourth quarter 1997 special charges include acquisition expenses in connection with the Heritage and SparBank acquisitions, respectively.

/(4)/ Represents net income, diluted earnings per share, return on average equity and return on average assets on a pro-forma basis excluding the after-tax effect of the provisions for loan losses and special charges described in (2) and (3) above.

FOURTH QUARTER 1998 vs. 1997

Net income for the fourth quarter of 1998 increased to a record $17.3 million or $0.59 per diluted share, as compared to 1997 fourth quarter net income before special charge of $16.4 million or $0.55 per diluted share, representing an increase on a per diluted shared basis of 7.3%. A fourth quarter 1997 special charge represented acquisition and related costs incurred in connection with the merger of SparBank.

The fourth quarter of 1998 saw a continuation of net interest margin compression and the related decline in net interest income experienced earlier in 1998. Contributing to this decline were a number of factors including lower average loans outstanding, higher than average and more expensive governmental deposits and the costs of investing in corporate owned life insurance (the income on which is reported as a component on noninterest income). Of these factors, the most significant was lower average loans outstanding which was attributable to
(i) the securitizations during 1998 of $245 million of fixed rate mortgages acquired from the Heritage and SparBank portfolios; (ii) lower levels of non-mortgage originations as a result of more stringent underwriting and administration standards adopted during 1998; (iii) the outplacement from various portfolios of approximately $50 million in loans that no longer met heightened credit standards; and (iv) pricing and underwriting competitive circumstances.

Offsetting the decline in net interest income were increases in service charges and fees, mortgage banking revenues and higher trust and investment management fees. Additionally, a lower provision for loan losses was warranted due to the decline in loans outstanding and the increase in the reserve for loan losses as a percentage of total loans. The cost savings related to the Heritage acquisition realized in the fourth quarter of 1998 resulted in flat quarter-to-quarter noninterest expense which also offset the decline in net interest income.

--------------------------------------------------------------------------------

                          FORWARD LOOKING STATEMENTS

The preceding "Business", "Legal Proceeding" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-K contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents First Midwest's expectations and beliefs concerning future events including, without limitation, the following: the Company's efforts in retaining and expanding its customer base and differentiating it from its competition; the FDIC insurance premium assessments for 1999; the impact from liabilities arising from legal proceedings on its financial condition; the impact of certain securities sales, and interest rates in general, on the volatility of its net interest income; the impact of policy guidelines and strategies on net interest income based on future interest rate projections; the ability to provide funding sources for both the Bank and the Parent Company; the benefits of 1998 merger activity on future years' overhead expense; the impact of portfolio diversification and the outplacement of high risk loans on future levels of loan losses; the reversal in the trend of competition for real estate-commercial loans and the effect of loan growth generally on the improvement in net interest income; the assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions; and Management's assessment of the impact of the Year 2000 on the financial condition, results of operations and liquidity of the Company.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business-related risks and uncertainties effecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitations, the following: dynamics of the markets served in terms of competition from traditional and nontraditional financial service providers can effect both the funding capabilities of the Company in terms of deposit garnering as well as the ability to compete for loans and generate the higher yielding assets necessary to improve net interest income; future legislation and actions by the Federal Reserve Board may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates and operational limitations; significant fluctuations in market interest rates may affect the ability to reinvest proceeds from the maturities and prepayments on certain categories of securities and affect the overall yield of the portfolio; business expansion activities and other efforts to retain customers may increase the need for staffing and the resulting personnel expense in future periods; deviations from the assumptions used to evaluate the appropriate level of the reserve for loan losses as well as future purchases and sales of loans may affect the appropriate level of the reserve for loan losses and thereby affect the future levels of provisioning; the steps necessary to address the Year 2000 Issue include ensuring that not only First Midwest's automated systems, but also those of vendors and customers, can become Year 2000 compliant.

Accordingly, results actually achieved may differ materially from expected results in these statements. First Midwest does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FIRST MIDWEST BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CONDITION
                            (Amounts in thousands)

                                                                                      December 31,
                                                                                ------------------------
                                                                                   1998          1997
                                                                                ----------    ----------
Assets
Cash and due from banks..................................................       $  156,524    $  166,188
Funds sold and other short-term investments..............................               12        33,919
Mortgages held for sale..................................................           75,235        26,857
Securities available for sale, at market value...........................        1,979,115     1,377,134
Securities held to maturity, at amortized cost (market value of
   $50,794 and $142,108 at December 31, 1998 and 1997, respectively).....           48,964       138,294
Loans, net of unearned discount..........................................        2,664,417     3,044,794
Reserve for loan losses..................................................          (43,290)      (46,965)
                                                                                ----------    ----------
  Net loans..............................................................        2,621,127     2,997,829

Premises, furniture and equipment........................................           78,168        78,805
Accrued interest receivable..............................................           36,362        34,890
Investment in corporate owned life insurance.............................          100,135            --
Other assets.............................................................           97,245        79,579
                                                                                ----------    ----------
  Total assets...........................................................       $5,192,887    $4,933,495
                                                                                ==========    ==========

Liabilities and Stockholders' Equity
Liabilities:
  Demand deposits........................................................       $  695,484    $  659,226
  Savings deposits.......................................................          529,322       537,874
  NOW accounts...........................................................          452,028       400,750
  Money Market deposits..................................................          516,512       466,531
  Time deposits..........................................................        1,857,105     1,871,226
                                                                                ----------    ----------
    Total deposits.......................................................        4,050,451     3,935,607

  Short-term borrowings..................................................          623,899       483,601
  Accrued interest payable...............................................           17,245        18,935
  Other liabilities......................................................           48,394        35,633
                                                                                ----------    ----------
    Total liabilities....................................................        4,739,989     4,473,776
                                                                                ----------    ----------

Stockholders' equity:
  Preferred stock, no par value: 1,000 shares authorized, none issued....               --            --
  Common stock, $.01 par value; 60,000 shares authorized: 30,364 and 30,070 shares issued at December 31, 1998 and 1997 respectively;
    29,032 and 29,376 shares outstanding at December 31, 1998 and
    1997, respectively...................................................              290           294
  Additional paid-in capital.............................................           86,054        87,137
  Retained earnings......................................................          399,446       375,117
  Accumulated other comprehensive income, net of tax.....................            9,875        12,011
  Treasury stock, at cost; 1,332 and 694 shares at December 31,
  1998 and 1997, respectively............................................          (42,767)      (14,840)
                                                                                ----------    ----------
    Total stockholders' equity...........................................          452,898       459,719
                                                                                ----------    ----------
    Total liabilities and stockholders' equity...........................       $5,192,887    $4,933,495
                                                                                ==========    ==========

----------------------------------

See Notes to Consolidated Financial Statements.

                          FIRST MIDWEST BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)

                                                                    Years ended December 31,
                                                         --------------------------------------------
                                                            1998             1997             1996
                                                         ----------       ----------       ----------
Interest Income
Loans..................................................  $  259,495       $  266,775       $  255,860
Securities:
  Available for sale - taxable.........................      78,986           77,274           81,178
  Available for sale - nontaxable......................       9,918            7,498            3,409
  Held to maturity - taxable...........................       1,451              865            1,112
  Held to maturity - nontaxable........................       8,526            6,328            6,921
                                                         ----------       ----------       ----------
    Total interest on securities.......................      98,881           91,965           92,620
                                                         ----------       ----------       ----------

Funds sold and other short-term investments............       6,221            2,921            4,137
                                                         ----------       ----------       ----------
    Total interest income..............................     364,597          361,661          352,617
                                                         ----------       ----------       ----------

Interest Expense
Savings deposits.......................................      13,696           14,865           15,668
NOW accounts...........................................       9,798            9,568            9,284
Money market deposits..................................      19,241           16,103           14,081
Time deposits..........................................     103,477          100,129           97,437
Short-term borrowings..................................      30,804           27,853           32,505
                                                         ----------       ----------       ----------
    Total interest expense.............................     177,016          168,518          168,975
                                                         ----------       ----------       ----------
  Net interest income..................................     187,581          193,143          183,642

Provision for Loan Losses..............................       5,542            9,365            8,189
                                                         ----------       ----------       ----------
  Net interest income after provision for loan losses..     182,039          183,778          175,453
                                                         ----------       ----------       ----------
Noninterest Income
Service charges on deposit accounts....................      17,100           16,735           15,604
Trust and investment management fees...................       9,134            8,411            7,981
Other service charges, commissions and fees............      10,197            9,428            8,759
Mortgage banking revenues..............................       8,535            6,161            5,719
Security gains, net....................................       1,657            1,283              728
Corporate owned life insurance income..................       3,135               --               --
Other..................................................       5,704            5,354            3,763
                                                         ----------       ----------       ----------
    Total noninterest income...........................      55,462           47,372           42,554
                                                         ----------       ----------       ----------
Noninterest Expense
Salaries and wages.....................................      63,268           59,998           58,467
Retirement and other employment benefits...............      14,026           15,063           14,532
Occupancy expense of premises..........................      12,039           11,891           10,974
Equipment expense......................................       8,354            8,442            7,993
Computer processing expense............................       9,846            9,129            8,134
Professional services..................................       7,849            7,546            7,378
Advertising and promotions.............................       4,576            3,959            3,607
Special assessment for SAIF............................          --               --            1,640
Acquisition and restructure charges/(credits)..........      16,148            5,446           (1,340)
Other expenses.........................................      22,696           24,643           24,678
                                                         ----------       ----------       ----------
    Total noninterest expense..........................     158,802          146,117          136,063
                                                         ----------       ----------       ----------
Income before income tax expense.......................      78,699           85,033           81,944
Income tax expense.....................................      23,995           28,425           27,234
                                                         ----------       ----------       ----------
  Net Income...........................................  $   54,704       $   56,608       $   54,710
                                                         ==========       ==========       ==========

Per Share Data
  Basic earnings per share.............................  $     1.87       $     1.93       $     1.86
  Diluted earnings per share...........................  $     1.84       $     1.89       $     1.82
  Weighted average shares outstanding..................      29,331           29,320           29,470
  Weighted average diluted shares outstanding..........      29,803           29,903           30,076

-----------------------------------------------
See Notes to Consolidated Financial Statements.

                          FIRST MIDWEST BANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (Amounts in thousands, except per share data)

                                                                                                   Accumulated
                                                               Additional                             Other
                                                    Common       Paid-in    Retained    Treasury   Comprehensive
                                                     Stock       Capital    Earnings     Stock        Income         Total
                                                   ---------   ----------   --------   ---------   -------------   --------
Balance at December 31, 1995                        $34,948      $53,015    $307,611   $ (6,097)     $ 4,366       $393,843
Comprehensive Income:
 Net income.....................................         --           --      54,710         --           --         54,710
Other comprehensive income, net of tax:
  Unrealized gains/(losses) on securities,
   net of reclassification adjustment...........         --           --          --         --       (1,847)        (1,847)
                                                                                                                   --------
 Total comprehensive income.....................                                                                     52,863

Dividends ($.704 per share).....................         --           --     (12,047)        --           --        (12,047)
Cash dividends paid by acquiree prior
 to combination.................................         --           --      (7,100)        --           --         (7,100)
Reclassification due to setting par value
 at $.01 per common share.......................    (34,673)      34,673          --         --           --             --
Purchase of treasury stock......................         --           --          --    (12,681)          --        (12,681)
Issuance of treasury stock to benefit plans.....         --            9          --      1,131           --          1,140
Exercise of stock options.......................         17       (1,612)        (20)     3,727           --          2,112
                                                   --------    ---------    --------   --------      -------       --------
Balance at December 31, 1996                            292       86,085     343,154    (13,920)       2,519        418,130

Comprehensive Income:
 Net income.....................................         --           --      56,608         --           --         56,608
Other comprehensive income, net of tax:
  Unrealized gains/(losses) on securities, net
   of reclassification adjustment...............         --           --          --         --        9,492          9,492
                                                                                                                   --------
 Total comprehensive income.....................                                                                     66,100

Dividends ($.825 per share).....................         --           --     (14,594)        --           --        (14,594)
Cash dividends paid by acquiree prior to
 combination....................................         --           --      (7,062)        --           --         (7,062)
Purchase of treasury stock......................         --         (120)         --    (13,463)          --        (13,583)
Issuance of treasury stock to benefit plans.....         --           70          --        896           --            966
Sale of treasury stock..........................         --          180          --      4,620           --          4,800
Exercise of stock options.......................         --          924      (2,989)     7,027           --          4,962
Par value adjustment on net common
 shares issued..................................          2           (2)         --         --           --             --
                                                   --------    ---------    --------    -------      -------       --------

Balance at December 31, 1997                            294       87,137     375,117    (14,840)      12,011        459,719

Comprehensive Income:
 Net income.....................................         --           --      54,704         --           --         54,704
 Other comprehensive income, net of tax:
  Unrealized gains/(losses) on securities, net
   reclassification adjustment..................         --           --          --         --       (2,136)        (2,136)
                                                                                                                   --------
Total comprehensive income.....................          --           --          --         --           --         52,568
Dividends ($.915 per share).....................         --           --     (24,829)        --           --        (24,829)
Cash dividends paid by acquiree prior to
 combination....................................         --           --      (2,715)        --           --        (2,715)
Purchase of treasury stock......................         --       (1,081)          9    (34,362)          --       (35,434)
Issuance of treasury stock to benefit plans.....         --           88          --      1,409           --         1,497
Exercise of stock options.......................         --         (123)     (2,840)     5,103           --         2,140
Fair market value adjustment to treasury
 stock held in Grantor Trust....................         --           29          --        (77)          --           (48)
Par value adjustment on net common
 shares issued..................................         (4)           4          --         --           --            --
                                                   --------    ---------    --------   --------      -------      --------
Balance at December 31, 1998                        $   290      $86,054    $399,446   $(42,767)     $ 9,875      $452,898
                                                   --------    ---------    --------   --------      -------      --------

See Notes to Consolidated Financial Statements.

                          FIRST MIDWEST BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                                                     Year ended December 31,
                                                                                              -------------------------------------
Operating Activities                                                                              1998         1997        1996
                                                                                              -----------   ---------   -----------
Net income.................................................................................   $    54,704   $  56,608   $    54,710
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses................................................................         5,542       9,365         8,189
  Depreciation and amortization............................................................         8,799       8,888         8,553
  Net amortization of premium on securities................................................        12,078       3,927        (4,471)
  Net (gains) on sale of securities........................................................        (1,657)     (1,283)         (728)
  Net (gains) on sales of premises and equipment...........................................          (454)       (694)         (142)
  Net pension cost.........................................................................         1,613         629           487
  Net (decrease) increase in deferred income taxes.........................................        (1,448)     (2,694)        2,475
  Net amortization of purchase accounting adjustments, goodwill and other intangibles......         3,835       5,201         4,679
Changes in operating assets and liabilities:
  Net (increase) decrease in loans held for sale...........................................       (48,378)    (13,365)        6,519
  Net (increase) decrease in accrued interest receivables..................................        (1,472)       (764)        2,003
  Net (increase) decrease in other assets..................................................       (18,348)    (14,373)       (6,525)
  Purchases of corporate owned life insurance..............................................      (100,135)         --            --
  Net (decrease) increase in accrued interest payable......................................        (1,690)      2,052        (2,477)
  Net increase in other liabilities due to loan purchase principal and interest settlement.            --          --        66,570
  Other net increase (decrease) in other liabilities.......................................         4,558     (65,931)           (8)
  Other net................................................................................        (2,039)         --            --
                                                                                              -----------   ---------   -----------
  Other net cash provided (used) by operating activities...................................       (84,492)    (12,434)      139,834
                                                                                              -----------   ---------   -----------

Investing Activities
Securities available for sale:
  Proceeds from maturities, repayments and calls...........................................     1,668,965     579,847       435,309
  Proceeds from sales......................................................................       823,029     366,898     1,172,845
  Purchases................................................................................    (2,770,758)   (988,719)   (1,451,154)
Securities held to maturity:
  Proceeds from maturities, repayments and calls...........................................        15,529      16,290        18,772
  Purchases................................................................................       (11,293)    (10,648)      (28,269)
Loans made to customers, net of principal collected........................................       124,706     (56,443)     (176,295)
Proceeds from sales of other real estate owned.............................................         5,177       4,401         5,170
Proceeds from sales of premises, furniture and equipment...................................           363       2,552           262
Purchases of premises and equipment........................................................       (10,787)    (12,484)      (10,616)
Purchase price of acquired bank, net of cash...............................................            --          --        (7,798)
                                                                                              -----------   ---------   -----------
      Net cash (used) by investing activities..............................................      (155,069)    (98,306)      (41,774)
                                                                                              -----------   ---------   -----------

Financing Activities
Net increase in deposit accounts...........................................................       115,033     245,440        36,925
Net increase (decrease) in short-term borrowings...........................................       140,298     (95,345)     (136,964)
Net purchases of treasury stock............................................................       (33,937)     (5,369)      (10,265)
Cash dividends.............................................................................       (27,544)    (21,656)      (19,147)
Exercise of stock options..................................................................         2,140       1,709           836
                                                                                              -----------   ---------   -----------
      Net cash provided (used) by financing activities.....................................       195,990     124,779      (128,615)
                                                                                              -----------   ---------   -----------

      Net (decrease) increase in cash and cash equivalents.................................       (43,571)     14,039       (30,555)
      Cash and cash equivalents at beginning of the period.................................       200,107     186,068       216,623
                                                                                              -----------   ---------   -----------
      Cash and cash equivalents at end of the period.......................................   $   156,536   $ 200,107   $   186,068
                                                                                              ===========   =========   ===========

Supplemental disclosures:
Income taxes paid..........................................................................   $    23,016   $  32,697   $    24,027
Interest paid to depositors and creditors..................................................       178,894     166,542       169,333
Non-cash transfers of loans to foreclosed real estate......................................         1,534      (1,485)        5,745
Non-cash transfers to securities available for sale from loans.............................       245,000          --       141,164
Non-cash transfers to securities available for sale from securities held to maturity.......        85,519          --            --
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

First Midwest Bancorp, Inc. ("First Midwest") is a Delaware corporation that was incorporated in 1982, began operations on March 31, 1983 and was formed through an exchange of common stock. First Midwest, the third largest Illinois based publicly traded banking company, has operations primarily located in Northern Illinois with approximately 85% of its banking assets in the suburban metropolitan Chicago area. First Midwest is engaged in commercial and retail banking and offers a broad array of lending, depository and related financial services tailored for individual, commercial and industrial and governmental customers. Additionally, First Midwest offers trust, investment management, mortgage banking and insurance services in the same markets served by its banking operations.

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

Basis of Presentation - Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation. For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents have been defined by Management to include cash and due from banks, funds sold and other short-term investments. First Midwest uses the accrual basis of accounting for financial reporting purposes, except for immaterial sources of income and expense which are recorded when received or paid.

Business Combinations and Other Financial Disclosures - Certain business combinations have been accounted for under the pooling-of-interests method of accounting. This method requires the assets, liabilities and shareholders' equity of the merged entity to be retroactively combined with First Midwest's respective accounts at recorded value. Prior period financial statements and other financial disclosures have been restated to give effect to business combinations accounted for under this method.

Mortgages Held for Sale - First Midwest originates residential real estate mortgage loans which are to be sold in the secondary market, including loans securitized under programs with the Federal Home Loan Mortgage Corporation ("FHLMC"), and the Federal National Mortgage Association ("FNMA"). Mortgage loans held for sale may be hedged with forward sales commitments in order to minimize interest rate exposure by contracting for the sale of loans in the future at specific prices. Gains and losses from hedging transactions on residential real estate mortgage loans held for sale are included in the cost of the loans in determining the gain or loss when the loans are sold. Residential real estate mortgage loans held for sale are carried at the lower of aggregate cost or fair value.

Securities - Securities which Management believes could be sold prior to maturity in order to manage interest rate risk, prepayment or liquidity risk are classified as securities available for sale and are carried at fair market value with unrealized gains and losses reported in Accumulated Other Comprehensive Income. Held to maturity securities, which include any security for which First Midwest has the positive intent and ability to hold until maturity, are valued at historical cost adjusted for amortization of premium and accretion of discount computed principally using the interest method, adjusted for actual prepayments, if any. A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a charge to earnings thereby establishing a new cost basis for such security. First Midwest has no trading account securities. Gain or loss on the sale of securities is determined based on the adjusted cost of the specific security sold.

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

The reserve for loan losses is maintained in an amount that Management believes is adequate to absorb loan losses inherent in the portfolio. The provision for loan losses is based on Management's judgment as to the adequacy of the reserve for loan losses, after considering such factors as the volume and character of the portfolio, present and prospective financial condition of the borrowers, general economic conditions and past loan loss experience.

Specific reserves are established for any impaired commercial, real estate commercial and real estate construction loans for which the recorded investment in the loan exceeds the measured value of the loan. A loan is considered impaired when it is probable that a creditor will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment valuation are defined as nonaccrual and restructured loans exclusive of smaller balance homogeneous loans such as home equity, installment and 1-4 family residential loans. The value of the loan is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate, the market price of the loan or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent.

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

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Rates of depreciation are generally based on the following useful lives: building - 25 to 40 years; building improvements, furniture and equipment - 3 to 5 years. Gains and losses on dispositions are reflected in other income and other expense, respectively. Maintenance and repairs are charged to operating expenses as incurred.

Long-lived assets to be held and those to be disposed of and certain intangibles are evaluated for impairment using the guidance provided by Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", which was adopted on January 1, 1996. The provisions of this statement establish when an impairment loss should be recognized and how it should be measured.

Goodwill and Other Intangibles - Goodwill, representing the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting, is being amortized using the straight-line method over periods not exceeding twenty years. At December 31, 1998 and 1997, goodwill totaling approximately $22,874 and $25,040, respectively, is included in other assets in the accompanying consolidated statements of condition. At December 31, 1998, the average remaining life of unamortized goodwill was 10 years.

Core deposit intangibles, representing the premium associated with the acquisition of certain deposit liabilities, are being amortized to operating expense on an accelerated basis over the average lives of such deposit liabilities. At December 31, 1998 and 1997, core deposit intangibles totaling approximately $3,131 and $3,336 respectively, are included in other assets in the accompanying consolidated statements of condition.

Goodwill and other intangibles, which collectively represent less than 1% of total assets, are periodically assessed for recoverability through review of various economic factors to determine whether any impairment exists.

Mortgage Servicing Rights - First Midwest recognizes as separate assets the rights to service mortgage loans for others, however those rights are acquired. After the residential mortgage loan portfolio is stratified by servicing type, loan type, rate type and interest rate, the fair value of the mortgage servicing rights ("MSR") is determined using the present value of estimated expected future cash flows assuming a market discount rate and certain forecasted prepayment rates based on the industry experience. MSRs are amortized in proportion to, and over the period of, the estimated net servicing income. The assessment of impairment on MSRs is based on the current fair value of those rights. Such impairment is recognized through a valuation allowance established through a charge to expense. At December 31, 1998 and 1997, mortgage servicing rights of $15,006 and $9,526 respectively, are included in other assets in the accompanying statements of condition. First Midwest hedges its exposure to the prepayment risk associated with the servicing rights by using off-balance sheet derivative financial instruments.

Advertising Costs - All advertising costs incurred by First Midwest are expensed in the period in which they are incurred.

Derivative Financial Instruments

Interest Rate Risk Management - As part of managing First Midwest's interest rate risk, derivative financial instruments are used to hedge market values and to alter the cash flow characteristics of certain on-balance sheet assets and liabilities. The derivative financial instruments used to manage interest rate risk consist of interest rate swaps. The derivative instruments used to manage interest rate risk are linked with a specific asset or liability or a group of related assets or liabilities at the inception of the derivative contract and have a high degree of correlation with the associated balance sheet item during the hedge period. Net interest income or expense on derivative contracts used for interest rate risk management is accrued to the income or expense related to the asset or liability, or group, being hedged. Realized gains and losses on contracts, either settled or terminated, are deferred and are recorded as either an adjustment to the carrying value of the related on-balance sheet asset or liability or are amortized into interest income or expense over either the remaining original life of the derivative instrument or the expected life of the associated asset or liability. Unrealized gains or losses on these contracts are not recognized on the balance sheet. First Midwest does not hold or issue derivative financial instruments for trading purposes.

Mortgage Servicing Rights Risk Management - The market value of First Midwest's mortgage servicing rights portfolio is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase. To hedge the market value of its fixed rate servicing rights portfolio, First Midwest uses futures contracts balanced with put and call options. The hedge position is marked-to-market monthly, with realized and unrealized gains and losses offsetting the changes in the value of the mortgage servicing rights. The adjusted carrying value is the basis used for evaluating impairment. Realized gains and losses on settled or terminated contracts are recorded on the income statement.

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

Net Income Per Share - Effective December 31, 1997, First Midwest adopted FASB No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with earnings per common share ("basic EPS") which is computed by dividing net income by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Further, FASB No. 128 requires additional disclosures including dual presentation of basic and diluted EPS on the face of the Statement of Income for all periods presented. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. First Midwest's potential common shares represent shares issuable under its stock option plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period. Further disclosures are presented in Note 10: Earnings Per Share.

Stock-Based Compensation - Effective January 1, 1996, First Midwest adopted FASB No. 123, "Accounting for Stock-Based Compensation". FASB No. 123 establishes financial accounting and reporting standards for stock-based compensation plans. First Midwest elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion 25 and related interpretations, as FASB No. 123 permits, and to follow the pro forma net income, pro forma earnings per share, and stock-based compensation plan disclosure requirements set forth in FASB No. 123. Further disclosures are presented in Note 14: Stock Option Plans.

Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - Effective January 1, 1997, First Midwest adopted FASB No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Such standards are based on a consistent "financial components" approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes on its balance sheet all assets it controls and liabilities it has incurred and would remove from the balance sheet assets it no longer controls and liabilities it has satisfied. FASB No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Transactions covered by FASB No. 125 include securitizations, repurchase agreements, securities lending, loan syndications and participations and asset servicing. Accordingly, First Midwest has modified several agreements to meet the new requirements to enable it to continue recognizing transfers of certain receivables to third parties as sales. FASB No. 125 did not have a material impact on the consolidated financial position or results of operations of First Midwest.

New Accounting Pronouncements

Effective January 1, 1998, First Midwest adopted FASB Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. FASB No. 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and requires an entity to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of the balance sheet. FASB No. 130 requires that First Midwest include unrealized gains or losses, net of tax on securities available for sale in other comprehensive income, which, prior to adoption, were reported separately in stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of FASB No. 130. The adoption of FASB No. 130 had no impact on the consolidated financial position or results of operations of First Midwest.

In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for public companies to report certain financial information about operating segments in interim and annual financial statements. Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The statement also requires public companies to report certain information about their products and services, the geographic areas in which they operate and certain information about their products. FASB No.131 is effective for financial statements for fiscal years beginning after December 15, 1997. First Midwest's chief operating decision maker evaluates the operations of the Company as one operating segment, commercial banking, due to the materiality of the commercial banking operation to the Company's financial condition and results of operations, taken as a whole, and as a result separate segment disclosures are not required. First Midwest offers the following products and services to external customers: deposits, loans, mortgage banking related services and trust services. Revenues for each of these products and services are disclosed separately in the Consolidated Statements of Income.

Effective January 1, 1998, First Midwest adopted FASB Statement No. 132, "Employer's Disclosures about Pensions and Other Post-retirement Benefits," which supersedes the disclosure requirements in FASB No. 87, "Employers' Accounting for Pensions," FASB No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and FASB No. 106, "Employers' Accounting for Post-retirement Benefits Other than Pensions." The overall objective of FASB No. 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information easier to prepare and more understandable. The statement addresses disclosure issues only and does not change the measurement or recognition provisions specified in the above statements. The adoption of FASB No.132 had no impact on the consolidated financial position or results of operations of First Midwest.

In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. FASB No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related changes in value of the hedged item in the income statement and requires that a company document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. FASB No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after its issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). FASB No. 133 cannot be applied retroactively; it must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). First Midwest has not yet quantified nor determined the extent to which the Statement will alter its use of certain derivatives in the future and the impact on its financial position or results of operations.

2. ACQUISITIONS

Heritage Financial Services, Inc.

On July 1, 1998, First Midwest consummated the merger with Heritage Financial Services, Inc. ("Heritage"), in a transaction accounted for as a pooling-of-interests. Heritage had total assets and stockholders' equity of approximately $1.4 billion and $131 million, respectively, as of July 1, 1998. Each outstanding share of Heritage common stock, no par value, was converted into
 .7695 shares of First Midwest Common Stock, $.01 par value, resulting in the issuance of approximately 9.6 million shares of First Midwest Common Stock.

The following table shows gross revenues (representing net interest income and noninterest income, exclusive of security gains), net income and diluted earnings per share on an individual and combined basis for the periods indicated:

                                                                               Six months    Years ended December 31,
                                                                               ended June    ------------------------
                                                                                30, 1998        1997           1996
                                                                               ----------    ----------      --------
Gross Revenues:
  First Midwest............................................................     $ 90,741       $180,954      $172,151
  Heritage.................................................................       30,233         58,278        53,317
                                                                                -------------------------------------
  Combined.................................................................     $120,974       $239,232      $225,468
                                                                                ========       ========      ========


Net Income:
  First Midwest............................................................      23,305          38,815        39,872
  Heritage.................................................................       9,421          17,793        14,838
                                                                                -------        --------      --------
  Combined.................................................................     $32,726         $56,608      $ 54,710
                                                                                =======        ========      ========


Diluted Earnings Per Share:
  First Midwest............................................................     $  1.16        $   1.92      $   1.95
  Heritage.................................................................     $  0.75        $   1.43      $   1.19
  Combined.................................................................     $  1.09        $   1.89      $   1.82

The combined consolidated results of operations are not necessarily indicative of the results that would have occurred had the merger been consummated in the past or which may be attained in the future.

In connection with the merger, First Midwest recognized a third quarter 1998 pre-tax merger related charge of $16,798 consisting of $16,148 in merger expenses and $650 in provision for loan losses incident to conforming Heritage's credit policies to First Midwest's. The merger expenses, certain of which are nondeductible for income tax purposes, were recorded through the establishment of a reserve which is comprised of the following components as of the dates indicated:

                                                                                       December 31,    July 1,
                                                                                          1998          1998
                                                                                       ------------   --------
Reserve for Merger Expenses:
    Employee severance, outplacement, retirement programs
      and related costs....................................................               $  681       $ 6,977
    Contract termination fees and other related costs......................                  329           923
    Investment advisor fees................................................                   --         4,238
    Legal, accounting and other professional fees..........................                   80         1,312
    Branch closing costs...................................................                  500           500
    Other..................................................................                   --         2,198
                                                                                        --------       -------
                                                                                          $1,590       $16,148
                                                                                        ========       =======

SparBank, Incorporated

On October 1, 1997 First Midwest consummated the merger of SparBank, Incorporated ("SparBank"), in a transaction that was structured as a tax-free exchange and accounted for as a pooling-of-interests, resulting in the issuance of 3,231 shares of First Midwest Common Stock to SparBank stockholders.

Coincident with the SparBank merger, First Midwest recorded $6,742 in merger-related costs consisting of $5,446 in acquisition expenses and $1,296 in provisions for loan losses incident to conforming SparBank's credit policies to First Midwest's. The merger expenses, certain of which are nondeductible for income tax purposes, were recorded through the establishment of a reserve which is comprised of the following components as of the dates indicated:

                                                                                December 31,
                                                                            --------------------
                                                                            1998          1997
                                                                            ----          ----
Reserve for Merger Expenses:
     Employee severance, outplacement, retirement programs
       and related costs..................................................  $126         $1,546
     Contract termination fees and other related costs....................    --            920
     Investment advisor fees..............................................    --          1,401
     Legal, accounting and other professional fees........................   415          1,264
     Other................................................................    --            315
                                                                            ----         ------
                                                                            $541         $5,446
                                                                            ====         ======

3. REGULATORY AND CAPITAL MATTERS

Banking regulations and capital guidelines limit the amount of dividends that may be paid by banks. Future payment of dividends by First Midwest Bank, National Association (the "Bank") is dependent on individual regulatory capital requirements and levels of profitability. Since First Midwest is a legal entity, separate and distinct from the Bank, the dividends of First Midwest are not subject to such bank regulatory guidelines.

First Midwest and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines, First Midwest and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantative measures established by regulation to ensure capital adequacy require First Midwest and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 1998, First Midwest and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the banking subsidiary must maintain minimum Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the Bank's category.

The following table summarizes the actual capital ratios for First Midwest and its banking subsidiary, as well as those required to be categorized as adequately capitalized and well capitalized.

---------------------------------------------------------------------------------------------------------------------
                                                   First Midwest             For Capital         Well Capitalized for
                                                       Actual             Adequacy Purposes              FDICIA
                                               -------------------       ------------------       -------------------
                                                Capital      Ratio        Capital     Ratio        Capital      Ratio
                                               ---------    ------       ---------    -----       ---------    ------
As of December 31, 1998:
Total Capital (to Risk-Weighted Assets)
     First Midwest Bancorp, Inc............... $ 480,611    13.29%       $ 277,310    8.00%       $ 346,637    10.00%
     First Midwest Bank, N.A..................   379,210    11.27          269,237    8.00          336,546    10.00

Tier 1 Capital (to Risk-Weighted Assets):
     First Midwest Bancorp, Inc...............   417,321    12.04          138,655    4.00          207,982     6.00
     First Midwest Bank, N.A..................   337,138    10.02          134,619    4.00          201,928     6.00

Tier 1 Leverage Ratio:
     First Midwest Bancorp, Inc...............   417,321     8.04          154,993    3.00          258,322     5.00
     First Midwest Bank, N.A..................   337,138     6.64          152,340    3.00          253,900     5.00
---------------------------------------------------------------------------------------------------------------------

As of December 31, 1997:
Total Capital (to Risk-Weighted Assets):
     First Midwest Bancorp, Inc............... $ 463,266    13.33%       $ 278,080    8.00%       $ 347,600    10.00%
     First Midwest Bank, N.A./(1)/............   404,036    11.93          270,995    8.00          338,744    10.00

Tier 1 Capital (to Risk-Weighted Assets):
     First Midwest Bancorp, Inc...............   419,773    12.08          139,040    4.00          208,560     6.00
     First Midwest Bank, N.A./(1)/............   361,648    10.68          135,498    4.00          203,246     6.00

Tier 1 Leverage Ratio:
     First Midwest Bancorp, Inc...............   419,773     8.60          146,387    3.00          243,978     5.00
     First Midwest Bank, N.A./(1)/............   361,648     7.52          144,222    3.00          240,371     5.00
---------------------------------------------------------------------------------------------------------------------


/(1)/ Restated to include Heritage Bank and McHenry State Bank as of December 31, 1997.

First Midwest is required to maintain reserve balances at the Federal Reserve Bank based upon deposit levels and other factors. Included in cash and due from banks at December 31, 1998 and 1997 are balances totaling $12,820 and $19,916, respectively, which represent the aggregate amount of reserve balances, including required reserves, that First Midwest maintains as a member of the Federal Reserve System.

4.  SECURITIES

Securities Available for Sale - The amortized cost and market value of securities available for sale at December 31, 1998 and 1997 are as follows:

                                      December 31, 1998                                         December 31, 1997
                     ----------------------------------------------------      ----------------------------------------------------
                                      Gross         Gross                                       Gross         Gross
                     Amortized     Unrealized    Unrealized      Market         Amortized    Unrealized    Unrealized      Market
                        Cost          Gains        Losses        Value             Cost         Gains        Losses        Value
                     ----------    ----------    ----------    ----------      ----------    ----------    ----------    ----------
U. S. Treasury
  securities........ $   19,575       $   156      $    --     $   19,731      $  128,564       $   400      $   (14)    $  128,950
U.S. Agency
  securities........    283,920           251         (312)       283,859          62,183            87           --         62,270
Mortgage-backed
  securities........  1,258,184         8,172       (8,020)     1,258,336         938,161         9,544       (1,164)       946,541
State and Municipal
  securities........    392,633        17,567       (1,644)       408,556         194,994        10,551           (9)       205,536
Other securities....      8,609            24           --          8,633          33,435           421          (19)        33,837
                     ----------       -------      --------    ----------      ----------       -------      --------    ----------
    Total........... $1,962,921       $26,170      $(9,976)    $1,979,115      $1,357,337       $21,003      $(1,206)    $1,377,134
                     ==========       =======      ========    ==========      ==========       =======      ========    ==========

In conjunction with the Heritage acquisition, First Midwest transferred certain state and municipal securities with an amortized cost of $85,519 from the held to maturity portfolio to available for sale portfolio incident to conforming the securities acquired to First Midwest's interest rate and credit risk policies. At the time of transfer, the net unrealized gain on these securities totaled $3,427.

The following is a summary of the contractual maturities of available for sale securities at December 31, 1998:

                                          Amortized        Market
          Available-for-Sale                 Cost          Value
          ------------------             -----------     ----------
          One year or less..............  $  263,859     $  264,765
          One year to five years........     729,082        724,374
          Five years to ten years.......     322,150        316,804
          Over ten years................     647,828        673,172
                                         -----------     ----------
          Total.........................  $1,962,921     $1,979,115
                                         ==========================


The maturity distributions of mortgaged-backed securities above are based upon the contractual maturities of such securities. Actual maturities of the securities listed above may differ from that reflected in the table due to securities with call features which are assumed to be held to contractual maturity for maturity distribution purposes.

Proceeds from the sales, maturities and paydowns of securities available for sale in 1998, 1997 and 1996 were $2,491,994, $946,745, and $1,608,154 respectively. Gross gains and losses realized on those sales totaled $10,006 and $(8,405) in 1998, $2,840 and $(1,557) in 1997, and $2,129 and $(1,451) in 1996.
Income tax expense recognized on net securities gains was $625 in 1998, $500 in 1997, and $223 in 1996.

Securities Held to Maturity - The amortized cost and market value of securities held to maturity at December 31, 1998 and 1997 are as follows:

                                        December 31, 1998                                  December 31, 1997
                          ----------------------------------------------    -----------------------------------------------
                                        Gross         Gross                               Gross         Gross
                          Amortized   Unrealized   Unrealized    Market     Amortized   Unrealized   Unrealized    Market
                            Cost        Gains         Losses      Value        Cost       Gains         Losses      Value
                          ----------------------------------------------    -----------------------------------------------
U.S. Treasury securities.  $   896      $    3      $    --      $   899    $  1,099      $    5      $    --     $   1,104
U.S. Agency securities...      403           2           (1)         404          --          --           --            --
State and municipal
  securities.............   26,388       1,825           --       28,213     119,013       3,861          (71)      122,803
Other securities.........   21,277           1           --       21,278      18,182          19           --        18,201
                          ----------------------------------------------    -----------------------------------------------
   Total.................  $48,964     $ 1,831      $    (1)     $50,794    $138,294      $3,885      $   (71)     $142,108
                          ==============================================    ===============================================

The decrease in state and municipal securities is attributable to the reclassification of Heritage securities from the held to maturity portfolio to the available for sale portfolio on July 1, 1998, as discussed above.

The following is a summary of the contractual maturities of held to maturity securities at December 31, 1998:

                                        Amortized      Market
          Held-to-Maturity:               Cost          Value
          -----------------             ---------      -------
          One year or less............    $ 3,320      $ 3,337
          One year to five years......      8,853        9,138
          Five years to ten years.....      6,936        7,609
          Over ten years..............     29,855       30,710
                                        ---------      -------
          Total                           $48,964      $50,794
                                        =========      =======


Actual maturities may differ from those reflected in the table above due to securities with call features which are assumed to be held to contractual maturity for maturity distribution purposes.

Proceeds from sales represent securities sold within ninety days of contractual maturity; no material gains or losses result from such sales. Gross gains recorded as a result of transactions in the held to maturity portfolio totaled $56 in 1998. Gross gains in 1997 and 1996 were $0 and $50, respectively.

The book value of securities available for sale, securities held to maturity and securities purchased under agreements to resell, which were pledged to secure deposits and for other purposes as permitted or required by law at December 31, 1998 and 1997 totaled $1,643,254 and $901,231 respectively.

5. LOANS

First Midwest concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small- to mid-sized businesses from whom deposits are garnered in the same market areas. Over the past several years, First Midwest has migrated toward a loan portfolio that is distributed approximately evenly between the categories of commercial and industrial (including agricultural), consumer (including real estate 1-4 family) and real estate (both commercial and construction). This distribution reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. At December 31, 1998, First Midwest had no consequential out-of-market originated loans.

The following table provides the book value of loans by major classification at December 31, 1998 and 1997:

                                                December 31,
                                           -----------------------
                                              1998         1997
                                           ----------   ----------
     Commercial and industrial............ $  721,599   $  723,425
     Agricultural.........................     49,397       39,014
     Consumer.............................    688,774      754,727
     Real Estate - 1-4 family...........      257,307      506,077
     Real Estate - commercial.............    769,514      858,627
     Real Estate - construction...........    148,469      129,290
     Other................................     29,357       33,634
                                           ----------   ----------
       Loans, net of unearned discount.... $2,664,417   $3,044,794
                                           ==========   ==========

The book value of loans that were pledged to secure deposits and for other purposes as required or permitted by law totaled $167,183 and $153,739 at December 31, 1998 and 1997, respectively.

During 1998, First Midwest securitized approximately $245 million in 1-4 family real estate loans, retaining such assets in its securities available for sale portfolio as mortgage backed securities.

Mortgage Servicing Rights

The fair value of capitalized mortgage servicing rights was $16,113 on December 31, 1998 and $10,424 on December 31, 1997. First Midwest serviced $1,474,206, $1,051,598 and $835,649 for other investors as of December 31, 1998, 1997 and 1996, respectively.

Based upon current fair values, capitalized mortgage servicing rights are periodically assessed for impairment, which is recognized in income during the period in which impairment occurs by establishing a corresponding valuation allowance. For purposes of performing impairment evaluation, First Midwest evaluates and measures impairment of its servicing rights using stratifications based on risk characteristics of the underlying loans. These stratifications include source of origination (retail, correspondent or purchased), loan type (fixed or adjustable) and interest rate. Impairment is recognized through a valuation allowance allocated by individual stratum. First Midwest had no activity in the valuation allowance for mortgage servicing rights during 1998. The valuation allowance balance was $243 at December 31, 1998 and 1997 and $458 at December 31, 1996.

6. RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

Transactions in the reserve for loan losses during the years ended December 31, 1998, 1997 and 1996 are summarized below:

                                              Years ended December 31,
                                            ----------------------------
                                              1998      1997      1996
                                            --------  --------  --------
Balance at beginning of year............    $ 46,965  $ 41,609  $ 39,729
  Loans charged-off.....................     (12,955)  (12,060)  (10,576)
  Recoveries on loans previously
  charged-off...........................       3,738     8,051     3,088
                                            --------  --------  --------
     Net recoveries (charge-offs).......      (9,217)   (4,009)   (7,488)
  Provision for loan losses.............       5,542     9,365     8,189
  Reserve of acquired bank..............          --        --     1,179
                                            --------  --------  --------
Balance at end of year..................    $ 43,290  $ 46,965  $ 41,609
                                            ========  ========  ========

Information with respect to impaired loans for 1998, 1997 and 1996 is provided below:

                                                                             December 31,
                                                                   ------------------------------
                                                                       1998      1997      1996
                                                                   ---------   --------   -------
Recorded Investment in Impaired Loans:
  Recorded investment requiring specific loan loss reserves/(1)/..    $   325   $ 3,009   $ 2,500
  Recorded investment not requiring specific loan loss reserves...     15,890     7,801    12,536
                                                                   ----------   -------   -------
      Total recorded investment in impaired loans.................    $16,215   $10,810   $15,036
                                                                   ==========   =======   =======

Specific loan loss reserve related to impaired loans..............    $   232   $   952   $ 1,189
                                                                   ==========   =======   =======

                                                                       Years Ended December 31,
                                                                   ------------------------------
                                                                       1998      1997      1996
                                                                   ----------   -------   -------
Average recorded investment in impaired loans......................   $15,552   $14,079   $23,873
Interest income recorded...........................................   $    52   $   215   $   912
                                                                   ==========   =======   =======

/(1)/ These impaired loans require a specific reserve allocation because the value of the loans is less than the recorded investments in the loans.


7.  PREMISES, FURNITURE AND EQUIPMENT

The cost, accumulated depreciation and net book value of premises, furniture and equipment at December 31, 1998 and 1997 are summarized as follows:

                               December 31,
                          --------------------
                              1998      1997
                          ---------   --------
Land......................   21,883   $ 21,513
Premises..................   75,922     74,698
Furniture and equipment...   48,399     50,008
                          ---------   --------
   Total cost.............  146,204    146,219
Accumulated depreciation..  (68,036)   (67,414)
                          ---------   --------
   Net book value.........   78,168   $ 78,805
                          =========   ========

Depreciation and amortization expense on premises, furniture and equipment for the years 1998, 1997 and 1996 totaled $8,799, $8,888 and $8,553 respectively.

8. DEPOSITS

Deposits were comprised of the following:          December 31,
                                           --------------------------
                                                1998         1997
                                           -------------   ----------
Noninterest bearing demand deposits.......    $  695,484   $  659,226
Interest bearing demand deposits..........       452,028      400,750
Savings and money market deposits.........     1,045,834    1,004,405
Time deposits less than $100..............     1,303,132    1,356,068
Time deposits $100 or more................       553,973      515,158
                                           -------------   ----------
 Total deposits                               $4,050,451   $3,935,607
                                           =============   ==========

The maturities of time deposits as of December 31, 1998, for the years 1999 through 2003, were $1,547,634, $159,469, $92,239, $34,081 and $20,325, respectively.

9. SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings at December 31, 1998 and 1997:

                                                                         December 31,
                                                                   ----------------------
                                                                       1998       1997
                                                                   ----------------------
Repurchase agreements............................................     $457,103   $423,601
Funds purchased..................................................       40,000        --
Federal Home Loan Bank advances and other short-term borrowings..      126,796     60,000
                                                                      --------   --------
     Total short-term borrowings.................................     $623,899   $483,601
                                                                      ========   ========

                                Maximum Amount Outstanding at      Weighted Average Interest Rate
                                        Any Month End                        December 31,
                               --------------------------------   ---------------------------------
                                  1998        1997        1996       1998        1997        1996
                               ----------   --------   ---------   --------    --------    --------
Repurchase agreements.........  $555,778    $535,302    $629,747     4.56%      5.05%        5.28%
Funds purchased...............    92,000      95,000      71,500     4.53%        --         2.17%
Other short-term borrowings...   189,906      60,001      28,462     5.25%      4.56%        7.02%
                               =========    ========    ========     =====      =====       =======


                                                                         Years ended December 31,
                                                                  -----------------------------------
                                                                       1998        1997        1996
                                                                  -----------------------------------
Aggregate short-term borrowings - average amount outstanding....     $597,630    $523,829    $615,891
Weighted average interest rate paid during each year............         5.15%       5.32%       5.28%
                                                                  ===================================


Not included in the above table are unused short-term credit lines available to Affiliates totaling $155 million at December 31, 1998, exclusive of certain correspondent bank and Federal Reserve Bank discount window borrowing facilities.

Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the consolidated statements of condition. The securities underlying the agreements remain in the respective asset accounts.

As of December 31, 1998 First Midwest did not have amounts at risk under repurchase agreements with any individual counter-party or group of related counter-parties which exceeded 10% of stockholders' equity.

Advances from the Federal Home Loan Bank are collateralized by qualifying securities and loans.

10.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                             Years ended December 31,
                                                         ------------------------------
                                                            1998       1997       1996
                                                         --------   --------   --------
Net Income.............................................  $ 54,704   $ 56,608   $ 54,710
                                                         ========   ========   ========
Average common shares outstanding......................    29,331     29,320     29,470

Common share equivalents - assuming exercise
     of dilutive stock options.........................       472        583        606
                                                         --------   --------   --------
Average common shares and common share
     equivalents outstanding...........................    29,803     29,903     30,076
                                                         ========   ========   ========

Basic earnings per share...............................  $   1.87   $   1.93   $   1.86
Diluted earnings per share.............................  $   1.84   $   1.89   $   1.82

11.  COMPREHENSIVE INCOME

The related income tax effect and reclassification adjustments to the components of other comprehensive income for years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                                 1998      1997      1996
                                                                             ---------   -------   -------
Unrealized holding gains/(losses) arising during the period:
     Unrealized net gains/(losses).......................................      $ 5,321   $15,831   $(3,028)
     Related tax (expense)/benefit.......................................       (2,075)   (6,244)    1,181
                                                                               -------   -------   -------
     Net.................................................................        3,246     9,587    (1,847)
                                                                             ---------   -------   -------

Less: Reclassification adjustment for net gains realized during the period:
  Realized net gains.....................................................        8,823       155        --
  Related tax expense....................................................       (3,441)      (60)       --
                                                                             ---------   -------   -------
     Net.................................................................        5,382        95        --
                                                                             ---------   -------   -------
Total other comprehensive income.........................................      $(2,136)  $ 9,492   $(1,847)
                                                                             =========   =======   =======

12. RETIREMENT PLANS

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

First Midwest provides a matching contribution to the Profit Sharing Plan of 2% of defined compensation of the participants, and a discretionary contribution of up to an additional 6%, based upon both individual Affiliate performance and the overall consolidated performance of First Midwest.

First Midwest Pension Plan (Pension Plan) - The Pension Plan covers substantially all full-time employees, is noncontributory, and provides for retirement benefits based upon years of service and compensation levels of the participants. Actuarially determined pension costs are charged to current operations.

The following table summarizes the Pension Plan for the years ended:

                                                                                            December 31,
                                                                                         -------------------

                                                                                           1998      1997
                                                                                         -------   -------
Change in benefit obligation:
     Projected benefit obligation at beginning of year..........................         $14,135   $ 8,187
     Service cost...............................................................           1,530       610
     Interest cost..............................................................             878       608
     Actuarial (gains)/losses...................................................             638       457
     Benefits paid..............................................................          (1,033)     (721)
     Business combinations......................................................              --     4,877
     Settlements................................................................          (1,875)       --
     Special termination benefits...............................................             582       117
                                                                                         -------   -------
Projected benefit obligation at end of year.....................................         $14,855   $14,135
                                                                                         =======   =======

Change in plan assets:
     Fair value of plan assets at beginning of year.............................         $14,529   $ 9,410
     Actual return on plan assets...............................................           2,397     1,724
     Employer contributions.....................................................             229        --
     Benefits paid..............................................................          (1,033)     (721)
     Business combinations......................................................              --     4,116
     Settlements................................................................          (2,735)       --
                                                                                         -------   -------
Fair value of plan assets at end of year........................................         $13,387   $14,529
                                                                                         =======   =======

                                                                     December 31,
                                                                 -------------------
                                                                   1998        1997
                                                                 --------    -------
Reconciliation of funded status:
  Over (under) funded..........................................   (1,468)        394
  Unrecognized transition obligation (asset)...................     (221)       (496)
  Unamortized prior service cost...............................     (258)       (339)
  Unrecognized net actuarial losses............................      342         220
                                                                 --------    -------
Net accrued benefit cost recognized............................  $(1,605)    $  (221)
                                                                 ========    =======

Amounts recognized in the consolidated statement of condition consist of:
      Accrued benefit liability................................   (1,605)       (221)
                                                                 --------    -------
Net accrued benefit cost recognized............................  $(1,605)    $  (221)
                                                                 ========    =======

                                                                 December 31,
                                                       -----------------------------
                                                         1998       1997        1996
                                                       -------     -----       -----
Components of net periodic benefit cost:
  Service cost.......................................  $ 1,530     $ 610       $ 542
  Interest cost......................................      878       608         536
  Expected return on plan assets.....................   (1,021)     (691)       (654)
  Recognized transition obligation (asset)...........     (216)     (274)       (274)
  Amortization of prior service cost.................      (81)      (98)        (98)
  Recognized net actuarial loss......................       --        67          69
  Business combinations..............................       --       290         366
  Settlements........................................      (59)       --          --
  Special termination benefits.......................      582       117          --
                                                       -------     -----       -----
Net periodic cost....................................  $ 1,613     $ 629       $ 487
                                                       =======     =====       =====


Weighted-average assumptions:
  Discount rate......................................     7.00%     7.25%       7.50%
  Expected return on plan assets.....................     8.00%     8.00%       8.00%
  Rate of compensation increase......................     4.50%     4.50%       4.50%

First Midwest Employee Stock Ownership Plan (ESOP) - In the fourth quarter 1998, the ESOP plan was terminated with participant account balances merged into the Profit Sharing Plan. Contributions to the ESOP totaled .5% of defined compensation for all participants in 1997 and 1996.

The aggregate expense related to First Midwest's retirement plans for the periods noted, included in retirement and other employee benefits in the accompanying consolidated statements of income, is summarized in the table below:

                                                           Years ended December 31,
                                                        ----------------------------
                                                         1998      1997        1996
                                                        ------    ------     -------
Profit Sharing Plan..................................   $2,874    $4,220      $4,339
Pension Plan.........................................    1,613       629         487
ESOP.................................................       --       156         137
                                                        ------    ------      ------
                                                        $4,487    $5,005      $4,963
                                                        ======    ======      ======

At December 31, 1998, the Profit Sharing Plan held as investments 1,471 shares of First Midwest common stock, representing 5.1%, in aggregate, of the total shares outstanding at such date. Fair value of shares held by the Profit Sharing Plan at December 31, 1998 was approximately $56,000 and dividends paid during 1998 totaled $925.

13.  INCOME TAXES

Total income taxes (benefits) reported in the consolidated income statements for the years ended December 31, 1998, 1997 and 1996 include the following components:

                                        Years ended December 31,
                                       ---------------------------
                                        1998      1997      1996
                                       -------   -------   -------
Current tax expense:
  Federal..........................    $24,026   $28,468   $21,506
  State............................      1,417     2,651     3,253
                                       -------   -------   -------
     Total.........................     25,443    31,119    24,759
                                       -------   -------   -------
Deferred tax expense (benefit):
  Federal..........................     (1,191)   (2,508)    2,046
  State............................       (257)     (186)      429
                                       -------   -------   -------
     Total.........................     (1,448)   (2,694)    2,475
                                       -------   -------   -------
     Total income tax expense......    $23,995   $28,425   $27,234
                                       =======   =======   =======


Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded. Deferred tax assets and liabilities as of December 31, 1998 and 1997 were as follows:

                                                          December 31,
                                                     ----------------------
                                                      1998           1997
                                                     -------        -------
  Deferred tax assets:
     Reserve for loan losses.....................    $14,836        $16,494
     Unrealized losses...........................      1,147             --
     Account retirement benefits.................      1,854            946
     Acquisition charge..........................      2,337          1,045
     State tax benefits..........................      2,095          1,727
     Other.......................................      1,690          2,263
                                                     -------       --------
       Deferred tax assets.......................     23,959         22,475
                                                     -------       --------

  Deferred tax liabilities:
     Mortgage servicing rights...................     (2,673)        (1,454)
     Purchase accounting adjustments.............     (2,332)        (3,086)
     Other.......................................     (1,265)        (1,694)
                                                     -------       --------
     Total deferred tax liabilities..............     (6,270)        (6,234)
                                                     -------       --------
       Net deferred tax assets...................     17,689         16,241
Tax effect of adjustment related
to available for sale securities.................     (6,316)        (6,308)
                                                     -------       --------
Net deferred tax assets including adjustments....    $11,373        $ 9,933
                                                     =======       ========

Deferred tax assets and liabilities are included in other assets and other liabilities, respectively, in the accompanying consolidated statements of condition. Management believes that it is more likely than not that the deferred tax assets will be fully realized, therefore no valuation allowance has been recorded as of December 31, 1998 or 1997.

The differences between the statutory federal income tax rate and the effective tax rate on income for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                     Years ended December 31,
                                                     ------------------------
                                                      1998     1997    1996
                                                     -----    ------  -------
Statutory federal income tax rate................     35.0%    35.0%   35.0%
  Tax exempt income, net of interest
  expense disallowance...........................     (7.9)    (5.5)   (4.5)
  State income tax, net of federal tax effect....      1.0      1.7     2.9
  Other, net.....................................      2.4      2.2     0.2
                                                     -----    -----   -----
Effective tax rate...............................     30.5%    33.4%   33.2%
                                                     =====    =====   =====


As of December 31, 1998 and 1997, First Midwest's retained earnings includes an appropriation for Citizens Federal's thrift tax bad debt reserves of approximately $2,480 for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings is distributed as a result of the liquidation of First Midwest or its Affiliates, federal and state income taxes would be imposed at the then applicable rates.

14. STOCK OPTION PLANS

1989 Omnibus Stock and Incentive Plan (the "1989 Plan") - In February 1989, the Board of Directors of First Midwest adopted the 1989 Plan which allows for the granting of both incentive and non-statutory ("nonqualified") stock options, stock appreciation rights, restricted stock, performance units and performance shares to certain key employees. The total number of shares of First Midwest's common stock available for awards under the 1989 Plan as amended may not exceed 2,097 of which 100 shares may be granted in restricted stock.

Since inception of the 1989 Plan, in February of each year certain key employees have been granted nonqualified stock options. The option exercise price is set at the fair market value of First Midwest common stock on the date the options are granted. Except in the case of death or disability of a 1989 Plan participant, after two years following the date of the grant 50% of the options can be exercised with the remaining 50% becoming exercisable three years after the grant date. Upon a change in control of First Midwest, as defined in the 1989 Plan, all options become fully exercisable and non-forfeitable. The options generally may be exercised within a period of ten years following the date of the grant.

Nonemployee Directors Stock Option Plan (the "Directors Plan") - During 1997, the Board of Directors of First Midwest adopted the Directors Plan which provides for the granting of nonqualified options for shares of common stock to outside directors and nonmanagement Board members of the Company. A maximum of 25 nonqualified options for shares of common stock are available for grant under the Directors Plan. The timing, amounts, recipients and other terms of the option grants are determined by the provisions of, or formulas in, the Directors Plan. The exercise price of the options is equal to the fair market value of the common stock on the grant date. All options have a term of ten years from the date of grant and become exercisable one year from the grant dates subject to accelerated vesting in the event of death, disability, or a change in control, as defined in the Directors Plan. Directors elected during the service year are granted options on a pro rata basis to those granted to the directors at the start of the service year.

A combined summary of the nonqualified stock option transactions under the 1989 Plan and Directors Plan for the periods noted are as follows:

                                                                         Years ended December 31,
                                        ---------------------------------------------------------------------------------------

                                                 1998                            1997                           1996
                                        --------------------------    ---------------------------    --------------------------
                                                        Average                         Average                        Average
                                                        Exercise                        Exercise                       Exercise
                                         Options          Price         Options          Price         Options          Price
                                        ---------      -----------    ----------       ----------    ----------       ---------
Outstanding at beginning of year         1,394            $14.42          1,736          $12.39           1,687         $11.40
   Granted............................     185             41.28            136           22.80             160          22.80
   Canceled...........................     (15)            33.88            (36)          19.47             (19)         19.47
   Exercised..........................    (600)             9.28           (442)           6.78             (92)         11.00
                                         -----                            -----                           -----
Outstanding at end of year............     964             23.69          1,394           14.42           1,736          12.39
                                         =====                            =====                           =====

Exercisable at end of year............     617            $17.62          1,041          $12.65           1,315         $10.00
                                         =====                            =====                           =====

The following is a summary of options outstanding and exercisable at December 31, 1998:

                                             Options Outstanding                 Exercisable Options
                                       -----------------------------------     ------------------------
                                                   Weighted
                                                   Average        Weighted
                                                  Remaining       Average                   Weighted
                                                 Contractual      Exercise                  Average
Range of Exercise Prices               Shares    Life (Years)      Price       Shares    Exercise Price
------------------------------------   -------   ------------    ---------     ------    --------------
$11.90 - $17.90.....................     316         2.6           $15.31        316         $15.31
$18.40 - $22.80.....................     354         6.2            21.31        285          20.96
$32.06 - $46.08.....................     294         7.4            37.83         16          45.83
                                      ------     -------          -------      -----         ------
Total...............................     964         5.4           $23.69        617         $17.62
                                      ======     =======          =======      =====         ======

The weighted average fair values of options at their grant date during 1998, 1997 and 1996 were $9.02, $7.67 and $4.83, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used in the model:

                                               1998     1997     1996
                                               -----    -----    -----
         Risk-free interest rate.............  5.40%    6.30%    5.80%
         Dividend yield......................  2.38%    2.63%    2.72%
         Expected stock volatility...........  0.23     0.18     0.17
         Expected years until exercise.......   5.0      6.0      6.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. First Midwest's stock options have characteristics significantly different from traded options and inasmuch as changes in the subjective input assumptions can materially affect the fair value estimate, in Management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Effective January 1, 1997, First Midwest adopted FASB No. 123 "Accounting for Stock-Based Compensation," which provided new accounting guidelines governing the treatment of employee stock options granted subsequent to December 31, 1994. As First Midwest continues to account for its Plan in accordance with ABP Opinion 25, as allowed under FASB No. 123, no compensation cost has been recognized in connection with nonqualified stock options granted in any year. Pursuant to FASB No. 123 disclosure requirements, pro forma net income and earnings per share are presented below as if compensation cost for employee stock options was determined under the fair value method and amortized to expense over the options' vesting period.

                                              Years ended December 31,
                              ----------------------------------------------------------
                                   1998                1997                1996
                              -----------------   -----------------    -----------------
                                           Pro                 Pro                  Pro
                              Reported    forma   Reported    forma    Reported    forma
                              --------   -------  --------   -------   --------   -------
  Net income................   $54,704   $54,059   $56,608   $56,200    $54,710   $54,376
                              ========   =======   =======   =======    =======   =======
  Basic earnings per share..   $  1.87   $  1.84   $  1.93   $  1.92    $  1.86   $  1.85
                              ========   =======   =======   =======    =======   =======

15.  STOCKHOLDER RIGHTS PLAN

On February 15, 1989, the Board of Directors of First Midwest declared a dividend, paid March 1, 1989, of one right ("Right") for each outstanding share of common stock of First Midwest held on record on March 1, 1989 pursuant to a Rights Agreement dated February 15, 1989. The Rights Agreement was amended and restated on November 15, 1995 and again amended on June 18, 1997, to exclude the SparBank acquisition. As amended, each right entitles the registered holder to purchase from First Midwest one 1/100 of a share of Series A Preferred Stock for a price of $100, subject to adjustment. The Rights will be exercisable only if a person or group has acquired, or announces the intention to acquire, 10% or more of First Midwest's outstanding shares of common stock. First Midwest is entitled to redeem the Rights at $0.01 per Right, subject to adjustment, at any time prior to the earlier of the tenth business day following the acquisition by any person or group of 10% or more of the outstanding shares of First Midwest common stock, or the expiration of the Rights in November, 2005.

As a result of the Rights distribution, 600 of the 1,000 shares of authorized preferred stock were reserved for issuance as Series A Preferred Stock.

16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, First Midwest is a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. All financial instruments are held or issued for purposes other than trading. These instruments include commitments to extend credit, standby letters of credit, commercial letters of credit (collectively "credit commitments"), forward sales agreements, interest rate swap transactions and futures contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of condition.

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

First Midwest's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit is represented by the contractual amount of those instruments. However, as First Midwest uses the same credit policies in making credit commitments as it does for on-balance sheet instruments, this exposure is minimized due to various collateral requirements in place. Credit commitments whose contractual amounts represent credit risk as of December 31, 1998 are as follows:

                                                                        Contract
                                                                         Amount
                                                                        --------
Commitments to extend credit..........................................  $718,334
Standby letters of credit.............................................  $ 48,305
Commercial letters of credit..........................................  $    707
                                                                        ========

Of the total $718,334 in commitments to extend credit, $117,769 represent unused home equity lines of credit.

Forward Sales Agreements - First Midwest enters into certain sales contracts for the future delivery of loans at a specified price and date. These contracts, in the form of forward sales agreements, are entered into to limit exposure to fluctuation in interest rates in First Midwest's mortgage loan sales operations. As of December 31, 1998, forward sales agreements totaled $71,980. As part of such loan sales operations, First Midwest generally contracts for the sale of loans without recourse. At December 31, 1998, loans sold with recourse totaled $15,650.

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

First Midwest had interest rate swaps with an aggregate notional amount totaling $467,600 in place, hedging various balance sheet categories, as of December 31, 1998. Further information with respect to these interest rate swap contracts is as follows:

                                                             Weighted                    Weighted Average Rate
                                                             Average      Fair Value   -------------------------
                                                 Notional    Maturity       as of      Interest
                                                  Amount    (in years)     12/31/98    Received    Interest Paid
                                                 --------   ----------    -----------  --------    -------------
Type of Interest Rate Swap:
Receive fixed rate/Pay variable rate.........    $117,600       0.11         $1,542       6.46%         5.37%
Basis swaps..................................     350,000       0.10            ---       5.61%         5.29%
                                                 ========   ========         ======    =======       =======

The fair value of interest rate swaps is the estimated amount that First Midwest would pay or receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the credit worthiness of the swap counterparties.

Financial Derivatives Related to the Hedging of Mortgage Servicing Rights - First Midwest uses financial derivatives to hedge interest rate risk associated with mortgage servicing rights ("MSRs"). The market value of the MSRs is adversely affected when mortgage interest rates decline and mortgage prepayments increase. The hedge policy of First Midwest relative to MSRs is to hedge against changes in the asset value of MSRs arising from unanticipated interest rate driven prepayments. First Midwest uses the value of futures contracts on 10-year U.S. Treasury Notes to hedge the present values of the cashflows of the mortgage loans underlying the MSRs, balanced with puts and calls to hedge convexity. Convexity is defined as the sensitivity of the underlying mortgage loan lives to changes in interest rates. First Midwest hedges all fixed rate, capitalized MSRs. Adjustable rate and balloon mortgages are not hedged because there is no effective method to predict duration of prepayment of these assets. Since 30-year fixed-rate mortgages are priced off the 10-year U.S. Treasury Note curve, the 10-year Treasury Note closely approximates the changes in the value of the 30-year fixed-rate mortgages and their associated servicing virtually in all interest rate environments. It is the policy of First Midwest to have between 80% and 125% correlation between the change in market value of the MSRs and the value of the change in the hedge position. First Midwest began using financial derivatives to hedge MSR value changes in August, 1998. From that time until December 31, 1998, the correlation, was not below 95%. As of December 31, 1998, the value of the hedge, net of broker commissions, was $346, with a correlation of 97%. Should such correlation approach 80% or 125%, First Midwest would adjust the hedge coverage to bring correlation back into line with Policy.

The hedge position is marked-to-market monthly, with realized and unrealized gains and losses recognized as an adjustment to the capitalized MSRs.
Impairment analysis of the MSRs includes combined unrealized gains and losses on open hedge positions, resulting in a net impairment value. For the year ending December 31, 1998, there was no impairment in net MSR value. The contract value of the underlying financial derivatives hedging MSRs is carried off balance sheet and detailed in the table below.

                                                  As of December 31, 1998
                                                --------------------------
                                                Face Amount   Market Value
                                                ------------  ------------
     Futures                                       $54,701       $54,812
     Long Options                                      220           153
     Short Options                                    (460)         (436)
                                                   -------       -------
     Total Hedge Contract Value                    $54,461       $54,529
                                                   =======       =======

The cash margin requirement for the options fluctuates with the market value of the instruments and is adjusted daily. First Midwest carries the margin amount ($1,208 at December 31, 1998) on its balance sheet as an asset. To terminate the hedge, the difference between the face amount and the market value would be settled between the broker and First Midwest and would result in a gain or loss flowing directly to the income statement.

17.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Interest Rate Swaps - The fair value of interest rate swaps is the estimated amount that First Midwest would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swap counterparties.

Future Contracts - The fair value of futures contracts is the estimated amount that First Midwest would receive or pay to terminate the hedge at the reporting date.

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

The book value and estimated fair value of First Midwest's financial instruments at December 31, 1998 and 1997 are as follows:

                                                         December 31, 1998               December 31, 1997
                                                    ---------------------------     ---------------------------
                                                                      Estimated                       Estimated
                                                     Book Value      Fair Value      Book Value      Fair Value
                                                    -----------     -----------     -----------     -----------
Financial Assets:
   Cash and due from banks......................... $   156,524     $   156,524     $   166,188     $   166,188
   Funds sold and other short-term investments.....          12              12          33,919          33,919
   Mortgages held for sale.........................      75,235          75,235          26,857          26,857
   Securities available for sale...................   1,979,115       1,979,115       1,377,134       1,377,134
   Securities held to maturity.....................      48,964          50,794         138,294         142,108
   Loans, net of reserve for loan losses...........   2,621,127       2,649,839       2,997,829       3,071,088
   Accrued interest receivable.....................      36,362          36,362          34,890          34,890
                                                    ===========     ===========     ===========     ===========

Financial Liabilities:
   Deposits........................................ $ 4,050,451     $ 4,061,595     $ 3,935,607     $ 3,978,915
   Short-term borrowings...........................     623,899         625,052         483,601         484,482
   Accrued interest payable........................      17,245          17,245          18,935          18,935
                                                    ===========     ===========     ===========     ===========

Off-Balance Sheet Financial Instruments:
   Interest rate swaps.............................          --           1,542              --             960
   Future contracts................................ $        --     $        68     $        --     $        --
                                                    ===========     ===========     ===========     ===========

18.  CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Affiliates in the ordinary course of business at December 31, 1998. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

19.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company:

                            Statements of Condition
                             (Parent Company only)

                                                               December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
Assets:
  Cash and interest bearing deposits......................  $  1,645  $  9,579
  Investment in and advances to Affiliates................   475,862   447,689
  Other assets............................................    24,131    15,172
                                                            --------  --------
    Total assets..........................................  $501,638  $472,440
                                                            ========  ========

Liabilities and Stockholders' Equity
  Accrued expenses and other liabilities..................  $ 21,740  $ 12,721
  Short term borrowings...................................    27,000        --
  Stockholders' equity....................................   452,898   459,719
                                                            --------  --------
    Total liabilities and stockholders' equity............  $501,638  $472,440
                                                            ========  ========

                              Statements of Income
                             (Parent Company only)

                                                                               Years ended December 31,
                                                                            ------------------------------
Income:                                                                       1998       1997       1996
                                                                            --------   --------   --------
  Dividends from Affiliates...............................................  $ 92,864   $ 48,411   $ 49,271
  Interest income.........................................................     2,994      1,554      1,632
  Security transactions and other income..................................       502        493        180
                                                                            --------   --------   --------
    Total income..........................................................    96,360   $ 50,458   $ 51,083
                                                                            --------   --------   --------
Expenses:
  Interest expense........................................................       598        141        604
  Salaries and employee benefits..........................................     2,585      2,916      2,555
  Acquisition and restructure charges/(credits)...........................    16,148      5,446     (1,316)
  Other expenses..........................................................     3,316      1,977      2,900
                                                                            --------   --------   --------
    Total expenses........................................................    22,647     10,480      4,743
                                                                            --------   --------   --------
Income before income tax benefit and equity in undistributed income
  of Affiliates...........................................................    73,713     39,978     46,340
Income tax benefit........................................................     5,122      2,452      1,818
                                                                            --------   --------   --------
Income before equity in undistributed income of Affiliates................    78,835     42,430     48,158
Equity in undistributed income of Affiliates..............................   (24,131)    14,178      6,552
                                                                            --------   --------   --------
    Net income............................................................  $ 54,704   $ 56,608   $ 54,710
                                                                            ========   ========   ========

                           Statements of Cash Flows
                             (Parent Company only)

                                                                                 Years ended December 31,
                                                                            -----------------------------------
Operating Activities                                                          1998         1997         1996
                                                                            -----------------------------------
   Net Income.............................................................. $ 54,704     $ 56,608     $ 54,710
   Adjustments to reconcile net income to net cash provided
      by operating activities:
   Equity in undistributed income from Affiliates..........................   24,131      (14,178)      (6,552)
   Net (increase) decrease in other assets.................................    3,405        1,566           70
   Net increase (decrease) in accrued expenses and other liabilities.......    9,396       (1,504)         429
                                                                            -----------------------------------
      Net cash provided by operating activities............................   75,808       42,492       48,657
                                                                            -----------------------------------
Investing Activities
   Purchases of securities net of proceeds from sale/maturity of
      securities...........................................................   (3,840)      (1,504)        (696)
   Other asset sales.......................................................    4,569        1,169          219
   Purchase of bank subsidiary.............................................       --           --      (16,820)
                                                                            -----------------------------------
   Net cash provided (used) by investing activities........................      729         (335)     (17,297)
                                                                            -----------------------------------
Financing Activities
   Net increase (decrease) in short-term borrowings........................   27,000       (7,000)       7,000
   Net purchases of treasury stock.........................................  (33,937)      (5,369)     (10,265)
   Exercise of stock options...............................................    2,140        1,709          836
   Cash dividends..........................................................  (27,544)     (21,656)     (19,147)
   Capital contributions and other advances,
      and repayments (to) from Affiliates..................................  (52,130)     (27,865)       4,426
                                                                            -----------------------------------
         Net cash (used) by financing activities...........................  (84,471)     (60,181)     (17,150)
                                                                            -----------------------------------
   Increase (decrease) in cash and cash equivalent.........................   (7,934)     (18,024)      14,210
   Cash and cash equivalents at beginning of year..........................    9,579       27,603       13,393
                                                                            -----------------------------------
   Cash and cash equivalents at end of year................................ $  1,645     $  9,579     $ 27,603
                                                                            ===================================



           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Directors and Executive Officers of First Midwest, their family relationships and their business experience is contained in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders of First Midwest, which is incorporated herein by reference.

                        ITEM 11. EXECUTIVE COMPENSATION

     Information regarding compensation of the Executive Officers of First Midwest is contained in the "Executive Officers and Executive Compensation" section of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders of First Midwest, which is incorporated herein by reference.

     The Compensation Committee's Report on Executive Compensation contained in the "Executive Compensation" section of the Registrant's Proxy Statement shall not be deemed incorporated by reference by any general statement incorporating by reference the Registrant's Proxy Statement into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent First Midwest specifically incorporates this information by reference, and shall not otherwise be deemed "filed" under such Acts.


                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is contained in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders of First Midwest, which is incorporated herein by reference.


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions of First Midwest is contained in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders of First Midwest, which is incorporated herein by reference.


                                    PART IV

              ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                              REPORTS ON FORM 8-K

     (a) The following exhibits, financial statements and financial statement schedules are filed as part of this report:


                              FINANCIAL STATEMENTS

     Consolidated Statements of Condition - December 31, 1998 and 1997

     Consolidated Statements of Income - Years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

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

     See Exhibit Index appearing on page 70.

(b) Reports on Form 8-K - Reports on Form 8-K were filed during the period covered by this report as follows:


     (1) On December 2, 1998 First Midwest filed a report on Form 8-K to report the completion of its previously announced 850,000 share repurchase program that began on September 2, 1998 and expired on November 14, 1998.

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

     Management depends upon First Midwest's system of internal controls in meeting its responsibilities for reliable financial statements. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with Management's authorization. Judgments are required to assess and balance the relative cost and the expected benefits of these controls. As an integral part of the system of internal controls, First Midwest relies upon a professional Internal Audit function who conduct operational, financial, and special audits, and coordinate audit coverage with the Independent Auditors.

     The consolidated financial statements have been audited by the Independent Auditors, Ernst and Young LLP, who render an independent professional opinion on Management's financial statements.

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



ROBERT P.  O'MEARA                       DONALD J.  SWISTOWICZ


Robert P. O'Meara                        Donald J. Swistowicz
Chairman and                             Executive Vice President,
Chief Executive Officer                  Chief Financial and Accounting Officer

January 20, 1999

Reports of Independent Auditors

The Board of Directors and Stockholders
First Midwest Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of First Midwest Bancorp, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 and 1996 financial statements of Heritage Financial Services, Inc., which statements reflect total assets constituting 26.7% of the consolidated financial statement totals as of December 31, 1997 and which reflect net income constituting 31.4% and 27.2% of the consolidated financial statement totals for the two years in the period ended December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Heritage Financial Services, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and, for 1997 and 1996, the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 1997 and 1996, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Midwest Bancorp, Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

Chicago, Illinois
January 20, 1999

Report of Independent Auditors

To the Shareholders of
Heritage Financial Services, Inc.:

We have audited the accompanying consolidated balance sheet of Heritage Financial Services, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Services, Inc. and subsidiaries as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 19, 1998

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

10.3 Sixth Amendment to 1989 Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K dated December 31, 1997.

10.4 Nonemployee Directors' Stock Option Plan is incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K dated December 31, 1997.

10.5 Nonqualified Stock Option-Gain Deferral Plan is incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K dated December 31, 1997.

10.6 Deferred Compensation Plan for Nonemployee Directors is incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 33-34007), filed with the Securities and Exchange Commission on March 23, 1990.

10.7 Restated Nonqualified Retirement Plan is incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K dated December 31, 1997.

10.8 Form of Letter Agreement for Nonqualified Stock Options Grant executed between the Company and executive officers of the Company pursuant to the Company's Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K dated December 31, 1991.

10.9 Form of Letter Agreement for Nonqualified Stock Options Grant executed between the Company and directors of the Company pursuant to the Company's Nonemployee Directors' Stock Option Plan is incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K dated December 31, 1997.

10.10 Form of Indemnification Agreements executed between the Company and executive officers and directors of the Company is incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K dated December 31, 1991.

10.11 Form of Employment Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to
      Exhibit 10.11 to the Company's Annual Report on Form 10-K dated December 31, 1997.

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

10.15 Investment Agreement dated June 18, 1998 between the Company and all of the Stockholders of SparBank, Incorporated is incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-37809), filed with the Securities and Exchange Commission on October 14, 1997.

11 Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is described in Note 1 of the Company's Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this document.

13     Quarterly Report to Security Holders for the quarter ended December 31,
       1998.

21     Subsidiaries of the Registrant.

23     Consents of Experts and Counsel.

27     Financial Data Schedule.


--------------------------
Exhibits 10 through 10.13 are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to item 14(a)3.

All other Exhibits which are required to be filed with this Form are not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST MIDWEST BANCORP, INC.
                                  Registrant



                          By      ROBERT P. O'MEARA
                             --------------------------
                                  Robert P. O'Meara
                    Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities on February 26, 1998.

        Signatures
        ----------
ROBERT P. O'MEARA
------------------------------------------------
Robert P. O'Meara                                      Chairman of the Board and Chief Executive Officer


JOHN M. O'MEARA
------------------------------------------------
John M. O'Meara                                        President, Chief Operating Officer and Director


DONALD J. SWISTOWICZ
------------------------------------------------
Donald J. Swistowicz                                   Executive Vice President, Chief Financial and Accounting Officer


VERNON A. BRUNNER
------------------------------------------------
Vernon A. Brunner                                      Director


WILLIAM J. COWLIN
------------------------------------------------
William J. Cowlin                                      Director


BRUCE S. CHELBERG
------------------------------------------------
Bruce S. Chelberg                                      Director


O. RALPH EDWARDS
------------------------------------------------
O. Ralph Edwards                                       Director


JOSEPH W. ENGLAND
------------------------------------------------
Joseph W. England                                      Director


BROTHER JAMES GAFFNEY, FSC
------------------------------------------------
Brother James Gaffney, FSC                             Director


THOMAS M. GARVIN
------------------------------------------------
Thomas M. Garvin                                       Director


JACK PAYAN
------------------------------------------------
Jack Payan                                             Director


JOHN L. STERLING
------------------------------------------------
John L. Sterling                                       Director


J. STEPHEN VANDERWOUDE
------------------------------------------------
J. Stephen Vanderwoude                                 Director


RICHARD T. WOJCIK
------------------------------------------------
Richard T. Wojcik                                      Director