Form 10-Q
period 1999-03-31
FIRST MIDWEST BANCORP INC
filed 1999-05-13
CIK 702325

================================================================================

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended
     MARCH 31, 1999, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
     __________________

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 10, 1999, 28,201,480 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.


                      Exhibit Index is located on page 18.

                          FIRST MIDWEST BANCORP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                              ----
  Item 1. Financial Statements

     Consolidated Statements of Condition................................................................        3

     Consolidated Statements of Income...................................................................        4

     Consolidated Statements of Cash Flows...............................................................        5

     Notes to Consolidated Financial Statements..........................................................        6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........        9

PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders...........................................       17

  Item 6. Exhibits and Reports on Form 8-K...............................................................       18

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          FIRST MIDWEST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Amounts in thousands)

                                                                                   MARCH 31,            DECEMBER 31,
                                                                                   1999/(1)/               1998
                                                                                 --------------        -------------
ASSETS
     Cash and due from banks................................................      $   154,374          $   156,524
     Federal funds sold and other short term investments....................            2,899                   12
     Mortgages held for sale................................................           38,388               75,235
     Securities available for sale, at market value.........................        1,959,846            1,979,115
     Securities held to maturity, at amortized cost.........................           49,824               48,964
     Loans..................................................................        2,653,221            2,664,417
     Reserve for loan losses................................................          (42,974)             (43,290)
                                                                                  -----------          -----------
     Net loans..............................................................        2,610,247            2,621,127

     Premises, furniture and equipment......................................           78,617               78,168
     Accrued interest receivable............................................           34,889               36,362
     Investment in corporate owned life insurance...........................          101,394              100,135
     Other assets...........................................................           94,006               97,245
                                                                                  -----------          -----------
     TOTAL ASSETS...........................................................      $ 5,124,484          $ 5,192,887
                                                                                  ===========          ===========

LIABILITIES
     Demand deposits........................................................          687,446              695,484
     Savings deposits.......................................................          539,165              529,322
     NOW accounts...........................................................          422,320              452,028
     Money market deposits..................................................          502,160              516,512
     Time deposits..........................................................        1,826,193            1,857,105
                                                                                  -----------          -----------
     Total deposits.........................................................        3,977,284            4,050,451

     Short-term borrowings..................................................          658,019              623,899
     Accrued interest payable...............................................           14,183               17,245
     Other liabilities......................................................           43,404               48,394
                                                                                  -----------          -----------
     TOTAL LIABILITIES......................................................        4,692,890            4,739,989
                                                                                  -----------          -----------

STOCKHOLDERS' EQUITY
     Preferred stock, no par value: 1,000 shares authorized, none issued....              ---                  ---
     Common stock, $.01 par value: 60,000 shares authorized; 30,364 shares issued at March 31,1999 and December 31, 1998;
     28,386 and 29,032 outstanding at March 31, 1999 and
     December 31,1998, respectively.........................................              284                  290
     Additional paid-in capital.............................................           84,455               86,054
     Retained earnings......................................................          409,502              399,446
     Accumulated other comprehensive income.................................            4,587                9,875
     Treasury stock, at cost: 1,978 and 1,332 shares at March 31, 1999 and
     December 31, 1998, respectively........................................          (67,234)             (42,767)
                                                                                  -----------          -----------
     TOTAL STOCKHOLDERS' EQUITY.............................................          431,594              452,898
                                                                                  -----------          -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................      $ 5,124,484          $ 5,192,887
                                                                                  ===========          ===========

______________________________________________
See notes to consolidated financial statements.
/(1)/ Unaudited

                          FIRST MIDWEST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)

                                                          QUARTERS ENDED
                                                          MARCH 31, /(1)/
                                                       -------------------
INTEREST INCOME                                            1999     1998
                                                       ----------  -------
Loans.................................................   $55,861   $66,870
Securities available for sale.........................    29,829    22,015
Securities held to maturity...........................       692     1,812
Funds sold and other short-term investments...........     1,047     1,159
                                                       ----------  -------
     TOTAL INTEREST INCOME............................    87,429    91,856
                                                       ----------  -------

INTEREST EXPENSE
Deposits..............................................    32,095    36,015
Short-term borrowings.................................     7,572     6,832
                                                       ----------  -------
     TOTAL INTEREST EXPENSE...........................    39,667    42,847
                                                       ----------  -------

      NET INTEREST INCOME.............................    47,762    49,009

PROVISION FOR LOAN LOSSES.............................     1,287     1,268
                                                       ----------  -------
  Net interest income after provision for loan losses.    46,475    47,741
                                                       ----------  -------

NONINTEREST INCOME
Service charges on deposit accounts...................     4,110     4,093
Trust and investment management fees..................     2,568     2,383
Other service charges, commissions and fees...........     2,433     2,395
Mortgage banking revenues.............................     2,302     1,688
Security (losses)/gains, net..........................        (1)      313
Corporate owned life insurance income.................     1,259       485
Other income..........................................     1,580     1,186
                                                       ----------  -------
     TOTAL NONINTEREST INCOME.........................    14,251    12,543
                                                       ----------  -------

NONINTEREST EXPENSE
Salaries and wages....................................    16,044    15,567
Retirement and other employee benefits................     3,785     3,941
Occupancy expense of premises.........................     3,678     2,945
Equipment expense.....................................     2,213     2,144
Computer processing expense...........................     2,174     2,475
Advertising and promotions............................     1,061     1,271
Professional services.................................     1,807     1,831
Other expenses........................................     6,714     6,435
                                                       ----------  -------
     TOTAL NONINTEREST EXPENSE........................    37,476    36,609
                                                       ----------  -------

Income before income tax expense......................    23,250    23,675
Income tax expense....................................     6,359     7,483
                                                       ----------  -------
     Net Income.......................................   $16,891   $16,192
                                                       ==========  =======

PER SHARE DATA
     Basic Earnings per share.........................   $  0.59   $  0.55
     Diluted Earnings per share.......................   $  0.58   $  0.54

     Cash dividends declared per share................   $ 0.240     0.225

     Weighted average shares outstanding..............    28,894    29,409
     Weighted average diluted shares outstanding......    29,110    30,043

____________________________________
See notes to consolidated financial statements.
/(1)/ Unaudited

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                                     QUARTERS ENDED
                                                                                     MARCH 31, /(1)/
                                                                                -----------------------
                                                                                     1999      1998
                                                                                -------------- ---------
OPERATING ACTIVITIES
   Net income..................................................................   $  16,891   $  16,192
   Adjustments to reconcile net income to net cash provided used by operating activities:
   Provision for loan losses...................................................       1,287       1,268
   Provision for depreciation..................................................       2,289       2,238
   Net amortization of premium of securities...................................         359       2,401
   Net losses (gains) on sale of securities....................................           1        (313)
   Net (gains) on sales of premises, furniture and equipment...................        (168)         (4)
   Net decrease in deferred income taxes.......................................         216       1,094
   Net amortization of purchase accounting adjustments, goodwill,
       and other intangibles...................................................         781       1,521
   Changes in operating assets and liabilities:
     Originations and purchases of mortgage loans held for sale................    (161,253)   (109,623)
     Proceeds from sales of mortgage loans held for sale.......................     198,100      92,115
     Net decrease (increase) in accrued interest receivable....................       1,473        (651)
     Net decrease in other assets..............................................       3,211       1,218
     Net (increase) in corporate owned life insurance..........................      (1,259)    (50,485)
     Net (decrease) in accrued interest payable................................      (3,062)       (929)
     Net (decrease) in other liabilities.......................................      (1,603)       (140)
     Other, net................................................................         (91)        (83)
                                                                                -------------- --------
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES......................      57,172     (44,181)
                                                                                -------------- --------

INVESTING ACTIVITIES
Securities available for sale:
     Proceeds from sales.......................................................      43,999     101,824
     Proceeds from maturities, calls and paydowns..............................     268,997     102,791
     Purchases.................................................................    (302,656)   (287,222)
Securities held to maturity:
     Proceeds from maturities, calls and paydowns..............................       2,685       2,296
     Purchases.................................................................      (3,655)     (6,808)
Loans made to customers, net of principal collected............................       8,154      40,662
Proceeds from sales of foreclosed real estate..................................         572       1,011
Proceeds from sales of premises, furniture and equipment.......................         434          99
Purchases of premises, furniture and equipment.................................      (3,028)     (1,712)
                                                                                -------------- --------
         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES......................      15,502     (47,059)
                                                                                -------------- --------

FINANCING ACTIVITIES
Net (decrease) in deposit accounts.............................................     (73,167)     (1,014)
Net increase in short-term borrowings..........................................      34,120     117,186
Net (purchases) sales of treasury stock........................................     (26,409)          1
Cash dividends.................................................................      (6,817)     (5,874)
Exercise of stock options......................................................         336         341
                                                                                -------------- --------
         NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES......................     (71,937)    110,640
                                                                                -------------- --------
         Net increase in cash and cash equivalents.............................         737      19,400
         Cash and cash equivalents at beginning of period......................     156,536     200,107
                                                                                -------------- --------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD............................   $ 157,273   $ 219,507
                                                                                ============== ========

Supplemental disclosures:
     Interest paid to depositors and creditors.................................   $  42,729   $  43,795
     Income taxes paid.........................................................       2,525         615
     Non-cash transfers to foreclosed real estate from loans...................       1,439         135

____________________________________
See notes to consolidated financial statements.
/(1)/  Unaudited

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of First Midwest Bancorp, Inc. ("First Midwest"), have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires Management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In addition, certain reclassifications have been made to the 1998 data to conform to the 1999 presentation. For further information with respect to significant accounting policies followed by First Midwest in the preparation of its consolidated financial statements, refer to First Midwest's Annual Report on Form 10-K for the year ended December 31, 1998.

Previously reported financial statements and other financial disclosures included in this Form 10-Q have been restated to include the July 1, 1998 merger of Heritage Financial Services, Inc., which was accounted for as a poolings-of-interests, for all periods presented. Further disclosures regarding the merger are presented in Note 2 to the consolidated financial statements.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for public companies to report certain financial information about operating segments in interim and annual financial statements. Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The statement also requires public companies to report certain information about their products and services, the geographic areas in which they operate and certain information about their products. FASB No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. First Midwest's chief operating decision maker evaluates the operations of the Company as one operating segment, commercial banking. Due to the materiality of the commercial banking operation to the Company's consolidated financial condition and results of operations, separate segment disclosures are not required. First Midwest offers the following products and services to external customers: deposits, loans, mortgage banking and related services and trust services. Revenues for each of these products and services are disclosed separately in the Consolidated Statements of Income.

NEW ACCOUNTING PRONOUNCEMENT - FASB NO. 133

In June 1998, FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. FASB No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related changes in value of the hedged item in the income statement and requires that the company document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. FASB No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after its issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). FASB No. 133 cannot be applied retroactively; it must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). First Midwest has not yet quantified nor determined the extent to which the Statement will alter its use of certain derivatives in the future and the impact on its financial position or results of operation.

2.  MERGER

Heritage Financial Services, Inc.

On July 1, 1998, First Midwest consummated the merger of Heritage Financial Services, Inc. ("Heritage"), in a transaction accounted for as a pooling-of-interests. Heritage, headquartered in the south suburban Chicago metropolitan area, was a multi-bank holding company whose subsidiaries included a 17 branch commercial bank, a trust company and a trust bank which also conducted an insurance agency business. Heritage had total assets and stockholders' equity of approximately $1.4 billion and $131 million, respectively, as of July 1, 1998. Each outstanding share of Heritage common stock, no par value, was converted into .7695 shares of First Midwest common stock, $.01 par value, resulting in the issuance of approximately 9,628 million shares of First Midwest Common Stock. First Midwest merged Heritage's commercial bank and trust company, into First Midwest Bank, National Association and First Midwest Trust Company, respectively, in the fourth quarter 1998. The remaining subsidiary, Heritage Bank, National Association, continues to offer trust services to customers of First Midwest; the insurance agency business formerly operated by this subsidiary was transferred to First Midwest Bank, National Association in connection with the commercial bank merger.

In conjunction with the merger, First Midwest recognized a third quarter pre-tax 1998 merger related charge of $16,798 consisting of $16,148 in merger expenses and $650 in provision for loan losses incident to conforming Heritage's credit policies to First Midwest's. The merger expenses, certain of which are nondeductible for income tax purposes, were recorded through the establishment of a reserve, the balance of which was $479 and $1,590 at March 31, 1999 and December 31, 1998, respectively. The March 31, 1999 balance is primarily comprised of anticipated employee severance and related personnel exit costs.

3.  SECURITIES

SECURITIES AVAILABLE FOR SALE - The amortized cost and market value of securities available for sale at March 31, 1999 and December 31, 1998 are as follows:

                                                       Securities Available for Sale
                              -------------------------------------------------------------------------------------------------
                                             March 31, 1999                                  December 31, 1998
                              -----------------------------------------------   -----------------------------------------------
                                             Gross        Gross                                Gross
                                Amortized  Unrealized   Unrealized    Market     Amortized   Unrealized  Unrealized    Market
                                  Cost       Gains       Losses        Value       Cost         Gains      Losses      Value
                              -----------  ----------  -----------  ----------  ----------  ----------  ----------   ----------
U.S. Treasury securities       $   18,457     $    98    $    ---   $   18,555  $   19,575     $   156     $   ---   $   19,731
U.S. Agency securities            146,340         549      (1,237)     145,652     283,920         251        (312)     283,859
Mortgage-backed securities      1,260,550       7,751     (11,426)   1,256,875   1,258,184       8,172      (8,020)   1,258,336
State and municipal securities    491,557      15,973      (3,661)     503,869     392,633      17,567      (1,644)     408,556
Other securities                   35,422          24        (551)      34,895       8,609          24         ---        8,633
                               ----------     -------    --------   ----------  ----------     -------     -------   ----------
 Total                         $1,952,326     $24,395    $(16,875)  $1,959,846  $1,962,921     $26,170     $(9,976)  $1,979,115
                               ==========     =======    ========   ==========  ==========     =======     =======   ==========

SECURITIES HELD TO MATURITY - The amortized cost and market value of securities held to maturity at March 31, 1999 and December 31, 1998 are as follows:

                                                               Securities Held to Maturity
                              -------------------------------------------------------------------------------------------------
                                             March 31, 1999                                  December 31, 1998
                              -----------------------------------------------   -----------------------------------------------
                                             Gross        Gross                                Gross       Gross
                                Amortized  Unrealized   Unrealized    Market     Amortized   Unrealized  Unrealized    Market
                                  Cost       Gains       Losses        Value       Cost         Gains      Losses      Value
                              -----------  ----------  -----------  ----------  ----------  ----------  ----------   ----------
U.S. Treasury securities...     $   798      $    2       $  ---     $   800      $   896     $     3     $  ---       $   899
U.S. Agency securities.....         403         ---           (1)        402          403           2         (1)          404
State and municipal
 securities................      27,459       1,432          ---      28,891       26,388       1,825        ---        28,213
Other securities...........      21,164           1          ---      21,165       21,277           1        ---        21,278
                                -------      ------     --------     -------      -------     -------     ------       -------
 Total.....................     $49,824      $1,435       $   (1)    $51,258      $48,964     $ 1,831     $   (1)      $50,794
                                =======      ======     ========     =======      =======     =======     ======       =======

4.  LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:

                                                March 31,    December 31,
                                               ------------  ------------
                                                   1999          1998
                                               ------------  ------------
    Commercial, industrial and agricultural..  $    797,350  $   800,353
    Real estate - commercial.................       770,979      769,514
    Real estate - construction...............       160,406      148,469
    Real estate - 1-4 family.................       246,411      257,307
    Consumer.................................       678,075      688,774
                                               ------------  -----------
    Total....................................  $  2,653,221  $ 2,664,417
                                               ============  ===========

5.  RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

Transactions in the reserve for loan losses for the quarters ended March 31, 1999 and 1998 are summarized below:

                                                               Quarters ended,
                                                                  March 31,
                                                            -------------------
                                                               1999      1998
                                                            ---------   -------
Balance at beginning of period........................        $43,290   $46,965
Provision for loan losses.............................          1,287     1,268
  Loans charged-off...................................         (2,222)   (3,533)
  Recoveries of loans previously charged-off..........            619       923
                                                              -------   -------
         Net loan charge-offs.........................         (1,603)   (2,610)
                                                              -------   -------
Balance at end of period..............................        $42,974   $45,623
                                                              =======   =======

Information with respect to impaired loans at March 31, 1999 and 1998 is provided below:

                                                                                                March 31,
                                                                                          -------------------
                                                                                              1999     1998
                                                                                          -------------------
Recorded Investment in Impaired Loans:
  Recorded investment requiring specific loan loss reserves /(1)/.......................     $   988  $ 8,063
  Recorded investment not requiring specific loan loss reserves.........................      12,470    9,606
                                                                                             -------  -------
       Total recorded investment in impaired loans......................................     $13,458  $17,669
                                                                                             =======  =======

Specific loan loss reserve related to impaired loans....................................     $   733  $ 3,106
                                                                                             =======  =======

/(1)/ These impaired loans require a specific reserve allocation because the value of the loans is less than the recorded investments in the loans.

For the quarters ended March 31, 1999 and 1998, the average recorded investment in impaired loans was approximately $14,837 and $15,888, respectively.

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

The components of comprehensive income, net of related taxes, for the quarters ended March 31, 1999 and 1998 are as follows:

                                                                                         Quarters ended
                                                                                           March 31,
                                                                                     -------------------
                                                                                         1999      1998
                                                                                     -------------------
Net income........................................................................     $16,891   $16,192
Unrealized gains/(losses) on securities, net of reclassification adjustment.......      (5,288)   (5,241)
                                                                                       -------   -------
              Comprehensive income................................................     $11,603   $10,951
                                                                                       =======   =======

Disclosure of Reclassification Amount:
--------------------------------------
Unrealized holding gains/(losses) arising during the period.......................     $(5,289)  $(5,085)
Less: Reclassification adjustment for (gains)/losses included in net income.......           1      (156)
                                                                                       -------   -------
              Net unrealized gains/(losses) on securities.........................     $(5,288)  $(5,241)
                                                                                       =======   =======

7.  EARNINGS PER COMMON SHARE

Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 1999 and 1998.

                                                                Quarters ended
                                                                  March 31,
                                                            --------------------
                                                                1999      1998
                                                            --------------------
Net Income.................................................    $16,891   $16,192
                                                               =======   =======
Average common shares outstanding..........................     28,894    29,409
Dilutive effect of employee stock options..................        216       634
                                                               -------   -------
Average diluted common shares outstanding..................     29,110    30,043
                                                               =======   =======

Earnings per share
    Basic..................................................    $  0.59   $  0.55
    Diluted................................................    $  0.58   $  0.54

8.  CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business at March 31, 1999. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarters ended March 31, 1999 as compared to the same periods in 1998. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as First Midwest's 1998 Annual Report on Form 10-K. Results of operations for the quarters ended March 31, 1999 are not necessarily indicative of results to be expected for the full year of 1999.

The consolidated financial statements and financial information for all previously reported periods presented herein have been restated to include First Midwest's July 1, 1998 merger with Heritage, which was accounted for as a pooling-of-interests. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is presented in thousands, except per share data.

                            SUMMARY OF PERFORMANCE

Net income for the first quarter of 1999 increased to $16,891 or $.58 per diluted share as compared to $16,192, or $.54 per diluted share for the same period in 1998 representing an increase of 7.4% on a per share basis. Return on average assets was 1.34% for the first quarter of 1999, as compared to 1.33% for the same quarter in 1998. Return on stockholders' equity was 15.30% for the first quarter of 1999, as compared to 14.27% for the same quarter in 1998.

                              NET INTEREST INCOME

Net interest income on a tax equivalent basis totaled $50,951 for the first quarter of 1999, representing a decrease of $492 or 1% over the year-ago quarter totaling $51,443. As shown in the Volume/Rate Analysis on page 11, the decrease in net interest income is attributable to decreased interest income of $3,672 offset by lower interest expense of $3,180. The net interest margin for the first quarter of 1999 decreased by 25 basis points to 4.23% as compared to 4.48% for the same period in 1998. The decrease in net interest margin in 1999 is primarily due to a lower level of high yielding loans offset in part by higher volumes in the securities available for sale portfolio, the purchase of corporate owned life insurance and a reduction in rates paid during the 1999 period. These factors are discussed below.

As shown on the Volume/Rate Analysis, $11,003 of the reduction in net interest income is due to both lower volumes and, to a lesser extent, lower rates earned on the loan portfolio as compared to the first quarter of 1998. The year-to-year reduction in loan volumes is due to two factors; securitized loans transferred to the securities available for sale portfolio and the planned outplacement of certain higher risk loans. During 1998, First Midwest securitized approximately $245 million in 1 - 4 family residential real estate loans and transferred them to the securities available for sale portfolio as a result of the integration of both the Heritage and SparBank loan portfolios. Additionally, during 1998 First Midwest undertook the planned outplacement of approximately $50 million in higher risk loans from both the First Midwest and Heritage loan portfolios in an effort to improve the risk profile of the consolidated portfolio. These activities, in conjunction with more stringent underwriting standards resulted in a drop of $359 million in average loans in the first quarter of 1999 as compared to the like period in 1998. Competitive conditions resulted in the generally lower pricing of credit in the 1999 period which contributed to the drop in average rates earned on the loan portfolio of 58 basis points to 8.45% in the first quarter of 1999 as compared to 9.03% in the 1998 period.
Offsetting the interest income reduction on loans resulting from both lower volume and rate was a corresponding increase in interest income on securities available for sale due to the asset transfer described above.

In an effort to offset the decline in interest income resulting from the conditions outlined above, First Midwest decreased deposit rates during the fourth quarter of 1998 and again during the mid first quarter of 1999. This reduction in deposit rates, in conjunction with an easing in overall market interest rates during the period, resulted in a reduction of 58 basis points in overall interest paid on interest bearing liabilities during the first quarter of 1999 as compared to the 1998 quarter and offset a significant portion of the drop in total interest income in the first quarter of 1999 as compared to 1998.

Finally, First Midwest owned approximately $101,394 in corporate owned life insurance at March 31, 1999 as compared to $50,485 in 1998. The life insurance asset is reflected on the statement of condition as a non interest earning asset. Although the cost of funding the corporate owned life insurance flows through net interest income in the form of interest expense, the related income from such investment is reflected in the non-interest income section of the income statement. The earnings on corporate owned life insurance produces an after-tax earnings rate of approximately 8.34%. The negative impact on net interest margin for the first quarter of 1999 resulting from the exclusion of this income from net interest income was approximately 9 basis points.

VOLUME/RATE ANALYSIS

The table below summarizes the changes in average interest-bearing assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 1999 and 1998. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                                                              QUARTERS ENDED MARCH 31, 1999 AND 1998
                                  ------------------------------------------  ---------------------------------------
                                                                                         AVERAGE INTEREST
                                              AVERAGE BALANCES                           RATES EARNED/PAID
                                  ------------------------------------------  ---------------------------------------
                                                                                                               Basis
                                                                 Increase/                                    Points
                                     1999            1998       (Decrease)      1999             1998        Inc/(Dec)
                                  -----------    ------------   -----------   -------          -------      ---------
Federal funds sold and other
short-term investments ..........  $    2,640      $   44,257     $ (41,617)     7.88%            5.53%         2.35 %

Mortgages held for sale .........      58,626          27,676        30,950      6.78%            8.15%        (1.37)%

Securities available for
sale/(1)/ .......................   1,951,803       1,365,081       586,722      6.48%            6.73%        (0.25)%

Securities held to
maturity/(1)/ ...................      48,501         133,225       (84,724)     6.91%            7.76%        (0.85)%

Loans, net of unearned
discount/(1)/ ...................   2,654,171       3,012,941      (358,770)     8.45%            9.03%        (0.58)%

                                  -----------    ------------   -----------   -------          -------      --------

Total  interest-earning  assets..  $4,715,741      $4,583,180     $ 132,561      7.60%            8.34%        (0.74)%
/(1)/ ........................... ===========    ============   ===========   =======          =======      ========


Savings deposits ................  $  531,954      $  542,674     $ (10,720)     2.12%            2.63%        (0.51)%

NOW accounts ....................     429,930         396,471        33,459      1.81%            2.32%        (0.51)%

Money market deposits ...........     504,693         457,676        47,017      3.42%            3.94%        (0.52)%

Time deposits ...................   1,844,496       1,861,071       (16,575)     4.99%            5.62%        (0.63)%

Short-term borrowings ...........     643,231         525,664       117,567      4.71%            5.27%        (0.56)%
                                  -----------    ------------   -----------   -------          -------      --------

Total interest-bearing
 liabilities ....................  $3,954,304      $3,783,556     $ 170,748      4.01%            4.59%        (0.58)%
                                  ===========    ============   ===========   =======          =======      ========

Net interest margin/income (1)                                                   4.23%            4.48%        (0.25)%
                                                                              =======          =======      ========


                                          QUARTERS ENDED MARCH 31, 1999 AND 1998
                                          --------------------------------------         ---------------------------------
                                                       INTEREST                               INCREASE/(DECREASE) IN
                                                    INCOME/EXPENSE                       INTEREST INCOME/EXPENSE DUE TO:
                                          --------------------------------------         ---------------------------------

                                                                      Increase
                                            1999         1998        (Decrease)           Volume       Rate       Total
                                          ---------    ---------      --------           ----------  --------  ---------
Federal funds sold and other
short-term investments ..........           $    52      $   604      $   (552)           $  (1,045) $    493   $   (552)

Mortgages held for sale .........               994          556           438                  509       (71)       438

Securities available for
sale /1)/ .......................            32,665       23,509         9,156                9,800      (644)     9,156

Securities held to
maturity/(1)/ ...................               838        2,549        (1,711)              (1,485)     (226)    (1,711)

Loans, net of unearned
discount/(1)/ ...................            56,069       67,072       (11,003)              (7,701)   (3,302)   (11,003)

                                          ---------    ---------      --------           ----------  --------   --------

Total  interest-earning  assets .           $90,618      $94,290      $ (3,672)           $      78  $ (3,750)  $ (3,672)
/(1)/ ...........................         =========    =========      ========           ==========  ========   ========


Savings deposits ................           $ 2,820      $ 3,515      $   (695)           $     (66)     (629)  $   (695)

NOW accounts ....................             1,949        2,266          (317)                 222      (539)      (317)

Money market deposits ...........             4,310        4,446          (136)                 766      (902)      (136)

Time deposits ...................            23,016       25,788        (2,772)                (228)   (2,544)    (2,772)

Short-term borrowings ...........             7,572        6,832           740                1,279      (539)       740
                                          ---------    ---------      --------           ----------  --------   --------

Total interest-bearing
 liabilities ....................           $39,667      $42,847      $ (3,180)            $  1,973  $ (5,153)  $ (3,180)
                                          =========    =========      ========           ==========  ========   ========


Net interest margin/income/(1)/..           $50,951      $51,443      $   (492)            $ (1,895) $  1,403   $   (492)
                                          =========    =========      ========           ==========  ========   ========

/(1)/ Interest income and yields are presented on a tax-equivalent basis.

                              NONINTEREST INCOME

Noninterest income totaled $14,251 for the quarter ended March 31,1999, as compared to $12,543 for the same period in 1998. Exclusive of net security losses which totaled $1 for the first three months of 1999 as compared to net security gains of $313 for the like period in 1998, noninterest income increased by $2,022 or 16.5% with improvements occurring in all categories led by corporate owned life insurance, mortgage banking, and other income.

Trust revenues increased by $185 or 7.7% for the first three months of 1999 as compared to the like period a year ago as trust and investment assets under management reached $2.1 billion, an increase of 16.6% from the year earlier level of $1.8 billion due to both the result of general market appreciation and additional net new business. Mortgage banking revenues increased for the first quarter 1999 by $614 or 36.3% due to strong demand for new and refinanced residential mortgages and increased loan sales. Mortgage loan origination volumes were up by 47.1% from the same quarter a year ago. First Midwest's investment in corporate owned life insurance was $101,394 at March 31, 1999, generating $1,259 in income for the first three months of 1999 as compared to an investment of $50,485 and income totaling $485 for the same 1998 period.
Further discussion of this asset may be found under the "Net Interest Income" section located on page 10. Other income increased by $394 or 33.2% for the 1999 quarter as compared to the 1998 first quarter and was comprised primarily of increased ATM income as a result of higher transaction volumes and fees and $168 related to gains on miscellaneous asset sales.

                              NONINTEREST EXPENSE

Noninterest expense totaled $37,476 for the quarter ended March 31, 1999, as compared to $36,609 for the same period a year ago for an increase of $867 or 2.3%.

Salary and wages increased to $16,044 for the first quarter of 1999 from the same period in 1998, for an increase of $477 or 3.0%. The increase is primarily attributable to general merit raises effective January 1, 1999 and incentive payments. Retirement and other employee benefits decreased $156 or 3.9% for the 1999 quarter due to lower profit sharing plan and pension plan costs resulting from modifications to these plans made in mid 1998.

Occupancy and equipment expense increased 15.8% to a combined $5,891 for the quarter ended March 31, 1999 as compared to the prior year quarter of $5,089. The higher expense levels were directly related to initial costs associated with the outsourcing of facilities management and the addition of 4 new branches since March 31, 1998.

Computer processing expense, advertising and promotions and professional services decreased 12.2%, 16.5%, and 1.3% respectively, for the first quarter of 1999 as compared to the prior year quarter. These positive comparisons result primarily from the completion of the integration of the 1998 mergers with McHenry State Bank (February 1998) and Heritage Bank (October 1998) and are reflective of the elimination of certain redundant expenses including employee costs.

Other expenses totaled $6,714 for the first three months of 1999 as compared to $6,435 for the same quarter a year ago for an increase of $279 or 4.3%. Higher freight and express costs is the primary contributing factor to the increase resulting from additional courier routes amongst the bank branches and operation centers. These additional costs were offset in part by expense decreases spread among various categories of miscellaneous expense.

The efficiency ratio for the quarter ended March 31, 1999 was 56.6% as compared to the 1998 first quarter ratio of 57.4%. The improvement in 1999 reflects well controlled expenses and realization of cost benefits from the Heritage integration.

                              INCOME TAX EXPENSE

Income tax expense totaled $6,359 for the quarter ended March 31, 1999 decreasing from $7,483 for the same period in 1998 and reflects effective tax rates of 27.3% and 31.6%, respectively. The decrease in effective tax rate is due primarily to planned increases in state tax exempt income and the tax exempt status of corporate owned life insurance income for federal purposes.

                NONPERFORMING ASSETS AND 90 DAY PAST DUE LOANS

At March 31, 1999, nonperforming assets totaled $20,015 and loans past due 90 days or more and still accruing interest totaled $5,005. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing, as of the close of the last five calendar quarters:




                                                            1999                           1998
Nonperforming Assets and                                -----------      ----------------------------------------------
90 Day Past Due Loans                                     March 31,        Dec. 31,    Sept. 30,   June 30,   March 31,
---------------------                                   -----------      -----------  ----------   --------   ---------
Nonaccrual loans....................................     $   18,055       $   20,638   $  22,326   $ 23,755    $ 20,767
Renegotiated loans..................................            ---              ---         ---        ---         ---
                                                        -----------      -----------  ----------  ---------   ---------
Total nonperforming loans...........................         18,055           20,638      22,326     23,755      20,767
Foreclosed real estate..............................          1,960            1,015       3,357      3,160       4,074
                                                        -----------      -----------  ----------  ---------   ---------
     Total nonperforming assets.....................     $   20,015       $   21,653   $  25,683   $ 26,915    $ 24,841
                                                        ===========      ===========  ==========  =========   =========

     % of total loans plus foreclosed real estate...           0.75%            0.81%       0.88%      0.91%       0.83%
                                                        ===========      ===========  ==========  =========   ==========
90 days past due loans accruing interest............     $    5,005       $    5,342   $  11,044   $  7,408    $  9,254
                                                        ===========      ===========  ==========  =========   ==========

Nonaccrual loans, totaling $18,055 at March 31, 1999 are comprised of commercial and agricultural loans (49%) real estate loans (44%) and consumer loans (7%). Foreclosed real estate, totaling $1,960 at March 31, 1999, primarily represents residential real estate 1 - 4 properties.

First Midwest's disclosure with respect to impaired loans is contained in Note 5 to the consolidated financial statements, located on page 8.

                     PROVISION AND RESERVE FOR LOAN LOSSES

Transactions in the reserve for loan losses during the three months ended March 31, 1999 and 1998 are summarized in the following table:

                                                      Three Months Ended
                                                           March 31.
                                                     -------------------
                                                       1999       1998
                                                     ---------   -------
Balance at beginning period.....................       $43,290   $46,965
     Provision for loan losses..................         1,287     1,268

     Loans charged off..........................        (2,222)   (3,533)
     Recoveries of loans previously charged-off.           619       923
                                                     ---------   -------
          Net loan (charge-offs)................        (1,603)   (2,610)
                                                     ---------   -------
Balance at end of period........................       $42,974   $45,623
                                                     =========   =======

The provision for loan losses charged to operating expense for the first quarter of 1999 totaled $1,287 as compared to $1,268 for the same quarter in 1998. The amount of the provision for loan losses in any given period is dependent upon many factors including loan growth, changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values, and Management's assessment of economic conditions. Loan charge-offs, net of recoveries, for the quarter totaled $1,603, or .24% of average loans in 1999 as compared to net charge-offs of $2,610 or .35% for the year ago quarter. Furthermore, at March 31, 1999, the reserve for loan losses totaled $42,974 or 1.62% of total loans outstanding as compared to $45,623 or 1.52% at March 31, 1998.

First Midwest maintains a reserve for loan losses to absorb losses inherent in the loan portfolio. The appropriate level of the reserve for loan losses is determined by systematically performing a review of the loan portfolio quality as required by First Midwest's credit administration policies. The reserve for loan losses consists of three elements; (i) specific - reserves established for specific loans developed through detailed credit reviews; (ii) general allocated-reserves based on historical loan loss experience; and, (iii) general unallocated - reserves based on general economic conditions as well as specific economic factors in the markets in which First Midwest operates.

The specific reserves are based on the detailed analysis of loans over a specified dollar limit as well as loans where the internal credit rating is below a predetermined classification. See Note 5 to the consolidated financial statements for additional discussions on specific impaired loans. The general allocated portion of the reserve is determined statistically using a loss migration analysis that examines loss experience and the related internal rating of loans charged-off. The loss migration analysis is performed quarterly and loss factors are periodically updated based on actual experience. The general unallocated portion considers general economic conditions and involves a higher degree of subjectivity in its determination. This segment of the reserve considers risk factors that may not have manifested themselves in First Midwest's historical loss experience used to determine the allocated component of the reserve. At March 31, 1999 the balance of the general unallocated reserve element was $20,493.

The distribution of the loan portfolio is presented in Note 4 to the consolidated financial statements. The loan portfolio, consists predominantly of loans originated by First Midwest from its primary markets and generally represents credit extension to multi-relationship customers.

                                    CAPITAL

The table below compares First Midwest's capital structure to the minimum capital ratios required by its primary regulator, the Federal Reserve Board ("FRB"). Also provided is a comparison of capital ratios for First Midwest's national banking subsidiary, First Midwest Bank, National Association ("FMB, N.A."), to its primary regulator, the Office of the Comptroller of the Currency ("OCC"). Both First Midwest and FMB, N.A. are subject to the minimum capital ratios defined by banking regulators pursuant to the FDIC Improvement Act ("FDICIA") and have capital measurements in excess of the levels required by their respective bank regulatory authorities to be considered "well-capitalized" which is the highest capital category established under the FDICIA.

                                                         As of March 31, 1999
                                    ------------------------------------------------------------
                                     Bank Holding Company              Subsidiary Bank
                                    ----------------------     ---------------------------------
                                                                                       Minimum
                                                Minimum                   Minimum       Well-
                                       First    Required         FMB,    Required    Capitalized
                                      Midwest     FRB            N.A.      OCC         FDICIA
                                    ---------   --------       --------  ---------   -----------
Tier I capital to risk-
    based assets................     11.58%      4.00%           9.22%     4.00%        6.00%
Total capital to risk-
     based assets...............     12.81%      8.00%          10.45%     8.00%       10.00%

Leverage ratio..................      7.90%      3.00%           6.29%     3.00%        5.00%
                                    =========   ========       ========  =========   ===========

                                   DIVIDENDS

As a result of improved performance from operations as well as First Midwest's perceived future prospects, the Board of Directors has increased the quarterly dividend every year since 1993. The following table summarizes the dividend increases declared during the years 1994 through 1998:

                                   Quarterly Rate
               Date                  Per Share                % Increase
        -----------------     ---------------------       -------------------
          November 1998             $ .24                         7%
          November 1997             $.225                        13%
          November 1996             $ .20                        18%
          February 1996             $ .17                        13%
          February 1995             $ .15                        15%
          February 1994             $ .13                        13%

On February 17, 1999, the First Midwest Board of Directors authorized the repurchase of up to 2,000 shares of its common stock on the open market or in private transactions. First Midwest repurchased 695 shares during the first quarter of 1999.

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

The most significant of First Midwest's automated information systems affected by the Year 2000 Issue are the data processing systems used to process transactions and information for loan, deposit and trust customers, and for First Midwest's mortgage loan origination and servicing activities. First Midwest currently purchases the services for these systems from two nationally recognized data processing vendors. Other programs and applications used in First Midwest's operations that will be affected by the Year 2000 Issue include building and security systems, equipment (including proof machines, sorters and cash dispensers), hardware (including routers, servers, printers and controllers), ATM modems and computer software. The majority of these items have been purchased from vendors who are responsible for maintenance of the systems and modifications to enable uninterrupted usage. Additionally, First Midwest does have some in-house developed applications, interface equipment and interfaces that must be reviewed and modified by it.

A detailed discussion of the state of readiness, risks, contingency plans and costs associated with First Midwest's plan to address the Year 2000 Issue are discussed below.

STATE OF READINESS

First Midwest's Year 2000 planning process began in April 1997. At that time, the Chief Information Officer/Executive Vice President of First Midwest Bank, N.A. was appointed the Company's Year 2000 plan coordinator and a steering committee was formed consisting of representatives from the appropriate disciplines across the Company. The Year 2000 steering committee has been meeting regularly since August 1997. A representative of the Company's internal audit function is a participant at the Committee meetings. The Year 2000 plan has been fully documented in a narrative format which outlines the procedures and processes used to achieve compliance. The Year 2000 plan is divided into a number of sections focusing on applications (software, hardware, equipment, forms, etc.), third party vendors, and customer or external agent relationships. In March 1998 a review of the plan was conducted by a consulting firm with expertise in Year 2000 compliance resulting in two recommendations for enhancement to the plan being made, both of which were implemented. Additionally during 1998, the compliance plan and activities of both First Midwest Bank, N.A. and First Midwest Trust Company were formally reviewed by the OCC, their primary bank regulator. The Year 2000 plan coordinator periodically submits written reports to the Board of Directors relative to the Company's Year 2000 plan status and compliance.

To date, First Midwest has completed the initial awareness phase as well as the assessment phase, identifying all mission critical applications, vendors and external agents. First Midwest has substantially completed the renovation and testing process (i.e. validation) of all mission critical hardware and software. Approximately 4% of all mission critical systems remain to be renovated and tested as of the end of the first quarter 1999; these are scheduled for completion by April 30, 1999. A consulting firm with expertise in Year 2000 compliance has been retained to review the testing of Year 2000 mission critical applications; the review commenced in December 1998 and has been substantially completed. A final report of testing results will be rendered in early third quarter 1999.

First Midwest relies on outsourced data processing for core banking applications from two nationally recognized data processing vendors. Both vendors have advised First Midwest that the computer programming language ("code") affected by the Year 2000 Issue has been fully renovated and tested, and was placed in production as of October 3, 1998. Year 2000 compliance testing of the mainframe banking applications has been successfully completed. Of the 565 mission critical applications requiring renovation, approximately 98% have been renovated and the remaining approximate 2% are scheduled for renovation by April 30, 1999. Of the total mission critical applications, approximately 96% are currently compliant.

RISKS FROM YEAR 2000 ISSUES

The predominant risk associated with the Year 2000 issue for First Midwest rests with the functionality of the mainframe systems. Since First Midwest relies heavily on outsourced processing, the preparedness of the two vendors are of paramount importance. The inability of these vendors to process mainframe information would be detrimental to the Company's ability to process transactions and serve customers. The Company continues to closely monitor the progress of these vendors with regard to their preparedness as stated above. At this time the Year 2000 renovated code is currently functional in the live system and has been tested by both of the primary data processing vendors. Proxy test results have been reviewed and maintained for further assurance of compliance by these two vendors. With regard to other turnkey systems and hardware, First Midwest has renovated and tested substantially 97% of all mission critical systems.

Customers also present potential risk relative to their compliance with Year 2000 within their own organizations. First Midwest has identified critical relationships and has initiated a plan to assess the Year 2000 sufficiency of its customer base. As of this date the identified portfolio of mission critical customer relationships remains at the "low" rating on a scale of high, moderate or low Year 2000 risk. In addition, for any customers rated "high" risk, a follow-up review is conducted every 3 weeks, for "moderate" ratings a follow-up review is conducted every 4 weeks, and for "low" risk customers, a follow up review is conducted every ninety days. Although it is very difficult to assess or quantify the Year 2000 risk level of customer relationships, the percentage of mission critical customers rated "high" is 12% at the end of the first quarter of 1999.

Vendors and other third party relationships are also under continuing evaluation. First Midwest relies on a number of critical vendors with whom communications relative to Year 2000 risk levels are regularly reviewed. Of such vendors, one of the more critical is First Midwest's outsourced item processing vendor. That vendor, another nationally recognized data processor, has completed testing and implementation of their systems. Of all vendors and suppliers, perhaps the most difficult assessment of Year 2000 risk are utility companies, such as electrical, gas and telephone. This is a risk that is shared by everyone and cannot be accurately quantified at this time.

CONTINGENCY PLANS

First Midwest, as part of its contingency plan, has identified the core business units and functions of the Company and the associated computer applications pertinent to these core business units and functions. Trigger dates and contingency plans have been identified for each of the mission critical systems applicable to these units and functions, none of which have required execution at this time. Furthermore, First Midwest has identified failure scenarios and has developed information to identify (1) the minimum level of output and services, (2) critical requirements/tools to produce the minimum level of outputs and services and (3) recovery plans for minimum levels of outputs and services. The Year 2000 steering committee is addressing business resumption plans to ensure that the critical components of First Midwest's operations will continue in the event of a failure scenario. This process includes analyzing the critical risk factors and preparing in advance to mitigate such risks. It is anticipated that business resumption risk plans will be fully completed and tested not later than June 30, 1999.

A formal conversion process along with a designated team of internal managers will prepare for the century turn beginning in October 1999 and respond to operational problems and issues that may arise. This readiness process is intended to further mitigate problems and define the support structure to respond to the issues that arise after the century turn. A moratorium on vacations has been initiated the week prior to and following January 1, 2000. In addition, a liquidity plan has been developed to address any short-term increased cash requirements for bank branches. Action will be taken to implement this policy beginning in October, 1999.

COSTS TO ADDRESS YEAR 2000 ISSUES

First Midwest's plan to become Year 2000 compliant is being executed with internal resources, primarily through its Information Systems staff. First Midwest currently is utilizing contract consulting to supplement its internal staff. As First Midwest relies predominantly on outsourced vendors for most of the core applications, significant costs associated with Year 2000 renovation are not expected to be experienced. First Midwest has been informed by its primary data processing vendors that they have no current expectation to pass on Year 2000 compliance costs to First Midwest as the service contracts with these vendors make no such provision. As a result, the primary costs that are expected to be incurred with the Year 2000 plan involve micro-computer hardware replacement and upgrades, operating system upgrades, software replacement and equipment and forms upgrades. These costs, as well as the payroll costs and consulting expenses incurred, will be expensed as incurred.

Based on the Year 2000 plan as currently being executed and the best available information, First Midwest does not anticipate the cost to address the Year 2000 issues will have a material adverse impact on its financial condition, results of operations or liquidity.

FORWARD LOOKING STATEMENTS

The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-Q contain various "forward looking statements" within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents First Midwest's expectations and benefits concerning future events including, but not limited to, the following: the impact of market interest rates and future loan generation efforts and the level of net interest income; cost savings related to the integration of the Heritage merger; the loan loss reserve levels going forward; Management's assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions; dividends to shareholders and the Company's state of readiness, risks plans and costs relative to the Year 2000 issue.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business related risks and uncertainties effecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitations, the following: significant fluctuations in market interest rates and the effect of competition and borrowers' credit needs on the ability to grow the loan portfolio; operational limitations and costs related to changing technologies and their effect on the Company's ability to sustain efficient operations; deviations from the assumptions used to evaluate the appropriate level of the reserve for loan losses; the impact of future earnings performance and capital levels on dividends declared by the Board of Directors; and the steps necessary to address the Year 2000 Issue including ensuring that not only First Midwest's automated systems, but also those of vendors and customers, can become Year 2000 compliant.

Accordingly, results actually achieved may differ materially from expected results in these statements. First Midwest does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At First Midwest's Annual Meeting of Shareholders held on April 14, 1999, the following matter was submitted to vote:

                                                      Number of Shares Voted /(1)/
                                          ------------------------------------------------------
                                                 For            Abstain       % of Votes Cast
                                          ------------------------------------------------------
 Election of four directors:
----------------------------
Vernon A. Brunner ....................       24,256,239         108,975            99.6%
O. Ralph Edwards  ....................       24,255,849         109,365            99.6%
Thomas M. Garvin  ....................       24,255,347         109,867            99.5%
John M. O'Meara   ....................       24,224,521         140,693            99.4%

 /(1)/ Represents 84% of shares outstanding.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits - See Exhibit Index appearing on page 18.

  (b) Form 8-K:

          On February 19, 1999 First Midwest filed a report on Form 8-K to announce the Company's intention to repurchase up to 2,000,000 shares of its common stock outstanding.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             First Midwest Bancorp, Inc.
                                      ------------------------------------------


                                         /s/ DONALD J. SWISTOWICZ
                                      ------------------------------------------
Date: May 12, 1999                           Donald J. Swistowicz
                                           Executive Vice President*

* Duly authorized to sign on behalf of the Registrant.




                                 EXHIBIT INDEX

Exhibit                                                     Sequential
Number      Description of Documents                        Page Number
------      ------------------------                        -----------
  27        Financial Data Schedule                              19