Form 10-Q
period 1999-06-30
FIRST MIDWEST BANCORP INC
filed 1999-08-12
CIK 702325

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarter ended
    June 30, 1999, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ________________ to _________________

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 11,1999, 27,771,014 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.


                     Exhibit Index is located on page 20.

                          FIRST MIDWEST BANCORP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION                                      Page
                                                                   ----
  Item 1. Financial Statements

     Consolidated Statements of Condition...................        3

     Consolidated Statements of Income......................        4

     Consolidated Statements of Cash Flows..................        5

     Notes to Consolidated Financial Statements.............        6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....        9

Part II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..................       19

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CONDITION
                            (Amounts in thousands)

                                                                               June 30,              December 31,
                                                                              1999 /(1)/                1998
                                                                          -----------------       ----------------
ASSETS
     Cash and due from banks..........................................         $  180,892              $   156,524
     Federal funds sold and other short term investments..............              5,275                       12
     Mortgages held for sale..........................................             35,073                   75,235
     Securities available for sale, at market value...................          1,846,653                1,979,115
     Securities held to maturity, at amortized cost...................             48,454                   48,964
     Loans............................................................          2,768,412                2,664,417
     Reserve for loan losses..........................................            (42,615)                 (43,290)
                                                                          ---------------         ----------------
     Net loans........................................................          2,725,797                2,621,127


     Premises, furniture and equipment................................             78,121                   78,168
     Accrued interest receivable......................................             33,575                   36,362
     Investment in corporate owned life insurance.....................            102,687                  100,135
     Other assets.....................................................            111,314                   97,245
                                                                          ---------------         ----------------
     Total assets.....................................................         $5,167,841              $ 5,192,887
                                                                          ===============         ================

Liabilities
     Demand deposits..................................................            702,681              $   695,484
     Savings deposits.................................................            519,616                  529,322
     NOW accounts.....................................................            441,679                  452,028
     Money market deposits............................................            469,407                  516,512
     Time deposits....................................................          1,904,043                1,857,105
                                                                          ---------------         ----------------
     Total deposits...................................................          4,037,426                4,050,451


     Short-term borrowings............................................            672,038                  623,899
     Accrued interest payable.........................................             12,773                   17,245
     Other liabilities................................................             40,806                   48,394
                                                                          ---------------         ----------------
     Total liabilities................................................          4,763,043                4,739,989
                                                                          ---------------         ----------------

Stockholders' equity
     Preferred stock, no par value: 1,000 shares authorized,
       none issued....................................................                ---                      ---
     Common stock, $.01 par value: 60,000 shares authorized;
       30,364 shares issued at June 30,1999 and December 31,
       1998; 28,206 and 29,032 outstanding at June 30, 1999
       and December 31, 1998, respectively............................                282                      290
     Additional paid-in capital.......................................             83,696                   86,054
     Retained earnings................................................            420,629                  399,446
     Accumulated other comprehensive income...........................            (25,182)                   9,875
     Treasury stock, at cost: 2,158 and 1,332 shares at June 30,
       1999 and December 31, 1998, respectively.......................            (74,627)                 (42,767)
                                                                          ---------------         ----------------
     Total stockholders' equity.......................................            404,798                  452,898
                                                                          ---------------         ----------------

     Total liabilities and stockholders' equity.......................         $5,167,841              $ 5,192,887
                                                                          ===============         ================


----------------------------------------------
See notes to consolidated financial statements.
/(1)/ Unaudited

                          FIRST MIDWEST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)

                                                                      Quarters ended               Six months ended
                                                                      June 30, /(1)/                June 30, /(1)/
                                                                  ------------------------       ------------------
Interest Income                                                     1999         1998            1999          1998
                                                                  --------       -------         -----         -----
Loans.....................................................           $57,082      $65,998        $112,943     $132,869
Securities available for sale.............................            28,427       20,761          58,257       42,775
Securities held to maturity...............................               719        1,829           1,411        3,641
Funds sold and other short-term investments...............               974        2,053           2,020        3,212
                                                                  ----------   ----------        --------     --------
     Total interest income................................            87,202       90,641         174,631      182,497
                                                                  ----------   ----------        --------     --------

Interest Expense
Deposits..................................................            31,141       36,483          63,235       72,498
Short-term borrowings.....................................             7,409        7,959          14,982       14,791
                                                                  ----------   ----------        --------     --------
     Total interest expense                                           38,550       44,442          78,217       87,289
                                                                  ----------   ----------        --------     --------

      Net interest income.................................            48,652       46,199          96,414       95,208

Provision for Loan Losses.................................             1,205          867           2,492        2,135
                                                                  ----------   ----------        --------     --------

  Net interest income after provision for loan losses.....            47,447       45,332          93,922       93,073
                                                                  ----------   ----------        --------     --------

Noninterest Income
Service charges on deposit accounts.......................             4,536        4,202           8,646        8,295
Trust and investment management fees income...............             2,482        2,383           5,050        4,767
Other service charges, commissions and fees...............             2,841        2,692           5,274        5,088
Mortgage banking revenues.................................             1,477        1,826           3,779        3,514
Security gains, net.......................................                68          161              67          474
Corporate owned life insurance income.....................             1,293          819           2,552        1,304
Other income..............................................             1,806        1,614           3,386        2,798
                                                                  ----------      -------        --------     --------
     Total noninterest income                                         14,503       13,697          28,754       26,240
                                                                  ----------      -------        --------     --------

Noninterest Expense
Salaries and wages........................................            15,948       15,865          31,992       31,432
Retirement and other employee benefits....................             3,781        3,794           7,566        7,735
Occupancy expense of premises.............................             3,208        3,074           6,886        6,019
Equipment expense.........................................             2,068        2,131           4,281        4,276
Computer processing expense...............................             2,571        2,727           4,745        5,202
Advertising and promotions................................             1,069        1,214           2,130        2,485
Professional services.....................................             2,240        2,131           4,047        3,962
Other expenses............................................             6,897        4,593          13,611       11,027
                                                                  ----------      -------        --------     --------
     Total noninterest expense                                        37,782       35,529          75,258       72,138
                                                                  ----------      -------        --------     --------

Income before income tax expense..........................            24,168       23,500          47,418       47,175
Income tax expense........................................             6,284        6,965          12,643       14,448
                                                                  ----------      -------        --------     --------
     Net Income...........................................           $17,884      $16,535        $ 34,775       32,727
                                                                  ==========      =======        ========     ========

Per Share Data
     Basic Earnings per share.............................           $  0.63      $  0.56        $   1.22     $   1.11
     Diluted Earnings per share...........................           $  0.63      $  0.55        $   1.21     $   1.09

      Cash dividends declared per share...................           $ 0.240      $ 0.225        $  0.480        0.450

      Weighted average shares outstanding.................            28,251       29,709          28,571       29,560
     Weighted average diluted shares outstanding..........            28,474       30,112          28,790       30,078
                                                                  ==========      =======        ========     ========

____________________________________
See notes to consolidated financial statements.
/(1)/ Unaudited

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                         Six months ended
                                                                                            June 30,/ (1)/
                                                                                      -------------------------
                                                                                         1999           1998
                                                                                      -------------------------
Operating Activities
   Net income                                                                             $  34,775   $    32,727
   Adjustments to reconcile net income to net cash provided by operating activities:...............................................................
   Provision for loan losses..................................................                2,492         2,135
   Depreciation and amortization..............................................                4,508         4,509
   Net amortization of premium on securities..................................                1,604         5,780
   Net (gains) on sales of securities.........................................                  (67)         (474)
   Net (gains) on sales of premises, furniture and equipment..................                 (381)          (57)
   Net increase (decrease) in deferred income taxes...........................               (2,357)        3,819
   Net amortization of purchase accounting adjustments, goodwill, and other intangibles..................................................
   Changes in operating assets and liabilities:
     Originations and purchases of mortgage loans held for sale...............             (289,119)     (131,708)
     Proceeds from sales of mortgage loans held for sale......................              329,281       115,971
     Net decrease in accrued interest receivable..............................                2,787         1,124
     Net decrease (increase) in other assets..................................                3,762        (3,290)
     Net (increase) in corporate owned life insurance.........................               (2,552)      (68,304)
     Net (decrease) in accrued interest payable...............................               (4,472)       (3,043)
     Net (decrease) in other liabilities......................................               (1,214)       (3,174)
     Other, net...............................................................                 (307)         (543)
                                                                                          ----------  -----------
         Net cash provided (used) by operating activities                                    80,303       (41,128)
                                                                                          ---------   -----------

Investing Activities
Securities available for sale:
     Proceeds from maturities, calls and paydowns.............................              356,713       545,198
     Proceeds from sales......................................................              239,617       415,802
     Purchases................................................................             (522,775)   (1,066,246)
Securities held to maturity:..................................................
     Proceeds from maturities, calls and paydowns.............................                4,603         8,324
     Purchases................................................................               (4,205)       (8,070)
Loans made to customers, net of principal collected...........................             (109,226)       20,547
Proceeds from sales of other real estate owned................................                1,434         2,884
Proceeds from sales of premises, furniture and equipment......................                  720           179
Purchases of premises, furniture and equipment................................               (4,848)       (2,841)
                                                                                          ---------   -----------
         Net cash (used) by investing activities                                            (37,967)      (84,223)
                                                                                          ---------   -----------

Financing Activities
Net (decrease) increase in deposit accounts...................................              (13,025)       60,356
Net increase in short-term borrowings.........................................               48,139        84,088
Net (purchases) sales of treasury stock.......................................              (35,114)          788
Cash dividends................................................................              (13,592)      (11,282)
Exercise of stock options.....................................................                  887         1,320
                                                                                          ---------   -----------
          Net cash (used) provided by financing activities....................              (12,705)      135,270
                                                                                          ---------   -----------
          Net increase in cash and cash equivalents...........................               29,631         9,919
          Cash and cash equivalents at beginning of period....................              156,536       200,107
                                                                                          ---------   -----------
          Cash and cash equivalents at end of period..........................            $ 186,167   $   210,026
                                                                                          =========   ===========

Supplemental disclosures:
     Interest paid to depositors and creditors................................            $  82,689   $    90,177
     Income taxes paid........................................................               12,315        12,192
     Non-cash transfers to other real estate owned from loans.................                2,064           841
     Non-cash transfers to securities available for sale from loans...........                  ---        66,627
                                                                                          =========   ===========

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

Previously reported financial statements and other financial disclosures included in this Form 10-Q have been restated to include the July 1, 1998 merger of Heritage Financial Services, Inc., which was accounted for as a pooling-of-interests, for all periods presented. Further disclosures regarding the merger are presented in Note 2 to the consolidated financial statements.

Disclosures about Segments of an Enterprise and Related Information

In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for public companies to report certain financial information about operating segments in interim and annual financial statements. Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The statement also requires public companies to report certain information about their products and services, the geographic areas in which they operate and certain information about their products. FASB No. 131 was effective for financial statements for fiscal years beginning after December 15, 1997. First Midwest's chief operating decision maker evaluates the operations of the Company as one operating segment, commercial banking. Due to the materiality of the commercial banking operation to the Company's consolidated financial condition and results of operations, separate segment disclosures are not required. First Midwest offers the following primary lines of products and services to external customers: deposits, loans, mortgage banking and related services and trust services. Revenues for each of these products and services are disclosed separately in the Consolidated Statements of Income.

New Accounting Pronouncement - FASB No. 133

In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. FASB No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related changes in value of the hedged item in the income statement and requires that the company document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The effective date for FASB No. 133 was delayed by one year pursuant to the issuance of Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133." The revised effective date for FASB No. 133 is for fiscal years beginning after June 15, 2000. FASB No. 133 cannot be applied retroactively; it must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). First Midwest has not yet quantified nor determined the extent to which the Statement will alter its use of certain derivatives in the future and the impact on its financial position or results of operation.

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

In conjunction with the merger, First Midwest recognized a third quarter pre-tax 1998 merger related charge of $16,798 consisting of $16,148 in merger expenses and $650 in provision for loan losses incident to conforming Heritage's credit policies to First Midwest's. The merger expenses, certain of which are nondeductible for income tax purposes, were recorded through the establishment of a reserve, the balance of which was $61 and $1,590 at June 30, 1999 and December 31, 1998, respectively. The June 30, 1999 balance is primarily comprised of anticipated employee severance and related personnel exit costs.

3.  SECURITIES

Securities Available for Sale - The amortized cost and market value of securities available for sale at June 30, 1999 and December 31, 1998 are as follows:

                                                                 Securities Available for Sale
                            ----------------------------------------------------------------------------------------------------
                                               June 30, 1999                                   December 31, 1998
                            ----------------------------------------------------------------------------------------------------
                                            Gross                                            Gross         Gross
                             Amortized   Unrealized  Unrealized    Market     Amortized    Unrealized   Unrealized      Market
                               Cost         Gains      Losses      Value        Cost          Gains        Losses       Value
                            ---------    ----------  ----------  ----------   ----------   ----------   -----------   ----------
U.S. Treasury securities...  $   17,238         $34    $    (1)  $   17,271   $   19,575   $      156   $      ---    $   19,731
U.S. Agency securities.....     271,840         526     (2,642)     269,724      283,920          251          (312)     283,859
Mortgage-backed securities.   1,054,598       2,037    (27,622)   1,029,013    1,258,184        8,172        (8,020)   1,258,336
State and municipal
 securities................     508,842       5,210    (17,098)     496,954      392,633       17,567        (1,644)     408,556
Other securities...........      35,418          23     (1,750)      33,691        8,609           24           ---        8,633
                             ----------  -----------  ---------  -----------  ----------   ----------   -----------   ----------
 Total.....................  $1,887,936  $    7,830   $(49,113)  $1,846,653   $1,962,921   $   26,170   $    (9,976)  $1,979,115
                             ==========  ==========   =========  ===========  ==========   ==========   ===========   ==========

Securities Held to Maturity - The amortized cost and market value of securities held to maturity at June 30, 1999 and December 31, 1998 are as follows:

                                                                  Securities Held to Maturity
                              -----------------------------------------------------------------------------------------------
                                              June 30, 1999                                  December 31, 1998
                              -----------------------------------------------------------------------------------------------
                                           Gross       Gross                                 Gross        Gross
                              Amortized  Unrealized  Unrealized    Market     Amortized    Unrealized   Unrealized    Market
                                 Cost      Gains       Losses      Value        Cost         Gains        Losses      Value
                              ---------  ----------  ----------  ---------   -----------   ----------   ----------   --------
U.S. Treasury securities...   $     674  $        4  $     ---   $     678    $      896   $        3   $      ---   $    899
U.S. Agency securities.....         402         ---         (4)        398           403            2           (1)       404
State and municipal
 securities................      26,041         939        (13)     26,967        26,388         1,825         ---     28,213
Other securities...........      21,337         ---         (4)     21,333        21,277             1         ---     21,278
                              ---------  ----------  ---------   ---------    ----------   -----------   ---------   --------
 Total.....................   $  48,454  $      943  $     (21)  $  49,376    $   48,964   $     1,831   $      (1)  $ 50,794
                              =========  ==========  =========   =========    ==========   ===========   =========   ========

4. LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:

                                                                    June 30,       December 31,
                                                                 ------------------------------
                                                                      1999             1998
                                                                 -------------     ------------
Commercial, industrial and agricultural......................       $  820,985       $  800,353
Real estate - commercial.....................................          787,607          769,514
Real estate - construction...................................          179,068          148,469
Real estate - 1 - 4 family...................................          242,322          257,307
Consumer.....................................................          738,430          688,774
                                                                 -------------     ------------
Total                                                               $2,768,412       $2,664,417
                                                                 =============     ============

5.  RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

Transactions in the reserve for loan losses for the quarters and six months ended June 30, 1999 and 1998 are summarized below:

                                                                 Quarters ended,        Six Months ended,
                                                                     June 30,                June 30,
                                                              --------------------    --------------------
                                                                  1999      1998         1999      1998
                                                              --------------------    --------------------
Balance at beginning of period.............................     $42,974   $45,623      $43,290   $46,965
Provision for loan losses..................................       1,205       867        2,492     2,135
  Loans charged-off........................................      (2,260)   (2,472)      (4,482)   (6,005)
  Recoveries of loans previously charged-off...............         696     1,036        1,315     1,959
                                                              ----------  --------    --------  ----------
         Net loan (charge-offs)/recoveries.................      (1,564)   (1,436)      (3,167)   (4,046)
                                                              ----------  --------    --------  ----------
Balance at end of period...................................     $42,615   $45,054      $42,615   $45,054
                                                              ==========  ========    ========  ==========

Information with respect to impaired loans at June 30, 1999 and 1998 is provided below:

                                                                                             June 30,
                                                                                         -------------------
                                                                                           1999       1998
                                                                                         --------    -------
Recorded Investment in Impaired Loans:
  Recorded investment requiring specific loan loss reserves /(1)/.....................    $ 1,666    $ 6,872
  Recorded investment not requiring specific loan loss reserves.......................     12,856     13,161
                                                                                         --------    -------
      Total recorded investment in impaired loans.....................................    $14,522    $20,033
                                                                                         ========    =======
Specific loan loss reserve related to impaired loans..................................    $ 1,121    $ 2,566
                                                                                         ========    =======

/(1)/ These impaired loans require a specific reserve allocation because the value of the loans are less than the recorded investments in the loans.

For the six months ended June 30, 1999 and 1998, the average recorded investment in impaired loans was approximately $14,414 and $15,975, respectively.

A discussion of the impaired loans criteria, including a definition of impaired loans is included in Note 1 to the 1998 Annual Report on Form 10-K beginning on page 44.

6.  COMPREHENSIVE INCOME

Effective January 1, 1998, First Midwest adopted FASB Statement No. 130, "Reporting Comprehensive Income" ("FASB No. 130"), which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of income and all other revenues, expenses, gains and losses, that, under generally accepted accounting principles, bypass reported net income. FASB No. 130 requires First Midwest's unrealized gains or losses (net of tax) on securities available for sale to be included in other comprehensive income, which, prior to adoption, were reported separately in stockholders' equity.

The components of comprehensive income, net of related taxes, for the quarters and six months ended June 30, 1999 and 1998 are as follows:

                                                              Quarters ended       Six Months ended
                                                                 June 30,               June 30,
                                                            ------------------    ------------------
                                                              1999      1998        1999      1998
                                                            --------   -------    --------   -------
Net income..............................................    $ 17,884   $16,535    $ 34,775   $32,727
Unrealized losses on securities, net
  of reclassification adjustment........................     (29,769)     (579)    (35,057)   (5,820)
                                                            --------   -------    --------   -------
              Comprehensive income......................    $(11,885)  $15,956    $   (282)  $26,907
                                                            ========   =======    ========   =======

 Disclosure of Reclassification Amount:
---------------------------------------
Unrealized holding losses on securities
 arising during the period..............................    $(30,153)  $(1,853)   $(35,812)  $(1,964)
 Less: Reclassification adjustment for
  (gains) losses included in net income.................        (384)   (1,274)       (755)    3,856
                                                            --------   -------    --------   -------
              Net unrealized losses on securities.......    $(29,769)  $  (579)   $(35,057)  $(5,820)
                                                            ========   =======    ========   ========

7.   EARNINGS PER COMMON SHARE

Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended June 30, 1999 and 1998.

                                                                 Quarters ended             Six months ended
                                                                    June 30,                     June 30,
                                                               ------------------         ---------------------
                                                                 1999      1998             1999        1998
                                                               --------  --------         --------    ---------
Net Income.................................................     $17,884   $16,535          $34,775      $32,727
                                                               ========  ========         ========    =========

Average common shares outstanding..........................      28,251    29,709           28,571       29,560
Dilutive effect of employee stock options..................         223       403              219          488
                                                               --------  --------         --------    ---------
Average diluted common shares outstanding..................      28,474    30,112           28,790       30,078
                                                               ========  ========         ========    =========

Earnings per share:
    Basic..................................................     $  0.63   $  0.56          $  1.22      $  1.11
    Diluted................................................     $  0.63   $  0.55          $  1.21      $  1.09

8.  CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business at June 30, 1999. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarters and six months ended June 30, 1999 as compared to the same periods in 1998. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as First Midwest's 1998 Annual Report on Form 10-K. Results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the full year of 1999. The consolidated financial statements and financial information for all previously reported periods presented herein have been restated to include First Midwest's July 1, 1998 merger with Heritage which was accounted for as a pooling-of-interests. All financial information is presented in thousands, except per share data.

                            Summary of Performance

Net income for the second quarter increased to $17,884 or $.63 per share from last year's second quarter of $16,535 or $.55 per share representing an increase of 15% on a per share basis. Net income for the six months ended June 30, 1999 totaled $34,775, or $1.21 per share as compared to $32,727 and $1.09 for the same period in 1998, for an increase of 11% on a per share basis.

Return on average assets was 1.40% for the second quarter of 1999 as compared to 1.31% for the same quarter in 1998. Return on average assets was 1.37% for the six months ended June 30, 1999 as compared to 1.32% for the same period in 1998.

Return on average stockholders' equity was 16.85% for the second quarter of 1999, as compared to 14.17% for the same 1998 quarter. Return on average stockholders' equity was 16.06% for the six months ended June 30, 1999 as compared to 14.21% for the same period of 1998.

                              Net Interest Income

Net interest income on a tax equivalent basis totaled $52,110 for the second quarter of 1999, representing an increase of $3,298 or 6.7% over the year-ago quarter totaling $48,812. As shown in the Volume/Rate Analysis on page 11, the increase in net interest income is attributable to lower interest income of $2,595 net of lower interest expense of $5,893. Net interest margin for the second quarter of 1999 increased to 4.42% as compared to 4.17% for the same
period in 1998.   The increase in net interest margin is primarily due to a
reduction in rates paid during the 1999 period. Also contributing to the improvement was a lower level of high yielding loans offset in part by higher volumes in the securities available for sale portfolio, and these factors are discussed below.

As shown on the Volume/Rate Analysis, $8,894 of the reduction in net interest income is due to both lower volumes and, to a lesser extent, lower rates earned on the loan portfolio as compared to the second quarter in 1998. The year-to-year reduction in loan volumes is due to two factors; securitized loans transferred to the securities available for sale portfolio and the planned outplacement of certain higher risk loans. During the latter half of 1998, First Midwest securitized approximately $178 million in 1 - 4 family residential real estate loans and transferred them to the securities available for sale portfolio as a result of the integration of both acquisitions. Additionally, during 1998 First Midwest undertook the planned outplacement of approximately $50 million in higher risk loans from both the First Midwest and Heritage loan portfolios in an effort to improve the risk profile of the consolidated portfolio. These activities, in conjunction with more stringent underwriting standards resulted in a drop of $285 million in average loans in the second quarter of 1999 as compared to the like period in 1998. Competitive conditions resulted in the generally lower pricing of credit in the 1999 period which contributed to the drop in average rates earned on the loan portfolio of 31 basis points to 8.5% in the second quarter of 1999 as compared to 8.81% in the 1998 period. Offsetting the interest income reduction on loans resulting from both lower volume and rate was a corresponding increase in interest income on securities available for sale due to the asset transfer described above.

In an effort to offset the decline in interest income resulting from the conditions outlined above, First Midwest decreased deposit rates during the fourth quarter of 1998 and again during the mid-first quarter of 1999. This reduction in deposit rates, resulted in a reduction of 63 basis points in overall interest paid on interest bearing liabilities during the second quarter of 1999 as compared to the 1998 quarter and offset the drop in total interest income in the second quarter of 1999 as compared to 1998.

For the six month period ended June 30, 1999, net interest margin increased to 4.34% from 4.33% for 1998. The Volume/Rate Analysis for the six months ended June 30, 1999 as compared to the like 1998 period is presented on page 12.

Volume/Rate Analysis

The table below summarizes the changes in average interest-bearing assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended June 30, 1999 and 1998. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                                                    Quarters Ended June 30, 1999 and 1998
                                                ----------------------------------------------------------------------------
                                                                                                   Average Interest
                                                            Average Balances                      Rates Earned/Paid
                                                ----------------------------------------   ---------------------------------
                                                                                                                   Basis
                                                                              Increase/                          Points
                                                   1999           1998       (Decrease)      1999       1998     Inc/(Dec)
                                                -----------    -----------   -----------   --------   --------   ---------
Federal funds sold and other
short-term investments......................    $    21,058    $    83,239   $   (62,181)     4.67%       5.61%      (0.94)%
Mortgages held for sale.....................         39,713         42,217        (2,504)     7.34%       8.21%      (0.87)%
Securities available for sale/(1)/..........      1,914,402      1,455,513       458,889      6.59%       6.13%       0.46%
Securities held to maturity/(1)/............         48,906        134,701       (85,795)     6.94%       7.43%      (0.49)%
Loans, net of unearned discount/(1)/........      2,696,507      2,981,853      (285,346)     8.50%       8.81%      (0.31)%
                                                -----------    -----------   -----------   -------    --------   ---------
Total interest-earning assets/(1)/                4,720,586      4,697,523        23,063      7.68%       7.88%      (0.20)%
                                                ===========    ===========   ===========   =======    ========   =========

Savings deposits............................    $   528,809    $   540,624   $   (11,815)     1.85%       2.60%      (0.75)%
NOW accounts................................        457,750        436,202        21,548      1.72%       2.29%      (0.57)%
Money market deposits.......................        477,347        479,693        (2,346)     3.21%       3.95%      (0.74)%
Time deposits...............................      1,879,165      1,855,457        23,708      4.87%       5.48%      (0.61)%
Short-term borrowings.......................        634,048        601,779        32,269      4.67%       5.25%      (0.58)%
                                                -----------    -----------   -----------   -------    --------   ---------

Total interest-bearing
liabilities.................................    $ 3,977,119    $ 3,913,755   $    63,364      3.88%       4.51%      (0.63)%
                                                ===========    ===========   ===========   =======    ========   =========

Net interest margin/income/(1)/                                                               4.42%       4.17%       0.25 %
                                                                                           =======    ========   =========

                                                --------------------------------------------------------------------------
                                                              Interest                       Increase/(Decrease) in
                                                           Income/Expense                Interest Income/Expense Due to:
                                                --------------------------------------  ----------------------------------
                                                                           Increase
                                                   1999         1998      (Decrease)     Volume       Rate        Total
                                                ----------   ----------   -----------   ----------  ----------  ----------
Federal funds sold and other
short-term investments......................    $      246   $    1,178   $      (932)  $    (756)  $    (176)  $    (932)
Mortgages held for sale.....................           729          874          (145)        (50)        (95)       (145)
Securities available for sale/(1)/..........        31,539       22,491         9,048       7,480       1,568       9,048
Securities held to maturity/(1)/............           849        2,521        (1,672)     (1,502)       (170)     (1,672)
Loans, net of unearned discount/(1)/........        57,297       66,191        (8,894)     (6,146)     (2,748)     (8,894)
                                                ----------   ----------   -----------   ---------   ---------   ---------
Total interest-earning assets/(1)/              $   90,660   $   93,255   $    (2,595)  $    (974)  $  (1,621)  $  (2,595)
                                                ==========   ==========   ===========   =========   =========   =========

Savings deposits............................    $    2,440   $    3,542   $    (1,102)  $     (74)  $  (1,028)  $  (1,102)
NOW accounts................................         1,971        2,517          (546)        134        (680)       (546)
Money market deposits.......................         3,836        4,778          (942)        (24)       (918)       (942)
Time deposits...............................        22,901       25,646        (2,745)        333      (3,078)     (2,745)
Short-term borrowings.......................         7,402        7,960          (558)        469      (1,027)       (558)
                                                ----------   ----------   -----------   ---------   ---------   ---------

Total interest-bearing
liabilities.................................    $   38,550   $   44,443   $    (5,893)  $     838   $  (6,731)  $  (5,893)
                                                ==========   ==========   ===========   =========   =========   =========

Net interest margin/income (1)                  $   52,110   $   48,812   $     3,298   $  (1,812)  $   5,110   $   3,298
                                                ==========   ==========   ===========   =========   =========   =========

/(1)/  Interest income and yields are presented on a tax-equivalent basis.

__________________________________________________________________________________________________________________________

                                                          1999                                            1998
                                                --------------------------       --------------------------------------------------
                                                    2nd           1st                4th           3rd           2nd           1st
                                                -------------  -----------       ------------  ------------  ------------  --------
Net Interest Margin Trend
by Quarter 1999 and 1998..................         4.42%         4.23%              4.02%         4.09%         4.17%         4.48%

Volume/Rate Analysis

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the six months ended June 30, 1999 and 1998. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                                      Six Months Ended June 30, 1999 and 1998
                                      ----------------------------------------  --------------------------------
                                                                                       Average Interest
                                                 Average Balances                      Rates Earned/Paid
                                      ----------------------------------------  --------------------------------
                                                                                                      Basis
                                                                   Increase                          Points
                                         1999          1998       (Decrease)     1999       1998     Inc/(Dec)
                                      -----------   -----------   -----------   --------  ---------  -----------
Federal funds sold and other
short-term investments..............  $    11,899   $    63,856   $   (51,957)     4.99%      5.63%      (0.64)%
Mortgages held for sale.............       49,117        34,976        14,141      7.02%      8.24%      (1.22)%
Securities available for sale /(1)/.    1,932,976     1,410,564       522,412      6.64%      6.53%        0.11%
Securities held to maturity /(1)/...       48,688       133,983       (85,295)     6.93%      7.63%      (0.70)%
Loans, net of unearned
discount /(1)/......................    2,675,456     2,997,323      (321,867)     8.47%      8.97%      (0.50)%
                                      -----------   -----------   -----------   --------  ---------  -----------
Total interest-earning assets /(1)/.  $ 4,718,136   $ 4,640,702   $    77,434      7.68%      8.15%      (0.47)%
                                      ===========   ===========   ===========   ========  =========  ===========

Savings deposits....................  $   530,373   $   541,640   $   (11,267)     1.98%      2.63%      (0.65)%
NOW accounts........................      443,917       416,446        27,471      1.77%      2.32%      (0.55)%
Money market deposits...............      490,945       468,747        22,198      3.32%      3.97%      (0.65)%
Time deposits.......................    1,861,926     1,858,248         3,678      4.93%      5.58%      (0.65)%
Short-term borrowings...............      638,614       563,944        74,670      4.69%      5.29%      (0.60)%
                                      -----------   -----------   -----------   --------  ---------  -----------
Total interest-bearing liabilities..  $ 3,965,775   $ 3,849,025   $   116,750      3.94%      4.57%      (0.63)%
                                      ===========   ===========   ===========   ========  =========  ===========

Net interest margin/income /(1)/....                                               4.34%      4.33%        0.01%
                                                                                ========  =========  ===========

                                      --------------------------------------  ----------------------------------
                                                    Interest                       Increase/(Decrease) in
                                                 Income/Expense                Interest Income/Expense Due to:
                                      --------------------------------------  ----------------------------------

                                                                  Increase
                                         1999         1998       (Decrease)    Volume       Rate        Total
                                      ----------   ----------    ----------   ---------   ----------  ----------
   .................................
Federal funds sold and other
short-term investments..............  $      297   $    1,782    $   (1,485)  $  (1,316)  $     (169) $   (1,485)
Mortgages held for sale.............       1,723        1,430           293         452         (159)        293
Securities available for sale /(1)/.      64,204       45,999        18,205      17,338          867      18,205
Securities held to maturity /(1)/...       1,687        5,070        (3,383)     (2,988)        (395)     (3,383)
Loans, net of unearned
discount /(1)/......................     113,366      133,264       (19,898)    (13,843)      (6,055)    (19,898)
                                      ----------   ----------    ----------     -------   ----------  ----------
Total interest-earning assets /(1)/.  $  181,277   $  187,545    $   (6,268)  $    (357)  $   (5,911) $   (6,268)
                                      ==========   ==========    ==========     =======     ========  ==========

Savings deposits....................  $    5,259   $    7,057    $   (1,798)  $    (142)  $   (1,656) $   (1,798)
NOW accounts........................       3,920        4,784          (864)        348       (1,212)       (864)
Money market deposits...............       8,147        9,224        (1,077)        465       (1,542)     (1,077)
Time deposits.......................      45,917       51,433        (5,516)        102       (5,618)     (5,516)
Short-term borrowings...............      14,974       14,792           182         914         (732)        182
                                      ----------   ----------    ----------   ---------   ----------  ----------
Total interest-bearing liabilities..  $   78,217   $   87,290    $   (9,073)  $   1,687   $  (10,760) $   (9,073)
                                      ==========   ==========    ==========   =========   ==========  ==========

Net interest margin/income /(1)/....  $  103,060   $  100,255    $    2,805   $  (2,044)  $    4,849  $    2,805
                                      ==========   ==========    ==========   =========   ==========  ==========

/(1)/ Interest income and yields are presented on a tax-equivalent basis.

                              Noninterest Income

Noninterest income totaled $14,503 for the quarter ended June 30,1999, as compared to $13,697 for the same period in 1998. Exclusive of net security gains which totaled $68 for the second quarter 1999 as compared to net security gains of $161 for the like period in 1998, noninterest income increased by $899 or 6.6% with most components of noninterest income contributing to the increase.

Service charges on deposit accounts increased 7.9% to $4,536 for the second quarter in 1999 as compared to $4,202 in the same 1998 period. The $334 increase is primarily attributable to service charges on business accounts. Growth in trust business produced $99 in higher trust and investment management fees. Other service charges, commissions and fees increased $149 to $2,841 over the year ago like quarter of $2,692 primarily due to higher other earnings and commissions on official check outsourcing commissions.

Reductions in mortgage banking revenues for the second quarter in 1999 is directly correlated to general mortgage loans rate increases resulting in lower gains on sales of mortgage loans into the secondary market. First Midwest's investment in corporate owned life insurance averaged $101,886 for the second quarter of 1999 compared to $64,926 for the 1998 period generating $1,293 in income for the 1999 quarter, an increase of $475, or 58% as compared to the same 1998 period. A gain of $152 on the sale of a bank owned property was a contributing factor to the 12% increase of other income for the second quarter in 1999.

Noninterest income totaled $28,754 for the six months ended June 30, 1999 as compared to $26,240 for the same period in 1998. Factoring out net security gains totaling $67 for the 1999 six month period as compared to $474 for the 1998 period, noninterest income increased by $2,921, or 11%. The reasons for the increase in noninterest income for the six month period generally followed those described above for the second quarter.

                              Noninterest Expense

Noninterest expense in the 1999 second quarter increased $2,253 or 6.3% compared to the same period in 1998. For the six months ended June 30, 1999, noninterest expense increased $3,120 or 4.3% compared to the same period a year ago. The current quarter increase in noninterest expense is primarily attributable to other operating expenses offset in part by computer processing costs and advertising expense.

Salaries and other employee benefits increased by less than 1/2 of 1% to a combined $19,729 for the second quarter of 1999 from the same period in 1998 for an increase of $70. The majority of the increase is attributable to general merit raises effective January 1999 and incentive payments offset by decreases in pension and profit sharing expenses. The tight control over this largest component of noninterest expense is in large part reflective of the cost savings achieved through the integration of the merger of Heritage during the second half of 1998.

Occupancy expense increased by $134, or 4.3% to $3,208 for the second quarter in 1999 as compared to the like year ago period of $3,074 due to increased janitorial services related to the outsourcing of facilities management. Combined equipment expense and computer processing expense for the 1999 second quarter and six months declined 4.5% and 4.8%, respectively as compared to the same periods a year ago due to reduced depreciation expense resulting from the elimination of duplicate equipment and redundant systems during the integration of the Heritage and McHenry State Bank ("MSB") acquisitions.

Advertising and promotions expense decreased by $145, or 11.9% for the 1999 second quarter and by $355 or 14.3% for the first six months of 1999 as compared to the year ago like periods. Certain costs recorded in 1998 affect the year-to-year comparisons. Such costs are related to the implementation of a new multi media advertising campaign which commenced in 1998, in addition to costs resulting from the February 1998 MSB consolidation into First Midwest Bank, N.A. and the attendant costs related to customer retention and communication.

For the 1999 second quarter and six months, professional services increased 5.1% and 2.1%, respectively as compared to the year ago like periods due to two consultancy fees incurred in the second quarter of 1999 primarily applicable to development of earnings enhancement strategies. Other expenses increased by $2,304 and $2,584 for the 1999 second quarter and six months as compared to the 1998 like periods due to higher freight and express expense, merchant credit card expense and costs applicable to a review of certain branch operations. Additionally, the 1998 second quarter expense was benefitted by a reduction in foreclosed property expense and repossession expense.

The efficiency ratio for the quarter ended June 30, 1999 was 56.04% as compared to the 1998 second quarter ratio of 56.52%, while the efficiency ratio for the six months ended June 30, 1999 was 56.29%, as compared to 56.95% in the same period in 1998. The 1999 six month ratio reflects well-controlled noninterest expenses and the realization of cost benefits from the fourth quarter 1998 Heritage integration.

                              Income Tax Expense

Income tax expense totaled $6,284 for the quarter ended June 30,1999, decreasing from $6,965 for the same period in 1998 and reflects effective income tax rates of 26.0% and 29.6% respectively. Income tax expense totaled $12,643 for the six months ended June 30, 1999 decreasing from $14,448 for the 1998 six month period and reflects effective tax rates of 26.7% and 30.6%, respectively. The decrease in effective tax rate is primarily attributable to increases in federal and state tax exempt income in 1999.

                Nonperforming Assets and 90 Day Past Due Loans

At June 30, 1999, nonperforming assets totaled $20,787 and loans past due 90 days or more and still accruing interest totaled $5,195. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing, as of the close of the last five calendar quarters:

                                                                   1999                                1998
                                                       ---------------------------   ----------------------------------------
 Nonperforming Assets and
 90 Day Past Due Loans                                    June 30       March 31       Dec. 31       Sept. 30       June 30
--------------------------------------------------     ------------   ------------   -----------   -----------    -----------
 Nonaccrual loans.................................     $     18,995   $     18,055   $    20,638   $    22,326    $    23,755
 Renegotiated loans...............................               --             --            --            --            ---
                                                       ------------   ------------   -----------   -----------    -----------
 Total nonperforming loans........................     $     18,995   $     18,055   $    20,638   $    22,326    $    23,755
 Foreclosed real estate...........................            1,792          1,960         1,015         3,357          3,160
                                                       ------------   ------------   -----------   -----------    -----------
  Total nonperforming assets......................     $     20,787   $     20,015   $    21,653   $    25,683    $    26,915
                                                       ============   ============   ===========   ===========    ===========

  % of total loans plus foreclosed real estate                 0.75%          0.75%         0.81%         0.88%          0.91%
                                                       ============   ============   ===========   ===========    ===========

 90 days past due loans accruing interest.........     $      5,195   $      5,005   $     5,342   $    11,044    $     7,408
                                                       ============   ============   ===========   ===========    ===========

Nonaccrual loans, totaling $18,995 at June 30, 1999 are comprised of commercial and agricultural loans (49%), real estate loans (46%) and consumer loans (5%). Foreclosed real estate, totaling $1,792 at June 30, 1999, primarily represents real estate 1-4 family properties.

First Midwest's disclosure with respect to impaired loans is contained in Note 5 to the consolidated financial statements, located on page 8.

                     Provision and Reserve for Loan Losses

Transactions in the reserve for loan losses during the three and six months ended June 30, 1999 and 1998 are summarized in the following table:

                                                               Quarters ended         Six Months ended
                                                                  June 30,                 June 30.
                                                             -------------------     ------------------
                                                               1999        1998        1999       1998
                                                            --------     -------     --------   -------
Balance at beginning period                                  $42,974     $45,623     $43,290    $46,965
     Provision for loan losses..........................       1,205         867       2,492      2,135
     Loans charged off..................................      (2,260)     (2,472)     (4,482)    (6,005)
     Recoveries of loans previously charged-off.........         696       1,036       1,315      1,959
                                                            --------     --------    -------    -------
          Net loan (charge-offs) recoveries.............      (1,564)     (1,436)     (3,167)    (4,046)
                                                            --------     --------    -------    -------
Balance at end of period................................     $42,615     $45,054     $42,615    $45,054
                                                            ========     ========    =======    =======

The provision for loan losses charged to operating expense for the second quarter of 1999 totaled $1,205 as compared to $867 for the same quarter in 1998. The amount of the provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values, and Management's assessment of current and prospective economic conditions. Loan charge-offs, net of recoveries, for the quarter totaled $1,594, or .23% of average loans in 1999 as compared to 1998 loan charge-offs of $1,436 or .19% of average loans in 1998.

First Midwest maintains a reserve for loan losses to absorb losses inherent in the loan portfolio. The appropriate level of the reserve for loan losses is determined by systematically performing a review of the loan portfolio quality as required by First Midwest's credit administration policies. The reserve for loan losses consists of three elements; (i) specific - reserves established for specific loans developed through detailed credit reviews; (ii) general allocated
- reserves based on historical

loan loss experience; and, (iii) general unallocated - reserves based on general economic conditions as well as specific economic factors in the markets in which First Midwest operates.

The specific reserves are based on the detailed analysis of loans over a specified dollar limit as well as loans where the internal credit rating is below a predetermined classification. See Note 5 to the consolidated financial statements for additional discussions on specific impaired loans. The general allocated portion of the reserve is determined statistically using a loss migration analysis that examines loss experience and the related internal rating of loans charged-off. The loss migration analysis is performed quarterly and loss factors are periodically updated based on actual experience. The general unallocated portion considers general economic conditions and involves a higher degree of subjectivity in its determination. This segment of the reserve considers risk factors that may not have manifested themselves in First Midwest's historical loss experience used to determine the allocated component of the reserve. At June 30, 1999 the balance of the general unallocated reserve was $19,647.

The distribution of the loan portfolio is presented in Note 4 to the consolidated financial statement located on page 8. The loan portfolio, consists predominantly of loans originated by First Midwest from its primary markets and generally represents credit extension to multi-relationship customers.

                    Securities Available for Sale Portfolio

Securities which Management believes could be sold prior to maturity in order to manage interest rate risk, prepayment and liquidity risk are classified as securities available for sale and are carried at fair-market value on the consolidated statement of condition. Note 3 to the consolidated financial statements provides an analysis of this portfolio.

Changes in unrealized gains or losses that affect the market value of the portfolio are reported in net of related taxes as accumulated other comprehensive income in the stockholders equity section of the consolidated statement of condition. Note 6 to the consolidated financial statements shows the changes in the accumulated other comprehensive income for the quarters and six months ended June 30, 1999 and 1998.

As shown in Note 3 to the consolidated financial statements, the portfolio had a net unrealized gain as of December 31, 1998 totaling $16,194. During the period between year-end 1998 and June 30, 1999 market interest rates rose by approximately 125 basis points, resulting in a significant negative impact on the market value of the mortgage backed securities and state and municipal securities components of the portfolio. As a result, as of June 30, 1999 the portfolio has a net unrealized loss of $41,283.

The decrease in the market value of the mortgage backed securities results primarily from the general increase in mortgage rates over the first six months of 1999, partially offset by a reduction in mortgage loan prepayments. The duration of the mortgage backed securities component of the portfolio at June 30 was approximately 3.5 years with a tax exempt yield to maturity of 6.8%.

Similarly, the rise in market interest rates also negatively affected the state and municipal securities component of the portfolio which consists of longer term tax exempt securities. As of June 30, the duration of the state and municipal securities portfolio was approximately 6.6 years with a tax exempt yield to maturity of 7.1%.

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

                                                                          As of June 30, 1999
                                                  -----------------------------------------------------------------
                                                    Bank Holding Company                 Subsidiary Bank
                                                  ------------------------     ------------------------------------
                                                                                                             Minimum
                                                                 Minimum                      Minimum          Well-
                                                      First      Required         FMB,        Required      Capitalized
                                                     Midwest       FRB            N.A.           OCC           FDICIA
                                                  -----------  -----------     -----------   ----------     ----------
Tier I capital to risk-based assets............        11.20%      4.00%            8.91%        4.00%            6.00%
Total capital to risk-based assets.............        12.38%      8.00%           10.09%        8.00%           10.00%
Leverage ratio.................................         7.93%      3.00%            6.30%        3.00%            5.00%
                                                  ===========  ===========     ===========   ==========     ==========

                                                                        As of December 31, 1998
                                                  ---------------------------------------------------------------------
                                                    Bank Holding Company                   Subsidiary Bank
                                                  ------------------------    -----------------------------------------
                                                                                                             Minimum
                                                                  Minimum                     Minimum          Well-
                                                      First      Required         FMB,        Required      Capitalized
                                                     Midwest        FRB           N.A.          OCC           FDICIA
                                                  -----------    ---------    ----------     ---------    -------------
Tier I capital to risk-based assets............        12.04%        4.00%        10.02%        4.00%            6.00%
Total capital to risk-based assets.............        13.29%        8.00%        11.27%        8.00%           10.00%
Leverage ratio.................................         8.04%        3.00%         6.64%        3.00%            5.00%
                                                  ===========    =========    ==========     =========    =============

First Midwest's strong earnings and capital position has allowed the Board of Directors to increase the quarterly dividend every year since 1993. The following table summarizes the dividend increases declared during the years 1994 through 1998:

                                Quarterly Rate
               Date               Per Share         % Increase
          -------------         --------------      -----------
          November 1998              $.24                7%
          November 1997              $.23               13%
          November 1996              $.20               18%
          February 1996              $.17               13%
          February 1995              $.15               15%
          February 1994              $.13               13%

On February 17, 1999, the First Midwest Board of Directors authorized the repurchase of up to 2,000 shares of its common stock on the open market or in private transactions. First Midwest repurchased 881 shares during the first six months of 1999.

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

State of Readiness

First Midwest's Year 2000 planning process began in April 1997. At that time, the Chief Information Officer/Executive Vice President of First Midwest Bank, N.A. was appointed the Company's Year 2000 plan coordinator and a steering committee was formed consisting of representatives from the appropriate disciplines across the Company. The Year 2000 steering committee has been meeting regularly since August 1997. A representative of the Company's internal audit function is a participant at the Committee meetings. The Year 2000 plan has been fully documented in a narrative format which outlines the procedures and processes used to achieve compliance. The Year 2000 plan is divided into a number of sections focusing on applications (software, hardware, equipment, forms, etc.), third party vendors, and customer or external agent relationships. In March 1998, a review of the plan was conducted by a consulting firm with expertise in Year 2000 compliance resulting in two recommendations for enhancement to the plan, both of which were implemented. Additionally during 1998 and 1999, the compliance plan and activities of both First Midwest Bank, N.A. and First Midwest Trust Company were formally reviewed quarterly by the OCC, their primary bank regulator. The Year 2000 plan coordinator periodically submits written reports to the Company's Board of Directors relative to Year 2000 plan status and compliance.

To date, First Midwest has completed all renovation, testing and implementation of mission critical applications. A consulting firm with expertise in Year 2000 compliance has been retained to review the testing of Year 2000 mission critical applications; the review commenced in December 1998 and has been substantially completed. A final report of testing results will be rendered in early third quarter 1999.

First Midwest relies on outsourced data processing for core banking applications from two nationally recognized data processing vendors. Both vendors have advised First Midwest that the computer programming language ("code") affected by the Year 2000 Issue has been fully renovated and tested, and was placed in production in October 1998. Year 2000 compliance testing of the mainframe banking applications has been successfully completed. Renovation has been completed on all 565 internal mission critical applications. First Midwest is now fully Year 2000 compliant with all known mission critical applications.

Risks From Year 2000 Issues

The predominant risk associated with the Year 2000 issue for First Midwest rests with the functionality of the mainframe systems. Since First Midwest relies heavily on outsourced processing, the preparedness of the two vendors are of paramount importance. The inability of these vendors to process mainframe information would be detrimental to the Company's ability to process transactions and serve customers. The Company continues to closely monitor the progress of these vendors with regard to their preparedness as stated above. At this time the Year 2000 renovated code is currently functional in the live system and has been tested by both of the primary data processing vendors. Proxy test results have been reviewed and maintained for further assurance of compliance by these two vendors. With regard to other turnkey systems and hardware, First Midwest has renovated and tested 100% of all mission critical systems.

Customers also present potential risk relative to their compliance with Year 2000 within their own organizations. First Midwest has identified critical relationships and has initiated a plan to assess the Year 2000 sufficiency of its customer base. As of this date the identified portfolio of mission critical customer relationships remains at the "low" rating on a scale of high, moderate or low Year 2000 risk. In addition, for any customers rated "high" risk, a follow-up review is conducted every 3 weeks, for "moderate" ratings a follow-up review is conducted every 4 weeks, and for "low" risk customers, a follow up review is conducted every ninety days. Although it is very difficult to assess or quantify the Year 2000 risk level of customer relationships, the percentage of mission critical customers rated "high" approximates 10% at the end of the second quarter of 1999.

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

Contingency Plans

First Midwest, as part of its contingency plan, has identified the core business units and functions of the Company and the associated computer applications pertinent to these core business units and functions. Trigger dates and contingency plans have been identified for each of the mission critical systems applicable to these units and functions, none of which have required execution at this time. Furthermore, First Midwest has identified failure scenarios and has developed information to identify (1) the minimum level of output and services, (2) critical requirements/tools to produce the minimum level of outputs and services and (3) recovery plans for minimum levels of outputs and services. The Year 2000 steering committee is addressing business resumption plans to ensure that the critical components of First Midwest's operations will continue in the event of a failure scenario. This process includes analyzing the critical risk factors and preparing in advance to mitigate such risks. Business resumption contingency plans are complete. Testing of these plans is in process, validated by First Midwest's internal compliance department.

A formal conversion process along with a designated team of internal managers will prepare for the century turn beginning in October 1999 and respond to operational problems and issues that may arise. This readiness process is intended to further mitigate problems and define the support structure to respond to the issues that arise after the century turn. A moratorium on vacations has been initiated the week prior to and following January 1, 2000. In addition, a liquidity plan has been developed to address any short-term increased cash requirements for bank branches. Action will be taken to implement this plan beginning in November, 1999.

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

FORWARD LOOKING STATEMENTS

The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-Q contain various "forward looking statements" within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents First Midwest's expectations and benefits concerning future events including, but not limited to, the following: the impact of market interest rates and future loan generation efforts and the level of net interest income; cost savings related to the integration of the Heritage merger; the loan loss reserve levels going forward; Management's assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions; the effect of market interest rates on the fair market value of the securities available for sale portfolios; dividends to shareholders and the Company's state of readiness, risks plans and costs relative to the Year 2000 issue.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business related risks and uncertainties effecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitations, the following: fluctuations in market interest rates and the effect of competition and borrowers' credit needs on the ability to grow the loan portfolio; operational limitations and costs related to changing technologies and their effect on the Company's ability to sustain efficient operations; deviations from the assumptions used to evaluate the appropriate level of the reserve for loan losses; volatility in interest rates, mortgage prepayments and their resulting effect on the fair market value of the mortgaged backed securities, state and municipal securities and other components of the securities available for sale portfolio; the impact of a diminution in the fair market value of the securities available for sale portfolio on First Midwest's excess capital; the impact of future earnings performance and capital levels on dividends declared by the Board of Directors; and the steps necessary to address the Year 2000 Issue including ensuring that not only First Midwest's automated systems, but also those of vendors and customers, can become Year 2000 compliant.

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

 (a) Exhibits - See Exhibit Index appearing on page 20.

 (b)  Form 8-K:      None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          First Midwest Bancorp, Inc.
                                      ------------------------------------------


                                                  DONALD J. SWISTOWICZ

                                      ------------------------------------------
Date: August 12, 1999                               Donald J. Swistowicz
                                                Executive Vice President *

* Duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX



Exhibit                                                           Sequential
Number       Description of Documents                            Page Number
------       ------------------------                            -----------
                                                                     21

  27         Financial Data Schedule