Form 10-Q
period 1999-09-30
FIRST MIDWEST BANCORP INC
filed 1999-11-12
CIK 702325

================================================================================

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to ______________________

Commission File Number 0-10967

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 9, 1999, 27,364,916 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.


                      Exhibit Index is located on page 23.

                          FIRST MIDWEST BANCORP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS



Part I. FINANCIAL INFORMATION                                               Page
                                                                            ----
     Item 1. Financial Statements

          Consolidated Statements of Condition...............................  3

          Consolidated Statements of Income..................................  4

          Consolidated Statements of Cash Flows..............................  5

          Notes to Consolidated Financial Statements.........................  6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 10


Part II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K................................ 22

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          FIRST MIDWEST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Amounts in thousands)

                                                                          September 30,    December 31,
                                                                              1999(1)          1998
                                                                          -------------    ------------
Assets
     Cash and due from banks..........................................      $  171,772       $  156,524
     Federal funds sold and other short term investments..............           3,562               12
     Mortgages held for sale..........................................          28,295           75,235
     Securities available for sale, at market value...................       2,048,189        1,979,115
     Securities held to maturity, at amortized cost...................          48,986           48,964

     Loans............................................................       2,868,496        2,664,417
     Reserve for loan losses..........................................         (42,598)         (43,290)
                                                                            ----------       ----------
     Net loans........................................................       2,825,898        2,621,127


     Premises, furniture and equipment................................          78,934           78,168
     Accrued interest receivable......................................          44,136           36,362
     Investment in corporate owned life insurance.....................         104,010          100,135
     Other assets.....................................................         113,444           97,245
                                                                            ----------       ----------
     Total assets.....................................................      $5,467,226       $5,192,887
                                                                            ==========       ==========

Liabilities
     Demand deposits..................................................         661,515       $  695,484
     Savings deposits.................................................         492,895          529,322
     NOW accounts.....................................................         461,437          452,028
     Money market deposits............................................         467,168          516,512
     Time deposits....................................................       1,939,216        1,857,105
                                                                            ----------       ----------
     Total deposits...................................................       4,022,231        4,050,451


     Short-term borrowings............................................       1,008,195          623,899
     Accrued interest payable.........................................          19,288           17,245
     Other liabilities................................................          41,201           48,394
                                                                            ----------       ----------
     Total liabilities................................................       5,090,915        4,739,989
                                                                            ----------       ----------

Stockholders' equity
     Preferred stock, no par value: 1,000 shares authorized,
       none issued....................................................            ---              ---
     Common stock, $.01 par value: 60,000 shares authorized;
       30,366 and 30,364 shares issued at September 30, 1999 and
       December 31, 1998, respectfully; 27,577 and 29,032 shares
       outstanding at September 30, 1999 and December 31, 1998,
       respectively...................................................             276              290
     Additional paid-in capital.......................................          83,329           86,054
     Retained earnings................................................         432,000          399,446
     Accumulated other comprehensive (loss) income....................         (39,240)           9,875
     Treasury stock, at cost: 2,789 and 1,332 shares at
       September 30, 1999 and December 31, 1998, respectively.........        (100,054)         (42,767)
                                                                            ----------       ----------
     Total stockholders' equity.......................................         376,311          452,898
                                                                            ----------       ----------

     Total liabilities and stockholders' equity.......................      $5,467,226       $5,192,887
                                                                            ==========       ==========

-------------------------------------------------------
See notes to consolidated financial statements.
(1)  Unaudited

                          FIRST MIDWEST BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)

                                                           Quarters ended        Nine months ended
                                                         September 30,/(1)/     September 30,/(1)/
                                                         -------------------    -------------------
                                                           1999       1998        1999       1998
                                                         --------    -------    --------   --------
Interest Income
Loans.................................................    $59,158    $65,612    $172,101   $198,480
Securities available for sale.........................     30,558     24,196      88,815     70,081
Securities held to maturity...........................        739      1,105       2,150      1,637
Funds sold and other short-term investments...........      1,340      1,807       3,360      5,019
                                                          -------    -------    --------   --------
     Total interest income............................     91,795     92,720     266,426    275,217
                                                          -------    -------    --------   --------

Interest Expense
Deposits..............................................     32,273     37,821      95,508    110,318
Short-term borrowings.................................     11,062      7,957      26,044     22,749
                                                          -------    -------    --------   --------
     Total interest expense...........................     43,335     45,778     121,552    133,067
                                                          -------    -------    --------   --------

      Net interest income.............................     48,460     46,942     144,874    142,150

Provision for Loan Losses.............................      1,784      2,404       4,276      4,539
                                                          -------    -------    --------   --------

  Net interest income after provision for loan losses.     46,676     44,538     140,598    137,611
                                                          -------    -------    --------   --------

Noninterest Income
Service charges on deposit accounts...................      4,904      4,276      13,550     12,571
Trust and investment management fees income...........      2,476      2,158       7,526      6,925
Other service charges, commissions and fees...........      3,513      2,545       8,787      7,632
Mortgage banking revenues.............................        891      2,019       4,670      5,533
Corporate owned life insurance income.................      1,323        935       3,875      2,239
Security (losses) gains, net..........................       (371)       632       (304)      1,106
Other income..........................................      1,604      1,438       4,990      4,237
                                                          -------    -------    --------   --------
     Total noninterest income.........................     14,340     14,003      43,094     40,243
                                                          -------    -------    --------   --------

Noninterest Expense
Salaries and wages....................................     15,896     15,797      47,888     47,229
Retirement and other employee benefits................      3,805      3,257      11,371     10,992
Occupancy expense of premises.........................      3,255      3,017      10,141      9,036
Equipment expense.....................................      2,148      1,874       6,429      6,150
Computer processing expense...........................      2,490      2,442       7,235      7,644
Advertising and promotions............................      1,004      1,170       3,134      3,655
Professional services.................................      2,426      1,891       6,473      5,853
Acquisition charge....................................         --     16,148          --     16,148
Other expenses........................................      6,185      5,821      19,796     16,848
                                                          -------    -------    --------   --------
     Total noninterest expense........................     37,209     51,417     112,467    123,555
                                                          -------    -------    --------   --------

Income before income tax expense......................     23,807      7,124      71,225     54,299
Income tax expense....................................      5,805      2,470      18,448     16,918
                                                          -------    -------    --------   --------
     Net Income.......................................    $18,002    $ 4,654    $ 52,777   $ 37,381
                                                          =======    =======    ========   ========

Per Share Data
     Basic Earnings per share.........................      $0.65      $0.16       $1.86      $1.26
     Diluted Earnings per share.......................      $0.64      $0.16       $1.85      $1.25


     Cash dividends declared per share................     $0.240     $0.225      $0.720     $0.675


     Weighted average shares outstanding..............     27,840     29,536      28,325     29,579
     Weighted average diluted shares outstanding......     28,054     29,840      28,542     30,025
                                                          =======    =======    ========   ========

--------------------------------------------

See notes to consolidated financial statements.
/(1)/ Unaudited

                          FIRST MIDWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                                                Nine months ended
                                                                                                September 30,/(1)/
                                                                                            -------------------------
                                                                                                1999          1998
                                                                                             ---------     ---------
Operating Activities
   Net income.............................................................................   $  52,777   $    37,381
   Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Provision for loan losses..............................................................       4,276         4,539
   Depreciation and amortization..........................................................       6,710         6,547
   Net amortization of premium on securities..............................................       1,368         6,791
   Net losses (gains) on sales of securities..............................................         304        (1,106)
   Net (gains) losses on sales of other real estate owned.................................        (243)          444
   Net (gains) on sales of premises, furniture and equipment..............................        (454)         (394)
   Net (decrease) increase in deferred income taxes.......................................      (2,954)        5,203
   Net amortization of goodwill and other intangibles.....................................       2,341         5,226
   Changes in operating assets and liabilities:
     Originations and purchases of mortgage loans held for sale...........................    (338,305)     (380,651)
     Proceeds from sales of mortgage loans held for sale..................................     385,245       365,166
     Net  (increase) in accrued interest receivable.......................................      (7,774)          (30)
     Net decrease (increase) in other assets..............................................      10,039       (10,479)
     Net (increase) in corporate owned life insurance.....................................      (3,875)      (69,239)
     Net increase (decrease) in accrued interest payable..................................       2,043        (2,698)
     Net (decrease) increase in other liabilities.........................................        (819)       15,714
                                                                                             ---------     ---------
         Net cash provided (used) by operating activities.................................     110,679       (17,587)
                                                                                             ---------     ---------
Investing Activities
Securities available for sale:
     Proceeds from maturities, calls and paydowns.........................................     407,618     1,316,724
     Proceeds from sales..................................................................     363,664       546,581
     Purchases............................................................................    (922,447)   (2,166,485)
Securities held to maturity:
     Proceeds from maturities, calls and paydowns.........................................       4,971         8,992
     Purchases............................................................................      (5,105)       (8,924)
Loans made to customers, net of principal collected.......................................    (213,468)       45,012
Proceeds from sales of other real estate owned............................................       4,150         3,534
Proceeds from sales of premises, furniture and equipment..................................         874           363
Purchases of premises, furniture and equipment............................................      (7,967)       (4,052)
                                                                                             ---------     ---------
          Net cash (used) by investing activities.........................................    (367,710)     (258,255)
                                                                                             ---------     ---------
Financing Activities
Net (decrease) increase in deposit accounts...............................................     (28,220)      111,538
Net increase in short-term borrowings.....................................................     384,296       139,172
Net (purchases) sales of treasury stock...................................................     (61,318)       21,879
Cash dividends............................................................................     (20,221)      (20,567)
Exercise of stock options.................................................................       1,292         2,251
                                                                                             ---------     ---------
          Net cash provided by financing activities.......................................     275,829       254,273
                                                                                             ---------     ---------
          Net increase (decease) in cash and cash equivalents.............................      18,798       (21,569)
          Cash and cash equivalents at beginning of period................................     156,536       200,107
                                                                                             ---------     ---------
          Cash and cash equivalents at end of period......................................   $ 175,334     $ 178,538
                                                                                             =========     =========

Supplemental disclosures:
     Interest paid to depositors and creditors............................................   $ 119,509   $   135,765
     Income taxes paid....................................................................      17,168        13,615
     Non-cash transfers to other real estate owned from loans.............................       4,421         1,527
     Non-cash transfers of securities available for sale from securities held to maturity.         ---        85,519
                                                                                             =========     =========

----------------------------------------------------
See notes to consolidated financial statements.

/(1)/Unaudited

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of First Midwest Bancorp, Inc. ("First Midwest") has been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires Management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In addition, certain reclassifications have been made to the 1998 data to conform to the 1999 presentation. For further information with respect to significant accounting policies followed by First Midwest in the preparation of its consolidated financial statements, refer to First Midwest's Annual Report on Form 10-K for the year ended December 31, 1998.

Disclosures about Segments of an Enterprise and Related Information

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

Accounting for Derivative Instruments and Hedging Activities

In June 1998, FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. FASB No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related changes in value of the hedged item in the income statement and requires that the company document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The effective date for FASB No. 133 was delayed by one year pursuant to the issuance of Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133". The revised effective date for FASB No. 133 is for fiscal years beginning after June 15, 2000. FASB No. 133 cannot be applied retroactively; it must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). First Midwest has not yet quantified nor determined the extent to which the Statement will alter its use of certain derivatives in the future and the impact on its financial position or results of operation.

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

In conjunction with the merger, First Midwest recognized a third quarter pre-tax 1998 merger related charge of $16,798 consisting of $16,148 in merger expenses and $650 in provision for loan losses incident to conforming Heritage's credit policies to First Midwest's. The merger expenses, certain of which are nondeductible for income tax purposes, were recorded through the establishment of a reserve, the balance of which was $62 and $1,590 at September 30, 1999 and December 31, 1998, respectively. The September 30, 1999 balance represents remaining employee severance costs.

3. SECURITIES

Securities Available for Sale - The amortized cost, gross unrealized gains and (losses) before taxes and market value of securities available for sale at September 30, 1999 and December 31, 1998 are as follows:

                                              Securities Available For Sale
                                    -------------------------------------------------
                                                   September 30, 1999
                                    -------------------------------------------------
                                                   Gross        Gross
                                    Amortized    Unrealized   Unrealized     Market
                                       Cost        Gains        Losses       Value
                                    ----------   ----------   ----------   ----------
U.S. Treasury securities.........   $    2,538     $    6     $     ---    $    2,544
U.S. Agency securities...........      638,733        236        (4,281)      634,688
Mortgage-backed securities.......      947,934      1,143       (31,561)      917,516
State and municipal securities...      488,933      1,726       (29,217)      461,442
Other securities.................       34,381         22        (2,404)       31,999
                                    ----------     ------     ---------    ----------
    Total                           $2,112,519     $3,133     $ (67,463)   $2,048,189
                                    ==========     ======     =========    ==========

                                              Securities Available For Sale
                                    -------------------------------------------------
                                                    December 31, 1998
                                    -------------------------------------------------
                                                   Gross        Gross
                                    Amortized    Unrealized   Unrealized     Market
                                       Cost        Gains        Losses       Value
                                    ----------   ----------   ----------   ----------
U.S. Treasury securities.........   $   19,575    $   156      $   ---     $   19,731
U.S. Agency securities...........      283,920        251         (312)       283,859
Mortgage-backed securities.......    1,258,184      8,172       (8,020)     1,258,336
State and municipal securities...      392,633     17,567       (1,644)       408,556
Other securities.................        8,609         24          ---          8,633
                                    ----------    -------      -------     ----------
    Total                           $1,962,921    $26,170      $(9,976)    $1,979,115
                                    ==========    =======      =======     ==========

For additional discussion of the securities available for sale portfolio and the related impact of unrealized gains/(losses) on thereon, see Note 6 to the interim consolidated financial statements and Management's Discussion and Analysis on page 16.

Securities Held to Maturity - The amortized cost, gross unrealized gains and (losses) before taxes and market value of securities held to maturity at September 30, 1999 and December 31, 1998 are as follows:

                                             Securities Held to Maturity
                                    ---------------------------------------------
                                                 September 30, 1999
                                    ---------------------------------------------
                                                  Gross        Gross
                                    Amortized   Unrealized   Unrealized   Market
                                       Cost       Gains        Losses      Value
                                    ---------   ----------   ----------   -------
U.S. Treasury securities.........    $   674       $---         $---      $   674
U.S. Agency securities...........        402        ---          ---          402
State and municipal securities...     26,577        821          (23)      27,375
Other securities.................     21,333        ---          ---       21,333
                                     -------       ----         ----      -------
    Total                            $48,986       $821         $(23)     $49,784
                                     =======       ====         ====      =======

                                             Securities Held to Maturity
                                    ---------------------------------------------
                                                  December 31, 1998
                                    ---------------------------------------------
                                                  Gross        Gross
                                    Amortized   Unrealized   Unrealized   Market
                                       Cost       Gains        Losses      Value
                                    ---------   ----------   ----------   -------
U.S. Treasury securities.........    $   896      $    3        $---      $   899
U.S. Agency securities...........        403           2          (1)         404
State and municipal securities...     26,388       1,825         ---       28,213
Other securities.................     21,277           1         ---       21,278
                                     -------      ------        ----      -------
    Total                            $48,964      $1,831        $ (1)     $50,794
                                     =======      ======        ====      =======



4. LOANS

The following table provides the book value of loans, by major classification, as of the dates indicated:

                                          September 30,   December 31,
                                          -------------   ------------
                                               1999           1998
                                          -------------   ------------
Commercial, industrial and agricultural    $  807,359      $  800,353
Real estate - commercial                      812,308         769,514
Real estate - construction                    180,120         148,469
Real estate - 1-4 family                      245,134         257,307
Consumer                                      823,575         688,774
                                           ----------      ----------
    Total                                  $2,868,496      $2,664,417
                                           ==========      ==========

5.  RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

Transactions in the reserve for loan losses for the quarters and nine months ended September 30, 1999 and 1998 are summarized below:

                                       Quarters ended,           Nine Months ended,
                                        September 30,               September 30,
                                     --------------------       ---------------------
                                      1999         1998          1999          1998
                                     -------      -------       -------      --------

Balance at beginning of period...... $42,615      $45,054       $43,290       $46,965
Provision for loan losses...........   1,784        2,404         4,276         4,539
     Loans charged-off..............  (2,467)      (3,286)       (6,950)       (9,291)
     Recoveries of loans
          previously charged-off....     666          665         1,982         2,624
                                     -------      -------       -------       -------
          Net loan (charge-offs)....  (1,801)      (2,621)       (4,968)       (6,667)
                                     -------      -------       -------       -------
Balance at end of period...........  $42,598      $44,837       $42,598       $44,837
                                     =======      =======       =======       =======

Information with respect to impaired loans at September 30, 1999 and 1998 is provided below:

                                                                            September 30,
                                                                         --------------------
                                                                           1999        1998
                                                                         --------     -------
Recorded Investment in Impaired Loans:
     Recorded investment requiring specific loan loss reserves /(1)/..    $   348     $ 4,780
     Recorded investment not requiring specific loan loss reserves....     16,859      11,579
                                                                          -------     -------
          Total recorded investment in impaired loans.................    $17,207     $16,359
                                                                          =======     =======

Specific loan loss reserve related to impaired loans..................    $   333     $ 2,726
                                                                          =======     =======

/(1)/ These impaired loans require a specific reserve allocation because the value of the loans are less than the recorded investments in the loans.

For the nine months ended September 30, 1999 and 1998, the average recorded investment in impaired loans was approximately $14,921 and $15,711, respectively.

A discussion of the impaired loan criteria, including a definition of impaired loans, is included in Note 1 to the 1998 Annual Report on Form 10-K beginning on page 6.

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

The components of comprehensive income, net of related taxes, for the quarters and nine months ended September 30, 1999 and 1998 are as follows:

                                                         Quarters ended          Nine Months ended
                                                          September 30,            September 30,
                                                      ---------------------     --------------------
                                                        1999         1998        1999         1998
                                                      --------      -------     -------      -------
Net income..........................................   $18,002      $ 4,654     $52,777      $37,381
Unrealized (losses) gains on securities available
     for sale, net of reclassification adjustment...   (14,058)       6,179     (49,115)         359
                                                      --------      -------     -------      --------
               Comprehensive income.................   $ 3,944      $10,833     $ 3,662      $37,740
                                                      ========      =======     =======      ========

                                                                  Quarters ended             Nine Months ended
                                                                  September 30,                September 30,
                                                               --------------------        ----------------------
                                                                1999         1998            1999          1998
  Disclosure of Reclassification Amount:
  -------------------------------------
  Unrealized holding (losses) gains on securities
     available for sale arising during the period.....         $(14,284)     $6,279        $(49,300)        $715

  Less: Reclassification adjustment for
     (losses) gains on securities available for sale
     included in net income...........................             (226)        100            (185)         356
                                                               ---------     ------        ---------     -------
        Net unrealized (losses) gains on securities
          available for sale..........................         $(14,058)     $6,179        $(49,115)         359
                                                               =========     ======        =========     =======

The change in accumulated other comprehensive income from December 31, 1998 is provided below:

                                                                                                          Accumulated
                                                                                                             Other
                                                                                                         Comprehensive
                                                                                                            Income
                                                                                                         -------------
  Balance as of December 31, 1998......................................................................     $  9,875
  Year to date increase in unrealized gains or (losses) on securities available for sale, net of tax...      (49,115)
                                                                                                         -------------
  Balance as of September 30, 1999.....................................................................     $(39,240)
                                                                                                         =============

For additional discussion of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 3 to the interim consolidated financial statements and Management's Discussion and Analysis on page 16.

7.   EARNINGS PER COMMON SHARE

Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended September 30, 1999 and 1998.

                                                Quarters ended           Nine months ended
                                                September 30,              September 30,
                                             -------------------       -------------------
                                              1999        1998          1999        1998
                                             -------     -------       -------     -------
  Net Income................................ $18,002     $ 4,654       $52,777     $37,381
                                             =======     =======       =======     =======
  Average common shares outstanding.........  27,840      29,536        28,325      29,579
  Dilutive effect of employee stock options.     214         304           217         446
                                             -------     -------       -------     -------
  Average diluted common shares outstanding.  28,054      29,840        28,542      30,025
                                             =======     =======       =======     =======
  Earnings per share:
     Basic.................................. $  0.65     $  0.16       $  1.86     $  1.26
     Diluted................................ $  0.64     $  0.16       $  1.85     $  1.25

8.  CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business at September 30, 1999. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarters and nine months ended September 30, 1999 as compared to the same periods in 1998. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as First Midwest's 1998 Annual Report on Form 10-K. Results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the full year of 1999.

Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is presented in thousands, except per share data.

                            Summary of Performance

Net income for the third quarter ended September 30, 1999 increased to $18,002, or $.64 per share, from 1998's third quarter net income before special charges of $17,187, or $.58 per share, representing a 10.3% increase on a per share basis. The special charges incurred in 1998 were in connection with the Heritage Financial Services, Inc. acquisition consummated on July 1, 1998 and are fully discussed in Note 2 to the consolidated financial statements. Net income for the nine months ended September 30, 1999 totaled $52,777, or $1.85 per share, as compared to last year's net income before special charges of $49,914, or $1.66 per share, for an increase on a per share basis of 11.4%.

Return on average assets was 1.33% for the third quarter of 1999 as compared to 1998's third quarter return on average assets before special charges of 1.32%. Return on average assets was 1.35% for the nine months ended September 30, 1999 as compared to the year ago like period return on average assets before special charges of 1.32%.

Return on average stockholders' equity was 18.33% and 16.77% for the quarter and nine months end September 30, 1999, respectively, as compared to the year ago like periods before special charges of 14.34% and 14.25% for the quarter and nine months ended September 30, 1998, respectively.

                              Net Interest Income

Net interest income on a tax equivalent basis totaled $52,274 for the third quarter of 1999, representing an increase of $2,342, or 4.7%, over the year-ago quarter totaling $49,932. As shown in the Volume/Rate Analysis on page 12, the increase in net interest income is attributable to lower interest income of $101 net of lower interest expense of $2,443. Net interest margin for the third quarter of 1999 increased to 4.21% as compared to 4.17% for the same period in 1998. The increase in net interest margin is primarily due to a reduction in rates paid during the 1999 period. Also contributing to the improvement was a higher volumes in the securities available for sale portfolio. The effect of these factors on net interest income is discussed below.

As shown on the Volume/Rate Analysis, $6,511 of the reduction in net interest income is due to approximately equal lower volumes and lower rates earned on the loan portfolio as compared to the third quarter in 1998. The year-to-year reduction in loan volumes is due to two factors; securitized loans transferred to the securities available for sale portfolio and the planned outplacement of certain higher risk loans. During the fourth quarter of 1998, First Midwest securitized approximately $178 million in 1 - 4 family residential real estate loans and transferred them to the securities available for sale portfolio. Additionally, during 1998 First Midwest undertook the planned outplacement of approximately $50 million in higher risk loans from both the First Midwest and Heritage loan portfolios in an effort to improve the risk profile of the consolidated portfolio. These activities, in conjunction with more stringent underwriting standards resulted in a drop of $152 million in average loans in the third quarter of 1999 as compared to the like period in 1998. Factoring out the securitization and outplacement of loans, the $152,739 reduction in average loans in the third quarter of 1999 as compared to 1998's quarter would have reflected an increase in average loan levels of approximately $75,000, reflecting growth in core lending.

Competitive conditions resulted in the generally lower pricing of credit in the 1999 period which contributed to the drop in average rates earned on the loan portfolio of 44 basis points to 8.49% in the third quarter of 1999 as compared to 8.93% in the 1998 period.

To offset the decline in interest income resulting from the conditions outlined above and in response to a general drop in interest rates in the markets it serves, First Midwest decreased deposit rates during the fourth quarter of 1998 and again during the mid-first quarter of 1999. This reduction in deposit rates, resulted in a reduction of 47 basis points in overall interest paid on interest bearing liabilities during the third quarter of 1999 as compared to the 1998 quarter and offset the drop in total interest income in the third quarter of 1999 as compared to 1998.

Also contributing to the improvement in net interest income during the third quarter of 1999 as compared to 1998 was the investment by First Midwest in a leveraged arbitrage transaction. Early in the third quarter of 1999 First Midwest purchased approximately $200 million in U.S. Agency Securities and financed such purchase with 1 year variable rate financing. As part of the overall transaction, First Midwest also entered into interest rates swaps to fix the financing costs, resulting in a one year matched arbitrage with a locked interest rate spread of approximately 75 basis points. The transaction accounts for most of the increase in the securities available for sale and short term borrowings average balances for the third quarter of 1999 and the relating increases in the interest income and interest expense thereon. Additionally, since this transaction resulted in a higher level of interest earning assets at a narrow interest rate spread, it negatively impacted net interest margin for the third quarter and nine months of 1989 by approximately 14 and 5 basis points, respectively.

For the nine month period ended September 30, 1999, net interest margin increased to 4.31% from 4.27% for 1998. The Volume/Rate Analysis for the nine months ended September 30, 1999 as compared to the like 1998 period is presented on page 13.

Volume/Rate Analysis

The table below summarizes the changes in average interest-bearing assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended September 30, 1999 and 1998. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

                                                                 Quarters Ended September 30, 1999 and 1998
                                        --------------------------------------------------------------------------------------------
                                                                                                    Average Interest
                                                        Average Balances                           Rates Earned/Paid
                                        --------------------------------------------------------------------------------------------
                                                                                                                        Basis
                                                                           Increase/                                   Points
                                           1999             1998          (Decrease)       1999        1998          Inc/(Dec)
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and other
short-term investments...........       $   42,189       $   78,104       $ (35,915)       5.22%        4.47%         0.75%
Mortgages held for sale                     41,804           47,148          (5,344)       7.55%        7.93%        (0.38)%
Securities available for
sale/(1)/........................        2,041,260        1,660,481         380,779        6.67%        6.46%         0.21%
Securities held to
maturity/(1)/....................           47,652           55,118          (7,466)       7.27%        8.79%        (1.52)%
Loans, net of unearned
discount/(1)/....................        2,797,921        2,950,660        (152,739)       8.49%        8.93%        (0.44)%
                                        ----------       ----------       ---------        -----        -----        -------
Total interest-earning
assets/(1)/......................       $4,970,825       $4,791,511       $ 179,315        7.69%        7.99%        (0.30)%
                                        ==========       ==========       =========        =====        =====        =======
Savings deposits.................       $  511,796       $  526,215       $ (14,419)       1.86%        2.66%        (0.80)%
NOW accounts.....................          474,484          448,654          25,830        1.85%        2.40%        (0.55)%
Money market deposits............          466,836          511,504         (44,668)       3.48%        4.04%        (0.56)%
Time deposits....................        1,907,802        1,908,637            (835)       4.96%        5.55%        (0.59)%
Short-term borrowings............          880,079          617,925         262,154        5.03%        5.15%        (0.12)%
                                        ----------       ----------       ---------        -----        -----        -------
Total interest-bearing
liabilities......................       $4,240,997       $4,012,935       $ 228,062        4.09%        4.56%        (0.47)%
                                        ==========       ==========       =========        =====        =====        =======
Net interest margin/
income/(1)/......................                                                          4.21%        4.17%         0.04%
                                                                                           =====        =====        =======




                                                Interest                         Increase/(Decrease) in
                                              Income/Expense                 Interest Income/Expense Due to:
                                         --------------------------------------------------------------------------
                                                                    Increase
                                           1999         1998       (Decrease)      Volume        Rate        Total
                                         --------------------------------------------------------------------------
Federal funds sold and other
short-term investments...........           551      $   872       $  (321)      $  (509)      $   188      $  (321)
Mortgages held for sale                     789          935          (146)         (102)          (44)        (146)
Securities available for
sale/(1)/........................        34,025       26,803         7,222         6,322           900        7,222
Securities held to
maturity/(1)/....................           866        1,211          (345)         (152)         (193)        (345)
Loans, net of unearned
discount/(1)/....................        59,378       65,889        (6,511)       (3,325)       (3,186)      (6,511)
                                        -------      -------       -------       -------       -------      -------
Total interest-earning
assets/(1)/......................       $95,609      $95,710       $  (101)      $ 2,234       $(2,335)     $  (101)
                                        =======      =======       =======       =======       =======      =======
Savings deposits.................       $ 2,381      $ 3,494       $(1,113)      $   (92)      $(1,021)     $(1,113)
NOW accounts.....................         2,193        2,693          (500)          170          (670)        (500)
Money market deposits............         4,056        5,169        (1,113)         (428)         (685)      (1,113)
Time deposits....................        23,643       26,465        (2,822)          (12)       (2,810)      (2,822)
Short-term borrowings............        11,062        7,957         3,105         3,290          (185)       3,105
                                        -------      -------       -------       -------       -------      -------
Total interest-bearing
liabilities......................       $43,335      $45,778       $(2,443)      $ 2,928       $(5,371)     $(2,443)
                                        =======      =======       =======       =======       =======      =======
Net interest margin/
income/(1)/......................       $52,274      $49,932       $ 2,342       $  (694)      $ 3,036      $ 2,342
                                        =======      =======       =======       =======       =======      =======

/(1)/ Interest income and yields are presented on a tax-equivalent basis.

                                    1999                           1998
                           ---------------------       -----------------------------
Net Interest Margin Trend  3/rd/   2/nd/   1/st/       4/th/   3/rd/   2/nd/   1/st/
by Quarter 1999 and 1998.. 4.21%   4.42%   4.23%       4.02%   4.17%   4.17%   4.48%

Volume/Rate Analysis

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the nine months ended September 30, 1999 and 1998. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.


                                                           Nine Months Ended September 30, 1999 and 1998
                                 ---------------------------------------------------------------------------------------------------
                                                                                                Average Interest
                                                Average Balances                               Rates Earned/Paid
                                 ----------------------------------------------      -----------------------------------------------

                                                                                                                    Basis
                                                                    Increase                                        Points
                                     1999             1998         (Decrease)            1999         1998        Inc/(Dec)
                                 -----------     ------------    ------------         --------     --------       ------------------
Federal funds sold and other
 short-term investments........   $   22,107       $   62,229      $ (40,122)            5.11%        5.69%          (0.58)%
Mortgages held for sale........       46,653           39,078          7,575             7.18%        8.07%          (0.89)%
Securities available for
 sale/(1)/.....................    1,969,478        1,491,026        478,452             6.65%        6.51%           0.14%
Securities held to
 maturity/(1)/.................       48,334          116,030        (67,696)            7.04%        7.22%          (0.18)%
Loans, net of unearned
 discount/(1)/.................    2,716,727        2,980,283       (263,556)            8.48%        8.91%          (0.43)%
                                  ----------       ----------      ---------             -----        -----          -------
Total interest-earning
 assets/(1)/...................   $4,803,299       $4,688,646       $114,653             7.69%        8.06%          (0.37)%
                                  ==========       ==========       ========             =====        =====          =======

Savings deposits...............   $  524,113       $  536,444       $(12,331)            1.94%        2.62%          (0.68)%
NOW accounts...................      454,219          427,301         26,918             1.79%        2.33%          (0.54)%
Money market deposits..........      482,820          482,205            615             3.37%        3.98%          (0.61)%
Time deposits..................    1,877,384        1,875,228          2,156             4.94%        5.54%          (0.60)%
Short-term borrowings..........      719,988          577,556        142,432             4.82%        5.25%          (0.43)%
                                  ----------       ----------       --------             -----        -----          -------
Total interest-bearing
 liabilities...................   $4,058,524       $3,898,734       $159,790             3.99%        4.55%          (0.56)%
                                  ==========       ==========       ========             =====        =====          =======

Net interest
 margin/income/(1)/............                                                          4.31%        4.27%           0.04%
                                                                                         =====        =====           =====


                                                           Nine Months Ended September 30, 1999 and 1998
                                 ---------------------------------------------------------------------------------------------------
                                                   Interest                                   Increase/(Decrease) in
                                                Income/Expense                             Interest Income/Expense Due to:
                                 ----------------------------------------------      -----------------------------------------------
                                                                    Increase
                                     1999             1998         (Decrease)           Volume        Rate           Total
                                 --------        ----------      ------------         ---------    ---------      ------------------
Federal funds sold and other
 short-term investments........  $    848          $  2,654         $ (1,806)         $ (1,562)    $   (244)        $ (1,806)
Mortgages held for sale........     2,512             2,365              147               339         (192)             147
Securities available for
 sale/(1)/.....................    98,229            72,804           25,425            23,832        1,593           25,425
Securities held to
 maturity/(1)/.................     2,553             6,280           (3,727)           (3,579)        (148)          (3,727)
Loans, net of unearned
 discount/(1)/.................   172,744           199,151          (26,407)          (17,061)      (9,346)         (26,407)
                                 --------          --------         --------          --------      -------         --------
Total interest-earning
 assets/(1)/...................  $276,886          $283,254         $ (6,368)         $  1,969     $ (8,337)        $ (6,368)
                                 ========          ========         ========          ========      =======         ========

Savings deposits...............  $  7,640          $ 10,551         $ (2,911)         $   (236)    $ (2,675)        $ (2,911)
NOW accounts...................     6,113             7,477           (1,364)              515       (1,879)          (1,364)
Money market deposits..........    12,195            14,393           (2,198)               17       (2,215)          (2,198)
Time deposits..................    69,560            77,897           (8,337)               90       (8,427)          (8,337)
Short-term borrowings..........    26,044            22,749            3,295             4,925       (1,630)           3,295
                                 --------          --------         --------          --------     --------         --------
Total interest-bearing
 liabilities...................  $121,552          $133,067         $(11,515)         $  5,311     $(16,826)        $(11,515)
                                 ========          ========         ========          ========     ========         ========

Net interest
 margin/income/(1)/............  $155,334          $150,187         $  5,147          $ (3,342)    $  8,489         $  5,147
                                 ========          ========         ========          ========     ========         ========


/(1)/Interest income and yields are presented on a tax-equivalent basis.

                               Noninterest Income

Noninterest income totaled $14,340 for the quarter ended September 30,1999, as compared to $14,003 for the same period in 1998. Exclusive of net security (losses) which totaled ($371) for the third quarter 1999 as compared to net security gains of $632 for the like period in 1998, noninterest income increased by 1,340, or 10.0%, with all major components of noninterest income excluding mortgage banking revenues contributing to the increase.

Service charges on deposit accounts increased 14.7% to $4,904 in the third quarter in 1999 as compared to $4,276 in the same 1998 period. The $628 increase is primarily attributable to NSF fees and service charges on business accounts. Growth in trust business produced $318 in higher trust and investment management fees in the 1999 quarter as compared to 1998. Other service charges, commissions and fees increased $968 to $3,513 over the year ago like quarter of $2,545 primarily due to higher other earnings and commissions on official check outsourcing commissions, debit card fee income and check printing fees.

The decline in mortgage banking revenues for the third quarter in 1999 is directly related to general mortgage loans rate increases resulting in lower refinancing volumes and lower gains on sales of mortgage loans into the secondary market. First Midwest's investment in corporate owned life insurance averaged $103,151 for the third quarter of 1999 as compared to $68,778 for the 1998 like period generating $1,323 in income for the 1999 quarter for an increase of $388, or 41.5%, as compared to the same 1998 period. Other income increased $166, or 11.5%, for the 1999 quarter as compared to the 1998 third quarter due to increased ATM income.

Noninterest income totaled $43,094 for the nine months ended September 30, 1999 as compared to $40,243 for the same period in 1998. Factoring out net security (losses) gains totaling ($304) for the 1999 nine month period as compared to $1,106 for the like 1998 period, noninterest income increased by $4,261, or 10.9%. The reasons for the increase in noninterest income for the nine month period generally followed those described above for the third quarter.

                              Noninterest Expense

Exclusive of the $16,148 acquisition charge recorded in the 1998 third quarter in connection with the acquisition of Heritage Financial Services, Inc. as fully discussed in Note 2 to the consolidated financial statements, noninterest expense totaled $37,209 for the quarter ended September 30, 1999 as compared to the year ago like period of $35,269 for an increase of $1,940 or 5.5%.

For the nine months ended September 30, 1999 and exclusive of the 1998 acquisition charge described above, noninterest expense increased $5,060, or 4.7%, to $112,467 as compared to the same 1998 period of $107,407.

Salaries and wages increased to $15,896 for the third quarter of 1999, up $99 or
 .6% from the same period in 1998. The increase is attributable to merit increases to hourly employees based upon annual evaluations conducted in August. The tight control over this largest component of noninterest expense is in large part reflective of the cost savings achieved through the integration of the merger of Heritage during the second half of 1998.

Retirement and other employee benefits increased by $548 or 16.8% to $3,805 in the third quarter of 1999 from $3,257 in the 1998 period. The increase in 1999 over 1998 relates primarily from certain one-time adjustments made in the 1998 quarter that reduced both pension and profit sharing expense. This expense category averaged approximately $3,900 for the first two quarters of 1998 and has averaged approximately $3,800 for each of the three 1999 quarters.

Occupancy expense increased $238, or 7.9%, to $3,255 for the 1999 third quarter as compared to $3.017 in the year ago period due to increased real estate taxes and janitorial services related to the outsourcing of facilities management. Combined equipment expense and computer processing expense for the 1999 third quarter and nine months increased 14.6% and 2.0%, respectively, as compared to the same periods a year ago. The third quarter increase is primarily attributable to higher equipment maintenance contracts and software maintenance expense.

Advertising and promotions expense decreased by $166, or 14.2%, for the 1999 third quarter and by $521, or 14.3%, for the nine months ending September 30, 1999 as compared to the year ago like periods. Certain one time costs recorded in 1998 affect the year-to-year comparisons. Such costs are related to the implementation of a new multi media advertising campaign which commenced in 1998, in addition to costs resulting from the 1998 McHenry State Bank consolidation into First Midwest Bank, N.A. and the attendant costs related to customer retention and communication.

For the 1999 third quarter and nine months, professional services increased 28.3% and 10.6%, respectively, as compared to the 1998 like periods largely due to loan related costs associated with a third quarter home equity loan promotion and consultancy fees applicable to outsourced trust record keeping services. Other expenses increased $364, or 6.3%, and $2,948, or 17.5%, for the 1999 third quarter and nine months as compared to the 1998 like periods. The nine months increase is due to higher freight and express expense, merchant credit card expense and costs applicable to a review of certain branch operations.

The efficiency ratio for the quarter ended September 30, 1999 was 54.6% as compared to the 1998 third quarter ratio of 60.8%, exclusive of the acquisition charge. The efficiency ratio for the nine months ended September 30, 1999 was 55.7%, as compared to 58.2% exclusive of the acquisition charge for the same 1998 period. The 1999 quarter and nine month ratios reflect well-controlled noninterest expenses and the realization of cost benefits from the fourth quarter 1998 Heritage integration.

                              Income Tax Expense

Income tax expense totaled $5,805 for the quarter ended September 30, 1999, increasing from $2,470 for the same period in 1998 and reflects effective income tax rates of 24.4% and 34.7%, respectively. Income tax expense totaled $18,448 for the nine months ended September 30, 1999 increasing from $16,918 for the 1998 nine month period and reflects effective tax rates of 25.9% and 31.2%, respectively. The decrease in effective tax rate is primarily attributable to increases in federal and state tax exempt income in 1999. Certain acquisition related expenses recorded during the third quarter of 1998 were not deductible for income tax purpose and factoring out the acquisition related charge from the third quarter and nine months of 1998, the effective tax rate would have been 27.8% and 29.7%, respectively.

                 Nonperforming Assets and 90 Day Past Due Loans

At September 30, 1999, nonperforming assets totaled $22,434 and loans past due 90 days or more and still accruing interest totaled $4,998. The following table summarizes nonperforming assets and loans past due 90 days or more and still accruing, as of the close of the last five calendar quarters:

                                                            1999                         1998
                                               --------------------------------  --------------------
Nonperforming Assets and
90 Day Past Due Loans                          Sept. 30,   June 30    March 31,   Dec. 31   Sept. 30,
----------------------------------------       ---------   -------    ---------  --------   ---------
Nonaccrual loans........................        $20,905    $18,995     $18,055    $20,638     $22,326
Renegotiated loans......................            --         --          --         --          --
                                                -------    -------     -------    -------     -------
Total nonperforming loans...............        $20,905    $18,995     $18,055    $20,638     $22,326
Foreclosed real estate..................          1,529      1,792       1,960      1,015       3,357
                                                -------    -------     -------    -------     -------
  Total nonperforming assets............        $22,434    $20,787     $20,015    $21,653     $25,683
                                                =======    =======     =======    =======     =======
  % of total loans plus foreclosed real
  estate................................          0.78%      0.75%       0.75%      0.77%       0.88%
                                                =======    =======     =======    =======     =======
90 days past due loans accruing interest        $ 4,998    $ 5,195     $ 5,005    $ 5,342     $11,044
                                                =======    =======     =======    =======     =======

Nonaccrual loans, totaling $20,905 at September 30, 1999 are comprised of commercial and agricultural loans (35%), real estate loans (61%) and consumer loans (4%). Foreclosed real estate, totaling $1,529 at September 30, 1999, primarily represents real estate 1-4 family properties.

First Midwest's disclosure with respect to impaired loans is contained in
Note 5 to the interim consolidated financial statements, located on page 8.

                     Provision and Reserve for Loan Losses

Transactions in the reserve for loan losses during the three and nine months ended September 30, 1999 and 1998 are summarized in the following table:

                                                     Quarters ended           Nine Months ended
                                                     September 30,              September 30,
                                                 -----------------------     --------------------
                                                     1999        1998         1999        1998
                                                 ---------    ----------     -------    -------
Balance at beginning period....................    $42,615     $45,054       $43,290      $46,965
 Provision for loan losses.....................      1,784       2,404         4,276        4,539
 Loans charged off.............................     (2,467)     (3,286)       (6,950)      (9,291)
 Recoveries of loans previously charged-off....        666         665         1,982        2,624
                                                   -------     -------       -------      -------
   Net loan (charge-offs)......................     (1,801)     (2,621)       (4,968)      (6,667)
                                                   -------      ------        ------      -------
Balance at end of period.......................    $42,598     $44,837       $42,598      $44,837
                                                   =======     =======       =======      =======

The provision for loan losses charged to operating expense for the third quarter of 1999 totaled $1,784 as compared to $2,404 for the same quarter in 1998. The amount of the provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values, and Management's assessment of current and prospective economic conditions. Loan charge-offs, net of recoveries, for the quarter totaled $1,801, or .26% of average loans in 1999 as compared to 1998 loan charge-offs of $2,621 or .35% of average loans in 1998.

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

The specific reserves are based on the detailed analysis of loans over a specified dollar limit as well as loans where the internal credit rating is below a predetermined classification. See Note 5 to the interim consolidated financial statements for additional discussions on specific impaired loans. The general allocated portion of the reserve is determined statistically using a loss migration analysis that examines loss experience and the related internal rating of loans charged-off. The loss migration analysis is performed quarterly and loss factors are periodically updated based on actual experience. The general unallocated portion considers general economic conditions and involves a higher degree of subjectivity in its determination. This segment of the reserve considers risk factors that may not have manifested themselves in First Midwest's historical loss experience used to determine the allocated component of the reserve.

The distribution of the loan portfolio is presented in Note 4 to the interim consolidated financial statement located on page 8. The loan portfolio, consists predominantly of loans originated by First Midwest from its primary markets and generally represents credit extension to multi-relationship customers.

                    Securities Available for Sale Portfolio

Securities which Management believes could be sold prior to maturity in order to manage interest rate risk, prepayment and liquidity risk are classified as securities available for sale and are carried at fair-market value on the consolidated statement of condition. Note 3 to the interim consolidated financial statements provides an analysis of this portfolio.

Changes in unrealized gains or losses that affect the market value of the portfolio are reported in stockholders' equity net of related taxes as accumulated other comprehensive income in the consolidated statement of condition. Note 6 to the interim consolidated financial statements shows the changes in the accumulated other comprehensive income for the quarters and nine months ended September 30, 1999 and 1998.

As shown in Note 3 to the consolidated financial statements, the portfolio had a net unrealized gain as of December 31, 1998 totaling $16,194. During the period between year-end 1998 and September 30, 1999 market interest rates rose by approximately 150 basis points, resulting in a negative impact on the market value of the mortgage backed securities and state and municipal securities components of the portfolio. As a result, as of September 30, 1999 the portfolio has a net unrealized loss of $64,330.

The decrease in the market value of the mortgage backed securities results primarily from the general increase in mortgage rates over the first nine months of 1999, partially offset by a reduction in mortgage loan prepayments. The duration of the mortgage backed securities component of the portfolio at September 30 was approximately 4.3 years with a tax equivalent yield to maturity of 6.8%.

Similarly, the rise in market interest rates also negatively affected the state and municipal securities component of the portfolio which consists of longer term tax exempt securities. As of September 30, 1999 the duration of the state and municipal securities portfolio was approximately 7 years with a tax equivalent yield to maturity of 7.1%.

As of September 30, 1999 the securities available for sale portfolio, totaling $2,048,189, had a duration of 4.2 years and a tax equivalent yield to maturity of 6.7%.

                                    Capital

Capital Measurements

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

                                                              As of September 30, 1999
                                           ---------------------------------------------------------------
                                           Bank Holding Company               Subsidiary Bank
                                           --------------------     --------------------------------------
                                                                                                 Minimum
                                                       Minimum                    Minimum         Well-
                                            First      Required                   Required     Capitalized
                                           Midwest       FRB        FMB, N.A.       OCC          FDICIA
                                           -------     --------     ---------     --------     -----------
Tier I capital to risk-based assets.....    10.35%       4.00%         8.94%        4.00%          6.00%
Total capital to risk-based assets......    11.48%       8.00%        10.07%        8.00%         10.00%
Leverage ratio..........................     7.30%       3.00%         6.30%        3.00%          5.00%
                                            =====        ====         =====         ====          =====

                                                               As of December 31, 1998
                                           ---------------------------------------------------------------
                                           Bank Holding Company               Subsidiary Bank
                                           --------------------     --------------------------------------
                                                                                                 Minimum
                                                       Minimum                    Minimum         Well-
                                            First      Required                   Required     Capitalized
                                           Midwest       FRB        FMB, N.A.       OCC          FDICIA
                                           -------     --------     ---------     --------     -----------
Tier I capital to risk-based assets...      12.04%       4.00%        10.02%        4.00%          6.00%
Total capital to risk-based assets....      13.29%       8.00%        11.27%        8.00%         10.00%
Leverage ratio........................       8.04%       3.00%         6.64%        3.00%          5.00%
                                            =====        ====         =====         ====          =====

Dividends

First Midwest's earnings and capital position has allowed the Board of Directors to increase the quarterly dividend every year since 1993. The following table summarizes the dividend increases declared during the years 1994 through 1998:

                 Quarterly Rate
    Date           Per Share       % Increase
-------------    --------------    ----------
November 1998         $.24              7%
November 1997         $.23             13%
November 1996         $.20             18%
February 1996         $.17             13%
February 1995         $.15             15%
February 1994         $.13             13%

Stock Repurchase - Treasury Stock

On February 17, 1999, the First Midwest Board of Directors authorized the repurchase of up to 2,000 shares of its common stock on the open market or in private transactions. Pursuant to the repurchase authorization, as of September 30, 1999 First Midwest has repurchased 1,557 shares.

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

To date, First Midwest has completed all renovation, testing and implementation of mission critical applications. A consulting firm with expertise in Year 2000 compliance was retained to review the testing of Year 2000 mission critical applications. This review has been completed with a satisfactory assessment. A final report was rendered to the Board of Directors in August, 1999.

First Midwest relies on outsourced data processing for core banking applications from two nationally recognized data processing vendors. Both vendors have advised First Midwest that the computer programming language ("code") affected by the Year 2000 Issue has been fully renovated and tested, and was placed in production in October 1998. Year 2000 compliance testing of the mainframe banking applications has been successfully completed. Renovation and testing has been completed on all internal mission critical applications. First Midwest is now fully Year 2000 compliant with all known mission critical applications.

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

Customers also present potential risk relative to their compliance with Year 2000 within their own organizations. First Midwest has identified critical relationships and has initiated a plan to assess the Year 2000 sufficiency of its customer base. As of this date the identified portfolio of mission critical customer relationships remains at the "low risk" rating on a scale of high, moderate or low Year 2000 risk. In addition, for any customers rated "high" risk, a follow-up review is conducted every 3 weeks, for "moderate" ratings a follow-up review is conducted every 4 weeks, and for "low" risk customers, a follow up review is conducted every ninety days. Although it is very difficult to assess or quantify the Year 2000 risk level of customer relationships, the percentage of mission critical customers rated "high" approximates 12% off the balance in the loan portfolio at the end of the third quarter of 1999.

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

Contingency Plans

First Midwest, as part of its contingency plan, has identified the core business units and functions of the Company and the associated computer applications pertinent to these core business units and functions. Trigger dates and contingency plans have been identified for each of the mission critical systems applicable to these units and functions, none of which have required execution at this time. Furthermore, First Midwest has identified failure scenarios and has developed information to identify (1) the minimum level of output and services, (2) critical requirements/tools to produce the minimum level of outputs and services and (3) recovery plans for minimum levels of outputs and services. The Year 2000 steering committee is addressing business resumption plans to ensure that the critical components of First Midwest's operations will continue in the event of a failure scenario. This process includes analyzing the critical risk factors and preparing in advance to mitigate such risks. Business resumption contingency plans are complete. Testing of these plans is also complete and has been validated by First Midwest's internal compliance department.

A formal conversion process along with a designated team of internal managers is preparing for the century turn and will respond to operational problems and issues that may arise. This readiness process is intended to further mitigate problems and define the support structure to respond to the issues that arise after the century turn. A moratorium on vacations has been initiated the week prior to and following January 1, 2000. In addition, a liquidity plan has been developed to address any short-term increased cash requirements for bank branches. This plan is expected to be implemented at the end of November, 1999.

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

                                          First Midwest Bancorp, Inc.
                                      -------------------------------------


                                              DONALD J. SWISTOWICZ
                                      -------------------------------------
Date:                                         Donald J. Swistowicz
Executive Vice President *
* Duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX


Exhibit                                            Sequential
Number     Description of Documents                Page Number
-------    ------------------------                -----------
27         Financial Data Schedule                     24

99         Independent Accountant's Review Report      26