Form 10-K
period 1999-12-31
FIRST MIDWEST BANCORP INC
filed 2000-03-01
CIK 702325

SECURITIES AND EXCHANGE COMMISSION
FORM 10-K
Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 31, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of February 22, 2000, 41,123,656 shares of common stock of the Registrant were outstanding. The aggregate market value of the shares of common stock held by non-affiliates as of such date was approximately $877,457,243 based on the NASDAQ Stock Market closing price.

Documents incorporated by reference:
Registrant's Proxy Statement for the 2000 Annual Shareholders' Meeting - Parts I and III

                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                    Part I

Item 1.   Business.......................................................     3
Item 2.   Properties.....................................................     9
Item 3.   Legal Proceedings..............................................     9
Item 4.   Submission of Matters to a Vote of Security Holders............     9


                                    Part II

Item 5.   Market for the Registrant's Common Equity and Related
          Shareholder Matters............................................    10
Item 6.   Selected Financial Data........................................    11
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    12
Item 7a.  Qualitative and Quantitative Disclosures about Market Risk.....    36
Item 8.   Financial Statements and Supplementary Data....................    37
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    61


                                   Part III

Item 10.  Directors and Executive Officers of the Registrant.............    61
Item 11.  Executive Compensation.........................................    61
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.....................................................    62
Item 13.  Certain Relationships and Related Transactions.................    62


                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.......................................................    62

                                    PART 1

                               ITEM 1. BUSINESS

First Midwest Bancorp, Inc.

First Midwest Bancorp, Inc. ("First Midwest" or the "Company") is a Delaware corporation that was incorporated in 1982 for the purpose of becoming a multi-bank holding company registered under the Bank Holding Company Act of 1956. On February 28, 1983, the Company received approval from the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to become a bank holding company, and on March 31, 1983, the Company was formed through an exchange of common stock. The Company is Illinois' 3rd largest publicly traded banking company with assets of approximately $5.5 billion at year-end 1999 and is headquartered in the Chicago suburb of Itasca, Illinois. The Company and its Affiliates employed 1,701 full time equivalent employees at December 31, 1999.

The Company has responsibility for the overall conduct, direction and performance of its subsidiaries (the "Affiliates") hereinafter described. The Company provides specialized services to the Affiliates in various areas, establishes Company policies and procedures and serves as a source of strength in providing capital and other resources as needed. Responsibility for the management of the Affiliates rests with their respective Boards of Directors and Officers. There was no material change in the lines of business of the Company or its Affiliates during 1999.

Banking Affiliate - First Midwest Bank, National Association

The Company's banking affiliate is First Midwest Bank, National Association (the "Bank"). At December 31, 1999, the Bank had $5.4 billion in total assets and $4.0 billion in total deposits and operated 73 banking offices.

The Bank is engaged in commercial and retail banking and offers a broad range of lending, depository and related financial services including accepting deposits; commercial and industrial, consumer and real estate lending; collections; safe deposit box operations; and other banking services tailored for individual, commercial and industrial, and governmental customers. The Bank has established an internet website (http://www.firstmidwest.com) providing the public additional information about its products and services. Structurally, the Bank is comprised of two divisions, a sales division in five geographical regions and a support division providing corporate administrative and support services through various functional departments. At year-end 1999, the Bank had 1,522 full time equivalent employees operating in 73 banking offices, primarily in suburban metropolitan Chicago, as further discussed below.

Approximately 85% of the Bank's assets are located in the suburban metropolitan Chicago area. Within the Chicago metropolitan area, the Bank operates in three of the fastest growing counties in Illinois; Lake and McHenry Counties, north and northwest of the City of Chicago, and Will County, southwest of the City. Lake County has both the highest average household income in the State of Illinois and the highest employment rate, with employment estimated to increase by 24% for the period 2000 through 2010. McHenry County, which is adjacent to Lake County on the West, has the third highest average household income and the second highest employment rate, with employment expected to increase by 18% for the same forward period. Will County ranks fourth by each of the same measures, and expects a 17% increase in employment for the same forward period. The Bank has the largest share of bank deposits in the Will County market and the second largest in the Lake and McHenry markets, with an estimated 11% of Lake County, 12% of McHenry County and 24% of Will County.

Another approximate 11% of the Bank's assets are located in the "Quad Cities" area of Western Illinois and Eastern Iowa which includes the Illinois cities of Moline and Rock Island and the Iowa cities of Davenport and Bettendorf. The Quad Cities region has a population of approximately 375,000, employment in excess of 233,000 jobs, and annual retail sales of approximately $3.1 billion. Employment in this market area is projected to increase approximately 15% for the period 2000 through 2010. The Bank has an approximate 6% market share, or the third largest, in the Quad Cities.

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

First Midwest Trust Company, N.A. (the "Trust Company") provides trust and investment management services to its clients, acting as executor, administrator, trustee, agent, and in various other fiduciary capacities. As of December 31, 1999, the Trust Company had approximately $2 billion in assets under management and in nondiscretionary custody accounts, comprised of accounts ranging from small personal investment portfolios to large corporate employee benefit plans.

First Midwest Mortgage Corporation ("FMMC") began operations on January 1, 1994 and was formed as a separate company to consolidate the residential real estate mortgage loan origination, sales and servicing operations conducted by the Bank. Information with respect to the residential real estate mortgage loan operations of FMMC can be found in the "Noninterest Income" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" starting on page 20.

First Midwest Insurance Company operates as a reinsurer of credit life, accident and health insurance sold through the Bank, primarily in conjunction with the consumer lending operations.

Heritage Bank, National Association ("Heritage Bank") provides trust and investment management services to its clients and during 1998 and 1999 operated an insurance agency that offered a broad range of insurance products. Heritage Bank was merged into the Bank on December 31, 1999.

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

     Federal Deposit Insurance Corporation Improvement Act of 1991

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act" or "FDICIA") introduced a comprehensive and fundamentally changed approach to banking supervision, generally subjecting banking institutions to significantly increased regulation and supervision. Some of the provisions contained in the FDIC Improvement Act include the implementation of a risk-related premium system for FDIC-insured deposits, revisions in the process of supervision and examination for depository institutions, and federal deposit insurance reforms. The FDIC Improvement Act has had, and is expected to continue to have, a broad and significant impact on the structure and condition of the banking industry.

     Graham-Leach-Bliley Act of 1999

The enactment of the Graham-Leach-Bliley Act of 1999 (the"GLB Act") repeals sections 20 and 32 of the Banking Act of 1933, allowing new opportunities to be available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. To further this goal, the GLB Act amends section 4 of the Act providing a new regulatory framework for regulation through the financial holding company ("FHC"), which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the FHC's separately regulated subsidiaries will be conducted by their primary functional regulator. Pursuant to the GLB Act, bank holding companies, subsidiary depository institutions thereof and foreign banks electing to qualify as a FHC must be "well managed", "well capitalized" and at least rated satisfactory under the Community Reinvestment Act in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. First Midwest and its Affiliates are also subject to certain state laws that deal with the use and distribution of non-public personal information.

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

The minimum capital ratios established by the guidelines are based on both tier 1 and total capital to total risk-based assets. Total risk-based assets are calculated by assigning each on-balance sheet asset and off-balance sheet item to one of four risk categories depending on the nature of each item. The amount of the items in each category is then multiplied by the risk-weight assigned to that category (0%, 20%, 50% or 100%). Total risk-based assets equals the sum of the resulting amounts. At December 31, 1999, banking institutions were required to maintain a minimum ratio of tier 1 capital to total risk-based assets of 4.0%, with "tier 1 capital" generally defined as stockholders' equity less certain intangible assets. In addition, banking institutions are required to maintain a minimum ratio of total capital to total risk-based assets of 8.0%, with at least 50% of the risk-based capital requirement to be met with tier 1 capital. Total capital is generally defined to include tier 1 capital plus limited levels of the reserve for loan losses.

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

The Company exceeds the minimum required capital guidelines for both risk-based capital ratios and the leverage ratio at December 31, 1999. The Company's capital structure and capital ratios relative to the regulatory guidelines are further detailed in the "Capital Management and Dividends" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on page 24.

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

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums on deposits based upon their level of capital and supervisory evaluation. For 2000, the Bank will pay premium assessments on both its BIF and SAIF insured deposits in order to service the interest on the Financing Corporation ("FICO") bond obligations which were used to finance the cost of "thrift bailouts" in the 1980's. The FICO assessment rates for the first semi-annual period of 2000 were set at $.0212 per $100 of insured deposits each for BIF and SAIF assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment basis for the BIF and SAIF.

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

                              ITEM 2. PROPERTIES

The Affiliates own substantially all of the properties in which their various offices are located. The following table summarizes the Company's properties by location:

Affiliate                          Markets Served                Property Type/Location                       Ownership
---------                          --------------                ----------------------                       ---------
The Company                                                      Administrative office: Itasca, Illinois      Leased

First Midwest Bank,                Cook, Champaign,              Administrative office: Itasca, Illinois      Leased
National Association               DuPage, Grundy,               Seventy-three banking offices located in     Fifty-three
                                   Knox, Lake, LaSalle,          markets served.                              owned/Twenty
                                   Rock Island, Vermillion                                                    leased
                                   and Will Countries,
                                   Illinois; Scott Country,
                                   Iowa

First Midwest Trust                Same markets served by        Main office: Joliet, Illinois                Owned
Company, N.A. and Heritage         the Bank                      Additional Trust offices located in
Bank, N.A.                                                       Danville, Deerfield, Lake Forest,
                                                                 Moline, Morris, Tinley Park, Illinois;
                                                                 Davenport, Iowa.

First Midwest Mortgage             Same markets served by        Main office: Joliet Illinois                 Owned
Corporation                        the Bank                      Additional offices located within each
                                                                 banking office.

In addition to the banking locations listed above, the Bank owns 101 automatic teller machines, some of which are housed within a banking office and some of which are independently located.

                           ITEM 3. LEGAL PROCEEDINGS

There are certain legal proceedings pending against First Midwest and its Affiliates in the ordinary course of business at December 31, 1999. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

               ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS


First Midwest's common stock is traded on the NASDAQ Market System under the symbol "FMBI". Stock price quotations can be found in The Wall Street Journal and other major daily newspapers. As of December 31, 1999, there were 3,320 stockholders of record. The following table sets forth the common stock price, dividends per share and book value per share during each quarter of 1999 and 1998. All common stock and per share data have been adjusted to reflect the 3-for-2 stock split effected in the form of a stock dividend which was paid in December 1999.

                                                      1999                                             1998
                                  ----------------------------------------------  -----------------------------------------------
                                   Fourth       Third      Second       First      Fourth       Third        Second      First
                                  ----------  ----------  ----------  ----------  ----------  -----------  ----------- ----------
Market price of common stock
    High......................   $    30.13  $    27.92  $    27.67  $    26.50  $    27.75   $    32.00   $    34.67 $    30.00
    Low.......................   $    24.38  $    24.83  $    24.33  $    23.04  $    23.33   $    22.75   $    28.33 $    25.33
    Quarter-end...............   $    26.50  $    25.46  $    26.50  $    25.33  $    25.38   $    26.38   $    29.31 $    29.00
Cash dividends per share......   $     0.18  $     0.16  $     0.16  $     0.16  $     0.16   $     0.15   $     0.15 $     0.15
Dividend yield at quarter              2.49%       2.51%       2.42%       2.53%       2.40%        2.27%        2.05%      2.07%
 -end/(1)/
Book value per share at
  quarter-end.................   $     8.98  $     9.10  $     9.57  $    10.14  $    10.40   $    10.40   $    10.68 $    10.54
Number of shares traded.......    5,210,606   4,141,575   5,352,570   4,829,280   3,839,592    5,528,124    2,750,738  3,103,818
                                 ==========  ==========  ==========  ==========  ==========   ==========   ========== ==========

/(1)/ Ratios are presented on an annualized basis.

A discussion regarding the regulatory restrictions applicable to the Affiliates' ability to pay dividends to the Company is included in the "Dividends" section under Item 1 located on page 8. A discussion of the Company's philosophy regarding the payment of dividends is included in the "Capital Management and Dividends" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on page 24.

                        ITEM 6. SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the operating results and financial condition of First Midwest for the five years ended December 31, 1999 is presented in the table that follows. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. All common stock and per share data have been adjusted to reflect the 3-for-2 stock split effected in the form of a stock dividend which was paid in December 1999. A more detailed discussion and analysis of the Heritage acquisition and the factors affecting First Midwest's financial condition and operating results is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" starting on the following page.

                                                                            Years ended December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                       1999           1998            1997           1996           1995
                                                   -------------  --------------  -------------  -------------  --------------
  Operating Results (Amounts in thousands)
  Interest income..............................    $    361,279   $     364,597   $    361,661   $    352,617   $     349,564
  Interest expense.............................         168,615         177,016        168,518        168,975         175,656
  Net interest income..........................         192,664         187,581        193,143        183,642         173,908
  Provision for loan losses/(1)/...............           5,760           5,542          9,365          8,189          11,654
  Noninterest income...........................          58,334          55,462         47,372         42,554          41,106
  Noninterest expense..........................         149,809         142,654        140,671        135,763         132,664
  Special charge, net of (credits)/(2)/........              --          16,148          5,446            300           3,529
  Income tax expense...........................          24,520          23,995         28,425         27,234          22,469
  Net income/(3)/..............................    $     70,909   $      54,704   $     56,608   $     54,710   $      44,698
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
  Per Share Data
  Basic earnings per share.....................    $       1.68   $        1.24   $       1.29   $       1.24   $        1.01
  Diluted earnings per share/(3)/..............            1.67            1.22           1.26           1.21            0.99
  Cash dividends declared......................           0.660           0.610          0.549          0.469           0.405
  Book value at period end.....................            8.98           10.40          10.43           9.53            8.90
  Market value at period end...................           26.50           25.38          29.17          21.75           15.42
------------------------------------------------------------------------------------------------------------------------------
  Performance Ratios
  Return on average equity/(3)/................           17.39%          11.78%         13.16%         13.55%          12.21%
  Return on average assets/(3)/................            1.34%           1.07%          1.18%          1.15%           0.96%
  Net interest margin - tax equivalent.........            4.24%           4.21%          4.52%          4.33%           4.16%
  Dividend payout ratio........................           39.52%          50.00%         43.57%         38.76%          40.91%
  Average equity to average assets ratio.......            7.71%           9.12%          8.98%          8.51%           7.90%
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
  Balance Sheet Highlights (Amounts in thousands)                                      As of December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                       1999           1998            1997           1996           1995
                                                   -------------  --------------  -------------  -------------  --------------
  Total assets.................................    $  5,511,588   $   5,192,887   $  4,933,495   $  4,804,020   $   4,727,179
  Loans........................................       2,962,487       2,664,417      3,044,794      2,991,229       2,934,010
  Deposits.....................................       4,001,183       4,050,451      3,935,607      3,690,242       3,572,243
  Stockholders' equity.........................         369,261         452,898        459,719        418,130         393,843
------------------------------------------------------------------------------------------------------------------------------

/(1)/ 1998, 1997 and 1995 include $650, $1,293 and $548, respectively, in provisions for loan losses incident to conforming the credit policies of acquirees to those of First Midwest.

/(2)/ Special charges in 1998, 1997 and 1995 include merger-related costs and expenses. 1996 includes a special assessment expense for SAIF of $1,640, net of merger credits of $1,340.

/(3)/ Net income, diluted earnings per share, return on average equity and return on average assets on a pro-forma basis excluding the after-tax effect of the provisions for loan losses and special charges described in
      (1) and (2) above are as follows:

      Pro Forma Selected Financial Data

                                                                             Years ended December 31,
                                                           --------------------------------------------------------------
        Pro Forma                                             1999          1998        1997        1996         1995
        ---------                                          ------------  -----------  ---------  -----------  -----------
          Net income....................................   $ 70,909      $ 67,237     $ 61,690   $ 54,504     $ 47,874
          Diluted earnings per share....................   $   1.67      $   1.50     $   1.38   $   1.20     $   1.06
          Return on average assets......................       1.34%         1.32%        1.29%      1.15%        1.03%
          Return on average equity......................      17.39%        14.48%       14.34%     13.49%       13.08%

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting First Midwest's consolidated income statements for the years 1997 through 1999 and statements of condition as of December 31, 1998 and 1999. The discussion is designed to provide stockholders with a more comprehensive review of the operating results and financial condition than could be obtained from a review of the consolidated financial statements alone and should be read in conjunction with the consolidated financial statements, accompanying notes thereto and other financial information presented in this Form 10-K.

A condensed review of operations for the fourth quarter of 1999 is included beginning on page 35. The review provides an analysis of the quarterly earnings performance for the fourth quarter of 1999 as compared to the same period in 1998.

All common stock and per share data have been adjusted to reflect the 3-for-2 stock split effected in the form of a stock dividend which was paid in December 1999. All dollar amounts are presented in thousands, except per share data. Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

MERGERS

Heritage Financial Services, Inc. ("Heritage")

On July 1, 1998, First Midwest consummated the merger with Heritage in a transaction accounted for as a pooling-of- interests. Heritage, headquartered in suburban Chicago, was a multi-bank holding company whose subsidiaries included a 17 branch commercial bank, a trust company and a subsidiary that offered trust services and operated an insurance agency business. Heritage had total assets and stockholders' equity of approximately $1.4 billion and $131 million, respectively, as of July 1, 1998. Each outstanding share of Heritage Common Stock, no par value, was converted into .7695 shares of First Midwest Common Stock, $.01 par value, resulting in the issuance of approximately 9.6 million shares of First Midwest Common Stock. First Midwest merged Heritage's commercial bank and trust company, into First Midwest Bank, National Association and First Midwest Trust Company, respectively, in the fourth quarter 1998. The remaining subsidiary, Heritage Bank, National Association, continues to offer trust services to customers of First Midwest; the insurance agency business formerly operated by this subsidiary was transferred to First Midwest Bank, National Association in connection with the commercial bank merger.

In connection with the merger, First Midwest recognized, in the third quarter of 1998, a pretax merger-related charge totalling $16,798 consisting of $16,148 in customary acquisition related costs and expenses and $650 in provision for loan losses incident to conforming the commercial bank's credit policies to First Midwest's. Further information regarding the transaction is included under Item 1 of this Form 10-K starting on page 3 and in Note 2 to "Notes to Consolidated Financial Statements" located on page 44.

SparBank, Incorporated ("SparBank")

On October 1, 1997, First Midwest consummated the merger with SparBank, the holding company of McHenry State Bank ("MSB"), a $499 million commercial bank, located in McHenry, Illinois. The transaction was accounted for as a pooling-of-interests with an exchange of common stock resulting in the issuance of approximately 3.2 million shares of First Midwest Common Stock to SparBank shareholders. In connection with the merger, First Midwest recorded a merger-related charge in the amount $5,082 or $.12 per share relating to the acquisition consisting of $4,292 in acquisition related costs and expenses and $790 in provision for loan losses incident to conforming MSB's credit policies to First Midwest's. On February 23, 1998, MSB was merged into First Midwest Bank, National Association. Further information regarding the transaction is included in Note 2 to "Notes to Consolidated Financial Statements" located on page 44.

SUMMARY OF RESULTS FROM OPERATIONS

Net Income

Net income for 1999 totaled $70,909 or $1.67 per share as compared to $54,704 or $1.22 per share in 1998 and $56,608 or $1.26 per share in 1997 and included certain special items detailed on Table 1 that follows. First Midwest's pro forma net income before special items for 1999 totaled $70,909 or $1.67 per share as compared to $67,237 or $1.50 per share in 1998 and $61,690 or $1.38 per share in 1997.

Table 1 reconciles the reported net income to pro forma net income before special items on an after-tax basis for 1999, 1998 and 1997:

                                    Table 1
                        Analysis of Reported Net Income
                 Years ended December 31, 1999, 1998 and 1997

                                                                                                          Diluted
                                                                                               Net       Earnings
                                                                                             Income      Per Share
                                                                                          -----------   ----------
Reported Net Income - 1999 (no merger related charges)                                    $    70,909   $    1.67
                                                                                          ===========   ==========

Reported Net Income - 1998                                                                $    54,704   $    1.22
   Merger related (net of tax):
     Expenses........................................................................          12,143        0.27
     Provisions for loan losses......................................................             390        0.01
                                                                                          -----------   ----------
Pro Forma Net Income before special items - 1998.....................................     $    67,237   $    1.50
                                                                                          ===========   ==========

Reported Net Income - 1997                                                                $    56,608   $    1.26
   Merger related (net of tax):
     Expenses........................................................................           4,292        0.10
     Provisions for loan losses......................................................             790        0.02
                                                                                          -----------   ----------
Pro Forma Net Income before special items - 1997.....................................     $    61,690   $    1.38
                                                                                          ===========   ==========

--------------------------------
Pro forma net income per share increased by 11.3% from 1998 to 1999 and followed an increase of 8.7% in 1998 from 1997. The improvement in 1999 from 1998 resulted primarily from increased net interest income and noninterest income in fee based services, while the increase in 1998 from 1997 resulted primarily from a similar increase in noninterest income, a decrease in the provision for loan losses, and lower levels of non interest expense resulting from cost savings achieved as a result of the SparBank and Heritage mergers.

Performance Ratios

Return on average stockholders' equity for 1999 was 17.39% as compared to 11.78% in 1998 and 13.16% in 1997. Return on average assets for 1999 was 1.34% as compared to 1.07% in 1998 and 1.18% in 1997.

Excluding the special items discussed above both return on average stockholders' equity and assets has shown year-to-year improvement over the last three years. Pro forma return on average stockholders' equity was 17.39% in 1999, 14.48% in 1998 and 14.34% in 1997 while pro forma return on average assets was 1.34% in 1999, 1.32% in 1998 and 1.29% in 1997.

Credit Quality

Nonperforming loans totaled $20,278 or .68% of total loans at December 31, 1999, as compared to $20,638 or .77% of total loans at December 31, 1998. Foreclosed real estate increased 14% to $1,157 at December 31, 1999 as compared to $1,015 at December 31, 1998. Nonperforming assets totaled $21,435 or .72% of loans plus foreclosed real estate at December 31, 1999 as compared to $21,653 or .81% at the prior year-end.

The improvement in both nonperforming loans and nonperforming assets is attributable to the tightened underwirting standards and nonperforming loan outplacement policy that were implemented by First Midwest in 1998. Although these credit controls were partially responsible for the decrease in loans outstanding from year-end 1997 to 1998, they have contributed to the improved credit quality that First Midwest has achieved while resuming growth in loans at an 11.2% rate in 1999.

Capital and Dividends

First Midwest's capital structure continued to be strong at December 31, 1999, with Tier 1 and Total Capital to risk-based assets of 10.21% and 11.32%, respectively. The capital levels of First Midwest are in excess of those designated as "well-capitalized" by the FDIC Improvement Act with such levels having been maintained consistently as of each quarter end since inception of the capital ratios required by the FDIC Improvement Act beginning in 1989.

The Company's capital position and earnings have allowed it to increase its dividend in 1999, for the seventh straight year, to an indicated annual rate of $.72 per share, from $.64 in 1998 and $.60 in 1997. Additionally, the strong capital structure has supported First Midwest's ability to repurchase 2,669 shares of its stock during 1999.

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

                                    Table 2
                    Net Interest Income and Margin Analysis

                                                          1999                        1998                           1997
                                           ----------------------------- ----------------------------  -----------------------------
                                                                 Yield/                       Yield/                         Yield/
                                              Average              Rate    Average              Rate    Average                Rate
                                              Balance   Interest   (%)     Balance   Interest   (%)     Balance     Interest   (%)
                                            ----------  --------  ------ ----------  --------  ------  ----------   --------  ------
Assets:
Interest bearing deposits with banks.......  $    1,217  $     85   6.98  $    1,431  $    195  13.63   $    3,697  $    236    6.38
Securities:
     Available for sale - taxable..........   1,522,684    97,061   6.37   1,307,950    78,986   6.04    1,170,613    77,274    6.60
     Available for sale - nontaxable/(1)/       485,840    36,535   7.52     262,809    18,421   7.01      131,197    12,885    9.82
     Held to maturity - taxable............      27,141     1,418   5.22      27,291     1,451   5.32       13,013       865    6.65
     Held to maturity - nontaxable/(1)/....      25,369     2,012   7.93      87,933    10,231  11.63      121,918     9,704    7.96
                                             ----------  --------  -----  ----------  --------  -----   ----------  --------   -----
        Total securities...................   2,061,034   137,026   6.65   1,685,983   109,089   6.47    1,436,741   100,728    7.01

Federal funds sold and securities
     purchased under agreements to resell..      16,901       847   5.01      48,314     2,649   5.48       30,773     1,659    5.39
Mortgages held for sale....................      41,700     3,034   7.28      43,950     3,377   7.68       13,131     1,026    7.81
Loans, net of unearned discount/(1)(2)(3)/.   2,763,200   234,669   8.49   2,945,126   260,389   8.84    2,998,890   267,543    8.92
                                             ----------  --------  -----  ----------  --------  -----   ----------  --------   -----
     Total interest earning assets/(1)(2)/.   4,884,052   375,661   7.69   4,724,804   375,699   7.95    4,483,232   371,192    8.28
                                                         --------  -----              --------  -----               --------   -----
Cash and due from banks....................     158,431                      157,992                       159,421
Reserve for loan losses....................     (42,876)                     (45,715)                      (45,460)
Other assets...............................     288,029                      256,048                       194,016
                                             ----------                   ----------                    ----------
Total assets...............................  $5,287,636                   $5,093,129                    $4,791,209
                                             ==========                   ==========                    ==========
Liabilities and Stockholders'
Equity:
Savings deposits...........................     514,976     9,969   1.94     533,078    13,696   2.57      555,268    14,865    2.68
NOW accounts...............................     453,383     8,234   1.82     430,272     9,798   2.28      411,128     9,568    2.33
Money market deposits......................     477,701    16,482   3.45     493,700    19,241   3.90      422,851    16,103    3.81
Time deposits..............................   1,895,488    94,492   4.99   1,882,182   103,477   5.50    1,798,172   100,129    5.57
Borrowed funds.............................     794,272    39,438   4.97     597,630    30,804   5.15      523,829    27,853    5.32
                                             ----------  --------  -----  ----------  --------  -----   ----------  --------   -----
     Total interest bearing liabilities....   4,135,820   168,615   4.08   3,936,862   177,016   4.50    3,711,248   168,518    4.54
                                                         --------  -----              --------  -----               --------   -----
Demand deposits............................     677,298                      642,201                       594,100
Other liabilities..........................      66,708                       49,584                        55,598
Stockholders' equity.......................     407,810                      464,482                       430,263
                                             ----------                   ----------                    ----------
     Total liabilities
          and stockholders' equity......... $5,287,636                   $5,093,129                    $4,791,209
                                             ==========                   ==========                     =========
Net interest income/margin/(1)/............              $207,046   4.24              $ 198,683  4.21               $202,674    4.52
                                                         ========  =====              ========= =====               ========   =====

----------------

/(1)/ Interest income and yields are presented on a tax equivalent basis, assuming a federal tax rate of 35%.

/(2)/ Loans on a nonaccrual basis for the recognition of interest income totaling $20,278, $20,638 and $11,699, as of December 31, 1999, 1998 and
      1997, respectively, and are included in loans, net of unearned discount, for purposes of this analysis.

/(3)/ The amount of loan fees is not material to total interest and fees on loans in any of the years presented.

Table 3 analyzes the changes in interest income, interest expense and net interest income that result from changes in volumes of earning assets and funding sources, as well as fluctuations in interest rates.

                                    Table 3
    Changes in Net Interest Income Applicable to Volumes and Interest Rates

1999 as Compared to 1998                                Interest Income/Expense                   Increase/(Decrease) due to:/(1)/
------------------------                       -------------------------------------------      ------------------------------------
                                                                              Increase
                                                   1999           1998        (Decease)           Volume       Rate        Total
                                               -------------  ------------- --------------      -----------  ----------  -----------
Interest bearing deposits with banks........   $         85   $        195           (110)      $      (26)  $     (84)  $     (110)
Securities:
 Available for sale - taxable...............         97,061         78,986         18,075           13,506       4,569       18,075
 Available for sale - nontaxable/(2)/.......         36,535         18,421         18,114           16,682       1,432       18,114
 Held to maturity - taxable.................          1,418          1,451            (33)              (8)        (25)         (33)
 Held to maturity - nontaxable/(2)/.........          2,012         10,231         (8,219)          (5,678)     (2,541)      (8,219)
Federal funds sold and securities
 purchased under agreements to resell/(2)/..            847          2,649         (1,802)          (1,591)       (211)      (1,802)
Mortgages held for sale.....................          3,034          3,377           (343)            (169)       (174)        (343)
Loans, net of unearned discount/(2)/........        234,669        260,389        (25,720)         (15,697)    (10,023)     (25,720)
                                               -------------  ------------- --------------      -----------  ----------  -----------
Total interest income/(2)/..................        375,661        375,699            (38)           7,019      (7,057)         (38)
                                               -------------  ------------- --------------      -----------  ----------  -----------

Savings deposits............................          9,969         13,696         (3,727)            (451)     (3,276)      (3,727)
NOW accounts................................          8,234          9,798         (1,564)             564      (2,128)      (1,564)
Money market deposits.......................         16,482         19,241         (2,759)            (608)     (2,151)      (2,759)
Time deposits...............................         94,492        103,477         (8,985)             738      (9,723)      (8,985)
Borrowed funds..............................         39,438         30,804          8,634            9,717      (1,083)       8,634
                                               -------------  ------------- --------------      -----------  ----------  -----------
 Total interest expense.....................        168,615        177,016         (8,401)           9,960     (18,361)      (8,401)
                                               -------------  ------------- --------------      -----------  ----------  -----------
   Net interest income/(2)/.................   $    207,046   $    198,683  $       8,363       $   (2,941)  $  11,304   $    8,363
                                               =============  ============= ==============      ===========  ==========  ===========

1998 as Compared to 1997                                Interest Income/Expense                   Increase/(Decrease) due to:/(1)/
------------------------                       -------------------------------------------      ------------------------------------
                                                                              Increase
                                                   1998           1997       (Decrease)           Volume       Rate        Total
                                               -------------  ------------- --------------      -----------  ----------  -----------
Interest bearing deposits with banks........   $        195   $        236            (41)      $       48   $     (89)  $      (41)
Securities:
 Available for sale - taxable...............         78,986         77,274          1,712            6,248      (4,536)       1,712
 Available for sale - nontaxable/(2)/.......         18,421         12,885          5,536            7,747      (2,211)       5,536
 Held to maturity - taxable.................          1,451            865            586              717        (131)         586
Held to maturity - nontaxable/(2)/..........         10,231          9,704            527             (803)      1,330          527
Federal funds sold and securities
 purchased under agreements to resell/(2)/..          2,649          1,659            990              962          28          990
Mortgages held for sale.....................          3,377          1,026          2,351            2,368         (17)       2,351
Loans, net of unearned discount/(2)/........        260,389        267,543         (7,154)          (4,768)     (2,386)      (7,154)
                                               -------------  ------------- --------------      -----------  ----------  -----------
Total interest income/(2)/..................        375,699        371,192          4,507           12,519      (8,012)       4,507
                                               -------------  ------------- --------------      -----------  ----------  -----------

Savings deposits............................         13,696         14,865         (1,169)            (582)       (587)      (1,169)
NOW accounts................................          9,798          9,568            230              427        (197)         230
Money market deposits.......................         19,241         16,103          3,138            2,753         385        3,138
Time deposits...............................        103,477        100,129          3,348            4,597      (1,249)       3,348
Borrowed funds..............................         30,804         27,853          2,951            3,771        (820)       2,951
                                               -------------  ------------- --------------      -----------  ----------  -----------
 Total interest expense.....................        177,016        168,518          8,498           10,966      (2,468)       8,498
                                               -------------  ------------- --------------      -----------  ----------  -----------
   Net interest income/(2)/.................   $    198,683   $    202,674  $      (3,991)       $   1,553   $  (5,544)  $   (3,991)
                                               =============  ============= ==============      ===========  ==========  ===========

__________________________

     /(1)/ For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

     /(2)/ Interest income is presented on a tax equivalent basis.

Net interest income on a tax equivalent basis increased in 1999 by $8,363, or 4.2%, from 1998 and reversed a decrease in 1998 of $3,991, or 2.0%, from 1997. Net interest margin on a tax equivalent basis in 1999 was 4.24% as compared to 4.21% in 1998 and 4.52% in 1997.

The improvement in both net interest income and net interest margin in 1999 is due primarily to a reduction in interest expense on interest bearing deposits. In response to a general drop in interest rates in the markets it serves, First Midwest decreased deposit rates during the fourth quarter of 1998 and again during the mid-first quarter of 1999. The result was a decrease of 42 basis points on interest paid on total interest bearing liabilities from 4.50% in 1998 to 4.08% in 1999. Although the general drop in interest rates likewise reduced the interest earned on interest earning assets, that decrease of 26 basis points from 7.95% in 1998 to 7.69% in 1999 was offset by an increase in the volume of average earning assets. The resulting improvement in net interest income and net interest margin reversed a decline experienced in 1998 as compared to 1997 that was primarily due to a lower level of high yielding loans and a reduction in the overall yield of the securities available for sale portfolio relating primarily to collateralized mortgage obligations.

Contributing to the increase in earning assets in 1999 was the investment by First Midwest in a leveraged arbitraged transaction. During the third and fourth quarters of 1999, First Midwest purchased approximately $250 million in U.S. Agency securities and financed such purchases with repurchase agreements. As part of the overall transaction, First Midwest also entered into interest rate swaps to fix the financing costs, resulting in a one year matched arbitrage with a locked interest rate spread of approximately 75 basis points. The leveraged arbitrage transaction accounts for most of the increase in the securities available for sale and short term borrowings average balances and the relating increases in interest income and interest expense, respectively, thereon. Additionally, since this transaction resulted in a higher level of interest earning assets at the narrow interest rate spread discussed above, it negatively impacted net interest margin for 1999 by approximately 18 basis points. First Midwest had no leveraged arbitrage transactions of this type in place during 1998 or 1997.

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

First Midwest's gap analysis as of December 31, 1999 is presented in Table 4. Earning assets and interest bearing liabilities are presented within selected time intervals over a one-year forward period based upon their repricing and maturity characteristics. In a perfectly matched gap analysis, an equal amount of rate-sensitive assets and liabilities would be reflected as repricing within each given time interval. A positive interest rate sensitivity gap indicates more assets than liabilities will reprice in that time period, while a negative gap indicates more liabilities will reprice.

                                    Table 4
               Analysis of Rate Sensitive Assets and Liabilities

At December 31, 1999                                            1-31 Days       31-90 Days      91-180 Days     181-365 Days
--------------------                                        ---------------  ---------------  ---------------  --------------
Rate Sensitive Assets (RSA)..............................   $    1,102,451   $     215,278    $     159,429    $    346,731
Rate Sensitive Liabilities (RSL).........................   $    1,293,731   $     756,624    $     681,965    $    640,640
Interest Sensitivity Gap (GAP)
  (RSA less RSL):
  Incremental............................................   $     (191,280)  $    (541,346)   $    (522,536)   $   (293,909)
  Cumulative.............................................   $     (191,280)  $    (732,626)   $  (1,255,162)   $ (1,549,071)
  Cumulative, excluding savings, money markets, and
  NOW accounts...........................................   $     (181,659)  $    (703,764)   $  (1,197,438)   $ (1,433,624)
RSA/RSL (Ratio)..........................................             85.2%           28.5%            23.4%           54.1%
GAP/Total Assets (Cumulative)............................             (3.5)%         (13.3)%          (22.8)%         (28.1)%
GAP/Total Assets (Cumulative, excluding savings, money
  markets and NOW accounts)..............................             (3.3)%         (12.8)%          (21.7)%         (26.0)%
                                                            ==============   =============    =============    ============

The preceding table reflects a cumulative liability-sensitive balance sheet over a one year time frame which likely will more positively affect net interest income if interest rates fall than if they rise. However, while the gap analysis is widely used in the industry, it is unable to capture other factors affecting the sensitivity of the balance sheet, such as the time lags required for certain assets and liabilities to reprice because of their varying sensitivity to changes in market interest rates. For these reasons, a static gap analysis has limitations in its usefulness and its ability to effectively present the rate sensitivity of a balance sheet. Accordingly, First Midwest uses a more dynamic approach to measuring interest rate risk by conducting simulations that demonstrate the changes that would occur in net interest income under different interest rate scenarios and balance sheet structures. This form of modeling is conducted monthly, involves adjustments to balance sheet volumes over a 12 month forward period, incorporates a repricing analysis of earning assets and funding sources and considers certain other off-balance sheet hedging vehicles such as interest rate exchange agreements (swaps), as further described below. Furthermore, First Midwest has generally followed a policy of maintaining a balanced mix of rate-sensitive assets and liabilities, making each side of the balance sheet approximately equally flexible in reacting to changes in market interest rates so that net interest income will not be adversely affected by more than 5%, regardless of whether interest rates rise or fall rapidly. The simulations described above, coupled with policy guidelines intended to limit the sensitivity of net interest income to changes in interest rates, provide guidance to First Midwest in adjusting its strategies based on projections of the future interest rate environment to ensure maximization of net interest income.

The net interest income simulation model used by First Midwest to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates over a 12 month horizon utilizes multiple rate scenarios. These scenarios include a flat rate environment, a most likely forecast (which First Midwest believes is the most probable outlook), a gradual increase and decrease of at least 150 basis points, and an immediate increase and decrease of 100 basis points. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of derivative and other financial instruments, changes in loan and deposit volumes and pricing, deposit interest rate sensitivity and First Midwest's capital plans. The assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in interest rate market conditions and strategies, among other factors. Furthermore, First Midwest also believes that immediate and sustained changes in interest rates will not necessarily impact all interest bearing liabilities in the same fashion. As discussed above, an immediate increase or decrease in First Midwest's base lending rate may not result in an immediate, identical increase in rates paid on non-maturing, non-indexed interest bearing liabilities such as savings accounts, money markets and NOW accounts. Accordingly, First Midwest analyzes the impact of immediate and sustained parallel changes in interest rates both including and excluding non-maturing, non-indexed deposits. Based on the results of its simulation model and the assumptions included therein, as of December 31, 1999, exclusive of the effect of the rate increase on non-maturing, non-indexed deposits, First Midwest would expect a decrease in net interest income of 5.1% and an increase in net interest income of 4.3% if interest rates experienced an immediate increase or decrease, respectively, by 100 basis points over a 12 month period. As of December 31, 1998, First Midwest had expected a decrease in net interest income of 3.0% and an increase in net interest income of 2.3% for these same scenarios. If non-maturing, non-indexed deposits were included in this analysis and were immediately affected by such increase or decrease in interest rates, the reduction in net interest income from a rise in rates of 100 basis points would be 10.0% while an improvement in net interest income of 9.2% would result from a reduction in interest rates of 100 basis points at December 31, 1999. At December 31, 1998, the reduction in net interest income from a rise in rates of 100 basis points would have been 9.1%, while an improvement in net interest income of 5.6% would have resulted from a reduction in interest rates of 100 basis points. First Midwest believes that its interest rate sensitivity position is appropriate given the current economic and interest rate environment.

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

As of December 31, 1999, First Midwest had total interest rate swaps with an aggregate notional amount of $357,900 in place, hedging various balance sheet categories. The specific terms of these swaps as well as the fair value are detailed in Note 18 to "Notes to Consolidated Financial Statements" beginning on page 56. First Midwest does not act as an intermediary in arranging interest rate swaps for customers.

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

While asset liquidity provides funds through the maturity and sale of loans, securities, and other interest earning assets, another source of liquidity is liability liquidity, consisting primarily of interest bearing and noninterest bearing deposits as well as repurchase agreements. Other liability funding sources potentially include funds purchased facilities available thorough certain correspondent banks and funding through the discount window borrowing facilities of the Federal Reserve System.

Table 5 provides a year-to-year comparison of the sources of First Midwest's liability funding based upon average balances over the last three years. Average, rather than period-end, balances are more meaningful in analyzing First Midwest's funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

                                    Table 5
                      Funding Sources - Average Balances

                                                                   % of                      % of                      % of
                                                      1999         total         1998        total        1997         total
                                                   ------------  ---------  -------------  --------   ------------   --------
Demand deposits..................................  $   677,298      14.07   $    642,201     14.03    $   594,100      13.80
Savings deposits.................................      514,976      10.70        533,078     11.64        555,268      12.90
NOW accounts.....................................      453,383       9.42        430,272      9.40        411,128       9.60
Money market accounts............................      477,701       9.92        493,700     10.78        422,851       9.80
Time deposits in denominations of $100 or less...    1,292,135      26.85      1,363,762     29.78      1,396,571      32.40
                                                   ------------  ---------  -------------  --------   ------------   --------
   Core deposits.................................    3,415,493      70.96      3,463,013     75.63      3,379,918      78.50
Time deposits in denominations of $100 or more...      603,353      12.54        518,420     11.32        401,601       9.30
Repurchase agreements............................      605,527      12.58        451,620      9.86        480,992      11.20
Funds purchased and other borrowed funds.........      188,745       3.92        146,010      3.19         42,837       1.00
                                                   ------------  ---------  -------------  --------   ------------   --------
   Total funding sources.........................  $ 4,813,118     100.00   $  4,579,063    100.00    $ 4,305,348     100.00
                                                   ============  =========  =============  ========   ============   ========

The increase in average core deposits in 1998 as compared to 1997 resulted from a combination of product introductions coupled with a new advertising campaign and the use of multi-media advertising, primarily in the Chicago suburban markets. The drop in core deposits in 1999 resulted, in part, from the decrease in interest rates paid as discussed in the "Net Interest Income" section located on page 14. Of the $282 million increase in non core funding sources in 1999, approximately $105 is attributable to the short-term leveraged arbitrage transaction discussed in the "Net Interest Income" section.

Tables 6 and 7 that follow provide additional information regarding First Midwest's wholesale deposit and short-term funding activities:

                                    Table 6
                  Maturities of Time Deposits of $100 or More

                                                                                                 As of
                                                                                           December 31, 1999
                                                                                          -------------------
Maturing within 3 months............................................................      $          318,027
After 3 but within 6 months.........................................................                 172,158
After 6 but within 12 months........................................................                 109,165
After 12 months.....................................................................                  39,844
                                                                                          -------------------
     Total..........................................................................      $          639,194
                                                                                          ===================

                                    Table 7
                                Borrowed Funds

                                                   -------------------------------------------------------------------------
                                                            1999                     1998                     1997
                                                   -----------------------  ------------------------  ----------------------
                                                     Amount        Rate       Amount        Rate        Amount       Rate
                                                   ------------  ---------  ------------  ----------  -----------  ---------
At year end:
 Securities sold under agreements to repurchase... $   788,432       5.61%  $   457,103        4.56%  $  423,601       5.05%
 Federal funds purchased..........................     133,000       5.44        40,000        4.53           --         --
 Federal Home Loan Bank advances..................     150,000       5.46       100,000        5.14       60,000       4.56
 Other borrowed funds.............................       6,300       6.96        26,796        5.65           --         --
                                                   ------------  ---------  ------------  ----------  -----------  ---------
   Total borrowed funds........................... $ 1,077,732       5.58%  $   623,899        4.70%  $  483,601       4.99%
                                                   ============  =========  ============  ==========  ===========  =========

Average for the year:
 Securities sold under agreements to repurchase... $   605,527       4.89%  $   451,620        5.09%  $  480,992       5.16%
 Federal funds purchased..........................      38,348       5.23        27,974        5.39       15,668      10.17
 Federal Home Loan Bank advances..................     142,603       5.15       108,384        5.28       22,849       5.72
 Other borrowed funds.............................       7,794       5.93         9,652        6.19        4,320       3.13
                                                   ------------  ---------  ------------  ----------  -----------  ---------
   Total borrowed funds........................... $   794,272       4.97%  $   597,630        5.15%  $  523,829       5.32%
                                                   ============  =========  ============  ==========  ===========  =========

Maximum month-end balance:
 Securities sold under agreements to repurchase... $   844,534              $   555,778               $  535,302
 Federal funds purchased..........................     133,000                   92,000                   95,000
 Federal Home Loan Bank advances..................     170,000                  160,000                   60,000
 Other borrowed funds.............................      16,801                   29,906                    5,000

Historically, First Midwest has made extensive use of repurchase agreements as a deposit surrogate because this funding source is not subject to the reserve requirements applicable to interest bearing deposits and has also realized direct cost savings in prior years because FDIC insurance premiums were not assessed on these funding sources. During 1997, First Midwest reduced its reliance on repurchase agreements as a funding source because the cost of these funds became more expensive relative to both core deposit funding and other short-term borrowing sources. As a result, First Midwest placed a greater reliance on funds purchased and FHLB advances. As interest rates dropped in 1998 and early 1999, First Midwest once again emphasized the use of repurchase agreements as a funding source. Additionally, repurchase agreements were also used in 1999 to fund the short-term leveraged arbitrage transaction previously discussed.

The liquidity needs of First Midwest (parent company) consist primarily of operating expenses and dividend payments to First Midwest's stockholders. The primary source of liquidity for the parent company is dividends from Affiliates. However, this source can also be supplemented by fees assessed to Affiliates, a practice which has not been utilized in recent years. The parent company has short term credit facilities which require no compensating balances available to fund cash flow needs totaling $70,000 at December 31, 1999. The parent company also has the ability to enhance its liquidity position by raising capital or incurring debt. The parent company had $6,300 of debt outstanding under its short-term credit facilities as of year-end 1999.

ANALYSIS OF NONINTEREST INCOME AND EXPENSE

Noninterest Income

Noninterest income, exclusive of net security gains, increased by 8.2% and 16.7% in 1999 and 1998, respectively, reflecting improvements in all categories except mortgage banking revenues. The following table analyzes the components of noninterest income, excluding net security gains, for the years 1997 through 1999:

                                    Table 8
                      Analysis of Noninterest Income /(1)/

                                                                                                         % Change
                                                 ------------------------------------------    ----------------------------
                                                     1999           1998           1997         1999-1998       1998-1997
                                                 ------------    -----------    -----------    ------------   -------------
Service charges on deposit accounts              $     18,720    $    17,100    $    16,735             9.5             2.2
Trust and investment management fees                   10,135          9,134          8,411            11.0             8.6
Other service charges, commissions and fees            11,825         10,197          9,428            16.0             8.2
Mortgage banking revenues                               5,646          8,535          6,161           (33.8)           38.5
Corporate owned life insurance                          5,209          3,135             --            66.2             N/M
Other income                                            6,702          5,704          5,354            17.5             6.5
                                                 ------------    -----------    -----------    ------------   -------------
Total noninterest income                         $     58,237    $    53,805    $    46,089             8.2            16.7
                                                 ============    ===========    ===========    ============   =============

/(1)/ For a discussion of Security Gains, refer to the "Investment Management" section located on page 26. N/M - Not a meaningful ratio.

Service charges on deposit accounts, the largest component of noninterest income, consists of fees on both interest bearing and noninterest bearing deposit accounts as well as charges for items such as nonsufficient funds ("NSF fees"), overdrafts and stop payment requests. Service charges on deposit accounts include both hard dollar charges and charges assessed through account analysis, the latter being reduced by earnings credits indexed to a short-term U.S. Treasury yield and generally applicable to business deposit accounts. The increase of $1,620, or 9.5%, in 1999 and $365, or 2.2%, in 1998 were due to higher volumes of business checking accounts and the resulting higher service charges, as well as increased NSF fees. Also contributing to the increase in 1999 was a comprehensive review of NSF fee waiver practices which resulted in higher collection rates in this fee category.

The Trust Company provides trust and investment management services to its customers, acting as executor, administrator, trustee, agent, and in various other fiduciary capacities for client accounts. Trust and investment management fees generally follow the amount of total assets under management as well as conditions in the equity and credit markets because fees are often assessed on the market value of managed funds. Assets under management totaled $2 billion at December 31, 1999. This category of noninterest income increased by 11.0% in 1999 and 8.6% in 1998. The increase in 1999 was broad-based and effected all types of trust accounts with the largest portions of the increase being realized in the personal trust and employee benefit categories.

The increase in other service charges, commissions and fees, which totaled 16.0% in 1999 and 8.2% in 1998, primarily relates to debit card fee income, check printing fees and commissions earned on official check outsourcing for both years.

In 1998, First Midwest purchased certain life insurance policies with seven national insurance carriers all of whom were rated in the top ranking levels by the insurance carrier rating agencies. The policies, on which First Midwest is the beneficiary, insure the lives of certain key First Midwest executives and were purchased with the proceeds of securities sales from the available for sale portfolio. Corporate owned life insurance income represents the cash buildup from the life insurance policies. The cash buildup is afforded tax favored treatment and serves as a proxy for tax exempt income. The tax equivalent yield on the corporate owned life insurance policies, which totaled $105,343 at December 31, 1999 and $100,135 at December 31, 1998, was 8.5% and 8.7%,
respectively.

Other income increased by 17.5% in 1999 over 1998, following a 6.5% increase in 1998 over 1997. The increase in both years was primarily attributable to both higher volumes of automatic teller machine ("ATM") activity as well as a general increase in fee schedules for ATM's.

First Midwest conducts its residential real estate mortgage loan origination, sales and servicing operations through FMMC. Mortgage banking revenues from these operations include commissions and fees from third party loan servicing, realized gains on the sale of loans into the secondary market and origination and other fees received at closing.

The following Tables 9 through 11 summarize mortgage loan origination, sales and servicing activities for the years 1997 through 1999 as well as the mortgage banking revenues that have resulted from these activities:

                                    Table 9
                Residential Real Estate Originations and Sales

                                                                    -------------------------------------------------------
                                                                        1999                1998                1997
                                                                    --------------      --------------      ---------------
Residential real estate mortgage loans:
  Originated....................................................    $      445,178      $      552,081      $       208,056
  Sold to third parties.........................................    $      404,687      $      470,284      $       152,812
                                                                    ==============      ==============      ===============

                                   Table 10
                     Mortgage Loan Servicing Portfolio

                                                                    -------------------------------------------------------
                                                                        1999                1998                1997
                                                                    --------------      --------------      ---------------
   .............................................................
Residential real estate mortgage loans:
  Serviced for third parties....................................    $    1,543,094      $    1,474,206      $     1,051,598

  Serviced for First Midwest's portfolio........................           264,019             276,134              258,617
                                                                    --------------      --------------      ---------------
    Total loans serviced........................................    $    1,807,113      $    1,750,340      $     1,310,215
                                                                    ==============      ==============      ===============

                                Table 11
                       Mortgage Banking Revenues

                                                                    -------------------------------------------------------
                                                                         1999                1998                1997
                                                                    --------------      --------------      ---------------
   .............................................................
Loan production income..........................................    $        2,705      $        3,276      $         1,357
Servicing fee income............................................             4,603               4,084                3,609
  Less: Amortization of mortgage servicing rights...............            (3,748)             (4,047)              (1,240)
Gains on sales of mortgage loans................................             2,086               5,222                2,288
Gains on sales of mortgage servicing rights.....................                --                  --                  147
                                                                    --------------      --------------      ---------------
  Total mortgage banking revenues...............................    $        5,646      $        8,535      $         6,161
                                                                    ==============      ==============      ===============

The decrease in mortgage banking revenues in 1999 as compared to 1998 resulted primarily from the effect of general market interest rates on mortgage refinancings in both years. As interest rates fell in 1998 through early 1999, the refinancing market was exceptionally strong as indicated by the real estate mortgage loans originated in Table 9 above. As market interest rates began to trend higher in latter 1999, the volume of loans originated declined, likewise reducing loan production income. Furthermore, the turn in market rates in 1999 was accompanied by a higher than normal degree of rate volatility, negatively impacting gains on the sale of mortgage loans.

As mortgages are refinanced, the mortgage servicing rights related to such mortgages likewise must be written down in full. It has been First Midwest's policy to use financial derivatives to hedge interest rate risk associated with mortgage servicing rights to minimize the impairment of such servicing rights resulting from a drop in interest rates and the attendant increase in mortgage refinancings. Note 18 to "Notes to Consolidated Financial Statements" located on page describes First Midwest's hedging policy and the financial derivatives involved.

During late fourth quarter 1999, First Midwest commenced a strategic review of the manner in which it delivers mortgage products to its customers. The primary purposes of the strategic review are to ensure satisfaction of customer needs through the appropriate delivery of this product, while enhancing revenue predictability from this product line that is effected by the volatility in market interest rates. First Midwest expects to conclude its review and implement any changes in mortgage banking operations during the first quarter of 2000.

Noninterest Expense

Noninterest expense totaled $149,809 in 1999 as compared to $158,802 in 1998 and $146,117 in 1997. Noninterest expense in 1998 and 1997 included certain special items relating to merger expenses. The following table analyses the major components of noninterest expense for the years 1997 through 1999 and provides further detail related to the special items:

                                   Table 12
                        Analysis of Noninterest Expense

                                                                                                       % Change
                                            ---------------------------------------------      ----------------------------
                                                1999            1998            1997            1999-1998       1998-1997
                                            ------------    -------------   -------------      ------------   -------------
Compensation expense...................     $     79,015    $      77,294   $      75,061               2.2             3.0
Occupancy expense......................           13,366           12,039          11,891              11.0             1.2
Equipment expense......................            8,479            8,354           8,442               1.5            (1.1)
Computer processing expense............           10,113            9,846           9,129               2.7             7.9
Professional services..................            8,527            7,849           7,546               8.6             4.0
Advertising and promotions.............            3,822            4,576           3,959             (16.5)           15.6
Other expenses.........................           26,487           22,696          24,643              16.7            (7.9)
                                            ------------    -------------   -------------      ------------   -------------
  Subtotal.............................          149,809          142,655         140,671               5.0             1.4
                                            ------------    -------------   -------------      ------------   -------------

Special items:
Merger expense.........................               --           16,148           5,446               N/M             N/M
                                            ------------    -------------   -------------      ------------   -------------
  Total noninterest expense............     $    149,809    $     158,802   $     146,117              (5.7)            8.7
                                            ============    =============   =============      ============   =============

    Efficiency ratio /(1)/.............             55.7%            56.1%           56.2%
                                            ============    =============   =============

/(1)/ Excludes special charges in 1998 and 1997.
N/M - Not a meaningful ratio.

Compensation expense, the largest component of noninterest expense, includes employee salaries and wages, retirement and other employee benefits and expense relating to temporary personnel costs. Table 13 analyzes the components of compensation expense for the years 1997 through 1999:

                                   Table 13
                       Analysis of Compensation Expense

                                                                                                             % Change
                                                          --------------------------------------   ----------------------------
                                                             1999          1998          1997        1999-1998      1998-1997
                                                          ----------    ----------    ----------   -------------   ------------
Salaries and wages...................................     $   63,697    $   61,872    $   59,151             2.9            4.6

Retirement and other employee benefits...............         13,587        14,026        15,063            (3.1)          (6.9)
Temporary personnel expense..........................          1,731         1,396           847            24.0           64.8
                                                          ----------    ----------    ----------   -------------   ------------

  Total compensation expense.........................     $   79,015    $   77,294    $   75,061             2.2            3.0
                                                          ==========    ==========    ==========   =============   ============

Average full-time equivalent (FTE) employees                   1,709         1,746         1,815            (2.6)          (3.8)
                                                          ==========    ==========    ==========   =============   ============

The modest increases in compensation expense over the period 1997 through 1999 are primarily attributable to two factors; (i) staff reductions due to merger-related efficiencies applicable to both the SparBank acquisition in October 1997 and the Heritage acquisition in July 1998; and (ii) the restructuring of First Midwest's retirement benefits effective January 1, 1998 that saw a restructuring of retirement benefits which had been found to be in excess of market levels. The merger efficiencies realized in connection with the SparBank and Heritage acquisitions have resulted in a reduction of average full time equivalent employees each year since 1997. First Midwest has been able to maintain staffing efficiency by utilizing temporary personal to staff post-merger integration activities and short-term projects such as Y2K compliance, thereby containing growth in its FTE compliment. The restructuring of retirement benefits has contributed to the reduction in retirement and other employee benefits as a percentage of salary and wages for both 1998 and 1999. A discussion of First Midwest's retirement benefits and the expenses related thereto is included in Note 14 to "Notes to Consolidated Financial Statements" located on page 51.

Occupancy expense increased by 11.0% in 1999 over 1998 following a 1.2% increase in 1998 over 1997. The 1999 increase is primarily attributable to the initiation of a program to outsource facilities management which began in 1999. This program resulted in increased occupancy costs through payments to a third party vendor but also reduced permanent FTE levels. In addition, First Midwest operated 3 overlapping Heritage branches in 1998 and 1999 that were closed in the fourth quarter of 1999.

Computer processing expense increased by 2.7% in 1999 over 1998 and followed a 7.9% increase in 1998 over 1997. The increase in 1998 over 1997 is attributable to the costs associated with duplicate systems being operated through the completion of the SparBank operational merger in February 1998 and the Heritage operational merger in October of that year. 1999 saw computer processing costs returning to more normalized levels, as the benefits of the aforementioned operational mergers began to be realized.

The increase in professional services in 1998 over 1997 related to legal costs associated with the sale of certain 1-4 residential mortgage loans in 1998, with such sales resulting from the merger of the SparBank and Heritage loan portfolios. The increase in this category during 1999 was largely due to loan-related costs associated with a third quarter 1999 home equity loan promotion, in addition to consultancy fees applicable to outsourcing participant recordkeeping services by the Trust Company.

Advertising and promotions expense decreased by 16.5% in 1999 following an increase of 15.6% in 1998. The 1998 expense level was primarily a result of a new multi-media advertising campaign targeting suburban metropolitan Chicago. Additionally, in both 1998 and 1997, additional advertising costs were incurred related to the SparBank and Heritage mergers to ensure maximum customer retention. Advertising and promotional costs in 1999 returned to more normal levels.

Other expenses increased by 16.7% in 1999 as compared to 1998 after decreasing 7.9% in 1998 as compared to 1997. Other expenses include various categories such as freight courier costs, merchant credit card expense, supplies and printing, and miscellaneous losses and expenses. The increase in 1999 is attributable to higher freight and express costs resulting from additional courier routes amongst the branches and operation centers, higher merchant credit card expense as well as costs applicable to review of certain branch operations that resulted in the closing of redundant Heritage branches previously discussed. Additionally, 1998 included certain expense reimbursements credited to this category that were not duplicted in 1999.

Merger expenses related to both the SparBank and Heritage mergers were recorded in 1997 and 1998, respectively, and included customary investment banking and professional fees and anticipated severance and related benefits due to staff reductions. A discussion of the mergers, including the special charges incurred, is included under the "Mergers" section of "Managements Discussion and Analysis of Financial Condition and Results of Operations" located on page and in Note 2 to "Notes to Consolidated Financial Statements" located on page 44.

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

First Midwest's provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 1997 through 1999 are detailed in Table 14.

                                    Table 14
                         Analysis of Income Tax Expense

                                                                  1999         1998          1997
                                                               ---------    ----------   ----------
     Income before income tax expense.....................     $  95,429    $   78,699   $   85,033
     Income tax expense...................................     $  24,520    $   23,995   $   28,425
     Effective income tax rate............................          25.7%         30.5%        33.4%
                                                               =========    ==========   ==========

Certain of the acquisition-related expenses recorded during 1998 and 1997 were not deductible for income tax purposes and affected the effective tax rates for both years. Factoring out the acquisition related charges for 1998 and 1997, the effective tax in each period would have been 29.5% and 32.7%, respectively. The decrease in the effective tax rate for both 1999 and 1998 as compared to the prior years is due primarily to the addition of corporate owned life insurance income, planned increases in state tax exempt income and purchases of small-issue qualified tax exempt municipal securities.

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

First Midwest's Capital Policy requires that each Affiliate maintain a capital ratio in excess of the minimum regulatory guidelines and also acts as an internal discipline in analyzing business risks and internal growth opportunities, in addition to setting targeted levels of return on equity. Under regulatory capital adequacy guidelines, First Midwest and its banking subsidiaries are subject to various capital requirements administered by the federal banking agencies. Capital adequacy guidelines require that First Midwest and its banking subsidiaries meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components of capital and assets, risk weightings and other factors. Quantative measures established by regulation to ensure capital adequacy require First Midwest and its banking subsidiaries to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). First Midwest believes that, as of December 31, 1999, First Midwest and First Midwest Bank, National Association meet all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized First Midwest Bank, National Association as "well capitalized" under the regulatory framework for the FDICIA. To be categorized as "well capitalized." a bank must maintain minimum Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets ratios as set forth in the table below.

The following table summarizes the actual capital amounts and ratios for First Midwest and compares them to the capital levels and ratios necessary to be categorized as adequately capitalized and well capitalized:

                                   Table 15
                             Capital Measurements

                                                            First Midwest             For Capital              Well Capitalized for
                                                                 Actual             Adequacy Purposes                 FDICIA
-----------------------------------------------------------------------------------------------------------------------------------
                                                          Capital      Ratio       Capital        Ratio       Capital        Ratio
-----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1999:
Total Capital (to Risk-Weighted Assets)
      First Midwest Bancorp, Inc....................    $  437,951      11.32%  $    309,604       8.00%   $   387,005       10.00%
      First Midwest Bank, N.A.......................       392,071      10.26        305,053       8.00        381,316       10.00

Tier 1 Capital (to Risk-Weighted Assets):
      First Midwest Bancorp, Inc....................       395,306      10.21        154,802       4.00        232,203        6.00
      First Midwest Bank, N.A.......................       349,426       9.16        152,526       4.00        228,790        6.00

Tier 1 Leverage Ratio:
      First Midwest Bancorp, Inc....................       395,306       7.19        164,876       3.00        274,793        5.00
      First Midwest Bank, N.A.......................       349,426       6.45        162,502       3.00        270,836        5.00
-----------------------------------------------------------------------------------------------------------------------------------

As of December 31, 1998:
Total Capital (to Risk-Weighted Assets)
      First Midwest Bancorp, Inc....................    $  480,611      13.29%  $    277,310       8.00%   $   346,637       10.00%
      First Midwest Bank, N.A.......................       379,210      11.27        269,237       8.00        336,546       10.00

Tier 1 Capital (to Risk-Weighted Assets):
      First Midwest Bancorp, Inc....................       417,321      12.04        138,655       4.00        207,982        6.00
      First Midwest Bank, N.A.......................       337,138      10.02        134,619       4.00        201,928        6.00

Tier 1 Leverage Ratio:
      First Midwest Bancorp, Inc....................       417,321       8.04        154,993       3.00        258,322        5.00
      First Midwest Bank, N.A.......................       337,138       6.64        152,340       3.00        253,900        5.00
-----------------------------------------------------------------------------------------------------------------------------------

First Midwest believes that it has a responsibility to reward its stockholders with a meaningful current return on their investment and, as part of the Company's dividend policy, the Board of Directors reviews its dividend payout ratio periodically to ensure that it is consistent with internal capital guidelines and industry standards. As a result of improved performance from operations as well as First Midwest's perceived future prospects, the Board of Directors has increased the quarterly dividend every year since 1993. Additionally, at its November 1999 meeting, the Board also declared a 3-for-2 stock split effected in the form of a stock dividend which was paid in December 1999. The following table summarizes the dividend increases declared since 1993:

                                   Table 16
                          Dividend Increases Declared


                               Quarterly Rate
                Date             Per Share             Increase
            -------------      --------------          --------
            November 1999            $  0.18             13%
            November 1998            $  0.16              7%
            November 1997            $  0.15             13%
            November 1996            $ 0.133             19%
            February 1996            $ 0.113             12%
            February 1995            $  0.10             15%
            February 1994            $ 0.087             13%


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

The following table sets forth the year-end carrying value of securities for the last three years:

                                   Table 17
                           Composition of Securities

                                                                                   December 31,
                                                ----------------------------------------------------------------------------------
                                                          1999                         1998                         1997
                                                -------------------------   --------------------------   -------------------------
                                                                   % of                         % of                       % of
                                                   Amount         Total         Amount         Total        Amount        Total
                                                -------------   ---------   --------------   ---------   ------------   ----------
By Type:
   U.S. Treasury securities...............      $       3,252         0.2   $       20,627         1.0   $    130,049          8.6
   U.S. Agency securities.................            637,319        30.7          284,262        14.0         62,270          4.1
   Mortgage-backed securities.............            904,522        43.5        1,258,336        62.0        946,541         62.5
   State and Municipal securities.........            478,886        23.1          434,944        21.4        324,549         21.4
   Other securities.......................             52,811         2.5           29,910         1.6         52,019          3.4
                                                -------------   ---------   --------------   ---------   ------------   ----------
     Total................................      $   2,076,790       100.0   $    2,028,079       100.0   $  1,515,428        100.0
                                                =============   =========   ==============   =========   ============   ==========

By Classification:
   Available for sale.....................      $   2,033,247        97.9   $    1,979,115        97.6   $  1,377,134         90.9
   Held to maturity.......................             43,543         2.1           48,964         2.4        138,294          9.1
                                                -------------   ---------   --------------   ---------   ------------   ----------
   Total..................................      $   2,076,790       100.0   $    2,028,079       100.0   $  1,515,428        100.0
                                                =============   =========   ==============   =========   ============   ==========

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

At December 31, 1999, after-tax unrealized net loss on the securities available for sale portfolio totaled $49,072. This compares to an after-tax net unrealized gain on such portfolio of $9,875 as of the prior year end. The unrealized net depreciation on this portfolio represents the difference, net of taxes, between the aggregate cost and market value of the portfolio. This balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate market value of the portfolio.

In July, 1998, First Midwest reclassified $85,519 in securities from the held to maturity portfolio (described below) to the available for sale portfolio as a result of the Heritage merger, conforming the securities acquired to First Midwest's interest rate and credit risk policies.

The maturity distribution and average yields, on a tax equivalent basis, of the securities available for sale portfolio at December 31, 1999 are presented in Table 18.

                                   Table 18
                         Securities Available for Sale
                  Maturity Distribution and Portfolio Yields

                                                                        December 31, 1999
                                         ------------------------------------------------------------------------------------
                                             U.S.           U.S.       Mortgage-     State and
                                           Treasury        Agency       Backed       Municipal         Other
                                          Securities     Securities   Securities   Securities /(1)/  Securities     Total
                                         ------------   -----------   ----------   --------------    ----------   -----------
                                                                                                                  C>
    One year or less:
     Market Value...................     $      1,534   $   124,606   $   56,492   $        7,574    $    7,261       197,467
     Amortized Cost.................            1,533       125,158       58,643            9,317         7,261       201,912
     Yield (%)......................             5.89          5.34         7.40             5.54          1.71          5.81
    One year to five years:
     Market Value...................              598       433,936      270,162           11,148            --       715,844
     Amortized Cost.................              603       440,748      282,234           14,438            --       738,023
     Yield (%)......................             5.89          5.84         7.00             5.28            --          6.27
    Five years to ten years:
     Market Value...................               --        56,871      262,290            9,055        24,147       352,363
     Amortized Cost.................               --        56,975      274,258          145,850        27,403       504,486
     Yield (%)......................               --          6.43         6.98             4.79          7.18          6.85
    After ten years:
     Market Value...................               --        21,505      315,578          430,490            --       767,573
     Amortized Cost.................               --        21,270      328,814          319,188            --       669,272
     Yield (%)......................               --          6.88         7.06             4.91            --          5.85
                                         ------------   -----------   ----------   --------------    ----------   -----------
    Total:
     Market Value...................     $      2,132   $   636,918   $  904,522   $      458,267    $   31,408     2,033,247
     Amortized Cost.................     $      2,136   $   644,151   $  943,949   $      488,793    $   34,664     2,113,693
     Yield (%)......................             5.89%         5.83%        7.04%            4.93%         5.92%         6.17%
                                         ============   ===========   ==========   ==============    ==========   ===========

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

In 1997, First Midwest restructured its mortgaged-backed securities portfolio through the purchase of a mixture of short-term average life, high coupon collateralized mortgage obligations ("CMO's"). During 1998, as a result of the general decline in market interest rates and the corresponding historically high mortgage prepayments that occurred as mortgage holders refinanced their debt, the CMO portfolio underperformed initial expectations causing the overall yield on the taxable available for sale portfolio to drop from 6.60% (on a tax equivalent basis) in 1997 to 6.04% in 1998. In order to limit the future potential negative impact on interest income as a result of the performance of the CMO portfolio, First Midwest sold the poorest performing portion of the CMO portfolio and reinvested the proceeds in more stable, longer-term cashflow mortgage-backed securities, U.S. Agency securities and municipal securities. During 1999, First Midwest continued to restructure its mortgage-backed securities portfolio by continuing to liquidate its position in the high coupon CMO's and reinvesting the proceeds in U.S. Agency and municipal securities. This portfolio restructuring, as well as the purchase of $250 million in U.S. Agencies in connection with the leveraged arbitrage transaction previously discussed in the "Net Interest Income" section located on page 14, resulted in the redistribution of the securities available for sale portfolio between year-end 1998 and 1999.

As shown in Table 18, as of December 31, 1999 the pre-tax unrealized loss in the securities available for sale portfolio (representing the difference between the total portfolio amortized cost and market value at December 31, 1999) was $80,446 as compared to an unrealized pre-tax gain of $16,195 at year-end 1998. During the period between year-end 1998 and 1999, the interest rates on the 10 and 30 year U.S. Treasury Bond rose approximately 180 and 140 basis points, respectively. The decrease in the market value of the mortgaged-backed securities portfolio results primarily from the general increase in mortgage rates during 1999, partially offset by a reduction in mortgage loan prepayments. The duration of the mortgage-backed securities portfolio at year-end 1999 was approximately 4.5 years with a tax equivalent yield to maturity of 6.8%.

Similarly, the rise in interest rates also negatively affected the state and municipal securities portfolio which consists of longer term tax exempt securities. At December 31, 1999 the duration of the state and municipal securities portfolio was approximately 7.0 years with a tax equivalent yield to maturity of 7.1%.

As of December 31, 1999 the aggregate securities available for sale portfolio, totalling $2,033,247, had a duration of 4.1 years and a tax equivalent yield to maturity of 6.17%.

Excluding securities issued by the U.S. Government and its agencies and corporations, there were no investments in securities from one issuer that exceeded 10% of consolidated stockholders' equity on December 31, 1999 or 1998.

Securities Held to Maturity - Securities which First Midwest has the ability and intent to hold until maturity are classified as securities held to maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. First Midwest has no trading account securities.

The maturity distribution and average yields, on a tax equivalent basis, of the securities held to maturity portfolio as of December 31, 1999 are presented on Table 19.

                                   Table 19
                          Securities Held to Maturity
                  Maturity Distribution and Portfolio Yields

                                                                            December 31, 1999
                                         ----------------------------------------------------------------------------------------
                                                                                                                         Market
                                                                                                                      Value as a %
                                                                          State and                                       of
                                         U.S. Treasury    U.S. Agency     Municipal          Other                     Amortized
                                           Securities      Securities    Securities /(1)/  Securities      Total          Cost
                                         --------------   ------------   --------------   ------------   ----------   ------------
   One year or less:
    Market Value.....................    $          500   $        326   $        2,149   $         50   $    3,025         100.27
                                                                                                                      ============
   Amortized Cost....................               500            326            2,141             50        3,017
    Yield (%)........................              5.77           5.66             5.47           6.32         5.55
   One year to five years:
    Market Value.....................               620             75            6,430             --        7,125         101.92
                                                                                                                      ============
   Amortized Cost....................               620             75            6,296             --        6,991
    Yield (%)........................              5.71           5.08             5.60             --         5.60
   Five years to ten years:
    Market Value.....................                --             --            6,110             --        6,110         106.02
                                                                                                                      ============
    Amortized Cost...................                --             --            5,763             --        5,763
    Yield (%)........................                --             --             6.33             --         6.33
   After ten years:
    Market Value.....................                --             --            6,631         21,353       27,984         100.76
                                                                                                                      ============
    Amortized Cost...................                --             --            6,419         21,353       27,772
    Yield (%)........................                --             --             6.18           7.07         6.86
                                         --------------   ------------   --------------   ------------   ----------
   Total:
    Market Value.....................    $        1,120   $        401   $       21,320   $     21,403   $   44,244         101.61
                                                                                                                      ============
    Amortized Cost...................    $        1,120   $        401   $       20,619   $     21,403   $   43,543
    Yield (%)........................              5.74%          5.55%            5.97%          7.06%        6.50%
                                         ==============   ============   ==============   ============   ==========

(1) Yields on state and municipal securities are reflected on a tax equivalent basis, assuming a federal tax rate of 35%.

Securities Gains, Net - Net gains decreased in 1999 to $97 as compared to $1,657 in 1998 and $1,283 in 1997.

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

It is First Midwest's policy to concentrate its lending activities in the geographic market areas it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are gathered in the same market areas. As a result, First Midwest had no consequential out-of-market loans at December 31, 1999. First Midwest does not engage in lending to foreign countries or foreign entities.

The following table summarizes the total loans outstanding, and their percent of the loan portfolio, for the periods 1995 through 1999:

                                   Table 20
                                Loan Portfolio

                                                                     As of December 31,
                          --------------------------------------------------------------------------------------------------------
                                         % of                 % of                 % of                 % of                 % of
                              1999      Total      1998      Total      1997      Total       1996     Total       1995      Total
                          -----------  -------  ----------  -------  ----------  -------  ----------- -------  ----------- -------
Commercial and
industrial.............   $   714,305     24.1  $  721,599     27.1  $  723,425     23.8  $   721,989    24.1  $   717,755    24.4
Agricultural...........        56,852      1.9      49,397      1.9      39,014      1.3       48,461     1.6       34,297     1.2
Consumer...............       847,997     28.6     688,774     25.8     754,727     24.8      765,256    25.6      674,111    23.0
Real estate - 1-4
family.................       253,268      8.6     257,307      9.7     506,077     16.6      537,785    18.0      641,151    21.9
Real estate -
commercial.............       834,852     28.2     769,514     28.8     858,627     28.2      755,584    25.3      734,112    25.0
Real estate -
construction...........       189,018      6.4     148,469      5.6     129,290      4.2      136,019     4.5      105,383     3.6
Other..................        66,195      2.2      29,357      1.1      33,634      1.1       26,135     0.9       27,201     0.9
                          -----------  -------  ----------- -------  ----------- -------  ----------- -------  ----------- -------
  Total................   $ 2,962,487    100.0  $ 2,664,417  100.0   $ 3,044,794   100.0  $ 2,991,229   100.0  $ 2,934,010   100.0
                          ===========  =======  =========== =======  =========== =======  =========== =======  =========== =======

After decreasing in 1998 by 12.5% from year-end 1997, total loans increased by 11.2% in 1999. The decrease in loans during 1998 was attributable to four factors; (i) the securitization of $245 million in 1 - 4 family fixed rate mortgages acquired as part of the SparBank and Heritage loan portfolios: (ii) lower levels of nonmortgage loan originations as a result of more stringent underwriting and administration standards adopted in 1998; (iii) the outplacement from various loan categories of approximately $50 million in loans that no longer met heightened credit standards; and (iv) pricing and underwriting competitive circumstances that become more acute in 1998. With the 1998 operational mergers of SparBank and Heritage behind it, and with all changes in underwriting and administration standards in place during 1999, First Midwest was able to focus on loan growth without distractions. As a result, loan growth was experienced across virtually all categories of the portfolio.

Commercial and industrial loans are diversified from an industry standpoint and include loans to manufacturing, retailing and other service businesses. Consistent with First Midwest's emphasis on relationship banking, most of these credits represent core, multi-relationship customers who also maintain deposit relationships and utilize other First Midwest banking services such as cash management. This category of lending was most acutely affected by the pricing and underwriting competitive conditions in 1999 and showed a nominal decrease in loans outstanding from year-end 1998 levels. Notwithstanding the competitive circumstances, however, agricultural loans, which have the same general characteristics as commercial and industrial, grew by 15.1% as a result of improvement in the agricultural markets in which First Midwest operates.

Consumer loans consist of loans made directly to individuals for various personal purposes, as well as indirect installment loans represented mainly by automobile financings acquired from dealerships in First Midwest's primary markets. This category also includes direct home equity loans and other direct installment loans. The 23.1% increase in this loan category in 1999 was experienced across all types of consumer loans, especially the home equity component, as First Midwest conducted a very successful home equity promotional campaign.

Real estate 1 - 4 family loans are comprised predominately of owner occupied residential properties. This loan category decreased by 1.6% in 1999 primarily as a result of the general increase in market interest rates which resulted in an industry- wide reduction in refinancings.

Real estate commercial loans represent multi-unit residential mortgages and commercial real estate mortgages, many housing the operations of the borrower's business. During the first three quarters of 1998, many First Midwest commercial real estate borrowers were being attracted by long-term low rate loans being offered through the secondary markets. First Midwest felt that loans on such terms were not appropriate for its portfolio and elected not to compete on those terms. With the volatility in the bond and credit markets experienced during the early fourth quarter of 1998 this trend began to reverse and continued into 1999, resulting in an 8.5% increase in this loan category over year-end 1998 levels.

Real estate construction loans consist primarily of single family and multi-family residential projects located in the primary markets of First Midwest's banking offices. Real estate construction loans are a profitable line of lending for First Midwest due to the higher level of interest rates and fees earned on such loans as compared to other loan categories and the favorable loss experience on these loans. Real estate construction loans grew by 27.3% in 1999 resulting from a heightened level of construction projects in the Chicago suburban markets within which First Midwest operates.

Maturity and Interest Rate Sensitivity of Loans

Table 21 summarizes the maturity distribution of First Midwest's commercial, agricultural, commercial real estate and real estate construction loan portfolios as of December 31, 1999 as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

                                   Table 21
      Maturities and Sensitivities of Loans to Changes in Interest Rates

                                                            Due in         Due after 1
                                                            1 year        year through      Due after
                                                           or less           5 years         5 years       Total
                                                         -----------      ------------      ---------  -------------
Commercial, industrial and agricultural.............     $   464,100      $    284,038      $  23,019  $     771,157
Real estate - commercial............................         189,692           530,089        115,071        834,852
Real estate - construction..........................         133,489            55,385            144        189,018
                                                         -----------      ------------      ---------  -------------
                                                         $   787,281      $    869,512      $ 138,234  $   1,795,027
                                                         ===========      ============      =========  =============

                      Interest Rate Sensitivity of Loans
                            Maturing in Over 1 Year

                                                                                        Fixed Rate     Floating Rate
                                                                                        ----------     -------------
Commercial, industrial and agricultural...............................................  $  247,939     $      59,118
Real estate - commercial..............................................................     545,242            99,918
Real estate - construction............................................................      22,434            33,095
                                                                                        ----------     -------------
    Total.............................................................................  $  815,615     $     192,131
                                                                                        ==========     =============

Credit Quality Management and the Reserve for Loan Losses

The minimization of credit risk involves the establishment and monitoring of formal credit policies and procedures as well as continuing surveillance and evaluation of the quality, trends and collectability of the loan portfolio. First Midwest has implemented a comprehensive credit administration policy and procedures which are monitored by an internal loan review staff. This policy and procedures are reviewed and modified on an ongoing basis in order to remain suitable for the management of risk as conditions change and new credit products are offered. First Midwest's credit administration policies include a loan rating system and an analysis by the internal loan review staff of all loans and commitments over a fixed limit, as well as statistical sampling of loans under such dollar limit. Furthermore, each account officer is vested with the responsibility of monitoring their respective loan customer relationships and acts as the first line of defense in determining changes in the loan ratings on credits for which they are responsible. First Midwest believes that any significant change in the overall quality of the loan portfolio will first manifest itself in the migration of loan ratings within the monitoring system.

First Midwest maintains a reserve for loan losses to absorb inherent losses in the loan portfolio. The appropriate level of the reserve for loan losses is determined by systematically performing a review of the loan portfolio quality as required by the credit administration policy and procedures described above. The reserve for loan losses consists of three elements; (i) reserves established for specific loans developed through detailed credit reviews; (ii) reserves based on historical loan loss experience; and, (iii) reserves based on general economic conditions as well as specific economic factors in the markets in which First Midwest operates.

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

Table 22 shows the allocation of the reserve for loan losses by loan category as well as charge-off and recovery information for the last 5 years. In 1998, First Midwest refined its allocation methodology to more closely align the projected losses in each category of the loan portfolio with the migration analysis and historical loan loss experience methodology discussed above. Accordingly, First Midwest has allocated a larger portion of its reserve for loan losses in 1998 and 1999 than in prior years.

The provision for loan losses charged to operating expense in any given year is dependent on factors including loan growth and changes in the composition of the loan portfolio, net charge-off levels and Management's assessment of the reserve for loan losses based upon the credit administration policies and procedures discussed above. The 1999 provision for loan losses totalled $5,760. The 1998 provision for loan losses of $5,542 includes $650 representing a one-time provision to conform Heritage's credit policies to First Midwest's. The 1997 provision for loan losses of $9,365 includes $1,296 representing a one-time provision likewise conforming SparBank's credit policies.

                                   Table 22
                  Analysis of the Reserve for Loan Losses and
                        Summary of Loan Loss Experience

                                                                                     Years ended December 31,
                                                                 -----------------------------------------------------------------
                                                                     1999         1998         1997         1996          1995
                                                                 -----------  ------------  ----------   ----------   ------------
Balance at beginning of year................................     $   43,290   $    46,965   $   41,609   $   39,729   $     36,059
  Loans charged-off.........................................         (9,141)      (12,955)     (12,060)     (10,576)       (11,158)
  Recoveries on loans previously charged-off................          2,736         3,738        8,051        3,088          3,174
                                                                 ----------   -----------   ----------   ----------   ------------
  Net charge-offs...........................................         (6,405)       (9,217)      (4,009)      (7,488)        (7,984)
  Provisions charged to operating expense...................          5,760         5,542        9,365        8,189         11,654
  Reserve of acquired bank..................................             --            --           --        1,179             --
                                                                 ----------   -----------   ----------   ----------   ------------
Balance at end of year......................................     $   42,645   $    43,290   $   46,965   $   41,609   $     39,729
                                                                 ==========   ===========   ==========   ==========   ============

Allocation of the reserve for loan losses by loan category:
  Commercial and industrial.................................     $    7,683   $     6,214   $    4,409   $    4,671   $      5,263
  Agricultural..............................................          2,351         2,634          113          115            121
  Consumer..................................................          8,542         8,407        6,057        4,347          5,269
  Real estate - 1 - 4 family................................          1,151         1,205        2,859        3,257          2,833
  Real estate - commercial..................................          5,332         3,130        3,640        3,155          3,311
  Real estate - construction................................            841         1,004          218          290            508
  Other.....................................................            950           686          309          300            192
  Unallocated...............................................         15,795        20,010       29,360       25,474         22,232
                                                                 ----------   -----------   ----------   ----------   ------------
    Total....................................................    $   42,645   $    43,290   $   46,965   $   41,609   $     39,729
                                                                 ==========   ===========   ==========   ==========   ============

Reserve as a % of loans at year-end                                    1.44%         1.62%        1.54%        1.39%          1.35%
                                                                 ==========   ===========   ==========   ==========   ============

Commercial and industrial loans:
  Charge-offs...............................................     $   (1,552)  $    (4,551)  $   (2,454)  $   (3,033)  $     (4,710)
  Recoveries................................................            477           945        4,733          799          1,258
                                                                 ----------   -----------   ----------   ----------   ------------
  Net charge-offs...........................................     $   (1,075)  $    (3,606)  $    2,279   $   (2,234)  $     (3,452)
                                                                 ----------   -----------   ----------   ----------   ------------

Agricultural loans:
  Charge-offs...............................................     $      (54)  $       (35)  $      (5)   $       (1)  $         --
  Recoveries................................................             14            --          --            --             38
                                                                 ----------   -----------   ---------    ----------   ------------
  Net charge-offs...........................................     $      (40)  $       (35)  $      (5)   $       (1)  $         38
                                                                 ----------   -----------   ---------    ----------   ------------

Consumer loans:
  Charge-offs...............................................     $   (6,358)  $    (7,458)  $  (8,437)   $   (6,197)  $     (4,903)
  Recoveries................................................          2,137         2,625       3,049         2,033          1,672
                                                                 ----------   -----------   ---------    ----------   ------------
  Net charge-offs...........................................     $   (4,221)  $    (4,833)  $  (5,388)   $   (4,164)  $     (3,231)
                                                                 ----------   -----------   ---------    ----------   ------------

Real estate - 1 - 4 family:
  Charge-offs...............................................     $      (69)  $       (56)  $    (169)   $     (167)  $        (61)
  Recoveries................................................              1            --          28            52            111
                                                                 ----------   -----------   ---------    ----------   ------------
  Net charge-offs...........................................     $      (68)  $       (56)  $    (141)   $     (115)  $         50
                                                                 ----------   -----------   ---------    ----------   ------------

Real estate - commercial:
  Charge-offs...............................................     $     (513)  $      (215)  $    (710)   $     (732)  $     (1,356)
  Recoveries................................................             16           150         220           157             36
                                                                 ----------   -----------   ---------    ----------   ------------
  Net charge-offs...........................................     $     (497)  $       (65)  $    (490)   $     (575)  $     (1,320)
                                                                 ----------   -----------   ---------    ----------   ------------

Real estate - construction loans:
  Charge-offs...............................................             --   $       (12)  $     (52)           --             --
  Recoveries................................................             --            --          --            --             47
                                                                 ----------   -----------   ---------    ----------   ------------
  Net charge-offs...........................................             --   $       (12)  $     (52)           --   $         47
                                                                 ----------   -----------   ---------    ----------   ------------

Other loans:
  Charge-offs...............................................     $     (595)  $      (628)  $    (233)   $     (446)  $       (128)
  Recoveries................................................             91            18          21            47             12
                                                                 ----------   -----------   ---------    ----------   ------------
  Net charge-offs...........................................     $     (504)  $      (610)  $    (212)   $     (399)  $       (116)
                                                                 ----------   -----------   ---------    ----------   ------------

Total loans:
  Charge-offs...............................................     $   (9,141)  $   (12,955)  $ (12,060)   $  (10,576)  $    (11,158)
  Recoveries................................................          2,736         3,738       8,051         3,088          3,174
                                                                 ----------   -----------   ---------    ----------   ------------
  Net charge-offs...........................................     $   (6,405)  $    (9,217)  $  (4,009)   $   (7,488)  $     (7,984)
                                                                 ----------   -----------   ---------    ----------   ------------
Ratio of net charge-offs to average loans
outstanding for the period..................................           0.23%         0.31%       0.13%         0.26%          0.28%
                                                                 ==========   ===========   =========    ==========   ============

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

The following table summarizes nonperforming assets and past due loans for the past five years as well as certain information relating to interest income on nonaccrual and restructured loans outstanding during 1999:

                                    Table 23
               Analysis of Nonperforming Assets and Past Due Loans

                                                                             Years ended December 31,
                                                      -----------------------------------------------------------------------
                                                          1999            1998           1997           1996          1995
                                                      -----------     -----------     ----------     ---------     ---------
Nonaccrual loans...................................   $    20,278     $    20,638     $   11,699     $ 16,974      $  15,138
Restructured loans.................................            --              --            139           --          7,917
                                                      -----------     -----------     ----------     --------      ---------
   Total nonperforming loans.....................          20,278          20,638         11,838       16,974         23,055
Foreclosed real estate.............................         1,157           1,015          5,119        6,589          6,459
                                                      -----------     -----------     ----------     --------      ---------
   Total nonperforming assets....................     $    21,435     $    21,653     $   16,957     $ 23,563      $  29,514
                                                      ===========     ===========     ==========     ========      =========
90 days past due loans.............................   $     5,286     $     5,342     $    5,736     $  5,498      $   5,507
                                                      ===========     ===========     ==========     ========      =========

Nonperforming loans to total loans.................          0.68%           0.77%          0.39%        0.57%          0.79%

Nonperforming assets to total loans
   plus foreclosed real estate.....................          0.72%           0.81%          0.56%        0.79%          1.00%
Nonperforming assets to total assets...............          0.39%           0.42%          0.34%        0.49%          0.62%

Reserve for loan losses as a % of:
   Total loans at year end.........................          1.44%           1.62%          1.54%        1.39%          1.35%
   Nonperforming loans.............................           210%            210%           397%         245%           172%

The effect of nonaccrual and restructured loans on interest income for 1999 is presented below:
                                                                                                                      1999
                                                                                                                   ---------
     Interest which would have been included at the original contract rates.............................           $   2,409
     Interest included in income during the year........................................................                (675)
                                                                                                                   ---------
     Interest income not recognized.....................................................................           $   1,734
                                                                                                                   =========

As shown in Table 23, nonperforming loans totaled $20,278 at year-end 1999 as compared to $20,638 at year-end 1998, decreasing as a percentage of total loans to .68% in 1999 from .77% in 1998. The increase in nonaccrual loans in 1998 was primarily attributable to two commercial loan customers, each comprising approximately one half of the increase. During 1999, nonperforming loans and nonperforming assets were comparable to 1998 levels but improved on a percentage basis. First Midwest's disclosure with respect to impaired loans is contained in
Note 6 to "Notes to the Consolidated Financial Statements" located on page.

In addition to the loans summarized in Table 23, the Securities and Exchange Commission Industry Guide for Bank Holding Companies requires that certain other loans which First Midwest is monitoring, but where current conditions do not warrant classification as nonaccrual or restructured, be disclosed. These loans, which totaled $26,725 at December 31, 1999, as compared to $27,026 at year-end 1998, continue to accrue interest and are specifically considered in the evaluation of the adequacy of the reserve for loan losses.

YEAR 2000

Since April 1997, First Midwest has been engaged in the process of addressing a potential problem that confronted all users of automated information systems, including personal computers, generally referred to as the Year 2000 Issue. The issue is the result of computer systems processing transactions based upon 2 digits representing the year of the transaction rather than 4 full digits (i.e. 99 for 1999).

During 1999, First Midwest completed all renovations, testing and the development of detailed contingency plans to address potential risks in the event of Year 2000 failures. To date, First Midwest experienced no significant problems relating to the century turn transition.

Although considered unlikely, unanticipated problems in First Midwest's core business processes, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remediate affected systems and develop contingency plans. Management will continue to monitor all business processes, including interaction with the Company's customers, vendors and other third parties, throughout 2000 to address any issues and ensure all processes continue to function properly.

All costs incurred to address the Year 2000 issue have had no material impact on the Company's financial condition, results of operations or liquidity. There are no anticipated material expenditures expected to be incurred in the future related to the Year 2000 issue.

QUARTERLY REVIEW

Table 24 summarizes First Midwest's quarterly earnings performance for 1999 and 1998:

                                    Table 24
                     Quarterly Earnings Performance /(1)/

                                                     1999                                             1998
                                  --------------------------------------------    ----------------------------------------------
                                    Fourth      Third      Second      First         Fourth      Third       Second      First
                                  ----------  ---------  ----------  ---------    ----------- ----------- ----------- ----------
Interest income................   $  94,853   $ 91,795   $  87,202   $ 87,429     $   89,380  $   92,720  $   90,641  $  91,856
Interest expense...............      47,063     43,335      38,550     39,667         43,949      45,778      44,442     42,847
Net interest income............      47,790     48,460      48,652     47,762         45,431      46,942      46,199     49,009
Provision for loan losses /(2)/       1,484      1,784       1,205      1,287          1,003       2,404         867      1,268
Noninterest income.............      15,240     14,340      14,503     14,251         15,219      14,003      13,697     12,543
Special charges /(3)/..........          --         --          --         --             --      16,148          --         --
Noninterest expense............      37,343     37,209      37,781     37,476         35,247      35,269      35,529     36,609
Income tax expense.............       6,072      5,805       6,284      6,359          7,077       2,470       6,965      7,483
Net income.....................      18,131     18,002      17,885     16,891         17,323       4,654      16,535     16,192
Pro forma net income
   before special items /(4)/..   $  18,131   $ 18,002   $  17,885   $ 16,891     $   17,323  $   17,187  $   16,535  $  16,192
--------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share /(5)/.   $    0.44   $   0.43   $    0.42   $   0.39     $     0.40  $     0.10  $     0.37  $    0.37
Diluted earnings per share /(5)/  $    0.44   $   0.43   $    0.42   $   0.39     $     0.39  $     0.10  $     0.37  $    0.36

Pro forma diluted earnings per
   share before special
   items. /(4)/................   $    0.44   $   0.43   $    0.42   $   0.39     $     0.39  $     0.38  $     0.37  $    0.36
--------------------------------------------------------------------------------------------------------------------------------
Return on average equity.......       19.49%     18.33%      16.85%     15.30%         15.18%       3.88%      14.16%     14.26%

Pro forma return on
   average equity before
   special items (4)...........       19.49%     18.33%      16.85%     15.30%         15.18%      14.34%      14.16%     14.26%
--------------------------------------------------------------------------------------------------------------------------------
Return on average assets.......        1.31%      1.33%       1.40%      1.34%          1.32%       0.36%       1.31%      1.33%

Pro forma return on
   average assets before
   special items /(4)/.........        1.31%      1.33%       1.40%      1.34%          1.32%       1.32%       1.31%      1.33%
--------------------------------------------------------------------------------------------------------------------------------
Net interest margin - tax
   equivalent..................        4.06%      4.21%       4.42%      4.23%          4.02%       4.17%       4.17%      4.48%
--------------------------------------------------------------------------------------------------------------------------------

Notes:
/(1)/  All ratios are presented on an annualized basis.

/(2)/ Third quarter 1998 provision for loan losses includes $650 in provisions for loan losses incident to conforming acquiree credit policies to First Midwest's.

/(3)/ Third quarter 1998 special charges include acquisition expenses in connection with the Heritage merger.

/(4)/ Represents net income, diluted earnings per share, return on average equity and return on average assets on a pro-forma basis excluding the after-tax effect of the provisions for loan losses and special charges described in (2) and (3) above.

/(5)/ The sum of the 1999 quarterly earnings per share amounts do not equal the full year earnings per share by $.01 due to a change in weighted shares outstanding resulting from the 1999 share repurchase program and the 3-for-2 stock split paid in December 1999.

FOURTH QUARTER 1999 vs. 1998

Net income for the fourth quarter of 1999 increased to $18.1 million or $0.44 per diluted share, as compared to 1998 fourth quarter net income of $17.3 million or $0.39 per diluted share, representing an increase on a per diluted shared basis of 12.8%.

The primary contributor to the improvement in earnings per share in the fourth quarter of 1999 as compared to 1998 was net interest income. Also contributing to per share performance was the effect of the common stock repurchase program which reduced shares outstanding during 1999. Although noninterest income in the fourth quarter of 1999 remained essentially unchanged from the 1998 quarter, improvement was realized in the 1999 quarter in all categories of noninterest income except mortgage banking revenues, which decreased from $3,002 in the 1998 quarter to $976 in the 1999 quarter. The increase in noninterest expense in the 1999 quarter over 1998 was distributed evenly among the major categories of expense.

--------------------------------------------------------------------------------

                          FORWARD LOOKING STATEMENTS

The preceding "Business", "Legal Proceeding" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-K contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents First Midwest's expectations and beliefs concerning future events including, without limitation, the following: the Company's efforts in retaining and expanding its customer base and differentiating it from its competition; the FDIC insurance premium assessments for 2000; the impact from liabilities arising from legal proceedings on its financial condition; the impact of certain securities sales, and interest rates in general, on the volatility of its net interest income; the impact of policy guidelines and strategies on net interest income based on future interest rate projections; the ability to provide funding sources for both the Bank and the Parent Company; the impact of portfolio diversification and the outplacement of high risk loans on future levels of loan losses; the reversal in the trend of competition for real estate-commercial loans and the effect of loan growth generally on the improvement in net interest income; the assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions; and Management's assessment of the impact of the Year 2000 issue on the future expenditures of the Company.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business-related risks and uncertainties effecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitations, the following: dynamics of the markets served in terms of competition from traditional and nontraditional financial service providers can effect both the funding capabilities of the Company in terms of deposit garnering as well as the ability to compete for loans and generate the higher yielding assets necessary to improve net interest income; future legislation and actions by the Federal Reserve Board may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates and operational limitations; significant fluctuations in market interest rates may affect the ability to reinvest proceeds from the maturities and prepayments on certain categories of securities and affect the overall yield of the portfolio; business expansion activities and other efforts to retain customers may increase the need for staffing and the resulting personnel expense in future periods; deviations from the assumptions used to evaluate the appropriate level of the reserve for loan losses as well as future purchases and sales of loans may affect the appropriate level of the reserve for loan losses and thereby affect the future levels of provisioning; the steps necessary to address the residual effects, if any, of the Year 2000 issue.

Accordingly, results actually achieved may differ materially from expected results in these statements. First Midwest does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.


                     ITEM 7A. QUALITATIVE AND QUANTITATIVE
                         DISCLOSURES ABOUT MARKET RISK

Discussions regarding qualitative and quantitative disclosures about market risk is located starting on page 17 of this report.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FIRST MIDWEST BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CONDITION
                            (Amounts in thousands)

                                                                                               December 31,
                                                                                  --------------------------------------
                                                                                       1999                     1998
                                                                                  -------------           --------------
Assets
Cash and due from banks....................................................       $     155,407           $      156,524
Funds sold and other short-term investments................................               1,566                       12
Mortgages held for sale....................................................              12,215                   75,235
Securities available for sale, at market value.............................           2,033,247                1,979,115
Securities held to maturity, at amortized cost (market value of
   $44,244 and $50,794 at December 31, 1999 and 1998, respectively.........              43,543                   48,964
Loans, net of unearned discount............................................           2,962,487                2,664,417
Reserve for loan losses....................................................             (42,645)                 (43,290)
                                                                                  -------------           --------------
     Net loans.............................................................           2,919,842                2,621,127

Premises, furniture and equipment..........................................              80,408                   78,168
Accrued interest receivable................................................              43,181                   36,362
Investment in corporate owned life insurance...............................             105,343                  100,135
Other assets...............................................................             116,836                   97,245
                                                                                  -------------           --------------
     Total assets..........................................................       $   5,511,588           $    5,192,887
                                                                                  =============           ==============

Liabilities and Stockholders' Equity
Liabilities:
  Demand deposits..........................................................       $     663,306           $      695,484
  Savings deposits.........................................................             479,618                  529,322
  NOW accounts.............................................................             451,269                  452,028
  Money Market deposits....................................................             465,354                  516,512
  Time deposits............................................................           1,941,636                1,857,105
                                                                                  -------------           --------------
     Total deposits........................................................           4,001,183                4,050,451

  Borrowed funds...........................................................           1,077,732                  623,899
  Accrued interest payable.................................................              21,722                   17,245
  Other liabilities........................................................              41,690                   48,394
                                                                                  -------------           --------------
     Total liabilities.....................................................           5,142,327                4,739,989
                                                                                  -------------           --------------

Stockholders' equity:
   Preferred stock, no par value: 1,000 shares authorized, none issued.....                  --                       --
   Common stock, $.01 par value; 60,000 shares authorized:
     1999 - 45,548 shares issued; 41,113 shares outstanding
     1998 - 45,547 shares issued; 43,549 shares outstanding................                 455                      455
   Additional paid-in capital..............................................              81,845                   85,889
   Retained earnings.......................................................             442,711                  399,446
   Accumulated other comprehensive income, net of tax......................             (49,072)                   9,875
   Treasury stock, at cost; 1999 - 4,435 shares and 1998 - 1,998 shares....            (106,678)                 (42,767)
                                                                                  -------------           --------------
     Total stockholders' equity............................................             369,261                  452,898
                                                                                  -------------           --------------
     Total liabilities and stockholders' equity............................       $   5,511,588           $    5,192,887
                                                                                  =============           ==============

____________________________

See Notes to Consolidated Financial Statements.

                          FIRST MIDWEST BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)

                                                                                      Years ended December 31,
                                                                            ---------------------------------------------
                                                                                  1999           1998           1997
                                                                            --------------   -----------   -------------
Interest Income
Loans.................................................................      $      233,744   $   259,495   $     266,775
Securities:
  Available for sale - taxable........................................              97,061        78,986          77,274
  Available for sale - nontaxable.....................................              23,626         9,918           7,498
  Held to maturity - taxable..........................................               1,418         1,451             865
  Held to maturity - nontaxable.......................................               1,464         8,526           6,328
                                                                            --------------   -----------   -------------
     Total interest on securities.....................................             123,569        98,881          91,965
                                                                            --------------   -----------   -------------

Funds sold and other short-term investments...........................               3,966         6,221           2,921
                                                                            --------------   -----------   -------------
     Total interest income............................................             361,279       364,597         361,661
                                                                            --------------   -----------   -------------

Interest Expense
Savings deposits......................................................               9,969        13,696          14,865
NOW accounts..........................................................               8,234         9,798           9,568
Money market deposits.................................................              16,482        19,241          16,103
Time deposits.........................................................              94,492       103,477         100,129
Borrowed funds........................................................              39,438        30,804          27,853
                                                                            --------------   -----------   -------------
     Total interest expense...........................................             168,615       177,016         168,518
                                                                            --------------   -----------   -------------

   Net interest income................................................             192,664       187,581         193,143

Provision for Loan Losses.............................................               5,760         5,542           9,365
                                                                            --------------   -----------   -------------
     Net interest income after provision for loan losses..............             186,904       182,039         183,778
                                                                            --------------   -----------   -------------
Noninterest Income
Service charges on deposit accounts...................................              18,720        17,100          16,735
Trust and investment management fees..................................              10,135         9,134           8,411
Other service charges, commissions and fees...........................              11,825        10,197           9,428
Mortgage banking revenues.............................................               5,646         8,535           6,161
Security gains, net...................................................                  97         1,657           1,283
Corporate owned life insurance income.................................               5,209         3,135              --
Other income..........................................................               6,702         5,704           5,354
                                                                            --------------   -----------   -------------
     Total noninterest income.........................................              58,334        55,462          47,372
                                                                            --------------   -----------   -------------


Noninterest Expense
Salaries and wages....................................................              63,697        63,268          59,998
Retirement and other employment benefits..............................              15,318        14,026          15,063
Occupancy expense of premises.........................................              13,366        12,039          11,891
Equipment expense.....................................................               8,479         8,354           8,442
Computer processing expense...........................................              10,113         9,846           9,129
Professional services.................................................               8,527         7,849           7,546
Advertising and promotions............................................               3,822         4,576           3,959
Acquisition charges...................................................                  --        16,148           5,446
Other expenses........................................................              26,487        22,696          24,643
                                                                            --------------   -----------   -------------
     Total noninterest expense........................................             149,809       158,802         146,117
                                                                            --------------   -----------   -------------
Income before income tax expense......................................              95,429        78,699          85,033
Income tax expense....................................................              24,520        23,995          28,425
                                                                            --------------   -----------   -------------
  Net Income..........................................................      $       70,909   $    54,704   $      56,608
                                                                            ==============   ===========   =============
Per Share Data
  Basic earnings per share............................................      $         1.68   $      1.24   $        1.29
  Diluted earnings per share..........................................      $         1.67   $      1.22   $        1.26
  Weighted average shares outstanding.................................              42,135        43,996          43,980
  Weighted average diluted shares outstanding.........................              42,457        44,705          44,855

_________________________

See Notes to Consolidated Financial Statements.

                          FIRST MIDWEST BANCORP, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (Amounts in thousands, except per share data)

                                                                                                          Accumulated
                                                             Additional                                      Other
                                                  Common       Paid-in       Retained      Treasury      Comprehensive
                                                   Stock       Capital       Earnings        Stock           Income         Total
                                                ---------    ------------  -----------    ------------   ------------    -----------
Balance at December 31, 1996..................  $     455    $   85,922    $   343,154    $  (13,920)    $      2,519    $  418,130
Comprehensive Income:
  Net income.................................          --            --         56,608            --               --        56,608
  Other comprehensive income, net of tax:
     Unrealized gains on securities, net
     of reclassification adjustment...........         --            --             --            --            9,492         9,492
                                                                                                                         ----------
  Total comprehensive income..................         --            --                                                      66,100
Dividends ($.55 per share)....................         --            --        (14,594)           --               --       (14,594)
Cash dividends paid by acquiree prior to
  combination.................................         --            --         (7,062)           --               --        (7,062)
Purchase of treasury stock....................         --          (120)            --       (13,463)              --       (13,583)
Issuance of treasury stock to benefit plans...         --            70             --           896               --           966
Sale of treasury stock........................         --           180             --         4,620               --         4,800
Exercise of stock options.....................         --           924         (2,989)        7,027               --         4,962
                                                ---------    ----------    -----------    ----------     ------------    ----------
Balance at December 31, 1997..................        455        86,976        375,117       (14,840)          12,011       459,719

Comprehensive Income:
  Net income..................................         --            --         54,704            --               --        54,704
  Other comprehensive income, net of tax:
     Unrealized (losses) on securities, net
     of reclassification adjustment...........         --            --             --            --           (2,136)       (2,136)
                                                                                                                         ----------
  Total comprehensive income..................         --            --             --            --               --        52,568
Dividends ($.61 per share)....................         --            --        (24,829)           --               --       (24,829)
Cash dividends paid by acquiree prior to
  combination.................................         --            --         (2,715)           --               --        (2,715)
Purchase of treasury stock....................         --        (1,081)             9       (34,362)              --       (35,434)
Issuance of treasury stock to benefit plans...         --            88             --         1,409               --         1,497
Exercise of stock options.....................         --          (123)        (2,840)        5,103               --         2,140
Fair market value adjustment to treasury
  stock held in Grantor Trust.................         --            29             --           (77)              --           (48)
                                                ---------    ----------    -----------    ----------     ------------    ----------
Balance at December 31, 1998..................        455        85,889        399,446       (42,767)           9,875       452,898

Comprehensive Income:
  Net income..................................         --            --         70,909            --               --        70,909
  Other comprehensive income, net of tax:
     Unrealized (losses) on securities, net
     of reclassification adjustment...........         --            --             --            --          (58,947)      (58,947)
                                                                                                                         ----------
  Total comprehensive income..................                                                                               11,962
Dividends ($.66 per share)....................         --            --        (27,644)           --               --       (27,644)
Purchase of treasury stock....................         --            --             --       (70,043)              --       (70,043)
Issuance of treasury stock to benefit plans...         --           (14)            --           413               --           399
Exercise of stock options.....................         --        (4,050)            --         5,770               --         1,720
Fair market value adjustment to treasury
  stock held in Grantor Trust.................         --            20             --           (51)              --           (31)
                                                ---------    ----------    -----------    ----------     ------------    ----------
Balance at December 31, 1999..................  $     455    $   81,845    $   442,711    $ (106,678)    $    (49,072)   $  369,261
                                                =========    ==========    ===========    ==========     ============    ==========
___________________________________________________________________________________________________________________________________

See Notes to Consolidated Financial Statements.

                          FIRST MIDWEST BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                                           Year ended December 31,
                                                                                ----------------------------------------------
Operating Activities                                                                 1999             1998            1997
                                                                                --------------  --------------   -------------
 Net income................................................................     $      70,909   $       54,704   $      56,608
 Adjustments to reconcile net income to net cash provided (used) by operating activities:
  Provision for loan losses................................................             5,760            5,542           9,365
  Depreciation and amortization on premises, furniture and equipment.......             8,988            8,875           8,924
  Net amortization of premium on securities................................                74           12,078           3,927
  Net (gains) on sales of securities.......................................               (97)          (1,657)         (1,283)
  Net (gains) on sales of other real estate owned..........................              (618)            (561)           (113)
  Net (gains) on sales of premises, furniture and equipment................              (615)            (454)           (694)
  Net pension cost.........................................................             1,922            1,613             629
  Net decrease (increase) in deferred income taxes.........................             3,296           (1,448)         (2,694)
  Net amortization of goodwill and other intangibles.......................             3,034            3,759           5,165
 Changes in operating assets and liabilities:
  Originations and purchases of mortgage loans held for sale...............          (445,179)        (552,081)       (175,181)
  Proceeds from sales of mortgage loans held for sale......................           508,199          503,703         161,816
  Net (increase) in accrued interest receivables...........................            (6,819)          (1,472)           (764)
  Net decrease (increase) in other assets..................................             5,491          (19,826)        (14,260)
  Purchases of corporate owned life insurance..............................            (5,208)        (100,135)             --
  Net increase (decrease) in accrued interest payable......................             4,477           (1,690)          2,052
  Net (decrease) increase in other liabilities.............................            (2,662)           2,117         (67,066)
                                                                                -------------   --------------   -------------
     Net cash provided (used) by operating activities......................           150,952           86,933         (13,569)
                                                                                -------------   --------------   -------------

 Investing Activities
 Securities available for sale:
  Proceeds from maturities, repayments and calls...........................           433,469        1,668,965         579,847
  Proceeds from sales......................................................           380,216          823,029         366,898
  Purchases................................................................          (964,329)      (2,770,758)       (988,719)
 Securities held to maturity:
  Proceeds from maturities, repayments and calls...........................            11,229           15,529          16,290
  Purchases................................................................            (5,921)         (11,293)        (10,648)
 Loans made to customers, net of principal collected.......................          (309,691)         124,706         (56,443)
 Proceeds from sales of other real estate owned............................             5,692            5,177           4,401
 Proceeds from sales of premises...........................................             1,239              363           2,552
 Purchases of premises, furniture and equipment............................           (11,852)         (10,787)        (12,484)
                                                                                -------------   --------------   -------------
     Net cash (used) by investing activities...............................          (459,948)        (155,069)        (98,306)
                                                                                -------------   --------------   -------------

 Financing Activities
 Net (decrease) increase in deposit accounts...............................           (49,268)         115,033         245,440
 Net increase (decrease) in borrowed funds.................................           453,833          140,298         (95,345)
 Purchase of treasury stock................................................           (70,043)         (35,434)        (14,388)
 Issuance of treasury stock to benefit plans...............................               399            1,497             966
 Sale of treasury stock....................................................                --               --           4,800
 Cash dividends paid.......................................................           (27,208)         (25,103)        (20,521)
 Exercise of stock options.................................................             1,720            2,140           4,962
                                                                                -------------   --------------   -------------
      Net cash provided by financing activities............................           309,433          198,431         125,914
                                                                                -------------   --------------   -------------

      Net increase (decrease) in cash and cash equivalents.................               437          (43,571)         14,039
      Cash and cash equivalents at beginning of the period.................           156,536          200,107         186,068
                                                                                -------------   --------------   -------------
      Cash and cash equivalents at end of the period.......................     $     156,973   $      156,536   $     200,107
                                                                                =============   ==============   =============
_______________________________________________________________________________________________________________________________

See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - First Midwest Bancorp, Inc. ("First Midwest" or the "Company") is a Delaware corporation that was incorporated in 1982, began operations on March 31, 1983 and was formed through an exchange of common stock. First Midwest, the third largest Illinois based publicly traded banking company, has operations primarily located in Northern Illinois with approximately 85% of its banking assets in the suburban metropolitan Chicago area. First Midwest is engaged in commercial and retail banking and offers a broad array of lending, depository and related financial services tailored for individual, commercial and industrial and governmental customers. Additionally, First Midwest offers trust, investment management, mortgage banking and insurance services in the same markets served by its banking operations.

Principles of Consolidation - The consolidated financial statements include the accounts and results of operations of First Midwest after elimination of all significant intercompany accounts and transactions. Assets held by its subsidiaries (the "Affiliates") in a fiduciary or agency capacity are not assets of the Affiliates and, accordingly, are not included in the consolidated financial statements.

Basis of Presentation - Certain reclassifications have been made to prior year amounts to conform with the current year presentation. For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents have been defined by Management to include cash and due from banks, funds sold and other short-term investments. First Midwest uses the accrual basis of accounting for financial reporting purposes, except for immaterial sources of income and expense which are recorded when received or paid.

Use of Estimates - The accounting and reporting policies of First Midwest and its Affiliates conform to generally accepted accounting principles and general practice within the banking industry. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements.

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

Mortgages Held for Sale - First Midwest originates residential real estate mortgage loans which are to be sold in the secondary market, including loans securitized under programs with the Federal Home Loan Mortgage Corporation ("FHLMC"), and the Federal National Mortgage Association ("FNMA"). Mortgage loans held for sale may be hedged with forward sales commitments in order to minimize interest rate exposure by contracting for the sale of loans in the future at specific prices. Gains and losses from hedging transactions on residential real estate mortgage loans held for sale are included in the cost of the loans in determining the gain or loss when the loans are sold. Residential real estate mortgage loans held for sale are carried at the lower of aggregate cost or market value.

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

Goodwill and Other Intangibles - Goodwill, representing the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting, is being amortized using the straight-line method over periods not exceeding 20 years. Core deposit intangibles, representing the premium associated with the acquisition of certain deposit liabilities, are being amortized to operating expense on an accelerated basis over the average lives of such deposit liabilities.

Goodwill and other intangibles, which collectively represent less than 1% of total assets, are periodically assessed for recoverability through review of various economic factors to determine whether any impairment exists.

Mortgage Servicing Rights - First Midwest recognizes as separate assets the rights to service mortgage loans for others, however those rights are acquired. Capitalized servicing rights are reported in other assets. After the residential mortgage loan portfolio is stratified by servicing type, loan type, rate type and interest rate, the fair value of the mortgage servicing rights ("MSR") is determined using the present value of estimated expected future cash flows assuming a market discount rate and certain forecasted prepayment rates based on the industry experience. MSRs are amortized in proportion to, and over the period of, the estimated net servicing income of the underlying financial assets. The assessment of impairment on MSRs is based on the current fair value of those rights. Such impairment is recognized through a valuation allowance established through a charge to expense. First Midwest hedges its exposure to the prepayment risk associated with the servicing rights by using off-balance sheet derivative financial instruments.

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

Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding plus all potential common shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. First Midwest's potential common shares represent shares issuable under its stock option plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

Stock Split - In November 1999, First Midwest's board of directors approved a three-for-two stock split effected in the form of a stock dividend. The additional shares resulting from the split were distributed on December 20, 1999 to shareholders of record as of December 3, 1999. The consolidated financial statements, notes and other references to share and per share data have been retroactively restated for the stock split.

Stock-Based Compensation - Pursuant to FASB No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based compensation plans, First Midwest has elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board ("APB") Opinion 25 and related interpretations. Under APB 25, no compensation expense is recognized as the exercise price of First Midwest's stock options is equal to the fair market value of it's common stock on the date of the grant. Accordingly, pro forma net income, pro forma earnings per share, and stock-based compensation plan disclosure requirements as set forth in FASB No. 123 are presented in Note 16 Stock Option Plans.

Accounting for Transfers and Servicing of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Comprehensive Income - Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. First Midwest includes unrealized gains or losses, net of tax on securities available for sale in other comprehensive income.

Segment Disclosures - Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. First Midwest's chief operating decision maker evaluates the operations of the Company as one operating segment, commercial banking, due to the materiality of the commercial banking operation to the Company's financial condition and results of operations, taken as a whole, and as a result separate segment disclosures are not required. First Midwest offers the following products and services to external customers: deposits, loans, mortgage banking related services and trust services. Revenues for each of these products and services are disclosed separately in the Consolidated Statements of Income.

Recent Accounting Pronouncements

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

2. MERGERS

Heritage Financial Services, Inc.

On July 1, 1998, First Midwest consummated the merger with Heritage Financial Services, Inc. ("Heritage"), in a transaction accounted for as a pooling-of-interests. Each outstanding share of Heritage common stock, no par value, was converted into 1.15 shares of First Midwest Common Stock, $.01 par value, resulting in the issuance of approximately 14.4 million shares of First Midwest Common Stock.

In connection with the merger, First Midwest recognized a third quarter 1998 pre-tax merger related charge of $16,798 consisting of $16,148 in merger expenses and $650 in provision for loan losses incident to conforming Heritage's credit policies to First Midwest's. The merger expenses, certain of which are nondeductible for income tax purposes, were recorded through the establishment of a reserve with the $1,590 December 31, 1998 balance being paid during 1999.

SparBank, Incorporated

On October 1, 1997 First Midwest consummated the merger of SparBank, Incorporated ("SparBank"), in a transaction that was structured as a tax-free exchange and accounted for as a pooling-of-interests, resulting in the issuance of 4,847 shares of First Midwest Common Stock to SparBank stockholders.

Coincident with the SparBank merger, First Midwest recorded $6,742 in merger-related costs consisting of $5,446 in acquisition expenses and $1,296 in provisions for loan losses incident to conforming SparBank's credit policies to First Midwest's. The merger expenses, certain of which are nondeductible for income tax purposes, were recorded through the establishment of a reserve of which the $541 remaining balance from December 31, 1998 being paid over the course of 1999 primarily related to legal and employee severance.

3.  REGULATORY AND CAPITAL MATTERS

The principal source of cash flow for First Midwest (parent company) is dividends from its banking and other subsidiaries. Various Federal and state banking regulations and capital guidelines limit the amount of dividends that may be paid to the parent company by its banking subsidiaries. Future payment of dividends by the subsidiaries is dependent on individual regulatory capital requirements and levels of profitability. The amount of dividends the banking subsidiaries can pay to First Midwest without prior approval of regulatory agencies is limited to the banking subsidiaries net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years. Since First Midwest is a legal entity, separate and distinct from it's subsidiaries, the dividends of First Midwest are not subject to such bank regulatory guidelines.

First Midwest and First Midwest Bank, National Association (the "Bank") are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines, First Midwest and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantative measures established by regulation to ensure capital adequacy require First Midwest and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 1999, First Midwest and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the banking subsidiary must maintain minimum Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the Bank's category.

The following table summarizes the actual capital ratios for First Midwest and its banking subsidiary, as well as those required to be categorized as adequately capitalized and well capitalized.

                                               First Midwest                For Capital           Well Capitalized for
                                                   Actual                Adequacy Purposes               FDICIA
-----------------------------------------------------------------------------------------------------------------------
                                             Capital     Ratio           Capital     Ratio        Capital       Ratio
-----------------------------------------------------------------------------------------------------------------------
As of December 31, 1999:
Total Capital (to Risk-Weighted Assets)
   First Midwest Bancorp, Inc............. $  437,951    11.32%        $  309,604     8.00%      $  387,005     10.00%
   First Midwest Bank, N.A................    392,071    10.28            305,053     8.00          381,316     10.00

Tier 1 Capital (to Risk-Weighted Assets):
   First Midwest Bancorp, Inc.............    395,306    10.21            154,802     4.00          232,203      6.00
   First Midwest Bank, N.A................    349,426     9.16            152,526     4.00          228,790      6.00

Tier 1 Leverage Ratio:
   First Midwest Bancorp, Inc.............    395,306     7.19            164,876     3.00          274,793      5.00
   First Midwest Bank, N.A................    349,426     6.45            162,502     3.00          270,836      5.00
-----------------------------------------------------------------------------------------------------------------------

                                               First Midwest                For Capital           Well Capitalized for
                                                   Actual                Adequacy Purposes               FDICIA
-----------------------------------------------------------------------------------------------------------------------
                                             Capital     Ratio           Capital     Ratio        Capital       Ratio
-----------------------------------------------------------------------------------------------------------------------
As of December 31, 1998:
Total Capital (to Risk-Weighted Assets)
   First Midwest Bancorp, Inc..............$  480,611    13.29%        $  277,310     8.00%       $  346,637    10.00%
   First Midwest Bank, N.A.................   379,210    11.27            269,237     8.00           336,546    10.00

Tier 1 Capital (to Risk-Weighted Assets):
   First Midwest Bancorp, Inc..............   417,321    12.04            138,655     4.00           207,982     6.00
   First Midwest Bank, N.A.................   337,138    10.02            134,619     4.00           201,928     6.00

Tier 1 Leverage Ratio:
   First Midwest Bancorp, Inc..............   417,321     8.04            154,993     3.00           258,322     5.00
   First Midwest Bank, N.A.................   337,138     6.64            152,340     3.00           253,900     5.00
-----------------------------------------------------------------------------------------------------------------------

Under the provisions of the Federal Reserve Act, depository institutions are required to maintain certain average balances in the form of cash or noninterest-bearing balances with the Federal Reserve Bank. Average reserve balances aggregating $40,165 million in 1999 were maintained in fulfillment of these requirements.

4. SECURITIES

The aggregate amortized cost, gross unrealized gains and losses, and market value of securities as of December 31 were as follows:

                                                  1999                                               1998
                            -------------------------------------------------   -------------------------------------------------
                                            Gross Unrealized                                    Gross Unrealized
                                         -----------------------                             -----------------------
                            Amortized                                Market     Amortized                                Market
                              Cost         Gains        Losses       Value        Cost         Gains        Losses       Value
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Available for Sale

U.S. Treasury securities... $    2,136   $        1   $       (5)  $    2,132   $   19,575   $      156   $       --       19,731
U.S. Agency securities.....    644,151          309       (7,542)     636,918      283,920          251         (312)     283,859
Mortgage-backed securities.    943,949          611      (40,038)     904,522    1,258,184        8,172       (8,020)   1,258,336
State and Municipal
 securities................    488,793        1,150      (31,676)     458,267      392,633       17,567       (1,644)     408,556
Other securities...........     34,664           23       (3,279)      31,408        8,609           24           --        8,633
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Total................ $2,113,693   $    2,094   $  (82,540)  $2,033,247   $1,962,921   $   26,170   $   (9,976)  $1,979,115
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

Held to Maturity

U.S. Treasury securities... $    1,120   $       --   $       --   $    1,120   $      896   $        3   $       --   $      899
U.S. Agency securities.....        401           --           --          401          403            2           (1)         404
State and municipal
 securities................     20,619          729          (28)      21,320       26,388        1,825           --       28,213
Other securities...........     21,403           --           --       21,403       21,277            1           --       21,278
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total...................... $   43,543   $      729   $      (28)  $   44,244   $   48,964   $    1,831   $       (1)  $   50,794
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

In conjunction with the 1998 Heritage merger, First Midwest transferred certain state and municipal securities with an amortized cost of $85,519 from the held to maturity portfolio to available for sale portfolio incident to conforming the securities acquired to First Midwest's interest rate and credit risk policies. At the time of the transfer, the net unrealized gain on these securities totaled $3,427.

The amortized cost and market value of securities as of December 31, 1999, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or payment penalties.

                                            Available For Sale                   Held To Maturity
                                     --------------------------------      ------------------------------
                                        Amortized           Market           Amortized        Market
                                          Cost              Value              Cost           Value
                                     ---------------   --------------      -------------   --------------
       One year or less............  $      201,912    $      197,467      $       3,017   $        3,025
       One year to five years......         738,023           715,844              6,991            7,125
       Five years to ten years.....         504,486           352,363              5,763            6,110
       Over ten years..............         669,272           767,573             27,772           27,984
                                     ---------------   --------------      -------------   --------------
       Total.......................  $    2,113,693    $    2,033,247      $      43,543   $       44,244
                                     ==============    ==============      =============   ==============

The following table presents proceeds from sales of securities and the components of net security gains for the three years ended December 31:

                                                  ------------  -------------  --------------
                                                      1999          1998            1997
                                                  ------------  -------------  --------------
       Proceeds from sales.....................   $    380,216  $     823,029  $      366,898
       Gross realized gains....................          2,597         10,062           2,840
       Gross realized losses...................         (2,500)        (8,405)         (1,557)
                                                  ------------  -------------  --------------
          Net realized gains...................   $         97  $       1,657  $        1,283
                                                  ============  =============  ==============

       Income taxes on net realized gains.....    $         38  $         625  $          500

The book value of securities available for sale, securities held to maturity and securities purchased under agreements to resell, which were pledged to secure deposits and for other purposes as permitted or required by law at December 31, 1999 and 1998 totaled $1,758,761 and $1,643,254, respectively.

5. LOANS

Major classification of loans at December 31, 1999 and 1998 are as follows:

                                                        -------------    -------------
                                                            1999             1998
                                                        -------------    -------------
    Commercial and industrial......................     $     714,305    $     721,599
    Agricultural...................................            56,852           49,397
    Consumer.......................................           847,997          688,774
    Real Estate - 1 - 4 family.....................           253,268          257,307
    Real Estate - commercial.......................           834,852          769,514
    Real Estate - construction.....................           189,018          148,469
    Other..........................................            66,195           29,357
                                                        -------------    -------------
       Loans, net of unearned discount.............     $   2,962,487    $   2,664,417
                                                        =============    =============

First Midwest concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are garnered in the same market areas. As a result, First Midwest strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. As of December 31, 1999 and 1998, there were no significant loan concentrations with any single borrower, industry or geographic segment.

It is the policy of First Midwest to review each prospective credit in order to determine the appropriateness of and when required, the adequacy of security or collateral to obtain prior to making a loan. The type of collateral, when required, will vary in ranges from liquid assets to real estate. The Company's access to collateral, in the event of borrower default, is assured through adherence to state lending laws and the Company's lending standards and credit monitoring procedures.

The following table summarizes the book value of loans that were pledged to secure deposits and for other purposes as required or permitted by law at December 31, 1999 and 1998:

                                                        -------------    -------------
                                                            1999              1998
                                                        -------------    -------------
   Deposits..........................................   $      66,657    $      67,183
   Federal Home Loan Bank advances...................         250,000          166,667
                                                        -------------    -------------
      Total..........................................   $     316,657    $     233,850
                                                        =============    =============

6. RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

A summary of the transactions in the reserve for loan losses and details regarding impaired loans follows for the three years ended December 31:

                                                        -------------    -------------    -------------
                                                            1999             1998             1997
                                                        -------------    -------------    -------------
   Balance at beginning of year.....................    $      43,290    $      46,965    $      41,609
     Loans charged-off..............................           (9,141)         (12,955)         (12,060)
     Recoveries on loans previously charged-off.....            2,736            3,738            8,051
                                                        -------------    -------------    -------------
        Net (charge-offs)...........................           (6,405)          (9,217)          (4,009)
     Provision for loan losses......................            5,760            5,542            9,365
                                                        -------------    -------------    -------------
   Balance at end of year...........................    $      42,645    $      43,290    $      46,965
                                                        =============    =============    =============

   Impaired Loans:
     Valuation reserve required/(1)/................    $         348    $         325    $       3,009
     No valuation reserve required..................           16,193           15,890            7,801
                                                        -------------    -------------    -------------
        Total impaired loans........................    $      16,541    $      16,215    $      10,810
                                                        =============    =============    =============

   Valuation reserve related to impaired loans......    $         333    $         232    $         952
   Average impaired loans...........................    $      15,544    $      15,552    $      14,079
   Interest income recognized on impaired loans.....    $          --    $          52    $         215

/(1)/ These impaired loans require a valuation reserve allocation because the value of the loans is less than the recorded investment in the loans.

7.  MORTGAGE SERVICING RIGHTS


First Midwest serviced $1,543,094 and $1,474,206 for other investors as of December 31, 1999 and 1998, respectively. Changes in capitalized mortgage servicing rights are summarized as follows:

                                                        -------------    -------------    -------------
                                                            1999             1998             1997
                                                        -------------    -------------    -------------
   Balance at beginning of year........................ $      15,006    $       9,529    $       5,368
     Servicing rights capitalized......................         5,007            9,671            5,401
     Amortization of servicing rights..................        (3,789)          (4,047)          (1,240)
     Mortgage servicing rights hedge value.............         6,858             (346)              --
     Change in valuation allowance.....................            41               --               --
     Other.............................................          (199)             199               --
                                                        -------------    -------------    -------------
   Balance at end of year.............................. $      22,924    $      15,006    $       9,529
                                                        =============    =============    =============

   Fair value of capitalized mortgage servicing rights. $      22,958    $      16,113    $      10,424
   Valuation allowance, balance at end of year......... $         202    $         243    $         243

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

8. PREMISES, FURNITURE, AND EQUIPMENT

Premises, furniture, and equipment at December 31 is summarized as follows:

                                                 -------------    ------------
                                                    1999              1998
                                                 ------------     ------------
   Land...................................       $     23,310     $     21,883
   Premises...............................             81,597           75,922
   Furniture and equipment................             51,410           48,399
                                                 ------------     ------------
      Total cost..........................            156,317          146,204
   Accumulated depreciation...............            (75,909)         (68,036)
                                                 ------------     ------------
      Net book value......................       $     80,408     $     78,168
                                                 ============     ============

Depreciation and amortization expense on premises, furniture and equipment for the years 1999, 1998 and 1997 totaled $8,988, $8,875 and $8,924, respectively.

Operating Leases

At December 31, 1999, the Company and its subsidiaries were obligated under certain noncancellable operating leases for land, building and equipment which expire at various dates through the year 2017. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 1999, have initial or remaining noncancellable lease terms in excess of one year.

      Years Ended December 31,                                 Total
                                                            ------------
         2000...........................................    $      1,794
         2001...........................................           1,510
         2002...........................................           1,278
         2003...........................................           1,101
         2004...........................................           1,079
         2005 and thereafter............................           1,439
                                                            ------------
      Total Minimum Lease Payments.....................     $      8,201
                                                            ============

Rental expense charged to operations in 1999, 1998 and 1997, amounted to approximately $2,239, $2,115 and $1,906 respectively, including amounts paid under short-term cancelable leases. Occupancy expense has been reduced by rental income from premises leased to others in the amount of $238 in 1999, $249 in 1998 and $245 in 1997.

9. INTANGIBLE ASSETS

The following is a summary of intangible assets at December 31 which are included in other assets in the consolidated statements of condition:

                                                 -------------    -------------
                                                     1999              1998
                                                 -------------    -------------
   Intangibles from acquisitions:
     Goodwill.................................          20,717           22,874
     Core deposit premiums....................           2,644            3,131
     Other identified intangibles.............             345              437
   Mortgage servicing rights..................          22,924           15,006
                                                 -------------    -------------
     Total intangible assets..................   $      46,630    $      41,448
                                                 =============    =============

At December 31, 1999 the average remaining life of unamortized goodwill was 9 years.

10. DEPOSITS

The following is a summary of deposits at December 31:

                                                          --------------    -------------
                                                               1999             1998
                                                          --------------    -------------
  Noninterest bearing demand deposits.................    $      663,306    $     695,484
  NOW accounts........................................           451,269          452,028
  Savings and money market deposits...................           944,972        1,045,834
  Time deposits less than $100........................         1,302,442        1,303,132
  Time deposits $100 or more..........................           639,194          553,973
                                                          --------------    -------------
    Total deposits....................................    $    4,001,183    $   4,050,451
                                                          ==============    =============

The maturities of time deposits as of December 31, 1999, for the years 2000 through 2004 and thereafter, were $1,708,937, $159,726, $41,355, $21,208 and
$10,410, respectively.

11. BORROWED FUNDS

The following is a summary of other borrowed funds and rates for the last three years ended December 31:

                                                      -------------------------  -----------------------  ------------------------
                                                                1999                      1998                     1997
                                                      -------------------------  -----------------------  ------------------------
                                                        Amount           Rate      Amount          Rate     Amount           Rate
                                                      ------------       ----    ----------        ----    ----------        ----
  At year end:

    Securities sold under agreements to repurchase... $    788,432       5.61%   $  457,103        4.56%   $  423,601        5.05%
    Federal funds purchased..........................      133,000       5.44        40,000        4.53            --          --
    Federal Home Loan Bank advances..................      150,000       5.46       100,000        5.14        60,000        4.56
    Other borrowed funds.............................        6,300       6.96        26,796        5.65            --          --
                                                      ------------       ----    ----------        ----    ----------       -----
      Total borrowed funds........................... $  1,077,732       5.58%   $  623,899        4.70%   $  483,601        4.99%
                                                      ============       ====    ==========        =====   ==========       =====

  Average for the year:

    Securities sold under agreements to repurchase... $    605,527       4.89%   $  451,620        5.09%   $  480,992        5.16%
    Federal funds purchased..........................       38,348        5.23       27,974        5.39        15,668       10.17
    Federal Home Loan Bank advances..................      142,603        5.15      108,384        5.28        22,849        5.72
    Other borrowed funds.............................        7,794        5.93        9,652        6.19         4,320        3.13
                                                      ------------       ----    ----------        ----    ----------       -----
      Total borrowed funds........................... $    794,272       4.97%   $  597,630        5.15%   $  523,829        5.32%
                                                      ============       ====    ==========        =====   ==========       =====

  Maximum month-end balance:

    Securities sold under agreements to repurchase... $    844,534               $  555,778                $  535,302
    Federal funds purchased..........................      133,000                   92,000                    95,000
    Federal Home Loan Bank advances..................      170,000                  160,000                    60,000
    Other borrowed funds.............................       16,801                   29,906                     5,000

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated statements of condition. Repurchase agreements are secured by U.S. Treasury and U.S. Agency securities which are held in third party pledge accounts. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 1999, First Midwest did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties which exceed 10% of stockholders' equity.

Federal Home Loan Bank ("FHLB") advances are secured by FHLB stock and qualifying residential mortgages. FHLB advances mature as follows:

           Advance
           Amount          Maturity                       Callable
          ----------     -------------      ---------------------------------------
          $   30,000      January 2000                        --
              50,000         July 2004          July 2000 and quarterly thereafter
              70,000     February 2008      February 2000 and quarterly thereafter
          ----------
          $  150,000
          ==========

Other borrowed funds consist of term federal funds purchased, treasury tax and loan deposits, and short-term credit arrangements with unaffiliated banks and are generally repaid within 30 to 90 days from the transaction date. None of First Midwest's borrowings have any related compensating balance requirements which restrict the usage of Company assets.

Exclusive of certain correspondent bank and Federal Reserve Bank discount borrowing facilities, at December 31, 1999 First Midwest had available to Affiliates $163.7 million of unused short-term credit lines.

12.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three years ended December 31:

                                                                      ----------------  ---------------   ---------------
                                                                           1999              1998              1997
                                                                      ----------------  ---------------   ---------------
 Basic Earnings Per Share:
   Net Income......................................................   $        70,909   $      54,704     $     56,608
   Average common shares outstanding...............................            42,135          43,996           43,980
   Basic earnings per share........................................   $          1.68   $        1.24     $       1.29

 Diluted Earnings Per Share:
   Net income......................................................   $        70,909   $      54,704     $     56,608
   Average common shares outstanding...............................            42,135          43,996           43,980
   Dilutive effect of stock options................................               322             709              875
                                                                      ---------------   -------------     ------------
   Diluted average common shares outstanding.......................            42,457          44,705           44,855
                                                                      ===============   =============     ============
   Dilutive earnings per share.....................................   $          1.67   $        1.22     $       1.26

13.  COMPREHENSIVE INCOME

The following table summarizes the related income tax effect and reclassification adjustments to the components of other comprehensive income for three years ended December 31:

                                                                      ---------------   --------------    --------------
                                                                           1999             1998              1997
                                                                      ---------------   --------------    --------------
     Unrealized holding gains/(losses) on available for sale
     securities arising during the period:
       Unrealized net gains/(losses).................................     $  (96,748)     $    (2,483)       $  16,671
       Related tax (expense)/benefit.................................         37,736            1,030           (6,572)
                                                                          ----------      -----------        ---------
       Net after tax unrealized losses on available for sale
       securities....................................................        (59,012)          (1,453)          10,099

     Less: Reclassification adjustment for net gains/(losses)
     realized during the period:
       Realized net gains/(losses) on sales of available for sale
       securities....................................................           (107)           1,119              995
       Related tax (expense)/benefit.................................             42             (436)            (388)
                                                                          ----------      -----------        ---------
       Net after tax reclassification adjustment.....................            (65)             683              607
                                                                          ----------      -----------        ---------

     Total other comprehensive income................................     $  (58,947)     $    (2,136)       $   9,492
                                                                          ==========      ===========        =========

14.  RETIREMENT PLANS

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

First Midwest provides a matching contribution to the Profit Sharing Plan of 2% of defined compensation of the contributing participants, and a discretionary contribution of up to an additional 6%, based upon both individual Affiliate performance and the overall consolidated performance of First Midwest.

First Midwest Pension Plan (Pension Plan) - The Pension Plan covers substantially all full-time employees, is noncontributory, and provides for retirement benefits based upon years of service and compensation levels of the participants. Actuarially determined pension costs are charged to current operations.

The following table summarizes the Pension Plan's costs and obligations to participants for the years ended December 31:

                                                                                               As of December 31,
                                                                                        ---------------------------------
                                                                                             1999              1998
                                                                                        ---------------   ---------------
 Change in benefit obligation:
  Projected benefit obligation at beginning of year..............................       $      14,855     $      14,135
  Service cost...................................................................               2,244             1,530
  Interest cost..................................................................                 942               878
  Actuarial (gains)/losses.......................................................              (3,244)              638
  Benefits paid..................................................................              (2,111)           (1,033)
  Settlements....................................................................                  --            (1,875)
  Special termination benefits...................................................                  --               582
                                                                                        -------------     -------------
 Projected benefit obligation at end of year.....................................       $      12,686     $      14,855
                                                                                        =============     =============

 Change in plan assets:
  Fair value of plan assets at beginning of year.................................       $      13,387     $      14,529
  Actual return on plan assets...................................................                 657             2,397
  Employer contributions.........................................................                 776               229
  Benefits paid..................................................................              (2,111)           (1,033)
  Settlements....................................................................                  --            (2,735)
                                                                                        -------------     -------------
 Fair value of plan assets at end of year........................................       $      12,709     $      13,387
                                                                                        =============     =============

 Reconciliation of funded status:
  Over (under) funded............................................................       $          23     $      (1,468)
  Unrecognized transition (asset)................................................                  (5)             (221)
  Unamortized prior service cost.................................................                (177)             (258)
  Unrecognized net actuarial (gains) losses......................................              (2,591)              342
                                                                                        -------------     -------------
 Net accrued benefit cost recognized.............................................       $      (2,750)    $      (1,605)
                                                                                        =============     =============

 Amounts recognized in the consolidated statement of condition consist of:
    Accrued benefit liability....................................................       $      (2,750)    $      (1,605)
                                                                                        -------------     -------------
 Net accrued benefit cost recognized.............................................       $      (2,750)    $      (1,605)
                                                                                        =============     =============

                                                                                     Years ended December 31,
                                                                         --------------------------------------------------
                                                                              1999             1998              1997
                                                                         ---------------   --------------   ---------------
Components of net periodic benefit cost:
  Service cost......................................................     $      2,244      $     1,530      $        610
  Interest cost.....................................................              942              878               608
  Expected return on plan assets....................................             (967)          (1,021)             (691)
  Recognized transition obligation (asset)..........................             (216)            (216)             (274)
  Amortization of prior service cost................................              (81)             (81)              (98)
  Recognized net actuarial loss.....................................               --               --                67
  Business combinations.............................................               --               --               290
  Settlements.......................................................               --              (59)               --
  Special termination benefits......................................               --              582               117
                                                                         ------------     ------------      ------------
Net periodic cost...................................................     $      1,922      $     1,613      $        629
                                                                         ============      ===========      ============

Weighted-average assumptions:
  Discount rate.....................................................             7.75%            7.00%             7.25%
  Expected return on plan assets....................................             8.50%            8.00%             8.00%
  Rate of compensation increase.....................................             4.50%            4.50%             4.50%

First Midwest Employee Stock Ownership Plan (ESOP) - In 1998, the ESOP plan was terminated with participant account balances merged into the Profit Sharing Plan. Contributions to the ESOP totaled .5% of defined compensation for all participants in 1997.

The aggregate expense related to First Midwest's retirement plans for the periods noted, included in retirement and other employee benefits in the accompanying consolidated statements of income, is summarized in the table below:

                                                                   Years ended December 31,
                                                       --------------------------------------------------
                                                           1999               1998             1997
                                                       --------------     -------------    --------------
  Profit Sharing Plan................................    $     2,784         $    2,874         $   4,220
  Pension Plan.......................................          1,922              1,613               629
  ESOP...............................................             --                 --               156
                                                       -------------      -------------    --------------
                                                         $     4,706         $    4,487         $   5,005
                                                       =============      =============    ==============

At December 31, 1999, the Profit Sharing Plan held as investments 1,814 shares of First Midwest common stock, representing 4.4%, in aggregate, of the total shares outstanding at such date. Fair value of shares held by the Profit Sharing Plan at December 31, 1999 and dividends paid thereon during 1999 were $48,069 and $1,054, respectively.

15.  INCOME TAXES

Total income taxes (benefits) reported in the consolidated income statements for the years ended December 31, 1999, 1998 and 1997 include the following components:

                                                                       --------------     -------------    --------------
                                                                           1999               1998             1997
                                                                       --------------     -------------    --------------
  Current tax expense:
     Federal........................................................        $  21,597         $   24,026        $   28,468
     State..........................................................             (373)            1,417             2,651
                                                                       --------------     -------------    --------------
       Total........................................................           21,224            25,443            31,119
                                                                       --------------     -------------    --------------

  Deferred tax expense (benefit):
     Federal........................................................            2,705            (1,191)           (2,508)
     State..........................................................              591              (257)             (186)
                                                                       --------------     -------------    --------------
      Total.........................................................            3,296            (1,448)           (2,694)
                                                                       --------------     -------------    --------------
      Total income tax expense......................................        $  24,520         $  23,995        $   28,425
                                                                       ==============     =============    ==============

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded. Deferred tax assets and liabilities as of December 31, 1999 and 1998 were as follows:

                                                                           --------------    --------------
                                                                               1999              1998
                                                                           --------------    --------------
     Deferred tax assets:
       Reserve for loan losses............................................ $      14,890     $      14,836
       Unrealized losses..................................................           412             1,147
       Account retirement benefits........................................         2,482             1,854
       Acquisition charge.................................................           692             2,337
       State tax benefits.................................................         1,711             2,095
       Other..............................................................         1,748             1,690
                                                                           -------------     -------------
         Deferred tax assets..............................................        21,935            23,959
                                                                           -------------     -------------

     Deferred tax liabilities:
       Mortgage servicing rights..........................................        (3,363)           (2,673)
       Purchase accounting adjustments....................................        (2,068)           (2,332)
       Other..............................................................        (2,111)           (1,265)
                                                                           -------------     -------------
       Total deferred tax liabilities.....................................        (7,542)           (6,270)
                                                                           -------------     -------------
          Net deferred tax assets.........................................        14,393            17,689
     Tax effect of adjustment related to available for sale securities....        31,424            (6,316)
                                                                           -------------     -------------
     Net deferred tax assets including adjustments........................ $      45,817     $      11,373
                                                                           =============     =============

Deferred tax assets and liabilities are included in other assets and other liabilities, respectively, in the accompanying consolidated statements of condition. Management believes that it is more likely than not that the deferred tax assets will be fully realized, therefore no valuation allowance has been recorded as of December 31, 1999 or 1998.

The differences between the statutory federal income tax rate and the effective tax rate on income for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                       ----------------   --------------    ------------
                                                                            1999              1998             1997
                                                                       ----------------   --------------    ------------
  Statutory federal income tax rate..................................         35.0%               35.0%            35.0%
   Tax exempt income, net of interest expense disallowance...........         (8.4)               (7.9)            (5.5)
   State income tax, net of federal tax effect.......................          0.1                 1.0              1.7
   Other, net........................................................         (1.0)                2.4              2.2
                                                                          --------          ----------        ---------
  Effective tax rate.................................................         25.7%               30.5%            33.4%
                                                                          ========          ==========        =========


As of December 31, 1999 and 1998, First Midwest's retained earnings includes an appropriation for an acquired thrift's tax bad debt reserves of approximately $2,480 for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings is distributed as a result of the liquidation of First Midwest or its Affiliates, federal and state income taxes would be imposed at the then applicable rates.

16.  STOCK OPTION PLANS

1989 Omnibus Stock and Incentive Plan (the "1989 Plan") - In February 1989, the Board of Directors of First Midwest adopted the 1989 Plan which allows for the granting of both incentive and non-statutory ("nonqualified") stock options, stock appreciation rights, restricted stock, performance units and performance shares to certain key employees. The total number of shares of First Midwest's common stock available for awards under the 1989 Plan as amended may not exceed 3,145 of which 100 shares may be granted in restricted stock.

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

Nonemployee Directors Stock Option Plan (the "Directors Plan") - During 1997, the Board of Directors of First Midwest adopted the Directors Plan which provides for the granting of nonqualified options for shares of common stock to outside directors and nonmanagement Board members of the Company. A maximum of 38 nonqualified options for shares of common stock are available for grant under the Directors Plan. The timing, amounts, recipients and other terms of the option grants are determined by the provisions of, or formulas in, the Directors Plan. The exercise price of the options is equal to the fair market value of the common stock on the grant date. All options have a term of ten years from the date of grant and become exercisable one year from the grant date subject to accelerated vesting in the event of death, disability, or a change in control, as defined in the Directors Plan. Directors elected during the service year are granted options on a pro rata basis to those granted to the directors at the start of the service year.

A combined summary of the nonqualified stock option transactions under the 1989 Plan and Directors Plan for the periods noted are as follows:

                                                                 Years ended December 31,
                                   --------------------------------------------------------------------------------------
                                            1999                          1998                           1997
                                   ------------------------    ---------------------------    ---------------------------
                                                 Average                       Average                         Average
                                                 Exercise                      Exercise                       Exercise
                                    Options       Price         Options         Price          Options          Price
                                   ----------   -----------    -----------   -------------    -----------   -------------
Outstanding at beginning of year..     1,446    $  16.25            2,091    $       9.61          2,604    $       8.26
   Granted........................       436       24.49              278           27.52            204           15.20
   Canceled.......................       (91)      25.96              (23)          22.59            (54)          12.98
   Exercised......................      (312)      11.32             (900)           6.19           (663)           4.52
                                   ---------                   ----------                     ----------
Outstanding at end of year........     1,479       19.12            1,446           15.79          2,091            9.61
                                   =========                   ==========                     ==========

Exercisable at end of year........       869    $  15.07              926    $      17.62          1,562    $       8.43
                                   =========                   ==========                     ==========

The following is a summary of options outstanding and exercisable at December 31, 1999:

                                                Options Outstanding                           Exercisable Options
                                  -------------------------------------------------    ----------------------------------
                                                                       Average                               Average
                                      Number          Average          Exercise            Number            Exercise
Range of Exercise Prices           Outstanding        Life/(1)/         Price           Exercisable           Price
------------------------          ---------------   ------------    ---------------    ---------------   ----------------
$7.93 - $13.47...........               393               3.6          $     11.55                393     $        11.55
$13.73 - $21.38..........               460               5.9                16.81                384              15.90
$23.19 - $27.13..........               488               7.7                24.92                 55              25.13
$27.25 - $30.72..........               138               7.4                27.90                 37              28.93
                                  ---------          --------          -----------         ----------     --------------
Total                                 1,479               6.0          $     19.12                869     $        15.07
                                  =========          ========          ===========         ==========     ==============

(1)  Average contractual life remaining in years.

The weighted average fair values of options at their grant date during 1999, 1998 and 1997 were $6.16, $9.02 and $7.67, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used in the model:

                                                         1999            1998             1997
                                                      ------------     ----------     -------------
          Risk-free interest rate....................    5.42%            5.40%           6.30%
          Dividend yield.............................    2.34%            2.38%           2.63%
          Expected stock volatility..................    0.21             0.23            0.18
          Expected years until exercise..............    7.5              5.0             6.0

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

First Midwest accounts for its Plan in accordance with ABP Opinion 25, as allowed under FASB No. 123, no compensation cost has been recognized in connection with nonqualified stock options granted in any year. Pursuant to FASB No. 123 disclosure requirements, pro forma net income and earnings per share are presented below as if compensation cost for employee stock options was determined under the fair value method and amortized to expense over the options' vesting period.

                                                               Years ended December 31,
                                                    ---------------------------------------------
                                                       1999              1998             1997
                                                    -----------       -----------      ----------
     Net income:
      As reported.................................  $    70,909       $   54,704       $    56,608
      Pro forma...................................  $    69,783       $   54,059       $    56,200

     Basic Earnings Per Share:
      As reported.................................  $      1.68       $     1.24       $      1.29
      Pro forma...................................  $      1.66       $     1.23       $      1.28

     Diluted Earnings Per Share:
      As reported.................................  $      1.67       $     1.22       $      1.26
      Pro forma...................................  $      1.64       $     1.21       $      1.25

The pro forma net income and earnings per share amounts reflect only the effect of stock options granted subsequent to January 1, 1995. Accordingly, the pro forma amounts may not be indicative of the future effects on reported net income and earnings per share that will result from the future granting of stock options, since the pro forma compensation cost is allocated over the periods in which options become exercisable, and new awards may be granted each year.

17.  STOCKHOLDER RIGHTS PLAN

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

18.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

First Midwest's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit is represented by the contractual amount of those instruments. However, as First Midwest uses the same credit policies in making credit commitments as it does for on-balance sheet instruments, this exposure is minimized due to various collateral requirements in place. Credit commitments whose contractual amounts represent credit risk as of December 31, 1999 are as follows:

                                                            Contract
                                                             Amount
                                                          ------------
     Commitments to extend credit......................   $    773,688
     Standby letters of credit.........................   $     51,481
     Commercial letters of credit......................   $        610

Of the total $773,688 in commitments to extend credit, $129,346 represent unused home equity lines of credit.

Forward Sales Agreements - First Midwest enters into certain sales contracts for the future delivery of loans at a specified price and date. These contracts, in the form of forward sales agreements, are entered into to limit exposure to fluctuation in interest rates in First Midwest's mortgage loan sales operations. As of December 31, 1999, forward sales agreements totaled $15,885. As part of such loan sales operations, First Midwest generally contracts for the sale of loans without recourse. At December 31, 1999, loans sold with recourse totaled $11,641.

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

First Midwest had interest rate swaps with an aggregate notional amount totaling $357,900 in place, hedging various balance sheet categories, as of December 31, 1999. Further information with respect to these interest rate swap contracts is as follows:

                                                                       Weighted          Fair          Weighted Average Rate
                                                                                                     -------------------------
                                                                       Average         Value as
                                                       Notional        Maturity           of          Interest       Interest
                                                        Amount        (in years)       12/31/99       Received         Paid
                                                     ------------    ------------     -----------    -----------    -----------
 Type of Interest Rate Swap:
       Receive fixed rate/pay variable rate......    $   157,900          0.71        $   (463)           5.71%          6.31%
       Receive variable rate/pay fixed rate......    $   200,000          0.71        $    762            6.19%          5.70%

The fair value of interest rate swaps is the estimated amount that First Midwest would pay or receive to terminate the swap agreements at the reporting date, taking into account current interest rates and the credit worthiness of the swap counterparties.

Financial Derivatives Related to the Hedging of Mortgage Servicing Rights -First Midwest uses financial derivatives to hedge interest rate risk associated with mortgage servicing rights ("MSRs"). The market value of the MSRs is adversely affected when mortgage interest rates decline and mortgage prepayments increase. The hedge policy of First Midwest relative to MSRs is to hedge against changes in the asset value of MSRs arising from unanticipated interest rate driven prepayments. First Midwest uses the value of futures contracts on 10-year U.S. Treasury Notes to hedge the present values of the cash flows of the mortgage loans underlying the MSRs, balanced with puts and calls to hedge convexity. Convexity is defined as the sensitivity of the underlying mortgage loan lives to changes in interest rates. First Midwest hedges all fixed rate, capitalized MSRs. Adjustable rate and balloon mortgages are not hedged because there is no effective method to predict duration of prepayment of these assets. Since 30-year fixed-rate mortgages are priced off the 10-year U.S. Treasury Note curve, the 10-year Treasury Note closely approximates the changes in the value of the 30-year fixed-rate mortgages and their associated servicing virtually in all interest rate environments. It is the policy of First Midwest to have between 80% and 125% correlation between the change in market value of the MSRs and the value of the change in the hedge position. First Midwest began using financial derivatives to hedge MSR value changes in August, 1998. From that time until December 31, 1999, the correlation, was not below 95%. As of December 31, 1999, the value of the hedge, net of broker commissions, was $6.5 million, with a correlation of 97%. Should such correlation approach 80% or 125%, First Midwest would adjust the hedge coverage to bring correlation back into line with policy.

The hedge position is marked-to-market monthly, with realized and unrealized gains and losses recognized as an adjustment to the capitalized MSRs. Impairment analysis of the MSRs includes combined unrealized gains and losses on open hedge positions, resulting in a net impairment value. For the year ending December 31, 1999, there was no impairment in net MSR value. The contract value of the underlying financial derivatives hedging MSRs is carried off balance sheet and detailed in the table below.

                                                                 As of December 31, 1999
                                                          ---------------------------------------
                                                             Face Amount         Market Value
                                                          ------------------   ------------------
     Futures............................................    $        6,854         $     6,710
     Long Options.......................................                42                   4
     Short Options......................................               (49)               (114)
                                                            --------------         -----------
     Total Hedge Contract Value.........................    $        6,847         $     6,600
                                                            ==============         ===========

The cash margin requirement for the options fluctuates with the market value of the instruments and is adjusted daily. First Midwest carries the margin amount ($253 at December 31, 1999) on its balance sheet as an asset. To terminate the hedge, the difference between the face amount and the market value would be settled between the broker and First Midwest and would result in a gain or loss flowing directly to the income statement.

19.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally accepted accounting principles require disclosure of the estimated fair values of certain financial instruments, both assets and liabilities on and off the balance sheet, for which it is practical to estimate the fair value. Because the estimated fair values provided herein exclude disclosure of the fair value of certain other financial instruments and all non-financial instruments, any aggregation of the estimated fair value amounts presented would not represent the underlying value of First Midwest. Examples of non-financial instruments having significant value include core deposit intangibles, mortgage servicing rights, the future earnings potential of significant customer relationships, and the value of First Midwest's trust company operations and other fee-generating businesses. In addition, other significant assets including property, plant and equipment and goodwill are not considered financial instruments and therefore have not been valued.

Various methodologies and assumptions have been utilized in Management's determination of the estimated fair value of First Midwest's financial instruments which are detailed below. The fair value estimates are made at a discrete point in time based upon relevant market information. Because no market exists for a significant portion of these financial instruments, fair value estimates are based on judgments regarding future expected economic conditions and loss experience and risk characteristics of the financial instruments. These estimates are subjective, involve uncertainties and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used in estimating the fair value of financial instruments:

Short-Term Financial Assets and Liabilities - For financial instruments with a short or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, funds sold and other short-term investments, mortgages held for sale, corporate owned life insurance, accrued interest receivable, certain deposits (demand, NOW, savings and money market), funds borrowed and other borrowed funds and accrued interest payable.

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

Deposit Liabilities - The fair value of fixed-maturity certificates of deposits were estimated using a discounted cashflow analysis that applies interest rates currently being offered for deposits of similar remaining maturities.

Other Borrowed Funds - The fair value of repurchase agreements is estimated by discounting the agreements based on maturities using the rates currently offered for repurchase agreements of similar remaining maturities.

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

The carrying amount and estimated fair value of First Midwest's financial instruments at December 31, 1999 and 1998 are as follows:

                                                                      1999                             1998
                                                         -------------------------------   ------------------------------
                                                           Carrying        Estimated         Carrying        Estimated
                                                            Amount         Fair Value         Amount        Fair Value
                                                         --------------  ---------------   --------------  --------------
 Financial Assets:
   Cash and due from banks...........................    $     155,407   $      155,407    $     156,524   $     156,524
   Funds sold and other short-term investments.......            1,566            1,566               12              12
   Mortgages held for sale...........................           12,215           12,215           75,235          75,235
   Securities available for sale.....................        2,033,247        2,033,247        1,979,115       1,979,115
   Securities held to maturity.......................           43,543           44,244           48,964          50,794
   Loans, net of reserve for loan losses.............        2,919,842        2,865,988        2,621,127       2,649,839
   Investment on corporate owned life insurance......          105,343          105,343          100,135         100,135
   Accrued interest receivable.......................           43,181           43,181           36,362          36,362

 Financial Liabilities:
   Deposits..........................................    $   4,001,183   $    3,992,845    $   4,050,451   $   4,061,595
   Borrowed funds....................................        1,077,732        1,078,823          623,899         625,052
   Accrued interest payable..........................           21,722           21,722           17,245          17,245

 Off-Balance Sheet Financial Instruments:
   Interest rate swaps...............................               --   $          299               --   $       1,542
   Future contracts..................................               --              247               --              68

20.  SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosures to the consolidated statements of cash flows for the three years ended December 31, are as follows:

                                                                                  -----------  ------------   -----------
                                                                                     1999         1998           1997
                                                                                  -----------  ------------   -----------
 Income taxes paid..............................................................  $   19,984   $    23,016    $   32,697
 Interest paid to depositors and creditors......................................     164,138       178,894       166,542
 Non-cash transfers of loans to foreclosed real estate..........................       5,216         1,534        (1,485)
 Non-cash transfers to securities available for sale from loans.................          --       245,000            --
 Non-cash transfers to securities available for sale from securities
    held to maturity............................................................         113        85,519            --
 Dividends declared but unpaid..................................................       7,409         6,973         4,532

21.  CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Affiliates in the ordinary course of business at December 31, 1999. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

22. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company:

                            Statements of Condition
                             (Parent Company only)

                                                                         December 31,
                                                                --------------------------------
                                                                    1999              1998
                                                                -------------     --------------
Assets:
   Cash and interest bearing deposits.........................      $  7,932           $  1,645
   Investment in and advances to Affiliates...................       368,849            475,862
   Other assets...............................................        21,199             24,131
                                                                -------------     --------------
       Total assets...........................................      $397,980           $501,638
                                                                =============     ==============

Liabilities and Stockholders' Equity
   Accrued expenses and other liabilities.....................      $ 22,419           $ 21,740
   Borrowed funds.............................................         6,300             27,000
   Stockholders' equity.......................................       369,261            452,898
                                                                -------------     --------------
       Total liabilities and stockholders' equity.............      $397,980           $501,638
                                                                =============     ==============

                              Statements of Income
                              (Parent Company only)

                                                                                Years ended December 31,
                                                                        ------------------------------------------
Income:                                                                    1999            1998          1997
                                                                        ------------   -------------  ------------
   Dividends from Affiliates....................................            $65,781       $  92,864       $48,411
   Interest income..............................................              2,533           2,994         1,554
   Security transactions and other income.......................                406             502           493
                                                                        ------------   -------------  ------------
       Total income.............................................             68,720          96,360       $50,458
                                                                        ------------   -------------  ------------

Expenses:
   Interest expense.............................................                462             598           141
   Salaries and employee benefits...............................              1,973           2,585         2,916
   Acquisition and restructure charges..........................                 --          16,148         5,446
   Other expenses...............................................              3,139           3,316         1,977
                                                                        ------------   -------------  ------------
       Total expenses...........................................              5,574          22,647        10,480
                                                                        ------------   -------------  ------------

Income before income tax benefit and equity in undistributed
   income of Affiliates.........................................             63,146          73,713        39,978
Income tax benefit..............................................                717           5,122         2,452
                                                                        ------------   -------------  ------------
Income before equity in undistributed income of Affiliates                   63,863          78,835        42,430
Equity in undistributed income of Affiliates....................              7,046         (24,131)       14,178
                                                                        ------------   -------------  ------------
   Net income...................................................            $70,909       $  54,704       $56,608
                                                                        ============   =============  ============

                           Statements of Cash Flows
                             (Parent Company only)

                                                                                   Years ended December 31,
                                                                           -----------------------------------------
Operating Activities                                                          1999            1998           1997
                                                                           ------------   ------------   -----------
  Net Income...........................................................        $70,909         $54,704       $56,608
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Equity in undistributed income from Affiliates.......................         (7,046)         24,131       (14,178)
  Net (increase) decrease in other assets..............................          6,470         (12,046)        1,566
  Net increase (decrease) in accrued expenses and other liabilities....            125           6,578        (2,639)
                                                                           -----------    ------------   -----------
    Net cash provided by operating activities..........................         70,458          73,367        41,357
                                                                           -----------    ------------   -----------

Investing Activities
  Purchases of securities net of proceeds from sale/
    maturity of securities.............................................          1,341          (3,840)       (1,504)
  Purchase of other asset sales, net of sales..........................         (4,013)          4,569         1,169
                                                                           -----------    ------------   -----------
  Net cash (used) provided by investing activities.....................         (2,672)            729          (335)
                                                                           -----------    ------------   -----------

Financing Activities
  Net (decrease) increase in borrowed funds............................        (20,700)         27,000        (7,000)
  Net purchases of treasury stock......................................        (69,644)        (33,937)       (5,369)
  Exercise of stock options............................................          1,720           2,140         1,709
  Cash dividends paid..................................................        (27,208)        (25,103)      (20,521)
  Capital contributions and other advances, and repayments (to) from
   Affiliates..........................................................         54,333         (52,130)      (27,865)
                                                                           -----------    ------------   -----------
    Net cash (used) by financing activities............................        (61,499)        (82,030)      (59,046)
                                                                           -----------    ------------   -----------

  Increase (decrease) in cash and cash equivalent......................          6,287          (7,934)      (18,024)
  Cash and cash equivalents at beginning of year.......................          1,645           9,579        27,603
                                                                           -----------    ------------   -----------

  Cash and cash equivalents at end of year.............................         $7,932          $1,645        $9,579
                                                                           ===========    ============   ===========


           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors and Executive Officers of First Midwest, their family relationships and their business experience is contained in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders of First Midwest, which is incorporated herein by reference.

                        ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of the Executive Officers of First Midwest is contained in the "Executive Officers and Executive Compensation" section of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders of First Midwest, which is incorporated herein by reference.

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


                    ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is contained in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders of First Midwest, which is incorporated herein by reference.


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions of First Midwest is contained in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders of First Midwest, which is incorporated herein by reference.


                                    PART IV

             ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                              REPORTS ON FORM 8-K

     (a) The following exhibits, financial statements and financial statement schedules are filed as part of this report:


                             FINANCIAL STATEMENTS

       Consolidated Statements of Condition - December 31, 1999 and 1998

       Consolidated Statements of Income - Years ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

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

                                   EXHIBITS

          See Exhibit Index appearing on page 66.

(b) Reports on Form 8-K - Reports on Form 8-K were filed during the period covered by this report as follows:


     On November 19, 1999, First Midwest filed a report on Form 8-K announcing the following:

          (1)  A three-for-two stock split payable on December 20, 1999; and

          (2)  A 12.5% quarterly cash dividend increase to $.18 per share; and

          (3) The Company's intent to repurchase shares of its common stock in both open market and private transactions.

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




/s/ Robert P. O'Meara              /s/ Donald J. Swistowicz

Robert P. O'Meara                  Donald J. Swistowicz
Chairman  and                      Executive Vice President,
Chief Executive Officer            Chief Financial and Accounting Officer

January 18, 2000

Reports of Independent Auditors

The Board of Directors and Stockholders
First Midwest Bancorp, Inc:

We have audited the accompanying consolidated statements of condition of First Midwest Bancorp, Inc. as of December 31,1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 financial statements of Heritage Financial Services, Inc., which reflect net income constituting 31.4% of the consolidated financial statement totals for the year ended December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Heritage Financial Services, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and, for 1997, the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 1997, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Midwest Bancorp, Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/Ernst & Young LLP

Chicago, Illinois
January 18, 2000

Report of Independent Auditors

To the Shareholders of
Heritage Financial Services, Inc:

We have audited the accompanying consolidated statements of income, changes in shareholders' equity and cash flows of Heritage Financial Services, Inc. and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Heritage Financial Services, Inc. and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

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

10     Restated 1989 Omnibus Stock and Incentive Plan.

10.1   Restated Non-Employee Directors' 1997 Stock Option Plan.

10.2   Restated Nonqualified Stock Option-Gain Deferral Plan.

10.3   Restated Deferred Compensation Plan for Nonemployee Directors.

10.4   Restated Nonqualified Retirement Plan.

10.5 Form of Letter Agreement for Nonqualified Stock Options Grant executed between the Company and executive officers of the Company pursuant to the Company's Omnibus Stock and Incentive Plan.

10.6 Form of Letter Agreement for Nonqualified Stock Options Grant executed between the Company and directors of the Company pursuant to the Company's Non-Employee Directors' 1997 Stock Option Plan.

10.7 Form of Indemnification Agreements executed between the Company and executive officers and directors of the Company is incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K dated December 31, 1991.

10.8 Form of Employment Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to
       Exhibit 10.11 to the Company's Annual Report on Form 10-K dated December 31, 1997.

10.9 Form of Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K dated December 31, 1991.

10.10 Form of Amendment to Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K dated December 31, 1992.

10.11 Form of Right of First Refusal Agreement executed between the Company and certain Shareholders of the Company is incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K dated December 31, 1994.

10.12 Investment Agreement dated June 18, 1998 between the Company and all of the Stockholders of SparBank, Incorporated is incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-37809), filed with the Securities and Exchange Commission on October 14, 1997.

10.13  Restated Savings and Profit Sharing Plan.

11 Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is described in Note 1 of the Company's Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this document.

13     Quarterly Report to Security Holders for the quarter ended December 31,
       1999.

21     Subsidiaries of the Registrant.

23     Consents of Experts and Counsel.

27     Financial Data Schedule.

________________________

Exhibits 10 through 10.10 are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to item 14(a)3.

All other Exhibits which are required to be filed with this Form are not applicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST MIDWEST BANCORP, INC.
                                  Registrant



                     By      ROBERT P. O'MEARA
                        ---------------------------------
                             Robert P. O'Meara
                     Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities on February 24, 2000.


             Signatures
             ----------

        ROBERT P. O'MEARA
----------------------------------
        Robert P. O'Meara               Chairman of the Board and Chief
                                        Executive Officer


         JOHN M. O'MEARA
----------------------------------
         John M. O'Meara                President, Chief Operating Officer and
                                        Director


      DONALD J. SWISTOWICZ
----------------------------------
      Donald J. Swistowicz              Executive Vice President, Chief
                                        Financial and Accounting Officer


       VERNON A. BRUNNER
----------------------------------
       Vernon A. Brunner                Director


       WILLIAM J. COWLIN
----------------------------------
       William J. Cowlin                Director


       BRUCE S. CHELBERG
----------------------------------
       Bruce S. Chelberg                Director


       O. RALPH EDWARDS
----------------------------------
       O. Ralph Edwards                 Director


       JOSEPH W. ENGLAND
----------------------------------
       Joseph W. England                Director


    BROTHER JAMES GAFFNEY, FSC
----------------------------------
    Brother James Gaffney, FSC          Director


       THOMAS M. GARVIN
----------------------------------
       Thomas M. Garvin                 Director


          JACK PAYAN
----------------------------------
          Jack Payan                    Director


        JOHN L. STERLING
----------------------------------
        John L. Sterling                Director


      J. STEPHEN VANDERWOUDE
----------------------------------
      J. Stephen Vanderwoude            Director


        RICHARD T. WOJCIK
----------------------------------
        Richard T. Wojcik               Director