Form 10-Q
period 2000-03-31
FIRST MIDWEST BANCORP INC
filed 2000-05-12
CIK 702325

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2000 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 11, 2000, 41,145,069 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.

Exhibit Index is located on page 17.

FIRST MIDWEST BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements
Consolidated Statements of Condition	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	15
Item 6. Exhibits and Reports on Form 8-K	16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Amounts in thousands)

	March 31,	December 31,
	2000 (1)	1999
Assets
Cash and due from banks	$ 167,013	$ 155,407
Federal funds sold and other short term investments	3,126	1,566
Mortgages held for sale	5,356	12,215
Securities available for sale, at market value	2,175,264	2,033,247
Securities held to maturity, at amortized cost	43,087	43,543
Loans, net of unearned discount	3,082,291	2,962,487
Reserve for loan losses	(42,984)	(42,645)
Net loans	3,039,307	2,919,842

Premises, furniture and equipment	81,035	80,408
Accrued interest receivable	47,656	43,181
Investment in corporate owned life insurance	111,766	105,343
Other assets	95,114	116,836
Total assets	$ 5,768,724	$ 5,511,588

Liabilities
Demand deposits	$ 709,502	$ 663,306
Savings deposits	488,235	479,618
NOW accounts	445,264	451,269
Money Market deposits	463,052	465,354
Time deposits	1,918,245	1,941,636
Total deposits	4,024,298	4,001,183

Borrowed funds	1,294,435	1,077,732
Accrued interest payable	24,131	21,722
Other liabilities	41,880	41,690
Total liabilities	5,384,744	5,142,327

Stockholders' equity
Preferred stock, no par value: 1,000 shares authorized, none issued	--	--
Common stock, $.01 par value: 60,000 shares authorized;
March 31, 2000 - 45,548 shares issued; 41,129 shares outstanding
December 31, 1999 - 45,548 shares issued; 41,113 shares outstanding	455	455
Additional paid-in capital	81,611	81,845
Retained earnings	453,440	442,711
Accumulated other comprehensive loss, net of tax	(45,369)	(49,072)
Treasury stock, at cost; March 31, 2000 - 4,419 shares
December 31, 1999 - 4,435 shares	(106,157)	(106,678)
Total stockholders' equity	383,980	369,261
Total liabilities and stockholders' equity	$ 5,768,724	$ 5,511,588

____________________________________

See notes to consolidated financial statements.
(1) Unaudited

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
	Quarters ended
	March 31, (1)
	2000	1999
Interest Income
Loans	$ 64,514	$ 55,861
Securities available for sale	34,025	29,830
Securities held to maturity	680	692
Funds sold and other short-term investments	233	1,046
Total interest income	99,452	87,429

Interest Expense
Deposits	34,569	32,095
Borrowed funds	16,712	7,572
Total interest expense	51,281	39,667

Net interest income	48,171	47,762

Provision for Loan Losses	1,962	1,287

Net interest income after provision for loan losses	46,209	46,475

Noninterest Income
Service charges on deposit accounts	4,989	4,110
Trust and investment management fees	2,478	2,568
Other service charges, commissions and fees	3,538	2,433
Mortgage banking revenues	405	2,302
Corporate owned life insurance income	1,423	1,259
Security losses, net	(8)	(1)
Other income	1,883	1,580
Total noninterest income	14,708	14,251
Noninterest Expense
Salaries and wages	15,702	16,044
Retirement and other employee benefits	3,837	3,785
Occupancy expense of premises	3,467	3,678
Equipment expense	2,056	2,213
Computer processing expense	2,998	2,174
Advertising and promotions	985	1,061
Professional services	1,704	1,807
Other expenses	6,363	6,714
Total noninterest expense	37,112	37,476

Income before income tax expense	23,805	23,250
Income tax expense	5,665	6,359
Net Income	$ 18,140	$ 16,891
Per Share Data
Basic earnings per share	$ 0.44	$ 0.39
Diluted earnings per share	$ 0.44	$ 0.39

Cash dividends declared per share	$ 0.18	$ 0.16

Weighted average shares outstanding	41,130	43,341
Weighted average diluted shares outstanding	41,353	43,664

____________________________________

See notes to consolidated financial statements.
(1) Unaudited

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Quarters ended
	March 31, (1)
	2000	1999
Operating Activities
Net income	$ 18,140	$ 16,891
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,962	1,287
Depreciation and amortization on premises, furniture and equipment	2,228	2,289
Net (accretion) amortization of (discount) premium on securities	(619)	359
Net losses on sales of securities	8	1
Net (gains) on sales of other real estate owned	(130)	(78)
Net (gains) on sales of premises, furniture and equipment	(150)	(168)
Net loss on sale of mortgage servicing rights	207	--
Net (increase) decrease in deferred income taxes	(3,871)	216
Net amortization of goodwill and other intangibles	914	781
Originations and purchases of mortgage loans held for sale	(27,193)	(161,253)
Proceeds from sales of mortgage loans held for sale	34,052	198,100
Changes in operating assets and liabilities:
Net (increase) decrease in accrued interest receivable	(4,475)	1,473
Net (increase) decrease in other assets	(667)	3,211
Net (increase) in corporate owned life insurance	(6,423)	(1,259)
Net increase (decrease) in accrued interest payable	2,409	(3,062)
Net increase (decrease) in other liabilities	193	(1,461)
Net cash provided by operating activities	16,585	57,327
Investing Activities
Securities available for sale:
Proceeds from maturities, repayments and calls	102,778	268,997
Proceeds from sales	56,607	43,999
Purchases	(294,722)	(302,656)
Securities held to maturity:
Proceeds from maturities, repayments and calls	461	2,685
Purchases	(4)	(3,655)
Loans made to customers, net of principal collected	(122,287)	8,154
Proceeds from sales of other real estate owned	1,240	572
Proceeds from sales of premises, furniture and equipment	213	434
Purchases of premises, furniture and equipment	(2,918)	(3,028)
Proceeds from sale of mortgage servicing rights	22,564	--
Net cash (used) provided by investing activities	(236,068)	15,502
Financing Activities
Net increase (decrease) in deposit accounts	23,115	(73,167)
Net increase in borrowed funds	216,703	34,120
Purchase of treasury stock	--	(26,409)
Issuance of treasury stock to benefit plans	(64)	(80)
Cash dividends paid	(7,414)	(6,972)
Exercise of stock options	309	416
Net cash provided (used) by financing activities	232,649	(72,092)
Net increase in cash and cash equivalents	13,166	737
Cash and cash equivalents at beginning of period	156,973	156,536
Cash and cash equivalents at end of period	$ 170,139	$ 157,273

Supplemental disclosures:
Interest paid to depositors and creditors	$ 72,982	$ 42,729
Income taxes paid	1,222	2,525
Non-cash transfers to other real estate owned from loans	860	1,439
Dividends declared but unpaid	7,412	6,818

____________________________________
See notes to consolidated financial statements.
(1) Unaudited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of First Midwest Bancorp, Inc. ("First Midwest") have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires Management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In addition, certain reclassifications have been made to the 1999 data to conform to the 2000 presentation. For further information with respect to significant accounting policies followed by First Midwest in the preparation of its consolidated financial statements, refer to First Midwest's Annual Report on Form 10-K for the year ended December 31, 1999.

Disclosures about Segments of an Enterprise and Related Information

Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. First Midwest's chief operating decision maker evaluates the operations of the Company as one operating segment, commercial banking, due to the materiality of the commercial banking operation to the Company's financial condition and results of operations taken as a whole, and, as a result, separate segment disclosures are not required. First Midwest offers the following products and services to external customers: deposits, loans, mortgage banking related services and trust services. Revenues for each of these products and services are disclosed separately in the Consolidated Statements of Income.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. FASB No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related changes in value of the hedged item and requires that a company document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The effective date for FASB No. 133 was delayed by one year pursuant to the issuance of Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133". The revised effective date for FASB No. 133 is for fiscal years beginning after June 15, 2000. FASB No. 133 cannot be applied retroactively; it must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). First Midwest has not yet quantified nor determined the extent to which the Statement will alter its use of certain derivatives in the future and the impact on its financial position or results of operations.

2. SECURITIES

The aggregate amortized cost, gross unrealized gains and losses, and market value of securities were as follows:

	March 31, 2000				December 31, 1999
	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available for Sale
U.S. Treasury securities	$ 1,182	$ --	$ (6)	$ 1,176	$ 2,136	$ 1	$ (5)	$ 2,132
U.S. Agency securities	693,258	351	(8,493)	685,116	644,151	309	(7,542)	636,918
Mortgage-backed securities	1,002,217	277	(41,193)	961,301	943,949	611	(40,038)	904,522
State and Municipal securities	487,537	1,542	(24,239)	464,840	488,793	1,150	(31,676)	458,267
Other securities	65,445	143	(2,757)	62,831	34,664	23	(3,279)	31,408
Total	$ 2,249,639	$ 2,313	$ (76,688)	$ 2,175,264	$ 2,113,693	$ 2,094	$ (82,540)	$ 2,033,247

Held to Maturity
U.S. Treasury securities	$ 971	$ --	$ --	$ 971	$ 1,120	$ --	$ --	$ 1,120
U.S. Agency securities	400	--	--	400	401	--	--	401
State and Municipal securities	20,318	603	(47)	20,874	20,619	729	(28)	21,320
Other securities	21,398	--	--	21,398	21,403	--	--	21,403
Total	$ 43,087	$ 603	$ (47)	$ 43,643	$ 43,543	$ 729	$ (28)	$ 44,244

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 5 to the interim consolidated financial statements on page 8.

3. LOANS

Major classification of loans is as follows:
	March 31,	December 31,
	2000	1999
Commercial, industrial and agricultural	$ 839,432	$ 837,352
Real estate - commercial	851,456	834,852
Real estate - construction	244,736	189,018
Real estate - 1 - 4 family	257,760	253,268
Consumer	888,907	847,997
Loans, net of unearned discount	$ 3,082,291	$ 2,962,487

4. RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

A summary of the transactions in the reserve for loan losses and details regarding impaired loans for the quarters ended March 31, 2000 and 1999 are summarized below:

	Quarters Ended March 31,
	2000	1999
Balance at beginning of period	$ 42,645	$ 43,290
Provision for loan losses	1,962	1,287

Loans charged-off	(2,354)	(2,222)
Recoveries of loans previously charged-off	731	619
Net loan (charge-offs)	(1,623)	(1,603)
Balance at end of period	$ 42,984	$ 42,974

Impaired Loans:
Valuation reserve required (1)	$ 89	$ 988
No valuation reserve required	15,063	12,470
Total impaired loans	$ 15,152	$ 13,458

Valuation reserve related to impaired loans	$ 74	$ 733
Average impaired loans	$ 16,162	$ 14,837

(1) These impaired loans require a valuation reserve allocation because the value of the loans is less than the recorded investments in the loans.

A discussion of the impaired loan criteria, including a definition of impaired loans, is included in Note 1 to the 1999 Annual Report on Form 10-K beginning on page 42.

5. COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, for the quarters ended March 31, 2000 and 1999 are as follows:

	Quarters Ended March 31,
	2000	1999
Net income	$ 18,140	$ 16,891
Unrealized gains (losses) on securities available
for sale, net of reclassification adjustment	3,703	(5,288)
Comprehensive income	$ 21,843	$ 11,603
Disclosure of Reclassification Amount:
Unrealized holding gains (losses) on securities available
for sale arising during the period	$ 3,698	$ (5,289)
Less: Reclassification adjustment for
net (losses) realized during the period	(5)	(1)
Net unrealized gains (losses) on securities
available for sale	$ 3,703	$ (5,288)

The change in accumulated other comprehensive income (loss) from December 31, 1999 is provided below:

Balance as of December 31, 1999	$ (49,072)
Year-to-date unrealized gains on securities available for sale, net of tax	3,703
Balance as of March 31, 2000	$ (45,369)

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 2 to the interim consolidated financial statements on page 7.

6. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2000 and 1999.

	Quarters Ended March 31,
	2000	1999
Basic Earnings Per Share:
Net Income	$ 18,140	$ 16,891
Average common shares outstanding	41,130	43,341
Basic earnings per share	$ 0.44	$ 0.39
Diluted Earnings Per Share:
Net income	$ 18,140	$ 16,891

Average common shares outstanding	41,130	43,341
Dilutive effect of stock options	223	323
Diluted average common shares outstanding	41,353	43,664

Dilutive earnings per share	$ 0.44	$ 0.39

7. CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business at March 31, 2000. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarter ended March 31, 2000 as compared to the same period in 1999. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as First Midwest's 1999 Annual Report on Form 10-K. Results of operations for the quarter ended March 31, 2000 are not necessarily indicative of results to be expected for the full year of 2000.

Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is presented in thousands, except per share data.

Summary of Performance

Net income for the quarter ended March 31, 2000 increased to $ 18,140, or $.44 per share, as compared to 1999's first quarter net income of $16,891, or $.39 per share, representing a 12.8% increase on a per share basis. Return on average assets was 1.30% for the first quarter of 2000 as compared to 1999's first quarter return on average assets of 1.34%. Return on average stockholders' equity was 19.85% for the first quarter of 2000, as compared to 15.30% for the same quarter in 1999.

Included in the results for the quarter just ended were certain nonrecurring expenses totaling $1,117 attributable to strategic changes made in First Midwest's mortgage banking operations during the quarter. (For a detailed discussion, see the following section, "Strategic Realignment of Mortgage Banking Services"). Aside from the realignment of mortgage banking activities, First Midwest saw continued improvement in operating performance during the quarter attributable to increases in both net interest income and noninterest income (exclusive of mortgage banking revenues) as well as tightly managed noninterest expenses. The increase in net interest income was driven by strong loan growth as discussed below. Noninterest income (excluding mortgage banking revenues) increased by some 20% with virtually all categories experiencing double digit percentage gains. Noninterest expenses continued to be well controlled with all categories except computer processing costs experiencing decreases and resulting in an overall decrease for the quarter of 1%.

Loans grew by 4.0% during the quarter and 16.2% as compared to March 31, 1999 with the growth being experienced across all categories. Additionally, asset quality continued healthy with decreases in both nonperforming loans and nonperforming assets being recorded. Net charge-offs of $1.6 million taken during the quarter were more than covered by the provision for loan losses of $1.96 million resulting in the reserve for loan losses being maintained at a level believed to be adequate to absorb losses inherent in the loan portfolio.

Strategic Realignment of Mortgage Banking Services

During the first quarter 2000, First Midwest concluded its strategic review of the manner in which it delivers mortgage products to its customers. The primary purpose of the strategic review was to ensure satisfaction of customer needs through the appropriate delivery of this product, while enhancing revenue predictability from this product line that is effected by the volatility in market interest rates. As a result of the review, First Midwest implemented certain strategic changes in its mortgage banking operations during the quarter. The changes included the discontinuation of operations of its mortgage banking subsidiary, First Midwest Mortgage Corporation ("FMMC"), the sale of FMMC's $1.8 billion mortgage loan servicing portfolio, the disposition of certain related assets and the transfer of all mortgage origination activities to First Midwest Bank, N.A. In conjunction with this realignment, First Midwest entered into a strategic alliance with a leading private label mortgage services provider pursuant to which administrative functions including loan processing, document preparation, secondary market activities and loan servicing were outsourced while the important customer contact function will be conducted by the First Midwest's loan origination sales group.

In connection with the strategic realignment of mortgage banking operations, First Midwest recognized nonrecurring expenses totaling $1,117 ($670 after tax) or $.016 per share which consisted primarily of loss on asset dispositions, severance and related costs, loss on sale of servicing and contract termination costs.

Net Interest Income

Net interest income on a tax equivalent basis totaled $52,050 for the first quarter 2000, representing an increase of $1,099, or 2.1%, over the year ago quarter which totaled $50,951. As shown in the Volume/Rate Analysis on page 12, the increase in net interest income is attributable to higher interest income of $12,713 net of higher interest expense of $11,614. Net interest margin for the first quarter 2000 decreased to 3.96% as compared to 4.23% for the same period in 1999. The decrease in net interest margin is primarily due to higher rates paid on interest bearing liabilities during the 2000 period.

As shown on the Volume/Rate Analysis, the $12,713 increase in interest income is largely attributable to higher volumes of earning assets in both the securities available for sale and loan portfolios which increased $252,255 and $349,770, respectfully, from year ago levels. The $11,614 higher interest expense on paying liabilities is due to higher volumes in time deposits and borrowed funds coupled with higher rates paid thereon. The effect of these factors on net interest income is discussed below.

Loan volume increases were experienced across all loan categories, as discussed in the following "Loan Growth" section. Further contributing to the increase in earning assets in the first quarter of 2000 was the investment by First Midwest in several leveraged arbitrage transactions. During the latter half of 1999 and early in the first quarter of 2000, First Midwest purchased in the aggregate approximately $360 million in U.S. Agency securities and financed such purchases with repurchase agreements. As part of the overall transactions, First Midwest also entered into interest rate swaps to fix the financing costs, resulting in a one year matched arbitrage with a locked interest rate spread of approximately 95 basis points. The leveraged arbitrage transactions account for most of the increase in the securities available for sale and borrowed funds average balances and the related increases in interest income and interest expense, respectively, thereon. Additionally, since this transaction resulted in a higher level of interest earning assets at the narrow interest rate spread discussed above, it accounted for approximately 20 basis points in the difference between net interest margin in the first quarter of 2000 as compared to the same period in 1999. First Midwest had no leveraged arbitrage transactions of this type in place during the first quarter of 1999.

Loan Growth

The following table summarizes growth in loans as of March 31, 2000 as compared to December 31 and March 31, 1999:

	March 31,	December 31,	March 31,	3/31/00 % Change From
	2000	1999	1999	12/31/99	3/31/99
Commercial, industrial & agricultural	$ 839,432	$ 837,352	$ 797,350	0.3%	5.3%
Real estate - commercial	851,456	834,852	770,979	2.0	10.4
Real estate - construction	244,736	189,018	160,406	29.5	52.6
Real estate - 1 - 4 family	257,760	253,268	246,411	1.8	4.6
Consumer	888,907	847,997	678,075	4.8	31.1
Loans, net of unearned discount	$ 3,082,291	$ 2,962,487	$ 2,653,221	4.0%	16.2%

Loan growth during the first quarter of 2000 continued the positive trend begun in the second quarter of 1999. Loan volumes at March 31, 2000 increased by 4.0% and 16.2% as compared to December 31, 1999 and March 31, 1999, respectively. Improvement was experienced in all categories with the largest increase in the real estate construction and consumer categories.

Volume/Rate Analysis

The table below summarizes the changes in average interest-bearing assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 2000 and 1999. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

Quarters Ended March 31, 2000 and 1999

				Average Interest			Interest			Increase/(Decrease) in
	Average Balances			Rates Earned/Paid			Income/Expense			Interest Income/Expense Due to:
						Basis
						Points			Increase
	2000	1999	(Decrease)	2000	1999	Inc/(Dec)	2000	1999	(Decrease)	Volume	Rate	Total

Federal funds sold and other
short-term investments	$ 5,025	$ 2,640	$ 2,385	5.65%	7.88%	(2.23)%	$ 71	$ 52	$ 19	$ 28	$ (9)	$ 19
Mortgages held for sale	8,014	58,626	(50,612)	8.09%	6.78%	1.31%	162	994	(832)	(1,070)	238	(832)
Securities available
for sale (1)	2,204,058	1,951,803	252,255	6.79%	6.48%	0.30%	37,403	32,665	4,738	4,275	463	4,738
Securities held to
maturity (1)	42,464	48,501	(6,037)	7.72%	6.91%	1.36%	820	838	(18)	(374)	356	(18)
Loans, net of unearned
discount (1)	3,003,941	2,654,171	349,770	8.64%	8.45%	0.19%	64,875	56,069	8,806	7,530	1,276	8,806

Total interest-earning assets (1)	$ 5,263,502	$ 4,715,741	$ 547,761	7.85%	7.60%	0.25%	$ 103,331	$ 90,618	$ 12,713	$ 10,389	$ 2,324	$ 12,713

Savings deposits	$ 479,616	$ 531,954	$ (52,338)	1.93%	2.12%	(0.19)%	$ 2,318	$ 2,820	$ (502)	$ (264)	$ (238)	$ (502)
NOW accounts	446,034	429,930	16,104	1.87%	1.81%	0.06%	2,090	1,949	141	74	67	141
Money market deposits	457,523	504,693	(47,170)	3.93%	3.42%	0.51%	4,492	4,310	182	(303)	485	182
Time deposits	1,946,481	1,844,496	101,985	5.27%	4.99%	0.28%	25,669	23,016	2,653	1,309	1,344	2,653
Borrowed funds	1,191,047	643,231	547,816	5.61%	4.71%	0.90%	16,712	7,572	9,140	7,459	1,681	9,140

Total interest-bearing
liabilities	$ 4,520,701	$ 3,954,304	$ 566,397	4.54%	4.01%	0.53%	$ 51,281	$ 39,667	$ 11,614	$ 8,275	$ 3,339	$ 11,614

Net interest margin/income (1)				3.96%	4.23%	(0.27)%	$ 52,050	$ 50,951	$ 1,099	$ 2,114	$ (1,015)	$ 1,099

(1) Interest income and yields are presented on a tax-equivalent basis.

	2000	1999
Net Interest Margin Trend	1st	4th	3rd	2nd	1st
by Quarter 2000 and 1999	3.96%	4.06%	4.21%	4.42%	4.23%

Noninterest Income

Noninterest income increased by $457, or 3.2%, to $14,708 for the quarter ended March 31, 2000, as compared to $14,251 for the same period in 1999.

Service charges on deposit accounts increased 21.4% to $4,989 in the first quarter of 2000 as compared to $4,110 for the same 1999 period. The $879 increase is primarily attributable to higher NSF fees as a result of a tightening in fee waiver practices and to increases in service charges on business accounts. Other service charges, commissions and fees increased 45.3% to $3,538 for the quarter ended March 31, 2000 over the year ago like quarter of $2,433 due to increases of $133 in commissions on official check outsourcing, $215 in alternative investment revenues resulting from a greater number of commissioned sales staff and $455 in debit card related fee income due primarily to greater usage volumes.

First Midwest's investment in corporate owned life insurance generated $1,423 in income for the first quarter 2000 for an increase of $164, or 13.0%, as compared to the year ago like period. Other income increased by $303, or 19.2%, to $1,883 for the first quarter 2000 as compared to $1,580 for the year ago like period due to increased ATM income.

Offsetting the first quarter 2000 increases discussed above was a decline in trust and investment management fees and mortgage banking revenues. Trust and investment management fees for the first quarter 2000 decreased $90, or 3.5%, to $2,478 as compared to the year ago like period of $2,568. Such decrease is due to the decline in general securities market conditions during the first quarter, as fees assessed generally are based on the market value of managed assets. The $1,897 decrease in mortgage banking revenues from the 1999 first quarter of $2,302 was due to the winding down of mortgage banking operations of FMMC and the subsequent transition of activities to the Bank as discussed in the "Strategic Realignment of Mortgage Banking Services" section located on page 10.

Noninterest Expense

Noninterest expense totaled $37,112 for the quarter ended March 31, 2000 as compared to the year ago period of $37,476 for a decrease of $364, or 1.0%, with expenses across all major categories except computer processing showing reductions.

Combined salaries and wages and retirement and other employee benefits decreased to $19,539 for the first quarter of 2000, down $290, or 1.5%, from the same period in 1999 due to the reduction in staffing and related benefit costs in conjunction with the strategic realignment of mortgage banking operations previously discussed. Offsetting this improvement was approximately $280 in nonrecurring severance and related costs resulting from the realignment.

For the three months ended March 31, 2000, occupancy and equipment expenses decreased $211, or 5.7%, and $157, or 7.1%, respectively, as compared to the same year ago period of $3,678 and $2,213, respectively. The decrease in occupancy expense is primarily attributable to lower general repairs and maintenance. The decline in equipment expense is due to lower levels of repairs on equipment and reduced depreciation expense.

Computer processing expense increased $824 to $2,998 for the first quarter 2000 as compared to the same period in 1999. The increase is largely due to higher activity volumes in addition to new costs associated with the expanded utilization of additional products and services offered by First Midwest's primary outsourced data processing vendor to improve efficiencies. Furthermore, additional costs, including a $135 contract termination fee, were incurred by FMMC in connection with the winding down of operations and conversion of data records in connection with the sale of its mortgage loan servicing portfolio.

Professional services declined by $103 to $1,704 for the quarter ended March 31, 2000 as compared to the prior year period of $1,807. The reduction is primarily attributable to lower recruitment fees and lower legal fees due to reimbursement of certain fees in connection with a lawsuit settlement. Other expenses decreased $351, or 5.2%, for the first quarter 2000 as compared to the 1999 period due to cost savings achieved from renegotiated courier services contract in addition to expense decreases spread among various categories of miscellaneous expense.

The efficiency ratio for the quarter ended March 31, 2000 was 54.6% as compared to the 1999 first quarter ratio of 56.6%.

Income Tax Expense

Income tax expense totaled $5,665 for the quarter ended March 31, 2000, decreasing from $6,359 for the same period in 1999 and reflects effective income tax rates of 23.8% and 27.4%, respectively. The decrease in effective tax rate is primarily attributable to increases in federal and state tax exempt income in 2000.

Nonperforming Assets and Past Due Loans

The following table summarizes nonperforming assets and past due loans as of the close of the last five calendar quarters:

	2000	1999
	March 31,	Dec 31,	Sept 30,	June 30,	March 31,
Nonaccrual loans	$ 19,137	$ 20,278	$ 20,905	$ 18,995	$ 18,055
Foreclosed real estate	907	1,157	1,529	1,792	1,960
Total nonperforming assets	$ 20,044	$ 21,435	$ 22,434	$ 20,787	$ 20,015
% of total loans plus foreclosed
real estate	0.65%	0.72%	0.78%	0.75%	0.75%
90 days past due loans accruing interest	$ 6,226	$ 5,286	$ 4,998	$ 5,195	$ 5,005

Nonaccrual loans, totaling $19,137 at March 31, 2000 are comprised of commercial and agricultural loans (31%), real estate loans (62%) and consumer loans (7%). Foreclosed real estate, totaling $907 at March 31, 2000, primarily represents real estate 1-4 family properties.

First Midwest's disclosure with respect to impaired loans is contained in Note 4 to the interim consolidated financial statements, located on page 8.

Provision and Reserve for Loan Losses

Transactions in the reserve for loan losses during the quarters ended March 31, 2000 and 1999 are summarized in the following table:

	Three Months Ended March 31,
	2000	1999
Balance at beginning period	$ 42,645	$ 43,290
Provision for loan losses	1,962	1,287
Loans charged off	(2,354)	(2,222)
Recoveries of loans previously charged-off	731	619
Net loan (charge-offs)	(1,623)	(1,603)
Balance at end of period	$ 42,984	$ 42,974

The provision for loan losses charged to operating expense for the first quarter of 2000 totaled $1,962 as compared to $1,287 for the same quarter in 1999. The amount of the provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values, and Management's assessment of current and prospective economic conditions. Loan charge-offs, net of recoveries, for the quarter totaled $1,623, or .22%, of average loans at March 31, 2000 as compared to the year ago like period loan charge-offs of $1,603, or .24%, of average loans at March 31, 1999.

First Midwest maintains a reserve for loan losses to absorb losses inherent in the loan portfolio. The appropriate level of the reserve for loan losses is determined by systematically performing a review of the loan portfolio quality as required by First Midwest's credit administration policy. The reserve for loan losses consists of three elements; (i) specific - reserves established for specific loans developed through detailed credit reviews; (ii) general allocated - reserves based on historical loan loss experience; and, (iii) general unallocated - reserves based on general economic conditions as well as specific economic factors in the markets in which First Midwest operates.

The specific reserves are based on the detailed analysis of loans over a specified dollar limit as well as loans where the internal credit rating is below a predetermined classification. See Note 4 to the interim consolidated financial statements located on page 8 for additional discussions on specific impaired loans. The general allocated portion of the reserve is determined statistically using a loss migration analysis that examines loss experience and the related internal rating of loans charged-off. The loss migration analysis is performed quarterly and loss factors are periodically updated based on actual experience. The general unallocated portion considers general economic conditions and involves a higher degree of subjectivity in its determination. This segment of the reserve considers risk factors that may not have manifested themselves in First Midwest's historical loss experience used to determine the allocated component of the reserve.

The distribution of the loan portfolio is presented in Note 3 to the interim consolidated financial statement located on page 7. The loan portfolio consists predominantly of loans originated by First Midwest from its primary markets and generally represents credit extension to multi-relationship customers.

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

	Bank Holding Company		Subsidiary Bank
					Minimum
		Minimum		Minimum	Well-
	First	Required	FMB,	Required	Capitalized
	Midwest	FRB	N.A.	OCC	FDICIA
As of March 31, 2000:
Tier I capital to risk-based assets	10.11%	4.00%	8.97%	4.00%	6.00%
Total capital to risk-based assets	11.18%	8.00%	10.05%	8.00%	10.00%
Leverage ratio	7.21%	3.00%	6.40%	3.00%	5.00%

As of December 31, 1999:
Tier I capital to risk-based assets	10.21%	4.00%	9.16%	4.00%	6.00%
Total capital to risk-based assets	11.32%	8.00%	10.28%	8.00%	10.00%
Leverage ratio	7.19%	3.00%	6.45%	3.00%	5.00%

Dividends

First Midwest's earnings and capital position has allowed the Board of Directors to increase the quarterly dividend every year since 1993. The following table summarizes the dividend increases declared during the years 1994 through 1999:

	Quarterly Rate
Date	Per Share	% Increase
November 1999	$ 0.18	13%
November 1998	0.16	7%
November 1997	0.15	13%
November 1996	0.133	18%
February 1996	0.113	12%
February 1995	0.100	15%
February 1994	0.087	13%

FORWARD LOOKING STATEMENTS

The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-Q contains various "forward looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents First Midwest's expectations and beliefs concerning future events including, but not limited to, the following: the impact of market interest rates on net interest income from arbitrage transactions; Management's assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions; and dividends to shareholders.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business related risks and uncertainties effecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitations, the following: fluctuations in market interest rates and the effect on net interest income; competition and borrowers' credit needs affecting the ability to grow the loan portfolio; deviations from the assumptions used to evaluate the appropriate level of the reserve for loan losses and the impact of future earnings performance and capital levels on dividends declared by the Board of Directors.

Accordingly, results actually achieved may differ materially from expected results in these statements. First Midwest does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Submission of matters to a vote of security holders is incorporated herein by reference to Item 5 to the Current Report on Form 8-K dated April 19, 2000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See Exhibit Index appearing on page 17.

(b) Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ DONALD J. SWISTOWICZ
Donald J. Swistowicz
Executive Vice President *

Date: May 11, 2000

* Duly authorized to sign on behalf of the Registrant.

EXHIBIT INDEX

Exhibit Number	Description of Documents	Sequential Page Number
27	Financial Data Schedule	18
99	Independent Accountant's Review Report	20