Form 10-Q
period 2000-06-30
FIRST MIDWEST BANCORP INC
filed 2000-08-14
CIK 702325

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2000 or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _____________________

Commission File Number 0-10967
____________________________________________________________________________________________
FIRST MIDWEST BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Park Blvd., Suite 405, P.O. Box 459
Itasca, Illinois 60143-9768
(Address of principal executive offices) (zip code)

(630) 875-7450
(Registrant's telephone number, including area code)

Common Stock, $.01 Par Value
Preferred Share Purchase Rights
Securities Registered Pursuant to Section 12(g) of the Act

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

As of August 9, 2000, 41,060,422 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.
Exhibit Index is located on page 19.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS

	Page
Part I. FINANCIAL INFORMATION	
Item 1. Financial Statements	
Consolidated Statements of Condition	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Opera	10
Part II. OTHER INFORMATION	
Item 6. Exhibits and Reports on Form 8-K	19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Amounts in thousands)

	June 30, 2000 (Unaudited)	December 31 1999
Assets		
Cash and due from banks	$ 186,943	$ 155,407
Federal funds sold and other short-term investments	21,911	1,566
Mortgages held for sale	4,350	12,215
Securities available for sale, at market value	2,164,297	2,033,247
Securities held to maturity, at amortized cost	45,558	43,543
Loans, net of unearned discount	3,201,708	2,962,487
Reserve for loan loss	(44,112)	(42,645)
Net loans	3,157,596	2,919,842
Premises, furniture and equipment	80,788	80,408
Accrued interest receivable	48,635	43,181
Investment in corporate owned life insurance	113,220	105,343
Other assets	85,687	116,836
Total assets	$ 5,908,985	$ 5,511,588
Liabilities		
Demand deposits	$ 686,982	$ 663,306
Savings deposits	475,262	479,618
NOW accounts	466,098	451,269
Money market deposits	479,568	465,354
Time deposits	1,956,192	1,941,636
Total deposits	4,064,102	4,001,183
Borrowed funds	1,392,484	1,077,732
Accrued interest payable	23,210	21,722
Other liabilities	34,030	41,690
Total liabilities	5,513,826	5,142,327
Stockholders' equity		
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 60,000 shares authorized; 45,548 shares issued: June 30, 2000 - 41,055 shares outstanding December 31, 1999 - 41,113 shares outstanding	455	455
Additional paid-in capital	81,370	81,845
Retained earnings	464,606	442,711
Accumulated other comprehensive (loss), net of tax	(43,375)	(49,072)
Treasury stock, at cost: June 30, 2000 - 4,493 shares December 31, 1999 - 4,435 shares	(107,897)	(106,678)
Total stockholders' equity	395,159	369,261
Total liabilities and stockholders' equity	$ 5,908,985	$ 5,511,588

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,	
	2000	1999	2000	1999
Interest Income				
Loans	$ 68,893	57,082	133,428	112,043
Securities available for sale	34,868	28,427	68,893	58,207
Securities held to maturity	729	719	1,409	1,411
Federal funds sold and other short-term investments	227	974	460	2,020
Total interest income	104,717	87,202	204,190	174,631
Interest Expense				
Deposits	36,471	31,140	71,040	63,235
Borrowed funds	19,846	7,410	36,558	14,982
Total interest expense	56,317	38,550	107,598	78,217
Net interest income	48,400	48,652	96,592	96,414
Provision for loan losses	2,512	1,205	4,474	2,492
Net interest income after provision for loan losses	45,888	47,447	92,118	93,922
Noninterest Income				
Service charges on deposit accounts	5,496	4,536	10,485	8,646
Trust and investment management fees	2,680	2,482	5,158	5,050
Other service charges, commissions, and fees	4,244	2,841	7,782	5,274
Mortgage banking revenue	1	1,477	406	3,779
Corporate owned life insurance income	1,454	1,293	2,877	2,552
Security (losses)/gains, net	(49)	68	(57)	67
Other income	1,733	1,806	3,616	3,306
Total noninterest income	15,559	14,503	30,267	28,754
Noninterest Expense				
Salaries and wages	15,401	15,948	31,103	31,992
Retirement and other employee benefits	4,192	3,781	8,029	7,566
Occupancy expense of premises	3,299	3,208	6,766	6,668
Equipment expense	1,901	2,068	3,957	4,281
Computer processing expense	2,718	2,571	5,716	4,745
Advertising and promotions	1,115	1,069	2,100	2,130
Professional services	2,168	2,246	3,872	4,053
Other expenses	6,406	6,890	12,790	13,604
Total noninterest expense	37,200	37,781	74,333	75,237
Income before income tax expense	24,247	24,169	48,052	47,419
Income tax expense	5,684	6,284	11,349	12,643
Net income	$ 18,563	$ 17,885	$ 36,703	$ 34,776
Per Share Data				
Basic earnings per share	$ 0.45	$ 0.42	$ 0.89	$ 0.81
Diluted earnings per share	$ 0.45	$ 0.42	$ 0.89	$ 0.81
Cash dividends declared per share	$ 0.18	$ 0.16	$ 0.36	$ 0.32
Weighted average shares outstanding	41,122	42,377	41,126	42,857
Weighted average diluted shares outstanding	41,347	42,711	41,330	43,185

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30, 2000	Six Months Ended June 30, 1999
Operating Activities		
Net income	$ 36,703	$ 34,776
Adjustments to reconcile net income to net cash provided by operating activities:		
Provision for loan losses	4,474	2,492
Depreciation and amortization of premises, furniture, and equipment	4,384	4,508
Net (accretion) amortization of (discount) premium on securities	(1,237)	1,604
Net losses (gains) on sales of securities	58	(67)
Net (gains) on sales of other real estate owned	(333)	(147)
Net (gains) on sales of premises, furniture, and equipment	(28)	(381)
Net loss on sale of mortgage servicing rights	207	-
Net (increase) in deferred income taxes	(4,414)	(2,357)
Net amortization of goodwill and other intangibles	1,674	1,563
Originations and purchases of mortgage loans held for sale	(51,446)	(289,119)
Proceeds from sales of mortgage loans held for sale	59,311	329,281
Changes in operating assets and liabilities:		
Net (increase) decrease in accrued interest receivable	(5,454)	2,787
Net decrease in other assets	7,681	3,602
Net (increase) in corporate owned life insurance	(7,877)	(2,552)
Net increase (decrease) in accrued interest payable	1,488	(4,472)
Net (decrease) in other liabilities	(7,651)	(872)
Net cash provided by operating activities	37,540	80,646
Investing Activities		
Securities available for sale:		
Proceeds from maturities, repayments, and calls	126,300	356,713
Proceeds from sales	118,529	239,617
Purchases	(365,363)	(522,775)
Securities held to maturity:		
Proceeds from maturities, repayments, and calls	5,255	4,603
Purchases	(7,268)	(4,205)
Loans made to customers, net of principal collected	(244,336)	(109,226)
Proceeds from sales of other real estate owned	2,303	1,434
Proceeds from sales of premises, furniture, and equipment	685	720
Purchases of premises, furniture, and equipment	(5,421)	(4,848)
Proceeds from sale of mortgage servicing rights	22,564	-
Net cash (used) by investing activities	(346,752)	(37,967)
Financing Activities		
Net increase (decrease) in deposit accounts	62,919	(13,025)
Net increase in borrowed funds	314,752	48,139
Purchase of treasury stock	(2,360)	(35,114)
Issuance of treasury stock to benefit plans	(97)	(127)
Cash dividends paid	(14,817)	(13,935)
Exercise of stock options	696	1,014
Net cash provided (used) by financing activities	361,093	(13,048)
Net increase in cash and cash equivalents	51,881	29,631
Cash and cash equivalents at beginning of period	156,973	156,536
Cash and cash equivalents at end of period	$ 208,854	$ 186,167

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of First Midwest Bancorp, Inc. ("First Midwest" or the "Company") have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires Management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In addition, certain reclassifications have been made to the 1999 data to conform to the 2000 presentation. For further information with respect to significant accounting policies followed by First Midwest in the preparation of its consolidated financial statements, refer to First Midwest's Annual Report on Form 10-K for the year ended December 31, 1999.
Disclosures about Segments of an Enterprise and Related Information

Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. First Midwest's chief operating decision maker evaluates the operations of the Company as one operating segment, commercial banking, due to the materiality of the commercial banking operation to the Company's financial condition and results of operations taken as a whole, and, as a result, separate segment disclosures are not required. First Midwest offers the following products and services to external customers: deposits, loans, mortgage banking related services and trust services. Revenues related to each of these products and services are disclosed separately in the Consolidated Statements of Income.
Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by FASB No. 138. The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. FASB No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related changes in value of the hedged item and requires that a company document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The effective date for FASB No. 133 was delayed by one year pursuant to the issuance of Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133". The revised effective date for FASB No. 133 is for fiscal years beginning after June 15, 2000. FASB No. 133 cannot be applied retroactively; it must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). First Midwest has not yet quantified nor determined the extent to which the Statement will alter its use of certain derivatives in the future and the impact on its financial position or results of operations.

2.  SECURITIES

The aggregate amortized cost, gross unrealized gains and losses, and market value of securities were as follows:

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 6 to the interim consolidated financial statements on page 9.

3.  LOANS

The major classifications of loans are as follows:

4. RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

A summary of the transactions in the reserve for loan losses and details regarding impaired loans for the quarters and six months ended June 30, 2000 and 1999 are summarized below:

(1) These impaired loans require a valuation reserve allocation because the value of the loans is less than the recorded investments in the loans.

A discussion of the impaired loan criteria, including a definition of impaired loans, is included in Note 1 to the 1999 Annual Report on Form 10-K beginning on page 42.

5.  EARNINGS PER COMMOM SHARE

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2000 and 1999:

6.  COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, for the quarters and six months ended June 30, 2000 are as follows:

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 2 to the interim consolidated financial statements on page 7.

7.  SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosures to the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 are as follows:

8.  CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business at June 30, 2000. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarter and six months ended June 30, 2000 as compared to the same periods in 1999. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as First Midwest's 1999 Annual Report on Form 10-K. Results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full year of 2000.  Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is presented in thousands, except per share data.
Summary of Performance

Net income for the quarter ended June 30, 2000 increased to $18,563, or $.45 per share, as compared to 1999's second quarter net income of $17,885, or $.42 per share, representing a 7.1% increase on a per share basis. Net income for the six months ended June 30, 2000 totaled $36,703, or $.89 per share, as compared to $34,776, or $.81 per share, for the same period in 1999, for an increase of 9.9% on a per share basis.

Return on average assets was 1.29% for the second quarter of 2000 as compared to 1999's second quarter return on average assets of 1.40%. Return on average assets was also 1.29% for the six months ended June 30, 2000 as compared to 1.37% for the same period in 1999. Return on average stockholders' equity was 19.62% for the second quarter of 2000, as compared to 16.85% for the same quarter in 1999. Return on average stockholders' equity was 19.73% for the six months ended June 30, 2000 as compared to 16.06% for the same period in 1999. The decrease in return on average assets for the quarter and six month period of 2000 is primarily due to the increase in average assets from $5.14 billion in the second quarter 1999 to $5.80 billion for the like 2000 quarter. Similarly, the increase in return on average equity for the second quarter of 2000 as compared to the like 1999 quarter is attributable to a decrease in average stockholder's equity between the two quarters due primarily to the purchase of treasury stock.

Net interest income on a tax equivalent basis for the second quarter of 2000 increased slightly over the like quarter of 1999 as well as the first quarter of 2000. This improvement is attributable to strong loan growth across all categories with total loans at June 30, 2000 having increased by 15.7%, 8.1% and 3.9% over levels existent at June 30, 1999, December 31, 1999 and March 31, 2000, respectively. Noninterest income for the 2000 quarter grew 7.3% over 1999 led by increases in both service charges on deposit accounts and other service charges, even as mortgage banking revenues disappeared incident to the strategic realignment of residential mortgage banking operations (discussed below). Noninterest expense declined 1.5% as compared to 1999's second quarter. Included in noninterest expense for the second quarter and first six months of 2000 were nonrecurring expenses totaling $475 ($285 after tax or $.007 per diluted share) and $1,592 ($955 after tax or $.023 per diluted share), respectively, related to mortgage banking operations realignment. These operational changes have been substantially completed as of June 30, 2000.

Credit quality at June 30, 2000 was largely in line with peer group performance with nonperforming loans continuing to show improvement as a percentage of total loans and net charge-offs for the quarter were at their lowest level in 13 quarters.

Strategic Realignment of Mortgage Banking Services

As reported in the 1999 Annual Report on Form 10-K and the March 31, 2000 Report on Form 10-Q, First Midwest has implemented certain strategic changes in its mortgage banking operations to ensure satisfaction of customer needs and to enhance revenue predictability. The changes included the discontinuation of operations of its mortgage banking subsidiary, First Midwest Mortgage Corporation ("FMMC"), the sale of FMMC's $1.8 billion mortgage loan servicing portfolio, the disposition of certain related assets and the transfer of all mortgage origination activities to First Midwest Bank. In conjunction with this realignment, First Midwest entered into a strategic alliance with a leading private label mortgage services provider pursuant to which administrative functions including loan processing, document preparation, secondary market activities and loan servicing were outsourced while the important customer contact function will be conducted by the First Midwest Bank's loan origination sales group. As of June 30, 2000 all activities related to the liquidation of FMMC have been substantially completed.

In connection with these changes in operations, First Midwest recognized nonrecurring expenses totaling $1,592 ($955 after tax or, $.023 per diluted share), which consisted primarily of loss on asset dispositions, severance and related costs, loss on sale of servicing and contract termination costs.
Net Interest Income and Funding Sources

Net interest income on a tax equivalent basis totaled $52,297 for the second quarter 2000, representing an increase of $188, or 0.4%, over the year ago quarter which totaled $52,109. As shown in the Volume/Rate Analysis on page 13, the increase in net interest income is attributable to higher interest income of $17,955 net of higher interest expense of $17,767. Net interest margin for the second quarter 2000 decreased to 3.84% as compared to 4.42% for the same period in 1999. The decrease in net interest margin is primarily due to higher rates paid on interest bearing liabilities during the 2000 period.

As shown on the Volume/Rate Analysis, the $17,955 increase in interest income is largely attributable to higher volumes of earning assets in both the securities available for sale and loan portfolios which increased $327,904 and $450,300, respectfully, from year-ago levels. The increase of $17,767 in interest expense on paying liabilities is due to higher volumes of borrowed funds coupled with higher rates paid thereon. The effect of these factors on net interest income is discussed below.

Loan volume increases were experienced across all loan categories, as discussed in the following "Loan Growth" section. Further contributing to the increase in earning assets in the second quarter of 2000 was the investment by First Midwest in several leveraged arbitrage transactions. During the latter half of 1999 and early in the first quarter of 2000, First Midwest purchased in the aggregate approximately $360 million in U.S. Agency securities and financed such purchases with repurchase agreements. As part of the overall transactions, First Midwest also entered into interest rate swaps to fix the financing costs, resulting in a one year matched arbitrage with a locked interest rate spread of approximately 95 basis points, in the aggregate. The leveraged arbitrage transactions account for most of the increase in the securities available for sale portfolio and approximately half of the increase in the borrowed funds average balances as compared to the second quarter of 1999. First Midwest had no leveraged arbitrage transactions of this type in place during the second quarter of 1999.

In addition to the arbitrage transactions, First Midwest increased its reliance on higher cost, wholesale borrowings primarily in the form of repurchase agreements in order to support loan growth. While First Midwest has always relied on repurchase agreements as an accessible form of short-term funding, the costs of such funding has increased significantly over the past four quarters due to the general rise in market interest rates. These factors have contributed to First Midwest's increased cost of funds and the reduction in net interest margin for the quarter and six month period ending June 30, 2000.

In an effort to reduce its reliance on higher cost wholesale funds, First Midwest has been focusing its sales efforts on increasing certain core funding sources including savings deposits, NOW accounts and money market deposits. As indicated on the Volume/Rate Analysis tables on pages 13 and 14, these funding sources are considerably less expensive than either time deposits or borrowed funds. As a result of its efforts to enhance its core funding sources, First Midwest saw an increase in the average balance of these three funding sources during the second quarter of 2000. This increase reversed a decline in these three categories that began in the fourth quarter of 1999 as shown in the table below:
Selected Core Funding Sources

Loan Growth

The following table summarizes growth in loans as of June 30, 2000 as compared to December 31 and June 30 1999:

Loan growth during the six months ended June 30, 2000 continued the positive trend begun in the second quarter 1999. Loan volumes at June 30, 2000 increased by 8.1% and 15.7% as compared to December 31, 1999 and June 30, 1999, respectively. Improvement was experienced in all categories with the largest increase in the real estate construction and consumer categories.
Volume/Rate Analysis

The table below summarizes the changes in average interest-bearing assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarter ended June 30, 2000 and 1999. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis.

Volume/Rate Analysis

The table below summarizes the changes in average interest-bearing assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the six months ended June 30, 2000 and 1999. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis.

Noninterest Income

Noninterest income increased by $1,056 or 7.3%, to $15,559 for the quarter ended June 30, 2000, as compared to $14,503 for the same period in 1999. This increase occurred despite the absence of $1,476 in mortgage banking revenues due to the previously discussed changes made in mortgage banking activities. Noninterest income totaled $30,267 for the six months ended June 30, 2000 as compared to $28,754 for the same period in 1999 for an increase of 5.3% despite a reduction in mortgage banking revenues of $3,373 during the six month period. The reasons underlying the increases are discussed below.

Service charges on deposit accounts increased 21.2% to $5,496 in the second quarter of 2000 as compared to $4,536 for the same 1999 period. The $960 increase is primarily attributable to higher returned check (NSF) revenue as a result of a tightening in fee waiver practices and to increases in service charges on business checking and NOW accounts. Other service charges, commissions and fees increased 49.4% to $4,244 for the quarter ended June 30, 2000 over the year ago like quarter of $2,841 due to increases of $424 in commissions on the sales of annuity, investment and insurance products, $224 in commissions on the sale of mortgage products in conjunction with its new strategic alliance, $171 in commissions on official check outsourcing, $149 in merchant fees and $263 in debit card related fee income due primarily to greater usage volumes.

Trust and investment management fees for the second quarter 2000 increased $198, or 8.0%, to $2,680 as compared to the year ago period of $2,482.

First Midwest's investment in corporate owned life insurance generated $1,454 in income for the second quarter 2000 for an increase of $161, or 12.5%, as compared to the year ago like period while other income decreased by $73, or 4.01%, to $1,733 for the second quarter 2000 as compared to 1999 period.
Noninterest Expense

Noninterest expense totaled $37,200 for the quarter ended June 30, 2000 as compared to the year ago period of $37,781 for a decrease of $581, or 1.5%, with expenses across all major categories except computer processing showing reductions. For the six months ended June 30, 2000, noninterest expense decreased $924, or 1.2%, compared to the same period a year ago. A comparison of the major categories of noninterest expense for the quarters and six month periods is discussed below.

Salaries and wages decreased by $547 (3.4%) and $889 (2.8%) for the quarter and six month period ended June 30, 2000 as compared to prior year levels. The decrease for both periods was due to the reduction in staffing of FMMC offset by severance costs and stay bonuses. Of the approximate 102 FTE's on FMMC's staff as of January 1, 2000, only 2 remain as of June 30, 2000 to complete certain final administrative activities. Additionally, severance and related costs for the final two quarters of 2000 are expected to be less than $100 in each quarter.

Retirement and other employee benefits, which include severance-related benefits paid to employees of FMMC, increased by $411 in the second quarter of 2000 compared to the 1999 period. The increase was almost entirely attributable to a special healthcare contribution of $400 paid to the self-insured healthcare and dental trust to reimburse it for certain extraordinary claim costs incurred during the second quarter of 2000.

For the quarter ended June 30, 2000, occupancy expenses increased $91, or 2.8%, as compared to the same year ago period of $3,208. The increase in occupancy expense is primarily attributable to higher depreciation of facilities. Equipment expense decreased $167, or 8.1%, as compared to the same year ago period of $2,068. The decline in equipment expense is due to lower levels of repairs on equipment and reduced depreciation expense.

Computer processing expense increased $147 to $2,718 for the second quarter 2000 as compared to the same period in 1999 of $2,571. Although less than the $824 increase experienced in the first quarter of 2000 as compared to the like 1999 period, the second quarter increase was also largely due to higher activity volumes in addition to new costs associated with the expanded utilization of additional products and services offered by First Midwest.

Professional services declined by $78 to $2,168 for the quarter ended June 30, 2000 as compared to the prior year period of $2,246. The reduction is primarily attributable to lower recruitment fees and lower legal fees due to reimbursement of certain fees in connection with a lawsuit settlement.

Other expenses decreased $484, or 7.0%, for the second quarter 2000 as compared to the 1999 period due to cost savings achieved from renegotiated courier services contract in addition to expense decreases spread among various categories of miscellaneous expense.

The efficiency ratio for the quarter ended June 30, 2000 was 54.0% as compared to the 1999 second quarter ratio of 56.0%, while the ratio for the six months ended June 30, 2000 was 54.3%, as compared to 56.3% for the same period in 1999.

Income Tax Expense

Income tax expense totaled $5,684 for the quarter ended June 30, 2000, decreasing from $6,284 for the same period in 1999 and reflects effective income tax rates of 23.4% and 26.0%, respectively. Income tax expense totaled $11,349 for the six months ended June 30, 2000 decreasing from $12,643 for the 1999 six month period and reflects effective tax rates of 23.6% and 26.7%, respectively. The decrease in effective tax rate is primarily attributable to increases in federal and state tax exempt income in 2000.
Nonperforming Assets and Past Due Loans

The following table summarizes nonperforming assets and past due loans as of the close of the last five calendar quarters:

Nonaccrual loans, totaling $19,838 at June 30, 2000 are comprised of commercial and agricultural loans (31%), real estate loans (61%) and consumer loans (8%). Foreclosed real estate, totaling $1,295 at June 30, 2000, primarily represents real estate loans on 1-4 family properties.

First Midwest's disclosure with respect to impaired loans is contained in Note 4 to the interim consolidated financial statements, located on page 8.
Provision and Reserve for Loan Losses

Transactions in the reserve for loan losses during the quarters and six months ended June 30, 2000 and 1999 are summarized in the following table:

Loan charge-offs, net of recoveries, for the quarter totaled $1,384 or .18% of average loans as compared to loan charge-offs for the like period in 1999 of $1,564 or .23%. The charge-offs for the current quarter were at their lowest level since the first quarter of 1997.

The provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-offs, delinquencies, collateral values and Management's assessment of current and prospective economic conditions. The provision for loan losses charged to operating expense for the second quarter of 2000 totaled $2,512 as compared to $1,205 for the same quarter in 1999. The provision for loan losses for the current quarter exceeded net charge-offs by $1,128.

First Midwest maintains a reserve for loan losses to absorb losses inherent in the loan portfolio. The appropriate level of the reserve for loan losses is determined by systematically performing a review of the loan portfolio quality as required by First Midwest's credit administration policy. The reserve for loan losses consists of three elements; (i) specific: reserves established for specific loans developed through detailed credit reviews; (ii) general allocated: reserves based on historical loan loss experience; and, (iii) general unallocated: reserves based on general economic conditions as well as specific economic factors in the markets in which First Midwest operates.

The specific reserves are based on the detailed analysis of loans over a specified dollar limit as well as loans where the internal credit rating is below a predetermined classification. See Note 4 to the interim consolidated financial statements located on page 8 for additional discussions on specific impaired loans. The general allocated portion of the reserve is determined statistically using a loss migration analysis that examines loss experience and the related internal rating of loans charged-off. The loss migration analysis is performed quarterly and loss factors are periodically updated based on actual experience. The general unallocated portion considers general economic conditions as well as other specific market economic factors and involves a higher degree of subjectivity in its determination. This segment of the reserve considers risk factors that may not have manifested themselves in First Midwest's historical loss experience used to determine the allocated component of the reserve.

The distribution of the loan portfolio is presented in Note 3 to the interim consolidated financial statement located on page 7. The loan portfolio consists predominantly of loans originated by First Midwest from its primary markets and generally represents credit extension to multi-relationship customers.
Capital
Capital Measurements

The table below compares First Midwest's capital structure to the minimum capital ratios required by its primary regulator, the Federal Reserve Board ("FRB"). Also provided is a comparison of capital ratios for First Midwest's national banking subsidiary, First Midwest Bank, N.A. ("FMB, N.A.") to its primary regulator, the Office of the Comptroller of the Currency ("OCC"). Both First Midwest and FMB, N.A. are subject to the minimum capital ratios defined by banking regulators pursuant to the FDIC Improvement Act ("FDICIA") and have capital measurements in excess of the levels required by their respective bank regulatory authorities to be considered "well-capitalized" which is the highest capital category established under the FDICIA.

Dividends

First Midwest's earnings and capital position has allowed the Board of Directors to increase the quarterly dividend every year since 1993. The following table summarizes the dividend increases declared during the years 1994 through 1999:

Forward Looking Statements

The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-Q contains various "forward looking statements" within the meaning of Section 27A of the Securities and Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents First Midwest's expectations and beliefs concerning future events including, but not limited to, the following: the impact of wholesale and core funding levels and of market interest rates on net interest income; Management's assessment of its provision and reserve for loan loss levels based upon trends in nonperforming assets and future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions; and dividends to shareholders.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business related risks and uncertainties effecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitations, the following: fluctuations in market interest rates and the effect on net interest income; competition and borrowers' credit needs affecting the ability to grow the loan portfolio; deviations from current trends in nonperforming assets and the assumptions used to evaluate the appropriate level of the reserve for loan losses; and the impact of future earnings performance and capital levels on dividends declared by the Board of Directors.

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
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - See Exhibit Index appearing on page 19.
(b)   Form 8-K  - On April 25, 2000, First Midwest filed a report on Form 8-K to announce the approval of all matters put forth to its shareholders at its Annual Meeting on April 19, 2000.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
First Midwest Bancorp, Inc.

             /s/ DONALD J. SWISTOWICZ

Donald J. Swistowicz
Executive Vice President *
Date: August 11, 2000

* Duly authorized to sign on behalf of the Registrant.
EXHIBIT INDEX

Exhibit Number	Description of Documents	Sequential Page Number
23	Acknowledgement of Ernst & Young LLP	21
27	Financial Data Schedule	22
99	Independent Accountant's Review Report	23