Form 10-Q
period 2000-09-30
FIRST MIDWEST BANCORP INC
filed 2000-11-13
CIK 702325

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2000 or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _____________________

Commission File Number 0-10967
____________________________________________________________________________________________
FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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

As of November 13, 2000, 40,919,871 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.
Exhibit Index is located on page 20.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS

Page

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Condition	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	19

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CONDITION (Amounts in thousands)
	September 30, 2000	December 31, 1999

	(Unaudited)
Assets
Cash and due from banks	$163,392	$155,407
Federal funds sold and other short-term investments	10,077	1,566
Mortgages held for sale	4,166	12,215
Securities available for sale, at market value	2,127,425	2,033,247
Securities held to maturity, at amortized cost	43,063	43,543

Loans, net of unearned discount	3,298,646	2,962,487
Reserve for loan loss	(45,049)	(42,645)

Net loans	3,253,597	2,919,842

Premises, furniture and equipment	80,989	80,408
Accrued interest receivable	53,043	43,181
Investment in corporate owned life insurance	114,714	105,343
Other assets	114,072	116,836

Total assets	$5,964,538	$5,511,588

Liabilities
Demand deposits	$676,333	$663,306
Savings deposits	448,144	479,618
NOW accounts	476,971	451,269
Money market deposits	515,256	465,354
Time deposits	2,103,531	1,941,636

Total deposits	4,220,235	4,001,183

Borrowed funds	1,259,205	1,077,732
Accrued interest payable	28,899	21,722
Other liabilities	37,998	41,690

Total liabilities	5,546,337	5,142,327

Stockholders' equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 60,000 shares authorized; 45,548 shares issued:
September 30, 2000 - 40,951 shares outstanding
December 31, 1999 - 41,113 shares outstanding	455	455
Additional paid-in capital	80,944	81,845
Retained earnings	476,626	442,711
Accumulated other comprehensive income	(29,041)	(49,072)
Treasury stock, at cost: September 30, 2000 - 4,597 shares
December 31, 1999 - 4,435 share	(110,783)	(106,678)

Total stockholders' equity	418,201	369,261

Total liabilities and stockholders' equity	$5,964,538	$5,511,588
See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (Amounts in thousands, except per share data) (Unaudited)
	Quarters Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000		1999
Interest Income
Loans	$72,143	$59,158	$205,571		$172,101
Securities available for sale	35,351	30,558	104,244		88,815
Securities held to maturity	725	739	2,134		2,150
Funds sold and other short-term investments	853	1,340	1,313		3,360

Total interest income	109,072	91,795	313,262		266,426

Interest Expense
Deposits	41,158	32,273	112,198		95,508
Borrowed funds	20,886	11,062	57,444		26,044

Total interest expense	62,044	43,335	169,642		121,552

Net interest income	47,028	48,460	143,620		144,874

Provision for loan losses	2,625	1,784	7,099		4,276

Net interest income after provision for loan losses	44,403	46,676	136,521		140,598

Noninterest Income
Service charges on deposit accounts	5,495	4,904	15,980		13,550
Trust and investment management fees income	2,677	2,476	7,835		7,526
Other service charges, commissions, and fees	3,979	3,513	11,761		8,787
Mortgage banking revenues	(12)	891	394		4,670
Corporate owned life insurance income	1,494	1,323	4,371		3,875
Security gains (losses), net	1,111	(371)	1,054		(304)
Other income	1,519	1,604	5,135		4,990

Total noninterest income	16,263	14,340	46,530		43,094

Noninterest Expense
Salaries and wages	14,422	15,896	45,525		47,888
Retirement and other employee benefits	3,897	3,805	11,926		11,371
Occupancy expense of premises	3,411	3,255	10,177		10,141
Equipment expense	2,084	2,148	6,041		6,429
Technology and related costs	2,581	2,490	8,297		7,235
Advertising and promotions	1,043	1,004	3,143		3,134
Professional services	1,736	2,443	5,608		6,496
Other expenses	5,862	6,168	18,652		19,772

Total noninterest expense	35,036	37,209	109,369		112,466

Income before income tax expense	25,630	23,807	73,682		71,226
Income tax expense	6,228	5,805	17,577		18,448

Net income	$19,402	$18,002	$56,105		$52,778

Per Share Data
Basic earnings per share	$0.47	$0.43	$1.36		$1.24
Diluted earnings per share	$0.47	$0.43	$1.36		$1.23

Cash dividends per share	$0.18	$0.16	$0.54	$	$0.48

Weighted average shares outstanding	41,057	41,760	41,103		42,487
Weighted average diluted shares outstanding	41,313	42,081	41,338		42,813

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)
	Nine Months Ended September 30,

	2000	1999
Operating Activities
Net income	$56,105	$52,778
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,099	4,276
Depreciation and amortization of premises, furniture, and equipment	6,630	6,710
Net (accretion) amortization of (discount) premium on securities	(2,399)	1,368
Net (gains) losses on sales of securities	(1,054)	304
Net (gains) on sales of other real estate owned	(371)	(243)
Net (gains) on sales of premises, furniture, and equipment	(43)	(454)
Net loss on sale of mortgage servicing rights	222	-
Net (increase) in deferred income taxes	(3,611)	(2,954)
Net amortization of goodwill and other intangibles	2,412	2,341
Changes in operating assets and liabilities:
Originations and purchases of mortgage loans held for sale	(75,278)	(338,305)
Proceeds from sales of mortgage loans held for sale	83,327	385,245
Net (increase) in accrued interest receivable	(9,862)	(7,774)
Net (increase) decrease in other assets	(30,183)	10,038
Purchases of corporate owned life insurance	(9,371)	(3,875)
Net increase in accrued interest payable	7,177	2,043
Net (decrease) in other liabilities	(3,665)	(621)

Net cash provided by operating activities	27,135	110,877
Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	166,563	407,618
Proceeds from sales	183,391	363,664
Purchases	(407,846)	(922,447)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	8,877	4,971
Purchases	(8,393)	(5,105)
Loans made to customers, net of principal collected	(344,322)	(213,468)
Proceeds from sales of other real estate owned	2,529	4,150
Proceeds from sales of premises, furniture, and equipment	737	874
Purchases of premises, furniture, and equipment	(7,975)	(7,967)
Proceeds from sale of mortgage servicing rights	22,564	-

Net cash (used) by investing activities	(383,875)	(367,710)
Financing Activities
Net increase (decrease) in deposit accounts	219,052	(28,220)
Net increase in borrowed funds	181,473	384,296
Purchase of treasury stock	(6,494)	(61,318)
Issuance of treasury stock to benefit plans	(267)	(131)
Cash dividends paid	(22,217)	(20,419)
Exercise of stock options	1,689	1,423

Net cash provided by financing activities	373,236	275,631

Net increase in cash and cash equivalents	16,496	18,798
Cash and cash equivalents at beginning of period	156,973	156,536

Cash and cash equivalents at end of period	$173,469	$175,334

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

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by FASB No. 138. The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. FASB No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related changes in value of the hedged item and requires that a company document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The effective date for FASB No. 133 was delayed by one year pursuant to the issuance of Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133". The revised effective date for FASB No. 133 is for fiscal years beginning after June 15, 2000. FASB No. 133 cannot be applied retroactively; it must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). Based upon its evaluation to date, First Midwest anticipates that the adoption of FASB No. 133 on January 1, 2001 will not have a material impact on the consolidated financial statements.

2.  SECURITIES

The aggregate amortized cost, gross unrealized gains and losses, and market value of securities were as follows:
	September 30, 2000				December 31, 1999
		Gross Unrealized				Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value	Amortized Cost	Gains	Losses	Market Value
Available for Sale
U.S. Treasury securities	$747	$-	$(2)	$745	$2,136	$1	$(5)	$2,132
U.S. Agency securities	627,344	238	(4,596)	622,986	644,151	309	(7,542)	636,918
Mortgage-backed securities	995,832	1,095	(27,419)	969,508	943,949	611	(40,038)	904,522
State and municipal securities	485,380	3,123	(17,495)	471,008	488,793	1,150	(31,676)	458,267
Other securities	65,731	1,334	(3,887)	63,178	34,664	23	(3,279)	31,408

Total	$2,175,034	$5,790	(53,399)	$2,127,425	$2,113,693	$2,094	$(82,540)	$2,033,247

Held to Maturity
U.S. Treasury securities	$1,720	$-	$-	$1,720	$1,120	$-	$-	$1,120
U.S. Agency securities	75	-	-	75	401	-	-	401
State and municipal securities	19,378	757	(13)	20,122	20,619	729	(28)	21,320
Other securities	21,890	-	-	21,890	21,403	-	-	21,403

Total	$43,063	$757	$(13)	$43,807	$43,543	$729	$(28)	$44,244

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 6 to the interim consolidated financial statements on page 9.

3.  LOANS

The major classifications of loans are as follows:

	September 30,	December 31,
	2000	1999

Commercial, industrial and agricultural	$891,856	$837,352
Real estate - commercial	913,814	834,852
Real estate - construction	280,196	189,018
Real estate - 1 - 4 family	258,800	253,268
Consumer	953,980	847,997

Loans, net of unearned discount	$3,298,646	$2,962,487

4. RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

A summary of the transactions in the reserve for loan losses and details regarding impaired loans for the quarters and nine months ended September 30, 2000 and 1999 are summarized below:
	Quarters Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

Balance at beginning of period	$44,112	$42,615	$42,645	$43,290
Provision for loan losses	2,625	1,784	7,099	4,276

Loans charged-off	(2,224)	(2,467)	(6,630)	(6,950)
Recoveries of loans previously charged-off	536	666	1,935	1,982

Net loan (charge-offs)	(1,688)	(1,801)	(4,695)	(4,968)

Balance at end of period	$45,049	$42,598	$45,049	$42,598

Impaired Loans:
Requiring valuation reserve (1)			$74	$348
Not requiring valuation reserve			15,691	16,859

Total impaired loans			$15,765	$17,207

Valuation reserve related to impaired loans			$74	$333
Average impaired loans			$15,199	$14,921

(1) These impaired loans require a valuation reserve allocation because the value of the loans is less than the recorded investments in the loans.

5. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2000 and 1999:
	Quarters Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Basic Earnings Per Share:
Net income	$19,402	$18,002	$56,105	$52,778
Average common shares outstanding	41,057	41,760	41,103	42,487
Basic earnings per share	$0.47	$0.43	$1.36	$1.24

Diluted Earnings Per Share:
Net income	$19,402	$18,002	$56,105	$52,778

Average common shares outstanding	41,057	41,760	41,103	42,487
Dilutive effect of stock options	256	321	235	326

Diluted average common shares outstanding	41,313	42,081	41,338	42,813

Diluted earnings per share	$0.47	$0.43	$1.36	$1.23

6. COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, for the quarters and nine months ended September 30, 2000 are as follows:
		Quarters Ended September 30,		Nine Months Ended September 30,
		2000	1999	2000	1999

Net Income		$19,402	$18,002	$56,105	$52,778
Unrealized gains (losses) on securities available
For sale, net of reclassification adjustment		14,334	(14,058)	20,031	(49,115)

Comprehensive income		$33,736	$3,944	$76,136	$3,663

Disclosure of Reclassification Amount:
Unrealized holding gains (losses) on securities
Available for sale arising during the period	. . .	$15,012	$(14,284)	$20,702	$(49,300)
Less: Reclassification adjustment for net
Gains (losses) realized during the period		678	(226)	671	(185)

Net unrealized gains (losses) on
securities available for sale		$14,334	$(14,058)	$20,031	$(49,115)

The change in accumulated other comprehensive (loss) from December 31, 1999 is provided below:

Balance as of December 31, 1999.					$(49,072)
Year-to-date unrealized gains on securities available for sale, net of tax					20,031

Balance as of September 30, 2000					$(29,041)

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 2 to the interim consolidated financial statements on page 7.

7. SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosures to the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 are as follows:

	2000	1999

Income taxes paid	$24,059	$17,168
Interest paid to depositors and creditors	162,465	119,509
Noncash transfers of loans to foreclosed real estate	3,468	4,421
Dividends declared but unpaid	7,382	6,775

8. CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business at September 30, 2000. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarter and nine months ended September 30, 2000 as compared to the same periods in 1999. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as First Midwest's 1999 Annual Report on Form 10-K. Results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full year of 2000.  Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is presented in thousands, except per share data.

Summary of Performance

Net income for the quarter ended September 30, 2000 increased to $19,402, or $.47 per share, as compared to 1999's like quarter of $18,002, or $.43 per share, representing an increase of 9.3% on a per share basis. Performance for the current quarter resulted in annualized returns on average stockholders' equity and assets of 19.1% and 1.30%, respectively, as compared to returns of 18.3% and 1.33% for the like quarter of 1999.

For the first nine months of 2000, net income increased to $56,105, or $1.36 per share, as compared to 1999's $52,778, or $1.23 per share, representing an increase of 10.6% on a per share basis. Performance for the first nine months of 2000 resulted in annualized returns on average stockholders' equity and assets of 19.51% and 1.30%, respectively, as compared to returns of 16.77% and 1.35% for the like period of 1999.

Net interest income for the third quarter of 2000 declined 3% from last year's like quarter. This decline occurred despite continued loan growth across all categories resulting in total loans at September 30, 2000 standing at 15% above levels existent a year earlier.

The provision for loan losses of $2,625 recorded during third quarter 2000 exceeded net charge-offs experienced during the quarter by $937 and at the same time exceeded the provision recorded for the like quarter of 1999 by $841. For the nine months of 2000, provisions for loan losses exceeded net charge-offs by $2,404 and exceeded the provisions recorded for the 1999 period by $2,823. Provisioning for the current quarter and nine-months was made to maintain the reserve for loan losses at a level consistent with the loan growth experienced, even as credit quality remained stable and net charge-offs declined (as discussed below).

Total noninterest income for the quarter grew 13.4% over last year's third quarter with the three major categories of service charges and fees growing 11.5%. Mortgage banking revenues decreased by $903 incident to the realignment of residential mortgage banking activities earlier in 2000. Net security gains of $1,111 were realized during the quarter related in part to the restructuring of certain positions within the securities available for sale portfolio.

Noninterest expenses for the current quarter declined 5.8% versus last year's third quarter, following a decline of 1.5% in the second quarter of 2000 versus 1999's like quarter. The reduction in noninterest expenses for the quarter is related primarily to the mortgage banking activities realignment completed in the second quarter of 2000 which saw the elimination of approximately 100 full time equivalent employee positions. This reduction was offset in part by a contribution of $259 to First Midwest's self-insured healthcare fund required by extraordinary claims experienced during the third quarter 2000.

Credit quality at September 30, 2000 remained stable with nonperforming loans to total loans remaining constant at .62% throughout the first nine months of 2000 as compared to .68% for the same period in 1999. Reflective in part of the loan loss provisioning described above, at September 30, 2000 the coverage ratio of the reserve for loan losses to nonperforming loans was 222% up from 210 % at year-end 1999. At .21% for the current quarter and .20% on a 2000 year-to-date basis, net charge-offs to average loans continued to compare favorably with 1999's comparable levels of .26% and .23%, respectively. At September 30, 2000 First Midwest had no shared national credit nor leasing portfolio exposures.

Strategic Realignment of Mortgage Banking Activities

As reported in the 1999 Annual Report on Form 10-K and the June 30, 2000 Report on Form 10-Q, First Midwest has implemented certain strategic changes in its mortgage banking activities to ensure satisfaction of customer needs and to enhance revenue predictability. The changes included the discontinuation of operations of its mortgage banking subsidiary, First Midwest Mortgage Corporation ("FMMC"), the sale of FMMC's $1.8 billion mortgage loan servicing portfolio, the disposition of certain related assets and the transfer of all mortgage origination activities to First Midwest Bank. In conjunction with this realignment, First Midwest entered into a strategic alliance with a leading private label mortgage services provider pursuant to which administrative functions including loan processing, document preparation, secondary market activities and loan servicing were outsourced while the customer contact function will be conducted by the First Midwest Bank's loan origination sales group. As of September 30, 2000, liquidation of FMMC has been substantially completed.

In connection with these changes in operations, First Midwest recognized nonrecurring expenses in the first six months of 2000 totaling $1,702 ($1,021 after tax or, $.025 per diluted share), which consisted primarily of loss on asset dispositions, severance and related costs, loss on sale of servicing and contract termination costs.

Net Interest Income, Loan Growth, and Funding Sources

Net interest income on a tax equivalent basis totaled $50,841 for the third quarter 2000, representing a decrease of $1,433, or 2.7%, over the year ago quarter which totaled $52,274. As shown in the Volume/Rate Analysis on page 13, the decrease in net interest income is attributable to higher interest expense of $18,709 net of higher interest income of $17,276. Net interest margin for the third quarter 2000 decreased to 3.66% as compared to 4.21% for the same period in 1999. The decrease in net interest margin is primarily due to higher levels of borrowed (wholesale) funds and higher rates paid on interest bearing liabilities, generally, during the 2000 period.

Again, as shown in the Analysis on page 13, the $17,276 increase in interest income is largely attributable to higher volumes of earning assets in both the securities available for sale and loan portfolios which increased $181,256 and $441,809, respectfully, from year-ago levels. The increase of $18,709 in interest expense on paying liabilities is due to higher volumes of borrowed funds coupled with higher rates paid thereon. The effect of these factors on net interest income is discussed below.

Loan volume increases were experienced across all loan categories, as discussed in "Loan Growth" on page 12. Again, as shown in the Analysis on page 13, further contributing to the increase in earning assets in the third quarter of 2000 as compared to 1999 was the investment by First Midwest in certain leveraged arbitrage transactions that resulted in the purchase of U.S. Agency securities financed by repurchase agreements totalling approximately $360 million. As part of the overall transactions, First Midwest also entered into interest rate swaps to fix the financing costs. The leveraged arbitrage transactions account for most of the increase in the securities available for sale portfolio and approximately half of the increase in the borrowed funds average balances as compared to the third quarter of 1999.

In addition to the arbitrage transactions, First Midwest increased its reliance on higher cost, wholesale borrowings primarily in the form of repurchase agreements in order to support loan growth. While First Midwest has always relied on repurchase agreements as an appropriate form of short-term funding, the costs of such funding has increased significantly over the past four quarters due to the general rise in market interest rates. These factors have contributed to First Midwest's increased cost of funds and the reduction in net interest margin for the quarter and nine month period ending September 30, 2000.

In an effort to reduce its reliance on higher cost wholesale funds, First Midwest has been focusing its sales efforts on increasing certain core funding sources including savings deposits, NOW accounts, money market deposits, and time deposits. As indicated in the Analyses on pages 13 and 14, these funding sources are less expensive than borrowed funds. Furthermore, the cost of money market and time deposits for the third quarter of 2000 is reflective of certain interest rate promotions which are of limited duration and will revert to normal pricing over the next two quarters. As a result of its efforts to enhance its core funding sources, First Midwest saw an increase in the aggregate average balance of these funding sources during the third quarter of 2000 which reversed a decline that began in the fourth quarter of 1999 as shown in "Core Funding Sources" on page 12.

Loan Growth

The following table summarizes growth in loans as of September 30, 2000 as compared to December 31 and September 30, 1999:

	2000	1999		September 30 % Change From

	September 30	December 31	September 30	12/31/99	9/30/99

Commercial, industrial and agricultural	$891,856	$837,352	$807,359	6.5%	10.5%
Real estate - commercial	913,814	834,852	812,308	9.5%	12.5%
Real estate - construction	280,196	189,018	180,120	48.2%	55.6%
Real estate - 1 - 4 family	258,800	253,268	245,134	2.2%	5.6%
Consumer	953,980	847,997	823,575	12.5%	15.8%

Loans, net of unearned discount	$3,298,646	$2,962,487	$2,868,496	11.4%	15.0%

Loan growth during the nine months ended September 30, 2000 continued the positive trend begun in the second quarter of 1999. Loan volumes at September 30, 2000 increased by 11.4% and 15.0% as compared to December 31, 1999 and September 30, 1999, respectively. Volumes increased across all categories with the largest percentage increase in the real estate construction and consumer categories.

Core Funding Sources

	2000			1999
	September 30	June 30	March 31	December 31
Average Balances
Savings deposits	$461,937	$484,194	$479,616	$487,862
NOW accounts	496,867	484,426	446,034	450,907
Money market deposits	499,582	471,792	457,523	462,514
Time Deposits	2,050,829	1,940,270	1,946,481	1,949,204

Core funding sources	$3,509,215	$3,380,682	$3,329,654	$3,350,487

Volume/Rate Analysis

The table below summarizes the changes in average interest-bearing assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended September 30, 2000 and 1999. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis.
Quarters Ended September 30, 2000 and 1999

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/ExpenseDue to:

						Basis
			Increase			Points			Increase
	2000	1999	(Decrease)	2000	1999	Inc/(Dec)	2000	1999	(Decrease)	Volume	Rate	Total

Fed funds sold and other investments
short-term investments	$46,498	$42,189	$4,309	6.62%	5.22%	1.40%	$769	$551	$218	$60	$158	$218
Mortgages held for sale	3,876	41,804	(37,928)	8.67%	7.55%	1.12%	84	789	(705)	(843)	138	(705)
Securities available for sale	2,222,516	2,041,260	181,256	6.97%	6.67%	0.30%	38,755	34,025	4,730	3,113	1,617	4,730
Securities held to maturity	43,886	47,652	(3,766)	7.91%	7.27%	0.64%	868	866	2	(17)	19	2
Loans, net of unearned discount	3,239,730	2,797,921	441,809	8.94%	8.49%	0.45%	72,409	59,378	13,031	9,749	3,282	13,031

Total interest-earning assets	$5,556,506	$4,970,826	$585,680	8.13%	7.69%	0.44%	$112,885	$95,609	$17,276	$12,062	$5,214	$17,276

Savings deposits	$461,937	$511,796	$(49,859)	1.98%	1.86%	0.12%	$2,286	$2,381	$(95)	$(276)	$181	$(95)
NOW accounts	496,867	474,484	22,383	2.09%	1.85%	0.24%	2,590	2,193	397	107	290	397
Money market deposits	499,582	466,836	32,746	4.68%	3.48%	1.20%	5,843	4,056	1,787	302	1,485	1,787
Time deposits	2,050,829	1,907,802	143,027	5.94%	4.96%	0.98%	30,439	23,643	6,796	1,869	4,927	6,796
Borrowed funds	1,300,272	880,079	420,193	6.43%	5.03%	1.40%	20,886	11,062	9,824	6,209	3,615	9,824

Total interest-bearing liabilities	$4,809,487	$4,240,997	$568,490	5.16%	4.09%	1.07%	$62,044	$43,335	$18,709	$8,211	$10,498	$18,709

Net interest margin / income				3.66%	4.21%	-0.55%	$50,841	$52,274	$(1,433)	$3,851	$(5,284)	$(1,433)

	2000			1999
	3rd	2nd	1st	4th	3rd	2nd	1st

Net Interest Margin Trend By Quarter	3.66%	3.84%	3.96%	4.06%	4.21%	4.42%	4.23%

Volume/Rate Analysis

The table below summarizes the changes in average interest-bearing assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the nine months ended September 30, 2000 and 1999. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis.
Nine Months Ended September 30, 2000 and 1999

				Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:
	Average Balances
						Basis
			Increase			Points			Increase
	2000	1999	(Decrease)	2000	1999	Inc/(Dec)	2000	1999	(Decrease)	Volume	Rate	Total

Fed funds sold and other short-term investments
	$20,394	$22,107	$(1,713)	6.48%	5.11%	1.37%	$991	$848	$143	$(59)	$202	$143
Mortgages held for sale	5,261	46,653	(41,392)	8.16%	7.18%	0.98%	322	2,512	(2,190)	(2,588)	398	(2,190)
Securities available for sale	2,222,969	1,969,478	253,491	6.87%	6.65%	0.22%	114,501	98,229	16,272	12,973	3,299	16,272
Securities held to maturity	43,942	48,334	(4,392)	7.82%	7.04%	0.78%	2,576	2,553	23	(111)	134	23
Loans, net of unearned discount	3,130,559	2,716,727	413,832	8.79%	8.48%	0.31%	206,484	172,744	33,740	27,102	6,638	33,740

Total interest-earning assets	$5,423,125	$4,803,299	$619,826	7.99%	7.69%	0.30%	$324,874	$276,886	$47,988	$37,317	$10,671	$47,988

Savings deposit	$475,200	$524,113	$(48,913)	1.95%	1.94%	0.01%	$6,941	$7,640	$(699)	$(714)	$15	$(699)
NOW accounts	475,853	454,219	21,634	1.94%	1.79%	0.15%	6,937	6,113	824	300	524	824
Money market deposits	476,384	482,820	(6,436)	4.29%	3.37%	0.92%	15,340	12,195	3,145	(161)	3,306	3,145
Time deposits	1,979,455	1,877,384	102,071	5.59%	4.94%	0.65%	82,980	69,560	13,420	3,927	9,493	13,420
Borrowed funds	1,271,778	719,988	551,790	6.02%	4.82%	1.20%	57,444	26,044	31,400	23,707	7,693	31,400

Total interest-bearing liabilities	$4,678,670	$4,058,524	$620,146	4.83%	3.99%	0.84%	$169,642	$121,552	$48,090	$27,059	$21,031	$48,090

Net interest margin / income				3.82%	4.31%	-0.49%	$155,232	$155,334	$(102)	$10,258	$(10,360)	$(102)

Nonninterest Income

Noninterest income increased by $1,923, or 13.4%, to $16,263 for the quarter ended September 30, 2000, as compared to $14,340 for the same period in 1999. This increase occurred despite the absence of $891 in mortgage banking revenues due to the previously discussed changes made in mortgage banking activities. Noninterest income totaled $46,530 for the nine months ended September 30, 2000 as compared to $43,094 for the same period in 1999 for an increase of 8.0% despite a reduction in mortgage banking revenues of $4,276 during the nine month period. The reasons underlying the increases are discussed below.

Service charges on deposit accounts increased 12.1% to $5,495 in the third quarter of 2000 as compared to $4,904 for the same 1999 period. The $591 increase is primarily attributable to higher returned check (NSF) revenue as a result of a tightening in fee waiver practices and to increases in service charges on business checking and NOW accounts. Other service charges, commissions and fees increased 13.3% to $3,979 for the third quarter ended September 30, 2000 over the year ago like quarter of $3,513 due primarily to increases of $203 in commissions on the sale of mortgage products in conjunction with its new strategic alliance and $246 in debit card fee income as a result of greater usage volumes.

Trust and investment management fees for the third quarter 2000 increased $201, or 8.1%, to $2,677 as compared to the year ago period of $2,476 due to an increase in assets under management.

First Midwest's investment in corporate owned life insurance generated $1,494 in income for the third quarter 2000 for an increase of $171, or 12.9%, as compared to the year ago like period. Other income decreased by $85, or 5.3%, to $1,519 for the third quarter 2000 as compared to the 1999 period due to lower ATM surcharge revenue as fewer non-customers used First Midwest machines. Additionally, the 1999 third quarter included $37 for gain on sale of assets and $43 in one-time credit card commissions related to the 1998 Heritage Financial Services acquisition.

Noninterest Expense

Noninterest expense totaled $35,036 for the quarter ended September 30, 2000 as compared to the year ago period of $37,209 for a decrease of $2,173, or 5.8%. For the nine months ended September 30, 2000, noninterest expense decreased $3,097, or 2.8%, compared to the same period a year ago. A comparison of the major categories of noninterest expense for the quarters and nine month periods is discussed below.

Salaries and wages decreased by $1,474 (9.3%) and $2,363 (4.9%) for the quarter and nine month period ended September 30, 2000 as compared to prior year levels. The decrease for both periods was a result of the elimination of approximately 100 full time equivalent employees of FMMC offset by severance related costs incurred and stay bonuses. Additionally, modest other staffing reductions were experienced as a result of the reorganization of certain support operations of First Midwest Bank.

Retirement and other employee benefits, which include severance-related benefits paid to employees of FMMC, increased by $92 in the third quarter of 2000 compared to the 1999 period. The increase was attributable to a special healthcare contribution of $259 paid to the self-insured healthcare fund to reimburse it for certain extraordinary claim costs incurred during the third quarter of 2000. This cost was offset by a decrease in payroll taxes and retirement expense of $126 and $56, respectively, due to the reduction in staffing of FMMC.

For the quarter ended September 30, 2000, occupancy expenses increased $156, or 4.8%, as compared to the same year ago period of $3,255. The increase in occupancy expense is primarily attributable to higher depreciation of facilities on a new 45,000 square foot operations support center. Equipment expense decreased $64, or 3.0%, as compared to the same year ago period of $2,148, due primarily to reduced depreciation expense relating to the discontinuation of FMMC operations.

Technology and related costs increased $91 to $2,581 for the third quarter 2000 as compared to the same period in 1999 of $2,490. The third quarter increase was largely due to continued higher activity volumes and new costs associated with the expanded utilization of additional products and services offered by First Midwest.

Professional services declined by $707, or 28.9%, to $1,736 for the quarter ended September 30, 2000 as compared to the prior year period of $2,443. The reduction is primarily attributable to certain costs experienced in the prior year's quarter relating to a home equity promotion in addition to a reduction in professional services related to FMMC's lending and recordkeeping operations. Other expenses decreased $306, or 5.0%, for the third quarter 2000 as compared to the 1999 period due to approximately $230 in FMMC cost savings in addition to generally tighter cost controls.

As a result of the cost reductions noted above, the efficiency ratio for the quarter ended September 30, 2000 was 51.96% as compared to the 1999 third quarter ratio of 54.60%, and the ratio for the nine months ended September 30, 2000 was 53.53%, as compared to 55.72% for the same period in 1999.

Income Tax Expense

Income tax expense totaled $6,228 for the quarter ended September 30, 2000, increasing from $5,805 for the same period in 1999 and reflects effective income tax rates of 24.3% and 24.4%, respectively. Income tax expense totaled $17,577 for the nine months ended September 30, 2000 decreasing from $18,448 for the 1999 nine month period and reflects effective tax rates of 23.9% and 25.9%, respectively. The decrease in effective tax rate is primarily attributable to increases in federal and state tax exempt income in 2000.

Nonperforming Assets and Past Due Loans

The following table summarizes nonperforming assets and past due loans as of the close of the last five calendar quarters:

	2000				1999
	September 30	June 30		March 31	December 31	September 30

Nonaccrual loans	$20,313	$19,838	$	$19,137	$20,278	$20,905
Foreclosed real estate	2,467	1,295		907	1,157	1,529

Total nonperforming assets	$22,780	$21,133		$20,044	$21,435	$22,434

% of total loans plus
foreclosed real estate	0.69%	0.66%		0.65%	0.72%	0.78%

90 days past due and still accruing interest	$6,217	$6,099		$6,226	$5,286	$4,998

Nonaccrual loans, totaling $20,313 at September 30, 2000 are comprised of commercial and agricultural loans (34%), real estate loans (58%) and consumer loans (8%). Foreclosed real estate, totaling $2,467 at September 30, 2000, primarily represents real estate loans on 1-4 family properties.

First Midwest's disclosure with respect to impaired loans is contained in Note 4 to the interim consolidated financial statements, located on page 8.

Provision and Reserve for Loan Losses

Transactions in the reserve for loan losses during the quarters and nine months ended September 30, 2000 and 1999 are summarized in the following table:
		Quarters Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

Balance at beginning of period	$44,112	$42,615	$42,645	$43,290
Provision for loan losses	2,625	1,784	7,099	4,276

Loans charged-off	(2,224)	(2,467)	(6,630)	(6,950)
Recoveries of loan previously charged-off	536	666	1,935	1,982

Net loan (charge-offs)	(1,688)	(1,801)	(4,695)	(4,968)

Balance at end of period	$45,049	$42,598	$45,049	$42,598

Loan charge-offs, net of recoveries, for the quarter totaled $1,688, or 0.21% of average loans, as compared to loan charge-offs for the like period in 1999 of $1,801, or 0.26%

The provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-offs, delinquencies, collateral values and Management's assessment of current and prospective economic conditions. The provision for loan losses charged to operating expense for the third quarter of 2000 totaled $2,625 as compared to $1,784 for the same quarter in 1999. The provision for loan losses for the current quarter exceeded net charge-offs by $937.

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

The specific reserves are based on the detailed analysis of loans over a specified dollar limit as well as loans where the internal credit rating is below a predetermined classification. (See Note 4 to the interim consolidated financial statements located on page 8 for additional discussions on specific impaired loans.) The general allocated portion of the reserve is determined statistically using a loss migration analysis that examines loss experience and the related internal rating of loans charged-off; this migration analysis is performed quarterly and loss factors are periodically updated based on actual experience. The general unallocated portion considers general economic conditions as well as other specific market economic factors and involves a higher degree of subjectivity in its determination. This segment of the reserve considers risk factors that may not have manifested themselves in First Midwest's historical loss experience used to determine the allocated component of the reserve.

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
	Bank Holding Company		Subsidiary Bank
					Minimum
		Minimum		Minimum	Well-
	First	Required	FMB,	Required	Capitalized
	Midwest	FRB	N.A.	OCC	FDICIA

As of September 30, 2000:
Tier I capital to risk-based assets	10.17%	4.00%	9.27%	4.00%	6.00%
Total capital to risk-based assets	11.24%	8.00%	10.80%	8.00%	10.00%
Leverage ratio	7.17%	3.00%	6.85%	3.00%	5.00%

As of December 31, 1999:
Tier I capital to risk-based assets	10.21%	4.00%	9.16%	4.00%	6.00%
Total capital to risk-based assets	11.32%	8.00%	10.28%	8.00%	10.00%
Leverage ratio	7.19%	3.00%	6.45%	3.00%	5.00%

Dividends

First Midwest's earnings and capital position has allowed the Board of Directors to increase the quarterly dividend every year since 1993. The following table summarizes the dividend increases declared during the years 1994 through 1999:
	Quarterly Rate
Date	Per Share	% Increase

November 1999	$0.180	13%
November 1998	0.160	7%
November 1997	0.150	13%
November 1996	0.133	18%
February 1996	0.113	13%
February 1995	0.100	15%
February 1994	0.087	13%

FORWARD LOOKING STATEMENTS

The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-Q contains various "forward looking statements" within the meaning of Section 27A of the Securities and Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents First Midwest's expectations and beliefs concerning future events including, but not limited to, the following: the impact of wholesale and core funding levels and of market interest rates on net interest income and net interest margin; Management's assessment of its provision and reserve for loan loss levels based upon trends in nonperforming assets and future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions; and dividends to shareholders.

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

(b)   Form 8-K  - None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

___/s/ DONALD J. SWISTOWICZ_________
Donald J. Swistowicz Executive Vice President*

Date: November 13, 2000

* Duly authorized to sign on behalf of the Registrant.

EXHIBIT INDEX
Exhibit Number	Description of Documents	Sequential Page Number

3	Amended and Restated Certificate of Incorporation	21
3.1	Amended and Restated Bylaws of the Company	31
10	Amended and Restated Non-Employee Directors' 1997 Stock Option Plan	41
10.1	Form of Letter Agreement for Nonqualified Stock Options Grant executed between the Company and the directors of the Company pursuant to the Company's Non-Employee Directors' 1997 Stock Option Plan	81
10.2	Form of Letter Agreement for Nonqualified Stock Options Grant executed between the Company and the executive officers of the Company pursuant to the Company's 1989 Omnibus Stock and Incentive Plan	86
10.3	Amendment to the Amended and Restated 1989 Omnibus Stock and Incentive Plan	92
15	Acknowledgement of Ernst & Young LLP	94
27	Financial Data Schedule	95
99	Independent Accountant's Review Report	96