Form 10-K405
period 2000-12-31
FIRST MIDWEST BANCORP INC
filed 2001-03-06
CIK 702325

SECURITIES AND EXCHANGE COMMISSION
FORM 10-K
Washington, D.C. 20549

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 31, 2000

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission File Number 0-10967

  FIRST MIDWEST BANCORP, INC.
  (Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

300 Park Blvd., Suite 405, P.O. Box 459
Itasca, Illinois 60143-9768
(Address of principal executive offices) (zip code)

(630) 875-7450
(Registrant's telephone number, including area code)

Common Stock, $.01 Par Value
Preferred Share Purchase Rights
Securities Registered Pursuant to Section 12(g) of the Act

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☒.

As of March 1, 2001, 40,866,991 shares of common stock of the Registrant were outstanding. The aggregate market value of the shares of common stock held by non-affiliates as of such date was approximately $986,977,752 based on the NASDAQ Stock Market closing price.

Documents incorporated by reference:
Registrant's Proxy Statement for the 2001 Annual Shareholders' Meeting - Parts I and III

PART 1

ITEM 1. BUSINESS

First Midwest Bancorp, Inc.

First Midwest Bancorp, Inc. ("First Midwest" or the "Company") is a Delaware corporation that was incorporated in 1982 for the purpose of becoming a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"). On February 28, 1983, the Company received approval from the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to become a bank holding company, and on March 31, 1983, the Company was formed through an exchange of common stock. The Company is Illinois' 3rd largest publicly traded banking company with assets of approximately $5.9 billion at year-end 2000 and is headquartered in the Chicago suburb of Itasca, Illinois. The Company and its 100%-owned subsidiaries (the "Affiliates") employed 1,518 full time equivalent employees at December 31, 2000.

The Company has responsibility for the overall conduct, direction and performance of its Affiliates hereinafter described. The Company provides specialized services to the Affiliates in various areas, establishes Company policies and procedures and serves as a source of strength in providing capital and other resources as needed. Responsibility for the management of the Affiliates rests with their respective Boards of Directors and Officers.

Strategic Realignment of Mortgage Banking Services

During 2000, First Midwest concluded a strategic review of the manner in which it delivers mortgage products to its customers. The primary purpose of the strategic review was to ensure satisfaction of customer needs through the appropriate delivery of this product, while enhancing revenue predictability from a product line that is significantly affected by the volatility in market interest rates. As a result of the review, First Midwest implemented certain strategic changes in its mortgage banking operations which included the discontinuation of operations of its mortgage banking subsidiary, First Midwest Mortgage Corporation ("FMMC"), the sale of FMMC's $1.8 billion mortgage loan servicing portfolio, the disposition of certain related assets and the transfer of all mortgage origination activities to its banking Affiliate, First Midwest Bank, National Association (the "Bank"). In conjunction with this realignment, First Midwest entered into a strategic alliance with a leading private label mortgage services provider pursuant to which administrative functions including loan processing, document preparation, secondary market activities and loan servicing were outsourced while the important customer contact function continues to be conducted by the Bank's loan origination sales group.

Banking Affiliate - First Midwest Bank, National Association

The Company's banking affiliate is the Bank. At December 31, 2000, the Bank had $5.9 billion in total assets, $4.3 billion in total deposits and operated 73 banking offices primarily in suburban metropolitan Chicago, as further discussed below.

The Bank is engaged in commercial and retail banking and offers a broad range of lending, depository and related financial services including accepting deposits; commercial and industrial, consumer and real estate lending; collections; safe deposit box operations; and other banking services tailored for individual, commercial and industrial, and governmental customers. The Bank has established an internet website (http://www.firstmidwest.com) providing the public additional information about its products and services. Structurally, the Bank is comprised of two divisions, a sales division in five geographical regions and a support division providing corporate, administrative and support services through various functional departments. In July 2000, the sales division was reorganized along commercial and retail product lines in order to further leverage customer relationships and enhance sales effectiveness. At year-end 2000, the Bank had 1,449 full time equivalent employees.

Approximately 86% of the Bank's assets are located in the suburban metropolitan Chicago area. Within the Chicago metropolitan area, the Bank operates in three of the fastest growing counties in Illinois: Lake and McHenry Counties, north and northwest of the City of Chicago, and Will County, southwest of the City. Lake County has both the highest average household income in the State of Illinois and the highest employment rate, with employment estimated to increase by 24% for the period 2000 through 2010. McHenry County, which is adjacent to Lake County on the West, has the third highest average household income and the second highest employment rate, with employment expected to increase by 23% for the same forward period. Will County ranks seventh and third, respectively, by each of the same measures, and expects a 21% increase in employment for the same forward period. The Bank has the largest share of bank deposits in the Will County market and the third largest in the Lake and McHenry markets, with an estimated 8.9% of Lake County, 8.5% of McHenry County and 21.2% of Will County.

Another approximate 10% of the Bank's assets are located in the "Quad Cities" area of Western Illinois and Eastern Iowa which includes the Illinois cities of Moline and Rock Island and the Iowa cities of Davenport and Bettendorf. The Quad Cities region has a population of approximately 360,000, employment in excess of 232,000 jobs, and annual retail sales of approximately $4 billion. Employment in this market area is projected to increase approximately 10% for the period 2000 through 2010. The Bank has an approximate 3.4% market share, or the fourth largest, in the Quad Cities.

The Bank maintains branch operations in downstate Illinois primarily in Vermilion and Champaign Counties, that represent approximately 4% of the Bank's total assets. Champaign, Illinois is the home of the University of Illinois. The Bank has approximately 3.4% of the total deposits in the Vermilion County market.

Trust, Investment Management and Insurance Affiliates

In addition to the Bank, the Company also operates two Affiliates that offer trust, investment advisory and insurance products. These Affiliates operate in the same markets served by the Bank.

First Midwest Trust Company, N.A. (the "Trust Company") provides trust and investment management services to its clients, acting as executor, administrator, trustee, agent, and in various other fiduciary capacities. As of December 31, 2000, the Trust Company had approximately $2 billion in assets under management and in nondiscretionary custody accounts, comprised of accounts ranging from small personal investment portfolios to large corporate employee benefit plans.

First Midwest Insurance Company operates as a reinsurer of credit life, accident and health insurance sold through the Bank, primarily in conjunction with the consumer lending operations.

Competition

Illinois, and more specifically the metropolitan Chicago area, is a highly competitive market for banking and related financial services. Competition is generally expressed in terms of interest rates charged on loans and paid on deposits, the ability to garner new deposits, the scope and type of services offered, extended banking hours, delivery of bank services through branches, ATMs and the Internet, and the offering of additional services such as fiduciary and brokerage services. The Bank competes with other banking institutions and savings and loan associations, personal loan and finance companies, and credit unions within its market areas. In addition, the Bank competes for deposits with money market mutual funds and investment brokers. The Bank is experiencing increased competition in its market areas from the acquisition of local financial institutions by out-of-state commercial banking institutions.

The Trust Company competes with retail and discount stock brokers, investment advisors, mutual funds, insurance companies, and to a lesser extent, financial institutions. Factors influencing the type of competition experienced by the Trust Company generally involve the variety of products and services that can be offered to clients. With the proliferation of investment management service companies such as mutual funds and discount brokerage services over the last several years, competition for the Trust Company comes not only from financial service providers within market areas served but also competitors outside of the geographic areas in which the Trust Company maintains offices.

Offering a broad array of products and services at competitive prices is an important element in competing for customers. However, the Company believes that delivering quality services, through a systematic approach in which a customer's financial needs are the object and measurement of sales activities, is the most important aspect in retaining and expanding its customer base and differentiates First Midwest from many of its competitors.

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

Interstate branching under the Interstate Banking and Branching Act (the "Branching Act") permits banks to merge across state lines, thereby creating a bank headquartered in one state with branches in other states. Approval of interstate bank mergers is subject to certain conditions including: adequate capitalization; adequate management; Community Reinvestment Act compliance; deposit concentration limits (as set forth above); and compliance with federal and state antitrust laws. An interstate merger transaction may involve the acquisition of a branch without the acquisition of the bank only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank in that state without acquiring the bank. Following the consummation of an interstate transaction, the resulting bank may establish additional branches at any location where any bank involved in the transaction could have established a branch under applicable federal or state law, if such bank had not been a party to the merger transaction.

Interstate branching is required to comply with host state community reinvestment, consumer protection, fair lending, and intrastate branching laws, as if the branch were chartered by the host state. An exception is provided for national bank branches if federal law preempts the state requirements or if the OCC determines that the state law has a discriminatory effect on out-of-state banks. All other laws of the host state apply to the branch to the same extent as if the branch were a bank, the main office being located in the host state.

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

  Bank Holding Company Act of 1956, As Amended

A bank holding company is subject to regulation under the Act and is registered with the Federal Reserve Board under that Act. A bank holding company is required by the Act to file an annual report of its operations and such additional information as the Federal Reserve Board may require and is subject, along with its subsidiaries, to examination by the Federal Reserve Board. The Federal Reserve Board has jurisdiction to regulate the terms of certain debt issues of bank holding companies including the authority to impose reserve requirements.

The Act currently prohibits a bank holding company, or any subsidiary thereof, other than a bank, from acquiring all or substantially all the assets of any bank located outside of Illinois or for a bank holding company or any subsidiary from acquiring five percent (5%) or more of the voting shares of any bank located outside of Illinois unless such acquisition is specifically authorized by the laws of the state in which the bank is located and the acquirer receives prior approval from the Federal Reserve Board. The acquisition of five percent (5%) or more of the voting shares of any bank located in Illinois requires the prior approval of the Federal Reserve Board and is subject to state law limitations.

The Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than five percent (5%) of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries, except that bank holding companies may engage in, and may own shares of, companies engaged in certain businesses found by the Federal Reserve Board to be "so closely related to banking...as to be a proper incident thereto." Under current regulations of the Federal Reserve Board, a bank holding company and its nonbank subsidiaries are permitted, among other activities, to engage in such banking-related business ventures as sales and consumer finance, equipment leasing, computer service bureau and software operations, mortgage banking and brokerage, and sale and leaseback and other forms of real estate banking. The Act does not place territorial restrictions on the activities of a bank holding company or its nonbank subsidiaries.

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

  Graham-Leach-Bliley Act of 1999

The enactment of the Graham-Leach-Bliley Act of 1999 (the "GLB Act") represented a pivotal point in the history of the financial services industry. The GLB Act swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. To further this goal, the GLB Act amends section 4 of the Act providing a new regulatory framework for regulation through the financial holding company ("FHC"), which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the FHC's separately regulated subsidiaries will be conducted by their primary functional regulator. Pursuant to the GLB Act, bank holding companies, subsidiary depository institutions thereof and foreign banks electing to qualify as a FHC must be "well managed", "well capitalized" and at least rated satisfactory under the Community Reinvestment Act in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy for non-public personal information of individual customers. First Midwest and its Affiliates are also subject to certain state laws that deal with the use and distribution of non-public personal information.

The GLB Act is expected, in time, to alter the competitive landscape of the product markets presently served by the Company. Companies that are presently engaged primarily in insurance activities or securities activities will be permitted to acquire banks and bank holding companies, such as First Midwest. First Midwest may, in the future, face increased competition from a broader range of larger, more diversified financial companies.

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

  Capital Guidelines

The Federal Reserve Board, the OCC and the FDIC have established risk-based capital guidelines to provide a framework for assessing the adequacy of the capital of national and state banks and their bank holding companies (collectively "banking institutions"). These guidelines apply to all banking institutions regardless of size and are used in the examination and supervisory process as well as in the analysis of applications to be acted upon by the regulatory authorities. These guidelines require banking institutions to maintain capital based on the credit risk of their operations, both on and off-balance sheet.

The minimum capital ratios established by the guidelines are based on both tier 1 and total capital to total risk-based assets. Total risk-based assets are calculated by assigning each on-balance sheet asset and off-balance sheet item to one of four risk categories depending on the nature of each item. The amount of the items in each category is then multiplied by the risk-weight assigned to that category (0%, 20%, 50% or 100%). Total risk-based assets equals the sum of the resulting amounts. At December 31, 2000, banking institutions were required to maintain a minimum ratio of tier 1 capital to total risk-based assets of 4.0%, with "tier 1 capital" generally defined as stockholders' equity less certain intangible assets. In addition, banking institutions are required to maintain a minimum ratio of total capital to total risk-based assets of 8.0%, with at least 50% of the risk-based capital requirement to be met with tier 1 capital. Total capital is generally defined to include tier 1 capital plus limited levels of the reserve for loan losses.

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

The Company exceeds the minimum required capital guidelines for both risk-based capital ratios and the leverage ratio at December 31, 2000. The Company's capital structure and capital ratios relative to the regulatory guidelines are further detailed in the "Capital Management and Dividends" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on page 24.

  Dividends

In addition to capital guidelines, there are various national and state banking regulations which limit the ability of the Affiliates to pay dividends to the Company. Since the Company is a legal entity, separate and distinct from its Affiliates, its dividends to stockholders are not subject to such bank regulatory guidelines.

The Bank and the Trust Company are national banking associations and as such are limited in the amount of dividends that they can pay to the Company under Sections 56 and 60 of the National Bank Act. Section 56 restricts a national bank from paying dividends if it would impair the institution's capital by barring any payments in excess of net profits then on hand. Section 56 further requires that a bank deduct losses and bad debts from "net profits then on hand." It also specifies that a portion of a bank's capital surplus account may be included as "net profits then on hand," to the extent that it represents earnings from prior periods. Dividends on preferred stock are not subject to the limitations set forth in Section 56. Section 60 requires OCC approval if the total of all dividends declared on common stock in any calendar year will exceed the institution's net profits of that year combined with its retained net profits of the preceding two years, less any required transfers to surplus. In calculating its net profits under Section 60, a national bank may not add back provisions made to its reserve for loan losses nor deduct net charge-offs. Unlike Section 56, dividends on preferred stock are subject to the limitations set forth in Section 60. As of December 31, 2000, the Bank and Trust Company could distribute dividends of approximately $27.4 million without approval from the OCC.

The appropriate Federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.

  FDIC Insurance Premiums

The Bank's deposits are predominantly insured through the BIF with certain deposits held by the Bank are insured through the SAIF, both of which are administered by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums on deposits based upon their level of capital and supervisory evaluation. For 2001, the Bank will pay premium assessments on both its BIF and SAIF insured deposits in order to service the interest on the Financing Corporation ("FICO") bond obligations which were used to finance the cost of "thrift bailouts" in the 1980's. The FICO assessment rates for the first semi-annual period of 2001 were set at $.0196 per $100 of insured deposits each for BIF and SAIF assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment basis for the BIF and SAIF.

Monetary Policy and Economic Conditions

The earnings of the Company are affected by general economic conditions in addition to the policies of various governmental regulatory authorities. In particular, the actions and policies of the Federal Reserve Board exert a major influence on interest rates charged on loans and paid on deposits, credit conditions and the growth of loans and the price of assets such as securities. Some of the methods used by the Federal Reserve Board to promote orderly economic growth by influencing interest rates and the supply of money and credit include open market operations in U.S. Government securities, changes in the discount rate on member-bank borrowings, and changes in the reserve requirements charged against member-bank deposits.

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

ITEM 2.    PROPERTIES

Affiliate	Markets Served	Property Type/Location	Ownership
The Company		Administrative Office: Itasca, Illinois	Leased

First Midwest Bank, National Association	Cook, Champaign, DuPage, Grundy, Knox, Lake, LaSalle, McHenry, Rock Island, Vermilion and Will Counties, Illinois; Scott County, Iowa	Administrative office: Itasca, Illinois Seventy-three banking offices located in markets served.	Leased Fifty-five owned/ Eighteen leased

First Midwest Trust Company, N.A.	Same markets served by the Bank	Main office: Joliet, Illinois Additional Trust offices located in Danville, Lake Forest, McHenry, Moline, Morris, Tinley Park, Illinois; Davenport, Iowa.	Owned

          In addition to the banking locations listed above, the Bank owns 98 automatic teller machines, some of which are housed within a banking office and some of which are independently located.

ITEM 3. LEGAL PROCEEDINGS

          There are certain legal proceedings pending against First Midwest and its Affiliates in the ordinary course of business at December 31, 2000. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no items submitted to a vote of security holders during the fourth quarter of 2000.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

          First Midwest’s common stock is traded on the NASDAQ Market System under the symbol “FMBI.” Stock price quotations can be found in The Wall Street Journal and other major daily newspapers. As of December 31, 2000, there were 3,154 stockholders of record. The following table sets forth the common stock price, dividends per share and book value per share during each quarter of 2000 and 1999.

	2000				1999
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$ 29.25	$ 27.25	$ 25.31	$ 26.44	$ 30.13	$ 27.92	$ 27.67	$ 26.50
Low	$ 22.00	$ 23.19	$ 22.25	$ 21.00	$ 24.38	$ 24.83	$ 24.33	$ 23.04
Quarter-end	$ 28.75	$ 26.63	$ 23.25	$ 24.25	$ 26.50	$ 25.46	$ 26.50	$ 25.33
Cash dividends per share	$ 0.20	$ 0.18	$ 0.18	$ 0.18	$ 0.18	$ 0.16	$ 0.16	$ 0.16
Dividend yield at quarter- end(1)	2.78%	2.70%	3.10%	2.97%	2.72%	2.51%	2.42%	2.53%
Book value per share at Quarter-end	$ 10.93	$ 10.21	$ 9.63	$ 9.34	$ 8.98	$ 9.10	$ 9.57	$ 10.14
Number of shares traded	5,025,038	5,592,177	4,009,992	6,303,656	5,210,606	4,141,575	5,352,570	4,829,280

 (1) Ratios are presented on an annualized basis.

A discussion regarding the regulatory restrictions applicable to the Affiliates’ ability to pay dividends to the Company is included in the “Dividends” section under Item 1 located on page 8. A discussion of the Company’s history and philosophy regarding the payment of dividends is included in the “Capital Management and Dividends” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on page 24.

ITEM 6.    SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the operating results and financial condition of First Midwest for the five years ended December 31, 2000 is presented in the table that follows. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the factors affecting First Midwest’s financial condition and operating results is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” starting on the following page.

	Years ended December 31,

	2000	1999	1998	1997	1996
Operating Results (Amounts in thousands)
Interest income	$ 421,517	$ 361,279	$ 364,597	$ 361,661	$ 352,617
Interest expense	231,906	168,615	177,016	168,518	168,975
Net interest income	189,611	192,664	187,581	193,143	183,642
Provision for loan losses (1)	9,094	5,760	5,542	9,365	8,189
Noninterest income	63,198	58,334	55,462	47,372	42,554
Noninterest expense	144,416	149,809	142,654	140,671	135,763
Special charge, net of (credits) (2)	—	—	16,148	5,446	300
Income tax expense	23,759	24,520	23,995	28,425	27,234
Net income (3)	$ 75,540	$ 70,909	$ 54,704	$ 56,608	$ 54,710

Per Share Data
Basic earnings per share	$ 1.84	$ 1.68	$ 1.24	$ 1.29	$ 1.24
Diluted earnings per share (3)	1.83	1.67	1.22	1.26	1.21
Cash dividends declared	0.740	0.660	0.610	0.549	0.469
Book value at period end	10.93	8.98	10.40	10.43	9.53
Market value at period end	28.75	26.50	25.38	29.17	21.75

Performance Ratios
Return on average equity (3)	19.17%	17.39%	11.78%	13.16%	13.55%
Return on average assets (3)	1.30%	1.34%	1.07%	1.18%	1.15%
Net interest margin—tax equivalent	3.76%	4.24%	4.21%	4.52%	4.33%
Dividend payout ratio	40.44%	39.52%	50.00%	43.57%	38.76%
Average equity to average asset ratio	6.79%	7.71%	9.12%	8.98%	8.51%

Balance Sheet Highlights (Amounts in thousands)	As of December 31,

	2000	1999	1998	1997	1996
Total assets	$5,906,484	$5,511,588	$5,192,887	$4,933,495	$4,804,020
Loans	3,233,196	2,962,487	2,664,417	3,044,794	2,991,229
Deposits	4,252,205	4,001,183	4,050,451	3,935,607	3,690,242
Stockholders’ equity	446,723	369,261	452,898	459,719	418,130

(1)	1998 and 1997 include $650 and $1,293, respectively, in provisions for loan losses incident to conforming the credit policies of an acquiree to those of First Midwest.

(2)	Special charges in 1998 and 1997 include merger-related costs and expenses. 1996 includes a special assessment expense for SAIF of $1,640, net of merger credits of $1,340.

(3)	Net income, diluted earnings per share, return on average equity and return on average assets on a pro-
forma basis excluding the after-tax effect of the provisions for loan losses and special charges described in (1) and (2) above are as follows:
Pro Forma Selected Financial Data
	Years ended December 31,
	2000	1999	1998	1997	1996
Pro Forma (in thousands)
Net income	$ 75,540	$ 70,909	$ 67,237	$ 61,690	$ 54,504
Diluted earnings per share	$ 1.83	$ 1.67	$ 1.50	$ 1.38	$ 1.21
Return on average equity	19.17%	17.39%	14.48%	14.34%	13.50%
Return on average assets	1.30%	1.34%	1.32%	1.29%	1.15%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting First Midwest's consolidated income statements for the years 1998 through 2000 and statements of condition as of December 31, 1999 and 2000. The discussion is designed to provide stockholders with a more comprehensive review of the operating results and financial condition than could be obtained from a review of the consolidated financial statements alone and should be read in conjunction with the consolidated financial statements, accompanying notes thereto and other financial information presented in this Form 10-K.

A condensed review of operations for the fourth quarter of 2000 is included beginning on page 34. The review provides an analysis of the quarterly earnings performance for the fourth quarter of 2000 as compared to the same period in 1999.

All dollar amounts are presented in thousands, except per share data. Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

SUMMARY OF RESULTS FROM OPERATIONS

Net Income

Net income for 2000 totaled $75,540, or $1.83 per share, as compared to $70,909, or $1.67 per share, in 1999 and $54,704, or $1.22 per share, in 1998. In connection with the discontinuation of operations of its mortgage banking subsidiary (as described under Item 1 on page 3 of this Form 10-K), First Midwest recognized nonrecurring expenses totaling $1,702 ($1,021 after tax, or $.025 per diluted share), which consisted primarily of losses on asset dispositions and severance and related costs. Additionally, 1998 included special charges of $12,533, net of tax, incurred in connection with the Heritage Financial Services, Inc. merger consummated on July 1, 1998. Exclusive of these changes, pro forma net income before special items for 1998 totaled $67,237, or $1.50 per share.

Net income per share increased by 9.6% from 1999 to 2000 and followed an increase of 36.9% in 1999 from 1998. On a pro forma basis from operations, net income increased by 11.3% in 1999 from 1998. The improvement in 2000 from 1999 resulted primarily from increased noninterest income in fee based services and lower noninterest expense, while the increase in 1999 from 1998 resulted primarily from a similar increase in noninterest income and net interest income.

Performance Ratios

Return on average stockholders' equity for 2000 was 19.17% as compared to 17.39% in 1999 and 11.78% (14.48% on a pro forma basis) in 1998. Return on average assets for 2000 was 1.30% as compared to 1.34% in 1999 and 1.07% (1.32% on a pro forma basis) in 1998.

Credit Quality

Nonperforming loans totaled $19,849, or .61% of total loans at December 31, 2000, as compared to $20,278, or .68% of total loans at December 31, 1999. Foreclosed real estate increased 15.6% to $1,337 at December 31, 2000 as compared to $1,157 at December 31, 1999. Nonperforming assets totaled $21,186, or .65% of loans plus foreclosed real estate, at December 31, 2000 as compared to $21,435, or .72%, at the prior year-end.

Capital and Dividends

First Midwest continued to maintain a strong capital structure at December 31, 2000, with tier 1 and total capital to risk-based assets ratios of 10.51% and 11.61%, respectively. The capital levels of First Midwest are in excess of those designated as "well-capitalized" by the FDIC Improvement Act with such levels having been maintained consistently as of each quarter-end since inception of the capital ratios required by the FDIC Improvement Act beginning in 1989.

The Company's capital position and earnings have allowed it to increase its dividend in 2000, for the eighth straight year, to an indicated annual rate of $.80 per share, from $.72 in 1999 and $.64 in 1998. First Midwest repurchased 485 shares of its stock during 2000.

MANAGEMENT OF NET INTEREST MARGIN

Net Interest Income

Net interest income represents the difference between interest income and fees earned on loans, securities and other earning assets and interest expense paid for the funding sources used to finance these assets. Changes in net interest income generally occur due to fluctuations in the volume of earning assets and paying liabilities and the rates earned and paid, respectively, on these assets and liabilities. Net interest margin represents net interest income as a percentage of total interest earning assets. For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis for certain tax-exempt loans and securities.

Net interest income on a tax equivalent basis decreased by 1.0%, or $2,064, in 2000 from 1999 after increasing by 4.2%, or $8,363, in 1999 as compared to 1998. The tax equivalent interest margin declined to 3.76% for 2000, as compared to 4.24% in 1999 and 4.21% in 1998.

The decrease in both net interest margin and net interest income in 2000 is due primarily to higher levels of wholesale funding that were necessary to support loan volume increases that were experienced across all loan categories. Additionally, due to a liability sensitive interest rate structure at the end of 1999, the general rise in market interest rates likewise increased the cost of funding at a rate faster than earning assets could reprice. As a result, net interest margin declined by 48 basis points in 2000 from 1999 levels. Importantly, however, the drop in net interest margin which began in the third quarter of 1999 decelerated with the fourth quarter of 2000 showing a 5 basis point decline from the third quarter, as contrasted to declines of 18, 12 and 10 basis points in the third, second and first quarters of 2000, respectively.

Table 1 summarizes First Midwest's average earning assets and funding sources over the last three years, as well as interest income and interest expense related to each category of assets and funding sources and the yields earned and rates paid on each. The table also shows the trend in net interest margin on a quarterly basis for 2000 and 1999, including the tax equivalent yields on earning assets and rates paid on interest bearing liabilities.

Table 1
Net Interest Income and Margin Analysis

	2000			1999			1998
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets:
Interest bearing deposits with banks	$ 2,812	$ 181	6.44	$ 1,217	$ 85	6.98	$ 1,431	$ 195	13.63
Securities:
Available for sale—taxable	1,720,841	114,779	6.67	1,522,684	97,061	6.37	1,307,950	78,986	6.04
Available for sale—nontaxable (1)	485,785	37,045	7.63	485,840	36,535	7.52	262,809	18,421	7.01
Held to maturity—taxable	22,631	1,620	7.16	27,141	1,418	5.22	27,291	1,451	5.32
Held to maturity—nontaxable (1)	21,478	1,810	8.43	25,369	2,012	7.93	87,933	10,231	11.63

Total securities	2,250,735	155,254	6.90	2,061,034	137,026	6.65	1,685,983	109,089	6.47
Federal funds sold and securities purchased under agreements to resell	14,376	930	6.47	16,901	847	5.01	48,314	2,649	5.48
Mortgages held for sale	5,016	413	8.23	41,700	3,034	7.28	43,950	3,377	7.68
Loans, net of unearned discount (1)(2)(3)	3,173,883	280,110	8.83	2,763,200	234,669	8.49	2,945,126	260,389	8.84

Total interest earning assets (1)(2)	5,446,822	436,888	8.02	4,884,052	375,661	7.69	4,724,804	375,699	7.95
Cash and due from banks	151,614			158,431			157,992
Reserve for loan losses	(43,784)			(42,876)			(45,715)
Other assets	252,456			288,029			256,048

Total assets	$5,807,108			$5,287,636			$5,093,129

Liabilities and Stockholders Equity:

Savings deposits	$ 467,746	9,158	1.96	$ 514,976	9,969	1.94	$ 533,078	13,696	2.57
NOW accounts	474,108	9,367	1.98	453,383	8,234	1.82	430,272	9,798	2.28
Money market deposits	489,589	21,712	4.43	477,701	16,482	3.45	493,700	19,241	3.90
Time deposits	2,019,914	115,650	5.73	1,895,488	94,492	4.99	1,882,182	103,477	5.50
Borrowed funds	1,240,540	76,019	6.13	794,272	39,438	4.97	597,630	30,804	5.15

Total Interest bearing Liabilities	4,691,897	231,906	4.94	4,135,820	168,615	4.08	3,936,862	177,016	4.50

Demand deposits	664,683			677,298			642,201
Other liabilities	56,447			66,708			49,584
Stockholders’ equity	394,081			407,810			464,482

Total liabilities and stockholders’ equity	$5,807,108			$5,287,636			$5,093,129

Net interest income/margin (1)		$204,982	3.76		$207,046	4.24		$198,683	4.21

Quarterly Net Interest Margin Trend

	2000				1999
	Fourth	Third	Second	First	Fourth	Third	Second	First
Yield on interest earning assets	8.12%	8.13%	7.97%	7.86%	7.76%	7.69%	7.68%	7.69%
Rates paid on interest bearing liabilities	5.26%	5.16%	4.79%	4.54%	4.31%	4.09%	3.88%	4.01%
Net interest margin (1)	3.61%	3.66%	3.84%	3.96%	4.06%	4.21%	4.42%	4.23%

(1)	Interest income and yields are presented on a tax equivalent basis, assuming a federal tax rate of 35%.

(2)
Loans on a nonaccrual basis for the recognition of interest income totaling $19,849, $20,278, and $20,638, as of December 31, 2000, 1999 and 1998, respectively, and are included in loans, net of unearned discount, for purposes of this analysis.

(3)	The amount of loan fees is not material to total interest and fees on loans in any of the years presented.

Table 2 analyzes the changes in interest income, interest expense and net interest income that result from changes in volumes of earning assets and funding sources, as well as fluctuations in interest rates.

Table 2
Changes in Net Interest Income Applicable to Volumes and Interest Rates

2000 as Compared to 1999	Interest Income/Expense			Increase/(Decrease) due to: (1)
	2000	1999	Increase (Decrease)	Volume	Rate	Total
Interest bearing deposits with banks	$181	$85	$96	$102	$(6)	$96
Securities:
Available for sale—taxable	114,779	97,061	17,718	13,063	4,655	17,718
Available for sale—nontaxable(2)	37,045	36,535	510	(4)	514	510
Held to maturity—taxable	1,620	1,418	202	(165)	367	202
Held to maturity—nontaxable(2)	1,810	2,012	(202)	(341)	139	(202)

Total securities	155,254	137,026	18,228	12,553	5,675	18,228
Federal funds sold and securities purchased under agreements to resell	930	847	83	(89)	172	83
Mortgages held for sale	413	3,034	(2,621)	(3,082)	461	(2,621)
Loans, net of unearned discount(2)	280,110	234,669	45,441	35,960	9,481	45,441

Total interest income(2)	436,888	375,661	61,227	45,444	15,783	61,227

Savings deposits	9,158	9,969	(811)	(927)	116	(811)
NOW accounts	9,367	8,234	1,133	387	746	1,133
Money market deposits	21,712	16,482	5,230	419	4,811	5,230
Time deposits	115,650	94,492	21,158	6,485	14,673	21,158
Borrowed funds	76,019	39,438	36,581	25,821	10,760	36,581

Total interest expense	231,906	168,615	63,291	32,185	31,106	63,291

Net interest income(2)	$204,982	$207,046	$(2,064)	$13,259	$(15,323)	$(2,064)

1999 as Compared to 1998	Interest Income/Expense			Increase/(Decrease) due to: (1)
	1999	1998	Increase (Decrease)	Volume	Rate	Total
Interest bearing deposits with banks:	$85	$195	$(110)	$(26)	$(84)	$(110)
Securities:
Available for sale—taxable	97,061	78,986	18,075	13,506	4,569	18,075
Available for sale—nontaxable(2)	36,535	18,421	18,114	16,682	1,432	18,114
Held to maturity—taxable	1,418	1,451	(33)	(8)	(25)	(33)
Held to maturity—nontaxable(2)	2,012	10,231	(8,219)	(5,678)	(2,541)	(8,219)

Total securities	137,026	109,089	27,937	24,502	3,435	27,937
Federal funds sold and securities purchased under agreements to resell	847	2,649	(1,802)	(1,591)	(211)	(1,802)
Mortgages held for sale	3,034	3,377	(343)	(169)	(174)	(343)
Loans, net of unearned discount(2)	234,669	260,389	(25,720)	(15,697)	(10,023)	(25,720)

Total interest income(2)	375,661	375,699	(38)	7,019	(7,057)	(38)

Savings deposits	9,969	13,696	(3,727)	(451)	(3,276)	(3,727)
NOW accounts	8,234	9,798	(1,564)	564	(2,128)	(1,564)
Money market deposits	16,482	19,241	(2,759)	(608)	(2,151)	(2,759)
Time deposits	94,492	103,477	(8,985)	738	(9,723)	(8,985)
Borrowed funds	39,438	30,804	8,634	9,717	(1,083)	8,634

Total interest expense	168,615	177,016	(8,401)	9,960	(18,361)	(8,401)

Net interest income(2)	$207,046	$198,683	$8,363	$(2,941)	$11,304	$8,363

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income is presented on a tax equivalent basis.

The following sections entitled “Rate Sensitivity Management” and “Funding and Liquidity Management” describe the techniques used by First Midwest in managing the volatility and other factors affecting net interest income and net interest margin.

Rate Sensitivity Management

First Midwest’s earning assets and funding sources do not respond uniformly to changing market interest rates because of the differing interest rate, repricing and maturity characteristics of the various balance sheet categories of assets and liabilities. Interest rate risk is the degree to which these market interest rate fluctuations can affect net interest income. While there are several ways in which to analyze interest rate risk, the traditional method is called “gap” analysis. Gap analysis is a static management tool used to identify mismatches or gaps in the repricing of assets and liabilities within specified periods of time.

First Midwest’s gap analysis as of December 31, 2000 is presented in Table 3. Earning assets and interest bearing liabilities are presented within selected time intervals over a one-year forward period based upon their repricing and maturity characteristics. In a perfectly matched gap analysis, an equal amount of rate-sensitive assets and liabilities would be reflected as repricing within each given time interval. A positive interest rate sensitivity gap indicates more assets than liabilities will reprice in that time period, while a negative gap indicates more liabilities will reprice.

Table 3
Analysis of Rate Sensitive Assets and Liabilities

	1-31 Days	31-90 Days	91-180 Days	181-365 Days
Rate Sensitive Assets (RSA)	$1,631,442	$ 195,352	$ 195,909	$ 381,044
Rate Sensitive Liabilities (RSL)	$2,708,712	$ 566,404	$ 663,067	$ 559,365
Interest Sensitivity Gap (GAP)
(RSA less RSL):
Incremental	$(1,077,270)	$ (371,052)	$ (467,158)	$ (178,321)
Cumulative	$(1,077,270)	$(1,448,322)	$(1,915,480)	$(2,093,801)
Cumulative, excluding savings, money markets and NOW accounts	$ (209,407)	$ (580,459)	$(1,047,617)	$(1,225,938)
RSA/RSL (Ratio)	60.2%	34.5%	29.5%	68.1%
GAP/Total Assets (Cumulative)	(18.2)%	(24.5)%	(32.4)%	(35.4)%
GAP/Total Assets (Cumulative, excluding savings, money markets, and NOW accounts)	(3.5)%	(9.8)%	(17.7)%	(20.8)%

The preceding table reflects a cumulative liability-sensitive balance sheet over a one year time frame which likely will more positively affect net interest income if interest rates fall than if they rise. However, while the gap analysis is widely used in the industry, it is unable to capture other factors affecting the sensitivity of the balance sheet, such as the time lags required for certain assets and liabilities to reprice because of their varying sensitivity to changes in market interest rates. For these reasons, a static gap analysis has limitations in its usefulness and its ability to effectively present the rate sensitivity of a balance sheet. Accordingly, First Midwest uses a more dynamic approach to measuring interest rate risk by conducting simulations that demonstrate the changes that would occur in net interest income under different interest rate scenarios and balance sheet structures. This form of modeling is conducted quarterly, involves adjustments to balance sheet volumes over a 12 month forward period, incorporates a repricing analysis of earning assets and funding sources and considers certain other off-balance sheet hedging vehicles such as interest rate exchange agreements (swaps), as further described below. Furthermore, First Midwest has generally followed a policy of maintaining a balanced mix of rate-sensitive assets and liabilities, making each side of the balance sheet approximately equally flexible in reacting to changes in market interest rates so that net interest income will not be adversely affected by more than 8%, regardless of whether interest rates rise or fall rapidly. The simulations described above, coupled with policy guidelines intended to limit the sensitivity of net interest income to changes in interest rates, provide guidance to First Midwest in adjusting its strategies based on projections of the future interest rate environment to ensure maximization of net interest income.

The net interest income simulation model used by First Midwest to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates over a 12 month horizon utilizes multiple rate scenarios. These scenarios include a flat rate environment, a most likely forecast (which First Midwest believes is the most probable outlook), a gradual increase and decrease of at least 150 basis points, and an immediate increase and decrease of 100 basis points. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of derivative and other financial instruments, changes in loan and deposit volumes and pricing, deposit interest rate sensitivity and First Midwest's capital plans. The assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in interest rate market conditions and strategies, among other factors. Furthermore, First Midwest also believes that immediate and sustained changes in interest rates will not necessarily impact all interest bearing liabilities in the same fashion. As discussed above, an immediate increase or decrease in First Midwest's base lending rate may not result in an immediate, identical increase in rates paid on non-maturing, non-indexed interest bearing liabilities such as savings accounts, money markets and NOW accounts. Accordingly, First Midwest analyzes the impact of immediate and sustained parallel changes in interest rates both including and excluding non-maturing, non-indexed deposits. Based on the results of its simulation model and the assumptions included therein, as of December 31, 2000, exclusive of the effect of the rate increase on non-maturing, non-indexed deposits, First Midwest would expect a decrease in net interest income of 4.1% and an increase in net interest income of 3.5% if interest rates experienced an immediate increase or decrease, respectively, by 100 basis points for a 12 month period. As of December 31, 1999, First Midwest had expected a decrease in net interest income of 5.1% and an increase in net interest income of 4.3% for these same scenarios. If non-maturing, non-indexed deposits were included in this analysis and were immediately affected by such increase or decrease in interest rates, the reduction in net interest income from a rise in rates of 100 basis points would be 8.4% while an improvement in net interest income of 7.9% would result from a reduction in interest rates of 100 basis points at December 31, 2000. At December 31, 1999, the reduction in net interest income from a rise in rates of 100 basis points would have been 10.0%, while an improvement in net interest income of 9.2% would have resulted from a reduction in interest rates of 100 basis points. First Midwest believes that its interest rate sensitivity position is appropriate given the current economic and interest rate environment.

As a part of its approach to controlling the interest rate risk within its balance sheet, First Midwest has utilized interest rate swaps with third parties in order to limit variations in net interest income. The advantages of using interest rate swaps include the ability to maintain or increase liquidity, lower capital requirements as compared to cash instruments, enhance net interest margin and to customize interest rate swap agreements to meet desired risk parameters. Interest rate swap transactions involve exchanges of fixed and floating rate interest payments without the exchange of the underlying notional (i.e., principal) amount on which the interest payments are calculated. The net cash flow paid or received by First Midwest on these transactions is treated as an adjustment to interest income and expense on the underlying earning asset or funding source to which the swap relates. The primary risk associated with interest rate swap transactions is credit risk, defined as the ability of the swap counterparty to perform its interest payment obligation under the terms of the agreement. Credit risk on interest rate swap transactions consists of the aggregate net interest payable to First Midwest by the counterparty in addition to the aggregate unrealized gain on the swap position. First Midwest controls this credit risk by maintaining a policy limiting credit exposure to any one counterparty to not more than 2.5% of consolidated stockholders' equity. In addition, First Midwest's interest rate swap transactions generally require the establishment of a mutual mark-to-market arrangement whereby cash collateral may be required to be on deposit with First Midwest and/or the counterparty. First Midwest does not act as an intermediary in arranging interest rate swaps for customers.

As of December 31, 1999, First Midwest had total interest rate swaps with an aggregate notional amount of $357,900 in place, hedging various balance sheet categories. The specific terms of these interest rate swaps are discussed in Note 17 to "Notes to Consolidated Financial Statements" beginning on page 54. During the fourth quarter of 2000, First Midwest liquidated its entire interest rate swap position, which had a weighted average maturity of less than six months, as a result of market values having reached levels that First Midwest believed fully discounted further reductions in interest rates by the Federal Reserve over the short forward period. The interest rate swap liquidation resulted in the gain of approximately $1.95 million which will be amortized over the remaining lives of the liquidated interest rate swaps.

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

Table 4 provides a year-to-year comparison of the sources of First Midwest’s liability funding based upon average balances over the last three years. Average, rather than period-end, balances are more meaningful in analyzing First Midwest’s funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

Table 4
Funding Sources—Average Balances

	2000	% of Total	1999	% of Total	1998	% of Total
Demand Deposits	$ 664,683	12.41	$ 677,298	14.07	$ 642,201	14.03
Savings Deposits	467,746	8.73	514,976	10.70	533,078	11.64
NOW accounts	474,108	8.85	453,383	9.42	430,272	9.40
Money market accounts	489,589	9.14	477,701	9.92	493,700	10.78
Time deposits	2,019,914	37.71	1,895,488	39.38	1,882,182	41.10

Core deposits	4,116,040	76.84	4,018,846	83.50	3,981,433	86.95
Repurchase agreements	1,006,133	18.78	605,527	12.58	451,620	9.86
Funds purchased and other borrowed funds	234,407	4.38	188,745	3.92	146,010	3.19

Total funding sources	$5,356,580	100.00	$4,813,118	100.00	$4,579,063	100.00

In an effort to reduce its reliance on higher cost wholesale funds, First Midwest focused its sales efforts in 2000 on increasing core funding sources including savings deposits, NOW accounts, money market deposits and time deposits, where funding costs are less expensive than borrowed funds. As shown in Table 4, core deposits increased (based upon average balances) by 2.4% in 2000 over 1999, following an increase of 1.0% in 1999 over 1998. Furthermore, as a result of intensified sales efforts during 2000 to reduce its reliance on higher cost wholesale funding, average core deposits, on a quarterly basis increased by .5%, .5%, 3.1% and 5.5% for the first through fourth quarters of 2000 as compared to the like quarters in 1999, respectively.

Tables 5 and 6 that follow provide additional information regarding First Midwest’s wholesale deposit and short-term funding activities:

Table 5
Maturities of Time Deposits of $100 or More

As of December 31, 2000
Maturing within 3 months	$334,816
After 3 but within 6 months	212,236
After 6 but within 12 months	126,789
After 12 months	56,834

Total	$730,675

Table 6
Borrowed Funds

	2000		1999		1998
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year end:
Securities sold under agreements to repurchase	$ 911,872	6.37	$ 788,432	5.61	$457,103	4.56
Federal funds purchased	124,000	6.43	133,000	5.44	40,000	4.53
Federal Home Loan Bank advances	110,000	6.90	150,000	5.46	100,000	5.14
Other borrowed funds	—	—	6,300	6.96	26,796	5.56

Total borrowed funds	$1,145,872	6.43	$1,077,732	5.58	$623,899	4.70

Average for the year:
Securities sold under agreements to repurchase	$1,006,133	6.08	$ 605,527	4.89	$451,620	5.09
Federal funds purchased	84,582	6.42	38,348	5.23	27,974	5.39
Federal Home Loan Bank advances	149,426	6.30	142,603	5.15	108,384	5.28
Other borrowed funds	399	6.77	7,794	5.93	9,652	6.19

Total borrowed funds	$1,240,540	6.13	$ 794,272	4.97	$597,630	5.15

Maximum month-end balance:
Securities sold under agreements to repurchase	$1,162,484		$ 844,534		$555,778
Federal funds purchased	170,000		133,000		92,000
Federal Home Loan Bank advances	180,000		170,000		160,000
Other borrowed funds	5,000		16,801		29,906

First Midwest makes extensive use of repurchase agreements as a deposit surrogate because this funding source is not subject to the reserve requirements applicable to interest bearing deposits and also the realization of direct cost savings because FDIC insurance premiums are not assessed on these funding sources.

The liquidity needs of First Midwest Bancorp, Inc. “parent company” consist primarily of operating expenses and dividend payments to First Midwest’s stockholders. The primary source of liquidity for the parent company is dividends from Affiliates. However, this source can also be supplemented by fees assessed to Affiliates, a practice which has not been utilized in recent years. The parent company has short term credit facilities which require no compensating balances available to fund cash flow needs totaling $50,000 at December 31, 2000. The parent company also has the ability to enhance its liquidity position by raising capital or incurring debt. The parent company had no debt outstanding under its short-term credit facilities as of year-end 2000 and had cash and short term investments of $35.8 million.

ANALYSIS OF NONINTEREST INCOME AND EXPENSE

Noninterest Income

Noninterest income, exclusive of net security gains, increased by 6.4% and 8.2% in 2000 and 1999, respectively, reflecting improvements in all categories except mortgage banking revenues. The improvement realized in noninterest income during 2000 was the direct result of a variety of initiatives put in place during 1999. Although the benefits of these initiatives are expected to continue, First Midwest anticipates that the levels of increase will moderate in 2001. The increase occurred despite the absence of $5,251 in mortgage banking revenues due to the changes made in mortgage banking operations as discussed in the “Business” section located on page 3. The following table analyzes the components of noninterest income, excluding net security gains, for the years 1998 through 2000:

Table 7
Analysis of Noninterest Income  (1)

				% Change
	2000	1999	1998	2000-1999	1999-1998
Service charges on deposit accounts	$21,341	$18,720	$17,100	14.0%	9.5%
Trust and investment management fees	10,671	10,135	9,134	5.3	11.0
Other service charges, commissions and fees	16,282	11,825	10,197	37.7	16.0
Mortgage banking revenues	395	5,646	8,535	(93.0)	(33.8)
Corporate owned life insurance	6,517	5,209	3,135	25.1	66.2
Other income	6,754	6,702	5,704	0.8	17.5

Total noninterest income	$61,960	$58,237	$53,805	6.4%	8.2%

(1)	For a discussion of Security Gains, refer to the “Investment Management” section located on page 26.

Service charges on deposit accounts, the largest component of noninterest income, consists of fees on both interest bearing and noninterest bearing deposit accounts as well as charges for items such as nonsufficient funds (“NSF fees”), overdrafts and stop payment requests. Service charges on deposit accounts include both hard dollar charges and charges assessed through account analysis, the latter being reduced by earnings credits indexed to a short-term U.S. Treasury yield and generally applicable to business deposit accounts. The increases of $2,621, or 14%, in 2000 and $1,620, or 9.5%, in 1999 were largely attributable to an increase in NSF fee revenues relating to higher pricing and a tightening in fee waiver practices within the past two years which has resulted in higher collection rates. Also contributing to the increases were higher service charges on business checking and NOW accounts, and to a lesser extent, on savings deposits as a result of greater transaction volumes.

The Trust Company provides trust and investment management services to its customers, acting as executor, administrator, trustee, agent, and in various other fiduciary capacities for client accounts. Trust and investment management fees generally follow the amount of total assets under management as well as conditions in the equity and credit markets because fees are often assessed based on the market value of managed funds. Assets under management and in nondiscretionary custody accounts totaled approximately $2 billion at December 31, 2000. This category of noninterest income increased by 5.3% in 2000 and 11.0% in 1999. Although equity market conditions had deteriorated during 2000, the valuation of trust assets held in personal trust, employee benefit and investment advisory accounts increased as a result of growth in new business and expansion of existing relationships which generated a higher level of fees in 2000. The increase was broad-based and effected all types of trust accounts with the largest portions of the increase being realized in the personal trust and employee benefit categories.

Other service charges, commissions and fees rose $4,457, or 37.7%, in 2000 and $1,628, or 16.0%, in 1999. Debit card income principally accounted for the increase in both years reflecting accelerating growth in debit card acceptance as the payment of choice over checks and cash. Commissions on mortgage sales, the new revenue stream from the realignment of mortgage banking operations, also positively impacted the year-to-year increase along with higher commissions on sales of annuity, insurance and investment products and fees on official check outsourcing.

In 1998, First Midwest purchased certain life insurance policies with seven national insurance carriers all of whom were rated in the top ranking levels by insurance carrier rating agencies. The policies, on which First Midwest is the beneficiary, insure the lives of certain key First Midwest officers and were purchased with the proceeds of securities sales from the available for sale portfolio. Corporate owned life insurance income represents the cash buildup from the life insurance policies. The cash buildup is afforded tax-favored treatment and serves as a proxy for tax exempt income. The tax equivalent yield on the corporate owned life insurance policies, which had a balance of $126,860 at December 31, 2000 and $105,343 at December 31, 1999, was 9.6% and 8.5%, respectively. The increase in this income category in 2000 was due to the purchase of additional insurance during the year as well as the renegotiation of certain policies to achieve higher yields and more favorable terms.

Other income increased by 0.8% in 2000 over 1999, following a 17.5% increase in 1999 over 1998. The increase in both years is primarily related to greater automatic teller machines (“ATM”) interchange fees due to higher pricing and increased transaction volumes. Additionally, $213 of the 17.5% increase in 1999 over 1998 is due to certain nonrecurring miscellaneous recoveries and asset sales.

Prior to the strategic realignment of its mortgage banking operations in 2000, as discussed in the “Business” section on page 3, and further discussed below, First Midwest conducted residential real estate mortgage loan origination, sales and servicing operations through FMMC. Mortgage banking revenues from these operations included commissions and fees from third party loan servicing, realized gains on the sale of loans into the secondary market and origination and other fees received at closing.

          The following Tables 8 through 10 summarize mortgage loan origination, sales and servicing activities for the years 1998 through 2000 as well as the mortgage banking revenues that have resulted from these activities.

Table 8
Residential Real Estate Originations and Sales

	2000	1999	1998
Residential real estate mortgage loans:
Originated	$103,907	$445,178	$522,081
Sold to third parties	$110,684	$404,687	$470,284

Table 9
Mortgage Loan Servicing Portfolio

	2000	1999	1998
Residential real estate mortgage loans:
Serviced for third parties	$—	$1,543,094	$1,474,206
Serviced for First Midwest’s Portfolio	—	264,019	276,134

Total loans serviced	$—	$1,807,113	$1,750,340

Table 10
Mortgage Banking Revenues

	2000	1999	1998
Loan production income	$113	$2,705	$3,276
Servicing fee income	919	4,603	4,084
Less: Amortization of mortgage servicing rights	(255)	(3,748)	(4,047)
(Losses) gains on sales of mortgage loans	(160)	2,086	5,222
(Losses) on sales of mortgage servicing rights	(222)	—	—

Total mortgage banking revenues	$395	$5,646	$8,535

In the first quarter 2000, First Midwest concluded its strategic review of its mortgage banking operations resulting in certain changes in the manner in which it delivers mortgage products to its customers. As a part of these changes, First Midwest sold its $1.8 billion loan servicing portfolio resulting in a $222 loss on sale of the mortgage servicing rights. Mortgage banking revenues for 2000 shown in Table 10 above represent revenue from its mortgage banking operations prior to the realignment of this activity.

The decrease in mortgage banking revenues in 1999 as compared to 1998 resulted primarily from the effect of general market interest rate increases on mortgage refinancings in both years. As interest rates fell in 1998 through early 1999, the refinancing market was exceptionally strong as indicated by the real estate mortgage loans originated in Table 8 above. As market interest rates began to trend higher in latter 1999, the volume of loans originated declined, likewise reducing loan production income. Furthermore, the turn in market rates in 1999 was accompanied by a higher than normal degree of rate volatility, negatively impacting gains on the sale of mortgage loans.

Noninterest Expense

          Noninterest expense totaled $144,416 in 2000 as compared to $149,809 in 1999 and $158,802 in 1998. The efficiency ratio, which represents the amount of overhead necessary to generate a financial institution’s revenue stream consisting of net interest and noninterest income, has continued to improve and stood at 53.1% for 2000 as compared to 55.7% for 1999 and 56.1% for 1998. The improvement in 2000 was due primari1y to expense reduction related to the realignment of mortgage banking operations. Table 11 analyzes the components of noninterest expense for the years 1998 through 2000:

Table 11
Analysis of Noninterest Expense

				% Change
	2000	1999	1998	2000-1999	1999-1998
Compensation expense	$ 75,707	$ 79,015	$ 77,294	(4.2)	2.2
Occupancy expense	13,635	13,366	12,039	2.0	11.0
Equipment expense	7,900	8,479	8,354	(6.8)	1.5
Technology and related costs	10,894	10,113	9,846	7.7	2.7
Professional services	7,671	8,527	7,849	(10.0)	8.6
Advertising and promotions	3,859	3,822	4,576	1.0	(16.5)
Other expenses	24,750	26,487	22,696	(6.6)	16.7

Subtotal	144,416	149,809	142,654	(3.6)	5.0

Special items:
Merger expense	—	—	16,148	N/M	N/M

Total noninterest expense	$144,416	$149,809	$158,802	(3.6)	(5.7)

Efficiency ratio (1)	53.1%	55.7%	56.1%

(1)	Excludes special charges in 1998.
N/M—Not a meaningful ratio.

          Compensation expense, the largest component of noninterest expense, includes employee salaries and wages, retirement and other employee benefits and expense relating to temporary personnel costs. Table 12 analyzes the components of compensation expense for the years 1998 through 2000:

Table 12
Analysis of Compensation Expense

				% Change
	2000	1999	1998	2000-1999	1999-1998
Salaries and wages	$59,528	$63,697	$61,872	(6.5)	2.9
Retirement and other employee benefits	14,702	13,587	14,026	8.2	(3.1)
Temporary personnel expense	1,477	1,731	1,396	(14.7)	24.0

Total compensation expense	$75,707	$79,015	$77,294	(4.2)	2.2

Average full-time equivalent (FTE) employees	1,583	1,709	1,746	(7.4)	(2.1)

          Salaries and wages decreased 6.5% in 2000 following a modest increase of 2.9% in 1999. Average FTEs decreased by 126 in 2000 following a decrease of 37 in 1999 below 1998 levels. The 2000 decline in salary costs and FTEs is directly related to the elimination of approximately 100 FTEs from the mortgage banking realignment and modest staff reductions from a re-evaluation of staffing needs in the retail sales division. The 2.9% increase in 1999 salary and wages and the 2.1% reduction in FTEs is largely reflective of continued post-merger synergies from the July 1998 acquisition of Heritage, net of annual general merit increases. Retirement and other employee benefits increased $1,115 in 2000 following a reduction of $439 in 1999. The 2000 increase was primarily attributable to a special heathcare contribution of $600 paid to the self-insured health care and dental trust to reimburse it for certain extraordinary claims costs incurred during the year, as well as to certain severance-related retirement benefits to the terminated mortgage banking staff. The $439 decrease in 1999 is due to a combination of merger-related efficiencies from staff reductions from the Heritage acquisitions and a restructuring of retirement benefits which had been found to be in excess of market levels. First Midwest continues to maintain staffing efficiency by utilizing temporary personnel to staff short-term projects and saw temporary personnel expense return to more normalized levels in 2000 as compared to 1999. The 24% increase in 1999 over 1998 was related to the contracting of temporary personnel to assist in post-merger integration activities from the Heritage acquisition. A discussion of First Midwest's retirement benefits and the expenses related thereto is included in Note 12 to "Notes to Consolidated Financial Statements" located on page 49.

Occupancy expense increased by 2% in 2000 over 1999 following a 11.0% increase in 1999 over 1998. The 2% increase in 2000 reflects the efficiencies realized from the utilization of an outsourced facilities management program and the elimination of costs associated with the operation of three overlapping branches from the Heritage acquisition that were closed in the fourth quarter of 1999. The 1999 increase is primarily attributable to the implementation of the program to outsource facilities management, which saw costs increase in the short term because First Midwest maintained its then-current maintenance staff through completion of the program. This program resulted in increased occupancy costs through payments to a third party vendor but also reduced permanent FTE levels.

Equipment expense decreased by 6.8% in 2000 following a modest increase of 1.5% in 1999. Lower depreciation on equipment sold or disposed of due to the discontinuation of FMMC operations led the 2000 reduction.

Technology and related costs increased by 7.7% in 2000 over 1999 and followed a 2.7% increase in 1999 over 1998. Increased use of technology to enhance delivery systems, customer service and product offerings, as well as higher activity volumes primarily accounts for the 2000 increase. Increased costs were also attributable to contract termination fees and conversion of data records with the sale of the mortgage loan servicing portfolio in connection with the winding down of FMMC operations. 1999 reflects a slower rate of increase due to post-merger savings from the Heritage acquisition.

Professional services decreased 10% in 2000 following an 8.6% increase in 1999. The decrease in 2000 is primarily due to loan related expenses which were influenced by two factors: (i) the reduction of certain costs experienced in the prior year relating to a home equity promotion, and (ii) a reduction in professional services incident to FMMC's lending and recordkeeping operations. The increase in professional services during 1999 was largely due to loan-related costs associated with a 1999 home equity loan promotion, in addition to consultancy fees applicable to outsourcing participant recordkeeping services by the Trust Company.

Advertising and promotions expense increased by 1.0% in 2000 following a decrease of 16.5% in 1999. The increase in 2000 reflects First Midwest's tightened expense controls over this area. The 1999 decrease saw a return to more normalized levels as 1998 expense levels included the introduction of a new multi-media advertising campaign in metropolitan Chicago and higher advertising costs related to the Heritage merger in order to maximize customer retention.

Other expenses decreased 6.6% in 2000 as compared to 1999 after increasing 16.7% in 1999 as compared to 1998. Other expenses include various categories such as freight and courier costs, merchant credit card expense, supplies and printing, and miscellaneous losses and expenses. The decrease in 2000 resulted from the general emphasis on cost control implemented during the year which saw reductions of $431 in freight and courier costs, $289 in supplies and printing, $236 in postage with the balance of the decrease being spread amongst various expense categories. The increase in 1999 is attributable to higher freight and courier costs resulting from additional courier routes amongst the branches and operation centers, higher merchant credit card expense as well as costs applicable to review of certain branch operations that resulted in the closing of redundant Heritage branches previously discussed. Additionally, 1998 included certain expense reimbursements and cost recoveries from vendors credited to this category that were not duplicated in 1999.

Merger expenses related to the Heritage merger were recorded in 1998, and included customary investment banking and professional fees and anticipated severance and related benefits due to staff reductions.

INCOME TAXES

First Midwest annually develops an income tax plan which focuses on the maximization of long term, after-tax profitability on a consolidated basis. First Midwest's provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 1998 through 2000 are detailed in Table 13.

Table 13
Analysis of Income Tax Expense

	2000	1999	1998
Income before income tax expense	$99,299	$95,429	$78,699
Income tax expense	$23,759	$24,520	$23,995
Effective income tax rate	23.9%	25.7%	30.5%

Certain of the acquisition-related expenses recorded during 1998 were not deductible for income tax purposes and affected the effective tax rates in that year. Factoring out the acquisition related charges for 1998, the effective tax would have been 29.5%. The decrease in the effective tax rate for both 2000 and 1999 as compared to the prior years is due primarily to the addition of corporate owned life insurance income and increases in tax exempt income resulting from the purchase of state tax exempt government securities and federally tax exempt small-issue qualified municipal securities.

CAPITAL MANAGEMENT AND DIVIDENDS

A strong capital structure is crucial in maintaining investor confidence, accessing capital markets and enabling First Midwest to take advantage of future profitable growth opportunities. First Midwest has developed a policy to manage its capital structure and that of its Affiliates in accordance with regulatory guidelines and to ensure the appropriate use of this resource. First Midwest’s Capital Policy requires that each Affiliate maintain a capital ratio in excess of the minimum regulatory guidelines and also acts as an internal discipline in analyzing business risks and internal growth opportunities, in addition to setting targeted levels of return on equity. Under regulatory capital adequacy guidelines, First Midwest and its banking subsidiaries are subject to various capital requirements administered by the federal banking agencies. Capital adequacy guidelines require that First Midwest meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components of capital and assets, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require First Midwest to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined). First Midwest believes that, as of December 31, 2000, First Midwest and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for the FDICIA. To be categorized as “well capitalized,” a bank must maintain minimum total and tier 1 capital to risk-weighted assets and tier 1 capital to average assets ratio. The following table summarizes the actual capital amounts and ratios for First Midwest and compares them to the capital levels and ratios necessary to be categorized as adequately capitalized and well capitalized:

Table 14
Capital Measurements

	First Midwest Actual		For Capital Adequacy Purposes		Well Capitalized for FDICIA

	Capital	Ratio	Capital	Ratio	Capital	Ratio

As of December 31, 2000:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$478,703	11.61%	$329,908	8.00%	$412,385	10.00%
First Midwest Bank, N.A	436,088	10.67	326,952	8.00	408,690	10.00
Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	433,610	10.51	164,954	4.00	247,431	6.00
First Midwest Bank, N.A	390,995	9.57	163,476	4.00	245,214	6.00
Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	433,610	7.36	176,773	3.00	294,621	5.00
First Midwest Bank, N.A.	390,995	6.67	175,891	3.00	293,152	5.00

As of December 31, 1999:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	$437,951	11.32%	$309,604	8.00%	$387,005	10.00%
First Midwest Bank, N.A.	392,071	10.26	305,053	8.00	381,316	10.00
Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	395,306	10.21	154,802	4.00	232,203	6.00
First Midwest Bank, N.A.	349,426	9.16	152,526	4.00	228,790	6.00
Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc.	395,306	7.19	164,876	3.00	274,793	5.00
First Midwest Bank, N.A.	349,426	6.45	162,502	3.00	270,836	5.00

First Midwest believes that it has a responsibility to reward its stockholders with a meaningful current return on their investment and, as part of the Company’s dividend policy, the Board of Directors reviews its dividend payout ratio periodically to ensure that it is consistent with internal capital guidelines and industry standards. As a result of improved performance from operations as well as First Midwest’s perceived future prospects, the Board of Directors has increased the quarterly dividend every year since 1993. Additionally, at its November 1999 meeting, the Board also declared a 3-for-2 stock split effected in the form of a stock dividend which was paid in December 1999. The following table summarizes the dividend increases declared since 1993:

Table 15
Dividend Increases Declared

Date	Quarterly Rate Per Share	% Increase
November 2000	$0.200	11%
November 1999	0.180	13%
November 1998	0.160	7%
November 1997	0.150	13%
November 1996	0.133	18%
February 1996	0.113	13%
February 1995	0.100	15%
February 1994	0.087	13%

In February and November 1999, First Midwest’s Board of Directors authorized the repurchase of up to 3 million shares and 1.5 million shares, respectively, of its common stock on the open market or in private transactions. The repurchased shares will be reserved for future issuance in conjunction with First Midwest’s dividend reinvestment plan, qualified and nonqualified retirement plans and stock option plans, as well as for other general corporate purposes. First Midwest repurchased the following treasury shares during 1999 and 2000 under the repurchase programs authorized during such periods:

Table 16
Treasury Stock Purchases

	2000	1999
Shares repurchased	465	2,339
Cost	$11,691	$61,369

First Midwest has reissued shares held in treasury to fund various retirement and other plans totaling 246, and 241 in 2000 and 1999, respectively. As of December 31, 2000, First Midwest had 1.7 million shares remaining to be repurchased under the 1999 authorizations.

INVESTMENT MANAGEMENT

The investment portfolio is managed to maximize the return on invested funds within acceptable risk guidelines, to meet pledging requirements and to adjust balance sheet rate sensitivity to insulate net interest income against the impact of changes in interest rate movements. The following table sets forth the year-end carrying value of securities for the last three years:

Table 17
Composition of Investment Portfolio

	December 31,
	2000		1999		1998
	Amount	% of Total	Amount	% of Total	Amount	% of Total
By Type:
U.S. Treasury	$ 2,425	0.1	$ 3,252	0.2	$ 20,627	1.0
U.S. Agency	422,764	19.1	637,319	30.7	284,262	14.0
Mortgage-backed	1,166,524	52.7	904,522	43.5	1,258,336	62.0
State and Municipal	538,911	24.3	478,886	23.1	434,944	21.4
Other	84,321	3.8	52,811	2.5	29,910	1.6

Total	$2,214,945	100.0	$2,076,790	100.0	$2,028,079	100.0

By Classification:
Available for sale	$2,130,148	96.2	$2,033,247	97.9	$1,979,115	97.6
Held to maturity	84,797	3.8	43,543	2.1	48,964	2.4

Total	$2,214,945	100.0	$2,076,790	100.0	$2,028,079	100.0

The following sections describe First Midwest’s investment portfolio:

Securities Available for Sale — Securities which First Midwest believes could be sold prior to maturity in order to manage interest rate, prepayment or liquidity risk are classified as securities available for sale and are carried at fair market value. Unrealized gains and losses on this portfolio segment are reported on an after-tax basis as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income.

At December 31, 2000, the after-tax unrealized net loss on the securities available for sale portfolio totaled $7,039. This compares to an after-tax net unrealized loss on such portfolio of $49,072 as of the prior year end. The unrealized net appreciation or depreciation on this portfolio represents the difference, net of taxes, between the aggregate cost and market value of the portfolio. This balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate market value of the portfolio.

The maturity distribution and average yields, on a tax equivalent basis, of the securities available for sale portfolio at December 31, 2000 are presented in Table 18.

Table 18
Securities Available for Sale
Maturity Distribution and Portfolio Yields

	December 31, 2000
	U.S. Treasury	U.S. Agency	Mortgage— Backed	State and Municipal (1)	Other	Total
One year or less:
Market Value	$402	$154,167	$ 69,094	$ 4,414	$ 7,623	$ 235,700
Amortized Cost	401	154,287	69,541	4,431	7,623	236,283
Yield (%)	5.97	6.38	7.50	5.54	3.20	6.59
One year to five years:
Market Value	202	100,477	351,978	15,244	—	467,901
Amortized Cost	201	100,593	355,207	20,415	—	476,416
Yield (%)	5.66	5.97	6.98	4.90	—	6.68
Five years to ten years:
Market Value	—	168,045	259,980	102,681	24,077	554,783
Amortized Cost	—	168,331	261,684	161,097	27,325	618,437
Yield (%)	—	7.63	6.94	4.79	7.19	6.58
After ten years::
Market Value	—	—	485,472	356,180	30,112	871,764
Amortized Cost	—	—	485,755	294,787	30,010	810,552
Yield (%)	—	—	7.54	4.92	6.02	6.53

Total:
Market Value	$604	$422,689	$1,166,524	$478,519	$61,812	$2,130,148
Amortized Cost	$602	$423,211	$1,172,187	$480,730	$64,958	$2,141,688
Yield (%)	5.87	6.78	7.23	4.88	6.18	6.58

(1)	Yields on state and municipal securities are reflected on a tax equivalent basis, assuming a federal tax rate of 35%.

          The maturity distributions of mortgaged-backed securities in Table 18 are based upon the contractual maturities of such securities. Actual maturities of the securities in Table 18 may differ from that reflected in the table due to securities with call features which are assumed to be held to contractual maturity for maturity distribution purposes.

          At December 31, 2000, the available for sale securities totaled $2,130 million compared with $2,033 million at December 31, 1999. The relative mix of the type of available for sale securities and percentage of total portfolio between year end 1999 and 2000 did not change significantly aside from a shift between U.S. Agencies and mortgage backed securities, totaling approximately 10% of the total portfolio. This redistribution is primarily due to reinvestment of cash flows from sales of low yielding agency securities into higher rate collateralized mortgage obligations and mortgage backed securities.

          As shown in Table 18, as of December 31, 2000, the pre-tax unrealized loss in the securities available for sale portfolio, (representing the difference between the total portfolio amortized cost and market value at December 31, 2000) was $11,540 as compared to $80,446 at year-end 1999. During the period between year-end 1999 and 2000, the interest rates on the 10 and 30 year U.S. Treasury Bond declined by approximately 133 and 102 basis points, respectively, reversing the upward trend experienced in 1999. This shift in interest rates positively impacted the market value of the mortgage-backed security portfolio from year end 1999. The effective duration of the mortgage-backed securities portfolio at year-end 2000 was approximately 2.77% with a tax equivalent yield to maturity of 7.23%. As of December 31, 2000, the aggregate securities available for sale portfolio had an effective duration of 3.35% and a tax equivalent yield to maturity of 6.58%.

          Securities Held to Maturity—Securities which First Midwest has the ability and intent to hold until maturity are classified as securities held to maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. First Midwest has no trading account securities.

          The maturity distribution and average yields, on a tax equivalent basis, of the securities held to maturity portfolio as of December 31, 2000 are presented on Table 19.

Table 19
Securities Held to Maturity
Maturity Distribution and Portfolio Yields

	December 31, 2000
	U.S. Treasury	U.S. Agency	State and Municipal (1)	Other	Total	Market Value as a % of Amortized Cost
One year or less:
Market Value	$ 926	$74	$ 4,849	$ 24	$ 5,873	100.14

Amortized Cost	923	75	4,843	24	5,865
Yield (%)	5.74	4.97	5.39	4.17	5.43
One year to five years:
Market Value	912	—	11,585	—	12,497	103.84

Amortized Cost	898	—	11,137	—	12,035
Yield (%)	5.89	—	6.21	—	6.19
Five years to ten years:
Market Value	—	—	27,318	—	27,318	100.38

Amortized Cost	—	—	27,215	—	27,215
Yield (%)	—	—	6.67	—	6.67
After ten years::
Market Value	—	—	17,344	22,485	39,829	100.37

Amortized Cost	—	—	17,197	22,485	39,682
Yield (%)	—	—	6.21	7.19	6.77

Total:
Market Value	$1,838	$74	$61,096	$22,509	$85,517	100.85

Amortized Cost	$1,821	$75	$60,392	$22,509	$84,797
Yield (%)	5.81	4.97	6.35	7.19	6.56

(1)	Yields on state and municipal securities are reflected on a tax equivalent basis, assuming a federal tax rate of 35%.

Securities Gains, Net—Net gains increased in 2000 to $1,238 as compared to $97 in 1999 and $1,657 in 1998.

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

          Over the past several years, First Midwest has migrated toward a loan portfolio that it has attempted to distribute approximately evenly among the categories of commercial and industrial (including agricultural), consumer (including real estate 1—4 family) and real estate (both commercial and construction). This type of diversification spreads the risk and reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.

          It is First Midwest’s policy to concentrate its lending activities in the geographic market areas it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are gathered in the same market areas, with the primary market concentration being the Chicago suburban banking market. Although First Midwest’s legal lending limit is approximately $60 million, the largest loan to one borrower at year end 2000 was approximately $28 million, with only 44 credits in the portfolio representing aggregate loans to one borrower in excess of $10 million. First Midwest had no consequential out-of-market exposures at December 31, 2000, nor does First Midwest engage in lending to foreign countries or foreign entities.

          The following table summarizes the total loans outstanding, and their percent of the loan portfolio, for the periods 1996 through 2000:

Table 20
Loan Portfolio

	As of December 31,
	2000	% of Total	1999	% of Total	1998	% of Total	1997	% of Total	1996	% of Total
Commercial and industrial	$ 788,443	24.4%	$ 714,305	24.1%	$ 721,599	27.1%	$ 723,425	23.8%	$ 721,989	24.1%
Agricultural	67,736	2.1%	56,852	1.9%	49,397	1.9%	39,014	1.3%	48,461	1.6%
Consumer	924,189	28.6%	847,997	28.6%	688,774	25.8%	754,727	24.8%	765,256	25.6%
Real estate—1-4 family	250,635	7.7%	253,268	8.6%	257,307	9.7%	506,077	16.6%	537,785	18.0%
Real estate—commercial	900,781	27.9%	834,852	28.2%	769,514	28.8%	858,627	28.2%	755,584	25.3%
Real estate—construction	272,647	8.4%	189,018	6.4%	148,469	5.6%	129,290	4.2%	136,019	4.5%
Other	28,765	0.9%	66,195	2.2%	29,357	1.1%	33,634	1.1%	26,135	0.9%

Total	$3,233,196	100.0%	$2,962,487	100.0%	$2,664,417	100.0%	$3,044,794	100.0%	$2 ,991,229	100.0%

Growth vs. Prior Year	9.1%		11.2%		(12.5%)		1.8%		2.0%

          Loan growth during 2000 continued the positive trend begun in 1999. Total loans at December 31, 2000 grew 9.1%, or $271 million, following an 11.2% increase in 1999, with the growth being experienced in all loan categories with the exception of residential mortgages. During the fourth quarter of 2000, First Midwest sold $30 million of home equity loans at book value. Factoring out such sale, loan growth in 2000 would have been 10.2%. The growth experienced by First Midwest during the 1999—2000 period is evidence of a combination of a sound economy and the strength of the niche markets in which First Midwest operates, primarily being the suburban Chicago banking market. The trend over the last two years reverses the decline in loans in 1998 and moderate growth during 1996 and 1997, all of which being primarily attributable to the distractions resulting from the acquisition activity that began in late 1995 and culminated with the merger of Heritage Financial Services, a $1.3 billion company, on July 1, 1998. The process of integrating those acquisitions, along with conforming loan policies and practices to First Midwest’s system significantly affected First Midwest’s sales efforts during those years. The loan growth experienced in 1999 and 2000 is a direct result of the refocusing of First Midwest’s lending sales efforts.

          Commercial and industrial loans increased 10.4%, or $74,138, in 2000. This category of loans is diversified from an industry standpoint and includes loans to manufacturing, retailing and other service businesses. Consistent with First Midwest’s emphasis on relationship banking, most of these credits represent core, multi-relationship customers who also maintain deposit relationships and utilize other First Midwest banking services such as cash management

          Consumer loans which increased 9.0%, or $76,192, in 2000 consist of loans made directly to individuals for various personal purposes, as well as indirect installment loans represented mainly by automobile financings acquired from dealerships in First Midwest’s primary markets. This category also includes direct home equity loans and other direct installment loans. The 2000 loan growth in this category was experienced across all types of consumer loans, led by the home equity component, despite the loan sale of approximately $30 million in this category. The year-to-year improvement is primarily attributable to several of First Midwest’s successful home equity promotional campaigns during 2000.

          Real estate 1—4 family loans are comprised predominately of owner occupied residential properties. This loan category decreased by 1.0% in 2000 primarily as a result of the general increase in market interest rates which resulted in an industry- wide reduction in refinancings.

          Real estate commercial loans which increased by 7.9%, or $65,929, in 2000 represent income-producing commercial property loans, multi-unit residential mortgages and commercial real estate mortgages, many housing the operations of the borrower’s business. The modest increase in 2000 is principally due to a shifting between loan categories from the short-term variable rate real estate construction loan to a fixed rate long term real estate commercial loan as the construction phase of the credit is completed.

          Real estate construction loans which grew by $83,629, or 44.2%, in 2000 consist primarily of single family and multi-family residential projects located in the primary markets of First Midwest’s banking offices. Real estate construction loans are a profitable line of lending for First Midwest due to the higher level of interest rates and fees earned on such loans as compared to other loan categories and the favorable loss experience on these loans. The significant growth experienced in 2000 was primarily the result of increased focus by First Midwest’s sales division due to the higher yields earned and the lower interest rate risk involved.

          The combination of real estate commercial and construction lending represents slightly over one-third of First Midwest’s total loan portfolio. Real estate lending has been a specialty of First Midwest since shortly after the formation of the Company in 1983, with the largest customers generally representing seasoned, long-time borrowers who operate primarily in the Chicago suburban markets described on page 3 of this Form 10-K. First Midwest has staffed its real estate lending function with experienced senior officers generally having 13 or more years of experience in real estate lending in the Chicago suburban market area. Over the five year period from 1996 through 2000, First Midwest has had combined real estate commercial and real estate construction net loan chargeoffs of approximately $1.8 million.

Maturity and Interest Rate Sensitivity of Loans

          Table 21 summarizes the maturity distribution of First Midwest’s commercial, agricultural, commercial real estate and real estate construction loan portfolios as of December 31, 2000 as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 21
Maturities and Sensitivities of Loans to Changes in Interest Rates

	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial, industrial, and agricultural	$535,160	$ 295,895	$ 25,124	$ 856,179
Real estate—commercial	181,198	613,220	106,363	900,781
Real estate—construction	179,835	92,812	—	272,647

Total	$896,193	$1,001,927	$131,487	$2,029,607

Interest Rate Sensitivity of Loans
Maturing in Over 1 Year

	Fixed Rate	Floating Rate
Commercial, industrial, and agricultural	$257,246	63,773
Real estate—commercial	589,361	130,222
Real estate—construction	29,484	63,328

Total	$876,091	$257,323

Credit Quality Management and the Reserve for Loan Losses

          The minimization of credit risk involves the establishment and monitoring of formal credit policies and procedures as well as continuing surveillance and evaluation of the quality, trends and collectability of the loan portfolio. First Midwest has implemented a comprehensive credit administration policy and procedures which are monitored by an internal loan review staff. This policy and procedures are reviewed and modified on an ongoing basis in order to remain suitable for the management of risk as conditions change and new credit products are offered. First Midwest’s credit administration policies include a loan rating system and an analysis by the internal loan review staff of all loans and commitments over a fixed limit, as well as statistical sampling of loans under such dollar limit. Furthermore, each account officer is vested with the responsibility of monitoring his other respective loan customer relationships and acts as the first line of defense in determining changes in the loan ratings on credits for which they are responsible. First Midwest believes that any significant change in the overall quality of the loan portfolio will first manifest itself in the migration of loan ratings within this monitoring system.

First Midwest maintains a reserve for loan losses to absorb inherent losses in the loan portfolio. The appropriate level of the reserve for loan losses is determined by systematically performing a review of the loan portfolio quality as required by the credit administration policy and procedures described above. The reserve for loan losses consists of three elements; (i) specific reserves established for any impaired commercial, real commercial and real estate construction loan for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience; and, (iii) reserves based on general economic conditions as well as specific economic factors in the markets in which First Midwest operates.

Loans within the portfolio that are selected for review to determine whether specific reserves are required include both loans over a specified dollar limit as well as loans where the internal credit rating is below a predetermined classification. Loans subject to this review process generally include commercial and agricultural loans, real estate commercial and real estate construction loans. Specific reserves for these loans are determined in accordance with the provisions of Financial Accounting Standards Board Statements 114 and 118, "Accounting by Creditors for Impairment of a Loan." Consumer and other retail loan reserve allocations are based upon the evaluation of pools or groups of such loans. The portion of the reserve based on historical loan loss experience is determined statistically using a loss migration analysis that examines loss experience and the related internal rating of loans charged off. The loss migration analysis is performed quarterly and loss factors are periodically updated based on actual experience. The portion of the reserve based on general economic conditions and other factors is considered the unallocated portion of the reserve. This portion is determined based upon general economic conditions and involves a higher degree of subjectivity in its determination. This segment of the reserve considers risk factors that may not have not manifested themselves in First Midwest's historical loss experience which is used to determine the allocated component of the reserve.

Table 22 shows the allocation of the reserve for loan losses by loan category as well as charge-off and recovery information for the last 5 years. In 1998, First Midwest refined its allocation methodology to more closely align the projected losses in each category of the loan portfolio with the specific reserve migration analysis and historical loan loss experience methodology discussed above. Accordingly, First Midwest has allocated a larger portion of its reserve for loan losses in 1998 through 2000 than in prior years. Information regarding the methodology underlying specific reserves applicable to impaired loans is included in Note 1 under "Reserve for Loan Losses" and Note 4 of the "Notes to the Consolidated Financial Statements" (on pages 40 and 45, respectively, of this Form 10-K).

The provision for loan losses charged to operating expense in any given year is dependent on factors including loan growth and changes in the composition of the loan portfolio, net charge-off levels and Management's assessment of the reserve for loan losses based upon the credit administration policies and procedures discussed above. In 2000, total loans charged off, net of recoveries, were $6,646, or .21%, of average loans which was lower as a percent of average loans than both 1999's level of $6,405, or .23%, and 1998's level of $9,217, or .31%. At this level, net charge-offs as a percent of average loans were the lowest since 1997 and the second lowest in First Midwest's history. The provision for loan losses increased in 2000 and totaled $9,094 as compared to $5,760 in 1999 and $5,542 in 1998. The 2000 provision for loan losses exceeded the year's net charge-offs resulting in a ratio of reserve for loan losses to total loans at year-end 2000 of 1.39%, consistent with levels maintained throughout the year and appropriate to the loan growth experienced in 2000.

Table 22
Analysis of the Reserve for Loan Losses and
Summary of Loan Loss Experience

	Years ended December 31,
	2000	1999	1998	1997	1996
Change in reserve for loan losses:
Balance at beginning of year	$42,645	$43,290	$6,965	$41,609	$39,729
Loans charged-off	(9,149)	(9,141)	(12,955)	(12,060)	(10,576)
Recoveries on loans previously charged-off	2,503	2,736	3,738	8,051	3,088

Net loans charged-off	(6,646)	(6,405)	(9,217)	(4,009)	(7,488)
Provisions charged to operating expense	9,094	5,760	5,542	9,365	8,189
Reserve of acquired bank	—	—	—	—	1,179

Balance at end of year	$45,093	$42,645	$43,290	$46,965	$41,609

Allocation of reserve for loan losses by loan category:
Commercial and industrial	$8,451	$7,683	$6,214	$4,409	$4,671
Agricultural	2,338	2,351	2,634	113	115
Consumer	10,238	8,542	8,407	6,057	4,347
Real estate—1—4 family	1,204	1,151	1,205	2,859	3,257
Real estate—commercial	4,957	5,332	3,130	3,640	3,155
Real estate—construction	1,472	841	1,004	218	290
Other	1,742	950	686	309	300
Unallocated	14,691	15,795	20,010	29,360	25,474

Total	$45,093	$42,645	$43,290	$46,965	$41,609

Reserve as a percent of loans at year-end	1.39%	1.44%	1.62%	1.54%	1.39%

Loans charged-off:
Commercial and industrial	$(1,632)	$(1,552)	$(4,551)	$(2,454)	$(3,033)
Agricultural	—	(54)	(35)	(5)	(1)
Consumer	(6,253)	(6,358)	(7,458)	(8,437)	(6,197)
Real estate—1—4 family	(177)	(69)	(56)	(169)	(167)
Real estate—commercial	(159)	(513)	(215)	(710)	(732)
Real estate—construction	—	—	(12)	(52)	—
Other	(928)	(595)	(628)	(233)	(446)

Total	$(9,149)	$(9,141)	$(12,955)	$(12,060)	$(10,576)

Recoveries on loans previously charged-off:
Commercial and industrial	$391	$477	$945	$4,733	$799
Agricultural	—	14	—	—	—
Consumer	1,957	2,137	2,625	3,049	2,033
Real estate—1—4 family	—	1	—	28	52
Real estate—commercial	15	16	150	220	157
Real estate—construction	—	—	—	—	—
Other	140	91	18	21	47

Total	$2,503	$2,736	$3,738	$8,051	$3,088

Net loans charged-off:
Commercial and industrial	$(1,241)	$(1,075)	$(3,606)	$2,279	$(2,234)
Agricultural	—	(40)	(35)	(5)	(1)
Consumer	(4,296)	(4,221)	(4,833)	(5,388)	(4,164)
Real estate—1—4 family	(177)	(68)	(56)	(141)	(115)
Real estate—commercial	(144)	(497)	(65)	(490)	(575)
Real estate—construction	—	—	(12)	(52)	—
Other	(788)	(504)	(610)	(212)	(399)

Total	$(6,646)	$(6,405)	$(9,217)	$(4,009)	$(7,488)

Ratio of net loans charged-off to average loans outstanding for the period	0.21%	0.23%	0.31%	0.13%	0.26%

Nonperforming Loans and Assets

Nonperforming assets consist of nonaccrual loans, restructured loans and foreclosed real estate. Past due loans are loans which are delinquent 90 days or more and are still accruing interest. It is First Midwest’s policy to discontinue the accrual of interest income on any loan, including an impaired loan, when there is reasonable doubt as to the timely collectability of interest or principal. Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to such collectability.

The following table summarizes nonperforming assets and past due loans for the past five years as well as certain information relating to interest income on nonaccrual and restructured loans outstanding during 2000:

Table 23
Analysis of Nonperforming Assets and Past Due Loans

	Years ended December 31,
	2000	1999	1998	1997	1996
Nonaccrual loans	$19,849	$20,278	$20,638	$11,699	$16,974
Restructured loans	—	—	—	139	—

Total nonperforming loans	19,849	20,278	20,638	11,838	16,974
Foreclosed real estate	1,337	1,157	1,015	5,119	6,589

Total nonperforming assets	$21,186	$21,435	$21,653	$16,957	$23,563

90 days past due loans	$ 7,045	$ 5,286	$ 5,342	$ 5,736	$ 5,498

Nonperforming loans to total loans	0.61%	0.68%	0.77%	0.39%	0.57%
Nonperforming assets to total loans plus foreclosed real estate	0.65%	0.72%	0.81%	0.56%	0.79%
Nonperforming assets to total assets	0.36%	0.39%	0.42%	0.34%	0.49%
Reserve for loan losses as a percent of:
Total loans at year end	1.39%	1.44%	1.62%	1.54%	1.39%
Nonperforming loans	227%	210%	210%	397%	245%

The effect of nonaccrual and restructured loans on interest income for 2000 is presented below:	2000
Interest which would have been included at the normal contract rates	$2,157
Interest included in income during the year	(421)

Interest income not recognized in the financial statements	$1,736

As shown on Table 23, nonperforming loans totaled $19,849 at year-end 2000 as compared to $20,278 at year-end 1999, decreasing as a percentage of total loans to .61% in 2000 from .68% in 1999. Although nonperforming loans and nonperforming assets at year end 2000 have been comparable to 1999 and 1998 levels, the ratio to total loans has steadily improved in the past two years. This improvement in the ratio is due primarily to the 9.1% loan growth experienced in 2000 and 11.2% in 1999. First Midwest’s disclosure with respect to impaired loans is contained in Note 4 to “Notes to the Consolidated Financial Statements” located on page 45.

In addition to the loans summarized in Table 23, the Securities and Exchange Commission Industry Guide for Bank Holding Companies requires that certain other loans which First Midwest is monitoring, but where current conditions do not warrant classification as nonaccrual or restructured, be disclosed. These loans, which totaled $24,023 at December 31, 2000, as compared to $26,725 at year-end 1999, continue to accrue interest and are specifically considered in the evaluation of the adequacy of the reserve for loan losses.

QUARTERLY REVIEW

Table 24 summarizes First Midwest’s quarterly earnings performance for 2000 and 1999:

Table 24
Quarterly Earnings Performance (1)

	2000				1999
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$108,255	$109,072	$104,717	$99,473	$94,853	$91,795	$87,202	$87,429
Interest expense	62,264	62,044	56,317	51,281	47,063	43,335	38,550	39,667
Net interest income	45,991	47,028	48,400	48,192	47,790	48,460	48,652	47,762
Provision for loan losses	1,995	2,625	2,512	1,962	1,484	1,784	1,205	1,287
Noninterest income	16,668	16,263	15,559	14,708	15,240	14,340	14,503	14,251
Noninterest expense	35,047	35,036	37,200	37,133	37,343	37,209	37,781	37,476
Income tax expense	6,182	6,228	5,684	5,665	6,072	5,805	6,284	6,359
Net income	19,435	19,402	18,563	18,140	18,131	18,002	17,885	16,891

Basic earnings per share (2)	$ 0.48	$ 0.47	$ 0.45	$ 0.44	$ 0.44	$ 0.43	$ 0.42	$ 0.39
Diluted earnings per share (2)	$ 0.47	$ 0.47	$ 0.45	$ 0.44	$ 0.44	$ 0.43	$ 0.42	$ 0.39

Return on average equity	18.25%	19.10%	19.62%	19.85%	19.49%	18.33%	16.85%	15.30%
Return on average assets	1.31%	1.30%	1.29%	1.30%	1.31%	1.33%	1.40%	1.34%
Net interest margin—tax equivalent	3.61%	3.66%	3.84%	3.96%	4.06%	4.21%	4.24%	4.23%

(1)	All ratios are presented on an annualized basis.
(2)
The sum of the 1999 quarterly earnings per share amounts do not equal the full year earnings per share by $.01 due to a change in weighted shares outstanding resulting from 1999 share repurchases and the 3-for-2 stock split paid in December 1999.

FOURTH QUARTER 2000 vs. 1999

Net income for the fourth quarter of 1999 increased to $19.4 million, or $.47 per diluted share, as compared to 1999 fourth quarter net income of $18.1 million, or $0.44 per diluted share, representing an increase on a per diluted shared basis of 6.8%. Performance for the fourth quarter 2000 resulted in annualized returns on average equity and assets of 18.3% and 1.31%, respectively, as compared to returns of 19.5% and 1.31% for the like quarter of 1999.

Interest income increased $13,402, or 14.1%, for the fourth quarter 2000 as compared to the year ago like quarter. The increase is largely attributable to loan growth in quarterly average loans and loans at December 31, 2000 over prior year levels of 13.8% and 14.9%, respectively, with growth being experienced in all loan categories, exclusive of residential mortgages.

During fourth quarter 2000 First Midwest continued to focus on core deposit generation, thereby reducing its reliance on higher cost wholesale funding. Average core deposits for the quarter grew 5.5% as compared to fourth quarter 1999 while average core deposits for full year 2000 grew 2.4% over 1999 levels. Average wholesale funding, meanwhile, dropped to $1.15 billion in fourth quarter 2000 from an average of $1.3 billion for the prior three quarters of the year.

Notwithstanding the richer asset mix resulting from the year’s strong loan growth and the funding cost reductions related to the core deposit growth and reduction in wholesale funding discussed above, fully taxable net interest income in fourth quarter 2000 declined 2.1% on a linked-quarter basis and 3.8% from fourth quarter 1999. The drop in net interest margin which began in the third quarter of 1999 has decelerated with fourth quarter 2000 showing only a 5 basis point decline from third quarter 2000 as contrasted to declines of 18, 12 and 10 (or a combined 40) basis points shown in the third, second and first quarters of 2000, respectively.

The provision for loan losses of $1,995 recorded during fourth quarter 2000 exceeded both the quarter's net charge-offs and the provision recorded in fourth quarter 1999 resulting in a ratio of reserve for loan losses to total loans at year-end 2000 of 1.39%, which was consistent with the levels maintained throughout the year and appropriate to the loan growth experienced in 2000.

Total noninterest income for fourth quarter 2000 grew 9.4% over 1999's like quarter. Factoring out mortgage banking revenues (which were eliminated incident to the realignment of residential mortgage banking operations in the second quarter of 2000), total noninterest income for the fourth quarter 2000 increased over 1999 levels by 16.8%. Furthermore, the three major categories of service charges and fees increased for the quarter by 17.6% over the 1999 like quarter. The significant improvement realized in noninterest income during 2000 was the direct result of a variety of initiatives put in place during 1999. Although the benefits of these initiatives are expected to continue, First Midwest anticipates that the levels of increase next year will moderate in 2001.

Noninterest expenses for fourth quarter 2000 continued to be well controlled and declined 6.1% as compared to fourth quarter 1999 following declines of 5.8% and 1.5% in third quarter and second quarter 2000, respectively. The reduction in noninterest expenses for the current quarter is related to both the residential mortgage banking realignment described above (which saw the elimination of approximately 100 full-time equivalent positions) as well as First Midwest's enhanced expense control practices.

FORWARD LOOKING STATEMENTS

The preceding "Business", "Legal Proceeding" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-K contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents First Midwest's expectations and beliefs concerning future events including, without limitation, the following: the Company's efforts in retaining and expanding its customer base and differentiating it from its competition; the FDIC insurance premium assessments for 2001; the impact from liabilities arising from legal proceedings on its financial condition; the impact of interest rates in general on the volatility of its net interest income; the impact of policy guidelines and strategies on net interest income based on future interest rate projections; the ability to provide funding sources for both the Bank and the Parent Company; the payment of future dividends based upon Company performance and prospects; the impact of portfolio diversification and the real estate lending practices on future levels of loan losses; the effect of loan growth generally on the improvement in net interest income; and the assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business-related risks and uncertainties effecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitation, the following: dynamics of the markets served in terms of competition from traditional and nontraditional financial service providers can effect both the funding capabilities of the Company in terms of deposit garnering as well as the ability to compete for loans and generate the higher yielding assets necessary to improve net interest income; future legislation and actions by the Federal Reserve Board may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates and operational limitations; significant fluctuations in market interest rates may affect the ability to reinvest proceeds from the maturities and prepayments on certain categories of securities and affect the overall yield of the portfolio; business expansion activities and other efforts to retain customers may increase the need for staffing and the resulting personnel expense in future periods; and deviations from the assumptions used to evaluate the appropriate level of the reserve for loan losses as well as future purchases and sales of loans may affect the appropriate level of the reserve for loan losses and thereby affect the future levels of provisioning.

Accordingly, results actually achieved may differ materially from expected results in these statements. First Midwest does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE
DISCLOSURES ABOUT MARKET RISK

Discussions regarding qualitative and quantitative disclosures about market risk is located starting on page 16 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION
(Amounts in thousands)

	December 31,
	2000	1999
Assets
Cash and due from banks	$ 166,423	$ 155,407
Federal funds sold and other short-term investments	18,070	1,566
Mortgages held for sale	5,438	12,215
Securities available for sale, at market value	2,130,148	2,033,247
Securities held to maturity, at amortized cost (market value 2000 — $85,517 and 1999—$44,244)	84,797	43,543
Loans, net of unearned discount	3,233,196	2,962,487
Reserve for loan losses	(45,093)	(42,645)

Net loans	3,188,103	2,919,842
Premises furniture and equipment	81,840	80,408
Accrued interest receivable	41,589	43,181
Investment in corporate owned life insurance	126,860	105,343
Other assets	63,216	116,836

Total assets	$5,906,484	$5,511,588

Liabilities
Demand deposits	$ 705,404	$ 663,306
Savings deposits	447,455	479,618
NOW accounts	450,503	451,269
Money market deposits	535,391	465,354
Time deposits	2,113,452	1,941,636

Total deposits	4,252,205	4,001,183
Borrowed funds	1,145,872	1,077,732
Accrued interest payable	20,568	21,722
Other liabilities	41,116	41,690

Total liabilities	5,459,761	5,142,327

Stockholders’ equity
Preferred stock, no par value; 1,000 shares authorized, none issued	—	—
Common stock, $.01 par value; authorized 60,000 shares; issued 45,548 shares; Outstanding: 2000—40,866 shares; 1999—41,113 shares	455	455
Additional paid-in capital	78,269	81,845
Retained earnings	487,878	442,711
Accumulated other comprehensive loss, net of tax	(7,039)	(49,072)
Treasury stock, at cost; 2000—4,682 shares and 1999—4,435 shares	(112,840)	(106,678)

Total stockholders’ equity	446,723	369,261

Total liabilities and stockholders’ equity	$5,906,484	$5,511,588

See notes to consolidated financial statements.
FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years ended December 31,
	2000	1999	1998
Interest Income
Loans	$278,907	$233,744	$259,495
Securities:
Available for sale—taxable	114,779	97,061	78,986
Available for sale—nontaxable	23,442	23,626	9,918
Held to maturity—taxable	1,620	1,418	1,451
Held to maturity—nontaxable	1,245	1,464	8,526

Total interest on securities	141,086	123,569	98,881
Federal funds sold and other short-term investments	1,524	3,966	6,221

Total interest income	421,517	361,279	364,597

Interest Expense
Savings deposits	9,158	9,969	13,696
NOW accounts	9,367	8,234	9,798
Money market deposits	21,712	16,482	19,241
Time deposits	115,650	94,492	103,477
Borrowed funds	76,019	39,438	30,804

Total interest expense	231,906	168,615	177,016

Net interest income	189,611	192,664	187,581
Provision for loan losses	9,094	5,760	5,542

Net interest income after provision for loan losses	180,517	186,904	182,039

Noninterest Income
Service charges on deposit accounts	21,341	18,720	17,100
Trust and investment management fees	10,671	10,135	9,134
Other service charges, commissions, and fees	16,282	11,825	10,197
Mortgage banking revenues	395	5,646	8,535
Corporate owned life insurance income	6,517	5,209	3,135
Security gains, net	1,238	97	1,657
Other income	6,754	6,702	5,704

Total noninterest income	63,198	58,334	55,462

Noninterest Expense
Salaries and wages	59,528	63,697	63,268
Retirement and other employee benefits	16,179	15,318	14,026
Occupancy expense of premises	13,635	13,366	12,039
Equipment expense	7,900	8,479	8,354
Technology and related costs	10,894	10,113	9,846
Professional services	7,671	8,527	7,849
Advertising and promotions	3,859	3,822	4,576
Acquisition charges	—	—	16,148
Other expenses	24,750	26,487	22,696

Total noninterest expense	144,416	149,809	158,802

Income before income tax expense	99,299	95,429	78,699
Income tax expense	23,759	24,520	23,995

Net income	$ 75,540	$ 70,909	$ 54,704

Per Share Data
Basic earnings per share	$ 1.84	$ 1.68	$ 1.24
Diluted earnings per share	$ 1.83	$ 1.67	$ 1.22
Weighted average shares outstanding	41,051	42,135	43,996
Weighted average diluted shares outstanding	41,283	42,457	44,705

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 1997	$455	$86,976	$375,117	$ (14,840)	$ 12,011	$459,719
Comprehensive Income:
Net income	—	—	54,704	—	—	54,704
Other comprehensive income, net of tax:
Unrealized (losses) on securities, net of reclassification adjustment	—	—	—	—	(2,136)	(2,136)

Total comprehensive income						52,568
Dividends declared ($.61 per share)	—	—	(24,829)	—	—	(24,829)
Cash dividends paid be acquiree prior to Combination	—	—	(2,715)		—	(2,715)
Purchase of treasury stock	—	(1,081)	9	(34,362)	—	(35,434)
Treasury stock issued to (purchased for) benefit plans	—	88	—	1,409	—	1,497
Exercise of stock options	—	(123)	(2,840)	5,103	—	2,140
Fair value adjustment to treasury stock held in grantor trust	—	29	—	(77)	—	(48)

Balance at December 31, 1998	455	85,889	399,446	(42,767)	9,875	452,898
Comprehensive Income:
Net income	—	—	70,909	—	—	70,909
Other comprehensive income, net of tax:
Unrealized (losses) on securities, net of Reclassification adjustment	—	—	—	—	(58,947)	(58,947)

Total comprehensive income						11,962
Dividends declared ($.66 per share)	—	—	(27,644)	—	—	(27,644)
Purchase of treasury stock	—	—	—	(70,043)	—	(70,043)
Treasury stock issued to (purchased for) benefit plans	—	(14)	—	413	—	399
Exercise of stock options	—	(4,050)	—	5,770	—	1,720
Fair value adjustment to treasury Stock held in grantor trust	—	20	—	(51)	—	(31)

Balance at December 31, 1999	455	81,845	442,711	(106,678)	(49,072)	369,261
Comprehensive Income:
Net income	—	—	75,540	—	—	75,540
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	42,033	42,033

Total comprehensive income						117,573
Dividends declared ($.74 per share)	—	—	(30,373)	—		(30,373)
Purchase of treasury stock	—	—	—	(12,195)	—	(12,195)
Treasury stock issued to (purchased for) benefit plans	—	(1)	—	(217)	—	(218)
Exercise of stock options	—	(3,569)	—	6,228	—	2,659
Fair value adjustment to treasury stock held in grantor trust	—	(6)	—	22	—	16

Balance at December 31, 2000	$455	$78,269	$487,878	$(112,840)	$(7,039)	$446,723

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years ended December 31,
	2000	1999	1998
Operating Activities
Net income	$ 75,540	$ 70,909	$ 54,704
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	9,094	5,760	5,542
Depreciation of premises, furniture, and equipment	8,696	8,988	8,875
Net (accretion) amortization of (discount) premium on securities	(3,598)	74	12,078
Net (gains) on sales of securities	(1,238)	(97)	(1,657)
Net (gains) on sales of other real estate owned	(481)	(618)	(561)
Net (gains) on sales of premises, furniture, and equipment	(11)	(615)	(454)
Net loss on sale of mortgage servicing rights	222	—	—
Net pension cost	2,208	1,922	1,613
Tax benefit from employee exercises of nonqualified stock options	715	571	1,779
Net (increase) decrease in deferred income taxes	(2,642)	3,296	(1,448)
Net amortization of goodwill and other intangibles	3,034	3,034	3,759
Originations and purchases of mortgage loans held for sale	(103,907)	(445,179)	(552,081)
Proceeds from sales of mortgage loans held for sale	110,684	508,199	503,703
Net (increase) in corporate owned life insurance	(21,517)	(5,208)	(100,135)
Net decrease (increase) in accrued interest receivable	1,592	(6,819)	(1,472)
Net (decrease) increase in accrued interest payable	(1,154)	4,477	(1,690)
Net decrease (increase) in other assets	3,090	4,920	(21,605)
Net (decrease) increase in other liabilities	(3,782)	(2,873)	2,029

Net cash provided (used) by operating activities	76,545	150,741	(87,021)

Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	206,408	433,469	1,668,965
Proceeds from sales	544,459	380,216	823,029
Purchases	(774,031)	(964,329)	(2,770,758)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	10,037	11,229	15,529
Purchases	(51,286)	(5,921)	(11,293)
Net increase in loans	(281,098)	(309,691)	124,706
Proceeds from sales of other real estate owned	4,044	5,692	5,177
Proceeds from sales of premises, furniture, and equipment	837	1,239	363
Purchases of premises, furniture, and equipment	(10,994)	(11,852)	(10,787)
Proceeds from sale of mortgage servicing rights	22,564	—	—

Net cash used by investing activities	(329,060)	(459,948)	(155,069)

Financing Activities
Net increase (decrease) in deposit accounts	251,022	(49,268)	115,033
Net increase in borrowed funds	68,140	453,833	140,298
Purchase of treasury stock	(12,195)	(70,043)	(35,434)
Proceeds from issuance of treasury stock	7	610	1,585
Cash dividends paid	(29,598)	(27,208)	(25,103)
Exercise of stock options	2,659	1,720	2,140

Net cash provided by financing activities	280,035	309,644	198,519

Net increase (decrease) in cash and cash equivalents	27,520	437	(43,571)
Cash and cash equivalents at beginning of period	156,973	156,536	200,107

Cash and cash equivalents at end of period	$ 184,493	$ 156,973	$ 156,536

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - First Midwest Bancorp, Inc. ("First Midwest" or the "Company") is a Delaware corporation that was incorporated in 1982, began operations on March 31, 1983 and was formed through an exchange of common stock. First Midwest, the third largest Illinois based publicly-traded banking company, has operations primarily located in Northern Illinois with approximately 86% of its banking assets in the suburban metropolitan Chicago area. First Midwest is engaged in commercial and retail banking and offers a broad array of lending, depository and related financial services tailored for individual, commercial and industrial and governmental customers. Additionally, First Midwest offers trust, investment management, mortgage banking and insurance services in the same markets served by its banking operations.

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

Securities - Securities which Management believes could be sold prior to maturity in order to manage interest rate risk, prepayment or liquidity risk are classified as securities available for sale and are carried at fair market value with unrealized gains and losses reported in Accumulated Other Comprehensive Income. Held to maturity securities, which include any security for which First Midwest has the positive intent and ability to hold until maturity, are valued at historical cost adjusted for amortization of premium and accretion of discount computed principally using the interest method, adjusted for actual prepayments, if any. A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a charge to earnings thereby establishing a new cost basis for such security. Gain or loss on the sale of securities is determined based on the adjusted cost of the specific security sold. First Midwest has no trading account securities.

Loans - Loans are carried at the principal amount outstanding, net of unearned discount, including certain net deferred loan origination fees. Residential real estate mortgage loans held for sale are carried at the lower of aggregate cost or market value. Unearned discount on certain consumer installment loans is credited to income over the term of the loan using the level yield method. Interest income on loans is accrued based on principal amounts outstanding. Loan and lease origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans or commitments as a yield adjustment.

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

Long-lived assets to be held and those to be disposed of and certain intangibles are evaluated for impairment using the guidance provided by Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

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

Derivative Financial Instruments - As part of managing First Midwest's interest rate risk, derivative financial instruments are used to hedge market values and to alter the cash flow characteristics of certain on-balance sheet assets and liabilities. The derivative financial instruments used to manage interest rate risk consist of interest rate swaps. The derivative instruments used to manage interest rate risk are linked with a specific asset or liability or a group of related assets or liabilities at the inception of the derivative contract and have a high degree of correlation with the associated balance sheet item during the hedge period. Net interest income or expense on derivative contracts used for interest rate risk management is accrued to the income or expense related to the asset or liability, or group, being hedged. Realized gains and losses on contracts, either settled or terminated, are deferred and are recorded as either an adjustment to the carrying value of the related on-balance sheet asset or liability or are amortized into interest income or expense over either the remaining original life of the derivative instrument or the expected life of the associated asset or liability. Unrealized gains or losses on these contracts are not recognized on the balance sheet. First Midwest does not hold or issue derivative financial instruments for trading purposes.

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

Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding plus all potential common shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. First Midwest's potential common shares represent shares issuable under its long-term incentive compensation plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

Stock-Based Compensation - Pursuant to FASB No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based compensation plans, First Midwest has elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board ("APB") Opinion 25 and related interpretations. Under APB 25, no compensation expense is recognized as the exercise price of First Midwest's stock options is equal to the fair market value of its common stock on the date of the grant. Accordingly, pro forma net income, pro forma earnings per share, and stock-based compensation plan disclosure requirements as set forth in FASB No. 123 are presented in Note 14 Stock Option Plans.

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

Comprehensive Income - Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. First Midwest includes unrealized gains or losses, net of tax, on securities available for sale in other comprehensive income.

Segment Disclosures - Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. First Midwest's chief operating decision maker evaluates the operations of the Company as one operating segment, commercial banking, due to the materiality of the commercial banking operation to the Company's financial condition and results of operations, taken as a whole, and as a result separate segment disclosures are not required. First Midwest offers the following products and services to external customers: deposits, loans and trust services. Revenues for each of these products and services are disclosed separately in the Consolidated Statements of Income.

Recent Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities - In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FASB Nos. 137 and 138 in June 1999 and June 2000, respectively. The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. FASB No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives that are considered to be effective, as defined, will either offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or will be recorded in other comprehensive income until the hedged item is recorded in earnings. Any portion of a change in a derivative's fair value that is considered to be ineffective, as defined, may have to be immediately recorded in earnings. The effective date for adoption by First Midwest will be January 1, 2001. The adoption of FASB No. 133 did not have a material impact on the financial position or results of operations of the Company.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - In September 2000, FASB issued Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“FASB No. 140”) that replaces, in its entirety, FASB Statement No. 125. Although FASB No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required, the Company will apply the new rules prospectively to transactions beginning in the second quarter of 2001. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on its financial statements.

2.    SECURITIES

The aggregate amortized cost, gross unrealized gains and losses, and market value of securities as of December 31 were as follows:

	2000				1999
	Amortized Cost	Gross Unrealized		Market Value	Amortized Cost	Gross Unrealized		Market Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury	$ 602	$ 2	$ —	$ 604	$ 2,136	$ 1	$ (5)	$ 2,132
U.S. Agency	423,211	546	(1,068)	422,689	644,151	309	(7,542)	636,918
Mortgage-backed	1,172,187	5,648	(11,311)	1,166,524	943,949	611	(40,038)	904,522
State and Municipal	480,730	6,202	(8,413)	478,519	488,793	1,150	(31,676)	458,267
Other	64,958	102	(3,248)	61,812	34,664	23	(3,279)	31,408

Total	$2,141,688	$12,500	$(24,040)	$2,130,148	$2,113,693	$2,094	$(82,540)	$2,03 3,247

Securities Held to Maturity
U.S. Treasury	$ 1,821	$ 17	$ —	$ 1,838	$ 1,120	$ —	$ —	$ 1,120
U.S. Agency	75	—	(1)	74	401	—	—	401
State and Municipal	60,392	709	(5)	61,096	20,619	729	(28)	21,320
Other	22,509	—	—	22,509	21,403	—	—	21,403

Total	$ 84,797	$ 726	$ (6)	$ 85,517	$ 43,543	$ 729	$ (28)	$ 44,244

The amortized cost and market value of securities as of December 31, 2000, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
One year or less	$ 236,283	$ 235,700	$ 5,865	$ 5,873
One year to five years	476,416	467,901	12,035	12,497
Five years to ten years	618,437	554,783	27,215	27,318
After ten years	810,552	871,764	39,682	39,829

Total	$2,141,688	$2,130,148	$84,797	$85,517

The following table presents proceeds from sales of securities and the components of net security gains for the years ended December 31:

	2000	1999	1998
Proceeds from sales	$544,459	$380,216	$823,029
Gross realized gains	$ 2,659	$ 2,597	$ 10,062
Gross realized losses	(1,421)	(2,500)	(8,405)

Net realized gains	$ 1,238	$ 97	$ 1,657

Income taxes on net realized gains	$ 483	$ 38	$ 625

The carrying value of securities available for sale, securities held to maturity and securities purchased under agreements to resell, which were pledged to secure deposits and for other purposes as permitted or required by law at December 31, 2000 and 1999 totaled $1,842,233 and $1,758,761, respectively.

Excluding securities issued by the U.S. Government and its agencies and corporations, there were no investments in securities from one issuer that exceeded 10% of consolidated stockholders’ equity on December 31, 2000 or 1999.

3.    LOANS

The composition of the loan portfolio at December 31, 2000 and 1999 was as follows:

	2000	1999
Commercial and industrial	$ 788,443	$ 714,305
Agricultural	67,736	56,852
Consumer	924,189	847,997
Real estate—1-4 family	250,635	253,268
Real estate—commercial	900,781	834,852
Real estate—construction	272,647	189,018
Other	28,765	66,195

Total loans, net of unearned discount	$3,233,196	$2,962,487

First Midwest concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are garnered in the same market areas. As a result, First Midwest strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. As of December 31, 2000 and 1999, there were no significant loan concentrations with any single borrower, industry or geographic segment.

It is the policy of First Midwest to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral to obtain prior to making a loan. The type of collateral, when required, will vary in ranges from liquid assets to real estate. The Company’s access to collateral, in the event of borrower default, is assured through adherence to state lending laws and the Company’s lending standards and credit monitoring procedures.

The following table summarizes the book value of loans that were pledged to secure deposits and for other purposes as required or permitted by law at December 31, 2000 and 1999:

	2000	1999
Loans Pledged to Secure:
Deposits	$ 53,577	$ 66,657
Federal Home Loan Bank Advances	188,333	250,000

Total	$241,910	$316,657

4.    RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

A summary of the transactions in the reserve for loan losses and details regarding impaired loans follows for the years ended December 31:

	2000	1999	1998
Balance at beginning of period	$42,645	$43,290	$46,965
Loans charged-off	(9,149)	(9,141)	(12,955)
Recoveries of loans previously charged-off	2,503	2,736	3,738

Net loans charged-off	(6,646)	(6,405)	(9,217)
Provision for loan losses	9,094	5,760	5,542

Balance at end of period	$45,093	$42,645	$43,290

Impaired loans:
With valuation reserve required (1)	$2,206	$348	$325
With no valuation reserve required	12,145	16,193	15,890

Total impaired loans	$14,351	$16,541	$16,215

Valuation reserve related to impaired loans	$667	$333	$232
Average impaired loans	$15,433	$15,544	$15,552
Interest income recognized on impaired loans	$—	$—	$52

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.

5.    MORTGAGE SERVICING RIGHTS

During 2000, First Midwest sold its $1.8 billion loan servicing portfolio and related mortgage servicing rights. The changes in capitalized mortgage servicing rights and the sale are summarized as follows for the years ended December 31:

	2000	1999	1998
Balance at beginning of year	$22,924	$15,006	$9,529
Amount capitalized	15	5,007	9,671
Amortization	(299)	(3,789)	(4,047)
Hedge value	128	6,858	(346)
Change in valuation allowance	3	41	—
Sales	(22,771)	—	—
Other	—	(199)	199

Balance at end of year	$—	$22,924	$15,006

Fair value	$—	$22,958	$16,113
Valuation allowance	$—	$202	$243

6.    PREMISES, FURNITURE, AND EQUIPMENT

Premises, furniture, and equipment at December 31 are summarized as follows:

	2000	1999
Land	$23,509	$23,310
Premises	85,547	81,597
Furniture and equipment	55,873	51,410

Total cost	164,929	156,317
Accumulated depreciation	(83,089)	(75,909)

Net book value	$81,840	$80,408

Depreciation expense on premises, furniture and equipment for the years 2000, 1999 and 1998 totaled $8,696, $8,988, and $8,875, respectively.

Operating Leases

At December 31, 2000, the Company and its subsidiaries were obligated under certain noncancellable operating leases for premises and equipment which expire at various dates through the year 2017. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2000, have initial or remaining noncancellable lease terms in excess of one year.

Total
Year ended December 31,
2001	$1,587
2002	1,436
2003	1,217
2004	1,172
2005	630
2006 and thereafter	900

Total minimum lease payments	$6,942

Rental expense charged to operations in 2000, 1999 and 1998, amounted to approximately $2,248, $2,239, and $2,115, respectively, including amounts paid under short-term cancelable leases. Occupancy expense has been reduced by rental income from premises leased to others in the amount of $232 in 2000, $238 in 1999 and $249 in 1998.

7.    INTANGIBLE ASSETS

The following is a summary of intangible assets which are included in other assets in the consolidated statements of condition at December 31:

	2000	1999
Intangibles from acquisitions:
Goodwill	$18,557	$20,716
Core deposit premiums	1,839	2,644
Other identified intangibles	276	345
Mortgage servicing rights	—	22,924

Total intangible assets	$20,672	$46,629

At December 31, 2000, the average remaining life of unamortized goodwill was 8 years.

8.    DEPOSITS

The following is a summary of deposits at December 31:

	2000	1999
Demand deposits	$705,404	$663,306
Savings deposits	447,455	479,618
NOW accounts	450,503	451,269
Money market deposits	535,391	465,354
Time deposits less than $100	1,382,777	1,302,442
Time deposits of $100 or more	730,675	639,194

Total deposits	$4,252,205	$4,001,183

The scheduled maturities of time deposits as of December 31, 2000, for the years 2001 through 2005 and thereafter, were $1,771,383, $244,719, $80,912, $10,147, and $6,291, respectively.

9.    BORROWED FUNDS

The following is a summary of other borrowed funds and rates for the years ended December 31:

	2000		1999		1998
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year end:
Securities sold under agreements to repurchase	$911,872	6.37	$788,432	5.61	$457,103	4.56
Federal funds purchased	124,000	6.43	133,000	5.44	40,000	4.53
Federal Home Loan Bank advances	110,000	6.90	150,000	5.46	100,000	5.14
Other borrowed funds	—	—	6,300	6.96	26,796	5.56

Total borrowed funds	$1,145,872	6.43	$1,077,732	5.58	$623,899	4.70

Average for the year:
Securities sold under agreements to repurchase	$1,006,133	6.08	$605,527	4.89	$451,620	5.09
Federal funds purchased	84,582	6.42	38,348	5.23	27,974	5.39
Federal Home Loan Bank advances	149,426	6.30	142,603	5.15	108,384	5.28
Other borrowed funds	399	6.77	7,794	5.93	9,652	6.19

Total borrowed funds	$1,240,540	6.13	$794,272	4.97	$597,630	5.15

Maximum month-end balance:
Securities sold under agreements to repurchase	$1,162,484		$844,534		$555,778
Federal funds purchased	170,000		133,000		92,000
Federal Home Loan Bank advances	180,000		170,000		160,000
Other borrowed funds	5,000		16,801		29,906

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated statements of condition. Repurchase agreements are secured by U.S. Treasury and U.S. Agency securities which are held in third party pledge accounts. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2000, First Midwest did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties which exceed 10% of stockholders’ equity.

Federal Home Loan Bank (“FHLB”) advances are secured by FHLB stock and qualifying residential mortgages. FHLB advances mature as follows:

Advance Amount	Maturity	Callable
$ 50,000	Jan. 16, 2001	January 16, 2001
30,000	Jan. 31, 2001	January 31, 2001
30,000	Mar. 20, 2002	March 2001 and quarterly thereafter

$110,000

Other borrowed funds consist of term federal funds purchased, treasury tax and loan deposits, and short-term credit arrangements with unaffiliated banks and are generally repaid within 30 to 90 days from the transaction date. None of First Midwest’s borrowings have any related compensating balance requirements which restrict the usage of Company assets.

Exclusive of certain correspondent bank and Federal Reserve Bank discount borrowing facilities, First Midwest had $735 million of unused short-term credit lines available for use at December 31, 2000.

10.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2000	1999	1998
Basic earnings per share:
Net income	$75,540	$70,909	$54,704
Average common shares outstanding	41,051	42,135	43,996
Basic earnings per share	$ 1.84	$ 1.68	$ 1.24
Diluted earnings per share:
Net income	$75,540	$70,909	$54,704
Average common shares outstanding	41,051	42,135	43,996
Dilutive effect of stock options	232	322	709

Diluted average common shares outstanding	41,283	42,457	44,705

Diluted earnings per share	$ 1.83	$ 1.67	$ 1.22

11.    COMPREHENSIVE INCOME

          The following table summarizes reclassification adjustments and the related income tax effect to the components of other comprehensive income for years ended December 31:

	2000	1999	1998
Unrealized holding gains (losses) on available for sale securities arising during the period:
Unrealized net gains (losses)	$ 70,152	$(96,748)	$(2,483)
Related tax (expense) benefit	(27,359)	37,736	1,030

Net after tax unrealized gains (losses) on available for sale securities	42,793	(59,012)	(1,453)

Less: Reclassification adjustment for net gains (losses) realized during the period:
Realized net gains (losses) on sales of available for sale securities	1,246	(107)	1,119
Related tax (expense) benefit	(486)	42	(436)

Net after tax reclassification adjustment	760	(65)	683

Total other comprehensive income (loss)	$ 42,033	$(58,947)	$(2,136)

Provided below is the change in accumulated other comprehensive income for the years ended December 31:

	2000	1999	1998
Beginning balance	$(49,072)	$ 9,875	$12,011
Current year change	42,033	(58,947)	(2,136)

Ending balance	$ (7,039)	$(49,072)	$ 9,875

12.    RETIREMENT PLANS

A summary of the First Midwest retirement plans, including the funding policies and benefit information, is presented below:

First Midwest Savings and Profit Sharing Plan (“Profit Sharing Plan”)—The Profit Sharing Plan covers substantially all full-time employees, provides for retirement benefits based upon vesting requirements with full vesting after 7 years and allows for contributions by participants of up to 10% of defined compensation on a tax sheltered basis under the provisions of Section 401 of the Internal Revenue Code.

First Midwest provides a matching contribution to the Profit Sharing Plan of 2% of defined compensation of the contributing participants and a discretionary contribution of up to an additional 6%, based upon both individual Affiliate performance and the overall consolidated performance of First Midwest.

First Midwest Pension Plan (“Pension Plan”)—The Pension Plan covers substantially all full-time employees, is noncontributory, and provides for retirement benefits based upon years of service and compensation levels of the participants. Actuarially determined pension costs are charged to current operations.

The following table summarizes the Pension Plan’s costs and obligations to participants for the years ended December 31:

	2000	1999
Change in benefit obligation:
Projected benefit obligation at beginning of year	$12,686	$14,855
Service cost	2,236	2,244
Interest cost	1,149	942
Actuarial losses/(gains)	2,331	(3,244)
Benefits paid	(1,892)	(2,111)

Projected benefit obligation at end of year	$16,510	$12,686

Change in plan assets:
Fair value of plan assets at beginning of year	$12,709	$13,387
Actual return on plan assets	48	657
Employer contributions	2,071	776
Benefits paid	(1,892)	(2,111)

Fair value of plan assets at end of year	$12,936	$12,709

Reconciliation of funded status:
(Under)/Over funded	$ (3,574)	$ 23
Unrecognized transition obligation (asset)	—	(5)
Unamortized prior service cost	(97)	(177)
Unrecognized net actuarial losses/(gains)	783	(2,591)

Net accrued benefit cost recognized	$ (2,888)	$ (2,750)

Amounts recognized in the consolidated statements of condition consist of:
Accrued benefit liability	$ (2,888)	$ (2,750)

Net accrued benefit cost recognized	$ (2,888)	$ (2,750)

	Years ended December 31,
	2000	1999	1998
Components of net periodic benefit cost:
Service cost	$2,236	$2,244	$1,530
Interest cost	1,149	942	878
Expected return on plan assets	(1,091)	(967)	(1,021)
Recognized transition (asset)	(5)	(216)	(216)
Amortization of prior service cost	(81)	(81)	(81)
Settlements	—	—	(59)
Special termination benefits	—	—	582

Net periodic cost	$2,208	$1,922	$1,613

Weighted-average assumptions:
Discount rate	7.75%	7.75%	7.00%
Expected return on plan assets	9.00%	8.50%	8.00%
Rate of compensation increase	4.50%	4.50%	4.50%

The aggregate expense related to First Midwest’s retirement plans for the periods noted, included in retirement and other employee benefits in the accompanying consolidated statements of income, is summarized in the table below:

	Years ended December 31,
	2000	1999	1998
Profit Sharing Plan	$3,175	$2,784	$2,874
Pension Plan	2,208	1,922	1,613

Total	$5,383	$4,706	$4,487

At December 31, 2000, the Profit Sharing Plan held as investments 1,625 shares of First Midwest common stock, representing 4.0%, in aggregate, of the total shares outstanding at such date. Fair value of shares held by the Profit Sharing Plan at December 31, 2000 and dividends paid thereon during 2000 were $46,727 and $1,278, respectively.

13.    INCOME TAXES

Total income taxes (benefits) reported in the consolidated income statements for the years ended December 31, 2000, 1999 and 1998 include the following components:

	2000	1999	1998
Current tax expense (benefit):
Federal	$26,462	$21,597	$24,026
State	(61)	(373)	1,417

Total	26,401	21,224	25,443

Deferred tax expense (benefit):
Federal	(2,155)	2,705	(1,191)
State	(487)	591	(257)

Total	(2,642)	3,296	(1,448)

Total income tax expense	$23,759	$24,520	$23,995

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded. Deferred tax assets and liabilities as of December 31, 2000 and 1999 were as follows:

	2000	1999
Deferred tax assets:
Reserve for loan losses	$15,782	$14,890
Depreciable assets	946	782
Accrued retirement benefits	2,084	2,482
Acquisition charge	—	692
State tax benefits	2,028	1,711
Other	897	1,378

Total deferred tax assets	21,737	21,935

Deferred tax liabilities:
Mortgage servicing rights	—	(3,363)
Purchase accounting adjustments	(1,847)	(2,068)
Other	(2,855)	(2,111)

Total deferred tax liabilities	(4,702)	(7,542)

Net deferred tax assets	17,035	14,393
Tax effect of adjustment related to available for sale securities	4,545	31,424

Net deferred tax assets including adjustments	$21,580	$45,817

Deferred tax assets and liabilities are included in other assets and other liabilities, respectively, in the accompanying consolidated statements of condition. Management believes that it is more likely than not that the deferred tax assets will be fully realized, therefore no valuation allowance has been recorded as of December 31, 2000 or 1999.

The differences between the statutory federal income tax rate and the effective tax rate on income for the years ended December 31, 2000, 1999 and 1998 are as follows:

	2000	1999	1998
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax exempt income, net of interest expense disallowance	(7.9)%	(8.4)%	(7.9)%
State income tax, net of federal tax effect	(0.4)%	0.1%	1.0%
Other, net	(2.8)%	(1.0)%	2.4%

Effective tax rate	23.9%	25.7%	30.5%

As of December 31, 2000, 1999 and 1998, First Midwest’s retained earnings includes an appropriation for an acquired thrift’s tax bad debt reserves of approximately $2,480 for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings is distributed as a result of the liquidation of First Midwest or its Affiliates, federal and state income taxes would be imposed at the then applicable rates.

14.    STOCK OPTION PLANS

1989 Omnibus Stock and Incentive Plan (the “1989 Plan”)—In February 1989, the Board of Directors of First Midwest adopted the 1989 Plan which allows for the granting of both incentive and non-statutory (“nonqualified”) stock options, stock appreciation rights, restricted stock, performance units and performance shares to certain key employees. The total number of shares of First Midwest’s common stock available for awards under the 1989 Plan, as amended, may not exceed 3,145 of which 100 shares may be granted in restricted stock.

Since inception of the 1989 Plan, in February of each year certain key employees have been granted nonqualified stock options. The option exercise price is set at the fair market value of First Midwest common stock on the date the options are granted. All options have a term of ten years from the date of grant and vest over three years (subject to accelerated vesting in connection with death, disability or a change-in-control, as defined in the 1989 Plan) with 50% exercisable after two years from the date of grant and the remaining 50% exercisable three years after the grant date.

Nonemployee Directors Stock Option Plan (the “Directors Plan”)—During 1997, the Board of Directors of First Midwest adopted the Directors Plan which provides for the granting of nonqualified options for shares of common stock to nonmanagement Board members of the Company. A maximum of 225 nonqualified options for shares of common stock are available for grant under the Directors Plan. The timing, amounts, recipients and other terms of the option grants are determined by the provisions of, or formulas in, the Directors Plan. The exercise price of the options is equal to the fair market value of the common stock on the grant date. All options have a term of ten years from the date of grant and become exercisable one year from the grant date subject to accelerated vesting in the event of death, disability, or a change in control, as defined in the Directors Plan. Directors elected during the service year are granted options on a pro-rata basis to those granted to the directors at the start of the service year.

A summary of the nonqualified stock option transactions under the 1989 Plan and Directors Plan for the periods noted are as follows:

	Years ended December 31,
	2000		1999		1998
	Options	Average Exercise Price	Options	Average Exercise Price	Options	Average Exercise Price
Outstanding at beginning of year	1,479	$19.12	1,446	$16.25	2,091	$9.61
Granted	584	24.33	436	24.49	278	27.52
Cancelled	(138)	25.15	(91)	25.96	(23)	22.59
Exercised	(400)	15.66	(312)	11.32	(900)	6.19

Outstanding at end of year	1,525	21.48	1,479	19.12	1,446	15.79

Exercisable at end of year	634	$17.03	869	$15.07	926	$17.62

The following is a summary of options outstanding and exercisable at December 31, 2000:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Life (1)	Average Exercise Price	Number Exercisable	Average Exercise Price
$8.73—$15.20	410	3.5	$13.06	410	$13.06
$21.38—$23.00	491	8.5	22.63	111	21.38
$23.19—$27.13	398	7.7	24.70	92	26.41
$27.25—$30.72	226	5.7	28.54	21	29.98

Total	1,525	6.5	$21.48	634	$17.03

(1)	Average contractual life remaining in years.

The weighted average fair values of options at their grant date during 2000, 1999 and 1998 were $6.92, $6.16 and $9.02, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used in the model:

	2000	1999	1998
Risk-free interest rate	6.45%	5.42%	5.40%
Dividend yield	2.57%	2.34%	2.38%
Expected stock volatility	22%	21%	23%
Expected years until exercise	7.8	7.5	5.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. First Midwest’s stock options have characteristics significantly different from traded options and inasmuch as changes in the subjective input assumptions can materially affect the fair value estimate, in Management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

First Midwest accounts for the 1989 Plan and Directors Plan in accordance with ABP Opinion 25, as allowed under FASB No. 123, and, therefore, no compensation cost has been recognized in connection with nonqualified stock options granted in any year. Pursuant to FASB No. 123 disclosure requirements, pro forma net income and earnings per share are presented below as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods.

	Years ended December 31,
	2000	1999	1998
Net Income:
As reported	$75,540	$70,909	$54,704
Pro Forma	$74,150	$69,783	$54,059
Basic Earnings Per Share:
As reported	$ 1.84	$ 1.68	$ 1.24
Pro forma	$ 1.81	$ 1.66	$ 1.23
Diluted Earnings Per Share:
As reported	$ 1.83	$ 1.67	$ 1.22
Pro forma	$ 1.80	$ 1.64	$ 1.21

The pro forma amounts may not be indicative of the effect on reported net income and earnings per share for future years as current options vest over three years and additional grants are generally made each year.

15.    STOCKHOLDER RIGHTS PLAN

On February 15, 1989, the Board of Directors of First Midwest declared a dividend, paid March 1, 1989, of one right (“Right”) for each outstanding share of common stock of First Midwest held on record on March 1, 1989 pursuant to a Rights Agreement, dated February 15, 1989. The Rights Agreement was amended and restated on November 15, 1995 and again amended on June 18, 1997, to exclude an acquisition. As amended, each right entitles the registered holder to purchase from First Midwest one 1/100 of a share of Series A Preferred Stock for a price of $100, subject to adjustment. The Rights will be exercisable only if a person or group has acquired, or announces the intention to acquire, 10% or more of First Midwest’s outstanding shares of common stock. First Midwest is entitled to redeem the Rights at $0.01 per Right, subject to adjustment, at any time prior to the earlier of the tenth business day following the acquisition by any person or group of 10% or more of the outstanding shares of First Midwest common stock, or the expiration of the Rights in November, 2005.

As a result of the Rights distribution, 600 of the 1,000 shares of authorized preferred stock were reserved for issuance as Series A Preferred Stock.

16.    REGULATORY AND CAPITAL MATTERS

The principal source of cash flow for First Midwest Bancorp, Inc. (“parent company”) is dividends from its banking and other subsidiaries. Various Federal and state banking regulations and capital guidelines limit the amount of dividends that may be paid to the parent company by its banking subsidiaries. Future payment of dividends by the subsidiaries is dependent on individual regulatory capital requirements and levels of profitability. The amount of dividends the banking subsidiaries may declare without prior approval of regulatory agencies is limited to the banking subsidiaries net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years. Without prior regulatory approval, the banking subsidiaries can initiate aggregate dividend payments in 2001 of $27,398 million plus an additional amount equal to their net profits for 2001, as defined by statute, up to the date of any such dividend declaration. Since First Midwest is a legal entity, separate and distinct from its subsidiaries, the dividends of First Midwest are not subject to such bank regulatory guidelines.

First Midwest and First Midwest Bank, National Association (the “Bank”) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines, First Midwest and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require First Midwest and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2000, First Midwest and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the banking subsidiary must maintain minimum Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the Bank’s category.

The following table summarizes the actual capital ratios for First Midwest and its banking subsidiary, as well as those required to be categorized as adequately capitalized and well capitalized.

	First Midwest Actual		For Capital Adequacy Purposes		Well Capitalized for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31,2000:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$478,703	11.61%	$329,908	8.00%	$412,385	10.00%
First Midwest Bank, N.A	436,088	10.67	326,952	8.00	408,690	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	433,610	10.51	164,954	4.00	247,431	6.00
First Midwest Bank, N.A	390,995	9.57	163,476	4.00	245,214	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	433,610	7.36	176,773	3.00	294,621	5.00
First Midwest Bank, N.A.	390,995	6.67	175,891	3.00	293,152	5.00

As of December 31,1999:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	$437,951	11.32%	$309,604	8.00%	$387,005	10.00%
First Midwest Bank, N.A.	392,071	10.26	305,053	8.00	381,316	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	395,306	10.21	154,802	4.00	232,203	6.00
First Midwest Bank, N.A.	349,426	9.16	152,526	4.00	228,790	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc.	395,306	7.19	164,876	3.00	274,793	5.00
First Midwest Bank, N.A.	349,426	6.45	162,502	3.00	270,836	5.00

Under the provisions of the Federal Reserve Act, depository institutions are required to maintain certain average balances in the form of cash or noninterest-bearing balances with the Federal Reserve Bank. Average reserve balances aggregating $42,216 in 2000 were maintained in fulfillment of these requirements.

17.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, First Midwest is a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. All financial instruments are held or issued for purposes other than trading. These instruments include commitments to extend credit, standby letters of credit, commercial letters of credit (collectively “credit commitments”), recourse on assets sold and interest rate swap transactions. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of condition. The contract or notional amounts of these financial instruments at December 31 were as follows:

	2000	1999
Commitments to extend credit	$799,427	$773,688
Letters of credit:
Standby	71,425	51,481
Commercial	2,555	610
Recourse on assets sold	9,238	11,641
Interest rate swap contracts:
Receive fixed/pay floating	—	157,900
Receive floating/pay fixed	—	200,000

As of December 31, 2000, fixed and floating rate commitments to extend credit totaled $174,910 and $624,517, respectively. The amount of unused home equity lines of credit included in commitments to extend credit totaled $134,735 and $129,346 at December 31, 2000 and 1999, respectively.

Credit Commitments—Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by First Midwest to guarantee the performance of a customer to a third party. The letters of credit are generally issued in favor of a municipality where construction is taking place to ensure that the borrower adequately completes the construction. Commercial letters of credit are conditional guarantees of payment to a third party on behalf of a First Midwest customer who is generally involved in international business activity such as the importing of goods.

First Midwest’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit is represented by the contractual amount of those instruments. However, as First Midwest uses the same credit policies in making credit commitments as it does for on-balance sheet instruments, this exposure is minimized due to various collateral requirements in place.

Recourse on Assets Sold—First Midwest is obligated under recourse provisions related to the sale of certain loans. The contract amount of these loans was $9,238 at December 31, 2000 and $11,641 at December 31, 1999.

Interest Rate Swap Transactions—Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. First Midwest enters into interest rate swaps as part of its asset and liability management process. Credit exposure on the interest rate swaps is comprised of the aggregate net interest payable to First Midwest by the counterparty in addition to the aggregate unrealized gain on the interest rate swap position. First Midwest maintains a policy limiting credit exposure to any one counterparty to not more than 2.5% of consolidated stockholders’ equity. In addition, First Midwest’s interest rate swaps require the establishment of a mutual mark-to-market arrangement whereby cash collateral may be required to be on deposit with First Midwest and/or the agreement’s counterparty.

During 2000, First Midwest terminated its portfolio of interest rate swaps. The notional amount of these swaps totaled $756,900. The $1,944 gain resulting from early termination is being amortized over the remaining life of the swaps at time of termination. As of December 31, 1999, First Midwest had interest rate swaps with an aggregate notional amount totaling $357,900 in place, hedging various balance sheet categories.

Activity with respect to interest rate swap hedges was as follows for the years ended December 31:

	2000	1999	1998
Notional amount outstanding at beginning of year	$357,900	$467,600	$342,600
Additions	619,000	317,900	350,000
Maturities	(220,000)	(427,600)	(225,000)
Terminations	(756,900)	—	—

Notional amount outstanding at end of year	$—	$357,900	$467,600

At December 31:
Weighted average interest rate paid	—	5.97%	5.31%
Weighted average interest rate received	—	5.98%	5.82%
Weighted average maturity (in years)	—	0.71	0.11
Fair value	—	299	1,542

18.    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally accepted accounting principles require disclosure of the estimated fair values of certain financial instruments, both assets and liabilities on and off the balance sheet, for which it is practical to estimate the fair value. Because the estimated fair values provided herein exclude disclosure of the fair value of certain other financial instruments and all non-financial instruments, any aggregation of the estimated fair value amounts presented would not represent the underlying value of First Midwest. Examples of non-financial instruments having significant value include core deposit intangibles, the future earnings potential of significant customer relationships, and the value of First Midwest’s trust company operations and other fee-generating businesses. In addition, other significant assets including property, plant and equipment and goodwill are not considered financial instruments and therefore have not been valued.

Various methodologies and assumptions have been utilized in Management’s determination of the estimated fair value of First Midwest’s financial instruments which are detailed below. The fair value estimates are made at a discrete point in time based upon relevant market information. Because no market exists for a significant portion of these financial instruments, fair value estimates are based on judgments regarding future expected economic conditions and loss experience and risk characteristics of the financial instruments. These estimates are subjective, involve uncertainties and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used in estimating the fair value of financial instruments:

Short-Term Financial Assets and Liabilities—For financial instruments with a short or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, funds sold and other short-term investments, mortgages held for sale, corporate owned life insurance, accrued interest receivable, certain deposits (demand, NOW, savings and money market), and accrued interest payable.

Securities Available for Sale and Held to Maturity—The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans—The fair value of loans was estimated using present value techniques by discounting the future cash flows of the remaining maturities of the loans. The discount rate was based on the U.S. Treasury securities yield curve, with rate adjustments for prepayment, liquidity and credit risk. The primary impact of credit risk on the present value of the loan portfolio, however, was accommodated through the use of the reserve for loan losses, which is believed to represent the current fair value of all possible future losses for purposes of the fair value calculation.

Deposit Liabilities—The fair value of fixed-maturity certificates of deposits were estimated using a discounted cashflow analysis that applies interest rates currently being offered for deposits of similar remaining maturities.

Borrowed Funds—The fair value of repurchase agreements is estimated by discounting the agreements based on maturities using the rates currently offered for repurchase agreements of similar remaining maturities. The carrying amounts of funds purchased, Federal Home Loan Bank advances and other borrowed funds approximate their fair value due to their short-term nature.

Interest Rate Swaps—The fair value of interest rate swaps is the estimated amount that First Midwest would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the swap counterparties.

Future Contracts—The fair value of futures contracts is the estimated amount that First Midwest would receive or pay to terminate the hedge at the reporting date.

Commitments—Given the limited interest rate exposure posed by the commitments outstanding at year-end due to their general variable nature, coupled with the general short-term nature of the commitment periods entered into, termination clauses provided in the agreements, and the market rate of fees charged, First Midwest has not estimated the fair value of commitments outstanding and believes that, if measured, the resulting fair value would be immaterial.

The carrying amount and estimated fair value of First Midwest’s financial instruments at December 31, 2000 and 1999 are as follows:

	2000		1999
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$166,423	$166,423	$155,407	$155,407
Funds sold and other short-term investments	18,070	18,074	1,566	1,566
Mortgages held for sale	5,438	5,438	12,215	12,215
Securities available for sale	2,130,148	2,130,148	2,033,247	2,033,247
Securities held to maturity	84,797	85,517	43,543	44,244
Loans, net of reserve for loan losses	3,188,103	3,164,763	2,919,842	2,865,989
Accrued interest receivable	41,589	41,589	43,181	43,181
Investment in corporate owned life insurance	126,860	126,860	105,343	105,343

Financial Liabilities:
Deposits	$4,252,205	$4,019,529	$4,001,183	$3,992,845
Borrowed funds	1,145,872	1,146,435	1,077,732	1,078,823
Accrued interest payable	20,568	20,568	21,722	21,722

Off-Balance Sheet Financial Instruments:
Interest rate swaps	$—	$—	$—	$299
Future contracts	—	—	—	247

19.    SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosures to the consolidated statements of cash flows for the three years ended December 31 are as follows:

	2000	1999	1998
Income taxes paid	$29,054	$19,984	$23,016
Interest paid to depositors and creditors	233,060	164,138	178,894
Non-cash transfers of loans to foreclosed real estate	3,743	5,216	1,534
Non-cash transfers to securities available for sale from loans	—	—	245,000
Non-cash transfers to securities available for sale from securities held to maturity	—	113	85,519
Dividends declared but unpaid	8,184	7,409	6,973

20. RELATED PARTY TRANSACTIONS

The Company, through certain of its subsidiaries, has made loans and had transactions with certain of its directors and executive officers. However, all such loans and transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. The Securities and Exchange Commission has determined that, with respect to the Company and significant subsidiaries, disclosure of borrowings by directors and executive officers and certain of their related interests should be made if the loans are greater than 5% of stockholders' equity, in the aggregate. These loans in aggregate were not greater than 5% of stockholders' equity at December 31, 2000 or 1999.

21. CONTINGENT LIABALITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Affiliates in the ordinary course of business at December 31, 2000. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

22.    CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company:

Statements of Condition
(Parent Company only)

	December 31,
	2000	1999
Assets
Cash and interest bearing deposits	$ 35,774	$ 7,932
Investment in and advances to Affiliates	409,899	368,849
Other assets	21,540	21,199

Total assets	$467,213	$397,980

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$ 20,490	$ 22,419
Borrowed funds	—	6,300
Stockholders’ equity	446,723	369,261

Total liabilities and stockholders’ equity	$467,213	$397,980

Statements of Income
(Parent Company only)

	Years ended December 31,
	2000	1999	1998
Income
Dividends from Affiliates	$48,709	$65,781	$92,864
Interest income	1,485	2,533	2,994
Security transactions and other income	363	406	502

Total income	50,557	68,720	96,360

Expenses
Interest expense	27	462	598
Salaries and employee benefits	2,045	1,973	2,585
Acquisition charges	—	—	16,148
Other expenses	2,363	3,139	3,316

Total expenses	4,435	5,574	22,647

Income before income tax expense and equity in undistributed income of Affiliates	46,122	63,146	73,713
Income tax benefit	1,668	717	5,122

Income before undistributed income of Affiliates	47,790	63,863	78,835
Equity in undistributed income of Affiliates	27,750	7,046	(24,131)

Net income	$75,540	$70,909	$54,704

Statements of Cash Flows
(Parent Company only)

	Years ended December 31,
	2000	1999	1998
Operating Activities
Net income	$ 75,540	$ 70,909	$ 54,704
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from Affiliates	(27,750)	(7,046)	24,131
Net (increase) decrease in other assets	(5,176)	6,470	(12,046)
Net (decrease) increase in other liabilities	(1,817)	125	6,578

Net cash provided by operating activities	40,797	70,458	73,367

Investing Activities
Purchases of securities net of proceeds from sales and maturities of securities	(43)	1,341	(3,840)
Purchase of other assets, net of sales	(343)	(4,013)	4,569

Net cash (used) provided by investing activities	(386)	(2,672)	729

Financing Activities
Net (decrease) increase in borrowed funds	(6,300)	(20,700)	27,000
Net purchases of treasury stock	(12,413)	(69,644)	(33,937)
Exercise of stock options	2,659	1,720	2,140
Cash dividends paid	(29,598)	(27,208)	(25,103)
Capital contributions and other advances and repayments (to) from Affiliates	33,083	54,333	(52,130)

Net cash (used) by financing activities	(12,569)	(61,499)	(82,030)

Net increase (decrease) in cash and cash equivalents	27,842	6,287	(7,934)
Cash and cash equivalents at beginning of year	7,932	1,645	9,579

Cash and cash equivalents at end of year	$ 35,774	$ 7,932	$ 1,645

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors and Executive Officers of First Midwest, their family relationships and their business experience is contained in the Registrant’s Proxy Statement for the 2001 Annual Meeting of Shareholders of First Midwest, which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding compensation of the Executive Officers of First Midwest is contained in the “Executive Officers and Executive Compensation” section of the Registrant’s Proxy Statement for the 2001 Annual Meeting of Shareholders of First Midwest, which is incorporated herein by reference.

The Compensation Committee’s Report on Executive Compensation contained in the “Executive Compensation” section of the Registrant’s Proxy Statement shall not be deemed incorporated by reference by any general statement incorporating by reference the Registrant’s Proxy Statement into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent First Midwest specifically incorporates this information by reference, and shall not otherwise be deemed “filed” under such Acts.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is contained in the Registrant’s Proxy Statement for the 2001 Annual Meeting of Shareholders of First Midwest, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions of First Midwest is contained in the Registrant’s Proxy Statement for the 2001 Annual Meeting of Shareholders of First Midwest, which is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

(a)  The following exhibits, financial statements and financial statement schedules are filed as part of this report:

FINANCIAL STATEMENTS

Consolidated Statements of Condition—December 31, 2000 and 1999

Consolidated Statements of Income—Years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows—Years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

Report of Independent Auditors

FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted from this Annual Report because the required information is presented in the consolidated financial statements or in the notes thereto, the amounts involved are not significant, or the required subject matter is not applicable.

EXHIBITS

See Exhibit Index appearing on page 64.

(b)	Reports on Form 8-K—Reports on Form 8-K were filed during the period covered by this report as follows:

On November 22, 2000, First Midwest filed a report on Form 8-K announcing an 11% quarterly cash dividend increase to $.20 per share.

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

Management depends upon First Midwest's system of internal controls in meeting its responsibilities for reliable financial statements. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with Management's authorization. Judgments are required to assess and balance the relative cost and the expected benefits of these controls. As an integral part of the system of internal controls, First Midwest relies upon a professional Internal Audit function that conducts operational, financial, and special audits, and coordinates audit coverage with the Independent Auditors.

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

/s/ ROBERT P. O'MEARA Robert P. O'Meara Chairman and Chief Executive Officer	/s/ DONALD J. SWISTOWICZ Donald J. Swistowicz Executive Vice President Chief Financial and Accounting Officer

January 16, 2001

Reports of Independent Auditors

The Board of Directors and Stockholders
First Midwest Bancorp, Inc:

We have audited the accompanying consolidated statements of condition of First Midwest Bancorp, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Midwest Bancorp, Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP
Chicago, Illinois
January 16, 2001

EXHIBIT INDEX

Exhibit Number	Description of Documents

3	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3 to the Quarterly Report on Form 10-Q dated September 30, 2000.

3.1	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated September 30, 2000

4

Amended and Restated Rights Agreement, Form of Rights Certificate and Designation of Series A Preferred Stock of the Company, dated November 15, 1995, is incorporated herein by reference to Exhibits (1) through (3) of the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 21, 1995.

4.1

First Amendment to Rights Agreements, dated June 18, 1998, is incorporated herein by reference to Exhibit 4 of First Midwest's Amendment No. 2 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 30, 1997.

10	Restated 1989 Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10 to the Company's Annual Report on Form 10-K dated December 31, 1999.

10.1	Amendment to the Restated 1989 Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated September 30, 2000.

10.2	Non-Employee Directors' 1997 Stock Option Plan is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated September 30, 2000.

10.3	Restated Nonqualified Stock Option-Gain Deferral Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K dated December 31, 1999.

10.4	Restated Deferred Compensation Plan for Nonemployee Directors is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K dated December 31, 1999.

10.5	Restated Nonqualified Retirement Plan is incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K dated December 31, 1999.

10.6	Restated Savings and Profit Sharing Plan is incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated December 31, 1999.

10.7

Form of Letter Agreement for Nonqualified Stock Options Grant executed between the Company and the executive officers of the Company pursuant to the Company's Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated September 30, 2000.

10.8

Form of Letter Agreement for Nonqualified Stock Options Grant executed between the Company and the directors of the Company pursuant to the Company's Non-Employee Directors' 1997 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated September 30, 2000.

10.9

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

10.11

Form of Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K dated December 31, 1991.

10.12

Form of Amendment to Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K dated December 31, 1992.

10.13

Form of Right of First Refusal Agreement executed between the company and certain Shareholders of the Company is incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K dated December 31, 1994.

10.14

Investment Agreement dated June 18, 1999 between the Company and all of the Stockholders of SparBank, Incorporated is incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-37809), filed with the Securities Exchange Commission on October 14, 1997.

11

Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is described in Note 1 of the Company's Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Date" of this document.

13	Quarterly Report to Security Holders for the quarter ended December 31, 2000.

21	Subsidiaries of the Registrant.

23	Consents of Experts and Counsel.

Exhibits 10 through 10.5 and 10.7 through 10.12 are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to item 14(a)3.

All other Exhibits which are required to be filed with this form are not applicable.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undesigned, thereunto duly authorized.

FIRST MIDWEST BANCORP, INC. Registrant

By	/s/ ROBERT P. O'MEARA
Robert P. O'Meara
Chairman of the Board and Chief Executive Officer

            Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrat and in their capacities on March 5, 2001.

Signatures

/s/ ROBERT P. O'MEARA
Robert P. O'Meara	Chairman of the Board and Chief Executive Officer

/s/ JOHN M. O'MEARA
John M. O'Meara	President, Chief Operating Officer and Director

/s/ DONALD J. SWISTOWICZ
Donald J. Swistowicz	Executive Vice President, Chief Financial and Accounting Officer

/s/ VERNON A. BRUNNER
Vernon A. Brunner	Director

/s/ WILLIAM J. COWLIN
William J. Cowlin	Director

/s/ BRUCE S. CHELBERG
Bruce S. Chelberg	Director

/s/ O. RALPH EDWARDS
O. Ralph Edwards	Director

/s/ JOSEPH W. ENGLAND
Joseph W. England	Director

/s/ BROTHER JAMES GAFFNEY
Brother James Gaffney, FSC	Director

/s/ THOMAS M. GARVIN
Thomas M. Garvin	Director

/s/ JOHN L. STERLING
John L. Sterling	Director

/s/ J. STEPHEN VANDERWOUDE
J. Stephen Vanderwoude	Director

/s/ RICHARD T. WOJCIK
Richard T. Wojcik	Director