Form 10-Q
period 2001-03-31
FIRST MIDWEST BANCORP INC
filed 2001-05-14
CIK 702325

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________________to ____________________.

Commission File Number 0-10967
____________________________________________________________________________________________

FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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

As of May 11, 2001, 40,586,750 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.
Exhibit Index is located on page 20.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS

Page

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Condition	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 6. Exhibits and Reports on Form 8-K	19
PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CONDITION (Amounts in thousands)
	March 31, 2001	December 31, 2000

	(Unaudited)
Assets
Cash and due from banks	$186,525	$166,423
Federal funds sold and other short-term investments	2,900	18,070
Mortgages held for sale	9,647	5,438
Securities available for sale, at market value	1,937,236	2,130,148
Securities held to maturity, at amortized cost	95,940	84,797

Loans, net of unearned discount	3,279,473	3,233,196
Reserve for loan loss	(45,421)	(45,093)

Net loans	3,234,052	3,188,103

Premises, furniture and equipment	81,178	81,840
Accrued interest receivable	38,500	41,589
Investment in corporate owned life insurance	129,858	126,860
Other assets	55,052	63,216

Total assets	$5,770,888	$5,906,484

Liabilities
Demand deposits	$698,271	$705,404
Savings deposits	458,760	447,455
NOW accounts	432,573	450,503
Money market deposits	542,433	535,391
Time deposits	2,013,576	2,113,452

Total deposits	4,145,613	4,252,205

Borrowed funds	1,099,028	1,145,872
Accrued interest payable	17,258	20,568
Other liabilities	43,498	41,116

Total liabilities	5,305,397	5,459,761

Stockholders' equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 60,000 shares; issued 45,548 shares; Outstanding: March 31, 2001 - 40,726 shares; December 31, 2000 - 40,866 shares	455	455

Additional paid-in capital	77,908	78,269
Retained earnings	499,048	487,878
Accumulated other comprehensive income (loss), net of tax	4,821	(7,039)
Treasury stock, at cost: March 31, 2001 - 4,822 shares December 31, 2000 - 4,682 share	(116,741)	(112,840)

Total stockholders' equity	465,491	446,723

Total liabilities and stockholders' equity	$5,770,888	$5,906,484

See notes to consolidated financial statements.
FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (Amounts in thousands, except per share data) (Unaudited)
	Quarters Ended March 31,

	2001	2000
Interest Income
Loans	$69,212	$64,535
Securities available for sale	31,829	34,025
Securities held to maturity	1,407	680
Federal funds sold and other short-term investments	193	233

Total interest income	102,641	99,473

Interest Expense
Deposits	40,117	34,569
Borrowed funds	15,636	16,712

Total interest expense	55,753	51,281

Net interest income	46,888	48,192

Provision for loan losses	3,458	1,962

Net interest income after provision for loan losses	43,430	46,230

Noninterest Income
Service charges on deposit accounts	5,492	4,989
Trust and investment management fees	2,673	2,478
Other service charges, commissions, and fees	4,267	3,538
Mortgage banking revenues	-	405
Corporate owned life insurance income	2,268	1,423
Security gains (losses), net	704	(8)
Other income	1,522	1,883

Total noninterest income	16,926	14,708

Noninterest Expense
Salaries and wages	14,361	15,702
Retirement and other employee benefits	4,077	3,837
Occupancy expense of premises	4,114	3,467
Equipment expense	1,954	2,056
Technology and related costs	2,541	2,998
Professional services	1,400	1,704
Advertising and promotions	891	985
Other expenses	5,755	6,384

Total noninterest expense	35,093	37,133

Income before income tax expense	25,263	23,805
Income tax expense	5,939	5,665

Net income	$19,324	$18,140

Per Share Data
Basic earnings per share	$0.47	$0.44
Diluted earnings per share	$0.47	$0.44

Cash dividends per share	$0.20	$0.18

Weighted average shares outstanding	40,864	41,130
Weighted average diluted shares outstanding	41,085	41,353

See notes to consolidated financial statements.
FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)
	Quarters Ended March 31,

	2001	2000
Operating Activities
Net income	$19,324	$18,140
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,458	1,962
Depreciation of premises, furniture, and equipment	2,168	2,228
Net (accretion) of (discount) on securities	(28)	(619)
Net (gains) losses on sales of securities	(704)	8
Net (gains) on sales of other real estate owned	(54)	(130)
Net losses (gains) on sales of premises, furniture, and equipment	29	(150)
Net loss on sale of mortgage servicing rights	-	207
Tax benefits from employee exercises of nonqualified stock options	252	176
Net (increase) in deferred income taxes	(321)	(3,871)
Net amortization of goodwill and other intangibles	748	914
Originations and purchases of mortgage loans held for sale	(35,934)	(27,193)
Proceeds from sales of mortgage loans held for sale	31,725	34,052
Net (increase) in corporate owned life insurance	(2,998)	(6,423)
Net decrease (increase) in accrued interest receivable	3,089	(4,475)
Net (decrease) increase in accrued interest payable	(3,310)	2,409
Net (increase) in other assets	(1,062)	(843)
Net increase in other liabilities	2,439	124

Net cash provided by operating activities	18,821	16,516
Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	236,241	102,778
Proceeds from sales	354,581	56,607
Purchases	(376,934)	(294,722)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	5,825	461
Purchases	(16,921)	(4)
Net (increase) in loans	(49,676)	(122,287)
Proceeds from sales of other real estate owned	414	1,240
Proceeds from sales of premises, furniture, and equipment	1	213
Purchases of premises, furniture, and equipment	(1,506)	(2,918)
Proceeds from sale of mortgage servicing rights	-	22,564

Net cash provided (used) by investing activities	152,025	(236,068)
Financing Activities
Net (decrease) increase in deposit accounts	(106,592)	23,115
Net (decrease) increase in borrowed funds	(46,844)	216,703
Purchase of treasury stock	(5,118)	-
Proceeds from issuance of treasury stock	4	5
Cash dividends paid	(8,185)	(7,414)
Exercise of stock options	821	309

Net cash (used) provided by financing activities	(165,914)	232,718

Net increase in cash and cash equivalents	4,932	13,166
Cash and cash equivalents at beginning of period	184,493	156,973

Cash and cash equivalents at end of period	$189,425	$170,139

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of First Midwest Bancorp, Inc. ("First Midwest" or the "Company") have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all normal and recurring adjustments which are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires Management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In addition, certain reclassifications have been made to the 2000 data to conform to the 2001 presentation. For further information with respect to significant accounting policies followed by First Midwest in the preparation of its consolidated financial statements, refer to First Midwest's Annual Report on Form 10-K for the year ended December 31, 2000.

Disclosures about Segments of an Enterprise and Related Information

Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. First Midwest's chief operating decision maker evaluates the operations of the Company as one operating segment, commercial banking, due to the materiality of the commercial banking operation to the Company's financial condition and results of operations taken as a whole, and, as a result, separate segment disclosures are not required. First Midwest offers the following products and services to external customers: deposits, loans, and trust services. Revenues for each of these products and services are disclosed separately in the Consolidated Statements of Income.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In September 2000, FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FASB No. 140") that replaces, in its entirety, FASB Statement No. 125. Although FASB No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required, the Company will apply the new rules prospectively to transactions beginning in the second quarter of 2001. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on the financial position or results of operations of the Company.

2. SECURITIES

The aggregate amortized cost, gross unrealized gains and losses, and market value of securities were as follows:

	March 31, 2001				December 31, 2000

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available
for Sale
U.S. Treasury	$401	$6	$-	$407	$602	$2	$-	$604
U.S. Agency	167,640	383	(171)	167,852	423,211	546	(1,068)	422,689
Mortgage-backed	1,214,307	8,609	(3,601)	1,219,315	1,172,187	5,648	(11,311)	1,166,524
State and municipal	480,432	9,553	(4,002)	485,983	480,730	6,202	(8,413)	478,519
Other	65,706	111	(2,138)	63,679	64,958	102	(3,248)	61,812

Total	$1,928,486	$18,662	$(9,912)	$1,937,236	$2,141,688	$12,500	$(24,040)	$2,130,148

Securities Held
to Maturity
U.S. Treasury	$1,824	$-	$-	$1,824	$1,821	$17	$-	$1,838
U.S. Agency	75	-	-	75	75	-	(1)	74
State and municipal	71,209	742	(4)	71,947	60,392	709	(5)	61,096
Other	22,832	-	-	22,832	25,509	-	-	22,509

Total	$95,940	$742	$(4)	$96,678	$84,797	$726	$(6)	$85,517

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 6 to the interim consolidated financial statements on page 9.

3. LOANS

The major classifications of loans are as follows:

	March 31,	December 31,
	2001	2000

Commercial, industrial and agricultural	$895,255	$884,944
Consumer	929,659	924,189
Real estate - 1 - 4 family	241,250	250,635
Real estate - commercial	951,072	900,781
Real estate - construction	262,237	272,647

Total loans, net of unearned discount	$3,279,473	$3,233,196

4. RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

A summary of the transactions in the reserve for loan losses and details regarding impaired loans for the quarters ended March 31, 2001 and 2000 are summarized below:

	Quarters Ended March 31,
	2001	2000

Balance at beginning of period	$45,093	$42,645
Provision for loan losses	3,458	1,962

Loans charged-off	(3,704)	(2,354)
Recoveries of loans previously charged-off	574	731

Net loans (charged-off)	(3,130)	(1,623)

Balance at end of period	$45,421	$42,984

Impaired Loans:
Requiring valuation reserve (1)	$7,934	$89
Not requiring valuation reserve	8,071	15,063

Total impaired loans	$16,005	$15,152

Valuation reserve related to impaired loans	$1,417	$74
Average impaired loans	$14,493	$16,162
(1)	These impaired loans require a valuation reserve allocation because the value of the loans is less than the recorded investments in the loans.

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

5. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2001 and 2000:

	Quarters Ended March 31,
	2001	2000
Basic Earnings Per Share:
Net income	$19,324	$18,140
Average common shares outstanding	40,864	41,130
Basic earnings per share	$0.47	$0.44

Diluted Earnings Per Share:
Net income	$19,324	$18,140

Average common shares outstanding	40,864	41,130
Dilutive effect of stock options	221	223

Diluted average common shares outstanding	41,085	41,353

Diluted earnings per share	$0.47	$0.44

6. COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, for the quarters ended March 31, 2001 and 2000 are as follows:

	Quarters Ended March 31,
	2001	2000

Net Income	$19,324	$18,140
Unrealized holding gains on securities available
for sale, net of reclassification adjustment	12,377	3,703
Unrealized holding (loss) on hedging activity	(517)	-

Comprehensive income	$31,184	$21,843

Disclosure of Reclassification Amount:
Unrealized holding gains on securities
available for sale arising during the period	$12,806	$3,698
Less: Reclassification adjustment for net
gains (losses) realized during the period	429	(5)

Net unrealized holding gains on securities available for sale	$12,377	$3,703

Provided below is the change in accumulated other comprehensive income (loss) for the quarters ended March 31, 2001 and 2000:
	Quarters Ended March 31,
	2001	2000

Beginning balance	$(7,039)	$(49,072)
Current year change	11,860	3,703

Ending balance	$4,821	$(45,369)

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 2 to the interim consolidated financial statements on page 7.

7. SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosures to the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 are as follows:

	Quarters Ended March 31,
	2001	2000

Income taxes paid	$38	$1,222
Interest paid to depositors and creditors	59,063	48,872
Noncash transfers of loans to foreclosed real estate	269	860
Dividends declared but unpaid	8,153	7,412

8. ADOPTION OF NEW ACCOUNTING STANDARD - ACCOUNTING FOR DERIVATIVE
   INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, First Midwest adopted Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FASB Nos. 137 and 138. The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. FASB No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives that are considered to be effective, as defined, will either offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or will be recorded in other comprehensive income until the hedged item is recorded in earnings. Any portion of a change in a derivative's fair value that is consider to be ineffective, as defined, may have to be immediately recorded in earnings. The adoption of these standards may cause volatility in both the income statement and the shareholders' equity section of the balance sheet.

First Midwest enters into derivative contracts to manage its sensitivity to interest rate risk. This is accomplished by using derivative instruments to offset the inherent price or interest rate risk of specific balance sheet assets or liabilities. All such derivative instruments are designated as hedges on the trade date and are recognized on the balance sheet at their fair value as other assets or other liabilities. The fair value of derivative instruments in a gain position is reported on the balance sheet in other assets, and the fair value of derivative contracts in a loss position is reported in other liabilities. Derivatives designated as hedges of changes in the fair value of an asset or liability are considered to be fair value hedges. Derivatives designated as hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to an asset or liability are considered to be cash flow hedges. First Midwest formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. A formal assessment, both at the inception of the hedge and on an ongoing quarterly basis is performed to determine whether the derivative instruments that are used in hedging transactions have been effective and whether they are expected to continue to be effective in future periods.

As of March 31, the only derivative contracts employed by First Midwest were interest rate swaps used to lengthen the duration of certain indexed deposit accounts. These interest rate swaps are designated as cash flow hedges under FASB No. 133. No ineffectiveness was recorded for such cash flow hedges for the quarter ended March 31, 2001. Changes in the fair value of these cash flow hedges are reported in the accumulated other comprehensive income component of stockholders' equity.

For additional details of the unrealized gains/(losses) on hedging activity, see Note 6 to the interim financial statements on page 9.

9. CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business at March 31, 2001. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarters ended March 31, 2001 and 2000. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as First Midwest's 2000 Annual Report on Form 10-K. Results of operations for the quarter ended March 31, 2001 are not necessarily indicative of results to be expected for the full year of 2001. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is presented in thousands, except per share data.

Summary of Performance

Net income for the quarter ended March 31, 2001 increased to $19,324, or $.47 per share, as compared $18,140, or $.44 per share for the same period in 2000, representing an increase of 6.8% on a per share basis. Performance for the first quarter of 2001 resulted in annualized returns on average stockholders' equity and assets of 17.06% and 1.36%, respectively, as compared to returns of 19.85% and 1.30% for the same quarter in 2000.

Book value per share as of March 31, 2001 was $11.43 as compared to $9.34 a year-ago for an increase of $2.09, or 22.4%. The increase in book value was related in significant part to the improvement in the market value of the available for sale securities portfolio resulting in an increase in that component of stockholders' equity of approximately $50 million as of March 31, 2001 as compared to the year earlier level. Further, the approximate $82 million increase in total stockholders equity at March 31, 2001 over the year earlier level explains the reduction in return on average equity for the quarter just ended.

Net interest income for the first quarter of 2001 declined by 3.0% on a tax equivalent basis from last year's like quarter. However, although net interest margin declined on a year-to-year basis, it improved by 16 basis points to 3.77% from the 3.61% reported for the fourth quarter of 2000.

The provision for loan losses of $3,458 recorded during first quarter 2001 exceeded both the quarters' net charge-offs by $328 and the provision recorded for the like quarter of 2000 by $1,496, resulting in a ratio of reserve for loan losses to total loans at March 31, 2001 of 1.39%, which was consistent with levels maintained at year-end 2000.

Total noninterest income for the quarter grew 15.1% over last year's first quarter with the three major categories of service charges and fees growing 13.0%. Corporate owned life insurance income also increased $845 resulting from higher outstanding balances and the renegotiation of certain terms of the underlying insurance policies to achieve improved earnings rates.

Noninterest expenses for the first quarter 2001 continued to be vigorously controlled and declined by $2,040, or 5.5%, as compared to 2000's like quarter. Across-the-board cost containment measures resulted in the year-over-year improvement with the major reductions being realized in the categories of salaries and benefits, technology and other expenses. Partially offsetting such declines was a seasonal increase in occupancy expense resulting from $481 in increased snow removal and related costs as well as to higher utility costs. As a result, the efficiency ratio stood at 51.4% for the 2001 quarter as compared to 54.6 % for last year's like quarter and 53.1% for full year 2000.

Credit quality ratios weakened slightly at March 31, 2001 from the historically low levels achieved in 2000's fourth quarter. The ratio of nonperforming loans to total loans increased by 7 basis points to .68% from .61% at year end 2000 and net loan charge-offs to average loans increased to .39% for the first quarter 2001 as compared to .23% for the fourth quarter 2000. Net charge-offs for the current quarter included partial charge-offs of $750 on two loans that had been carried as nonperforming since last year and are in the process of rehabilitation. These two charge-offs represent 9 basis points of the quarter's total 39 basis point charge-off ratio.

Net Interest Income, Loan Growth and Funding Sources

Net interest income on a tax equivalent basis totaled $50,515 for the first quarter 2001, representing a decrease of $1,579, or 3.0%, over the year-ago quarter which totaled $52,094. As shown in the Volume/Rate Analysis on page 13, the decrease in net interest income is attributable to higher interest expense of $4,472 net of higher interest income of $2,893. Net interest margin for the first quarter 2001 decreased to 3.77% as compared to 3.96% for the same period in 2000. The decrease in net interest margin is primarily due to higher rates paid on interest bearing liabilities, generally, during the 2001 period.

Again, as shown in the Analysis on page 13, the $2,893 increase in interest income is largely attributable to higher volumes of earning assets in both the securities held to maturity and loan portfolios which increased $42,433 and $254,061, respectfully, from year-ago levels. The increase of $4,472 in interest expense on paying liabilities is due to higher volumes of time deposits coupled with higher rates paid thereon. The effect of these factors on net interest income is discussed below.

First Midwest continued to experience growth in both average loans and deposits during the first quarter of 2000 versus last year's like quarter. Total average loans increased by 8.5% in the first quarter of 2000 as compared to last year's like quarter. However, on a linked quarter basis, average loans decreased by 1.4% due primarily to the sale of $30 million home equity loans and the transfer of $40 million of other loans to the securities available for sale portfolio, both occurring at the end of the fourth quarter 2000. Furthermore, the first quarter is generally affected to a greater degree by seasonality relating to the winter months than are the remaining three quarters of the year.

Consistent with the growth in average loans, total average deposits increased by 3.4% in the first quarter of 2001 as compared to the prior year's. The increase in average deposits permitted First Midwest to reduce its reliance on higher cost wholesale funding with the latter decreasing by 6.7% on average in the first quarter of 2001 as compared to the prior year's like quarter. Wholesale funding continued to drop during the first quarter of 2001 by 3.2% on a linked quarter basis as compared with the fourth quarter of 2000.

The combination of continued loan growth and reduced wholesale funding positively impacted the net interest margin in the first quarter of 2001. The net interest margin for the quarter was 3.77%, reflecting a 16 basis point improvement from the 3.61% reported for the fourth quarter of 2000 and representing the first linked-quarter improvement in net interest margin since the second quarter of 1999 Further improvement in net interest margin is projected, assuming no material change in the anticipated economic climate and monetary policy.

Loan Growth

The following table summarizes growth in loans based upon both average and period end balances:

	Average Balances
	2001	2000		March 31 % Change From

	March 31	December 31	March 31	12/31/00	3/31/00

Commercial, industrial and agricultural	$886,406	$892,525	$827,341	(0.7%)	7.1%
Consumer	926,694	955,537	863,106	(3.0%)	7.4%
Real estate - 1 - 4 family	247,407	253,672	257,091	(2.5%)	(3.8%)
Real estate - commercial	910,012	909,187	839,961	0.1%	8.3%
Real estate - construction	287,483	291,991	216,442	(1.5%)	32.8%

Loans, net of unearned discount	$3,258,002	$3,302,912	$3,003,941	(1.4%)	8.5%

	As of Period End
	2001	2000		March 31 % Change From

	March 31	December 31	March 31	12/31/00	3/31/00

Commercial, industrial and agricultural	$895,255	$884,944	$839,432	1.2%	6.7%
Consumer	929,659	924,189	888,907	0.6%	4.6%
Real estate - 1 - 4 family	241,250	250,635	257,760	(3.7%)	(6.4%)
Real estate - commercial	951,072	900,781	851,456	5.6%	11.7%
Real estate - construction	262,237	272,647	244,736	(3.8%)	7.2%

Loans, net of unearned discount	$3,279,473	$3,233,196	$3,082,291	1.4%	6.4%

Core Funding Sources

	Average Balances
	2001	2000		March 31 % Change From

	March 31	December 31	March 31	12/31/00	3/31/00

Demand Deposits	$656,312	$669,806	$665,341	(2.0%)	(1.4%)
Savings deposits	450,701	445,546	479,616	1.2%	(6.0%)
NOW accounts	438,707	468,913	446,034	(6.4%)	(1.6%)
Money market deposits	531,628	528,921	457,523	0.5%	16.2%
Time deposits	2,054,015	2,140,411	1,946,481	(4.0%)	5.5%

Total deposits	4,131,363	4,253,597	3,994,995	(2.9%)	3.4%
Borrowed funds	1,110,898	1,147,500	1,191,047	(3.2%)	(6.7%)

Total funding sources	$5,242,261	$5,401,097	$5,186,042	(2.9%)	1.1%

Volume/Rate Analysis

The table below summarizes the changes in average interest-bearing assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 2001 and 2000. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis.
Quarters Ended March 31, 2001 and 2000

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense				Increase/(Decrease) in Interest Income/Expense Due to:

						Basis
			Increase			Points				Increase
	2001	2000	(Decrease)	2001	2000	Inc/(Dec)		2001	2000	(Decrease)	Volume	Rate	Total

Fed funds sold and other investments
short-term investments	$5,966	$5,025	$941	6.44%	5.65%	0.79%		$96	$71	$25	$14	$11	$25
Mortgages held for sale	5,583	8,014	(2,431)	6.95%	8.09%	(1.14)%		97	162	(65)	(44)	(21)	(65)
Securities available for sale	2,000,944	2,204,058	(203,114)	6.98%	6.79%	0.19%		34,907	37,425	(2,518)	(3,583)	1,065	(2,518)
Securities held to maturity	84,897	42,464	42,433	8.46%	7.73%	0.73%		1,796	821	975	891	84	975
Loans, net of unearned discount	3,258,002	3,003,941	254,061	8.52%	8.64%	(0.12)%		69,372	64,896	4,476	5,394	(918)	4,476

Total interest-earning assets	$5,355,392	$5,263,502	$91,890	7.94%	7.86%	0.08%		$106,268	$103,375	$2,893	$2,672	$221	$2,893

Savings deposits	$450,701	$479,616	$(28,915)	1.94%	1.93%	0.01%		$2,185	$2,318	$(133)	$(140)	$7	$(133)
NOW accounts	438,707	446,034	(7,327)	1.92%	1.87%	0.05%		2,109	2,090	19	(32)	51	19
Money market deposits	531,628	457,523	74,105	4.07%	3.93%	0.14%		5,409	4,492	917	749	168	917
Time deposits	2,054,015	1,946,481	107,534	5.92%	5.27%	0.65%		30,414	25,669	4,745	1,472	3,273	4,745
Borrowed funds	1,110,898	1,191,047	(80,149)	5.63%	5.61%	0.02%		15,636	16,712	(1,076)	(1,128)	52	(1,076)

Total interest-bearing liabilities	$4,585,949	$4,520,701	$65,248	4.86%	4.54%	0.32%		$55,753	$51,281	$4,472	$921	$3,551	$4,472

Net interest margin / income				3.77%	3.96%	-0.19%	%	$50,515	$52,094	$(1,579)	$1,751	$(3,330)	$(1,579)
		2001		2000
		1st	4th	3rd	2nd		1st

	Net Interest Margin Trend By Quarter
	Yield on interest earning assets	7.94%	8.12%	8.13%	7.97%		7.86%
	Rates paid on interest bearing liabilities	4.86%	5.26%	5.16%	4.79%		4.54%
	Net Interest Margin	3.77%	3.61%	3.66%	3.84%		3.96%

Noninterest Income

Noninterest income increased by $2,218, or 15.1%, to $16,296 for the quarter ended March 31, 2001, as compared to $14,708 for the same period in 2000. Exclusive of net security gains which totaled $704 for the first quarter 2001 as compared to net security (losses) of ($8) for the same 2000 period, non interest income increased by $1,514, or 10.3%, with all major component of noninterest income excluding mortgage banking revenues and other income contributing to the increase. The factors resulting in the year-to-year changes are discussed below.

Service charges on deposit accounts increased 10.1% to $5,492 in the first quarter of 2001 as compared to $4,989 for the same 2000 period. The $503 increase is primarily attributable to higher returned check (NSF) revenue as a result of a tightening in fee waiver practices in addition to increases in service charges on business checking and NOW accounts. Other service charges, commissions and fees increased by $729, or 20.6%, to $4,267 for the quarter ended March 31, 2001 over the year-ago like quarter of $3,538 due primarily to increases of $214 in commissions on mortgage sales, $246 in debit card fee income as a result of greater usage volumes, $177 in nonyield loan fees and $172 in higher commissions on sales of annuity, insurance and investment products.

Trust and investment management fees for the first quarter 2001 increased $195, or 7.9%, to $2,673 as compared to the year-ago period of $2,478 due to growth in new business and expansion of existing relationships.

First Midwest's investment in corporate owned life insurance generated $2,268 in income for the first quarter 2001 for an increase of $845, or 59.4%, as compared to the year-ago like period as a result of higher outstanding balances and the renegotiation of certain terms of the underlying insurance policies to achieve improved earnings rates. Other income decreased by $361 or 19.2%, to $1,522 for the first quarter 2001 as compared to the 2000 period of which $325 of the total decrease is due to one-time asset sales that occurred in the prior year period.

Noninterest Expense

Noninterest expense totaled $35,093 for the quarter ended March 31,2001 as compared to the year-ago period of $37,133 for a decrease of $2,040, or 5.5%. A comparison of the major categories of noninterest expense is discussed below.

Salaries and wages decreased by $1,341, or 8.5%, for the quarter March 21, 2001 as compared to prior year levels. The decrease was a result of the elimination of approximately 100 full time equivalent employees of First Midwest Mortgage Corporation ("FMMC") in 2000. Additionally, modest other staffing reductions were experienced as a result of the reorganization of certain support operations of First Midwest Bank.

Retirement and other employee benefits increased by $240, or 6.3%, in the first quarter of 2001 compared to the same year-ago period. Higher pension and healthcare costs principally accounted for the increase in the current period.

For the quarter ended March 31, 2001, occupancy expenses increased $647, or 18.7%, as compared to the same year-ago period of $3,467. The increase in occupancy expense is primarily attributable to $500 in snow removal costs and higher utility costs. Equipment expense decreased $102, or 5.0%, as compared to the same year-ago period of $2,056, due primarily to reduced depreciation expense relating to the discontinuation of FMMC operations.

Technology and related costs decreased $457 to $2,541 in the first quarter 2001 as compared to $2,998 for the same year-ago period. $314 of the total decrease is incident to the discontinuation of FMMC operations in 2000.

Professional services declined by $304, or 17.8%, to $1,400 for the quarter ended March 31, 2001 as compared to the prior year period of $1,704 with 60% of the reduction attributable to the elimination of costs associated with FMMC's lending and recordkeeping operations. Other expenses decreased $629, or 9.9%, for the first quarter 2001 as compared to the year-ago like period due to approximately $297 in certain costs recorded in the prior year relating to the winding down of FMMC operations in addition to $100 in cost savings from the elimination of operations thereof and lower costs experienced amongst various categories including supplies and printing, telephone, other real estate owned expense and miscellaneous losses due to generally tighter cost controls.

As a result of the forgoing cost reductions, the efficiency ratio for the quarter ended March 31, 2001 was 51.35% as compared to the 2000 first quarter ratio of 54.61%.

Income Tax Expense

Income tax expense totaled $5,939 for the quarter ended March 31, 2001, increasing from $5,665 for the same period in 2000 and reflects effective income tax rates of 23.5% and 23.8%, respectively. The decrease in effective tax rate is primarily attributable to an increase in corporate owned life insurance income and state tax exempt income in 2001.

Nonperforming Assets and Past Due Loans

The following table summarizes nonperforming assets and past due loans as of the close of the last five calendar quarters:

	2001	2000
	March 31	December 31		September 30	June 30	March 31

Nonaccrual loans	$22,453	$19,849	$	$20,313	$19,838	$19,137
Foreclosed real estate	1,246	1,337		2,467	1,295	907

Total nonperforming assets	$23,699	$21,186		$22,780	$21,133	$20,044

% of total loans plus
foreclosed real estate	0.72%	0.65%		0.69%	0.66%	0.65%

90 days past due and still accruing interest	$5,339	$7,045		$6,217	$6,099	$6,226

Total nonperforming assets increased $2,513, or 11.9% on a linked quarter basis with $1,500 of the increase attributable to a single real estate construction credit that was placed on nonaccrual during the first quarter 2001.

Nonaccrual loans, totaling $22,453 at March 31, 2001 are comprised of commercial and agricultural loans (28%), real estate loans (60%) and consumer loans (12%). Foreclosed real estate, totaling $1,246 at March 31, 2001, primarily represents real estate loans on 1-4 family properties.

First Midwest's disclosure with respect to impaired loans is contained in Note 4 to the interim consolidated financial statements, located on page 8.

Provision and Reserve for Loan Losses

Transactions in the reserve for loan losses during the quarters ended March 31, 2001 and 2000 are summarized in the following table:

	Quarters Ended March 31
	2001	2000

Balance at beginning of period	$45,093	$42,645
Provision for loan losses	3,458	1,962

Loans charged-off	(3,704)	(2,354)
Recoveries of loan previously charged-off	574	731

Net loans (charged-off)	(3,130)	(1,623)

Balance at end of period	$45,421	$42,984

Loan charge-offs, net of recoveries, for the quarter totaled $3,130, or 0.39% of average loans, as compared to $1,623, or 0.22% for the first quarter of 2000. Approximately one half of the $1,507 increase in charge-offs includes write downs on two loans carried as nonperforming since 2000 that are currently in the process of rehabilitation.

The provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-offs, delinquencies, collateral values and Management's assessment of current and prospective economic conditions. The provision for loan losses charged to operating expense for the first quarter of 2001 totaled $3,458 as compared to $1,962 for the same quarter in 2000. The provision for loan losses for the current quarter exceeded net charge-offs by $328.

First Midwest maintains a reserve for loan losses to absorb losses inherent in the loan portfolio. The appropriate level of the reserve for loan losses is determined by systematically performing a review of the loan portfolio quality as required by First Midwest's credit administration policy. The reserve for loan losses consists of three elements; (i) specific reserves established for any impaired commercial, real estate commercial and real estate construction loan for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience; and, (iii) reserves based on general economic conditions as well as specific economic factors in the markets in which First Midwest operates.

Loans within the portfolio that are selected for review to determine whether specific reserves are required include both loans over a specified dollar limit as well as loans where the internal credit rating is below a predetermined classification. Loans subject to this review process generally include commercial and agricultural loans, real estate commercial and real estate construction loans. Specific reserves for these loans are determined in accordance with the provisions of Financial Accounting Standards Board Statements 114 and 118, "Accounting by Creditors for Impairment of a Loan." Consumer and other retail loan reserve allocations are based upon the evaluation of pools or groups of such loans. The portion of the reserve based on historical loan loss experience is determined statistically using a loss migration analysis that examines loss experience and the related internal rating of loans charged off. The loss migration analysis is performed quarterly and loss factors are periodically updated based on actual experience. The portion of the reserve based on general economic conditions and other factors is considered the unallocated portion of the reserve. This portion is determined based upon general economic conditions and involves a higher degree of subjectivity in its determination. This segment of the reserve considers risk factors that may not have manifested themselves in First Midwest's historical loss experience which is used to determine the allocated component of the reserve.

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

	Bank Holding Company		Subsidiary Bank
					Minimum
		Minimum		Minimum	Well-
	First	Required	FMB,	Required	Capitalized
	Midwest	FRB	N.A.	OCC	FDICIA

As of March 31, 2001:
Tier I capital to risk-based assets	10.72%	4.00%	9.37%	4.00%	6.00%
Total capital to risk-based assets	11.82%	8.00%	10.48%	8.00%	10.00%
Leverage ratio	7.70%	3.00%	6.72%	3.00%	5.00%

As of December 31, 2000:
Tier I capital to risk-based assets	10.51%	4.00%	9.57%	4.00%	6.00%
Total capital to risk-based assets	11.61%	8.00%	10.67%	8.00%	10.00%
Leverage ratio	7.36%	3.00%	6.67%	3.00%	5.00%

Dividends

As a result of improved performance from operations as well as First Midwest's perceived future prospects, the Board of Directors has increased the quarterly dividend every year since 1993. The following table summarizes the dividend increases declared during the years 1994 through 2000:

	Quarterly Rate
Date	Per Share	% Increase

November 2000	$0.200	11%
November 1999	0.180	13%
November 1998	0.160	7%
November 1997	0.150	13%
November 1996	0.133	18%
February 1996	0.113	13%
February 1995	0.100	15%
February 1994	0.087	13%

FORWARD LOOKING STATEMENTS

Statements made in the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of First Midwest, including, without limitation, (i) loan and deposit growth, market interest rates on net interest income and net interest margin, wholesale funding sources, provision and reserve for loan losses, nonperforming loan levels and net charge-offs, collateral value and economic conditions, noninterest income and expenses, diluted earnings per share growth rates for 2001, and dividends to shareholders, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond First Midwest's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in First Midwest's reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which First Midwest conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in quality or composition of First Midwest's loan and investment portfolios, assumptions used to evaluate the appropriate level of the reserve for loan losses, the impact of future earnings performance and capital levels on dividends declared by the Board of Directors, changes in accounting principals, policies or guidelines, other economic, competitive, governmental, regulatory and technical factors affecting First Midwest's operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. First Midwest does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Submission of matters to a vote of security holders is incorporated herein by reference to Item 5 to the Current Report on Form 8-K and Form 8-K/A, both dated April 30, 2001.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -	See Exhibit Index appearing on page 20.
(b) Form 8-K -

On January 18, 2001, First Midwest filed a report on Form 8-K announcing its earnings results for the three and twelve-month periods ended December 31, 2000.

On February 21, 2001, First Midwest filed a report on Form 8-K announcing the declaration of a quarterly cash dividend on its common stock of $0.20 per share.

On February 22, 2001, First Midwest filed a report on Form 8-K to announce its participation in the Midwest 2001 Super-Community Bank Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ DONALD J. SWISTOWICZ
Donald J. Swistowicz Executive Vice President*

Date: May 14, 2001

* Duly authorized to sign on behalf of the Registrant.

EXHIBIT INDEX

Exhibit Number	Description of Documents	Sequential Page Number

10	Amendment to the Restated 1989 Omnibus Stock and Incentive Plan	21
15	Acknowledgment of Ernst & Young LLP	23
99	Independent Accountant's Review Report	24