Form 10-Q
period 2001-06-30
FIRST MIDWEST BANCORP INC
filed 2001-08-14
CIK 702325

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________________to ____________________.

Commission File Number 0-10967
____________________________________________________________________________________________

FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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

As of August 13, 2001, 39,855,126 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.
Exhibit Index is located on page 22.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS

Page

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Condition	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	21
PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CONDITION (Amounts in thousands)
		June 30, 2001		December 31, 2000

		(Unaudited)
Assets
Cash and due from banks			$181,709	$166,423
Federal funds sold and other short-term investments			8,982	18,070
Mortgages held for sale			14,641	5,438
Securities available for sale, at market value			1,843,645	2,130,148
Securities held to maturity, at amortized cost			96,810	84,797

Loans, net of unearned discount			3,372,754	3,233,196
Reserve for loan losses			(46,705)	(45,093)

	Net loans		3,326,049	3,188,103

Premises, furniture and equipment			79,923	81,840
Accrued interest receivable			35,352	41,589
Investment in corporate owned life insurance			131,576	126,860
Other assets			54,362	63,216

	Total assets		$5,773,049	$5,906,484

Liabilities
Demand deposits			$722,762	$705,404
Savings deposits			455,444	447,455
NOW accounts			459,580	450,503
Money market deposits			557,701	535,391
Time deposits			1,967,120	2,113,452

	Total deposits		4,162,607	4,252,205

Borrowed funds			1,103,410	1,145,872
Accrued interest payable			17,983	20,568
Other liabilities			36,336	41,116

	Total liabilities		5,320,336	5,459,761

Stockholders' equity
Preferred stock, no par value; 1,000 shares authorized, none issued			-	-
Common stock, $.01 par value; authorized 60,000 shares; issued 45,548 shares; outstanding: June 30, 2001 - 40,090 shares; December 31, 2000 - 40,866 shares

			455	455
Additional paid-in capital			77,495	78,269
Retained earnings			511,312	487,878
Accumulated other comprehensive (loss), net of tax			(1,405)	(7,039)
Treasury stock, at cost: June 30, 2001 - 5,458 shares December 31, 2000 - 4,682 shares
			(135,144)	(112,840)
Total stockholders' equity			452,713	446,723

Total liabilities and stockholders' equity			$5,773,049	$5,906,484

See notes to consolidated financial statements.
FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (Amounts in thousands, except per share data) (Unaudited)
	Quarters Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000
Interest Income
Loans	$67,850	$68,893	$137,062	$133,428
Securities available for sale	29,604	34,868	61,433	68,893
Securities held to maturity	1,429	729	2,836	1,409
Federal funds sold and other short-term investments	279	227	472	460

Total interest income	99,162	104,717	201,803	204,190

Interest Expense
Deposits	36,234	36,471	76,351	71,040
Borrowed funds	12,563	19,846	28,199	36,558

Total interest expense	48,797	56,317	104,550	107,598

Net interest income	50,365	48,400	97,253	96,592

Provision for loan losses	4,065	2,512	7,523	4,474

Net interest income after provision for loan losses	46,300	45,888	89,730	92,118

Noninterest Income
Service charges on deposit accounts	6,089	5,496	11,581	10,485
Trust and investment management fees	2,648	2,680	5,321	5,158
Other service charges, commissions, and fees	4,628	4,244	8,895	7,782
Mortgage banking revenues	-	1	-	406
Corporate owned life insurance income	2,019	1,454	4,287	2,877
Security (losses) gains, net	(2)	(49)	702	(57)
Other income	1,887	1,733	3,409	3,616

Total noninterest income	17,269	15,559	34,195	30,267

Noninterest Expense
Salaries and wages	14,940	15,401	29,301	31,103
Retirement and other employee benefits	4,157	4,192	8,234	8,029
Occupancy expense of premises	3,819	3,299	7,933	6,766
Equipment expense	1,889	1,901	3,843	3,957
Technology and related costs	2,558	2,718	5,099	5,716
Professional services	1,522	2,168	2,922	3,872
Advertising and promotions	1,078	1,115	1,969	2,100
Other expenses	6,756	6,406	12,511	12,790

Total noninterest expense	36,719	37,200	71,812	74,333

Income before income tax expense	26,850	24,247	52,113	48,052
Income tax expense	6,559	5,684	12,498	11,349

Net income	$20,291	$18,563	$39,615	$36,703

Per Share Data
Basic earnings per share	$0.50	$0.45	$0.97	$0.89
Diluted earnings per share	$0.50	$0.45	$0.97	$0.89

Cash dividends per share	$0.20	$0.18	$0.40	$0.36

Weighted average shares outstanding	40,505	41,122	40,684	41,126
Weighted average diluted shares outstanding	40,737	41,437	40,910	41,350

See notes to consolidated financial statements.
FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)
	Six Months Ended June 30,

	2001	2000
Operating Activities
Net income	$39,615	$36,703
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,523	4,474
Depreciation of premises, furniture, and equipment	4,496	4,384
Net amortization (accretion) of premium (discount) on securities	219	(1,237)
Net (gains) losses on sales of securities	(702)	57
Net (gains) on sales of other real estate owned	(68)	(333)
Net (gains) on sales of premises, furniture, and equipment	(220)	(28)
Net loss on sale of mortgage servicing rights	-	207
Tax benefits from employee exercises of nonqualified stock options	359	849
Net (increase) in deferred income taxes	(655)	(4,414)
Net amortization of goodwill and other intangibles	1,527	1,674
Originations and purchases of mortgage loans held for sale	(133,218)	(51,446)
Proceeds from sales of mortgage loans held for sale	124,015	59,311
Net (increase) in corporate owned life insurance	(4,716)	(7,877)
Net decrease (increase) in accrued interest receivable	6,237	(5,454)
Net (decrease) increase in accrued interest payable	(2,585)	1,488
Net decrease in other assets	3,970	6,832
Net (decrease) in other liabilities	(4,610)	(7,753)

Net cash provided by operating activities	41,187	37,437
Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	352,649	126,300
Proceeds from sales	355,405	118,529
Purchases	(410,780)	(365,362)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	12,530	5,255
Purchases	(24,496)	(7,268)
Net (increase) in loans	(147,518)	(244,336)
Proceeds from sales of other real estate owned	1,191	2,303
Purchases of other real estate owned	(162)	-
Proceeds from sales of premises, furniture, and equipment	860	685
Purchases of premises, furniture, and equipment	(3,179)	(5,421)
Proceeds from sale of mortgage servicing rights	-	22,564

Net cash provided (used) by investing activities	136,500	(346,751)
Financing Activities
Net (decrease) increase in deposit accounts	(89,598)	62,919
Net (decrease) increase in borrowed funds	(42,462)	314,752
Purchase of treasury stock	(24,343)	(2,360)
Proceeds from issuance of treasury stock	8	5
Cash dividends paid	(16,340)	(14,817)
Exercise of stock options	1,246	696

Net cash (used) provided by financing activities	(171,489)	361,195

Net increase in cash and cash equivalents	6,198	51,881
Cash and cash equivalents at beginning of period	184,493	156,973

Cash and cash equivalents at end of period	$190,691	$208,854

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

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

Effective April 1, 2001, First Midwest adopted Financial Accounting Standards Board ("FASB") Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" that replaces, in its entirety, FASB Statement No. 125. Although FASB No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The adoption of FASB No. 140 had no impact on the consolidated position or results of operations of First Midwest.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statements No. 141, "Business Combinations" ("FASB No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("FASB No. 142"). These Statements significantly change the accounting for business combinations, goodwill and intangible assets. FASB No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Additionally, FASB No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. This Statement is effective for business combinations initiated after June 30, 2001.

Under FASB No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The amortization provisions of FASB No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to existing goodwill and intangible assets, companies are required to adopt FASB No. 142 in their fiscal year beginning after December 15, 2001.

First Midwest will adopt FASB No. 142 on January 1, 2002. Application of the non-amortization provisions of the Statement is expected to result in additional net income of approximately $2.2 million, or $.05 per share per year. During 2002, First Midwest will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the financial position or results of operations of First Midwest.

2. SECURITIES

The aggregate amortized cost, gross unrealized gains and losses, and market value of securities were as follows:
	June 30, 2001				December 31, 2000

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available for Sale

U.S. Treasury	$401	$6	$-	$407	$602	$2	$-	$604
U.S. Agency	145,718	147	(195)	145,670	423,211	546	(1,068)	422,689
Mortgage-backed	1,157,696	6,823	(10,095)	1,154,424	1,172,187	5,648	(11,311)	1,166,524
State and municipal	478,119	8,811	(4,856)	482,074	480,730	6,202	(8,413)	478,519
Other	62,916	48	(1,894)	61,070	64,958	102	(3,248)	61,812

Total	$1,844,850	$15,835	$(17,040)	$1,843,645	$2,141,688	$12,500	$(24,040)	$2,130,148

Securities Held to Maturity

U.S. Treasury	$1,827	$-	$-	$1,827	$1,821	$17	$-	$1,838
U.S. Agency	75	-	-	75	75	-	(1)	74
State and municipal	71,795	653	(4)	72,444	60,392	709	(5)	61,096
Other	23,113	-	-	23,113	22,509	-	-	22,509

Total	$96,810	$653	$(4)	$97,459	$84,797	$726	$(6)	$85,517

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 6 to the interim consolidated financial statements on page 9.

3. LOANS

The major classifications of loans are as follows:

	June 30,	December 31,
	2001	2000

Commercial, industrial and agricultural	$933,700	$884,944
Consumer	948,406	924,189
Real estate - 1 - 4 family	226,809	250,635
Real estate - commercial	967,457	900,781
Real estate - construction	296,382	272,647

Total loans, net of unearned discount	$3,372,754	$3,233,196

4. RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

A summary of the transactions in the reserve for loan losses and details regarding impaired loans for the quarters and six months ended June 30, 2001 and 2000 are summarized below:
	Quarters Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Balance at beginning of period	$45,421	$42,984	$45,093	$42,645
Provision for loan losses	4,065	2,512	7,523	4,474

Loans charged-off	(3,572)	(2,052)	(7,276)	(4,406)
Recoveries of loans previously charged-off	791	668	1,365	1,399

Net loans (charged-off)	(2,781)	(1,384)	(5,911)	(3,007)

Balance at end of period	$46,705	$44,112	$46,705	$44,112

Impaired Loans:
Requiring valuation reserve (1)			$7,731	$570
Not requiring valuation reserve			7,554	14,961

Total impaired loans			$15,285	$15,531

Valuation reserve related to impaired loans			$1,875	$279
Average impaired loans			$16,379	$15,800
(1)	These impaired loans require a valuation reserve allocation because the value of the loans is less than the recorded investments in the loans.

Specific reserves are established for any impaired commercial, real estate commercial, and real estate construction loans for which the recorded investment in the loan exceeds the measured value of the loan. A loan is considered impaired when it is probable that a creditor will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment valuation are defined as nonaccrual and restructured loans exclusive of smaller balance homogeneous loans such as home equity, installment, and 1-4 family residential loans. The value of the loan is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate, the market price of the loan, or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent.

5. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2001 and 2000:
	Quarters Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Basic Earnings Per Share:
Net income	$20,291	$18,563	$39,615	$36,703
Average common shares outstanding	40,505	41,122	40,684	41,126
Basic earnings per share	$0.50	$0.45	$0.97	$0.89

Diluted Earnings Per Share:
Net income	$20,291	$18,563	$39,615	$36,703

Average common shares outstanding	40,505	41,122	40,684	41,126
Dilutive effect of stock options	232	225	226	224

Diluted average common shares outstanding	40,737	41,347	40,910	41,350

Diluted earnings per share	$0.50	$0.45	$0.97	$0.89

6. COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, for the quarters and six months ended June 30, 2001 and 2000 are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net Income	$20,291	$18,563	$39,615	$36,703
Unrealized holding (losses) gains on securities
available for sale, net of reclassification
adjustment	(6,073)	1,994	6,304	5,697
Unrealized holding (losses) on hedging activity	(153)	—	(670)	—

Comprehensive income	$14,065	$20,557	$45,249	$42,400

Disclosure of Reclassification Amount:
Unrealized holding (losses) gains on securities
available for sale arising during the period	$(6,073)	$1,992	$6,733	$5,690
Less: Reclassification adjustment for net
gains (losses) realized during the period	—	(2)	429	(7)

Net unrealized holding (losses) gains on securities
securities available for sale	$(6,073)	$1,994	$6,304	$5,697

Provided below is the change in accumulated other comprehensive income (loss) for the six months ended June 30, 2001 and 2000:
	Six Months Ended June 30,
	2001	2000

Beginning balance	$(7,039)	$(49,072)
Current year change	5,634	5,697

Ending Balance	$(1,405)	$(43,375)

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 2 to the interim consolidated financial statements on page 7.

7. SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosures to the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 are as follows:
	Six Months Ended June 30,
	2001	2000

Income taxes paid	$9,701	$19,837
Interest paid to depositors and creditors	107,135	106,110
Noncash transfers of loans to foreclosed real estate	1,448	2,108
Dividends declared but unpaid	8,025	7,400

8. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of June 30, the only derivative contracts employed by First Midwest were interest rate swaps used to lengthen the duration of certain indexed deposit accounts. These interest rate swaps are designated as cash flow hedges under FASB No. 133. No ineffectiveness was recorded for such cash flow hedges for the quarter or six month periods ended June 30, 2001. Changes in the fair value of these cash flow hedges are reported in the accumulated other comprehensive income component of stockholders' equity.

For additional details of the unrealized gains/(losses) on hedging activity, see Note 6 to the interim financial statements on page 9.

9. CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business at June 30, 2001. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarters and six months ended June 30, 2001 and 2000. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as First Midwest's 2000 Annual Report on Form 10-K. Results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year of 2001. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is presented in thousands, except per share data.

Summary of Performance

Net income for the quarter ended June 30, 2001 increased to $20,291, or $0.50 per share, as compared $18,563, or $.45 per share, for the same period in 2000, representing an increase of 11.1% on a per share basis. Net income for the six months ended June 30, 2001 totaled $39,615, or $0.97 per share, as compared to $36,703, or $.89 per share, for the same period in 2000, for an increase of 9.0% on a per share basis.

Performance for the second quarter of 2001 resulted in annualized returns on average stockholders' equity and assets of 17.65% and 1.41%, respectively, as compared to returns of 19.62% and 1.29% for the same quarter in 2000. Return on average stockholders' equity was 17.36% for the six months ended June 30, 2001 as compared to 19.73% for the same period in 2000. Return on average assets for the six months ended June 30, 2001 was 1.39% as compared to 1.29% for the same period in 2000.

The return on average assets for the second quarter of 2001 and for the six months then ended represented record levels of performance for First Midwest. The reduction in return on average equity for the second quarter and six months of 2001 is attributable to an approximate $58 million increase in total stockholders' equity at June 30, 2001 over the year-earlier level resulting primarily from the improvement in the market value of the available-for-sale securities portfolio. As a result of such increase, book value per share as of June 30, 2001 improved to $11.29 from $9.63 a year ago, for an increase of 17.2%. This increase in book value occurred while First Midwest continued to repurchase shares of its common stock with 1.2 million shares being purchased since June 30, 2000, of which 665,000 shares were purchased in the second quarter 2001.

Total average loans increased by 7.0% during the first half of 2001 as compared to the 2000 period, while total average deposits increased by 3.3% for the same comparative periods. The growth experienced in its core deposit base permitted First Midwest to continue to reduce its reliance on higher cost wholesale funds, with average wholesale funding decreasing by $165 million, or 13.1%, during the first six months of 2001 as compared to the same period in 2000. As a result of the combination of the quarter's loan growth and a reduced reliance on borrowed funds, as well as the series of interest rate reductions initiated by the Federal Reserve in 2001, net interest margin in the second quarter of 2001 increased by 20 basis points to 4.04% as compared to 3.84% for the 2000 period. Since troughing at 3.61% in the fourth quarter of 2000, net interest margin has improved for two consecutive quarters to 3.77% in the first quarter 2001 and 4.04% in the second quarter.

The provision for loan losses for the second quarter 2001 totaled $4,065 and exceeded net charge-offs for the period by $1,284. For the first half 2001, provisions of $7,523 exceeded net charge-offs by $1,612. As a result, even as the loan growth described was realized, First Midwest was able to increase the reserve for loan losses to $46,705, or 1.38% of total loans, at June 30, 2001.

Credit quality ratios improved at June 30, 2001, reversing the deterioration in such ratios seen at March 31, 2001. The ratio of nonperforming loans to total loans at June 30, 2001 improved by 7 basis points to .61% from .68% at the prior quarter-end, while net loan charge-offs to average loans decreased to .34% from .39% for the same comparative periods. As a result of such improvement, the coverage ratio of the reserve for loan losses to nonperforming loans increased to 228%, representing the highest level in the last nine quarters.

Total noninterest income for the second quarter 2001 grew by 11.0% over second quarter 2000 following a 15.1% increase in the first quarter of this year. The year-to-year improvement occurred primarily in the major categories of service charges on deposits and other service charges and fees. Corporate-owned life insurance income also increased by $565 resulting from higher outstanding balances and improved earnings rates.

Noninterest expenses for the second quarter 2001 decreased by 1.3% from second quarter 2000 and followed a decrease of 5.5% experienced in the first quarter 2001. Year-over-year improvement for both the second quarter and the six month period was realized in virtually all major categories of noninterest expense and resulted in efficiency ratios of 50.5% for the second quarter 2001 and 50.9% for the six month period, both representing record levels of performance.

Net Interest Income, Loan Growth and Funding Sources

Net interest income on a tax equivalent basis totaled $53,943 for the second quarter 2001, representing an increase of $1,646, or 3.1%, over the year-ago quarter which totaled $52,297, while net interest margin for the 2001 quarter improved to 4.04% as compared to 3.84% for the 2000 quarter. As shown in the Volume/Rate Analysis on page 14, the primary factors contributing to the improvement in net interest income and net interest margin were the increase in higher-yielding loan balances accompanied by the decrease in high-cost borrowed funds, both occurring against a backdrop of declining interest rates. First Midwest has maintained a liability-sensitive balance sheet during 2000 and 2001 (a discussion of which provided in more detail on Page 16 of the 2000 Form 10-K) that reflects the decline in interest rates resulting from the series of Federal Reserve interest rate reductions which positively impacted First Midwest's net interest income and margin because the rates paid on the Company's interest bearing liabilities decreased at a faster pace than the rates earned on interest earning assets. This dynamic was especially evident in the liability accounts that reprice more quickly, namely borrowed funds and money market deposits. Although the decrease in interest rates also reduced income earned on the higher-yielding loan portfolio, such reduction was more than offset by reduced interest expense on these liability accounts. As a result, both net interest income and net interest margin improved, with the latter increasing for the second consecutive quarter to its highest rate since the fourth quarter of 1999.

First Midwest continued to experience growth in average loans during the second quarter of 2001, with total average loans increasing by 5.7% as compared to the same period in 2000. As shown in the tables below, loan growth was experienced across virtually all categories based on both average and period-end balances. These increases were experienced despite the sale of $30 million in consumer home equity loans occurring at year-end 2000.

Total average deposits increased by 3.2% in the second quarter of 2001 as compared to the prior year and permitted First Midwest to further reduce its higher-cost wholesale funding. Average wholesale funding has now dropped for four consecutive quarters as the increase in core deposit growth combined with a reduction in the securities-available-for-sale portfolio continued to be sufficient to support loan growth.

Loan Growth

The following table summarizes growth in loans based upon both average and period end balances:
	Average Balances

	June 30, 2001	June 30, 2000	% Change

Commercial, industrial and agricultural	$915,295	$849,701	7.7
Consumer	939,740	915,692	2.6
Real estate - 1 - 4 family	233,870	258,933	(9.7)
Real estate - commercial	954,104	870,187	9.6
Real estate - construction	282,281	252,294	11.9

Loans, net of unearned discount	$3,325,290	$3,146,807	5.7

	As of Period End
	2001	2000		June 30 % Change From

	June 30	December 31	June 30	12/31/00	6/30/00

Commercial, industrial and agricultural	$933,700	$884,944	$860,133	5.5	8.6
Consumer	948,406	924,189	933,769	2.6	1.6
Real estate - 1 - 4 family	226,809	250,635	259,352	(9.5)	(12.5)
Real estate - commercial	967,457	900,781	896,196	7.4	8.0
Real estate - construction	296,382	272,647	252,258	8.7	17.5

Loans, net of unearned discount	$3,372,754	$3,233,196	$3,201,708	4.3	5.3

Core Funding Sources

The following table provides a comparison of average core funding sources for the quarters ended June 30, 2001 and 2000 based upon average balances. Average, rather than period-end balances are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.
	Average Balances

	June 30, 2001	June 30, 2000	% Change

Demand Deposits	$682,311	$665,932	2.5
Savings deposits	459,758	484,194	(5.0)
NOW accounts	478,449	484,426	(1.2)
Money market deposits	550,181	471,792	16.6
Time deposits	2,006,332	1,940,270	3.4

Total deposits	4,177,031	4,046,614	3.2
Borrowed funds	1,074,391	1,323,701	(18.8)

Total funding sources	$5,251,422	$5,370,315	(2.2)

Volume/Rate Analysis

The table below summarizes the changes in average interest-bearing assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended June 30, 2001 and 2000. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis.
Quarters Ended June 30, 2001 and 2000

	Average Balances			Average Interest Rates Earned/Paid				Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

						Basis
			Increase			Points				Increase
	2001	2000	(Decrease)	2001	2000	Inc/(Dec)		2001	2000	(Decrease)	Volume	Rate	Total

Fed funds sold and other investments
short-term investments	$9,853	$9,373	$480	4.43%	6.44%	(2.01)%		$109	$151	$(42)	$9	$(51)	$(42)
Mortgages held for sale	10,241	3,909	6,332	6.64%	7.78%	(1.14)%		170	76	94	103	(9)	94
Securities available for sale	1,902,161	2,242,339	(340,178)	6.86%	6.84%	0.02%		32,625	38,321	(5,696)	(5,836)	140	(5,696)
Securities held to maturity	96,529	46,963	49,566	7.75%	7.55%	0.20%		1,870	887	983	959	24	983
Loans net of unearned
discount	3,325,290	3,146,807	178,483	8.18%	8.79%	(0.61)%		67,966	69,179	(1,213)	5,080	(6,293)	(1,213)

Total interest-earning assets	$5,344,074	$5,449,391	$(105,317)	7.69%	7.97%	(0.28)%		$102,740	$108,614	$(5,874)	$315	$(6,189)	$(5,874)

Savings deposits	$459,758	$484,194	$(24,436)	1.84%	1.93%	(0.09)%		$2,112	$2,337	$(225)	$(115)	$(110)	$(225)
NOW accounts	478,449	484,426	(5,977)	1.66%	1.86%	(0.20)%		1,983	2,257	(274)	(28)	(246)	(274)
Money market deposits	550,181	471,792	78,389	3.31%	4.24%	(0.93)%		4,559	5,005	(446)	1,406	(1,852)	(446)
Time deposits	2,006,332	1,940,270	66,062	5.50%	5.54%	(0.04)%		27,580	26,872	708	906	(198)	708
Borrowed funds	1,074,391	1,323,701	(249,310)	4.68%	6.00%	(1.32)%		12,563	19,846	(7,283)	(3,358)	(3,925)	(7,283)

Total interest-bearing
liabilities	$4,569,111	$4,704,383	$(135,272)	4.27%	4.79%	(0.52)%		$48,797	$56,317	$(7,520)	$(1,189)	$(6,331)	$(7,520)

Net interest margin / income				4.04%	3.84%	0.20%	%	$53,943	$52,297	$1,646	$1,504	$142	$1,646

		2001		2000
Net Interest Margin Trend By Quarter		2nd	1st	4th	3rd		2nd		1st

Yield on interest earning assets		7.69%	7.94%	8.12%	8.13%		7.97%		7.86%
Rates paid on interest bearing liabilities		4.27%	4.86%	5.26%	5.16%		4.79%		4.54%
	Net interest margin	4.04%	3.77%	3.61%	3.66%		3.84%		3.96%

Volume/Rate Analysis

The table below summarizes the changes in average interest-bearing assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the six months ended June 30, 2001 and 2000. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis.

Six Months Ended June 30, 2001 and 2000

	Average Balances			Average Interest Rates Earned/Paid					Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

							Basis
			Increase				Points				Increase
	2001	2000	(Decrease)	2001	2000		Inc/(Dec)		2001	2000	(Decrease)	Volume	Rate	Total

Fed funds sold and other investments
short-term investments	$7,920	$7,199	$721	5.18%	6.17%		(0.99)%		$205	$222	$(17)	$27	$(44)	$(17)
Mortgages held for sale	7,925	5,962	1,963	6.74%	7.98%		(1.24)%		267	238	29	55	(26)	29
Securities available for sale	1,951,279	2,223,199	(271,920)	6.32%	6.26%		0.06%		61,709	69,540	(7,831)	(8,608)	777	(7,831)
Securities held to maturity	90,744	43,970	46,774	19.69%	37.58%		(17.89)%		8,935	8,262	673	1,218	(545)	673
Loans net of unearned						%
discount	3,291,832	3,075,373	216,459	8.33%	8.68%		(0.35)%		137,062	133,428	3,634	8,504	(4,871)	3,633

Total interest-earning assets	$5,349,700	$5,355,703	$(6,003)	7.78%	7.91%		(0.13)%		$208,178	$211,690	$(3,512)	$1,196	$(4,709)	$(3,513)

Savings deposits	$455,254	$481,904	$(26,650)	1.89%	1.93%		(0.04)%		$4,297	$4,655	$(358)	$(253)	$(105)	$(358)
NOW accounts	458,688	465,230	(6,542)	1.78%	1.87%		(0.09)%		4,092	4,347	(255)	(60)	(195)	(255)
Money market deposits	540,956	464,657	76,299	3.69%	4.09%		(0.40)%		9,968	9,497	471	1,177	(706)	471
Time deposits	2,030,041	1,943,376	86,665	5.71%	5.41%		0.30%		57,994	52,541	5,453	2,402	3,051	5,453
Borrowed funds	1,092,543	1,257,375	(164,832)	5.16%	5.81%		(0.65)%		28,199	36,558	(8,359)	(4,502)	(3,857)	(8,359)

Total interest-bearing
liabilities	$4,577,482	$4,612,542	$(35,060)	4.57%	4.67%		(0.10)%		$104,550	$107,598	$(3,048)	$(1,236)	$(1,812)	$(3,048)

Net interest margin / income				3.87%	3.89%		(0.02)%	%	$103,628	$104,092	$(464)	$2,432	$(2,897)	$(465)

Noninterest Income

Noninterest income increased by $1,710, or 11.0%, to $17,269 for the quarter ended June 30, 2001, as compared to $15,559 for the same period in 2000. Noninterest income totaled $34,195 for the six months ended June 30, 2001 as compared to $30,267 for the same period in 2000 for an increase of $3,928, or 13.0%. The factors resulting in the year-to-year changes are discussed below.

Service charges on deposit accounts increased 10.8% to $6,089 in the second quarter of 2001 as compared to $5,496 for the like 2000 period. The $593 increase is primarily attributable to higher returned check (NSF) revenue as a result of a tightening in fee waiver practices in addition to increases in service charges on business checking and savings accounts. Other service charges, commissions and fees increased by $384, or 9.0%, to $4,628 for the quarter ended June 30, 2001 over the second quarter 2000 of $4,244 due primarily to increases of $310 in commissions on mortgage loan originations and $151 in merchant credit card fees.

Trust and investment management fees for the second quarter 2001 decreased $32, or 1.2%, to $2,648 as compared to the $2,680 for the same period in 2000. These fees generally follow the amount of total assets under management, as well as conditions in the equity and credit markets, as such fees on certain accounts are based on market value. The decrease in the second quarter of 2001 was due in part to the overall condition of equity and credit markets since the beginning of the year, as well as to a modest decline in sales related to certain customers' reluctance to commit new funds and shift existing assets. Additionally, during the second quarter of 2001, activities were undertaken to merge First Midwest Trust Company into First Midwest Bank. The merger, which is further discussed below under the "Noninterest Expense" section, was completed on June 30, 2001. Incident to the merger, the premises housing the Company's primary trust operations were sold to a third party with such operations being moved to one of the Company's largest banking facilities in the south metro Chicago region. Management believes that the merger of the trust operations into the Bank has revenue enhancement potential arising from the more seamless and integrated delivery of trust, investment management and fiduciary services to the Bank's more extensive commercial and personal client base.

First Midwest's investment in corporate-owned life insurance generated $2,019 in income for the second quarter 2001 for an increase of $565, or 38.9%, as compared to the same period in 2000 due to higher outstanding balances and improved earnings rates resulting from the renegotiation of certain terms of the underlying insurance policies. Other income increased by $154, or 8.9%, to $1,887 for the second quarter 2001 as compared to the 2000 period primarily as a result of the above-mentioned sale of premises.

Noninterest Expense

Noninterest expense totaled $36,719 for the quarter ended June 30, 2001 as compared to the year-ago period of $37,200 for a decrease of $481, or 1.3%. For the six months ended June 30, 2001, noninterest expense decreased $2,521, or 3.4%, as compared to the same period in 2000. A comparison of the major categories of noninterest expense is discussed below.

Salaries and wages decreased by $461, or 3.0%, for the quarter ended June 30, 2001 as compared to prior year levels. The decrease was principally due to the elimination of approximately 100 full time equivalent employees of First Midwest Mortgage Corporation ("FMMC") in the first quarter of 2000. Additionally, modest other staffing reductions were experienced as a result of the reorganization of certain support operations of First Midwest Bank. Such staffing reductions also reduced the related retirement and other employee benefits by $35, or 0.8%, in the second quarter of 2001 compared to the same year-ago period.

Occupancy expenses increased $520, or 15.8%, for the 2001 quarter as compared to $3,299 for the same year-ago period. The increase is primarily attributable to one-time costs, representing various fixed asset and leasehold improvement write-offs in the approximate amount of $200 each, relating to the closing of two supermarket branches and the above-mentioned sale of the building housing trust operations. Equipment expense decreased $12, or 0.6%, as compared to the same year ago period of $1,901 due primarily to reduced depreciation expense relating the discontinuation of FMMC operations.

Technology and related costs decreased $160, or 5.9%, to $2,558 in the second quarter 2001 as compared to $2,718 for the same quarter in 2000 with approximately one-third of the decrease incident to the discontinuation of FMMC operations in 2000.

Professional services declined by $646, or 29.8%, to $1,522 for the quarter ended June 30, 2001 as compared to $2,168 for the 2000 quarter with such decrease being attributable to the elimination of certain professional costs associated with FMMC, as well as legal and other costs incurred to liquidate that corporation. Effective June 30, 2001, First Midwest Bank converted its charter from a national banking association to an Illinois banking corporation. The Bank's charter conversion was effected to realize a reduction in supervisory costs, included in the professional fees category, with such reduction estimated to be approximately $125 per quarter for the second half of 2001and in the range of $500 - $600 for 2002. Incident to such conversion, certain costs were incurred to change stationery, supplies, etc., which, combined with the general 3% increase in postage in 2001, contributed to the $350, or 5.5%, increase in other expenses for the second quarter 2001 as compared to the year-ago period.

As a result of continued cost containment and increased revenue from net interest income and noninterest income, the efficiency ratio for the quarter ended June 30, 2001 dropped to a record 50.5% as compared to the 2000 second quarter ratio of 54.0%, while the ratio for the six months ended June 30, 2001 was a record 50.9%, as compared to 54.3% for the same period in 2000.

Income Tax Expense

Income tax expense totaled $6,559 for the quarter ended June 30, 2001, increasing from $5,684 for the same period in 2000 and reflects effective income tax rates of 24.4% and 23.4%, respectively. Income tax expense totaled $12,498 for the six months ended June 30, 2001, increasing from $11,349 for the same period in 2000 and reflects effective tax rates of 24.0% and 23.6%, respectively.

Credit Quality and the Reserve for Loan Losses

The following table summarizes certain credit quality data for the last five calendar quarters:
	2001		2000
	June 30	March 31	December 31	September 30	June 30

Nonaccrual loans	$20,518	$22,453	$19,849	$20,313	$19,838
Foreclosed real estate	2,425	1,246	1,337	2,467	1,295

Total nonperforming assets	$22,943	$23,699	$21,186	$22,780	$21,133

90 days past due and still accruing interest	$5,187	$5,339	$7,045	$6,217	$6,099

Nonperforming loans to total loans	0.61%	0.68%	0.61%	0.62%	0.62%
Nonperforming assets to total loans plus
foreclosed real estate	0.68%	0.72%	0.65%	0.69%	0.66%

Reserve for loan losses to loans	1.38%	1.39%	1.39%	1.37%	1.38%
Reserve for loan losses to
nonperforming loans	228%	202%	227%	222%	222%
Provision for loan losses	$4,065	$3,458	$1,995	$2,625	$2,512
Net loan charge-offs	$2,781	$3,130	$1,951	$1,688	$1,384
Net loan charge-offs to average loans	0.34%	0.39%	0.23%	0.21%	0.18%

Nonaccrual loans, totaling $20,518 at June 30, 2001 are comprised of commercial and agricultural loans (27%), real estate loans (60%) and consumer loans (13%). Foreclosed real estate, totaling $2,425 at June 30, 2001 primarily represents real estate loans on 1-4 family properties. First Midwest's disclosure with respect to impaired loans is contained in Note 4 to the interim consolidated financial statements, located on page 8.

Transactions in the reserve for loan losses during the quarters and six months ended June 30, 2001 and 2000 are summarized in the following table:
	Quarters Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000

Balance at beginning of period	$45,421	$42,984	$45,093	$42,645
Provision for loan losses	4,065	2,512	7,523	4,474

Loans charged-off	(3,572)	(2,052)	(7,276)	(4,406)
Recoveries of loan previously charged-off	791	668	1,365	1,399

Net loans (charged-off)	(2,781)	(1,384)	(5,911)	(3,007)

Balance at end of period	$46,705	$44,112	$46,705	$44,112

Credit quality ratios improved at June 30, 2001, reversing the deterioration in such ratios seen at March 31, 2001, with the ratio of nonperforming loans to total loans dropping by 7 basis points to 0.61% from 0.68% at the prior quarter end, while net charge-offs to average loans decreased to 0.34% from 0.39% for the quarters then ended.

The provision for loan losses for the second quarter 2001 totaled $4,065 and exceeded net charge-offs by $1,284, resulting in a ratio of the reserve for loan losses to total loans of 1.38% as of quarter end. The provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-offs, delinquencies, collateral values, Management's assessment of current and prospective economic conditions and the level of the reserve for loan losses. First Midwest maintains a reserve for loan losses to absorb losses inherent in the loan portfolio. The appropriate level of the reserve for loan losses is determined by systematically performing a review of the loan portfolio quality as required by First Midwest's credit administration policy. The reserve for loan losses consists of three elements; (i) specific reserves established for any impaired commercial, real estate commercial and real estate construction loan for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience; and, (iii) reserves based on general economic conditions as well as specific economic factors in the markets in which First Midwest operates.

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

Capital

Capital Measurements

The table below compares First Midwest's capital structure to the minimum capital ratios required by its primary regulator, the Federal Reserve Board ("FRB"). Both First Midwest and its bank subsidiary First Midwest Bank ("FMB") are subject to the minimum capital ratios defined by banking regulators pursuant to the FDIC Improvement Act ("FDICIA") and have capital measurements in excess of the levels required by their bank regulatory authority to be considered "well-capitalized," which is the highest capital category established under the FDICIA.
	Actual		Capital Required
				Minimum
			Minimum	Well-
	First		Required	Capitalized
	Midwest	FMB	FRB	FDICIA

As of June 30, 2001:
Tier I capital to risk-based assets	10.69%	9.19%	4.00%	6.00%
Total capital to risk-based assets	11.83%	10.30%	8.00%	10.00%
Leverage ratio	7.58%	6.74%	3.00%	5.00%

As of December 31, 2000:
Tier I capital to risk-based assets	10.51%	9.57%	4.00%	6.00%
Total capital to risk-based assets	11.61%	10.67%	8.00%	10.00%
Leverage ratio	7.36%	6.67%	3.00%	5.00%

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

Capital Management

First Midwest has continued to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to shareholders in the form of dividends and through common stock repurchases, with the latter resulting in an increase in the percentage ownership of the Company by existing shareholders.

The following table summarizes the shares repurchased by First Midwest for the prior three calendar years and for the current year-to-date period:

	Quarters Ended		Years Ended December 31,
	6/30/01	3/31/01	2000	1999	1998

Shares repurchased	852	187	485	2,669	1,275
Cost	$24,343	$5,117	$12,195	$70,043	$35,434

As of June 30, 2001, First Midwest had 845 shares remaining to be repurchased under its current share repurchase authorization.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits - See Exhibit Index appearing on page 22.
(b) Forms 8-K and 8-K/A -

On April 18, 2001, First Midwest filed a report on Form 8-K announcing its earnings results for the quarter ended March 31, 2001.

On April 18, 2001, First Midwest filed a report on From 8-K announcing the completion of the 3 million share repurchase authorization approved by its Board of Directors in February 1999.

On April 30, 2001, First Midwest filed a report on Form 8-K to announce the approval of all matters put forth to its shareholders at its Annual Meeting on April 25.

On April 30, 2001, First Midwest filed a report on Form 8-K/A to amend the previously reported voting results.

On May 16, 2001, First Midwest filed a report on Form 8-K announcing the declaration of a quarterly cash dividend on its common stock of $0.20 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ DONALD J. SWISTOWICZ
Donald J. Swistowicz Executive Vice President*

Date: August 14, 2001

* Duly authorized to sign on behalf of the Registrant.

EXHIBIT INDEX

Exhibit Number	Description of Documents	Sequential Page Number

15	Acknowledgment of Ernst & Young LLP	23
99	Independent Accountant's Review Report	24