Form 10-Q
period 2001-09-30
FIRST MIDWEST BANCORP INC
filed 2001-11-14
CIK 702325

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2001 or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________________to ____________________.

Commission File Number 0-10967
____________________________________________________________________________________________
FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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

As of November 13, 2001, 39,020,216 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.
Exhibit Index is located on page 23*.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS

Page

Part I. FINANCIAL INFORMATON

Item 1. Financial Statements

Consolidated Statements of Condition	3*
Consolidated Statements of Income	4*
Consolidated Statements of Cash Flows	5*
Notes to Consolidated Financial Statements	6*

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11*

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	22*

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CONDITION (Amounts in thousands)
		September 30, 2001		December 31, 2000

		(Unaudited)
Assets
Cash and due from banks			$184,120	$166,423
Federal funds sold and other short-term investments			3,762	18,070
Mortgages held for sale			10,966	5,438
Securities available for sale, at market value			1,830,378	2,130,148
Securities held to maturity, at amortized cost			87,014	84,797

Loans, net of unearned discount			3,448,248	3,233,196
Reserve for loan losses			(47,745)	(45,093)

	Net loans		3,400,503	3,188,103

Premises, furniture and equipment			77,698	81,840
Accrued interest receivable			37,321	41,589
Investment in corporate owned life insurance			133,412	126,860
Other assets			54,397	63,216

	Total assets		$5,819,571	$5,906,484

Liabilities
Demand deposits			$727,486	$705,404
Savings deposits			415,923	447,455
NOW accounts			493,763	450,503
Money market deposits			611,986	535,391
Time deposits			1,930,336	2,113,452

	Total deposits		4,179,494	4,252,205

Borrowed funds			1,117,013	1,145,872
Accrued interest payable			11,852	20,568
Other liabilities			53,915	41,116

	Total liabilities		5,362,274	5,459,761

Stockholders' equity
Preferred stock, no par value; 1,000 shares authorized, none issued			-	-
Common stock, $.01 par value; authorized 60,000 shares; issued 45,543 shares; outstanding: September 30, 2001 - 39,287 shares; December 31, 2000 - 40,861 shares ____

			455	455
Additional paid-in capital			76,415	78,269
Retained earnings			524,662	487,878
Accumulated other comprehensive income (loss), net of tax			16,695	(7,039)
Treasury stock, at cost: September 30, 2001 - 6,256 shares December 31, 2000 - 4,682 shares
			(160,930)	(112,840)
Total stockholders' equity			457,297	446,723

Total liabilities and stockholders' equity			$5,819,571	$5,906,484

See notes to consolidated financial statements.
FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (Amounts in thousands, except per share data) (Unaudited)
	Quarters Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000
Interest Income
Loans	$66,722	$72,143	$203,784	$205,571
Securities available for sale	26,971	35,351	88,404	104,244
Securities held to maturity	1,381	725	4,217	2,134
Federal funds sold and other short-term investments	277	853	749	1,313

Total interest income	95,351	109,072	297,154	313,262

Interest Expense
Deposits	31,762	41,158	108,113	112,198
Borrowed funds	10,310	20,886	38,509	57,444

Total interest expense	42,072	62,044	146,622	169,642

Net interest income	53,279	47,028	150,532	143,620

Provision for loan losses	5,248	2,625	12,771	7,099

Net interest income after provision for loan losses	48,031	44,403	137,761	136,521

Noninterest Income
Service charges on deposit accounts	6,062	5,495	17,643	15,980
Trust and investment management fees	2,589	2,677	7,910	7,835
Other service charges, commissions, and fees	4,924	3,979	13,819	11,761
Corporate owned life insurance income	1,935	1,494	6,222	4,371
Security gains, net	55	1,111	757	1,054
Other income	1,673	1,507	5,082	5,529

Total noninterest income	17,238	16,263	51,433	46,530

Noninterest Expense
Salaries and wages	15,408	14,422	44,709	45,525
Retirement and other employee benefits	4,111	3,897	12,345	11,926
Occupancy expense of premises	3,459	3,411	11,392	10,177
Equipment expense	1,872	2,084	5,715	6,041
Technology and related costs	2,594	2,581	7,693	8,297
Professional services	1,637	1,694	4,474	5,512
Advertising and promotions	628	1,043	2,597	3,143
Other expenses	7,175	5,904	19,771	18,748

Total noninterest expense	36,884	35,036	108,696	109,369

Income before income tax expense	28,385	25,630	80,498	73,682
Income tax expense	7,136	6,228	19,634	17,577

Net income	$21,2499	$19,402	$60,864	$56,105

Per Share Data
Basic earnings per share	$0.53	$0.47	$1.51	$1.36
Diluted earnings per share	$0.53	$0.47	$1.50	$1.36

Cash dividends per share	$0.20	$0.18	$0.60	$0.54

Weighted average shares outstanding	39,782	41,057	40,380	41,103
Weighted average diluted shares outstanding	40,095	41,313	40,636	41,338

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)
	Nine Months Ended September 30,

	2001	2000
Operating Activities
Net income	$60,864	$56,105
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,771	7,099
Depreciation of premises, furniture, and equipment	6,620	6,630
Net amortization (accretion) of premium (discount) on securities	712	(2,399)
Net (gains) on sales of securities	(757)	(1,054)
Net (gains) on sales of other real estate owned	(98)	(371)
Net (gains) on sales of premises, furniture, and equipment	(220)	(43)
Net loss on sale of mortgage servicing rights	-	222
Tax benefits from employee exercises of nonqualified stock options	620	1,527
Net (increase) in deferred income taxes	(1,045)	(3,611)
Net amortization of goodwill and other intangibles	2,245	2,412
Originations and purchases of mortgage loans held for sale	(191,912)	(75,278)
Proceeds from sales of mortgage loans held for sale	186,384	83,327
Net (increase) in corporate owned life insurance	(6,552)	(9,371)
Net decrease (increase) in accrued interest receivable	4,268	(9,862)
Net (decrease) increase in accrued interest payable	(8,716)	7,177
Net (increase) in other assets	(9,012)	(31,710)
Net increase (decrease) in other liabilities	13,079	(3,938)

Net cash provided by operating activities	69,251	26,862
Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	512,724	166,563
Proceeds from sales	505,001	183,391
Purchases	(675,939)	(407,846)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	25,651	8,877
Purchases	(27,820)	(8,393)
Net (increase) in loans	(229,409)	(344,322)
Proceeds from sales of other real estate owned	2,225	2,529
Purchases of other real estate owned	(203)	-
Proceeds from sales of premises, furniture, and equipment	2,415	737
Purchases of premises, furniture, and equipment	(4,633)	(7,975)
Proceeds from sale of mortgage servicing rights	-	22,564

Net cash provided (used) by investing activities	110,012	(383,875)
Financing Activities
Net (decrease) increase in deposit accounts	(72,711)	219,052
Net (decrease) increase in borrowed funds	(28,859)	181,473
Purchase of treasury stock	(52,072)	(6,494)
Proceeds from issuance of treasury stock	9	6
Cash dividends paid	(24,385)	(22,217)
Exercise of stock options	2,144	1,689

Net cash (used) provided by financing activities	(175,874)	373,509

Net increase in cash and cash equivalents	3,389	16,496
Cash and cash equivalents at beginning of period	184,493	156,973

Cash and cash equivalents at end of period	$187,882	$173,469

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of First Midwest Bancorp, Inc. ("First Midwest" or the "Company") have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all normal and recurring adjustments that are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires Management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In addition, certain reclassifications have been made to the 2000 data to conform to the 2001 presentation. For further information with respect to significant accounting policies followed by First Midwest in the preparation of its consolidated financial statements, refer to First Midwest's Annual Report on Form 10-K for the year ended December 31, 2000.

Disclosures about Segments of an Enterprise and Related Information

Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. First Midwest's chief operating decision maker evaluates the operations of the Company as one operating segment, commercial banking, due to the materiality of the commercial banking operation to the Company's financial condition and results of operations taken as a whole, and, as a result, separate segment disclosures are not required. First Midwest offers the following products and services to external customers: deposits, loans, and trust services. Revenues applicable to each of these products and services are disclosed separately in the Consolidated Statements of Income.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

Effective April 1, 2001, First Midwest adopted Financial Accounting Standards Board ("FASB") Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" that replaces, in its entirety, FASB Statement No. 125. Although FASB No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The adoption of FASB No. 140 had no material impact on the consolidated position or results of operations of First Midwest.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statements No. 141, "Business Combinations" ("FASB No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("FASB No. 142"). These Statements significantly change the accounting for business combinations, goodwill, and intangible assets. FASB No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Additionally, FASB No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. This Statement is effective for business combinations initiated after June 30, 2001.

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

 The following is a summary of First Midwest's intangible assets as of September 30, 2001 and December 31, 2000, which are included in other assets in the Consolidated Statements of Condition at September 30, 2001 and December 31, 2000:
	September 30, 2001	December 31 2000
Intangibles from acquisitions:
Goodwill	$16,937	$18,557
Core deposit premiums	1,285	1,839
Other identified intangibles	205	276
Total intangible assets	$18,427	$20,672

First Midwest will adopt FASB No. 142 on January 1, 2002. As of September 30, 2001 the average remaining life of unamortized goodwill was 7 years. Application of the non-amortization provisions of the Statement applicable to goodwill is expected to result in additional net income of approximately $2.2 million, or $.05 per share, per year. During 2002, First Midwest will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the financial position or results of operations of First Midwest.

2. SECURITIES

The aggregate amortized cost, gross unrealized gains and losses, and market value of securities were as follows:
	September 30, 2001				December 31, 2000

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available for Sale

U.S. Treasury	$401	$7	$-	$408	$602	$2	$-	$604
U.S. Agency	77,868	230	-	78,098	423,211	546	(1,068)	422,689
Mortgage-backed	1,181,809	22,490	(1,268)	1,203,031	1,172,187	5,648	(11,311)	1,166,524
State and municipal	477,826	14,256	(1,788)	490,294	480,730	6,202	(8,413)	478,519
Other	61,995	45	(3,493)	58,547	64,958	102	(3,248)	61,812

Total	$1,799,899	$37,028	$(6,549)	$1,830,378	$2,141,688	$12,500	$(24,040)	$2,130,148

Securities Held to Maturity

U.S. Treasury	$1,833	$-	$-	$1,833	$1,821	$17	$-	$1,838
U.S. Agency	75	-	-	75	75	-	(1)	74
State and municipal	61,724	778	-	62,502	60,392	709	(5)	61,096
Other	23,382	-	-	23,382	22,509	-	-	22,509

Total	$87,014	$778	$-	$87,792	$84,797	$726	$(6)	$85,517

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 6 to the interim consolidated financial statements on page 9*.

3. LOANS

The major classifications of loans are as follows:
	September 30,	December 31,
	2001	2000

Commercial, industrial, and agricultural	$938,488	$884,944
Consumer	979,826	924,189
Real estate - 1 - 4 family	217,275	250,635
Real estate - commercial	998,802	900,781
Real estate - construction	313,857	272,647

Total loans, net of unearned discount	$3,448,248	$3,233,196

4. RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

A summary of the transactions in the reserve for loan losses and details regarding impaired loans for the quarters and nine months ended September 30, 2001 and 2000 are summarized below:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Balance at beginning of period	$46,705	$44,112	$45,093	$42,645
Provision for loan losses	5,248	2,625	12,771	7,099

Loans charged-off	(5,032)	(2,224)	(12,308)	(6,630)
Recoveries of loans previously charged-off	824	536	2,189	1,935

Net loans (charged-off)	(4,208)	(1,688)	(10,119)	(4,695)

Balance at end of period	$47,745	$45,049	$47,745	$45,049

Impaired Loans:
Requiring valuation reserve (1)			$8,552	$74
Not requiring valuation reserve			8,666	15,691

Total impaired loans			$17,218	$15,765

Valuation reserve related to impaired loans			$3,010	$74
Average impaired loans			$15,771	$15,199
(1)	These impaired loans require a valuation reserve allocation because the value of the loans is less than the recorded investments in the loans.

Specific reserves are established for any impaired commercial, real estate commercial, and real estate construction loans for which the recorded investment in the loan exceeds the measured value of the loan. A loan is considered impaired when it is probable that First Midwest will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment valuation are defined as nonaccrual and restructured loans exclusive of smaller balance homogeneous loans such as home equity, installment, and 1-4 family residential loans. The value of the loan is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate, the market price of the loan, or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent.

5. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2001 and 2000:
	Quarters Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Basic Earnings Per Share:
Net income	$21,249	$19,402	$60,864	$56,105
Average common shares outstanding	39,782	41,057	40,380	41,103
Basic earnings per share	$0.53	$0.47	$1.51	$1.36

Diluted Earnings Per Share:
Net income	$21,249	$19,402	$60,864	$56,105

Average common shares outstanding	39,782	41,057	40,380	41,103
Dilutive effect of stock options	313	256	256	235

Diluted average common shares outstanding	40,095	41,313	40,636	41,338

Diluted earnings per share	$0.53	$0.47	$1.50	$1.36

6. COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, for the quarters and nine months ended September 30, 2001 and 2000 are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net Income	$21,249	$19,402	$60,864	$56,105
Unrealized holding gains on securities available for sale, net of reclassification adjustment	19,327	14,334	25,631	20,031
Unrealized holding (losses) on hedging activity	(1,227)	-	(1,897)	-

Comprehensive income	$39,349	$33,736	$84,598	$76,136

Disclosure of Reclassification Amount:
Unrealized holding gains on securities available for sale arising during the period
	$19,361	$15,012	$26,094	$20,702
Less: Reclassification adjustment for net gains realized during the period
	34	678	463	671

Net unrealized holding gains on securities available for sale
	$19,327	$14,334	$25,631	$20,031

Provided below is the change in accumulated other comprehensive income (loss) for the nine months ended September 30, 2001 and 2000:
	Nine Months Ended September 30,
	2001	2000

Beginning balance	$(7,039)	$(49,072)
Current year change	23,734	20,031

Ending Balance	$16,695	$(29,041)

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 2 to the interim consolidated financial statements on page 7*.

7. SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosures to the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 are as follows:
	Nine Months Ended September 30,
	2001	2000

Income taxes paid	$17,621	$24,059
Interest paid to depositors and creditors	155,338	162,465
Noncash transfers of loans to foreclosed real estate	4,238	3,468
Dividends declared but unpaid	7,879	7,382

8. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, First Midwest adopted Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FASB Nos. 137 and 138. The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. FASB No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives that are considered to be effective, as defined, will either offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or will be recorded in other comprehensive income until the hedged item is recorded in earnings. Any portion of a change in a derivative's fair value that is considered to be ineffective, as defined, may have to be immediately recorded in earnings. The adoption of these standards may cause volatility in both the income statement and the shareholders' equity section of the statement of condition.

First Midwest maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. This is accomplished by modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. On the date First Midwest enters into a derivative contract, it designates the derivative instrument as either a fair value hedge or cash flow hedge. Derivatives designated as hedges of changes in the fair value of an asset or liability are considered to be fair value hedges. Derivatives designated as hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to an asset or liability are considered to be cash flow hedges. Fair value hedges are accounted for by recording the changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk on the balance sheet with a corresponding offset record in current period net income. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability with changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income within shareholders' equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. Prior to entering a hedge transaction, First Midwest formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing quarterly basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the fair value of the derivative instrument is recorded in net income.

As of September 30, the only derivative contracts employed by First Midwest were interest rate swaps used to hedge the variability of forecasted cashflows on certain indexed deposit accounts. These interest rate swaps are designated as cash flow hedges under FASB No. 133. No ineffectiveness was recorded for such cash flow hedges for the quarter or nine month periods ended September 30, 2001. Changes in the fair value of these cash flow hedges are reported in the accumulated other comprehensive income component of stockholders' equity.

For additional details of the unrealized gains/(losses) on hedging activity, see Note 6 to the interim financial statements on page 9*.

9. CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business at September 30, 2001. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarters and nine months ended September 30, 2001 and 2000. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report as well as First Midwest's 2000 Annual Report on Form 10-K. Results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year of 2001. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is presented in thousands, except per share data.

Summary of Performance

Net income for the quarter ended September 30, 2001 increased to $21,249, or $0.53 per share, as compared $19,402, or $.47 per share, for the same period in 2000, representing an increase of 12.8% on a per share basis. Performance for the quarter resulted in an annualized return on average assets of 1.47% as compared to 1.30% for the same quarter in 2000 and an annualized return on average equity of 18.6% as compared to 19.1% for the 2000 quarter. For the nine months ended September 30, 2001, net income increased to $60,864, or $1.50 per share, as compared to $56,105, or $1.36 per share, for the same period in 2000, for an increase of 10.3% on a per share basis. Performance for the nine months ended September 30, 2001 resulted in a return on average assets of 1.42% as compared to 1.30% for the same period of 2000 and an annualized return on average stockholders' equity of 17.76% for the nine months ended September 30, 2001 as compared to 19.51% for the same period in 2000.

The reduction in return on average equity for the third quarter and nine months of 2001 as compared to 2000 is attributable to a $39 million increase in total stockholders' equity at September 30, 2001 over the year-earlier level resulting primarily from the increase in the market value of the available-for-sale securities portfolio. As a result of such increase, book value per share as of September 30, 2001 improved to $11.64 from $10.21 a year-ago, for an increase of 14.0%.

Cash basis diluted earnings per share (which excludes amortization of goodwill, core deposit premiums, and other intangibles, net of tax) increased to $0.55 per share for the third quarter of 2001 as compared to 2000's $0.49 per share representing an increase of 12.2% on a per share basis. For the nine months ended September 30, 2001, cash diluted earnings per share increased to $1.55 per share as compared to $1.41 per share for the 2000 period,representing an increase of 9.9%. On a cash basis, the return on average assets (which excludes goodwill, core deposit premiums and other intangibles, net of tax, from total average assets) was 1.52% for the third quarter of 2001 as compared to 2000's 1.35%, while cash basis return on average equity for the third quarter of 2001 was 19.14% as compared to 2000's 19.76%. Performance for the nine months ended September 30, 2001 resulted in cash basis return on average assets of 1.47% as compared to 1.35% for the 2000 period and cash basis return on average equity of 18.35% as compared to 20.21% for the 2000 period.

As the result of continued loan growth and the series of interest rate reductions initialed by the Federal Reserve in 2001, net interest margin for third quarter 2001 improved to 4.27% as compared to 4.04% and 3.77% in second and first quarter 2001, respectively. Since troughing at 3.61% in fourth quarter 2000, margin has improved by 66 basis points year to date.

Factoring out the effect of net security gains, total noninterest income for third quarter 2001 grew by 13.4% over 2000's like quarter while the nine months of 2001 grew by 11.4% over the prior year period. The year-over-year improvement for both the third quarter and nine month periods was realized across all categories of noninterest income except for market sensitive trust and investment management fees. Total noninterest expenses for third quarter 2001 increased by 5.3% from 2000's like quarter while on a linked-quarter basis they were virtually unchanged. The efficiency ratios for the third quarter 2001 and nine month period continued to drop to a record 48.9% and 50.2%, respectively as compared to the third quarter 2000 and nine month period of 52.0% and 53.5%, respectively.

The provision for loan losses for third quarter 2001 totaled $5,248, exceeding net charge-offs by $1,040, while the provision for the nine month period of $12,771 exceeded net charge-offs by $2,652. Net loan charge-offs for the third quarter 2001 were .49% of average loans, up from .21% for the like 2000 period and .34% for the second quarter 2001.

Net Interest Income, Loan Growth and Funding Sources

Net Interest Income/Margin

Net interest income on a tax equivalent basis totaled $56,823 for third quarter 2001, representing an increase of $5,982, or 11.8%, over the year-ago quarter of $50,841, with net interest margin for the 2001 quarter improving by 61 basis points to 4.27% as compared to 3.66% for the 2000 quarter. As shown in the Volume/Rate Analysis on page 15*, the increase in net interest income is attributable to the reduction of interest expense paid on interest bearing liabilities totaling $19,972 for third quarter 2001 exceeding the reduction of interest income earned on interest-earning assets totaling $13,990 for such quarter.

The on-going reduction of interest rates initiated by the Federal Reserve continues to positively impact First Midwest's net interest income and margin as the Company's liability sensitive balance sheet repriced liabilities downward at a faster pace than rates reduced on interest earning assets. Further contributing to the current quarter increase in net interest margin was the continued loan growth of $164,039, or 5.1%, over the year-ago like quarter. Such loan growth was funded by the liquidity of the securities available for sale portfolio allowing continued reduction in higher cost wholesale funds, with average borrowings decreasing by 19.2% as compared to the 2000 period, as further described below.

Loan Growth

The following tables summarize growth in loans based upon both average and period end balances:
	Year to Date Average Balances

	September 30, 2001	September 30, 2000	% Change

Commercial, industrial and agricultural	$912,394	$849,819	7.4
Consumer	945,246	907,252	4.2
Real estate - 1 - 4 family	234,168	258,783	(9.5)
Real estate - commercial	946,823	869,522	8.9
Real estate - construction	290,924	245,183	18.7

Loans, net of unearned discount	$3,329,555	$3,130,559	6.4

	As of Period End
	2001	2000		September 30 % Change From

	September 30	December 31	September 30	12/31/00	9/30/00

Commercial, industrial and agricultural	$938,488	$884,944	$891,856	6.1	5.2
Consumer	979,826	924,189	953,980	6.0	2.7
Real estate - 1 - 4 family	217,275	250,635	258,800	(13.3)	(16.0)
Real estate - commercial	998,802	900,781	913,814	10.9	9.3
Real estate - construction	313,857	272,647	280,196	15.1	12.0

Loans, net of unearned discount	$3,448,248	$3,233,196	$3,298,646	6.7	4.5

Total average loans for the nine months of 2001 increased by 6.4% as compared to the 2000 period, while on a linked-quarter basis total average loans for the third quarter 2001 grew by 2.4%. Loan growth continues across all three major categories of commercial, consumer, and real estate with the largest increases on both a year-to-date and linked-quarter basis being experienced in the real estate category. The increase in total loans was experienced despite the sale of $30 million in consumer home equity loans occurring at year-end 2000.

Core Funding Sources

The following tables provide a comparison of average core funding sources for the quarters and nine months ended September 30, 2001 and 2000 based upon average balances. Average, rather than period-end balances are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.
	Quarter-to-Date Average Balances

	September 30, 2001	September 30, 2000	% Change

Demand deposits	$698,963	$657,678	6.3
Savings deposits	414,357	461,937	(10.3)
NOW accounts	504,699	496,867	1.6
Money market deposits	605,053	499,582	21.1
Time deposits	1,960,950	2,050,829	(4.4)

Total deposits	4,184,022	4,166,893	0.4
Borrowed funds	1,050,214	1,300,272	(19.2)

Total funding sources	$5,234,236	$5,467,165	(4.3)

	Year-to-Date Average Balances

	September 30, 2001	September 30, 2000	% Change

Demand deposits	$679,375	$662,964	2.5
Savings deposits	441,472	475,200	(7.1)
NOW accounts	474,193	475,853	(0.3)
Money market deposits	562,557	476,384	18.1
Time deposits	2,006,767	1,979,455	1.4

Total deposits	4,164,364	4,069,856	2.3
Borrowed funds	1,078,278	1,271,778	(15.2)

Total funding sources	$5,242,642	$5,341,634	(1.9)

Although total average deposits increased a modest 0.4% in the third quarter of 2001 as compared to the prior year, total average deposits for the nine months of 2001 increased by 2.3% over the 2000 period and were essentially unchanged on a linked-quarter basis. This modest core deposit growth coupled with the liquidity provided by the securities portfolio funded the quarter's loan growth while, at the same time, allowing continued reduction in higher cost wholesale funds, with the latter decreasing by 2.3% on a linked-quarter basis and by 15.2% for the nine months of 2001 as compared to the 2000 period.

Volume/Rate Analysis

The table below summarizes the changes in average interest-bearing assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended September 30, 2001 and 2000. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis.

Quarters Ended September 30, 2001 and 2000

	Average Balances			Average Interest Rates Earned/Paid				Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

						Basis
			Increase			Points				Increase
	2001	2000	(Decrease)	2001	2000	Inc/(Dec)		2001	2000	(Decrease)	Volume	Rate	Total

Fed funds sold and other investments
short-term investments	$13,531	$46,498	$(32,967)	3.16%	6.62%	(3.46)%		$107	$769	$(662)	$(381)	$(281)	$(662)
Mortgages held for sale	10,305	3,876	6,429	6.60%	8.67%	(2.07)%		170	84	86	100	(14)	86
Securities available for sale	1,797,787	2,222,516	(424,729)	6.67%	6.97%	(0.30)%		29,981	38,755	(8,774)	(7,143)	(1,631)	(8,774)
Securities held to maturity	93,545	43,886	49,659	7.73%	7.91%	(0.18)%		1,808	868	940	960	(20)	940
Loans net of unearned
discount	3,403,769	3,239,730	164,039	7.85%	8.94%	(1.09)%		66,829	72,409	(5,580)	3,984	(9,564)	(5,580)

Total interest-earning assets	$5,318,937	$5,556,506	$(237,569)	7.44%	8.13%	(0.69)%		$98,895	$112,885	$(13,990)	$(2,480)	$(11,510)	$(13,990)

Savings deposits	$414,357	$461,937	$(47,580)	1.52%	1.98%	(0.46)%		$1,572	$2,286	$(714)	$(218)	$(496)	$(714)
NOW accounts	504,699	496,867	7,832	1.59%	2.09%	(0.50)%		2,012	2,590	(578)	42	(620)	(578)
Money market deposits	605,053	499,582	105,471	2.95%	4.68%	(1.73)%		4,458	5,843	(1,385)	1,842	(3,227)	(1,385)
Time deposits	1,960,950	2,050,829	(89,879)	4.84%	5.94%	(1.10)%		23,720	30,439	(6,719)	(1,287)	(5,432)	(6,719)
Borrowed funds	1,050,214	1,300,272	(250,058)	3.93%	6.43%	(2.50)%		10,310	20,886	(10,576)	(3,500)	(7,076)	(10,576)

Total interest-bearing
liabilities	$4,535,273	$4,809,487	$(274,214)	3.71%	5.16%	(1.45)%		$42,072	$62,044	$(19,972)	$(3,121)	$(16,851)	$(19,972)

Net interest margin / income				4.27%	3.66%	0.61%	%	$56,823	$50,841	$5,982	$641	$5,341	$5,982

		2001			2000
Net Interest Margin Trend By Quarter		3rd	2nd	1st	4th	3rd	2nd	1st

Yield on interest earning assets	7.69%	7.44%	7.69%	7.94%	8.12%	8.13%	7.97%	7.86%
Rates paid on interest bearing liabilities	4.27%	3.71%	4.27%	4.86%	5.26%	5.16%	4.79%	4.54%
Net interest margin	4.04%	4.27%	4.04%	3.77%	3.61%	3.66%	3.84%	3.96%

Volume/Rate Analysis

The table below summarizes the changes in average interest-bearing assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the nine months ended September 30, 2001 and 2000. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis.

Nine Months Ended September 30, 2001 and 2000

	Average Balances			Average Interest Rates Earned/Paid				Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

						Basis
			Increase			Points				Increase
	2001	2000	(Decrease)	2001	2000	Inc/(Dec)		2001	2000	(Decrease)	Volume	Rate	Total

Fed funds sold and other investments
short-term investments	$9,811	$20,394	$(10,583)	4.24%	6.48%	(2.24)%		$312	$991	$(679)	$(408)	$(271)	$(679)
Mortgages held for sale	8,727	5,261	3,466	6.68%	8.16%	(1.48)%		437	322	115	159	(44)	115
Securities available for sale	1,899,552	2,222,969	(323,417)	6.85%	6.87%	(0.02)%		97,520	114,501	(16,981)	(16,605)	(376)	(16,981)
Securities held to maturity	91,688	43,942	47,746	7.95%	7.82%	0.13%		5,469	2,576	2,893	2,847	46	2,893
Loans net of unearned
discount	3,329,555	3,130,559	198,996	8.18%	8.79%	(0.61)%		204,167	206,484	(2,317)	21,815	(24,132)	(2,317)

Total interest-earning assets	$5,339,333	$5,423,125	$(83,792)	7.69%	7.99%	(0.30)%		$307,905	$324,874	$(16,969)	$7,808	$(24,777)	$(16,969)

Savings deposits	$441,472	$475,200	$(33,728)	1.77%	1.95%	(0.18)%		$5,869	$6,941	$(1,072)	$(473)	$(599)	$(1,072)
NOW accounts	474,193	475,853	(1,660)	1.72%	1.94%	(0.22)%		6,104	6,937	(833)	(24)	(809)	(833)
Money market deposits	562,557	476,384	86,173	3.42%	4.29%	(0.87)%		14,426	15,340	(914)	7,267	(8,181)	(914)
Time deposits	2,006,767	1,979,455	27,312	5.43%	5.59%	(0.16)%		81,714	82,980	(1,266)	1,176	(2,442)	(1,266)
Borrowed funds	1,078,278	1,271,778	(193,500)	4.76%	6.02%	(1.26)%		38,509	57,444	(18,935)	(7,970)	(10,965)	(18,935)

Total interest-bearing
liabilities	$4,563,267	$4,678,670	$(115,403)	4.28%	4.83%	(0.55)%		$146,622	$169,642	$(23,020)	$(24)	$(22,996)	$(23,020)

Net interest margin / income				4.03%	3.82%	0.21%	%	$161,283	$155,232	$6,051	$7,832	$(1,781)	$6,051

Noninterest Income

Noninterest income increased by $975, or 6.0%, to $17,238 for the quarter ended September 30, 2001, as compared to $16,263 for the same period in 2000. For the nine months ended September 30, 2001 noninterest income increased by $4,903, or 10.5%, to $51,433 as compared to $46,530 for the same period in 2000. Exclusive of net security gains, which totaled $55 for the third quarter 2001 as compared to net security gains of $1,111 for the like 2000 period, noninterest income increased by $2,031, or 13.4%. The factors resulting in the year-to-year changes are discussed below.

Service charges on deposit accounts increased 10.3% to $6,062 in the third quarter of 2001 as compared to $5,495 for the same 2000 period. The $567 increase is primarily attributable to an increase in NSF fee revenues relating to higher pricing and increased collection rates as a result of the tightening in fee waiver practices. Also contributing to the increase were higher service charges on business checking and savings accounts as a result of greater transaction volumes and new fee initiatives put in place in 2001. Other service charges, commissions and fees increased by $945, or 23.7%, to $4,924 for the quarter ended September 30, 2001 as compared to the third quarter 2000 of $3,979 with commissions on mortgage loan originations and sales of annuity, insurance and investment products principally accounting for the increase. Debit card and merchant card fees also positively impacted the year-to-year increase.

Trust and investment management fees for third quarter 2001 decreased $88, or 3.3%, to $2,589 as compared to the year-ago period of $2,677. Trust assets under management fell by approximately $97 million from $1.972 billion at September 30, 2000 to $1.875 billion at September 30, 2001, with the net decrease being primarily due to the general decline in equities since the beginning of 2001. Trust and investment management fees generally follow the amount of total assets under management, as well as conditions in the equity and credit markets, as such fees on certain accounts are based on market value. The decrease in fees experienced in the third quarter of 2001 was due in part to the overall condition of equity and credit markets since the beginning of the year, as well as to a slight decline in sales related to certain customers' reluctance to commit new funds and shift existing assets.

First Midwest's investment in corporate-owned life insurance increased to $133.4 million as compared to the year-ago levels of $114.7 million generating an increase in attendant revenue of $441, or 29.5%, for third quarter 2001 as compared to the year-ago like period. Additional purchases of insurance coupled with improved earnings rates resulting from the renegotiation of certain terms of the underlying insurance policies contributed to the increase. Other income increased by $166, or 11.0%, to $1,673 for third quarter 2001 as compared to the 2000 like period and is primarily due to greater ATM revenues.

Noninterest Expense

Noninterest expense totaled $36,884 for the quarter ended September 30, 2001 as compared to the year-ago period of $35,036 for an increase of $1,848, or 5.3%. For the nine months ended September 30, 2001, noninterest expense decreased $673, or 0.6%, as compared to the same period in 2000. A comparison of the major categories of noninterest expense is discussed below.

Salaries and wages increased by $986, or 6.8%, for the quarter ended September 30, 2001 as compared to prior year levels largely due to merit increases to hourly employees based upon annual evaluations conducted in August coupled with the expansion in commissioned-based sales staff in the mortgage origination and alternative investment departments. For the nine month period, salaries and wages decreased by $816, or 1.8%, as compared to the same period in 2000. The decrease was due to the elimination of approximately 100 full time equivalent employees of First Midwest Mortgage Corporation ("FMMC") in the first quarter of 2000, as well as modest staffing reductions experienced as a result of the reorganization of certain support operations of First Midwest Bank. The related retirement and other employee benefits increased by $214, or 5.5%, in the third quarter of 2001 as compared to the year-ago period.

Occupancy expenses increased $48, or 1.4%, for the 2001 quarter as compared to $3,411 for the like year-ago period. Equipment expense for the 2001 third quarter and nine months declined 10.2% and 5.4%, respectively, as compared to the same periods a year-ago due to reduced repair costs, depreciation expense, and lower maintenance contract costs as the result of renegotiated terms thereon.

Technology and related costs increased $13, or 0.5%, to $2,594 in third quarter 2001 as compared to $2,581 for the year-ago like period. For the nine months ended September 30, 2001, technology costs declined $604, or 7.3%, as compared to the year-ago period with approximately 60% of the decrease incident to the discontinuation of FMMC operations in 2000 and the balance due to lower data network costs as a result of renegotiated contract terms.

Professional services declined 3.4% and 18.8% for the quarter and nine months ended September 30, 2001, respectively, as compared to the year-ago like periods. Contributing to the decrease was an approximate $125 reduction in supervisory costs associated with the June 2001 charter conversion of First Midwest's banking subsidiary from a national banking association to an Illinois banking corporation. The elimination of certain professional costs associated with the discontinuation of FMMC operations and subsequent liquidation were also attributable to the year over year change, in addition to the reduction of certain professional consulting services.

Advertising and promotions decreased by $415, or 39.8%, for third quarter 2001 as compared to the year earlier period and decreased by $546, or 17.4% for the 2001 nine month period as compared to the year-ago like period due to a shift in marketing strategy and the scaling back of certain advertising programs.

Although other expenses increased 21.5% for the 2001 third quarter as compared to the prior year's quarter, on a year-to-date basis, other expenses increased 5.5%, and is reflective of across-the-board cost control efforts. The increase experienced in the current quarter is attributable to a loss on sale of assets, higher repossession expense, and merchant credit card expense with the remaining variance spread over various other expense categories.

As a result of continued effective cost controls and increased revenue from net interest income and noninterest income, the efficiency ratio for the quarter ended September 30, 2001 dropped to a record 48.9% as compared to the 2000 third quarter ratio of 52.0%, while the ratio for the nine months ended September 30, 2001 was 50.2%, as compared to 53.5% for the year-ago like period.

Income Tax Expense

Income tax expense totaled $7,136 for the quarter ended September 30, 2001, increasing from $6,228 for the same period in 2000 and reflects effective income tax rates of 25.1% and 24.3%, respectively. Income tax expense totaled $19,634 for the nine months ended September 30, 2001, increasing from $17,577 for the same period in 2000 and reflects effective tax rates of 24.4% and 23.9%, respectively.

Credit Quality and the Reserve for Loan Losses

The following table summarizes certain credit quality data for the last five calendar quarters:
	2001			2000
	September 30	June 30	March 31	December 31	September 30

Nonaccrual loans	$21,425	$20,518	$22,453	$19,849	$20,313
Foreclosed real estate	3,651	2,425	1,246	1,337	2,467

Total nonperforming assets	$25,076	$22,943	$23,699	$21,186	$22,780

90 days past due and still accruing interest	$6,117	$5,187	$5,339	$7,045	$6,217

Nonperforming loans to total loans	0.62%	0.61%	0.68%	0.61%	0.62%
Nonperforming assets to total loans plus
foreclosed real estate	0.73%	0.68%	0.72%	0.65%	0.69%

Reserve for loan losses to loans	1.38%	1.38%	1.39%	1.39%	1.37%
Reserve for loan losses to
nonperforming loans	223%	228%	202%	227%	222%
Provision for loan losses	$5,248	$4,065	$3,458	$1,995	$2,625
Net loan charge-offs	$4,208	$2,781	$3,130	$1,951	$1,688
Net loan charge-offs to average loans	0.49%	0.34%	0.39%	0.23%	0.21%

Nonaccrual loans, totaling $21,425 at September 30, 2001 are comprised of commercial, industrial and agricultural loans (52%), real estate loans (40%) and consumer loans (8%). Foreclosed real estate, totaling $3,651 at September 30, 2001 primarily represents real estate loans on 1-4 family properties. The composition of total nonaccrual loans shifted in third quarter 2001 as compared to quarter-earlier levels with a 25% increase in commercial loans due to the addition of a single approximate $5 million commercial credit and a 20% reduction in real estate loans as a result of the removal of $2.4 million in real estate commercial loans inclusive of the $1,100 charge-offs discussed below. First Midwest's disclosure with respect to impaired loans is contained in Note 4 to the interim consolidated financial statements, located on page 8*.

Transactions in the reserve for loan losses during the quarters and nine months ended September 30, 2001 and 2000 are summarized in the following table:
	Quarters Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Balance at beginning of period	$46,705	$44,112	$45,093	$42,645
Provision for loan losses	5,248	2,625	12,771	7,099

Loans charged-off	(5,032)	(2,224)	(12,308)	(6,630)
Recoveries of loan previously charged-off	824	536	2,189	1,935

Net loans (charged-off)	(4,208)	(1,688)	(10,119)	(4,695)

Balance at end of period	$47,745	$45,049	$47,745	$45,049

Reflective of the overall weakening in the economy, loan charge-offs, net of recoveries, for the 2001 third quarter totaled $4,208, or .49% of average loans, up from the year-ago like period of $1,688, or .21% of average loans with increases being concentrated in the consumer and real estate commercial portfolios. Approximately $1,100 (or 44%) of the increase in charge-offs related to two real estate commercial loans that had been carried as nonperforming loans since 2000 and carried specific valuation reserves. Of such loans, $2.2 million remains in nonaccrual status on one while the other was completely charged off.

The provision for loan losses for the third quarter and nine months of 2001 totaled $5,248 and $12,771, respectively exceeding net charge-offs by $1,040 and $2,652, respectively. As a result of such provisioning, the ratio of reserve for loan losses to total loans at September 30, 2001 was maintained at 1.38%, consistent with levels of the past six quarters. The provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-offs, delinquencies, collateral values, Management's assessment of current and prospective economic conditions, and the level of the reserve for loan losses. First Midwest maintains a reserve for loan losses to absorb losses inherent in the loan portfolio. The appropriate level of the reserve for loan losses is determined by systematically performing a review of the loan portfolio quality as required by First Midwest's credit administration policy. The reserve for loan losses consists of three elements; (i) specific reserves established for any impaired commercial, real estate commercial and real estate construction loan for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience; and, (iii) reserves based on general economic conditions as well as specific economic factors in the markets in which First Midwest operates.

Loans within the portfolio that are selected for review to determine whether specific reserves are required include both loans over a specified dollar limit as well as loans where the internal credit rating is below a predetermined classification. Loans subject to this review process generally include commercial and agricultural loans, real estate commercial and real estate construction loans. Specific reserves for these loans are determined in accordance with the provisions of Financial Accounting Standards Board Statements 114 and 118, "Accounting by Creditors for Impairment of a Loan." Consumer and other retail loan reserve allocations are based upon the evaluation of pools or groups of such loans. The portion of the reserve based on historical loan loss experience is determined statistically using a loss migration analysis that examines loss experience and the related internal rating of loans charged off. The loss migration analysis is performed quarterly and loss factors are periodically updated based on actual experience. The portion of the reserve based on general economic conditions and other factors is considered the unallocated portion of the reserve. This portion is determined based upon general economic conditions and involves a higher degree of subjectivity in its determination. This segment of the reserve considers risk factors that may not have manifested themselves in First Midwest's historical loss experience, which is used to determine the allocated component of the reserve.

The distribution of the loan portfolio is presented in Note 3 to the interim consolidated financial statement located on page 8*. The loan portfolio consists predominantly of loans originated by First Midwest from its primary markets and generally represents credit extension to multi-relationship customers.

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

	Actual		Capital Required
				Minimum
			Minimum	Well-
	First		Required	Capitalized
	Midwest	FMB	FRB	FDICIA

As of September 30, 2001:
Tier I capital to risk-based assets	9.66%	9.08%	4.00%	6.00%
Total capital to risk-based assets	10.75%	10.17%	8.00%	10.00%
Leverage ratio	7.38%	6.94%	3.00%	5.00%

As of December 31, 2000:
Tier I capital to risk-based assets	10.51%	9.57%	4.00%	6.00%
Total capital to risk-based assets	11.61%	10.67%	8.00%	10.00%
Leverage ratio	7.36%	6.67%	3.00%	5.00%

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

On August 15, 2001, First Midwest's Board of Directors approved a new stock repurchase plan authorizing the repurchase of up to 2.5 million common shares or 6.25% of shares outstanding and incident thereto, the Board rescinded the former repurchase plan under which some 550,000 shares authority remained. The new plan is the eighth approved in the last ten years and authorizes repurchases in both open market and privately negotiated transactions and has no execution time limit.

The following table summarizes the shares repurchased by First Midwest for the prior three calendar years and for the current year-to-date period:
	Nine Months	Years Ended December 31,
	Ended Sept. 30, 2001	2000	1999	1998

Shares repurchased	1,709	485	2,669	1,275
Cost	$52,072	$12,195	$70,043	$35,434

As of September 30, 2001, First Midwest had 1,939 shares remaining to be repurchased under its current share repurchase authorization.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond First Midwest's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in First Midwest's reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which First Midwest conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in quality or composition of First Midwest's loan and investment portfolios, assumptions used to evaluate the appropriate level of the reserve for loan losses, the impact of future earnings performance and capital levels on dividends declared by the Board of Directors, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting First Midwest's operations, products, services and prices.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits - See Exhibit Index appearing on page 23*.
(b) Forms 8-K and 8-K/A -

On September 21, 2001, First Midwest filed a report on Form 8-K to announce updated earnings guidance for its 3rd quarter ending September 30, 2001.

On September 17, 2001, First Midwest filed a report on Form 8-K to announcing that in repurchasing its common shares pursuant to its earlier announced repurchase plan, it intends to utilize the additional flexibility afforded by the Securities and Exchange Commission Emergency Order of September 14, 2001.

On August 16, 2001, First Midwest filed a report on Form 8-K to announce the Company's intention to repurchase up to 2,500,000 shares of its common stock outstanding and declaration of its 3rd quarter 2001 quarterly dividend.

On July 19, 2001, First Midwest filed a report on Form 8-K announcing its earnings results for the quarter and six months ended June 30, 2001.

On July 9, 2001, First Midwest filed a report on Form 8-K to announce that its banking subsidiary, First Midwest Bank, was converted from a national banking association to an Illinois banking corporation and to announce that its trust subsidiary, First Midwest Trust Company, was merged into First Midwest Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ DONALD J. SWISTOWICZ
Donald J. Swistowicz Executive Vice President*

Date: November 14, 2001

* Duly authorized to sign on behalf of the Registrant.

EXHIBIT INDEX
Exhibit Number	Description of Documents	Sequential Page Number

15	Acknowledgment of Ernst & Young LLP	24*
99	Independent Accountant's Review Report	25*