Form 10-K405
period 2001-12-31
FIRST MIDWEST BANCORP INC
filed 2002-03-06
CIK 702325

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 2001

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

(630) 875-7450
(Registrant’s Telephone Number, Including Area Code)

Common Stock, $.01 Par Value
Preferred Share Purchase Rights
Securities Registered Pursuant to Section 12(g) of the Act

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. yes ☒ no ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of March 1, 2002, 48,615,108 shares of common stock of the Registrant were outstanding. The aggregate market value of the shares of common stock held by non-affiliates as of such date was approximately $1,243,687,361 based on the NASDAQ Stock Market closing price.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Proxy Statement for the 2002 Annual Shareholders’ Meeting—Parts I and III

FORM 10-K

Part I

Part II

Part III

Part IV

ITEM 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	65

PART I

ITEM 1.    BUSINESS

First Midwest Bancorp, Inc.

First Midwest Bancorp, Inc. (“First Midwest” or the “Company”) is a Delaware corporation that was incorporated in 1982 for the purpose of becoming a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). On February 28, 1983, the Company received approval from the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to become a bank holding company, and on March 31, 1983, the Company was formed through an exchange of common stock. The Company is one of Illinois’ largest publicly traded banking companies with assets of approximately $5.7 billion at year-end 2001 and is headquartered in the Chicago suburb of Itasca, Illinois.

The Company operates two 100%-owned subsidiaries (the “Affiliates”): First Midwest Bank (the “Bank”) and First Midwest Insurance Company, as further hereinafter described. The Company and its subsidiaries employed 1,544 full time equivalent employees at December 31, 2001.

The Company has responsibility for the overall conduct, direction and performance of its Affiliates. The Company provides specialized services to the Affiliates in various areas, establishes Company policies and procedures, and serves as a source of strength in providing capital and other resources as needed. Responsibility for the management of the Affiliates rests with their respective Boards of Directors and Officers.

Strategic Realignment of Mortgage Banking Services

During 2000, First Midwest concluded a strategic review of the manner in which it delivers mortgage products to its customers. The primary purpose of the strategic review was to ensure satisfaction of customer needs through the appropriate delivery of this product, while enhancing revenue predictability from a product line that is significantly affected by the volatility in market interest rates. As a result of the review, First Midwest implemented certain strategic changes in its mortgage banking operations which included the discontinuation of operations of its mortgage banking subsidiary, First Midwest Mortgage Corporation (“FMMC”), the sale of FMMC’s $1.8 billion mortgage loan servicing portfolio, the disposition of certain related assets and the transfer of all mortgage origination activities to its banking Affiliate, First Midwest Bank. In conjunction with this realignment, First Midwest entered into a strategic alliance with a leading private label mortgage services provider pursuant to which administrative functions including loan processing, document preparation, secondary market activities and loan servicing were outsourced while the important customer contact function continues to be conducted by the Bank’s loan origination sales group.

First Midwest Bank

At December 31, 2001, the Bank had $5.6 billion in total assets, $4.2 billion in total deposits and operated 69 banking offices primarily in suburban metropolitan Chicago, as further discussed below.

The Bank is engaged in commercial and retail banking and offers a broad range of lending, depository, and related financial services including accepting deposits; commercial and industrial, consumer and real estate lending; collections; trust and investment management services; safe deposit box operations; and other banking services tailored for individual, commercial and industrial, and governmental customers. The Bank has also established an electronic banking center on the Internet at www.firstmidwest.com which provides transactional capabilities for its customers and information about its products and services to the general public. On June 30, 2001, the Company merged its stand alone investment management subsidiary, First Midwest Trust Company, which provided trust and investment management services acting as executor, administrator, trustee agent and various other fiduciary capacities, into the Bank. The purpose of the merger was to enhance the revenue generation potential of investment management services by the more seamless and integrated delivery of such services to the Bank’s more extensive commercial and personal client base.

The Bank is comprised of two divisions, a sales division (structured along commercial and retail product lines) in five geographical regions and a support division providing corporate, administrative, and support services through various functional departments. The Bank believes that this structure further leverages customer relationships and enhances sales effectiveness.

Approximately 86% of the Bank’s assets are located in the suburban metropolitan Chicago area. Within the Chicago metropolitan area, the Bank operates in three of the fastest growing counties in Illinois: Lake and McHenry Counties, north and northwest of the City of Chicago, and Will County, southwest of the City. Lake County has both the highest average household income in the State of Illinois and the highest employment rate, with employment estimated to increase by 22% over the next 10 years. McHenry County, which is adjacent to Lake County on the West, has the third highest average household income and the second highest employment rate, with employment expected to increase by 22% for the same forward period. Will County ranks seventh and third, respectively, by each of the same measures, and expects a similar 19% increase in employment. The Bank has the largest share of bank deposits in the Will County market, the second largest in the Lake County market, and the third largest in the McHenry County market, with an estimated 9.39% of Lake County, 6.7% of McHenry County and 19.8% of Will County.

Another approximate 10% of the Bank’s assets are located in the “Quad Cities” area of Western Illinois and Eastern Iowa, which includes the Illinois cities of Moline and Rock Island and the Iowa cities of Davenport and Bettendorf. The Quad Cities region has a population of approximately 360 thousand, employment in excess of 234 thousand jobs, and annual retail sales of approximately $4 billion. Employment in this market area is projected to increase approximately 10% over the next 10 years. The Bank has an approximate 5.5% market share, or the seventh largest, in the Quad Cities.

The Bank maintains branch operations in downstate Illinois primarily in Vermilion and Champaign Counties, which represent approximately 4% of the Bank’s total assets. Champaign, Illinois is the home of the University of Illinois. The Bank has approximately 16.6% of the total deposits in the Vermilion County market.

First Midwest Insurance Company

First Midwest Insurance Company operates as a reinsurer of credit life, accident, and health insurance sold through the Bank, primarily in conjunction with the consumer lending operations. All sales and support activities of First Midwest Insurance Company are discharged by Bank and Company personnel.

Competition

Illinois, and more specifically the metropolitan Chicago area, is a highly competitive market for banking and related financial services. Competition is generally expressed in terms of interest rates charged on loans and paid on deposits, the ability to garner new deposits, the scope and type of services offered, extended banking hours, delivery of bank services through branches, ATMs and the Internet, and the offering of additional services such as investment management, fiduciary and brokerage services. The Bank competes with other banking institutions and savings and loan associations, personal loan and finance companies, and credit unions within its market areas. In addition, the Bank competes for deposits with money market mutual funds and investment brokers. The Bank is experiencing increased competition in its market areas from the acquisition of local financial institutions by out-of-state commercial banking institutions.

The Bank also competes with retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and to a lesser extent, financial institutions for investment management clients. Factors influencing this type of competition generally involve the variety of products and services that can be offered to clients. With the proliferation of investment management service companies such as mutual funds and discount brokerage services, competition for investment management services comes not only from financial service providers within market areas served but also competitors outside of the geographic areas in which the Bank maintains offices.

Offering a broad array of products and services at competitive prices is an important element in competing for customers. However, the Company believes that delivering quality services, through a systematic approach in which a customer’s financial needs are the object and measurement of sales activities, is the most important aspect in retaining and expanding its customer base and differentiates First Midwest from many of its competitors.

Supervision and Regulation

On June 30, 2001, the Bank converted from a national banking association to an Illinois banking corporation. The charter conversion was effected to realize a meaningful reduction in supervisory cost of approximately $500 thousand annually.

The Company and its Affiliates are subject to regulation and supervision by various governmental regulatory authorities including, but not limited to, the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”), the Illinois Commissioner of Banks and Real Estate Companies (the “Commissioner of Illinois”), the Arizona Department of Insurance, the Internal Revenue Service and state taxing authorities. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Affiliates, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. This supervision and regulation is intended primarily for the protection of the FDIC’s bank (the “BIF”) and savings association (the “SAIF”) insurance funds and the depositors, rather than the stockholders, of a financial institution.

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

Interstate branching under the Interstate Banking and Branching Act (the “Branching Act”) permits banks to merge across state lines, thereby creating a bank headquartered in one state with branches in other states. Approval of interstate bank mergers is subject to certain conditions including: adequate capitalization; adequate management; Community Reinvestment Act compliance; deposit concentration limits (as set forth above); and compliance with federal and state antitrust laws. An interstate merger transaction may involve the acquisition of a branch without the acquisition of the bank only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank in that state without acquiring the bank. Following the consummation of an interstate transaction, the resulting bank may establish additional branches at any location where any bank involved in the transaction could have established a branch under applicable federal or state law, if such bank had not been a party to the merger transaction.

Interstate branching is required to comply with host state community reinvestment, consumer protection, fair lending, and intrastate branching laws, as if the branch were chartered by the host state. All other laws of the host state apply to the branch to the same extent as if the branch were a bank, the main office being located in the host state.

The interstate branching by merger provisions became effective on June 1, 1997, and allowed each state, prior to the effective date, the opportunity to “opt out”, thereby prohibiting interstate branching within that state. Of those states in which the Company’s banking subsidiaries are located (Illinois and Iowa), neither has adopted legislation to “opt out” of the interstate branching provisions. Furthermore, pursuant to the Branching Act, a bank is now able to add new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching.

The effects on the Company of the changes in interstate banking and branching laws cannot be accurately predicted, but it is likely that there will be increased competition from national and regional banking firms headquartered outside of Illinois.

An item of legislation with the potential to have an impact on the Bank is the Banking on Illinois Act (“BIA”), which became effective in mid-1999 and amended the Illinois Banking Act (“IBA”) to provide potential wide range of new activities for the Bank. The stated purpose of the BIA is to reduce the number of bank headquarters lost to other states through interstate mergers by promoting Illinois as a progressive place for banks to do business. Accordingly, the BIA directs the courts and regulators to liberally construe the provisions of the BIA in order to create a favorable business climate for banks in Illinois. The main features of the BIA are to expand bank powers through a new “wild card” provision authorizing Illinois chartered banks to offer virtually any product or service that any bank or thrift may offer anywhere in the country, subject to certain safety and soundness considerations. The BIA also gives Illinois chartered banks more options with respect to corporate governance, and gives the banks new liability protections, especially with respect to fees. Management of the Bank remains aware of the favorable environment created by the BIA and will consider the advantages that may become available to the Bank as a result of such legislation.

The Commissioner of Illinois has adopted predatory lending regulations. These regulations apply to “high cost” mortgages which are defined as mortgages which exceed a specified interest rate or are assessed points in excess of a specified minimum. Once any of these thresholds is reached, the regulations impose certain restrictions on the lender including obligating the lender to verify the borrower’s ability to repay the loan based on the borrower’s income and debt obligations; prohibiting deceptive refinancing known as loan flipping where a lender refinances existing loans, charging additional points and fees, without any financial benefit to the consumer; prohibiting the financing of a single premium credit insurance; prohibiting the financing of points and fees to excess of 6% of the total loan; limiting the size and interval of balloon payments; and limiting prepayment penalties that could be charged to consumers. These regulations also require the lender to make certain disclosures to borrowers who are seeking high cost mortgages. The regulations apply to all state licensed financial institutions making residential loans in Illinois. The regulations also require lenders to file with the Commissioner of Illinois semi-annual reports on mortgage loans, including information relating to defaults and foreclosures.

The Illinois legislature has also considered the adoption of legislation aimed at curbing what some legislators and consumer-oriented advocacy groups consider to be predatory lending practices by some mortgage brokers and other lenders active in the State of Illinois. While the problems of so-called “predatory” lending most often involve subprime credit, subprime loans are not automatically “predatory” loans. So-called “predatory” lending does not arise from pricing or from traditional loan terms that can provide real benefits to borrowers, such as balloon payments or prepayment penalties. Rather, “predatory” lending consists of fraudulent and deceptive sales practices that occur when borrowers are pressured into taking out loans they do not need or cannot afford. Inasmuch as neither the Company nor the Bank indulges in such practices, it is unlikely that any legislation adopted in Illinois to combat this perceived problem would have an impact on either the Company or the Bank other than the creation of additional reporting requirements.

As an Illinois banking corporation controlled by a bank holding company, the Bank is not only subject to the rules regarding change of control in the Bank Holding Company Act of 1956, as amended, and the Federal Deposit Insurance Act and the regulations promulgated thereunder, it is also subject to the rules regarding change in control of Illinois banks contained in the IBA. The Company is also subject to these rules by virtue of control of the Bank. Generally, the IBA provides that no person or entity or group of affiliated persons or entities may, without the

Commissioner of Illinois’ consent, directly or indirectly, acquire control of an Illinois bank. Such control is presumed if any person owns or controls 20% or more the outstanding stock of an Illinois bank or such lesser amount as would enable the holder or holders, by applying cumulative voting, to elect one director of the bank.

Bank Holding Company Act of 1956, As Amended (the “Act”)

A bank holding company is subject to regulation under the Act and is registered with the Federal Reserve Board under the Act. A bank holding company is required by the Act to file an annual report of its operations and such additional information as the Federal Reserve Board may require and is subject, along with its subsidiaries, to examination by the Federal Reserve Board. The Federal Reserve Board has jurisdiction to regulate the terms of certain debt issues of bank holding companies including the authority to impose reserve requirements.

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

The Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than five percent (5%) of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries, except that bank holding companies may engage in, and may own shares of, companies engaged in certain businesses found by the Federal Reserve Board to be “so closely related to bankingas to be a proper incident thereto.” Under current regulations of the Federal Reserve Board, a bank holding company and its nonbank subsidiaries are permitted, among other activities, to engage in such banking-related business ventures as sales and consumer finance, equipment leasing, computer service bureau and software operations, mortgage banking and brokerage, and sale and leaseback and other forms of real estate banking. The Act does not place territorial restrictions on the activities of a bank holding company or its nonbank subsidiaries.

Federal law prohibits acquisition of “control” of a bank or bank holding company without prior notice to certain federal bank regulators. “Control” is defined in certain cases as the acquisition of as little as 10% of the outstanding shares. Furthermore, under certain circumstances, a bank holding company may not be able to purchase its own stock where the gross consideration will equal 10% or more of the company’s net worth without obtaining approval of the Federal Reserve Board.

Graham-Leach-Bliley Act of 1999

The enactment of the Graham-Leach-Bliley Act of 1999 (the “GLB Act”) represented a pivotal point in the history of the financial services industry. The GLB Act swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. To further this goal, the GLB Act amends section 4 of the Act providing a new regulatory framework for regulation through the financial holding company (“FHC”), which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the FHC’s separately regulated subsidiaries will be conducted by its primary functional regulator. Pursuant to the GLB Act, bank holding companies, subsidiary depository institutions thereof and foreign banks electing to qualify as a FHC must be “well managed”, “well capitalized” and at least rated satisfactory under the Community Reinvestment Act in order for them to engage in new financial activities.

An FHC may engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. While aware of the flexibility of the FHC statute, the Company has, for the time being, decided not to convert to a FHC, but will continue to follow the reception given FHCs in the marketplace. The activities of bank holding companies that are not FHCs will continue to be limited to activities under the Act.

The GLB Act also prohibits a financial institution from disclosing non-public information about a consumer to nonaffiliated third parties unless the institution satisfies various disclosure and opt out requirements and the consumer has not elected to opt out of the disclosure. Under the GLB Act, a financial institution must provide its customers with a notice of its privacy policies and practices, and the Federal Reserve Board, the FDIC and other financial regulatory agencies are authorized to issue regulations to implement notice requirement and restrictions on a financial institution’s ability to disclose non-public personal information about consumers to nonaffiliated third parties. Because the Company and the Bank are not now engaged in selling or transferring non-public customer information to nonaffiliated third parties, it is anticipated that this burden will not result in material economic cost to the Company or the Bank.

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

Financial Institutions Reform, Recovery and Enforcement Act of 1989

The passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) resulted in significant changes in the enforcement powers of federal banking agencies, and more significantly, the manner in which the thrift industry is regulated. While FIRREA’s primary purpose was to address public concern over the financial crises of the thrift industry through the imposition of strict reforms on that industry, FIRREA grants bank holding companies more expansive rights of entry into “the savings institution” market through the acquisition of both healthy and failed savings institutions. Under the provisions of FIRREA, a bank holding company can expand its geographic market or increase its concentration in an existing market by acquiring a savings institution, but it cannot expand its product market by acquiring a savings institution.

Federal Deposit Insurance Corporation Improvement Act of 1991

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act” or “FDICIA”) introduced a comprehensive and fundamentally changed approach to banking supervision, generally subjecting banking institutions to significantly increased regulation and supervision. Some of the provisions contained in the FDIC Improvement Act include the implementation of a risk-related premium system for FDIC-insured deposits, revisions in the process of supervision and examination for depository institutions, and federal deposit insurance reforms. The FDIC Improvement Act has had, and is expected to continue to have, a broad and significant impact on the structure and condition of the banking industry.

Capital Guidelines

The Federal Reserve Board and the FDIC have established risk-based capital guidelines to provide a framework for assessing the adequacy of the capital of national and state banks and their bank holding companies (collectively “banking institutions”). These guidelines apply to all banking institutions regardless of size and are used in the examination and supervisory process as well as in the analysis of applications to be acted upon by the regulatory authorities. These guidelines require banking institutions to maintain capital based on the credit risk of their operations, both on and off-Consolidated Statements of Condition.

The minimum capital ratios established by the guidelines are based on both tier 1 and total capital to total risk-based assets. Total risk-based assets are calculated by assigning each on-Consolidated Statements of Condition asset and off-Consolidated Statements of Condition item to one of four risk categories depending on the nature of each item. The amount of the items in each category is then multiplied by the risk-weight assigned to that category (0%, 20%, 50% or 100%). Total risk-based assets equals the sum of the resulting amounts. At December 31, 2001, banking institutions were required to maintain a minimum ratio of tier 1 capital to total risk-based assets of 4.0%, with tier 1 capital generally defined as stockholders’ equity less certain intangible assets. In addition, banking institutions are required to maintain a minimum ratio of total capital to total risk-based assets of 8.0%, with at least 50% of the risk-based capital requirement to be met with tier 1 capital. Total capital is generally defined to include tier 1 capital plus limited levels of the reserve for loan losses.

In addition to the risk-based capital requirements, the Federal Reserve Board and the FDIC require banking institutions to maintain a minimum leveraged-capital ratio to supplement the risk-based capital guidelines (the

“leverage ratio”). The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk. The leverage standards required by the regulators establish a minimum required ratio of tier 1 capital to total assets for a banking institution based on the regulatory rating assigned to the institution at on-site examinations conducted by its primary regulator. For banking institutions receiving the highest rating available from its primary regulator, a minimum ratio of 3% is required, assuming that the institution is not experiencing, or anticipating experiencing, significant growth. All other banking institutions will be expected to maintain a ratio of tier 1 capital to total assets of at least 4% to 5%, depending upon their particular circumstances and risk profiles, as determined by their primary regulator.

The Company exceeds the minimum required capital guidelines for both risk-based capital ratios and the leverage ratio at December 31, 2001. The Company’s capital structure and capital ratios relative to the regulatory guidelines are further detailed in the “Capital Management and Dividends” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located on page 23.

Dividends

The Company’s primary source of liquidity is dividend payments from the Bank. In additional to capital guidelines, there are certain state banking regulations that limit the ability of the Bank to pay dividends to the Company. The Bank is limited in the amount of dividends it can pay to the Company under the IBA. Under this act, the Bank is permitted to declare and pay dividends in amounts up to the amount of its accumulated net profits, provided that it shall retain in its surplus at least one-tenth of its net profits since the date of the declaration of its most recent dividend until said additions to surplus, in the aggregate, equals at least the paid-in capital of the Bank. In no event may the Bank, while it continues its banking business, pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts). As of December 31, 2001, the Bank could distribute dividends of approximately $34.3 million without approval from the Commissioner of Illinois.

Since the Company is a legal entity, separate and distinct from the Bank, its dividends to stockholders are not subject to the bank dividend guidelines discussed above. The appropriate Illinois regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.

FDIC Insurance Premiums

The Bank’s deposits are predominantly insured through the Bank Insurance Fund (the “BIF”), with certain deposits held by the Bank insured through the Savings Association Insurance Fund (the “SAIF”), both of which are administered by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC.

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums on deposits based upon their level of capital and supervisory evaluation. For 2002, the Bank will pay premium assessments on both its BIF and SAIF insured deposits in order to service the interest on the Financing Corporation (“FICO”) bond obligations which were used to finance the cost of “thrift bailouts” in the 1980’s. The FICO assessment rates for the first semi-annual period of 2002 were set at $.0182 per $100 of insured deposits each for BIF and SAIF assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment basis for the BIF and SAIF.

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

ITEM 2.    PROPERTIES

	Markets Served	Property Type/Location	Ownership
The Company		Administrative office: Itasca, Illinois	Leased
The Bank	Cook, Champaign, DuPage, Grundy, Knox, Lake, LaSalle,	Administrative office: Itasca, Illinois	Leased
	McHenry, Rock Island, Vermilion and Will Counties, Illinois; Scott County, Iowa	Sixty-nine banking offices located in markets served.	Fifty-three owned/ Sixteen leased

In addition to the banking locations listed above, the Bank owns 99 automatic teller machines, some of which are housed within a banking office and some of which are independently located.

First Midwest Insurance Company operates in the same markets and locations as the Bank and maintains no separate properties.

ITEM 3.    LEGAL PROCEEDINGS

There are certain legal proceedings pending against First Midwest and its Affiliates in the ordinary course of business at December 31, 2001. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

First Midwest’s common stock is traded on the NASDAQ Market System under the symbol “FMBI.” Stock price quotations can be found in The Wall Street Journal and other major daily newspapers. As of December 31, 2001, there were 2,967 stockholders of record. The following table sets forth the common stock price, dividends per share and book value per share during each quarter of 2001 and 2000. All common stock and per share data have been adjusted to reflect the 5-for-4 stock split which was paid in December 2001.

	2001				2000
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$29.81	$28.00	$24.68	$23.40	$23.40	$21.80	$20.25	$21.15
Low	$24.54	$23.04	$22.01	$20.65	$17.60	$18.55	$17.80	$16.80
Quarter-end	$29.19	$27.02	$24.68	$22.52	$23.00	$21.30	$18.60	$19.40
Cash dividends per share	$0.17	$0.16	$0.16	$0.16	$0.16	$0.14	$0.14	$0.14
Dividend yield at quarter-end (1)	2.33%	2.37%	2.59%	2.84%	2.78%	2.70%	3.10%	2.97%
Book value per share at quarter-end	$9.18	$9.31	$9.03	$9.14	$8.75	$8.17	$7.70	$7.47
Number of shares traded	7,477,553	8,322,299	8,815,301	9,155,389	6,281,298	6,990,971	5,012,490	7,879,570

(1)	Ratios are presented on an annualized basis.

A discussion regarding the regulatory restrictions applicable to the Bank’s ability to pay dividends to the Company is included in the “Dividends” section under Item 1 located on page 9. A discussion of the Company’s history and philosophy regarding the payment of dividends is included in the “Capital Management and Dividends” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 23.

ITEM 6.    SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the operating results and financial condition of First Midwest for the five years ended December 31, 2001 is presented in the table that follows. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. All common stock and per share data has been adjusted to reflect the 5-for-4 stock split which was paid in December 2001. A more detailed discussion and analysis of the factors affecting First Midwest’s financial condition and operating results is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” starting on the following page 12.

	Years ended December 31,
	2001	2000	1999	1998	1997
	(Amounts in thousands)
Operating Results
Interest income	$385,218	$421,517	$361,279	$364,597	$361,661
Interest expense	180,838	231,906	168,615	177,016	168,518
Net interest income	204,380	189,611	192,664	187,581	193,143
Provision for loan losses (1)	19,084	9,094	5,760	5,542	9,365
Noninterest income	68,866	63,198	58,334	55,462	47,372
Noninterest expense	145,356	144,416	149,809	142,654	140,671
Acquisition costs and expenses (2)	—	—	—	16,148	5,446
Income tax expense	26,668	23,759	24,520	23,995	28,425
Net income (2)	$82,138	$75,540	$70,909	$54,704	$56,608

Per Share Data
Basic earnings per share	$1.64	$1.47	$1.35	$0.99	$1.03
Diluted earnings per share (2)	1.63	1.46	1.34	0.98	1.01
Cash dividends declared	0.650	0.592	0.528	0.488	0.439
Book value at period end	9.18	8.75	7.19	8.32	8.35
Market value at period end	29.19	23.00	21.20	20.30	23.34

Performance Ratios
Return on average equity (2)	17.89%	19.17%	17.39%	11.78%	13.16%
Return on average assets (2)	1.43%	1.30%	1.34%	1.07%	1.18%
Net interest margin—tax equivalent	4.10%	3.76%	4.24%	4.21%	4.52%
Dividend payout ratio	39.88%	40.55%	39.40%	49.80%	43.47%
Average equity to average asset ratio	7.99%	6.79%	7.71%	9.12%	8.98%

Consolidated Statements of Condition Highlights

	As of December 31,
	2001	2000	1999	1998	1997
	(Amounts in thousands)
Total assets	$5,667,119	$5,906,484	$5,511,588	$5,192,887	$4,933,495
Loans	3,372,306	3,233,196	2,962,487	2,664,417	3,044,794
Deposits	4,193,921	4,252,205	4,001,183	4,050,451	3,935,607
Stockholders’ equity	447,267	446,723	369,261	452,898	459,719

(1)	1998 and 1997 include $650 and $1,293, respectively, in provisions for loan losses incident to conforming the credit policies of an acquiree to those of the Company.
(2)
Net income, diluted earnings per share, return on average equity and return on average assets on a pro forma basis excluding the after tax effect of the provisions for loan losses discussed in (1) above and acquisition costs and expense are as follows:

	Years ended December 31,
Pro Forma Selected Financial Data	2001	2000	1999	1998	1997
Net income	$82,138	$75,540	$70,909	$67,237	$61,690
Diluted earnings per share	$1.63	$1.46	$1.34	$1.20	$1.10
Return on average equity	17.89%	19.17%	17.39%	14.48%	14.34%
Return on average assets	1.43%	1.30%	1.34%	1.32%	1.29%

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting First Midwest’s consolidated income statements for the years 1999 through 2001 and statements of condition as of December 31, 2000 and 2001. The discussion is designed to provide stockholders with a more comprehensive review of the operating results and financial condition than could be obtained from a review of the consolidated financial statements alone and should be read in conjunction with the consolidated financial statements, accompanying notes thereto and other financial information presented in this Form 10-K.

A condensed review of operations for the fourth quarter of 2001 is included herein, beginning on page 35. The review provides an analysis of the quarterly earnings performance for the fourth quarter of 2001 as compared to the same period in 2000.

All common stock and per share data has been adjusted to reflect the 5-for-4 stock split which was paid in December 2001. All dollar amounts are presented in thousands, except per share data. Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

SUMMARY OF RESULTS

Net Income

Net income for 2001 totaled $82,138 or $1.63 per share, as compared to $75,540 or $1.46 per share in 2000 and $70,909 or $1.34 per share in 1999. Net income per share increased by 11.6% in 2001 as compared to 2000 and followed an increase of 9.0% in 2000 as compared to 1999. The improvement in 2001 resulted primarily from increases in net interest income and noninterest income from fee based services, while the increase in 2000 from 1999 resulted primarily from a similar increase in noninterest income and lower noninterest expense.

Performance Ratios

Return on average stockholders’ equity for 2001 was 17.89% as compared to 19.17% in 2000 and 17.39% in 1999. Return on average assets for 2001 was 1.43% as compared to 1.30% in 2000 and 1.34% in 1999. The lower return on average equity for 2001 is attributable to fluctuations in average stockholders’ equity resulting from unrealized security gains in 2001 as compared to losses that occurred in 2000. For the year 2001, average net unrealized security gains added approximately $51 million to average stockholders’ equity as compared to 2000.

Credit Quality

Nonperforming loans totaled $16,847 or .50% of total loans at December 31, 2001, as compared to $19,849 or .61% of total loans at December 31, 2000. Foreclosed real estate increased to $3,630 at December 31, 2001 as compared to $1,337 at December 31, 2000. Nonperforming assets (comprised of nonperforming loans plus foreclosed real estate) totaled $20,477 or .61% of loans plus foreclosed real estate at December 31, 2001 as compared to $21,186 or .65% at the prior year-end.

Loan and Deposit Growth

Total loans at December 31, 2001 were 4.3% higher than year-end 2000 with all loan categories except 1-4 family real estate experiencing growth, while total average loans for the 2001 increased 5.5% over 2000.

Total average deposits for 2001 increased by 1.3% over 2000, despite a planned reduction in average higher cost wholesale funds, which decreased by approximately $174 million or 14% for the year 2001 as compared to 2000.

Capital and Dividends

First Midwest continued to maintain a strong capital structure at December 31, 2001, with tier 1 and total capital to risk-based assets ratios of 9.96% and 11.08%, respectively, compared with the minimum “well capitalized” levels for regulatory purposes of 6% and 10%, respectively.

The Company’s capital position and earnings have allowed it to increase its dividend in 2001, the tenth increase in the last nine years, to an indicated annual rate of $.68 per share, from $.64 in 2000 and $.58 in 1999. First Midwest also repurchased 2,604 shares of its stock during 2001.

MANAGEMENT OF NET INTEREST MARGIN

Net Interest Income

The primary source of First Midwest’s traditional banking revenue is net interest income which represents the difference between interest income and fees earned on loans, securities and other earning assets and interest expense paid for the funding sources used to finance these assets. Changes in net interest income generally occur due to fluctuations in the volume of earning assets and paying liabilities and the rates earned and paid, respectively, on these assets and liabilities. Net interest margin represents net interest income as a percentage of total interest earning assets. For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable earning assets. The accounting policies underlying the recognition of interest income on loans, securities and other earning assets are presented in Notes 1, 5 and 21 to “Notes to Consolidated Financial Statements” beginning on page 41 of this Form 10-K.

Net interest income on a tax equivalent basis increased by 6.7% or $13,635 in 2001 from 2000 after decreasing by 1.0% or $2,064 in 2000 as compared to 1999. The tax equivalent net interest margin was 4.10% in 2001 as compared to 3.76% in 2000 and 4.24% in 1999. The increase in both net interest margin and net interest income in 2001 was driven by profitable loan growth, the historic drop in interest rates engineered by the Federal Reserve Board, and a significantly reduced reliance on wholesale (short term) funding. The decrease in both net interest margin and net interest income in 2000 was due primarily to the following factors: (i) higher levels of wholesale funding that were necessary to support loan volume increases experienced across all loan categories in 2000; and, (ii) the series of three Federal Reserve Board interest rate increases that occurred during that year.

During both 2001 and 2000, First Midwest maintained a liability sensitive Consolidated Statements of Condition structure that saw interest bearing liability accounts repricing more quickly in response to changes in market interest rates than interest earning assets. During 2000, this dynamic negatively affected net interest income as a result of the general increase in short term rates, compounded by the funding reliance on higher cost wholesale deposits and borrowed funds. As interest rates declined during 2001, this interest rate trend was reversed. Although the decrease in interest rates also reduced income earned on the higher yielding loan portfolio as well as the securities portfolio, such reduction was more than offset by reduced interest expense on interest bearing liabilities. Furthermore, the planned reduction in wholesale funds coupled with lower cost core deposit growth had an additional, positive impact on net interest income and margin in 2001.

Table 1 summarizes First Midwest’s average earning assets and funding sources over the last three years, as well as interest income and interest expense related to each category of assets and funding sources and the yields earned and rates paid on each. The table also shows the trend in net interest margin on a quarterly basis for 2001 and 2000, including the tax equivalent yields on earning assets and rates paid on interest bearing liabilities. Table 2 analyzes the changes in interest income, interest expense and net interest income that result from changes in volumes of earning assets and funding sources, as well as fluctuation in interest rates.

First Midwest took certain steps in 2001 to reduce the volatility in net interest margin and net interest income resulting from changes in market interest rates. These measures include lengthening the maturity of certain interest bearing liabilities and employing derivative instruments such as interest rate exchange agreements (“swaps”) to reduce the liability sensitive nature of the Consolidated Statements of Condition. The following section entitled “Rate Sensitivity Management” describes the techniques used by First Midwest to manage the volatility and other factors affecting net interest income and net interest margin.

Table 1
Net Interest Income and Margin Analysis

	2001			2000			1999
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets:
Interest bearing deposits with banks	$7,653	$281	3.67	$2,812	$181	6.44	$1,217	$85	6.98
Securities:
Available for sale—taxable	1,391,278	90,551	6.51	1,720,841	114,779	6.67	1,522,684	97,061	6.37
Available for sale—nontaxable (1)	478,361	35,171	7.35	485,785	37,045	7.63	485,840	36,535	7.52
Held to maturity—taxable	23,829	1,570	6.59	22,631	1,620	7.16	27,141	1,418	5.22
Held to maturity—nontaxable (1)	66,459	5,466	8.22	21,478	1,810	8.43	25,369	2,012	7.93

Total securities	1,959,927	132,758	6.77	2,250,735	155,254	6.90	2,061,034	137,026	6.65
Federal funds sold and securities purchased under agreements to resell	2,361	97	4.11	14,376	930	6.47	16,901	847	5.01
Mortgages held for sale	9,607	640	6.66	5,016	413	8.23	41,700	3,034	7.28
Loans, net of unearned discount (1)(2)	3,349,890	265,679	7.93	3,173,883	280,110	8.83	2,763,200	234,669	8.49

Total interest earning assets (1)(2)	5,329,438	399,455	7.50	5,446,822	436,888	8.02	4,884,052	375,661	7.69

Cash and due from banks	156,348			151,614			158,431
Reserve for loan losses	(46,498)			(43,784)			(42,876)
Other assets	310,101			252,456			288,029

Total assets	$5,749,389			$5,807,108			$5,287,636

Liabilities and Stockholders Equity:
Savings deposits	$435,575	7,168	1.65	$467,746	9,158	1.96	$514,976	9,969	1.94
NOW accounts	501,800	8,574	1.71	474,108	9,367	1.98	453,383	8,234	1.82
Money market deposits	572,973	17,587	3.07	489,589	21,712	4.43	477,701	16,482	3.45
Time deposits	1,971,157	101,168	5.13	2,019,914	115,650	5.73	1,895,488	94,492	4.99
Borrowed funds	1,066,674	46,341	4.34	1,240,540	76,019	6.13	794,272	39,438	4.97

Total interest bearing liabilities	4,548,179	180,838	3.98	4,691,897	231,906	4.94	4,135,820	168,615	4.08

Demand deposits	689,394			664,683			677,298
Other liabilities	52,584			56,447			66,708
Stockholders’ equity	459,232			394,081			407,810

Total liabilities and stockholders’ equity	$5,749,389			$5,807,108			$5,287,636

Net interest income/margin (1)		$218,617	4.10		$204,982	3.76		$207,046	4.24

Quarterly Net Interest Margin Trend

	2001				2000
	Fourth	Third	Second	First	Fourth	Third	Second	First
Yield on interest earning assets	6.91%	7.44%	7.69%	7.94%	8.12%	8.13%	7.97%	7.86%
Rates paid on interest bearing liabilities	3.04%	3.71%	4.27%	4.86%	5.26%	5.16%	4.79%	4.54%
Net interest margin (1)	4.33%	4.27%	4.04%	3.77%	3.61%	3.66%	3.84%	3.96%

(1)	Interest income and yields are presented on a tax equivalent basis, assuming a federal tax rate of 35%.
(2)
Loans on a nonaccrual basis for the recognition of interest income totaled $16,847, $19,849 and $20,278, as of December 31, 2001, 2000 and 1999, respectively, and are included in loans, net of unearned discount, for purposes of this analysis.

Table 2
Changes in Net Interest Income Applicable to Volumes and Interest Rates

2001 as Compared to 2000	Interest Income/Expense			Increase/(Decrease) due to: (1)
	2001	2000	Increase (Decrease)	Volume	Rate	Total
Interest bearing deposits with banks	$281	$181	100	$133	$(33)	$100
Securities:
Available for sale—taxable	90,551	114,779	(24,228)	(21,510)	(2,718)	(24,228)
Available for sale—nontaxable (2)	35,171	37,045	(1,874)	(560)	(1,314)	(1,874)
Held to maturity—taxable	1,570	1,620	(50)	100	(150)	(50)
Held to maturity—nontaxable (2)	5,466	1,810	3,656	3,699	(43)	3,656

Total securities	132,758	155,254	(22,496)	(18,271)	(4,225)	(22,496)
Federal funds sold and securities purchased under agreements to resell	97	930	(833)	(580)	(253)	(833)
Mortgages held for sale	640	413	227	287	(60)	227
Loans, net of unearned discount (2)	265,679	280,110	(14,431)	17,435	(31,866)	(14,431)

Total interest income (2)	399,455	436,888	(37,433)	(996)	(36,437)	(37,433)

Savings deposits	7,168	9,158	(1,990)	(600)	(1,390)	(1,990)
NOW accounts	8,574	9,367	(793)	603	(1,396)	(793)
Money market deposits	17,587	21,712	(4,125)	5,109	(9,234)	(4,125)
Time deposits	101,168	115,650	(14,482)	(2,737)	(11,745)	(14,482)
Borrowed funds	46,341	76,019	(29,678)	(9,646)	(20,032)	(29,678)

Total interest expense	180,838	231,906	(51,068)	(7,271)	(43,797)	(51,068)

Net interest income (2)	$218,617	$204,982	$13,635	$6,275	$7,360	$13,635

2000 as Compared to 1999	Interest Income/Expense			Increase/(Decrease) due to: (1)
	2000	1999	Increase (Decrease)	Volume	Rate	Total
Interest bearing deposits with banks:	$181	$85	$96	$102	$(6)	$96
Securities:
Available for sale—taxable	114,779	97,061	17,718	13,063	4,655	17,718
Available for sale—nontaxable (2)	37,045	36,535	510	(4)	514	510
Held to maturity—taxable	1,620	1,418	202	(165)	367	202
Held to maturity—nontaxable (2)	1,810	2,012	(202)	(341)	139	(202)

Total securities	155,254	137,026	18,228	12,553	5,675	18,228
Federal funds sold and securities purchased under agreements to resell	930	847	83	(89)	172	83
Mortgages held for sale	413	3,034	(2,621)	(3,082)	461	(2,621)
Loans, net of unearned discount (2)	280,110	234,669	45,441	35,960	9,481	45,441

Total interest income (2)	436,888	375,661	61,227	45,444	15,783	61,227

Savings deposits	9,158	9,969	(811)	(927)	116	(811)
NOW accounts	9,367	8,234	1,133	387	746	1,133
Money market deposits	21,712	16,482	5,230	419	4,811	5,230
Time deposits	115,650	94,492	21,158	6,485	14,673	21,158
Borrowed funds	76,019	39,438	36,581	25,821	10,760	36,581

Total interest expense	231,906	168,615	63,291	32,185	31,106	63,291

Net interest income (2)	$204,982	$207,046	$(2,064)	$13,259	$(15,323)	$(2,064)

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income is presented on a tax equivalent basis, assuming a federal tax rate of 35%.

Rate Sensitivity Management and Derivative Instruments

First Midwest’s earning assets and funding sources do not respond uniformly to changing market interest rates because of the differing interest rate, repricing and maturity characteristics of the various Consolidated Statements of Condition categories of assets and liabilities. Interest rate risk is the degree to which these market interest rate fluctuations can affect net interest income. While there are several ways in which to analyze interest rate risk, the traditional method is called “gap” analysis. Gap analysis is a static management tool used to identify mismatches or “gaps” in the repricing of assets and liabilities within specified periods of time. First Midwest’s gap analysis as of December 31, 2001 is presented in Table 3. For comparative purposes, the gap analysis for the prior two year-ends is presented at the bottom of the table.

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

Table 3
Analysis of Rate Sensitive Assets and Liabilities

	1-30 Days	31-90 Days	91-180 Days	181-365 Days
As of December 31, 2001
Rate Sensitive Assets (RSA)	$1,435,381	$223,353	$247,822	$275,586
Rate Sensitive Liabilities (RSL)	$2,629,872	$458,053	$372,472	$456,158
Interest Sensitivity Gap (GAP) (RSA less RSL):
Incremental	$(1,194,491)	$(234,700)	$(124,650)	$(180,572)
Cumulative	$(1,194,491)	$(1,429,191)	$(1,553,841)	$(1,734,413)
Cumulative, excluding non-maturing, non-indexed accounts	$(293,731)	$(528,431)	$(653,081)	$(833,653)

RSA/RSL (Ratio)	54.6%	48.8%	66.5%	60.4%
GAP/Total Assets (Cumulative)	(21.1)%	(25.2)%	(27.4)%	(30.6)%
Adjusted GAP/Total Assets (Cumulative, excluding non-maturing, non-indexed accounts	(5.2)%	(9.3)%	(11.5)%	(14.7)%

Adjusted GAP/Total Assets as of:
December 31, 2000	(3.5)%	(9.8)%	(17.7)%	(20.8)%
December 31, 1999	(3.3)%	(12.8)%	(21.7)%	(26.0)%

The preceding table reflects a cumulative liability-sensitive Consolidated Statements of Condition over a one-year time frame which likely will more positively affect net interest income if interest rates fall or remain flat than if they rise. As the adjusted GAP/Total Assets information for the prior two years indicates, the liability sensitive nature of the Consolidated Statements of Condition as of year-end 2001 has been reduced as a result of the measures undertaken by First Midwest (see section entitled “Net Interest Income” on page 13) to limit the volatility of net interest income in a rising interest rate scenario. Furthermore, the year-end 1999 and 2000 information reflects a corresponding vulnerability to rising interest rates during 2000 which resulted in the decease in net interest margin shown in Tables 1 and 2.

While the gap analysis is widely used in the industry, it is unable to capture other factors affecting the sensitivity of the Consolidated Statements of Condition such as the time lags required for certain assets and liabilities to reprice because of their varying sensitivity to changes in market interest rates. For these reasons, a static gap analysis has limitations in its usefulness and its ability to effectively present the rate sensitivity of a Consolidated Statements of Condition. Accordingly, First Midwest uses a more dynamic approach to measuring interest rate risk by conducting simulations that demonstrate the changes that would occur in net interest income under different interest rate scenarios and Consolidated Statements of Condition structures. This form of modeling is conducted quarterly, involves adjustments to Consolidated Statements of Condition volumes over a 12 month forward period, incorporates a repricing analysis of earning assets and funding sources and considers certain other off-Consolidated Statements of Condition hedging vehicles such as interest rate swaps, as further described below. Furthermore, First Midwest has generally followed a policy of maintaining a balanced mix of rate-sensitive assets and liabilities, making each side of the Consolidated Statements of Condition approximately equally flexible in reacting to changes in market interest rates so that net interest income will not be adversely affected by more than 8% in a twelve month period, regardless of whether interest rates rise or fall rapidly. The simulations described above, in addition to policy guidelines intended to limit the sensitivity of net interest income to changes in interest rates, allow management to adjust strategies to ensure maximization of net interest income.

The net interest income simulation model used by First Midwest to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates over a 12-month horizon utilizes multiple rate scenarios. These scenarios include a flat rate environment, a most likely forecast (which First Midwest believes is the most probable outlook), a gradual increase and decrease of at least 150 basis points, and an immediate increase and decrease of 100 basis points. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of derivative and other financial instruments, changes in loan, securities, deposit and borrowed fund volumes and pricing, deposit interest rate sensitivity and First Midwest’s capital plans. The assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in interest rate market conditions and strategies, among other factors. Furthermore, First Midwest also believes that immediate and sustained changes in interest rates will not necessarily impact all interest bearing liabilities in the same fashion. As discussed above, an immediate increase or decrease in First Midwest’s base lending rate may not result in an immediate, identical changes in rates paid on non-maturing, non-indexed interest bearing liabilities such as savings accounts, money markets and NOW accounts. Accordingly, First Midwest analyzes the impact of immediate and sustained parallel changes in interest rates both including and excluding non-maturing, non-indexed deposits. Based on the results of its simulation model and the assumptions included therein, as of December 31, 2001, exclusive of the effect of the rate increase on non-maturing, non-indexed deposits, First Midwest would expect a decrease in net interest income of 2.3% and an increase in net interest income of 0.1% if interest rates experienced an immediate increase or decrease, respectively, by 100 basis points for a 12 month period. As of December 31, 2000, First Midwest had expected a decrease in net interest income of 4.1% and an increase in net interest income of 3.5% for these same scenarios. If non-maturing, non-indexed deposits were included in this analysis and were immediately affected by such increase or decrease in interest rates, the reduction in net interest income from a rise in rates of 100 basis points would be 4.6% while an improvement in net interest income of 2.4% would result from a reduction in interest rates of 100 basis points at December 31, 2001. If non-maturing, non-indexed deposits were included in this analysis, at December 31, 2000, the reduction in net interest income from a rise in rates of 100 basis points would have been 8.4%, while an improvement in net interest income of 7.9% would have resulted from a reduction in interest rates of 100 basis points. As indicted by the data in Table 3 as well as the results produced through the use of the simulation model described above, First Midwest also believes that its current Consolidated Statements of Condition structure is less vulnerable to significant, rapid shifts in interest rates as compared to the condition that existed at year-end 2000.

As part of its approach to controlling the interest rate risk within its Consolidated Statements of Condition, First Midwest has utilized interest rate swaps with third parties in order to limit volatility in net interest income. The advantages of using such interest rate derivatives include minimization of Consolidated Statements of Condition leverage resulting in lower capital requirements as compared to cash instruments, the ability to maintain or increase liquidity and the opportunity to customize the interest rate swap to meet desired risk parameters. The accounting policies underlying the treatment of derivative financial instruments in the Consolidated Statements of Condition and income statement of First Midwest are described in Notes 1 and 21 to “Notes to Consolidated Financial Statements” on pages 41 and 60 of this Form 10-K.

Interest rate swap transactions involve exchanges of fixed and floating rate interest payments without the exchange of the underlying notional (i.e., principal) amount on which the interest payments are calculated. When the interest rate swap has been appropriately designated as a hedge, the net cash flow paid or received by First Midwest on these transactions is treated as an adjustment to interest income and expense on the underlying earning asset or funding source to which the swap relates. A risk associated with interest rate swap transactions is credit risk, defined as the ability of the swap counterparty to perform its interest payment obligation under the terms of the agreement. Credit risk on interest rate swap transactions consists of the aggregate net interest payable to First Midwest by the counterparty in addition to the aggregate unrealized gain on the swap position. First Midwest controls this credit risk by reviewing each counterparty for creditworthiness prior to entering into transactions and maintaining a policy limiting credit exposure to any one counterparty to not more than 2.5% of consolidated stockholders’ equity. In addition, First Midwest’s interest rate swap transactions generally require the establishment of a mutual mark-to-market arrangement whereby cash collateral may be required to be on deposit with First Midwest and/or the counterparty. First Midwest does not act as an intermediary in arranging interest rate swaps for customers.

During the fourth quarter 2000, First Midwest liquidated its entire interest rate swap position, which had a weighted average maturity of less than six months, as a result of market values having reached levels that First Midwest believed fully discounted further reductions in interest rates by the Federal Reserve over the short forward period. The interest rate swap liquidation resulted in a gain of approximately $1.95 million that is being amortized over the remaining lives of the liquidated interest rate swaps. As of December 31, 2001, First Midwest had total interest rate swaps with an aggregate notional amount of $100,000 in place, hedging various Consolidated Statements of Condition categories. The specific terms of the interest rate swaps outstanding as of December 31, 2001 are discussed in Note 21 to “Notes to Consolidated Financial Statements” beginning on page 60.

Funding and Liquidity Management

Liquidity management is the ability to provide funding sources at a minimum cost to meet fluctuating deposit, withdrawal and loan demand needs. First Midwest’s liquidity policy establishes parameters as to how liquidity should be managed to maintain flexibility in responding to changes in liquidity needs over a 12-month forward period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank Board of Directors. The compliance plan includes a recorded analysis that measures projected need to purchase and sell funds. Inherent in the analysis is a set of projected Consolidated Statements of Conditions assumptions that are updated quarterly throughout the year. Based on such assumptions, First Midwest determines its total cash liquidity on hand and adds to that position excess collateral capacity from pledging, unused federal funds purchased lines and other unused borrowing capacity such as Federal Home Loan Bank lines, resulting in a calculation of First Midwest’s total liquidity capacity. First Midwest’s total policy directed liquidity requirement is 7.5% of total sources (demand deposits, interest bearing transactions deposits, retail time deposits, other borrowings and other liabilities and equity) less pledged deposits. Based upon First Midwest’s projections as of December 31, 2001, the Company expects to have net excess liquidity capacity, based upon policy guidelines, for the forward twelve-month period.

Table 4 provides a year-to-year comparison of the sources of First Midwest’s liability funding based upon average balances over the last three years. Average, rather than period-end, balances are more meaningful in analyzing First Midwest’s funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

Table 4
Funding Sources—Average Balances

	2001	% of Total	2000	% of Total	1999	% of Total
Demand deposits	$689,394	13.16	$664,683	12.41	$677,298	14.07
Savings deposits	435,575	8.32	467,746	8.73	514,976	10.70
NOW accounts	501,800	9.58	474,108	8.85	453,383	9.42
Money market accounts	572,973	10.94	489,589	9.14	477,701	9.93
Time deposits	1,971,157	37.63	2,019,914	37.71	1,895,488	39.38

Core deposits	4,170,899	79.63	4,116,040	76.84	4,018,846	83.50
Repurchase agreements	618,518	11.81	1,006,133	18.78	605,527	12.58
Funds purchased and other borrowed funds	448,156	8.56	234,407	4.38	188,745	3.92

Total funding sources	$5,237,573	100.00	$5,356,580	100.00	$4,813,118	100.00

In an effort to reduce its reliance on higher cost wholesale funds, First Midwest focused its sales efforts in 2000 and 2001 on increasing core funding sources including savings deposits, NOW accounts, money market deposits and time deposits, where funding costs are less expensive than borrowed funds. As shown in Table 4, core deposits increased (based upon average balances) by 1.3% in 2001 over 2000, following an increase of 2.4% in 2000 over 1999, while average wholesale funds decreased 14.0% in 2001 from the prior year. Even as wholesale funding declined significantly, core deposit growth coupled with liquidity provided by the securities portfolio was more than sufficient to satisfy loan-funding needs.

Tables 5 and 6 that follow provide additional information regarding First Midwest’s time deposit and wholesale funding activities over the last 3 years:

Table 5
Maturities of Time Deposits of $100 or More

	As of December 31,
	2001	2000	1999
Maturing within 3 months	$250,793	$334,816	$318,027
After 3 but within 6 months	170,793	212,236	172,158
After 6 but within 12 months	125,570	126,789	109,165
After 12 months	65,804	56,834	39,844

Total	$612,960	$730,675	$639,194

Table 6
Borrowed Funds

	2001		2000		1999
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year end:
Securities sold under agreements to repurchase	$494,851	2.04	$911,872	6.37	$788,432	5.61
Federal funds purchased	207,000	1.53	124,000	6.43	133,000	5.44
Federal Home Loan Bank advances	270,000	4.79	110,000	6.90	150,000	5.46
Other borrowed funds	—	—	—	—	6,300	6.96

Total borrowed funds	$971,851	2.70	$1,145,872	6.43	$1,077,732	5.58

Average for the year:
Securities sold under agreements to repurchase	$618,518	4.14	$1,006,133	6.08	$605,527	4.89
Federal funds purchased	214,814	3.85	84,582	6.42	38,348	5.23
Federal Home Loan Bank advances	233,342	5.35	149,426	6.30	142,603	5.15
Other borrowed funds	—	—	399	6.77	7,794	5.93

Total borrowed funds	$1,066,674	4.34	$1,240,540	6.13	$794,272	4.97

Maximum month-end balance:
Securities sold under agreements to repurchase	$691,940		$1,162,484		$844,534
Federal funds purchased	297,000		170,000		133,000
Federal Home Loan Bank advances	270,000		180,000		170,000
Other borrowed funds	—		5,000		16,801

First Midwest makes extensive use of repurchase agreements to supplement core deposits because this funding source is not subject to the reserve requirements applicable to interest bearing deposits and also due to the realization of direct cost savings because FDIC insurance premiums are not assessed on them.

The liquidity needs of First Midwest Bancorp, Inc. (“parent company”) consist primarily of operating expenses of the parent company and dividend payments to First Midwest’s stockholders. The primary source of liquidity for the parent company is dividends from Affiliates. However, fees assessed to Affiliates, a practice that has not been utilized in recent years, can also supplement this source. The parent company has short term credit facilities, which require no compensating balances, available to fund cash flow needs totaling $50 million at December 31, 2001. The parent company also has the ability to enhance its liquidity position by raising capital or incurring debt. The parent company had no long-term debt or debt outstanding under its short-term credit facilities as of year-end 2001 and had cash and equivalent short term investments of $16.5 million as of such date.

ANALYSIS OF NONINTEREST INCOME AND EXPENSE

Noninterest Income

Noninterest income, exclusive of security gains, increased by 9.9%, 6.4% and 8.2% in 2001, 2000 and 1999, respectively. The year-to-year improvement was realized primarily in the categories of service charges on deposit accounts and other commissions and fees and was a result of a combination of increased volumes of deposit accounts and customer activity as well as the implementation of a variety of fee enhancing procedures and initiatives put in place during 1999.First Midwest intends to revisit these initiatives as well as to review its service charge schedules during 2002.

The following table analyzes the components of noninterest income, excluding net security gains, for the years 1999 through 2001:

Table 7  Analysis of Noninterest Income (1)

				% Change
	2001	2000	1999	2001-2000	2000-1999
Service charges on deposit accounts	$24,148	$21,341	$18,720	13.2	14.0
Trust and investment management fees	10,445	10,671	10,135	(2.1)	5.3
Other service charges, commissions and fees	18,471	16,282	11,825	13.4	37.7
Corporate owned life insurance	8,190	6,517	5,209	25.7	25.1
Other income	6,822	6,754	6,702	1.0	0.8
Mortgage banking revenues	—	395	5,646	(100.0)	(93.0)

Total noninterest income	$68,076	$61,960	$58,237	9.9	6.4

(1)	For a discussion of Security Gains, refer to the “Investment Management” section located on page 25.

Service charges on deposit accounts, the largest component of noninterest income, consists of fees on both interest bearing and noninterest bearing deposit accounts as well as charges for items such as nonsufficient funds (“NSF fees”), overdrafts and stop payment requests. Service charges on deposit accounts include both hard dollar charges and charges assessed through account analysis, the latter being reduced by earnings credits indexed to a short-term U.S. Treasury yield and generally applicable to business deposit accounts. Service charges on deposit accounts increased 13.2% to $24,148 in 2001 as compared to $21,341 for 2000. The $2,807 increase is primarily attributable to an increase in NSF fee revenues resulting from higher pricing and maintained collection rates due to the tightening in fee waiver practices. Also contributing to the increase were higher service charges on business checking and savings accounts as a result of greater transaction volumes combined with lower earnings credit paid on compensating balances and new fee initiatives. The increases of $2,621 or 14% in 2000 over 1999 was also attributable to an increase in NSF fees, as well as higher service charges on business checking and NOW accounts, and to a lesser extent, on savings deposits as a result of greater transaction volumes.

The Company provides trust and investment management services to its customers, acting as executor, administrator, trustee, agent, and in various other fiduciary capacities for client accounts. These services were previously provided to clients through a standalone trust company which was merged into the Bank on June 30, 2001. The purpose of the merger of the trust operations into the Bank was to enhance sales and revenue potential which the Company believes will arise from the more seamless integrated delivery of trust, investment management and fiduciary services to the Bank’s more extensive commercial and personal client base. Assets under management and in nondiscretionary custody accounts totaled approximately $2 billion at December 31, 2001 and 2000. This category of noninterest income decreased by 2.1% in 2001 as compared to 2000 following an increase of 5.3% in 2000 over 1999. Trust and investment management fees generally follow the amount of total assets under management, as well as conditions in the equity and credit markets, as fees on certain accounts are based on market value. The decrease in fees experienced in 2001 was due in part to the overall condition of equity and credit markets since the beginning of the year, as well as to a slight decline in sales related to certain customers’ reluctance to commit new funds and shift existing assets as a result of market volatility. The increase in 2000 over 1999 was the result of growth in new business and expansion of existing relationships in the personal trust and employee benefit categories.

Other service charges, commissions and fees increased by $2,189 or 13.4% to $18,471 in 2001 as compared to 2000.The current year’s increase followed a 37.7% increase in 2000 as compared to 1999. The significant improvement in both years in this fee-based category was directly related to the 1999 initiatives discussed above as well as to enhanced transactional volume during both years. Commissions on mortgage loan originations, the new revenue stream from the realignment of mortgage banking operations in 2000 (as further discussed below), contributed to over half of the 2001 increase with improvement also seen in debit card income, alternative investment revenues, and non-yield loan fees. The 2000 increase resulted from increased debit card income reflecting accelerating growth in debit card acceptance as the payment of choice over checks and cash. Commissions on mortgage sales also positively impacted the 2000 year-to-year increase, along with higher commissions on sales of annuity, insurance, and investment products and fees on official check outsourcing.

In 1998, First Midwest purchased certain life insurance policies with seven national insurance carriers all of whom were rated in the top ranking levels by insurance carrier rating agencies. The policies, on which First Midwest is the beneficiary, insure the lives of certain key First Midwest officers and were purchased with the proceeds of securities sales from the available for sale portfolio. Corporate owned life insurance income represents the cash buildup from the life insurance policies. The cash buildup is afforded tax-favored treatment and serves as a proxy for tax-exempt income. The tax equivalent yield on the corporate owned life insurance policies, which had a balance of $135,280 at December 31, 2001 and $126,860 at December 31, 2000, was 10.4% and 9.6%, respectively. Additional purchases of insurance of $15,000 in 2000, coupled with improved earnings rates resulting from the renegotiation of certain terms of the underlying insurance policies contributed to the increase in corporate owned life insurance income in both 2001 and 2000.

Other income increased modestly in 2001 over 2000 and was the result of income from miscellaneous recoveries as well as greater automatic teller machines (“ATM”) interchange fees due to higher pricing and increased transaction volumes.

Prior to the strategic realignment of its mortgage banking operations in 2000, as discussed in the “Business” section on page 3 of this Form 10-K, and further discussed below, First Midwest had conducted residential real estate mortgage loan origination, sales and servicing operations through its mortgage subsidiary. Mortgage banking revenues from these operations during 1999 included commissions and fees from third party loan servicing, realized gains on the sale of loans into the secondary market and origination and other fees received at closing. Effective with the dissolution of the mortgage subsidiary in early 2000, First Midwest’s mortgage loan origination activities have been conducted through the Bank on a commission basis, with such revenues being recorded in other service charges, commissions and fees in the income statement.

Table 8 summarizes mortgage loan origination activities for the years 1999 through 2001:

Table 8
Residential Real Estate Originations and Sales

	2001	2000	1999
Residential real estate mortgage loans:
Originated	$277,987	$103,907	$445,178
Sold to third parties	$268,185	$110,684	$404,687

Commissions earned	$728	$518	$1,971

Noninterest Expense

Noninterest expense totaled $145,356 in 2001 as compared to $144,416 in 2000 and $149,809 in 1999. The modest 2001 increase is the result of stringent cost control management, while the improvement in 2000 was due primari1y to expense reduction related to the realignment of mortgage banking operations discussed above. The efficiency ratio, which represents the amount of overhead necessary to generate a financial institution’s revenue stream (consisting of net interest and noninterest income) has continued to improve and stood at 49.7% for 2001 as compared to 53.1% for 2000 and 55.7% for 1999. As a result of continued cost containment and higher levels of revenues from net interest income and noninterest income, the 2001 efficiency ratio represents the first ever sub-50% achieved by First Midwest for a full year. Table 9 analyzes the components of noninterest expense for the years 1999 through 2001:

Table 9
Analysis of Noninterest Expense

				% Change
	2001	2000	1999	2001-2000	2000-1999
Compensation expense (Table 10)	$76,780	$75,707	$79,015	1.4	(4.2)
Occupancy expense	14,353	13,635	13,366	5.3	2.0
Equipment expense	7,644	7,900	8,479	(3.2)	(6.8)
Technology and related costs	10,186	10,894	10,113	(6.5)	7.7
Professional services	6,270	7,538	8,320	(16.8)	(9.4)
Advertising and promotions	3,314	3,859	3,822	(14.1)	1.0
Other expenses	26,809	24,883	26,694	7.7	(6.8)

Total noninterest expense	$145,356	$144,416	$149,809	0.7	(3.6)

Efficiency ratio	49.7%	53.1%	53.1%

Compensation expense, the largest component of noninterest expense, includes employee salaries and wages, retirement and other employee benefits and expense relating to temporary personnel costs. Table 10 analyzes the components of compensation expense for the years 1999 through 2001:

Table 10
Analysis of Compensation Expense

				% Change
	2001	2000	1999	2001-2000	2000-1999
Salaries and wages	$60,089	$59,528	$63,697	0.9	(6.5)
Retirement and other employee benefits	15,308	14,702	13,587	4.1	8.2
Temporary personnel expense	1,383	1,477	1,731	(6.4)	(14.7)

Total compensation expense	$76,780	$75,707	$79,015	1.4	(4.2)

Average full-time equivalent (FTE) employees	1,531	1,583	1,709	(3.3)	(7.4)

Salaries and wages increased by .9% in 2001 following a decrease of 6.5% in 2000. Average FTEs decreased by 52 in 2001 as a result of staffing reductions from the reorganization of certain support operations of the Bank. The 2000 decline in salary costs and FTEs is directly related to the elimination of approximately 100 FTEs from the mortgage banking realignment and modest staff reductions from a review of staffing needs in the retail sales division of the Bank. Despite the reduction in average FTEs, retirement and other employee benefits increased 4.1% in 2001 following an increase of 8.2% in 2000. The 2001 increase in this category was primarily attributable to a larger profit sharing contribution in 2001 than in the prior year due to record earnings performance and a $475 special healthcare contribution to reimburse the Company’s self-insured healthcare trust for certain extraordinary claim costs incurred during the year. The increase in 2000 as compared to 1999 was attributable to a similar special healthcare contribution of $600 as well as to certain severance-related retirement benefits to terminated mortgage banking subsidiary staff.

Occupancy expense increased by 5.3% in 2001 over 2000, following an increase of 2.0% in 2000. The 2001 increase is attributable to higher utility and snow removal costs as well as various fixed asset and leasehold improvement write-offs approximating $200 each relating to the closing of two supermarket branches and the sale of a building incident to the previously discussed trust company merger. The 2% increase in 2000 reflects normal cost increases offset by efficiencies realized from the utilization of an outsourced facilities management program and the elimination of costs associated with the operation of three overlapping branches from the Heritage Financial Services acquisition that were closed in the fourth quarter of 1999.

Equipment expense decreased by 3.2% in 2001 following a decrease of 6.8% in 2000. This 2001 reduction was the result of reduced repair costs, decreased expense, and lower maintenance contract costs as the result a Company-wide renegotiation of contracts with vendors. The 2000 reduction was due to lower depreciation resulting from equipment sold and disposed of due to the discontinuation of mortgage subsidiary operations.

Technology and related costs decreased by 6.5% in 2001 over 2000 and followed a 7.7% increase in 2000 over 1999. Almost half of the 2001 decrease is incident to the discontinuation of mortgage subsidiary operations in 2000 and the balance due to lower data network costs as a result of renegotiated contract terms. Increased use of technology to enhance delivery systems, customer service and product offerings, as well as higher activity volumes, accounts for the 2000 increase as well as costs that were attributable to contract termination fees and conversion of data records related to the sale of the mortgage loan-servicing portfolio.

Professional services decreased 16.8% in 2001 following a 9.4% decrease in 2000. 2001’s reduction was due to lower loan related expenses and the elimination of certain consulting costs. Additionally, the Bank’s charter conversion, as discussed on page 5 of this Form 10-K, was effected to realize a reduction in supervisory costs, included in the professional fees category, with such reduction totaling $250 for the second half of 2001 and estimated to be in the range of $500-$600 for 2002. The decrease in 2000 is primarily due to loan related expenses which were influenced by two factors: (i) the reduction of certain costs experienced in the prior year relating to a home equity promotion, and (ii) a reduction in professional services incident to mortgage subsidiary lending and recordkeeping operations.

Advertising and promotions expense decreased by 14.1% in 2001 following an increase of 1.0% in 2000. The reduction of advertising expense in 2001 is due to a shift in marketing strategy and the scaling back of certain advertising programs.

Other expenses increased 7.7% in 2001 as compared to 2000 after decreasing 6.8% in 2000 as compared to 1999. Other expenses include various categories such as freight and courier costs, merchant credit card expense, supplies and printing, and miscellaneous losses and expenses. The increase in 2001 was related to certain costs that were incurred to change stationary, supplies, etc. incident to the Bank charter conversion.Additionally, a general 3% increase in postage in 2001 contributed to that year’s increase. The decrease in 2000 was related, in large part, to the discontinuation of mortgage subsidiary operations which saw reductions of $431 in freight and courier costs, $289 in supplies and printing and $236 in postage with the balance of the decrease being spread amongst various subcategories.

INCOME TAXES

First Midwest annually develops an income tax plan, which focuses on the maximization of long term, after-tax profitability on a consolidated basis. First Midwest’s provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 1999 through 2001are detailed in Table 11.

Table 11
Analysis of Income Tax Expense

	2001	2000	1999
Income before income tax expense	$108,806	$99,299	$95,429
Income tax expense	$26,668	$23,759	$24,520
Effective income tax rate	24.5%	23.9%	25.7%

First Midwest’s accounting policies underlying the recognition of income taxes in the statements of condition and income are included in Notes 1 and 14 to “Notes to Consolidated Financial Statements” beginning on page 41 of this Form 10-K. In accordance with such policies, First Midwest records income tax expense (benefits) in accordance with Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes” (“FASB No. 109.”) Pursuant to FASB No. 109, First Midwest recognizes deferred tax assets and liabilities based on temporary differences in the recognition of income and expenses for financial statement and income tax purposes. Deferred tax assets totaling $12,470 at December 31, 2001 are recorded in other assets in the accompanying Consolidated Statements of Condition.

Under FASB No. 109, deferred tax assets must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing whether a valuation allowance is required, First Midwest considers the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, and to a lesser extent, future taxable income and tax planning strategies. Based on this assessment, First Midwest has determined that a valuation allowance is not required for any of the deferred tax assets it has recorded.

CAPITAL MANAGEMENT AND DIVIDENDS

A strong capital structure is crucial in maintaining investor confidence, accessing capital markets and enabling First Midwest to take advantage of future profitable growth opportunities. First Midwest has developed a policy to manage its capital structure in accordance with regulatory guidelines and to ensure the appropriate use of this resource. First Midwest’s Capital Policy requires that the Bank maintain a capital ratio in excess of the minimum regulatory guidelines and also acts as an internal discipline in analyzing business risks and internal growth opportunities, in addition to setting targeted levels of return on equity. Under regulatory capital adequacy guidelines, First Midwest and the Bank are subject to various capital requirements administered by the federal banking agencies. Capital adequacy guidelines require that First Midwest meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-Consolidated Statements of Condition items calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components of capital and assets, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require First Midwest to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined). As of December 31, 2001, First Midwest and the Bank meet all capital adequacy requirements to which they are subject.

To be categorized as “well capitalized,” First Midwest and the Bank must maintain minimum total and tier 1 capital to risk-weighted assets and tier 1 capital to average assets ratio. The following table summarizes the actual capital amounts and ratios for First Midwest and compares them to the capital levels and ratios necessary to be categorized as adequately capitalized and well capitalized:

Table 12
Capital Measurements

	First Midwest Actual		For Capital Adequacy Purposes		Well Capitalized for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2001:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$471,728	11.08%	$340,488	8.00%	$425,611	10.00%
First Midwest Bank	458,022	10.81	338,998	8.00	423,747	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	423,983	9.96	170,244	4.00	255,366	6.00
First Midwest Bank	410,277	9.68	169,499	4.00	254,248	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	423,983	7.43	171,181	3.00	285,301	5.00
First Midwest Bank	410,277	7.25	170,047	3.00	283,412	5.00

As of December 31, 2000:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	$478,703	11.61%	$329,908	8.00%	$412,385	10.00%
First Midwest Bank	436,088	10.67	326,952	8.00	408,690	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	433,610	10.51	164,954	4.00	247,431	6.00
First Midwest Bank	390,995	9.57	163,476	4.00	245,214	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc.	433,610	7.36	176,773	3.00	294,621	5.00
First Midwest Bank	390,995	6.67	175,891	3.00	293,152	5.00

In August 2001, First Midwest’s Board of Directors authorized the repurchase of up to 3,125 shares of its common stock on the open market or in private transactions. The August 2001 repurchase authorization represented the eighth such program authorized by the Board of Directors since the Company’s formation in 1983. The following table shows the current and all previous authorizations on a stock split-adjusted basis:

Table 13
Repurchase Authorizations

Date	Shares Authorized	Authorized as a % of Outstanding	Shares Repurchased	Repurchased as a % of Authorization	Average Cost Per Repurchased Share
November 1991	1,125	4.80%	799	71%	$ 9.87
November 1993	1,125	4.90%	409(1)	36%	11.20
November 1995	1,500	6.60%	173(1)	12%	12.21
November 1996	1,690	5.30%	1,038	62%	16.27
September 1998	1,600	2.90%	1,600	100%	21.55
February 1999	3,750	6.90%	3,750	100%	20.92
November 1999	1,875	3.75%	1,188(2)	63%	23.90
August 2001	3,125	6.25%	1,169(3)	—	26.33

(1)	Authorizations suspended as a result of pooling-of-interests restrictions in connection with acquisitions.
(2)	Balance rescinded and replaced by August 2001 authorization.
(3)	Represents repurchases through December 31, 2001, with 1,956 shares remaining to be repurchased.

The repurchased shares have been used for issuances in conjunction with First Midwest’s Dividend Reinvestment Plan, qualified and nonqualified retirement plans and stocks option plans as well as for other general corporate purposes. First Midwest has reissued shares held in the treasury to fund such plans totaling 258 and 308 in 2001 and 2000, respectively.

First Midwest believes that it has a responsibility not only to judiciously manage its capital structure but also to reward its stockholders with a meaningful current return on their investment. As part of the Company’s dividend policy, the Board of Directors reviews its dividend payout ratio periodically to ensure that it is consistent with internal capital guidelines, industry standards, and peer group practices. As a result of improved performance from operations as well as First Midwest’s perceived future prospects, the Board of Directors has increased the quarterly dividend every year since 1993. Additionally, at its November 2001 meeting, the Board also declared a 5-for-4 stock split which was paid in December 2001, representing the fifth such split in the Company’s nineteen year history. The following table summarizes the dividend increases declared since 1993:

Table 14
Dividend Increases Declared

Date	Quarterly Rate Per Share	% Increase
November 2001	$0.170	6%
November 2000	0.160	11%
November 1999	0.144	13%
November 1998	0.128	7%
November 1997	0.120	13%
November 1996	0.106	18%
February 1996	0.090	13%
February 1995	0.080	15%
February 1994	0.070	13%

INVESTMENT MANAGEMENT

The investment portfolio is managed to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements and to adjust Consolidated Statements of Condition rate sensitivity to insulate net interest income against the impact of changes in interest rate movements. The following table sets forth the year-end carrying value of securities for the last three years:

Table 15
Composition of Investment Portfolio

	December 31,
	2001		2000		1999
	Amount	% of Total	Amount	% of Total	Amount	% of Total
By Type:
U.S. Treasury	$2,211	0.1	$2,425	0.1	$3,252	0.2
U.S. Agency	70,521	3.8	422,764	19.1	637,319	30.7
Mortgage-backed	1,161,739	62.4	1,166,524	52.7	904,522	43.5
State and Municipal	542,626	29.2	538,911	24.3	478,886	23.1
Other	83,737	4.5	84,321	3.8	52,811	2.5

Total	$1,860,834	100.0	$2,214,945	100.0	$2,076,790	100.0

By Classification:
Available for sale	$1,771,607	95.2	$2,130,148	96.2	$2,033,247	97.9
Held to maturity	89,227	4.8	84,797	3.8	43,543	2.1

Total	$1,860,834	100.0	$2,214,945	100.0	$2,076,790	100.0

The following sections describe First Midwest’s investment portfolio:

Securities Available for Sale—Securities which First Midwest believes could be sold prior to maturity in order to manage interest rate, prepayment or liquidity risk are classified as securities available for sale and are carried at fair market value. Unrealized gains and losses on this portfolio segment are reported on an after-tax basis as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income.

At December 31, 2001, the after-tax unrealized net gain on the securities available for sale portfolio totaled $7,085. This compares to an after-tax net unrealized loss on such portfolio of $7,039 as of the prior year-end. The unrealized net appreciation or depreciation on this portfolio represents the difference, net of taxes, between the aggregate cost and market value of the portfolio. This Consolidated Statements of Condition component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate market value of the portfolio.

The maturity distribution and average yields, on a tax equivalent basis, of the securities available for sale portfolio at December 31, 2001 are presented in Table 16.

Table 16
Securities Available for Sale
Maturity Distribution and Portfolio Yields

	December 31, 2001
	U.S. Treasury	U.S. Agency	Mortgage- Backed	State and Municipal (1)	Other	Total
One year or less:
Market Value	$205	$3,963	$62,595	$1,529	$5,906	$74,198
Amortized Cost	200	6,821	62,123	1,797	5,905	76,846
Yield (%)	5.66	3.69	6.28	5.44	2.07	5.71
One year to five years:
Market Value	—	4,242	322,836	8,879	—	335,957
Amortized Cost	—	1,414	320,332	31,368	—	353,114
Yield (%)	—	5.95	6.47	4.84	—	6.32
Five years to ten years:
Market Value	—	62,190	311,011	57,746	25,328	456,275
Amortized Cost	—	61,982	308,366	181,771	21,866	573,985
Yield (%)	—	3.61	6.54	4.83	7.22	5.71
After ten years:
Market Value	—	—	465,297	411,020	28,860	905,177
Amortized Cost	—	—	461,714	258,937	35,396	756,047
Yield (%)	—	—	6.94	4.92	6.18	6.21

Total:
Market Value	$205	$70,395	$1,161,739	$479,174	$60,094	$1,771,607
Amortized Cost	$200	$70,217	$1,152,535	$473,873	$63,167	$1,759,992
Yield (%)	5.66	3.66	6.67	4.88	6.16	6.05

(1)	Yields on state and municipal securities are reflected on a tax equivalent basis, assuming a federal tax rate of 35%.

The maturity distributions of mortgaged-backed securities in Table 16 are based upon the contractual maturities of such securities. Actual maturities of the securities in Table 16 may differ from that reflected in the table due to securities with call features which are assumed to be held to contractual maturity for maturity distribution purposes.

At December 31, 2001, the available for sale securities totaled $1,771,607 compared with $2,130,148 at December 31, 2000. The relative mix of the type of available for sale securities and percentage of total portfolio between year-end 2000 and 2001 did not change significantly except for an approximate $352,000 reduction in U.S. Agencies. This reduction was primarily due to liquidity needs to fund loan growth.

As shown in Table 16, as of December 31, 2001, the pre-tax unrealized gain in the securities available for sale portfolio (representing the difference between the total portfolio amortized cost and market value at December 31, 2000) was $11,615 as compared to a loss of $11,540 at year-end 2000. During 2001, the interest rates on the 10 and 30 year U.S. Treasury Bonds remained relatively flat, reversing the downward trend experienced in 2000. For this reason, there was little impact on the market value of the mortgage-backed security portfolio from year-end 2000 since the securities included in that portfolio are predominantly priced relative to the 10 and 30 year U.S. Treasury Bonds. The effective duration of the mortgage-backed securities portfolio at year-end 2001 was approximately 2.82 years with a tax equivalent yield to maturity of 5.97%. As of December 31, 2001, the aggregate securities available for sale portfolio had an effective duration of 3.60 years and a tax equivalent yield to maturity of 6.05%.

Securities Held to Maturity—Securities which First Midwest has the ability and intent to hold until maturity are classified as securities held to maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. First Midwest has no trading account securities.

The maturity distribution and average yields, on a tax equivalent basis, of the securities held to maturity portfolio as of December 31, 2001 are presented on Table 17.

Table 17
Securities Held to Maturity
Maturity Distribution and Portfolio Yields

	December 31, 2001
	U.S. Treasury	U.S. Agency	State and Municipal (1)	Other	Total	Market Value as a % of Amortized Cost
One year or less:
Market Value	$1,659	$—	$10,898	$—	$12,557	100.34

Amortized Cost	1,627	—	10,887	—	12,514
Yield (%)	4.43	—	4.19	—	4.22
One year to five years:
Market Value	387	126	15,906	—	16,419	100.54

Amortized Cost	379	126	15,826	—	16,331
Yield (%)	4.30	3.02	5.40	—	5.36
Five years to ten years:
Market Value	—	—	23,527	—	23,527	100.05

Amortized Cost	—	—	23,516	—	23,516
Yield (%)	—	—	6.65	—	6.65
After ten years:
Market Value	—	—	13,244	23,643	36,887	100.06

Amortized Cost	—	—	13,223	23,643	36,866
Yield (%)	—	—	3.33	5.82	4.93

Total:
Market Value	$2,046	$126	$63,575	$23,643	$89,390	100.18

Amortized Cost	$2,006	$126	$63,452	$23,643	$89,227
Yield (%)	4.41	3.02	5.22	5.82	5.36

(1)	Yields on state and municipal securities are reflected on a tax equivalent basis, assuming a federal tax rate of 35%.

Securities Gains, Net—Net gains on sales of securities decreased in 2001 to $790 as compared to $1,238 in 2000 and $97 in 1999. The 2001 gains resulted primarily from the sales of short maturity securities in which the Company felt the gains fully discounted any future interest rate movements.

LOAN PORTFOLIO AND CREDIT QUALITY

Loans represent the principal source of revenue to First Midwest because, as a category, they are both the largest and the highest yielding asset group on the Consolidated Statements of Condition. First Midwest’s revenue from lending activities is primarily represented by interest income but also includes loan origination and commitment fees (net of related costs) and earned discounts on consumer loans. The accounting policies underlying recording of loans in the Consolidated Statements of Condition and the recognition and/or deferral of interest income and fees (net of costs) arising from lending activities are included in Notes 1 and 4 to “Notes to Consolidated Financial Statements” beginning on pages 41 and 47 of this Form 10-K.

Portfolio Composition

The corollary to generating higher yields and thereby greater revenue from the loan portfolio is the assumption of credit risk associated with the related assets recorded on the Consolidated Statements of Condition. Among the ways in which such credit risk is controlled is through diversification of the loan portfolio and the limitation of the amount of loans extended to any one industry or group of borrowers.

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

It is First Midwest’s policy to concentrate its lending activities in the geographic market areas it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are gathered in the same market areas, with the primary market concentration being the Chicago suburban banking market. Although First Midwest’s legal lending limit is approximately $60 million, the largest loan to one borrower at year-end 2001 was approximately $21 million, with only 49 credits in the portfolio representing aggregate loans to one borrower in excess of $10 million. As of year-end 2001, First Midwest has no energy sector, syndicated, or foreign loan exposures nor does the Company have any consequential exposures outside of its geographic market.

The following table summarizes the total loans outstanding, and their percent of the loan portfolio, as of the end of the last five years:

Table 18
Loan Portfolio

	As of December 31,
	2001	% of Total	2000	% of Total	1999	% of Total	1998	% of Total	1997	% of Total
Commercial and industrial	$827,281	24.5	$817,208	25.3	$780,500	26.3	$750,956	28.2	$757,059	24.9
Agricultural	87,188	2.6	67,736	2.1	56,852	1.9	49,397	1.9	39,014	1.3
Consumer	947,246	28.1	924,189	28.6	847,997	28.6	688,774	25.8	754,727	24.8
Real estate—1-4 family	196,741	5.8	250,635	7.7	253,268	8.6	257,307	9.7	506,077	16.6
Real estate—commercial	998,857	29.6	900,781	27.9	834,852	28.2	769,514	28.8	858,627	28.2
Real estate—construction	314,993	9.4	272,647	8.4	189,018	6.4	148,469	5.6	129,290	4.2

Total	$3,372,306	100.0	$3,233,196	100.0	$2,962,487	100.0	$2,664,417	100.0	$3,044,794	100.0

Growth vs. prior year-end	4.3%		9.1%		11.2%		(12.5%)		1.8%

Loan growth during 2001 continued the positive trend begun in 1999. Total loans at December 31, 2001 grew 4.3%, or $139 million. During the fourth quarter 2001, softness was experienced in commercial, 1-4 family real estate, and indirect consumer loans reflective of a combination of the slowing economy and an intensified focus on sound underwriting and profitable pricing. As a result, fourth quarter 2001 loan growth was essentially flat resulting in a lower 2001 growth rate as compared to the prior year. In 2000 total loans grew by 9.1% with the growth being experienced in all loan categories with the exception of 1-4 family real estate. During the fourth quarter of 2000, First Midwest sold $30 million of home equity loans at book value. Factoring out such sale, loan growth in 2000 would have been 10.2%.

The growth experienced by First Midwest during the 1999–2001 period was evidence of a combination of a sound economy and the strength of the niche markets in which First Midwest operates, primarily being the suburban Chicago banking market. The trend over the last three years reverses the decline in loans in 1998 and moderate growth during 1997. During the period 1997 through 1998, First Midwest made acquisitions totaling approximately $1.9 billion in total assets represented by SparBank Incorporated and Heritage Financial Services. As a result of those significant acquisitions and the related integration activities, First Midwest outsourced certain loans that did not conform to its lending policies and securitized other loans, thereby removing them from the loan portfolio. The process of integrating those acquisitions and the related disruptions that affected sales activities significantly affected First Midwest’s effort to grow its loan portfolio. The loan growth experienced in 1999, 2000 and 2001 is a direct result of the refocusing of First Midwest’s lending sales efforts.

Commercial and industrial loans increased 1.2%, or $10,073, in 2001. This category of loans is diversified from an industry standpoint and includes loans to manufacturing, wholesalers, retailing and other service businesses. Consistent with First Midwest’s emphasis on relationship banking, most of these credits represent core, multi-relationship customers who also maintain deposit relationships and utilize other First Midwest banking services such as cash management.

Consumer loans, which increased 2.5%, or $23,057, in 2001 consist of loans made directly to individuals for various personal purposes, as well as indirect installment loans represented mainly by automobile financings acquired from dealerships in First Midwest’s primary markets. This category also includes direct home equity loans and other direct installment loans. The 2001 loan growth in this category was experienced across all types of consumer loans.

Real estate 1-4 family loans are comprised predominately of owner occupied residential properties. As discussed under the “Business” section on page 3 of this Form 10-K, First Midwest reorganized the manner in which it offers mortgage products in early 2000. This reorganization moved sales activities conducted by First Midwest to its branch network while all administrative activities, including servicing, were outsourced to a third party vendor. First Midwest now earns commissions from the origination of mortgage loans which are then either retained for portfolio or sold on the secondary market by the outsourcing vendor. As indicated in Table 8 on page 21, mortgage loan originations for 2001 increased by 167.5% over 2000, due primarily to increased loan demand as a result of lower market interest rates. Driven by asset-liability structural considerations, in 2001 First Midwest elected not to retain a majority of its mortgage loan origination production, thereby accounting for the approximate 21.5% decrease in this category during the current year.

Real estate commercial loans, which increased by 10.9%, or $98,076, in 2001 represent income-producing commercial property loans, multi-unit residential mortgages and commercial real estate mortgages, many housing the operations of the borrower’s business. The increase in this category during 2001 is consistent with that experienced in the prior year and is reflective of the continuing significant demand for commercial properties in the suburban Chicago banking market.

Real estate construction loans, which grew by $42,346, or 15.5%, in 2001 consist primarily of single family and multi-family residential projects located in the primary markets of First Midwest’s banking offices. Real estate construction loans are a profitable line of lending for First Midwest due to the higher level of interest rates and fees earned on such loans as compared to other loan categories and the favorable loss experience on these loans. The growth experienced in 2001 was primarily the result of continued strong demand for single family and 1-4 family residential construction in the Chicago banking market. This demand has continued to grow steadily over the last five years as contractors have avoided the boom-bust building cycles of the 1970’s and 1980’s in favor of slower, steadier growth.

The combination of real estate commercial and construction lending represents slightly over one-third of First Midwest’s total loan portfolio. Real estate lending has been a specialty of First Midwest since shortly after the formation of the Company in 1983, with the largest customers generally representing seasoned, long-time borrowers who operate primarily in the Chicago suburban markets which are described on page 3 of this Form 10-K. First Midwest has staffed its real estate lending function with experienced senior officers generally having 14 or more years of experience in real estate lending in these market areas. First Midwest’s loan loss experience for these two categories of lending is detailed in Table 20 on page 32 of this Form 10-K.

Maturity and Interest Rate Sensitivity of Loans

Table 19 summarizes the maturity distribution of First Midwest’s commercial, agricultural, commercial real estate and real estate construction loan portfolios as of December 31, 2001 as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 19
Maturities and Sensitivities of Loans to Changes in Interest Rates

	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial, industrial, and agricultural	$555,481	$333,712	$25,276	$914,469
Real estate—commercial	206,773	721,939	70,145	998,857
Real estate—construction	200,558	114,435	—	314,993

Total	$962,812	$1,170,086	$95,421	$2,228,319

Interest Rate Sensitivity of Loans
Maturing in Over 1 Year

	Fixed Rate	Floating Rate
Commercial, industrial, and agricultural	$274,536	$84,452
Real estate—commercial	625,621	166,463
Real estate—construction	1,815	112,620

Total	$901,972	$363,535

Credit Quality Management and the Reserve for Loan Losses

First Midwest’s loan portfolios are subject to varying degrees of credit risk. As discussed in the previous section entitled “Portfolio Composition,” credit risk is mitigated through portfolio diversification limiting exposure to any single industry or customer. Similarly, credit risk is also addressed through the establishment of a comprehensive system of internal controls which includes standard lending policies, underwriting criteria and collateral safeguards. These internal controls that address credit risk also include the establishment and monitoring of formal credit policies and procedures as well as continuing surveillance and evaluation of the quality, trends, collectibility and collateral protection within the loan portfolio which are monitored by an internal loan review staff. The policy and procedures are reviewed and modified on an ongoing basis in order to remain suitable for the management of risk as conditions change and new credit products are offered. First Midwest’s credit administration policies include a loan rating system and an analysis by the internal loan review staff of all loans and commitments over a fixed limit, as well as statistical sampling of loans under such dollar limit. Furthermore, account officers are vested with the responsibility of monitoring their customer relationships and act as the first line of defense in determining changes in the loan ratings on credits for which they are responsible. First Midwest believes that any significant change in the overall quality of the loan portfolio will first manifest itself in the migration of loan ratings within this monitoring system. Finally, First Midwest has historically had a very active process of senior manager review of those loans that have migrated in the loan rating system to a level that requires some form of remediation. Such loans are reviewed at regularly scheduled quarterly meetings between the credit administration staff and the account officers where action plans are developed to either remediate any emerging problem loans or develop a specific plan for removing such loans from the portfolio over a short, forward time frame. In view of a continuing economic slow down expected for 2002, First Midwest intends to increase the frequency of these meetings to an every other month cycle rather than quarterly.

First Midwest maintains a reserve for loan losses to absorb inherent losses in the loan portfolio. The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are discussed in Notes 1 and 5 to “Notes to Consolidated Financial Statements” beginning on page 41 of this Form 10-K. The appropriate level of the reserve for loan losses is determined by systematically performing a review of the loan portfolio quality as required by the credit administration policy and procedures described above. The reserve for loan losses consists of three elements; (i) specific reserves established for any impaired commercial, real estate commercial and real estate construction loan for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience; and (iii) reserves based on general economic conditions as well as specific economic factors in the markets in which First Midwest operates. Loans within the portfolio that are selected for review to determine whether specific reserves are required include both loans over a specified dollar limit as well as loans where the internal credit rating is below a predetermined classification. Loans subject to this review process generally include commercial and agricultural loans, real estate commercial and real estate construction loans. Specific reserves for these loans are determined in accordance with the provisions of the accounting policies referred to above. Consumer and other retail loan reserve allocations are based upon the evaluation of pools or groups of such loans. The portion of the reserve based on historical loan loss experience is determined statistically using a loss migration analysis that examines loss experience and the related internal rating of loans charged off. The loss migration analysis is performed quarterly and loss factors are periodically updated based on actual experience. The portion of the reserve based on general economic conditions and other factors is considered the unallocated portion of the reserve. This portion is determined based upon a number of general factors including the changes in composition of the loan portfolio, recent net charge-off experience by loan category, as well as general economic conditions, and involves a higher degree of subjectivity in its determination. This segment of the reserve considers risk factors that may not have manifested themselves in First Midwest’s historical loss experience.

Table 20 shows the allocation of the reserve for loan losses by loan category as well as charge-off and recovery information for the last 5 years. In 1998, First Midwest refined its allocation methodology to more closely align the projected losses in each category of the loan portfolio with the specific reserve migration analysis and historical loan loss experience methodology discussed above. Accordingly, First Midwest has allocated a larger portion of its reserve for loan losses in 1998 through 2001 than in prior years. As of year-end 2001, the allocation of the reserve for loan losses to agricultural, real estate 1-4 family, and real estate-commercial loans decreased. The reduced allocations for agricultural and real estate 1-4 family loans were the result of low levels of charge-offs in both categories and improving delinquency trends. The increase in the consumer category allocation was the result of increased net-charge offs during 2001 as well as continued concerns arising from an increase in unemployment rates and economic uncertainty in 2002.

Consistent with both the continued weakness in the overall economy during 2001 and the Company’s aggressive problem loan identification and charge-off strategy, total loans charged off, net of recoveries, were $16,432, or .49%, of average loans, which was higher as a percent of average loans than both 2000’s level of $6,646, or .21%, and 1999’s level of $6,405, or .23%. Gross charge-offs were approximately $10 million higher in 2001 than in 2000 with the largest increase occurring in the consumer category where 2001 charge-offs to average loans was .92% as compared to .47% in 2000. Commercial and industrial gross charge-offs of approximately $4.6 million represented .50% of that loan category and were largely the result of losses on two commercial credits aggregating $2.15 million. Similarly, although real estate—commercial charge-offs totaled approximately $3.1 million in 2001, representing .33% of that portfolio, $2.95 million of such charge-offs were represented by one real-estate commercial credit.

The provision for loan losses charged to operating expense in any given year is dependent on factors including loan growth and changes in the composition of the loan portfolio, net charge-off levels and the Company’s assessment of the reserve for loan losses based upon the previously discussed methodology.

As a result of the level of net charge-offs in 2001 the provision for loan losses increased in 2001 and totaled $19,084 as compared to $9,094 in 2000 and $5,760 in 1999. The 200l provision for loan losses exceeded the year’s net charge-offs by $2,652 resulting in an increase in the ratio of reserve for loan losses to total loans at year-end 2001 to 1.42% from 1.39% at the end of 2000, consistent with levels maintained in prior years and at a level the Company believes is appropriate to the loan growth experienced in 2001.

Table 20
Analysis of the Reserve for Loan Losses and
Summary of Loan Loss Experience

	Years ended December 31,
	2001	2000	1999	1998	1997

Change in reserve for loan losses:
Balance at beginning of year	$45,093	$42,645	$43,290	$46,965	$41,609
Loans charged-off	(19,330)	(9,149)	(9,141)	(12,955)	(12,060)
Recoveries on loans previously charged-off	2,898	2,503	2,736	3,738	8,051

Net loans charged-off	(16,432)	(6,646)	(6,405)	(9,217)	(4,009)
Provisions charged to operating expense	19,084	9,094	5,760	5,542	9,365

Balance at end of year	$47,745	$45,093	$42,645	$43,290	$46,965

Allocation of reserve for loan losses by loan category at December 31:
Commercial and industrial	$10,886	$10,193	$8,633	$6,900	$4,718
Agricultural	1,674	2,338	2,351	2,634	113
Consumer	13,399	10,238	8,542	8,407	6,057
Real estate – 1-4 family	155	1,204	1,151	1,205	2,859
Real estate – commercial	2,600	4,957	5,332	3,130	3,640
Real estate – construction	1,459	1,472	841	1,004	218
Unallocated	17,572	14,691	15,795	20,010	29,360

Total	$47,745	$45,093	$42,645	$43,290	$46,965

Reserve as a percent of loans at year-end	1.42%	1.39%	1.44%	1.62%	1.54%

Loans charged-off:
Commercial and industrial	$(4,620)	$(2,560)	$(2,147)	$(5,179)	$(2,687)
Agricultural	(104)	—	(54)	(35)	(5)
Consumer	(11,363)	(6,253)	(6,358)	(7,458)	(8,437)
Real estate – 1-4 family	(124)	(177)	(69)	(56)	(169)
Real estate – commercial	(3,119)	(159)	(513)	(215)	(710)
Real estate – construction	—	—	—	(12)	(52)

Total	$(19,330)	$(9,149)	$(9,141)	$(12,955)	$(12,060)

Recoveries on loans previously charged-off:
Commercial and industrial	$363	$531	$568	$963	$4,754
Agricultural	1	—	14	—	—
Consumer	2,534	1,957	2,137	2,625	3,049
Real estate – 1-4 family	—	—	1	—	28
Real estate – commercial	—	15	16	150	220

Total	$2,898	$2,503	$2,736	$3,738	$8,051

Net loans charged-off:
Commercial and industrial	$(4,257)	$(2,029)	$(1,579)	$(4,216)	$2,067
Agricultural	(103)	—	(40)	(35)	(5)
Consumer	(8,829)	(4,296)	(4,221)	(4,833)	(5,388)
Real estate – 1-4 family	(124)	(177)	(68)	(56)	(141)
Real estate – commercial	(3,119)	(144)	(497)	(65)	(490)
Real estate – construction	—	—	—	(12)	(52)

Total	$(16,432)	$(6,646)	$(6,405)	$(9,217)	$(4,009)

Ratio of net loans charged-off to average loans outstanding for the period	0.49%	0.21%	0.23%	0.31%	0.13%

Nonperforming Loans and Assets

Nonperforming assets consist of nonaccrual loans, restructured loans and foreclosed real estate. Past due loans are loans which are delinquent 90 days or more and are still accruing interest. It is First Midwest’s policy to discontinue the accrual of interest income on any loan, including an impaired loan, when there is reasonable doubt as to the timely collectibility of interest or principal. Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to such collectibility.

The following table summarizes nonperforming assets and past due loans for the past five years as well as certain information relating to interest income on nonaccrual loans outstanding during 2001:

Table 21
Analysis of Nonperforming Assets and Past Due Loans

	Years ended December 31,
	2001	2000	1999	1998	1997
Nonaccrual loans	$16,847	$19,849	$20,278	$20,638	$11,699
Restructured loans	—	—	—	—	139

Total nonperforming loans	16,847	19,849	20,278	20,638	11,838
Foreclosed real estate	3,630	1,337	1,157	1,015	5,119

Total nonperforming assets	$20,477	$21,186	$21,435	$21,653	$16,957

90 days past due loans (still accruing interest)	$5,783	$7,045	$5,286	$5,342	$5,736

Nonperforming loans to total loans	0.50%	0.61%	0.68%	0.77%	0.39%
Nonperforming assets to total loans plus foreclosed real estate	0.61%	0.65%	0.72%	0.81%	0.56%
Nonperforming assets to total assets	0.36%	0.36%	0.39%	0.42%	0.34%
Reserve for loan losses as a percent of:
Total loans at year end	1.42%	1.39%	1.44%	1.62%	1.54%
Nonperforming loans	283%	227%	210%	210%	397%

The effect of nonaccrual loans on interest income for 2001 is presented below:

2001
Interest which would have been included at the normal contract rates	$2,259
Interest included in income during the year	(563)

Interest income not recognized in the financial statements	$1,696

As shown on Table 21, nonperforming loans totaled $16,847 at year-end 2001 as compared to $19,849 at year-end 2000, decreasing as a percentage of total loans to .50% from .61%, respectively. The decrease in nonperforming loans at year-end 2001 as compared to the prior year is primarily attributable to the remediation of one loan totaling approximately $3.6 million in addition to the aggressive charging previously described. Of the $16.8 million in nonaccrual loans at year-end, the largest is a leasing credit totaling approximately $2.4 million with the next three largest in the range of $1.4 to $1.7 million. The remaining nonperforming credits are under $600 each. Nonaccrual loans by category at year-end 2001 are as follows:

Table 22
Composition of Nonaccrual Loans

Amount
Loan Category
Commercial and industrial	$8,181
Agricultural	1,420
Consumer	1,796
Real estate 1-4 family	1,810
Real estate commercial	1,737
Real estate construction	1,903

Total	$16,847

The ratio of the reserve for loan losses to nonperforming loans at year-end 2001 was 283%, the highest level achieved since year-end 1997.

In addition to the loans summarized in Table 21, the Securities and Exchange Commission Industry Guide for Bank Holding Companies requires that certain other loans, which First Midwest is monitoring, but where current conditions do not warrant classification as nonaccrual or restructured, be disclosed. These loans, which totaled $21,295 at December 31, 2001, as compared to $24,023 at year-end 2000, continue to accrue interest and are specifically considered in the evaluation of the adequacy of the reserve for loan losses.

QUARTERLY REVIEW

Table 23 summarizes First Midwest’s quarterly earnings performance for 2001 and 2000:

Table 23
Quarterly Earnings Performance (1)

	2001				2000
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$88,064	$95,351	$99,162	$102,641	$108,255	$109,072	$104,717	$99,473
Interest expense	34,216	42,072	48,797	55,753	62,264	62,044	56,317	51,281
Net interest income	53,848	53,279	50,365	46,888	45,991	47,028	48,400	48,192
Provision for loan losses	6,313	5,248	4,065	3,458	1,995	2,625	2,512	1,962
Noninterest income	17,433	17,238	17,269	16,926	16,668	16,263	15,559	14,708
Noninterest expense	36,660	36,884	36,719	35,093	35,047	35,036	37,200	37,133
Income tax expense	7,034	7,136	6,559	5,939	6,182	6,228	5,684	5,665
Net income	21,274	21,249	20,291	19,324	19,435	19,402	18,563	18,140

Basic earnings per share(2)	$0.44	$0.43	$0.40	$0.38	$0.38	$0.38	$0.36	$0.35
Diluted earnings per share(2)	$0.43	$0.42	$0.40	$0.38	$0.38	$0.38	$0.36	$0.35

Return on average equity	18.24%	18.57%	17.65%	17.06%	18.25%	19.10%	19.62%	19.85%
Return on average assets	1.47%	1.47%	1.41%	1.36%	1.31%	1.30%	1.29%	1.30%
Net interest margin—tax equivalent	4.33%	4.27%	4.04%	3.77%	3.61%	3.66%	3.84%	3.96%

(1)	All ratios are presented on an annualized basis.
(2)
The sum of the 2000 and 2001 quarterly earnings per share amounts do not equal the full year earnings per share by $.01 due to a change in weighted shares outstanding resulting from 2000 share repurchases and the 5-for-4 stock split paid in December 2001.

FOURTH QUARTER 2001 vs. 2000

Net income for the fourth quarter of 2001 increased to a record $21.3 million, or $.43 per diluted share, as compared to 2000’s fourth quarter of $19.4 million, or $.38 per diluted share, representing an increase of 13.2% on a diluted share basis. Performance for the current quarter resulted in record annualized return on average assets of 1.47% as compared to 1.31% for the same quarter of 2000 and annualized return on average equity of 18.2% as compared to 18.3% for the 2000 quarter.

Total loans at December 31, 2001 were 4.3% higher than the prior year-end level with all loan categories except 1-4 family real estate experiencing growth. Total average loans for the year 2001 increased 5.5% over 2000; while on a linked-quarter basis total average loans for the fourth quarter 2001 were essentially flat. During the fourth quarter 2001, softness was experienced in commercial, 1-4 family real estate and indirect consumer loans reflective of a combination of the slowing economy and an intensified focus on sound underwriting and profitable pricing. Total average deposits for the year 2001 increased by 1.3% over 2000 and were essentially unchanged on a linked-quarter basis. As planned, average higher-cost wholesale funds continued to decline during the fourth quarter 2001, on both a year-to-year and linked-quarter basis. Even as wholesale funding declined significantly, core deposit growth coupled with liquidity provided by the securities portfolio was sufficient to satisfy the quarter’s loan funding needs.

Driven by loan growth, continued Fed interest rate reductions and a reduced reliance on wholesale funding, net interest margin for fourth quarter 2001 improved to 4.33%, a 72 basis point improvement over the 3.61% for 2000’s fourth quarter. The 4.33% earned in the fourth quarter represented both the fourth consecutive quarterly improvement in this key ratio and the highest quarterly level achieved since second quarter 1999.

Total noninterest income for fourth quarter 2001 grew by 4.6% over 2000’s like quarter. The improvement was realized primarily in the categories of service charges on deposit accounts and other commissions and fees. Although market sensitive trust and investment management fees were essentially unchanged for the full year, the approximate 10% decrease in fourth quarter 2001 was primarily attributable to the significant drop in equity prices as compared to 2000’s like quarter.

Total noninterest expenses for fourth quarter 2001 increased by 4.6% over 2000’s like quarter while decreasing by approximately 1% on a linked-quarter basis. For the year 2001 total noninterest expenses were up 1% over 2000, as a result of heightened cost control management.

Consistent with both the continued weakness in the overall economy and an aggressive problem loan identification and charge-off strategy, net loan charge-offs increased in fourth quarter and full year 2001 to .73% and .49% of average loans, respectively. Provisions for loan losses exceeded charge-offs by $2.7 million for the year 2001 resulting in an increase in the ratio of the reserve for loan losses to total loans at year-end 2001 to 1.42% as compared to 1.38% at September 30, 2001 and 1.39% at year-end 2000. As a consequence of the problem loan identification and charge-off strategy, nonperforming loan levels declined at year-end 2001 to .50% of loans while the reserve for loan losses at year-end represented 283% of nonperforming loans, both of these ratios being the best achieved since year-end 1997.

FORWARD LOOKING STATEMENTS

The preceding “Business”, “Legal Proceeding” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Form 10-K contain various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents First Midwest’s expectations and beliefs concerning future events including, without limitation, the following: the Company’s efforts in retaining and expanding its customer base and differentiating it from its competition; the FDIC insurance premium assessments for 2002; the impact from liabilities arising from legal proceedings on its financial condition; the impact of interest rates in general on the volatility of its net interest income; the impact of policy guidelines and strategies on net interest income based on future interest rate projections; the ability to provide funding sources for both the Bank and the parent company; the payment of future dividends based upon Company performance and prospects; the impact of portfolio diversification and the real estate lending practices on future levels of loan losses; the effect of loan growth generally on the improvement in net interest income; and the assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions.

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

Additional risks and uncertainties include: general economic or industry conditions, nationally and/or in the communities in which First Midwest conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of First Midwest’s loan and investment portfolios, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting First Midwest’s operations, products, services, and prices.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Amounts in thousands)

	December 31,
	2001	2000
Assets
Cash and due from banks	$155,822	$166,423
Federal funds sold and other short-term investments	4,334	18,070
Mortgages held for sale	15,240	5,438
Securities available for sale, at market value	1,771,607	2,130,148
Securities held to maturity, at amortized cost (market value 2001—$89,390 and 2000—$85,517)	89,227	84,797
Loans, net of unearned discount	3,372,306	3,233,196
Reserve for loan losses	(47,745)	(45,093)

Net loans	3,324,561	3,188,103
Premises furniture and equipment	77,172	81,840
Accrued interest receivable	32,027	41,589
Investment in corporate owned life insurance	135,280	126,860
Other assets	62,649	63,216

Total assets	$5,667,919	$5,906,484

Liabilities
Demand deposits	$738,175	$705,404
Savings deposits	421,079	447,455
NOW accounts	662,530	450,503
Money market deposits	584,030	535,391
Time deposits	1,788,107	2,113,452

Total deposits	4,193,921	4,252,205
Borrowed funds	971,851	1,145,872
Accrued interest payable	10,231	20,568
Other liabilities	44,649	41,116

Total liabilities	5,220,652	5,459,761

Stockholders’ Equity
Preferred stock, no par value; 1,000 shares authorized, none issued	—	—
Common stock, $.01 par value; authorized 60,000 shares; issued 56,927 shares; Outstanding: 2001—48,725 shares; 2000—51,075 shares	569	569
Additional paid-in capital	74,961	78,155
Retained earnings	537,600	487,878
Accumulated other comprehensive income (loss), net of tax	5,265	(7,039)
Treasury stock, at cost: 2001—8,202 shares and 2000 – 5,852 shares	(171,128)	(112,840)

Total stockholders’ equity	447,267	446,723

Total liabilities and stockholders’ equity	$5,667,919	$5,906,484

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years ended December 31,
	2001	2000	1999
Interest Income
Loans	$265,191	$278,907	$233,744
Securities:
Available for sale—taxable	90,551	114,779	97,061
Available for sale—nontaxable	23,038	23,442	23,626
Held to maturity—taxable	1,570	1,620	1,418
Held to maturity—nontaxable	3,850	1,245	1,464

Total interest on securities	119,009	141,086	123,569
Federal funds sold and other short-term investments	1,018	1,524	3,966

Total interest income	385,218	421,517	361,279

Interest Expense
Savings deposits	7,168	9,158	9,969
NOW accounts	8,574	9,367	8,234
Money market deposits	17,587	21,712	16,482
Time deposits	101,168	115,650	94,492
Borrowed funds	46,341	76,019	39,438

Total interest expense	180,838	231,906	168,615

Net interest income	204,380	189,611	192,664
Provision for loan losses	19,084	9,094	5,760

Net interest income after provision for loan losses	185,296	180,517	186,904

Noninterest Income
Service charges on deposit accounts	24,148	21,341	18,720
Trust and investment management fees	10,445	10,671	10,135
Other service charges, commissions, and fees	18,471	16,282	11,825
Mortgage banking revenues	—	395	5,646
Corporate owned life insurance income	8,190	6,517	5,209
Security gains, net	790	1,238	97
Other income	6,822	6,754	6,702

Total noninterest income	68,866	63,198	58,334

Noninterest Expense
Salaries and wages	60,089	59,528	63,697
Retirement and other employee benefits	16,691	16,179	15,318
Net occupancy expense	14,353	13,635	13,366
Equipment expense	7,644	7,900	8,479
Technology and related costs	10,186	10,894	10,113
Professional services	6,270	7,538	8,320
Advertising and promotions	3,314	3,859	3,822
Other expenses	26,809	24,883	26,694

Total noninterest expense	145,356	144,416	149,809

Income before income tax expense	108,806	99,299	95,429
Income tax expense	26,668	23,759	24,520

Net income	$82,138	$75,540	$70,909

Per Share Data
Basic earnings per share	$1.64	$1.47	$1.35
Diluted earnings per share	$1.63	$1.46	$1.34
Weighted average shares outstanding	50,057	51,314	52,669
Weighted average diluted shares outstanding	50,401	51,604	53,071
See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 1998	$569	$85,775	$399,446	$9,875	$(42,767)	$452,898
Comprehensive Income:
Net income	—	—	70,909		—	70,909
Other comprehensive income, net of tax:
Unrealized (losses) on securities	—	—	—	(58,947)	—	(58,947)

Total comprehensive income						11,962
Dividends declared ($.53 per share)	—	—	(27,644)	—	—	(27,644)
Purchase of treasury stock	—	—	—	—	(70,043)	(70,043)
Treasury stock issued to (purchased for)benefit plans	—	(14)	—	—	413	399
Exercise of stock options	—	(4,050)	—	—	5,770	1,720
Fair value adjustment to treasury stock held in grantor trust	—	20	—	—	(51)	(31)

Balance at December 31, 1999	569	81,731	442,711	(49,072)	(106,678)	369,261
Comprehensive Income:
Net income	—	—	75,540		—	75,540
Other comprehensive income, net of tax:
Unrealized gains on securities	—	—	—	42,033	—	42,033

Total comprehensive income						117,573
Dividends declared ($.59 per share)	—	—	(30,373)		—	(30,373)
Purchase of treasury stock	—	—	—	—	(12,195)	(12,195)
Treasury stock issued to (purchased for) benefit plans	—	(1)	—	—	(217)	(218)
Exercise of stock options	—	(3,569)	—	—	6,228	2,659
Fair value adjustment to treasury stock held in grantor trust	—	(6)	—	—	22	16

Balance at December 31, 2000	569	78,155	487,878	(7,039)	(112,840)	446,723
Comprehensive Income:
Net income	—	—	82,138	—	—	82,138
Other comprehensive income, net of tax:
Unrealized gains on securities	—	—	—	14,124	—	14,124
Unrealized losses on hedging activities	—	—	—	(1,820)	—	(1,820)

Total comprehensive income						94,442
Dividends declared ($.65 per share)	—	—	(32,416)			(32,416)
Purchase of treasury stock	—	—	—	—	(64,582)	(64,582)
Treasury stock issued to (purchased for) benefit plans	—	(1)	—	—	(121)	(122)
Exercise of stock options	—	(3,192)	—	—	6,414	3,222
Fair value adjustment to treasury stock held in grantor trust	—	(1)	—	—	1	—

Balance at December 31, 2001	$569	$74,961	$537,600	$5,265	$(171,128)	$447,267

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years ended December 31,
	2001	2000	1999
Operating Activities
Net income	$82,138	$75,540	$70,909
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	19,084	9,094	5,760
Depreciation of premises, furniture, and equipment	8,739	8,696	8,988
Net amortization (accretion) of premium (discount) on securities	2,210	(3,598)	74
Net (gains) on sales of securities	(790)	(1,238)	(97)
Net (gains) on sales of other real estate owned	(172)	(481)	(618)
Net (gains) on sales of premises, furniture, and equipment	(306)	(11)	(615)
Net loss on sale of mortgage servicing rights	—	222	—
Net pension cost	1,950	2,208	1,922
Tax benefit from employee exercises of nonqualified stock options	979	715	571
Net decrease (increase) in deferred income taxes	1,239	(2,642)	3,296
Net amortization of goodwill and other intangibles	2,962	3,034	3,034
Originations and purchases of mortgage loans held for sale	(277,987)	(103,907)	(445,179)
Proceeds from sales of mortgage loans held for sale	268,185	110,684	508,199
Net (increase) in corporate owned life insurance	(8,420)	(21,517)	(5,208)
Net decrease (increase) in accrued interest receivable	9,562	1,592	(6,819)
Net (decrease) increase in accrued interest payable	(10,337)	(1,154)	4,477
Net (increase) decrease in other assets	(13,211)	3,090	4,920
Net increase (decrease) in other liabilities	1,326	(3,782)	(2,873)

Net cash provided by operating activities	87,151	76,545	150,741

Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	607,405	206,408	433,469
Proceeds from sales	525,498	544,459	380,216
Purchases	(752,674)	(774,031)	(964,329)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	33,973	10,037	11,229
Purchases	(38,356)	(51,286)	(5,921)
Net increase in loans	(160,572)	(281,098)	(309,691)
Proceeds from sales of other real estate owned	2,909	4,044	5,692
Proceeds from sales of premises, furniture, and equipment	3,146	837	1,239
Purchases of premises, furniture, and equipment	(6,871)	(10,994)	(11,852)
Proceeds from sale of mortgage servicing rights	—	22,564	—

Net cash provided (used) by investing activities	214,458	(329,060)	(459,948)

Financing Activities
Net (decrease) increase in deposit accounts	(58,284)	251,022	(49,268)
Net (decrease) increase in borrowed funds	(174,021)	68,140	453,833
Purchase of treasury stock	(64,582)	(12,195)	(70,043)
Proceeds from issuance of treasury stock	16	7	610
Cash dividends paid	(32,297)	(29,598)	(27,208)
Exercise of stock options	3,222	2,659	1,720

Net cash (used) provided by financing activities	(325,946)	280,035	309,644

Net (decrease) increase in cash and cash equivalents	(24,337)	27,520	437
Cash and cash equivalents at beginning of year	184,493	156,973	156,536

Cash and cash equivalents at end of year	$160,156	$184,493	$156,973

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations    First Midwest Bancorp, Inc. (“First Midwest” or the “Company”) is a Delaware corporation that was incorporated in 1982, began operations on March 31, 1983, and was formed through an exchange of common stock. First Midwest, has operations primarily located in Northern Illinois with approximately 86% of its banking assets in the suburban metropolitan Chicago area. First Midwest is engaged in commercial and retail banking and offers a comprehensive selection of financial products and services including lending, depository, trust, investment management, insurance, and other related financial services tailored to the needs of its individual, business, institutional, and governmental customers.

Principles of Consolidation     The consolidated financial statements include the accounts and results of operations of First Midwest after elimination of all significant intercompany accounts and transactions. Assets held by its subsidiaries (the “Affiliates”) in a fiduciary or agency capacity are not assets of the Affiliates and, accordingly, are not included in the consolidated financial statements.

Basis of Presentation    Certain reclassifications have been made to prior year amounts to conform to the current year presentation. For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents has been defined by Management to include cash and due from banks, funds sold, and other short-term investments. First Midwest uses the accrual basis of accounting for financial reporting purposes, except for immaterial sources of income and expense, which are recorded when received or paid.

Use of Estimates    The accounting and reporting policies of First Midwest and its Affiliates conform to generally accepted accounting principles and general practice within the banking industry. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements.

Securities    Securities which Management believes could be sold prior to maturity in order to manage interest rate risk, prepayment or liquidity risk are classified as securities available for sale and are carried at fair market value with unrealized gains and losses (net of income taxes) recorded in shareholders’ equity as a component of accumulated other comprehensive income. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Held to maturity securities, which include any security for which First Midwest has the positive intent and ability to hold until maturity, are valued at historical cost adjusted for amortization of premium and accretion of discount computed principally using the interest method, adjusted for actual prepayments, if any. A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a charge to earnings thereby establishing a new cost basis for such security. Gain or loss on the sale of securities is determined based on the adjusted cost of the specific security sold. First Midwest has no trading account securities.

Loans    Loans are carried at the principal amount outstanding, net of unearned discount, including certain net deferred loan origination fees. Residential real estate mortgage loans held for sale are carried at the lower of aggregate cost or market value. Unearned discount on certain consumer installment loans is credited to income over the term of the loan using the level yield method. Interest income on loans is accrued based on principal amounts outstanding. Loan and lease origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans or commitments as a yield adjustment. Other credit-related fees, including letter and line of credit fees are recognized as fee income when earned.

Generally, commercial loans and loans secured by real estate (including impaired loans) are designated as nonaccrual when either principal or interest payments are 90 days or more past due unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection, or when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on nonaccrual status. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the reserve for loan losses. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Nonaccrual loans generally are restored to an accrual basis when principal and interest payments become current or when the loan becomes well secured and is in the process of collection.

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

Commercial loans and those secured by real estate are generally charged off to the extent principal and interest due exceed the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable. Consumer loans are subject to mandatory charge-off at a specified delinquency date and are usually not classified as nonaccrual prior to being charged off. Closed-end consumer loans, which include installment, automobile, and single payment loans are generally charged-off in full no later than the end of the month in which the loan becomes 120 days past due. Open-end unsecured consumer loans, such as credit card loans, are generally charged-off in full no later than the end of the month in which the loan becomes 180 days past due.

Reserve for Loan Losses    The reserve for loan losses is maintained at a level believed adequate by Management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas including unemployment levels, regulatory guidance, general economic conditions, and other pertinent factors. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the reserve, while recoveries of amounts previously charged off are credited to the reserve. A provision for loan losses is charged to operating expense based on Management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

Based on an estimation done pursuant to either Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies,” or FASB Statement Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan,” the reserve for loan losses consists of three elements: (i) specific reserves established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general allocated reserves based on historical loan loss experience for each loan category; and (iii) unallocated reserves based on general economic conditions as well as specific economic factors in the markets in which the Company operates.

The specific reserve allocations are based on a regular analysis of impaired loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. A loan is considered impaired when it is probable that First Midwest will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment valuation are defined as nonaccrual and restructured loans exclusive of smaller homogeneous loans such as home equity, installment, and 1-4 family residential loans. The fair value of the loan is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent.

The general allocated portion of the reserve based on historical loan loss experience is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged-off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The general allocated element of the reserve for loan losses also includes consideration of the amounts necessary for concentrations and changes in portfolio mix and volume.

The unallocated portion of the reserve reflects Management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated reserve includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. Also, loss data representing a complete economic cycle is not available for all sectors. The uncertainty following the events of September 11th and the recessionary environment also impact the allocation model’s estimate of loss. The historical losses used in the migration analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized.

Foreclosed Real Estate    Foreclosed real estate includes properties acquired in partial or total satisfaction of certain loans and is included in other assets in the accompanying Consolidated Statements of Condition. Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Any write-downs in the carrying value of a property at the time of acquisition are charged against the reserve for loan losses. Management periodically reviews the carrying value of foreclosed real estate properties. Any write-downs of the properties subsequent to acquisition, as well as gains or losses on disposition and income or expense from the operations of foreclosed real estate, are recognized in operating results in the period they are realized.

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

Premises, Furniture and Equipment    Premises, furniture and equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term. Rates of depreciation are generally based on the following useful lives: buildings—25 to 40 years; building improvements, furniture, and equipment—3 to 5 years. Gains and losses on dispositions are reflected in other income and other expense, respectively. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life are capitalized and depreciated over the estimated remaining life.

Goodwill and Other Intangibles    Goodwill, representing the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting, is being amortized using the straight-line method over periods not exceeding 20 years. Core deposit intangibles, representing the premium associated with the acquisition of certain deposit liabilities, are being amortized to operating expense on an accelerated basis over the average lives of such deposit liabilities. Goodwill and other intangibles, which collectively represent less than 1% of total assets, are periodically assessed for recoverability through review of various economic factors to determine whether any impairment exists.

Effective January 1, 2002, First Midwest adopted FASB No. 142, “Goodwill and Other Intangible Assets,” which changes the way goodwill and certain other intangible assets are recognized and accounted for in the Consolidated Financial Statements. For further discussion of the impact of this new accounting pronouncement on the Company’s financial statements, see Goodwill and Other Intangible Assets in Note 2, located on page 45.

Corporate Owned Life Insurance     Corporate Owned Life Insurance (“COLI”) is recorded as an asset at the amount that could be realized under the insurance contract as of the date of the Consolidated Statements of Condition. The change in cash surrender value during the period is an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period. This change is recorded as COLI income in noninterest income on the Consolidated Statements of Income.

Advertising Costs    All advertising costs incurred by First Midwest are expensed in the period in which they are incurred.

Derivative Financial Instruments    First Midwest maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. This is accomplished by modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows.

On January 1, 2001, First Midwest adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be recorded on the Consolidated Statements of Condition at fair value.

Derivatives designated in a hedge relationship to mitigate exposure to changes in fair value of an asset or liability attributable to a particular risk, such as interest rate risk, are considered to be fair value hedges under FASB No. 133. Derivatives designated in a hedge relationship to mitigate exposure to variability in expected future cash flows to be received or paid related to an asset or liability or other types of forecasted transactions are considered to be cash flow hedges. On the date the Company enters into a derivative contract, it designates the derivative instrument as either a fair value hedge or cash flow hedge.

Fair value hedges are accounted for by recording the changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk on the Consolidated Statements of Condition with a corresponding offset recorded in current period net income. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the interest income or expense recorded on the hedged asset or liability.

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the Consolidated Statements of Condition as either a free standing asset or liability with changes in the fair value of the derivative instrument to the extent that it is effective, recorded, net of tax, in accumulated other comprehensive income within shareholders’ equity and subsequently reclassified to net income in the same line associated with the forecasted cash flows in the same period(s) that the hedged transaction impacts net income. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income/expense in current earnings during the period of change.

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

Prior to entering a hedge transaction, First Midwest formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the Consolidated Statements of Condition or to specific forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing quarterly basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. Under both fair value and cash flow hedge scenarios, derivative gains and losses not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued prospectively and the fair value of the derivative instrument is recorded in net income. First Midwest does not hold or issue derivative financial instruments for trading purposes.

Prior to January 1, 2001 net interest income or expense on derivative contracts used for interest rate risk management was accrued to the income or expense related to the asset or liability, or group, being hedged. Realized gains and losses on contracts, either settled or terminated, were deferred and recorded as either an adjustment to the carrying value of the related on-Consolidated Statements of Condition asset or liability or amortized into interest income or expense over either the remaining original life of the derivative instrument or the expected life of the associated asset or liability. Unrealized gains or losses on derivatives used for hedging purposes were generally not recognized on the Consolidated Statements of Condition.

Income Taxes    First Midwest’s deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, adjusted for the change during the period in deferred tax assets and liabilities.

First Midwest and its subsidiaries file a consolidated federal income tax return. The intercompany settlement of taxes paid is based on tax sharing agreements, which generally allocate taxes to each entity on a separate return basis.

Earnings Per Share    Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding plus all potential common shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. First Midwest’s potential common shares represent shares issuable under its long-term incentive compensation plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

Stock Split    In November 2001, First Midwest’s Board of Directors approved a five-for-four stock split. The additional shares resulting from the split were distributed on December 14, 2001 to shareholders of record as of November 30, 2001. The consolidated financial statements, notes, and other references to share and per share data have been retroactively restated for the stock split.

Stock-Based Compensation    Pursuant to FASB No. 123, “Accounting for Stock-Based Compensation,” which establishes financial accounting and reporting standards for stock-based compensation plans, First Midwest has elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board (“APB”) Opinion 25 and related interpretations. Under APB 25, no compensation expense is recognized, as the exercise price of First Midwest’s stock options is equal to the fair market value of its common stock on the date of the grant. Accordingly, pro forma net income, pro forma earnings per share, and stock-based compensation plan disclosure requirements as set forth in FASB No. 123 are presented in Note 15-Stock Option Plans, located on page 55 of this Form 10-K.

Accounting for Transfers and Servicing of Financial Assets    On April 1, 2001, First Midwest adopted FASB No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Comprehensive Income    Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. First Midwest includes unrealized gains or losses, net of tax, on securities available for sale and cash flow hedges in other comprehensive income.

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

Segment Disclosures    Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. First Midwest’s chief operating decision maker evaluates the operations of the Company as one operating segment, commercial banking, due to the materiality of the commercial banking operation to the Company’s financial condition and results of operations, taken as a whole, and as a result separate segment disclosures are not required. First Midwest offers the following products and services to external customers: deposits, loans and trust services. Revenues for each of these products and services are disclosed separately in the Consolidated Statements of Income.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations    In June 2001, the FASB issued Statement No. 141, “Business Combinations,” which replaces APB Opinion 16. FASB No. 141 requires all business combinations to be accounted for by the purchase method and eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Additionally, FASB No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. This Statement is effective for business combinations initiated after June 30, 2001. While FASB No. 141 will affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on the Company’s results of operations or financial position during 2001.

Goodwill And Other Intangible Assets    In conjunction with the issuance of the new guidance for business combinations, the FASB also issued Statement No. 142, “Goodwill and Other Intangible Assets,” which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17. Under FASB No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests based on specific guidance provided in the new Statement. Other intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives. The amortization provisions of FASB No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to existing goodwill and intangible assets, companies are required to adopt FAB No. 142 in their fiscal year beginning after December 15, 2001.

The provisions of FASB No. 142 were adopted by the Company as required effective January 1, 2002. Application of the nonamortization provisions of the statement are expected to result in additional net income of approximately $2.2 million, or $0.04 per diluted share, in 2002 as compared to 2001. FASB No. 142, as part of its adoption provisions, requires a transitional impairment test be applied to all goodwill and other indefinite-lived intangible assets within the first half of 2002 and that any resulting impairment loss be reported as a change in accounting principle. Management has performed a preliminary transitional impairment test on its goodwill assets and at this time does not expect an impairment loss to be recorded in 2002 as a result of this test.49 of rst Midwest currently does not have any other indefinite-lived intangible assets on its Consolidated Statements of Condition. It is also anticipated there will not be any material categorical reclassifications or adjustments to the useful lives of finite-lived intangible assets as a result of adopting the new guidance.

In general, application of the new provisions may result in more income statement volatility due to the potential periodic recognition of impairment losses, which are likely to vary in amount and regularity, for goodwill and other indefinite-lived intangible assets, versus reducing those assets through the recognition of recurring, consistent amortization amounts.

For additional details on intangible assets see Note 8 to the consolidated financial statements on page 49 of this Form 10-K.

Accounting For Long-Lived Assets    FASB Statement No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede FASB No. 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under FASB No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of FASB No. 144 became effective for the Company January 1, 2002 and are not expected to have a material impact on the Company’s financial position or results of operations.

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

3.    SECURITIES

The aggregate amortized cost, gross unrealized gains and losses, and market value of securities as of December 31 were as follows:

	2001				2000
		Gross Unrealized				Gross Unrealized
	Amortized Cost	Gains	Losses	Market Value	Amortized Cost	Gains	Losses	Market Value
Securities Available for Sale
U.S. Treasury	$200	$5	$-	$205	$602	$2	$-	$604
U.S. Agency	70,217	208	(30)	70,395	423,211	546	(1,068)	422,689
Mortgage-backed	1,152,535	12,091	(2,887)	1,161,739	1,172,187	5,648	(11,311)	1,166,524
State and Municipal	473,873	9,347	(4,046)	479,174	480,730	6,202	(8,413)	478,519
Other	63,167	51	(3,124)	60,094	64,958	102	(3,248)	61,812

Total	$1,759,992	$21,702	$(10,087)	$1,771,607	$2,141,688	$12,500	$(24,040)	$2,130,148

Securities Held to Maturity
U.S. Treasury	$2,006	$40	$-	$2,046	$1,821	$17	$-	$1,838
U.S. Agency	126	—	—	126	75	—	(1)	74
State and Municipal	63,452	127	(4)	63,575	60,392	709	(5)	61,096
Other	23,643	—	—	23,643	22,509	—	—	22,509

Total	$89,227	$167	$(4)	$89,390	$84,797	$726	$(6)	$85,517

The amortized cost and market value of securities as of December 31, 2001, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
One year or less	$76,846	$74,198	$12,514	$12,557
One year to five years	353,114	335,957	16,331	16,419
Five years to ten years	573,985	456,275	23,516	23,527
After ten years	756,047	905,177	36,866	36,887

Total	$1,759,992	$1,771,607	$89,227	$89,390

The following table presents proceeds from sales of securities and the components of net security gains for the years ended December 31:

	2001	2000	1999
Proceeds from sales	$525,498	$544,459	$380,216
Gross realized gains	$3,297	$2,659	$2,597
Gross realized losses	(2,507)	(1,421)	(2,500)

Net realized gains	$790	$1,238	$97

Income taxes on net realized gains	$308	$483	$38

The carrying value of securities available for sale, securities held to maturity and securities purchased under agreements to resell, which were pledged to secure deposits and for other purposes as permitted or required by law at December 31, 2001 and 2000 totaled $1,557,003 and $1,842,233, respectively.

Excluding securities issued by the U.S. Government and its agencies and corporations, there were no investments in securities from one issuer that exceeded 10% of consolidated stockholders’ equity on December 31, 2001 or 2000.

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

4.    LOANS

Total loans, net of deferred loan fees and other discounts of $2.3 million and $1.5 million at December 31, 2001 and 2000, respectively, were as follows:

	2001	2000
Commercial and industrial	$827,281	$817,208
Agricultural	87,188	67,736
Consumer	947,246	924,189
Real estate—1-4 family	196,741	250,635
Real estate—commercial	998,857	900,781
Real estate – construction	314,993	272,647

Total loans	$3,372,306	$3,233,196

First Midwest concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are garnered in the same market areas. As a result, First Midwest strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. As of December 31, 2001 and 2000, there were no significant loan concentrations with any single borrower, industry or geographic segment.

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

The following table summarizes the book value of loans that were pledged to secure deposits and for other purposes as required or permitted by law at December 31, 2001 and 2000:

	2001	2000
Loans pledged to secure:
Deposits	$43,319	$53,577
Federal Home Loan Bank Advances	284,662	188,333

Total	$327,981	$241,910

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

5.    RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

A summary of the transactions in the reserve for loan losses and details regarding impaired loans follows for the years ended December 31:

	2001	2000	1999
Balance at beginning of year	$45,093	$42,645	$43,290
Loans charged-off	(19,330)	(9,149)	(9,141)
Recoveries of loans previously charged-off	2,898	2,503	2,736

Net loans charged-off	(16,432)	(6,646)	(6,405)
Provision for loan losses	19,084	9,094	5,760

Balance at end of year	$47,745	$45,093	$42,645

Impaired loans:
With valuation reserve required (1)	$4,828	$2,206	$348
With no valuation reserve required	8,414	12,145	16,193

Total impaired loans	$13,242	$14,351	$16,541

Valuation reserve related to impaired loans	$3,954	$667	$333
Average impaired loans	$15,979	$15,433	$15,544
Interest income recognized on impaired loans	$237	$518	$77

(1)	These impaired loans reguire a valuation reserve because the value of the loan is less than the recorded investment in the loans.

6.    MORTGAGE SERVICING RIGHTS

During 2000, First Midwest sold its $1.8 billion loan servicing portfolio and related mortgage servicing rights. The changes in capitalized mortgage servicing rights and the sale are summarized as follows for the years ended December 31:

	2001	2000	1999
Balance at beginning of year	$—	$22,924	$15,006
Amount capitalized	—	15	5,007
Amortization	—	(299)	(3,789)
Hedge value	—	128	6,858
Change in valuation allowance	—	3	41
Sales	—	(22,771)	—
Other	—	—	(199)

Balance at end of year	$—	$—	$22,924

Fair value	$—	$—	$22,958
Valuation allowance	$—	$—	$202

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

7.    PREMISES, FURNITURE, AND EQUIPMENT

Premises, furniture, and equipment at December 31 are summarized as follows:

	2001	2000
Land	$22,669	$23,509
Premises	85,828	85,547
Furniture and equipment	59,007	55,873

Total cost	167,504	164,929
Accumulated depreciation	(90,332)	(83,089)

Net book value	$77,172	$81,840

Depreciation expense on premises, furniture, and equipment for the years 2001, 2000 and 1999 totaled $8,739, $8,696, and $8,988, respectively.

Operating Leases

At December 31, 2001, the Company and the Bank were obligated under certain noncancellable operating leases for premises and equipment, which expire at various dates through the year 2014. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2001, have initial or remaining noncancellable lease terms in excess of one year.

Total
Year ended December 31,
2002	$1,346
2003	1,127
2004	1,082
2005	540
2006	810
2007 and thereafter	810

Total minimum lease payments	$5,715

Rental expense charged to operations in 2001, 2000 and 1999, amounted to approximately $1,903, $2,248, and $2,239, respectively, including amounts paid under short-term cancelable leases. Occupancy expense has been reduced by rental income from premises leased to others in the amount of $213 in 2001, $232 in 2000, and $238 in 1999.

8.    INTANGIBLE ASSETS

The following is a summary of intangible assets that are included in other assets in the Consolidated Statements of Condition at December 31:

	2001	2000
Intangibles from acquisitions:
Goodwill	$16,397	$18,557
Core deposit premiums	1,126	1,839
Other identified intangibles	187	276

Total intangible assets	$17,710	$20,672

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

9.    DEPOSITS

The following is a summary of deposits at December 31:

	2001	2000
Demand deposits	$738,175	$705,404
Savings deposits	421,079	447,455
NOW accounts	662,530	450,503
Money market deposits	584,030	535,391
Time deposits less than $100	1,175,147	1,382,777
Time deposits of $100 or more	612,960	730,675

Total deposits	$4,193,921	$4,252,205

The scheduled maturities of time deposits as of December 31, 2001, for the years 2002 through 2006 and thereafter, were as follows:

Total
Year ended December 31,
2002	$1,473,717
2003	254,837
2004	33,370
2005	15,985
2006	9,998
2007 and thereafter	200

Total	$1,788,107

10.    BORROWED FUNDS

The following is a summary of other borrowed funds and rates for the years ended December 31:

	2001		2000		1999
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year end:
Securities sold under agreements to repurchase	$494,851	2.04	$911,872	6.37	$788,432	5.61
Federal funds purchased	207,000	1.53	124,000	6.43	133,000	5.44
Federal Home Loan Bank advances	270,000	4.79	110,000	6.90	150,000	5.46
Other borrowed funds	—	—	—	—	6,300	6.96
Total borrowed funds	$971,851	2.70	$1,145,872	6.43	$1,077,732	5.58
Average for the year:
Securities sold under agreements to repurchase	$618,518	4.14	$1,006,133	6.08	$605,527	4.89
Federal funds purchased	214,814	3.85	84,582	6.42	38,348	5.23
Federal Home Loan Bank advances	233,342	5.35	149,426	6.30	142,603	5.15
Other borrowed funds	—	—	399	6.77	7,794	5.93
Total borrowed funds	$1,066,674	4.34	$1,240,540	6.13	$794,272	4.97
Maximum month-end balance:
Securities sold under agreements to repurchase	$691,940		$1,162,484		$844,534
Federal funds purchased	297,000		170,000		133,000
Federal Home Loan Bank advances	270,000		180,000		170,000
Other borrowed funds	—		5,000		16,801

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Condition. Repurchase agreements are secured by U.S. Treasury and U.S. Agency securities, which are held in third party pledge accounts. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2001, First Midwest did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties which exceed 10% of stockholders’ equity.

Federal Home Loan Bank (“FHLB”) advances are secured by FHLB stock and qualifying residential mortgages. FHLB advances mature as follows:

Advance Amount	Maturity	Callable
$ 50,000	January 22, 2002	January 22, 2002
40,000	January 30, 2002	January 30, 2002
30,000	March 20, 2002	March 20, 2002
50,000	February 17, 2003	February 2002 and quarterly thereafter
25,000	July 16, 2003	January 2002 and quarterly thereafter
50,000	September 25, 2003	March 2002 and quarterly thereafter
25,000	October 10, 2003	January 2002 and quarterly thereafter

$270,000

Other borrowed funds consist of term federal funds purchased, treasury tax and loan deposits, and short-term credit arrangements with unaffiliated banks and are generally repaid within 30 to 90 days from the transaction date. None of First Midwest’s borrowings have any related compensating balance requirements that restrict the usage of Company assets.

Exclusive of certain correspondent bank and Federal Reserve Bank discount borrowing facilities, First Midwest had $1.0 billion of unused short-term credit lines available for use at December 31, 2001.

11.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2001	2000	1999
Basic earnings per share:
Net income	$82,138	$75,540	$70,909
Average common shares outstanding	50,057	51,314	52,669
Basic earnings per share	$1.64	$1.47	$1.35
Diluted earnings per share:
Net income	$82,138	$75,540	$70,909
Average common shares outstanding	50,057	51,314	52,669
Dilutive effect of stock options	344	290	402

Diluted average common shares outstanding	50,401	51,604	53,071

Diluted earnings per share	$1.63	$1.46	$1.34

During 2001, 2000 and 1999, options to purchase 150 shares, 405 shares, and 332 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Company’s common stock, and therefore, the effect would be antidilutive.

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

12.    COMPREHENSIVE INCOME

The following table summarizes reclassification adjustments and the related income tax effect to the components of other comprehensive income for years ended December 31:

	2001	2000	1999
Unrealized holding gains (losses) on available for sale securities arising during the period:
Unrealized net gains (losses)	$23,947	$70,152	$(96,748)
Related tax (expense) benefit	(9,340)	(27,359)	37,736

Net after tax unrealized gains (losses) on available for sale securities	14,607	42,793	(59,012)

Less: Reclassification adjustment for net gains (losses) realized during the period:
Realized net gains (losses) on sales of available for sale securities	792	1,246	(107)
Related tax (expense) benefit	(309)	(486)	42

Net after tax reclassification adjustment	483	760	(65)

Net unrealized holding gains (losses) on available for sale securities	14,124	42,033	(58,947)

Unrealized holding (losses) on derivatives used in cash flow hedging relationships:
Unrealized net (losses)	(2,984)	—	—
Related tax benefit	1,164	—	—

Net after tax unrealized (losses) on derivatives used in cash flow hedging relationships	(1,820)	—	—

Total other comprehensive income (loss)	$12,304	$42,033	$(58,947)

Provided below is the change in accumulated other comprehensive income for the years ended December 31:

	2001	2000	1999
Beginning balance	$(7,039)	$(49,072)	$9,875
Current year change	12,304	42,033	(58,947)

Ending balance	$5,265	$(7,039)	$(49,072)

Ending balance consists of:

	2001	2000	1999
Accumulated unrealized gains (losses) on securities available for sale	$7,085	$(7,039)	$(49,072)
Accumulated unrealized (losses) on hedging activities	(1,820)	—	—

Total accumulated other comprehensive income (loss)	$5,265	$(7,039)	$(49,072)

13.    RETIREMENT PLANS

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

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

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

The following table summarizes the Pension Plan’s costs and obligations to participants for the years ended December 31:

	2001	2000
Change in benefit obligation:
Projected benefit obligation at beginning of year	$16,510	$12,686
Service cost	2,230	2,236
Interest cost	1,257	1,149
Actuarial losses	1,838	2,331
Benefits paid	(948)	(1,892)

Projected benefit obligation at end of year	$20,887	$16,510

Change in plan assets:
Fair value of plan assets at beginning of year	$12,936	$12,709
Actual return on plan assets	(555)	48
Employer contributions	5,903	2,071
Benefits paid	(948)	(1,892)

Fair value of plan assets at end of year	$17,336	$12,936

Reconciliation of funded status:
Funded status	$(3,551)	$(3,574)
Unamortized prior service cost	(16)	(97)
Unrecognized net actuarial losses	4,632	783

Net accrued benefit cost recognized	$1,065	$(2,888)

Amounts recognized in the consolidated statements of condition consist of:
Accrued benefit asset (liability)	$1,065	$(2,888)

	Years ended December 31,
	2001	2000	1999
Components of net periodic benefit cost:
Service cost	$2,230	$2,236	$2,244
Interest cost	1,257	1,149	942
Expected return on plan assets	(1,456)	(1,091)	(967)
Recognized transition (asset)	—	(5)	(216)
Amortization of prior service cost	(81)	(81)	(81)

Net periodic cost	$1,950	$2,208	$1,922

Weighted-average assumptions:
Discount rate	7.25%	7.75%	7.75%
Expected return on plan assets	9.00%	9.00%	8.50%
Rate of compensation increase	4.50%	4.50%	4.50%

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

The aggregate expense related to First Midwest’s retirement plans for the periods noted, included in retirement and other employee benefits in the accompanying Consolidated Statements of Income, is summarized in the table below:

	Years ended December 31,
	2001	2000	1999
Profit Sharing Plan	$3,743	$3,175	$2,784
Pension Plan	1,950	2,208	1,922

Total	$5,693	$5,383	$4,706

At December 31, 2001, the Profit Sharing Plan held as investments 1,996 shares of First Midwest common stock, representing 4.1%, in aggregate, of the total shares outstanding at such date. Fair value of shares held by the Profit Sharing Plan at December 31, 2001 and dividends paid thereon during 2001 were $58,263 and $1,286, respectively.

14. INCOME TAXES

Total income taxes (benefits) reported in the consolidated income statements for the years ended December 31, 2001, 2000 and 1999 include the following components:

	2001	2000	1999
Current tax expense (benefit):
Federal	$25,550	$26,462	$21,597
State	(121)	(61)	(373)

Total	25,429	26,401	21,224

Deferred tax expense (benefit):
Federal	1,574	(2,155)	2,705
State	(335)	(487)	591

Total	1,239	(2,642)	3,296

Total income tax expense	$26,668	$23,759	$24,520

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded. Deferred tax assets and liabilities as of December 31, 2001 and 2000 were as follows:

	2001	2000
Deferred tax assets:
Reserve for loan losses	$16,711	$15,782
Depreciable assets	1,516	946
Accrued retirement benefits	1,953	2,084
State tax benefits	2,245	2,028
Other	1,274	897

Total deferred tax assets	23,699	21,737

Deferred tax liabilities:
Purchase accounting adjustments	(1,632)	(1,847)
Dividends receivable	(3,168)	(109)
Other	(3,103)	(2,746)

Total deferred tax liabilities	(7,903)	(4,702)

Net deferred tax assets	15,796	17,035
Tax effect of adjustment related to other comprehensive income	(3,326)	4,545

Net deferred tax assets including adjustments	$12,470	$21,580

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

Deferred tax assets and liabilities are included in other assets and other liabilities, respectively, in the accompanying Consolidated Statements of Condition. Management believes that it is more likely than not that the deferred tax assets will be fully realized, therefore no valuation allowance has been recorded as of December 31, 2001 or 2000.

The differences between the statutory federal income tax rate and the effective tax rate on income for the years ended December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax exempt income, net of interest expense disallowance	(7.7%)	(7.9%)	(8.4%)
State income tax, net of federal tax effect	(0.3%)	(0.4%)	0.1%
Other, net	(2.5%)	(2.8%)	(1.0%)

Effective tax rate	24.5%	23.9%	25.7%

As of December 31, 2001, 2000 and 1999, First Midwest’s retained earnings includes an appropriation for an acquired thrift’s tax bad debt reserves of approximately $2,480 for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings is distributed as a result of the liquidation of First Midwest or its Affiliates, federal and state income taxes would be imposed at the then applicable rates.

15.    STOCK OPTION PLANS

1989 Omnibus Stock and Incentive Plan (the “1989 Plan”)—In February 1989, the Board of Directors of First Midwest adopted the 1989 Plan, which allows for the granting of both incentive and non-statutory (“nonqualified”) stock options, stock appreciation rights, restricted stock, performance units and performance shares to certain key employees. The total number of shares of First Midwest’s common stock available for awards under the 1989 Plan, as amended, may not exceed 6,432 of which 325 shares may be granted in restricted stock.

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

Nonemployee Directors Stock Option Plan (the “Directors Plan”)—In 1997 the Board of Directors of First Midwest adopted the Directors Plan which provides for the granting of nonqualified options for shares of common stock to nonmanagement Board members of the Company. A maximum of 281 nonqualified options for shares of common stock are available for grant under the Directors Plan. The timing, amounts, recipients and other terms of the option grants are determined by the provisions of, or formulas in, the Directors Plan. The exercise price of the options is equal to the fair market value of the common stock on the grant date. All options have a term of ten years from the date of grant and become exercisable one year from the grant date subject to accelerated vesting in the event of death, disability, or a change in control, as defined in the Directors Plan. Directors elected during the service year are granted options on a pro-rata basis to those granted to the directors at the start of the service year.

Both the 1989 Plan and the Directors Plan have been submitted to and approved by the shareholders of First Midwest.

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

A summary of the nonqualified stock option transactions under the 1989 Plan and Directors Plan for the periods noted are as follows:

	Years ended December 31,
	2001		2000		1999
	Options	Average Exercise Price	Options	Average Exercise Price	Options	Average Exercise Price
Outstanding at beginning of year	1,906	$17.18	1,849	$15.30	1,808	$13.00
Granted	727	23.55	730	19.47	545	19.59
Exercised	(516)	17.04	(500)	12.53	(390)	9.05
Forfeited	(47)	21.83	(126)	19.52	(52)	20.55
Expired	—	—	(47)	21.71	(62)	20.94

Outstanding at end of year	2,070	19.34	1,906	17.18	1,849	15.30

Exercisable at end of year	809	$16.52	793	$13.62	1,086	$12.06

The following is a summary of options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Life (1)	Average Exercise Price	Number Exercisable	Average Exercise Price
$6.99–$17.10	424	3.44	$12.42	424	$12.42
$18.40–$18.55	674	7.62	18.45	117	18.52
$18.88–$22.50	713	8.21	22.08	197	21.48
$22.73 – $28.77	259	3.85	25.49	71	23.95

Total	2,070	6.50	$19.34	809	$16.52

(1)	Average contractual life remaining in years.

The weighted average fair values of options at their grant date during 2001, 2000 and 1999 were $5.51, $5.54 and $4.93, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used in the model:

	2001	2000	1999
Risk-free interest rate	4.93%	6.45%	5.42%
Dividend yield	2.75%	2.57%	2.34%
Expected stock volatility	23%	22%	21%
Expected years until exercise	7.2	7.8	7.5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. First Midwest’s stock options have characteristics significantly different from traded options and inasmuch as changes in the subjective input assumptions can materially affect the fair value estimate, in Management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

	Years ended December 31,
	2001	2000	1999
Net Income:
As reported	$82,138	$75,540	$70,909
Pro Forma	$79,612	$74,150	$69,783
Basic Earnings Per Share:
As reported	$1.64	$1.47	$1.35
Pro forma	$1.59	$1.45	$1.32
Diluted Earnings Per Share:
As reported	$1.63	$1.46	$1.34
Pro forma	$1.58	$1.44	$1.31

The pro forma amounts may not be indicative of the effect on reported net income and earnings per share for future years as current options vest over three years and additional grants are generally made each year.

16.    STOCKHOLDER RIGHTS PLAN

On February 15, 1989, the Board of Directors of First Midwest declared a dividend, paid March 1, 1989, of one right (“Right”) for each outstanding share of common stock of First Midwest held on record on March 1, 1989 pursuant to a Rights Agreement, dated February 15, 1989. The Rights Agreement was amended and restated on November 15, 1995 and again amended on June 18, 1997, to exclude an acquisition. As amended, each right entitles the registered holder to purchase from First Midwest 1/100 of a share of Series A Preferred Stock for a price of $100, subject to adjustment. The Rights will be exercisable only if a person or group has acquired, or announces the intention to acquire, 10% or more of First Midwest’s outstanding shares of common stock. First Midwest is entitled to redeem the Rights at $0.01 per Right, subject to adjustment, at any time prior to the earlier of the tenth business day following the acquisition by any person or group of 10% or more of the outstanding shares of First Midwest common stock, or the expiration of the Rights in November, 2005.

As a result of the Rights distribution, 600 of the 1,000 shares of authorized preferred stock were reserved for issuance as Series A Preferred Stock.

17.    REGULATORY AND CAPITAL MATTERS

The principal source of cash flow for First Midwest Bancorp, Inc. (“parent company”) is dividends from its banking and other subsidiaries. Various federal and state banking regulations and capital guidelines limit the amount of dividends that may be paid to the parent company by its banking subsidiary. Future payment of dividends by the subsidiaries is dependent on individual regulatory capital requirements and levels of profitability. Without prior regulatory approval, the banking subsidiary can initiate aggregate dividend payments in 2002 of $34,275 plus an additional amount equal to their net profits for 2002, as defined by statute, up to the date of any such dividend declaration. Since First Midwest is a legal entity, separate and distinct from its subsidiaries, the dividends of First Midwest are not subject to such bank regulatory guidelines.

First Midwest and First Midwest Bank (the “Bank”) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines, First Midwest and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-Consolidated Statements of Condition items calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require First Midwest and the Bank to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2001, First Midwest and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent regulatory notification categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum total and tier 1 capital to risk-weighted assets and tier 1 capital to average assets ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the Bank’s category.

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

The following table summarizes the actual capital ratios for First Midwest and the Bank, as well as those required to be categorized as adequately capitalized and well capitalized.

	First Midwest Actual		For Capital Adequacy Purposes		Well Capitalized for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2001:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$471,728	11.08%	$340,488	8.00%	$425,611	10.00%
First Midwest Bank	458,022	10.81	338,998	8.00	423,747	10.00
Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	423,983	9.96	170,244	4.00	255,366	6.00
First Midwest Bank	410,277	9.68	169,499	4.00	254,248	6.00
Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	423,983	7.43	171,181	3.00	285,301	5.00
First Midwest Bank	410,277	7.25	170,047	3.00	283,412	5.00

As of December 31, 2000:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	$478,703	11.61%	$329,908	8.00%	$412,385	10.00%
First Midwest Bank	436,088	10.67	326,952	8.00	408,690	10.00
Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	433,610	10.51	164,954	4.00	247,431	6.00
First Midwest Bank	390,995	9.57	163,476	4.00	245,214	6.00
Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc.	433,610	7.36	176,773	3.00	294,621	5.00
First Midwest Bank	390,995	6.67	175,891	3.00	293,152	5.00

Under the provisions of the Federal Reserve Act, depository institutions are required to maintain certain average balances in the form of cash or noninterest-bearing balances with the Federal Reserve Bank. Average reserve balances aggregating $51,097 in 2001 were maintained in fulfillment of these requirements.

18.    FINANCIAL INSTRUMENTS WITH OFF-CONSOLIDATED STATEMENTS OF CONDITION RISK

In the normal course of business, First Midwest is a party to financial instruments with off-Consolidated Statements of Condition risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. All financial instruments are held or issued for purposes other than trading. These instruments include commitments to extend credit, standby letters of credit, commercial letters of credit (collectively “credit commitments”), and recourse on assets sold. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of condition. The contract or notional amounts of these financial instruments at December 31 were as follows:

	2001	2000
Commitments to extend credit:
Fixed rate	$868,791	$174,910
Floating rate	111,656	624,517
Letters of credit:
Standby	83,948	71,425
Commercial	376	2,555
Recourse on assets sold	6,271	9,238

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

The amount of unused home equity lines of credit included in commitments to extend credit totaled $153,142 and $134,735 at December 31, 2001 and 2000, respectively.

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

First Midwest’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit is represented by the contractual amount of those instruments. However, as First Midwest uses the same credit policies in making credit commitments as it does for on-Consolidated Statements of Condition instruments, this exposure is minimized due to various collateral requirements in place.

Recourse on Assets Sold—First Midwest is obligated under recourse provisions related to the sale of certain loans. The contract amount of these loans was $6,271 at December 31, 2001 and $9,238 at December 31, 2000.

19.    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally accepted accounting principles require disclosure of the estimated fair values of certain financial instruments, both assets and liabilities on and off the Consolidated Statements of Condition, for which it is practical to estimate the fair value. Because the estimated fair values provided herein exclude disclosure of the fair value of certain other financial instruments and all non-financial instruments, any aggregation of the estimated fair value amounts presented would not represent the underlying value of First Midwest. Examples of non-financial instruments having significant value include core deposit intangibles, the future earnings potential of significant customer relationships, and the value of First Midwest’s trust division operations and other fee-generating businesses. In addition, other significant assets including property, plant and equipment and goodwill are not considered financial instruments and therefore have not been valued.

Various methodologies and assumptions have been utilized in Management’s determination of the estimated fair value of First Midwest’s financial instruments, which are detailed below. The fair value estimates are made at a discrete point in time based upon relevant market information. Because no market exists for a significant portion of these financial instruments, fair value estimates are based on judgments regarding future expected economic conditions and loss experience and risk characteristics of the financial instruments. These estimates are subjective, involve uncertainties and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Deposit Liabilities—The fair value of fixed-maturity certificates of deposits were estimated using a discounted cash flow analysis that applies interest rates currently being offered for deposits of similar remaining maturities.

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

Borrowed Funds—The fair value of repurchase agreements and Federal Home Loan Bank advances is estimated by discounting the agreements based on maturities using the rates currently offered for repurchase agreements of similar remaining maturities. The carrying amounts of funds purchased and other borrowed funds approximate their fair value due to their short-term nature.

Derivative Liabilities—The fair value of derivative instruments are based either on cash flow projection models acquired from third parties or observable market price.

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

The carrying amount and estimated fair value of First Midwest’s financial instruments at December 31, 2001 and 2000 are as follows:

	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$155,822	$155,822	$166,423	$166,423
Funds sold and other short-term investments	4,334	4,336	18,070	18,074
Mortgages held for sale	15,240	15,240	5,438	5,438
Securities available for sale	1,771,607	1,771,607	2,130,148	2,130,148
Securities held to maturity	89,227	89,390	84,797	85,517
Loans, net of reserve for loan losses	3,324,561	3,437,676	3,188,103	3,164,763
Accrued interest receivable	32,027	32,027	41,589	41,589
Investment in corporate owned life insurance	135,280	135,280	126,860	126,860
Financial Liabilities:
Deposits	$4,193,921	$4,205,302	$4,252,205	$4,254,787
Borrowed funds	971,851	973,333	1,145,872	1,146,435
Derivative liabilities	2,984	2,984	—	—
Accrued interest payable	10,231	10,231	20,568	20,568

20.    SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosures to the Consolidated Statements of Cash Flows for the three years ended December 31 are as follows:

	2001	2000	1999
Income taxes paid	$25,056	$29,054	$19,984
Interest paid to depositors and creditors	191,175	233,060	164,138
Non-cash transfers of loans to foreclosed real estate	5,030	3,743	5,216
Non-cash transfers to securities available for sale from securities held to maturity	—	—	113
Dividends declared but unpaid	8,303	8,184	7,409

21.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

First Midwest maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. This is accomplished by modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments represent contracts between parties that

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

usually require no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units or shares. An underlying represents a variable, such as an interest rate, security price, or price index. The amount of cash or other asset delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying. Derivatives are also implicit in certain contracts and commitments.

The Company’s primary market risk is interest rate risk. Management uses derivative instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. The derivative instrument used by the Company consists of interest rate swaps with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the Consolidated Statements of Condition and the risk management strategies for the current and anticipated rate environment.

As discussed in Note 2, on January 1, 2001, First Midwest adopted FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires all derivative instruments to be carried at fair value on the Consolidated Statements of Condition. Prior to 2001, unrealized gains and losses on derivatives used for hedging purposes were generally not required to be reported in the financial statements. In order to reduce the earnings volatility that would result from having to recognize in earnings the fair value of certain derivative instruments used to hedge risks associated with financial instruments not carried at fair value, FASB No. 133 provides special hedge accounting provisions. Note 1 provides further detail on how derivative instruments are accounted for in the financial statements. The Company usually designates derivative instruments used to manage interest rate risk into FASB No. 133 hedge relationships with the specific assets, liabilities, or cash flows being hedged. Some derivative instruments used for interest rate risk management may not be designated in a FASB No. 133 hedge relationship. Such will be the case if the derivative instrument is being used to offset risk related to an asset or liability that is accounted for at fair value in the financial statements, if the derivative instrument has been moved out of a FASB No. 133 relationship because the hedge was deemed not effective, or if operational or cost constraints make it prohibitive to apply hedge accounting.

As with any financial instrument, derivative instruments have inherent risks. Market risk is the adverse effect a change in interest rates, currency, or implied volatility has on the value of a financial instrument. First Midwest manages market risk associated with derivative instruments by establishing and monitoring limits as to the degree of risk that may be undertaken. The risk is periodically measured as part of the Company’s overall market risk monitoring process, which includes the use of earnings simulation, net present value estimation, and value-at-risk methodologies.

Credit risk is the risk that a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards maintained for all activities with credit risk, and collateralizing gains. First Midwest maintains a policy limiting credit exposure to any one counterparty to not more than 2.5% if stockholders’ equity. Additionally, the Company has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. On December 31, 2001, these collateral agreements covered 100% of the notional amount of the total dealer interest rate swap portfolio, and the Company held cash with a $4.2 million fair value master netting agreement to collateralize net gains with counterparties.

Fair Value Hedges—During 2001, First Midwest did not enter into any fair value hedges.

Cash Flow Hedges—During 2001, First Midwest hedged cash flow variability related to variable-rate funding products, specifically certain indexed deposit accounts, through the use of pay fixed, receive variable interest rate swaps.

All derivative contracts are valued using either cash flow projection models acquired from third parties or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations and expected lives presented in the following table are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31 of the respective year presented.

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

Summary information regarding interest rate swap derivative instruments designated as cash flow hedges under FASB No. 133 follows:

At December 31:	2001	2000	1999
Notional amount outstanding	$100,000	—	$357,900
Weighted average interest rate paid	5.25%	—	5.97%
Weighted average interest rate received	1.89%	—	5.98%
Weighted average maturity (in years)	1.13	—	0.71
Fair value (pre-tax)	$(2,984)	—	$299

The Company recognized no ineffective cash flow hedge gains or losses and no gains or losses were recognized related to components of derivative instruments that were excluded from the assessment of hedge ineffectiveness during 2001.

At December 31, 2001, accumulated other comprehensive income included a deferred after-tax net loss of $1.8 million for the derivatives used to hedge funding cash flows. See Note 12 on page 54 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in other comprehensive income as of December 31, 2001 related to the derivatives used to hedge funding cash flows is projected to be reclassified into earnings in conjunction with the recognition of interest payments through March 2003, with $3.0 million of net loss expected to be reclassified within the next year.

Other Derivative Activities—During 2001, the Company had no derivative instruments in its derivative portfolio not included in FASB No. 133 hedge relationships. The Company does not enter into derivative transactions for purely speculative purposes.

For additional details of the unrealized gains/(losses) on hedging activity, see Note 12 to the Consolidated Financial Statements on page 52.

22.    RELATED PARTY TRANSACTIONS

The Company, through the Bank, has made loans and had transactions with certain of its directors and executive officers. However, all such loans and transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. The Securities and Exchange Commission has determined that, with respect to the Company and significant subsidiaries, disclosure of borrowings by directors and executive officers and certain of their related interests should be made if the loans are greater than 5% of stockholders’ equity, in the aggregate. These loans totaling $265 in aggregate were not greater than 5% of stockholders’ equity at December 31, 2001 or 2000.

23.    CONTINGENT LIABALITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Affiliates in the ordinary course of business at December 31, 2001. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

FIRST MIDWEST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in thousands, except per share data)

24.    CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company:

Statements of Condition
(Parent Company only)

	December 31,
	2001	2000
Assets
Cash and interest bearing deposits	$16,504	$35,774
Investment in and advances to Affiliates	436,298	409,899
Other assets	13,577	21,540

Total assets	$466,379	$467,213

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$19,112	$20,490
Stockholders’ equity	447,267	446,723

Total liabilities and stockholders’ equity	$466,379	$467,213

Statements of Income
(Parent Company only)

	Years ended December 31,
	2001	2000	1999
Income
Dividends from Affiliates	$69,547	$48,709	$65,781
Interest income	1,221	1,485	2,533
Security transactions and other income	519	363	406

Total income	71,287	50,557	68,720

Expenses
Interest expense	—	27	462
Salaries and employee benefits	2,802	2,045	1,973
Other expenses	2,972	2,363	3,139

Total expenses	5,774	4,435	5,574

Income before income tax expense and equity in undistributed income of Affiliates	65,513	46,122	63,146
Income tax benefit	1,652	1,668	717

Income before undistributed income of Affiliates	67,165	47,790	63,863
Equity in undistributed income of Affiliates	14,973	27,750	7,046

Net income	$82,138	$75,540	$70,909

Statements of Cash Flows
(Parent Company only)

	Years ended December 31,
	2001	2000	1999
Operating Activities
Net income	$82,138	$75,540	$70,909
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from Affiliates	(14,973)	(27,750)	(7,046)
Net decrease (increase) in other assets	7,017	(5,176)	6,470
Net (decrease) increase in other liabilities	(1,497)	(1,817)	125

Net cash provided by operating activities	72,685	40,797	70,458

Investing Activities
Purchases of securities net of proceeds from sales and maturities of securities	(394)	(43)	1,341
Purchase of other assets, net of sales	2,096	(343)	(4,013)

Net cash provided (used) by investing activities	1,702	(386)	(2,672)

Financing Activities
Net (decrease) in borrowed funds	—	(6,300)	(20,700)
Net purchases of treasury stock	(64,582)	(12,413)	(69,644)
Exercise of stock options	3,222	2,659	1,720
Cash dividends paid	(32,297)	(29,598)	(27,208)
Capital contributions and other advances and repayments from Affiliates	—	33,083	54,333

Net cash (used) by financing activities	(93,657)	(12,569)	(61,499)

Net (decrease) increase in cash and cash equivalents	(19,270)	27,842	6,287
Cash and cash equivalents at beginning of year	35,774	7,932	1,645

Cash and cash equivalents at end of year	$16,504	$35,774	$7,932

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors and Executive Officers of First Midwest, their family relationships and their business experience is contained in the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders of First Midwest, which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding compensation of the Executive Officers of First Midwest is contained in the “Executive Officers and Executive Compensation” section of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders of First Midwest, which is incorporated herein by reference.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is contained in the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders of First Midwest, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions of First Midwest is contained in the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders of First Midwest, which is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following exhibits, financial statements and financial statement schedules are filed as part of this report:

FINANCIAL STATEMENTS

Consolidated Statements of Condition—December 31, 2001 and 2000

Consolidated Statements of Income—Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows—Years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Report of Independent Auditors

FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted from this Annual Report because the required information is presented in the consolidated financial statements or in the notes thereto, the amounts involved are not significant, or the required subject matter is not applicable.

EXHIBITS

See Exhibit Index appearing on page 68.

(b)	Reports on Form 8-K—Reports on Form 8-K were filed during the period covered by this report as follows:

On November 15, 2001, First Midwest filed a report on Form 8-K announcing a 5-for-4 stock split payable on December 14, 2001 and an increase in its cash dividend.

On October 17, 2001, First Midwest filed a report on Form 8-K announcing its earnings results for the quarter and nine months ended September 30, 2001.

On October 9, 2001, First Midwest filed a report on Form 8-K to announce third quarter 2001 earnings release date and to reiterate updated earnings guidance.

Management’s Report

To Our Stockholders:

The accompanying consolidated financial statements were prepared by Management, which is responsible for the integrity and objectivity of the data presented. In the opinion of Management, the financial statements, which necessarily include amounts based on Management’s estimates and judgments, have been prepared in conformity with generally accepted accounting principles appropriate to the circumstances.

Management depends upon First Midwest’s system of internal controls in meeting its responsibilities for reliable financial statements. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with Management’s authorization. Judgments are required to assess and balance the relative cost and the expected benefits of these controls. As an integral part of the system of internal controls, First Midwest relies upon a professional Internal Audit function that conducts operational, financial, and special audits, and coordinates audit coverage with the Independent Auditors.

The consolidated financial statements have been audited by the Independent Auditors, Ernst and Young LLP, who render an independent professional opinion on Management’s financial statements.

The Audit Committee of First Midwest’s Board of Directors, composed solely of outside directors, meets regularly with the Internal Auditors, the Independent Auditors and Management to assess the scope of the annual examination plan and to discuss audit, internal control and financial reporting issues, including major changes in accounting policies and reporting practices. The Internal Auditors and the Independent Auditors have free access to the Audit Committee, without Management present, to discuss the results of their audit work and their evaluations of the adequacy of internal controls and the quality of financial reporting.

/s/ROBERT P. O’MEARA	/s/DONALD J. SWISTOWICZ
Robert P. O’Meara Chairman and Chief Executive Officer	Donald J. Swistowicz Executive Vice President Chief Financial and Accounting Officer

January 15, 2002

Reports of Independent Auditors

The Board of Directors and Stockholders
First Midwest Bancorp, Inc:

We have audited the accompanying consolidated statements of condition of First Midwest Bancorp, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Midwest Bancorp, Inc. as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ERNST & YOUNG LLP
Chicago, Illinois
January 15, 2002

EXHIBIT INDEX

Exhibit Number	Description of Documents
3	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3 to the Quarterly Report on Form 10-Q dated September 30, 2000.
3.1	Restated Bylaws of the Company.
4
Amended and Restated Rights Agreement, Form of Rights Certificate and Designation of Series A Preferred Stock of the Company, dated November 15, 1995, is incorporated herein by reference to Exhibits (1) through (3) of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 21, 1995.

4.1
First Amendment to Rights Agreements, dated June 18, 1997, is incorporated herein by reference to Exhibit 4 of First Midwest’s Amendment No. 2 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 30, 1997.

10	Restated 1989 Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K dated December 31, 1999.
10.1
Amendments to the Restated 1989 Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated September 30, 2000 and Exhibit 10 to the Quarterly Report on Form 10-Q dated March 31, 2001.

10.2	Amended and Restated Non-Employee Directors’ 1997 Stock Option Plan is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated September 30, 2000.
10.3	Restated Nonqualified Stock Option-Gain Deferral Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K dated December 31, 1999.
10.4	Restated Deferred Compensation Plan for Nonemployee Directors is incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K dated December 31, 1999.
10.5	Restated Nonqualified Retirement Plan is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K dated December 31, 1999.
10.6	Restated Savings and Profit Sharing Plan is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K dated December 31, 1999.
10.7
Form of Letter Agreement for Nonqualified Stock Options Grant executed between the Company and the executive officers of the Company pursuant to the Company’s Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated September 30, 2000.

10.8
Form of Letter Agreement for Nonqualified Stock Options Grant executed between the Company and the directors of the Company pursuant to the Company’s Non-Employee Directors’ 1997 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated September 30, 2000.

10.9
Form of Indemnification Agreements executed between the Company and executive officers and directors of the Company is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K dated December 31, 1991.

10.10
Form of Employment Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K dated December 31, 1997.

10.11
Form of Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 1991.

10.12
Form of Amendment to Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K dated December 31, 1992.

10.13
Form of Right of First Refusal Agreement executed between the company and certain Shareholders of the Company is incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K dated December 31, 1994.

10.14
Investment Agreement dated June 18, 1997 between the Company and all of the Stockholders of SparBank, Incorporated is incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-37809), filed with the Securities Exchange Commission on October 14, 1997.

11
Statement re: Computation of Per Share Earnings—The computation of basic and diluted earnings per share is included in Note 11 of the Company’s Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Date” of this document.

21	Subsidiaries of the Registrant.
23	Consents of Experts and Counsel.

Exhibits 10 through 10.5 and 10.7 through 10.12 are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to item 14(a)3.

All other Exhibits that are required to be filed with this form are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIR	ST MIDWEST BANCORP, INC.
Re	gistrant

By	ROBERT P. O’MEARA
Robert P. O’Meara Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities on March 6, 2002.

Signatures	Title

ROBERT P. O’MEARA Robert P. O’Meara	Chairman of the Board and Chief Executive Officer

JOHN M. O’MEARA John M. O’Meara	President, Chief Operating Officer and Director

DONALD J. SWISTOWICZ Donald J. Swistowicz	Executive Vice President, Chief Financial and Accounting Officer

VERNON A. BRUNNER Vernon A. Brunner	Director

BRUCE S. CHELBERG Bruce S. Chelberg	Director

WILLIAM J. COWLIN William J. Cowlin	Director

O. RALPH EDWARDS O. Ralph Edwards	Director

JOSEPH W. ENGLAND Joseph W. England	Director

BROTHER JAMES GAFFNEY, FSC Brother James Gaffney, FSC	Director

THOMAS M. GARVIN Thomas M. Garvin	Director

JOHN L. STERLING John L. Sterling	Director

J. STEPHEN VANDERWOUDE J. Stephen Vanderwoude	Director