Form 10-Q
period 2002-03-31
FIRST MIDWEST BANCORP INC
filed 2002-05-14
CIK 702325

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________________to ____________________.

Commission File Number 0-10967
____________________________________________________________________________________________

FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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

As of May 13, 2002, 48,464,083 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.
Exhibit Index is located on page 23*.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS

Page

Part I. FINANCIAL INFORMATON

Item 1. Financial Statements

Consolidated Statements of Condition	3*
Consolidated Statements of Income	4*
Consolidated Statements of Cash Flows	5*
Notes to Consolidated Financial Statements	6*

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11*

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	22*

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CONDITION (Amounts in thousands)
	March 31, 2002	December 31, 2001

	(Unaudited)
Assets
Cash and due from banks	$182,559	$155,822
Federal funds sold and other short-term investments	9,344	4,334
Mortgages held for sale	10,306	15,240
Securities available for sale, at market value	1,907,294	1,771,607
Securities held to maturity, at amortized cost	96,956	89,227

Loans, net of unearned discount	3,373,742	3,372,306
Reserve for loan losses	(47,774)	(47,745)

Net loans	3,325,968	3,324,561

Premises, furniture and equipment	81,625	77,172
Accrued interest receivable	33,535	32,027
Investment in corporate owned life insurance	136,819	135,280
Goodwill	16,397	16,397
Other intangible assets	1,138	1,313
Other assets	40,848	44,939

Total assets	$5,842,789	$5,667,919

Liabilities
Demand deposits	$733,217	$738,175
Savings deposits	449,351	421,079
NOW accounts	679,397	662,530
Money market deposits	569,231	584,030
Time deposits	1,738,982	1,788,107

Total deposits	4,170,178	4,193,921

Borrowed funds	1,174,370	971,851
Accrued interest payable	8,806	10,231
Other liabilities	42,612	44,649

Total liabilities	5,395,966	5,220,652

Stockholders' equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 60,000 shares; issued 56,927 shares outstanding: March 31, 2002-48,534 shares; December 31, 2001-48,725 shares	569	569
Additional paid-in capital	72,500	74,961
Retained earnings	551,400	537,600
Accumulated other comprehensive (loss) income, net of tax	(1,129)	5,265
Treasury stock, at cost: March 31, 2002 - 8,393 shares December 31, 2001 - 8,202 shares	(176,517)	(171,128)
Total stockholders' equity	446,823	447,267

Total liabilities and stockholders' equity	$5,842,789	$5,667,919

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (Amounts in thousands) (Unaudited)
	Quarters Ended March 31,

	2002	2001
Interest Income
Loans	$56,937	$69,212
Securities available for sale	25,665	31,829
Securities held to maturity	1,179	1,407
Federal funds sold and other short-term investments	162	193

Total interest income	83,943	102,641

Interest Expense
Deposits	22,616	40,117
Borrowed funds	7,080	15,636

Total interest expense	29,696	55,753

Net interest income	54,247	46,888

Provision for loan losses	5,055	3,458

Net interest income after provision for loan losses	49,192	43,430

Noninterest Income
Service charges on deposit accounts	5,756	5,492
Trust and investment management fees	2,708	2,673
Other service charges, commissions, and fees	4,293	4,267
Corporate owned life insurance income	1,698	2,268
Security gains, net	-	704
Other income	1,687	1,522

Total noninterest income	16,142	16,926

Noninterest Expense
Salaries and wages	15,126	14,361
Retirement and other employee benefits	4,433	4,077
Occupancy expense of premises	3,515	4,114
Equipment expense	1,882	1,954
Technology and related costs	2,466	2,541
Professional services	1,726	1,357
Advertising and promotions	969	891
Other expenses	5,519	5,798

Total noninterest expense	35,636	35,093

Income before income tax expense	29,698	25,263
Income tax expense	7,627	5,939

Net income	$22,071	$19,324

Per Share Data
Basic earnings per share	$0.45	$0.38
Diluted earnings per share	$0.45	$0.38

Cash dividends per share	$0.17	$0.16

Weighted average shares outstanding	48,647	51,081
Weighted average diluted shares outstanding	49,047	51,356

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)
	Quarters Ended March 31,

	2002	2001
Operating Activities
Net income	$22,071	$19,324
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,055	3,458
Depreciation of premises, furniture, and equipment	2,100	2,168
Net amortization (accretion) of premium (discount) on securities	1,992	(28)
Net (gains) on sales of securities	-	(704)
Net (gains) on sales of other real estate owned	(43)	(54)
Net losses on sales of premises, furniture, and equipment	153	29
Tax benefits from employee exercises of nonqualified stock options	605	252
Net decrease (increase) in deferred income taxes	1,060	(321)
Net amortization of goodwill and other intangibles	175	748
Originations and purchases of mortgage loans held for sale	(59,369)	(35,934)
Proceeds from sales of mortgage loans held for sale	64,303	31,725
Net (increase) in corporate owned life insurance	(1,539)	(2,998)
Net (increase) decrease in accrued interest receivable	(1,508)	3,089
Net (decrease) in accrued interest payable	(1,425)	(3,310)
Net decrease (increase) in other assets	8,045	(1,062)
Net (decrease) increase in other liabilities	(1,982)	2,439

Net cash provided by operating activities	39,693	18,821
Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	147,665	236,241
Proceeds from sales	-	354,581
Purchases	(296,703)	(376,934)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	1,386	5,825
Purchases	(9,115)	(16,921)
Net (increase) in loans	(8,341)	(49,676)
Proceeds from sales of other real estate owned	1,263	414
Proceeds from sales of premises, furniture, and equipment	1,297	1
Purchases of premises, furniture, and equipment	(8,003)	(1,506)

Net cash (used) provided by investing activities	(170,551)	152,025
Financing Activities
Net (decrease) in deposit accounts	(23,743)	(106,592)
Net increase (decrease) in borrowed funds	202,519	(46,844)
Purchase of treasury stock	(12,157)	(5,118)
Proceeds from issuance of treasury stock	7	4
Cash dividends paid	(8,303)	(8,185)
Exercise of stock options	4,282	821

Net cash provided (used) by financing activities	162,605	(165,914)

Net increase in cash and cash equivalents	31,747	4,932
Cash and cash equivalents at beginning of period	160,156	184,493

Cash and cash equivalents at end of period	$191,903	$189,425

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of First Midwest Bancorp, Inc. ("First Midwest" or the "Company") have been prepared in accordance with generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all normal and recurring adjustments that are necessary to fairly present the results for the interim periods presented have been included. The preparation of financial statements requires Management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In addition, certain reclassifications have been made to the 2001 data to conform to the 2002 presentation. For further information with respect to significant accounting policies followed by First Midwest in the preparation of its consolidated financial statements, refer to First Midwest's Annual Report on Form 10-K for the year ended December 31, 2001.

Reserve for Loan Losses

The reserve for loan losses is maintained at a level believed adequate by Management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas including unemployment levels, regulatory guidance, general economic conditions, and other pertinent factors. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the reserve, while recoveries of amounts previously charged off are credited to the reserve. A provision for loan losses is charged to operating expense based on Management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

Based on an estimation done pursuant to either Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies," or FASB Statement Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan," the reserve for loan losses consists of three elements: (i) specific reserves established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general allocated reserves based on historical loan loss experience for each loan category; and (iii) unallocated reserves based on general economic conditions as well as specific economic factors in the markets in which the Company operates.

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

The unallocated portion of the reserve reflects Management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated reserve includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. Also, loss data representing a complete economic cycle is not available for all sectors. The uncertainty following the events of September 11th and the recessionary environment also impact the allocation model's estimate of loss. The historical losses used in the migration analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized.

Goodwill And Other Intangible Assets

Effective January 1, 2002, First Midwest adopted FASB No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17. Under FASB No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but reviewed for impairment annually, or more frequently if certain indicators arise. First Midwest is required to complete the initial step of transitional impairment test within six months of adoption of FASB No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principal with any subsequent impairment losses reflected in operating income in the income statement. In addition, the Statement requires the reassessment of identifiable intangibles with identifiable lives and continue to be amortized.

First Midwest has completed the transitional impairment test required upon adoption of FASB No. 142 and determined that there is no impairment to its recorded goodwill balances. For additional disclosures regarding goodwill and other intangible assets, see Note 5 on page * of this Form 10-Q.

Accounting For Long-Lived Assets

Effective January 1, 2002, First Midwest adopted FASB Statement No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("FASB No. 144") which addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede FASB No. 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under FASB No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The adoption of FASB No. 144 had no material impact on the Company's financial position or results of operations in the first quarter 2002.

2. SECURITIES

The aggregate amortized cost, gross unrealized gains and losses, and market value of securities were as follows:
	March 31, 2002				December 31, 2001

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available for Sale

U.S. Treasury	$200	$3	$-	$203	$200	$5	$-	$205
U.S. Agency	148,702	164	(569)	148,297	70,217	208	(30)	70,395
Mortgage-backed	1,221,006	8,879	(5,945)	1,223,940	1,152,535	12,091	(2,887)	1,161,739
State and municipal	473,506	9,510	(4,399)	478,617	473,873	9,347	(4,046)	479,174
Other	63,624	57	(7,444)	56,237	63,167	51	(3,124)	60,094

Total	$1,907,038	$18,613	$(18,357)	$1,907,294	$1,759,992	$21,702	$(10,087)	$1,771,607

Securities Held to Maturity

U.S. Treasury	$2,005	$-	$-	$2,005	$2,006	$40	$-	$2,046
U.S. Agency	126	-	-	126	126	-	-	126
State and municipal	70,567	132	-	70,699	63,452	127	(4)	63,575
Other	24,258	-	-	24,258	23,643	-	-	23,643

Total	$96,956	$132	$-	$97,088	$89,227	$167	$(4)	$89,390

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 7 to the interim consolidated financial statements on page 10*.

3. LOANS

Total loans, net of deferred loan fees and other discounts of $1.9 million and $2.3 million at March 31, 2002 and December 31, 2001, respectively were as follows:
	March 31,	December 31,
	2002	2001

Commercial and industrial	$854,039	$827,281
Agricultural	82,029	87,188
Consumer	937,953	947,246
Real estate - 1 - 4 family	179,672	196,741
Real estate - commercial	996,295	998,857
Real estate - construction	323,754	314,993

Total loans, net of unearned discount	$3,373,742	$3,372,306

First Midwest concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are garnered in the same market areas. As a result, First Midwest strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. As of March 31, 2002 and December 31, 2001, there were no significant loan concentrations with any single borrower, industry or geographic segment.

4. RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

A summary of the transactions in the reserve for loan losses and details regarding impaired loans for the quarters ended March 31, 2002 and 2001 are summarized below:
	Quarters Ended March 31,
	2002	2001

Balance at beginning of period	$47,745	$45,093
Loans charged-off	(5,865)	(3,704)
Recoveries of loans previously charged-off	839	574
Net loans (charged-off)	(5,026)	(3,130)
Provision for loan losses	5,055	3,458
Balance at end of period	$47,774	$45,421

Impaired Loans:
Requiring valuation reserve (1)	$4,253	$7,934
Not requiring valuation reserve	8,015	8,071
Total impaired loans	$12,268	$16,005

Valuation reserve related to impaired loans	$3,090	$1,417
Average impaired loans	$13,698	$14,493
Interest income recognized on impaired loans	$7	$36
(1)	These impaired loans require a valuation reserve allocation because the value of the loans is less than the recorded investments in the loans.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, First Midwest adopted Financial Accounting Standards Board ("FASB") No. 142, "Goodwill and Other Intangible Assets." In accordance with the Statement, First Midwest discontinued the amortization of goodwill which is not deductible for income tax purposes. A reconciliation of previously reported net income and earnings per share as adjusted for the exclusion of goodwill amortization is presented below had First Midwest accounted for goodwill under FASB No. 142 for all periods presented:

	Quarters Ended March 31,
	2002	2001

Reported net income	$22,071	$19,324
Add back of goodwill amortization	-	540
Adjusted net income	$22,071	$19,864

Basic earning per share:
Reported net income	$0.45	$0.38
Goodwill amortization	-	0.01
Adjusted net income	$0.45	$0.39

Diluted earnings per share:
Reported net income	$0.45	$0.38
Goodwill amortization	-	0.01
Adjusted net income	$0.45	$0.39

First Midwest's carrying value of goodwill was $16.4 million at March 31, 2002 and December 31, 2001. Information regarding the Company's other intangible assets follows:
	March 31, 2002			December 31, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Other intangible assets:
Core deposit premium	$5,359	$4,390	$969	$6,892	$5,766	$1,126
Other identified intangibles	423	254	169	423	236	187
Total	$5,782	$4,644	$1,138	$7,315	$6,002	$1,313

Amortization expense of other intangible assets, which is deductible for income tax purposes, was $175 and $208 for the three months ended March 31, 2002 and 2001, respectively.

6. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2002 and 2001:
	Quarters Ended March 31,
	2002	2001
Basic Earnings Per Share:
Net income	$22,071	$19,324
Average common shares outstanding	48,647	51,081
Basic earnings per share	$0.45	$0.38

Diluted Earnings Per Share:
Net income	$22,071	$19,324

Average common shares outstanding	48,647	51,081
Dilutive effect of stock options	400	275

Diluted average common shares outstanding	49,047	51,356

Diluted earnings per share	$0.45	$0.38

7. COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, for the quarters ended March 31, 2002 and 2001 are as follows:
	Quarters Ended March 31,
	2002	2001

Net Income	$22,071	$19,324
Unrealized holding (losses) gains on securities available for sale, net of reclassification adjustment	(6,929)	12,377

Unrealized holding gains (losses) on hedging activity	535	(517)

Comprehensive Income	$15,677	$31,184

Disclosure of Reclassification Amount:
Unrealized holding (losses) gains on securities available for sale arising during the period	$(6,929)	$12,806
Less: Reclassification adjustment for net gains realized during the period	-	429

Net unrealized holding (losses) gains on securities available for sale		$12,377
	$(6,929)

Provided below is the change in accumulated other comprehensive (loss) income for the quarters ended March 31, 2002 and 2001:
	Quarters Ended March 31,
	2002	2001

Beginning balance	$5,265	$(7,039)
Current year change	(6,394)	11,860

Ending balance	$(1,129)	$4,821

Ending balance consists of:
Accumulated unrealized gains on securities available for sale	$156	$5,338
Accumulated unrealized (losses) on hedging activities	(1,285)	(517)
Total accumulated other comprehensive (loss) income	$(1,129)	$4,821

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 2 to the interim consolidated financial statements on page 7*.

8. SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosures to the Consolidated Statements of Cash Flows for the quarters ended March 31, 2002 and 2001 are as follows:
	Quarters Ended March 31,
	2002	2001

Income taxes paid	$8	$38
Interest paid to depositors and creditors	31,121	59,063
Non cash transfers of loans to foreclosed real estate	1,879	269
Dividends declared but unpaid	8,271	8,153

9. CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business at March 31, 2002. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarters ended March 31, 2002 and 2001. Management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes presented elsewhere in this report as well as First Midwest's 2001 Annual Report on Form 10-K. Results of operations for the quarter ended March 31, 2002 are not necessarily indicative of results to be expected for the full year of 2002. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is presented in thousands, except per share data.

Summary of Performance

Net income for the quarter ended March 31, 2002 increased to a record $22,071, or $.45 per diluted share, as compared to the 2001 first quarter of $19,324, or $.38 per diluted share, representing an increase of 18.4% on a diluted share basis. Performance for the 2002 quarter resulted in record annualized return on average assets of 1.55% as compared to 1.36% for the same quarter of 2001 and annualized return on average equity of 19.4% as compared to 17.1% for the 2001 quarter. The elimination of goodwill amortization expense resulting from the implementation of FASB No. 142 (effective January 1, 2002) added $540 (after tax) and $.01 per share to first quarter 2002 net income and diluted earnings per share, respectively.

Cash basis diluted earnings (which excludes amortization of goodwill and core deposit intangibles resulting from acquisitions) increased to $.45 per share for first quarter 2002 as compared to 2001's $.39 per share, representing an increase of 15.4%. On a cash basis, the annualized return on average assets (which excludes from average assets goodwill and core deposit intangibles) was 1.57% for first quarter 2002 as compared to 2001's 1.41%, while annualized return on average equity for first quarter 2002 was 19.5% as compared to 2001's 17.7%.

Net interest margin for first quarter 2002 was 4.32%, a 55 basis point improvement over the 3.77% for 2001's like quarter. With the yield curve remaining steep through first quarter 2002, net interest margin was stable and essentially unchanged from the 4.33% earned in fourth quarter 2001.

Excluding net security gains realized in first quarter 2001, noninterest income totaled $16,142 and was essentially flat in first quarter 2002 as compared to the same quarter in 2001. Factoring out the elimination of goodwill amortization expense referred to previously total noninterest expenses for first quarter 2002 were 3.2% above the prior year's like quarter but decreased 1.3% on a linked-quarter basis. The efficiency ratio for the first quarter 2002 continued to improve to a record 47.3% as compared to 51.4% for 2001's like quarter.

The provision for loan losses for first quarter 2002 totaled $5,055, exceeding net charge-offs by $29. Net loan charge-offs for the first quarter 2002 were .61% of average loans, up from .39% for first quarter 2001 and .49% for full year 2001.

Net Interest Income, Earning Assets, and Funding Sources

Net Interest Income/Margin

The accounting policies underlying the recognition of interest income on loans, securities and other earnings assets are included in the "Notes to Consolidated Financial Statements" contained in First Midwest's 2001 Annual Report on Form 10-K.

Net interest income on a tax equivalent basis totaled $57,760 for first quarter 2002, representing an increase of $7,244, or 14.3%, over the 2001 period of $50,516, with net interest margin for the 2002 quarter improving by 55 basis points to 4.32% as compared to 3.77% for the 2001 quarter. The year-over-year increase in margin was principally driven by the interest rate reductions initiated by the Federal Reserve beginning in the first quarter 2001 and continuing over the course of the year with short-term interest rates dropping an average of 320 basis points over this time frame while longer term interest rates remained relatively flat. As such, this market dynamic positively benefited the Company's liability-sensitive Consolidated Statements of Condition resulting in interest-bearing liabilities repricing more quickly in response to the changing market interest rates than interest-earning assets. As shown in the Volume/Rate Analysis on page *, the increase in net interest income is attributable to the reduction in interest expense paid on interest-bearing liabilities totaling $26,057 for first quarter 2002 exceeding the reduction in interest income earned on interest-earning assets totaling $18,813 for such quarter.

The decrease in interest expense was predominately attributable to a 224 basis point drop in the interest rates paid on these liabilities as a result of the favorable interest rate environment previously discussed, as well as certain measures taken to shift interest-bearing liabilities terms and repricing characteristics more favorably with the current falling interest rate environment. These measures included shortening the maturity of certain interest-bearing liabilities, sales and customer promotional incentives, and a strategic change in the maturity structure of borrowed funds. These measures are more fully described in the subsequent discussion on core funding sources found on Page 14.

The reduction in interest income was driven by a 139 basis point decline in the interest rates earned on assets. Average earning assets for the first quarter of 2002 were essentially stable at $5,343,050 as compared to the year-ago like period. The most significant components of earning assets, loans and securities, are generally less sensitive to movement in market interest rates as the underlying cash flows do not reprice as quickly. Consequently, this characteristic in combination with the planned use of cash flows from the securities portfolio to fund higher yielding loans helped reduce the effect of the decline in short term market rates on interest income.

Anticipating that the next move in interest rates is likely to be upward, the Company undertook certain steps during the second half of 2001 and first quarter 2002 intended to insulate net interest income against rising rates. These steps included a reduction in the liability sensitivity of the balance sheet through the lengthening of liabilities (primarily time deposits and Federal Home Loan Bank ("FHLB") advances) and the reinvestment of cash flows from mortgage-backed securities into short maturity securities. Although these strategies have slowed the upward momentum in net interest margin achieved over the last 5 quarters, the Company believes they will stabilize future performance in this key component of the income statement.

A description and analysis of First Midwest's rate sensitivity position and management policies is included in the "Notes to Consolidated Financial Statements" contained in First Midwest's 2001 Annual Report on Form 10-K.

Securities Portfolio

The following tables set forth the average and period end carrying values of the securities portfolios and changes therein as of the following periods:
	Average Balances
	2002	2001		March 31 % Change From

	March 31	December 31	March 31	12/31/01	3/31/01

By type:
U.S. Treasury	$2,205	$2,289	$2,396	(3.7)	(8.0)
U.S. Agency	114,686	75,754	255,643	51.4	(55.1)
Mortgage-backed	1,225,781	1,166,189	1,198,413	5.1	2.3
State and municipal	539,994	537,907	542,472	0.4	(0.5)
Other	87,677	84,858	86,917	3.3	0.9

Total	$1,970,343	$1,866,997	$2,085,841	5.5	(5.5)

By classification:
Available for sale	$1,877,896	$1,780,862	$2,000,944	5.4	(6.1)
Held to maturity	92,447	86,135	84,897	7.3	8.9

Total	$1,970,343	$1,866,997	$2,085,8411	5.5	(5.5)

	As of Period End
	2002	2001		March 31 % Change From

	March 31	December 31	March 31	12/31/01	3/31/01

By type:
U.S. Treasury	$2,208	$2,211	$2,231	(0.1)	(0.1)
U.S. Agency	148,423	70,521	167,927	110.5	(11.6)
Mortgage-backed	1,223,940	1,161,739	1,219,315	5.4	0.4
State and municipal	549,184	542,626	557,192	1.2	(1.4)
Other	80,495	83,737	86,511	(3.9)	(7.0)

Total	$2,004,250	$1,860,834	$2,033,176	7.7	(1.4)

By classification:
Available for sale	$1,907,294	$1,771,607	$1,937,236	7.7	(1.5)
Held to maturity	96,956	89,227	95,940	8.7	1.1

Total	$2,004,250	$1,860,834	$2,033,176	7.7	(1.4)

For the period ending March 31, 2002, the total average carrying value of the securities portfolio totaled $1,970,343, decreasing 5.5% from the year-ago like period of $2,085,841 and up 5.5% on a linked quarter basis. The year over year reduction is primarily due to a reduction in the U.S. Agency portfolio as a result of liquidity needs to fund loan growth. This reduction was essentially reversed by the end of the first quarter 2002 through a $100 million floating rate securities purchase in U.S. Agencies and $100 million mortgage-backed securities purchase both funded with wholesale funds and offset by cash flows utilized to fund loan growth.

Loan Growth

The following tables summarize growth in loans based upon both average and period end balances:
	Average Balances
	2002	2001		March 31 % Change From

	March 31	December 31	March 31	12/31/01	3/31/01

Commercial and industrial	$826,739	$831,832	$819,145	(0.6)	0.9
Agricultural	81,543	90,942	67,261	(10.3)	21.2
Consumer	942,014	963,467	926,694	(2.2)	1.7
Real estate - 1 - 4 family	188,304	208,989	247,407	(9.9)	(23.9)
Real estate - commercial	1,000,716	992,885	910,012	0.8	10.0
Real estate - construction	321,061	322,118	287,483	(0.3)	11.7

Total net loans	$3,360,377	$3,410,233	$3,258,002	(1.5)	3.1

Total net loans excluding
real estate - 1-4 family	$3,172,073	$3,201,244	$3,010,595	(0.9)	5.4

	As of Period End
	2002	2001		March 31 % Change From

	March 31	December 31	March 31	12/31/01	3/31/01

Commercial and industrial	$854,039	$827,281	$827,463	3.2	3.2
Agricultural	82,029	87,188	67,792	(5.9)	21.0
Consumer	937,953	947,246	929,659	(1.0)	0.9
Real estate - 1 - 4 family	179,672	196,741	241,250	(8.7)	(25.5)
Real estate - commercial	996,295	998,857	951,072	(0.3)	4.8
Real estate - construction	323,754	314,993	262,237	2.8	23.5

Total net loans	$3,373,742	$3,372,306	$3,279,473	0.0	2.9

Total net loans excluding
real estate - 1-4 family	$3,194,070	$3,175,565	$3,038,223	0.6	5.1

Total average loans for first quarter 2002 were 3.1% higher than the same period in 2001 with all loan categories except 1-4 family real estate experiencing growth. Excluding real estate 1-4 family loans, total average loan growth was 5.4% as compared to the year-ago like period. On a linked-quarter basis, however, loan growth was essentially flat. In furtherance of its asset liability management strategies, First Midwest initiated a planned reduction it its real estate 1-4 family loan portfolio, retaining originated floating rate and other certain qualifying mortgages while selling all other originations.

Core Funding Sources

The following table provides a comparison of average core funding sources for the quarters ended March 31, 2002 and 2001 based upon average balances. Average, rather than period-end balances are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.
	Average Balances
	2002	2001		March 31 % Change From

	March 31	December 31	March 31	12/31/01	3/31/01

Demand deposits	$712,057	$719,121	$656,312	(1.0)	8.5
Savings deposits	433,456	418,074	450,701	3.7	(3.8)
NOW accounts	685,583	583,719	438,707	17.5	56.3
Money market deposits	570,216	603,887	531,628	(5.6)	7.3
Time deposits	1,736,593	1,865,489	2,054,015	(6.9)	(15.5)

Total deposits	4,137,905	4,190,290	4,131,363	(1.3)	0.2

Securities sold under agreements to
repurchase	528,950	510,396	708,947	3.6	(25.4)
Federal funds purchased	258,974	254,291	198,729	1.8	30.3
Federal Home Loan Bank advances	326,389	267,554	203,222	22.0	60.6

Total borrowed funds	1,114,313	1,032,241	1,110,898	8.0	0.3

Total funding sources	$5,252,218	$5,222,531	$5,242,261	0.6	0.2

Total deposits for first quarter 2002 were basically unchanged from the 2001 first quarter and decreased modestly on a linked-quarter basis, both in terms of period-end and average balances. Additionally, First Midwest experienced a movement in the composition of its deposit base from longer term time deposits to short term non-indexed NOW accounts as a part of its measures to reduce its liability sensitivity.

Wholesale funding increased during first quarter 2002 as a result of a $200 million securities purchase funded with a combination of repurchase agreements and Federal Home Loan Bank ("FHLB") advances. This transaction was initiated to take advantage of the historic steepness in the long end of the yield curve during the quarter and is expected to result in a positive spread of approximately 128 basis points for the next two years. Also in first quarter 2002, First Midwest lengthened the duration of its FHLB advances from a weighted average maturity of 11 months at March 31, 2001 to 23 months at March 31, 2002 in anticipation of an upward fluctuation in interest rates over the next forward period.

Volume/Rate Analysis

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 2002 and 2001. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis.

Quarters Ended March 31, 2002 and 2001

	Average Balances				Average Interest Rates Earned/Paid					Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

								Basis
			Increase					Points				Increase
	2002	2001	(Decrease)		2002		2001	Inc/(Dec)		2002	2001	(Decrease)	Volume	Rate	Total

Fed funds sold and other short-term investments	$4,662	$5,966	$(1,304)		1.89%		6.44%	(4.55%)		$22	$96	$(74)	$(17)	$$ (57)	$(74)
Mortgages held for sale	7,668	5,583	2,085		7.30%		6.95%	0.35%		140	97	43	38	5	43
Securities available for sale	1,877,896	2,000,944	(123,048)		6.11%		6.98%	(0.87%)%		28,695	34,908	(6,213)	(2,059)	(4,154)	(6,213)
Securities held to maturity	92,447	84,897	7,550		6.76%	6	8.46%	(1.70%)		1,563	1,796	(233)	185	(418)	(233)
Loans net of unearned discount	3,360,377	3,258,002	102,375		6.79%		8.52%	(1.73%)		57,036	69,372	(12,336)	2,261	(14,597)	(12,336)

Total interest-earning assets	$5,343,050	$5,355,392	$(12,342)		6.55%		7.94%	(1.39%)		$87,456	$106,269	$(18,813)	$408	$(19,221)	$(18,813)

Savings deposits	$433,456	$450,701	$(17,245)		0.98%		1.94%	(0.96%)		$1,067	$2,185	$(1,118)	$(81)	$(1,037)	$(1,118)
NOW accounts	685,583	438,707	246,876	2	1.83%	1	1.92%	(0.09%)		3,129	2,109	1,020	1,121	(101)	1,020
Money market deposits	570,216	531,628	38,588		1.98%		4.07%	(2.09%)		2,820	5,409	(2,589)	426	(3,015)	(2,589)
Time deposits	1,736,593	2,054,015	(317,422)	3	3.59%		5.92%	(2.33%)		15,600	30,414	(14,814)	(4,178)	(10,636)	(14,814)
Borrowed funds	1,114,313	1,110,898	3,415		2.54%		5.63%	(3.09%)		7,080	15,636	(8,556)	48	(8,604)	(8,556)

Total interest-bearing
liabilities	$4,540,161	$4,585,949	$(45,788)		2.62%		4.86%	(2.24%)		$29,696	$55,753	$(26,057)	$(2,664)	$$ (23,393)	$(26,057)

Net interest margin / income					4.32%		3.77%	0.55%	%	$57,760	$50,516	$7,244	$3,072	$4,172	$7,244

	2002	2001
Net Interest Margin Trend By Quarter	1st	4th	3rd	2nd	1st

Yield on interest earning assets	6.55%	6.91%	7.44%	7.69%	7.94%
Rates paid on interest bearing liabilities	2.62%	3.04%	3.71%	4.27%	4.86%
Net interest margin	4.32%	4.33%	4.27%	4.04%	3.77%

Noninterest Income

Excluding $704 in net security gains realized in first quarter 2001, total noninterest income remained flat at $16,142 in first quarter 2002 as compared to $16,222 for the same 2001 quarter. Nonetheless, the first quarter 2002 saw continued improvement across all major components of noninterest income excluding corporate-owned life insurance. The factors resulting in the year-to-year changes are discussed below.

Service charges on deposit accounts increased 4.8% to $5,756 in the first quarter of 2002 as compared to $5,492 for the same 2001 period. The $264 increase is primarily attributable to higher service charges on business checking accounts as a result of greater transaction volumes. Other service charges, commissions and fees increased by $26 to $4,293 for the quarter ended March 31, 2002 over the prior year's like quarter 2001 quarter of $4,267 with increases seen in commissions on mortgage sales and higher debit card fee income offset by a reduction in other earnings and commissions.

Trust and investment management fees for the first quarter 2002 increased $35, or 1.3%, to $2,708 as compared to $2,673 for the prior year's like quarter due to growth in new business and expansion of existing relationships. Likewise trust assets under management grew by approximately $143 million from $1.845 billion at March 31, 2001 to $1.988 billion at March 31, 2002. Trust fees generally follow the amount of total assets under management, as well as conditions in the equity and credit markets, as such fees on certain accounts are based on market value.

First Midwest's investment in corporate owned life insurance generated $1,698 in income for the first quarter 2002 for a decrease of $570, or 25.1%, as compared to the same 2001 period. Life insurance policies are maintained only on officers of the Company with their consents. The decrease in the 2002 quarter was related to the renegotiation in first quarter 2001 of certain of the underlying insurance contracts through the establishment of a stable value insurance contract enhancement as well as a shortening in the duration of the underlying assets undertaken to provide stability to this income stream. This redeployment into shorter duration assets combined with the accelerated decrease in market interest rates that occurred during the third and fourth quarters of 2001 resulted in the lower level of income being credited on the life insurance assets in first quarter 2002.

Other income increased by $165, or 10.8%, to $1,687 for the first quarter 2002 as compared to $1,522 for the year-ago like period. Such increase is primarily attributable to gains on sale of assets and higher credit card fee income offset in part with lower ATM revenues.

Noninterest Expense

Noninterest expense totaled $35,636 for the quarter ended March 31, 2002 as compared to the same period in 2001 of $35,093 for an increase of $543, or 1.5%. Factoring out the elimination of goodwill amortization expense pursuant to the adoption of FASB No. 142, total noninterest expenses for first quarter 2002 was 3.2% above the 2001 quarter. A comparison of the major categories of noninterest expense is discussed below.

Salaries and wages increased by $765, or 5.3%, to $15,126 for the quarter ended March 31, 2002 as compared to prior year levels of $14,361 largely due to annual salary increases approximating 4.3% and higher commissions paid to the mortgage origination sales staff as a result of greater sales volumes.

Retirement and other employee benefits increased by $365, or 8.7%, to $4,433 in the first quarter of 2002 compared to the year-ago like period of $4,077. Higher employee healthcare insurance and increases in payroll taxes in connection with the salary and wage change as well as an increase in unemployment tax rates principally accounted for the increase in the current period.

For the quarter ended March 31, 2002, occupancy expenses decreased $599, or 14.6%, as compared to the 2001 period of $4,114. The decrease in occupancy expense is primarily attributable to a reduction in snow removal costs and lower utility costs resulting from favorable weather conditions in 2002 as compared to prior year. The current quarter decrease in equipment expense of $72, or 3.7%, as compared to the 2001 period of $1,954, is reflective of cost savings realized in connection with the renegotiation of terms on various equipment maintenance contract costs conducted in the third quarter 2001.

Technology and related costs decreased $75, or 3.0%, to $2,466 in first quarter 2002 as compared to $2,541 for the 2001 period due to lower data network costs as a result of renegotiated contract terms.

Professional services increased by $369, or 27.2%, to $1,726 for the quarter ended March 31, 2002 as compared to the year-ago like period of $1,357. Of such increase, $183 is attributable to the costs associated with a home equity promotion. Also contributing to the increase are greater legal fees in connection with loan remediation activities.

Advertising and promotions increased $78, or 8.8%, for the quarter ended March 31, 2002 as compared to the same period in 2001. The expense levels in the 2002 period saw a return to more normalized levels as the prior year experienced a shift in marketing strategy and the scaling back of certain advertising programs.

Other expenses decreased $279, or 4.8%, for the first quarter 2002 as compared to the prior year period primarily due to the elimination of $540 in goodwill expense as referred to above and was partially offset by a $144 loss on sale of Company-owned land incurred during first quarter 2002.

As a result of top line revenue growth from net interest income and continued strong cost controls, the efficiency ratio for first quarter 2002 dropped to a record 47.3% as compared to 51.4% for first quarter 2001 and 49.7% for full year 2001.

Income Tax Expense

First Midwest's accounting policies underlying the recognition of income taxes in the statement of condition and income are included in the "Notes to Consolidated Financial Statements" contained in its 2001 Annual Report on Form 10-K.

Income tax expense totaled $7,627 for the quarter ended March 31, 2002, increasing from $5,939 for the same year-ago like period and reflects effective income tax rates of 25.7% and 23.5%, respectively. The increase in effective tax rate is primarily attributable to a decrease in corporate owned life insurance income in 2002.

Credit Quality and the Reserve for Loan Losses

The following table summarizes certain credit quality data for the last five calendar quarters:
	2002	2001
	March 31	December 31	September 30	June 30	March 31

Nonaccrual loans	$15,277	$16,847	$21,425	$20,518	$22,453
Foreclosed real estate	4,289	3,630	3,651	2,425	1,246

Total nonperforming assets	$19,566	$20,477	$25,076	$22,943	$23,699

90 days past due and still accruing interest	$4,739	$5,783	$6,117	$5,187	$5,339

Nonperforming loans to total loans	0.45%	0.50%	0.62%	0.61%	0.68%
Nonperforming assets to total loans plus foreclosed real estate	0.58%	0.61%	0.73%	0.68%	0.72%

Reserve for loan losses to loans	1.42%	1.42%	1.38%	1.38%	1.39%
Reserve for loan losses to nonperforming loans	313%	283%	223%	228%	202%
Provision for loan losses	$5,055	$6,313	$5,248	$4,065	$3,458
Net loans charged-off	$5,026	$6,313	$4,208	$2,781	$3,130
Net loans charged-off to average loans	0.61%	0.73%	0.49%	0.34%	0.39%

Nonaccrual loans, totaling $15,277 at March 31, 2002 are comprised of commercial, industrial and agricultural loans (56%), real estate loans (35%) and consumer loans (9%). Foreclosed real estate, totaling $4,289 at March 31, 2002 primarily represents real estate loans on 1-4 family properties. First Midwest's disclosure with respect to impaired loans is contained in Note 4 to the interim consolidated financial statements, located on page 8*.

Nonperforming loans continued to improve in first quarter 2002, dropping 9% on a linked-quarter basis and 32% as compared to quarter-end March 2001. As a consequence, nonperforming loans declined at March 31, 2002 to .45% of loans from .50% at year-end 2001 and .68% at the end of first quarter 2001. Reflecting further credit quality improvement, loans 90 days or more past due decreased by over $1 million on a linked-quarter basis.

Transactions in the reserve for loan losses during the quarters ended March 31, 2002 and 2001 are summarized in the following table:
	Quarters Ended March 31,
	2002	2001

Balance at beginning of period	$47,745	$45,093
Loans charged-off	(5,865)	(3,704)
Recoveries of loans previously charged-off	839	574
Net loans (charged-off)	(5,026)	(3,130)
Provision for loan losses	5,055	3,458
Balance at end of period	$47,774	$45,421

Reflective of the continued weakened economy and an aggressive charge-off strategy, loan charge-offs, net of recoveries, for the 2002 first quarter totaled $5,026, or .61% of average loans, up from first quarter 2001 of $3,130, or .39% of average loans, but improved from .73% on a linked-quarter basis. Provisions for loan losses fully covered net charge-offs for first quarter 2002 resulting in the ratio of the reserve for loan losses to total loans at quarter-end being maintained at 1.42%, the same level as year-end 2001. As a consequence of the general improvement in credit quality, the reserve for loan losses at March 31, 2002 represented 313% of nonperforming loans as compared to 202% at the end of 2001's first quarter and 283% at year-end 2001.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are included in Note 1 to the "Notes to Consolidated Financial Statements" on page * of this Form 10-Q.

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

Loans within the portfolio that are selected for review to determine whether specific reserves are required include both loans over a specified dollar limit as well as loans where the internal credit rating is below a predetermined classification. Loans subject to this review process generally include commercial and agricultural loans, real estate commercial and real estate construction loans. Specific reserves for these loans are determined in accordance with the accounting policies referred to above. Consumer and other retail loan reserve allocations are based upon the evaluation of pools or groups of such loans. The portion of the reserve based on historical loan loss experience is determined statistically using a loss migration analysis that examines loss experience and the related internal rating of loans charged off. The loss migration analysis is performed quarterly and loss factors are periodically updated based on actual experience. The portion of the reserve based on general economic conditions and other factors is considered the unallocated portion of the reserve. This portion is determined based upon general economic conditions and involves a higher degree of subjectivity in its determination. This segment of the reserve considers risk factors that may not have manifested themselves in First Midwest's historical loss experience, which is used to determine the allocated component of the reserve.

The distribution of the loan portfolio is presented in Note 3 to the interim consolidated financial statement located on page *. The loan portfolio consists predominantly of loans originated by First Midwest from its primary markets and generally represents credit extension to multi-relationship customers.

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

	Actual		Capital Required
	First Midwest	FMB	Minimum Required FRB	Minimum Well- Capitalized FDICIA

As of March 31, 2002:
Tier I capital to risk-based assets	9.94%	9.26%	4.00%	6.00%
Total capital to risk-based assets	11.05%	10.37%	8.00%	10.00%
Leverage ratio	7.45%	6.97%	3.00%	5.00%

As of December 31, 2001:
Tier I capital to risk-based assets	9.96%	9.68%	4.00%	6.00%
Total capital to risk-based assets	11.08%	10.81%	8.00%	10.00%
Leverage ratio	7.43%	7.25%	3.00%	5.00%

Dividends

As a result of improved performance from operations as well as First Midwest's perceived future prospects, the Board of Directors has increased the quarterly dividend every year since 1993. The following table summarizes the dividend increases declared during the years 1994 through 2001:

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

In August, 2001, First Midwest's Board of Directors authorized the repurchase of up to 3.125 million of its common shares, or 6.25% of shares outstanding. The 2001 plan is the eighth such program since the Company's formation in 1983 and authorizes repurchases in both open market and privately negotiated transactions and has no execution time limit.

The following table summarizes the shares repurchased by First Midwest for the prior three calendar years and for the current quarter:

	Quarter	Years Ended December 31,
	Ended March 31, 2002	2001	2000	1999

Shares repurchased	428	2,604	607	3,336
Cost	$12,157	$64,582	$12,195	$70,043

As of March 31, 2002, First Midwest had 1,528 shares remaining to be repurchased under its current share repurchase authorization.

FORWARD LOOKING STATEMENTS

Statements made in the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of First Midwest, including, without limitation, (i) loan and deposit growth, market interest rates on net interest income and net interest margin, wholesale funding sources, provision and reserve for loan losses, nonperforming loan levels and net charge-offs, collateral value and economic conditions, noninterest income and expenses, diluted earnings per share growth rates for 2002, and dividends to shareholders, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits - See Exhibit Index appearing on page 23*.
(b) Forms 8-K and 8-K/A -

On February 27, 2002, First Midwest filed a report on Form 8-K to make available the slide presentation presented at the Super Community Bank Conference.

  On February 22, 2002, First Midwest filed a report on Form 8-K to announce the retirement of its CFO.

  On February 20, 2002, First Midwest filed a report on Form 8-K to announce the declaration of its 1st quarter 2002 dividend.

  On February 19, 2002 First Midwest filed a report on Form 8-K announcing its participation in the Super Community Bank Conference.

  On January 17, 2002, First Midwest filed a report on Form 8-K announcing its earnings results for the quarter and year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ DONALD J. SWISTOWICZ
Donald J. Swistowicz Executive Vice President*

Date: May 14, 2002

* Duly authorized to sign on behalf of the Registrant.

EXHIBIT INDEX

Exhibit Number	Description of Documents	Sequential Page #

3	Restated Certificate of Incorporation	24
15	Acknowledgment of Ernst & Young LLP	34
99	Independent Accountant's Review Report	35