Form 10-Q
period 2002-06-30
FIRST MIDWEST BANCORP INC
filed 2002-08-14
CIK 702325

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________________to ____________________.

Commission File Number 0-10967
____________________________________________________________________________________________

FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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

As of August 13, 2002, 47,822,399 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.
Exhibit Index is located on page 26*.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS

Page

Part I. FINANCIAL INFORMATON

Item 1. Financial Statements

Consolidated Statements of Condition	3*
Consolidated Statements of Income	4*
Consolidated Statements of Cash Flows	5*
Notes to Consolidated Financial Statements	6*

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12*

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	25*

2 PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CONDITION (Amounts in thousands)
		June 30, 2002		December 31, 2001

		(Unaudited)
Assets
Cash and due from banks			$184,792	$155,822
Federal funds sold and other short-term investments			4,610	4,334
Mortgages held for sale			9,919	15,240
Securities available for sale, at market value			1,968,647	1,771,607
Securities held to maturity, at amortized cost			95,138	89,227

Loans, net of unearned discount			3,392,481	3,372,306
Reserve for loan losses			(47,818)	(47,745)

Net loans			3,344,663	3,324,561

Premises, furniture and equipment			80,652	77,172
Accrued interest receivable			32,747	32,027
Investment in corporate owned life insurance			138,287	135,280
Goodwill			16,397	16,397
Other intangible assets			755	1,313
Other assets			34,352	44,939

Total assets			$5,910,959	$5,667,919

Liabilities
Demand deposits			$776,471	$738,175
Savings deposits			460,580	421,079
NOW accounts			710,665	662,530
Money market deposits			543,620	584,030
Time deposits			1,733,504	1,788,107

Total deposits			4,224,840	4,193,921

Borrowed funds			1,145,351	971,851
Accrued interest payable			7,780	10,231
Other liabilities			55,826	44,649

Total liabilities			5,433,797	5,220,652

Stockholders' equity
Preferred stock, no par value; 1,000 shares authorized, none issued			-	-
Common stock, $.01 par value; authorized 60,000 shares; issued 56,927 shares outstanding: June 30, 2002 - 48,165 shares; December 31, 2001 - 48,725 shares			569	569
Additional paid-in capital			71,441	74,961
Retained earnings			566,133	537,600
Accumulated other comprehensive income, net of tax			26,087	5,265
Treasury stock, at cost: June 30, 2002 - 8,762 shares December 31, 2001 - 8,202 shares			(187,068)	(171,128)
Total stockholders' equity			477,162	447,267

Total liabilities and stockholders' equity			$5,910,959	$5,667,919

See notes to consolidated financial statements.
3 FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (Amounts in thousands, except per share data) (Unaudited)
	Quarters Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001
Interest Income
Loans	$56,719	$67,850	$113,656	$137,062
Securities available for sale	26,099	29,604	51,764	61,433
Securities held to maturity	1,254	1,429	2,433	2,836
Federal funds sold and other short-term investments	169	279	331	472

Total interest income	84,241	99,162	168,184	201,803

Interest Expense
Deposits	21,241	36,234	43,857	76,351
Borrowed funds	6,704	12,563	13,784	28,199

Total interest expense	27,945	48,797	57,641	104,550

Net interest income	56,296	50,365	110,543	97,253

Provision for loan losses	3,100	4,065	8,155	7,523

Net interest income after provision for loan losses	53,196	46,300	102,388	89,730

Noninterest Income
Service charges on deposit accounts	6,219	6,089	11,975	11,581
Trust and investment management fees	2,551	2,648	5,259	5,321
Other service charges, commissions, and fees	4,458	4,628	8,751	8,895
Corporate owned life insurance income	1,739	2,019	3,437	4,287
Security gains (losses), net	24	(2)	24	702
Other income	1,391	1,887	3,078	3,409

Total noninterest income	16,382	17,269	32,524	34,195

Noninterest Expense
Salaries and wages	15,322	14,940	30,448	29,301
Retirement and other employee benefits	4,895	4,157	9,328	8,234
Occupancy expense of premises	3,598	3,819	7,113	7,933
Equipment expense	1,972	1,889	3,854	3,843
Technology and related costs	2,551	2,558	5,017	5,099
Professional services	1,663	1,480	3,389	2,837
Advertising and promotions	1,234	1,078	2,203	1,969
Other expenses	7,379	6,798	12,898	12,596

Total noninterest expense	38,614	36,719	74,250	71,812

Income before income tax expense	30,964	26,850	60,662	52,113
Income tax expense	8,030	6,559	15,657	12,498

Net income	$22,934	$20,291	$45,005	$39,615

Per Share Data
Basic earnings per share	$0.47	$0.40	$0.93	$0.78
Diluted earnings per share	$0.47	$0.40	$0.92	$0.77

Cash dividends per share	$0.17	$0.16	$0.34	$0.32

Weighted average shares outstanding	48,403	50,631	48,524	50,855
Weighted average diluted shares outstanding	48,774	50,921	48,909	51,138

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)
	Six Months Ended June 30,

	2002	2001
Operating Activities
Net income	$45,005	$39,615
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,155	7,523
Depreciation of premises, furniture, and equipment	4,336	4,496
Net amortization of premium on securities	3,179	219
Net (gains) on sales of securities	(24)	(702)
Net (gains) on sales of other real estate owned	(106)	(68)
Net losses (gains) on sales of premises, furniture, and equipment	145	(220)
Tax benefits from employee exercises of nonqualified stock options	910	359
Net (increase) in deferred income taxes	(199)	(655)
Net amortization of goodwill and other intangibles	558	1,527
Originations and purchases of mortgage loans held for sale	(103,865)	(133,218)
Proceeds from sales of mortgage loans held for sale	109,186	124,015
Net (increase) in corporate owned life insurance	(3,007)	(4,716)
Net (increase) decrease in accrued interest receivable	(720)	6,237
Net (decrease) in accrued interest payable	(2,451)	(2,585)
Net (increase) decrease in other assets	(1,563)	3,970
Net increase (decrease) in other liabilities	11,301	(4,610)

Net cash provided by operating activities	70,840	41,187
Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	270,098	352,649
Proceeds from sales	254,435	355,405
Purchases	(691,524)	(410,780)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	12,683	12,530
Purchases	(18,590)	(24,496)
Net (increase) in loans	(32,626)	(147,518)
Proceeds from sales of other real estate owned	3,523	1,029
Proceeds from sales of premises, furniture, and equipment	1,311	860
Purchases of premises, furniture, and equipment	(9,272)	(3,179)

Net cash (used) provided by investing activities	(209,962)	136,500
Financing Activities
Net increase (decrease) in deposit accounts	30,919	(89,598)
Net increase (decrease) in borrowed funds	173,500	(42,462)
Purchase of treasury stock	(25,372)	(24,343)
Proceeds from issuance of treasury stock	8	8
Cash dividends paid	(16,567)	(16,340)
Exercise of stock options	5,880	1,246

Net cash provided (used) by financing activities	168,368	(171,489)

Net increase in cash and cash equivalents	29,246	6,198
Cash and cash equivalents at beginning of period	160,156	184,493

Cash and cash equivalents at end of period	189,402	$190,691

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

Reserve for Loan Losses

The reserve for loan losses is maintained at a level believed adequate by Management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas including regulatory guidance, general economic conditions, and other pertinent factors. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the reserve, while recoveries of amounts previously charged off are credited to the reserve. A provision for loan losses is charged to operating expense based on Management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

Based on an estimation done pursuant to either Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies," or FASB Statements Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan," the reserve for loan losses consists of three elements: (i) specific reserves established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general allocated reserves based on historical loan loss experience for each loan category; and (iii) unallocated reserves based on general economic conditions as well as specific economic factors in the markets in which the Company operates.

The specific reserve allocations are based on a regular analysis of loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. A loan is considered impaired when it is probable that First Midwest will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment valuation are defined as nonaccrual and restructured loans, exclusive of smaller homogeneous loans such as home equity, installment, and 1-4 family residential loans. The fair value of the loan is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate, the market price of the loan, or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent.

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

Goodwill And Other Intangible Assets

Effective January 1, 2002, First Midwest adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("FASB No. 142"), which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17. Under FASB No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the Statement requires intangible assets with identifiable lives to be evaluated periodically and to continue to be amortized over their useful lives.

As part of the Statement's adoption provisions, FASB No. 142 requires a transitional impairment test to be applied to goodwill and other indefinite-lived assets within six months of adoption. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principal with any subsequent impairment losses reflected in operating income in the income statement. First Midwest completed the transitional impairment test required on its goodwill balances on January 1, 2002 and determined that no impairment existed as of the date of adoption. For additional disclosures regarding goodwill and other intangible assets, see Note 5 on page * of this Form 10-Q.

Accounting For Long-Lived Assets

Effective January 1, 2002, First Midwest adopted FASB Statement No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("FASB No. 144") which addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede FASB No. 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under FASB No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The adoption of FASB No. 144 had no material impact on the Company's financial position or results of operations during the quarter and six months ended June 30, 2002.

2. SECURITIES

The aggregate amortized cost, gross unrealized gains and losses, and market value of securities were as follows:
	June 30, 2002				December 31, 2001

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available for Sale

U.S. Treasury	$200	$1	$-	$201	$200	$5	$-	$205
U.S. Agency	222,476	616	(1)	223,091	70,217	208	(30)	70,395
Mortgage-backed	1,165,683	27,146	(1,219)	1,191,610	1,152,535	12,091	(2,887)	1,161,739
State and municipal	472,228	21,580	(108)	493,700	473,873	9,347	(4,046)	479,174
Other	63,238	37	(3,230)	60,045	63,167	51	(3,124)	60,094

Total	$1,923,825	$49,380	$(4,558)	$1,968,647	$1,759,992	$21,702	$(10,087)	$1,771,607

Securities Held to Maturity

U.S. Treasury	$1,608	$-	$-	$1,608	$2,006	$40	$-	$2,046
U.S. Agency	126	-	-	126	126	-	-	126
State and municipal	68,146	134	-	68,280	63,452	127	(4)	63,575
Other	25,258	-	-	25,258	23,643	-	-	23,643

Total	$95,138	$134	$-	$95,272	$89,227	$167	$(4)	$89,390

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 7 on page 10* of this Form 10-Q.

3. LOANS

Total loans, net of deferred loan fees and other discounts of $2.1 million and $2.3 million at June 30, 2002 and December 31, 2001, respectively, were as follows:
	June 30,	December 31,
	2002	2001

Commercial and industrial	$897,603	$827,281
Agricultural	87,620	87,188
Consumer	932,610	947,246
Real estate - 1 - 4 family	168,691	196,741
Real estate - commercial	982,432	998,857
Real estate - construction	323,525	314,993

Total loans, net of unearned discount	$3,392,481	$3,372,306

First Midwest concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are garnered in the same market areas. As a result, First Midwest strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. As of June 30, 2002 and December 31, 2001, there were no significant loan concentrations with any single borrower, industry or geographic segment.

4. RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

A summary of the transactions in the reserve for loan losses and details regarding impaired loans for the quarters and six months ended June 30, 2002 and 2001 are summarized below:
	Quarters Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Balance at beginning of period	$47,774	$45,421	$47,745	$45,093
Loans charged-off	(4,006)	(3,572)	(9,871)	(7,276)
Recoveries of loans previously charged-off	950	791	1,789	1,365
Net loans charged-off	(3,056)	(2,781)	(8,082)	(5,911)
Provision for loan losses	3,100	4,065	8,155	7,523
Balance at end of period	$47,818	$46,705	$47,818	$46,705

Impaired Loans:
Requiring valuation reserve (1)			$2,062	$7,731
Not requiring valuation reserve			6,955	7,554
Total impaired loans			$9,017	$15,285

Valuation reserve related to impaired loans			$1,757	$1,875
Average impaired loans			$11,723	$16,379
Interest income recognized on impaired loans			$39	$150
(1)	These impaired loans require a valuation reserve allocation because the value of the loans is less than the recorded investments in the loans.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Upon adoption of FASB No. 142, "Goodwill and Other Intangible Assets," First Midwest discontinued the amortization of goodwill, which decreased noninterest expense and increased net income for the quarter and six months ended June 30, 2002 as compared to the same 2001 periods. A reconciliation of previously reported net income and earnings per share as adjusted for the exclusion of goodwill amortization is presented below as if First Midwest had accounted for goodwill under FASB No. 142 for all periods presented:

	Quarters Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Reported net income	$22,934	$20,291	$45,005	$39,615
Add back of goodwill amortization	-	540	-	1,080
Adjusted net income	$22,934	$20,831	$45,005	$40,695

Basic earnings per share:
Reported net income	$0.47	$0.40	$0.93	$0.78
Goodwill amortization	-	0.01	-	0.02
Adjusted net income	$0.47	$0.41	$0.93	$0.80

Diluted earnings per share:
Reported net income	$0.47	$0.40	$0.92	$0.77
Goodwill amortization	-	0.01	-	0.02
Adjusted net income	$0.47	$0.41	$0.92	$0.79

First Midwest's carrying value of goodwill was $16.4 million at June 30, 2002 and December 31, 2001. Information regarding the Company's other intangible assets follows:
	June 30, 2002			December 31, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Other intangible assets:
Core deposit premiums	$5,359	$4,716	$643	$6,982	$5,856	$1,126
Other identified intangibles	423	311	112	423	236	187
Total	$5,782	$5,027	$755	$7,405	$6,092	$1,313

Amortization expense of other intangible assets, which is deductible for income tax purposes, was $383 and $239 for the quarters ended June 30, 2002 and 2001, respectively. Amortization expense of other intangible assets was $558 and $446 for the six months ended June 30, 2002 and 2001, respectively.

6. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2002 and 2001:
	Quarters Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic Earnings per Share:
Net income	$22,934	$20,291	$45,005	$39,615
Average common shares outstanding	48,403	50,631	48,524	50,855
Basic earnings per share	$0.47	$0.40	$0.93	$0.78

Diluted Earnings per Share:
Net income	$22,934	$20,291	$45,005	$39,615
Average common shares outstanding	48,403	50,631	48,524	50,855
Dilutive effect of stock options	371	290	385	283
Diluted average common shares outstanding	48,774	50,921	48,909	51,138

Diluted earnings per share	$0.47	$0.40	$0.92	$0.77

7. COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, for the quarters and six months ended June 30, 2002 and 2001 are as follows:
	Quarters Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net income	$22,934	$20,291	$45,005	$39,615
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	27,186	(6,073)	20,257	6,304
Unrealized holding gains (losses) on hedging activity	30	(153)	565	(670)
Comprehensive income	$50,150	$14,065	$65,827	$45,249

Disclosure of Reclassification Amount:
Unrealized holding gains (losses) on securities available for sale arising during the period	$27,161	$(6,073)	$20,232	$6,733
Less: Reclassification adjustment for net (losses) gains realized during the period	(25)	-	(25)	429
Net unrealized holding gains (losses) on securities available for sale	$27,186	$(6,073)	$20,257	$6,304

Provided below is the change in accumulated other comprehensive income (loss) for the six months ended June 30, 2002 and 2001:
	Six Months Ended June 30,
	2002	2001

Beginning balance	$5,265	$(7,039)
Current year change	20,822	5,634
Ending balance	$26,087	$(1,405)

Ending balance consists of
Accumulated unrealized gains on securities available for sale	$27,342	$(735)
Accumulated unrealized (losses) on hedging activities	(1,255)	(670)
Total accumulated other comprehensive income	$26,087	$(1,405)

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 2 on page 7* of this Form 10-Q.

8. SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosures to the Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 are as follows:
	Six Months Ended June 30,
	2002	2001

Income taxes paid	$10,938	$9,071
Interest paid to depositors and creditors	69,092	107,135
Noncash transfers of loans to foreclosed real estate	4,369	2,049
Dividends declared but unpaid	8,208	8,025

9. CONTINGENT LIABILITIES AND OTHER MATTERS

There are certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business at June 30, 2002. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarters and six months ended June 30, 2002 and 2001. Management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes presented elsewhere in this report as well as First Midwest's 2001 Annual Report on Form 10-K. Results of operations for the quarter and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full year of 2002. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is presented in thousands, except per share data.

Summary of Performance

Net income for the quarter ended June 30, 2002 increased to a record $22,934, or $.47 per diluted share, as compared to the 2001 second quarter of $20,291, or $.40 per diluted share, representing an increase of 17.5% on a diluted share basis. Performance for the 2002 quarter resulted in record annualized return on average assets of 1.57% as compared to 1.41% for the same quarter of 2001 and annualized return on average equity of 19.6% as compared to 17.7% for the 2001 quarter. The elimination of goodwill amortization expense resulting from the implementation of FASB No. 142 (effective January 1, 2002) added $540 (after tax) and $.01 per share to second quarter 2002 net income and diluted earnings per share, respectively.

For the first six months of 2002, net income increased to a record $45,005, or $.92 per diluted share, as compared to 2001's $39,615, or $.77 per diluted share, representing an increase of 19.5% on a diluted per share basis. Performance for the first six months of 2002 resulted in a record annualized return on average assets of 1.56% as compared to 1.39% for the same 2001 period and an annualized return on average equity of 19.5% as compared to 17.4% for the 2001 period.

Net interest margin for second quarter 2002 improved 39 basis points to 4.43% as compared to second quarter 2001 and by 11 basis points on a linked-quarter basis. Contributing to the second quarter 2002 improvement were stable interest rates, growth in lower cost core transactional deposits, and continued re-pricing of time deposits in a lower interest rate environment.

Total noninterest income for both second quarter 2002 and the first six months of 2002, declined by approximately 5% as compared to the same 2001 periods. Total noninterest expense increased by 5.2% and 3.4% for the quarter and six months ended June 30, 2002, respectively, as compared to the like 2001 periods. The efficiency ratio for the second quarter 2002 continued to improve to 49.2% as compared to 50.5% for 2001's second quarter and 49.7% for full year 2001.

The provision for loan losses for second quarter 2002 totaled $3,100, exceeding net charge-offs by $44. Net loan charge-offs for second quarter 2002 were .36% of average loans, as compared to .34% for second quarter 2001 and improved from .61% on a linked-quarter basis.

Net Interest Income, Earning Assets, and Funding Sources

Net Interest Income/Margin

The accounting policies underlying the recognition of interest income on loans, securities, and other earning assets are included in the "Notes to Consolidated Financial Statements" contained in First Midwest's 2001 Annual Report on Form
10-K.

Net interest income on a tax equivalent basis totaled $59,853 for second quarter 2002, representing an increase of $5,909, or 11.0%, over the 2001 like quarter of $53,944, with net interest margin for the 2002 quarter improving by 39 basis points to 4.43% as compared to 4.04% for the 2001 quarter. Net interest income performance for the second quarter 2002 benefited from growth in average earning assets and changes in the mix of average interest-bearing liabilities, as well as the overall interest rate environment.

During 2001, the Federal Reserve dropped the target federal funds rate 11 times for a total of 475 basis points from 6.5% at the beginning of the year to 1.75% at December 31, 2001 with 200 basis points of this decrease occurring in the latter half of 2001. The Federal Reserve has not initiated any further changes in interest rates during 2002. As such, this market dynamic positively benefited the Company's liability sensitive Consolidated Statements of Condition resulting in interest-bearing liabilities repricing more quickly in response to the changing market interest rates than interest-earning assets. As shown in the Volume/Rate Analysis on page 17*, the increase in net interest income for second quarter 2002 is attributable to the reduction in interest expense paid on interest-bearing liabilities totaling $20,852 exceeding the reduction in tax equivalent interest income earned on interest-earning assets of $14,943 for such quarter.

The decrease in interest expense of $20,852 for second quarter 2002 was predominately attributable to the decline in the average cost of interest-bearing liabilities to 2.43% for second quarter 2002 as compared to 4.27% for the 2001 like quarter. The 184 basis point drop in the average interest rates paid is the result of the lower interest rate environment previously discussed and the repricing dynamics of maturing time deposits and borrowed funds, as well as certain measures taken during this period to more favorably manage the mix of funding sources available to the Company.

The $14,943 reduction in tax equivalent interest income for the second quarter 2002 as compared to the 2001 like quarter was due primarily to the decline in the yield received on interest-earning assets. For the second quarter 2002, the yield on earning assets was 6.5%, reflecting a 119 basis point reduction from the 2001 like quarter. Competitive pricing on new and refinanced loans as well as the repricing of variable rate loans in a lower interest rate environment put downward pressure on loan yields. The average yield on loans for second quarter 2002 fell by 146 basis points to 6.72% as compared to the 2001 like quarter. Average earning assets for the second quarter of 2002 increased 1.1% to $5,404,000 as compared to second quarter 2001, largely driven by increases in the loan portfolio. The most significant components of earning assets, loans and securities, are generally less sensitive to movement in market interest rates as the underlying cash flows do not reprice as quickly.

Though the timing and magnitude of the next movement in interest rates is difficult to anticipate given the current volatility in the markets, the Company continues to expect that the longer term trend for interest rate movement is likely to be upward. As such, the Company, during the first six months of 2002, has undertaken certain steps to insulate net interest income against rising rates by reducing the liability sensitivity of the balance sheet. These steps have included strategies to lengthen the contractual maturity of liabilities (primarily time deposits and Federal Home Loan Bank ("FHLB") advances), promote the sale of variable rate loan products and transactional deposit accounts which are believed to exhibit the characteristics of longer duration funding sources and shorten the duration of the securities portfolio. The decline in duration is due to the planned reinvestment of security proceeds into shorter duration investments and the acceleration of prepayments received on mortgage-backed, fixed income securities due to the low mortgage rate environment. Although the combination of these strategies is expected to decrease net interest margin in the range of 10 to 15 basis points for both the 3rd and 4th quarters of 2002, the Company believes they will stabilize future net interest income performance in this key component of the Consolidated Statements of Income.

Notwithstanding the anticipation of rising interest rates, net interest income simulations modeled by the Company continue to assess the direction and magnitude of changes in net interest income using multiple rate scenarios. A description and analysis of First Midwest's rate sensitivity position and management policies is included in the "Notes to Consolidated Financial Statements" contained in First Midwest's 2001 Annual Report on Form 10-K.

Securities Portfolio

The following table sets forth the period end carrying values of the securities portfolios and changes therein as of the following periods:
	As of Period End
	2002	2001		June 30, 2002 % Change From

	June 30	December 31	June 30	Dec. 31, 2001	June 30, 2001

By type:
U.S. Treasury	$1,809	$2,211	$2,234	(18.2)	(19.0)
U.S. Agency	223,217	70,521	145,745	216.5	53.2
Mortgage-backed	1,191,610	1,161,739	1,154,424	2.6	3.2
State and municipal	561,846	542,626	553,869	3.5	1.4
Other	85,303	83,737	84,183	1.9	1.3

Total	$2,063,785	$1,860,834	$1,940,455	10.9	6.4

By classification:
Available for sale	$1,968,647	$1,771,607	$1,843,645	11.1	6.8
Held to maturity	95,138	89,227	96,810	6.6	(1.7)

Total	$2,063,785	$1,860,834	$1,940,455	10.9	6.4

For the quarter ended June 30, 2002, the total carrying value of the securities portfolio totaled $2,063,785 increasing 6.4% from the second quarter 2001 and up 10.9% from fourth quarter 2001. The relative mix of the securities portfolio did not change significantly between June 30, 2001 and 2002. The increase in balances in U.S. Agency securities between year-end 2001 and June 30, 2002 is predominately due to the purchase of $100 million U.S. Agency floating rate securities and $100 million mortgage-backed securities both funded with wholesale funds and offset by cash flows from mortgage-backed investments into shorter maturities. These purchases were initiated to take advantage of the historic steepness in the intermediate portion of the yield curve during the first quarter 2002 and are expected to result in a positive spread of approximately 120 basis points on these purchases for the next two years.

The duration (or the weighted average time to receive securities cash flows) of the $2,063,785 securities portfolio has been reduced from approximately 3.7 years as of both June 30, 2001 and December 31, 2001 to 2.7 years as of June 30, 2002. The decline in duration was predominantly due to the planned reinvestment of security proceeds into shorter duration investments as well as the acceleration of prepayments on mortgage-backed fixed income securities due to low mortgage rate environments.

Loan Growth

The following tables summarize growth in loans based upon both average and period end balances:
	Average Balances
	2002	2001	June 30, 2002 % Change From

	June 30	June 30	June 30, 2001

Commercial and industrial	$876,672	$846,086	3.6
Agricultural	83,166	69,209	20.2
Consumer	933,800	939,740	(0.6)
Real estate - 1 - 4 family	174,214	233,870	(25.5)
Real estate - commercial	993,471	954,104	4.1
Real estate - construction	320,548	282,281	13.6

Total net loans	$3,381,871	$3,325,290	1.7

Total net loans excluding
real estate - 1-4 family	$3,207,657	$3,091,420	3.8

	As of Period End
	2002	2001		June 30, 2002 % Change From

	June 30	December 31	June 30	Dec. 31, 2001	June 30, 2001

Commercial and industrial	$897,603	$827,281	$859,987	8.5	4.4
Agricultural	87,620	87,188	73,713	0.4	18.9
Consumer	932,610	947,246	948,406	(1.5)	(1.7)
Real estate - 1 - 4 family	168,691	196,741	226,809	(14.2)	(25.6)
Real estate - commercial	982,432	998,857	967,457	(1.6)	1.5
Real estate - construction	323,525	314,993	296,382	(2.7)	9.2

Total net loans	$3,392,481	$3,372,306	$3,372,754	0.6	0.6

Total net loans excluding
real estate - 1-4 family	$3,223,790	$3,175,565	$3,145,945	1.5	2.5

Total average loans for second quarter 2002 increased 1.7% over second quarter 2001 averages with all loan categories except 1-4 family real estate and indirect consumer experiencing growth. Excluding 1-4 family real estate, average loans for second quarter grew 3.8% from the 2001 quarter. On a period end basis, total loans were stable with increases in the commercial and agricultural portfolios offset by decreases in loans secured by real estate and consumer loans. In furtherance of its asset liability management strategies for 2002, First Midwest initiated a planned reduction in its real estate 1-4 family loan portfolio, retaining originated floating rate and other certain qualifying mortgages while selling all other originations. While maintaining a strong focus on credit quality, loan growth continues to improve.

Core Funding Sources

The following table provides a comparison of average core funding sources for the quarters ended June 30, 2002 and 2001 based upon average balances. Average, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.
	Average Balances
	2002	2001	June 30, 2002 % Change From

	June 30	June 30	June 30, 2001

Demand deposits	$734,261	$682,311	7.6
Savings deposits	457,947	459,758	(0.4)
NOW accounts	707,566	478,449	47.9
Money market deposits	556,484	550,181	1.1
Time deposits	1,779,640	2,006,332	(11.3)

Total deposits	4,235,898	4,177,031	1.4

Securities sold under
agreements to repurchase	590,379	627,079	(5.9)
Federal funds purchased	171,598	197,312	(13.0)
Federal Home Loan Bank advances	332,143	250,000	32.9

Total borrowed funds	1,094,120	1,074,391	1.8

Total funding sources	$5,330,018	$5,251,422	1.5

Total average deposits for second quarter 2002 increased $58,867, or 1.4%, from the second quarter of 2001. During the second half of 2001 and the first half of 2002, local competition offered rates for retail time deposits at significant premiums above normal market rates of interest for like maturity terms. Given this competitive dynamic and the low interest rate environment in which retail time deposits were maturing, pricing and sales strategies targeted growth in transactional deposit accounts and customer reinvestment of maturing time deposit balances in longer-term maturities. Thus, average balances maintained in lower cost demand, savings and NOW transactional accounts grew 17.2% from the 2001 second quarter led by the fourth quarter 2001 introduction of a "high yield checking" NOW account. Conversely, time deposits declined by 11.3% as retail time deposit customers sought to invest maturing balances in a low and uncertain interest rate environment.

Total average borrowed funds for second quarter 2002 increased by $19,729, or 1.8%, over the like 2001 quarter with the need for funding as provided through the federal funds market and securities sold under agreements to repurchase being lessened by the growth in deposits.

Volume/Rate Analysis

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended June 30, 2002 and 2001. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis.

Quarters Ended June 30, 2002 and 2001

	Average Balances				Average Interest Rates Earned/Paid					Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

								Basis
			Increase					Points				Increase
	2002	2001	(Decrease)		2002		2001	Inc/(Dec)		2002	2001	(Decrease)	Volume	Rate	Total

Fed funds sold and other short-term investments	$8,460	$9,853	$(1,393)	2.36%		4.43%		(2.07%)		$50	$109	$(59)	$(13)	$(46)	$(59)
Mortgages held for sale	7,186	10,241	(3,055)		6.62%		6.64%	(0.02%)		119	170	(51)	(51)	-	(51)
Securities available for sale	1,905,887	1,902,161	3,726		6.12%		6.86%	((0.74%)%		29,142	32,631	(3,489)	64	(3,553)	(3,489)
Securities held to maturity	100,495	96,529	3,966		6.67%	6	7.73%	(1.06%)		1,675	1,865	(190)	82	(272)	(190)
Loans net of unearned discount	3,381,871	3,325,290	56,581		6.72%		8.18%	(1.46%)		56,812	67,966	(11,154)	1,178	(12,332)	(11,154)

Total interest-earning assets	$5,403,899	$5,344,074	$59,825		6.50%		7.69%	(1.19%)		$87,798	$102,741	$(14,943)	$1,260	$(16,203)	$(14,943)

Savings deposits	$457,947	$459,758	$(1,811)		1.00%		1.84%	(0.84%)		$1,140	$2,112	$(972)	$(8)	$(964)	$(972)
NOW accounts	707,566	478,449	229,117	2	1.40%	1	1.66%	(0.26%)		2,483	1,983	500	735	(235)	500
Money market deposits	556,484	550,181	6,303		2.01%	2	3.31%	(1.30%)		2,790	4,559	(1,769)	53	(1,822)	(1,769)
Time deposits	1,779,640	2,006,332	(226,692)	3	3.33%		5.50%	(2.17%)		14,828	27,580	(12,752)	(2,842)	(9,910)	(12,752)
Borrowed funds	1,094,120	1,074,391	19,729		2.45%		4.68%	(2.23%)		6,704	12,563	(5,859)	235	(6,094)	(5,859)

Total interest-bearing liabilities	$4,595,757	$4,569,111	$26,646		2.43%		4.27%	(1.84%)		$27,945	$48,797	$(20,852)	$(1,827)	$(19,025)	$(20,852)

Net interest margin / income					4.43%		4.04%	0.39%	%	$59,853	$53,944	$5,909	$3,087	$2,822	$5,909

	2002		2001
Net Interest Margin Trend By Quarter	2nd	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	6.50%	6.55%	6.91%	7.44%	7.69%	7.94%
Rates paid on interest-bearing liabilities	2.43%	2.62%	3.04%	3.71%	4.27%	4.86%
Net interest margin	4.43%	4.32%	4.33%	4.27%	4.04%	3.77%

Volume/Rate Analysis

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the six months ended June 30, 2002 and 2001. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis.

Six Months Ended June 30, 2002 and 2001

	Average Balances				Average Interest Rates Earned/Paid					Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

								Basis
			Increase					Points				Increase
	2002	2001	(Decrease)		2002		2001	Inc/(Dec)		2002	2001	(Decrease)	Volume	Rate	Total

Fed funds sold and other short-term investments	$6,572	$7,920	$(1,348)		2.19%		5.18%	(2.99%)		$72	$205	$(133)	$(30)	$$ (103)	$(133)
Mortgages held for sale	7,426	7,925	(499)		6.98%		6.74%	0.24%		259	267	(8)	(17)	9	(8)
Securities available for sale	1,891,969	1,951,279	(59,310)		6.11%		6.92%	(0.81%)%		57,837	67,539	(9,702)	(2,003)	(7,699)	(9,702)
Securities held to maturity	96,493	90,744	5,749		6.71%	6	8.07%	(1.36%)		3,238	3,661	(423)	256	(679)	(423)
Loans net of unearned discount	3,371,183	3,291,832	79,351		6.75%		8.34%	(1.59%)		113,848	137,338	(23,490)	3,402	(26,892)	(23,490)

Total interest-earning assets	$5,373,643	$5,349,700	$23,943		6.52%		7.81%	(1.29%)		$175,254	$209,010	$(33,756)	$1,608	$(35,364)	$(33,756)

Savings deposits	$445,769	$455,254	$(9,485)		0.99%	(%)	1.89%	(0.90%)		$2,207	$4,297	$(2,090)	$(88)	$(2,002)	$(2,090)
NOW accounts	696,636	458,688	237,948	2	1.61%	1	1.78%	(0.17%)		5,612	4,092	1,520	1,870	(350)	1,520
Money market deposits	563,312	540,956	22,356		1.99%		3.69%	(1.70%)		5,610	9,968	(4,358)	431	(4,789)	(4,358)
Time deposits	1,758,235	2,030,041	(271,806)	3	3.46%		5.71%	(2.25%)		30,428	57,994	(27,566)	(6,989)	(20,577)	(27,566)
Borrowed funds	1,104,160	1,092,543	11,617		2.50%		5.16%	(2.66%)		13,784	28,199	(14,415)	303	(14,718)	(14,415)

Total interest-bearing liabilities	$4,568,112	$4,577,482	$(9,370)		2.52%		4.57%	(2.05%)		$57,641	$104,550	$(46,909)	$(4,473)	$(42,436)	$(46,909)

Net interest margin / income					4.38%		3.91%	0.47%	%	$117,613	$104,460	$13,153	$6,081	$7,072	$13,153

Noninterest Income

Noninterest income decreased by $887, or 5.1%, to $16,382 for the quarter ended June 30, 2002, as compared to $17,269 for the same 2001 period. For the six months ended June 30, 2002, noninterest income decreased by $1,671, or 4.9%, to $32,524 as compared to $34,195 for the same 2001 period. For second quarter 2002, continued improvement in service charges on deposit accounts was offset by declining trust fees, corporate owned life insurance, and other service charges, which are sensitive to market conditions. The factors resulting in the year-to-year changes are discussed below.

Service charges on deposit accounts increased 2.1% to $6,219 in the second quarter of 2002 as compared to $6,089 for the same 2001 period. The $130 increase is primarily attributable to higher service charges on business checking accounts and returned check (NSF) revenue.

Trust and investment management fees for second quarter 2002 decreased $97, or 3.7%, to $2,551 as compared to $2,648 for second quarter 2001. These fees, which are in part influenced by the market value of assets under management and impacted by general market conditions thereon, continue to be adversely affected by the present uncertainty existent in the equity and credit markets.

Other service charges, commissions and fees decreased by $170 to $4,458 for the quarter ended June 30, 2002 from the 2001 like quarter of $4,628 with $128 of the decrease in commissions received on mortgage loan originations and $122 in lower fees attributable to official checks further contributing to the decline. The current quarter decrease was offset in part by $132 in greater debit card fee income over the prior year-ago like quarter.

First Midwest's investment in corporate owned life insurance generated $1,739 in income for the second quarter 2002 decreasing approximately 13.9% as compared to the 2001 like quarter while remaining relatively stable on a linked-quarter basis. The decrease in the current 2002 quarter was related to the renegotiation in first quarter 2001 of certain of the underlying insurance contracts through the establishment of a stable value insurance contract enhancement as well as a shortening in the duration of the underlying assets undertaken to provide stability to this income stream. This redeployment into shorter duration assets combined with the accelerated decrease in market interest rates that began during the third and fourth quarters of 2001 resulted in the lower level of income being credited on the life insurance assets in second quarter 2002.

Other income for second quarter 2002 declined by 26.3% as compared to second quarter 2001 due to a one-time gain realized in 2001 from the sale of excess property.

Noninterest Expense

Noninterest expense totaled $38,614 for the quarter ended June 30, 2002 as compared to the same period in 2001 of $36,719 for an increase of $1,895, or 5.2%. For the six months ended June 30, 2002, noninterest expense increased $2,438, or 3.4%, as compared to the same period in 2001. Factoring out 2001 goodwill amortization expense pursuant to the adoption of FASB No. 142, total noninterest expense for the quarter and six months ended June 30, 2002 was 6.7% and 5.0% higher than the comparative year-ago like periods, respectively. A comparison of the major categories of noninterest expense is discussed below.

Salaries and wages increased by $382, or 2.6%, to $15,322 for the quarter ended June 30, 2002 as compared to prior year levels of $14,940 largely due to general merit raises effective January 1, 2002 and incentive payments. Retirement and other employee benefits increased by $738, or 17.8%, to $4,895 in the second quarter of 2002 compared to the like 2001 period of $4,157. Higher employee healthcare insurance, pension expense, and increases in payroll taxes in connection with the salary and wage change principally accounted for the increase in the current period.

For the quarter ended June 30, 2002, occupancy expenses decreased $221, or 5.8%, as compared to the 2001 period of $3,819. The decrease in occupancy expense is primarily attributable to lower utility costs resulting from favorable weather conditions in 2002 as compared to the prior year and a reduction in depreciation on leasehold improvements associated with the closing of four supermarket branches since June 2001. Additionally, incident with the June 2001 trust company merger into the Company's primary banking subsidiary, the 2001 period included $200 in one-time costs associated with the sale of a building housing trust operations.

The $83, or 4.4%, increase in equipment expense for the second quarter 2002 to $1,972 as compared to the like 2001 period of $1,889 is due to higher depreciation costs on new assets placed in service and greater small non-capitalized equipment expenditures. Technology and related costs continue to be stable with costs decreasing $7, or .3%, for the second quarter 2002 as compared to the like 2001 period.

Professional services increased by $183, or 12.4%, to $1,663 for the quarter ended June 30, 2002 as compared to the prior year quarter of $1,480. The increase was predominately due to consulting services relative to client relationship analysis designed to enhance target marketing and sales profitability and was offset in part by a $117 cost savings in regulatory exam fees in connection with the Company's primary banking subsidiary's conversion from a national to a state chartered bank on June 29, 2001.

Advertising and promotions increased $156, or 14.5%, for the quarter ended June 30, 2002 as compared to the same period in 2001. In addition to a return to more normalized expense levels, as the prior year experienced a shift in marketing strategy and the scaling back of certain advertising programs, the current quarter increase also included costs associated with participation in community development projects.

Other expenses increased by $581, or 8.5%, to $7,379 as compared to the year-ago like period of $6,798 with $485 of nonrecurring expenses related to foreclosed asset remediation principally attributing to the increase in addition to the timing of various sundry expenses.

As a result of top line revenue growth from net interest income, the efficiency ratio for second quarter 2002 was 49.2% as compared to 50.5% for second quarter 2001 and 49.7% for full year 2001.

Income Tax Expense

First Midwest's accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in the "Notes to Consolidated Financial Statements" contained in its 2001 Annual Report on Form 10-K.

Income tax expense totaled $8,030 for the quarter ended June 30, 2002, increasing from $6,559 for second quarter 2001 and reflects effective income tax rates of 25.9% and 24.4%, respectively. The increase in effective tax rate is primarily attributable to a decrease in corporate owned life insurance income in 2002.

Credit Quality and the Reserve for Loan Losses

The following table summarizes certain credit quality data for the last five calendar quarters:
	2002		2001
	June 30	March 31	December 31	September 30	June 30

Nonaccrual loans	$11,879	$15,277	$16,847	$21,425	$20,518
Foreclosed real estate	4,582	4,289	3,630	3,651	2,425

Total nonperforming assets	$16,461	$19,566	$20,477	$25,076	$22,943

Loans 90 days past due and still accruing interest	$3,564	$4,739	$5,783	$6,117	$5,187

Nonperforming loans to total loans	0.35%	0.45%	0.50%	0.62%	0.61%
Nonperforming assets to total loans plus foreclosed real estate	0.48%	0.58%	0.61%	0.73%	0.68%

Reserve for loan losses to loans	1.41%	1.42%	1.42%	1.38%	1.38%
Reserve for loan losses to nonperforming loans	403%	313%	283%	223%	228%
Provision for loan losses	$3,100	$5,055	$6,313	$5,248	$4,065
Net loans charged-off	$3,056	$5,026	$6,313	$4,208	$2,781
Net loans charged-off to average loans	0.36%	0.61%	0.73%	0.49%	0.34%

Nonaccrual loans, totaling $11,879 at June 30, 2002 are comprised of commercial, industrial and agricultural loans (53%), real estate loans (33%) and consumer loans (14%). Foreclosed real estate, totaling $4,582 at June 30, 2002 primarily represents real estate commercial loans. First Midwest's disclosure with respect to impaired loans is contained in Note 4 on page * of this Form 10-Q.

As the Company continues to focus on tighter credit quality and underwriting standards, nonperforming assets (nonperforming loans plus foreclosed assets) declined for the third consecutive quarter. Nonperforming loans continued to improve in second quarter 2002, dropping 22.2% on a linked-quarter basis and 42.1% as compared to the prior year like quarter. As a consequence, nonperforming loans declined at June 30, 2002 to .35% of loans from .50% at year-end 2001 and .61% at the end of second quarter 2001. Reflecting further credit quality improvement, loans 90 days or more past due and still accruing interest decreased by $1,175 on a linked-quarter basis.

Transactions in the reserve for loan losses during the quarters and six months ended June 30, 2002 and 2001 are summarized in the following table:
	Quarters Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Balance at beginning of period	$47,774	$45,421	$47,745	$45,093
Loans charged-off	(4,006)	(3,572)	(9,871)	(7,276)
Recoveries of loans previously charged-off	950	791	1,789	1,365
Net loans charged-off	(3,056)	(2,781)	(8,082)	(5,911)
Provision for loan losses	3,100	4,065	8,155	7,523
Balance at end of period	$47,818	$46,705	$47,818	$46,705

Loan charge-offs, net of recoveries, for second quarter 2002 were .36% of average loans as compared to .34% for second quarter 2001 and improved from .61% on a linked-quarter basis. Provisions for loan losses fully covered net charge-offs for second quarter 2002, resulting in the ratio of the reserve for loan losses to total loans at quarter-end being maintained at 1.41% as compared to 1.38% as of June 30, 2001. Reflective of the significant improvement in credit quality, the reserve for loan losses at June 30, 2002 represented 403% of nonperforming loans as compared to 228% at the end of 2001's second quarter and 283% at year-end 2001.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are included in Note 1 on page 6* of this Form 10-Q.

The provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-offs, delinquencies, collateral values, Management's assessment of current and prospective economic conditions, and the level of the reserve for loan losses. First Midwest maintains a reserve for loan losses to absorb losses inherent in the loan portfolio. The appropriate level of the reserve for loan losses is determined by systematically performing a review of the loan portfolio quality as required by First Midwest's credit administration policy. The reserve for loan losses consists of three elements; (i) specific reserves established for any impaired commercial, real estate commercial, and real estate construction loan for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience; and, (iii) reserves based on general economic conditions as well as specific economic factors in the markets in which First Midwest operates.

Loans within the portfolio that are selected for review to determine whether specific reserves are required include both loans over a specified dollar limit as well as loans where the internal credit rating is below a predetermined classification. Loans subject to this review process generally include commercial and agricultural loans, real estate commercial, and real estate construction loans. Specific reserves for these loans are determined in accordance with the accounting policies referred to above. Consumer and other retail loan reserve allocations are based upon the evaluation of pools or groups of such loans. The portion of the reserve based on historical loan loss experience is determined statistically using a loss migration analysis that examines loss experience and the related internal rating of loans charged off. The loss migration analysis is performed quarterly and loss factors are periodically updated based on actual experience. The portion of the reserve based on general economic conditions and other factors is considered the unallocated portion of the reserve. This portion is determined based upon general economic conditions and involves a higher degree of subjectivity in its determination. This segment of the reserve considers risk factors that may not have manifested themselves in First Midwest's historical loss experience, which is used to determine the allocated component of the reserve.

The distribution of the loan portfolio is presented in Note 3 located on page 8* of this Form 10-Q. The loan portfolio consists predominantly of loans originated by First Midwest from its primary markets and generally represents credit extension to multi-relationship customers.

Capital

Capital Measurements

The table below compares First Midwest's capital structure to the minimum capital ratios required by its primary regulator, the Federal Reserve Board ("FRB"). Both First Midwest and its bank subsidiary First Midwest Bank ("FMB") are subject to the minimum capital ratios defined by banking regulators pursuant to the FDIC Improvement Act ("FDICIA") and have consistently maintained capital measurements in excess of the levels required by their bank regulatory authority to be considered "well-capitalized," which is the highest capital category established under the FDICIA.
	Actual		Capital Required
	First Midwest	FMB	Minimum Required FRB	Minimum Well- Capitalized FDICIA

As of June 30, 2002:
Tier I capital to risk-based assets	9.99%	9.42%	4.00%	6.00%
Total capital to risk-based assets	11.10%	10.53%	8.00%	10.00%
Leverage ratio	7.44%	7.04%	3.00%	5.00%

As of December 31, 2001:
Tier I capital to risk-based assets	9.96%	9.68%	4.00%	6.00%
Total capital to risk-based assets	11.08%	10.81%	8.00%	10.00%
Leverage ratio	7.43%	7.25%	3.00%	5.00%

Dividends

As a result of improved performance from operations as well as First Midwest's perceived future prospects, the Board of Directors has increased the quarterly dividend ten times over the past nine years. The following table summarizes the dividend increases declared during the years 1994 through 2001:

Date	Quarterly Rate Per Share	% Increase

November 2001	$0.170	6%
November 2000	0.160	11%
November 1999	0.144	13%
November 1998	0.128	7%
November 1997	0.120	13%
November 1996	0.106	18%
February 1996	0.090	13%
February 1995	0.080	15%
February 1994	0.070	13%

The dividend payout ratio, which represents the percentage of earnings per share declared to shareholders, is 36.6%, based upon the Company's 2002 annualized dividend of $.68 and earnings guidance of $1.86 for the current year. Additionally, the 2002 annualized dividend of $.68 represents a dividend yield of 2.5% as of July 25, 2002.

Capital Management

First Midwest has continued to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to shareholders in the form of dividends and through common stock repurchases, with the latter resulting in an increase in the percentage ownership of the Company by existing shareholders.

In August 2001, First Midwest's Board of Directors authorized the repurchase of up to 3.125 million of its common shares, or 6.25% of shares outstanding. The 2001 plan is the eighth such program since the Company's formation in 1983 and authorizes repurchases in both open market and privately negotiated transactions and has no execution time limit.

The following table summarizes the shares repurchased by First Midwest for the prior three calendar years and for the current year-to-date period:

	Six Months Ended	Years Ended December 31,
	June 30, 2002	2001	2000	1999

Shares purchased	885	2,604	607	3,336
Cost	$25,372	$64,582	$12,195	$70,043

As of June 30, 2002, First Midwest had 1,070 shares remaining to be repurchased under its current share repurchase authorization.

Other Matters

On May 22, 2002 the Board of Directors of First Midwest approved the termination of the Right of First Refusal Agreements (the "Agreements") which First Midwest had entered into on June 22, 1994 with certain of its shareholders, namely: Andrew B. Barber and Joann M. Barber, his spouse; Robert E. Joyce; Clarence D. Oberwortmann and Shirley E. Oberwortmann, his spouse; John M. O'Meara and Cheryl A. O'Meara, his spouse; Robert P. O'Meara and Mary Kay O'Meara, his spouse; and Frank J. Turk, Sr. The Agreements provided that upon the death of a shareholder, if the shareholder's representative desired to sell any of the shareholder's shares of First Midwest's Common Stock, the representative must first offer such shares to First Midwest at a price equal to the fair market value of such shares as determined by reference to transactions reported for First Midwest's Common Stock on the Nasdaq Stock Market for a predetermined period prior to the election being made. Of such shareholders, Joann M. Barber, Shirley E. Oberwortmann, John M. O'Meara, Cheryl A. O'Meara, Robert P. O'Meara and Mary Kay O'Meara survive and each has agreed to terminate their Agreement.

The following table presents shares purchased by First Midwest pursuant to the Agreements:

Year of Purchase	Number of Shares Purchased	Average Price Paid

1996	128,363	$11.68
1999	412,454	21.03
2000	26,250	19.18

Totals	567,067	$18.83

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits - See Exhibit Index appearing on page 26*.
(b) Forms 8-K and 8-K/A -

* On June 5, 2002, First Midwest filed a report on Form 8-K to make available the slide presentation presented at the McDonald Investments 2002 Bank Conference.

* On May 29, 2002, First Midwest filed a report on Form 8-K announcing its participation in the McDonald Investments 2002 Bank Conference.

* On May 22, 2002, First Midwest filed a report on Form 8-K to announce the declaration of its 2nd quarter 2002 dividend.

* On April 24, 2002, First Midwest filed a report on Form 8-K to announce the approval of all matters put forth to its shareholders at its Annual Meeting on April 24, 2002.

* On April 17, 2002, First Midwest filed a report on Form 8-K announcing its earnings results for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ MICHAEL L. SCUDDER
Michael L. Scudder Executive Vice President*

Date: August 13, 2002

* Duly authorized to sign on behalf of the Registrant.

EXHIBIT INDEX

Exhibit Number	Description of Documents	Sequential Page #

10.1	Retirement and Consulting Agreement executed between the Company and former executive office of the Company.	29
10.2	Continuing Participant Agreement to the 1989 Omnibus Stock and Incentive Plan executed between the Company and former executive officer of the Company.	33
15	Acknowledgment of Ernst & Young LLP.	37
99	Independent Accountant's Review Report.	38