Form 10-Q
period 2002-09-30
FIRST MIDWEST BANCORP INC
filed 2002-11-13
CIK 702325

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________________to ____________________.

Commission File Number 0-10967
____________________________________________________________________________________________

FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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

As of November 12, 2002, 44,446,331 shares of the Registrant's $.01 par value common stock were outstanding, excluding treasury shares.
Exhibit Index is located on page 30*.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS

Page

Part I.	FINANCIAL INFORMATON

Item 1.	Financial Statements

Consolidated Statements of Condition		3*
Consolidated Statements of Income		4*
Consolidated Statements of Cash Flows		5*
Notes to Consolidated Financial Statements		6*

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12*

Item 4.	Controls and Procedures	25*

Part II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	25*

2 PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CONDITION (Amounts in thousands)
	September 30, 2002	December 31, 2001

	(Unaudited)
Assets
Cash and due from banks	$179,391	$155,822
Federal funds sold and other short-term investments	5,036	4,334
Mortgages held for sale	15,670	15,240
Securities available for sale, at market value	2,123,412	1,771,607
Securities held to maturity, at amortized cost	94,533	89,227

Loans, net of unearned discount	3,398,393	3,372,306
Reserve for loan losses	(47,919)	(47,745)

Net loans	3,350,474	3,324,561

Premises, furniture and equipment	80,636	77,172
Accrued interest receivable	34,680	32,027
Investment in corporate owned life insurance	139,902	135,280
Goodwill	16,397	16,397
Other intangible assets	373	1,313
Other assets	33,026	44,939

Total assets	$6,073,530	$5,667,919

Liabilities
Demand deposits	$803,499	$738,175
Savings deposits	456,221	421,079
NOW accounts	759,386	662,530
Money market deposits	531,041	584,030
Time deposits	1,709,615	1,788,107

Total deposits	4,259,762	4,193,921

Borrowed funds	1,238,846	971,851
Accrued interest payable	8,301	10,231
Other liabilities	69,285	44,649

Total liabilities	5,576,194	5,220,652

Stockholders' equity
Preferred stock, no par value; 1,000 shares authorized, none issued	--	--
Common stock, $.01 par value; authorized 100,000 shares; issued 56,927 shares; outstanding: September 30, 2002 - 47,616 shares December 31, 2001 - 48,725 shares	569	569
Additional paid-in capital	71,124	74,961
Retained earnings	580,707	537,600
Accumulated other comprehensive income, net of tax	46,887	5,265
Treasury stock, at cost: September 30, 2002 - 9,311 shares December 31, 2001 - 8,202 shares	(201,951)	(171,128)
Total stockholders' equity	497,336	447,267

Total liabilities and stockholders' equity	$6,073,530	$5,667,919

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (Amounts in thousands, except per share data) (Unaudited)
	Quarters Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001
Interest Income
Loans	$56,209	$66,722	$169,865	$203,784
Securities available for sale	25,496	26,971	77,260	88,404
Securities held to maturity	1,334	1,381	3,767	4,217
Federal funds sold and other short-term investments	220	277	551	749

Total interest income	83,259	95,351	251,443	297,154

Interest Expense
Deposits	20,074	31,762	63,931	108,113
Borrowed funds	7,727	10,310	21,511	38,509

Total interest expense	27,801	42,072	85,442	146,622

Net interest income	55,458	53,279	166,001	150,532

Provision for loan losses	3,020	5,248	11,175	12,771

Net interest income after provision for loan losses	52,438	48,031	154,826	137,761

Noninterest Income
Service charges on deposit accounts	6,439	6,062	18,414	17,643
Trust and investment management fees	2,543	2,589	7,802	7,910
Other service charges, commissions, and fees	4,501	4,924	13,252	13,819
Corporate owned life insurance income	1,831	1,935	5,268	6,222
Security gains, net	9	55	33	757
Other income	1,566	1,673	4,644	5,082

Total noninterest income	16,889	17,238	49,413	51,433

Noninterest Expense
Salaries and wages	16,334	15,408	46,782	44,709
Retirement and other employee benefits	4,683	4,111	14,011	12,345
Occupancy expense of premises	3,682	3,459	10,795	11,392
Equipment expense	1,956	1,872	5,810	5,715
Technology and related costs	2,448	2,594	7,465	7,693
Professional services	1,615	1,637	5,004	4,474
Advertising and promotions	1,157	628	3,360	2,597
Other expenses	6,231	7,175	19,129	19,771

Total noninterest expense	38,106	36,884	112,356	108,696

Income before income tax expense	31,221	28,385	91,883	80,498
Income tax expense	8,542	7,136	24,199	19,634

Net income	$22,679	$21,249	$67,684	$60,864

Per Share Data
Basic earnings per share	$0.47	$0.43	$1.40	$1.21
Diluted earnings per share	$0.47	$0.42	$1.39	$1.20

Cash dividends per share	$0.17	$0.16	$0.51	$0.48

Weighted average shares outstanding	47,839	49,727	48,293	50,475
Weighted average diluted shares outstanding	48,146	50,119	48,652	50,794

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)
	Nine Months Ended September 30,

	2002	2001
Operating Activities
Net income	$67,684	$60,864
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,175	12,771
Depreciation of premises, furniture, and equipment	6,546	6,620
Net amortization of premium on securities	5,661	712
Net (gains) on sales of securities	(33)	(757)
Net (gains) on sales of other real estate owned	(159)	(98)
Net losses (gains) on sales of premises, furniture, and equipment	144	(220)
Tax benefits from employee exercises of nonqualified stock options	942	620
Net decrease (increase) in deferred income taxes	110	(1,045)
Net amortization of goodwill and other intangibles	940	2,245
Originations and purchases of mortgage loans held for sale	(152,003)	(191,912)
Proceeds from sales of mortgage loans held for sale	151,573	186,384
Net (increase) in corporate owned life insurance	(4,622)	(6,552)
Net (increase) decrease in accrued interest receivable	(2,653)	4,268
Net (decrease) in accrued interest payable	(1,930)	(8,716)
Net (increase) in other assets	(14,945)	(9,012)
Net increase in other liabilities	24,791	13,079

Net cash provided by operating activities	93,221	69,251
Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	384,209	512,724
Proceeds from sales	267,873	505,001
Purchases	(942,751)	(675,939)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	27,261	25,651
Purchases	(32,566)	(27,820)
Net (increase) in loans	(42,014)	(229,409)
Proceeds from sales of other real estate owned	5,743	2,022
Proceeds from sales of premises, furniture, and equipment	1,314	2,415
Purchases of premises, furniture, and equipment	(11,468)	(4,633)

Net cash (used) provided by investing activities	(342,399)	110,012
Financing Activities
Net increase (decrease) in deposit accounts	65,841	(72,711)
Net increase (decrease) in borrowed funds	266,995	(28,859)
Purchase of treasury stock	(40,659)	(52,072)
Proceeds from issuance of treasury stock	8	9
Cash dividends paid	(24,773)	(24,385)
Exercise of stock options	6,037	2,144

Net cash provided (used) by financing activities	273,449	(175,874)

Net increase in cash and cash equivalents	24,271	3,389
Cash and cash equivalents at beginning of period	160,156	184,493

Cash and cash equivalents at end of period	$184,427	$187,882

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

Reserve for Loan Losses

The reserve for loan losses is maintained at a level believed adequate by Management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, and current economic events in specific industries and geographical areas including regulatory guidance, general economic conditions, and other pertinent factors. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the reserve while recoveries of amounts previously charged off are credited to the reserve. A provision for loan losses is charged to operating expense based on Management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

Based on an estimation done pursuant to the requirements of Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies," and FASB Statements Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan," the reserve for loan losses consists of three components: (i) specific reserves established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general allocated reserves based on historical loan loss experience for each loan category; and (iii) unallocated reserves based on general economic conditions as well as specific economic factors in the markets in which the Company operates.

The specific reserves component of the reserve for loan losses is based on a regular analysis of loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. A loan is considered impaired when it is probable that First Midwest will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment valuation are defined as nonaccrual and restructured loans, exclusive of smaller homogeneous loans such as home equity, installment, and 1-4 family residential loans. The fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale.

The general allocated component of the reserve for loan losses is determined statistically using a loss migration analysis that examines historical loan loss experience and the related internal gradings of loans charged-off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The general allocated element of the reserve for loan losses also includes consideration of the amounts necessary for concentrations and changes in portfolio mix and volume.

The unallocated component of the reserve for loan losses reflects Management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information (including unfavorable information about a borrower's financial condition), the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated component includes a portion that explicitly accounts for the inherent imprecision in loan loss migration models. The uncertainty following the events of September 11, 2001 and the current recessionary environment also impact the allocation model's estimate of loss. The historical losses used in the migration analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized.

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

As part of the Statement's adoption provisions, FASB No. 142 requires a transitional impairment test to be applied to goodwill and other indefinite-lived assets as of or within six months of the date of adoption. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principal with any subsequent impairment losses reflected in operating income in the income statement. First Midwest completed the transitional impairment test required on its goodwill balances as of its January 1, 2002 adoption date and determined that no impairment existed as of such date. For additional disclosures regarding goodwill and other intangible assets, see Note 5 on page 10* of this Form 10-Q.

Accounting For Long-Lived Assets

Effective January 1, 2002, First Midwest adopted FASB Statement No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("FASB No. 144") which addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede FASB No. 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under FASB No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The adoption of FASB No. 144 had no material impact on the Company's financial position as of September 30, 2002 or results of operations for the quarter and nine months ended September 30, 2002.

Accounting for Costs Associated with Exit or Disposal Activities

Effective June 2002, First Midwest adopted FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("FASB No. 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities. FASB No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FASB No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that FASB No. 146 will have a material impact on the Company's financial position or results of operations.

Acquisitions of Certain Financial Institutions

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions," ("FASB No. 147") which brings all business combinations involving financial institutions, except mutuals, into the scope of FASB No. 141, "Business Combinations." FASB No. 147 requires that all acquisitions of financial institutions that meet the definition of a business must be accounted for in accordance with FASB No. 141 and the related intangibles accounted for in accordance with FASB No. 142, "Goodwill and Other Intangible Assets." The new statement removes such acquisitions from the scope of FASB No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." In addition, FASB No. 147 amends FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. FASB No. 147's transition provisions require affected institutions to reclassify their FASB No. 72 goodwill as FASB No. 142 goodwill as of the date the company initially applied FASB No. 142 in its entirety. The effective date for adoption by First Midwest will be October 1, 2002. The adoption of FASB No. 147 had no effect on the Company's financial position or results of operations.

2. SECURITIES

The aggregate amortized cost, gross unrealized gains and losses, and market value of securities were as follows:
	September 30, 2002				December 31, 2001

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available for Sale

U.S. Treasury	$-	$-	$-	$-	$200	$5	$-	$205
U.S. Agency	195,873	1,284	-	197,157	70,217	208	(30)	70,395
Mortgage-backed	1,314,498	34,635	(1,575)	1,347,558	1,152,535	12,091	(2,887)	1,161,739
State and municipal	471,082	45,798	-	516,880	473,873	9,347	(4,046)	479,174
Other	63,579	149	(1,911)	61,817	63,167	51	(3,124)	60,094

Total	$2,045,032	$81,866	$(3,486)	$2,123,412	$1,759,992	$21,702	$(10,087)	$1,771,607

Securities Held to Maturity

U.S. Treasury	$1,206	$-	$-	$1,206	$2,006	$40	$-	$2,046
U.S. Agency	126	-	-	126	126	-	-	126
State and municipal	57,943	153	-	58,096	63,452	127	(4)	63,575
Other	35,258	-	-	35,258	23,643	-	-	23,643

Total	$94,533	$153	$-	$94,686	$89,227	$167	$(4)	$89,390

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 7 on page 11* of this Form 10-Q.

3. LOANS

Total loans, net of deferred loan fees and other discounts of $2.1 million and $2.3 million at September 30, 2002 and December 31, 2001, respectively, were as follows:
	September 30,	December 31,
	2002	2001

Commercial and industrial	$914,531	$827,281
Agricultural	87,590	87,188
Consumer	933,520	947,246
Real estate - 1 - 4 family	155,090	196,741
Real estate - commercial	990,526	998,857
Real estate - construction	317,136	314,993

Total loans, net of unearned discount	$3,398,393	$3,372,306

First Midwest concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are garnered in the same market areas. As a result, First Midwest strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. As of September 30, 2002 and December 31, 2001, there were no significant loan concentrations with any single borrower or industry.

4. RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

A summary of the transactions in the reserve for loan losses and details regarding impaired loans for the quarters and nine months ended September 30, 2002 and 2001 are summarized below:
	Quarters Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Balance at beginning of period	$47,818	$46,705	$47,745	$45,093
Loans charged-off	(3,732)	(5,032)	(13,603)	(12,308)
Recoveries of loans previously charged-off	813	824	2,602	2,189
Net loans charged-off	(2,919)	(4,208)	(11,001)	(10,119)
Provision for loan losses	3,020	5,248	11,175	12,771
Balance at end of period	$47,919	$47,745	$47,919	$47,745

			As of September 30,
			2002	2001
Impaired Loans:
Requiring valuation reserve (1)			$2,443	$8,552
Not requiring valuation reserve			4,766	8,666
Total impaired loans			$7,209	$17,218

Valuation reserve related to impaired loans			$2,047	$3,010
Average impaired loans (2)			$10,496	$15,771
Interest income recognized on impaired loans (2)			$286	$224
(1)	These impaired loans require a valuation reserve allocation because the value of the loans is less than the recorded investments in the loans.
(2)	Amounts are for the nine months ended September 30, 2002.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Upon adoption of FASB No. 142, "Goodwill and Other Intangible Assets," First Midwest discontinued the amortization of goodwill, which decreased noninterest expense and increased net income for the quarter and nine months ended September 30, 2002 as compared to the same 2001 periods. A reconciliation of previously reported net income and earnings per share as adjusted for the exclusion of goodwill amortization is presented below as if First Midwest had accounted for goodwill under FASB No. 142 for all periods presented:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Reported net income	$22,679	$21,249	$67,684	$60,864
Add back of goodwill amortization	-	540	-	1,620
Adjusted net income	$22,679	$21,789	$67,684	$62,484

Basic earnings per share:
Reported net income	$0.47	$0.43	$1.40	$1.21
Goodwill amortization	-	0.01	-	0.03
Adjusted net income	$0.47	$0.44	$1.40	$1.24

Diluted earnings per share:
Reported net income	$0.47	$0.42	$1.39	$1.20
Goodwill amortization	-	0.01	-	0.03
Adjusted net income	$0.47	$0.43	$1.39	$1.23

First Midwest's carrying value of goodwill was $16.4 million at September 30, 2002 and December 31, 2001. Information regarding the Company's other intangible assets follows:
	September 30, 2002			December 31, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Other intangible assets:
Core deposit premiums	$5,359	$5,042	$317	$6,982	$5,856	$1,126
Other identified intangibles	423	367	56	423	236	187
Total	$5,782	$5,409	$373	$7,405	$6,092	$1,313

Amortization expense of other intangible assets, which is deductible for income tax purposes, was $382 and $179 for the quarters ended September 30, 2002 and 2001, respectively. Amortization expense of other intangible assets was $940 and $625 for the nine months ended September 30, 2002 and 2001, respectively.

6. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2002 and 2001:
	Quarters Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic Earnings per Share:
Net income	$22,679	$21,249	$67,684	$60,864
Average common shares outstanding	47,839	49,727	48,293	50,475
Basic earnings per share	$0.47	$0.43	$1.40	$1.21

Diluted Earnings per Share:
Net income	$22,679	$21,249	$67,684	$60,864
Average common shares outstanding	47,839	49,727	48,293	50,475
Dilutive effect of stock options	307	392	359	319
Diluted average common shares outstanding	48,146	50,119	48,652	50,794

Diluted earnings per share	$0.47	$0.42	$1.39	$1.20

7. COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, for the quarters and nine months ended September 30, 2002 and 2001 are as follows:
	Quarters Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net income	$22,679	$21,249	$67,684	$60,864
Unrealized holding gains on securities available for sale, net of reclassification adjustment	20,470	19,327	40,727	25,631
Unrealized holding gains (losses) on hedging activity	330	(1,227)	895	(1,897)
Comprehensive income	$43,479	$39,349	$109,306	$84,598

Disclosure of Reclassification Amount:
Unrealized holding gains on securities available for sale arising during the period	$20,475	$19,361	$40,707	$26,094
Less: Reclassification adjustment for net gains (losses) realized during the period	5	34	(20)	463
Net unrealized holding gains on securities available for sale	$20,470	$19,327	$40,727	$25,631

Provided below is the change in accumulated other comprehensive income (loss) for the nine months ended September 30, 2002 and 2001:
	Nine Months Ended September 30,
	2002	2001

Beginning balance	$5,265	$(7,039)
Current year change	41,622	23,734
Ending balance	$46,887	$16,695

Ending balance consists of:
Accumulated unrealized gains on securities available for sale	$47,812	$18,592
Accumulated unrealized (losses) on hedging activities	(925)	(1,897)
Total accumulated other comprehensive income	$46,887	$16,695

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 2 on page 8* of this Form 10-Q.

8. SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosures to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 are as follows:
	Nine Months Ended September 30,
	2002	2001

Income taxes paid	$20,926	$17,621
Interest paid to depositors and creditors	87,372	155,338
Noncash transfers of loans to foreclosed real estate	4,926	4,238
Dividends declared but unpaid	8,107	7,879

9. CONTINGENT LIABILITIES AND OTHER MATTERS

As of September 30, 2002 there were certain legal proceedings pending against First Midwest and its Subsidiaries in the ordinary course of business. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest as of September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarters and nine months ended September 30, 2002 and 2001. Management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes presented elsewhere in this report as well as First Midwest's 2001 Annual Report on Form 10-K. Results of operations for the quarter and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full year of 2002. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is presented in thousands, except per share data.

Summary of Performance

Net income for the quarter ended September 30, 2002 increased to $22,679, or $.47 per diluted share, as compared to the 2001 third quarter of $21,249, or $.42 per diluted share, representing an increase of 11.9% on a diluted per share basis. Performance for the 2002 quarter resulted in an annualized return on average assets of 1.50% as compared to 1.47% for the same quarter of 2001 and annualized return on average equity of 18.5% as compared to 18.6% for the 2001 quarter. The elimination of goodwill amortization expense resulting from the implementation of FASB No. 142 (effective January 1, 2002) added $540 (after tax) and $.01 per share to third quarter 2002 net income and diluted earnings per share, respectively.

For the nine months ended September 30, 2002, net income increased to a record $67,684, or $1.39 per diluted share, as compared to 2001's $60,864, or $1.20 per diluted share, representing an increase of 15.8% on a diluted per share basis. Performance for the first nine months of 2002 resulted in an annualized return on average assets of 1.54% as compared to 1.42% for the same 2001 period and an annualized return on average equity of 19.1% as compared to 17.8% for the 2001 period. The elimination of goodwill amortization expense added $1,620 (after tax) and $.03 per share to the nine months ended September 30, 2002 net income and diluted earnings per share, respectively.

Net interest income was $55,458 for third quarter 2002 as compared to $53,279 for 2001's like quarter, representing an increase of 4.1%. Net interest margin for third quarter 2002 was 4.26%, essentially unchanged from the 2001 quarter of 4.27%.

Total noninterest income for the third quarter and nine months of 2002 was $16,889 and $49,413, down 2.0% and 3.9%, respectively, from the like 2001 periods. Total noninterest expense increased by 3.3% and 3.4% for the quarter and nine months ended September 30, 2002, respectively, as compared to the like 2001 periods. The efficiency ratio for third quarter 2002 was 49.1% as compared to 48.9% for 2001's third quarter and 49.7% for full year 2001. The efficiency ratio for the first nine months of 2002 improved to 48.5% as compared to 50.2% for the same period in 2001 as a result of revenue growth outpacing expense increases in the 2002 period.

The provision for loan losses for third quarter 2002 totaled $3,020, exceeding net charge-offs by $101. Net loan charge-offs for third quarter 2002 improved to .34% of average loans, as compared to .49% for third quarter 2001 and .36% on a linked-quarter basis.

Net Interest Income, Earning Assets, and Funding Sources

Net Interest Income/Margin

Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other earning assets are included in the "Notes to Consolidated Financial Statements" contained in First Midwest's 2001 Annual Report on Form 10-K.

Net interest income on a tax equivalent basis totaled $58,702 for third quarter 2002, representing an increase of $1,879, or 3.3%, over third quarter 2001 of $56,823. Net interest margin for third quarter 2002 was 4.26% as compared to 4.27% for the 2001 like quarter and 4.43% in second quarter 2002. Consistent with First Midwest's expectations, the continued low interest rate environment and management steps taken during the year to insulate net interest income against the potential for rising interest rates created margin contraction between the second and third quarters of 2002. In addition, significant increases in mortgage refinance related prepayments have contributed to lower earning asset rates within the mortgage-backed security portion of the investment security portfolio.

Over the course of 2001, the Federal Reserve dropped the federal funds rate from 6.5% at the beginning of the year to 2.75% at September 30, 2001 and ultimately to 1.75% at December 31, 2001. The Federal Reserve did not initiate any changes in interest rates during the first nine months of 2002 (the Federal Reserve did, however, lower the federal funds rate to 1.25% on November 6, 2002). This market dynamic positively benefited the Company's liability sensitive Consolidated Statements of Condition resulting in interest-bearing liabilities repricing more quickly in response to the changing market interest rates than interest-earning assets. As shown in the Volume/Rate Analysis on page 18*, the increase in net interest income for third quarter 2002 as compared to third quarter 2001 is attributable to the reduction in interest expense paid on interest-bearing liabilities totaling $14,271 exceeding the reduction in tax equivalent interest income earned on interest-earning assets of $12,392 for such quarter.

The decrease in interest expense of $14,271 for third quarter 2002 was predominately attributable to the decline in the average cost of interest-bearing liabilities to 2.37% for third quarter 2002 as compared to 3.71% for third quarter 2001. The 134 basis point drop in the average interest rates paid is the result of the lower interest rate environment previously discussed and the repricing dynamics of maturing time deposits and borrowed funds, as well as certain steps taken during this period to more favorably manage the mix of funding sources available to the Company.

The $12,392 reduction in tax equivalent interest income for third quarter 2002 as compared to the 2001 quarter was due primarily to the decline in the yield received on interest-earning assets. For third quarter 2002, the yield on earning assets was 6.28%, reflecting a 116 basis point reduction from the 2001 like quarter. Competitive pricing on new and refinanced loans as well as the repricing of variable rate loans in a lower interest rate environment put downward pressure on loan yields. The average yield on loans for third quarter 2002 fell by 121 basis points to 6.64% as compared to the 2001 like quarter. Further contributing to the third quarter 2002 reduction in net interest income were accelerated pre-payments of mortgage-backed securities caused by falling mortgage interest rates. The yield on average securities for third quarter 2002 decreased by 98 basis points to 5.69% from the year-ago like period of 6.67%. Average earning assets for the third quarter of 2002 increased 3.6% to $5,508,438 as compared to third quarter 2001, largely driven by increases in the securities portfolio.

As presented in the Net Interest Margin Trend by Quarter schedule on the bottom of Page 18, third quarter 2002 net interest margin of 4.26% was 17 basis points lower than second quarter 2002 net interest margin of 4.43%. This decline was due to the yield on interest-earning assets decreasing by 22 basis points to 6.28% while the rates paid on interest-bearing liabilities fell by 6 basis points to 2.37%. Reversing the trend of the last 5 quarters, the decline in yield on interest-earning assets was greater than the decline in rates paid on interest-bearing liabilities. This condition results from fixed rate loan and security cash flows repricing in the lower interest rate environment and increasing mortgage prepayments causing a shortening in the expected duration of and decreasing the yield on mortgage-backed securities. In addition, steps taken during 2002 to insulate net interest income against the potential of rising interest rates have resulted in rates paid on transactional liabilities remaining relatively stable and time deposits increasing in comparison to second quarter 2002.

The timing and magnitude of subsequent movements in interest rates is difficult to anticipate given the volatility in the debt and equity markets. First Midwest continues to expect that the longer-term trend for interest rate movement be upward, while shorter-term expectations are for continued low interest rates. These expectations combined with a flattening yield curve and acceleration in mortgage prepayment speeds will continue to maintain pressure on interest margins going forward and lead to a projected decrease in fourth quarter 2002 interest margin in the range of 10 to 15 basis points.

First Midwest, notwithstanding any bias in the anticipated movement of interest rates, continues to rigorously assess the direction and magnitude of changes in net interest income using multiple interest rate scenarios. A description and analysis of First Midwest's rate sensitivity and management policies is included in the "Notes to the Consolidated Financial Statements" contained in First Midwest's 2001 Annual Report on Form 10-K.

Securities Portfolio

The following table sets forth the period end carrying values of the securities portfolios and changes therein as of the following periods:
	As of Period End
	2002	2001		September 30, 2002 % Change From

	September 30	December 31	September 30	Dec. 31, 2001	Sept. 30, 2001

By type:
U.S. Treasury	$1,206	$2,211	$2,241	(45.5%)	(46.2%)
U.S. Agency	197,283	70,521	78,173	179.8%	152.4%
Mortgage-backed	1,347,558	1,161,739	1,203,031	16.0%	12.0%
State and municipal	574,823	542,626	552,018	5.9%	4.1%
Other	97,075	83,737	81,929	15.9%	18.5%

Total	$2,217,945	$1,860,834	$1,917,392	19.2%	15.7%

By classification:
Available for sale	$2,123,412	$1,771,607	$1,830,378	19.9%	16.0%
Held to maturity	94,533	89,227	87,014	5.9%	8.6%

Total	$2,217,945	$1,860,834	$1,917,392	19.2%	15.7%

As of September 30, 2002, the total carrying value of the securities portfolio totaled $2,217,945, up 15.7% and 19.2% from September 30, 2001 and December 31, 2001, respectively. The increase in carrying value can be attributed to security purchases designed to take advantage of the historic steepness in the long end of the yield curve, reinvestment of security proceeds into shorter term investments, and unrealized appreciation in the market value of the securities portfolio.

In first quarter 2002, First Midwest purchased $100 million in floating rate U.S. Agency securities and $100 million in 5 year fixed rate mortgage-backed securities funded by 90 day repurchase agreements and 3 year Federal Home Loan Bank ("FHLB") advances, respectively. This transaction was initiated to take advantage of the steepness in the yield curve and resulted in a positive spread of approximately 120 basis points. Similarly, in third quarter 2002, $200 million in 5 year fixed rate mortgage-backed securities were purchased and funded with 3 year FHLB advances resulting in a positive spread of 175 basis points.

As of September 30, 2002, the net unrealized appreciation in the market value of the securities portfolio had increased to $78.5 million, up $66.9 million from December 31, 2001. The increase in portfolio market value is attributed to the overall decline in the level of interest rates over the course of 2002. In addition, the combination of accelerated mortgage prepayment speeds and reinvestment of security cash flows into shorter-term assets has lowered the effective duration of the portfolio. Duration (used in this context to represent the percentage change in the market value of the securities portfolio given a 100 basis point change up or down in the level of interest rates) was 1.08% as of September 30, 2002, down significantly from 3.59% as of December 31, 2001.

For further discussion of the securities portfolio and related impact of unrealized appreciation thereon, see Notes 2 and 7 on pages 8* and 11*, respectively, of this Form 10-Q.

Loan Growth

The following tables summarize growth in loans based upon both average and period end balances:
	Average Balances
	2002	2001	September 30, 2002 % Change From

	September 30	September 30	September 30, 2001

Commercial and industrial	$910,239	$856,982	6.2%
Agricultural	87,519	77,965	12.3%
Consumer	930,998	968,844	(3.9%)
Real estate - 1 - 4 family	161,272	221,509	(27.2%)
Real estate - commercial	985,126	975,631	1.0%
Real estate - construction	316,269	302,838	4.4%

Total net loans	$3,391,423	$3,403,769	(0.4%)

Total net loans excluding
real estate - 1-4 family	$3,230,151	$3,182,260	1.5%

	As of Period End
	2002	2001		September 30, 2002 % Change From

	September 30	December 31	September 30	Dec. 31, 2001	Sept. 30, 2001

Commercial and industrial	$914,531	$827,281	$853,478	10.5%	7.2%
Agricultural	87,590	87,188	85,010	0.5%	3.0%
Consumer	933,520	947,246	979,826	(1.4%)	(4.7%)
Real estate - 1 - 4 family	155,090	196,741	217,275	(21.2%)	(28.6%)
Real estate - commercial	990,526	998,857	998,802	(0.8%)	(0.8%)
Real estate - construction	317,136	314,993	313,857	0.7%	1.0%

Total net loans	$3,398,393	$3,372,306	$3,448,248	0.8%	(1.4%)

Total net loans excluding
real estate - 1-4 family	$3,243,303	$3,175,565	$3,230,973	2.1%	0.4%

Total average loans for third quarter 2002 decreased 0.4% from third quarter 2001 averages with all loan categories except 1-4 family real estate and certain consumer loans experiencing growth. Excluding 1-4 family real estate, average loans for third quarter grew 1.5% from the 2001 quarter. On a period end basis, total loans were stable with increases in the commercial and agricultural portfolios offset by decreases in loans secured by real estate and consumer loans. In accordance with its asset liability management strategies for 2002, First Midwest has retained in its real estate 1 - 4 family loan portfolio only those mortgages that have been originated through established community reinvestment programs or have met certain other lending criteria. All other mortgage originations are sold. Responsive to the uncertain economy, focus remains on sound underwriting and profitable pricing at the expense of loan growth.

Core Funding Sources

The following table provides a comparison of average core funding sources for the quarters ended September 30, 2002 and 2001 based upon average balances. Average, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.
	Average Balances
	2002	2001	September 30, 2002 % Change From

	September 30	September 30	September 30, 2001

Demand deposits	$752,159	$698,963	7.6%
Savings deposits	460,019	414,357	11.0%
NOW accounts	757,671	504,699	50.1%
Money market deposits	548,053	605,053	(9.4%)
Time deposits	1,749,613	1,960,950	(10.8%)

Total deposits	4,267,515	4,184,022	2.0%

Securities sold under
agreements to repurchase	522,991	629,709	(16.9%)
Federal funds purchased	138,899	208,385	(33.3%)
Federal Home Loan Bank advances	510,870	212,120	140.8%

Total borrowed funds	1,172,760	1,050,214	11.7%

Total funding sources	$5,440,275	$5,234,236	3.9%

Total average deposits for third quarter 2002 increased $83,493, or 2.0%, from third quarter 2001. During the second half of 2001 and the first nine months of 2002, local competition has offered rates for retail time deposits at significant premiums above wholesale market rates of interest for like maturity terms. Given this competitive dynamic and the low interest rate environment in which retail time deposits were maturing, pricing and sales strategies targeted growth in transactional deposit accounts and customer reinvestment of maturing time deposit balances in longer-term maturities. Reflective of customer liquidity preferences in the low rate environment and targeted sales promotions, average balances maintained in demand, savings and NOW accounts grew 21.7% from third quarter 2001. Conversely, time and money market deposit balances declined by 10.8% and 9.4%, respectively, from the 2001 quarter as pricing strategies encouraged customers desiring shorter-term maturities to transfer balances to targeted transactional accounts.

Total average borrowed funds for third quarter 2002 increased by $122,546, or 11.7%, over the same 2001 quarter with the need for funding as provided through the federal funds market and securities sold under agreements to repurchase being lessened by the growth in deposits. Federal Home Loan Bank advances in third quarter 2002 increased by $299 million predominately due to funding the purchase of $200 million of collateralized mortgage obligation securities previously discussed.

Volume/Rate Analysis

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended September 30, 2002 and 2001. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis.

Quarters Ended September 30, 2002 and 2001

	Average Balances				Average Interest Rates Earned/Paid					Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

								Basis
			Increase					Points				Increase
	2002	2001	(Decrease)		2002		2001	Inc/(Dec)		2002	2001	(Decrease)	Volume	Rate	Total

Fed funds sold and other short-term investments	$17,229	$13,531	$3,698		1.81%		3.16%	(1.35)%		$78	$107	$(29)	$49	$(78)	$(29)
Mortgages held for sale	9,378	10,305	(927)		6.06%		6.60%	(0.54)%		142	170	(28)	(14)	(14)	(28)
Securities available for sale	1,985,219	1,797,787	187,432		5.69%		6.67%	((0.98)%	%	28,261	29,981	(1,720)	4,260	(5,980)	(1,720)
Securities held to maturity	105,189	93,545	11,644		6.44%	6	7.73%	(1.29)%		1,693	1,808	(115)	336	(451)	(115)
Loans net of unearned discount	3,391,423	3,403,769	(12,346)		6.64%		7.85%	(1.21)%		56,329	66,829	(10,500)	(241)	(10,259)	(10,500)

Total interest-earning assets	$5,508,438	$5,318,937	$189,501		6.28%		7.44%	(1.16)%		$86,503	$98,895	$(12,392)	$4,390	$(16,782)	$(12,392)

Savings deposits	$460,019	$414,357	$45,662		1.01%		1.52%	(0.51)%		$1,157	$1,572	$(415)	$201	$(616)	$(415)
NOW accounts	757,671	504,699	252,972	2	1.37%	1	1.59%	(0.22)%		2,596	2,012	584	812	(228)	584
Money market deposits	548,053	605,053	(57,000)		2.04%	2	2.95%	(0.91)%		2,794	4,458	(1,664)	(390)	(1,274)	(1,664)
Time deposits	1,749,613	1,960,950	(211,337)	3	3.09%		4.84%	(1.75)%		13,527	23,720	(10,193)	(2,344)	(7,849)	(10,193)
Borrowed funds	1,172,760	1,050,214	122,546		2.64%		3.93%	(1.29)%		7,727	10,310	(2,583)	1,421	(4,004)	(2,583)

Total interest-bearing liabilities	$4,688,116	$4,535,273	$152,843		2.37%		3.71%	(1.34)%		$27,801	$42,072	$(14,271)	$(300)	$(13,971)	$(14,271)

Net interest margin / income					4.26%		4.27%	(0.01)%	%	$58,702	$56,823	$1,879	$4,690	$(2,811)	$1,879

	2002			2001
Net Interest Margin Trend By Quarter	3rd	2nd	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	6.28%	6.50%	6.55%	6.91%	7.44%	7.69%	7.94%
Rates paid on interest-bearing liabilities	2.37%	2.43%	2.62%	3.04%	3.71%	4.27%	4.86%
Net interest margin	4.26%	4.43%	4.32%	4.33%	4.27%	4.04%	3.77%

Volume/Rate Analysis

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the nine months ended September 30, 2002 and 2001. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis.

Nine Months Ended September 30, 2002 and 2001

	Average Balances				Average Interest Rates Earned/Paid					Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

								Basis
			Increase					Points				Increase
	2002	2001	(Decrease)		2002		2001	Inc/(Dec)		2002	2001	(Decrease)	Volume	Rate	Total

Fed funds sold and other short-term investments	$10,163	$9,811	$352		1.97%		4.24%	(2.27%)		$150	$312	$(162)	$11	$(173)	$(162)
Mortgages held for sale	8,084	8,727	(643)		6.61%		6.68%	(0.07%)		401	437	(36)	(32)	(4)	(36)
Securities available for sale	1,923,393	1,899,552	23,841		5.97%		6.85%	(0.88%)%		86,098	97,520	(11,422)	1,241	(12,663)	(11,422)
Securities held to maturity	99,425	91,688	7,737		6.61%	6	7.95%	(1.34%)		4,931	5,469	(538)	538	(1,076)	(538)
Loans net of unearned discount	3,378,005	3,329,555	48,450		6.72%		8.18%	(1.46%)		170,177	204,167	(33,990)	3,018	(37,008)	(33,990)

Total interest-earning assets	$5,419,070	$5,339,333	$79,737		6.44%		7.69%	(1.25%)		$261,757	$307,905	$(46,148)	$4,776	$(50,924)	$(46,148)

Savings deposits	$450,571	$441,472	$9,099		1.00%	(%)	1.77%	(0.77%)		$3,364	$5,869	$(2,505)	$124	$(2,629)	$(2,505)
NOW accounts	717,205	474,193	243,012	2	1.53%	1	1.72%	(0.19%)		8,208	6,104	2,104	2,685	(581)	2,104
Money market deposits	558,170	562,557	(4,387)		2.01%		3.42%	(1.41%)		8,404	14,426	(6,022)	(111)	(5,911)	(6,022)
Time deposits	1,755,329	2,006,767	(251,438)	3	3.34%		5.43%	(2.09%)		43,955	81,714	(37,759)	(9,270)	(28,489)	(37,759)
Borrowed funds	1,127,278	1,078,278	49,000		2.54%		4.76%	(2.22%)		21,511	38,509	(16,998)	1,838	(18,836)	(16,998)

Total interest-bearing liabilities	$4,608,553	$4,563,267	$45,286		2.47%		4.28%	(1.81%)		$85,442	$146,622	$(61,180)	$(4,734)	$(56,446)	$(61,180)

Net interest margin / income					4.34%		4.03%	0.31%	%	$176,315	$161,283	$15,032	$9,510	$5,522	$15,032

Noninterest Income

Noninterest income for the three and nine months ended September 30, 2002 totaled $16,889 and $49,413, respectively, as compared to $17,238 and $51,433 for the like 2001 periods, respectively. Exclusive of net security gains, noninterest income for the three and nine months ended September 30, 2002 declined 1.8% and 2.6% to $16,880 and $49,380, respectively, as compared to $17,183 and $50,676 for the like year-ago periods, respectively. Improvement in service charges on deposit accounts was offset by declines in market sensitive income in the form of lower trust fees, income from corporate owned life insurance, and other service charge revenues. On a linked-quarter basis, noninterest income increased 3.1% as growth in service charges on deposit accounts continued and trust and other fee sources stabilized.

Service charges on deposit accounts increased 6.2% to $6,439 in the third quarter of 2002 as compared to $6,062 for the same 2001 period. The increase from third quarter 2001 was mainly due to greater business checking fees primarily related to a lower earnings credit rate, which resulted in the Company receiving more payment for services through fees than through the use of balances. Also contributing to the current quarter increase were higher fees assessed on returned checks incident to certain pricing initiatives implemented in first quarter 2002.

Trust and investment management fees for third quarter 2002 decreased $46, or 1.8%, to $2,543 as compared to $2,589 for third quarter 2001. These fees, which are significantly influenced by the market value of assets under management, continue to be adversely affected by the decline in the current market environment.

Other service charges, commissions and fees decreased by $423 to $4,501 for the quarter ended September 30, 2002 from the 2001 third quarter of $4,924 due to a decline in insurance premiums earned, official checks fees, and investment product fees derived from third-party mutual fund and annuities which was offset in part by greater debit card fee income over the prior year like quarter. The reduction in insurance premiums earned is attributable to a modification in the design of the product offered which altered the revenues received from the third party insurance carrier as compared to that in the prior year like period.

First Midwest's investment in corporate owned life insurance generated $1,831 in income for third quarter 2002 decreasing approximately 5.4% from the 2001 like quarter. The decrease in the current 2002 quarter was due to a lower level of income being credited on the life insurance assets due to the influence of market conditions on the assets that underlie these insurance contracts.

Other income for third quarter 2002 declined by $107, or 6.4%, to $1,566 as compared to $1,673 for third quarter 2001 due to a $150 one-time recovery recorded in the 2001 third quarter affecting the comparability between periods. Lower ATM revenue, offset in part by higher retail credit card fees, also contributed to the current period decline.

Noninterest Expense

Noninterest expense totaled $38,106 for the quarter ended September 30, 2002 as compared to the same period in 2001 of $36,884 for an increase of $1,222, or 3.3%. For the nine months ended September 30, 2002, noninterest expense increased $3,660, or 3.4%, as compared to the same period in 2001. Factoring out 2001 goodwill amortization expense pursuant to the adoption of FASB No. 142, total noninterest expense for the quarter and nine months ended September 30, 2002 was 4.8% and 4.9% higher than the comparative 2001 periods, respectively. A comparison of the major categories of noninterest expense is discussed below.

Salaries and wages increased by $926, or 6.0%, to $16,334 for the quarter ended September 30, 2002 as compared to prior year levels of $15,408 largely due to merit increases to hourly employees based upon annual evaluations conducted in July coupled with higher incentive payments. Retirement and other employee benefits increased by $572, or 13.9%, to $4,682 in the third quarter of 2002 compared to the same 2001 period of $4,111 as a result of higher pension and profit sharing expense and greater medical costs associated with employee healthcare insurance. Staffing levels on a full-time equivalents basis were 1,513 at September 30, 2002 as compared to 1,530 for the year-ago like period.

For the quarter ended September 30, 2002, occupancy expenses increased $223, or 6.4%, as compared to the 2001 like period of $3,459. The increase in occupancy expense is attributable to higher repairs and maintenance, utilities, and depreciation of $132, $45, and $36, respectively.

Equipment expense increased $84, or 4.5%, for third quarter 2002 to $1,956 as compared to the 2001 like period of $1,872 due to higher equipment maintenance contracts and depreciation costs on new assets placed in service. Technology and related costs decreased $146, or 5.6%, for the third quarter 2002 as compared to the same 2001 period primarily due to cost savings achieved resulting from a change in the provider of voice and data circuit services.

Professional services remained relatively constant, increasing by $22, or 1.3%, to $1,615 for the quarter ended September 30, 2002 as compared to the prior year like quarter of $1,637.

Advertising and promotions increased $529, or 84.2%, for the quarter ended September 30, 2002 as compared to the like 2001 period. In addition to a return to more normalized expense levels, the current quarter increase also included costs associated with participation in several community development projects.

Other expenses decreased by $944, or 13.2%, to $6,231 as compared to the 2001 period of $7,175, with $540 of the decrease attributable to the elimination of goodwill expense as described in Footnote 5 on Page 10* of this Form 10-Q, in addition to the timing of various expenses.

The efficiency ratio, which expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income, was 49.1% for third quarter 2002 as compared to 48.9% for third quarter 2001 and 49.7% for full year 2001. The efficiency ratio for the first nine months of 2002 improved to 48.5% as compared to 50.2% for the same period in 2001 as a result of revenue growth outpacing expense increases in the 2002 period.

Income Tax Expense

First Midwest's accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in the "Notes to Consolidated Financial Statements" contained in its 2001 Annual Report on Form 10-K.

Income tax expense totaled $8,542 for the quarter ended September 30, 2002, increasing from $7,136 for third quarter 2001 and reflects effective income tax rates of 27.4% and 25.1%, respectively. The increase in effective tax rate is primarily attributable to a decrease in both federal and state tax-exempt interest income relative to pre-tax income.

Credit Quality and the Reserve for Loan Losses

The following table summarizes certain credit quality data for the last five calendar quarters:
	2002			2001
	September 30	June 30	March 31	December 31	September 30

Nonaccrual loans	$9,988	$11,879	$15,277	$16,847	$21,425
Foreclosed real estate	2,972	4,582	4,289	3,630	3,651

Total nonperforming assets	$12,960	$16,461	$19,566	$20,477	$25,076

Loans 90 days past due and still accruing interest	$9,820	$3,564	$4,739	$5,783	$6,117

Nonperforming loans to total loans	0.29%	0.35%	0.45%	0.50%	0.62%
Nonperforming assets to total loans plus foreclosed real estate	0.38%	0.48%	0.58%	0.61%	0.73%

Reserve for loan losses to loans	1.41%	1.41%	1.42%	1.42%	1.38%
Reserve for loan losses to nonperforming loans	480%	403%	313%	283%	223%
Provision for loan losses	$3,020	$3,100	$5,055	$6,313	$5,248
Net loans charged-off	$2,919	$3,056	$5,026	$6,313	$4,208
Net loans charged-off to average loans	0.34%	0.36%	0.61%	0.73%	0.49%

Nonaccrual loans, totaling $9,988 at September 30, 2002 are comprised of commercial, industrial and agricultural loans (51%), real estate loans (34%) and consumer loans (15%). Foreclosed real estate, totaling $2,972 at September 30, 2002 primarily represents commercial real estate loans and 1-4 family real estate loans. First Midwest's disclosure with respect to impaired loans is contained in Note 4 on page 9* of this Form 10-Q.

Reflective of the Company's underwriting standards and diversified portfolio, coupled with a lending culture focused on maintaining credit quality, nonperforming assets (nonperforming loans plus foreclosed real estate) declined for the fourth consecutive quarter. Nonperforming loans continued to improve in third quarter 2002, declining 15.9% on a linked-quarter basis and 53.4% as compared to the third quarter 2001. As a consequence, nonperforming loans at September 30, 2002 represented .29% of loans compared to .50% at year-end 2001 and .62% a year ago.

Loans past due 90 days and still accruing increased to $9,820 at September 30, 2002 from $3,564 at June 30, 2002, primarily due to two commercial real estate credits which are currently undergoing rigorous remediation efforts. Such efforts may result in a portion of these loans transitioning to nonperforming status in fourth quarter 2002.

Transactions in the reserve for loan losses during the quarters and nine months ended September 30, 2002 and 2001 are summarized in the following table:
	Quarters Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Balance at beginning of period	$47,818	$43,705	$47,745	$45,093
Loans charged-off	(3,732)	(5,032)	(13,603)	(12,308)
Recoveries of loans previously charged-off	813	824	2,602	2,189
Net loans charged-off	(2,919)	(4,208)	(11,001)	(10,119)
Provision for loan losses	3,020	5,248	11,175	12,771
Balance at end of period	$47,919	$47,745	$47,919	$47,745

Loan charge-offs, net of recoveries, for third quarter 2002 were .34% of average loans as compared to .49% for third quarter 2001 and improved from .36% on a linked-quarter basis. Provisions for loan losses fully covered net charge-offs for third quarter 2002, resulting in the ratio of the reserve for loan losses to total loans at quarter-end being maintained at 1.41% as compared to 1.38% as of September 30, 2001. The reserve for loan losses at September 30, 2002 represented 480% of nonperforming loans as compared to 223% at the end of 2001's third quarter and 283% at year-end 2001. Management believes that the reserve for loan losses of $47,919 was adequate to absorb estimated credit losses associated with the loan portfolio at September 30, 2002.

Management believes that the reserve for loan losses accounting policy is critical to the portrayal and understanding of the Company's financial condition and results of operations. As such, selection and application of this "critical accounting policy" involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition and results of operations is a reasonable likelihood. The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are included in Note 1 on page 6* of this Form 10-Q.

The provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-offs, delinquencies, collateral values, Management's assessment of current and prospective economic conditions, and the level of the reserve for loan losses. First Midwest maintains a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The appropriate level of the reserve for loan losses is determined by systematically performing a review of the loan portfolio quality as required by First Midwest's credit administration policy. The reserve for loan losses consists of three components; (i) specific reserves established for any impaired commercial, real estate commercial, and real estate construction loan for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience; and, (iii) reserves based on general economic conditions as well as specific economic factors in the markets in which First Midwest operates.

Loans within the portfolio that are selected for review to determine whether specific reserves are required include both loans over a specified dollar limit as well as loans where the internal credit rating is below a predetermined classification. Loans subject to this review process generally include commercial and agricultural loans, real estate commercial, and real estate construction loans. Specific reserves for these loans are determined in accordance with the accounting policies referred to above. Consumer and other retail loan reserve allocations are based upon the evaluation of pools or groups of such loans. The component of the reserve for loan losses based on historical loan loss experience is determined statistically using a loss migration analysis that examines loss experience and the related internal rating of loans charged off. The loss migration analysis is performed quarterly and loss factors are periodically updated regularly based on actual experience. The component of the reserve for loan losses based on general economic conditions and other factors is considered the unallocated component of the reserve. This component is determined based upon general economic conditions and involves a higher degree of subjectivity in its determination. This component of the reserve considers risk factors that may not have manifested themselves in First Midwest's historical loss experience, which is used to determine the allocated component of the reserve.

For the quarter and nine months ended September 30, 2002, First Midwest had not substantially changed any aspect of its overall approach in determination of the provision for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period provision.

The distribution of the loan portfolio is presented in Note 3 located on page 8* of this Form 10-Q. The loan portfolio consists predominantly of loans originated by First Midwest from its primary markets and generally represents credit extension to multi-relationship customers. First Midwest continues to have virtually no credit exposure to the energy, cable, and telecommunication sectors, or to shared national credit or syndicated loans.

Capital

Stockholders' Equity

First Midwest is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Stockholders' equity at September 30, 2002 was $497.3 million, an increase of $50.1 million, or 11.2%, from December 31, 2001. The stockholders' equity increase was largely the result of an increase in the net unrealized gains in the Company's available-for-sale investment portfolio and earnings for the first nine months of 2002 less dividends paid to shareholders. Equity as a percentage of assets was 8.2% at September 30, 2002, compared to 7.9% at December 31, 2001. Book value per common share increased to $10.44 at the end of third quarter 2002, up from $9.18 at the end of 2001.

Capital Measurements

First Midwest and its bank subsidiary, First Midwest Bank ("FMB") are subject to the minimum capital requirements defined by its primary regulator, the Federal Reserve Board ("FRB"). First Midwest has managed its capital ratios to consistently maintain such measurements in excess of the FRB minimum levels to be considered "well-capitalized," which is the highest capital category established. First Midwest expects to maintain these ratios above well-capitalized levels throughout 2002. The following table compares First Midwest's capital structure to the capital ratios required by the FRB.
	Actual		Capital Required
	First Midwest	FMB	Minimum Required	Well- Capitalized

As of September 30, 2002:
Tier I capital to risk-based assets	9.83%	9.33%	4.00%	6.00%
Total capital to risk-based assets	10.92%	10.42%	8.00%	10.00%
Leverage ratio	7.29%	6.93%	3.00%	5.00%

As of December 31, 2001:
Tier I capital to risk-based assets	9.96%	9.68%	4.00%	6.00%
Total capital to risk-based assets	11.08%	10.81%	8.00%	10.00%
Leverage ratio	7.43%	7.25%	3.00%	5.00%

Dividends

As a result of improved performance from operations as well as First Midwest's perceived future prospects, the Board of Directors has increased the quarterly dividend ten times over the past nine years. The following table summarizes the dividend increases declared during the years 1994 through 2001:

Date	Quarterly Rate Per Share	% Increase

November 2001	$0.170	6%
November 2000	0.160	11%
November 1999	0.144	13%
November 1998	0.128	7%
November 1997	0.120	13%
November 1996	0.106	18%
February 1996	0.090	13%
February 1995	0.080	15%
February 1994	0.070	13%
February 1993	0.064	15%

The dividend payout ratio, which represents the percentage of earnings per share declared to shareholders, is 36.6%, based upon the Company's 2002 annualized dividend of $.68 and current Company earnings guidance of $1.86 for the current year. Additionally, the 2002 dividend of $.68 represents an annual dividend yield of 2.5% as of October 15, 2002.

Capital Management

First Midwest has continued to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to shareholders in the form of dividends and through common stock repurchases, with the latter resulting in an increase in the percentage ownership of the Company by existing shareholders.

On August 21, 2002 First Midwest's Board of Directors authorized the repurchase of up to 3 million of its common shares, or 6.28% of shares outstanding, and incident thereto, the Board rescinded the former repurchase plan under which some 689 shares authority remained. The new plan is the ninth such program since the Company's formation in 1983 and authorizes repurchases in both open market and privately negotiated transactions and has no execution time limit.

The following table summarizes the shares repurchased by First Midwest for the prior three calendar years and for the current year-to-date period:
	Nine Months Ended	Years Ended December 31,
	September 30, 2002	2001	2000	1999

Shares purchased	1,449	2,604	607	3,336
Cost	$40,659	$64,582	$12,195	$70,043

As of September 30, 2002, First Midwest had 2,813 shares remaining to be repurchased under its current share repurchase authorization.

FORWARD LOOKING STATEMENTS

Statements made in the preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of First Midwest, including, without limitation, (i) loan and deposit growth, market interest rates on net interest income and net interest margin, wholesale funding sources, provision and reserve for loan losses, nonperforming loan levels and net charge-offs, collateral value and economic conditions, noninterest income and expenses, diluted earnings per share growth rates for 2002, and dividends to shareholders, and (ii) statements preceded by, followed by or that include the words "may," "would," "could," "should," "can," "will," "expects," "projects," "anticipates," "believes," "estimates," "plans," "intends," "targets," or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond First Midwest's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in First Midwest's reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which First Midwest conducts business, changes in the interest rate environment, conditions of the securities markets, prepayment speeds, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in quality or composition of First Midwest's loan and investment portfolios, legislation or regulatory requirements, assumptions used to evaluate the appropriate level of the reserve for loan losses, the impact of future earnings performance and capital levels on dividends declared by the Board of Directors, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting First Midwest's operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. First Midwest does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statement.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Within 90 days prior to the filing date of this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits - See Exhibit Index appearing on page 30*.
(b) Forms 8-K - 25

* On September 4, 2002, First Midwest filed a report on Form 8-K announcing leadership succession and the planned retirement of the Company's Chief Executive Officer effective January 1, 2003.

* On August 21, 2002, First Midwest filed a report on Form 8-K to announce the Company's intention to repurchase up to 3,000,000 shares of its common stock outstanding and the declaration of its 3rd quarter 2002 dividend.

* On August 14, 2002, First Midwest filed a report on Form 8-K to announce the filing of certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* On July 31, 2002, First Midwest filed a report on Form 8-K to announce the appointment of a new Chief Financial Officer effective August 1, 2002.

* On July 17, 2002, First Midwest filed a report on Form 8-K announcing its earnings results for the quarter and six months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ MICHAEL L. SCUDDER
Michael L. Scudder Executive Vice President*

Date: November 13, 2002

* Duly authorized to sign on behalf of the Registrant.

CERTIFICATIONS
I, Robert P. O'Meara, certify that:
	1.	I have reviewed this quarterly report on Form 10-Q of First Midwest Bancorp, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

		b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
		c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
	5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors [or persons performing the equivalent function]:
a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

		b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002
[Signature] Chairman of the Board Chief Executive Officer

I, Michael L. Scudder, certify that:
	1.	I have reviewed this quarterly report on Form 10-Q of First Midwest Bancorp, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

		b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
		c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
	5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors [or persons performing the equivalent function]:
a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

		b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002
[Signature] Executive Vice President Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents	Sequential Page #

10	Amendment to the Restated Nonqualified Retirement Plan.	31
10.1	Restated Savings and Profit Sharing Plan.	32
15	Acknowledgment of Ernst & Young LLP.	133
99	Independent Accountant's Review Report.	134