Form 10-K
period 2002-12-31
FIRST MIDWEST BANCORP INC
filed 2003-03-07
CIK 702325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-10967

FIRST MIDWEST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Park Blvd., Suite 405, P.O. Box 459

Itasca, Illinois 60143-9768

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (630) 875-7450

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 Par Value	NASDAQ Market System
Preferred Share Purchase Rights	NASDAQ Market System

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐.

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 28, 2002, determined using a per share closing price on that date of $27.78, as quoted on the NASDAQ stock market, was $1,206,439,507.

At March 3, 2003 there were 46,885,754 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Proxy Statement for the 2003 Annual Shareholders’ Meeting – Part III

FORM 10-K

PART I

ITEM 1. BUSINESS

First Midwest Bancorp, Inc.

First Midwest Bancorp, Inc. (“First Midwest” or the “Company”) is a Bank holding company incorporated in Delaware in 1982 for the purpose of becoming a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). The Company is one of Illinois’ largest publicly traded banking companies with assets of $6.0 billion at year-end 2002 and is headquartered in the Chicago suburb of Itasca, Illinois.

The Company operates two 100%-owned subsidiaries (the “Affiliates”): First Midwest Bank (the “Bank”) and First Midwest Insurance Company, employing 1,517 full time equivalent employees at December 31, 2002.

The Company has responsibility for the overall conduct, direction, and performance of its Affiliates. The Company provides advice and specialized services to the Affiliates in various financial, operational, and administrative areas; establishes Company policies and procedures; and serves as a source of strength in providing capital and other resources as needed. Responsibility for the management of the Affiliates rests with their respective Boards of Directors and Officers.

First Midwest Bank

At December 31, 2002, the Bank had $6.0 billion in total assets, $4.2 billion in total deposits, and operated 67 banking offices primarily in suburban metropolitan Chicago.

The Bank is engaged in commercial and retail banking and offers a broad range of lending, depository, and related financial services, including accepting deposits; commercial and industrial, consumer and real estate lending; collections; trust and investment management services; safe deposit box operations; and other banking services tailored for individual, commercial and industrial, and governmental customers. The Bank also provides an electronic banking center on the Internet at www.firstmidwest.com, which affords transactional capabilities for its customers and information about its products and services to the general public.

In 2001, the Company merged its stand alone investment management subsidiary, First Midwest Trust Company, which provided trust and investment management services, acting as executor, administrator, trustee agent and various other fiduciary capacities, into the Bank. The merger allowed for a more seamless and integrated delivery of such investment management services to the Bank’s extensive commercial and personal client base and expanded opportunities to fully meet the financial needs of its clients consistent with the Bank’s mission.

The Bank is comprised of two divisions, a sales division (structured along commercial and retail product lines) in five geographical regions and a centralized support division providing corporate, administrative, and support services through various functional departments. The Company believes that this structure further leverages customer relationships and enhances sales effectiveness.

First Midwest Insurance Company

First Midwest Insurance Company operates as a reinsurer of credit life, accident, and health insurance sold through the Bank, primarily in conjunction with the consumer lending operations. All sales and support activities of First Midwest Insurance Company are discharged by Bank and Company personnel.

Competition

Illinois, and more specifically the metropolitan Chicago area, is a highly competitive market for banking and related financial services. Competition is generally expressed in terms of interest rates charged on loans and paid on deposits, the ability to garner new deposits, the scope and type of services offered, extended banking hours, delivery of bank services through branches, ATMs and the Internet, and the offering of additional services such as investment management, fiduciary and brokerage services. The Bank competes with other banking institutions and savings and loan associations, personal loan and finance companies, and credit unions within its market areas. In addition, the Bank competes for deposits with money market mutual funds and investment brokers. The Bank is experiencing increased competition in its market areas from the acquisition of local financial institutions by out-of-state commercial banking institutions. In fact, a number of local and out-of-state financial institutions have publicly announced plans for large-scale branch office expansion, also called de novo expansion, in the suburban Chicago markets.

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

The Company and its Affiliates are subject to regulation and supervision by various governmental regulatory authorities including, but not limited to, the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”), the Illinois Commissioner of Banks and Real Estate Companies (the “Commissioner of Illinois”), and the Arizona Department of Insurance. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations, and policies can be significant and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Affiliates, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations, and dividends. This supervision and regulation is intended primarily for the protection of the FDIC’s bank (the “BIF”) and savings association (the “SAIF”) insurance funds and the depositors, rather than the stockholders, of a financial institution.

The following references to material statutes and regulations affecting the Company and its Affiliates are brief summaries thereof and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its Affiliates. The operations of the Company and the Bank may be affected by legislative and regulatory changes as well as by changes in the policies of various regulatory authorities. The Company cannot accurately predict the nature or the extent of the effects that such changes may have in the future on its business and earnings.

Illinois Banking Law

Illinois bank holding companies are permitted to acquire banks and bank holding companies and be acquired by bank holding companies, located in any state which authorizes such acquisitions under qualifications and conditions which are not unduly restrictive, as determined by the Commissioner of Illinois, when compared to those imposed under Illinois law.

Under interstate banking legislation, adequately capitalized and managed bank holding companies are permitted to acquire control of a bank in any state. States, however, may prohibit acquisitions of banks that have not been in existence for at least five years. The Federal Reserve Board is prohibited from approving an application for acquisition if the applicant controls more than 10 percent of the total amount of deposits of insured depository institutions nationwide. In addition, interstate acquisitions may also be subject to statewide concentration limits.

The Federal Reserve Board would be prohibited from approving an application if, prior to consummation, the proposed acquirer controls any insured depository institution or branch in the home state of the target bank, and the applicant, following consummation of an acquisition, would control 30 percent or more of the total amount of deposits of insured depository institutions in that state. This legislation also provides that the provisions on concentration limits do not affect the authority of any state to limit the percentage of the total amount of deposits in the state which would be held or controlled by any bank or bank holding company to the extent the application of this limitation does not discriminate against out-of-state institutions. States may also waive the statewide concentration limit. The legislation authorizes the Federal Reserve Board to approve an application without regard to the 30 percent statewide concentration limit, if the state allows a greater percentage of total deposits to be so controlled, or the acquisition is approved by the state bank regulator and the standard on which such approval is based does not have the effect of discriminating against out-of-state institutions.

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

An item of legislation with the potential to have an impact on the Bank is the Banking on Illinois Act (“BIA”), which became effective in mid-1999 and amended the Illinois Banking Act (“IBA”) to provide potential wide range of new activities for the Bank. The provisions of the BIA are to be construed liberally in order to create a favorable business climate for banks in Illinois. The main features of the BIA are to expand bank powers through a new “wild card” provision authorizing Illinois chartered banks to offer virtually any product or service that any bank or thrift may offer anywhere in the country, subject to certain safety and soundness considerations. The BIA also gives Illinois chartered banks more options with respect to corporate governance, and gives the banks new liability protections, especially with respect to fees. Management of the Bank remains aware of the favorable environment created by the BIA and will consider the advantages that may become available to the Bank as a result of such legislation.

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

As an Illinois banking corporation controlled by a bank holding company, the Bank is not only subject to the rules regarding change of control in the Act and the Federal Deposit Insurance Act and the regulations promulgated thereunder, it is also subject to the rules regarding change in control of Illinois banks contained in the IBA.

The Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank’s extension of credit to an affiliate.

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

The Act currently prohibits a bank holding company, or any subsidiary thereof, other than a bank, from acquiring all or substantially all the assets of any bank located outside of Illinois or for a bank holding company or any subsidiary from acquiring 5% or more of the voting shares of any bank located outside of Illinois unless such acquisition is specifically authorized by the laws of the state in which the bank is located and the acquirer receives prior approval from the Federal Reserve Board. The acquisition of five 5% or more of the voting shares of any bank located in Illinois requires the prior approval of the Federal Reserve Board and is subject to state law limitations.

The Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than five 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries, except that bank holding companies may engage in, and may own shares of, companies engaged in certain businesses found by the Federal Reserve Board to be “so closely related to bankingas to be a proper incident thereto.” Under current regulations of the Federal Reserve Board, a bank holding company and its nonbank subsidiaries are permitted, among other activities, to engage in such banking-related business ventures as sales and consumer finance, equipment leasing, computer service bureau and software operations, mortgage banking and brokerage, and sale and leaseback and other forms of real estate banking. The Act does not place territorial restrictions on the activities of a bank holding company or its nonbank subsidiaries.

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

Graham-Leach-Bliley Act of 1999

The enactment of the Graham-Leach-Bliley Act of 1999 (the “GLB Act”) swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. To further this goal, the GLB Act amends section 4 of the Act providing a new regulatory framework for regulation through the financial holding company (“FHC”), which has as its umbrella regulator the Federal Reserve Board. Functional regulation of the FHC’s separately regulated subsidiaries will be conducted by its primary functional regulator. Pursuant to the GLB Act, bank holding companies, subsidiary depository institutions thereof and foreign banks electing to qualify as a FHC must be “well managed”, “well capitalized” and at least rated satisfactory under the Community Reinvestment Act in order for them to engage in new financial activities.

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

USA Patriot Act

On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions, including First Midwest and the Bank, to help prevent, detect and prosecute international money laundering and the financing of terrorism. The Department of the Treasury has adopted additional requirements to further implement Title III.

Under these regulations, a mechanism has been established for law enforcement to communicate names of suspected terrorists and money launderers to financial institutions, in return for securing the ability to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the Treasurer’s Financial Crimes Enforcement Network (“FinCEN”). Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection from the statutory safe harbor from liability, provided each financial institution notifies FinCEN of its intent to share information.

The Department of the Treasury has also adopted regulations intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Financial institutions are required to take reasonable steps to ensure that they are not providing banking services directly or indirectly to foreign shell banks.

First Midwest and the Bank have augmented their systems and procedures to accomplish compliance with these requirements. First Midwest and the Bank believe that the cost of compliance with Title III of the USA Patriot Act is not likely to be material to them.

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

The minimum capital ratios established by the guidelines are based on both tier 1 and total capital to total risk-based assets. In addition to the risk-based capital requirements, the Federal Reserve Board and the FDIC require banking institutions to maintain a minimum leveraged-capital ratio to supplement the risk-based capital guidelines

The Company exceeds the minimum required capital guidelines for both risk-based capital ratios and the leverage ratio at December 31, 2002. The Company’s capital structure and capital ratios relative to the regulatory guidelines are further detailed in the “Management of Capital” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” commencing on page 26.

Dividends

The Company’s primary source of liquidity is dividend payments from the Bank. In addition to capital guidelines, the Bank is limited in the amount of dividends it can pay to the Company under the IBA. Under this act, the Bank is permitted to declare and pay dividends in amounts up to the amount of its accumulated net profits, provided that it shall retain in its surplus at least one-tenth of its net profits since the date of the declaration of its most recent dividend until said additions to surplus, in the aggregate, equals at least the paid-in capital of the Bank. In no event may the Bank, while it continues its banking business, pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts). As of

December 31, 2002, the Bank could distribute dividends of approximately $187 million without approval from the Commissioner of Illinois.

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

FDIC Insurance Premiums

The Bank’s deposits are predominantly insured through the BIF, with certain deposits held by the Bank insured through the SAIF, both of which are administered by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC.

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums on deposits based upon their level of capital and supervisory evaluation. For 2003, the Bank will pay premium assessments on both its BIF and SAIF insured deposits in order to service the interest on the Financing Corporation (“FICO”) bond obligations which were used to finance the cost of “thrift bailouts” in the 1980’s. The FICO assessment rates for the first semi-annual period of 2003 were set at $.0168 per $100 of insured deposits each for BIF and SAIF assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment basis for the BIF and SAIF.

Where You Can Find More Information About First Midwest

First Midwest makes available, free of charge, on its website, http://www.firstmidwest.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after and, in any event, on the same days as, such material is electronically filed with or furnished to the SEC.

ITEM 2. PROPERTIES

	Markets Served	Property Type/Location	Ownership
The Company		Administrative office: Itasca, Illinois	Leased

The Bank	Cook, Champaign, DuPage, Grundy, Knox, Lake, LaSalle,	Administrative office: Itasca, Illinois	Leased
	McHenry, Rock Island, Vermilion and Will Counties, Illinois; Scott County, Iowa	Sixty-seven banking offices located in markets served.	52 owned/ 15 leased

In addition to the banking locations listed above, the Bank owns 93 automatic teller machines, some of which are housed within a banking office and some of which are independently located.

First Midwest Insurance Company operates in the same markets and locations as the Bank and maintains no separate properties.

ITEM 3. LEGAL PROCEEDINGS

There are certain legal proceedings pending against First Midwest and its Affiliates in the ordinary course of business at December 31, 2002. First Midwest believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial condition of First Midwest.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS.

First Midwest’s common stock is traded on the NASDAQ Market System under the symbol “FMBI.” Stock price quotations can be found in The Wall Street Journal and other major daily newspapers. As of December 31, 2002, there were 2,877 stockholders of record. The following table sets forth the common stock price, dividends per share, and book value per share during each quarter of 2002 and 2001.

	2002				2001
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$28.79	$30.13	$32.16	$29.81	$29.81	$28.00	$24.68	$23.40
Low	$23.80	$23.34	$26.24	$27.01	$24.54	$23.04	$22.01	$20.65
Quarter-end	$26.71	$26.86	$27.78	$29.04	$29.19	$27.02	$24.68	$22.52
Cash dividends per share	$0.19	$0.17	$0.17	$0.17	$0.17	$0.16	$0.16	$0.16
Dividend yield at quarter-end(1)	2.85%	2.53%	2.45%	2.34%	2.33%	2.37%	2.59%	2.84%
Book value per share at quarter-end	$10.42	$10.44	9.91	$9.21	$9.18	$9.31	$9.03	$9.14

(1)	Ratios are presented on an annualized basis.

A discussion regarding the regulatory restrictions applicable to the Bank’s ability to pay dividends to the Company is included in the “Dividends” section under Item 1 located on page 7. A discussion of the Company’s history and philosophy regarding the payment of dividends is included in the “Management of Capital” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” commencing on page 26.

Equity Compensation Plans

The following table sets forth information, as of December 31, 2002, relating to equity compensation plans of the Company pursuant to which options, restricted stock, restricted stock units, or other rights to acquire shares may be granted from time to time.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise prices of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	2,062,850	$21.8775	2,757,139
Equity compensation plans not approved by security holders(2)	6,600	14.8800	—

Total	2,069,450	$21.8551	2,757,139

(1)	Includes all outstanding options and awards under the Omnibus Stock and Incentive Plan and the Non-Employee Directors’ 1997 Stock Option Plan (the “Plans”). Additional information and details about the Plans are also disclosed in Notes 1 and 14 of “Notes to Consolidated Financial Statements” commencing on pages 44 and 59, respectively, of this Form 10-K.

(2)	Represents shares underlying deferred stock units credited under the Company’s Nonqualified Retirement Plan, payable on a one-for-one basis in shares of the Company’s common stock.

The Nonqualified Retirement Plan is a defined contribution deferred compensation plan under which participants are credited with deferred compensation equal to contributions and benefits that would have accrued to the participant under the Company’s tax-qualified plans, but for limitations under the Code, and to amounts of salary and annual bonus that the participant has elected to defer. Participant accounts are deemed to be invested in separate investment accounts under the plan, which mirror the investment accounts available under the Company’s tax-qualified savings and profit sharing plan, including an investment account deemed invested in shares of Company common stock. The accounts are adjusted to reflect the investment return related to such deemed investments. Except for the 6,600 shares set forth in the table above, all amounts credited under the Plan are paid in cash.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the operating results and financial condition of First Midwest for the each of the five years ended December 31, 2002 is presented in the table that follows. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the factors affecting First Midwest’s financial condition and operating results is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” commencing on the following page 11.

	Years ended December 31,
	2002	2001	2000	1999	1998
Operating Results (Amounts in thousands)
Interest income	$329,664	$385,218	$421,517	$361,279	$364,597
Interest expense	110,910	180,838	231,906	168,615	177,016
Net interest income	218,754	204,380	189,611	192,664	187,581
Provision for loan losses(1)	15,410	19,084	9,094	5,760	5,542
Noninterest income	66,991	68,866	63,198	58,334	55,462
Noninterest expense	148,052	145,356	144,416	149,809	142,654
Acquisition costs and expenses(2)	—	—	—	—	16,148
Income tax expense	32,133	26,668	23,759	24,520	23,995
Net income(2)	$90,150	$82,138	$75,540	$70,909	$54,704

Per Share Data
Basic earnings per share	$1.88	$1.64	$1.47	$1.35	$0.99
Diluted earnings per share(2)	1.86	1.63	1.46	1.34	0.98
Cash dividends declared	0.700	0.650	0.592	0.528	0.488
Book value at period end	10.42	9.18	8.75	7.19	8.32
Market value at period end	26.71	29.19	23.00	21.20	20.30

Performance Ratios
Return on average equity(2)	18.82%	17.89%	19.17%	17.39%	11.78%
Return on average assets(2)	1.53%	1.43%	1.30%	1.34%	1.07%
Net interest margin—tax equivalent	4.28%	4.10%	3.76%	4.24%	4.21%
Dividend payout ratio	37.63%	39.88%	40.55%	39.40%	49.80%
Average equity to average asset ratio	8.12%	7.99%	6.79%	7.71%	9.12%

Consolidated Statements of Condition Highlights (Amounts in thousands)	As of December 31,
	2002	2001	2000	1999	1998
Total assets	$5,980,533	$5,667,919	$5,906,484	$5,511,588	$5,192,887
Loans	3,406,846	3,372,306	3,233,196	2,962,487	2,664,417
Deposits	4,172,954	4,193,921	4,252,205	4,001,183	4,050,451
Stockholders’ equity	491,953	447,267	446,723	369,261	452,898

(1)	1998 includes $650 in provisions for loan losses incident to conforming the credit policies of an acquiree to those of the Company.

(2)	1998 net income, diluted earnings per share, return on average equity and return on average assets on a pro forma basis excluding the after tax effect of the provisions for loan losses discussed in (1) above and acquisition costs and expense are $67,237, $1.20, 14.48%, and 1.32% respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting First Midwest’s Consolidated Statements of Income for the years 2000 through 2002 and Consolidated Statements of Condition as of December 31, 2001 and 2002. The discussion is designed to provide stockholders with a more comprehensive review of the operating results and financial condition than could be obtained from a review of the consolidated financial statements alone and should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

A condensed review of operations for the fourth quarter of 2002 is included herein, commencing on page 38. The review provides an analysis of the quarterly earnings performance for the fourth quarter of 2002 as compared to the same period in 2001.

All amounts are presented in thousands, except per share data. Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

FORWARD LOOKING STATEMENTS

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: First Midwest and its representatives may from time to time make written or oral statements that are “forward-looking” and provide other than historical information, including statements contained in the Form 10-K, the Company’s other filings with the Securities and Exchange Commission or in communications to its shareholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed below.

In some cases, the Company has identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expects,” “should, “ “could, “ “may,” “will continue to,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. These forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Among the factors that could have an impact on the Company’s ability to achieve operating results and growth plan goals are:

•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of allowances for possible loan losses to absorb the amount of actual future losses inherent in the existing portfolio of loans;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Bank’s loan portfolio;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Asset/liability matching risks and liquidity risks;

•	Changes in the economic environment, competition or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing and Company’s ability to successfully pursue acquisition and expansion strategies;

•	The impact from liabilities arising from legal or administrative proceedings the financial condition of the Company;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which First Midwest conducts business;

•	Changes in accounting principles, policies or guidelines affecting the businesses conducted by the Company or its Affiliates;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory and technical factors affecting First Midwest’s operations, products, services, and prices.

The Company wishes to caution that the foregoing list of important factors may not be all-inclusive and specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

With respect to forward-looking statements set forth in the notes to consolidated financial statements, including those relating to contingent liabilities and legal proceedings, as well as the Company’s 2001 Annual Report on Form 10-K, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities and the actions of plaintiffs, judges and juries.

The following information should be read in conjunction with the consolidated financial statements of the Company and its Affiliates and notes thereto, appearing elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

First Midwest’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and are consistent with predominant practices in the financial services industry. Application of critical accounting policies, those policies that Management believes are the most important to the Company’s financial position and results, requires Management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes and are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

First Midwest has numerous accounting policies, of which the most significant are presented in Note 1 of “Notes to Consolidated Financial Statements” commencing on page 44 of this Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has determined that its accounting policies with respect to the reserve for loan losses and income taxes are the accounting areas requiring subjective or complex judgments that are most important to the Company’s financial position and results of operations, and, as such, are considered to be critical accounting policies as discussed below.

Reserve for Loan Losses

Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The Company’s reserve for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the reserve for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, see Note 1 of “Notes to Consolidated Financial Statements” commencing on page 44 of this Form 10-K.

Income Taxes

The Company accounts for income tax expense by applying an estimated effective tax rate to its pre-tax income. The effective tax rate is based on Management’s judgments and estimates regarding permanent differences in the treatment of specific items of income and expense for financial statement and income tax purposes. In addition, the Company recognizes deferred tax assets and liabilities, recorded in the Consolidated Statements of Condition, based on Management’s judgments and estimates regarding temporary differences in the recognition of income and expenses for financial statement and income tax purposes.

The Company must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, Management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Although the Company has determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets are recognizable. For additional discussion of income taxes, see Notes 1 and 13 of “Notes to Consolidated Financial Statements” commencing on pages 44 and 58, respectively, of this Form 10-K.

SUMMARY OF RESULTS

Net Income

Net income for 2002 increased to a record $90,150, or $1.86 per share, as compared to $82,138, or $1.63 per share, in 2001 and $75,540, or $1.46 per share, in 2000. Net income per share increased by 14.1% in 2002 as compared to 2001 and followed an increase of 11.6% in 2001 as compared to 2000. The improvement in 2002 resulted primarily from increases in net interest income, while the increase in 2001 from 2000 resulted primarily from a similar increase in net interest income coupled with an increase in noninterest income from fee based services.

Performance Ratios

Performance for 2002 resulted in a return on average assets of 1.53% as compared to 1.43% for 2001 and 1.30% for 2000 and a return on average equity of 18.82% as compared to 2001’s 17.89% and 2000’s 19.17%. The return on average equity is influenced in part by fluctuations in average stockholders’ equity resulting from changes in the level of unrealized security gains and losses occurring over the course of a year. For the year 2002, average net unrealized security gains added $34,226 to average stockholders’ equity as compared to $50,991 in 2001.

Credit Quality

Nonperforming loans at December 31, 2002 totaled $12,525, or .37% of total loans, improving from $16,847, or .50% of total loans, at year-end 2001, with the 2002 year-end level representing the lowest such level in five years. Foreclosed real estate increased to $5,496 at December 31, 2002 as compared to $3,630 at December 31, 2001. Nonperforming assets (comprised of nonperforming loans plus foreclosed real estate) totaled $18,021 at December 31, 2002 as compared to $20,477 at year-end 2001, the lowest such level in five years. Additionally, loans past due 90 days and still accruing interest totaled $3,307 at December 31, 2002 as compared to $5,783 at year-end 2001, representing the lowest such level in the last eight years.

The provision for loan losses charged to operating expense for 2002 totaled $15,410 as compared to $19,084 and $9,094 for 2001 and 2000, respectively. Net charge-offs for 2002 were .45% of average loans as compared to .49% for 2001 and .21% for 2000. Provisions for loan losses for 2002 fully covered net charge-offs, resulting in the ratio of the reserve for loan losses to total loans at December 31, 2002 being maintained at 1.41% and approximating the level of the last nine quarters.

Loan Growth and Funding

Total loans for the year ended December 31, 2002 were 1.0% higher than for 2001 on both a period end and average basis, with all loan categories experiencing growth except for 1-4 family real estate and indirect consumer lending.

Total average deposits for 2002 totaled $4,213,974, increasing 1.0% from 2001’s $4,170,899. Reflective of customer liquidity preferences and targeted sales promotions, average balances maintained in core transactional accounts (demand, savings, NOW, and money market accounts) increased $275,215, or 12.5%, from 2001. Average balances maintained in time deposits decreased by $232,140, or 11.8%, from 2001, as pricing strategies encouraged customers desiring shorter-term maturities to transfer balances to the targeted transactional accounts just described.

Capital and Dividends

First Midwest continued to maintain a strong capital structure at December 31, 2002 with tier 1 and total capital to risk-based asset ratios of 9.93% and 11.03%, respectively, compared with the minimum “well capitalized” levels for regulatory purposes of 6% and 10%, respectively.

The Company’s capital position and earnings have allowed it to increase its dividend in 2002, the eleventh increase in the last ten years, to an indicated annual rate of $.76 per share, from $.68 in 2001 and $.64 in 2000. First Midwest also repurchased 1,866 shares of its stock during 2002.

MANAGEMENT OF NET INTEREST MARGIN

Net Interest Income

The primary source of the Company’s traditional banking revenue is net interest income, which represents the difference between interest income and fees earned on loans, securities, and other earning assets and interest expense paid for the funding sources used to finance these assets. Changes in net interest income generally occur due to fluctuations in the volume of earning assets and paying liabilities and the rates earned and paid, respectively, on these assets and liabilities. Net interest margin represents net interest income as a percentage of total interest-earning assets. For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other earning assets are presented in Notes 1, 5, and 20 of “Notes to Consolidated Financial Statements” commencing on pages 44, 52, and 64, respectively, of this Form 10-K.

Net interest income on a tax equivalent basis increased by $14,151, or 6.5%, to $232,768 in 2002 compared to $218,617 in 2001 and $204,982 in 2000. Tax equivalent net interest margin was 4.28% in 2002 as compared to 4.10% in 2001 and 3.76% in 2000. The increase from 2001 in both net interest margin and net interest income was primarily due to the magnitude and timing of 2001’s historic decline in interest rates and the continued low level of interest rates in 2002. As a result, 2002’s interest expense declined by $69,928 from 2001 outpacing the decline in interest income of $55,777. In 2001, the increase in both net interest margin and net interest income from 2000 was driven by profitable loan growth and the drop in interest rates over the course of the year.

Table 1 summarizes First Midwest’s average interest-earning assets and funding sources over the last three years, as well as interest income and interest expense related to each category of assets and funding sources and the yield earned and rates paid on each. The table also shows the trend in net interest margin on a quarterly basis for 2002 and 2001, including the tax equivalent yields on earning assets and rates paid on interest-bearing liabilities. Table 2 analyzes the changes in interest income, interest expense, and net interest income that result from changes in the volumes of earning assets and funding sources, as well as fluctuations in interest rates.

Tax equivalent interest income was $343,678 in 2002 as compared to $399,455 and $436,888 for 2001 and 2000, respectively. Interest-earning assets repricing in 2002 and 2001’s lower rate environment caused the yield on average earning assets to decline by 118 basis points to 6.32% in 2002 and 52 basis points to 7.50% in 2001 and accounted for $64,222, or 92%, and $36,437, or 97%, respectively, of the decrease in interest income compared to the preceding year.

Average interest-earning assets for 2002 increased by $111,334, or 2.1%, to $5,440,772 as compared to $5,329,438 in 2001 with the growth in volume increasing 2002’s interest income by $8,445. Average loans outstanding for 2002 increased by $32,618, or 1%, over 2001, while average securities increased by $78,872, or 4%. In 2001, average interest-earning assets decreased by $117,384, or 2.2%, as compared to 2000. 2001’s interest income was unaffected by the overall decrease in volume as average growth in higher yielding loans offset the decline in securities.

Interest expense declined by $69,928 to $110,910 in 2002 as compared to $180,838 in 2001 and $231,906 in 2000. Interest-bearing liabilities repricing in the lower rate environment caused the rate paid on average interest-bearing deposits to fall by 158 basis points to 2.40% in 2002 and by 96 basis points to 3.98% in 2001. The lower interest rates paid on customer deposits and borrowed funds accounted for $65,534, or 94%, and $43,797, or 86%, respectively, of the decrease in 2002 and 2001 interest expense as compared to the preceding year.

Average interest-bearing liabilities for 2002 increased by $71,528, or 1.6%, to $4,619,707, while, in 2001, average interest-bearing liabilities decreased by $143,718, or 3.1%. The mix of average deposits in 2002 and 2001 saw a shift from higher costing time deposits to less expensive core transactional deposits. This shift resulted in lower interest expense for 2002 and 2001 of $4,394 and $7,271, respectively. As discussed in the subsequent section entitled “Funding and Liquidity Management,” customer repositioning of deposit balances was influenced by pricing and promotional strategies as well as liquidity preferences given the existent interest rate and economic climate.

Tax equivalent net interest margin was 4.28% in 2002, as compared to 4.10% in 2001. Net interest margin trended upward for each quarter of 2001 and the first half of 2002 peaking at 4.43% for second quarter 2002. This positive trend was the result of the sensitivity of interest-bearing liabilities to changing interest rates during the declining rate environment of 2001. This positive trend reversed in the second half of 2002 as a greater volume of earning assets began to reprice in the stable, low interest rate environment that existed for most of 2002. As a result, net interest margin declined to 4.26% and 4.10%, respectively, for third and fourth quarters 2002. In part, the speed of decline was also accelerated by the impact of refinance related prepayments on mortgage-backed securities and certain measures taken by management to better insulate net interest income and margin from the potential of rising interest rates. The section entitled “Market Risk and Interest Rate Sensitivity Management,” commencing on page 17, describes the measures taken during the year and discusses the techniques used to manage the volatility and other factors that affect net interest margin and net interest income.

Table 1

Net Interest Income and Margin Analysis

(Amounts in thousands)

	2002			2001			2000
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets:
Interest-bearing deposits with banks	$5,474	$106	1.94	$7,653	$281	3.67	$2,812	$181	6.44
Securities:
Available for sale—taxable	1,463,643	76,705	5.24	1,391,278	90,551	6.51	1,720,841	114,779	6.67
Available for sale—nontaxable(1)	476,946	35,786	7.50	478,361	35,171	7.35	485,785	37,045	7.63
Held to maturity—taxable	43,310	2,548	5.88	23,829	1,570	6.59	22,631	1,620	7.16
Held to maturity—nontaxable(1)	54,900	4,003	7.29	66,459	5,466	8.22	21,478	1,810	8.43

Total securities	2,038,799	119,042	5.84	1,959,927	132,758	6.77	2,250,735	155,254	6.90
Federal funds sold and securities purchased under agreements to resell	3,587	69	1.92	2,361	97	4.11	14,376	930	6.47
Mortgages held for sale	10,404	642	6.17	9,607	640	6.66	5,016	413	8.23
Loans, net of unearned discount(1)(2)	3,382,508	223,819	6.62	3,349,890	265,679	7.93	3,173,883	280,110	8.83

Total interest-earning assets (1)(2)	5,440,772	343,678	6.32	5,329,438	399,455	7.50	5,446,822	436,888	8.02

Cash and due from banks	165,847			156,348			151,614
Reserve for loan losses	(48,312)			(46,498)			(43,784)
Other assets	343,591			310,101			252,456

Total assets	$5,901,898			$5,749,389			$5,807,108

Liabilities and Stockholders Equity:
Savings deposits	$454,588	4,191	0.92	$435,575	7,168	1.65	$467,746	9,158	1.96
NOW accounts	723,634	10,291	1.42	501,800	8,574	1.71	474,108	9,367	1.98
Money market deposits	552,440	10,993	1.99	572,973	17,587	3.07	489,589	21,712	4.43
Time deposits	1,739,017	56,141	3.23	1,971,157	101,168	5.13	2,019,914	115,650	5.73
Borrowed funds	1,150,028	29,294	2.55	1,066,674	46,341	4.34	1,240,540	76,019	6.13

Total interest-bearing liabilities	4,619,707	110,910	2.40	4,548,179	180,838	3.98	4,691,897	231,906	4.94

Demand deposits	744,295			689,394			664,683
Other liabilities	58,788			52,584			56,447
Stockholders’ equity	479,108			459,232			394,081

Total liabilities and stockholders’ equity	$5,901,898			$5,749,389			$5,807,108

Net interest income/margin(1)		$232,768	4.28		$218,617	4.10		$204,982	3.76

Quarterly Net Interest Margin Trend

	2002				2001
	Fourth	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets	5.95%	6.28%	6.50%	6.55%	6.91%	7.44%	7.69%	7.94%
Rates paid on interest-bearing liabilities	2.19%	2.37%	2.43%	2.62%	3.04%	3.71%	4.27%	4.86%
Net interest margin(1)	4.10%	4.26%	4.43%	4.32%	4.33%	4.27%	4.04%	3.77%

(1)	Interest income and yields are presented on a tax equivalent basis, assuming a federal tax rate of 35%.

(2)	Loans on a nonaccrual basis for the recognition of interest income totaled $12,525, $16,847 and $19,849, as of December 31, 2002, 2001, and 2000, respectively, and are included in loans, net of unearned discount, for purposes of this analysis.

Table 2

Changes in Net Interest Income Applicable to Volumes and Interest Rates

(Amounts in thousands)

2002 as Compared to 2001	Interest Income/Expense			Increase/(Decrease) due to:(1)
	2002	2001	Increase (Decrease)	Volume	Rate	Total
Interest-bearing deposits with banks	$106	$281	(175)	$(66)	$(109)	$(175)
Securities:
Available for sale—taxable	76,705	90,551	(13,846)	5,044	(18,890)	(13,846)
Available for sale—nontaxable(2)	35,786	35,171	615	(104)	719	615
Held to maturity—taxable	2,548	1,570	978	1,125	(147)	978
Held to maturity—nontaxable(2)	4,003	5,466	(1,463)	(886)	(577)	(1,463)

Total securities	119,042	132,758	(13,716)	5,179	(18,895)	(13,716)
Federal funds sold and securities purchased under agreements to resell	69	97	(28)	700	(728)	(28)
Mortgages held for sale	642	640	2	18	(16)	2
Loans, net of unearned discount(2)	223,819	265,679	(41,860)	2,614	(44,474)	(41,860)

Total interest income(2)	343,678	399,455	(55,777)	8,445	(64,222)	(55,777)

Savings deposits	4,191	7,168	(2,977)	328	(3,305)	(2,977)
NOW accounts	10,291	8,574	1,717	2,767	(1,050)	1,717
Money market deposits	10,993	17,587	(6,594)	(610)	(5,984)	(6,594)
Time deposits	56,141	101,168	(45,027)	(10,849)	(34,178)	(45,027)
Borrowed funds	29,294	46,341	(17,047)	3,970	(21,017)	(17,047)

Total interest expense	110,910	180,838	(69,928)	(4,394)	(65,534)	(69,928)

Net interest income(2)	$232,768	$218,617	$14,151	$12,839	$1,312	$14,151

2001 as Compared to 2000	Interest Income/Expense			Increase/(Decrease) due to:(1)
	2001	2000	Increase (Decrease)	Volume	Rate	Total
Interest-bearing deposits with banks:	$281	$181	$100	$133	$(33)	$100
Securities:
Available for sale—taxable	90,551	114,779	(24,228)	(21,510)	(2,718)	(24,228)
Available for sale—nontaxable(2)	35,171	37,045	(1,874)	(560)	(1,314)	(1,874)
Held to maturity—taxable	1,570	1,620	(50)	100	(150)	(50)
Held to maturity—nontaxable(2)	5,466	1,810	3,656	3,699	(43)	3,656

Total securities	132,758	155,254	(22,496)	(18,271)	(4,225)	(22,496)
Federal funds sold and securities purchased under agreements to resell	97	930	(833)	(580)	(253)	(833)
Mortgages held for sale	640	413	227	287	(60)	227
Loans, net of unearned discount(2)	265,679	280,110	(14,431)	17,435	(31,866)	(14,431)

Total interest income(2)	399,455	436,888	(37,433)	(996)	(36,437)	(37,433)

Savings deposits	7,168	9,158	(1,990)	(600)	(1,390)	(1,990)
NOW accounts	8,574	9,367	(793)	603	(1,396)	(793)
Money market deposits	17,587	21,712	(4,125)	5,109	(9,234)	(4,125)
Time deposits	101,168	115,650	(14,482)	(2,737)	(11,745)	(14,482)
Borrowed funds	46,341	76,019	(29,678)	(9,646)	(20,032)	(29,678)

Total interest expense	180,838	231,906	(51,068)	(7,271)	(43,797)	(51,068)

Net interest income(2)	$218,617	$204,982	$13,635	$6,275	$7,360	$13,635

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income is presented on a tax equivalent basis, assuming a federal tax rate of 35%.

Market Risk and Interest Rate Sensitivity Management

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is First Midwest’s primary market risk and is the result of reprice, basis, and option risk. Reprice risk represents timing mismatches in First Midwest’s ability to alter contractual rates earned on financial assets or paid on liabilities in response to market interest rates. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of the spread earned on a loan or investment relative to its cost of funds. Option risk arises from the “embedded options” present in many financial instruments such as loan prepayment options or deposit early withdrawal options. These provide customers opportunities to take advantage of directional changes in rates and could have an adverse impact on First Midwest’s margin performance.

First Midwest seeks to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Asset and Liability Management Committee (“ALCO”) oversees financial risk management by developing programs to measure and manage interest rate risks within Board authorized limits. ALCO is also responsible for approving First Midwest’s asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing First Midwest’s interest rate sensitivity position. Management uses net interest income and economic value of equity simulation modeling tools to analyze and capture near-term and longer-term interest rate exposures.

Net interest income represents First Midwest’s primary tool for measuring interest rate sensitivity. Net interest income simulation analysis measures the sensitivity of net interest income to various interest rate movements and balance sheet structures. The simulation is based on actual cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The simulation includes Management projections for activity levels in each of the product lines offered by the Company. Assumptions based upon the historical behavior of deposit rates and balances in relation to interest rates are also incorporated into the simulation. These assumptions are inherently uncertain, and as a result, the simulation cannot precisely measure net interest income or precisely predict the impact of the fluctuation in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

ALCO monitors and manages interest rate risk within approved policy limits. The simulation model assesses the magnitude of changes in net interest income resulting from changes in interest rates over both a 12 and 24 month horizon and uses multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, a “most likely” forecast (which the Company believes to be the most probable outlook), a graduated increase and decrease of 200 basis points that occurs in equal steps over a six month time horizon, and immediate increases and decreases of 200 and 300 basis points.

The Company’s current interest rate risk policy limits are determined by measuring the change in net interest income over a 12 month horizon assuming a significant 200 basis point graduated increase in all interest rate limits. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12 month horizon assuming no change in current interest rates.

The Company’s 12 month net interest income sensitivity profile as of year-end 2002 and 2001 is as follows.

Table 3

Analysis of Net Interest Income Sensitivity

	Graduated Change in Rates(1)		Immediate Change in Rates
	-200(2)	+200	-200(2)	+200	-300(2)	+300
December 31, 2002	-4.8%	-1.8%	-6.1%	+1.0%	-6.1%	+1.8%
December 31, 2001	+1.3%	-3.6%	+5.8%	-5.0%	+5.8%	-7.5%

(1)	Reflects an assumed change in interest rates that occurs in equal steps over a six month horizon.

(2)	Due to the low level of interest rates as of year-end 2002 and 2001, Management’s judgment was used to set reasonable levels of change in the yield curve and establish, where appropriate, interest rate floors for select interest-earning assets and interest-bearing liabilities.

2002’s sensitivity profile reflects a decrease from 2001 in the degree of net interest income change, given a significant rise in interest rates. In the case of an immediate 200 basis point change in rates, the adverse impact to net interest income declined to a negative 1.8% in 2002 from a negative 3.6% in 2001. This decrease is reflective of Management’s efforts to better insulate future net interest income exposure to rising interest rates. As mortgage interest rates reached 40-year historic lows in third quarter 2002, refinance-related prepayments accelerated, and cash flows received from mortgage-backed securities increased significantly. As further discussed in the subsequent section entitled “Investment Portfolio Management,” the Company adopted investment strategies that allowed the effective duration of its $2.0 billion securities portfolio to shorten. This strategy, while dampening net interest margin in third and fourth quarter 2002, gives the Company the flexibility to extend the portfolio’s duration and receive higher yields as market opportunities present themselves in 2003. In addition, through pricing and promotional strategies further described in the subsequent section titled “Funding and Liquidity Management,” the Company was able to reduce its exposure to rising rates by growing core, non-indexed transactional accounts and lengthening the maturity of time deposits and certain borrowed funds.

In the case of a 200 basis point graduated change in interest rates, net interest income is estimated to be adversely impacted both in rising (-1.8%) and falling (-4.8%) rate scenarios. This condition is caused by differing repayment rates of mortgage loans and mortgage-backed securities in increasing and decreasing rate environments and the greater latitude to raise rather than lower some deposit rates, given the already very low level of interest rates.

In addition to the simulation analysis, Management uses an economic value of equity sensitivity technique to capture the risk in both short and long-term positions. ALCO uses the economic value of equity sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of expected cash flows on all assets, liabilities, and off-balance sheet contracts under different interest rate scenarios. The discounted present value of all cash flows represents First Midwest’s economic value of equity. Economic value of equity does not represent the true fair value of asset, liability, and derivative positions, since it does not consider factors like credit risk and liquidity nor does it consider the impact of future changes to the balance sheet. First Midwest’s policy guidelines call for preventative measures to be taken in the event that an immediate increase or decrease in interest rates of 200 basis points is estimated to reduce the economic value of equity by more than 20%.

At December 31, 2002, an immediate 200 basis point increase in market rates would negatively impact First Midwest’s economic value of equity by 6.8% as compared to 10.6% in 2001. An immediate 200 basis point decrease in market rates, as adjusted to allow for 2002’s already low level of interest rates, would positively impact the economic value of equity by 3.8% in 2002 as compared to 6.9% in 2001. Consistent with previously discussed net interest income simulation findings, 2002’s sensitivity of the economic value of equity to rising interest rates was reduced due to certain security portfolio management and deposit pricing strategies undertaken to reduce exposure to rising interest rates. 2002’s sensitivity to falling rates was reduced in comparison to 2001 due to the low level of interest rates that existed at the end of 2002.

Overall, First Midwest believes that its current balance sheet structure and net interest income performance, while adversely impacted by significant, rapid increases in interest rates, is less vulnerable to increasing interest rates as compared to the condition that existed at year-end 2001. Conversely, First Midwest’s balance sheet and net interest income is more vulnerable to an immediate decrease in interest rates than it was at the year-end 2001 due to the low level of interest rates.

As part of its approach to controlling the interest rate risk within its balance sheet, First Midwest has utilized derivative instruments (specifically interest rate swaps with third parties) in order to limit volatility in net interest income. The advantages of using such interest rate derivatives include minimization of balance sheet leverage resulting in lower capital requirements as compared to cash instruments, the ability to maintain or increase liquidity, and the opportunity to customize the interest rate swap to meet desired risk parameters. The accounting policies underlying the treatment of derivative financial instruments in the Consolidated Statements of Condition and Income of First Midwest are described in Notes 1 and 20 of “Notes to Consolidated Financial Statements” commencing on pages 44 and 64, respectively, of this Form 10-K.

Interest rate swap transactions involve exchanges of fixed and floating rate interest payments without the exchange of the underlying notional (i.e., principal) amount on which the interest payments are calculated. When the interest rate swap has been appropriately designated as a hedge, the net cash flow paid or received by First Midwest on these transactions is treated as an adjustment to interest income and expense on the underlying earning asset or funding source to which the swap relates. A risk associated with interest rate swap transactions is credit risk, defined as the ability of the swap counterparty to perform its interest payment obligation under the terms of the agreement. Credit risk on interest rate swap transactions consists of the aggregate net interest payable to First Midwest by the counterparty in addition to the aggregate unrealized gain on the swap position. First Midwest controls this credit risk by reviewing each counterparty for creditworthiness prior to entering into transactions and maintaining a policy limiting credit exposure to any one counterparty to not more than 2.5% of consolidated stockholders’ equity. In addition, First Midwest’s interest rate swap transactions require the establishment of a mutual mark-

to-market arrangement whereby cash collateral is required to be on deposit with First Midwest and/or the counterparty, depending upon the existing net settlement position. First Midwest does not act as an intermediary in arranging interest rate swaps for customers.

As of December 31, 2002 and 2001, First Midwest had total interest rate swaps with an aggregate notional amount of $125,000 and $100,000 in place, respectively, hedging various balance sheet categories. The specific terms of the interest rate swaps outstanding as of December 31, 2002 and 2001 are discussed in Note 20 of “Notes to Consolidated Financial Statements” commencing on page 64 of this Form 10-K.

Funding and Liquidity Management

Liquidity management is the ability to provide funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs. First Midwest’s liquidity policy establishes parameters as to how liquidity should be managed to maintain flexibility in responding to changes in liquidity needs over a 12 month forward period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank Board of Directors. The compliance plan includes a recorded analysis that measures projected needs to purchase and sell funds. Inherent in the analysis is a set of projected balance sheet assumptions that are updated quarterly throughout the year. Based on such assumptions, First Midwest determines its total cash liquidity on hand and adds to that position excess collateral capacity from pledging, unused federal funds purchased lines, and other unused borrowing capacity such as Federal Home Loan Bank advances, resulting in a calculation of First Midwest’s total liquidity capacity. First Midwest’s total policy-directed liquidity requirement is 7.5% of total sources (demand deposits, interest-bearing transactions deposits, retail time deposits, other borrowings, and other liabilities and equity) less pledged deposits. Based upon First Midwest’s projections as of December 31, 2002, the Company expects to have net excess liquidity capacity, based upon policy guidelines, for the forward twelve-month period.

Table 4 provides a year-to-year comparison of the sources of First Midwest’s liability funding based upon average balances over the last three years. Average, rather than period-end, balances are more meaningful in analyzing First Midwest’s funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

Table 4

Funding Sources—Average Balances

(Amounts in thousands)

	2002	% of Total	2001	% of Total	2000	% of Total
Demand deposits	$744,295	13.9	$689,394	13.2	$664,683	12.4
Savings deposits	454,588	8.5	435,575	8.3	467,746	8.7
NOW accounts	723,634	13.5	501,800	9.6	474,108	8.9
Money market accounts	552,440	10.3	572,973	10.9	489,589	9.1

Core transactional deposits	2,474,957	46.1	2,199,742	42.00	2,096,126	39.1

Time deposits	1,739,017	32.4	1,971,157	37.6	2,019,914	37.7

Core deposits	4,213,974	78.6	4,170,899	79.6	4,116,040	76.8
Repurchase agreements	519,113	9.6	618,518	11.8	1,006,133	18.8
Funds purchased and other borrowed funds	630,915	11.8	448,156	8.6	234,407	4.4

Borrowed funds	1,150,028	21.4	1,066,674	20.4	1,240,540	23.2

Total funding sources	$5,364,002	100.0	$5,237,573	100.0	$5,356,580	100.0

In 2001 and 2002, First Midwest focused its sales efforts on increasing core funding sources from deposits as funding costs are generally less expensive than wholesale, borrowed funds and do not typically require the pledging of securities as collateral. As discussed previously in the section entitled “Market Risk and Interest Rate Sensitivity,” commencing on page 17 of this Form 10-K, these efforts were in concert with First Midwest’s strategy to reduce it exposure to increases in market interest rates. As shown in Table 4, average core deposits for 2002 totaled $4,213,974, representing an increase of $43,075, or 1.0%, in 2002 and followed an increase of 1.3% in 2001 over 2000.

2002’s level of average core deposits represented 78.6% of total funding sources and approximated 2001’s level of 79.6%. Average core transactional deposits increased by $275,215, or 12.5%, over 2001 while average time deposits declined by

$232,140, or 11.8%. The shift in deposit mix was driven by a combination of pricing and promotional strategies employed during late 2001 and throughout 2002.

In late 2001, First Midwest introduced a non-indexed, “high yield” interest-bearing checking account at a 90 day promotional rate, which by the end of 2001 totaled $207,731. The balances remained outstanding during all of 2002 and drove the 44.2% increase in average NOW accounts as compared to the prior year. Over the same time period, time deposit pricing, while competitive across all terms, specifically emphasized longer-term maturities.

The combination of these pricing strategies and the overall low level of interest rates and instability in the equity markets, created an incentive for customers seeking liquidity to shift balances to transactional accounts as opposed to shorter-term time deposits. As equity markets stabilize or interest rates increase, Management expects that customer liquidity preferences will change and some portion of transactional balances will revert to time deposits as influenced by then existent pricing and competition.

Tables 5 and 6 that follow provide additional information regarding First Midwest’s time deposit and wholesale funding activities over the last 3 years.

Table 5

Maturities of Time Deposits of $100 or More

(Amounts in thousands)

	As of December 31,
	2002	2001	2000
Maturing within 3 months	$256,755	$250,793	$334,816
After 3 but within 6 months	100,090	170,793	212,236
After 6 but within 12 months	122,926	125,570	126,789
After 12 months	72,585	65,804	56,834

Total	$552,356	$612,960	$730,675

Table 6

Borrowed Funds

(Amounts in thousands)

	2002		2001		2000
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year-end:
Securities sold under agreements to repurchase	$384,408	1.21	$494,851	2.04	$911,872	6.37
Federal funds purchased	278,000	1.24	207,000	1.53	124,000	6.43
Federal Home Loan Bank advances	575,000	3.72	270,000	4.79	110,000	6.90

Total borrowed funds	$1,237,408	2.38	$971,851	2.70	$1,145,872	6.43

Average for the year:
Securities sold under agreements to repurchase	$519,113	1.65	$618,518	4.14	$1,006,133	6.08
Federal funds purchased	193,929	1.72	214,814	3.85	84,582	6.42
Federal Home Loan Bank advances	436,986	3.98	233,342	5.35	149,426	6.30
Other borrowed funds	—	—	—	—	399	6.77

Total borrowed funds	$1,150,028	2.55	$1,066,674	4.34	$1,240,540	6.13

Maximum month-end balance:
Securities sold under agreements to repurchase	$621,630		$691,940		$1,162,484
Federal funds purchased	278,000		297,000		170,000
Federal Home Loan Bank advances	575,000		270,000		180,000
Other borrowed funds	—		—		5,000

Average borrowed funds totaled $1,150,028 representing an increase of $83,354, or 7.8%, over 2001 and stood in contrast to 2001’s decrease of 14.0% from 2000. First Midwest makes extensive, interchangeable use of both repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to supplement core deposits and leverage the interest yields produced through its securities portfolio. As of December 31, 2002, the weighted average maturity of repurchase agreements and FHLB advances was 1.67 years as compared to .92 years for 2001. This increase was consistent with Management strategies to opportunistically lengthen interest-bearing liability terms in the current low interest rate environment.

The liquidity needs of First Midwest Bancorp, Inc. (“parent company”) consist primarily of operating expenses of the parent company and dividend payments to First Midwest’s stockholders. The primary source of liquidity for the parent company is dividends from Affiliates. At December 31, 2002, the parent company had short-term credit facilities, which require no compensating balances, available to fund cash flow needs totaling $50,000. The parent company also has the ability to enhance its liquidity position by raising capital or incurring debt. The parent company had no long-term debt or debt outstanding under its short-term credit facilities as of year-end 2002 and had cash and equivalent short-term investments of $27,063 as of such date.

ANALYSIS OF NONINTEREST INCOME AND EXPENSE

Noninterest Income

Noninterest income, exclusive of security gains, decreased by 2.3% in 2002 from 2001, following an increase of 9.9% in 2001. In 2002, the lower interest rate environment, as well as weakened debt and equity markets, negatively impacted market-sensitive revenue streams, such as trust revenue, corporate owned life insurance, and investment product fees derived from third party mutual funds and annuities (included in other income). Offsetting these negatives were greater revenues derived from service charges on deposit accounts. The year-to-year improvement in 2001 as compared to 2000 was realized primarily in the categories of service charges on deposit accounts and other commissions and fees and resulted from a combination of increased volumes of deposit accounts, greater customer activity, and improved fee assessment and collection practices started in the previous year.

The following table analyzes the components of noninterest income, excluding net security gains, for the years 2000 through 2002.

Table 7

Analysis of Noninterest Income (1)

(Amounts in thousands)

				% Change
	2002	2001	2000	2002-2001	2001-2000
Service charges on deposit accounts	25,362	$24,148	$21,341	5.0	13.2
Trust and investment management fees	10,309	10,445	10,671	(1.3)	(2.1)
Other service charges, commissions, and fees	18,019	18,471	16,282	(2.4)	13.4
Corporate owned life insurance	6,728	8,190	6,517	(17.9)	25.7
Other income	6,113	6,822	7,149	(10.4)	(4.6)

Total noninterest income	$66,531	$68,076	$61,960	(2.3)	9.9

(1)	For a discussion of Security Gains, refer to the “Investment Portfolio Management” section commencing on page 28 of this Form 10-K.

Service charges on deposit accounts represent the largest component of noninterest income and consists of fees on both interest-bearing and noninterest-bearing deposit accounts as well as fees related to checks drawn upon customer accounts with insufficient funds (“NSF fees”) and stop payment requests. Service charges on deposit accounts include both hard dollar charges and charges assessed through account analysis, the latter being reduced by earnings credits indexed to a short-term U.S. Treasury yield and applicable to business deposit accounts only. Service charges on deposit accounts increased 5.0% to $25,362 in 2002, following a 13.2% increase in 2001. The $1,214 increase in 2002 is primarily attributable to a $750 increase in NSF fee revenues incident to a pricing increase implemented in first quarter 2002. Further contributing to the increase are higher service charges on business checking accounts due to greater transaction volumes combined with lower earnings credit paid thereon as a consequence of lower short-term interest rates that reduced the value of account balances maintained to compensate the Bank for deposit service, which resulted in higher fees collected for account maintenance. The increase of $2,807 in 2001 over 2000 was also attributable to an increase in NSF fees as well as increases in service charges on business checking and savings accounts.

The Company provides trust and investment management services to its customers, acting as executor, administrator, trustee, agent, and in various other fiduciary capacities for client accounts. These services were previously provided to clients through a stand-alone trust company, which was merged into the Bank in 2001, thereby generating a more seamless integrated delivery of trust, investment management, and fiduciary services to the Bank’s more extensive commercial and personal client base. Assets under management and in nondiscretionary custody accounts totaled $1,935,339 and $1,987,920 at December 31, 2002 and 2001, respectively. This category of noninterest income decreased by 1.3% in 2002 as compared to 2001 following a decrease of 2.1% in 2001 from 2000. Trust and investment management fees generally follow the amount of total assets under management, as well as conditions in the equity and credit markets, as fees on certain accounts are based on market value. Trust and investment management fees have declined since 2000 principally as a result of a decline in the equity markets, which has reduced the value of assets under administration. To a lesser extent, a shift in the mix of assets under administration from equity investment products to money market funds, which generate lower fees, also served to reduce trust and investment management fee income.

Other service charges, commissions, and fees decreased by $452, or 2.4%, in 2002 as compared to 2001. The 2002 decline resulted from decreases in market-sensitive official check commissions, insurance premiums earned, and alternative investment revenues, offset by increases in debit card income and commissions on mortgage loan originations. The reduction in insurance premiums earned is attributable to a modification in the design of the product offered, which altered the revenue stream from the third party insurance carrier as compared to that in the prior year. 2001 fees increased by $2,189, or 13.4%, to $18,471 as compared to 2000 with commissions on mortgage loan originations contributing to over half of the 2001 increase in addition to improvement seen in debit card income, alternative investment revenues, and non-yield loan fees.

First Midwest owns life insurance policies, insuring the lives of certain First Midwest officers. First Midwest is the beneficiary under these corporate owned life insurance (“COLI”) policies, and uses the proceeds from the policies to offset the costs of certain employee benefits. Late in 2000 and early 2001, First Midwest exchanged and transferred certain of the policies to a new insurance carrier and renegotiated the terms of the existing policies. At December 31, 2002 and 2001 First Midwest held COLI policies, with a total value of $141,362 and $135,280, respectively, with six national insurance carriers, all of whom were rated in the top ranking levels by insurance carrier rating agencies.

COLI income represents the increase in cash surrender value (“CSV”) of the policies, net of any premiums paid. The increase in CSV is primarily attributable to earnings credited to the policies, based on investments made by the insurers. Under applicable tax law, this increase in CSV is not subject to federal taxation. The tax equivalent yield on the COLI was 6.8%, 9.4%, and 8.6% at December 31, 2002, 2001, and 2000 respectively. The decline in yield in 2002 reflects a reduction in the earnings on investments made by the insurer and credited to the policies, which resulted primarily from a shortening of the duration of those investments. The 80 basis point yield improvement in 2001 over 2000 was a result of improved earnings rates in connection with the prior year renegotiation of terms previously mentioned.

Other income decreased by $709, or 10.4%, in 2002 from 2001. In addition to a decline in automatic teller machine (“ATM”) interchanges fees, the reduction in other income in 2002 was due in part to certain nonrecurring activities in 2001, including a $348 one-time gain from the sale of excess property and a $150 one-time recovery. Other income decreased 4.6% in 2001 over 2000 and was the result of a decrease in mortgage banking revenues offset by greater ATM fees due to higher pricing and increased transaction volumes.

Noninterest Expense

Noninterest expense totaled $148,052 in 2002 as compared to $145,356 in 2001 and $144,416 in 2000, and represented an increase of 1.9% and 0.7% in 2002 and 2001, respectively. The elimination of goodwill amortization expense (as discussed in Notes 1 and 7 of “Notes to Consolidated Financial Statements” commencing on pages 44 and 53, respectively, of this Form 10-K) reduced noninterest expense for 2002 by $2,160. Factoring out the elimination of goodwill amortization expense, total noninterest expense for 2002 increased 3.4% over 2001.

The efficiency ratio for 2002 was 48.2% as compared to 49.7% for 2001 and 53.1% for 2000. The “lower-is-better” efficiency ratio indicates the percentage of operating costs that is used to generate each dollar of net revenue—that is, during 2002, 48.2 cents were spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on a tax equivalent basis, plus other income less securities gains. The combination of top line revenue performance and continued cost control resulted in record efficiency ratios in 2002, with the 2001 efficiency ratio representing the first ever sub-50% efficiency ratio achieved by First Midwest for a full year. Table 8 analyzes the components of noninterest expense for the years 2000 through 2002.

Table 8

Analysis of Noninterest Expense

(Amounts in thousands)

				% Change
	2002	2001	2000	2002-2001	2001-2000
Compensation expense (Table 9)	$80,626	$76,780	$75,707	5.0	1.4
Occupancy expense	14,298	14,353	13,635	(0.4)	5.3
Equipment expense	7,769	7,644	7,900	1.6	(3.2)
Technology and related costs	9,796	10,186	10,894	(3.8)	(6.5)
Professional services	6,627	6,270	7,538	5.7	(16.8)
Advertising and promotions	4,195	3,314	3,859	26.6	(14.1)
Other expenses	24,741	26,809	24,883	(7.7)	7.7

Total noninterest expense	$148,052	$145,356	$144,416	1.9	0.7

Efficiency ratio	48.2%	49.7%	53.1%

Compensation expense, the largest component of noninterest expense, includes employee salaries and wages, retirement and other employee benefits, and expense relating to temporary personnel costs. Table 9 analyzes the components of compensation expense for the years 2000 through 2002.

Table 9

Analysis of Compensation Expense

(Amounts in thousands, except for FTE data)

				% Change
	2002	2001	2000	2002-2001	2001-2000
Salaries and wages	$61,834	$60,089	$59,528	2.9	0.9
Retirement and other employee benefits	17,716	15,308	14,702	15.7	4.1
Temporary personnel expense	1,076	1,383	1,477	(22.2)	(6.4)

Total compensation expense	$80,626	$76,780	$75,707	5.0	1.4

Average full-time equivalent (FTE) employees	1,525	1,531	1,583	(0.4)	(3.3)

Salaries and wages increased by 2.9% in 2002 following an increase of 0.9% in 2001. First Midwest’s staffing levels on a full-time equivalent basis moderated in 2002 following a decrease of 52 persons in 2001 as a result of staffing reductions from the reorganization of certain support operations of the Bank. Salaries and wages increased by $1,745 in 2002 and $561 in 2001, and retirement and other employee benefits increased 15.7% in 2002 and 4.1% in 2001. The 2002 increase resulted from a combination of annual merit increases and a higher level of commissions associated with mortgage origination and sales activity, higher health care and retirement plan contributions, and greater performance based payments under various compensation programs. The 2001 increase in this category was primarily attributable to a larger profit sharing contribution due to record earnings performance and a $475 special healthcare contribution to reimburse the Company’s self-insured healthcare trust for certain extraordinary claim costs incurred during the year. Further discussion of First Midwest’s retirement plans can be found in Note 12 of “Notes to Consolidated Financial Statements” commencing on page 56 of this Form 10-K.

Occupancy expense decreased by 0.4% in 2002 from 2001 following an increase of 5.3% in 2001 over 2000. The 2002 decrease is primarily due to lower utilities expense and other seasonal costs resulting from favorable weather conditions in addition to the elimination of operating costs associated with three smaller branch office closings in the prior year. The 2001 increase is attributable to higher utility and snow removal costs as well as various fixed asset and leasehold improvement write-offs approximating $200 each relating to the closing of two supermarket branches and the sale of a building incident to the previously discussed trust company merger.

Equipment expense increased by 1.6% in 2002 following a decrease of 3.2% in 2001. The 2002 increase is attributable to higher depreciation costs on new assets placed in service and greater non-capitalized equipment expenditures. The 2001 reduction was the result of reduced repair costs and lower maintenance contract costs resulting from a Company-wide renegotiation of contracts with vendors.

Technology and related costs include expenses related to core bank data processing, trust, network communications, and other external processing systems. This category decreased by 3.8% in 2002 from 2001 and 6.5% in 2001 from 2000. The 2002 decrease is principally due to cost savings achieved from a change in voice and data circuits provider. Almost half of the 2001 decrease is incident to the discontinuation of mortgage subsidiary operations in 2000 and the balance due to lower data network costs as a result of renegotiated contract terms.

Professional services increased 5.7% in 2002 following a 16.8% decrease in 2001. The increase in 2002 was predominately due to consulting services related to enhancing retail target marketing strategies, as well as greater loan related costs primarily due to increased home equity loan volume. The 2002 increase was offset in part by lower personnel recruitment costs and cost savings in regulatory exam fees in connection with the Bank’s 2001 charter conversion. 2001’s reduction was due to lower loan related expenses and the elimination of certain consulting costs. Additionally, the Bank’s mid-year charter conversion was effected to realize a reduction in supervisory costs, with such reduction totaling $250 for the second half of 2001.

Advertising and promotions expense increased by 26.6% in 2002 following a decrease of 14.1% in 2001. The 2002 increase resulted from a return to more normalized expense levels as compared to 2001, as well as costs associated with participation in community development projects. The reduction of advertising expense in 2001 was due to a transitional shift in marketing strategy and the scaling back of certain advertising programs.

Other expenses decreased $2,068, or 7.7%, in 2002 as compared to 2001 after increasing 7.7% in 2001 as compared to 2000. Other expenses include various categories such as freight and courier costs, merchant credit card expense, supplies and printing, and telephone expense incurred in the day-to-day operations of the Company. The 2002 decrease is primarily reflective of the cost containment measures embraced throughout the Company and the elimination of $2,160 in goodwill amortization due to the adoption of Financial Accounting Standards Board Statement No. 142 (“FASB No. 142”), “Goodwill and Other Intangible Assets,” which ceased the amortization of all goodwill. Further discussion of the adoption of FASB Statement No. 142 and the impact on the Company is included in Notes 1 and 7 of “Notes to the Consolidated Financial Statements” commencing on pages 44 and 53, respectively, of this Form 10-K. The increase in 2001 was related to certain costs that were incurred to change stationary, supplies, etc. incident to the Bank charter conversion, in addition to higher postage costs incident to the 2001 rate increases.

INCOME TAXES

First Midwest annually develops an income tax plan that focuses on the maximization of long-term, after-tax profitability on a consolidated basis. First Midwest’s provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 2000 through 2002 are detailed in Table 10.

Table 10

Analysis of Income Tax Expense

(Amounts in thousands)

	2002	2001	2000
Income before income tax expense	$122,283	$108,806	$99,299
Income tax expense	$32,133	$26,668	$23,759
Effective income tax rate	26.3%	24.5%	23.9%

First Midwest’s accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in Notes 1 and 13 of “Notes to Consolidated Financial Statements” commencing on pages 44 and 58, respectively, of this Form 10-K. In accordance with such policies, First Midwest records income tax expense (benefits) in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FASB No. 109”). Pursuant to FASB No. 109, First Midwest recognizes deferred tax assets and liabilities based on temporary differences in the recognition of income and expenses for financial statement and income tax purposes. Deferred tax assets totaling $15,242 at December 31, 2002 are recorded in other assets. The tax effect of adjustments related to other comprehensive income totaling $25,136 at December 31, 2002 is recorded in other liabilities in the accompanying Consolidated Statements of Condition.

Under FASB No. 109, deferred tax assets must be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized. In assessing whether a valuation allowance is required, First Midwest considers the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences. Based on this assessment, First Midwest has determined that a valuation allowance is not required for any of the deferred tax assets it has recorded.

MANAGEMENT OF CAPITAL

Stockholders’ Equity

Stockholders’ equity at December 31, 2002 was $491,953, an increase of $44,686, or 10%, from December 31, 2001. The stockholders’ equity increase was largely the result of an increase in the net unrealized gains in the Company’s available-for-sale investment portfolio and earnings less dividends paid to shareholders. Equity as a percentage of assets was 8.2% at December 31, 2002, compared to 7.9% a year ago. Book value per common share increased to $10.42 at December 31, 2002, up from $9.18 at December 31, 2001.

Capital Measurements

A strong capital structure is crucial in maintaining investor confidence, accessing capital markets, and enabling First Midwest to take advantage of future profitable growth opportunities. First Midwest’s Capital Policy requires that the Bank maintain a capital ratio in excess of the minimum regulatory guidelines and also serves as an internal discipline in analyzing business risks and internal growth opportunities, in addition to setting targeted levels of return on equity. Under regulatory capital adequacy guidelines, First Midwest and the Bank are subject to various capital requirements set and administered by the federal banking agencies. Capital adequacy guidelines require that First Midwest meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components of capital and assets, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require First Midwest to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined). As of December 31, 2002, First Midwest and the Bank met all capital adequacy requirements to which they were subject.

To be categorized as “well capitalized,” First Midwest and the Bank must maintain minimum total and tier 1 capital to risk-weighted assets and tier 1 capital to average assets ratios as set forth in the table below. The following table summarizes the actual capital amounts and ratios for First Midwest and compares them to the capital levels and ratios necessary to be categorized as adequately capitalized and “well capitalized”.

Table 11

Capital Measurements

(Amounts in thousands)

	First Midwest Actual		For Capital Adequacy Purposes		Well Capitalized for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2002:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$482,512	11.03%	$349,960	8.00%	$437,450	10.00%
First Midwest Bank	460,426	10.56	348,826	8.00	436,033	10.00
Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	434,583	9.93	174,980	4.00	262,470	6.00
First Midwest Bank	412,497	9.46	174,413	4.00	261,620	6.00
Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	434,583	7.32	178,126	3.00	296,877	5.00
First Midwest Bank	412,497	7.01	176,683	3.00	294,471	5.00

	First Midwest Actual		For Capital Adequacy Purposes		Well Capitalized for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2001:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	$471,728	11.08%	$340,488	8.00%	$425,611	10.00%
First Midwest Bank	458,022	10.81	338,998	8.00	423,747	10.00
Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	423,983	9.96	170,244	4.00	255,366	6.00
First Midwest Bank	410,277	9.68	169,499	4.00	254,248	6.00
Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc.	423,983	7.43	171,181	3.00	285,301	5.00
First Midwest Bank	410,277	7.25	170,047	3.00	283,412	5.00

Management of Capital

In August 2002, First Midwest’s Board of Directors authorized the repurchase of up to 3,000 of its common shares, or 6.28% of shares outstanding. The new plan is the ninth such program since the Company’s formation in 1983 and authorizes repurchases in both open market and privately negotiated transactions and has no execution time limit. Subject to ongoing capital, investment, and acquisition considerations, management intends to continue share repurchases in 2003 on an opportunistic basis. First Midwest repurchased 1,866 and 2,604 shares of its common stock during 2002 and 2001, respectively, under repurchase programs in effect at that time, and at December 31, 2002, 2,401 shares authority remained. The following table shows the current and all previous authorizations.

Table 12

Repurchase Authorizations

(Amounts in thousands)

Date	Shares Authorized	Authorized as a % of Outstanding	Shares Repurchased		Repurchased as a % of Authorization	Average Cost Per Repurchased Share
November 1991	1,125	4.80%	799		71%	$9.87
November 1993	1,125	4.90%	409	(1)	36%	11.20
November 1995	1,500	6.60%	173	(1)	12%	12.21
November 1996	1,690	5.30%	1,038		62%	16.27
September 1998	1,600	2.90%	1,600		100%	21.55
February 1999	3,750	6.90%	3,750		100%	20.92
November 1999	1,875	3.75%	1,188	(2)	63%	23.90
August 2001	3,125	6.25%	2,436	(3)	78%	27.26
August 2002	3,000	6.28%	599	(4)	—	27.53

(1)	Authorizations suspended as a result of pooling-of-interests restrictions in connection with acquisitions.
(2)	Balance rescinded and replaced by August 2001 authorization.
(3)	Balance rescinded and replaced by August 2002 authorization.
(4)	Represents repurchases through December 31, 2002, with 2,401 shares authority remaining.

The repurchased shares are held as treasury stock and available for issuances in conjunction with First Midwest’s Dividend Reinvestment Plan, qualified and nonqualified retirement plans, and stocks option plans as well as for other general corporate purposes. First Midwest has reissued shares held in the treasury to fund such plans totaling 352 shares and 258 shares in 2002 and 2001, respectively.

Dividends

First Midwest paid dividends per common share of $0.70 in 2002 and $0.65 in 2001 and has paid dividends every year since its formation in 1983. First Midwest believes that it has a responsibility not only to judiciously manage its capital structure but also to reward its stockholders with a meaningful current return on their investment. As part of the Company’s dividend policy, the Board of Directors reviews its dividend payout ratio periodically to ensure that it is consistent with internal capital guidelines, industry standards, and peer group practices. As a result of improved performance from operations as well as First Midwest’s perceived future prospects, the Board of Directors has increased the quarterly dividend every year since 1993. The following table summarizes the dividend increases declared since 1993.

Table 13

Dividend Increases Declared

Date	Quarterly Rate Per Share	% Increase
November 2002	$0.190	12%
November 2001	0.170	6%
November 2000	0.160	11%
November 1999	0.144	13%
November 1998	0.128	7%
November 1997	0.120	13%
November 1996	0.107	18%
February 1996	0.090	13%
February 1995	0.081	15%
February 1994	0.072	13%
February 1993	0.064	16%

The dividend payout ratio, which represents the percentage of earnings per share declared to shareholders, was 37.6% and 39.9% for the years 2002 and 2001, respectively. The dividend payout ratio has averaged approximately 41% for the past five years.

INVESTMENT PORTFOLIO MANAGEMENT

The investment portfolio is managed to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet rate sensitivity to insulate net interest income against the impact of changes in interest rate movements. The following table sets forth the year-end carrying value of securities for the last three years.

Table 14

Composition of Investment Portfolio

(Amounts in thousands)

	As of December 31,
	2002		2001		2000
	Amount	% of Total	Amount	% of Total	Amount	% of Total
By Type:
U.S. Treasury	$1,705	0.1	$2,211	0.1	$2,425	0.1
U.S. Agency	201,883	9.6	70,521	3.8	422,764	19.1
Collateralized Mortgage Obligations	867,080	41.5	806,414	43.3	646,156	29.2
Other Mortgage-Backed Securities	282,660	13.5	355,325	19.1	520,368	23.5
State and Municipal	641,529	30.7	542,626	29.2	538,911	24.3
Other	96,742	4.6	83,737	4.5	84,321	3.8

Total	$2,091,599	100.0	$1,860,834	100.0	$2,214,945	100.0

By Classification:
Available for sale	$1,986,186	95.0	$1,771,607	95.2	$2,130,148	96.2
Held to maturity	105,413	5.0	89,227	4.8	84,797	3.8

Total	$2,091,599	100.0	$1,860,834	100.0	$2,214,945	100.0

The following sections describe First Midwest’s investment portfolio.

Securities Available for Sale—Securities that First Midwest believes could be sold prior to maturity in order to manage interest rate, prepayment, or liquidity risk are classified as securities available for sale and are carried at fair market value. Unrealized gains and losses on this portfolio segment are reported on an after-tax basis as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income.

At December 31, 2002 and 2001, the after-tax unrealized net gain on the securities available for sale portfolio totaled $40,013 and $7,085, respectively. The unrealized net appreciation or depreciation on this portfolio represents the difference, net of taxes, between the aggregate cost and market value of the portfolio. This balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate market value of the portfolio.

The maturity distribution and average yields, on a tax equivalent basis, of the securities available for sale portfolio at December 31, 2002 are presented in Table 15.

Table 15

Securities Available for Sale

Maturity Distribution and Portfolio Yields

(Amounts in thousands)

	As of December 31, 2002
	U.S. Agency	Collateralized Mortgage Obligations(1)	Other Mortgage- Backed Securities(1)	State and Municipal(2)	Other	Total
One year or less:
Market Value	$194,729	$396,879	$96,114	$3,543	$6,394	$697,659
Amortized Cost	193,542	391,007	92,675	3,272	6,394	686,890
Yield (%)	2.50%	2.08%	6.16%	11.43%	1.86%	2.79%
One year to five years:
Market Value	7,028	296,992	95,873	141,076	28,700	569,669
Amortized Cost	6,985	292,598	92,443	130,273	30,010	552,309
Yield (%)	5.80%	5.79%	6.37%	8.56%	1.54%	6.31%
Five years to ten years:
Market Value	—	150,152	48,303	339,709	—	538,164
Amortized Cost	—	147,930	46,575	313,695	—	508,200
Yield (%)	—	5.57%	6.24%	7.30%	—	6.70%
After ten years:
Market Value	—	23,057	42,370	89,200	26,067	180,694
Amortized Cost	—	22,716	40,853	82,368	27,256	173,193
Yield (%)	—	5.57%	6.23%	4.88%	1.54%	4.76%

Total:
Market Value	$201,757	$867,080	$282,660	$573,528	$61,161	$1,986,186
Amortized Cost	$200,527	$854,251	$272,546	$529,608	$63,660	$1,920,592
Yield (%)	2.61%	4.05%	6.26%	7.26%	1.57%	5.01%

(1)	The maturity distributions of mortgaged-backed securities are based upon estimated future cash flows and prepayments. Actual maturities of the securities may differ from that reflected in the table.

(2)	Yields on state and municipal securities are reflected on a tax equivalent basis, assuming a federal tax rate of 35%.

At December 31, 2002, the available for sale securities portfolio totaled $1,986,186 compared with $1,771,607 at December 31, 2002. Approximately 58% of the portfolio is comprised of mortgage-backed securities as compared to 66% and 55%, respectively, at year-end 2001 and 2000. The low level of mortgage interest rates, which reached 40-year historic lows during third quarter 2002, increased refinance-related prepayments and accelerated cash flows. Given the low level of interest rates, a flattening yield curve, and Management’s concerns regarding the potential for rising interest rates, cash flow reinvestments were deployed such that the sensitivity of the portfolio to changing interest rates was decreased. The effective duration of the portfolio, used in this context to represent the estimated percentage change in the market value of the securities portfolio given a 100 basis point change up or down in the level of interest rates, shortened significantly, dropping from 3.54% as of year-end 2001 to 1.28% in 2002.

The overall lower level of interest rates in 2002 increased the pre-tax unrealized gain in the securities available for sale portfolio (representing the difference between the total portfolio amortized cost and market value at December 31) from $11,615 at year-end 2001 to $65,594 at year-end 2002. Combined with the shorter effective duration of the portfolio, the level of unrealized gain gives First Midwest the flexibility to extend portfolio duration and receive higher yields as market opportunities present themselves in 2003.

Securities Held to Maturity—Securities which First Midwest has the ability and intent to hold until maturity are classified as securities held to maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. First Midwest has no trading account securities.

The maturity distribution and average yields, on a tax equivalent basis, of the securities held to maturity portfolio as of December 31, 2002 are presented on Table 16.

Table 16

Securities Held to Maturity

Maturity Distribution and Portfolio Yields

(Amounts in thousands)

	As of December 31, 2002
	U.S. Treasury	U.S. Agency	State and Municipal(1)	Other	Total	Market Value as a % of Amortized Cost
One year or less:
Market Value	$1,714	$127	$18,436	$—	$20,277	100.12

Amortized Cost	1,705	126	18,421	—	20,252
Yield (%)	1.99%	3.02%	5.54%	—	5.23%
One year to five years:
Market Value	—	—	12,023	—	12,023	100.80

Amortized Cost	—	—	11,927	—	11,927
Yield (%)	—	—	8.27%	—	8.27%
Five years to ten years:
Market Value	—	—	21,559	—	21,559	100.13

Amortized Cost	—	—	21,532	—	21,532
Yield (%)	—	—	10.08%	—	10.08%
After ten years:
Market Value	—	—	16,128	35,581	51,709	100.01

Amortized Cost	—	—	16,121	35,581	51,702
Yield (%)	—	—	4.22%	5.18%	4.88%

Total:
Market Value	$1,714	$127	$68,146	$35,581	$105,568	100.15

Amortized Cost	$1,705	$126	$68,001	$35,581	$105,413
Yield (%)	1.99%	3.02%	7.14%	5.18%	6.39%

(1) Yields on state and municipal securities are reflected on a tax equivalent basis, assuming a federal tax rate of 35%.

Securities Gains, Net—Net gains on sales of securities decreased in 2002 to $460 as compared to $790 in 2001 and $1,238 in 2000. The 2002 and 2001 gains resulted primarily from the sales of short-maturity securities in which the Company felt the gains fully discounted any future interest rate movements.

LOAN PORTFOLIO AND CREDIT QUALITY

Loans represent the principal source of revenue to First Midwest. First Midwest’s revenue from lending activities is primarily represented by interest income but also includes loan origination and commitment fees (net of related costs) and earned discounts on consumer loans. The accounting policies underlying recording of loans in the Consolidated Statements of Condition and the recognition and/or deferral of interest income and fees (net of costs) arising from lending activities are included in Notes 1 and 4 of “Notes to Consolidated Financial Statements” commencing on pages 44 and 51, respectively, of this Form 10-K.

Portfolio Composition

First Midwest’s long-term strategy is to distribute its loan portfolio approximately evenly among the categories of commercial and industrial (including agricultural), consumer (including real estate 1—4 family) and real estate (both commercial and construction). First Midwest also looks to maintain a portfolio of corporate loans (commercial and industrial, agricultural, commercial real estate and real estate construction) that is well balanced and minimized exposure to any particular industry segment. This type of diversification spreads the risk and reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.

It is First Midwest’s policy to concentrate its lending activities in the geographic market areas it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are gathered in the same market areas, with the primary market concentration being the Chicago suburban banking market. Although First Midwest’s legal lending limit approximates $84 million, the largest loan to one borrower at year-end 2002 was approximately $28.4 million, with only 24 credits in the portfolio representing aggregate loans to one borrower in excess of $10 million.

The following table summarizes the total loans outstanding, and their percent of the loan portfolio, as of the end of the last five years.

Table 17

Loan Portfolio

(Amounts in thousands)

	As of December 31,
	2002	% of Total	2001	% of Total	2000	% of Total	1999	% of Total	1998	% of Total
Commercial and industrial	$897,845	26.4	$827,281	24.5	$817,208	25.3	$780,500	26.3	$750,956	28.2
Agricultural	91,381	2.7	87,188	2.6	67,736	2.1	56,852	1.9	49,397	1.9
Consumer	914,820	26.8	947,246	28.1	924,189	28.6	847,997	28.6	688,774	25.8
Real estate—1-4 family	138,302	4.1	196,741	5.8	250,635	7.7	253,268	8.6	257,307	9.7
Real estate—commercial	1,019,989	29.9	998,857	29.6	900,781	27.9	834,852	28.2	769,514	28.8
Real estate—construction	344,509	10.1	314,993	9.4	272,647	8.4	189,018	6.4	148,469	5.6

Total	$3,406,846	100.0	$3,372,306	100.0	$3,233,196	100.0	$2,962,487	100.0	$2,664,417	100.0

Growth vs. prior year–end	1.0%		4.3%		9.1%		11.2%		(12.5%)

Loan growth during 2002, while continuing the positive trend begun in 1999, was slowed by overall softness in the economy and an emphasis on profitable pricing and sound underwriting standards. Total loans at December 31, 2002 grew $34,540, or 1.0%, with all loan categories experiencing growth except for 1-4 family real estate and consumer lending. Commercial loan growth was strong for 2002, up 8.5% over 2001, while commercial and construction real estate increased by 2.1% and 9.4%, respectively, in comparison to 2001. Retail consumer lending declined by $32,426, or 3.4%, due to lower indirect automobile lending volumes and accelerated prepayments resulting from zero percent financing promotions offered by automobile manufacturers. 1-4 family real estate lending declined by $58,439, or 29.7%, as refinance related prepayments in the current low rate environment continued to outpace new volumes.

Total loans in 2001 grew 4.3%, or $139 million, with all loan categories experiencing growth except 1-4 family real estate lending. Excluding 1-4 family real estate loans, total loans at year-end 2001 grew by 6.5%. Loan growth in 2000 was 9.1% and was influenced by the sale of $30 million of home equity loans during fourth quarter 2000. Factoring out such sale, loan growth in 2000 would have been 10.2%. Total loans in 1999 grew 11.2%.

In 1998, loans declined by 12.5%. During this period, loan growth was affected by First Midwest’s efforts to integrate $1.9 billion in assets represented by the 1997 and 1998 acquisitions of Spar Bank, Incorporated and Heritage Financial Services.

As a result of those significant acquisitions and the related integration activities, First Midwest outsourced certain loans that did not conform to its lending policies and securitized other loans, thereby removing them from the loan portfolio.

Commercial and industrial loans increased 8.5%, or $70,564, in 2002. This category of loans is diversified from an industry standpoint and includes loans to manufacturing, wholesalers, retailing, and other service businesses. Consistent with First Midwest’s emphasis on relationship banking, most of these credits represent core, multi-relationship customers who also maintain deposit relationships and use other First Midwest banking services such as cash management.

Consumer loans, which decreased 3.4%, or $32,426, in 2002 consist of loans made directly to individuals for various personal purposes, as well as indirect installment loans represented mainly by automobile financings acquired from dealerships in First Midwest’s primary markets. This category also includes direct home equity loans and other direct installment loans. The mix of credits within this lending category has shifted. Since the start of 2002, promotional sales have increased home equity line balances by approximately $66.2 million, or 32%, and effectively offset declines in both direct consumer and home equity loans. The 2001 loan growth in this category was experienced across all types of consumer loans.

Real estate 1-4 family loans are comprised predominately of owner occupied residential properties. With the discontinuation of operations of its mortgage banking subsidiary in 2000, First Midwest reorganized the manner in which it offers mortgage products, whereby sales activities moved to its branch network while all administrative activities, including servicing, were outsourced to a third party vendor. First Midwest now earns commissions from the origination of mortgage loans, which are then either retained for portfolio or sold in the secondary market by the outsourcing vendor. Mortgage loan originations for 2002 increased by 3.0% over 2001 following an increase of 167.5% in 2001 from 2000, due primarily to increased loan demand as a result of lower market interest rates. Driven by asset-liability structural considerations, in 2001 First Midwest elected not to retain a majority of its mortgage loan origination production, thereby accounting for the approximate 51.2% decrease in 2002 and the 21.5% decrease in 2001.

Real estate commercial loans, which increased by 2.1%, or $21,132, in 2002 represent income-producing commercial property loans, multi-unit residential mortgages, and commercial real estate mortgages, many housing the operations of the borrower’s business. Growth in this category has slowed following larger increases in this category during 2001 and 2000, which, at that time, were reflective of the continuing significant demand for commercial properties in the suburban Chicago banking market.

Real estate construction loans, which grew by $29,516, or 9.4%, in 2002 consist primarily of single-family and multi-family residential as well as non-residential projects located in First Midwest’s primary markets. Real estate construction loans are a profitable line of lending for First Midwest due to the higher level of interest rates and fees earned on such loans as compared to other loan categories and the favorable loss experience on these loans. The growth experienced in 2002 was primarily the result of continued strong demand for single-family and 1-4 family residential construction in the Chicago banking market.

The strength of the suburban Chicago real estate market over the past several years has enabled real estate commercial and construction lending to grow to over one-third of First Midwest’s total loans. Real estate commercial and construction lending has been an area of specialty for the Company since its formation in 1983. The combination of seasoned, long-time borrowers, experienced senior lending officers, Management’s focus on market fundamentals, and a stringent underwriting process has given the Company a competitive market advantage. Along with balanced exposure to any particular industry segment (as subsequently described in the section entitled “Distribution By Industry Segment”), these same areas of strength reduce First Midwest’s exposure to loss through periods of economic downturn. First Midwest’s loan loss experience for these two categories of lending is detailed in Table 20 on page 36 of this Form 10-K.

Distribution By Industry

Table 18 summarizes First Midwest’s twelve largest industry segments, as classified pursuant to the North American Industrial Classification System standard industry descriptions for the corporate loan portfolio as of December 31, 2002 and 2001. Portfolio analysis by industry segment provides useful insight as to credit exposure to any particular industry or market segment. The effectiveness of such analysis, however, is limited to the extent that classification by segment requires that allocation of a customer’s aggregate loans outstanding be based upon the nature of the borrower’s ongoing business activity as opposed to the purpose of collateral underlying an individual loan. To the extent that a borrower’s underlying business activity changes, classification differences will arise. As a result, First Midwest periodically reassesses and adjusts industry classifications.

Table 18

Corporate Loan Portfolio by Industry Segment

(Amounts in thousands)

	As of December 31,
	2002		2001
	Amount	% of Total	Amount	% of Total
Lessors of real estate	$493,508	21.0	$445,129	20.0
Manufacturing trade	179,634	7.6	183,780	8.2
Wholesaler trade	149,046	6.3	135,481	6.1
Land subdivision and land development	147,824	6.3	155,302	7.0
Retailer trade	145,157	6.2	133,195	6.0
Agriculture, forestry, fishing, and hunting	143,517	6.1	130,476	5.9
Heavy construction and trade contractors	131,517	5.6	109,312	4.9
Nonresidential building construction	118,750	5.0	77,260	3.5
Residential building construction	115,995	4.9	129,946	5.8
Health care and social assistance	84,190	3.5	84,689	3.8
Accommodation	72,246	3.1	78,899	3.5
Food service	69,779	3.0	71,172	3.2

Subtotal	1,851,163	78.6	1,734,641	77.9
All other segments	502,561	21.4	493,678	22.1

Total	$2,353,724	100.0	$2,228,319	100.0

First Midwest believes it is well balanced in terms of exposure to any industry or market segment. As of December 31, 2002, “Lessors of Real Estate” totaled $493,508, or 21.0%, of total corporate loans and represented the single largest industry segment. This segment includes a variety of industry types as represented by the tenants whom are both owner-occupiers of the real estate or third party lessees. Consequently, industry risk is further diversified within this segment.

As of year-end 2002, First Midwest has virtually no direct credit exposure to such high profile sectors as energy, cable, telecommunication, airline, or foreign loan exposures, nor does the Company have any significant exposures outside of its geographic market.

Maturity and Interest Rate Sensitivity of Loans

Table 19 summarizes the maturity distribution of First Midwest’s commercial, agricultural, commercial real estate, and real estate construction loan portfolios as of December 31, 2002 as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 19

Maturities and Sensitivities of Loans to Changes in Interest Rates

(Amounts in thousands)

	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial, industrial, and agricultural	$581,541	$369,989	$37,696	$989,226
Real estate—commercial	222,233	738,925	58,831	1,019,989
Real estate—construction	227,878	115,590	1,041	344,509

Total	$1,031,652	$1,224,504	$97,568	$2,353,724

Interest Rate Sensitivity of Loans

Maturing in Over 1 Year

(Amounts in thousands)

	Fixed Rate	Floating Rate	Total
Commercial, industrial, and agricultural	$269,114	$138,571	$407,685
Real estate—commercial	556,135	241,621	797,756
Real estate—construction	15,908	100,723	116,631

Total	$841,157	$480,915	$1,322,072

Credit Quality Management and the Reserve for Loan Losses

First Midwest’s loan portfolios are subject to varying degrees of credit risk. As discussed in the previous section entitled “Portfolio Composition,” credit risk is mitigated through portfolio diversification, which limits exposure to any single industry or customer. Similarly, credit risk is also addressed through the establishment of a thorough system of internal controls, which includes standard lending policies, underwriting criteria and collateral safeguards. These internal controls that address credit risk also include the establishment and monitoring of formal credit policies and procedures as well as continuing surveillance and evaluation of the quality, trends, collectibility, and collateral protection within the loan portfolio which are monitored by an internal loan review staff. The policy and procedures are reviewed and modified on an ongoing basis in order to remain suitable for the management of risk as conditions change and new credit products are offered.

First Midwest’s credit administration policies include a comprehensive loan rating system and an annual review by the internal loan review staff of at least 70% of all corporate loans and commitments, which includes all new loans and commitments in excess of $1 million. Furthermore, account officers are vested with the responsibility of monitoring their customer relationships and act as the first line of defense in determining changes in the loan ratings on credits for which they are responsible. First Midwest believes that any significant change in the overall quality of the loan portfolio will first manifest itself in the migration of loan ratings within this monitoring system.

Finally, First Midwest has historically had a very active process of senior manager review of those loans that have migrated in the loan rating system to a level that requires some form of remediation. Such loans are reviewed at regularly scheduled quarterly meetings between the credit administration staff and the account officers where action plans are developed to either remedy any emerging problem loans or develop a specific plan for removing such loans from the portfolio over a short, forward time frame. During times of economic duress, First Midwest will increase the frequency of these meetings to an every other month cycle rather than quarterly.

First Midwest maintains a reserve for loan losses to absorb probable losses in the loan portfolio. The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are discussed in Notes 1 and 5 of “Notes to Consolidated Financial Statements” commencing on pages 44 and 52, respectively, of this Form 10-K. The appropriate level of the reserve for loan losses is determined by systematically performing a review of the loan portfolio quality as required by the credit administration policy and procedures described above. The reserve for loan losses consists of three components: (i) specific reserves established for any impaired commercial, real estate commercial and real estate construction loan for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience; and (iii) reserves based on general economic conditions as well as specific economic factors in the markets in which First Midwest operates.

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

The component of the reserve based on historical loan loss experience is determined statistically using a loss migration analysis that examines loss experience and the related internal rating of loans charged off. The loss migration analysis is performed quarterly and loss factors are periodically updated based on actual experience.

The third component is determined based upon a number of general factors including the changes in composition of the loan portfolio, recent net charge-off experience by loan category, as well as general economic conditions, and involves a higher degree of subjectivity in its determination and allocation. This component of the reserve considers risk factors that may not have manifested themselves in First Midwest’s historical loss experience.

Table 20 shows the allocation of the reserve for loan losses by loan category, as well as charge-off and recovery information for the last 5 years. As of year-end 2002, the allocation of the reserve for loan losses to commercial and industrial, commercial real estate, real estate construction, and consumer loan categories increased as compared to 2001. This increase was due to general delinquency trends and the level of nonperforming loans, as well as continued concerns arising from existent economic and geopolitical uncertainty in 2002. The decrease in the agriculture category allocation for 2002 compared to 2001 was the result of lower nonperforming loan levels and improved delinquency trends.

Consistent with both the continued weakness in the overall economy during 2002 and 2001 and the Company’s aggressive problem loan identification and charge-off strategy, total loans charged off, net of recoveries, were $15,226, or .45% of average loans, in 2002 and $16,432, or 0.49% of average loans, in 2001. This was higher as a percent of average loans than both the 2000 levels of $6,646, or .21%, and the 1999 levels of $6,405, or .23%. Gross charge-offs were approximately $10 million higher in 2001 than in 2000 with the largest increase occurring in the consumer category where 2001 charge-offs to average loans was .92% as compared to .47% in 2000.

The provision for loan losses charged to operating expense in any given year is dependent on factors including loan growth and changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the reserve for loan losses based upon the previously discussed methodology.

The provision for loan losses decreased in 2002 to $15,410 compared to $19,084 in 2001 and as compared to $9,094 in 2000 and $5,760 in 1999. The 2002 provision for loan losses exceeded the year’s net charge-offs by $184. The ratio of reserve for loan losses to total loans at year-end 2002 was 1.41% down from 1.42% at the end of 2001 but up from 1.39% at the end of 2000.

Table 20

Analysis of the Reserve for Loan Losses and

Summary of Loan Loss Experience

(Amounts in thousands)

	Years ended December 31,
	2002	2001	2000	1999	1998
Change in reserve for loan losses:
Balance at beginning of year	$47,745	$45,093	$42,645	$43,290	$46,965
Loans charged-off	(18,177)	(19,330)	(9,149)	(9,141)	(12,955)
Recoveries on loans previously charged-off	2,951	2,898	2,503	2,736	3,738

Net loans charged-off	(15,226)	(16,432)	(6,646)	(6,405)	(9,217)
Provisions charged to operating expense	15,410	19,084	9,094	5,760	5,542

Balance at end of year	$47,929	$47,745	$45,093	$42,645	$43,290

Allocation of reserve for loan losses by loan category at December 31:
Commercial and industrial	$10,973	$10,886	$10,193	$8,633	$6,900
Agricultural	1,308	1,674	2,338	2,351	2,634
Consumer	14,191	13,399	10,238	8,542	8,407
Real estate—1 – 4 family	249	155	1,204	1,151	1,205
Real estate—commercial	4,090	2,600	4,957	5,332	3,130
Real estate—construction	1,867	1,459	1,472	841	1,004
Unallocated	15,251	17,572	14,691	15,795	20,010

Total	$47,929	$47,745	$45,093	$42,645	$43,290

Reserve as a percent of loans at year-end	1.41%	1.42%	1.39%	1.44%	1.62%

Loans charged-off:
Commercial and industrial	$(4,967)	$(4,620)	$(2,560)	$(2,147)	$(5,179)
Agricultural	(1,283)	(104)	—	(54)	(35)
Consumer	(10,126)	(11,363)	(6,253)	(6,358)	(7,458)
Real estate—1 – 4 family	(87)	(124)	(177)	(69)	(56)
Real estate—commercial	(591)	(3,119)	(159)	(513)	(215)
Real estate—construction	(1,123)	—	—	—	(12)

Total	$(18,177)	$(19,330)	$(9,149)	$(9,141)	$(12,955)

Recoveries on loans previously charged-off:
Commercial and industrial	$339	$363	$531	$568	$963
Agricultural	22	1	—	14	—
Consumer	2,569	2,534	1,957	2,137	2,625
Real estate—1 – 4 family	—	—	—	1	—
Real estate—commercial	21	—	15	16	150

Total	$2,951	$2,898	$2,503	$2,736	$3,738

Net loans charged-off:
Commercial and industrial	$(4,628)	$(4,257)	$(2,029)	$(1,579)	$(4,216)
Agricultural	(1,261)	(103)	—	(40)	(35)
Consumer	(7,557)	(8,829)	(4,296)	(4,221)	(4,833)
Real estate—1 – 4 family	(87)	(124)	(177)	(68)	(56)
Real estate—commercial	(570)	(3,119)	(144)	(497)	(65)
Real estate—construction	(1,123)	—	—	—	(12)

Total	$(15,226)	$(16,432)	$(6,646)	$(6,405)	$(9,217)

Ratio of net loans charged-off to average loans outstanding for the period	0.45%	0.49%	0.21%	0.23%	0.31%

Nonperforming Loans and Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate. Past due loans are loans which are delinquent 90 days or more and are still accruing interest. It is First Midwest’s policy to discontinue the accrual of interest income on any loan, including an impaired loan, when there is reasonable doubt as to the timely collectibility of interest or principal. Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to such collectibility.

The following table summarizes nonperforming assets and past due loans for the past five years as well as certain information relating to interest income on nonaccrual loans outstanding during 2002.

Table 21

Analysis of Nonperforming Assets and Past Due Loans

(Amounts in thousands)

	Years ended December 31,
	2002	2001	2000	1999	1998
Nonaccrual loans	$12,525	$16,847	$19,849	$20,278	$20,638
Foreclosed real estate	5,496	3,630	1,337	1,157	1,015

Total nonperforming assets	$18,021	$20,477	$21,186	$21,435	$21,653

90 days past due loans (still accruing interest)	$3,307	$5,783	$7,045	$5,286	$5,342

Nonperforming loans to total loans	0.37%	0.50%	0.61%	0.68%	0.77%

Nonperforming assets to total loans plus foreclosed real estate	0.53%	0.61%	0.65%	0.72%	0.81%
Nonperforming assets to total assets	0.30%	0.36%	0.36%	0.39%	0.42%

Reserve for loan losses as a percent of:
Total loans at year-end	1.41%	1.42%	1.39%	1.44%	1.62%
Nonperforming loans	383%	283%	227%	210%	210%

The effect of nonaccrual loans on interest income for 2002 is presented below:

2002
Interest which would have been included at the normal contract rates	$1,040
Interest included in income during the year	(195)

Interest income not recognized in the financial statements	$845

As shown on Table 21, nonaccrual loans totaled $12,525 at year-end 2002 as compared to $16,847 at year-end 2001, decreasing as a percentage of total loans to .37% from .50%, respectively. The following table summarizes nonaccrual loans by category as of December 31, 2002 and 2001.

Table 22

Composition of Nonaccrual Loans

(Amounts in thousands)

	2002	2001
Loan Category
Commercial and industrial	$3,986	$8,181
Agricultural	241	1,420
Consumer	1,803	1,796
Real estate 1 – 4 family	1,399	1,810
Real estate commercial	4,096	1,737
Real estate construction	1,000	1,903

Total	$12,525	$16,847

The ratio of the reserve for loan losses to nonperforming loans at year-end 2002 was 383%, the highest level achieved since year-end 1994.

In addition to the loans summarized in Table 21, the Securities and Exchange Commission Industry Guide for Bank Holding Companies requires that certain other loans, which First Midwest is monitoring, but where current conditions do not warrant classification as nonaccrual or restructured, be disclosed. These loans, which totaled $27,067 at December 31, 2002, as compared to $21,295 at year-end 2001, continue to accrue interest and are specifically considered in the evaluation of the adequacy of the reserve for loan losses.

QUARTERLY REVIEW

Table 23 summarizes First Midwest’s quarterly earnings performance for 2002 and 2001.

Table 23

Quarterly Earnings Performance(1)

(Amounts in thousands, except per share data)

	2002				2001
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$78,221	$83,259	$84,241	$83,943	$88,064	$95,351	$99,162	$102,641
Interest expense	25,468	27,801	27,945	29,696	34,216	42,072	48,797	55,753
Net interest income	52,753	55,458	56,296	54,247	53,848	53,279	50,365	46,888
Provision for loan losses	4,235	3,020	3,100	5,055	6,313	5,248	4,065	3,458
Noninterest income	17,151	16,880	16,358	16,142	17,400	17,183	17,271	16,222
Security gains (losses), net	427	9	24	—	33	55	(2)	704
Noninterest expense	35,696	38,106	38,614	35,636	36,660	36,884	36,719	35,093
Income tax expense	7,934	8,542	8,030	7,627	7,034	7,136	6,559	5,939
Net income	22,466	22,679	22,934	22,071	21,274	21,249	20,291	19,324
Basic earnings per share	$0.47	$0.47	$0.47	$0.45	$0.44	$0.43	$0.40	$0.38
Diluted earnings per share	$0.47	$0.47	$0.47	$0.45	$0.43	$0.42	$0.40	$0.38
Return on average equity	17.92%	18.46%	19.60%	19.39%	18.24%	18.57%	17.65%	17.06%
Return on average assets	1.49%	1.50%	1.57%	1.55%	1.47%	1.47%	1.41%	1.36%
Net interest margin – tax equivalent	4.10%	4.26%	4.43%	4.32%	4.33%	4.27%	4.04%	3.77%
(1)	All ratios are presented on an annualized basis.

FOURTH QUARTER 2002 vs. 2001

Net income for fourth quarter ended December 31, 2002 increased to $22,466, or $.47 per diluted share, as compared to fourth quarter 2001 of $21,274, or $.43 per diluted share, representing an increase of 9.3% on a per diluted share basis. Performance for fourth quarter 2002 resulted in an annualized return on average assets of 1.49% as compared to 1.47% for fourth quarter 2001 and an annualized return on average equity of 17.9% as compared to 18.2% for fourth quarter 2002.

Net interest income was $52,753 for fourth quarter 2002 as compared to $53,848 for 2001’s fourth quarter or a decrease of 2.0%. Net interest margin for fourth quarter 2002 was 4.10%, down from 4.33% for fourth quarter 2001 and 4.26% for third quarter 2002. Consistent with First Midwest’s expectations, the margin contraction from third quarter 2002 resulted primarily from lower earning asset rates due to the continued low interest rate environment, management’s steps taken during the year to insulate net interest income against the potential for rising interest rates, and the impact of refinance-related prepayments on mortgage-backed securities. This was partially offset by the Federal Reserve lowering the federal funds rate by 50 basis points on November 6, 2002, which positively impacted margin, as interest-bearing liabilities could be repriced more quickly than interest-earning assets.

Total loans at December 31, 2002 were 1% higher than at December 31, 2001 with all loan categories experiencing growth except for 1-4 family real estate and indirect lending. On a linked-quarter basis, total loans remained stable as growth in commercial real estate and construction lending offset decreases in 1-4 family real estate, direct consumer and indirect lending. Mindful of the uncertain economy, First Midwest has remained steadfast in its focus on both sound underwriting and profitable pricing.

Total average deposits for fourth quarter 2002 were essentially unchanged from the same quarter in 2001 and were down 1.3% on a linked-quarter basis. Reflective of customer liquidity preferences and targeted sales promotions, average balances maintained in demand, savings, and now accounts were relatively stable on a linked-quarter basis while growing $266 million, or 15.5%, from the prior year’s like quarter. As compared to fourth quarter 2001, money market and time deposits decreased by $68 million and $175 million, respectively, as pricing strategies encouraged customers desiring shorter-term maturities to transfer balances to the targeted transactional accounts (demand, savings, and NOW) just described.

Excluding net securities gains, total noninterest income for fourth quarter 2002 decreased by 1.4% from fourth quarter 2001. On a linked-quarter basis, noninterest income increased by 1.6% evidencing continued improvement in service charges on deposit accounts and stabilizing trust income while offsetting lower income from corporate owned life insurance.

Total noninterest expenses for fourth quarter 2002 decreased 2.6% from 2001’s fourth quarter. The elimination of goodwill amortization expense (resulting from the implementation of FASB No. 142 effective January 1, 2002) reduced noninterest expense for fourth quarter 2002 by $540. Factoring out the elimination of goodwill amortization expense, total noninterest expense for fourth quarter 2002 decreased by 1.2% from the same quarter in 2001.

The combination of top line revenue performance and continued cost control resulted in a record efficiency ratio for fourth quarter 2002 of 47.2%, continuing the strong performance of this key ratio.

Net charge-offs for fourth quarter and full year 2002 were .49% and .45% of average loans, respectively, as compared to. 73% and .49% for fourth quarter and full year 2001, respectively. Provisions for loan losses for the both the current quarter and year 2002 fully covered net charge-offs resulting in the ratio of the reserve for loan losses to total loans at December 31, 2002 being maintained at 1.41% and approximating the level of the last nine quarters. The reserve for loan losses at December 31, 2002 represented 383% of nonperforming loans as compared to 283% at year-end 2001, representing the highest year-end level in the last eight years.

ITEM 7A. QUALITATIVE AND QUANTITATIVE

DISCLOSURES ABOUT MARKET RISK

Discussions regarding qualitative and quantitative disclosures about market risk is located commencing on page 18 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(Amounts in thousands)

	December 31,
	2002	2001
Assets
Cash and due from banks	$195,153	$155,822
Federal funds sold and other short-term investments	11,745	4,334
Mortgages held for sale	18,521	15,240
Securities available for sale, at market value	1,986,186	1,771,607
Securities held to maturity, at amortized cost (market value 2002 – $105,568; 2001 – $89,390)	105,413	89,227
Loans, net of unearned discount	3,406,846	3,372,306
Reserve for loan losses	(47,929)	(47,745)

Net loans	3,358,917	3,324,561
Premises, furniture, and equipment	81,627	77,172
Accrued interest receivable	31,005	32,027
Investment in corporate owned life insurance	141,362	135,280
Goodwill	16,397	16,397
Other intangible assets	—	1,313
Other assets	34,207	44,939

Total assets	$5,980,533	$5,667,919

Liabilities
Demand deposits	$789,392	$738,175
Savings deposits	475,366	421,079
NOW accounts	717,542	662,530
Money market deposits	525,621	584,030
Time deposits	1,665,033	1,788,107

Total deposits	4,172,954	4,193,921
Borrowed funds	1,237,408	971,851
Accrued interest payable	8,503	10,231
Other liabilities	69,715	44,649

Total liabilities	5,488,580	5,220,652

Stockholders’ Equity
Preferred stock, no par value; 1,000 shares authorized, none issued	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued 56,927 shares outstanding: 2002 – 47,206 shares; 2001 – 48,725 shares	569	569
Additional paid-in capital	71,020	74,961
Retained earnings	594,192	537,600
Accumulated other comprehensive income, net of tax	39,365	5,265
Treasury stock, at cost: 2002 – 9,721 shares; 2001 – 8,202 shares	(213,193)	(171,128)

Total stockholders’ equity	491,953	447,267

Total liabilities and stockholders’ equity	$5,980,533	$5,667,919

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2002	2001	2000
Interest Income
Loans	$223,393	$265,191	$278,907
Securities:
Available for sale – taxable	76,705	90,551	114,779
Available for sale – nontaxable	23,702	23,038	23,442
Held to maturity – taxable	2,548	1,570	1,620
Held to maturity – nontaxable	2,499	3,850	1,245

Total interest on securities	105,454	119,009	141,086
Federal funds sold and other short-term investments	817	1,018	1,524

Total interest income	329,664	385,218	421,517

Interest Expense
Savings deposits	4,191	7,168	9,158
NOW accounts	10,291	8,574	9,367
Money market deposits	10,993	17,587	21,712
Time deposits	56,141	101,168	115,650
Borrowed funds	29,294	46,341	76,019

Total interest expense	110,910	180,838	231,906

Net interest income	218,754	204,380	189,611
Provision for loan losses	15,410	19,084	9,094

Net interest income after provision for loan losses	203,344	185,296	180,517

Noninterest Income
Service charges on deposit accounts	25,362	24,148	21,341
Trust and investment management fees	10,309	10,445	10,671
Other service charges, commissions, and fees	18,019	18,471	16,282
Corporate owned life insurance income	6,728	8,190	6,517
Security gains, net	460	790	1,238
Other income	6,113	6,822	7,149

Total noninterest income	66,991	68,866	63,198

Noninterest Expense
Salaries and wages	61,834	60,089	59,528
Retirement and other employee benefits	18,792	16,691	16,179
Net occupancy expense	14,298	14,353	13,635
Equipment expense	7,769	7,644	7,900
Technology and related costs	9,796	10,186	10,894
Professional services	6,627	6,270	7,538
Advertising and promotions	4,195	3,314	3,859
Other expenses	24,741	26,809	24,883

Total noninterest expense	148,052	145,356	144,416

Income before income tax expense	122,283	108,806	99,299
Income tax expense	32,133	26,668	23,759

Net income	$90,150	$82,138	$75,540

Per Share Data
Basic earnings per share	$1.88	$1.64	$1.47
Diluted earnings per share	$1.86	$1.63	$1.46
Weighted average shares outstanding	48,074	50,057	51,314
Weighted average diluted shares outstanding	48,415	50,401	51,604

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 1999	$569	$81,731	$442,711	$(49,072)	$(106,678)	$369,261
Comprehensive Income:
Net income	—	—	75,540	—	—	75,540
Other comprehensive income, net of tax:
Unrealized gains on securities	—	—	—	42,033	—	42,033

Total comprehensive income						117,573
Dividends declared ($.59 per share)	—	—	(30,373)	—	—	(30,373)
Purchase of treasury stock	—	—	—	—	(12,195)	(12,195)
Treasury stock issued to (purchased for) benefit plans	—	(1)	—	—	(217)	(218)
Exercise of stock options	—	(3,569)	—	—	6,228	2,659
Fair value adjustment to treasury stock held in grantor trust	—	(6)	—	—	22	16

Balance at December 31, 2000	569	78,155	487,878	(7,039)	(112,840)	446,723
Comprehensive Income:
Net income	—	—	82,138	—	—	82,138
Other comprehensive income, net of tax:
Unrealized gains on securities	—	—	—	14,124	—	14,124
Unrealized (losses) on hedging activities	—	—	—	(1,820)	—	(1,820)

Total comprehensive income						94,442
Dividends declared ($.65 per share)	—	—	(32,416)	—	—	(32,416)
Purchase of treasury stock	—	—	—	—	(64,582)	(64,582)
Treasury stock issued to (purchased for) benefit plans	—	(1)	—	—	(121)	(122)
Exercise of stock options	—	(3,192)	—	—	6,414	3,222
Fair value adjustment to treasury stock held in grantor trust	—	(1)	—	—	1	—

Balance at December 31, 2001	569	74,961	537,600	5,265	(171,128)	447,267
Comprehensive Income:
Net income	—	—	90,150	—	—	90,150
Other comprehensive income, net of tax:
Unrealized gains on securities	—	—	—	32,928	—	32,928
Unrealized gains on hedging activities	—	—	—	1,172	—	1,172

Total comprehensive income						124,250
Dividends declared ($.70 per share)	—	—	(33,558)	—	—	(33,558)
Purchase of treasury stock	—	—	—	—	(52,117)	(52,117)
Treasury stock issued to (purchased for) benefit plans	—	9	—	—	(155)	(146)
Exercise of stock options	—	(3,954)	—	—	10,217	6,263
Fair value adjustment to treasury stock held in grantor trust	—	4	—	—	(10)	(6)

Balance at December 31, 2002	$569	$71,020	$594,192	$39,365	$(213,193)	$491,953

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2002	2001	2000
Operating Activities
Net income	$90,150	$82,138	$75,540
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,410	19,084	9,094
Depreciation of premises, furniture, and equipment	8,690	8,739	8,696
Net amortization (accretion) of premium (discount) on securities	9,812	2,210	(3,598)
Net (gains) on sales of securities	(460)	(790)	(1,238)
Net (gains) on sales of other real estate owned	(176)	(172)	(481)
Net losses (gains) on sales of premises, furniture, and equipment	92	(306)	(11)
Net loss on sale of mortgage servicing rights	—	—	222
Net pension cost	2,461	1,950	2,208
Tax benefit from employee exercises of nonqualified stock options	985	979	715
Net decrease (increase) in deferred income taxes	554	1,239	(2,642)
Net amortization of goodwill and other intangibles	1,313	2,962	3,034
Originations and purchases of mortgage loans held for sale	(286,450)	(277,987)	(103,907)
Proceeds from sales of mortgage loans held for sale	283,169	268,185	110,684
Net (increase) in corporate owned life insurance	(6,082)	(8,420)	(21,517)
Net decrease in accrued interest receivable	1,022	9,562	1,592
Net (decrease) in accrued interest payable	(1,728)	(10,337)	(1,154)
Net (increase) decrease in other assets	(8,826)	(13,211)	3,090
Net increase (decrease) in other liabilities	21,771	1,326	(3,782)

Net cash provided by operating activities	131,707	87,151	76,545

Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	575,629	607,405	206,408
Proceeds from sales	300,212	525,498	544,459
Purchases	(1,045,792)	(752,674)	(774,031)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	35,547	33,973	10,037
Purchases	(51,734)	(38,356)	(51,286)
Net (increase) in loans	(57,982)	(160,572)	(281,098)
Proceeds from sales of other real estate owned	6,526	2,909	4,044
Proceeds from sales of premises, furniture, and equipment	1,446	3,146	837
Purchases of premises, furniture, and equipment	(14,683)	(6,871)	(10,994)
Proceeds from sale of mortgage servicing rights	—	—	22,564

Net cash (used) provided by investing activities	(250,831)	214,458	(329,060)

Financing Activities
Net (decrease) increase in deposit accounts	(20,967)	(58,284)	251,022
Net increase (decrease) in borrowed funds	265,557	(174,021)	68,140
Purchase of treasury stock	(52,117)	(64,582)	(12,195)
Proceeds from issuance of treasury stock	9	16	7
Cash dividends paid	(32,879)	(32,297)	(29,598)
Exercise of stock options	6,263	3,222	2,659

Net cash provided (used) by financing activities	165,866	(325,946)	280,035

Net increase (decrease) in cash and cash equivalents	46,742	(24,337)	27,520
Cash and cash equivalents at beginning of year	160,156	184,493	156,973

Cash and cash equivalents at end of year	$206,898	$160,156	$184,493

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - First Midwest Bancorp, Inc. (“First Midwest” or the “Company”) is a Delaware corporation and bank holding company that was incorporated in 1982, began operations on March 31, 1983, and was formed through an exchange of common stock. First Midwest is headquartered in Itasca, Illinois and has operations primarily located in Northern Illinois with approximately 86% of its banking assets in the suburban metropolitan Chicago area. First Midwest is engaged in commercial and retail banking and offers a comprehensive selection of financial products and services including lending, depository, trust, investment management, insurance, and other related financial services tailored to the needs of its individual, business, institutional, and governmental customers.

Principles of Consolidation - The consolidated financial statements include the accounts and results of operations of the Company after elimination of all significant intercompany accounts and transactions. Assets held by its subsidiaries (the “Affiliates”) in a fiduciary or agency capacity are not assets of the Affiliates and, accordingly, are not included in the consolidated financial statements.

Basis of Presentation - Certain reclassifications have been made to prior year amounts to conform to the current year presentation. For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents has been defined by Management to include cash and due from banks, funds sold, and other short-term investments. The Company uses the accrual basis of accounting for financial reporting purposes, except for immaterial sources of income and expense, which are recorded when received or paid.

Use of Estimates - The accounting and reporting policies of the Company and its Affiliates conform to accounting principles generally accepted in the United States and general practice within the banking industry. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires Management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements.

Securities - Securities are classified as held to maturity or available for sale at the time of purchase. Securities classified as held to maturity, which Management has the positive intent and ability to hold to maturity, are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts, using the level-yield method. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security. In determining the estimated life of a mortgage-related security, certain judgments are required as to the timing and amount of future principal prepayments. These judgments are made based upon the actual performance of the underlying security and the general market consensus regarding changes in mortgage interest rates. Amortization of premium and accretion of discount is included in interest income from the related security.

Available for sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. Realized securities gains or losses and declines in value judged to be other than temporary are included in investment securities gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Any security for which there has been other than temporary impairment of value is written down to its estimated fair value through a charge to earnings. The Company does not carry any securities for trading purposes.

Loans - Loans are carried at the principal amount outstanding, net of unearned discount, including certain net deferred loan origination fees. Residential real estate mortgage loans held for sale are carried at the lower of aggregate cost or market value. Unearned discount on certain consumer installment loans is credited to income over the term of the loan using the level-yield method. Interest income on loans is accrued based on principal amounts outstanding. Loan and lease origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans or commitments as a yield adjustment. Other credit-related fees, including letter and line of credit fees are recognized as fee income when earned.

Generally, commercial loans and loans secured by real estate (including impaired loans) are designated as nonaccrual: (a) when either principal or interest payments are 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection; or (b) when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on nonaccrual status. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the reserve for loan losses. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to such collectibility.

Commercial loans and those secured by real estate are generally charged-off to the extent principal and interest due exceed the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable. Consumer loans are subject to mandatory charge-off at a specified delinquency date and are usually not classified as nonaccrual prior to being charged-off. Closed-end consumer loans, which include installment, automobile, and single payment loans are generally charged-off in full no later than the end of the month in which the loan becomes 120 days past due. Open-end unsecured consumer loans, such as credit card loans, are generally charged-off in full no later than the end of the month in which the loan becomes 180 days past due.

Reserve for Loan Losses - The reserve for loan losses is maintained at a level believed adequate by Management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas including regulatory guidance, general economic conditions, and other pertinent factors. Determination of the reserve is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged-off against the reserve, while recoveries of amounts previously charged-off are credited to the reserve. A provision for loan losses is charged to operating expense based on Management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

Based on an estimation done pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies,” and FASB Statement Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan,” the reserve for loan losses consists of three components: (i) specific reserves established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general allocated reserves based on historical loan loss experience for each loan category; and (iii) unallocated reserves based on general economic conditions as well as specific economic factors in the markets in which the Company operates.

The specific reserves component of the reserve for loan losses is based on a regular analysis of impaired loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment valuation are defined as nonaccrual and restructured loans exclusive of smaller homogeneous loans such as home equity, installment, and 1-4 family residential loans. The fair value of the loan is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent.

The general allocated component of the reserve for loan losses is determined statistically using a loss migration analysis that examines loss experience and the related internal grading of loans charged-off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The general allocated component of the reserve for loan losses also includes consideration of the amounts necessary for concentrations and changes in portfolio mix and volume.

The unallocated component of the reserve for loan losses reflects Management’s estimate of probable inherent, but undetected, losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated component includes a portion that explicitly accounts for the inherent imprecision in loan loss migration models. The uncertainty following the events of September 11, 2001 and the recessionary environment also impact the allocation model’s estimate of loss. The historical losses used in the migration analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized.

Foreclosed Real Estate - Foreclosed real estate includes properties acquired in partial or total satisfaction of certain loans and is included in other assets in the accompanying Consolidated Statements of Condition. Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Any write-downs in the carrying value of a property at the time of acquisition are charged against the reserve for loan losses. Management periodically reviews the carrying value of foreclosed real estate properties. Any write-downs of the properties subsequent to acquisition, as well as gains or losses on disposition and income or expense from the operations of foreclosed real estate, are recognized in operating results in the period they are realized. At December 31, 2002 and 2001, foreclosed real estate totaled $5,496 and $3,630, respectively.

Premises, Furniture and Equipment - Premises, furniture and equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term. Rates of depreciation are generally based on the following useful lives: buildings - 25 to 40 years; building improvements - 3 to 15 years; and furniture and equipment - 3 to 10 years. Gains and losses on dispositions are reflected in other income and other expense, respectively. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life are capitalized and depreciated over the estimated remaining life.

Corporate Owned Life Insurance - Corporate Owned Life Insurance (“COLI”) is recorded as an asset at the amount that could be realized under the insurance contract as of the date of the Consolidated Statements of Condition. The change in cash surrender value during the period is an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period. This change is recorded as COLI income in noninterest income on the Consolidated Statements of Income.

Goodwill and Other Intangibles - Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Core deposit intangibles, representing the premium associated with the acquisition of certain deposit liabilities, are amortized to operating expense on an accelerated basis over the average lives of such deposit liabilities.

Effective January 1, 2002, the Company adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FASB No. 142”), which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17. Under FASB No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the Statement requires intangible assets with identifiable lives to be evaluated periodically and to continue to be amortized over their useful lives. As of December 31, 2002, the carrying value of goodwill totaled $16,397. The Company had no other intangible assets as of December 31, 2002. Note 7 to the consolidated financial statements on page 53 of this form 10-K includes a summary of the Company’s goodwill and other intangible assets for 2002 and 2001 as well as further details about the impact of the adoption of FASB No. 142. Prior to adopting FASB No. 142, goodwill was being amortized using the straight-line method over periods not exceeding 20 years.

Advertising Costs - All advertising costs incurred by the Company are expensed in the period in which they are incurred.

Derivative Financial Instruments - The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. This is accomplished by modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

Under the guidelines of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FASB No. 133”), as amended, all derivative instruments are required to be recorded on the Consolidated Statements of Condition at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in fair value of an asset or liability attributable to a particular risk, such as interest rate risk, are considered to be fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows to be received or paid related to an asset or liability or other types of forecasted transactions are considered to be cash flow hedges. On the date the Company enters into a derivative contract, it designates the derivative instrument as either a fair value hedge or cash flow hedge.

Fair value hedges are accounted for by recording the changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk on the Consolidated Statements of Condition with a corresponding offset recorded in current period net income. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the interest income or expense recorded on the hedged asset or liability.

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the Consolidated Statements of Condition as either a freestanding asset or liability with changes in the fair value of the derivative instrument to the extent that it is effective, recorded, net of tax, in accumulated other comprehensive income within shareholders’ equity and subsequently reclassified to net income in the same line associated with the forecasted cash flows in the same period(s) that the hedged transaction impacts net income.

Under both fair value and cash flow hedge methods, derivative gains and losses not considered highly effective in hedging the change in fair value or expected cash flows of the hedged risk are recognized immediately in the Consolidated Statements of Income.

Prior to entering a hedge transaction, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the Consolidated Statements of Condition or to specific forecasted transactions. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued prospectively and subsequent changes in the fair value of the derivative instrument is recorded in net income. FASB No. 133 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item no later than when hedge accounting ceases. First Midwest does not hold or issue derivative financial instruments for trading purposes.

Income Taxes - The Company’s deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, adjusted for the change during the period in deferred tax assets and liabilities.

The Company and its subsidiaries file a consolidated federal income tax return. The intercompany settlement of taxes paid is based on tax sharing agreements, which generally allocate taxes to each entity on a separate return basis.

Earnings Per Share - Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding plus all potential common shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s potential common shares represent shares issuable under its long-term incentive compensation plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

Treasury Stock - Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Statements of Condition. Treasury stock issued is valued based on the “last in, first out” inventory method. The difference between the consideration received upon issuance and the carrying value is changed or credited to additional paid in capital.

Stock-Based Compensation - The Company’s stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principals Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Under APB 25, no compensation expense is recognized, as the exercise price of the Company’s stock options is equal to the fair market value of its common stock on the date of the grant.

Pursuant to FASB Statement No. 123, “Accounting for Stock Based Compensation” (“FASB No. 123”), as amended by FASB Statement No. 148 (“FASB No. 148”), disclosure requirements, pro forma net income and earnings per share are presented in the following table as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods.

	Years ended December 31,
	2002	2001	2000
Net income, as reported	$90,150	$82,138	$75,540
Less: pro forma expense related to options granted	(2,499)	(2,526)	(1,390)

Pro Form net income	$87,651	$79,612	$74,150

Basic Earnings Per Share:
As reported	$1.88	$1.64	$1.47
Pro forma	$1.82	$1.59	$1.45
Diluted Earnings Per Share:
As reported	$1.86	$1.63	$1.46
Pro forma	$1.81	$1.58	$1.44

The fair values of stock options granted were estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted-average assumptions were used in the model to determine the fair value of options granted: a risk-free interest rate of 4.69%, 4.93%, and 6.45% for 2002, 2001, and 2000, respectively; an expected life of the option of 7.8 years, 7.2 years, and 7.8 years for 2002, 2001, and 2000, respectively; an expected dividend yield of 2.72%, 2.75%, and 2.57% for 2002, 2001, and 2000, respectively; and expected stock volatility of 22% for 2002, 23% for 2001, and 22% for 2000. The weighted average fair values of options at their date of grant during 2002, 2001, and 2000 were $6.99, $5.51, and $5.54, respectively.

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

For additional details on the Company’s stock-based compensation plans see Note 14 to the consolidated financial statements commencing on page 59 of this Form 10-K.

Comprehensive Income - Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under accounting principles generally accepted in the United States bypass reported net income. The Company includes changes in unrealized gains or losses, net of tax, on securities available for sale and changes in the fair value of derivatives designated under cash flow hedges in other comprehensive income and is presented in the Consolidated Statements of Changes in Stockholders Equity.

Segment Disclosures - Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. First Midwest’s chief operating decision maker evaluates the operations of the Company as one operating segment, commercial banking, due to the materiality of the commercial banking operation to the Company’s financial condition and results of operations, taken as a whole, and as a result, separate segment disclosures are not required. The Company offers the following products and services to external customers: deposits, loans, and trust services. Revenues for each of these products and services are disclosed separately in the Consolidated Statements of Income.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting For Long-Lived Assets - Effective January 1, 2002, the Company adopted FASB Statement No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“FASB No. 144”), which addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede FASB No. 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment, and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under FASB No. 144, more dispositions may qualify for discontinued operations treatment in the Consolidated Statements of Income. The adoption of FASB No. 144 had no material impact on the Company’s financial position, results of operations, or liquidity.

Acquisitions Of Certain Financial Institutions - In October 2002, the FASB issued FASB Statement No. 147, “Acquisitions of Certain Financial Institutions” (“FASB No. 147”), which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in FASB No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” FASB No. 147 became effective upon issuance and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions and reclassify these assets to goodwill. FASB No. 147 also modifies FASB No. 144 to include in its scope long-term customer-relationship intangible assets and thus subject those intangible assets to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions required for other long-lived assets.

While FASB No. 147 may affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on the Company’s results of operations, financial position, or liquidity as the Company does not have any assets subject to the specialized accounting guidance provided in FASB No. 72 or FASB No. 147.

Accounting For Stock-Based Compensation - In December 2002, the FASB issued FASB Statement No.148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“FASB No. 148”), which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to FASB No. 123’s fair value method of accounting, if a company so elects. FASB No. 148 also amends the disclosure provisions of FASB No. 123 and APB Opinion No. 25 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While FASB No. 148 does not amend FASB No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FASB No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FASB No. 123 or the intrinsic value method of APB 25. The recognition provisions of FASB No. 148 are not applicable to the Company at this time as it continues to account for stock-based compensation using the intrinsic value method. The Company has provided the disclosures pursuant to FASB No. 148 in Note 1, Summary of Significant Accounting Policies – Stock Based Compensation commencing on page 47 of this Form 10-K.

Guarantees - In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of FASB No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under FASB No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance rather than price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 17 to the consolidated financial statements commencing on page 62 of this Form 10-K. The Company does not expect the requirements of FIN 45 to have a material impact on results of its operations, financial position, or liquidity.

3. SECURITIES

The aggregate amortized cost, gross unrealized gains and losses, and market value of securities as of December 31 were as follows.

	2002				2001
	Amortized Cost	Gross Unrealized		Market Value	Amortized Cost	Gross Unrealized		Market Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury	$—	$—	$—	$—	$200	$5	$—	$205
U.S. Agency	200,527	1,231	(1)	201,757	70,217	208	(30)	70,395
Collateralized Mortgage Obligations	854,251	14,793	(1,964)	867,080	800,270	8,328	(2,183)	806,415
Other Mortgage-Backed Securities	272,546	10,208	(94)	282,660	352,265	3,763	(704)	355,324
State and Municipal	529,608	43,976	(56)	573,528	473,873	9,347	(4,046)	479,174
Other	63,660	351	(2,850)	61,161	63,167	51	(3,124)	60,094

Total	$1,920,592	$70,559	$(4,965)	$1,986,186	$1,759,992	$21,702	$(10,087)	$1,771,607

Securities Held to Maturity
U.S. Treasury	$1,705	$9	$—	$1,714	$2,006	$40	$—	$2,046
U.S. Agency	126	1	—	127	126	—	—	126
State and Municipal	68,001	145	—	68,146	63,452	127	(4)	63,575
Other	35,581	—	—	35,581	23,643	—	—	23,643

Total	$105,413	$155	$—	$105,568	$89,227	$167	$(4)	$89,390

The following table shows securities available for sale and held to maturity as of December 31, 2002 by remaining contractual maturity. Included in securities available for sale are collateralized mortgage obligations and other mortgage-backed securities. All of these securities are presented based on their expected average lives using historical and predicted prepayment trends.

	Available for Sale		Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
One year or less	$686,890	$697,659	$20,252	$20,277
One year to five years	552,309	569,669	11,927	12,023
Five years to ten years	508,200	538,164	21,532	21,559
After ten years	173,193	180,694	51,702	51,709

Total	$1,920,592	$1,986,186	$105,413	$105,568

The following table presents proceeds from sales of securities and the components of net security gains for the years ended December 31.

	2002	2001	2000
Proceeds from sales	$300,212	$525,498	$544,459
Gross realized gains	$1,921	$3,297	$2,659
Gross realized losses	(1,461)	(2,507)	(1,421)

Net realized gains	$460	$790	$1,238

Income taxes on net realized gains	$179	$308	$483

The carrying value of securities available for sale, securities held to maturity, and securities purchased under agreements to resell, which were pledged to secure deposits and for other purposes as permitted or required by law at December 31, 2002 and 2001 totaled $1,691,700 and $1,557,003, respectively.

Excluding securities issued by the U.S. Government and its agencies and corporations, there were no investments in securities from one issuer that exceeded 10% of consolidated stockholders’ equity on December 31, 2002 or 2001.

4.    LOANS

Total loans, net of deferred loan fees and other discounts of $2,046 and $2,325 at December 31, 2002 and 2001, respectively, were as follows.

	2002	2001
Commercial and industrial	$897,845	$827,281
Agricultural	91,381	87,188
Consumer	914,820	947,246
Real estate—1-4 family	138,302	196,741
Real estate—commercial	1,019,989	998,857
Real estate—construction	344,509	314,993

Total loans	$3,406,846	$3,372,306

First Midwest concentrates its lending activity in the geographic market areas that it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are garnered in the same market areas. As a result, First Midwest strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower, and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. As of December 31, 2002 and 2001, there were no significant loan concentrations with any single borrower, industry, or geographic segment.

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

The following table summarizes the book value of loans that were pledged to secure deposits and for other purposes as required or permitted by law at December 31, 2002 and 2001.

	2002	2001
Loans pledged to secure:
Deposits	$51,375	$43,319
Federal Home Loan Bank Advances	268,530	284,662

Total	$319,905	$327,981

5. RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

A summary of the transactions in the reserve for loan losses and details regarding impaired loans follows for the years ended December 31.

	2002	2001	2000
Balance at beginning of year	$47,745	$45,093	$42,645
Loans charged-off	(18,177)	(19,330)	(9,149)
Recoveries of loans previously charged-off	2,951	2,898	2,503

Net loans charged-off	(15,226)	(16,432)	(6,646)
Provision for loan losses	15,410	19,084	9,094

Balance at end of year	$47,929	$47,745	$45,093

Impaired loans:
With valuation reserve required(1)	$1,587	$4,828	$2,206
With no valuation reserve required	7,736	8,414	12,145

Total impaired loans	$9,323	$13,242	$14,351

Valuation reserve related to impaired loans	$1,336	$3,954	$667
Average impaired loans	$10,855	$15,979	$15,433
Interest income recognized on impaired loans	$345	$237	$518

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.

6. PREMISES, FURNITURE, AND EQUIPMENT

Premises, furniture, and equipment at December 31 are summarized as follows.

	2002	2001
Land	$27,510	$22,669
Premises	87,714	85,828
Furniture and equipment	63,572	59,007

Total cost	178,796	167,504
Accumulated depreciation	(97,169)	(90,332)

Net book value	$81,627	$77,172

Depreciation expense on premises, furniture, and equipment for the years 2002, 2001, and 2000 totaled $8,690, $8,739, and $8,696, respectively.

Operating Leases

At December 31, 2002, the Company and the Bank were obligated under certain noncancellable operating leases for premises and equipment, which expire at various dates through the year 2014. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2002, have initial or remaining noncancellable lease terms in excess of one year.

Total
Year-ending December 31,
2003	$1,668
2004	1,405
2005	719
2006	280
2007	262
2008 and thereafter	262

Total minimum lease payments	$4,596

Rental expense charged to operations in 2002, 2001, and 2000, amounted to approximately $1,864, $1,903, and $2,248, respectively, including amounts paid under short-term cancelable leases. Occupancy expense has been reduced by rental income from premises leased to others in the amount of $222 in 2002, $213 in 2001, and $232 in 2000.

7. INTANGIBLE ASSETS

Upon the adoption of FASB No. 142 on January 1, 2002, the Company discontinued the amortization of goodwill, which decreased noninterest expense and increased net income in 2002 as compared to 2001 and 2000. The Company’s carrying value of goodwill was $16,397 at December 31, 2002 and 2001. A reconciliation of previously reported net income and earnings per share as adjusted for the exclusion of goodwill amortization is presented below had the Company accounted for goodwill under FASB No. 142 for all periods presented.

	2002	2001	2000
Reported net income	$90,150	$82,138	$75,540
Add back of goodwill amortization	—	2,160	2,160

Adjusted net income	$90,150	$84,298	$77,700

Basic earnings per share:
Reported net income	$1.88	$1.64	$1.47
Add back of goodwill amortization	—	0.04	0.04

Adjusted net income	$1.88	$1.68	$1.51

Diluted earnings per share:
Reported net income	$1.86	$1.63	$1.46
Add back of goodwill amortization	—	0.04	0.04

Adjusted net income	$1.86	$1.67	$1.50

In conjunction with the adoption of FASB No. 142, the Company re-evaluated and adjusted the useful lives of other intangible assets to better match the benefits received thereon. As a result of the realignment, all other intangible assets were fully amortized in 2002. Information regarding the Company’s other intangible assets at December 31, 2002 and 2001 follows.

	2002	2001
	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net
Other intangible assets:
Core deposit premium	$—	$6,982	$5,856	$1,126
Other identified intangibles	—	423	236	187

Total	$—	$7,405	$6,092	$1,313

Amortization expense of other intangible assets totaled $1,313, $802, and $874 for the years ended December 31, 2002, 2001, and 2000, respectively.

8. DEPOSITS

The following is a summary of deposits at December 31.

	2002	2001
Demand deposits	$789,392	$738,175
Savings deposits	475,366	421,079
NOW accounts	717,542	662,530
Money market deposits	525,621	584,030
Time deposits less than $100	1,112,677	1,175,147
Time deposits of $100 or more	552,356	612,960

Total deposits	$4,172,954	$4,193,921

The scheduled maturities of time deposits as of December 31, 2002, for the years 2003 through 2008 and thereafter, were as follows.

Total
Year-ending December 31,
2003	$1,281,349
2004	246,345
2005	95,129
2006	17,930
2007	23,980
2008 and thereafter	300

Total	$1,665,033

9. BORROWED FUNDS

The following is a summary of borrowed funds and rates for the years ended December 31.

	2002		2001		2000
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year-end:
Securities sold under agreements to repurchase	$384,408	1.21	$494,851	2.04	$911,872	6.37
Federal funds purchased	278,000	1.24	207,000	1.53	124,000	6.43
Federal Home Loan Bank advances	575,000	3.72	270,000	4.79	110,000	6.90

Total borrowed funds	$1,237,408	2.38	$971,851	2.70	$1,145,872	6.43

Average for the year:
Securities sold under agreements to repurchase	$519,113	1.65	$618,518	4.14	$1,006,133	6.08
Federal funds purchased	193,929	1.72	214,814	3.85	84,582	6.42
Federal Home Loan Bank advances	436,986	3.98	233,342	5.35	149,426	6.30
Other borrowed funds	—	—	—	—	399	6.77

Total borrowed funds	$1,150,028	2.55	$1,066,674	4.34	$1,240,540	6.13

Maximum month-end balance:
Securities sold under agreements to repurchase	$621,630		$691,940		$1,162,484
Federal funds purchased	278,000		297,000		170,000
Federal Home Loan Bank advances	575,000		270,000		180,000
Other borrowed funds	—		—		5,000

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Condition. Repurchase agreements are secured by U.S. Treasury and U.S. Agency securities, which are held in third party pledge accounts. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2002, First Midwest did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceed 10% of stockholders’ equity.

The Company’s banking subsidiary, First Midwest Bank is a member of the Federal Loan Home Bank (“FHLB”) and has access to term financing from the FHLB. These advances are secured by qualifying residential mortgages and mortgage-related securities. At December 31, 2002, all advances from the FHLB are fixed rate with interest payable monthly. FHLB advances are callable in whole or in part at the discretion of the Federal Home Loan Bank of Chicago with all current outstanding advances callable within the first quarter 2003 and quarterly thereafter.

As of December 31, 2002, the maturity and rate schedule for FHLB advances is as follows.

Maturity	Advance Amount	Rate (%)
February 17, 2003(1)	$50,000	5.25
July 16, 2003(1)	25,000	4.58
September 25, 2003(2)	50,000	3.41
October 10, 2003(1)	25,000	3.19
January 30, 2004(1)	50,000	3.50
February 16, 2004(3)	25,000	3.36
June 18, 2004(2)	50,000	3.33
January 10, 2005(1)	50,000	4.34
January 31, 2005(1)	50,000	4.30
August 1, 2005(3)	100,000	3.22
August 1, 2005(3)	100,000	3.35

Total/Average rate	$575,000	3.72

(1)	Callable January 2003 and quarterly thereafter.
(2)	Callable March 2003 and quarterly thereafter.
(3)	Callable February 2003 and quarterly thereafter.

Other borrowed funds consist of term federal funds purchased, treasury tax and loan deposits, and short-term credit arrangements with unaffiliated banks and are generally repaid within 30 to 90 days from the transaction date. None of First Midwest’s borrowings have any related compensating balance requirements that restrict the usage of Company assets.

Exclusive of certain correspondent bank and Federal Reserve Bank discount borrowing facilities, First Midwest had $907 million of unused short-term credit lines available for use at December 31, 2002.

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31.

	2002	2001	2000
Basic earnings per share.
Net income	$90,150	$82,138	$75,540
Average common shares outstanding	48,074	50,057	51,314
Basic earnings per share	$1.88	$1.64	$1.47
Diluted earnings per share:
Net income	$90,150	$82,138	$75,540
Average common shares outstanding	48,074	50,057	51,314
Dilutive effect of stock options	341	344	290

Diluted average common shares outstanding	48,415	50,401	51,604

Diluted earnings per share	$1.86	$1.63	$1.46

During 2002, 2001, and 2000, options to purchase 354 shares, 150 shares, and 405 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Company’s common stock, and therefore, the effect would be antidilutive.

11. COMPREHENSIVE INCOME

The following table summarizes reclassification adjustments and the related income tax effect to the components of other comprehensive income for the years ended December 31.

	2002	2001	2000
Unrealized holding gains on available for sale securities arising during the period:
Unrealized net gains	$54,185	$23,947	$70,152
Related tax (expense)	(21,132)	(9,340)	(27,359)

Net after tax unrealized gains on available for sale securities	33,053	14,607	42,793

Less: Reclassification adjustment for net gains realized during the period:
Realized net gains on sales of available for sale securities	206	792	1,246
Related tax (expense)	(81)	(309)	(486)

Net after tax reclassification adjustment	125	483	760

Net unrealized holding gains on available for sale securities	32,928	14,124	42,033

Unrealized holding gains (losses) on derivatives used in cash flow hedging relationships:
Unrealized net gains (losses)	1,921	(2,984)	—
Related tax (expense) benefit	(749)	1,164	—

Net after tax unrealized gains (losses) on derivatives used in cash flow hedging relationships	1,172	(1,820)	—

Total other comprehensive income	$34,100	$12,304	$42,033

Provided below is the change in accumulated other comprehensive income for the years ended December 31.

	2002	2001	2000
Beginning balance	$5,265	$(7,039)	$(49,072)
Current year change	34,100	12,304	42,033

Ending balance	$39,365	$5,265	$(7,039)

Ending balance consists of:
Accumulated unrealized gains (losses) on securities available for sale	$40,013	$7,085	$(7,039)
Accumulated unrealized (losses) on hedging activities	(648)	(1,820)	—

Total accumulated other comprehensive income (loss)	$39,365	$5,265	$(7,039)

12. RETIREMENT PLANS

A summary of the Company’s retirement plans, including the funding policies and benefit information, is presented below.

First Midwest Savings and Profit Sharing Plan (the “Profit Sharing Plan”)—The Profit Sharing Plan covers substantially all full-time employees, provides for retirement benefits based upon vesting requirements with full vesting after 7 years, and allows for employees, at their option, to make contributions up to 15% of a pre-tax base salary through salary deductions under the provisions of Section 401(k) of the Internal Revenue Code. Employee contributions are invested, at the employees’ direction, among a variety of investment alternatives.

The Company provides a matching contribution to the Profit Sharing Plan of 2% of defined compensation of the contributing participants and a discretionary contribution of up to an additional 6%, based upon both individual Affiliate performance and the overall consolidated performance of First Midwest. The Company’s matching contribution vests immediately.

At December 31, 2002, the Profit Sharing Plan held as investments 1,938 shares of First Midwest common stock,

representing 4.1%, in the aggregate, of the total shares outstanding at such date. Fair value of shares held by the Profit Sharing Plan at December 31, 2002 and dividends paid thereon during 2002 were $51,759 and $1,353, respectively.

First Midwest Pension Plan (the “Pension Plan”)—The Pension Plan covers substantially all full-time employees, is noncontributory, and provides for retirement benefits based upon years of service and compensation levels of the participants. Actuarially determined pension costs are charged to current operations. The Company’s funding policy is to contribute amounts to its plans sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. Plan assets of the defined benefit pension plan consist primarily of marketable equity securities and bonds.

The following table summarizes the Pension Plan’s costs and obligations to participants for the years ended December 31.

	2002	2001
Change in benefit obligation:
Projected benefit obligation at beginning of year	$20,887	$16,510
Service cost	2,797	2,230
Interest cost	1,539	1,257
Actuarial losses	2,992	1,838
Benefits paid	(1,937)	(948)
Plan amendments	38	—

Projected benefit obligation at end of year	$26,316	$20,887

Change in plan assets:
Fair value of plan assets at beginning of year	$17,336	$12,936
Actual return on plan assets	(1,109)	(555)
Employer contributions	3,659	5,903
Benefits paid	(1,937)	(948)

Fair value of plan assets at end of year	$17,949	$17,336

Reconciliation of funded status:
Funded status	$(8,367)	$(3,551)
Unamortized prior service cost	49	(16)
Unrecognized net actuarial losses	10,582	4,632

Net accrued benefit cost recognized	$2,264	$1,065

Amounts recognized in the consolidated statements of condition consist of:
Accrued benefit asset	$2,264	$1,065

	Years ended December 31,
	2002	2001	2000
Components of net periodic benefit cost:
Service cost	$2,797	$2,230	$2,236
Interest cost	1,539	1,257	1,149
Expected return on plan assets(1)	(1,945)	(1,456)	(1,091)
Recognized transition (asset)	—	—	(5)
Amortization of prior service cost	(26)	(81)	(81)
Recognized net actuarial loss	96	—	—

Net periodic cost	$2,461	$1,950	$2,208

Weighted-average assumptions:
Discount rate(2)	6.75%	7.25%	7.75%
Expected return on plan assets(3)	8.75%	9.00%	9.00%
Rate of compensation increase	4.50%	4.50%	4.50%

(1)	Based on the calculated value of plan assets and the use of the arithmetic method of calculation.
(2)	Based on Moody’s AA corporate bond rate as of December 31, 2002.
(3)	Based on historical return levels of the Pension Plan’s return on plan assets.

The increase in 2002 net period cost as compared to 2001 is due to both the decline in the fair value of plan assets and the use of a lower discount rate in actuarial calculations. Assumed discount rates and expected rates of return have a significant impact on the amounts reported. Using a discount rate of 6.75% and an expected rate of return of 8.75%, it is believed that, based on actuarial estimates, 2003’s net periodic pension cost would increase by approximately 30% as compared to 2002.

The aggregate expense related to the Company’s retirement plans for the periods noted, included in retirement and other employee benefits in the accompanying Consolidated Statements of Income, is summarized in the table below.

	Year ended December 31,
	2002	2001	2000
Profit Sharing Plan	$4,037	$3,743	$3,175
Pension Plan	2,461	1,950	2,208

Total	$6,498	$5,693	$5,383

13. INCOME TAXES

Total income taxes (benefits) reported in the Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000 include the following components.

	2002	2001	2000
Current tax expense (benefit):
Federal	$30,874	$25,550	$26,462
State	705	(121)	(61)

Total	31,579	25,429	26,401

Deferred tax expense (benefit):
Federal	512	1,574	(2,155)
State	42	(335)	(487)

Total	554	1,239	(2,642)

Total income tax expense	$32,133	$26,668	$23,759

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded. Deferred tax assets and liabilities as of December 31, 2002 and 2001 were as follows.

	2002	2001
Deferred tax assets:
Reserve for loan losses	$16,775	$16,711
Depreciable assets	1,157	1,516
Accrued retirement benefits	1,751	1,953
State tax benefits	2,218	2,245
Other	1,826	1,274

Total deferred tax assets	23,727	23,699

Deferred tax liabilities:
Purchase accounting adjustments	(1,435)	(1,632)
Dividends receivable	(3,469)	(3,168)
Deferred loan fees	(1,912)	(1,102)
Other	(1,669)	(2,001)

Total deferred tax liabilities	(8,485)	(7,903)

Net deferred tax assets	15,242	15,796
Tax effect of adjustments related to other comprehensive income	(25,136)	(3,326)

Net deferred tax (liabilities) assets including adjustments	$(9,894)	$12,470

Deferred tax assets and liabilities are included in other assets and other liabilities, respectively, in the accompanying Consolidated Statements of Condition. Management believes that it is more likely than not that the deferred tax assets will be fully realized, therefore no valuation allowance has been recorded as of December 31, 2002 or 2001.

The differences between the statutory federal income tax rate and the effective tax rate on income for the years ended December 31, 2002, 2001, and 2000 are as follows.

	2002	2001	2000
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax exempt income, net of interest expense disallowance	(7.1)%	(7.7)%	(7.9)%
State income tax, net of federal tax effect	0.4%	(0.3)%	(0.4)%
Other, net	(2.0)%	(2.5)%	(2.8)%

Effective tax rate	26.3%	24.5%	23.9%

As of December 31, 2002, 2001, and 2000, First Midwest’s retained earnings includes an appropriation for an acquired thrift’s tax bad debt reserves of approximately $2,480 for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings is distributed as a result of the liquidation of First Midwest or its Affiliates, federal and state income taxes would be imposed at the then applicable rates.

14. STOCK OPTION PLANS

Omnibus Stock and Incentive Plan (the “Omnibus Plan”)—In February 1989, the Board of Directors of First Midwest adopted the Omnibus Plan, which allows for the granting of both incentive and non-statutory (“nonqualified”) stock options, stock appreciation rights, restricted stock, performance units, and performance shares to certain key employees. The total number of shares of First Midwest’s common stock available for awards under the Omnibus Plan, as amended, may not exceed 6,432 of which 325 shares may be granted in restricted stock.

Since the inception of the Omnibus Plan, in February of each year certain key employees have been granted nonqualified stock options. The option exercise price is set at the fair market value of First Midwest common stock on the date the options are granted. All options have a term of ten years from the date of grant and vest over three years (subject to accelerated vesting in connection with death, disability or a change-in-control, as defined in the Omnibus Plan) with 50% exercisable after two years from the date of grant and the remaining 50% exercisable three years after the grant date.

Nonemployee Directors Stock Option Plan (the “Directors Plan”)—In 1997 the Board of Directors of First Midwest adopted the Directors Plan, which provides for the granting of nonqualified options for shares of common stock to nonmanagement Board members of the Company. A maximum of 281 nonqualified options for shares of common stock are available for grant under the Directors Plan. The timing, amounts, recipients, and other terms of the option grants are determined by the provisions of, or formulas in, the Directors Plan. The exercise price of the options is equal to the fair market value of the common stock on the grant date. All options have a term of ten years from the date of grant and become exercisable one year from the grant date subject to accelerated vesting in the event of death, disability, or a change-in-control, as defined in the Directors Plan. Directors elected during the service year are granted options on a pro-rata basis to those granted to the directors at the start of the service year.

Both the Omnibus Plan and the Directors Plan have been submitted to and approved by the shareholders of First Midwest.

A summary of the nonqualified stock option transactions under the Omnibus Plan and Directors Plan for the periods noted are as follows.

	Years ended December 31,
	2002		2001		2000
	Options	Average Exercise Price	Options	Average Exercise Price	Options	Average Exercise Price
Outstanding at beginning of year	2,069	$19.34	1,906	$17.18	1,849	$15.30
Granted	596	28.86	727	23.55	730	19.47
Exercised	(580)	19.84	(516)	17.04	(500)	12.53
Forfeited	(16)	25.01	(48)	21.83	(126)	19.52
Expired	(6)	28.72	—	—	(47)	21.71

Outstanding at end of year	2,063	21.88	2,069	19.34	1,906	17.18

Exercisable at end of year	989	$19.55	809	$16.52	793	$13.62

The following is a summary of options outstanding and exercisable at December 31, 2002.

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Life(1)	Average Exercise Price	Number Exercisable	Average Exercise Price
$9.39 – $17.10	305	2.72	$12.87	305	$12.87
$18.40 – $22.40	690	6.57	19.22	457	19.60
$22.50 – $28.62	534	7.69	23.36	88	26.37
$28.70 – $31.01	534	7.99	28.97	139	29.67

Total	2,063	6.66	$21.88	989	$19.55

(1)	Average contractual life remaining in years.

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

16. REGULATORY AND CAPITAL MATTERS

The principal source of cash flow for First Midwest is dividends from its banking and other subsidiaries. Various federal and state banking regulations and capital guidelines limit the amount of dividends that may be paid to First Midwest by the Bank. Future payment of dividends by the subsidiaries is dependent on individual regulatory capital requirements and levels of profitability. Without prior regulatory approval, the Bank can initiate aggregate dividend payments in 2003 of $186,865 plus an additional amount equal to their net profits for 2003, as defined by statute, up to the date of any such dividend declaration. Since First Midwest is a legal entity, separate and distinct from its subsidiaries, the dividends of First Midwest are not subject to such bank regulatory guidelines.

Under the provisions of the Federal Reserve Act, depository institutions are required to maintain certain average balances in the form of cash or noninterest-bearing balances with the Federal Reserve Bank. Average reserve balances aggregating $57,025 in 2002 were maintained in fulfillment of these requirements.

First Midwest and the Bank are subject to various capital requirements set up and administered by the federal banking agencies. Under capital adequacy guidelines, First Midwest and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components of capital and assets, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require First Midwest and the Bank to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined). Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. As of December 31, 2002, First Midwest and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent regulatory notification classified the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum total and tier 1 capital to risk-weighted assets and tier 1 capital to average assets ratios as set forth in the table below. There are no conditions or events since that notification that Management believes have changed the Bank’s classification.

The following table summarizes the actual capital ratios for First Midwest and the Bank, as well as those required to be categorized as adequately capitalized and “well capitalized.”

	First Midwest Actual		For Capital Adequacy Purposes		Well Capitalized for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2002:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$482,512	11.03%	$349,960	8.00%	$437,450	10.00%
First Midwest Bank	460,426	10.56	348,826	8.00	436,033	10.00
Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	434,583	9.93	174,980	4.00	262,470	6.00
First Midwest Bank	412,497	9.46	174,413	4.00	261,620	6.00
Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	434,583	7.32	178,126	3.00	296,877	5.00
First Midwest Bank	412,497	7.01	176,683	3.00	294,471	5.00
As of December 31, 2001:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	$471,728	11.08%	$340,488	8.00%	$425,611	10.00%
First Midwest Bank	458,022	10.81	338,998	8.00	423,747	10.00
Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	423,983	9.96	170,244	4.00	255,366	6.00
First Midwest Bank	410,277	9.68	169,499	4.00	254,248	6.00
Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc.	423,983	7.43	171,181	3.00	285,301	5.00
First Midwest Bank	410,277	7.25	170,047	3.00	283,412	5.00

17. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, First Midwest enters into financial instruments with off-balance sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. All financial instruments are held or issued for purposes other than trading. These instruments include commitments to extend credit, standby letters of credit, commercial letters of credit (collectively “credit commitments”), and recourse on assets sold. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Condition. The contract or notional amounts of these financial instruments at December 31 were as follows.

	2002	2001
Commitments to extend credit:
Fixed rate	$229,309	$111,656
Floating rate	848,132	868,791
Letters of credit:
Standby	85,375	83,948
Commercial	774	376
Recourse on assets sold	—	6,271

The amount of unused home equity lines of credit included in commitments to extend credit totaled $195,091 and $153,142 at December 31, 2002 and 2001, respectively.

Credit Commitments—Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements.

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party and are most often issued in favor of a municipality where construction is taking place to ensure that the borrower adequately completes the construction. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party. This type of letter of credit is typically issued on behalf of a customer who is generally involved in an international business activity such as the importing of goods.

A majority of the Company’s credit commitments expire within one year. First Midwest’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for credit commitments is represented by the contractual amount of those instruments. The credit risk is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. First Midwest uses the same credit policies in making credit commitments as it does for on-balance sheet instruments, with such exposure to credit loss minimized due to various collateral requirements in place.

Recourse on Assets Sold—Recourse on assets sold results from an arrangement in which the reporting institution retains any risk of credit loss directly or indirectly associated with a transferred (sold) asset. First Midwest had no assets sold with recourse at December 31, 2002.

18. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting principles generally accepted in the United States require disclosure of the estimated fair values of certain financial instruments, both assets and liabilities, on and off-balance sheet, for which it is practical to estimate the fair value. Because the estimated fair values provided herein exclude disclosure of the fair value of certain other financial instruments and all non-financial instruments, any aggregation of the estimated fair value amounts presented would not represent the underlying value of First Midwest. Examples of non-financial instruments having significant value include the future earnings potential of significant customer relationships and the value of First Midwest’s trust division operations and other fee-generating businesses. In addition, other significant assets including property, plant, and equipment, and goodwill are not considered financial instruments and therefore have not been valued.

Various methodologies and assumptions have been utilized in Management’s determination of the estimated fair value of First Midwest’s financial instruments, which are detailed below. The fair value estimates are made at a discrete point in time based upon relevant market information. Because no market exists for a significant portion of these financial instruments, fair value estimates are based on judgments regarding future expected economic conditions and loss experience and risk characteristics of the financial instruments. These estimates are subjective, involve uncertainties, and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used in estimating the fair value of financial instruments.

Short-Term Financial Assets and Liabilities—For financial instruments with a short or no stated maturity, prevailing market rates, and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, funds sold and other short-term investments, mortgages held for sale, corporate owned life insurance, accrued interest receivable, and accrued interest payable.

Securities Available for Sale and Held to Maturity—The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans—The fair value of loans was estimated using present value techniques by discounting the future cash flows of the remaining maturities of the loans. The discount rate was based on the London Interbank Offering Rate (“Libor”) yield curve, with rate adjustments for prepayment, liquidity, and credit risk. The primary impact of credit risk on the present value of the loan portfolio, however, was accommodated through the use of the reserve for loan losses, which is believed to represent the current fair value of all possible future losses for purposes of the fair value calculation.

Deposit Liabilities—The fair value of demand, savings, money market deposits, and fixed-maturity certificates of deposits was estimated using a discounted cash flow analysis based on the Libor yield curve. The cash flows used for demand, savings, and money market deposits were developed using a weighted average life based on current and historical experiences regarding portfolio retention and interest rate repricing behavior.

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

The carrying amount and estimated fair value of First Midwest’s financial instruments at December 31, 2002 and 2001 are as follows.

	2002		2001
	Carrying Amount	Estimated Fair value	Carrying Amount	Estimated Fair value
Financial Assets:
Cash and due from banks	$195,153	$195,153	$155,822	$155,822
Funds sold and other short-term investments	11,745	11,747	4,334	4,336
Mortgages held for sale	18,521	18,521	15,240	15,240
Securities available for sale	1,986,186	1,986,186	1,771,607	1,771,607
Securities held to maturity	105,413	105,568	89,227	89,390
Loans, net of reserve for loan losses	3,406,846	3,530,226	3,324,561	3,437,676
Accrued interest receivable	31,005	31,005	32,027	32,027
Investment in corporate owned life insurance	141,362	141,362	135,280	135,280
Financial Liabilities:
Deposits	$4,172,954	$4,000,720	$4,193,921	$4,205,302
Borrowed funds	1,237,408	1,248,956	971,851	973,333
Derivative liabilities	1,063	1,063	2,984	2,984
Accrued interest payable	8,503	8,503	10,231	10,231

19. SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosures to the Consolidated Statements of Cash Flows for the three years ended December 31 are as follows.

	2002	2001	2000
Income taxes paid	$27,495	$25,056	$29,054
Interest paid to depositors and creditors	112,638	191,175	233,060
Non-cash transfers of loans to foreclosed real estate	8,216	5,030	3,743
Dividends declared but unpaid	8,982	8,303	8,184

20. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

First Midwest maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. This is accomplished by modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments represent contracts between parties that usually require no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units or shares. An underlying represents a variable, such as an interest rate, security price, or price index. The amount of cash or other asset delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying. Derivatives are also implicit in certain contracts and commitments.

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, or equity prices. The Company’s primary market risk is interest rate risk. Management uses derivative instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. The derivative instruments the Company primarily uses are interest rate swaps with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the Consolidated Statements of Condition and the risk management strategies for the current and anticipated rate environment.

FASB No. 133 requires all derivative instruments to be carried at fair value on the Consolidated Statements of Condition. FASB No. 133 provides special hedge accounting provisions that permit the change in fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative. Note 1 provides further detail on how derivative instruments are accounted for in the financial statements. The Company usually designates derivative instruments used to manage interest rate risk into FASB No. 133 hedge relationships with the specific assets, liabilities, or cash flows being hedged. Some derivative instruments used for interest rate risk management may not be designated in a FASB No. 133 hedge relationship. Such will be the case if the derivative instrument is being used to offset risk related to an asset or liability that is accounted for at fair value in the financial statements, if the derivative instrument has been moved out of a FASB No. 133 relationship because the hedge was deemed not effective, or if operational or cost constraints make it prohibitive to apply hedge accounting.

As with any financial instrument, derivative instruments have inherent risks. Market risk is the adverse effect a change in interest rates, currency, or implied volatility has on the value of a financial instrument. First Midwest manages market risk associated with derivative instruments by establishing and monitoring limits as to the degree of risk that may be undertaken. The risk is periodically measured as part of the Company’s overall market risk monitoring process, which includes the use of net interest income and economic value of equity simulation methodologies. This process is carried out by the Company’s Asset Liability Management Committee. See further discussion of this process in the Market Risk and Interest Rate Sensitivity Management section of Management’s Discussion and Analysis commencing on page 18 of this Form 10-K.

Credit risk is the risk that a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards maintained for all activities with credit risk, and collateralizing gains. First Midwest maintains a policy limiting credit exposure to any one counterparty to not more than 2.5% of stockholders’ equity. Additionally, the Company has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. On December 31, 2002, these collateral agreements covered 100% of the notional amount of the total dealer interest rate swap portfolio, and the Company held cash with a $4.2 million fair value master netting agreement to collateralize net gains with counterparties.

Fair Value Hedges – During 2002, First Midwest did not enter into any fair value hedges.

Cash Flow Hedges – During 2002, First Midwest hedged cash flow variability related to variable-rate funding products, specifically certain indexed deposit accounts, through the use of pay fixed, receive variable interest rate swaps.

All derivative contracts are valued using observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations and expected lives presented in the following table are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31 of the respective year presented.

Summary information regarding interest rate swap derivative instruments designated as cash flow hedges under FASB No. 133 at December 31, 2002, 2001, and 2000 are as follows.

	2002	2001	2000
Notional amount outstanding	$125,000	100,000	$—
Weighted average interest rate paid	4.76%	5.25%	—
Weighted average interest rate received	1.39%	1.89%	—
Weighted average maturity (in years)	0.64	1.13	—
Fair value gain (loss)	$(1,063)	(2,984)	$—

The Company recognized no ineffective cash flow hedge gains or losses and no gains or losses were recognized related to components of derivative instruments that were excluded from the assessment of hedge ineffectiveness during 2002.

At December 31, 2002, accumulated other comprehensive income included a deferred after-tax net loss of $648 for the derivatives used to hedge funding cash flows. See Note 11 on page 56 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in other comprehensive income at December 31, 2002 related to the derivatives used to hedge funding cash flows is projected to be reclassified into earnings in conjunction with the recognition of interest payments through September 2005, with $710 of net loss expected to be reclassified within the next year.

Other Derivative Activities – During 2002, the Company had no derivative instruments in its derivative portfolio not included in FASB No. 133 hedge relationships. The Company does not enter into derivative transactions for purely speculative purposes.

21. RELATED PARTY TRANSACTIONS

The Company, through the Bank, has made loans and had transactions with certain of its directors and executive officers. However, all such loans and transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. The Securities and Exchange Commission has determined that, with respect to the Company and significant subsidiaries, disclosure of borrowings by directors and executive officers and certain of their related interests should be made if the loans are greater than 5% of stockholders’ equity, in the aggregate. These loans totaling $714 and $666 in aggregate were not greater than 5% of stockholders’ equity at December 31, 2002 or 2001, respectively.

22. CONTINGENT LIABILITIES AND OTHER MATTERS

As of December 31, 2002, there are certain legal proceedings pending against First Midwest and its Affiliates in the ordinary course of business. In assessing these proceedings, including the advice of counsel, First Midwest believes that liabilities arising from these proceedings, if any, would not have a material adverse effect on the consolidated financial condition of First Midwest.

23. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company.

Statements of Condition

(Parent Company only)

	December 31,
	2002	2001
Assets
Cash and interest-bearing deposits	$27,063	$16,504
Investment in and advances to Affiliates	461,973	427,355
Goodwill	8,943	8,943
Other assets	13,385	13,577

Total assets	$511,364	$466,379

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$19,411	$19,112
Stockholders’ equity	491,953	447,267

Total liabilities and stockholders’ equity	$511,364	$466,379

Statements of Income

(Parent Company only)

	Years ended December 31,
	2002	2001	2000
Income
Dividends from Affiliates	$92,310	$69,547	$48,709
Interest income	376	1,221	1,485
Security transactions and other income	319	519	363

Total income	93,005	71,287	50,557

Expenses
Interest expense	—	—	27
Salaries and employee benefits	3,155	2,802	2,045
Amortization of intangible assets	149	880	836
Other expenses	2,659	2,092	1,527

Total expenses	5,963	5,774	4,435

Income before income tax expense and equity in undistributed income of Affiliates	87,042	65,513	46,122
Income tax benefit	1,831	1,652	1,668

Income before undistributed income of Affiliates	88,873	67,165	47,790
Equity in undistributed income of Affiliates	1,277	14,973	27,750

Net income	$90,150	$82,138	$75,540

Statements of Cash Flows

(Parent Company only)

	Years ended December 31,
	2002	2001	2000
Operating Activities
Net income	$90,150	$82,138	$75,540
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from Affiliates	(1,277)	(14,973)	(27,750)
Depreciation of premises, furniture, and equipment	57	87	117
Net (gains) losses on sales of securities	(254)	2	8
Tax benefit from employee exercises of nonqualified stock options	985	979	715
Net amortization of goodwill and other intangibles	149	880	836
Net (increase) decrease in other assets	(688)	5,053	(6,859)
Net (decrease) in other liabilities	(380)	(1,497)	(2,035)

Net cash provided by operating activities	88,742	72,669	40,572

Investing Activities
Purchases of securities available for sale	(1,346)	(1,218)	(657)
Proceeds from sales of securities available for sale	954	824	614
Purchase of other assets, net of sales	833	2,096	(343)

Net cash provided (used) by investing activities	441	1,702	(386)

Financing Activities
Net (decrease) in borrowed funds	—	—	(6,300)
Net purchases of treasury stock	(52,117)	(64,582)	(12,195)
Proceeds from issuance of treasury stock	9	16	7
Cash dividends paid	(32,879)	(32,297)	(29,598)
Exercise of stock options	6,363	3,222	2,659
Capital contributions and other advances and repayments from Affiliates	—	—	33,083

Net cash (used) by financing activities	(78,624)	(93,641)	(12,344)

Net increase (decrease) in cash and cash equivalents	10,559	(19,270)	27,842
Cash and cash equivalents at beginning of year	16,504	35,774	7,932

Cash and cash equivalents at end of year	$27,063	$16,504	$35,774

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors and Executive Officers of First Midwest, their family relationships and their business experience is contained in the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders of First Midwest, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of the Executive Officers of First Midwest is contained in the “Executive Officers and Executive Compensation” section of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders of First Midwest, which section is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is contained in the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders of First Midwest, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions of First Midwest is contained in the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders of First Midwest, which information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Within 90 days prior to the filing date of this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer, and Principal Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and Principal Accounting Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

REPORTS ON FORM 8-K

(a)    The following exhibits, financial statements and financial statement schedules are filed as part of this report.

FINANCIAL STATEMENTS

Consolidated Statements of Condition – As of December 31, 2002 and 2001

Consolidated Statements of Income – Years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows – Years ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

Report of Independent Auditors

FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted from this Annual Report because the required information is presented in the consolidated financial statements or in the notes thereto, the amounts involved are not significant, or the required subject matter is not applicable.

EXHIBITS

See Exhibit Index commencing on page 72.

(b)	Reports on Form 8-K -

(1)	The Company filed a Current Report on Form 8-K, dated October 9, 2002, to announce the Company’s third quarter 2002 earnings release date and to reiterate earnings guidance.

(2)	The Company filed a Current Report on Form 8-K, dated October 23, 2002, to announce the Company’s earnings results for the quarter and nine months ended September 30, 2002

(3)	The Company filed a Current Report on Form 8-K, dated November 6, 2002, to announce the Company’s participation in the Sandler O’Neill 2002 Bank Conference.

(4)	The Company filed a Current Report on Form 8-K, dated November 13, 2002, to make available the slide presentation presented by the Company at the Sandler O’Neill 2002 Bank Conference.

(5)	The Company filed a Current Report on Form 8-K, dated November 20, 2002, to announce a change in the Company’s Annual Meeting of Shareholders date.

(6)	The Company filed a Current Report on Form 8-K, dated November 21, 2002, to announce the appointment of Patrick J. McDonnell to the Company’s Board of Directors.

(7)	The Company filed a Current Report on Form 8-K, dated November 21, 2002, to announce an increase in the Company’s cash dividend rate.

(8)	The Company filed a Current Report on Form 8-K, dated December 19, 2002, to announce the Company’s fourth quarter 2002 earnings release date and conference call participation details.

Management’s Report

To Our Stockholders:

The accompanying consolidated financial statements were prepared by Management, which is responsible for the integrity and objectivity of the data presented. In the opinion of Management, the financial statements, which necessarily include amounts based on Management’s estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States.

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

/s/ JOHN M. O’MEARA	/s/ MICHAEL L. SCUDDER

John M. O’Meara	Michael L. Scudder
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer

January 21, 2003

Reports of Independent Auditors

The Board of Directors and Stockholders

First Midwest Bancorp, Inc:

We have audited the accompanying consolidated statements of condition of First Midwest Bancorp, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Midwest Bancorp, Inc. as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

January 21, 2003

EXHIBIT INDEX

Exhibit Number	Description of Documents

3	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3 to the Quarterly Report on Form 10-Q dated March 31, 2002.

3.1	Restated Bylaws of the Company.

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

10	Restated Omnibus Stock and Incentive Plan.

10.1

Retirement and Consulting Agreement and Continuing Participant Agreement to the Omnibus Stock and Incentive Plan executed between the Company and former executive of the Company is incorporated herein by reference to Exhibit 10.1 and 10.2 to the Quarterly Report on Form 10-Q dated June 30, 2002.

10.2	Retirement and Consulting Agreement and Continuing Participant Agreement to the Omnibus Stock and Incentive Plan executed between the Company and former executive of the Company.

10.3	Amended and Restated Non-Employee Directors’ 1997 Stock Option Plan is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated September 30, 2000.

10.4	Restated Nonqualified Stock Option-Gain Deferral Plan.

10.5	Restated Deferred Compensation Plan for Nonemployee Directors.

10.6	Restated Nonqualified Retirement Plan.

10.7	Restated Savings and Profit Sharing Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2002.

10.8	Form of Letter Agreement for Nonqualified Stock Options Grant executed between the Company and the executive officers of the Company pursuant to the Company’s Omnibus Stock and Incentive Plan.

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

11

Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 55 of the Company’s Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Date” of this document.

21	Subsidiaries of the Registrant.

23	Consents of Experts and Counsel.

Exhibits 10 through 10.6 and 10.8 through 10.13 are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to item 14(a)3.

All other Exhibits that are required to be filed with this form are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MIDWEST BANCORP, INC. Registrant

By	/s/ JOHN M. O’MEARA
John M. O’Meara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities on March 7, 2003.

Signatures

/s/ ROBERT P. O’MEARA Robert P. O’Meara	Chairman of the Board

/s/ JOHN M. O’MEARA John M. O’Meara	President and Chief Executive Officer, and Director

/s/ MICHAEL L. SCUDDER Michael L. Scudder	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer

Vernon A. Brunner	Director

/s/ BRUCE S. CHELBERG Bruce S. Chelberg	Director

/s/ WILIAM J. COWLIN William J. Cowlin	Director

/s/ O. RALPH EDWARDS O. Ralph Edwards	Director

/s/ JOSEPH W. ENGLAND Joseph W. England	Director

/s/ BROTHER JAMES GAFFNEY, FSC Brother James Gaffney, FSC	Director

/s/ THOMAS M. GARVIN Thomas M. Garvin	Director

/s/ PATRICK J. MCDONNELL Patrick J. McDonnell	Director

/s/ JOHN L. STERLING John L. Sterling	Director

/s/ J. STEPHEN VANDERWOUDE J. Stephen Vanderwoude	Director

CERTIFICATIONS

I, John M. O’Meara, certify that:

1.	I have reviewed this annual report on Form 10-K of First Midwest Bancorp Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including anycorrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 7, 2003	/s/ JOHN M. O’MEARA
[Signature]
President and Chief Executive Officer

I, Michael L. Scudder, certify that:

1.	I have reviewed this annual report on Form 10-K of First Midwest Bancorp Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including anycorrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 7, 2003	/s/ MICHAEL L. SCUDDER
[Signature]
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer