Form 10-Q
period 2003-03-31
FIRST MIDWEST BANCORP INC
filed 2003-05-14
CIK 702325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_________ to __________.

Commission File Number 0-10967

_______________
FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

300 Park Blvd., Suite 405, P.O. Box 459
Itasca, Illinois 60143-9768
(Address of principal executive offices) (zip code)

_______________

Registrant's telephone number, including area code: (630) 875-7450

______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].
At May 12, 2003, there were 46,598,763 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS

Page

Part I.	FINANCIAL INFORMATON

Item 1.	Financial Statements

Consolidated Statements of Condition		3*
Consolidated Statements of Income		4*
Consolidated Statements of Changes in Stockholders' Equity		5*
Consolidated Statements of Cash Flows		6*
Notes to Consolidated Financial Statements		7*

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12*

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	24**

Item 4.	Controls and Procedures	26*

Part II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	26*

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CONDITION (Amounts in thousands)
	March 31, 2003	December 31, 2002

	(Unaudited)
Assets
Cash and due from banks	$161,094	$195,153
Federal funds sold and other short-term investments	875	11,745
Mortgages held for sale	18,160	18,521
Securities available for sale, at market value	2,057,684	1,986,186
Securities held to maturity, at amortized cost	114,265	105,413
Loans, net of unearned discount	3,439,281	3,406,846
Reserve for loan losses	(48,020)	(47,929)

Net loans	3,391,261	3,358,917

Premises, furniture and equipment	81,312	81,627
Accrued interest receivable	31,908	31,005
Investment in corporate owned life insurance	142,658	141,362
Goodwill	16,397	16,397
Other assets	34,979	34,207

Total assets	$6,050,593	$5,980,533

Liabilities
Demand deposits	$805,142	$789,392
Savings deposits	492,482	475,366
NOW accounts	726,588	717,542
Money market deposits	550,854	525,621
Time deposits	1,620,402	1,665,033

Total deposits	4,195,468	4,172,954

Borrowed funds	1,277,895	1,237,408
Accrued interest payable	6,940	8,503
Other liabilities	77,468	69,715

Total liabilities	5,557,771	5,488,580

Stockholders' equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 100,000 shares; issued 56,927 shares; outstanding: March 31, 2003 - 46,582 shares December 31, 2002 - 47,206 shares	569	569
Additional paid-in capital	70,418	71,020
Retained earnings	608,055	594,192
Accumulated other comprehensive income, net of tax	43,239	39,365
Treasury stock, at cost: March 31, 2003 - 10,345 shares December 31, 2002 - 9,721 shares	(229,459)	(213,193)
Total stockholders' equity	492,822	491,953

Total liabilities and stockholders' equity	$6,050,593	$5,980,533

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (Amounts in thousands, except per share data) (Unaudited)
	Quarters Ended March 31,

	2003	2002
Interest Income
Loans	$51,196	$56,937
Securities available for sale	21,820	25,665
Securities held to maturity	1,300	1,179
Federal funds sold and other short-term investments	249	162

Total interest income	74,565	83,943

Interest Expense
Deposits	15,169	22,616
Borrowed funds	7,255	7,080

Total interest expense	22,424	29,696

Net interest income	52,141	54,247

Provision for loan losses	2,530	5,055

Net interest income after provision for loan losses	49,611	49,192

Noninterest Income
Service charges on deposit accounts	6,281	5,756
Trust and investment management fees	2,553	2,708
Other service charges, commissions, and fees	4,545	4,293
Corporate owned life insurance income	1,296	1,698
Security gains, net	66	-
Other income	3,023	1,687

Total noninterest income	17,764	16,142

Noninterest Expense
Salaries and wages	15,299	15,126
Retirement and other employee benefits	4,713	4,433
Occupancy expense of premises	3,679	3,515
Equipment expense	1,912	1,882
Technology and related costs	2,331	2,466
Professional services	1,483	1,726
Advertising and promotions	1,806	969
Other expenses	5,615	5,519

Total noninterest expense	36,838	35,636

Income before income tax expense	30,537	29,698
Income tax expense	7,807	7,627

Net income	$22,730	$22,071

Per Share Data
Basic earnings per share	$0.48	$0.45
Diluted earnings per share	$0.48	$0.45

Cash dividends per share	$0.19	$0.17

Weighted average shares outstanding	46,978	48,647
Weighted average diluted shares outstanding	47,229	49,047

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2001	$569	$74,961	$537,600	$5,265	$(171,128)	$447,267
Comprehensive Income:
Net income	-	-	22,071	-	-	22,071
Other comprehensive income, net of tax:
Unrealized (losses) on securities	-	-	-	(6,929)	-	(6,929)
Unrealized gains on hedging activities	-	-	-	535	-	535
Total comprehensive income						15,677
Dividends declared ($.17 per share)	-	-	(8,271)	-	-	(8,271)
Purchase of treasury stock	-	-	-	-	(12,157)	(12,157)
Treasury stock issued to (purchased for)
benefit plans	-	7	-	-	23	30
Exercise of stock options	-	(2,473)	-	-	6,755	4,282
Fair value adjustment to treasury
stock held in grantor trust	-	5	-	-	(10)	(5)
Balance at March 31, 2002	$569	$72,500	$551,400	$(1,129)	$(176,517)	$446,823
Balance at December 31, 2002	$569	$71,020	$594,192	$39,365	$(213,193)	$491,953
Comprehensive Income:
Net income	-	-	22,730	-	-	22,730
Other comprehensive income, net of tax:
Unrealized gains on securities	-	-	-	3,494	-	3,494
Unrealized gains on hedging activities	-	-	-	380	-	380
Total comprehensive income						26,604
Dividends declared ($.19 per share)	-	-	(8,867)	-	-	(8,867)
Purchase of treasury stock	-	-	-	-	(17,376)	(17,376)
Treasury stock issued to (purchased for)
benefit plans	-	-	-	-	(59)	(59)
Exercise of stock options	-	(602)	-	-	1,169	567
Balance at March 31, 2003	$569	$70,418	$608,055	$43,239	$(229,459)	$492,822

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)
	Quarters Ended March 31,

	2003	2002
Operating Activities
Net income	$22,730	$22,071
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,530	5,055
Depreciation of premises, furniture, and equipment	2,088	2,100
Net amortization of premium on securities	3,992	1,992
Net (gains) on securities	(66)	-
Net (gains) on sales of other real estate owned	(30)	(43)
Net (gains) losses on sales of premises, furniture, and equipment	(482)	153
Tax benefits from employee exercises of nonqualified stock options	144	605
Net decrease in deferred income taxes	66	1,060
Net amortization of goodwill and other intangibles	-	175
Originations and purchases of mortgage loans held for sale	(116,669)	(59,369)
Proceeds from sales of mortgage loans held for sale	117,030	64,303
Net (increase) in corporate owned life insurance	(1,296)	(1,539)
Net (increase) in accrued interest receivable	(903)	(1,508)
Net (decrease) in accrued interest payable	(1,563)	(1,425)
Net (increase) decrease in other assets	(4,145)	8,650
Net increase (decrease) in other liabilities	7,797	(1,982)

Net cash provided by operating activities	31,223	40,298
Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	281,502	147,665
Proceeds from sales and redemptions	2,904	-
Purchases	(354,101)	(296,703)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	2,360	1,386
Purchases	(11,212)	(9,115)
Net (increase) in loans	(35,071)	(8,341)
Proceeds from sales of other real estate owned	1,679	1,263
Proceeds from sales of premises, furniture, and equipment	1,136	1,297
Purchases of premises, furniture, and equipment	(2,427)	(8,003)

Net cash (used) by investing activities	(113,230)	(170,551)
Financing Activities
Net increase (decrease) in deposit accounts	22,514	(23,743)
Net increase in borrowed funds	40,487	202,519
Purchase of treasury stock	(17,376)	(12,157)
Proceeds from issuance of treasury stock	-	7
Cash dividends paid	(8,970)	(8,303)
Exercise of stock options	423	3,677

Net cash provided by financing activities	37,078	162,000

Net (decrease) increase in cash and cash equivalents	(44,929)	31,747
Cash and cash equivalents at beginning of period	206,898	160,156

Cash and cash equivalents at end of period	$161,969	$191,903

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of First Midwest Bancorp, Inc., a Delaware corporation, and its subsidiary companies (together "First Midwest" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with First Midwest's Annual Report on Form 10-K for the year ended December 31, 2002.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods shown. The results of operation for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The consolidated financial statements include the accounts of First Midwest Bancorp, Inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

  RECENT ACCOUNTING PRONOUNCEMENTS

  Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34," elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in First Midwest's financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN 45 during the first quarter of 2003 did not have a material impact on its financial position or results of operation.

  SECURITIES

  The aggregate amortized cost, gross unrealized gains and losses, and market value of securities were as follows:
	March 31, 2003				December 31, 2002

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available for Sale

U.S. Agency	$167,323	$897	$(375)	$167,845	$200,527	$1,231	$(1)	$201,757
Collateralized mortgage obligations	888,614	12,120	(908)	899,826	854,251	14,793	(1,964)	867,080
Other mortgage backed	242,402	9,571	(64)	251,909	272,546	10,208	(94)	282,660
State and municipal	623,338	52,478	(32)	675,784	529,608	43,976	(56)	573,528
Other	64,684	1,836	(4,200)	62,320	63,660	351	(2,850)	61,161

Total	$1,986,361	$76,902	$(5,579)	$2,057,684	$1,920,592	$70,559	$(4,965)	$1,986,186

	March 31, 2003					December 31, 2002

	Amortized	Gross Unrealized			Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses		Value	Cost	Gains	Losses	Value
Securities Held to Maturity

U.S. Treasury	$1,711	$-		$-	$1,711	$1,705	$9	$-	$1,714
U.S. Agency	126	-	-		126	126	1	-	127
State and municipal	76,041	106	-		76,147	68,001	145	-	68,146
Other	36,387	-	-		36,387	35,581	-	-	35,581

Total	$114,265	$106	S	-	$114,371	$105,413	$155	$-	$105,568

  For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 7 on page 10* of this Form 10-Q.

  LOANS

  Total loans, net of deferred loan fees and other discounts of $2,106 and $2,046 at March 31, 2003 and December 31, 2002, respectively, were as follows:
	March 31,	December 31,
	2003	2002
Commercial and industrial	$936,436	$897,845
Agricultural	82,134	91,381
Consumer	903,345	914,820
Real estate - 1 - 4 family	128,401	138,302
Real estate - commercial	1,012,250	1,019,989
Real estate - construction	376,715	344,509

Total loans, net of unearned discount	$3,439,281	$3,406,846

  First Midwest primarily lends to consumers and small to mid-sized businesses in the market areas in which First Midwest generates deposits. Within these parameters, First Midwest strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Management believes that such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.

  RESERVE FOR LOAN LOSSES/IMPAIRED LOANS

A summary of the transactions in the reserve for loan losses and details regarding impaired loans for the quarters ended March 31, 2003 and 2002 are summarized below:
	Quarters Ended March 31,
	2003	2002

Balance at beginning of period	$47,929	$47,745
Loans charged-off	(2,939)	(5,865)
Recoveries of loans previously charged-off	500	839
Net loans charged-off	(2,439)	(5,026)
Provision for loan losses	2,530	5,055
Balance at end of period	$48,020	$47,774

	As of March 31,
	2003	2002
Impaired Loans:
With valuation reserve required (1)	$5,288	$4,253
With no valuation reserve required	5,661	8,015
Total impaired loans	$10,949	$12,268

Valuation reserve related to impaired loans	$1,685	$3,090
Average impaired loans	$10,278	$13,698
Interest income recognized on impaired loans	$86	$7
(1) These impaired loans require a valuation reserve allocation because the value of the loans is less than the recorded investment in the loans.

  EARNINGS PER COMMON SHARE

  The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2003 and 2002:
	Quarters Ended March 31,
	2003	2002
Basic Earnings per Share:
Net income	$22,730	$22,071
Average common shares outstanding	46,978	48,647
Basic earnings per share	$0.48	$0.45

Diluted Earnings per Share:
Net income	$22,730	$22,071
Average common shares outstanding	46,978	48,647
Diluted effect of stock options	251	400
Diluted average common shares outstanding	47,229	49,047

Diluted earnings per share	$0.48	$0.45

  COMPREHENSIVE INCOME

  Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity that are not considered part of net income. Currently, First Midwest's components of other comprehensive income are the unrealized gains (losses) on securities available for sale and the unrealized gains on certain derivatives. The related before and after tax amounts are as follows:
	Quarters Ended March 31,
	2003	2002
Unrealized holding gains (losses) on available for sale securities arising during the period:
Unrealized net gains (losses)	$5,795	$(11,359)
Related tax expense (benefit)	2,261	(4,430)
Net	3,534	(6,929)
Less: Reclassification adjustment for net gains realized during the period:
Realized net gains on sales of available for sale securities	66	-
Related tax expense	26	-
Net	40	-

Net unrealized holding gains (losses) on available for sale securities	3,494	(6,929)

Unrealized holding gains on derivatives used in cash flow hedging relationships arising during the period:
Unrealized net gains	55	328
Related tax expense	22	129
Net	33	199
Less: Reclassification adjustment for net (losses) realized during the period:
Realized net (losses) on cash flow hedges	(569)	(550)
Related tax (benefit)	(222)	(214)
Net	(347)	(336)
Net unrealized holding gains on derivatives used in cash flow hedging relationships	380	535

Total other comprehensive income (loss)	$3,874	$(6,394)

  Activity in accumulated other comprehensive income (loss), net of tax, for the quarters ended March 31, 2003 and 2002 was as follows.

	Accumulated Unrealized Gains on Securities Available for Sale	Accumulated Unrealized (Losses) on Hedging Activities	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2001	$7,085	$(1,820)	$5,265
Current period change	(6,929)	535	(6,394)
Balance, March 31, 2002	$156	$(1,285)	$(1,129)
Balance, December 31, 2002	$40,013	$(648)	$39,365
Current period change	3,494	380	3,874
Balance, March 31, 2003	$43,507	$(268)	$43,239

  For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 3 on page 7* of this Form 10-Q.

  STOCK-BASED COMPENSATION

  First Midwest's stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principals Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, no compensation expense is recognized, as the exercise price of the Company's stock options is equal to the fair market value of its common stock on the date of the grant.

  In December 2002, the FASB issued FASB No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an Amendment of FASB Statement No. 123" ("FASB No. 148"). FASB No. 148 amends FASB No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. As permitted by FASB No. 148, First Midwest will continue to apply the provisions of APB 25 for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs. In addition, First Midwest is awaiting further guidance and clarity that may result from current FASB and International Accounting Standards Board stock compensation projects and will continue to evaluate any developments concerning mandated, as opposed to optional, fair-value based expense recognition.

  First Midwest's as reported and pro forma information for the quarters ended March 31, 2003 and 2002 is presented in the following table.
	Quarters Ended March 31,
	2003	2002

Net income, as reported	$22,730	$22,071
Less: pro forma expense related to options	400	542
Pro forma net income	$22,330	$21,529
Basic Earnings Per Share:
As reported	$0.48	$0.45
Pro forma	$0.48	$0.44
Diluted Earnings Per Share:
As reported	$0.48	$0.45
Pro forma	$0.47	$0.44

  The fair values of stock options granted were estimated at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. First Midwest's stock options have characteristics significantly different from traded options and, inasmuch as changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosures to the Consolidated Statements of Cash Flows for the quarters ended March 31, 2003 and 2002 are as follows:
	Quarters Ended March 31,
	2003	2002

Income taxes paid	$295	$8
Interest paid to depositors and creditors	23,987	31,121
Noncash transfers of loans to foreclosed real estate	197	1,879
Dividends declared but unpaid	8,879	8,271

  CONTINGENT LIABILITIES AND OTHER MATTERS

As of March 31, 2003 there were certain legal proceedings pending against First Midwest and its subsidiaries in the ordinary course of business. First Midwest does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of First Midwest as of March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarters ended March 31, 2003 and 2002. Management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes presented elsewhere in this report, as well as First Midwest's 2002 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the year ending December 31, 2003. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is presented in thousands, except per share data.

FORWARD LOOKING STATEMENTS

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: First Midwest and its representatives may from time to time make written or oral statements that are "forward-looking" and provide other than historical information, including statements contained in the Form 10-Q, the Company's other filings with the Securities and Exchange Commission or in communications to its shareholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed below.

In some cases, the Company has identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "expects," "should," "could," "may," "will continue to," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. These forward-looking statements are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Among the factors that could have an impact on the Company's ability to achieve operating results and growth plan goals are:

* Management's ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company's net interest income;

* Fluctuations in the value of the Company's investment securities;

* The ability to attract and retain senior management experienced in banking and financial services;

* The sufficiency of allowances for possible loan losses to absorb the amount of actual future losses inherent in the existing portfolio of loans;

* The Company's ability to adapt successfully to technological changes to compete effectively in the marketplace;

* Credit risks and risks from concentrations (by geographic area and by industry) within the Bank's loan portfolio;

* The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market or elsewhere or providing similar services;

The failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;

* Volatility of rate sensitive deposits;

* Operational risks, including data processing system failures or fraud;

* Asset/liability matching risks and liquidity risks;

* Changes in the economic environment, competition or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing and Company's ability to successfully pursue acquisition and expansion strategies;

* The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

* Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates and operational limitations;

* Changes in general economic or industry conditions, nationally or in the communities in which First Midwest conducts business;

* Changes in accounting principles, policies or guidelines affecting the businesses conducted by the Company or its Affiliates;

* Acts of war or terrorism; and

* Other economic, competitive, governmental, regulatory and technical factors affecting First Midwest's operations, products, services, and prices.

The Company wishes to caution that the foregoing list of important factors may not be all-inclusive and specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

With respect to forward-looking statements set forth in the notes to consolidated financial statements, including those relating to contingent liabilities and legal proceedings, as well as the Company's 2002 Annual Report on Form 10-K, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities and the actions of plaintiffs, judges and juries.

The following information should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries and notes thereto, appearing elsewhere in this report.

Summary of Performance

Net income for the quarter ending March 31, 2003 increased to $22,730, or $.48 per diluted share, as compared to $22,071, or $.45 per diluted share for the same period in 2002, representing an increase of 6.7% on a per diluted share basis. Performance for the first quarter 2003 resulted in annualized return on average stockholders' equity and assets of 18.4% and 1.53%, respectively, as compared to returns of 19.4% and 1.55% for the same quarter in 2002.

Book value per share as of March 31, 2003 was $10.58, as compared to $9.21 for March 31, 2002 for an increase of $1.37 per share, or 14.9%. The increase in book value per share was related to the improvement in the market value of the available for sale securities portfolio, resulting in an increase in stockholders' equity of approximately $44.4 million as of March 31, 2003, as compared to the year earlier level. Further, the increase in total stockholders' equity from $446,823 at March 31, 2002 to $492,822 at March 31, 2003 contributed to the reduction in return on average equity for first quarter 2003.

Net interest income totaled $56,063 on a tax equivalent basis for first quarter 2003, declining 2.9%, as compared to $57,760 for first quarter 2002. Net interest margin declined 26 basis points to 4.06% at March 31, 2003, as compared to 4.32% at March 31, 2002, while on a linked-quarter basis, net interest margin declined 4 basis points from 4.10% at December 31, 2002.

Net loan charge-offs for first quarter 2003 improved to .29% of average loans, as compared to .61% for first quarter 2002 and .49% on a linked-quarter basis. The provision for loan losses of $2,530 recorded during first quarter 2003 exceeded the quarters' net loan charge-offs by $91, resulting in a ratio of the reserve for loan losses to total loans of 1.40% as of March 31, 2003.

Total noninterest income for the first quarter of 2003 totaled $17,764, up 10.0% from first quarter 2002. Total noninterest expense increased by 3.4% for the quarter ended March 31, 2003 as compared to the 2002 first quarter.

Net Interest Income, Earning Assets, and Funding Sources

Net Interest Income/Margin

Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other earning assets are included in the "Notes to Consolidated Financial Statements" contained in First Midwest's 2002 Annual Report on Form 10-K.

For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable earning assets. The effect of such adjustment is presented in the following table:
	Quarters Ended March 31,
	2003	2002
Net interest income	$52,141	$54,247
Tax equivalent adjustment	3,922	3,513
Tax equivalent net interest income	$56,063	$57,760

Net interest income on a tax equivalent basis totaled $56,063 for first quarter 2003, decreasing $1,697 or 2.9%, from the 2002 first quarter of $57,760. As shown in the Volume/Rate Analysis on page 16* the decrease in net interest income is attributable to the reduction in tax equivalent interest income earned on interest-earning assets of $8,969, exceeding the reduction in interest expense paid on interest-bearing liabilities of $7,272. Net interest margin for first quarter 2003 decreased 26 basis points to 4.06%, as compared to 4.32% for the same period in 2002, and down 4 basis points from 4.10% on a linked-quarter basis. Margin contraction resulted from the repricing of earning assets in the low interest rate environment and the acceleration of cash flows due to refinance related prepayments on mortgage-backed securities. The full benefit of the Federal Reserve's 50 basis points rate cut in November 2002 was realized in first quarter 2003 and helped offset margin contraction as interest-bearing liabilities were able to be repriced more quickly than interest-earning assets. As asset reinvestment decisions are made in 2003, continued low interest rates are likely to maintain pressure on interest margins.

The $8,969 reduction in tax equivalent interest income for first quarter 2003, as compared to the 2002 first quarter, was due primarily to the decline in the yield received on interest-earning assets. For first quarter 2003, the yield on earning assets was 5.69%, reflecting an 86 basis point reduction from the first quarter 2002. Competitive pricing on new and refinanced loans, as well as the repricing of variable rate loans in a lower interest rate environment, contributed to the decline in loan yields. The average yield on loans for first quarter 2003 fell by 77 basis points to 6.02% as compared to the 2002 first quarter. Net interest income for first quarter 2003 also declined due to accelerated pre-payments of mortgage-backed securities. Although average volume in the securities portfolio increased $119,378 from the first quarter 2002, new investments and reinvested cash flows are priced at lower yields. The yield on average available for sale securities for first quarter 2003 decreased by 101 basis points to 5.10% from the first quarter 2002 of 6.11%. Average earning assets for the first quarter of 2003 increased 3.3% to $5,520,321 as compared to first quarter 2002, largely driven by increases in the securities and loan portfolios.

The decrease in interest expense of $7,272 for first quarter 2003 was predominately attributable to the decline in the average cost of interest-bearing liabilities to 1.92% for first quarter 2003 as compared to 2.62% for first quarter 2002. Average interest rates paid declined by 70 basis points as the result of lower interest rates, the repricing dynamics of maturing time deposits and borrowed funds, and the shift of deposits from higher priced time deposits to less expensive core transactional deposits.

As presented in the Net Interest Margin Trend by Quarter schedule on the bottom of Page 16*, first quarter 2003 net interest margin of 4.06% was 4 basis points lower than fourth quarter 2003 net interest margin of 4.10%. This decline was due to the yield on interest-earning assets decreasing by 26 basis points to 5.69%, and the rates paid on interest-bearing liabilities fell by 27 basis points to 1.92%. The decline in yield on interest-earning assets over the last five quarters was greater than the decline in rates paid on interest-bearing liabilities. This condition results from fixed rate loan and security cash flows repricing in the lower interest rate environment and increasing mortgage prepayments causing a shortening in the expected duration of and decreasing the yield on mortgage-backed securities.

First Midwest expects interest rates to increase in 2004. As a result, First Midwest is considering the pursuit of reinvestment strategies that would use some part of its $2.1 billion available-for-sale securities portfolio to reduce its exposure to rising interest rates and help stabilize future net interest income performance. Strategies pursued could see First Midwest selling certain higher coupon securities believed to perform negatively as interest rates rise and investing the proceeds along with normal cash flows into shorter duration assets. In addition, First Midwest could extend the duration of its liabilities through promotion of longer duration deposit products and extension of wholesale borrowing maturities. Second quarter 2003 gains generated from security sales, depending upon market conditions, could approximate $3,500, or roughly 5%, of the $71,000 in unrealized securities appreciation existent as of March 31, 2003. The gains could then be used to offset losses incurred in refinancing certain wholesale deposits and the short-term decline in net interest income that would result from the shortening of assets and extension of liabilities.

First Midwest continues to rigorously assess the direction and magnitude of changes in net interest income using multiple interest rate scenarios. A description and analysis of First Midwest's market risk and interest rate sensitivity profile and management policies commences on page 24* of this Form 10-Q.

Volume/Rate Analysis

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 2003 and 2002. The table also details the increase and decrease in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal tax rate of 35%, which includes a tax-equivalent adjustment of $3,922 and $3,513 for the quarters ended March 31, 2003 and 2002, respectively.
Quarters Ended March 31, 2003 and 2002

	Average Balances			Average Interest Rates Earned/Paid				Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

						Basis
			Increase			Points				Increase
	2003	2002	(Decrease)	2003	2002	Inc/(Dec)		2003	2002	(Decrease)	Volume	Rate	Total

Fed funds sold and other short-term investments	$6,422	$4,662	$1,760	1.25%	1.89%	(0.64)%		$20	$22	$(2)	$(16)	$14	$(2)
Mortgages held for sale	15,788	7,668	8,120	5.80%	7.30%	(1.50)%		229	140	89	111	(22)	89
Securities available for sale	1,980,577	1,877,896	102,681	5.10%	6.11%	(1.01)%		25,262	28,695	(3,433)	1,697	(5,130)	(3,433)
Securities held to maturity	109,144	92,447	16,697	6.15%	6.76%	(0.61)%		1,677	1,563	114	231	(117)	114
Loans net of unearned discount	3,408,390	3,360,377	48,013	6.02%	6.79%	(0.77)%		51,299	57,036	(5,737)	828	(6,565)	(5,737)

Total interest-earning assets	$5,520,321	$5,343,050	$177,271	5.69%	6.55%	(0.86)%		$78,487	$87,456	$(8,969)	$2,851	$(11,820)	$(8,969)

Savings deposits	$479,835	$433,456	46,379	0.49%	0.98%	(0.49)%		$591	$1,067	$(476)	$130	$(606)	$(476)
NOW accounts	726,561	685,583	40,978	0.91%	1.83%	(0.92)%		1,650	3,129	(1,479)	200	(1,679)	(1,479)
Money market deposits	535,073	570,216	(35,143)	1.48%	1.98%	(0.50)%		1,975	2,820	(845)	(165)	(680)	(845)
Time deposits	1,626,486	1,736,593	(110,107)	2.69%	3.59%	(0.90)%		10,953	15,600	(4,647)	(939)	(3,708)	(4,647)
Borrowed funds	1,296,945	1,114,313	182,632	2.24%	2.54%	(0.30)%		7,255	7,080	175	649	(474)	175

Total interest-bearing liabilities	$4,664,900	$4,540,161	$124,739	1.92%	2.62%	(0.70)%		$22,424	$29,696	$(7,272)	$(125)	$(7,147)	$(7,272)

Net interest margin / income				4.06%	4.32%	(0.26)%	%	$56,063	$57,760	$(1,697)	$2,976	$(4,673)	$(1,697)

	2003	2002
Net Interest Margin Trend By Quarter	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	5.69%	5.95%	6.28%	6.50%	6.55%
Rates paid on interest-bearing liabilities	1.92%	2.19%	2.37%	2.43%	2.62%
Net interest margin	4.06%	4.10%	4.26%	4.43%	4.32%

Securities Portfolio

The following table sets forth the period end carrying values of the securities portfolios and changes therein as of the following periods:

	March 31, 2003	December 31, 2002	% Change

By type:
U.S. Treasury	$1,711	$1,705	0.4%
U.S. Agency	167,971	201,883	(16.8)%
Collateralized mortgage obligations	899,826	867,080	3.8%
Other mortgage-backed securities	251,909	282,660	(10.9)%
State and municipal	751,825	641,529	17.2%
Other	98,707	96,742	2.0%

Total	$2,171,949	$2,091,599	3.8%

By classification:
Available for sale	$2,057,684	$1,986,186	3.6%
Held to maturity	114,265	105,413	8.4%

Total	$2,171,949	$2,091,599	3.8%

As of March 31, 2003, the carrying value of the securities portfolio totaled $2,171,949, up 3.8% from December 31, 2002. State and municipal securities increased by $110,296, or 17.2%, due to the purchase of $115,615 in longer-term bonds. The purchase was transacted in order to take advantage of unusually high rates offered on municipal securities relative to Treasury yields during the quarter. The 16.8% decline in U.S. agency securities resulted from calls and maturities in the portfolio, and the 10.9% decline in other mortgage-backed securities resulted from principal paydowns, which were used to partially fund the purchase of municipal securities. The overall increase in carrying value can be attributed to security purchases, reinvestment of security proceeds into longer-term investments, and unrealized appreciation in the market value of the securities portfolio.

As of March 31, 2003, the net unrealized appreciation in the market value of the available-for-sale securities portfolio had increased to $71,323, up $5,729 from December 31, 2002. The market value of the portfolio increased in spite of a relatively unchanged yield curve primarily due to an unrealized gain in municipal securities partially offset by slight declines in collateralized mortgage obligations and other mortgage-backed securities. Mortgage prepayment speeds increased from the already high levels of 2002. In an effort to stabilize cash flows and counteract the acceleration in prepayments, First Midwest invested in long-term municipal securities, resulting in an increase in effective duration of the portfolio. Duration was 2.25% as of March 31, 2003, up from 1.23% as of December 31, 2002. Duration, used in this context, represents the percentage change in the market value of the securities portfolio given a 100 basis point change up or down in the level of interest rates

For further discussion of the securities portfolio and related impact of unrealized appreciation thereon, see Notes 3 and 7 on pages 7* and 10*, respectively, of this Form 10-Q.

Loan Portfolio

The following table summarizes the changes in loans outstanding based on period end balances:

	March 31, 2003	December 31, 2002	% Change

Commercial and industrial	$936,436	$897,845	4.3%
Agricultural	82,134	91,381	(10.1)%
Consumer	903,345	914,820	(1.3)%
Real estate - 1 - 4 family	128,401	138,302	(7.2)%
Real estate - commercial	1,012,250	1,019,989	(0.8)%
Real estate - construction	376,715	344,509	9.3%

Total net loans	$3,439,281	$3,406,846	1.0%

Total net loans excluding
real estate - 1 - 4 family	$3,310,880	$3,268,544	1.3%

Total loans at March 31, 2003 increased 1.0% from December 31, 2002, as growth in commercial and real estate construction lending offset decreases in real estate commercial, 1-4 family real estate, direct consumer and indirect lending. Commercial loans grew $39 million from December 31, 2002 with such growth spread across all of First Midwest's markets and included both new business and utilization of existing lines. The 9.3% increase in real estate construction reflected seasonal line usage by existing customers as 2002 construction sales are funded and built in 2003, while the real estate commercial portfolio remained relatively stable. Real estate 1 - 4 family loans declined by $10 million from year-end 2002 as loans continue to refinance with First Midwest retaining originated variable rate and other certain qualifying mortgages while selling all other originations through a third party provider. The decline in consumer loans is primarily contained within the indirect portfolio, which has been heavily impacted by automobile manufacturers offering zero percent financing.

First Midwest continues to believe that it is well balanced in terms of credit exposure to any single borrower, industry, or market segment. As of March 31, 2003, no significant change has occurred in the composition of the loan portfolio or level of exposure to any single borrower, industry, or market segment from that reflected as of year-end 2002.

Funding Sources

The following table provides a comparison of average core funding sources for the quarters ended March 31, 2003 and December 31, 2002. Average, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.
	Quarters Ended

	March 31, 2003	December 31, 2002	% Change

Demand deposits	$770,770	$777,895	(0.9)%
Savings deposits	479,835	466,508	2.9%
NOW accounts	726,561	742,713	(2.2)%
Money market deposits	535,073	535,429	(0.1)%
Core transactional deposits	2,512,239	2,522,545	(0.4)%
Time deposits	1,626,486	1,690,614	(3.8)%

Total deposits	4,138,725	4,213,159	(1.8)%

Securities sold under agreements to repurchase	448,770	435,122	3.1%
Federal funds purchased	296,508	207,416	43.0%
Federal Home Loan Bank advances	551,667	575,000	(4.1)%

Total borrowed funds	1,296,945	1,217,538	6.5%

Total funding sources	$5,435,670	$5,430,697	0.1%

Total average deposits for first quarter 2003 declined 1.8% from the quarter ended December 31, 2002 as a result of seasonal activity. Reflecting customer liquidity preferences and targeted pricing, average core transactional balances decreased 0.4% from fourth quarter 2002, and average time deposits decreased by 3.8%. Consistent with the net interest income and margin strategies previously discussed, pricing incentives over the second and third quarters of 2003 will likely be employed to attract longer duration liabilities.

Total average borrowed funds for first quarter 2003 increased by $79,407, or 6.5%, from the quarter ended December 31, 2002 with funding needs provided through the federal funds market and securities sold under agreements to repurchase.

Noninterest Income

Noninterest income increased by $1,622, or 10%, to $17,764 for the quarter ended March 31, 2003, as compared to $16,142 for the same period in 2002. Included in noninterest income during the first quarter of 2003 was the receipt of $1,200 from the settlement of litigation initiated by First Midwest in 1998. For the first quarter 2003, noninterest income, excluding the litigation settlement, was $16,564, an increase of $422, or 2.6%, as compared to first quarter 2002. Changes in the components of noninterest income are discussed below.

The following table analyzes the components of noninterest income for the quarters ended March 31, 2003 and 2002.
	Quarters Ended March 31,
	2003	2002	% Change
Service charges on deposit accounts	$6,281	$5,756	9.1
Trust and investment management fees	2,553	2,708	(5.7)
Other service charges, commissions, and fees	4,545	4,293	5.9
Corporate owned life insurance	1,296	1,698	(23.7)
Security gains, net	66	-	N/M
Other income	3,023	1,687	79.2
Total noninterest income	$17,764	$16,142	10.0

N/M - not meaningful

Service charges on deposit accounts improved in the first quarter 2003 compared to first quarter 2002 by $525 and was principally due to higher volumes of items drawn on customer accounts with insufficient funds ("NSF fees") resulting from the expansion of the overdraft decisioning process in late 2002 to include electronic transactions.

Trust and investment management fees declined $155 to $2,553 during the first quarter 2003 relative to first quarter 2002. Trust fees, which are significantly influenced by the market value of assets under management, continue to be adversely affected by the decline in the equity markets.

Other service charges, commissions, and fees grew by $252 for first quarter 2003 as compared to first quarter 2002. Current quarter revenue growth was primarily driven by increases in commissions on mortgage loan originations incident to greater volumes of refinance activities. Further contributing to the increase was higher debit card income reflecting growth in sales and card usage. The recent settlement of an antitrust lawsuit between Visa USA Inc. and retail merchants may have an undetermined impact on both debit card usage and the transaction fees received by banks. Somewhat offsetting the increase in other service charges, commissions, and fees was a reduction in market-sensitive investment product sales.

First Midwest's investment in corporate owned life insurance provided $1,296 in income for first quarter 2003 decreasing approximately 23.7% from the first quarter 2002. The first quarter decrease was attributable to a lower level of income being credited on the life insurance assets due to the influence of market conditions on the assets underlying these insurance contracts, 60% of which are maintained in assets with a duration of approximately one year.

Other income increased $1,336 from $1,687 for the first quarter 2002 to $3,023 for first quarter 2003. Such increase includes the receipt of the $1,200 litigation settlement previously described. After recouping the expenses associated with the litigation, of which only $50 represented current year expenses, the net proceeds of $750 were contributed to First Midwest Charitable Foundation (the "Foundation"). The Foundation was formed in December 2002 and concentrates on serving charitable organizations within the communities served by First Midwest. The balance of the favorable variance is related to a gain realized from the sale of property.

Noninterest Expense

Total noninterest expense increased by $1,202, or 3.4%, to $36,838 for the quarter ended March 31, 2003, as compared to $35,636 for the same period in 2002. Included in noninterest expense during the first quarter 2003 was the previously described $750 Foundation contribution. A comparison of the major categories of noninterest expense is discussed below.

The following table analyzes the components of noninterest expense for the quarters ended March 31, 2003 and 2002.
	Quarters Ended March 31,
	2003	2002	% Change
Salaries and wages	$15,299	$15,126	1.1
Retirement and other employee benefits	4,713	4,433	6.3
Occupancy expense	3,679	3,515	4.7
Equipment expense	1,912	1,882	1.6
Technology and related costs	2,331	2,466	(5.5)
Professional services	1,483	1,726	(14.1)
Advertising and promotions	1,806	969	86.4
Other expenses	5,615	5,519	1.7
Total noninterest expense	$36,838	$35,636	3.4
Efficiency ratio	49.2%	47.3%

Salaries and employee benefits totaled $20,012 for first quarter 2003, increasing $453, or 2.3%, as compared to first quarter 2002's level of $19,559. The change in salaries and wages is attributable to higher incentive compensation. The change in retirement and other benefits is due to increased pension expense and greater medical costs associated with employee healthcare insurance.

Occupancy expense increased by $164 during first quarter 2003 to $3,679, as compared to the year-ago like period and is reflective of increases in utilities, property taxes, and repairs and maintenance. The 1.6% increase in equipment expense in first quarter 2003 from first quarter 2002 levels is primarily related to higher equipment maintenance contract costs.

Technology and related costs decreased by $135 during first quarter 2003 to $2,331, as compared to the year-ago like period of $2,466, due to lower mainframe costs and cost savings achieved from the change in provider of voice and data circuit services in the second half 2002.

Professional services decreased by $243, or 14.1%, to $1,483 for first quarter 2003 relative to $1,726 for first quarter 2002. Reductions in legal and loan remediation costs accounted for 74% of the period to period variance, in addition to lower regulatory examination fees, personnel recruitment and benefit administration costs.

Advertising and promotions expense increased $837 during the first quarter 2003 to $1,806, as compared to the prior year like period of $969 with the previously discussed $750 charitable contribution primarily impacting the current quarter expense level.

Other expenses increased $96, or 1.7%, for first quarter 2003 relative to the 2002 like period with such change spread over various miscellaneous expense categories.

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income. The efficiency ratio for the first quarter of 2003 was 49.2% as compared to 47.2% for the same period in 2002. The increase resulted primarily from the impact of lower top line revenue performance due to lower levels of net interest income.

Income Tax Expense

First Midwest's accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in the "Notes to Consolidated Financial Statements" contained in its 2002 Annual Report on Form 10-K.

Income tax expense totaled $7,807 for the quarter ended March 31, 2003, increasing $180 from $7,627 for first quarter 2002 and reflects effective income tax rates of 25.6% and 25.7%, respectively.

Credit Quality and Reserve for Loan Losses

Credit Quality

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate. It is First Midwest's policy to discontinue the accrual of interest income on any loan, including an impaired loan, when there is reasonable doubt as to the timely collectibility of interest or principal. Once interest accruals are discontinued, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the reserve for loan losses. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to such collectibility.

Foreclosed real estate represents property acquired as the result of borrower defaults on loans. Foreclosed real estate is valued at the lower of the loan balance or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the reserve for loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.

The following table summarizes nonperforming assets and past due loans for the last five consecutive quarters.
	2003	2002
	March 31	December 31	September 30	June 30	March 31
Nonaccrual loans	$13,596	$12,525	$9,988	$11,879	15,277
Foreclosed real estate	4,044	5,496	2,972	4,582	4,289

Total nonperforming assets	$17,640	$18,021	$12,960	$16,461	19,566

Loans 90 days past due and still accruing interest	$7,497	$3,307	$9,820	$3,564	4,739

Nonperforming loans to total loans	0.40%	0.37%	0.29%	0.35%	0.45%
Nonperforming assets to total loans plus foreclosed real estate	0.51%	0.53%	0.38%	0.48%	0.58%

Reserve for loan losses to loans	1.40%	1.41%	1.41%	1.41%	1.42%
Reserve for loan losses to nonperforming loans	353%	383%	480%	403%	313%
Provision for loan losses	$2,530	$4,235	$3,020	$3,100	$5,055
Net loans charged-off	$2,439	$4,225	$2,919	$3,056	$5,026
Net loans charged-off to average loans	0.29%	0.49%	0.34%	0.36%	0.61%

Nonperforming loans at March 31, 2003 represented .40% of loans, up slightly from .37% at year-end 2002. Nonperforming assets totaled $17,640 at March 31, 2003 and approximated the level of $18,021 existent at year-end 2002. Loans past due 90 days and still accruing totaled $7,497 at March 31, 2003 up from a record low level of $3,307 at year-end 2002. This increase was primarily due to a single real estate commercial credit that is currently undergoing rigorous remediation efforts. The result of such efforts may see some portion of the balance transitioning to nonperforming assets during subsequent quarters of 2003.

Nonaccrual loans, totaling $13,596 at March 31, 2003 are comprised of commercial, industrial and agricultural loans (39%), real estate loans (51%) and consumer loans (10%). Foreclosed real estate, totaling $4,044 at March 31, 2003, primarily represents commercial real estate loans and 1-4 family real estate loans. First Midwest's disclosure with respect to impaired loans is contained in Note 5 commencing on page 8* of this Form 10-Q.

Reserve for Loan Losses

Transactions in the reserve for loan losses during the quarters ended March 31, 2003 and 2002 are summarized in the following table:
	Quarters Ended March 31,
	2003	2002
Balance at beginning of period	$47,929	$47,745
Loans charged-off	(2,939)	(5,865)
Recoveries of loans previously charged-off	500	839
Net loans charged-off	(2,439)	(5,026)
Provision for loan losses	2,530	5,055
Balance at end of period	$48,020	$47,774

Loan charge-offs, net of recoveries, for first quarter 2003 were .29%, improving from .61% for first quarter 2002 and .49% on a linked-quarter basis. Provisions for loan losses fully covered net charge-offs for first quarter 2003, resulting in the ratio of the reserve for loan losses to total loans at quarter-end being maintained at 1.40% and approximated the level at year-end 2002. The reserve for loan losses at March 31, 2003 represented 353% of nonperforming loans, as compared to 313% at the end of 2002's first quarter and 383% at year-end 2002. Management believes that the reserve for loan losses of $48,020 was adequate to absorb credit losses inherent in the loan portfolio at March 31, 2003.

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

Loans selected for review to determine whether specific reserves are required include both loans over a specified dollar limit and loans where the internal credit rating is below a predetermined classification. Loans that are reviewed generally include commercial and agricultural loans, real estate commercial, and real estate construction loans. Specific reserves for these loans are determined in accordance with the accounting policies referred to above. Consumer and other retail loan reserve allocations are based upon the evaluation of pools or groups of such loans. The component of the reserve for loan losses based on historical loan loss experience is determined statistically using a loss migration analysis that examines loss experience and the related internal rating of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The component of the reserve for loan losses based on general economic conditions and other factors is considered the unallocated component of the reserve. This component is determined based upon general economic conditions and involves a higher degree of subjectivity in its determination. This component of the reserve considers risk factors that may not have manifested themselves in First Midwest's historical loss experience, which is used to determine the allocated component of the reserve.

For the quarter ended March 31, 2003, First Midwest had not substantially changed any aspect of its overall approach in determination of the provision for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period provision.

The distribution of the loan portfolio is presented in Note 4 located on page 8* while changes in the portfolio are analyzed and discussed on page 18* of this Form 10-Q. The loan portfolio consists predominantly of loans originated by First Midwest from its primary markets and generally represents credit extension to multi-relationship customers.

Capital

Stockholders' Equity

Stockholders' equity at March 31, 2003 was $492,822 as compared to $491,953 at December 31, 2002. Equity as a percentage of assets was 8.1% at March 31, 2003, compared to 8.2% at December 31, 2002. Book value per common share increased to $10.58 at the end of first quarter 2003, up from $10.42 at the end of 2002.

Capital Measurements

First Midwest and its bank subsidiary, First Midwest Bank (the "Bank") are subject to the minimum capital requirements defined by its primary regulator, the Federal Reserve Board ("FRB"). First Midwest has managed its capital ratios to consistently maintain such measurements in excess of the FRB minimum levels to be considered "well-capitalized," which is the highest capital category established. First Midwest expects to maintain these ratios above well-capitalized levels throughout 2003. The following table compares First Midwest's capital structure to the capital ratios required by the FRB.
	Actual		Capital Required
	First Midwest	Bank	Minimum Required	Well- Capitalized

As of March 31, 2003:
Tier I capital to risk-based assets	9.95%	9.30%	4.00%	6.00%
Total capital to risk-based assets	11.03%	10.39%	8.00%	10.00%
Leverage ratio	7.39%	6.96%	3.00%	5.00%

As of December 31, 2002:
Tier I capital to risk-based assets	9.93%	9.46%	4.00%	6.00%
Total capital to risk-based assets	11.03%	10.56%	8.00%	10.00%
Leverage ratio	7.32%	7.01%	3.00%	5.00%

Dividends

The dividend payout is reviewed regularly by management and the Board of Directors. Dividends of $.19 per common share were declared in the first quarter of 2003, up 12% from the quarterly dividend per share declared in the first quarter 2002 of $.17. The dividend payout ratio, which represents the percentage of earnings per share declared to shareholders as dividends, was 39.6% and 37.8% for the first quarters of 2003 and 2002, respectively. The 2003 dividend of $.76 represents an annual dividend yield of 2.9% as of March 31, 2003.

Capital Management

First Midwest has continued to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to shareholders in the form of dividends and through common stock repurchases, with the latter resulting in an increase in the percentage ownership of First Midwest by existing shareholders.

In August 2002, First Midwest's Board of Directors authorized the repurchase of up to 3 million of its common shares, or 6.28% of shares outstanding. The plan is the ninth such program since First Midwest's formation in 1983 and authorizes repurchases in both open market and privately negotiated transactions and has no execution time limit. Subject to ongoing capital, investment, and acquisition considerations, management intends to continue share repurchases throughout 2003 on an opportunistic basis.

The following table summarizes the shares repurchased by First Midwest for the prior three calendar years and for the current quarter:
	Quarter Ended	Years Ended December 31,
	March 31, 2003	2002	2001	2000

Shares purchased	667	1,866	2,604	607
Cost	$17,376	$52,117	$64,582	$12,195

As of March 31, 2003, First Midwest had 1,734 shares remaining to be repurchased under the current share repurchase authorization.

Common Stock Information

As of March 31, 2003, First Midwest's market capitalization was approximately $1.2 billion. First Midwest's common stock is traded on the NASDAQ Market System under the symbol "FMBI." Stock price information for First Midwest's common stock is presented in the following table.
	2003	2002
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
NASDAQ: FMBI
High	$28.12	$28.79	$30.13	$32.16	$29.81
Low	$24.89	$24.54	$23.34	$26.24	$27.01
Quarter-end	$25.81	$26.71	$26.86	$27.78	$29.04

Subsequent Event

In April 2003, First Midwest Bank entered into an agreement with Northern Trust Company to acquire its Higgins Road, Chicago retail branch with approximately $114 million in deposits. The purchase, subject to regulatory approval, is anticipated to close in June 2003. The acquisition, while of important strategic value to First Midwest, is not expected to have a negative impact on current year operating performance.

ITEM 3. QUALITATIVE AND QUANTITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is First Midwest's primary market risk and is the result of repricing, basis, and option risk. A description and analysis of First Midwest's interest rate risk management policies is included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in First Midwest's 2002 Annual Report on Form 10-K.

First Midwest seeks to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Asset and Liability Management Committee ("ALCO") oversees financial risk management by developing programs to measure and manage interest rate risks within Board authorized limits. ALCO is also responsible for approving First Midwest's asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing First Midwest's interest rate sensitivity position. Management uses net interest income and economic value of equity simulation modeling tools to analyze and capture near-term and longer-term interest rate exposures.

Net interest income represents First Midwest's primary tool for measuring interest rate sensitivity. Net interest income simulation analysis measures the sensitivity of net interest income to various interest rate movements and balance sheet structures. The simulation is based on actual cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The simulation includes Management projections for activity levels in each of the product lines offered by the Company. Assumptions based upon the historical behavior of deposit rates and balances in relation to interest rates are also incorporated into the simulation. These assumptions are inherently uncertain, and, as a result, the simulation cannot precisely measure net interest income or precisely predict the impact of the fluctuation in interest rates on net interest income.

Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

First Midwest monitors and manages interest rate risk within approved policy limits. A simulation model assesses the magnitude of changes in net interest income resulting from changes in interest rates over both a 12 and 24 month horizon and uses multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, a "most likely" forecast (which the Company believes to be the most probable outlook), a graduated increase and decrease of 200 basis points that occurs in equal steps over a six month time horizon, and immediate increases and decreases of 200 and 300 basis points.

The Company's current interest rate risk policy limits are determined by measuring the change in net interest income over a 12 month horizon assuming a significant 200 basis point graduated increase in all interest rate limits. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12 month horizon assuming no change in current interest rates.

The Company's 12 month net interest income sensitivity profile as of March 31, 2003 and December 31, 2002 is as follows.
	Graduated Change in Rates(1)		Immediate Change in Rates
	-200 (2)	+200	-200 (2)	+200	-300 (2)	+300

March 31, 2003	-4.3%	+0.1%	-7.9%	+1.8%	-7.9%	+2.2%
December 31, 2002	-4.8%	-1.8%	-6.1%	+1.0%	-6.1%	+1.8%

(1)	Reflects an assumed change in interest rates that occurs in equal steps over a six month horizon.
(2)

Due to the low level of interest rates as of March 31, 2003 and December 31, 2002, Management's judgment was used to set reasonable levels of change in the yield curve and establish, where appropriate, interest rate floors for select interest-earning assets and interest-bearing liabilities.

As of March 31, 2003, First Midwest's interest rate sensitivity profile, while slightly more positive in rising interest rate scenarios, was not significantly different than the profile that existed as of December 31, 2002.

In addition to the simulation analysis, Management uses an economic value of equity sensitivity technique to capture the risk in both short and long-term positions and to study the impact of long-term cash flows on earnings and capital. First Midwest's policy guidelines call for preventative measures to be taken in the event that an immediate increase or decrease in interest rates of 200 basis points is estimated to reduce the economic value of equity by more than 20%.

At March 31, 2003, an immediate 200 basis point increase in market rates would negatively impact First Midwest's economic value of equity by 7.0%, as compared to 6.8% at December 31, 2002. An immediate 200 basis point decrease in market rates, as adjusted to allow for already low level of interest rates, would positively impact the economic value of equity by 2.9% at March 31, 2003 as compared to 3.8% at December 31, 2002.

Overall, First Midwest believes that its current balance sheet structure and net interest income performance is not significantly different than that reflected at December 31, 2002. While First Midwest's balance sheet and net interest income remains vulnerable to an immediate decrease in interest rates, ALCO has deemed the risk of an immediate and extended decline in interest rates to be low given the current rate environment. Rather, given the negative impact of rising interest rates on the economic value of equity and anticipating the longer term trend in rates to be upward, ALCO believes it prudent to evaluate and consider balance sheet strategies designed to reduce longer term exposure to rising rates. Such strategies would generally favor reduction in the duration of asset exposures and extension of liability exposures.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Within 90 days prior to the filing date of this report (the "Evaluation Date"), First Midwest carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Principal Accounting Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Principal Accounting Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

There were no significant changes in First Midwest's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits - See Exhibit Index located on page 30*.
(b) Reports on Form 8-K

  First Midwest filed a Current Report on Form 8-K, dated January 3, 2003, to announce the succession of John M. O'Meara as President and Chief Executive Officer.

  First Midwest filed a Current Report on Form 8-K, dated January 14, 2003, naming Executive Vice President and Corporate Secretary.

  First Midwest filed a Current Report on Form 8-K, dated January 22, 2003, announcing its earnings results for the quarter and year ended December 31, 2002.

  First Midwest filed a Current Report on Form 8-K, dated February 19, 2003, announcing its participation in the Midwest 2003 Super-Community Bank Conference.

  First Midwest filed a Current Report on Form 8-K, dated February 20, 2003, to announce the declaration of its first quarter 2003 dividend.

  First Midwest filed a Current Report on Form 8-K, dated February 26, 2003, to make available the slide presentation presented at the Midwest 2003 Super-Community Bank Conference.

  First Midwest filed a Current Report on Form 8-K, dated February 27, 2003, announcing its participation in the Raymond James 24th Annual Institutional Investors Conference.

  First Midwest filed a Current Report on Form 8-K, dated March 4, 2003, to make available the slide presentation presented at the Raymond James 24th Annual Institutional Inventors Conference.

  First Midwest filed a Current Report on Form 8-K, dated March 7, 2003, to announce the filing of certifications by its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ MICHAEL L. SCUDDER
Michael L. Scudder Executive Vice President*

Date: May 13, 2003

* Duly authorized to sign on behalf of the Registrant.

CERTIFICATIONS
I, John M. O'Meara, certify that:
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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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
		c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
	5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's board of directors [or persons performing the equivalent function]:
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

Date:	May 13, 2003
/s/ JOHN M. O'MEARA President and Chief Executive Officer

I, Michael L. Scudder, certify that:
	1.	I have reviewed this quarterly report on Form 10-Q of First Midwest Bancorp, Inc.;
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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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
		c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
	5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's board of directors [or persons performing the equivalent function]:
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

Date:	May 13, 2003
/s/ MICHAEL L. SCUDDER Executive Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents	Sequential Page #

10	Form of Letter Agreement for Nonqualified Stock Option Grant executed between the Company and former executive of the Company	31
15	Acknowledgment of Ernst & Young LLP	35
99	Independent Accountant's Review Report	36
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	37
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	37