Form 10-Q
period 2003-06-30
FIRST MIDWEST BANCORP INC
filed 2003-08-13
CIK 702325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_________ to __________.

Commission File Number 0-10967

_______________
FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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
At August 12, 2003, there were 46,536,118 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS

Page

Part I.	FINANCIAL INFORMATON

Item 1.	Financial Statements

	Consolidated Statements of Condition	3*
	Consolidated Statements of Income	4*
	Consolidated Statements of Changes in Stockholders' Equity	5*
	Consolidated Statements of Cash Flows	6*
	Notes to Consolidated Financial Statements	7*

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15*

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	30*

Item 4.	Controls and Procedures	31*

Part II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	32*

Item 6.	Exhibits and Reports on Form 8-K	32*

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CONDITION (Amounts in thousands)
	June 30, 2003	December 31, 2002

	(Unaudited)
Assets
Cash and due from banks	$194,792	$195,153
Federal funds sold and other short-term investments	1,122	11,745
Mortgages held for sale	19,866	18,521
Securities available for sale, at market value	2,371,459	2,021,767
Securities held to maturity, at amortized cost	89,955	69,832
Loans, net of unearned discount	3,498,992	3,406,846
Reserve for loan losses	(49,124)	(47,929)

Net loans	3,449,868	3,358,917

Premises, furniture and equipment	81,632	81,627
Accrued interest receivable	30,644	31,005
Investment in corporate owned life insurance	143,884	141,362
Goodwill	34,806	16,397
Other intangible assets	892	-
Other assets	36,731	34,207

Total assets	$6,455,651	$5,980,533

Liabilities
Demand deposits	$858,040	$789,392
Savings deposits	507,794	475,366
NOW accounts	859,165	717,542
Money market deposits	665,489	525,621
Time deposits	1,636,915	1,665,033

Total deposits	4,527,403	4,172,954

Borrowed funds	1,312,510	1,237,408
Accrued interest payable	6,142	8,503
Payable for securities purchased	34,893	4,229
Other liabilities	66,699	65,486

Total liabilities	5,947,647	5,488,580

Stockholders' equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 100,000 shares; issued 56,927 shares; outstanding: June 30, 2003 - 46,534 shares December 31, 2002 - 47,206 shares	569	569
Additional paid-in capital	69,924	71,020
Retained earnings	623,848	594,192
Accumulated other comprehensive income, net of tax	44,566	39,365
Treasury stock, at cost: June 30, 2003 - 10,393 shares December 31, 2002 - 9,721 shares	(230,903)	(213,193)
Total stockholders' equity	508,004	491,953

Total liabilities and stockholders' equity	$6,455,651	$5,980,533

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (Amounts in thousands, except per share data) (Unaudited)
	Quarters Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002
Interest Income
Loans	$50,719	$56,719	$101,915	$113,656
Securities available for sale	21,608	26,099	43,888	51,764
Securities held to maturity	921	1,254	1,761	2,433
Federal funds sold and other short-term investments	277	169	526	331

Total interest income	73,525	84,241	148,090	168,184

Interest Expense
Deposits	14,208	21,241	29,377	43,857
Borrowed funds	6,673	6,704	13,928	13,784

Total interest expense	20,881	27,945	43,305	57,641

Net interest income	52,644	56,296	104,785	110,543

Provision for loan losses	2,540	3,100	5,070	8,155

Net interest income after provision for loan losses	50,104	53,196	99,715	102,388

Noninterest Income
Service charges on deposit accounts	7,078	6,219	13,359	11,975
Trust and investment management fees	2,768	2,551	5,321	5,259
Other service charges, commissions, and fees	5,368	4,458	9,913	8,751
Corporate owned life insurance income	1,226	1,739	2,522	3,437
Security gains, net	3,335	24	3,401	24
Other income	1,440	1,391	4,463	3,078

Total noninterest income	21,215	16,382	38,979	32,524

Noninterest Expense
Salaries and wages	16,295	15,322	31,594	30,448
Retirement and other employee benefits	5,118	4,895	9,831	9,328
Occupancy expense of premises	3,633	3,598	7,312	7,113
Equipment expense	1,893	1,972	3,805	3,854
Technology and related costs	2,514	2,551	4,845	5,017
Professional services	1,905	1,663	3,388	3,389
Advertising and promotions	994	1,234	2,800	2,203
Other expenses	5,602	7,379	11,217	12,898

Total noninterest expense	37,954	38,614	74,792	74,250

Income before income tax expense	33,365	30,964	63,902	60,662
Income tax expense	8,718	8,030	16,525	15,657

Net income	$24,647	$22,934	$47,377	$45,005

Per Share Data
Basic earnings per share	$0.53	$0.47	$1.01	$0.93
Diluted earnings per share	$0.53	$0.47	$1.01	$0.92

Cash dividends per share	$0.19	$0.17	$0.38	$0.34

Weighted average shares outstanding	46,583	48,403	46,779	48,524
Weighted average diluted shares outstanding	46,871	48,774	47,049	48,909

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2001	$569	$74,961	$537,600	$5,265	$(171,128)	$447,267
Comprehensive Income:
Net income	-	-	45,005	-	-	45,005
Other comprehensive income, net of tax:
Unrealized gains on securities,
net of reclassification adjustment	-	-	-	20,257	-	20,257
Unrealized gains on hedging activities	-	-	-	565	-	565
Total comprehensive income						65,827
Dividends ($.34 per share)	-	-	(16,472)	-	-	(16,472)
Purchase of treasury stock	-	-	-	-	(25,372)	(25,372)
Treasury stock issued to (purchased for)
benefit plans	-	8	-	-	29	37
Exercise of stock options	-	(3,532)	-	-	9,412	5,880
Fair market value adjustment to treasury
stock held in grantor trust	-	4	-	-	(9)	(5)
Balance at June 30, 2002	$569	$71,441	$566,133	$26,087	$(187,068)	$477,162
Balance at December 31, 2002	$569	$71,020	$594,192	$39,365	$(213,193)	491,953
Comprehensive Income:
Net income	-	-	47,377	-	-	47,377
Other comprehensive income, net of tax:
Unrealized gains on securities, net of
reclassification adjustment	-	-	-	4,937	-	4,937
Unrealized gains on hedging activities	-	-	-	264	-	264
Total comprehensive income						52,578
Dividends declared ($.38 per share)	-	-	(17,721)	-	-	(17,721)
Purchase of treasury stock	-	-	-	-	(20,857)	(20,857)
Treasury stock issued to (purchased for)
benefit plans	-	(4)	-	-	(76)	(80)
Exercise of stock options	-	(1,092)	-	-	3,223	2,131
Balance at June 30, 2003	$569	$69,924	$623,848	$44,566	$(230,903)	$508,004

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)
	Six Months Ended June 30,

	2003	2002
Operating Activities
Net income	$47,377	$45,005
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,070	8,155
Depreciation of premises, furniture, and equipment	4,161	4,336
Net amortization of premium on securities	9,006	3,179
Net (gains) on securities	(3,401)	(24)
Net (gains) on sales of other real estate owned	(112)	(106)
Net (gains) losses on sales of premises, furniture, and equipment	(477)	145
Tax benefits from employee exercises of nonqualified stock options	441	910
Net (increase) in deferred income taxes	(620)	(199)
Net amortization of other intangible assets	-	558
Originations and purchases of mortgage loans held for sale	(222,370)	(103,865)
Proceeds from sales of mortgage loans held for sale	221,025	109,186
Net (increase) in corporate owned life insurance	(2,522)	(3,007)
Net decrease (increase) in accrued interest receivable	361	(720)
Net (decrease) in accrued interest payable	(2,361)	(2,451)
Net (increase) in other assets	(5,718)	(653)
Net increase in other liabilities	31,925	11,301

Net cash provided by operating activities	81,785	71,750
Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	582,204	270,098
Proceeds from sales	44,099	254,435
Purchases	(972,219)	(693,139)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	13,275	12,683
Purchases	(34,684)	(16,975)
Net (increase) in loans	(97,517)	(32,626)
Proceeds from sales of other real estate owned	2,528	3,523
Proceeds from sales of premises, furniture, and equipment	1,136	1,311
Purchases of premises, furniture, and equipment	(4,825)	(9,272)
Purchase of bank branch, net of cash	(19,301)	-

Net cash (used) by investing activities	(485,304)	(209,962)
Financing Activities
Net increase in deposit accounts	354,449	30,919
Net increase in borrowed funds	75,102	173,500
Purchase of treasury stock	(20,857)	(25,372)
Proceeds from issuance of treasury stock	-	8
Cash dividends paid	(17,849)	(16,567)
Exercise of stock options	1,690	4,970

Net cash provided by financing activities	392,535	167,458

Net (decrease) increase in cash and cash equivalents	(10,984)	29,246
Cash and cash equivalents at beginning of period	206,898	160,156

Cash and cash equivalents at end of period	$195,914	$189,402

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods shown. The results of operation for the quarter and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The consolidated financial statements include the accounts of First Midwest Bancorp, Inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

  RECENT ACCOUNTING PRONOUNCEMENTS

  In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for First Midwest as of December 31, 2002, and required disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The initial recognition and measurement provisions of FIN 45 were applied prospectively to guarantees issued or modified after December 31, 2002. The impact of adoption was not material to the Company's results of operations, financial position, or liquidity. The most significant instruments impacted for First Midwest are standby letters of credit. The required disclosures have been incorporated into Note 10 "Commitments, Guarantees and Contingent Liabilities" commencing on page 13* of this Form 10-Q.

  In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The disclosure provisions were adopted on December 31, 2002. As permitted by SFAS No. 148, First Midwest applies the provisions of Accounting Principals Board Opinion 25, "Accounting for Stock Issued to Employees," ("APB 25") for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair value based method had been applied in measuring compensation costs. The required disclosure for June 30, 2003 is located in Note 9 "Stock-Based Compensation" commencing on page 13* of this Form 10-Q. First Midwest is awaiting further guidance and clarity that may result from current FASB and International Accounting Standards Board stock compensation projects and will continue to evaluate any developments concerning mandated, as opposed to optional, fair value based expense recognition.

  In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. The recognition and measurement provisions of FIN 46 were effective for newly created VIEs formed after January 31, 2003 and for existing VIEs on the first interim or annual reporting period beginning after June 15, 2003. Since First Midwest does not have an interest in any VIEs, the adoption of FIN 46 had no impact on its results of operations, financial position, or liquidity.

  In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement clarifies under what circumstances a contract, with an initial net investment, meets the characteristic of a derivative; clarifies when a derivative contains a financing component; amends the definition of an underlying to conform it to language in FIN 45; and amends certain other existing pronouncements. The changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no effect on the Company's results of operations, financial position, or liquidity.

  On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and obligations to issue a variable number of shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other existing instruments at the beginning of the first interim period beginning after June 15, 2003. First Midwest adopted SFAS No. 150 on July 1, 2003. While the Statement may affect how future financial instruments, if entered into, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on First Midwest's results of operations, financial position or liquidity as the Company does not have any financial instruments with characteristics of both liabilities and equity subject to the specialized accounting guidance in SFAS No. 150.

  GOODWILL AND OTHER INTANGIBLE ASSETS

First Midwest adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 147, "Acquisition of Certain Financial Institutions, effective January 1, 2002. These pronouncements provide that intangible assets with finite lives be amortized and that goodwill and other intangible assets with indefinite lives would not be amortized, but rather tested at least annually for impairment. Upon adoption of SFAS No. 142, First Midwest discontinued the amortization of goodwill and evaluates goodwill for impairment annually.

The changes in the carrying amount of goodwill for the three and six months ended June 30, 2003 are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Balance at beginning of period	$16,397	$16,397	$16,397	$16,397
Addition related to branch acquisition	18,409	-	18,409	-
Balance at end of period	$34,806	$16,397	$34,806	$16,397

First Midwest has finite lived intangible assets capitalized on its Consolidated Statements of Condition in the form of core deposit premiums and other identified intangibles. These intangible assets will be amortized over their estimated useful lives of 11.8 years in accordance with SFAS No. 142. A summary of First Midwest's finite lived intangible assets follows:

	June 30,	December 31,	June 30,
	2003	2002	2002
Core Deposit Premium
Gross carrying amount	$892	$-	$5,359
Less: accumulated amortization	-	-	4,716
Net carrying amount	$892	$-	$643

Other Identified Intangibles
Gross carrying amount	$-	$-	$423
Less: accumulated amortization	-	-	311
Net carrying amount	$-	$-	$112

	June 30,	December 31,	June 30,
	2003	2002	2002
Total Finite Lived Intangibles
Gross carrying amount	$892	$-	$5,782
Less: accumulated amortization	-	-	5,027
Net carrying amount	$892	$-	$755

There was no amortization expense of other intangible assets for the three and six months ended June 30, 2003. For the same 2002 periods, amortization expense was $383 and $558, respectively. Amortization expense on other intangible assets is expected to total $38 in 2003 and $76 per year in 2004 through 2007.

On June 13, 2003, First Midwest completed the acquisition of a retail branch office with approximately $103 million in deposits from The Northern Trust Company. The acquisition, which was accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 147, resulted in the recognition of $18,409 and $892 in goodwill and core deposit premium, respectively.

  SECURITIES

  The aggregate amortized cost, gross unrealized gains and losses, and market value of securities were as follows:
	June 30, 2003				December 31, 2002

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available for Sale

U.S. Agency	$100,000	$-	$-	$100,000	$200,527	$1,231	$(1)	$201,757
Collateralized mortgage obligations	1,220,584	6,279	(5,273)	1,221,590	854,251	14,793	(1,964)	867,080
Other mortgage backed	203,287	7,566	(62)	210,791	272,546	10,208	(94)	282,660
State and municipal	698,862	70,441	(36)	769,267	529,608	43,976	(56)	573,528
Other	75,037	24	(5,250)	69,811	99,241	351	(2,850)	96,742

Total	$2,297,770	$84,310	$(10,621)	$2,371,459	$1,956,173	$70,559	$(4,965)	$2,021,767

	June 30, 2003				December 31, 2002

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Held to Maturity

U.S. Treasury	$1,310	$-	$-	$1,310	$1,705	$9	$-	$1,714
U.S. Agency	125	-	-	125	126	1	-	127
State and municipal	88,520	141	-	88,661	68,001	145	-	68,146

Total	$89,955	$141	$-	$90,096	$69,832	$155	$-	$69,987

  During the second quarter 2003, $36,863 of certain non-marketable equity securities were reclassified from the held to maturity portfolio to the available for sale portfolio to more accurately account for the securities in accordance with their terms and conditions. No gains or losses were realized on the reclassification. All prior periods presented have been restated to reflect the reclassification.

  For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 8 on page 12* of this Form 10-Q.

  LOANS

  Total loans, net of deferred loan fees and other discounts of $2,137 and $2,046 at June 30, 2003 and December 31, 2002, respectively, were as follows:
	June 30,	December 31,
	2003	2002
Commercial and industrial	$990,423	$897,845
Agricultural	83,182	91,381
Consumer	891,033	914,820
Real estate - 1 - 4 family	129,428	138,302
Real estate - commercial	1,023,487	1,019,989
Real estate - construction	381,439	344,509

Total loans, net of unearned discount	$3,498,992	$3,406,846

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

  RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

  Reserve For Loan Losses

  A summary of the transactions in the reserve for loan losses for the quarters and six months ended June 30, 2003 and 2002 are summarized below:
	Quarters Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Balance at beginning of period	$48,020	$47,774	$47,929	$47,745
Loans charged-off	(2,460)	(4,006)	(5,399)	(9,871)
Recoveries of loans previously charged-off	1,024	950	1,524	1,789
Net loans charged-off	(1,436)	(3,056)	(3,875)	(8,082)
Provision for loan losses	2,540	3,100	5,070	8,155
Balance at end of period	$49,124	$47,818	$49,124	$47,818

  Impaired Loans

  A loan is considered impaired when it is probable that First Midwest will be unable to collect all principal and interest due in accordance with the loan's contractual terms. Loans subject to impairment valuation are defined as nonaccrual and restructured loans excluding smaller homogeneous loans, such as home equity, installment, and 1-4 family residential loans. Impairment is measured by estimating the fair value of the loan based on the present value of expected future cash flows, discounted at the loan's initial effective interest rate, the market price of the loan, or the fair value of the underlying collateral if repayment of the loan is collateral dependent. If the estimated fair value of the loan is less than the recorded book value, a valuation reserve is established as a component of the reserve for loan losses. The Company's impaired loan information is as follows:

	June 30, 2003	December 31, 2002
Impaired Loans:
Requiring valuation reserve	$10,115	$1,587
Not requiring valuation reserve (1)	4,325	7,736
Total impaired loans	$14,440	$9,323

Valuation reserve related to impaired loans (2)	$3,020	$1,336

(1)

  Impaired loans for which the discounted cash flows, collateral value or market value equals or exceeds the carrying value of the loan do not require a valuation reserve under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."

(2)	The valuation reserve for impaired loans is included in the Company's overall reserve for loan losses.

  The average recorded investment in impaired loans was $12,197 and $11,723 for the six months ended June 30, 2003 and 2002, respectively. Interest income recognized on impaired loans for the six months ended June 30, 2003 and 2002 was $117 and $39, respectively.

  EARNINGS PER COMMON SHARE

  The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2003 and 2002:
	Quarters Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic Earnings per Share:
Net income	$24,647	$22,934	$47,377	$45,005
Average common shares outstanding	46,583	48,403	46,779	48,524
Basic earnings per share	$0.53	$0.47	$1.01	$0.93

Diluted Earnings per Share:
Net income	$24,647	$22,934	$47,377	$45,005
Average common shares outstanding	46,583	48,403	46,779	48,524
Dilutive effect of stock options	288	371	270	385
Diluted average common shares outstanding	46,871	48,774	47,049	48,909

Diluted earnings per share	$0.53	$0.47	$1.01	$0.92

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
	Quarters Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Unrealized holding gains on available for sale securities arising during the period:
Unrealized net gains	$5,701	$44,526	$11,496	$33,167
Related tax expense	2,224	17,365	4,485	12,935
Net	3,477	27,161	7,011	20,232
Less: Reclassification adjustment for net gains (loses) realized for the period:
Realized net gains (losses) on sales of available for sale securities	3,335	(41)	3,401	(41)
Related tax expense (benefit)	1,301	(16)	1,327	(16)
Net	2,034	(25)	2,074	(25)

Net unrealized holding gains on available for sale securities	1,443	27,186	4,937	20,257

Unrealized holding (losses) on derivatives used in cash flow hedging relationships arising during the period:
Unrealized net (losses)	(279)	(734)	(224)	(406)
Related tax (benefit)	(110)	(286)	(88)	(157)
Net	(169)	(448)	(136)	(249)
Less: Amounts reclassified to interest expense:
Realized net (losses) on cash flow hedges	(87)	(784)	(656)	(1,334)
Related tax (benefit)	(34)	(306)	(256)	(520)
Net	(53)	(478)	(400)	(814)

Net unrealized holding (losses) gains on derivatives used in cash flow hedging relationships	(116)	30	264	565

Total other comprehensive income	$1,327	$27,216	$5,201	$20,822

  Activity in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2003 and 2002 was as follows.

	Accumulated Unrealized Gains on Securities Available for Sale	Accumulated Unrealized (Losses) on Hedging Activities	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2001	$7,085	$(1,820)	$5,265
Current period change	20,257	565	20,822
Balance, June 30, 2002	$27,342	$(1,255)	26,087
Balance, December 31, 2002	$40,013	$(648)	$39,365
Current period change	4,937	264	5,201
Balance, June 30, 2003	$44,950	$(384)	$44,566

  STOCK-BASED COMPENSATION

  First Midwest's stock-based compensation plans are accounted for based on the intrinsic value method set forth in APB 25 and related interpretations. Under APB 25, no compensation expense is recognized, as the exercise price of the Company's stock options is equal to the fair market value of its common stock on the date of the grant.

  Pursuant to SFAS No. 123, as amended by SFAS No. 148, disclosure requirements, pro forma net income and earnings per share are presented in the following table as if compensation cost for stock options, net of related tax effects, was determined under the fair value method and amortized to expense over the options' vesting periods.
	Quarters Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income, as reported	$24,647	$22,934	$47,377	$45,005
Less: pro forma expense related to options, net of tax	417	764	819	1,306
Pro forma net income	$24,230	$22,170	$46,558	$43,699
Basic Earnings Per Share:
As reported	$0.53	$0.47	$1.01	$0.93
Pro forma	$0.52	$0.46	$1.00	$0.90
Diluted Earnings Per Share:
As reported	$0.53	$0.47	$1.01	$0.92
Pro forma	$0.52	$0.45	$0.99	$0.89

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

  COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITES

  Credit Extension Commitments and Guarantees

  In the normal course of business, First Midwest enters into a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers, to reduce its exposure to fluctuations in interest rates and to conduct lending activities. These instruments principally include commitments to extend credit, standby letters of credit and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Condition.

  The contractual or notional amounts of these financial instruments at June 30, 2003 and December 31, 2002 were as follows.

	June 30, 2003	December 31, 2002
Commitments to extend credit:
Home equity lines	$210,673	$195,091
All other commitments	947,028	882,350
Letters of credit:
Standby	86,314	85,375
Commercial	204	774

  Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses, have variable interest rates tied to prime rate, and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements.

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

  In the event of a customer's nonperformance, First Midwest's credit loss exposure is represented by the contractual amount of those commitments. The credit risk is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. First Midwest uses the same credit policies in making credit commitments as it does for on-balance sheet instruments, with such exposure to credit loss minimized due to various collateral requirements in place.

  The maximum potential future payments guaranteed by First Midwest under standby letters of credit arrangements is represented by the contractual amount of the commitment. At June 30, 2003, the carrying value of the Company's standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $239. The current liability reflects the fair value of the guarantee associated with standby letters of credit originated since January 1, 2003, the implementation date of the recognition provisions of FIN 45. At June 30, 2003, standby letters of credit had a remaining weighted-average term of approximately 13 months, with remaining actual lives ranging from less than 1 to 5.5 years. If a commitment is funded, First Midwest may seek recourse through the underlying collateral provided including real estate, physical plant and property, marketable securities or cash.

  Legal Proceedings

  As of June 30, 2003 there were certain legal proceedings pending against First Midwest and its subsidiaries in the ordinary course of business. First Midwest does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of First Midwest as of June 30, 2003.

  SUPPLEMENTARY CASH FLOW INFORMATION

  Supplemental disclosures to the Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 are as follows:
	Six Months Ended June 30,
	2003	2002
Income taxes paid	$15,697	$10,938
Interest paid to depositors and creditors	45,484	69,092
Noncash transfers of loans to foreclosed real estate	1,496	4,369
Noncash transfers to securities available for sale from securities held to maturity	36,863	35,581
Dividends declared but unpaid	8,854	8,208

  SUBSEQUENT EVENT

First Midwest entered into an agreement on July 17, 2003 to sell its two branch locations in Streator, Illinois. Under the terms of the agreement, First National Bank of Ottawa, Ottawa, Illinois would acquire loans of approximately $15,000, fixed assets of approximately $800, and deposits of approximately $73,000. The sale, subject to regulatory approval, is expected to close in fourth quarter 2003. Consideration received from the sale, which will be primarily based on the level of deposits transferred, will be finalized at closing and is expected to result in a pre-tax gain that would approximate $5,200.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarters and six months ended June 30, 2003 and 2002. Management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes presented elsewhere in this report, as well as First Midwest's 2002 Annual Report on Form 10-K. Results of operations for the quarter and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the year ending December 31, 2003. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is presented in thousands, except per share data.

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

* The sufficiency of the reserve for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

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

* The failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;

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

CRITICAL ACCOUNTING POLICIES

First Midwest's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and are consistent with predominant practices in the financial services industry. Application of critical accounting policies, those policies that Management believes are the most important to the Company's financial position and results of operations, requires Management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes and are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

First Midwest has numerous accounting policies, of which the most significant are presented in Note 1 commencing on page 44 of First Midwest's Annual Report on Form 10-K for the year ended December 31, 2002. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has determined that its accounting policies with respect to the reserve for loan losses and income taxes are the accounting areas requiring subjective or complex judgments that are most important to the Company's financial position and results of operations, and, as such, are considered to be critical accounting policies. A discussion of these policies is included in Notes 1 and 13 commencing on pages 44 and 58, respectively, of First Midwest's Annual Report on Form 10-K for the year ended December 31, 2002. There have been no significant changes in the application of accounting policies since December 31, 2002.

Summary of Performance

Net income for the quarter ended June 30, 2003 increased to $24,647, or $.53 per diluted share, as compared to $22,934, or $.47 per diluted share, for the same period in 2002, representing an increase of 12.8% on a per diluted share basis. Performance for second quarter 2003 resulted in annualized return on average stockholders' equity and assets of 19.4% and 1.59%, respectively, as compared to returns of 19.6% and 1.57% for the same quarter in 2002. The current quarter earnings included $3.3 million in security gains. On an after tax basis, the security gains increased second quarter 2003 performance by approximately $2.2 million, or $.04 per diluted share.

For the first six months of 2003, net income increased to a record $47,377, or $1.01 per diluted share, as compared to 2002's $45,005, or $.92 per diluted share, representing an increase of 9.8% on a per diluted share basis. Performance for the first six months of 2003 resulted in an annualized return on average equity of 18.9% as compared to 19.5% for the same 2002 period and an annualized return on average assets of 1.56% in each of the six month periods ended June 30, 2003 and June 30, 2002.

Book value per share as of June 30, 2003 was $10.92, as compared to $9.91 as of June 30, 2002, an increase of $1.01 per share, or 10.2%. The increase in book value per share was related to the improvement in the market value of the available for sale securities portfolio, resulting in an increase in stockholders' equity of $18,479 as of June 30, 2003, as compared to the year earlier level. Further, the increase in total stockholders' equity to $508,004 at June 30, 2003 from $477,162 at June 30, 2002 contributed to the reduction in return on average equity for second quarter 2003.

Net interest income totaled $52,644 for second quarter 2003, declining 6.5%, as compared to $56,296 for second quarter 2002. Net interest margin declined 42 basis points to 4.01% at June 30, 2003, as compared to 4.43% at June 30, 2002, while on a linked-quarter basis, net interest margin decreased 5 basis points from 4.06% at March 31, 2003. A similar decrease occurred during the first six months of 2003, as net interest income declined 5.2% to $104,785, as compared to $110,543 for the six months ended June 30, 2002.

Net loan charge-offs for second quarter 2003 improved to .17% of average loans, as compared to .36% for second quarter 2002 and .49% for fourth quarter 2002. The provision for loan losses of $2,540 recorded during second quarter 2003 exceeded the current quarter's net loan charge-offs by $1,104 resulting in a ratio of the reserve for loan losses to total loans of 1.40% at June 30, 2003.

Total noninterest income for second quarter 2003 was $21,215 and was $38,979 for the six months ended June 30, 2003, an increase of 29.5% and 19.8%, respectively, from the same periods in 2002. Excluding net securities gains of $3,335 and $24 for the quarters ended June 30, 2003 and June 30, 2002, respectively, and $3,401 and $24 for the six months ended June 30, 2003 and June 30, 2002, respectively, noninterest income increased 9.3% and 9.5% from the quarter and six months ended June 30, 2002, respectively. Total noninterest expense decreased by 1.7% for second quarter 2003,as compared to second quarter 2002 and increased 0.7% for the six months ended June 30, 2003 as compared to the same 2002 period.

Branch Acquisition

On June 13, 2003, First Midwest Bank purchased from Northern Trust Company a retail branch located at Higgins Road, Chicago (the "O'Hare Branch") with approximately $103 million in deposits. The acquisition resulted in the recording of goodwill and other intangible assets of $18,409 and $892, respectively. The acquisition is expected to have a slightly positive impact on current year operating performance.

Net Interest Income, Earning Assets and Funding Sources

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

For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable earning assets. The effect of such adjustment is presented in the following table:
	Quarters Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net interest income	$52,644	$56,296	$104,785	$110,543
Tax equivalent adjustment	4,400	3,557	8,322	7,070
Tax equivalent net interest income	$57,044	$59,853	$113,107	$117,613

Net interest income on a tax equivalent basis totaled $57,044 for second quarter 2003, decreasing 4.7%, or $2,809, from second quarter 2002 of $59,853. As shown in the Volume/Rate Analysis on page 19*, the decrease in net interest income is attributable to the reduction in tax equivalent interest income earned on interest-earning assets of $9,873, exceeding the reduction in interest expense paid on interest-bearing liabilities of $7,064. Net interest margin for second quarter 2003 decreased 42 basis points to 4.01%, as compared to 4.43% for the same period in 2002, and down 5 basis points from 4.06% on a linked-quarter basis. Margin contraction resulted from the repricing of earning assets in the low interest rate environment and the acceleration of cash flows due to refinance related prepayments on mortgage-backed securities.

The $9,873 reduction in tax equivalent interest income for second quarter 2003, as compared to second quarter 2002, was due primarily to the decline in the yield received on interest-earning assets. For second quarter 2003, the yield on earning assets was 5.47%, reflecting a 103 basis point reduction from 6.50% for second quarter 2002. Competitive pricing on new and refinanced loans, as well as the repricing of variable rate loans in a lower interest rate environment, contributed to the decline in loan yields. The average yield on loans for second quarter 2003 fell by 85 basis points to 5.87% as compared to second quarter 2002. Net interest income for second quarter 2003 also declined due to accelerated pre-payments of mortgage-backed securities. Although average volume in the securities portfolio increased $193,085 from second quarter 2002, new investments and reinvested cash flows are priced at lower yields. The yield on average available for sale securities for second quarter 2003 decreased by 128 basis points to 4.82% from second quarter 2002 of 6.10%. Average earning assets for the second quarter of 2003 increased 5.4% to $5,694,313 as compared to $5,403,899 for second quarter 2002, largely driven by increases in the securities and loan portfolios.

The decrease in interest expense of $7,064 for second quarter 2003 was primarily attributable to the decline in the average cost of interest-bearing liabilities to 1.73% for second quarter 2003 as compared to 2.43% for second quarter 2002. Average interest rates paid declined by 70 basis points as the result of lower interest rates, the repricing dynamics of maturing time deposits and borrowed funds, and the shift of deposits from higher priced time deposits to less expensive core transactional deposits.

As presented in the Net Interest Margin Trend by Quarter schedule on the bottom of page 19*, second quarter 2003 net interest margin of 4.01% was 5 basis points lower than first quarter 2003 net interest margin of 4.06%. This decline was due to the decline in yield on interest-earning assets of 22 basis points to 5.47% offset by the decline of 19 basis points on rates being paid on interest-bearing liabilities to 1.73%. Over the last four quarters, the decline in yield on interest-earning assets was greater than the decline in rates paid on interest-bearing liabilities. This decline resulted from a greater volume of fixed rate loan and security cash flows repricing than liabilities repricing in the lower interest rate environment and increasing mortgage prepayments causing a shortening in the expected duration of and a decrease in the yield on mortgage-backed securities.

First Midwest expects interest rates to remain low through the remainder of 2003 followed by an increase in rates in 2004. Acknowledging the 40 year lows in interest rates, First Midwest continues to evaluate reinvestment strategies that would use some part of its $2.3 billion available-for-sale securities portfolio to reduce its exposure to rising interest rates and help stabilize future net interest income performance. Possible strategies include First Midwest selling certain higher coupon securities believed to perform negatively as interest rates rise and investing the proceeds along with normal cash flows into shorter duration assets. In addition, First Midwest could extend the duration of its liabilities by promoting longer duration deposit products and extending wholesale borrowing maturities. The combination of continued low interest rates in 2003 and the pursuit of these strategies are likely to maintain pressure on interest margins in both the third and fourth quarters of 2003.

First Midwest continues to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in net interest income. A description and analysis of First Midwest's market risk and interest rate sensitivity profile and management policies commences on page 30* of this Form 10-Q.

Volume/Rate Analysis

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended June 30, 2003 and June 30, 2002. The table also details increases and decreases in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal tax rate of 35%, which includes a tax-equivalent adjustment of $4,400 and $3,557 for the quarters ended June 30, 2003 and 2002, respectively.

Quarters Ended June 30, 2003 and 2002

	Average Balances				Average Interest Rates Earned/Paid					Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

								Basis
			Increase					Points				Increase
	2003	2002	(Decrease)		2003		2002	Inc/(Dec)		2003	2002	(Decrease)	Volume	Rate	Total

Fed funds sold and other short-term investments	$14,253	$8,460	$5,793		1.26%	2.36%		(1.10)%		$45	$50	$(5)	$(15)	$10	$(5)
Mortgages held for sale	16,476	7,186	9,290		5.63%		6.62%	(0.99)%		232	119	113	128	(15)	113
Securities available for sale	2,114,559	1,930,629	183,930		4.82%		6.10%	((1.28)%	%	25,460	29,465	(4,005)	3,294	(7,299)	(4,005)
Securities held to maturity	84,908	75,753	9,155		6.46%		7.14%	(0.68)%		1,371	1,352	19	91	(72)	19
Loans net of unearned discount	3,464,117	3,381,871	82,246		5.87%		6.72%	(0.85)%		50,817	56,812	(5,995)	1,424	(7,419)	(5,995)

Total interest-earning assets	$5,694,313	$5,403,899	$290,414		5.47%		6.50%	(1.03)%		$77,925	$87,798	$(9,873)	$4,922	$(14,795)	$(9,873)

Savings deposits	$499,735	$457,947	$41,788		0.50%		1.00%	(0.50)%		$622	$1,140	$(518)	$116	$(634)	$(518)
NOW accounts	781,923	707,566	74,357	2	0.86%	1	1.40%	(0.54)%		1,680	2,483	(803)	299	(1,102)	(803)
Money market deposits	588,490	556,484	32,006		1.24%	2	2.01%	(0.77)%		1,830	2,790	(960)	171	(1,131)	(960)
Time deposits	1,631,118	1,779,640	(148,522)	3	2.47%		3.33%	(0.86)%		10,076	14,828	(4,752)	(1,159)	(3,593)	(4,752)
Borrowed funds	1,332,278	1,094,120	238,158		2.00%		2.45%	(0.45)%		6,673	6,704	(31)	(192)	161	(31)

Total interest-bearing liabilities	$4,833,544	$4,595,757	$237,787		1.73%		2.43%	(0.70)%		$20,881	$27,945	$(7,064)	$(765)	$(6,299)	$(7,064)

Net interest margin / income					4.01%		4.43%	(0.42)%	%	$57,044	$59,853	$(2,809)	$5,687	$(8,496)	$(2,809)

	2003		2002
Net Interest Margin Trend By Quarter	2nd	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	5.47%	5.69%	5.95%	6.28%	6.50%	6.55%
Rates paid on interest-bearing liabilities	1.73%	1.92%	2.19%	2.37%	2.43%	2.62%
Net interest margin	4.01%	4.06%	4.10%	4.26%	4.43%	4.32%

Volume/Rate Analysis

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the six months ended June 30, 2003 and June 30, 2002. The table also details increases and decreases in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal tax rate of 35%, which includes a tax-equivalent adjustment of $8,322 and $7,070 for the six months ended June 30, 2003 and 2002, respectively.

Six Months Ended June 30, 2003 and 2002

	Average Balances				Average Interest Rates Earned/Paid					Interest Income/Expense				Increase/(Decrease) in Interest Income/Expense Due to:

								Basis
			Increase					Points					Increase
	2003	2002	(Decrease)		2003		2002	Inc/(Dec)		2003		2002	(Decrease)	Volume	Rate	Total

Fed funds sold and other short-term investments	$10,358	$6,572	$3,786		1.26%		2.19%	(0.93)%		$65		$72	$(7)	$(29)	$22	$(7)
Mortgages held for sale	16,134	7,426	8,708		5.71%		6.98%	(1.27)%		461		259	202	239	(37)	202
Securities available for sale	2,065,940	1,916,385	149,555		4.95%		6.10%	(1.15)%	%	51,182		58,474	(7,292)	5,171	(12,463)	(7,292)
Securities held to maturity	78,958	72,077	6,881		6.56%	6	7.22%	(0.66)%		2,588		2,601	(13)	(358)	345	(13)
Loans net of unearned discount	3,436,407	3,371,183	65,224		5.94%		6.75%	(0.81)%		102,116		113,848	(11,732)	2,254	(13,986)	(11,732)

Total interest-earning assets	$5,607,797	$5,373,643	$234,154		5.58%		6.52%	(0.94)%		$156,412		$175,254	$(18,842)	$7,277	$(26,119)	$(18,842)

Savings deposits	$489,840	$445,769	$44,071		0.50%	(%)	0.99%	(0.49)%		$1,213		$2,207	$(994)	$245	$(1,239)	$(994)
NOW accounts	754,394	696,636	57,758	2	0.88%	1	1.61%	(0.73)%		3,330		5,612	(2,282)	512	(2,794)	(2,282)
Money market deposits	561,929	563,312	(1,383)		1.35%		1.99%	(0.64)%		3,805		5,610	(1,805)	(14)	(1,791)	(1,805)
Time deposits	1,628,814	1,758,235	(129,421)	3	2.58%		3.46%	(0.88)%		21,029	,	30,428	(9,399)	(2,112)	(7,287)	(9,399)
Borrowed funds	1,314,709	1,104,160	210,549		2.12%		2.50%	(0.38)%		13,928		13,784	144	700	(556)	144

Total interest-bearing liabilities	$4,749,686	$4,568,112	$181,574		1.82%		2.52%	(0.70)%		$43,305		$57,641	$(14,336)	$(669)	$(13,667)	$(14,336)

Net interest margin / income					4.03%		4.38%	(0.35)%	%	$113,107		$117,613	$(4,506)	$7,946	$(12,452)	$(4,506)

Securities Portfolio

The following table sets forth the period end carrying values of the securities portfolios and changes therein as of the following periods:

	June 30, 2003	December 31, 2002	% Change
By type:
U.S. Treasury	$1,310	$1,705	(23.2)
U.S. Agency	100,125	201,883	(50.4)
Collateralized mortgage obligations	1,221,590	867,080	40.9
Other mortgage-backed securities	210,791	282,660	(25.4)
State and municipal	857,787	641,529	33.7
Other	69,811	96,742	(27.8)

Total	$2,461,414	$2,091,599	17.7
By classification:
Available for sale	$2,371,459	$2,021,767	17.3
Held to maturity	89,955	69,832	28.8

Total	$2,461,414	$2,091,599	17.7

As of June 30, 2003, the carrying value of the securities portfolio totaled $2,461,414, up 17.7% from December 31, 2002. As a result of continued low interest rates, First Midwest pursued certain security deployment strategies over the course of the first six months of 2003 to both balance portfolio performance and to mitigate exposure to rising interest rates.

Collateralized mortgage obligations increased 40.9%, or $354,510, as First Midwest sought to offset the expected impact of increasing cash flows in third quarter 2003 by purchasing certain shorter-duration, lower-yielding instruments. State and municipal securities increased 33.7%, or $216,258, as First Midwest took advantage of unusually high rates offered on municipal securities relative to Treasury yields during the first quarter of 2003 and proceeds from security sales during second quarter 2003. The 50.4% decline in U.S. agency securities primarily resulted from calls and maturities in the portfolio. The decline of 25.4% in other mortgage-backed securities resulted from principal paydowns, which were used to partially fund the purchase of municipal securities. The overall increase in carrying value can be attributed to security purchases, reinvestment of security proceeds into both shorter-term and longer-term investments, and unrealized appreciation in the market value of the available-for-sale securities portfolio.

Second quarter 2003 income reflects the sale of $37.9 million of longer-duration, higher-yield securities, primarily $25.8 million of corporate trust preferred securities for a gain of $3,335. The proceeds from the sale were reinvested in similar duration, lower yielding municipal securities.

As of June 30, 2003, the net unrealized appreciation in the market value of the available-for-sale securities portfolio had increased to $73,689, up $8,095 from $65,594 at December 31, 2002. The market value of the portfolio increased in spite of a relatively unchanged yield curve, primarily due to an unrealized gain in municipal securities partially offset by slight declines in collateralized mortgage obligations and other mortgage-backed securities.

First Midwest's investment in long-term municipal securities increased the effective duration of the portfolio to 2.28% as of June 30, 2003 from 1.23% as of December 31, 2002 and the weighted average maturity of the portfolio to 3.24 years as of June 30, 2003 from 2.94 years as of December 31, 2002. Duration, in this context, represents the percentage change in the market value of the securities portfolio given a 100 basis point change up or down in the level of interest rates.

For further discussion of the securities portfolio and related impact of unrealized appreciation thereon, see Notes 4 and 8 on pages 9* and 12*, respectively, of this Form 10-Q.

Loan Portfolio

The following table summarizes the changes in loans outstanding based on period end balances:
	June 30, 2003	December 31, 2002	% Change

Commercial and industrial	$990,423	$897,845	10.3
Agricultural	83,182	91,381	(9.0)
Consumer	891,033	914,820	(2.6)
Real estate - 1 - 4 family	129,428	138,302	(6.4)
Real estate - commercial	1,023,487	1,019,989	0.3
Real estate - construction	381,439	344,509	10.7

Total net loans	$3,498,992	$3,406,846	2.7

Total net loans excluding
real estate - 1 - 4 family	$3,369,564	$3,268,544	3.1

Total loans at June 30, 2003 increased 2.7% from December 31, 2002, as increases in commercial and industrial, commercial real estate, and construction real estate offset decreases in agricultural, consumer, and 1-4 family real estate. Commercial loans grew 10.3% to $990,423 from $897,845 at December 31, 2002. The increase was due to a combination of loans made to new customers and existing customers making draws on established lines of credit. The decrease in consumer loans of $23,787 was primarily attributable to a decline in automobile loans contained within the indirect portfolio, which has been heavily impacted by lower industry sales and automobile manufacturers offering zero percent financing. This decrease was partially offset by growth in the home equity loan portfolio. The 10.7% increase in real estate construction reflected seasonal line usage by existing customers, as 2002 construction sales are funded and built in 2003, and new lines of credit extended to residential homebuilders. The real estate commercial portfolio remained relatively stable. Real estate 1 - 4 family loans declined by $8,874 from year-end 2002 as loans continue to refinance, with First Midwest retaining originated variable rate and other certain qualifying mortgages, while selling all other originations through a third party provider.

As of June 30, 2003, no significant change has occurred in the composition of the loan portfolio or level of exposure to any single borrower, industry, or market segment from that reflected as of year-end 2002. First Midwest continues to believe that it is well balanced in terms of credit exposure to any single borrower, industry, or market segment.

Funding Sources

The following table provides a comparison of average core funding sources for the quarters ended June 30, 2003 and December 31, 2002. Average, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.
	Quarters Ended
	June 30 2003	% of Total	December 31, 2002	% of Total	% Change
Demand deposits	$794,815	14.1	$777,895	14.3	2.2
Savings deposits	499,735	8.9	466,508	8.6	7.1
NOW accounts	781,923	13.9	742,713	13.7	5.3
Money market deposits	588,490	10.4	535,429	9.9	9.9

Core transactional deposit	2,664,963	47.3	2,522,545	46.5	5.6

Time deposits	1,631,118	29.0	1,690,614	31.1	(3.5)

Total deposits s	4,296,081	76.3	4,213,159	77.6	2.0

Securities sold under agreements to repurchase	580,829	10.3	435,122	8.0	33.5
Federal funds purchased	226,449	4.0	207,416	3.8	9.2
Federal Home Loan Bank advances	525,000	9.4	575,000	10.6	(8.7)

Total borrowed funds	1,332,278	23.7	1,217,538	22.4	9.4

Total funding sources	$5,628,359	100.0	$5,430,697	100.0	3.6

Total average deposits for second quarter 2003 increased 2.0% from the quarter ended December 31, 2002 as a result of a seasonal increase in public deposits and, to a much lesser extent, the June 2003 acquisition of the O'Hare Branch, with approximately $103,000 in deposits. Reflecting customer liquidity preferences, targeted pricing, and an increase in public fund deposits, average core transactional balances increased 5.6% from fourth quarter 2002. For these same periods, average time deposits decreased by 3.5% as a result of the aforementioned customer liquidity preferences offset by increases in public deposits. Consistent with the net interest income and margin strategies previously discussed, pricing incentives begun during the second quarter of 2003 were employed to attract transactional balances, which management believes to exhibit longer-duration characteristics. These pricing incentives are expected to continue into third quarter 2003.

Total average borrowed funds for second quarter 2003 increased 9.4%, or $114,740, from the quarter ended December 31, 2002. Funding needs were provided through the federal funds market, securities sold under agreements to repurchase, and Federal Home Loan Bank advances. Given the low level of interest rates, First Midwest is analyzing strategies to retire certain higher-costing, shorter-maturity Federal Home Loan advances and subsequently re-extend borrowings at lower interest rates. As of June 30, 2003, Federal Home Loan advances had a weighted average yield and approximate maturity of 2.96% and 1.6 years, respectively, as compared to 3.72% and approximately 1.7 years, respectively, as of December 31, 2002.

Noninterest Income

Noninterest income increased by 29.5%, or $4,833, to $21,215 for the quarter ended June 30, 2003, as compared to $16,382 for the same period in 2002. Second quarter 2003 included a gain of $3,335 realized from the sale of $37.9 million of long-duration, higher-yielding securities. Excluding the net securities gains of $3,335 and $24 for the quarters ended June 30, 2003 and 2002, respectively, noninterest income was $17,880 for second quarter 2003, reflecting an increase of $1,522, or 9.3%, as compared to second quarter 2002. Improvements occurred in all major categories except corporate owned life insurance. For the first six months of 2003, noninterest income increased 19.8%, or $6,455, to $38,979, as compared to $32,524 for the same period in 2002. Changes in the components of noninterest income are discussed below with year to date changes generally following those described for the current quarter.

The following table analyzes the components of noninterest income for the quarters and six months ended June 30, 2003 and June 30, 2002.
	Quarters Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
Service charges on deposit accounts	$7,078	$6,219	13.8	$13,359	$11,975	11.6
Trust and investment management fees	2,768	2,551	8.5	5,321	5,259	1.2
Other service charges, commissions, and fees	5,368	4,458	20.4	9,913	8,751	13.3
Corporate owned life insurance	1,226	1,739	(29.5)	2,522	3,437	(26.6)
Security gains, net	3,335	24	N/M	3,401	24	N/M
Other income	1,440	1,391	3.5	4,463	3,078	45.0
Total noninterest income	$21,215	$16,382	29.5	$38,979	32,524	19.8
Total noninterest income excluding security gains	$17,880	$16,358	9.3	$35,578	$32,500	9.5

N/M - not meaningful

Service charges on deposit accounts in the second quarter 2003 improved by $859 to $7,078 as compared to second quarter 2002, primarily as the result of $692 in higher volumes of items drawn on customer accounts with insufficient funds. Higher service charges on business checking accounts also contributed to the increase.

Trust and investment management fees increased 8.5%, or $217, to $2,768 for second quarter 2003 compared to second quarter 2002. Trust fees, which are significantly influenced by the market value of assets under management, continue to be affected by changes in the equity markets. Assets under management at June 30, 2003 totaled $2.1 billion, up $163.9 million, or 8.4%, from June 30, 2002.

Other service charges, commissions, and fees grew by $910 for second quarter 2003 as compared to second quarter 2002. Current quarter revenue growth was primarily driven by increases in commissions on mortgage loan originations incident to greater volumes of refinance activities. Further contributing to the increase were higher investment product sales and debit card income reflecting growth in sales and card usage. Partially offsetting the increase in other service charges, commissions, and fees was a reduction of non-yield loan fees.

The recent settlement of an antitrust lawsuit between Visa USA, Inc. and retail merchants concerning the amount of fees charged to process signature-based debit card transactions is expected to reduce, by approximately 30%, the amount of interchange income that First Midwest receives on the debit cards that it issues. Rate reductions that are effective August 1, 2003 are estimated to decrease revenues by $550 in the second half of 2003. Beginning January 1, 2004, merchants may also refuse to accept signature-based debit card transactions, which will likely result in additional reductions in interchange income for 2004. At this time it is not possible to accurately predict the magnitude of this reduction since it will be driven by the individual practices and policies of the point-of-sale merchant. For the six months ended June 30, 2003 and full year 2002, First Midwest recorded $1,952 and $3,328, respectively, in debit card interchange fees.

First Midwest's investment in corporate owned life insurance provided $1,226 in income for second quarter 2003 decreasing $513, or 29.5% from second quarter 2002. The 2003 decrease was attributable to a lower level of income being credited on the life insurance assets due to the influence of market conditions on the assets underlying these insurance contracts. As a majority of the underlying assets are of a short duration (approximately one year) and can be subsequently deployed into longer-duration assets, it is anticipated that revenues will improve as assets reprice in a higher rate environment.

Noninterest Expense

Total noninterest expense decreased by 1.7%, or $660, to $37,954 for the quarter ended June 30, 2003, as compared to $38,614 for the same period in 2002. For the six months ended June 30, 2003, noninterest expense increased .7%, or $542, to $74,792, as compared to $74,250 for the same period in 2002.

The following table analyzes the components of noninterest expense for the quarters and six months ended June 30, 2003 and June 30, 2002.
	Quarters Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
Salaries and wages	$16,295	$15,322	6.4	$31,594	$30,448	3.8
Retirement and other employee benefits	5,118	4,895	4.6	9,831	9,328	5.4
Occupancy expense	3,633	3,598	1.0	7,312	7,113	2.8
Equipment expense	1,893	1,972	(4.0)	3,805	3,854	(1.3)
Technology and related costs	2,514	2,551	(1.5)	4,845	5,017	(3.4)
Professional services	1,905	1,663	14.6	3,388	3,389	0.0
Advertising and promotions	994	1,234	(19.4)	2,800	2,203	27.1
Other expenses	5,602	7,379	(24.1)	11,217	12,898	(13.0)
Total noninterest expense	$37,954	$38,614	(1.7)	$74,792	$74,250	0.7
Efficiency ratio	49.8%	49.2%	0.6	49.5%	48.2%	1.3

Salaries and wages increased $973, or 6.4%, to $16,295 for the quarter ended June 30, 2003 as compared to the year ago like period of $15,322. The current period increase is attributable to general merit increases effective January 1, 2003, higher incentive compensation and greater sales commissions associated with increased mortgage and investment product sales. Retirement and other employee benefits increased 4.6% for the second quarter 2003 as compared to second quarter 2002 and is due to increased pension and profit sharing costs, offset in part by lower employee healthcare insurance costs.

Occupancy expense increased by $35 during second quarter 2003 to $3,633, as compared to second quarter 2002 and is reflective of increases in property taxes and rental expense. The 4.0% decrease in equipment expense in second quarter 2003 from second quarter 2002 levels is primarily related to a reduction in depreciation expense, as the level of existing furniture and equipment reaching full depreciation is greater than new acquisitions.

Technology and related costs decreased by $37 during second quarter 2003 to $2,514, as compared to second quarter 2002's $2,551, due to lower mainframe costs and cost savings achieved from the change in provider of voice and data circuit services in the second half 2002.

Professional services increased by $242, or 14.6%, to $1,905 for second quarter 2003 compared to $1,663 for second quarter 2002. The current year increase was primarily due to an increase in loan remediation and other loan related expenses as well as higher personnel recruitment expense.

Advertising and promotions expense decreased $240 for second quarter 2003 as compared to second quarter 2002 due to a reduction in print and newspaper advertising costs.

Other expenses decreased $1,777, or 24.1%, for second quarter 2003 compared to second quarter 2002 principally due to decreases in other real estate expense and intangible amortization of core deposits, with the balance of the variance spread over various miscellaneous expense categories, including telephone and courier expense.

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income. For the quarter and six months ended June 30, 2003, the efficiency ratio was 49.8% and 49.5%, respectively as compared to 49.2% and 48.2% for the same periods in 2002, respectively. The increase resulted primarily from the impact of lower top line revenue performance due to lower levels of net interest income.

Income Tax Expense

First Midwest's accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in the "Notes to Consolidated Financial Statements" contained in its 2002 Annual Report on Form 10-K.

Income tax expense totaled $8,718 for the quarter ended June 30, 2003, increasing $688 from $8,030 for second quarter 2002 and reflects effective income tax rates of 26.1% and 25.9%, respectively.

Credit Quality and Reserve for Loan Losses

Credit Quality

Nonperforming assets consist of loans for which the accrual of interest has been discontinued, loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower's financial condition and real estate which has been acquired primarily through foreclosure and is awaiting disposition. First Midwest discontinues the accrual of interest income on any loan, including an impaired loan, when there is reasonable doubt as to the timely collectibility of interest or principal. Once interest accruals are discontinued, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the reserve for loan losses. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to collectibility.

A nonaccrual loan that is subsequently restructured will not generally begin to accrue interest for six months after the restructuring to demonstrate that the borrower can meet the restructured terms. However, sustained payment performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the restructured terms. These factors may result in the loan being returned to accrual status at the time of restructuring or upon satisfaction of a shorter performance period.

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

Loans past due 90 days and still accruing interest are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.

The following table summarizes nonperforming assets and past due loans for the last five consecutive quarters.
	2003		2002
	June 30	March 31	December 31	September 30	June 30
Nonaccrual loans	$9,423	$13,596	$12,525	$9,988	$11,879
Restructured loans	7,328	-	-	-	-
Total nonperforming loans	16,751	13,596	12,525	9,988	11,879

Foreclosed real estate	4,576	4,044	5,496	2,972	4,582

Total nonperforming assets	$21,327	$17,640	$18,021	$12,960	$16,461

Loans 90 days past due and still accruing interest	$5,723	$7,497	$3,307	$9,820	$3,564

Nonperforming loans to total loans	0.48%	0.40%	0.37%	0.29%	0.35%
Nonperforming assets to total loans plus foreclosed real estate	0.61%	0.51%	0.53%	0.38%	0.48%

Reserve for loan losses to loans	1.40%	1.40%	1.41%	1.41%	1.41%
Reserve for loan losses to nonperforming loans	293%	353%	383%	480%	403%
Provision for loan losses	$2,540	$2,530	$4,235	$3,020	$3,100
Net loans charged-off	$1,436	$2,439	$4,225	$2,919	$3,056
Net loans charged-off to average loans	0.17%	0.29%	0.49%	0.34%	0.36%

Nonperforming loans at June 30, 2003 totaled $16,751, representing .48% of loans, up from .40%, on a linked-quarter basis and up from .35% for the same quarter in 2002, respectively. Included in nonperforming loans at June 30, 2003 are $7,328 of restructured loans, representing two credits that were renegotiated to current market terms during second quarter 2003. Of this total, $4,174 was reflected in the loans past due 90 days and still accruing category at March 31, 2003 and continues to accrue interest at June 30, 2003. The remaining $3,154 in restructured loans continues to record cash payments received as reductions to principal only.

Nonaccrual loans, totaling $9,423 at June 30, 2003 are comprised of commercial, industrial and agricultural loans (60%), real estate loans (26%) and consumer loans (14%). Foreclosed real estate, totaling $4,576 at June 30, 2003, primarily represents commercial real estate and 1-4 family real estate properties. First Midwest's disclosure with respect to impaired loans is contained in Note 6 commencing on page 10* of this Form 10-Q.

Reserve for Loan Losses

Transactions in the reserve for loan losses during the quarters and six months ended June 30, 2003 and 2002 are summarized in the following table:
	Quarters Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Balance at beginning of period	$48,020	$47,774	$47,929	$47,745
Loans charged-off	(2,460)	(4,006)	(5,399)	(9,871)
Recoveries of loans previously charged-off	1,024	950	1,524	1,789
Net loans charged-off	(1,436)	(3,056)	(3,875)	(8,082)
Provision for loan losses	2,540	3,100	5,070	8,155
Balance at end of period	$49,124	$47,818	$49,124	$47,818

Loan charge-offs, net of recoveries, for second quarter 2003 were .17% of average loans, improving from .36% for second quarter 2002. Lower charge-offs in the current year are attributable to both decreased commercial and consumer charge-offs. The decrease in consumer charge-offs is the result of a concerted strategy to tighten underwriting standards for indirect loans. The provisions for loan losses exceeded net charge-offs for second quarter 2003, resulting in the ratio of the reserve for loan losses to total loans at quarter-end being maintained at 1.40% and approximating the level at year-end 2002. The reserve for loan losses at June 30, 2003 represented 293% of nonperforming loans, as compared to 403% at the end of 2002's second quarter and 383% at year-end 2002. Management believes that the reserve for loan losses of $49,124 is adequate to absorb credit losses inherent in the loan portfolio at June 30, 2003.

The provision for loan losses in any given period is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-offs, delinquencies, collateral values, management's assessment of current and prospective economic conditions, and the resultant required level of the reserve for loan losses. First Midwest maintains a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The appropriate level of the reserve for loan losses is determined by systematically performing a review of the loan portfolio quality as required by First Midwest's credit administration policy. The reserve for loan losses consists of three components: (i) specific reserves established for any impaired commercial, real estate commercial, and real estate construction loan for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience; and (iii) reserves based on general economic conditions as well as specific economic factors in the markets in which First Midwest operates.

Loans selected for review to determine whether specific reserves are required include loans over a specified dollar limit, loans where the internal credit rating is below a predetermined classification, and restructured loans. Loans that are reviewed generally include commercial and agricultural loans, real estate commercial, and real estate construction loans. Specific reserves for these loans are determined in accordance with the accounting policies referred to above. Consumer and other retail loan reserve allocations are based upon the evaluation of pools or groups of such loans. The component of the reserve for loan losses based on historical loan loss experience is determined statistically using a loss migration analysis that examines loss experience and the related internal rating of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The component of the reserve for loan losses based on general economic conditions and other factors is considered the unallocated component of the reserve. This component is determined based upon general economic conditions and involves a higher degree of subjectivity in its determination. This component of the reserve considers risk factors that may not have manifested themselves in First Midwest's historical loss experience, which is used to determine the allocated component of the reserve.

For the six months ended June 30, 2003, First Midwest had not substantially changed any aspect of its overall methodology in determination of the provision for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period provision.

The distribution of the loan portfolio is presented in Note 5 located on page 10* while changes in the portfolio are analyzed and discussed on page 22* of this Form 10-Q. The loan portfolio consists nearly exclusively of loans originated by First Midwest from its primary markets and generally represents credit extension to multi-relationship customers.

Capital

Stockholders' Equity

Stockholders' equity at June 30, 2003 was $508,023 as compared to $491,953 at December 31, 2002. Equity as a percentage of assets was 7.9% at June 30, 2003, compared to 8.2% at December 31, 2002. Book value per common share increased to $10.92 at the end of second quarter 2003, up from $10.42 at the end of 2002.

Capital Measurements

First Midwest and its sole bank subsidiary, First Midwest Bank (the "Bank") are subject to the minimum capital requirements defined by its primary regulator, the Federal Reserve Board ("FRB"). First Midwest has managed its capital ratios to consistently maintain such measurements in excess of the FRB minimum levels to be considered "well-capitalized," which is the highest capital category established.

The following table summarizes the actual capital ratios for First Midwest and the Bank, as well as those required to be categorized as adequately capitalized and "well capitalized."
	First Midwest Actual		For Capital Adequacy Purposes		Well Capitalized for FDICIA

	Capital	Ratio	Capital	Ratio	Capital	Ratio

As of June 30, 2003:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$473,788	10.38%	$365,034	8.00%	$456,293	10.00%
First Midwest Bank	458,603	10.06	364,587	8.00	455,734	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	424,664	9.31	182,517	4.00	273,776	6.00
First Midwest Bank	409,479	8.99	182,293	4.00	274,440	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	424,664	6.99	182,306	3.00	303,844	5.00
First Midwest Bank	409,479	6.75	181,870	3.00	303,116	5.00
As of December 31, 2002:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	$482,512	11.03%	$349,960	8.00%	$437,450	10.00%
First Midwest Bank	460,426	10.56	348,826	8.00	436,033	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	434,583	9.93	174,980	4.00	262,470	6.00
First Midwest Bank	412,497	9.46	174,413	4.00	261,620	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc.	434,583	7.32	178,126	3.00	296,877	5.00
First Midwest Bank	412,497	7.01	176,683	3.00	294,471	5.00

Dividends

The dividend payout is reviewed regularly by management and the Board of Directors. Dividends of $.19 per common share were declared in the second quarter of 2003, up 12% from the quarterly dividend per share declared in the second quarter 2002 of $.17. The dividend payout ratio, which represents the percentage of earnings per share declared to shareholders as dividends, was 35.8% and 36.2% for the second quarters of 2003 and 2002, respectively. The 2003 annualized indicated dividend of $.76 represents an annual dividend yield of 2.6% as of June 30, 2003.

Capital Management

First Midwest has continued to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to shareholders in the form of dividends and through common stock repurchases, with the latter resulting in an increase in the percentage ownership of First Midwest by existing shareholders.

In August 2002, First Midwest's Board of Directors authorized the repurchase of up to 3 million of its common shares, or 6.28% of shares then outstanding. The plan authorizes repurchases in both open market and privately negotiated transactions and has no execution time limit. Subject to ongoing capital, investment, and acquisition considerations, management intends to continue share repurchases throughout 2003.

The following table summarizes the shares repurchased by First Midwest for the prior three calendar years and for the current year-to-date period:
	Six Months Ended	Years Ended December 31,
	June 30, 2003	2002	2001	2000
Shares purchased	790	1,866	2,604	607
Cost	$20,857	$52,117	$64,582	$12,195

As of June 30, 2003, First Midwest had 1,611 shares remaining to be repurchased under the current share repurchase authorization.

Common Stock Information

As of June 30, 2003, First Midwest's market capitalization was approximately $1.3 billion. First Midwest's common stock is traded on the NASDAQ Market System under the symbol "FMBI." Stock price information for First Midwest's common stock is presented in the following table.
	2003		2002
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
NASDAQ: FMBI
High	$29.87	$28.12	$28.79	$30.13	$32.16
Low	$25.55	$24.89	$23.80	$23.34	$26.24
Quarter-end	$28.81	$25.81	$26.71	$26.86	$27.78

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

First Midwest seeks to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Asset and Liability Management Committee ("ALCO") oversees financial risk management by developing programs to measure and manage interest rate risks within Board authorized limits. ALCO also approves First Midwest's asset/liability management policies, oversees the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviews First Midwest's interest rate sensitivity position.

Net interest income represents First Midwest's primary tool for measuring interest rate sensitivity. Net interest income simulation analysis measures the sensitivity of net interest income to various interest rate movements and balance sheet structures. The simulation is based on actual cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The simulation includes management projections for activity levels in each of the product lines offered by the Company. Assumptions based upon the historical behavior of deposit rates and balances in relation to interest rates are also incorporated into the simulation. These assumptions are inherently uncertain. As a result, the simulation cannot precisely measure net interest income or precisely predict the impact of the fluctuation in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

First Midwest monitors and manages interest rate risk within approved policy limits. A simulation model assesses the magnitude of changes in net interest income resulting from changes in interest rates over both a 12 and 24-month horizon and uses multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, a "most likely" forecast (which the Company believes to be the most probable outlook), a graduated increase and decrease of 200 basis points that occurs in equal steps over a six month time horizon, and immediate increases and decreases of 200 and 300 basis points.

The Company's current interest rate risk policy limits are determined by measuring the change in net interest income over a 12 month horizon assuming a significant 200 basis point graduated increase in all interest rate limits. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates.

The Company's 12-month net interest income sensitivity profile as of June 30, 2003 and December 31, 2002 is as follows.
	Graduated Change in Rates(1)		Immediate Change in Rates
	-200 (2)	+200	-200 (2)	+200	-300 (2)	+300

June 30, 2003	-6.4%	+1.8%	-10.6%	+3.7%	-10.6%	+5.0%
December 31, 2002	-4.8%	-1.8%	-6.1%	+1.0%	-6.1%	+1.8%

(1)	Reflects an assumed change in interest rates that occurs in equal steps over a six-month horizon.
(2)

Due to the low level of interest rates as of June 30, 2003 and December 31, 2002, Management's judgment was used to set reasonable levels of change in the yield curve and establish, where appropriate, interest rate floors for select interest-earning assets and interest-bearing liabilities.

As of June 30, 2003, First Midwest's interest rate sensitivity profile was more positive in rising interest rate scenarios and more negative in falling rate scenarios than the profile that existed as of December 31, 2002. The change in profile results from a combination of the Federal Reserve's 25 basis point reduction in the federal fund target rate in June 2003, continuing low interest rates, comparatively faster cash flows and changing management strategies as to cash flow reinvestment. The lower level of interest rates further limits First Midwest's ability to reprice its interest-bearing deposit accounts in falling interest rate scenarios and increases sensitivity to falling rates on a comparative basis. In addition, balance sheet strategies as of June 30, 2003 have been modified from December 31, 2002 to reflect planned efforts to reduce exposure to rising rates through liability extensions and security reinvestment into shorter-duration instruments.

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

At June 30, 2003, an immediate 200 basis point increase in market rates would negatively impact First Midwest's economic value of equity by 4.8%, as compared to 6.8% at December 31, 2002. An immediate 200 basis point decrease in market rates, as adjusted to allow for already low level of interest rates, would positively impact the economic value of equity by 2.6% at June 30, 2003 as compared to 3.8% at December 31, 2002.

Overall, First Midwest's current net interest income sensitivity is greater in a rising rate environment as compared to December 31, 2002. While First Midwest's balance sheet and net interest income remains vulnerable to an immediate decrease in interest rates, ALCO has deemed the risk of an immediate and extended decline in interest rates to be low given the current rate environment. Rather, given the negative impact of rising interest rates on the economic value of equity and anticipating the longer term trend in rates to be upward, ALCO believes it prudent to evaluate and consider balance sheet strategies designed to reduce longer term exposure to rising rates. Such strategies would generally favor reduction in the duration of asset exposures and extension of liability exposures.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

First Midwest, at its Annual Shareholders Meeting held on May 20, 2003, elected Directors to serve until year 2006. The number of shares voted is presented in the table below.
	Number of Shares Voted (1)
	For	Withheld	Against
Bruce S. Chelberg	40,769,111	750,041	N/A
Joseph W. England	40,773,551	745,601	N/A
Patrick J. McDonnell	40,758,951	760,201	N/A
Robert P. O'Meara	40,317,689	1,201,463	N/A

(1)	Represents 89.1% of shares outstanding. Each of the four directors received votes in favor of at least 97.1% of shares voted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits - See Exhibit Index located on page 34*.
(b) Reports on Form 8-K

  First Midwest filed a Current Report on Form 8-K, dated April 23, 2003, announcing its earnings results for the quarter ended March 31, 2003.

  First Midwest filed a Current Report on Form 8-K, dated May 21, 2003, to make available the slide presentation presented at its Annual Shareholders meeting held on May 20, 2003.

  First Midwest filed a Current Report on Form 8-K, dated June 11, 2003, to make available the slide presentation presented at the McDonald Investments 2003 Bank Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ MICHAEL L. SCUDDER
Michael L. Scudder Executive Vice President*

Date: August 13, 2003

* Duly authorized to sign on behalf of the Registrant.

EXHIBIT INDEX

Exhibit Number	Description of Documents	Sequential Page #

3	Restated Bylaws of the Company	35
10	Amendment to the Amended and Restated Non-employee Directors' 1997 Stock Option Plan	47
10.1	Form of Letter Agreement for Nonqualified Stock Options Grant executed between the Company and the directors of the Company pursuant to the Company's Non-Employee Directors' 1997 Stock Options Plan	48
15	Acknowledgment of Ernst & Young LLP	51
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	52
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	53
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	54
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	54
99	Independent Accountant's Review Report	55