Form 10-Q
period 2003-09-30
FIRST MIDWEST BANCORP INC
filed 2003-11-14
CIK 702325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967

_______________
FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

300 Park Blvd., Suite 400, P.O. Box 459
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
At November 12, 2003, there were 46,577,255 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS

Page

Part I.	FINANCIAL INFORMATON

Item 1.	Financial Statements

Consolidated Statements of Condition		3*
Consolidated Statements of Income		4*
Consolidated Statements of Changes in Stockholders' Equity		5*
Consolidated Statements of Cash Flows		6*
Notes to Consolidated Financial Statements		7*

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14*

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	30*

Item 4.	Controls and Procedures	31*

Part II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	32*

2 PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CONDITION (Amounts in thousands)
	September 30, 2003	December 31, 2002

	(Unaudited)
Assets
Cash and due from banks	$185,387	$195,153
Federal funds sold and other short-term investments	1,172	11,745
Mortgages held for sale	18,142	18,521
Securities available for sale, at market value	2,195,138	2,021,767
Securities held to maturity, at amortized cost	62,469	69,832

Loans, net of unearned discount	3,488,212	3,406,846
Reserve for loan losses	(49,164)	(47,929)

Net loans	3,439,048	3,358,917

Premises, furniture and equipment	83,298	81,627
Accrued interest receivable	30,249	31,005
Investment in corporate owned life insurance	145,067	141,362
Goodwill	34,806	16,397
Other intangible assets	874	-
Receivable for securities sold	63,687	-
Other assets	39,900	34,207

Total assets	$6,299,237	$5,980,533

Liabilities
Demand deposits	$847,617	$789,392
Savings deposits	505,935	475,366
NOW accounts	885,829	717,542
Money market deposits	673,002	525,621
Time deposits	1,554,136	1,665,033

Total deposits	4,466,519	4,172,954

Borrowed funds	1,169,921	1,237,408
Accrued interest payable	5,043	8,503
Payable for securities purchased	82,383	4,229
Other liabilities	66,218	65,486

Total liabilities	5,790,084	5,488,580

Stockholders' equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 100,000 shares; issued 56,927 shares; outstanding: September 30, 2003 - 46,551 shares December 31, 2002 - 47,206 shares	569	569
Additional paid-in capital	69,045	71,020
Retained earnings	636,192	594,192
Accumulated other comprehensive income, net of tax	33,757	39,365
Treasury stock, at cost: September 30, 2003 - 10,376 shares December 31, 2002 - 9,721 shares	(230,410)	(213,193)

Total stockholders' equity	509,153	491,953

Total liabilities and stockholders' equity	$6,299,237	$5,980,533

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (Amounts in thousands, except per share data) (Unaudited)
	Quarters Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Interest Income
Loans	$49,659	$56,209	$151,574	$169,865
Securities available for sale	20,361	25,496	64,249	77,260
Securities held to maturity	877	1,334	2,638	3,767
Federal funds sold and other short-term investments	412	220	938	551

Total interest income	71,309	83,259	219,399	251,443

Interest Expense
Deposits	13,713	20,074	43,090	63,931
Borrowed funds	5,589	7,727	19,517	21,511

Total interest expense	19,302	27,801	62,607	85,442

Net interest income	52,007	55,458	156,792	166,001

Provision for loan losses	2,660	3,020	7,730	11,175

Net interest income after provision for loan losses	49,347	52,438	149,062	154,826

Noninterest Income
Service charges on deposit accounts	7,296	6,439	20,655	18,414
Trust and investment management fees	2,762	2,543	8,083	7,802
Other service charges, commissions, and fees	5,662	4,501	15,575	13,252
Corporate owned life insurance income	1,183	1,831	3,705	5,268
Security (losses) gains, net	(615)	9	2,786	33
(Losses) on early extinguishment of debt	(3,007)	-	(3,007)	-
Other income	2,491	1,566	6,954	4,644

Total noninterest income	15,772	16,889	54,751	49,413

Noninterest Expense
Salaries and wages	16,719	16,334	48,313	46,782
Retirement and other employee benefits	4,899	4,683	14,730	14,011
Occupancy expense of premises	3,652	3,682	10,964	10,795
Equipment expense	2,068	1,956	5,873	5,810
Technology and related costs	2,169	2,448	7,014	7,465
Professional services	1,744	1,615	5,132	5,004
Advertising and promotions	710	1,157	3,510	3,360
Other expenses	5,590	6,231	16,807	19,129

Total noninterest expense	37,551	38,106	112,343	112,356

Income before income tax expense	27,568	31,221	91,470	91,883
Income tax expense	6,366	8,542	22,891	24,199

Net income	$21,202	$22,679	$68,579	$67,684

Per Share Data

Basic earnings per share	$0.46	$0.47	$1.47	$1.40
Diluted earnings per share	$0.45	$0.47	$1.46	$1.39

Cash dividends per share	$0.19	$0.17	$0.57	$0.51

Weighted average shares outstanding	46,553	47,839	46,703	48,293
Weighted average diluted shares outstanding	46,890	48,146	46,995	48,652

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2001	$569	$74,961	$537,600	$5,265	$(171,128)	$447,267
Comprehensive Income:
Net income	-	-	67,684	-	-	67,684
Other comprehensive income, net of tax:
Unrealized gains on securities,
net of reclassification adjustment	-	-	-	40,727	-	40,727
Unrealized gains on hedging activities	-	-	-	895	-	895

Total comprehensive income						109,306
Dividends ($.51 per share)	-	-	(24,577)	-	-	(24,577)
Purchase of treasury stock	-	-	-	-	(40,659)	(40,659)
Treasury stock issued to (purchased for)
benefit plans	-	8	-	-	(41)	(33)
Exercise of stock options	-	(3,849)	-	-	9,886	6,037
Fair market value adjustment to treasury
stock held in grantor trust	-	4	-	-	(9)	(5)

Balance at September 30, 2002	$569	$71,124	$580,707	$46,887	$(201,951)	$497,336

Balance at December 31, 2002	$569	$71,020	$594,192	$39,365	$(213,193)	491,953
Comprehensive Income:
Net income	-	-	68,579	-	-	68,579
Other comprehensive income, net of tax:
Unrealized (losses) on securities, net of
reclassification adjustment	-	-	-	(5,724)	-	(5,724)
Unrealized gains on hedging activities	-	-	-	116	-	116

Total comprehensive income						62,971
Dividends declared ($.57 per share)	-	-	(26,579)	-	-	(26,579)
Purchase of treasury stock	-	-	-	-	(22,404)	(22,404)
Treasury stock issued to (purchased for)
benefit plans	-	(3)	-	-	(125)	(128)
Exercise of stock options	-	(1,972)	-	-	5,314	3,342
Fair market value adjustment to treasury
stock held in grantor trust	-	-	-	-	(2)	(2)

Balance at September 30, 2003	$569	$69,045	$636,192	$33,757	$(230,410)	$509,153

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)
	Nine Months Ended September 30,

	2003	2002

Operating Activities
Net income	$68,579	$67,684
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,730	11,175
Depreciation of premises, furniture, and equipment	6,303	6,546
Net amortization of premium on securities	15,192	5,661
Net (gains) on securities	(2,786)	(33)
Net losses on early extinguishment of debt	3,007	-
Net (gains) on sales of other real estate owned	(222)	(159)
Net (gains) losses on sales of premises, furniture, and equipment	(338)	144
Tax benefits from employee exercises of nonqualified stock options	735	942
Net decrease in deferred income taxes	763	110
Net amortization of other intangible assets	18	940
Originations and purchases of mortgage loans held for sale	(404,579)	(152,003)
Proceeds from sales of mortgage loans held for sale	404,958	151,573
Net (increase) in corporate owned life insurance	(3,705)	(4,622)
Net decrease (increase) in accrued interest receivable	756	(2,653)
Net (decrease) in accrued interest payable	(3,460)	(1,930)
Net (increase) in other assets	(68,024)	(14,003)
Net increase in other liabilities	78,882	24,791

Net cash provided by operating activities	103,809	94,163

Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	883,968	384,209
Proceeds from sales	197,248	267,873
Purchases	(1,275,086)	(954,366)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	41,474	27,261
Purchases	(35,401)	(20,951)
Net (increase) in loans	(89,371)	(42,014)
Proceeds from sales of other real estate owned	3,386	5,743
Proceeds from sales of premises, furniture, and equipment	1,140	1,314
Purchases of premises, furniture, and equipment	(8,776)	(11,468)
Purchase of bank branch, net of cash	(19,301)	-

Net cash (used) by investing activities	(300,719)	(342,399)

Financing Activities
Net increase in deposit accounts	293,565	65,841
Net (decrease) increase in borrowed funds	(70,494)	266,995
Purchase of treasury stock	(22,404)	(40,659)
Proceeds from issuance of treasury stock	-	8
Cash dividends paid	(26,703)	(24,773)
Exercise of stock options	2,607	5,095

Net cash provided by financing activities	176,571	272,507

Net (decrease) increase in cash and cash equivalents	(20,339)	24,271
Cash and cash equivalents at beginning of period	206,898	160,156

Cash and cash equivalents at end of period	$186,559	$184,427

See notes to consolidated financial statements

.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of First Midwest Bancorp, Inc., a Delaware corporation, and its subsidiary companies (together "First Midwest" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with First Midwest's Annual Report on Form 10-K for the year ended December 31, 2002.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods shown. The results of operation for the quarter and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The consolidated financial statements include the accounts of First Midwest Bancorp, Inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for First Midwest as of December 31, 2002, and required disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The initial recognition and measurement provisions of FIN 45 were applied prospectively to guarantees issued or modified after December 31, 2002. The impact of adoption was not material to the Company's results of operations, financial position, or liquidity. The most significant instruments impacted for First Midwest are standby letters of credit. The required disclosures have been incorporated into Note 11, "Commitments, Guarantees and Contingent Liabilities," commencing on page * of this Form 10-Q.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The disclosure provisions were adopted on December 31, 2002. As permitted by SFAS No. 148, First Midwest applies the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," ("APB 25") for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair value based method had been applied in measuring compensation costs. The required disclosure for September 30, 2003 is located in Note 0 "Stock-Based Compensation" commencing on page * of this Form 10-Q. First Midwest is awaiting further guidance and clarity that may result from current FASB and International Accounting Standards Board stock compensation projects and will continue to evaluate any developments concerning mandated, as opposed to optional, fair value based expense recognition.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIEs losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation were effective upon issuance for new VIEs and effective as of July 1, 2003 for VIEs created before February 1, 2003. However, on October 8, 2003 the FASB deferred the implementation date of FIN 46 to December 31, 2003 for those VIEs created before February 1, 2003. First Midwest will adopt the provisions of FIN 46 for existing VIEs on December 31, 2003. First Midwest is in the process of determining whether consolidation of existing VIEs in which it has variable interests will be necessary. Consolidation, if required, is not expected to have a material effect on the Company's results of operations, financial position, or liquidity.

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

On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and obligations to issue a variable number of shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other existing instruments at the beginning of the first interim period beginning after June 15, 2003. First Midwest adopted SFAS No. 150 on July 1, 2003. While the Statement may affect how future financial instruments, if entered into, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on First Midwest's results of operations, financial position, or liquidity as of September 30, 2003 as the Company did not have any financial instruments with characteristics of both liabilities and equity subject to the specialized accounting guidance in SFAS No. 150.

3. ACQUISITION AND DIVESTITURE ACTIVITY

Completed Transactions

On June 13, 2003, First Midwest completed the acquisition of a retail branch office with $102,933 in deposits from Northern Trust Company. The acquisition, which was accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 147, "Acquisition of Certain Financial Institutions," resulted in the recognition of $18,409 and $892 in goodwill and core deposit premium, respectively.

Pending Transactions

On September 11, 2003, First Midwest entered into a definitive agreement to acquire CoVest Bancshares, Inc., a bank holding company with assets of $624,238 and three full-service offices located in the northwest suburbs of Chicago. The all-cash transaction is valued at $27.45 per CoVest share, or approximately $102,500 in the aggregate. First Midwest expects to complete the merger in the fourth quarter of 2003, subject to customary closing conditions, including regulatory approvals and approval by CoVest's stockholders. In part to help finance the acquisition, First Midwest placed $125 million of trust preferred securities in November 2003 that will have a maturity of December 1, 2033 and will accrue preferred dividend distributions at a rate of 6.95% per annum.

On July 17, 2003, First Midwest entered into an agreement to sell its two branch locations in Streator, Illinois. Under the terms of the agreement, First National Bank of Ottawa, Ottawa, Illinois would acquire loans of approximately $12,000, fixed assets of approximately $800, and deposits of approximately $70,000. The sale, subject to regulatory approval, is expected to close in fourth quarter 2003. Consideration received from the sale, which will be primarily based on the level of deposits transferred, will be finalized at closing and is expected to result in a pre-tax gain that would approximate $4,800.

4. SECURITIES

The aggregate amortized cost, gross unrealized gains and losses, and market value of securities were as follows.
	September 30, 2003				December 31, 2002

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Available for Sale

U.S. Agency	$100,000	$-	$(500)	$99,500	$200,527	$1,231	$(1)	$201,757
Collateralized mortgage obligations	1,077,317	9,127	(6,444)	1,080,000	854,251	14,793	(1,964)	867,080
Other mortgage backed	182,698	7,127	(120)	189,705	272,546	10,208	(94)	282,660
State and municipal	703,350	52,526	(1,337)	754,539	529,608	43,976	(56)	573,528
Other	75,562	31	(4,199)	71,394	99,241	351	(2,850)	96,742

Total	$2,138,927	$68,811	$(12,600)	$2,195,138	$1,956,173	$70,559	$(4,965)	$2,021,767

Securities Held to Maturity

U.S. Treasury	$1,453	$-	$-	$1,453	$1,705	$9	$-	$1,714
U.S. Agency	-	-	-	-	126	1	-	127
State and municipal	61,016	102	-	61,118	68,001	145	-	68,146

Total	$62,469	$102	$-	$62,571	$69,832	$155	$-	$69,987

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

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 9, "Comprehensive Income," on page 12* of this Form 10-Q.

5. LOANS

Total loans, net of deferred loan fees and other discounts of $2,547 and $2,046 at September 30, 2003 and December 31, 2002, respectively, were as follows.
	September 30,	December 31,
	2003	2002

Commercial and industrial	$985,527	$897,845
Agricultural	87,378	91,381
Consumer	880,771	914,820
Real estate - 1 - 4 family	116,453	138,302
Real estate - commercial	1,033,101	1,019,989
Real estate - construction	384,982	344,509

Total loans, net of unearned discount	$3,488,212	$3,406,846

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

6. RESERVE FOR LOANS LOSSES AND IMPAIRED LOANS

Reserve For Loan Losses

A summary of the transactions in the reserve for loan losses for the quarters and nine months ended September 30, 2003 and 2002 are summarized below.
	Quarters Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Balance at beginning of period	$49,124	$47,818	$47,929	$47,745
Loans charged-off	(3,087)	(3,732)	(8,486)	(13,603)
Recoveries of loans previously charged-off	467	813	1,991	2,602

Net loans charged-off	(2,620)	(2,919)	(6,495)	(11,001)
Provision for loan losses	2,660	3,020	7,730	11,175

Balance at end of period	$49,164	$47,919	$49,164	$47,919

Impaired Loans

A loan is considered impaired when it is probable that First Midwest will be unable to collect all principal and interest due in accordance with the loan's contractual terms. Loans subject to impairment valuation are defined as nonaccrual and restructured loans excluding smaller homogeneous loans, such as home equity, installment, and 1-4 family residential loans. Impairment is measured by estimating the fair value of the loan based on the present value of expected future cash flows, discounted at the loan's initial effective interest rate, the market price of the loan, or the fair value of the underlying collateral if repayment of the loan is collateral dependent. If the estimated fair value of the loan is less than the recorded book value, a valuation reserve is established as a component of the reserve for loan losses. The Company's impaired loan information is as follows.
	September 30, 2003	December 31, 2002

Impaired Loans:
Requiring valuation reserve	$11,028	$1,587
Not requiring valuation reserve (1)	4,516	7,736

Total impaired loans	$15,544	$9,323

Valuation reserve related to impaired loans (2)	$4,153	$1,336

(1)

Impaired loans for which the discounted cash flows, collateral value, or market value equals or exceeds the carrying value of the loan do not require a valuation reserve under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."

(2)	The valuation reserve for impaired loans is included in the Company's overall reserve for loan losses.

The average recorded investment in impaired loans was $13,142 and $10,496 for the nine months ended September 30, 2003 and 2002, respectively. Interest income recognized on impaired loans for the nine months ended September 30, 2003 and 2002 was $198 and $286, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

First Midwest accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which provides that intangible assets with finite lives be amortized and that goodwill and other intangible assets with indefinite lives not be amortized, but rather tested at least annually for impairment.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows.
Nine Months Ended September 30, 2003

Balance at December 31, 2002	$16,397
Goodwill from business combinations	18,409

Balance at September 30, 2003	$34,806

First Midwest has other intangible assets capitalized on its Consolidated Statements of Condition in the form of core deposit premiums. These intangible assets are being amortized over their estimated useful life of 11.8 years in accordance with SFAS No. 142. First Midwest reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. A summary of First Midwest's other intangible assets follows.
	September 30, 2003			December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount

Other intangible assets:
Core deposit premium	$892	$18	$874	$-

Amortization expense of other intangible assets was $18 for the three and nine months ended September 30, 2003. For the same 2002 periods, amortization expense was $382 and $940, respectively. Amortization expense on other intangible assets is expected to total $38 in 2003 and $76 per year in 2004 through 2007.

8. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2003 and 2002.
	Quarters Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Basic Earnings per Share:
Net income	$21,202	$22,679	$68,579	$67,684
Average common shares outstanding	46,553	47,839	46,703	48,293
Basic earnings per share	$0.46	$0.47	$1.47	$1.40

Diluted Earnings per Share:
Net income	$21,202	$22,679	$68,579	$67,684
Average common shares outstanding	46,553	47,839	46,703	48,293
Dilutive effect of stock options	337	307	292	359

Diluted average common shares outstanding	46,890	48,146	46,995	48,652

Diluted earnings per share	$0.45	$0.47	$1.46	$1.39

9. COMPREHENSIVE INCOME

Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity that are not considered part of net income. Currently, First Midwest's components of other comprehensive income are the unrealized gains (losses) on securities available for sale and the unrealized (losses) on certain derivatives. The related before and after tax amounts are as follows.

	Quarters Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Unrealized holding (losses) gains on available for sale securities arising during the period:
Unrealized net (losses) gains	$(18,093)	$33,566	$(6,597)	$66,733
Related tax (benefit) expense	(7,057)	13,091	(2,572)	26,026

Net	(11,036)	20,475	(4,025)	40,707

Less: Reclassification adjustment for net (losses) gains realized for the period:
Realized net (losses) gains on sales of available for sale securities	(615)	9	2,786	(32)
Related tax (benefit) expense	(240)	4	1,087	(12)

Net	(375)	5	1,699	(20)

Net unrealized holding (losses) gains on available for sale securities	(10,661)	20,470	(5,724)	40,727

Unrealized holding (losses) on derivatives used in cash flow hedging relationships arising during the period:
Unrealized net (losses)	(392)	(268)	(616)	(674)
Related tax (benefit)	(152)	(106)	(240)	(263)

Net	(240)	(162)	(376)	(411)

Less: Amounts reclassified to interest expense:
Realized net (losses) on cash flow hedges	(150)	(807)	(806)	(2,141)
Related tax (benefit)	(58)	(315)	(314)	(835)

Net	(92)	(492)	(492)	(1,306)

Net unrealized holding (losses) gains on derivatives used in cash flow hedging relationships	(148)	330	116	895

Total other comprehensive (loss) income	$(10,809)	$20,800	$(5,608)	$41,622

Activity in accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2003 and 2002 was as follows.

	Accumulated Unrealized Gains on Securities Available for Sale	Accumulated Unrealized (Losses) on Hedging Activities	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2001	$7,085	$(1,820)	$5,265
Current period change	40,727	895	41,622

Balance, September 30, 2002	$47,812	$(925)	$46,887

Balance, December 31, 2002	$40,013	$(648)	$39,365
Current period change	(5,724)	116	(5,608)

Balance, September 30, 2003	$34,289	$(532)	$33,757

10. STOCK-BASED COMPENSATION

First Midwest's stock-based compensation plans are accounted for based on the intrinsic value method set forth in APB 25 and related interpretations. Under APB 25, no compensation expense is recognized, as the exercise price of the Company's stock options is equal to the fair market value of its common stock on the date of the grant.

Pursuant to SFAS No. 123, as amended by SFAS No. 148, disclosure requirements, pro forma net income, and earnings per share are presented in the following table as if compensation cost for stock options, net of related tax effects, was determined under the fair value method and amortized to expense over the options' vesting periods.
	Quarters Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income, as reported	$21,202	$22,679	$68,579	$67,684
Less: pro forma expense related to options, net of tax	378	713	1,194	2,019

Pro forma net income	$20,824	$21,966	$67,385	$65,665

Basic Earnings Per Share:
As reported	$0.46	$0.47	$1.47	$1.40
Pro forma	$0.45	$0.46	$1.44	$1.36
Diluted Earnings Per Share:
As reported	$0.45	$0.47	$1.46	$1.39
Pro forma	$0.44	$0.46	$1.43	$1.35

The fair values of stock options granted were estimated at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. First Midwest's stock options have characteristics significantly different from traded options. Because changes in these assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

11. COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

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

The contractual or notional amounts of these financial instruments at September 30, 2003 and December 31, 2002 were as follows.
	September 30, 2003	December 31, 2002

Commitments to extend credit:
Home equity lines	$221,736	$195,091
All other commitments	912,968	882,350
Letters of credit:
Standby	90,538	85,375
Commercial	416	774

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

The maximum potential future payments guaranteed by First Midwest under standby letters of credit arrangements is represented by the contractual amount of the commitment. At September 30, 2003, the carrying value of the Company's standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $417. The current liability reflects the fair value of the guarantee associated with standby letters of credit originated since January 1, 2003, the implementation date of the recognition provisions of FIN 45. At September 30, 2003, standby letters of credit had a remaining weighted-average term of approximately 11.5 months, with remaining actual lives ranging from less than 1 year to 5.2 years. If a commitment is funded, First Midwest may seek recourse through the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Legal Proceedings

As of September 30, 2003 there were certain legal proceedings pending against First Midwest and its subsidiaries in the ordinary course of business. First Midwest does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of First Midwest as of September 30, 2003.

12. SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosures to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 are as follows.
	Nine Months Ended September 30,

	2003	2002

Income taxes paid	$22,093	$20,926
Interest paid to depositors and creditors	66,067	87,372
Noncash transfers of loans to foreclosed real estate	1,510	4,926
Noncash transfers to securities available for sale from securities held to maturity	36,863	35,258
Dividends declared but unpaid	8,858	8,107

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of First Midwest's results of operations and financial condition for the quarters and nine months ended September 30, 2003 and 2002. Management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes presented elsewhere in this report, as well as First Midwest's 2002 Annual Report on Form 10-K. Results of operations for the quarter and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the year ending December 31, 2003. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis. All financial information is presented in thousands, except per share data.

FORWARD LOOKING STATEMENTS

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: First Midwest and its representatives may, from time to time, make written or oral statements that are "forward-looking" and provide other than historical information, including statements contained in the Form 10-Q, the Company's other filings with the Securities and Exchange Commission or in communications to its shareholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed below.

In some cases, the Company has identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "expects," "should," "could," "may," "will continue to," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. These forward-looking statements are based on management's current views and assumptions regarding future events, future business conditions, and the outlook for the Company based on currently available information. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

* The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company's market or elsewhere or providing similar services;

* The failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;

* Volatility of rate sensitive deposits;

* Operational risks, including data processing system failures or fraud;

* Asset/liability matching risks and liquidity risks;

* Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the Company's ability to successfully pursue acquisition and expansion strategies;

* The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

* Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, and operational limitations;

* Changes in general economic or industry conditions, nationally or in the communities in which First Midwest conducts business;

* Changes in accounting principles, policies, or guidelines affecting the businesses conducted by the Company;

* Acts of war or terrorism; and

* Other economic, competitive, governmental, regulatory, and technical factors affecting First Midwest's operations, products, services, and prices.

The Company wishes to caution that the foregoing list of important factors may not be all-inclusive and specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

With respect to forward-looking statements set forth in the notes to consolidated financial statements, including those relating to contingent liabilities and legal proceedings, as well as the Company's 2002 Annual Report on Form 10-K, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities, and the actions of plaintiffs, judges and juries.

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

Summary of Performance

Net income for third quarter 2003 totaled $21,202, or $0.45 per diluted share, as compared to $22,679, or $0.47 per diluted share, for the same period in 2002. Performance for third quarter 2003 resulted in an annualized return on average stockholders' equity of 16.7% and assets of 1.33% as compared to the year-ago quarter of 18.5% and 1.50%, respectively. Third quarter 2003 earnings included $3,622 in losses resulting from the early retirement of debt and sale of securities, representing $0.05 per diluted share on an after tax basis.

For the first nine months of 2003, net income increased to $68,579, or $1.46 per diluted share, as compared to 2002's $67,684, or $1.39 per diluted share, representing an increase of 5.0% on a per diluted share basis. Performance for the first nine months of 2003 resulted in an annualized return on average equity of 18.2% as compared to 19.1% for the same 2002 period and an annualized return on average assets of 1.48% as compared to 1.54% in 2002.

Book value per share as of September 30, 2003 was $10.94, as compared to $10.44 as of September 30, 2002, an increase of $0.50 per share. The increase in book value was primarily influenced by the reduction in number of shares outstanding as a result of the Company's stock repurchase program.

Net interest income totaled $52,007 for third quarter 2003, declining 6.2% as compared to $55,458 for third quarter 2002. Net interest margin declined 36 basis points to 3.90% for the quarter ended September 30, 2003, as compared to 4.26% for third quarter 2002. On a linked-quarter basis, net interest margin decreased 11 basis points from 4.01% at June 30, 2003. Similarly, net interest margin declined 35 basis points for the first nine months of 2003 as compared to the year-ago like period, and net interest income declined 5.5% to $156,792 for the nine months ended September 30, 2003 as compared to $166,001 for the year-ago like period.

Net loan charge-offs for third quarter 2003 improved to .30% of average loans, as compared to .34% for third quarter 2002 and .49% for fourth quarter 2002. The provision for loan losses of $2,660 recorded during third quarter 2003 exceeded the current quarter's net loan charge-offs, resulting in a ratio of the reserve for loan losses to total loans of 1.41% at September 30, 2003.

Noninterest income totaled $15,772 for third quarter 2003, down from $16,889 for third quarter 2002, and totaled $54,751 for the nine months ended September 30, 2003, up 10.8% from the same period in 2002. Noninterest income for third quarter 2003 included debt retirement and security losses of $3,622. Excluding these losses, noninterest income for the 2003 third quarter increased 14.9% from the prior year like period. Noninterest expense decreased 1.5% for third quarter 2003, as compared to third quarter 2002 and remained flat for the nine months ended September 30, 2003 as compared to the same 2002 period.

Pending Transactions

On September 11, 2003, First Midwest announced the execution of a definitive agreement to acquire CoVest Bancshares, Inc. in a cash transaction totaling approximately $102,500. CoVest is a bank holding company with assets of $624,238 and three full-service offices located in the northwest suburbs of Chicago. The transaction is expected to be accretive to First Midwest's 2004 operating performance by an estimated $.06 per diluted share. First Midwest expects to complete the merger in late fourth quarter 2003, subject to customary closing conditions, including regulatory approvals and approval by CoVest's stockholders. Applications to all governing bodies have been filed, and integration planning is proceeding. In part to help finance the acquisition, First Midwest placed $125 million of trust preferred securities in November 2003 that will have a maturity of December 1, 2033 and will accrue preferred dividend distributions at a rate of 6.95% per annum.

On July 18, 2003, First Midwest announced the signing of a definitive agreement to sell to First National Bank of Ottawa, Ottawa, Illinois two branches in rural Streator, Illinois, representing approximately $70,000 in deposits and $12,000 in loans. Regulatory approval has been received, and First Midwest expects to complete the sale during fourth quarter 2003. The exact amount of consideration received from the sale will be finalized at closing, but is expected to result in a pretax gain on sale of approximately $4,800. First Midwest anticipates the gain will be offset by costs incurred during fourth quarter 2003 to initiate balance sheet restructuring activities and certain nonrecurring expenses due to the acquisition of CoVest.

Balance Sheet Restructuring Activities

During the second and third quarter of 2003, First Midwest elected to pursue certain balance sheet restructuring strategies as a result of the historically low interest rate environment and its expectation for higher interest rates. First Midwest designed these strategies to use the unrealized appreciation in its $2,257,607 securities portfolio to reduce its exposure to rising rates and help stabilize future net interest income performance. During this period, First Midwest sold available-for-sale securities of approximately $117,800, retired or refinanced Federal Home Loan Bank advances of $210,000, and reinvested approximately $233,000 of security cash flows in relatively short duration instruments. The securities First Midwest sold represented assets that were underperforming or perceived to underperform in a higher interest rate environment. The redeployed Federal Home Loan Bank advances represented shorter-maturity, higher-costing liabilities. At the same time, through pricing and promotion, First Midwest attracted approximately $125,000 in core transactional deposits, which Management believes should be of longer-duration. Although its third quarter margin declined, in part, by reinvesting securities proceeds in the lower interest rate environment and incurring the interim cost of promoting the transactional deposits, First Midwest expects that extending the duration of its liabilities should help net interest income stabilize and then expand as interest rates rise. Concurrent with the execution of these restructuring strategies, second quarter 2003 net gains realized from securities sales of $3,335 offset third quarter 2003 losses resulting from security sales and the early retirement of debt of $3,622. First Midwest has approximately $56,211 in unrealized security gains in its security portfolio as of September 30, 2003 and expects to realize a fourth quarter 2003 gain of $4,800 from the sale of its Streator branches. As a result, First Midwest will continue to evaluate opportunities to reduce its exposure to rising interest rates through security sales and shorter-duration reinvestments and the retirement and redeployment of wholesale borrowings in fourth quarter 2003.

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

For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable earning assets. The effect of such adjustment is presented in the following table.
	Quarters Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net interest income	$52,007	$55,458	$156,792	$166,001
Tax equivalent adjustment	4,680	3,244	13,002	10,314

Tax equivalent net interest income	$56,687	$58,702	$169,794	$176,315

Net interest income on a tax equivalent basis totaled $56,687 for third quarter 2003, decreasing 3.4%, or $2,015, from $58,702 in third quarter 2002. As shown in the Volume/Rate Analysis on page *, the decrease in net interest income is attributable to the reduction in tax equivalent interest income earned on interest-earning assets of $10,514, exceeding the reduction in interest expense paid on interest-bearing liabilities of $8,499. Net interest margin for third quarter 2003 decreased 36 basis points to 3.90%, as compared to 4.26% for the same period in 2002, and down 11 basis points from 4.01% on a linked-quarter basis. Margin contraction resulted primarily from the repricing of earning assets in the low interest rate environment, the previously described balance sheet restructuring activities, and the acceleration of cash flows due to refinance related prepayments on mortgage-backed securities.

The $10,514 reduction in tax equivalent interest income for third quarter 2003, as compared to third quarter 2002, was due primarily to the decline in the yield received on interest-earning assets. For third quarter 2003, the yield on earning assets was 5.23%, reflecting a 105 basis point reduction from 6.28% for third quarter 2002. Competitive pricing on new and refinanced loans, as well as the repricing of variable rate loans in a lower interest rate environment, contributed to the decline in loan yields. The average yield on loans for third quarter 2003 fell by 93 basis points to 5.71% as compared to third quarter 2002. Net interest income for third quarter 2003 also declined as a result of accelerated pre-payments of mortgage-backed securities. Although average volume in the securities portfolio increased $177,239 from third quarter 2002, new investments and cash flows were invested at lower yields. The yield on average available for sale securities for third quarter 2003 decreased by 120 basis points to 4.49% from third quarter 2002 of 5.69%. Average earning assets for the third quarter of 2003 increased 5.5% to $5,809,873 as compared to $5,508,438 for third quarter 2002, largely driven by increases in the securities and loan portfolios.

The decrease in interest expense of $8,499 for third quarter 2003 was primarily attributable to the decline in the average cost of interest-bearing liabilities to 1.56% for third quarter 2003 as compared to 2.37% for third quarter 2002. Average interest rates paid declined by 81 basis points as the result of lower interest rates, the repricing dynamics of maturing time deposits and borrowed funds, the shift of deposits from higher priced time deposits to less expensive core transactional deposits, and the redeployment of Federal Home Loan Bank borrowings. Offsetting this decline was the higher interim costs of a promotionally priced transactional deposit offering.

As presented in the Net Interest Margin Trend by Quarter schedule on the bottom of page *, third quarter 2003 net interest margin of 3.90% was 11 basis points lower than second quarter 2003 net interest margin of 4.01%. This decline was due to the decline in yield on interest-earning assets of 24 basis points to 5.23% offset by the decline of 17 basis points on rates being paid on interest-bearing liabilities to 1.56%. Over the last four quarters, the yield on interest-earning assets declined more than rates paid on interest-bearing liabilities as First Midwest adopted balance sheet repositioning strategies to reduce its exposure to rising rates and increasing mortgage prepayments. Also, the volume of fixed rate loans and the cash flows from repriced securities outpaced the repricing of liabilities in the lower interest rate environment. Accelerated mortgage prepayments caused both a shortening in the expected duration of and a decrease in the yield on mortgage-backed securities. Given the balance sheet restructuring initiated to date, a steepening in the yield curve, and the expectation of slower mortgage prepayment speeds, management believes that margins have reached their lowest level and should begin to improve in subsequent quarters.

First Midwest continues to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in net interest income. A description and analysis of First Midwest's market risk and interest rate sensitivity profile and management policies commences on page * of this Form 10-Q.

Volume/Rate Analysis

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended September 30, 2003 and 2002. The table also details increases and decreases in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal tax rate of 35%, which includes a tax-equivalent adjustment of $4,680 and $3,244 for the quarters ended September 30, 2003 and 2002, respectively.

Quarters Ended September 30, 2003 and 2002

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

						Basis
			Increase			Points			Increase
	2003	2002	(Decrease)	2003	2002	Inc/(Dec)	2003	2002	(Decrease)	Volume	Rate	Total

Fed funds sold and other short-term investments	$27,863	$17,229	$10,634	1.06%	1.81%	(0.75%)	$74	$78	$(4)	$(12)	$8	$(4)
Mortgages held for sale	26,227	9,378	16,849	5.15%	6.06%	(0.91%)	338	142	196	214	(18)	196
Securities available for sale	2,186,374	2,017,711	168,663	4.49%	5.69%	(1.20%)%	24,550	28,684	(4,134)	2,731	(6,865)	(4,134)
Securities held to maturity	81,273	72,697	8,576	6.27%	6.99%	(0.72%)	1,274	1,270	4	30	(26)	4
Loans net of unearned discount	3,488,136	3,391,423	96,713	5.71%	6.64%	(0.93%)	49,753	56,329	(6,576)	1,663	(8,239)	(6,576)

Total interest-earning assets	$5,809,873	$5,508,438	301,435	5.23%	6.28%	(1.05%)	$75,989	$86,503	$(10,514)	$4,626	$(15,140)	$(10,514)

Savings deposits	$508,979	$460,019	$48,960	0.50%	1.01%	(0.51%)	$640	1,157	$(517)	$139	$(656)	$(517)
NOW accounts	892,313	757,671	134,642	0.82%	1.37%	(0.55%)	1,824	2,596	(772)	607	(1,379)	(772)
Money market deposits	650,963	548,053	102,910	1.15%	2.04%	(0.89%)	1,874	2,794	(920)	699	(1,619)	(920)
Time deposits	1,613,787	1,749,613	(135,826)	2.32%	3.09%	(0.77%)	9,375	13,527	(4,152)	(988)	(3,164)	(4,152)
Borrowed funds	1,273,420	1,172,760	100,660	1.76%	2.64%	(0.88%)	5,589	7,727	(2,138)	739	(2,877)	(2,138)

Total interest-bearing liabilities	$4,939,462	$4,688,116	$251,346	1.56%	2.37%	(-0.81%)	$19,302	$27,801	$(8,499)	$1,196	$(9,695)	$(8,499)

Net interest margin / income				3.90%	4.26%	(0.36%)%	$56,687	$58,702	$(2,015)	$3,430	$(5,445)	$(2,015)

	2003			2002

Net Interest Margin Trend By Quarter	3rd	2nd	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	5.23%	5.47%	5.69%	5.95%	6.28%	6.50%	6.55%
Rates paid on interest-bearing liabilities	1.56%	1.73%	1.92%	2.19%	2.37%	2.43%	2.62%
Net interest margin	3.90%	4.01%	4.06%	4.10%	4.26%	4.43%	4.32%

Volume/Rate Analysis

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the nine months ended September 30, 2003 and 2002. The table also details increases and decreases in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal tax rate of 35%, which includes a tax-equivalent adjustment of $13,002 and $10,314 for the nine months ended September 30, 2003 and 2002, respectively.

Nine Months Ended September 30, 2003 and 2002

	Average Balances				Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

							Basis
			Increase				Points			Increase
	2003	2002	(Decrease)		2003	2002	Inc/(Dec)	2003	2002	(Decrease)	Volume	Rate	Total

Fed funds sold and other short-term investments	$16,258	$10,163	$6,095		1.14%	1.97%	(0.83%)	$139	$150	$(11)	$(37)	$26	$(11)
Mortgages held for sale	19,535	8,084	11,451		5.45%	6.61%	(1.16%)	799	401	398	454	(56)	398
Securities available for sale	2,106,525	1,950,531	155,994		4.79%	5.96%	(1.17%)	75,732	87,158	(11,426)	7,913	(19,339)	(11,426)
Securities held to maturity	79,739	72,287	7,452		6.46%	7.14%	(0.68%)	3,862	3,871	(9)	(124)	115	(9)
Loans net of unearned discount	3,453,840	3,378,005	75,835		5.86%	6.72%	(0.86%)	151,869	170,177	(18,308)	3,924	(22,232)	(18,308)

Total interest-earning assets	$5,675,897	$5,419,070	$256,827		5.46%	6.44%	(0.98%)	$232,401	$261,757	$(29,356)	$12,130	$(41,486)	$(29,356)

Savings deposits	$496,290	$450,571	$45,719		0.50%	1.00%	(0.50%)	$1,853	$3,364	$(1,511)	$384	$(1,895)	$(1,511)
NOW accounts	800,872	717,205	83,667	2	0.86%	1.53%	(0.67%)	5,154	8,208	(3,054)	1,111	(4,165)	(3,054)
Money market deposits	591,934	558,170	33,764		1.28%	2.01%	(0.73%)	5,679	8,404	(2,725)	545	(3,270)	(2,725)
Time deposits	1,623,750	1,755,329	(131,579)	3	2.50%	3.34%	(0.84%)	30,404	43,955	(13,551)	(3,105)	(10,446)	(13,551)
Borrowed funds	1,300,795	1,127,278	173,517		2.00%	2.54%	(0.54%)	19,517	21,511	(1,994)	5,134	(7,128)	(1,994)

Total interest-bearing liabilities	$4,813,641	$4,608,553	$205,088		1.73%	2.47%	(0.74%)	$62,607	$85,442	$(22,835)	$4,069	$(26,904)	$(22,835)

Net interest margin / income					3.99%	4.34%	(0.35%)%	$169,794	$176,315	$(6,521)	$8,061	$(14,582)	$(6,521)

Securities Portfolio

The following table sets forth the period end carrying values of the securities portfolios and changes therein as of the following periods.

				September 30
	2003		2002	% Change From

	September 30	June 30	December 31	6/30/03	12/31/02

By type:
U.S. Treasury	$1,453	$1,310	$1,705	10.9	(14.8)
U.S. Agency	99,500	100,125	201,883	(0.6)	(50.7)
Collateralized mortgage obligations	1,080,000	1,221,590	867,080	(11.6)	24.6
Other mortgage-backed securities	189,705	210,791	282,660	(10.0)	(32.9)
State and municipal	815,555	857,787	641,529	(4.9)	27.1
Other	71,394	69,811	96,742	2.3	(26.2)

Total	$2,257,607	$2,461,414	$2,091,599	(8.3)	7.9

By classification:
Available for sale	$2,195,138	$2,371,459	$2,021,767	(7.4)	8.6
Held to maturity	62,469	89,955	69,832	(30.6)	(10.5)

Total	$2,257,607	$2,461,414	$2,091,599	(8.3)	7.9

As of September 30, 2003, the carrying value of the securities portfolio totaled $2,257,607, up 7.9% from December 31, 2002 and down 8.3% from June 30, 2003. The decrease in the portfolio from June 30, 2003 resulted primarily from mortgage-backed cash flows resulting from higher prepayment levels and a decline in the net unrealized market value of the portfolio.

As of September 30, 2003, the net unrealized appreciation in the market value of the available-for-sale securities portfolio decreased to $56,211, down $9,383 from $65,594 at December 31, 2002 and $17,042 from $73,689 at June 30, 2003. The market value of the portfolio decreased due to a relatively steeper yield curve and higher mortgage interest rates at September 30, 2003 than at either December 31, 2002 or June 30, 2003.

During 2003, First Midwest has elected to pursue certain security deployment strategies to both balance portfolio performance and to mitigate exposure to rising interest rates. In the first quarter of 2003, First Midwest took advantage of unusually high rates offered on municipal securities relative to Treasury yields and increased its overall state and municipal portfolio. As of September 30, 2003, the state and municipal securities portfolio was $815,555, up $174,026 or 27.1% from December 31, 2002. During the second quarter of 2003, First Midwest, in an effort to offset the impact of reinvesting security cash flows in the low rate environment, purchased certain shorter-dated, lower yielding mortgage-backed securities. As a result, First Midwest's aggregate position in mortgage-backed securities as of June 30, 2003 increased to $1,432,381, up $282,641 from December 31, 2002. Continued high levels of mortgage-related prepayments during third quarter 2003 caused the total mortgage-backed securities portfolio to decline to $1,269,705 as the decision was made to not subsequently reinvest all cash flows received.

As of September 30, 2003, the effective duration of the portfolio was 2.6% as compared to 1.3% for December 31, 2002 and 2.3% for June 30, 2003. In this context, duration represents the percentage change in the market value of the securities portfolio given a 100 basis point change up or down in the level of interest rates. As of September 30, 2003, the weighted average life of the portfolio was 3.8 years as compared to 2.9 years and 3.2 years for December 31, 2002 and June 30, 2003, respectively. In this context, average life represents the weighted average time to the receipt of all future cash flows. The increase in portfolio duration as well as weighted average life of the portfolio is attributed to the comparatively higher level of mortgage interest rates that existed as of September 30, 2003 and the resulting expectation that the mortgage-backed securities will have a longer life as prepayment speeds slow.

Loan Portfolio

The following table summarizes the changes in loans outstanding based on period end balances.
	September 30, 2003	December 31, 2002	% Change

Commercial and industrial	$985,527	$897,845	9.8
Agricultural	87,378	91,381	(4.4)
Consumer	880,771	914,820	(3.7)
Real estate - 1 - 4 family	116,453	138,302	(15.8)
Real estate - commercial	1,033,101	1,019,989	1.3
Real estate - construction	384,982	344,509	11.7

Total net loans	$3,488,212	$3,406,846	2.4

Total net loans excluding
real estate - 1 - 4 family	$3,371,759	$3,268,544	3.2

Total loans at September 30, 2003 increased 2.4% from December 31, 2002. Increases in commercial and industrial, commercial real estate, and construction real estate offset decreases in agricultural, consumer, and 1-4 family real estate. Commercial loans grew 9.8% to $985,527 from $897,845 at December 31, 2002. The increase was due to a combination of loans made to new customers and existing customers making draws on established lines of credit. The decrease in consumer loans of $34,049 was primarily attributable to a decline in automobile loans contained within the indirect portfolio, which has been heavily impacted by lower industry sales and lower-cost financing offered by automobile manufacturers. This decrease was partially offset by growth in the home equity loan portfolio. The 11.7% increase in real estate construction reflected seasonal line usage by existing customers, as 2002 construction sales are funded and built in 2003, and new lines of credit extended to residential homebuilders. The real estate commercial portfolio remained relatively stable. Real estate 1 - 4 family loans declined by $21,849 from year-end 2002 as loans continue to refinance, with First Midwest retaining originated variable rate and other certain qualifying mortgages, while selling all other originations through a third party provider.

As of September 30, 2003, no significant change has occurred in the composition of the loan portfolio or level of exposure to any single borrower, industry, or market segment from that reflected as of year-end 2002. First Midwest continues to believe that its credit exposure is well balanced among borrowers, industries, and market segments.

Funding Sources

The following table provides a comparison of average core funding sources for the quarters ended September 30, 2003 and December 31, 2002. Average, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

	Quarters Ended

	September 30, 2003	% of Total	December 31, 2002	% of Total	% Change

Demand deposits	$832,518	14.4	$777,895	14.3	7.0
Savings deposits	508,979	8.8	466,508	8.6	9.1
NOW accounts	892,313	15.5	742,713	13.7	20.1
Money market deposits	650,963	11.3	535,429	9.9	21.6

Core transactional deposit	2,884,773	50.0	2,522,545	46.5	14.4

Time deposits	1,613,787	27.9	1,690,614	31.1	(4.5)

Total deposits s	4,498,560	77.9	4,213,159	77.6	6.8

Securities sold under agreements to repurchase	606,389	10.5	435,122	8.0	39.4
Federal funds purchased	200,401	3.5	207,416	3.8	(3.4)
Federal Home Loan Bank advances	466,630	8.1	575,000	10.6	(18.8)

Total borrowed funds	1,273,420	22.1	1,217,538	22.4	4.6

Total funding sources	$5,771,980	100.0	$5,430,697	100.0	6.3

Total average deposits for third quarter 2003 increased 6.8% from the quarter ended December 31, 2002 as a result of a seasonal increase in public deposits, the June 2003 acquisition of a $102,933 branch, and the attraction of approximately $125,000 in core transactional deposits resulting from a promotionally-priced sales offering. These same factors and customer preferences for liquidity in the low rate environment resulted in an increase of 14.4% from fourth quarter 2002 in average core transactional balances. For these same periods, average time deposits decreased by 4.5%. Consistent with the net interest income and margin strategies previously discussed, pricing incentives begun during the second quarter of 2003 were employed to attract transactional balances, which management believes to exhibit longer-duration characteristics. These pricing incentives are expected to continue during fourth quarter 2003.

Total average borrowed funds for third quarter 2003 increased 4.6%, or $55,882, from the quarter ended December 31, 2002. Funding needs were provided through the Federal Funds market, securities sold under agreements to repurchase, and Federal Home Loan Bank advances. The Company's banking subsidiary, First Midwest Bank ("the Bank"), is a member of the Federal Home Loan Bank ("FHLB") and has access to term financing from the FHLB. These advances are secured by qualifying residential mortgages and mortgage-related securities. As of September 30, 2003, all advances from the FHLB have fixed interest rates with interest payable monthly and are not callable.

As of September 30, 2003, FHLB borrowings totaled $365,000 as compared to $575,000 as of December 31, 2002. As of September 30, 2003, the weighted average maturity and yield for FHLB borrowings was 18.7 months and 2.88%, respectively, as compared to 19.9 months and 3.72% as of December 31, 2002. First Midwest was able to maintain the weighted average maturity and lower the weighted average yield on its FHLB borrowings by refinancing and restructuring approximately $210,000 of FHLB advances during the second and third quarters of 2003. In second quarter 2003, First Midwest refinanced $125,000 in FHLB borrowings that were yielding 3.40% and had a remaining maturity of 10.5 months with advances that will yield 2.68% and have a 24-month maturity. In third quarter 2003, $85,000 in FHLB advances that yielded 3.85% and had a weighted maturity of 19.5 months were retired at a cost of $3,007. Of the retired debt, approximately $50,000 was placed with the FHLB in early fourth quarter 2003 at 1.85% and a maturity of 24 months. The remaining $35,000 of retired borrowings was replaced with the funding provided by higher transactional deposit balances.

Noninterest Income

Noninterest income decreased 6.6%, or $1,117, to $15,772 for the quarter ended September 30, 2003, as compared to $16,889 for the same period in 2002. Third quarter 2003 included a $3,007 loss realized from the extinguishment of long-term debt and a $615 loss on the sale of securities. Excluding the net losses of $3,622 for the quarter ended September 30, 2003, noninterest income totaled $19,394 for third quarter 2003, increasing $2,514, or 14.9%, as compared to third quarter 2002. All major categories improved except corporate owned life insurance. For the first nine months of 2003, noninterest income increased 10.8% or $5,338, to $54,751, as compared to $49,413 for the same period in 2002. Changes in the components of noninterest income are discussed below with year to date changes generally following those described for the current quarter.

The following table analyzes the components of noninterest income for the quarters and nine months ended September 30, 2003 and 2002.
	Quarters Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Change	2003	2002	% Change

Service charges on deposit accounts	$7,296	$6,439	13.3	$20,655	$18,414	12.2
Trust and investment management fees	2,762	2,543	8.6	8,083	7,802	3.6
Other service charges, commissions, and fees	5,662	4,501	25.8	15,575	13,252	17.5
Corporate owned life insurance	1,183	1,831	(35.4)	3,705	5,268	(29.7)
Security (losses) gains, net	(615)	9	N/M	2,786	33	N/M
(Losses ) on early extinguishment of debt	(3,007)	-	N/M	(3,007)	-	N/M
Other income	2,491	1,566	59.1	6,954	4,644	49.7

Total noninterest income	$15,772	$16,889	(6.6)	$54,751	$49,413	10.8

Total noninterest income excluding security (losses) gains and (losses) on early extinguishment of debt	$19,394	$16,880	14.9	$54,972	$49,380	11.3

N/M - not meaningful

Service charges on deposit accounts in the third quarter 2003 improved by $857 to $7,296 as compared to $6,439 in third quarter 2002, primarily attributable to $723 in higher volumes of items drawn on customer accounts with insufficient funds and greater service charges on business checking accounts due to lower earnings credit available to customers as a result of the low interest rate environment.

Trust and investment management fees increased 8.6%, or $219, to 2,762 for third quarter 2003 compared to third quarter 2002 fees of $2,543. Fees increased as equity markets improved from the third quarter 2002. The improved equity marked increased the value of assets under management, upon which fees are partially based. Assets under management at September 30, 2003 totaled $2,164,719, up $256,024, or 13.4%, from $1,908,695 at September 30, 2002.

Other service charges, commissions, and fees increased by $1,161 for third quarter 2003 to $5,662 as compared to $4,501 for third quarter 2002 with commissions on mortgage loan originations, sales of annuity, insurance and investment products principally accounting for the increase. Debit card and merchant card fees also positively impacted the year-to-year increase.

In April 2003, an agreement was announced with respect to the settlement of the antitrust litigation brought against VISA USA, Inc. by various retail merchants concerning the amount of fees charged to process signature-based debit card transactions. Although not a party to the litigation or settlement, First Midwest anticipates that the terms of the agreement, which became effective August 1, 2003 and included a renegotiation of interchange fees, will not have a material impact on its result of operations, financial position or liquidity for 2003. Management expects revenue reductions will be partially offset by transactional volume growth, albeit at a lower transactional rate. Beginning January 1, 2004, merchants may also refuse to accept signature-based debit card transactions, which may result in additional reductions in interchange income for 2004. At this time, it is not possible to accurately predict the magnitude of this reduction since it will be driven by the individual practices and policies of the point-of-sale merchant.

First Midwest's income from corporate owned life insurance was $1,183 in income for third quarter 2003 decreasing $648, or 35.4% from $1,831 from third quarter 2002. The third quarter 2003 decrease was attributable to a lower level of income being credited on the life insurance assets due to the influence of market conditions on the assets underlying these insurance contracts. As a majority of the underlying assets are of a short duration (approximately one year) and can be subsequently deployed into longer-duration assets, it is anticipated that revenues will improve as assets reprice in a higher rate environment.

Other income increased by $925, or 59.1%, from $1,566 for third quarter 2002 to $2,491 for third quarter 2003 due to $1,057 of proceeds related to the liquidation of a former demutualized carrier of corporate owned life insurance.

Noninterest Expense

Total noninterest expense decreased by 1.5%, or $555, to $37,551 for the quarter ended September 30, 2003 as compared to $38,106 for the same period in 2002. For the nine months ended September 30, 2003, noninterest expense remained flat at $112,343 as compared to $112,356 for the same period in 2002.

The following table analyzes the components of noninterest expense for the quarters and nine months ended September 30, 2003 and September 30, 2002.
	Quarters Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Change	2003	2002	% Change

Salaries and wages	$16,719	$16,334	2.4	$48,313	$46,782	3.3
Retirement and other employee benefits	4,899	4,683	4.6	14,730	14,011	5.1
Occupancy expense of premises	3,652	3,682	(0.8)	10,964	10,795	1.6
Equipment expense	2,068	1,956	5.7	5,873	5,810	1.1
Technology and related costs	2,169	2,448	(11.4)	7,014	7,465	(6.0)
Professional services	1,744	1,615	8.0	5,132	5,004	2.6
Advertising and promotions	710	1,157	(38.6)	3,510	3,360	4.5
Other expenses	5,590	6,231	(10.3)	16,807	19,129	(12.1)

Total noninterest expense	$37,551	$38,106	(1.5)	$112,343	$112,356	0.0

Efficiency ratio	48.7%	49.1%		49.3%	48.5%

The increase in salary and wage expense for third quarter 2003 is largely due to annual, mid-year general merit increases to hourly employees and greater sales commissions associated with increased mortgage and investment product sales. Retirement and other employee benefits increased 4.6% for the third quarter 2003 from third quarter 2002 due to increased pension expense and was partly offset by lower employee healthcare insurance costs.

The 5.7% increase in equipment expense to $2,068 in third quarter 2003 from $1,956 in third quarter 2002 is primarily related to higher software maintenance costs and technology related purchases, offset in part by a reduction in depreciation expense.

The 11.4% decrease in technology and related costs for third quarter 2003 as compared to the 2002 like period resulted from costs savings incident to bringing "in-house" the backroom operation of the items processing function, effective August 2003.

Professional services increased by $129, or 8.0%, to $1,744 for third quarter 2003 as compared to $1,615 for third quarter 2002. The current quarter increase was due to higher audit fees and personnel recruitment costs, as well as professional service fees necessary to obtain an investment-grade credit rating by a nationally recognized rating agency.

Advertising and promotions expense decreased $447 for third quarter 2003 to $710 as compared to $1,157 for third quarter 2002. General agency advertising costs declined and costs associated with the participation in community development projects decreased, reflecting a return to more normal levels.

Other expenses decreased $641, or 10.3%, for third quarter 2003 compared to third quarter 2002 and was principally driven by a $309 decrease in costs of remediating other real estate owned and $364 in lower intangible asset amortization.

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income. For the quarter and nine months ended September 30, 2003, the efficiency ratio was 48.7% and 49.3%, respectively, as compared to 49.1% and 48.5% for the same periods in 2002, respectively.

Income Tax Expense

First Midwest's accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in the "Notes to Consolidated Financial Statements" contained in its 2002 Annual Report on Form 10-K.

Income tax expense totaled $6,366 for the quarter ended September 30, 2003, decreasing $2,176 from $8,542 for third quarter 2002, and reflects effective income tax rates of 23.1% and 27.4% for the quarters ended September 30, 2003 and 2002, respectively. The 2003 decreases resulted from the losses on the early extinguishment of debt and sale of securities of $3,622 in third quarter 2003.

Credit Quality and Reserve for Loan Losses

Credit Quality

Nonperforming assets consist of loans for which the accrual of interest has been discontinued, loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower's financial condition, and real estate, which has been acquired primarily through foreclosure and is awaiting disposition. First Midwest discontinues the accrual of interest income on any loan, including an impaired loan, when there is reasonable doubt as to the timely collectibility of interest or principal. Once interest accruals are discontinued, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the reserve for loan losses. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to collectibility.

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

Foreclosed real estate is acquired when a borrower defaults on a loan. Foreclosed real estate is valued at the lower of the loan balance or estimated fair value at the time of foreclosure, less estimated selling costs. Write-downs occurring at foreclosure are charged against the reserve for loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value. Expenses related to maintaining foreclosed properties are included in other non-interest expense.

Loans past due 90 days and still accruing interest are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.

The following table summarizes nonperforming assets and past due loans for the last five consecutive quarters.
	2003			2002

	September 30	June 30	March 31	December 31	September 30

Nonaccrual loans	$11,442	$9,423	$13,596	$12,525	$9,988
Restructured loans	7,219	7,328	-	-	-

Total nonperforming loans	18,661	16,751	13,596	12,525	9,988

Foreclosed real estate	3,842	4,576	4,044	5,496	2,972

Total nonperforming assets	$22,503	$21,327	$17,640	$18,021	$12,960

Loans 90 days past due and still accruing interest	$4,806	$5,723	$7,497	$3,307	$9,820

Nonperforming loans to total loans	0.53%	0.48%	0.40%	0.37%	0.29%
Nonperforming assets to total loans plus foreclosed real estate	0.64%	0.61%	0.51%	0.53%	0.38%

Reserve for loan losses to loans	1.41%	1.40%	1.40%	1.41%	1.41%
Reserve for loan losses to nonperforming loans	263%	293%	353%	383%	480%
Provision for loan losses	$2,660	$2,540	$2,530	$4,235	$3,020
Net loans charged-off	$2,620	$1,436	$2,439	$4,225	$2,919
Net loans charged-off to average loans	0.30%	0.17%	0.29%	0.49%	0.34%

Nonperforming loans at September 30, 2003 totaled $18,661, representing .53% of loans, up from .48% on a linked-quarter basis and .29% for the same quarter in 2002. Included in nonperforming loans at September 30, 2003 are $7,219 of restructured loans, representing two credits that were renegotiated to current market terms during second quarter 2003. Of this total, $4,122 continues to accrue interest at September 30, 2003 and the remaining $3,097 continues to record cash payments received as reductions to principal only.

Nonaccrual loans, totaling $11,442 at September 30, 2003 are comprised of commercial, industrial and agricultural loans ($6,667), real estate loans ($3,170) and consumer loans ($1,605). Foreclosed real estate, totaling $3,842 at September 30, 2003, primarily represents commercial real estate and 1-4 family real estate properties. First Midwest's disclosure with respect to impaired loans is contained in Note 6, "Reserve For Loan Losses and Impaired Loans," commencing on page * of this Form 10-Q.

Reserve for Loan Losses

Transactions in the reserve for loan losses during the quarters and nine months ended September 30, 2003 and 2002 are summarized in the following table.
	Quarters Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Balance at beginning of period	$49,124	$47,818	$47,929	$47,745
Loans charged-off	(3,087)	(3,732)	(8,486)	(13,603)
Recoveries of loans previously charged-off	467	813	1,991	2,602

Net loans charged-off	(2,620)	(2,919)	(6,495)	(11,001)
Provision for loan losses	2,660	3,020	7,730	11,175

Balance at end of period	$49,164	$47,919	$49,164	$47,919

Loan charge-offs, net of recoveries, for third quarter 2003 were .30% of average loans, improving from .34% for third quarter 2002. Lower charge-offs in the current year are attributable to both decreased commercial and consumer charge-offs. The decrease in consumer charge-offs is the result of a concerted strategy to tighten underwriting standards for indirect loans. The provision for loan losses exceeded net charge-offs for third quarter 2003, resulting in the ratio of the reserve for loan losses to total loans at quarter-end being maintained at 1.41% and approximating the level at year-end 2002. The reserve for loan losses at September 30, 2003 represented 263% of nonperforming loans, as compared to 480% at the end of 2002's third quarter and 383% at year-end 2002. Management believes that the reserve for loan losses of $49,164 is adequate to absorb credit losses inherent in the loan portfolio at September 30, 2003.

First Midwest maintains a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for any impaired commercial, real estate commercial, and real estate construction loan for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience; and (iii) reserves based on general economic conditions as well as specific economic factors in the markets in which First Midwest operates. The provision for loan losses in any given period is dependent upon many factors, including changes in the composition of the loan portfolio, net charge-offs, delinquencies, collateral values, management's assessment of current and prospective economic conditions, and the resultant required level of the reserve for loan losses. The appropriate level of the reserve for loan losses is determined by systematically performing a review of the loan portfolio quality as required by First Midwest's credit administration policy.

Those loans that may require specific reserves include loans where the internal credit rating is below a predetermined classification and restructured loans. Loans that are reviewed generally include commercial and agricultural loans, real estate commercial, and real estate construction loans. Specific reserves for these loans are determined in accordance with the accounting policies referred to above. Consumer and other retail loan reserve allocations are based upon the evaluation of pools or groups of such loans. The component of the reserve for loan losses based on historical loan loss experience is determined statistically using a loss migration analysis that examines loss experience and the related internal rating of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The component of the reserve for loan losses based on general economic conditions and other factors is considered the unallocated component of the reserve. This component is determined based upon general economic conditions and involves a higher degree of subjectivity in its determination. This component of the reserve considers risk factors that may not have manifested themselves in First Midwest's historical loss experience, which is used to determine the allocated component of the reserve.

For the nine months ended September 30, 2003, First Midwest did not substantially change any aspect of its overall methodology in determination of the provision for loan losses, and there were no material changes from prior periods in assumptions or estimation techniques that impacted the determination of the provision for that period.

The distribution of the loan portfolio is presented in Note 5, "Loans," located on page * while changes in the portfolio are analyzed and discussed on page * of this Form 10-Q. The loan portfolio consists nearly exclusively of loans originated by First Midwest from its primary markets and generally represents credit extension to multi-relationship customers.

Capital

Stockholders' Equity

Stockholders' equity at September 30, 2003 was $509,153 as compared to $491,953 at December 31, 2002. Equity as a percentage of assets was 8.1% at September 30, 2003, compared to 8.2% at December 31, 2002. Book value per common share increased to $10.94 at the end of third quarter 2003, up from $10.42 at the end of 2002.

Capital Measurements

First Midwest and the Bank are subject to the minimum capital requirements defined by its primary regulator, the Federal Reserve Board ("FRB"). First Midwest has managed its capital ratios to consistently maintain such measurements in excess of the FRB minimum levels to be considered "well-capitalized," which is the highest capital category established.

The following table summarizes the actual capital ratios for First Midwest and the Bank, as well as those required to be categorized as adequately capitalized and "well capitalized."

	First Midwest Actual		For Capital Adequacy Purposes		Well Capitalized for FDICIA

	Capital	Ratio	Capital	Ratio	Capital	Ratio

As of September 30, 2003:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$486,450	10.55%	$368,881	8.00%	$461,101	10.00%
First Midwest Bank	481,573	10.48	367,685	8.00	459,606	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	437,286	9.48	184,441	4.00	276,661	6.00
First Midwest Bank	432,409	9.41	183,842	4.00	275,764	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	437,286	7.02	186,950	3.00	311,583	5.00
First Midwest Bank	432,409	6.96	186,451	3.00	310,752	5.00

As of December 31, 2002:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	$482,512	11.03%	$349,960	8.00%	$437,450	10.00%
First Midwest Bank	460,426	10.56	348,826	8.00	436,033	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	434,583	9.93	174,980	4.00	262,470	6.00
First Midwest Bank	412,497	9.46	174,413	4.00	261,620	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc.	434,583	7.32	178,126	3.00	296,877	5.00
First Midwest Bank	412,497	7.01	176,683	3.00	294,471	5.00

Dividends

Management and First Midwest's Board of Directors review the dividend payout regularly. Dividends of $.19 per common share were declared in the third quarter of 2003, up 11.8% from the quarterly dividend per share declared in the third quarter 2002 of $.17. The dividend payout ratio, which represents the percentage of earnings per share declared to shareholders as dividends, was 42.2% and 36.2% for the third quarters of 2003 and 2002, respectively. The 2003 annualized indicated dividend of $.76 represents an annual dividend yield of 2.6% as of September 30, 2003.

Capital Management

First Midwest has continued to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to shareholders in the form of dividends and through common stock repurchases, with the latter resulting in an increase in the percentage ownership of First Midwest by existing shareholders.

In August 2002, First Midwest's Board of Directors authorized the repurchase of up to 3,000 of its common shares, or 6.28% of shares then outstanding. The plan authorizes repurchases in both open market and privately negotiated transactions and has no execution time limit. First Midwest intends to continue share repurchases throughout 2003, with the pace of repurchase subject to ongoing capital, investment, and acquisition considerations.

The following table summarizes the shares repurchased by First Midwest for the prior three calendar years and for the current year-to-date period.
	Nine Months Ended	Years Ended December 31,

	September 30, 2003	2002	2001	2000

Shares purchased	842	1,866	2,604	607
Cost	$22,404	$52,117	$64,582	$12,195
Average price per share	$26.60	$27.93	$24.80	$20.10

As of September 30, 2003, First Midwest had 1,558 shares remaining to be repurchased under the current share repurchase authorization.

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

First Midwest monitors and manages interest rate risk within approved policy limits. A simulation model assesses the magnitude of changes in net interest income resulting from changes in interest rates over a 12-month horizon and uses multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, a "most likely" forecast (which the Company believes to be the most probable outlook), a graduated increase and decrease of 200 basis points that occurs in equal steps over a six month time horizon, and immediate increases and decreases of 200 and 300 basis points.

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

The Company's 12-month net interest income sensitivity profile as of September 30, 2003 and December 31, 2002 is as follows.
	Gradual Change in Rates (1)		Immediate Change in Rates

	-200(2)	+200	-200(2)	+200	-300(2)	+300

September 30, 2003	-7.2%	+0.2%	-9.5%	-0.6%	-9.5%	-1.1%
December 31, 2002	-4.8%	-1.8%	-6.1%	+1.0%	-6.1%	+1.8%

(1)	Reflects an assumed change in interest rates that occurs in equal steps over a six-month horizon.
(2)

Due to the low level of interest rates as of September 30, 2003 and December 31, 2002, Management's judgment was used to set reasonable levels of change in the yield curve and establish, where appropriate, interest rate floors for select interest-earning assets and interest-bearing liabilities.

As of September 30, 2003, First Midwest's interest rate sensitivity profile, assuming a gradual change in rates, was more positive in rising interest rate scenarios and more negative in falling rate scenarios than the profile that existed as of

December 31, 2002. The change in profile results from a combination of the Federal Reserve's 25 basis point reduction in the Federal Fund target rate in June 2003, continuing low interest rates, comparatively faster cash flows and changing management strategies as to cash flow reinvestment. The lower level of interest rates further limits First Midwest's ability to reprice its interest-bearing deposit accounts in falling interest rate scenarios and increases sensitivity to falling rates on a comparative basis. In addition, balance sheet strategies as of September 30, 2003 have been modified from December 31, 2002 to reflect planned efforts to reduce exposure to rising rates through liability extensions and security reinvestment into shorter-duration instruments.

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

At September 30, 2003, an immediate 200 basis point increase in market rates would negatively impact First Midwest's economic value of equity by 11.9%, as compared to 6.8% at December 31, 2002. An immediate 200 basis point decrease in market rates, as adjusted to allow for the already low level of interest rates, would positively impact the economic value of equity by 8.3% at September 30, 2003 as compared to 3.8% at December 31, 2002. The sensitivity of First Midwest's economic value of equity to changes in interest rates has risen in comparison to December 31, 2002. This results from the higher level of interest rates existent as of September 30, 2003 and changes in the composition of the securities portfolio that resulted from reinvesting a high volume of mortgage-backed security cash flows that were created as mortgage rates fell during the first nine months of 2003. These factors, as well as the expectation of slowing mortgage-related prepayment speeds at the end of September 2003, lengthened the duration of the securities portfolio from December 31, 2002 and increased the price volatility of the portfolio. A further description and analysis of First Midwest's securities portfolio can be found on page 21* of this Form 10-Q.

First Midwest's current net interest income sensitivity, as measured over a 12-month horizon, is more positively impacted in a rising rate environment as compared to December 31, 2002 while its longer-term risk position, as measured by the economic value of equity, is more negatively impacted by rising rates. While First Midwest's balance sheet and net interest income remains vulnerable to an immediate decrease in interest rates, ALCO has deemed the risk of an immediate and extended decline in interest rates to be low given the current rate environment. Rather, given the negative impact of rising interest rates on the economic value of equity and anticipating the longer-term trend in rates to be upward, ALCO continues to believe it prudent to evaluate and consider balance sheet strategies designed to reduce longer-term exposure to rising rates.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Within 90 days prior to the filing date of this report (the "Evaluation Date"), First Midwest carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Principal Accounting Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Principal Accounting Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

There were no significant changes in First Midwest's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits - See Exhibit Index located on page *.
(b) Reports on Form 8-K

  First Midwest filed a Current Report on Form 8-K, dated July 23, 2003, announcing its earnings results for the quarter and six months ended June 30, 2003.

  First Midwest filed a Current Report on Form 8-K, dated July 30, 2003, to make available the slide presentation presented at the KBW 2003 Honor Roll and 4th Annual Community Bank Investor Conference.

  First Midwest filed a Current report on Form 8-K, dated August 14, 2003, announcing investment grade ratings issued by Moody's Investment Service.

  First Midwest filed a Current Report on Form 8-K, dated September 11, 2003, announcing the execution of a definitive agreement for First Midwest to acquire CoVest Bancshares, Inc.

  First Midwest filed a Current Report on Form 8-K, dated September 12, 2003, to make available the Agreement and Plan of Merger and Affiliate Agreement with CoVest Bancshares, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ MICHAEL L. SCUDDER
Michael L. Scudder Executive Vice President*

Date: November 13, 2003

* Duly authorized to sign on behalf of the Registrant.

EXHIBIT INDEX

Exhibit Number	Description of Documents	Sequential Page #

10	Loan Agreement between First Midwest Bancorp, Inc. and M&I Marshall & Ilsley Bank dated October 16, 1998, as amended.	34
15	Acknowledgment of Independent Auditors, Ernst & Young LLP	76
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	77
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	78
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	79
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	79
99	Independent Accountant's Review Report	80