Form 10-K
period 2003-12-31
FIRST MIDWEST BANCORP INC
filed 2004-03-09
CIK 702325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year-ended December 31, 2003

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

Title of each class:
Common Stock, $.01 Par Value Preferred Share Purchase Rights

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

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2003, determined using a per share closing price on that date of $28.81, as quoted on The Nasdaq Stock Market, was $1,219,874,374.

At March 4, 2004 there were 46,520,598 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2004 Annual Stockholders’ Meeting - Part III

FORM 10-K

PART I

ITEM 1. BUSINESS

First Midwest Bancorp, Inc.

First Midwest Bancorp, Inc. (the “Company”) is a bank holding company incorporated in Delaware in 1982 for the purpose of becoming a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). The Company is one of Illinois’ largest publicly traded banking companies with assets of $6.9 billion at year-end 2003 and is headquartered in the Chicago suburb of Itasca, Illinois.

The Company operates two wholly owned subsidiaries: First Midwest Bank (the “Bank”) and First Midwest Insurance Company, employing 1,646 full-time equivalent employees at December 31, 2003.

The Company has responsibility for the overall conduct, direction, and performance of its subsidiaries. The Company provides various services; establishes Company-wide policies and procedures; and provides other resources as needed, including capital.

Subsidiaries

At December 31, 2003, the Bank had $6.8 billion in total assets, $4.8 billion in total deposits, and operated 66 banking offices primarily in suburban metropolitan Chicago. These amounts include the assets, deposits, and banking offices acquired from CoVest Bancshares, Inc. (“CoVest”) on December 31, 2003. CoVest Banc, CoVest’s wholly owned bank subsidiary, was merged into the Bank effective February 13, 2004. In the discussion that follows, the “Bank” refers to the combined bank resulting from the merger of CoVest Banc, Inc. into First Midwest Bank. A discussion of the merger is included in Note 3 to “Notes to Consolidated Financial Statements” commencing on page 53 of this Form 10-K.

The Bank is engaged in commercial and retail banking and offers a broad range of lending, depository, and related financial services, including accepting deposits; commercial and industrial, consumer, and real estate lending; collections; trust and investment management services; safe deposit box operations; and other banking services tailored for personal, commercial and industrial, and governmental customers. The Bank also provides an electronic banking center on the internet at www.firstmidwest.com, which enables Bank customers to perform banking transactions and provides information about Bank products and services to the general public.

The Bank is comprised of two divisions, a sales division and a support division. The sales division is structured along commercial and retail product lines and operates in five geographical regions in Northern Illinois and in Scott County, Iowa. The support division provides corporate, administrative, and support services.

First Midwest Insurance Company operates as a reinsurer of credit life, accident, and health insurance sold through the Bank, primarily in conjunction with the consumer lending operations.

Competition

Illinois and the metropolitan Chicago area are highly competitive markets for banking and related financial services. Competition is generally expressed in terms of interest rates charged on loans and paid on deposits; the ability to garner new deposits; the scope and type of banking and financial services offered; the hours during which business can be conducted; the location of bank branches and ATMs; the availability and range of banking services on the internet; and the variety of additional services such as investment management, fiduciary, and brokerage services. Within the geographic area it serves, the Bank competes with other banking institutions and savings and loan associations, personal loan and finance companies, and credit unions. In addition, the Bank competes for deposits with money market mutual funds and investment brokers on the basis of interest rates offered and available products. Recently, the competition for banking customers intensified as both local and out-of-state banking institutions announced plans for large-scale branch office expansion in the suburban Chicago markets and certain local banks were acquired by larger local and national financial institutions.

In providing investment advisory services, the Bank also competes with retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and, to a lesser extent, financial institutions for investment management clients. Factors influencing this type of competition generally involve the variety of products and services that can be offered to clients and the performance of funds under management. With the proliferation of investment management service companies, such as mutual funds and discount brokerage services, competition for investment management services comes from financial service providers both within and outside of the geographic areas in which the Bank maintains offices.

Offering a broad array of products and services at competitive prices is an important element in competing for customers. The Company differentiates itself, however, by systematically assessing a customer’s specific financial needs, selling products and services identified in such assessment, and providing a high quality of these services and products. The Company believes this approach is the most important aspect in retaining and expanding its customer base as well as its knowledge and commitment to the communities in which the Bank is located.

Supervision and Regulation

On June 30, 2001, the Bank converted from a national banking association to an Illinois banking corporation.

The Company and its subsidiaries are subject to regulation and supervision by various governmental regulatory authorities including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”), the Illinois Commissioner of Banks and Real Estate Companies (the “Commissioner of Illinois”), and the Arizona Department of Insurance. Financial institutions and their holding companies are extensively regulated under Federal and state law. The effect of such statutes, regulations, and policies can be significant and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations, and dividends. This supervision and regulation is intended primarily for the protection of the FDIC’s bank (the “BIF”) and savings association (the “SAIF”) insurance funds and the depositors, rather than the stockholders, of a financial institution.

The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries. The operations of the Company and the Bank may be affected by legislative and regulatory changes as well as by changes in the policies of various regulatory authorities. The Company cannot accurately predict the nature or the extent of the effects that such changes may have in the future on its business and earnings.

Bank Holding Company Act of 1956, as amended (the “Act”)

Generally, the Act governs the acquisition and control of banks and non-banking companies by bank holding companies. A bank holding company is subject to regulation under the Act and is required to register with the Federal Reserve under the Act. A bank holding company is required by the Act to file an annual report of its operations and such additional information as the Federal Reserve may require and is subject, along with its subsidiaries, to examination by the Federal Reserve. The Federal Reserve has jurisdiction to regulate the terms of certain debt issues of bank holding companies, including the authority to impose reserve requirements.

The acquisition of five percent (5%) or more of the voting shares of any bank or bank holding company requires the prior approval of the Federal Reserve and is subject to applicable federal law, including the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle Neal”), for interstate transactions, and possible state law limitations as well. The Federal Reserve evaluates acquisition applications based upon, among other things, antitrust, safety and soundness, and community service considerations.

The Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than five percent (5%) of the voting shares of any “non banking” company unless the non-banking activities are found by the Federal Reserve to be “so closely related to banking .. . . as to be a proper incident thereto.” Under current regulations of the Federal Reserve, a bank holding company and its nonbank subsidiaries are permitted, among other activities, to engage in such banking-related business ventures as consumer finance, equipment leasing, data processing, mortgage banking, financial and investment advice, and securities brokerage services. The Act does not place territorial restrictions on the activities of a bank holding company or its nonbank subsidiaries.

Federal law prohibits acquisition of “control” of a bank or bank holding company without prior notice to certain federal bank regulators. “Control” is defined in certain cases as the acquisition of as little as 10% of the outstanding shares. Furthermore, under certain circumstances, a bank holding company may not be able to purchase its own stock, where the gross consideration will equal 10% or more of the company’s net worth, without obtaining approval of the Federal Reserve. Under the Federal Reserve Act, banks and their subsidiaries (including bank holding companies) are subject to certain requirements and restrictions when dealing with each other (subsidiary transactions). The Company is also subject to the provisions of the Illinois Bank Holding Company Act.

Interstate Banking

Bank holding companies are permitted to acquire banks and bank holding companies, and be acquired, in any state, subject to the requirements of Riegle Neal, and in some cases, applicable state law.

Under Riegle Neal, adequately capitalized and managed bank holding companies may be permitted by the Federal Reserve to acquire control of a bank in any state. States, however, may prohibit acquisitions of banks that have not been in existence for at least five years. The Federal Reserve is prohibited from approving an application for acquisition if the applicant controls more than 10 percent of the total amount of deposits of insured depository institutions nationwide. In addition, interstate acquisitions may also be subject to statewide concentration limits.

The Federal Reserve would be prohibited from approving an application if, prior to consummation, the proposed acquirer controls any insured depository institution or branch in the home state of the target bank, and the applicant, following consummation of an acquisition, would control 30 percent or more of the total amount of deposits of insured depository institutions in that state. This legislation also provides that the provisions on concentration limits do not affect the authority of any state to limit or waive the percentage of the total amount of deposits in the state which would be held or controlled by any bank or bank holding company to the extent the application of this limitation does not discriminate against out-of-state institutions.

Interstate branching under Riegle Neal permits banks to merge across state lines, thereby creating a bank headquartered in one state with branches in other states. Approval of interstate bank mergers is subject to certain conditions including: adequate capitalization; adequate management; Community Reinvestment Act compliance; deposit concentration limits (as set forth above); compliance with federal and state antitrust laws; and compliance with applicable state consumer protection laws. An interstate merger transaction may involve the acquisition of a branch without the acquisition of the bank only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank in that state without acquiring the bank. Following the consummation of an interstate transaction, the resulting bank may establish additional branches at any location where any bank involved in the transaction could have established a branch under applicable federal or state law, if such bank had not been a party to the merger transaction.

Riegle Neal became effective on June 1, 1997, and allowed each state, prior to the effective date, the opportunity to “opt out,” thereby prohibiting interstate branching within that state. Of the two states in which the Company’s banking subsidiaries are located (Illinois and Iowa), neither has adopted legislation to “opt out” of the interstate merger provisions. Furthermore, pursuant to Riegle Neal, a bank is able to add new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching, or, if the state allows acquisition of branches, subject to applicable state requirements.

The effects on the Company of the changes in interstate banking and branching laws cannot be accurately predicted, but it is likely that there will be increased competition from national and regional banking firms headquartered outside of Illinois which establish banks in Illinois.

Illinois Banking Law

The Illinois Banking Act (“IBA”) governs the activities of the Company, an Illinois state banking corporation. The IBA defines the powers and permissible activities of an Illinois state chartered bank, prescribes corporate governance standards, imposes approval requirements on mergers of state banks, prescribes lending limits, and provides for the examination of state banks by the Commissioner of Illinois. The Banking on Illinois Act (“BIA”) became effective in mid-1999 and amended the IBA to provide a potential wide range of new activities for Illinois state chartered banks, including the Bank. The provisions of the BIA are to be construed liberally in order to create a favorable business climate for banks in Illinois. The main features of the BIA are to expand bank powers through a new “wild card” provision authorizing Illinois chartered banks to offer virtually any product or service that any bank or thrift may offer anywhere in the country, subject to certain safety and soundness considerations and prior notification to the Commissioner of Illinois and the FDIC. Previously, in addition to enumerated powers stated in the IBA, state banks could engage in any activity authorized or permitted to be conducted by a national bank. Management of the Bank remains aware of the favorable environment created by the BIA and will consider the opportunities that may become available to the Bank as a result of such legislation.

The Bank is subject to a variety of federal and state laws and regulations governing its operations. For example, deposit activities are subject, among other things, to the federal Truth in Savings Act and the Illinois Consumer Deposit Account Act. Federal and state laws also govern electronic banking transactions. Trust activities of the Bank are subject to the Illinois Corporate Fiduciaries Act. Loans made by the Bank are subject to applicable provisions of the Illinois Interest Act, the federal Truth in Lending Act, and the Illinois Financial Services Development Act.

The Bank is subject to a variety of other laws and regulations concerning equal credit opportunity, fair lending, customer privacy, fair credit reporting, and community reinvestment. The Bank currently holds an “outstanding” rating for community reinvestment activity, the highest available.

The Commissioner of Illinois has adopted predatory lending regulations. These regulations apply to “high cost” mortgages which are defined as mortgages which exceed a specified interest rate or are assessed points in excess of a specified minimum. Once any of these thresholds is reached, the regulations impose certain restrictions on the lender, including: obligating the lender to verify the borrower’s ability to repay the loan based on the borrower’s income and debt obligations; prohibiting deceptive refinancing known as loan flipping where a lender refinances existing loans, charging additional points and fees, without any financial benefit to the consumer; prohibiting the financing of a single premium credit insurance policy; prohibiting the financing of points and fees in excess of 6% of the total loan amount; limiting the size and interval of balloon payments; and limiting prepayment penalties that could be charged to consumers. These regulations also require the lender to make certain disclosures to borrowers who are seeking high cost mortgages. The regulations apply to all state licensed financial institutions making residential loans in Illinois. The regulations also require lenders to file with the Commissioner of Illinois semi-annual reports on mortgage loans, including information relating to defaults and foreclosures.

The Illinois legislature has also considered the adoption of legislation aimed at curbing what some legislators and consumer-oriented advocacy groups consider to be predatory lending practices by some mortgage brokers and other lenders active in the State of Illinois. “Predatory” lending consists of fraudulent and deceptive sales practices that occur when borrowers are pressured into taking out loans they do not need or cannot afford. Inasmuch as neither the Company nor the Bank engages in such practices, it is unlikely that any legislation adopted in Illinois to combat this perceived problem would have an impact on the Company or the Bank, other than the creation of additional reporting requirements.

As an Illinois banking corporation controlled by a bank holding company, the Bank is not only subject to the rules regarding change of control in the Act and the Federal Deposit Insurance Act and the regulations promulgated thereunder, it is also subject to the rules regarding change in control of Illinois banks contained in the IBA.

The Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict or impose requirements on financial transactions between federally insured depository institutions and subsidiary companies. The statute limits credit transactions between a bank and its executive officers and its subsidiaries, prescribes terms and conditions for bank subsidiary transactions deemed to be consistent with safe and sound banking practices, requires arms-length transactions between subsidiaries, and restricts the types of collateral security permitted in connection with a bank’s extension of credit to a subsidiary.

Gramm-Leach-Bliley Act of 1999

The enactment of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930’s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more comprehensive array of financial products and services. To further this goal, the GLB Act amends section 4 of the Act providing a new regulatory framework applicable to a financial holding company (“FHC”), which has as its primary regulator the Federal Reserve. Functional regulation of the FHC’s subsidiaries will be conducted by their primary functional regulators. Pursuant to the GLB Act, bank holding companies, subsidiary depository institutions thereof, and foreign banks electing to qualify as a FHC must be “well managed,” “well capitalized,” and rated at least satisfactory under the Community Reinvestment Act in order to engage in new financial activities.

An FHC may engage in securities and insurance activities and other activities that are deemed financial in nature or incidental to a financial activity under the GLB Act. While aware of the flexibility of the FHC statute, the Company has, for the time being, decided not to become a FHC, but will continue to follow the reception given FHCs in the marketplace. The activities of bank holding companies that are not FHCs will continue to be regulated by and limited to activities permissible under the Act.

The GLB Act also prohibits a financial institution from disclosing non-public personal information about a consumer to nonaffiliated third parties, unless the institution satisfies various disclosure requirements and the consumer has not elected to opt out of the disclosure. Under the GLB Act, a financial institution must provide its customers with a notice of its privacy policies and practices, and the Federal Reserve, the FDIC, and other financial regulatory agencies have issued regulations implementing notice requirements and restrictions on a financial institution’s ability to disclose non-public personal information about consumers to nonaffiliated third parties.

The Company is also subject to certain state laws that limit the use and distribution of non-public personal information, both to subsidiaries and unaffiliated entities.

The GLB Act is expected, in time, to alter the competitive landscape of the product markets presently served by the Company. Companies that are presently engaged primarily in insurance activities or securities activities are now permitted to acquire banks and bank holding companies, such as the Company. The Company may, in the future, face increased competition from a broader range of larger, more diversified financial companies.

USA Patriot Act

On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions, including the Company and the Bank, to help prevent, detect, and prosecute international money laundering and the financing of terrorism. The Department of the Treasury has adopted additional requirements to further implement Title III.

Under these regulations, a mechanism has been established for law enforcement officials to communicate names of suspected terrorists and money launderers to financial institutions to enable financial institutions to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”). Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection of a statutory safe harbor; provided each financial institution notifies FinCEN of its intent to share information.

The Department of the Treasury has also adopted regulations intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Financial institutions are required to take reasonable steps to ensure that they are not providing banking services directly or indirectly to foreign shell banks.

In addition, banks must have procedures in place to identify and verify the identity of the persons with whom they deal. The Company and the Bank have augmented their systems and procedures to accomplish compliance with these requirements. The Company and the Bank believe that the cost of compliance with Title III of the USA Patriot Act is not likely to be material to them.

Capital Guidelines

The Federal Reserve and the other federal functional bank regulators have established risk-based capital guidelines to provide a framework for assessing the adequacy of the capital of national and state banks and their bank holding companies (collectively, “banking institutions”). These guidelines apply to all banking institutions, regardless of size, and are used in the examination and supervisory process as well as in the analysis of applications to be acted upon by the regulatory authorities. These guidelines require banking institutions to maintain capital based on the credit risk of their operations, both on and off-balance sheet.

The minimum capital ratios established by the guidelines are based on both Tier 1 and Total capital to total risk-based assets. In addition to the risk-based capital requirements, the Federal Reserve and the FDIC require banking institutions to maintain a minimum leveraged-capital ratio to supplement the risk-based capital guidelines.

Dividends

The Company’s primary source of liquidity is dividend payments from the Bank. In addition to capital guidelines, the Bank is limited in the amount of dividends it can pay to the Company under the IBA. Under this law, the Bank is permitted to declare and pay dividends in amounts up to the amount of its accumulated net profits, provided that it shall retain in its surplus at least one-tenth of its net profits since the date of the declaration of its most recent dividend until said additions to surplus, in the aggregate, equals at least the paid-in capital of the Bank. In no event may the Bank, while it continues its banking business, pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts). As of December 31, 2003, the Bank could distribute dividends of approximately $218.9 million, without approval from the Commissioner of Illinois. In addition, the Bank is limited in the amount of dividends it can pay under the Federal Reserve Act and Regulation H. For example, dividends cannot be paid that would constitute a withdrawal of capital, dividends cannot be declared or paid if they exceed a bank’s undivided profits, and a bank may not declare or pay a dividend greater than current year net income plus retained net income of the prior two years without Federal Reserve approval.

Since the Company is a legal entity, separate and distinct from the Bank, its dividends to stockholders are not subject to the bank dividend guidelines discussed above. The Commissioner of Illinois is authorized to determine, under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The Federal Reserve has taken the position that dividends that would create pressure or undermine the safety and soundness of the subsidiary bank are inappropriate.

FDIC Insurance Premiums

The Bank’s deposits are predominantly insured through the BIF, with certain deposits held by the Bank insured through the SAIF, both of which are administered by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the BIF or SAIF.

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums on deposits based upon their level of capital and supervisory evaluation. For 2004, the Bank will pay premium assessments on both its BIF and SAIF insured deposits in order to service the interest on the Financing Corporation (“FICO”) bond obligations which were used to finance the cost of “thrift bailouts” in the 1980’s. The FICO assessment rates for the first semi-annual period of 2004 were set at $.0154 per $100 of insured deposits each for BIF and SAIF assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment basis for the BIF and SAIF.

Where You Can Find More Information About First Midwest

The Company makes available, free of charge, on its website, http://www.firstmidwest.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

ITEM 2. PROPERTIES

The executive offices of the Company, the Bank and certain subsidiary operational facilities are located in a five-story office building in Itasca, Illinois. The Company and the Bank occupy approximately 36,179 square feet on the fourth floor, which is leased through an unaffiliated third party.

As of December 31, 2003, the Bank operates through 66 bank branches and operational facilities. Of these, 13 are leased and the remaining 53 are owned and not subject to any material liens. The banking offices are located in various communities throughout Northern Illinois, principally the Chicago metropolitan suburban area and in Scott County, Iowa. At certain Bank locations, excess space is leased to third parties. The Bank also owns 92 automated teller machines (ATMs), some of which are housed at a banking location and some of which are independently located. In addition, the Company owns other real property that, when considered in the aggregate, is not material to the Company’s financial position.

The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information with respect to premises and equipment is presented in Note 7 of “Notes to Consolidated Financial Statements” commencing on page 58 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

There are certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at December 31, 2003. The Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on The Nasdaq Stock Market under the symbol “FMBI.” Stock price quotations can be found in The Wall Street Journal and other major daily newspapers. As of December 31, 2003, there were 2,783 stockholders of record. The following table sets forth the closing common stock price, dividends per share, and book value per share during each quarter of 2003 and 2002.

	2003				2002
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$32.80	$31.45	$29.87	$28.12	$28.79	$30.13	$32.16	$29.81
Low	$29.61	$28.53	$25.55	$24.89	$23.80	$23.34	$26.24	$27.01
Quarter-end	$32.43	$29.71	$28.81	$25.81	$26.71	$26.86	$27.78	$29.04
Cash dividends per share	$0.22	$0.19	$0.19	$0.19	$0.19	$0.17	$0.17	$0.17
Dividend yield at quarter-end (1)	2.71%	2.56%	2.64%	2.94%	2.85%	2.53%	2.45%	2.34%
Book value per share at Quarter-end	$11.22	$10.94	$10.92	$10.58	$10.42	$10.44	$9.91	$9.21

(1)	Ratios are presented on an annualized basis.

A discussion regarding the regulatory restrictions applicable to the Bank’s ability to pay dividends to the Company is included in the “Dividends” section under Item 1 located on page 7 of this Form 10-K. A discussion of the Company’s history and philosophy regarding the payment of dividends is included in the “Management of Capital” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” commencing on page 36 of this Form 10-K.

Equity Compensation Plans

The following table sets forth information, as of December 31, 2003, relating to equity compensation plans of the Company pursuant to which options, restricted stock, restricted stock units, or other rights to acquire shares may be granted from time to time.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise prices of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,129,591	$23.17	2,467,504
Equity compensation plans not approved by security holders (2)	5,529	15.30	—

Total	2,135,120	$23.15	2,467,504

(1)	Includes all outstanding options and awards under the Omnibus Stock and Incentive Plan and the Non-Employee Directors’ 1997 Stock Option Plan (the “Plans”). Additional information and details about the Plans are also disclosed in Notes 1 and 17 of “Notes to Consolidated Financial Statements” commencing on pages 47 and 69, respectively, of this Form 10-K.

(2)	Represents shares underlying deferred stock units credited under the Company’s Nonqualified Retirement Plan, payable on a one-for-one basis in shares of the Company’s common stock.

The Nonqualified Retirement Plan is a defined contribution deferred compensation plan under which participants are credited with deferred compensation equal to contributions and benefits that would have accrued to the participant under the Company’s tax-qualified plans, but for limitations under the Internal Revenue Code, and to amounts of salary and annual bonus that the participant has elected to defer. Participant accounts are deemed to be invested in separate investment accounts under the plan, which mirror the investment accounts available under the Company’s tax-qualified savings and profit sharing plan, including an investment account deemed invested in shares of Company common stock. The accounts are adjusted to reflect the investment return related to such deemed investments. Except for the 5,529 shares set forth in the table above, all amounts credited under the Plan are paid in cash.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for each of the five years ended December 31, 2003, is presented in the table that follows. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the factors affecting the Company’s financial condition and operating results is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commencing on page 11 of this Form 10-K.

	Years ended December 31,
	2003	2002	2001	2000	1999
Operating Results (Dollar amounts in thousands)
Interest income	$291,067	$329,664	$385,218	$421,517	$361,279
Interest expense	81,313	110,910	180,838	231,906	168,615
Net interest income	209,754	218,754	204,380	189,611	192,664
Provision for loan losses	10,805	15,410	19,084	9,094	5,760
Noninterest income	77,207	66,531	68,076	61,960	58,237
Security gains, net	2,988	460	790	1,238	97
(Losses) on early extinguishment of debt	(6,025)	—	—	—	—
Noninterest expense	149,452	148,052	145,356	144,416	149,809
Income tax expense	30,889	32,133	26,668	23,759	24,520
Net income	$92,778	$90,150	$82,138	$75,540	$70,909
Weighted average shares outstanding	46,671	48,074	50,057	51,314	52,669
Weighted average diluted shares outstanding	46,982	48,415	50,401	51,604	53,071
Per Share Data
Basic earnings per share	$1.99	$1.88	$1.64	$1.47	$1.35
Diluted earnings per share	1.97	1.86	1.63	1.46	1.34
Cash dividends declared	0.790	0.700	0.650	0.592	0.528
Book value at period end	11.22	10.42	9.18	8.75	7.19
Market value at period end	32.43	26.71	29.19	23.00	21.20
Performance Ratios
Return on average equity	18.28%	18.82%	17.89%	19.17%	17.39%
Return on average assets	1.50%	1.53%	1.43%	1.30%	1.34%
Net interest margin – tax equivalent	3.99%	4.28%	4.10%	3.76%	4.24%
Dividend payout ratio	40.10%	37.63%	39.88%	40.55%	39.40%
Average equity to average asset ratio	8.19%	8.12%	7.99%	6.79%	7.71%

Consolidated Statements of Condition Highlights (Dollar amounts in thousands)	As of December 31,
	2003	2002	2001	2000	1999
Total assets	$6,906,658	$5,980,533	$5,667,919	$5,906,484	$5,511,588
Loans	4,059,782	3,406,846	3,372,306	3,233,196	2,962,487
Deposits	4,818,108	4,172,954	4,193,921	4,252,205	4,001,183
Subordinated debt – trust preferred securities	128,716	—	—	—	—
Stockholders’ equity	522,540	491,953	447,267	446,723	369,261
Risk-Based Capital Ratios
Tier 1 capital to risk-weighted assets	10.29%	9.93%	9.96%	10.51%	10.21%
Total capital to risk-weighted assets	11.41%	11.03%	11.08%	11.61%	11.32%
Tier 1 leverage to average assets	8.49%	7.32%	7.43%	7.36%	7.19%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting the Company’s Consolidated Statements of Income for the years 2001 through 2003 and Consolidated Statements of Condition as of December 31, 2002 and 2003. The discussion is designed to provide stockholders with a comprehensive review of the operating results and financial condition and should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

A condensed review of operations for the fourth quarter of 2003 is included herein, commencing on page 38 of this Form 10-K. The review provides an analysis of the quarterly earnings performance for the fourth quarter of 2003 as compared to the same period in 2002.

Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

FORWARD-LOOKING STATEMENTS

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: The Company and its representatives may, from time to time, make written or oral statements that are “forward-looking” and provide information other than historical information, including statements contained in the Form 10-K, the Company’s other filings with the Securities and Exchange Commission or in communications to its stockholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below.

In some cases, the Company has identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expects,” “should,” “could,” “may,” “will continue to,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends,” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. These forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions, and the outlook for the Company based on currently available information. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any forward-looking statements.

Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:

•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of allowances for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Bank’s loan portfolio;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Asset/liability matching risks and liquidity risks;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the businesses conducted by the Company;

•	The impact of mark-to-market adjustments required by purchase accounting in the Company’s acquisition of CoVest Bancshares and other issues that may arise in connection with the integration of CoVest Banc into the Bank;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.

The Company wishes to caution that the foregoing list of important factors may not be all-inclusive and specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

With respect to forward-looking statements set forth in the notes to consolidated financial statements, including those relating to contingent liabilities and legal proceedings, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities, and the actions of plaintiffs, judges, and juries.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and are consistent with predominant practices in the financial services industry. Application of critical accounting policies, those policies that management believes are the most important to the Company’s financial position and results of operations, requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes and are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

The Company has numerous accounting policies, of which the most significant are presented in Note 1 of “Notes to Consolidated Financial Statements” commencing on page 47 of this Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that its accounting policies with respect to the reserve for loan losses and income taxes are the accounting areas requiring subjective or complex judgments that are most important to the Company’s financial position and results of operations, and, as such, are considered to be critical accounting policies as discussed below.

Reserve for Loan Losses

Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The Company’s reserve for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the reserve for loan losses as well as its assessment of the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, see Note 1 of “Notes to Consolidated Financial Statements” commencing on page 47 of this Form 10-K.

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

The Company must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Although the Company has determined a valuation allowance is not required for any deferred tax assets, there is no guarantee that these assets are recognizable. For additional discussion of income taxes, see Notes 1 and 15 of “Notes to Consolidated Financial Statements” commencing on pages 47 and 66, respectively, of this Form 10-K.

PERFORMANCE OVERVIEW

General Overview

The Company generated record earnings in 2003 while maintaining sound credit quality and repositioning its balance sheet in response to the historically low interest rate environment and in anticipation of increased interest rates in 2004. The Company repositioned its balance sheet to stabilize its net income in the event of anticipated interest rate increases. In 2003, these repositioning activities primarily involved the securities portfolio, borrowings from the Federal Home Loan Bank (“FHLB”), and deposit pricing strategies.

If interest rates increase during 2004, the Company’s financial performance would benefit in a number of ways, such as through increased net margins. If interest rates remain stable or decrease during 2004, the Company’s expected earnings could be negatively impacted. Under those circumstances, the Company anticipates its level of unrealized security gains to increase, providing the Company with the flexibility to substitute securities gains for potentially narrower net interest margins.

As a result of improved economic conditions, the Company expects continued expansion in the markets it serves, which is expected to generate a greater demand for the Company’s products and services. The competition for bank products and services continues to intensify in the Chicago metropolitan area, as banks both within and outside of Chicago have announced aggressive expansion plans. The Company continues to believe it can compete successfully because of its high-quality products and services, its unique relationship-based approach to banking, and its knowledge of and connections to its communities.

In 2003, the Company acquired CoVest Bancshares, Inc., a bank holding company, in northwestern suburban Cook County (the “CoVest Acquisition”) and the O’Hare Office of The Northern Trust Company. The CoVest Acquisition closed on December 31, 2003, and therefore had little impact on the Company’s 2003 performance. The Company expects the acquisitions will enable it to expand its market presence in the northwest Chicago suburbs. In particular, the Company expects that the acquisition of CoVest will be accretive to 2004 earnings by approximately $.06 per dilutive share, and the Company continues to seek, through cost-savings and other means, to increase the positive impact of the transaction in 2004.

In connection with the CoVest Acquisition, in November 2003, the Company, through a wholly owned trust subsidiary, issued $125,000,000 of trust preferred securities at 6.95% due on December 1, 2033. The year 2004 will be the first full year that the Company will record interest for that trust preferred issuance in its Consolidated Statements of Income. The interest recorded should amount to $9 million.

As a part of its growth strategy, the Company regularly evaluates potential acquisition candidates, searching for opportunities that both enhance earnings performance and leverage the effectiveness of its existing franchise.

Net Income and Performance Ratios

Net income totaled $92.8 million, or $1.97 per share in 2003, as compared to $90.2 million, or $1.86 per share in 2002. The return on average stockholders’ equity was 18.28% in 2003 as compared to 2002’s 18.82%, and the return on average assets for 2003 was 1.50% as compared to 1.53% for 2002. In 2003, the year over year decline in net interest income and higher operating expenses were more than offset by lower provisions for loan losses, higher levels of noninterest income and a decline in the effective tax rate.

Net Interest Income and Balance Sheet Restructuring

In 2003, the Company recorded $209.7 million in net interest income as compared to $218.8 million in 2002. Tax equivalent net interest margin in 2003 was 3.99%, down from 4.28% in 2002. Net interest income performance and strategies for 2003 largely reflected the challenging economic environment. For most of 2003, the continued, historically low level of interest rates created pressure on net interest margins as earning assets and cash flows repriced more quickly than interest-bearing liabilities.

During 2003, the Company’s decisions to reinvest cash flows and extend liabilities were directly influenced by its concerns as to the pace and timing of potential increases in interest rates. Over the last three quarters of 2003, the Company sold securities totaling $106.6 million for a net realized gain of $2.5 million; retired $310 million in borrowings with the Federal Home Loan Bank at a cost of $6.0 million; reinvested $372 million of security cash flows in shorter-term investments; and attracted $200 million in interest-bearing transactional deposits through promotional pricing. Although these activities served to decrease margin performance in 2003, the Company believes that these restructuring activities stabilized net interest margin and placed the Company in a relatively improved position for performing in a higher interest rate environment.

In fourth quarter of 2003, net interest margin was 4.01%, up from 3.90% in third quarter 2003, reversing the downward trend of the previous six quarters. Improved fourth quarter 2003 performance resulted from higher yields on mortgage-backed securities and the benefits realized from retiring and redeploying Federal Home Loan Bank borrowings at lower interest rates.

As of December 31, 2003, the Company’s after-tax unrealized security gains total $33.0 million as compared to $40.0 million at year-end 2002. Similar to its position at the start of 2003, management remains concerned about the impact of reinvesting cash flows into longer-term assets, which would improve short-term net interest income, but increasing its negative, longer-term exposure to rising interest rates. The current amount of unrealized gains existent in the Company’s securities portfolio enables the Company to mitigate this concern by realizing security gains to offset the negative short-term performance risk of investing cash flows in lower yielding, shorter-term assets in 2004.

Strategic Expansion

In 2003, the Company continued to expand its strategic footprint in the highly attractive suburban Chicago market. On December 31, 2003, the Company acquired approximately $530.8 million in loans and $465.7 million in deposits as a result of the CoVest Acquisition. In the second quarter of 2003, the Company opened its O’Hare Financial Center, a northwest Cook County branch, representing $102.9 million in deposits and $13.9 million of loans acquired for cash from The Northern Trust Company. Cash consideration was paid for both transactions, which under purchase accounting, created $82.9 million of intangible assets.

As a result of these transactions, the Company’s deposit presence in the highly valued, northwest Cook County market increased by $568.6 million, thus affording greater opportunities for revenue improvement through sales penetration.

Also during the fourth quarter of 2003, the Company sold two branches in Streator, Illinois, in rural LaSalle County, representing $69.1 million in deposits and $11.3 million in loans and resulting in a pre-tax gain on sale of $4.6 million.

Capital and Dividends

The Company continued to maintain a strong capital structure at December 31, 2003, with Tier 1 and Total risk-based asset ratios of 10.24% and 11.37%, respectively, exceeding the minimum “well-capitalized” levels for regulatory purposes of 10.0% and 6.0%, respectively. These ratios improved from 2002’s comparable ratios of 9.93% and 11.03%, respectively. In fourth quarter 2003, the Company’s wholly owned trust subsidiary, First Midwest Capital Trust I, issued $125 million in trust preferred securities. The issuance, which is treated as Tier 1 capital for regulatory purposes, matures in 2033 with semiannual interest payments due based upon a fixed coupon rate of 6.95%. The proceeds were primarily used to fund the CoVest Acquisition.

The ratio of tangible equity to tangible assets, which excludes both intangible assets and the trust preferred issuance in its calculation, fell to 6.22% at December 31, 2003 from 7.97% at December 31, 2002. This decline was caused by cash acquisitions of both CoVest Bancshares and the O’Hare Financial Center and the resulting $82.9 million in intangible assets.

In fourth quarter 2003, the Company increased its quarterly cash dividend to $.22 per share, bringing the total 2003 dividends paid to $.79 per share. Due, in part, to the CoVest Acquisition, the Company slowed the pace of its share repurchase program in 2003 to 842 thousand shares from 1.9 million shares in 2002. With 1.6 million shares remaining under its current repurchase authorization, the Company expects to continue to repurchase shares in 2004. The pace and timing of future share repurchases will be influenced by the expected rate of return on alternative capital investment opportunities.

Credit Quality

The Company’s loan loss provision for 2003 totaled $10.8 million, down $4.6 million from 2002. Net charge-offs totaled $9.6 million as compared to $15.2 million in 2002. All loan categories except 1-4 family real estate reflected improved levels. The ratio of the reserve for loan losses to total loans was 1.39% as of December 31, 2003, representing 245% of nonperforming assets and down as compared to a historical high of 383% as of December 31, 2002.

Loan Growth and Deposit Funding

Excluding the impact of the CoVest Acquisition, total loans increased in 2003 by 3.6% over 2002. Corporate lending continued to improve as commercial and industrial lending increased 11.6% in 2003 and real estate construction lending increased 18.9%. At the same time, 2003 real estate commercial loans increased only 1.6% over 2002, influenced by the soft office market and a higher level of prepayments. The prospects for new corporate lending are positive as the Company enters 2004.

Direct consumer lending increased 2.3%, due to continued strong growth in home equity line lending. Indirect consumer lending, primarily automobile financings acquired from dealerships in the Company’s primary markets, fell 14.2% in 2003 as compared to 2002, due to the Company’s emphasis on underwriting quality and pricing competition with auto manufacturers. With the expectation of higher rates and stable credit quality, consumer-lending trends should improve in 2004.

Noninterest Income and Expense

The Company’s efficiency ratio for 2003 was 48.3% as compared to 48.2% for 2002 and 49.7% for 2001. The “lower-is-better” efficiency ratio indicates the percentage of operating costs that is used to generate each dollar of net revenue. For example, during 2003, 48.3 cents were spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on a tax equivalent basis, plus other income less securities gains and costs of extinguishing debt.

Noninterest income increased 9.1% over 2002, excluding security gains, costs of extinguishing debt and the gain from the sale of the Streator branches. Continued growth in service charge income, improving trust and investment product revenues and higher mortgage-related fee income helped offset declining, market sensitive earnings from corporate owned life insurance.

Noninterest expense increased $1.4 million or .9% over 2003. Higher compensation expense was offset by lower technology and related costs, intangible asset amortization, and remediation costs attributed to foreclosed real estate.

EARNINGS PERFORMANCE

Net Interest Income

The primary source of the Company’s traditional banking revenue is net interest income, which represents the difference between interest income and fees earned on loans, securities, and other earning assets and interest expense paid for the funding sources used to finance these assets. Changes in net interest income generally occur due to fluctuations in the volume of earning assets and paying liabilities and the rates earned and paid, respectively, on these assets and liabilities. Net interest margin represents net interest income as a percentage of total interest-earning assets. For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other earning assets are presented in Notes 1, 6, and 12 of “Notes to Consolidated Financial Statements” commencing on pages 47, 57, and 62, respectively, of this Form 10-K.

The table below presents the effect of such adjustment.

Table 1

Effect of Tax Equivalent Adjustment

(Dollar amounts in thousands)

				% Change
	2003	2002	2001	2003-2002	2002-2001
Net interest income	$209,754	$218,754	$204,380	(4.1)	7.0
Tax equivalent adjustment	17,642	14,014	14,237	25.9	(1.6)

Tax equivalent net interest income	$227,396	$232,768	$218,617	(2.3)	6.5

Net interest income on a tax equivalent basis decreased by 2.3% in 2003 following a 6.5% increase in 2002 over 2001. Tax equivalent net interest margin was 3.99% in 2003 as compared to 4.28% in 2002 and 4.10% in 2001. The 2003 decrease in net interest income is attributable to the reduction in tax equivalent interest earned on interest-earning assets of $35.0 million, exceeding the reduction in interest paid on interest-bearing liabilities of $29.6 million. Margin contraction resulted primarily from the repricing of earning assets in the low interest rate environment and the acceleration of cash flows due to refinance related repayments on mortgage-backed securities.

Table 2 summarizes the Company’s average interest-earning assets and funding sources over the last three years, as well as interest income and interest expense related to each category of assets and funding sources and the yield earned and rates paid on each. The table also shows the trend in net interest margin on a quarterly basis for 2003 and 2002, including the tax equivalent yields on earning assets and rates paid on interest-bearing liabilities. Table 3 analyzes the changes in interest income, interest expense, and net interest income that result from changes in the volumes of earning assets and funding sources, as well as fluctuations in interest rates.

Table 2

Net Interest Income and Margin Analysis

(Dollar amounts in thousands)

	2003			2002			2001
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets:
Interest-bearing deposits with banks	$3,925	$36	0.92	$5,474	$106	1.94	$7,653	$281	3.67
Securities:
Available for sale - taxable	1,466,925	56,077	3.82	1,493,194	78,301	5.24	1,413,181	92,015	6.51
Available for sale - nontaxable (1)	656,624	46,307	7.05	476,946	35,786	7.50	478,361	35,171	7.35
Held to maturity - taxable	13,378	831	6.21	13,759	952	6.92	1,926	106	5.50
Held to maturity - nontaxable (1)	61,157	4,010	6.56	54,900	4,003	7.29	66,459	5,466	8.22

Total securities	2,198,084	107,225	4.88	2,038,799	119,042	5.84	1,959,927	132,758	6.77
Federal funds sold and securities purchased under agreements to resell	9,515	114	1.20	3,587	69	1.92	2,361	97	4.11
Mortgages held for sale	16,932	932	5.50	10,404	642	6.17	9,607	640	6.66
Loans, net of unearned discount (1)(2)	3,465,877	200,402	5.78	3,382,508	223,819	6.62	3,349,890	265,679	7.93

Total interest-earning assets (1)(2)	5,694,333	308,709	5.42	5,440,772	343,678	6.32	5,329,438	399,455	7.50

Cash and due from banks	176,235			165,847			156,348
Reserve for loan losses	(49,182)			(48,312)			(46,498)
Other assets	378,277			343,591			310,101

Total assets	$6,199,663			$5,901,898			$5,749,389

Liabilities and Stockholders Equity:
Savings deposits	$498,798	2,489	0.50	$454,588	4,191	0.92	$435,575	7,168	1.65
NOW accounts	813,993	7,089	0.87	723,634	10,291	1.42	501,800	8,574	1.71
Money market deposits	616,868	7,850	1.27	552,440	10,993	1.99	572,973	17,587	3.07
Time deposits	1,599,761	38,844	2.43	1,739,017	56,141	3.23	1,971,157	101,168	5.13
Borrowed funds	1,276,616	23,962	1.88	1,150,028	29,294	2.55	1,066,674	46,341	4.34
Subordinated debt - trust preferred securities	15,515	1,079	6.95	—	—	—	—	—	—

Total interest-bearing liabilities	4,821,551	81,313	1.69	4,619,707	110,910	2.40	4,548,179	180,838	3.98

Demand deposits	806,777			744,295			689,394
Other liabilities	63,755			58,788			52,584
Stockholders’ equity	507,580			479,108			459,232

Total liabilities and stockholders’ equity	$6,199,663			$5,901,898			$5,749,389

Net interest income/margin (1)		$227,396	3.99		$232,768	4.28		$218,617	4.10

Quarterly Net Interest Margin Trend

	2003				2002
	Fourth	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets	5.31%	5.23%	5.47%	5.69%	5.95%	6.28%	6.50%	6.55%
Rates paid on interest-bearing liabilities	1.54%	1.56%	1.73%	1.92%	2.19%	2.37%	2.43%	2.62%
Net interest margin (1)	4.01%	3.90%	4.01%	4.06%	4.10%	4.26%	4.43%	4.32%

(1)	Interest income and yields are presented on a tax equivalent basis, assuming a federal tax rate of 35%.

(2)	Loans on a nonaccrual basis for the recognition of interest income totaled $23.1 million, $12.5 million and $16.9 million, as of December 31, 2003, 2002, and 2001, respectively, and are included in loans, net of unearned discount, for purposes of this analysis.

Table 3

Changes in Net Interest Income Applicable to Volumes and Interest Rates

(Dollar amounts in thousands)

	Interest Income/Expense			Increase/(Decrease) due to: (1)
2003 as Compared to 2002	2003	2002	Increase (Decrease)	Volume	Rate	Total
Interest-bearing deposits with banks	$36	$106	(70)	$(24)	$(46)	$(70)
Securities:
Available for sale - taxable	56,077	78,301	(22,224)	(1,355)	(20,869)	(22,224)
Available for sale - nontaxable (2)	46,307	35,786	10,521	12,517	(1,996)	10,521
Held to maturity - taxable	831	952	(121)	(26)	(95)	(121)
Held to maturity - nontaxable (2)	4,010	4,003	7	60	(53)	7

Total securities	107,225	119,042	(11,817)	11,196	(23,013)	(11,817)
Federal funds sold and securities purchased under agreements to resell	114	69	45	58	(13)	45
Mortgages held for sale	932	642	290	350	(60)	290
Loans, net of unearned discount (2)	200,402	223,819	(23,417)	5,685	(29,102)	(23,417)

Total interest income (2)	308,709	343,678	(34,969)	17,265	(52,234)	(34,969)

Savings deposits	2,489	4,191	(1,702)	458	(2,160)	(1,702)
NOW Accounts	7,089	10,291	(3,202)	1,522	(4,724)	(3,202)
Money market deposits	7,850	10,993	(3,143)	1,503	(4,646)	(3,143)
Time deposits	38,844	56,141	(17,297)	(4,224)	(13,073)	(17,297)
Borrowed funds	23,962	29,294	(5,332)	3,836	(9,168)	(5,332)
Subordinated debt - trust preferred securities	1,079	—	1,079	1,079	—	1,079

Total interest expense	81,313	110,910	(29,597)	4,174	(33,771)	(29,597)

Net interest income (2)	$227,396	$232,768	$(5,372)	$13,091	$(18,463)	$(5,372)

	Interest Income/Expense			Increase/(Decrease) due to: (1)
2002 as Compared to 2001	2002	2001	Increase (Decrease)	Volume	Rate	Total
Interest-bearing deposits with banks:	$106	$281	$(175)	$(66)	$(109)	$(175)
Securities:
Available for sale - taxable	78,301	92,015	(13,714)	5,626	(19,340)	(13,714)
Available for sale - nontaxable (2)	35,786	35,171	615	(104)	719	615
Held to maturity - taxable	952	106	846	812	34	846
Held to maturity - nontaxable (2)	4,003	5,466	(1,463)	(886)	(577)	(1,463)

Total securities	119,042	132,758	(13,716)	5,448	(19,164)	(13,716)
Federal funds sold and securities purchased under agreements to resell	69	97	(28)	700	(728)	(28)
Mortgages held for sale	642	640	2	18	(16)	2
Loans, net of unearned discount (2)	223,819	265,679	(41,860)	2,614	(44,474)	(41,860)

Total interest income (2)	343,678	399,455	(55,777)	8,714	(64,491)	(55,777)

Savings deposits	4,191	7,168	(2,977)	328	(3,305)	(2,977)
NOW accounts	10,291	8,574	1,717	2,767	(1,050)	1,717
Money market deposits	10,993	17,587	(6,594)	(610)	(5,984)	(6,594)
Time deposits	56,141	101,168	(45,027)	(10,849)	(34,178)	(45,027)
Borrowed funds	29,294	46,341	(17,047)	3,970	(21,017)	(17,047)

Total interest expense	110,910	180,838	(69,928)	(4,394)	(65,534)	(69,928)

Net interest income (2)	$232,768	$218,617	$14,151	$13,108	$1,043	$14,151

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income is presented on a tax equivalent basis, assuming a federal tax rate of 35%.

Tax equivalent interest income was $308.7 million in 2003 as compared to $343.7 million and $399.5 million for 2002 and 2001, respectively. Interest-earning assets repricing in 2003 and 2002’s lower rate environment caused the yield on average earning assets to decline by 90 basis points to 5.42% in 2003 and 118 basis points to 6.32% in 2002 and accounted for $52.2 and $64.2 million, respectively, of the decrease in interest income compared to the preceding year.

Average interest-earning assets for 2003 increased by $253.6 million, or 4.7%, to $5,694.3 million as compared to $5,440.8 million in 2002. The growth in volume increased 2003’s interest income by $17.3 million. Average loans outstanding for 2003 increased by $83.4 million, or 2.5%, over 2002. Average securities increased by $159.3 million, or 7.8%, due to a greater level of investment in high-yielding, tax-exempt municipal securities. In 2002, average interest-earning assets increased by $111.3 million, or 2.1%, as compared to 2001.

Interest expense declined by $29.6 million to $81.3 million in 2003 as compared to $110.9 million in 2002 and $180.8 million in 2002. Interest-bearing liabilities repricing in the lower rate environment caused the rate paid on average interest-bearing deposits to fall by 71 basis points to 1.69% in 2003 and by 158 basis points to 2.40% in 2002. The lower interest rates paid on customer deposits and borrowed funds accounted for $33.8 million and $65.5 million, respectively, of the decrease in 2003 and 2002 interest expense as compared to the preceding year.

Average interest-bearing liabilities for 2003 increased by $201.8 million, or 4.4%, to $4,821.6 million. In 2002, average interest-bearing liabilities increased by $71.5 million, or 1.6%. The mix of average deposits in 2003 and 2002 saw a shift from high-cost time deposits to less expensive transactional deposits. This shift resulted in lower interest expense for 2003 and 2002 of $25.3 million and $52.9 million, respectively. As discussed in the subsequent section entitled “Funding and Liquidity Management” commencing on page 34 of this Form 10-K, the repositioning of deposit balances was influenced by pricing and promotional strategies as well as customer liquidity preferences given the prevailing interest rate and economic climate.

Tax equivalent net interest margin was 3.99% in 2003 as compared to 4.28% in 2002. Net interest margin declined during the second half of 2002 as a greater volume of earning assets began to reprice in the stable, low interest rate environment that existed for most of 2002 and throughout 2003. In part, the speed of decline was also accelerated by the impact of refinance related prepayments on mortgage-backed securities and certain measures taken by management to better insulate net interest income and margin from the potential of future rising interest rates. The section entitled “Qualitative and Quantitative Disclosures About Market Risk,” commencing on page 40, describes the measures taken during the year and discusses the techniques used to manage the volatility and other factors that affect net interest margin and net interest income.

Noninterest Income

Noninterest income, exclusive of security gains, (losses) on the early extinguishment of debt, and gains realized from branch divestitures, increased by 9.1% in 2003 from 2002, following a decrease of 2.3% in 2002. All major categories increased in 2003, except for corporate owned life insurance income. In 2002, the lower interest rate environment, as well as weakened debt and equity markets, negatively impacted market-sensitive revenue streams, such as trust revenue, corporate owned life insurance, and investment product fees derived from third party mutual funds and annuities. These declines were partly offset by greater revenues derived from increased service charges on deposit accounts.

The following table analyzes the components of noninterest income for the years 2001 through 2003.

Table 4

Noninterest Income Analysis

(Dollar amounts in thousands)

				% Change
	2003	2002	2001	2003-2002	2002-2001
Service charges on deposit accounts	$27,924	$25,362	$24,148	10.1	5.0
Trust and investment management fees	10,810	10,309	10,445	4.9	(1.3)
Other service charges, commissions, and fees	15,772	14,023	15,126	12.5	(7.3)
Card-based fees	8,336	7,895	7,452	5.6	5.9
Corporate owned life insurance	5,059	6,728	8,190	(24.8)	(17.9)
Other income	4,671	2,214	2,715	111.0	(18.5)

Subtotal	72,572	66,531	68,076	9.1	(2.3)
Security gains, net	2,988	460	790	N/M	N/M
Net (losses) on early extinguishment of debt	(6,025)	—	—	N/M	N/M
Net gain from branch divestitures	4,635	—	—	N/M	N/M

Total noninterest income	$74,170	$66,991	$68,866	10.7	(2.7)

N/M – Not meaningful.

Service charges on deposit accounts represent the largest component of noninterest income and consists of fees on both interest-bearing and noninterest-bearing deposit accounts and fees related to checks drawn upon retail customer accounts with insufficient funds (“NSF fees”). Service charges on deposit accounts include both hard dollar charges and charges assessed through account analysis, which are reduced by earnings credits indexed to a short-term U.S. Treasury yield and applicable to business deposit accounts only. Service charges on deposit accounts increased $2.6 million, or 10.1%, as compared to 2002. The $2.6 million increase in 2003 is primarily attributable to $2.1 million in higher revenue resulting from an increase in items drawn on customer accounts with insufficient funds. Further contributing to the increase are higher service charges on business checking accounts due to greater transaction volumes combined with lower earnings credit paid thereon. The increase of $1.2 million in 2002 over 2001 was attributable to an increase in NSF fees as well as increases in service charges on business checking accounts.

The Company provides trust and investment management services to its customers, acting as executor, administrator, trustee, agent, and in various other fiduciary capacities for client accounts. By merging its stand-alone trust company into the Bank in 2001, the Bank is able to generate a more seamless integrated delivery of trust, investment management, and fiduciary services to its more extensive commercial and personal client base. The amount of trust and investment management fees generally correlates to the amount of total assets under management, as well as conditions in the equity and debt markets, as fees on certain accounts are based on market value. Improved equity markets and strong sales efforts in 2003 helped increase the amount of assets under management. Assets under management and in nondiscretionary custody accounts totaled $2.2 billion at December 31, 2003, up 13.9% as compared to $1.9 billion at December 31, 2002. In 2002, the decline in fees was principally a result of a decline in the equity markets.

Increases in other service charges, commissions, and fees in 2003 were driven primarily by increases in commissions on mortgage loan sales and sales of annuity, insurance, and investment products. In 2002, declines resulted from decreases in market-sensitive official check commissions, insurance premiums earned, and alternative investment revenues, partly offset by an increase in commissions on mortgage loan originations. The design of the insurance product offering in 2002 resulted in fewer insurance premiums earned as compared to that in 2001.

Card-based fees consist of debit and credit card interchange fees charged for processing signature-based transactions as well as various fees charged on both customer and non-customer automated teller machine (“ATM”) and point-of-sale transactions processed through the ATM networks. Card-based fees increased $441 thousand in 2003 following a similar increase of $443 thousand in 2002 from 2001. The increase in both 2003 and 2002 is attributable to higher volumes in debit card and point-of-sale transactions and reflects accelerated growth in debit card acceptance as the payment of choice over checks and cash. As a result of the settlement in 2003 of the antitrust litigation brought against VISA USA, Inc, by various retail merchants, effective January 2004, merchants may refuse to accept signature-based debit card transactions, which may result in a reduction in interchange income for 2004. At this time, it is not possible to accurately predict the magnitude of this reduction since it will be driven by the individual practices and policies of the point-of-sale merchant. Management does not expect the impact of this reduction to be material.

The Company owns life insurance policies that insure the lives of certain Company officers. The Company is the beneficiary under these corporate owned life insurance (“COLI”) policies and uses the proceeds from the policies to offset the costs of certain employee benefits. At December 31, 2003 and 2002 the Company held COLI policies with a total value of $146.4 million and $141.4 million, respectively, with six national insurance carriers, all of whom were rated in the top ranking levels by insurance carrier rating agencies.

COLI income represents the increase in cash surrender value (“CSV”) of the policies, net of any premiums paid. The increase in CSV is primarily attributable to earnings credited to the policies, based on investments made by the insurers. Under applicable tax law, this increase in CSV is not subject to federal taxation. The tax equivalent yield on the COLI was 6.1%, 6.8%, and 9.4% at December 31, 2003, 2002, and 2001 respectively. The decline in yield since 2001 reflects a reduction in the earnings on investments made by the insurer and credited to the policies, which resulted primarily from shortening the maturity of those investments. As market rates increase, the flexibility exists to lengthen the maturity of the investments and improve performance.

Other income increased by 111.0% in 2003 following an 18.5% decrease in 2002 from 2001. The increase in 2003 was due to the receipt of $1.2 million from the settlement of litigation initiated by the Company in 1998 and $1.1 million in proceeds related to the liquidation of a former demutualized carrier of corporate owned life insurance. The reduction in other income in 2002 was due to certain nonrecurring activities in 2001.

Net security gains realized in 2003 totaled $3.0 million as compared to $.5 million in 2002, while 2003 also reflects $6.0 million in losses attributed to the early extinguishment of debt. These activities were part of the previously discussed balance sheet restructuring initiatives. Additionally, in 2003 the Company recognized a $4.6 million gain on the divesture of two branches in rural Streator, Illinois. Combined, these gains and losses increased noninterest income by $1.1 million.

Noninterest Expense

Noninterest expense totaled $149.5 million in 2003 as compared to $148.1 million in 2002 and $145.4 million in 2001. Table 5 analyzes the components of noninterest expense for the years 2001 through 2003.

Table 5

Noninterest Expense Analysis

(Dollar amounts in thousands)

				% Change
	2003	2002	2001	2003-2002	2002-2001
Compensation expense:
Salaries and wages	$64,736	$61,834	$60,089	4.7	2.9
Retirement and other employee benefits	18,650	17,716	15,308	5.3	15.7
Temporary personnel expense	898	1,076	1,383	(16.5)	(22.2)

Total compensation expense	84,284	80,626	76,780	4.5	5.0
Net occupancy expense	14,508	14,298	14,353	1.5	(0.4)
Equipment expense	7,979	7,769	7,644	2.7	1.6
Technology and related costs	8,913	9,796	10,186	(9.0)	(3.8)
Professional services	6,623	6,627	6,270	(0.1)	5.7
Advertising and promotions	4,563	4,195	3,314	8.8	26.6
Other expenses	22,582	24,741	26,809	(8.7)	(7.7)

Total noninterest expense	$149,452	$148,052	$145,356	0.9	1.9

Average full-time equivalent (FTE) employees.	1,540	1,525	1,531

Efficiency ratio	48.3%	48.2%	49.7%

Salaries and wages increased by 4.7% in 2003 following an increase of 2.9% in 2001. The Company’s staffing levels on a full-time equivalent basis were fairly constant for the years 2001 through 2003, but are expected to increase in 2004 as a result of the CoVest Acquisition. The year over year increases in salaries and wages resulted from a combination of annual merit increases and a higher level of commissions associated with mortgage origination and sales activity. The 2003 increase in retirement and employee benefits was primarily due to increased pension costs resulting from changes made in actuarial assumptions, while the 2002 increase resulted from higher health care and retirement plan contributions. Further discussion of the Company’s retirement plans can be found in Note 16 of “Notes to Consolidated Financial Statements” commencing on page 67 of this Form 10-K.

Net occupancy expense increased by 1.5% in 2003 from 2002 following a decrease of 0.4% in 2002 from 2001. The 2003 increase is associated with higher utilities, property taxes and rental expense. The 2002 decrease is primarily due to lower utilities expense and other seasonal costs resulting from favorable weather conditions in addition to the elimination of operating costs associated with three smaller branch office closings in the prior year. Equipment expense increased by 2.7% in 2003 following an increase of 1.6% in 2002. The 2003 increase in equipment expense is primarily related to higher software maintenance costs and technology related purchases, offset in part by a reduction in depreciation expense. The 2002 increase is attributable to higher depreciation costs on new assets placed in service and greater non-capitalized equipment expenditures.

Technology and related costs include expenses related to core bank data processing, trust, network communications, and other external processing systems. This category decreased by 9.0% in 2003 from 2002 and by 3.8% in 2002 from 2001. The 2003 decrease resulted from costs savings achieved from bringing “in-house” the backroom operation of the items processing function, effective August 2003. The 2002 decrease is principally due to cost savings achieved from a change in voice and data circuits provider.

Professional services remained flat in 2003 following an increase of 5.7% in 2002. Professional fees in 2003 included higher audit fees from expanded services and personnel recruitment costs as well as fees associated with obtaining credit ratings pursuant to the issuance of trust-preferred subordinated debt. The increase in 2002 was predominately due to consulting services related to enhancing retail target marketing strategies, as well as greater loan related costs associated with increased home equity loan volume, and was partially offset by lower personnel recruitment costs and cost savings in regulatory exam fees in connection with the Bank’s 2001 conversion from a national bank to an Illinois state chartered bank.

Advertising and promotions expense increased by 8.8% in 2003 following an increase of 26.6% in 2002. After recouping the expenses associated with the litigation referred to in the discussion of other noninterest income, the net proceeds of $750 thousand were contributed to First Midwest Charitable Foundation, a not-for-profit foundation concentrating on serving charitable organizations within the communities served by the Company. A decrease in promotions in 2003 from 2002 partially offset this contribution to result in a $368 thousand net increase for 2003. The 2002 increase resulted from a return to more normalized expense levels as compared to 2001, as well as costs associated with participation in community development projects.

Other expenses decreased 8.7% in 2003 as compared to 2002 after decreasing 7.7% in 2002 as compared to 2001. Other expenses include various categories such as freight and courier costs, merchant credit card expense, supplies and printing, and telephone expense incurred in the day-to-day operations of the Company. The decrease in 2003 resulted from reductions in other real estate owned expense, other intangibles amortization, and postage expense. The 2002 decrease is primarily reflective of the cost containment measures embraced throughout the Company and the elimination of $2.2 million in goodwill amortization due to the adoption of the Financial Accounting Standards Board Statement (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which ceased the amortization of goodwill. Further discussion of the adoption of SFAS No. 142 and the impact on the Company is included in Notes 1 and 8 of “Notes to the Consolidated Financial Statements” commencing on pages 47 and 58, respectively, of this Form 10-K.

Income Taxes

The Company’s provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 2001 through 2003 are detailed in Table 6.

Table 6

Income Tax Expense Analysis

(Dollar amounts in thousands)

	2003	2002	2001
Income before income tax expense	$123,667	$122,283	$108,806
Income tax expense	$30,889	$32,133	$26,668
Effective income tax rate	25.0%	26.3%	24.5%

The Company’s accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in Notes 1 and 15 of “Notes to Consolidated Financial Statements” commencing on pages 47 and 66, respectively, of this Form 10-K. In accordance with such policies, the Company records income tax expense (benefits) in accordance with SFAS No. 109, “Accounting for Income Taxes”. Pursuant to SFAS No. 109, the Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Net deferred tax liabilities totaling $9.3 million at December 31, 2003 are recorded in other liabilities in the accompanying Consolidated Statements of Condition.

Under SFAS No. 109, a valuation allowance must be established for any deferred tax asset for which recovery or settlement is unlikely. In assessing whether a valuation allowance is required, the Company considers the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Based on this assessment, the Company has determined that a valuation allowance is not required for any of the deferred tax assets it has recorded.

The changes in effective income tax rate reflected in the table above are primarily attributable to changes in tax-exempt income. The reduction in the 2003 effective tax rate was principally driven by greater tax-exempt income in 2003 as compared to 2002 and is a result of state and municipal securities purchases made during the year. The increase in the effective tax rate in 2002 as compared to 2001 was due to a reduction in income from state and municipal securities and from bank owned life insurance, which decreased as a result of maturities and declining interest rates.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO MANAGEMENT

The investment portfolio is managed to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in interest rates. The following table sets forth the year-end carrying value of securities for the last three years.

Table 7

Composition of Investment Portfolio

(Dollar amounts in thousands)

	As of December 31,
	2003		2002		2001
	Amount	% of Total	Amount	% of Total	Amount	% of Total
By Type:
U.S. Treasury	$1,376	0.1	$1,705	0.1	$2,211	0.1
U.S. Agency	219,580	9.5	201,883	9.6	70,521	3.8
Collateralized Mortgage Obligations	902,221	39.3	867,080	41.5	806,414	43.3
Other Mortgage-Backed Securities	261,462	11.4	282,660	13.5	355,325	19.1
State and Municipal	825,674	35.9	641,529	30.7	542,626	29.2
Other	86,783	3.8	96,742	4.6	83,737	4.5

Total	$2,297,096	100.0	$2,091,599	100.0	$1,860,834	100.0

By Classification:
Available for sale	$2,229,650	97.1	$2,021,767	96.7	$1,795,250	96.5
Held to maturity	67,446	2.9	69,832	3.3	65,584	3.5

Total	$2,297,096	100.0	$2,091,599	100.0	$1,860,834	100.0

The maturity distribution and average yields, on a tax equivalent basis, of the securities available for sale portfolio at December 31, 2003 are presented in Table 8.

Table 8

Securities Available for Sale

Maturity Distribution and Portfolio Yields

(Dollar amounts in thousands)

	As of December 31, 2003
	U.S. Agency	Collateralized Mortgage Obligations (1)	Other Mortgage- Backed Securities (1)	State and Municipal (2)	Other	Total
One year or less:
Market Value	$201,438	$236,235	$54,547	$8,015	$74,235	$574,470
Amortized Cost	201,440	236,177	53,321	7,592	78,814	577,344
Yield (%)	1.64%	3.86%	6.23%	6.67%	4.02%	3.36%
One year to five years:
Market Value	17,966	506,721	122,889	294,749	469	942,794
Amortized Cost	17,966	506,596	120,127	274,148	469	919,306
Yield (%)	3.17%	4.01%	6.01%	7.33%	6.00%	5.25%
Five years to ten years:
Market Value	—	134,788	49,204	277,169	6,032	467,193
Amortized Cost	—	134,755	48,098	257,753	6,518	447,124
Yield (%)	—	4.05%	5.68%	6.79%	6.00%	5.83%
After ten years:
Market Value	—	24,477	34,822	179,847	6,047	245,193
Amortized Cost	—	24,470	34,040	167,248	6,047	231,805
Yield (%)	—	3.76%	5.58%	6.51%	7.25%	6.10%

Total:
Market Value	$219,404	$902,221	$261,462	$759,780	$86,783	$2,229,650
Amortized Cost	$219,406	$901,998	$255,586	$706,741	$91,848	$2,175,579
Yield (%)	1.77%	3.97%	5.94%	6.93%	4.38%	4.96%

(1)	The maturity distributions of mortgaged-backed securities are based upon estimated future cash flows and prepayments. Actual maturities of the securities may differ from that reflected in the table.

(2)	Yields on state and municipal securities are reflected on a tax equivalent basis, assuming a federal tax rate of 35%.

Securities that the Company believes could be sold prior to maturity in order to manage interest rate, prepayment, or liquidity risk are classified as securities available for sale and are carried at fair market value. Unrealized gains and losses on this portfolio segment are reported on an after-tax basis as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income.

At December 31, 2003 and 2002, the after-tax unrealized net gain on the securities available for sale portfolio totaled $33.0 million and $40.0 million, respectively. The unrealized net appreciation or depreciation on this portfolio represents the difference, net of taxes, between the aggregate cost and market value of the portfolio. This balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate market value of the portfolio.

At December 31, 2003, the available for sale securities portfolio totaled $2,229.7 million compared with $2,021.8 million at December 31, 2002. Approximately 52% of the portfolio is comprised of mortgage-backed securities as compared to 58% and 66%, respectively, at year-end 2002 and 2001. The effective duration on the entire portfolio, used in this context to represent the estimated percentage change in the market value of the securities portfolio given a 100 basis point change up or down in the level of interest rates, increased from 1.28% as of year-end 2002 to 2.75% in 2003 as refinance-related cash flows stemming from mortgage rates at 40-year lows were reinvested. In 2002, the effective duration of 1.28% reflected the anticipation of accelerated prepayments speeds in 2003 given the historically low level of mortgage rates. As a result, 2003’s reinvestment of actual cash flows was made, in comparison to 2002, into longer-term investments and had the effect of increasing the effective duration in 2003. In addition, the increase in mortgage rates in fourth quarter 2003 had the effect of creating the expectation for slower prepayment speeds in 2004 and further increasing portfolio duration.

The slightly higher level of interest rates at the end of 2003 as compared with 2002 decreased the pre-tax unrealized gain (representing the difference between the total portfolio amortized cost and market value) in the securities available for sale portfolio at December 31 from $65.6 million at year-end 2002 to $54.1 million at year-end 2003. The level of unrealized gains gives the Company the flexibility to either extend portfolio duration and receive higher yields or shorten duration and realize security gains as market opportunities present themselves in 2004.

The maturity distribution and average yields, on a tax equivalent basis, of the securities held to maturity portfolio as of December 31, 2003 are presented in Table 9.

Table 9

Securities Held to Maturity

Maturity Distribution and Portfolio Yields

(Dollar amounts in thousands)

	As of December 31, 2003
	U.S. Treasury	U.S. Agency	State and Municipal (1)	Other	Total
One year or less:
Market Value	$1,027	$—	$21,227	$—	$22,254
Amortized Cost	1,026	—	21,205	—	22,231
Yield (%)	1.10%	—	4.80%	—	4.63%
One year to five years:
Market Value	350	176	23,483	—	24,009
Amortized Cost	350	176	23,459	—	23,985
Yield (%)	1.84%	1.36%	6.93%	—	6.81%
Five years to ten years:
Market Value	—	—	5,763	—	5,763
Amortized Cost	—	—	5,757	—	5,757
Yield (%)	—	—	9.79%	—	9.79%
After ten years:
Market Value	—	—	15,488	—	15,488
Amortized Cost	—	—	15,473	—	15,473
Yield (%)	—	—	3.92%	—	3.92%

Total:
Market Value	$1,377	$176	$65,961	$—	$67,514
Amortized Cost	$1,376	$176	$65,894	$—	$67,446
Yield (%)	1.29%	1.36%	5.79%	—	5.68%

(1)	Yields on state and municipal securities are reflected on a tax equivalent basis, assuming a federal tax rate of 35%.

Securities that the Company has the ability and intent to hold until maturity are classified as securities held to maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. The Company has no trading account securities.

Securities Gains, Net - Net gains on sales of securities increased in 2003 to $3.0 million as compared to $0.5 million in 2002 and $0.8 million in 2001. The gains in 2003 occurred primarily as part of management’s previously discussed balance sheet restructuring initiatives. The gains in 2002 resulted primarily from the sale of short-maturity securities in which the Company felt the gains fully discounted any future interest rate movements.

LOAN PORTFOLIO AND CREDIT QUALITY

Loans are the Company’s principal source of revenue. The Company’s revenue from lending activities is primarily represented by interest income, but it also includes loan origination and commitment fees (net of related costs) and earned discounts on consumer loans. The accounting policies underlying recording of loans in the Consolidated Statements of Condition and the recognition and/or deferral of interest income and fees (net of costs) arising from lending activities are included in Notes 1 and 5 of “Notes to Consolidated Financial Statements” commencing on pages 47 and 56, respectively, of this Form 10-K.

Portfolio Composition

The Company’s historical strategy has been to distribute its loan portfolio approximately evenly among the categories of commercial and industrial (including agricultural), consumer (including real estate 1-4 family) and real estate (both commercial and construction). The Company also looks to maintain a diversified portfolio of corporate loans (commercial and industrial, agricultural, commercial real estate and real estate construction) that minimizes exposure to any particular industry segment. This type of diversification spreads the risk and reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.

It is the Company’s policy to concentrate its lending activities in the geographic areas it serves, generally lending to consumers and small to mid-sized businesses from whom deposits are gathered in the same market areas, with the primary concentration being the Chicago suburban banking market. Although the Company’s legal lending limit approximates $104.1 million, the largest loan outstanding to one borrower at year-end 2003 was approximately $19.7 million, with only 15 borrowers having aggregate loans in excess of $10 million. In terms of both loans made and commitments to extend credit, the Company’s largest exposure to a single borrower is $30.0 million and to a group of related companies comprising a single relationship is $38.7 million. The Company had 18 credits in the portfolio where total commitments to extend credit to a single borrower relationship exceed $20 million.

The following table summarizes the total loans outstanding, and their percent of the loan portfolio, as of the end of the last five years.

Table 10

Loan Portfolio

(Dollar amounts in thousands)

	As of December 31,
	2003	% of Total	2002	% of Total	2001	% of Total	2000	% of Total	1999	% of Total
Commercial and industrial	$1,052,117	25.9	$897,845	26.4	$827,281	24.5	$817,208	25.3	$780,500	26.3
Agricultural	94,983	2.3	91,381	2.7	87,188	2.6	67,736	2.1	56,852	1.9
Real estate - commercial	1,393,420	34.3	1,019,989	29.9	998,857	29.6	900,781	27.9	834,852	28.2
Real estate - construction	453,429	11.2	344,509	10.1	314,993	9.4	272,647	8.4	189,018	6.4

Subtotal –corporate loans	2,993,949	73.7	2,353,724	69.1	2,228,319	66.1	2,058,372	63.7	1,861,222	62.8
Consumer	895,588	22.1	914,820	26.8	947,246	28.1	924,189	28.6	847,997	28.6
Real estate – 1-4 family	170,245	4.2	138,302	4.1	196,741	5.8	250,635	7.7	253,268	8.6

Total	$4,059,782	100.0	$3,406,846	100.0	$3,372,306	100.0	$3,233,196	100.0	$2,962,487	100.0

Growth vs. prior year–end	19.2%		1.0%		4.3%		9.1%		11.2%

Total loans for the year ended December 31, 2003 were 19.2% higher than for 2002 primarily due to loans acquired as part of the CoVest Acquisition. Excluding the $530.8 million in loans the Company acquired from CoVest, total loans increased approximately 3.6% over 2002, with all loan categories experiencing growth except for 1-4 family real estate and indirect consumer lending. Total loans in 2002 grew 1.0% over 2001, with all loan categories experiencing growth except 1-4 family real estate and consumer lending. Excluding 1-4 family real estate loans, total loans at year-end 2001 grew by 6.5%.

Commercial and industrial loans are diversified among industries and include loans to manufacturers, wholesalers, retailers, and service businesses. Consistent with the Company’s emphasis on relationship banking, most of these credits represent core, multi-relationship customers of the Company who usually also maintain deposit relationships and use other Company banking services, such as cash management. Table 11 on page 28 of this Form 10-K provides a breakout of the Company’s corporate loan portfolio, including commercial and industrial loans, by industry segment and illustrates the diversity and granularity of the portfolio. Table 12 on page 28 of this Form 10-K summarizes the portfolio’s maturities and interest rate sensitivity.

Commercial and industrial loans totaled $1,052.1 million at December 31, 2003, as compared to $897.8 million at December 31, 2002 for an increase of $154.3 million, or 17.2%. Although the CoVest Acquisition contributed $50.3 million, or 5.6%, of the current year increase in commercial loans, the 2003 increase is principally due to a combination of loans made to new customers as well as increased outstandings to existing customers drawing on established lines of credit. As illustrated in Table 10, above, commercial and industrial loans have increased every year since 1999. This favorable trend reflects the Company’s interdisciplinary approach to commercial lending, as well as the Company’s tenure in its markets and in-depth client knowledge. As a result of improving economic conditions, the Company has experienced, and anticipates continuing, expansion in the markets it serves, particularly in the north and southeast Chicago suburban markets. Current commercial pipelines are positive, and the Company expects that a continued expansion would generate a demand for additional loan growth.

Real estate commercial loans, which increased by 36.6%, or $373.4 million, in 2003, represent income-producing commercial property loans, multi-unit residential mortgages, and commercial real estate mortgages. Of the $373.4 million increase, $356.7 million represents loans acquired from CoVest. Of the commercial real estate loans acquired from CoVest, 77.2% represent multi-family loans made to real estate companies and individual investors to finance or refinance apartment buildings. CoVest had developed a strong niche in this type of lending emphasizing adjustable rate yields and strong credit characteristics. These loans are concentrated in the metropolitan and north suburban Chicago area and typically represent apartment buildings ranging in size from five units up to twenty-four units, although larger projects may range up to 100 units or more. The Company feels that this type of lending helps diversify its existent, strong commercial and multifamily development real estate platform and affords a continuing opportunity for growth. Further analysis of the consumer nature of this portfolio may see it reclassified to the retail category for policy purposes.

Excluding the amount of CoVest loans, real estate commercial loans increased by 1.6% in 2003, as compared to 2003, reflecting the impact of higher prepayments and the 2003’s softer commercial real estate market. Growth in this category slowed following larger increases in this category during 2001 and 2000, which, at that time, were reflective of the continuing significant demand for commercial properties in the suburban Chicago market.

Real estate construction loans grew by $108.9 million, or 31.6%, in 2003. These are primarily single-family and multi-family residential and non-residential projects located in the Company’s primary markets. Real estate construction loans are a profitable line of lending for the Company due to the higher level of interest rates and fees earned on such loans as compared to other loan categories and the favorable loss experience on these loans. Approximately 50% of the 2003 increase was due to the acquisition of CoVest. In addition, the loan growth experienced in 2002 and 2003 primarily resulted from continued strong demand for single-family and 1-4 family residential construction in the Chicago banking market.

The strength of the suburban Chicago real estate market over the past several years enabled real estate commercial and construction lending to grow to over one-third of the Company’s total loans. Real estate commercial and construction lending has been an area of specialty for the Company since its formation in 1983. The combination of seasoned, long-time borrowers, experienced senior lending officers, management’s focus on market fundamentals, and a stringent underwriting process has given the Company a competitive market advantage. These factors and a balanced exposure to any particular industry segment have reduced the Company’s exposure to loss through periods of economic downturn. The Company’s loan loss experience for these two categories of lending is detailed in Table 13 on page 31 of this Form 10-K.

Consumer loans decreased $19.2 million, or 2.1%, in 2003. These loans consist of loans made directly to individuals for various personal purposes, as well as indirect installment loans represented mainly by automobile financings acquired from dealerships in the Company’s primary markets. The decline in indirect lending has been significantly influenced by lower lending volumes, accelerated prepayments, and pricing competition resulting from zero percent financing promotions offered by automobile manufacturers. This category also includes direct home equity loans and other direct installment loans. The mix of credits within this lending category has shifted. Since the start of 2002, promotional sales have increased home equity line balances by approximately $66.9 million, or 24.2%, in 2003 and $66.2 million, or 31.6%, in 2002 and effectively offset declines in indirect consumer loans.

Real estate 1-4 family loans are comprised predominately of owner occupied residential properties. The Company offers mortgage products through its branch network, but all administrative activities, including servicing, are outsourced to a third party vendor. The Company earns commissions from the origination of mortgage loans, which are then either retained for portfolio or sold in the secondary market by the outsourcing vendor. Real estate 1-4 family loans totaled $170.2 million as of December 31, 2003 and increased by 23.1% over 2002 following a decrease of 29.7% in 2002 from 2001, due primarily to the acquisition of $52.3 million in loans from CoVest. Excluding these loans, real estate 1-4 family decreased by 14.7% compared to 2002 due to the accelerated level of refinancing. Since 2001, the Company has elected not to retain a majority of its mortgage loan origination production in its portfolio, thereby accounting for the approximate 29.7% decrease in 2002 and the 21.5% decrease in 2001.

Distribution of Corporate Loans By Industry

Table 11 summarizes the Company’s ten largest industry segments for the corporate loan portfolio as of December 31, 2003 and 2002. Portfolio analysis by industry segment provides useful insight as to credit exposure to any particular industry or market segment. The effectiveness of such analysis, however, is limited to the extent that classification by segment requires that allocation of a customer’s aggregate loans outstanding be based upon the nature of the borrower’s ongoing business activity as opposed to the purpose of the collateral underlying an individual loan. To the extent that a borrower’s underlying business activity changes, classification differences will arise. As a result, the Company periodically reassesses and adjusts industry classifications.

Table 11

Corporate Loan Portfolio by Industry Segment (1)

(Dollar amounts in thousands)

	As of December 31,
	2003		2002
	Amount	% of Total	Amount	% of Total
Lessors of commercial real estate	$458,668	15.3	$431,844	18.4
Lessors of multifamily residential	325,798	10.9	61,664	2.6
Manufacturing trade	213,627	7.1	179,634	7.6
Residential building construction	190,915	6.4	115,995	4.9
Retailer trade	163,950	5.5	145,157	6.2
Wholesaler trade	163,499	5.4	149,046	6.3
Land subdivision and land development	140,407	4.7	147,824	6.3
Heavy construction and trade contractors	138,410	4.6	131,517	5.6
Agriculture, forestry, fishing, and hunting	137,239	4.6	143,517	6.1
Nonresidential building construction	115,622	3.9	118,750	5.0

Subtotal	2,048,135	68.4	1,624,948	69.0
All other segments	945,814	31.6	728,776	31.0

Total	$2,993,949	100.0	$2,353,724	100.0

(1)	Classified pursuant to the North American Industrial Classification System standard industry descriptions.

The Company believes its loan portfolio is diversified across industries and market segments. As of December 31, 2003, “Lessors of Commercial Real Estate” totaled $458.7 million, or 15.3%, of total corporate loans and was the largest industry segment. This segment increased by $26.8 million, or 6.2%, from 2002. These segments are diversified among industries and by the tenants who are both owner-occupiers of the real estate or third party lessees. Consequently, industry risk is further diversified within this segment. In addition, 2003 reflects the increase of loans made to “Lessors of Multi-family Residential Real Estate” primarily due to the acquisition of CoVest

Maturity and Interest Rate Sensitivity of Corporate Loans

Table 12 summarizes the maturity distribution of the Company’s corporate loan portfolio as of December 31, 2003 as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 12

Maturities and Sensitivities of Corporate Loans to Changes in Interest Rates

(Dollar amounts in thousands)

	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial, industrial, and agricultural	$706,559	$409,593	$30,948	$1,147,100
Real estate - commercial	289,071	893,820	210,529	1,393,420
Real estate - construction	310,981	137,187	5,261	453,429

Total	$1,306,611	$1,440,600	$246,738	$2,993,949

Loans maturing after one year:
Predetermined (fixed) interest rates		$843,852	$64,128
Floating interest rates		596,748	182,610

Total		$1,440,600	$246,738

Credit Quality Management and Reserve for Loan Losses

The Company’s loan portfolios are subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, which limits exposure to any single industry or customer. Similarly, credit risk is also addressed through the establishment of a thorough system of internal controls, including standard lending and credit policies, underwriting criteria and collateral safeguards. The Company monitors and implements its formal credit policies and procedures and continues to evaluate the quality, trends, collectibility, and collateral protection within the loan portfolio. The Company’s policy and procedures are reviewed and modified on an ongoing basis in order manage risk as conditions change and new credit products are offered.

The Company’s credit administration policies include a comprehensive loan rating system. The internal loan review staff annually reviews at least 70% of all corporate loans and commitments and all new loans and commitments in excess of $1 million. Account officers are vested with the responsibility of monitoring their customer relationships and act as the first line of defense in determining changes in the loan ratings on credits for which they are responsible. The Company believes that any significant change in the overall quality of the loan portfolio will be reflected by these loan ratings within this monitoring system.

The Company’s senior managers actively review those loans that require some form of remediation. Those loans are reviewed at regular quarterly meetings between the credit administration staff and the account officers, and action plans are developed to either remedy any emerging problem loans or develop a specific plan for removing such loans from the portfolio. Such periodic reviews are then escalated for review by senior executive officers, including the Chief Executive Officer. During times of economic duress, the Company has increased the frequency of these meetings.

The Company maintains a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for any impaired commercial, real estate commercial, and real estate construction loan for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience; and (iii) general reserves maintained to cover uncertainties that affect management’s estimate of probable losses. Management evaluates the sufficiency of the reserve for loan losses based upon the combined total of the specific, historical loss and general components.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are discussed in Notes 1 and 6 of “Notes to Consolidated Financial Statements” commencing on pages 47 and 57, respectively, of this Form 10-K.

Table 13 shows the allocation of the reserve for loan losses by loan category, as well as charge-off and recovery information for the last 5 years. Table 14 offers expanded detail reflecting the allocation of the reserve for loan losses and as a percentage of total loans by category. During 2003, the Company expanded its reserve assessment to fully allocate its general reserve component to specific pools or groups of loans, thereby better linking its assessment of the underlying risks attributed to each loan category. To facilitate comparison, 2002’s allocation by category has been restated to reflect this change in methodology. Data presented for periods prior to 2001 was not restated due to the absence of sufficient, comparable data.

As of December 31, 2003, the reserve for loan losses totaled $56.4 million as compared to $47.9 million and $47.8 million at the end of 2002 and 2001, respectively. The ratio of reserve for loan losses to total loans at year-end 2003 was 1.39%, down from 1.41% at year-end 2002 and 1.42% at the end of 2001.

The 2003 increase in overall reserve is due to the purchase of $7.2 million of loan loss reserves and $531 million in loans from CoVest on December 31, 2003. As detailed in Table 14, the acquired loan loss reserves represented 1.36% of the loans purchased. As a part of its due diligence process, the Company undertook a thorough review and assessment of CoVest’s written underwriting practices, loan origination procedures, delinquent and problem loan classification, and remediation process. In addition, CoVest’s methodology, risk assessment practices, and the underlying components used in establishing the sufficiency of its reserve for loan losses were reviewed; and CoVest’s outsourced loan review function and the most recent regulatory examination findings were assessed. Based upon the results of this review, the Company believes the level of the acquired reserves to be adequately valued.

The provision for loan losses decreased in 2003 to $10.8 million compared to $15.4 million in 2002 and $19.1 million in 2001. The 2003 provision for loan losses exceeded the year’s net charge-offs by $1.3 million. Total loans charged off, net of recoveries, were $9.6 million, or 0.28% of average loans, in 2003 and $15.2 million, or 0.45% of average loans, in 2002.

Gross charge-offs declined in 2003 to $12.1 million from $18.2 million in 2002 and $19.3 million in 2001. The lower level of charge-offs in 2003 primarily benefited from a tightening of the underwriting standards for the indirect lending portfolio in

2001 as the economy weakened. In addition, the level of corporate charge-offs in 2002 and 2001 were elevated as the Company recognized the weakening economy and adopted an aggressive problem loan identification and charge-off strategy.

In 2003, allocation of the Company’s reserve to the commercial and industrial, real estate commercial, and real estate construction categories increased as compared to 2002, due in large part to comparatively higher exposures to single borrowers and portfolio growth amid concerns relative to the continuing level of economic weakness. The growth in the commercial reserve allocation was also caused by an increase in specific reserves relating to the higher level of impaired loans. Further, the increased reserve allocation to the real estate commercial and construction categories reflected the higher incremental reserve allocation for the loan portfolio acquired from CoVest. These category increases were partly offset by improved delinquency and charge-off trends in all corporate lending areas. Reserve allocations to the consumer loan portfolio decreased in relation to 2002 due to improved delinquency and charge-off trends.

Table 13

Reserve for Loan Losses and

Summary of Loan Loss Experience

(Dollar amounts in thousands)

	Years ended December 31,
	2003	2002	2001	2000	1999
Change in reserve for loan losses:
Balance at beginning of year	$47,929	$47,745	$45,093	$42,645	$43,290
Loans charged-off	(12,105)	(18,177)	(19,330)	(9,149)	(9,141)
Recoveries on loans previously charged-off	2,555	2,951	2,898	2,503	2,736

Net loans charged-off	(9,550)	(15,226)	(16,432)	(6,646)	(6,405)
Provisions charged to operating expense	10,805	15,410	19,084	9,094	5,760
Reserve of acquired bank	7,220	—	—	—	—

Balance at end of year	$56,404	$47,929	$47,745	$45,093	$42,645

Allocation of reserve for loan losses by loan category at December 31(1):
Commercial and industrial	$18,526	$14,012	$10,886	$10,193	$8,633
Agricultural	1,297	1,503	1,674	2,338	2,351
Real estate – commercial	15,704	12,390	2,600	4,957	5,332
Real estate – construction	6,286	4,722	1,459	1,472	841
Consumer	13,959	14,896	13,399	10,238	8,542
Real estate - 1-4 family	632	406	155	1,204	1,151
Other unallocated	—	—	17,572	14,691	15,795

Total	$56,404	$47,929	$47,745	$45,093	$42,645

Reserve as a percent of loans at year-end	1.39%	1.41%	1.42%	1.39%	1.44%

Loans charged-off:
Commercial and industrial	$(3,941)	$(4,967)	$(4,620)	$(2,560)	$(2,147)
Agricultural	(5)	(1,283)	(104)	—	(54)
Real estate – commercial	(317)	(591)	(3,119)	(159)	(513)
Real estate – construction	(750)	(1,123)	—	—	—
Consumer	(6,954)	(10,126)	(11,363)	(6,253)	(6,358)
Real estate - 1-4 family	(138)	(87)	(124)	(177)	(69)

Total	$(12,105)	$(18,177)	$(19,330)	$(9,149)	$(9,141)

Recoveries on loans previously charged-off:
Commercial and industrial	$547	$339	$363	$531	$568
Agricultural	1	22	1	—	14
Real estate – commercial	93	21	—	15	16
Real estate – construction	506	—	—	—	—
Consumer	1,408	2,569	2,534	1,957	2,137
Real estate - 1-4 family	—	—	—	—	1

Total	$2,555	$2,951	$2,898	$2,503	$2,736

Net loans charged-off:
Commercial and industrial	$(3,394)	$(4,628)	$(4,257)	$(2,029)	$(1,579)
Agricultural	(4)	(1,261)	(103)	—	(40)
Real estate – commercial	(224)	(570)	(3,119)	(144)	(497)
Real estate – construction	(244)	(1,123)	—	—	—
Consumer	(5,546)	(7,557)	(8,829)	(4,296)	(4,221)
Real estate - 1-4 family	(138)	(87)	(124)	(177)	(68)

Total	$(9,550)	$(15,226)	$(16,432)	$(6,646)	$(6,405)

Ratio of net loans charged-off to average loans outstanding for the period	0.28%	0.45%	0.49%	0.21%	0.23%

(1)	In 2003, the reserve assessment methodology was altered to fully allocate all components of the loan loss reserve by category with 2002 data being restated to reflect this change. For the years 1999 to 2001, the “other” component of the reserve represented that portion of the reserve based upon general factors, including recent net charge-off experience as well as economic and business conditions, but not allocated by category.

Table 14

Reserve for Loan Loss Allocation by Category

(Dollar amounts in thousands)

	Years ended December 31 (1)
	2003
	First Midwest Bank	Acquired	Total	2002
Commercial and industrial	$17,383	$1,143	$18,526	$14,012
Agricultural	1,297	—	1,297	1,503
Real estate – commercial	11,382	4,322	15,704	12,390
Real estate – construction	5,048	1,238	6,286	4,722
Consumer	13,606	353	13,959	14,896
Real estate - 1-4 family	468	164	632	406

Total	$49,184	$7,220	$56,404	$47,929

Total loans at year-end	$3,528,973	$530,809	$4,059,782	$3,406,846

Reserve as a percent of total loans
Commercial and industrial	0.49%	0.22%	0.46%	0.41%
Agricultural	0.04%	0.00%	0.03%	0.04%
Real estate - commercial	0.32%	0.81%	0.39%	0.36%
Real estate - construction	0.14%	0.23%	0.15%	0.14%
Consumer	0.39%	0.07%	0.34%	0.44%
Real estate - 1-4 family	0.01%	0.03%	0.02%	0.01%

Total	1.39%	1.36%	1.39%	1.41%

(1)	In 2003, the reserve assessment methodology was altered to fully allocate all components of the loan loss reserve by category with 2002 data being restated to reflect this change.

Nonperforming Assets

Nonperforming assets includes: (1) loans for which the accrual of interest has been discontinued; (2) loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower’s financial condition; and (3) real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion on the Company’s policy on accrual of interest on loans see Note 1 of “Notes to Consolidated Financial Statements” commencing on page 47 of this Form 10-K.

Loans past due 90 days and still accruing interest are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.

The following table summarizes nonperforming assets and past due loans for the past five years as well as certain information relating to interest income on nonaccrual loans outstanding during 2003.

Table 15

Nonperforming Assets and Past Due Loans

(Dollar amounts in thousands)

	Years ended December 31,
	2003	2002	2001	2000	1999
Nonaccrual loans:
Commercial and industrial	$5,817	$3,986	$8,181	$6,407	$6,456
Agricultural	169	241	1,420	33	940
Real estate commercial	1,823	4,096	1,737	7,694	8,934
Real estate construction	4,331	1,000	1,903	397	187
Consumer	1,516	1,803	1,796	2,043	748
Real estate 1-4 family	2,274	1,399	1,810	3,275	3,013

Total nonaccrual loans	15,930	12,525	16,847	19,849	20,278
Restructured loans	7,137	—	—	—	—

Total nonperforming loans	23,067	12,525	16,847	19,849	20,278
Foreclosed real estate	5,812	5,496	3,630	1,337	1,157

Total nonperforming assets	$28,879	$18,021	$20,477	$21,186	$21,435

90 days past due loans (still accruing interest)	$3,384	$3,307	$5,783	$7,045	$5,286

Nonperforming loans to total loans	0.57%	0.37%	0.50%	0.61%	0.68%
Nonperforming assets to total loans plus foreclosed real estate	0.71%	0.53%	0.61%	0.65%	0.72%
Nonperforming assets to total assets	0.42%	0.30%	0.36%	0.36%	0.39%
Reserve for loan losses as a percent of:
Total loans at year-end	1.39%	1.41%	1.42%	1.39%	1.44%
Nonperforming loans	245%	383%	283%	227%	210%

The effect of nonaccrual loans on interest income for 2003 is presented below:

2003
Interest which would have been included at the normal contract rates	$951
Interest included in income during the year	(192)

Interest income not recognized in the financial statements	$759

Nonperforming assets at December 31, 2003 totaled $28.9 million, compared with $18.0 million at year-end 2002 and $20.5 million in 2001, representing .71% of total loans and foreclosed real estate as of December 31, 2003, up from .53% for the year ended December 31, 2002 and .61% for 2001. Included in nonperforming assets at December 31, 2003 are $7.1 of restructured loans, representing two credits that were renegotiated to current market terms during second quarter 2003. Of this total, $4.1 million continues to accrue interest at December 31, 2003 and the remaining $3.0 million continues to record cash payments received as reductions to principal only. These loans are expected to return to performing status by the end of the first quarter of 2004 as a result of sustained borrower performance under the restructured terms. At December 31, 2003, the Company did not have any commitments to lend additional funds to borrowers with restructured loans.

Nonaccrual loans at December 31, 2003 totaled $15.9 million, compared with $12.5 million and $16.8 million at year-end 2002 and 2001, respectively. The $3.4 million increase in total nonperforming loans in 2003 reflected an increase of $5.2 million in nonperforming commercial and industrial and real estate construction loans partially offset by a decrease of $2.3 million in real estate commercial. The increase in nonperforming commercial and industrial and real estate construction loans was principally due to $4.9 million of nonaccruing loans acquired from CoVest. The loans acquired were comprehensively reviewed by the Company and deemed to be appropriately valued. The ratio of the reserve for loan losses to nonperforming loans at year-end 2003 was 245%, down from 2002’s historical high of 383%.

In addition to the loans summarized in Table 15, on December 31, 2003, the Company had $72.3 millions of loans that are now performing, but where the Company had some concern with the ability of the borrower to comply with present loan repayment terms. This increased from $27.1 million at year-end 2002. These loans continue to perform under existing terms, accrue interest and reflect reasonably anticipated plans that will result in the type of restructure, guarantee, additional collateral, or such action that will reflect the full liquidation of debt. The classification of these loans, however, does not imply that management expects losses on these loans but rather that a higher level of scrutiny is prudent under the circumstances. Such classifications relate to concerns specific to a given borrower and do not relate to any concentrated risk elements common to all loans in this category. The increase in 2003’s classification stems in large part from the acquisition of the CoVest portfolio on December 31, 2003, as well as management’s concerns about the stability of the economy.

FUNDING AND LIQUIDITY MANAGEMENT

Liquidity management is the ability to provide funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs. The Company’s liquidity policy establishes parameters as to how liquidity should be managed to maintain flexibility in responding to changes in liquidity needs over a 12-month forward period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank’s Board of Directors. The compliance plan includes a recorded analysis that measures projected needs to purchase and sell funds. Inherent in the analysis is a set of projected balance sheet assumptions that are updated quarterly throughout the year. Based on such assumptions, the Company determines its total cash liquidity on hand and adds to that position excess collateral capacity from pledging, unused federal funds purchased lines, and other unused borrowing capacity such as Federal Home Loan Bank advances, resulting in a calculation of the Company’s total liquidity capacity. The Company’s total policy-directed liquidity requirement is 7.5% of total sources (demand deposits, interest-bearing transactions deposits, retail time deposits, other borrowings, and other liabilities and equity) less pledged deposits. Based upon the Company’s projections as of December 31, 2003, the Company expects to have net excess liquidity capacity, based upon policy guidelines, for the forward twelve-month period.

Total deposits and borrowed funds as of December 31, 2003 are summarized in Notes 9 and 10 of the “Notes of Consolidated Financial Statements” commencing on pages 60 and 60 of this Form 10-K, respectively. Table 16 provides a year-to-year comparison of the sources of the Company’s liability funding based upon average balances over the last three years. Average, rather than period-end, balances are more meaningful in analyzing the Company’s funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

Table 16

Funding Sources – Average Balances

(Dollar amounts in thousands)

	2003	% of Total	2002	% of Total	2001	% of Total
Demand deposits	$806,777	14.3	$744,295	13.9	$689,394	13.2
Savings deposits	498,798	8.9	454,588	8.5	435,575	8.3
NOW accounts	813,993	14.5	723,634	13.5	501,800	9.6
Money market accounts	616,868	11.0	552,440	10.3	572,973	10.9

Transactional deposits	2,736,436	48.7	2,474,957	46.2	2,199,742	42.0
Time deposits	1,599,761	28.4	1,739,017	32.4	1,971,157	37.6

Total deposits	4,336,197	77.1	4,213,974	78.6	4,170,899	79.6

Repurchase agreements	554,281	9.8	519,113	9.6	618,518	11.8
Funds purchased and other borrowed funds	737,850	13.1	630,915	11.8	448,156	8.6

Borrowed funds	1,292,131	22.9	1,150,028	21.4	1,066,674	20.4

Total funding sources	$5,628,328	100.0	$5,364,002	100.0	$5,237,573	100.0

In 2002 and 2003, the Company focused its sales efforts on increasing core funding sources from transactional deposits as funding costs are generally less expensive than wholesale borrowed funds and do not typically require the pledging of securities as collateral. As discussed in the section entitled “Qualitative and Quantitative Disclosures About Market Risk,” commencing on page 40 of this Form 10-K, these efforts were consistent with the Company’s strategy to reduce its exposure to increases in market interest rates. As shown in Table 16, average deposits for 2003 totaled $4.3 billion, representing an increase of $122.2 million, or 2.9%, in 2003 and followed an increase of 1.0% in 2002 over 2001.

Average transactional deposits increased by $261.5 million, or 10.6%, over 2002 while average time deposits declined by $139.3 million, or 8.0%. The shift in deposit mix was driven by a combination of pricing and promotional strategies employed throughout 2002 and 2003.

On December 31, 2003, the Company acquired $465.7 million in deposits from CoVest, 60% of which are transactional deposits. Given the year-end acquisition date of the transaction, these balances did not influence 2003 average balances.

The pricing strategies in 2003, the overall low level of interest rates in 2002 and 2003, and instability in the equity markets have combined to create an incentive for customers seeking liquidity to shift balances to transactional accounts as opposed to shorter and longer-term time deposits. As equity markets stabilize or interest rates increase, management expects that customer liquidity preferences will change and some portion of transactional balances will revert to time deposits as influenced by then existent pricing and competition.

Tables 17 and 18 that follow provide additional information regarding the Company’s time deposit and wholesale funding activities over the last 3 years.

Table 17

Maturities of Time Deposits of $100,000 or More

(Dollar amounts in thousands)

	As of December 31,
	2003	2002	2001
Maturing within 3 months	$229,195	$256,755	$250,793
After 3 but within 6 months	103,480	100,090	170,793
After 6 but within 12 months	102,076	122,926	125,570
After 12 months	141,807	72,585	65,804

Total	$576,558	$552,356	$612,960

Table 18

Borrowed Funds

(Dollar amounts in thousands)

	2003		2002		2001
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year-end:
Securities sold under agreements to repurchase	$564,709	0.76	$384,408	1.21	$494,851	2.04
Federal funds purchased	315,000	1.01	278,000	1.24	207,000	1.53
Federal Home Loan Bank advances	491,373	2.35	575,000	3.72	270,000	4.79
Other borrowed funds	590	0.94	—	—	—	—

Total borrowed funds	$1,371,672	1.39	$1,237,408	2.38	$971,851	2.70

Average for the year:
Securities sold under agreements to repurchase	$554,281	0.87	$519,113	1.65	$618,518	4.14
Federal funds purchased	233,119	1.19	193,929	1.72	214,814	3.85
Federal Home Loan Bank advances	489,014	3.34	436,986	3.98	233,342	5.35
Other borrowed funds	202	1.49	—	—		—

Total borrowed funds	$1,276,616	1.88	$1,150,028	2.55	$1,066,674	4.34

Maximum month-end balance:
Securities sold under agreements to repurchase	$742,164		$621,630		$691,940
Federal funds purchased	360,000		278,000		297,000
Federal Home Loan Bank advances	575,000		575,000		270,000
Other borrowed funds	2,500		—		—

Average borrowed funds totaled $1,276.6 million representing an increase of $126.6 million, or 11.0%, over 2002 after increasing $83.4 million, or 7.8%, in 2002 over 2001. The Company makes extensive, interchangeable use of both repurchase agreements and FHLB advances to supplement deposits and leverage the interest yields produced through its securities portfolio. As of December 31, 2003, FHLB borrowings totaled $491.4 million as compared to $575.0 million as of December 31, 2002. As of December 31, 2003, the weighted average maturity and yield for FHLB borrowings was 20.2 and 2.35%, respectively, as compared to 19.9 months and 3.72% as of December 31, 2002 and 11.0 months and 4.79% as of December 31, 2001. This repositioning was consistent with management’s strategies to opportunistically lengthen interest-

bearing liability terms in the current low interest rate environment and resulted from the early retirement and redeployment of $310.0 million in FHLB borrowings during 2003.

The liquidity needs of First Midwest Bancorp, Inc. on an unconsolidated basis (“parent company”) consist primarily of operating expenses and dividend payments to its stockholders. The primary source of liquidity for the parent company is dividends from subsidiaries. At December 31, 2003, the parent company had short-term credit facilities, which require no compensating balances, available to fund cash flow needs totaling $50.0 million. The parent company also has the ability to enhance its liquidity position by raising capital or incurring debt. The parent company had $128.7 million in subordinated debt from trust preferred securities but had no debt outstanding under its short-term credit facilities as of year-end 2003. The parent company had cash and equivalent short-term investments of $31.9 million as of such date.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENT LIABILITIES

Through the normal course of operation, the Company has entered into certain contractual obligations and other commitments. Such obligations generally relate to the funding of operations through deposits or debt issuances, as well as leases for premises and equipment. As a financial services provider, the Company routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Company, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process as all comparable loans made by the Company.

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments as of December 31, 2003. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 19

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items

(Dollar amounts in thousands)

		Payments Due In
	Note Reference(1)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	9	$3,119,055	$—	$—	$—	$3,119,055
Consumer and brokered certificates of deposit	9	1,163,234	466,826	65,856	137	1,696,053
Borrowed Funds	10	786,799	482,740	102,133	—	1,371,672
Long-term debt – trust preferred securities	11	—	—	—	128,716	128,716
Operating leases	7	1,721	1,424	720	274	4,139
Commitments to extend credit:
Fixed rate	20					100,120
Floating rate	20					1,066,289
Letters of credit:
Standby	20					105,709
Commercial	20					755

(1)	Denotes the corresponding note in “Notes to Consolidated Financial Statements” commencing on page 47 of this Form 10-K.

MANAGEMENT OF CAPITAL

Stockholders’ Equity

Stockholders’ equity at December 31, 2003 was $522.4 million, an increase of $30.6 million, or 6.2%, from December 31, 2002. The stockholders’ equity increased largely as the result of earnings in excess of dividends paid to stockholders. Equity as a percentage of assets was 7.6% at December 31, 2003, compared to 8.2% a year ago. Book value per common share increased to $11.22 at December 31, 2003, up from $10.42 at December 31, 2002.

Capital Measurements

A strong capital structure is crucial in maintaining investor confidence, accessing capital markets, and enabling the Company to take advantage of future profitable growth opportunities. The Company’s Capital Policy requires that the Company and its subsidiary banks maintain a capital ratio in excess of the minimum regulatory guidelines and also serves as an internal discipline in analyzing business risks and internal growth opportunities, in addition to setting targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and its subsidiary banks are subject to various capital requirements set and administered by the federal banking agencies. These requirements specify ratios that represent capital, defined as Tier 1 and Total, as a percentage of assets and off-balance-sheet items that have been weighted according to broad risk categories and a leverage ratio that compares Tier 1 capital to adjusted average assets. At December 31, 2003, the Company and each of its banking subsidiaries exceeded the minimum risk based capital requirements established by banking regulatory agencies. The consolidated Tier 1 and Total risk based capital ratios were 10.29% and 11.41%, respectively, and the leverage ratio was 8.49% at December 31, 2003. The minimum ratios for well-capitalized banks are 6.00% for Tier 1 capital, 10.00% for Total capital and 5.00% for the leverage ratio. For further details of the regulatory capital requirements and ratios as of December 31, 2003 and 2002, for the Company and its subsidiary banks, see Note 19 of “Notes to Consolidated Financial Statements” commencing on page 71 of this Form 10-K.

Stock Repurchase Programs

The Company has continued to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to stockholders in the form of dividends and through common stock repurchases, with the latter resulting in an increase in the percentage ownership of the Company by existing stockholders.

In August 2002, the Company’s Board of Directors authorized the repurchase of up to 3 million of its common shares, or 6.28% of shares then outstanding. The plan authorizes repurchases in both open market and privately negotiated transactions and has no execution time limit. Subject to ongoing capital, investment, and acquisition considerations, management intends to continue share repurchases in 2004. The Company repurchased 842 thousand and 1.9 million shares of its common stock during 2003 and 2002, respectively, at a weighted average cost per share of $26.60 and $27.93, respectively, under repurchase programs in effect at that time. At December 31, 2003, the Company’s authority to repurchase 1.6 million shares remained under the current share repurchase authorization. The following table shows the current and all previous authorizations.

Table 20

Repurchase Authorizations

(Share and dollar amounts in thousands, except per share data)

Date	Shares Authorized	Authorized as a % of Outstanding	Shares Repurchased		Repurchased as a % of Authorization		Average Cost Per Repurchased Share
November 1991	1,125	4.80%	799		71%		$9.87
November 1993	1,125	4.90%	409	(1)	36%		11.20
November 1995	1,500	6.60%	173	(1)	12%		12.21
November 1996	1,690	5.30%	1,038		62%		16.27
September 1998	1,600	2.90%	1,600		100%		21.55
February 1999	3,750	6.90%	3,750		100%		20.92
November 1999	1,875	3.75%	1,188	(2)	63%		23.90
August 2001	3,125	6.25%	2,436	(3)	78%		27.26
August 2002	3,000	6.28%	1,442	(4)	48	% (4)	26.99	(4)

(1)	Authorizations suspended as a result of pooling-of-interests restrictions in connection with acquisitions.

(2)	Balance rescinded and replaced by August 2001 authorization.

(3)	Balance rescinded and replaced by August 2002 authorization.

(4)	Represents repurchases through December 31, 2003.

The repurchased shares are held as treasury stock and available for issuances in conjunction with the Company’s Dividend Reinvestment Plan, qualified and nonqualified retirement plans, and stock option plans as well as for other general corporate purposes. The Company has reissued shares held in the treasury to fund such plans totaling 222,583 shares and 352,287 shares in 2003 and 2002, respectively.

Dividends

The Company paid dividends per common share of $0.79 in 2003 and $0.70 in 2002 and has paid dividends every year since its formation in 1983. The Company believes that it has a responsibility not only to judiciously manage its capital structure but also to reward its stockholders with a meaningful current return on their investment. As part of the Company’s dividend policy, the Board of Directors periodically reviews its dividend payout ratio to ensure that it is consistent with internal capital guidelines, industry standards, and peer group practices. As a result of improved performance from operations and the Company’s perceived future prospects, the Board of Directors has increased the quarterly dividend every year since 1993 with increases averaging 12.3%.

On November 19, 2003, the Company increased its quarterly dividend by 15.8% from $.19 to $.22 per share. The Company has increased its annual dividend at a compound annual growth rate of 10% and 12% over the past five and ten years, respectively. Based on the Company’s December 31, 2003 closing price of $32.43 per share, the current dividend payment represents an annualized yield of 2.71%.

The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share, was 40.1% for 2003 and 37.6% 2002. The dividend payout ratio has averaged approximately 39.5% for the past five years.

QUARTERLY REVIEW

The following table summarizes the Company’s quarterly earnings performance for 2003 and 2002.

Table 21

Quarterly Earnings Performance (1)

(Dollar amounts in thousands, except per share data)

	2003				2002
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$71,668	$71,309	$73,525	$74,565	$78,221	$83,259	$84,241	$83,943
Interest expense	18,706	19,302	20,881	22,424	25,468	27,801	27,945	29,696
Net interest income	52,962	52,007	52,644	52,141	52,753	55,458	56,296	54,247
Provision for loan losses	3,075	2,660	2,540	2,530	4,235	3,020	3,100	5,055
Noninterest income	19,217	16,387	17,880	17,698	17,151	16,880	16,358	16,142
Security gains (losses), net	202	(615)	3,335	66	427	9	24	—
Noninterest expense	37,109	37,551	37,954	36,838	35,696	38,106	38,614	35,636
Income tax expense	7,998	6,366	8,718	7,807	7,934	8,542	8,030	7,627
Net income	24,199	21,202	24,647	22,730	22,466	22,679	22,934	22,071

Basic earnings per share	$0.52	$0.46	$0.53	$0.48	$0.47	$0.47	$0.47	$0.45
Diluted earnings per share	$0.52	$0.45	$0.53	$0.48	$0.47	$0.47	$0.47	$0.45

Return on average equity	18.59%	16.73%	19.40%	18.39%	17.92%	18.46%	19.60%	19.39%
Return on average assets	1.54%	1.33%	1.59%	1.53%	1.49%	1.50%	1.57%	1.55%
Net interest margin – tax equivalent	4.01%	3.90%	4.01%	4.06%	4.10%	4.26%	4.43%	4.32%

(1)	All ratios are presented on an annualized basis.

FOURTH QUARTER 2003 vs. 2002

Net income for the fourth quarter ended December 31, 2003, increased to $24.2 million, or $.52 per diluted share, as compared to the fourth quarter of 2002 of $22.5 million, or $.47 per diluted share, representing an increase of 10.6% on a per diluted share basis. Performance for the fourth quarter of 2003 resulted in an annualized return on average assets of 1.54% as compared to 1.49% for the fourth quarter of 2002 and an annualized return on average equity of 18.6% as compared to 17.9% for the fourth quarter of 2002.

During the fourth quarter of 2003, the Company continued to pursue previously announced balance sheet restructuring strategies as a result of the continued low interest rate environment and its expectation for higher interest rates. During the quarter, the Company extinguished $100 million of Federal Home Loan Bank advances with a weighted maturity of 18 months and a weighted cost of 3.78% at a pre-tax cost of approximately $3 million. In a separate transaction, this funding was replaced with Federal Home Loan Bank advances having a weighted maturity of 24 months and a weighted cost of 1.96%.

The Company’s net interest income totaled $53.0 million for the fourth quarter of 2003, in line with the prior year’s fourth quarter of $52.8 million. Net interest margin for the fourth quarter of 2003 was 4.01%, down from 4.10% a year ago, but up from 3.90% in the third quarter of 2003. As expected, the Company’s margin improved from the prior quarter primarily due to improved yields on mortgage-backed securities and benefits realized from retiring and redeploying Federal Home Loan Bank advances at lower interest rates. The Company also incurred $1.1 million in interest expense stemming from the $125 million trust preferred issuance.

Total loans at December 31, 2003 were 19.2% higher than at December 31, 2002, primarily due to loans acquired as part of the CoVest Acquisition. Excluding the $531 million in loans the Company acquired from CoVest, total loans increased approximately 3.6% over 2002 as loans in all categories experienced growth, except 1-4 family real estate and indirect consumer lending. Total loans, excluding CoVest, increased 1.2% on a linked-quarter basis and represented 4.8% on an annualized basis. Excluding CoVest, commercial loan growth on a linked-quarter basis was 1.65% and 11.6% year-over-year for 2003.

Average deposits for the fourth quarter 2003 increased from the prior year’s fourth quarter by 4.6%, primarily due to growth in transactional accounts (demand, savings, NOW, and money market accounts). Compared to the fourth quarter of 2002, transactional deposits increased 14.1%, largely due to targeted pricing and promotional efforts.

Noninterest income for the fourth quarter of 2003 totaled $19.4 million, including the $4.6 million gain realized from the sale of the Streator branches and $3.0 million in losses created by the early retirement of Federal Home Loan Bank advances. Excluding these transactions, noninterest income for fourth quarter 2003 was $17.8 million, a slight increase from the $17.6 million earned in the prior year’s fourth quarter. Service charges on deposit accounts, commissions earned from the sale of third-party investment products and trust income all increased in fourth quarter 2003 when compared to the prior year’s fourth quarter. This increase was partly offset by lower income from corporate owned life insurance, mortgage-related sales commissions and debit card revenues. Noninterest income was relatively stable on a linked-quarter basis after excluding debt retirement and securities gains and losses from both periods.

Total noninterest expense for the fourth quarter of 2003 increased 4.0% from the prior year’s fourth quarter and increased 1.0% for full year 2003 from 2002. On a linked-quarter basis, noninterest expense was essentially unchanged.

Nonperforming loans at December 31, 2003 totaled $23.1 million, representing 0.57% of total outstanding loans. This ratio is up from the September 30, 2003 level of 0.53% and a historically low level of 0.37% as of December 31, 2002. As anticipated in pre-acquisition due diligence, nonperforming loans include $4.9 million of nonaccruing loans acquired from CoVest. Nonperforming loans also include $7.1 million of loans restructured by the Company that are expected to return to performing status by the end of the first quarter of 2004 as the result of sustained borrower performance under the restructured terms.

Nonperforming assets totaled $28.9 million at December 31, 2003. Loans past due 90 days decreased by 29.6% to $3.4 million on a linked-quarter basis.

Net charge-offs for the fourth quarter and full year of 2003 were 0.35% and 0.28% of average loans, respectively, down from 0.49% and 0.45% for the fourth quarter and full year of 2002, respectively. Provisions for loan losses for the fourth quarter of 2003 fully covered net charge-offs, resulting in the Company maintaining its ratio of the reserve for loan losses to total loans at the close of the fourth quarter of 2003 at 1.39%. Loan loss reserves acquired as a part of the CoVest Acquisition totaled $7.2 million and represented 1.36% of the loans acquired. The reserve for loan losses at December 31, 2003 represented 245% of nonperforming loans as compared to the historically high level of 383% at year-end 2002.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is the Company’s primary market risk and is the result of repricing, basis, and option risk. Repricing risk represents timing mismatches in the Company’s ability to alter contractual rates earned on financial assets or paid on liabilities in response to market interest rates. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of the spread earned on a loan or investment relative to its cost of funds. Option risk arises from the “embedded options” present in many financial instruments such as loan prepayment options or deposit early withdrawal options. These provide customers opportunities to take advantage of directional changes in rates and could have an adverse impact on the Company’s margin performance.

The Company seeks to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Company’s Asset and Liability Management Committee (“ALCO”) oversees financial risk management by developing programs to measure and manage interest rate risks within authorized limits set by the Company’s Board of Directors. ALCO also approves the Company’s asset/liability management policies, oversees the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviews the Company’s interest rate sensitivity position. Management uses net interest income and economic value of equity simulation modeling tools to analyze and capture near-term and longer-term interest rate exposures.

Net interest income represents the Company’s primary tool for measuring interest rate sensitivity. Net interest income simulation analysis measures the sensitivity of net interest income to various interest rate movements and balance sheet structures. The simulation is based on actual cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The simulation includes management projections for activity levels in each of the product lines offered by the Company. Assumptions based upon the historical behavior of deposit rates and balances in relation to interest rates are also incorporated into the simulation. These assumptions are inherently uncertain. As a result, the simulation cannot precisely measure net interest income or precisely predict the impact of the fluctuation in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

The Company monitors and manages interest rate risk within approved policy limits. The simulation model assesses the magnitude of changes in net interest income resulting from changes in interest rates over both a 12-month horizon and uses multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, a “most likely” forecast (which the Company believes to be the most probable outlook), a graduated increase and decrease of 200 basis points that occurs in equal steps over a six month time horizon, and immediate increases and decreases of 200 and 300 basis points.

The Company’s current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a significant 200 basis point graduated increase in all interest rate limits. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates.

The Company’s 12-month net interest income sensitivity profile as of year-end 2003 and 2002 is as follows.

Analysis of Net Interest Income Sensitivity

(Dollar amounts in thousands)

	Gradual Change in Rates(1)		Immediate Change in Rates
	-200 (2)	+200	-200 (2)	+200	-300 (2)	+300
December 31, 2003:
Dollar change	$(26,053)	$5,377	$(35,487)	$7,016	$(35,487)	$12,619
Percent change	-11.2%	+2.3%	-15.3%	+3.0%	-15.3%	+5.4%
December 31, 2002:
Dollar change	$(10,401)	$(3,825)	$(13,177)	$2,256	$(13,177)	$3,813
Percent change	-4.8%	-1.8%	-6.1%	+1.0%	-6.1%	+1.8%

(1)	Reflects an assumed uniform change in interest rates that occurs in equal steps over a six-month horizon.

(2)	Due to the low level of interest rates as of year-end 2003 and 2002, management’s judgment was used to set reasonable levels of change in the yield curve and establish, where appropriate, interest rate floors for select interest-earning assets and interest-bearing liabilities.

As of December 31, 2003, the Company’s interest rate sensitivity profile, assuming a gradual change in rates, was more positive in rising interest rate scenarios and more negative in falling rate scenarios than the profile that existed as of December 31, 2002. The change in profile results from a combination of the Federal Reserve’s 25 basis point reduction in the Federal Fund target rate in June 2003, continuing low interest rates, faster prepayments than in prior years, and changing management strategies as to cash flow reinvestment. The lower level of interest rates further limits the Company’s ability to reprice its interest-bearing deposit accounts in falling interest rate scenarios and increases sensitivity to falling rates on a comparative basis. Since ALCO has deemed the risk to a 200 basis point decline in rates to be unlikely, the Bank’s Board has authorized operation beyond policy in this area. In addition, balance sheet strategies as of December 31, 2003 have been modified from December 31, 2002 to reflect both actual and planned efforts to reduce exposure to rising rates through liability extensions and security reinvestment into shorter-duration instruments.

In addition to the simulation analysis, management uses an economic value of equity sensitivity technique to capture the risk in both short and long-term positions and to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of expected cash flows on all assets, liabilities, and off-balance sheet contracts under different interest rate scenarios. The discounted present value of all cash flows represents the Company’s economic value of equity. Economic value of equity does not represent the true fair value of asset, liability, or derivative positions because factors such as credit risk, liquidity risk, and the impact of future changes to the balance sheet are not considered. The Company’s policy guidelines call for preventative measures to be taken in the event that an immediate increase or decrease in interest rates of 200 basis points is estimated to reduce the economic value of equity by more than 20%.

Analysis of Economic Value of Equity

(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200
December 31, 2003:
Dollar change	$(36,271)	$(53,088)
Percent change	-3.8%	-5.5%
December 31, 2002:
Dollar change	$28,605	$(50,889)
Percent change	+3.8%	-6.8%

The sensitivity of the Company’s economic value of equity to changing interest rates has changed significantly in comparison to 2002 as a result of accelerated mortgage-backed security cash flows and the balance sheet restructuring and positioning strategies executed during 2003 to mitigate the Company’s exposure to higher interest rates. While the reinvestment of mortgage-backed security cash flows increased the Company’s sensitivity to rising rates, this impact was offset by the execution of certain liability lengthening strategies as well as changes made to the assumed maturity characteristics of demand and NOW accounts to better reflect historical trends. Strategies designed to lengthen liabilities executed during 2003 included longer-term time deposit pricing and promotion, the purchase of longer-dated brokered certificates of deposit, the retirement and re-extension of FHLB borrowings, and the issuance of long-term debt from trust preferred securities. In the combination, these activities reduced the sensitivity of the economic value of equity to rising rates from 2002 but reversed its sensitivity to falling rates from a positive impact in 2002 to a negative impact in 2003.

The Company’s current net interest income sensitivity, as measured over a 12-month horizon, is more positively impacted in a rising rate environment as compared to December 31, 2002 and its longer-term risk position, as measured by the economic value of equity, is less negatively impacted by rising rates. While the Company’s balance sheet and net interest income remains vulnerable to an immediate decrease in interest rates, ALCO has deemed the risk of an immediate and extended decline in interest rates to be low given the current rate environment. Rather, given the negative impact of rising interest rates on the economic value of equity and anticipating the longer-term trend in rates to be upward, ALCO continues to believe it prudent to evaluate and consider balance sheet strategies designed to reduce longer-term exposure to rising rates.

Overall, the Company believes that its current balance sheet structure and net interest income performance is less vulnerable to increasing interest rates as compared to the condition that existed at year-end 2002. Conversely, the Company’s balance sheet and net interest income is more vulnerable to an immediate decrease in interest rates than it was at the year-end 2002 due to the low level of interest rates.

As part of its approach to controlling the interest rate risk within its balance sheet, the Company has utilized derivative instruments (specifically interest rate swaps with third parties) in order to limit volatility in net interest income. The advantages of using such interest rate derivatives include minimization of balance sheet leverage resulting in lower capital requirements as compared to cash instruments, the ability to maintain or increase liquidity, and the opportunity to customize the interest rate swap to meet desired risk parameters. The accounting policies underlying the treatment of derivative financial instruments in the Consolidated Statements of Condition and Income of the Company are described in Notes 1 and 12 of “Notes to Consolidated Financial Statements” commencing on pages 47 and 62, respectively, of this Form 10-K.

Interest rate swap transactions involve exchanges of fixed and floating rate interest payments without the exchange of the underlying notional (i.e., principal) amount on which the interest payments are calculated. When the interest rate swap has been appropriately designated as a hedge, the net cash flow paid or received by the Company on these transactions is treated as an adjustment to interest income and expense on the underlying earning asset or funding source to which the swap relates. A risk associated with interest rate swap transactions is credit risk, defined as the ability of the swap counterparty to perform its interest payment obligation under the terms of the agreement. Credit risk on interest rate swap transactions consists of the aggregate net interest payable to the Company by the counterparty in addition to the aggregate unrealized gain on the swap position. The Company controls this credit risk by reviewing each counterparty for creditworthiness prior to entering into transactions and maintaining a policy limiting credit exposure to any one counterparty to not more than 2.5% of consolidated stockholders’ equity. In addition, the Company’s interest rate swap transactions require the establishment of a mutual mark-to-market arrangement whereby cash collateral is required to be on deposit with the Company and/or the counterparty, depending upon the existing net settlement position. The Company does not act as an intermediary in arranging interest rate swaps for customers.

As of December 31, 2003 and 2002, the Company had total interest rate swaps with an aggregate notional amount of $76.9 million and $125.0 million in place, respectively, hedging various balance sheet categories. The specific terms of the interest rate swaps outstanding as of December 31, 2003 and 2002 are discussed in Note 12 of “Notes to Consolidated Financial Statements” commencing on page 62 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(Dollar amounts in thousands)

	December 31,
	2003	2002
Assets
Cash and due from banks	$186,900	$195,153
Federal funds sold and other short-term investments	5,789	11,745
Mortgages held for sale	9,620	18,521
Securities available for sale, at market value	2,229,650	2,021,767
Securities held to maturity, at amortized cost (market value 2003 – $67,514; 2002 – $69,987)	67,446	69,832
Loans, net of unearned discount	4,059,782	3,406,846
Reserve for loan losses	(56,404)	(47,929)

Net loans	4,003,378	3,358,917

Premises, furniture, and equipment	91,535	81,627
Accrued interest receivable	30,506	31,005
Investment in corporate owned life insurance	146,421	141,362
Goodwill	83,735	16,397
Other intangible assets	15,533	—
Other assets	36,145	34,207

Total assets	$6,906,658	$5,980,533

Liabilities
Demand deposits	$859,080	$789,392
Savings deposits	629,505	475,366
NOW accounts	890,461	717,542
Money market deposits	740,009	525,621
Time deposits	1,696,053	1,665,033

Total deposits	4,815,108	4,172,954
Borrowed funds	1,371,672	1,237,408
Subordinated debt - trust preferred securities	128,716	—
Accrued interest payable	6,828	8,503
Other liabilities	61,794	69,715

Total liabilities	6,384,118	5,488,580

Stockholders’ Equity
Preferred stock, no par value; 1,000 shares authorized, none issued	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued 56,927 shares outstanding: 2003 – 46,581 shares; 2002 – 47,206 shares	569	569
Additional paid-in capital	68,755	71,020
Retained earnings	650,128	594,192
Accumulated other comprehensive income, net of tax	32,656	39,365
Treasury stock, at cost: 2003 – 10,346 shares; 2002 – 9,721 shares	(229,568)	(213,193)

Total stockholders’ equity	522,540	491,953

Total liabilities and stockholders’ equity	$6,906,658	$5,980,533

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2003	2002	2001
Interest Income
Loans	$200,013	$223,393	$265,191
Securities:
Available for sale - taxable	56,077	78,301	92,015
Available for sale - nontaxable	30,632	23,702	23,038
Held to maturity - taxable	831	952	106
Held to maturity - nontaxable	2,432	2,499	3,850

Total interest on securities	89,972	105,454	119,009
Federal funds sold and other short-term investments	1,082	817	1,018

Total interest income	291,067	329,664	385,218

Interest Expense
Savings deposits	2,489	4,191	7,168
NOW accounts	7,089	10,291	8,574
Money market deposits	7,850	10,993	17,587
Time deposits	38,844	56,141	101,168
Borrowed funds	23,962	29,294	46,341
Subordinated debt - trust preferred securities	1,079	—	—

Total interest expense	81,313	110,910	180,838

Net interest income	209,754	218,754	204,380
Provision for loan losses	10,805	15,410	19,084

Net interest income after provision for loan losses	198,949	203,344	185,296

Noninterest Income
Service charges on deposit accounts	27,924	25,362	24,148
Trust and investment management fees	10,810	10,309	10,445
Other service charges, commissions, and fees	15,772	14,023	15,126
Card-based fees	8,336	7,895	7,452
Corporate owned life insurance income	5,059	6,728	8,190
Security gains, net	2,988	460	790
(Losses) on early extinguishment of debt	(6,025)	—	—
Other income	9,306	2,214	2,715

Total noninterest income	74,170	66,991	68,866

Noninterest Expense
Salaries and wages	64,736	61,834	60,089
Retirement and other employee benefits	19,548	18,792	16,691
Net occupancy expense	14,508	14,298	14,353
Equipment expense	7,979	7,769	7,644
Technology and related costs	8,913	9,796	10,186
Professional services	6,623	6,627	6,270
Advertising and promotions	4,563	4,195	3,314
Other expenses	22,582	24,741	26,809

Total noninterest expense	149,452	148,052	145,356

Income before income tax expense	123,667	122,283	108,806
Income tax expense	30,889	32,133	26,668

Net income	$92,778	$90,150	$82,138

Per Share Data
Basic earnings per share	$1.99	$1.88	$1.64
Diluted earnings per share	$1.97	$1.86	$1.63
Weighted average shares outstanding	46,671	48,074	50,057
Weighted average diluted shares outstanding	46,982	48,415	50,401

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2000	$569	$78,155	$487,878	$(7,039)	$(112,840)	$446,723
Comprehensive Income:
Net income	—	—	82,138	—	—	82,138
Other comprehensive income, net of tax:
Unrealized gains on securities	—	—	—	14,124	—	14,124
Unrealized (losses) on hedging activities	—	—	—	(1,820)	—	(1,820)

Total comprehensive income						94,442
Dividends declared ($.65 per share)	—	—	(32,416)	—		(32,416)
Purchase of treasury stock	—	—	—	—	(64,582)	(64,582)
Treasury stock issued to (purchased for) benefit plans	—	(1)	—	—	(121)	(122)
Exercise of stock options	—	(3,192)	—	—	6,414	3,222
Fair value adjustment to treasury stock held in grantor trust	—	(1)	—	—	1	—

Balance at December 31, 2001	569	74,961	537,600	5,265	(171,128)	447,267
Comprehensive Income:
Net income	—	—	90,150	—	—	90,150
Other comprehensive income, net of tax:
Unrealized gains on securities	—	—	—	32,928	—	32,928
Unrealized gains on hedging activities	—	—	—	1,172	—	1,172

Total comprehensive income						124,250
Dividends declared ($.70 per share)	—	—	(33,558)	—		(33,558)
Purchase of treasury stock	—	—	—	—	(52,117)	(52,117)
Treasury stock issued to (purchased for) benefit plans	—	9	—	—	(155)	(146)
Exercise of stock options	—	(3,954)	—	—	10,217	6,263
Fair value adjustment to treasury stock held in grantor trust	—	4	—	—	(10)	(6)

Balance at December 31, 2002	569	71,020	594,192	39,365	(213,193)	491,953
Comprehensive Income:
Net income	—	—	92,778	—	—	92,778
Other comprehensive income, net of tax:
Unrealized (losses) on securities	—	—	—	(7,029)	—	(7,029)
Unrealized gains on hedging activities	—	—	—	320	—	320

Total comprehensive income						86,069
Dividends declared ($.79 per share)	—	—	(36,842)	—	—	(36,842)
Purchase of treasury stock	—	—	—	—	(22,404)	(22,404)
Treasury stock issued to (purchased for) benefit plans	—	4	—	—	(165)	(161)
Exercise of stock options	—	(2,269)	—	—	6,210	3,941
Fair value adjustment to treasury stock held in grantor trust	—	—	—	—	(16)	(16)

Balance at December 31, 2003	$569	$68,755	$650,128	$32,656	$(229,568)	$522,540

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Years ended December 31,
	2003	2002	2001
Operating Activities
Net income	$92,778	$90,150	$82,138
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,805	15,410	19,084
Depreciation of premises, furniture, and equipment	8,423	8,690	8,739
Net amortization of premium on securities	17,482	9,812	2,210
Net (gains) on sales of securities	(2,988)	(460)	(790)
Net losses on early extinguishment of debt	6,025	—	—
Net (gains) on sales of other real estate owned	(312)	(176)	(172)
Net (gains) losses on sales of premises, furniture, and equipment	(498)	92	(306)
(Gain) on branch divestiture	(4,635)	—	—
Net pension cost	3,230	2,461	1,950
Tax benefit from exercise of nonqualified stock options	920	985	979
Net decrease in deferred income taxes	3,606	554	1,239
Net amortization of goodwill and other intangibles	38	1,313	2,962
Originations and purchases of mortgage loans held for sale	(472,076)	(286,450)	(277,987)
Proceeds from sales of mortgage loans held for sale	480,977	283,169	268,185
Net (increase) in corporate owned life insurance	(5,059)	(6,082)	(8,420)
Net decrease in accrued interest receivable	499	1,022	9,562
Net (decrease) in accrued interest payable	(1,675)	(1,728)	(10,337)
Net (increase) in other assets	(16,355)	(7,841)	(12,232)
Net (decrease) increase in other liabilities	3,325	21,771	1,326

Net cash provided by operating activities	124,510	132,692	88,130

Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	1,036,514	575,629	607,405
Proceeds from sales	608,485	300,212	525,498
Purchases	(1,878,797)	(1,057,730)	(753,832)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	73,940	35,547	33,973
Purchases	(71,655)	(39,796)	(37,198)
Net (increase) in loans	(657,943)	(57,982)	(160,572)
Proceeds from sales of other real estate owned, net of purchases	2,673	6,526	2,909
Proceeds from sales of premises, furniture, and equipment	1,484	1,446	3,146
Proceeds from branch divestiture	5,142	—	—
Purchases of premises, furniture, and equipment	(19,824)	(14,683)	(6,871)
Acquisitions, net of cash acquired	(82,909)	—	—

Net cash (used) provided by investing activities	(982,890)	(250,831)	214,458

Financing Activities
Net increase (decrease) in deposit accounts	642,154	(20,967)	(58,284)
Net increase (decrease) in borrowed funds	128,239	265,557	(174,021)
Proceeds from issuance of subordinated debt - trust preferred securities	128,715	—	—
Purchase of treasury stock	(22,404)	(52,117)	(64,582)
Proceeds from issuance of treasury stock	6	9	16
Cash dividends paid	(35,560)	(32,879)	(32,297)
Exercise of stock options	3,021	5,278	2,243

Net cash provided (used) by financing activities	844,171	164,881	(326,925)

Net (decrease) increase in cash and cash equivalents	(14,209)	46,742	(24,337)
Cash and cash equivalents at beginning of year	206,898	160,156	184,493

Cash and cash equivalents at end of year	$192,689	$206,898	$160,156

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - First Midwest Bancorp, Inc. (“the Company”) is a Delaware corporation and bank holding company that was incorporated in 1982, began operations on March 31, 1983, and was formed through an exchange of common stock. The Company is headquartered in Itasca, Illinois, and has operations primarily located in Northern Illinois, principally in the suburban metropolitan Chicago area. The Company is engaged in commercial and retail banking and offers a comprehensive selection of financial products and services including lending, depository, trust, investment management, insurance, and other related financial services tailored to the needs of its individual, business, institutional, and governmental customers.

Principles of Consolidation - The consolidated financial statements include the accounts and results of operations of the Company after elimination of all significant intercompany accounts and transactions. Assets held by its subsidiaries (the “Subsidiaries”) in a fiduciary or agency capacity are not assets of the subsidiaries and, accordingly, are not included in the consolidated financial statements.

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

Use of Estimates - The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States and general practice within the banking industry. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements.

Business Combinations - In accordance with SFAS No. 141, “Business Combinations,” business combinations initiated after June 30, 2001, are accounted for by the purchase method of accounting. Under the purchase method, net assets of the business acquired are recorded at their estimated fair value at of the date of acquisition, with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the effective date of acquisition.

Securities - Securities are classified as held to maturity or available for sale at the time of purchase. Securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts, using the level-yield method. The historical cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security. In determining the estimated life of a mortgage-related security, certain judgments are required as to the timing and amount of future principal prepayments. These judgments are made based upon the actual performance of the underlying security and the general market consensus regarding changes in mortgage interest rates. Amortization of premium and accretion of discount is included in interest income from the related security.

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

Loans - Loans are carried at the principal amount outstanding, net of unearned discount, including certain net deferred loan origination fees. Residential real estate mortgage loans held for sale are carried at the lower of aggregate cost or market value. Unearned discount on certain consumer installment loans is credited to income over the term of the loan using the level-yield method. Interest income on loans is accrued based on principal amounts outstanding. Loan and lease origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans or commitments as a yield adjustment. Other credit-related fees, including line of credit fees are recognized as fee income when earned.

Nonaccrual loans - Generally, commercial loans and loans secured by real estate (including impaired loans) are designated as nonaccrual: (a) when either principal or interest payments are 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection; or (b) when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on nonaccrual status. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the reserve for loan losses. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to such collectibility.

Commercial loans and those secured by real estate are generally charged-off when deemed uncollectible and to the extent principal and interest due exceed the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable. Consumer loans are subject to mandatory charge-off at a specified delinquency date and are usually not classified as nonaccrual prior to being charged-off. Closed-end consumer loans, which include installment, automobile, and single payment loans are generally charged-off in full no later than the end of the month in which the loan becomes 120 days past due. Open-end unsecured consumer loans, such as credit card loans, are generally charged-off in full no later than the end of the month in which the loan becomes 180 days past due.

Impaired Loans - A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for loss accrual. All loans subject to evaluation and considered impaired are included in nonperforming assets.

Restructured Loans - In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a restructured loan. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from restructured loans in the calendar years subsequent to the restructuring if they are in compliance with modified terms. Generally, a nonaccrual loan that is restructured remains in nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, sustained payment performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the restructured terms. These factors may result in the loan being returned to accrual status at the time of restructuring or upon satisfaction of a shorter performance period.

Reserve for Loan Losses - The reserve for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. The allowance takes into consideration such factors as changes in the nature, volume, size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience; current economic conditions that affect the borrowers ability to pay and other pertinent factors. Determination of the reserve is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged-off against the reserve, while recoveries of amounts previously charged-off are credited to the reserve. A provision for loan losses is charged to operating expense based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

Based on an estimation done pursuant to the requirements of Financial Accounting Standards Board (“SFAS”) Statement No. 5, “Accounting for Contingencies,” and SFAS Statement Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan,” the reserve for loan losses consists of three components: (i) specific reserves established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates.

The specific reserves component of the reserve for loan losses is based on a regular analysis of impaired loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment valuation are defined as nonaccrual and restructured loans exclusive of smaller homogeneous loans such as home equity, installment, and 1-4 family residential loans. Impairment is measured by estimating the fair value of the loan based on the present value of expected future cash flows, discounted at the loan’s initial effective interest rate, the market price of the loan, or the fair value of the underlying collateral less costs to sell, if repayment of the loan is collateral dependent. If the estimated fair value of the loan is less than the recorded book value, a valuation reserve is established as a component of the reserve for loan losses.

The component of the reserve for loan losses based on historical loan loss experience is determined statistically using a loss migration analysis that examines loss experience and the related internal grading of loans charged-off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience.

The final component of the reserve for loan losses reflects management’s general estimate of probable inherent, but undetected, losses within the portfolio. The general component of the reserve for loan losses is determined based upon the Company’s assessment of economic conditions such as levels of unemployment and bankruptcy trends. The Company also assesses other risk factors such as changes in the characteristics of the loan portfolio, underwriting policies as well as delinquency and charge-off trends. The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, this component includes a portion that explicitly accounts for the inherent imprecision in loan loss migration models. Because the general component of the reserve considers risk factors that may not have manifested themselves in the Company’s historical loss experience, it involves a high degree of subjectivity in its determination.

Additions to the reserve for loan loss are expensed through the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses while recoveries of previously charged off amounts are credited to the reserve. The provision for loan losses charged to operating expense in any given year is dependent on a number factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the reserve for loan losses based upon the previously discussed methodology.

Foreclosed Real Estate - Foreclosed real estate includes properties acquired in partial or total satisfaction of certain loans and is included in other assets in the accompanying Consolidated Statements of Condition. Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Any write-downs in the carrying value of a property at the time of acquisition are charged against the reserve for loan losses. Management periodically reviews the carrying value of foreclosed real estate properties. Any write-downs of the properties subsequent to acquisition, as well as gains or losses on disposition and income or expense from the operations of foreclosed real estate, are recognized in operating results in the period they are realized. At December 31, 2003 and 2002, foreclosed real estate totaled $5.8 million and $5.5 million, respectively.

Depreciable Assets - Premises, furniture and equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term. Rates of depreciation are generally based on the following useful lives: buildings - 25 to 40 years; building improvements - 3 to 15 years; and furniture and equipment - 3 to 10 years. Gains and losses on dispositions are reflected in other income and other expense, respectively. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life are capitalized and depreciated over the estimated remaining life.

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Impairment losses are recorded in other noninterest expense on the income statement.

Corporate Owned Life Insurance - Corporate Owned Life Insurance (“COLI”) represents life insurance policies on the lives of certain Company officers for which the Company is the beneficiary. These policies are recorded as an asset on the Consolidated Statements of Condition at their cash surrender value, or the amount that could be realized currently. The change in cash surrender value and insurance proceeds received are recorded as COLI income on the Consolidated Statements of Income in noninterest income and is not subject to income taxes.

Goodwill and Other Intangibles - Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, the

Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS 142, goodwill is no longer ratably amortized over an estimated life, but rather is tested at least annually for impairment, or more often if events or circumstances indicate that there maybe impairment. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. Identified intangible assets that have a finite useful life are periodically reviewed to determine whether there have been any events or circumstances to indicate that the recorded amount is not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and, when appropriate, the amortization period is also reduced. Unamortized intangible assets associated with disposed assets are included in the determination of gain or loss on sale of the disposed assets. Prior to the adoption of SFAS No. 142, goodwill had been amortized using the straight-line method over periods not exceeding 20 years. All of the Company’s other intangible assets have finite lives and are amortized over varying periods not exceeding 11 years. Note 8, “Goodwill and Other Intangible Assets,” commencing on page 58 of this Form 10-K, includes a summary of the Company’s goodwill and other intangible assets as well as further details about the impact of the adoption of SFAS No. 142.

Trust Assets and Assets Under Management - Assets held in fiduciary or agency capacity for customers are not included in the consolidated financial statements as they are not assets of the Company or its subsidiaries. Fee income is recognized on an accrual basis for financial reporting purposes and is included as a component of noninterest income.

Advertising Costs - All advertising costs incurred by the Company are expensed in the period in which they are incurred.

Derivative Financial Instruments - In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, all derivative instruments are recorded on the balance sheet at fair value. Subsequent changes in a derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met.

On the date the Company enters into a derivative contract, it designates the derivative instrument as either a fair value hedge, cash flow hedge or as a freestanding derivative instrument. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in fair value of an asset or liability attributable to a particular risk, such as interest rate risk, are considered to be fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows to be received or paid related to an asset or liability or other types of forecasted transactions are considered to be cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction.

For derivative instruments designated and qualifying as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedge relationships, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of change.

At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued prospectively. SFAS No. 133 basis adjustments recorded on interest-bearing hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when the hedge terminates. The Company does not hold or issue derivative financial instruments for trading purposes.

Income Taxes - The Company and its banking subsidiaries file a consolidated federal income tax return. First Midwest Insurance Company files a separate federal life insurance company tax return. The provision for income taxes is based upon income in the financial statements, rather than amounts reported on the Company’s income tax return.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which recovery or settlement is unlikely. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

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

Treasury Stock - Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Statements of Condition. Treasury stock issued is valued based on the “last in, first out” inventory method. The difference between the consideration received upon issuance and the carrying value is charged or credited to additional paid-in capital.

Stock-Based Compensation - The Company’s stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. Under APB 25, no compensation expense is recognized, as the exercise price of the Company’s stock options is equal to the fair market value of its common stock on the date of the grant.

Pursuant to SFAS Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by SFAS Statement No. 148 (“SFAS No. 148”), disclosure requirements, pro forma net income and earnings per share are presented in the following table as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting periods.

	Years ended December 31,
	2003	2002	2001
	(Dollar amounts in thousands, except per share data)
Net income, as reported	$92,778	$90,150	$82,138
Less: pro forma expense related to options granted	(1,564)	(2,499)	(2,526)

Pro forma net income	$91,214	$87,651	$79,612

Basic Earnings Per Share:
As reported	$1.99	$1.88	$1.64
Pro forma	$1.95	$1.82	$1.59
Diluted Earnings Per Share:
As reported	$1.97	$1.86	$1.63
Pro forma	$1.94	$1.81	$1.58

The fair values of stock options granted were estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted-average assumptions were used in the model to determine the fair value of options granted: a risk-free interest rate of 2.27%, 4.69%, and 4.93% for 2003, 2002, and 2001, respectively; an expected life of the option of 3.5 years, 7.8 years, and 7.2 years for 2003, 2002, and 2001, respectively; an expected dividend yield of 2.72%, 2.72%, and 2.75% for 2003, 2002, and 2001, respectively; and expected stock volatility of 22% for 2003, 22% for 2002, and 23% for 2001. The weighted average fair values of options at their date of grant during 2003, 2002, and 2001 were $3.58, $6.99, and $5.51, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. Periodically, management will review and adjust the assumptions used to calculate the fair value of an option in order to realign them with current experience. In 2003, management adjusted the expected life of an option and the correlating risk-free interest rate to better reflect historical and expected trends. The Company’s stock options have characteristics significantly different from traded options and inasmuch as changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For additional details on the Company’s stock-based compensation plans see Note 17, “Stock Option Plans,” commencing on page 69 of this Form 10-K.

Comprehensive Income - Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under accounting principles generally accepted in the United States bypass reported net income. The Company includes changes in unrealized gains or losses, net of tax, on securities available for sale and changes in the fair value of derivatives designated under cash flow hedges in other comprehensive income and is presented in the Consolidated Statements of Changes in Stockholders’ Equity.

Segment Disclosures - Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. The Company’s chief operating decision maker evaluates the operations of the Company as one operating segment, commercial banking, due to the materiality of the commercial banking operation to the Company’s financial condition and results of operations, taken as a whole, and as a result, separate segment disclosures are not required. The Company offers the following products and services to external customers: deposits, loans, and trust services. Revenues for each of these products and services are disclosed separately in the Consolidated Statements of Income.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

On December 24, 2003, the FASB revised and reissued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), which provides guidance on how to identify a variable interest entity (“VIE”), certain of which are also referred to as special purpose entities (“SPEs”), and determine when the assets, liabilities, noncontrolling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R requires VIEs to be consolidated by the primary beneficiary which represents the company that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur or both. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The revised interpretation resulted in multiple effective dates based on the nature as well as the creation date of the VIE. The provisions of FIN 46R are effective December 31, 2003, for public entities that have interests in SPEs and effective March 31, 2004, for interests in all other types of VIEs. As permitted, the Company early adopted all provisions of FIN 46R on December 31, 2003. There was no material impact to the Company’s results of operations, financial position, or liquidity as a result of applying the provisions of FIN 46R. For details regarding the Company’s interest in VIEs and the adoption of FIN 46R, see Note 21, “Variable Interest Entities,” commencing on page 73 of this Form 10-K.

On December 23, 2003, the FASB revised and reissued Statement No. 132, “Employers’ Disclosures about Pension and Other Postretirement Benefits” (“SFAS No. 132R”), which retains the disclosure requirements contained in the original statement and expands on them to require additional disclosure about plan assets, obligations, cash flows and net periodic benefit cost of defined pension plans and other defined postretirement plans in annual financial statements. Additionally, SFAS No. 132R requires interim period disclosure of the components of net periodic pension cost and contributions if significantly different from previously reported amounts. SFAS No. 132R does not change the measurement or recognition provisions of pension and postretirement plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” The revised statement is effective for financial statements with fiscal years ending after December 15, 2003 and interim period disclosure requirements are effective for interim periods beginning after December 15, 2003. On December 31, 2003, the Company adopted SFAS No. 132R. Adoption of the revised statement had no effect on the Company’s results of operations, financial position, or liquidity. The required disclosures for December 31, 2003, are located in Note 16, “Employee Benefit Plans,” commencing on page 67 of this Form 10-K.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and obligations to issue a variable number of shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and for all other existing instruments at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. Adoption of the new guidance had no effect on the Company’s results of operations, financial position, or liquidity.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, as well as amends certain other existing FASB pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no effect on the Company’s results of operations, financial position, or liquidity.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The disclosure provisions were adopted on December 31, 2002. As permitted by SFAS No. 148, the Company applies the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair value based method had been applied in measuring compensation costs. The required disclosure for December 31, 2003, is located in Note 1, “Summary of Significant Accounting Policies,” commencing on page 47 of this Form 10-K.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002, and required disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The initial recognition and measurement provisions of FIN 45 were applied prospectively to guarantees issued or modified after December 31, 2002. The impact of adoption was not material to the Company’s results of operations, financial position, or liquidity. The most significant instruments impacted for the Company are standby letters of credit. The required disclosures have been incorporated into Note 20, “Commitments, Guaranties and Contingent Liabilities,” commencing on page 72 of this Form 10-K.

3.	ACQUISITION AND DIVESTITURE ACTIVITY

On June 13, 2003, the Company acquired from The Northern Trust Company a single retail branch office located in Chicago, Illinois, with $102.9 million of deposits and $13.9 million of loans. This acquisition was accounted for under the purchase method of accounting and resulted in the recognition of $18.4 million and $0.9 million in goodwill and core deposit intangible, respectively. Both the goodwill and core deposit intangible resulting from the transaction are deductible for income tax purposes.

On November 17, 2003, the Company completed the sale of two retail branch offices in Streator, Illinois, to First National Bank of Ottawa, Ottawa, Illinois. Included in the sale were $69.1 million of deposits and other liabilities, $11.3 million of loans, and $0.5 million of premises and equipment. The Company received a deposit premium of 7%, or $4.9 million. The pre-tax gain from the sale was $4.6 million, net of associated costs, and was reflected in other non-interest income.

On December 31, 2003, the Company completed the acquisition of CoVest Bancshares, Inc. (the “CoVest Acquisition”), a single bank holding company in a cash transaction valued at $27.45 per CoVest share, or approximately $102.2 million in the aggregate. CoVest provided retail and commercial banking services to customers through three full service locations in the northwest suburbs of Chicago, Illinois. The Company believes this acquisition presents a unique opportunity to expand its current operations and establish an increased presence in the northwest suburbs of Chicago. The transaction, which is accounted for under the purchase method of accounting, included the recognition of $14.7 million of identifiable intangible assets to be amortized over a weighted average life of 6.9 years and the excess of purchase price over the fair value of identifiable net assets (“goodwill”) of $48.9 million. Goodwill initially recorded is subject to the completion of appraisals and valuation of assets acquired and liabilities assumed. The goodwill and intangibles resulting from this transaction are not deductible for income tax purposes.

The following table presents the allocation of the purchase price of CoVest, including acquisition costs, to assets acquired and liabilities assumed, based on their fair values as of the date of acquisition, December 31, 2003 (Dollar amounts in thousands).

Cash	$8,161
Federal funds sold and other short-term investments	238
Securities available for sale	32,777
Loans, net of reserve for loan loss	523,589
Premises and equipment	8,502
Goodwill	48,928
Core deposit premium	14,179
Noncompete agreement	500
Other assets	8,768

Total assets acquired	645,642

Deposits	465,706
Borrowed funds	65,842
Other liabilities	11,845

Total liabilities acquired	543,393

Net assets acquired	$102,249

In accordance with disclosures required by SFAS No. 141, “Business Combinations,” the following (unaudited) pro forma consolidated results of operations for the years ended December 31, 2003 and 2002 have been prepared as if the acquisition of CoVest occurred as of January 1, 2002.

	2003	2002
	(Dollar amounts in thousands, except per share data)
Net interest income	$230,691	$240,025
Net income	$95,113	$96,746
Basic earnings per share	$2.04	$2.01
Diluted earnings per share	$2.02	$2.00

In connection with the acquisition, the Company accrued $6.0 million for direct merger-related costs, which was included in the purchase price of the transaction and in the determination of goodwill. The merger-related charges consist of $4.6 million in employee severance and benefit related costs, $.6 million in contract termination costs, and $.8 million in professional fees. Employee severance and benefit related charges include severance, other benefits, and outplacement costs associated with the termination of employees primarily in centralized corporate support and data processing functions and change-in-control payments made pursuant to pre-exiting employment agreements. The severance amounts are determined based on the Company’s existing severance pay programs and are paid out over a benefit period of up to 10 months. Change-in-control payments are paid out over a benefit period of up to three years. Contract termination costs represent cancellation payments or present values of the remaining contract obligation for termination of certain data processing agreements and similar services. Professional fees include legal, investment banking, and accounting services associated with consummating the acquisition. As of December 31, 2003, the remaining balance in the accrual was $4.3 million.

4.	SECURITIES

The aggregate amortized cost, gross unrealized gains and losses, and market value of securities as of December 31 were as follows.

	2003				2002
	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollar amounts in thousands)
Securities Available for Sale
U.S. Agency	$219,406	$—	$(2)	$219,404	$200,527	$1,231	$(1)	$201,757
Collateralized Mortgage Obligations	901,998	6,175	(5,952)	902,221	854,251	14,793	(1,964)	867,080
Other Mortgage-Backed Securities	255,586	6,142	(266)	261,462	272,546	10,208	(94)	282,660
State and Municipal	706,741	53,832	(793)	759,780	529,608	43,976	(56)	573,528
Other	91,848	35	(5,100)	86,783	99,241	351	(2,850)	96,742

Total	$2,175,579	$66,184	$(12,113)	$2,229,650	$1,956,173	$70,559	$(4,965)	$2,021,767

Securities Held to Maturity
U.S. Treasury	$1,376	$1	$—	$1,377	$1,705	$9	$—	$1,714
U.S. Agency	176	—	—	176	126	1	—	127
State and Municipal	65,894	67	—	65,961	68,001	145	—	68,146

Total	$67,446	$68	$—	$67,514	$69,832	$155	$—	$69,987

During second quarter 2003, $36.0 million of certain non-marketable equity securities were reclassified from the held to maturity portfolio to the available for sale portfolio to more accurately account for the securities in accordance with their terms and conditions. No gains or losses were realized on the reclassification. All prior periods presented have been restated to reflect the reclassification.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of investments with unrealized losses as of December 31, 2003. The securities presented are grouped according to the time periods during which the investments have been in an unrealized loss position.

	Unrealized Losses	Related Fair Value
	(Dollar amounts in thousands)
One year or less	$6,946	$767,933
Greater than one year	5,167	32,240

Total	$12,113	$800,173

Of the $12.1 million in total unrealized losses reported at December 31, 2003, $5.1 million reported in the greater than one year category is associated with a single $24.9 million investment in Federal National Mortgage Association preferred stock. Management does not consider the unrealized loss to be other-than-temporary, as the security maintains an investment grade credit rating and anticipates a more favorable market value upon the 2004 scheduled repricing. Of the $6.9 million in unrealized losses reported in the one year or less category, 89%, or $6.2 million is associated with the investment in numerous collateralized mortgage-backed obligations. Management does not consider the unrealized losses associated with these securities to be other-than-temporary, as the investments are backed by agency guaranteed securities and, accordingly, anticipates the timely receipt of all principal payments.

The following table shows securities available for sale and held to maturity as of December 31, 2003, by remaining contractual maturity. Included in securities available for sale are collateralized mortgage obligations and other mortgage-backed securities. All of these securities are presented based on their expected average lives using historical and predicted prepayment trends.

	Available for Sale		Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollar amounts in thousands)
One year or less	$577,344	$574,470	$22,231	$22,254
One year to five years	919,306	942,794	23,985	24,009
Five years to ten years	447,124	467,193	5,757	5,763
After ten years	231,805	245,193	15,473	15,488

Total	$2,175,579	$2,229,650	$67,446	$67,514

The following table presents proceeds from sales of securities and the components of net security gains for the years ended December 31.

	2003	2002	2001
	(Dollar amounts in thousands)
Proceeds from sales	$608,485	$300,212	$525,498
Gross realized gains	$4,134	$1,921	$3,297
Gross realized losses	(1,146)	(1,461)	(2,507)

Net realized gains	$2,988	$460	$790

Income taxes on net realized gains	$1,165	$179	$308

The carrying value of securities available for sale, securities held to maturity, and securities purchased under agreements to resell, which were pledged to secure deposits and for other purposes as permitted or required by law at December 31, 2003 and 2002 totaled $2,078.3 million and $1,691.7 million, respectively.

Excluding securities issued by the U.S. Government and its agencies and corporations, there were no investments in securities from one issuer that exceeded 10% of consolidated stockholders’ equity on December 31, 2003 or 2002.

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 14, “Comprehensive Income,” commencing on page 64 of this Form 10-K.

5.	LOANS

Total loans, net of deferred loan fees and other discounts of $3.2 million and $2.0 million at December 31, 2003 and 2002, respectively, were as follows.

	2003	2002
	(Dollar amounts in thousands)
Commercial and industrial	$1,052,117	$897,845
Agricultural	94,983	91,381
Consumer	895,588	914,820
Real estate - 1-4 family	170,245	138,302
Real estate - commercial	1,393,420	1,019,989
Real estate - construction	453,429	344,509

Total loans	$4,059,782	$3,406,846

The Company primarily lends to consumers and small to mid-sized businesses in the market areas in which the Company generates deposits. Within these parameters, the Company strives to diversify its loan portfolio by loan type, industry, borrower, and geographic concentrations. Management believes that such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. As of December 31, 2003 and 2002, there were no significant loan concentrations with any single borrower, industry, or geographic segment.

It is the policy of the Company to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral to obtain prior to making a loan. The type of collateral, when required, will vary in ranges from liquid assets to real estate. The Company’s access to collateral, in the event of borrower default, is assured through adherence to state lending laws and the Company’s lending standards and credit monitoring procedures.

The following table summarizes the book value of loans that were pledged to secure deposits and for other purposes as required or permitted by law at December 31, 2003 and 2002.

	2003	2002
	(Dollar amounts in thousands)
Loans pledged to secure:
Deposits	$54,455	$51,375
Federal Home Loan Bank Advances	326,620	268,530

Total	$381,075	$319,905

6.	RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve For Loan Losses

A summary of the transactions in the reserve for loan losses follows for the years ended December 31.

	2003	2002	2001
	(Dollar amounts in thousands)
Balance at beginning of year	$47,929	$47,745	$45,093
Loans charged-off	(12,105)	(18,177)	(19,330)
Recoveries of loans previously charged-off	2,555	2,951	2,898

Net loans charged-off	(9,550)	(15,226)	(16,432)
Provision for loan losses	10,805	15,410	19,084
Reserve of acquired bank	7,220	—	—

Balance at end of year	$56,404	$47,929	$47,745

Impaired Loans

A portion of the Company’s reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in non-performing assets. A summary of these loans and their related reserve for loan losses is as follows.

	2003	2002	2001
	(Dollar amounts in thousands)
Impaired loans:
With valuation reserve required (1)	$12,230	$1,587	$4,828
With no valuation reserve required	7,508	7,736	8,414

Total impaired loans	$19,738	$9,323	$13,242

Valuation reserve related to impaired loans	$4,167	$1,336	$3,954
Average impaired loans	$13,924	$10,855	$15,979
Interest income recognized on impaired loans	$218	$345	$237

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.

7.	PREMISES, FURNITURE, AND EQUIPMENT

Premises, furniture, and equipment at December 31 are summarized as follows.

	2003	2002
	(Dollar amounts in thousands)
Land	$29,983	$27,510
Premises	98,644	87,714
Furniture and equipment	71,518	63,572

Total cost	200,145	178,796
Accumulated depreciation	(108,610)	(97,169)

Net book value	$91,535	$81,627

Depreciation expense on premises, furniture, and equipment for the years 2003, 2002, and 2001 totaled, $8.4 million, $8.7 million, and $8.7 million, respectively.

Operating Leases

At December 31, 2003, the Company and the Bank were each obligated under certain noncancellable operating leases for premises and equipment, which expire at various dates through the year 2013. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2003, have initial or remaining noncancellable lease terms in excess of one year.

Total
(Dollar amounts in thousands)
Year-ending December 31,
2004	$1,721
2005	986
2006	438
2007	395
2008	325
2009 and thereafter	274

Total minimum lease payments	$4,139

Rental expense charged to operations in 2003, 2002, and 2001, amounted to approximately $2.0 million, $1.9 million, and $1.9 million, respectively, including amounts paid under short-term cancelable leases. Occupancy expense has been reduced by rental income from premises leased to others in the amount of $217 thousand for 2003, $222 thousand for 2002, and $213 thousand for 2001.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 which provides that intangible assets with finite lives be amortized and that goodwill and other intangible assets with indefinite lives not be amortized, but rather tested at least annually for impairment. The Company performed its annual impairment test, resulting in no impairment for 2003.

The change in the carrying amount of goodwill for the year ended December 31, 2003 is as follows.

2003
(Dollar amounts in thousands)
Balance at December 31, 2002	$16,397
Goodwill from business combinations	67,338

Balance at December 31, 2003	$83,735

The Company has other intangible assets capitalized on its Consolidated Statements of Condition in the form of core deposit premiums and a noncompete agreement. In accordance with SFAS No. 142, these intangible assets are being amortized over their estimated useful lives, which range from 3 to 11.3 years. The Company reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. A summary of the Company’s other intangible assets follows.

	2003				2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Net Carrying Amount
	(Dollar amounts in thousands)			(In years)
Other intangible assets:
Core deposit premium	$15,071	$38	$15,033	7.3	$—
Noncompete agreement	500	—	500	3.0	—

Total other intangible assets	$15,571	$38	$15,533	7.1	$—

Amortization expense of other intangible assets totaled $38 thousand, $1.3 million, and $803 thousand for the years ended December 31, 2003, 2002, and 2001, respectively. Amortization expense on other intangible assets is expected to total $2.3 million, $2.2 million, and $2.1 million in 2004 through 2006, 2007, and 2008, respectively.

Upon the adoption of SFAS No. 142 on January 1, 2002, the Company discontinued the amortization of goodwill, which decreased noninterest expense and increased net income in 2003 and 2002 as compared to 2001. A reconciliation of previously reported net income and earnings per share as adjusted for the exclusion of goodwill amortization is presented below had the Company accounted for goodwill under SFAS No. 142 for all periods presented.

	2003	2002	2001
	(Dollar amounts in thousands, except share data)
Reported net income	$92,778	$90,150	$82,138
Add back of goodwill amortization	—	—	2,160

Adjusted net income	$92,778	$90,150	$84,298

Basic earnings per share:
Reported net income	$1.99	$1.88	$1.64
Add back of goodwill amortization	—	—	0.04

Adjusted net income	$1.99	$1.88	$1.68

Diluted earnings per share:
Reported net income	$1.97	$1.86	$1.63
Add back of goodwill amortization	—	—	0.04

Adjusted net income	$1.97	$1.86	$1.67

9.	DEPOSITS

The following is a summary of deposits at December 31.

	2003	2002
	(Dollar amounts in thousands)
Demand deposits	$859,080	$789,392
Savings deposits	629,505	475,366
NOW accounts	890,461	717,542
Money market deposits	740,009	525,621
Time deposits less than $100	1,119,495	1,112,677
Time deposits of $100 or more	576,558	552,356

Total deposits	$4,815,108	$4,172,954

The scheduled maturities of time deposits as of December 31, 2003, for the years 2004 through 2009 and thereafter, were as follows.

Total
(Dollar amounts in thousands)
Year ending December 31,
2004	$1,163,234
2005	351,087
2006	115,739
2007	38,532
2008	27,324
2009 and thereafter	137

Total	$1,696,053

10.	BORROWED FUNDS

The following is a summary of borrowed funds for the years ended December 31.

	2003	2002
	(Dollar amounts in thousands)
Securities sold under agreements to repurchase	$564,709	$384,408
Federal funds purchased	315,000	278,000
Federal Home Loan Bank advances	491,373	575,000
Other borrowed funds	590	—

Total borrowed funds	$1,371,672	$1,237,408

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Condition. Repurchase agreements are secured by U.S. Treasury and U.S. Agency securities and, if required, are held in third party pledge accounts. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2003, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceed 10% of stockholders’ equity.

The Company’s subsidiary banks are members of the Federal Home Loan Bank (“FHLB”) and have access to term financing from the FHLB. These advances are secured by qualifying residential and multi-family mortgages and mortgage-related securities. At December 31, 2003, all advances from the FHLB are fixed rate with interest payable monthly.

As of December 31, 2003, the maturity and rate schedule for FHLB advances is as follows.

Maturity	Advance Amount	Rate (%)
	(Dollar amounts in thousands)
October 4, 2004	$5,107	3.83
November 1, 2004	7,143	3.55
November 1, 2004	5,012	1.52
April 29, 2005	25,000	1.78
May 2, 2005	50,000	1.76
May 13, 2005	50,000	1.58
August 1, 2005	15,000	3.22
August 1, 2005	100,000	3.35
October 3, 2005	50,000	1.85
October 3, 2005	50,000	1.82
October 31, 2005	75,000	2.10
December 19, 2005	25,000	2.17
December 19, 2005	12,000	2.03
May 30, 2006	3,000	2.06
July 24, 2006	5,246	4.10
January 15, 2008(1)	10,865	4.55
May 28, 2008	3,000	2.77

	$491,373	2.35

(1)	Callable quarterly, in whole or in part, at the discretion of the Federal Home Loan Bank of Chicago.

Other borrowed funds consist of term federal funds purchased, treasury tax and loan deposits, and short-term credit arrangements with unaffiliated banks and are generally repaid weekly. None of the Company’s borrowings have any related compensating balance requirements that restrict the usage of Company assets.

Exclusive of Federal Reserve Bank discount borrowing facilities, the Company had $1,244.6 million of unused short-term credit lines available for use at December 31, 2003.

11.	SUBORDINATED DEBT – TRUST PREFERRED SECURITIES

In November 2003 the Company formed First Midwest Capital Trust I (“FMCT I”), a statutory business trust, organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole assets of the trust. The preferred trust securities of the trust represent preferred beneficial interests in the assets of the trust and are subject to mandatory redemption, in whole or in part, upon payment of the junior subordinated debentures held by the trust. The common securities of the trust are wholly owned by the Company. The trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The Company’s obligations under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of the trust’s obligations under the trust securities issued by the trust. The guarantee covers the distributions and payments on liquidation or redemption of the trust preferred securities, but only to the extent of funds held by the trust.

In accordance with FIN 46R, FMCT I qualifies as a variable purpose entity for which the Company is not the primary beneficiary and therefore ineligible for consolidation. Accordingly, the trust is not consolidated in the Company’s financial statements and is accounted for using the equity method. The subordinated debentures issued by the Company to the trust are reflected in the Company’s Consolidated Statement of Condition as “Subordinated Debentures - Trust Preferred Securities” with the corresponding interest distributions recorded as interest expense.

The trust preferred securities are tax-advantaged issues and currently qualify for Tier 1 capital treatment under the Federal Reserve Board (“FRB”) guidelines. As a result of the issuance of FIN 46R, the FRB is currently evaluating whether de-consolidation of the trust will affect the qualification of the trust preferred securities as Tier 1 capital. Refer to Note 2,

“Recent Accounting Pronouncements,” and Note 19, “Regulatory and Capital Matters,” commencing on pages 52 and 71 of this Form 10-K for additional details regarding the issuance of FIN 46R and risk-based capital ratios.

The following summarizes the securities issued and debentures acquired by FMCT I at December 31, 2003 (Dollar amounts in thousands).

Issuance Trust	Issuance Date	Common Shares Issued	Trust Preferred Securities Issued (1)	Coupon Rate (2)	Principal Amount of Debentures (3)	Maturity
First Midwest Capital Trust I	Nov. 2003	$3,866	125,000	6.95%	$128,866	Dec. 1, 2033

(1)	The trust preferred securities accrue distributions at a rate equal to the interest rate and maturity identical to that of the related debentures. The trust preferred securities will be redeemed upon maturity of the related debentures.

(2)	The coupon rate is fixed with distributions payable semi-annually. The Company has the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided no extension period may extend beyond the stated maturity of the debentures. During such extension period, distributions on the trust preferred securities will also be deferred, and the Company’s ability to pay dividends on its common stock will be restricted.

(3)	The Company has the right to redeem its debentures: (i) in whole or in part at any time and (ii) in whole at any time within 90 days after the occurrence of a “Tax Event,” an “Investment Company Act Event,” or a “Regulatory Capital Event,” (as defined in the indenture pursuant to which the debentures were issued), subject to regulatory approval. If the debentures are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments from the redemption date to the maturity date discounted at the Adjusted Treasury Rate (as defined in the indenture), plus any accrued but unpaid interest.

12.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units or shares. An underlying represents a variable, such as an interest rate, security price, or price index. The amount of cash or other asset delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying. Derivatives are also implicit in certain contracts and commitments.

SFAS No. 133 requires all derivative instruments to be carried at fair value on the balance sheet and provides special hedge accounting provisions that permit the change in fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative. Note 1, “Summary of Significant Accounting Policies, commencing on page 47 of this Form 10-K, provides further detail on how derivative instruments are accounted for in the financial statements. The Company usually designates derivative instruments used to manage interest rate risk into SFAS No. 133 hedge relationships with the specific assets, liabilities, or cash flows being hedged. Some derivative instruments used for interest rate risk management may not be designated in a SFAS No. 133 hedge relationship. Such will be the case if the derivative instrument is being used to offset risk related to an asset or liability that is accounted for at fair value in the financial statements, if the derivative instrument has been moved out of a SFAS No. 133 relationship because the hedge was deemed not effective, or if operational or cost constraints make it prohibitive to apply hedge accounting.

Management uses derivative instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. The derivative instruments the Company primarily uses are interest rate swaps with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated rate environment.

As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk is the adverse effect a change in interest rates, currency, equity prices, or implied volatility has on the value of a financial instrument. Market risk associated with changes in interest rates is managed by establishing and monitoring limits as to the degree of risk that may be undertaken as part of the Company’s overall market risk monitoring process, which includes the use of net interest income and economic value of equity simulation methodologies. This process is carried out by the

Company’s Asset Liability Management Committee. See further discussion of this process in Item 7a, “Qualitative and Quantitative Disclosures About Market Risk,” commencing on page 40 of this Form 10-K.

Credit risk occurs when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivatives, applying uniform credit standards maintained for all activities with credit risk, and collateralizing gains. The Company maintains a policy limiting credit exposure to any one counterparty to not more than 2.5% of stockholders’ equity. Additionally, the Company has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. On December 31, 2003, these collateral agreements covered 100% of the notional amount of the Company’s interest rate swaps outstanding, and the Company had pledged or delivered to counterparties cash or U.S. government and U.S. government sponsored agency securities with a fair value of $.9 million to collateralize net losses with counterparties.

Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations and expected lives presented in the following table are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31, 2003 and 2002.

Fair Value Hedge - During 2003, the Company hedged the fair value of fixed rate commercial loans through the use of pay fixed, receive variable interest rate swap. The Company did not enter into any fair value hedges in 2002. The Company recognized no ineffective fair value hedge gains or losses, and no gains or losses were recognized related to components of derivative instruments that were excluded from the assessment of hedge ineffectiveness during 2003 and 2002.

Cash Flow Hedges - During 2003 and 2002, the Company hedged cash flow variability related to variable-rate funding products, specifically certain indexed deposit accounts, through the use of pay fixed, receive variable interest rate swaps. The Company recognized no ineffective cash flow hedge gains or losses, and no gains or losses were recognized related to components of derivative instruments that were excluded from the assessment of hedge ineffectiveness during 2003 and 2002.

Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2003 and 2002, accumulated other comprehensive income included a deferred after-tax net loss of $328 thousand and $648 thousand, respectively, for the derivatives used to hedge funding cash flows. See Note 14, “Comprehensive Income,” commencing on page 64 of this Form 10-K, for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in other comprehensive income at December 31, 2003 related to the derivatives used to hedge funding cash flows is projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through September 2005, with $.7 million of net loss expected to be reclassified within the next year. During 2003 and 2002, pretax losses of $1.0 million and $3.0 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products.

Other Derivative Activities - The Company’s derivative portfolio also includes derivative instruments not designated in a SFAS No. 133 hedge relationship. Those instruments include real estate 1-4 family mortgage loan commitments and an interest rate cap. The Company does not enter into derivative transactions for purely speculative purposes. The effect of the mortgage loan commitments was not material for any period presented. As a result of the CoVest acquisition, the Company has an interest rate cap at December 31, 2003. The interest rate cap notional amount outstanding at December 31, 2003 was $10.0 million, with a 4.50% capped rate based on the 3 month U.S. Treasury Bill. The interest rate cap will mature on October 12, 2004, and has a fair value of less than $1 thousand. During 2002, the Company had no derivative instruments in its derivative portfolio not included in SFAS No. 133 hedge relationships.

Summary information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS No. 133 at December 31, 2003, 2002, and 2001 are as follows.

	2003	2002	2001
	(Dollar amounts in thousands)
Fair Value Hedges
Notional amount outstanding	$1,923	$—	$—
Weighted average interest rate paid	2.75%	—	—
Weighted average interest rate received	1.32%	—	—
Weighted average maturity (in years)	4.38	—	—
Derivative asset (liability) fair value	$38	$—	$—

Cash Flow Hedges
Notional amount outstanding	$75,000	$125,000	$100,000
Weighted average interest rate paid	2.30%	4.76%	5.25%
Weighted average interest rate received	1.14%	1.39%	1.89%
Weighted average maturity (in years)	1.66	0.64	1.13
Derivative asset (liability) fair value	$(538)	$(1,063)	$(2,984)

13.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31.

	2003	2002	2001
	(Dollar amounts in thousands, except per share data)
Basic earnings per share:
Net income	$92,778	$90,150	$82,138
Average common shares outstanding	46,671	48,074	50,057
Basic earnings per share	$1.99	$1.88	$1.64
Diluted earnings per share:
Net income	$92,778	$90,150	$82,138
Average common shares outstanding	46,671	48,074	50,057
Dilutive effect of stock options	311	341	344

Diluted average common shares outstanding	46,982	48,415	50,401

Diluted earnings per share	$1.97	$1.86	$1.63

During 2003, 2002, and 2001, options to purchase 370 shares, 354 shares, and 150 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Company’s common stock, and, therefore, the effect would be antidilutive.

14.	COMPREHENSIVE INCOME

Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders’ equity that are not considered part of net income. Currently, the Company’s components of other comprehensive income are the unrealized gains (losses) on securities available for sale and the unrealized (losses) on certain derivatives. The following table summarizes reclassification adjustments and the related income tax effect to the components of other comprehensive income for the years ended December 31.

	2003	2002	2001
	(Dollar amounts in thousands)
Unrealized holding gains on available for sale securities arising during the period:
Unrealized net (losses) gains	$(8,534)	$54,185	$23,947
Related tax benefit (expense)	3,327	(21,132)	(9,340)

Net	(5,207)	33,053	14,607

Less: Reclassification adjustment for net gains realized during the period:
Realized net gains on sales of available for sale securities	2,988	206	792
Related tax (expense)	(1,166)	(81)	(309)

Net	1,822	125	483

Net unrealized holding (losses) gains on available for sale securities	(7,029)	32,928	14,124

Unrealized holding (losses) on derivatives used in cash flow hedging relationships arising during the year:
Unrealized net (losses)	(502)	(1,107)	(3,060)
Related tax benefit	195	432	1,194

Net	(307)	(675)	(1,866)

Less: Amounts reclassified to interest expense:
Realized net (losses) on cash flow hedges	(1,027)	(3,028)	(76)
Realized tax benefit	400	1,181	30

Net	(627)	(1,847)	(46)

Net unrealized holding gains (losses) on derivatives used in cash flow hedging relationships	320	1,172	(1,820)

Total other comprehensive (loss) income	$(6,709)	$34,100	$12,304

Activity in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2001 through 2003 was as follows.

	Accumulated Unrealized (Losses) Gains on Securities Available for Sale	Accumulated Unrealized (Losses) on Hedging Activities	Accumulated Other Comprehensive (Loss) Income
	(Dollar amounts in thousands)
Balance, December 31, 2000	$(7,039)	$—	$(7,039)
2001 change	14,124	(1,820)	12,304

Balance, December 31, 2001	7,085	(1,820)	5,265
2002 change	32,928	1,172	34,100

Balance, December 31, 2002	40,013	(648)	39,365
2003 change	(7,029)	320	(6,709)

Balance, December 31, 2003	$32,984	$(328)	$32,656

15.	INCOME TAXES

Total income taxes (benefits) reported in the Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001 include the following components.

	2003	2002	2001
	(Dollar amounts in thousands)
Current tax expense (benefit):
Federal	$28,850	$30,874	$25,550
State	(26)	705	(121)

Total	28,824	31,579	25,429

Deferred tax expense (benefit):
Federal	907	512	1,574
State	1,158	42	(335)

Total	2,065	554	1,239

Total income tax expense	$30,889	$32,133	$26,668

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded. Deferred tax assets and liabilities as of December 31, 2003 and 2002 were as follows.

	2003	2002
	(Dollar amounts in thousands)
Deferred tax assets:
Reserve for loan losses	$19,742	$16,775
Depreciable assets	461	1,157
Accrued retirement benefits	1,306	1,751
State tax benefits	1,327	2,218
Other	2,380	1,826

Total deferred tax assets	$25,216	$23,727

Deferred tax liabilities:
Purchase accounting adjustments	(3,881)	(1,435)
Dividends receivable	(4,966)	(3,469)
Deferred loan fees	(3,230)	(1,912)
Other	(1,503)	(1,669)

Total deferred tax liabilities	$(13,580)	$(8,485)

Net deferred tax assets	11,636	15,242
Tax effect of adjustments related to other comprehensive income	(20,952)	(25,136)

Net deferred tax (liabilities) assets including adjustments	$(9,316)	$(9,894)

Net deferred tax liabilities are included in other liabilities in the accompanying Consolidated Statements of Condition. Management believes that it is more likely than not that the deferred tax assets will be fully realized, therefore no valuation allowance has been recorded as of December 31, 2003 or 2002. The net deferred tax assets of $11.6 million include $1.5 million of net deferred tax liabilities acquired in the CoVest Acquisition.

The differences between the statutory federal income tax rate and the effective tax rate on income for the years ended December 31, 2003, 2002, and 2001 are as follows.

	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax exempt income, net of interest expense disallowance	(8.9%)	(7.1%)	(7.7%)
State income tax, net of federal tax effect	0.1%	0.4%	(0.3%)
Other, net	(1.2%)	(2.0%)	(2.5%)

Effective tax rate	25.0%	26.3%	24.5%

As of December 31, 2003, 2002, and 2001, the Company’s retained earnings includes an appropriation for an acquired thrift’s tax bad debt reserves of approximately $2.5 million for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.

16.	EMPLOYEE BENEFIT PLANS

Savings and Profit Sharing Plan - The Company has a defined contribution retirement savings plan (the “Plan”) which allows qualified employees, at their option, to make contributions up to 15% of pre-tax base salary through salary deductions under Section 401(k) of the Internal Revenue Code. At the employees’ direction, employee contributions are invested among a variety of investment alternatives. For employees who make voluntary contributions to the Plan, the Company contributes an amount equal to 2% of the employee’s compensation. At the Company’s discretion, an additional profit sharing amount may also be contributed up to a maximum of 6%. The Company’s matching contribution vests immediately, while the discretionary component gradually vests over 7 years based on the employee’s years of service. The cost of providing this plan was $4.1 million, $4.0 million, and $3.7 million in 2003, 2002, and 2001, respectively. The number of shares of the Company common stock held by the Plan was 1,964,540 at December 31, 2003, and 1,937,826 at December 31, 2002. The fair value of Company shares held by the Plan at December 31, 2003 and 2002 was $63.7 million and $51.8 million, respectively. The Plan received $1.5 million in dividends during 2003 and $1.4 million during 2002.

Pension Plan - The Company maintains a noncontributory defined benefit retirement plan (the “Pension Plan”) covering substantially all full-time employees that provides for retirement benefits based upon years of service and compensation levels of the participants. Actuarially determined pension costs are charged to current operations. The Company’s funding policy is to contribute amounts to its plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate.

The following table summarizes the Pension Plan’s costs and obligations to participants for the years ended December 31. Amounts are based on December 31, 2003 and 2002 measurement dates, respectively.

	2003	2002
	(Dollar amounts in thousands)
Accumulated benefit obligation	$22,454	$17,808

Change in benefit obligation:
Projected benefit obligation at beginning of year	$26,316	$20,887
Service cost	3,218	2,797
Interest cost	1,770	1,539
Actuarial losses	4,145	2,992
Benefits paid	(1,888)	(1,937)
Plan amendments	—	38

Projected benefit obligation at end of year	$33,561	$26,316

Change in plan assets:
Fair value of plan assets of beginning of year	$17,949	$17,336
Actual return on plan assets	2,906	(1,109)
Benefits paid	(1,888)	(1,937)
Employer contributions	5,400	3,659

Fair value of plan assets at end of year	$24,367	$17,949

Reconciliation of funded status:
Funded status	$(9,194)	$(8,367)
Unamortized prior service cost	41	49
Unrecognized net actuarial losses	13,587	10,582

Net amount recognized	$4,434	$2,264

Amounts recognized in the consolidated statements of condition consist of:
Prepaid benefit cost	$4,434	$2,264

The following actuarial assumptions were used to determine the actuarial present value of the projected benefit obligation at December 31, 2003 and 2002.

	2003	2002
Weighted-average assumptions at the end of the year:
Discount rate	6.25%	6.75%
Rate of compensation increase	4.50%	4.50%

Net periodic benefit pension expense for the year ended December 31 included the following components.

	2003	2002	2001
	(Dollar amounts in thousands)
Components of net periodic benefit cost:
Service cost	$3,218	$2,797	$2,230
Interest cost	1,770	1,539	1,257
Expected return on plan assets	(2,168)	(1,945)	(1,456)
Recognized net actuarial loss	402	96	—
Amortization of prior service cost	8	(26)	(81)

Net periodic cost	$3,230	$2,461	$1,950

The following actuarial assumptions were used to determine the net periodic benefit expense for the year ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
Weighted-average assumptions:
Discount rate	6.75%	7.25%	7.75%
Expected return on plan assets	8.75%	9.00%	9.00%
Rate of compensation increase	4.50%	4.50%	4.50%

The asset allocation for the Pension Plan assets as of the measurement date, by asset category, is as follows.

	Target Allocation 2004	Percentage of Plan Assets
		2003	2002
Asset Category:
Equity securities	45-55%	50%	48%
Fixed income	40-50%	44%	48%
Other	2-5%	6%	4%

Total		100%	100%

Determination of expected long-term rate of return - The expected long-term rate of return for the Pension Plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% - 11% over the long-term, while cash and fixed income is expected to return between 4% and 6%. Based on historical experience, the Retirement Plans Committee expects that the Plan’s asset managers will provide a modest (.5% - 1% per annum) premium to their respective market benchmark indices.

Investment policy and strategy - The policy, as established by the Retirement Plans Committee, is to provide for growth of capital with a moderate level of volatility by investing assets per the target allocations state above. The assets are reallocated as needed by the fund manager to meet the above target allocations, and the investment policy is reviewed on a quarterly basis, under the advisement of a certified investment advisor, to determine if the policy should be changed.

Based on the actuarial assumptions, the Company expects to make $3.7 million in employer contributions to the Pension Plan in 2004. Estimated pension benefit payments, which reflect expected future service, for fiscal years 2004 through 2013, are as follows (dollar amounts in thousands).

2004	$306
2005	387
2006	497
2007	662
2008	905
2009 - 2013	8,405

Other Plans of Merged Subsidiaries - As a result of the CoVest acquisition, the Company maintained a post-retirement benefit plan that provides certain post-retirement health care benefits to retired employees and directors of CoVest. In 2002, CoVest froze the plan with future benefits available only to current participants. The plan is accounted for in accordance with SFAS No. 106, “Employee Accounting for Post-retirement Benefits Other Than Pensions.” It is anticipated that the majority of the accumulated post-retirement benefit obligation will be paid out to participants, if elected, in the form of a lump-sum distribution in the first quarter 2004. The liability under this plan is not material to the Company’s consolidated financial statements.

17.	STOCK OPTION PLANS

Omnibus Stock and Incentive Plan (the “Omnibus Plan”) - In February 1989, the Board of Directors of the Company adopted the Omnibus Plan, which allows for the granting of both incentive and non-statutory (“nonqualified”) stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to certain key employees. The total number of shares of the Company’s common stock authorized for awards under the Omnibus Plan, as amended, is 6,431,641 of which 325,000 shares may be granted in restricted stock.

Since the inception of the Omnibus Plan, in February of each year certain key employees have been granted nonqualified stock options. The option exercise price is set at the fair market value of the Company common stock on the date the options are granted. All options have a term of ten years from the date of grant and vest over three years (subject to accelerated vesting in connection with death, disability or a change-in-control, as defined in the Omnibus Plan) with 50% exercisable after two years from the date of grant and the remaining 50% exercisable three years after the grant date.

Nonemployee Directors Stock Option Plan (the “Directors Plan”) - In 1997, the Board of Directors of the Company adopted the Directors Plan, which provides for the granting of nonqualified options for shares of common stock to nonmanagement Board members of the Company. A maximum of 281,250 nonqualified options for shares of common stock are authorized for grant under the Directors Plan. The timing, amounts, recipients, and other terms of the option grants are determined by the provisions of, or formulas in, the Directors Plan. The exercise price of the options is equal to the fair market value of the common stock on the grant date. All options have a term of ten years from the date of grant and become exercisable one year from the grant date subject to accelerated vesting in the event of retirement, death, disability, or a change-in-control, as defined in the Directors Plan. Directors elected during the service year are granted options on a pro-rata basis to those granted to the directors at the start of the service year.

Both the Omnibus Plan and the Directors Plan have been submitted to and approved by the stockholders of the Company.

A summary of the nonqualified stock option transactions under the Omnibus Plan and Directors Plan for the periods noted are as follows.

	Years ended December 31,
	2003		2002		2001
	Options	Average Exercise Price	Options	Average Exercise Price	Options	Average Exercise Price
	(Dollar amounts in thousands)
Outstanding at beginning of year	2,063	$21.88	2,069	$19.34	1,906	$17.18
Granted	575	26.55	596	28.86	727	23.55
Exercised	(469)	21.33	(580)	19.84	(516)	17.04
Forfeited	(31)	26.26	(16)	25.01	(48)	21.83
Expired	(8)	27.95	(6)	28.72	—	—

Outstanding at end of year	2,130	$23.17	2,063	$21.88	2,069	$19.34

Exercisable at end of year	1,074	$19.87	989	$19.55	809	$16.52

The following is a summary of options outstanding and exercisable at December 31, 2003.

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Life (1)	Average Exercise Price	Number Exercisable	Average Exercise Price
$10.77 - $18.55	583	4.42	$16.76	583	$16.76
$18.88 - $22.50	563	6.29	22.07	366	21.84
$22.73 - $26.70	484	8.93	26.18	17	24.09
$27.41 - $32.05	500	7.26	28.99	108	29.36

Total	2,130	6.61	$23.17	1,074	$19.87

(1)	Represents the average contractual life remaining in years.

18.	STOCKHOLDER RIGHTS PLAN

On February 15, 1989, the Board of Directors of the Company adopted a Stockholder Rights Plan. Pursuant to that Plan, the Company declared a dividend, paid March 1, 1989, of one right (“Right”) for each outstanding share of the Company common stock held on record on March 1, 1989 pursuant to a Rights Agreement dated February 15, 1989. Each right entitles the registered holder to purchase from the Company 1/100 of a share of Series A Preferred Stock for a price of $100, subject to adjustment. The Rights will be exercisable only if a person or group has acquired, or announces the intention to acquire, 10% or more of the Company’s outstanding shares of common stock. The Company is entitled to redeem each for $0.01, subject to adjustment, at any time prior to the earlier of the tenth business day following the acquisition by any person or group of 10% or more of the outstanding shares of the Company common stock, or the expiration of the Rights in November, 2005.

As a result of the Rights distribution, 600,000 of the 1,000,000 shares of authorized preferred stock were reserved for issuance as Series A Preferred Stock.

19.	REGULATORY AND CAPITAL MATTERS

The Company and its subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Company’s subsidiary banks are required to maintain reserves against deposits. Reserves are held either in the form of vault cash or non-interest bearing balances maintained with the Federal Reserve Bank and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. At December 31, 2003 and 2002, reserve balances of $69.2 million and $57.0 million, respectively, were maintained in fulfillment of these requirements.

Under current Federal Reserve regulations, the Company’s subsidiary banks are limited in the amount they may loan or advance to the parent company and its nonbank subsidiaries. Loans or advances to a single Subsidiary may not exceed 10% and loans to all subsidiaries may not exceed 20% of the bank’s capital stock and surplus, as defined. Loans from subsidiary banks to nonbank subsidiaries, including the parent company, are also required to be collateralized.

The principal source of cash flow for the Company is dividends from its banking and other subsidiaries. Various Federal and state banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by its subsidiary banks. Future payment of dividends by the subsidiaries is dependent on individual regulatory capital requirements and levels of profitability. Without prior regulatory approval, the subsidiary banks can initiate aggregate dividend payments in 2004 of $218.9 million plus an additional amount equal to their net profits for 2004, as defined by statute, up to the date of any such dividend declaration. Since the Company is a legal entity, separate and distinct from its subsidiaries, the dividends of the Company are not subject to such bank regulatory guidelines.

The Company and its subsidiary banks are also subject to various capital requirements set up and administered by the Federal banking agencies. Under capital adequacy guidelines, the Company and its subsidiary banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components of capital and assets, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. As of December 31, 2003, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent regulatory notification classified the Company’s subsidiary banks as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the subsidiary banks must maintain minimum Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the subsidiary banks’ classification.

The following table summarizes the actual capital ratios for the Company and its subsidiary banks, as well as those required to be categorized as adequately capitalized and “well capitalized.”

	First Midwest Actual		For Capital Adequacy Purposes		Well Capitalized for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(Dollar amounts in thousands)
As of December 31, 2003:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$572,815	11.41%	$401,620	8.00%	$502,025	10.00%
First Midwest Bank	494,221	10.82	365,526	8.00	456,907	10.00
CoVest Banc	50,317	12.01	33,524	8.00	41,904	10.00
Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	516,411	10.29	200,810	4.00	301,215	6.00
First Midwest Bank	445,037	9.74	182,763	4.00	274,144	6.00
CoVest Banc	45,006	10.74	16,762	4.00	25,143	6.00
Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	516,411	8.49	182,481	3.00	304,135	5.00
First Midwest Bank	445,037	7.26	183,774	3.00	306,290	5.00
CoVest Banc	45,006	7.55	17,887	3.00	29,812	5.00

As of December 31, 2002:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$482,512	11.03%	$349,960	8.00%	$437,450	10.00%
First Midwest Bank	460,426	10.56	348,826	8.00	436,033	10.00
Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	434,583	9.93	174,980	4.00	262,470	6.00
First Midwest Bank	412,497	9.46	174,413	4.00	261,620	6.00
Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	434,583	7.32	178,126	3.00	296,877	5.00
First Midwest Bank	412,497	7.01	176,683	3.00	294,471	5.00

As discussed in Note 11, “Subordinated Debt – Trust Preferred Securities,” commencing on page 61 of this Form 10-K, the capital securities held by FMCT I qualify as Tier 1 capital for the Company under FRB guidelines. In calculating the amount of Tier 1 qualifying capital, the FRB currently allows the inclusion in Tier 1 capital securities such as the capital securities issued by FMCT I up to an amount not to exceed 25% of total Tier 1 capital. As of December 31, 2003, the Company’s Tier 1 capital totaled $ 516.4 million, of which $125.0 million, or 24% would have been attributable to the capital securities.

As a result of the issuance of FIN 46R, the FRB is currently evaluating whether deconsolidation of the trust will affect the qualification of the preferred securities as Tier 1 capital. It is possible that a change in the FRB guidelines may result in these securities qualifying for Tier 2 capital rather than Tier 1 capital. If Tier 2 capital treatment had been required at December 31, 2003, the Company would remain “well capitalized” under the Federal Reserve requirements.

20.	COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

Credit Extension Commitments and Guarantees

In the normal course of business, the Company enters into a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers, to reduce its exposure to fluctuations in interest rates and to conduct lending activities. These instruments principally include commitments to extend credit, standby letters of credit and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Condition. The contractual or notional amounts of these financial instruments at December 31 were as follows.

	2003	2002
	(Dollar amounts in thousands)
Commitments to extend credit:
Fixed rate	$100,120	$229,309
Floating rate	1,066,289	848,132
Letters of credit:
Standby	105,709	85,375
Commercial	755	774

The amount of unused home equity lines of credit included in commitments to extend credit totaled $252.9 million and $195.1 million at December 31, 2003 and 2002, respectively.

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

In the event of a customer’s nonperformance, the Company’s credit loss exposure is represented by the contractual amount of those commitments. The credit risk is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. The Company uses the same credit policies in making credit commitments as it does for on-balance sheet instruments, with such exposure to credit loss minimized due to various collateral requirements in place.

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements is represented by the contractual amount of the commitment. At December 31, 2003, the carrying value of the Company’s standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $449 thousand. The current liability reflects the fair value of the guarantee associated with standby letters of credit originated since January 1, 2003, the implementation date of the recognition provisions of FIN 45. At December 31, 2003, standby letters of credit had a remaining weighted-average term of approximately 9.7 months, with remaining actual lives ranging from less than 1 year to 11.9 years. If a commitment is funded, the Company may seek recourse through the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Legal Proceedings

As of December 31, 2003, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of December 31, 2003.

21.	VARIABLE INTEREST ENTITIES

A variable interest entity (“VIE”) is a partnership, limited liability company, trust or other legal entity that does not have sufficient equity to permit it to finance its activities without additional subordinated financial support from other parties, or whose investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are: (i) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (ii) the obligation to absorb the expected losses of an entity if they occur; and (iii) the right to receive the expected residual returns of the entity, if they occur.

FIN 46R addresses the consolidation of VIEs. This interpretation is summarized in Note 2, “Recent Accounting Pronouncements,” commencing on page 52 of this Form 10-K. Under FIN 46R, VIEs are consolidated by the party who is exposed to a majority of the VIE’s expected losses and/or residual returns (i.e., the primary beneficiary). Effective December 31, 2003, the Company adopted the provisions of FIN 46R for all interests held in a VIE. The Company evaluated various entities in which it held an interest to determine if these entities met the definition of a “VIE”, and whether the Company was the primary beneficiary and should consolidate the entity based on the variable interests it held. The following provides a summary of the VIEs in which the Company has a significant interest and discusses the accounting changes that resulted from the adoption of FIN 46R.

The Company owns 100% of the common stock of a business trust that was formed in November 2003 to issue trust preferred securities to third party investors. The trust’s only assets, which totaled $128.7 million at December 31, 2003, are debentures issued by the Company that were acquired by the trust using proceeds from the issuance of preferred securities and common stock. The trust meets the FIN 46R definition of a VIE, but the Company is not the primary beneficiary of the trust. Accordingly, the trust is not consolidated in the Company’s financial statements and is accounted for using the equity method. The subordinated debentures issued by the Company to the trust are reflected in the Company’s Consolidated Statement of Condition as “Subordinated debt—trust preferred securities.”

As a consequence of the December 31, 2003, CoVest Acquisition, the Company holds interest in 21 trust preferred capital security issuances within its investment portfolio. While these investments may meet the FIN 46R definition of a VIE, the Company is not the primary beneficiary. The Company accounts for its interest in these investments as available for sale securities. The Company’s maximum exposure to loss is limited to its investment in these VIE, which at December 31, 2003, had a total book and market value of $1.9 million.

The Company has a significant limited partner interest in 10 low-income housing tax credit partnerships, acquired at various times from 1997 to 2003. These entities meet the FIN 46R definition of a VIE. However, the Company is not the primary beneficiary of the entities, and, as such, will continue to account for its interest in these partnerships on the cost method. Exposure to loss as a result of its involvement with these entities is limited to the approximately $4.2 million book basis of the Company’s investment, which included unfunded commitments to make future investments.

The Company also holds an insignificant equity interest in 10 community development corporations, most of which are not-for-profit entities and, therefore, outside the scope of FIN 46R. While certain of these entities may meet the FIN 46R definition of a VIE, the Company is not the primary beneficiary of any of these entities as a result of its insignificant interest. As such, the Company will continue to account for its interest in these partnerships on the cost or equity method. Exposure to loss as a result of its involvement with these entities is limited to the approximately $173 thousand book basis of the Company’s investment.

The Company also holds an insignificant limited partnership interest in a partnership that was formed in 2000 for purposes of offering title services. The partnership has no material asset balance and distributes all income to the partners. While this entity may meet the FIN 46R definition of a VIE, the Company is not the primary beneficiary as a result of its insignificant interest. The Company’s maximum exposure to loss is limited to its investment in the partnership, which is less than $8 thousand.

22.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting principles generally accepted in the United States require disclosure of the estimated fair values of certain financial instruments, both assets and liabilities, on and off-balance sheet, for which it is practical to estimate the fair value. Because the estimated fair values provided herein exclude disclosure of the fair value of certain other financial instruments and all non-financial instruments, any aggregation of the estimated fair value amounts presented would not represent the underlying value of the Company. Examples of non-financial instruments having significant value include the future earnings potential of significant customer relationships and the value of the Company’s trust division operations and other fee-generating businesses. In addition, other significant assets including property, plant and equipment, and goodwill are not considered financial instruments and, therefore, have not been valued.

Various methodologies and assumptions have been utilized in management’s determination of the estimated fair value of the Company’s financial instruments, which are detailed below. The fair value estimates are made at a discrete point in time based upon relevant market information. Because no market exists for a significant portion of these financial instruments, fair value estimates are based on judgments regarding future expected economic conditions and loss experience and risk characteristics of the financial instruments. These estimates are subjective, involve uncertainties, and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used in estimating the fair value of financial instruments.

Short-Term Financial Assets and Liabilities - Financial instruments with a short or no stated maturity, prevailing market rates, and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, funds sold and other short-term investments, mortgages held for sale, corporate owned life insurance, accrued interest receivable, and accrued interest payable.

Securities Available for Sale and Held to Maturity - The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans - The fair value of loans was estimated using present value techniques by discounting the future cash flows of the remaining maturities of the loans, and, if applicable, prepayment assumptions were considered based on historical experience and current economic and lending conditions. The discount rate was based on the London Interbank Offering Rate (“Libor”) yield curve, with rate adjustments for liquidity and credit risk. The primary impact of credit risk on the present value of the loan portfolio, however, was accommodated through the use of the reserve for loan losses, which is believed to represent the current fair value of probable future losses for purposes of the fair value calculation.

Deposit Liabilities - The fair value of demand, savings, money market deposits, and fixed-maturity certificates of deposits was estimated using a discounted cash flow analysis based on the LIBOR yield curve. The cash flows used for demand, savings, and money market deposits were developed using a weighted average life based on current and historical experiences regarding portfolio retention and interest rate repricing behavior.

Borrowed Funds - The fair value of repurchase agreements and FHLB advances is estimated by discounting the agreements based on maturities using the rates currently offered for repurchase agreements of similar remaining maturities. The carrying amounts of funds purchased and other borrowed funds approximate their fair value due to their short-term nature.

Subordinated Debt-Trust Preferred Securities - The fair value of subordinated debt was determined using available market quotes.

Derivative Assets and Liabilities - The fair value of derivative instruments are based either on cash flow projection models acquired from third parties or observable market price.

Commitments - Given the limited interest rate exposure posed by the commitments outstanding at year-end due to their general variable nature, coupled with the general short-term nature of the commitment periods entered into, termination clauses provided in the agreements, and the market rate of fees charged, the Company has estimated the fair value of commitments outstanding to be immaterial.

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2003 and 2002 are as follows.

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollar amounts in thousands)
Financial Assets:
Cash and due from banks	$186,900	$186,900	$195,153	$195,153
Funds sold and other short-term investments	5,789	5,789	11,745	11,747
Mortgages held for sale	9,620	9,620	18,521	18,521
Securities available for sale	2,229,650	2,229,650	2,021,767	2,021,767
Securities held to maturity	67,446	67,514	69,832	69,987
Loans, net of reserve for loan losses	4,059,782	4,075,381	3,406,846	3,530,226
Accrued interest receivable	30,506	30,506	31,005	31,005
Investment in corporate owned life insurance	146,421	146,421	141,362	141,362
Derivative assets	38	38	—	—
Financial Liabilities:
Deposits	$4,815,108	$4,479,605	$4,172,954	$4,000,720
Borrowed funds	1,371,672	1,373,032	1,237,408	1,248,956
Subordinated debt-trust preferred securities	128,716	130,721	—	—
Derivative liabilities	538	538	1,063	1,063
Accrued interest payable	6,828	6,828	8,503	8,503

23.	SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosures to the Consolidated Statements of Cash Flows for the three years ended December 31 are as follows.

	2003	2002	2001
	(Dollar amounts in thousands)
Income taxes paid	$30,573	$27,495	$25,056
Interest paid to depositors and creditors	82,988	112,638	191,175
Non-cash transfers of loans to foreclosed real estate	2,677	8,216	5,030
Dividends declared but unpaid	10,264	8,982	8,303

24.	RELATED PARTY TRANSACTIONS

The Company, through its subsidiary banks, has made loans and had transactions with certain of its directors and executive officers. However, all such loans and transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. The Securities and Exchange Commission has determined that, with respect to the Company and significant subsidiaries, disclosure of borrowings by directors and executive officers and certain of their related interests should be made if the loans are greater than 5% of stockholders’ equity, in the aggregate. These loans totaling $1.1 million and $.7 million in aggregate were not greater than 5% of stockholders’ equity at December 31, 2003 or 2002, respectively.

25.	CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of First Midwest Bancorp, Inc., the parent company.

Statements of Condition

(parent company only)

	December 31,
	2003	2002
	(Dollar amounts in thousands)
Assets
Cash and interest-bearing deposits	$31,936	$27,063
Investment in and advances to subsidiaries	569,197	461,973
Goodwill	56,955	8,943
Other intangible assets	14,612	—
Other assets	15,067	13,385

Total assets	$687,767	$511,364

Liabilities and Stockholders’ Equity
Subordinated debt - trust preferred securities	$128,716	$—
Accrued expenses and other liabilities	36,511	19,411
Stockholders’ equity	522,540	491,953

Total liabilities and stockholders’ equity	$687,767	$511,364

Statements of Income

(parent company only)

	Years ended December 31,
	2003	2002	2001
	(Dollar amounts in thousands)
Income
Dividends from subsidiaries	$54,160	$92,310	$69,547
Interest income	477	376	1,221
Security transactions and other income	15	319	519

Total income	54,652	93,005	71,287

Expenses
Interest expense	1,082	—	—
Salaries and employee benefits	4,215	3,155	2,802
Amortization of intangible assets	—	149	880
Other expenses	2,812	2,659	2,092

Total expenses	8,109	5,963	5,774

Income before income tax expense and equity in undistributed income of subsidiaries	46,543	87,042	65,513
Income tax benefit	2,948	1,831	1,652

Income before undistributed income of subsidiaries	49,491	88,873	67,165
Equity in undistributed income of subsidiaries	43,287	1,277	14,973

Net income	$92,778	$90,150	$82,138

Statements of Cash Flows

(parent company only)

	Years ended December 31,
	2003	2002	2001
	(Dollar amounts in thousands)
Operating Activities
Net income	$92,778	$90,150	$82,138
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiaries	(43,287)	(1,277)	(14,973)
Depreciation of premises, furniture, and equipment	49	57	87
Net (gains) losses on sales of securities	—	(254)	2
Tax benefit from employee exercises of nonqualified stock options	920	985	979
Net amortization of goodwill and other intangibles	—	149	880
Net (increase) decrease in other assets	(17,462)	397	6,032
Net increase (decrease) in other liabilities	15,818	(380)	(1,497)

Net cash provided by operating activities	48,816	89,827	73,648

Investing Activities
Purchases of securities available for sale	(9,035)	(1,346)	(1,218)
Proceeds from sales of securities available for sale	—	954	824
Purchase of other assets, net of sales	(28)	833	2,096
Acquisition, net of cash acquired	(108,658)	—	—

Net cash (used) provided by investing activities	(117,721)	441	1,702

Financing Activities
Proceeds from the issuance of subordinated debt	128,715	—	—
Net purchases of treasury stock	(22,404)	(52,117)	(64,582)
Proceeds from issuance of treasury stock	6	9	16
Cash dividends paid	(35,560)	(32,879)	(32,297)
Exercise of stock options	3,021	5,278	2,243

Net cash provided (used) by financing activities	73,778	(79,709)	(94,620)

Net increase (decrease) in cash and cash equivalents	4,873	10,559	(19,270)
Cash and cash equivalents at beginning of year	27,063	16,504	35,774

Cash and cash equivalents at end of year	$31,936	$27,063	$16,504

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9a. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers are elected annually by the Company’s Board of Directors. Certain information regarding the Company’s executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
John M. O’Meara (58)	President and, since 2003, Chief Executive Officer of the Company; Chairman and Chief Executive Officer of the Bank; prior to 2003, Chief Operating Officer of the Company	1987
Michael Kozak (52)	Executive Vice President and Chief Credit Officer of the Bank since 2004; prior thereto, Senior Vice President, Regional Credit Office since 1997	2004
Mark M. Dietrich (56)	Group Executive Vice President and Chief Operations Officer of the Bank	2002
Thomas J. Schwartz (54)	Group President, Commercial Banking of the Bank since 2000; prior thereto, Regional President of the Bank’s North Metro Region	2002
Michael L. Scudder (43)	Executive Vice President, Chief Financial Officer and Principal Accounting Officer of the Company since 2002; Group Executive Vice President, and Chief Financial Officer of the Bank	2002
Steven H. Shapiro (45)	Executive Vice President and Corporate Secretary since 2003; prior thereto, Deputy General Counsel and Assistant Secretary of FMC Technologies, Inc., since 2001, and Associate General Counsel and Assistant Secretary of FMC Corporation since 1998	2003
Janet M. Viano (48)	Group President, Retail Banking of the Bank since 2000; prior thereto, Director of Customer Service of the Bank	2002
Terry G. Beaudry (55)	Group President Trust Division, Chief Operating Officer since 2001; prior thereto, President and Chief Executive Officer of First Midwest Trust Company	2004
Kent S. Belasco (52)	Executive Vice President and Chief Information Officer since 1991	2004
Stephanie R. Wise (36)	Executive Vice President, Business and Institutional Services since 2003; prior thereto, Executive Vice President E-Commerce Division Manager since 2000, and Senior Vice President, Cash Management Division Manager since 1997	2004

The information required by this item concerning Directors is incorporated herein by reference to the caption “ELECTION OF DIRECTORS” of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference to the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the caption “EXECUTIVE COMPENSATION” of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

The Compensation Committee’s Report on Executive Compensation and Stock Performance graph contained in the “Executive Compensation” section of the Registrant’s Proxy Statement shall not be deemed incorporated by reference by any general statement incorporating by reference the Registrant’s Proxy Statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Registrant specifically incorporates this information by reference, and shall not otherwise be deemed “filed” under such Acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

Security ownership information of certain beneficial owners and management is incorporated herein by reference to the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANGEMENT” of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the caption “CERTAIN RELATIONS AND RELATED TRANSACTIONS” of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the caption “PRINCIPAL ACCOUNTING FEES AND SERVICES” of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

REPORTS ON FORM 8-K

(a) (1)	Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Consolidated Statements of Condition as of December 31, 2003 and 2002.

Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002, and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

(a) (2)	Financial Statement Schedules

The schedules for the Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(a) (3)	Exhibits

See Exhibit Index commencing on page 85.

(b)	Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished during the fourth quarter of 2003:

On October 10, 2003, the Company announced investment grade ratings issued by S & P Credit Rating Service.

On October 22, 2003, the Company announced its earning results for the quarter and nine months ended September 30, 2003.

On November 11, 2003, the Company announced the placement of $125,000,000 in trust preferred securities.

On December 31, 2003, the Company announced the completion of the CoVest Bancshares, Inc acquisition.

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

Management depends upon the Company’s system of internal controls in meeting its responsibilities for reliable financial statements. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management’s authorization. Judgments are required to assess and balance the relative cost and the expected benefits of these controls. As an integral part of the system of internal controls, the Company relies upon a professional Internal Audit function that conducts operational, financial, and special audits, and coordinates audit coverage with the Independent Auditors.

The consolidated financial statements have been audited by the Independent Auditors, Ernst and Young LLP, who render an independent professional opinion on management’s financial statements.

The Audit Committee of the Company’s Board of Directors, composed solely of outside directors, meets regularly with the Internal Auditors, the Independent Auditors and management to assess the scope of the annual examination plan and to discuss audit, internal control and financial reporting issues, including major changes in accounting policies and reporting practices. The Internal Auditors and the Independent Auditors have free access to the Audit Committee, without management present, to discuss the results of their audit work and their evaluations of the adequacy of internal controls and the quality of financial reporting.

/s/ JOHN M. O’MEARA	/s/ MICHAEL L. SCUDDER

John M. O’Meara President and Chief Executive Officer	Michael L. Scudder Executive Vice President, Chief Financial Officer, and Principal Accounting Officer

January 20, 2004

Report of Independent Auditors

The Board of Directors and Stockholders

First Midwest Bancorp, Inc:

We have audited the accompanying consolidated statements of condition of First Midwest Bancorp, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Midwest Bancorp, Inc. as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP
Ernst & Young LLP Chicago, Illinois January 20, 2004

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3 to the Quarterly Report on Form 10-Q dated March 31, 2002.

3.2	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3 to the Quarterly Report on Form 10-Q dated June 30, 2003.

4.1	Amended and Restated Rights Agreement, Form of Rights Certificate and Designation of Series A Preferred Stock of the Company, dated November 15, 1995, is incorporated herein by reference to Exhibits (1) through (3) of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 21, 1995.

4.2	First Amendment to Rights Agreements, dated June 18, 1997, is incorporated herein by reference to Exhibit 4 of the Company’s Amendment No. 2 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 30, 1997.

4.3	Registration Rights Agreement dated as of November 18, 2003 by and among First Midwest Bancorp, Inc. and First Midwest Capital Trust I.

4.4	Amended and Restated Declaration of Trust of First Midwest Capital Trust I dated November 18, 2003.

4.5	Indenture dated as of November 18, 2003.

4.6	Series A Capital Securities Agreement dated November 18, 2003.

10.1	Loan Agreement between First Midwest Bancorp, Inc. and M&I Marshall & Ilsley Bank dated October 16, 1998, as amended is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated September 30, 2003.

10.6	Restated Savings and Profit Sharing Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2002.

10.3	Restated Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.4	Amended and Restated Non-Employee Directors’ 1997 Stock Option Plan is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated September 30, 2000.

10.5	Amendment to the Amended and Restated Non-Employee Directors’ 1997 Stock Option Plan is herein incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated June 30, 2003.

10.6	Restated Nonqualified Stock Option-Gain Deferral Plan is incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.7	Restated Deferred Compensation Plan for Nonemployee Directors is incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.8	Restated Nonqualified Retirement Plan is incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.9	Form of Letter Agreement for Nonqualified Stock Options Grant executed between the Company and the executive officers of the Company pursuant to the Company’s Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.10	Form of Letter Agreement for Nonqualified Stock Options Grant executed between the Company and the directors of the Company pursuant to the Company’s Non-Employee Directors’ 1997 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated June 30, 2003.

10.11	Form of Letter Agreement for Nonqualified Stock Option Grant executed between the Company and former executive of the Company is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated March 31, 2003.

10.12	Form of Indemnification Agreements executed between the Company and executive officers and directors of the Company is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K dated December 31, 1991.

10.13	Form of Employment Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K dated December 31, 1997.

10.14	Retirement and Consulting Agreement and Continuing Participant Agreement to the Omnibus Stock and Incentive Plan executed between the Company and former executive of the Company is incorporated herein by reference to Exhibit 10.1 and 10.2 to the Quarterly Report on Form 10-Q dated June 30, 2002.

10.15	Retirement and Consulting Agreement and Continuing Participant Agreement to the Omnibus Stock and Incentive Plan executed between the Company and former executive of the Company is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.16	Form of Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 1991.

10.17	Form of Amendment to Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K dated December 31, 1992.

11	Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 13 of the Company’s Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE” of this document.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics and Standards of Conduct.

14.2	Code of Ethics for Senior Financial Officers.

21	Subsidiaries of the Registrant.

23	Consents of Accountants.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibits 10.3 through 10.17 are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to item 14(a)3.

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

John M. O’Meara President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities on March 8, 2004.

Signatures

/s/ ROBERT P. O’MEARA Robert P. O’Meara	Chairman of the Board

/s/ JOHN M. O’MEARA John M. O’Meara	President and Chief Executive Officer, and Director

/s/ MICHAEL L. SCUDDER Michael L. Scudder	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer

/s/ VERNON A. BRUNNER Vernon A. Brunner	Director

/s/ BRUCE S. CHELBERG Bruce S. Chelberg	Director

/s/ O. RALPH EDWARDS O. Ralph Edwards	Director

/s/ JOSEPH W. ENGLAND Joseph W. England	Director

/s/ BROTHER JAMES GAFFNEY, FSC Brother James Gaffney, FSC	Director

/s/ THOMAS M. GARVIN Thomas M. Garvin	Director

/s/ PATRICK J. MCDONNELL Patrick J. McDonnell	Director

/s/ JOHN L. STERLING John L. Sterling	Director

/s/ J. STEPHEN VANDERWOUDE J. Stephen Vanderwoude	Director