Form 10-Q
period 2004-03-31
FIRST MIDWEST BANCORP INC
filed 2004-05-10
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967

_______________

FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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
At May 7, 2004, there were 46,555,572 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS
Page

Part I.	FINANCIAL INFORMATON

Item 1.	Financial Statements

Consolidated Statements of Condition		*3
Consolidated Statements of Income		*4
Consolidated Statements of Changes in Stockholders' Equity		*5
Consolidated Statements of Cash Flows		*6
Notes to Consolidated Financial Statements		*7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	*15

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	*29

Item 4.	Controls and Procedures	*31

Part II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	*31

Item 6.	Exhibits and Reports on Form 8-K	*31

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CONDITION (Dollar amounts in thousands)
	March 31, 2004	December 31, 2003

	(Unaudited)
Assets
Cash and due from banks	$159,339	$186,900
Federal funds sold and other short-term investments	1,541	5,789
Mortgages held for sale	11,649	9,620
Securities available for sale, at market value	2,139,140	2,229,650
Securities held to maturity, at amortized cost	66,208	67,446

Loans, net of unearned discount	4,114,667	4,059,782
Reserve for loan losses	(56,628)	(56,404)

Net loans	4,058,039	4,003,378

Premises, furniture and equipment	92,021	91,535
Accrued interest receivable	30,286	30,506
Investment in corporate owned life insurance	147,688	146,421
Goodwill	84,427	83,735
Other intangible assets	13,763	15,533
Other assets	44,600	36,145

Total assets	$6,848,701	$6,906,658

Liabilities
Demand deposits	$867,342	$859,080
Savings deposits	647,844	629,505
NOW accounts	853,480	890,461
Money market deposits	758,694	740,009
Time deposits	1,661,452	1,696,053

Total deposits	4,788,812	4,815,108

Borrowed funds	1,323,532	1,371,672
Subordinated debt - trust preferred securities	129,785	128,716
Accrued interest payable	8,656	6,828
Payable for securities purchased	14,882	-
Other liabilities	58,905	61,794

Total liabilities	6,324,572	6,384,118

Stockholders' equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 100,000 shares; issued 56,927 shares; outstanding: March 31, 2004 - 46,537 shares December 31, 2003 - 46,581 shares	569	569
Additional paid-in capital	67,812	68,755
Retained earnings	663,906	650,128
Accumulated other comprehensive income, net of tax	22,909	32,656
Treasury stock, at cost: March 31, 2004 - 10,390 shares December 31, 2003 - 10,346 shares	(231,067)	(229,568)

Total stockholders' equity	524,129	522,540

Total liabilities and stockholders' equity	$6,848,701	$6,906,658

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (Dollar amounts in thousands, except per share data) (Unaudited)
	Quarters Ended March 31,

	2004	2003

Interest Income
Loans	$54,645	$51,196
Securities available for sale	21,995	22,280
Securities held to maturity	649	840
Federal funds sold and other short-term investments	100	249

Total interest income	77,389	74,565

Interest Expense
Deposits	13,669	15,169
Borrowed funds	4,817	7,255
Subordinated debt-trust preferred securities	2,014	-

Total interest expense	20,500	22,424

Net interest income	56,889	52,141

Provision for loan losses	1,928	2,530

Net interest income after provision for loan losses	54,961	49,611

Noninterest Income
Service charges on deposit accounts	6,241	6,281
Trust and investment management fees	2,962	2,553
Other service charges, commissions, and fees	3,632	3,468
Card-based fees	2,146	2,081
Corporate owned life insurance income	1,267	1,296
Security gains, net	1,939	66
(Losses) on early extinguishment of debt	(1,240)	-
Other income	438	2,019

Total noninterest income	17,385	17,764

Noninterest Expense
Salaries and wages	16,788	15,299
Retirement and other employee benefits	5,328	4,713
Net occupancy expense	4,103	3,679
Equipment expense	2,242	1,912
Technology and related costs	2,035	2,331
Professional services	1,751	1,483
Advertising and promotions	874	1,806
Other expenses	7,084	5,615

Total noninterest expense	40,205	36,838

Income before income tax expense	32,141	30,537
Income tax expense	8,109	7,807

Net income	$24,032	$22,730

Per Share Data
Basic earnings per share	$0.52	$0.48
Diluted earnings per share	$0.51	$0.48
Cash dividends per share	$0.22	$0.19
Weighted average shares outstanding	46,560	46,978
Weighted average diluted shares outstanding	46,953	47,229

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME (Dollar amounts in thousands, except per share data) (Unaudited)
	Quarters Ended March 31,

	2004	2003

Interest Income
Loans	$54,645	$51,196
Securities available for sale	21,995	22,280
Securities held to maturity	649	840
Federal funds sold and other short-term investments	100	249

Total interest income	77,389	74,565

Interest Expense
Deposits	13,669	15,169
Borrowed funds	4,817	7,255
Subordinated debt-trust preferred securities	2,014	-

Total interest expense	20,500	22,424

Net interest income	56,889	52,141

Provision for loan losses	1,928	2,530

Net interest income after provision for loan losses	54,961	49,611

Noninterest Income
Service charges on deposit accounts	6,241	6,281
Trust and investment management fees	2,962	2,553
Other service charges, commissions, and fees	3,632	3,468
Card-based fees	2,146	2,081
Corporate owned life insurance income	1,267	1,296
Security gains, net	1,939	66
(Losses) on early extinguishment of debt	(1,240)	-
Other income	438	2,019

Total noninterest income	17,385	17,764

Noninterest Expense
Salaries and wages	16,788	15,299
Retirement and other employee benefits	5,328	4,713
Net occupancy expense	4,103	3,679
Equipment expense	2,242	1,912
Technology and related costs	2,035	2,331
Professional services	1,751	1,483
Advertising and promotions	874	1,806
Other expenses	7,084	5,615

Total noninterest expense	40,205	36,838

Income before income tax expense	32,141	30,537
Income tax expense	8,109	7,807

Net income	$24,032	$22,730

Per Share Data
Basic earnings per share	$0.52	$0.48
Diluted earnings per share	$0.51	$0.48
Cash dividends per share	$0.22	$0.19
Weighted average shares outstanding	46,560	46,978
Weighted average diluted shares outstanding	46,953	47,229

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2002	$569	$71,020	$594,192	$39,365	$(213,193)	$491,953
Comprehensive Income:
Net income	-	-	22,730	-	-	22,730
Other comprehensive income (1):
Unrealized gains on securities	-	-	-	3,494	-	3,494
Unrealized gains on hedging activities	-	-	-	380	-	380

Total comprehensive income						26,604
Dividends ($.19 per share)	-	-	(8,867)	-	-	(8,867)
Purchase of treasury stock	-	-	-	-	(17,376)	(17,376)
Treasury stock issued to (purchased for)
benefit plans	-	-	-	-	(59)	(59)
Exercise of stock options	-	(602)	-	-	1,169	567

Balance at March 31, 2003	$569	$70,418	$608,055	$43,239	$(229,459)	$492,822

Balance at December 31, 2003	$569	$68,755	$650,128	$32,656	$(229,568)	$522,540
Comprehensive Income:
Net income	-	-	24,032	-	-	24,032
Other comprehensive (loss) (1):
Unrealized (losses) on securities f	-	-	-	(9,581)	-	(9,581)
Unrealized (losses) on hedging activities	-	-	-	(166)	-	(166)

Total comprehensive income						14,285
Dividends declared ($.22 per share)	-	-	(10,254)	-	-	(10,254)
Purchase of treasury stock	-	-	-	-	(5,341)	(5,341)
Treasury stock issued to (purchased for)
benefit plans	-	-	-	-	(80)	(80)
Exercise of stock options	-	(943)	-	-	3,922	2,979

Balance at March 31, 2004	$569	$67,812	$663,906	$22,909	$(231,067)	$524,129

(1)	Net of taxes and reclassification adjustments.

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)
	Quarters Ended March 31,

	2004	2003

Operating Activities
Net income	$24,032	$22,730
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,928	2,530
Depreciation of premises, furniture, and equipment	2,184	2,088
Net amortization of premium on securities	1,963	3,992
Net (gains) on securities	(1,939)	(66)
Net losses on early extinguishment of debt	1,240	-
Net (gains) on sales of other real estate owned	(153)	(30)
Net losses (gains) on sales of premises, furniture, and equipment	72	(482)
Net amortization of discount on subordinated debt t	1,069	-
Tax benefit from exercise of nonqualified stock options	552	144
Net decrease in deferred income taxes	1,384	66
Net amortization of other intangible assets	533	-
Originations and purchases of mortgage loans held for sale	(53,031)	(116,669)
Proceeds from sales of mortgage loans held for sale	51,002	117,030
Net (increase) in corporate owned life insurance	(1,267)	(1,296)
Net decrease (increase) in accrued interest receivable	220	(903)
Net increase (decrease) in accrued interest payable	1,828	(1,563)
Net (increase) in other assets	(5,847)	(4,145)
Net increase in other liabilities	17,237	7,797

Net cash provided by operating activities	43,007	31,223

Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	206,313	281,502
Proceeds from sales	222,538	2,904
Purchases	(358,055)	(354,907)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	2,706	2,360
Purchases	(1,398)	(10,406)
Net (increase) in loans	(57,198)	(35,071)
Proceeds from sales of other real estate owned	1,795	1,679
Proceeds from sales of premises, furniture, and equipment	5	1,136
Purchases of premises, furniture, and equipment	(2,668)	(2,427)

Net cash provided by (used in) investing activities	14,038	(113,230)

Financing Activities
Net (decrease) increase in deposit accounts	(26,296)	22,514
Net (decrease) increase in borrowed funds	(49,380)	40,487
Purchase of treasury stock	(5,341)	(17,376)
Cash dividends paid	(10,264)	(8,970)
Exercise of stock options	2,427	423

Net cash (used in) provided by financing activities	(88,854)	37,078

Net increase in cash and cash equivalents	(31,809)	(44,929)
Cash and cash equivalents at beginning of period	192,689	206,898

Cash and cash equivalents at end of period	$160,880	$161,969

See notes to unaudited consolidated financial statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods shown. The results of operation for the quarter ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated financial statements include the accounts of First Midwest Bancorp, Inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

On December 24, 2003, the Financial Accounting Standards Board ("FASB") revised and reissued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R"), which provides guidance on how to identify a variable interest entity ("VIE"), certain of which are also referred to as special purpose entities ("SPEs"), and determine when the assets, liabilities, noncontrolling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R requires VIEs to be consolidated by the primary beneficiary which represents the company that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur or both. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The revised interpretation resulted in multiple effective dates based on the nature as well as the creation date of the VIE. The provisions of FIN 46R were effective December 31, 2003, for public entities that have interests in SPEs and effective March 31, 2004, for interests in all other types of VIEs. As permitted, the Company early adopted all provisions of FIN 46R on December 31, 2003. There was no material impact to the Company's results of operations, financial position, or liquidity as a result of applying the provisions of FIN 46R. For details regarding the Company's interest in VIEs and the adoption of FIN 46R, see Note 12, "Variable Interest Entities," commencing on page *14 of this Form 10-Q.

On December 23, 2003, the FASB revised and reissued Statement No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132R"), which retains the disclosure requirements contained in the original statement and expands on them to require additional disclosure about plan assets, obligations, cash flows and net periodic benefit cost of defined pension plans and other defined postretirement plans in annual financial statements. Additionally, SFAS No. 132R requires interim period disclosure of the components of net periodic pension cost and contributions if significantly different from previously reported amounts. SFAS No. 132R does not change the measurement or recognition provisions of pension and postretirement plans required by FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The revised statement was effective for financial statements with fiscal years ending after December 15, 2003, and interim period disclosure requirements are effective for interim periods beginning after December 15, 2003. On December 31, 2003, the Company adopted SFAS No. 132R. Adoption of the revised statement had no effect on the Company's results of operations, financial position, or liquidity. The required disclosures for the quarter ending March 31, 2004, are located in Note 9, "Pension Plan," commencing on page *12 of this Form 10-Q.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and obligations to issue a variable number of shares. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and for all other existing instruments at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. Adoption of the new guidance had no effect on the Company's results of operations, financial position, or liquidity.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, as well as amends certain other existing FASB pronouncements. In general, SFAS 149 was effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no effect on the Company's results of operations, financial position, or liquidity.

3. ACQUISITION AND DIVESTITURE ACTIVITY

On June 13, 2003, the Company acquired a single retail branch office located in Chicago, Illinois, (the "O'Hare facility") with $102.9 million of deposits and $13.9 million of loans. This acquisition was accounted for under the purchase method of accounting and resulted in the recognition of $18.4 million and $0.9 million in goodwill and core deposit intangible, respectively.

On November 17, 2003, the Company completed the sale of two retail branch offices in Streator, Illinois. Included in the sale were $69.1 million of deposits and other liabilities, $11.3 million of loans, and $0.5 million of premises and equipment. The Company received a deposit premium of 7%, or $4.9 million. The pre-tax gain from the sale was $4.6 million, net of associated costs, and was reflected in other non-interest income.

On December 31, 2003, the Company completed the acquisition of CoVest Bancshares, Inc. (the "CoVest Acquisition"), a single bank holding company, in a cash transaction valued at $27.45 per CoVest share, or approximately $102.2 million. CoVest provided retail and commercial banking services to customers through three full service locations in the northwest suburbs of Chicago, Illinois. The transaction, which was accounted for under the purchase method of accounting, included the recognition of $14.7 million of identifiable intangible assets to be amortized over a weighted average life of 6.9 years and the excess of purchase price over the fair value of identifiable net assets ("goodwill") of $48.9 million. The goodwill and other intangible assets resulting from this transaction are not deductible for income tax purposes.

In connection with the CoVest Acquisition, the Company accrued $6.0 million for direct merger-related costs, which was included in the purchase price of the transaction and in the determination of goodwill. The merger-related charges consisted of $4.6 million in employee severance and benefit-related costs, $583,000 in contract termination costs, and $777,000 in professional fees. During first quarter 2004, cash payments totaled $3.3 million and noncash accrual adjustments totaled $378,000. The noncash accrual adjustments were offset to goodwill and were associated with reduced contract termination fees and severance payments. As of March 31, 2004, the Company had approximately $2.3 million remaining in the accrual for direct merger-related costs.

In addition to the direct merger-related charges, the Company incurred $650,000 in integration costs during first quarter 2004 that were related to incorporating CoVest operations into the Company. Included in these costs were salaries, retention bonuses, customer product transition brochures, and various system conversion costs.

4. SECURITIES

The aggregate amortized cost, gross unrealized gains and losses, and market value of securities were as follows.
	March 31, 2004				December 31, 2003

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

	(Dollar amounts in thousands)

U.S. Agency	$94,950	$235	$-	$95,185	$219,406	$-	$(2)	$219,404
Collateralized mortgage obligations	899,133	8,548	(1,796)	905,885	901,998	6,175	(5,952)	902,221
Other mortgage- backed	293,734	5,704	(157)	299,281	255,586	6,142	(266)	261,462
State and municipal	700,466	31,286	-	731,752	706,741	53,832	(793)	759,780
Other	112,492	264	(5,719)	107,037	91,848	35	(5,100)	86,783

Total	$2,100,775	$46,037	$(7,672)	$2,139,140	$2,175,579	$66,184	$(12,113)	$2,229,650

Securities Held to Maturity

U.S. Treasury	$1,027	$-	$-	$1,027	$1,376	$1	$-	$1,377
U.S. Agency	522	-	-	522	176	-	-	176
State and municipal	64,659	49	-	64,708	65,894	67	-	65,961

Total	$66,208	$49	$-	$66,257	$67,446	$68	$-	$67,514

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 8, "Comprehensive Income," on page *11 of this Form 10-Q.

5. LOANS

Total loans, net of deferred loan fees and other discounts of $3.3 million at March 31, 2004 and $3.2 million at December 31, 2003, were as follows.
	March 31,	December 31,
	2004	2003

	(Dollar amounts in thousands)
Commercial and industrial	$1,066,446	$1,052,117
Agricultural	99,384	94,983
Real estate - commercial	1,464,150	1,393,420
Real estate - construction	436,802	453,429
Consumer	884,502	895,588
Real estate - 1-4 family	163,383	170,245

Total loans, net of unearned discount	$4,114,667	$4,059,782

The Company primarily lends to consumers and small to mid-sized businesses in the market areas in which the Company generates deposits. Within these parameters, the Company strives to diversify its loan portfolio by loan type, industry, borrower, and geographic concentrations. Management believes that such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. As of March 31, 2004, and December 31, 2003, there were no significant loan concentrations with any single borrower, industry, or geographic segment.

It is the policy of the Company to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral to obtain prior to making a loan. The type of collateral, when required, will vary from liquid assets to real estate. In the event of borrower default, the Company seeks access to collateral through adherence to state lending laws and the Company's lending standards and credit monitoring procedures.

6. RESERVE FOR LOANS LOSSES AND IMPAIRED LOANS

Reserve For Loan Losses

A summary of the transactions in the reserve for loan losses for the quarters ended March 31, 2004 and 2003, are summarized below.
	Quarters Ended March 31,

	2004	2003

	(Dollar amounts in thousands)
Balance at beginning of period	$56,404	$47,929
Loans charged-off	(2,373)	(2,939)
Recoveries of loans previously charged-off	669	500

Net loans charged-off	(1,704)	(2,439)
Provision for loan losses	1,928	2,530

Balance at end of period	$56,628	$48,020

The reserve for loan losses of $56.6 million at March 31, 2004, was $8.6 million higher than the reserve for loan losses at March 31, 2003, with the increase primarily resulting from the CoVest Acquisition.

Impaired Loans

A portion of the Company's reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets. A summary of these loans and their related reserve for loan losses is as follows.
	March 31, 2004	December 31, 2003

	(Dollar amounts in thousands)
Impaired Loans:
With valuation reserve required (1)	$4,823	$12,230
With no valuation reserve required	10,296	7,508

Total impaired loans	$15,119	$19,738

Valuation reserve related to impaired loans	$3,507	$4,167

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.

The average recorded investment in impaired loans was $15.8 million for first quarter 2004 and $10.3 million for first quarter 2003. Interest income recognized on impaired loans for the quarters ended March 31, 2004 and 2003, was $29,000 and $87,000, respectively.

7. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2004 and 2003.
	Quarters Ended March 31,

	2004	2003

Basic Earnings per Share:	(Dollar amounts in thousands, except per share data)
Net income	$24,032	$22,730
Average common shares outstanding	46,560	46,978
Basic earnings per share	$0.52	$0.48

Diluted Earnings per Share:
Net income	$24,032	$22,730
Average common shares outstanding	46,560	46,978
Dilutive effect of stock options	393	251

Diluted average common shares outstanding	46,953	47,229

Diluted earnings per share	$0.51	$0.48

8. COMPREHENSIVE INCOME

Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity that are not considered part of net income. Currently, the Company's components of other comprehensive income are the unrealized gains (losses) on securities available for sale and on certain derivatives. The related before and after tax amounts are as follows.
	Quarters Ended March 31,

	2004	2003

	(Dollar amounts in thousands)
Unrealized holding (losses) gains on available for sale securities arising during the period:
Unrealized net (losses) gains	$(13,856)	$5,795
Related tax (benefit) expense	(5,404)	2,261

Net	(8,452)	3,534

Less: Reclassification adjustment for net gains realized for the period:
Realized net gains on sales of available for sales securities	1,851	66
Related tax expense	722	26

Net	1,129	40

Net unrealized holding (losses) gains on available for sale securities	(9,581)	3,494

Unrealized holding (losses) gains on derivatives used in cash flow hedging relationships arising during the period:
Unrealized net (losses) gains	(488)	55
Related tax (benefit) expense	(190)	22

Net	(298)	33

Less: Amounts reclassified to interest expense:
Realized net (losses) on cash flow hedges	(216)	(569)
Related tax (benefit)	(84)	(222)

Net	(132)	(347)

Net unrealized holding (losses) gains on derivatives used in cash flow hedging relationships	(166)	380

Total other comprehensive (loss) income	$(9,747)	$3,874

Activity in accumulated other comprehensive income (loss), net of tax, for the quarters ended March 31, 2004 and 2003, was as follows.

	Accumulated Unrealized Gains on Securities Available for Sale	Accumulated Unrealized (Losses) on Hedging Activities	Accumulated Other Comprehensive Income (Loss)

	(Dollar amounts in thousands)
Balance, December 31, 2002	$40,013	$(648)	$39,365
Current period change	3,494	380	3,874

Balance, March 31, 2003	$43,507	$(268)	$43,239

Balance, December 31, 2003	$32,984	$(328)	$32,656
Current period change	(9,581)	(166)	(9,747)

Balance, March 31, 2004	$23,403	$(494)	$22,909

9. PENSION PLAN

Pursuant to the disclosure requirements of SFAS 132R, the following table presents the components of the Company's Pension Plan net periodic benefit pension expense for the quarters ended March 31, 2004 and 2003. For further discussion of SFAS 132R, see Note 2, "Recent Accounting Pronouncements," commencing on page *7 of this Form 10-Q.

	Quarters Ended March 31,

	2004	2003

	(Dollar amounts in thousands)
Components of net periodic benefit cost:
Service cost	$953	$748
Interest cost	513	402
Expected return on plan assets	(595)	(479)
Recognized net actuarial loss	178	80
Amortization of prior service cost	2	2

Net periodic cost	$1,051	$753

10. STOCK-BASED COMPENSATION

The Company's stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, no compensation expense is recognized, as the exercise price of the Company's stock options is equal to the fair market value of its common stock on the date of the grant.

Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," disclosure requirements, pro forma net income, and earnings per share are presented in the following table as if compensation cost for stock options, net of related tax effects, was determined under the fair value method and amortized to expense over the options' vesting periods.

	Quarters Ended March 31,

	2004	2003

	(Dollar amounts in thousands, except per share data)
Net income, as reported	$24,032	$22,730
Less: pro forma expense related to options, net of tax	320	400

Pro forma net income	$23,712	$22,330

Basic Earnings Per Share:
As reported	$0.52	$0.48
Pro forma	$0.51	$0.48
Diluted Earnings Per Share:
As reported	$0.51	$0.48
Pro forma	$0.50	$0.47

The fair value of stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. The Company's stock options have characteristics significantly different from traded options. Because changes in these assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

11. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

Credit Extension Commitments and Guarantees

In the normal course of business, the Company enters into a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers, to reduce its exposure to fluctuations in interest rates and to conduct lending activities. These instruments principally include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Condition. The contractual or notional amounts of these financial instruments at March 31, 2004, and December 31, 2003, were as follows.
	March 31, 2004	December 31, 2003

Commitments to extend credit:	(Dollar amounts in thousands)
Home equity lines	$264,452	$252,892
All other commitments	1,012,403	913,517
Letters of credit:
Standby	101,026	105,709
Commercial	2,194	755

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

In the event of a customer's nonperformance, the Company's credit loss exposure is represented by the contractual amount of those commitments. The credit risk is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. The Company uses the same credit policies in making credit commitments as it does for on-balance sheet instruments, with such exposure to credit loss minimized due to various collateral requirements in place.

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements is represented by the contractual amount of the commitment. At March 31, 2004, the carrying value of the Company's standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $481,000. The current liability reflects the fair value of the guarantee associated with standby letters of credit originated since January 1, 2003, the implementation date of the recognition provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." At March 31, 2004, standby letters of credit had a remaining weighted average term of approximately 19.3 months, with remaining actual lives ranging from less than 1 year to 11.6 years. If a commitment is funded, the Company may seek recourse through the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Legal Proceedings

As of March 31, 2004, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of March 31, 2004.

12. VARIABLE INTEREST ENTITIES

A variable interest entity ("VIE") is a partnership, limited liability company, trust or other legal entity that does not have sufficient equity to permit it to finance its activities without additional subordinated financial support from other parties, or whose investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are: (i) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (ii) the obligation to absorb the expected losses of an entity if they occur; and (iii) the right to receive the expected residual returns of the entity, if they occur.

FIN 46R addresses the consolidation of VIEs. This interpretation is summarized in Note 2, "Recent Accounting Pronouncements," commencing on page *7 of this Form 10-Q. Under FIN 46R, VIEs are consolidated by the party who is exposed to a majority of the VIE's expected losses and/or residual returns (i.e., the primary beneficiary). Effective December 31, 2003, the Company adopted the provisions of FIN 46R for all interests held in a VIE. The Company evaluated various entities in which it held an interest to determine if these entities met the definition of a "VIE," and whether the Company was the primary beneficiary and should consolidate the entity based on the variable interests it held. The following provides a summary of the VIEs in which the Company has a significant interest and discusses the accounting changes that resulted from the adoption of FIN 46R.

The Company owns 100% of the common stock of a business trust that was formed in November 2003 to issue trust preferred securities to third party investors. The trust's only assets at March 31, 2004, were the $128.7 million principal balance of the debentures issued by the Company, and the related interest receivable of $3.3 million, which were acquired by the trust using proceeds from the issuance of preferred securities and common stock. The trust meets the FIN 46R definition of a VIE, but the Company is not the primary beneficiary of the trust. Accordingly, the trust is not consolidated in the Company's financial statements and is accounted for using the equity method. The subordinated debentures issued by the Company to the trust are reflected in the Company's Consolidated Statement of Condition as "Subordinated debt - trust preferred securities."

As a consequence of the CoVest Acquisition, the Company holds interest in 20 trust preferred capital security issuances within its investment portfolio. While these investments meet the FIN 46R definition of a VIE, the Company is not the primary beneficiary for any of them. The Company accounts for its interest in these investments as available for sale securities. The Company's maximum exposure to loss is limited to its investment in these VIE, which at March 31, 2004, had a total book and market value of $1.8 million.

The Company has a significant limited partner interest in 10 low-income housing tax credit partnerships, which were acquired at various times from 1997 to 2003. These entities meet the FIN 46R definition of a VIE. Since the Company is not the primary beneficiary of the entities, it will continue to account for its interest in these partnerships on the cost method.

Exposure to loss as a result of its involvement with these entities is limited to the approximately $4.2 million book basis of the Company's investment, which included unfunded commitments of $3.0 million to make future investments.

13. SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosures to the Consolidated Statements of Cash Flows for the quarters ended March 31, 2004 and 2003 are as follows.
	Quarters Ended March 31,

	2004	2003

	(Dollar amounts in thousands)
Income taxes paid	$203	$295
Interest paid to depositors and creditors	18,672	23,987
Noncash transfers of loans to foreclosed real estate	609	197
Dividends declared but unpaid	10,254	8,879

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of the Company's results of operations and financial condition for the quarters ended March 31, 2004 and 2003. Management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes presented elsewhere in this report, as well as the Company's 2003 Annual Report on Form 10-K. Results of operations for the quarter ended March 31, 2004, are not necessarily indicative of results to be expected for the year ending December 31, 2004. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

FORWARD LOOKING STATEMENTS

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: The Company and its representatives may, from time to time, make written or oral statements that are "forward-looking" and provide information other than historical information, including statements contained in the Form 10-Q, the Company's other filings with the Securities and Exchange Commission, or in communications to its stockholders. These statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from any results, levels of activity, performance, or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below.

In some cases, the Company has identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "expects," "should," "could," "may," "will continue to," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends," or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. These forward-looking statements are based on management's current views and assumptions regarding future events, future business conditions, and the outlook for the Company based on currently available information. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

Among the factors that could have an impact on the Company's ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:

* Management's ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company's net interest income;

* Fluctuations in the value of the Company's investment securities;

* The ability to attract and retain senior management experienced in banking and financial services;

* The sufficiency of allowances for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

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

* The failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

* Volatility of rate-sensitive deposits;

* Operational risks, including data processing system failures or fraud;

* Asset/liability matching risks and liquidity risks;

* Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the Company's ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

* The impact from liabilities arising from legal or administrative proceedings on the financial condition of the Company;

* Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, changes in tax laws, and operational limitations;

* Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

* Changes in accounting principles, policies, or guidelines affecting the businesses conducted by the Company;

* Acts of war or terrorism; and

* Other economic, competitive, governmental, regulatory, and technical factors affecting the Company's operations, products, services, and prices.

The Company wishes to caution that the foregoing list of important factors may not be all-inclusive and specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

With respect to forward-looking statements set forth in the notes to consolidated financial statements, including those relating to contingent liabilities and legal proceedings, as well as the Company's 2003 Annual Report on Form 10-K, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities, and the actions of plaintiffs, judges and juries.

The following information should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries and notes thereto, appearing elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and are consistent with predominant practices in the financial services industry. Application of critical accounting policies, those policies that management believes are the most important to the Company's financial position and results of operations, requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes and are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

The Company has numerous accounting policies, of which the most significant are presented in Note 1, "Summary of Significant Accounting Policies," commencing on page 47 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that its accounting policies with respect to the reserve for loan losses and income taxes are the accounting areas requiring subjective or complex judgments that are most important to the Company's financial position and results of operations, and, as such, are considered to be critical accounting policies. A discussion of these policies is included in Notes 1 and 15 commencing on pages 47 and 66, respectively, of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes in the application of accounting policies since December 31, 2003.

PERFORMANCE OVERVIEW

Net income for first quarter 2004 totaled $24.0 million, or $0.51 per diluted share, as compared to $22.7 million, or $0.48 per diluted share, for the same period in 2003. The return on average stockholders' equity was 17.97% for first quarter 2004 as compared to 18.39% for first quarter 2003, and the return on average assets was 1.42% for first quarter 2004 as compared to 1.53% for first quarter 2003.

Higher net interest income, steady asset quality, and tight control of operating costs were the main contributors to first quarter 2004 results. The higher level of net interest income in 2004 was fueled by earning asset growth, the result of the acquisition of CoVest Bancshares, Inc. (the "CoVest Acquisition") on December 31, 2003, and continued corporate loan growth. The Company believes interest rates are beginning to increase, which would positively impact the Company's earnings by improving the spreads on commercial lending portfolios and slowing prepayments on mortgage-backed securities. With $38.4 million in unrealized securities gains as of March 31, 2004, the Company may decide to realize some portion of those gains as it monitors market conditions and in anticipation of higher interest rates, which are widely expected later this year. In addition, cost savings being implemented at CoVest should be fully reflected in subsequent quarters.

Book value per share as of March 31, 2004, was $11.26, as compared to $10.58 as of March 31, 2003, reflecting an increase of $0.68 per share. The improvement in book value is attributable to the $31.3 million increase in stockholders' equity from March 31, 2003 to March 31, 2004.

EARNINGS PERFORMANCE

Net Interest Income/Margin

Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on liabilities that are used to fund those assets, such as deposits and borrowings. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other earning assets are included in the "Notes to Consolidated Financial Statements" contained in the Company's 2003 Annual Report on Form 10-K.

For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable earning assets. The effect of such adjustment is presented in the following table.

Table 1
Effect of Tax Equivalent Adjustment
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2004	2003	% Change

Net interest income	$56,889	$52,141	9.1
Tax equivalent adjustment	4,664	3,922	18.9

Tax equivalent net interest income	$61,553	$56,063	9.8

As shown in the Net Interest Income and Margin Analysis on the following page, tax equivalent net interest income increased by $5.5 million for first quarter 2004 as compared to first quarter 2003. Of this increase, $3.6 million was due to increased tax equivalent interest income and $1.9 million represented a decline in interest expense paid on interest-bearing liabilities.

The increase in tax equivalent interest income was primarily due to an increase in average interest-earning assets of $685.1 million. Of this increase in average interest-earning assets, $563.6 million resulted from the CoVest Acquisition with the remainder attributable to continued corporate loan growth. The benefits derived from higher interest-earning assets were offset by a decline in loan yields resulting from assets repricing in the low rate environment and competitive pricing on new and refinanced loans.

The $1.9 million decrease in interest expense resulted from liabilities, primarily time deposits, repricing in the low rate environment and the comparative benefits realized in 2004 from extinguishing $310.0 million of certain higher-costing Federal Home Loan Bank advances and redeploying such borrowings at lower interest rates over the course of 2003. These benefits were offset by the cost of the November 2003 issuance of $125 million of subordinated debt - trust preferred securities to fund the CoVest Acquisition. Interest expense in 2004 was also impacted by an increase in average interest-bearing liabilities of $534.5 million, excluding Subordinated Debt - Trust Preferred Securities. This increase resulted from acquisition and divestiture activity in 2003, with approximately $498.8 million attributed to the CoVest Acquisition.

Net interest margin for first quarter 2004 decreased 9 basis points to 3.97% as compared to 4.06% for first quarter 2003. Net interest margin contraction resulted primarily from the negative impact on 2004 of loans repricing more quickly than liabilities in the low rate environment and the November 2003 issuance of subordinated debt - trust preferred securities. This impact was offset by the positive benefit to 2004's margin that resulted from extinguishing certain higher-costing Federal Home Loan Bank advances and redeploying such borrowing at lower interest rates over the course of 2003. The CoVest Acquisition did not significantly impact net margin for the quarter as the respective yield and costs of the assets and liabilities acquired approximated those of the Company prior to the acquisition.

First quarter 2004 net interest margin of 3.97% was 4 basis points lower than fourth quarter 2003 net interest margin of 4.01%. This decline was due to the reduction in yield on interest-earning assets of 2 basis points to 5.29% while the rates paid on interest-bearing liabilities remained flat at 1.54%. First quarter 2004 yields and costs have remained stable from the prior quarter. This contrasts with the trend that was experienced during the first three quarters of 2003, when asset yields had fallen at a faster pace than liability costs. The current year's stability is largely due to the slowing of mortgage prepayments and the Company's 2003 debt restructuring activities. Management anticipates an approximate 10 basis point decline in margin in second quarter 2004 as certain repurchase agreements totaling $193.0 million are scheduled to reprice at a higher rate during the second quarter. In addition, management expects to pay a higher cost for liabilities as it looks to fund increasing loan growth and attract longer-term deposits in advance of increasing rates.

The Company continues to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in net interest income. A description and analysis of the Company's market risk and interest rate sensitivity profile and management policies commences on page *29 of this Form 10-Q.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

The table below summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 2004 and 2003. The table also details increases and decreases in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes a tax-equivalent adjustment of $4.7 million and $3.9 million for the quarters ended March 31, 2004 and 2003, respectively.

	Quarters Ended March 31, 2004 and 2003

	Average Balances			Average Interest Rates Earned/Paid			%	Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

						Basis
			Increase			Points				Increase
	2004	2003	(Decrease)	2004	2003	Inc/(Dec)		2004	2003	(Decrease)	Volume	Rate	Total

Fed funds sold and other short-term investments	$1,937	$6,422	$(4,485)	1.24%	1.25%	(0.01)%		$6	$20	$(14)	$(14)	$-	$(14)
Mortgages held for sale	6,851	15,788	(8,937)	5.49%	5.80%	(0.31)%		94	229	(135)	(124)	(11)	(135)
Securities available for sale	2,074,433	2,016,780	57,653	5.06%	5.10%	(0.04)%		26,227	25,722	505	726	(221)	505
Securities held to maturity	66,167	72,941	(6,774)	6.02%	6.67%	(0.65)%		996	1,217	(221)	(108)	(113)	(221)
Loans net of unearned discount	4,056,031	3,408,390	647,641	5.40%	6.02%	(0.62)%		54,730	51,299	3,431	7,533	(4,102)	3,431

Total interest-earning assets	$6,205,419	$5,520, 321	$685,098	5.29%	5.69%	(0.40)%		$82,053	$78,487	$3,566	$8,013	$(4,447)	$3,566

Savings deposits	$636,465	$479,835	$156,630	0.67%	0.49%	0.18%		$1,070	$591	$479	$226	$253	$479
NOW accounts	880,233	726,561	153,672	0.83%	0.91%	(0.08)%		1,834	1,650	184	301	(117)	184
Money market deposits	752,082	535,073	217,009	1.19%	1.48%	(0.29)%		2,238	1,975	263	504	(241)	263
Time deposits	1,652,608	1,626,486	26,122	2.06%	2.69%	(0.63)%		8,527	10,953	(2,426)	179	(2,605)	(2,426)
Borrowed funds	1,277,965	1,296,945	(18,980)	1.51%	2.24%	(0.73)%		4,817	7,255	(2,438)	(105)	(2,333)	(2,438)
Subordinated debt - trust preferred securities	128,728	-	128,728	6.26%	0.00%	6.26%		2,014	-	2,014	2,014	-	2,014
		-			-

Total interest-bearing liabilities	$5,328,081	$4,664,900	$663,181	1.54%	1.92%	(0.38)%		$20,500	$22,424	$(1,924)	$3,119	$(5,043)	$(1,924)

Net interest margin / income				3.97%	4.06%	(0.09)%		$61,553	$56,063	$5,490	$4,894	$596	$5,490

	2004	2003

Net Interest Margin Trend By Quarter	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	5.29%	5.31%	5.23%	5.47%	5.69%
Rates paid on interest-bearing liabilities	1.54%	1.54%	1.56%	1.73%	1.92%
Net interest margin	3.97%	4.01%	3.90%	4.01%	4.06%

Noninterest Income

Noninterest income decreased 2.1% for first quarter 2004 as compared to first quarter 2003 largely as a result of the impact of certain transactions. Specifically, the effect of security gains of $1.9 million and early debt extinguishment costs of $1.2 million in first quarter 2004 was less than the first quarter 2003 proceeds received from a $1.2 million litigation settlement and a $472,000 gain realized on the sale of property.

Excluding these transactions, noninterest income increased 4.1% in first quarter 2004 from first quarter 2003. A significant increase in trust and investment management fees, driven by a combination of expanded sales efforts, improving equity markets, and a pricing increase, was offset by a decline in service charges on deposit accounts.

The following table analyzes the components of noninterest income for the quarters ended March 31, 2004 and 2003.

Table 3
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2004	2003	% Change

Service charges on deposit accounts	$6,241	$6,281	(0.6)
Trust and investment management fees	2,962	2,553	16.0
Other service charges, commissions, and fees	3,632	3,468	4.7
Card-based fees	2,146	2,081	3.1
Corporate owned life insurance	1,267	1,296	(2.2)
Other income	438	347	26.2

Subtotal	16,686	16,026	4.1
Security gains, net	1,939	66	N/M
(Losses) on early extinguishment of debt	(1,240)	-	N/M
Litigation settlement	-	1,200	N/M
Gain realized on sale of property	-	472	N/M

Total noninterest income	$17,385	$17,764	(2.1)

N/M - not meaningful

For a discussion on net security gains, refer to the section titled "Securities Portfolio" commencing on page *22 of this Form 10-Q. For a discussion on losses on early extinguishment of debt, refer to the section titles "Funding and Liquidity Management" commencing on page *26 of this Form 10-Q.

Noninterest Expense

Noninterest expense increased $3.4 million to $40.2 million for first quarter 2004 as compared to $36.8 million for first quarter 2003, largely as a result of increased costs associated with the CoVest Acquisition, including higher employee-related expenses and increased net occupancy and equipment costs.

Salaries and wages and retirement and other employee benefits increased in first quarter 2004 compared to first quarter 2003 largely as a result of adding 106 full-time-equivalent employees at a cost of approximately $860,000 for the quarter to operate the CoVest branch offices. Net occupancy expense in first quarter 2004 also increased as a result of the second quarter 2003 acquisition of the O'Hare facility, a de novo branch opened in fourth quarter 2004, and three branches acquired in the CoVest Acquisition. These costs were partly offset by reduced expenses resulting from the fourth quarter 2003 sale of two branches in Streator, Illinois.

The Company incurred $650,000 related to integrating CoVest operations into the Company, including salaries, retention bonuses, customer product transition brochures, and various system conversion costs. Additional integration costs are not anticipated.

The following table analyzes the components of noninterest expense for the quarters ended March 31, 2004 and 2003.

Table 4
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2004	2003	% Change

Salaries and wages	$16,788	$15,299	9.7
Retirement and other employee benefits	5,328	4,713	13.0
Net occupancy expense	4,103	3,679	11.5
Equipment expense	2,242	1,912	17.3
Technology and related costs	2,035	2,331	(12.7)
Professional services	1,751	1,483	18.1
Advertising and promotions	874	1,806	(51.6)
Integration costs - CoVest Acquisition	650	-	N/M
Intangibles amortization	533	-	N/M
Other expenses	5,901	5,615	5.1

Total noninterest expense	$40,205	$36,838	9.1

Efficiency ratio	50.5%	49.2%

N/M - not meaningful

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income. The efficiency ratio was 50.53% for first quarter 2004 as compared to 49.16% for first quarter 2003. Excluding the $650,000 of integration costs related to the CoVest Acquisition, the efficiency ratio for first quarter 2004 was 49.71%.

Income Taxes

The Company's accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in the "Notes to Consolidated Financial Statements" contained in its 2003 Annual Report on Form 10-K.

Income tax expense totaled $8.1 million for first quarter 2004 as compared to $7.8 for first quarter 2003 and reflects effective income tax rates of 25.2% for first quarter 2004 and 25.6% for first quarter 2003. The decrease in effective tax rate is primarily attributable to an increase in tax-exempt income earned on state and municipal securities.

FINANCIAL CONDITION

Securities Portfolio

The following table sets forth the period end carrying values of the securities portfolios and changes therein as of the following periods.

Table 5
Composition of Investment Portfolio
(Dollar amounts in thousands)

	March 31, 2004	December 31, 2003	% Change

By type:
U.S. Treasury	$1,027	$1,376	(25.4)%
U.S. Agency	95,707	219,580	(56.4)%
Collateralized mortgage obligations	905,885	902,221	0.4%
Other mortgage-backed securities	299,281	261,462	14.5%
State and municipal	796,411	825,674	(3.5)%
Other	107,037	86,783	23.3%

Total	$2,205,348	$2,297,096	(4.0)%

By classification:
Available for sale	$2,139,140	$2,229,650	(4.1)%
Held to maturity	66,208	67,446	(1.8)%

Total	$2,205,348	$2,297,096	(4.0)%

As of March 31, 2004, the carrying value of the securities portfolio totaled $2.2 billion, down from $2.3 billion at December 31, 2003. The 4% decrease in the portfolio from year-end 2003 resulted primarily from maturities and calls of U.S. Agency securities totaling $104.6 million and sales of higher yielding municipal securities, U.S. Agency securities, collateralized mortgage obligations, and other mortgage-backed securities totaling $12.3 million, $99.9 million, $81.1 million, and $27.6 million, respectively. The securities that were sold were either under performing or were expected to under perform in a higher interest rate environment and resulted in net gains realized during first quarter 2004 of $1.9 million. These cash flows were partially reinvested in municipal securities, U.S. Agency securities, collateralized mortgage obligations, and other mortgage-backed securities.

As of March 31, 2004, the net unrealized appreciation in the market value of the available-for-sale securities portfolio decreased to $38.4 million, down from $54.1 million at December 31, 2003, resulting primarily from a decline in the overall value of municipal securities. As of March 31, 2004, the portfolio had a weighted average life of 3.8 years and an effective duration of 2.72%, similar to December 31, 2003's weighted average life of 3.6 years and effective duration of 2.75%. In this context, effective duration represents an approximation of the potential change in the market value of the securities portfolio given a 100 basis point change up or down in the current level of interest rates. Stated differently, if interest rates uniformly increased across all time horizons, then the aggregate market value of the $2.2 billion securities portfolio would be expected to decline by 2.72% or approximately $60 million. Conversely, if interest rates uniformly decreased by 100 basis points, then the current market value of the securities portfolio would be expected to increase by approximately 2.72%, or $60 million.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Comparison

The following table summarizes the changes in loans outstanding based on period end balances.

Table 6
Loan Portfolio
(Dollar amounts in thousands)
	March 31, 2004	December 31, 2003	% Change

Commercial and industrial	$1,066,446	$1,052,117	1.4
Agricultural	99,384	94,983	4.6
Real estate - commercial	1,464,150	1,393,420	5.1
Real estate - construction	436,802	453,429	(3.7)

Subtotal - corporate loans	3,066,782	2,993,949	2.4

Direct installment, net	83,638	88,147	(5.1)
Home equity	465,052	455,014	2.2
Indirect installment, net	335,812	352,427	(4.7)

Subtotal - consumer loans	884,502	895,588	(1.2)

Real estate - 1-4 family	163,383	170,245	(4.0)

Total net loans	$4,114,667	$4,059,782	1.4

Total loans at March 31, 2004 increased 1.4% from December 31, 2003, with increases in corporate lending offsetting decreases in consumer and 1-4 family real estate lending. Corporate loan balances as of March 31, 2004, increased by 2.4% from year-end 2003, primarily due to increases in commercial, agricultural, and real estate commercial lending. The increase in both commercial and commercial real estate loans reflect continuing sales efforts, utilization of referral sources, and existing customers making draws on established lines of credit, while real estate construction loans declined due to contractual maturities.

Consumer installment loans decreased due to lower automobile industry sales and price competition. This decline was partially offset by an increase in home equity loans, as customers preferred this type of product. Real estate 1-4 family loans declined by 4.0% from year-end 2003 as loans continue to refinance.

As of March 31, 2004, no significant change has occurred in the composition of the loan portfolio or level of exposure to any single borrower, industry, or market segment from that reflected as of year-end 2003. The Company continues to believe that its credit exposure is well diversified among borrowers, industries, and market segments.

Credit Quality Management

Nonperforming assets include: (1) loans for which the accrual of interest has been discontinued; (2) loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower's financial condition; and (3) real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion on the Company's policy on accrual of interest on loans see Note 1 of "Notes to Consolidated Financial Statements," commencing on page 47 of the Company's 2003 Annual Report on Form 10-K.

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

Table 7
Nonperforming Assets and Past Due Loans
(Dollar amounts in thousands)

	2004	2003

	March 31	December 31	September 30	June 30	March 31

Nonaccrual loans:
Commercial and industrial	$8,130	$5,817	$6,397	$5,411	$5,208
Agricultural	84	169	270	272	134
Real estate - commercial	1,801	1,823	927	1,338	4,516
Real estate - construction	4,644	4,331	731	91	1,091
Consumer	2,005	1,516	1,605	1,329	1,381
Real estate - 1-4 family	2,040	2,274	1,512	982	1,266

Total nonaccrual loans	18,704	15,930	11,442	9,423	13,596
Restructured loans	-	7,137	7,219	7,328	-
		23,0
Total nonperforming loans	18,704	23,067	18,661	16,751	13,596

Foreclosed real estate	4,779	5,812	3,842	4,576	4,044

Total nonperforming assets	$23,483	$28,879	$22,503	$21,327	$17,640

90 days past due loans (still accruing interest)	$6,977	$3,384	$4,806	$5,723	$7,497

Nonperforming loans to total loans	0.45%	0.57%	0.53%	0.48%	0.40%
Nonperforming assets to total loans plus foreclosed real estate	0.57%	0.71%	0.64%	0.61%	0.51%

Reserve for loan losses as a percent of:
Total loans at period-end	1.38%	1.39%	1.41%	1.40%	1.40%
Nonperforming loans	303%	245%	263%	293%	353%
Provision for loan losses	$1,928	$3,075	$2,660	$2,540	$2,530
Net loans charged-off	$1,704	$3,055	$2,620	$1,436	$2,439
Net loans charged-off to average loans	0.17%	0.35%	0.30%	0.17%	0.29%

Nonperforming loans at March 31, 2004 totaled $18.7 million, representing 0.45% of loans, down from 0.57% on a linked-quarter basis but up from 0.40% for first quarter 2003. Included in nonperforming loans at December 31, 2003, were $7.1 million of restructured loans, representing two credits that were renegotiated to current market terms during second quarter 2003. These loans returned to performing status during first quarter 2004 as a result of sustained borrower performance pursuant to the restructured terms and management's assessment of continuing performance. Loans past due 90 days and still accruing increased during first quarter 2004 primarily due to a single manufacturing credit, which the Company is rigorously working to remediate.

The Company's disclosure with respect to impaired loans is contained in Note 6, "Reserve For Loan Losses and Impaired Loans," commencing on page *9 of this Form 10-Q.

Reserve for Loan Losses

Transactions in the reserve for loan losses during the quarters ended March 31, 2004 and 2003 are summarized in the following table.

Table 8
Reserve for Loan Losses
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2004	2003

Balance at beginning of period	$56,404	$47,929
Loans charged-off	(2,373)	(2,939)
Recoveries of loans previously charged-off	669	500

Net loans charged-off	(1,704)	(2,439)
Provision for loan losses	1,928	2,530

Balance at end of period	$56,628	$48,020

Net loans charged-off to average loans	0.17%	0.29%

The reserve for loan losses of $56.6 million at March 31, 2004, was $8.6 million higher than the reserve for loan losses at March 31, 2003, with the increase primarily resulting from the CoVest Acquisition. Lower charge-offs in 2004 are attributable to decreases in both commercial and consumer charge-offs offset by an increase in charge-offs of commercial real estate loans. The decrease in consumer charge-offs is the result of a concerted strategy to tighten underwriting standards for indirect loans. The provision for loan losses exceeded net charge-offs for first quarter 2004, resulting in a ratio of the reserve for loan losses to total loans at quarter-end of 1.38%, approximating the level at year-end 2003. The reserve for loan losses at March 31, 2004, represented 303% of nonperforming loans, as compared to 353% at the end of first quarter 2003 and 245% at year-end 2003. Management believes that the reserve for loan losses of $56.6 million is adequate to absorb credit losses inherent in the loan portfolio at March 31, 2004.

The Company maintains a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for any impaired commercial, real estate commercial, and real estate construction loan for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience; and (iii) general reserves maintained to cover uncertainties that affect management's estimate of probable losses. Management evaluates the sufficiency of the reserve for loan losses based upon the combined total of the specific historical loss and general components.

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

The final component of the reserve for loan losses reflects management's general estimate of probable inherent, but undetected, losses within the portfolio. The general component of the reserve for loan losses is determined based upon the Company's assessment of economic conditions such as levels of unemployment and bankruptcy trends. The Company also assesses other risk factors such as changes in the characteristics of the loan portfolio, underwriting policies as well as delinquency and charge-off trends. The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, this component includes a portion that explicitly accounts for the inherent imprecision in loan loss migration models. Because the general component of the reserve considers risk factors that may not have manifested themselves in the Company's historical loss experience, it involves a high degree of subjectivity in its determination.

Additions to the reserve for loan loss are expensed through the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses while recoveries of previously charged off amounts are credited to the reserve. The provision for loan losses charged to operating expense in any given year is dependent on a number factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and the Company's assessment of the reserve for loan losses based upon the previously discussed methodology.

For the quarter ended March 31, 2004, the Company did not substantially change any aspect of its overall methodology in determination of the provision for loan losses, and there were no material changes from prior periods in assumptions or estimation techniques that impacted the determination of the provision for that period.

The distribution of the loan portfolio is presented in Note 5, "Loans," located on page *9 of this Form 10-Q, while changes in the portfolio are analyzed and discussed on page *23. The loan portfolio consists nearly exclusively of loans originated by the Company from its primary markets and generally represents credit extension to multi-relationship customers.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended March 31, 2004, and December 31, 2003. Average, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

Table 9
Funding Sources - Average Balances
(Dollar amounts in thousands)
	Quarters Ended

	March 31, 2004	% of Total	December 31, 2003	% of Total	% Change

Demand deposits	$853,606	13.8	$828,093	14.6	3.1
Savings deposits	636,465	10.3	506,242	8.9	25.7
NOW accounts	880,233	14.2	852,921	15.0	3.2
Money market deposits	752,082	12.2	690,861	12.2	8.9

Transactional deposits	3,122,386	50.5	2,878,117	50.7	8.5

Time deposits	1,466,612	23.7	1,423,988	25.1	3.0
Brokered deposits	185,996	3.0	104,588	1.9	77.8

Total deposits s	4,774,994	77.2	4,406,693	77.7	8.4

Securities sold under agreements to repurchase	475,763	7.7	579,132	10.2	(17.8)
Federal funds purchased	304,128	4.9	210,423	3.7	44.5
Federal Home Loan Bank advances	498,074	8.1	414,511	7.3	20.2
Other borrowed funds	-	-	803	-	(100.0)

Total borrowed funds	1,277,965	20.7	1,204,869	21.2	6.1
Subordinated debt - trust preferred securities	128,728	2.1	61,560	1.1	109.1

Total funding sources	$6,181,687	100.0	$5,673,122	100.0	9.0

Total average deposits for first quarter 2004 increased 8.4% from the quarter ended December 31, 2003, as a result of $465.7 million in deposits acquired as part of the CoVest Acquisition. The mix of deposits remained relatively unchanged from fourth quarter 2003 with transactional deposits increasing 8.5% and time deposits increasing 8.1%.

Total average borrowed funds for first quarter 2004 increased 6.1% from the quarter ended December 31, 2003. Funding needs were provided through the Federal Funds market and Federal Home Loan Bank advances. The Company's banking subsidiary, First Midwest Bank ("the Bank"), is a member of the Federal Home Loan Bank ("FHLB") and has access to term financing from the FHLB. These advances are secured by qualifying residential mortgages and mortgage-related securities. As of March 31, 2004, all advances from the FHLB have fixed interest rates with interest payable monthly and all but one advance are not callable.

During first quarter 2004, the Company continued a redeployment strategy begun in 2003 to reduce interest expense by paying off high-cost borrowings and reducing exposure to rising interest rates by then re-extending those liabilities. As of March 31, 2004, FHLB borrowings totaled $531.1 million, as compared to $491.4 million as of December 31, 2003. As of March 31, 2004, the weighted average maturity and rate for FHLB borrowings was 15.1 months and 1.91%, respectively, as compared to 20.2 months and 2.35% as of December 31, 2003. The Company was able to lower both the weighted average maturity and the weighted average rate on its FHLB borrowings by refinancing and restructuring $48 million of FHLB advances during the first quarter 2004. This restructuring resulted in a loss on early extinguishment of debt of $1.2 million.

Trust preferred securities were issued mid-fourth quarter 2003 to fund the CoVest Acquisition. The average balance of subordinated debt-trust preferred securities more than doubled in first quarter 2004 as compared to fourth quarter 2003 since these securities were outstanding for the entire quarter in 2004.

MANAGEMENT OF CAPITAL

Stockholders' Equity

Stockholders' equity at March 31, 2004, was $524.1 million as compared to $522.5 million at December 31, 2003. Equity as a percentage of assets was 7.7% at March 31, 2004, compared to 7.6% at December 31, 2003. Book value per common share increased to $11.26 at the end of first quarter 2004, up from $11.22 at the end of 2003.

Capital Measurements

The Federal Reserve Board ("FRB"), the primary regulator of the Company and its subsidiary bank, establish minimum capital requirements that must be met by member institutions. The Company has managed its capital ratios to consistently maintain such measurements in excess of the FRB minimum levels to be considered "well-capitalized," which is the highest capital category established.

The following table presents the Company's consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as "well capitalized."

Table 10
Capital Measurements
				Regulatory
	March 31,		December 31,	Minimum For

	2004	2003	2003	Well Capitalized

Total capital to risk-weighted assets	11.45%	10.83%	11.41%	10.00%
Tier 1 capital to risk-weighted assets	10.34%	9.74%	10.29%	6.00%
Tier 1 leverage to average assets	7.93%	7.25%	8.49%	5.00%
Tangible equity to tangible assets	6.31%	7.90%	6.22%	(1)
Tangible equity to risk-weighted assets	8.39%	10.78%	8.43%	(1)

(1)	Ratio is not subject to Regulatory Guidance. Tangible equity and tangible assets equal total equity and assets, respectively, less goodwill and other
	intangibles.

Tier 1 and Total capital to risk-weighted assets and the Tier 1 leverage ratio were all higher at March 31, 2004 than at March 31, 2003, primarily due to the issuance of trust preferred securities, which are classified as Tier 1 capital for regulatory capital purposes.

Stock Repurchase Programs

The Company has continued to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to stockholders in the form of dividends and through common stock repurchases, with the latter resulting in an increase in the percentage ownership of Company stock by existing stockholders.

In August 2002, the Company's Board of Directors authorized the repurchase of up to 3 million of its common shares, or 6.28% of shares then outstanding. The plan authorizes repurchases in both open market and privately negotiated transactions and has no execution time limit. The Company intends to continue share repurchases throughout 2004, with the pace of repurchase subject to ongoing capital, investment, and acquisition considerations.

The following table summarizes shares repurchased by the Company during the quarter ended March 31, 2004.

Table 11
Issuer Purchases of Equity Securities

(Number of shares in thousands)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31, 2004	23	$33.25	23	1,536
February 1 - February 29, 2004	106	32.64	106	1,429
March 1 - March 31, 2004	33	33.73	33	1,396

Total	162	$32.95	162	1,396

(1)	All share purchases have been conducted through open market transactions.

The repurchased shares are held as treasury stock and available for issuances in conjunction with the Company's Dividend Reinvestment Plan, qualified and nonqualified retirement plans, stock option plans as well as for other corporate purposes. During first quarter 2004, the Company reissued 119,701 treasury shares to fund such plans.

The following table summarizes shares repurchased by the Company for the prior three calendar years and for the current quarter.

Table 12
Shares Repurchased
(Number of shares in thousands)
	Quarter Ended	Years Ended December 31,

	March 31, 2004	2003	2002	2001

Shares purchased	162	842	1,866	2,604
Cost	$5,341	$22,404	$52,117	$64,582
Average price per share	$32.95	$26.60	$27.93	$24.80

Dividends

Management and the Company's Board of Directors review the dividend payout regularly. Dividends of $0.22 per common share were declared in first quarter 2004, up 15.8% from the quarterly dividend per share declared in first quarter 2003 of $0.19. The dividend payout ratio, which represents the percentage of earnings per share declared to stockholders as dividends, was 43.1% for first quarter 2004 and 39.6% for first quarter 2003. The 2003 annualized indicated dividend of $0.88 represents an annual dividend yield of 2.6% as of March 31, 2004.

ITEM 3. QUALITATIVE AND QUANTITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is the Company's primary market risk and is the result of repricing, basis, and option risk. A description and analysis of the Company's interest rate risk management policies is included in the Item 7a, "Qualitative and Quantitative Disclosures about Market Risk" contained in the Company's 2003 Annual Report on Form 10-K.

The Company seeks to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Company's Asset and Liability Management Committee ("ALCO") oversees financial risk management by developing programs to measure and manage interest rate risks within authorized limits set by the Company's Board of Directors. ALCO also approves the Company's asset/liability management policies, oversees the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviews the Company's interest rate sensitivity position. Management uses net interest income and economic value of equity simulation modeling tools to analyze and capture near-term and longer-term interest rate exposures.

Net interest income represents the Company's primary tool for measuring interest rate sensitivity. Net interest income simulation analysis measures the sensitivity of net interest income to various interest rate movements and balance sheet structures. The simulation is based on actual cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The simulation includes management projections for activity levels in each of the product lines offered by the Company. Assumptions based upon the historical behavior of deposit rates and balances in relation to interest rates are also incorporated into the simulation. These assumptions are inherently uncertain. As a result, the simulation cannot precisely measure net interest income or precisely predict the impact of the fluctuation in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

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

The Company's 12-month net interest income sensitivity profile as of March 31, 2004, and December 31, 2003, is as follows.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates

	-200 (2)	+200	-200 (2)	+200	-300 (2)	+300

March 31, 2004:
Dollar change	$(18,002)	$8,233	$(25,577)	$9,378	$(25,577)	$16,973
Percent change	-7.7%	+3.5%	-10.9%	+4.0%	-10.9%	7.2%
December 31, 2003:
Dollar change	$(26,053)	$5,377	$(35,487)	$7,016	$(35,487)	$12,619
Percent change	-11.2%	+2.3%	-15.3%	+3.0%	-15.3%	+5.4%

(1)	Reflects an assumed uniform change in interest rates that occurs in equal steps over a six-month horizon.
(2)	Due to the low level of interest rates as of March 31, 2004 and December 31, 2003, management's judgment was used to set reasonable levels of
	change in the yield curve and establish, where appropriate, interest rate floors for select interest-earning assets and interest-bearing liabilities.

As of March 31, 2004, the Company's interest rate sensitivity profile, assuming a gradual change in rates, was more positive in rising interest rate scenarios and less negative in falling rate scenarios than the profile that existed as of December 31, 2003. The change in profile results from a combination of continuing low interest rates and changing management strategies as to cash flow reinvestment. The lower level of interest rates further limits the Company's ability to reprice its interest-bearing deposit accounts in falling interest rate scenarios and increases sensitivity to falling rates on a comparative basis. Since ALCO has deemed the risk to a 200 basis point decline in rates to be unlikely, the Bank's Board of Directors has authorized operation beyond policy in this area. In addition, balance sheet strategies as of March 31, 2004, have been modified from December 31, 2003, to reflect both actual and planned efforts to reduce exposure to rising rates through liability extensions and security reinvestment into shorter-duration instruments.

In addition to the simulation analysis, management uses an economic value of equity sensitivity technique to capture the risk in both short and long-term positions and to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of expected cash flows on all assets, liabilities, and off-balance sheet contracts under different interest rate scenarios. The discounted present value of all cash flows represents the Company's economic value of equity. Economic value of equity does not represent the true fair value of asset, liability, or derivative positions because factors such as credit risk, liquidity risk, and the impact of future changes to the balance sheet are not considered. The Company's policy guidelines call for preventative measures to be taken in the event that an immediate increase or decrease in interest rates of 200 basis points is estimated to reduce the economic value of equity by more than 20%.

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200
March 31, 2004:
Dollar change	$(40,742)	$(27,211)
Percent change	-4.1%	-2.8%
December 31, 2003:
Dollar change	$(36,271)	$(53,088)
Percent change	-3.8%	-5.5%

The sensitivity of the Company's economic value of equity to falling interest rates has not changed significantly in comparison to December 31, 2003, while sensitivity to rising rates has decreased. While the execution of certain liability lengthening strategies decreased the Company's sensitivity to rising rates, this impact was offset by the reinvestment of mortgage-backed security cash flows. Strategies designed to lengthen liabilities executed during first quarter 2004 included longer-term time deposit pricing and promotion, the retirement of FHLB borrowings, and the purchase of longer-dated repurchase agreements. Combined, these activities reduced the sensitivity of the economic value of equity to rising rates and marginally increased its sensitivity to falling rates from December 31, 2003, to March 31, 2004.

The Company's current net interest income sensitivity, as measured over a 12-month horizon, is more positively impacted in a rising rate environment as compared to December 31, 2003, and its longer-term risk position, as measured by the economic value of equity, is less negatively impacted by rising rates. While the Company's balance sheet and net interest income remains vulnerable to an immediate decrease in interest rates, ALCO has deemed the risk of an immediate and extended decline in interest rates to be low given the current rate environment. Rather, given the negative impact of rising interest rates on the economic value of equity and anticipating the longer-term trend in rates to be upward, ALCO continues to believe it prudent to evaluate and consider balance sheet strategies designed to reduce or maintain the current level of exposure to rising rates.

Overall, the Company believes that its current balance sheet structure and net interest income performance is less vulnerable to increasing interest rates as compared to the condition that existed at year-end 2003. Conversely, the Company's balance sheet and net interest income is less vulnerable to an immediate decrease in interest rates than it was at the year-end 2003.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Discussions regarding the purchase of securities by the issuer is located on page *28 of this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits - See Exhibit Index located on page *32.
(b) Reports on Form 8-K
The following Current Reports on Form 8-K were filed or furnished during the first quarter of 2004:
On January 21, 2004, the Company announced its earnings results for the quarter and year ended December 31, 2003.
On February 25, 2004, the Company made available the slide presentation presented at the 2004 Super-Community Bank Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ MICHAEL L. SCUDDER
Michael L. Scudder Executive Vice President*

Date: May 10, 2004

* Duly authorized to sign on behalf of the Registrant.

EXHIBIT INDEX

Exhibit Number	Description of Documents	Sequential Page #

10.1	Form of Letter Agreement for Nonqualified Stock Option Grant executed between the Company and the executive officers of the Company pursuant to the Company's Omnibus Stock and Incentive Plan.	33
10.2	Form of Letter Agreement for Nonqualified Stock Option Grant executed between the Company and the directors of the Company pursuant to the Company's Nonemployee Directors' Stock Option Plan.	37
15	Acknowledgment of Independent Auditors, Ernst & Young LLP.	*40
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .	*41
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*42
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*43
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*43
99	Independent Accountant's Review Report.	*44