Form 10-Q
period 2004-06-30
FIRST MIDWEST BANCORP INC
filed 2004-08-09
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967

_______________

FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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
At August 6, 2004, there were 46,479,078 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS
Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Condition	3*
	Consolidated Statements of Income	4*
	Consolidated Statements of Changes in Stockholders' Equity	5*
	Consolidated Statements of Cash Flows	6*
	Notes to Consolidated Financial Statements	7*

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15*

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	30*

Item 4.	Controls and Procedures	32*

Part II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	32*

Item 4.	Submission of Matters to a Vote of Security Holders	32*

Item 6.	Exhibits and Reports on Form 8-K	32*

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Dollar amounts in thousands)

	June 30, 2004	December 31, 2003

	(Unaudited)
Assets
Cash and due from banks	$160,501	$186,900
Federal funds sold and other short-term investments	3,320	5,789
Mortgages held for sale	6,055	9,620
Securities available for sale, at market value	2,062,707	2,229,650
Securities held to maturity, at amortized cost	61,679	67,446

Loans, net of unearned discount	4,173,229	4,059,782
Reserve for loan losses	(56,686)	(56,404)

Net loans	4,116,543	4,003,378

Premises, furniture and equipment	91,477	91,535
Accrued interest receivable	29,088	30,506
Investment in corporate owned life insurance	148,932	146,421
Goodwill	84,427	83,735
Other intangible assets	13,231	15,533
Other assets	56,325	36,145

Total assets	$6,834,285	$6,906,658

Liabilities
Demand deposits	$895,288	$859,080
Savings deposits	651,662	629,505
NOW accounts	946,888	890,461
Money market deposits	762,919	740,009
Time deposits	1,635,845	1,696,053

Total deposits	4,892,602	4,815,108

Borrowed funds	1,250,753	1,371,672
Subordinated debt - trust preferred securities	127,547	128,716
Accrued interest payable	6,211	6,828
Other liabilities	50,271	61,794

Total liabilities	6,327,384	6,384,118

Stockholders' equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 100,000 shares; issued 56,927 shares; outstanding: June 30, 2004 - 46,632 shares December 31, 2003 - 46,581 shares	569	569
Additional paid-in capital	66,760	68,755
Retained earnings	678,342	650,128
Accumulated other comprehensive (loss) income, net of tax	(10,543)	32,656
Treasury stock, at cost: June 30, 2004 - 10,295 shares December 31, 2003 - 10,346 shares	(228,227)	(229,568)

Total stockholders' equity	506,901	522,540

Total liabilities and stockholders' equity	$6,834,285	$6,906,658

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)
	Quarters Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Interest Income
Loans	$54,503	$50,719	$109,148	$101,915
Securities available for sale	21,205	21,608	43,200	43,888
Securities held to maturity	639	921	1,288	1,761
Federal funds sold and other short-term investments	198	277	298	526

Total interest income	76,545	73,525	153,934	148,090

Interest Expense
Deposits	13,556	14,208	27,225	29,377
Borrowed funds	4,949	6,673	9,766	13,928
Subordinated debt-trust preferred securities	1,992	-	4,006	-

Total interest expense	20,497	20,881	40,997	43,305

Net interest income	56,048	52,644	112,937	104,785

Provision for loan losses	2,405	2,540	4,333	5,070

Net interest income after provision for loan losses	53,643	50,104	108,604	99,715

Noninterest Income
Service charges on deposit accounts	7,041	7,078	13,282	13,359
Trust and investment management fees	3,038	2,768	6,000	5,321
Other service charges, commissions, and fees	3,834	4,265	7,466	7,733
Card-based fees	2,349	2,196	4,495	4,277
Corporate owned life insurance income	1,244	1,226	2,511	2,522
Security gains, net	2,663	3,335	4,602	3,401
(Losses) on early extinguishment of debt	(1,413)	-	(2,653)	-
Other income	351	347	789	2,366

Total noninterest income	19,107	21,215	36,492	38,979

Noninterest Expense
Salaries and wages	16,041	16,295	32,829	31,594
Retirement and other employee benefits	5,714	5,118	11,042	9,831
Net occupancy expense	3,772	3,633	7,875	7,312
Equipment expense	2,258	1,893	4,500	3,805
Technology and related costs	2,007	2,514	4,042	4,845
Professional services	1,784	1,905	3,535	3,388
Advertising and promotions	1,488	994	2,362	2,800
Other expenses	6,913	5,602	13,997	11,217

Total noninterest expense	39,977	37,954	80,182	74,792

Income before income tax expense	32,773	33,365	64,914	63,902
Income tax expense	8,061	8,718	16,170	16,525

Net income	$24,712	$24,647	$48,744	$47,377

Per Share Data
Basic earnings per share	$0.53	$0.53	$1.05	$1.01
Diluted earnings per share	$0.53	$0.53	$1.04	$1.01
Cash dividends per share	$0.22	$0.19	$0.44	$0.38
Weighted average shares outstanding	46,577	46,583	46,569	46,779
Weighted average diluted shares outstanding	46,976	46,871	46,964	47,049

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2002	$569	$71,020	$594,192	$39,365	$(213,193)	$491,953
Comprehensive Income:
Net income	-	-	47,377	-	-	47,377
Other comprehensive income: (1)
Unrealized gains on securities	-	-	-	4,937	-	4,937
Unrealized gains on hedging activities	-	-	-	264	-	264

Total comprehensive income						52,578
Dividends ($0.38 per share)	-	-	(17,721)	-	-	(17,721)
Purchase of treasury stock	-	-	-	-	(20,857)	(20,857)
Treasury stock (purchased for) issued to
benefit plans	-	(4)	-	-	(76)	(80)
Exercise of stock options	-	(1,092)	-	-	3,223	2,131

Balance at June 30, 2003	$569	$69,924	$623,848	$44,566	$(230,903)	$508,004

Balance at December 31, 2003	$569	$68,755	$650,128	$32,656	$(229,568)	$522,540
Comprehensive Income:
Net income	-	-	48,744	-	-	48,744
Other comprehensive (loss) (1):
Unrealized (losses) on securities	-	-	-	(43,696)	-	(43,696)
Unrealized gains on hedging activities	-	-	-	497	-	497

Total comprehensive income						5,545
Dividends declared ($0.44 per share)	-	-	(20,530)	-	-	(20,530)
Purchase of treasury stock	-	-	-	-	(5,341)	(5,341)
Treasury stock issued to (purchased for)
benefit plans	-	(4)	-	-	(107)	(111)
Exercise of stock options	-	(1,991)	-	-	6,789	4,798

Balance at June 30, 2004	$569	$66,760	$678,342	$(10,543)	$(228,227)	$506,901

(1)	Net of taxes and reclassification adjustments.

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)
	Six Months Ended June 30,

	2004	2003

Operating Activities
Net income	$48,744	$47,377
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,333	5,070
Depreciation of premises, furniture, and equipment	4,463	4,161
Net amortization of premium on securities	4,139	9,006
Net (gains) on securities	(4,602)	(3,401)
Net losses on early extinguishment of debt	2,653	-
Net (gains) on mortgage loan held for sale	(304)	-
Net (gains) on sales of other real estate owned	(260)	(112)
Net losses (gains) on sales of premises, furniture, and equipment	102	(477)
Net amortization of discount on subordinated debt t	(1,169)	-
Tax benefit from exercise of nonqualified stock options	936	441
Net decrease (increase) in deferred income taxes	941	(620)
Net amortization of other intangible assets	1,065	-
Originations and purchases of mortgage loans held for sale	(105,045)	(222,370)
Proceeds from sales of mortgage loans held for sale	108,914	221,025
Net (increase) in corporate owned life insurance	(2,511)	(2,522)
Net decrease in accrued interest receivable	1,418	361
Net (decrease) in accrued interest payable	(617)	(2,361)
Net (increase) in other assets	(5,965)	(5,718)
Net increase in other liabilities	4,804	31,925

Net cash provided by operating activities	62,039	81,785

Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	321,277	582,204
Proceeds from sales	269,598	44,099
Purchases	(499,087)	(972,219)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	12,209	13,275
Purchases	(6,372)	(34,684)
Net (increase) in loans	(119,196)	(97,517)
Proceeds from sales of other real estate owned	3,168	2,528
Proceeds from sales of premises, furniture, and equipment	7	1,136
Purchases of premises, furniture, and equipment	(4,435)	(4,825)
Purchase of bank branch, net of cash	-	(19,301)

Net cash (used in) investing activities	(22,831)	(485,304)

Financing Activities
Net increase in deposit accounts	77,494	354,449
Net (decrease) increase in borrowed funds	(123,572)	75,102
Purchase of treasury stock	(5,341)	(20,857)
Cash dividends paid	(20,519)	(17,849)
Exercise of stock options	3,862	1,690

Net cash (used in) provided by financing activities	(68,076)	392,535

Net increase (decrease) in cash and cash equivalents	(28,868)	(10,984)
Cash and cash equivalents at beginning of period	192,689	206,898

Cash and cash equivalents at end of period	$163,821	$195,914

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operation for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated financial statements include the accounts of First Midwest Bancorp, Inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") revised and reissued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R"), which provides guidance on how to identify a variable interest entity ("VIE"), certain of which are also referred to as special purpose entities ("SPEs"), and determine when the assets, liabilities, noncontrolling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R requires VIEs to be consolidated by the primary beneficiary which represents the company that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur or both. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The revised interpretation resulted in multiple effective dates based on the nature as well as the creation date of the VIE. The provisions of FIN 46R were effective December 31, 2003 for public entities that have interests in SPEs and effective March 31, 2004 for interests in all other types of VIEs. As permitted, the Company early adopted all provisions of FIN 46R on December 31, 2003. The adoption of FIN 46R did not have a material impact on the Company's results of operations, financial position, or liquidity. The required disclosures related to the Company's interest in VIEs are included in Note 12, "Variable Interest Entities," commencing on page 13* of this Form 10-Q.

In December 2003, the FASB revised and reissued Statement No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132R"), which expands upon the existing disclosure requirements contained in the original statement to require additional disclosure about plan assets, obligations, cash flows and net periodic benefit cost of defined pension plans and other defined postretirement plans. Additionally, SFAS No. 132R requires interim period disclosure of the components of net periodic pension cost and contributions if significantly different from previously reported amounts in interim period financial statements beginning after December 31, 2003. The revised statement was effective for financial statements with fiscal years ending after December 15, 2003. The Company adopted SFAS No. 132R on December 31, 2003, and its required disclosures for interim period financial statements are located in Note 9, "Pension Plan," on page 12* of this Form 10-Q.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 was issued to address accounting for differences between the contractual cash flows and the cash flows expected to be collected of certain loans and debt securities (structured as loans) when acquired in a transfer, if those differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 could reduce the interest income that is recognized for certain loans and debt securities by requiring that acquired loans and debt securities be recorded at their fair value defined as the present value of future cash flows net of expected credit losses. As a result, an allowance for loan losses would not be recognized at acquisition. Subsequent to the initial acquisition, increases in expected cash flows generally would be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows would be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The Company will continue to evaluate the applicability of this SOP for prospective acquisitions.

3.  ACQUISITION AND DIVESTITURE ACTIVITY

On November 17, 2003, the Company completed the sale of two retail branch offices in Streator, Illinois, which included $69.1 million of deposits and other liabilities, $11.3 million of loans, and $500,000 of premises and equipment. The Company received a deposit premium of 7%, or $4.9 million. The pre-tax gain from the sale was $4.6 million, net of associated costs, and was reflected in other noninterest income.

On December 31, 2003, the Company completed the acquisition of CoVest Bancshares, Inc. (the "CoVest Acquisition"), a single bank holding company, in a cash transaction valued at $27.45 per CoVest share, or approximately $102.2 million in the aggregate. CoVest provided retail and commercial banking services to customers through three full service locations in the northwest suburbs of Chicago, Illinois. The transaction, which was accounted for under the purchase method of accounting, included the recognition of $12.9 million of identifiable intangible assets to be amortized over a weighted average life of 7.1 years and the excess of purchase price over the fair value of identifiable net assets ("goodwill") of $49.6 million. The goodwill and other intangible assets resulting from this transaction are not deductible for income tax purposes.

In connection with the CoVest Acquisition, the Company accrued $6.0 million for direct merger-related costs, which was included in the purchase price of the transaction and in the determination of goodwill. The merger-related charges consisted of $4.6 million in employee severance and benefit-related costs, $583,000 in contract termination costs, and $777,000 in professional fees. During the first six months of 2004, cash payments totaled $4.0 million and noncash accrual adjustments totaled $378,000. The noncash accrual adjustments were offset to goodwill and were associated with reduced contract termination fees and severance payments. As of June 30, 2004, the Company had approximately $1.6 million remaining in the accrual for direct merger-related costs.

In addition to the direct merger-related charges, the Company incurred $650,000 during first quarter 2004 related to integrating CoVest operations into the Company, including salaries, retention bonuses, customer product transition brochures, and various system conversion costs.

4.  SECURITIES

The aggregate amortized cost, gross unrealized gains and losses, and market value of securities were as follows.
	June 30, 2004				December 31, 2003

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

	(Dollar amounts in thousands)
Securities Available for Sale
U.S. Agency	$124,864	$15	$(354)	$124,525	$219,406	$-	$(2)	$219,404
Collateralized mortgage obligations	828,951	1,822	(15,736)	815,037	901,998	6,175	(5,952)	902,221
Other mortgage backed	313,359	3,027	(5,774)	310,612	255,586	6,142	(266)	261,462
State and municipal	685,354	14,807	(9,499)	690,662	706,741	53,832	(793)	759,780
Other	127,741	38	(5,908)	121,871	91,848	35	(5,100)	86,783

Total	$2,080,269	$19,709	$(37,271)	$2,062,707	$2,175,579	$66,184	$(12,113)	$2,229,650

Securities Held to Maturity
U.S. Treasury	$1,026	$-	$-	$1,026	$1,376	$1	$-	$1,377
U.S. Agency	523	-	-	523	176	-	-	176
State and municipal	60,130	48	-	60,178	65,894	67	-	65,961

Total	$61,769	$48	-	$61,727	$67,446	$68	$-	$67,514

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 8, "Comprehensive Income," commencing on page 10* of this Form 10-Q.

5.  LOANS

Total loans, net of deferred loan fees and other discounts of $4.1 million at June 30, 2004 and $3.2 million at December 31, 2003 were as follows.
	June 31,	December 31,
	2004	2003

	(Dollar amounts in thousands)
Commercial and industrial	$1,113,493	$1,052,117
Agricultural	101,062	94,983
Real estate - commercial	1,440,770	1,393,420
Real estate - construction	448,454	453,429
Consumer	907,183	895,588
Real estate - 1-4 family	162,267	170,245

Total loans, net of unearned discount	$4,173,229	$4,059,782

The Company primarily lends to consumers and small to mid-sized businesses in the market areas in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower. Management believes that such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. As of June 30, 2004 and December 31, 2003, there were no significant loan concentrations with any single borrower, industry, or geographic segment.

It is the Company's policy to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral to obtain prior to making a loan. In the event of borrower default, the Company seeks restitution through adherence to state lending laws and the Company's lending standards and credit monitoring procedures.

6.  RESERVE FOR LOANS LOSSES AND IMPAIRED LOANS

Reserve For Loan Losses

A summary of the transactions in the reserve for loan losses for the quarters and six months ended June 30, 2004 and 2003 are summarized below.
	Quarters Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands)
Balance at beginning of period	$56,628	$48,020	$56,404	$47,929
Loans charged-off	(2,977)	(2,460)	(5,350)	(5,399)
Recoveries of loans previously charged-off	600	1,024	1,299	1,524

Net loans charged-off	(2,347)	(1,436)	(4,051)	(3,875)
Provision for loan losses	2,405	2,540	4,333	5,070

Balance at end of period	$56,686	$49,124	$56,686	$49,124

The reserve for loan losses of $56.7 million at June 30, 2004 was $7.6 million higher than the reserve for loan losses at June 30, 2003, with the increase primarily resulting from the CoVest Acquisition.

Impaired Loans

A portion of the Company's reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets. A summary of these loans and their related reserve for loan losses is as follows.
	June 30, 2004	December 31, 2003

	(Dollar amounts in thousands)
Impaired Loans:
With valuation reserve required (1)	$12,252	$12,230
With no valuation reserve required	8,647	7,508

Total impaired loans	$20,899	$19,738

Valuation reserve related to impaired loans	$7,063	$4,167

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.

The average recorded investment in impaired loans was $17.7 million for the six months ended June 30, 2004 and $12.2 million for the six months ended June 30, 2003. Interest income recognized on impaired loans for the six months ended June 30, 2004 and 2003 was $86,000 and $117,000, respectively.

7.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2004 and 2003.
	Quarters Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Basic Earnings per Share:	(Amounts in thousands, except per share data)
Net income	$24,712	$24,647	$48,744	$47,377
Average common shares outstanding	46,577	46,583	46,569	46,779
Basic earnings per share	$0.53	$0.53	$1.05	$1.01

Diluted Earnings per Share:
Net income	$24,712	$24,647	$48,744	$47,377
Average common shares outstanding	46,577	46,583	46,569	46,779
Dilutive effect of stock options	399	288	395	270

Diluted average common shares outstanding	46,976	46,871	46,964	47,049

Diluted earnings per share	$0.53	$0.53	$1.04	$1.01

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

	Quarters Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands)
Unrealized holding (losses) gains on available for sale securities arising during the period:
Unrealized net (losses) gains	$(53,264)	$5,701	$(67,120)	$11,496
Related tax (benefit) expense	(20,773)	2,224	(26,177)	4,485

Net	(32,491)	3,477	(40,943)	7,011

Less: Reclassification adjustment for net gains realized for the period:
Realized net gains on sales of available for sale securities	2,663	3,335	4,514	3,401
Related tax expense	1,039	1,301	1,761	1,327

Net	1,624	2,034	2,753	2,074

Net unrealized holding (losses) gains on available for sale securities	(34,115)	1,443	(43,696)	4,937

Unrealized holding gains (losses) on derivatives used in cash flow hedging relationships arising during the period:
Unrealized net gains (losses)	871	(279)	383	(224)
Related tax expense (benefit)	340	(110)	150	(88)

Net	531	(169)	233	(136)

Less: Amounts reclassified to interest expense:
Realized net (losses) on cash flow hedges	(217)	(87)	(433)	(656)
Related tax (benefit)	(85)	(34)	(169)	(256)

Net	(132)	(53)	(264)	(400)

Net unrealized holding gains (losses) on derivatives used in cash flow hedging relationships	663	(116)	497	264

Total other comprehensive income	$(33,452)	$1,327	$(43,199)	$5,201

Activity in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2004 and 2003 was as follows.

	Accumulated Unrealized Gains on Securities Available for Sale	Accumulated Unrealized (Losses) on Hedging Activities	Accumulated Other Comprehensive Income (Loss)

	(Dollar amounts in thousands)
Balance, December 31, 2002	$40,013	$(648)	$39,365
Current period change	4,937	264	5,201

Balance, June 30, 2003	$44,950	$(384)	$44,566

Balance, December 31, 2003	$32,984	$(328)	$32,656
Current period change	(43,696)	497	(43,199)

Balance, June 30, 2004	$(10,712)	$169	$(10,543)

9.   PENSION PLAN

Pursuant to the disclosure requirements of SFAS 132R, the following table presents the components of the Company's Pension Plan net periodic benefit pension expense for the quarters and six months ended June 30, 2004 and 2003. For further discussion of SFAS 132R, see Note 2, "Recent Accounting Pronouncements," commencing on page 7* of this Form 10-Q.

	Quarters Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands)
Components of net periodic benefit cost:
Service cost	$1,005	$748	$2,010	$1,496
Interest cost	541	402	1,081	804
Expected return on plan assets	(628)	(479)	(1,255)	(958)
Recognized net actuarial loss	188	80	376	160
Amortization of prior service cost	2	2	4	4

Net periodic cost	$1,108	$753	$2,216	$1,506

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
	Quarters ended June 30,		Six Months ended June 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands, except per share data)
Net income, as reported	$24,712	$24,647	$48,744	$47,377
Less: pro forma expense related to options, net of tax	318	417	638	819

Pro forma net income	$24,394	$24,230	$48,106	$46,558

Basic Earnings Per Share:
As reported	$0.53	$0.53	$1.05	$1.01
Pro forma	$0.52	$0.52	$1.03	$1.00
Diluted Earnings Per Share:
As reported	$0.53	$0.53	$1.04	$1.01
Pro forma	$0.52	$0.52	$1.02	$0.99

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

11.  COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

Credit Extension Commitments and Guarantees

In the normal course of business, the Company enters into a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers, to reduce its exposure to fluctuations in interest rates and to conduct lending activities. These instruments principally include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Condition. The contractual or notional amounts of these financial instruments at June 30, 2004 and December 31, 2003 were as follows.
	June 30, 2004	December 31, 2003

Commitments to extend credit:	(Dollar amounts in thousands)
Home equity lines	$278,158	$252,892
All other commitments	1,038,288	913,517
Letters of credit:
Standby	120,828	105,709
Commercial	1,941	755

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements is represented by the contractual amount of the commitment. As of June 30, 2004, the carrying value of the Company's standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $571,000. As of June 30, 2004, standby letters of credit had a remaining weighted average term of 18.6 months, with remaining actual lives ranging from less than 1 year to 11.4 years. If a commitment is funded, the Company may seek recourse through the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Legal Proceedings

As of June 30, 2004, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of June 30, 2004.

12. VARIABLE INTEREST ENTITIES

A variable interest entity ("VIE") is a partnership, limited liability company, trust, or other legal entity that does not have sufficient equity to permit it to finance its activities without additional subordinated financial support from other parties or whose investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are: (i) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (ii)

the obligation to absorb the expected losses of an entity if they occur; and (iii) the right to receive the expected residual returns of the entity, if they occur.

FIN 46R addresses the consolidation of VIEs. This interpretation is summarized in Note 2, "Recent Accounting Pronouncements," commencing on page 7* of this Form 10-Q. Under FIN 46R, VIEs are consolidated by the party who is exposed to a majority of the VIE's expected losses and/or residual returns (i.e., the primary beneficiary). Effective December 31, 2003, the Company adopted the provisions of FIN 46R for all interests held in a VIE. The following summarizes the VIEs in which the Company has a significant interest and discusses the accounting changes that resulted from the adoption of FIN 46R.

The Company owns 100% of the common stock of a business trust that was formed in November 2003 to issue trust preferred securities to third party investors. The trust's only assets as of June 30, 2004 were the $128.7 million principal balance of the debentures issued by the Company, and the related interest receivable of $746,000, which were acquired by the trust using proceeds from the issuance of preferred securities and common stock. The trust meets the FIN 46R definition of a VIE, but the Company is not the primary beneficiary of the trust. Accordingly, the trust is not consolidated in the Company's financial statements and is accounted for using the equity method. The subordinated debentures issued by the Company to the trust are reflected in the Company's Consolidated Statement of Condition as "Subordinated debt - trust preferred securities."

As a part of the CoVest Acquisition, the Company acquired interests in 20 trust preferred capital security issuances. Although these investments meet the FIN 46R definition of a VIE, the Company is not the primary beneficiary. The Company accounts for its interest in these investments as available for sale securities. The Company's maximum exposure to loss is limited to its investment in these VIE, which at June 30, 2004 had a total book and market value of $1.8 million.

The Company has a significant limited partner interest in 12 low-income housing tax credit partnerships and limited liability corporations, which were acquired at various times from 1997 to 2004. These entities meet the FIN 46R definition of a VIE. Since the Company is not the primary beneficiary of the entities, it will continue to account for its interest in these partnerships on the cost method. Exposure to loss as a result of its involvement with these entities is limited to the $5.2 million book basis of the Company's investment, which included unfunded commitments of $4.0 million to make future investments.

13. SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosures to the Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 are as follows.
	Six Months Ended June 30,

	2004	2003

	(Dollar amounts in thousands)
Income taxes paid	$10,678	$15,697
Interest paid to depositors and creditors	41,614	45,484
Noncash transfers of loans to foreclosed real estate	1,698	1,496
Dividends declared but unpaid	10,275	8,854

  SUBSEQUENT EVENTS

On July 9, 2004, the Company announced that its subsidiary bank, First Midwest Bank (the "Bank"), entered into an agreement with the Federal Reserve Bank of Chicago and the Illinois Office of Banks and Real Estate to enhance its compliance with all applicable federal and state laws, rules, and regulations relating to anti-money laundering policies and procedures. The Bank has agreed to prepare a written compliance plan as well as complete a compliance review of certain customer transactions since the date of the last prior satisfactory regulatory review. Based upon the work accomplished prior to the signing of the agreement, the Company believes that it can meet the remediation timeframes enumerated in the written agreement. The Company further believes that complying with the agreement will have no material impact on its financial condition, liquidity, capital resources, or operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of the Company's results of operations and financial condition for the quarters and six months ended June 30, 2004 and 2003. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as the Company's 2003 Annual Report on Form 10-K. Results of operations for the quarters and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the year ending December 31, 2004. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

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

  Fluctuations in the value of the Company's investment securities;

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

  Volatility of rate-sensitive deposits;

  Operational risks, including data processing system failures or fraud;

  Asset/liability matching risks and liquidity risks;

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

  Acts of war or terrorism; and

  Other economic, competitive, governmental, regulatory, and technical factors affecting the Company's operations, products, services, and prices.

The foregoing list of important factors may not be all-inclusive, and the Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

The Company has numerous accounting policies, of which the most significant are presented in Note 1, "Summary of Significant Accounting Policies," commencing on page 4747 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that its accounting policies with respect to the reserve for loan losses and income taxes are the accounting areas requiring subjective or complex judgments that are most important to the Company's financial position and results of operations, and, as such, are considered to be critical accounting policies. A discussion of these policies is included in Notes 1 and 15 commencing on pages 4747 and 6666, respectively, of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes in the application of accounting policies since December 31, 2003.

PERFORMANCE OVERVIEW

The Company's net income for the quarter ended June 30, 2004 totaled $24.7 million, or $0.53 per diluted share, as compared to $24.6 million, or $0.53 per diluted share, for second quarter 2003. The Company's annualized return on average stockholders' equity was 19.2% for second quarter 2004 as compared to 19.4% for second quarter 2003, and its annualized return on average assets was 1.44% for second quarter 2004 as compared to 1.53% for second quarter 2003.

For the first six months of 2004, net income increased to a record $48.7 million, or $1.04 per diluted share, from 2003's $47.4 million, or $1.01 per diluted share, representing an increase of 3.0% on a per diluted share basis. The Company's financial performance for the first six months of 2004 resulted in an annualized return on average equity of 18.6% as compared to 18.9% for the same period in 2003 and an annualized return on average assets of 1.43% for the 2004 period compared to 1.56% for the 2003 period.

In comparison to second quarter 2003, second quarter 2004's results reflected higher tax equivalent net interest income, lower net charge-offs, and continued tight control of operating costs. These were largely offset by the comparatively lower net gains realized from sales of securities and losses on early extinguishment of debt occurring in second quarter 2004. The Company's higher level of net interest income in 2004 was fueled by earning asset growth, the result of the acquisition of CoVest Bancshares, Inc. on December 31, 2003 (the "CoVest Acquisition") and continued corporate loan growth. The integration of CoVest into First Midwest's operation and data processing systems has been fully completed, and all anticipated cost reductions have been fully realized.

Continuing loan growth and increasing interest rates are expected to improve the Company's earnings by increasing the yields on commercial lending portfolios and slowing prepayments on mortgage-backed securities. In 2003 and early 2004, the Company's decisions to reinvest cash flows and extend liabilities were influenced by its concerns as to the timing and pace of rising interest rates. During the second half of 2004, the volatility expected in the changing interest rate markets may allow the Company to pursue alternative strategies. In such a changing environment and depending upon management's assessment of the future course of interest rates, the Company may pursue alternative balance sheet strategies to improve its long-term performance, such as the potential redeployment of assets into longer-duration instruments.

EARNINGS PERFORMANCE

Net Interest Income/Margin

Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on liabilities that are used to fund those assets, such as deposits and other borrowed funds. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other earning assets are included in the "Notes to Consolidated Financial Statements" contained in the Company's 2003 Annual Report on Form 10-K.

For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable earning assets. The effect of such adjustment is presented in the following table.

Table 1
Effect of Tax Equivalent Adjustment
(Dollar amounts in thousands)
	Quarters Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net Income Interest	$56,048	$52,644	$112,937	$104,785
Tax equivalent adjustment	4,608	4,400	9,272	8,322

Tax equivalent net interest income	$60,656	$57,044	$122,209	$113,107

As shown in the Net Interest Income and Margin Analysis on page 19*, tax equivalent net interest income increased $3.6 million for second quarter 2004 from second quarter 2003, primarily as the result of a $666.9 million increase in average interest-earning assets that increased tax equivalent interest income. Of the increase, $563.6 million represents average interest-earning assets obtained from the CoVest Acquisition, and the remainder is primarily due to continued corporate loan growth. The benefits derived from higher interest-earning assets were offset by a decline in loan yields resulting from assets repricing in the low rate environment and competitive pricing on new and refinanced loans.

The $384,000 decrease in interest expense resulted from interest-bearing liabilities, primarily time deposits, repricing in the low rate environment and the comparative benefits realized in 2004 from extinguishing certain higher-cost Federal Home Loan Bank advances over the course of 2003 and 2004 and redeploying such borrowings at lower interest rates. These benefits were offset by the cost of the $125 million in subordinated debt - trust preferred securities issued at a fixed costs of 6.95% in November 2003 to fund the CoVest Acquisition. Interest expense for second quarter 2004 was also impacted by an increase in average interest-bearing liabilities of $498.8 million, excluding subordinated debt - trust preferred securities. This increase resulted from 2003 acquisition and divestiture activity, including the CoVest Acquisition.

The Company's net interest margin for second quarter 2004 decreased 20 basis points to 3.81% as compared to 4.01% for second quarter 2003. This decrease resulted primarily from the repricing of loans more quickly than interest-bearing liabilities in the low rate environment and the November 2003 issuance of subordinated debt - trust preferred securities. This impact was offset by the benefit to 2004's net interest margin that resulted from extinguishing certain Federal Home Loan Bank advances and redeploying such borrowings at lower interest rates over the course of 2003. The CoVest Acquisition did not significantly impact net interest margin for the quarter as the respective yields and costs of the interest-earning assets and interest-bearing liabilities acquired approximated those of the Company prior to the acquisition.

Second quarter 2004 net interest margin of 3.81% was 16 basis points lower than first quarter 2004 net interest margin of 3.97%. This decline was due to a 19 basis point reduction in yield on interest-earning assets to 5.10%, partly offset by a 4 basis point decline in the rates paid on interest-bearing liabilities to 1.50%. The margin contraction from first to second quarter 2004 resulted from continued repricing of earning assets in the low rate environment and the impact of increased prepayments on mortgage-backed securities. As the market continues to transition to a higher interest rate environment, interest margin is expected to stay relatively stable over the remainder of 2004. While floating-rate assets will produce improved yields in a higher rate environment, both the reinvestment of cash flows and acquisition of assets in the low rate environment will offset this improvement. Further, management anticipates paying a higher cost for liabilities as it looks to fund increasing loan growth as well as attract and retain longer-term deposits.

The Company continues to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in net interest income. A description and analysis of the Company's market risk and interest rate sensitivity profile and management policies commences on page 30* of this Form 10-Q.

Tables 2 and 3 on the following pages summarize the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters and six months ended June 30, 2004 and 2003. The tables also detail increases and decreases in income and expense for each major category of assets and liabilities and analyze the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes a tax-equivalent adjustment of $4.6 million and $4.4 million for the quarters ended June 30, 2004 and 2003, respectively and $9.3 million and $8.3 million for the six months ended June 30, 2004 and 2003, respectively.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Quarters Ended June 30, 2004 and 2003

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2004	2003	Increase (Decrease)	2004	2003	Basis Points Inc/(Dec)	2004	2003	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$43,274	$14,253	$29,021	0.97%	1.26%	(0.29)%	$105	$45	$60	$67	$(7)	$60
Mortgages held for sale	7,759	16,476	(8,717)	4.79%	5.63%	(0.84)%	93	232	(139)	(108)	(31)	(139)
Securities available for sale	2,087,772	2,114,559	(26,787)	4.86%	4.82%	0.04%	25,357	25,460	(103)	(329)	226	(103)
Securities held to maturity	67,638	84,908	(17,270)	5.83%	6.46%	(0.63)%	986	1,371	(385)	(261)	(124)	(385)
Loans net of unearned discount:
Commercial and industrial	1,102,389	967,493	134,896	4.84%	5.46%	(0.62)%	13,347	13,199	148	767	(619)	148
Agricultural	100,901	81,804	19,097	3.89%	4.86%	(0.97)%	981	993	(12)	(82)	70	(12)
Real estate - commercial	1,453,499	1,012,930	440,569	5.58%	6.14%	(0.56)%	20,270	15,551	4,719	5,979	(1,260)	4,719
Real estate - construction	441,212	378,752	62,460	4.80%	5.13%	(0.33)%	5,292	4,856	436	716	(280)	436
Consumer	894,965	896,363	(1,398)	5.53%	6.34%	(0.81)%	12,371	14,210	(1,839)	(22)	(1,817)	(1,839)
Real estate - 1-4 family	161,784	126,775	35,009	5.81%	6.34%	(0.53)%	2,351	2,008	343	489	(146)	343

Total loans	4,154,750	3,464,117	690,633	5.26%	5.87%	0.61%	54,612	50,817	3,795	7,847	(4,052)	3,795

Total interest-earning assets	$6,361,193	$5,694,313	$666,880	5.10%	5.47%	(0.37)%	$81,153	$77,925	$3,228	$7,216	$(3,988)	$3,228

Savings deposits	$655,872	$499,735	$156,137	0.66%	0.50%	0.16%	$1,084	$622	$462	$225	$237	$462
NOW accounts	952,986	781,923	171,063	0.74%	0.86%	(0.12)%	1,762	1,680	82	225	(143)	82
Money market deposits	737,458	588,490	148,968	1.14%	1.24%	(0.10)%	2,093	1,830	263	402	(139)	263
Time deposits	1,691,628	1,631,118	60,510	2.04%	2.47%	(0.43)%	8,617	10,076	(1,459)	392	(1,851)	(1,459)
Borrowed funds	1,294,370	1,332,278	(37,908)	1.53%	2.00%	(0.47) %	4,949	6,673	(1,724)	(185)	(1,539)	(1,724)
Subordinated debt - trust preferred securities	128,271	-	128,271	6.21%	-	6.21%	1,992	-	1,992	1,992	-	1,992

Total interest-bearing liabilities	$5,460,585	$4,833,544	$627,041	1.50%	1.73%	(0.23)%	$20,497	$20,881	$(384)	$3,051	$(3,435)	$(384)

Net interest margin / income				3.81%	4.01%	(0.20)%	$60,656	$57,044	$3,612	$4,165	$(553)	$3,612

	2004		2003

Net Interest Margin Trend By Quarter	2nd	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	5.10%	5.29%	5.31%	5.23%	5.47%	5.69%
Rates paid on interest-bearing liabilities	1.50%	1.54%	1.54%	1.56%	1.73%	1.92%
Net interest margin	3.81%	3.97%	4.01%	3.90%	4.01%	4.06%

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Six Months Ended June 30, 2004 and 2003

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2004	2003	Increase (Decrease)	2004	2003	Basis Points Inc/(Dec)	2004	2003	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$22,606	$10,358	$12,248	0.98%	1.26%	(0.28)%	$111	$65	$46	$56	$(10)	$46
Mortgages held for sale	7,305	16,134	(8,829)	5.12%	5.71%	(0.59)%	187	461	(274)	(230)	(44)	(274)
Securities available for sale	2,081,102	2,065,940	12,248	4.96%	4.95%	0.01%	51,584	51,182	402	376	26	402
Securities held to maturity	66,902	78,958	(12,056)	5.93%	6.56%	(0.63)%	1,982	2,588	(606)	(372)	(234)	(606)
Loans net of unearned discount:
Commercial and industrial	1,078,273	937,392	140,881	4.95%	5.52%	(0.57)%	26,672	25,888	784	2,563	(1,779)	784
Agricultural	99,065	83,254	15,811	4.20%	4.73%	(0.53)%	2,082	1,970	112	272	(160)	112
Real estate - commercial	1,430,310	1,009,930	420,380	5.62%	6.23%	(0.61)%	40,164	31,456	8,708	11,406	(2,698)	8,708
Real estate - construction	442,077	372,718	69,359	4.77%	5.12%	(0.35)%	10,534	9,537	997	1,581	(584)	997
Consumer	891,815	902,886	(11,071)	5.61%	6.44%	(0.83)%	24,994	29,066	(4,072)	(352)	(3,720)	(4,072)
Real estate - 1-4 family	163,850	130,227	33,623	5.98%	6.45%	(0.47)%	4,896	4,199	697	974	(277)	697

Total loans	4,105,390	3,436,407	668,983	5.33%	5.94%	(0.61)%	109,342	102,116	7,226	16,444	(9,218)	7,226

Total interest-earning assets	$6,283,305	$5,607,797	$675,508	5.19%	5.58%	(0.39)%	$163,206	$156,412	$6,794	$16,274	$(9,480)	$6,794

Savings deposits	$646,168	$489,840	$156,328	0.67%	0.50%	0.17%	$2,154	$1,213	$941	$451	$490	$941
NOW accounts	916,609	754,394	162,215	0.78%	0.88%	(0.10)%	3,596	3,330	266	550	(284)	266
Money market deposits	744,770	561,929	182,841	1.16%	1.35%	(0.19)%	4,331	3,805	526	929	(403)	526
Time deposits	1,672,118	1,628,814	43,304	2.05%	2.58%	(0.53)%	17,144	21,029	(3,885)	576	(4,461)	(3,885)
Borrowed funds	1,286,167	1,314,709	(28,542)	1.52%	2.12%	(0.60) %	9,766	13,928	(4,162)	(296)	(3,866)	(4,162)
Subordinated debt - trust preferred securities	128,500	-	128,500	6.24%	-	6.24%	4,006	-	4,006	4,006	-	4,006

Total interest-bearing liabilities	$5,394,332	$4,749,686	$644,646	1.52%	1.82%	(0.30)%	$40,997	$43,305	$(2,308)	$6,216	$(8,524)	$(2,308)

Net interest margin / income				3.89%	4.03%	(0.14)%	$122,209	$113,107	$9,102	$10,058	$(956)	$9,102

Noninterest Income

Noninterest income decreased $2.1 million, or 9.9%, for second quarter 2004 from second quarter 2003 largely as a result of the impact of certain transactions. Specifically, the effect of security gains of $2.7 million and early debt extinguishment costs of $1.4 million in second quarter 2004 was less than the second quarter 2003 security gains of $3.3 million. Excluding these transactions, noninterest income was $17.9 million in second quarter 2004, virtually unchanged from second quarter 2003. Increased trust and investment management fees were driven by a combination of expanded sales efforts, improving equity markets, and a pricing increase, and was offset by a decline in other service charges, commissions, and fees. This decline reflects the impact of lower revenue from investment products and mortgage-related commissions.

The following table analyzes the components of noninterest income for the quarters and six months ended June 30, 2004 and 2003.

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)
	Quarters Ended June 30,			Six Months Ended June 30,

	2004	2003	% Change	2004	2003	% Change

Service charges on deposit accounts	$7,041	$7,078	(0.5)	$13,282	$13,359	(0.6)
Trust and investment management fees	3,038	2,768	9.8	6,000	5,321	12.8
Other service charges, commissions, and fees	3,834	4,265	(10.1)	7,466	7,733	(3.5)
Card-based fees	2,349	2,196	7.0	4,495	4,277	5.1
Corporate owned life insurance	1,244	1,226	1.5	2,511	2,522	(0.4)
Other income	351	347	1.2	789	694	13.7

Subtotal	17,857	17,880	(0.1)	34,543	33,906	1.9
Security gains, net	2,663	3,335	N/M	4,602	3,401	N/M
(Losses) on early extinguishment of debt	(1,413)	-	N/M	(2,653)	-	N/M
Litigation settlement	-	-	N/M	-	1,200	N/M
Gain realized on sale of property	-	-	N/M	-	472	N/M

Total noninterest income	$19,107	$21,215	(9.9)	$36,492	$38,979	(6.4)

N/M - not meaningful

For a discussion on net security gains, refer to the section titled "Securities Portfolio" commencing on page 23* of this Form 10-Q. For a discussion on losses on early extinguishment of debt, refer to the section titled "Funding and Liquidity Management" commencing on page 26* of this Form 10-Q.

Noninterest Expense

Noninterest expense increased $2.0 million to $40.0 million for second quarter 2004 from $38.0 million for second quarter 2003, as $713,000 of salary costs resulting from the addition of CoVest employees was more than offset by comparatively lower incentive-based compensation. Other increases in second quarter 2004 expenses from second quarter 2003 included increased advertising and promotional activity and a $339,000 increase in employee insurance costs, a component of retirement and other employee benefits. Offsetting equipment expense increases and technology and related cost decreases reflect the Company's decision in late 2003 to process checks and other transactional media internally versus the use of an external vendor.

The following table sets forth the components of noninterest expense for the quarters ended June 30, 2004 and 2003.

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)
	Quarters Ended June 30,			Six Months Ended June 30,

	2004	2003	% Change	2004	2003	% Change

Salaries and wages	$16,041	$16,295	(1.6)	$32,829	$31,594	3.9
Retirement and other employee benefits	5,714	5,118	11.6	11,042	9,831	12.3
Net occupancy expense	3,772	3,633	3.8	7,875	7,312	7.7
Equipment expense	2,258	1,893	19.3	4,500	3,805	18.3
Technology and related costs	2,007	2,514	(20.2)	4,042	4,845	(16.6)
Professional services	1,784	1,905	(6.4)	3,535	3,388	4.3
Advertising and promotions	1,488	994	49.7	2,362	2,800	(15.6)
Integration costs - CoVest Acquisitions	-	-	N/M	650	-	N/M
Intangibles amortization	533	-	N/M	1,066	-	N/M
Other expenses	6,380	5,602	13.9	12,281	11,217	9.5

Total noninterest expense	$39,977	$37,954	5.3	$80,182	$74,792	7.2

Efficiency ratio	49.9%	49.9%		50.2%	49.5%

N/M - not meaningful

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income. The efficiency ratio was 49.9% both for second quarter 2004 and second quarter 2003.

Income Taxes

The Company's accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in the "Notes to Consolidated Financial Statements" contained in its 2003 Annual Report on Form 10-K.

Income tax expense totaled $8.1 million for second quarter 2004 as compared to $8.7 million for second quarter 2003 and reflects effective income tax rates of 24.6% for second quarter 2004 and 26.1% for second quarter 2003. The decrease in effective tax rate is primarily attributable to an increase in tax-exempt income earned on state and municipal securities.

FINANCIAL CONDITION

Securities Portfolio

The following table sets forth the period end carrying values of the securities portfolios and changes therein as of the following periods.

Table 6
Composition of Securities Portfolio
(Dollar amounts in thousands)
				June 30, 2004
	2004	2003		% Change from

	June 30	December 31	June 30	12/31/03	6/30/03

By type:
U.S. Treasury	$1,026	$1,376	$1,310	(25.4)	(21.7)
U.S. Agency	125,048	219,580	100,125	(43.1)	24.9
Collateralized mortgage obligations	815,037	902,221	1,221,590	(9.7)	(33.3)
Other mortgage-backed securities	310,612	261,462	210,791	18.8	47.4
State and municipal	750,792	825,674	857,787	(9.1)	(12.5)
Other	121,871	86,783	69,811	40.4	74.6

Total	$2,124,386	$2,297,096	$2,461,414	(7.5)	(13.7)

By classification:
Available for sale	$2,062,707	$2,229,650	$2,371,459	(7.5)	(13.0)
Held to maturity	61,679	67,446	89,955	(8.6)	(31.4)

Total	$2,124,386	$2,297,096	$2,461,414	(7.5)	(13.7)

As of June 30, 2004, the carrying value of the securities portfolio totaled $2.1 billion, down from $2.3 billion at December 31, 2003 and $2.5 billion as of June 30, 2003. The $172.7 million decrease in the portfolio from year-end 2003 resulted from management's decision to not fully reinvest security cash flows received during the first six months of 2004 as well as a $71.6 million decrease in the unrealized market value of the available for sale securities.

Since June of 2003, management, in anticipation of higher interest rates, has elected to reduce the size of its securities portfolio by only reinvesting a portion of the security cash flows received. As a result, as of June 30, 2004, the securities portfolio represented 31% of total assets, down from 33% as of December 31, 2003 and 38% as of June 30, 2003. During the second quarter and first six months of 2004, the Company sold securities totaling $47.1 million and $269.6 million, respectively. These security sales resulted in net gains realized of $2.7 million in second quarter 2004 and $4.6 million for the first six months of 2004. As market conditions warrant, the Company may consider redeploying assets, increasing the size of its securities portfolio, and returning the mix of securities to total assets closer to historically maintained levels.

As of June 30, 2004, the net unrealized depreciation in the market value of the available-for-sale securities portfolio was $17.6 million, down from a net unrealized appreciation of $54.1 million at December 31, 2003. As of June 30, 2004, the portfolio had a weighted average life of 4.3 years and an effective duration of 3.28%, increased from December 31, 2003's weighted average life of 3.6 years and effective duration of 2.75%. The decline in net unrealized portfolio appreciation and the increase in both weighted average life and duration from December 31, 2003 to June 30, 2004 reflect the increase in longer-term interest rates over that same period and an expectation of slowed mortgage-related prepayment speeds.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Comparison

The following table summarizes the changes in loans outstanding based on period end balances.

Table 7
Loan Portfolio
(Dollar amounts in thousands)
	June 30, 2004	December 31, 2003	% Change

Commercial and industrial	$1,113,493	$1,052,117	5.8
Agricultural	101,062	94,983	6.4
Real estate - commercial	1,440,770	1,393,420	3.4
Real estate - construction	448,454	453,429	(1.1)

Subtotal - corporate loans	3,103,779	2,993,949	3.7

Direct installment, net	82,798	88,147	(6.1)
Home equity	474,763	455,014	4.3
Indirect installment, net	349,622	352,427	(0.8)

Subtotal - consumer loans	907,183	895,588	1.3

Real estate - 1-4 family	162,267	170,245	(4.7)

Total net loans	$4,173,229	$4,059,782	2.8

Total loans at June 30, 2004 increased 2.8% from December 31, 2003, as increases in corporate lending offset decreases in 1-4 family real estate lending. Corporate loan balances as of June 30, 2004 increased by 3.7% from year-end 2003, primarily due to increases in commercial, agricultural, and commercial real estate lending. The increase in commercial and commercial real estate loans reflects the impact of continuing sales efforts and customers drawing upon existing lines of credit, while real estate construction loans declined by 1.1% due to contractual maturities. The Company remains optimistic about the prospects for commercial and commercial real estate loan growth for the rest of 2004.

Consumer loan balances as of June 30, 2004 increased 1.3% from December 31, 2003 as pricing and promotional activities have resulted in increased home equity line sales activity. Offsetting this increase was a decline in both indirect and direct consumer lending activity due to competitive pricing pressure. Real estate 1-4 family loans declined by 4.7% from year-end 2003, as loans continued to refinance in the low rate environment.

Credit Quality Management

Nonperforming assets include: (1) loans for which the accrual of interest has been discontinued; (2) loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower's financial condition; and (3) real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion on the Company's policy on accrual of interest on loans see Note 1 of "Notes to Consolidated Financial Statements," commencing on page 4747 of the Company's 2003 Annual Report on Form 10-K.

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

Table 8
Nonperforming Assets and Past Due Loans
(Dollar amounts in thousands)
	2004		2003

	June 30	March 31	December 31	September 30	June 30

Nonaccrual loans:
Commercial and industrial	$14,219	$8,130	$5,817	$6,397	$5,411
Agricultural	-	84	169	270	272
Real estate - commercial	2,401	1,801	1,823	927	1,338
Real estate - construction	3,819	4,644	4,331	731	91
Consumer	1,853	2,005	1,516	1,605	1,329
Real estate - 1-4 family	2,329	2,040	2,274	1,512	982

Total nonaccrual loans	24,621	18,704	15,930	11,442	9,423
Restructured loans	-	-	7,137	7,219	7,328

Total nonperforming loans	24,621	18,704	23,067	18,661	16,751

Foreclosed real estate	4,602	4,779	5,812	3,842	4,576

Total nonperforming assets	$29,223	$23,483	$28,879	$22,503	$21,327

90 days past due loans (still accruing interest)	$4,160	$6,977	$3,384	$4,806	$5,723

Nonperforming loans to total loans	0.59%	0.45%	0.57%	0.53%	0.48%
Nonperforming assets to total loans plus foreclosed real estate	0.70%	0.57%	0.71%	0.64%	0.61%
Reserve for loan losses as a percent of:
Total loans at period-end	1.36%	1.38%	1.39%	1.41%	1.40%
Nonperforming loans	230%	303%	245%	263%	293%
Provision for loan losses	$2,405	$1,928	$3,075	$2,660	$2,540
Net loans charged-off	$2,347	$1,704	$3,055	$2,620	$1,436
Net loans charged-off to average loans	0.23%	0.17%	0.35%	0.30%	0.17%

Total nonperforming assets at June 30, 2004 totaled $29.2 million, representing 0.70% of loans plus foreclosed real estate, up from 0.57% on a linked-quarter basis and approximating December 2003 levels of 0.71%. The second quarter 2004 increase in nonperforming assets primarily represents two commercial manufacturing credits transferred to nonaccrual status, which the Company is rigorously remediating. Of the $29.2 million in total nonperforming assets at June 30, 2004, approximately one-third originated from the $530.8 million CoVest loan portfolio purchased on December 31, 2003, or 2.2% of CoVest loans. Management believes that the classification of assets acquired from CoVest to nonperforming largely reflects the impact of the Company's more stringent credit monitoring and remediation programs.

The Company's disclosure with respect to impaired loans is contained in Note 6, "Reserve For Loan Losses and Impaired Loans," commencing on page 9* of this Form 10-Q.

Reserve for Loan Losses

Transactions in the reserve for loan losses during the quarters and six months ended June 30, 2004 and 2003 are summarized in the following table.

Table 9
Reserve for Loan Losses
(Dollar amounts in thousands)
	Quarters Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Balance at beginning of period	$56,628	$48,020	$56,404	$47,929
Loans charged-off	(2,977)	(2,460)	(5,350)	(5,399)
Recoveries of loans previously charged-off	630	1,024	1,299	1,524

Net loans charged-off	(2,347)	(1,436)	(4,051)	(3,875)
Provision for loan losses	2,405	2,540	4,333	5,070

Balance at end of period	$56,686	$49,124	$56,686	$49,124

Net loans charged-off to average loans	0.23%	0.17%	0.20%	0.23%

The reserve for loan losses of $56.7 million at June 30, 2004 was $7.6 million higher than the reserve for loan losses at June 30, 2003, with the increase primarily resulting from the CoVest Acquisition. Loans charged-off in second quarter 2004 increased 21% over second quarter 2003. However, on a year-to-date basis, loans charged-off were relatively flat. Second quarter 2004 increases were attributable to higher commercial charge-offs offset by reduced consumer charge-offs. The provision for loan losses exceeded net charge-offs for second quarter 2004, and the ratio of the reserve for loan losses to total loans at quarter-end was 1.36%, approximating the level at year-end 2003. The reserve for loan losses at June 30, 2004 represented 230% of nonperforming loans, as compared to 293% at the end of second quarter 2003 and 245% at year-end 2003.

The Company maintains a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for any impaired commercial, real estate commercial, and real estate construction loan for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience; and (iii) general reserves maintained to cover uncertainties that affect management's estimate of probable losses. Management evaluates the sufficiency of the reserve for loan losses based upon the combined total of the specific historical loss and general components. Management believes that the reserve for loan losses of $56.7 million is adequate to absorb credit losses inherent in the loan portfolio at June 30, 2004.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are discussed in Notes 1 and 6 of "Notes to Consolidated Financial Statements," commencing on pages 4747 and 5757, respectively, of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended June 30, 2004 and December 31, 2003. Average, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

Table 10
Funding Sources - Average Balances
(Dollar amounts in thousands)
	Quarters Ended

	June 30, 2004	% of Total	December 31, 2003	% of Total	% Change

Demand deposits	$881,595	13.9	$828,093	14.6	6.5
Savings deposits	655,872	10.4	506,242	8.9	29.6
NOW accounts	952,986	15.0	852,921	15.0	11.7
Money market deposits	737,458	11.6	690,861	12.2	6.7

Transactional deposits	3,227,911	50.9	2,878,117	50.7	12.2

Time deposits	1,466,638	23.1	1,423,988	25.1	3.0
Brokered deposits	224,990	3.6	104,588	1.9	115.1

Total deposits	4,919,539	77.6	4,406,693	77.7	11.6

Securities sold under agreements to repurchase	522,487	8.2	579,132	10.2	(9.8)
Federal funds purchased	241,574	3.8	210,423	3.7	14.8
Federal Home Loan Bank advances	530,309	8.4	414,511	7.3	27.9
Other borrowed funds	-	-	803	-	(100.0)

Total borrowed funds	1,294,370	20.4	1,204,869	21.2	7.4
Subordinated debt - trust preferred securities	128,728	2.0	61,560	1.1	109.1

Total funding sources	$6,342,637	100.0	$5,673,122	100.0	11.8

The Company's total average deposits for second quarter 2004 increased 11.6% from the quarter ended December 31, 2003 as a result of its acquisition of $465.7 million in deposits as part of the CoVest Acquisition. The mix of deposits remained relatively unchanged from fourth quarter 2003 as transactional deposits continued to represent approximately one-half of total funding sources.

Total average borrowed funds for second quarter 2004 increased 7.4% from the quarter ended December 31, 2003. Funding needs were provided through the Federal Funds market and Federal Home Loan Bank advances. The Company's banking subsidiary, First Midwest Bank ("the Bank"), is a member of the Federal Home Loan Bank ("FHLB") and has access to term financing from the FHLB. These advances are secured by qualifying residential mortgages and mortgage-related securities. As of June 30, 2004, all advances from the FHLB have fixed interest rates with interest payable monthly and with only one $10 million advance callable.

As of June 30, 2004, FHLB borrowings totaled $531.0 million, as compared to $491.4 million as of December 31, 2003. As of June 30, 2004, the weighted average maturity of FHLB borrowings was 12.1 months and the average rate paid thereon was 1.67%, as compared to 20.2 months and 2.35%, respectively, as of December 31, 2003. The Company was able to reduce the weighted average rate on its FHLB borrowings by refinancing and restructuring $67.0 million of FHLB advances during second quarter 2004. A total of $115.0 million of FHLB debt was refinanced during the first six months of 2004. The current quarter restructuring resulted in a loss on early extinguishment of debt of $1.4 million, bringing 2004 year-to-date debt extinguishment costs to $2.7 million.

In November 2003, the Company issued $125 million in trust preferred securities at a fixed cost of 6.95% primarily to fund the CoVest Acquisition. The average balance of subordinated debt-trust preferred securities more than doubled in second quarter 2004 as compared to fourth quarter 2003 since these securities were outstanding for the entire quarter in 2004.

MANAGEMENT OF CAPITAL

Stockholders' Equity

Stockholders' equity at June 30, 2004 was $506.9 million as compared to $522.5 million at December 31, 2003. Stockholders' equity as a percentage of assets was 7.4% at June 30, 2004 compared to 7.6% at December 31, 2003. Book value per common share was $10.87 at the end of second quarter 2004, down from $11.22 at the end of 2003, and was attributable to a $43.7 million post-tax reduction in the appreciation of the available for sale securities portfolio reflected in other comprehensive income.

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

Table 11
Capital Measurements
				Regulatory
	June 30,		December 31,	Minimum For

	2004	2003	2003	Well Capitalized

Regulatory capital ratios:
Total capital to risk-weighted assets	11.45%	10.38%	11.41%	10.00%
Tier 1 capital to risk-weighted assets	10.37%	9.31%	10.29%	6.00%
Tier 1 leverage to average assets	7.97%	6.99%	8.49%	5.00%
Tangible equity ratios:
Tangible equity to tangible assets	6.07%	7.36%	6.22%	(1)
Tangible equity to risk-weighted assets	7.84%	10.35%	8.43%	(1)

(1)	Ratio is not subject to Regulatory Guidance. Tangible equity and tangible assets equal total equity and assets, respectively, less goodwill and other intangibles.

Regulatory capital ratios were all higher at June 30, 2004 than at June 30, 2003, primarily due to the November 2003 issuance of trust preferred securities, which are classified as Tier 1 capital for regulatory capital purposes. Tangible equity ratios declined in comparison to 2003 due to the addition of $63.1 million in intangible assets that resulted from the CoVest Acquisition and the $55.7 million decline in post-tax unrealized appreciation in the securities portfolio.

Stock Repurchase Programs

The Company has continued to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to stockholders in the form of dividends and through common stock repurchases, with the latter resulting in an increase in the percentage of ownership in Company stock by existing stockholders.

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

During second quarter 2004, the Company did not repurchase any shares pursuant to its current authorized repurchase program. The shares repurchased by the Company during the quarter ended June 30, 2004, as presented in the following table, represent direct repurchases from participants related to the administration of the Company's stock option plans.

Table 12
Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1- April 30, 2004	2	$34.39	-	1,396
May 1 - May 31, 2004	25	34.15	-	1,396
June 1 - June 30, 2004	44	34.30	-	1,396

Total	71	$34.25	-

The repurchased shares are held as treasury stock and available for issuances in conjunction with the Company's Dividend Reinvestment Plan, qualified and nonqualified retirement plans, and stock option plans as well as for other corporate purposes. During second quarter 2004, the Company reissued 95,469 treasury shares to fund such plans.

The following table summarizes shares repurchased by the Company for the prior three calendar years and for the first six months of 2004 under current and previous repurchase authorizations.

Table 13
Shares Repurchased Under Authorized Programs
(Number of shares in thousands)
	Six Months Ended	Years Ended December 31,

	June 30, 2004	2003	2002	2001

Shares purchased	162	842	1,866	2,604
Cost	$5,341	$22,404	$52,117	$64,582
Average price per share	$32.95	$26.60	$27.53	$24.80

Dividends

Dividends of $0.22 per common share were declared in second quarter 2004, up 15.8% from the quarterly dividend per share declared in second quarter 2003 of $0.19. The dividend payout ratio, which represents the percentage of earnings per share declared to stockholders as dividends, was 41.5% for second quarter 2004 and 35.8% for second quarter 2003. The 2004 annualized indicated dividend of $0.88 represents an annual dividend yield of 2.5% as of June 30, 2004.

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

The Company's 12-month net interest income sensitivity profile as of June 30, 2004 and December 31, 2003 is as follows.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates

	-200 (2)	+200	-200 (2)	+200	-300 (2)	+300

June 30, 2004:
Dollar change	$(18,045)	$1,304	$(28,027)	$6,125	$(28,027)	$11,423
Percent change	-7.6%	+0.6%	-11.8%	+2.6%	-11.8%	4.8%
December 31, 2003:
Dollar change	$(26,053)	$5,377	$(35,487)	$7,016	$(35,487)	$12,619
Percent change	-11.2%	+2.3%	-15.3%	+3.0%	-15.3%	+5.4%

(1)	Reflects an assumed uniform change in interest rates that occurs in equal steps over a six-month horizon.
(2)

Due to the low level of interest rates as of June 30, 2004 and December 31, 2003, management's judgment was used to set reasonable levels of change in the yield curve and establish, where appropriate, interest rate floors for select interest-earning assets and interest-bearing liabilities.

As of June 30, 2004, the Company's interest rate sensitivity profile, assuming a gradual change in rates, was less positive in rising interest rate scenarios and less negative in falling rate scenarios than the profile that existed as of December 31, 2003. The change in profile results from a combination of the comparatively higher level of longer-term interest rates existent as of June 30, 2004 and the nature of certain management strategies relating to security investment and extension and wholesale funding. The higher level of interest rates existent at June 30, 2004 limits the Company's ability to benefit from future interest rate increases, as the positive impact of slowing mortgage prepayments will have already been partially realized as actual performance during second quarter 2004. In addition, the Company's strategies to return the size of its securities portfolio closer to historical levels, while improving earnings, could increase interest rate sensitivity to the extent longer-term investments are funded with shorter-term borrowings.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates

	-200	+200

June 30, 2004:
Dollar change	$(24,500)	$(41,934)
Percent change	-2.5%	-4.2%
December 31, 2003:
Dollar change	$(36,271)	$(53,088)
Percent change	-3.8%	-5.5%

The sensitivity of the Company's economic value of equity to changes in interest rates has decreased slightly in comparison to December 31, 2003. As market interest rates have increased since December 31, 2003, mortgage-related prepayment speeds have slowed, and, as a result, the duration of the Company's mortgage-backed securities portfolio has increased. At the same time, the comparatively higher level of interest rates as of June 30, 2004 lessens the estimated impact of future rate increases on the duration of these assets. Conversely, higher market rates also serve to shorten the expected duration of transactional deposit accounts and the remaining term to maturity for fixed-term FHLB advances, repurchase agreements, and time deposits shorten as time passes. In combination, these factors generally offset and result in the sensitivity of the economic value of equity to both rising and falling rates being slightly less as of June 30, 2004 than that at December 31, 2003.

The Company's current net interest income and economic value of equity sensitivity position is in a period of transition, reflective of the markets transition to a higher rate environment. To insulate net interest income performance from the negative impact of rising rates, management strategies during 2003 and the first six months of 2004 looked to shorten asset durations and extend liability terms, reducing the interest rate sensitivity profile of the Company. Given the improving economy, the steepness of the yield curve, and the expectation that short-term interest rates will increase more quickly than longer-term rates, management believes it prudent to consider opportunities to both grow and extend asset durations. Such actions, if elected, would improve net interest income and stabilize net interest margin, but increase interest rate sensitivity to higher rates.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Discussions regarding the purchase of securities by the issuer is located on page 29* of this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company, at its Annual Meeting of Stockholders held on May 20, 2004, elected Directors to serve until year 2007. The number of shares voted is presented in the table below.
	Number of Shares Voted (1)

	For	Withheld

Brother James Gaffney, FSC	39,597,093	364,338
John L. Sterling	39,610,122	351,309
J. Stephen Vanderwoude	38,334,819	1,626,612

(1)	Represents 85.9% of shares outstanding. Each of the three directors received votes in favor of at least 95.9% of shares voted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits - See Exhibit Index located on page 33*.
(b) Reports on Form 8-K
The following Current Reports on Form 8-K were filed or furnished during the second quarter of 2004:
On April 21, 2004, the Company announced its earnings results for the quarter ended March 31, 2004.
On May 20, 2004, the Company made available the slide presentation presented at its annual meeting of stockholders held on May 20, 2004.
On June 3, 2004, the Company made available the slide presentation presented at the Keefe, Bruyette, and Woods 2004 Midwestern Bank Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

Michael L. Scudder Executive Vice President*

Date: August 9, 2004

* Duly authorized to sign on behalf of the Registrant.

EXHIBIT INDEX
Exhibit Number	Description of Documents	Sequential Page #

10.1	Outsourcing Agreement by and between First Midwest Bancorp, Inc. and Metavante Corporation dated April 28, 2004.	34
10.2	Revolving Credit Agreement between First Midwest Bancorp, Inc. and M&I Marshall & Ilsley Bank dated April 26, 2004.	68
15	Acknowledgment of Independent Auditors, Ernst & Young LLP.	83
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .	84
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	85
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	86
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	87
99	Independent Accountant's Review Report.	88