Form 10-Q
period 2004-09-30
FIRST MIDWEST BANCORP INC
filed 2004-11-09
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967

_______________

FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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
At November 8, 2004, there were ________ shares of $0.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS
Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Condition	*
	Consolidated Statements of Income	*
	Consolidated Statements of Changes in Stockholders' Equity	*
	Consolidated Statements of Cash Flows	*
	Notes to Consolidated Financial Statements	*

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	*

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	*

Part II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	*

Item 6.	Exhibits and Reports on Form 8-K	*

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Dollar amounts in thousands)

	September 30, 2004	December 31, 2003

	(Unaudited)
Assets
Cash and due from banks	$183,472	$186,900
Federal funds sold and other short-term investments	3,305	5,789
Mortgages held for sale	5,308	9,620
Securities available for sale, at market value	2,115,492	2,229,650
Securities held to maturity, at amortized cost	54,743	67,446

Loans, net of unearned discount	4,204,026	4,059,782
Reserve for loan losses	(56,707)	(56,404)

Net loans	4,147,319	4,003,378

Premises, furniture and equipment	90,173	91,535
Accrued interest receivable	30,667	30,506
Investment in corporate owned life insurance	150,165	146,421
Goodwill	84,427	83,735
Other intangible assets	12,698	15,533
Other assets	53,794	36,145

Total assets	$6,931,563	$6,906,658

Liabilities
Demand deposits	$929,272	$859,080
Savings deposits	637,972	629,505
NOW accounts	910,451	890,461
Money market deposits	756,843	740,009
Time deposits	1,720,784	1,696,053

Total deposits	4,955,322	4,815,108

Borrowed funds	1,252,338	1,371,672
Subordinated debt - trust preferred securities	129,250	128,716
Accrued interest payable	8,702	6,828
Other liabilities	50,096	61,794

Total liabilities	6,395,708	6,384,118

Stockholders' equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 100,000 shares; issued 56,927 shares; outstanding: September 30, 2004 - 46,370 shares December 31, 2003 - 46,581 shares	569	569
Additional paid-in capital	66,454	68,755
Retained earnings	693,297	650,128
Accumulated other comprehensive income, net of tax	12,520	32,656
Treasury stock, at cost: September 30, 2004 - 10,557 shares December 31, 2003 - 10,346 shares	(236,985)	(229,568)

Total stockholders' equity	535,855	522,540

Total liabilities and stockholders' equity
	$6,931,563	$6,906,658

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)
	Quarters Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Interest Income
Loans	$56,918	$49,659	$166,066	$151,574
Securities available for sale	21,976	20,361	65,176	64,249
Securities held to maturity	566	877	1,854	2,638
Federal funds sold and other short-term investments	183	412	481	938

Total interest income	79,643	71,309	233,577	219,399

Interest Expense
Deposits	14,668	13,713	41,893	43,090
Borrowed funds	5,434	5,589	15,200	19,517
Subordinated debt-trust preferred securities	2,007	-	6,013	-

Total interest expense	22,109	19,302	63,106	62,607

Net interest income	57,534	52,007	170,471	156,792

Provision for loan losses	3,240	2,660	7,573	7,730

Net interest income after provision for loan losses	54,294	49,347	162,898	149,062

Noninterest Income
Service charges on deposit accounts	7,873	7,296	21,155	20,655
Trust and investment management fees	2,883	2,762	8,883	8,083
Other service charges, commissions, and fees	3,942	4,702	11,408	12,435
Card-based fees	2,344	2,088	6,839	6,365
Corporate owned life insurance income	1,233	1,183	3,744	3,705
Security gains (losses), net	748	(615)	5,350	2,786
(Losses) on early extinguishment of debt	-	(3,007)	(2,653)	(3,007)
Other income	(210)	1,363	579	3,729

Total noninterest income	18,813	15,772	55,305	54,751

Noninterest Expense
Salaries and wages	17,292	16,719	50,121	48,313
Retirement and other employee benefits	5,717	4,899	16,759	14,730
Net occupancy expense	3,964	3,652	11,839	10,964
Equipment expense	2,105	2,068	6,605	5,873
Technology and related costs	1,335	2,169	5,377	7,014
Professional services	2,123	1,744	5,658	5,132
Advertising and promotions	1,564	710	3,926	3,510
Other expenses	6,259	5,590	20,256	16,807

Total noninterest expense	40,359	37,551	120,541	112,343

Income before income tax expense	32,748	27,568	97,662	91,470
Income tax expense	7,576	6,366	23,746	22,891

Net income	$25,172	$21,202	$73,916	$68,579

Per Share Data
Basic earnings per share	$0.54	$0.46	$1.59	$1.47
Diluted earnings per share	$0.54	$0.45	$1.58	$1.46
Cash dividends per share	$0.22	$0.19	$0.66	$0.57
Weighted average shares outstanding	46,473	46,553	46,537	46,703
Weighted average diluted shares outstanding	46,851	46,890	46,926	46,995

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2002	$569	$71,020	$594,192	$39,365	$(213,193)	$491,953
Comprehensive Income:
Net income	-	-	68,579	-	-	68,579
Other comprehensive income: (1)
Unrealized (losses) on securities	-	-	-	(5,724)	-	(5,724)
Unrealized gains on hedging activities	-	-	-	116	-	116

Total comprehensive income						62,971
Dividends declared ($0.57 per share)	-	-	(26,579)	-	-	(26,579)
Purchase of treasury stock	-	-	-	-	(22,404)	(22,404)
Treasury stock (purchased for) benefit
plans	-	(3)	-	-	(125)	(128)
Exercise of stock options	-	(1,972)	-	-	5,314	3,342
Fair market value adjustment to treasury
stock held in grantor trust	-	-	-	-	(2)	(2)

Balance at September 30, 2003	$569	$69,045	$636,192	$33,757	$(230,410)	$509,153

Balance at December 31, 2003	$569	$68,755	$650,128	$32,656	$(229,568)	$522,540
Comprehensive Income:
Net income	-	-	73,916	-	-	73,916
Other comprehensive (loss) (1):
Unrealized (losses) on securities	-	-	-	(20,599)	-	(20,599)
Unrealized gains on hedging activities	-	-	-	463	-	463

Total comprehensive income						53,780
Dividends declared ($0.66 per share)	-	-	(30,747)	-	-	(30,747)
Purchase of treasury stock	-	-	-	-	(14,917)	(14,917)
Treasury stock issued to (purchased for)
benefit plans	-	(1)	-	-	(94)	(95)
Exercise of stock options	-	(2,300)	-	-	7,594	5,294

Balance at September 30, 2004	$569	$66,454	$693,297	$12,520	$(236,985)	$535,855

(1)	Net of taxes and reclassification adjustments.

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)
	Nine Months Ended September 30,

	2004	2003

Operating Activities
Net income	$73,916	$68,579
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,573	7,730
Depreciation of premises, furniture, and equipment	6,623	6,303
Net amortization of premium on securities	5,101	15,192
Net (gains) on securities	(5,350)	(2,786)
Net losses on early extinguishment of debt	2,653	3,007
Net (gains) on sales of other real estate owned	(404)	(222)
Net losses (gains) on sales of premises, furniture, and equipment	102	(338)
Net amortization of discount on subordinated debt	534	-
Tax benefit from exercise of nonqualified stock options	1,069	735
Net (increase) decrease in deferred income taxes	(1,382)	763
Net amortization of other intangible assets	1,598	18
Originations and purchases of mortgage loans held for sale	(140,822)	(404,579)
Proceeds from sales of mortgage loans held for sale	145,134	404,958
Net (increase) in corporate owned life insurance	(3,744)	(3,705)
Net (increase) decrease in accrued interest receivable	(161)	756
Net increase (decrease) in accrued interest payable	1,874	(3,460)
Net (increase) in other assets	(30)	(68,024)
Net (decrease) increase in other liabilities	(2,040)	78,882

Net cash provided by operating activities	92,244	103,809

Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	382,870	883,968
Proceeds from sales	392,821	197,248
Purchases	(708,253)	(1,275,086)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	21,447	41,474
Purchases	(8,674)	(35,401)
Net (increase) in loans	(154,799)	(89,371)
Proceeds from sales of other real estate owned	4,973	3,386
Proceeds from sales of premises, furniture, and equipment	14	1,140
Purchases of premises, furniture, and equipment	(5,298)	(8,776)
Purchase of bank branch, net of cash	-	(19,301)

Net cash (used in) investing activities	(74,899)	(300,719)

Financing Activities
Net increase in deposit accounts	140,214	293,565
Net (decrease) in borrowed funds	(121,987)	(70,494)
Purchase of treasury stock	(14,917)	(22,404)
Cash dividends paid	(30,792)	(26,703)
Exercise of stock options	4,225	2,607

Net cash (used in) provided by financing activities	(23,257)	176,571

Net (decrease) in cash and cash equivalents	(5,912)	(20,339)
Cash and cash equivalents at beginning of period	192,689	206,898

Cash and cash equivalents at end of period	$186,777	$186,559

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. The results of operations for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated financial statements include the accounts of First Midwest Bancorp, Inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board ("FASB") ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether that impairment is other-than-temporary, and measuring an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment's cost and its fair value. The guidance also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

With the release of EITF Issue 03-1 on September 30, 2004, the FASB staff delayed the effective date of the other-than-temporary impairment evaluation guidance of EITF 03-1 (which was initially to be applied prospectively to all current and future investments in interim and annual reporting periods beginning after June 15, 2004). EITF 03-1 delays the effective date of the measurement and recognition guidance until certain implementation issues are addressed and a final FASB Staff Position ("FSP") providing implementation guidance is issued. The final FSP providing implementation guidance is expected to be issued early in December 2004. The disclosure requirements of the EITF 03-1 remain in effect. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee, the final guidance issued by FASB, and the Company's intent and ability to hold the impaired investments at the time of the valuation. In the interim, the Company continues to follow the existing guidance of FASB Statement No. 115, "Accounting for Certain Debt and Equity Investments," which requires an enterprise to determine whether a decline in fair value is other-than-temporary for individual securities classified as available-for-sale.

In December 2003, FASB revised and reissued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R"), which provides guidance on how to identify a variable interest entity ("VIE"), certain of which are also referred to as special purpose entities ("SPEs"), and determine when the assets, liabilities, noncontrolling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R requires VIEs to be consolidated by the primary beneficiary which represents the company that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur or both. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The revised interpretation resulted in multiple effective dates based on the nature as well as the creation date of the VIE. The provisions of FIN 46R were effective December 31, 2003 for public entities that have interests in SPEs and effective March 31, 2004 for interests in all other types of VIEs. As permitted, the Company early adopted all provisions of FIN 46R on December 31, 2003. The adoption of FIN 46R did not have a material impact on the Company's results of operations, financial position, or liquidity. The required disclosures related to the Company's interest in VIEs are included in Note 12, "Variable Interest Entities," commencing on page * of this Form 10-Q.

In December 2003, the FASB revised and reissued Statement No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132R"), which expands upon the existing disclosure requirements contained in the original statement to require additional disclosure about plan assets, obligations, cash flows and net periodic benefit cost of defined pension plans and other defined postretirement plans. Additionally, effective with interim period financial statements beginning after December 31, 2003, SFAS No. 132R requires interim period disclosure of the components of net periodic pension cost and contributions if significantly different from previously reported amounts. The revised statement was effective for financial statements with fiscal years ending after December 15, 2003. The Company adopted SFAS No. 132R on December 31, 2003, and its required disclosures for interim period financial statements are located in Note 9, "Pension Plan," on page * of this Form 10-Q.

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

In connection with the CoVest Acquisition, the Company accrued $6.0 million for direct merger-related costs, which was included in the purchase price of the transaction and in the determination of goodwill. The merger-related charges consisted of $4.6 million in employee severance and benefit-related costs, $583,000 in contract termination costs, and $777,000 in professional fees. During the first nine months of 2004, cash payments totaled $4.3 million and noncash accrual adjustments totaled $378,000. The noncash accrual adjustments were offset to goodwill and were associated with reduced contract termination fees and severance payments. As of September 30, 2004, the Company had approximately $1.3 million remaining in the accrual for direct merger-related costs.

In addition to the direct merger-related charges, the Company incurred $650,000 during first quarter 2004 related to integrating CoVest operations into the Company, including salaries, retention bonuses, customer product transition brochures, and various system conversion costs.

4.  SECURITIES

The aggregate amortized cost, gross unrealized gains and losses, and market value of securities were as follows.
	September 30, 2004				December 31, 2003

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

	(Dollar amounts in thousands)
Securities Available for Sale
U.S. Agency	$266,031	$193	$(123)	$266,101	$219,406	$-	$(2)	$219,404
Collateralized mortgage obligations	799,577	2,628	(8,652)	793,553	901,998	6,175	(5,952)	902,221
Other mortgage backed	328,966	4,537	(940)	332,563	255,586	6,142	(266)	261,462
State and municipal	585,485	24,185	(1,444)	608,226	706,741	53,832	(793)	759,780
Other	115,131	36	(118)	115,049	91,848	35	(5,100)	86,783

Total	$2,095,190	$31,579	$(11,277)	$2,115,492	$2,175,579	$66,184	$(12,113)	$2,229,650

Securities Held to Maturity
U.S. Treasury	$1,026	$-	$-	$1,026	$1,376	$1	$-	$1,377
U.S. Agency	523	-	-	523	176	-	-	176
State and municipal	53,194	41	-	53,235	65,894	67	-	65,961

Total	$54,743	$41	-	$54,784	$67,446	$68	$-	$67,514

The following table presents proceeds from sales of securities and the components of net security gains for the quarters and nine months ended September 30, 2004 and 2003.
	Quarters Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands)
Proceeds from sales	$123,223	$153,149	$392,821	$197,248
Gross realized gains	6,271	261	11,853	3,662
Gross realized (losses)	(5,523)	(876)	(6,503)	(876)

Net realized gains	$748	$(615)	$5,350	$2,786

Income taxes on net realized gains	$292	$(240)	$2,087	$1,087

Included in gross realized losses for the quarter and nine months ended September 30, 2004 is $5.4 million in other-than-temporary impairment recognized on the Company's investment in Federal National Mortgage Association ("FNMA") preferred stock.

As of December 31, 2003, the Company disclosed $5.2 million in unrealized losses relating to securities that had been in an unrealized loss position for greater than one year. Of this total, $5.1 million related to the FNMA preferred stock. As of September 30, 2004, the Company had gross unrealized losses associated with its securities portfolio totaling $11.3 million, $4.0 million of which related to investments that had been in an unrealized loss position for greater than one year. The Company does not consider the unrealized losses as of September 30, 2004 to be other-than-temporary, as the investments are backed by agency and municipal guaranteed debt securities with scheduled maturities and, accordingly, anticipates the timely receipt of all principal payments.

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 8, "Comprehensive Income," commencing on page * of this Form 10-Q.

5.  LOANS

Total loans, net of deferred loan fees and other discounts of $4.4 million at September 30, 2004 and $3.2 million at December 31, 2003 were as follows.
	September 30, 2004	December 31, 2003

	(Dollar amounts in thousands)
Commercial and industrial	$1,129,532	$1,052,117
Agricultural	101,590	94,983
Real estate - commercial	1,456,436	1,393,420
Real estate - construction	448,541	453,429
Consumer	904,103	895,588
Real estate - 1-4 family	163,824	170,245

Total loans, net of unearned discount	$4,204,026	$4,059,782

The Company primarily lends to consumers and small to mid-sized businesses in the market areas in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower. The Company believes that such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. As of September 30, 2004 and December 31, 2003, there were no significant loan concentrations with any single borrower, industry, or geographic segment.

It is the Company's policy to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral to obtain prior to making a loan. In the event of borrower default, the Company seeks restitution through adherence to state lending laws and the Company's lending standards and credit monitoring procedures.

6.  RESERVE FOR LOANS LOSSES AND IMPAIRED LOANS

Reserve For Loan Losses

A summary of the transactions in the reserve for loan losses for the quarters and nine months ended September 30, 2004 and 2003 are summarized below.
	Quarters Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands)
Balance at beginning of period	$56,686	$49,124	$56,404	$47,929
Loans charged-off	(3,875)	(3,087)	(9,225)	(8,486)
Recoveries of loans previously charged-off	656	467	1,955	1,991

Net loans charged-off	(3,219)	(2,620)	(7,270)	(6,495)
Provision for loan losses	3,240	2,660	7,573	7,730

Balance at end of period	$56,707	$49,164	$56,707	$49,164

The reserve for loan losses of $56.7 million at September 30, 2004 was $7.5 million higher than the reserve for loan losses at September 30, 2003, with the increase primarily resulting from the CoVest Acquisition.

Impaired Loans

A portion of the Company's reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets. A summary of these loans and their related reserve for loan losses is as follows.
	September 30, 2004	December 31, 2003

	(Dollar amounts in thousands)
Impaired Loans:
With valuation reserve required (1)	$10,499	$12,230
With no valuation reserve required	9,700	7,508

Total impaired loans	$20,199	$19,738

Valuation reserve related to impaired loans	$7,212	$4,167

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.

The average recorded investment in impaired loans was $19.0 million for the nine months ended September 30, 2004 and $13.1 million for the nine months ended September 30, 2003. Interest income recognized on impaired loans for the nine months ended September 30, 2004 and 2003 was $102,000 and $198,000, respectively.

7.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2004 and 2003.
	Quarters Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Amounts in thousands, except per share data)
Basic Earnings per Share:
Net income	$25,172	$21,202	$73,916	$68,579
Average common shares outstanding	46,473	46,553	46,537	46,703
Basic earnings per share	$0.54	$0.46	$1.59	$1.47

Diluted Earnings per Share:
Net income	$25,172	$21,202	$73,916	$68,579
Average common shares outstanding	46,473	46,553	46,537	46,703
Dilutive effect of stock options	378	337	389	292

Diluted average common shares outstanding	46,851	46,890	46,926	46,995

Diluted earnings per share	$0.54	$0.45	$1.58	$1.46

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

	Quarters Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands)
Unrealized holding gains (losses) on available for sale securities arising during the period:
Unrealized net gains (losses)	$38,613	$(18,093)	$(28,507)	$(6,597)
Related tax expense (benefit)	15,060	(7,057)	(11,117)	(2,572)

Net	23,553	(11,036)	(17,390)	(4,025)

Less: Reclassification adjustment for net gains (losses) realized for the period:
Realized net gains (losses) on available for sale securities	748	(615)	5,262	2,786
Related tax expense (benefit)	292	(240)	2,053	1,087

Net	456	(375)	3,209	1,699

Net unrealized holding gains (losses) on available for sale securities	23,097	(10,661)	(20,599)	(5,724)

Unrealized holding (losses) gains on derivatives used in cash flow hedging relationships arising during the period:
Unrealized net (losses) gains	(194)	(392)	189	(616)
Related tax (benefit) expense	(76)	(152)	74	(240)

Net	(118)	(240)	115	(376)

Less: Amounts reclassified to interest expense:
Realized net (losses) on cash flow hedges	(138)	(150)	(571)	(806)
Related tax (benefit)	(54)	(58)	(223)	(314)

Net	(84)	(92)	(348)	(492)

Net unrealized holding (losses) gains on derivatives used in cash flow hedging relationships	(34)	(148)	463	116

Total other comprehensive income (loss)	$23,063	$(10,809)	$(20,136)	$(5,608)

Activity in accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2004 and 2003 was as follows.

	Accumulated Unrealized Gains on Securities Available for Sale	Accumulated Unrealized (Losses) Gains on Hedging Activities	Accumulated Other Comprehensive Income

	(Dollar amounts in thousands)
Balance, December 31, 2002	$40,013	$(648)	$39,365
Current period change	(5,724)	116	(5,608)

Balance, September 30, 2003	$34,289	$(532)	$33,757

Balance, December 31, 2003	$32,984	$(328)	$32,656
Current period change	(20,599)	463	(20,136)

Balance, September 30, 2004	$12,385	$135	$12,520

9.   PENSION PLAN

Pursuant to the disclosure requirements of SFAS No. 132R, the following table presents the components of the Company's Pension Plan net periodic benefit pension expense for the quarters and nine months ended September 30, 2004 and 2003. For further discussion of SFAS No. 132R, see Note 2, "Recent Accounting Pronouncements," commencing on page * of this Form 10-Q.

	Quarters Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands)
Components of net periodic benefit cost:
Service cost	$1,026	$969	$3,050	$2,469
Interest cost	520	533	1,546	1,358
Expected return on plan assets	(615)	(653)	(1,830)	(1,663)
Recognized net actuarial loss	191	121	568	308
Amortization of prior service cost	2	2	6	6

Net periodic cost	$1,124	$972	$3,340	$2,478

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
	Quarters Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Dollar amounts in thousands, except per share data)
Net income, as reported	$25,172	$21,202	$73,916	$68,579
Less: pro forma expense related to options, net of tax	305	378	943	1,197

Pro forma net income	$24,867	$20,824	$72,973	$67,382

Basic Earnings Per Share:
As reported	$0.54	$0.46	$1.59	$1.47
Pro forma	$0.54	$0.45	$1.57	$1.44
Diluted Earnings Per Share:
As reported	$0.54	$0.45	$1.58	$1.46
Pro forma	$0.53	$0.44	$1.55	$1.43

The fair value of stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. The Company's stock options have characteristics significantly different from traded options. Changes in these assumptions can materially affect the fair value estimate, and, as a result, the existing models may not necessarily provide a reliable single measure of the fair value of employee stock options.

11.  COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

Credit Extension Commitments and Guarantees

In the normal course of business, the Company enters into a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers, to reduce its exposure to fluctuations in interest rates and to conduct lending activities. These instruments principally include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Condition. The contractual or notional amounts of these financial instruments at September 30, 2004 and December 31, 2003 were as follows.
	September 30, 2004	December 31, 2003

Commitments to extend credit:	(Dollar amounts in thousands)
Home equity lines	$278,543	$252,892
All other commitments	1,064,124	913,517
Letters of credit:
Standby	124,692	105,709
Commercial	3,795	755

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

In the event of a customer's nonperformance, the Company's credit loss exposure is represented by the contractual amount of those commitments. The credit risk is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. The Company uses the same credit policies in making credit commitments as it does for funded loans, with such exposure to credit loss minimized due to various collateral requirements in place.

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements is represented by the contractual amount of the commitment. As of September 30, 2004, the carrying value of the Company's standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $608,000 as compared to $449,000 as of December 31, 2003. As of September 30, 2004, standby letters of credit had a remaining weighted average term of 17.3 months, with remaining actual lives ranging from less than 1 year to 11.1 years. If a commitment is funded, the Company may seek recourse through the underlying collateral provided, which may include real estate, physical plant and property, marketable securities, or cash.

Legal Proceedings

As of September 30, 2004, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of September 30, 2004.

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

FIN 46R addresses the consolidation of VIEs. This interpretation is summarized in Note 2, "Recent Accounting Pronouncements," commencing on page * of this Form 10-Q. Under FIN 46R, VIEs are consolidated by the party who is exposed to a majority of the VIE's expected losses and/or residual returns (i.e., the primary beneficiary). Effective December 31, 2003, the Company adopted the provisions of FIN 46R for all interests held in a VIE. The following summarizes the VIEs in which the Company has a significant interest and discusses the accounting changes that resulted from the adoption of FIN 46R.

The Company owns 100% of the common stock of a business trust that was formed in November 2003 to issue trust preferred securities to third party investors. The trust's only assets as of September 30, 2004 were the $128.7 million principal balance of the debentures issued by the Company, and the related interest receivable of $3.0 million, which were acquired by the trust using proceeds from the issuance of preferred securities and common stock. The trust meets the FIN 46R definition of a VIE, but the Company is not the primary beneficiary of the trust. Accordingly, the trust is not consolidated in the Company's financial statements and is accounted for using the equity method. The subordinated debentures issued by the Company to the trust are reflected in the Company's Consolidated Statements of Condition as "Subordinated debt - trust preferred securities."

As a part of the CoVest Acquisition, the Company acquired interests in 20 trust preferred capital security issuances. Although these investments meet the FIN 46R definition of a VIE, the Company is not the primary beneficiary. The Company accounts for its interest in these investments as available for sale securities. The Company's maximum exposure to loss is limited to its investment in these VIEs, which at September 30, 2004 had a total book and market value of $1.8 million.

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

13. SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosures to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 are as follows.
	Nine Months Ended September 30,

	2004	2003

	(Dollar amounts in thousands)
Income taxes paid	$18,908	$22,093
Interest paid to depositors and creditors	61,232	66,067
Noncash transfers of loans to foreclosed real estate	3,285	1,510
Dividends declared but unpaid	10,219	8,858

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of the Company's results of operations and financial condition for the quarters and nine months ended September 30, 2004 and 2003. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as the Company's 2003 Annual Report on Form 10-K. Results of operations for the quarters and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the year ending December 31, 2004. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

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

  The impact from liabilities arising from legal or administrative proceedings, enforcement of bank regulations, and enactment or application of securities regulations on the financial condition of the Company;

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

PERFORMANCE OVERVIEW

The Company's net income for the quarter ended September 30, 2004 totaled $25.2 million, or $0.54 per diluted share, as compared to $21.2 million, or $0.45 per diluted share, for third quarter 2003. The Company's annualized return on average stockholders' equity was 19.0% for third quarter 2004 as compared to 16.7% for third quarter 2003, and its annualized return on average assets was 1.45% for third quarter 2004 as compared to 1.33% for third quarter 2003.

For the first nine months of 2004, net income increased to a record $73.9 million, or $1.58 per diluted share, from 2003's $68.6 million, or $1.46 per diluted share, representing an increase of 8.2% on a per diluted share basis. The Company's financial performance for the first nine months of 2004 resulted in an annualized return on average equity of 18.7% as compared to 18.2% for the same period in 2003 and an annualized return on average assets of 1.44% for the 2004 period compared to 1.48% for the 2003 period.

Compared to third quarter 2003, the Company's third quarter 2004 results reflected higher net interest income, higher net gains realized from sales of securities, the absence of losses on early extinguishment of debt, and continued tight control of operating costs. These were partly offset by higher net charge-offs. The Company's higher interest income in third quarter 2004 was fueled by earning asset growth, the result of the acquisition of CoVest Bancshares, Inc. on December 31, 2003 (the "CoVest Acquisition"), continued corporate loan growth, and improved security yields. The integration of CoVest into First Midwest's operation and data processing systems has been fully completed, and all anticipated cost reductions have been fully realized.

Fourth quarter interest margins should remain relatively stable in comparison to third quarter 2004 as higher short-term interest rates are expected to produce enhanced loan yields, partially offset by higher amortization expense from accelerated mortgage-backed securities prepayments.

The Company may also see higher, short-run credit costs as it remediates certain nonperforming loans originated by CoVest. The Company continues to consider alternative asset and liability strategies in anticipation of higher interest rates as it looks to improve its long-term performance in the changing interest rate environment. Depending on management's assessment of future interest rates and the competitive landscape, such strategies may include longer-term asset redeployment, either through sale or securitization, or targeted liability pricing and promotion.

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

Table 1
Effect of Tax Equivalent Adjustment
(Dollar amounts in thousands)
	Quarters Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net interest income	$57,534	$52,007	$170,471	$156,792
Tax equivalent adjustment	4,367	4,680	13,639	13,002

Tax equivalent net interest income	$61,901	$56,687	$184,110	$169,794

As shown in the Net Interest Income and Margin Analysis on page *, tax equivalent net interest income increased $5.2 million for third quarter 2004 from third quarter 2003, primarily as the result of a $534.9 million increase in average interest-earning assets that increased tax equivalent interest income. The increase resulted from $563.6 million in average interest-earning assets obtained from the CoVest Acquisition and continued corporate loan growth, partially offset by a decrease in the securities portfolio. Interest income derived from the securities available-for-sale portfolio also improved, benefiting from slower mortgage prepayment speeds. The benefits derived from higher interest-earning assets and securities income were partially offset by lower loan yields resulting from certain assets repricing in the low rate environment and competitive pricing on new and refinanced loans.

The $2.8 million increase in interest expense primarily resulted from an increase in average interest-bearing liabilities of $335.2 million, excluding subordinated debt - trust preferred securities. This increase resulted from 2003 acquisition and divestiture activity, including the CoVest Acquisition. Also contributing to the increase was the cost of the $125 million in subordinated debt - trust preferred securities issued at a fixed cost of 6.95% in November 2003 to fund the CoVest Acquisition.

The Company's net interest margin was 3.90% for each of the third quarter of 2003 and 2004. The current quarterly yield on interest-earning assets increased 7 basis points, primarily due to higher rates earned on the securities portfolio. This increase was offset by the 8 basis point increase in rates paid on interest-bearing liabilities, which reflected the impact of carrying costs on the November 2003 issuance of subordinated debt - trust preferred securities. The CoVest Acquisition did not significantly impact net interest margin for the quarter as the respective yields and costs of the interest-earning assets and interest-bearing liabilities acquired approximated those of the Company prior to the acquisition.

During the period from June 30, 2004 to September 30, 2004, the targeted Federal Funds rate increased 75 basis points. Net interest margin improved from second quarter 2004 to third quarter 2004 as earning assets repriced more quickly than paying liabilities in the rising interest rate environment. The Company's third quarter 2004 net interest margin of 3.90% was 9 basis points higher than second quarter 2004 net interest margin of 3.81%. This improvement was due to a 20 basis point increase in yield on interest-earning assets to 5.30%, partly offset by a 14 basis point increase in the rates paid on interest-bearing liabilities to 1.64%. Fourth quarter interest margins should remain relatively stable as the Company continues to adjust its balance sheet in anticipation of higher interest rates in 2005. While floating-rate assets will produce improved yields due to the higher short-term interest rate environment, the benefit will be partially offset by lower security yields resulting from faster mortgage-related prepayment speeds due to the recent drop in long-term interest rates. Further, the Company may have to pay a higher cost for liabilities as it looks to fund increasing loan growth as well as attract and retain longer-term deposits.

The Company continues to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in net interest income. A description and analysis of the Company's market risk and interest rate sensitivity profile and management policies commences on page * of this Form 10-Q.

Tables 2 and 3 on the following pages summarize the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters and nine months ended September 30, 2004 and 2003. The tables also detail increases and decreases in income and expense for each major category of assets and liabilities and analyze the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes a tax-equivalent adjustment as described in Table 1 above.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Quarters Ended September 30, 2004 and 2003

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2004	2003	Increase (Decrease)	2004	2003	Basis Points Inc/(Dec)	2004	2003	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$33,579	$27,863	$5,716	1.49%	1.06%	0.43%	$125	$74	$51	$17	$34	$51
Mortgages held for sale	4,415	26,227	(21,812)	5.25%	5.15%	0.10%	58	338	(280)	(287)	7	(280)
Securities available for sale	2,049,431	2,186,374	(136,943)	5.06%	4.49%	0.57%	25,935	24,550	1,385	(1,348)	2,733	1,385
Securities held to maturity	57,486	81,273	(23,787)	5.99%	6.27%	(0.28)%	861	1,274	(413)	(358)	(55)	(413)
Loans net of unearned discount:
Commercial and industrial	1,143,248	987,711	155,537	5.20%	5.26%	(0.06)%	14,861	12,997	1,864	2,020	(156)	1,864
Agricultural	99,013	84,784	14,229	4.74%	4.85%	(0.11)%	1,174	1,027	147	169	(22)	147
Real estate - commercial	1,442,172	1,031,103	411,069	5.62%	6.07%	(0.45)%	20,250	15,654	4,596	5,663	(1,067)	4,596
Real estate - construction	446,994	378,091	68,903	5.19%	5.00%	0.19%	5,798	4,723	1,075	888	187	1,075
Consumer	905,318	884,038	21,280	5.55%	6.14%	(0.59)%	12,551	13,561	(1,010)	336	(1,346)	(1,010)
Real estate - 1-4 family	163,129	122,409	40,720	5.88%	5.85%	0.03%	2,397	1,791	606	598	8	606

Total loans	4,199,874	3,488,136	711,738	5.43%	5.71%	(0.28)%	57,031	49,753	7,278	9,674	(2,396)	7,278

Total interest-earning assets	$6,344,785	$5,809,873	$534,912	5.30%	5.23%	0.07%	$84,010	$75,989	$8,021	$7,698	$323	$8,021

Savings deposits	$648,660	$508,979	$139,681	0.66%	0.50%	0.16%	$1,074	$640	$434	$202	$232	$434
NOW accounts	943,867	892,313	51,554	0.83%	0.82%	0.01%	1,968	1,824	144	106	38	144
Money market deposits	724,370	650,963	73,407	1.32%	1.15%	0.17%	2,395	1,874	521	225	296	521
Time deposits	1,700,321	1,613,787	86,534	2.17%	2.32%	(0.15)%	9,231	9,375	(144)	653	(797)	(144)
Borrowed funds	1,257,453	1,273,420	(15,967)	1.73%	1.76%	(0.03)%	5,434	5,589	(155)	(70)	(85)	(155)
Subordinated debt - trust preferred securities	127,566	-	127,566	6.29%	-	6.29%	2,007	-	2,007	2,007	-	2,007

Total interest-bearing liabilities	$5,402,237	$4,939,462	$462,775	1.64%	1.56%	0.08%	$22,109	$19,302	$2,807	$3,123	$(316)	$2,807

Net interest margin / income				3.90%	3.90%	0.00%	$61,901	$56,687	$5,214	$4,575	$639	$5,214

	2004			2003

Net Interest Margin Trend By Quarter	3rd	2nd	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	5.30%	5.10%	5.29%	5.31%	5.23%	5.47%	5.69%
Rates paid on interest-bearing liabilities	1.64%	1.50%	1.54%	1.54%	1.56%	1.73%	1.92%
Net interest margin	3.90%	3.81%	3.97%	4.01%	3.90%	4.01%	4.06%

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Nine Months Ended September 30, 2004 and 2003

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2004	2003	Increase (Decrease)	2004	2003	Basis Points Inc/(Dec)	2004	2003	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$26,290	$16,258	$10,032	1.20%	1.14%	0.06%	$236	$139	$97	$90	$7	$97
Mortgages held for sale	6,335	19,535	(13,200)	5.16%	5.45%	(0.29)%	245	799	(554)	(512)	(42)	(554)
Securities available for sale	2,070,467	2,106,525	(36,058)	4.99%	4.79%	0.20%	77,519	75,732	1,787	(1,258)	3,045	1,787
Securities held to maturity	63,741	79,739	(15,998)	5.95%	6.46%	(0.51)%	2,843	3,862	(1,019)	(731)	(288)	(1,019)
Loans net of unearned discount:
Commercial and industrial	1,100,090	954,348	145,742	5.03%	5.43%	(0.40)%	41,533	38,885	2,648	5,099	(2,451)	2,648
Agricultural	99,048	83,770	15,278	4.38%	4.77%	(0.39)%	3,256	2,997	259	466	(207)	259
Real estate - commercial	1,434,292	1,017,065	417,227	5.62%	6.18%	(0.56)%	60,414	47,110	13,304	17,077	(3,773)	13,304
Real estate - construction	443,728	374,529	69,199	4.91%	5.08%	(0.17)%	16,332	14,260	2,072	2,528	(456)	2,072
Consumer	896,349	896,535	(186)	5.58%	6.34%	(0.76)%	37,545	42,627	(5,082)	(9)	(5,073)	(5,082)
Real estate - 1-4 family	163,608	127,593	36,015	5.94%	6.26%	(0.32)%	7,293	5,990	1,303	1,586	(283)	1,303

Total loans	4,137,115	3,453,840	683,275	5.36%	5.86%	(0.50)%	166,373	151,869	14,504	26,747	(12,243)	14,504

Total interest-earning assets	$6,303,948	$5,675,897	$628,051	5.23%	5.46%	(0.23)%	$247,216	$232,401	$14,815	$24,336	$(9,521)	$14,815

Savings deposits	$647,005	$496,290	$150,715	0.67%	0.50%	0.17%	$3,228	$1,853	$1,375	$653	$722	$1,375
NOW accounts	925,761	800,872	124,889	0.80%	0.86%	(0.06)%	5,564	5,154	410	712	(302)	410
Money market deposits	737,920	591,934	145,986	1.22%	1.28%	(0.06)%	6,726	5,679	1,047	1,313	(266)	1,047
Time deposits	1,681,588	1,623,750	57,838	2.09%	2.50%	(0.41)%	26,375	30,404	(4,029)	1,132	(5,161)	(4,029)
Borrowed funds	1,276,526	1,300,795	(24,269)	1.59%	2.00%	(0.41)%	15,200	19,517	(4,317)	(358)	(3,959)	(4,317)
Subordinated debt - trust preferred securities	128,186	-	128,186	6.25%	-	6.25%	6,013	-	6,013	6,013	-	6,013

Total interest-bearing liabilities	$5,396,986	$4,813,641	$583,345	1.56%	1.73%	(0.17)%	$63,106	$62,607	$499	$9,465	$(8,966)	$499

Net interest margin / income				3.89%	3.99%	(0.10)%	$184,110	$169,794	$14,316	$14,871	$(555)	$14,316

Noninterest Income

Noninterest income increased $3.0 million, or 19.3%, in third quarter 2004 from third quarter 2003, largely as a result of the impact of certain transactions. As shown in Table 4, excluding these transactions, noninterest income totaled $18.1 million in third quarter 2004, down from $18.3 million in third quarter 2003. Increased service charges on deposit accounts and card-based fees, as well as increased trust and investment management fees, were offset by a decline in other service charges, commissions, and fees. This decline also reflects the impact of lower mortgage-related commissions, lower revenue from investment products, and losses realized as a result of declines in the market value of certain retirement plan assets.

The following table analyzes the components of noninterest income for the quarters and nine months ended September 30, 2004 and 2003.

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)
	Quarters Ended September 30,			Nine Months Ended September 30,

	2004	2003	% Change	2004	2003	% Change

Service charges on deposit accounts	$7,873	$7,296	7.9	$21,155	$20,655	2.4
Trust and investment management fees	2,883	2,762	4.4	8,883	8,083	9.9
Other service charges, commissions, and fees	3,942	4,702	(16.2)	11,408	12,435	(8.3)
Card-based fees	2,344	2,088	12.3	6,839	6,365	7.4
Corporate owned life insurance	1,233	1,183	4.2	3,744	3,705	1.1
Other income	(210)	306	(168.6)	579	1,000	(4.2)

Subtotal, noninterest income excluding certain transactions	18,065	18,337	(1.5)	52,608	52,243	0.7
Security gains (losses), net	748	(615)	N/M	5,350	2,786	N/M
(Losses) on early extinguishment of debt	-	(3,007)	N/M	(2,653)	(3,007)	N/M
Liquidation of demutualized carrier of corporate owned life insurance	-	1,057	N/M	-	1,057	N/M
Litigation settlement	-	-	N/M	-	1,200	N/M
Gain realized on sale of property	-	-	N/M	-	472	N/M

Total noninterest income	$18,813	$15,772	19.3	$55,305	$54,751	1.0

N/M - not meaningful

For a discussion on net security gains, refer to the section titled "Securities Portfolio" commencing on page * of this Form 10-Q. For a discussion on losses on early extinguishment of debt, refer to the section titled "Funding and Liquidity Management" commencing on page * of this Form 10-Q.

Noninterest Expense

Total noninterest expense for third quarter 2004 increased $2.8 million to $40.4 million, an increase of 7.5% from third quarter 2003. This increase reflects additional expenses associated with operating the CoVest franchise, including employee-related expense, net occupancy and equipment costs, and core deposit intangible amortization. This increase also reflects comparatively higher expenses for incentive-related compensation programs, higher fees for professional and audit-related services, and increased costs for advertising and promotion. These increases were partially offset by a 38.5% decrease in technology and related costs for third quarter 2004, principally due to more favorable contract terms negotiated with the Company's external data service provider.

The following table sets forth the components of noninterest expense for the quarters and nine months ended September 30, 2004 and 2003.

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)
	Quarters Ended September 30,			Nine Months Ended September 30,

	2004	2003	% Change	2004	2003	% Change

Salaries and wages	$17,292	$16,719	3.4	$50,121	$48,313	3.7
Retirement and other employee benefits	5,717	4,899	16.7	16,759	14,730	13.8
Net occupancy expense	3,964	3,652	8.5	11,839	10,964	8.0
Equipment expense	2,105	2,068	1.8	6,605	5,873	12.5
Technology and related costs	1,335	2,169	(38.5)	5,377	7,014	(23.3)
Professional services	2,123	1,744	21.7	5,658	5,132	10.2
Advertising and promotions	1,564	710	120.3	3,926	3,510	11.9
Intangibles amortization	532	18	N/M	1,598	18	N/M
Other expenses	5,727	5,572	2.8	18,658	16,789	11.1

Total noninterest expense	$40,359	$37,551	7.5	$120,541	$112,343	7.3

Efficiency ratio	49.6%	48.7%		50.0%	49.3%

N/M - not meaningful

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income. The efficiency ratio was 49.6% for third quarter 2004 and 48.7% for third quarter 2003.

Income Taxes

The Company's accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in the "Notes to Consolidated Financial Statements" contained in its 2003 Annual Report on Form 10-K.

Income tax expense totaled $7.6 million for third quarter 2004 as compared to $6.4 million for third quarter 2003 and reflects effective income tax rates of 23.1% for both third quarter 2004 and third quarter 2003. The effective tax rate decreased from 24.6% for second quarter 2004 as a result of the favorable settlement of certain tax audits.

FINANCIAL CONDITION

Securities Portfolio

The following table sets forth the period end carrying values of the securities portfolios and changes therein as of the following periods.

Table 6
Composition of Securities Portfolio
(Dollar amounts in thousands)
				September 30, 2004
	2004	2003		% Change from

	September 30	December 31	September 30	12/31/03	9/30/03

By type:
U.S. Treasury	$1,026	$1,376	$1,453	(25.0)	(29.4)
U.S. Agency	266,624	219,580	99,500	21.4	168.0
Collateralized mortgage obligations	793,553	902,221	1,080,000	(12.0)	(26.5)
Other mortgage-backed securities	332,563	261,462	189,705	27.2	75.3
State and municipal	661,420	825,674	815,555	(19.9)	(18.9)
Other	115,049	86,783	71,394	32.6	61.1

Total	$2,170,235	$2,297,096	$2,257,607	(5.5)	(3.9)

By classification:
Available for sale	$2,115,492	$2,229,650	$2,195,138	5.1	(3.6)
Held to maturity	54,743	67,446	62,469	(18.8)	(12.4)

Total	$2,170,235	$2,297,096	$2,257,607	(5.5)	(3.9)

Securities as a percent of total assets	31%	33%	36%

As of September 30, 2004, the carrying value of the securities portfolio totaled $2.2 billion, down from $2.3 billion at December 31, 2003 and at September 30, 2003. The $126.9 million decrease in the portfolio from year-end 2003 resulted from management's decision to not fully reinvest security cash flows received during the first quarter of 2004 as well as a $33.8 million decrease in the unrealized market value of the available for sale securities. Since June of 2003, management, in anticipation of higher interest rates, has elected to reduce the size of its securities portfolio by only reinvesting a portion of the security cash flows received. As a result, the securities portfolio has declined to 31.3% of total assets as of September 30, 2004 as compared to 38.1% as of June 30, 2003.

Net gains realized from the sale of securities available for sale portfolio totaled $6.1 million in third quarter 2004 and $10.7 million for the first nine months of 2004. During third quarter 2004, the Company, in response to changing market conditions and its continued expectation for higher interest rates, sold $100.3 million in municipal securities with an average yield of 5.0% and an average maturity of 12.5 years resulting in the recognition of security gains totaling $6.3 million. With the expectation of increasing interest rates, security proceeds were reinvested in shorter-term agency securities, decreasing the duration of the securities portfolio. As market conditions warrant, the Company may consider redeploying assets, increasing the size of its securities portfolio, and potentially returning the mix of securities to total assets closer to historically maintained levels.

Realized gains during third quarter 2004 were partially offset by a $5.4 million "other-than-temporary" impairment recognized on a single, Federal National Mortgage Association preferred stock issuance. Although the investment has a variable, tax-advantaged dividend rate that resets every two years at the two-year treasury rate less 18 basis points and carries an investment grade rating from nationally recognized rating agencies, the market value of the security is impacted by the current and expected level of interest rates. As a result, the security has reflected varying loss positions since prior to 2003. While the Company expects the security to recover its original cost as interest rates increase and has both the intent and ability to hold the investment until such recovery occurs, the security has been deemed to be other-than-temporarily impaired given the duration of the unrealized loss position and uncertainty as to the timing of a full recovery.

As of September 30, 2004, the net unrealized appreciation in the market value of the available-for-sale securities portfolio was $20.3 million, down from $54.1 million at December 31, 2003. As of September 30, 2004, the portfolio had a weighted average life of 3.5 years and an effective duration of 2.48%, decreased from December 31, 2003's weighted average life of 3.6 years and effective duration of 2.75%. The decline in net unrealized portfolio appreciation and the decrease in both weighted average life and duration from December 31, 2003 to September 30, 2004 reflect a combination of the increase in interest rates and the aforementioned investment strategies.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Comparison

The following table summarizes the changes in loans outstanding based on period end balances.

Table 7
Loan Portfolio
(Dollar amounts in thousands)
	September 30, 2004	December 31, 2003	% Change

Commercial and industrial	$1,129,532	$1,052,117	7.4
Agricultural	101,590	94,983	7.0
Real estate - commercial	1,456,436	1,393,420	4.5
Real estate - construction	448,541	453,429	(1.1)

Subtotal - corporate loans	3,136,099	2,993,949	4.7

Direct installment, net	81,245	88,147	(7.8)
Home equity	490,867	455,014	7.9
Indirect installment, net	331,991	352,427	(5.8)

Subtotal - consumer loans	904,103	895,588	1.0

Real estate - 1-4 family	163,824	170,245	(3.8)

Total net loans	$4,202,026	$4,059,782	3.5

Total loans at September 30, 2004 increased 3.5% from December 31, 2003, as increases in corporate lending offset decreases in installment loans and 1-4 family real estate lending. Corporate loan balances as of September 30, 2004 increased by 4.7% from year-end 2003, primarily due to continued increases in commercial, agricultural, and commercial real estate lending. The increase in commercial and commercial real estate loans reflects the impact of continuing sales efforts and customers drawing upon existing lines of credit, while real estate construction loans declined by 1.1% as certain loans matured. The Company remains optimistic about the prospects for commercial and commercial real estate loan growth for fourth quarter 2004.

Consumer loan balances as of September 30, 2004 increased 1.0% from December 31, 2003 as pricing and promotional activities have resulted in increased home equity line sales activity. Offsetting this increase was a decline in both indirect and direct consumer lending activity due to competitive pricing pressure. Indirect consumer loans outstanding totaled $331.9 million as of September 30, 2004, down 5.8% from December 31, 2003, reflecting lower industry sales and lower cost financing offered by automobile manufacturers. During third quarter 2004, the Company decided to de-emphasize its indirect auto lending activities and pursue more profitable business lines. As a result, the size of the indirect loan portfolio will continue to decline as payments are received. Real estate 1-4 family loans declined by 3.8% from year-end 2003 as loans continued to refinance in the low interest rate environment. The Company retained originated variable rate and certain other qualifying mortgages, while selling all other originations through a third party provider.

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

Table 8
Nonperforming Assets and Past Due Loans
(Dollar amounts in thousands)
	2004			2003

	September 30	June 30	March 31	December 31	September 30

Nonaccrual loans:
Commercial and industrial	$13,319	$14,219	$8,130	$5,817	$6,397
Agricultural	-	-	84	169	270
Real estate - commercial	2,554	2,401	1,801	1,823	927
Real estate - construction	4,288	3,819	4,644	4,331	731
Consumer	1,271	1,853	2,005	1,516	1,605
Real estate - 1-4 family	835	2,329	2,040	2,274	1,512

Total nonaccrual loans	22,267	24,621	18,704	15,930	11,442
Restructured loans	-	-	-	7,137	7,219

Total nonperforming loans	22,267	24,621	18,704	23,067	18,661

Foreclosed real estate	4,528	4,602	4,779	5,812	3,842

Total nonperforming assets	$26,795	$29,223	$23,483	$28,879	$22,503

90 days past due loans (still accruing interest)	$3,108	$4,160	$6,977	$3,384	$4,806

Nonperforming loans to total loans	0.53%	0.59%	0.45%	0.57%	0.53%
Nonperforming assets to total loans plus foreclosed real estate	0.64%	0.70%	0.57%	0.71%	0.64%

Reserve for loan losses to loans	1.35%	1.36%	1.38%	1.39%	1.41%
Reserve for loan losses to nonperforming loans	255%	230%	303%	245%	263%
Provision for loan losses	$3,240	$2,405	$1,928	$3,075	$2,660
Net loans charged-off	$3,219	$2,347	$1,704	$3,055	$2,620
Net loans charged-off to average loans	0.30%	0.23%	0.17%	0.35%	0.30%

Total nonperforming assets at September 30, 2004 totaled $26.8 million, representing 0.64% of loans plus foreclosed real estate, down from 0.70% on a linked-quarter basis and down from 0.71% as of December 31, 2003. Of the $26.8 million in total nonperforming assets at September 30, 2004, $10.3 million originated from the $530.8 million CoVest loan portfolio the Company purchased on December 31, 2003, or 2.5% of the total loans acquired from CoVest. The Company expects to continue to rigorously remediate these loans and anticipates higher short-term credit costs as a result.

The Company's disclosure with respect to impaired loans is contained in Note 6, "Reserve For Loan Losses and Impaired Loans," commencing on page * of this Form 10-Q.

Reserve for Loan Losses

The Company maintains a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for any impaired commercial, real estate commercial, and real estate construction loan for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience; and (iii) general reserves maintained to cover uncertainties that affect management's estimate of probable losses. Management evaluates the sufficiency of the reserve for loan losses based upon the combined total of the specific historical loss and general components. Management believes that the reserve for loan losses of $56.7 million is adequate to absorb credit losses inherent in the loan portfolio at September 30, 2004.

Transactions in the reserve for loan losses during the quarters and nine months ended September 30, 2004 and 2003 are summarized in the following table.

Table 9
Reserve for Loan Losses
(Dollar amounts in thousands)
	Quarters Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Balance at beginning of period	$56,686	$49,124	$56,404	$47,929
Loans charged-off	(3,875)	(3,087)	(9,225)	(8,486)
Recoveries of loans previously charged-off	656	467	1,955	1,991

Net loans charged-off	(3,219)	(2,620)	(7,270)	(6,495)
Provision for loan losses	3,240	2,660	7,573	7,730

Balance at end of period	$56,707	$49,164	$56,707	$49,164

Net loans charged-off to average loans	0.30%	0.30%	0.23%	0.25%

The reserve for loan losses of $56.7 million at September 30, 2004 was $7.5 million higher than the reserve for loan losses at September 30, 2003, with the increase primarily resulting from the CoVest Acquisition. Loans charged-off in third quarter 2004 increased 22.9% over third quarter 2003 and 11.9% on a year-to-date basis, with higher net charge-offs in the commercial and industrial and real estate commercial loan categories. As a percentage of average loans, net charge-offs for both the quarter and nine months ended September 30, 2004 were in line with the same periods in 2003. The provision for loan losses exceeded net charge-offs for third quarter 2004, and the ratio of the reserve for loan losses to total loans at quarter-end was 1.35%. The reserve for loan losses at September 30, 2004 represented 255% of nonperforming loans, as compared to 263% at the end of third quarter 2003 and 245% at year-end 2003.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are discussed in Notes 1 and 6 of "Notes to Consolidated Financial Statements," commencing on pages 47 and 57, respectively, of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended September 30, 2004 and December 31, 2003. Average, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

Table 10
Funding Sources - Average Balances
(Dollar amounts in thousands)
	Quarters Ended

	September 30, 2004	% of Total	December 31, 2003	% of Total	% Change

Demand deposits	$902,869	14.3	$828,093	14.6	9.0
Savings deposits	648,660	10.3	506,242	8.9	28.1
NOW accounts	943,867	15.0	852,921	15.0	10.7
Money market deposits	724,370	11.5	690,861	12.2	4.9

Transactional deposits	3,219,766	51.1	2,878,117	50.7	11.9

Time deposits	1,458,400	23.1	1,423,988	25.1	2.4
Brokered deposits	241,921	3.8	104,588	1.9	131.3

Total deposits	4,920,087	78.0	4,406,693	77.7	11.7

Securities sold under agreements to repurchase	517,806	8.2	579,132	10.2	(10.6)
Federal funds purchased	208,750	3.3	210,423	3.7	(0.8)
Federal Home Loan Bank advances	530,897	8.5	414,511	7.3	28.1
Other borrowed funds	-	-	803	-	(100.0)

Total borrowed funds	1,257,453	20.0	1,204,869	21.2	4.4
Subordinated debt - trust preferred securities	127,566	2.0	61,560	1.1	107.2

Total funding sources	$6,305,106	100.0	$5,673,122	100.0	11.1

The Company's total average deposits for third quarter 2004 increased 11.7% from the quarter ended December 31, 2003 as a result of its acquisition of $465.7 million in deposits as part of the CoVest Acquisition. The mix of deposits remained relatively unchanged from fourth quarter 2003 as transactional deposits continued to represent approximately one-half of total funding sources.

Total average borrowed funds for third quarter 2004 increased 4.4% from the quarter ended December 31, 2003. Funding needs were provided through the Federal Funds market and Federal Home Loan Bank advances. The Company's banking subsidiary, First Midwest Bank ("the Bank"), is a member of the Federal Home Loan Bank ("FHLB") and has access to term financing from the FHLB. These advances are secured by qualifying residential mortgages and mortgage-related securities. As of September 30, 2004, all advances from the FHLB have fixed interest rates with interest payable monthly and with only one $10 million advance callable.

As of September 30, 2004, FHLB borrowings totaled $530.8 million, as compared to $491.4 million as of December 31, 2003. As of September 30, 2004, the weighted average maturity of FHLB borrowings was 10.3 months and the average rate paid thereon was 1.85%, as compared to 20.2 months and 2.35%, respectively, as of December 31, 2003. The Company reduced the weighted average rate on its FHLB borrowings by refinancing and restructuring $115.0 million of FHLB advances during the first half of 2004, while incurring $2.7 million in debt extinguishment costs.

In November 2003, the Company issued $125 million in trust preferred securities at a fixed cost of 6.95% primarily to fund the CoVest Acquisition. The average balance of subordinated debt-trust preferred securities more than doubled in third quarter 2004 as compared to fourth quarter 2003 since these securities were outstanding for the entire quarter in 2004.

MANAGEMENT OF CAPITAL

Stockholders' Equity

Stockholders' equity at September 30, 2004 was $535.9 million as compared to $522.5 million at December 31, 2003. Stockholders' equity as a percentage of assets was 7.7% at September 30, 2004 compared to 7.6% at December 31, 2003. Book value per common share was $11.56 at the end of third quarter 2004, up from $11.22 at the end of 2003.

Capital Measurements

The Federal Reserve Board ("FRB"), the primary regulator of the Company and its subsidiary bank, establishes minimum capital requirements that must be met by member institutions. The Company has managed its capital ratios to consistently maintain such measurements in excess of the FRB minimum levels to be considered "well-capitalized," which is the highest capital category established.

The following table presents the Company's consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as "well capitalized."

Table 11
Capital Measurements
				Regulatory
	September 30,		December 31,	Minimum For

	2004	2003	2003	Well Capitalized

Regulatory capital ratios:
Total capital to risk-weighted assets	11.66%	10.55%	11.41%	10.00%
Tier 1 capital to risk-weighted assets	10.57%	9.48%	10.29%	6.00%
Tier 1 leverage to average assets	8.13%	7.02%	8.49%	5.00%
Tangible equity ratios:
Tangible equity to tangible assets	6.42%	7.56%	6.22%	(1)
Tangible equity to risk-weighted assets	8.41%	10.27%	8.43%	(1)

(1)	Ratio is not subject to Regulatory Guidance. Tangible equity and tangible assets equal total equity and assets, respectively, less goodwill and other intangibles.

Regulatory capital ratios were higher at September 30, 2004 as compared to September 30, 2003, primarily due to the November 2003 issuance of trust preferred securities, which are classified as Tier 1 capital for regulatory capital purposes. Tangible equity ratios declined in comparison to 2003 due to the addition of $62.6 million in intangible assets that resulted from the CoVest Acquisition and the $20.6 million decline in post-tax unrealized appreciation in the securities portfolio.

Stock Repurchase Programs

The Company has continued to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to stockholders in the form of dividends and through common stock repurchases, with the latter resulting in an increase in the percentage of ownership in Company stock by existing stockholders.

In August 2002, the Company's Board of Directors authorized the repurchase of up to 3 million of its common shares, or 6.28% of shares then outstanding. The plan authorizes repurchases in both open market and privately negotiated transactions and has no execution time limit. The Company intends to continue share repurchases throughout 2004, with the pace of repurchase subject to ongoing capital and investment considerations.

The following table summarizes shares repurchased by the Company during the quarter ended September 30, 2004.

Table 12
Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31, 2004	117	$33.90	117	1,279
August 1 - August 31, 2004	157	33.46	155	1,124
September 1 - September 30, 2004	12	33.47	12	1,112

Total	286	$33.69	284

(1)

Includes 1,869 shares acquired under the Company's stock option plans. Under the terms of the Plans, the Company accepts common shares from employees when they elect to surrender previously owned shares upon exercise of stock options to cover the exercise price of the stock options. All other shares purchased were executed in the open market.

The repurchased shares are held as treasury stock and available for issuances in conjunction with the Company's Dividend Reinvestment Plan, qualified and nonqualified retirement plans, and stock option plans as well as for other corporate purposes. During third quarter 2004, the Company reissued 23,654 treasury shares to fund such plans.

The following table summarizes shares repurchased by the Company for the prior three calendar years and for the first nine months of 2004 under current and previous repurchase authorizations.

Table 13
Shares Repurchased Under Authorized Programs
(Number of shares and dollar amounts in thousands)
	Nine Months Ended	Years Ended December 31,

	September 30, 2004	2003	2002	2001

Shares purchased	446	842	1,866	2,604
Cost	$14,917	$22,404	$52,117	$64,582
Average price per share	$33.42	$26.60	$27.93	$24.80

Dividends

Dividends of $0.22 per common share were declared in third quarter 2004, up 15.8% from the quarterly dividend per share declared in third quarter 2003 of $0.19. The dividend payout ratio, which represents the percentage of earnings per share declared to stockholders as dividends, was 40.7% for third quarter 2004 and 42.2% for third quarter 2003. The 2004 annualized indicated dividend of $0.88 represents an annual dividend yield of 2.5% as of September 30, 2004.

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

The Company's current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point graduated increase in all interest rate limits. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates.

The Company's 12-month net interest income sensitivity profile as of September 30, 2004 and December 31, 2003 is as follows.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates

	-200 (2)	+200	-200 (2)	+200	-300 (2)	+300

September 30, 2004:
Dollar change	$(21,516)	$4,724	$(32,083)	$9,770	$(32,083)	$17,052
Percent change	-9.7%	+2.1%	-14.4%	+4.4%	-14.4%	+7.7%
December 31, 2003:
Dollar change	$(26,053)	$5,377	$(35,487)	$7,016	$(35,487)	$12,619
Percent change	-11.2%	+2.3%	-15.3%	+3.0%	-15.3%	+5.4%

(1)	Reflects an assumed uniform change in interest rates that occurs in equal steps over a six-month horizon.
(2)

Due to the low level of interest rates as of September 30, 2004 and December 31, 2003, management's judgment was used to set reasonable levels of change in the yield curve and establish, where appropriate, interest rate floors for select interest-earning assets and interest-bearing liabilities.

As of September 30, 2004, the Company's interest rate sensitivity profile, assuming a gradual change in rates, was slightly less positive in rising interest rate scenarios and less negative in falling rate scenarios than the profile that existed as of December 31, 2003. The change in profile results from a combination of the comparatively higher level of interest rates existent as of September 30, 2004 and the nature of certain management strategies relating to the term and mix of security investments and wholesale funding. The higher level of interest rates existent at September 30, 2004 limits the Company's ability to benefit from future interest rate increases, as the positive impact of slowing mortgage prepayments existent as of December 31, 2003 will have already been partially realized as actual performance during third quarter 2004. Should the Company elect to pursue strategies to return the size of its securities portfolio closer to historical levels, while improving earnings, interest rate sensitivity would increase to the extent longer-term investments were funded with shorter-term borrowings.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates

	-200	+200

September 30, 2004:
Dollar change	$(8,407)	$11,042
Percent change	-0.8%	1.1%
December 31, 2003:
Dollar change	$(36,271)	$(53,088)
Percent change	-3.8%	-5.5%

The sensitivity of the Company's economic value of equity to changes in interest rates has decreased in comparison to December 31, 2003. Market interest rates have increased since December 31, 2003, which lessens the estimated impact of future rate increases on the duration of the securities portfolio and serves to shorten the expected duration of transactional deposit accounts while, as time passes, the remaining term to maturity for fixed-term FHLB advances, repurchase agreements, and time deposits shorten. In addition, during third quarter 2004, the Company sold $100.3 million in municipal securities with an average life of 12.5 years and reinvested the proceeds into shorter-term U.S. agency securities with an average life of less then 1 month. The effect of shortening the duration of the securities with no change in the duration of liabilities decreased both the duration of equity and the level of market value volatility to rising interest rates. In combination, these factors generally offset and result in the sensitivity of the economic value of equity to both rising and falling rates being less as of September 30, 2004 than that at December 31, 2003.

The Company's current sensitivity of net interest income and economic value of equity suggests relatively balanced performance in both a rising and falling interest rate environment, with net interest income over a 12-month horizon benefiting from gradually rising interest rates. The Company anticipates adjusting its balance sheet to enhance both shorter and longer-term performance, as it continues to expect interest rates to transition to more normalized, higher levels. While the Company's balance sheet and net interest income remains vulnerable to an immediate decrease in interest rates, ALCO has deemed the risk of an immediate and extended decline in interest rates to be low given the current rate environment.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Discussions regarding the purchase of securities by the issuer is located on page * of this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits - See Exhibit Index located on page *.
(b) Reports on Form 8-K
The following Current Reports on Form 8-K were filed or furnished during the third quarter of 2004:

On July 9, 2004, the Company announced that its subsidiary bank, First Midwest Bank, entered into an agreement with the Federal Reserve Bank of Chicago and the Illinois Office of Banks and Real Estate to enhance its compliance with all applicable federal and state laws, rules, and regulations relating to anti-money laundering policies and procedures.

On July 21, 2004, the Company announced its earnings results for the quarter and six months ended June 30, 2004.
On September 13, 2004, the Company made available the slide presentation presented at Lehman Brothers Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

Michael L. Scudder Executive Vice President*

Date: November 8, 2004

* Duly authorized to sign on behalf of the Registrant.

EXHIBIT INDEX
Exhibit Number	Description of Documents	Sequential Page #

15	Acknowledgment of Independent Auditors, Ernst & Young LLP.	35
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .	36
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	37
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	38
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	39
99	Independent Accountant's Review Report.	40