Form 10-K
period 2004-12-31
FIRST MIDWEST BANCORP INC
filed 2005-03-07
CIK 702325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year-ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐.

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2004, determined using a per share closing price on that date of $35.21, as quoted on The Nasdaq Stock Market, was $1,521,111,189.

At March 3, 2005 there were 45,744,533 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2005 Annual Stockholders’ Meeting - Part III

FORM 10-K

PART I

ITEM 1. BUSINESS

First Midwest Bancorp, Inc.

First Midwest Bancorp, Inc. (the “Company”) is a bank holding company incorporated in Delaware in 1982 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). The Company is one of Illinois’ largest publicly traded banking companies with assets of $6.9 billion at year-end 2004 and is headquartered in the Chicago suburb of Itasca, Illinois.

The Company operates two wholly owned subsidiaries: First Midwest Bank (the “Bank”), employing 1,630 full-time equivalent employees at December 31, 2004, and First Midwest Insurance Company, which is largely inactive.

The Company has responsibility for the overall conduct, direction, and performance of its subsidiaries. The Company provides various services, establishes Company-wide policies and procedures, and provides other resources as needed, including capital.

Subsidiaries

At December 31, 2004, the Bank had $6.8 billion in total assets, $5.0 billion in total deposits, and operated 67 banking offices primarily in suburban metropolitan Chicago.

The Bank is engaged in commercial and retail banking and offers a broad range of lending, depository, and related financial services, including accepting deposits; commercial and industrial, consumer, and real estate lending; collections; trust and investment management services; cash management services; safe deposit box operations; and other banking services tailored for consumer, commercial and industrial, and public or governmental customers. The Bank also provides an electronic banking center on the Internet at www.firstmidwest.com, which enables Bank customers to perform banking transactions and provides information about Bank products and services to the general public.

The Bank is comprised of two divisions, a sales division and a support division. The sales division is structured along commercial and retail product lines, and the support division provides corporate, administrative, and support services.

The Bank has one wholly-owned subsidiary, First Midwest Investment Corporation, which manages investment securities and provides corporate management services to its wholly-owned subsidiary, First Midwest Investment Trust, which manages real estate loans.

First Midwest Insurance Company operates as a reinsurer of credit life, accident, and health insurance sold through the Bank, primarily in conjunction with its consumer lending operations, and is largely inactive.

Competition

Illinois and the metropolitan Chicago area are highly competitive markets for banking and related financial services. Competition is based on a number of factors, including: interest rates charged on loans and paid on deposits; the ability to attract new deposits; the scope and type of banking and financial services offered; the hours during which business can be conducted; the location of bank branches and ATMs; the availability and range of banking services on the Internet; and a variety of additional services such as investment management, fiduciary, and brokerage services. Within the geographic area it serves, the Bank competes with other banking institutions and savings and loan associations, personal loan and finance companies, and credit unions. In addition, the Bank competes for deposits with money market mutual funds and investment brokers on the basis of interest rates offered and available products. Recently, the competition for banking customers intensified as a number of local and out-of-state banking institutions announced plans for large-scale branch office expansion in the suburban Chicago markets and certain local banks were acquired by larger local and national financial institutions.

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

Offering a broad array of products and services at competitive prices is an important element in competing for customers. The Company differentiates itself, however, by systematically assessing a customer’s specific financial needs, selling products and services identified in such assessment, and providing high quality services and products. The Company believes this approach, as well as its knowledge and commitment to the communities in which the Bank is located, is the most important aspect in retaining and expanding its customer base.

Supervision and Regulation

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

The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business or operations of the Company and its subsidiaries. The operations of the Company and the Bank may also be affected by changes in the policies of various regulatory authorities. The Company cannot accurately predict the nature or the extent of the effects that any such changes would have on its business and earnings.

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

The acquisition of 5% or more of the voting shares of any bank or bank holding company requires the prior approval of the Federal Reserve and is subject to applicable Federal law, including the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle Neal”), for interstate transactions, and possible state law limitations as well. The Federal Reserve evaluates acquisition applications based upon, among other things, antitrust, safety and soundness, and community service considerations.

The Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any “non banking” company unless the non-banking activities are found by the Federal Reserve to be “so closely related to banking . . . as to be a proper incident thereto.” Under current regulations of the Federal Reserve, a bank holding company and its nonbank subsidiaries are permitted, among other activities, to engage in such banking-related business ventures as consumer finance, equipment leasing, data processing, mortgage banking, financial and investment advice, and securities brokerage services. The Act does not place territorial restrictions on the activities of a bank holding company or its nonbank subsidiaries.

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

Interstate Banking

Bank holding companies are permitted in any state to acquire banks and bank holding companies and be acquired subject to the requirements of Riegle Neal, and in some cases, applicable state law.

Under Riegle Neal, adequately capitalized and managed bank holding companies may be permitted by the Federal Reserve to acquire control of a bank in any state. States, however, may prohibit acquisitions of banks that have not been in existence for at least five years. The Federal Reserve is prohibited from approving an application for acquisition if the applicant controls more than 10% of the total amount of deposits of insured depository institutions nationwide. In addition, interstate acquisitions may also be subject to statewide concentration limits.

The Federal Reserve would be prohibited from approving an application if, prior to consummation, the proposed acquirer controls any insured depository institution or branch in the home state of the target bank, and the applicant, following consummation of an acquisition, would control 30% or more of the total amount of deposits of insured depository institutions in that state. This legislation also provides that the provisions on concentration limits do not affect the authority of any state to limit or waive the percentage of the total amount of deposits in the state which would be held or controlled by any bank or bank holding company to the extent the application of this limitation does not discriminate against out-of-state institutions.

Interstate branching under Riegle Neal permits banks to merge across state lines, thereby creating a bank headquartered in one state with branches in other states. Approval of interstate bank mergers is subject to certain conditions, including: adequate capitalization, adequate management, Community Reinvestment Act compliance, deposit concentration limits (as set forth above), compliance with Federal and state antitrust laws, and compliance with applicable state consumer protection laws. An interstate merger transaction may involve the acquisition of a branch without the acquisition of the bank only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank in that state without acquiring the bank. Following the consummation of an interstate transaction, the resulting bank may establish additional branches at any location where any bank involved in the transaction could have established a branch under applicable Federal or state law, if such bank had not been a party to the merger transaction.

Riegle Neal became effective on June 1, 1997 and allowed each state, prior to the effective date, the opportunity to “opt out,” thereby prohibiting interstate branching within that state. Of the two states in which the Bank is located (Illinois and Iowa), neither has adopted legislation to “opt out” of the interstate merger provisions. Furthermore, pursuant to Riegle Neal, a bank is able to add new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching, or, if the state allows acquisition of branches, subject to applicable state requirements.

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

The Commissioner of Illinois has adopted predatory lending regulations. These regulations apply to “high cost” mortgages which are defined as mortgages which exceed a specified interest rate or are assessed points in excess of a specified minimum. Once any of these thresholds is reached, the regulations impose certain restrictions on the lender, including: obligating the lender to verify the borrower’s ability to repay the loan based on the borrower’s income and debt obligations; prohibiting deceptive refinancing known as loan flipping where a lender refinances existing loans; charging additional points and fees, without any financial benefit to the consumer; prohibiting the financing of a single premium credit insurance policy; prohibiting the financing of points and fees in excess of 6% of the total loan amount; limiting the size and interval of balloon payments; and limiting prepayment penalties that could be charged to consumers. These regulations also require the lender to make certain disclosures to borrowers who are seeking high cost mortgages. The regulations apply to all state licensed financial institutions making residential loans in Illinois. The regulations also require lenders to file with the Commissioner of Illinois semi-annual reports on mortgage loans, including information relating to defaults and foreclosures.

The Illinois legislature has also considered the adoption of legislation aimed at curbing what some legislators and consumer-oriented advocacy groups consider to be predatory lending practices by some mortgage brokers and other lenders active in the State of Illinois. “Predatory” lending consists of fraudulent and deceptive sales practices that occur when borrowers are pressured into taking out loans they do not need or cannot afford. Since neither the Company nor the Bank engages in such practices, it is unlikely that any legislation adopted in Illinois to combat this perceived problem would have an impact on the Company or the Bank, other than the creation of additional reporting requirements.

As an Illinois banking corporation controlled by a bank holding company, the Bank is subject to the rules regarding change of control in the Act and the Federal Deposit Insurance Act and the regulations promulgated thereunder and is also subject to the rules regarding change in control of Illinois banks contained in the IBA.

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

The GLB Act also prohibits a financial institution from disclosing non-public personal information about a consumer to nonaffiliated third parties, unless the institution satisfies various disclosure requirements and the consumer has not elected to opt out of the disclosure. Under the GLB Act, a financial institution must provide its customers with a notice of its privacy policies and practices. The Federal Reserve, the FDIC, and other financial regulatory agencies have issued regulations implementing notice requirements and restrictions on a financial institution’s ability to disclose non-public personal information about consumers to nonaffiliated third parties.

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

Under these regulations, a mechanism has been established for law enforcement officials to communicate names of suspected terrorists and money launderers to financial institutions to enable financial institutions to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”). Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection of a statutory safe harbor if each financial institution notifies FinCEN of its intent to share information.

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

In July 2004, the Company and the Bank entered into an agreement with the Federal Reserve and the Illinois Office of Banks and Real Estate to enhance its compliance with all applicable Federal and state laws, rules, and regulations relating to anti-money laundering policies and procedures. To fully address all cited deficiencies, the Bank authored a written compliance plan and completed a compliance review of certain customer transactions since the date of the last prior satisfactory regulatory review. The Bank has conducted a comprehensive review of policy, procedure, systems, and manpower addressing these important areas and expects that it will be deemed in compliance with this agreement. The Company believes that this agreement will have no negative effect on its financial condition, liquidity, capital resources, or operations.

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

Dividends

The Company’s primary source of liquidity is dividend payments from the Bank. In addition to capital guidelines, the Bank is limited in the amount of dividends it can pay to the Company under the IBA. Under this law, the Bank is permitted to declare and pay dividends in amounts up to the amount of its accumulated net profits, provided that it retains in its surplus at least one-tenth of its net profits since the date of the declaration of its most recent dividend until those additions to surplus, in the aggregate, equal the paid-in capital of the Bank. The Bank may not, while it continues its banking business, pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts). As of December 31, 2004, the Bank could distribute dividends of approximately $19.7 million without approval from the Commissioner of Illinois. In addition, the Bank is limited in the amount of dividends it can pay under the Federal Reserve Act and Regulation H. For example, dividends cannot be paid that would constitute a withdrawal of capital, dividends cannot be declared or paid if they exceed a bank’s undivided profits, and a bank may not declare or pay a dividend greater than current year net income plus retained net income of the prior two years without Federal Reserve approval.

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

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums on deposits based upon their level of capital and supervisory evaluation. For 2005, the Bank will pay premium assessments on both its BIF and SAIF insured deposits in order to service the interest on the Financing Corporation (“FICO”) bond obligations which were used to finance the cost of “thrift bailouts” in the 1980’s. The FICO assessment rates for the first semi-annual period of 2005 were set at $.0144 per $100 of insured deposits each for BIF and SAIF assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment basis for the BIF and SAIF.

Where You Can Find More Information About First Midwest

The Company makes available, free of charge, on its website, http://www.firstmidwest.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

ITEM 2. PROPERTIES

The executive offices of the Company, the Bank and certain subsidiary operational facilities are located in a five-story office building in Itasca, Illinois. The Company and the Bank currently occupy approximately 36,179 square feet on the fourth floor of that building, which is leased through an unaffiliated third party.

As of December 31, 2004, the Bank operated through 67 bank branches and operational facilities. Of these, 12 are leased and the remaining 55 are owned and not subject to any material liens. The banking offices are located in various communities primarily throughout Northern Illinois, principally the Chicago metropolitan suburban area. At certain Bank locations, excess space is leased to third parties. The Bank also owns 91 automated teller machines (ATMs), some of which are housed at a banking location and some of which are independently located. In addition, the Company owns other real property that, when considered in the aggregate, is not material to the Company’s financial position.

The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information with respect to premises and equipment is presented in Note 7 of “Notes to Consolidated Financial Statements” commencing on page 59 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

There are certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at December 31, 2004. The Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on The Nasdaq Stock Market under the symbol “FMBI.” As of December 31, 2004, there were 2,678 stockholders of record. The following table sets forth the closing common stock price, dividends per share, and book value per share during each quarter of 2004 and 2003.

	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$38.30	$35.62	$36.03	$34.29	$32.80	$31.45	$29.87	$28.12
Low	$33.70	$32.25	$32.33	$31.13	$29.61	$28.53	$25.55	$24.89
Quarter-end	$36.29	$34.56	$35.21	$34.22	$32.43	$29.71	$28.81	$25.81
Cash dividends per share	$0.24	$0.22	$0.22	$0.22	$0.22	$0.19	$0.19	$0.19
Dividend yield at quarter-end (1)	2.65%	2.55%	2.50%	2.57%	2.71%	2.56%	2.64%	2.94%
Book value per share at quarter-end	$11.55	$11.56	$10.87	$11.26	$11.22	$10.94	$10.92	$10.58

(1)	Ratios are presented on an annualized basis.

A discussion regarding the regulatory restrictions applicable to the Bank’s ability to pay dividends to the Company is included in the “Dividends” section under Item 1 located on page 8 of this Form 10-K. A discussion of the Company’s history and philosophy regarding the payment of dividends is included in the “Management of Capital” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” commencing on page 35 of this Form 10-K.

Equity Compensation Plans

The following table sets forth information, as of December 31, 2004, relating to equity compensation plans of the Company pursuant to which options, restricted stock, restricted stock units, or other rights to acquire shares may be granted from time to time.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise prices of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,052,462	$26.82	2,174,504
Equity compensation plans not approved by security holders (2)	4,373	15.88	—

Total	2,056,835	$26.80	2,174,504

(1)	Includes all outstanding options and awards under the Omnibus Stock and Incentive Plan and the Non-Employee Directors’ 1997 Stock Option Plan (the “Plans”). Additional information and details about the Plans are also disclosed in Notes 1 and 17 of “Notes to Consolidated Financial Statements” commencing on pages 47 and 69, respectively, of this Form 10-K.

(2)	Represents shares underlying deferred stock units credited under the Company’s Nonqualified Retirement Plan, payable on a one-for-one basis in shares of the Company’s common stock.

The Nonqualified Retirement Plan is a defined contribution deferred compensation plan under which participants are credited with deferred compensation equal to contributions and benefits that would have accrued to the participant under the Company’s tax-qualified plans, but for limitations under the Internal Revenue Code, and to amounts of salary and annual bonus that the participant has elected to defer. Participant accounts are deemed to be invested in separate investment accounts under the plan, which mirror the investment accounts available under the Company’s tax-qualified savings and profit sharing plan, including an investment account deemed invested in shares of Company common stock. The accounts are adjusted to reflect the investment return related to such deemed investments. Except for the 4,373 shares set forth in the table above, all amounts credited under the Plan are paid in cash.

Issuer Purchases of Equity Securities

The following table summarizes shares repurchased by the Company during the quarter ended December 31, 2004.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(Number of shares in thousands)
October 1 - October 31, 2004	64	$34.55	60	1,052
November 1 - November 30, 2004	273	36.64	148	904
December 1 - December 31, 2004	290	36.56	243	661

Total	627	$36.39	451

(1)	Includes 176,569 shares acquired pursuant to the Company’s stock option plans. Under the terms of these plans, the Company accepts shares of common stock from employees if they decide to transfer to the Company previously owned shares as payment for the exercise price of the stock options. All other shares purchased by the Company were executed in the open market.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for each of the five years ended December 31, 2004 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the factors affecting the Company’s financial condition and operating results is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commencing on page 12 of this Form 10-K.

	Years ended December 31,
	2004	2003	2002	2001	2000
Operating Results (Amounts in thousands)
Interest income	$315,342	$291,067	$329,664	$385,218	$421,517
Interest expense	86,478	81,313	110,910	180,838	231,906
Net interest income	228,864	209,754	218,754	204,380	189,611
Provision for loan losses	12,923	10,805	15,410	19,084	9,094
Noninterest income	73,812	77,207	66,531	68,076	61,960
Security gains, net	8,222	2,988	460	790	1,238
(Losses) on early extinguishment of debt	(2,653)	(6,025)	—	—	—
Noninterest expense	163,338	149,452	148,052	145,356	144,416
Income tax expense	32,848	30,889	32,133	26,668	23,759
Net income	$99,136	$92,778	$90,150	$82,138	$75,540
Weighted-average shares outstanding	46,469	46,671	48,074	50,057	51,314
Weighted-average diluted shares outstanding	46,860	46,982	48,415	50,401	51,604

Per Share Data
Basic earnings per share	$2.13	$1.99	$1.88	$1.64	$1.47
Diluted earnings per share	2.12	1.97	1.86	1.63	1.46
Cash dividends declared	0.900	0.790	0.700	0.650	0.592
Book value at period end	11.55	11.22	10.42	9.18	8.75
Market value at period end	36.29	32.43	26.71	29.19	23.00

Performance Ratios
Return on average equity	18.68%	18.28%	18.82%	17.89%	19.17%
Return on average assets	1.45%	1.50%	1.53%	1.43%	1.30%
Net interest margin – tax equivalent	3.91%	3.99%	4.28%	4.10%	3.76%
Dividend payout ratio	42.45%	40.10%	37.63%	39.88%	40.55%
Average equity to average asset ratio	7.74%	8.19%	8.12%	7.99%	6.79%

	As of December 31,
Consolidated Statements of Condition Highlights (Dollar amounts in thousands)	2004	2003	2002	2001	2000
Total assets	$6,863,381	$6,906,658	$5,980,533	$5,667,919	$5,906,484
Loans	4,135,278	4,059,782	3,406,846	3,372,306	3,233,196
Deposits	4,905,378	4,815,108	4,172,954	4,193,921	4,252,205
Subordinated debt – trust preferred securities	129,294	128,716	—	—	—
Long-term portion of Federal Home Loan Bank advances	36,743	474,111	425,000	150,000	30,000
Stockholders’ equity	532,038	522,540	491,953	447,267	446,723

Financial Ratios
Reserve for loan losses as a percent of loans	1.37%	1.39%	1.41%	1.42%	1.39%
Tier 1 capital to risk-weighted assets	10.45%	10.29%	9.93%	9.96%	10.51%
Total capital to risk-weighted assets	11.52%	11.41%	11.03%	11.08%	11.61%
Tier 1 leverage to average assets	8.16%	8.49%	7.32%	7.43%	7.36%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting the Company’s Consolidated Statements of Income for the years 2002 through 2004 and Consolidated Statements of Condition as of December 31, 2003 and 2004. The discussion is designed to provide stockholders with a comprehensive review of the operating results and financial condition and should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

A condensed review of operations for the fourth quarter of 2004 is included herein, commencing on page 37 of this Form 10-K. The review provides an analysis of the quarterly earnings performance for the fourth quarter of 2004 as compared to the same period in 2003.

Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

FORWARD-LOOKING STATEMENTS

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: The Company and its representatives may, from time to time, make written or oral statements that are “forward-looking” and provide information other than historical information, including statements contained in the Form 10-K, the Company’s other filings with the Securities and Exchange Commission (“SEC”) or in communications to its stockholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below.

In some cases, the Company has identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expects,” “should,” “could,” “seeks,” “may,” “will continue to,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends,” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. These forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions, and the outlook for the Company based on currently available information. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:

•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of the reserve for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Bank’s loan portfolio;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services;

•	The failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	Volatility of rate sensitive deposits;

•	Operational risks, including data processing system failures or fraud;

•	Asset/liability matching risks and liquidity risks;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing, and the Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	The impact from liabilities arising from legal or administrative proceedings, enforcement of bank regulations, and enactment or application of securities regulations on the financial condition of the Company;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in Federal and state tax laws, including changes in tax laws affecting tax rates, income not subject to tax under current law, income sourcing, and consolidation/combination rules;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the businesses conducted by the Company;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technical factors affecting the Company’s operations, products, services, and prices.

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

The Company must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carry back to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Although the Company has determined a valuation allowance is not required for any deferred tax assets, there is no guarantee that these assets are recognizable. For additional discussion of income taxes, see Notes 1 and 15 of “Notes to Consolidated Financial Statements” commencing on pages 47 and 65, respectively, of this Form 10-K.

PERFORMANCE OVERVIEW

General Overview

The Company, through its banking network, provides the full range of both business and retail banking and trust and investment management services through 67 banking offices, primarily in suburban metropolitan Chicago. The Company believes that its continued profitable growth is the result of its consistent focus on relationship management and fulfilling customer needs, a strong culture of credit and operational control, and the quality and depth of the market it serves. The primary source of the Company’s revenue is net interest income from loans and deposits and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

The Company had another year of record performance in 2004. The Company’s net income for 2004 increased 7.6% on a per diluted share basis to a record $99.1 million, or $2.12 per diluted share, from net income of $92.8 million, or $1.97 per diluted share, in 2003.

In 2004, the Company’s return on average assets was 1.45% as compared to 1.50% in 2003 and its return on average equity was 18.7% as compared to 18.3% in 2003. In comparison to 2003, the Company’s net income benefited from $612.8 million higher earning-asset levels, which generated higher tax-equivalent net interest income of $18.9 million, $5.2 million higher net realized security gains, $3.4 million lower losses resulting from extinguishment of debt, and improved fee revenue. Partially offsetting these benefits were $2.1 million in higher provisions for loan losses, $13.9 million in higher noninterest expense, lower income generated from the disposition of assets, and a higher effective tax rate. The Company’s overall profitability continues to benefit from strong earnings, solid credit quality, cost control, and efficient use of capital.

The Company’s total loans of $4.1 billion at December 31, 2004 increased 1.9% from December 31, 2003. During the fourth quarter 2004, the Company converted $74.2 million of its 1-4 family residential mortgages into an investment security. Also in fourth quarter 2004, the Company exited its marginally profitable indirect consumer lending business, resulting in a $60.7 million decline in outstanding loans from year-end 2003 to 2004. Excluding both 1-4 family residential loans and indirect consumer loans, the Company’s total loans increased 6.0% as commercial, agricultural, commercial real estate, and home equity consumer loan categories all grew. Commercial loan growth trends remain favorable, and commercial loans outstanding as of December 31, 2004 increased by 8.9% compared to December 31, 2003. Consumer home equity loans increased 10.9% from December 31, 2003, reflecting continued sales success.

Total deposits as of December 31, 2004 totaled $4.9 billion, up 1.9% from December 31, 2003. Demand and time deposit balances outstanding as of December 31, 2004 increased 7.4% and 3.5%, respectively, in comparison to 2003, largely due to targeted sales efforts and consumer preferences.

The Company’s credit quality improved during 2004. Nonperforming assets totaled $22.9 million as of December 31, 2004, down 20.6% from $28.9 million as of December 31, 2003. As of December 31, 2004, the ratio of nonperforming assets plus 90 days past due loans to total loans plus foreclosed real estate was 0.62%, improving 21.5% from 0.79% as of December 31, 2003.

During 2004, the Company completed the successful integration of CoVest Bancshares, Inc., a bank holding company in northwestern suburban Cook County that the Company acquired on December 31, 2003 (“the CoVest Acquisition”). As a result, the Company’s average assets increased in 2004 by $645.6 million over 2003, while requiring only a minimal increase in back-office support.

Business Outlook

The Company feels that it is well positioned for continued performance improvement because it operates in strong markets with favorable business fundamentals. As a result of improving economic conditions, the Company expects continued expansion in the markets it serves, which should generate a greater demand for the Company’s products and services. The competition for bank products and services continues to intensify in the Chicago metropolitan area as banks headquartered both within and outside of Chicago have announced aggressive expansion plans. The Company continues to believe it can compete successfully because of the high quality of its products and services, its unique relationship-based approach to banking, and its knowledge of and connections to its communities.

Overall 2005 performance is expected to benefit from increased net interest income due to higher interest-earning asset levels, deposit acquisition, and fee growth. Interest-earning asset improvement should result from improved loan demand due to favorable trends in corporate and home equity lending. These benefits are likely to be offset by the expectation of a higher loan loss provision due to anticipated loan growth, increased noninterest expense, and an increased effective tax rate.

The Company’s optimism for 2005 is tempered by its expectation for higher interest rates and the inherent uncertainties that arise as the economy transitions from a period of 40-year lows in interest rates. Overall, the Company expects net interest margin performance to benefit more from rising than falling or stable interest rates and expects assets to reprice more quickly than liabilities. Although net interest margin in 2005 may benefit from rising rates, it is likely to stabilize or contract if short-term interest rates increase at the same or a faster pace than intermediate and long-term rates. The Company’s 2005 earnings could be negatively impacted, however, if interest rates remain stable or unexpectedly decrease. Further, if the relationship between short and long-term rates narrows, the expected benefit from rising short-term interest rates could be offset to some degree.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income represents the difference between interest income and fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Changes in net interest income generally occur due to fluctuations in the volume of earning assets and paying liabilities and the rates earned and paid, on these assets and liabilities. Net interest margin represents net interest income as a percentage of total interest-earning assets. For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other earning assets are presented in Notes 1, 6, and 12 of “Notes to Consolidated Financial Statements” commencing on pages 47, 57, and 62, respectively, of this Form 10-K.

Table 1

Effect of Tax Equivalent Adjustment

(Dollar amounts in thousands)

				% Change
	2004	2003	2002	2004-2003	2003-2002
Net interest income	$228,864	$209,754	$218,754	9.1	(4.1)
Tax equivalent adjustment	17,440	17,642	14,014	(1.1)	25.9

Tax equivalent net interest income	$246,304	$227,396	$232,768	8.3	(2.3)

Tax equivalent net interest income in 2004 increased 8.3% in comparison to 2003 primarily due to growth in interest-earning assets acquired in the CoVest Acquisition, which was partially offset by lower net interest margins. Tax equivalent net interest income in 2003 decreased in comparison to 2002 primarily due to a decline in net interest margin, which was partially offset by the benefits of higher earning asset levels. Margin contraction in 2004 resulted primarily from the repricing of earning assets in the low interest rate environment and the acceleration of cash flows due to refinance related prepayments on mortgage-backed securities.

Table 2 summarizes the Company’s average interest-earning assets and funding sources over the last three years, as well as interest income and interest expense related to each category of assets and funding sources and the yield earned and rates paid on each. The table also shows the trend in net interest margin on a quarterly basis for 2004 and 2003, including the tax equivalent yields on earning assets and rates paid on interest-bearing liabilities. Table 3 analyzes the changes in interest income, interest expense, and net interest income that result from changes in the volumes of earning assets and funding sources, as well as fluctuations in interest rates.

Table 2

Net Interest Income and Margin Analysis

(Dollar amounts in thousands)

	2004			2003			2002
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets:
Interest-bearing deposits with banks	$6,090	$96	1.58	$3,925	$36	0.92	$5,474	$106	1.94
Federal funds sold and securities purchased under agreements to resell	18,413	237	1.29	9,515	114	1.20	3,587	69	1.92
Mortgages held for sale	5,841	300	5.14	16,932	932	5.50	10,404	642	6.17
Securities:
Available for sale - taxable	1,412,866	57,163	4.05	1,466,925	56,077	3.82	1,493,194	78,301	5.24
Available for sale - nontaxable(1)	658,998	45,795	6.95	656,624	46,307	7.05	476,946	35,786	7.50
Held to maturity - taxable	11,826	439	3.71	13,378	831	6.21	13,759	952	6.92
Held to maturity - nontaxable(1)	50,079	3,280	6.55	61,157	4,010	6.56	54,900	4,003	7.29

Total securities	2,133,769	106,677	5.00	2,198,084	107,225	4.88	2,038,799	119,042	5.84
Loans (1)(2):
Commercial and industrial	1,108,816	57,254	5.16	962,957	51,724	5.37	881,848	53,597	6.08
Agricultural	100,232	4,494	4.48	85,869	4,036	4.70	86,049	4,667	5.42
Real estate - commercial	1,446,441	82,017	5.67	1,022,405	62,307	6.09	994,627	68,783	6.92
Real estate - construction	438,158	22,368	5.11	378,730	19,061	5.03	319,955	17,508	5.47
Consumer	894,362	50,097	5.60	890,872	55,547	6.24	933,084	67,403	7.22
Real estate - 1-4 family	155,058	9,242	5.96	125,044	7,727	6.18	166,945	11,861	7.10

Total loans	4,143,067	225,472	5.44	3,465,877	200,402	5.78	3,382,508	223,819	6.62

Total interest-earning assets(1)(2)	6,307,180	332,782	5.28	5,694,333	308,709	5.42	5,440,772	343,678	6.32

Cash and due from banks	176,216			176,235			165,847
Reserve for loan losses	(57,243)			(49,182)			(48,312)
Other assets	434,092			378,277			343,591

Total assets	$6,860,245			$6,199,663			$5,901,898

Liabilities and Stockholders’ Equity:
Savings deposits	$646,214	4,305	0.67	$498,798	2,489	0.50	$454,588	4,191	0.92
NOW accounts	921,635	7,549	0.82	813,993	7,089	0.87	723,634	10,291	1.42
Money market deposits	732,456	9,083	1.24	616,868	7,850	1.27	552,440	10,993	1.99
Time deposits	1,696,358	36,495	2.15	1,599,761	38,844	2.43	1,739,017	56,141	3.23
Borrowed funds	1,253,419	20,980	1.67	1,276,616	23,962	1.88	1,150,028	29,294	2.55
Subordinated debt - trust preferred securities	128,454	8,066	6.28	15,515	1,079	6.95	—	—	—

Total interest-bearing liabilities	5,378,536	86,478	1.61	4,821,551	81,313	1.69	4,619,707	110,910	2.40

Demand deposits	894,093			806,777			744,295
Other liabilities	56,895			63,755			58,791
Stockholders’ equity	530,721			507,580			479,105

Total liabilities and stockholders’ equity	$6,860,245			$6,199,663			$5,901,898

Net interest income/margin(1)		$246,304	3.91		$227,396	3.99		$232,768	4.28

Quarterly Net Interest Margin Trend

	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets	5.42%	5.30%	5.10%	5.29%	5.31%	5.23%	5.47%	5.69%
Rates paid on interest-bearing liabilities	1.76%	1.64%	1.50%	1.54%	1.54%	1.56%	1.73%	1.92%
Net interest margin(1)	3.94%	3.90%	3.81%	3.97%	4.01%	3.90%	4.01%	4.06%

(1)	Interest income and yields are presented on a tax equivalent basis, assuming a Federal tax rate of 35%.

(2)	Loans on a nonaccrual basis for the recognition of interest income totaled $19.2 million, $23.1 million and $12.5 million, as of December 31, 2004, 2003, and 2002, respectively, and are included in loans, for purposes of this analysis.

Table 3

Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)

(Dollar amounts in thousands)

	2004 as compared to 2003			2003 compared to 2002
	Volume	Rate	Total	Volume	Rate	Total
Interest-bearing deposits with banks	$26	$34	$60	$(24)	$(46)	$(70)
Securities:
Federal funds sold and securities purchased under agreements to resell	114	9	123	58	(13)	45
Mortgages held for sale	(574)	(58)	(632)	350	(60)	290
Available for sale - taxable	(1,861)	2,947	1,086	(1,353)	(20,871)	(22,224)
Available for sale - nontaxable(2)	168	(680)	(512)	12,517	(1,996)	10,521
Held to maturity - taxable	(88)	(304)	(392)	(26)	(95)	(121)
Held to maturity - nontaxable(2)	(726)	(4)	(730)	60	(53)	7

Total securities	(2,507)	1,959	(548)	11,198	(23,015)	(11,817)
Loans(2)
Commercial and industrial	7,427	(1,897)	5,530	7,103	(8,976)	(1,873)
Agricultural	632	(174)	458	(10)	(621)	(631)
Real estate - commercial	23,682	(3,972)	19,710	1,991	(8,467)	(6,476)
Real estate - construction	3,030	277	3,307	2,758	(1,205)	1,553
Consumer	219	(5,669)	(5,450)	(2,945)	(8,911)	(11,856)
Real estate - 1-4 family	1,778	(263)	1,515	(2,722)	(1,412)	(4,134)

Total loans	36,768	(11,698)	25,070	6,175	(29,592)	(23,417)

Total interest income(2)	33,827	(9,754)	24,073	17,757	(52,726)	(34,969)

Savings deposits	851	965	1,816	458	(2,160)	(1,702)
NOW accounts	837	(377)	460	1,522	(4,724)	(3,202)
Money market deposits	1,427	(194)	1,233	1,503	(4,646)	(3,143)
Time deposits	2,646	(4,995)	(2,349)	(4,224)	(13,073)	(17,297)
Borrowed funds	(428)	(2,554)	(2,982)	3,836	(9,168)	(5,332)
Subordinated debt - trust preferred securities	7,082	(95)	6,987	1,079	—	1,079

Total interest expense	12,415	(7,250)	5,165	4,174	(33,771)	(29,597)

Net interest income(2)	$21,412	$(2,504)	$18,908	$13,583	$(18,995)	$(5,372)

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income is presented on a tax equivalent basis, assuming a Federal tax rate of 35%.

Tax equivalent interest income was $332.8 million in 2004 as compared to $308.7 million in 2003 and $343.7 million in 2002. The Company’s improved interest income in 2004 primarily resulted from higher average loans outstanding due to the CoVest Acquisition and improved sales activity. The decrease in the Company’s tax equivalent interest income in 2003 from 2002 resulted primarily from lower yields on interest-earning assets as loans repriced more quickly than interest-bearing liabilities in 2003’s low interest rate environment.

Average interest-earning assets for 2004 increased $612.8 million, or 10.8%, to $6.3 billion as compared to $5.7 billion in 2003, largely as a result of assets acquired in the CoVest Acquisition. The growth in volume increased 2004’s interest income by $33.8 million. This increase was partially offset by a reduction in rates received that reduced interest income by $9.8 million. In 2003, average interest-earning assets increased by $253.6 million, or 4.7%, as compared to 2002, primarily due to growth in the Company’s loan and security portfolios.

Interest expense increased by $5.2 million to $86.5 million in 2004 as compared to $81.3 million in 2003, following a $29.6 million decrease from $110.9 million in 2002. Average interest-bearing liabilities for 2004 increased by $557.0 million, or 11.6%, to $5.4 billion, due in large part to the CoVest Acquisition, including the $125 million issuance of trust preferred securities to fund the acquisition. In 2003, average interest-bearing liabilities increased by $201.8 million, or 4.4%, due to an increase in borrowed funds. Interest-bearing liabilities repricing in the lower interest rate environment caused the rate paid on average interest-bearing deposits to fall by 8 basis points to 1.61% in 2004 and 71 basis points to 1.69% in 2003. As discussed in the subsequent section entitled “Funding and Liquidity Management” commencing on page 32 of this Form 10-K, the repositioning of deposit balances was influenced by pricing and promotional strategies as well as customer liquidity preferences given the prevailing interest rate and economic climate.

The Company’s tax equivalent net interest margin was 3.91% in 2004 as compared to 3.99% in 2003 and 4.28% in 2002. Net interest margin in 2004 decreased as interest-earning assets repriced more quickly than interest-bearing liabilities during the continued low interest rate environment. The average yield earned on interest-earning assets decreased by 14 basis points in 2004, while the average rate paid on interest-bearing liabilities decreased by only 8 basis points. Net interest margin for the fourth quarter of 2004 was 3.94%, an improvement from third quarter 2004’s 3.90% and second quarter 2004’s 3.81%. This linked-quarter margin improvement reflects the benefit of rising short-term interest rates, which increased 125 basis points since June 30, 2004. In addition, linked-quarter performance benefited from higher security yields as mortgage-related prepayment speeds slowed. Net interest margin declined during the first half of 2004 as a greater volume of interest-earning assets began to reprice during that period of continued low interest rates. In part, the speed of this decline was accelerated as a result of the impact of refinance related prepayments on mortgage-backed securities and certain measures taken by management to better insulate net interest income and margin from the potential of future rising interest rates. The section entitled “Qualitative and Quantitative Disclosures About Market Risk,” commencing on page 38, describes the measures taken during the year and discusses the techniques used to manage the volatility and other factors that affect net interest margin and net interest income.

Noninterest Income

Noninterest income increased $5.2 million to $79.4 million in 2004 from $74.2 million in 2003, largely the result of higher realized security gains and lower debt extinguishment losses. These increases were offset by the absence in 2004 of gains realized from the Company’s 2003 divesture of its two branches in Streator, Illinois. Excluding these transactions, the Company’s noninterest income improved slightly to $73.8 million in 2004 from $72.6 million in 2003.

As compared to 2003, increases in service charges on deposit accounts, card-based fees, and trust and investment management fees were offset by a decline in other service charges, commissions, and fees, and other income. In 2004, service charges on deposit accounts increased $913,000, primarily benefiting from higher fees received on items drawn on customer accounts with insufficient funds. Card-based revenues improved $916,000 in 2004, reflecting the continuing acceptance of debit card payment as an alternative to cash or check. Compared to 2003, trust and investment management fees improved $1.1 million, or 10%, in 2004, as an 8.1% year over year increase in assets under management combined with strong sales growth and improving equity markets to generate greater fee revenue. The $1.0 million decline in other service charges, commissions, and fees reflects the impact of lower mortgage-related commissions, as refinancing activity slowed in 2004.

Excluding security gains, losses on the early extinguishment of debt, and gains realized from branch divestitures, noninterest income increased by 9.1% in 2003 from 2002. All major categories of noninterest income increased in 2003, except for corporate owned life insurance income. Service charges on deposit accounts increased by $2.6 million in 2003 as compared to 2002, primarily due to higher revenue resulting from an increase in items drawn on customer accounts with insufficient funds. In 2003, other service charges, commissions, and fees increased by $1.8 million in comparison to 2002, primarily due to higher mortgage loan origination commissions resulting from a comparatively higher volume of originations in 2003’s favorable interest rate environment. In addition, the increase in 2003 also reflects higher commissions received from the sale of annuity, insurance, and investment products, reflecting the benefit of improved equity markets and targeted sales forces.

For a discussion on net security gains, refer to the section titled “Investment Portfolio Management” commencing on page 22 of this Form 10-K. For a discussion on losses on early extinguishment of debt, refer to the section titled “Funding and Liquidity Management” commencing on page 32 of this Form 10-K. In 2003, the Company recognized a $4.6 million gain on the divestiture of two branches in rural, Streator, Illinois. The transactions together increased noninterest income in 2004 and 2003 by $5.6 million and $1.6 million, respectively.

Table 4

Noninterest Income Analysis

(Dollar amounts in thousands)

				% Change
	2004	2003	2002	2004-2003	2003-2002
Service charges on deposit accounts	$28,837	$27,924	$25,362	3.3	10.1
Trust and investment management fees	11,888	10,810	10,309	10.0	4.9
Other service charges, commissions, and fees	15,147	16,187	14,349	(6.4)	12.8
Card-based fees(1)	9,252	8,336	7,895	11.0	5.6
Corporate owned life insurance (“COLI”)(2)	4,939	5,059	6,728	(2.4)	(24.8)
Other income	3,749	4,256	1,888	(11.9)	125.4

Subtotal	73,812	72,572	66,531	1.7	9.1

Security gains, net	8,222	2,988	460	N/M	N/M
Net (losses) on early extinguishment of debt	(2,653)	(6,025)	—	N/M	N/M
Net gain from branch divestiture	—	4,635	—	N/M	N/M

Total noninterest income	$79,381	$74,170	$66,991	7.0	10.7

N/M – Not meaningful.

(1)	Card-based fees consist of debit and credit card interchange fees charged for processing signature-based transactions as well as various fees charged on both customer and non-customer automated teller machine (“ATM”) and point-of-sale transactions processed through the ATM and point of sale networks.

(2)	COLI income represents the increase in cash surrender value (“CSV”) of the policies, net of any premiums paid. The increase in CSV is attributable to earnings credited to the policies, based upon investments made by the insurer. The tax equivalent yield on the COLI was 5.2%, 6.1% and 6.8% at December 31, 2004, 2003 and 2003, respectively. For a further discussion on the Company’s investment in COLI, see Note 1 of “Notes to Consolidated Financial Statements” commencing on page 47 of this Form 10-K.

Noninterest Expense

Total noninterest expense for 2004 rose $13.9 million to $163.3 million, an increase of 9.3% from 2003. This increase reflects additional expenses associated with operating the CoVest franchise, including increases of $2.9 million in direct salaries, $1.1 million in net occupancy expense, and $2.1 million in core deposit intangible amortization. The increase in salaries and wages also reflects general merit increases as well as $981,000 higher expenses for incentive-related compensation programs, which are based on Company performance. Retirement and other employee benefits increased as the number of full-time equivalent employees grew due to the CoVest acquisition. In addition, pension costs rose by $1.3 million, driven by a decrease in the actuarial assumption for the expected return on plan assets, and employee health care costs increased $1.7 million due to higher claims. Professional service fees rose as a result of higher fees for professional and audit-related services, primarily related to compliance with new SEC requirements regarding internal controls. Advertising and promotion costs also increased in 2004 from 2003 due to an increase in newspaper and print advertising, and merchant card expense increased due to higher volumes. These increases in expenses were partially offset by a decrease in technology and related costs in 2004, principally due to more favorable contract terms negotiated with the Company’s external data service provider.

Noninterest expense totaled $149.5 million in 2003 as compared to $148.1 million in 2002 as increases in compensation expense and advertising and promotions were offset by declines in technology and related costs, amortization expense, and other expenses. The year over year increase in salaries and wages in 2003 from 2002 resulted from a combination of annual merit increases and higher commissions paid for increased mortgage origination volumes. In 2003, the decline in technology and related costs as compared to 2002 reflected the cost savings achieved from bringing “in-house” the backroom operation of the items processing function.

Table 5

Noninterest Expense Analysis

(Dollar amounts in thousands)

				% Change
	2004	2003	2002	2004-2003	2003-2002
Compensation expense:
Salaries and wages	$68,907	$64,736	$61,834	6.4	4.7
Retirement and other employee benefits	23,264	19,548	18,792	19.0	4.0

Total compensation expense	92,171	84,284	80,626	9.4	4.5

Net occupancy expense	16,015	14,508	14,298	10.4	1.5
Equipment expense	8,847	7,979	7,769	10.9	2.7
Technology and related costs	6,681	8,913	9,796	(25.0)	(9.0)
Professional services	7,998	6,623	6,627	20.8	(0.1)
Advertising and promotions	5,043	4,563	4,195	10.5	8.8
Merchant card expense	4,012	3,595	3,540	11.6	1.6
Amortization expense	2,131	38	1,313	N/M	(97.1)
Other expenses	20,440	18,949	19,888	7.9	(4.7)

Total noninterest expense	$163,338	$149,452	$148,052	9.3	0.9

Average full-time equivalent (FTE) employees.	1,641	1,540	1,525

Efficiency ratio	50.1%	48.3%	48.2%

N/M – Not meaningful.

Income Taxes

The Company’s provision for income taxes includes both Federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 2002 through 2004 are detailed in Table 6.

Table 6

Income Tax Expense Analysis

(Dollar amounts in thousands)

	2004	2003	2002
Income before income tax expense	$131,984	$123,667	$122,283
Income tax expense	$32,848	$30,889	$32,133
Effective income tax rate	24.9%	25.0%	26.3%

The Company’s accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in Notes 1 and 15 of “Notes to Consolidated Financial Statements” commencing on pages 47 and 66, respectively, of this Form 10-K. In accordance with such policies, the Company records income tax expense (benefits) in accordance with SFAS No. 109, “Accounting for Income Taxes”. Pursuant to SFAS No. 109, the Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Net deferred tax assets totaling $2.6 million at December 31, 2004 are recorded in other assets in the accompanying Consolidated Statements of Condition.

Under SFAS No. 109, a valuation allowance must be established for any deferred tax asset for which recovery or settlement is unlikely. In assessing whether a valuation allowance is required, the Company considers the ability to realize the asset through carry back to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Based on this assessment, the Company has determined that a valuation allowance is not required for any of the deferred tax assets it has recorded.

The 2004 effective income tax rate reflected in the table is comprised of a Federal effective tax rate of 25.1% in 2004, 24.9% in 2003, and 25.9% in 2002 and a state effective tax rate of (0.2%) in 2004, 0.1% in 2003, and 0.4% in 2002.

The Federal effective tax rate, and change in that rate, is primarily attributable to the amounts of tax-exempt income derived from investment securities and COLI. The state effective tax rate, and changes in that rate, is dependent on Illinois and Iowa income tax rules relating to consolidated/combined reporting, sourcing of income and expense, and the amount of tax-exempt income derived from loans, investment securities, and COLI.

For further details regarding the Company’s effective tax rate, refer to Note 15 in “Notes to Consolidated Financial Statements” commencing on page 65 of this Form 10-K.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO MANAGEMENT

The investment portfolio is managed to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in interest rates. The following provides a valuation summary of the Company’s investment portfolio as of December 31.

Table 7

Investment Portfolio Valuation Summary

(Dollar amounts in thousands)

	As of December 31, 2004			As of December 31, 2003			As of December 31, 2002
	Market Value	Amortized Cost	% of Total	Market Value	Amortized Cost	% of Total	Market Value	Amortized Cost	% of Total
Available for Sale
U.S. Agency securities	$142,022	$141,928	6.4	$219,404	$219,406	9.8	$201,757	$200,527	9.9
Collateralized mortgage obligations	892,766	898,565	40.3	902,221	901,998	40.2	867,080	854,251	42.2
Other mortgage-backed securities	396,717	393,353	17.7	261,462	255,586	11.4	282,660	272,546	13.5
State and Municipal securities	585,000	566,425	25.4	759,780	706,741	31.5	573,528	529,608	26.1
Other securities	162,933	163,057	7.3	86,783	91,848	4.1	96,742	99,241	4.9

Total available for sale	2,179,438	2,163,328	97.1	2,229,650	2,175,579	97.0	2,021,767	1,956,173	96.6

Held to Maturity
U.S. Treasury securities	1,021	$1,025	0.1	1,377	1,376	0.1	1,714	1,705	0.1
U.S. Agency securities	448	449	—	176	176	—	127	126	—
State and Municipal securities	63,149	63,102	2.8	65,961	65,894	2.9	68,146	68,001	3.3

Total held to maturity	64,618	64,576	2.9	67,514	67,446	3.0	69,987	69,832	3.4

Total securities	$2,244,056	$2,227,904	100.0	$2,297,164	$2,243,025	100.0	$2,091,754	$2,026,005	100.0

	As of December 31, 2004			As of December 31, 2003
	Effective Duration (1)	Average Life(2)	Yield to Maturity	Effective Duration (1)	Average Life(2)	Yield to Maturity
Available for Sale
U.S. Agency securities	0.56%	0.86	3.32%	0.29%	0.04	1.82%
Collateralized mortgage obligations	1.33%	2.02	3.82%	1.55%	2.11	3.97%
Other mortgage-backed securities	3.15%	4.27	5.11%	2.81%	3.84	5.77%
State and Municipal securities	5.15%	6.66	6.80%	5.70%	7.09	6.97%
Other securities	0.39%	3.70	4.62%	2.11%	1.16	4.98%

Total available for sale	2.54%	3.69	4.86%	2.94%	3.68	4.98%

Held to Maturity
U.S. Treasury securities	0.34%	0.34	1.47%	0.34%	0.34	1.29%
U.S. Agency securities	0.34%	0.34	1.23%	0.34%	0.34	1.36%
State and Municipal securities	0.81%	2.30	6.02%	1.42%	2.30	5.76%

Total held to maturity	0.80%	2.26	5.91%	1.39%	2.25	5.66%

Total securities	2.49%	3.65	4.89%	2.90%	3.64	5.00%

(1)	The effective duration on the portfolio represents the estimated percentage change in the market value of the securities portfolio given a 100 basis point change up or down in the level of interest rates. This measure is used as a gauge of the portfolio’s price volatility at a single point in time and is not intended to be a precise predictor of future market values, as such values will be influenced by a number of factors.

(2)	Average life is presented in years and represents the weighted-average time to receipt of all future cash flows, using as the weighting factor the dollar amount of principal pay downs.

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

At December 31, 2004, the available for sale securities portfolio totaled $2.18 billion as compared with $2.23 billion at December 31, 2003. The $50.2 million decrease in the portfolio from year-end 2003 is primarily as a result of a $38.0 million decrease in the unrealized gain on available for sale securities.

The size and composition of the securities portfolio is influenced by a number of factors, including expected loan growth, anticipated growth in collateralized public funds on account, and management’s decisions regarding the level of 1-4 family-related asset exposure held on the balance sheet. This exposure represents both direct loans to customers and mortgage-backed securities. In 2004, the Company held total 1-4 family residential loan exposure of $1.4 billion on its balance sheet, $1.3 billion of which was concentrated in the Company’s security portfolio. Approximately 59% of the portfolio as of December 31, 2004 was comprised of mortgage-backed securities as compared to 52% and 58%, respectively, at year-end 2003 and 2002. The concentration of this exposure in the securities portfolio offers the benefits of minimal credit risk, improved liquidity, better monitoring of prepayment characteristics, and greater balance sheet flexibility for the cost of accepting lower yields. As of December 31, 2004, the combination of the Company’s security portfolio and 1-4 family residential loan portfolio represented 34.0% of total assets, down from 35.7% at the end of 2003 and 37.3% at the end of 2002.

The unrealized gain on the securities available for sale portfolio (representing the difference between the aggregate cost and market value of the portfolio) totaled $16.1 million at December 31, 2004 as compared to $54.1 million at December 31, 2003. This balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate market value of the portfolio. The unrealized gain decreased due to a slightly higher level of interest rates at the end of 2004 as compared with 2003. The decline in net unrealized portfolio appreciation and the decrease in duration from December 31, 2003 to December 31, 2004 reflect the combined impact of the increase in interest rates and changes in portfolio composition. The level of unrealized gains affords the Company the flexibility to either extend portfolio duration and receive higher yields or shorten duration and realize security gains as market opportunities present themselves in 2005.

Net gains realized from the Company’s securities portfolio totaled $8.2 million in 2004. During 2004, the Company responded to changing market conditions and its continued expectation for higher interest rates, by selling $141.7 million in higher-yielding, longer-term municipal securities, which resulted in the recognition of security gains totaling $9.5 million. Security proceeds were reinvested in collateralized mortgage obligations with a comparatively lower duration. Realized gains during 2004 were partially offset by a $5.4 million other-than-temporary impairment recognized on a single, Federal National Mortgage Association preferred stock issuance during third quarter 2004.

Net gains on sales of securities increased in 2003 to $3.0 million from $0.5 million in 2002. The gains in 2003 occurred primarily as part of certain balance sheet restructuring initiatives, designed to better position the Company for the possibility of rising rates.

The repricing distribution and average yields, on a tax equivalent basis, of the securities portfolio at December 31, 2004 are presented in Table 8.

Table 8

Repricing Distribution and Portfolio Yields

(Dollar amounts in thousands)

	As of December 31, 2004
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available for Sale
U.S. Agency securities(1)	$85,041	3.63%	$56,887	2.88%	$—	—	$—	—
Collateralized mortgage obligations(2)	162,133	4.10%	620,436	3.92%	86,519	4.04%	$29,477	0.16%
Other mortgage-backed securities(2)	74,397	5.31%	169,390	5.13%	98,533	4.77%	51,033	5.10%
State and Municipal securities(3)	22,310	7.26%	235,127	7.18%	165,836	6.29%	143,152	6.51%
Other securities(4)	126,246	4.67%	26,809	4.19%	9,918	5.99%	84	—

Total available for sale	470,127	4.51%	1,108,649	4.75%	360,806	5.33%	223,746	5.35%

Held to Maturity
U.S. Treasury securities	1,025	1.47%	—	—	—	—	—	—
U.S. Agency securities	449	1.23%	—	—	—	—	—	—
State and municipal securities(3)	22,302	5.30%	25,229	7.24%	1,470	5.90%	14,101	4.8%

Total held to maturity	23,776	5.06%	25,229	7.24%	1,470	5.90%	14,101	4.80%

Total securities	$493,903	4.53%	$1,133,878	4.80%	$362,276	5.33%	$237,847	5.32%

(1)	Yields on U.S. Agency securities are reflected on a tax equivalent basis, assuming a state tax rate of 5.1%.

(2)	The repricing distributions and yields to maturity of mortgaged-backed securities are based upon estimated future cash flows and prepayments. Actual repricings and yields of the securities may differ from that reflected in the table depending upon actual interest rates and prepayment speeds.

(3)	Yields on state and municipal securities are reflected on a tax equivalent basis, assuming a Federal tax rate of 35%. The maturity date of state and municipal bonds is based on contractual maturity, unless the bond, based on current market prices, is deemed to have a high probability that the call will be exercised, in which case the call date is used as the maturity date.

(4)	Yields on other securities are reflected on a tax equivalent basis, assuming a Federal tax rate of 35%. The maturity of government agency stocks is based on management’s judgment of repricing characteristics or final maturity. The maturity date of other securities is based on contractual maturity or repricing characteristics.

LOAN PORTFOLIO AND CREDIT QUALITY

Loans are the Company’s principal source of revenue. The Company’s revenue from lending activities is primarily represented by interest income, but it also includes loan origination and commitment fees (net of related costs). The accounting policies underlying the recording of loans in the Consolidated Statements of Condition and the recognition and/or deferral of interest income and fees (net of costs) arising from lending activities are included in Notes 1 and 5 of “Notes to Consolidated Financial Statements” commencing on pages 47 and 56, respectively, of this Form 10-K.

Portfolio Management and Composition

The Company looks to balance its portfolio among the categories of commercial and industrial loans (including agricultural loans), real estate loans (both commercial and construction loans), and consumer loans (including real estate 1-4 family loans), according to internal policy and as dictated by market and economic conditions. By policy, the Company limits its exposure to real estate and commercial and construction lending to 50% of total loans, commercial and industrial lending to 38% of total loans and consumer lending to 35% of total loans.

The Company concentrates its lending activities in the geographic areas it serves. Consistent with the Company’s emphasis on relationship banking, most of these credits represent core, multi-relationship customers of the Company. The customers usually maintain deposit relationships and use other Company banking services, such as cash management.

The Company also reduces its credit risk by limiting its exposure to any one borrower. Although the Company’s legal lending limit approximates $146.3 million, the largest loan balance to one borrower at year-end 2004 was $22.3 million, and only 27 borrowers had aggregate loan balances outstanding in excess of $10 million. In terms of commitments to extend credit, the Company’s largest exposure to a single borrower is $30.0 million and to a group of related companies comprising a single relationship is $37.8 million. The Company had only 20 credits in the portfolio where total commitments to extend credit to a single borrower relationship exceeded $20 million.

Table 9

Loan Portfolio

(Dollar amounts in thousands)

	As of December 31,
	2004	% of Total	2003	% of Total	2002	% of Total	2001	% of Total	2000	% of Total
Commercial and industrial	$1,146,168	27.7	$1,052,117	25.9	$897,845	26.4	$827,281	24.5	$817,208	25.3
Agricultural	107,059	2.6	94,983	2.3	91,381	2.7	87,188	2.6	67,736	2.1
Real estate – commercial	1,493,855	36.1	1,393,420	34.3	1,019,989	29.9	998,857	29.6	900,781	27.9
Real estate – construction	427,248	10.4	453,429	11.2	344,509	10.1	314,993	9.4	272,647	8.4

Subtotal – corporate loans	3,174,330	76.8	2,993,949	73.7	2,353,724	69.1	2,228,319	66.1	2,058,372	63.7

Direct installment, net	71,986	1.7	88,147	2.2	96,807	2.8	110,365	3.3	107,692	3.3
Home equity	504,705	12.2	455,014	11.2	407,241	11.9	385,576	11.4	372,044	11.5
Indirect installment, net	291,745	7.1	352,427	8.7	410,772	12.1	451,305	13.4	444,453	13.8

Subtotal – consumer loans	868,436	21.0	895,588	22.1	914,820	26.8	947,246	28.1	924,189	28.6

Real estate – 1-4 family	92,512	2.2	170,245	4.2	138,302	4.1	196,741	5.8	250,635	7.7

Total	$4,135,278	100.0	$4,059,782	100.0	$3,406,846	100.0	$3,372,306	100.0	$3,233,196	100.0

Growth vs. prior year–end	1.9%		19.2%		1.0%		4.3%		9.1%

The Company’s total loans at December 31, 2004 increased 1.9% from December 31, 2003, as increases in corporate lending offset decreases in consumer loans and 1-4 family real estate lending. Corporate loan balances as of December 31, 2004 increased by 6.0% from year-end 2003, primarily due to continued increases in commercial, agricultural, and commercial real estate lending. The increase in commercial and commercial real estate loans reflects the impact of continuing sales efforts and customers drawing upon existing lines of credit, while real estate construction loans declined by 5.8% as certain loans matured.

Total loans at December 31, 2003 were 19.2% higher than at December 31, 2002, primarily due to loans acquired as part of the CoVest Acquisition. Excluding the $530.8 million in loans the Company acquired from CoVest, total loans increased approximately 3.6% over 2002 as all loan categories experienced growth except for 1-4 family real estate and indirect consumer lending.

As of December 31, 2004, corporate loans (defined as commercial and industrial, agricultural, commercial real estate and real estate construction loans) represented 76.8% of total loans outstanding as compared to 73.7% in 2003 and 69.1% in 2002. In 2004, the percentage of corporate loans grew as a result of strong sales activity, management’s decision to exit its marginally profitable indirect lending business, and the shift of the Company’s exposure to 1-4 family mortgages to its security portfolio. The Company seeks to maintain a diversified portfolio of corporate loans to minimize its exposure to any particular industry or any segment of the economy.

Real estate commercial and construction lending has always been an area of specialty for the Company. Because of the strength of the suburban Chicago real estate market over the past several years, real estate commercial and construction lending grew to approximately 47% of the Company’s total loans as of December 31, 2004. The combination of seasoned, long-time borrowers, experienced senior lending officers, management’s focus on market fundamentals, and a stringent underwriting process gives the Company a competitive market advantage. These factors and a balanced exposure to any particular industry segment have reduced the Company’s exposure to loss.

Real estate commercial loans consist of income-producing commercial property loans, multi-unit residential mortgages, and commercial real estate mortgages. Approximately 20% of the Company’s real estate commercial loans represent multi-family loans made to real estate companies and to individual investors to finance or refinance apartment buildings. These apartment buildings are primarily concentrated in the metropolitan Chicago area and typically range in size from five units up to twenty-four units, although larger projects may range up to 100 units or more. The Company believes that this type of lending helps diversify its already strong commercial and multifamily development real estate platform and represents an opportunity for growth.

Real estate construction loans are primarily single-family and multi-family residential and non-residential projects located in the Company’s primary markets. Real estate construction loans are a profitable line of lending for the Company due to the higher level of interest rates and fees earned on such loans as compared to other loan categories and the favorable loss experience on these loans.

Table 10 on page 27 of this Form 10-K specifies the Company’s corporate loan portfolio, including commercial and industrial loans, by industry segment and illustrates the diversity of its loan portfolio. Table 11 on page 27 of this Form 10-K summarizes the loan portfolio’s maturities and interest rate sensitivity.

As of December 31, 2004, consumer loans (including real estate 1-4 family loans) represented 23.2% of total loans outstanding as compared to 26.3% in 2003 and 30.9% in 2002. The decrease reflects lower indirect consumer loan and real estate 1-4 family loans. Indirect consumer lending has declined as the Company slowed new volumes by tightening underwriting standards in 2002 and decided to exit this marginally profitable business in 2004. The home equity category represents the single largest and fastest growing portion of the consumer portfolio, consisting mainly of revolving lines of credit secured by junior liens on owner occupied real estate. As a general rule, loan to value ratios for these credits range from 70% to 90%.

Consumer loan balances as of December 31, 2004 decreased 3.0% from December 31, 2003 reflecting two asset redeployment decisions elected by management. First, the Company converted $74.2 million of certain 1-4 family residential mortgages into an investment security during the fourth quarter of 2004. Second, the Company exited its marginally profitable indirect consumer lending business, resulting in a year-over-year $60.7 million reduction of loan outstandings from December 31, 2003. This decline was partially offset in 2004 by increased home equity line sales activity, resulting from pricing and promotional activities.

Real estate 1-4 family loans further declined in 2004 as customers continued to refinance loans in the low interest rate environment. The Company retains originated variable rate and certain other qualifying mortgages, while selling all other originations through a third party provider. As previously discussed in the section titled “Investment Portfolio Management” commencing on page 22 of this Form 10-K, the Company’s portfolio exposure to 1-4 family real estate is balanced with that embedded in its securities portfolio, as these assets tend to be longer in duration and have similar risk characteristics.

Distribution of Corporate Loans By Industry

Table 10 summarizes the Company’s ten largest industry segments for the corporate loan portfolio as of December 31, 2004, 2003, and 2002. The effectiveness of such analysis, however, is limited to the extent that classification by segment requires that allocation of a customer’s aggregate loans outstanding be based upon the nature of the borrower’s ongoing business activity as opposed to the purpose of the collateral underlying an individual loan. To the extent that a borrower’s underlying business activity changes, classification differences will arise. As a result, the Company periodically reassesses and adjusts industry classifications.

Table 10

Corporate Loan Portfolio by Industry Segment(1)

(Dollar amounts in thousands)

	As of December 31,
	2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lessors of commercial real estate	$503,383	15.8	$458,668	15.3	$431,844	18.4
Lessors of multifamily residential	297,567	9.4	325,798	10.9	61,664	2.6
Manufacturing trade	237,933	7.5	213,627	7.1	179,634	7.6
Residential building construction	228,364	7.2	190,915	6.4	115,995	4.9
Retailer trade	184,167	5.8	163,950	5.5	145,157	6.2
Wholesaler trade	172,784	5.4	163,499	5.4	149,046	6.3
Land subdivision and land development	184,529	5.8	140,407	4.7	147,824	6.3
Heavy construction and trade contractors	132,430	4.2	138,410	4.6	131,517	5.6
Agriculture, forestry, fishing, and hunting	150,056	4.7	137,239	4.6	143,517	6.1
Nonresidential building construction	83,585	2.6	115,622	3.9	118,750	5.0

Subtotal	2,174,798	68.4	2,048,135	68.4	1,624,948	69.0
All other segments	999,532	31.6	945,814	31.6	728,776	31.0

Total	$3,174,330	100.0	$2,993,949	100.0	$2,353,724	100.0

(1)	Classified pursuant to the North American Industrial Classification System standard industry descriptions.

The Company believes its loan portfolio is diversified across industries and market segments. The increase in loans made to Lessors of multi-family residential real estate from 2002 to 2003 was primarily due to the CoVest Acquisition.

Maturity and Interest Rate Sensitivity of Corporate Loans

Table 11 summarizes the maturity distribution of the Company’s corporate loan portfolio as of December 31, 2004 as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 11

Maturities and Sensitivities of Corporate Loans to Changes in Interest Rates

(Dollar amounts in thousands)

	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial, industrial, and agricultural	$776,109	$444,581	$32,537	$1,253,227
Real estate - commercial	309,242	984,781	199,832	1,493,855
Real estate - construction	299,426	127,822	—	427,248

Total	$1,384,777	$1,557,184	$232,369	$3,174,330

Loans maturing after one year:
Predetermined (fixed) interest rates		$839,460	$86,462
Floating interest rates		717,724	145,907

Total		$1,557,184	$232,369

Credit Quality Management and Reserve for Loan Losses

In addition to the portfolio diversification previously discussed, the Company has established a thorough system of internal controls to mitigate credit risk, including standard lending and credit policies, underwriting criteria and collateral safeguards. The Company monitors and implements its formal credit policies and procedures and continues to evaluate the quality, trends, collectibility, and collateral protection within the loan portfolio. The Company’s policy and procedures are regularly reviewed and modified in order to manage risk as conditions change and new credit products are offered.

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

Table 12 shows the allocation of the reserve for loan losses by loan category, as well as charge-off and recovery information for the last 5 years. During 2003, the Company expanded its reserve assessment to fully allocate its general reserve component to specific pools or groups of loans, thereby better linking its assessment of the underlying risks attributed to each loan category. To facilitate comparison, 2002’s allocation by category has been restated to reflect this change in methodology. Data presented for periods prior to 2002 was not restated due to the absence of sufficient, comparable data.

Table 12

Reserve for Loan Losses and

Summary of Loan Loss Experience

(Dollar amounts in thousands)

	Years ended December 31,
	2004	2003	2002	2001	2000
Change in reserve for loan losses:
Balance at beginning of year	$56,404	$47,929	$47,745	$45,093	$42,645
Loans charged-off	(15,081)	(12,105)	(18,177)	(19,330)	(9,149)
Recoveries on loans previously charged-off	2,472	2,555	2,951	2,898	2,503

Net loans charged-off	(12,609)	(9,550)	(15,226)	(16,432)	(6,646)
Provisions charged to operating expense	12,923	10,805	15,410	19,084	9,094
Reserve of acquired bank	—	7,220	—	—	—

Balance at end of year	$56,718	$56,404	$47,929	$47,745	$45,093

Allocation of reserve for loan losses by loan category at December 31(1):
Commercial and industrial	$22,065	$18,526	$14,012	$10,886	$10,193
Agricultural	1,353	1,297	1,503	1,674	2,338
Real estate - commercial	17,343	15,704	12,390	2,600	4,957
Real estate construction	5,924	6,286	4,722	1,459	1,472
Consumer	9,653	13,959	14,896	13,399	10,238
Real estate - 1-4 family	380	632	406	155	1,204
Other unallocated	—	—	—	17,572	14,691

Total	$56,718	$56,404	47,929	$47,745	$45,093

Reserve as a percent of loans at year-end	1.37%	1.39%	1.41%	1.42%	1.39%

Loans charged-off:
Commercial and industrial	$(7,741)	$(3,941)	$(4,967)	$(4,620)	$(2,560)
Agricultural	(18)	(5)	(1,283)	(104)	—
Real estate - commercial	(1,543)	(317)	(591)	(3,119)	(159)
Real estate - construction	(355)	(750)	(1,123)	—	—
Consumer	(5,311)	(6,954)	(10,126)	(11,363)	(6,253)
Real estate - 1-4 family	(113)	(138)	(87)	(124)	(177)

Total	$(15,081)	$(12,105)	$(18,177)	$(19,330)	$(9,149)

Recoveries on loans previously charged-off:
Commercial and industrial	$699	$547	$339	$363	$531
Agricultural	2	1	22	1	—
Real estate - commercial	173	93	21	—	15
Real estate - construction	—	506	—	—	—
Consumer	1,593	1,408	2,569	2,534	1,957
Real estate - 1-4 family	5	—	—	—	—

Total	$2,472	$2,555	$2,951	$2,898	$2,503

Net loans charged-off:
Commercial and industrial	$(7,042)	$(3,394)	$(4,628)	$(4,257)	$(2,029)
Agricultural	(16)	(4)	(1,261)	(103)	—
Real estate - commercial	(1,370)	(224)	(570)	(3,119)	(144)
Real estate - construction	(355)	(244)	(1,123)	—	—
Consumer	(3,718)	(5,546)	(7,557)	(8,829)	(4,296)
Real estate - 1-4 family	(108)	(138)	(87)	(124)	(177)

Total	$(12,609)	$(9,550)	$(15,226)	$(16,432)	$(6,646)

Ratio of net loans charged-off to average loans outstanding for the period	0.30%	0.28%	0.45%	0.49%	0.21%

(1)	In 2003, the reserve assignment methodology was altered to fully allocate all components of the loan loss reserve by category with 2002 data being restated to reflect this change. For the years 2000 and 2001, the “other” component of the reserve represented that portion of the reserve based upon general factors, including recent net charge-off experience as well as economic and business conditions, but not allocated by category.

As of December 31, 2004, the Company’s reserve for loan losses totaled $56.7 million as compared to $56.4 million as of December 31, 2003 and $47.9 million as of December 31, 2002. The ratio of reserve for loan losses to total loans at year-end 2004 was 1.37%, down from 1.39% at year-end 2003 and 1.41% at the end of 2002. The 2004 reserve for loan losses increased by $314,000 or 0.6%, from 2003. The 2003 increase in overall reserve was due to the purchase of $7.2 million of loan loss reserves and $530.8 million in loans as part of the CoVest Acquisition. The acquired loan loss reserves represented 1.36% of the loans purchased.

The provision for loan losses increased in 2004 to $12.9 million compared to $10.8 million in 2003, following a decrease from $15.4 million in 2002. The 2004 provision for loan losses exceeded the year’s net charge-offs by $314,000. Total loans charged off, net of recoveries, were $12.6 million, or 0.30% of average loans, in 2004 and $9.6 million, or 0.28% of average loans, in 2003.

Gross charge-offs increased in 2004 to $15.1 million from $12.1 million in 2003 and $18.2 million in 2002, with increases in commercial and industrial and commercial real estate charge-offs, partially offset by a decline in consumer charge-offs. The lower level of charge-offs in 2003 primarily benefited from a tightening of the underwriting standards for the indirect lending portfolio initiated in 2002 as the economy weakened. In addition, the level of corporate charge-offs in 2002 and 2001 were elevated as the Company recognized the weakening economy and adopted an aggressive problem loan identification and charge-off strategy.

The Company increased the reserve for loan losses allocated to the commercial and industrial and commercial real estate categories in 2004 from 2003 due to loan growth, as well as elevated losses attributed to loans acquired from and originated by CoVest. Reserve allocations to the consumer loan portfolio decreased in 2004 compared to 2003 as a result of improved delinquency and charge-off trends as the portfolio mix shifted from higher-risk, indirect lending to lower-risk home equity lending.

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

Nonperforming Assets

Nonperforming assets include: loans for which the accrual of interest has been discontinued; loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower’s financial condition; and real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion on the Company’s policy on accrual of interest on loans see Note 1 of “Notes to Consolidated Financial Statements” commencing on page 47 of this Form 10-K.

Loans past due 90 days and still accruing interest are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral and/or are in the process of collection and are reasonably expected to result in repayment or restoration to current status.

The following table summarizes nonperforming assets and past due loans for the past five years as well as certain information relating to interest income on nonaccrual loans outstanding during 2004.

Table 13

Nonperforming Assets and Past Due Loans

(Dollar amounts in thousands)

	Years ended December 31,
	2004	2003	2002	2001	2000
Nonaccrual loans:
Commercial and industrial	$11,267	$5,817	$3,986	$8,181	$6,407
Agricultural	—	169	241	1,420	33
Real estate commercial	1,774	1,823	4,096	1,737	7,694
Real estate construction	4,159	4,331	1,000	1,903	397
Consumer	1,416	1,516	1,803	1,796	2,043
Real estate 1-4 family	581	2,274	1,399	1,810	3,275

Total nonaccrual loans	19,197	15,930	12,525	16,847	19,849
Restructured loans	—	7,137	—	—	—

Total nonperforming loans	19,197	23,067	12,525	16,847	19,849
Foreclosed real estate	3,736	5,812	5,496	3,630	1,337

Total nonperforming assets	22,933	28,879	18,021	20,477	21,186
90 days past due loans (still accruing interest)	2,658	3,384	3,307	5,783	7,045

Total nonperforming assets plus 90 days past due loans	$25,591	$32,263	$21,328	$26,260	$28,231

Nonperforming loans to total loans	0.46%	0.57%	0.37%	0.50%	0.61%
Nonperforming assets to total loans plus foreclosed real estate	0.55%	0.71%	0.53%	0.61%	0.65%
Nonperforming assets plus 90 days past due loans to total loans plus foreclosed real estate	0.62%	0.79%	0.63%	0.78%	0.87%
Nonperforming assets to total assets	0.33%	0.42%	0.30%	0.36%	0.36%

Reserve for loan losses as a percent of:
Total loans at year-end	1.37%	1.39%	1.41%	1.42%	1.39%
Nonperforming loans	295%	245%	383%	283%	227%

2004
The effect of nonaccrual loans on interest income for 2004 is presented below:
Interest which would have been included at the normal contract rates	$3,406
Interest included in income during the year	(304)

Interest income not recognized in the financial statements	$3,102

Nonperforming assets at December 31, 2004 totaled $22.9 million, a decline of $5.9 million from $28.9 million at year-end 2003. As of December 31, 2004, nonperforming assets plus loans 90 days past due totaled $25.6 million and represented 0.62% of loan plus foreclosed real estate improved as compared to 2003 and 2002’s levels of 0.79% and 0.63%, respectively. Nonperforming asset levels improved in 2004 as two renegotiated credits totaling $7.1 million returned to performing status in first quarter 2004 due to sustained borrower performance pursuant to the restructured terms and management’s expectation of continuing performance. These troubled credits were renegotiated pursuant to existing market terms during second quarter 2003 and were included in nonperforming assets as of December 31, 2003. These two loans, along with the acquisition of $4.9 million in total nonaccruing loans acquired as part of the CoVest Acquisition, drove the increase in nonperforming assets in 2003 as compared to 2002.

Nonaccrual loans at December 31, 2004 totaled $19.2 million, compared with $15.9 million at year-end 2003 and $12.5 million at year-end 2002. The $3.3 million increase in 2004 was due to a $5.5 million increase in commercial nonaccrual loans, primarily the result of three credits moved to nonaccrual status in 2004. The increase was partially offset by a $1.7 million decrease in 1-4 family real estate nonaccrual loans. The $3.4 million increase in total nonperforming loans in 2003 reflected an increase of $5.2 million in nonperforming commercial and industrial and real estate construction loans, partially offset by a decrease of $2.3 million in real estate commercial. The increase in 2003 in nonperforming commercial and industrial and real estate construction loans was principally due to the $4.9 million of nonaccruing loans acquired from CoVest. The loans acquired were comprehensively reviewed by the Company and deemed to be appropriately valued. The ratio of the reserve for loan losses to nonperforming loans at year-end 2003 was 245%, down from 2002’s historical high of 383%.

In addition to the loans summarized in Table 13, on December 31, 2004, the Company had $47.0 million of loans that are now performing, but for which the Company had some concern with the ability of the borrower to comply with existing loan repayment terms. This amount decreased from $72.3 million at year-end 2003, following an increase from $27.1 million at year-end 2002. These loans continue to perform under existing terms and accrue interest. The Company anticipates that the type of restructure, guarantee, additional collateral, or such planned action will reflect the full liquidation of debt. The classification of these loans, however, does not imply that management expects losses on these loans but rather that a higher level of scrutiny is prudent under the circumstances. 2004’s decrease and 2003’s increase as compared to the prior year reflects the identification and subsequent improvement of two large credit relationships, which management believed warranted greater scrutiny at the end of 2003 given the state of the economy and the circumstances of the borrower. In addition, the increase in 2003’s classification as compared to 2002 stems, in large part, from the acquisition of the CoVest portfolio on December 31, 2003, as well as management’s concerns about the stability of the economy at the end of 2003.

FUNDING AND LIQUIDITY MANAGEMENT

Liquidity management is the ability to provide funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs. The Company’s liquidity policy establishes parameters as to how liquidity should be managed to maintain flexibility in responding to changes in liquidity needs over a 12-month forward period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank’s Board of Directors. The compliance plan includes an analysis that measures projected needs to purchase and sell funds. Inherent in the analysis is a set of projected balance sheet assumptions that are updated quarterly throughout the year. Based on such assumptions, the Company determines its total cash liquidity on hand and adds to that position excess collateral capacity from pledging, unused Federal funds purchased lines, and other unused borrowing capacity such as Federal Home Loan Bank (“FHLB”) advances, resulting in a calculation of the Company’s total liquidity capacity. The Company’s total policy-directed liquidity requirement is 7.5% of total sources (demand deposits, interest-bearing transactions deposits, retail time deposits, other borrowings, and other liabilities and equity) less pledged deposits. Based upon the Company’s projections as of December 31, 2004, the Company expects to have net excess liquidity capacity, based upon policy guidelines, for the forward twelve-month period.

The liquidity needs of First Midwest Bancorp, Inc. on an unconsolidated basis (“Parent Company”) consist primarily of operating expenses and dividend payments to its stockholders. The primary source of liquidity for the Parent Company is dividends from subsidiaries. At December 31, 2004, the Parent Company had short-term credit facilities available to fund cash flow needs totaling $50.0 million. The Parent Company also has the ability to enhance its liquidity position by raising capital or incurring debt. The Parent Company had $129.3 million in subordinated debt from trust preferred securities but had no debt outstanding under its short-term credit facilities as of year-end 2004. The Parent Company had cash and equivalent short-term investments of $59.9 million as of such date.

Total deposits and borrowed funds as of December 31, 2004 are summarized in Notes 9 and 10 of the “Notes to Consolidated Financial Statements” commencing on page 59 of this Form 10-K, respectively. Table 14 provides a year-to-year comparison of the sources of the Company’s liability funding based upon average balances over the last three years. Average, rather than period-end, balances are more meaningful in analyzing the Company’s funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

Table 14

Funding Sources - Average Balances

(Dollar amounts in thousands)

	2004	% of Total	2003	% of Total	2002	% of Total	% Change
							2004-2003	2003-2002
Demand deposits	$894,093	14.3	$806,777	14.3	$744,295	13.9	10.8	8.4
Savings deposits	646,214	10.3	498,798	8.9	454,588	8.5	29.6	9.7
NOW accounts	921,635	14.7	813,993	14.5	723,634	13.5	13.2	12.5
Money market accounts	732,456	11.7	616,868	11.0	552,440	10.3	18.7	11.7

Transactional deposits	3,194,398	51.0	2,736,436	48.7	2,474,957	46.2	16.7	10.6
Time deposits	1,474,734	23.5	1,504,424	26.7	1,706,402	31.8	(2.0)	(11.8)
Brokered deposits	221,624	3.5	95,337	1.7	32,615	0.6	132.5	192.3

Total deposits	4,890,756	78.0	4,336,197	77.1	4,213,974	78.6	12.8	2.9

Securities sold under agreements to repurchase	490,272	7.8	554,281	9.8	519,113	9.6	(11.5)	6.8
Federal Funds purchased and other borrowed funds	763,147	12.2	722,335	12.8	630,915	11.8	5.7	14.5

Total borrowed funds	1,253,419	20.0	1,276,616	22.6	1,150,028	21.4	(1.8)	11.0

Subordinated debt-trust preferred securities	128,454	2.0	15,515	0.3	—	—	727.9	N/M

Total funding sources	$6,272,629	100.0	$5,628,328	100.0	$5,364,002	100.0	11.4	4.9

N/M – Not meaningful.

The Company’s total average deposits for 2004 increased 12.8% from 2003, largely the result of its acquisition of $465.7 million in deposits as part of the CoVest Acquisition. The current mix of average deposits shifted somewhat over the past two years as transactional deposits currently represent 51.0% of total funding sources. In 2004 and 2003, the Company focused its sales efforts on increasing core funding sources from transactional deposits, as these funding costs are generally less expensive and less price sensitive than wholesale borrowed funds. As discussed in the section entitled “Qualitative and Quantitative Disclosures About Market Risk,” commencing on page 38 of this Form 10-K, these efforts were consistent with the Company’s strategy to reduce its exposure to increases in market interest rates.

The pricing strategies in 2004 and 2003, the overall low level of interest rates, and instability in the equity markets have combined to create an incentive for customers seeking liquidity to retain balances in transactional accounts as opposed to shifting them to longer-term time deposits. Given the expectation that equity markets will stabilize and interest rates will increase in 2005, management expects that customer liquidity preferences will change and some portion of transactional balances will revert to time deposits as influenced by then existent pricing and competition.

Included as a part of the Company’s total funding sources are public balances, denoting the funds held on account for municipalities and other public entities. Public balances represent an important customer segment for the Company, and reflects the community-based roots of the Company. The Company enters into specific agreements with public customers to pledge collateral, primarily securities, in support of the balances on account. Because the average customer tenure with the Company is 18 years, they provide the Company with a reliable, lower cost, short-term funding source for its securities portfolio than are available through other wholesale alternatives. These relationships also provide numerous cross-sell and business referral opportunities.

For 2004, the Company had average public funds on account totaling $635.9 million, and approximately 95% of these funds were collateralized. Of this total, $478.3 million was held in deposit accounts, with the remainder representing securities sold under agreement to repurchase. This contrasts to average balances maintained of $675.3 million in 2003 and $640.0 million in 2002. Year-to-year changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates. The size of the Company’s securities portfolio is influenced, in part by the size of its public customer base. For additional discussion of the securities portfolio, refer to “Investment Portfolio Management” commencing on page 22 of this Form 10-K.

Table 15

Maturities of Time Deposits of $100,000 or More

(Dollar amounts in thousands)

2004
Maturing within 3 months	$175,339
After 3 but within 6 months	104,919
After 6 but within 12 months	103,284
After 12 months	135,236

Total	$518,778

Table 16

Borrowed Funds

(Dollar amounts in thousands)

	2004		2003		2002
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year-end:
Securities sold under agreements to repurchase	$404,589	2.01	$564,709	0.76	$384,408	1.21
Federal funds purchased	300,000	2.28	315,000	1.01	278,000	1.24
Federal Home Loan Bank advances	513,743	1.81	491,373	2.35	575,000	3.72
Other borrowed funds	—	—	590	0.94	—	—

Total borrowed funds	$1,218,332	2.00	$1,371,672	1.39	$1,237,408	2.38

Average for the year:
Securities sold under agreements to repurchase	$490,272	1.33	$554,281	0.87	$519,113	1.65
Federal funds purchased	243,790	1.37	233,119	1.19	193,929	1.72
Federal Home Loan Bank advances	519,327	2.14	489,014	3.34	436,986	3.98
Other borrowed funds	30	0.80	202	1.49	—	—

Total borrowed funds	$1,253,419	1.67	$1,276,616	1.88	$1,150,028	2.55

Maximum month-end balance:
Securities sold under agreements to repurchase	$644,383		$742,164		$621,630
Federal funds purchased	365,000		360,000		278,000
Federal Home Loan Bank advances	531,124		575,000		575,000
Other borrowed funds	159		2,500		—

Average borrowed funds totaled $1,253.4 million, representing a decrease of $23.2 million, or 1.8%, from 2003 after increasing $126.6 million, or 11.0%, in 2003 over 2002. The Company makes extensive, interchangeable use of both repurchase agreements and FHLB advances to supplement deposits and leverage the interest yields produced through its securities portfolio. As of December 31, 2004, FHLB borrowings totaled $513.7 million as compared to $491.4 million as of December 31, 2003. As of December 31, 2004, the weighted-average maturity for FHLB borrowings was 7.6 months, and the weighted-average yield for FHLB borrowings was 1.81, as compared to 20.2 months and 2.35% as of December 31, 2003 and 19.9 months and 3.72% as of December 31, 2002. The Company reduced the weighted-average rate on its FHLB borrowings by refinancing and restructuring $115.0 million of FHLB advances during the first half of 2004, while incurring $2.7 million in debt extinguishment costs. In 2003, the Company refinanced $310.0 million in FHLB borrowings at a cost of $6.0 million.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENT LIABILITIES

Through its normal course of operations, the Company has entered into certain contractual obligations and other commitments. Such obligations generally relate to the funding of operations through deposits or debt issuances, as well as leases for premises and equipment. As a financial services provider, the Company routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Company, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process as all comparable loans made by the Company.

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments as of December 31, 2004. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 17

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items

(Dollar amounts in thousands)

	Note Reference(1)	Payments Due In				Total
		Less Than One Year	One to Three Years	Three to Five Years	Over Five Years
Deposits without a stated maturity	9	$3,150,230	$—	$—	$—	$3,150,230
Consumer and brokered certificates of deposit	9	1,145,875	542,055	67,030	188	1,755,148
Borrowed Funds	10	1,091,800	54,927	71,605	—	1,218,332
Subordinated debt – trust preferred securities	11	—	—	—	129,294	129,294
Operating leases	7	1,065	2,778	2,905	8,490	15,238

Commitments to extend credit:
Home equity lines	20					282,247
All other commitments	20					1,099,025

Letters of credit:
Standby	20					128,799
Commercial	20					4,981

(1)	Denotes the corresponding note in “Notes to Consolidated Financial Statements” commencing on page 47 of this Form 10-K.

MANAGEMENT OF CAPITAL

Stockholders’ Equity

Stockholders’ equity at December 31, 2004 increased 1.8% to $532.0 million, increasing $9.5 million from December 31, 2003. Stockholders’ equity grew largely because earnings exceeded dividends paid to stockholders. The increase was partially offset by reduction in other comprehensive income and net stock repurchases. Equity as a percentage of assets was 7.8% at December 31, 2004, compared to 7.6% a year before. Book value per common share increased to $11.55 at December 31, 2004, up from $11.22 at December 31, 2003 due to the increase in equity and fewer shares outstanding as a result of stock repurchases under the Company’s current repurchase program.

Capital Measurements

A strong capital structure is crucial in maintaining investor confidence, accessing capital markets, and enabling the Company to take advantage of future profitable growth opportunities. The Company’s Capital Policy requires that the Company and the Bank maintain a capital ratio in excess of the minimum regulatory guidelines and also serves as an internal discipline in analyzing business risks and internal growth opportunities, in addition to setting targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the Federal banking agencies. These requirements specify minimum capital ratios, defined as Tier 1 and Total capital as a percentage of assets and off-balance-sheet items that have been weighted according to broad risk categories, as well as a leverage ratio that compares Tier 1 capital to adjusted average assets. At December 31, 2004, the Company and the Bank exceeded the minimum risk based capital requirements established by Federal banking regulatory agencies. The minimum ratios for well-capitalized banks are 6.0% for Tier 1 capital, 10.0% for Total capital and 5.0% for the leverage ratio. The consolidated Tier 1 and Total risk based capital ratios were 10.45% and 11.52%, respectively, and the leverage ratio was 8.16% at December 31, 2004. For further details of the regulatory capital requirements and ratios as of December 31, 2004 and 2003, for the Company and the Bank, see Note 19 of “Notes to Consolidated Financial Statements” commencing on page 70 of this Form 10-K.

Stock Repurchase Programs

The Company continues to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to stockholders in the form of dividends and through common stock repurchases. The latter increases the percentage ownership of the Company by existing stockholders.

In August 2002, the Company’s Board of Directors authorized the repurchase of up to 3 million of its common shares, or 6.28% of shares then outstanding. The repurchase plan authorizes stock repurchases in both open market and privately negotiated transactions and has no execution time limit. The Company repurchased 897,085 shares of its common stock at a weighted-average cost per share of $34.82 during 2004 and 842,400 shares of its common stock at a weighted-average cost per share of $26.60 during 2003. Subject to ongoing capital, investment, and acquisition considerations, management intends to continue share repurchases in 2005. At December 31, 2004, the Company’s authority to repurchase 661,119 shares remained under the current share repurchase authorization.

Shares repurchased are held as treasury stock and available for issuances in conjunction with the Company’s Dividend Reinvestment Plan, qualified and nonqualified retirement plans, and stock option plans as well as for other general corporate purposes. The Company reissued shares held in the treasury to fund such plans totaling 387,943 shares in 2004 and 222,583 shares 2003.

Dividends

The Company paid dividends per common share of $0.90 in 2004 and $0.79 in 2003. As part of the Company’s dividend policy, the Board of Directors periodically reviews its dividend payout ratio to ensure that it is consistent with internal capital guidelines, industry standards, and peer group practices.

On November 19, 2004, the Company increased its quarterly dividend by 9.1% from $0.22 to $0.24 per share. Based on the Company’s December 31, 2004 closing price of $36.29 per share, the current dividend payment represents an annualized yield of 2.6%.

The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share, was 42.5% for 2004 and 40.1% for 2003. The dividend payout ratio has averaged approximately 40.1% for the past five years.

QUARTERLY REVIEW

The following table summarizes the Company’s quarterly earnings performance for 2004 and 2003.

Table 18

Quarterly Earnings Performance(1)

(Dollar amounts in thousands, except per share data)

	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$81,765	$79,643	$76,545	$77,389	$71,668	$71,309	$73,525	$74,565
Interest expense	23,372	22,109	20,497	20,500	18,706	19,302	20,881	22,424
Net interest income	58,393	57,534	56,048	56,889	52,962	52,007	52,644	52,141
Provision for loan losses	5,350	3,240	2,405	1,928	3,075	2,660	2,540	2,530
Noninterest income	21,204	18,065	17,857	16,686	22,235	19,394	17,880	17,698
Security gains (losses), net	2,872	748	2,663	1,939	202	(615)	3,335	66
(Losses) on early extinguishment of debt	—	—	(1,413)	(1,240)	(3,018)	(3,007)	—	—
Noninterest expense	42,797	40,359	39,977	40,205	37,109	37,551	37,954	36,838
Income tax expense	9,102	7,576	8,061	8,109	7,998	6,366	8,718	7,807
Net income	$25,220	$25,172	$24,712	$24,032	$24,199	$21,202	$24,647	$22,730

Basic earnings per share	$0.55	$0.54	$0.53	$0.52	$0.52	$0.46	$0.53	$0.48
Diluted earnings per share	$0.54	$0.54	$0.53	$0.51	$0.52	$0.45	$0.53	$0.48

Return on average equity	18.57%	19.03%	19.17%	17.97%	18.59%	16.73%	19.40%	18.39%
Return on average assets	1.46%	1.45%	1.44%	1.42%	1.54%	1.33%	1.59%	1.53%
Net interest margin - tax equivalent	3.94%	3.90%	3.81%	3.97%	4.01%	3.90%	4.01%	4.06%

(1)	All ratios are presented on an annualized basis.

FOURTH QUARTER 2004 vs. 2003

Net income for the fourth quarter ended December 31, 2004, increased to $25.2 million, or $0.54 per diluted share, as compared to the fourth quarter 2003 of $24.2 million, or $0.52 per diluted share, an increase of 3.8% on a per diluted share basis. Performance for the fourth quarter of 2004 resulted in an annualized return on average assets of 1.46% as compared to 1.54% for the fourth quarter 2003 and an annualized return on average equity of 18.6% in both fourth quarter 2004 and fourth quarter 2003.

The Company’s comparative performance between fourth quarter 2004 and 2003 is heavily influenced by the acquisition of $645.6 million in assets resulting from the CoVest Acquisition and subsequent operational integration during first quarter 2004.

The Company’s net interest income increased 10.3% to $58.4 million in fourth quarter 2004 as compared to $53.0 million in 2003’s fourth quarter. This improvement was driven by a $567.8 million increase in average interest-earning assets from fourth quarter 2003, primarily the result of assets acquired in the CoVest Acquisition. Net interest margin for fourth quarter 2004 was 3.94%, down from 4.01% in fourth quarter 2003, but up from 3.90% on a linked-quarter basis. This sequential quarter margin improvement was largely the result of earning assets repricing more quickly than paying liabilities as the targeted Federal Funds rate increased 50 basis points during fourth quarter 2004.

The Company’s noninterest income for fourth quarter 2004 decreased 4.6% to $21.2 million, as compared to $22.2 million for fourth quarter 2003. The decrease from 2003 was due to the absence in 2004 of $4.6 million in gains realized from the Company’s 2003 divesture of its two branches in Streator, Illinois. Excluding this gain, the Company’s noninterest income increased $3.6 million. Increased revenue was driven by a 10.2% increase in trust revenues and a 22.4% increase in card-based revenues.

Total noninterest expense for fourth quarter 2004 increased $5.7 million to $42.8 million, an increase of 15.3% from fourth quarter 2003. This increase reflected additional expenses associated with operating the CoVest franchise, including employee-related expense, net occupancy and equipment costs, and core deposit intangible amortization. In addition, this increase also reflected comparatively higher expenses for incentive-related compensation programs, employee insurance and increased fees for professional and audit-related services. These increases were partially offset by lower data processing costs.

The Company’s credit quality improved during the fourth quarter of 2004 on both a linked-quarter and a year-over-year basis. Nonperforming assets totaled $22.9 million as of December 31, 2004, down 14.4% from $26.8 million as of September 30, 2004 and down 20.6% from $28.9 million as of December 31, 2003. As of December 31, 2004, the ratio of nonperforming assets to total loans plus foreclosed real estate was 0.55%, down 22.5% from 0.71% as of December 31, 2003.

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

The Company seeks to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Company’s Asset and Liability Management Committee (“ALCO”) oversees financial risk management by developing programs to measure and manage interest rate risks within authorized limits set by the Bank’s Board of Directors. ALCO also approves the Company’s asset/liability management policies, oversees the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviews the Company’s interest rate sensitivity position. Management uses net interest income and economic value of equity simulation modeling tools to analyze and capture near-term and longer-term interest rate exposures.

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

The Company monitors and manages interest rate risk within approved policy limits. The simulation model assesses the magnitude of changes in net interest income resulting from changes in interest rates over a 12-month horizon, using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, a “most likely” forecast (which the Company believes to be the most probable outlook), a graduated increase and decrease of 200 basis points that occurs in equal steps over a six month time horizon, and immediate increases and decreases of 200 and 300 basis points.

The Company’s current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in all interest rate limits. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates. Given the low interest rate environment existent at December 31, 2004 and December 31, 2003, the Bank’s Board of Directors temporarily authorized operation outside of existing policy limits under the gradual falling rate scenario.

Analysis of Net Interest Income Sensitivity

(Dollar amounts in thousands)

	Gradual Change in Rates(1)		Immediate Change in Rates
	-200	+200	-200	+200	-300(2)	+300
December 31, 2004:
Dollar change	$(20,041)	$2,755	$(28,500)	$5,552	N/M	$11,438
Percent change	-8.5%	+1.2%	-12.0%	+2.3%	N/M	+4.8%
December 31, 2003:
Dollar change	$(26,053)	$5,377	$(35,487)	$7,016	N/M	$12,619
Percent change	-11.2%	+2.3%	-15.3%	+3.0%	N/M	+5.4%

(1)	Reflects an assumed uniform change in interest rates across all terms that occur in equal steps over a six-month horizon.

(2)	N/M - Due to the low level of interest rates as of year-end 2004 and 2003, in management’s judgment an assumed 300 basis point drop in interest rates was deemed not meaningful in the current interest rate environment.

As of December 31, 2004, the Company’s interest rate sensitivity profile, assuming a gradual change in rates, was less positive in rising interest rate scenarios and less negative in falling rate scenarios than the profile that existed as of December 31, 2003. The change in profile from 2003 results from a combination of the comparatively higher level of interest rates existent as of December 31, 2004 and changes in the remaining term and mix of both security investments and wholesale funding. The higher level of interest rates at December 31, 2004 limits the Company’s ability to benefit from future interest rate increases, as the positive impact of slowing mortgage prepayments as of December 31, 2003 has already been partially reflected as actual performance during the last half of 2004. In addition, the passage of time has shortened the duration of borrowed funds since year-end 2003, and the majority of these liabilities will reprice in the latter half of 2005.

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

Analysis of Economic Value of Equity

(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200
December 31, 2004:
Dollar change	$(47,736)	$(30,601)
Percent change	-5.0%	-3.2%
December 31, 2003:
Dollar change	$(36,271)	$(53,088)
Percent change	-3.8%	-5.5%

The sensitivity of the Company’s economic value of equity to changes in interest rates has increased in a falling rate scenario and decreased in a rising rate scenario as compared to December 31, 2003 primarily due to changes in securities portfolio mix. During 2004, the Company sold longer-term, municipal securities and reinvested the proceeds into comparatively shorter-term collateralized mortgage obligations, lessening the duration of the securities portfolio. This shortening, in combination with strategies to lengthen the duration of liabilities, decreased the level of market value volatility to rising interest rates.

As in 2003, the Company’s current sensitivity of net interest income and economic value of equity suggests better performance in a rising interest rate environment, with net interest income over a 12-month horizon benefiting from gradually rising interest rates. The Company’s balance sheet and net interest income remain vulnerable to an immediate decrease in interest rates. ALCO has deemed the risk of an immediate and extended decline in interest rates to be low given the current rate environment.

As part of its approach to controlling the interest rate risk within its balance sheet, the Company has used derivative instruments (specifically interest rate swaps with third parties) in order to limit volatility in net interest income. The advantages of using such interest rate derivatives include minimization of balance sheet leverage resulting in lower capital requirements as compared to cash instruments, the ability to maintain or increase liquidity, and the opportunity to customize the interest rate swap to meet desired risk parameters. The accounting policies underlying the treatment of derivative financial instruments in the Consolidated Statements of Condition and Income of the Company are described in Notes 1 and 12 of “Notes to Consolidated Financial Statements” commencing on pages 47 and 62, respectively, of this Form 10-K.

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

As of December 31, 2004 and 2003, the Company had total interest rate swaps with an aggregate notional amount of $162.5 million and $76.9 million in place, respectively, hedging various balance sheet categories. The specific terms of the interest rate swaps outstanding as of December 31, 2004 and 2003 are discussed in Note 12 of “Notes to Consolidated Financial Statements” commencing on page 62 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Responsibility for Financial Statements

To Our Stockholders:

The accompanying consolidated financial statements were prepared by management, which is responsible for the integrity and objectivity of the data presented. In the opinion of management, the financial statements, which necessarily include amounts based on management’s estimates and judgments, have been prepared in conformity with U.S. generally accepted accounting principles.

Ernst and Young LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed their unqualified opinion on these financial statements.

The Audit Committee of the Board of Directors, which oversees the Company’s financial reporting process on behalf of the Board of Directors, is composed entirely of independent directors (as defined by the listing standards of Nasdaq). The Audit Committee meets periodically with management, the independent accountants, and the internal auditors to review matters relating to the Company’s financial statements, compliance with legal and regulatory requirements relating to financial reporting and disclosure, annual financial statement audit, engagement of independent accountants, internal audit function, and system of internal controls. The internal auditors and the independent accountants periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.

/S/ JOHN M. O’MEARA	/S/ MICHAEL L. SCUDDER
John M. O’Meara President and Chief Executive Officer	Michael L. Scudder Executive Vice President, Chief Financial Officer, and Principal Accounting Officer

March 4, 2005

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements

The Board of Directors and Stockholders

First Midwest Bancorp, Inc:

We have audited the accompanying consolidated statements of condition of First Midwest Bancorp, Inc., as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Midwest Bancorp, Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Midwest Bancorp, Inc.’s, internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Ernst & Young LLP Chicago, Illinois March 4, 2005

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(Dollar amounts in thousands)

	December 31,
	2004	2003
Assets
Cash and due from banks	$119,880	$186,900
Federal funds sold and other short-term investments	330	5,789
Mortgages held for sale	4,251	9,620
Securities available for sale, at market value	2,179,438	2,229,650
Securities held to maturity, at amortized cost (market value 2004 - $64,618; 2003 - $67,514)	64,576	67,446
Loans	4,135,278	4,059,782
Reserve for loan losses	(56,718)	(56,404)

Net loans	4,078,560	4,003,378

Premises, furniture, and equipment	89,003	91,535
Accrued interest receivable	30,169	30,506
Investment in corporate owned life insurance	151,359	146,421
Goodwill	84,547	83,735
Other intangible assets	12,165	15,533
Other assets	49,103	36,145

Total assets	$6,863,381	$6,906,658

Liabilities
Demand deposits	$922,540	$859,080
Savings deposits	644,664	629,505
NOW accounts	891,378	890,461
Money market deposits	691,648	740,009
Time deposits	1,755,148	1,696,053

Total deposits	4,905,378	4,815,108

Borrowed funds	1,218,332	1,371,672
Subordinated debt - trust preferred securities	129,294	128,716
Accrued interest payable	7,036	6,828
Other liabilities	71,303	61,794

Total liabilities	6,331,343	6,384,118

Stockholders’ Equity
Preferred stock, no par value; 1,000 shares authorized, none issued	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued 56,927 shares outstanding: 2004 – 46,065 shares; 2003 - 46,581 shares	569	569
Additional paid-in capital	61,918	68,755
Retained earnings	707,435	650,128
Accumulated other comprehensive income, net of tax	10,115	32,656
Treasury stock, at cost: 2004 –10,862 shares; 2003 - 10,346 shares	(247,999)	(229,568)

Total stockholders’ equity	532,038	522,540

Total liabilities and stockholders’ equity	$6,863,381	$6,906,658

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2004	2003	2002
Interest Income
Loans	$225,099	$200,013	$223,393
Securities:
Available for sale – taxable	57,163	56,077	78,301
Available for sale – nontaxable	30,020	30,632	23,702
Held to maturity – taxable	439	831	952
Held to maturity – nontaxable	1,988	2,432	2,499

Total interest on securities	89,610	89,972	105,454
Federal funds sold and other short-term investments	633	1,082	817

Total interest income	315,342	291,067	329,664

Interest Expense
Savings deposits	4,305	2,489	4,191
NOW accounts	7,549	7,089	10,291
Money market deposits	9,083	7,850	10,993
Time deposits	36,495	38,844	56,141
Borrowed funds	20,980	23,962	29,294
Subordinated debt - trust preferred securities	8,066	1,079	—

Total interest expense	86,478	81,313	110,910

Net interest income	228,864	209,754	218,754
Provision for loan losses	12,923	10,805	15,410

Net interest income after provision for loan losses	215,941	198,949	203,344

Noninterest Income
Service charges on deposit accounts	28,837	27,924	25,362
Trust and investment management fees	11,888	10,810	10,309
Other service charges, commissions, and fees	15,147	16,187	14,349
Card-based fees	9,252	8,336	7,895
Corporate owned life insurance income	4,939	5,059	6,728
Security gains, net	8,222	2,988	460
(Losses) on early extinguishment of debt	(2,653)	(6,025)	—
Other income	3,749	8,891	1,888

Total noninterest income	79,381	74,170	66,991

Noninterest Expense
Salaries and wages	68,907	64,736	61,834
Retirement and other employee benefits	23,264	19,548	18,792
Net occupancy expense	16,015	14,508	14,298
Equipment expense	8,847	7,979	7,769
Technology and related costs	6,681	8,913	9,796
Professional services	7,998	6,623	6,627
Advertising and promotions	5,043	4,563	4,195
Merchant card expense	4,012	3,595	3,540
Other expenses	22,571	18,987	21,201

Total noninterest expense	163,338	149,452	148,052

Income before income tax expense	131,984	123,667	122,283
Income tax expense	32,848	30,889	32,133

Net income	$99,136	$92,778	$90,150

Per Share Data
Basic earnings per share	$2.13	$1.99	$1.88
Diluted earnings per share	$2.12	$1.97	$1.86
Weighted-average shares outstanding	46,469	46,671	48,074
Weighted-average diluted shares outstanding	46,860	46,982	48,415

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2001	$569	$74,961	$537,600	$5,265	$(171,128)	$447,267
Comprehensive Income:
Net income	—	—	90,150	—	—	90,150
Other comprehensive income: (1)
Unrealized gains on securities	—	—	—	32,928	—	32,928
Unrealized gains on hedging activities	—	—	—	1,172	—	1,172

Total comprehensive income						124,250
Dividends declared ($.70 per share)	—	—	(33,558)	—	—	(33,558)
Purchase of treasury stock	—	—	—	—	(52,117)	(52,117)
Treasury stock issued to (purchased for) benefit plans	—	9	—	—	(155)	(146)
Exercise of stock options	—	(3,954)	—	—	10,217	6,263
Fair value adjustment to treasury stock held in grantor trust	—	4	—	—	(10)	(6)

Balance at December 31, 2002	569	71,020	594,192	39,365	(213,193)	491,953
Comprehensive Income:
Net income	—	—	92,778	—	—	92,778
Other comprehensive income: (1)
Unrealized (losses) on securities	—	—	—	(7,029)	—	(7,029)
Unrealized gains on hedging activities	—	—	—	320	—	320

Total comprehensive income						86,069
Dividends declared ($.79 per share)	—	—	(36,842)	—		(36,842)
Purchase of treasury stock	—	—	—	—	(22,404)	(22,404)
Treasury stock issued to (purchased for) benefit plans	—	4	—	—	(165)	(161)
Exercise of stock options	—	(2,269)	—	—	6,210	3,941
Fair value adjustment to treasury stock held in grantor trust	—	—	—	—	(16)	(16)

Balance at December 31, 2003	569	68,755	650,128	32,656	(229,568)	522,540
Comprehensive Income:
Net income	—	—	99,136	—		99,136
Other comprehensive income: (1)
Unrealized (losses) on securities	—	—	—	(23,156)		(23,156)
Unrealized gains on hedging activities	—	—	—	615		615

Total comprehensive income						76,595
Dividends declared ($.90 per share)	—	—	(41,829)	—		(41,829)
Purchase of treasury stock	—	—	—	—	(31,240)	(31,240)
Treasury stock issued to (purchased for) benefit plans	—	(1)	—	—	(212)	(213)
Exercise of stock options	—	(6,836)	—	—	13,021	6,185

Balance at December 31, 2004	$569	$61,918	$707,435	$10,115	$(247,999)	$532,038

See notes to consolidated financial statements.

(1)	Net of taxes and reclassification adjustments.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Years ended December 31,
	2004	2003	2002
Operating Activities
Net income	$99,136	$92,778	$90,150
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,923	10,805	15,410
Depreciation of premises, furniture, and equipment	8,845	8,423	8,690
Net amortization of premium on securities	6,902	17,482	9,812
Net (gains) on securities	(8,222)	(2,988)	(460)
Net losses on early extinguishment of debt	2,653	6,025	—
Net (gains) on sales of other real estate owned	(530)	(312)	(176)
Net (gains) losses on sales of premises, furniture, and equipment	(483)	(498)	92
(Gain) on branch divestiture	—	(4,635)	—
Net pension cost	4,515	3,230	2,461
Tax benefit from exercise of nonqualified stock options	1,362	920	985
Net decrease in deferred income taxes	2,522	3,606	554
Net amortization of other intangibles	2,131	38	1,313
Originations and purchases of mortgage loans held for sale	(173,445)	(472,076)	(286,450)
Proceeds from sales of mortgage loans held for sale	178,814	480,977	283,169
Net (increase) in corporate owned life insurance	(4,939)	(5,059)	(6,082)
Net decrease in accrued interest receivable	337	499	1,022
Net increase (decrease) in accrued interest payable	208	(1,675)	(1,728)
Net decrease (increase) in other assets	1,753	(16,355)	(7,841)
Net increase in other liabilities	14,111	3,325	21,771

Net cash provided by operating activities	148,593	124,510	132,692

Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	568,727	1,036,514	575,629
Proceeds from sales	467,928	608,485	300,212
Purchases	(1,036,285)	(1,878,797)	(1,057,730)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	29,684	73,940	35,547
Purchases	(26,743)	(71,655)	(39,796)
Net (increase) in loans	(92,261)	(657,943)	(57,982)
Proceeds from sales of other real estate owned, net of purchases	6,762	2,673	6,526
Proceeds from sales of premises, furniture, and equipment	1,211	1,484	1,446
Proceeds from branch divestiture	—	5,142	—
Purchases of premises, furniture, and equipment	(6,962)	(19,824)	(14,683)
Acquisitions, net of cash acquired	—	(82,909)	—

Net cash (used in) investing activities	(87,939)	(982,890)	(250,831)

Financing Activities
Net increase (decrease) in deposit accounts	90,270	642,154	(20,967)
Net (decrease) increase in borrowed funds	(155,993)	128,239	265,557
Proceeds from the issuance of subordinated debt - trust preferred securities	—	128,715	—
Purchase of treasury stock	(31,240)	(22,404)	(52,117)
Proceeds from the issuance of treasury stock	7	6	9
Cash dividends paid	(41,000)	(35,560)	(32,879)
Exercise of stock options	4,823	3,021	5,278

Net cash (used in) provided by financing activities	(133,133)	844,171	164,881

Net (decrease) increase in cash and cash equivalents	(72,479)	(14,209)	46,742
Cash and cash equivalents at beginning of year	192,689	206,898	160,156

Cash and cash equivalents at end of year	$120,210	$192,689	$206,898

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - First Midwest Bancorp, Inc. (“the Company”) is a Delaware corporation and bank holding company that was incorporated in 1982, began operations on March 31, 1983, and was formed through an exchange of common stock. The Company is headquartered in Itasca, Illinois and has operations primarily located in Northern Illinois, principally in the suburban metropolitan Chicago area. The Company operates two wholly owned subsidiaries (the “Subsidiaries”): First Midwest Bank (the “Bank”) and First Midwest Insurance Company, which is largely inactive. The Company is engaged in commercial and retail banking and offers a comprehensive selection of financial products and services including lending, depository, trust, investment management, insurance, and other related financial services tailored to the needs of its individual, business, institutional, and governmental customers.

Principles of Consolidation - The consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Assets held by its subsidiaries in a fiduciary or agency capacity are not assets of the subsidiaries and, accordingly, are not included in the consolidated financial statements.

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

Use of Estimates - The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and general practice within the banking industry. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements.

Business Combinations - In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” business combinations initiated after June 30, 2001, are accounted for by the purchase method of accounting. Under the purchase method, net assets of the business acquired are recorded at their estimated fair value as of the date of acquisition, with any excess of the cost of the acquisition over the fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the Consolidated Statements of Income from the effective date of acquisition.

Securities - Securities are classified as held to maturity or available for sale at the time of purchase. Securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost. The historical cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security, using the level-yield method. In determining the estimated life of a mortgage-related security, certain judgments are required as to the timing and amount of future principal prepayments. These judgments are made based upon the actual performance of the underlying security and the general market consensus regarding changes in mortgage interest rates. Amortization of premium and accretion of discount is included in interest income from the related security.

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

Loans - Loans are carried at the principal amount outstanding, including certain net deferred loan origination fees. Residential real estate mortgage loans held for sale are carried at the lower of aggregate cost or market value. Interest income on loans is accrued based on principal amounts outstanding. Loan and lease origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans or commitments as a yield adjustment. Other credit-related fees, including line of credit fees are recognized as fee income when earned.

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

Reserve for Loan Losses - The reserve for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. The reserve takes into consideration such factors as changes in the nature, volume, size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience; current economic conditions that affect the borrower’s ability to pay and other pertinent factors. Determination of the reserve is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the reserve, while recoveries of amounts previously charged-off are credited to the reserve. Additions to the reserve for loan losses are charged to operating expense through the provision for loan losses. The amount charged to operating expense in any given year is dependent on a number factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the reserve for loan losses based upon the methodology discussed below.

The reserve for loan losses is the accumulation of three components calculated based on independent methodologies. All components of the reserve for loan losses represent estimations performed pursuant to the requirements of SFAS Statement No. 5, “Accounting for Contingencies,” and SFAS Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan,” and consists of: (i) specific reserves established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates.

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

Foreclosed Real Estate - Foreclosed real estate includes properties acquired in partial or total satisfaction of certain loans and is included in other assets in the accompanying Consolidated Statements of Condition. Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Management periodically reviews the carrying value of foreclosed real estate properties. Any write-downs in the carrying value of a property within 180 days of acquisition are charged against the reserve for loan losses, otherwise they are recognized in operating results in the period realized. Gains or losses on disposition and income or expense from the operations of foreclosed real estate are recognized in operating results in the period they are realized. At December 31, 2004 and 2003, foreclosed real estate totaled $3.7 million and $5.8 million, respectively.

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

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Impairment losses are recorded in other noninterest expense on the Consolidated Statements of Income.

Corporate Owned Life Insurance (“COLI”) - COLI represents life insurance policies on the lives of certain Company officers for which the Company is the beneficiary. These policies are recorded as an asset on the Consolidated Statements of Condition at their cash surrender value, or the amount that could be realized currently. The change in cash surrender value and insurance proceeds received are recorded as COLI income on the Consolidated Statements of Income in noninterest income and is not subject to income taxes based on the Company’s intent and ability to hold the policies.

Goodwill and Other Intangibles - Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill is tested at least annually for impairment, or more often if events or circumstances indicate that there may be impairment. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. Identified intangible assets that have a finite useful life are periodically reviewed to determine whether there have been any events or circumstances to indicate that the recorded amount is not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and, when appropriate, the amortization period is also reduced. Unamortized intangible assets associated with disposed assets are included in the determination of gain or loss on sale of the disposed assets. All of the Company’s other intangible assets have finite lives and are amortized over varying periods not exceeding 11 years.

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

Derivative Financial Instruments - In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, all derivative instruments are recorded on the Consolidated Statements of Condition at fair value. The Company includes the fair value of derivative instruments in other assets and other liabilities in the Consolidated Statements of Condition. Subsequent changes in a derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met.

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

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedge relationships, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of change.

At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued prospectively. SFAS No. 133 basis adjustments recorded on interest - bearing hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when the hedge terminates. The Company does not hold or issue derivative financial instruments for trading purposes.

Income Taxes - The Company and its banking subsidiary file a consolidated Federal income tax return. First Midwest Insurance Company files a separate Federal life insurance company tax return. The provision for income taxes is based upon income in the financial statements, rather than amounts reported on the Company’s income tax return.

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

Earnings Per Share (“EPS”) - Basic EPS is computed by dividing net income by the weighted - average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income by the weighted - average number of common shares outstanding plus all potential common shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s potential common shares represent shares issuable under its long-term incentive compensation plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

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

Pursuant to SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, disclosure requirements, pro forma net income, and earnings per share are presented in the following table as if compensation cost for stock options, net of related tax effects, was determined under the fair value method and amortized to expense over the options’ vesting periods. (Dollar amounts in thousands, except per share data.)

	Years ended December 31,
	2004	2003	2002
Net income, as reported	$99,136	$92,778	$90,150
Less: pro forma expense related to options, net of tax	(1,295)	(1,564)	(2,499)

Pro forma net income	$97,841	$91,214	$87,651

Basic Earnings Per Share:
As reported	$2.13	$1.99	$1.88
Pro forma	$2.11	$1.95	$1.82

Diluted Earnings Per Share:
As reported	$2.12	$1.97	$1.86
Pro forma	$2.09	$1.94	$1.81

Weighted-average assumptions used in the model to determine the fair value of the options granted:
Risk-free interest rate	2.61%	2.27%	4.69%
Expected life of the option (in years)	3.0	3.5	7.8
Expected dividend yield	2.66%	2.72%	2.72%
Expected stock volatility	19%	22%	22%
Weighted-average fair value of options at their grant date	$3.90	$3.58	$6.99

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. Periodically, management will review and adjust the assumptions used to calculate the fair value of an option in order to realign them with current experience. In 2003, management adjusted the expected life of an option and the correlating risk-free interest rate to better reflect historical and expected trends. The Company’s stock options have characteristics significantly different from traded options. Changes in these assumptions can materially affect the fair value estimate, and, as a result, the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options.

For additional details on the Company’s stock-based compensation plans see Note 17, “Stock Option Plans,” commencing on page 68 of this Form 10-K.

Comprehensive Income - Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under U.S. GAAP bypass reported net income. The Company includes changes in unrealized gains or losses, net of tax, on securities available for sale and changes in the fair value of derivatives designated under cash flow hedges in other comprehensive income and is presented in the Consolidated Statements of Changes in Stockholders’ Equity.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS No. 123R permits companies to adopt the recognition requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

The Company currently utilizes a standard option-pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company is currently evaluating the alternative models, including the underlying valuation assumptions and has not yet determined which model it will use to measure the fair value of stock options upon the adoption of SFAS No. 123R.

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when stock options are exercised. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in the Company’s Consolidated Statements of Cash Flows, were $1.4 million, $.9 million, and $1.0 million, respectively, for 2004, 2003, and 2002.

The Company currently expects to adopt SFAS No. 123R effective July 1, 2005; however, the Company has not yet determined which of the aforementioned recognition methods it will use. The Company currently uses the intrinsic value method as permitted by APB 25 to account for its share-based payments to employees, and as such, generally recognizes no compensation expense for employee stock options. Accordingly, adopting SFAS No. 123R will result in the Company recording compensation cost for employee stock options. Subject to a complete review of the requirements of SFAS No. 123R, based on stock options granted through December 31, 2004, and stock options expected to be granted during 2005, the Company expects that the adoption of SFAS No. 123R on July 1, 2005, would reduce both third quarter 2005 and fourth quarter 2005 net income by approximately $.4 million ($.008 per diluted share) each. Future levels of compensation cost recognized related to share-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard. Had the Company adopted stock option expensing in prior periods, the impact would have approximated that as presented in the SFAS No. 123 disclosure of pro-forma net income and earnings per share in Note 1, “Summary of Accounting Policies,” commencing on page 47 of this Form 10-K. For additional information regarding the Company’s stock-based compensation plans, refer to Note 17, “Stock-Based Compensation,” commencing on page 68 of this Form 10-K.

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether that impairment is other-than-temporary, and measuring an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

With the release of FASB Staff Position (“FSP”) EITF Issue 03-1-1 on September 30, 2004, the FASB staff delayed the effective date of the other-than-temporary impairment evaluation guidance of EITF 03-1 (which was initially to be applied prospectively to all current and future investments in interim and annual reporting periods beginning after June 15, 2004). FSP EITF 03-1 delays the effective date of the measurement and recognition guidance until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The disclosure requirements of EITF 03-1 remain in effect and are presented in Note 4, “Securities,” commencing on page 54 of this From 10-K for the periods ended December 31, 2004 and December 31, 2003. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee, the final guidance issued by the FASB, and the Company’s intent and ability to hold the impaired investments at the time of the valuation.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 was issued to address accounting for differences between the contractual cash flows and the cash flows expected to be collected of certain loans and debt securities (structured as loans) when acquired in a transfer, if those differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 could reduce the interest income that is recognized for certain loans and debt securities by requiring that acquired loans and debt securities be recorded at their fair value defined as the present value of future cash flows net of expected credit losses. As a result, an allowance for loan losses would not be recognized at acquisition. Subsequent to the initial acquisition, increases in expected cash flows generally would be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows would be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The Company will continue to evaluate the applicability of this SOP for prospective acquisitions.

3.	ACQUISITION AND DIVESTITURE ACTIVITY

On June 13, 2003, the Company acquired from The Northern Trust Company a single retail branch office located in Chicago, Illinois, which had $102.9 million of deposits and $13.9 million of loans. This acquisition was accounted for under the purchase method of accounting and resulted in the recognition of $18.4 million and $0.9 million in goodwill and core deposit intangibles, respectively. Both the goodwill and core deposit intangibles resulting from the transaction are deductible for income tax purposes.

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

On December 31, 2003, the Company completed the acquisition of CoVest Bancshares, Inc. (the “CoVest Acquisition”), a single bank holding company, in a cash transaction valued at $27.45 per CoVest share, or approximately $102.2 million in the aggregate. CoVest provided retail and commercial banking services to customers through three full service locations in the northwest suburbs of Chicago, Illinois. The transaction, which is accounted for under the purchase method of accounting, included the recognition of $12.9 million of identifiable intangible assets to be amortized over a weighted-average life of 7.1 years and the excess of purchase price over the fair value of identifiable net assets (“goodwill”) of $49.7 million. The goodwill and intangibles resulting from this transaction are not deductible for income tax purposes.

In connection with the CoVest Acquisition, the Company accrued $6.0 million for direct merger-related costs, which was included in the purchase price of the transaction and in the determination of goodwill. The merger-related charges consisted of $4.6 million in employee severance and benefit related costs, $583,000 in contract termination costs, and $777,000 in professional fees. Cash payments totaled $4.5 million and noncash accrual adjustments totaled $351,000. The noncash accrual adjustments were offset to goodwill and were associated with reduced contract termination fees and severance payments. As of December 31, 2004, the remaining $1.1 million accrual represents change-in-control payments, which are in the process of distribution and scheduled to be completed by December 31, 2006.

In addition to the direct merger-related charges, the Company incurred $650,000 during first quarter 2004 related to integrating CoVest operations into the Company, including salaries, retention bonuses, customer product transition brochures, and various system conversion costs.

4.	SECURITIES

The aggregate amortized cost, gross unrealized gains and losses, and market value of securities as of December 31 were as follows. (Dollar amounts in thousands.)

	2004				2003
	Amortized Cost	Gross Unrealized		Market Value	Amortized Cost	Gross Unrealized		Market Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Agency	$141,928	$357	$(263)	$142,022	$219,406	$—	$(2)	$219,404
Collateralized mortgage obligations	898,565	2,378	(8,177)	892,766	901,998	6,175	(5,952)	902,221
Other mortgage-backed securities	393,353	4,843	(1,479)	396,717	255,586	6,142	(266)	261,462
State and municipal	566,425	20,369	(1,794)	585,000	706,741	53,832	(793)	759,780
Other	163,057	28	(152)	162,933	91,848	35	(5,100)	86,783

Total	$2,163,328	$27,975	$(11,865)	$2,179,438	$2,175,579	$66,184	$(12,113)	$2,229,650

Securities Held to Maturity
U.S. Treasury	$1,025	$—	$(4)	$1,021	$1,376	$1	$—	$1,377
U.S. Agency	449	—	(1)	448	176	—	—	176
State and municipal	63,102	47	—	63,149	65,894	67	—	65,961

Total	$64,576	$47	$(5)	$64,618	$67,446	$68	$—	$67,514

Other securities available for sale include Federal Home Loan Bank stock, Federal Reserve Bank stock, Federal National Mortgage Association stock, and other marketable equity securities. The Federal Home Loan Bank stock and the Federal Reserve Bank stock are carried at cost.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of investments with unrealized losses as of December 31, 2004 and 2003. The securities presented are grouped according to the time periods during which the investments have been in a continuous unrealized loss position. (Dollar amounts in thousands.)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2004
U.S. Treasury	$1,021	$4	$—	$—	$1,021	$4
U.S. Agency	52,269	264	—	—	52,269	264
Collateralized mortgage obligations	536,989	4,644	166,315	3,533	703,304	8,177
Other mortgage-backed securities	120,847	1,430	3,668	49	124,515	1,479
State and municipal	42,567	594	49,075	1,200	91,642	1,794
Other	23,605	152	—	—	23,605	152

Total	$777,298	$7,088	$219,058	$4,782	$996,356	$11,870

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2003
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Agency	99,861	2	—	—	99,861	2
Collateralized mortgage obligations	537,323	5,947	41	5	537,364	5,952
Other mortgage-backed securities	77,534	204	7,299	62	84,833	266
State and municipal	53,215	793	—	—	53,215	793
Other	—	—	24,900	5,100	24,900	5,100

Total	$767,933	$6,946	$32,240	$5,167	$800,173	$12,113

At December 31, 2004, gross unrealized losses for the securities portfolio totaled $11.9 million, with $7.1 million or 60% in an unrealized loss position for less than 12 months. At December 31, 2004, 81% of total unrealized losses were comprised of securities issued or guaranteed by U.S. Government-sponsored agencies with price movements in these securities dependent upon movement in the market interest rates, given the negligible inherent credit risk for these securities. The Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost. Management does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment.

The following table presents securities available for sale and held to maturity as of December 31, 2004, by remaining contractual maturity. (Dollar amounts in thousands.)

	Available for Sale		Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
One year or less	$191,851	$192,535	$23,776	$23,788
One year to five years	292,014	299,763	25,229	25,248
Five years to ten years	165,836	171,274	1,470	1,471
After ten years	143,152	147,846	14,101	14,111
Collateralized mortgage obligations	898,565	892,766	—	—
Other mortgage-backed securities	393,353	396,717	—	—
Equity securities	78,557	78,537	—	—

Total	$2,163,328	$2,179,438	$64,576	$64,618

The following table presents proceeds from sales of securities and the components of net security gains for the years ended December 31. (Dollar amounts in thousands.)

	2004	2003	2002
Proceeds from sales	$467,928	$608,485	$300,212
Gross realized gains	$14,725	$4,134	$1,921
Gross realized losses	(6,503)	(1,146)	(1,461)

Net realized gains	$8,222	$2,988	$460

Income taxes on net realized gains	$3,207	$1,165	$179

Included in gross realized losses for 2004 is $5.4 million in other-than-temporary impairment recognized on the Company’s investment in the Federal National Mortgage Association preferred stock.

The carrying value of securities available for sale, securities held to maturity, and securities purchased under agreements to resell, which were pledged to secure deposits and for other purposes as permitted or required by law at December 31, 2004 and 2003 totaled $1.4 billion and $1.5 billion, respectively.

Excluding securities issued by the U.S. Government and its agencies and corporations, there were no investments in securities from one issuer that exceeded 10% of consolidated stockholders’ equity on December 31, 2004 or 2003.

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 14, “Comprehensive Income,” commencing on page 64 of this Form 10-K.

5.	LOANS

Total loans, net of deferred loan fees of $5.2 million at December 31, 2004 and $3.2 million at December 31, 2003, were as follows. (Dollar amounts in thousands.)

	2004	2003
Commercial and industrial	$1,146,168	$1,052,117
Agricultural	107,059	94,983
Real estate – commercial	1,493,855	1,393,420
Real estate – construction	427,248	453,429
Consumer	868,436	895,588
Real estate - 1-4 family	92,512	170,245

Total loans	$4,135,278	$4,059,782

The Company primarily lends to consumers and small to mid-sized businesses in the market areas in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower. The Company believes that such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. As of December 31, 2004 and 2003, there were no significant loan concentrations with any single borrower, industry, or geographic segment.

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral to obtain prior to making a loan. In the event of borrower default, the Company seeks restitution through adherence to state lending laws and the Company’s lending standards and credit monitoring procedures.

The following table summarizes the book value of loans that were pledged to secure deposits and for other purposes as required or permitted by law at December 31, 2004 and 2003. (Dollar amounts in thousands.)

	2004	2003
Loans pledged to secure:
Deposits	$25,864	$54,455
Federal Home Loan Bank Advances	256,141	326,620

Total	$282,005	$381,075

Securitization Activity

During November 2004, the Company securitized $74.2 million of real estate 1-4 family loans, converting the loans into mortgage-backed securities issued through the Federal Home Loan Mortgage Corporation. Accordingly, the securitized amounts were reclassified from loans to securities available-for-sale. The Company retained servicing responsibilities for the mortgages supporting these securities and collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. Subsequent to the securitization, the Company sold $56.4 million of the securities and recorded a pre-tax gain of $1.9 million from the sale. The gain on the sale is included in security gains, net, and the servicing income is included in other service charges, commissions, and fees on the Consolidated Statements of Income. Mortgage loans serviced for and owned by third parties are not included in the Consolidated Statements of Condition. The unpaid principal balance of these loans totaled $73.5 million as of December 31, 2004. The Company retains limited recourse, through November 30, 2011, for credit losses on $26.4 million of the loans securitized during 2004. The dollar amount of the potential recourse to the Company is capped at a certain percentage of the initial balance of the loans for which recourse exists. Accordingly, the Company recorded a liability of $148,000 for the expected costs related to this recourse agreement. Changes in the carrying value of mortgage servicing rights for the year ended December 31, 2004 are summarized as follows. (Dollar amounts in thousands.)

2004
Balance at beginning of year	$—
New servicing assets	824
Amortization	(26)

Balance at end of year	$798

Mortgage servicing rights retained by the Company in a sale or securitization of loans are reported at the lower of amortized cost or fair value and included in other assets in the Consolidated Statements of Condition. Fair value is initially measured based on allocating the previous carrying amount of the assets sold or securitized between the assets sold and the retained interests based on their relative fair values on the date of sale or securitization. Fair value is subsequently determined by estimating the present value of the future cash flows associated with the mortgage loans serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights at December 31, 2004 include prepayment and discount rates. The Company uses market-based data for assumptions related to the valuation of mortgage servicing rights. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing revenues. On a quarterly basis, the Company assesses its capitalized mortgage servicing rights for impairment based on their current fair value. The Company stratifies its servicing rights based on loan type, which it believes is the predominant risk characteristic of the underlying loans. The impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights exceeds the fair value of each individual loan type.

6.	RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve For Loan Losses

A summary of the transactions in the reserve for loan losses follows for the years ended December 31. (Dollar amounts in thousands.)

	2004	2003	2002
Balance at beginning of year	$56,404	$47,929	$47,745
Loans charged-off	(15,081)	(12,105)	(18,177)
Recoveries of loans previously charged-off	2,472	2,555	2,951

Net loans charged-off	(12,609)	(9,550)	(15,226)
Provision for loan losses	12,923	10,805	15,410
Reserve of acquired bank	—	7,220	—

Balance at end of year	$56,718	$56,404	$47,929

Impaired Loans

A portion of the Company’s reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in non-performing assets. A summary of these loans and their related reserve for loan losses is as follows. (Dollar amounts in thousands.)

	2004	2003	2002
Impaired loans:
With valuation reserve required(1)	$6,851	$12,230	$1,587
With no valuation reserve required	10,349	7,508	7,736

Total impaired loans	$17,200	$19,738	$9,323

Valuation reserve related to impaired loans	$5,524	$4,167	$1,336
Average impaired loans	$19,207	$13,924	$10,855
Interest income recognized on impaired loans(2)	$107	$218	$345

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.

(2)	Interest income recognized on impaired loans is recorded using the cash basis of accounting.

No additional funds are committed to be advanced in connection with impaired loans.

7.	PREMISES, FURNITURE, AND EQUIPMENT

Premises, furniture, and equipment at December 31 are summarized as follows. (Dollar amounts in thousands.)

	2004	2003
Land	$29,969	$29,983
Premises	96,020	98,644
Furniture and equipment	69,841	71,518

Total cost	195,830	200,145
Accumulated depreciation	(106,827)	(108,610)

Net book value	$89,003	$91,535

Depreciation expense on premises, furniture, and equipment for the years 2004, 2003, and 2002 totaled, $8.8 million, $8.4 million, and $8.7 million, respectively.

Operating Leases

At December 31, 2004, the Company and the Bank were each obligated under certain noncancellable operating leases for premises and equipment, which expire at various dates through the year 2015. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2004, have initial or remaining noncancellable lease terms in excess of one year. (Dollar amounts in thousands.)

Total
Year-ending December 31,
2005	$1,065
2006	1,262
2007	1,516
2008	1,468
2009	1,437
2010 and thereafter	8,490

Total minimum lease payments	$15,238

Rental expense charged to operations in 2004, 2003, and 2002, amounted to approximately $2.2 million, $2.0 million, and $1.9 million, respectively, including amounts paid under short-term cancelable leases. Occupancy expense has been reduced by rental income from premises leased to others in the amount of $274,000 for 2004, $217,000 for 2003, and $222,000 for 2002.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 which provides that intangible assets with finite lives be amortized and that goodwill and other intangible assets with indefinite lives not be amortized, but rather tested at least annually for impairment. During fourth quarter 2004, the Company performed its annual impairment test, resulting in no impairment for 2004.

The change in the carrying amount of goodwill for the year ended December 31, 2004 is as follows. (Dollar amounts in thousands.)

	2004	2003
Balance at beginning of year	$83,735	$16,397
Goodwill from business combinations	—	67,338
Purchase accounting adjustments	812	—

Balance at end of year	$84,547	$83,735

Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations and adjustments to initial estimates recorded for transaction costs or exit liabilities.

The Company has other intangible assets capitalized on its Consolidated Statements of Condition in the form of core deposit premiums and a noncompete agreement. In accordance with SFAS No. 142, these intangible assets are being amortized over their estimated useful lives, which range from 3 to 12 years. The Company reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. A summary of the Company’s other intangible assets follows. (Dollar amounts in thousands.)

	2004				2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)
Other intangible assets:
Core deposit premium	$13,834	$2,002	$11,832	6.4	$15,071	$38	$15,033	7.3
Noncompete agreement	500	167	333	2.0	500	—	500	3.0

Total other intangible assets	$14,334	$2,169	$12,165	6.2	$15,571	$38	$15,533	7.1

Amortization expense of other intangible assets totaled $2.1 million, $38,000, and $1.3 million for the years ended December 31, 2004, 2003, and 2002, respectively. Amortization expense on other intangible assets is expected to total $2.1 million in 2005 and 2006, $2.0 million in 2007, $1.9 million in 2008, and $1.5 million in 2009.

9.	DEPOSITS

The following is a summary of deposits at December 31. (Dollar amounts in thousands.)

	2004	2003
Demand deposits	$922,540	$859,080
Savings deposits	644,664	629,505
NOW accounts	891,378	890,461
Money market deposits	691,648	740,009
Time deposits less than $100,000	1,236,370	1,119,495
Time deposits of $100,000 or more	518,778	576,558

Total deposits	$4,905,378	$4,815,108

The scheduled maturities of time deposits as of December 31, 2004, for the years 2005 through 2010 and thereafter, were as follows. (Dollar amounts in thousands.)

Total
Year ending December 31,
2005	$1,145,875
2006	457,119
2007	84,936
2008	32,509
2009	34,521
2010 and thereafter	188

Total	$1,755,148

10.	BORROWED FUNDS

The following is a summary of borrowed funds for the years ended December 31. (Dollar amounts in thousands.)

	2004	2003
Securities sold under agreements to repurchase	$404,589	$564,709
Federal funds purchased	300,000	315,000
Federal Home Loan Bank advances	513,743	491,373
Other borrowed funds	—	590

Total borrowed funds	$1,218,332	$1,371,672

Securities sold under agreements to repurchase and Federal funds purchased generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Condition. Repurchase agreements are secured by U.S. Treasury and U.S. Agency securities and, if required, are held in third party pledge accounts. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2004, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceed 10% of stockholders’ equity.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) and has access to term financing from the FHLB. These advances are secured by qualifying residential and multi-family mortgages and mortgage-related securities. At December 31, 2004, all advances from the FHLB are fixed rate with interest payable monthly. As of December 31, 2004, the maturity and rate schedule for FHLB advances is as follows. (Dollar amounts in thousands.)

Maturity	Advance Amount	Rate (%)
March 16, 2005	$25,000	1.23
March 31, 2005	48,000	1.27
April 15, 2005	67,000	1.47
April 29, 2005	25,000	1.78
May 2, 2005	50,000	1.76
May 13, 2005	50,000	1.58
October 3, 2005	50,000	1.85
October 3, 2005	50,000	1.82
October 31, 2005	75,000	2.10
December 19, 2005	25,000	2.17
December 19, 2005	12,000	2.03
March 15, 2006	14,900	1.70
May 30, 2006	3,000	2.06
July 24, 2006	5,151	4.17
January 15, 2008(1)	10,692	4.63
May 28, 2008	3,000	2.77

	$513,743	1.81

(1)	Callable quarterly, in whole or in part, at the discretion of the Federal Home Loan Bank of Chicago.

Other borrowed funds consist of term Federal funds purchased, treasury tax and loan deposits, and short-term credit arrangements with unaffiliated banks and are generally repaid daily. None of the Company’s borrowings have any related compensating balance requirements that restrict the usage of Company assets.

Exclusive of the Federal Reserve Bank’s primary credit program, the Company had $917.8 million of unused short-term credit lines available for use at December 31, 2004.

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

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), FMCT I qualifies as a variable interest entity for which the Company is not the primary beneficiary and therefore ineligible for consolidation. Accordingly, the trust is not consolidated in the Company’s financial statements and is accounted for using the equity method. The subordinated debentures issued by the Company to the trust are reflected in the Company’s Consolidated Statement of Condition as “Subordinated Debt - Trust Preferred Securities” with the corresponding interest distributions recorded as interest expense. The common shares issued by the trust are included in other assets in the Company’s Consolidated Statements of Condition.

The trust preferred securities are tax-advantaged issues and currently qualify for Tier 1 capital treatment under the Federal Reserve Board (“FRB”) guidelines. As a result of the issuance of FIN 46R, the FRB is currently evaluating whether de-consolidation of the trust will affect the qualification of the trust preferred securities as Tier 1 capital. Refer to Note 2, “Recent Accounting Pronouncements,” and Note 19, “Regulatory and Capital Matters,” commencing on pages 52 and 70, respectively, of this Form 10-K for additional details regarding risk-based capital ratios.

The common stock, preferred securities, and related debentures as of December 31 are summarized as follows. (Dollar amounts in thousands.)

Issuance Trust	Issuance Date	Common Shares Issued	Trust Preferred Securities Issued(1)	Coupon Rate(2)	Maturity	Principal Amount of Debentures(3)
						2004	2003
First Midwest Capital Trust I	Nov. 2003	$3,866	125,000	6.95%	Dec. 1, 2033	$129,294	$128,716

(1)	The trust preferred securities accrue distributions at a rate equal to the interest rate and maturity identical to that of the related debentures. The trust preferred securities will be redeemed upon maturity of the related debentures.

(2)	The coupon rate is fixed with distributions payable semi-annually. The Company has the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided no extension period may extend beyond the stated maturity of the debentures. During such extension period, distributions on the trust preferred securities will also be deferred, and the Company’s ability to pay dividends on its common stock will be restricted.

(3)	The Company has the right to redeem its debentures: (i) in whole or in part at any time and (ii) in whole at any time within 90 days after the occurrence of a “Tax Event,” an “Investment Company Act Event,” or a “Regulatory Capital Event,” (as defined in the indenture pursuant to which the debentures were issued), subject to regulatory approval. If the debentures are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments from the redemption date to the maturity date discounted at the Adjusted Treasury Rate (as defined in the indenture), plus any accrued but unpaid interest. Included in the carrying value are unamortized discounts of $144,900 at December 31, 2004 and $149,900 at December 31, 2003 and a basis adjustment related to fair value hedges of $572,400 as of December 31, 2004. Refer to Note 12, “Derivative Instruments and Hedging Activities,” commencing on page 62 of this Form 10-K.

During January 2004, the Company effectively converted $25 million of the debentures to a floating-rate basis with the use of an interest rate swap. The swap qualifies as a fair value hedge, and, in accordance with SFAS No. 133, the carrying value of the debentures was adjusted by the change in its fair value since designation as a hedged liability. Refer to Note 12, “Derivative Instruments and Hedging Activities,” commencing on page 62 of this Form 10-K.

12.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. Derivatives are also implicit in certain contracts and commitments. SFAS No. 133 requires all derivative instruments to be carried at fair value on the balance sheet and provides special hedge accounting provisions that permit the change in fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative. Note 1, “Summary of Significant Accounting Policies,” commencing on page 47 of this Form 10-K, provides further detail on how derivative instruments are accounted for in the financial statements. The Company usually designates derivative instruments used to manage interest rate risk into SFAS No. 133 hedge relationships with the specific assets, liabilities, or cash flows being hedged. Some derivative instruments used for interest rate risk management may not be designated in a SFAS No. 133 hedge relationship. Such will be the case if the derivative instrument is being used to offset risk related to an asset or liability that is accounted for at fair value in the financial statements, if the derivative instrument has been moved out of a SFAS No. 133 relationship because the hedge was deemed not effective, or if operational or cost constraints make it prohibitive to apply hedge accounting.

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

As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk is the adverse effect a change in interest rates, currency, equity prices, or implied volatility has on the value of a financial instrument. Market risk associated with changes in interest rates is managed by establishing and monitoring limits as to the degree of risk that may be undertaken as part of the Company’s overall market risk monitoring process, which includes the use of net interest income and economic value of equity simulation methodologies. This process is carried out by the Company’s Asset Liability Management Committee. See further discussion of this process in Item 7a, “Qualitative and Quantitative Disclosures About Market Risk,” commencing on page 38 of this Form 10-K.

Credit risk occurs when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivatives, applying uniform credit standards maintained for all activities with credit risk, and collateralizing gains. The Company maintains a policy limiting credit exposure to any one counterparty to not more than 2.5% of stockholders’ equity. Additionally, the Company has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. On December 31, 2004, these collateral agreements covered 100% of the notional amount of the Company’s interest rate swaps outstanding. Net losses with counterparties must be collateralized, at the Company’s discretion, with either cash or U.S. Government and U.S. Government sponsored agency securities. The Company had pledged cash of $123,000 as of December 31, 2004 and $914,000 as of December 31, 2003 to collateralize net losses with counterparties.

Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations and expected lives presented in the following table are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31, 2004 and 2003.

Fair Value Hedge - During 2004 and 2003, the Company hedged the fair value of fixed rate commercial real estate loans through the use of pay fixed, receive variable interest rate swaps. Also in 2004, the Company hedged the fair value of fixed rate, subordinated debt – trust preferred securities, through the use of pay variable, receive fixed interest rate swaps. The Company recognized no ineffectiveness on its fair value hedges, and no gains or losses were recognized related to components of derivative instruments that were excluded from the assessment of hedge ineffectiveness during 2004 and 2003.

Cash Flow Hedges - During 2004 and 2003, the Company hedged cash flow variability related to certain indexed deposit and loan accounts through the use of interest rate swaps. The Company recognized no ineffectiveness on its cash flow hedges, and no gains or losses were recognized related to components of derivative instruments that were excluded from the assessment of hedge ineffectiveness during 2004 and 2003.

Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. Accumulated other comprehensive income included a deferred after-tax net gain of $287,000 at December 31, 2004 and a deferred after-tax net loss of $328,000 at December 31, 2003 for the derivatives used to hedge changes in cash flows. See Note 14, “Comprehensive Income,” commencing on page 65 of this Form 10-K, for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative gain included in other comprehensive income at December 31, 2004 related to the derivatives used to hedge changes in cash flows is projected to be reclassified into interest expense (income) in conjunction with the recognition of interest payments (receipts) on funding products through June 2006, with $437,000 of the net gain expected to be reclassified within the next year. During 2004 and 2003, pretax losses of $611,000 and $1.0 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products.

Other Derivative Activities - The Company’s derivative portfolio also includes derivative instruments not designated in a SFAS No. 133 hedge relationship. Those instruments include commitments for real estate 1-4 family mortgage loans held for sale and an interest rate cap. The Company does not enter into derivative transactions for purely speculative purposes. The effect of the mortgage loan commitments was not material for any period presented.

Summary information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS No. 133 at December 31 were as follows. (Dollar amounts in thousands.)

	2004	2003	2002
Fair Value Hedges
Notional amount outstanding	$42,527	$1,923	$—
Weighted-average interest rate paid	4.23%	2.75%	—
Weighted-average interest rate received	5.26%	1.32%	—
Weighted-average maturity (in years)	18.97	4.38	—
Derivative asset fair value	$443	$38	$—

Cash Flow Hedges
Notional amount outstanding	$120,000	$75,000	$125,000
Weighted-average interest rate paid	2.34%	2.30%	4.76%
Weighted-average interest rate received	1.92%	1.14%	1.39%
Weighted-average maturity (in years)	0.91	1.66	0.64
Derivative asset (liability) fair value	$471	$(538)	$(1,063)

13.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31. (Dollar amounts in thousands.)

	2004	2003	2002
Basic earnings per share:
Net income	$99,136	$92,778	$90,150
Average common shares outstanding	46,469	46,671	48,074
Basic earnings per share	$2.13	$1.99	$1.88
Diluted earnings per share:
Net income	$99,136	$92,778	$90,150
Average common shares outstanding	46,469	46,671	48,074
Dilutive effect of stock options	391	311	341

Diluted average common shares outstanding	46,860	46,982	48,415

Diluted earnings per share	$2.12	$1.97	$1.86

During 2004, 2003, and 2002, options to purchase 21,200 shares, 369,700 shares, and 353,800 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Company’s common stock, and, therefore, the effect would be antidilutive.

14.	COMPREHENSIVE INCOME

Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders’ equity that are not considered part of net income. Currently, the Company’s components of other comprehensive income are the unrealized gains (losses) on securities available for sale and on certain derivatives. The following table summarizes the related before and after tax amounts for the years ended December 31. (Dollar amounts in thousands.)

	2004	2003	2002
Unrealized holding (losses) gains on available for sale securities arising during the period:
Unrealized net (losses) gains	$(29,857)	$(8,534)	$54,185
Related tax (benefit) expense	(11,644)	(3,327)	21,132

Net	(18,213)	(5,207)	33,053

Less: Reclassification adjustment for net gains realized during the period:
Realized net gains on available for sale securities	8,104	2,988	206
Related tax expense	3,161	1,166	81

Net	4,943	1,822	125

Net unrealized holding (losses) gains on available for sale securities	(23,156)	(7,029)	32,928

Unrealized holding gains (losses) on derivatives used in cash flow hedging relationships arising during the year:
Unrealized net gains (losses)	398	(502)	(1,107)
Related tax expense (benefit)	155	(195)	(432)

Net	243	(307)	(675)

Less: Amounts reclassified to interest expense:
Realized net (losses) on cash flow hedges	(611)	(1,027)	(3,028)
Realized tax (benefit)	(239)	(400)	(1,181)

Net	(372)	(627)	(1,847)

Net unrealized holding gains on derivatives used in cash flow hedging relationships	615	320	1,172

Total other comprehensive (loss) income	$(22,541)	$(6,709)	$34,100

Activity in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2002 through 2004 was as follows. (Dollar amounts in thousands.)

	Accumulated Unrealized Gains on Securities Available for Sale	Accumulated Unrealized Gains (Losses) on Hedging Activities	Accumulated Other Comprehensive Income
Balance, December 31, 2001	$7,085	$(1,820)	$5,265
2002 change	32,928	1,172	34,100

Balance, December 31, 2002	40,013	(648)	39,365
2003 change	(7,029)	320	(6,709)

Balance, December 31, 2003	32,984	(328)	32,656
2004 change	(23,156)	615	(22,541)

Balance, December 31, 2004	$9,828	$287	$10,115

15.	INCOME TAXES

Total income taxes (benefits) reported in the Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002 include the following components. (Dollar amounts in thousands.)

	2004	2003	2002
Current tax expense (benefit):
Federal	$32,318	$28,850	$30,874
State	(1,992)	(26)	705

Total	30,326	28,824	31,579

Deferred tax expense (benefit):
Federal	1,012	907	512
State	1,510	1,158	42

Total	2,522	2,065	554

Total income tax expense	$32,848	$30,889	$32,133

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded. Deferred tax assets and liabilities as of December 31, 2004 and 2003 were as follows. (Dollar amounts in thousands.)

	2004	2003
Deferred tax assets:
Reserve for loan losses	$19,851	$19,742
Unrealized losses	2,405	951
Accrued retirement benefits	1,523	1,306
State tax benefits	345	1,327
Other	2,095	1,890

Total deferred tax assets	26,219	25,216

Deferred tax liabilities:
Purchase accounting adjustments and intangibles	(3,645)	(3,767)
Dividends receivable	(6,386)	(4,966)
Deferred loan fees	(4,530)	(3,230)
Other	(2,544)	(1,617)

Total deferred tax liabilities	(17,105)	(13,580)

Net deferred tax assets	9,114	11,636

Tax effect of adjustments related to other comprehensive income	(6,467)	(20,878)

Net deferred tax (liabilities) assets including adjustments	$2,647	$(9,242)

Net deferred tax assets are included in other assets and net deferred tax liabilities are included in other liabilities in the accompanying Consolidated Statements of Condition. Management believes that it is more likely than not that the deferred tax assets will be fully realized, therefore no valuation allowance has been recorded as of December 31, 2004 or 2003.

The differences between the statutory Federal income tax rate and the effective tax rate on income for the years ended December 31 are as follows.

	2004	2003	2002
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income, net of interest expense disallowance	(8.2%)	(8.9%)	(7.1%)
State income tax, net of Federal tax effect	(0.2%)	0.1%	0.4%
Other, net	(1.7%)	(1.2%)	(2.0%)

Effective tax rate	24.9%	25.0%	26.3%

As of December 31, 2004, 2003, and 2002, the Company’s retained earnings includes an appropriation for an acquired thrift’s tax bad debt reserves of approximately $2.5 million for which no provision for Federal or state income taxes has been made. If, in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, Federal and state income taxes would be imposed at the then applicable rates.

16.	EMPLOYEE BENEFIT PLANS

Savings and Profit Sharing Plan - The Company has a defined contribution retirement savings plan (the “Plan”) which allows qualified employees, at their option, to make contributions up to 15% of pre-tax base salary through salary deductions under Section 401(k) of the Internal Revenue Code. At the employees’ direction, employee contributions are invested among a variety of investment alternatives. For employees who make voluntary contributions to the Plan, the Company contributes an amount equal to 2% of the employee’s compensation. At the Company’s discretion, an additional profit sharing amount may also be contributed up to a maximum of 6%. The Company’s matching contribution vests immediately, while the discretionary component gradually vests over 7 years based on the employee’s years of service. The cost of providing this plan was $4.3 million, $4.1 million, and $4.0 million in 2004, 2003, and 2002, respectively. The number of shares of the Company common stock held by the Plan was 1,784,808 at December 31, 2004 and 1,964,540 at December 31, 2003. The fair value of Company shares held by the Plan at December 31, 2004 and 2003 was $64.8 million and $63.7 million, respectively. The Plan received $1.6 million in dividends during 2004 and $1.5 million during 2003.

Pension Plan - The Company sponsors a noncontributory defined benefit retirement plan (the “Pension Plan”) covering substantially all full-time employees that provides for retirement benefits based upon years of service and compensation levels of the participants. Actuarially determined pension costs are charged to current operations. The Company’s funding policy is to contribute amounts to its plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate.

Pursuant to the disclosure requirements of revised FASB Statement No. 132, “Employers’ Disclosures About Pension and Other Postretirement Benefits,” the following table summarizes the Pension Plan’s costs and obligations to participants for the years ended December 31. Amounts are based on an actuarial measurement date of December 31. (Dollar amounts in thousands.)

	2004	2003
Accumulated benefit obligation	$27,007	$22,454

Change in benefit obligation:
Projected benefit obligation at beginning of year	$33,561	$26,316
Service cost	4,123	3,218
Interest cost	2,090	1,770
Actuarial losses	2,867	4,145
Benefits paid	(2,203)	(1,888)

Projected benefit obligation at end of year	$40,438	$33,561

	2004	2003
Change in plan assets:
Fair value of plan assets of beginning of year	$24,367	$17,949
Actual return on plan assets	2,468	2,906
Benefits paid	(2,203)	(1,888)
Employer contributions	4,885	5,400

Fair value of plan assets at end of year	$29,517	$24,367

Reconciliation of funded status:
Funded status	$(10,921)	$(9,194)
Unamortized prior service cost	32	41
Unrecognized net actuarial losses	15,693	13,587

Net amount recognized	$4,804	$4,434

Amounts recognized in the consolidated statements of condition consist of:
Prepaid benefit cost	$4,804	$4,434

Weighted-average assumptions at the end of the year used to determine the actuarial present value of the projected benefit obligation:
Discount rate	6.00%	6.25%
Rate of compensation increase	4.50%	4.50%

Net periodic benefit pension expense for the years ended December 31 included the following components. (Dollar amounts in thousands.)

	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$4,123	$3,218	$2,797
Interest cost	2,090	1,770	1,539
Expected return on plan assets	(2,474)	(2,168)	(1,945)
Recognized net actuarial loss	768	402	96
Amortization of prior service cost	8	8	(26)

Net periodic cost	$4,515	$3,230	$2,461

Weighted-average assumptions used to determine the net periodic cost:
Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	8.50%	8.75%	9.00%
Rate of compensation increase	4.50%	4.50%	4.50%

The asset allocation for the Pension Plan assets as of the measurement date, by asset category, is as follows.

	Target Allocation 2005	Percentage of Plan Assets
		2004	2003
Asset Category:
Equity securities	50-60%	59%	50%
Fixed income	30-45%	28%	44%
Cash equivalents	2-10%	13%	6%

Total		100%	100%

At December 31, 2004, asset category allocations were outside the target range due to a December employer contribution included in cash equivalents. On January 31, 2005, subsequent to investing this contribution, allocations were 60% equity, 34% fixed income, and 6% cash equivalents.

Unrecognized net actuarial losses –To the extent the cumulative actuarial losses exceed 10% of the greater of the benefit obligation or the market-related value of the Pension Plan assets, the Company’s policy for recognizing the Pension Plan’s unrecognized net actuarial losses into income is to amortize the actuarial losses over the future working life of the Pension Plan participants. The recognized net actuarial loss is a component of the net periodic benefit cost. Amortization of the unrecognized net actuarial losses is not expected to have a material impact on the Company’s future results of operations, financial position, or liquidity.

Determination of expected long-term rate of return - The expected long-term rate of return for the Pension Plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% - 11% over the long-term, while cash and fixed income is expected to return between 4% and 6%. Based on historical experience, the Company’s Retirement Plans Committee (the “Committee”) expects that the Plan’s asset managers will provide a modest (.5% - 1% per annum) premium to their respective market benchmark indices.

Investment policy and strategy – The investment objective of the Plan is to maximize the return on Plan assets over a long time horizon, while meeting the Plan obligations. In establishing its investment policies and asset allocation strategies, the Company considers expected returns and the volatility associated with different strategies. The policy, as established by the Committee, is to provide for growth of capital with a moderate level of volatility by investing assets per the target allocations stated above. The Committee decided to invest in traditional (i.e., publicly traded securities) and not alternative asset classes (e.g., private equity, hedge funds, real estate, etc.) The assets are reallocated as needed by the fund manager to meet the above target allocations, and the investment policy is reviewed on a quarterly basis, under the advisement of a certified investment advisor, to determine if the policy should be changed.

Based on the actuarial assumptions, the Company expects to make $6.5 million in employer contributions to the Pension Plan in 2005. Estimated pension benefit payments, which reflect expected future service, for fiscal years 2005 through 2014, are as follows. (Dollar amounts in thousands.)

2005	$324
2006	412
2007	570
2008	816
2009	946
2010-2014	9,952

17.	STOCK-BASED COMPENSATION

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

Since the inception of the Omnibus Plan, in February of each year certain key employees have been granted nonqualified stock options. The option exercise price is set at the fair market value of the Company common stock on the date the options are granted. All options have a term of ten years from the date of grant and vest over three years (subject to accelerated vesting in connection with death, disability or a change-in-control, as defined in the Omnibus Plan), with 50% exercisable after two years from the date of grant and the remaining 50% exercisable three years after the grant date.

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

A summary of the nonqualified stock option transactions under the Omnibus Plan and Directors Plan for the periods noted are as follows. (Number of shares in thousands.)

	Years ended December 31,
	2004		2003		2002
	Options	Average Exercise Price	Options	Average Exercise Price	Options	Average Exercise Price
Outstanding at beginning of year	2,130	$23.17	2,063	$21.88	2,069	$19.34
Granted	634	33.91	575	26.55	596	28.86
Exercised	(659)	21.63	(469)	21.33	(580)	19.84
Forfeited	(49)	29.65	(31)	26.26	(16)	25.01
Expired	(4)	32.43	(8)	27.95	(6)	28.72

Outstanding at end of year	2,052	$26.82	2,130	$23.17	2,063	$21.88

Exercisable at end of year	899	$22.31	1,074	$19.87	989	$19.55

The following is a summary of options outstanding and exercisable at December 31, 2004. (Number of shares in thousands.)

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Life (1)	Average Exercise Price	Number Exercisable	Average Exercise Price
$10.77 - $22.40	459	3.77	$18.29	459	$18.29
$22.41 - $26.26	643	7.45	25.09	218	22.83
$26.27 - $32.72	723	7.83	30.90	193	29.47
$32.73 - $38.02	227	5.49	35.97	29	34.49

Total	2,052	6.54	$26.82	899	$22.31

(1)	Represents the average contractual life remaining in years.

18.	STOCKHOLDER RIGHTS PLAN

On February 15, 1989, the Board of Directors of the Company adopted a Stockholder Rights Plan. Pursuant to that Plan, the Company declared a dividend, paid March 1, 1989, of one right (“Right”) for each outstanding share of the Company common stock held on record on March 1, 1989 pursuant to a Rights Agreement dated February 15, 1989. The Rights Agreement was amended and restated on November 15, 1995 and again on June 18, 1997 to exclude an acquisition. As amended, each right entitles the registered holder to purchase from the Company 1/100 of a share of Series A Preferred Stock for a price of $100, subject to adjustment. The Rights will be exercisable only if a person or group has acquired, or announces the intention to acquire, 10% or more of the Company’s outstanding shares of common stock. The Company is entitled to redeem each for $0.01, subject to adjustment, at any time prior to the earlier of the tenth business day following the acquisition by any person or group of 10% or more of the outstanding shares of the Company common stock, or the expiration of the Rights in November, 2005.

As a result of the Rights distribution, 600,000 of the 1,000,000 shares of authorized preferred stock were reserved for issuance as Series A Preferred Stock.

19.	REGULATORY AND CAPITAL MATTERS

The Company and its subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Bank is required to maintain reserves against deposits. Reserves are held either in the form of vault cash or non-interest bearing balances maintained with the Federal Reserve Bank and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. At December 31, 2004 and 2003, reserve balances of $75.9 million and $69.2 million, respectively, were maintained in fulfillment of these requirements.

Under current Federal Reserve regulations, the Bank is limited in the amount it may loan or advance to the Parent Company and its nonbank subsidiaries. Loans or advances to a single subsidiary may not exceed 10% and loans to all subsidiaries may not exceed 20% of the bank’s capital stock and surplus, as defined. Loans from subsidiary banks to nonbank subsidiaries, including the Parent Company, are also required to be collateralized.

The principal source of cash flow for the Company is dividends from its banking and other subsidiaries. Various Federal and state banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by its subsidiary bank. Future payment of dividends by the subsidiaries is dependent on individual regulatory capital requirements and levels of profitability. Without prior regulatory approval, the subsidiary bank can initiate aggregate dividend payments in 2005 of $19.7 million plus an additional amount equal to their net profits for 2005, as defined by statute, up to the date of any such dividend declaration. Since the Company is a legal entity, separate and distinct from its subsidiaries, the dividends of the Company are not subject to such bank regulatory guidelines.

The Company and the Bank are also subject to various capital requirements set up and administered by the Federal banking agencies. Under capital adequacy guidelines, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components of capital and assets, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. As of December 31, 2004, the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.

The Federal Reserve Board (“FRB”), the primary regulator of the Company and its subsidiary bank, establishes minimum capital requirements that must be met by member institutions. As of December 31, 2004, the most recent regulatory notification classified the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the subsidiary bank’s classification.

The following table presents the actual capital ratios for the Company and its subsidiary banks as of the dates presented and the capital guidelines established by the FRB to be categorized as adequately capitalized and “well capitalized.” (Dollar amounts in thousands.)

	First Midwest Actual		For Capital Adequacy Purposes		Well Capitalized for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2004:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$607,028	11.52%	$421,402	8.00%	$526,753	10.00%
First Midwest Bank	554,449	10.58	419,391	8.00	524,239	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	550,310	10.45	210,701	4.00	316,052	6.00
First Midwest Bank	497,731	9.49	209,695	4.00	314,543	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	550,310	8.16	202,312	3.00	337,186	5.00
First Midwest Bank	497,731	7.41	201,496	3.00	335,826	5.00

	First Midwest Actual		For Capital Adequacy Purposes		Well Capitalized for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2003:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$572,815	11.41%	$401,620	8.00%	$502,025	10.00%
First Midwest Bank	494,221	10.82	365,526	8.00	456,907	10.00
CoVest Banc	50,317	12.01	33,524	8.00	41,904	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	516,411	10.29	200,810	4.00	301,215	6.00
First Midwest Bank	445,037	9.74	182,763	4.00	274,144	6.00
CoVest Banc	45,006	10.74	16,762	4.00	25,143	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	516,411	8.49	182,481	3.00	304,135	5.00
First Midwest Bank	445,037	7.26	183,774	3.00	306,290	5.00
CoVest Banc	45,006	7.55	17,887	3.00	29,812	5.00

As discussed in Note 11, “Subordinated Debt – Trust Preferred Securities,” commencing on page 61 of this Form 10-K, the capital securities held by FMCT I qualify as Tier 1 capital for the Company under FRB guidelines. In calculating the amount of Tier 1 qualifying capital, the FRB currently allows the inclusion in Tier 1 capital securities such as the capital securities issued by FMCT I up to an amount not to exceed 25% of core capital components, as defined by the FRB. As of December 31, 2004, the Company’s core capital components totaled $647.0 million, of which $125.0 million, or 19.3% would have been attributable to the capital securities.

20.	COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

Credit Extension Commitments and Guarantees

In the normal course of business, the Company enters into a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers, to reduce its exposure to fluctuations in interest rates and to conduct lending activities. These instruments principally include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Condition. The contractual or notional amounts of these financial instruments at December 31 were as follows. (Dollar amounts in thousands.)

	2004	2003
Commitments to extend credit:
Home equity lines	$282,247	$252,892
All other commitments	1,099,025	913,517

Letters of credit:
Standby	128,799	105,709
Commercial	4,981	755

Recourse on assets securitized	26,365	—

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

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party and are most often issued in favor of a municipality where construction is taking place to ensure that the borrower adequately completes the construction. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party. This type of letter of credit is issued through a correspondent bank on behalf of a customer who is involved in an international business activity such as the importing of goods.

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements is represented by the contractual amount of the commitment. The carrying value of the Company’s standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $770,000 as of December 31, 2004 and $449,000 as of December 31, 2003. The current liability reflects the fair value of the guarantee associated with standby letters of credit originated since January 1, 2003, the implementation date of the recognition provisions of FIN 45. As of December 31, 2004, standby letters of credit had a remaining weighted-average term of approximately 16.3 months, with remaining actual lives ranging from less than 1 year to 10.9 years. If a commitment is funded, the Company may seek recourse through the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

The Company is obligated under recourse provisions related to the securitization of certain loans. The contract amount of these loans was $26.4 million as of December 31, 2004. For additional discussion regarding the securitization of the loans, refer to Note 5, “Loans,” commencing on page 56 of this Form 10-K.

Legal Proceedings

As of December 31, 2004, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of December 31, 2004.

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

The Company owns 100% of the common stock of a business trust that was formed in November 2003 to issue trust preferred securities to third party investors. The trust’s only assets as of December 31, 2004 were the $128.7 million principal balance of the debentures issued by the Company and the related interest receivable of $746,000 that were acquired by the trust using proceeds from the issuance of preferred securities and common stock. The trust meets the FIN 46R definition of a VIE, but the Company is not the primary beneficiary of the trust. Accordingly, the trust is not consolidated in the Company’s financial statements and is accounted for using the equity method. The subordinated debentures issued by the Company to the trust are reflected in the Company’s Consolidated Statements of Condition as “Subordinated debt—trust preferred securities.”

As part of the CoVest Acquisition, the Company acquired interests in 20 trust preferred capital security issuances. Although these investments may meet the FIN 46R definition of a VIE, the Company is not the primary beneficiary. The Company accounts for its interest in these investments as available for sale securities. The Company’s maximum exposure to loss is limited to its investment in these VIEs, which at December 31, 2004 had a total book and market value of $1.8 million.

The Company has a significant limited partner interest in 12 low-income housing tax credit partnerships and limited liability corporations, which were acquired at various times from 1997 to 2004. These entities meet the FIN 46R definition of a VIE. Since the Company is not the primary beneficiary of the entities, it will continue to account for its interest in these partnerships on the cost method. Exposure to loss as a result of its involvement with these entities is limited to the approximately $5.2 million book basis of the Company’s investment, $4.0 million of which the Company is obligated to pay but has not yet funded.

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

Short-Term Financial Assets and Liabilities – For financial instruments with a short or no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks, funds sold and other short-term investments, mortgages held for sale, corporate owned life insurance, accrued interest receivable, and accrued interest payable.

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

Deposit Liabilities - The fair values disclosed for demand deposits, savings deposits, NOW accounts, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value for fixed-rate time deposits was estimated using present value techniques by discounting the future cash flows based on the LIBOR yield curve.

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

Standby Letters of Credit – The fair value of standby letters of credit represent deferred fees arising from the related off-balance sheet financial instruments. These deferred fees approximate the fair value of these instruments and are based on several factors, including the remaining terms of the agreement and the credit standing of the customer.

Commitments - Given the limited interest rate exposure posed by the commitments outstanding at year-end due to their general variable nature, coupled with the general short-term nature of the commitment periods entered into, termination clauses provided in the agreements, and the market rate of fees charged, the Company has estimated the fair value of commitments outstanding to be immaterial.

The carrying amount and estimated fair value of the Company’s financial instruments at December 31 are as follows. (Dollar amounts in thousands.)

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$119,880	$119,880	$186,900	$186,900
Funds sold and other short-term investments	330	330	5,789	5,789
Mortgages held for sale	4,251	4,251	9,620	9,620
Securities available for sale	2,179,438	2,179,438	2,229,650	2,229,650
Securities held to maturity	64,576	64,618	67,446	67,514
Loans, net of reserve for loan losses	4,078,560	4,075,674	4,003,378	4,018.977
Accrued interest receivable	30,169	30,169	30,506	30,506
Investment in corporate owned life insurance	151,359	151,359	146,421	146,421
Derivative assets	914	914	38	38

Financial Liabilities:
Deposits	$4,905,378	$4,904,777	$4,815,108	$4,825,683
Borrowed funds	1,218,332	1,215,089	1,371,672	1,373,032
Subordinated debt-trust preferred securities	129,294	140,451	128,716	130,721
Accrued interest payable	7,036	7,036	6,828	6,828
Derivative liabilities	—	—	538	538
Standby letters of credit	770	770	449	449

23.	SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosures to the Consolidated Statements of Cash Flows for the three years ended December 31 are as follows. (Dollar amounts in thousands.)

	2004	2003	2002
Income taxes paid	$24,543	$30,573	$27,495
Interest paid to depositors and creditors	86,270	82,988	112,638
Non-cash transfers of loans to foreclosed real estate	4,156	2,677	8,216
Dividends declared but unpaid	11,093	10,264	8,982
Non-cash transfer of loans to securities available-for-sale	74,191	—	—

24.	RELATED PARTY TRANSACTIONS

The Company, through its subsidiary bank, has made loans and had transactions with certain of its directors and executive officers. However, all such loans and transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. The Securities and Exchange Commission has determined that, with respect to the Company and its significant subsidiaries, disclosure of borrowings by directors and executive officers and certain of their related interests should be made if the loans are greater than 5% of stockholders’ equity, in the aggregate. These loans aggregating $2.3 million at December 31, 2004 and $1.1 million at December 31, 2003 were not greater than 5% of stockholders’ equity at December 31, 2004 or 2003, respectively.

25.	CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company. (Dollar amounts in thousands.)

Statements of Condition

(Parent Company only)

	December 31,
	2004	2003
Assets
Cash and interest-bearing deposits	$59,867	$31,936
Investment in and advances to subsidiaries	596,428	554,585
Goodwill	8,943	56,955
Other intangible assets	334	14,612
Other assets	24,765	29,679

Total assets	$690,337	$687,767

Liabilities and Stockholders’ Equity
Subordinated debt - trust preferred securities	$129,294	$128,716
Accrued expenses and other liabilities	29,005	36,511
Stockholders’ equity	532,038	522,540

Total liabilities and stockholders’ equity	$690,337	$687,767

Statements of Income

(Parent Company only)

	Years ended December 31,
	2004	2003	2002
Income
Dividends from subsidiaries	$99,320	$54,160	$92,310
Interest income	636	477	376
Security transactions and other income	1,512	15	319

Total income	101,468	54,652	93,005

Expenses
Interest expense	9,015	1,082	—
Salaries and employee benefits	4,337	4,215	3,155
Amortization of intangible assets	324	—	149
Other expenses	4,591	2,812	2,659

Total expenses	18,267	8,109	5,963

Income before income tax expense and equity in undistributed income of subsidiaries	83,201	46,543	87,042
Income tax benefit	6,249	2,948	1,831

Income before undistributed income of subsidiaries	89,450	49,491	88,873
Equity in undistributed income of subsidiaries	9,686	43,287	1,277

Net income	$99,136	$92,778	$90,150

Statements of Cash Flows

(Parent Company only)

	Years ended December 31,
	2004	2003	2002
Operating Activities
Net income	$99,136	$92,778	$90,150
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiaries	(9,686)	(43,287)	(1,277)
Depreciation of premises, furniture, and equipment	48	49	57
Net (gains) losses on sales of securities	(47)	—	(254)
Tax benefit from employee exercises of nonqualified stock options	1,362	920	985
Net amortization of goodwill and other intangibles	323	—	149
Net (increase) decrease in other assets	1,825	(17,462)	397
Net increase (decrease) in other liabilities	2,388	15,818	(380)

Net cash provided by operating activities	95,349	48,816	89,827

Investing Activities
Purchases of securities available for sale	(236)	(9,035)	(1,346)
Proceeds from sales of securities available for sale	233	—	954
Purchase of other assets, net of sales	(5)	(28)	833
Acquisition, net of cash acquired	—	(108,658)	—

Net cash (used) provided by investing activities	(8)	(117,721)	441

Financing Activities
Proceeds from the issuance of subordinated debt	—	128,715	—
Net purchases of treasury stock	(31,240)	(22,404)	(52,117)
Proceeds from issuance of treasury stock	7	6	9
Cash dividends paid	(41,000)	(35,560)	(32,879)
Exercise of stock options	4,823	3,021	5,278

Net cash (used in) provided by financing activities	(67,410)	73,778	(79,709)

Net increase (decrease) in cash and cash equivalents	27,931	4,873	10,559
Cash and cash equivalents at beginning of year	31,936	27,063	16,504

Cash and cash equivalents at end of year	$59,867	$31,936	$27,063

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9a. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Principal Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Principal Accounting Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2004 is effective based on the specified criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears below.

Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First Midwest Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Midwest Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First Midwest Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, First Midwest Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of First Midwest Bancorp, Inc. and our report dated March 4, 2005, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Ernst & Young LLP

Chicago, Illinois

March 4, 2005

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers are elected annually by the Company’s Board of Directors. Certain information regarding the Company’s executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
John M. O’Meara (59)	President and, since 2003, Chief Executive Officer of the Company; prior to 2003, Chief Operating Officer of the Company, Chairman and Chief Executive Officer of the Bank	1987

Terry G. Beaudry (56)	Group President Trust Division, Chief Operating Officer since 2001; prior thereto, President and Chief Executive Officer of First Midwest Trust Company	2004

Kent S. Belasco (53)	Executive Vice President and Chief Information Officer	2004

Mark M. Dietrich (57)	Group Executive Vice President and Chief Operations Officer of the Bank	2002

Michael J. Kozak (53)	Executive Vice President and Chief Credit Officer of the Bank since 2004; prior thereto, Senior Vice President, Regional Credit Officer	2004

Thomas J. Schwartz (55)	Group President, Commercial Banking of the Bank	2002

Michael L. Scudder (44)	Executive Vice President, Chief Financial Officer and Principal Accounting Officer of the Company since 2002; prior thereto, Group Executive Vice President and Chief Financial Officer of the Bank	2002

Steven H. Shapiro (46)	Executive Vice President and Corporate Secretary since 2003; prior thereto, Deputy General Counsel and Assistant Secretary of FMC Technologies, Inc.; prior thereto, Associate General Counsel and Assistant Secretary of FMC Corporation	2003

Janet M. Viano (49)	Group President, Retail Banking of the Bank	2002

Stephanie R. Wise (37)	Executive Vice President, Business and Institutional Services since 2003; prior thereto, Executive Vice President E-Commerce Division Manager	2004

The information required by this item concerning Directors is incorporated herein by reference to the caption “ELECTION OF DIRECTORS” of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference to the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the caption “EXECUTIVE COMPENSATION” of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership information of certain beneficial owners and management is incorporated herein by reference to the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT” of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the caption “CERTAIN RELATIONS AND RELATED TRANSACTIONS” of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the caption “PRINCIPAL ACCOUNTING FEES AND SERVICES” of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

REPORTS ON FORM 8-K

(a) (1)	Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Condition as of December 31, 2004 and 2003.

Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

Notes to Consolidated Financial Statements.

(a) (2)	Financial Statement Schedules

The schedules for the Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(a	) (3)	Exhibits

See Exhibit Index commencing on page 82.

(b	)	Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished during the fourth quarter of 2004:

On October 20, 2004, the Company announced its earning results for the quarter and nine months ended September 30, 2004.

On November 11, 2004, the Company made available the slide presentation presented at the Sandler O’Neil & Partners, L.P. 2004 Financial Services conference.

On November 19, 2004, the Company announced the appointment of John E. Rooney to its Board of Directors and the retirement of director O. Ralph Edwards.

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3 to the Quarterly Report on Form 10-Q dated March 31, 2002.

3.2	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3 to the Quarterly Report on Form 10-Q dated June 30, 2003.

4.1	Amended and Restated Rights Agreement, Form of Rights Certificate and Designation of Series A Preferred Stock of the Company, dated November 15, 1995, is incorporated herein by reference to Exhibits (1) through (3) of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 21, 1995.

4.2	First Amendment to Rights Agreements, dated June 18, 1997, is incorporated herein by reference to Exhibit 4 of the Company’s Amendment No. 2 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 30, 1997.

4.3	Registration Rights Agreement dated as of November 18, 2003 by and between First Midwest Bancorp, Inc. and First Midwest Capital Trust I is incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K dated December 31, 2003.

4.4	Amended and Restated Declaration of Trust of First Midwest Capital Trust I dated November 18, 2003 is incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K dated December 31, 2003.

4.5	Indenture dated as of November 18, 2003 is incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K dated December 31, 2003.

4.6	Series A Capital Securities Agreement dated November 18, 2003 is incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K dated December 31, 2003.

10.1	Outsourcing Agreement by and between First Midwest Bancorp, Inc. and Metavante Corporation dated April 28, 2004 is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated June 30, 2004.

10.2	Revolving Credit Agreement by and between First Midwest Bancorp, Inc. and M&I Marshall & Illsley Bank dated April 26, 2004 is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated June 30, 2004.

10.3	Restated Savings and Profit Sharing Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2002.

10.4	Amendments 1 to 7 to the Restated Savings and Profit Sharing Plan.

10.5	Short-term Incentive Compensation Plan.

10.6	Restated Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.7	Amended and Restated Non-Employee Directors’ 1997 Stock Option Plan is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated September 30, 2000.

10.8	Amendment to the Amended and Restated Non-Employee Directors’ 1997 Stock Option Plan is herein incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated June 30, 2003.

10.9	Restated Nonqualified Stock Option-Gain Deferral Plan is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.10	Restated Deferred Compensation Plan for Nonemployee Directors is incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.11	Restated Nonqualified Retirement Plan is incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.12	Form of Letter Agreement for Nonqualified Stock Option Grant executed between the Company and the executive officers of the Company pursuant to the Company’s Omnibus Stock and Incentive Plan.

10.13	Form of Letter Agreement for Nonqualified Stock Option Grant executed between the Company and the directors of the Company pursuant to the Company’s Non-Employee Directors’ Stock Option Plan.

10.14	Form of Letter Agreement for Nonqualified Stock Option Grant executed between the Company and former executive of the Company is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated March 31, 2003.

10.15	Form of Indemnification Agreements executed between the Company and executive officers and directors of the Company is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K dated December 31, 1991.

10.16	Form of Employment Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K dated December 31, 1997.

10.17	Retirement and Consulting Agreement and Continuing Participant Agreement to the Omnibus Stock and Incentive Plan executed between the Company and former executive of the Company is incorporated herein by reference to Exhibits 10.1 and 10.2 to the Quarterly Report on Form 10-Q dated June 30, 2002.

10.18	Retirement and Consulting Agreement and Continuing Participant Agreement to the Omnibus Stock and Incentive Plan executed between the Company and former executive of the Company is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.19	Form of Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 1991.

10.20	Form of Amendment to Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K dated December 31, 1992.

10.21	Summary of Executive Compensation is incorporated herein by reference to Exhibit 99.1 to the Company’s Periodic Report on Form 8-K dated February 28, 2005.

11	Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 13 of the Company’s Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this document.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics and Standards of Conduct is incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K dated December 31, 2003.

14.2	Code of Ethics for Senior Financial Officers is incorporated herein by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K dated December 31, 2003.

21	Subsidiaries of the Registrant.

23	Consents of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibits 10.5 through 10.20 are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to item 14(a)3.

All other Exhibits that are required to be filed with this form are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MIDWEST BANCORP, INC. Registrant

By	/S/ JOHN M. O’MEARA
John M. O’Meara
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities on March 4, 2005.

Signatures

/S/ ROBERT P. O’MEARA	Chairman of the Board
Robert P. O’Meara

/S/ JOHN M. O’MEARA	President and Chief Executive Officer, and Director
John M. O’Meara

/S/ MICHAEL L. SCUDDER Michael L. Scudder	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer

/S/ VERNON A. BRUNNER Vernon A. Brunner	Director

/S/ BRUCE S. CHELBERG Bruce S. Chelberg	Director

/S/ JOSEPH W. ENGLAND Joseph W. England	Director

/S/ BROTHER JAMES GAFFNEY, FSC Brother James Gaffney, FSC	Director

Thomas M. Garvin	Director

/S/ PATRICK J. MCDONNELL Patrick J. McDonnell	Director

/S/ JOHN E. ROONEY John E. Rooney	Director

/S/ JOHN L. STERLING John L. Sterling	Director

/S/ J. STEPHEN VANDERWOUDE J. Stephen Vanderwoude	Director