Form 10-Q
period 2005-03-31
FIRST MIDWEST BANCORP INC
filed 2005-05-09
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967

_______________

FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

One Pierce Place, Suite 1500, P.O. Box 459
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
At May 6, 2005, there were 45,698,032 shares of $0.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS
Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Condition	3*
	Consolidated Statements of Income	4*
	Consolidated Statements of Changes in Stockholders' Equity	5*
	Consolidated Statements of Cash Flows	6*
	Notes to Consolidated Financial Statements	7*

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13*

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	26*

Item 4.	Controls and Procedures	28*

Part II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	28*

Item 6.	Exhibits and Reports on Form 8-K	28*

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Dollar amounts in thousands)

	March 31, 2005	December 31, 2004

	(Unaudited)
Assets
Cash and due from banks	$125,150	$119,880
Federal funds sold and other short-term investments	168	330
Mortgages held for sale	5,915	4,251
Securities available for sale, at market value	2,170,720	2,179,438
Securities held to maturity, at amortized cost	73,725	64,576

Loans	4,153,728	4,135,278
Reserve for loan losses	(56,244)	(56,718)

Net loans	4,097,484	4,078,560

Premises, furniture, and equipment	88,695	89,003
Accrued interest receivable	31,901	30,169
Investment in corporate owned life insurance	152,554	151,359
Goodwill	84,547	84,547
Other intangible assets	11,633	12,165
Other assets	67,990	49,103

Total assets	$6,910,482	$6,863,381

Liabilities
Demand deposits	$911,721	$922,540
Savings deposits	646,763	644,664
NOW accounts	865,905	891,378
Money market deposits	682,826	691,648
Time deposits	1,855,644	1,755,148

Total deposits	4,962,859	4,905,378

Borrowed funds	1,179,753	1,218,332
Subordinated debt - trust preferred securities	129,042	129,294
Accrued interest payable	9,333	7,036
Payable for securities purchased	53,174	19,741
Other liabilities	57,158	51,562

Total liabilities	6,391,319	6,331,343

Stockholders' Equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 100,000 shares; issued 56,927 shares; outstanding: March 31, 2005 - 45,732 shares December 31, 2004 - 46,065 shares	569	569
Additional paid-in capital	61,757	61,918
Retained earnings	721,645	707,435
Accumulated other comprehensive (loss) income, net of tax	(5,327)	10,115
Treasury stock, at cost: March 31, 2005 - 11,195 shares December 31, 2004 - 10,862 shares	(259,481)	(247,999)

Total stockholders' equity	519,163	532,038

Total liabilities and stockholders' equity	$6,910,482	$6,863,381

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)
	Quarters Ended March 31,

	2005	2004

Interest Income
Loans	$59,615	$54,645
Securities available for sale	22,816	21,995
Securities held to maturity	668	649
Federal funds sold and other short-term investments	56	100

Total interest income	83,155	77,389

Interest Expense
Deposits	17,160	13,669
Borrowed funds	6,823	4,817
Subordinated debt - trust preferred securities	2,063	2,014

Total interest expense	26,046	20,500

Net interest income	57,109	56,889
Provision for loan losses	3,150	1,928

Net interest income after provision for loan losses	53,959	54,961

Noninterest Income
Service charges on deposit accounts	6,693	6,241
Trust and investment management fees	3,129	2,962
Other service charges, commissions, and fees	3,810	3,632
Card-based fees	2,347	2,146
Corporate owned life insurance income	1,195	1,267
Security gains net	2,561	1,939
(Losses) on early extinguishment of debt	-	(1,240)
Other income	411	438

Total noninterest income	20,146	17,385

Noninterest Expense
Salaries and wages	16,730	16,788
Retirement and other employee benefits	6,123	5,328
Net occupancy expense	4,261	4,103
Equipment expense	2,095	2,242
Technology and related costs	1,381	2,035
Professional services	2,386	1,751
Advertising and promotions	1,015	874
Merchant card expense	1,042	910
Other expenses	4,739	6,174

Total noninterest expense	39,772	40,205

Income before income tax expense	34,333	32,141
Income tax expense	9,126	8,109

Net income	$25,207	$24,032

Per Share Data
Basic earnings per share	$0.55	$0.52
Diluted earnings per share	$0.55	$0.51
Cash dividends per share	$0.24	$0.22
Weighted-average shares outstanding	45,872	46,560
Weighted-average diluted shares outstanding	46,164	46,953

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2003	$569	$68,755	$650,128	$32,656	$(229,568)	$522,540
Comprehensive Income:
Net income	-	-	24,032	-	-	24,032
Other comprehensive (loss): (1)
Unrealized (losses) on securities	-	-	-	(9,581)	-	(9,581)
Unrealized (losses) on hedging activities activities	-	-	-	(166)	-	(166)

Total comprehensive income						14,285
Dividends declared ($0.22 per share)	-	-	(10,254)	-	-	(10,254)
Purchase of treasury stock	-	-	-	-	(5,341)	(5,341)
Treasury stock (purchased for) benefit
plans	-	-	-	-	(80)	(80)
Exercise of stock options	-	(943)	-	-	3,922	2,979

Balance at March 31, 2004	$569	$67,812	$663,906	$22,909	$(231,067)	$524,129

Balance at December 31, 2004	$569	$61,918	$707,435	$10,115	$(247,999)	$532,038
Comprehensive Income:
Net income	-	-	25,207	-	-	25,207
Other comprehensive (loss): (1)
Unrealized (losses) on securities	-	-	-	(15,206)	-	(15,206)
Unrealized (losses) on hedging activities	-	-	-	(236)	-	(236)

Total comprehensive income						9,765
Dividends declared ($0.24 per share)	-	-	(10,997)	-	-	(10,997)
Purchase of treasury stock	-	-	-	-	(12,500)	(12,500)
Treasury stock issued to benefit plans	-	68	-	-	142	210
Exercise of stock options	-	(229)	-	-	876	647

Balance at March 31, 2005	$569	$61,757	$721,645	$(5,327)	$(259,481)	$519,163

(1)	Net of taxes and reclassification adjustments.

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)
	Three Months Ended March 31,

	2005	2004

Operating Activities
Net income	$25,207	$24,032
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,150	1,928
Depreciation of premises, furniture, and equipment	2,153	2,184
Net amortization of premium on securities	2,057	1,963
Net (gains) on securities	(2,561)	(1,939)
Net losses on early extinguishment of debt	-	1,240
Net (gains) on sales of other real estate owned	(29)	(153)
Net losses on sales of premises, furniture, and equipment	-	72
Tax benefit from exercise of nonqualified stock options	155	552
Net decrease in deferred income taxes	2,191	1,384
Net amortization of other intangibles	532	533
Originations and purchases of mortgage loans held for sale	(30,604)	(53,031)
Proceeds from sales of mortgage loans held for sale	28,940	51,002
Net (increase) in corporate owned life insurance	(1,195)	(1,267)
Net (increase) decrease in accrued interest receivable	(1,732)	220
Net increase in accrued interest payable	2,297	1,828
Net (increase) in other assets	(11,983)	(5,847)
Net increase in other liabilities	39,087	18,306

Net cash provided by operating activities	57,665	43,007

Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	144,483	206,313
Proceeds from sales	52,348	222,538
Purchases	(212,513)	(358,055)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	2,729	2,706
Purchases	(11,901)	(1,398)
Net (increase) in loans	(22,105)	(57,198)
Proceeds from sales of other real estate owned, net of purchases	450	1,795
Proceeds from sales of premises, furniture, and equipment	-	5
Purchases of premises, furniture, and equipment	(1,845)	(2,668)

Net cash (used in) provided by investing activities	(48,354)	14,038

Financing Activities
Net increase (decrease) in deposit accounts	57,481	(26,296)
Net (decrease) in borrowed funds	(38,579)	(49,380)
Purchase of treasury stock	(12,500)	(5,341)
Cash dividends paid	(11,097)	(10,264)
Exercise of stock options	492	2,427

Net cash (used in) financing activities	(4,203)	(88,854)

Net increase (decrease) in cash and cash equivalents	5,108	(31,809)
Cash and cash equivalents at beginning of period	120,210	192,689

Cash and cash equivalents at end of period	$125,318	$160,880

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated financial statements include the accounts of First Midwest Bancorp, Inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), and amends FASB Statement No. 95, "Statement of Cash Flows." SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.

On April 14, 2005, the Securities and Exchange Commission ("SEC") amended the effective date of SFAS No. 123R from the first reporting period beginning after June 15, 2005 to the first interim reporting period of the first fiscal year beginning on or after June 15, 2005, although early adoption is allowed. For calendar year companies, this amendment delays the recognition of compensation costs for the fair value of equity awards issued by a company, amongst other provisions, from third quarter 2005 to first quarter 2006. Refer to the following discussion regarding SFAS No.123R and the impact of adoption on the Company.

SFAS No. 123R permits companies to adopt the recognition requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

The Company currently utilizes a standard option-pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company is currently evaluating the alternative models, including the underlying valuation assumptions, and has not yet determined which model it will use to measure the fair value of stock options awarded after the adoption of SFAS No. 123R. For all unvested awards as of the effective date, in accordance with SFAS No. 123R, compensation cost will continue to be measured utilizing the option pricing model originally employed to calculate the fair value of the award on the date of grant (Black-Scholes).

The Company will adopt SFAS No. 123R effective January 1, 2006; however, the Company has not yet determined which of the aforementioned recognition methods it will use. The Company currently uses the intrinsic value method as permitted by APB 25 to account for its share-based payments to employees, and as such, generally recognizes no compensation expense for employee stock options. Accordingly, adopting SFAS No. 123R will result in the Company recording compensation cost for employee stock options. Had the Company adopted stock option expensing in prior periods, the impact would have been that as presented in the SFAS No. 123 disclosure of pro-forma net income and earnings per share in Note 8, "Stock-Based Compensation," commencing on page 11* of this Form 10-Q for the quarters ended March 31, 2005 and 2004. For additional information regarding the full year disclosure of pro-forma net income and earnings per share, refer to Note 1, "Summary of Significant Accounting Policies," commencing on page 47 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases, and cancellations of existing awards before and after the adoption of this standard.

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when stock options are exercised. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in the Company's Consolidated Statements of Cash Flows, were $155,000 for the quarter ended March 31, 2005 and $552,000 for the quarter ended March 31, 2004.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 was issued to address accounting for differences between the contractual cash flows and the cash flows expected to be collected of certain loans and debt securities (structured as loans) when acquired in a transfer, if those differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 could reduce the interest income that is recognized for certain loans and debt securities by requiring that acquired loans and debt securities be recorded at their fair value defined as the present value of future cash flows net of expected credit losses. As a result, an allowance for loan losses would not be recognized at acquisition. Subsequent to the initial acquisition, increases in expected cash flows generally would be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows would be recognized as impairment through the reserve for loan losses. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004. The Company will continue to evaluate the applicability of this SOP for prospective acquisitions.

3. SECURITIES

Securities Portfolio
(Dollar amounts in thousands)
	March 31, 2005				December 31, 2004

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Available for Sale
U.S. Agency	$61,807	$-	$(476)	$61,331	$141,928	$357	$(263)	$142,022
Collateralized mortgage obligations	936,044	253	(15,021)	921,276	898,565	2,378	(8,177)	892,766
Other mortgage- backed	377,624	2,794	(4,347)	376,071	393,353	4,843	(1,479)	396,717
State and municipal	597,491	12,627	(4,639)	605,479	566,425	20,369	(1,794)	585,000
Other	206,570	203	(210)	206,563	163,057	28	(152)	162,933

Total	$2,179,536	$15,877	$(24,693)	$2,170,720	$2,163,328	$27,975	$(11,865)	$2,179,438

Securities Held to Maturity

U.S. Treasury	$475	$-	$(4)	$471	$1,025	$-	$(4)	$1,021
U.S. Agency	-	-	-	-	449	-	(1)	448
State and municipal	73,250	37	-	73,287	63,102	47	-	$63,149

Total	$73,725	$37	$(4)	$73,758	$64,576	$47	$(5)	$64,618

At March 31, 2005, gross unrealized losses in the securities portfolio totaled $24.7 million, with $16.0 million, or 65%, in an unrealized loss position for less than 12 months. Of the $8.7 million of securities in an unrealized loss position for twelve months or longer as of March 31, 2005, virtually all were comprised of securities issued or guaranteed by U.S. Government-sponsored agencies or securities issued by state and municipalities with investment grade ratings. Price movements in these securities primarily depend upon changes in market interest rates, given the negligible inherent credit risk for these securities. The Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost. Management believes that no individual unrealized loss existent as of March 31, 2005 represents an other-than-temporary impairment.

4. LOANS

Loan Portfolio
(Dollar amounts in thousands)

	March 31,	December 31,
	2005	2004

Commercial and industrial	$1,158,819	$1,146,168
Agricultural	107,265	107,059
Real estate - commercial	1,529,942	1,493,855
Real estate - construction	421,258	427,248
Consumer	828,128	868,436
Real estate - 1-4 family	108,316	92,512

Total loans	$4,153,728	$4,135,278

Total loans are net of deferred loan fees of $5.8 million at March 31, 2005 and $5.2 million at March 31, 2004. The Company primarily lends to consumers and small to mid-sized businesses in the market areas in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower. The Company believes that such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. As of March 31, 2005 and December 31, 2004, there were no significant loan concentrations with any single borrower, industry, or geographic segment.

It is the Company's policy to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral to obtain prior to making a loan. In the event of borrower default, the Company seeks restitution through adherence to state lending laws and the Company's lending standards and credit monitoring procedures.

5. RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve for Loan Losses
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2005	2004

Balance at beginning of period	$56,718	$56,404
Loans charged-off	(4,112)	(2,373)
Recoveries of loans previously charged-off	488	669

Net loans charged-off	(3,624)	(1,704)
Provision for loan losses	3,150	1,928

Balance at end of period	$56,244	$56,628

A portion of the Company's reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets.

Impaired Loans
(Dollar amounts in thousands)

	March 31, 2005	December 31, 2004

Impaired Loans:
With valuation reserve required (1)	$4,502	$6,851
With no valuation reserve required	9,940	10,349

Total impaired loans	$14,442	$17,200

Valuation reserve related to impaired loans	$4,031	$5,524

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.

The average recorded investment in impaired loans was $16.0 million for first quarter 2005 and $15.8 million for first quarter 2004. Interest income recognized on impaired loans for the quarters ended March 31, 2005 and 2004 was $3 thousand and $29 thousand, respectively. Interest income recognized on impaired loans is recorded using the cash basis of accounting.

No additional funds are committed to be advanced in connection with impaired loans.

6. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Share
(Dollar amounts in thousands, except per share data.)

	Quarters Ended March 31,

	2005	2004

Basic earnings per share:
Net income	$25,207	$24,032
Average common shares outstanding	45,872	46,560
Basic earnings per share	$0.55	$0.52

Diluted earnings per share:
Net income	$25,207	$24,032
Average common shares outstanding	45,872	46,560
Dilutive effect of stock options	292	393

Diluted average common shares outstanding	46,164	46,953

Diluted earnings per share	$0.55	$0.51

7. PENSION PLAN

Net Periodic Benefit Pension Expense
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2005	2004

Components of net periodic benefit cost:
Service cost	$1,157	$1,005
Interest cost	597	541
Expected return on plan assets	(686)	(628)
Recognized net actuarial loss	238	188
Amortization of prior service cost	2	2

Net periodic cost	$1,308	$1,108

The Company previously disclosed in Note 16 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004 that it expected to contribute approximately $6.5 million to its Pension Plan in 2004. As of March 31, 2005, $6.3 million of contributions have been made in 2005.

8. STOCK-BASED COMPENSATION

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

Pro Forma Net Income and Earnings per Share
(Dollar amounts in thousands, except per share data)

	Quarters Ended March 31,

	2005	2004

Net income, as reported	$25,207	$24,032
Less: pro forma expense related to options, net of tax	432	320

Pro forma net income	$24,775	$23,712

Basic earnings per share:
As reported	$0.55	$0.52
Pro forma	$0.54	$0.51
Diluted earnings per share:
As reported	$0.55	$0.51
Pro forma	$0.54	$0.50

The fair value of stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends. The Company's stock options have characteristics significantly different from traded options. Changes in these assumptions can materially affect the fair value estimate, and, as a result, the existing models may not necessarily provide a reliable single measure of the fair value of employee stock options.

9. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

Credit Extension Commitments and Guarantees

In the normal course of business, the Company enters into a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers, to reduce its exposure to fluctuations in interest rates, and to conduct lending activities. These instruments principally include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Condition.

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	March 31, 2005	December 31, 2004

Commitments to extend credit:
Home equity lines	$295,415	$282,247
All other commitments	1,099,434	1,099,025
Letters of credit:
Standby	127,057	128,799
Commercial	2,599	4,981
Recourse on assets securitized	24,568	26,365

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements is represented by the contractual amount of the commitment. The carrying value of the Company's standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $757,000 as of March 31, 2005 and $770,000 as of December 31, 2004. As of March 31, 2005, standby letters of credit had a remaining weighted-average term of approximately 16.0 months, with remaining actual lives ranging from less than 1 year to 10.6 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in fourth quarter 2004, the Company is obligated by agreement to repurchase at recorded value any nonperforming loans, defined as loans past due greater than 90 days. The aggregate recorded value of securitized loans subject to this recourse obligation was $24.6 million as of March 31, 2005 and $26.4 million as of December 31, 2004. Per its agreement, the Company's recourse obligations will end on November 30, 2011. The carrying value of the Company's recourse liability, which is included in other liabilities in the Consolidated Statements of Condition, totaled $148,000 as of both March 31, 2005 and December 31, 2004.

Legal Proceedings

As of March 31, 2005, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of March 31, 2005.

10. VARIABLE INTEREST ENTITIES

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

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46R") addresses the consolidation of VIEs. Under FIN 46R, VIEs are consolidated by the party who is exposed to a majority of the VIE's expected losses and/or residual returns (i.e., the primary beneficiary). The following summarizes the VIEs in which the Company has a significant interest and discusses the accounting treatment applied pursuant to FIN 46R.

The Company owns 100% of the common stock of a business trust that was formed in November 2003 to issue trust preferred securities to third party investors. The trust's only assets as of March 31, 2005 were the $128.7 million principal balance of the debentures issued by the Company and the related interest receivable of $3.0 million that were acquired by the trust using proceeds from the issuance of preferred securities and common stock. The trust meets the definition of a VIE, but the Company is not the primary beneficiary of the trust. Accordingly, the trust is not consolidated in the Company's financial statements and is accounted for using the equity method. The subordinated debentures issued by the Company to the trust are reflected in the Company's Consolidated Statements of Condition as "Subordinated debt - trust preferred securities."

As a part of a 2003 business combination, the Company acquired interests in 20 trust preferred capital security issuances. Although these investments may meet the definition of a VIE, the Company is not the primary beneficiary. The Company accounts for its interest in these investments as available for sale securities. The Company's maximum exposure to loss is limited to its investment in these VIEs, which at March 31, 2005 had a total book and market value of $1.8 million.

The Company has a significant limited partner interest in 12 low-income housing tax credit partnerships and limited liability corporations, which were acquired at various times from 1997 to 2004. These entities meet the definition of a VIE. Since the Company is not the primary beneficiary of the entities, it will continue to account for its interest in these partnerships on the cost method. Exposure to loss as a result of its involvement with these entities is limited to the approximately $5.2 million book basis of the Company's investment, $3.8 million of which the Company is obligated to pay but has not yet funded.

11. SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental Disclosures to the Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Quarter Ended March 31,

	2005	2004

Income taxes paid	$15	$203
Interest paid to depositors and creditors	23,749	18,672
Noncash transfers of loans to foreclosed real estate	31	609
Dividends declared but unpaid	10,993	10,254

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of the Company's results of operations and financial condition for the quarters ended March 31, 2005 and 2004. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as the Company's 2004 Annual Report on Form 10-K. Results of operations for the quarter ended March 31, 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

FORWARD LOOKING STATEMENTS

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: The Company and its representatives may, from time to time, make written or oral statements that are "forward-looking" and provide information other than historical information, including statements contained in the Form 10-K, the Company's other filings with the Securities and Exchange Commission or in communications to its stockholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below.

In some cases, the Company has identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "expects," "should," "could," "seeks," "may," "will continue to," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends," or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. These forward-looking statements are based on management's current views and assumptions regarding future events, future business conditions, and the outlook for the Company based on currently available information. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

* The impact from liabilities arising from legal or administrative proceedings, enforcement of bank regulations, and enactment or application of securities regulations on the financial condition of the Company;

* Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

* Changes in Federal and state tax laws, including changes in tax laws affecting tax rates, income not subject to tax under current law, income sourcing, and consolidation/combination rules;

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

With respect to forward-looking statements set forth in the notes to consolidated financial statements, including those relating to contingent liabilities and legal proceedings, as well as the Company's 2004 Annual Report on Form 10-K, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities, and the actions of plaintiffs, judges, and juries.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and are consistent with predominant practices in the financial services industry. Application of critical accounting policies, those policies that management believes are the most important to the Company's financial position and results of operations, requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes and are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

The Company has numerous accounting policies, of which the most significant are presented in Note 1, "Summary of Significant Accounting Policies," commencing on page 47 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that its accounting policies with respect to the reserve for loan losses and income taxes are the accounting areas requiring subjective or complex judgments that are most important to the Company's financial position and results of operations, and, as such, are considered to be critical accounting policies. A discussion of these policies is included in Notes 1 and 15 commencing on pages 47 and 65, respectively, of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes in the application of accounting policies since December 31, 2004.

PERFORMANCE OVERVIEW

The Company's net income for the quarter ended March 31, 2005 totaled $25.2 million, or $0.55 per diluted share, an increase of 7.8% on a per diluted share basis from $24.0 million, or $0.51 per diluted share, for first quarter 2004. The Company's annualized return on average stockholders' equity was 19.14% for first quarter 2005 as compared to 17.97% for first quarter 2004, and its annualized return on average assets was 1.49% for first quarter 2005 as compared 1.42% for first quarter 2004.

Compared to first quarter 2004, the Company's first quarter 2005 results reflected higher net interest income, greater net gains realized from sales of securities, the absence of losses on early extinguishment of debt, and continued tight control of operating costs. These were partly offset by higher provisions for loan losses. The Company's higher net interest income in first quarter 2005 was fueled by continued corporate loan and securities portfolio growth, but was offset in part by lower net interest margin.

First quarter 2005 net interest margin of 3.87% decreased 10 basis points from first quarter 2004, reflecting the negative impact of higher interest rates on asset yields and liability costs and a narrower spread between shorter-term and longer-term interest rates. In comparison to fourth quarter 2004, first quarter 2005 net interest margin declined by 7 basis points, reflecting the impact of asset sales and the relatively stable, longer-term interest rates on the securities portfolio.

The higher interest rate environment, volatility in the term structure of interest rates and management's expectation for further, measured rate increases combine to make net interest margin management a continuing focus for the remainder of 2005. Performance for the remainder of 2005 is expected to benefit from the positive impact of increasing interest rates on security and floating rate loan yields, as well as delays or timing differences in the repricing of certain transactional and time deposits. Performance is expected to further benefit from earning asset growth, improving fee revenue, and lower credit costs. These benefits are likely to be partially offset by increased noninterest expense, higher loan loss provisioning due to anticipated loan growth, and an increased effective income tax rate.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income represents the difference between interest income and fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other earning assets are included in the "Notes to Consolidated Financial Statements" contained in the Company's 2004 Annual Report on Form 10-K.

For purposes of this discussion, both net interest income and margin have been adjusted to a fully tax equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable earning assets. The effect of such adjustment is presented in the following table.

Table 1
Effect of Tax Equivalent Adjustment
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2005	2004	% Change

Net interest income	$57,109	$56,889	0.4
Tax equivalent adjustment	3,785	4,664	(18.8)

Tax equivalent net interest income	$60,894	$61,553	(1.0)

As shown in the Net Interest Income and Margin Analysis on page 17* of this Form 10-Q, tax equivalent net interest income was relatively unchanged in first quarter 2005 as compared to first quarter 2004. First quarter 2005 results reflected the combined impact of changes in the asset and liability mix, a comparatively higher level of interest rates, and a significant narrowing in the spread between shorter and longer-term interest rates.

First quarter 2005 interest income improved $4.9 million as compared to first quarter 2004, benefiting from growth in the securities and loan portfolios and the positive impact of higher shorter-term interest rates on corporate loan categories. The slight increase of longer-term interest rates in first quarter 2005, together with the sale of certain higher-yielding securities in the interim periods, resulted in an 18 basis point decline in the yield on the available for sale securities portfolio.

First quarter 2005 interest expense increased $5.5 million as compared to first quarter 2004, primarily due to the impact of higher shorter-term interest rates on repricing borrowed funds and time deposits.

In comparison to first quarter 2004, net interest margin decreased by 10 basis points in first quarter 2005, primarily reflecting the negative impact of the decline in the yield earned from the available for sale securities portfolio. First quarter 2005 net interest margin of 3.87% declined 7 basis points from fourth quarter 2004 as increasing shorter-term interest rates and relatively stable longer-term interest rates increased liability costs more quickly than interest earning asset yields.

The Company continues to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in net interest income. Given management's projections for asset and liability growth, as well as its expectation for continued, measured interest rate increases in both shorter and longer-term interest rates, margin is expected to stabilize in the range of 3.85% to 3.95% for full year 2005. Actual margin performance within this range will depend upon actual interest-earning asset growth, the mix of assets and liabilities, the pace and timing of changes in interest rates, and the term structure of interest rates. A description and analysis of the Company's market risk and interest rate sensitivity profile and management policies commences on page 26* of this Form 10-Q.

Table 2 on the following page summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 2005 and 2004. The table also details increases and decreases in income and expense for each major category of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes a tax-equivalent adjustment as described in Table 1 above.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended March 2005 and 2004

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2005	2004	Increase (Decrease)	2005	2004	Basis Points Inc/(Dec)	2005	2004	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$947	$1,937	$(990)	5.57%	1.24%	4.33%	$13	$6	$7	$(1)	$8	$7
Mortgages held for sale	3,291	6,851	(3,560)	5.30%	5.49%	(0.19%)	43	94	(51)	(47)	(4)	(51)
Securities available for sale	2,145,968	2,074,433	71,535	4.88%	5.06%	(0.18%)	26,181	26,227	(46)	2,772	(2,818)	(46)
Securities held to maturity	67,450	66,167	1,283	6.05%	6.02%	0.03%	1,020	996	24	19	5	24
Loans:
Commercial and industrial	1,151,994	1,054,157	97,837	5.84%	5.06%	0.78%	16,577	13,325	3,252	1,306	1,946	3,252
Agricultural	105,859	97,230	8,629	5.23%	4.53%	0.70%	1,365	1,101	264	103	161	264
Real estate - commercial	1,506,309	1,407,120	99,189	5.97%	5.66%	0.31%	22,172	19,894	2,278	1,439	839	2,278
Real estate - construction	418,388	442,942	(24,554)	5.97%	4.73%	1.24%	6,155	5,242	913	(270)	1,183	913
Consumer	847,150	888,666	(41,516)	5.72%	5.68%	0.04%	11,938	12,623	(685)	(586)	(99)	(685)
Real estate - 1-4 family	98,103	165,916	(67,813)	6.10%	6.14%	(0.04%)	1,476	2,545	(1,069)	(1,021)	(48)	(1,069)

Total loans	4,127,803	4,056,031	71,772	5.86%	5.40%	0.46%	59,683	54,730	4,953	971	3,982	4,953

Total interest-earning assets	$6,345,459	$6,205,419	$140,040	5.53%	5.29%	0.24%	$86,940	$82,053	$4,887	$3,714	$1,173	$4,887

Savings deposits	$644,492	$636,465	$8,027	0.67%	0.67%	0.00%	$1,069	$1,070	$(1)	$13	$(14)	$(1)
NOW accounts	878,237	880,233	(1,996)	0.98%	0.83%	0.15%	2,133	1,834	299	(4)	303	299
Money market deposits	685,633	752,082	(66,449)	1.57%	1.19%	0.38%	2,660	2,238	422	(173)	595	422
Time deposits	1,802,401	1,652,608	149,793	2.54%	2.06%	0.48%	11,298	8,527	2,771	822	1,949	2,771
Borrowed funds	1,237,391	1,277,965	(40,574)	2.24%	1.51%	0.73%	6,823	4,817	2,006	(148)	2,154	2,006
Subordinated debt - trust preferred securities	129,291	128,728	563	6.47%	6.26%	0.21%	2,063	2,014	49	9	40	49

Total interest-bearing liabilities	$5,377,445	$5,328,081	$49,364	1.96%	1.54%	0.42%	$26,046	$20,500	$5,546	$519	$5,027	$5,546

Net interest margin / income				3.87%	3.97%	(0.10%)	$60,894	$61,553	$(659)	$3,195	$(3,854)	$(659)

	2005	2004

Net Interest Margin Trend By Quarter	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	5.53%	5.42%	5.30%	5.10%	5.29%
Rates paid on interest-bearing liabilities	1.96%	1.76%	1.64%	1.50%	1.54%
Net interest margin	3.87%	3.94%	3.90%	3.81%	3.97%

Noninterest Income

Noninterest income increased $2.8 million, or 15.9%, in first quarter 2005 from first quarter 2004, largely the result of higher realized security gains and lower debt extinguishment losses. As shown in Table 3, excluding these transactions, noninterest income totaled $17.6 million in 2005, up 5.4% from $16.7 million in first quarter 2004, with all major categories increasing with the exception of corporate owned life insurance and other income.

Service charges on deposit accounts increased $452,000 in first quarter 2005 as compared to first quarter 2004. This 7.2% improvement primarily resulted from an $873,000 increase in fees received on items drawn on customer accounts, partially offset by a $316,000 decrease in service charges on business accounts. Card-based revenues improved $201,000, or 9.4%, in first quarter 2005 from first quarter 2004 due to an increase in point-of-sale transactions resulting from increasing consumer preference for this payment form.

Table 3
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2005	2004	% Change

Service charges on deposit accounts	$6,693	$6,241	7.2
Trust and investment management fees	3,129	2,962	5.6
Other service charges, commissions, and fees	3,810	3,632	4.9
Card-based fees	2,347	2,146	9.4
Corporate owned life insurance	1,195	1,267	(5.7)
Other income	411	438	(6.2)

Subtotal, noninterest income excluding certain transactions	17,585	16,686	5.4
Security gains, net	2,561	1,939	132.1
(Losses) on early extinguishment of debt	-	(1,240)	N/M

Total noninterest income	$20,146	$17,385	15.9

N/M - not meaningful

For a discussion on net security gains, refer to the section titled "Investment Portfolio Management" commencing on page 19* of this Form 10-Q.

Noninterest Expense

Total noninterest expense for first quarter 2005 declined $433,000 to $39.8 million, a decrease of 1.1% from first quarter 2004. The quarter's performance reflects stable salaries and wages expense and comparatively lower equipment and technology-related costs offset in part by higher employee benefits, professional services, and occupancy expenses.

Professional service fees increased in first quarter 2005 as compared to first quarter 2004 as a result of higher fees for professional and audit-related services, primarily related to compliance with expanded regulatory and internal control requirements. Retirement and other employee benefits increased 14.9% to $6.1 million for first quarter 2005 as compared to $5.3 million for first quarter 2004, resulting from a $435,000 increase in pension and profit sharing expense and a $257,000 increase in employee insurance. These increases in expenses were partially offset by reductions in technology and related costs in first quarter 2005 as compared to first quarter 2004, principally due to more favorable contract terms negotiated with the Company's external data service provider in third quarter 2004. In addition, first quarter 2004 noninterest expense included $650,000 in integration costs related to a 2003 business combination. Salaries and wages declined 0.3% in first quarter 2005 as compared to first quarter 2004 as general merit increases, as well as a $385,000 increase in incentive compensation were offset by $291,000 of higher deferred loan origination costs and $777,000 lower compensation expense related to certain retirement plan obligations.

Table 4
Noninterest Expense Analysis
(Dollar amounts in thousands)
	Quarters Ended March 31,

	2005	2004	% Change

Compensation expense:
Salaries and wages	$16,730	$16,788	(0.3)
Retirement and other employee benefits	6,123	5,328	14.9

Total compensation expense	22,853	22,116	3.3
Net occupancy expense	4,261	4,103	3.9
Equipment expense	2,095	2,242	(6.6)
Technology and related costs	1,381	2,035	(32.1)
Professional services	2,386	1,751	36.3
Advertising and promotions	1,015	874	16.1
Merchant card expense	1,042	910	14.5
Integration costs - CoVest Acquisition	-	650	(100.0)
Other expenses	4,739	5,524	(14.2)

Total noninterest expense	$39,772	$40,205	(1.1)

Efficiency ratio	49.9%	50.5%

N/M - not meaningful

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income. As a result of lower noninterest expense, the Company's efficiency ratio was 49.9% for first quarter 2005, improving from 50.5% for first quarter 2004.

Income Taxes

The Company's accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in Note 15 of "Notes to Consolidated Financial Statements" commencing on page 65 of its 2004 Annual Report on Form 10-K.

Income tax expense totaled $9.1 million for first quarter 2005 as compared to $8.1 million for first quarter 2004, reflecting effective income tax rates of 26.6% for first quarter 2005 and 25.2% for first quarter 2004. The increase in effective tax rate is primarily related to a decrease in tax-exempt income earned on state and municipal securities.

FINANCIAL CONDITION

Investment Portfolio Management

The investment portfolio is managed to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in interest rates. The following provides a valuation summary of the Company's investment portfolio.

Table 5
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	As of March 31, 2005			As of December 31, 2004

	Market Value	Amortized Cost	% of Total	Market Value	Amortized Cost	% of Total	% Change in Market Value

Available for Sale
U.S. Agency securities	$61,331	$61,807	2.7	$142,022	$141,928	6.4	(56.8)
Collateralized mortgage obligations	921,276	936,044	41.5	892,766	898,565	40.3	3.2
Other mortgage-backed securities	376,071	377,624	16.8	396,717	393,353	17.7	(5.2)
State and Municipal securities	605,479	597,491	26.5	585,000	566,425	25.4	3.5
Other securities	206,563	206,570	9.2	162,933	163,057	7.3	26.8

Total available for sale	2,170,720	2,179,536	96.7	2,179,438	2,163,328	97.1	(0.4)

Held to Maturity
U.S. Treasury securities	471	$475	-	1,021	1,025	0.1	(53.9)
U.S. Agency securities	-	-	-	448	449	-	(100.0)
State and Municipal securities	73,287	73,250	3.3	63,149	63,102	2.8	16.1

Total held to maturity	73,758	73,725	3.3	64,618	64,576	2.9	14.1

Total securities	$2,244,478	$2,253,261	100.0	$2,244,056	$2,227,904	100.0	0.0

	As of March 31, 2005			As of December 31, 2004

	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity

Available for Sale
U.S. Agency securities	0.95%	1.03	2.80%	0.56%	0.86	3.32%
Collateralized mortgage obligations	2.03%	2.72	4.14%	1.33%	2.02	3.82%
Other mortgage-backed securities	3.33%	4.68	5.13%	3.15%	4.27	5.11%
State and Municipal securities	5.01%	6.90	6.69%	5.15%	6.66	6.80%
Other securities	0.14%	4.80	4.77%	0.39%	3.70	4.62%

Total available for sale	2.86%	4.35	5.03%	2.54%	3.69	4.86%

Held to Maturity
U.S. Treasury securities	0.79%	0.81	1.87%	0.34%	0.34	1.47%
U.S. Agency securities	-	-	-	0.34%	0.34	1.23%
State and Municipal securities	0.81%	2.29	5.83%	0.81%	2.30	6.02%

Total held to maturity	0.81%	2.28	5.80%	0.80%	2.26	5.91%

Total securities	2.80%	4.29	5.06%	2.49%	3.65	4.89%

(1)

The effective duration on the portfolio represents the estimated percentage change in the market value of the securities portfolio given a 100 basis point change up or down in the level of interest rates. This measure is used as a gauge of the portfolio's price volatility at a single point in time and is not intended to be a precise predictor of future market values, as such values will be influenced by a number of factors.

(2)	Average life is presented in years and represents the weighted-average time to receipt of all future cash flows, using as the weighting factor the dollar amount of principal pay downs.

As of March 31, 2005, the carrying value of the securities portfolio totaled $2.2 billion, which was relatively unchanged from December 31, 2004.

Net gains realized from the sale of securities available for sale portfolio totaled $2.6 million in first quarter 2005. During first quarter 2005, the Company responded to changing market conditions and its continued expectation for higher interest rates by selling $23.0 million in municipal securities with an average tax-equivalent yield of 7.0% and an average maturity of 12.5 years, resulting in the recognition of security gains of $1.3 million. With the expectation of increasing interest rates, security proceeds were reinvested in shorter-term mortgage-backed securities. In addition, $26.7 million in collateralized mortgage obligations were sold, resulting in a gain of $1.3 million. Proceeds from the securities sold were reinvested in comparable shorter average life securities. The effective duration of the available for sale portfolio increased from 2.54% as of December 31, 2004 to 2.86% as of March 31, 2005, reflecting the impact of the comparatively higher level of interest rates on mortgage-backed securities.

As of March 31, 2005, the net unrealized depreciation in the market value of the available-for-sale securities portfolio was $8.8 million, down from a net unrealized appreciation of $16.1 million at December 31, 2004.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

The following table summarizes the changes in loans outstanding based on period end balances.

Table 6
Loan Portfolio
 (Dollar amounts in thousands)
	March 31, 2005	% of Total	December 31, 2004	% of Total	% Change

Commercial and industrial	$1,158,819	27.9	$1,146,168	27.7	1.1
Agricultural	107,265	2.6	107,059	2.6	0.2
Real estate - commercial	1,529,942	36.9	1,493,855	36.1	2.4
Real estate - construction	421,258	10.1	427,248	10.4	(1.4)

Subtotal - corporate loans	3,217,284	77.5	3,174,330	76.8	1.4

Direct installment	67,714	1.6	71,986	1.7	(5.9)
Home equity	509,241	12.3	504,705	12.2	0.9
Indirect installment	251,173	6.0	291,745	7.1	(13.9)

Subtotal - consumer loans	828,128	19.9	868,436	21.0	(4.6)

Real estate - 1-4 family	108,316	2.6	92,512	2.2	17.1

Total loans	$4,153,728	100.0	$4,135,278	100.0	0.4

Total loans at March 31, 2005 increased 0.4% from December 31, 2004, as increases in corporate lending offset decreases in consumer loans. Corporate loan balances as of March 31, 2005 increased by 1.4% from year-end 2004, primarily due to continued increases in commercial, agricultural, and commercial real estate lending. The increase in commercial and commercial real estate loans reflects the impact of continuing sales efforts and customers drawing upon existing lines of credit, while real estate construction loans declined by 1.4% as certain loans matured. The Company remains optimistic about the prospects for commercial and commercial real estate loan growth for the balance of 2005.

Consumer loan balances as of March 31, 2005 decreased 4.6% from December 31, 2004. Included in consumer loans are indirect installment loans, which decreased 13.9% from December 31, 2004. Given the Company's 2004 decision to cease its indirect auto lending activities, payments received on indirect loans during first quarter 2005 were not replaced with new volumes. Real estate 1-4 family loans increased by 17.1% from year-end 2004 as the Company elected to retain in its loan portfolio certain mortgage loans originated through established community reinvestment programs or loans that have met certain other lending criteria. All other mortgage loans, including the servicing thereon, are sold through a third party provider.

Reserve for Loan Losses

The Company maintains a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates. Management evaluates the sufficiency for the reserve for loan losses based upon the combined total of specific, historical loss, and general components. Management believes that the reserve for loan losses of $56.2 million is adequate to absorb credit losses inherent in the loan portfolio at March 31, 2005.

Transactions in the reserve for loan losses during the quarters ended March 31, 2005 and 2004 are summarized in the following table.

Table 7
Reserve for Loan Losses
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2005	2004

Balance at beginning of period	$56,718	$56,404
Loans charged-off	(4,112)	(2,373)
Recoveries of loans previously charged-off	488	669

Net loans charged-off	(3,624)	(1,704)
Provision for loan losses	3,150	1,928

Balance at end of period	$56,244	$56,628

Net loans charged-off to average loans	0.36%	0.17%

As of March 31, 2005, the Company's reserve for loan losses totaled $56.2 million as compared to $56.6 million at March 31, 2004. Net loans charged-off were $3.6 million in first quarter 2005 as compared to $1.7 million in first quarter 2005. Net charge-offs for first quarter 2005 improved to 0.36% of average loans, a 29.4% reduction from 0.51% for fourth quarter 2004. The ratio of the reserve for loan losses to total loans at March 31, 2005 was 1.35%. The reserve for loan losses at March 31, 2005 represented 343% of nonperforming loans, reflecting the highest coverage ratio of the past eight quarters.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are discussed in Notes 1 and 6 of "Notes to Consolidated Financial Statements," commencing on pages 47 and 57, respectively, of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Nonperforming Assets

Nonperforming assets include: loans for which the accrual of interest has been discontinued; loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower's financial condition; and real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion on the Company's policy on accrual of interest on loans see Note 1 of "Notes to Consolidated Financial Statements," commencing on page 47 of the Company's 2004 Annual Report on Form 10-K.

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

Table 8
Nonperforming Assets and Past Due Loans
(Dollar amounts in thousands)

	2005	2004

	March 31	December 31	September 30	June 30	March 31

Nonaccrual loans:
Commercial and industrial	$8,467	$11,267	$13,319	$14,219	$8,130
Agricultural	-	-	-	-	84
Real estate - commercial	1,816	1,774	2,554	2,401	1,801
Real estate - construction	4,159	4,159	4,288	3,819	4,644
Consumer	1,222	1,416	1,271	1,853	2,005
Real estate - 1-4 family	743	581	835	2,329	2,040

Total nonaccrual loans	16,407	19,197	22,267	24,621	18,704
Foreclosed real estate	3,270	3,736	4,528	4,602	4,779

Total nonperforming assets	19,677	22,933	26,795	29,223	23,483
90 days past due loans (still accruing interest)	4,625	2,658	3,108	4,160	6,977

Total nonperforming assets plus 90 days past due loans	$24,302	$25,591	$29,903	$33,383	$30,460

Nonperforming loans to total loans	0.39%	0.46%	0.53%	0.59%	0.45%
Nonperforming assets to total loans plus foreclosed real estate	0.47%	0.55%	0.64%	0.70%	0.57%
Nonperforming assets plus 90 day past loans to total loans plus foreclosed real estate	0.58%	0.62%	0.71%	0.80%	0. 74%

Reserve for loan losses to loans	1.35%	1.37%	1.35%	1.36%	1.38%
Reserve for loan losses to nonperforming loans	343%	295%	255%	230%	303%
Provision for loan losses	$3,150	$5,350	$3,240	$2,405	$1,928
Net loans charged-off	$3,624	$5,339	$3,219	$2,347	$1,704
Net loans charged-off to average loans	0.36%	0.51%	0.30%	0.23%	0.17%

The Company's level of overall credit quality improved during first quarter 2005. Nonperforming assets decreased by 14.1% to $19.7 million from $22.9 million at year-end 2004. Loans past due 90 days and still accruing interest totaled $4.6 million at March 31, 2005, up from $2.7 million at December 31, 2004 and down from $7.0 million at March 31, 2004. At March 31, 2005, nonperforming assets plus loans past due 90 days represented 0.58% of loans plus foreclosed real estate, equaling the lowest such level in the last 6 years. This level compares favorably with 0.62% at December 31, 2004 and 0.74% as of March 31, 2004.

The Company's disclosure with respect to impaired loans is contained in Note 5, "Reserve For Loan Losses and Impaired Loans," commencing on page 9* of this Form 10-Q.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended March 31, 2005 and December 31, 2004. Average, rather than period-end, balances are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

Table 9
Funding Sources - Average Balances
(Dollar amounts in thousands)

				% Change

	March 31, 2005	December 31, 2004	March 31, 2004	03/31/05 vs. 12/31/04	03/31/05 vs. 03/31/04

Demand deposits	$907,234	$937,725	$853,606	(3.3)	6.3
Savings deposits	644,492	643,857	636,465	0.1	1.3
NOW accounts	878,237	909,344	880,233	(3.4)	(0.2)
Money market accounts	685,633	716,181	752,082	(4.3)	(8.8)

Transactional deposits	3,115,596	3,207,107	3,122,386	(2.9)	(0.2)

Time deposits	1,550,292	1,498,723	1,466,612	3.4	5.7
Brokered deposits	252,109	241,627	185,996	4.3	35.5

Total time deposits	1,802,401	1,740,350	1,652,608	3.6	9.1

Total deposits	4,917,997	4,947,457	4,774,994	(0.6)	3.0

Repurchase agreements	394,506	445,222	475,763	(11.4)	(17.1)
Federal funds purchased	334,154	221,341	304,128	51.0	9.9
Federal Home Loan Bank ("FHLB") advances	508,731	518,038	498,074	(1.8)	2.1

Total borrowed funds	1,237,391	1,184,601	1,277,965	4.5	(3.2)

Subordinated debt - trust preferred securities	129,291	129,251	128,728	0.0	0.4

Total funding sources	$6,284,679	$6,261,309	$6,181,687	0.4	1.7

The Company's total average deposits were $4.9 billion for both first quarter 2005 and fourth quarter 2004. As of March 31, 2005, average demand balances increased 6.3%, and time deposit balances grew 9.1%, both as compared to first quarter 2004. The increase in time deposits from first quarter 2004 to first quarter 2005 was due in part to targeted pricing and promotional strategies designed to encourage longer-term retail deposits. Brokered deposits increased 35.5% from first quarter 2004 to first quarter 2005 as the Company shifted part of its funding mix away from short-term repurchase agreements into longer-term brokered deposits in anticipation of rising interest rates.

In spite of the decline in repurchase agreements, total average borrowed funds for first quarter 2005 increased 4.5% from fourth quarter 2004. Funding needs were provided through the Federal Funds market and FHLB advances. As of March 31, 2005, period-end FHLB borrowings totaled $440.7 million, as compared to $513.7 million as of December 31, 2004. As of March 31, 2005, the weighted-average maturity of FHLB borrowings was 8.4 months and the weighted-average rate paid thereon was 1.91%, as compared to 7.6 months and 1.81%, respectively, as of December 31, 2004.

MANAGEMENT OF CAPITAL

Stockholders' Equity

Stockholders' equity at March 31, 2005 was $519.2 million as compared to $532.0 million at December 31, 2004. Stockholders' equity as a percentage of assets was 7.5% at March 31, 2005 compared to 7.8% at December 31, 2004. Book value per common share was $11.35, down from $11.55 at the end of 2004, with the decrease attributable to a $15.2 million post-tax decline in the appreciation of the available for sale securities portfolio reflected in other comprehensive income.

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

Table 10
Capital Measurements

				Regulatory
	March 31,		December 31,	Minimum For

	2005	2004	2004	Well Capitalized

Regulatory capital ratios:
Total capital to risk-weighted assets	11.53%	11.45%	11.52%	10.00%
Tier 1 capital to risk-weighted assets	10.47%	10.34%	10.45%	6.00%
Tier 1 leverage to average assets	8.18%	7.93%	8.16%	5.00%
Tangible equity ratios:
Tangible equity to tangible assets	6.21%	6.31%	6.43%	(1)
Tangible equity to risk-weighted assets	8.00%	8.39%	8.26%	(1)

(1)	Ratio is not subject to Regulatory Guidance. Tangible equity and tangible assets equal total equity and assets, respectively, less goodwill and other intangibles.

As of March 31, 2005 First Midwest's Total Risk Based Capital was 11.53%, compared to 11.52% as of December 31, 2004. Its Tier 1 Risk Based Capital ratio was 10.47%, up from 10.45% as of December 31, 2004. First Midwest's tangible capital ratio, which represents the ratio of stockholders' equity to total assets excluding intangible assets, stood at 6.21%, down from 6.43% as of December 31, 2004, reflecting primarily the combined impact of asset growth and changes in the unrealized market value of securities.

Stock Repurchase Programs

The Company continues to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to stockholders in the form of dividends and through common stock repurchases. The latter increases the percentage ownership of the Company by existing stockholders.

In 2002, the Company's Board of Directors authorized the repurchase of up to 3 million of its common shares, or 6.28% of shares then outstanding. The repurchase plan authorizes repurchases in both open market and privately negotiated transactions and has no execution time limit. The Company expects to continue share repurchases throughout 2005, with the pace of repurchase subject to ongoing capital and investment considerations.

The following table summarizes shares repurchased by the Company during the quarter ended March 31, 2005.

Table 11
Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31, 2005	124	$34.06	124	537
February 1 - February 28, 2005	211	34.32	211	326
March 1 - March 31, 2005	30	33.98	30	296

Total	365	$34.20	365

(1)	Includes 10,973 shares purchased in private transactions. All other shares purchased were executed in the open market.

Shares repurchased are held as treasury stock and available for issuances in conjunction with the Company's Dividend Reinvestment Plan, qualified and nonqualified retirement plans, and stock option plans as well as for other general corporate purposes. During first quarter 2005, the Company reissued 25,518 treasury shares to fund such plans.

The following table summarizes shares repurchased by the Company for the prior three calendar years and for the first quarter of 2005 under current and previous repurchase authorizations.

Table 12
Shares Repurchased Under Authorized Programs
(Number of shares and dollar amounts in thousands)

	Quarter Ended	Years Ended December 31,

	March 31, 2005	2004	2003	2002

Shares purchased	365	897	842	1,866
Cost	$12,500	$31,240	$22,404	$52,117
Average price per share	$34.20	$34.82	$26.60	$27.93

Dividends

The Company paid dividends per common share of $0.24 in first quarter 2005, up 9.1% from the $0.22 quarterly dividend per share paid in first quarter 2004. The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share was 43.6% for first quarter 2005 and 43.1% for first quarter 2004. The 2005 annualized indicated dividend of $0.96 represents an annual dividend yield of 3.0% as of March 31, 2005.

ITEM 3. QUALITATIVE AND QUANTITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is the Company's primary market risk and is the result of repricing, basis, and option risk. A description and analysis of the Company's interest rate risk management policies is included in the Item 7a, "Qualitative and Quantitative Disclosures about Market Risk" contained in the Company's 2004 Annual Report on Form 10-K.

The Company seeks to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Bank's Asset and Liability Management Committee ("ALCO") oversees financial risk management by developing programs to measure and manage interest rate risks within authorized limits set by the Bank's Board of Directors. ALCO also approves the Bank's asset/liability management policies, oversees the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviews the Bank's interest rate sensitivity position. Management uses net interest income and economic value of equity simulation modeling tools to analyze and capture near-term and longer-term interest rate exposures.

Net interest income represents the Company's primary tool for gauging interest rate sensitivity. Net interest income simulation analysis measures the sensitivity of net interest income to various interest rate movements and balance sheet structures. The simulation is based on actual cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The simulation includes management projections for activity levels in each of the product lines offered by the Company. Assumptions based upon the historical behavior of deposit rates and balances in relation to interest rates are also incorporated into the simulation. These assumptions are inherently uncertain. As a result, the simulation cannot precisely measure net interest income or precisely predict the impact of the fluctuation in interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude, frequency of interest rate changes, and changes in market conditions and management strategies.

The Company monitors and manages interest rate risk within approved policy limits. The simulation model assesses the magnitude of changes in net interest income resulting from changes in interest rates over a 12-month horizon using multiple rate scenarios. These scenarios include, but are not limited to, a flat or unchanged rate environment, a "most likely" forecast

(which the Company believes to be the most probable outlook), a gradual increase and decrease of 200 basis points that occurs in equal steps over a six month time horizon, and immediate increases and decreases of 200 and 300 basis points.

The Company's current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in all interest rate limits. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates. Given the low interest rate environment existent at March 31, 2005 and December 31, 2004, the Bank's Board of Directors temporarily authorized operation outside of existing policy limits under the gradual falling rate scenario.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates

	-200	+200	-200	+200	-300 (2)	+300

March 31, 2005:
Dollar change	$(24,008)	$169	$(31,046)	$105	N/M	$3,814
Percent change	-10.0%	+0.1%	-12.9%	-	N/M	+1.6%
December 31, 2004:
Dollar change	$(20,041)	$2,755	$(28,500)	$5,552	N/M	$11,438
Percent change	-8.5%	+1.2%	-12.0%	+2.3%	N/M	+4.8%

(1)	Reflects an assumed uniform change in interest rates across all terms that occur in equal steps over a six-month horizon.
(2)

N/M - Due to the low level of interest rates as of March 31, 2005 and December 31, 2004, in management's judgment, an assumed 300 basis point drop in interest rates was deemed not meaningful in the current interest rate environment.

As of March 31, 2005, the Company's interest rate sensitivity profile, assuming a gradual change in rates, was less positive in rising interest rate scenarios than the profile that existed as of December 31, 2004. The change in the level of volatility from December 31, 2004 is primarily due to the change in anticipated prepayment speeds on mortgage-backed securities. As market rates have increased since year-end 2004, anticipated prepayments have slowed, and duration has extended. The higher level of interest rates existent at March 31, 2005 limits the Company's ability to benefit from future interest rate increases, as the positive impact of slowing mortgage prepayments existent as of March 31, 2005 will have already been partially realized as projected performance through the remainder of 2005. The Company's interest rate sensitivity profile as of March 31, 2005 was more negative in falling interest rate scenarios than as of December 31, 2004. The increase in volatility since year-end 2004 is also a result of changes in prepayment speeds. Since prepayment speeds are at a low level, having slowed since year-end 2004, if interest rates move downward, prepayments will accelerate, causing a greater reduction in earnings than what would have been expected at year-end 2004. This level of variation is beyond the policy restriction of 8%; however, in the current interest rate environment the Company does not see this as a serious threat, as interest rates remain historically low.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates

	-200	+200

March 31, 2005:
Dollar change	$(58,474)	$(49,665)
Percent change	-5.8%	-4.9%
December 31, 2004:
Dollar change	$(47,736)	$(30,601)
Percent change	-5.0%	-3.2%

The sensitivity of the Company's economic value of equity to changes in interest rates has increased in comparison to December 31, 2004. The increase in sensitivity as of March 31, 2005 as compared to December 31, 2004 is due to the increase in the level of price volatility of the investment portfolio, namely mortgage-backed securities. Since year-end 2004, market rates have risen, causing the speed of projected cash flows to slow and thus lengthening the expected duration of mortgage-backed securities.

In contrast to the discussion on net interest income sensitivity above, the Company's current sensitivity of the economic value of equity suggests relatively balanced performance in both a rising and falling interest rate environment. The Company anticipates adjusting its balance sheet to enhance both shorter and longer-term performance, as it continues to expect interest rates to transition to more normalized, higher levels. While the Company's balance sheet and net interest income remains vulnerable to an immediate decrease in interest rates, ALCO has deemed the risk of an immediate and extended decline in interest rates to be low given the current rate environment.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer, and Principal Accounting Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and Principal Accounting Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Discussions regarding the purchase of securities by the issuer is located on page 25* of this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits - See Exhibit Index located on page 29*.
(b) Reports on Form 8-K
The following Current Reports on Form 8-K were filed or furnished during the first quarter of 2005:
On January 6, 2005, the Company announced a one-year suspension of its Board of Directors retirement policy as it applied to Bruce S. Chelberg.
On January 19, 2005, the Company announced its earnings results for the quarter and year ended December 31, 2004.

On February 28, 2005, the Company announced 2005 base salaries and 2004 bonus payments for the executive officers to be named in its 2005 Proxy Statement.
On March 2, 2005, the Company made available the slide presentation presented at the Midwest 2005 Super-Community Bank Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/S/ MICHAEL L. SCUDDER
Michael L. Scudder Executive Vice President*

Date: May 6, 2005

* Duly authorized to sign on behalf of the Registrant.

EXHIBIT INDEX
Exhibit Number	Description of Documents	Sequential Page #

15	Acknowledgment of Independent Registered Public Accounting Firm.	30
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .	31
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	32
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	33
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	34
99	Report of Independent Registered Public Accounting Firm.	35