Form 10-Q
period 2005-06-30
FIRST MIDWEST BANCORP INC
filed 2005-08-08
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967

_______________

FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

One Pierce Place, Suite 1500
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
At August 5, 2005, there were 45,381,088 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS
Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Condition	3*
	Consolidated Statements of Income	4*
	Consolidated Statements of Changes in Stockholders' Equity	5*
	Consolidated Statements of Cash Flows	6*
	Notes to Consolidated Financial Statements	7*

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12*

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	27*

Item 4.	Controls and Procedures	29*

Part II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	29*

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 6.	Exhibits and Reports on Form 8-K	30*

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Dollar amounts in thousands)

	June 30, 2005	December 31, 2004

	(Unaudited)
Assets
Cash and due from banks	$138,719	$119,880
Federal funds sold and other short-term investments	169	330
Mortgages held for sale	7,079	4,251
Securities available for sale, at market value	2,264,616	2,179,438
Securities held to maturity, at amortized cost	67,503	64,576

Loans	4,223,168	4,135,278
Reserve for loan losses	(56,262)	(56,718)

Net loans	4,166,906	4,078,560

Premises, furniture, and equipment	92,002	89,003
Accrued interest receivable	33,947	30,169
Investment in corporate owned life insurance	153,777	151,359
Goodwill	84,547	84,547
Other intangible assets	11,100	12,165
Other assets	52,776	49,103

Total assets	$7,073,141	$6,863,381

Liabilities
Demand deposits	$942,602	$922,540
Savings deposits	618,814	644,664
NOW accounts	911,426	891,378
Money market deposits	694,958	691,648
Time deposits	1,920,629	1,755,148

Total deposits	5,088,429	4,905,378

Borrowed funds	1,249,814	1,218,332
Subordinated debt - trust preferred securities	132,707	129,294
Accrued interest payable	8,379	7,036
Payable for securities purchased	1,524	19,741
Other liabilities	55,204	51,562

Total liabilities	6,536,057	6,331,343

Stockholders' Equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 100,000 shares; issued 56,927 shares; outstanding: June 30, 2005 - 45,399 shares December 31, 2004 - 46,065 shares	569	569
Additional paid-in capital	61,477	61,918
Retained earnings	736,779	707,435
Accumulated other comprehensive income, net of tax	9,344	10,115
Treasury stock, at cost: June 30, 2005 - 11,528 shares December 31, 2004 - 10,862 shares	(271,085)	(247,999)

Total stockholders' equity	537,084	532,038

Total liabilities and stockholders' equity	$7,073,141	$6,863,381

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)
	Quarters Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Interest Income
Loans	$64,325	$54,503	$123,940	$109,148
Securities available for sale	24,098	21,205	46,914	43,200
Securities held to maturity	746	639	1,414	1,288
Federal funds sold and other short-term investments	89	198	145	298

Total interest income	89,258	76,545	172,413	153,934

Interest Expense
Deposits	20,204	13,556	37,364	27,225
Borrowed funds	7,599	4,949	14,422	9,766
Subordinated debt - trust preferred securities	2,044	1,992	4,107	4,006

Total interest expense	29,847	20,497	55,893	40,997

Net interest income	59,411	56,048	116,520	112,937

Provision for loan losses	1,800	2,405	4,950	4,333

Net interest income after provision for loan losses	57,611	53,643	111,570	108,604

Noninterest Income
Service charges on deposit accounts	7,446	7,041	14,139	13,282
Trust and investment management fees	3,150	3,038	6,279	6,000
Other service charges, commissions, and fees	4,402	3,834	8,212	7,466
Card-based fees	2,620	2,349	4,967	4,495
Corporate owned life insurance income	1,223	1,244	2,418	2,511
Security gains, net	(16)	2,663	2,545	4,602
(Losses) on early extinguishment of debt	-	(1,413)	-	(2,653)
Other income	848	351	1,259	789

Total noninterest income	19,673	19,107	39,819	36,492

Noninterest Expense
Salaries and wages	17,713	16,041	34,443	32,829
Retirement and other employee benefits	6,346	5,714	12,469	11,042
Net occupancy expense	4,027	3,772	8,288	7,875
Equipment expense	2,073	2,258	4,168	4,500
Technology and related costs	1,396	2,007	2,777	4,042
Professional services	2,284	1,784	4,670	3,535
Advertising and promotions	1,235	1,488	2,250	2,362
Merchant card expense	1,174	966	2,216	1,876
Other expenses	4,997	5,947	9,736	12,121

Total noninterest expense	41,245	39,977	81,017	80,182

Income before income tax expense	36,039	32,773	70,372	64,914
Income tax expense	9,529	8,061	18,655	16,170

Net income	$26,510	$24,712	$51,717	$48,744

Per Share Data
Basic earnings per share	$0.58	$0.53	$1.13	$1.05
Diluted earnings per share	$0.58	$0.53	$1.12	$1.04
Cash dividends per share	$0.25	$0.22	$0.49	$0.44
Weighted average shares outstanding	45,627	46,577	45,749	46,569
Weighted average diluted shares outstanding	45,900	46,976	46,031	46,964

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Balance at December 31, 2003	$569	$68,755	$650,128	$32,656	$(229,568)	$522,540
Comprehensive Income:
Net income	-	-	48,744	-	-	48,744
Other comprehensive (loss) income: (1)
Unrealized (losses) on securities	-	-	-	(43,696)	-	(43,696)
Unrealized gains on hedging activities activities	-	-	-	497	-	497

Total comprehensive income						5,545
Dividends declared ($0.44 per share)	-	-	(20,530)	-	-	(20,530)
Purchase of treasury stock	-	-	-	-	(5,341)	(5,341)
Treasury stock (purchased for) benefit
benefit plans	-	(4)	-	-	(107)	(111)
Exercise of stock options	-	(1,991)	-	-	6,789	4,798

Balance at June 30, 2004	$569	$66,760	$678,342	$(10,543)	$(228,227)	$506,901

Balance at December 31, 2004	$569	$61,918	$707,435	$10,115	$(247,999)	$532,038
Comprehensive Income:
Net income	-	-	51,717	-	-	51,717
Other comprehensive (loss): (1)
Unrealized (losses) on securities	-	-	-	(477)	-	(477)
Unrealized (losses) on hedging activities	-	-	-	(294)	-	(294)

Total comprehensive income						50,946
Dividends declared ($0.49 per share)	-	-	(22,373)	-	-	(22,373)
Purchase of treasury stock	-	-	-	-	(24,976)	(24,976)
Treasury stock issued to benefit plans	-	76	-	-	128	204
Exercise of stock options	-	(517)	-	-	1,762	1,245

Balance at June 30, 2005	$569	$61,477	$736,779	$9,344	$(271,085)	$537,084

(1)	Net of taxes and reclassification adjustments.

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)

	Six Months Ended June 30,

	2005	2004

Net cash provided by operating activities	$40,133	$62,039

Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	222,458	321,277
Proceeds from sales	52,436	269,598
Purchases	(361,702)	(499,087)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	12,153	12,209
Purchases	(15,104)	(6,372)
Net (increase) in loans	(93,571)	(119,196)
Proceeds from sales of other real estate owned, net of purchases	823	3,168
Proceeds from sales of premises, furniture, and equipment	9	7
Purchases of premises, furniture, and equipment	(7,327)	(4,435)

Net cash (used in) investing activities	(189,825)	(22,831)

Financing Activities
Net increase in deposit accounts	183,051	77,494
Net increase (decrease) in borrowed funds	31,482	(123,572)
Purchase of treasury stock	(24,976)	(5,341)
Cash dividends paid	(22,086)	(20,519)
Exercise of stock options	899	3,862

Net cash provided by (used in) financing activities	168,370	(68,076)

Net increase (decrease) in cash and cash equivalents	18,678	(28,868)
Cash and cash equivalents at beginning of period	120,210	192,689

Cash and cash equivalents at end of period	$138,888	$163,821

Supplemental Disclosures:
Noncash transfers of loans to foreclosed real estate	$275	$1,698
Dividends declared but unpaid	11,380	10,275

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarters and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated financial statements include the accounts of First Midwest Bancorp, Inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," supersedes Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25,") and amends FASB Statement No. 95, "Statement of Cash Flows." SFAS No. 123R established standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. In April 2005, the Securities and Exchange Commission ("SEC") delayed the required effective date of SFAS No. 123R to the beginning of the first annual period beginning after June 15, 2005, although early adoption is allowed. SFAS No. 123R permits companies to adopt the recognition requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

The Company currently uses the intrinsic value method as permitted by APB 25 to account for its share-based payments to employees, and as such, generally recognizes no compensation expense for employee stock options. Accordingly, adopting SFAS No. 123R will result in the Company recording compensation cost for employee stock options. Had the Company adopted stock option expensing in prior periods, the impact would have approximated that as presented in the SFAS No. 123 disclosure of pro-forma net income and earnings per share in Note 1, "Summary of Significant Accounting Policies," of the Company's 2004 Annual Report on Form 10-K. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases, and cancellations of existing awards before and after the adoption of this standard.

The Company currently utilizes the Black-Scholes option-pricing model to measure the fair value of stock options granted. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company will adopt SFAS No. 123R effective January 1, 2006 and is currently evaluating the alternative recognition methods and option-pricing models, including the underlying valuation assumptions, and has not yet determined which model it will use to measure the fair value of stock options awarded after the adoption of SFAS No. 123R.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 was issued to address accounting for differences between the contractual cash flows and the cash flows expected to be collected of certain loans and debt securities (structured as loans) when acquired in a transfer, if those differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 could limit the interest income that is recognized for certain loans and debt securities by requiring that acquired loans and debt securities be recorded at their fair value defined as the present value of future cash flows net of expected credit losses. As a result, an allowance for loan losses would not be recognized at acquisition. Subsequent increases in expected cash flows are recognized prospectively through an adjustment of the loan or debt security's yield over its remaining life. Decreases in expected cash flows are recognized as impairment through the reserve for loan losses. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004. The Company adopted SOP 03-3 on January 1, 2005. The adoption of this standard had no impact on the Company's financial position, results of operations, or liquidity as no loans were purchased in the first six months of 2005.

3. SECURITIES

Securities Portfolio
(Dollar amounts in thousands)
	June 30, 2005				December 31, 2004

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Available for Sale
U.S. Treasury	$574	$-	$-	$574	$-	$-	$-	$-
U.S. Agency	56,717	33	(337)	56,413	141,928	357	(263)	142,022
Collateralized mortgage obligations	965,418	1,516	(10,184)	956,750	898,565	2,378	(8,177)	892,766
Other mortgage- backed	362,743	4,902	(1,602)	366,043	393,353	4,843	(1,479)	396,717
State and municipal	630,739	21,889	(844)	651,784	566,425	20,369	(1,794)	585,000
Other	233,095	361	(404)	233,052	163,057	28	(152)	162,933

Total	$2,249,286	$28,701	$(13,371)	$2,264,616	$2,163,328	$27,975	$(11,865)	$2,179,438

Securities Held to Maturity

U.S. Treasury	$475	$-	$(3)	$472	$1,025	$-	$(4)	$1,021
U.S. Agency	-	-	-	-	449	-	(1)	448
State and municipal	67,028	44	-	67,072	63,102	47	-	$63,149

Total	$67,503	$44	$(3)	$67,544	$64,576	$47	$(5)	$64,618

4. LOANS

Loan Portfolio
(Dollar amounts in thousands)

	June 30,	December 31,
	2005	2004

Commercial and industrial	$1,215,038	$1,146,168
Agricultural	121,092	107,059
Real estate - commercial	1,562,550	1,493,855
Real estate - construction	407,395	427,248
Consumer	795,706	868,436
Real estate - 1-4 family	121,387	92,512

Total loans	$4,223,168	$4,135,278

Total loans are net of deferred loan fees of $6.0 million at June 30, 2005 and $5.2 million at December 31, 2004. The Company primarily lends to consumers and small to mid-sized businesses in the market areas in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower. The Company believes that such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. As of June 30, 2005 and December 31, 2004, there were no significant loan concentrations with any single borrower, industry, or geographic segment.

It is the Company's policy to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral to obtain prior to making a loan. In the event of borrower default, the Company seeks restitution through adherence to state lending laws and the Company's lending standards and credit monitoring procedures.

5. RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve for Loan Losses
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Balance at beginning of period	$56,244	$56,628	$56,718	$56,404
Loans charged-off	(2,224)	(2,977)	(6,336)	(5,350)
Recoveries of loans previously charged-off	442	630	930	1,299

Net loans charged-off	(1,782)	(2,347)	(5,406)	(4,051)
Provision for loan losses	1,800	2,405	4,950	4,333

Balance at end of period	$56,262	$56,686	$56,262	$56,686

A portion of the Company's reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets.

Impaired Loans
(Dollar amounts in thousands)

	June 30, 2005	December 31, 2004

Impaired Loans:
With valuation reserve required (1)	$4,138	$6,851
With no valuation reserve required	5,844	10,349

Total impaired loans	$9,982	$17,200

Valuation reserve related to impaired loans	$3,678	$5,524

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.

The average recorded investment in impaired loans was $14.0 million for the six months ended June 30, 2005 and $17.7 million the six months ended June 30, 2004. Interest income recognized on impaired loans for the six months ended June 30, 2005 and 2004 was $17 thousand and $86 thousand, respectively. Interest income recognized on impaired loans is recorded using the cash basis of accounting.

No additional funds are committed to be advanced in connection with impaired loans.

6. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Share
(Dollar amounts in thousands, except per share data.)
	Quarters Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Basic Earnings per Share:
Net income	$26,510	$24,712	$51,717	$48,744
Average common shares outstanding	45,627	46,577	45,749	46,569
Basic earnings per share	$0.58	$0.53	$1.13	$1.05

Diluted Earnings per Share:
Net income	$26,510	$24,712	$51,717	$48,744
Average common shares outstanding	45,627	46,577	45,749	46,569
Dilutive effect of stock options	273	399	282	395

Diluted average common shares outstanding	45,900	46,976	46,031	46,964

Diluted earnings per share	$0.58	$0.53	$1.12	$1.04

7. PENSION PLAN

Net Periodic Benefit Pension Expense
(Dollar amounts in thousands)
	Quarters Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$1,136	$1,005	$2,292	$2,010
Interest cost	638	541	1,235	1,081
Expected return on plan assets	(892)	(628)	(1,578)	(1,255)
Recognized net actuarial loss	251	188	490	376
Amortization of prior service cost	2	2	4	4

Net periodic cost	$1,135	$1,108	$2,443	$2,216

The Company previously disclosed in Note 16 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004 that it expected to contribute approximately $6.5 million to its Pension Plan in 2005. As of June 30, 2005, $6.3 million of contributions have been made in 2005. The Company currently does not anticipate making any additional contributions in 2005.

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

Pro Forma Net Income and Earnings per Share
(Dollar amounts in thousands, except per share data)

	Quarters ended June 30,		Six Months June 30,

	2005	2004	2005	2004

Net income, as reported	$26,510	$24,712	$51,717	$48,744
Less: pro forma expense related to options, net of tax	448	318	890	638

Pro forma net income	$26,062	$24,394	$50,827	$48,106

Basic Earnings Per Share:
As reported	$0.58	$0.53	$1.13	$1.05
Pro forma	$0.57	$0.52	$1.11	$1.03
Diluted Earnings Per Share:
As reported	$0.58	$0.53	$1.12	$1.04
Pro forma	$0.57	$0.52	$1.10	$1.02

The fair value of stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends. The Company's stock options have characteristics significantly different from traded options. Changes in these assumptions can materially affect the fair value estimate, and, as a result, the existing model may not necessarily provide a reliable single measure of the fair value of employee stock options.

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	June 30, 2005	December 31, 2004

Commitments to extend credit:
Home equity lines	$292,201	$282,247
All other commitments	1,105,595	1,099,025
Letters of credit:
Standby	126,465	128,799
Commercial	3,152	4,981
Recourse on assets securitized	23,567	26,365

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses, variable interest rates tied to prime rate, and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements.

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements is represented by the contractual amount of the commitment. The carrying value of the Company's standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $697,000 as of June 30, 2005 and $770,000 as of December 31, 2004. As of June 30, 2005, standby letters of credit had a remaining weighted-average term of approximately 17 months, with remaining actual lives ranging from less than 1 year to 10.4 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in fourth quarter 2004, the Company is obligated by agreement to repurchase at recorded value any nonperforming loans, defined as loans past due greater than 90 days. The aggregate recorded value of securitized loans subject to this recourse obligation was $23.6 million as of June 30, 2005 and $26.4 million as of December 31, 2004. Per its agreement, the Company's recourse obligations will end on November 30, 2011. The carrying value of the Company's recourse liability, which is included in other liabilities in the Consolidated Statements of Condition, totaled $148,000 as of both June 30, 2005 and December 31, 2004.

Legal Proceedings

As of June 30, 2005, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of June 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of the Company's results of operations and financial condition for the quarters and six months ended June 30, 2005 and 2004. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as the Company's 2004 Annual Report on Form 10-K. Results of operations for the quarter and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

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

The Company has numerous accounting policies, of which the most significant are presented in Note 1, "Summary of Significant Accounting Policies," of the Company's 2004 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that its accounting policies with respect to the reserve for loan losses and income taxes are the accounting areas requiring subjective or complex judgments that are most important to the Company's financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

Reserve for Loan Losses

Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The Company's reserve for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the reserve for loan losses as well as its assessment of the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company's methodology of assessing the adequacy of the reserve for loan losses, see Note 1, "Summary of Significant Accounting Policies," of the Company's 2004 Annual Report on Form 10-K.

Income Taxes

The Company accounts for income tax expense by applying an estimated effective tax rate to its pre-tax income. The effective tax rate is based on management's judgments and estimates regarding permanent differences in the treatment of specific items of income and expense for financial statement and income tax purposes. In addition, the Company recognizes deferred tax assets and liabilities, recorded in the Consolidated Statements of Condition, based on management's judgments and estimates regarding temporary differences in the recognition of income and expenses for financial statement and income tax purposes.

The Company must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carry back to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Although the Company has determined a valuation allowance is not required for any deferred tax assets, there is no guarantee that these assets are recognizable. For additional discussion of income taxes, see Note 1, "Summary of Significant Accounting Policies," and Note 15, "Income Taxes," of the Company's 2004 Annual Report on Form 10-K.

PERFORMANCE OVERVIEW

The Company's net income for the quarter ended June 30, 2005 totaled $26.5 million, or $0.58 per diluted share, an increase of 9.4% on a per diluted share basis from $24.7 million, or $0.53 per diluted share, for second quarter 2004. Second quarter 2005 performance resulted in an annualized return on average stockholders' equity of 19.9% as compared to 19.2% for second quarter 2004, and an annualized return on average assets of 1.52% for second quarter 2005 as compared to 1.44% for second quarter 2004.

Compared to second quarter 2004, the Company's second quarter 2005 net earnings reflected higher net interest income and continued tight control of operating costs, which offset the absence of net security gains and debt extinguishment losses. The Company's higher net interest income in second quarter 2005 benefited from continued corporate loan and securities portfolio growth as well as a higher net interest margin. Second quarter 2005 net interest margin of 3.93% increased 12 basis points from second quarter 2004, reflecting the positive benefits of higher shorter-term interest rates on loan yields and the lagging effects on repricing deposits, both of which are partially offset by the impact of the flattening yield curve on longer-term asset yields.

For the first six months of 2005, the Company's net income increased to $51.7 million, or $1.12 per diluted share, from $48.7 million, or $1.04 per diluted share for the first six months of 2004. The Company's annualized return on average equity was 19.5% for the first six months of 2005 as compared to 18.6% for the same period in 2004, and its annualized return on average assets was 1.51% for the first half of 2005 as compared to 1.43% for the 2004 period.

Overall earnings performance is expected to benefit from higher net interest income, improving fee revenue, expense control, and continued low credit costs. Net interest income performance for the remainder of 2005 is expected to benefit from continuing corporate loan growth, remediation-related loan proceeds, increasing interest rates, and delays or timing differences in the repricing of certain transactional and time deposits. These benefits are expected to be partially offset by the impact of competitive pricing pressures, a flatter yield curve on longer-term asset yields, and the redeployment of maturing borrowings. Net interest margin management will remain a continuing focus for the remainder of 2005 given the uncertainty of the evolving interest rate environment and the impact on balance sheet performance.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income represents the difference between interest income and fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in the "Notes to Consolidated Financial Statements" contained in the Company's 2004 Annual Report on Form 10-K.

For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. The effect of such adjustment is presented in the following table.

Table 1
Effect of Tax Equivalent Adjustment
(Dollar amounts in thousands)
	Quarters Ended June 30,			Six Months Ended June 30,

	2005	2004	% Change	2005	2004	% Change

Net interest income	$59,411	$56,048	6.0	$116,520	$112,937	3.2
Tax equivalent adjustment	3,909	4,608	(15.2)	7,694	9,272	(17.0)

Tax equivalent net interest income	$63,320	$60,656	4.4	$124,214	$122,209	1.6

As shown in the Net Interest Income and Margin Analysis, Table 2, on page 17* of this Form 10-Q, tax equivalent net interest income was $63.3 million for second quarter 2005, up 4.4% from $60.7 million for 2004's second quarter. Net interest margin for second quarter 2005 was 3.93%, up from 3.87% for first quarter 2005 and 3.81% for second quarter 2004. This reflected the positive impact of comparatively higher shorter-term interest rates on loan yields and the lagging effects on repricing deposits, both of which are partially offset by the impact of the flattening yield curve on longer-term asset yields.

As shown in Table 2, second quarter 2005 tax equivalent interest income improved $12.0 million as compared to second quarter 2004, benefiting from the positive impact of higher shorter-term interest rates on corporate loan categories, as well as from growth in the securities and loan portfolios. Second quarter 2005 interest expense increased $9.4 million as compared to second quarter 2004, primarily due to the impact of higher shorter-term interest rates on repricing borrowed funds and time deposits.

Based on management's projections for asset and liability growth, as well as its expectation for continued, measured interest rate increases by the Federal Reserve Bank in shorter-term interest rates, net interest margin is expected to stabilize in the range of 3.85% to 3.90% for the remainder of 2005. Actual net interest margin performance will depend upon interest-earning asset growth, the Company's mix of assets and liabilities, the pace and timing of changes in interest rates, and the shape of the yield curve. The Company's expectations for net interest income and net interest margin performance include proceeds to be recovered from the remediation of a nonperforming loan acquired from CoVest Banc in 2003. Current expectations could see net interest income increase by approximately $1.2 million and net interest margin increase by approximately 7 basis points in each of the next three quarters as a result this recovery. The Company continues to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in net interest income. A description and analysis of the Company's market risk and interest rate sensitivity profile and management policies commences on page 27* of this Form 10-Q.

Table 2 on the following page summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended June 30, 2005 and 2004. Table 3 on page 18* summarizes the same information for the six months ended June 30, 2005 and June 30, 2004. These tables also detail increases and decreases in income and expense for each of the Company's major categories of assets and liabilities and analyze the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as described in Table 1 above.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Quarters Ended June 30, 2005 and 2004

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2005	2004	Increase (Decrease)	2005	2004	Basis Points Inc/(Dec)	2005	2004	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$4,503	$43,274	$(38,771)	2.94%	0.97%	1.97%	$33	$105	$(72)	$57	$(129)	$(72)
Mortgages held for sale	4,495	7,759	(3,264)	5.00%	4.79%	0.21%	56	93	(37)	(41)	4	(37)
Securities available for sale	2,190,031	2,087,772	102,259	5.03%	4.86%	0.17%	27,542	25,357	2,185	1,268	917	2,185
Securities held to maturity	75,644	67,638	8,006	5.86%	5.83%	0.03%	1,109	986	123	117	6	123
Loans net of unearned discount:
Commercial and industrial	1,190,656	1,102,389	88,267	6.07%	4.84%	1.23%	18,020	13,347	4,673	1,134	3,539	4,673
Agricultural	117,619	100,901	16,718	5.87%	3.89%	1.98%	1,722	981	741	183	558	741
Real estate - commercial	1,535,434	1,453,499	81,935	6.27%	5.58%	0.69%	24,013	20,270	3,743	1,187	2,556	3,743
Real estate - construction	410,584	441,212	(30,628)	6.84%	4.80%	2.04%	6,997	5,292	1,705	(336)	2,041	1,705
Consumer	809,844	894,965	(85,121)	5.94%	5.53%	0.41%	11,986	12,371	(385)	(1,500)	1,115	(385)
Real estate - 1-4 family	113,474	161,784	(48,310)	5.97%	5.81%	0.16%	1,689	2,351	(662)	(721)	59	(662)

Total loans	4,177,611	4,154,750	22,861	6.19%	5.26%	0.93%	64,427	54,612	9,815	(53)	9,868	9,815

Total interest-earning assets	$6,452,284	$6,361,193	$91,091	5.79%	5.10%	0.69%	$93,167	$81,153	$12,014	$1,348	$10,666	$12,014

Savings deposits	$633,417	$655,872	$(22,455)	0.66%	0.66%	0.00%	$1,038	$1,084	$(46)	$(37)	$(9)	$(46)
NOW accounts	931,699	952,986	(21,287)	1.12%	0.74%	0.38%	2,605	1,762	843	(38)	881	843
Money market deposits	675,828	737,458	(61,630)	1.83%	1.14%	0.69%	3,085	2,093	992	(158)	1,150	992
Time deposits	1,942,219	1,691,628	250,591	2.78%	2.04%	0.74%	13,476	8,617	4,859	1,410	3,449	4,859
Borrowed funds	1,152,825	1,294,370	(141,545)	2.64%	1.53%	1.11%	7,599	4,949	2,650	(471)	3,121	2,650
Subordinated debt - trust preferred securities	129,083	128,271	812	6.35%	6.21%	0.14%	2,044	1,992	52	13	39	52

Total interest-bearing liabilities	$5,465,071	$5,460,585	$4,486	2.19%	1.50%	0.69%	$29,847	$20,497	$9,350	$719	$8,631	$9,350

Net interest margin / income				3.93%	3.81%	0.12%	$63,320	$60,656	$2,664	$629	$2,035	$2,664

	2005		2004

Net Interest Margin Trend By Quarter	2nd	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	5.79%	5.53%	5.42%	5.30%	5.10%	5.29%
Rates paid on interest-bearing liabilities	2.19%	1.96%	1.76%	1.64%	1.50%	1.54%
Net interest margin	3.93%	3.87%	3.94%	3.90%	3.81%	3.97%

Table 3
Net Interest Income and Margin Analysis

(Dollar amounts in thousands)
	Six Months Ended June 30, 2005 and 2004

	Average Balances			Average Interest Rates Earned/Paid				Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2005	2004	Increase (Decrease)	2005	2004		Basis Points Inc/(Dec)	2005	2004	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$2,735	$22,606	$(19,871)	3.39%	0.98%		2.41%	$46	111	$(65)	$37	$(102)	$(65)
Mortgages held for sale	3,896	7,305	(3,409)	5.12%	5.12%		0.00%	99	187	(88)	(87)	(1)	(88)
Securities available for sale	2,168,123	2,081,102	87,021	4.96%	4.96%		0.00%	53,723	51,584	2,139	2,156	(17)	2,139
Securities held to maturity	71,568	66,902	4,666	5.95%	5.93%		0.02%	2,129	1,982	147	139	8	147
Loans net of unearned discount:
Commercial and industrial	1,171,432	1,078,273	93,159	5.96%	4.95%		1.01%	34,597	26,672	7,925	2,442	5,483	7,925
Agricultural	111,771	99,065	12,706	5.57%	4.20%		1.37%	3,087	2,082	1,005	291	714	1,005
Real estate - commercial	1,520,952	1,430,310	90,642	6.12%	5.62%		0.50%	46,185	40,164	6,021	2,636	3,385	6,021
Real estate - construction	414,465	442,077	(27,612)	6.40%	4.77%		1.63%	13,152	10,534	2,618	(607)	3,225	2,618
Consumer	828,394	891,815	(63,421)	5.82%	5.61%		0.21%	23,924	24,994	(1,070)	(1,873)	803	(1,070)
Real estate - 1-4 family	105,831	163,850	(58,019)	6.03%	5.98%		0.05%	3,165	4,896	(1,731)	(1,735)	4	(1,731)

Total loans	4,152,845	4,105,390	47,455	6.03%	5.33%		0.70%	124,110	109,342	14,768	1,154	13,614	14,768

Total interest-earning assets	$6,399,167	$6,283,305	$115,862	5.66%	5.19%		0.47%	$180,107	$163,206	$16,901	$3,399	$13,502	$16,901

Savings deposits	$638,924	$646,168	$(7,244)	0.67%	0.67%		0.00%	$2,107	$2,154	$(47)	$(24)	$(23)	$(47)
NOW accounts	905,116	916,609	(11,493)	1.06%	0.78%	%	0.28%	4,738	3,596	1,142	(44)	1,186	1,142
Money market deposits	680,703	744,770	(64,067)	1.70%	1.16%	%	0.54%	5,745	4,331	1,414	(333)	1,747	1,414
Time deposits	1,872,696	1,672,118	200,578	2.67%	2.05%	%	0.62%	24,774	17,144	7,630	2,231	5,399	7,630
Borrowed funds	1,194,874	1,286,167	(91,293)	2.43%	1.52%	%	0.91%	14,422	9,766	4,656	(637)	5,293	4,656
Subordinated debt - trust preferred securities	129,187	128,500	687	6.41%	6.24%	%	0.17%	4,107	4,006	101	21	80	101

Total interest-bearing liabilities	$5,421,500	$5,394,332	$27,168	2.08%	1.52%		0.56%	$55,893	$40,997	$14,896	$1,214	$13,682	$14,896

Net interest margin / income				3.90%	3.89%		0.01%	$124,214	$122,209	$2,005	$2,185	$(180)	$2,005

Noninterest Income

The Company's noninterest income increased to $19.7 million, a 3.0% increase from second quarter 2004, despite the absence of security gains and debt extinguishment costs in second quarter 2005. As shown in Table 4 below, excluding these transactions, noninterest income increased $1.8 million in second quarter 2005, up 10.3% from $17.9 million in second quarter 2004, with increases in all major fee-based categories. For the first six months of 2005, noninterest income increased $3.3 million, or 9.1%, to $39.8 million from $36.5 million for the first six months of 2004.

Other service charges, commissions, and fees increased $568,000, or 14.8%, in second quarter 2005 as compared to second quarter 2004 due to a $352,000 increase in merchant fees, a $139,000 increase in commissions received from the sale of annuity and investment products, and a $107,000 increase in non-yield loan fees. Service charges on deposit accounts increased $405,000 in second quarter 2005 as compared to second quarter 2004. The 5.8% improvement in service charges primarily resulted from a $799,000 increase in fees received on items drawn on customer accounts with insufficient funds, partially offset by a $349,000 decrease in service charges on business accounts. Card-based revenues improved $271,000, or 11.5%, in second quarter 2005 from second quarter 2004 due to an increase in point-of-sale transactions resulting from increasing consumer preference for this payment form.

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)
	Quarters Ended June 30,			Six Months Ended June 30,

	2005	2004	% Change	2005	2004	% Change

Service charges on deposit accounts	$7,446	$7,041	5.8	$14,139	$13,282	6.5
Trust and investment management fees	3,150	3,038	3.7	6,279	6,000	4.7
Other service charges, commissions, and fees	4,402	3,834	14.8	8,212	7,466	10.0
Card-based fees	2,620	2,349	11.5	4,967	4,495	10.5
Corporate owned life insurance	1,223	1,244	(1.7)	2,418	2,511	(3.7)
Other income	848	351	141.6	1,259	789	59.4

Subtotal	19,689	17,857	10.3	37,274	34,543	7.9
Security gains, net	(16)	2,663	N/M	2,545	4,602	(44.7)
(Losses) on early extinguishment of debt	-	(1,413)	N/M	-	(2,653)	N/M

Total noninterest income	$19,673	$19,107	3.0	$39,819	$36,492	9.1

N/M - not meaningful

For a discussion on net security gains, see the section titled "Investment Portfolio Management" commencing on page 20* of this Form 10-Q.

Noninterest Expense

Total noninterest expense for second quarter 2005 totaled $41.2 as compared to $40.0 million for second quarter 2004. The quarter's performance reflects comparatively higher salaries and employee benefits, professional services, and occupancy expenses, partly offset by lower technology-related and other costs. For the first six months of 2005, noninterest expense was relatively flat in comparison to the first six months of 2004, increasing 1.0% to $81.0 million.

Salaries and wages increased $1.7 million, or 10.4%, in second quarter 2005 as compared to second quarter 2004, reflecting the impact of general merit increases, a $777,000 increase in incentive compensation, and a $266,000 increase in compensation expense related to certain retirement plan obligations. Retirement and other employee benefits increased 11.1% to $6.3 million for second quarter 2005 as compared to $5.7 million for second quarter 2004, resulting from a $399,000 increase in pension and profit sharing expense and a $339,000 increase in employee insurance. Professional service fees increased in second quarter 2005 as compared to second quarter 2004 as a result of higher fees for professional and audit-related services, primarily related to compliance with expanded regulatory and internal control requirements. These increases in expenses were partially offset by reductions in technology and related costs in second quarter 2005 as compared to second quarter 2004, principally due to more favorable contract terms negotiated with the Company's external data service provider in third quarter 2004.

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)
	Quarters Ended June 30,			Six Months Ended June 30,

	2005	2004	% Change	2005	2004	% Change

Compensation expense:
Salaries and wages	$17,713	$16,041	10.4	$34,443	$32,829	4.9
Retirement and other employee benefits	6,346	5,714	11.1	12,469	11,042	12.9

Total compensation expense	24,059	21,755	10.6	46,912	43,871	6.9
Net occupancy expense	4,027	3,772	6.8	8,288	7,875	5.2
Equipment expense	2,073	2,258	(8.2)	4,168	4,500	(7.4)
Technology and related costs	1,396	2,007	(30.4)	2,777	4,042	(31.3)
Professional services	2,284	1,784	28.0	4,670	3,535	32.1
Advertising and promotions	1,235	1,488	(17.0)	2,250	2,362	(4.7)
Integration costs - CoVest Acquisition	-	-	-	-	650	N/M
Merchant card expense	1,174	966	21.5	2,216	1,876	18.1
Other expenses	4,997	5,947	(16.0)	9,736	11,471	(15.1)

Total noninterest expense	$41,245	$39,977	3.2	$81,017	$80,182	1.0

Efficiency ratio	48.7%	49.9%		49.3%	50.2%

N/M - not meaningful

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income. The Company's efficiency ratio improved to 48.7% for second quarter 2005 from 49.9% for second quarter 2004 principally as a result of higher revenues.

Income Taxes

The Company's accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in Note 15 to the Consolidated Financial Statements of the Company's 2004 Annual Report on Form 10-K.

Income tax expense totaled $9.5 million for second quarter 2005 as compared to $8.1 million for second quarter 2004, reflecting effective income tax rates of 26.4% for second quarter 2005 and 24.6% for second quarter 2004. For the first six months of 2005, income tax expense was $18.7 million, resulting in an effective tax rate of 26.5% as compared to 24.9% for the same period in 2004. The increase in effective tax rate is primarily related to a decrease in tax-exempt income earned on state and municipal securities.

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

Table 6
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	As of June 30, 2005			As of December 31, 2004

	Market Value	Amortized Cost	% of Total	Market Value	Amortized Cost	% of Total	% Change in Market Value

Available for Sale
U.S. Treasury securities	$574	$574	-	$-	$-	-	-
U.S. Agency securities	56,413	56,717	2.4	142,022	141,928	6.4	(60.3)
Collateralized mortgage obligations	956,750	965,418	41.7	892,766	898,565	40.3	7.2
Other mortgage-backed securities	366,043	362,743	15.7	396,717	393,353	17.7	(7.7)
State and Municipal securities	651,784	630,739	27.2	585,000	566,425	25.4	11.4
Other securities	233,052	233,095	10.1	162,933	163,057	7.3	43.0

Total available for sale	2,264,616	2,249,286	97.1	2,179,438	2,163,328	97.1	3.9

Held to Maturity
U.S. Treasury securities	472	475	-	1,021	1,025	0.1	(53.8)
U.S. Agency securities	-	-	-	448	449	-	(100.0)
State and Municipal securities	67,072	67,028	2.9	63,149	63,102	2.8	6.2

Total held to maturity	67,544	67,503	2.9	64,618	64,576	2.9	4.5

Total securities	$2,332,160	$2,316,789	100.0	$2,244,056	$2,227,904	100.0	3.9

	As of June 30, 2005			As of December 31, 2004

	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity

Available for Sale
U.S. Treasury securities	0.81%	0.64	3.40%	-	-	-
U.S. Agency securities	0.74%	0.83	2.92%	0.56%	0.86	3.32%
Collateralized mortgage obligations	1.17%	2.06	3.85%	1.33%	2.02	3.82%
Other mortgage-backed securities	2.64%	4.04	5.09%	3.15%	4.27	5.11%
State and Municipal securities	4.80%	6.54	6.64%	5.15%	6.66	6.80%
Other securities	0.16%	5.37	5.15%	0.39%	3.70	4.62%

Total available for sale	2.31%	3.95	4.95%	2.54%	3.69	4.86%

Held to Maturity
U.S. Treasury securities	0.56%	0.56	1.87%	0.34%	0.34	1.47%
U.S. Agency securities	-	-	-	0.34%	0.34	1.23%
State and Municipal securities	0.81%	2.29	5.99%	0.81%	2.30	6.02%

Total held to maturity	0.81%	2.28	5.96%	0.80%	2.26	5.91%

Total securities	2.27%	3.90	4.98%	2.49%	3.65	4.89%

(1)

The effective duration on the portfolio represents the estimated percentage change in the market value of the securities portfolio given a 100 basis point change up or down in the level of interest rates. This measure is used as a gauge of the portfolio's price volatility at a single point in time and is not intended to be a precise predictor of future market values; as such values will be influenced by a number of factors.

(2)	Average life is presented in years and represents the weighted-average time to receipt of all future cash flows, using as the weighting factor the dollar amount of principal pay downs.

As of June 30, 2005, the carrying value of the securities portfolio totaled $2.3 billion, a 3.9% increase from December 31, 2004. The mix of securities held in the portfolio continues to approximate that maintained as of December 31, 2004, reflecting a greater emphasis on longer-term municipal securities as opposed to U.S. Agency securities. In the uncertain and evolving interest rate environment, the Company believes these municipal securities continue to benefit net interest margin stability while limiting price volatility. The effective duration of the available for sale portfolio decreased from 2.54% as of December 31, 2004 to 2.31% as of June 30, 2005, reflecting the impact of a decrease in longer-term interest rates on mortgage-backed securities.

Net gains realized from the sale of securities totaled $2.5 million for the first six months of 2005, with all gains resulting from activity occurring in first quarter 2005. At June 30, 2005, gross unrealized gains in the securities portfolio totaled $28.7 million, and gross unrealized losses totaled $13.4 million, resulting in a net unrealized appreciation of $15.3 million. Securities in an unrealized loss position for greater than 12 months totaled $11.5 million, of which over 95% were comprised of securities issued or guaranteed by U.S. Government-sponsored agencies or securities issued by state and municipalities with investment grade ratings. As of June 30, 2005, no securities were considered to be impaired.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

The following table summarizes the changes in loans outstanding based on period-end balances.

Table 7
Loan Portfolio
(Dollar amounts in thousands)

	Quarters Ended			% Change

	June 30, 2005	March 31, 2005	December 31, 2004	06/30/05 vs. 3/31/05	06/30/05 vs. 12/31/04

Commercial and industrial	$1,215,038	$1,158,819	$1,146,168	4.9	6.0
Agricultural	121,092	107,265	107,059	12.9	13.1
Real estate - commercial	1,562,550	1,529,942	1,493,855	2.1	4.6
Real estate - construction	407,395	421,258	427,248	(3.3)	(4.6)

Subtotal - corporate loans	3,306,075	3,217,284	3,174,330	2.8	4.2

Direct installment	67,633	67,714	71,986	(0.1)	(6.0)
Home equity	512,063	509,241	504,705	0.6	1.5
Indirect installment	216,010	251,173	291,745	(14.0)	(26.0)
Real estate - 1-4 family	121,387	108,316	92,512	12.1	31.2

Subtotal - consumer loans	917,093	936,444	960,948	(2.1)	(4.6)

Total Loans	$4,223,168	$4,153,728	$4,135,278	1.7	2.1

Total loans excluding indirect installment	$4,007,158	$3,902,555	$3,843,533	2.7	4.3

The Company's total loans at June 30, 2005 increased 2.1% from December 31, 2004, as increases in corporate lending and real estate 1-4 family loans offset decreases in indirect installment loans. Corporate loan balances as of June 30, 2005 increased by 4.2% from year-end 2004, primarily due to continued increases in commercial and commercial real estate lending. The increase in commercial and commercial real estate loans reflects the impact of continuing sales efforts and customers drawing upon existing lines of credit. Real estate construction loans declined by 4.6% as certain loans matured in addition to a softening in the commercial and industrial construction market. The Company remains optimistic about the prospects for commercial and commercial real estate loan growth for the balance of 2005.

Consumer loan balances as of June 30, 2005 decreased 4.6% from December 31, 2004. Included in consumer loans are indirect installment loans, which decreased 26.0% from December 31, 2004. Given the Company's 2004 decision to cease its indirect auto lending activities, payments received on indirect loans during the first six months of 2005 were not replaced with new volumes. Real estate 1-4 family loans increased by 31.2% from year-end 2004 as the Company elected to retain in its loan portfolio certain mortgage loans originated through established community reinvestment programs or loans that have met certain other lending criteria. All other mortgage loans, including the servicing thereon, are sold through a third party provider.

Reserve for Loan Losses

The Company maintains a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates. Management evaluates the sufficiency for the reserve for loan losses based upon the combined total of specific, historical loss, and general components. Management believes that the reserve for loan losses of $56.3 million is adequate to absorb credit losses inherent in the loan portfolio at June 30, 2005.

For transactions in the reserve for loan losses during the quarters and six months ended June 30, 2005 and 2004, refer to Note 5 of "Notes to Consolidated Financial Statements" on page 9* of this Form 10-Q.

Table 8
Reserve for Loan Losses
(Dollar amounts in thousands)

	2005		2004

	June 30	March 31	December 31	September 30	June 30

Reserve for loan losses	$56,262	$56,244	$56,718	56,707	$56,686
Total loans	4,223,168	4,153,728	4,135,278	4,204,026	4,173,229
Provision for loan losses	1,800	3,150	5,350	3,240	2,405
Net loans charged-off	1,782	3,624	5,339	3,219	2,347
Reserve for loan losses to loans	1.33%	1.35%	1.37%	1.35%	1.36%
Reserve for loan losses to nonperforming loans	493%	343%	295%	255%	230%
Net loans charged-off to average loans	0.17%	0.36%	0.51%	0.30%	0.23%

As of June 30, 2005, the Company's reserve for loan losses totaled $56.3 million as compared to $56.7 million at June 30, 2004. The ratio of the reserve for loan losses to total loans at June 30, 2005 was 1.33% as compared to 1.37% as of December 31, 2004 and 1.36% as of June 30, 2004, reflecting the Company's improved level of asset quality. During second quarter 2005, net loan charge-offs continued to trend downward from second quarter 2004 levels, reflecting stronger asset quality and resulting in net loan charge-offs to average loans improving to 0.17%, a 26.1% reduction from 0.23% for second quarter 2004 and a 52.8% reduction from 0.36% for first quarter 2005.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are discussed in Notes 1 and 6 to the Consolidated Financial Statements of the Company's 2004 Annual Report on Form 10-K.

Nonperforming Assets

Nonperforming assets include: loans for which the accrual of interest has been discontinued; loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower's financial condition; and real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion on the Company's policy on accrual of interest on loans see Note 1 to the Consolidated Financial Statements of the Company's 2004 Annual Report on Form 10-K.

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

Table 9
Nonperforming Assets and Past Due Loans
(Dollar amounts in thousands)

	2005		2004

	June 30	March 31	December 31	September 30	June 30

Nonaccrual loans:
Commercial and industrial	$7,915	$8,467	$11,267	$13,319	$14,219
Real estate - commercial	1,508	1,816	1,774	2,554	2,401
Real estate - construction	559	4,159	4,159	4,288	3,819
Consumer	912	1,222	1,416	1,271	1,853
Real estate - 1-4 family	525	743	581	835	2,329

Total nonaccrual loans	11,419	16,407	19,197	22,267	24,621
Foreclosed real estate	2,905	3,270	3,736	4,528	4,602

Total nonperforming assets	14,324	19,677	22,933	26,795	29,223
90 days past due loans (still accruing interest)	7,463	4,625	2,658	3,108	4,160

Total nonperforming assets plus 90 days past due loans	$21,787	$24,302	$25,591	$29,903	$33,383

Nonperforming loans to total loans	0.27%	0.39%	0.46%	0.53%	0.59%
Nonperforming assets to total loans plus foreclosed real estate	0.34%	0.47%	0.55%	0.64%	0.70%
Nonperforming assets plus 90 day past loans to total loans plus foreclosed real estate	0.52%	0.58%	0.62%	0.71%	0.80%

The Company's level of overall credit quality significantly improved during second quarter 2005. Nonperforming assets decreased by 37.5% to $14.3 million from $22.9 million at year-end 2004 and by 27.2% from $19.7 million at March 31, 2005. The decrease in nonaccrual real estate construction loans from March 31, 2005 to June 30, 2005 resulted from the transfer to accruing status of a $3.6 million nonperforming loan acquired from CoVest Banc in 2003. This loan returned to accruing status as the Company expects ongoing remediation efforts to result in recoveries in excess of recorded principal by the end of first quarter 2006, with the amount of such excess recoveries recorded as interest income. The loan was included in loans past due 90 days and still accruing interest as of June 30, 2005, resulting in an increase of total loans past due 90 days to $7.5 million at June 30, 2005, up from $4.6 million at March 31, 2005 and $4.2 million at June 30, 2004. At June 30, 2005, nonperforming assets plus loans past due 90 days represented an historical low of 0.52% of total loans plus foreclosed real estate. This level compares favorably with 0.62% at December 31, 2004 and 0.80% as of June 30, 2004.

The Company's disclosure with respect to impaired loans is contained in Note 5 of "Notes to Consolidated Financial Statements," on page 9* of this Form 10-Q.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended June 30, 2005, December 31, 2004, and June 30, 2004. Average, rather than period-end, balances are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

Table 10
Funding Sources - Average Balances
(Dollar amounts in thousands)

	Quarters Ended			% Change

	June 30, 2005	December 31, 2004	June 30, 2004	06/30/05 vs. 12/31/04	06/30/05 vs. 06/30/04

Demand deposits	$919,777	$937,725	$881,595	(1.9)	4.3
Savings deposits	633,417	643,857	655,872	(1.6)	(3.4)
NOW accounts	931,699	909,344	952,986	2.5	(2.2)
Money market accounts	675,828	716,181	737,458	(5.6)	(8.4)

Transactional deposits	3,160,721	3,207,107	3,227,911	(1.4)	(2.1)

Time deposits	1,652,880	1,498,723	1,470,758	10.3	12.4
Brokered deposits	289,339	241,627	220,870	19.7	31.0

Total time deposits	1,942,219	1,740,350	1,691,628	11.6	14.8

Total deposits	5,102,940	4,947,457	4,919,539	3.1	3.7

Repurchase agreements	480,810	445,222	522,487	8.0	(8.0)
Federal funds purchased	290,176	221,341	241,574	31.1	20.1
Federal Home Loan Bank ("FHLB") advances	381,839	518,038	530,309	(26.3)	(28.0)

Total borrowed funds	1,152,825	1,184,601	1,294,370	(2.7)	(10.9)

Subordinated debt - trust preferred securities	129,083	129,251	128,271	(0.1)	0.6

Total funding sources	$6,384,848	$6,261,309	$6,342,180	2.0	0.7

The Company's total average deposits were $5.1 billion for second quarter 2005, up 3.1% from fourth quarter 2004 and up 3.7% from second quarter 2004. As compared to fourth quarter 2004, the increase in average deposits reflects the combined impact of seasonal growth in public fund balances, higher time deposit levels, and lower levels of savings and money market balances. The shift in customer balances from transactional to time deposits reflects the influence of customer preference and pricing incentives in the changing interest rate environment. Average time deposit balances increased 10.3% in second quarter 2005 as compared to fourth quarter 2004 due, in part, to targeted pricing and promotional strategies designed to encourage longer-term retail deposits. In addition, average brokered deposits increased 19.7% from fourth quarter 2004 to second quarter 2005 as the Company shifted part of its funding mix into longer-term deposits in anticipation of rising interest rates.

Total average borrowed funds for second quarter 2005 decreased 2.7% from fourth quarter 2004. Funding needs were provided through the Federal Funds market and repurchase agreements. As of June 30, 2005, period-end FHLB borrowings totaled $523.6 million, as compared to $513.7 million as of December 31, 2004. As of June 30, 2005, the weighted-average maturity of FHLB borrowings was 4.5 months and the weighted-average rate paid thereon was 2.75%, as compared to 7.6 months and 1.81%, respectively, as of December 31, 2004.

MANAGEMENT OF CAPITAL

Stockholders' Equity

Stockholders' equity at June 30, 2005 was $537.1 million as compared to $532.0 million at December 31, 2004. Stockholders' equity as a percentage of assets was 7.6% at June 30, 2005 as compared to 7.8% at December 31, 2004. Book value per common share was $11.83, up from $11.55 at the end of 2004, with the increase attributable to the combination of higher net income in excess of dividends paid and fewer shares outstanding.

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

Table 11
Capital Measurements

				Regulatory
	June 30,		December 31,	Minimum For

	2005	2004	2004	Well Capitalized

Regulatory capital ratios:
Total capital to risk-weighted assets	11.35%	11.45%	11.52%	10.00%
Tier 1 capital to risk-weighted assets	10.31%	10.37%	10.45%	6.00%
Tier 1 leverage to average assets	8.10%	7.97%	8.16%	5.00%
Tangible equity ratios:
Tangible equity to tangible assets	6.33%	6.07%	6.43%	(1)
Tangible equity to risk-weighted assets	8.17%	7.84%	8.26%	(1)

(1)	Ratio is not subject to formal FRB regulatory guidance. Tangible equity and tangible assets equal total equity and assets, respectively, less goodwill and other intangibles.

As of June 30, 2005, the Company's Total Risk Based Capital was 11.35%, compared to 11.52% as of December 31, 2004. Its Tier 1 Risk Based Capital ratio was 10.31%, compared to 10.45% as of December 31, 2004. The Company's tangible capital ratio, which represents the ratio of stockholders' equity to total assets excluding intangible assets, stood at 6.33%, down from 6.43% as of December 31, 2004, reflecting primarily the impact of asset growth.

Stock Repurchase Programs

The Company continues to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to stockholders in the form of dividends and through common stock repurchases. The latter increases the percentage ownership of the Company by existing stockholders.

On May 18, 2005, the Company's Board of Directors authorized the repurchase of up to 2.5 million of its common shares, or 5.5% of shares then outstanding; the Board rescinded the former repurchase plan under which 225,163 shares authority remained. The new plan is the tenth such program since the Company's formation in 1983 and authorizes repurchases in both open market and privately negotiated transactions and has no execution time limit. The Company expects to continue share repurchases throughout 2005, with the pace of repurchase subject to ongoing capital and investment considerations.

The following table summarizes shares repurchased by the Company during the quarter ended June 30, 2005.

Table 12
Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30, 2005	10	$32.39	10	286
May 1 - May 31, 2005	168	34.29	167	2,394
June 1 - June 30, 2005	198	35.51	181	2,213

Total	376	$34.88	358

(1)

Includes 12,720 shares purchased in private transactions and 18,572 shares acquired pursuant to the Company's stock option plans. Under the terms of these plans, the Company accepts shares of common stock from employees if they decide to transfer to the Company previously owned shares as payment for the exercise price of the stock options. All other shares purchased by the Company were executed in the open market.

Shares repurchased are held as treasury stock and available for issuances in conjunction with the Company's Dividend Reinvestment Plan, qualified and nonqualified retirement plans, and stock option plans as well as for other general corporate purposes. During second quarter 2005, the Company reissued 25,304 treasury shares to fund such plans.

The following table summarizes shares repurchased by the Company for the prior three calendar years and for the first six months of 2005 under current and previous repurchase authorizations.

Table 13
Shares Repurchased Under Authorized Programs
(Number of shares and dollar amounts in thousands)

	Six Months Ended	Years Ended December 31,

	June 30, 2005	2004	2003	2002

Shares purchased	723	897	842	1,866
Cost	$24,976	$31,240	$22,404	$52,117
Average price per share	$34.53	$34.82	$26.60	$27.93

Dividends

As part of the Company's dividend policy, the Board of Directors periodically reviews its dividend payout ratio to ensure that it is consistent with internal capital guidelines, industry standards, and peer group practices. On May 18, 2005, the Company increased its quarterly dividend by 4.2% from $0.24 per share for first quarter 2005 to $0.25 per share for second quarter 2005, representing the fourteenth increase in the past thirteen years.

The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share was 43.1% for second quarter 2005 and 41.5% for second quarter 2004. The 2005 annualized indicated dividend of $1.00 represents an annualized dividend yield of 2.9% as of June 30, 2005.

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

Net interest income represents the Company's primary tool for gauging interest rate sensitivity. Net interest income simulation analysis measures the sensitivity of net interest income to various interest rate movements and balance sheet structures. This simulation analysis is based on actual cash flows and repricing characteristics for balance sheet and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. This simulation analysis includes management's projections for activity levels in each of the product lines offered by the Company. Assumptions based upon the historical behavior of deposit rates and balances in relation to interest rates are also incorporated into this simulation analysis. Because these assumptions are inherently uncertain, the simulation analysis cannot definitively measure net interest income or predict the impact of the fluctuation in interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude, frequency of interest rate changes, and changes in market conditions and management strategies.

The Company's current sensitivity of net interest income and economic value of equity suggests a limited amount of sensitivity to a rising interest rate environment and a comparatively greater sensitivity to falling interest rates. The Company continues to expect interest rates to transition to more normalized, higher levels, although the timing and pace of this transition is uncertain. The Company's balance sheet and net interest income remains vulnerable to an immediate decrease in interest rates, but ALCO has deemed the risk of an immediate and extended decline in interest rates to be low given the current rate environment. Given the uncertainty and volatility of the changing interest rate environment, the Company continues to use multiple interest rate scenarios to rigorously assess and monitor the sensitivity of net interest income and market value of equity to interest rate changes.

The analysis of net interest income sensitivities assesses the magnitude of changes in net interest income resulting from changes in interest rates over a 12-month horizon using multiple rate scenarios. These scenarios include, but are not limited to, a "most likely" forecast, a flat or unchanged rate environment, a gradual increase and decrease of 200 basis points that occurs in equal steps over a six-month time horizon, and immediate increases and decreases of 200 and 300 basis points.

The Company monitors and manages interest rate risk within approved policy limits. The Company's current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in all interest rate limits. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates. Given the low interest rate environment at June 30, 2005 and December 31, 2004, the Bank's Board of Directors temporarily authorized operation outside of existing policy limits under the gradual falling rate scenario discussed above.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates

	-200	+200	-200	+200	-300 (2)	+300

June, 2005:
Dollar change	$(21,620)	$(123)	$(27,623)	$(435)	N/M	$2,235
Percent change	-9.0%	-0.1%	-11.5%	-0.2%	N/M	+0.9%
December 31, 2004:
Dollar change	$(20,041)	$2,755	$(28,500)	$5,552	N/M	$11,438
Percent change	-8.5%	+1.2%	-12.0%	+2.3%	N/M	+4.8%

(1)	Reflects an assumed uniform change in interest rates across all terms that occur in equal steps over a six-month horizon.
(2)

N/M - Due to the low level of interest rates as of June 30, 2005 and December 31, 2004, in management's judgment, an assumed 300 basis point drop in interest rates was deemed not meaningful in the current interest rate environment.

As of June 30, 2005, the Company's interest rate sensitivity profile, assuming a gradual upward change in rates, reflected a relatively neutral exposure to rising interest rates. This profile was less positive than that which existed as of December 31, 2004. The change in the level of sensitivity from December 31, 2004 primarily resulted from an increase in shorter-term funding sources, as the passage of time resulted in longer-term liabilities as of year-end 2004 moving closer to maturity as of June 30, 2005. Increased shorter-term funding decreases the potential for higher interest income assuming a rising interest rate environment. The Company's interest rate sensitivity profile in falling interest rate scenarios as of June 30, 2005 was similar to the profile that existed as of December 31, 2004. In a falling rate environment, the benefit from comparatively higher shorter-term funding is offset by the negative impact of comparatively faster mortgage prepayments on security yields.

In addition to the simulation analysis, management uses an economic value of equity sensitivity technique to understand the risk in both shorter- and longer-term positions and to study the impact of longer-term cash flows on earnings and capital. In determining the economic value of equity, present values of expected cash flows on all assets, liabilities, and off-balance sheet contracts are discounted under different interest rate scenarios. The discounted present value of all cash flows represents the Company's economic value of equity. Economic value of equity does not represent the true fair value of asset, liability, or derivative positions because certain factors are not considered, such as credit risk, liquidity risk, and the impact of future changes to the balance sheet. The Company's policy guidelines call for preventative measures to be taken in the event that an immediate increase or decrease in interest rates of 200 basis points is estimated to reduce the economic value of equity by more than 20%.

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates

	-200	+200

June 30, 2005:
Dollar change	$(100,994)	$(26,921)
Percent change	-10.2%	-2.7%
December 31, 2004:
Dollar change	$(47,736)	$(30,601)
Percent change	-5.0%	-3.2%

Although the estimated sensitivity of the Company's economic value of equity to changes in interest rates decreased only slightly in the rising rate scenario in comparison to December 31, 2004, the sensitivity of the Company's economic value of equity in the declining rate scenario saw a larger increase in comparison to December 31, 2004. This change in sensitivity is due to a decrease in the level of estimated price appreciation on mortgage-backed securities, floating rate home equity loans, and transactional liabilities primarily due to comparative changes in market rates and deposit pricing strategies. Declines in longer-term interest rates since year-end 2004 caused the estimated duration of the mortgage-backed securities portfolio to decrease, lessening the magnitude of potential price appreciation. Similarly, the prime lending rate increased 100 basis points from year-end 2004, decreasing the level of price appreciation on floating rate home equity loans as these products moved further away from their contractual interest rate floors. Finally, transactional deposit rate increases in 2005 have lagged increases in shorter-term market rates, limiting the potential benefits to be realized from falling interest rates.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer, and Principal Accounting Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and Principal Accounting Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Discussions regarding the purchase of securities by the issuer is located on page 26* of this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company, at its Annual Meeting of Stockholders held on May 18, 2005, elected Directors to serve until year 2008. The number of shares voted is presented in the table below.
	Number of Shares Voted (1)

	For	Withheld

Thomas M. Garvin	39,974,860	833,880
John M. O'Meara	40,227,325	581,416
John E. Rooney	39,885,621	923,120

(1)	Represents 89.2% of shares outstanding. Each of the three directors received votes in favor of at least 97.7% of shares voted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits - See Exhibit Index located on page 31*.
(b) Reports on Form 8-K
The following Current Reports on Form 8-K were filed or furnished during the second quarter of 2005:
On April 20, 2005, the Company announced its earnings results for the quarter March 31, 2005.

On May 18, 2005, the Company announced its intention to repurchase up to 2,500,000 shares of its common stock and to increase in its quarterly cash dividends. The Company also filed a change in terms to its revolving credit agreement with Metavante Corporation and made available the slide presentation presented at its annual meeting of stockholders held on May 18, 2005.

On May 31, 2005, the Company made available the slide presentation presented at the Howe Barnes 10th Annual Bank Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ MICHAEL L. SCUDDER
Michael L. Scudder Executive Vice President*

Date: August 5, 2005

* Duly authorized to sign on behalf of the Registrant.

EXHIBIT INDEX
Exhibit Number	Description of Documents	Sequential Page #

15	Acknowledgment of Independent Registered Public Accounting Firm.	3232
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .	3333
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	3434
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	3535
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	3636
99	Report of Independent Registered Public Accounting Firm.	3737