Form 10-Q
period 2005-09-30
FIRST MIDWEST BANCORP INC
filed 2005-11-07
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967

_______________

FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].
At November 4, 2005, there were 45,385,245 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS
Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Condition	*3
	Consolidated Statements of Income	*4
	Consolidated Statements of Changes in Stockholders' Equity	*5
	Consolidated Statements of Cash Flows	*6
	Notes to Consolidated Financial Statements	*7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	*12

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	*27

Item 4.	Controls and Procedures	*29

Part II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	*29

Item 6.	Exhibits and Reports on Form 8-K	*30

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION - DRAFT
(Dollar amounts and number of shares in thousands)

	September 30, 2005	December 31, 2004

	(Unaudited)
Assets
Cash and due from banks	$170,473	$119,880
Federal funds sold and other short-term investments	868	330
Mortgages held for sale	7,241	4,251
Securities available for sale, at market value	2,299,250	2,179,438
Securities held to maturity, at amortized cost	49,118	64,576

Loans	4,287,266	4,135,278
Reserve for loan losses	(56,283)	(56,718)

Net loans	4,230,983	4,078,560

Premises, furniture, and equipment	96,292	89,003
Accrued interest receivable	39,378	30,169
Investment in corporate owned life insurance	155,005	151,359
Goodwill	84,547	84,547
Other intangible assets	10,567	12,165
Other assets	57,539	49,103

Total assets	$7,201,261	$6,863,381

Liabilities
Demand deposits	$961,615	$922,540
Savings deposits	590,192	644,664
NOW accounts	887,777	891,378
Money market deposits	665,202	691,648
Time deposits	2,121,061	1,755,148

Total deposits	5,225,847	4,905,378

Borrowed funds	1,221,151	1,218,332
Junior subordinated debentures	130,421	129,294
Accrued interest payable	12,525	7,036
Payable for securities purchased	17,606	19,741
Other liabilities	57,530	51,562

Total liabilities	6,665,080	6,331,343

Stockholders' Equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 100,000 shares; issued 56,927 shares; outstanding: September 30, 2005 - 45,385 shares December 31, 2004 - 46,065 shares	569	569
Additional paid-in capital	60,749	61,918
Retained earnings	752,446	707,435
Accumulated other comprehensive (loss) income, net of tax	(5,944)	10,115
Treasury stock, at cost: September 30, 2005 - 11,542 shares December 31, 2004 - 10,862 shares	(271,639)	(247,999)

Total stockholders' equity	536,181	532,038

Total liabilities and stockholders' equity	$7,201,261	$6,863,381

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME - DRAFT
(Dollar amounts in thousands, except per share data)
(Unaudited)
	Quarters Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Interest Income
Loans	$69,482	$56,918	$193,422	$166,066
Securities available for sale	24,052	21,976	70,966	65,176
Securities held to maturity	612	566	2,026	1,854
Federal funds sold and other short-term investments	111	183	256	481

Total interest income	94,257	79,643	266,670	233,577

Interest Expense
Deposits	23,137	14,668	60,501	41,893
Borrowed funds	9,049	5,434	23,471	15,200
Junior subordinated debentures	2,090	2,007	6,197	6,013

Total interest expense	34,276	22,109	90,169	63,106

Net interest income	59,981	57,534	176,501	170,471

Provision for loan losses	1,200	3,240	6,150	7,573

Net interest income after provision for loan losses	58,781	54,294	170,351	162,898

Noninterest Income
Service charges on deposit accounts	7,752	7,873	21,891	21,155
Trust and investment management fees	3,255	2,883	9,534	8,883
Other service charges, commissions, and fees	4,881	3,942	13,093	11,408
Card-based fees	2,625	2,344	7,592	6,839
Corporate owned life insurance income	1,308	1,233	3,726	3,744
Security gains, net	292	748	2,837	5,350
(Losses) on early extinguishment of debt	-	-	-	(2,653)
Other income	270	(210)	1,529	579

Total noninterest income	20,383	18,813	60,202	55,305

Noninterest Expense
Salaries and wages	17,944	17,292	52,387	50,121
Retirement and other employee benefits	6,332	5,717	18,801	16,759
Net occupancy expense	3,990	3,964	12,278	11,839
Equipment expense	2,270	2,105	6,438	6,605
Technology and related costs	1,387	1,335	4,164	5,377
Professional services	2,155	2,123	6,825	5,658
Advertising and promotions	1,533	1,564	3,783	3,926
Merchant card expense	1,349	1,078	3,565	2,954
Other expenses	5,148	5,181	14,884	17,302

Total noninterest expense	42,108	40,359	123,125	120,541

Income before income tax expense	37,056	32,748	107,428	97,662
Income tax expense	10,026	7,576	28,681	23,746

Net income	$27,030	$25,172	$78,747	$73,916

Per Share Data
Basic earnings per share	$0.60	$0.54	$1.73	$1.59
Diluted earnings per share	$0.59	$0.54	$1.71	$1.58
Cash dividends per share	$0.25	$0.22	$0.74	$0.66
Weighted-average shares outstanding	45,385	46,473	45,626	46,537
Weighted-average diluted shares outstanding	45,761	46,851	45,940	46,926

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - DRAFT
(Dollar amounts in thousands, except per share data)
(Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2003	$569	$68,755	$650,128	$32,656	$(229,568)	$522,540
Comprehensive Income:
Net income	-	-	73,916	-	-	73,916
Other comprehensive (loss) income: (1)
Unrealized (losses) on securities	-	-	-	(20,599)	-	(20,599)
Unrealized gains on hedging activities activities	-	-	-	463	-	463

Total comprehensive income						53,780
Dividends declared ($0.66 per share)	-	-	(30,747)	-	-	(30,747)
Purchase of treasury stock	-	-	-	-	(14,917)	(14,917)
Treasury stock (purchased for) benefit
benefit plans	-	(1)	-	-	(94)	(95)
Exercise of stock options	-	(2,300)	-	-	7,594	5,294

Balance at September 30, 2004	$569	$66,454	$693,297	$12,520	$(236,985)	$535,855

Balance at December 31, 2004	$569	$61,918	$707,435	$10,115	$(247,999)	$532,038
Comprehensive Income:
Net income	-	-	78,747	-	-	78,747
Other comprehensive (loss): (1)
Unrealized (losses) on securities	-	-	-	(15,537)	-	(15,537)
Unrealized (losses) on hedging activities	-	-	-	(522)	-	(522)

Total comprehensive income						62,688
Dividends declared ($0.74 per share)	-	-	(33,736)	-	-	(33,736)
Purchase of treasury stock	-	-	-	-	(29,978)	(29,978)
Treasury stock issued to benefit plans	-	80	-	-	99	179
Exercise of stock options	-	(1,249)	-	-	6,239	4,990

Balance at September 30, 2005	$569	$60,749	$752,446	$(5,944)	$(271,639)	$536,181

(1)	Net of taxes and reclassification adjustments.

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - DRAFT (Dollar amounts in thousands) (Unaudited)

	Nine Months Ended September 30,

	2005	2004

Net cash provided by operating activities	$91,001	$92,244

Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	308,777	382,870
Proceeds from sales	98,939	392,821
Purchases	(555,610)	(708,253)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	30,619	21,447
Purchases	(15,185)	(8,674)
Net (increase) in loans	(159,197)	(154,799)
Proceeds from sales of other real estate owned, net of purchases	1,390	4,973
Proceeds from sales of premises, furniture, and equipment	26	14
Purchases of premises, furniture, and equipment	(13,909)	(5,298)

Net cash (used in) investing activities	(304,150)	(74,899)

Financing Activities
Net increase in deposit accounts	320,469	140,214
Net increase (decrease) in borrowed funds	2,819	(121,987)
Purchase of treasury stock	(29,978)	(14,917)
Cash dividends paid	(33,465)	(30,792)
Exercise of stock options	4,435	4,225

Net cash provided by (used in) financing activities	264,280	(23,257)

Net increase (decrease) in cash and cash equivalents	51,131	(5,912)
Cash and cash equivalents at beginning of period	120,210	192,689

Cash and cash equivalents at end of period	$171,341	$186,777

Supplemental Disclosures:
Noncash transfers of loans to foreclosed real estate	$624	$3,285
Dividends declared but unpaid	11,364	10,219

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarters and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated financial statements include the accounts of First Midwest Bancorp, Inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20 and FASB Statement No. 3 and changes the accounting for and reporting of a change in principle by requiring retrospective application to prior periods' financial statements, rather than by including the cumulative effect of the change in net income in the period of change as previously required under APB 20. SFAS No. 154 applies to both voluntary and mandated accounting changes, unless the new pronouncement provides other transition requirements. SFAS No. 154 also requires reporting of a change in depreciation, amortization, or depletion method for long-lived assets as a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; however earlier application is permitted beginning after June 1, 2005. The Company does not expect the adoption of SFAS No. 154 on January 1, 2006 to have a material impact on its financial condition, results of operations, or liquidity.

In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," supersedes Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25,") and amends FASB Statement No. 95, "Statement of Cash Flows." SFAS No. 123R established standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. In April 2005, the Securities and Exchange Commission ("SEC") delayed the required effective date of SFAS No. 123R to the beginning of the first annual period beginning after June 15, 2005, although early adoption is allowed. SFAS No. 123R permits companies to adopt the recognition requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

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

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 was issued to address accounting for differences between the contractual cash flows and the cash flows expected to be collected of certain loans and debt securities (structured as loans) when acquired in a transfer, if those differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 could limit the interest income that is recognized for certain loans and debt securities by requiring that acquired loans and debt securities be recorded at their fair value defined as the present value of future cash flows net of expected credit losses. As a result, an allowance for loan losses would not be recognized on impaired loans at acquisition. Subsequent increases in expected cash flows are recognized prospectively through an adjustment of the loan or debt security's yield over its remaining life. Decreases in expected cash flows are recognized as impairment through the reserve for loan losses. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004. The Company adopted SOP 03-3 on January 1, 2005. The adoption of this standard had no impact on the Company's financial position, results of operations, or liquidity as no loans were purchased in the first nine months of 2005.

3. SECURITIES

Securities Portfolio
(Dollar amounts in thousands)
	September 30, 2005				December 31, 2004

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Available for Sale
U.S. Treasury	$697	$-	$(2)	$695	$-	$-	$-	$-
U.S. Agency	56,631	-	(300)	56,331	141,928	357	(263)	142,022
Collateralized mortgage obligations	966,145	204	(16,051)	950,298	898,565	2,378	(8,177)	892,766
Other mortgage- backed	342,690	1,961	(3,851)	340,800	393,353	4,843	(1,479)	396,717
State and municipal	705,328	13,608	(4,771)	714,165	566,425	20,369	(1,794)	585,000
Other	237,118	623	(780)	236,961	163,057	28	(152)	162,933

Total	$2,308,609	$16,396	$(25,755)	$2,299,250	$2,163,328	$27,975	$(11,865)	$2,179,438

Securities Held to Maturity

U.S. Treasury	$350	$-	$(2)	$348	$1,025	$-	$(4)	$1,021
U.S. Agency	-	-	-	-	449	-	(1)	448
State and municipal	48,768	38	(1)	48,805	63,102	47	-	63,149

Total	$49,118	$38	$(3)	$49,153	$64,576	$47	$(5)	$64,618

4.  LOANS

Loan Portfolio
(Dollar amounts in thousands)

	September 30,	December 31,
	2005	2004

Commercial and industrial	$1,209,916	$1,146,168
Agricultural	121,430	107,059
Real estate - commercial	1,630,687	1,493,855
Real estate - construction	435,534	427,248
Consumer	759,936	868,436
Real estate - 1-4 family	129,763	92,512

Total loans	$4,287,266	$4,135,278

Total loans are net of deferred loan fees of $5.5 million at September 30, 2005 and $5.2 million at December 31, 2004. The Company primarily lends to consumers and small to mid-sized businesses in the market areas in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower. The Company believes that such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. As of September 30, 2005 and December 31, 2004, there were no significant loan concentrations with any single borrower, industry, or geographic segment.

It is the Company's policy to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral to obtain prior to making a loan. In the event of borrower default, the Company seeks restitution through adherence to state lending laws and the Company's lending standards and credit monitoring procedures.

5.  RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve for Loan Losses
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Balance at beginning of period	$56,262	$56,686	$56,718	$56,404
Loans charged-off	(1,545)	(3,875)	(7,881)	(9,225)
Recoveries of loans previously charged-off	366	656	1,296	1,955

Net loans charged-off	(1,179)	(3,219)	(6,585)	(7,270)
Provision for loan losses	1,200	3,240	6,150	7,573

Balance at end of period	$56,283	$56,707	$56,283	$56,707

A portion of the Company's reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets.

Impaired Loans
(Dollar amounts in thousands)

	September 30, 2005	December 31, 2004

Impaired Loans:
With valuation reserve required (1)	$4,220	$6,851
With no valuation reserve required	6,585	10,349

Total impaired loans	$10,805	$17,200

Valuation reserve related to impaired loans	$3,769	$5,524

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.

The average recorded investment in impaired loans was $12.7 million for the nine months ended September 30, 2005 and $19.0 million for the nine months ended September 30, 2004. Interest income recognized on impaired loans was $17,000 for the nine months ended September 30, 2005 and $102,000 and for the nine months ended September 30, 2004. Interest income recognized on impaired loans is recorded using the cash basis of accounting.

No additional funds are committed to be advanced in connection with impaired loans.

6.  EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Share
(Dollar amounts and number of shares in thousands, except per share data.)
	Quarters Ended September 30,		Nine Months Ended Nine September 30,

	2005	2004	2005	2004

Basic Earnings per Share:
Net income	$27,030	$25,172	$78,747	$73,916
Average common shares outstanding	45,385	46,473	45,626	46,537
Basic earnings per share	$0.60	$0.54	$1.73	$1.59

Diluted Earnings per Share:
Net income	$27,030	$25,172	$78,747	$73,916
Average common shares outstanding	45,385	46,473	45,626	46,537
Dilutive effect of stock options	376	378	314	389

Diluted average common shares outstanding	45,761	46,851	45,940	46,926

Diluted earnings per share	$0.59	$0.54	$1.71	$1.58

7.   PENSION PLAN

Net Periodic Benefit Pension Expense
(Dollar amounts in thousands)
	Quarters Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$1,061	$1,026	$3,354	$3,050
Interest cost	572	520	1,806	1,546
Expected return on plan assets	(730)	(615)	(2,308)	(1,830)
Recognized net actuarial loss	226	191	716	568
Amortization of prior service cost	2	2	6	6

Net periodic cost	$1,131	$1,124	$3,574	$3,340

The Company previously disclosed in Note 16 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004 that it expected to contribute approximately $6.5 million to its Pension Plan in 2005. During the first quarter of 2005, the Company contributed $6.3 million to its Pension Plan. The Company currently does not anticipate making any additional contributions in 2005.

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

Pro Forma Net Income and Earnings per Share
(Dollar amounts in thousands, except per share data)

	Quarters ended September 30,		Nine Months September 30,

	2005	2004	2005	2004

Net income, as reported	$27,030	$25,172	$78,747	$73,916
Less: pro forma expense related to options, net of tax	386	305	1,276	943

Pro forma net income	$26,644	$24,867	$77,471	$72,973

Basic Earnings Per Share:
As reported	$0.60	$0.54	$1.73	$1.59
Pro forma	$0.59	$0.54	$1.70	$1.57
Diluted Earnings Per Share:
As reported	$0.59	$0.54	$1.71	$1.58
Pro forma	$0.58	$0.53	$1.69	$1.55

The fair value of stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends. The Company's stock options have characteristics significantly different from traded options. Changes in these assumptions can materially affect the fair value estimate, and, as a result, the existing model may not necessarily provide a reliable single measure of the fair value of employee stock options.

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	September 30, 2005	December 31, 2004

Commitments to extend credit:
Home equity lines	$297,635	$282,247
All other commitments	1,127,945	1,099,025
Letters of credit:
Standby	152,400	128,799
Commercial	2,053	4,981
Recourse on assets securitized	21,983	26,365

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements is represented by the contractual amount of the commitment. The carrying value of the Company's standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $720,000 as of September 30, 2005 and $770,000 as of December 31, 2004. As of September 30, 2005, standby letters of credit had a remaining weighted-average term of approximately 14.8 months, with remaining actual lives ranging from less than 1 year to 10.1 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in fourth quarter 2004, the Company is obligated by agreement to repurchase at recorded value any nonperforming loans, defined as loans past due greater than 90 days. The aggregate recorded value of securitized loans subject to this recourse obligation was $22.0 million as of September 30, 2005 and $26.4 million as of December 31, 2004. Per its agreement, the Company's recourse obligations will end on November 30, 2011. The carrying value of the Company's recourse liability, which is included in other liabilities in the Consolidated Statements of Condition, totaled $148,000 as of both September 30, 2005 and December 31, 2004.

Legal Proceedings

As of September 30, 2005, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of September 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of the Company's results of operations and financial condition for the quarters and nine months ended September 30, 2005 and 2004. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as the Company's 2004 Annual Report on Form 10-K. Results of operations for the quarter and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

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

  Asset/liability matching risks and liquidity risks;

  Fluctuations in the value of the Company's investment securities;

  The ability to attract and retain senior management experienced in banking and financial services;

  The sufficiency of the reserve for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

  Credit risks and risks from concentrations (by geographic area and by industry) within the Company's loan portfolio;

  The failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities;

  The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company's markets or elsewhere or providing similar services;

  Volatility of rate sensitive deposits;

  The Company's ability to adapt successfully to technological changes to compete effectively in the marketplace;

  Operational risks, including data processing system failures or fraud;

  Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing;

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

  Acts of war or terrorism; and

  Other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, products, services, and prices.

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

PERFORMANCE OVERVIEW

The Company's net income for the quarter ended September 30, 2005 grew 9.3% on a per diluted share basis to $27.0 million, or $0.59 per diluted share, from $25.2 million, or $0.54 per diluted share, for third quarter 2004. Third quarter 2005 performance resulted in an annualized return on average stockholders' equity of 19.8% as compared to 19.0% for third quarter 2004 and an annualized return on average assets of 1.51% for third quarter 2005 as compared to 1.45% for third quarter 2004.

Compared to third quarter 2004, the Company's third quarter 2005 net earnings reflected higher net interest income, lower provisions for loan losses, improved fee-based revenues, and continued tight control of operating costs. The Company's higher net interest income in third quarter 2005 benefited from growth in earning assets, primarily due to continued corporate loan growth and the acquisition of securities. Third quarter 2005 net interest margin of 3.88% decreased 2 basis points from third quarter 2004, reflecting the impact of the flattening interest rate yield curve on longer-term asset yields and growth in higher-costing time deposits, partially offset by a $1.2 million contribution to net interest income and to net interest margin resulting from the return to accruing status of a $3.6 million nonperforming real estate construction loan in late second quarter 2005.

For the first nine months of 2005, the Company's net income increased to $78.7 million, or $1.71 per diluted share, from $73.9 million, or $1.58 per diluted share, for the first nine months of 2004. The Company's annualized return on average equity was 19.6% for the first nine months of 2005 as compared to 18.7% for the same period in 2004, and its annualized return on average assets was 1.51% through September 30, 2005 as compared to 1.44% for the same period in 2004.

Overall earnings performance for fourth quarter 2005 is expected to benefit from higher net interest income, improving fee revenue, expense control, and continued low credit costs. Net interest income performance for fourth quarter 2005 is expected to benefit from continuing corporate loan growth, remediation-related loan proceeds, increasing interest rates, and delays or timing differences in the repricing of certain transactional and time deposits. These benefits are expected to be partially offset by the impact of competitive pricing pressures on consumer deposit preferences and a flat yield curve on longer-term asset yields. Net interest margin management will remain a continuing focus given the uncertainty of the evolving interest rate environment and the impact on balance sheet performance.

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

For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. The effect of such adjustment is presented in the following table:

Table 1
Effect of Tax Equivalent Adjustment
(Dollar amounts in thousands)
	Quarters Ended September 30,			Nine Months Ended September 30,

	2005	2004	% Change	2005	2004	% Change

Net interest income	$59,981	$57,534	4.3	$176,501	$170,471	3.5
Tax equivalent adjustment	4,035	4,367	(7.6)	11,729	13,639	(14.0)

Tax equivalent net interest income	$64,016	$61,901	3.4	$188,230	$184,110	2.2

As shown in the following Table 2, "Net Interest Income and Margin Analysis," tax equivalent net interest income was $64.0 million for third quarter 2005, up 3.4% from $61.9 million for 2004's third quarter. Net interest margin for third quarter 2005 was 3.88%, down 2 basis points from 3.90% for third quarter 2004. This reflected the impact of the flattening yield curve on longer-term asset yields as well as the shifting of balances from lower-costing transaction accounts to higher-costing time deposits, as consumer preferences adjusted to the higher level of shorter-term interest rates and competitive pricing. This impact was partially offset by a $1.2 million contribution to net interest income and to net interest margin resulting from the return to accruing status of a $3.6 million nonperforming real estate construction loan in late second quarter 2005.

As shown in Table 2, third quarter 2005 tax equivalent interest income improved $14.3 million as compared to third quarter 2004, benefiting from growth in the securities and loan portfolios. Third quarter 2005 interest expense increased $12.2 million as compared to third quarter 2004, primarily due to the impact of higher shorter-term interest rates on repricing borrowed funds and time deposits as well as the shift in balances from lower-costing transactional deposits to higher-costing time deposits.

Based on management's projections for asset and liability growth, funding mix, and expectations for continued, measured interest rate increases by the Federal Reserve Bank, net interest margin is expected to approximate 3.85% for fourth quarter 2005. Margin is anticipated to remain under short-term pressure given the prolonged, flattened interest rate yield curve and the Company's expectation for increasing interest rates. In this environment, margin pressure would result from a narrowing spread between repricing asset yields and deposit and borrowing costs. The Company's actual net interest margin performance will depend upon a number of factors, such as the growth in interest-earning assets, the Company's mix of assets and liabilities, the pace and timing of changes in interest rates, and the shape of the yield curve. The Company's expectations for net interest income and net interest margin performance include proceeds to be recovered from the remediation of a nonperforming loan acquired from CoVest Banc in 2003. The Company currently expects this recovery to result in increases of net interest income of approximately $1.2 million and net interest margin of approximately 7 basis points in each of the fourth quarter 2005 and first quarter 2006.

The Company continues to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and its impact on net interest income. In addition, the Company is actively considering restructuring options available under these same scenarios to better position its balance sheet to help stabilize longer-term margin performance and manage interest rate risk. A description and analysis of the Company's market risk and interest rate sensitivity profile and management policies is included in Item 3, "Qualitative and Quantitative Disclosures About Market Risk," of this Form 10-Q.

Table 2 summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended September 30, 2005 and 2004. Table 3 summarizes the same information for the nine months ended September 30, 2005 and September 30, 2004. These tables also detail increases and decreases in income and expense for each of the Company's major categories of assets and liabilities and analyze the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 1 above.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Quarters Ended September 30, 2005 and 2004

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2005	2004	Increase (Decrease)	2005	2004	Basis Points Inc/(Dec)	2005	2004	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$1,154	$33,579	$(32,425)	4.13%	1.49%	2.64%	$12	$125	$(113)	$133	$(246)	$(113)
Mortgages held for sale	7,641	4,415	3,226	5.14%	5.25%	(0.11%)	99	58	41	42	(1)	41
Securities available for sale	2,250,929	2,049,431	201,498	4.92%	5.06%	(0.14%)	27,711	25,935	1,776	2,455	(679)	1,776
Securities held to maturity	59,515	57,486	2,029	5.85%	5.99%	(0.14%)	870	861	9	30	(21)	9
Loans net of unearned discount:
Commercial and industrial	1,212,492	1,143,248	69,244	6.31%	5.20%	1.11%	19,277	14,861	4,416	943	3,473	4,416
Agricultural	120,172	99,013	21,159	6.21%	4.74%	1.47%	1,881	1,174	707	283	424	707
Real estate - commercial	1,600,931	1,442,172	158,759	6.45%	5.62%	0.83%	26,037	20,250	5,787	2,374	3,413	5,787
Real estate - construction	421,613	446,994	(25,381)	7.93%	5.19%	2.74%	8,430	5,798	2,632	(308)	2,940	2,632
Consumer	772,561	905,318	(132,757)	6.21%	5.55%	0.66%	12,089	12,551	(462)	(3,778)	3,316	(462)
Real estate - 1-4 family	128,039	163,129	(35,090)	5.84%	5.88%	(0.04%)	1,886	2,397	(511)	(517)	6	(511)

Total loans	4,255,808	4,199,874	55,934	6.49%	5.43%	1.06%	69,600	57,031	12,569	(1,003)	13,572	12,569

Total interest-earning assets	$6,575,047	$6,344,785	$230,262	5.95%	5.30%	0.65%	$98,292	$84,010	$14,282	$1,657	$12,625	$14,282

Savings deposits	$607,929	$648,660	$(40,731)	0.65%	0.66%	(0.01%)	$993	$1,074	$(81)	$(67)	$(14)	$(81)
NOW accounts	928,700	943,867	(15,167)	1.28%	0.83%	0.45%	2,995	1,968	1,027	(31)	1,058	1,027
Money market deposits	654,160	724,370	(70,210)	2.12%	1.32%	0.80%	3,491	2,395	1,096	(205)	1,301	1,096
Time deposits	2,024,786	1,700,321	324,465	3.07%	2.17%	0.90%	15,658	9,231	6,427	1,994	4,433	6,427
Borrowed funds	1,214,875	1,257,453	(42,578)	2.96%	1.73%	1.23%	9,049	5,434	3,615	(177)	3,792	3,615
Junior subordinated debentures	132,683	127,566	5,117	6.25%	6.29%	(0.04%)	2,090	2,007	83	81	2	83

Total interest-bearing liabilities	$5,563,133	$5,402,237	$160,896	2.44%	1.64%	0.80%	$34,276	$22,109	$12,167	$1,595	$10,572	$12,167

Net interest margin / income				3.88%	3.90%	(0.02%)	$64,016	$61,901	$2,115	$62	$2,053	$2,115

	2005			2004

Net Interest Margin Trend By Quarter	3rd	2nd	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	5.95%	5.79%	5.53%	5.42%	5.30%	5.10%	5.29%
Rates paid on interest-bearing liabilities	2.44%	2.19%	1.96%	1.76%	1.64%	1.50%	1.54%
Net interest margin	3.88%	3.93%	3.87%	3.94%	3.90%	3.81%	3.97%

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Nine Months Ended September 30, 2005 and 2004

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2005	2004	Increase (Decrease)	2005	2004	Basis Points Inc/(Dec)	2005	2004	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$2,202	$26,290	$(24,088)	3.52%	1.20%	2.32%	$58	$236	$(178)	$160	$(338)	$(178)
Mortgages held for sale	5,158	6,335	(1,177)	5.13%	5.16%	(0.03%)	198	245	(47)	(45)	(2)	(47)
Securities available for sale	2,196,027	2,070,467	125,560	4.94%	4.99%	(0.05%)	81,434	77,519	3,915	4,648	(733)	3,915
Securities held to maturity	67,507	63,741	3,766	5.92%	5.95%	(0.03%)	2,999	2,843	156	167	(11)	156
Loans net of unearned discount:
Commercial and industrial	1,185,269	1,100,090	85,179	6.08%	5.03%	1.05%	53,874	41,533	12,341	3,397	8,944	12,341
Agricultural	114,602	99,048	15,554	5.80%	4.38%	1.42%	4,968	3,256	1,712	565	1,147	1,712
Real estate - commercial	1,547,905	1,434,292	113,613	6.24%	5.62%	0.62%	72,222	60,414	11,808	5,004	6,804	11,808
Real estate - construction	416,874	443,728	(26,854)	6.92%	4.91%	2.01%	21,582	16,332	5,250	(918)	6,168	5,250
Consumer	809,578	896,349	(86,771)	5.95%	5.58%	0.37%	36,013	37,545	(1,532)	(4,261)	2,729	(1,532)
Real estate - 1-4 family	113,315	163,608	(50,293)	5.96%	5.94%	0.02%	5,051	7,293	(2,242)	(2,242)	-	(2,242)

Total loans	4,187,543	4,137,115	50,428	6.18%	5.36%	0.82%	193,710	166,373	27,337	1,545	25,792	27,337

Total interest-earning assets	$6,458,437	$6,303,948	$154,489	5.76%	5.23%	0.53%	$278,399	$247,216	$31,183	$6,475	$24,708	$31,183

Savings deposits	$628,479	$647,005	$(18,526)	0.66%	0.67%	(0.01%)	$3,100	$3,228	$(128)	$(91)	$(37)	$(128)
NOW accounts	913,064	925,761	(12,697)	1.13%	0.80%	0.33%	7,733	5,564	2,169	(75)	2,244	2,169
Money market deposits	671,759	737,920	(66,161)	1.84%	1.22%	0.62%	9,236	6,726	2,510	(537)	3,047	2,510
Time deposits	1,923,949	1,681,588	242,361	2.81%	2.09%	0.72%	40,432	26,375	14,057	4,186	9,871	14,057
Borrowed funds	1,201,614	1,276,526	(74,912)	2.61%	1.59%	1.02%	23,471	15,200	8,271	(834)	9,105	8,271
Junior subordinated debentures	130,365	128,186	2,179	6.36%	6.25%	0.11%	6,197	6,013	184	103	81	184

Total interest-bearing liabilities	$5,469,230	$5,396,986	$72,244	2.20%	1.56%	0.64%	$90,169	$63,106	$27,063	$2,752	$24,311	$27,063

Net interest margin / income				3.89%	3.89%	0.00%	$188,230	$184,110	$4,120	$3,723	$397	$4,120

Noninterest Income

The Company's noninterest income increased 8.3% to $20.4 million from third quarter 2004, despite the reduction of security gains in third quarter 2005. As shown in Table 4 below, excluding security gains, noninterest income increased $2.0 million in third quarter 2005, up 11.2% from $18.1 million in third quarter 2004, as fees grew in most major categories. For the first nine months of 2005, noninterest income increased $4.9 million, or 8.9%, to $60.2 million from $55.3 million for the first nine months of 2004.

Other service charges, commissions, and fees increased $939,000, or 23.8%, in third quarter 2005 as compared to third quarter 2004 due to a $411,000 increase in merchant fees resulting from a change in fee structure, a $254,000 increase in mortgage sales income reflecting the benefits of a broader product line, and a $151,000 increase in commissions received from the sale of third party annuity and investment products. Trust and investment management fees increased $372,000, or 12.9%, from third quarter 2004 as greater fee revenue was generated primarily as a result of a 12.7% increase in assets under management. Card-based revenues improved $281,000, or 12.0%, in third quarter 2005 from third quarter 2004 due to an increase in point-of-sale transactions resulting from increasing consumer preference for this payment form. Other income increased $480,000 primarily as a result of a rise in the market value of certain deferred compensation plan assets.

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)
	Quarters Ended September 30,			Nine Months Ended September 30,

	2005	2004	% Change	2005	2004	% Change

Service charges on deposit accounts	$7,752	$7,873	(1.5)	$21,891	$21,155	3.5
Trust and investment management fees	3,255	2,883	12.9	9,534	8,883	7.3
Other service charges, commissions, and fees	4,881	3,942	23.8	13,093	11,408	14.8
Card-based fees	2,625	2,344	12.0	7,592	6,839	11.0
Corporate owned life insurance	1,308	1,233	6.1	3,726	3,744	(0.5)
Other income	270	(210)	(228.6)	1,529	579	164.1

Subtotal	20,091	18,065	11.2	57,365	52,608	9.0
Security gains, net	292	748	(61.0)	2,837	5,350	(47.0)
(Losses) on early extinguishment of debt	-	-	-	-	(2,653)	N/M

Total noninterest income	$20,383	$18,813	8.3	$60,202	$55,305	8.9

N/M - not meaningful

For a discussion on net security gains, see the section titled "Investment Portfolio Management."

Noninterest Expense

Total noninterest expense for third quarter 2005 totaled $42.1 million as compared to $40.4 million for third quarter 2004. The quarter's performance reflects comparatively higher salaries and employee benefits, merchant card expense, and equipment expenses. For the first nine months of 2005, noninterest expense increased 2.1% in comparison to the first nine months of 2004.

Salaries and wages increased $652,000, or 3.8%, in third quarter 2005 as compared to third quarter 2004, reflecting the impact of general merit increases and a $730,000 increase in certain deferred compensation obligations, partially offset by a $421,000 decrease in incentive compensation. Retirement and other employee benefits increased 10.8% to $6.3 million for third quarter 2005 as compared to $5.7 million for third quarter 2004, resulting from a $363,000 increase in employee insurance and a $204,000 increase in payroll taxes. Merchant card expense increased $271,000, or 25.1% from third quarter 2004 as a result of the increase in merchant card fee income referred to above.

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)
	Quarters Ended September 30,			Nine Months Ended September 30,

	2005	2004	% Change	2005	2004	% Change

Compensation expense:
Salaries and wages	$17,944	$17,292	3.8	$52,387	$50,121	4.5
Retirement and other employee benefits benefits	6,332	5,717	10.8	18,801	16,759	12.2

Total compensation expense	24,276	23,009	5.5	71,188	66,880	6.4
Net occupancy expense	3,990	3,964	0.7	12,278	11,839	3.7
Equipment expense	2,270	2,105	7.8	6,438	6,605	(2.5)
Technology and related costs	1,387	1,335	3.9	4,164	5,377	(22.6)
Professional services	2,155	2,123	1.5	6,825	5,658	20.6
Advertising and promotions	1,533	1,564	(2.0)	3,783	3,926	(3.6)
Merchant card expense	1,349	1,078	25.1	3,565	2,954	20.7
Other expenses	5,148	5,181	(0.6)	14,884	17,302	(14.0)

Total noninterest expense	$42,108	$40,359	4.3	$123,125	$120,541	2.1

Efficiency ratio	49.4%	49.6%		49.3%	50.0%

N/M - not meaningful

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income. The Company's efficiency ratio improved slightly to 49.4% for third quarter 2005 from 49.6% for third quarter 2004 primarily as a result of higher revenues.

Income Taxes

The Company's accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in Note 15 to the Consolidated Financial Statements of the Company's 2004 Annual Report on Form 10-K.

Income tax expense totaled $10.0 million for third quarter 2005 as compared to $7.6 million for third quarter 2004, reflecting an increase in the effective income tax rate to 27.1% for third quarter 2005 as compared to 23.1% for third quarter 2004. For the first nine months of 2005, income tax expense was $28.7 million, as compared to $23.7 million for the same period in 2004. As a result, the Company's effective tax rate was 26.7% as compared to 24.3% for the same period in 2004. The decrease in effective tax rate, for both the third quarter and first nine months of 2005, was primarily attributable to a decrease in tax-exempt income earned on state and municipal securities.

FINANCIAL CONDITION

Investment Portfolio Management

The Company manages its investment portfolio to maximize its return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in interest rates. The following provides a valuation summary of the Company's investment portfolio.

Table 6
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	As of September 30, 2005			As of December 31, 2004

	Market Value	Amortized Cost	% of Total	Market Value	Amortized Cost	% of Total	% Change in Market Value

Available for Sale
U.S. Treasury securities	$695	$697	-	$-	$-	-	-
U.S. Agency securities	56,331	56,631	2.4	142,022	141,928	6.4	(60.3)
Collateralized mortgage obligations	950,298	966,145	41.0	892,766	898,565	40.3	6.4
Other mortgage-backed securities	340,800	342,690	14.5	396,717	393,353	17.7	(14.1)
State and Municipal securities	714,165	705,328	29.9	585,000	566,425	25.4	22.1
Other securities	236,961	237,118	10.1	162,933	163,057	7.3	45.4

Total available for sale	2,299,250	2,308,609	97.9	2,179,438	2,163,328	97.1	5.5

Held to Maturity
U.S. Treasury securities	348	350	-	1,021	1,025	0.1	(65.9)
U.S. Agency securities	-	-	-	448	449	-	(100.0)
State and Municipal securities	48,805	48,768	2.1	63,149	63,102	2.8	(22.7)

Total held to maturity	49,153	49,118	2.1	64,618	64,576	2.9	(23.9)

Total securities	$2,348,403	$2,357,727	100.0	$2,244,056	$2,227,904	100.0	4.6

	As of September 30, 2005			As of December 31, 2004

	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity

Available for Sale
U.S. Treasury securities	0.91%	0.80	3.42%	-	-	-
U.S. Agency securities	0.56%	0.66	2.92%	0.56%	0.86	3.32%
Collateralized mortgage obligations	1.74%	2.51	4.11%	1.33%	2.02	3.82%
Other mortgage-backed securities	3.22%	4.73	5.16%	3.15%	4.27	5.11%
State and Municipal securities	5.34%	7.52	6.62%	5.15%	6.66	6.80%
Other securities	0.20%	5.30	5.34%	0.39%	3.70	4.62%

Total available for sale	2.87%	4.61	5.13%	2.54%	3.69	4.86%

Held to Maturity
U.S. Treasury securities	0.67%	0.67	1.84%	0.34%	0.34	1.47%
U.S. Agency securities	-	-	-	0.34%	0.34	1.23%
State and Municipal securities	0.81%	2.29	6.45%	0.81%	2.30	6.02%

Total held to maturity	0.81%	2.28	6.42%	0.80%	2.26	5.91%

Total securities	2.83%	4.56	5.16%	2.49%	3.65	4.89%

(1)

The effective duration of the portfolio represents the estimated percentage change in the market value of the securities portfolio given a 100 basis point change up or down in the level of interest rates. This measure is used as a gauge of the portfolio's price volatility at a single point in time and is not intended to be a precise predictor of future market values; as such values will be influenced by a number of factors.

(2)	Average life is presented in years and represents the weighted-average time to receive all future cash flows, using as the weighting factor the dollar amount of principal pay downs.

As of September 30, 2005, the carrying value of the securities portfolio totaled $2.3 billion, a 4.6% increase from December 31, 2004. The mix of securities held in the portfolio remains similar to that maintained as of December 31, 2004, with the exception of a greater emphasis on longer-term municipal securities as opposed to U.S. Agency securities. In the uncertain and evolving interest rate environment, the Company believes these municipal securities help stabilize its net interest margin and limit price volatility. The effective duration of the available for sale portfolio increased from 2.54% as of December 31, 2004 to 2.87% as of September 30, 2005, primarily reflecting the impact of an increase in longer-term interest rates on mortgage-backed securities.

Net gains realized from the sale of securities totaled $292,000 in third quarter 2005 as compared to $748,000 for third quarter 2004. Net gains realized from the sale of securities totaled $2.8 million for the first nine months of 2005 as compared to $5.4 million for the first nine months of 2004. At September 30, 2005, gross unrealized gains in the securities portfolio totaled $16.4 million, and gross unrealized losses totaled $25.8 million, resulting in a net unrealized depreciation of $9.4 million. Securities in an unrealized loss position for greater than 12 months totaled $16.2 million, all of which represent securities issued or guaranteed by U.S. Government-sponsored agencies or securities with investment grade credit ratings. Management does not believe any individual unrealized loss as of September 30, 2005 represents an other-than-temporary impairment. The Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

The following table summarizes the changes in loans outstanding based on period-end balances.

Table 7
Loan Portfolio
(Dollar amounts in thousands)
	As of			% Change

	September 30, 2005	June 30, 2005	December 31, 2004	09/30/05 vs. 6/30/05	09/30/05 vs. 12/31/04

Commercial and industrial	$1,209,916	$1,215,038	$1,146,168	(0.4)	5.6
Agricultural	121,430	121,092	107,059	0.3	13.4
Real estate - commercial	1,630,687	1,562,550	1,493,855	4.4	9.2
Real estate - construction	435,534	407,395	427,248	6.9	1.9

Subtotal - corporate loans	3,397,567	3,306,075	3,174,330	2.8	7.0

Direct installment	66,788	67,633	71,986	(1.2)	(7.2)
Home equity	509,510	512,063	504,705	(0.5)	1.0
Indirect installment	183,638	216,010	291,745	(15.0)	(37.1)
Real estate - 1-4 family	129,763	121,387	92,512	6.9	40.3

Subtotal - consumer loans	889,699	917,093	960,948	(3.0)	(7.4)

Total loans	$4,287,266	$4,223,168	$4,135,278	1.5	3.7

Total loans excluding indirect installment	$4,103,628	$4,007,158	$3,843,533	2.4	6.8

The Company's total loans at September 30, 2005 increased 3.7% from December 31, 2004, as increases of 7.0% in corporate lending and 40.3% in real estate 1-4 family loans offset expected decreases in indirect installment loans from the Company's decision to exit its marginally profitable indirect lending business. Corporate loan balances as of September 30, 2005 increased by 7.0% from year-end 2004, primarily due to continued increases in commercial and commercial real estate lending reflecting the impact of continuing sales efforts. The Company remains optimistic about the prospects for continued commercial and commercial real estate loan growth for fourth quarter 2005.

Consumer loan balances as of September 30, 2005 decreased 7.4% from December 31, 2004. Included in consumer loans are indirect installment loans, which decreased 37.1% from December 31, 2004. Because of the Company's 2004 decision to cease its indirect auto lending activities, payments received on indirect loans during the first nine months of 2005 were not replaced with new volumes. Real estate 1-4 family loans increased by $37.3 million, or 40.3%, from year-end 2004 as the Company elected to retain in its loan portfolio certain mortgage loans originated through established community reinvestment programs or loans that have met certain other lending criteria. All other mortgage loans are sold through a third party provider, which also services those loans.

Reserve for Loan Losses

The Company maintains a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates. Management evaluates the sufficiency of the reserve for loan losses based upon the combined total of specific, historical loss, and general components. Management believes that the reserve for loan losses of $56.3 million is adequate to absorb credit losses inherent in the loan portfolio at September 30, 2005.

For transactions in the reserve for loan losses during the quarters and nine months ended September 30, 2005 and 2004, refer to Note 5 of "Notes to Consolidated Financial Statements."

Table 8
Reserve for Loan Losses
(Dollar amounts in thousands)

	2005			2004

	September 30	June 30	March 31	December 31	September 30

For the period ended
Reserve for loan losses	$56,283	$56,262	$56,244	$56,718	$56,707
Total loans	4,287,266	4,223,168	4,153,728	4,135,278	4,204,026
Reserve for loan losses to loans	1.31%	1.33%	1.35%	1.37%	1.35%
Reserve for loan losses to nonperforming loans	461%	493%	343%	295%	255%
For the quarter ended
Provision for loan losses	$1,200	$1,800	$3,150	$5,350	$3,240
Net loans charged-off	1,179	1,782	3,624	5,339	3,219
Net loans charged-off to average loans, annualized	0.11%	0.17%	0.36%	0.51%	0.30%

As of September 30, 2005, the Company's reserve for loan losses totaled $56.3 million as compared to $56.7 million at September 30, 2004. The ratio of the reserve for loan losses to total loans at September 30, 2005 was 1.31% as compared to 1.37% as of December 31, 2004 and 1.35% as of September 30, 2004, reflecting the Company's improved level of asset quality. During third quarter 2005, net loan charge-offs continued to trend downward from third quarter 2004 levels, reflecting stronger asset quality. As a result, net loan charge-offs to average loans improved to 0.11%, a 63.3% reduction from 0.30% for third quarter 2004 and a 35.3% reduction from 0.17% for second quarter 2005.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are discussed in Notes 1 and 6 to the Consolidated Financial Statements of the Company's 2004 Annual Report on Form 10-K.

Nonperforming Assets

Nonperforming assets include: loans for which the accrual of interest has been discontinued, loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower's financial condition, and real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion on the Company's policy on accrual of interest on loans see Note 1 to the Consolidated Financial Statements of the Company's 2004 Annual Report on Form 10-K.

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

Table 9
Nonperforming Assets and Past Due Loans
(Dollar amounts in thousands)
	2005			2004

	September 30	June 30	March 31	December 31	September 30

Nonaccrual loans:
Commercial and industrial	$8,789	$7,915	$8,467	$11,267	$13,319
Real estate - commercial	1,457	1,508	1,816	1,774	2,554
Real estate - construction	559	559	4,159	4,159	4,288
Consumer	944	912	1,222	1,416	1,271
Real estate - 1-4 family	457	525	743	581	835

Total nonaccrual loans	12,206	11,419	16,407	19,197	22,267
Foreclosed real estate	2,711	2,905	3,270	3,736	4,528

Total nonperforming assets	14,917	14,324	19,677	22,933	26,795
90 days past due loans (still accruing interest)	10,386	7,463	4,625	2,658	3,108

Total nonperforming assets plus 90 days past due loans	$25,303	$21,787	$24,302	$25,591	$29,903

Nonperforming loans to total loans	0.28%	0.27%	0.39%	0.46%	0.53%
Nonperforming assets to total loans plus foreclosed real estate	0.35%	0.34%	0.47%	0.55%	0.64%
Nonperforming assets plus 90 day past due loans to total loans plus foreclosed real estate	0.59%	0.52%	0.58%	0.62%	0.71%

Overall credit quality measures remained near historical low levels during third quarter 2005. Nonperforming assets decreased by 35.0% to $14.9 million from $22.9 million at year-end 2004. The decrease in nonaccrual real estate construction loans from March 31, 2005 to June 30, 2005 resulted from the transfer to accruing status of a $3.6 million nonperforming loan acquired from CoVest Banc in 2003. This loan returned to accruing status as the Company expects ongoing remediation efforts to result in recoveries in excess of recorded principal by the end of first quarter 2006, with the amount of such excess recoveries recorded as interest income. The loan was included in loans past due 90 days and still accruing interest as of September 30, 2005. At September 30, 2005, nonperforming assets plus loans past due 90 days was 0.59% of total loans plus foreclosed real estate following an historical low of 0.52% of total loans plus foreclosed real estate for second quarter 2004. This level compares favorably with 0.62% at December 31, 2004 and 0.71% as of September 30, 2004.

The Company's disclosure with respect to impaired loans is contained in Note 5 of "Notes to Consolidated Financial Statements."

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended September 30, 2005, December 31, 2004, and September 30, 2004. The Company believes that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

Table 10
Funding Sources - Average Balances
(Dollar amounts in thousands)

	Quarters Ended			% Change

	September 30, 2005	December 31, 2004	September 30, 2004	09/30/05 vs. 12/31/04	09/30/05 vs. 09/30/04

Demand deposits	$948,649	$937,725	$902,869	1.2	5.1
Savings deposits	607,929	643,857	648,660	(5.6)	(6.3)
NOW accounts	928,700	909,344	943,867	2.1	(1.6)
Money market accounts	654,160	716,181	724,370	(8.7)	(9.7)

Transactional deposits	3,139,438	3,207,107	3,219,766	(2.1)	(2.5)

Time deposits	1,707,009	1,498,723	1,458,400	13.9	17.0
Brokered deposits	317,777	241,627	241,921	31.5	31.4

Total time deposits	2,024,786	1,740,350	1,700,321	16.3	19.1

Total deposits	5,164,224	4,947,457	4,920,087	4.4	5.0

Repurchase agreements	465,474	445,222	517,806	4.5	(10.1)
Federal funds purchased	275,826	221,341	208,750	24.6	32.1
Federal Home Loan Bank ("FHLB") advances	473,575	518,038	530,897	(8.6)	(10.8)

Total borrowed funds	1,214,875	1,184,601	1,257,453	2.6	(3.4)

Junior subordinated debentures	132,683	129,251	127,566	2.7	4.0

Total funding sources	$6,511,782	$6,261,309	$6,305,106	4.0	3.3

The Company's total average deposits were $6.5 billion for third quarter 2005, up 4.0% from fourth quarter 2004 and up 3.3% from third quarter 2004. As compared to fourth quarter 2004, the increase in average deposits reflects the combined impact of seasonal growth in public fund balances, higher time deposit levels, and lower levels of savings and money market balances. The movement in customer balances from transactional to time deposits reflects the shift of customer preferences and the impact of pricing competition in the changing interest rate environment. Average time deposit balances increased 13.9% in third quarter 2005 as compared to fourth quarter 2004 due, in part, to targeted pricing and promotional strategies designed to encourage longer-term retail deposits. In addition, average brokered deposits increased $76.2 million, or 31.5%, from fourth quarter 2004 to third quarter 2005 as the Company shifted part of its funding mix into longer-term deposits in anticipation of rising interest rates.

Total average borrowed funds for third quarter 2005 increased 2.6% from fourth quarter 2004. Funding needs were provided through the Federal Funds market and repurchase agreements. As of September 30, 2005, period-end FHLB borrowings totaled $523.5 million, as compared to $513.7 million as of December 31, 2004. As of September 30, 2005, the weighted-average maturity of FHLB borrowings was 2.6 months and the weighted-average rate paid thereon was 2.93%, as compared to a weighted-average maturity of 7.6 months and a weighted-average rate of 1.81% as of December 31, 2004.

MANAGEMENT OF CAPITAL

Stockholders' Equity

Stockholders' equity at September 30, 2005 was $536.2 million as compared to $532.0 million at December 31, 2004. Stockholders' equity as a percentage of assets was 7.4% at September 30, 2005 down from 7.8% at December 31, 2004 as assets increased at a faster rate than stockholders' equity. Book value per common share was $11.81, up from $11.55 at the end of 2004, with the increase attributable to the combination of higher net income in excess of dividends paid and fewer shares outstanding.

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

Table 11
Capital Measurements

				Regulatory
	September 30,		December 31,	Minimum For

	2005	2004	2004	Well Capitalized

Regulatory capital ratios:
Total capital to risk-weighted assets	11.46%	11.66%	11.52%	10.00%
Tier 1 capital to risk-weighted assets	10.43%	10.57%	10.45%	6.00%
Tier 1 leverage to average assets	8.15%	8.13%	8.16%	5.00%
Tangible equity ratios:
Tangible equity to tangible assets	6.21%	6.42%	6.43%	(1)
Tangible equity to risk-weighted assets	8.04%	8.41%	8.26%	(1)

(1)

Ratio is not subject to formal FRB regulatory guidance. Tangible equity equals total equity less goodwill and other intangibles, and tangible assets equals total assets less goodwill and other intangibles.

As of September 30, 2005, the Company's Total Risk Based Capital was 11.46%, compared to 11.52% as of December 31, 2004 as risk-weighted assets increased during that period. Its Tier 1 Risk Based Capital ratio was 10.43%, compared to 10.45% as of December 31, 2004. The Company's tangible capital ratio, which represents the ratio of stockholders' equity to total assets excluding intangible assets, stood at 6.21%, down from 6.43% as of December 31, 2004, primarily reflecting the impact of asset growth.

Stock Repurchase Programs

The Company continues to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to stockholders in the form of dividends and through common stock repurchases. The latter increases the percentage ownership of the Company by existing stockholders.

On May 18, 2005, the Company's Board of Directors authorized the repurchase of up to 2.5 million of its common shares, or 5.5% of shares then outstanding; the Board rescinded the former repurchase plan under which 225,163 shares authority remained. The new plan is the tenth such program since the Company's formation in 1983 and authorizes repurchases in both open market and privately negotiated transactions and has no execution time limit. The Company expects that the pace of future repurchases will be subject to ongoing capital and investment considerations.

The following table summarizes shares repurchased by the Company during the quarter ended September 30, 2005.

Table 12
Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31, 2005	10	$36.53	9	2,204
August 1 - August 31, 2005	73	37.60	65	2,139
September 1 - September 30, 2005	104	37.45	60	2,079

Total	187	$37.46	134

(1)

Includes 9,231 shares purchased in private transactions and 53,109 shares acquired pursuant to the Company's stock option plans. Under the terms of these plans, the Company accepts shares of common stock from employees if they decide to transfer to the Company previously owned shares as payment for the exercise price of the stock options. All other shares purchased by the Company were executed in the open market.

The following table summarizes shares repurchased by the Company for the prior three calendar years and for the first nine months of 2005 under current and previous repurchase authorizations.

Table 13
Shares Repurchased Under Authorized Programs
(Number of shares and dollar amounts in thousands, except per share data)

	Nine Months Ended	Years Ended December 31,

	September 30, 2005	2004	2003	2002

Shares purchased	857	897	842	1,866
Cost	$29,978	$31,240	$22,404	$52,117
Average price per share	$34.98	$34.82	$26.60	$27.93

Shares repurchased are held as treasury stock and available for issuances in conjunction with the Company's Dividend Reinvestment Plan, qualified and nonqualified retirement plans, and stock option plans as well as for other general corporate purposes. During the nine months ended September 30, 2005, the Company reissued 171,145 treasury shares to fund such plans.

Dividends

The Company paid dividends of $0.25 per common share in third quarter 2005, up 13.6% from the quarterly dividend per share declared in third quarter 2004 of $0.22. The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share, was 42.4% for third quarter 2005 and 40.7% for third quarter 2004. The 2005 annualized indicated dividend of $1.00 represents an annualized dividend yield of 2.7% as of September 30, 2005.

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

Net interest income represents the Company's primary tool for gauging interest rate sensitivity. The Company uses a net interest income simulation analysis to measure the sensitivity of net interest income to various interest rate movements and balance sheet structures. This simulation analysis is based on actual cash flows and repricing characteristics for balance sheet and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. This simulation analysis includes management's projections for activity levels in each of the product lines offered by the Company. This analysis also incorporates assumptions based upon the historical behavior of deposit rates and balances in relation to interest rates. Because these assumptions are inherently uncertain, the simulation analysis cannot definitively measure net interest income or predict the impact of the fluctuation in interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

As of September 30, 2005, the Company's current simulation of the sensitivity of net interest income and economic value of equity to changing interest rates reflects a greater sensitivity to falling rates and a lesser sensitivity to rising interest rates. This level of sensitivity is generally consistent with that which existed as of December 31, 2004.

During 2005, shorter-term interest rates have increased at a greater pace than longer-term interest rates, resulting in a flattening of the interest rate yield curve. In this environment, interest paid on transactional deposit accounts lagged increases in overall interest rates, consistent with competitive market pricing and customers' preference for liquidity. The future opportunity to reprice these same deposits at a pace equivalent to repricing assets is thereby restricted in a falling interest rate environment, creating a higher degree of sensitivity in such an environment.

The Company believes the risk of an immediate and sustained decline in interest rates to be unlikely in the current interest rate environment. Rather, it is the Company's short-term expectation that interest rates will continue to increase and the yield curve will remain flat. In such an environment, net interest income sensitivity to an immediate increase in interest rates would be limited, as the spread between the yield on repricing assets and the cost of repricing liabilities would narrow.

Given the uncertain interest rate environment and likely prolonged flattening of the yield curve, the Company continues to rigorously assesses the impact of changing interest rate scenarios on the sensitivity of net income and market value of equity. The Company is also actively considering balance sheet structuring options available under these same scenarios to better position its balance sheet to help stabilize longer-term net interest margin and manage interest rate risk. These options, if pursued, could see the sale of certain assets expected to under perform in such an environment, with the proceeds being redeployed into loans and/or securities or being used to reduce borrowings.

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

The Company monitors and manages interest rate risk within approved policy limits. The Company's current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in all interest rate limits. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates. Given the low interest rate environment at September 30, 2005 and December 31, 2004, the Bank's Board of Directors temporarily authorized operation outside of existent policy limits under the gradual falling rate scenario discussed above.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates

	-200	+200	-200	+200	-300 (2)	+300

September 2005:
Dollar change	$(18,903)	$2,899	$(19,830)	$(1,131)	N/M	$880
Percent change	-7.8%	+1.2%	-8.1%	-0.5%	N/M	+0.4%
December 31, 2004:
Dollar change	$(20,041)	$2,755	$(28,500)	$5,552	N/M	$11,438
Percent change	-8.5%	+1.2%	-12.0%	+2.3%	N/M	+4.8%

(1)	Reflects an assumed uniform change in interest rates across all terms that occur in equal steps over a six-month horizon.
(2)

N/M - Due to the low level of interest rates as of September 30, 2005 and December 31, 2004, in management's judgment, an assumed 300 basis point drop in interest rates was deemed not meaningful in the current interest rate environment.

As of September 30, 2005, the Company's interest rate sensitivity profile, assuming a gradual upward change in rates, reflected a relatively neutral exposure to rising interest rates. This profile was consistent with that which existed as of December 31, 2004.

The Company's interest rate sensitivity profile in falling interest rate scenarios as of September 30, 2005 was slightly less negative than the profile that existed as of December 31, 2004. In a falling rate environment, the benefit to the Company from the repricing of comparatively higher shorter-term funding at lower interest rates is likely to be offset by the negative impact of comparatively faster mortgage prepayments on security yields.

In addition to the simulation analysis, management uses an economic value of equity sensitivity technique to understand the risk in both shorter- and longer-term positions and to study the impact of longer-term cash flows on earnings and capital. In determining the economic value of equity, the Company discounts present values of expected cash flows on all assets, liabilities, and off-balance sheet contracts under different interest rate scenarios. The discounted present value of all cash flows represents the Company's economic value of equity. Economic value of equity does not represent the true fair value of asset, liability, or derivative positions because certain factors are not considered, such as credit risk, liquidity risk, and the impact of future changes to the balance sheet. The Company's policy guidelines call for preventative measures to be taken in the event that an immediate increase or decrease in interest rates of 200 basis points is estimated to reduce the economic value of equity by more than 20%.

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates

	-200	+200

September 30, 2005:
Dollar change	$(71,089)	$(48,572)
Percent change	-7.6%	-5.2%
December 31, 2004:
Dollar change	$(47,736)	$(30,601)
Percent change	-5.0%	-3.2%

The estimated sensitivity of the Company's economic value of equity to changes in interest rates increased in both the rising and falling rate scenarios in comparison to December 31, 2004. The increase in sensitivity in a rising rate environment resulted from a combination of a $125 million increase in municipal securities and a continued flattening of the yield curve.

The increase in sensitivity of the Company's economic value of equity in the declining interest rate scenario in comparison to December 31, 2004 is primarily due to the combined impact of the flattening interest rate yield curve and a decrease in the level of price appreciation on floating rate home equity loans. Floating rate home equity loan price appreciation decreased on a comparative basis as these products moved further away from their contractual interest rate floors as interest rates increased.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer, and Principal Accounting Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and Principal Accounting Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Discussions regarding the purchase of securities by the issuer is located on page *26 of this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits - See Exhibit Index located below.
(b) Reports on Form 8-K
The following Current Reports on Form 8-K were filed or furnished during the second quarter of 2005:
On July 27, 2005, the Company announced its earnings results for the quarter and six months ended June 30, 2005.
On August 17, 2005, the Company announced the appointment of Ellen A. Rudnick to its Board of Directors.
On September 13, 2005, the Company made available the slide presentation presented at the Lehman Brothers Third Annual Financial Services Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ MICHAEL L. SCUDDER
Michael L. Scudder Executive Vice President*

Date: November 4, 2005

* Duly authorized to sign on behalf of the Registrant.

EXHIBIT INDEX
Exhibit Number	Description of Documents	Sequential Page #

15	Acknowledgment of Independent Registered Public Accounting Firm.	3131
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	3232
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	3333
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	3434
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	3535
99	Report of Independent Registered Public Accounting Firm.	3636