Form 10-K
period 2005-12-31
FIRST MIDWEST BANCORP INC
filed 2006-03-02
CIK 702325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year-ended December 31, 2005

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

Title of each class:

Common Stock, $.01 Par Value

Preferred Share Purchase Rights

Indicate by check mark whether the issuer is a well-known seasoned issuer as defined in Rule 405 of the Securities Act of 1933.    Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2005, determined using a per share closing price on that date of $35.08, as quoted on The Nasdaq Stock Market, was $1,478,199,847.

At February 27, 2006 there were 45,442,134 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2006 Annual Stockholders’ Meeting - Part III

FORM 10-K

PART I

ITEM 1. BUSINESS

First Midwest Bancorp, Inc.

First Midwest Bancorp, Inc. (the “Company”) is a bank holding company incorporated in Delaware in 1982 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). The Company is one of Illinois’ largest publicly traded banking companies with assets of $7.2 billion at year-end 2005 and is headquartered in the Chicago suburb of Itasca, Illinois.

The Company operates two wholly owned subsidiaries: First Midwest Bank (the “Bank”), employing 1,622 full-time equivalent employees at December 31, 2005, and First Midwest Insurance Company, which is largely inactive.

The Company has responsibility for the overall conduct, direction, and performance of its subsidiaries. The Company provides various services, establishes Company-wide policies and procedures, and provides other resources as needed, including capital.

Subsidiaries

At December 31, 2005, the Bank had $7.2 billion in total assets, $5.2 billion in total deposits, and 68 banking offices primarily in suburban metropolitan Chicago.

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

The Bank’s operations are divided into sales and support functions. The sales function is structured along commercial and retail product lines, and the support function provides corporate, administrative, and support services.

The Bank operates two wholly owned subsidiaries: FMB Investment Corporation and First Midwest Investments, Inc., which currently is inactive.

FMB Investment Corporation is a Delaware corporation established in 1998. FMB Investment Corporation manages investment securities, principally state and municipal obligations, and provides corporate management services to its wholly owned subsidiary FMB Investment Trust, a Maryland business trust also established in 1998. FMB Investment Trust manages real estate loans originated by the Bank. FMB Investment Trust has elected to be taxed as a Real Estate Investment Trust for federal income tax purposes.

First Midwest Insurance Company operates as a reinsurer of credit life, accident, and health insurance sold through the Bank, primarily in conjunction with its consumer lending operations, and is largely inactive.

On December 12, 2005, the Company announced the execution of a definitive agreement to acquire Bank Calumet, Inc. (“Bank Calumet”) and its wholly owned subsidiary bank for $307 million in cash. Bank Calumet is a bank holding company headquartered in Hammond, Indiana with $1.2 billion in assets and 30 branches located predominantly in Lake County, Indiana and the contiguous Illinois counties of Cook and Will. In February 2006, the transaction was approved by the Board of Governors of the Federal Reserve Board (the “Federal Reserve”) and by Bank Calumet’s shareholders. The Company expects to complete this acquisition early in the second quarter of 2006, subject to customary closing conditions, including the approval of the Department of Financial Institutions of the State of Indiana.

The Company believes that Bank Calumet represents an excellent opportunity to expand its franchise in the southeast Chicago metropolitan area. The Company looks forward to building upon the long-standing relationships that Bank Calumet has developed in its 73 years of banking service to these dynamic markets and expects that Bank Calumet’s conservative policies, diversified lending base, and community banking approach will fit well with the Company’s established business model.

Competition

Illinois and the metropolitan Chicago area are highly competitive markets for banking and related financial services. Competition is based on a number of factors, including interest rates charged on loans and paid on deposits; the ability to attract new deposits; the scope and type of banking and financial services offered; the hours during which business can be conducted; the location of bank branches and ATMs; the availability, ease of use, and range of banking services on the Internet; the availability of related services; and a variety of additional services such as investment management, fiduciary, and brokerage services. Within the geographic areas it serves, the Bank competes with other banks and savings and loan associations, personal loan and finance companies, and credit unions. In addition, the Bank competes for deposits with money market mutual funds and investment brokers on the basis of interest rates offered and available products. The competition for banking customers remains intense as a number of local and out-of-state banking institutions have engaged in large-scale branch office expansion in the suburban Chicago markets, whether through acquisition or establishment of de novo branches.

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

Offering a broad array of products and services at competitive prices is an important element in competing for customers. The Company differentiates itself, however, in the way it systematically assesses a customer’s specific financial needs, sells products and services identified in such assessment, and provides its high quality services and products. The Company believes its approach and its knowledge and commitment to the communities in which the Bank is located are the most important aspects in retaining and expanding its customer base.

Supervision and Regulation

The Company and its subsidiaries are subject to regulation and supervision by various governmental regulatory authorities including the Board of Governors of the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”), the Illinois Department of Financial and Professional Regulation (the “IDFRP”), and the Arizona Department of Insurance. Financial institutions and their holding companies are extensively regulated under Federal and state law. The effect of such statutes, regulations, and policies can be significant and cannot be predicted with a high degree of certainty.

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

Bank Holding Company Act of 1956, as amended (the “Act”)

Generally, the Act governs the acquisition and control of banks and nonbanking companies by bank holding companies. A bank holding company is subject to regulation under the Act and is required to register with the Federal Reserve under the Act. A bank holding company is required by the Act to file an annual report of its operations and such additional information as the Federal Reserve may require and is subject, along with its subsidiaries, to examination by the Federal Reserve. The Federal Reserve has jurisdiction to regulate the terms of certain debt issues of bank holding companies, including the authority to impose reserve requirements.

The acquisition of 5% or more of the voting shares of any bank or bank holding company requires the prior approval of the Federal Reserve and is subject to applicable Federal law, including the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle Neal”), for interstate transactions, and possible state law limitations as well. The Federal Reserve evaluates acquisition applications based upon, among other things, competitive factors, supervisory factors, adequacy of financial and managerial resources, and banking and community service considerations.

The Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any “nonbanking” company unless the nonbanking activities are found by the Federal Reserve to be “so closely related to banking . . . as to be a proper incident thereto.” Under current regulations of the Federal Reserve, a bank holding company and its nonbank subsidiaries are permitted, among other activities, to engage in such banking-related business ventures as consumer finance, equipment leasing, data processing, mortgage banking, financial and investment advice, and securities brokerage services. The Act does not place territorial restrictions on the activities of a bank holding company or its nonbank subsidiaries.

Federal law prohibits acquisition of “control” of a bank or bank holding company without prior notice to certain Federal bank regulators. “Control” is defined in certain cases as the acquisition of as little as 10% of the outstanding shares. Furthermore, under certain circumstances, a bank holding company may not be able to purchase its own stock, where the gross consideration will equal 10% or more of the company’s net worth, without obtaining approval of the Federal Reserve. Under the Federal Reserve Act, banks and their subsidiaries are subject to certain requirements and restrictions when dealing with each other (affiliate transactions including transactions with their bank holding company). The Company is also subject to the provisions of the Illinois Bank Holding Company Act.

Interstate Banking

Bank holding companies are permitted to acquire banks and bank holding companies in any state and to be acquired, subject to the requirements of Riegle Neal, and in some cases, applicable state law.

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

Riegle Neal became effective on June 1, 1997 and allowed each state, prior to the effective date, the opportunity to “opt out,” thereby prohibiting interstate branching within that state. Of the two states in which the Bank is located (Illinois and Iowa), neither has adopted legislation to “opt out” of the interstate merger provisions. Furthermore, pursuant to Riegle Neal, a bank is able to add new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching, or, if the state allows acquisition of branches, subject to applicable state requirements. Illinois law allows de novo banking with other states that allow Illinois banks to branch de novo in those states.

The effects on the Company of the changes in interstate banking and branching laws cannot be accurately predicted, but it is likely that there will be increased competition from national and regional banking firms headquartered outside of Illinois which establish banks in Illinois. Likewise, the Company may establish branches in reciprocity states (such as Indiana) on a de novo basis.

Illinois Banking Law

The Illinois Banking Act (“IBA”) governs the activities of the Bank, an Illinois state banking corporation. The IBA defines the powers and permissible activities of an Illinois state chartered bank, prescribes corporate governance standards, imposes approval requirements on mergers of state banks, prescribes lending limits, and provides for the examination of state banks by the IDFPR. The Banking on Illinois Act (“BIA”) became effective in mid-1999 and amended the IBA to provide a potential wide range of new activities for Illinois state chartered banks, including the Bank. The provisions of the BIA are to be construed liberally in order to create a favorable business climate for banks in Illinois. The main features of the BIA are to expand bank powers through a new “wild card” provision authorizing Illinois chartered banks to offer virtually any product or service that any bank or thrift may offer anywhere in the country, subject to certain safety and soundness considerations and prior notification to the IDFPR and the FDIC. Previously, in addition to enumerated powers stated in the IBA, state banks could engage in any activity authorized or permitted to be conducted by a national bank. Management of the Bank remains aware of the favorable environment created by the BIA and will consider the opportunities that may become available to the Bank as a result of such legislation.

The Bank is subject to a variety of Federal and state laws and regulations governing its operations. For example, deposit activities are subject, among other things, to the Federal Truth in Savings Act and the Illinois Consumer Deposit Account Act. Federal law, including the Electronic Funds Transfer Act, and state laws also govern electronic banking transactions. Trust activities of the Bank are subject to the Illinois Corporate Fiduciaries Act. Loans made by the Bank are subject to applicable provisions of the Illinois Interest Act, the Federal Truth in Lending Act, and the Illinois Financial Services Development Act.

The Bank is subject to a variety of other laws and regulations concerning equal credit opportunity, fair lending, customer privacy, fair credit reporting, and community reinvestment. The Bank currently holds an “outstanding” rating for community reinvestment activity, the highest available.

As an Illinois banking corporation controlled by a bank holding company, the Bank is subject to the rules regarding change of control in the Act and the Federal Deposit Insurance Act and the regulations promulgated thereunder and is also subject to the rules regarding change in control of Illinois banks contained in the IBA and the Illinois Bank Holding Company Act.

The Bank is subject to Sections 22(h), 23A, and 23B of the Federal Reserve Act, which restrict or impose requirements on financial transactions between federally insured depository institutions and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its subsidiaries, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, requires arms-length transactions between affiliates, and restricts the types of collateral security permitted in connection with a bank’s extension of credit to affiliates.

Gramm-Leach-Bliley Act of 1999

The enactment of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more comprehensive array of financial products and services. To further this goal, the GLB Act amends section 4 of the Act providing a new regulatory framework applicable to a financial holding company (“FHC”), which has as its primary regulator the Federal Reserve. Functional regulation of the FHC’s subsidiaries will be conducted by their primary functional regulators. Pursuant to the GLB Act, bank holding companies, subsidiary depository institutions thereof, and foreign banks electing to qualify as an FHC must be “well managed,” “well capitalized,” and rated at least satisfactory under the Community Reinvestment Act in order to engage in new financial activities.

An FHC may engage in securities and insurance activities and other activities that are deemed financial in nature or incidental to a financial activity under the GLB Act, such as merchant banking activities. While aware of the flexibility of the FHC statute, the Company has, for the time being, decided not to become an FHC, but will continue to follow the reception given FHCs in the marketplace. The activities of bank holding companies that are not FHCs will continue to be regulated by and limited to activities permissible under the Act.

The GLB Act also prohibits a financial institution from disclosing non-public personal information about a consumer to unaffiliated third parties, unless the institution satisfies various disclosure requirements and the consumer has not elected to opt out of the disclosure. Under the GLB Act, a financial institution must provide its customers with a notice of its privacy policies and practices. The Federal Reserve, the FDIC, and other financial regulatory agencies have issued regulations implementing notice requirements and restrictions on a financial institution’s ability to disclose non-public personal information about consumers to unaffiliated third parties.

The Company is also subject to certain state laws that limit the use and distribution of non-public personal information, both to subsidiaries, affiliates, and unaffiliated entities.

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

Bank Secrecy Act and USA Patriot Act

In 1970, Congress enacted the Currency and Foreign Transactions Reporting Act, commonly known as the Bank Secrecy Act (the “BSA”). The BSA requires financial institutions to maintain records of certain customers and currency transactions and to report certain domestic and foreign currency transactions, which have a high degree of usefulness in criminal, tax, or regulatory investigations or proceedings. Under this law, financial institutions are required to develop a BSA compliance program.

On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions, including the Company and the Bank, to help prevent, detect, and prosecute those involved in international money laundering and the financing of terrorism. The Department of the Treasury has adopted additional requirements to further implement Title III.

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

In July 2004, the Company and the Bank entered into an agreement with the Federal Reserve and the IDFPR (the “Written Agreement”) to enhance its compliance with all applicable federal and state laws, rules, and regulations relating to anti-money laundering policies and procedures. To fully address the deficiencies cited in the Written Agreement, the Bank authored a written compliance plan and completed a compliance review of certain customer transactions since the date of the last prior satisfactory regulatory review. As a result, the Bank conducted a comprehensive review of policy, procedure, systems, and manpower addressing these important areas. The Bank successfully resolved the deficiencies cited, and received a letter dated September 30, 2005 from the Federal Reserve Bank of Chicago and the IDFPR, which formally communicated the termination of the Written Agreement. The Written Agreement did not have a significant effect on the Bank’s financial condition, liquidity, capital resources, or operations.

Capital Guidelines

The Federal Reserve and the other federal functional bank regulators have established risk-based capital guidelines to provide a framework for assessing the adequacy of the capital of national and state banks, thrifts, and their holding companies (collectively, “banking institutions”). These guidelines apply to all banking institutions, regardless of size, and are used in the examination and supervisory process as well as in the analysis of applications to be acted upon by the regulatory authorities. These guidelines require banking institutions to maintain capital based on the credit risk of their operations, both on and off-balance sheet.

The minimum capital ratios established by the guidelines are based on both Tier 1 and Total capital to total risk-based assets. In addition to the risk-based capital requirements, the Federal Reserve and the FDIC require banking institutions to maintain a minimum leveraged-capital ratio to supplement the risk-based capital guidelines. The Company and the Bank are “well capitalized” by these standards, the highest applicable ratings.

Dividends

The Company’s primary source of liquidity is dividend payments from the Bank. In addition to capital guidelines, the Bank is limited in the amount of dividends it can pay to the Company under the IBA. Under this law, the Bank is permitted to declare and pay dividends in amounts up to the amount of its accumulated net profits, provided that it retains in its surplus at least one-tenth of its net profits since the date of the declaration of its most recent dividend until those additions to surplus, in the aggregate, equal the paid-in capital of the Bank. The Bank may not, while it continues its banking business, pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts). As of December 31, 2005, the Bank could distribute dividends of approximately $32.0 million without approval from the IDFPR. In addition, the Bank is limited in the amount of dividends it can pay under the Federal Reserve Act and Regulation H. For example, dividends cannot be paid that would constitute a withdrawal of capital; dividends cannot be declared or paid if they exceed a bank’s undivided profits; and a bank may not declare or pay a dividend greater than current year net income plus retained net income of the prior two years without Federal Reserve approval.

Since the Company is a legal entity, separate and distinct from the Bank, its dividends to stockholders are not subject to the bank dividend guidelines discussed above. The IDFPR is authorized to determine, under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends by the Company would be an unsafe or unsound practice and to prohibit payment thereof. The Federal Reserve has taken the position that dividends that would create pressure or undermine the safety and soundness of the subsidiary bank are inappropriate.

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

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums on deposits based upon their level of capital and supervisory evaluation. For 2006, the Bank will pay premium assessments on both its BIF and SAIF insured deposits in order to service the interest on the Financing Corporation (“FICO”) bond obligations which were used to finance the cost of “thrift bailouts” in the 1980’s. The FICO assessment rates for the first semi-annual period of 2006 were set at $.0132 per $100 of insured deposits each for BIF and SAIF assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment basis for the BIF and SAIF.

Where You Can Find More Information About First Midwest

The Company makes available, free of charge, on its website, http://www.firstmidwest.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

ITEM 1A. RISK FACTORS

The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision with respect to any of the Company’s securities, you should carefully consider the risks and uncertainties as described below together with all of the information included herein. The risks and uncertainties described below are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known or that are currently deemed immaterial also may have a material adverse effect on the Company’s results of operations and financial condition. If any of the following risks actually occur, the Company’s results of operations and financial condition could suffer, possibly materially. In that event, the trading price of the Company’s common stock or other securities could decline. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed or implied in these forward-looking statements.

Risks Related To The Company’s Business

Competition in the banking industry is intense.

Competition in the banking and financial services industry is intense. In its primary market areas, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not provide. The Company’s profitability depends upon the Bank’s continued ability to compete effectively in its market areas. A number of local and out-of-state banking institutions have engaged in large-scale branch office expansion in the suburban Chicago markets, through acquisition or establishment of de novo branches.

The Company operates in a heavily regulated environment.

The banking industry is heavily regulated. The banking business of the Company and the Bank are subject, in certain respects, to regulation by the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency, the IDFPR, and the SEC. The Company’s success depends not only on competitive factors but also on state and federal regulations affecting banks and bank holding companies. The regulations are primarily intended to protect depositors, not stockholders or other security holders. The ultimate effect of recent and proposed changes to the regulation of the financial institution industry cannot be predicted. Regulations now affecting the Company may be modified at any time, and there is no assurance that such modifications, if any, will not adversely affect the Company’s business.

Changes in the policies of monetary authorities could adversely affect the Company’s profitability.

The Company’s results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States government securities, changes in the discount rate or the federal funds rate on bank borrowings, and changes in reserve requirements against bank deposits. Changes in these policies could adversely affect the Company’s profitability. For example, changes impacting the Company’s cost of funds could reduce net interest income. No certainty can be given as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank due to changing conditions in the national economy and in the money markets.

The Company’s business is concentrated in the Chicago metropolitan area, and a downturn in the economy of this area may adversely affect the Company’s business.

The Company’s success depends to a large degree on the general economic conditions of the geographic markets served by the Bank in the State of Illinois and, to a lesser extent, contiguous states. The local economic conditions in these areas have a significant impact on the generation of the Bank’s commercial, real estate commercial, and real estate construction loans; the ability of borrowers to repay these loans; and the value of the collateral securing these loans. Adverse changes in the economic conditions of the Chicago metropolitan area in general could also negatively impact the financial results of the Company’s operations and have a negative effect on its profitability. For example, these factors could lead to reduced interest income and an increase in the provision for loan losses.

A significant portion of the loans in the Company’s portfolio is secured by real estate. Most of these loans are secured by properties located in the Chicago metropolitan area. Negative conditions in the real estate markets where collateral for a mortgage loan is located could adversely affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various factors, including changes in general or regional economic conditions, supply and demand for properties and governmental rules or policies.

Changes in the reserve for loan losses could affect profitability.

Managing the Company’s reserve for loan losses is based upon, among other things, (1) historical experience, (2) an evaluation of local and national economic conditions, (3) regular reviews of delinquencies and loan portfolio quality, (4) current trends regarding the volume and severity of past due and problem loans, (5) the existence and effect of concentrations of credit and (6) results of regulatory examinations. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the respective loan portfolios. Although the Company believes that the reserve for loan losses is adequate, there can be no assurance that such reserve will prove sufficient to cover future losses. Future adjustments may be necessary if economic conditions change or adverse developments arise with respect to nonperforming or performing loans or if regulatory supervision changes. Material additions to the reserve for loan losses would result in a material decrease in the Company’s net income, and possibly its capital, and could result in the inability to pay dividends, among other adverse consequences.

The Company is a bank holding company, and its sources of funds are limited.

The Company is a bank holding company and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Company is derived primarily, if not entirely, from dividends paid by the Bank. As a result, the Company’s ability to receive dividends or loans from its subsidiaries is restricted. At December 31, 2005, $32.0 million of the retained earnings of the Bank were available to pay dividends to the Company without regulatory approval. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, the Company’s right to participate in the assets of the Bank upon its liquidation, reorganization or otherwise will be subject to the claims of the Bank’s creditors, including depositors, which will take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2005, the Company’s subsidiaries had deposits and other liabilities of approximately $6.6 billion.

The Company is subject to environmental liability risk associated with lending activities.

A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability.

Changes in interest rates could have an adverse effect on the Company’s income.

The Company’s financial performance depends to a significant extent upon its net interest income. Net interest income represents the difference between interest income and fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The Company’s net interest income is adversely affected if interest paid on deposits and borrowings increases faster than the interest earned on loans and investments. Changes in interest rates could also adversely affect the income of certain components of the Company’s noninterest income. For example, if mortgage interest rates increase, the demand for residential mortgage loans would likely decrease, which would have an adverse effect on the gain on the sale of mortgages.

Changes in the mix of the Company’s funding sources could have an adverse effect on the Company’s income. Over half of the Company’s funding sources are in lower-rate transactional deposit accounts. Market rate increases or competitive pricing could heighten the risk of moving to higher-rate funding sources, which would cause an adverse impact on the Company’s net income.

Future acquisitions may disrupt the Company’s business, dilute stockholder value, and adversely affect operating results.

The Company has grown by strategically acquiring banks or branches of other banks. The Company intends to continue to pursue acquisitions to supplement internal growth opportunities. Acquiring other banks or branches involves risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities of acquired banks;

•	exposure to potential asset quality issues of acquired banks;

•	potential disruption of the Company’s business;

•	possible loss of key employees and customers of acquired banks;

•	potential short-term decrease in profitability;

•	potential diversion of management’s time and attention;

•	issues in transition; and

•	form of payment (stock purchases may be dilutive).

Competition for acquisition candidates is intense.

Competition for acquisitions is intense. Numerous potential acquirors compete with the Company for most acquisition candidates, particularly on the basis of price to be paid. The Company may not be able to successfully identify and acquire suitable targets, which could slow the Company’s growth rate.

The Company’s continued pace of growth may require it to raise additional capital in the future, but that capital may not be available when it is needed.

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. To the extent the Company continues to expand its asset base, primarily through loan growth, it will be required to support such growth by increasing its capital. In addition, the Company may be required to raise capital to support its acquisition strategy. Accordingly, the Company may need to raise capital in the future to support continued growth.

The Company’s ability to raise capital will depend on conditions in the capital markets, which are outside of its control, and on the Company’s financial performance. Accordingly, the Company cannot assure you of its ability to raise capital when needed or on favorable terms. If the Company cannot raise additional capital when needed, it will be subject to increased regulatory supervision and the imposition of restrictions on its growth and business. These could negatively impact the Company’s ability to further expand its operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could harm its operating results.

Any reduction in the Company’s credit ratings could increase its financing costs.

The Company cannot give any assurance that its current credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Any downgrade could increase the cost of borrowings or make it more difficult to obtain capital.

Our junior subordinated debentures have been assigned a rating by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”), of “BBB-” (stable outlook), by Moody’s Investors Service, Inc. (“Moody’s”) of “Baa2” (stable outlook), and by Fitch, Inc. (“Fitch”) of “BBB” (negative outlook). Fitch changed its outlook on our rating to negative on December 12, 2005.

The Company may experience greater than expected difficulties in integrating Bank Calumet into its operations.

The acquisition of Bank Calumet will involve the integration of two financial institutions that have previously operated independently of one another. The Company expects to realize cost savings together with other financial and operating benefits from the acquisition of Bank Calumet, but there can be no assurance as to when, or the extent to which, if at all, the Company will be able to realize these benefits. The Company may experience greater than expected difficulties in integrating Bank Calumet’s business, which could have an adverse effect on the Company’s ability to realize the expected benefits of the acquisition.

There are many things that could go wrong and adversely affect the business and profitability of the combined financial institution. The Company cannot predict the full range of post-acquisition problems that may occur. Some possible difficulties include:

•	the integration of the business of the Company and Bank Calumet takes longer, or is more difficult, time-consuming or costly than expected;

•	the expected growth opportunities and cost savings from the transaction are not fully realized or take longer to realize than expected;

•	economic conditions deteriorate in the Chicago metropolitan area, the primary market area of both the Company and Bank Calumet; or

•	operating costs, customer losses, and business disruption following the acquisition, including adverse effects on relationships with employees, are greater than expected.

The Company intends to finance a portion of the acquisition of Bank Calumet with a combination of the net proceeds of a common stock offering and the net proceeds from the issuance of subordinated debentures. The Company intends to finance the remainder of the purchase price with senior debt, which may take the form of senior debentures, a bank term loan, or a draw under the Company’s revolving credit facility. The Company’s final determination as to the mix of subordinated notes and senior debt will depend upon market conditions at the time of the offering of the debt securities among other considerations.

The Company cannot give any assurance that it will be able to consummate the Bank Calumet acquisition during the time frame currently contemplated or at all. In the event that the closing of the acquisition is delayed or does not occur, and if the common stock and debt securities have been issued, the Company will incur significant interest expense and stockholders will suffer dilution without the benefit of having acquired Bank Calumet.

The Company’s business is continually subject to technological change, and it may have fewer resources than its competition to continue to invest in technological improvements.

The banking and financial services industry continually undergoes rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to better serving customers and thereby preserving its customer base, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services that enhance customer convenience, as well as create additional efficiencies in the Company’s operations. Many of the Company’s competitors have greater resources to invest in technological improvements, and the Company may not effectively implement new technology-driven products and services or do so as quickly, which could reduce its ability to effectively compete.

The Company’s information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan, or other systems. While the Company has policies and procedures designed to prevent or limit the effect of a failure, interruption, or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have an adverse effect on the Company’s financial condition and results of operations.

The Company and its subsidiaries are subject to examinations and challenges by tax authorities.

In the normal course of business, the Company and its subsidiaries are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments made and the businesses in which we have engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property, or income tax issues, including tax base, apportionment, and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in the Company’s favor, they could have an adverse effect on the Company’s financial condition and results of operations.

Consumers and businesses may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.

Risks Related to the Securities Markets

Substantial sales of the Company’s common stock could cause its stock price to fall.

If stockholders sell substantial amounts of the Company’s common stock in the public market, the market price of the Company’s common stock could fall. Such sales also might make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that it deems appropriate.

The Company’s Restated Certificate of Incorporation, Amended and Restated By-Laws, and Amended and Restated Rights Agreement as well as certain banking laws may have an anti-takeover effect.

Provisions of the Company’s Restated Certificate of Incorporation and Amended and Restated By-laws, federal banking laws, including regulatory approval requirements, and the Company’s Amended and Restated Rights Plan could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial by the Company’s stockholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

The Company may issue additional securities, which could dilute the ownership percentage of holders of the Company’s common stock.

The Company may issue additional securities to raise additional capital or finance acquisitions or upon the exercise or conversion of outstanding options, and if it does, the ownership percentage of holders of the Company’s common stock could be diluted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None. The Company did not receive written comments from the Commission during the 180 days preceding the end of the fiscal year to which this annual report relates.

ITEM 2. PROPERTIES

The executive offices of the Company, the Bank, and certain subsidiary operational facilities are located in a 16-story office building in Itasca, Illinois. The Company and the Bank currently occupy approximately 60,933 square feet of that building, which is leased through an unaffiliated third party.

As of December 31, 2005, the Bank operated through 68 bank branches and one operational facility. Of these, 12 are leased and the remaining 57 are owned and not subject to any material liens. The banking offices are largely located in various communities throughout northern Illinois, primarily the Chicago metropolitan suburban area. At certain Bank locations, excess space is leased to third parties. The Bank also owns 92 automated teller machines (ATMs), some of which are housed at a banking location and some of which are independently located. In addition, the Company owns other real property that, when considered individually or in the aggregate, is not material to the Company’s financial position.

The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information with respect to premises and equipment is presented in Note 6 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

There are certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at December 31, 2005. The Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS, AND

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The Nasdaq Stock Market under the symbol “FMBI.” As of December 31, 2005, there were 2,605 stockholders of record. The following table sets forth the closing common stock price, dividends per share, and book value per share during each quarter of 2005 and 2004.

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$39.25	$39.18	$36.45	$36.75	$38.30	$35.62	$36.03	$34.29
Low	$34.66	$34.43	$31.25	$31.92	$33.70	$32.25	$32.33	$31.13
Quarter-end	$35.06	$37.24	$35.08	$32.48	$36.29	$34.56	$35.21	$34.22
Cash dividends per share	$0.275	$0.25	$0.25	$0.24	$0.24	$0.22	$0.22	$0.22
Dividend yield at quarter-end (1)	3.14%	2.69%	2.85%	2.96%	2.65%	2.55%	2.50%	2.57%
Book value per share at quarter-end	$11.99	$11.81	$11.83	$11.35	$11.55	$11.56	$10.87	$11.26

(1)	Ratios are presented on an annualized basis.

A discussion regarding the regulatory restrictions applicable to the Bank’s ability to pay dividends to the Company is included in the “Dividends” section under Item 1 of this Form 10-K. A discussion of the Company’s history and philosophy regarding the payment of dividends is included in the “Management of Capital” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Equity Compensation Plans

The following table sets forth information, as of December 31, 2005, relating to equity compensation plans of the Company pursuant to which options, restricted stock, restricted stock units, or other rights to acquire shares may be granted from time to time.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,319,316	$28.31	1,730,958
Equity compensation plans not approved by security holders (2)	4,498	16.40	—

Total	2,323,814	$28.28	1,730,958

(1)	Includes all outstanding options and awards under the Omnibus Stock and Incentive Plan and the Non-Employee Directors’ Stock Option Plan (the “Plans”). Additional information and details about the Plans are also disclosed in Notes 1 and 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.
(2)	Represents shares underlying deferred stock units credited under the Company’s Nonqualified Retirement Plan, payable on a one-for-one basis in shares of the Company’s common stock.

The Nonqualified Retirement Plan is a defined contribution deferred compensation plan under which participants are credited with deferred compensation equal to contributions and benefits that would have accrued to the participant under the Company’s tax-qualified plans, but for limitations under the Internal Revenue Code, and to amounts of salary and annual bonus that the participant has elected to defer. Participant accounts are deemed to be invested in separate investment accounts under the plan, with similar investment alternatives as those available under the Company’s tax-qualified savings and profit sharing plan, including an investment account deemed invested in shares of Company common stock. The accounts are adjusted to reflect the investment return related to such deemed investments. Except for the 4,498 shares set forth in the table above, all amounts credited under the Plan are paid in cash.

Issuer Purchases of Equity Securities

The following table summarizes shares repurchased by the Company during the quarter ended December 31, 2005.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2005	1,102	$36.50	493	2,078,512
November 1 - November 30, 2005	—	—	—	2,078,512
December 1 - December 31, 2005	12,305	37.23	—	2,078,512

Total	13,407	$37.17	493

(1)	Includes 493 shares purchased in private transactions and 12,914 shares acquired pursuant to the Company’s stock option plans. Under the terms of these plans, the Company accepts shares of common stock from employees if they decide to transfer to the Company previously owned shares as payment for the exercise price of the stock options.
(2)	On May 18, 2005, the Company’s Board of Directors authorized the repurchase of up to 2.5 million shares of the Company’s common stock, or 5.5% of shares then outstanding; the Board rescinded the former repurchase plan under which 225,163 shares authority remained. The new plan is the tenth such program since the Company’s formation in 1983 and authorizes stock repurchases in both open market and privately negotiated transactions and has no execution time limit.

For further details regarding the Company’s stock repurchase programs, refer to the section titled “Management of Capital” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for each of the five years ended December 31, 2005 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the factors affecting the Company’s financial condition and operating results is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

	Years ended December 31,
	2005	2004	2003	2002	2001
Operating Results (Amounts in thousands)
Interest income	$366,700	$315,342	$291,067	$329,664	$385,218
Interest expense	130,850	86,478	81,313	110,910	180,838
Net interest income	235,850	228,864	209,754	218,754	204,380
Provision for loan losses	8,930	12,923	10,805	15,410	19,084
Noninterest income	77,927	73,812	77,207	66,531	68,076
Security (losses) gains, net	(3,315)	8,222	2,988	460	790
Losses on early extinguishment of debt	—	(2,653)	(6,025)	—	—
Noninterest expense	165,703	163,338	149,452	148,052	145,356
Income tax expense	34,452	32,848	30,889	32,133	26,668
Net income	$101,377	$99,136	$92,778	$90,150	$82,138
Weighted-average shares outstanding	45,567	46,469	46,671	48,074	50,057
Weighted-average diluted shares outstanding	45,893	46,860	46,982	48,415	50,401

Per Share Data
Basic earnings per share	$2.22	$2.13	$1.99	$1.88	$1.64
Diluted earnings per share	2.21	2.12	1.97	1.86	1.63
Cash dividends declared	1.015	0.900	0.790	0.700	0.650
Book value at year end	11.99	11.55	11.22	10.42	9.18
Market price at year end	35.06	36.29	32.43	26.71	29.19

Performance Ratios
Return on average equity	18.83%	18.68%	18.28%	18.82%	17.89%
Return on average assets	1.44%	1.45%	1.50%	1.53%	1.43%
Net interest margin - tax equivalent	3.87%	3.91%	3.99%	4.28%	4.10%
Dividend payout ratio	45.93%	42.45%	40.10%	37.63%	39.88%
Average equity to average asset ratio	7.65%	7.74%	8.19%	8.12%	7.99%

Balance Sheet Highlights (Dollar amounts in thousands)	As of December 31,
	2005	2004	2003	2002	2001
Total assets	$7,210,151	$6,863,381	$6,906,658	$5,980,533	$5,667,919
Loans	4,306,191	4,135,278	4,059,782	3,406,846	3,372,306
Deposits	5,147,832	4,905,378	4,815,108	4,172,954	4,193,921
Junior subordinated debentures	130,092	129,294	128,716	—	—
Long-term portion of Federal Home Loan Bank advances	13,519	36,743	474,111	425,000	150,000
Stockholders’ equity	544,068	532,038	522,540	491,953	447,267

Financial Ratios
Reserve for loan losses as a percent of loans	1.31%	1.37%	1.39%	1.41%	1.42%
Tier 1 capital to risk-weighted assets	10.72%	10.45%	10.29%	9.93%	9.96%
Total capital to risk-weighted assets	11.76%	11.52%	11.41%	11.03%	11.08%
Tier 1 leverage to average assets	8.16%	8.16%	8.49%	7.32%	7.43%
Tangible equity to tangible assets	6.30%	6.43%	6.22%	7.97%	7.60%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting the Company’s Consolidated Statements of Income for the years 2003 through 2005 and Consolidated Statements of Condition as of December 31, 2004 and 2005. The discussion is designed to provide stockholders with a comprehensive review of the operating results and financial condition and should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

A condensed review of operations for the fourth quarter of 2005 is included herein in the section titled “Fourth Quarter 2005 vs. 2004.” The review provides an analysis of the quarterly earnings performance for the fourth quarter of 2005 as compared to the same period in 2004.

Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

ACQUISITION AND DIVESTITURE ACTIVITY

Pending Transaction

On December 12, 2005, the Company announced the execution of a definitive agreement to acquire Bank Calumet, Inc. (“Bank Calumet”) and its wholly owned subsidiary bank for $307 million in cash. Bank Calumet is a bank holding company headquartered in Hammond, Indiana with $1.2 billion in assets and 30 branches located predominantly in Lake County, Indiana and the contiguous Illinois counties of Cook and Will. In February 2006, the transaction was approved by the Federal Reserve and by Bank Calumet’s shareholders. The Company expects to complete this acquisition early in the second quarter of 2006, subject to customary closing conditions, including the approval of the Department of Financial Institutions of the State of Indiana.

The Company believes that Bank Calumet represents an excellent opportunity to expand its franchise in the southeast Chicago metropolitan area. The Company looks forward to building upon the long-standing relationships that Bank Calumet has developed in its 73 years of banking service to these dynamic markets and expects that Bank Calumet’s conservative policies, diversified lending base, and community banking approach will fit well with the Company’s established business model.

Completed Transactions

On December 31, 2003, the Company completed the acquisition of CoVest Bancshares, Inc. (the “CoVest Acquisition”), a $645.6 million single bank holding company, in a cash transaction valued at $27.45 per CoVest share, or approximately $102.2 million in the aggregate. CoVest provided retail and commercial banking services to customers through three full service locations in the northwest suburbs of Chicago, Illinois. The transaction, which was accounted for under the purchase method of accounting, included the recognition of $12.9 million of identifiable intangible assets to be amortized over a weighted-average life of 7.1 years and the excess of purchase price over the fair value of identifiable net assets (“goodwill”) of $49.7 million. The goodwill and intangibles resulting from this transaction were not deductible for income tax purposes.

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

On June 13, 2003, the Company acquired from The Northern Trust Company a single retail branch office located in Chicago, Illinois, which had $102.9 million of deposits and $13.9 million of loans. This acquisition was accounted for under the purchase method of accounting and resulted in the recognition of $18.4 million and $0.9 million in goodwill and core deposit intangibles, respectively. Both the goodwill and core deposit intangibles resulting from the transaction were deductible for income tax purposes.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and are consistent with predominant practices in the financial services industry. Application of critical accounting policies, those policies that management believes are the most important to the Company’s financial position and results of operations, requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes and are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

The Company has numerous accounting policies, of which the most significant are presented in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that its accounting policies with respect to the reserve for loan losses and income taxes are the accounting areas requiring subjective or complex judgments that are most important to the Company’s financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

Reserve for Loan Losses

Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The Company’s reserve for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the reserve for loan losses as well as its assessment of the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, see Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

The Company must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Although the Company has determined a valuation allowance is not required for any deferred tax assets, there is no guarantee that these assets are recognizable. For additional discussion of income taxes, see Notes 1 and 14 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:

•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Asset/liability matching risks and liquidity risks;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of the reserve for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Company’s loan portfolio;

•	The failure of assumptions underlying the establishment of reserves for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s markets or elsewhere or providing similar services;

•	Volatility of rate sensitive deposits;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Operational risks, including data processing system failures or fraud;

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing;

•	The timing of the closing of the Bank Calumet acquisition, the impact of mark-to-market adjustments required by purchase accounting, and issues that may arise in connection with the integration of Bank Calumet, including the inability to achieve expected cost savings within the expected time frame as well as market conditions that may impact the pricing of securities to be offered or borrowings made by the Company to finance the acquisition.

•	The Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	The impact from liabilities arising from legal or administrative proceedings, enforcement of bank regulations, and enactment or application of securities regulations;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, and operational limitations;

•	Changes in federal and state tax laws, including changes in tax laws affecting tax rates, income not subject to tax under current law, income sourcing, and consolidation/combination rules;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Changes in accounting principles, policies, or guidelines affecting the businesses conducted by the Company;

•	Acts of war or terrorism; and

•	Other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, products, services, and prices.

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

PERFORMANCE OVERVIEW

General Overview

2005 Compared with 2004

The Company, through its banking network, provides a full range of both business and retail banking and trust and investment management services through 68 banking offices, primarily in suburban metropolitan Chicago. The primary source of the Company’s revenue is net interest income, which represents the difference between interest and fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

The Company’s net income for 2005 increased 4.2% on a per diluted share basis to $101.4 million, or $2.21 per diluted share, from net income of $99.1 million, or $2.12 per diluted share, in 2004.

In 2005, the Company’s return on average assets was 1.44% as compared to 1.45% in 2004 and its return on average equity was 18.8% as compared to 18.7% in 2004. The Company’s performance reflects continuing solid levels of profitability and credit quality as well as the benefits of growth in corporate lending and fee-based business lines.

In comparison to 2004, the Company’s net income benefited from growth in interest-earning asset levels of $210.1 million, which generated higher tax equivalent net interest income of $5.6 million, lower provisions for loan losses of $4.0 million, and increased fee-based revenue of $5.4 million. Partially offsetting these benefits were $3.3 million in security losses, $2.4 million in higher noninterest expense, lower income generated from the disposition of assets, and a higher effective tax rate. The Company’s overall profitability continues to benefit from strong earnings, reflecting improving net interest income and noninterest income, solid credit quality, cost control, and efficient use of capital.

The Company’s total loans as of December 31, 2005 increased 4.1% to $4.3 billion, an increase of $170.9 million as compared to December 31, 2004, as growth in corporate and real estate 1-4 family lending offset declines in consumer lending. Corporate lending, representing commercial and industrial, real estate commercial, real estate construction, and agricultural lending categories, increased 8.2% from December 31, 2004.

Total average deposits for 2005 were $5.1 billion, an increase of 3.8% as compared to 2004, largely as the result of a 15.9% increase in average time deposits. Average time deposits for 2005 in comparison to 2004 reflect the combined impact of targeted sales promotion and higher levels of brokered deposits. The increase in time deposit balances was partially offset by decreases in savings, NOW, and money market balances as consumer preferences changed in response to the higher level of interest rates and time deposit promotion.

Nonperforming assets as of December 31, 2005 totaled $14.9 million, down 35.2% from $22.9 million as of December 31, 2004. As of December 31, 2005, nonperforming assets, including foreclosed real estate, represented 0.35% of loans plus foreclosed real estate as compared to 0.55% as of December 31, 2004 and near the Company’s historical low of 0.34% as of June 30, 2005. Loans past due 90 days and still accruing totaled $9.0 million as of December 31, 2005, down from $10.4 million as of September 30, 2005 and up from $2.7 million as of December 31, 2004. The 2005 increase in loans past due 90 days primarily resulted from the transfer of a $3.6 million loan in the process of collection to accruing status and a single $1.2 million past due loan, which is fully secured by cash.

Net charge-offs for 2005 totaled $9.3 million, or 0.22% of average loans. In comparison to full year 2004, net charge-offs declined by $3.4 million, or 26.6%. As of December 31, 2005, the reserve for loan losses stood at 1.31% of total loans as compared to 1.37% as of December 31, 2004.

Net losses realized from the Company’s securities portfolio totaled $3.3 million in 2005. During the first quarter of 2005, the Company responded to changing market conditions and its continued expectation for higher interest rates by selling $23.0 million in municipal securities and $26.7 million in collateralized mortgage obligations, resulting in a gain of $2.6 million. Security proceeds were reinvested in shorter-term mortgage-backed securities. In December 2005, the Company announced its intent to sell approximately $212.0 million of under-performing mortgage-backed securities, representing 9.0% of the Company’s total securities portfolio. As a result of this action, the Company realized approximately $6.2 million of pre-tax security losses in fourth quarter 2005. As of December 31, 2005, 55.4% of the projected sales of securities had been completed, and the proceeds were reinvested in longer-term municipal securities. The remaining $94.5 million of targeted sales were completed in January 2006 with the proceeds used to temporarily reduce short-term borrowings. $377,000 in security gains was recognized in January 2006 relating to these sales. The proceeds may subsequently be used to acquire higher interest-yielding assets as market conditions warrant.

2004 Compared with 2003

The Company’s net income for 2004 increased 7.6% on a per diluted share basis to $99.1 million, or $2.12 per diluted share, from net income of $92.8 million, or $1.97 per diluted share, in 2003.

In 2004, the Company’s return on average assets was 1.45% as compared to 1.50% in 2003 and its return on average equity was 18.7% as compared to 18.3% in 2003. In comparison to 2003, the Company’s net income benefited from $612.8 million higher interest-earning asset levels, which generated higher tax equivalent net interest income of $18.9 million, $5.2 million higher net realized security gains, $3.4 million lower losses resulting from extinguishment of debt, and improved fee revenue. Partially offsetting these benefits were $2.1 million in higher provisions for loan losses, $13.9 million in higher noninterest expense, and lower income generated from the disposition of assets.

The Company’s total loans of $4.1 billion at December 31, 2004 increased 1.9% from December 31, 2003. 2004 growth was influenced by two separate asset deployment decisions. During the fourth quarter 2004, the Company converted $74.2 million of its 1-4 family residential mortgages into an investment security. During 2004, indirect consumer loans declined $60.7 million, reflecting the Company’s decision in 2004 to cease the origination of new volumes from this marginally profitable business line. Excluding both 1-4 family residential loans and indirect consumer loans, the Company’s total loans would have increased 6.0% as commercial, agricultural, real estate commercial, and home equity consumer loan categories all grew. Commercial loans outstanding as of December 31, 2004 increased by 8.9% compared to December 31, 2003. Consumer home equity loans increased 10.9% from December 31, 2003, reflecting sales success and targeted promotion.

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

Business Outlook

The synergies created by the Company’s 2005 activities put the Company in a strong position to continue its forward momentum in 2006. The Company’s efforts in fourth quarter 2005 to modestly restructure the securities portfolio, tightly manage credit risk, and rationalize staffing costs, combined with favorable trends in deposit, corporate loans, and fee-based business lines, should benefit 2006 performance. In 2006, the Company will work to balance these benefits with the challenges of a flat interest rate yield curve that offers little prospect of reversing in the near term and a competitive response in the marketplace that remains vigorous.

2006 performance will be impacted by the expensing of stock options and the anticipated acquisition of Bank Calumet early in the second quarter of 2006. The Company is especially encouraged by the values inherent in the Bank Calumet franchise represented by a strong depository base coupled with a marketplace that has strong loan expansion potential. The Company expects 2006 earnings to be in the range of $2.42 to $2.50 per diluted share, including the estimated impact of the acquisition of Bank Calumet.

The Company feels that it is well positioned for continued performance improvement because it operates in strong markets with favorable business fundamentals. The Company expects continued expansion in the markets it serves, which should generate a greater demand for the Company’s products and services. The competition for bank products and services continues to intensify in the Chicago metropolitan area as banks headquartered both within and outside of Chicago have announced aggressive expansion plans. The Company continues to believe it can compete successfully because of the high quality of its products and services, its unique relationship-based approach to banking, and its knowledge of and connections to the communities it serves.

Overall 2006 performance is expected to benefit from increased net interest income due to higher interest-earning asset levels funded by deposit acquisition and increased fee-based revenue. Interest-earning asset improvement should result from improved loan demand due to favorable trends in corporate lending and targeted pricing and promotion of home equity lending. These benefits are likely to be offset by expected increases in noninterest expense.

Net interest margin is anticipated to remain under short-term pressure given the prolonged, flattened interest rate yield curve and the Company’s expectation of increasing interest rates. In this environment, net interest margin pressure would result from a narrowing spread between repricing asset yields and deposit and borrowing costs. The Company’s actual net interest margin performance will depend upon a number of factors, such as the growth in interest-earning assets, the Company’s mix of assets and liabilities, the pace and timing of changes in interest rates, and the shape of the yield curve.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income represents the difference between interest income and fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are presented in Notes 1, 5, and 11 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. The effect of such adjustment is presented in the following table:

Table 1

Effect of Tax Equivalent Adjustment

(Dollar amounts in thousands)

				% Change
	2005	2004	2003	2005-2004	2004-2003
Net interest income	$235,850	$228,864	$209,754	3.1	9.1
Tax equivalent adjustment	16,080	17,440	17,642	(7.8)	(1.1)

Tax equivalent net interest income	$251,930	$246,304	$227,396	2.3	8.3

Tax equivalent net interest income in 2005 increased 2.3% in comparison to 2004 primarily due to growth in interest-earning assets. The benefits of this growth were partially offset by a lower net interest margin, which fell 4 basis points from 3.91% in 2004 to 3.87% in 2005. The decrease in net interest margin reflects the combined impact of the flat interest rate curve on interest-earning asset yields and increasing liability costs as the deposit mix shifted in response to higher interest rates and competitive pricing.

Tax equivalent net interest income in 2004 increased 8.3% from 2003 primarily as a result of growth in interest-earning assets acquired as part of the CoVest Acquisition. This increase was partially offset by lower net interest margins. Margin contraction of 8 basis points in 2004 resulted primarily from the repricing of earning assets in the low interest rate environment and the acceleration of cash flows due to refinance-related prepayments on mortgage-backed securities.

Table 2 summarizes the Company’s average interest-earning assets and funding sources over the last three years, as well as interest income and interest expense related to each category of assets and funding sources and the yield earned and rates paid on each. The table also shows the trend in net interest margin on a quarterly basis for 2005 and 2004, including the tax equivalent yields on earning assets and rates paid on interest-bearing liabilities. Table 3 analyzes the changes in interest income, interest expense, and net interest income that result from changes in the volumes of earning assets and funding sources, as well as fluctuations in interest rates.

Tax equivalent interest income was $382.8 million in 2005 as compared to $332.8 million in 2004 and $308.7 million in 2003. Of the $50.0 million increase in tax equivalent interest income in 2005 as compared to 2004, $40.4 million was attributable to comparatively higher interest rate levels, and $9.6 million was attributable to higher average interest-earning assets. Average interest-earning assets for 2005 increased by $210.1 million to $6.5 billion as compared to $6.3 billion in 2004. The 2005 increase included a $160.9 million increase in average securities balances and a $71.7 million increase in average loan balances.

Interest expense increased by $44.4 million to $130.9 million in 2005 as compared to $86.5 million in 2004, following a $5.2 million increase from $81.3 million in 2003. The 2005 increase was comprised of a $39.2 million increase attributable to increases in interest rates, and $5.2 million increase attributable to increased balances of average interest-bearing liabilities.

The Company’s improved interest income in 2004 from 2003 primarily resulted from higher average loans outstanding due to the CoVest Acquisition and improved sales activity. Average interest-earning assets for 2004 increased $612.8 million, or 10.8%, to $6.3 billion as compared to $5.7 billion in 2003, largely as a result of assets acquired in the CoVest Acquisition. The growth in volume increased 2004’s interest income by $33.8 million. This increase was partially offset by a reduction in rates received that reduced interest income by $9.8 million. Average interest-bearing liabilities for 2004 increased by $557.0 million, or 11.6%, to $5.4 billion, due in large part to the CoVest Acquisition, including the $125 million issuance of trust preferred securities to fund the acquisition.

Table 2

Net Interest Income and Margin Analysis

(Dollar amounts in thousands)

	2005			2004			2003
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets:
Interest-bearing deposits with banks	$1,385	$40	2.89	$6,090	$96	1.58	$3,925	$36	0.92
Federal funds sold and securities purchased under agreements to resell	1,284	56	4.36	18,413	237	1.29	9,515	114	1.20
Mortgages held for sale	5,248	275	5.24	5,841	300	5.14	16,932	932	5.50
Securities:
Available for sale - taxable	1,587,973	68,643	4.32	1,412,866	57,163	4.05	1,466,925	56,077	3.82
Available for sale - nontaxable (1)	643,422	42,620	6.62	658,998	45,795	6.95	656,624	46,307	7.05
Held to maturity - taxable	10,644	427	4.01	11,826	439	3.71	13,378	831	6.21
Held to maturity - nontaxable (1)	52,611	3,392	6.45	50,079	3,280	6.55	61,157	4,010	6.56

Total securities	2,294,650	115,082	5.02	2,133,769	106,677	5.00	2,198,084	107,225	4.88
Loans (1)(2):
Commercial and industrial	1,184,404	73,744	6.23	1,108,816	57,254	5.16	962,957	51,724	5.37
Agricultural	117,544	6,988	5.95	100,232	4,494	4.48	85,869	4,036	4.70
Real estate - commercial	1,586,757	100,941	6.36	1,446,441	82,017	5.67	1,022,405	62,307	6.09
Real estate - construction	414,166	30,376	7.33	438,158	22,368	5.11	378,730	19,061	5.03
Consumer	792,517	48,185	6.08	894,362	50,097	5.60	890,872	55,547	6.24
Real estate - 1-4 family	119,362	7,093	5.94	155,058	9,242	5.96	125,044	7,727	6.18

Total loans	4,214,750	267,327	6.34	4,143,067	225,472	5.44	3,465,877	200,402	5.78

Total interest-earning assets (1)(2)	6,517,317	382,780	5.87	6,307,180	332,782	5.28	5,694,333	308,709	5.42

Cash and due from banks	148,731			176,216			176,235
Reserve for loan losses	(56,842)			(57,243)			(49,182)
Other assets	433,464			434,092			378,277

Total assets	$7,042,670			$6,860,245			$6,199,663

Liabilities and Stockholders’ Equity:
Savings deposits	$615,324	4,025	0.65	$646,214	4,305	0.67	$498,798	2,489	0.50
NOW accounts	893,706	10,706	1.20	921,635	7,549	0.82	813,993	7,089	0.87
Money market deposits	672,411	13,690	2.04	732,456	9,083	1.24	616,868	7,850	1.27

Total interest-bearing transactional deposits	2,181,441	28,421	1.30	2,300,305	20,937	0.91	1,929,659	17,428	0.90
Time deposits	1,965,710	58,254	2.96	1,696,358	36,495	2.15	1,599,761	38,844	2.43

Total interest-bearing deposits	4,147,151	86,675	2.09	3,996,663	57,432	1.44	3,529,420	56,272	1.59
Borrowed funds	1,235,205	35,834	2.90	1,253,419	20,980	1.67	1,276,616	23,962	1.88
Junior subordinated debentures	130,377	8,341	6.40	128,454	8,066	6.28	15,515	1,079	6.95

Total interest-bearing liabilities	5,512,733	130,850	2.37	5,378,536	86,478	1.61	4,821,551	81,313	1.69

Demand deposits	931,711			894,093			806,777
Other liabilities	59,711			56,895			63,755
Stockholders’ equity	538,515			530,721			507,580

Total liabilities and stockholders’ equity	$7,042,670			$6,860,245			$6,199,663

Net interest income/margin (1)		$251,930	3.87		$246,304	3.91		$227,396	3.99

Quarterly Net Interest Margin Trend

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets	6.20%	5.95%	5.79%	5.53%	5.42%	5.30%	5.10%	5.29%
Rates paid on interest-bearing liabilities	2.86%	2.44%	2.19%	1.96%	1.76%	1.64%	1.50%	1.54%
Net interest margin (1)	3.79%	3.88%	3.93%	3.87%	3.94%	3.90%	3.81%	3.97%

(1)	Interest income and yields are presented on a tax equivalent basis, assuming a federal tax rate of 35%.
(2)	Loans on a nonaccrual basis for the recognition of interest income totaled $12.0 million as of December 31, 2005, $19.2 million as of December 31, 2004, and $23.1 million as of December 31, 2003 and are included in loans for purposes of this analysis.

Table 3

Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)

(Dollar amounts in thousands)

	2005 as compared to 2004			2004 compared to 2003
	Volume	Rate	Total	Volume	Rate	Total
Interest-bearing deposits with banks	$691	$(747)	$(56)	$26	$34	$60
Securities:
Federal funds sold and securities purchased under agreements to resell	115	(296)	(181)	114	9	123
Mortgages held for sale	(31)	6	(25)	(574)	(58)	(632)
Securities:
Available for sale - taxable	7,397	4,083	11,480	(1,861)	2,947	1,086
Available for sale - nontaxable (2)	(1,065)	(2,110)	(3,175)	168	(680)	(512)
Held to maturity - taxable	(59)	47	(12)	(88)	(304)	(392)
Held to maturity - nontaxable (2)	162	(50)	112	(726)	(4)	(730)

Total securities	6,435	1,970	8,405	(2,507)	1,959	(548)
Loans (2):
Commercial and industrial	4,103	12,387	16,490	7,427	(1,897)	5,530
Agricultural	864	1,630	2,494	632	(174)	458
Real estate - commercial	8,386	10,538	18,924	23,682	(3,972)	19,710
Real estate - construction	(1,148)	9,156	8,008	3,030	277	3,307
Consumer	(7,655)	5,743	(1,912)	219	(5,669)	(5,450)
Real estate - 1-4 family	(2,121)	(28)	(2,149)	1,778	(263)	1,515

Total loans	2,429	39,426	41,855	36,768	(11,698)	25,070

Total interest income (2)	9,639	40,359	49,998	33,827	(9,754)	24,073

Savings deposits	(203)	(77)	(280)	851	965	1,816
NOW accounts	(222)	3,379	3,157	837	(377)	460
Money market deposits	(675)	5,282	4,607	1,427	(194)	1,233

Total interest-bearing transactional deposits	(1,100)	8,584	7,484	3,115	394	3,509
Time deposits	6,443	15,316	21,759	2,646	(4,995)	(2,349)

Total interest-bearing deposits	5,343	23,900	29,243	5,761	(4,601)	1,160
Borrowed funds	(300)	15,154	14,854	(428)	(2,554)	(2,982)
Junior subordinated debentures	122	153	275	7,082	(95)	6,987

Total interest expense	5,165	39,207	44,372	12,415	(7,250)	5,165

Net interest income (2)	$4,474	$1,152	$5,626	$21,412	$(2,504)	$18,908

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.
(2)	Interest income is presented on a tax equivalent basis, assuming a federal tax rate of 35%.

The Company’s tax equivalent net interest margin was 3.87% in 2005 as compared to 3.91% in 2004 and 3.99% in 2003. The 2005 decrease reflected the impact of the flattening interest rate yield curve on longer-term asset yields as well as the shift of customer balances from lower-costing transaction accounts to higher-costing time deposits, as consumer preferences adjusted to the increasing level of shorter-term interest rates and competitive pricing over this period. This impact was partially offset by a $2.7 million contribution to net interest income and to net interest margin resulting from the return to accruing status of a $3.6 million nonperforming real estate construction loan during the second half of 2005. This loan returned to accruing status as the Company expects ongoing remediation efforts to result in recoveries in excess of recorded principal by the end of first quarter 2006, with the amount of such excess recoveries recorded as interest income. The loan was included in loans past due 90 days and still accruing interest as of December 31, 2005.

Net interest margin for fourth quarter 2005 was 3.79%, down from 3.88% for third quarter 2005 and 3.93% for second quarter 2005. The decreases from second quarter 2005 to third quarter 2005 and from third quarter 2005 to fourth quarter

2005 reflect the combined impact of the flat interest rate curve on interest-earning asset yields and increasing liability costs as the deposit mix shifted in response to higher interest rates and competitive pricing. Net interest margin for second quarter 2005 increased 6 basis points from 3.87% for first quarter 2005. This increase reflected the positive impact of comparatively higher shorter-term interest rates on loan yields and the lagging effects on repricing deposit costs, both of which were offset, in part, by the impact of a flattening yield curve on longer-term asset yields.

Net interest margin in 2004 decreased as interest-earning assets repriced more quickly than interest-bearing liabilities during the continued low interest rate environment. The average yield earned on interest-earning assets decreased by 14 basis points in 2004, while the average rate paid on interest-bearing liabilities decreased by 8 basis points. Net interest margin for the fourth quarter of 2004 was 3.94%, an improvement from third quarter 2004’s 3.90% and second quarter 2004’s 3.81%. This linked-quarter margin improvement reflects the benefit of rising short-term interest rates, which increased 125 basis points from June 30, 2004 to December 31, 2004. In addition, linked-quarter performance benefited from higher security yields as mortgage-related prepayment speeds slowed. Net interest margin declined during the first half of 2004 as a greater volume of interest-earning assets began to reprice during that period of continued low interest rates. In part, the speed of this decline was accelerated as a result of the impact of refinance-related prepayments on mortgage-backed securities and certain measures taken by management to better insulate net interest income and margin from the potential of future rising interest rates.

Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-K describes the measures taken and discusses the techniques used to manage the volatility and other factors that affect net interest margin and net interest income.

Noninterest Income

The Company’s noninterest income totaled $74.6 million in 2005, as compared to $79.4 million in 2004. Noninterest income in 2005 included net security losses of $3.3 million, and 2004 noninterest income included both security gains of $8.2 million and losses from the early extinguishment of debt of $2.7 million. As shown in Table 4 below, excluding these transactions, total noninterest income for full year 2005 would have improved 5.6% from 2004.

Other service charges, commissions, and fees increased $2.4 million, or 16.0%, to $17.6 million in 2005 as compared to $15.1 million in 2004. These increases primarily resulted from a $1.3 million increase in merchant fees reflecting the benefits of a change in fee structure. Card-based revenues improved by 10.3%, or $955,000, to $10.2 million in 2005 as compared to $9.3 million in 2004 as more consumers used point-of-sale transactions. Service charges on deposit accounts increased by 4.7%, or $1.4 million, in 2005 from 2004. This improvement in service charges primarily resulted from a $2.8 million increase in fees received on items drawn on customer accounts with insufficient funds and was partially offset by a $1.2 million decrease in service charges on business accounts. Trust and investment management fees increased $705,000, or 5.9%, from 2004 as greater fee revenue was generated primarily as a result of a 6.5% increase in assets under management that generated more fees.

Noninterest income increased $5.2 million to $79.4 million in 2004 from $74.2 million in 2003, largely the result of higher realized security gains and lower debt extinguishment losses. These increases were offset by the absence in 2004 of gains realized from the Company’s 2003 divestiture of its two branches in Streator, Illinois. Excluding these transactions, the Company’s noninterest income would have improved in 2004 to $73.8 million from $72.6 million in 2003. As compared to 2003, increases in service charges on deposit accounts, card-based fees, and trust and investment management fees were offset by a decline in other service charges, commissions, and fees and other income. In 2004, service charges on deposit accounts increased $913,000, primarily benefiting from higher fees received on items drawn on customer accounts with insufficient funds. Card-based revenues improved $916,000 in 2004, reflecting the continuing acceptance of debit card payment as an alternative to cash or check. Compared to 2003, trust and investment management fees improved $1.1 million, or 10.0%, in 2004, as an 8.1% year over year increase in assets under management and strong sales growth and improving equity markets generated greater fee revenue. The $1.0 million decline in other service charges, commissions, and fees reflects the impact of lower mortgage-related commissions, as refinancing activity slowed in 2004.

Nonoperating revenues include net security (losses) gains, net losses on the early extinguishment of debt, and net gains on branch divestitures. For a discussion on net security (losses) gains, refer to the section titled “Investment Portfolio Management.” For a discussion on losses on early extinguishment of debt, refer to the section titled “Funding and Liquidity Management.” In 2003, the Company recognized a $4.6 million gain on the divestiture of two branches in rural, Streator, Illinois. Nonoperating revenues decreased noninterest income by $3.3 million in 2005 and increased noninterest income by $5.6 million in 2004 and $1.6 million in 2003.

Table 4

Noninterest Income Analysis

(Dollar amounts in thousands)

				% Change
	2005	2004	2003	2005-2004	2004-2003
Service charges on deposit accounts	$30,199	$28,837	$27,924	4.7	3.3
Trust and investment management fees	12,593	11,888	10,810	5.9	10.0
Other service charges, commissions, and fees	17,572	15,147	16,187	16.0	(6.4)
Card-based fees (1)	10,207	9,252	8,336	10.3	11.0

Subtotal fee-based revenues	70,571	65,124	63,257	8.4	3.0
Corporate owned life insurance (“COLI”) (2)	5,163	4,939	5,059	4.5	(2.4)
Other income (3)	2,193	3,749	4,256	(41.5)	(11.9)

Subtotal operating revenues	77,927	73,812	72,572	5.6	1.7
Security (losses) gains, net	(3,315)	8,222	2,988	N/M	N/M
Net losses on early extinguishment of debt	—	(2,653)	(6,025)	N/M	N/M
Net gain from branch divestiture	—	—	4,635	N/M	N/M

Total noninterest income	$74,612	$79,381	$74,170	(6.0)	7.0

N/M	– Not meaningful.
(1)	Card-based fees consist of debit and credit card interchange fees charged for processing signature-based transactions as well as various fees charged on both customer and non-customer automated teller machine (“ATM”) and point-of-sale transactions processed through the ATM and point-of-sale networks.
(2)	COLI income represents the increase in cash surrender value (“CSV”) of the policies, net of any premiums paid. The increase in CSV is attributable to earnings credited to the policies, based upon investments made by the insurer. The tax equivalent yield on the COLI was 6.2% at December 31, 2005, 5.2% at December 31, 2004, and 6.1% at December 31, 2003. For a further discussion on the Company’s investment in COLI, see Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.
(3)	Other income consists of various items including safe deposit box rentals, gains on the sales of various assets, and gains or losses resulting from the change in market value of certain deferred compensation plan assets.

Noninterest Expense

Noninterest expense totaled $165.7 million for 2005, an increase of 1.4% as compared to $163.3 million for 2004. Increases in compensation expense, professional services, and merchant card expense were partially offset by a decline in technology and related costs.

Salaries and wages increased to $70.8 million in 2005, an increase of $1.9 million, or 2.8%, from $68.9 million in 2004, reflecting the impact of general merit increases and an $870,000 increase in incentive compensation, partially offset by a $655,000 decrease in certain deferred compensation obligations. Retirement and other employee benefits increased $1.1 million, or 4.6%, to $24.3 million for 2005 as compared to $23.3 million for 2004, resulting from a $487,000 increase in pension and profit sharing expense, a $415,000 increase in employee insurance, and a $110,000 increase in payroll taxes. Merchant card expense for 2005 increased 19.9% from 2004 to $4.8 million as a result of the increase in merchant card fee income referred to above. Professional service fees increased $947,000, or 11.8%, in 2005 as compared to 2004 as a result of higher fees for professional and audit-related services, primarily related to compliance with expanded regulatory and internal control requirements. These increases in expenses were partially offset by a $1.0 million, or 15.0%, reduction in technology and related costs in 2005 as compared to 2004, principally due to more favorable contract terms negotiated with the Company’s external data service provider in third quarter 2004. In addition, other expenses declined $2.0 million in 2005. Included in other expenses were repossession expense, which declined $409,000, and other real estate expense, which declined $341,000 in 2005 as compared to 2004. 2004 noninterest expense included $650,000 in integration costs related to the CoVest Acquisition.

Total noninterest expense for 2004 rose $13.9 million to $163.3 million, an increase of 9.3% from 2003. This increase reflects additional expenses associated with operating the CoVest franchise, including increases of $2.9 million in direct salaries, $1.1 million in net occupancy expense, and $2.1 million in core deposit intangible amortization. The increase in salaries and wages also reflects general merit increases as well as $981,000 in higher expenses for incentive-related compensation programs, which are based on Company performance. Retirement and other employee benefits increased as the number of full-time equivalent employees grew due to the CoVest Acquisition. In addition, pension costs rose by $1.3 million, driven by a decrease in the actuarial assumption for the expected return on plan assets, and employee health care costs increased $1.7 million due to higher claims. Professional service fees rose as a result of higher fees for professional and audit-related services, primarily related to compliance with new SEC requirements regarding internal controls. Advertising and promotion costs also increased in 2004 from 2003 due to an increase in newspaper and print advertising, and merchant card expense increased due to higher volumes. These increases in expenses were partially offset by a decrease in technology and related costs in 2004, principally due to more favorable contract terms negotiated with the Company’s external data service provider.

Table 5

Noninterest Expense Analysis

(Dollar amounts in thousands)

				% Change
	2005	2004	2003	2005-2004	2004-2003
Compensation expense:
Salaries and wages	$70,849	$68,907	$64,736	2.8	6.4
Retirement and other employee benefits	24,330	23,264	19,548	4.6	19.0

Total compensation expense	95,179	92,171	84,284	3.3	9.4

Net occupancy expense	16,618	16,015	14,508	3.8	10.4
Equipment expense	8,555	8,847	7,979	(3.3)	10.9
Technology and related costs	5,677	6,681	8,913	(15.0)	(25.0)
Professional services	8,945	7,998	6,623	11.8	20.8
Advertising and promotions	5,363	5,043	4,563	6.3	10.5
Merchant card expense	4,809	4,012	3,595	19.9	11.6
Other expenses	20,557	22,571	18,987	(8.9)	18.9

Total noninterest expense	$165,703	$163,338	$149,452	1.4	9.3

Average full-time equivalent (FTE) employees.	1,625	1,641	1,540

Efficiency ratio	49.4%	50.1%	48.3%

The efficiency ratio expresses noninterest expense as a percentage of tax equivalent net interest income plus total fees and other income. The Company’s efficiency ratio improved to 49.4% for 2005 from 50.1% for 2004 and 48.3% for 2003. The decrease in the efficiency ratio from 2004 to 2005 was primarily a result of higher revenues. The increase in the efficiency ratio from 2003 to 2004 was due to the 9.3% increase in noninterest expense.

Income Taxes

The Company’s provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 2003 through 2005 are detailed in Table 6.

Table 6

Income Tax Expense Analysis

(Dollar amounts in thousands)

	2005	2004	2003
Income before income tax expense	$135,829	$131,984	$123,667
Income tax expense	$34,452	$32,848	$30,889
Effective income tax rate	25.4%	24.9%	25.0%

The Company’s accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in Notes 1 and 14 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. In accordance with such policies, the Company records income tax expense (benefits) in accordance with SFAS No. 109, “Accounting for Income Taxes”. Pursuant to SFAS No. 109, the Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Net deferred tax assets totaling $15.4 million at December 31, 2005 are recorded in other assets in the accompanying Consolidated Statements of Condition.

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

The 2005 effective income tax rate reflected in the table is comprised of a federal effective tax rate of 25.7% in 2005, 25.1% in 2004, and 24.9% in 2003 and a state effective tax rate of (0.3%) in 2005, (0.2%) in 2004, and 0.1% in 2003.

The federal effective tax rate, and change in that rate, is primarily attributable to the amounts of tax-exempt income derived from investment securities and COLI. The state effective tax rate, and changes in that rate, is dependent upon Illinois and Iowa income tax rules relating to consolidated/combined reporting, sourcing of income and expense, and the amount of tax-exempt income derived from loans, investment securities, and COLI.

For further details regarding the Company’s effective tax rate, refer to Note 14 in “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO MANAGEMENT

The Company manages its investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in interest rates. The following provides a valuation summary of the Company’s investment portfolio.

Table 7

Investment Portfolio Valuation Summary

(Dollar amounts in thousands)

	As of December 31, 2005			As of December 31, 2004			As of December 31, 2003
	Market Value	Amortized Cost	% of Total	Market Value	Amortized Cost	% of Total	Market Value	Amortized Cost	% of Total
Available for Sale
U.S. Treasury securities	$693	$696	—	$—	$—	—	$—	$—	—
U.S. Agency securities	41,349	41,546	1.8	142,022	141,928	6.4	219,404	219,406	9.8
Collateralized mortgage obligations	853,359	866,223	36.8	892,766	898,565	40.3	902,221	901,998	40.2
Other mortgage-backed securities	330,296	334,995	14.2	396,717	393,353	17.7	261,462	255,586	11.4
State and municipal securities	823,561	819,077	34.7	585,000	566,425	25.4	759,780	706,741	31.5
Other securities	237,372	237,258	10.1	162,933	163,057	7.3	86,783	91,848	4.1

Total available for sale	2,286,630	2,299,795	97.6	2,179,438	2,163,328	97.1	2,229,650	2,175,579	97.0

Held to Maturity
U.S. Treasury securities	—	—	—	1,021	1,025	0.1	1,377	1,376	0.1
U.S. Agency securities	—	—	—	448	449	—	176	176	—
State and municipal securities	56,791	56,772	2.4	63,149	63,102	2.8	65,961	65,894	2.9

Total held to maturity	56,791	56,772	2.4	64,618	64,576	2.9	67,514	67,446	3.0

Total securities	$2,343,421	$2,356,567	100.0	$2,244,056	$2,227,904	100.0	$2,297,164	$2,243,025	100.0

	As of December 31, 2005			As of December 31, 2004
	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity
Available for Sale
U.S. Treasury securities	1.23%	1.15	3.80%	—	—	—
U.S. Agency securities	0.47%	0.56	2.96%	0.56%	0.86	3.32%
Collateralized mortgage obligations	2.10%	2.89	4.60%	1.33%	2.02	3.82%
Other mortgage-backed securities	3.57%	5.39	5.16%	3.15%	4.27	5.11%
State and municipal securities	5.16%	8.16	6.52%	5.15%	6.66	6.80%
Other securities	0.20%	5.50	5.42%	0.39%	3.70	4.62%

Total available for sale	3.18%	5.36	5.42%	2.54%	3.69	4.86%

Held to Maturity
U.S. Treasury securities	—	—	—	0.34%	0.34	1.47%
U.S. Agency securities	—	—	—	0.34%	0.34	1.23%
State and municipal securities	0.81%	2.30	6.93%	0.81%	2.30	6.02%

Total held to maturity	0.81%	2.30	6.93%	0.80%	2.26	5.91%

Total securities	3.12%	5.29	5.46%	2.49%	3.65	4.89%

(1)	The effective duration of the portfolio represents the estimated percentage change in the market value of the securities portfolio given a 100 basis point change up or down in the level of interest rates. This measure is used as a gauge of the portfolio’s price volatility at a single point in time and is not intended to be a precise predictor of future market values, as such values will be influenced by a number of factors.
(2)	Average life is presented in years and represents the weighted-average time to receive all future cash flows, using the dollar amount of principal pay downs as the weighting factor.

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

At December 31, 2005, the available for sale securities portfolio totaled $2.29 billion as compared with $2.18 billion at December 31, 2004. The $107.2 million increase in the portfolio from year-end 2004 is primarily the result of security purchases, partially offset by a $29.3 million decrease in the unrealized gain (loss) on available for sale securities. In comparison to 2004, the mix of securities held in the portfolio reflects more longer-term municipal securities and less shorter-term U.S. Agency securities. In the uncertain and evolving interest rate environment, the Company believes these municipal securities should help stabilize its net interest margin and limit future price volatility resulting from changing interest rates, as compared to alternative investment options. The effective duration of the available for sale portfolio increased from 2.54% as of December 31, 2004 to 3.18% as of December 31, 2005, primarily reflecting the impact of an increase in longer-term interest rates on mortgage-backed securities, as well as the increase in longer-term state and municipal securities.

The Company adjusts the size and composition of its securities portfolio according to a number of factors, including expected loan growth, anticipated growth in collateralized public funds on account, and decisions regarding the level of 1-4 family-related asset exposure held on the balance sheet. This exposure represents both direct loans to customers and mortgage-backed securities. In 2005, the Company held total 1-4 family residential loan exposure of $1.3 billion on its balance sheet, $1.2 billion of which was concentrated in the Company’s securities portfolio. Approximately 52% of the Company’s securities portfolio as of December 31, 2005 was comprised of mortgage-backed securities as compared to 59% at year-end 2004 and 52% at year-end 2003. Concentrating this exposure in the securities portfolio reduces the Company’s credit risk, improves liquidity, enables it to better monitor prepayments, and provides greater balance sheet flexibility in exchange for the cost of accepting lower yields. As of December 31, 2005, the combination of the Company’s securities portfolio and 1-4 family residential loan portfolio represented 34.5% of total assets, up from 34.0% at the end of 2004 and down from 35.7% at the end of 2003.

The unrealized loss on the securities available for sale portfolio (representing the difference between the aggregate cost and market value of the portfolio) totaled $13.2 million at December 31, 2005 as compared to an unrealized gain of $16.1 million at December 31, 2004. This balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate market value of the portfolio. The higher level of interest rates existent at the end of 2005 as compared with 2004 caused the portfolio to shift to an unrealized loss position. The decline in net unrealized portfolio appreciation and the decrease in duration from December 31, 2003 to December 31, 2004 reflect the combined impact of the increase in interest rates and changes in portfolio composition.

Net losses realized from the Company’s securities portfolio totaled $3.3 million in 2005. During the first quarter of 2005, the Company responded to changing market conditions and its continued expectation for higher interest rates by selling $23.0 million in municipal securities with an average tax equivalent yield of 7.0% and an average maturity of 12.5 years, resulting in the recognition of securities gains of $1.3 million. With the expectation of increasing interest rates, security proceeds were reinvested in shorter-term mortgage-backed securities. In addition, the Company sold $26.7 million in collateralized mortgage obligations, resulting in a gain of $1.3 million. Proceeds from the securities sold were reinvested in comparable shorter average life securities.

In late fourth quarter 2005, in response to existing and expected market conditions, the Company decided to sell approximately $212.0 million of under-performing mortgage-backed securities, representing 9.0% of the Company’s total securities portfolio. As a result of this action, the Company realized approximately $6.2 million of pre-tax security losses in fourth quarter 2005. As of December 31, 2005, 55.4% of the projected sales of securities had been completed, and the proceeds were reinvested in longer-term municipal securities. The remaining proceeds generated from sales in early 2006 are expected to reduce short-term borrowings and to acquire higher interest-yielding assets as market conditions warrant.

Net gains realized from the Company’s securities portfolio totaled $8.2 million in 2004. During 2004, the Company responded to changing market conditions and its expectation for higher interest rates by selling $141.7 million in higher-yielding, longer-term municipal securities, which resulted in the recognition of security gains totaling $9.5 million. Security proceeds were then reinvested in collateralized mortgage obligations with a comparatively lower duration. Realized gains from sales of securities during 2004 were partially offset by a $5.4 million other-than-temporary impairment the Company was required to recognize during third quarter 2004 on a single, Federal National Mortgage Association preferred stock issuance.

Table 8

Repricing Distribution and Portfolio Yields

(Dollar amounts in thousands)

	As of December 31, 2005
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available for Sale
U.S. Treasury securities	$696	3.80%	$—	—	$—	—	$—	—
U.S. Agency securities (1)	31,648	2.66%	9,898	3.90%	—	—	—	—
Collateralized mortgage obligations (2)	214,905	4.62%	460,183	4.49%	183,189	4.84%	$7,946	4.50%
Other mortgage-backed securities (2)	59,472	5.43%	168,536	4.96%	61,506	5.33%	45,481	5.28%
State and municipal securities (3)	2,036	9.44%	194,693	7.18%	239,097	6.18%	383,251	6.34%
Other securities (4)	227,381	5.40%	—	—	9,830	6.00%	47	—

Total available for sale	536,138	4.94%	833,310	5.21%	493,622	5.57%	436,725	6.20%

Held to Maturity
State and municipal securities (3)	18,787	7.26%	24,139	7.14%	2,598	6.07%	11,248	6.10%

Total held to maturity	18,787	7.26%	24,139	7.14%	2,598	6.07%	11,248	6.10%

Total securities	$554,925	5.02%	$857,449	5.26%	$496,220	5.58%	$447,973	6.19%

(1)	Yields on U.S. Agency securities are reflected on a tax equivalent basis, assuming a state tax rate of 5.1%.
(2)	The repricing distributions and yields to maturity of mortgage-backed securities are based upon estimated future cash flows and prepayments. Actual repricings and yields of the securities may differ from those reflected in the table depending upon actual interest rates and prepayment speeds.
(3)	Yields on state and municipal securities are reflected on a tax equivalent basis, assuming a federal tax rate of 35%. The maturity date of state and municipal bonds is based on contractual maturity, unless the bond, based on current market prices, is deemed to have a high probability that the call will be exercised, in which case the call date is used as the maturity date.
(4)	Yields on other securities are reflected on a tax equivalent basis, assuming a federal tax rate of 35%. The maturity of government agency stocks is based on management’s judgment of repricing characteristics or final maturity. The maturity date of other securities is based on contractual maturity or repricing characteristics.

LOAN PORTFOLIO AND CREDIT QUALITY

The Company’s principal source of revenue arises from lending activities, primarily represented by interest income and, to a lesser extent, from loan origination and commitment fees (net of related costs). The accounting policies underlying the recording of loans in the Consolidated Statements of Condition and the recognition and/or deferral of interest income and fees (net of costs) arising from lending activities are included in Notes 1 and 4 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Portfolio Management and Composition

The Company’s portfolio is comprised of both corporate and consumer loans, with corporate loans representing approximately 80% of total loans outstanding. The corporate loan component represents commercial and industrial, agricultural, real estate commercial, and real estate construction lending categories. The Company seeks to balance its corporate loan portfolio among loan categories as well as by industry segment, subject to internal policy limits and as influenced by market and economic conditions. The Company seeks to maintain a diversified portfolio of both corporate and consumer loans to minimize its exposure to any particular industry or any segment of the economy.

The Company concentrates its lending activities in the geographic areas it serves. Consistent with the Company’s emphasis on relationship banking, most of these credits represent core, multi-relationship customers of the Company. The customers usually maintain deposit relationships and utilize other Company banking services, such as cash management or trust services.

The Company seeks to reduce its credit risk by limiting its exposure to any one borrower. Although the Company’s legal lending limit approximates $152.9 million, the largest loan balance to a single borrower at year-end 2005 was $19.9 million, and only 25 borrowers had aggregate loan balances outstanding in excess of $10 million. In terms of overall commitments to extend credit, the Company’s largest exposure to a single borrower as of December 31, 2005 was $29.2 million and to a group of related companies comprising a single relationship was $37.0 million. The Company had only 25 credits in the portfolio where total commitments to extend credit to a single borrower relationship exceeded $20 million as of December 31, 2005.

Table 9

Loan Portfolio

(Dollar amounts in thousands)

	As of December 31,
	2005	% of Total	2004	% of Total	2003	% of Total	2002	% of Total	2001	% of Total
Commercial and industrial	$1,161,660	27.0	$1,146,168	27.7	$1,052,117	25.9	$897,845	26.4	$827,281	24.5
Agricultural	131,689	3.1	107,059	2.6	94,983	2.3	91,381	2.7	87,188	2.6
Real estate - commercial	1,729,009	40.2	1,493,855	36.1	1,393,420	34.3	1,019,989	29.9	998,857	29.6
Real estate – construction	413,286	9.5	427,248	10.4	453,429	11.2	344,509	10.1	314,993	9.4

Subtotal – corporate loans	3,435,644	79.8	3,174,330	76.8	2,993,949	73.7	2,353,724	69.1	2,228,319	66.1

Direct installment, net	65,449	1.5	71,986	1.7	88,147	2.2	96,807	2.8	110,365	3.3
Home equity	504,593	11.7	504,705	12.2	455,014	11.2	407,241	11.9	385,576	11.4
Indirect installment, net	157,219	3.7	291,745	7.1	352,427	8.7	410,772	12.1	451,305	13.4
Real estate – 1-4 family	143,286	3.3	92,512	2.2	170,245	4.2	138,302	4.1	196,741	5.8

Subtotal – consumer loans	870,547	20.2	960,948	23.2	1,065,833	26.3	1,053,122	30.9	1,143,987	33.9

Total	$4,306,191	100.0	$4,135,278	100.0	$4,059,782	100.0	$3,406,846	100.0	$3,372,306	100.0

Growth vs. prior year–end	4.1%		1.9%		19.2%		1.0%		4.3%

The Company’s total loans as of December 31, 2005 increased 4.1% to $4.3 billion, an increase of $170.9 million as compared to $4.1 billion as of December 31, 2004 as increases in corporate lending and real estate 1-4 family loans offset declines in direct and indirect installment loans. Corporate loan balances as of December 31, 2005 increased 8.2% as compared to December 31, 2004, primarily due to growth in commercial and real estate commercial lending resulting from continuing sales efforts producing growth in both loans to existing customers and new customer relationships.

The Company’s total loans at December 31, 2004 increased 1.9% from December 31, 2003, as increases in corporate lending offset decreases in consumer loans. Corporate loan balances as of December 31, 2004 increased by 6.0% from year-end

2003, primarily due to continued increases in commercial, agricultural, and real estate commercial lending. The increase in commercial and real estate commercial loans reflects the impact of continuing sales efforts and customers drawing upon existing lines of credit, while real estate construction loans declined by 5.8% as certain loans matured.

Corporate Loans

As of December 31, 2005, corporate loans represented 79.8% of total loans outstanding as compared to 76.8% at December 31, 2004 and 73.7% at December 31, 2003. In 2005, the percentage of corporate loans to total loans grew as a result of strong real estate commercial lending activity, as well as declining indirect and direct consumer loan balances. Real estate commercial and construction lending has always been an area of focus for the Company. Because of the strength of the suburban Chicago real estate market over the past several years, real estate commercial and construction lending grew to a combined 49.7% of the Company’s total loans as of December 31, 2005. The combination of seasoned, long-time borrowers, experienced senior lending officers, management’s focus on market fundamentals, and a rigorous underwriting process are believed to give the Company a competitive market advantage. The Company believes these factors and a balanced exposure to any particular industry segment reduce the Company’s exposure to loss.

Real estate commercial loans consist of residential development loans, multi-unit residential mortgages, and real estate commercial mortgages. Lessors of commercial real estate comprise approximately 27% of the Company’s real estate commercial loans. These loans represent various types of commercial properties, including industrial buildings, office buildings, retail shopping centers, and other business-related activities. Another 20% of the Company’s real estate commercial loans represent multi-family loans made to real estate companies and to individual investors to finance or refinance apartment buildings. These apartment buildings are primarily concentrated in the metropolitan Chicago area and typically range in size from five units up to twenty-four units, although larger projects may range up to 100 units or more. The Company believes that this type of lending helps diversify its already strong commercial and real estate development platform and represents an opportunity for growth.

Real estate construction loans are primarily single-family and multi-family residential and non-residential projects located in the Company’s primary markets. Real estate construction loans are a profitable line of lending for the Company due to the higher level of interest rates and fees earned on such loans as compared to other loan categories and the Company’s favorable loss experience on these loans.

Table 10 specifies the Company’s corporate loan portfolio, including commercial and industrial loans, by industry segment and illustrates the diversity of its loan portfolio. Table 11 summarizes the loan portfolio’s maturities and interest rate sensitivity.

Consumer Loans

As of December 31, 2005, consumer loans represented 20.2% of total loans outstanding as compared to 23.2% at December 31, 2004 and 26.3% at December 31, 2003. The decline in consumer loans as a percentage of total loans is largely influenced by lower indirect consumer loans, reflecting the Company’s decision in 2004 to cease the origination of new volumes from this marginally profitable business line. The home equity category represents the single largest portion of the consumer portfolio, consisting mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. As a general rule, loan to collateral value ratios for these credits range from 70% to 90%, with 90% of home equity loans having a loan to collateral value ratio of 90% or less.

Consumer loan balances as of December 31, 2005 decreased 9.4% from December 31, 2004 following a decrease of 9.8% during 2004, primarily reflecting a decrease in indirect installment loans offset by an increase in real estate 1-4 family lending. Indirect consumer lending declined by 46.1%, as payments received on existing loans were not replaced with new volumes. Real estate 1-4 family loans increased by $50.8 million, or 54.9%, from year-end 2004 as the Company elected to retain in its loan portfolio certain mortgage loans originated through established community reinvestment programs or loans that have met certain other lending criteria. As previously discussed in the section titled “Investment Portfolio Management,” the Company also has exposure to 1-4 family real estate embedded in its securities portfolio, as these assets tend to be longer in duration and have similar risk characteristics.

The decline in consumer loan balances in 2004 resulted from two asset redeployment decisions elected by management. First, the Company converted $74.2 million of certain 1-4 family residential mortgages into an investment security during the fourth quarter of 2004. Second, the Company exited its marginally profitable indirect consumer lending business, resulting in a year-over-year $60.7 million reduction of loans outstanding from December 31, 2003. This decline was partially offset in 2004 by increased home equity line sales activity, resulting from pricing and promotional activities.

Distribution of Corporate Loans By Industry

Table 10 summarizes the Company’s ten most significant industry segments for the corporate loan portfolio as of December 31, 2005, 2004, and 2003. These categories are based upon the nature of the borrower’s ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a borrower’s underlying business activity changes, classification differences between periods will arise. As a result, the Company periodically reassesses and adjusts industry classifications. The Company believes its loan portfolio is diversified across industries and market segments.

Table 10

Corporate Loan Portfolio by Industry Segment (1)

(Dollar amounts in thousands)

	As of December 31,
	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lessors of real estate commercial	$461,656	13.5	$503,383	15.8	$458,668	15.3
Lessors of multifamily residential	341,273	9.9	297,567	9.4	325,798	10.9
Wholesaler trade	231,331	6.7	172,784	5.4	163,499	5.4
Residential building construction	226,495	6.6	228,364	7.2	190,915	6.4
Manufacturing trade	212,607	6.2	237,933	7.5	213,627	7.1
Land subdivision and land development	205,131	6.0	184,529	5.8	140,407	4.7
Retailer trade	191,600	5.6	184,167	5.8	163,950	5.5
Agriculture, forestry, fishing, and hunting	169,148	4.9	150,056	4.7	137,239	4.6
Heavy construction and trade contractors	117,093	3.4	132,430	4.2	138,410	4.6
Nonresidential building construction	73,336	2.1	83,585	2.6	115,622	3.9

Subtotal	2,229,670	64.9	2,174,798	68.4	2,048,135	68.4
All other segments	1,205,974	35.1	999,532	31.6	945,814	31.6

Total	$3,435,644	100.0	$3,174,330	100.0	$2,993,949	100.0

(1)	Classified pursuant to the North American Industrial Classification System standard industry descriptions.

Maturity and Interest Rate Sensitivity of Corporate Loans

Table 11 summarizes the maturity distribution of the Company’s corporate loan portfolio as of December 31, 2005 as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 11

Maturities and Sensitivities of Corporate Loans to Changes in Interest Rates

(Dollar amounts in thousands)

	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial, industrial, and agricultural	$808,884	$446,175	$38,290	$1,293,349
Real estate - commercial	429,891	1,095,329	203,789	1,729,009
Real estate - construction	302,158	111,128	—	413,286

Total	$1,540,933	$1,652,632	$242,079	$3,435,644

Loans maturing after one year:
Predetermined (fixed) interest rates		$1,006,430	$87,251
Floating interest rates		646,202	154,828

Total		$1,652,632	$242,079

Credit Quality Management and Reserve for Loan Losses

In addition to portfolio diversification, the Company has established a system of internal controls to mitigate credit risk, including standard lending and credit policies, underwriting criteria and collateral safeguards. The Company monitors and implements its formal credit policies and procedures and regularly evaluates trends, collectibility, and collateral protection within the loan portfolio. The Company’s policy and procedures are regularly reviewed and modified in order to manage risk as conditions change and new credit products are offered.

The Company’s credit administration policies include a comprehensive loan rating system. The performance standard of the Company’s internal loan review staff is to annually review at least 70% of the balance of all corporate loans and all new loans in excess of $1 million. Account officers are responsible for monitoring their customer relationships and determining changes in the loan ratings on credits they monitor. The Company believes that any significant change in the overall quality of the loan portfolio will be reflected in the cumulative effect of changes to these loan ratings.

In addition, the Company’s senior managers actively review those loans that require some form of remediation. These loans are reviewed quarterly, and action plans are developed to either remedy any emerging problem loans or to remove any such loans from the portfolio. Certain loans may also be reviewed by senior executive officers, including the Chief Executive Officer and the Chief Credit Officer. During times of economic downturns, the Company has increased the frequency of these reviews.

The Company also maintains a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates. Management evaluates the sufficiency of the reserve for loan losses based upon the combined total of the specific, historical loss, and general components. Management believes that the reserve for loan losses of $56.4 million is adequate to absorb credit losses inherent in the loan portfolio at December 31, 2005.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are discussed in Notes 1 and 5 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Table 12

Reserve for Loan Losses and

Summary of Loan Loss Experience

(Dollar amounts in thousands)

	Years ended December 31,
	2005	2004	2003	2002	2001
Change in reserve for loan losses:
Balance at beginning of year	$56,718	$56,404	$47,929	$47,745	$45,093
Loans charged-off:
Commercial and industrial	(4,762)	(7,741)	(3,941)	(4,967)	(4,620)
Agricultural	—	(18)	(5)	(1,283)	(104)
Real estate - commercial	(1,172)	(1,543)	(317)	(591)	(3,119)
Real estate - construction	—	(355)	(750)	(1,123)	—
Consumer	(4,931)	(5,311)	(6,954)	(10,126)	(11,363)
Real estate - 1-4 family	(96)	(113)	(138)	(87)	(124)

Total loans charged-off	(10,961)	(15,081)	(12,105)	(18,177)	(19,330)

Recoveries on loans previously charged-off:
Commercial and industrial	569	699	547	339	363
Agricultural	—	2	1	22	1
Real estate - commercial	5	173	93	21	—
Real estate - construction	—	—	506	—	—
Consumer	1,132	1,593	1,408	2,569	2,534
Real estate - 1-4 family	—	5	—	—	—

Total recoveries on loans previously charged-off	1,706	2,472	2,555	2,951	2,898

Net loans charged-off	(9,255)	(12,609)	(9,550)	(15,226)	(16,432)
Provisions charged to operating expense	8,930	12,923	10,805	15,410	19,084
Reserve of acquired bank	—	—	7,220	—	—

Balance at end of year	$56,393	$56,718	$56,404	$47,929	$47,745

Allocation of reserve for loan losses by loan category at December 31(1):
Commercial and industrial	$21,532	$22,065	$18,526	$14,012	$10,886
Agricultural	1,162	1,353	1,297	1,503	1,674
Real estate - commercial	16,538	17,343	15,704	12,390	2,600
Real estate - construction	7,802	5,924	6,286	4,722	1,459
Consumer	8,799	9,653	13,959	14,896	13,399
Real estate - 1-4 family	560	380	632	406	155
Other unallocated	—	—	—	—	17,572

Total	$56,393	$56,718	$56,404	$47,929	$47,745

Reserve as a percent of loans at year-end	1.31%	1.37%	1.39%	1.41%	1.42%

Ratio of net loans charged-off to average loans outstanding for the period	0.22%	0.30%	0.28%	0.45%	0.49%

(1)	In 2003 the reserve assignment methodology was altered to fully allocate all components of the loan loss reserve by category with 2002 data being restated to reflect this change. For 2001, the “other” component of the reserve represented that portion of the reserve based upon general factors, including recent net charge-off experience as well as economic and business conditions, but not allocated by category.

As of December 31, 2005, the Company’s reserve for loan losses totaled $56.4 million as compared to $56.7 million as of December 31, 2004 and $56.4 million as of December 31, 2003. The ratio of reserve for loan losses to total loans at year-end 2005 was 1.31%, down from 1.37% at year-end 2004 and 1.39% at the end of 2003. The 2005 reserve for loan losses decreased by $325,000, or 0.6%, from 2004 following an increase of $314,000, or 0.6%, in 2004.

The provision for loan losses decreased in 2005 to $8.9 million compared to $12.9 million in 2004 and $10.8 million in 2003. Total loans charged-off, net of recoveries, were $9.3 million, or 0.22% of average loans, in 2005 and $12.6 million, or 0.30% of average loans, in 2004.

Gross charge-offs decreased in 2005 to $11.0 million from $15.1 million in 2004 and $12.1 million in 2003, with decreases in all major loan categories except for home equity loans. The decrease in gross charge-offs from 2004 to 2005 resulted from the charge-off in 2004 of certain loans acquired as part of the CoVest Acquisition. These CoVest loans charged-off also drove the increase in gross charge-offs from 2003 to 2004. The lower level of charge-offs in 2003 primarily benefited from a tightening of the underwriting standards for the indirect lending portfolio initiated in 2002 as the economy weakened. In addition, the level of corporate charge-offs in 2002 and 2001 were elevated as the Company recognized the weakening economy and adopted an aggressive problem loan identification and charge-off strategy.

In 2005, the Company decreased the reserves allocated to the commercial and industrial, agricultural, and real estate commercial categories as a result of improved delinquency and charge-off trends. Reserve allocations to the consumer loan portfolio also decreased in 2005 as compared to 2004 due to the decline in the total consumer loan portfolio. The increase in the reserve for loan losses allocated to the real estate construction category in 2005 reflects the comparatively greater influence placed on the concentration of large loans in this category.

The Company increased the reserve for loan losses allocated to the commercial and industrial and real estate commercial categories in 2004 from 2003 due to loan growth, as well as elevated losses attributed to loans acquired from and originated by CoVest. Reserve allocations to the consumer loan portfolio decreased in 2004 compared to 2003 as a result of improved delinquency and charge-off trends as the portfolio mix shifted from higher-risk, indirect lending to lower-risk home equity lending.

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

Nonperforming Assets

Nonperforming assets include loans for which the accrual of interest has been discontinued, loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower’s financial condition, and real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion on the Company’s policy on accrual of interest on loans see Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Loans past due 90 days and still accruing interest are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, in the process of collection, and reasonably expected to result in repayment or restoration to current status.

The following table summarizes nonperforming assets and past due loans for the past five years as well as certain information relating to interest income on nonaccrual loans outstanding during 2005.

Table 13

Nonperforming Assets and Past Due Loans

(Dollar amounts in thousands)

	Years ended December 31,
	2005	2004	2003	2002	2001
Nonaccrual loans:
Commercial and industrial	$9,092	$11,267	$5,817	$3,986	$8,181
Agricultural	—	—	169	241	1,420
Real estate - commercial	371	1,774	1,823	4,096	1,737
Real estate - construction	559	4,159	4,331	1,000	1,903
Consumer	1,420	1,416	1,516	1,803	1,796
Real estate - 1-4 family	548	581	2,274	1,399	1,810

Total nonaccrual loans	11,990	19,197	15,930	12,525	16,847
Restructured loans	—	—	7,137	—	—

Total nonperforming loans	11,990	19,197	23,067	12,525	16,847
Foreclosed real estate	2,878	3,736	5,812	5,496	3,630

Total nonperforming assets	14,868	22,933	28,879	18,021	20,477

90 days past due loans (still accruing interest)	8,958	2,658	3,384	3,307	5,783

Total nonperforming assets plus 90 days past due loans	$23,826	$25,591	$32,263	$21,328	$26,260

Nonperforming loans to total loans	0.28%	0.46%	0.57%	0.37%	0.50%
Nonperforming assets to total loans plus foreclosed real estate	0.35%	0.55%	0.71%	0.53%	0.61%
Nonperforming assets plus 90 days past due loans to total loans plus foreclosed real estate	0.55%	0.62%	0.79%	0.63%	0.78%
Nonperforming assets to total assets	0.21%	0.33%	0.42%	0.30%	0.36%

Reserve for loan losses as a percent of:
Total loans at year-end	1.31%	1.37%	1.39%	1.41%	1.42%
Nonperforming loans	470%	295%	245%	383%	283%

Amount
The effect of nonaccrual loans on interest income for 2005 is presented below:
Interest which would have been included at the normal contract rates	$956
Interest included in income during the year	(211)

Interest income not recognized in the financial statements	$745

Nonperforming assets at December 31, 2005 totaled $14.9 million, a decline of 35.2%, or $8.1 million, from $22.9 million at year-end 2004, primarily due to the decline in nonaccrual loans. Nonaccrual loans at December 31, 2005 totaled $12.0 million, compared with $19.2 million at year-end 2004 due to a decline in commercial and industrial, real estate commercial, and real estate construction nonaccrual loans. Nonaccrual commercial and industrial and real estate commercial loans declined, reflecting vigorous remediation efforts. The decrease in nonaccrual real estate construction loans from December 31, 2004 to December 31, 2005 resulted from the transfer to accruing status of a $3.6 million nonperforming loan acquired from CoVest Banc in 2003. This loan returned to accruing status as the Company expects ongoing remediation efforts to result in recoveries in excess of recorded principal by the end of first quarter 2006, with the amount of such excess recoveries recorded as interest income. The loan was included in loans past due 90 days and still accruing interest as of December 31, 2005.

Loans past due 90 days and still accruing interest totaled $9.0 million as of December 31, 2005, up from $2.7 million as of December 31, 2004 and $3.4 million as of December 31, 2003. The 2005 increase of $6.3 million in loans past due 90 days primarily resulted from the previously discussed $3.6 million loan acquired from CoVest Banc and a single $1.2 million past due commercial and industrial loan, which is fully secured by cash.

Nonperforming asset levels improved in 2004 as compared to 2003 as two renegotiated credits totaling $7.1 million returned to performing status in first quarter 2004 due to sustained borrower performance pursuant to the restructured terms and management’s expectation of continuing performance. These troubled credits were renegotiated pursuant to existing market terms during second quarter 2003 and were included in nonperforming assets as of December 31, 2003. These two loans, along with $4.9 million in total nonaccruing loans acquired as part of the CoVest Acquisition, drove the increase in nonperforming assets in 2003 as compared to 2002.

Nonaccrual loans increased $3.3 million in 2004 from 2003 due to a $5.5 million increase in commercial nonaccrual loans, primarily the result of three credits moved to nonaccrual status in 2004. The increase was partially offset by a $1.7 million decrease in 1-4 family real estate nonaccrual loans. The $3.4 million increase in total nonaccrual loans in 2003 reflected an increase of $5.2 million in nonperforming commercial and industrial and real estate construction loans, partially offset by a decrease of $2.3 million in real estate commercial loans. 2003’s increase in nonperforming commercial and industrial and real estate construction loans was principally due to $4.9 million of nonaccruing loans acquired from CoVest.

In addition to the loans summarized in Table 13, on December 31, 2005, the Company had $34.9 million of loans that were currently performing, but for which the Company had some concern with the ability of the borrower to comply with existing loan repayment terms. This amount decreased from $47.0 million at year-end 2004, following a decrease from $72.3 million at year-end 2003. These loans continue to perform under existing terms and accrue interest. The Company anticipates that the type of restructure, guarantee, additional collateral, or other planned action will result in the full repayment of debt. The classification of these loans, however, does not imply that management expects losses on these loans but rather that a higher level of scrutiny is prudent under the circumstances. The decrease in 2004 as compared to the prior year reflects the identification and subsequent improvement of two large credit relationships, which management believed warranted greater scrutiny at the end of 2003 given the state of the economy and the circumstances of the borrower. Both of these loans matured in 2005 and were fully repaid.

The Company’s disclosure with respect to impaired loans is contained in Note 5 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

FUNDING AND LIQUIDITY MANAGEMENT

The Company’s approach to liquidity management is to obtain funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs. The Company’s liquidity policy establishes parameters as to how liquidity should be managed to maintain flexibility in responding to changes in liquidity needs over a 12-month forward period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank’s Board of Directors. The compliance plan includes an analysis that measures projected needs to purchase and sell funds. The analysis incorporates a set of projected balance sheet assumptions that are updated quarterly. Based on these assumptions, the Company determines its total cash liquidity on hand and excess collateral capacity from pledging, unused federal funds purchased lines, and other unused borrowing capacity such as Federal Home Loan Bank (“FHLB”) advances, resulting in a calculation of the Company’s total liquidity capacity. The Company’s total policy-directed liquidity requirement is 7.5% of total sources (demand deposits, interest-bearing transactional deposits, retail time deposits, other borrowings, and other liabilities and equity) less collateralized liabilities. Based upon the Company’s projections as of December 31, 2005, the Company expects to have liquidity capacity in excess of policy guidelines for the forward twelve-month period.

The liquidity needs of First Midwest Bancorp, Inc. on an unconsolidated basis (“Parent Company”) consist primarily of operating expenses and dividend payments to its stockholders. The primary source of liquidity for the Parent Company is dividends from subsidiaries. At December 31, 2005, the Parent Company had unused short-term credit facilities available to fund cash flow needs totaling $50.0 million. As of December 31, 2005, the Parent Company also has the ability to enhance its liquidity position by raising capital or incurring debt. The Parent Company had $130.1 million in junior subordinated debentures related to trust preferred securities outstanding but had no debt outstanding under its short-term credit facility. The Parent Company had cash and equivalent short-term investments of $64.3 million as of such date.

Total deposits and borrowed funds as of December 31, 2005 are summarized in Notes 8 and 9 of the “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. The following table provides a comparison of average funding sources over the last three years. The Company believes that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a daily basis within most deposit categories.

Table 14

Funding Sources - Average Balances

(Dollar amounts in thousands)

	Years Ended December 31,						% Change
	2005	% of Total	2004	% of Total	2003	% of Total	2005-2004	2004-2003
Demand deposits	$931,711	14.5	$894,093	14.3	$806,777	14.3	4.2	10.8
Savings deposits	615,324	9.5	646,214	10.3	498,798	8.9	(4.8)	29.6
NOW accounts	893,706	13.9	921,635	14.7	813,993	14.5	(3.0)	13.2
Money market accounts	672,411	10.4	732,456	11.7	616,868	11.0	(8.2)	18.7

Transactional deposits	3,113,152	48.3	3,194,398	51.0	2,736,436	48.7	(2.5)	16.7

Time deposits	1,667,202	25.9	1,474,734	23.5	1,504,424	26.7	13.1	(2.0)
Brokered deposits	298,508	4.6	221,624	3.5	95,337	1.7	34.7	132.5

Total time deposits	1,965,710	30.5	1,696,358	27.0	1,599,761	28.4	15.9	6.0

Total deposits	5,078,862	78.8	4,890,756	78.0	4,336,197	77.1	3.8	12.8

Securities sold under agreements to repurchase	447,904	7.0	490,272	7.8	554,281	9.8	(8.6)	(11.5)
Federal funds purchased and other borrowed funds	787,301	12.2	763,147	12.2	722,335	12.8	3.2	5.7

Total borrowed funds	1,235,205	19.2	1,253,419	20.0	1,276,616	22.6	(1.5)	(1.8)

Junior subordinated debentures	130,377	2.0	128,454	2.0	15,515	0.3	1.5	727.9

Total funding sources	$6,444,444	100.0	$6,272,629	100.0	$5,628,328	100.0	2.7	11.4

Total average deposits for 2005 were $5.1 billion, an increase of 3.8% as compared to 2004, largely the result of a 15.9% increase in time deposits. Average time deposit balances increased 13.1% to $1.7 billion in 2005 as compared to 2004 partly due to targeted pricing and promotional strategies designed to encourage longer-term retail deposits. In addition, average brokered deposits increased $76.9 million, or 34.7%, from 2004 to 2005 as the Company shifted part of its funding mix into longer-term deposits in anticipation of rising interest rates. The increase in time deposit balances was partially offset by decreases in savings, NOW, and money market balances as consumer preferences changed in response to the comparatively higher level of interest rates and time deposit promotion.

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

In 2004 and 2003, pricing strategies influenced by the overall low level of interest rates, combined with instability in the equity markets, created an incentive for customers seeking liquidity to retain balances in transactional accounts as opposed to shifting them to longer-term time deposits.

Public balances, denoting the funds held on account for municipalities and other public entities, are included as a part of the Company’s total funding sources. Public balances represent an important customer segment for the Company, and reflects the community-based roots of the Company. The Company enters into specific agreements with public customers to pledge collateral, primarily securities, in support of the balances on account. Because the average customer tenure with the Company is approximately 15 years, they provide the Company with a more reliable, lower cost, short-term funding source for its securities portfolio than is available through other wholesale alternatives. These relationships also provide numerous cross-sell and business referral opportunities.

For 2005, the Company had average public funds on account totaling $668.1 million, of which 95.8% were collateralized with mortgage loans and securities. Of this total, $531.7 million was held in deposit accounts, predominately NOW accounts, with the remainder representing securities sold under agreement to repurchase. This contrasts to average balances maintained of $659.8 million in 2004 and $700.3 million in 2003. Year-to-year changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates. The size of the Company’s securities portfolio is influenced, in part, by the size of its public customer base. For additional discussion of the securities portfolio, refer back to the section titled “Investment Portfolio Management.”

Table 15

Maturities of Time Deposits of $100,000 or More

(Dollar amounts in thousands)

2005
Maturing within 3 months	$156,168
After 3 but within 6 months	130,357
After 6 but within 12 months	185,937
After 12 months	111,658

Total	$584,120

Table 16 Borrowed Funds

(Dollar amounts in thousands)

	2005		2004		2003
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year-end:
Securities sold under agreements to repurchase	$406,057	3.46	$404,589	2.01	$564,709	0.76
Federal funds purchased	340,000	4.13	300,000	2.28	315,000	1.01
Federal Home Loan Bank advances	548,475	4.11	513,743	1.81	491,373	2.35
Other borrowed funds	—	—	—	—	590	0.94

Total borrowed funds	$1,294,532	3.91	$1,218,332	2.00	$1,371,672	1.39

Average for the year:
Securities sold under agreements to repurchase	$447,904	2.74	$490,272	1.33	$554,281	0.87
Federal funds purchased	311,096	3.30	243,790	1.37	233,119	1.19
Federal Home Loan Bank advances	476,205	2.79	519,327	2.14	489,014	3.34
Other borrowed funds	—	—	30	0.80	202	1.49

Total borrowed funds	$1,235,205	2.90	$1,253,419	1.67	$1,276,616	1.88

Maximum month-end balance:
Securities sold under agreements to repurchase	$536,122		$644,383		$742,164
Federal funds purchased	370,000		365,000		360,000
Federal Home Loan Bank advances	548,519		531,124		575,000
Other borrowed funds	—		159		2,500

Average borrowed funds totaled $1.2 billion, decreasing 1.5% from 2004 to 2005 and 1.8% from 2003 to 2004. The Company makes extensive, interchangeable use of both repurchase agreements and FHLB advances to supplement deposits and leverage the interest yields produced through its securities portfolio. As of December 31, 2005, FHLB borrowings totaled $548.5 million as compared to $513.7 million as of December 31, 2004. As of December 31, 2005, the weighted-average maturity for FHLB borrowings was 5.1 months, and the weighted-average yield for FHLB borrowings was 4.11%, as compared to 7.6 months and 1.81% as of December 31, 2004 and 20.2 months and 2.35% as of December 31, 2003. In 2004, the Company reduced the weighted-average rate on its FHLB borrowings by refinancing and restructuring $115.0 million of FHLB advances during the first half of 2004, while incurring $2.7 million in debt extinguishment costs. In 2003, the Company refinanced $310.0 million in FHLB borrowings at a cost of $6.0 million.

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments as of December 31, 2005. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 17

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items

(Dollar amounts in thousands)

		Payments Due In
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	8	$3,040,206	$—	$—	$—	$3,040,206
Time deposits	8	1,731,338	322,029	54,186	73	2,107,626
Borrowed Funds	9	1,170,709	66,640	57,183	—	1,294,532
Junior subordinated debentures	10	—	—	—	130,092	130,092
Operating leases	6	1,741	4,353	4,463	11,312	21,869

Commitments to extend credit:
Home equity lines	19					294,623
All other commitments	19					1,186,761

Letters of credit:
Standby	19					142,463
Commercial	19					1,820

Pending Business Combination

On December 12, 2005, the Company announced the execution of a definitive agreement to acquire Bank Calumet, Inc. and its wholly owned subsidiary bank for $307 million in cash. Proceeds for the financing of the acquisition of Bank Calumet are expected to be received in advance of the closing date. The Company intends to finance a portion of the acquisition of Bank Calumet with a combination of the net proceeds of a common stock offering and the net proceeds from the issuance of subordinated debentures. The Company intends to finance the remainder of the purchase price with senior debt, which may take the form of senior debentures, a bank term loan, or a draw under the Company’s revolving credit facility. The Company’s final determination as to the mix of subordinated notes and senior debt will depend upon market conditions at the time of the offering of the debt securities among other considerations.

MANAGEMENT OF CAPITAL

Stockholders’ Equity

Stockholders’ equity at December 31, 2005 increased 2.3% to $544.1 million, increasing $12.0 million from December 31, 2004. Stockholders’ equity grew largely because earnings exceeded dividends paid to stockholders. The increase was partially offset by an $18.4 million reduction in other comprehensive income and $30.0 million in stock repurchases. Stockholder’s equity as a percentage of assets was 7.5% at December 31, 2005, compared to 7.8% at December 31, 2004. Book value per common share increased to $11.99 at December 31, 2005, up from $11.55 at December 31, 2004 due to the increase in equity and fewer shares outstanding as a result of stock repurchases under the Company’s current repurchase program.

Capital Measurements

A strong capital structure is crucial in maintaining investor confidence, accessing capital markets, and enabling the Company to take advantage of future profitable growth opportunities. The Company’s Capital Policy requires that the Company and the Bank maintain a capital ratio in excess of the minimum regulatory guidelines and also serves as an internal discipline in analyzing business risks and internal growth opportunities, in addition to setting targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. These requirements specify minimum capital ratios, defined as Tier 1 and Total capital as a percentage of assets and off-balance-sheet items that have been weighted according to broad risk categories, as well as a leverage ratio that compares Tier 1 capital to adjusted average assets. The Company and the Bank have managed their capital ratios to consistently maintain such measurements in excess of the Federal Reserve Board (“FRB”) minimum levels considered to be “well capitalized,” which is the highest capital category established.

The following table presents the Company’s consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as “well capitalized.”

Table 18

Capital Measurements

	December 31,		Regulatory Minimum For “Well Capitalized”
	2005	2004
Regulatory capital ratios:
Total capital to risk-weighted assets	11.76%	11.52%	10.00%
Tier 1 capital to risk-weighted assets	10.72%	10.45%	6.00%
Tier 1 leverage to average assets	8.16%	8.16%	5.00%

Tangible equity ratios:
Tangible equity to tangible assets	6.30%	6.43%	(1)
Tangible equity to risk-weighted assets	8.26%	8.26%	(1)

(1)	Ratio is not subject to formal FRB regulatory guidance. Tangible equity equals total equity less goodwill and other intangibles, and tangible assets equals total assets less goodwill and other intangibles. Internal guidelines provide for a targeted ratio of tangible equity to tangible assets to be in the range of 6.0% to 6.5%.

As of December 31, 2005, the Company’s Total Risk Based Capital was 11.76%, compared to 11.52% as of December 31, 2004 as Tier 1 capital increased $30.1 million during that period. Its Tier 1 Risk Based Capital ratio was 10.72%, compared to 10.45% as of December 31, 2004. The Company’s tangible capital ratio, which represents the ratio of stockholders’ equity to total assets excluding intangible assets, stood at 6.30%, down from 6.43% as of December 31, 2004, primarily reflecting the impact of asset growth and a shift in accumulated other comprehensive income (loss) from an accumulated income level of $10.1 million as of December 31, 2004 to an accumulated loss of $8.3 million as of December 31, 2005. The Company expects to remain “well capitalized” following the acquisition of Bank Calumet.

For further details of the regulatory capital requirements and ratios as of December 31, 2005 and 2004, for the Company and the Bank, see Note 18 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Stock Repurchase Programs

The Company continues to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to stockholders in the form of dividends and through common stock repurchases. The latter increases the percentage ownership of the Company by existing stockholders.

On May 18, 2005, the Company’s Board of Directors authorized the repurchase of up to 2.5 million shares of the Company’s common stock, or 5.5% of shares then outstanding; the Board rescinded the former repurchase plan under which 225,163 shares authority remained. The new plan is the tenth such program since the Company’s formation in 1983 and authorizes stock repurchases in both open market and privately negotiated transactions and has no execution time limit.

The Company repurchased 857,444 shares of its common stock at a weighted-average cost per share of $34.98 during 2005 and 897,085 shares of its common stock at a weighted-average cost per share of $34.82 during 2004. At December 31, 2005, the Company’s authority to repurchase 2,078,512 shares remained under the current share repurchase authorization. In 2006, the Company anticipates suspension of share repurchase activity as it looks to rebuild tangible capital given the expected cash acquisition of Bank Calumet in early second quarter 2006.

Shares repurchased are held as treasury stock and are available for issuances in conjunction with the Company’s Dividend Reinvestment Plan, qualified and nonqualified retirement plans, and stock option plans as well as for other general corporate purposes. The Company reissued 176,692 treasury shares in 2005 and 387,943 treasury shares in 2004 to fund such plans.

Dividends

The Company believes that it has a responsibility to reward its stockholders with a meaningful current return on their investment, and as part of the Company’s dividend policy, the Company’s Board of Directors periodically reviews its dividend payout ratio to ensure that it is consistent with internal capital guidelines, industry standards, and peer group practices. As a result of improved performance from operations as well as the Company’s perceived future prospects, the Company’s Board of Directors increased the quarterly dividend twice in 2005. On May 18, 2005, the Company increased its quarterly dividend by 4.2% from $0.24 to $0.25 per share, and, on November 16, 2005, the Company increased its quarterly dividend by an additional 10.0% to $0.275 per share. Based on the Company’s December 31, 2005 closing price of $35.06 per share, the current dividend payment represents an annualized yield of 3.1%.

The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share, was 45.9% for 2005 and 42.5% for 2004. The dividend payout ratio has averaged approximately 41.2% for the past five years.

QUARTERLY REVIEW

The following table summarizes the Company’s quarterly earnings performance for 2005 and 2004.

Table 19

Quarterly Earnings Performance (1)

(Dollar amounts in thousands, except per share data)

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$100,030	$94,257	$89,258	$83,155	$81,765	$79,643	$76,545	$77,389
Interest expense	40,681	34,276	29,847	26,046	23,372	22,109	20,497	20,500
Net interest income	59,349	59,981	59,411	57,109	58,393	57,534	56,048	56,889
Provision for loan losses	2,780	1,200	1,800	3,150	5,350	3,240	2,405	1,928
Noninterest income	20,562	20,091	19,689	17,585	21,204	18,065	17,857	16,686
Security (losses) gains, net	(6,152)	292	(16)	2,561	2,872	748	2,663	1,939
Losses on early extinguishment of debt	—	—	—	—	—	—	(1,413)	(1,240)
Noninterest expense	42,578	42,108	41,245	39,772	42,797	40,359	39,977	40,205
Income tax expense	5,771	10,026	9,529	9,126	9,102	7,576	8,061	8,109
Net income	$22,630	$27,030	$26,510	$25,207	$25,220	$25,172	$24,712	$24,032

Basic earnings per share	$0.50	$0.60	$0.58	$0.55	$0.55	$0.54	$0.53	$0.52
Diluted earnings per share	$0.49	$0.59	$0.58	$0.55	$0.54	$0.54	$0.53	$0.51

Return on average equity	16.58%	19.76%	19.85%	19.14%	18.57%	19.03%	19.17%	17.97%
Return on average assets	1.25%	1.51%	1.52%	1.49%	1.46%	1.45%	1.44%	1.42%
Net interest margin - tax equivalent	3.79%	3.88%	3.93%	3.87%	3.94%	3.90%	3.81%	3.97%

(1)	All ratios are presented on an annualized basis.

FOURTH QUARTER 2005 vs. 2004

The Company’s net income for the quarter ended December 31, 2005 was $22.6 million, or $0.49 per diluted share, as compared to $25.2 million, or $0.54 per diluted share, for fourth quarter 2004, a decline of 9.3% on a per diluted share basis. The Company’s annualized return on average assets was 1.25% for fourth quarter 2005 as compared to 1.46% for fourth quarter 2004. Its annualized return on average equity was 16.6% for fourth quarter 2005 as compared to 18.6% for fourth quarter 2004.

Fourth quarter 2005 results included $6.2 million in security losses and $679,000 in employee severance costs, and fourth quarter 2004 results included $2.9 million in security gains.

The Company’s net interest income grew by 1.6% to $59.3 million in fourth quarter 2005 as compared to $58.4 million in 2004’s fourth quarter.

Net interest margin for fourth quarter 2005 was 3.79%, down from 3.94% for fourth quarter 2004 and 3.88% for third quarter 2005. The decrease from third quarter 2005 to fourth quarter 2005 reflects the combined impact of the flat interest rate curve on interest-earning asset yields and increasing liability costs as the deposit mix shifted in response to higher interest rates and competitive pricing.

The Company’s total loans as of December 31, 2005 increased 4.1% to $4.3 billion, an increase of $170.9 million as compared to December 31, 2004, as increases of $261.3 million in corporate lending and $50.8 million in real estate 1-4 family loans offset declines in consumer lending of $141.2 million. Corporate loans, representing the aggregate of commercial, real estate commercial, real estate construction, and agricultural lending categories, increased 8.2% from December 31, 2004.

As compared to September 30, 2005, total loans increased $18.9 million, or 0.4%, as growth in real estate commercial, agricultural, and 1-4 family real estate lending offset declines in indirect consumer, commercial, and real estate construction loans outstanding.

Total average deposits for fourth quarter 2005 were $5.1 billion, an increase of 3.6% as compared to fourth quarter 2004, largely as the result of a 20.1% increase in time deposits. Average time deposits for fourth quarter 2005 in comparison to fourth quarter 2004 reflect the combined impact of targeted sales promotions and higher levels of brokered deposits. The increase in time deposit balances was partially offset by decreases in savings, NOW, and money market balances as consumer preferences changed in response to the higher level of interest rates and time deposit promotions.

Noninterest income, including securities gains and losses, in fourth quarter 2005 was $14.4 million, a decline of 40.1% as compared to $24.1 million in fourth quarter 2004. Fourth quarter 2005 includes security losses of $6.2 million, and fourth quarter 2004 includes $2.9 million in gains from the sale of securities and $1.7 million in gains from the sale of various assets. Excluding this activity from both periods, noninterest income would have totaled $20.6 million for fourth quarter 2005, an increase of 5.5% as compared to $19.5 million for fourth quarter 2004, reflecting solid growth in fee-based revenues. Fee-based revenues, representing the aggregate of service charges on deposits, trust and investment management fees, other service charges and commissions, and card-based fees, totaled $18.5 million for fourth quarter 2005, an increase of 9.6% as compared to fourth quarter 2004.

Noninterest expense for fourth quarter 2005 totaled $42.6 million as compared to $42.8 million for fourth quarter 2004. Fourth quarter 2005 performance included $679,000 in severance costs related to certain employees electing accelerated retirement.

The Company’s efficiency ratio was 49.8% for fourth quarter 2005, as compared to 50.4% for fourth quarter 2004 and 49.4% for third quarter 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company seeks to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Bank’s Asset and Liability Management Committee (“ALCO”) oversees financial risk management by developing programs to measure and manage interest rate risks within authorized limits set by the Bank’s Board of Directors. ALCO also approves the Bank’s asset/liability management policies, oversees the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviews the Bank’s interest rate sensitivity position. Management uses net interest income and economic value of equity simulation modeling tools to analyze and capture near-term and longer-term interest rate exposures.

Net Interest Income Sensitivity

The analysis of net interest income sensitivities assesses the magnitude of changes in net interest income resulting from changes in interest rates over a 12-month horizon using multiple rate scenarios. These scenarios include, but are not limited to, a “most likely” forecast, a flat or unchanged rate environment, a gradual increase and decrease of 200 basis points that occurs in equal steps over a six-month time horizon, and immediate increases and decreases of 200 and 300 basis points.

This simulation analysis is based on actual cash flows and repricing characteristics for balance sheet and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. This simulation analysis includes management’s projections for activity levels in each of the product lines offered by the Company. The analysis also incorporates assumptions based upon the historical behavior of deposit rates and balances in relation to interest rates. Because these assumptions are inherently uncertain, the simulation analysis cannot definitively measure net interest income or predict the impact of the fluctuation in interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Company monitors and manages interest rate risk within approved policy limits. The Company’s current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in all interest rate limits. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates. Given the low interest rate environment at December 31, 2004, the Bank’s Board of Directors temporarily authorized operation outside of existent policy limits under the gradual falling rate scenario discussed above. As of December 31, 2005, the Company was operating within the policy limits.

Analysis of Net Interest Income Sensitivity

(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	+200	-300 (2)	+300
December 31, 2005:
Dollar change	$(2,596)	$(6,004)	$(7,254)	$(6,078)	$(22,000)	$(4,212)
Percent change	-1.1%	-2.5%	-3.0%	-2.5%	-9.2%	-1.8%
December 31, 2004:
Dollar change	$(20,041)	$2,755	$(28,500)	$5,552	N/M	$11,438
Percent change	-8.5%	+1.2%	-12.0%	+2.3%	N/M	+4.8%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.
(2)	N/M - Due to the low level of interest rates as of year-end 2004, in management’s judgment, an assumed 300 basis point drop in interest rates was deemed not meaningful in the existent interest rate environment.

The projected sensitivity of the Company’s net interest income to rising interest rates moved from a position of positive exposure as of December 31, 2004 to one of negative exposure as of December 31, 2005. Conversely, for these same periods, the Company’s net interest income sensitivity to falling rates reflected a less negative exposure. The comparative change in projected net interest income sensitivity reflects the combined impact of differing interest rate environments as well as differences in actual and anticipated balance sheet mix and pricing.

Economic Value of Equity

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

Analysis of Economic Value of Equity

(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200
December 31, 2005:
Dollar change	$(18,512)	$(70,553)
Percent change	-1.9%	-7.1%
December 31, 2004:
Dollar change	$(47,736)	$(30,601)
Percent change	-5.0%	-3.2%

The estimated sensitivity of the Company’s economic value of equity to changes in interest rates increased in a rising interest rate scenario and decreased in a falling interest rate scenario in comparison to December 31, 2004. The comparative increase in sensitivity to rising interest rates primarily resulted from changes in the estimated average life of assets and liabilities. The estimated average life of assets increased in 2005, primarily due to changes in the duration of the security portfolio as influenced by the impact of higher longer-term interest rates on mortgage-backed securities and increased holdings of longer-term state and municipal securities. The estimated average life of liabilities shortened from 2004, primarily due to the combined impact of 2005 swap derivative activity and FHLB advances and junior subordinated debentures moving closer to maturity.

Interest Rate Derivatives

As part of its approach to controlling the interest rate risk within its balance sheet, the Company has used derivative instruments (specifically interest rate swaps with third parties) in order to limit volatility in net interest income. The advantages of using such interest rate derivatives include minimization of balance sheet leverage resulting in lower capital requirements as compared to cash instruments, the ability to maintain or increase liquidity, and the opportunity to customize the interest rate swap to meet desired risk parameters. The accounting policies underlying the treatment of derivative financial instruments in the Consolidated Statements of Condition and Income of the Company are described in Notes 1 and 11 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Interest rate swap transactions involve exchanges of fixed and floating rate interest payments without the exchange of the underlying notional (i.e., principal) amount on which the interest payments are calculated. When the interest rate swap has been appropriately designated as a hedge, the net cash flow paid or received by the Company on these transactions is treated as an adjustment to interest income and expense on the underlying earning asset or funding source to which the swap relates. A risk associated with interest rate swap transactions is credit risk, defined as the ability of the swap counterparty to perform its interest payment obligation under the terms of the agreement. Credit risk on interest rate swap transactions consists of the aggregate net interest payable to the Company by the counterparty in addition to the aggregate unrealized gain on the swap position. The Company controls this credit risk by reviewing each counterparty for creditworthiness prior to entering into transactions and quarterly thereafter and maintaining a policy limiting credit exposure to any one counterparty to not more than 2.5% of consolidated stockholders’ equity. In addition, the Company’s interest rate swap transactions require the establishment of a mutual mark-to-market arrangement whereby cash collateral is required to be on deposit with the Company and/or the counterparty, depending upon the existing net settlement position. The Company does not currently act as an intermediary in arranging interest rate swaps for customers.

The Company had total interest rate swaps in place with an aggregate notional amount of $144.2 million at December 31, 2005 and $162.5 million at December 31, 2004, hedging various balance sheet categories. The specific terms of the interest rate swaps outstanding as of December 31, 2005 and 2004 are discussed in Note 11 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

Ernst & Young LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed their unqualified opinion on these financial statements.

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

February 10, 2006

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements

The Board of Directors and Stockholders

First Midwest Bancorp, Inc:

We have audited the accompanying consolidated statements of condition of First Midwest Bancorp, Inc., and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Midwest Bancorp, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Midwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2006 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Ernst & Young LLP

Chicago, Illinois

February 10, 2006

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(Amounts in thousands)

	December 31,
	2005	2004
Assets
Cash and due from banks	$157,070	$119,880
Federal funds sold and other short-term investments	1,607	330
Mortgages held for sale	4,301	4,251
Securities available for sale, at market value	2,286,630	2,179,438
Securities held to maturity, at amortized cost (market value 2005 - $56,791; 2004 - $64,618)	56,772	64,576
Loans	4,306,191	4,135,278
Reserve for loan losses	(56,393)	(56,718)

Net loans	4,249,798	4,078,560

Premises, furniture, and equipment	95,345	89,003
Accrued interest receivable	41,668	30,169
Investment in corporate owned life insurance	156,441	151,359
Goodwill	85,962	84,547
Other intangible assets	10,035	12,165
Other assets	64,522	49,103

Total assets	$7,210,151	$6,863,381

Liabilities
Demand deposits	$976,557	$922,540
Savings deposits	566,288	644,664
NOW accounts	812,249	891,378
Money market deposits	685,112	691,648
Time deposits	2,107,626	1,755,148

Total deposits	5,147,832	4,905,378

Borrowed funds	1,294,532	1,218,332
Junior subordinated debentures	130,092	129,294
Accrued interest payable	13,193	7,036
Payable for securities purchased	18,215	19,741
Other liabilities	62,219	51,562

Total liabilities	6,666,083	6,331,343

Stockholders’ Equity
Preferred stock, no par value; 1,000 shares authorized, none issued	—	—
Common stock, $.01 par value; authorized 100,000 shares; issued 56,927 shares outstanding: 2005 – 45,387 shares; 2004 – 46,065 shares	569	569
Additional paid-in capital	60,760	61,918
Retained earnings	762,575	707,435
Accumulated other comprehensive (loss) income, net of tax	(8,284)	10,115
Treasury stock, at cost: 2005 – 11,540 shares; 2004 – 10,862 shares	(271,552)	(247,999)

Total stockholders’ equity	544,068	532,038

Total liabilities and stockholders’ equity	$7,210,151	$6,863,381

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
Interest Income
Loans	$266,925	$225,099	$200,013
Securities:
Available for sale – taxable	68,643	57,163	56,077
Available for sale – nontaxable	28,152	30,020	30,632
Held to maturity – taxable	427	439	831
Held to maturity – nontaxable	2,182	1,988	2,432

Total interest on securities	99,404	89,610	89,972
Federal funds sold and other short-term investments	371	633	1,082

Total interest income	366,700	315,342	291,067

Interest Expense
Savings deposits	4,025	4,305	2,489
NOW accounts	10,706	7,549	7,089
Money market deposits	13,690	9,083	7,850
Time deposits	58,254	36,495	38,844
Borrowed funds	35,834	20,980	23,962
Junior subordinated debentures	8,341	8,066	1,079

Total interest expense	130,850	86,478	81,313

Net interest income	235,850	228,864	209,754
Provision for loan losses	8,930	12,923	10,805

Net interest income after provision for loan losses	226,920	215,941	198,949

Noninterest Income
Service charges on deposit accounts	30,199	28,837	27,924
Trust and investment management fees	12,593	11,888	10,810
Other service charges, commissions, and fees	17,572	15,147	16,187
Card-based fees	10,207	9,252	8,336
Corporate owned life insurance income	5,163	4,939	5,059
Security (losses) gains, net	(3,315)	8,222	2,988
Losses on early extinguishment of debt	—	(2,653)	(6,025)
Other income	2,193	3,749	8,891

Total noninterest income	74,612	79,381	74,170

Noninterest Expense
Salaries and wages	70,849	68,907	64,736
Retirement and other employee benefits	24,330	23,264	19,548
Net occupancy expense	16,618	16,015	14,508
Equipment expense	8,555	8,847	7,979
Technology and related costs	5,677	6,681	8,913
Professional services	8,945	7,998	6,623
Advertising and promotions	5,363	5,043	4,563
Merchant card expense	4,809	4,012	3,595
Other expenses	20,557	22,571	18,987

Total noninterest expense	165,703	163,338	149,452

Income before income tax expense	135,829	131,984	123,667
Income tax expense	34,452	32,848	30,889

Net income	$101,377	$99,136	$92,778

Per Share Data
Basic earnings per share	$2.22	$2.13	$1.99
Diluted earnings per share	$2.21	$2.12	$1.97
Weighted-average shares outstanding	45,567	46,469	46,671
Weighted-average diluted shares outstanding	45,893	46,860	46,982

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2002	$569	$71,020	$594,192	$39,365	$(213,193)	$491,953
Comprehensive Income:
Net income	—	—	92,778	—	—	92,778
Other comprehensive (loss) income: (1)
Unrealized (losses) on securities	—	—	—	(7,029)	—	(7,029)
Unrealized gains on hedging activities	—	—	—	320	—	320

Total comprehensive income						86,069
Dividends declared ($.79 per share)	—	—	(36,842)	—	—	(36,842)
Purchase of treasury stock	—	—	—	—	(22,404)	(22,404)
Treasury stock issued to (purchased for) benefit plans	—	4	—	—	(165)	(161)
Exercise of stock options	—	(2,269)	—	—	6,210	3,941
Fair value adjustment to treasury stock held in grantor trust	—	—	—	—	(16)	(16)

Balance at December 31, 2003	569	68,755	650,128	32,656	(229,568)	522,540
Comprehensive Income:
Net income	—	—	99,136	—	—	99,136
Other comprehensive (loss) income: (1)
Unrealized (losses) on securities	—	—	—	(23,156)	—	(23,156)
Unrealized gains on hedging activities	—	—	—	615	—	615

Total comprehensive income						76,595
Dividends declared ($.90 per share)	—	—	(41,829)	—	—	(41,829)
Purchase of treasury stock	—	—	—	—	(31,240)	(31,240)
Treasury stock (purchased for) benefit plans	—	(1)	—	—	(212)	(213)
Exercise of stock options	—	(6,836)	—	—	13,021	6,185

Balance at December 31, 2004	569	61,918	707,435	10,115	(247,999)	532,038
Comprehensive Income:
Net income	—	—	101,377	—	—	101,377
Other comprehensive (loss): (1)
Unrealized (losses) on securities	—	—	—	(17,859)	—	(17,859)
Unrealized (losses) on hedging activities	—	—	—	(540)	—	(540)

Total comprehensive income						82,978
Dividends declared ($1.015 per share)	—	—	(46,237)	—	—	(46,237)
Purchase of treasury stock	—	—	—	—	(29,996)	(29,996)
Treasury stock issued to (purchased for) benefit plans	—	80	—	—	(5)	75
Exercise of stock options	—	(1,368)	—	—	6,448	5,080
Other	—	130	—	—	—	130

Balance at December 31, 2005	$569	$60,760	$762,575	$(8,284)	$(271,552)	$544,068

(1)	Net of taxes and reclassification adjustments.

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Years ended December 31,
	2005	2004	2003
Operating Activities
Net income	$101,377	$99,136	$92,778
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,930	12,923	10,805
Depreciation of premises, furniture, and equipment	8,840	8,845	8,423
Net amortization of premium on securities	6,404	6,902	17,482
Net losses (gains) on securities	3,315	(8,222)	(2,988)
Net losses on early extinguishment of debt	—	2,653	6,025
Net (gains) on sales of other real estate owned	(101)	(530)	(312)
Net losses (gains) on sales of premises, furniture, and equipment	1	(483)	(498)
(Gain) on branch divestiture	—	—	(4,635)
Net pension cost	4,709	4,515	3,230
Tax benefit from exercise of nonqualified stock options	972	1,362	920
Net (increase) decrease in deferred income taxes	(951)	2,522	3,606
Net amortization of other intangibles	2,130	2,131	38
Originations and purchases of mortgage loans held for sale	(162,137)	(173,445)	(472,076)
Proceeds from sales of mortgage loans held for sale	162,087	178,814	480,977
Net (increase) in corporate owned life insurance	(5,082)	(4,939)	(5,059)
Net (increase) decrease in accrued interest receivable	(11,499)	337	499
Net increase (decrease) in accrued interest payable	6,157	208	(1,675)
Net (increase) decrease in other assets	(5,362)	1,753	(16,355)
Net increase in other liabilities	3,886	14,111	3,325

Net cash provided by operating activities	123,676	148,593	124,510

Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	413,074	568,727	1,036,514
Proceeds from sales	220,094	467,928	608,485
Purchases	(779,331)	(1,036,285)	(1,878,797)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	46,544	29,684	73,940
Purchases	(38,764)	(26,743)	(71,655)
Net (increase) in loans	(181,494)	(92,261)	(657,943)
Proceeds from sales of other real estate owned, net of purchases	1,913	6,762	2,673
Proceeds from sales of premises, furniture, and equipment	26	1,211	1,484
Proceeds from branch divestiture	—	—	5,142
Purchases of premises, furniture, and equipment	(15,209)	(6,962)	(19,824)
Acquisitions, net of cash acquired	—	—	(82,909)

Net cash (used in) investing activities	(333,147)	(87,939)	(982,890)

Financing Activities
Net increase in deposit accounts	242,454	90,270	642,154
Net increase (decrease) in borrowed funds	76,200	(155,993)	128,239
Proceeds from the issuance of junior subordinated debentures	—	—	128,715
Purchase of treasury stock	(29,996)	(31,240)	(22,404)
Proceeds from the issuance of treasury stock	—	7	6
Cash dividends paid	(44,828)	(41,000)	(35,560)
Exercise of stock options	4,108	4,823	3,021

Net cash provided by (used in) financing activities	247,938	(133,133)	844,171

Net increase (decrease) in cash and cash equivalents	38,467	(72,479)	(14,209)
Cash and cash equivalents at beginning of year	120,210	192,689	206,898

Cash and cash equivalents at end of year	$158,677	$120,210	$192,689

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - First Midwest Bancorp, Inc. (the “Company”) is a Delaware corporation and bank holding company that was incorporated in 1982, began operations on March 31, 1983, and was formed through an exchange of common stock. The Company is headquartered in Itasca, Illinois and has operations primarily located in Northern Illinois, principally in the suburban metropolitan Chicago area. The Company operates two wholly owned subsidiaries (the “Subsidiaries”): First Midwest Bank (the “Bank”) and First Midwest Insurance Company, which is largely inactive. The Company is engaged in commercial and retail banking and offers a comprehensive selection of financial products and services including lending, depository, trust, investment management, insurance, and other related financial services tailored to the needs of its individual, business, institutional, and governmental customers.

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

Basis of Presentation - Certain reclassifications have been made to prior year amounts to conform to the current year presentation. For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents have been defined by management to include cash and due from banks, federal funds sold, and other short-term investments. The Company uses the accrual basis of accounting for financial reporting purposes, except for immaterial sources of income and expense, which are recorded when received or paid.

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

Business Combinations - Business combinations are accounted for under the purchase method of accounting. Under the purchase method, net assets of the business acquired are recorded at their estimated fair value as of the date of acquisition, with any excess of the cost of the acquisition over the fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the Consolidated Statements of Income from the effective date of acquisition.

Securities - Securities are classified as held to maturity or available for sale at the time of purchase. Securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are stated at cost and adjusted for amortization of premiums and accretion of discounts.

Securities classified as available for sale are those that management has the intent to hold indefinitely and may be sold in response to changes in interest rates, prepayment risk, liquidity, or other factors. Available for sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders’ equity as a separate component of other comprehensive income.

The historical cost of debt securities is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security, using the level-yield method. In determining the estimated life of a mortgage-related security, certain judgments are required as to the timing and amount of future principal prepayments. These judgments are made based upon the actual performance of the underlying security and the general market consensus regarding changes in mortgage interest rates and underlying prepayment estimates. Amortization of premium and accretion of discount is included in interest income from the related security.

Purchases and sales of securities are recognized on a trade date basis. Realized security gains or losses are reported in security (losses) gains, net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, the Company makes an assessment to determine whether there have been any events or circumstances to indicate that a security on which there is an unrealized loss is impaired on an other than temporary basis. The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other than temporary are written down to fair value with the write-down recorded as a realized loss and included in security (losses) gains, net.

Loans - Loans are carried at the principal amount outstanding, including certain net deferred loan origination fees. Residential real estate mortgage loans held for sale are carried at the lower of aggregate cost or market value. Interest income on loans is accrued based on principal amounts outstanding. Loan and lease origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans or commitments as a yield adjustment. Other credit-related fees, including line of credit fees, are recognized as fee income when earned.

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

Impaired Loans - A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for loss accrual. All loans subject to evaluation and considered to be impaired are included in nonperforming assets.

Restructured Loans - In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a restructured loan. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from restructured loans in the calendar years subsequent to the restructuring if they are in compliance with modified terms. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, sustained payment performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the restructured terms. These factors may result in the loan being returned to accrual status at the time of restructuring or upon satisfaction of a shorter performance period.

Reserve for Loan Losses - The reserve for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. The reserve takes into consideration such factors as changes in the nature, volume, size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience; current economic conditions that affect the borrower’s ability to pay and other pertinent factors. Determination of the reserve is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the reserve, while recoveries of amounts previously charged-off are credited to the reserve. Additions to the reserve for loan losses are charged to operating expense through the provision for loan losses. The amount charged to operating expense in any given year is dependent upon a number factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the reserve for loan losses based upon the methodology discussed below.

The reserve for loan losses consists of three components calculated based on estimations performed pursuant to the requirements of SFAS Statement No. 5, “Accounting for Contingencies,” and SFAS Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan.” The reserve for loan losses consists of: (i) specific reserves established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates.

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

The final component of the reserve for loan losses reflects management’s general estimate of probable inherent, but undetected, losses within the portfolio. The general component of the reserve for loan losses is determined based upon the Company’s assessment of economic conditions such as levels of unemployment and bankruptcy trends. The Company also assesses other risk factors such as changes in the characteristics of the loan portfolio, underwriting policies as well as delinquency and charge-off trends. The general reserve is determined by applying estimated loss factors to the credit exposures from outstanding loans due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, this component includes a portion that explicitly accounts for the inherent imprecision in loan loss migration models. Because the general component of the reserve considers risk factors that may not have manifested themselves in the Company’s historical loss experience, it involves a high degree of judgment in its determination.

Foreclosed Real Estate - Foreclosed real estate includes properties acquired in partial or total satisfaction of certain loans and is included in other assets in the accompanying Consolidated Statements of Condition. Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Any write-downs in the carrying value of a property at the time of acquisition are charged against the reserve for loan losses. Management periodically reviews the carrying value of foreclosed real estate properties. Any write-downs of the properties subsequent to acquisition, as well as gains or losses on disposition and income or expense from the operations of foreclosed real estate, are recognized in operating results in the period they are realized. Foreclosed real estate totaled $2.9 million at December 31, 2005 and $3.7 million at December 31, 2004.

Depreciable Assets - Premises, furniture and equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term. Rates of depreciation are generally based on the following useful lives: buildings, 25 to 40 years; building improvements, typically 3 to 15 years but longer under limited circumstances; and furniture and equipment, 3 to 10 years. Gains on dispositions are included in other income, and losses on dispositions are included in other expense on the Consolidated Statements of Income. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life are capitalized and depreciated over the estimated remaining life.

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

Corporate Owned Life Insurance (“COLI”) - COLI represents life insurance policies on the lives of certain Company officers for which the Company is the beneficiary. These policies are recorded as an asset on the Consolidated Statements of Condition at their cash surrender value, or the amount that could be realized currently. The change in cash surrender value and insurance proceeds received are recorded as COLI income on the Consolidated Statements of Income in noninterest income.

Goodwill and Other Intangibles - Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is tested at least annually for impairment, or more often if events or circumstances indicate that there may be impairment. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. Identified intangible assets that have a finite useful life are periodically reviewed to determine whether there have been any events or circumstances to indicate that the recorded amount is not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and, when appropriate, the amortization period is also reduced. Unamortized intangible assets associated with disposed assets are included in the determination of gain or loss on sale of the disposed assets. All of the Company’s other intangible assets have finite lives and are amortized over varying periods not exceeding 12 years.

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

Derivative Financial Instruments - In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. All derivative instruments are recorded as either other assets or other liabilities, at fair values. Subsequent changes in a derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met.

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

For derivative instruments that are designated and qualify as a fair value hedge and are effective, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedge relationships, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of change.

At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If a derivative instrument designated as a hedge is terminated or ceases to be highly effective, hedge accounting is discontinued prospectively and the gain or loss is amortized to earnings over the remaining life of the hedged asset or liability (fair value hedge) or over the same period(s) that the forecasted hedged transactions impact earnings (cash flow hedge). If the hedged item is disposed of, or the forecasted transaction is no longer probable, any fair value adjustments are included in the gain or loss from the disposition of the hedged item. In the case of a forecasted transaction that is no longer probable, the gain or loss is included in earnings immediately.

Income Taxes - The Company and the Bank file a consolidated federal income tax return. First Midwest Insurance Company files a separate federal company tax return. The provision for income taxes is based upon income in the financial statements, rather than amounts reported on the Company’s income tax return.

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

Earnings Per Share (“EPS”) - Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding plus all potential common shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s potential common shares represent shares issuable under its long-term incentive compensation plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

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

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” disclosure requirements, pro forma net income, and earnings per share are presented in the following table as if compensation cost for stock options, net of related tax effects, was determined under the fair value method and amortized to expense over the options’ vesting periods.

Pro Forma Net Income and Earnings Per Share

(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
Net income, as reported	$101,377	$99,136	$92,778
Less: pro forma expense related to options, net of tax	(1,661)	(1,295)	(1,564)

Pro forma net income	$99,716	$97,841	$91,214

Basic Earnings Per Share:
As reported	$2.22	$2.13	$1.99
Pro forma	$2.19	$2.11	$1.95

Diluted Earnings Per Share:
As reported	$2.21	$2.12	$1.97
Pro forma	$2.17	$2.09	$1.94

Weighted-average assumptions used in the model to determine the fair value of the options granted:
Risk-free interest rate	4.08%	2.61%	2.27%
Expected life of the option (in years)	6.0	3.0	3.5
Expected dividend yield	2.75%	2.66%	2.72%
Expected stock volatility	19%	19%	22%
Weighted-average fair value of options at their grant date	$6.11	$3.90	$3.58

The fair value of stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company’s stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends. In 2005, management adjusted the expected life of an option and the correlating risk-free interest rate to better reflect expected trends.

For additional details on the Company’s stock-based compensation plans see Note 16, “Stock-Based Compensation.”

Comprehensive Income - Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under U.S. GAAP bypass reported net income. The Company includes changes in unrealized gains or losses, net of tax, on securities available for sale and changes in the fair value of derivatives designated under cash flow hedges in other comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). FSP FAS 115-1 was issued to address the steps in determining when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. FSP FAS 115-1 discusses accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain quantitative and qualitative disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss when the impairment loss is deemed other-than-temporary, even if the decision to sell has not been made. FSP FAS 115-1 replaces the impairment evaluation guidance set forth in paragraphs 10-18 of Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”) and amends existing other-than-temporary impairment guidance, including that provided in FASB Statement No. 115, “Accounting for Debt and Equity Securities,” and APB 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. In addition to the guidance under FSP FAS 115-1, the disclosure requirements under EITF 03-1 remain in effect. The adoption of FSP FAS 115-1 is not expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

In December 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R established standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The statement also requires that the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow as required under existing accounting rules. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the required effective date of SFAS No. 123R to the beginning of the first annual period beginning after June 15, 2005. The Company will adopt SFAS No. 123R on January 1, 2006 using the modified prospective method. Under the modified prospective method, compensation cost will be recognized in the financial statements beginning January 1, 2006 based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to 2006.

The Company currently uses the intrinsic value method as permitted by APB 25 to account for its share-based payments to employees, and as such, generally recognizes no compensation expense for employee stock options. Accordingly, adopting

SFAS No. 123R will result in the Company recording compensation cost for employee stock options. Based on stock options granted through December 31, 2005 and stock options anticipated to be granted during 2006, the Company expects that the adoption of SFAS No. 123R would reduce 2006 net income by approximately $1.9 million, or $.04 per diluted share. Had the Company adopted stock option expensing in prior periods, the impact would have approximated that as presented in the SFAS No. 123 disclosure of pro-forma net income and earnings per share in Note 1, “Summary of Significant Accounting Policies.” Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modifications, repurchases, and cancellations of existing awards before and after the adoption of this standard.

On January 1, 2005, the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment through the reserve for loan losses. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The adoption of this standard had no impact on the Company’s financial condition, results of operations, or liquidity as no loans were purchased in 2005.

3. SECURITIES

Securities Portfolio

(Dollar amounts in thousands)

	December 31,
	2005				2004
	Amortized Cost	Gross Unrealized		Market Value	Amortized Cost	Gross Unrealized		Market Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury	$696	$—	$(3)	$693	$—	$—	$—	$—
U.S. Agency	41,546	—	(197)	41,349	141,928	357	(263)	142,022
Collateralized mortgage obligations	866,223	574	(13,438)	853,359	898,565	2,378	(8,177)	892,766
Other mortgage-backed	334,995	1,458	(6,157)	330,296	393,353	4,843	(1,479)	396,717
State and municipal	819,077	12,407	(7,923)	823,561	566,425	20,369	(1,794)	585,000
Other	237,258	615	(501)	237,372	163,057	28	(152)	162,933

Total	$2,299,795	$15,054	$(28,219)	$2,286,630	$2,163,328	$27,975	$(11,865)	$2,179,438

Securities Held to Maturity
U.S. Treasury	$—	$—	$—	$—	$1,025	$—	$(4)	$1,021
U.S. Agency	—	—	—	—	449	—	(1)	448
State and municipal	56,772	20	(1)	56,791	63,102	47	—	63,149

Total	$56,772	$20	$(1)	$56,791	$64,576	$47	$(5)	$64,618

Other securities available for sale include Federal Home Loan Bank stock, Federal Reserve Bank stock, Federal National Mortgage Association stock, and other marketable equity securities. The Federal Home Loan Bank stock and the Federal Reserve Bank stock are carried at cost.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of December 31, 2005 and 2004. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities In an Unrealized Loss Position

(Dollar amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2005
U.S. Treasury	$470	$3	$—	$—	$470	$3
U.S. Agency	9,779	118	31,570	79	41,349	197
Collateralized mortgage obligations	371,604	5,293	372,254	8,145	743,858	13,438
Other mortgage-backed securities	180,788	2,618	95,012	3,539	275,800	6,157
State and municipal	315,321	6,270	57,150	1,654	372,471	7,924
Other	19,838	162	35,976	339	55,814	501

Total	$897,800	$14,464	$591,962	$13,756	$1,489,762	$28,220

As of December 31, 2004
U.S. Treasury	$1,021	$4	$—	$—	$1,021	$4
U.S. Agency	52,269	264	—	—	52,269	264
Collateralized mortgage obligations	536,989	4,644	166,315	3,533	703,304	8,177
Other mortgage-backed securities	120,847	1,430	3,668	49	124,515	1,479
State and municipal	42,567	594	49,075	1,200	91,642	1,794
Other	23,605	152	—	—	23,605	152

Total	$777,298	$7,088	$219,058	$4,782	$996,356	$11,870

At December 31, 2005, gross unrealized gains in the securities portfolio totaled $15.1 million, and gross unrealized losses totaled $28.2 million, resulting in a net unrealized depreciation of $13.1 million. Unrealized losses on securities in an unrealized loss position for greater than 12 months totaled $13.8 million, with over 99% representing securities either issued by U.S. Government-sponsored enterprises, guaranteed by U.S. Government-owned agencies, or having investment grade ratings. The Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost. Management does not believe any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment.

The unrealized losses on the Company’s investment in U.S. Treasury securities, U.S. Agency securities, collateralized mortgage obligations, and other mortgage-backed securities were caused by increases in interest rates. These types of investments are either backed by U.S. Government-owned agencies or issued by U.S. Government-sponsored enterprises. Accordingly, the Company believes the credit risk embedded in these securities to be inherently nonexistent. The unrealized losses in the Company’s investment in state and municipal securities all relate to securities with investment grade ratings and were caused not by credit risk, but by interest rate increases. The unrealized losses in the Company’s investment in other securities consist of unrealized losses on corporate bonds and trust preferred stocks. The aggregate cost of the Company’s cost-method investments, which are also included in other securities, totaled $53.5 million at December 31, 2005 and consisted of Federal Home Loan Bank and Federal Reserve Bank stock. The contractual amounts of these securities are guaranteed. Since the declines in market value on the Company’s securities are attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

Remaining Contractual Maturity of Securities

(Dollar amounts in thousands)

	December 31, 2005
	Available for Sale		Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
One year or less	$191,481	$192,330	$18,787	$18,793
One year to five years	204,591	205,498	24,139	24,147
Five years to ten years	239,097	240,157	2,598	2,599
After ten years	383,251	384,951	11,248	11,252
Collateralized mortgage obligations	866,223	853,359	—	—
Other mortgage-backed securities	334,995	330,296	—	—
Equity securities	80,157	80,039	—	—

Total	$2,299,795	$2,286,630	$56,772	$56,791

Security Gains (Losses)

(Dollar amounts in thousands)

	Years ended December 31,
	2005	2004	2003
Proceeds from sales	$220,094	$467,928	$608,485
Gross realized gains	$3,560	$14,725	$4,134
Gross realized losses	(6,875)	(6,503)	(1,146)

Net realized (losses) gains	$(3,315)	$8,222	$2,988

Income tax (benefit) expense on net realized gains	$(1,293)	$3,207	$1,165

Of the $6.9 million in gross realized losses, $6.4 million was recognized in late December 2005 incident to the Company’s announced intention to sell approximately $212.0 million of certain underperforming collateralized mortgage obligations held in its available for sale securities portfolio. As of December 31, 2005, 55% of the securities were sold, with the remaining 45% to be sold in early January 2006. Included in gross realized losses for 2004 is $5.4 million in other-than-temporary impairment recognized on the Company’s investment in Federal National Mortgage Association preferred stock.

The carrying value of securities available for sale, securities held to maturity, and securities purchased under agreements to resell, which were pledged to secure deposits and for other purposes as permitted or required by law, totaled $1.6 billion at December 31, 2005 and $1.4 billion at December 31, 2004.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated stockholders’ equity on December 31, 2005 or 2004.

For additional details of the securities available for sale portfolio and the related impact of unrealized gains/(losses) thereon, see Note 13, “Comprehensive Income.”

4. LOANS

Loan Portfolio

(Dollar amounts in thousands)

	December 31,
	2005	2004
Commercial and industrial	$1,161,660	$1,146,168
Agricultural	131,689	107,059
Real estate – commercial	1,729,009	1,493,855
Real estate – construction	413,286	427,248
Consumer	727,261	868,436
Real estate - 1-4 family	143,286	92,512

Total loans	$4,306,191	$4,135,278

Total loans reported are net of deferred loan fees of $6.2 million at December 31, 2005 and $5.2 million at December 31, 2004 and include overdrawn demand deposits, totaling $8.7 million at December 31, 2005 and $13.2 million at December 31, 2004.

The Company primarily lends to consumers and small to mid-sized businesses in the market areas in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower. The Company believes that such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. As of December 31, 2005 and 2004, there were no significant loan concentrations with any single borrower, industry, or geographic segment.

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral to obtain prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws and the Company’s lending standards and credit monitoring procedures.

Book Value of Loans Pledged

(Dollar amounts in thousands)

	December 31,
	2005	2004
Loans pledged to secure:
Deposits	$25,181	$25,864
Federal Home Loan Bank advances	402,830	256,141

Total	$428,011	$282,005

Securitization Activity

In 2004, the Company securitized $74.2 million of real estate 1-4 family loans, converting the loans into mortgage-backed securities issued through the Federal Home Loan Mortgage Corporation. Accordingly, the securitized amounts were reclassified from loans to securities available-for-sale. The Company retained servicing responsibilities for the mortgages supporting these securities and collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. In 2004, the Company sold $56.4 million of these securities and recorded a pre-tax gain of $1.9 million from the sale. Mortgage loans serviced for and owned by third parties are not included in the Consolidated Statements of Condition. The unpaid principal balance of these loans totaled $57.1 million as of December 31, 2005 and $73.5 million as of December 31, 2004. The Company retains limited recourse, through November 30, 2011, for credit losses on $21.5 million of the loans securitized during 2004. The dollar amount of the potential recourse to the Company is capped at a certain percentage of the initial balance of the loans for which recourse exists. As of December 31, 2005, the liability for the expected costs related to this recourse agreement totaled $148,000.

5. RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve For Loan Losses

(Dollar amounts in thousands)

	Years Ended December 31,
	2005	2004	2003
Balance at beginning of year	$56,718	$56,404	$47,929
Loans charged-off	(10,961)	(15,081)	(12,105)
Recoveries of loans previously charged-off	1,706	2,472	2,555

Net loans charged-off	(9,255)	(12,609)	(9,550)
Provision for loan losses	8,930	12,923	10,805
Reserve of acquired bank	—	—	7,220

Balance at end of year	$56,393	$56,718	$56,404

A portion of the Company’s reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets. No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual and Past Due Loans

(Dollar amounts in thousands)

	December 31,
	2005	2004
Nonaccrual loans:
Impaired loans	$10,022	$17,200
Other nonaccrual loans (1)	1,968	1,997

Total nonaccrual loans	$11,990	$19,197

Loans past due 90 days and still accruing interest	$8,958	$2,658

(1)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

Impaired Loans

(Dollar amounts in thousands)

	Years Ended December 31,
	2005	2004	2003
Impaired loans:
With valuation reserve required (1)	$3,070	$6,851	$12,230
With no valuation reserve required	6,952	10,349	7,508

Total impaired loans	$10,022	$17,200	$19,738

Valuation reserve related to impaired loans	$2,727	$5,524	$4,167
Average impaired loans	$14,225	$19,207	$13,924
Interest income recognized on impaired loans (2)	$159	$107	$218

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.
(2)	Interest income recognized on impaired loans is recorded using the cash basis of accounting.

6. PREMISES, FURNITURE, AND EQUIPMENT

Premises, Furniture, and Equipment

(Dollar amounts in thousands)

	December 31,
	2005	2004
Land	$31,927	$29,969
Premises	101,517	96,020
Furniture and equipment	73,654	69,841

Total cost	207,098	195,830
Accumulated depreciation	(111,753)	(106,827)

Net book value	$95,345	$89,003

Depreciation expense on premises, furniture, and equipment totaled $8.8 million in 2005 and in 2004, and $8.4 million in 2003.

At December 31, 2005, the Company and the Bank were each obligated under certain noncancelable operating leases for premises and equipment, which expire at various dates through the year 2017. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2005, have initial or remaining noncancelable lease terms in excess of one year.

Operating Leases

(Dollar amounts in thousands)

Total
Year ending December 31,
2006	$1,741
2007	2,164
2008	2,189
2009	2,209
2010	2,254
2011 and thereafter	11,312

Total minimum lease payments	$21,869

Rental expense charged to operations amounted to $2.6 million in 2005, $2.2 million in 2004, and $2.0 million in 2003, including amounts paid under short-term cancelable leases. Occupancy expense has been reduced by rental income from premises leased to others in the amount of $294,000 in 2005, $274,000 in 2004, and $217,000 in 2003.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the Carrying Amount of Goodwill

(Dollar amounts in thousands)

	Years Ended December 31,
	2005	2004
Balance at beginning of year	$84,547	$83,735
Goodwill acquired from equity investment	1,415	—
Purchase accounting adjustments	—	812

Balance at end of year	$85,962	$84,547

Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations and adjustments to initial estimates recorded for transaction costs or exit liabilities. Goodwill is not amortized but is subject to impairment tests on at least an annual basis. The Company’s annual goodwill impairment test was performed as of October 1, 2005, and it was determined no impairment existed as of that date.

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

Other Intangible Assets

(Dollar amounts in thousands)

	December 31,
	2005				2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)
Other intangible assets:
Core deposit premium	$13,834	$3,966	$9,868	4.0	$13,834	$2,002	$11,832	6.4
Noncompete agreement	500	333	167	1.0	500	167	333	2.0

Total other intangible assets	$14,334	$4,299	$10,035	4.0	$14,334	$2,169	$12,165	6.2

Amortization expense of other intangible assets totaled $2.1 million in 2005 and 2004 and $38,000 in 2003. Amortization expense on other intangible assets is expected to total $2.1 million in 2006, $2.0 million in 2007, $1.9 million in 2008, and $1.5 million in 2009 and 2010.

8. DEPOSITS

Summary of Deposits

(Dollar amounts in thousands)

	December 31,
	2005	2004
Demand deposits	$976,557	$922,540
Savings deposits	566,288	644,664
NOW accounts	812,249	891,378
Money market deposits	685,112	691,648
Time deposits less than $100,000	1,523,506	1,236,370
Time deposits of $100,000 or more	584,120	518,778

Total deposits	$5,147,832	$4,905,378

Scheduled Maturities of Time Deposits

(Dollar amounts in thousands)

Total
Year ending December 31,
2006	$1,731,338
2007	264,588
2008	57,441
2009	39,890
2010	14,296
2011 and thereafter	73

Total	$2,107,626

9. BORROWED FUNDS

Summary of Borrowed Funds

(Dollar amounts in thousands)

	December 31,
	2005	2004
Securities sold under agreements to repurchase	$406,057	$404,589
Federal funds purchased	340,000	300,000
Federal Home Loan Bank advances	548,475	513,743

Total borrowed funds	$1,294,532	$1,218,332

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Condition. Repurchase agreements are secured by U.S. Treasury and U.S. Agency securities and, if required, are held in third party pledge accounts. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2005, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders’ equity.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) and has access to term financing from the FHLB. These advances are secured by qualifying residential and multi-family mortgages and mortgage-related securities. At December 31, 2005, all advances from the FHLB are fixed rate with interest payable monthly.

Maturity and Rate Schedule for FHLB Advances

(Dollar amounts in thousands)

	December 31, 2005		December 31, 2004
Maturity	Advance Amount	Rate (%)	Advance Amount	Rate (%)
March 16, 2005	$—	—	$25,000	1.23
March 31, 2006	—	—	48,000	1.27
April 15, 2005	—	—	67,000	1.47
April 29, 2005	—	—	25,000	1.78
May 2, 2005	—	—	50,000	1.76
May 13, 2005	—	—	50,000	1.58
October 3, 2005	—	—	50,000	1.85
October 3, 2005	—	—	50,000	1.82
October 31, 2005	—	—	75,000	2.10
December 19, 2005	—	—	25,000	2.17
December 19, 2005	—	—	12,000	2.03
January 4, 2006	100,000	4.26	—	—
January 4, 2006	37,000	4.15	—	—
January 6, 2006	100,000	3.81	—	—
March 15, 2006	14,900	1.70	14,900	1.70
May 2, 2006	75,000	3.60	—	—
May 30, 2006	3,000	2.06	3,000	2.06
July 24, 2006	5,056	4.25	5,151	4.17
October 31, 2006	100,000	4.53	—	—
November 3, 2006	100,000	4.61	—	—
January 15, 2008 (1)	10,519	4.71	10,692	4.63
May 28, 2008	3,000	2.77	3,000	2.77

	$548,475	4.11	$513,743	1.81

(1)	Callable quarterly, in whole or in part, at the discretion of the Federal Home Loan Bank of Chicago.

Other borrowed funds consist of term federal funds purchased, treasury tax and loan deposits, and short-term credit arrangements with unaffiliated banks and are generally repaid daily. None of the Company’s borrowings have any related compensating balance requirements that restrict the usage of Company assets.

Exclusive of the Federal Reserve Bank’s primary credit program, the Company had unused short-term credit lines available for use of $985.0 million at December 31, 2005 and $917.8 million at December 31, 2004.

10. JUNIOR SUBORDINATED DEBENTURES

In 2003, the Company formed First Midwest Capital Trust I (“FMCT I”), a statutory business trust, organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole assets of the trust. The trust preferred securities of the trust represent preferred beneficial interests in the assets of the trust and are subject to mandatory redemption, in whole or in part, upon payment of the junior subordinated debentures held by the trust. The common securities of the trust are wholly owned by the Company. The trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The Company’s obligations under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of the trust’s obligations under the trust securities issued by the trust. The guarantee covers the distributions and payments on liquidation or redemption of the trust preferred securities, but only to the extent of funds held by the trust.

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), FMCT I qualifies as a variable interest entity for which the Company is not the primary beneficiary and therefore ineligible for consolidation. Accordingly, the trust is not consolidated in the Company’s financial statements. The subordinated debentures issued by the Company to the trust are reflected in the Company’s Consolidated Statement of Condition as “junior subordinated debentures” with the corresponding interest distributions recorded as interest expense. The common shares issued by the trust are included in other assets in the Company’s Consolidated Statements of Condition.

The trust preferred securities are tax-advantaged issues and qualify as Tier 1 capital for the Company under Federal Reserve Board (“FRB”) guidelines. On March 1, 2005, the FRB issued rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the final rules, after a five-year transition period, the aggregate amount of trust preferred securities and certain other qualifying capital elements will retain a limit of 25% of Tier 1 capital elements, but net of goodwill and other qualifying intangible assets. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on current levels of capital and trust preferred securities, these new rules would have no impact on the Company’s Tier 1 capital. Refer to Note 18, “Regulatory and Capital Matters,” for additional details regarding risk-based capital ratios.

Common Stock, Preferred Securities, and Related Debentures

(Dollar amounts in thousands)

Issuance trust	First Midwest Capital Trust I
Issuance date	November 18, 2003
Common shares issued	3,866
Trust preferred securities issued (1)	125,000
Coupon rate (2)	6.95%
Maturity	December 1, 2033
Principal amount of debentures (3):
As of December 31, 2005	$130,092
As of December 31, 2004	$129,294

(1)	The trust preferred securities accrue distributions at a rate equal to the interest rate and maturity identical to that of the related debentures. The trust preferred securities will be redeemed upon maturity of the related debentures.
(2)	The coupon rate is fixed with distributions payable semi-annually. The Company has the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided no extension period may extend beyond the stated maturity of the debentures. During such extension period, distributions on the trust preferred securities will also be deferred, and the Company’s ability to pay dividends on its common stock will be restricted.
(3)	The Company has the right to redeem its debentures: (i) in whole or in part at any time and (ii) in whole at any time within 90 days after the occurrence of a “Tax Event,” an “Investment Company Act Event,” or a “Regulatory Capital Event,” (as defined in the indenture pursuant to which the debentures were issued), subject to regulatory approval. If the debentures are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments from the redemption date to the maturity date discounted at the Adjusted Treasury Rate (as defined in the indenture), plus any accrued but unpaid interest. Included in the carrying value are unamortized discounts of $139,900 at December 31, 2005 and $144,900 at December 31, 2004 and a basis adjustment related to fair value hedges of $1.4 million as of December 31, 2005 and $572,400 as of December 31, 2004. Refer to Note 11, “Derivative Instruments and Hedging Activities.”

The Company effectively converted $25 million in 2004 and an additional $12.5 million in 2005 of the debentures to a floating-rate basis with the use of interest rate swaps. The swaps qualify as fair value hedges, and, in accordance with SFAS No. 133, the carrying value of the debentures was adjusted by the change in its fair value since designation as a hedged liability. Refer to Note 11, “Derivative Instruments and Hedging Activities.”

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. For a detailed discussion on the Company’s accounting policies related to derivative instruments, refer to Note 1, “Summary of Significant Accounting Policies.” The Company usually designates derivative instruments used to manage interest rate risk into hedge relationships with the specific assets, liabilities, or cash flows being hedged. Some derivative instruments used for interest rate risk management may not be designated as part of a hedge relationship if the derivative instrument has been moved out of a hedge relationship because the hedge was deemed not effective or if operational or cost constraints make it prohibitive to apply hedge accounting.

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

As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk is the adverse effect a change in interest rates, currency, equity prices, or implied volatility has on the value of a financial instrument. Market risk associated with changes in interest rates is managed by establishing and monitoring limits as to the degree of risk that may be undertaken as part of the Company’s overall market risk monitoring process, which includes the use of net interest income and economic value of equity simulation methodologies. This process is carried out by the Company’s Asset Liability Management Committee. See further discussion of this process in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-K.

Credit risk occurs when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivatives, applying uniform credit standards maintained for all activities with credit risk, and collateralizing gains. The Company maintains a policy limiting credit exposure to any one counterparty to not more than 2.5% of stockholders’ equity. Additionally, the Company has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. On December 31, 2005, these collateral agreements covered 100% of the market value of the Company’s interest rate swaps outstanding. Net losses with counterparties must be collateralized, at the Company’s discretion, with either cash or U.S. Government and U.S. Government sponsored agency securities. No cash or other collateral was required to be pledged as of December 31, 2005. As of December 31, 2004, the Company pledged cash of $123,000 to collateralize net losses with counterparties.

Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations and expected lives presented in the following table are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31, 2005 and 2004.

Fair Value Hedge - During 2005 and 2004, the Company hedged the fair value of fixed rate real estate commercial loans through the use of pay fixed, receive variable interest rate swaps. The Company also hedged the fair value of fixed rate, junior subordinated debentures through the use of pay variable, receive fixed interest rate swaps. The Company recognized no ineffectiveness on its fair value hedges, and no gains or losses were recognized related to components of derivative instruments that were excluded from the assessment of hedge ineffectiveness during 2005 and 2004.

Cash Flow Hedges - During 2005 and 2004, the Company hedged cash flow variability related to certain indexed deposit and loan accounts through the use of interest rate swaps. The Company recognized no ineffectiveness on its cash flow hedges, and no gains or losses were recognized related to components of derivative instruments that were excluded from the assessment of hedge ineffectiveness during 2005 and 2004.

Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. Accumulated other comprehensive income included a deferred after-tax net loss of $253,000 at December 31, 2005 and a deferred after-tax net gain of $287,000 at December 31, 2004 for the derivatives used to hedge changes in cash flows. See Note 13, “Comprehensive Income,” for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in other comprehensive income at December 31, 2005 related to the derivatives used to hedge changes in cash flows is projected to be reclassified into interest expense (income) in conjunction with the recognition of interest payments (receipts) on funding products through August 2006, with the full unrealized net loss expected to be reclassified within the next year. Pretax gains of $495,000 in 2005 and pretax losses of $599,000 in 2004 were reclassified into interest expense as adjustments to interest payments on variable-rate funding products.

Other Derivative Activities - The Company’s derivative portfolio also includes derivative instruments not designated in a hedge relationship. Those instruments include commitments to originate and commitments to sell real estate 1-4 family mortgage loans held for sale. The effect of the mortgage loan commitments was not material for any period presented. The Company does not enter into derivative transactions for purely speculative purposes.

Interest Rate Derivatives Portfolio

(Dollar amounts in thousands)

	December 31,
	2005	2004	2003
Fair Value Hedges
Notional amount outstanding	$49,166	$42,527	$1,923
Weighted-average interest rate paid	6.36%	4.23%	2.75%
Weighted-average interest rate received	5.64%	5.26%	1.32%
Weighted-average maturity (in years)	22.18	18.97	4.38
Derivative asset fair value	$1,512	$443	$38

Cash Flow Hedges
Notional amount outstanding	$95,000	$120,000	$75,000
Weighted-average interest rate paid	3.63%	2.34%	2.30%
Weighted-average interest rate received	3.90%	1.92%	1.14%
Weighted-average maturity (in years)	0.46	0.91	1.66
Derivative (liability) asset fair value	$(414)	$471	$(538)

12. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings Per Share

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Basic earnings per share:
Net income	$101,377	$99,136	$92,778
Average common shares outstanding	45,567	46,469	46,671
Basic earnings per share	$2.22	$2.13	$1.99
Diluted earnings per share:
Net income	$101,377	$99,136	$92,778
Average common shares outstanding	45,567	46,469	46,671
Dilutive effect of stock options	326	391	311

Diluted average common shares outstanding	45,893	46,860	46,982

Diluted earnings per share	$2.21	$2.12	$1.97

Options for which the exercise price of the option is greater than the average market price of the Company’s common stock are antidilutive and, therefore, not included in the computation of diluted earnings per share. Antidilutive shares excluded from diluted earnings per share totaled 126,600 shares for 2005, 21,200 shares for 2004, and 369,700 shares for 2003.

13. COMPREHENSIVE INCOME

Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders’ equity that are not considered part of net income. Currently, the Company’s components of other comprehensive income are the unrealized (losses) gains on securities available for sale and on certain derivatives utilized in cash flow hedging strategies.

Components of Other Comprehensive Income

(Dollar amounts in thousands)

	Years Ended December 31,
	2005	2004	2003
Unrealized holding (losses) on available for sale securities arising during the period:
Unrealized net (losses)	$(32,595)	$(29,857)	$(8,534)
Related tax (benefit)	(12,711)	(11,644)	(3,327)

Net	(19,884)	(18,213)	(5,207)

Less: Reclassification adjustment for net (losses) gains realized during the period:
Realized net (losses) gains on available for sale securities	(3,319)	8,104	2,988
Related tax (benefit) expense	(1,294)	3,161	1,166

Net	(2,025)	4,943	1,822

Net unrealized holding (losses) on available for sale securities	(17,859)	(23,156)	(7,029)

Unrealized holding (losses) gains on derivatives used in cash flow hedging relationships arising during the year:
Unrealized net (losses) gains	(390)	410	(502)
Related tax (benefit) expense	(151)	160	(195)

Net	(239)	250	(307)

Less: Amounts reclassified to interest expense:
Realized net gains (losses) on cash flow hedges	495	(599)	(1,027)
Realized tax expense (benefit)	194	(234)	(400)

Net	301	(365)	(627)

Net unrealized holding (losses) gains on derivatives used in cash flow hedging relationships	(540)	615	320

Total other comprehensive (loss)	$(18,399)	$(22,541)	$(6,709)

Activity in Accumulated Other Comprehensive Income (Loss)

(Dollar amounts in thousands)

	Years Ended December 31,
	Accumulated Unrealized Gains (Losses) on Securities Available for Sale	Accumulated Unrealized (Losses) Gains on Hedging Activities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2002	$40,013	$(648)	$39,365
2003 change	(7,029)	320	(6,709)

Balance, December 31, 2003	32,984	(328)	32,656
2004 change	(23,156)	615	(22,541)

Balance, December 31, 2004	9,828	287	10,115
2005 change	(17,859)	(540)	(18,399)

Balance, December 31, 2005	$(8,031)	$(253)	$(8,284)

14. INCOME TAXES

Components of Income Taxes

(Dollar amounts in thousands)

	Years Ended December 31,
	2005	2004	2003
Current tax expense (benefit):
Federal	$35,034	$32,318	$28,850
State	369	(1,992)	(26)

Total	35,403	30,326	28,824

Deferred tax expense (benefit):
Federal	134	1,012	907
State	(1,085)	1,510	1,158

Total	(951)	2,522	2,065

Total income tax expense	$34,452	$32,848	$30,889

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded.

Deferred Tax Assets and Liabilities

(Dollar amounts in thousands)

	December 31,
	2005	2004
Deferred tax assets:
Reserve for loan losses	$19,738	$19,851
Unrealized losses	3,550	2,405
Deferred income	1,635	—
Accrued retirement benefits	1,310	1,523
State tax benefits	1,050	345
Other	2,258	2,095

Total deferred tax assets	29,541	26,219

Deferred tax liabilities:
Purchase accounting adjustments and intangibles	(3,650)	(3,645)
Dividends receivable	(7,743)	(6,386)
Deferred loan fees	(4,756)	(4,530)
Bond discount accretion	(1,056)	(765)
Other	(2,271)	(1,779)

Total deferred tax liabilities	(19,476)	(17,105)

Net deferred tax assets	10,065	9,114
Tax effect of adjustments related to other comprehensive income	5,312	(6,467)

Net deferred tax assets including adjustments	$15,377	$2,647

At December 31, 2005, the Company had state net operating loss carryforwards of $14.5 million, which are available to offset future taxable income. These net operating losses will expire in 2016.

Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Condition. Management believes that it is more likely than not that the deferred tax assets will be fully realized, therefore no valuation allowance has been recorded as of December 31, 2005 or 2004.

Components of Effective Tax Rate

	Years Ended December 31,
	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income, net of interest expense disallowance	(7.4)%	(8.2)%	(8.9)%
State income tax, net of federal tax effect	(0.3)%	(0.2)%	0.1%
Other, net	(1.9)%	(1.7)%	(1.2)%

Effective tax rate	25.4%	24.9%	25.0%

As of December 31, 2005, 2004, and 2003, the Company’s retained earnings includes an appropriation for an acquired thrift’s tax bad debt reserves of approximately $2.5 million for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.

15. EMPLOYEE BENEFIT PLANS

Savings and Profit Sharing Plan - The Company has a defined contribution retirement savings plan (the “Plan”) which allows qualified employees, at their option, to make contributions up to 15% of pre-tax base salary through salary deductions under Section 401(k) of the Internal Revenue Code. At the employees’ direction, employee contributions are invested among a variety of investment alternatives. For employees who make voluntary contributions to the Plan, the Company contributes an amount equal to 2% of the employee’s compensation. The Plan also permits the Company to distribute a discretionary profit-sharing component. The Company’s matching contribution vests immediately, while the discretionary component gradually vests over a period of 7 years based on the employee’s years of service. The cost of providing this plan was $4.4 million in 2005, $4.3 million in 2004, and $4.1 million in 2003. The number of shares of the Company common stock held by the Plan was 1,832,313 at December 31, 2005 and 1,784,808 at December 31, 2004. The fair value of Company shares held by the Plan was $64.2 million at December 31, 2005 and $64.8 million at December 31, 2004. The Plan received $1.7 million in dividends during 2005 and $1.6 million during 2004.

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

Pension Plan’s Cost and Obligations

(Dollar amounts in thousands)

	December 31,
	2005	2004
Accumulated benefit obligation	$32,820	$27,007

Change in benefit obligation:
Projected benefit obligation at beginning of year	$40,438	$33,561
Service cost	4,419	4,123
Interest cost	2,380	2,090
Actuarial losses	2,768	2,867
Benefits paid	(1,887)	(2,203)

Projected benefit obligation at end of year	$48,118	$40,438

	December 31,
	2005	2004
Change in plan assets:
Fair value of plan assets of beginning of year	$29,517	$24,367
Actual return on plan assets	2,089	2,468
Benefits paid	(1,887)	(2,203)
Employer contributions	6,300	4,885

Fair value of plan assets at end of year	$36,019	$29,517

Reconciliation of funded status:
Funded status	$(12,099)	$(10,921)
Unamortized prior service cost	25	32
Unrecognized net actuarial losses	18,469	15,693

Net amount recognized	$6,395	$4,804

Amounts recognized in the consolidated statements of condition consist of:
Prepaid benefit cost	$6,395	$4,804

Weighted-average assumptions at the end of the year used to determine the actuarial present value of the projected benefit obligation:
Discount rate	5.75%	6.00%
Rate of compensation increase	4.50%	4.50%

Net Periodic Benefit Pension Expense

(Dollar amounts in thousands)

	Years Ended December 31,
	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$4,419	$4,123	$3,218
Interest cost	2,380	2,090	1,770
Expected return on plan assets	(3,041)	(2,474)	(2,168)
Recognized net actuarial loss	944	768	402
Amortization of prior service cost	7	8	8

Net periodic cost	$4,709	$4,515	$3,230

Weighted-average assumptions used to determine the net periodic cost:
Discount rate	6.00%	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%	8.75%
Rate of compensation increase	4.50%	4.50%	4.50%

Pension Plan Asset Allocation

	Target Allocation 2006	Percentage of Plan Assets
		2005	2004
Asset Category:
Equity securities	50-60%	60%	59%
Fixed income	30-45%	34%	28%
Cash equivalents	2-10%	6%	13%

Total		100%	100%

Unrecognized net actuarial losses - To the extent the cumulative actuarial losses exceed 10% of the greater of the benefit obligation or the market-related value of the Pension Plan assets, the Company’s policy for recognizing the Pension Plan’s unrecognized net actuarial losses into income is to amortize the actuarial losses over the future working life of the Pension Plan participants. The recognized net actuarial loss is a component of the net periodic benefit cost. Amortization of the unrecognized net actuarial losses is not expected to have a material impact on the Company’s future results of operations, financial position, or liquidity.

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

Investment policy and strategy – The investment objective of the Plan is to maximize the return on Plan assets over a long time horizon, while meeting the Plan obligations. In establishing its investment policies and asset allocation strategies, the Company considers expected returns and the volatility associated with different strategies. The policy, as established by the Committee, is to provide for growth of capital with a moderate level of volatility by investing assets per the target allocations stated above. The Committee decided to invest in traditional publicly traded securities and not alternative asset classes such as private equity, hedge funds, and real estate. The assets are reallocated as needed by the fund manager to meet the above target allocations, and the investment policy is reviewed on a quarterly basis, under the advisement of a certified investment advisor, to determine if the policy should be changed.

Based on the actuarial assumptions, the Company expects to make $4.7 million in employer contributions to the Pension Plan in 2006. Estimated future pension benefit payments, which reflect expected future service, for fiscal years 2006 through 2015, are as follows.

Estimated Future Pension Benefit Payments

(Dollar amounts in thousands)

December 31, 2005 Total
Year ending December 31,
2006	$386
2007	526
2008	731
2009	817
2010	892
2011-2015	8,304

16. STOCK-BASED COMPENSATION

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

Since the inception of the Omnibus Plan, in February of each year, certain key employees have been granted nonqualified stock options. The option exercise price is set at the fair market value of the Company common stock on the date the options are granted. All options have a term of ten years from the date of grant and vest over three years (subject to accelerated vesting in connection with death, disability or a change-in-control, as defined in the Omnibus Plan), with 50% exercisable after two years from the date of grant and the remaining 50% exercisable three years after the grant date.

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

Nonqualified Stock Option Transactions

(Number of shares in thousands)

	Years ended December 31,
	2005		2004		2003
	Options	Average Exercise Price	Options	Average Exercise Price	Options	Average Exercise Price
Outstanding at beginning of year	2,052	$26.82	2,130	$23.17	2,063	$21.88
Granted	549	33.84	634	33.91	575	26.55
Exercised	(272)	27.99	(659)	21.63	(469)	21.33
Forfeited	(5)	33.33	(49)	29.65	(31)	26.26
Expired	(5)	36.66	(4)	32.43	(8)	27.95

Outstanding at end of year	2,319	$28.31	2,052	$26.82	2,130	23.17

Exercisable at end of year	1,223	$25.01	899	$22.31	1,074	$19.87

Options Outstanding and Exercisable

(Number of shares in thousands)

	December 31, 2005
	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number	Average Life (1)	Average Exercise Price	Number	Average Exercise Price
$12.16 - $22.50	596	3.64	$19.89	596	$19.89
$24.57 - $28.69	626	6.71	27.16	413	27.62
$28.70 - $32.83	446	7.44	32.52	87	31.69
$32.84 - $38.38	651	8.12	34.24	127	36.02

Total	2,319	6.46	$28.31	1,223	$25.01

(1)	Represents the average contractual life remaining in years.

17. STOCKHOLDER RIGHTS PLAN

On February 15, 1989, the Board of Directors of the Company adopted a Stockholder Rights Plan. Pursuant to that Plan, the Company declared a dividend, paid March 1, 1989, of one right (“Right”) for each outstanding share of the Company common stock held on record on March 1, 1989 pursuant to a Rights Agreement dated February 15, 1989. The Rights Agreement was amended and restated on November 15, 1995 and again on June 18, 1997 to exclude an acquisition. As amended, each right entitles the registered holder to purchase from the Company 1/100 of a share of Series A Preferred Stock for a price of $150, subject to adjustment. The Rights will be exercisable only if a person or group has acquired, or announces the intention to acquire, 10% or more of the Company’s outstanding shares of common stock. The Company is entitled to redeem each Right for $0.01, subject to adjustment, at any time prior to the earlier of the tenth business day following the acquisition by any person or group of 10% or more of the outstanding shares of the Company common stock, or the expiration date of the Rights. The rights agreement was amended on November 14, 2005 to extend the expiration date to November 15, 2015.

As a result of the Rights distribution, 600,000 of the 1,000,000 shares of authorized preferred stock were reserved for issuance as Series A Preferred Stock.

18. REGULATORY AND CAPITAL MATTERS

The Company and its subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Bank is required to maintain reserves against deposits. Reserves are held either in the form of vault cash or non-interest-bearing balances maintained with the Federal Reserve Bank and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances totaling $39.1 million at December 31, 2005 and $75.9 million at December 31, 2004 were maintained in fulfillment of these requirements.

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

The principal source of cash flow for the Company is dividends from its banking and other subsidiaries. Various federal and state banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by the Bank. Future payment of dividends by the subsidiaries is dependent upon individual regulatory capital requirements and levels of profitability. Without prior regulatory approval, the Bank can initiate aggregate dividend payments in 2006 of $32.0 million plus an additional amount equal to their net profits for 2006, as defined by statute, up to the date of any such dividend declaration. Since the Company is a legal entity, separate and distinct from its subsidiaries, the dividends of the Company are not subject to such bank regulatory guidelines.

The Company and the Bank are also subject to various capital requirements set up and administered by the federal banking agencies. Under capital adequacy guidelines, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components of capital and assets, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. As of December 31, 2005, the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Federal Reserve Board (“FRB”), the primary regulator of the Company and the Bank, establishes minimum capital requirements that must be met by member institutions. As of December 31, 2005, the most recent regulatory notification classified the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification.

The following table presents the Company’s and the Bank’s measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as adequately capitalized and as “well capitalized.”

Summary of Capital Ratios

(Dollar amounts in thousands)

	First Midwest Actual		For Capital Adequacy Purposes		“Well Capitalized” for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2005:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$637,786	11.76%	$433,946	8.00%	$542,433	10.00%
First Midwest Bank	582,362	10.79	431,676	8.00	539,596	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	581,393	10.72	216,973	4.00	325,460	6.00
First Midwest Bank	525,969	9.75	215,838	4.00	323,757	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	581,393	8.16	213,777	3.00	356,296	5.00
First Midwest Bank	525,969	7.41	212,905	3.00	354,842	5.00

	First Midwest Actual		For Capital Adequacy Purposes		“Well Capitalized” for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2004:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$607,028	11.52%	$421,402	8.00%	$526,753	10.00%
First Midwest Bank	554,449	10.58	419,391	8.00	524,239	10.00
Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	550,310	10.45	210,701	4.00	316,052	6.00
First Midwest Bank	497,731	9.49	209,695	4.00	314,543	6.00
Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	550,310	8.16	202,312	3.00	337,186	5.00
First Midwest Bank	497,731	7.41	201,496	3.00	335,826	5.00

As discussed in Note 10, “Junior subordinated debentures,” the capital securities issued by FMCT I qualify as Tier 1 capital for the Company under FRB guidelines. On March 1, 2005, the FRB issued rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under these rules, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25% of Tier 1 capital elements, but net of goodwill and other qualifying intangible assets. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on current levels of capital and trust preferred securities, these new rules would have no impact on the Company’s Tier 1 capital. As of December 31, 2005, the Company’s capital elements totaled $677.4 million, of which $125.0 million, or 18.5%, were attributable to the capital securities.

19. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

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

Contractual or Notional Amounts of Financial Instruments

(Dollar amounts in thousands)

	December 31,
	2005	2004
Commitments to extend credit:
Home equity lines	$294,623	$282,247
All other commitments	1,186,761	1,099,025

Letters of credit:
Standby	142,463	128,799
Commercial	1,820	4,981
Recourse on assets securitized	21,469	26,365

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements is represented by the contractual amount of the commitment. The carrying value of the Company’s standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $752,000 as of December 31, 2005 and $770,000 as of December 31, 2004. As of December 31, 2005, standby letters of credit had a remaining weighted-average term of approximately 16.1 months, with remaining actual lives ranging from less than 1 year to 9.9 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in 2004, the Company is obligated by agreement to repurchase at recorded value any nonperforming loans, defined as loans past due greater than 90 days. The aggregate recorded value of securitized loans subject to this recourse obligation was $21.5 million as of December 31, 2005 and $26.4 million as of December 31, 2004. Per its agreement, the Company’s recourse obligations will end on November 30, 2011. The carrying value of the Company’s recourse liability, which is included in other liabilities in the Consolidated Statements of Condition, totaled $148,000 as of December 31, 2005 and December 31, 2004.

Legal Proceedings

As of December 31, 2005, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of December 31, 2005.

20. VARIABLE INTEREST ENTITIES

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

The Company owns 100% of the common stock of a business trust that was formed in November 2003 to issue trust preferred securities to third party investors. The trust’s only assets as of December 31, 2005 were the $128.7 million principal balance of the debentures issued by the Company and the related interest receivable of $746,000 that were acquired by the trust using proceeds from the issuance of preferred securities and common stock. The trust meets the definition of a VIE, but the Company is not the primary beneficiary of the trust. Accordingly, the trust is not consolidated in the Company’s financial statements. The subordinated debentures issued by the Company to the trust are reflected in the Company’s Consolidated Statements of Condition as “Junior subordinated debentures.”

The Company holds interests in 19 trust preferred capital security issuances. Although these investments may meet the definition of a VIE, the Company is not the primary beneficiary. The Company accounts for its interest in these investments as available for sale securities. The Company’s maximum exposure to loss is limited to its investment in these VIEs, which at December 31, 2005 had a total book value of $1.7 million and market value of $1.6 million.

The Company has a significant limited partner interest in 12 low-income housing tax credit partnerships and limited liability corporations, which were acquired at various times from 1997 to 2004. These entities meet the definition of a VIE. Since the

Company is not the primary beneficiary of the entities, it will continue to account for its interest in these partnerships on the cost method. Exposure to loss as a result of its involvement with these entities is limited to the approximately $5.2 million book basis of the Company’s investment, less $3.8 million that the Company is obligated to pay but has not yet funded.

21. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. GAAP requires disclosure of the estimated fair values of certain financial instruments, both assets and liabilities, on and off-balance sheet, for which it is practical to estimate the fair value. Because the estimated fair values provided herein exclude disclosure of the fair value of certain other financial instruments and all non-financial instruments, any aggregation of the estimated fair value amounts presented would not represent the underlying value of the Company. Examples of non-financial instruments having significant value include the future earnings potential of significant customer relationships and the value of the Company’s trust division operations and other fee-generating businesses. In addition, other significant assets including property, plant and equipment, and goodwill are not considered financial instruments and, therefore, have not been valued.

Various methodologies and assumptions have been utilized in management’s determination of the estimated fair value of the Company’s financial instruments, which are detailed below. The fair value estimates are made at a discrete point in time based upon relevant market information. Because no market exists for a significant portion of these financial instruments, fair value estimates are based on judgments regarding future expected economic conditions, loss experience, and risk characteristics of the financial instruments. These estimates are subjective, involve uncertainties, and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used in estimating the fair value of financial instruments.

Short-Term Financial Assets and Liabilities – For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks, funds sold and other short-term investments, mortgages held for sale, corporate owned life insurance, accrued interest receivable, and accrued interest payable.

Securities Available for Sale and Held to Maturity - The fair value of securities is based upon quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans - The fair value of loans was estimated using present value techniques by discounting the future cash flows of the remaining maturities of the loans, and, when applicable, prepayment assumptions were considered based on historical experience and current economic and lending conditions. The discount rate was based upon the London Interbank Offering Rate (“LIBOR”) yield curve, with rate adjustments for liquidity and credit risk. The primary impact of credit risk on the present value of the loan portfolio, however, was accommodated through the use of the reserve for loan losses, which is believed to represent the current fair value of probable future losses for purposes of the fair value calculation.

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

Junior Subordinated Debentures - The fair value of junior subordinated debentures was determined using available market quotes.

Derivative Assets and Liabilities - The fair value of derivative instruments are based either on cash flow projection models acquired from third parties or observable market price.

Standby Letters of Credit – The fair value of standby letters of credit represent deferred fees arising from the related off-balance sheet financial instruments. These deferred fees approximate the fair value of these instruments and are based upon several factors, including the remaining terms of the agreement and the credit standing of the customer.

Commitments - Given the limited interest rate exposure posed by the commitments outstanding at year-end due to their general variable nature, combined with the general short-term nature of the commitment periods entered into, termination clauses provided in the agreements, and the market rate of fees charged, the Company has estimated the fair value of commitments outstanding to be immaterial.

Financial Instruments

(Dollar amounts in thousands)

	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$157,070	$157,070	$119,880	$119,880
Funds sold and other short-term investments	1,607	1,607	330	330
Mortgages held for sale	4,301	4,301	4,251	4,251
Securities available for sale	2,286,630	2,286,630	2,179,438	2,179,438
Securities held to maturity	56,772	56,791	64,576	64,618
Loans, net of reserve for loan losses	4,249,798	4,192,316	4,078,560	4,075,674
Accrued interest receivable	41,668	41,668	30,169	30,169
Investment in corporate owned life insurance	156,441	156,441	151,359	151,359
Derivative assets	1,512	1,512	914	914

Financial Liabilities:
Deposits	$5,147,832	$5,125,548	$4,905,378	$4,904,777
Borrowed funds	1,294,532	1,292,715	1,218,332	1,215,089
Junior subordinated debentures	130,092	140,972	129,294	140,451
Accrued interest payable	13,193	13,193	7,036	7,036
Derivative liabilities	414	414	—	—
Standby letters of credit	752	752	770	770

22. SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental Disclosures to the Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Years Ended December 31,
	2005	2004	2003
Income taxes paid	$32,338	$24,543	$30,573
Interest paid to depositors and creditors	124,693	86,270	82,988
Non-cash transfers of loans to foreclosed real estate	1,326	4,156	2,677
Dividends declared but unpaid	12,502	11,093	10,264
Non-cash transfer of loans to securities available-for-sale	—	74,191	—

23. RELATED PARTY TRANSACTIONS

The Company, through the Bank, has made loans and had transactions with certain of its directors and executive officers. However, all such loans and transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. The Securities and Exchange Commission has determined that, with respect to the Company and its significant subsidiaries, disclosure of borrowings by directors and executive officers and certain of their related interests should be made if the loans are greater than 5% of stockholders’ equity, in the aggregate. These loans aggregating $5.2 million at December 31, 2005 and $2.3 million at December 31, 2004 were not greater than 5% of stockholders’ equity at December 31, 2005 or 2004, respectively.

24. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company.

Statements of Condition

(Parent Company only)

(Dollar amounts in thousands)

	December 31,
	2005	2004
Assets
Cash and interest-bearing deposits	$64,328	$59,867
Investment in and advances to subsidiaries	604,111	596,428
Goodwill	10,358	8,943
Other intangible assets	167	334
Other assets	27,343	24,765

Total assets	$706,307	$690,337

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$130,092	$129,294
Accrued expenses and other liabilities	32,147	29,005
Stockholders’ equity	544,068	532,038

Total liabilities and stockholders’ equity	$706,307	$690,337

Statements of Income

(Parent Company only)

(Dollar amounts in thousands)

	Years ended December 31,
	2005	2004	2003
Income
Dividends from subsidiaries	$84,980	$99,320	$54,160
Interest income	1,293	636	477
Security transactions and other income	1,155	1,512	15

Total income	87,428	101,468	54,652

Expenses
Interest expense	9,014	9,015	1,082
Salaries and employee benefits	3,706	4,337	4,215
Amortization of intangible assets	167	324	—
Other expenses	4,457	4,591	2,812

Total expenses	17,344	18,267	8,109

Income before income tax expense and equity in undistributed income of subsidiaries	70,084	83,201	46,543
Income tax benefit	5,211	6,249	2,948

Income before undistributed income of subsidiaries	75,295	89,450	49,491
Equity in undistributed income of subsidiaries	26,082	9,686	43,287

Net income	$101,377	$99,136	$92,778

Statements of Cash Flows

(Parent Company only)

(Dollar amounts in thousands)

	Years ended December 31,
	2005	2004	2003
Operating Activities
Net income	$101,377	$99,136	$92,778
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiaries	(26,082)	(9,686)	(43,287)
Depreciation of premises, furniture, and equipment	21	48	49
Net (gains) on sales of securities	(4)	(47)	—
Tax benefit from employee exercises of nonqualified stock options	972	1,362	920
Net amortization of other intangibles	167	323	—
Net (increase) decrease in other assets	(3,937)	1,825	(17,462)
Net increase in other liabilities	2,606	2,388	15,818

Net cash provided by operating activities	75,120	95,349	48,816

Investing Activities
Purchases of securities available for sale	(76)	(236)	(9,035)
Proceeds from sales of securities available for sale	141	233	—
Purchase of other assets, net of sales	(8)	(5)	(28)
Acquisition, net of cash acquired	—	—	(108,658)

Net cash provided by (used in) investing activities	57	(8)	(117,721)

Financing Activities
Proceeds from the issuance of junior subordinated debentures	—	—	128,715
Net purchases of treasury stock	(29,996)	(31,240)	(22,404)
Proceeds from issuance of treasury stock	—	7	6
Cash dividends paid	(44,828)	(41,000)	(35,560)
Exercise of stock options	4,108	4,823	3,021

Net cash (used in) provided by financing activities	(70,716)	(67,410)	73,778

Net increase in cash and cash equivalents	4,461	27,931	4,873
Cash and cash equivalents at beginning of year	59,867	31,936	27,063

Cash and cash equivalents at end of year	$64,328	$59,867	$31,936

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Principal Accounting Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 is effective based on the specified criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears below.

Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

First Midwest Bancorp, Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First Midwest Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Midwest Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that First Midwest Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, First Midwest Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of First Midwest Bancorp, Inc. and our report dated February 10, 2006, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Ernst & Young LLP

Chicago, Illinois

February 10, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers are elected annually by the Company’s Board of Directors, and the Bank’s executive officers are elected annually by the Bank’s Board of Directors. Certain information regarding the Company’s and the Bank’s executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
John M. O’Meara (60)	President and, since 2003, Chief Executive Officer of the Company; prior to 2003, Chief Operating Officer of the Company, Chairman and Chief Executive Officer of the Bank	1987

Kent S. Belasco (54)	Executive Vice President and Chief Information Officer of the Bank	2004

Mark M. Dietrich (58)	Group Executive Vice President and Chief Operations Officer of the Bank	2002

Michael J. Kozak (54)	Executive Vice President and Chief Credit Officer of the Bank since 2004; prior thereto, Senior Vice President, Regional Credit Officer	2004

Thomas J. Schwartz (56)	Group President, Commercial Banking of the Bank	2002

Michael L. Scudder (45)	Executive Vice President, Chief Financial Officer and Principal Accounting Officer of the Company since 2002; prior thereto, Group Executive Vice President and Chief Financial Officer of the Bank	2002

Janet M. Viano (50)	Group President, Retail Banking of the Bank	2002

Stephanie R. Wise (38)	Executive Vice President, Business and Institutional Services since 2003; prior thereto, Executive Vice President, E-Commerce Division Manager of the Bank	2004

The information required by this item concerning Directors is incorporated herein by reference to the caption “ELECTION OF DIRECTORS” of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference to the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the caption “EXECUTIVE COMPENSATION” of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

The Compensation Committee’s Report on Executive Compensation and Stock Performance graph contained in the “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” section of the Registrant’s Proxy Statement shall not be deemed incorporated by reference by any general statement incorporating by reference the Registrant’s Proxy Statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Registrant specifically incorporates this information by reference, and shall not otherwise be deemed “filed” under such Acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management is incorporated herein by reference to the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT” of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the caption “INDEPENDENT AUDITORS” of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

	The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

	Report of Independent Registered Public Accounting Firm.	48

	Consolidated Statements of Condition as of December 31, 2005 and 2004.	50

	Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003.	51

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003.	52

	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003.	53

	Notes to Consolidated Financial Statements.	54

(a)(2)	Financial Statement Schedules

The schedules for the Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(a)(3)	Exhibits

See Exhibit Index commencing on the following page.

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3 to the Quarterly Report on Form 10-Q dated March 31, 2002.

3.2	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3 to the Quarterly Report on Form 10-Q dated June 30, 2003.

4.1	Amended and Restated Rights Agreement, Form of Rights Certificate and Designation of Series A Preferred Stock of the Company, dated November 15, 1995, is incorporated herein by reference to Exhibits (1) through (3) of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 21, 1995.

4.2	First Amendment to Rights Agreements, dated June 18, 1997, is incorporated herein by reference to Exhibit 4 of the Company’s Amendment No. 2 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 30, 1997.

4.3	Amended Certificate of Designation of Series A Preferred Stock, dated June 17, 1998, is incorporated herein by reference to Exhibit 4 to the Quarterly Report of the Company on Form 10-Q dated June 30, 1998.

4.4	Amendment No. 2 to Rights Agreements, dated November 14, 2005, is incorporated herein by reference to Exhibit 4.1 of the Company’s Amendment No. 3 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2005.

4.5	Amended and Restated Declaration of Trust of First Midwest Capital Trust I dated November 18, 2003 is incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K dated December 31, 2003.

4.6	Indenture dated as of November 18, 2003 is incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K dated December 31, 2003.

4.7	Series A Capital Securities Guarantee Agreement dated November 18, 2003 is incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K dated December 31, 2003.

10.1	Outsourcing Agreement by and between First Midwest Bancorp, Inc. and Metavante Corporation dated April 28, 2004 is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated June 30, 2004.

10.2	Revolving Credit Agreement by and between First Midwest Bancorp, Inc. and M&I Marshall & Illsley Bank dated April 26, 2004 is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated June 30, 2004.

10.3	Change in Terms Agreement to the Revolving Credit Agreement by and between First Midwest Bancorp, Inc. and M&I Marshall & Illsley Bank is herein incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated May 18, 2005.

10.4	Restated Savings and Profit Sharing Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2002.

10.5	First through Seventh Amendments to the Restated Savings and Profit Sharing Plan are incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K dated December 31, 2004.

10.6	Eighth and Ninth Amendments to the Restated Savings and Profit Sharing Plan is herein incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated November 15, 2005.

10.7	Short-term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K dated December 31, 2004.

10.8	Restated Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.9	Amended and Restated Non-Employee Directors’ 1997 Stock Option Plan is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated September 30, 2000.

10.10	Amendment to the Amended and Restated Non-Employee Directors’ 1997 Stock Option Plan is herein incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated June 30, 2003.

10.11	Restated Nonqualified Stock Option-Gain Deferral Plan is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.12	Restated Deferred Compensation Plan for Nonemployee Directors is incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.13	Restated Nonqualified Retirement Plan is incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.14	Form of Letter Agreement for Nonqualified Stock Option Grant executed between the Company and the executive officers of the Company pursuant to the Company’s Omnibus Stock and Incentive Plan.

10.15	Form of Letter Agreement for Nonqualified Stock Option Grant executed between the Company and the directors of the Company pursuant to the Company’s Non-Employee Directors’ Stock Option Plan.

10.16	Form of Letter Agreement for Nonqualified Stock Option Grant executed between the Company and former executive of the Company is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated March 31, 2003.

10.17	Form of Indemnification Agreements executed between the Company and executive officers and directors of the Company is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K dated December 31, 1991.

10.18	Form of Employment Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K dated December 31, 1997.

10.19	Retirement and Consulting Agreement and Continuing Participant Agreement to the Omnibus Stock and Incentive Plan executed between the Company and former executive of the Company is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.20	Form of Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 1991.

10.21	Form of Amendment to Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K dated December 31, 1992.

10.22	Summary of Executive Compensation is incorporated herein by reference to Exhibit 99 to the Company’s Current Report on Form 8-K dated February 6, 2006.

10.23	Summary of Executive Compensation is incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 22, 2006.

10.24	Amendment and Waiver to the Revolving Credit Agreement by and between First Midwest Bancorp, Inc. and M&I Marshall & Illsley Bank.

11	Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 12 of the Company’s Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this document.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics and Standards of Conduct is incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K dated December 31, 2003.

14.2	Code of Ethics for Senior Financial Officers is incorporated herein by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K dated December 31, 2003.

21	Subsidiaries of the Registrant.

23	Consents of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibits 10.7 through 10.23 are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to item 14(a)3.

All other Exhibits that are required to be filed with this form are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MIDWEST BANCORP, INC.
Registrant

By	/S/ JOHN M. O’MEARA
John M. O’Meara
President and Chief Executive Officer

March 2, 2006

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on March 2, 2006.

Signatures
/S/ ROBERT P. O’MEARA	Chairman of the Board
Robert P. O’Meara

/S/ JOHN M. O’MEARA	President and Chief Executive Officer, and Director
John M. O’Meara

/S/ MICHAEL L. SCUDDER	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer
Michael L. Scudder

/S/ BRUCE S. CHELBERG	Director
Bruce S. Chelberg

/S/ JOSEPH W. ENGLAND	Director
Joseph W. England

/S/ BROTHER JAMES GAFFNEY, FSC	Director
Brother James Gaffney, FSC

/S/ THOMAS M. GARVIN	Director
Thomas M. Garvin

/S/ PATRICK J. MCDONNELL	Director
Patrick J. McDonnell

/S/ JOHN E. ROONEY	Director
John E. Rooney

/S/ ELLEN A. RUDNICK	Director
Ellen A. Rudnick

/S/ JOHN L. STERLING	Director
John L. Sterling

/S/ J. STEPHEN VANDERWOUDE	Director
J. Stephen Vanderwoude