Form 10-Q
period 2006-03-31
FIRST MIDWEST BANCORP INC
filed 2006-05-05
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967

_______________

FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].
At May 4, 2006, there were 49,878,568 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS
Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Condition	*3
	Consolidated Statements of Income	*4
	Consolidated Statements of Changes in Stockholders' Equity	*5
	Consolidated Statements of Cash Flows	*6
	Notes to Consolidated Financial Statements	*7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	*17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*31

Item 4.	Controls and Procedures	*33

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors	*33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*33

Item 6.	Exhibits	*33

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Dollar amounts and number of shares in thousands)
	March 31, 2006	December 31, 2005

	(Unaudited)
Assets
Cash and due from banks	$210,810	$157,070
Federal funds sold and other short-term investments	5,464	1,607
Mortgages held for sale	3,050	4,301
Securities available for sale, at market value	2,654,189	2,286,630
Securities held to maturity, at amortized cost	121,012	56,772

Loans	5,042,135	4,306,191
Reserve for loan losses	(62,320)	(56,393)

Net loans	4,979,815	4,249,798

Premises, furniture, and equipment	121,549	95,345
Accrued interest receivable	52,042	41,668
Investment in corporate owned life insurance	194,333	156,441
Goodwill	264,900	85,962
Other intangible assets	29,939	10,035
Other assets	78,421	64,522

Total assets	$8,715,524	$7,210,151

Liabilities
Demand deposits	$1,105,452	976,557
Savings deposits	709,181	566,288
NOW accounts	934,695	812,249
Money market deposits	927,794	685,112
Time deposits	2,373,717	2,107,626

Total deposits	6,050,839	5,147,832

Borrowed funds	1,629,084	1,294,532
Long-term debt	227,472	130,092
Accrued interest payable	18,944	13,193
Payable for securities purchased	13,342	18,215
Other liabilities	87,359	62,219

Total liabilities	8,027,040	6,666,083

Stockholders' Equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 100,000 shares; issued: March 31, 2006 - 61,326 shares, December 31, 2005 - 56,927 shares; outstanding: March 31, 2006 - 49,866 shares December 31, 2005 - 45,387 shares	613	569
Additional paid-in capital	204,458	60,760
Retained earnings	774,607	762,575
Accumulated other comprehensive (loss), net of tax	(22,548)	(8,284)
Treasury stock, at cost: March 31, 2006 - 11,460 shares December 31, 2005 - 11,540 shares	(268,646)	(271,552)

Total stockholders' equity	688,484	544,068

Total liabilities and stockholders' equity	$8,715,524	$7,210,151

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended March 31,

	2006	2005

Interest Income
Loans	$74,315	$59,615
Securities available for sale	26,186	22,816
Securities held to maturity	865	668
Federal funds sold and other short-term investments	159	56

Total interest income	101,525	83,155

Interest Expense
Deposits	28,468	17,160
Borrowed funds	13,228	6,823
Long-term debt	2,364	2,063

Total interest expense	44,060	26,046

Net interest income	57,465	57,109
Provision for loan losses	1,590	3,150

Net interest income after provision for loan losses	55,875	53,959

Noninterest Income
Service charges on deposit accounts	7,624	6,693
Trust and investment management fees	3,172	3,129
Other service charges, commissions, and fees	4,465	3,810
Card-based fees	2,569	2,347
Corporate owned life insurance income	1,504	1,195
Security gains net	369	2,561
Other income	1,669	411

Total noninterest income	21,372	20,146

Noninterest Expense
Salaries and wages	18,743	16,730
Retirement and other employee benefits	6,889	6,123
Net occupancy expense	4,458	4,261
Equipment expense	2,131	2,095
Technology and related costs	1,444	1,381
Professional services	2,177	2,386
Advertising and promotions	1,383	1,015
Merchant card expense	1,243	1,042
Other expenses	5,244	4,739

Total noninterest expense	43,712	39,772

Income before income tax expense	33,535	34,333
Income tax expense	7,767	9,126

Net income	$25,768	$25,207

Per Share Data
Basic earnings per share	$0.55	$0.55
Diluted earnings per share	$0.55	$0.55
Cash dividends per share	$0.275	$0.240
Weighted-average shares outstanding	46,532	45,872
Weighted-average diluted shares outstanding	46,879	46,164

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2004	$569	$61,918	$707,435	$10,115	$(247,999)	$532,038
Comprehensive Income:
Net income	-	-	25,207	-	-	25,207
Other comprehensive (loss): (1)
Unrealized (losses) on securities	-	-	-	(15,206)	-	(15,206)
Unrealized (losses) on hedging activities activities	-	-	-	(236)	-	(236)

Total comprehensive income						9,765
Dividends declared ($0.240 per share)	-	-	(10,997)	-	-	(10,997)
Purchase of treasury stock	-	-	-	-	(12,500)	(12,500)
Treasury stock issued to benefit plans benefit	-	68	-	-	142	210
Stock option expense	-	11	-	-	-	11
Exercise of stock options	-	(240)	-	-	876	636

Balance at March 31, 2005	$569	$61,757	$721,645	$(5,327)	$(259,481)	$519,163

Balance at December 31, 2005	$569	$60,760	$762,575	$(8,284)	$(271,552)	$544,068
Comprehensive Income:
Net income	-	-	25,768	-	-	25,768
Other comprehensive income (loss): (1)
Unrealized (losses) on securities	-	-	-	(14,315)	-	(14,315)
Unrealized gains on hedging activities	-	-	-	51	-	51

Total comprehensive income						11,504
Dividends declared ($0.275 per share)	-	-	(13,736)	-	-	(13,736)
Issuance of common stock	44	143,941	-	-	-	143,985
Purchase of treasury stock	-	-	-	-	(59)	(59)
Treasury stock issued to benefit plans	-	5	-	-	(69)	(64)
Stock option expense	-	656	-	-	-	656
Exercise of stock options	-	(1,116)	-	-	3,034	1,918
Other	-	212	-	-	-	212

Balance at March 31, 2006	$613	$204,458	$774,607	$(22,548)	$(268,646)	$688,484

(1)	Net of taxes and reclassification adjustments.

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)

	Quarters Ended March 31,

	2006	2005

Net cash provided by operating activities	$11,717	$57,665

Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	81,666	144,483
Proceeds from sales	92,345	52,348
Purchases	(253,962)	(212,513)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	5,209	2,729
Purchases	(34,672)	(11,901)
Net (increase) in loans	(55,305)	(22,105)
Proceeds from sales of other real estate owned	165	450
Proceeds from sales of premises, furniture, and equipment	384	-
Purchases of premises, furniture, and equipment	(5,124)	(1,845)
Acquisitions, net of cash acquired	(215,946)	-

Net cash (used in) investing activities	(385,240)	(48,354)

Financing Activities
Net (decrease) increase in deposit accounts	(36,859)	57,481
Net increase (decrease) in borrowed funds	234,956	(38,579)
Proceeds from the issuance of long-term debt	99,887	-
Proceeds from the issuance of common stock	143,985	-
Purchase of treasury stock	(59)	(12,500)
Cash dividends paid	(12,503)	(11,097)
Exercise of stock options	1,324	492
Excess tax benefit from exercise of nonqualified stock options	389	-

Net cash provided by (used in) financing activities	431,120	(4,203)

Net increase in cash and cash equivalents	57,597	5,108
Cash and cash equivalents at beginning of period	158,677	120,210

Cash and cash equivalents at end of period	$216,274	$125,318

Supplemental Disclosures:
Noncash transfers of loans to foreclosed real estate	$111	$31
Dividends declared but unpaid	13,735	10,993

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated financial statements include the accounts of First Midwest Bancorp, Inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 156, "Accounting for Servicing of Financial Assets" ("SFAS No. 156"), which requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. An entity can elect either to (1) subsequently measure servicing rights at fair value and report changes in fair value in earnings, or (2) continue the current practice of amortizing servicing rights in proportion to and over the expected period of servicing income or loss. The statement also permits entities, at the date of adoption, a one-time option to reclassify certain available-for-sale ("AFS") securities to trading securities, without calling into question the classification of other AFS securities under Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," provided that the AFS securities are identified as offsetting the entity's exposure to changes in fair value of servicing assets or liabilities that the entity has elected to subsequently measure at fair value. This statement is effective for fiscal years beginning after September 15, 2006 or at January 1, 2007 for calendar-year companies. The Company is currently evaluating the impact of the statement on its financial position and results of operations.

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS No. 133. This statement is effective for all financial instruments acquired, issued, or subject to remeasurement after the beginning of the first fiscal year that begins after September 15, 2006 or January 1, 2007 for calendar-year companies, with earlier adoption permitted. The Company is currently evaluating the impact of the statement on its financial position and results of operations.

Effective January 1, 2006, the Company adopted FASB Staff Position FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which addresses the steps in determining when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. FSP FAS 115-1 discusses accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain quantitative and qualitative disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss when the impairment loss is deemed other-than-temporary, even if the decision to sell has not been made. FSP FAS 115-1 replaces the impairment evaluation guidance set forth in paragraphs 10-18 of Emerging Issues Task Force Issue No. 03-1 ("EITF 03-1") and amends existing other-than-temporary impairment guidance, including that provided in FASB Statement No. 115, "Accounting for Debt and Equity Securities," and APB 18, "The Equity Method of Accounting for Investments in Common Stock." The adoption of FSP FAS 115-1 did not have a material impact on the Company's financial position, results of operations, or liquidity.

Effective January 1, 2006, the Company adopted FASB Statement 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which establishes accounting standards for transactions in which an entity (i) exchanges its equity instruments for goods or services or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using Accounting Principles Board Opinion No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The statement also requires that the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow as required under existing accounting rules. Upon adoption, the Company elected to recognize compensation expense under the modified prospective method. This method requires compensation cost to be recognized in the financial statements beginning January 1, 2006 based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to 2006. For additional discussion regarding the adoption of SFAS No. 123R and its impact on the Company's financial position and results of operation, refer to Note 12, "Stock-Based Compensation."

3. ACQUISITION ACTIVITY

On March 31, 2006, the Company completed the acquisition of Bank Calumet, Inc. (the "Bank Calumet Acquisition"), a single bank holding company in a cash transaction valued at $153.59 per Bank Calumet share, or approximately $307 million. The Company believes that Bank Calumet represents an excellent opportunity to expand its franchise in the southeast Chicago metropolitan area. The transaction, which is accounted for under the purchase method of accounting, included the excess of purchase price over the fair value of identifiable net assets ("goodwill") of $178.9 million and the recognition of $20.4 million of identifiable intangible assets to be amortized over a weighted average life of 10.4 years. Goodwill initially recorded is subject to the completion of appraisals and valuation of assets acquired and liabilities assumed. The goodwill and intangibles resulting from this transaction are not deductible for income tax purposes. Since the acquisition was completed at the close of business on March 31, 2006, there was no impact on the Company's results of operations for first quarter 2006.

The following table presents the allocation of the purchase price of Bank Calumet, including acquisition costs, to assets acquired and liabilities assumed, based on their fair values at the date of acquisition, March 31, 2006. These amounts are included in the Company's March 31, 2006 Consolidated Statements of Condition. (Dollar amounts in thousands).
Amount

Cash	$85,735
Federal funds sold and other short-term investments	4,323
Securities available for sale	309,962
Securities held to maturity	34,777
Loans, net of reserve for loan loss	676,413
Premises, furniture, and equipment	23,440
Investment in corporate owned life insurance	21,388
Goodwill	178,938
Core deposit premium	20,400
Accrued interest receivable and other assets	12,654
Total assets acquired	1,368,030
Deposits	939,866
Borrowed funds	99,596
Other liabilities	21,566
Total liabilities assumed	1,061,028
Net assets acquired	$307,002

In connection with the acquisition, the Company accrued $6.7 million for direct merger-related costs, which was included in the purchase price of the transaction and in the determination of goodwill. The merger-related charges consist of $4.0 million in employee severance and benefit related costs, $1.7 million in contract termination costs, and $1.0 million in professional fees. Employee severance and benefit related charges include severance, other benefits, and outplacement costs associated with the termination of employees primarily in centralized corporate support and data processing functions and change-in-control payments made pursuant to pre-existing employment agreements. The severance amounts were determined based on the Company's existing severance pay programs and will be paid out over a benefit period of up to 10 months. Change-in-control payments will be paid out over a benefit period of up to three years. Contract termination costs represent cancellation payments or present values of the remaining contract obligation for termination of certain data processing agreements and similar services. Professional fees include legal, investment banking, and accounting services associated with consummating the acquisition.

The acquisition of Bank Calumet was financed through a mixture of long-term debt and equity issuances. For additional discussion of the financing, refer to Note 8, "Long-term Debt," and Note 9, "Material Transaction Affecting Stockholders' Equity."

4. SECURITIES

Securities Portfolio
(Dollar amounts in thousands)
	March 31, 2006				December 31, 2005

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Available for Sale
U.S. Treasury	$3,031	$-	$(4)	$3,027	$696	$-	$(3)	$693
U.S. Agency	197,701	-	(139)	197,562	41,546	-	(197)	41,349
Collateralized mortgage obligations	847,510	47	(19,368)	828,189	866,223	574	(13,438)	853,359
Other mortgage- backed	338,765	1,076	(10,174)	329,667	334,995	1,458	(6,157)	330,296
State and municipal	1,044,917	8,730	(17,327)	1,036,320	819,077	12,407	(7,923)	823,561
Other	258,899	1,616	(1,091)	259,424	237,258	615	(501)	237,372

Total	$2,690,823	11,469	$(48,103)	$2,654,189	$2,299,795	$15,054	$(28,219)	$2,286,630

Securities Held to Maturity

State and municipal	$121,012	$15	$(1)	$121,026	$56,772	$20	$(1)	$56,791

Total	$121,012	$15	$(1)	$121,026	$56,772	$20	$(1)	$56,791

5. LOANS

Loan Portfolio
(Dollar amounts in thousands)

	March 31,	December 31,
	2006	2005

Commercial and industrial	$1,524,978	$1,161,660
Agricultural	134,708	131,689
Real estate - commercial	1,811,045	1,729,009
Real estate - construction	463,367	413,286
Consumer	758,103	727,261
Real estate - 1-4 family	349,934	143,286

Total loans	$5,042,135	$4,306,191

Total loans reported are net of deferred loan fees of $6.6 million at March 31, 2006 and $6.2 million at December 31, 2005 and include overdrawn demand deposits totaling $9.0 million at March 31, 2006 and $8.7 million at December 31, 2005.

The Company primarily lends to consumers and small to mid-sized businesses in the market areas in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower. The Company believes that such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. At March 31, 2006 and December 31, 2005, there were no significant loan concentrations with any single borrower, industry, or geographic segment.

It is the Company's policy to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral to obtain prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws and the Company's lending standards and credit monitoring procedures.

6. RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve for Loan Losses
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2006	2005

Balance at beginning of period	$56,393	$56,718
Loans charged-off	(2,077)	(4,112)
Recoveries of loans previously charged-off	512	488

Net loans charged-off	(1,565)	(3,624)
Provision for loan losses	1,590	3,150
Reserve of acquired bank	5,902	-

Balance at end of period	$62,320	$56,244

A portion of the Company's reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets. No additional funds are committed to be advanced in connection with impaired loans.

Impaired, Nonaccrual, and Past Due Loans
(Dollar amounts in thousands)
	March 31, 2006	December 31, 2005
	March 31, 2006	December 31, 2005

Nonaccrual loans:
Impaired loans with valuation reserve required (1)	$5,844	$3,070
Impaired loans with no valuation reserve required	7,996	6,952

Total impaired loans	13,840	10,022
Other nonaccrual loans (2)	3,338	1,968

Total nonaccrual loans	$17,178	$11,990

Loans past due 90 days and still accruing interest	$10,693	$8,958
Valuation reserve related to impaired loans	4,024	2,727

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.
(2)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

The average recorded investment in impaired loans was $14.8 million for first quarter 2006 and $16.0 million for first quarter 2005. Interest income recognized on impaired loans was $23,000 for the first quarter 2006 and $3,000 for first quarter 2005. Interest income recognized on impaired loans is recorded using the cash basis of accounting.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the Carrying Amount of Goodwill

(Dollar amounts in thousands)
	Quarters Ended March 31,

	2006	2005

Balance at beginning of year	$85,962	$84,547
Goodwill from business combinations	178,938	-

Balance at end of year	$264,900	$84,547

Goodwill initially recorded is subject to the completion of appraisals and valuation of assets acquired and liabilities assumed. Goodwill is not amortized but is subject to impairment tests on at least an annual basis. The Company's annual goodwill impairment test was performed at October 1, 2005, and it was determined no impairment existed at that date.

The Company has other intangible assets capitalized on its Consolidated Statements of Condition in the form of core deposit premiums and a noncompete agreement. These intangible assets are being amortized over their estimated useful lives, which range from 7 months to 12 years. The Company reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Other Intangible Assets

(Dollar amounts in thousands)
	March 31, 2006				December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)

Other intangible assets:
Core deposit premium	$34,298	$4,484	$29,814	8.6	$13,834	$3,966	$9,868	4.0
Noncompete agreement	500	375	125	0.8	500	333	167	1.0

Total other intangible assets	$34,798	$4,859	$29,939	8.6	$14,334	$4,299	$10,035	4.0

The gross carrying amount of core deposit premium increased $20.5 million from December 31, 2005 to March 31,2006 due to the acquisition of Bank Calumet and the purchase of the Carpentersville, Illinois branch.

Amortization expense of other intangible assets totaled $560,000 in first quarter 2006 and $532,000 in first quarter 2005. Amortization expense on other intangible assets is expected to total $3.1 million for the remainder of 2006, $4.0 million in 2007, $3.9 million in 2008, and $3.5 million in both 2009 and 2010.

8. LONG-TERM DEBT

Long-term Debt

(Dollar amounts in thousands)
	March 31, 2006	December 31, 2005

6.95% junior subordinated debentures due 2033	$127,585	$130,092
5.85% subordinated debt due 2016	99,887	-

Total long-term debt	$227,472	$130,092

In 2003, the Company formed First Midwest Capital Trust I ("FMCT I"), a statutory business trust, organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole assets of the trust. The trust preferred securities of the trust represent preferred beneficial interests in the assets of the trust and are subject to mandatory redemption, in whole or in part, upon payment of the junior subordinated debentures held by the trust. The common securities of the trust are wholly owned by the Company. The trust's ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The Company's obligations under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of the trust's obligations under the trust securities issued by the trust. The guarantee covers the distributions and payments on liquidation or redemption of the trust preferred securities, but only to the extent of funds held by the trust.

In accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R"), FMCT I qualifies as a variable interest entity for which the Company is not the primary beneficiary and therefore ineligible for consolidation. Accordingly, the trust is not consolidated in the Company's financial statements. The common shares issued by the trust are included in other assets in the Company's Consolidated Statements of Condition.

In November 2003, FMCT I issued $125 million of 6.95% trust preferred securities. The coupon rate is fixed with distributions payable semi-annually. The Company has the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided no extension period may extend beyond the stated maturity of the debentures. During such extension period, distributions on the trust preferred securities will also be deferred, and the Company's ability to pay dividends on its common stock will be restricted. The trust preferred securities accrue distributions at a rate equal to the interest rate and maturity identical to that of the related debentures. The trust preferred securities will be redeemed upon maturity of the related debentures.

The Company has the right to redeem its debentures: (i) in whole or in part at any time and (ii) in whole at any time within 90 days after the occurrence of a "Tax Event," an "Investment Company Act Event," or a "Regulatory Capital Event," (as defined in the indenture pursuant to which the debentures were issued), subject to regulatory approval. If the debentures are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments from the redemption date to the maturity date discounted at the Adjusted Treasury Rate (as defined in the indenture), plus any accrued but unpaid interest. The carrying value of the junior subordinated debentures is reported net of unamortized discounts and adjusted to reflect the gain or loss attributable to the risk hedged. The trust preferred securities are tax-advantaged issues and qualify as Tier 1 capital for the Company under Federal Reserve Board ("FRB") guidelines

On March 21, 2006, the Company issued $100.0 million of 10-year subordinated notes. The notes were issued at a discount and have a fixed coupon interest rate of 5.85%, per annum, which is payable semi-annually. The notes are not redeemable prior to maturity and are junior and subordinate to the Company's senior indebtedness. Issuance costs were capitalized and are included in other assets on the Consolidated Statements of Condition and totaled $850,000 as of March 31, 2006. The issuance costs are being amortized over ten years as a component of interest expense. For regulatory capital purposes, the notes qualify as Tier 2 Capital. Proceeds from the debt issuance were used to partially fund the acquisition of Bank Calumet.

9. MATERIAL TRANSACTION AFFECTING STOCKHOLDERS' EQUITY

On March 15, 2006, the Company sold 4,398,750 shares of Common Stock in an underwritten public offering. The price to the public was $34.46 per share, and the proceeds to the Company, net of the underwriters' discount, were $32.737 per share, resulting in aggregate net proceeds of $144.0 million. The net proceeds were used to partially fund the acquisition of Bank Calumet. The Company had 61,326,066 shares issued as of March 31, 2006 and 56,927,316 shares issued as of December 31, 2005.

10. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Share
(Amounts in thousands, except per share data)
	Quarters Ended March 31,

	2006	2005

Basic earnings per share:
Net income	$25,768	$25,207
Average common shares outstanding	46,532	45,872
Basic earnings per share	$0.55	$0.55

Diluted earnings per share:
Net income	$25,768	$25,207
Average common shares outstanding	46,532	45,872
Dilutive effect of stock options	347	292

Diluted average common shares outstanding	46,879	46,164

Diluted earnings per share	$0.55	$0.55

11. PENSION PLAN

Net Periodic Benefit Pension Expense
(Dollar amounts in thousands)
	Quarters Ended March 31,

	2006	2005

Components of net periodic benefit cost:
Service cost	$1,237	$1,157
Interest cost	671	597
Expected return on plan assets	(861)	(686)
Recognized net actuarial loss	276	238
Amortization of prior service cost	1	2

Net periodic cost	$1,324	$1,308

The Company previously disclosed in Note 15 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2005 that it expected to contribute approximately $4.7 million to its Pension Plan in 2006. Based on the actuarial assumptions, the Company will make $5.1 million in employer contributions to the Pension Plan in April 2006.

12. STOCK-BASED COMPENSATION

Omnibus Stock and Incentive Plan (the "Omnibus Plan")

In February 1989, the Board of Directors of the Company adopted the Omnibus Plan, which allows for the granting of both incentive and non-statutory ("nonqualified") stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to certain key employees. The total number of shares of the Company's common stock authorized for awards under the Omnibus Plan, as amended, is 6,431,641 of which 325,000 shares may be granted in restricted stock.

Since the inception of the Omnibus Plan, in February of each year, certain key employees have been granted nonqualified stock options. The option exercise price is set at the fair market value of the Company's common stock on the date the options are granted. All options have a term of ten years from the date of grant, include reload features, are non-transferable except to family members, family trusts, or partnerships, and vest over three years (subject to accelerated vesting in connection with death, disability or a change-in-control, as defined in the Omnibus Plan), with 50% exercisable after two years from the date of grant and the remaining 50% exercisable three years after the date of grant.

Nonemployee Directors Stock Option Plan (the "Directors Plan")

In 1997, the Company's Board of Directors adopted the Directors Plan, which provides for the granting of nonqualified options for shares of common stock to nonmanagement Board members of the Company. A maximum of 281,250 nonqualified options for shares of common stock are authorized for grant under the Directors Plan. The timing, amounts, recipients, and other terms of the option grants are determined by the provisions of, or formulas in, the Directors Plan. The exercise price of the options is equal to the fair market value of the common stock on the date of grant. All options have a term of ten years from the date of grant and become exercisable one year from the date of grant subject to accelerated vesting in the event of retirement, death, disability, or a change-in-control, as defined in the Directors Plan. Directors elected during the service year are granted options on a pro-rata basis to those granted to the directors at the start of the service year.

Both the Omnibus Plan and the Directors Plan have been submitted to and approved by the stockholders of the Company.

Impact of Adoption

Prior to January 1, 2006, the Company accounted for these plans based on the intrinsic value method set forth in APB 25 and related interpretations, as permitted by SFAS No. 123. Under APB 25, no compensation expense was recognized in the Consolidated Statements of Income prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the fair market value of the Company's common stock on the date of grant. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost is recognized in the financial statements beginning January 1, 2006, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to 2006. Stock option expense is included in "salaries and wages" in the Consolidated Statements of Income. Results for prior periods have not been restated.

Effect of Recording Share-Based Compensation Expense (Dollar amounts in thousands, except per share data)

Quarter Ended March 31, 2006

Stock option expense	$656
Income tax benefit	256

Stock option expense, net of tax	$400

Cash flows used in operating activities	$(389)
Cash flows provided by financing activities	$389
Basic earnings per share	$0.01
Diluted earnings per share	$0.01

The table above presents the cash flow effects of excess tax benefits on operating and financing cash flows. SFAS No. 123R requires that cash flows resulting from the tax benefits of tax deductions in excess of recognized compensation expense be reported as financing cash flows, rather than as operating cash flows as required under prior accounting rules. While total cash flow remains unchanged, this requirement reduces operating cash flows and increases net financing cash flows by the same amount in periods after adoption.

Prior to Adoption Impact

Pursuant to SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following table presents the pro forma net income and earnings per share disclosures for the quarter ended March 31, 2005, as if compensation cost for stock options, net of related tax effects, was determined under the fair value method and amortized to expense over the options' vesting periods.

Pro Forma Net Income and Earnings per Share
(Dollar amounts in thousands, except per share data)

Quarter Ended March 31, 2005

Net income, as reported	$25,207
Less: pro forma expense related to options, net of tax	432

Pro forma net income	$24,775

Basic earnings per share:
As reported	$0.55
Pro forma	$0.54
Diluted earnings per share:
As reported	$0.55
Pro forma	$0.54

Valuation Assumptions

The Company estimates the fair value of stock options at the date of grant using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. These assumptions are consistent with the provisions of SFAS No. 123R and the Company's prior period pro forma disclosures of net income and earnings per share, including stock option expense. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in assumptions, including the option's expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life is based on historical exercise and termination behavior, and expected stock price volatility is based on historical volatility of the Company's common stock, which correlates with the expected life of the options. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option. The expected dividend yield represents the three-year historical average of the annual dividend yield as of the date of grant. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.

Valuation Assumptions

	Quarters Ended March 31,

	2006	2005

Weighted-average assumptions used in the model to determine the fair value of the options granted:
Risk-free interest rate	4.55%	4.10%
Expected life of the option (in years)	5.9	6.5
Expected dividend yield	2.92%	2.75%
Expected stock volatility	18%	19%
Weighted-average fair value of options at their grant date	$6.12	$6.46

Nonqualified Stock Option Transactions

(Amounts in thousands, except per share data)
	Quarter Ended March 31, 2006

	Options	Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)

Outstanding at beginning of year	2,319	$28.31
Granted	541	33.96
Exercised	(125)	22.62
Forfeited	(95)	33.24
Expired	(16)	36.96

Outstanding at end of period	2,624	$29.51	6.97	$18,577

Exercisable at end of period	1,496	$26.38	5.34	$15,288

(1)	Represents the average contractual life remaining in years.
(2)

Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company's average of the high and low stock price on the last trading day of the first quarter 2006 and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on March 31, 2006. This amount will change based on the fair market value of the Company's common stock.

At March 31, 2006, $5.1 million of total unrecognized compensation expense related to unvested stock options is expected to be recognized over a weighted-average period of 1.7 years. Other stock option activity is summarized in the table below.

Other Stock Option Activity

(Dollar amounts in thousands)

	Quarters Ended March 31,

	2006	2005

Total intrinsic value of stock options exercised	$1,623	$390
Cash received from stock options exercised	$1,329	$482
Income tax benefit realized from stock options exercised	$594	$155

Other Stock Option Information

Pursuant to the provisions of the Directors Plan, the Company accelerated the vesting of 9,830 options held by one former director during first quarter 2005. As a result of the award modification, the Company recognized additional compensation expense of $11,000 for the quarter ended March 31, 2005. There were no stock option award modifications during the quarter ended March 31, 2006.

The Company issues treasury shares to satisfy stock option exercises. Following the Bank Calumet acquisition, it is the Company's short-term intention to forego share repurchase activity, as it looks to rebuild tangible capital. Once the share repurchase program is resumed, the Company expects, over time, that share repurchases largely would offset the dilutive impact of stock options.

13. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	March 31, 2006	December 31, 2005

Commitments to extend credit:
Home equity lines	$329,137	$294,623
All other commitments	1,374,150	1,186,761
Letters of credit:
Standby	174,819	142,463
Commercial	1,928	1,820
Recourse on assets securitized	20,363	21,469

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party.

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements is represented by the contractual amount of the commitment. The carrying value of the Company's standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $826,000 at March 31, 2006 and $752,000 at December 31, 2005. At March 31, 2005, standby letters of credit had a remaining weighted-average term of approximately 15.9 months, with remaining actual lives ranging from less than 1 year to 10.1 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in fourth quarter 2004, the Company is obligated by agreement to repurchase at recorded value any nonperforming loans, defined as loans past due greater than 90 days. The aggregate recorded value of securitized loans subject to this recourse obligation was $20.4 million at March 31, 2006 and $21.5 million at December 31, 2005. Per its agreement, the Company's recourse obligations will end on November 30, 2011. The carrying value of the Company's recourse liability, which is included in other liabilities in the Consolidated Statements of Condition, totaled $148,000 at March 31, 2006 and December 31, 2005.

Legal Proceedings

At March 31, 2006, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company at March 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of the Company's results of operations and financial condition for the quarters ended March 31, 2006 and 2005. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as the Company's 2005 Annual Report on Form 10-K. Results of operations for the quarter March 31, 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

ACQUISITION ACTIVITY

On March 31, 2006, the Company completed the acquisition of Bank Calumet, Inc. (the "Bank Calumet Acquisition"), a single bank holding company in a cash transaction valued at $153.50 per Bank Calumet share, or approximately $307 million. Bank Calumet provided retail and commercial banking services to customers through 30 full service locations predominantly in Lake County, Indiana, and the contiguous Illinois counties of Cook and Will. The Company believes this acquisition presents a unique opportunity to establish an increased presence in the southeast Chicago metropolitan area and expand its current operations.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and are consistent with predominant practices in the financial services industry. Application of critical accounting policies, those policies that management believes are the most important to the Company's financial position and results of operations, requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes and are based on information available at the date of the financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

The Company has numerous accounting policies, of which the most significant are presented in Note 1, "Summary of Significant Accounting Policies," of the Company's 2005 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that its accounting policies with respect to the reserve for loan losses and income taxes are the accounting areas requiring subjective or complex judgments that are most important to the Company's financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

Reserve for Loan Losses

Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. The Company's reserve for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the reserve for loan losses as well as its assessment of the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company's methodology of assessing the adequacy of the reserve for loan losses, see Note 1, "Summary of Significant Accounting Policies," of the Company's 2005 Annual Report on Form 10-K.

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

The Company must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. The Company recorded a valuation allowance of $1.5 million for certain deferred tax assets that are not expected to be fully realized. Although the Company has determined a valuation allowance is not required for any other deferred tax assets, there is no guarantee that these assets are recognizable. For additional discussion of income taxes, see Note 1, "Summary of Significant Accounting Policies," and Note 14, "Income Taxes," of the Company's 2005 Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: The Company and its representatives may, from time to time, make written or oral statements that are "forward-looking" and provide information other than historical information, including statements contained in the Company's 2005 Annual Report on Form 10-K, the Company's other filings with the Securities and Exchange Commission or in communications to its stockholders. These statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from any results, levels of activity, performance, or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below.

In some cases, the Company has identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "expects," "should," "could," "seeks," "may," "will continue to," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends," or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. These forward-looking statements are based on management's current views and assumptions regarding future events, future business conditions, and the outlook for the Company based on currently available information. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only at the date made.

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

* Asset/liability matching risks and liquidity risks;

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

* Volatility of rate sensitive deposits;

* The Company's ability to adapt successfully to technological changes to compete effectively in the marketplace;

* Operational risks, including data processing system failures or fraud;

* Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing;

* The impact of fair value adjustments required by purchase accounting and other issues that may arise in connection with the acquisition and integration of Bank Calumet, including the inability to achieve expected cost savings within the expected time frame;

* The Company's ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

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

* Acts of war or terrorism; and

* Other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, products, services, and prices.

The foregoing list of important factors may not be all-inclusive, and the Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

With respect to forward-looking statements set forth in the notes to consolidated financial statements, including those relating to contingent liabilities and legal proceedings, as well as in the Company's 2005 Annual Report on Form 10-K, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities, and the actions of plaintiffs, judges, and juries.

PERFORMANCE OVERVIEW

The Company's net income for the quarter ended March 31, 2006 grew to $25.8 million, or $0.55 per diluted share, from $25.2 million, or $0.55 per diluted share, for first quarter 2005. First quarter 2006 performance resulted in an annualized return on average stockholders' equity of 17.64% as compared to 19.14% for first quarter 2005 and an annualized return on average assets 1.44% for first quarter 2006 as compared to 1.49% for first quarter 2005. First quarter 2006 operating results include expense attributable to stock options of $656,000, or $0.01 per diluted share. In addition, earnings per diluted share for the quarter were negatively influenced by the issuance of 4.4 million common shares in mid-March to aid in the financing of the Company's acquisition of Bank Calumet, which increased the average diluted shares outstanding for the quarter by approximately 1.1 million shares

Compared to first quarter 2005, the Company's first quarter 2006 net earnings reflected higher net interest income, lower provisions for loan losses, improved fee-based revenues, and continued tight control of operating costs. The Company's higher net interest income in first quarter 2006 benefited from growth in earning assets, primarily due to continued corporate loan growth and the acquisition of securities. First quarter 2006 net interest margin of 3.76% decreased 11 basis points from first quarter 2005, reflecting the impact of the flattening interest rate yield curve on longer-term asset yields and growth in higher-costing time deposits.

The Company expects 2006 overall earnings to benefit from the net contribution derived from the acquisition of the assets, liabilities, and operations of Bank Calumet including the second quarter 2006 conversion and integration of Bank Calumet's primary operating systems to those of the Company. As a result of the acquisition of Bank Calumet, the Company anticipates the recognition of approximately $3.0 million in integration and other expenses during 2006, with the majority of costs to be incurred in the second quarter of 2006. In addition to the contribution derived from the Bank Calumet acquisition, overall earnings are expected to benefit from organic loan growth, solid asset quality, improving fee-based revenues, and tight expense control. Overall earnings performance will continue to be under pressure as a result of the interest rate and competitive environment.

Net interest income performance for the remainder of 2006 is expected to benefit from higher interest-earning asset levels, the impact of increasing interest rates on variable rate loans, and delays or timing differences in the repricing of certain transactional and time deposits. However, these net interest income benefits are expected to be offset by the negative impact of lower net margins, resulting from competitive pricing pressures on customer deposit preferences and a flattened interest rate yield curve.

Net interest margin will remain a continuing focus given the uncertainty of the evolving interest rate environment and the impact on balance sheet performance. The Company continues to evaluate the optimal mix of its interest-earning assets and interest-bearing liabilities given both the existent and expected operating environment, with the acquisition of Bank Calumet affording further opportunities for such consideration.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income represents the difference between interest income and fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in the "Notes to Consolidated Financial Statements" contained in the Company's 2005 Annual Report on Form 10-K.

For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. The effect of such adjustment is presented in the following table.

Table 1
Effect of Tax Equivalent Adjustment
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2006	2005	% Change

Net interest income	$57,465	$57,109	0.6
Tax equivalent adjustment	5,154	3,785	36.2

Tax equivalent net interest income	$62,619	$60,894	2.8

As shown in the following Table 2, "Net Interest Income and Margin Analysis," tax equivalent net interest income was $62.6 million for first quarter 2006, up 2.8% from $60.9 million for 2005's first quarter. Net interest margin for first quarter 2006 was 3.76%, down 11 basis points from 3.87% for first quarter 2005 and down 3 basis points from 3.79% for forth quarter 2005. The year-over-year decline stems from the combined negative impact of comparatively higher shorter-term interest rates on deposit costs, and relatively stable longer-term rates on asset yields. The sequential quarter decline reflects the negative impact of a shift from lower cost interest bearing transactional balances to higher cost time deposits, partially offset by the benefits of higher earning asset yields.

As shown in Table 2, first quarter 2006 tax equivalent interest income improved $19.7 million as compared to first quarter 2005, benefiting from increases in interest rates on interest-earning assets, as well as growth in the securities and loan portfolios. First quarter 2006 interest expense increased $18.0 million as compared to first quarter 2005, primarily due to the impact of higher shorter-term interest rates on repricing borrowed funds and time deposits as well as the shift in balances from lower-costing transactional deposits to higher-costing time deposits.

Net interest margin is expected to remain under pressure given the prolonged flattened interest rate yield curve and management expectations of further increases in interest rates. This pressure is expected to be mitigated, in part, by the Company's acquisition at fair value of $1.0 billion in interest-earning assets from Bank Calumet. Given this acquisition as well as management projections for asset and liability growth, funding mix, and the expected rate environment, net interest margin is expected to approximate 3.70% for the full year 2006.

The Company continues to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and its impact on net interest income. In addition, the acquisition of Bank Calumet changed the mix of the Company's balance sheet, which affords the Company greater opportunity to evaluate the appropriate mix of assets and liabilities to better position the Company's balance sheet to help stabilize long-term margin performance as well as manage liquidity and interest rate risk.

A description and analysis of the Company's market risk and interest rate sensitivity profile and management policies is included in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-Q.

Table 2 summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 2006 and 2005. The table also details increases and decreases in income and expense for each of the Company's major categories of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 1 above.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Quarters Ended March 31, 2006 and 2005

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2006	2005	Increase (Decrease)	2006	2005	Basis Points Inc/(Dec)	2006	2005	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$10,883	$947	$9,936	4.25%	5.57%	(1.32%)	$114	$13	$101	$103	$(2)	$101
Mortgages held for sale	2,970	3,291	(321)	6.14%	5.30%	0.84%	45	43	2	(3)	5	2
Securities available for sale	2,293,216	2,145,968	147,248	5.38%	4.88%	0.50%	30,846	26,181	4,665	1,870	2,795	4,665
Securities held to maturity	75,792	67,450	8,342	6.55%	6.05%	0.50%	1,242	1,020	222	133	89	222
Loans net of unearned discount:
Commercial and industrial	1,138,473	1,151,994	(13,521)	6.79%	5.84%	0.95%	19,063	16,577	2,486	(193)	2,679	2,486
Agricultural	132,028	105,859	26,169	6.42%	5.23%	1.19%	2,090	1,365	725	377	348	725
Real estate - commercial	1,771,756	1,506,309	265,447	6.90%	5.97%	0.93%	30,127	22,172	7,955	4,230	3,725	7,955
Real estate - construction	426,382	418,388	7,994	8.71%	5.97%	2.74%	9,156	6,155	3,001	120	2,881	3,001
Consumer	707,027	847,150	(140,123)	6.81%	5.72%	1.09%	11,874	11,938	(64)	403	(467)	(64)
Real estate - 1-4 family	143,818	98,103	45,715	5.98%	6.10%	(0.12%)	2,122	1,476	646	674	(28)	646

Total loans	4,319,484	4,127,803	191,681	6.99%	5.86%	1.13%	74,432	59,683	14,749	5,611	9,138	14,749

Total interest-earning assets	$6,702,345	$6,345,459	$356,886	6.43%	5.53%	0.90%	$106,679	$86,940	$19,739	$7,714	$12,025	$19,739

Savings deposits	$560,364	$644,492	$(84,128)	0.63%	0.67%	(0.04%)	$864	$1,069	$(205)	$(133)	$(72)	$(205)
NOW accounts	774,166	878,237	(104,071)	1.44%	0.98%	0.46%	2,750	2,133	617	(213)	830	617
Money market deposits	717,199	685,633	31,566	2.93%	1.57%	1.36%	5,179	2,660	2,519	127	2,392	2,519
Time deposits	2,149,476	1,802,401	347,075	3.71%	2.54%	1.17%	19,675	11,298	8,377	2,471	5,906	8,377
Borrowed funds	1,303,041	1,237,391	65,650	4.12%	2.24%	1.88%	13,228	6,823	6,405	380	6,025	6,405
Long-term debt	142,236	129,291	12,945	6.74%	6.47%	0.27%	2,364	2,063	301	213	88	301

Total interest-bearing liabilities	$5,646,482	$5,377,445	$269,037	3.16%	1.96%	1.20%	$44,060	$26,046	$18,014	$2,845	$15,169	$18,014

Net interest margin / income				3.76%	3.87%	(0.11%)	$62,619	$60,894	$1,725	$4,869	$(3,144)	$1,725

	2006	2005

Net Interest Margin Trend By Quarter	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	6.43%	6.20%	5.95%	5.79%	5.53%
Rates paid on interest-bearing liabilities	3.16%	2.86%	2.44%	2.19%	1.96%
Net interest margin	3.76%	3.79%	3.88%	3.93%	3.87%

Noninterest Income

The Company's noninterest income increased 6.1% to $21.4 million for first quarter 2006, as compared to $20.1 million in first quarter 2005, reflecting the benefits of higher fee-based revenues, income from corporate owned life insurance, and other income, offset by comparatively lower gains realized from the sale of securities. As shown in Table 3 below, excluding security gains, noninterest income increased 19.4% to $21.0 million in first quarter 2006, from $17.6 million in first quarter 2005, as fees grew in most major categories. Fee-based revenues for first quarter 2006 totaled $17.8 million, up 11.6% as compared to $16.0 million in first quarter 2005, primarily due to greater service charge revenue.

Service charges on deposit accounts increased $931,000 in first quarter 2006 as compared to first quarter 2005 as a result of a $1.2 million increase in fees received on items drawn on customer accounts with insufficient funds, partially offset by a $190,000 decrease in service charges on business accounts. Other service charges, commissions, and fees increased $655,000, or 17.2%, in first quarter 2006 as compared to first quarter 2005 due to a $301,000, or 21.9%, increase in merchant fees resulting from a change in fee structure and a $223,000, or 32.3%, increase in commissions received from the sale of third party annuity and investment products. Card-based revenues improved $222,000, or 9.5%, in first quarter 2006 from first quarter 2005 due to an increase in point-of-sale transactions resulting from increasing consumer preference for this payment form. Income derived from corporate owned life insurance increased $309,000, or 25.9%, for first quarter 2006 as compared to first quarter 2005 as a result of an increase in interest rates earned on the underlying investments. Other income increased $1.3 million in first quarter 2006 as compared to first quarter 2005 due to a $669,000 increase in income realized as a result of a rise in the market value of certain deferred compensation plan assets, a $312,000 gain on the sale of land, and $218,000 in income relating to a fair value adjustment on an interest rate swap.

Table 3
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2006	2005	% Change

Service charges on deposit accounts	$7,624	$6,693	13.9
Trust and investment management fees	3,172	3,129	1.4
Other service charges, commissions, and fees	4,465	3,810	17.2
Card-based fees	2,569	2,347	9.5

Subtotal fee-based revenues	17,830	15,979	11.6
Corporate owned life insurance	1,504	1,195	25.9
Other income	1,669	411	306.1

Subtotal, operating revenues	21,003	17,585	19.4
Security gains, net	369	2,561	(85.6)

Total noninterest income	$21,372	$20,146	6.1

For a discussion on net security gains, see the section titled "Investment Portfolio Management."

Noninterest Expense

Total noninterest expense for first quarter 2006 was $43.7 million, up 9.9% from $39.8 million in first quarter 2005, primarily due to increased salaries and benefits, occupancy, and other expenses.

Salaries and wages increased $2.0 million, or 12.0%, in first quarter 2006 as compared to first quarter 2005, reflecting the impact of general merit increases, $574,000 in severance costs related to a modest staff restructuring, $656,000 in stock option expense, and a $1.1 million increase in certain deferred compensation obligations. Retirement and other employee benefits increased 12.5% to $6.9 million for first quarter 2006 as compared to $6.1 million for first quarter 2005, resulting from a $410,000 increase in payroll taxes and a $339,000 increase in pension and profit sharing expense.

Table 4
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2006	2005	% Change

Compensation expense:
Salaries and wages	$18,743	$16,730	12.0
Retirement and other employee benefits	6,889	6,123	12.5

Total compensation expense	25,632	22,853	12.2
Net occupancy expense	4,458	4,261	4.6
Equipment expense	2,131	2,095	1.7
Technology and related costs	1,444	1,381	4.6
Professional services	2,177	2,386	(8.8)
Advertising and promotions	1,383	1,015	36.3
Merchant card expense	1,243	1,042	19.3
Other expenses	5,244	4,739	10.7

Total noninterest expense	$43,712	$39,772	9.9

Efficiency ratio	51.5%	49.9%

The efficiency ratio expresses noninterest expense as a percentage of tax equivalent net interest income plus total fees and other income. The Company's efficiency ratio increased to 51.5% for first quarter 2006 as compared to 49.9% for first quarter 2005 primarily as a result of higher noninterest expense.

Income Taxes

The Company's accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in Notes 1 and 14 to the Consolidated Financial Statements of the Company's 2005 Annual Report on Form 10-K.

Income tax expense totaled $7.8 million for first quarter 2006 as compared to $9.1 million for first quarter 2005, reflecting a decrease in the effective income tax rate to 23.2% for first quarter 2006 as compared to 26.6% for first quarter 2005. The decrease in effective tax rate was primarily attributable to an increase in tax-exempt income earned on state and municipal securities.

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

Table 5
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	At March 31, 2006			At December 31, 2005

	Market Value	Amortized Cost	% of Total	Market Value	Amortized Cost	% of Total	% Change in Market Value

Available for Sale
U.S. Treasury securities	$3,027	$3,031	0.1	$693	$696	-	-
U.S. Agency securities	197,562	197,701	7.0	41,349	41,546	1.8	377.8
Collateralized mortgage obligations	828,189	847,510	30.1	853,359	866,223	36.8	(2.9)
Other mortgage-backed securities	329,667	338,765	12.1	330,296	334,995	14.2	(0.2)
State and municipal securities	1,036,320	1,044,917	37.2	823,561	819,077	34.7	25.8
Other securities	259,424	258,899	9.2	237,372	237,258	10.1	9.3

Total available for sale	2,654,189	2,690,823	95.7	2,286,630	2,299,795	97.6	16.1

Held to Maturity
State and municipal securities	121,026	121,012	4.3	56,791	56,772	2.4	133.1

Total held to maturity	121,026	121,012	4.3	56,791	56,772	2.4	133.1

Total securities	$2,775,215	$2,811,835	100.0	$2,343,421	$2,356,567	100.0	18.4

	At March 31, 2006			At December 31, 2005

	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity

Available for Sale
U.S. Treasury securities	1.09%	1.22	4.61%	1.23%	1.15	3.80%
U.S. Agency securities	1.02%	1.59	5.41%	0.47%	0.56	2.96%
Collateralized mortgage obligations	2.45%	3.03	4.65%	2.10%	2.89	4.60%
Other mortgage-backed securities	4.01%	5.82	5.19%	3.57%	5.39	5.16%
State and municipal securities	4.95%	9.19	6.45%	5.16%	8.16	6.52%
Other securities	0.24%	7.47	5.52%	0.20%	5.50	5.42%

Total available for sale	3.37%	6.05	5.56%	3.18%	5.36	5.42%

Held to Maturity
State and municipal securities	0.87%	1.98	7.20%	0.81%	2.30	6.93%

Total held to maturity	0.87%	1.98	7.20%	0.81%	2.30	6.93%

Total securities	3.26%	5.87	5.63%	3.12%	5.29	5.46%

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

At March 31, 2006, the carrying value of the securities portfolio totaled $2.8 billion, an 18.4% increase from December 31, 2005 primarily resulting from $344.7 million in securities added as a result of the acquisition on Bank Calumet. The change in the mix of securities held in the portfolio from that maintained at December 31, 2005 is also a result of the acquired Bank Calumet securities.

Net gains realized from the sale of securities totaled $369,000 in first quarter 2006 as compared to $2.6 million for first quarter 2005. At March 31, 2006 gross unrealized gains in the securities portfolio totaled $11.5 million, and gross unrealized losses totaled $48.1 million, resulting in a net unrealized depreciation of $36.6 million. Securities in an unrealized loss position for greater than 12 months totaled $26.5 million, all of which represent securities issued or guaranteed by U.S. Government-sponsored agencies or securities with investment grade credit ratings. Management does not believe any individual unrealized loss at March 31, 2006 represents an other-than-temporary impairment. The Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Table 6
Loan Portfolio
(Dollar amounts in thousands)
	March 31, 2006	% of Total	December 31, 2005	% of Total	% Change

Commercial and industrial	$1,524,978	30.2	$1,161,660	27.0	31.3
Agricultural	134,708	2.7	131,689	3.1	2.3
Real estate - commercial	1,811,045	35.9	1,729,009	40.2	4.7
Real estate - construction	463,367	9.2	413,286	9.5	12.1

Subtotal - corporate loans	3,934,098	78.0	3,435,644	79.8	14.5

Direct installment	97,301	1.9	65,449	1.5	48.7
Home equity	527,888	10.5	504,593	11.7	4.6
Indirect installment	132,914	2.6	157,219	3.7	(15.5)
Real estate - 1-4 family	349,934	7.0	143,286	3.3	144.2

Subtotal - consumer loans	1,108,037	22.0	870,547	20.2	27.3

Total loans	$5,042,135	100.00	$4,306,191	100.0	17.1

Total loans excluding indirect installment	$4,909,221		$4,148,972		18.3

Outstanding loans as of March 31, 2006 totaled $5.0 billion, a 17.1% increase from $4.3 billion at December 31, 2005, primarily due to loans acquired as part of the acquisition of Bank Calumet. Excluding $682.3 million in loans acquired from Bank Calumet, loans increased approximately 1.3%, or 5.2% annualized, as compared to December 31, 2005, primarily due to increased corporate lending. As of March 31, 2006, corporate loans totaled $3.9 billion, up from $3.4 billion as of December 31, 2005. Excluding $402.1 million of loans acquired from Bank Calumet, corporate loans increased 2.8%, or 11.2% annualized, compared to fourth quarter 2005. This increase primarily reflects growth in real estate commercial and real estate construction lending. The Company remains optimistic about the prospects for continued commercial and commercial real estate loan growth for the balance of 2006.

Consumer loan balances at March 31, 2006 increased 27.3% from December 31, 2005 also as a result of the acquisition of Bank Calumet. Included in consumer loans are indirect installment loans, which decreased 15.5% from December 31, 2005 as the Company elected in 2004 to cease its indirect auto lending activities. Real estate 1-4 family loans increased by $206.6 million, or 144.2%, from year-end 2005 as almost one-third of the Bank Calumet loan portfolio consisted of real estate 1-4 family mortgages

Reserve for Loan Losses

The Company maintains a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates. Management evaluates the sufficiency of the reserve for loan losses based upon the combined total of specific, historical loss, and general components. Management believes that the reserve for loan losses of $62.3 million is adequate to absorb credit losses inherent in the loan portfolio at March 31, 2006.

For a summary of the changes in the reserve for loan losses during the quarters ended March 31, 2006 and 2005, refer to Note 6 of "Notes to Consolidated Financial Statements."

Table 7
Reserve for Loan Losses
(Dollar amounts in thousands)

	2006	2005

	March 31	December 31	September 30	June 30	March 31

For the period ended
Reserve for loan losses	$62,320	$56,393	$56,283	$56,262	$56,244
Total loans	5,042,135	4,306,191	4,287,266	4,223,168	4,153,728
Reserve for loan losses to loans	1.24%	1.31%	1.31%	1.33%	1.35%
Reserve for loan losses to nonperforming loans	363%	470%	461%	493%	343%
For the quarter ended
Provision for loan losses	$1,590	$2,780	$1,200	$1,800	$3,150
Net loans charged-off	1,565	2,670	1,179	1,782	3,624
Net loans charged-off to average loans, annualized	0.15%	0.25%	0.11%	0.17%	0.36%

At March 31, 2006, the Company's reserve for loan losses totaled $62.3 million as compared to $56.2 million at March 31, 2005. The $6.1 million increase from first quarter 2005 is primarily the result of Bank Calumet's $5.9 million in reserves added as part of acquisition. The ratio of the reserve for loan losses to total loans at March 31, 2006 was 1.24% as compared to 1.31% at December 31, 2005 and 1.35% at March 31, 2005, reflecting the Company's improved level of asset quality and reserves associated with loans acquired as part of the Bank Calumet acquisition. During first quarter 2006, net loan charge-offs continued to trend downward from fourth quarter 2005 levels. As a result, net loan charge-offs to average loans improved to 0.15%, a 58.3% reduction from 0.36% for first quarter 2005 and a 40.0% reduction from 0.25% for fourth quarter 2005.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are discussed in Notes 1 and 5 to the Consolidated Financial Statements of the Company's 2005 Annual Report on Form 10-K.

Nonperforming Assets

Nonperforming assets include loans for which the accrual of interest has been discontinued, loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower's financial condition, and real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion on the Company's policy on accrual of interest on loans see Note 1 to the Consolidated Financial Statements of the Company's 2005 Annual Report on Form 10-K.

Loans past due 90 days and still accruing interest are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, in the process of collection, and reasonably expected to result in repayment or restoration to current status.

Table 8
Nonperforming Assets and Past Due Loans
(Dollar amounts in thousands)
	2006	2005

	March 31	December 31	September 30	June 30	March 31

Nonaccrual loans:
Commercial and industrial	$10,803	$9,092	$8,789	$7,915	$8,467
Real estate - commercial	2,478	371	1,457	1,508	1,816
Real estate - construction	559	559	559	559	4,159
Consumer	1,418	1,420	944	912	1,222
Real estate - 1-4 family	1,920	548	457	525	743

Total nonaccrual loans	17,178	11,990	12,206	11,419	16,407
Foreclosed real estate	4,033	2,878	2,711	2,905	3,270

Total nonperforming assets	21,211	14,868	14,917	14,324	19,677
90 days past due loans (still accruing interest)	10,693	8,958	10,386	7,463	4,625

Total nonperforming assets plus 90 days past due loans	$31,904	$23,826	$25,303	$21,787	$24,302

Nonperforming loans to total loans	0.34%	0.28%	0.28%	0.27%	0.39%
Nonperforming assets to total loans plus foreclosed real estate	0.42%	0.35%	0.35%	0.34%	0.47%
Nonperforming assets plus 90 days past due loans to total loans plus foreclosed real estate	0.63%	0.55%	0.59%	0.52%	0.58%

As of March 31, 2006, nonperforming assets totaled $21.2 million, including $2.5 million in nonperforming assets acquired from Bank Calumet, as compared to $14.9 million at year-end 2005. The increase from December 31, 2005 to March 31, 2006 resulted from the addition of a single commercial credit and two real estate commercial credits that were transferred to nonaccrual status during the quarter. At March 31, 2006, nonperforming assets represented 0.42% of loans plus foreclosed real estate, as compared to 0.35% at December 31, 2005.

The Company's disclosure with respect to impaired loans is contained in Note 6 of "Notes to Consolidated Financial Statements."

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended March 31, 2006, December 31, 2005, and March 31, 2005. The Company believes that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

Table 9
Funding Sources - Average Balances
(Dollar amounts in thousands)
	Quarters Ended			% Change

	March 31, 2006	December 31, 2005	March 31, 2005	03/31/06 vs. 12/31/05	03/31/06 vs. 03/31/05

Demand deposits	$931,104	$950,523	$907,234	(2.0%)	2.6%
Savings deposits	560,364	576,291	644,492	(2.8%)	(13.1%)
NOW accounts	774,166	836,264	878,237	(7.4%)	(11.8%)
Money market accounts	717,199	674,351	685,633	6.4%	4.6%

Transactional deposits	2,982,833	3,037,429	3,115,596	(1.8%)	(4.3%)

Time deposits	1,798,244	1,755,931	1,550,292	2.4%	16.0%
Brokered deposits	351,232	333,697	252,109	5.3%	39.3%

Total time deposits	2,149,476	2,089,628	1,802,401	2.9%	19.3%

Total deposits	5,132,309	5,127,057	4,917,997	0.1%	4.4%

Repurchase agreements	402,786	450,025	394,506	(10.5%)	2.1%
Federal funds purchased	318,204	344,503	334,154	(7.6%)	(4.8%)
Federal Home Loan Bank ("FHLB") advances	581,718	540,355	508,731	7.7%	14.3%
Other borrowed funds	333	-	-	-	-

Total borrowed funds	1,303,041	1,334,883	1,237,391	(2.4%)	5.3%

Long-term debt	142,236	130,414	129,291	9.1%	10.0%

Total funding sources	$6,577,586	$6,592,354	$6,284,679	(0.2%)	4.7%

The Company's total average deposits were $5.1 billion for first quarter 2006, up 0.1% from fourth quarter 2005, as increases in time deposits offset decreases in transactional deposits. The movement in customer balances from transactional to time deposits reflects the shift of customer preferences and the impact of pricing competition in the changing interest rate environment. Average time deposit balances increased 2.4% in first quarter 2006 as compared to fourth quarter 2005 due, in part, to targeted pricing and promotional strategies designed to encourage longer-term retail deposits. In addition, average brokered deposits increased $17.5 million, or 5.3%, from fourth quarter 2005 to first quarter 2006 as the Company shifted part of its funding mix into longer-term deposits in anticipation of rising interest rates.

Total average borrowed funds for first quarter 2006 decreased 2.4% from fourth quarter 2005 as an increase in time deposits reduced the Company's reliance on Federal Funds and repurchase agreements.

On a period-end basis, borrowed funds increased from $1.3 billion as of December 31, 2005 to $1.6 billion as of March 31, 2006 primarily due to an increase in FHLB advances and a draw on the Company's line of credit, partially offset by a decrease in brokered repurchase agreements. At March 31, 2006, period-end FHLB borrowings totaled $795.0 million, as compared to $548.5 million at December 31, 2005. Of the $246.5 million increase from year-end 2005, $51.6 million was acquired as part of the acquisition of Bank Calumet while the remainder was used to fund increases in securities and loans. At March 31, 2006, the weighted-average maturity of FHLB borrowings was 3.0 months with a weighted-average rate of 4.53%, as compared to a weighted-average maturity of 5.1 months and a weighted-average rate of 4.11% at December 31, 2005.

MANAGEMENT OF CAPITAL

On March 15, 2006, the Company sold 4,398,750 shares of Common Stock in an underwritten public offering. The price to the public was $34.46 per share, and the proceeds to the Company, net of the underwriter's discount, were $32.737 per share, resulting in aggregate net proceeds of $144.0 million. The net proceeds were used to partially fund the acquisition of Bank Calumet. The Company had 61,326,066 shares issued as of March 31, 2006 and 56,927,316 shares issued as of December 31, 2006.

Stockholders' Equity

Stockholders' equity at March 31, 2006 was $688.5 million as compared to $544.1 million at December 31, 2005. The $144.4 million increase from December 31, 2005 is attributable to the common stock offering referred to above. Stockholders' equity as a percentage of assets was 7.9% at March 31, 2006, up from 7.5% at December 31, 2005. Book value per common share was $13.81, up from $11.99 at the end of 2005, with the increase attributable to the aforementioned increase in stockholders' equity.

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

The following table presents the Company's consolidated measures of capital at the dates presented and the capital guidelines established by the FRB to be categorized as "well capitalized."

Table 10
Capital Measurements

				Regulatory
	March 31,		December 31,	Minimum For

	2006	2005	2005	"Well Capitalized"

Regulatory capital ratios:
Total capital to risk-weighted assets	11.06%	11.53%	11.76%	10.00%
Tier 1 capital to risk-weighted assets	8.51%	10.47%	10.72%	6.00%
Tier 1 leverage to average assets	7.78%	8.18%	8.16%	5.00%
Tangible equity ratios:
Tangible equity to tangible assets	4.67%	6.21%	6.30%	(1)
Tangible equity to risk-weighted assets	6.19%	8.00%	8.26%	(1)

(1)

Ratio is not subject to formal FRB regulatory guidance. Tangible equity equals total equity less goodwill and other intangibles, and tangible assets equals total assets less goodwill and other intangibles. Internal guidelines provide for a targeted ratio of tangible equity to tangible assets to be in the range of 6.0% to 6.5%.

At March 31, 2006, the Company's Total Risk Based Capital was 11.06%, compared to 11.76% at December 31, 2005 as risk-weighted assets increased during that period. Its Tier 1 Risk Based Capital ratio was 8.51%, compared to 10.72% at December 31, 2005. The Company's tangible equity ratio, which represents the ratio of stockholders' equity to total assets excluding intangible assets, stood at 4.67%, down from 6.30% at December 31, 2005. The decline in the Tier I Risk Based Capital ratio and the tangible equity ratio was primarily due to an increase in goodwill and other intangible assets in connection with the Bank Calumet acquisition.

Stock Repurchase Programs

The Company continues to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to stockholders in the form of dividends and through common stock repurchases. The latter increases the percentage ownership of the Company by existing stockholders.

In May 2005, the Company's Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's common stock, or 5.5% of shares then outstanding. Under this plan, stock repurchases are authorized in both open market and privately negotiated transactions and have no execution time limit. Following the Bank Calumet acquisition, it is the Company's short-term intention to forego share repurchase activity, as it looks to rebuild tangible capital. As of March 31, 2006, 2,076,829 shares remained under the existing repurchase authorization.

The following table summarizes shares repurchased by the Company during the quarter ended March 31, 2006.

Table 11
Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program

January 1 - January 31, 2006	1,683	$35.16	1,683	2,076,829
February 1 - February 28, 2006	1,384	33.74	-	2,076,829
March 1 - March 31, 2006	36,583	36.61	-	2,076,829

Total	39,650	$36.45	1,683

(1)

Includes 1,683 shares purchased in private transactions and 37,967 shares acquired pursuant to the Company's stock option plans. Under the terms of these plans, the Company accepts shares of common stock from employees if they decide to transfer to the Company previously owned shares as payment for the exercise price of the stock options.

Dividends

The Company paid dividends of $0.275 per common share in first quarter 2006, up 14.6% from the quarterly dividend per share declared in first quarter 2005 of $0.24. The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share, was 50.0% for first quarter 2006 and 43.6% for first quarter 2005. The 2006 annualized indicated dividend of $1.10 represents an annualized dividend yield of 3.0% at March 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is the Company's primary market risk and is the result of repricing, basis, and option risk. A description and analysis of the Company's interest rate risk management policies is included in the Item 7a, "Quantitative and Qualitative Disclosures about Market Risk" contained in the Company's 2005 Annual Report on Form 10-K.

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

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates

	-200	+200	-200	+200	-300	+300

March 31, 2006:
Dollar change	$7,964	$(14,657)	$6,189	$(17,431)	$(2,955)	$(20,901)
Percent change	+3.0%	-5.4%	+2.3%	-6.5%	-1.1%	-7.7%
December 31, 2005:
Dollar change	$(2,596)	$(6,004)	$(7,254)	$(6,078)	(22,000)	$(4,212)
Percent change	-1.1%	-2.5%	-3.0%	-2.5%	-9.2%	-1.8%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.

At March 31, 2006, the Company's interest rate sensitivity profile, assuming a gradual upward change in rates, reflected a more negative exposure to rising interest rates in comparison to December 31, 2005. Conversely, in a falling rate environment, the Company's exposure shifted from a negative position at December 31, 2005 to a positive position at March 31, 2006. These changes in sensitivity profile result from a comparative increase in the projected volume of shorter-term borrowed funds as a result of a decrease in the projected level of transaction accounts. Because short-dated liabilities are more sensitive to changes in interest rates, this shift in balances caused both an increase and a decrease in the Company's short-term earnings risk to rising and falling interest rates, respectively. As Bank Calumet maintained an interest rate risk position similar to that of the Company, the acquisition of Bank Calumet did not significantly change the overall risk profile.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates

	-200	+200

March 31, 2006:
Dollar change	$13,089	$(101,460)
Percent change	+1.1%	-8.4%
December 31, 2005:
Dollar change	$(18,512)	$(70,553)
Percent change	-1.9%	-7.1%

While the estimated sensitivity of the Company's economic value of equity to changes in interest rates reflected a more negative exposure to rising interest rates, in a falling rate environment, the Company's exposure shifted from negative at December 31, 2005 to positive at March 31, 2006. The change in sensitivity from December 31, 2005 is primarily due to the comparative increase in longer-term state and municipal securities and the resulting increase in price volatility. This impact is partly offset by the issuance of $100 million of subordinated debt with a maturity of 10 years in association with the Bank Calumet acquisition.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer, and Principal Accounting Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and Principal Accounting Officer concluded that at the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Company's 2005 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Discussions regarding the purchase of securities by the issuer is located on page *31 of this Form 10-Q.

ITEM 6. EXHIBITS
Exhibit Number	Description of Documents	Sequential Page #

15	Acknowledgment of Independent Registered Public Accounting Firm.	3535
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	3636
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	3737
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	3838
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	3939
99	Report of Independent Registered Public Accounting Firm.	4040

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ MICHAEL L. SCUDDER
Michael L. Scudder Executive Vice President*

Date: May 4, 2006

* Duly authorized to sign on behalf of the Registrant.