Form 10-Q
period 2006-06-30
FIRST MIDWEST BANCORP INC
filed 2006-08-04
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967

_______________

FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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
At August 3, 2006, there were 49,929,474 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS
Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Condition	3*
	Consolidated Statements of Income	4*
	Consolidated Statements of Changes in Stockholders' Equity	5*
	Consolidated Statements of Cash Flows	6*
	Notes to Consolidated Financial Statements	7*

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18*

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34*

Item 4.	Controls and Procedures	36*

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors	36*

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36*

Item 4.	Submission of Matters to a Vote of Security Holders	37*

Item 6.	Exhibits	37*

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Dollar amounts and number of shares in thousands)
	June 30, 2006	December 31, 2005

	(Unaudited)
Assets
Cash and due from banks	$236,848	$157,070
Federal funds sold and other short-term investments	4,399	1,607
Mortgages held for sale	3,000	4,301
Trading account securities	14,051	13,067
Securities available for sale, at market value	2,593,715	2,286,630
Securities held to maturity, at amortized cost	116,707	56,772

Loans	5,041,345	4,306,191
Reserve for loan losses	(62,359)	(56,393)

Net loans	4,978,986	4,249,798

Premises, furniture, and equipment	121,796	95,345
Accrued interest receivable	52,347	41,668
Investment in corporate owned life insurance	193,048	156,441
Goodwill	266,037	85,962
Other intangible assets	32,766	10,035
Other assets	79,128	51,455

Total assets	$8,692,828	$7,210,151

Liabilities
Demand deposits	$1,125,448	$976,557
Savings deposits	680,794	566,288
NOW accounts	959,260	812,249
Money market deposits	993,422	685,112
Time deposits	2,499,261	2,107,626

Total deposits	6,258,185	5,147,832

Borrowed funds	1,412,553	1,294,532
Long-term debt	226,128	130,092
Accrued interest payable	20,237	13,193
Payable for securities purchased	-	18,215
Other liabilities	80,787	62,219

Total liabilities	7,997,890	6,666,083

Stockholders' Equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 100,000 shares; issued: June 30, 2006 - 61,326 shares, December 31, 2005 - 56,927 shares; outstanding: June 30, 2006 - 49,925 shares December 31, 2005 - 45,387 shares	613	569
Additional paid-in capital	204,519	60,760
Retained earnings	789,593	762,575
Accumulated other comprehensive loss, net of tax	(33,175)	(8,284)
Treasury stock, at cost: June 30, 2006 - 11,401 shares December 31, 2005 - 11,540 shares	(266,612)	(271,552)

Total stockholders' equity	694,938	544,068

Total liabilities and stockholders' equity	$8,692,828	$7,210,151

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Interest Income
Loans	$90,512	$64,325	$164,827	$123,940
Securities available for sale	30,911	24,098	57,097	46,914
Securities held to maturity	1,497	746	2,362	1,414
Federal funds sold and other short-term investments	130	89	289	145

Total interest income	123,050	89,258	224,575	172,413

Interest Expense
Deposits	36,546	20,204	65,014	37,364
Borrowed funds	16,842	7,599	30,070	14,422
Long-term debt	3,704	2,044	6,068	4,107

Total interest expense	57,092	29,847	101,152	55,893

Net interest income	65,958	59,411	123,423	116,520

Provision for loan losses	2,059	1,800	3,649	4,950

Net interest income after provision for loan losses	63,899	57,611	119,774	111,570

Noninterest Income
Service charges on deposit accounts	10,847	7,446	18,471	14,139
Trust and investment management fees	3,695	3,150	6,867	6,279
Other service charges, commissions, and fees	4,837	4,402	9,302	8,212
Card-based fees	3,762	2,620	6,331	4,967
Corporate owned life insurance income	1,940	1,223	3,444	2,418
Security gains (losses), net	20	(16)	389	2,545
Other income	166	848	1,835	1,259

Total noninterest income	25,267	19,673	46,639	39,819

Noninterest Expense
Salaries and wages	19,963	17,713	38,706	34,443
Retirement and other employee benefits	7,076	6,346	13,965	12,469
Net occupancy expense	5,206	4,027	9,664	8,288
Equipment expense	2,705	2,073	4,836	4,168
Technology and related costs	1,838	1,396	3,282	2,777
Professional services	2,331	2,284	4,508	4,670
Advertising and promotions	2,620	1,235	4,003	2,250
Merchant card expense	1,360	1,174	2,603	2,216
Other expenses	8,891	4,997	14,135	9,736

Total noninterest expense	51,990	41,245	95,702	81,017

Income before income tax expense	37,176	36,039	70,711	70,372
Income tax expense	8,441	9,529	16,208	18,655

Net income	$28,735	$26,510	$54,503	$51,717

Per Share Data
Basic earnings per share	$0.58	$0.58	$1.13	$1.13
Diluted earnings per share	$0.57	$0.58	$1.12	$1.12
Cash dividends per share	$0.275	$0.250	$0.550	$0.490
Weighted average shares outstanding	49,896	45,627	48,224	45,749
Weighted average diluted shares outstanding	50,244	45,900	48,571	46,031

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2004	$569	$61,918	$707,435	$10,115	$(247,999)	$532,038
Comprehensive Income:
Net income	-	-	51,717	-	-	51,717
Other comprehensive (loss): (1)
Unrealized (losses) on securities	-	-	-	(477)	-	(477)
Unrealized (losses) on hedging activities activities	-	-	-	(294)	-	(294)

Total comprehensive income						50,946
Dividends declared ($0.49 per share)	-	-	(22,373)	-	-	(22,373)
Purchase of treasury stock	-	-	-	-	(24,976)	(24,976)
Treasury stock issued to benefit plans benefit	-	76	-	-	128	204
Stock option expense	-	14	-	-	-	14
Exercise of stock options	-	(531)	-	-	1,762	1,231

Balance at June 30, 2005	$569	$61,477	$736,779	$9,344	$(271,085)	$537,084

Balance at December 31, 2005	$569	$60,760	$762,575	$(8,284)	$(271,552)	$544,068
Comprehensive Income:
Net income	-	-	54,503	-	-	54,503
Other comprehensive income (loss): (1)
Unrealized (losses) on securities	-	-	-	(25,101)	-	(25,101)
Unrealized gains on hedging activities	-	-	-	210	-	210

Total comprehensive income						29,612
Dividends declared ($0.55 per share)	-	-	(27,485)	-	-	(27,485)
Issuance of common stock	44	143,622	-	-	-	143,666
Purchase of treasury stock	-	-	-	-	(416)	(416)
Treasury stock issued to benefit plans	-	83	-	-	87	170
Stock option expense	-	1,396	-	-	-	1,396
Exercise of stock options	-	(1,554)	-	-	5,269	3,715
Other	-	212	-	-	-	212

Balance at June 30, 2006	$613	$204,519	$789,593	$(33,175)	$(266,612)	$694,938

(1)	Net of taxes and reclassification adjustments.

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)

	Six Months Ended June 30,

	2006	2005

Net cash provided by operating activities	$20,369	$40,133

Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	265,248	222,458
Proceeds from sales	209,043	52,436
Purchases	(505,561)	(361,702)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	35,166	12,153
Purchases	(60,162)	(15,104)
Net increase in loans	(64,469)	(93,571)
Proceeds from sales of other real estate owned	1,753	823
Proceeds from sales of premises, furniture, and equipment	916	9
Purchases of premises, furniture, and equipment	(7,885)	(7,327)
Acquisitions, net of cash acquired	(220,967)	-

Net cash used in investing activities	(346,918)	(189,825)

Financing Activities
Net increase in deposit accounts	170,372	183,051
Net increase in borrowed funds	18,425	31,482
Proceeds from the issuance of long-term debt	99,887	-
Proceeds from the issuance of common stock	143,666	-
Purchase of treasury stock	(416)	(24,976)
Cash dividends paid	(26,238)	(22,086)
Exercise of stock options	2,850	899
Excess tax benefit from exercise of nonqualified stock options	573	-

Net cash provided by financing activities	409,119	168,370

Net increase in cash and cash equivalents	82,570	18,678
Cash and cash equivalents at beginning of period	158,677	120,210

Cash and cash equivalents at end of period	$241,247	$138,888

Supplemental Disclosures:
Noncash transfers of loans to foreclosed real estate	$2,106	$275
Dividends declared but unpaid	13,749	11,380
Noncash transfer of loans to securities available for sale	105,976	-

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated financial statements include the accounts of First Midwest Bancorp, Inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which was issued to require that all tax positions be evaluated using consistent criteria and measurement and further supplemented by enhanced disclosure. FIN 48, an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation provides clear criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes, as well as provides guidance on accrual of interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 or January 1, 2007 for calendar year-end companies. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative-effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. The Company is currently evaluating the impact of this interpretation on its financial position and results of operations.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets," which requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. An entity can elect either to (1) subsequently measure servicing rights at fair value and report changes in fair value in earnings, or (2) continue the current practice of amortizing servicing rights in proportion to and over the expected period of servicing income or loss. The statement also permits entities, at the date of adoption, a one-time option to reclassify certain available-for-sale ("AFS") securities to trading securities, without calling into question the classification of other AFS securities under Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), provided that the AFS securities are identified as offsetting the entity's exposure to changes in fair value of servicing assets or liabilities that the entity has elected to subsequently measure at fair value. This statement is effective for fiscal years beginning after September 15, 2006 or January 1, 2007 for calendar-year companies. The Company is currently evaluating the impact of the statement on its financial position and results of operations.

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments," which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS No. 133. This statement is effective for all financial instruments acquired, issued, or subject to remeasurement after the beginning of the first fiscal year that begins after September 15, 2006 or January 1, 2007 for calendar-year companies, with earlier adoption permitted. The Company is currently evaluating the impact of the statement on its financial position and results of operations.

Effective January 1, 2006, the Company adopted FASB Staff Position FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which addresses the steps in determining when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. FSP FAS 115-1 discusses accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain quantitative and qualitative disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss when the impairment loss is deemed other-than-temporary, even if the decision to sell has not been made. FSP FAS 115-1 replaces the impairment evaluation guidance set forth in paragraphs 10-18 of Emerging Issues Task Force Issue No. 03-1 ("EITF 03-1") and amends existing other-than-temporary impairment guidance, including that provided in SFAS No. 115, "Accounting for Debt and Equity Securities," and Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The adoption of FSP FAS 115-1 did not have a material impact on the Company's financial position, results of operations, or liquidity.

Effective January 1, 2006, the Company adopted FASB Statement 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which establishes accounting standards for transactions in which an entity (i) exchanges its equity instruments for goods or services or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using Accounting Principles Board Opinion No. 25 ("APB 25") and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The statement also requires that the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow as required under existing accounting rules. Upon adoption, the Company elected to recognize compensation expense under the modified prospective method. This method requires compensation cost to be recognized in the financial statements beginning January 1, 2006 based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to 2006. For additional discussion regarding the adoption of SFAS No. 123R and its impact on the Company's financial position and results of operation, refer to Note 12, "Stock-Based Compensation."

3. ACQUISITION ACTIVITY

On March 31, 2006, the Company completed the acquisition of Bank Calumet, Inc. (the "Bank Calumet Acquisition"), a single bank holding company in a cash transaction valued at $153.59 per Bank Calumet share, or approximately $307 million. The Company believes that Bank Calumet represents an excellent opportunity to expand its franchise in the southeast Chicago metropolitan area. The transaction was accounted for under the purchase method of accounting, which provides for the establishment of goodwill equal to the excess of the purchase price over the fair value of the identifiable net assets. As a result, the Company recognized goodwill of $180.1 million and other intangible assets of $24.4 million. Goodwill is not amortized but is subject to impairment tests on at least an annual basis. The other intangibles will be amortized over a weighted average life of 10.3 years. Goodwill initially recorded is subject to the completion of the valuation of assets acquired and liabilities assumed, which were substantially complete as of June 30, 2006. The goodwill and other intangibles resulting from this transaction are not deductible for income tax purposes. The results of operations of Bank Calumet are included in the Company's Consolidated Statements of Income effective with the second quarter 2006.

The following table presents the allocation of the purchase price of Bank Calumet, including acquisition costs, to assets acquired and liabilities assumed, based on their fair values at the date of acquisition, March 31, 2006. During second quarter 2006, adjustments were made to the assigned fair value of assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations and adjustments to initial estimates recorded for transaction costs or exit liabilities. The adjusted amounts are included in the Company's June 30, 2006 Consolidated Statements of Condition. (Dollar amounts in thousands).
Cash	$85,735
Federal funds sold and other short-term investments	300
Securities available for sale	314,609
Securities held to maturity	34,777
Loans, net of reserve for loan loss	670,474
Premises, furniture, and equipment	24,287
Investment in corporate owned life insurance	21,388
Goodwill	180,075
Core deposit premium	24,402
Accrued interest receivable and other assets	11,611
Total assets acquired	1,367,658

Deposits	939,981
Borrowed funds	99,596
Other liabilities	21,079
Total liabilities assumed	1,060,656
Net assets acquired	$307,002

In conjunction with the Bank Calumet Acquisition, the Company acquired $676.4 in loans. Bank Calumet's allowance for loan losses at the acquisition date was $6.9 million. The Company applied the guidance required under the American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3") and determined that certain loans acquired in the Bank Calumet Acquisition had evidence of deterioration of credit quality since origination and were probable that all contractual required payments would not be collected on these loans. The Company determined that nine loans with a book value totaling approximately $3.5 million and a fair value of $2.6 million were within the guidelines set forth under SOP 03-3. The Company recorded these at their fair value and reduced the allowance for loan losses by $925,000. Accordingly, the Company recorded $5.9 million of allowance for loan losses on loans not subject to SOP 03-3. During the quarter ended June 30, 2006, the Company did not increase the allowance for loan losses for the loans subject to SOP 03-3.

In connection with the acquisition, the Company accrued $6.9 million for direct merger-related costs, which was included in the purchase price of the transaction and in the determination of goodwill. The merger-related charges consist of $3.9 million in employee severance and benefit related costs, $1.9 million in contract termination costs, and $1.2 million in professional fees. Employee severance and benefit related charges include severance, other benefits, and outplacement costs associated with the termination of employees primarily in centralized corporate support and data processing functions and change-in-control payments made pursuant to pre-existing employment agreements. The severance amounts were determined based on the Company's existing severance pay programs and will be paid out over a remaining benefit period of up to 7 months as of June 30, 2006. Change-in-control payments will be paid out over a remaining benefit period of up to 33 months as of June 30, 2006. Contract termination costs represent cancellation payments or present values of the remaining contract obligation for termination of certain data processing agreements and similar services. Professional fees include legal, investment banking, and accounting services associated with consummating the acquisition.

In addition to the direct merger-related charges, the Company incurred $3.0 million in pre-tax integration and related costs during second quarter 2006 that were incurred as part of the acquisition and integration of Bank Calumet, with $1.0 million representing a contribution made to the First Midwest Charitable Foundation in the name of Bank Calumet's founders, and the remainder representing direct costs and employee bonus payments related to the integration process.

The Bank Calumet Acquisition was financed through a mixture of long-term debt and equity issuances. For additional discussion of the financing, refer to Note 8, "Long-term Debt," and Note 9, "Material Transaction Affecting Stockholders' Equity."

4. SECURITIES

Securities Portfolio
(Dollar amounts in thousands)
	June 30, 2006				December 31, 2005

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Available for Sale
U.S. Treasury	$2,862	$-	$(10)	$2,852	$696	$-	$(3)	$693
U.S. Agency	126,650	26	(391)	126,285	41,546	-	(197)	41,349
Collateralized mortgage obligations	791,846	27	(23,121)	768,752	866,223	574	(13,438)	853,359
Other mortgage- backed	428,653	1,137	(14,243)	415,547	334,995	1,458	(6,157)	330,296
State and municipal	1,040,022	6,064	(23,832)	1,022,254	819,077	12,407	(7,923)	823,561
Other	257,998	958	(931)	258,025	237,258	615	(501)	237,372

Total	$2,648,031	8,212	$(62,528)	$2,593,715	$2,299,795	$15,054	$(28,219)	$2,286,630

	June 30, 2006				December 31, 2005

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Held to Maturity

State and municipal	$116,707	$219	$(4)	$116,922	$56,772	$20	$(1)	$56,791

Total	$116,707	$219	$(4)	$116,922	$56,772	$20	$(1)	$56,791

5. LOANS

Loan Portfolio
(Dollar amounts in thousands)

	June 30,	December 31,
	2006	2005

Commercial and industrial	$1,550,730	$1,161,660
Agricultural	140,440	131,689
Real estate - commercial	1,873,402	1,729,009
Real estate - construction	539,915	413,286
Consumer	716,481	727,261
Real estate - 1-4 family	220,377	143,286

Total loans	$5,041,345	$4,306,191

Total loans reported are net of deferred loan fees of $7.2 million at June 30, 2006 and $6.2 million at December 31, 2005 and include overdrawn demand deposits totaling $3.4 million at June 30, 2006 and $8.7 million at December 31, 2005.

The Company primarily lends to consumers and small to mid-sized businesses in the market areas in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower. The Company believes that such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. At June 30, 2006 and December 31, 2005, there were no significant loan concentrations with any single borrower, industry, or geographic segment.

It is the Company's policy to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral to obtain prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws and the Company's lending standards and credit monitoring procedures.

Securitization Activity

During June 2006, the Company securitized $106.0 million of real estate 1-4 family loans, converting the loans into mortgage-backed securities issued through the Federal Home Loan Mortgage Corporation. Accordingly, the securitized amounts were reclassified from loans to securities available-for-sale. The Company retained servicing responsibilities for the mortgages supporting these securities and collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. The Company also services loans from prior securitizations and serviced loans acquired as part of the Bank Calumet Acquisition. Mortgage loans serviced for and owned by third parties are not included in the Consolidated Statements of Condition. The unpaid principal balance of these loans totaled $210.4 million as of June 30, 2006 and $57.1 million as of December 31, 2005. The Company has no recourse for credit losses on the loans securitized in 2006 or the loans previously serviced by Bank Calumet but retains limited recourse, through November 30, 2011, for credit losses on $19.1 million of the loans securitized during 2004. The dollar amount of the potential recourse to the Company is capped at a certain percentage of the initial balance of the loans for which recourse exists. The liability for the expected costs related to this recourse agreement totaled $148,000 as of June 30, 2006 and December 31, 2005.

Carrying Value of Mortgage Servicing Rights

(Dollar amounts in thousands)
	Quarters Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Balance at beginning of period	$1,485	$772	$638	$798
New servicing assets	1,424	-	1,424	-
Servicing assets of acquired bank	-	-	884	-
Amortization	(50)	(57)	(87)	(83)

Balance at end of period	$2,859	$715	$2,859	$715

Mortgage servicing rights retained by the Company in a sale or securitization of loans are reported at the lower of amortized cost or fair value and included in other assets in the Consolidated Statements of Condition. Fair value is initially measured based on allocating the previous carrying amount of the assets sold or securitized between the assets sold and the retained interests based on their relative fair values on the date of sale or securitization. Fair value is subsequently determined by estimating the present value of the future cash flows associated with the mortgage loans serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include prepayment and discount rates. The Company uses market-based data for assumptions related to the valuation of mortgage servicing rights. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing revenues. On a quarterly basis, the Company assesses its capitalized mortgage servicing rights for impairment based on their current fair value. The Company stratifies its servicing rights based on loan type, which it believes is the predominant risk characteristic of the underlying loans. The impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights exceeds the fair value of each individual loan type.

6. RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve for Loan Losses
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Balance at beginning of period	$62,320	$56,244	$56,393	$56,718
Loans charged-off	(2,594)	(2,224)	(4,671)	(6,336)
Recoveries of loans previously charged-off	541	442	1,053	930

Net loans charged-off	(2,053)	(1,782)	(3,618)	(5,406)
Provision for loan losses	2,059	1,800	3,649	4,950
Reserve of acquired bank	33	-	5,935	-

Balance at end of period	$62,359	$56,262	$62,359	$56,262

A portion of the Company's reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets. No additional funds are committed to be advanced in connection with impaired loans.

Impaired, Nonaccrual, and Past Due Loans
(Dollar amounts in thousands)
	June 30, 2006	December 31, 2005
	March 31, 2006	December 31, 2005

Nonaccrual loans:
Impaired loans with valuation reserve required (1)	$5,888	$3,070
Impaired loans with no valuation reserve required	7,025	6,952

Total impaired loans	12,913	10,022
Other nonaccrual loans (2)	2,534	1,968

Total nonaccrual loans	$15,447	$11,990

Loans past due 90 days and still accruing interest	$14,185	$8,958
Valuation reserve related to impaired loans	4,593	2,727

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.
(2)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

The average recorded investment in impaired loans was $15.3 million for the six months ended June 30, 2006 and $14.0 million for the six months ended June 30, 2005. Interest income recognized on impaired loans was $30,000 for the six months ended June 30, 2006 and $17,000 for the six months ended June 30, 2005. Interest income recognized on impaired loans is recorded using the cash basis of accounting.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the Carrying Amount of Goodwill

(Dollar amounts in thousands)
	Quarters ended June 30,		Six Months June 30,

	2006	2005	2006	2005

Balance at beginning of period	$264,900	$84,547	$85,962	$84,547
Goodwill from business combinations	-	-	178,938	-
Purchase accounting adjustments	1,137	-	1,137	-

Balance at end of period	$266,037	$84,547	$266,037	$84,547

Goodwill initially recorded is subject to the completion of the valuation of assets acquired and liabilities assumed. Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations and adjustments to initial estimates recorded for transaction costs or exit liabilities. Goodwill is not amortized but is subject to impairment tests on at least an annual basis. The Company's annual goodwill impairment test was performed at October 1, 2005, and it was determined no impairment existed at that date.

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

Other Intangible Assets

(Dollar amounts in thousands)
	June 30, 2006				December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)

Other intangible assets:
Core deposit premium	$38,300	$5,617	$32,683	8.7	$13,834	$3,966	$9,868	4.0
Noncompete agreement	500	417	83	0.5	500	333	167	1.0

Total other intangible assets	$38,800	$6,034	$32,766	8.7	$14,334	$4,299	$10,035	4.0

The gross carrying amount of core deposit premium increased $24.5 million from December 31, 2005 to June 30, 2006 due to the Bank Calumet Acquisition and the purchase of the Carpentersville, Illinois branch.

Amortization expense of other intangible assets totaled $1.2 million for the quarter ended June 30, 2006 and $533,000 for the quarter ended June 30, 2005. Amortization expense of other intangible assets totaled $1.7 million for the six months ended June 30, 2006 and $1.1 million for the six months ended June 30, 2005. Amortization expense on other intangible assets is expected to total $2.3 million for the remainder of 2006, $4.4 million in both 2007 and 2008, $3.9 million in both 2009 and 2010, and $3.1 million in 2011.

8. LONG-TERM DEBT

Long-term Debt

(Dollar amounts in thousands)
	June 30, 2006	December 31, 2005

6.95% junior subordinated debentures due 2033 (1)	$126,237	$130,092
5.85% subordinated debt due 2016 (2)	99,891	-

Total long-term debt	$226,128	$130,092

(1)

Included in the carrying value are unamortized discounts of $137,400 at June 30, 2006 and $139,900 at December 31, 2005 and a basis adjustment related to fair value hedges of a negative $2.5 million as of June 30, 2006 and a positive $1.4 million as of December 31, 2005. For additional discussion regarding the fair value hedges, refer to Footnote 11 to the Consolidated Financial Statements in the Company's Annual
Report on Form 10-K for the year ended December 31, 2005

(2)	Included in the carrying value is an unamortized discount of $109,200 at June 30, 2006.

In 2003, the Company formed First Midwest Capital Trust I ("FMCT I"), a statutory business trust, organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole assets of the trust. In November 2003, FMCT I issued $125 million of 6.95% trust preferred securities. The coupon rate is fixed with distributions payable semi-annually. For additional discussion regarding FMCT I and the trust preferred securities issued, refer to Footnote 10 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

On March 21, 2006, the Company issued $100.0 million of 10-year subordinated notes. The notes were issued at a discount and have a fixed coupon interest rate of 5.85%, per annum, which is payable semi-annually. The notes are not redeemable prior to maturity and are junior and subordinate to the Company's senior indebtedness. Issuance costs were capitalized and are included in other assets on the Consolidated Statements of Condition and totaled $1.0 million as of June 30, 2006. The issuance costs are being amortized over ten years as a component of interest expense. For regulatory capital purposes, the notes qualify as Tier 2 Capital. Proceeds from the debt issuance were used to partially fund the Bank Calumet Acquisition.

9. MATERIAL TRANSACTION AFFECTING STOCKHOLDERS' EQUITY

On March 15, 2006, the Company sold 4,398,750 shares of Common Stock in an underwritten public offering. The price to the public was $34.46 per share, and the proceeds to the Company, net of the underwriters' discount, were $32.737 per share, resulting in aggregate net proceeds of $144.0 million. The net proceeds were used to partially fund the Bank Calumet Acquisition. The Company had 61,326,066 shares issued as of June 30, 2006 and 56,927,316 shares issued as of December 31, 2005.

10. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Share
(Amounts in thousands, except per share data)
	Quarters Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Basic Earnings per Share:
Net income	$28,735	$26,510	$54,503	$51,717
Average common shares outstanding	49,896	45,627	48,224	45,749
Basic earnings per share	$0.58	$0.58	$1.13	$1.13

Diluted Earnings per Share:
Net income	$28,735	$26,510	$54,503	$51,717
Average common shares outstanding	49,896	45,627	48,224	45,749
Dilutive effect of stock options	348	273	347	282

Diluted average common shares outstanding	50,244	45,900	48,571	46,031

Diluted earnings per share	$0.57	$0.58	$1.12	$1.12

11. PENSION PLAN

Net Periodic Benefit Pension Expense
(Dollar amounts in thousands)
	Quarters Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$1,237	$1,136	$2,475	$2,292
Interest cost	671	638	1,342	1,235
Expected return on plan assets	(861)	(892)	(1,722)	(1,578)
Recognized net actuarial loss	276	251	552	490
Amortization of prior service cost	1	2	2	4

Net periodic cost	$1,324	$1,135	$2,649	$2,443

The Company previously disclosed in Note 15 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2005 that it expected to contribute approximately $4.7 million to its Pension Plan in 2006. Based on the actuarial assumptions, the Company made $5.5 million in employer contributions to the Pension Plan in April 2006.

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

Effect of Recording Share-Based Compensation Expense
(Dollar amounts in thousands, except per share data)

	Quarter Ended June 30, 2006	Six Months Ended June 30, 2006

Stock option expense	$740	$1,396
Income tax benefit	288	544

Stock option expense, net of tax	$452	$852

Cash flows used in operating activities	$(184)	$(573)
Cash flows provided by financing activities	$184	$573
Basic earnings per share	$0.01	$0.02
Diluted earnings per share	$0.01	$0.02

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

Prior to Adoption Impact

Pursuant to SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following table presents the pro forma net income and earnings per share disclosures for the quarter and six months ended June 30, 2005, as if compensation cost for stock options, net of related tax effects, was determined under the fair value method and amortized to expense over the options' vesting periods.

Pro Forma Net Income and Earnings per Share
(Dollar amounts in thousands, except per share data)

	Quarter Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$26,510	$51,717
Less: pro forma expense related to options, net of tax	448	890

Pro forma net income	$26,062	$50,827

Basic Earnings Per Share:
As reported	$0.58	$1.13
Pro forma	$0.57	$1.11
Diluted earnings per share:
As reported	$0.58	$1.12
Pro forma	$0.57	$1.10

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

Valuation Assumptions
	Quarters Ended June 30, (1)		Six Months Ended June 30,

	2006	2005	2006	2005

Weighted-average assumptions used in the model to determine the fair value of the options granted:
Risk-free interest rate	1.99%	3.36%	4.55%	4.08%
Expected life of the option (in years)	1.0	1.0	5.9	6.3
Expected dividend yield	2.65%	2.80%	2.92%	2.75%
Expected stock volatility	18%	14%	18%	19%

Weighted-average fair value of options at their grant date	$2.41	$1.92	$6.11	$6.30

(1)

Annual option awards are granted in the first quarter of each year. Option awards granted in subsequent quarters represent reload grants, which, pursuant to the provisions of the Omnibus and Directors Plans, are grants issued to replace the number of previously issued shares tendered by optionees in payment of the exercise price of a stock option.

Nonqualified Stock Option Transactions

(Amounts in thousands, except per share data)
	Six Months Ended June 30, 2006

	Options	Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)

Outstanding at beginning of year	2,319	$28.31
Granted	543	33.97
Exercised	(189)	23.35
Forfeited	(141)	33.35
Expired	(16)	36.96

Outstanding at end of period	2,516	$29.57	6.72	$18,990

Exercisable at end of period	1,457	$26.60	5.12	$15,331

(1)	Represents the average contractual life remaining in years.
(2)

Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company's average of the high and low stock price on the last trading day of second quarter 2006 and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on June 30, 2006. This amount will change based on the fair market value of the Company's common stock.

At June 30, 2006, $4.3 million of total unrecognized compensation expense related to unvested stock options is expected to be recognized over a weighted-average period of 1.5 years. Other stock option activity is summarized in the table below.

Other Stock Option Activity

(Dollar amounts in thousands)
	Quarters Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Total intrinsic value of stock options exercised	$743	$481	$2,366	$871
Cash received from stock options exercised	$1,527	$402	$2,856	$884
Income tax benefit realized from stock options exercised	$271	$191	$865	$346

Other Stock Option Information

Pursuant to the provisions of the Directors Plan, the Company accelerated the vesting of 15,677 options held by two former directors during the first six months of 2005. As a result of the award modification, the Company recognized additional compensation expense of $14,000 for the six months ended June 30, 2005. No additional modifications were made to stock options awards during the first six months of 2005. There were no stock option award modifications during the six months ended June 30, 2006.

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	June 30, 2006	December 31, 2005

Commitments to extend credit:
Home equity lines	$328,794	$294,623
All other commitments	1,347,553	1,186,761
Letters of credit:
Standby	169,066	142,463
Commercial	1,823	1,820
Recourse on assets securitized	19,134	21,469

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements is represented by the contractual amount of the commitment. The carrying value of the Company's standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $762,000 at June 30, 2006 and $752,000 at December 31, 2005. At June 30, 2006, standby letters of credit had a remaining weighted-average term of approximately 16.5 months, with remaining actual lives ranging from less than 1 year to 9.4 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in fourth quarter 2004, the Company is obligated by agreement to repurchase at recorded value any nonperforming loans, defined as loans past due greater than 90 days. The aggregate recorded value of securitized loans subject to this recourse obligation was $19.1 million at June 30, 2006 and $21.5 million at December 31, 2005. Per its agreement, the Company's recourse obligations will end on November 30, 2011. The carrying value of the Company's recourse liability, which is included in other liabilities in the Consolidated Statements of Condition, totaled $148,000 at June 30, 2006 and December 31, 2005.

Legal Proceedings

At June 30, 2006, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company at June 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of the Company's results of operations and financial condition for the quarter and six months ended June 30, 2006 and 2005. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as the Company's 2005 Annual Report on Form 10-K. Results of operations for the quarter and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

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

The Company must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. The Company recorded a valuation allowance of $268,000 for certain state tax credits that are not expected to be fully realized. Although the Company has determined a valuation allowance is not required for any other deferred tax assets, there is no guarantee that these assets are recognizable. For additional discussion of income taxes, see Note 1, "Summary of Significant Accounting Policies," and Note 14, "Income Taxes," of the Company's 2005 Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: The Company and its representatives may, from time to time, make written or oral statements that are "forward-looking" and provide information other than historical information, including statements contained in this Form 10-Q and the Company's 2005 Annual Report on Form 10-K, the Company's other filings with the Securities and Exchange Commission or in communications to its stockholders. These statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from any results, levels of activity, performance, or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below.

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

PERFORMANCE OVERVIEW

The Company's net income for second quarter ended June 30, 2006 increased to $28.7 million, or $0.57 per diluted share, as compared to $26.5 million, or $0.58 per diluted share, in second quarter 2005. For the first six months of 2006, net income was $54.5 million, or $1.12 per diluted share, as compared to $51.7 million, or $1.12 per diluted share.

Second quarter 2006 performance was negatively impacted by integration and related costs specific to the Bank Calumet Acquisition totaling $3.0 million, or $1.8 million after tax. In addition, operating results reflect stock option expense attributable to the Company's adoption of Financial Accounting Standards Board Statement 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), of $740,000, or $452,000 after tax, in second quarter 2006 and $1.4 million, or $852,000 after tax, for the six months ended June 30, 2006.

Earnings per diluted share for the quarter and six months ended June 30, 2006 was negatively influenced by the issuance of 4.4 million common shares in mid-March to aid in the financing of the Bank Calumet Acquisition on March 31, 2006. The issuance created a reduction in earnings per share of $0.05 in second quarter 2006 and $0.07 for the first six months of 2006. Earnings per diluted share for both second quarter 2006 and the first six months of 2006 was also negatively impacted by $0.04 due to integration and related expenses specific to the Bank Calumet Acquisition. In addition, operating results include the impact of expensing stock options of $0.01 per diluted share in second quarter 2006 and $0.02 per diluted share in the first six months of 2006.

Second quarter 2006 performance resulted in an annualized return on average assets of 1.33%, as compared to 1.52% for second quarter 2005, and an annualized return on average equity of 16.5%, as compared to 19.9% for second quarter 2005. For the first six months of 2006, performance resulted in an annualized return on average assets of 1.35% and an annualized return on average equity of 17.0%, as compared to an annualized return on assets of 1.51% and an annualized return on average equity of 19.5% for the same period in 2005.

Compared to second quarter 2005, the Company's second quarter 2006 net earnings reflected higher net interest income, lower provision for loan losses, improved fee-based revenues, and continued tight control of operating costs. The Company's higher net interest income in second quarter 2006 resulted from growth in earning assets, primarily due to continued corporate loan growth and the acquisition of securities. Second quarter 2006 net interest margin of 3.70% decreased 23 basis points from second quarter 2005, reflecting the impact of the flattened interest rate yield curve on longer-term asset yields and growth in higher-costing time deposits.

Bank Calumet Activities

On March 31, 2006, the Company consummated the Bank Calumet Acquisition, acquiring $676.4 million in loans and $940.0 million in deposits. During second quarter 2006, the Company made significant progress integrating Bank Calumet into its organization, including a successful system conversion in May 2006. As part of the acquisition and integration process, the Company incurred $3.0 million in pre-tax integration and related costs, with $1.0 million representing a contribution made to the First Midwest Charitable Foundation in the name of Bank Calumet's founders, and the remainder representing direct costs and employee bonus payments related to the integration process.

In addition, on June 28, 2006, the Company converted $106.0 million of Bank Calumet's l-4 family residential loans into mortgage-backed securities, while retaining all servicing rights. The securitization of these loans improved the Company's overall credit, liquidity, and capital position with a nominal impact on asset yields.

With many of the tactical integration steps related to infrastructure completed, the Company is focused on maximizing the wide-ranging opportunities within the Northwest Indiana marketplace.

Business Outlook

As a result of strong competition for both loans and deposits, a shift in deposit balances towards higher-yielding products, and the persistence of a flat interest rate yield curve, net interest margin performance remains a significant industry-wide challenge. The flatness of the yield curve has led the Company to embark on a strategy to reduce the size of its securities portfolio by approximately $200 million during the last six months of 2006, as the Company expects to forego the reinvestment of scheduled cash flows. Simultaneously, the Company continues to focus on enhancing the value of its franchise through core deposit growth and the prudent expansion of its loan portfolio.

The Company expects 2006 overall earnings to benefit from the net contribution derived from the acquisition of the assets, liabilities, and operations of Bank Calumet including the second quarter 2006 conversion and integration of Bank Calumet's primary operating systems to those of the Company. However, as the Company navigates the remainder of 2006, the Company expects the negative impact of continued margin pressure and slowing consumer loan demand to be partially offset by solid corporate loan growth, low credit costs, increased fee-based revenues, and diligent expense management.

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

Table 1
Effect of Tax Equivalent Adjustment
(Dollar amounts in thousands)
	Quarters Ended June 30,			Six Months Ended June 30,

	2006	2005	% Change	2006	2005	% Change

Net interest income	$65,958	$59,411	11.0	$123,423	$116,520	5.9
Tax equivalent adjustment	6,383	3,909	63.3	11,537	7,694	49.9

Tax equivalent net interest income	$72,341	$63,320	14.2	$134,960	$124,214	8.7

As shown in the following Table 2, "Net Interest Income and Margin Analysis," tax equivalent net interest income was $72.3 million for second quarter 2006, up 14.2% from $63.3 million for 2005's second quarter. Net interest margin for second quarter 2006 was 3.70%, down 23 basis points from 3.93% for second quarter 2005 and down 6 basis points from 3.76% for first quarter 2006. The year-over-year decline stems from the combined negative impact of comparatively higher shorter-term interest rates on deposit costs and a much smaller rise in longer-term interest rates on asset yields. The sequential quarter decline reflects the combined impact of a shift from lower cost interest-bearing transactional balances to higher-cost time deposits, the addition of $100 million in subordinated debt at a cost of 5.95%, the effect of a flattened yield curve on interest-earning assets, and competitive pricing pressures. This impact was partially offset by higher variable rate asset yields and the incremental contribution resulting from the assets and liabilities acquired as part of the Bank Calumet Acquisition.

As shown in Table 2, second quarter 2006 tax equivalent interest income improved $36.3 million as compared to second quarter 2005, benefiting from increases in interest rates on interest-earning assets, as well as growth in the securities and loan portfolios and additional interest income earned on the $1.0 billion in interest-earning assets acquired as part of the Bank Calumet Acquisition. Second quarter 2006 interest expense increased $27.2 million as compared to second quarter 2005, primarily due to $856.5 million in liabilities acquired as part of the Bank Calumet Acquisition, the impact of higher shorter-term interest rates on repricing borrowed funds and time deposits, and the shift in balances from lower-costing transactional deposits to higher-costing time deposits.

Net interest margin is expected to remain under pressure given the continued existence of a flattened interest rate yield curve. Given management's expectation for asset and liability growth, funding mix, and a stable rate environment, net interest margin is expected to approximate 3.70% for the full year 2006.

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

Table 2 summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended June 30, 2006 and 2005. Table 3 summarizes the same information for the six months ended June 30, 2006 and June 30, 2005. These tables also detail increases and decreases in income and expense for each of the Company's major categories of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 1 above.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Quarters Ended June 30, 2006 and 2005

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2006	2005	Increase (Decrease)	2006	2005	Basis Points Inc/(Dec)	2006	2005	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$6,323	$4,503	$1,820	3.93%	2.94%	0.99%	$62	$33	$29	$16	$13	$29
Mortgages held for sale	4,444	4,495	(51)	6.14%	5.00%	1.14%	68	56	12	(1)	13	12
Securities available for sale	2,638,089	2,190,031	448,058	5.54%	5.03%	0.51%	36,508	27,542	8,966	6,015	2,951	8,966
Securities held to maturity	124,656	75,644	49,012	6.72%	5.86%	0.86%	2,093	1,109	984	804	180	984
Loans net of unearned discount:
Commercial and industrial	1,536,221	1,190,656	345,565	7.25%	6.07%	1.18%	27,765	18,020	9,745	5,839	3,906	9,745
Agricultural	140,939	117,619	23,320	6.90%	5.87%	1.03%	2,424	1,722	702	373	329	702
Real estate - commercial	1,815,336	1,535,434	279,902	7.03%	6.27%	0.76%	31,829	24,013	7,816	4,696	3,120	7,816
Real estate - construction	500,746	410,584	90,162	8.40%	6.84%	1.56%	10,493	6,997	3,496	1,709	1,787	3,496
Consumer	738,204	809,844	(71,640)	7.21%	5.94%	1.27%	13,267	11,986	1,281	(900)	2,181	1,281
Real estate - 1-4 family	332,427	113,474	218,953	5.94%	5.97%	(0.03%)	4,924	1,689	3,235	3,243	(8)	3,235

Total loans	5,063,873	4,177,611	886,262	7.18%	6.19%	0.99%	90,702	64,427	26,275	14,960	11,315	26,275

Total interest-earning assets	$7,837,385	$6,452,284	$1,385,101	6.62%	5.79%	0.83%	$129,433	$93,167	$36,266	$21,794	$14,472	$36,266

Savings deposits	$697,663	$633,417	$64,246	0.68%	0.66%	0.02%	$1,191	$1,038	$153	$109	$44	$153
NOW accounts	991,743	931,699	60,044	1.37%	1.12%	0.25%	3,393	2,605	788	176	612	788
Money market deposits	948,992	675,828	273,164	3.07%	1.83%	1.24%	7,258	3,085	4,173	1,562	2,611	4,173
Time deposits	2,459,496	1,942,219	517,277	4.03%	2.78%	1.25%	24,704	13,476	11,228	4,188	7,040	11,228
Borrowed funds	1,447,591	1,152,825	294,766	4.67%	2.64%	2.03%	16,842	7,599	9,243	2,315	6,928	9,243
Long-term debt	227,460	129,083	98,377	6.53%	6.35%	0.18%	3,704	2,044	1,660	1,600	60	1,660

Total interest-bearing liabilities	$6,772,945	$5,465,071	$1,307,874	3.38%	2.19%	1.19%	$57,092	$29,847	$27,245	$9,950	$17,295	$27,245

Net interest margin / income				3.70%	3.93%	(0.23%)	$72,341	$63,320	$9,021	$11,844	$(2,823)	$9,021

	2006		2005

Net Interest Margin Trend By Quarter	2nd	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	6.62%	6.43%	6.20%	5.95%	5.79%	5.53%
Rates paid on interest-bearing liabilities	3.38%	3.16%	2.86%	2.44%	2.19%	1.96%
Net interest margin	3.70%	3.76%	3.79%	3.88%	3.93%	3.87%

Table 3
Net Interest Income and Margin Analysis

(Dollar amounts in thousands)
	Six Months Ended June 30, 2006 and 2005

	Average Balances			Average Interest Rates Earned/Paid				Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2006	2005	Increase (Decrease)	2006	2005		Basis Points Inc/(Dec)	2006	2005	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$8,590	$2,735	$5,855	4.13%	3.39%		0.74%	$176	46	$130	$118	$12	$130
Mortgages held for sale	3,711	3,896	(185)	6.14%	5.12%		1.02%	113	99	14	(5)	19	14
Securities available for sale	2,466,600	2,168,123	298,477	5.46%	4.96%		0.50%	67,354	53,723	13,631	7,829	5,802	13,631
Securities held to maturity	100,359	71,568	28,791	6.65%	5.95%		0.70%	3,335	2,129	1,206	934	272	1,206
Loans net of unearned discount:
Commercial and industrial	1,338,445	1,171,432	167,013	7.06%	5.96%		1.10%	46,828	34,597	12,231	5,330	6,901	12,231
Agricultural	136,508	111,771	24,737	6.67%	5.57%		1.10%	4,514	3,087	1,427	754	673	1,427
Real estate - commercial	1,793,666	1,520,952	272,714	6.97%	6.12%		0.85%	61,956	46,185	15,771	8,926	6,845	15,771
Real estate - construction	463,770	414,465	49,305	8.54%	6.40%		2.14%	19,649	13,152	6,497	1,702	4,795	6,497
Consumer	722,702	828,394	(105,692)	7.02%	5.82%		1.20%	25,141	23,924	1,217	(2,016)	3,233	1,217
Real estate - 1-4 family	238,644	105,831	132,813	5.95%	6.03%		(0.08%)	7,046	3,165	3,881	3,920	(39)	3,881

Total loans	4,693,735	4,152,845	540,890	7.09%	6.03%		1.06%	165,134	124,110	41,024	18,616	22,408	41,024

Total interest-earning assets	$7,272,995	$6,399,167	$873,828	6.53%	5.66%		0.87%	$236,112	$180,107	$56,005	$27,492	$28,513	$56,005

Savings deposits	$629,393	$638,924	$(9,531)	0.66%	0.67%		(0.01%)	$2,055	$2,107	$(52)	$(31)	$(21)	$(52)
NOW accounts	883,555	905,116	(21,561)	1.40%	1.06%	%	0.34%	6,143	4,738	1,405	(110)	1,515	1,405
Money market deposits	833,736	680,703	153,033	3.01%	1.70%	%	1.31%	12,437	5,745	6,692	1,517	5,175	6,692
Time deposits	2,305,344	1,872,696	432,648	3.88%	2.67%	%	1.21%	44,379	24,774	19,605	6,601	13,004	19,605
Borrowed funds	1,375,715	1,194,874	180,841	4.41%	2.43%	%	1.98%	30,070	14,422	15,648	2,461	13,187	15,648
Long-term	185,084	129,187	55,897	6.61%	6.41%	%	0.20%	6,068	4,107	1,961	1,829	132	1,961

Total interest-bearing liabilities	$6,212,827	$5,421,500	$791,327	3.28%	2.08%		1.20%	$101,152	$55,893	$45,259	$12,267	$32,992	$45,259

Net interest margin / income				3.73%	3.90%		(0.17%)	$134,960	$124,214	$10,746	$15,225	$(4,479)	$10,746

Noninterest Income

The Company's noninterest income increased 28.4% to $25.3 million for second quarter 2006, as compared to $19.7 million in second quarter 2005, reflecting the benefits of higher fee-based revenues and higher revenue from corporate owned life insurance, partially offset by a decrease in other income. Fee-based revenues for second quarter 2006 totaled $23.1 million, up 31.3% as compared to $17.6 million in second quarter 2005, primarily due to the Bank Calumet Acquisition, as well as comparatively higher service charges and card-based revenues.

Service charges on deposit accounts increased $3.4 million in second quarter 2006 as compared to second quarter 2006 as a result of a $3.5 million increase in fees received on items drawn on customer accounts with insufficient funds. Of this increase, $2.4 million is attributed to revenues derived from Bank Calumet customers, with the remainder resulting from price increases made effective in March 2006. Income derived from corporate owned life insurance increased $717,000, or 58.6%, due to a $39.3 million increase in corporate owned life insurance investments for second quarter 2006 as compared to second quarter 2005 as well as an increase in interest rates earned on the underlying investments. Other income decreased $682,000 in second quarter 2006 as compared to second quarter 2005 primarily due to a $546,000 decrease in income recorded as a result of a decline in the market value of certain deferred compensation plan assets.

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)
	Quarters Ended June 30,			Six Months Ended June 30,

	2006	2005	% Change	2006	2005	% Change

Service charges on deposit accounts	$10,847	$7,446	45.7	$18,471	$14,139	30.6
Trust and investment management fees	3,695	3,150	17.3	6,867	6,279	9.4
Other service charges, commissions, and fees	4,837	4,402	9.9	9,302	8,212	13.3
Card-based fees	3,762	2,620	43.6	6,331	4,967	27.5

Subtotal fee-based revenues	23,141	17,618	31.3	40,971	33,597	21.9
Corporate owned life insurance	1,940	1,223	58.6	3,444	2,418	42.4
Other income	166	848	(80.4)	1,835	1,259	45.8

Subtotal	25,247	19,689	28.2	46,250	37,274	24.1
Security gains (losses), net	20	(16)	(225.0)	389	2,545	(84.7)

Total noninterest income	$25,267	$19,673	28.4	$46,639	$39,819	17.1

For a discussion on net security gains, see the section titled "Investment Portfolio Management."

Noninterest Expense

Noninterest expense increased $10.7 million to $52.0 million for second quarter 2006 as compared to $41.2 million for second quarter 2005, largely as a result of increased costs associated with the operation of 30 additional branches resulting from the Bank Calumet Acquisition, including higher employee-related expenses and increased net occupancy and equipment costs. Total noninterest expense for second quarter 2006 included $3.0 million of integration and other costs related to the acquisition and integration of Bank Calumet. Additional integration costs are not anticipated during 2006.

Salaries and wages and retirement and other employee benefits increased $3.0 million, or 12.4% in second quarter 2006 compared to second quarter 2005 primarily as a result of adding 380 full-time-equivalent employees for the quarter to operate the Bank Calumet branch offices, the recognition of $740,000 in stock option expense, and $225,000 in employee incentives relating to the integration of Bank Calumet. Net occupancy expense in second quarter 2006 also increased as a result of approximately $870,000 incurred pursuant to the operation of the 30 branches obtained through the Bank Calumet Acquisition. Advertising and promotions increased $1.4 million, or 112.1% from $1.2 million for second quarter 2005 to $2.6 million for second quarter 2006 with $1.0 million of the increase representing a contribution made to the First Midwest Charitable Foundation in the name of Bank Calumet's founders. Other expenses increased by $3.9 million to $8.9 million for second quarter 2006 as compared to $5.0 million for second quarter 2005. Second quarter 2006 other expenses includes the payment of $1.8 million in direct costs representing stay bonuses, data processing conversion costs, and other expenses related to the integration process. In addition, intangibles amortization expense increased $642,000 as a result of the addition of a core deposit premium relating to Bank Calumet. The balance of the variance in noninterest expense was spread over various miscellaneous expense categories, including supplies and printing, postage, and telephone expenses.

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)
	Quarters Ended June 30,			Six Months Ended June 30,

	2006	2005	% Change	2006	2005	% Change

Compensation expense:
Salaries and wages	$19,963	$17,713	12.7	$38,706	$34,443	12.4
Retirement and other employee benefits	7,076	6,346	11.5	13,965	12,469	12.0

Total compensation expense	27,039	24,059	12.4	52,671	46,912	12.3
Net occupancy expense	5,206	4,027	29.3	9,664	8,288	16.6
Equipment expense	2,705	2,073	30.5	4,836	4,168	16.0
Technology and related costs	1,838	1,396	31.7	3,282	2,777	18.2
Professional services	2,331	2,284	2.1	4,508	4,670	(3.5)
Advertising and promotions	2,620	1,235	112.1	4,003	2,250	77.9
Merchant card expense	1,360	1,174	15.8	2,603	2,216	17.5
Other expenses	8,891	4,997	77.9	14,135	9,736	45.2

Total noninterest expense	$51,990	$41,245	26.1	$95,702	$81,017	18.1

Efficiency ratio	52.1%	48.7%		51.8%	49.3%

The efficiency ratio expresses noninterest expense as a percentage of tax equivalent net interest income plus total fees and other income. The Company's efficiency ratio was 52.1% for second quarter 2006, as compared to 48.7% for second quarter 2005. The increase in efficiency ratio from 2005 to 2006 reflects the impact of both the Bank Calumet acquisition and integration related costs and stock option expense pursuant to SFAS No. 123R.

Income Taxes

The Company's accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in Notes 1 and 14 to the Consolidated Financial Statements of the Company's 2005 Annual Report on Form 10-K.

Income tax expense totaled $8.4 million for second quarter 2006 as compared to $9.5 million for second quarter 2005, reflecting a decrease in the effective income tax rate to 22.7% for second quarter 2006 as compared to 26.4% for second quarter 2005. For the first six months of 2006, income tax expense was $16.2 million, resulting in an effective income tax rate of 22.9% as compared to 26.5% for the same period in 2005. The decrease in effective tax rate was primarily attributable to an increase in tax-exempt income earned on state and municipal securities and investments in corporate owned life insurance.

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

Table 6

Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	At June 30, 2006			At December 31, 2005

	Market Value	Amortized Cost	% of Total	Market Value	Amortized Cost	% of Total	% Change in Market Value

Available for Sale
U.S. Treasury securities	$2,852	$2,862	0.1	$693	$696	-	311.5
U.S. Agency securities	126,285	126,650	4.6	41,349	41,546	1.8	205.4
Collateralized mortgage obligations	768,752	791,846	28.7	853,359	866,223	36.8	(9.9)
Other mortgage-backed securities	415,547	428,653	15.5	330,296	334,995	14.2	25.8
State and municipal securities	1,022,254	1,040,022	37.6	823,561	819,077	34.7	24.1
Other securities	258,025	257,998	9.3	237,372	237,258	10.1	8.7

Total available for sale	2,593,715	2,648,031	95.8	2,286,630	2,299,795	97.6	13.4

Held to Maturity
State and municipal securities	116,922	116,707	4.2	56,791	56,772	2.4	105.9

Total held to maturity	116,922	116,707	4.2	56,791	56,772	2.4	105.9

Total securities	$2,710,637	$2,764,738	100.0	$2,343,421	$2,356,567	100.0	15.7

	At June 30, 2006			At December 31, 2005

	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity

Available for Sale
U.S. Treasury securities	1.35%	1.50	4.14%	1.23%	1.15	3.80%
U.S. Agency securities	1.21%	1.47	5.58%	0.47%	0.56	2.96%
Collateralized mortgage obligations	2.93%	3.25	4.65%	2.10%	2.89	4.60%
Other mortgage-backed securities	4.35%	5.91	5.40%	3.57%	5.39	5.16%
State and municipal securities	5.17%	9.19	6.45%	5.16%	8.16	6.52%
Other securities	0.24%	7.36	5.73%	0.20%	5.50	5.42%

Total available for sale	3.78%	6.29	5.63%	3.18%	5.36	5.42%

Held to Maturity
State and municipal securities	0.81%	2.30	6.95%	0.81%	2.30	6.93%

Total held to maturity	0.81%	2.30	6.95%	0.81%	2.30	6.93%

Total securities	3.65%	6.12	5.68%	3.12%	5.29	5.46%

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

At June 30, 2006, the carrying value of the securities portfolio totaled $2.7 billion, a 15.7% increase from December 31, 2005 primarily resulting from $349.4 million in securities added as a result of the Bank Calumet Acquisition. The change in the mix of securities held in the portfolio from that maintained at December 31, 2005 is also a result of the acquired Bank

Calumet securities and the addition of $105.6 million in mortgage-backed securities resulting from the securitization of real estate 1-4 family loans.

The Company adjusts the size and composition of its securities portfolio according to a number of factors, including expected loan growth, anticipated growth in collateralized public funds on account, the interest rate environment, and decisions regarding the level of 1-4 family-related asset exposure held on the balance sheet. With the expected persistence of a flattened yield curve and the negative impact on investment returns, the Company has embarked on a strategy to reduce the size of its securities portfolio by approximately $200 million during the last six months of 2006 by foregoing the reinvestment of scheduled cash flows. This strategy is expected to reduce the percentage of securities to total assets from 31.2% as of June 30, 2006 to approximately 29% as of year-end 2006.

Net gains realized from the sale of securities totaled $20,000 for second quarter 2006 as compared to a net loss of $16,000 for second quarter 2005. Net gains realized from the sale of securities totaled $389,000 for the first six months of 2006 as compared to $2.5 million for the first six months of 2005. At June 30, 2006 gross unrealized gains in the securities available for sale portfolio totaled $8.2 million, and gross unrealized losses totaled $62.5 million, resulting in a net unrealized depreciation of $54.3 million. The unrealized loss on securities in an unrealized loss position for greater than 12 months totaled $21.7 million, all of which represent securities issued or guaranteed by U.S. Government-sponsored agencies or securities with investment grade credit ratings. Management does not believe any individual unrealized loss at June 30, 2006 represents an other-than-temporary impairment. The Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Table 7
Loan Portfolio
(Dollar amounts in thousands)
	June 30, 2006	% of Total	December 31, 2005	% of Total	% Change

Commercial and industrial	$1,550,730	30.8	$1,161,660	27.0	33.5
Agricultural	140,440	2.8	131,689	3.1	6.6
Real estate - commercial	1,873,402	37.2	1,729,009	40.2	8.4
Real estate - construction	539,915	10.6	413,286	9.5	30.6

Subtotal - corporate loans	4,104,487	81.4	3,435,644	79.8	19.5

Direct installment	82,107	1.6	65,449	1.5	25.5
Home equity	519,313	10.3	504,593	11.7	2.9
Indirect installment	115,061	2.3	157,219	3.7	(26.8)
Real estate - 1-4 family	220,377	4.4	143,286	3.3	53.8

Subtotal - consumer loans	936,858	18.6	870,547	20.2	7.6

Total loans	$5,041,345	100.0	$4,306,191	100.0	17.1

Consumer loans excluding indirect installment	$821,797		$713,328		15.2
Total loans excluding indirect installment	$4,926,284		$4,148,972		18.7

Outstanding loans as of June 30, 2006 increased by $735.2 million, or 17.1%, from December 31, 2005, primarily due to the $676.4 million in loans acquired as a part of the Bank Calumet Acquisition, which included $385.5 million of commercial and industrial, $13.0 million of real estate construction, $ 72.7 million of consumer, and $205.2 million of real estate 1-4 family loans.

Corporate loans increased $668.8 million, or 19.5%, from December 31, 2005 to June 30, 2006, including $398.6 million acquired from Bank Calumet. Excluding this impact, corporate loans as of June 30, 2006 increased by 7.9% in comparison to December 31, 2005, reflecting growth in all lending categories. While market competition remains high, the Company remains optimistic about the prospects for continued commercial and commercial real estate loan growth for the balance of 2006 and remains committed to maintaining its stringent underwriting standards.

Consumer loan balances at June 30, 2006, excluding indirect installment lending, increased $108.5 million, or 15.2%, in comparison to December 31, 2005, primarily due to $277.9 million acquired through the Bank Calumet Acquisition, partially offset by the securitization in second quarter 2006 of $106.0 million of 1-4 family residential mortgages. Indirect installment loans decreased 26.8% from December 31, 2005, reflecting the Company's election in 2004 to cease its indirect auto lending activities.

Reserve for Loan Losses

The Company maintains a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates. Management evaluates the sufficiency of the reserve for loan losses based upon the combined total of specific, historical loss, and general components. Management believes that the reserve for loan losses of $62.4 million is adequate to absorb credit losses inherent in the loan portfolio at June 30, 2006.

For a summary of the changes in the reserve for loan losses during the quarters and six months ended June 30, 2006 and 2005, refer to Note 6 of "Notes to Consolidated Financial Statements."

Table 8
Reserve for Loan Losses
(Dollar amounts in thousands)

	2006		2005

	June 30	March 31	December 31	September 30	June 30

As of the period ended
Reserve for loan losses	$62,359	$62,320	$56,393	$56,283	$56,262
Total loans	5,041,345	5,042,135	4,306,191	4,287,266	4,223,168
Reserve for loan losses to loans	1.24%	1.24%	1.31%	1.31%	1.33%
Reserve for loan losses to nonperforming loans	404%	363%	470%	461%	493%
For the quarter ended
Provision for loan losses	$2,059	$1,590	$2,780	$1,200	1,800
Net loans charged-off	2,053	1,565	2,670	1,179	1,782
Net loans charged-off to average loans, annualized	0.16%	0.15%	0.25%	0.11%	0.17%

At June 30, 2006, the Company's reserve for loan losses totaled $62.4 million as compared to $56.3 million at June 30, 2005. The $6.1 million increase from second quarter 2005 is primarily the result of Bank Calumet's $5.9 million in reserves added as part of the acquisition. The ratio of the reserve for loan losses to total loans at June 30, 2006 was 1.24% as compared to 1.31% at December 31, 2005 and 1.33% at June 30, 2005, reflecting the Company's overall level of asset quality and reserves associated with loans acquired as part of the Bank Calumet Acquisition.

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

Table 9
Nonperforming Assets and Past Due Loans
(Dollar amounts in thousands)
	2006		2005

	June 30	March 31	December 31	September 30	June 30

Nonaccrual loans:
Commercial and industrial	$9,841	$10,803	$9,092	$8,789	$7,915
Real estate - commercial	2,513	2,478	371	1,457	1,508
Real estate - construction	559	559	559	559	559
Consumer	1,271	1,418	1,420	944	912
Real estate - 1-4 family	1,263	1,920	548	457	525

Total nonaccrual loans	15,447	17,178	11,990	12,206	11,419
Foreclosed real estate	4,195	4,033	2,878	2,711	2,905

Total nonperforming assets	19,642	21,211	14,868	14,917	14,324
90 days past due loans (still accruing interest)	14,185	10,693	8,958	10,386	7,463

Total nonperforming assets plus 90 days past due loans	$33,827	$31,904	23,826	25,303	$21,787

Nonperforming loans to total loans	0.31%	0.34%	0.28%	0.28%	0.27%
Nonperforming assets to total loans plus foreclosed real estate	0.39%	0.42%	0.35%	0.35%	0.34%
Nonperforming assets plus 90 day past loans to total loans plus foreclosed real estate	0.67%	0.63%	0.55%	0.59%	0.52%

The Company's overall credit quality remained at stable low levels during second quarter 2006, with nonperforming assets as of June 30, 2006 decreasing by 7.4% to $19.6 million, from $21.2 million at March 31, 2006. As of June 30, 2006, nonperforming assets, including foreclosed real estate, represented 0.39% of total loans plus foreclosed real estate, as compared to 0.42% as of March 31, 2006.

As of June 30, 2006, loans past due 90 days and still accruing totaled $14.2 million, an increase of $3.5 million compared to March 31, 2006 levels. The increase is primarily attributable to a single real estate commercial loan for which the Company has subsequently received the amount past due.

The Company's disclosure with respect to impaired loans is contained in Note 6 of "Notes to Consolidated Financial Statements."

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended June 30, 2006, December 31, 2005, and June 30, 2005. The Company believes that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

Table 10
Funding Sources - Average Balances
(Dollar amounts in thousands)
	Quarters Ended			% Change

	June 30, 2006	December 31, 2005	June 30, 2005	06/30/06 vs. 12/31/05	06/30/06 vs. 06/30/05

Demand deposits	$1,106,177	$950,523	$919,777	16.4	20.3
Savings deposits	697,663	576,291	633,417	21.1	10.1
NOW accounts	991,743	836,264	931,699	18.6	6.4
Money market accounts	948,992	674,351	675,828	40.7	40.4

Transactional deposits	3,744,575	3,037,429	3,160,721	23.3	18.5

Time deposits	2,075,109	1,755,931	1,652,880	18.2	25.5
Brokered deposits	384,387	333,697	289,339	15.2	32.9

Total time deposits	2,459,496	2,089,628	1,942,219	17.7	26.6

Total deposits	6,204,071	5,127,057	5,102,940	21.0	21.6

Repurchase agreements	456,150	450,025	480,810	1.4	(5.1)
Federal funds purchased	294,431	344,503	290,176	(14.5)	1.5
Federal Home Loan Bank ("FHLB") advances	684,184	540,355	381,839	26.6	79.2
Other borrowed funds	12,826	-	-	N/A	N/A

Total borrowed funds	1,447,591	1,334,883	1,152,825	8.4	25.6

Long-term debt	227,460	130,414	129,083	74.4	76.2

Total funding sources	$7,879,122	$6,592,354	$6,384,848	19.5	23.4

Total average funding sources for second quarter 2006 increased $1.3 billion from fourth quarter 2005 and $1.5 billion from second quarter 2005, primarily due to $940.0 million of deposits and $99.6 million of borrowed funds obtained and $100 million of long-term, subordinated debt proceeds received as a result of the Bank Calumet Acquisition. The remaining increase in funding sources reflects growth in both time deposits and other borrowed funds, as the Company looked to fund additional interest-earning asset growth. For the Company's disclosure with respect to long-term debt, refer to Note 8 of "Notes to Consolidated Financial Statements."

Average deposits for second quarter 2006 increased $1.1 billion in comparison to both fourth quarter and second quarter 2005, primarily due to $940.0 million in deposits obtained through the Bank Calumet Acquisition, including $183.1 million in demand deposits, $524.8 million of interest-bearing transactional deposits, and $232.1 million in time deposits. Excluding the impact of the Bank Calumet Acquisition, average deposits for second quarter 2006 increased 2.7% from fourth quarter 2005 and 3.2% from second quarter 2005, primarily due to growth in time deposit balances. In the higher interest rate environment of 2006, consumer preferences and market competition resulted in deposit balances shifting from lower-yielding transaction accounts to higher-yielding time deposits.

In comparison to fourth quarter 2005 and second quarter 2005, transaction deposit balances increased $707.1 million and $583.9 million, respectively, primarily due to the $707.9 million of transactional deposits acquired from Bank Calumet. Excluding the impact of the Bank Calumet acquisition, transactional deposit balances remained relatively stable in comparison to fourth quarter 2005 as lower savings and NOW retail balances were offset by seasonal growth in public and municipal fund balances. In comparison to second quarter 2005, transactional balances for second quarter 2006 decreased $124.0 million, or 3.9%, exclusive of Bank Calumet, primarily reflecting lower savings and NOW account balances.

Average time deposits increased $369.9 million in comparison to fourth quarter 2005 and $517.3 million in comparison to second quarter 2005, primarily due to $232.1 million of time deposits obtained in the Bank Calumet Acquisition. Excluding the impact of Bank Calumet, average time deposits for second quarter 2006 increased 6.6% and 14.7% in comparison to fourth quarter 2005 and second quarter 2005, respectively. This increase reflects the combined impact of competitive pricing and consumer preference in the existent interest rate environment as well as expanded utilization of time deposits obtained through independent brokers as an alternative to wholesale borrowing.

As competitive interest rates offered for existing savings and NOW account balances continue to lag interest rates paid in other deposit categories and increases in the level of market interest rates, the potential for a continued, gradual shifting of these balances to higher-costing transactional account and time deposit categories remains.

Total average borrowed funds for second quarter 2006 increased 8.4% from fourth quarter 2005 as a result of $99.6 million of borrowed funds acquired as part of the Bank Calumet Acquisition as well as an increase in FHLB advances used to fund interest-earning asset growth. At June 30, 2006, period-end FHLB borrowings totaled $499.7 million, as compared to $548.5 million at December 31, 2005. At June 30, 2006, the weighted-average maturity of FHLB borrowings was 2.5 months with a weighted-average rate of 4.89%, as compared to a weighted-average maturity of 5.1 months and a weighted-average rate of 4.11% at December 31, 2005.

MANAGEMENT OF CAPITAL

On March 15, 2006, the Company sold 4,398,750 shares of Common Stock in an underwritten public offering. The price to the public was $34.46 per share, and the proceeds to the Company, net of the underwriter's discount, were $32.737 per share, resulting in aggregate net proceeds of $144.0 million. The net proceeds were used to partially fund the Bank Calumet Acquisition. The Company had 61,326,066 shares issued as of June 30, 2006 and 56,927,316 shares issued as of December 31, 2006.

Stockholders' Equity

Stockholders' equity at June 30, 2006 was $694.9 million as compared to $544.1 million at December 31, 2005. The $150.9 million increase from December 31, 2005 is attributable to the common stock offering referred to above. Stockholders' equity as a percentage of assets was 8.0% at June 30, 2006, up from 7.5% at December 31, 2005. Book value per common share was $13.92, up from $11.99 at the end of 2005, with the increase attributable to the aforementioned increase in stockholders' equity.

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

Table 11
Capital Measurements

				Regulatory
	June 30,		December 31,	Minimum For

	2006	2005	2005	"Well Capitalized"

Regulatory capital ratios:
Total capital to risk-weighted assets	11.17%	11.35%	11.76%	10.00%
Tier 1 capital to risk-weighted assets	8.64%	10.31%	10.72%	6.00%
Tier 1 leverage to average assets	6.59%	8.10%	8.16%	5.00%
Tangible equity ratios:
Tangible equity to tangible assets	4.72%	6.33%	6.30%	(1)
Tangible equity to risk-weighted assets	6.17%	8.17%	8.26%	(1)

(1)

Ratio is not subject to formal FRB regulatory guidance. Tangible equity equals total equity less goodwill and other intangibles, and tangible assets equals total assets less goodwill and other intangibles. Internal guidelines provide for the ratio of tangible equity to tangible assets to be in the targeted range of 6.0% to 6.5%.

At June 30, 2006, the Company's Total Risk Based Capital was 11.17%, compared to 11.76% at December 31, 2005 as risk-weighted assets increased during that period. Its Tier 1 Risk Based Capital ratio was 8.64%, compared to 10.72% at December 31, 2005. The Company's tangible equity ratio, which represents the ratio of stockholders' equity to total assets excluding intangible assets, stood at 4.72%, down from 6.30% at December 31, 2005. The decline in the Tier I Risk Based Capital ratio and the tangible equity ratio was primarily due to an increase in goodwill and other intangible assets in connection with the Bank Calumet Acquisition. The decline in the tangible equity ratio was further influenced by changes in accumulated other comprehensive income, stemming from declines in the market value of available for sale securities.

Stock Repurchase Programs

The Company continues to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to stockholders in the form of dividends and through common stock repurchases. The latter increases the percentage ownership of the Company by existing stockholders.

In May 2005, the Company's Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's common stock, or 5.5% of shares then outstanding. Under this plan, stock repurchases are authorized in both open market and privately negotiated transactions and have no execution time limit. Following the Bank Calumet Acquisition, it is the Company's short-term intention to forego share repurchase activity, as it looks to rebuild tangible capital. As of June 30, 2006, 2.1 million shares remained under the existing repurchase authorization.

The following table summarizes shares repurchased by the Company during the quarter ended June 30, 2006.

Table 12
Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program

April 1 - April 30, 2006	2,240	$36.33	2,240	2,074,589
May 1 - May 31, 2006	1,666	36.30	26	2,074,563
June 1 - June 30, 2006	7,654	35.87	7,654	2,066,909

Total	11,560	$36.03	9,920

(1)

Includes 9,920 shares purchased in private transactions and 1,640 shares acquired pursuant to the Company's stock option plans. Under the terms of these plans, the Company accepts shares of common stock from employees if they decide to transfer to the Company previously owned shares as payment for the exercise price of the stock options.

Dividends

The Company paid dividends of $0.275 per common share in second quarter 2006, up 10.0% from the quarterly dividend per share declared in second quarter 2005 of $0.25. The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share, was 48.2% for second quarter 2006 and 43.1% for second quarter 2005. The 2006 annualized indicated dividend of $1.10 represents an annualized dividend yield of 3.0% at June 30, 2006.

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

The Company monitors and manages interest rate risk within approved policy limits. The Company's current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in interest rates as compared to net interest income in an unchanging interest rate environment. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates

	-200	+200	-200	+200	-300	+300

June 30, 2006:
Dollar change	$5,356	$(12,353)	$8,913	$(18,217)	$(1,784)	$(21,821)
Percent change	+2.0%	-4.6%	+3.3%	-6.8%	-0.7%	-8.1
December 31, 2005:
Dollar change	$(2,596)	$(6,004)	$(7,254)	$(6,078)	$(22,000)	$(4,212)
Percent change	-1.1%	-2.5%	-3.0%	-2.5%	-9.2%	-1.8%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.

At June 30, 2006, the Company's interest rate sensitivity profile, assuming a gradual upward change in rates, reflected a more negative exposure to rising interest rates in comparison to December 31, 2005. Conversely, in a falling rate environment, the Company's exposure shifted from a negative position at December 31, 2005 to a positive position at June 30, 2006. These changes in sensitivity profile result from a comparative increase in the projected volume of shorter-term borrowed funds as a result of a decrease in the projected level of transaction accounts. In addition, the passage of time has shortened the duration of borrowed funds since year-end 2005, and the majority of these liabilities will reprice in the latter half of 2006, resulting in the replacement of maturing longer-term liabilities with shorter-term funding. Because short-dated liabilities are more sensitive to changes in interest rates, this shift in balances caused both an increase and a decrease in the Company's short-term earnings risk to rising and falling interest rates, respectively. As Bank Calumet maintained an interest rate risk position similar to that of the Company, the Bank Calumet Acquisition did not significantly change the overall risk profile.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates

	-200	+200

June 30, 2006:
Dollar change	$25,739	$(109,323)
Percent change	+2.0%	-8.5%
December 31, 2005:
Dollar change	$(18,512)	$(70,553)
Percent change	-1.9%	-7.1%

While the estimated sensitivity of the Company's economic value of equity to changes in interest rates reflected a more negative exposure to rising interest rates, in a falling rate environment, the Company's exposure shifted from negative at December 31, 2005 to positive at June 30, 2006. The change in sensitivity from December 31, 2005 is primarily due to the comparative increase in longer-term state and municipal securities, which increased the overall price volatility of the securities portfolio. This impact is partly offset by the issuance of $100 million of fixed-rate subordinated debt with a maturity of 10 years in association with the Bank Calumet Acquisition during first quarter 2006.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer, and Principal Accounting Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and Principal Accounting Officer concluded that at the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Company's 2005 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Discussions regarding the purchase of securities by the issuer is located on page 34* of this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company, at its Annual Meeting of Stockholders held on May 17, 2006, elected Directors to serve until year 2009 and approved an amendment to the Omnibus Stock and Incentive Plan. The number of shares voted for each matter is presented in the tables below.
	Number of Shares Voted (1) (2)

	For	Withheld

1) Election of Directors
Bruce S. Chelberg	42,180,307	2,994,801
Joseph W. England	42,253,515	2,921,593
Patrick J. McDonnell	43,010,421	2,164,687
Robert P. O'Meara	43,025,797	2,149,311

	Number of Shares Voted (1) (3)

	For	Against	Abstain

2) To Amend the Omnibus Stock and Incentive Plan	36,408,101	8,402,147	364, 859

(1)	Represents 90.6% of shares outstanding at March 24, 2006.
(2)	Each of the four directors received votes in favor of at least 93.4% of shares voted.
(3)	Represents 80.6% of shares voted.

ITEM 6. EXHIBITS
Exhibit Number	Description of Documents	Sequential Page #

10.1	Amendment to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan	39

10.2	Short-term Incentive Compensation Plan revised May 2006.	41
15	Acknowledgment of Independent Registered Public Accounting Firm.	48
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	49
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	50
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	51
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	52
99	Report of Independent Registered Public Accounting Firm.	53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ MICHAEL L. SCUDDER
Michael L. Scudder Executive Vice President*

Date: August 3, 2006

* Duly authorized to sign on behalf of the Registrant.