Form 10-Q
period 2006-09-30
FIRST MIDWEST BANCORP INC
filed 2006-11-08
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967

_______________

FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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
At November 7, 2006, there were 49,975,469 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS
Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Condition	*3
	Consolidated Statements of Income	*4
	Consolidated Statements of Changes in Stockholders' Equity	*5
	Consolidated Statements of Cash Flows	*6
	Notes to Consolidated Financial Statements	*7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	*20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*36

Item 4.	Controls and Procedures	*38

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors	*38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*38

Item 6.	Exhibits	*39

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION - DRAFT
(Dollar amounts and number of shares in thousands)
	September 30, 2006	December 31, 2005

	(Unaudited)
Assets
Cash and due from banks	$182,484	$157,070
Federal funds sold and other short-term investments	3,330	1,607
Mortgages held for sale	6,186	4,301
Trading account securities	14,069	13,067
Securities available for sale, at market value	2,561,962	2,286,630
Securities held to maturity, at amortized cost	98,745	56,772

Loans	5,069,554	4,306,191
Reserve for loan losses	(62,370)	(56,393)

Net loans	5,007,184	4,249,798

Premises, furniture, and equipment	122,662	95,345
Accrued interest receivable	57,753	41,668
Investment in corporate owned life insurance	194,632	156,441
Goodwill	262,229	85,962
Other intangible assets	31,610	10,035
Other assets	54,018	51,455

Total assets	$8,596,864	$7,210,151

Liabilities
Demand deposits	$1,068,815	$976,557
Savings deposits	670,669	566,288
NOW accounts	967,322	812,249
Money market deposits	947,487	685,112
Time deposits	2,575,097	2,107,626

Total deposits	6,229,390	5,147,832

Borrowed funds	1,295,316	1,294,532
Long-term debt	228,747	130,092
Accrued interest payable	22,667	13,193
Payable for securities purchased	-	18,215
Other liabilities	74,875	62,219

Total liabilities	7,850,995	6,666,083

Stockholders' Equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 100,000 shares; issued: September 30, 2006 - 61,326 shares, December 31, 2005 - 56,927 shares; outstanding: September 30, 2006 - 50,001 shares December 31, 2005 - 45,387 shares	613	569
Additional paid-in capital	203,860	60,760
Retained earnings	807,039	762,575
Accumulated other comprehensive loss, net of tax	(1,674)	(8,284)
Treasury stock, at cost: September 30, 2006 - 11,325 shares December 31, 2005 - 11,540 shares	(263,969)	(271,552)

Total stockholders' equity	745,869	544,068

Total liabilities and stockholders' equity	$8,596,864	$7,210,151

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME - DRAFT
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Interest Income
Loans	$93,929	69,482	$258,756	$193,422
Securities available for sale	31,142	24,052	88,239	70,966
Securities held to maturity	1,232	612	3,594	2,026
Federal funds sold and other short-term investments	134	111	423	256

Total interest income	126,437	94,257	351,012	266,670

Interest Expense
Deposits	40,335	23,137	105,349	60,501
Borrowed funds	16,799	9,049	46,869	23,471
Long-term debt	3,630	2,090	9,698	6,197

Total interest expense	60,764	34,276	161,916	90,169

Net interest income	65,673	59,981	189,096	176,501

Provision for loan losses	2,715	1,200	6,364	6,150

Net interest income after provision for loan losses	62,958	58,781	182,732	170,351

Noninterest Income
Service charges on deposit accounts	10,971	7,752	29,442	21,891
Trust and investment management fees	3,736	3,255	10,603	9,534
Other service charges, commissions, and fees	5,471	4,881	14,773	13,093
Card-based fees	3,734	2,625	10,065	7,592
Corporate owned life insurance income	2,206	1,308	5,650	3,726
Security gains, net	509	292	898	2,837
Other income	364	270	2,199	1,529

Total noninterest income	26,991	20,383	73,630	60,202

Noninterest Expense
Salaries and wages	20,473	17,944	59,179	52,387
Retirement and other employee benefits	6,550	6,332	20,515	18,801
Net occupancy expense	5,482	3,990	15,146	12,278
Equipment expense	2,651	2,270	7,487	6,438
Technology and related costs	1,770	1,387	5,052	4,164
Professional services	2,266	2,155	6,774	6,825
Advertising and promotions	2,144	1,533	6,147	3,783
Merchant card expense	1,537	1,349	4,140	3,565
Other expenses	6,245	5,148	20,380	14,884

Total noninterest expense	49,118	42,108	144,820	123,125

Income before income tax expense	40,831	37,056	111,542	107,428
Income tax expense	9,616	10,026	25,824	28,681

Net income	$31,215	$27,030	$85,718	$78,747

Per Share Data
Basic earnings per share	$0.63	$0.60	$1.76	$1.73
Diluted earnings per share	$0.62	$0.59	$1.74	$1.71
Cash dividends per share	$0.275	$0.250	$0.825	$0.740
Weighted average shares outstanding	49,940	45,385	48,802	45,626
Weighted average diluted shares outstanding	50,315	45,761	49,158	45,940

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - DRAFT
(Dollar amounts in thousands, except per share data)
(Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2004	$569	$61,918	$707,435	$10,115	$(247,999)	$532,038
Comprehensive Income:
Net income	-	-	78,747	-	-	78,747
Other comprehensive (loss): (1)
Unrealized (losses) on securities	-	-	-	(15,537)	-	(15,537)
Unrealized (losses) on hedging activities activities	-	-	-	(522)	-	(522)

Total comprehensive income						62,688
Dividends declared ($0.740 per share)	-	-	(33,736)	-	-	(33,736)
Purchase of treasury stock	-	-	-	-	(29,978)	(29,978)
Treasury stock issued to benefit plans benefit	-	80	-	-	99	179
Share-based compensation expense	-	14	-	-	-	14
Exercise of stock options	-	(1,263)	-	-	6,239	4,976

Balance at September 30, 2005	$569	$60,749	$752,446	$(5,944)	$(271,639)	$536,181

Balance at December 31, 2005	$569	$60,760	$762,575	$(8,284)	$(271,552)	$544,068
Comprehensive Income:
Net income	-	-	85,718	-	-	85,718
Other comprehensive income: (1)
Unrealized gains on securities	-	-	-	6,400	-	6,400
Unrealized gains on hedging activities	-	-	-	210	-	210

Total comprehensive income						92,328
Dividends declared ($0.825 per share)	-	-	(41,254)	-	-	(41,254)
Issuance of common stock	44	143,579	-	-	-	143,623
Issuance of restricted shares	-	(837)			837	-
Purchase of treasury stock	-	-	-	-	(787)	(787)
Treasury stock issued to benefit plans	-	83	-	-	35	118
Share-based compensation expense	-	2,213	-	-	-	2,213
Exercise of stock options	-	(2,150)	-	-	7,498	5,348
Other	-	212	-	-	-	212

Balance at September 30, 2006	$613	$203,860	$807,039	$(1,674)	$(263,969)	$745,869

(1)	Net of taxes and reclassification adjustments.

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - DRAFT (Dollar amounts in thousands) (Unaudited)

	Nine Months Ended September 30,

	2006	2005

Net cash provided by operating activities	$54,932	$91,001

Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	341,943	308,777
Proceeds from sales	263,121	98,939
Purchases	(551,077)	(555,610)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	54,196	30,619
Purchases	(61,176)	(15,185)
Net increase in loans	(96,156)	(159,197)
Proceeds from sales of other real estate owned	2,632	1,390
Proceeds from sales of premises, furniture, and equipment	1,046	26
Purchases of premises, furniture, and equipment	(11,781)	(13,909)
Acquisitions, net of cash acquired	(220,967)	-

Net cash used in investing activities	(278,219)	(304,150)

Financing Activities
Net increase in deposit accounts	141,577	320,469
Net (decrease) increase in borrowed funds	(98,812)	2,819
Proceeds from the issuance of long-term debt	99,887	-
Proceeds from the issuance of common stock	143,623	-
Purchase of treasury stock	(787)	(29,978)
Cash dividends paid	(39,987)	(33,465)
Exercise of stock options	4,093	4,435
Excess tax benefit from exercise of nonqualified stock options	830	-

Net cash provided by financing activities	250,424	264,280

Net increase in cash and cash equivalents	27,137	51,131
Cash and cash equivalents at beginning of period	158,677	120,210

Cash and cash equivalents at end of period	$185,814	$171,341

Supplemental Disclosures:
Noncash transfers of loans to foreclosed real estate	$2,880	$624
Dividends declared but unpaid	13,769	11,364
Noncash transfer of loans to securities available for sale	105,976	-

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated financial statements include the accounts of First Midwest Bancorp, Inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," that requires companies to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability on the balance sheet rather than being disclosed in the notes to the financial statements. The over-funded or under-funded status (asset or liability) would be measured as the difference between the fair value of plan assets and the projected benefit obligation for pensions and the accumulated post-retirement benefit obligation for other post-retirement benefits. Actuarial gains and losses and prior service costs and credits that arise subsequent to the effective date would be recognized, net of tax, as a component of other comprehensive income and would continue to be amortized into earnings in future periods as a component of net periodic benefit cost. Any remaining unrecognized net transition asset or obligation from the initial adoption of FASB Statements No. 87 and 106, net of tax, would be recognized in other comprehensive income rather than expense, and as such, this is the only change, if applicable, that would alter the amount of expense recognized by an entity. In addition, employers are required to set the measurement date as of the balance sheet date, rather than having the option of any date up to three months prior to the fiscal year-end. Plan assets and obligations would not be required to be remeasured for interim period reporting. The requirement to recognize the funded status in the balance sheet is effective for fiscal years ending after December 15, 2006 and the requirement to measure plan assets and benefit obligations as of the balance sheet date is not effective until fiscal years ending after December 15, 2008. The Company will adopt the balance sheet recognition requirement for its fiscal year ending December 31, 2006 and the measurement date requirement for its fiscal year ending December 31, 2008. The Company is currently evaluating the impact of the statement on its financial position for December 31, 2006.

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements," to provide guidance on how to measure fair value, which would apply broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements. The statement defines fair value, provides a hierarchy that prioritizes inputs that should be used in valuation techniques used to measure fair value, and expands current disclosures about the use of fair value to measure assets and liabilities. The disclosures focus on the methods used for the measurements and their effect on earnings and would apply whether the assets were measured at fair value in all periods, such as trading securities, or in only some periods, such as for impaired assets. A transition adjustment would be recognized as a cumulative-effect adjustment to beginning retained earnings for the fiscal year in which statement is initially adopted. This adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date of adoption. The statement is effective for fiscal years beginning after November 15, 2007 (or January 1, 2008 for calendar-year companies) and interim periods within those fiscal years. The Company will adopt the statement on January 1, 2008. The fair value disclosures required by this statement will be effective for the first interim period in which the statement is adopted. The Company is currently evaluating the impact of the statement on its financial position, results of operations, and liquidity.

In September 2006, the Emerging Issues Task Force ("EITF") Issue 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," ("EITF 06-5") was issued to explain how to determine the amount that can be realized from a life insurance contract. EITF 06-5 requires that the amount that could be realized be calculated at the individual policy (or certificate) level and adjusted for all contractual terms that affect the cash surrender value of an individual policy. The cash surrender value should not be discounted when contractual limitations on the ability to surrender a policy exist (e.g., the policy must remain in force until the end of the limitation period). However, if the policy could be surrendered but the payment of cash surrender value will not occur until a future date, the cash surrender value should be discounted. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 (or January 1, 2007 for calendar-year companies). The Company will adopt EITF 06-5 on January 1, 2007. Although the impact is not expected to be material, the Company is currently evaluating the impact of EITF 06-5 on its financial position, results of operations, and liquidity.

In September 2006, the EITF Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," ("EITF 06-4") was issued to require that an employer recognize a liability for post-employment benefits promised to the employee based on the arrangement between the employer and the employee. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and employee split the life insurance policy's cash surrender value and/or death benefits. If the employer agreed to maintain a life insurance policy during the employee's retirement, the present value of the cost of maintaining the insurance policy would be accrued over the employee's active service period. Similarly, if the employer agreed to provide the employee with a death benefit, the present value of the death benefit would be accrued over the employee's active service period. EITF 06-4 is effective for fiscal years beginning after December 15, 2007 (or January 1, 2008 for calendar-year companies). The Company is required to adopt EITF 06-4 on January 1, 2008 through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting EITF 06-4 on its financial position, results of operations, and liquidity.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48"), which requires that all tax positions be evaluated using consistent criteria and measurement and further supplemented by enhanced disclosure. FIN 48, an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation provides clear criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes and provides guidance on the accrual of interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 effective January 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative-effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. The Company is currently evaluating the impact of FIN 48 on its financial position, results of operations, and liquidity.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets, an Amendment to FASB Statement No. 140," ("SFAS No. 156"). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and liabilities are to be initially measured at fair value, if practical. For each class of separately recognized servicing assets and liabilities, SFAS No. 156 permits an entity to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities would be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities would be amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. This statement is effective for fiscal years beginning after September 15, 2006. The Company will adopt the standard effective January 1, 2007. The Company is currently evaluating the impact of the statement on its financial position, results of operations, and liquidity.

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments," which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). The statement also subjects beneficial interests in securitized financial assets that were previously exempted to the requirements of SFAS No. 133. This statement is effective for fiscal years beginning after December 15, 2006. The Company will adopt the standard effective January 1, 2007. The Company is currently evaluating the impact of the statement on its financial position, results of operations, and liquidity.

Effective January 1, 2006, the Company adopted FASB Staff Position FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," ("FSP FAS 115-1"), which addresses the steps in determining when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. FSP FAS 115-1 discusses accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain quantitative and qualitative disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss when the impairment loss is deemed other-than-temporary, even if the decision to sell has not been made. FSP FAS 115-1 replaces the impairment evaluation guidance set forth in paragraphs 10-18 of Emerging Issues Task Force Issue No. 03-1 ("EITF 03-1") and amends existing other-than-temporary impairment guidance, including that provided in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The adoption of FSP FAS 115-1 did not have a material impact on the Company's financial position, results of operations, or liquidity.

Effective January 1, 2006, the Company adopted FASB Statement 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R"), which establishes accounting standards for transactions in which an entity (i) exchanges its equity instruments for goods or services or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using Accounting Principles Board Opinion No. 25 ("APB 25") and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The statement also requires that the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow as required under existing accounting rules. Upon adoption, the Company elected to recognize compensation expense under the modified prospective method. This method requires compensation cost to be recognized in the financial statements beginning January 1, 2006 based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to 2006. For additional discussion regarding the adoption of SFAS No. 123R and its impact on the Company's financial position and results of operation, refer to Note 12, "Stock-Based Compensation."

3. ACQUISITION ACTIVITY

On March 31, 2006, the Company completed the acquisition of Bank Calumet, Inc. (the "Bank Calumet Acquisition"), a single bank holding company in a cash transaction valued at $153.59 per Bank Calumet share, or approximately $307 million. The Company believes that Bank Calumet represents an excellent opportunity to expand its franchise in the southeast Chicago metropolitan area. The transaction was accounted for under the purchase method of accounting, which provides for the establishment of goodwill equal to the excess of the purchase price over the fair value of the identifiable net assets. As a result, the Company recognized goodwill of $176.3 million and other intangible assets of $24.4 million. Goodwill is not amortized but is subject to impairment tests on at least an annual basis. The other intangibles will be amortized over a weighted average life of 10.3 years. Goodwill initially recorded is subject to the completion of the valuation of assets acquired and liabilities assumed, which were substantially complete as of September 30, 2006. The goodwill and other intangibles resulting from this transaction are not deductible for income tax purposes. The results of operations of Bank Calumet are included in the Company's Consolidated Statements of Income effective with the second quarter 2006.

The following table presents the allocation of the purchase price of Bank Calumet, including acquisition costs, to assets acquired and liabilities assumed, based on their fair values at the date of acquisition, March 31, 2006. During the second and third quarters of 2006, adjustments were made to the assigned fair value of assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations and adjustments to initial estimates recorded for transaction costs or exit liabilities. The adjusted amounts on the following page are included in the Company's September 30, 2006 Consolidated Statements of Condition. (Dollar amounts in thousands).

Cash	$85,735
Federal funds sold and other short-term investments	300
Securities available for sale	314,609
Securities held to maturity	34,777
Loans, net of reserve for loan loss	670,474
Premises, furniture, and equipment	24,270
Investment in corporate owned life insurance	21,388
Goodwill	176,267
Core deposit premium	24,402
Accrued interest receivable and other assets	11,611

Total assets acquired	1,363,833

Deposits	939,981
Borrowed funds	99,596
Other liabilities	17,254

Total liabilities assumed	1,056,831

Net assets acquired	$307,002

In conjunction with the Bank Calumet Acquisition, the Company acquired $676.4 in loans. Bank Calumet's allowance for loan losses at the acquisition date was $6.9 million. The Company applied the guidance required under the American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3") and determined that certain loans acquired in the Bank Calumet Acquisition had evidence of deterioration of credit quality since origination and were probable that all contractual required payments would not be collected on these loans. The Company determined that nine loans with a book value totaling approximately $3.5 million and a fair value of $2.6 million were within the guidelines set forth under SOP 03-3. The Company recorded these at their fair value and reduced the allowance for loan losses by $925,000. Accordingly, the Company recorded $5.9 million of allowance for loan losses on loans not subject to SOP 03-3. During the second and third quarters of 2006, the Company did not adjust the allowance for loan losses for the loans subject to SOP 03-3.

In connection with the acquisition, the Company accrued $6.7 million for direct merger-related costs, which was included in the purchase price of the transaction and in the determination of goodwill. The merger-related charges consist of $3.7 million in employee severance and benefit related costs, $1.9 million in contract termination costs, and $1.1 million in professional fees. Employee severance and benefit related charges include severance, other benefits, and outplacement costs associated with the termination of employees primarily in centralized corporate support and data processing functions and change-in-control payments made pursuant to pre-existing employment agreements. The severance amounts were determined based on the Company's existing severance pay programs and will be paid out over a remaining benefit period of up to 4 months as of September 30, 2006. Change-in-control payments will be paid out over a remaining benefit period of up to 30 months as of September 30, 2006. Contract termination costs represent cancellation payments or present values of the remaining contract obligation for termination of certain data processing agreements and similar services. Professional fees include legal, investment banking, and accounting services associated with consummating the acquisition. As of September 30, 2006, the Company had approximately $1.9 million remaining in the accrual for direct merger-related costs.

In addition to the direct merger-related charges, the Company incurred $3.0 million in integration and related costs during second quarter 2006 that were incurred as part of the acquisition and integration of Bank Calumet, with $1.0 million representing a contribution made to the First Midwest Charitable Foundation in the name of Bank Calumet's founders, and the remainder representing direct costs and employee bonus payments related to the integration process.

The Bank Calumet Acquisition was financed through a mixture of long-term debt and equity issuances. For additional discussion of the financing, refer to Note 8, "Long-term Debt," and Note 9, "Material Transaction Affecting Stockholders' Equity."

4. SECURITIES

Securities Portfolio
(Dollar amounts in thousands)
	September 30, 2006				December 31, 2005

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Available for Sale
U.S. Treasury	$2,741	$-	$(2)	$2,739	$696	$-	$(3)	$693
U.S. Agency	112,076	311	(74)	112,313	41,546	-	(197)	41,349
Collateralized mortgage obligations	782,551	834	(13,624)	769,761	866,223	574	(13,438)	853,359
Other mortgage- backed	412,220	2,898	(7,291)	407,827	334,995	1,458	(6,157)	330,296
State and municipal	1,038,373	16,820	(2,391)	1,052,802	819,077	12,407	(7,923)	823,561
Other	216,679	755	(914)	216,520	237,258	615	(501)	237,372

Total	$2,564,640	21,618	$(24,296)	$2,561,962	$2,299,795	$15,054	$(28,219)	$2,286,630

Securities Held to Maturity

State and municipal	$98,745	$274	$(1)	$99,018	$56,772	$20	$(1)	$56,791

Total	$98,745	$274	$(1)	$99,018	$56,772	$20	$(1)	$56,791

At September 30, 2006 gross unrealized gains in the securities available for sale portfolio totaled $21.6 million, and gross unrealized losses totaled $24.3 million, resulting in a net unrealized depreciation of $2.7 million. The unrealized loss on securities in an unrealized loss position for greater than 12 months totaled $21.2 million, all of which represent securities issued or guaranteed by U.S. Government-sponsored agencies or securities with investment grade credit ratings. Management does not believe any individual unrealized loss as of September 30, 2006 represents an other-than-temporary impairment. The Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost.

5. LOANS

Loan Portfolio
(Dollar amounts in thousands)

	September 30,	December 31,
	2006	2005

Commercial and industrial	$1,584,626	$1,161,660
Agricultural	149,453	131,689
Real estate - commercial	1,873,539	1,729,009
Real estate - construction	565,707	413,286
Consumer	682,615	727,261
Real estate - 1-4 family	213,614	143,286

Total loans	$5,069,554	$4,306,191

Total loans reported are net of deferred loan fees of $7.5 million as of September 30, 2006 and $6.2 million as of December 31, 2005 and include overdrawn demand deposits totaling $7.4 million as of September 30, 2006 and $8.7 million as of December 31, 2005.

The Company primarily lends to consumers and small to mid-sized businesses in the market areas in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower. The Company believes that such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. As of September 30, 2006 and December 31, 2005, there were no significant loan concentrations with any single borrower, industry, or geographic segment.

It is the Company's policy to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral to obtain prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws and the Company's lending standards and credit monitoring procedures.

Securitization Activity

During June 2006, the Company securitized $106.0 million of real estate 1-4 family loans, converting the loans into mortgage-backed securities issued through the Federal Home Loan Mortgage Corporation. Accordingly, the securitized amounts were reclassified from loans to securities available-for-sale. The Company retained servicing responsibilities for the mortgages supporting these securities and collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. The Company also services loans from prior securitizations and services loans for which the servicing was acquired as part of the Bank Calumet Acquisition. Mortgage loans serviced for and owned by third parties are not included in the Consolidated Statements of Condition. The unpaid principal balance of these loans totaled $201.5 million as of September 30, 2006 and $57.1 million as of December 31, 2005. The Company has no recourse for credit losses on the loans securitized in 2006 or the loans previously serviced by Bank Calumet but retains limited recourse, through November 30, 2011, for credit losses on $18.4 million of the loans securitized during 2004. The dollar amount of the potential recourse to the Company is capped at a certain percentage of the initial balance of the loans for which recourse exists. The liability for the expected costs related to this recourse agreement totaled $148,000 as of September 30, 2006 and December 31, 2005.

Carrying Value of Mortgage Servicing Rights

(Dollar amounts in thousands)
	Quarters Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Balance at beginning of period	$2,859	$715	$638	$798
New servicing assets	-	-	1,424	-
Servicing assets of acquired bank	-	-	884	-
Amortization	(81)	(45)	(168)	(128)

Balance at end of period	$2,778	$670	$2,778	$670

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

6. RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve for Loan Losses
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Balance at beginning of period	$62,359	$56,262	$56,393	$56,718
Loans charged-off	(3,206)	(1,545)	(7,877)	(7,881)
Recoveries of loans previously charged-off	502	366	1,555	1,296

Net loans charged-off	(2,704)	(1,179)	(6,322)	(6,585)
Provision for loan losses	2,715	1,200	6,364	6,150
Reserve of acquired bank	-	-	5,935	-

Balance at end of period	$62,370	$56,283	$62,370	$56,283

A portion of the Company's reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets. No additional funds are committed to be advanced in connection with impaired loans.

Impaired, Nonaccrual, and Past Due Loans
(Dollar amounts in thousands)
	September 30, 2006	December 31, 2005
	March 31, 2006	December 31, 2005

Nonaccrual loans:
Impaired loans with valuation reserve required (1)	$5,464	$3,070
Impaired loans with no valuation reserve required	9,266	6,952

Total impaired loans	14,730	10,022
Other nonaccrual loans (2)	2,729	1,968

Total nonaccrual loans	$17,459	$11,990

Loans past due 90 days and still accruing interest	$11,296	$8,958
Valuation reserve related to impaired loans	4,782	2,727

(1)	These impaired loans require a valuation reserve because the estimated value of the loans is less than the recorded investment in the loans.
(2)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

The average recorded investment in impaired loans was $17.8 million for the nine months ended September 30, 2006 and $12.7 million for the nine months ended September 30, 2005. Interest income recognized on impaired loans was $40,000 for the nine months ended September 30, 2006 and $17,000 for the nine months ended September 30, 2005. Interest income recognized on impaired loans is recorded using the cash basis of accounting.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the Carrying Amount of Goodwill
(Dollar amounts in thousands)
	Quarters ended September 30,		Nine Months September 30,

	2006	2005	2006	2005

Balance at beginning of period	$266,037	$84,547	$85,962	$84,547
Goodwill from business combinations	-	-	178,938	-
Purchase accounting adjustments	(3,808)	-	(2,671)	-

Balance at end of period	$262,229	$84,547	$262,229	$84,547

Goodwill initially recorded is subject to the completion of the valuation of assets acquired and liabilities assumed. Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations and adjustments to initial estimates recorded for transaction costs or exit liabilities. Goodwill is not amortized but is subject to impairment tests on at least an annual basis. The Company's annual goodwill impairment test was performed at October 1, 2006, and it was determined no impairment existed at that date.

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

Other Intangible Assets
 (Dollar amounts in thousands)

	September 30, 2006				December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)

Other intangible assets:
Core deposit premium	$38,300	$6,732	$31,568	8.4	$13,834	$3,966	$9,868	4.0
Noncompete agreement	500	458	42	0.3	500	333	167	1.0

Total other intangible assets	$38,800	$7,190	$31,610	8.4	$14,334	$4,299	$10,035	4.0

The gross carrying amount of core deposit premium increased $24.5 million from December 31, 2005 to September 30, 2006 due to the Bank Calumet Acquisition and the purchase of the Carpentersville, Illinois branch.

Amortization expense of other intangible assets totaled $1.2 million for the quarter ended September 30, 2006 and $533,000 for the quarter ended September 30, 2005. Amortization expense of other intangible assets totaled $2.9 million for the nine months ended September 30, 2006 and $1.6 million for the nine months ended September 30, 2005. Amortization expense on other intangible assets is expected to total $1.1 million for the remainder of 2006, $4.4 million in both 2007 and 2008, $3.9 million in both 2009 and 2010, and $3.1 million in 2011.

8. LONG-TERM DEBT

Long-term Debt
(Dollar amounts in thousands)
	September 30, 2006	December 31, 2005

6.95% junior subordinated debentures due 2033 (1)	$128,853	$130,092
5.85% subordinated debt due 2016 (2)	99,894	-

Total long-term debt	$228,747	$130,092

(1)

Included in the carrying value are unamortized discounts of $136,100 as of September 30, 2006 and $139,900 as of December 31, 2005 and a basis adjustment related to fair value hedges of $123,400 as of September 30, 2006 and $1.4 million as of December 31, 2005. For additional discussion regarding fair value hedges, refer to Footnote 11 to the Consolidated Financial Statements in the Company's 2005 Annual Report on Form 10-K.

(2)	Included in the carrying value is an unamortized discount of $106,400 as of September 30, 2006.

In 2003, the Company formed First Midwest Capital Trust I ("FMCT I"), a statutory business trust, organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole assets of the trust. In November 2003, FMCT I issued $125 million of 6.95% trust preferred securities. The coupon rate is fixed with distributions payable semi-annually. For additional discussion regarding FMCT I and the trust preferred securities issued, refer to Footnote 10 to the Consolidated Financial Statements in the Company's 2005 Annual Report on Form 10-K.

On March 21, 2006, the Company issued $100.0 million of 10-year subordinated notes. The notes were issued at a discount and have a fixed coupon interest rate of 5.85%, per annum, which is payable semi-annually. The notes are not redeemable prior to maturity and are junior and subordinate to the Company's senior indebtedness. Issuance costs were capitalized and are included in other assets on the Consolidated Statements of Condition and totaled $919,000 as of September 30, 2006. The issuance costs are being amortized over ten years as a component of interest expense. For regulatory capital purposes, the notes qualify as Tier 2 Capital. Proceeds from the debt issuance were used to partially fund the Bank Calumet Acquisition.

9. MATERIAL TRANSACTION AFFECTING STOCKHOLDERS' EQUITY

On March 15, 2006, the Company sold 4,398,750 shares of Common Stock in an underwritten public offering. The price to the public was $34.46 per share, and the proceeds to the Company, net of the underwriters' discount, were $32.737 per share, resulting in aggregate net proceeds of $144.0 million. The net proceeds were used to partially fund the Bank Calumet Acquisition. The Company had 61,326,066 shares issued as of September 30, 2006 and 56,927,316 shares issued as of December 31, 2005.

10. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Share
(Amounts in thousands, except per share data)
	Quarters Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Basic Earnings per Share:
Net income	$31,215	$27,030	$85,718	$78,747
Average common shares outstanding	49,940	45,385	48,802	45,626
Basic earnings per share	$0.63	$0.60	$1.76	$1.73

Diluted Earnings per Share:
Net income	$31,215	$27,030	$85,718	$78,747
Average common shares outstanding	49,940	45,385	48,802	45,626
Dilutive effect of stock options	371	376	355	314
Dilutive effect of non-vested restricted stock	4	-	1	-

Diluted average common shares outstanding	50,315	45,761	49,158	45,940

Diluted earnings per share	$0.62	$0.59	$1.74	$1.71

11. PENSION PLAN

Net Periodic Benefit Pension Expense
(Dollar amounts in thousands)
	Quarters Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$1,237	$1,061	$3,712	$3,354
Interest cost	671	572	2,013	1,806
Expected return on plan assets	(861)	(730)	(2,584)	(2,308)
Recognized net actuarial loss	276	226	829	716
Amortization of prior service cost	1	2	3	6

Net periodic cost	$1,324	$1,131	$3,973	$3,574

The Company previously disclosed in Note 15 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2005 that it expected to contribute approximately $4.7 million to its Pension Plan in 2006. Based on the actuarial assumptions, the Company made $5.5 million in employer contributions to the Pension Plan in April 2006.

12. SHARE-BASED COMPENSATION

Share-Based Plans

The Omnibus Stock and Incentive Plan (the "Omnibus Plan") was adopted in 1989 by the Company's Board of Directors and allows for the granting of both incentive and non-statutory ("nonqualified") stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, and performance shares to certain key employees. The total number of shares of the Company's common stock authorized for awards under the Omnibus Plan, as amended, is 6,431,641 of which 325,000 shares may be granted in restricted stock. As of September 30, 2006, 1,285,311 stock options and 286,822 restricted stock/unit awards remain available for grant.

Since the inception of the Omnibus Plan, in February of each year, certain key employees have been granted nonqualified stock options. The option exercise price is set at the fair market value of the Company's common stock on the date the options are granted. The fair market value is defined as the average of the high and low stock price on the date of grant. All options have a term of ten years from the date of grant, include reload features, are non-transferable except to family members, family trusts, or partnerships, and vest over three years (subject to accelerated vesting in the event of death, disability or a change-in-control, as defined in the Omnibus Plan), with 50% exercisable after two years from the date of grant and the remaining 50% exercisable three years after the date of grant.

In August 2006, as an enhancement to the current compensation program, the Company's Board of Directors approved the granting of restricted stock awards and restricted stock units to certain key officers. These awards are restricted to transfer, but are not restricted to dividend payment and voting rights. The awards vest in 50% increments on each of the first two anniversaries of the date of grant provided the officer remains employed by the Company during such period (subject to accelerated vesting in the event of change-in-control or upon termination of employment, as set forth in the applicable stock/unit award agreement).

The Nonemployee Directors Stock Option Plan (the "Directors Plan") was adopted in 1997 by the Company's Board of Directors and provides for the granting of nonqualified options for shares of common stock to nonmanagement Board members of the Company. A maximum of 281,250 nonqualified options for shares of common stock are authorized for grant under the Directors Plan with 65,953 shares remaining available for grant as of September 30, 2006. The exercise price of the options is equal to the fair market value of the common stock on the date of grant. All options have a term of ten years from the date of grant and become exercisable one year from the date of grant subject to accelerated vesting in the event of retirement, death, disability, or change-in-control, as defined in the Directors Plan. Options are granted annually at the first regularly scheduled Board meeting in each calendar year (generally in February). Directors elected during the service year are granted options on a pro-rata basis to those granted to the directors at the start of the service year.

Both the Omnibus Plan and the Directors Plan have been submitted to and approved by the stockholders of the Company.

Accounting Treatment Prior to Adoption of SFAS No. 123R

Prior to January 1, 2006, the Company accounted for these plans based on the intrinsic value method set forth in APB 25 and related interpretations, as permitted by SFAS No. 123. Under APB 25, no compensation expense was recognized in the Consolidated Statements of Income prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the fair market value of the Company's common stock on the date of grant. The following table presents the pro forma net income and earnings per share disclosures for the quarter and nine months ended September 30, 2005, as if compensation cost for stock options, net of related tax effects, was determined under the fair value method and amortized to expense over the options' vesting periods.

Pro Forma Net Income and Earnings per Share
(Dollar amounts in thousands, except per share data)

	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported	$27,030	$78,747
Less: pro forma expense related to options, net of tax	386	1,276

Pro forma net income	$26,644	$77,471

Basic Earnings Per Share:
As reported	$0.60	$1.73
Pro forma	$0.59	$1.70
Diluted earnings per share:
As reported	$0.59	$1.71
Pro forma	$0.58	$1.69

Adoption of SFAS No. 123R

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost is recognized in the financial statements beginning January 1, 2006, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to 2006. Share-based compensation expense is included in "salaries and wages" in the Consolidated Statements of Income. Results for prior periods have not been restated.

Effect of Recording Share-Based Compensation Expense
(Dollar amounts in thousands, except per share data)

	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006

Stock option expense	$737	$2,133
Restricted stock/unit award expense	627	627

Total share-based compensation expense	1,364	2,760
Income tax benefit	532	1,076

Share-based compensation expense, net of tax	$832	$1,684

Basic earnings per share	$0.02	$0.03
Diluted earnings per share	$0.02	$0.03
Cash flows used in operating activities	$(257)	$(830)
Cash flows provided by financing activities	$257	$830

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

Stock Options

Stock Option Valuation Assumptions The Company estimates the fair value of stock options at the date of grant using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. These assumptions are consistent with the provisions of SFAS No. 123R and the Company's prior year pro forma disclosures of stock option expense.

Stock Option Valuation Assumptions
	Quarters Ended September 30, (1)		Nine Months Ended September 30,

	2006	2005	2006	2005

Expected life of the option (in years)	1.0	1.4	5.7	6.1
Expected stock volatility	15%	15%	18%	19%
Risk-free interest rate	4.90%	3.83%	4.56%	4.07%
Expected dividend yield	2.90%	2.78%	2.92%	2.75%

Weighted-average fair value of options at their grant date	$2.47	$2.62	$5.98	$6.20

(1)

Annual option awards are granted in the first quarter of each year. Option awards granted in subsequent quarters represent reload grants, which, pursuant to the provisions of the Omnibus and Directors Plans, are grants issued to replace the number of previously issued shares tendered by optionees in payment of the exercise price of a stock option.

Expected life is based on historical exercise and termination behavior. Expected stock price volatility is based on historical volatility of the Company's common stock and correlates with the expected life of the options. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option. The expected dividend yield represents the three-year historical average of the annual dividend yield as of the date of grant. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.

Nonqualified Stock Option Transactions
(Amounts in thousands, except per share data)
	Nine Months Ended September 30, 2006

	Options	Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)

Outstanding at beginning of year	2,319	$28.31
Granted	564	34.10
Exercised	(274)	23.58
Forfeited	(142)	33.35
Expired	(16)	36.96

Outstanding at end of period	2,451	$29.82	6.57	$20,740

Exercisable at end of period	1,382	$26.82	4.98	$15,841

(1)	Represents the average contractual life remaining in years.
(2)

Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company's average of the high and low stock price on the last trading day of third quarter 2006 and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on September 29, 2006. This amount will fluctuate with changes in the fair market value of the Company's common stock.

Share-based compensation expense for stock options was $737,000 for third quarter 2006 and $2.1 million for the first nine months of 2006. At September 30, 2006, $3.6 million of total unrecognized compensation expense related to nonvested stock options is expected to be recognized over a weighted-average period of 1.2 years.

The total intrinsic value of options exercised was $1.1 million and $1.4 million for the three months ended September 30, 2006 and 2005, respectively, and was $3.5 million and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively. Cash received from option exercises was $1.2 million and $3.2 million for the three months ended September 30, 2006 and 2005, respectively, and was $4.1 million for both the nine months ended September 30, 2006 and 2005. The income tax benefit realized for the tax deductions from option exercises totaled $389,000 and $541,000 for the three months ended September 30, 2006 and 2005, respectively, and totaled $1.3 million and $887,000 for the nine months ended September 30, 2006 and 2005, respectively.

Pursuant to the retirement and termination provisions of the Directors Plan, the Company accelerated the vesting of 15,677 options held by two former directors in the first and second quarters of 2005. As a result of the award modifications, the Company recognized additional compensation expense of $14,000 for the six months ended June 30, 2005. No additional stock option award modifications were made during the third quarter of 2005 or during the nine months ended September 30, 2006.

The Company issues treasury shares to satisfy stock option exercises. Following the close of the Bank Calumet Acquisition in first quarter 2006, it is the Company's short-term intention to forego share repurchase activity, as it looks to rebuild tangible capital. Once the share repurchase program is resumed, the Company expects, over time, that share repurchases largely would offset the dilutive impact of stock options.

Restricted Stock and Restricted Unit Awards

Restricted Stock/Unit Award Transactions
(Amounts in thousands, except per share data)
	Nine Months Ended September 30, 2006

	Number of Shares or Units	Weighted Average Grant Date Fair Value

Nonvested restricted stock/unit awards at beginning of year	-	-
Granted	38	$36.48
Vested	-	-
Forfeited	-	-

Nonvested restricted stock/unit awards at end of period	38	$36.48

The fair value of restricted stock/unit awards is determined based on the average of the high and low stock price on the date of grant and is recognized as compensation expense over the vesting period. Share-based compensation expense for restricted stock/unit awards totaled $627,000 for both the quarter and nine months ended September 30, 2006. At September 30, 2006, $791,000 of total unrecognized compensation expense related to nonvested restricted stock awards is expected to be recognized over a weighted-average period of 1.4 years.

The restricted stock unit agreements issued under the Omnibus Plan contain a provision under which the restrictions lapse upon the retirement of the grantee, defined as termination of service upon the attainment of age 60 or later. As a result of this provision, if a grantee is 60 years of age or older on the date of grant, all compensation costs are expensed on the date of grant. At September 30, 2006, there is no remaining unrecognized compensation expense for nonvested restricted stock units as the grantee(s) of these awards have attained the age of 60 or older and accordingly, all costs have been fully recognized immediately upon issuance.

In addition, as participants receiving restricted stock units have the ability to settle the awards in cash, at his/her election, at the end of the designated vesting period, the awards qualify for liability accounting under SFAS No. 123R. Unlike equity awards, liability awards are remeasured at fair value at each balance sheet date until settlement, with the change in value recognized in current period compensation expense.

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	September 30, 2006	December 31, 2005

Commitments to extend credit:
Home equity lines	$323,682	$294,623
All other commitments	1,345,982	1,186,761
Letters of credit:
Standby	160,299	142,463
Commercial	10,333	1,820
Recourse on assets securitized	18,429	21,469

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements is represented by the contractual amount of the commitment. The carrying value of the Company's standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $778,000 as of September 30, 2006 and $752,000 as of December 31, 2005. As of September 30, 2006, standby letters of credit had a remaining weighted-average term of approximately 16.4 months, with remaining actual lives ranging from less than 1 year to 9.1 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in fourth quarter 2004, the Company is obligated by agreement to repurchase at recorded value any nonperforming loans, defined as loans past due greater than 90 days. The aggregate recorded value of securitized loans subject to this recourse obligation was $18.4 million as of September 30, 2006 and $21.5 million as of December 31, 2005. Per its agreement, the Company's recourse obligations will end on November 30, 2011. The carrying value of the Company's recourse liability, which is included in other liabilities in the Consolidated Statements of Condition, totaled $148,000 as of September 30, 2006 and December 31, 2005.

Legal Proceedings

At September 30, 2006, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of September 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of the Company's results of operations and financial condition for the quarter and nine months ended September 30, 2006 and 2005. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as the Company's 2005 Annual Report on Form 10-K. Results of operations for the quarter and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

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

The Company must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. The Company recorded a valuation allowance of $268,000 during second quarter 2006 for certain state tax credits that are not expected to be fully realized. Although the Company has determined a valuation allowance is not required for any other deferred tax assets, there is no guarantee that these assets are recognizable. For additional discussion of income taxes, see Note 1, "Summary of Significant Accounting Policies," and Note 14, "Income Taxes," of the Company's 2005 Annual Report on Form 10-K.

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

PERFORMANCE OVERVIEW

The Company's net income for the quarter ended September 30, 2006 increased to $31.2 million, up 15.5% as compared to $27.0 million in third quarter 2005. For the first nine months of 2006, the Company's net income was $85.7 million, up 8.9% as compared to $78.7 million for the same period in 2005.

Operating results reflect stock option expense attributable to the Company's adoption of Financial Accounting Standards Board Statement 123 (revised 2004), "Share-Based Payment", of $737,000, or $450,000 after tax, for third quarter 2006 and $2.1 million, or $1.3 million after tax, for the first nine months of 2006. In addition, performance for the first nine months of 2006 was negatively impacted by integration and related costs totaling $3.0 million, or $1.8 million after tax, recorded in the second quarter specific to the Bank Calumet acquisition and integration.

The Company's earnings per diluted share was $0.62 for third quarter ended September 30, 2006 and $1.74 for the first nine months of 2006, as compared to $0.59 for third quarter 2005 and $1.71 for the first nine months of 2005. Earnings per diluted share for both third quarter 2006 and the first nine months of 2006 were negatively impacted by the March 9, 2006 issuance of 4.4 million common shares to aid in the financing of Bank Calumet. The issuance created a reduction in earnings per share of $0.13 for the first nine months of 2006. Operating results include the impact of expensing stock options of $0.01 per diluted share in third quarter 2006 and $0.03 per diluted share in the first nine months of 2006. In addition, performance for the first nine months of 2006 was negatively impacted by $0.04 per diluted share, reflecting integration and related costs recorded in the second quarter specific to the Bank Calumet acquisition.

Third quarter 2006 performance resulted in an annualized return on average assets of 1.44%, as compared to 1.51% for third quarter 2005, and an annualized return on average equity of 17.1%, as compared to 19.8% for third quarter 2005. For the first nine months of 2006, performance resulted in an annualized return on average assets of 1.38% and an annualized return on average equity of 17.1%, as compared to an annualized return on assets of 1.51% and an annualized return on average equity of 19.6% for the same period in 2005.

Bank Calumet Activities

On March 31, 2006, the Company consummated the Bank Calumet Acquisition, acquiring $676.4 million in loans and $940.0 million in deposits. The Company has completed integrating Bank Calumet into its organization, including a successful system conversion in May 2006. As part of the acquisition and integration process, the Company incurred $3.0 million in pre-tax integration and related costs, with $1.0 million representing a contribution made to the First Midwest Charitable Foundation in the name of Bank Calumet's founders, and the remainder representing direct costs and employee bonus payments related to the integration process.

In addition, on June 28, 2006, the Company converted $106.0 million of Bank Calumet's l-4 family residential loans into mortgage-backed securities, while retaining all servicing rights. The securitization of these loans improved the Company's overall credit, liquidity, and capital position with a nominal impact on asset yields.

With tactical integration steps related to infrastructure completed, the Company is focused on maximizing the sales and marketing opportunities within the Northwest Indiana marketplace.

Business Outlook

Competition for both loans and deposits in the marketplace remains intense. Pricing pressures resulting from this competition combined with deposit balances migrating to higher-yielding products and the persistence of a flat to inverted yield curve continue to pressure net interest margin performance. In this environment, the Company expects to reduce the size of its securities portfolio by approximately $100 million in fourth quarter 2006 as it plans to forego the reinvestment of scheduled cash flows.

Overall earnings for 2006 continues to benefit from the net contribution resulting from the assets, liabilities, and operations acquired from Bank Calumet. As the Company navigates the remainder of 2006, the negative impact of continued margin pressure is expected to be largely offset by corporate loan growth, the benefits of solid asset quality, and diligent expense control.

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

Table 1
Effect of Tax Equivalent Adjustment
(Dollar amounts in thousands)
	Quarters Ended September 30,			Nine Months Ended September 30,

	2006	2005	% Change	2006	2005	% Change

Net interest income	$65,673	$59,981	9.5	$189,096	$176,501	7.1
Tax equivalent adjustment	6,132	4,035	52.0	17,669	11,729	50.6

Tax equivalent net interest income	$71,805	$64,016	12.2	$206,765	$188,230	9.8

As shown in the following Table 2, "Net Interest Income and Margin Analysis," tax equivalent net interest income was $71.8 million for third quarter 2006, up 12.2% from $64.0 million for 2005's third quarter. This increase was driven by a $1.2 billion increase in interest-earning assets compared to third quarter 2005, which was primarily due to the acquisition of Bank Calumet on March 31, 2006. Net interest margin for third quarter 2006 was 3.69%, down 19 basis points from 3.88% for third quarter 2005 and stable in comparison to 3.70% for second quarter 2006. The year-over-year decline stems from the combined negative impact of comparatively higher shorter-term interest rates on deposit costs, a much smaller rise in longer-term interest rates on asset yields, and the addition of $100.0 million in subordinated debt at an all-in cost of 5.95%. The marginal change from second quarter 2006 reflected the offsetting impact of higher loan and securities yields on increased deposit and borrowing costs.

As shown in Table 2, third quarter 2006 tax equivalent interest income improved $34.3 million as compared to third quarter 2005, benefiting from increases in interest rates on interest-earning assets, as well as growth in the securities and loan portfolios and additional interest income earned on the $1.0 billion in interest-earning assets acquired as part of the Bank Calumet Acquisition. Third quarter 2006 interest expense increased $26.5 million as compared to third quarter 2005, primarily due to $856.5 million in interest-bearing liabilities acquired as part of the Bank Calumet Acquisition, the issuance of $100.0 million in subordinated debt to partially fund the Bank Calumet Acquisition, the impact of higher shorter-term interest rates on repricing borrowed funds and time deposits, and the shift in balances from lower-costing transactional deposits to higher-costing time deposits.

Net interest margin performance for fourth quarter 2006 is expected to remain under pressure, resulting from the continued existence of a flat to inverted yield curve and the impact on repricing assets and liabilities. Fourth quarter 2006 margin performance is also expected to be negatively influenced by the continued migration of lower-costing transactional deposits to higher-yielding products. Given Management's expectation for asset and liability growth as well as a stable funding mix and rate environment, net interest margin is expected to approximate 3.60% for fourth quarter 2006 and 3.70% for full year 2006.

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

Table 2 summarizes the changes in average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended September 30, 2006 and 2005. Table 3 summarizes the same information for the nine months ended September 30, 2006 and September 30, 2005. These tables also detail increases and decreases in income and expense for each of the Company's major categories of assets and liabilities and analyze the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 1 above.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Quarters Ended September 30, 2006 and 2005

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2006	2005	Increase (Decrease)	2006	2005	Basis Points Inc/(Dec)	2006	2005	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$4,360	$1,154	$3,206	6.64%	4.13%	2.51%	$73	$12	$61	$50	$11	$61
Mortgages held for sale	4,192	7,641	(3,449)	5.77%	5.14%	0.63%	61	99	(38)	(52)	14	(38)
Securities available for sale	2,606,332	2,250,929	355,403	5.61%	4.92%	0.69%	36,560	27,711	8,849	4,699	4,150	8,849
Securities held to maturity	106,301	59,515	46,786	6.53%	5.85%	0.68%	1,736	870	866	754	112	866
Loans:
Commercial and industrial	1,565,427	1,212,492	352,935	7.54%	6.31%	1.23%	29,759	19,277	10,482	6,268	4,214	10,482
Agricultural	141,536	120,172	21,364	7.16%	6.21%	0.95%	2,553	1,881	672	361	311	672
Real estate - commercial	1,868,071	1,600,931	267,140	7.18%	6.45%	0.73%	33,807	26,037	7,770	4,637	3,133	7,770
Real estate - construction	545,465	421,613	123,852	8.45%	7.93%	0.52%	11,624	8,430	3,194	2,609	585	3,194
Consumer	699,972	772,561	(72,589)	7.44%	6.21%	1.23%	13,121	12,089	1,032	(933)	1,965	1,032
Real estate - 1-4 family	217,103	128,039	89,064	5.98%	5.84%	0.14%	3,275	1,886	1,389	1,343	46	1,389

Total loans	5,037,574	4,255,808	781,766	7.41%	6.49%	0.92%	94,139	69,600	24,539	14,285	10,254	24,539

Total interest-earning assets	$7,758,759	$6,575,047	$1,183,712	6.79%	5.95%	0.84%	$132,569	$98,292	$34,277	$19,736	$14,541	$34,277

Savings deposits	$674,039	$607,929	$66,110	0.78%	0.65%	0.13%	$1,318	$993	$325	$115	$210	$325
NOW accounts	992,916	928,700	64,216	1.43%	1.28%	0.15%	3,570	2,995	575	216	359	575
Money market deposits	919,889	654,160	265,729	3.26%	2.12%	1.14%	7,562	3,491	4,071	1,747	2,324	4,071
Time deposits	2,536,742	2,024,786	511,956	4.36%	3.07%	1.29%	27,885	15,658	12,227	4,585	7,642	12,227
Borrowed funds	1,343,671	1,214,875	128,796	4.96%	2.96%	2.00%	16,799	9,049	7,750	1,047	6,703	7,750
Long-term debt	226,187	132,683	93,504	6.37%	6.25%	0.12%	3,630	2,090	1,540	1,500	40	1,540

Total interest-bearing liabilities	$6,693,444	$5,563,133	$1,130,311	3.60%	2.44%	1.16%	$60,764	$34,276	$26,488	$9,210	$17,278	$26,488

Net interest margin / income				3.69%	3.88%	(0.19%)	$71,805	$64,016	$7,789	$10,526	$(2,737)	$7,789

	2006			2005

Net Interest Margin Trend By Quarter	3rd	2nd	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	6.79%	6.62%	6.43%	6.20%	5.95%	5.79%	5.53%
Rates paid on interest-bearing liabilities	3.60%	3.38%	3.16%	2.86%	2.44%	2.19%	1.96%
Net interest margin	3.69%	3.70%	3.76%	3.79%	3.88%	3.93%	3.87%

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Nine Months Ended September 30, 2006 and 2005

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2006	2005	Increase (Decrease)	2006	2005	Basis Points Inc/(Dec)	2006	2005	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$7,164	$2,202	$4,962	4.65%	3.52%	1.13%	$249	$58	$191	$167	$24	$191
Mortgages held for sale	3,873	5,158	(1,285)	6.01%	5.13%	0.88%	174	198	(24)	(78)	54	(24)
Securities available for sale	2,513,688	2,196,027	317,661	5.51%	4.94%	0.57%	103,914	81,434	22,480	12,534	9,946	22,480
Securities held to maturity	102,362	67,507	34,855	6.61%	5.92%	0.69%	5,071	2,999	2,072	1,694	378	2,072
Loans:
Commercial and industrial	1,414,938	1,185,269	229,669	7.24%	6.08%	1.16%	76,587	53,874	22,713	11,443	11,270	22,713
Agricultural	138,202	114,602	23,600	6.84%	5.80%	1.04%	7,067	4,968	2,099	1,121	978	2,099
Real estate - commercial	1,818,740	1,547,905	270,835	7.04%	6.24%	0.80%	95,763	72,222	23,541	13,573	9,968	23,541
Real estate - construction	491,300	416,874	74,426	8.51%	6.92%	1.59%	31,273	21,582	9,691	4,240	5,451	9,691
Consumer	715,041	809,578	(94,537)	7.15%	5.95%	1.20%	38,262	36,013	2,249	(3,048)	5,297	2,249
Real estate - 1-4 family	231,384	113,315	118,069	5.96%	5.96%	0.00%	10,321	5,051	5,270	5,267	3	5,270

Total loans	4,809,605	4,187,543	622,062	7.21%	6.18%	1.03%	259,273	193,710	65,563	32,596	32,967	65,563

Total interest-earning assets	$7,436,692	$6,458,437	$978,255	6.62%	5.76%	0.86%	$368,681	$278,399	$90,282	$46,913	$43,369	$90,282

Savings deposits	$644,438	$628,479	$15,959	0.70%	0.66%	0.04%	$3.373	$3,100	$273	$80	$193	$273
NOW accounts	920,409	913,064	7,345	1.41%	1.13%	0.28%	9,713	7,733	1,980	63	1,917	1,980
Money market deposits	862,769	671,759	191,010	3.10%	1.84%	1.26%	19,999	9,236	10,763	3,154	7,609	10,763
Time deposits	2,383,325	1,923,949	459,376	4.05%	2.81%	1.24%	72,264	40,432	31,832	11,152	20,680	31,832
Borrowed funds	1,365,049	1,201,614	163,435	4.59%	2.61%	1.98%	46,869	23,471	23,398	3,560	19,838	23,398
Long-term debt	198,935	130,365	68,570	6.52%	6.36%	0.16%	9,698	6,197	3,501	3,339	162	3,501

Total interest-bearing liabilities	$6,374,925	$5,469,230	$905,695	3.40%	2.20%	1.20%	$161,916	$90,169	$71,747	$21,348	$50,399	$71,747

Net interest margin / income				3.71%	3.89%	(0.18%)	$206,765	$188,230	$18,535	$25,565	$(7,030)	$18,535

Noninterest Income

The Company's total noninterest income for third quarter 2006 was $27.0 million, up 32.4% from $20.4 million in third quarter 2005, primarily due to stronger fee-based revenues and comparatively higher revenue from corporate owned life insurance. For third quarter 2006, fee-based revenues totaled $23.9 million, up $5.4 million, or 29.2%, as compared to third quarter 2005, with approximately $3.4 million of this increase attributable to the acquisition of Bank Calumet, and the remainder reflecting comparatively higher service charges on deposit accounts and card-based revenues.

Service charges on deposit accounts increased $3.2 million in third quarter 2006 as compared to third quarter 2005 as a result of a $3.3 million increase in fees received on items drawn on customer accounts with insufficient funds, partially offset by a modest decline in service charges on business accounts. Of this increase, $2.4 million is attributed to revenues derived from Bank Calumet customers, with the remainder resulting from price increases effective in March 2006. Income derived from corporate owned life insurance increased $898,000, or 68.7%, largely due to a $38.2 million increase in corporate owned life insurance investments during first quarter 2006 as well as an increase in interest rates earned on the underlying investments. Card-based fees totaled $3.7 million for third quarter 2006, increasing from $2.6 million for third quarter 2005, with most of the increase related to higher usage and fees and the remaining $220,000 attributable to the Bank Calumet Acquisition. Trust and investment management fees increased 14.8% to $3.7 million, resulting from a $1.1 billion increase in trust assets under management, $924.9 million of which was acquired as part of the Bank Calumet Acquisition.

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)
	Quarters Ended September 30,			Nine Months Ended September 30,

	2006	2005	% Change	2006	2005	% Change

Service charges on deposit accounts	$10,971	$7,752	41.5	$29,442	$21,891	34.5
Trust and investment management fees	3,736	3,255	14.8	10,603	9,534	11.2
Other service charges, commissions, and fees	5,471	4,881	12.1	14,773	13,093	12.8
Card-based fees	3,734	2,625	42.2	10,065	7,592	32.6

Subtotal fee-based revenues	23,912	18,513	29.2	64,883	52,110	24.5
Corporate owned life insurance	2,206	1,308	68.7	5,650	3,726	51.6
Other income	364	270	34.8	2,199	1,529	43.8

Subtotal	26,482	20,091	31.8	72,732	57,365	26.8
Security gains, net	509	292	74.3	898	2,837	(68.3)

Total noninterest income	$26,991	$20,383	32.4	$73,630	$60,202	22.3

For a discussion on net security gains, see the section titled "Investment Portfolio Management."

Noninterest Expense

Noninterest expense increased $7.0 million to $49.1 million for third quarter 2006 as compared to $42.1 million for third quarter 2005, largely as a result of increased costs associated with the operation of 30 additional branches resulting from the Bank Calumet Acquisition, including higher employee-related expenses and increased net occupancy and equipment costs. Noninterest expense was $144.8 million for the nine months ended September 30, 2006 as compared to $123.1 million for the nine months ended September 30, 2005. Total noninterest expense for the first nine months of 2006 included $3.0 million of integration and other costs incurred in second quarter 2006 related to the acquisition and integration of Bank Calumet. No additional integration costs are anticipated during 2006.

Salaries and wages and retirement and other employee benefits increased $2.7 million, or 11.3% in third quarter 2006 compared to third quarter 2005 primarily as a result of adding 380 full-time-equivalent employees in second quarter 2006 to operate the Bank Calumet branch offices and the recognition of $1.4 million in share-based compensation expense. Net occupancy expense in third quarter 2006 also increased as a result of approximately $1.0 million incurred pursuant to the operation of the 30 branches obtained through the Bank Calumet Acquisition. Other expenses increased by $1.1 million to

$6.2 million for third quarter 2006 as compared to $5.1 million for third quarter 2005. Advertising expense increased $611,000, or 39.9%, in third quarter 2006 as compared to third quarter 2005 due to increased advertising activities related to Bank Calumet and a deposit campaign as well as costs attendant to a name-in-title sponsorship entered into the first quarter of 2006. Intangibles amortization expense increased $623,000 as a result of the addition of a core deposit premium relating to Bank Calumet. The balance of the variance in noninterest expense was spread over various miscellaneous expense categories, including postage, telephone, and supplies and printing.

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)
	Quarters Ended September 30,			Nine Months Ended September 30,

	2006	2005	% Change	2006	2005	% Change

Compensation expense:
Salaries and wages	$20,473	$17,944	14.1	$59,179	$52,387	13.0
Retirement and other employee benefits benefits	6,550	6,332	3.4	20,515	18,801	9.1

Total compensation expense	27,023	24,276	11.3	79,694	71,188	11.9
Net occupancy expense	5,482	3,990	37.4	15,146	12,278	23.4
Equipment expense	2,651	2,270	16.8	7,487	6,438	16.3
Technology and related costs	1,770	1,387	27.6	5,052	4,164	21.3
Professional services	2,266	2,155	5.2	6,774	6,825	(0.7)
Advertising and promotions	2,144	1,533	39.9	6,147	3,783	62.5
Merchant card expense	1,537	1,349	13.9	4,140	3,565	16.1
Other expenses	6,245	5,148	21.3	20,380	14,884	36.9

Total noninterest expense	$49,118	$42,108	16.6	$144,820	$123,125	17.6

Efficiency ratio	49.1%	49.4%		50.9%	49.3%

The efficiency ratio expresses noninterest expense as a percentage of tax equivalent net interest income plus total fees and other income. The Company's efficiency ratio was 49.1% for third quarter 2006, as compared to 49.4% for third quarter 2005.

Income Taxes

The Company's accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in Notes 1 and 14 to the Consolidated Financial Statements of the Company's 2005 Annual Report on Form 10-K.

Income tax expense totaled $9.6 million for third quarter 2006 as compared to $10.0 million for third quarter 2005, reflecting a decrease in the effective income tax rate to 23.6% for third quarter 2006 as compared to 27.1% for third quarter 2005. For the first nine months of 2006, income tax expense was $25.8 million, resulting in an effective income tax rate of 23.2% as compared to 26.7% for the same period in 2005. The decrease in effective tax rate was primarily attributable to an increase in tax-exempt income earned on state and municipal securities and investments in corporate owned life insurance.

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

Table 6
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	At September 30, 2006			At December 31, 2005

	Market Value	Amortized Cost	% of Total	Market Value	Amortized Cost	% of Total	% Change in Market Value

Available for Sale
U.S. Treasury securities	$2,739	$2,741	0.1	$693	$696	-	-
U.S. Agency securities	112,313	112,076	4.2	41,349	41,546	1.8	171.6
Collateralized mortgage obligations	769,761	782,551	29.4	853,359	866,223	36.8	(9.8)
Other mortgage-backed securities	407,827	412,220	15.5	330,296	334,995	14.2	23.5
State and municipal securities	1,052,802	1,038,373	39.0	823,561	819,077	34.7	27.8
Other securities	216,520	216,679	8.1	237,372	237,258	10.1	(8.8)

Total available for sale	2,561,962	2,564,640	96.3	2,286,630	2,299,795	97.6	12.0

Held to Maturity
State and municipal securities	99,018	98,745	3.7	56,791	56,772	2.4	74.4

Total held to maturity	99,018	98,745	3.7	56,791	56,772	2.4	74.4

Total securities	$2,660,980	$2,663,385	100.0	$2,343,421	$2,356,567	100.0	13.6

	At September 30, 2006			At December 31, 2005

	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity

Available for Sale
U.S. Treasury securities	1.35%	1.50	4.25%	1.23%	1.15	3.80%
U.S. Agency securities	1.01%	1.40	5.46%	0.47%	0.56	2.96%
Collateralized mortgage obligations	2.40%	2.89	4.69%	2.10%	2.89	4.60%
Other mortgage-backed securities	3.46%	4.64	5.39%	3.57%	5.39	5.16%
State and municipal securities	5.16%	7.80	6.44%	5.16%	8.16	6.52%
Other securities	0.21%	6.93	5.83%	0.20%	5.50	5.42%

Total available for sale	3.54%	5.39	5.64%	3.18%	5.36	5.42%

Held to Maturity
State and municipal securities	0.81%	2.30	6.89%	0.81%	2.30	6.93%

Total held to maturity	0.81%	2.30	6.89%	0.81%	2.30	6.93%

Total securities	3.43%	5.27	5.69%	3.12%	5.29	5.46%

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

At September 30, 2006, the carrying value of the securities portfolio totaled $2.7 billion, a 13.6% increase from December 31, 2005 primarily resulting from $349.4 million in securities added as a result of the Bank Calumet Acquisition. The change in the mix of securities held in the portfolio from that maintained as of September 30, 2005 is also a result of the acquired

Bank Calumet securities and the addition of $106.0 million in mortgage-backed securities resulting from the securitization of real estate 1-4 family loans.

The Company adjusts the size and composition of its securities portfolio according to a number of factors, including expected loan growth, anticipated growth in collateralized public funds on account, the interest rate environment, and decisions regarding the level of 1-4 family-related asset exposure held on the balance sheet. Given expectations for a continued flat to inverted yield curve and the negative impact on investment returns, the Company continues to execute its strategy to reduce the size of its securities portfolio by approximately $100 million during fourth quarter of 2006 by foregoing the reinvestment of scheduled cash flows.

Net gains realized from the sale of securities totaled $509,000 for third quarter 2006 as compared to $292,000 for third quarter 2005. Net gains realized from the sale of securities totaled $898,000 for the first nine months of 2006 as compared to $2.8 million for the first nine months of 2005. As of September 30, 2006 gross unrealized gains in the securities available for sale portfolio totaled $21.6 million, and gross unrealized losses totaled $24.3 million, resulting in a net unrealized depreciation of $2.7 million. The unrealized loss on securities in an unrealized loss position for greater than 12 months totaled $21.2 million, all of which represent securities issued or guaranteed by U.S. Government-sponsored agencies or securities with investment grade credit ratings. Management does not believe any individual unrealized loss as of September 30, 2006 represents an other-than-temporary impairment. The Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Table 7
Loan Portfolio
(Dollar amounts in thousands)
	September 30, 2006	% of Total	December 31, 2005	% of Total	% Change

Commercial and industrial	$1,584,626	31.3	$1,161,660	27.0	36.4
Agricultural	149,453	2.9	131,689	3.1	13.5
Real estate - commercial	1,873,539	37.0	1,729,009	40.2	8.4
Real estate - construction	565,707	11.1	413,286	9.5	36.9

Subtotal - corporate loans	4,173,325	82.3	3,435,644	79.8	21.5

Direct installment	79,984	1.6	65,449	1.5	22.2
Home equity	507,572	10.0	504,593	11.7	0.6
Indirect installment	95,059	1.9	157,219	3.7	(39.5)
Real estate - 1-4 family	213,614	4.2	143,286	3.3	49.1

Subtotal - consumer loans	896,229	17.7	870,547	20.2	3.0

Total loans	$5,069,554	100.0	$4,306,191	100.0	17.7

Consumer loans excluding indirect installment	$801,170		$713,328		12.3
Total loans excluding indirect installment	$4,974,495		$4,148,972		19.9

Total loans of $5.1 billion as of September 30, 2006 increased by $763.4 million, or 17.7%, from December 31, 2005, primarily due to the $676.4 million in loans acquired as a part of the Bank Calumet Acquisition, which included $398.6 million of corporate, $72.7 million of consumer, and $205.2 million of real estate 1-4 family loans. Excluding indirect consumer lending, total loans as of September 30, 2006 increased 1.0%, or 4.0% annualized, in comparison to June 30, 2006, largely due to growth in corporate lending. Corporate loans increased 1.7%, or 6.8% annualized, from June 30, 2006 reflecting growth in commercial, agricultural, and real estate construction lending.

Corporate loans increased $737.7 million, or 21.5%, from December 31, 2005 to September 30, 2006, including $398.6 million acquired from Bank Calumet. Excluding this impact, corporate loans as of September 30, 2006 increased by 9.9% in comparison to December 31, 2005, reflecting growth in all lending categories. While market competition remains high, the

Company remains optimistic about the prospects for continued commercial and industrial and commercial real estate loan growth for the balance of 2006 and remains committed to maintaining its stringent underwriting standards.

Consumer loan balances as of September 30, 2006, excluding indirect installment lending, increased $87.8 million, or 12.3%, in comparison to December 31, 2005, primarily due to $277.8 million acquired through the Bank Calumet Acquisition, partially offset by the securitization in third quarter 2006 of $106.0 million of 1-4 family residential mortgages. Indirect installment loans decreased 39.5% from December 31, 2005, reflecting the Company's election in 2004 to cease its indirect auto lending activities.

Reserve for Loan Losses

The Company maintains a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates. Management evaluates the sufficiency of the reserve for loan losses based upon the combined total of specific, historical loss, and general components. Management believes that the reserve for loan losses of $62.4 million is adequate to absorb credit losses inherent in the loan portfolio as of September 30, 2006.

For a summary of the changes in the reserve for loan losses during the quarters and nine months ended September 30, 2006 and 2005, refer to Note 6 of "Notes to Consolidated Financial Statements."

Table 8
Reserve for Loan Losses
(Dollar amounts in thousands)

	2006			2005

	September 30	June 30	March 31	December 31	September 30

For the period ended
Reserve for loan losses	$62,370	$62,359	$62,320	$56,393	$56,283
Total loans	5,069,554	5,041,345	5,042,135	4,306,191	4,287,266
Reserve for loan losses to loans	1.23%	1.24%	1.24%	1.31%	1.31%
Reserve for loan losses to nonperforming loans	357%	404%	363%	470%	461%
For the quarter ended
Provision for loan losses	$2,715	$2,059	$1,590	$2,780	$1,200
Net loans charged-off	2,704	2,053	1,565	2,670	1,179
Net loans charged-off to average loans, annualized	0.21%	0.16%	0.15%	0.25%	0.11%

At September 30, 2006, the Company's reserve for loan losses totaled $62.4 million as compared to $56.3 million as of September 30, 2005. The $6.1 million increase from third quarter 2005 is primarily the result of Bank Calumet's $5.9 million in reserves added as part of the acquisition. The ratio of the reserve for loan losses to total loans as of September 30, 2006 was 1.23% as compared to 1.31% as of both December 31, 2005 and September 30, 2005, reflecting the Company's overall level of asset quality and reserves associated with loans acquired as part of the Bank Calumet Acquisition.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are discussed in Notes 1 and 5 to the Consolidated Financial Statements of the Company's 2005 Annual Report on Form 10-K.

Nonperforming Assets

Nonperforming assets include loans for which the accrual of interest has been discontinued, loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower's financial condition, and real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion of the Company's policy on accrual of interest on loans see Note 1 to the Consolidated Financial Statements of the Company's 2005 Annual Report on Form 10-K.

Loans past due 90 days and still accruing interest are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, in the process of collection, and reasonably expected to result in repayment or restoration to current status.

Table 9
Nonperforming Assets and Past Due Loans
(Dollar amounts in thousands)
	2006			2005

	September 30	June 30	March 31	December 31	September 30

Nonaccrual loans:
Commercial and industrial	$9,424	$9,841	$10,803	$9,092	$8,789
Real estate - commercial	4,747	2,513	2,478	371	1,457
Real estate - construction	559	559	559	559	559
Consumer	1,356	1,271	1,418	1,420	944
Real estate - 1-4 family	1,373	1,263	1,920	548	457

Total nonaccrual loans	17,459	15,447	17,178	11,990	12,206
Foreclosed real estate	4,088	4,195	4,033	2,878	2,711

Total nonperforming assets	21,547	19,642	21,211	14,868	14,917
90 days past due loans (still accruing interest)	11,296	14,185	10,693	8,958	10,386

Total nonperforming assets plus 90 days past due loans	$32,843	$33,827	$31,904	$23,826	$25,303

Nonperforming loans to total loans	0.34%	0.31%	0.34%	0.28%	0.28%
Nonperforming assets to total loans plus foreclosed real estate	0.42%	0.39%	0.42%	0.35%	0.35%
Nonperforming assets plus 90 day past due loans to total loans plus foreclosed real estate	0.65%	0.67%	0.63%	0.55%	0.59%

The Company's overall credit quality remained relatively stable during third quarter 2006, with nonperforming assets plus 90 days past due loans as of September 30, 2006 totaling $32.8 million as compared to $33.8 million as of June 30, 2006. Net charge-offs for third quarter 2006 remained low representing 0.21% of average loans, as compared to 0.16% for second quarter 2006. As of September 30, 2006, nonperforming assets, including foreclosed real estate, represented 0.42% of total loans plus foreclosed real estate, as compared to 0.39% as of June 30, 2006. As of September 30, 2006, the reserve for loan losses stood at 1.23% of total loans, as compared to 1.24% as of June 30, 2006, representing 357% of nonperforming loans.

Nonaccrual loans increased $2.0 million from June 30, 2006 to September 30, 2006 primarily as a result of a single $1.9 million real estate commercial credit moved to nonaccrual status. As of September 30, 2006, loans past due 90 days and still accruing totaled $11.3 million, a decrease of $2.9 million compared to June 30, 2006 levels. The decrease is primarily attributable to a single real estate commercial loan past due as of June 30, 2006 for which the Company subsequently received the amount past due and the $1.9 million real estate construction loan transferred to nonaccrual status. These decreases were partially offset by several smaller loans moving to past due status.

The Company's disclosure with respect to impaired loans is contained in Note 6 of "Notes to Consolidated Financial Statements."

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended September 30, 2006, December 31, 2005, and September 30, 2005. The Company believes that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

Table 10
Funding Sources - Average Balances
(Dollar amounts in thousands)
	Quarters Ended			% Change

	September 30, 2006	December 31, 2005	September 30, 2005	09/30/06 vs. 12/31/05	09/30/06 vs. 09/30/05

Demand deposits	$1,083,334	$950,523	$948,649	14.0%	14.2%
Savings deposits	674,039	576,291	607,929	17.0%	10.9%
NOW accounts	992,916	836,264	928,700	18.7%	6.9%
Money market accounts	919,889	674,351	654,160	36.4%	40.6%

Transactional deposits	3,670,178	3,037,429	3,139,438	20.8%	16.9%

Time deposits	2,131,738	1,755,931	1,707,009	21.4%	24.9%
Brokered deposits	405,004	333,697	317,777	21.4%	27.4%

Total time deposits	2,536,742	2,089,628	2,024,786	21.4%	25.3%

Total deposits	6,206,920	5,127,057	5,164,224	21.1%	20.2%

Repurchase agreements	478,343	450,025	465,474	6.3%	2.8%
Federal funds purchased	252,999	344,503	275,826	(26.6%)	(8.3%)
Federal Home Loan Bank ("FHLB") advances	612,329	540,355	473,575	13.3%	29.3%

Total borrowed funds	1,343,671	1,334,883	1,214,875	0.7%	10.6%

Long-term debt	226,187	130,414	132,683	73.4%	70.5%

Total funding sources	$7,776,778	$6,592,354	$6,511,782	18.0%	19.4%

Total average funding sources for third quarter 2006 increased $1.2 billion from fourth quarter 2005 and $1.3 billion from third quarter 2005, primarily due to $940.0 million of deposits and $99.6 million of borrowed funds obtained as a result of the Bank Calumet Acquisition and $100.0 million of long-term, subordinated debt issued to partially fund the Bank Calumet Acquisition. The remaining increase in funding sources primarily reflects growth in time deposits, as the Company looked to fund additional interest-earning asset growth. For the Company's disclosure with respect to long-term debt, refer to Note 8 of "Notes to Consolidated Financial Statements."

Average deposits for third quarter 2006 totaled $6.2 billion, an increase of 21.1% in comparison to fourth quarter 2005 and 20.2% in comparison to third quarter 2005, primarily due to $940.0 million in deposits obtained through the Bank Calumet Acquisition, including $183.1 million in demand deposits, $524.8 million of interest-bearing transactional deposits, and $232.1 million in time deposits. Excluding the impact of the Bank Calumet Acquisition, average deposits for third quarter 2006 increased 2.7% from fourth quarter 2005 and 2.0% from third quarter 2005, primarily due to growth in time deposit balances. In the higher interest rate environment of 2006, consumer preferences and market competition resulted in deposit balances shifting from lower-yielding transaction accounts to higher-yielding time deposits.

In comparison to fourth quarter 2005 and third quarter 2005, transaction deposit balances increased $632.7 million and $530.7 million, respectively, primarily due to the $707.9 million of transactional deposits acquired from Bank Calumet. Excluding the impact of the Bank Calumet acquisition, transactional deposit balances declined 2.5% in comparison to fourth quarter 2005 as lower savings and NOW retail balances were offset by seasonal growth in public and municipal fund balances. In comparison to third quarter 2005, transactional balances for third quarter 2006 decreased $177.2 million, or 5.6%, exclusive of Bank Calumet, primarily reflecting lower savings and NOW account balances.

Average time deposits increased $447.1 million in comparison to fourth quarter 2005 and $512.0 million in comparison to third quarter 2005, primarily due to $232.1 million of time deposits obtained in the Bank Calumet Acquisition. Excluding the impact of Bank Calumet, average time deposits for third quarter 2006 increased 10.3% and 13.8% in comparison to fourth quarter 2005 and third quarter 2005, respectively. This increase reflects the combined impact of competitive pricing and consumer preference in the existent interest rate environment as well as expanded utilization of time deposits obtained through independent brokers as an alternative to wholesale borrowing.

As competitive interest rates offered for existing savings and NOW account balances continue to lag interest rates paid in other deposit categories and increases in the level of market interest rates, the potential for a continued, gradual shifting of these balances to higher-costing transactional account and time deposit categories remains.

Total average borrowed funds for third quarter 2006 increased 0.7% from fourth quarter 2005 with $99.6 million of borrowed funds acquired as part of the Bank Calumet Acquisition offset by a reduction in federal funds purchased due to an increase in brokered time deposits, which were offered at a lower interest rate. The declines in federal funds purchased and repurchase agreements were partially offset by an increase in Federal Home Loan Bank advances. As of September 30, 2006, period-end FHLB borrowings totaled $774.7 million, as compared to $548.5 million as of December 31, 2005. As of September 30, 2006, the weighted-average maturity of FHLB borrowings was 0.8 months with a weighted-average rate of 4.96%, as compared to a weighted-average maturity of 5.1 months and a weighted-average rate of 4.11% as of December 31, 2005.

MANAGEMENT OF CAPITAL

On March 15, 2006, the Company sold 4,398,750 shares of Common Stock in an underwritten public offering. The price to the public was $34.46 per share, and the proceeds to the Company, net of the underwriter's discount, were $32.737 per share, resulting in aggregate net proceeds of $144.0 million. The net proceeds were used to partially fund the Bank Calumet Acquisition. The Company had 61,326,066 shares issued as of September 30, 2006 and 56,927,316 shares issued as of December 31, 2005.

Stockholders' Equity

Stockholders' equity as of September 30, 2006 was $745.9 million as compared to $544.1 million as of December 31, 2005. The $201.8 million increase from December 31, 2005 is attributable to the common stock offering referred to above. Stockholders' equity as a percentage of assets was 8.7% as of September 30, 2006, up from 7.5% as of December 31, 2005. Book value per common share was $14.92, up from $11.99 at the end of 2005, with the increase attributable to the aforementioned increase in stockholders' equity.

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

Table 11
Capital Measurements

				Regulatory
	September 30,		December 31,	Minimum For

	2006	2005	2005	"Well Capitalized"

Regulatory capital ratios:
Total capital to risk-weighted assets	11.64%	11.46%	11.76%	10.00%
Tier 1 capital to risk-weighted assets	9.09%	10.43%	10.72%	6.00%
Tier 1 leverage to average assets	6.95%	8.15%	8.16%	5.00%
Tangible equity ratios:
Tangible equity to tangible assets	5.44%	6.21%	6.30%	(1)
Tangible equity to risk-weighted assets	7.10%	8.04%	8.26%	(1)

(1)

Ratio is not subject to formal FRB regulatory guidance. Tangible equity equals total equity less goodwill and other intangibles, and tangible assets equals total assets less goodwill and other intangibles. Internal guidelines provide for the ratio of tangible equity to tangible assets to be in the targeted range of 6.0% to 6.5%.

At September 30, 2006, the Company's Total Risk Based Capital was 11.64%, compared to 11.76% as of December 31, 2005 as risk-weighted assets increased during that period. Its Tier 1 Risk Based Capital ratio was 9.09%, compared to 10.72% as of December 31, 2005. The Company's tangible equity ratio, which represents the ratio of stockholders' equity to total assets excluding intangible assets, stood at 5.44%, down from 6.30% as of December 31, 2005. The decline in the Tier I Risk Based Capital ratio and the tangible equity ratio was primarily due to an increase in goodwill and other intangible assets in connection with the Bank Calumet Acquisition.

Stock Repurchase Programs

The Company continues to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to stockholders in the form of dividends and through common stock repurchases. The latter increases the percentage ownership of the Company by existing stockholders.

In May 2005, the Company's Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's common stock, or 5.5% of shares then outstanding. Under this plan, stock repurchases are authorized in both open market and privately negotiated transactions and have no execution time limit. Following the Bank Calumet Acquisition, it is the Company's short-term intention to forego share repurchase activity, as it looks to rebuild tangible capital. As of September 30, 2006, 2.1 million shares remained under the existing repurchase authorization.

The following table summarizes shares repurchased by the Company during the quarter ended September 30, 2006.

Table 12
Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program

July 1 - July 31, 2006	10,310	$35.97	10,310	2,056,599
August 1 - August 31, 2006	9,073	36.62	-	2,056,599
September 1 - September 30, 2006	11,769	38.45	-	2,056,599

Total	31,152	$37.10	10,310

(1)

Includes 10,310 shares purchased in private transactions and 20,842 shares acquired pursuant to the Company's share-based compensation plans. Under the terms of these plans, the Company accepts shares of common stock from employees if they decide to transfer to the Company previously-owned shares as payment for the exercise price of the stock options.

Dividends

The Company paid dividends of $0.275 per common share in third quarter 2006, up 10.0% from the quarterly dividend per share declared in third quarter 2005 of $0.25. The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share, was 44.4% for third quarter 2006 and 42.4% for third quarter 2005. The 2006 annualized indicated dividend of $1.10 represents an annualized dividend yield of 2.9% as of September 30, 2006.

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

Net Interest Income Sensitivity

The analysis of net interest income sensitivities assesses the magnitude of changes in net interest income resulting from changes in interest rates over a 12-month horizon using multiple rate scenarios. These scenarios include, but are not limited to, a "most likely" forecast, a flat to inverted or unchanged rate environment, a gradual increase and decrease of 200 basis points that occurs in equal steps over a six-month time horizon, and immediate increases and decreases of 200 and 300 basis points.

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

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates

	-200	+200	-200	+200	-300	+300

September 30, 2006:
Dollar change	$11,285	$(20,169)	$11,536	$(24,587)	$4,581	$(33,069)
Percent change	+4.3%	-7.6%	+4.4%	-9.3%	+1.7%	-12.5%
December 31, 2005:
Dollar change	$(2,596)	$(6,004)	$(7,254)	$(6,078)	$(22,000)	$(4,212)
Percent change	-1.1%	-2.5%	-3.0%	-2.5%	-9.2%	-1.8%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.

At September 30, 2006, the Company's interest rate sensitivity profile, assuming a gradual upward change in rates, reflected a more negative exposure to rising interest rates in comparison to December 31, 2005. Conversely, in a falling rate environment, the Company's exposure shifted from a negative position as of December 31, 2005 to a positive position as of September 30, 2006. These changes in sensitivity profile result from a comparative increase in the volume of shorter-term borrowed funds as a result of a decrease in both the actual and the projected level of transaction accounts. Further, the passage of time has shortened the duration of borrowed funds since year-end 2005. The majority of these liabilities will reprice in the fourth quarter of 2006, resulting in the replacement of maturing longer-term liabilities with shorter-term funding. Because short-dated liabilities are more sensitive to changes in interest rates, this shift in balances caused both an increase and a decrease in the Company's short-term earnings risk to rising and falling interest rates, respectively. As Bank Calumet maintained an interest rate risk position similar to that of the Company, the Bank Calumet Acquisition did not significantly change the overall risk profile.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates

	-200	+200

September 30, 2006:
Dollar change	$25,166	$(121,550)
Percent change	+1.9%	-9.3%
December 31, 2005:
Dollar change	$(18,512)	$(70,553)
Percent change	-1.9%	-7.1%

As of September 30, 2006, the estimated sensitivity of the economic value of equity to changes in interest rates reflected a slightly more negative exposure to rising interest rates. Conversely, the estimated sensitivity of the economic value of equity to falling interest rates shifted from a negative to positive exposure. The economic value of equity volatility is primarily due to the comparatively higher price volatility of the securities portfolio due to increased investment in longer-term municipal securities. This increase in volatility was partly negated by the issuance in March 2006 of $100.0 million of ten-year, subordinated debt to aid in the financing of the Bank Calumet Acquisition.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer, and Principal Accounting Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and Principal Accounting Officer concluded that at the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Company's 2005 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Discussions regarding the purchase of securities by the issuer is located on page *36 of this Form 10-Q.

ITEM 6. EXHIBITS
Exhibit Number	Description of Documents	Sequential Page #

15	Acknowledgment of Independent Registered Public Accounting Firm.	41
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	42
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	43
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	44
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	45
99	Report of Independent Registered Public Accounting Firm.	46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ MICHAEL L. SCUDDER
Michael L. Scudder Executive Vice President*

Date: November 7, 2006

* Duly authorized to sign on behalf of the Registrant.