Form 10-K
period 2006-12-31
FIRST MIDWEST BANCORP INC
filed 2007-03-01
CIK 702325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year-ended December 31, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 0-10967

FIRST MIDWEST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3161078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Pierce Place, Suite 1500

Itasca, Illinois 60143-9768

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (630) 875-7450

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	The Nasdaq Stock Market
Preferred Share Purchase Rights	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒     No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒.

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

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2006, determined using a per share closing price on that date of $37.08, as quoted on The Nasdaq Stock Market, was $1,734,096,406.

At February 27, 2007 there were 49,927,472 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2007 Annual Stockholders’ Meeting - Part III

FORM 10-K

T ABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

First Midwest Bancorp, Inc.

First Midwest Bancorp, Inc. (the “Company”) is a bank holding company incorporated in Delaware in 1982 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). The Company is one of Illinois’ largest publicly traded banking companies with assets of $8.4 billion at year-end 2006 and is headquartered in the Chicago suburb of Itasca, Illinois.

The Company operates two wholly owned subsidiaries: First Midwest Bank (the “Bank”), employing 1,892 full-time equivalent employees at December 31, 2006, and First Midwest Insurance Company, which is largely inactive.

The Company has responsibility for the overall conduct, direction, and performance of its subsidiaries. The Company provides various services to its subsidiaries, establishes Company-wide policies and procedures, and provides other resources as needed, including capital.

Subsidiaries

At December 31, 2006, the Bank had $8.4 billion in total assets, $6.3 billion in total deposits, and 100 banking offices primarily in suburban metropolitan Chicago.

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

On March 31, 2006, the Company completed the acquisition of Bank Calumet, Inc. (“Bank Calumet”), a single bank holding company in a cash transaction valued at approximately $307 million. Bank Calumet provided retail and commercial banking services to customers through 30 full service locations predominantly in Lake County, Indiana, and the contiguous Illinois counties of Cook and Will. The Company believes this acquisition presented a unique opportunity to establish an increased presence in the southeast Chicago metropolitan area and expand its operations.

The Bank operates four wholly owned subsidiaries: FMB Investment Corporation, First Midwest Investments, Inc., Calumet Investment Corporation, and Bank Calumet Financial Services, Inc.

FMB Investment Corporation is a Delaware corporation established in 1998 that manages investment securities, principally state and municipal obligations, and provides corporate management services to its wholly owned subsidiary FMB Investment Trust, a Maryland business trust also established in 1998. FMB Investment Trust manages many of the real estate loans originated by the Bank. FMB Investment Trust has elected to be taxed as a Real Estate Investment Trust for federal income tax purposes.

Calumet Investment Corporation and Bank Calumet Financial Services, Inc., were acquired as part of the Bank Calumet acquisition. Calumet Investment Corporation is a Delaware corporation that manages investment securities, principally state and municipal obligations, and provides corporate management services to its wholly owned subsidiary Calumet Investments Ltd., a Bermuda corporation. Calumet Investments Ltd. manages investment securities and is largely inactive.

First Midwest Investments, Inc., and Bank Calumet Financial Services, Inc. are largely inactive.

First Midwest Insurance Company operates as a reinsurer of credit life, accident, and health insurance sold through the Bank, primarily in conjunction with its consumer lending operations, and is largely inactive.

Competition

Illinois and the Chicago metropolitan area are highly competitive markets for banking and related financial services. Competition is based on a number of factors, including interest rates charged on loans and paid on deposits; the ability to attract new deposits; the scope and type of banking and financial services offered; the hours during which business can be conducted; the location of bank branches and ATMs; the availability, ease of use, and range of banking services on the Internet; the availability of related services; and a variety of additional services such as investment management, fiduciary, and brokerage services. Within the geographic areas it serves, the Bank competes with other banks and savings and loan associations, personal loan and finance companies, and credit unions. In addition, the Bank competes for deposits with money market mutual funds and investment brokers on the basis of interest rates offered and available products. The competition for banking customers remains intense as a number of local and out-of-state banking institutions have engaged in large-scale branch office expansion in the suburban Chicago markets, whether through acquisition or establishment of de novo branches.

In providing investment advisory services, the Bank also competes with retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and, to a lesser extent, financial institutions for investment management clients. Competition is generally based on the variety of products and services offered to clients and the performance of funds under management and comes from financial service providers both within and outside of the geographic areas in which the Bank maintains offices.

Offering a broad array of products and services at competitive prices is an important element in competing for customers. The Company differentiates itself, however, by the way it systematically assesses a customer’s specific financial needs, sells products and services to meets those needs, and provides the customer with high quality service. The Company believes this approach and its knowledge of and commitment to the communities in which it is located are the most important aspects in retaining and expanding its customer base.

Supervision and Regulation

The Company and its subsidiaries are subject to regulation and supervision by various governmental regulatory authorities including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the Illinois Department of Financial and Professional Regulation (the “IDFRP”), and the Arizona Department of Insurance. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations, and policies can be significant and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations, and dividends. This supervision and regulation is intended primarily for the protection of the FDIC’s deposit insurance fund (“DIF”) and the depositors, rather than the stockholders, of a financial institution.

The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business or operations of the Company and its subsidiaries. The operations of the Company may also be affected by changes in the policies of various regulatory authorities. The Company cannot accurately predict the nature or the extent of the effects that any such changes would have on its business and earnings.

Bank Holding Company Act of 1956, as amended

Generally, the Act governs the acquisition and control of banks and nonbanking companies by bank holding companies. A bank holding company is subject to regulation under the Act and is required to register with the Federal Reserve under the Act. The Act requires a bank holding company to file an annual report of its operations and such additional information as the Federal Reserve may require and is subject, along with its subsidiaries, to examination by the Federal Reserve. The Federal Reserve has jurisdiction to regulate the terms of certain debt issues of bank holding companies, including the authority to impose reserve requirements.

The acquisition of 5% or more of the voting shares of any bank or bank holding company generally requires the prior approval of the Federal Reserve and is subject to applicable federal and state law, including the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”) for interstate transactions. The Federal Reserve evaluates acquisition applications based upon, among other things, competitive factors, supervisory factors, adequacy of financial and managerial resources, and banking and community needs considerations.

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

Federal law prohibits acquisition of “control” of a bank or bank holding company without prior notice to certain federal bank regulators. “Control” is defined in certain cases as the acquisition of as little as 10% of the outstanding shares of any class of voting stock. Furthermore, under certain circumstances, a bank holding company may not be able to purchase its own stock, where the gross consideration will equal 10% or more of the company’s net worth, without obtaining approval of the Federal Reserve. Under the Federal Reserve Act, banks and their affiliates are subject to certain requirements and restrictions when dealing with each other (affiliate transactions including transactions with their bank holding company). The Company is also subject to the provisions of the Illinois Bank Holding Company Act.

Interstate Banking

Bank holding companies are permitted to acquire banks and bank holding companies in any state and to be acquired, subject to the requirements of Riegle-Neal and, in some cases, applicable state law.

Under Riegle-Neal, adequately capitalized and managed bank holding companies may be permitted by the Federal Reserve to acquire control of a bank in any state. States, however, may prohibit acquisitions of banks that have not been in existence for at least five years. The Federal Reserve is prohibited from approving an application for acquisition if the applicant controls more than 10% of the total amount of deposits of insured depository institutions nationwide. In addition, interstate acquisitions may also be subject to statewide concentration limits.

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

Interstate branching under Riegle-Neal permits banks to merge across state lines, thereby creating a bank headquartered in one state with branches in other states. Approval of interstate bank mergers is subject to certain conditions, including: adequate capitalization, adequate management, Community Reinvestment Act compliance, deposit concentration limits (as set forth above), compliance with federal and state antitrust laws, and compliance with applicable state consumer protection laws. An interstate merger transaction may involve the acquisition of a branch without the acquisition of the bank only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank in that state without acquiring the bank. Following the consummation of an interstate transaction, the resulting bank may establish additional branches at any location where any bank involved in the transaction could have established a branch under applicable federal or state law, if such bank had not been a party to the merger transaction.

Riegle-Neal allowed each state the opportunity to “opt out,” thereby prohibiting interstate branching within that state. Of the three states in which the Bank is located (Illinois, Indiana, and Iowa), none of them has adopted legislation to “opt out” of the interstate merger provisions. Furthermore, pursuant to Riegle-Neal, a bank is able to add new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching, or, if the state allows acquisition of branches, subject to applicable state requirements. Illinois law allows de novo banking with other states that allow Illinois banks to branch de novo in those states.

Illinois Banking Law

The Illinois Banking Act (“IBA”) governs the activities of the Bank, an Illinois banking corporation. The IBA defines the powers and permissible activities of an Illinois state-chartered bank, prescribes corporate governance standards, imposes approval requirements on mergers of state banks, prescribes lending limits, and provides for the examination of state banks by the IDFPR. The Banking on Illinois Act (“BIA”) became effective in mid-1999 and amended the IBA to provide a wide range of new activities allowed for Illinois state-chartered banks, including the Bank. The provisions of the BIA are to be construed liberally in order to create a favorable business climate for banks in Illinois. The main features of the BIA are to expand bank powers through a “wild card” provision that authorizes Illinois state-chartered banks to offer virtually any product or service that any bank or thrift may offer anywhere in the country, subject to restrictions imposed on those other banks and thrifts, certain safety and soundness considerations, and prior notification to the IDFPR and the FDIC. Previously, in addition to enumerated powers stated in the IBA, state banks could engage in any activity authorized or permitted to be conducted by a national bank, subject to the same restrictions imposed on a national bank. Management of the Bank remains aware of the favorable environment created by the BIA and will consider the opportunities that may become available to the Bank as a result of such legislation.

The Bank is subject to a variety of federal and state laws and regulations governing its operations. For example, deposit activities are subject to such acts as the Federal Truth in Savings Act and the Illinois Consumer Deposit Account Act. Electronic banking activities are subject to federal law, including the Electronic Funds Transfer Act, and state laws. Trust activities of the Bank are subject to the Illinois Corporate Fiduciaries Act. Loans made by the Bank are subject to applicable provisions of the Illinois Interest Act, the Federal Truth in Lending Act, and the Illinois Financial Services Development Act.

The Bank is also subject to a variety of other laws and regulations concerning equal credit opportunity, fair lending, customer privacy, fair credit reporting, and community reinvestment. The Bank currently holds an “outstanding” rating for community reinvestment activity, the highest available.

As an Illinois banking corporation controlled by a bank holding company, the Bank is subject to the rules regarding change of control in the Act and the Federal Deposit Insurance Act and is also subject to the rules regarding change in control of Illinois banks contained in the IBA and the Illinois Bank Holding Company Act.

The Bank is subject to Sections 23A and 23B of the Federal Reserve Act, which restrict or impose requirements on financial transactions between federally insured depository institutions and affiliated companies. The statute limits credit transactions between a bank and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, requires arms-length transactions between affiliates, and restricts the types of collateral security permitted in connection with a bank’s extension of credit to affiliates. Section 22(h) of the Federal Reserve Act limits how much and on what terms a bank may lend to its insiders and insiders of its affiliates, including executive officers and directors.

Gramm-Leach-Bliley Act of 1999

The enactment of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more comprehensive array of financial products and services. To further this goal, the GLB Act amends section 4 of the Act providing a new regulatory framework applicable to a financial holding company (“FHC”), which has the Federal Reserve as its primary regulator. Functional regulation of the FHC’s subsidiaries is conducted by their primary functional regulators. Pursuant to the GLB Act, bank holding companies, foreign banks, and their subsidiary depository institutions electing to qualify as an FHC must be “well managed,” “well capitalized,” and rated at least satisfactory under the Community Reinvestment Act in order to engage in new financial activities.

An FHC may engage in securities and insurance activities and other activities that are deemed financial in nature or incidental to a financial activity under the GLB Act, such as merchant banking activities. While aware of the flexibility of the FHC statute, the Company has, for the time being, decided not to become an FHC, but will continue to follow the reception given FHCs in the marketplace. The activities of bank holding companies that are not FHCs will continue to be regulated by, and limited to, activities permissible under the Act.

The GLB Act also prohibits a financial institution from disclosing non-public personal information about a consumer to unaffiliated third parties unless the institution satisfies various disclosure requirements and the consumer has not elected to opt out of the information sharing. Under the GLB Act, a financial institution must provide its customers with a notice of its privacy policies and practices. The Federal Reserve, the FDIC, and other financial regulatory agencies have issued regulations implementing notice requirements and restrictions on a financial institution’s ability to disclose non-public personal information about consumers to unaffiliated third parties.

The Bank is also subject to certain federal and state laws that limit the use and distribution of non-public personal information to subsidiaries, affiliates, and unaffiliated entities.

Bank Secrecy Act and USA Patriot Act

In 1970, Congress enacted the Currency and Foreign Transactions Reporting Act, commonly known as the Bank Secrecy Act (the “BSA”). The BSA requires financial institutions to maintain records of certain customers and currency transactions and to report certain domestic and foreign currency transactions, which may have a high degree of usefulness in criminal, tax, or regulatory investigations or proceedings. Under this law, financial institutions are required to develop a BSA compliance program.

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

In addition, banks must have procedures in place to verify the identity of the persons with whom they deal. The Bank has augmented its systems and procedures to accomplish compliance with these requirements.

Capital Guidelines

The Federal Reserve and the other federal bank regulators have established risk-based capital guidelines to provide a framework for assessing the adequacy of the capital of national and state banks, thrifts, and their holding companies (collectively, “banking institutions”). These guidelines apply to all banking institutions, regardless of size, and are used in the examination and supervisory process as well as in the analysis of applications to be acted upon by the regulatory authorities. These guidelines require banking institutions to maintain capital based on the credit risk of their operations, both on and off-balance sheet.

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

Dividends

The Company’s primary source of liquidity is dividend payments from the Bank. In addition to capital guidelines, the Bank is limited in the amount of dividends it can pay to the Company under the IBA. Under this law, the Bank is permitted to declare and pay dividends in amounts up to the amount of its accumulated net profits, provided that it retains in its surplus at least one-tenth of its net profits since the date of the declaration of its most recent dividend until those additions to surplus, in the aggregate, equal the paid-in capital of the Bank. The Bank may not, while it continues its banking business, pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts). In addition, the Bank is limited in the amount of dividends it can pay under the Federal Reserve Act and Regulation H. For example, dividends cannot be paid that would constitute a withdrawal of capital; dividends cannot be declared or paid if they exceed a bank’s undivided profits; and a bank may not declare or pay a dividend greater than current year net income plus retained net income of the prior two years without Federal Reserve approval. As of December 31, 2006, the Bank could distribute dividends of approximately $27.3 million without approval from the IDFPR.

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

FDIC Insurance Premiums

The Bank’s deposits are insured through the DIF, which is administered by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF.

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums on deposits based upon their level of capital and supervisory evaluation. For 2007, the Bank will pay premium assessments on its DIF-insured deposits in order to service the interest on the Financing Corporation (“FICO”) bond obligations, which were used to finance the cost of thrift bailouts in the 1980’s. The FICO assessment rates for the first semi-annual period of 2007 were set at $0.0122 per $100 of insured deposits for DIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment basis for the DIF.

Where You Can Find More Information About First Midwest

The Company makes available, free of charge, on its website, www.firstmidwest.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

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

Competition in the banking and financial services industry is intense. In its primary market areas, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not provide. The Company’s profitability depends upon the Bank’s continued ability to compete effectively in its market areas. A number of local and out-of-state banking institutions have engaged in large-scale branch office expansion in the suburban Chicago market through acquisition or establishment of de novo branches.

The Company operates in a heavily regulated environment.

The banking industry is heavily regulated. The business of the Company and the Bank is subject, in certain respects, to regulation by the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency, the IDFPR, and the SEC. The Company’s success depends not only on competitive factors but also on state and federal regulations affecting banks and bank holding companies. The regulations are primarily intended to protect depositors, not stockholders or other security holders. The ultimate effect of recent and proposed changes to the regulation of the financial institution industry cannot be predicted. Regulations now affecting the Company may be modified at any time, and there is no assurance that such modifications, if any, will not adversely affect the Company’s business.

The Company and its subsidiaries are subject to examinations and challenges by taxing authorities, and tax laws or interpretations of existing laws may change.

In the normal course of business, the Company and its subsidiaries are routinely subject to examinations and challenges from federal and state taxing authorities regarding the amount of taxes due in connection with investments made and the businesses in which it has engaged. Federal and state taxing authorities have recently become increasingly aggressive in challenging tax positions taken by financial institutions, including positions that may be taken by the Company. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property, or income tax issues, including tax base, apportionment, and tax credit planning. The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in the Company’s favor, they could have an adverse effect on the Company’s financial condition and results of operations. In addition, changes in federal and state tax laws or interpretations, including changes affecting tax rates, income not subject to tax under existing laws or interpretations, income sourcing, or consolidation and combination rules may also have an adverse impact upon the Company’s financial condition, results or operations, or liquidity.

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

The Company’s business is concentrated in the suburban Chicago metropolitan area, and a downturn in the economy of this area may adversely affect the Company’s business.

The Company’s success depends to a large degree on the general economic conditions of the suburban Chicago metropolitan area and, to a lesser extent, other central and western markets in Illinois and contiguous states. The economic conditions in these areas have a significant impact on the generation of the Bank’s commercial, real estate commercial, and real estate construction loans; the ability of borrowers to repay these loans; and the value of the collateral securing these loans. Adverse changes in the economic conditions of these areas could also negatively impact the financial results of the Company’s operations and its profitability. For example, these factors could lead to reduced interest income and an increase in the provision for loan losses.

A significant portion of the loans in the Company’s portfolio is secured by real estate. Most of these loans are secured by properties located in the Chicago metropolitan area. Negative conditions in the real estate markets where collateral for a mortgage loan is located could adversely affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various factors, including changes in economic conditions, supply and demand for properties and governmental rules or policies.

Changes in interest rates could have an adverse effect on the Company’s income.

The Company’s financial performance depends to a significant extent upon its net interest income. Net interest income represents the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The Company’s net interest income is adversely affected if interest paid on deposits and borrowings increases faster than the interest and fees earned on loans and investments. Changes in interest rates could also adversely affect the income of certain components of the Company’s noninterest income. For example, if mortgage interest rates increase, the demand for residential mortgage loans would likely decrease, which would have an adverse effect on the gain on the sale of mortgages.

Changes in the mix of the Company’s funding sources could have an adverse effect on the Company’s income. Almost half of the Company’s funding sources are in lower-rate transactional deposit accounts. Market rate increases or competitive pricing could heighten the risk of moving to higher-rate funding sources, which would cause an adverse impact on the

Company’s net income. For additional discussion of net interest income sensitivity, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-K.

Changes in the reserve for loan losses could affect profitability.

The reserve for loan losses consists of three components calculated based on estimations performed pursuant to the requirements of SFAS Statement No. 5, “Accounting for Contingencies,” and SFAS Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan.” The reserve for loan losses consists of: (i) specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates.

Determination of the reserve is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the reserve, while recoveries of amounts previously charged-off are credited to the reserve. Additions to the reserve for loan losses are charged to operating expense through the provision for loan losses. The amount charged to operating expense in any given year is dependent upon a number factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the reserve for loan losses. Future adjustments may be necessary if economic conditions change or adverse developments arise with respect to nonperforming or performing loans or if regulatory supervision changes. Material additions to the reserve for loan losses would result in a material decrease in the Company’s net income, and possibly its capital, and could result in the inability to pay dividends, among other adverse consequences.

The Company is a bank holding company, and its sources of funds are limited.

The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Company is derived primarily from dividends received from the Bank. The Company’s ability to receive dividends or loans from its subsidiaries is restricted. As of December 31, 2006, $27.3 million of the retained earnings of the Bank were available to pay dividends to the Company without regulatory approval. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, the Company’s right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank’s creditors, including depositors, which will take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2006, the Company’s subsidiaries had deposits and other liabilities of approximately $7.5 billion.

The Company is subject to environmental liability risk associated with lending activities.

A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and could materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability.

Future acquisitions may disrupt the Company’s business, dilute stockholder value, and adversely affect operating results.

In addition to generating internal growth, the Company has strategically acquired banks or branches of other banks. The Company intends to continue to pursue acquisitions to supplement internal growth opportunities. Acquiring other banks or branches involves potential risks, including:

•	exposure to unknown or contingent liabilities of acquired banks;

•	exposure to asset quality issues of acquired banks;

•	disruption of the Company’s business;

•	loss of key employees and customers of acquired banks;

•	short-term decrease in profitability;

•	diversion of management’s time and attention;

•	issues in transition; and

•	dilution in the ownership percentage of holdings of the Company’s common stock.

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

The Company’s ability to raise capital will depend on conditions in the capital markets, which are outside of its control, and on the Company’s financial performance. Accordingly, the Company cannot be assured of its ability to raise capital when needed or on favorable terms. If the Company cannot raise additional capital when needed, it will be subject to increased regulatory supervision and the imposition of restrictions on its growth and business. These could negatively impact the Company’s ability to further expand its operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could harm its operating results.

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

The Company’s junior subordinated debentures have been assigned a rating by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc., of “BBB-” (stable outlook), by Moody’s Investors Service, Inc. of “Baa2” (stable outlook), and by Fitch, Inc. of “BBB” (stable outlook).

The Company’s business is continually subject to technological change, and it may have fewer resources than its competition to continue to invest in technological improvements.

The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services that enhance customer convenience, as well as create additional efficiencies in the Company’s operations. Many of the Company’s competitors have greater resources to invest in technological improvements, and the Company may not effectively implement new technology-driven products and services or do so as quickly, which could reduce its ability to effectively compete.

The Company may not be able to attract and retain skilled people.

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities the Company engages in can be intense, and the Company may not be able to hire people or retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

The Company’s information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan, or other systems. The Company has policies and procedures expressly designed to prevent or limit the effect of a failure, interruption, or security breach of its systems. However, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that the impact will not be substantial. The occurrence of any failures, interruptions, or security breaches of the Company’s systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have an adverse effect on the Company’s financial condition and results of operations.

Consumers and businesses may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. This could result in the loss of fee income as well as the loss of customer deposits and income generated from those deposits.

Risks Related to the Securities Markets

Substantial sales of the Company’s common stock could cause its stock price to fall.

If stockholders sell substantial amounts of the Company’s common stock in the public market, the market price of the Company’s common stock could fall. Such sales also might make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that it deems appropriate or to use its stock as consideration in an acquisition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The executive offices of the Company, the Bank, and certain subsidiary operational facilities are located in a 16-story office building in Itasca, Illinois. The Company and the Bank currently occupy 60,933 square feet of that building, which is leased from an unaffiliated third party.

As of December 31, 2006, the Bank operated through 99 bank branches, one operational facility, and one other office. Of these, 22 are leased and the remaining 79 are owned and not subject to any material liens. The banking offices are largely located in various communities throughout northern Illinois and northwestern Indiana, primarily the Chicago metropolitan suburban area. At certain Bank locations, excess space is leased to third parties. The Bank also owns 130 automated teller machines (“ATMs”), some of which are housed at a banking location and some of which are independently located. In addition, the Company owns other real property that, when considered individually or in the aggregate, is not material to the Company’s financial position.

The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information with respect to premises and equipment is presented in Note 7 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

There are certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at December 31, 2006. The Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of stockholders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS, AND

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded under the symbol “FMBI” in the Nasdaq Global Select market tier of The Nasdaq Stock Market. As of December 31, 2006, there were 2,517 stockholders of record. The following table sets forth the closing common stock price, dividends declared per share, and book value per share during each quarter of 2006 and 2005.

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$39.52	$38.89	$37.52	$37.14	$39.25	$39.18	$36.45	$36.75
Low	$36.62	$34.42	$34.64	$32.62	$34.66	$34.43	$31.25	$31.92
Quarter-end	$38.68	$37.89	$37.08	$36.57	$35.06	$37.24	$35.08	$32.48
Cash dividends declared per share	$0.295	$0.275	$0.275	$0.275	$0.275	$0.250	$0.250	$0.240
Dividend yield at quarter-end (1)	3.05%	2.90%	2.97%	3.01%	3.14%	2.69%	2.85%	2.96%
Book value per share at quarter-end	$15.01	$14.92	$13.92	$13.81	$11.99	$11.81	$11.83	$11.35

(1)	Ratios are presented on an annualized basis.

A discussion regarding the regulatory restrictions applicable to the Bank’s ability to pay dividends to the Company is included in the “Supervision and Regulation - Dividends” section under Item 1 of this Form 10-K. A discussion of the Company’s history and philosophy regarding the payment of dividends is included in the “Management of Capital” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Equity Compensation Plans

The following table sets forth information, as of December 31, 2006, relating to equity compensation plans of the Company pursuant to which options, restricted stock, restricted stock units, or other rights to acquire shares may be granted from time to time.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders (1)	2,425,231	$29.94	1,350,209
Not approved by security holders (2)	4,634	16.99	—

Total	2,429,865	$29.91	1,350,209

(1)

Includes all outstanding options and awards under the Omnibus Stock and Incentive Plan and the Non-Employee Directors’ Stock Option Plan (the “Plans”). Additional information and details about the Plans are also disclosed in Notes 1 and 18 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

(2)	Represents shares underlying deferred stock units credited under the Company’s Nonqualified Retirement Plan, payable on a one-for-one basis in shares of the Company’s common stock.

The Nonqualified Retirement Plan (the “Plan”) is a defined contribution deferred compensation plan under which participants are credited with deferred compensation equal to contributions and benefits that would have accrued to the participant under the Company’s tax-qualified plans, but for limitations under the Internal Revenue Code, and to amounts of salary and annual bonus that the participant has elected to defer. Participant accounts are deemed to be invested in separate investment accounts under the plan, with similar investment alternatives as those available under the Company’s tax-qualified savings and profit sharing plan, including an investment account deemed invested in shares of Company common stock. The accounts are adjusted to reflect the investment return related to such deemed investments. Except for the 4,634 shares set forth in the table above, all amounts credited under the Plan are paid in cash.

Stock Performance Graph

The graph below illustrates, over a five-year period, the cumulative total return (defined as stock price appreciation and dividends) to stockholders from the common stock against a broad-market total return equity index and a published industry total return equity index. The broad-market total return equity index used in this comparison is the Standard & Poor’s 500 Stock Index (the “S&P 500”), and the published industry total return equity index used in this comparison is the Standard & Poor’s SmallCap 600 Banks Index (“S&P SmallCap 600 Banks”).

Comparison of Five-Year Cumulative Total Return Among

First Midwest, the S&P 500, and the S&P SmallCap 600 Banks (1)

	2001	2002	2003	2004	2005	2006
First Midwest	100	94	117	134	134	152
S&P 500	100	78	100	111	117	135
S&P SmallCap 600 Banks	100	112	162	199	184	197

(1)	Assumes $100 invested on December 31, 2001 in First Midwest’s Common Stock, the S&P 500, and the S&P SmallCap 600 Banks with the reinvestment of all related dividends.

To the extent this Form 10-K is incorporated by reference into any other filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, the foregoing “Stock Performance Graph” will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

The following table summarizes shares repurchased by the Company during the quarter ended December 31, 2006.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1 - October 31, 2006	1,533	$37.48	1,533	2,055,066
November 1 - November 30, 2006	1,640	37.83	—	2,055,066
December 1 - December 31, 2006	2,495	37.87	—	2,055,066

Total	5,668	$37.75	1,533

(1)

Includes 1,533 shares purchased in private transactions and 4,135 shares acquired pursuant to the Company’s share-based compensation plans. Under the terms of these plans, the Company accepts shares of common stock from employees if they decide to transfer to the Company previously-owned shares as payment for the exercise price of the stock options.

For further details regarding the Company’s stock repurchase programs, refer to the section titled “Management of Capital” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for each of the five years in the period ended December 31, 2006 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the factors affecting the Company’s financial condition and operating results is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

	Years ended December 31,
	2006	2005	2004	2003	2002
Operating Results (Amounts in thousands)
Interest income	$476,409	$366,700	$315,342	$291,067	$329,664
Interest expense	224,550	130,850	86,478	81,313	110,910
Net interest income	251,859	235,850	228,864	209,754	218,754
Provision for loan losses	10,229	8,930	12,923	10,805	15,410
Noninterest income	99,014	77,927	73,812	77,207	66,531
Security gains (losses), net	4,269	(3,315)	8,222	2,988	460
Losses on early extinguishment of debt	—	—	(2,653)	(6,025)	—
Noninterest expense	192,615	165,703	163,338	149,452	148,052
Income tax expense	35,052	34,452	32,848	30,889	32,133
Net income	$117,246	$101,377	$99,136	$92,778	$90,150
Weighted-average shares outstanding	49,102	45,567	46,469	46,671	48,074
Weighted-average diluted shares outstanding	49,469	45,893	46,860	46,982	48,415

Per Share Data
Basic earnings per share	$2.39	$2.22	$2.13	$1.99	$1.88
Diluted earnings per share	2.37	2.21	2.12	1.97	1.86
Cash dividends declared	1.120	1.015	0.900	0.790	0.700
Book value at year end	15.01	11.99	11.55	11.22	10.42
Market price at year end	38.68	35.06	36.29	32.43	26.71

Performance Ratios
Return on average equity	16.87%	18.83%	18.68%	18.28%	18.82%
Return on average assets	1.42%	1.44%	1.45%	1.50%	1.53%
Net interest margin—tax-equivalent	3.67%	3.87%	3.91%	3.99%	4.28%
Dividend payout ratio	47.26%	45.93%	42.45%	40.10%	37.63%
Average equity to average asset ratio	8.42%	7.65%	7.74%	8.19%	8.12%

Balance Sheet Highlights (Dollar amounts in thousands)	As of December 31,
	2006	2005	2004	2003	2002
Total assets	$8,441,526	$7,210,151	$6,863,381	$6,906,658	$5,980,533
Loans	5,008,944	4,306,191	4,135,278	4,059,782	3,406,846
Deposits	6,167,216	5,147,832	4,905,378	4,815,108	4,172,954
Subordinated debt	228,674	130,092	129,294	128,716	—
Long-term portion of Federal Home Loan Bank advances	14,660	13,519	36,743	474,111	425,000
Stockholders’ equity	751,014	544,068	532,038	522,540	491,953

Financial Ratios
Reserve for loan losses as a percent of loans	1.25%	1.31%	1.37%	1.39%	1.41%
Tier 1 capital to risk-weighted assets	9.56%	10.72%	10.45%	10.29%	9.93%
Total capital to risk-weighted assets	12.16%	11.76%	11.52%	11.41%	11.03%
Tier 1 leverage to average assets	7.29%	8.16%	8.16%	8.49%	7.32%
Tangible equity to tangible assets	5.62%	6.30%	6.43%	6.22%	7.97%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting the Company’s Consolidated Statements of Income for the years 2004 through 2006 and Consolidated Statements of Condition as of December 31, 2005 and 2006. The discussion is designed to provide stockholders with a comprehensive review of the operating results and financial condition and should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

A condensed review of operations for the fourth quarter of 2006 is included herein in the section titled “Fourth Quarter 2006 vs. 2005.” The review provides an analysis of the quarterly earnings performance for the fourth quarter of 2006 as compared to the same period in 2005.

Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

ACQUISITION ACTIVITY

On March 31, 2006, the Company completed the acquisition of Bank Calumet, Inc. (“Bank Calumet”), a single bank holding company in a cash transaction valued at approximately $307 million. Bank Calumet provided retail and commercial banking services to customers through 30 full service locations predominantly in Lake County, Indiana, and the contiguous Illinois counties of Cook and Will. The Company believes this acquisition presented a unique opportunity to establish an increased presence in the southeast Chicago metropolitan area and expand its operations.

The transaction was accounted for under the purchase method of accounting, which provides for the establishment of goodwill equal to the excess of the purchase price over the fair value of the identifiable net assets. As a result, the Company recognized goodwill of $176.2 million and other intangible assets of $24.4 million. The results of operations of Bank Calumet are included in the Company’s Consolidated Statements of Income effective April 1, 2006.

The allocation of the purchase price of Bank Calumet, including acquisition costs, to assets acquired and liabilities assumed, based on their fair values at the date of acquisition are presented in Note 3 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. The Bank Calumet acquisition was financed through a mixture of long-term debt and equity issuances. For additional discussion of the financing, refer to Notes 11 and 13 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that management believes are the most important to the Company’s financial position and results of operations. Application of critical accounting policies requires management to make estimates, assumptions, and judgments based on information available as of the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

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

Reserve for Loan Losses

Determination of the reserve is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the reserve, while recoveries of amounts previously charged-off are credited to the reserve. Additions to the reserve for loan losses are charged to operating expense through the provision for loan losses. The amount charged to operating expense in any given year is dependent upon a number of factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the reserve for loan losses. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, see Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Income Taxes

The Company determines its income tax expense based on management’s judgments and estimates regarding permanent differences in the treatment of specific items of income and expense for financial statement and income tax purposes. These permanent differences result in an effective tax rate, which differs from the federal statutory rate. In addition, the Company recognizes deferred tax assets and liabilities, recorded in the Consolidated Statements of Condition, based on management’s judgments and estimates regarding timing differences in the recognition of income and expenses for financial statement and income tax purposes.

The Company must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. The Company recorded a valuation allowance of $3.2 million during 2006 for certain state tax credits and state net operating loss carryforwards that are not expected to be fully realized. Although the Company has determined a valuation allowance is not required for any other deferred tax assets, there is no guarantee that those assets will be recognizable. For additional discussion of income taxes, see Notes 1 and 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

FORWARD LOOKING STATEMENTS

The following is a statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”): The Company and its representatives may, from time to time, make written or oral statements that are intended to qualify as “forward-looking” statements under the PSLRA and provide information other than historical information, including statements contained in the Form 10-K, the Company’s other filings with the Securities and Exchange Commission, or in communications to its stockholders. These statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from any results, levels of activity, performance, or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below.

In some cases, the Company has identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “remains optimistic about,” “expects,” “should,” “could,” “seeks,” “may,” “will continue to,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends,” or similar expressions identifying forward-looking statements within the meaning of the PSLRA, including the negative of those words and phrases. These forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions, and the outlook for the Company based on currently available information. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only at the date made.

In connection with the safe harbor provisions of the PSLRA, the Company is hereby identifying important factors that could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any forward-looking statements.

Among the factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:

•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•	Asset/liability matching risks and liquidity risks;

•	Fluctuations in the value of the Company’s investment securities;

•	The ability to attract and retain senior management experienced in banking and financial services;

•	The sufficiency of the reserve for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;

•	The failure of assumptions underlying the establishment of the reserve for loan losses and estimation of values of collateral and various financial assets and liabilities;

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Company’s loan portfolio;

•

The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s markets or elsewhere providing similar services;

•

Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio, and loan and deposit pricing;

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business;

•	Volatility of rate sensitive deposits;

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•	Operational risks, including data processing system failures or fraud;

•	The Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;

•	The impact of liabilities arising from legal or administrative proceedings, enforcement of bank regulations, and enactment or application of securities regulations;

•

Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, or operational limitations;

•

Changes in federal and state tax laws or interpretations, including changes affecting tax rates, income not subject to tax under existing law and interpretations, income sourcing, or consolidation/combination rules;

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

PERFORMANCE OVERVIEW

General Overview

The Company’s banking network provides a full range of business and retail banking and trust and investment management services through 100 banking offices, primarily in suburban metropolitan Chicago. The primary sources of the Company’s revenue are net interest income and fees from financial services provided to customers. Net interest income equals the difference between interest and fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

2006 Compared with 2005

The Company’s net income for the year ended December 31, 2006 was $117.2 million, an increase of $15.9 million, or 15.7%, as compared to $101.4 million in 2005. The Company’s earnings per diluted share was $2.37 for the year ended December 31, 2006 as compared to $2.21 for 2005, an increase of $0.16 per diluted share, or 7.2%. 2006 performance resulted in a return on average assets of 1.42%, as compared to 1.44% for 2005, and a return on average equity of 16.9%, as compared to 18.8% for 2005.

Tax-equivalent net interest income was $275.4 million for 2006, up 9.3% from $251.9 million for 2005. This increase was driven by a $977.8 million increase in average interest-earning assets compared to 2005, which was primarily due to the Bank Calumet acquisition. Net interest margin for 2006 was 3.67%, down 20 basis points from 3.87% for 2005. The year-over-year decline stems from the combined negative impact of comparatively higher shorter-term interest rates on deposit costs, a much smaller rise in longer-term interest rates on new and repricing assets, and the addition of $99.9 million in subordinated debt, net of discount, at an all-in cost of 5.95% used to partially fund the Bank Calumet acquisition.

The Company’s total loans as of December 31, 2006 increased 16.3% to $5.0 billion from $4.3 billion as of December 31, 2005, primarily due to $676.4 million in loans acquired as a part of the Bank Calumet acquisition. Excluding indirect consumer lending, total loans as of December 31, 2006 increased 18.8% as compared to December 31, 2005, largely due to growth in corporate lending and the Bank Calumet acquisition. Corporate loans increased 20.6% from December 31, 2005 reflecting growth in commercial, agricultural, and real estate commercial and construction lending.

Total average funding sources for 2006 increased $1.0 billion from 2005, primarily due to $940.0 million of deposits and $99.6 million of borrowed funds obtained as a result of the Bank Calumet acquisition and $99.9 million of long-term, subordinated debt issued to partially fund the Bank Calumet acquisition.

The Company’s overall credit quality remained relatively solid during 2006, though lessened as compared to 2005. As of December 31, 2006, nonperforming assets, including foreclosed real estate, represented 0.38% of total loans plus foreclosed real estate, as compared to 0.35% as of December 31, 2005. Nonperforming assets plus 90 days past due loans totaled $31.7 million, or 0.63% of total loans plus foreclosed real estate, as of December 31, 2006, as compared to $23.8 million, or 0.55% of total loans plus foreclosed real estate, as of December 31, 2005, with $2.5 million of the increase representing nonperforming assets assumed as part of the Bank Calumet acquisition.

The provision for loan losses increased in 2006 to $10.2 million compared to $8.9 million in 2005. Total loans charged-off, net of recoveries, were $10.2 million, or 0.21% of average loans, in 2006 and $9.3 million, or 0.22% of average loans, in 2005. Provisioning for loan losses for 2006 fully covered net charge-offs. As of December 31, 2006, the reserve for loan losses stood at 1.25% of total loans, as compared to 1.31% as of December 31, 2005, representing 385% of nonperforming loans.

The Company’s noninterest income totaled $103.3 million in 2006, as compared to $74.6 million in 2005. Noninterest income for 2006 included $4.3 million in security gains, and noninterest income for 2005 included $3.3 million in security losses. The remaining components of noninterest income totaled $99.0 million for 2006, an increase of 27.1% as compared to 2005, reflecting higher fee-based revenues and revenue from corporate owned life insurance. For 2006, fee-based revenues totaled $88.2 million, up $17.6 million, or 25.0%, as compared to 2005, with approximately $10.1 million of this increase attributable to the Bank Calumet acquisition and the remainder reflecting comparatively higher service charges on deposit accounts and card-based revenues.

Net gains realized from the sale of securities totaled $4.3 million for 2006 as compared to $3.3 million in net losses realized in 2005. In fourth quarter 2006, market conditions afforded the Company the opportunity to sell $49.8 million of tax-exempt state and municipal securities with a tax-equivalent yield of 7.4% for a net realized gain of $3.3 million.

Noninterest expense increased $26.9 million, or 16.2%, to $192.6 million for 2006 as compared to $165.7 million for 2005, largely as a result of increased costs associated with the operation of 30 additional branches resulting from the Bank Calumet acquisition, including higher employee-related expenses and increased net occupancy and equipment costs. Total noninterest expense in 2006 included $3.0 million of integration and other costs incurred in second quarter 2006 related to the acquisition and integration of Bank Calumet and stock option expense of $2.8 million pursuant to the adoption of Financial Accounting Standards Board (“FASB”) Statement 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) on January 1, 2006.

Bank Calumet Activities

On March 31, 2006, the Company completed the Bank Calumet acquisition, acquiring $676.4 million in loans and $940.0 million in deposits. The Company has completed the operational integration of Bank Calumet into its organization, including a successful system conversion in May 2006. As part of the acquisition and integration process, the Company incurred $3.0 million in pre-tax costs, with $1.0 million representing a contribution made to the First Midwest Charitable Foundation in the name of Bank Calumet’s founders, and the remainder representing other direct costs.

In addition, on June 28, 2006, the Company converted $106.0 million of Bank Calumet’s l-4 family residential loans into mortgage-backed securities, while retaining all servicing rights. The securitization of these loans improved the Company’s overall credit, liquidity, and capital position with a nominal impact on asset yields.

2005 Compared with 2004

The Company’s net income for 2005 increased 4.2% on a per diluted share basis to $101.4 million, or $2.21 per diluted share, from net income of $99.1 million, or $2.12 per diluted share, in 2004.

In 2005, the Company’s return on average assets was 1.44% as compared to 1.45% in 2004 and its return on average equity was 18.8% as compared to 18.7% in 2004. The Company’s performance reflected solid levels of profitability and credit quality as well as the benefits of growth in corporate lending and fee-based business lines.

As compared to 2004, the Company’s net income benefited from growth in interest-earning asset levels of $210.1 million, which generated higher tax-equivalent net interest income of $5.6 million, lower provisions for loan losses of $4.0 million, and increased fee-based revenue of $5.4 million. Partially offsetting these benefits were $3.3 million in security losses, $2.4 million in higher noninterest expense, lower income generated from the disposition of assets, and a higher effective tax rate.

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

Total average deposits for 2005 were $5.1 billion, an increase of 3.8% as compared to 2004, largely as the result of a 15.9% increase in average time deposits. Average time deposits for 2005 as compared to 2004 reflect the combined impact of targeted sales promotion and higher levels of brokered deposits. The increase in time deposit balances was partially offset by decreases in savings, NOW, and money market balances as consumer preferences changed in response to the higher level of interest rates and time deposit promotion.

Nonperforming assets as of December 31, 2005 totaled $14.9 million, down 35.2% from $22.9 million as of December 31, 2004. As of December 31, 2005, nonperforming assets, including foreclosed real estate, represented 0.35% of loans plus foreclosed real estate, as compared to 0.55% as of December 31, 2004. Loans past due 90 days and still accruing totaled $9.0 million as of December 31, 2005, down from $10.4 million as of September 30, 2005 and up from $2.7 million as of December 31, 2004. The 2005 increase in loans past due 90 days and still accruing primarily resulted from the transfer of a $3.6 million real estate construction loan in the process of collection to accruing status and a single $1.2 million commercial and industrial past due loan, which was fully secured by cash.

Net charge-offs for 2005 totaled $9.3 million, or 0.22% of average loans. As compared to 2004, net charge-offs declined by $3.4 million, or 26.6%. As of December 31, 2005, the reserve for loan losses stood at 1.31% of total loans as compared to 1.37% as of December 31, 2004.

Net losses realized from the Company’s securities portfolio totaled $3.3 million in 2005. During the first quarter of 2005, the Company responded to changing market conditions and its continued expectation for higher interest rates by selling $23.0 million in state and municipal securities and $26.7 million in collateralized mortgage obligations, resulting in a gain of $2.6 million. Security proceeds were reinvested in shorter-term mortgage-backed securities. In December 2005, the Company announced its intent to sell approximately $212.0 million of under-performing mortgage-backed securities, representing 9.0% of the Company’s total securities portfolio. As a result of this action, the Company realized approximately $6.2 million of pre-tax security losses in fourth quarter 2005.

Business Outlook

The Company believes that it is well positioned for continued performance improvement because it operates in strong markets with favorable business fundamentals. The Company expects continued expansion in the markets it serves, which should generate a greater demand for the Company’s products and services. The competition for bank products and services remains high in the Chicago metropolitan area as competitors pursue customer growth in a challenging interest rate environment. The Company continues to believe it can compete successfully because of the high quality of its products and services, its unique relationship-based approach to banking, and its knowledge of and commitment to the communities it serves.

Net interest margin is anticipated to remain under short-term pressure given the prolonged, flat to inverted interest rate yield curve. In this environment, net interest margin pressure would result from a narrowing spread between repricing asset yields and deposit and borrowing costs. The Company’s actual net interest margin performance will depend upon a number of factors, such as the growth in interest-earning assets, the Company’s mix of assets and liabilities, the pace and timing of changes in interest rates, and the shape of the interest rate yield curve.

Overall 2007 performance is expected to benefit from the strength of the Company’s balance sheet, sales platform, and credit culture. Solid corporate loan and retail transactional deposit growth, low credit costs, increased fee-based revenues, diligent expense management, and the prudent administration of the Company’s securities portfolio are expected to continue to mitigate the impact of net margin pressures.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income equals the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total average interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are presented in Notes 1, 6, and 12 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The effect of such adjustment is presented in the following table:

Table 1

Effect of Tax-Equivalent Adjustment

(Dollar amounts in thousands)

	Years Ended December 31,			%Change
	2006	2005	2004	2006-2005	2005-2004
Net interest income (GAAP)	$251,859	$235,850	$228,864	6.8	3.1
Tax-equivalent adjustment	23,551	16,080	17,440	46.5	(7.8)

Tax-equivalent net interest income	$275,410	$251,930	$246,304	9.3	2.3

Tax-equivalent net interest income was $275.4 million for 2006, up 9.3% from $251.9 million for 2005. This increase was driven by a $977.8 million increase in interest-earning assets compared to 2005, which was primarily due to the Bank Calumet acquisition. Net interest margin for 2006 was 3.67%, down 20 basis points from 3.87% for 2005. The year-over-year decline stems from the combined negative impact of comparatively higher shorter-term interest rates on deposit costs, a change in deposit mix, a much smaller rise in longer-term interest rates on new and repricing assets, and the addition of $99.9 million in subordinated debt at an all-in cost of 5.95% used to partially fund the Bank Calumet acquisition.

Tax-equivalent net interest income in 2005 increased 2.3% as compared to 2004 primarily due to growth in interest-earning assets. The benefits of this growth were partially offset by a lower net interest margin, which fell 4 basis points from 3.91%

in 2004 to 3.87% in 2005. The decrease in net interest margin reflected the combined impact of the flat interest rate curve on interest-earning asset yields and increasing liability costs as the deposit mix shifted in response to higher interest rates and competitive pricing.

Tax-equivalent interest income was $500.0 million in 2006 as compared to $382.8 million in 2005 and $332.8 million in 2004. The 2006 improvement of $117.2 million as compared to 2005 includes the benefit of additional interest income earned on $1.0 billion in interest–earning assets acquired as part of the Bank Calumet acquisition and increases in interest rates earned on interest-earning assets, as well as growth in the securities and loan portfolios.

Of the $50.0 million increase in tax-equivalent interest income in 2005 as compared to 2004, $40.4 million was attributable to comparatively higher interest rate levels, and $9.6 million was attributable to higher average interest-earning assets. Average interest-earning assets for 2005 increased by $210.1 million to $6.5 billion as compared to $6.3 billion in 2004. The 2005 increase included a $160.9 million increase in average securities balances and a $71.7 million increase in average loan balances.

Interest expense increased by $93.7 million to $224.6 million in 2006 as compared to $130.9 million in 2005, following a $44.4 million increase from $86.5 million in 2004. The 2006 increase was primarily due to $856.5 million in interest-bearing liabilities acquired as part of the Bank Calumet acquisition, the issuance of $99.9 million in subordinated debt to partially fund the Bank Calumet acquisition, the impact of higher shorter-term interest rates on repricing borrowed funds and time deposits, and the shift in balances from lower-costing transactional deposits to higher-costing time deposits. The 2005 increase was comprised of a $39.2 million increase attributable to increases in interest rates, and a $5.2 million increase attributable to increased balances of average interest-bearing liabilities.

Table 2 summarizes the Company’s average interest-earning assets and funding sources over the last three years, as well as interest income and interest expense related to each category of assets and funding sources and the yield earned and rates paid on each. The table also shows the trend in net interest margin on a quarterly basis for 2006 and 2005, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. Table 3 analyzes the changes in interest income, interest expense, and net interest income that result from changes in the volumes of interest-earning assets and funding sources, as well as fluctuations in interest rates.

Table 2

Net Interest Income and Margin Analysis

(Dollar amounts in thousands)

	2006			2005			2004
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets:
Interest-bearing deposits with banks	$5,804	$252	4.34	$1,385	$40	2.89	$6,090	$96	1.58
Federal funds sold and securities
purchased under agreements to resell	1,067	71	6.65	1,284	56	4.36	18,413	237	1.29
Mortgages held for sale	4,021	238	5.92	5,248	275	5.24	5,841	300	5.14
Securities:
Available for sale - taxable	1,515,276	75,963	5.01	1,587,973	68,643	4.32	1,412,866	57,163	4.05
Available for sale - nontaxable (1)	998,727	63,112	6.32	643,422	42,620	6.62	658,998	45,795	6.95
Held to maturity - taxable	9,848	429	4.36	10,644	427	4.01	11,826	439	3.71
Held to maturity - nontaxable (1)	91,046	6,231	6.84	52,611	3,392	6.45	50,079	3,280	6.55

Total securities	2,614,897	145,735	5.57	2,294,650	115,082	5.02	2,133,769	106,677	5.00
Loans (1)(2):
Commercial and industrial	1,450,904	106,145	7.32	1,184,404	73,744	6.23	1,108,816	57,254	5.16
Agricultural	143,865	9,970	6.93	117,544	6,988	5.95	100,232	4,494	4.48
Real estate - commercial	1,830,499	129,545	7.08	1,586,757	100,941	6.36	1,446,441	82,017	5.67
Real estate - construction	514,665	43,582	8.47	414,166	30,376	7.33	438,158	22,368	5.11
Consumer	702,269	50,820	7.24	792,517	48,185	6.08	894,362	50,097	5.60
Real estate - 1-4 family	227,158	13,602	5.99	119,362	7,093	5.94	155,058	9,242	5.96

Total loans	4,869,360	353,664	7.26	4,214,750	267,327	6.34	4,143,067	225,472	5.44

Total interest-earning assets (1)(2)	7,495,149	499,960	6.67	6,517,317	382,780	5.87	6,307,180	332,782	5.28

Cash and due from banks	165,324			148,731			176,216
Reserve for loan losses	(61,184)			(56,842)			(57,243)
Other assets	656,475			433,464			434,092

Total assets	$8,255,764			$7,042,670			$6,860,245

Liabilities and Stockholders’ Equity:
Savings deposits	$653,321	5,116	0.78	$615,324	4,025	0.65	$646,214	4,305	0.67
NOW accounts	924,539	13,102	1.42	893,706	10,706	1.20	921,635	7,549	0.82
Money market deposits	867,775	27,418	3.16	672,411	13,690	2.04	732,456	9,083	1.24

Total interest-bearing transactional deposits	2,445,635	45,636	1.87	2,181,441	28,421	1.30	2,300,305	20,937	0.91
Time deposits	2,429,902	102,482	4.22	1,965,710	58,254	2.96	1,696,358	36,495	2.15

Total interest-bearing deposits	4,875,537	148,118	3.04	4,147,151	86,675	2.09	3,996,663	57,432	1.44
Borrowed funds	1,339,826	62,974	4.70	1,235,205	35,834	2.90	1,253,419	20,980	1.67
Subordinated debt	206,449	13,458	6.52	130,377	8,341	6.40	128,454	8,066	6.28

Total interest-bearing liabilities	6,421,812	224,550	3.50	5,512,733	130,850	2.37	5,378,536	86,478	1.61

Demand deposits	1,052,413			931,711			894,093
Other liabilities	86,519			59,711			56,895
Stockholders’ equity	695,020			538,515			530,721

Total liabilities and stockholders’ equity	$8,255,764			$7,042,670			$6,860,245

Net interest income/margin (1)		$275,410	3.67		$251,930	3.87		$246,304	3.91

Quarterly Net Interest Margin Trend

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets	6.81%	6.79%	6.62%	6.43%	6.20%	5.95%	5.79%	5.53%
Rates paid on interest-bearing liabilities	3.79%	3.60%	3.38%	3.16%	2.86%	2.44%	2.19%	1.96%
Net interest margin (1)	3.57%	3.69%	3.70%	3.76%	3.79%	3.88%	3.93%	3.87%

(1)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(2)

Loans on a nonaccrual basis for the recognition of interest income totaled $16.2 million as of December 31, 2006, $12.0 million as of December 31, 2005, and $19.2 million as of December 31, 2004 and are included in loans for purposes of this analysis.

Table 3

Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)

(Dollar amounts in thousands)

	2006 as compared to 2005			2005 compared to 2004
	Volume	Rate	Total	Volume	Rate	Total
Interest-bearing deposits with banks	$183	$29	$212	$691	$(747)	$(56)
Federal funds sold and securities purchased under agreements to resell	(7)	22	15	115	(296)	(181)
Mortgages held for sale	(85)	48	(37)	(31)	6	(25)
Securities:
Available for sale-taxable	(2,940)	10,260	7,320	7,397	4,083	11,480
Available for sale-nontaxable (2)	22,355	(1,863)	20,492	(1,065)	(2,110)	(3,175)
Held to maturity-taxable	(13)	15	2	(59)	47	(12)
Held to maturity-nontaxable (2)	2,618	221	2,839	162	(50)	112

Total securities	22,020	8,633	30,653	6,435	1,970	8,405
Loans (2):
Commercial and industrial	18,227	14,174	32,401	4,103	12,387	16,490
Agricultural	1,714	1,268	2,982	864	1,630	2,494
Real estate-commercial	16,513	12,091	28,604	8,386	10,538	18,924
Real estate-construction	8,067	5,139	13,206	(1,148)	9,156	8,008
Consumer	(3,930)	6,565	2,635	(7,655)	5,743	(1,912)
Real estate-1-4 family	6,455	54	6,509	(2,121)	(28)	(2,149)

Total loans	47,046	39,291	86,337	2,429	39,426	41,855

Total interest income (2)	69,157	48,023	117,180	9,639	40,359	49,998

Savings deposits	261	830	1,091	(203)	(77)	(280)
NOW accounts	380	2,016	2,396	(222)	3,379	3,157
Money market deposits	4,735	8,993	13,728	(675)	5,282	4,607

Total interest-bearing transactional deposits	5,376	11,839	17,215	(1,100)	8,584	7,484
Time deposits	15,841	28,387	44,228	6,443	15,316	21,759

Total interest-bearing deposits	21,217	40,226	61,443	5,343	23,900	29,243
Borrowed funds	3,261	23,879	27,140	(300)	15,154	14,854
Subordinated debt	4,956	161	5,117	122	153	275

Total interest expense	29,434	64,266	93,700	5,165	39,207	44,372

Net interest income (2)	$39,723	$(16,243)	$23,480	$4,474	$1,152	$5,626

(1)

For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

The Company’s tax-equivalent net interest margin was 3.67% in 2006 as compared to 3.87% in 2005 and 3.91% in 2004. The decline in 2006 as compared to 2005 stems from the combined impact of comparatively higher shorter-term interest rates on deposit costs, a change in deposit mix, a much smaller rise in longer-term rates on new and repricing assets, and the addition of $99.9 million in subordinated debt at an all-in cost of 5.95%.

The 2005 decrease reflected the impact of the flattening interest rate yield curve on longer-term asset yields as well as the shift of customer balances from lower-costing transaction accounts to higher-costing time deposits as consumer preferences adjusted to the increasing level of shorter-term interest rates and competitive pricing over this period. This impact was partially offset by a $2.7 million contribution to net interest income resulting from the return to accruing status of a $3.6 million nonperforming real estate construction loan during the second half of 2005.

Net interest margin performance for 2007 is expected to remain under pressure from the continued existence of a flat to inverted yield curve and the impact on repricing assets and liabilities. 2007 margin performance is also expected to be negatively influenced by the past migration of lower-costing transactional deposits to higher-yielding products.

The Company continues to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and its impact on net interest income. A description and analysis of the Company’s market risk and interest rate sensitivity profile and management policies are included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-K.

Noninterest Income

Table 4

Noninterest Income Analysis

(Dollar amounts in thousands)

	Years ended December 31,			% Change
	2006	2005	2004	2006-2005	2005-2004
Service charges on deposit accounts	$40,036	$30,199	$28,837	32.6	4.7
Trust and investment management fees	14,269	12,593	11,888	13.3	5.9
Other service charges, commissions, and fees	20,135	17,572	15,147	14.6	16.0
Card-based fees (1)	13,777	10,207	9,252	35.0	10.3

Subtotal fee-based revenues	88,217	70,571	65,124	25.0	8.4
Corporate owned life insurance (“COLI”) (2)	7,616	5,163	4,939	47.5	4.5
Other income (3)	3,181	2,193	3,749	45.1	(41.5)

Subtotal operating revenues	99,014	77,927	73,812	27.1	5.6
Security gains (losses), net	4,269	(3,315)	8,222	(228.8)	N/M
Net losses on early extinguishment of debt	—	—	(2,653)	N/M	N/M

Total noninterest income	$103,283	$74,612	$79,381	38.4	(6.0)

N/M	– Not meaningful.
(1)

Card-based fees consist of debit and credit card interchange fees charged for processing signature-based transactions as well as various fees charged on both customer and non-customer automated teller machine (“ATM”) and point-of-sale transactions processed through the ATM and point-of-sale networks.

(2)

COLI income represents the increase in cash surrender value (“CSV”) of the policies, net of any premiums paid. The increase in CSV is attributable to earnings credited to the policies, based upon investments made by the insurer. The tax-equivalent yield on the COLI was 6.7% at December 31, 2006, 6.2% at December 31, 2005, and 5.2% at December 31, 2004. For a further discussion of the Company’s investment in COLI, see Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

(3)

Other income consists of various items including safe deposit box rentals, gains on the sales of various assets, and gains or losses resulting from the change in market value of certain deferred compensation plan assets.

The Company’s noninterest income totaled $103.3 million in 2006, as compared to $74.6 million in 2005 and $79.4 million in 2004. Noninterest income for 2006 included $4.3 million in security gains, and noninterest income for 2005 included $3.3 million in security losses. The remaining components of other noninterest income totaled $99.0 million for 2006, an increase of 27.1% as compared to 2005, reflecting higher fee-based revenues and revenue from corporate owned life insurance. For 2006, fee-based revenues totaled $88.2 million, up $17.6 million, or 25.0%, as compared to 2005, with approximately $10.1 million of this increase attributable to the Bank Calumet acquisition and the remainder reflecting comparatively higher service charges on deposit accounts and card-based revenues.

Service charges on deposit accounts increased $9.8 million in 2006 as compared to 2005 as a result of a $10.4 million increase in fees received on items drawn on customer accounts with insufficient funds (“NSF fees”), partially offset by a $539,000 decline in service charges on business accounts. Of the increase in NSF fees, $6.6 million is attributed to revenues derived from Bank Calumet customers, with the remainder resulting from price increases effective in March 2006. Card-based fees totaled $13.8 million in 2006, increasing from $10.2 million for 2005, with most of the increase related to higher usage and fees and the remaining $577,000 attributable to the Bank Calumet acquisition. Trust and investment management fees increased 13.3% to $14.3 million, resulting from a $1.1 billion increase in trust assets under management, $924.9 million of which was acquired as part of the Bank Calumet acquisition. Income derived from corporate owned life insurance increased $2.5 million, or 47.5%, largely due to a $40.2 million increase in corporate owned life insurance investments during first quarter 2006, $21.4 million of which was acquired as a result of the Bank Calumet acquisition, as well as a 50 basis point increase in interest rates earned on the underlying investments. Other income increased $988,000 in 2006 as compared to 2005 due to a $469,000 increase in income realized as a result of a rise in the market value of certain trading securities related to deferred compensation plans and a $312,000 gain on the sale of land.

Noninterest income in 2005 included net security losses of $3.3 million, and 2004 noninterest income included net security gains of $8.2 million and net losses from the early extinguishment of debt of $2.7 million. Total operating revenues for full year 2005 improved 5.6% from 2004. Other service charges, commissions, and fees increased $2.4 million, or 16.0%, to $17.6 million in 2005 as compared to $15.1 million in 2004. This increase primarily resulted from a $1.3 million increase in merchant fees reflecting the benefits of a change in fee structure. Card-based revenues improved by 10.3%, or $955,000, to $10.2 million in 2005 as compared to $9.3 million in 2004 as more consumers used point-of-sale transactions. Service charges on deposit accounts increased by 4.7%, or $1.4 million, in 2005 from 2004. This improvement in service charges primarily resulted from a $2.8 million increase in NSF fees and was partially offset by a $1.2 million decrease in service charges on business accounts. Trust and investment management fees increased $705,000, or 5.9%, from 2004 as greater fee revenue was generated primarily as a result of a 6.5% increase in assets under management.

Nonoperating revenues include net security gains (losses) and net losses on the early extinguishment of debt. For a discussion of net security gains (losses), refer to the section titled “Investment Portfolio Management.” For a discussion of losses on early extinguishment of debt, refer to the section titled “Funding and Liquidity Management.” Nonoperating revenues totaled $4.3 million in 2006, $(3.3) million in 2005, and $5.6 million in 2004.

Noninterest Expense

Table 5

Noninterest Expense Analysis

(Dollar amounts in thousands)

	Years ended December 31,			% Change
	2006	2005	2004	2006-2005	2005-2004
Compensation expense:
Salaries and wages	$80,087	$70,849	$68,907	13.0	2.8
Retirement and other employee benefits	26,114	24,330	23,264	7.3	4.6

Total compensation expense	106,201	95,179	92,171	11.6	3.3
Net occupancy expense	20,153	16,618	16,015	21.3	3.8
Equipment expense	10,227	8,555	8,847	19.5	(3.3)
Technology and related costs	6,584	5,677	6,681	16.0	(15.0)
Professional services	9,009	8,945	7,998	0.7	11.8
Advertising and promotions	7,845	5,363	5,043	46.3	6.3
Merchant card expense	5,800	4,809	4,012	20.6	19.9
Other expenses	26,796	20,557	22,571	30.3	(8.9)

Total noninterest expense	$192,615	$165,703	$163,338	16.2	1.4

Average full-time equivalent (FTE) employees.	1,856	1,625	1,641

Efficiency ratio	50.5%	49.4%	50.1%

Noninterest expense increased $26.9 million, or 16.2%, to $192.6 million for 2006 as compared to $165.7 million for 2005, largely as a result of increased costs associated with the operation of 30 additional branches resulting from the Bank Calumet acquisition, including higher employee-related expenses and increased net occupancy and equipment costs. Total noninterest expense in 2006 included $3.0 million of integration and other costs incurred in second quarter 2006 related to the acquisition and integration of Bank Calumet.

Salaries and wages and retirement and other employee benefits increased $11.0 million, or 11.6%, in 2006 as compared to 2005 primarily as a result of adding 380 full-time equivalent employees in second quarter 2006 in connection with the Bank Calumet acquisition and the recognition of $3.6 million in share-based compensation expense. Net occupancy expense in 2006 also increased as a result of approximately $2.9 million incurred pursuant to the operation of the 30 branches obtained through the Bank Calumet acquisition. Advertising expense increased $2.5 million, or 46.3%, in 2006 as compared to 2005 due to a $1.0 million contribution made to the First Midwest Charitable Foundation in the name of Bank Calumet’s founders, $892,000 in costs attendant to a name-in-title sponsorship entered into during the first quarter of 2006, and increased advertising activities related to Bank Calumet and a deposit campaign. Other expenses increased by $6.2 million to $26.8 million for 2006 as compared to $20.6 million for 2005. Included in other expenses were $1.8 million in direct costs related to the integration of Bank Calumet and intangibles amortization expense, which increased $1.9 million as a result of the addition of a core deposit premium associated with the Bank Calumet acquisition. The balance of the variance in noninterest expense was spread over various miscellaneous expense categories, including supplies and printing, postage, and telephone.

Noninterest expense totaled $165.7 million for 2005, an increase of 1.4% as compared to $163.3 million for 2004. Increases in compensation expense, professional services, and merchant card expense were partially offset by a decline in technology and related costs. Salaries and wages increased to $70.8 million in 2005, an increase of $1.9 million, or 2.8%, from $68.9 million in 2004, and reflected the impact of general merit increases and an $870,000 increase in incentive compensation, partially offset by a $655,000 decrease in certain deferred compensation obligations. Retirement and other employee benefits increased $1.1 million, or 4.6%, to $24.3 million for 2005 as compared to $23.3 million for 2004, resulting from a $487,000 increase in pension and profit sharing expense, a $415,000 increase in employee insurance, and a $110,000 increase in payroll taxes. Merchant card expense for 2005 increased 19.9% from 2004 to $4.8 million as a result of the increase in merchant card fee income referred to above. Professional service fees increased $947,000, or 11.8%, in 2005 as compared to 2004 as a result of higher fees for professional and audit-related services, primarily related to compliance with expanded regulatory and internal control requirements. These increases in expenses were partially offset by a $1.0 million, or 15.0%, reduction in technology and related costs in 2005 as compared to 2004, principally due to more favorable contract terms negotiated with the Company’s external data service provider in third quarter 2004. In addition, other expenses declined $2.0 million in 2005. Included in other expenses were repossession expense, which declined $409,000, and other real estate expense, which declined $341,000 in 2005 as compared to 2004. 2004 noninterest expense included $650,000 in integration costs related to a 2003 bank acquisition.

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income. The Company’s efficiency ratio was 50.5% for 2006 as compared to 49.4% for 2005 and 50.1% for 2004. The increase in the efficiency ratio from 2005 to 2006 was primarily a result of higher operating expenses as described above, partially offset by higher revenues. The decrease in the efficiency ratio from 2004 to 2005 was primarily a result of higher revenues.

Income Taxes

The Company’s provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 2004 through 2006 are detailed in Table 6.

Table 6

Income Tax Expense Analysis

(Dollar amounts in thousands)

	Years ended December 31,
	2006	2005	2004
Income before income tax expense	$152,298	$135,829	$131,984
Income tax expense	$35,052	$34,452	$32,848
Effective income tax rate	23.0%	25.4%	24.9%

Federal effective income tax rate	22.9%	25.7%	25.1%
State effective income tax rate	0.1%	(0.3%)	(0.2%)

The federal effective income tax rate, and changes in that rate, is primarily attributable to the amounts of tax-exempt income derived from investment securities and COLI. The state effective tax rate, and changes in that rate, is dependent upon Illinois, Indiana, and Iowa income tax rules relating to consolidated/combined reporting, sourcing of income and expense, and the amount of tax-exempt income derived from loans, investment securities, and COLI. The decrease in effective income tax rate from 2005 to 2006 was primarily attributable to an increase in tax-exempt income earned on state and municipal securities and investments in COLI. For further details regarding the Company’s effective income tax rate, refer to Note 16 in “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

The Company’s accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in Notes 1 and 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. In accordance with such policies, the Company records income tax expense (benefit) in accordance with SFAS No. 109, “Accounting for Income Taxes.” Pursuant to SFAS No. 109, the Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Net deferred tax assets totaling $14.4 million at December 31, 2006 and $15.4 million at December 31, 2005 are included in other assets in the accompanying Consolidated Statements of Condition.

Under SFAS No. 109, a valuation allowance must be established for any deferred tax asset for which recovery or settlement is unlikely. In assessing whether a valuation allowance is required, the Company considers the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Based on this assessment, the Company recorded a valuation allowance of $3.2 million during 2006 for certain state tax credits and state net operating loss carryforwards that are not expected to be fully realized. The Company has determined that no additional valuation allowance is required for any of the other deferred tax assets it has recorded.

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

Table 7

Investment Portfolio Valuation Summary

(Dollar amounts in thousands)

	As of December 31, 2006			As of December 31, 2005			As of December 31, 2004
	Market Value	Amortized Cost	% of Total	Market Value	Amortized Cost	% of Total	Market Value	Amortized Cost	% of Total
Available for Sale
U.S. Treasury securities	$3,015	$3,017	0.1	$693	$696	—	$—	$—	—
U.S. Agency securities	66,959	66,796	2.6	41,349	41,546	1.8	142,022	141,928	6.4
Collateralized mortgage obligations	745,327	756,890	29.8	853,359	866,223	36.8	892,766	898,565	40.3
Other mortgage-backed securities	403,772	407,198	16.0	330,296	334,995	14.2	396,717	393,353	17.7
State and municipal securities	1,012,116	1,007,761	39.6	823,561	819,077	34.7	585,000	566,425	25.4
Other securities	211,485	212,056	8.3	237,372	237,258	10.1	162,933	163,057	7.3

Total available for sale	2,442,674	2,453,718	96.4	2,286,630	2,299,795	97.6	2,179,438	2,163,328	97.1

Held to Maturity
U.S. Treasury securities	—	—	—	—	$—	—	1,021	1,025	0.1
U.S. Agency securities	—	—	—	—	—	—	448	449	—
State and municipal securities	91,602	91,380	3.6	56,791	56,772	2.4	63,149	63,102	2.8

Total held to maturity	91,602	91,380	3.6	56,791	56,772	2.4	64,618	64,576	2.9

Total securities	$2,534,276	$2,545,098	100.0	$2,343,421	$2,356,567	100.0	$2,244,056	$2,227,904	100.0

	As of December 31, 2006			As of December 31, 2005
	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity
Available for Sale
U.S. Treasury securities	1.35%	1.50	5.12%	1.23%	1.15	3.80%
U.S. Agency securities	1.36%	1.83	5.44%	0.47%	0.56	2.96%
Collateralized mortgage obligations	2.35%	2.76	4.72%	2.10%	2.89	4.60%
Other mortgage-backed securities	3.42%	4.55	5.41%	3.57%	5.39	5.16%
State and municipal securities	4.94%	8.55	6.27%	5.16%	8.16	6.52%
Other securities	0.20%	6.68	5.67%	0.20%	5.50	5.42%

Total available for sale	3.47%	5.72	5.57%	3.18%	5.36	5.42%

Held to Maturity
State and municipal securities	2.57%	5.29	7.01%	0.81%	2.30	6.93%

Total held to maturity	2.57%	5.29	7.01%	0.81%	2.30	6.93%

Total securities	3.44%	5.70	5.63%	3.12%	5.29	5.46%

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

(2)	Average life is presented in years and represents the weighted-average time to receive all future cash flows, using the dollar amount of principal paydowns as the weighting factor.

Securities that the Company has the ability and intent to hold until maturity are classified as securities held to maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Trading securities are carried at fair value, with unrealized gains and losses recorded in other noninterest income. All other securities are classified as securities available for sale and are carried at fair market value. Unrealized gains and losses on this portfolio segment are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive income.

The Company adjusts the size and composition of its securities portfolio according to a number of factors, including expected loan growth, anticipated growth in collateralized public funds on account, the interest rate environment, and the relative value of various segments of the securities markets.

At December 31, 2006, the carrying value of the available for sale securities portfolio totaled $2.44 billion as compared with $2.29 billion at December 31, 2005 and $2.18 billion at December 31, 2004. The $156.0 million, or 6.8%, increase from December 31, 2005 to December 31, 2006 primarily resulted from $420.6 million in securities added as a result of the Bank Calumet acquisition, including $106.0 million in real estate 1-4 family loans that were subsequently securitized. This was substantially offset by foregoing reinvestment of proceeds received from mortgage-backed securities paydowns during the second half of 2006.

In 2007, the Company expects to continue to forego the reinvestment of mortgage-backed securities paydowns given the flat to inverted interest rate yield curve. In the fourth quarter of 2006, the Company elected to liquidate a portion of its state and municipal securities portfolio for a gain of $3.3 million. In 2007, as market opportunities warrant, the Company anticipates liquidating portions of its securities portfolio to help defray the impact of net interest margin pressure through the reinvestment of proceeds into loans and the realization of security gains.

The $107.2 million increase in the portfolio from year-end 2004 to year-end 2005 was primarily the result of security purchases, partially offset by a $29.3 million decrease in the unrealized gain (loss) on available for sale securities. As compared to 2004, the securities held in the portfolio consisted of more longer-term state and municipal securities and fewer shorter-term U.S. Agency securities. The Company believed the state and municipal securities would help stabilize its net interest margin and limit future price volatility resulting from changing interest rates, as compared to alternative investment options.

The effective duration of the available for sale portfolio increased to 3.47% as of December 31, 2006 from 3.18% as of December 31, 2005 and 2.54% as of December 31, 2004, primarily reflecting the impact of an increase in longer-term interest rates on mortgage-backed securities, as well as the increase in longer-term state and municipal securities.

Unrealized gains and losses on the securities available for sale portfolio represent the difference between the aggregate cost and market value of the portfolio. This balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate market value of the portfolio. As of December 31, 2006 gross unrealized gains in the securities available for sale portfolio totaled $14.8 million, and gross unrealized losses totaled $25.8 million, resulting in a net unrealized depreciation of $11.0 million. The unrealized loss on securities in an unrealized loss position for greater than 12 months totaled $23.1 million, all of which represent securities issued or guaranteed by U.S. Government-sponsored agencies or securities with investment grade credit ratings. Management does not believe any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment. The Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost, or to maturity.

Net gains realized from the sale of securities totaled $4.3 million for 2006 as compared to $3.3 million in net losses realized in 2005 and $8.2 million in net gains realized in 2004. In fourth quarter 2006, market conditions afforded the Company the opportunity to sell $49.8 million of tax-exempt securities with a tax-equivalent yield of 7.4% for a net realized gain of $3.3 million. As of December 31, 2006, the state and municipal portfolio had an unrealized gain of $4.6 million, affording the Company further balance sheet flexibility in 2007.

Net losses realized from the Company’s securities portfolio totaled $3.3 million in 2005. During the first quarter of 2005, the Company responded to changing market conditions and its continued expectation for higher interest rates by selling $23.0 million in state and municipal securities with an average tax-equivalent yield of 7.0% and an average maturity of 12.5 years, resulting in the recognition of security gains of $1.3 million. With the expectation of increasing interest rates, security proceeds were reinvested in shorter-term mortgage-backed securities. In addition, the Company sold $26.7 million in collateralized mortgage obligations, resulting in a gain of $1.3 million. Proceeds from the securities sold were reinvested in comparable shorter average life securities. In fourth quarter 2005, in response to existing and expected market conditions, the Company sold approximately $212.0 million of under-performing mortgage-backed securities, representing 9.0% of the Company’s total securities portfolio. As a result of this action, the Company realized approximately $6.2 million of pre-tax security losses in fourth quarter 2005, and the proceeds were reinvested in longer-term state and municipal securities and used to reduce shorter-term borrowings and to acquire higher interest-yielding assets.

Net gains realized from the Company’s securities portfolio totaled $8.2 million in 2004. During 2004, the Company responded to changing market conditions and its expectation for higher interest rates by selling $141.7 million in higher-yielding, longer-term state and municipal securities, which resulted in the recognition of security gains totaling $9.5 million. Security proceeds were then reinvested in collateralized mortgage obligations with a comparatively lower duration. Realized gains from sales of securities during 2004 were partially offset by a $5.4 million other-than-temporary impairment the Company was required to recognize during third quarter 2004 on a single Federal National Mortgage Association preferred stock issuance.

Table 8

Repricing Distribution and Portfolio Yields

(Dollar amounts in thousands)

	As of December 31, 2006
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available for Sale
U.S. Treasury securities (1)	$3,017	5.12%	$—	—	$—	—	$—	—
U.S. Agency securities (1)	22,253	5.16%	38,676	5.51%	5,866	5.99%	1	—
Collateralized mortgage obligations (2)	145,741	4.62%	466,625	4.60%	121,367	4.98%	23,157	5.65%
Other mortgage-backed securities (2)	52,630	5.52%	187,037	5.25%	93,034	5.64%	74,497	5.40%
State and municipal securities (3)	5,580	6.39%	115,311	6.78%	369,500	6.19%	517,370	6.22%
Other securities (4)	179,173	6.04%	997	7.53%	20,304	5.51%	11,582	—

Total available for sale	408,394	5.15%	808,646	5.10%	610,071	5.66%	626,607	5.99%

Held to Maturity
State and municipal securities (3)	10,255	7.26%	35,686	6.99%	16,011	6.49%	29,428	7.20%

Total held to maturity	10,255	7.26%	35,686	6.99%	16,011	6.49%	29,428	7.20%

Total securities	$418,649	5.20%	$844,332	5.18%	$626,082	5.68%	$656,035	6.04%

(1)	Yields on U.S. Treasury and U.S. Agency securities are reflected on a tax-equivalent basis, assuming a state income tax rate of 5.11%.
(2)

The repricing distributions and yields to maturity of mortgage-backed securities are based upon estimated future cash flows and prepayments. Actual repricings and yields of the securities may differ from those reflected in the table depending upon actual interest rates and prepayment speeds.

(3)

Yields on state and municipal securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%. The maturity date of state and municipal bonds is based on contractual maturity, unless the bond, based on current market prices, is deemed to have a high probability that the call will be exercised, in which case the call date is used as the maturity date.

(4)

Yields on other securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%. The maturity of government agency stocks is based on management’s judgment of repricing characteristics or final maturity. The maturity date of other securities is based on contractual maturity or repricing characteristics.

LOAN PORTFOLIO AND CREDIT QUALITY

The Company’s principal source of revenue arises from lending activities, primarily composed of interest income and, to a lesser extent, from loan origination and commitment fees (net of related costs). The accounting policies underlying the recording of loans in the Consolidated Statements of Condition and the recognition and/or deferral of interest income and fees (net of costs) arising from lending activities are included in Notes 1 and 5 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Portfolio Composition

The Company’s loan portfolio is comprised of both corporate and consumer loans, with corporate loans representing 82.7% of total loans outstanding. The corporate loan component represents commercial and industrial, agricultural, real estate commercial, and real estate construction lending categories. The Company seeks to balance its corporate loan portfolio among loan categories as well as by industry segment, subject to internal policy limits and as influenced by market and economic conditions. The Company seeks to maintain a diversified portfolio of both corporate and, to a lesser extent, consumer loans to minimize its exposure to any particular industry or any segment of the economy.

The Company concentrates its lending activities in the geographic areas it serves. Consistent with the Company’s emphasis on relationship banking, most of the Company’s loans are made to core, multi-relationship customers of the Company. The customers usually maintain deposit relationships and utilize other Company banking services, such as cash management or trust services.

The Company seeks to reduce its credit risk by limiting its exposure to any one borrower. Although the Company’s legal lending limit is $225.5 million, the largest loan balance to a single borrower at year-end 2006 was $24.2 million, and only 32 borrowers had aggregate loan balances outstanding in excess of $10 million. In terms of overall commitments to extend credit, the Company’s largest exposure to a single borrower as of December 31, 2006 was $30.0 million and to a group of related companies comprising a single relationship was $65.2 million. The Company had only 19 credits in the portfolio where total commitments to extend credit to a single borrower relationship exceeded $20 million as of December 31, 2006.

Table 9

Loan Portfolio

(Dollar amounts in thousands)

	As of December 31,
	2006	% of Total	2005	% of Total	2004	% of Total	2003	% of Total	2002	% of Total
Commercial and industrial	$1,547,081	30.9	$1,161,660	27.0	$1,146,168	27.7	$1,052,117	25.9	$897,845	26.4
Agricultural	158,305	3.2	131,689	3.1	107,059	2.6	94,983	2.3	91,381	2.7
Real estate-commercial	1,852,557	37.0	1,729,009	40.2	1,493,855	36.1	1,393,420	34.3	1,019,989	29.9
Real estate-construction	583,761	11.6	413,286	9.5	427,248	10.4	453,429	11.2	344,509	10.1

Subtotal-corporate loans	4,141,704	82.7	3,435,644	79.8	3,174,330	76.8	2,993,949	73.7	2,353,724	69.1

Direct installment	78,049	1.5	65,449	1.5	71,986	1.7	88,147	2.2	96,807	2.8
Home equity	495,079	9.9	504,593	11.7	504,705	12.2	455,014	11.2	407,241	11.9
Indirect installment	78,648	1.6	157,219	3.7	291,745	7.1	352,427	8.7	410,772	12.1
Real estate-1-4 family	215,464	4.3	143,286	3.3	92,512	2.2	170,245	4.2	138,302	4.1

Subtotal-consumer loans	867,240	17.3	870,547	20.2	960,948	23.2	1,065,833	26.3	1,053,122	30.9

Total	$5,008,944	100.0	$4,306,191	100.0	$4,135,278 100.0	100.0	$4,059,782	100.0	$3,406,846	100.0

Growth vs. prior year-end	16.3%		4.1%		1.9%		19.2%		1.0%

Consumer loans excluding indirect installment	$788,592		$713,328		$669,203		$713,406		$642,350
Total loans excluding indirect installment	$4,930,296		$4,148,972		$3,843,533		$3,707,355		$2,996,074

The Company’s total loans as of December 31, 2006 increased 16.3% to $5.0 billion from $4.3 billion as of December 31, 2005, primarily due to $676.4 million in loans acquired as a part of the Bank Calumet acquisition, which included $398.5 million of corporate loans, $72.7 million of consumer loans, and $205.2 million of real estate 1-4 family loans. Excluding indirect consumer lending, total loans as of December 31, 2006 increased 18.8% as compared to December 31, 2005, largely due to growth in corporate lending and the Bank Calumet acquisition. Corporate loans increased 20.6% from December 31, 2005 reflecting growth in commercial, agricultural, and real estate commercial and construction lending.

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

Corporate Loans

As of December 31, 2006, corporate loans represented 82.7% of total loans outstanding as compared to 79.8% at December 31, 2005 and 76.8% at December 31, 2004.

Corporate loans increased $706.1 million, or 20.6%, from December 31, 2005 to December 31, 2006, including $398.5 million acquired from Bank Calumet. Excluding this impact, corporate loans as of December 31, 2006 increased by 9.0% as compared to December 31, 2005, reflecting growth in all lending categories. While market competition remains high, the Company remains optimistic about the prospects for continued commercial and industrial and commercial real estate loan growth in 2007 and remains committed to maintaining its stringent underwriting standards.

The percentage of corporate loans to total loans has grown over the past five years as a result of strong real estate commercial lending activity, as well as declining indirect consumer loan balances. Real estate commercial and construction lending has always been an area of focus for the Company. Because of the strength of the suburban Chicago real estate market over the past several years, real estate commercial and construction lending grew to a combined 48.6% of the Company’s total loans as of December 31, 2006. The combination of seasoned, long-time borrowers, experienced senior lending officers, management’s focus on market fundamentals, and a rigorous underwriting process is believed to give the Company a competitive market advantage. The Company believes these factors and a balanced exposure to any particular industry segment reduce the Company’s exposure to loss.

Real estate commercial loans consist of residential development loans, multi-unit residential mortgages, and real estate commercial mortgages. Lessors of commercial real estate comprise 34.1% of the Company’s real estate commercial loans. These loans represent various types of commercial properties, including industrial buildings, office buildings, retail shopping centers, and other business-related activities. Another 16.7% of the Company’s real estate commercial loans represent multi-family loans made to real estate companies and to individual investors to finance or refinance apartment buildings. These apartment buildings are primarily concentrated in the metropolitan Chicago area and typically range in size from five units up to twenty-four units, although larger projects may consist of up to 100 units or more. The Company believes that this type of lending helps diversify its already strong commercial and real estate development platform.

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

Table 10 details the Company’s corporate loan portfolio by industry segment and illustrates the diversity of its loan portfolio. Table 11 summarizes the loan portfolio’s maturities and interest rate sensitivity.

Consumer Loans

As of December 31, 2006, consumer loans represented 17.3% of total loans outstanding as compared to 20.2% at December 31, 2005 and 23.2% at December 31, 2004. The home equity category represents the single largest category of the consumer portfolio, consisting mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan to collateral value ratios for these credits generally range from 70% to 90%.

The decline in consumer loans as a percentage of total loans over the past five years is largely influenced by lower indirect consumer loans. This category began to decline in 2002 as a result of tighter underwriting standards and competition resulting from zero percent financing offered by automobile manufacturers. Further, in 2004, the Company elected to cease the origination of new volumes from this marginally profitable business line.

Consumer loan balances as of December 31, 2006, excluding indirect installment lending, increased $75.3 million, or 10.6%, as compared to December 31, 2005, primarily due to $277.9 million acquired through the Bank Calumet acquisition, partially offset by the securitization in third quarter 2006 of $106.0 million of 1-4 family residential mortgages and a reduction in direct installment and home equity loans.

Real estate 1-4 family loans increased by $72.2 million, or 50.4%, from December 31, 2005 to December 31, 2006 following an increase of $50.8 million, or 54.9%, from year-end 2004 as the Company elected to retain in its loan portfolio certain mortgage loans originated through established community reinvestment programs or loans that have met certain other lending criteria.

Consumer loan balances as of December 31, 2005 decreased 9.4% from December 31, 2004 following a decrease of 9.8% during 2004, primarily reflecting a decrease in indirect installment loans offset by an increase in real estate 1-4 family lending.

The decline in consumer loan balances in 2004 resulted from the securitization of $74.2 million of certain 1-4 family residential mortgages into an investment security during the fourth quarter of 2004 and a reduction in indirect consumer loans.

Distribution of Corporate Loans By Industry

Table 10 summarizes the Company’s ten most significant industry segments for the corporate loan portfolio. These categories are based upon the nature of the borrower’s ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a borrower’s underlying business activity changes, classification differences between periods will arise. As a result, the Company periodically reassesses and adjusts industry classifications. The Company believes its loan portfolio is diversified across industries and market segments.

Table 10

Corporate Loan Portfolio by Industry Segment (1)

(Dollar amounts in thousands)

	As of December 31,
	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lessors of real estate commercial	$630,812	15.2	$461,656	13.5	$503,383	15.8
Lessors of multi-family residential	309,080	7.5	341,273	9.9	297,567	9.4
Wholesaler trade	323,153	7.8	231,331	6.7	172,784	5.4
Retailer trade	267,345	6.5	191,600	5.6	184,167	5.8
Manufacturing trade	265,190	6.4	212,607	6.2	237,933	7.5
Residential building construction	253,936	6.1	226,495	6.6	228,364	7.2
Land subdivision and land development	183,177	4.4	205,131	6.0	184,529	5.8
Agriculture, forestry, fishing, and hunting	181,241	4.4	169,148	4.9	150,056	4.7
Heavy construction and trade contractors	141,436	3.4	117,093	3.4	132,430	4.2
Nonresidential building construction	82,122	2.0	73,336	2.1	83,585	2.6

Subtotal	2,637,492	63.7	2,229,670	64.9	2,174,798	68.4
All other segments	1,504,212	36.3	1,205,974	35.1	999,532	31.6

Total	$4,141,704	100.0	$3,435,644	100.0	$3,174,330	100.0

(1)	Classified pursuant to the North American Industrial Classification System standard industry descriptions.

Maturity and Interest Rate Sensitivity of Corporate Loans

Table 11 summarizes the maturity distribution of the Company’s corporate loan portfolio as of December 31, 2006 as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 11

Maturities and Sensitivities of Corporate Loans to Changes in Interest Rates

(Dollar amounts in thousands)

	As of December 31, 2006
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial, industrial, and agricultural	$978,990	$629,986	$96,410	$1,705,386
Real estate-commercial	577,502	1,055,699	219,356	1,852,557
Real estate-construction	429,224	150,354	4,183	583,761

Total	$1,985,716	$1,836,039	$319,949	$4,141,704

Loans maturing after one year:
Predetermined (fixed) interest rates		$1,337,235	$139,044
Floating interest rates		498,804	180,905

Total		$1,836,039	$319,949

Credit Quality Management and Reserve for Loan Losses

In addition to portfolio diversification, the Company has established a system of internal controls to mitigate credit risk, including standard lending and credit policies, underwriting criteria, and collateral safeguards. The Company monitors and implements its formal credit policies and procedures and regularly evaluates trends, collectibility, and collateral protection within the loan portfolio. The Company’s policies and procedures are regularly reviewed and modified in order to manage risk as conditions change and new credit products are offered.

The Company’s credit administration policies include a comprehensive loan rating system. The performance standard of the Company’s internal loan review staff is to annually review approximately 70% of the balance of all corporate loans and all new loans in excess of $1 million. Loan officers are responsible for monitoring their customer relationships and determining changes in the loan ratings on credits they monitor. The Company believes that any significant change in the overall quality of the loan portfolio will be reflected in the cumulative effect of changes to these loan ratings.

In addition, the Company’s senior managers actively review those loans that require some form of remediation. These loans are reviewed quarterly by the Chief Credit Officer, and action plans are developed to either remedy any emerging problem loans or to remove any such loans from the portfolio. At these meetings, certain loans, based on size or circumstances that require additional review, are identified and presented for review by senior executive officers, including the Chief Executive Officer and the Group President of Commercial Banking. During times of economic downturns, the Company has increased the frequency of these reviews.

The Company also maintains a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates. Management evaluates the sufficiency of the reserve for loan losses based upon the combined total of the specific, historical loss, and general components. Management believes that the reserve for loan losses of $62.4 million is adequate to absorb credit losses inherent in the loan portfolio as of December 31, 2006.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are discussed in Notes 1 and 6 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Table 12

Reserve for Loan Losses and

Summary of Loan Loss Experience

(Dollar amounts in thousands)

	Years ended December 31,
	2006	2005	2004	2003	2002
Change in reserve for loan losses:
Balance at beginning of year	$56,393	$56,718	$56,404	$47,929	$47,745
Loans charged-off:
Commercial and industrial	(6,939)	(4,762)	(7,741)	(3,941)	(4,967)
Agricultural	—	—	(18)	(5)	(1,283)
Real estate - commercial	(1,417)	(1,172)	(1,543)	(317)	(591)
Real estate - construction	—	—	(355)	(750)	(1,123)
Consumer	(3,791)	(4,931)	(5,311)	(6,954)	(10,126)
Real estate - 1-4 family	(156)	(96)	(113)	(138)	(87)

Total loans charged-off	(12,303)	(10,961)	(15,081)	(12,105)	(18,177)

Recoveries on loans previously charged-off:
Commercial and industrial	1,147	569	699	547	339
Agricultural	9	—	2	1	22
Real estate - commercial	23	5	173	93	21
Real estate - construction	—	—	—	506	—
Consumer	919	1,132	1,593	1,408	2,569
Real estate - 1-4 family	18	—	5	—	—

Total recoveries on loans previously charged-off	2,116	1,706	2,472	2,555	2,951

Net loans charged-off	(10,187)	(9,255)	(12,609)	(9,550)	(15,226)
Provisions charged to operating expense	10,229	8,930	12,923	10,805	15,410
Reserve of acquired bank	5,935	—	—	7,220	—

Balance at end of year	$62,370	$56,393	$56,718	$56,404	$47,929

Allocation of reserve for loan losses by loan category at December 31:
Commercial and industrial	$27,908	$21,532	$22,065	$18,526	$14,012
Agricultural	1,024	1,162	1,353	1,297	1,503
Real estate - commercial	19,429	16,538	17,343	15,704	12,390
Real estate - construction	7,060	7,802	5,924	6,286	4,722
Consumer	6,411	8,799	9,653	13,959	14,896
Real estate - 1-4 family	538	560	380	632	406

Total	$62,370	$56,393	$56,718	$56,404	$47,929

Reserve as a percent of loans at year-end	1.25%	1.31%	1.37%	1.39%	1.41%

Ratio of net loans charged-off to average loans outstanding for the period	0.21%	0.22%	0.30%	0.28%	0.45%

As of December 31, 2006, the Company’s reserve for loan losses totaled $62.4 million as compared to $56.4 million as of December 31, 2005 and $56.7 million as of December 31, 2004. The ratio of reserve for loan losses to total loans at year-end 2006 was 1.25%, down from 1.31% at year-end 2005 and 1.37% at year-end 2004, reflecting the Company’s overall level of asset quality and reserves associated with loans acquired as part of the Bank Calumet acquisition. The 2006 reserve for loan losses increased by $6.0 million, or 10.6%, from 2005 following a decrease of $325,000, or 0.6%, in 2005. The $6.0 million increase in 2006 was primarily the result of $5.9 million in reserves added as part of the Bank Calumet acquisition.

The provision for loan losses increased in 2006 to $10.2 million compared to $8.9 million in 2005 following a decrease from $12.9 million in 2004. Total loans charged-off, net of recoveries, were $10.2 million, or 0.21% of average loans, in 2006 and $9.3 million, or 0.22% of average loans, in 2005.

Gross charge-offs increased in 2006 to $12.3 million from $11.0 million in 2005, with increases in commercial and industrial and real estate commercial charge-offs partially offset by a decline in consumer charge-offs. Gross charge-offs were $15.1 million in 2004 and $12.1 million in 2003. Commercial and industrial charge-offs included a fourth quarter 2006 $1.3 million charge related to a single purchased commercial lease. The increase in gross charge-offs from 2003 to 2004 and the decrease in gross charge-offs from 2004 to 2005 resulted from the charge-off in 2004 of certain loans originally underwritten by an acquired institution. The lower level of charge-offs in 2003 was also a result of a tightening of the underwriting standards for the indirect lending portfolio initiated in 2002 as the economy weakened.

In 2006, the Company increased the reserve for loan losses compared to December 31, 2005 primarily due to higher loans outstanding, particularly in the commercial and industrial and real estate commercial categories. The decrease in the reserve for loan losses allocated to real estate construction loans resulted from a decrease in large construction loans outstanding as of December 31, 2006 as compared to December 31, 2005. The decrease in the reserve for loan losses allocated to consumer loans resulted from a lower level of loans outstanding as well as a reduction in allocation based on historical loss experience.

In 2005, the Company decreased the reserves allocated to the commercial and industrial, agricultural, and real estate commercial categories as a result of improved delinquency and charge-off trends. Reserve allocations to the consumer loan portfolio also decreased in 2005 as compared to 2004 due to the decline in the total consumer loan portfolio. The increase in the reserve for loan losses allocated to the real estate construction category in 2005 reflected the comparatively greater influence placed on the concentration of large loans in this category.

The Company increased the reserve for loan losses allocated to the commercial and industrial and real estate commercial categories in 2004 from 2003 due to loan growth, as well as elevated losses attributed to loans acquired during a 2003 bank acquisition. Reserve allocations to the consumer loan portfolio decreased in 2004 compared to 2003 as a result of improved delinquency and charge-off trends as the portfolio mix shifted from higher-risk, indirect lending to lower-risk home equity lending.

In 2003, allocation of the Company’s reserve to the commercial and industrial, real estate commercial, and real estate construction categories increased as compared to 2002, due in large part to comparatively higher exposures to single borrowers and portfolio growth amid concerns related to the continuing level of economic weakness. The growth in the commercial reserve allocation was also caused by an increase in specific reserves relating to the higher level of impaired loans. These category increases were partly offset by improved delinquency and charge-off trends in all corporate lending areas. Reserve allocations to the consumer loan portfolio decreased in relation to 2002 due to improved delinquency and charge-off trends.

Nonperforming Assets

Nonperforming assets include loans for which the accrual of interest has been discontinued, loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower’s financial condition, and real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion of the Company’s policy on accrual of interest on loans see Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Loans past due 90 days and still accruing interest are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, in the process of collection, and reasonably expected to result in repayment or restoration to current status.

Table 13

Nonperforming Assets and Past Due Loans

(Dollar amounts in thousands)

	Years ended December 31,
	2006	2005	2004	2003	2002
Nonaccrual loans:
Commercial and industrial	$8,803	$9,092	$11,267	$5,817	$3,986
Agricultural	—	—	—	169	241
Real estate - commercial	3,181	371	1,774	1,823	4,096
Real estate - construction	720	559	4,159	4,331	1,000
Consumer	2,092	1,420	1,416	1,516	1,803
Real estate - 1-4 family	1,413	548	581	2,274	1,399

Total nonaccrual loans	16,209	11,990	19,197	15,930	12,525
Restructured loans	—	—	—	7,137	—

Total nonperforming loans	16,209	11,990	19,197	23,067	12,525
Foreclosed real estate	2,727	2,878	3,736	5,812	5,496

Total nonperforming assets	18,936	14,868	22,933	28,879	18,021
90 days past due loans (still accruing interest)	12,810	8,958	2,658	3,384	3,307

Total nonperforming assets plus 90 days past due loans	$31,746	$23,826	$25,591	$32,263	$21,328

Nonperforming loans to total loans	0.32%	0.28%	0.46%	0.57%	0.37%
Nonperforming assets to total loans plus foreclosed real estate	0.38%	0.35%	0.55%	0.71%	0.53%
Nonperforming assets plus 90 days past due loans to total loans plus foreclosed real estate	0.63%	0.55%	0.62%	0.79%	0.63%
Nonperforming assets to total assets	0.22%	0.21%	0.33%	0.42%	0.30%
Reserve for loan losses as a percent of nonperforming loans	385%	470%	295%	245%	383%

Amount
The effect of nonaccrual loans on interest income for 2006 is presented below:
Interest which would have been included at the normal contract rates	$1,517
Interest included in income during the year	378

Interest income not recognized in the financial statements	$1,139

The Company’s overall credit quality in 2006 remained solid. As of December 31, 2006, nonperforming assets, including foreclosed real estate, represented 0.38% of total loans plus foreclosed real estate, as compared to 0.35% as of December 31, 2005. Nonperforming assets plus 90 days past due loans as of December 31, 2006 totaled $31.7 million as compared to $23.8 million as of December 31, 2005, with $2.5 million of the increase representing nonperforming assets assumed as part of the Bank Calumet acquisition. As of December 31, 2006, the reserve for loan losses stood at 1.25% of total loans, as compared to 1.31% as of December 31, 2005, representing 385% of nonperforming loans.

Nonaccrual loans increased $4.2 million from December 31, 2005 to December 31, 2006, with $1.3 million of the increase representing nonperforming assets assumed as part of the Bank Calumet acquisition. The remaining increase was primarily a result of one $2.0 million commercial and industrial credit and one $1.9 million real estate commercial credit moved to nonaccrual status as well as a higher level of consumer and real estate 1-4 family nonaccrual loans. As of December 31, 2006, loans past due 90 days and still accruing totaled $12.8 million, an increase of $3.9 million compared to December 31, 2005 levels. The increase was due to several smaller loans moving to past due status.

Nonperforming assets at December 31, 2005 totaled $14.9 million, a decline of 35.2%, or $8.1 million, from $22.9 million at year-end 2004, primarily due to the decline in nonaccrual loans. Nonaccrual loans at December 31, 2005 totaled $12.0 million, compared with $19.2 million at year-end 2004 due to a decline in commercial and industrial, real estate commercial, and real estate construction nonaccrual loans. Nonaccrual commercial and industrial and real estate commercial loans declined, reflecting vigorous remediation efforts. The decrease in nonaccrual real estate construction loans from December 31, 2004 to December 31, 2005 resulted from the transfer to accruing status of a $3.6 million nonperforming loan during the second half of 2005.

Loans past due 90 days and still accruing interest totaled $9.0 million as of December 31, 2005, up from $2.7 million as of December 31, 2004 and $3.4 million as of December 31, 2003. The 2005 increase of $6.3 million in loans past due 90 days primarily resulted from the previously discussed $3.6 million loan acquired during a 2003 bank acquisition and a single $1.2 million past due commercial and industrial loan, which was fully secured by cash.

Nonperforming asset levels improved in 2004 as compared to 2003 as two renegotiated credits totaling $7.1 million returned to performing status in first quarter 2004 due to sustained borrower performance pursuant to the restructured terms and management’s expectation of continuing performance. These troubled credits were renegotiated pursuant to existing market terms during second quarter 2003 and were included in nonperforming assets as of December 31, 2003. These two loans, along with $4.9 million in total nonaccruing loans acquired as part of a 2003 bank acquisition, drove the increase in nonperforming assets in 2003 as compared to 2002.

Nonaccrual loans increased $3.3 million in 2004 from 2003 due to a $5.5 million increase in commercial nonaccrual loans, primarily the result of three credits moved to nonaccrual status in 2004. The increase was partially offset by a $1.7 million decrease in 1-4 family real estate nonaccrual loans. The $3.4 million increase in total nonaccrual loans in 2003 reflected an increase of $5.2 million in nonperforming commercial and industrial and real estate construction loans, partially offset by a decrease of $2.3 million in real estate commercial loans. 2003’s increase in nonperforming commercial and industrial and real estate construction loans was principally due to $4.9 million of nonaccruing loans acquired during a 2003 bank acquisition.

In addition to the loans summarized in Table 13, on December 31, 2006, the Company had $52.2 million of loans that were currently performing, but for which the Company had some concern with the ability of the borrower to comply with existing loan repayment terms. This amount increased from $34.9 million at year-end 2005, following a decrease from $47.0 million at year-end 2004. These loans continue to perform under existing terms and accrue interest. The Company anticipates that the type of restructure, guarantee, additional collateral, or other planned action will result in the full repayment of debt. The classification of these loans, however, does not imply that management expects losses on these loans but rather that a higher level of scrutiny is prudent under the circumstances.

The Company’s disclosure with respect to impaired loans is contained in Note 6 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

FUNDING AND LIQUIDITY MANAGEMENT

The Company’s approach to liquidity management is to obtain funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs. The Company’s liquidity policy establishes parameters as to how liquidity should be managed to maintain flexibility in responding to changes in liquidity needs over a 12-month forward period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank’s Board of Directors. The compliance plan includes an analysis that measures projected needs to purchase and sell funds. The analysis incorporates a set of projected balance sheet assumptions that are updated quarterly. Based on these assumptions, the Company determines its total cash liquidity on hand and excess collateral capacity from pledging, unused federal funds purchased lines, and other unused borrowing capacity such as Federal Home Loan Bank (“FHLB”) advances, resulting in a calculation of the Company’s total liquidity capacity. The Company’s total policy-directed liquidity requirement is to have funding sources available to cover 37.5% of non-collateralized, non-FDIC insured, non-maturity deposits. Based upon the Company’s projections as of December 31, 2006, the Company expects to have liquidity capacity in excess of policy guidelines for the forward twelve-month period.

The liquidity needs of First Midwest Bancorp, Inc. on an unconsolidated basis (“Parent Company”) consist primarily of operating expenses and dividend payments to its stockholders. The primary source of liquidity for the Parent Company is dividends from subsidiaries. At December 31, 2006, the Parent Company had unused short-term credit facilities available to fund cash flow needs totaling $70.0 million. The Parent Company had $128.8 million in junior subordinated debentures related to trust preferred securities and $99.9 million in other subordinated debt outstanding. As of December 31, 2006, the Parent Company also had the ability to enhance its liquidity position by raising capital or incurring debt. The Parent Company had cash and equivalent short-term investments of $88.6 million as of such date.

Total deposits and borrowed funds as of December 31, 2006 are summarized in Notes 9 and 10 of the “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. The following table provides a comparison of average funding sources over the last three years. The Company believes that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

Table 14

Funding Sources - Average Balances

(Dollar amounts in thousands)

	Years Ended December 31,						% Change
	2006	% of Total	2005	% of Total	2004	% of Total	2006-2005	2005-2004
Demand deposits	$1,052,413	14.1	$931,711	14.5	$894,093	14.3	13.0%	4.2
Savings deposits	653,321	8.7	615,324	9.5	646,214	10.3	6.2%	(4.8)
NOW accounts	924,539	12.4	893,706	13.9	921,635	14.7	3.5%	(3.0)
Money market accounts	867,775	11.6	672,411	10.4	732,456	11.7	29.1%	(8.2)

Transactional deposits	3,498,048	46.8	3,113,152	48.3	3,194,398	51.0	12.4%	(2.5)

Time deposits	2,049,202	27.4	1,667,202	25.9	1,474,734	23.5	22.9%	13.1
Brokered deposits	380,700	5.1	298,508	4.6	221,624	3.5	27.5%	34.7

Total time deposits	2,429,902	32.5	1,965,710	30.5	1,696,358	27.0	23.6%	15.9

Total deposits	5,927,950	79.3	5,078,862	78.8	4,890,756	78.0	16.7%	3.8

Securities sold under agreements to repurchase	461,638	6.2	447,904	7.0	490,272	7.8	3.1%	(8.6)
Federal funds purchased and other borrowed funds	878,188	11.7	787,301	12.2	763,147	12.2	11.5%	3.2

Total borrowed funds	1,339,826	17.9	1,235,205	19.2	1,253,419	20.0	8.5%	(1.5)

Subordinated debt	206,449	2.8	130,377	2.0	128,454	2.0	58.3%	1.5

Total funding sources	$7,474,225	100.0	$6,444,444	100.0	$6,272,629	100.0	16.0%	2.7

Total average funding sources for 2006 increased $1.0 billion from 2005, primarily due to $940.0 million of deposits and $99.6 million of borrowed funds obtained as a result of the Bank Calumet acquisition and $99.9 million of long-term, subordinated debt issued to partially fund the Bank Calumet acquisition. For the Company’s disclosure with respect to subordinated debt, refer to Note 11 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Average deposits for 2006 totaled $5.9 billion, an increase of 16.7% as compared to 2005, primarily due to $940.0 million in deposits obtained through the Bank Calumet acquisition, including $183.1 million in demand deposits, $524.8 million of interest-bearing transactional deposits, and $232.1 million in time deposits. Excluding the impact of the Bank Calumet acquisition, average deposits for 2006 decreased 1.8% from 2005, with growth in time deposit balances more than offset by a decline in transactional balances. In the higher interest rate environment of 2006, consumer preferences and market competition resulted in deposit balances shifting from lower-yielding transaction accounts to higher-yielding time deposits. For 2007, the Company will focus on improving its deposit mix by increasing demand deposits to fund balance sheet expansion.

As compared to 2005, transactional deposit balances increased $384.9 million, with $707.9 million of transactional deposits acquired from Bank Calumet offset by a shifting of balances to time deposits. Excluding the impact of the Bank Calumet acquisition, transactional deposit balances declined $323.0 million, or 10.4%, as compared to 2005 due to a shifting to time deposits. As competitive interest rates offered for existing savings and NOW account balances continue to lag interest rates paid in other deposit categories and increases in the level of market interest rates, the potential for a continued, gradual shifting of these balances to higher-costing transactional account and time deposit categories remains.

Average time deposits for 2006 increased $464.2 million as compared to 2005, primarily due to $232.1 million of time deposits obtained in the Bank Calumet acquisition. Excluding the impact of Bank Calumet, average time deposits for 2006 increased 11.8% as compared to 2005. This increase reflects the combined impact of competitive pricing and consumer preference in the existent interest rate environment as well as expanded utilization of time deposits obtained through independent brokers as an alternative to wholesale borrowing.

Total average borrowed funds for 2006 increased $104.6 million, or 8.5%, from 2005 with $99.6 million of borrowed funds acquired as part of the Bank Calumet acquisition.

Total average deposits for 2005 were $5.1 billion, an increase of 3.8% as compared to 2004, largely the result of a 15.9% increase in time deposits. Average time deposit balances increased 13.1% to $1.7 billion in 2005 as compared to 2004 partially due to targeted pricing and promotional strategies designed to encourage longer-term retail deposits. In addition, average brokered deposits increased $76.9 million, or 34.7%, from 2004 to 2005 as the Company shifted part of its funding mix into longer-term deposits given the Company’s then current anticipation of rising interest rates. The increase in time deposit balances was partially offset by decreases in savings, NOW, and money market balances as consumer preferences changed in response to the comparatively higher level of interest rates and time deposit promotion.

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

In 2006, the Company had average public funds on account totaling $734.0 million, of which 91.9% were collateralized with mortgage loans and securities. Of this total, $618.1 million was held in deposit accounts, predominately NOW accounts, with the remainder representing securities sold under agreement to repurchase. This contrasts to average balances maintained of $668.1 million in 2005 and $659.8 million in 2004. Year-to-year changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates. The size of the Company’s securities portfolio is influenced, in part, by the size of its public customer base. For additional discussion of the securities portfolio, refer to the section titled “Investment Portfolio Management.”

Table 15

Maturities of Time Deposits of $100,000 or More

(Dollar amounts in thousands)

2006
Maturing within 3 months	$242,318
After 3 but within 6 months	190,081
After 6 but within 12 months	236,477
After 12 months	130,066

Total	$798,942

Table 16

Borrowed Funds

(Dollar amounts in thousands)

	2006		2005		2004
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year-end:
Securities sold under agreements to repurchase	$477,908	4.78	$406,057	3.46	$404,589	2.01
Federal funds purchased	134,700	5.20	340,000	4.13	300,000	2.28
Federal Home Loan Bank advances	569,660	5.22	548,475	4.11	513,743	1.81

Total borrowed funds	$1,182,268	5.04	$1,294,532	3.91	$1,218,332	2.00

Average for the year:
Securities sold under agreements to repurchase	$461,638	4.37	$447,904	2.74	$490,272	1.33
Federal funds purchased	280,305	5.02	311,096	3.30	243,790	1.37
Federal Home Loan Bank advances	594,496	4.80	476,205	2.79	519,327	2.14
Other borrowed funds	3,387	5.45	—	—	30	0.80

Total borrowed funds	$1,339,826	4.70	$1,235,205	2.90	$1,253,419	1.67

Maximum month-end balance:
Securities sold under agreements to repurchase	$618,006		$536,122		$644,383
Federal funds purchased	411,000		370,000		365,000
Federal Home Loan Bank advances	954,970		548,519		531,124
Other borrowed funds	31,409		—		159

Average borrowed funds totaled $1.3 billion, increasing $104.6 million, or 8.5%, from 2005 to 2006 following a decrease of 1.5% from 2004 to 2005. The 2006 increase resulted from $99.6 million of borrowed funds acquired as part of the Bank Calumet acquisition. The Company makes extensive, interchangeable use of both repurchase agreements and FHLB advances to supplement deposits and leverage the interest yields produced through its securities portfolio. As of December 31, 2006, the weighted-average maturity for FHLB borrowings was 0.6 months, as compared to 5.1 months as of December 31, 2005 and 7.6 months as of December 31, 2004.

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

The following table presents the Company’s significant fixed and determinable contractual obligations and significant commitments as of December 31, 2006. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 17

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items

(Dollar amounts in thousands)

		Payments Due In
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	9	$3,609,116	$—	$—	$—	$3,609,116
Time deposits	9	2,186,372	339,481	32,176	71	2,558,100
Borrowed funds	10	1,034,555	74,865	72,848	—	1,182,268
Subordinated debt	11	—	—	—	228,674	228,674
Operating leases	7	3,000	6,117	5,882	8,884	23,883
Pension liability	17	1,270	2,809	3,367	16,114	23,560
Bank Calumet change-in-control obligation	3	580	737	—	—	1,317

Commitments to extend credit:
Home equity lines	21					314,714
All other commitments	21					1,135,237

Letters of credit:
Standby	21					170,740
Commercial	21					2,281

MANAGEMENT OF CAPITAL

On March 15, 2006, the Company sold 4,398,750 shares of Common Stock in an underwritten public offering. The price to the public was $34.46 per share, and the proceeds to the Company, net of the underwriter’s discount, were $32.737 per share, resulting in aggregate net proceeds of $143.6 million, net of related expenses. The net proceeds were used to partially fund the Bank Calumet acquisition. The Company had 61,326,066 shares issued and 50,024,629 shares outstanding as of December 31, 2006 and 56,927,316 shares issued and 45,386,776 shares outstanding as of December 31, 2005.

Stockholders’ Equity

Stockholders’ equity as of December 31, 2006 increased 38.0% to $751.0 million, increasing $206.9 million from December 31, 2005. Stockholders’ equity grew largely as the result of the $143.6 million issuance of common shares to partially fund the Bank Calumet acquisition and net income in excess of dividends declared by $61.2 million. The increase was partially offset by a $7.0 million reduction in other comprehensive income. Stockholder’s equity as a percentage of assets was 8.9% as of December 31, 2006, compared to 7.5% at December 31, 2005. Book value per common share increased to $15.01 as of December 31, 2006, up from $11.99 at December 31, 2005 due to the increase in stockholders’ equity.

Capital Measurements

A strong capital structure is crucial in maintaining investor confidence, accessing capital markets, and enabling the Company to take advantage of future profitable growth opportunities. The Company’s Capital Policy requires that the Company and the Bank maintain a capital ratio in excess of the minimum regulatory guidelines and also serves as an internal discipline in analyzing business risks and internal growth opportunities, in addition to setting targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. These requirements specify minimum capital ratios, defined as Tier 1 and Total capital as a percentage of assets and off-balance-sheet items that have been weighted according to broad risk categories, as well as a leverage ratio that compares Tier 1 capital as a percentage of adjusted average assets. The Company and the Bank have managed their capital ratios to consistently maintain such measurements in excess of the Federal Reserve Board (“FRB”) minimum levels considered to be “well capitalized,” which is the highest capital category established.

The following table presents the Company’s consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as “well capitalized.”

Table 18

Capital Measurements

	December 31,		Regulatory Minimum For “Well Capitalized”
	2006	2005
Regulatory capital ratios:
Total capital to risk-weighted assets	12.16%	11.76%	10.00%
Tier 1 capital to risk-weighted assets	9.56%	10.72%	6.00%
Tier 1 leverage to average assets	7.29%	8.16%	5.00%
Tangible equity ratios (1):
Tangible equity to tangible assets	5.62%	6.30%	N/M
Tangible equity, excluding other comprehensive income, to tangible assets	5.81%	6.41%	N/M
Tangible equity to risk-weighted assets	7.32%	8.26%	N/M

N/M – Not meaningful.

(1)

Ratio is not subject to formal FRB regulatory guidance. Tangible equity equals total equity less goodwill and other intangibles, and tangible assets equals total assets less goodwill and other intangibles. Internal guidelines provide for the ratio of tangible equity, excluding other comprehensive income, to tangible assets to be in the targeted range of 6.0% to 6.5%.

At December 31, 2006, the Company’s Total Risk-Based Capital was 12.16% as compared to 11.76% as of December 31, 2005 as risk-weighted assets increased during that period. Its Tier 1 Risk-Based Capital ratio was 9.56% as compared to 10.72% as of December 31, 2005. The Company remained “well capitalized” following the acquisition of Bank Calumet.

The Company’s tangible capital ratio, excluding other comprehensive income, stood at 5.81%, down from 6.41% as of December 31, 2005. The Bank Calumet acquisition on March 31, 2006 reduced the tangible capital ratio by 55 basis points as a result of the net impact of the additional goodwill and other intangible assets acquired and common shares issued.

For further details of the regulatory capital requirements and ratios as of December 31, 2006 and 2005, for the Company and the Bank, see Note 20 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Stock Repurchase Programs

The Company continues to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to stockholders in the form of dividends and through common stock repurchases. The latter increases the percentage ownership of the Company by existing stockholders.

In May 2005, the Company’s Board of Directors authorized the repurchase of up to 2.5 million shares of the Company’s common stock, or 5.5% of shares then outstanding, and rescinded the former repurchase plan under which 225,163 shares authority remained. Under this plan, stock repurchases are authorized in both open market and privately negotiated transactions and have no execution time limit. In 2006, the Company elected to suspend its stock repurchase program as it rebuilds tangible capital following the acquisition of Bank Calumet.

The Company repurchased 23,446 shares of its common stock at a weighted-average cost per share of $36.01 during 2006 and 857,444 shares of its common stock at a weighted-average cost per share of $34.98 during 2005. With 2.1 million shares remaining under its existing authorization, the Company may reinstate its repurchase program in 2007, with the pace and timing of repurchase activity dependent upon the Company’s assessment of market conditions and other factors.

Shares repurchased are held as treasury stock and are available for issuances in conjunction with the Company’s Dividend Reinvestment Plan, qualified and nonqualified retirement plans, and share-based compensation plans as well as for other general corporate purposes. The Company reissued 236,656 treasury shares in 2006 and 176,692 treasury shares in 2005 to fund such plans.

Dividends

The Company believes that it has a responsibility to reward its stockholders with a meaningful current return on their investment, and as part of the Company’s dividend policy, the Company’s Board of Directors periodically reviews its dividend payout ratio to ensure that it is consistent with internal capital guidelines, industry standards, and peer group practices.

On November 15, 2006, the Company’s Board of Directors increased the quarterly dividend by 7.3% from $0.275 to $0.295 per share. Based on the Company’s December 31, 2006 closing price of $38.68 per share, the current dividend payment represents an annualized yield of 3.1%.

The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share, was 47.3% for 2006 and 45.9% for 2005. The dividend payout ratio has averaged approximately 42.7% for the past five years.

QUARTERLY REVIEW

Table 19

Quarterly Earnings Performance (1)

(Dollar amounts in thousands, except per share data)

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$125,397	$126,437	$123,050	$101,525	$100,030	$94,257	$89,258	$83,155
Interest expense	62,634	60,764	57,092	44,060	40,681	34,276	29,847	26,046
Net interest income	62,763	65,673	65,958	57,465	59,349	59,981	59,411	57,109
Provision for loan losses	3,865	2,715	2,059	1,590	2,780	1,200	1,800	3,150
Noninterest income	26,282	26,482	25,247	21,003	20,562	20,091	19,689	17,585
Security gains (losses), net	3,371	509	20	369	(6,152)	292	(16)	2,561
Noninterest expense	47,795	49,118	51,990	43,712	42,578	42,108	41,245	39,772
Income tax expense	9,228	9,616	8,441	7,767	5,771	10,026	9,529	9,126
Net income	$31,528	$31,215	$28,735	$25,768	$22,630	$27,030	$26,510	$25,207

Basic earnings per share	$0.63	$0.63	$0.58	$0.55	$0.50	$0.60	$0.58	$0.55
Diluted earnings per share	$0.63	$0.62	$0.57	$0.55	$0.49	$0.59	$0.58	$0.55

Return on average equity	16.40%	17.09%	16.50%	17.64%	16.58%	19.76%	19.85%	19.14%
Return on average assets	1.47%	1.44%	1.33%	1.44%	1.25%	1.51%	1.52%	1.49%
Net interest margin - tax equivalent	3.57%	3.69%	3.70%	3.76%	3.79%	3.88%	3.93%	3.87%

(1)	All ratios are presented on an annualized basis.

FOURTH QUARTER 2006 vs. 2005

The Company’s net income for the quarter ended December 31, 2006 was $31.5 million, or $0.63 per diluted share, as compared to $22.6 million, or $0.49 per diluted share, for fourth quarter 2005, an increase of 28.6% on a per diluted share basis. The Company’s annualized return on average assets was 1.47% for fourth quarter 2006 as compared to 1.25% for fourth quarter 2005. Its annualized return on average equity was 16.4% for fourth quarter 2006 as compared to 16.6% for fourth quarter 2005.

Fourth quarter 2006 results included realized security gains of $3.4 million, or $0.04 per diluted share, as compared to security losses of $6.2 million, or $0.08 per diluted share, for fourth quarter 2005. Fourth quarter 2006 included stock option expense of $650,000, or $0.01 per diluted share, pursuant to the adoption of SFAS No. 123R on January 1, 2006. Fourth quarter 2006 performance also included an increase in the provision for loan losses of $1.1 million, or $0.01 per diluted share, due, in part, to a $1.3 million loan charge off resulting from a single purchased commercial lease.

The Company’s net interest income grew by 5.8% to $62.8 million in fourth quarter 2006 as compared to $59.3 million in 2005’s fourth quarter. This increase was driven by a $970.6 million increase in interest-earning assets compared to fourth quarter 2005, which was primarily due to the Bank Calumet acquisition.

Net interest margin for fourth quarter 2006 was 3.57%, down from 3.79% for fourth quarter 2005 and 3.69% for third quarter 2006, reflecting the combined impact of the flat to inverted interest rate curve on interest-earning asset yields and increased deposit and borrowing costs.

The Company’s securities portfolio totaled $2.5 billion as of December 31, 2006, down from $2.7 billion as of September 30, 2006, as proceeds from mortgage-backed securities paydowns and the sale of state and municipal securities were not fully reinvested given the narrow spread between asset yields and funding costs. In addition, fourth quarter 2006 market conditions afforded the opportunity to sell $49.8 million of tax-exempt securities with a tax-equivalent yield of 7.43% for a net realized gain of $3.3 million.

Total loans grew to $5.0 billion as of December 31, 2006, an increase of 16.3% from December 31, 2005. This growth was due primarily to the addition of $676.4 million of loans acquired as part of the Bank Calumet acquisition. Total loans as of December 31, 2006 declined $60.6 million, or 1.2%, as compared to September 30, 2006, reflecting lower consumer and corporate loan balances. Consumer loans declined $29.0 million on a linked quarter basis, primarily due to continued run off of the Company’s indirect auto portfolio. Corporate loans as of December 31, 2006 declined $31.6 million from September 30, 2006 due to lower commercial and real estate commercial balances. Although corporate sales activity was brisk throughout the quarter, large payoffs of completed interim financing projects dampened outstandings.

Average deposits for fourth quarter 2006 totaled $6.2 billion, an increase of 20.0%, as compared to fourth quarter 2005, primarily as a result of deposits obtained through the Bank Calumet acquisition. As compared to third quarter 2006, average deposits for fourth quarter 2006 declined $52.7 million, as growth in time deposit and savings account levels were more than offset by lower NOW and money market account balances, resulting primarily from seasonal declines in public fund deposits.

Noninterest income, including security gains and losses, in fourth quarter 2006 was $29.7 million as compared to $14.4 million in fourth quarter 2005. Fourth quarter 2006 includes security gains of $3.4 million, and fourth quarter 2005 includes $6.2 million in losses from the sale of securities. The remaining components of other noninterest income totaled $26.3 million for fourth quarter 2006, an increase of 27.8% as compared to $20.6 million for fourth quarter 2005, reflecting solid growth in fee-based revenues. Fee-based revenues, representing the aggregate of service charges on deposits, trust and investment management fees, other service charges and commissions, and card-based fees, totaled $23.3 million for fourth quarter 2006, an increase of $4.9 million, or 26.4%, as compared to fourth quarter 2005, with approximately $3.4 million of this increase attributable to the Bank Calumet acquisition, and the remainder reflecting higher service charges on deposit accounts and card-based fees.

Noninterest expense for fourth quarter 2006 totaled $47.8 million as compared to $42.6 million for fourth quarter 2005. The majority of this increase is attributable to higher salaries, employee benefits, professional services, and occupancy expenses resulting from the acquisition of Bank Calumet.

The Company’s efficiency ratio was 49.6% for fourth quarter 2006, as compared to 49.8% for fourth quarter 2005 and 49.1% for third quarter 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is the Company’s primary market risk and is the result of repricing, basis, and option risk. Repricing risk represents timing mismatches in the Company’s ability to alter contractual rates earned on interest-earning assets or paid on interest-bearing liabilities in response to changes in market interest rates. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of the spread between the rate earned on a loan or investment and the rate paid relative to its cost of funds. Option risk arises from the “embedded options” present in many financial instruments such as loan prepayment options or deposit early withdrawal options. These provide customers opportunities to take advantage of directional changes in rates and could have an adverse impact on the Company’s margin performance.

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

Net Interest Income Sensitivity

The analysis of net interest income sensitivities assesses the magnitude of changes in net interest income resulting from changes in interest rates over a 12-month horizon using multiple rate scenarios. These scenarios include, but are not limited to, a “most likely” forecast, a flat to inverted or unchanged rate environment, a gradual increase and decrease of 200 basis points that occur in equal steps over a six-month time horizon, and immediate increases and decreases of 200 and 300 basis points.

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

The Company monitors and manages interest rate risk within approved policy limits. The Company’s current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in all interest rates as compared to net interest income in an unchanging interest rate environment. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates. As of December 31, 2006, the percent change expected assuming a gradual increase in interest rates was 10 basis points outside of policy. However, given current market conditions as of December 31, 2006, the Bank’s Board of Directors temporarily authorized operations outside of policy limits.

Analysis of Net Interest Income Sensitivity

(Dollar amounts in thousands)

	Gradual Change in Rates (1)			Immediate Change in Rates
	-200	+200	-200	+200	-300	+300
December 31, 2006:
Dollar change	$10,625	$(21,739)	$7,371	$(22,872)	$691	$(30,395)
Percent change	+4.0%	-8.1%	+2.8%	-8.6%	+0.3%	-11.4%
December 31, 2005:
Dollar change	$(2,596)	$(6,004)	$(7,254)	$(6,078)	(22,000)	$(4,212)
Percent change	-1.1%	-2.5%	-3.0%	-2.5%	-9.2%	-1.8%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.

As of December 31, 2006, the Company’s interest rate sensitivity profile, assuming a gradual upward change in rates, reflected a more negative exposure to rising interest rates as compared to December 31, 2005. Conversely, in a falling rate environment, the Company’s exposure shifted from a negative position as of December 31, 2005 to a positive position as of December 31, 2006. These changes in sensitivity profile result from a comparative increase in the volume of shorter-term borrowed funds as a result of a decrease in both the actual and the projected level of transactional accounts as a percentage of total funding sources. Further, the passage of time has shortened the duration of borrowed funds since year-end 2005. The majority of these liabilities matured or repriced in the latter half of 2006, resulting in the replacement of maturing longer-term liabilities with shorter-term funding. In addition, fixed rate loans as a percentage of total loans are greater as of December 31, 2006 as compared to December 31, 2005 due to a higher demand for fixed-rate products. This asset growth, funded with short-term liabilities, impacts sensitivity. Because fixed-rate assets are less sensitive to changes in interest rates and short-dated liabilities are more sensitive to changes in interest rates, the shift in balances caused a change in earnings risk under falling rates from negative to positive and an increase in the Company’s negative short-term earnings risk to rising rates. As Bank Calumet maintained an interest rate risk position similar to that of the Company, the Bank Calumet acquisition did not significantly change the Company’s overall risk profile.

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

Analysis of Economic Value of Equity

(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200
December 31, 2006:
Dollar change	$(2,236)	$(107,298)
Percent change	-0.2%	-8.3%
December 31, 2005:
Dollar change	$(18,512)	$(70,553)
Percent change	-1.9%	-7.1%

As of December 31, 2006 the Company’s economic value of equity sensitivity to changes in interest rates reflected a more negative exposure to rising interest rates, while in the falling rate environment, the Company’s exposure reflected a less negative exposure as compared to sensitivity that existed as of December 31, 2005. The change in sensitivity from December 31, 2005 is primarily due to the comparative increase in longer-term state and municipal securities, which increased the overall price volatility of the securities portfolio and, to a lesser extent, the replacement of maturing longer-term liabilities with shorter-term funding and an increase in fixed-rate loans. This impact is partially offset by the issuance of $99.9 million of long-term fixed-rate subordinated debt during first quarter 2006 in connection with the Bank Calumet acquisition.

Interest Rate Derivatives

As part of its approach to controlling the interest rate risk within its balance sheet, the Company has used derivative instruments (specifically interest rate swaps with third parties) in order to limit volatility in net interest income. The advantages of using such interest rate derivatives include minimization of balance sheet leverage resulting in lower capital requirements as compared to cash instruments, the ability to maintain or increase liquidity, and the opportunity to customize the interest rate swap to meet desired risk parameters. The accounting policies underlying the treatment of derivative financial instruments in the Consolidated Statements of Condition and Income of the Company are described in Notes 1 and 12 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

The Company had total interest rate swaps in place with an aggregate notional amount of $58.2 million at December 31, 2006 and $144.2 million at December 31, 2005, hedging various balance sheet categories. The specific terms of the interest rate swaps outstanding as of December 31, 2006 and 2005 are discussed in Note 12 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

/S/ JOHN M. O’MEARA	/S/ MICHAEL L. SCUDDER
John M. O’Meara President and Chief Executive Officer	Michael L. Scudder Executive Vice President and Chief Financial Officer

February 19, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders First Midwest Bancorp, Inc:

We have audited the accompanying consolidated statements of condition of First Midwest Bancorp, Inc., and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Midwest Bancorp, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Midwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2007 expressed an unqualified opinion thereon.

As discussed in Note 2, “Recent Accounting Pronouncements,” in 2006, the Company changed its method of accounting for share-based compensation and defined benefit and other postretirement plans.

/S/ ERNST & YOUNG LLP
Ernst & Young LLP Chicago, Illinois February 19, 2007

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(Amounts in thousands)

	December 31,
	2006	2005
Assets
Cash and due from banks	$209,825	$157,070
Federal funds sold and other short-term investments	5,081	1,607
Mortgages held for sale	4,760	4,301
Trading account securities	15,878	13,067
Securities available for sale, at market value	2,442,674	2,286,630
Securities held to maturity, at amortized cost (market value 2006 – 91,602; 2005—$56,791)	91,380	56,772
Loans	5,008,944	4,306,191
Reserve for loan losses	(62,370)	(56,393)

Net loans	4,946,574	4,249,798

Premises, furniture, and equipment	126,677	95,345
Accrued interest receivable	54,015	41,668
Investment in corporate owned life insurance	196,598	156,441
Goodwill	262,195	85,962
Other intangible assets	30,463	10,035
Other assets	55,406	51,455

Total assets	$8,441,526	$7,210,151

Liabilities
Demand deposits	$1,124,081	$976,557
Savings deposits	684,599	566,288
NOW accounts	945,656	812,249
Money market deposits	854,780	685,112
Time deposits	2,558,100	2,107,626

Total deposits	6,167,216	5,147,832
Borrowed funds	1,182,268	1,294,532
Subordinated debt	228,674	130,092
Accrued interest payable	20,429	13,193
Payable for securities purchased	1,494	18,215
Other liabilities	90,431	62,219

Total liabilities	7,690,512	6,666,083

Stockholders’ Equity
Preferred stock, no par value; 1,000 shares authorized, none issued	—	—
Common stock, $.01 par value; authorized 100,000 shares; shares issued: 2006—61,326 shares, 2005—56,927 shares; shares outstanding: 2006 – 50,025 shares, 2005—45,387 shares	613	569
Additional paid-in capital	205,044	60,760
Retained earnings	823,787	762,575
Accumulated other comprehensive loss, net of tax	(15,288)	(8,284)
Treasury stock, at cost: 2006 – 11,301 shares; 2005 – 11,540 shares	(263,142)	(271,552)

Total stockholders’ equity	751,014	544,068

Total liabilities and stockholders’ equity	$8,441,526	$7,210,151

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2006	2005	2004
Interest Income
Loans	$352,939	$266,925	$225,099
Securities:
Available for sale – taxable	75,963	68,643	57,163
Available for sale – nontaxable	42,219	28,152	30,020
Held to maturity – taxable	429	427	439
Held to maturity – nontaxable	4,298	2,182	1,988

Total interest on securities	122,909	99,404	89,610
Federal funds sold and other short-term investments	561	371	633

Total interest income	476,409	366,700	315,342

Interest Expense
Savings deposits	5,116	4,025	4,305
NOW accounts	13,102	10,706	7,549
Money market deposits	27,418	13,690	9,083
Time deposits	102,482	58,254	36,495
Borrowed funds	62,974	35,834	20,980
Subordinated debt	13,458	8,341	8,066

Total interest expense	224,550	130,850	86,478

Net interest income	251,859	235,850	228,864
Provision for loan losses	10,229	8,930	12,923

Net interest income after provision for loan losses	241,630	226,920	215,941

Noninterest Income
Service charges on deposit accounts	40,036	30,199	28,837
Trust and investment management fees	14,269	12,593	11,888
Other service charges, commissions, and fees	20,135	17,572	15,147
Card-based fees	13,777	10,207	9,252
Corporate owned life insurance income	7,616	5,163	4,939
Security gains (losses), net	4,269	(3,315)	8,222
Losses on early extinguishment of debt	—	—	(2,653)
Other income	3,181	2,193	3,749

Total noninterest income	103,283	74,612	79,381

Noninterest Expense
Salaries and wages	80,087	70,849	68,907
Retirement and other employee benefits	26,114	24,330	23,264
Net occupancy expense	20,153	16,618	16,015
Equipment expense	10,227	8,555	8,847
Technology and related costs	6,584	5,677	6,681
Professional services	9,009	8,945	7,998
Advertising and promotions	7,845	5,363	5,043
Merchant card expense	5,800	4,809	4,012
Other expenses	26,796	20,557	22,571

Total noninterest expense	192,615	165,703	163,338

Income before income tax expense	152,298	135,829	131,984
Income tax expense	35,052	34,452	32,848

Net income	$117,246	$101,377	$99,136

Per Share Data
Basic earnings per share	$2.39	$2.22	$2.13
Diluted earnings per share	$2.37	$2.21	$2.12
Weighted-average shares outstanding	49,102	45,567	46,469
Weighted-average diluted shares outstanding	49,469	45,893	46,860

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2003	$569	$68,755	$650,128	$32,656	$(229,568)	$522,540
Comprehensive Income:
Net income	—	—	99,136	—	—	99,136
Other comprehensive (loss) income: (1)
Unrealized (losses) on securities	—	—	—	(23,156)	—	(23,156)
Unrealized gains on hedging activities	—	—	—	615	—	615

Total comprehensive income	—					76,595
Dividends declared ($.90 per share)	—	—	(41,829)	—	—	(41,829)
Purchase of treasury stock	—	—	—	—	(31,240)	(31,240)
Treasury stock (purchased for) benefit plans	—	(1)	—	—	(212)	(213)
Share-based compensation expense	—	276	—	—	—	276
Exercise of stock options	—	(7,112)	—	—	13,021	5,909

Balance at December 31, 2004	569	61,918	707,435	10,115	(247,999)	532,038
Comprehensive Income:
Net income	—	—	101,377	—	—	101,377
Other comprehensive (loss): (1)
Unrealized (losses) on securities	—	—	—	(17,859)	—	(17,859)
Unrealized (losses) on hedging activities	—	—	—	(540)	—	(540)

Total comprehensive income						82,978
Dividends declared ($1.015 per share)	—	—	(46,237)	—	—	(46,237)
Purchase of treasury stock	—	—	—	—	(29,996)	(29,996)
Treasury stock issued to (purchased for) benefit plans	—	80	—	—	(5)	75
Share-based compensation expense	—	14	—	—	—	14
Exercise of stock options	—	(1,382)	—	—	6,448	5,066
Other	—	130	—	—	—	130

Balance at December 31, 2005	569	60,760	762,575	(8,284)	(271,552)	544,068
Comprehensive Income:
Net income	—	—	117,246	—	—	117,246
Other comprehensive income: (1)
Unrealized gains on securities	—	—	—	1,298	—	1,298
Unrealized gains on hedging activities	—	—	—	253	—	253

Total comprehensive income						118,797
Adjustment to initially apply SFAS No. 158(2)	—	—	—	(8,555)	—	(8,555)
Dividends declared ($1.120 per share)	—	—	(56,034)	—	—	(56,034)
Issuance of common stock	44	143,579	—	—	—	143,623
Issuance of restricted shares	—	(837)	—	—	837	—
Purchase of treasury stock	—	—	—	—	(844)	(844)
Treasury stock issued to (purchased for)benefit plans	—	85	—	—	(13)	72
Share-based compensation expense	—	3,029	—	—	—	3,029
Exercise of stock options	—	(1,784)	—	—	8,430	6,646
Other	—	212	—	—	—	212

Balance at December 31, 2006	$613	$205,044	$823,787	$(15,288)	$(263,142)	$751,014

See notes to consolidated financial statements.

(1)	Net of taxes and reclassification adjustments.
(2)	For additional details of this adjustment, see Note 2, “Recent Accounting Pronouncements.”

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Years ended December 31,
	2006	2005	2004
Operating Activities
Net income	$117,246	$101,377	$99,136
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,229	8,930	12,923
Depreciation of premises, furniture, and equipment	10,995	8,840	8,845
Net (accretion) amortization of (discount) premium on securities	(4,186)	6,404	6,902
Net (gains) losses on securities	(4,269)	3,315	(8,222)
Net losses on early extinguishment of debt	—	—	2,653
Net (gains) on sales of other real estate owned	(276)	(101)	(530)
Net (gains) losses on sales of premises, furniture, and equipment	(309)	1	(483)
Corporate owned life insurance income	(7,616)	(5,163)	(4,939)
Net pension cost	5,477	4,709	4,515
Tax benefit from exercise of nonqualified stock options	1,112	972	1,362
Share-based compensation expense	3,585	14	276
Net decrease (increase) in deferred income taxes	5,459	(951)	2,522
Net amortization of other intangibles	4,038	2,130	2,131
Originations and purchases of mortgage loans held for sale	(127,029)	(162,137)	(173,445)
Proceeds from sales of mortgage loans held for sale	126,570	162,087	178,814
Net increase in trading account securities	(2,811)	(2,102)	(1,749)
Net (increase) decrease in accrued interest receivable	(5,800)	(11,499)	337
Net increase in accrued interest payable	5,788	6,157	208
Net decrease (increase) in other assets	3,765	(3,274)	3,226
Net (decrease) increase in other liabilities	(27,826)	3,886	14,111

Net cash provided by operating activities	114,142	123,595	148,593

Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	463,735	413,074	568,727
Proceeds from sales	327,952	220,094	467,928
Purchases	(519,883)	(779,331)	(1,036,285)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	68,432	46,544	29,684
Purchases	(67,984)	(38,764)	(26,743)
Net increase in loans	(144,043)	(181,494)	(92,261)
Proceeds from claims on corporate owned life insurance	718	81	—
Purchases of corporate owned life insurance	(15,000)	—	—
Proceeds from sales of other real estate owned	4,889	1,913	6,762
Proceeds from sales of premises, furniture, and equipment	1,059	26	1,211
Purchases of premises, furniture, and equipment	(18,807)	(15,209)	(6,962)
Acquisitions, net of cash acquired	(220,967)	—	—

Net cash used in investing activities	(119,899)	(333,066)	(87,939)

Financing Activities
Net increase in deposit accounts	79,403	242,454	90,270
Net (decrease) increase in borrowed funds	(211,860)	76,200	(155,993)
Proceeds from the issuance of subordinated debt	99,887	—	—
Proceeds from the issuance of common stock	143,623	—	—
Purchase of treasury stock	(844)	(29,996)	(31,240)
Proceeds from the issuance of treasury stock	—	—	7
Cash dividends paid	(53,757)	(44,828)	(41,000)
Exercise of stock options	4,610	4,108	4,823
Excess tax benefit from exercise of nonqualified stock options	924	—	—

Net cash provided by (used in) financing activities	61,986	247,938	(133,133)

Net increase (decrease) in cash and cash equivalents	56,229	38,467	(72,479)
Cash and cash equivalents at beginning of year	158,677	120,210	192,689

Cash and cash equivalents at end of year	$214,906	$158,677	$120,210

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

Basis of Presentation - Certain reclassifications have been made to prior year amounts to conform to the current year presentation. For purposes of the Consolidated Statements of Cash Flows, management has defined cash and cash equivalents to include cash and due from banks, federal funds sold, and other short-term investments. The Company uses the accrual basis of accounting for financial reporting purposes, except for immaterial sources of income and expense, which are recorded when received or paid.

Use of Estimates - The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and general practice within the banking industry. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following is a summary of the significant accounting policies adhered to in the preparation of the consolidated financial statements.

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

Securities - Securities are classified as held to maturity, available for sale, or trading at the time of purchase. Securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are stated at cost and adjusted for amortization of premiums and accretion of discounts.

Trading securities held by the Company represent diversified investment securities held in a grantor trust (“rabbi trust”) under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Pursuant to Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” the accounts of the rabbi trust are consolidated with the accounts of the Company in its financial statements. Trading securities are reported at fair value, with unrealized gains and losses included in noninterest income. The corresponding deferred compensation obligation is also reported at fair value, with unrealized gains and losses recognized as a component of compensation expense. Other than the securities held in the rabbi trust, the Company does not carry securities for trading purposes.

All other securities are classified as available for sale. Available for sale securities are securities to be held for indefinite periods of time, which are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders’ equity as a separate component of other comprehensive income.

The historical cost of debt securities is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security, using the level-yield method. In determining the estimated life of a mortgage-related security, certain judgments are required as to the timing and amount of future principal prepayments. These judgments are made based upon the actual performance of the underlying security and the general market consensus regarding changes in mortgage interest rates and underlying prepayment estimates. Amortization of premium and accretion of discount are included in interest income from the related security.

Purchases and sales of securities are recognized on a trade date basis. Realized security gains or losses are reported in security gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, the Company makes an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other than temporary basis. The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. Securities for which there is an unrealized loss that is deemed to be other than temporary are written down to fair value with the write-down recorded as a realized loss and included in security gains (losses), net.

Loans - Loans are carried at the principal amount outstanding, including certain net deferred loan origination fees. Residential real estate mortgage loans held for sale are carried at the lower of aggregate cost or market value. Interest income on loans is accrued based on principal amounts outstanding. Loan and lease origination fees, fees for commitments that are expected to be exercised, and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans or commitments as a yield adjustment. Fees related to standby letters of credit, whose ultimate exercise is remote, are amortized into fee income over the estimated life of the commitment. Other credit-related fees are recognized as fee income when earned.

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

Reserve for Loan Losses - The reserve for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. The reserve takes into consideration such factors as changes in the nature, volume, size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic conditions that affect the borrower’s ability to pay and other pertinent factors. Determination of the reserve is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the reserve, while recoveries of amounts previously charged-off are credited to the reserve. Additions to the reserve for loan losses are charged to operating expense through the provision for loan losses. The amount charged to operating expense in any given year is dependent upon a number of factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the reserve for loan losses based upon the methodology discussed below.

The reserve for loan losses consists of three components calculated based on estimations performed pursuant to the requirements of SFAS Statement No. 5, “Accounting for Contingencies,” and SFAS Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan.” The reserve for loan losses consists of: (i) specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates.

The specific reserves component of the reserve for loan losses is based on a regular analysis of impaired loans exceeding a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment valuation are defined as nonaccrual and restructured loans exclusive of smaller homogeneous loans such as home equity, installment, and 1-4 family residential loans. Impairment is measured by estimating the fair value of the loan based on the present value of expected future cash flows, discounted at the loan’s initial effective interest rate, the market price of the loan, or the fair value of the underlying collateral less costs to sell, if repayment of the loan is collateral-dependent. If the estimated fair value of the loan is less than the recorded book value, a valuation reserve is established as a component of the reserve for loan losses.

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

Foreclosed Real Estate - Foreclosed real estate includes properties acquired in partial or total satisfaction of certain loans and is included in other assets in the accompanying Consolidated Statements of Condition. Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Any write-downs in the carrying value of a property at the time of acquisition are charged against the reserve for loan losses. Management periodically reviews the carrying value of foreclosed real estate properties. Any write-downs of the properties subsequent to acquisition, as well as gains or losses on disposition and income or expense from the operations of foreclosed real estate, are recognized in operating results in the period they are realized. Foreclosed real estate totaled $2.7 million at December 31, 2006 and $2.9 million at December 31, 2005.

Depreciable Assets - Premises, furniture and equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term. Rates of depreciation are generally based on the following useful lives: buildings, 25 to 40 years; building improvements, typically 3 to 15 years but longer under limited circumstances; and furniture and equipment, 3 to 10 years. Gains on dispositions are included in other income, and losses on dispositions are included in other expense on the Consolidated Statements of Income. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life.

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

Goodwill and Other Intangibles - Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is tested at least annually for impairment, or more often if events or circumstances indicate that there may be impairment. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. Identified intangible assets that have a finite useful life are periodically reviewed to determine whether there have been any events or circumstances to indicate that the recorded amount is not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and, when appropriate, the amortization period is also reduced. Unamortized intangible assets associated with disposed assets are included in the determination of gain or loss on the sale of the disposed assets. All of the Company’s other intangible assets have finite lives and are amortized over varying periods not exceeding 11.8 years.

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

For derivative instruments that are designated and qualify as a fair value hedge and are effective, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income. The unrealized gain or loss is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (for example, when a hedged item is terminated or redesignated). For all hedge relationships, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of change.

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

Share-based Compensation - Effective January 1, 2006, the Company adopted the provisions of FASB Statement 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective transition method. Under this transition method, compensation cost is recognized in the financial statements beginning January 1, 2006, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to 2006. Share-based compensation expense is included in “salaries and wages” in the Consolidated Statements of Income. Results for prior periods have not been restated.

Prior to 2006, the Company’s share-based compensation plans had been accounted for based on the intrinsic value method set forth in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, generally no compensation expense was recognized, as the exercise price of the Company’s stock options was equal to the fair market value of its common stock on the date of the grant.

For additional details on the Company’s share-based compensation plans see Note 18, “Share-Based Compensation.”

Comprehensive Income - Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under U.S. GAAP bypass reported net income. The Company includes the following items, net of tax, in other comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity: changes in unrealized gains or losses on securities available for sale, changes in the fair value of derivatives designated under cash flow hedges, and changes in the funded status of the Company’s pension plan.

Segment Disclosures - Operating segments are components of a business that (i) engages in business activities from which it may earn revenues and incur expenses (ii) has operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and (iii) for which discrete financial information is available. The Company’s chief operating decision maker evaluates the operations of the Company as one operating segment, commercial banking. Due to the materiality of the commercial banking operation to the Company’s financial condition and results of operations, taken as a whole, separate segment disclosures are not required. The Company offers the following products and services to external customers: deposits, loans, and trust services. Revenues for each of these products and services are disclosed separately in the Consolidated Statements of Income.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Effective December 31, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), that requires companies to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability on the balance sheet rather than being disclosed in the notes to the financial statements. The over-funded or under-funded status (asset or liability) would be measured as the difference between the fair value of plan assets and the projected benefit obligation for pensions and the accumulated postretirement benefit obligation for other postretirement benefits. Actuarial gains and losses and prior service costs and credits that arise subsequent to the effective date would be recognized, net of tax, as a component of other comprehensive income and would continue to be amortized into earnings in future periods as a component of net periodic benefit cost. Any remaining unrecognized net transition asset or obligation from the initial adoption of FASB Statements No. 87 and 106, net of tax, would be recognized in other comprehensive income rather than expense, and, as such, this is the only change, if applicable, that would alter the amount of expense recognized by an entity. In addition, employers are required to set the measurement date as of the balance sheet date, rather than having the option of any date up to three months prior to the fiscal year-end. Plan assets and obligations would not be required to be remeasured for interim period reporting. The requirement to recognize the funded status in the balance sheet is effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the balance sheet date is not effective until fiscal years ending after December 15, 2008. Since the Company already uses its December 31st fiscal year end as its measurement date, it adopted both the balance sheet recognition requirement and the measurement date requirement of SFAS No. 158 on December 31, 2006. For additional discussion regarding the adoption of SFAS No. 158 and its impact on the Company’s financial position and results of operation, refer to Note 17, “Employee Benefit Plans.”

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” to provide guidance on how to measure fair value, which would apply broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements. This statement defines fair value, provides a hierarchy that prioritizes inputs that should be used in valuation techniques used to measure fair value, and expands current disclosures about the use of fair value to measure assets and liabilities. These disclosures focus on the methods used for the measurements and their effect on earnings and would apply whether the assets were measured at fair value in all periods, such as trading securities, or in only some periods, such as for impaired assets. A transition adjustment would be recognized as a cumulative-effect adjustment to beginning retained earnings for the fiscal year in which this statement is initially adopted. This adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date of adoption. The statement is effective for fiscal years beginning after November 15, 2007 (or January 1, 2008 for calendar-year companies) and interim periods within those fiscal years. The Company must adopt the statement by January 1, 2008. The fair value disclosures required by this statement will be effective for the first interim period in which the statement is adopted. The Company is currently evaluating the impact of the statement on its financial position, results of operations, and liquidity.

In September 2006, the Emerging Issues Task Force (“EITF”) Issue 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” (“EITF 06-5”) was issued to explain how to determine the amount that can be realized from a life insurance contract. EITF 06-5 requires that the amount that could be realized be calculated at the individual policy (or certificate) level and adjusted for all contractual terms that affect the cash surrender value of an individual policy. The cash surrender value should not be discounted when contractual limitations on the ability to surrender a policy exist (e.g., the policy must remain in force until the end of the limitation period). However, if the policy could be surrendered but the payment of cash surrender value will not occur until a future date, the cash surrender value should be discounted. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 (or January 1, 2007 for calendar-year companies). The Company adopted EITF 06-5 on January 1, 2007. The adoption of EITF 06-5 on January 1, 2007 did not have a material impact on the Company’s financial position, results of operations, and liquidity.

In September 2006, the EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4”) was issued to require that an employer recognize a liability for post-employment benefits promised to the employee based on the arrangement between the employer and the employee. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and employee split the life insurance policy’s cash surrender value and/or death benefits. If the employer agreed to maintain a life insurance policy during the employee’s retirement, the present value of the cost of maintaining the insurance policy would be accrued over the employee’s active service period. Similarly, if the employer agreed to provide the employee with a death benefit, the present value of the death benefit would be accrued over the employee’s active service period. EITF 06-4 is effective for fiscal years beginning after December 15, 2007 (or January 1, 2008 for calendar-year companies). The Company is required to adopt EITF 06-4 on January 1, 2008 through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting EITF 06-4 on its financial position, results of operations, and liquidity.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which requires that all tax positions be evaluated using consistent criteria and measurement and further supplemented by enhanced disclosure. FIN 48, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation provides clear criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes and provides guidance on the accrual of interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative-effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. While the Company continues to evaluate this standard, the adoption of FIN 48 on January 1, 2007 is not expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets, an Amendment to FASB Statement No. 140,” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and liabilities are to be initially measured at fair value, if practical. For each class of separately recognized servicing assets and liabilities, SFAS No. 156 permits an entity to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities would be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities would be amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. This statement is effective for fiscal years beginning after September 15, 2006. While the Company continues to evaluate this standard, the adoption of SFAS No. 156 on January 1, 2007 is not expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments,” which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”). The statement also subjects beneficial interests in securitized financial assets that were previously exempted to the requirements of SFAS No. 133. This statement is effective for fiscal years beginning after December 15, 2006. The FASB subsequently issued on January 17, 2007, FASB Statement No. 133 Implementation Issue No. B40 (“DIG B40”) to exempt certain securitized financial assets that are prepayable and purchased at a discount after the adoption of SFAS No. 155 from the bifurcation rules. DIG B40 exempts companies from applying fair value accounting to certain securitized financial instruments, including collateralized mortgage obligations and mortgage-backed securities, purchased at a discount on and after June 30, 2007. The adoption of SFAS No. 155 (in conjunction with DIG B40) on January 1, 2007 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

Effective January 1, 2006, the Company adopted FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP FAS 115-1”), which addresses the steps in determining when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. FSP FAS 115-1 discusses accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain quantitative and qualitative disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss when the impairment loss is deemed other-than-temporary, even if the decision to sell has not been made. FSP FAS 115-1 replaces the impairment evaluation guidance set forth in paragraphs 10-18 of Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”) and amends existing other-than-temporary impairment guidance, including that provided in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The adoption of FSP FAS 115-1 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

Effective January 1, 2006, the Company adopted SFAS No. 123R, which establishes accounting standards for transactions in which an entity (i) exchanges its equity instruments for goods or services or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The statement also requires that the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow as required under existing accounting rules. Upon adoption, the Company elected to recognize compensation expense under the modified prospective method. This method requires compensation cost to be recognized in the financial statements beginning January 1, 2006 based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to 2006. For additional discussion regarding the adoption of SFAS No. 123R and its impact on the Company’s financial position and results of operation, refer to Note 18, “Share-based Compensation.”

3. ACQUISITION ACTIVITY

On March 31, 2006, the Company completed the acquisition of Bank Calumet, Inc. (“Bank Calumet”), a single bank holding company in a cash transaction valued at approximately $307 million. The Company believes that Bank Calumet represents an excellent opportunity to expand its franchise in the southeast Chicago metropolitan area. The transaction was accounted for under the purchase method of accounting, which provides for the establishment of goodwill equal to the excess of the purchase price over the fair value of the identifiable net assets. As a result, the Company recognized goodwill of $176.2 million and other intangible assets of $24.4 million. Goodwill is not amortized but is subject to impairment tests on at least an annual basis. The other intangibles will be amortized over a weighted average life of 10.3 years. The goodwill and other intangibles resulting from this transaction are not deductible for income tax purposes. The results of operations of Bank Calumet are included in the Company’s Consolidated Statements of Income effective with the second quarter 2006.

The following table presents the allocation of the purchase price of Bank Calumet, including acquisition costs, to assets acquired and liabilities assumed, based on their fair values at the date of acquisition, March 31, 2006. During the last nine months of 2006, adjustments were made to the assigned fair value of assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations and adjustments to initial estimates recorded for transaction costs or exit liabilities. The adjusted amounts that follow are included in the Company’s December 31, 2006 Consolidated Statements of Condition. (Dollar amounts in thousands).

Cash	$85,735
Federal funds sold and other short-term investments	300
Securities available for sale	314,609
Securities held to maturity	34,777
Loans, net of reserve for loan loss	670,474
Premises, furniture, and equipment	24,270
Investment in corporate owned life insurance	21,388
Goodwill	176,233
Core deposit premium	24,402
Accrued interest receivable and other assets	11,611

Total assets acquired	1,363,799

Deposits	939,981
Borrowed funds	99,596
Other liabilities	17,220

Total liabilities assumed	1,056,797

Net assets acquired	$307,002

In conjunction with the Bank Calumet acquisition, the Company acquired $676.4 million in loans. Bank Calumet’s allowance for loan losses at the acquisition date was $6.9 million. The Company applied the guidance required under the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), and determined that certain loans acquired in the Bank Calumet acquisition had evidence of deterioration of credit quality since origination and were probable that all contractually required payments would not be collected on these loans. The Company determined that nine loans with a book value totaling approximately $3.5 million and a fair value of $2.6 million were within the guidelines set forth under SOP 03-3. The Company recorded these at their fair value and reduced the allowance for loan losses by $925,000. Accordingly, the Company recorded $5.9 million of allowance for loan losses on loans not subject to SOP 03-3. During the last nine months of 2006, the Company did not increase the allowance for loan losses for the loans subject to SOP 03-3.

In connection with the acquisition, the Company accrued $6.7 million for direct merger-related costs, which were included in the purchase price of the transaction and in the determination of goodwill. The merger-related charges consisted of $3.6 million in employee severance and benefit-related costs, $1.9 million in contract termination costs, and $1.2 million in professional fees. Employee severance and benefit related charges included severance, other benefits, and outplacement costs associated with the termination of employees primarily in centralized corporate support and data processing functions and change-in-control payments made pursuant to pre-existing employment agreements. The severance amounts were determined based on the Company’s existing severance pay programs, and the remaining benefit will pay out in February 2007. Contract termination costs represented cancellation payments or present values of the remaining contract obligation for termination of certain data processing agreements and similar services. Professional fees included legal, investment banking, and accounting services associated with consummating the acquisition. As of December 31, 2006, the Company had approximately $1.4 million remaining in the accrual for direct merger-related costs, primarily representing the remaining change-in-control payments, which is anticipated be paid out through March 31, 2009.

In addition to the direct merger-related charges, the Company incurred $3.0 million in pre-tax integration and related costs during second quarter 2006 that were incurred as part of the acquisition and integration of Bank Calumet, with $1.0 million representing a contribution made to the First Midwest Charitable Foundation in the name of Bank Calumet’s founders, and the remainder representing other direct costs related to the integration process.

The Bank Calumet acquisition was financed through a combination of long-term debt and equity issuances. For additional discussion of the financing, refer to Note 11, “Subordinated Debt,” and Note 13, “Material Transaction Affecting Stockholders’ Equity.”

4. SECURITIES

Securities Portfolio

(Dollar amounts in thousands)

	December 31,
	2006				2005
	Amortized Cost	Gross Unrealized		Market Value	Amortized Cost	Gross Unrealized		Market Value
		Gains	Losses			Gains	Losses
Securities Available for Sale
U.S. Treasury	$3,017	$—	$(2)	$3,015	$696	$—	$(3)	$693
U.S. Agency	66,796	209	(46)	66,959	41,546	—	(197)	41,349
Collateralized mortgage obligations	756,890	948	(12,511)	745,327	866,223	574	(13,438)	853,359
Other mortgage- backed	407,198	2,887	(6,313)	403,772	334,995	1,458	(6,157)	330,296
State and municipal	1,007,761	9,917	(5,562)	1,012,116	819,077	12,407	(7,923)	823,561
Other	212,056	779	(1,350)	211,485	237,258	615	(501)	237,372

Total	$2,453,718	$14,740	$(25,784)	$2,442,674	$2,299,795	$15,054	$(28,219)	$2,286,630

Securities Held to Maturity
State and municipal	$91,380	$227	$(5)	$91,602	$56,772	$20	$(1)	$56,791

Total	$91,380	$227	$(5)	$91,602	$56,772	$20	$(1)	$56,791

Trading Securities
Other	$15,878	$—	$—	$15,878	$13,067	$—	$—	$13,037

Total	$15,878	$—	$—	$15,878	$13,067	$—	$—	$13,067

Other securities available for sale include Federal Home Loan Bank stock, Federal Reserve Bank stock, Federal National Mortgage Association stock, and other marketable equity securities. The Federal Home Loan Bank stock and the Federal Reserve Bank stock are carried at cost.

Other trading securities held by the Company represent diversified investment securities held in a grantor trust (“rabbi trust”) under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Net unrealized gains on trading securities included in other noninterest income totaled $561,000 in 2006, $92,000 in 2005, and $103,000 in 2004.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of December 31, 2006 and 2005. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities In an Unrealized Loss Position

(Dollar amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2006
U.S. Treasury	$3,015	$2	$—	$—	$3,015	$2
U.S. Agency	4,922	1	9,908	45	14,830	46
Collateralized mortgage obligations	35,337	24	609,887	12,487	645,224	12,511
Other mortgage-backed securities	20,076	323	237,045	5,990	257,121	6,313
State and municipal	204,069	2,313	281,312	3,254	485,381	5,567
Other	6,743	7	9,650	1,343	16,393	1,350

Total	$274,162	$2,670	$1,147,802	$23,119	$1,421,964	$25,789

As of December 31, 2005
U.S. Treasury	$470	$3	$—	$—	$470	$3
U.S. Agency	9,779	118	31,570	79	41,349	197
Collateralized mortgage obligations	371,604	5,293	372,254	8,145	743,858	13,438
Other mortgage-backed securities	180,788	2,618	95,012	3,539	275,800	6,157
State and municipal	315,321	6,270	57,150	1,654	372,471	7,924
Other	19,838	162	35,976	339	55,814	501

Total	$897,800	$14,464	$591,962	$13,756	$1,489,762	$28,220

At December 31, 2006, gross unrealized gains in the securities portfolio totaled $14.8 million, and gross unrealized losses totaled $25.8 million, resulting in a net unrealized depreciation of $11.0 million. The unrealized loss on securities in an unrealized loss position for greater than 12 months totaled $23.1 million, all of which represent securities issued or guaranteed by U.S. Government-sponsored enterprises or securities with investment grade ratings.

The unrealized losses on the Company’s investment in U.S. Treasury securities, U.S. Agency securities, collateralized mortgage obligations, and other mortgage-backed securities were caused by increases in interest rates. These types of investments are either backed by U.S. Government-owned agencies or issued by U.S. Government-sponsored enterprises. Accordingly, the Company believes the credit risk embedded in these securities to be inherently nonexistent. The unrealized losses in the Company’s investment in state and municipal securities all relate to securities with investment grade ratings and were caused not by credit risk, but by interest rate increases. The unrealized losses in the Company’s investment in other securities consist of unrealized losses on corporate bonds and trust preferred stocks. The aggregate cost of the Company’s cost-method investments, which are also included in other securities, totaled $54.9 million at December 31, 2006 and consisted of Federal Home Loan Bank and Federal Reserve Bank stock. The contractual amounts of these securities are guaranteed. Since the declines in market value on the Company’s securities are attributable to changes in interest rates and not credit quality, and because the Company has both the intent and ability to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Remaining Contractual Maturity of Securities

(Dollar amounts in thousands)

	December 31, 2006
	Available for Sale		Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
One year or less	$173,639	$174,194	$10,255	$10,280
One year to five years	153,987	154,480	35,686	35,773
Five years to ten years	375,366	376,567	16,011	16,050
After ten years	517,371	519,026	29,428	29,499
Collateralized mortgage obligations	756,890	745,327	—	—
Other mortgage-backed securities	407,198	403,772	—	—
Equity securities	69,267	69,308	—	—

Total	$2,453,718	$2,442,674	$91,380	$91,602

Security Gains (Losses)

(Dollar amounts in thousands)

	Years ended December 31,
	2006	2005	2004
Proceeds from sales	$327,952	$220,094	$467,928
Gross realized gains	$4,774	$3,560	$14,725
Gross realized losses	(505)	(6,875)	(6,503)

Net realized gains (losses)	$4,269	$(3,315)	$8,222

Income tax expense (benefit) on net realized gains (losses)	$1,665	$(1,293)	$3,207

Of the $6.9 million in gross realized losses for 2005, $6.4 million was recognized in late December 2005 incident to the Company’s decision to sell approximately $212.0 million of certain underperforming collateralized mortgage obligations held in its available for sale securities portfolio. Included in gross realized losses for 2004 is $5.4 million in other-than-temporary impairment recognized on the Company’s investment in Federal National Mortgage Association preferred stock.

The carrying value of securities available for sale, securities held to maturity, and securities purchased under agreements to resell, which were pledged to secure deposits and for other purposes as permitted or required by law, totaled $1.7 billion at December 31, 2006 and $1.6 billion at December 31, 2005.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated stockholders’ equity on December 31, 2006 or 2005.

For additional details of the securities available for sale portfolio and the related impact of unrealized gains (losses) thereon, see Note 15, “Comprehensive Income.”

5. LOANS

Loan Portfolio

(Dollar amounts in thousands)

	December 31,
	2006	2005
Commercial and industrial	$1,547,081	$1,161,660
Agricultural	158,305	131,689
Real estate – commercial	1,852,557	1,729,009
Real estate – construction	583,761	413,286
Consumer	651,776	727,261
Real estate - 1-4 family	215,464	143,286

Total loans	$5,008,944	$4,306,191

Total loans reported are net of deferred loan fees of $7.8 million at December 31, 2006 and $6.3 million at December 31, 2005 and include overdrawn demand deposits, totaling $6.9 million at December 31, 2006 and $8.7 million at December 31, 2005.

The Company primarily lends to small to mid-sized businesses and consumers in the market areas in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower. The Company believes that such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. As of December 31, 2006 and 2005, there were no significant loan concentrations with any single borrower, industry, or geographic segment.

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral to obtain prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws and the Company’s lending standards and credit monitoring procedures.

Book Value of Loans Pledged

(Dollar amounts in thousands)

	December 31,
	2006	2005
Loans pledged to secure:
Deposits	$27,988	$25,181
Federal Home Loan Bank advances	648,400	402,830

Total	$676,388	$428,011

Securitization Activity

During June 2006, the Company securitized $106.0 million of real estate 1-4 family loans, converting the loans into mortgage-backed securities issued through the Federal Home Loan Mortgage Corporation. In 2004, the Company securitized $74.2 million of real estate 1-4 family loans, converted the loans into mortgage-backed securities issued through the Federal Home Loan Mortgage Corporation, and subsequently sold $56.4 million of those securities, recording a pre-tax gain of $1.9 million from the sale. Accordingly, the securitized amounts from both transactions were reclassified from loans to securities available for sale. In both 2006 and 2004, the Company retained servicing responsibilities for the mortgages supporting these securities and collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. The Company also services loans from prior securitizations and services loans for which the servicing was acquired as part of the Bank Calumet acquisition. Mortgage loans serviced for and owned by third parties are not included in the Consolidated Statements of Condition. The unpaid principal balance of these loans totaled $193.9 million as of December 31, 2006 and $57.1 million as of December 31, 2005. The Company has no recourse for credit losses on the loans securitized in 2006 or the loans previously serviced by Bank Calumet but retains limited recourse, through November 30, 2011, for credit losses on $17.8 million of the loans securitized during 2004. The dollar amount of the potential recourse to the Company is capped at $2.2 million based on a certain percentage of the initial balance of the loans for which recourse exists. The liability for the expected costs related to this recourse agreement totaled $148,000 as of December 31, 2006 and December 31, 2005.

Carrying Value of Mortgage Servicing Rights

(Dollar amounts in thousands)

	Years Ended December 31,
	2006	2005	2004
Balance at beginning of year	$638	$798	$—
New servicing assets	1,424	—	824
Servicing assets of acquired bank	884	—	—
Amortization	(260)	(160)	(26)

Balance at end of year	$2,686	$638	$798

Mortgage servicing rights retained by the Company in a sale or securitization of loans are reported at the lower of amortized cost or fair value and included in other assets in the Consolidated Statements of Condition. Mortgage servicing rights are initially capitalized based on allocating the previous carrying amount of the assets sold or securitized between the assets sold and the retained interests based on their relative fair values on the date of sale or securitization. Fair value is subsequently determined by estimating the present value of the future cash flows associated with the mortgage loans serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include prepayment and discount rates. The Company uses market-based data for assumptions related to the valuation of mortgage servicing rights. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing revenues. On a quarterly basis, the Company assesses its capitalized mortgage servicing rights for impairment based on their current fair value. The Company stratifies its servicing rights based on loan type, which it believes is the predominant risk characteristic of the underlying loans. The impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights exceeds the fair value of each individual loan type.

6. RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve For Loan Losses

(Dollar amounts in thousands)

	Years Ended December 31,
	2006	2005	2004
Balance at beginning of year	$56,393	$56,718	$56,404
Loans charged-off	(12,303)	(10,961)	(15,081)
Recoveries of loans previously charged-off	2,116	1,706	2,472

Net loans charged-off	(10,187)	(9,255)	(12,609)
Provision for loan losses	10,229	8,930	12,923
Reserve of acquired bank	5,935	—	—

Balance at end of year	$62,370	$56,393	$56,718

A portion of the Company’s reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets. As of December 31, 2006, the Company had $5.8 million of additional funds committed to be advanced in connection with impaired loans, $5.3 million of which represents a single letter of credit fully secured by cash.

Impaired, Nonaccrual, and Past Due Loans

(Dollar amounts in thousands)

	December 31,
	2006	2005
Nonaccrual loans:
Impaired loans with valuation reserve required (1)	$5,103	$3,070
Impaired loans with no valuation reserve required	7,601	6,952

Total impaired loans	12,704	10,022
Other nonaccrual loans (2)	3,505	1,968

Total nonaccrual loans	$16,209	$11,990

Loans past due 90 days and still accruing interest	$12,810	$8,958

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.
(2)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

Impaired Loans

(Dollar amounts in thousands)

	Years Ended December 31,
	2006	2005	2004
Valuation reserve related to impaired loans	$3,594	$2,727	$5,524
Average impaired loans	$12,842	$12,490	$19,207
Interest income recognized on impaired loans (1)	$120	$159	$107

(1)	Interest income recognized on impaired loans is recorded using the cash basis of accounting.

7.	PREMISES, FURNITURE, AND EQUIPMENT

Premises, Furniture, and Equipment

(Dollar amounts in thousands)

	December 31,
	2006	2005
Land	$42,428	$31,927
Premises	123,273	101,517
Furniture and equipment	79,566	73,654

Total cost	245,267	207,098
Accumulated depreciation	(118,590)	(111,753)

Net book value	$126,677	$95,345

Depreciation expense on premises, furniture, and equipment totaled $11.0 million in 2006, $8.8 million in 2005, and $8.8 million in 2004.

At December 31, 2006, the Company was obligated under certain noncancelable operating leases for premises and equipment, which expire at various dates through the year 2019. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2006, have initial or remaining noncancelable lease terms in excess of one year.

Operating Leases

(Dollar amounts in thousands)

Total
Year ending December 31,
2007	$3,000
2008	3,054
2009	3,063
2010	3,013
2011	2,869
2012 and thereafter	8,884

Total minimum lease payments	$23,883

Rental expense charged to operations amounted to $3.2 million in 2006, $2.6 million in 2005, and $2.2 million in 2004, including amounts paid under short-term cancelable leases. Occupancy expense has been reduced by rental income from premises leased to others in the amount of $473,000 in 2006, $294,000 in 2005, and $274,000 in 2004.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the Carrying Amount of Goodwill

(Dollar amounts in thousands)

	Years Ended December 31,
	2006	2005
Balance at beginning of year	$85,962	$84,547
Goodwill acquired	176,233	1,415

Balance at end of year	$262,195	$85,962

Goodwill is not amortized but is subject to impairment tests on at least an annual basis. The Company’s annual goodwill impairment test was performed as of October 1, 2006, and it was determined no impairment existed as of that date.

The Company has other intangible assets capitalized on its Consolidated Statements of Condition in the form of core deposit premiums and a noncompete agreement. These intangible assets are being amortized over their estimated useful lives, which range from less than one year to 11.8 years. The Company reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Other Intangible Assets

(Dollar amounts in thousands)

	December 31,
	2006				2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)
Other intangible assets:
Core deposit premium	$38,300	$7,837	$30,463	8.3	$13,834	$3,966	$9,868	4.0
Noncompete agreement	—	—	—	—	500	333	167	1.0

Total other intangible assets	$38,300	$7,837	$30,463	8.3	$14,334	$4,299	$10,035	4.0

The gross carrying amount of core deposit premium increased $24.5 million from December 31, 2005 to December 31, 2006 due to the Bank Calumet acquisition and the purchase of the Carpentersville, Illinois bank branch.

Scheduled Amortization of Other Intangible Assets

(Dollar amounts in thousands)

Total
Year ending December 31,
2007	$4,423
2008	4,378
2009	3,913
2010	3,913
2011	3,144
2012 and thereafter	10,692

Total	$30,463

9. DEPOSITS

Summary of Deposits

(Dollar amounts in thousands)

	December 31,
	2006	2005
Demand deposits	$1,124,081	$976,557
Savings deposits	684,599	566,288
NOW accounts	945,656	812,249
Money market deposits	854,780	685,112
Time deposits less than $100,000	1,759,158	1,523,506
Time deposits of $100,000 or more	798,942	584,120

Total deposits	$6,167,216	$5,147,832

Scheduled Maturities of Time Deposits

(Dollar amounts in thousands)

Total
Year ending December 31,
2007	$2,186,372
2008	220,407
2009	119,074
2010	21,410
2011	10,766
2012 and thereafter	71

Total	$2,558,100

10. BORROWED FUNDS

Summary of Borrowed Funds

(Dollar amounts in thousands)

	December 31,
	2006	2005
Securities sold under agreements to repurchase	$477,908	$406,057
Federal funds purchased	134,700	340,000
Federal Home Loan Bank advances	569,660	548,475

Total borrowed funds	$1,182,268	$1,294,532

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Condition. Repurchase agreements are secured by

U.S. Treasury and U.S. Agency securities and, if required, are held in third party pledge accounts. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2006, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders’ equity.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) and has access to term financing from the FHLB. These advances are secured by qualifying residential and multi-family mortgages, home equity loans, and state and municipal and mortgage-related securities. At December 31, 2006, all advances from the FHLB are fixed rate with interest payable monthly.

Maturity and Rate Schedule for FHLB Advances

(Dollar amounts in thousands)

	December 31, 2006		December 31, 2005
Maturity	Advance Amount	Rate (%)	Advance Amount	Rate (%)
January 4, 2006	$—	—	$100,000	4.26
January 4, 2006	—	—	37,000	4.15
January 6, 2006	—	—	100,000	3.81
March 15, 2006	—	—	14,900	1.70
May 2, 2006	—	—	75,000	3.60
May 30, 2006	—	—	3,000	2.06
July 24, 2006	—	—	5,056	4.25
October 31, 2006	—	—	100,000	4.53
November 3, 2006	—	—	100,000	4.61
January 2, 2007	240,000	5.25	—	—
January 5, 2007	130,000	5.25	—	—
January 8, 2007	185,000	5.23	—	—
January 15, 2008 (1)	10,346	4.78	10,519	4.71
May 28, 2008	3,000	2.77	3,000	2.77
June 15, 2010	1,314	6.30	—	—

	$569,660	5.22	$548,475	4.11

(1)	Callable quarterly, in whole or in part, at the discretion of the Federal Home Loan Bank of Chicago.

Other borrowed funds consist of term federal funds purchased, treasury tax and loan deposits, and short-term credit arrangements with unaffiliated banks and are generally repaid daily. None of the Company’s borrowings have any related compensating balance requirements that restrict the usage of Company assets.

Exclusive of the Federal Reserve Bank’s primary credit program, the Company had unused short-term credit lines available for use of $1.5 billion at December 31, 2006 and $985.0 million at December 31, 2005. Unused lines as of December 31, 2006 include a $70.0 million short-term line of credit with another financial institution and $1.4 billion in available federal funds lines. The availability of the federal funds lines is subject to the liquidity position of other banks.

11. SUBORDINATED DEBT

Subordinated Debt

(Dollar amounts in thousands)

	December 31,
	2006	2005
6.95% junior subordinated debentures due 2033 (1)	$128,778	$130,092
5.85% subordinated debt due 2016 (2)	99,896	—

Total subordinated debt	$228,674	$130,092

(1)

Included in the carrying value are unaccreted discounts of $134,900 as of December 31, 2006 and $139,900 as of December 31, 2005 and a basis adjustment related to fair value hedges of $46,300 as of December 31, 2006 and $1.4 million as of December 31, 2005. For additional discussion regarding the fair value hedges, refer to Note 12, “Derivative Instruments and Hedging Activities.”

(2)	Included in the carrying value is an unaccreted discount of $103,600 as of December 31, 2006.

On March 21, 2006, the Company issued $99.9 million of 10-year subordinated notes. The notes were issued at a discount and have a fixed coupon interest rate of 5.85%, per annum, payable semi-annually. The notes are not redeemable prior to maturity and are junior and subordinate to the Company’s senior indebtedness. Issuance costs totaling $919,000 as of December 31, 2006 were capitalized and are included in other assets on the Consolidated Statements of Condition. The issuance costs are being amortized over ten years as a component of interest expense. For regulatory capital purposes, the notes qualify as Tier 2 Capital. Proceeds from the debt issuance were used to partially fund the Bank Calumet acquisition.

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

Common Stock, Preferred Securities, and Related Debentures

(Dollar amounts and number of shares in thousands)

Issuance trust	First Midwest Capital Trust I
Issuance date	November 18, 2003
Common shares issued	3,866
Trust preferred securities issued (1)	125,000
Coupon rate (2)	6.95%
Maturity	December 1, 2033
Principal amount of debentures (3):
As of December 31, 2006	$128,778
As of December 31, 2005	$130,092

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

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. For a detailed discussion of the Company’s accounting policies related to derivative instruments, refer to Note 1, “Summary of Significant Accounting Policies.” The Company usually designates derivative instruments used to manage interest rate risk into hedge relationships with the specific assets, liabilities, or cash flows being hedged. Some derivative instruments used for interest rate risk management may not be designated as part of a hedge relationship if the derivative instrument has been moved out of a hedge relationship because the hedge was deemed not effective or if operational or cost constraints make it prohibitive to apply hedge accounting.

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

Credit risk occurs when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivatives, applying uniform credit standards maintained for all activities with credit risk, and collateralizing gains. The Company maintains a policy limiting credit exposure to any one counterparty to not more than 2.5% of stockholders’ equity. In addition, the Company has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains above an agreed-upon minimum threshold. On December 31, 2006, these collateral agreements covered 100% of the market value of the Company’s interest rate swaps outstanding. Net losses with counterparties must be collateralized, at the Company’s discretion, with either cash or U.S. Government and U.S. Government sponsored agency securities. As of December 31, 2006, the Company pledged cash of $3.0 million to collateralize net losses with counterparties. No other collateral was required to be pledged as of December 31, 2006.

Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations and expected lives presented in the following table are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31, 2006 and 2005.

Fair Value Hedge - During 2006 and 2005, the Company hedged the fair value of fixed rate real estate commercial loans through the use of pay fixed, receive variable interest rate swaps. The Company also hedged the fair value of fixed rate, junior subordinated debentures through the use of pay variable, receive fixed interest rate swaps. During 2006, the Company recognized $212,000 of ineffectiveness on its fair value hedges, which was included in other noninterest income in the Consolidated Statements of Income. The Company recognized no ineffectiveness on its fair value hedges in 2005, and no gains or losses were recognized related to components of derivative instruments that were excluded from the assessment of hedge ineffectiveness during 2006 and 2005.

Cash Flow Hedges - During 2006 and 2005, the Company hedged cash flow variability related to certain prime-based loans and broker repurchase agreements through the use of interest rate swaps. The Company recognized no ineffectiveness on its cash flow hedges, and no gains or losses were recognized related to components of derivative instruments that were excluded from the assessment of hedge ineffectiveness during 2006 and 2005.

Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. Accumulated other comprehensive income included a deferred after-tax net loss of $253,000 at December 31, 2005 for the derivatives used to hedge changes in cash flows. The Company had no derivatives used in cash flow hedging relationships as of December 31, 2006. See Note 15, “Comprehensive Income,” for further detail of the amounts included in accumulated other comprehensive income. Pretax losses of $481,000 in 2006 and pretax gains of $495,000 in 2005 were reclassified out of accumulated other comprehensive income into interest expense as adjustments to interest payments on variable-rate funding products.

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

Interest Rate Derivatives Portfolio

(Dollar amounts in thousands)

	December 31,
	2006	2005
Fair Value Hedges
Related to junior subordinated fixed rate debt
Notional amount outstanding	$37,500	$37,500
Weighted-average interest rate received	6.95%	6.95%
Weighted-average interest rate paid	6.96%	6.01%
Weighted-average maturity (in years)	26.94	27.94
Derivative asset fair value	$46	$1,366
Method used to assess hedge effectiveness	Dollar offset (1)	Shortcut
Method used to calculate ineffectiveness	Change in fair value (2)	N/A

Related to fixed rate commercial loans
Notional amount outstanding	$20,698	$11,666
Weighted-average interest rate received	6.29%	4.47%
Weighted-average interest rate paid	5.61%	4.47%
Weighted-average maturity (in years)	6.13	3.69
Derivative asset (liability) fair value	$160	$146
Method used to assess hedge effectiveness	Shortcut	Shortcut
Method used to calculate ineffectiveness	N/A	N/A

Cash Flow Hedges
Related to prime-based loans
Notional amount outstanding	$—	$70,000
Weighted-average interest rate received	—	3.32%
Weighted-average interest rate paid	—	4.44%
Weighted-average maturity (in years)	—	0.53
Derivative (liability) fair value	$—	$(522)
Method used to assess hedge effectiveness (3)	Critical matched terms	Critical matched terms
Method used to calculate ineffectiveness (4)	Hypothetical derivative	Hypothetical derivative

Related to broker repurchase agreements
Notional amount outstanding	$—	$25,000
Weighted-average interest rate received	—	4.49%
Weighted-average interest rate paid	—	2.37%
Weighted-average maturity (in years)	—	0.25
Derivative asset fair value	$—	$108
Method used to assess hedge effectiveness (3)	Critical matched terms	Critical matched terms
Method used to calculate ineffectiveness (4)	Hypothetical derivative	Hypothetical derivative

(1)	In 2006, the Company de-designated the swap and re-designated the hedge to reflect use of the dollar-offset method to test for effectiveness.
(2)	The Company calculated ineffectiveness based on the change in fair value of the hedged item compared with the change in fair value of the hedging instrument.
(3)	If the critical terms of the hedging instrument and the hedged item match, no ineffectiveness is assumed.
(4)	If the critical terms do not match, the Company used the Hypothetical Derivative method to measure ineffectiveness.

13. MATERIAL TRANSACTION AFFECTING STOCKHOLDERS’ EQUITY

On March 15, 2006, the Company sold 4,398,750 shares of Common Stock in an underwritten public offering. The price to the public was $34.46 per share, and the proceeds to the Company, net of the underwriters’ discount, were $32.737 per share, resulting in aggregate net proceeds of $143.6 million, net of related expenses. The net proceeds were used to partially fund the Bank Calumet acquisition. The Company had 61,326,066 shares issued and 50,024,629 shares outstanding as of December 31, 2006 and 56,927,316 shares issued and 45,386,776 shares outstanding as of December 31, 2005.

14. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings Per Share

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Net income	$117,246	$101,377	$99,136

Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	49,102	45,567	46,469
Dilutive effect of share-based awards	361	326	391
Dilutive effect of non-vested restricted stock awards	6	—	—

Weighted-average diluted common shares outstanding	49,469	45,893	46,860

Basic earnings per share	$2.39	$2.22	$2.13
Diluted earnings per share	$2.37	$2.21	$2.12

Options for which the exercise price of the option is greater than the average market price of the Company’s common stock are antidilutive and, therefore, not included in the computation of diluted earnings per share. Antidilutive shares excluded from diluted earnings per share totaled 469,700 shares for 2006, 126,600 shares for 2005, and 21,200 shares for 2004.

15. COMPREHENSIVE INCOME

Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders’ equity that are not considered part of net income. Currently, the Company’s components of accumulated other comprehensive income are the unrealized gains (losses) on securities available for sale and on certain derivatives utilized in cash flow hedging strategies and changes in the funded status of the Company’s pension plan.

Components of Other Comprehensive Income

(Dollar amounts in thousands)

	Years Ended December 31,
	2006			2005			2004
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available for sale:

Unrealized holding gains (losses)	$6,390	$2,489	$3,901	$(32,595)	$(12,711)	$(19,884)	$(29,857)	$(11,644)	$(18,213)
Less: Reclassification of net gains (losses) included in net income	4,269	1,666	2,603	(3,319)	(1,294)	(2,025)	8,104	3,161	4,943

Net unrealized holding gains (losses)	2,121	823	1,298	(29,276)	(11,417)	(17,859)	(37,961)	(14,805)	(23,156)

Derivatives used in cash flow hedging relationships:
Unrealized holding (losses) gains	(67)	(27)	(40)	(390)	(151)	(239)	410	160	250
Less: Reclassification of net (losses) gains included in net income	(481)	(188)	(293)	495	194	301	(599)	(234)	(365)

Net unrealized holding gains (losses)	414	161	253	(885)	(345)	(540)	1,009	394	615

Total other comprehensive income (loss)	$2,535	$984	$1,551	$(30,161)	$(11,762)	$(18,399)	$(36,952)	$(14,411)	$(22,541)

Activity in Accumulated Other Comprehensive Income (Loss)

(Dollar amounts in thousands)

	Years Ended December 31,
	Accumulated Unrealized Gains (Losses) on Securities Available for Sale	Accumulated Unrealized (Losses) Gains on Hedging Activities	Accumulated Unrealized (Losses) on Under-funded Pension Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2003	$32,984	$(328)	$—	$32,656
2004 other comprehensive (loss) income	(23,156)	615	—	(22,541)

Balance, December 31, 2004	9,828	287	—	10,115
2005 other comprehensive (loss)	(17,859)	(540)	—	(18,399)

Balance, December 31, 2005	(8,031)	(253)	—	(8,284)
2006 other comprehensive income	1,298	253	—	1,551
Adjustment to initially apply SFAS No. 158 (1)	—	—	(8,555)	(8,555)

Balance, December 31, 2006	$(6,733)	$—	$(8,555)	$(15,288)

(1)	For additional details of this adjustment, see Note 2, “Recent Accounting Pronouncements.”

16. INCOME TAXES

Components of Income Taxes

(Dollar amounts in thousands)

	Years Ended December 31,
	2006	2005	2004
Current tax expense (benefit):
Federal	$29,774	$35,034	$32,318
State	(172)	369	(1,992)

Total	29,602	35,403	30,326

Deferred tax expense (benefit):
Federal	4,946	134	1,012
State	504	(1,085)	1,510

Total	5,450	(951)	2,522

Total income tax expense	$35,052	$34,452	$32,848

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded.

Deferred Tax Assets and Liabilities

(Dollar amounts in thousands)

	December 31,
	2006	2005
Deferred tax assets:
Reserve for loan losses	$21,830	$19,738
Unrealized losses	2,332	3,550
Deferred income	2,103	1,635
Accrued retirement benefits	2,029	1,310
State tax benefits	3,859	1,050
Other	4,032	2,258

Total deferred tax assets	36,185	29,541

Deferred tax liabilities:
Purchase accounting adjustments and intangibles	(8,434)	(3,650)
Dividends receivable	(8,903)	(7,743)
Deferred loan fees	(4,427)	(4,756)
Bond discount accretion	(2,463)	(1,056)
Other	(4,148)	(2,271)

Total deferred tax liabilities	(28,375)	(19,476)
Deferred tax valuation allowance	(3,204)	—

Net deferred tax assets	4,606	10,065

Tax effect of adjustments related to other comprehensive income	9,758	5,312

Net deferred tax assets including adjustments	$14,364	$15,377

At December 31, 2006, the Company had state net operating loss carryforwards of $77.5 million, which are available to offset future taxable income. These net operating losses will begin to expire in 2015.

Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Condition. The Company recorded a valuation allowance of $267,000 for certain state tax credits and a valuation allowance of $2.9 million for state net operating loss carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Statements of Condition will be fully realized.

Components of Effective Tax Rate

	Years Ended December 31,
	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income, net of interest expense disallowance	(9.7%)	(7.4%)	(8.2%)
State income tax, net of federal income tax effect	0.1%	(0.3%)	(0.2%)
Other, net	(2.4%)	(1.9%)	(1.7%)

Effective tax rate	23.0%	25.4%	24.9%

As of December 31, 2006, 2005, and 2004, the Company’s retained earnings includes an appropriation for an acquired thrift’s tax bad debt reserves of approximately $2.5 million for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.

17. EMPLOYEE BENEFIT PLANS

Savings and Profit Sharing Plan - The Company has a defined contribution retirement savings plan (the “Plan”) which allows qualified employees, at their option, to make contributions up to 45% of pre-tax base salary (15% for certain highly compensated employees) through salary deductions under Section 401(k) of the Internal Revenue Code. At the employees’ direction, employee contributions are invested among a variety of investment alternatives. For employees who make voluntary contributions to the Plan, the Company contributes an amount equal to 2% of the employee’s compensation. The Plan also permits the Company to distribute a discretionary profit-sharing component. The Company’s matching contribution vests immediately, while the discretionary component gradually vests over a period of 7 years based on the employee’s years of service. The cost of providing this plan was $4.6 million in 2006, $4.4 million in 2005, and $4.3 million in 2004. The number of shares of the Company common stock held by the Plan was 1,793,103 at December 31, 2006 and 1,832,313 at December 31, 2005. The fair value of Company shares held by the Plan was $69.4 million at December 31, 2006 and $64.2 million at December 31, 2005. The Plan received dividends of $2.0 million during 2006 and $1.7 million during 2005.

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

As discussed in Note 2, “Recent Accounting Pronouncements,” effective December 31, 2006, the Company adopted SFAS No. 158, which requires companies to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability on the balance sheet rather than being disclosed in the notes to the financial statements. The effect of the adoption as of December 31, 2006 is presented in the table below.

Incremental Effect of Applying SFAS No. 158 on Individual Line Items

in the Consolidated Statements of Condition

(Dollar amounts in thousands)

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Prepaid benefit costs (included in other assets)	$6,418	$(6,418)	$—
Deferred income taxes (included in other assets)	8,415	5,468	13,883
Total assets	8,442,476	(950)	8,441,526
Liability for pension benefits (included in other liabilities)	—	7,605	7,605
Total liabilities	7,682,907	7,605	7,690,512
Accumulated other comprehensive (loss)	(6,733)	(8,555)	(15,288)
Total stockholders’ equity	759,569	(8,555)	751,014

Pension Plan’s Cost and Obligations

(Dollar amounts in thousands)

	December 31,
	2006	2005
Accumulated benefit obligation	$32,372	$32,820

Change in benefit obligation:
Projected benefit obligation at beginning of year	$48,118	$40,438
Service cost	5,002	4,419
Interest cost	2,781	2,380
Actuarial (gains) losses	(3,407)	2,768
Benefits paid	(4,332)	(1,887)

Projected benefit obligation at end of year	$48,162	$48,118

	December 31,
	2006	2005
Change in plan assets:
Fair value of plan assets of beginning of year	$36,019	$29,517
Actual return on plan assets	3,370	2,089
Benefits paid	(4,332)	(1,887)
Employer contributions	5,500	6,300

Fair value of plan assets at end of year	$40,557	$36,019

Reconciliation of funded status:
Funded status	$(7,605)	$(12,099)
Unamortized prior service cost	—	25
Unrecognized net actuarial losses	—	18,469

Net amount recognized	$(7,605)	$6,395

Amounts recognized in the consolidated statements of condition consist of:
Prepaid benefit cost	$—	$6,395
Unfunded pension liability	(7,605)	—

Net amount recognized	$(7,605)	$6,395

Amounts recognized in accumulated other comprehensive income:
Prior service cost	$22	$—
Net loss	14,001	—

Net amount recognized	$14,023	$—

Amounts expected to be amortized from other comprehensive income into net periodic benefit cost in the next fiscal year:
Prior service cost	$3	$—
Net loss	711	—

Net amount expected to be recognized	$714	$—

Weighted-average assumptions at the end of the year used to determine the actuarial present value of the projected benefit obligation:
Discount rate	6.00%	5.75%
Rate of compensation increase	4.50%	4.50%

Net Periodic Benefit Pension Expense

(Dollar amounts in thousands)

	Years Ended December 31,
	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$5,002	$4,419	$4,123
Interest cost	2,781	2,380	2,090
Expected return on plan assets	(3,468)	(3,041)	(2,474)
Recognized net actuarial loss	1,158	944	768
Amortization of prior service cost	4	7	8

Net periodic cost	$5,477	$4,709	$4,515

Weighted-average assumptions used to determine the net periodic cost:
Discount rate	5.75%	6.00%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%	4.50%

Pension Plan Asset Allocation

	Target Allocation 2007	Percentage of Plan Assets
		2006	2005
Asset Category:
Equity securities	50-60%	57%	60%
Fixed income	30-45%	36%	34%
Cash equivalents	2-10%	7%	6%

Total		100%	100%

Expected amortization of net actuarial losses - To the extent the cumulative actuarial losses included in accumulated other comprehensive income exceed 10% of the greater of the benefit obligation or the market-related value of the Pension Plan assets, the Company’s policy for amortizing the Pension Plan’s net actuarial losses into income is to amortize the actuarial losses over the future working life of the Pension Plan participants. Actuarial losses included in other comprehensive income as of December 31, 2006 totaled $14.0 million and represented 43.3% of the accumulated benefit obligation and 34.5% of the market value of plan assets. The amortization of the net actuarial loss is a component of the net periodic benefit cost. Amortization of the net actuarial losses and prior service cost included in other comprehensive income is not expected to have a material impact on the Company’s future results of operations, financial position, or liquidity.

Determination of expected long-term rate of return - The expected long-term rate of return for the Pension Plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while cash and fixed income is expected to return between 4% and 6%. Based on historical experience, the Company’s Retirement Plans Committee (the “Committee”) expects that the Plan’s asset managers will provide a modest (.5% - 1% per annum) premium to their respective market benchmark indices.

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

Based on the actuarial assumptions, the Company does not expect to make an employer contribution to the Pension Plan in 2007. Estimated future pension benefit payments, which reflect expected future service, for fiscal years 2007 through 2016, are as follows.

Estimated Future Pension Benefit Payments

(Dollar amounts in thousands)

Total
Year ending December 31,
2007	$1,270
2008	1,831
2009	978
2010	823
2011	2,544
2012-2016	16,114

18. SHARE-BASED COMPENSATION

Share-Based Plans

Omnibus Stock and Incentive Plan (the “Omnibus Plan”) - In 1989, the Board of Directors of the Company adopted the Omnibus Plan, which allows for the granting of both incentive and non-statutory (“nonqualified”) stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, and performance shares to certain key employees. The total number of shares of the Company’s common stock authorized for awards under the Omnibus Plan, as amended, is 6,431,641 of which 325,000 shares may be granted in restricted stock. As of December 31, 2006, 1,285,311 stock options and 286,822 restricted stock/unit awards remain available for grant.

Since the inception of the Omnibus Plan, in February of each year, certain key employees have been granted nonqualified stock options. The option exercise price is set at the fair market value of the Company’s common stock on the date the options are granted. The fair market value is defined as the average of the high and low stock price on the date of grant. All options have a term of ten years from the date of grant, include reload features, are non-transferable except to family members, family trusts, or partnerships, and vest over three years (subject to accelerated vesting in the event of death, disability or a change-in-control, as defined in the Omnibus Plan), with 50% exercisable after two years from the date of grant and the remaining 50% exercisable three years after the date of grant.

In August 2006, as an enhancement to the current compensation program, the Company’s Board of Directors approved the granting of restricted stock awards and restricted stock units to certain key officers. These awards are restricted to transfer, but are not restricted to dividend payment and voting rights. The awards vest in 50% increments on each of the first two anniversaries of the date of grant provided the officer remains employed by the Company during such period (subject to accelerated vesting in the event of change-in-control or upon termination of employment, as set forth in the applicable stock/unit award agreement).

Nonemployee Directors Stock Option Plan (the “Directors Plan”) - In 1997, the Board of Directors of the Company adopted the Directors Plan, which provides for the granting of nonqualified stock options to nonmanagement Board members of the Company. A maximum of 281,250 shares of common stock are authorized for grant under the Directors Plan with 64,676 shares remaining available for grant as of December 31, 2006. The exercise price of the options is equal to the fair market value of the common stock on the date of grant. All options have a term of ten years from the date of grant and become exercisable one year from the date of grant subject to accelerated vesting in the event of retirement, death, disability, or change-in-control, as defined in the Directors Plan. Options are granted annually at the first regularly scheduled Board meeting in each calendar year (generally in February). Directors elected during the service year are granted options on a pro-rata basis to those granted to the directors at the start of the service year.

Both the Omnibus Plan and the Directors Plan have been submitted to and approved by the stockholders of the Company.

Accounting Treatment Prior to Adoption of SFAS No. 123R

Prior to January 1, 2006, the Company accounted for these plans based on the intrinsic value method set forth in APB 25 and related interpretations, as permitted by SFAS No. 123. Under APB 25, no compensation expense was recognized in the Consolidated Statements of Income prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The following table presents the pro forma net income and earnings per share disclosures for the years ended December 31, 2005 and 2004, as if compensation cost for stock options, net of related tax effects, was determined under the fair value method and amortized to expense over the options’ vesting periods.

Pro Forma Net Income and Earnings Per Share

(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2005	2004
Net income, as reported	$101,377	$99,136
Less: pro forma expense related to options, net of tax	(1,661)	(1,295)

Pro forma net income	$99,716	$97,841

Basic Earnings Per Share:
As reported	$2.22	$2.13
Pro forma	$2.19	$2.11
Diluted Earnings Per Share:
As reported	$2.21	$2.12
Pro forma	$2.17	$2.09

Adoption of SFAS No. 123R

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost is recognized in the financial statements beginning January 1, 2006, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to 2006. Share-based compensation expense is included in “salaries and wages” in the Consolidated Statements of Income. Results for prior periods have not been restated.

Effect of Recording Share-Based Compensation Expense

(Dollar amounts in thousands, except per share data)

Year Ended December 31, 2006
Stock option expense	$2,783
Restricted stock/unit award expense	802

Total share-based compensation expense	3,585
Income tax benefit	1,398

Share-based compensation expense, net of tax	$2,187

Basic earnings per share	$0.04
Diluted earnings per share	$0.04
Cash flows used in operating activities	$(924)
Cash flows provided by financing activities	$924

The table above includes the cash flow effects of excess tax benefits on operating and financing cash flows. SFAS No. 123R requires that cash flows resulting from the tax benefits of tax deductions in excess of recognized compensation expense be reported as financing cash flows, rather than as operating cash flows as required under prior accounting rules. While total cash flow remains unchanged, this requirement reduces operating cash flows and increases net financing cash flows by the same amount in periods after adoption.

Stock Options

Stock Option Valuation Assumptions - The Company estimates the fair value of stock options at the date of grant using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. These assumptions are consistent with the provisions of SFAS No. 123R and the Company’s prior year pro forma disclosures of stock option expense.

Stock Option Valuation Assumptions

	Years Ended December 31,
	2006	2005	2004	2003
Expected life of the option (in years)	5.7	6.0	3.0	3.5
Expected stock volatility	18%	19%	19%	22%
Risk-free interest rate	4.56%	4.08%	2.61%	2.27%
Expected dividend yield	2.92%	2.75%	2.66%	2.72%
Weighted-average fair value of options at their grant date	$5.95	$6.11	$3.90	$3.58

Expected life is based on historical exercise and termination behavior. Expected stock price volatility is based on historical volatility of the Company’s common stock and correlates with the expected life of the options. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option. The expected dividend yield represents the three-year historical average of the annual dividend yield as of the date of grant. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.

Nonqualified Stock Option Transactions

(Number of shares in thousands)

	Year Ended December 31, 2006
	Options	Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)
Outstanding at beginning of year	2,319	$28.31
Granted	570	34.15
Exercised	(305)	23.42
Forfeited	(143)	33.38
Expired	(16)	36.96

Outstanding at end of period	2,425	$29.94	6.23	$21,851

Ending vested and expected to vest	2,344	$29.80	6.14	$21,431
Exercisable at end of period	1,353	$26.94	4.53	$16,245

(1)	Represents the average contractual life remaining in years.
(2)

Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the year and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on December 31, 2006. This amount will fluctuate with changes in the fair market value of the Company’s common stock.

Share-based compensation expense for stock options was $2.8 million for the year ended December 31, 2006. At December 31, 2006, $2.8 million of total unrecognized compensation expense related to nonvested stock options is expected to be recognized over a weighted-average period of 1.0 years.

Other Stock Option Activity

(Dollar amounts in thousands)

	Years Ended December 31,
	2006	2005	2004
Total intrinsic value of stock options exercised	$3,991	$2,446	$8,946
Cash received from stock options exercised	$4,619	$4,094	$4,546
Income tax benefit realized from stock options exercised	$2,036	$972	$1,362

No stock option award modifications were made during 2006. In 2005, the Company recognized $14,000 in additional compensation cost as a result of accelerated vesting on 15,677 options held by two directors. The 2005 award modifications were made pursuant to the retirement and termination provisions of the Directors Plan. In 2004, the Company recognized $262,000 in additional compensation cost as a result of accelerated vesting on 27,948 options held by two retiring officers. The 2004 award modifications were made at the sole discretion of the Company’s Compensation Committee of the Board of Directors under the Omnibus Plan.

The Company issues treasury shares to satisfy stock option exercises. Following the close of the Bank Calumet acquisition in first quarter 2006, the Company elected to suspend its stock-repurchase program as it rebuilds tangible capital. With 2.1 million shares remaining under its existing authorization, the Company anticipates reinstating its repurchase program in 2007, with the pace and timing of repurchase activity dependent upon market conditions and other factors.

Restricted Stock and Restricted Unit Awards

Restricted Stock/Unit Award Transactions

(Amounts in thousands, except per share data)

	Year Ended December 31, 2006
	Number of Shares or Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock/unit awards at beginning of year	—	—
Granted	38	$36.48
Vested	—	—
Forfeited	—	—

Nonvested restricted stock/unit awards at end of period	38	$36.48

The fair value of restricted stock/unit awards is determined based on the average of the high and low stock price on the date of grant and is recognized as compensation expense over the vesting period. Share-based compensation expense for restricted stock/unit awards totaled $802,000 for the year ended December 31, 2006. At December 31, 2006, $627,000 of total unrecognized compensation expense related to nonvested restricted stock awards is expected to be recognized over a weighted-average period of 1.1 years.

The restricted stock unit agreements issued under the Omnibus Plan contain a provision under which the restrictions lapse upon the retirement of the grantee, defined as termination of service upon the attainment of age 60 or later. As a result of this provision, if a grantee is 60 years of age or older on the date of grant, all compensation costs are expensed on the date of grant. At December 31, 2006, there was no remaining unrecognized compensation expense for nonvested restricted stock units as the grantee(s) of these awards have attained the age of 60 or older and accordingly, all costs have been fully recognized immediately upon issuance.

In addition, as participants receiving restricted stock units have the ability to settle the awards in cash, at his or her election, at the end of the designated vesting period, the awards qualify for liability accounting under SFAS No. 123R. Unlike equity awards, liability awards are remeasured at fair value at each balance sheet date until settlement, with the change in value recognized in current period compensation expense.

19. STOCKHOLDER RIGHTS PLAN

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

20. REGULATORY AND CAPITAL MATTERS

The Company and its subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Bank is required to maintain reserves against deposits. Reserves are held either in the form of vault cash or non-interest-bearing balances maintained with the Federal Reserve Bank and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances totaling $54.0 million at December 31, 2006 and $39.1 million at December 31, 2005 were maintained in fulfillment of these requirements.

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

The principal source of cash flow for the Company is dividends from its banking and other subsidiaries. Various federal and state banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by the Bank. Future payment of dividends by the subsidiaries is dependent upon individual regulatory capital requirements and levels of profitability. Without prior regulatory approval, the Bank can initiate aggregate dividend payments in 2007 of $27.3 million plus an additional amount equal to their net profits for 2007, as defined by statute, up to the date of any such dividend declaration. Since the Company is a legal entity, separate and distinct from its subsidiaries, the dividends of the Company are not subject to such bank regulatory guidelines.

The Company and the Bank are also subject to various capital requirements set up and administered by the federal banking agencies. Under capital adequacy guidelines, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components of capital and assets, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Failure to meet minimum capital requirements could initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. As of December 31, 2006, the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Federal Reserve Board (“FRB”), the primary regulator of the Company and the Bank, establishes minimum capital requirements that must be met by member institutions. As of December 31, 2006, the most recent regulatory notification classified the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification.

The following table presents the Company’s and the Bank’s measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as adequately capitalized and as “well capitalized.”

Summary of Capital Ratios

(Dollar amounts in thousands)

	First Midwest Actual		Adequately Capitalized		“Well Capitalized” for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2006:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$761,021	12.16%	$500,799	8.00%	$625,998	10.00%
First Midwest Bank	682,160	10.96	498,042	8.00	622,552	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	598,755	9.56	250,399	4.00	375,599	6.00
First Midwest Bank	619,790	9.96	249,021	4.00	373,531	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	598,755	7.29	246,235	3.00	410,391	5.00
First Midwest Bank	619,790	7.58	245,141	3.00	408,568	5.00

As of December 31, 2005:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$637,786	11.76%	$433,946	8.00%	$542,433	10.00%
First Midwest Bank	582,362	10.79	431,676	8.00	539,596	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	581,393	10.72	216,973	4.00	325,460	6.00
First Midwest Bank	525,969	9.75	215,838	4.00	323,757	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	581,393	8.16	213,777	3.00	356,296	5.00
First Midwest Bank	525,969	7.41	212,905	3.00	354,842	5.00

21. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

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

Contractual or Notional Amounts of Financial Instruments

(Dollar amounts in thousands)

	December 31,
	2006	2005
Commitments to extend credit:
Home equity lines	$314,714	$294,623
All other commitments	1,135,237	1,186,761
Letters of credit:
Standby	170,740	142,463
Commercial	2,281	1,820
Recourse on assets securitized	17,771	21,469

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to prime rate and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements.

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party and are most often issued in favor of a municipality where construction is taking place to ensure that the borrower adequately completes the construction. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn upon when the underlying transaction is completed between the customer and the third party. This type of letter of credit is issued through a correspondent bank on behalf of a customer who is involved in an international business activity such as the importing of goods.

In the event of a customer’s nonperformance, the Company’s credit loss exposure is equal to the contractual amount of those commitments. The credit risk is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. The Company uses the same credit policies in making credit commitments as it does for on-balance sheet instruments, with such exposure to credit loss minimized due to various collateral requirements in place.

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements is equal to the contractual amount of the commitment. The carrying value of the Company’s standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $837,000 as of December 31, 2006 and $752,000 as of December 31, 2005. As of December 31, 2006, standby letters of credit had a remaining weighted-average term of approximately 14.8 months, with remaining actual lives ranging from less than 1 year to 8.9 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in 2004, the Company is obligated by agreement to repurchase at recorded value any nonperforming loans, defined as loans past due greater than 90 days. The aggregate recorded value of securitized loans subject to this recourse obligation was $17.8 million as of December 31, 2006 and $21.5 million as of December 31, 2005. Per its agreement, the Company’s recourse obligation is capped at $2.2 million and will end on November 30, 2011. The carrying value of the Company’s recourse liability, which is included in other liabilities in the Consolidated Statements of Condition, totaled $148,000 as of December 31, 2006 and December 31, 2005.

Legal Proceedings

As of December 31, 2006, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of December 31, 2006.

22. VARIABLE INTEREST ENTITIES

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

The Company owns 100% of the common stock of a business trust that was formed in November 2003 to issue trust preferred securities to third party investors. The trust’s only assets as of December 31, 2006 were the $128.7 million principal balance of the debentures issued by the Company and the related interest receivable of $746,000 that were acquired by the trust using proceeds from the issuance of preferred securities and common stock. The trust meets the definition of a VIE, but the Company is not the primary beneficiary of the trust. Accordingly, the trust is not consolidated in the Company’s financial statements. The subordinated debentures issued by the Company to the trust are included in the Company’s Consolidated Statements of Condition as “Subordinated debt.”

The Company holds interests in 10 trust preferred capital security issuances. Although these investments may meet the definition of a VIE, the Company is not the primary beneficiary. The Company accounts for its interest in these investments as available for sale securities. The Company’s maximum exposure to loss is limited to its investment in these VIEs, which at December 31, 2006 had a total book value of $993,000 and market value of $919,000.

The Company has a significant limited partner interest in 12 low-income housing tax credit partnerships and limited liability corporations, which were acquired at various times from 1997 to 2004. These entities meet the definition of a VIE. Since the Company is not the primary beneficiary of the entities, it will continue to account for its interest in these partnerships using the cost method. Exposure to loss as a result of its involvement with these entities is limited to the approximately $5.2 million book basis of the Company’s investment, less $2.9 million that the Company is obligated to pay but has not yet funded.

23. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Short-Term Financial Assets and Liabilities—For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks, funds sold and other short-term investments, mortgages held for sale, corporate owned life insurance, accrued interest receivable, and accrued interest payable.

Trading Account Securities—The fair value of trading account securities is based upon quoted market prices.

Securities Available for Sale and Held to Maturity—The fair value of securities is based upon quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Deposit Liabilities—The fair values disclosed for demand deposits, savings deposits, NOW accounts, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value for fixed-rate time deposits was estimated using present value techniques by discounting the future cash flows based on the LIBOR yield curve, plus or minus the spread associated with current pricing.

Borrowed Funds—The fair value of repurchase agreements and FHLB advances is estimated by discounting the agreements based on maturities using the rates currently offered for repurchase agreements of similar remaining maturities. The carrying amounts of funds purchased and other borrowed funds approximate their fair value due to their short-term nature.

Subordinated Debts—The fair value of subordinated debt was determined using available market quotes.

Derivative Assets and Liabilities—The fair value of derivative instruments are based either on cash flow projection models acquired from third parties or observable market price.

Standby Letters of Credit—The fair value of standby letters of credit represent deferred fees arising from the related off-balance sheet financial instruments. These deferred fees approximate the fair value of these instruments and are based upon several factors, including the remaining terms of the agreement and the credit standing of the customer.

Commitments—Given the limited interest rate exposure posed by the commitments outstanding at year-end due to their general variable nature, combined with the general short-term nature of the commitment periods entered into, termination clauses provided in the agreements, and the market rate of fees charged, the Company has estimated the fair value of commitments outstanding to be immaterial.

Financial Instruments

(Dollar amounts in thousands)

	December 31,
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$209,825	$209,825	$157,070	$157,070
Funds sold and other short-term investments	5,081	5,081	1,607	1,607
Mortgages held for sale	4,760	4,760	4,301	4,301
Trading account securities	15,878	15,878	13,067	13,067
Securities available for sale	2,442,674	2,442,674	2,286,630	2,286,630
Securities held to maturity	91,380	91,602	56,772	56,791
Loans, net of reserve for loan losses	4,946,574	4,908,430	4,249,798	4,192,316
Accrued interest receivable	54,015	54,015	41,668	41,668
Investment in corporate owned life insurance	196,598	196,598	156,441	156,441
Derivative assets	206	206	1,512	1,512
Financial Liabilities:
Deposits	$6,167,216	$6,164,231	$5,147,832	$5,125,548
Borrowed funds	1,182,268	1,182,161	1,294,532	1,292,715
Subordinated debt	228,674	236,566	130,092	140,972
Accrued interest payable	20,429	20,429	13,193	13,193
Derivative liabilities	—	—	414	414
Standby letters of credit	837	837	752	752

24. SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental Disclosures to the Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Years Ended December 31,
	2006	2005	2004
Income taxes paid	$27,498	$32,338	$24,543
Interest paid to depositors and creditors	217,314	124,693	86,270
Non-cash transfers of loans to foreclosed real estate	3,650	1,326	4,156
Dividends declared but unpaid	14,779	12,502	11,093
Non-cash transfer of loans to securities available for sale	105,976	—	74,191

25. RELATED PARTY TRANSACTIONS

The Company, through the Bank, has made loans and had transactions with certain of its directors and executive officers. However, all such loans and transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. The Securities and Exchange

Commission has determined that, with respect to the Company and its significant subsidiaries, disclosure of borrowings by directors and executive officers and certain of their related interests should be made if the loans are greater than 5% of stockholders’ equity, in the aggregate. These loans aggregating $3.2 million at December 31, 2006 and $5.2 million at December 31, 2005 were not greater than 5% of stockholders’ equity at December 31, 2006 or 2005, respectively.

26. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company.

Statements of Condition

(Parent Company only)

(Dollar amounts in thousands)

	December 31,
	2006	2005
Assets
Cash and interest-bearing deposits	$88,603	$64,328
Investment in and advances to subsidiaries	887,953	604,111
Goodwill	10,358	10,358
Other intangible assets	—	167
Other assets	33,601	27,343

Total assets	$1,020,515	$706,307

Liabilities and Stockholders’ Equity
Subordinated debt	$228,674	$130,092
Accrued expenses and other liabilities	40,827	32,147
Stockholders’ equity	751,014	544,068

Total liabilities and stockholders’ equity	$1,020,515	$706,307

Statements of Income

(Parent Company only)

(Dollar amounts in thousands)

	Years ended December 31,
	2006	2005	2004
Income
Dividends from subsidiaries	$154,660	$84,980	$99,320
Interest income	2,379	1,293	636
Security transactions and other income	1,369	1,155	1,512

Total income	158,408	87,428	101,468

Expenses
Interest expense	13,719	9,014	9,015
Salaries and employee benefits	8,148	3,706	4,337
Amortization of intangible assets	372	167	324
Other expenses	7,085	4,457	4,591

Total expenses	29,324	17,344	18,267

Income before income tax expense and equity in undistributed income of subsidiaries	129,084	70,084	83,201
Income tax benefit	9,202	5,211	6,249

Income before undistributed income of subsidiaries	138,286	75,295	89,450
Equity in undistributed income of subsidiaries	(21,040)	26,082	9,686

Net income	$117,246	$101,377	$99,136

Statements of Cash Flows

(Parent Company only)

(Dollar amounts in thousands)

	Years ended December 31,
	2006	2005	2004
Operating Activities
Net income	$117,246	$101,377	$99,136
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiaries	21,040	(26,082)	(9,686)
Depreciation of premises, furniture, and equipment	30	21	48
Net (gains) on sales of securities	—	(4)	(47)
Tax benefit from exercise of nonqualified stock options	1,112	972	1,362
Net amortization of other intangibles	372	167	323
Net (increase) decrease in other assets	(1,857)	(3,937)	1,825
Net increase in other liabilities	(970)	2,606	2,388

Net cash provided by operating activities	136,973	75,120	95,349

Investing Activities
Purchases of securities available for sale	(1,123)	(76)	(236)
Proceeds from sales of securities available for sale	4	141	233
Purchase of other assets, net of sales	(17)	(8)	(5)
Acquisition, net of cash acquired	(306,005)	—	—

Net cash provided by (used in) investing activities	(307,141)	57	(8)

Financing Activities
Proceeds from the issuance of subordinated debt	99,887	—	—
Proceeds from the issuance of common stock	143,623	—	—
Net purchases of treasury stock	(844)	(29,996)	(31,240)
Proceeds from issuance of treasury stock	—	—	7
Cash dividends paid	(53,757)	(44,828)	(41,000)
Exercise of stock options	4,610	4,108	4,823
Excess tax benefit from exercise of nonqualified stock options	924	—	—

Net cash provided by (used in) financing activities	194,443	(70,716)	(67,410)

Net increase in cash and cash equivalents	24,275	4,461	27,931
Cash and cash equivalents at beginning of year	64,328	59,867	31,936

Cash and cash equivalents at end of year	$88,603	$64,328	$59,867

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 is effective based on the specified criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears below.

Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

First Midwest Bancorp, Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First Midwest Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Midwest Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that First Midwest Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, First Midwest Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of First Midwest Bancorp, Inc. and our report dated February 19, 2007, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Ernst & Young LLP
Chicago, Illinois
February 19, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company’s executive officers are elected annually by the Company’s Board of Directors, and the Bank’s executive officers are elected annually by the Bank’s Board of Directors. Certain information regarding the Company’s and the Bank’s executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
John M. O’Meara (61)	President and, since 2003, Chief Executive Officer of the Company; prior to 2003, Chief Operating Officer of the Company, Chairman and Chief Executive Officer of the Bank	1987

Kent S. Belasco (55)	Executive Vice President and Chief Information Officer of the Bank	2004

Paul F. Clemens (54)	Senior Vice President, Chief Accounting Officer, and Principal Accounting Officer of the Company since 2006; prior thereto, Chief Financial Officer of the western Michigan market of Fifth Third Bank	2006

Michael J. Kozak (55)	Executive Vice President and Chief Credit Officer of the Bank since 2004; prior thereto, Senior Vice President, Regional Credit Officer of the Bank	2004

Thomas J. Schwartz (57)	Group President, Commercial Banking of the Bank	2002

Michael L. Scudder (46)	Executive Vice President, Chief Financial Officer of the Company since 2002; prior thereto, Group Executive Vice President and Chief Financial Officer of the Bank	2002

Janet M. Viano (51)	Group President, Retail Banking of the Bank	2002

Stephanie R. Wise (39)	Executive Vice President, Business and Institutional Services since 2003; prior thereto, Executive Vice President, E-Commerce Division Manager of the Bank	2004

Other information required by this Item is incorporated herein by reference to the Registrant’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Registrant’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

The Compensation Committee’s Report on Executive Compensation contained in the “COMPENSATION COMMITTEE REPORT” section of the Registrant’s Proxy Statement shall not be deemed incorporated by reference by any general statement incorporating by reference the Registrant’s Proxy Statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Registrant specifically incorporates this information by reference, and shall not otherwise be deemed “filed” under such Acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Registrant’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Registrant’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Condition as of December 31, 2006 and 2005.

Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004.

Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

The schedules for the Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(a)(3)	Exhibits

See Exhibit Index beginning on the following page.

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3 to the Quarterly Report on Form 10-Q dated March 31, 2002.

3.2	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3 to the Current Report on Form 8-K dated November 15, 2006.

4.1	Amended and Restated Rights Agreement, Form of Rights Certificate and Designation of Series A Preferred Stock of the Company, dated November 15, 1995, is incorporated herein by reference to Exhibits (1) through (3) of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 21, 1995.

4.2	First Amendment to Rights Agreements, dated June 18, 1997, is incorporated herein by reference to Exhibit 4 of the Company’s Amendment No. 2 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 30, 1997.

4.3	Amended Certificate of Designation of Series A Preferred Stock, dated June 17, 1998, is incorporated herein by reference to Exhibit 4 to the Quarterly Report of the Company on Form 10-Q dated June 30, 1998.

4.4	Amendment No. 2 to Rights Agreements, dated November 14, 2005, is incorporated herein by reference to Exhibit 4.1 of the Company’s Amendment No. 3 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2005.

4.5	Amended and Restated Declaration of Trust of First Midwest Capital Trust I dated November 18, 2003 is incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K dated December 31, 2003.

4.6	Indenture dated as of November 18, 2003 is incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K dated December 31, 2003.

4.7	Series A Capital Securities Guarantee Agreement dated November 18, 2003 is incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K dated December 31, 2003.

10.1	Revolving Credit Agreement by and between First Midwest Bancorp, Inc. and M&I Marshall & Illsley Bank dated April 26, 2004 is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated June 30, 2004.

10.2	Change in Terms Agreement to the Revolving Credit Agreement by and between First Midwest Bancorp, Inc. and M&I Marshall & Illsley Bank is herein incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated May 18, 2005.

10.3	Amendment and Waiver to the Revolving Credit Agreement by and between First Midwest Bancorp, Inc. and M&I Marshall & Illsley Bank is incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated December 31, 2005.

10.4	Restated Savings and Profit Sharing Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2002.

10.5	First through Seventh Amendments to the Restated Savings and Profit Sharing Plan are incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K dated December 31, 2004.

10.6	Eighth and Ninth Amendments to the Restated Savings and Profit Sharing Plan is herein incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated November 15, 2005.

10.7	Tenth Amendment to the Restated Savings and Profit Sharing Plan is herein incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated April 3, 2006.

10.8	Eleventh Amendment to the Restated Savings and Profit Sharing Plan.

10.9	Short-term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated June 30, 2006.

10.10	Restated Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.11	Amendment to the Restated Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly report on form 10-Q dated June 30, 2006.

10.12	Amended and Restated Non-Employee Directors’ 1997 Stock Option Plan is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated September 30, 2000.

10.13	Amendment to the Amended and Restated Non-Employee Directors’ 1997 Stock Option Plan is herein incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated June 30, 2003.

10.14	Restated Nonqualified Stock Option-Gain Deferral Plan is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.15	Restated Deferred Compensation Plan for Nonemployee Directors is incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.16	Restated Nonqualified Retirement Plan is incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.17	Form of Letter Agreement for Nonqualified Stock Option Grant executed between the Company and the executive officers of the Company pursuant to the Company’s Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K dated December 31, 2005.

10.18	Form of Letter Agreement for Nonqualified Stock Option Grant executed between the Company and the directors of the Company pursuant to the Company’s Non-Employee Directors’ Stock Option Plan is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K dated December 31, 2005.

10.19	Form of Letter Agreement for Restricted Stock Units Award executed between the Company and the executive officers of the Company pursuant to the Company’s Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 18, 2006.

10.20	Form of Letter Agreement for Restricted Stock Award executed between the Company and the executive officers of the Company pursuant to the Company’s Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 18, 2006.

10.21	Form of Letter Agreement for Nonqualified Stock Option Grant executed between the Company and former executive of the Company is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated March 31, 2003.

10.22	Form of Indemnification Agreements executed between the Company and executive officers and directors of the Company is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K dated December 31, 1991.

10.23	Form of Employment Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K dated December 31, 1997.

10.24	Retirement and Consulting Agreement and Continuing Participant Agreement to the Omnibus Stock and Incentive Plan executed between the Company and former executive of the Company is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.25	Form of Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 1991.

10.26	Form of Amendment to Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K dated December 31, 1992.

10.27	Summary of Executive Compensation is incorporated herein by reference to Exhibit 99 to the Company’s Current Report on Form 8-K dated February 6, 2006.

10.28	Summary of Executive Compensation is incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 22, 2006.

10.29	Summary of Executive Compensation

10.30	Summary of Director Compensation

11	Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 13 of the Company’s Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this document.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics and Standards of Conduct is incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K dated December 31, 2003.

14.2	Code of Ethics for Senior Financial Officers is incorporated herein by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K dated December 31, 2003.

21	Subsidiaries of the Registrant.

23	Consents of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibits 10.7 through 10.30 are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to item 14(a)3.

All other Exhibits that are required to be filed with this form are not applicable to the Company.

(1)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MIDWEST BANCORP, INC.
Registrant

By	/S/ JOHN M. O’MEARA
John M. O’Meara
President and Chief Executive Officer

February 28, 2007

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on February 28, 2007.

Signatures
/S/ ROBERT P. O’MEARA	Chairman of the Board
Robert P. O’Meara

/S/ JOHN M. O’MEARA	President and Chief Executive Officer, and Director
John M. O’Meara

/S/ MICHAEL L. SCUDDER	Executive Vice President and Chief Financial Officer
Michael L. Scudder

/S/ PAUL F. CLEMENS	Senior Vice President and Principal Accounting Officer
Paul F. Clemens

/S/ VERNON A. BRUNNER	Director
Vernon A. Brunner

/S/ BRUCE S. CHELBERG	Director
Bruce S. Chelberg

/S/ JOSEPH W. ENGLAND	Director
Joseph W. England

/S/ BROTHER JAMES GAFFNEY, FSC	Director
Brother James Gaffney, FSC

/S/ THOMAS M. GARVIN	Director
Thomas M. Garvin

/S/ PATRICK J. MCDONNELL	Director
Patrick J. McDonnell

/S/ JOHN E. ROONEY	Director
John E. Rooney

/S/ ELLEN A. RUDNICK	Director
Ellen A. Rudnick

/S/ JOHN L. STERLING	Director
John L. Sterling

/S/ J. STEPHEN VANDERWOUDE	Director
J. Stephen Vanderwoude