Form 10-Q
period 2007-03-31
FIRST MIDWEST BANCORP INC
filed 2007-05-09
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2007

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967

_______________

FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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
As of May 8, 2007, there were 49,719,443 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS
Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Condition	*3
	Consolidated Statements of Income	*4
	Consolidated Statements of Changes in Stockholders' Equity	*5
	Consolidated Statements of Cash Flows	*6
	Notes to Consolidated Financial Statements	*7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	*13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*28

Item 4.	Controls and Procedures	*30

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	*30

Item 1A.	Risk Factors	*30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*30

Item 3.	Defaults Upon Senior Securities	*30

Item 4.	Submission of Matters to a Vote of Security Holders	*30

Item 5.	Other Information	*31

Item 6.	Exhibits	*31

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Dollar amounts and number of shares in thousands)
	March 31, 2007	December 31, 2006

	(Unaudited)
Assets
Cash and due from banks	$156,585	$209,825
Federal funds sold and other short-term investments	1,160	5,081
Mortgages held for sale	3,674	4,760
Trading account securities	16,708	15,878
Securities available for sale, at market value	2,296,375	2,442,674
Securities held to maturity, at amortized cost	103,697	91,380

Loans	4,993,620	5,008,944
Reserve for loan losses	(62,400)	(62,370)

Net loans	4,931,220	4,946,574

Premises, furniture, and equipment	126,483	126,677
Accrued interest receivable	53,478	54,015
Investment in corporate owned life insurance	197,421	196,598
Goodwill	262,195	262,195
Other intangible assets	29,357	30,463
Other assets	56,757	55,406

Total assets	$8,235,110	$8,441,526

Liabilities
Demand deposits	$1,073,065	$1,124,081
Savings deposits	731,460	684,599
NOW accounts	840,916	945,656
Money market deposits	864,312	854,780
Time deposits	2,397,689	2,558,100

Total deposits	5,907,442	6,167,216

Borrowed funds	1,237,656	1,182,268
Subordinated debt	228,274	228,674
Accrued interest payable	19,934	20,429
Other liabilities	87,816	91,925

Total liabilities	7,481,122	7,690,512

Stockholders' Equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 100,000 shares; issued 61,326 shares; outstanding: March 31, 2007 - 49,747 shares December 31, 2006 - 50,025 shares	613	613
Additional paid-in capital	205,311	205,044
Retained earnings	837,909	823,787
Accumulated other comprehensive loss, net of tax	(16,338)	(15,288)
Treasury stock, at cost: March 31, 2007 - 11,579 shares December 31, 2006 - 11,301 shares	(273,507)	(263,142)

Total stockholders' equity	753,988	751,014

Total liabilities and stockholders' equity	$8,235,110	$8,441,526

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended March 31,

	2007	2006

Interest Income
Loans	$92,079	$74,315
Securities available for sale	28,084	26,186
Securities held to maturity	1,153	865
Federal funds sold and other short-term investments	273	159

Total interest income	121,589	101,525

Interest Expense
Deposits	42,127	28,468
Borrowed funds	15,349	13,228
Subordinated debt	3,743	2,364

Total interest expense	61,219	44,060

Net interest income	60,370	57,465
Provision for loan losses	2,960	1,590

Net interest income after provision for loan losses	57,410	55,875

Noninterest Income
Service charges on deposit accounts	9,587	7,624
Trust and investment management fees	3,790	3,172
Other service charges, commissions, and fees	5,159	4,465
Card-based fees	3,711	2,569

Subtotal fee-based revenue	22,247	17,830
Corporate owned life insurance income	1,911	1,504
Security gains net	3,444	369
Other income	1,098	1,669

Total noninterest income	28,700	21,372

Noninterest Expense
Salaries and wages	20,803	18,743
Retirement and other employee benefits	6,747	6,889
Net occupancy expense	5,502	4,458
Equipment expense	2,626	2,131
Technology and related costs	1,708	1,444
Professional services	2,102	2,177
Advertising and promotions	1,012	1,383
Merchant card expense	1,550	1,243
Other expenses	6,105	5,244

Total noninterest expense	48,155	43,712

Income before income tax expense	37,955	33,535
Income tax expense	8,926	7,767

Net income	$29,029	$25,768

Per Share Data
Basic earnings per share	$0.58	$0.55
Diluted earnings per share	$0.58	$0.55
Cash dividends per share	$0.295	$0.275
Weighted-average shares outstanding	49,921	46,532
Weighted-average diluted shares outstanding	50,322	46,879

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2005	$569	$60,760	$762,575	$(8,284)	$(271,552)	$544,068
Comprehensive Income:
Net income	-	-	25,768	-	-	25,768
Other comprehensive (loss) income: (1)
Unrealized (losses) on securities	-	-	-	(14,315)	-	(14,315)
Unrealized gains on hedging activities activities	-	-	-	51	-	51

Total comprehensive income						11,504
Dividends declared ($0.275 per share)	-	-	(13,736)	-	-	(13,736)
Issuance of common stock	44	143,941				143,985
Purchase of treasury stock	-	-	-	-	(59)	(59)
Share-based compensation expense	-	656	-	-	-	656
Exercise of stock options	-	(1,116)	-	-	3,034	1,918
Treasury stock issued to benefit plans benefit	-	5	-	-	(69)	(64)
Other		212	-	-	-	212

Balance at March 31, 2006	$613	$204,458	$774,607	$(22,548)	$(268,646)	$688,484

Balance at December 31, 2006	$613	$205,044	$823,787	$(15,288)	$(263,142)	$751,014
Cumulative-effect for change in accounting for purchases of life insurance policies (2)	-	-	(209)	-	-	(209)

Adjusted balance at December 31, 2006	613	205,044	823,578	(15,288)	(263,142)	750,805
Comprehensive Income:
Net income	-	-	29,029	-	-	29,029
Other comprehensive loss: (1)
Unrealized losses on securities	-	-	-	(1,037)	-	(1,037)
Other	-	-	-	(13)	-	(13)

Total comprehensive income						27,979
Dividends declared ($0.295 per share)	-	-	(14,698)	-	-	(14,698)
Purchase of treasury stock	-	-	-	-	(12,729)	(12,729)
Share-based compensation expense	-	781	-	-	-	781
Exercise of stock options	-	(571)	-	-	2,472	1,901
Forfeiture of restricted shares	-	52			(52)	-
Treasury stock issued to benefit plans	-	5	-	-	(56)	(51)

Balance at March 31, 2007	$613	$205,311	$837,909	$(16,338)	$(273,507)	$753,988

(1)	Net of taxes and reclassification adjustments.
(2)	Refer to Note 2, "Recent Accounting Pronouncements," for additional details.

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)

	Quarters Ended March 31,

	2007	2006

Net cash provided by operating activities	$26,653	$26,717

Investing Activities
Securities available for sale:
Proceeds from maturities, repayments, and calls	72,694	81,666
Proceeds from sales	101,301	92,345
Purchases	(25,578)	(253,962)
Securities held to maturity:
Proceeds from maturities, repayments, and calls	5,680	5,209
Purchases	(17,964)	(34,672)
Net decrease (increase) in loans	10,263	(55,305)
Purchases of corporate owned life insurance	-	(15,000)
Proceeds from claims on corporate owned life insurance	879	-
Proceeds from sales of other real estate owned	1,751	165
Proceeds from sales of premises, furniture, and equipment	560	384
Purchases of premises, furniture, and equipment	(3,208)	(5,124)
Acquisitions, net of cash acquired	-	(215,946)

Net cash provided by (used in) investing activities	146,378	(400,240)

Financing Activities
Net decrease in deposit accounts	(259,774)	(36,859)
Net increase in borrowed funds	55,388	234,956
Proceeds from the issuance of subordinated debt	-	99,887
Proceeds from the issuance of common stock	-	143,985
Purchases of treasury stock	(12,729)	(59)
Cash dividends paid	(14,779)	(12,503)
Exercise of stock options	1,456	1,324
Excess tax benefit from exercise of nonqualified stock options	246	389

Net cash (used in) provided by financing activities	(230,192)	431,120

Net (decrease) increase in cash and cash equivalents	(57,161)	57,597
Cash and cash equivalents at beginning of period	214,906	158,677

Cash and cash equivalents at end of period	$157,745	$216,274

Supplemental Disclosures:
Noncash transfers of loans to foreclosed real estate	$2,131	$111
Dividends declared but unpaid	14,698	13,735

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Option: In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Liabilities, that permits entities to irrevocably elect fair value to account for certain financial assets and financial liabilities, with the changes in fair value recognized in earnings as they occur. The main objectives of this statement are to (i) mitigate problems in determining reported earnings because some assets and liabilities are recorded at fair value, while others are reported at cost; (ii) enable entities to reduce volatility by allowing entities that are ineligible for hedge accounting to mark the other side of the hedging transaction to market and thus create an accounting offset; (iii) make U.S. accounting standards more consistent with international standards, and (iv) expand the use of fair value measurement, particularly for financial instruments. The impact of the initial adoption for assets and liabilities recorded before the effective date of this statement would be accounted for as a cumulative-effect adjustment to retained earnings. This statement requires entities to provide additional information that would help others understand how changes in fair values affect current-period earnings, in combination with related fair value information already required to be disclosed by existing accounting standards. The statement is effective for fiscal years beginning after November 15, 2007. The Company will be required to apply the new guidance beginning January 1, 2008 and currently does not expect it to have a material impact on financial condition, results of operations, or liquidity.

Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS No. 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to apply the new guidance beginning January 1, 2008 and does not expect it to have a material impact on financial condition, results of operations, or liquidity.

Accounting for Purchases of Life Insurance: Effective January 1, 2007, the Company adopted the Emerging Issues Task Force ("EITF") Issue 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, which explains how to determine the amount that can be realized from a life insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. In addition, the cash surrender value should not be discounted when contractual limitations on the ability to surrender a policy exist. EITF 06-5 also requires that fixed amounts that are recoverable by the policyholder in future periods over one year from the surrender of the policy be recognized at their present value. Upon adoption on January 1, 2007, the Company recorded a $209,000 reduction to beginning retained earnings as a cumulative-effect adjustment for the change in accounting principle to record amounts recoverable beyond one year upon surrender of the policy at their present value.

Endorsement Split-Dollar Life Insurance Arrangements: In September 2006, the FASB ratified the EITF consensus on EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ("EITF 06-4"). The EITF is limited to the recognition of a liability and related compensation costs for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Therefore, the provisions of EITF 06-4 would not apply to a split-dollar insurance arrangement that provides a specified benefit to an employee that is limited to the employee's active service period with an employer. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The effect of initially applying the guidance would be accounted for as a cumulative-effect adjustment to beginning retained earnings with the option of retrospective application. The Company will be required to adopt EITF 06-4 on January 1, 2008 and is currently evaluating the impact of adopting the EITF on its financial position, results of operations, and liquidity.

Accounting for Uncertainty in Income Taxes: Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative-effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations.

The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company's financial position, results of operations, or liquidity. However, FIN 48 is expected to create greater volatility in the Company's effective tax rate in future periods. Upon adoption on January 1, 2007, unrecognized tax benefits related to uncertain tax positions totaled $7.7 million. Unrecognized tax benefits totaled $8.1 million at March 31, 2007. Interest related to the uncertain tax positions totaled $601,000 on January 1, 2007 and $781,000 at March 31, 2007. The Company recognizes this accrued interest in income tax expense. Interest recognized in first quarter 2007 was $180,000 and $64,000 for first quarter 2006. $5.6 million of the unrecognized tax benefits at March 31, 2007 would affect the Company's effective tax rate if recognized in future periods. The Company files income tax returns in the U.S. federal jurisdiction and in Illinois, Indiana and Iowa. The Company is no longer subject to examinations by U.S. federal, Indiana and Iowa tax authorities for years prior to 2003 or by Illinois tax authorities for years prior to 2002.

Accounting for Servicing of Financial Assets: Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, which requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. Upon adoption on January 1, 2007, the Company elected fair value as the measurement method for residential real estate mortgage servicing rights. The adoption of this statement did not have a material impact on the Company's financial position, results of operation or liquidity. Refer to Note 5, "Securitizations and Mortgage Servicing Rights," for additional information regarding the Company's servicing assets.

Accounting for Certain Hybrid Financial Instruments: Effective January 1, 2007, the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 and 140, which simplifies the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting, but not requiring, these hybrid financial instruments to be carried at fair value. This statement also establishes a requirement to evaluate interests in securitized financial assets, including collateralized mortgage obligations and mortgage-backed securities, to identify embedded derivatives that would need to be separately accounted for from the financial asset.

In January 2007, the FASB issued Derivatives Implementation Group Issue No. B40 addressing application of SFAS No. 155 to collateralized mortgage obligations and mortgage-backed securities, exempting those that are pre-payable and purchased at a discount after the adoption of SFAS No. 155 from the bifurcation rules. Based on the FASB's conclusions regarding the applicability of SFAS No. 155 to collateralized mortgage obligations and mortgage-backed securities, management does not believe that the implementation issue will have a significant impact to its financial position or results of operations. The adoption of SFAS No. 155 on January 1, 2007 did not have a material impact on the Company's financial position, results of operation, or liquidity.

3. SECURITIES

Securities Available for Sale, Held to Maturity, and Trading
(Dollar amounts in thousands)
	March 31, 2007				December 31, 2006

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Available for Sale
U.S. Treasury	$3,019	$-	$-	$3,019	$3,017	$-	$(2)	$3,015
U.S. Agency	61,917	287	(19)	62,185	66,796	209	(46)	66,959
Collateralized mortgage obligations	703,799	906	(9,493)	695,212	756,890	948	(12,511)	745,327
Other mortgage- backed	404,258	3,313	(5,503)	402,068	407,198	2,887	(6,313)	403,772
State and municipal	921,567	6,168	(4,676)	923,059	1,007,761	9,917	(5,562)	1,012,116
Other	214,559	752	(4,479)	210,832	212,056	779	(1,350)	211,485

Total	$2,309,119	11,426	$(24,170)	$2,296,375	$2,453,718	$14,740	$(25,784)	$2,442,674

Securities Held to Maturity

State and municipal	$103,697	$255	$(1)	$103,951	$91,380	$227	$(5)	$91,602

Total	$103,697	$255	$(1)	$103,951	$91,380	$227	$(5)	$91,602

Trading Account Securities				$16,708				$15,878

At March 31, 2007, gross unrealized gains in the securities available for sale portfolio totaled $11.4 million, and gross unrealized losses totaled $24.2 million, resulting in a net unrealized depreciation of $12.8 million. The unrealized loss on securities in an unrealized loss position for greater than 12 months totaled $22.1 million, all of which represent securities issued or guaranteed by U.S. Government-sponsored enterprises or securities with investment grade credit ratings. Management does not believe any individual unrealized loss as of March 31, 2007 represents an other-than-temporary impairment. The Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost, or to maturity.

Trading securities held by the Company represent diversified investment securities held in a grantor trust ("rabbi trust") under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Net unrealized gains on trading securities included in other noninterest income on the Consolidated Statements of Income totaled $324,000 in first quarter 2007 and $548,000 in first quarter 2006.

4. LOANS

Loan Portfolio
(Dollar amounts in thousands)
	March 31, 2007	December 31, 2006

Commercial and industrial	$1,541,544	$1,547,081
Agricultural	175,554	158,305
Real estate - commercial	1,858,557	1,852,557
Real estate - construction	589,549	583,761
Consumer	616,927	651,776
Real estate - 1-4 family	211,489	215,464

Total loans	$4,993,620	$5,008,944

Total loans reported are net of deferred loan fees of $7.9 million as of March 31, 2007 and $7.8 million as of December 31, 2006 and include overdrawn demand deposits totaling $11.3 million as of March 31, 2007 and $6.9 million as of December 31, 2006.

The Company primarily lends to small to mid-sized businesses and consumers in the market areas in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower. The Company believes that such diversification reduces its exposure to economic downturns that may occur in different segments of the economy or in different industries. As of March 31, 2007 and December 31, 2006, there were no significant loan concentrations with any single borrower, industry, or geographic segment.

It is the Company's policy to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral to obtain prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws and the Company's lending standards and credit monitoring procedures.

5. SECURITIZATIONS AND MORTGAGE SERVICING RIGHTS

In June 2006, the Company securitized $106.0 million of real estate 1-4 family loans, converting the loans into mortgage-backed securities issued through the Federal Home Loan Mortgage Corporation. Accordingly, the securitized amounts were reclassified from loans to securities available for sale. The Company retained servicing responsibilities for the mortgages supporting these securities and collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. The Company also services loans from prior securitizations and services loans for which the servicing was acquired as part of a 2006 bank acquisition. Mortgage loans serviced for and owned by third parties are not included in the Consolidated Statements of Condition. The unpaid principal balance of these loans totaled $186.2 million as of March 31, 2007 and $193.9 million as of December 31, 2006. The Company has no recourse for credit losses on the loans securitized in 2006 or the loans previously serviced by the acquired bank but retains limited recourse, through November 30, 2011, for credit losses on $17.1 million of loans securitized in 2004. The dollar amount of the potential recourse to the Company is capped at $2.2 million based on a certain percentage of the initial balance of the loans for which recourse exists. The liability for the expected costs related to this recourse agreement totaled $148,000 as of March 31, 2007 and December 31, 2006.

Changes in Fair Value of Mortgage Servicing Rights

(Dollar amounts in thousands)
	Quarters Ended March 31,

	2007	2006

Balance at beginning of period	$2,613	$638
Servicing assets of acquired bank	-	884
Changes in fair value:
Due to changes in valuation inputs and assumptions (1)	(205)	-
Other changes in fair value (2)	(107)	-
Amortization	-	(37)

Balance at end of period	$2,301	$1,485

Contractual servicing fee earned during the period	$127	$40

(1)	Principally reflects changes in prepayment speed assumptions.
(2)	Primarily represents changes in expected cash flows over time due to payoffs and paydowns.

Prior to January 1, 2007, all mortgage servicing rights retained by the Company in a sale or securitization of loans were reported at the lower of amortized cost or fair value. Mortgage servicing rights were initially capitalized based on allocating the previous carrying amount of the assets sold or securitized between the assets sold and the retained interests based on their relative fair values on the date of sale or securitization. On a quarterly basis, the Company evaluated its capitalized mortgage servicing rights for impairment based on their current fair value and determined no impairment existed.

Effective January 1, 2007, the Company adopted the provisions of SFAS No. 156 and elected to apply the fair value measurement method to account for its pre-existing mortgage servicing assets. Upon adoption, there was no cumulative-effect adjustment recognized in retained earnings, as the carrying value of mortgage servicing rights approximated its fair value. Under the fair value method, the Company initially records any mortgage servicing rights acquired after adoption of SFAS No. 156 at their estimated fair value in other assets in the Consolidated Statements of Condition. Fair value is subsequently determined by estimating the present value of the future cash flows associated with the mortgage loans serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights at March 31, 2007 include weighted-average prepayment speeds of 12.4% and weighted-average discount rates of 11.7%. The Company uses market-based data for assumptions related to the valuation of mortgage servicing rights. The net loss recognized due to the change in fair value of mortgage servicing rights totaled $312,000 for the quarter ended March 31, 2007. Both the net impact of changes in the fair value of mortgage servicing rights and contractual servicing fees are reported in other service charges, commissions, and fees in the Company's Consolidated Statements of Income.

6. RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve for Loan Losses
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2007	2006

Balance at beginning of period	$62,370	$56,393
Loans charged-off	(3,409)	(2,077)
Recoveries of loans previously charged-off	479	512

Net loans charged-off	(2,930)	(1,565)
Provision for loan losses	2,960	1,590
Reserve of acquired bank	-	5,902

Balance at end of period	$62,400	$62,320

A portion of the Company's reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets.

Impaired, Nonaccrual, and Past Due Loans
(Dollar amounts in thousands)
	March 31, 2007	December 31, 2006
	March 31, 2006	December 31, 2005

Nonaccrual loans:
Impaired loans with valuation reserve required (1)	$2,436	$5,103
Impaired loans with no valuation reserve required	11,368	7,601

Total impaired loans	13,804	12,704
Other nonaccrual loans (2)	3,778	3,505

Total nonaccrual loans	$17,582	$16,209

Loans past due 90 days and still accruing interest	$15,603	$12,810
Valuation reserve related to impaired loans	1,937	3,594

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.
(2)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

The average recorded investment in impaired loans was $13.3 million for first quarter 2007 and $11.9 million for first quarter 2006. Interest income recognized on impaired loans was $20,000 for first quarter 2007 and $23,000 for first quarter 2006. Interest income recognized on impaired loans is recorded using the cash basis of accounting. As of March 31, 2007, the Company had $29,000 of additional funds committed to be advanced in connection with impaired loans.

7. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Share
(Amounts in thousands, except per share data)
	Quarters Ended March 31,

	2007	2006

Net income	$29,029	$25,768

Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	49,921	46,532
Dilutive effect of stock options	378	347
Dilutive effect of non-vested restricted stock awards	23	-

Diluted average common shares outstanding	50,322	46,879

Basic earnings per share	$0.58	$0.55
Diluted earnings per share	0.58	0.55

8. PENSION PLAN

Net Periodic Benefit Pension Expense
(Dollar amounts in thousands)
	Quarters Ended March 31,

	2007	2006

Components of net periodic benefit cost:
Service cost	$1,166	$1,237
Interest cost	914	671
Expected return on plan assets	(1,106)	(861)
Recognized net actuarial loss	225	276
Amortization of prior service cost	1	1

Net periodic cost	$1,200	$1,324

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)
	March 31, 2007	December 31, 2006

Commitments to extend credit:
Home equity lines	$311,407	$314,714
All other commitments	1,168,500	1,135,237
Letters of credit:
Standby	153,181	170,740
Commercial	2,227	2,281
Recourse on assets securitized	17,094	17,771

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party and are most often issued in favor of a municipality where construction is taking place to ensure the borrower adequately completed the construction. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party. This type of letter of credit is issued through a correspondent bank on behalf of a customer who is involved in an international business activity such as the importing of goods.

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements is equal to the contractual amount of the commitment. The carrying value of the Company's standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $848,000 as of March 31, 2007 and $837,000 as of December 31, 2006. As of March 31, 2007, standby letters of credit had a remaining weighted-average term of approximately 11.9 months, with remaining actual lives ranging from less than 1 year to 8.3 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

For a discussion on recourse on assets securitized, refer to Note 5, "Securitizations and Mortgage Servicing Rights."

Legal Proceedings

At March 31, 2007, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of March 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of the Company's results of operations and financial condition for the quarters ended March 31, 2007 and 2006. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as the Company's 2006 Annual Report on Form 10-K. Results of operations for the quarter ended March 31, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that management believes are the most important to the Company's financial position and results of operations. Application of critical accounting policies requires management to make estimates, assumptions, and judgments based on information available at the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

The Company has numerous accounting policies, of which the most significant are presented in Note 1, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of the Company's 2006 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that its accounting policies with respect to the reserve for loan losses and income taxes are the accounting areas requiring subjective or complex judgments that are most important to the Company's financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

Reserve for Loan Losses

Determination of the reserve is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the reserve, while recoveries of amounts previously charged-off are credited to the reserve. Additions to the reserve for loan losses are charged to operating expense through the provision for loan losses. The amount charged to operating expense in any given year is dependent upon a number of factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and the Company's assessment of the reserve for loan losses. For a full discussion of the Company's methodology of assessing the adequacy of the reserve for loan losses, see Note 1, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of the Company's 2006 Annual Report on Form 10-K.

Income Taxes

The Company determines its income tax expense based on management's judgments and estimates regarding permanent differences in the treatment of specific items of income and expense for financial statement and income tax purposes. These permanent differences result in an effective tax rate, which differs from the federal statutory rate. In addition, the Company recognizes deferred tax assets and liabilities, recorded in the Consolidated Statements of Condition, based on management's judgments and estimates regarding timing differences in the recognition of income and expenses for financial statement and income tax purposes.

The Company must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. As of March 31, 2007, the Company had a valuation allowance of $3.5 million for certain state tax credits and state net operating loss carryforwards that are not expected to be fully realized. Although the Company has determined a valuation allowance is not required for any other deferred tax assets, there is no guarantee that those assets will be recognizable. For additional discussion of income taxes, see Note 1, "Summary of Significant Accounting Policies," and Note 16, "Income Taxes," to the Consolidated Financial Statements of the Company's 2006 Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

The following is a statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"): The Company and its representatives may, from time to time, make written or oral statements that are intended to qualify as "forward-looking" statements under the PSLRA and provide information other than historical information, including statements contained in this Form 10-Q, the Company's 2006 Annual Report on Form 10-K, the Company's other filings with the Securities and Exchange Commission, or communications to its stockholders. These statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from any results, levels of activity, performance, or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below.

In some cases, the Company has identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "remains optimistic about," "expects," "should," "could," "seeks," "may," "will continue to," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends," or similar expressions identifying "forward-looking statements" within the meaning of the PSLRA, including the negative of those words and phrases. These forward-looking statements are based on management's current views and assumptions regarding future events, future business conditions, and the outlook for the Company based on currently available information. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only at the date made.

In connection with the safe harbor provisions of the PSLRA, the Company is hereby identifying important factors that could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any forward-looking statements.

Among the factors that could have an impact on the Company's ability to achieve operating results and growth plan goals and the beliefs expressed or implied in forward-looking statements are:

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

* The failure of assumptions underlying the establishment of the reserve for loan losses and estimation of values of collateral and various financial assets and liabilities;

* Credit risks and risks from concentrations (by geographic area and by industry) within the Company's loan portfolio;

* The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company's markets or elsewhere providing similar services;

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

* The impact of liabilities arising from legal or administrative proceedings, enforcement of bank regulations, and enactment or application of securities regulations;

* Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, or operational limitations;

* Changes in federal and state tax laws or interpretations, including new taxes, changes affecting tax rates, income not subject to tax under existing law and interpretations, income sourcing, or consolidation/combination rules;

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

With respect to forward-looking statements set forth in the notes to consolidated financial statements, including those relating to contingent liabilities and legal proceedings, as well as in the Company's 2006 Annual Report on Form 10-K, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities, and the actions of plaintiffs, judges, and juries.

PERFORMANCE OVERVIEW

The Company's net income for the quarter ended March 31, 2007 increased to $29.0 million, up 12.7% as compared to $25.8 million in first quarter 2006. First quarter 2007 performance resulted in an annualized return on average assets of 1.42%, as compared to 1.44% for first quarter 2006, and an annualized return on average equity of 15.48%, as compared to 17.64% for first quarter 2006.

At March 31, 2007, the securities portfolio totaled $2.4 billion, decreasing $134.0 million from December 31, 2006. Given the flattened yield curve environment, the Company, over the course of 2006 and first quarter 2007, has chosen to use securities sales proceeds and cash flows to reduce higher-cost borrowings as opposed to reinvesting the proceeds in like securities.

Outstanding loans totaled $5.0 billion at both March 31, 2007 and December 31, 2006. As of March 31, 2007, corporate loans totaled $4.2 billion, up from $4.1 billion as of December 31, 2006, an increase of 0.6%, or 2.4% annualized. This increase primarily reflects growth in agricultural and commercial and construction real estate lending. Early commercial paydowns as well as declines in home equity lines and continued run off of the indirect consumer loan portfolio slowed overall loan growth.

Average deposits for first quarter 2007 totaled $6.0 billion, a decrease of 2.6% as compared to fourth quarter 2006 primarily due to lower levels of brokered deposits and seasonal declines in public fund balances, both of which were anticipated in conjunction with securities sales cashflows.

Net interest margin stabilized in first quarter 2007 at 3.53% as compared to 3.57% for fourth quarter 2006. Fee businesses, significantly in the trust and investment product lines, were strong while credit costs were lower than fourth quarter 2006.

Acquisition Activity

On March 31, 2006, the Company completed the acquisition of Bank Calumet, Inc. ("Bank Calumet"), a single bank holding company in a cash transaction valued at approximately $307 million. Bank Calumet provided retail and commercial banking services to customers through 30 full service locations predominantly in Lake County, Indiana, and the contiguous Illinois counties of Cook and Will. As a part of the acquisition, the Company acquired $676.4 million in loans and $940.0 million in deposits. The results of operations of Bank Calumet are included in the Company's Consolidated Statements of Income effective with second quarter 2006. Therefore, Bank Calumet net income, average assets, and average liabilities for first quarter 2006 are not included in the Company's totals for first quarter 2006, complicating year to year comparisons.

Business Outlook

The Company's performance for 2007 is predicated on the execution of its sales plan as well as market and credit quality conditions remaining relatively unchanged from first quarter 2007 levels. The Company believes that it is well positioned for continued performance improvement because it operates in strong markets with favorable business fundamentals. The Company expects continued economic expansion in the markets it serves, which should generate a greater demand for the Company's products and services. The competition for bank products and services remains high in the Chicago metropolitan area as competitors pursue customer growth in a challenging interest rate environment. The Company continues to believe it can compete successfully because of the high quality of its products and services, its unique relationship-based approach to banking, and its knowledge of and commitment to the communities it serves.

While net interest margin has remained under pressure over the past year, it appears to have stabilized. The Company's actual net interest margin performance will depend upon a number of factors, such as the growth in interest-earning assets, the Company's mix of assets and liabilities, the pace and timing of changes in interest rates, and the shape of the interest rate yield curve.

Overall 2007 performance is expected to benefit from the strength of the Company's balance sheet, sales platform, and credit culture. Corporate loan and retail transactional deposit growth, stable credit costs, increased fee-based revenues, diligent expense management, and the prudent administration of the Company's securities portfolio are expected to continue to mitigate the impact of net margin pressures.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income represents the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total average interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in the "Notes to Consolidated Financial Statements" contained in the Company's 2006 Annual Report on Form 10-K.

For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. Although the Company believes that these non-GAAP financial measures enhance investors' understanding of the Company's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The effect of such adjustment is presented in the following table.

Table 1
Effect of Tax-Equivalent Adjustment
(Dollar amounts in thousands)
	Quarters Ended March 31,

	2007	2006	% Change

Net interest income (GAAP)	$60,370	$57,465	5.1
Tax-equivalent adjustment	5,430	5,154	5.4

Tax-equivalent net interest income	$65,800	$62,619	5.1

The $3.1 million increase in tax-equivalent net interest income for first quarter 2007 was driven by a $808.7 million increase in interest-earning assets compared to first quarter 2006, primarily due to the 2006 Bank Calumet acquisition. Net interest margin for first quarter 2007 was 3.53%, down 23 basis points from 3.76% for first quarter 2006 and down 4 basis points in comparison to 3.57% for fourth quarter 2006. The year-over-year decline stems from the combined negative impact of comparatively higher short-term interest rates on deposit and borrowing costs, a change in deposit mix, and a much smaller rise in long-term interest rates on new and repricing assets. The modest change in net interest margin from fourth quarter 2006 reflected deposit shifts to higher-cost categories, which were partially offset by higher variable-rate asset yields. The Company believes this change from fourth quarter 2006 represents the final stage of the lagging effects of internal disintermediation between transaction accounts and higher-yielding liabilities.

Table 2 summarizes the changes in the Company's average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 2007 and 2006. This table also details increases and decreases in income and expense for each of the Company's major categories of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 1 above.

As shown in Table 2, first quarter 2007 tax-equivalent interest income improved $20.3 million as compared to first quarter 2006, benefiting from increases in interest rates on interest-earning assets, growth in the securities and loan portfolios, and additional interest income earned on the $1.0 billion in interest-earning assets acquired as part of the 2006 Bank Calumet acquisition. First quarter 2007 interest expense increased $17.2 million as compared to first quarter 2006, primarily due to $856.5 million in liabilities acquired as part of the 2006 Bank Calumet acquisition, the impact of higher short-term interest rates on repricing borrowed funds and time deposits, and the shift in balances from lower-costing transactional deposits to higher-costing time deposits.

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

While net interest margin has remained under pressure over the past year, it appears to have stabilized. Given management's expectation for asset and liability growth as well as a stable funding mix and rate environment, net interest margin is expected to be in the range of 3.60% to 3.65% for full year 2007.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Quarters Ended March 31, 2007 and 2006

	Average Balances			Average Interest Rates Earned/Paid				Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2007	2006	Increase (Decrease)	2007	2006	Basis Points Inc/(Dec)		2007	2006	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$12,661	$10,883	$1,778	5.29%	4.25%		104	$165	$114	$51	$21	$30	$51
Mortgages held for sale	2,933	2,970	(37)	6.22%	6.14%		8	45	45	-	-	-	-
Trading account securities	16,147	-	16,147	1.56%	0.00%		156	63	-	63	63	-	63
Securities available for sale	2,370,251	2,293,216	77,035	5.54%	5.38%		16	32,812	30,846	1,966	1,052	914	1,966
Securities held to maturity	95,040	75,792	19,248	6.84%	6.55%		29	1,625	1,242	383	327	56	383
Loans:
Commercial and industrial	1,530,505	1,138,473	392,032	7.59%	6.79%		80	28,645	19,063	9,582	7,140	2,442	9,582
Agricultural	176,153	132,028	44,125	7.13%	6.42%		71	3,096	2,090	1,006	757	249	1,006
Real estate - commercial	1,871,743	1,771,756	99,987	7.24%	6.90%		34	33,399	30,127	3,272	1,745	1,527	3,272
Real estate - construction	558,094	426,382	161,712	8.31%	8.71%		(40)	12,055	9,156	2,899	3,293	(394)	2,899
Consumer	633,988	707,027	(73,039)	7.57%	6.81%		76	11,834	11,874	(40)	511	(551)	(40)
Real estate - 1-4 family	213,484	143,818	69,666	6.23%	5.98%	25	25	3,280	2,122	1,158	1,067	91	1,158

Total loans	5,013,967	4,319,484	694,483	7.47%	6.99%		48	92,309	74,432	17,877	14,513	3,364	17,877

Total interest-earning assets	$7,510,999	$6,702,345	$808,654	6.83%	6.43%		40	$127,019	$106,679	$20,340	$15,976	$4,364	$20,340

Savings deposits	$705,543	$560,364	$145,179	1.23%	0.63%		60	$2,147	$864	$1,283	$270	$1,013	$1,283
NOW accounts	870,064	774,166	95,898	1.45%	1.44%		1	3,104	2,750	354	342	12	354
Money market deposits	862,452	717,199	145,253	3.37%	2.93%		44	7,177	5,179	1,998	1,140	858	1,998
Time deposits	2,498,443	2,149,476	348,967	4.82%	3.71%		111	29,699	19,675	10,024	3,530	6,494	10,024
Borrowed funds	1,227,797	1,303,041	(75,244)	5.07%	4.12%		95	15,349	13,228	2,121	(705)	2,826	2,121
Subordinated debt	228,667	142,236	86,431	6.64%	6.74%		(10)	3,743	2,364	1,379	1,414	(35)	1,379
										17,159
Total interest-bearing liabilities	$6,392,966	$5,646,482	$746,484	3.88%	3.16%		72	$61,219	$44,060	$17,159	$5,991	$11,168	$17,159

Net interest margin / income				3.53%	3.76%		(23)	$65,800	$62,619	$3,181	$9,985	$(6,804)	$3,181

	2007	2006

Net Interest Margin Trend By Quarter	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	6.83%	6.81%	6.79%	6.62%	6.43%
Rates paid on interest-bearing liabilities	3.88%	3.79%	3.60%	3.38%	3.16%
Net interest margin	3.53%	3.57%	3.69%	3.70%	3.76%

Noninterest Income

The Company's total noninterest income for first quarter 2007 increased by $7.3 million, or 34.3%, from first quarter 2006, primarily due to $3.4 million in security gains, stronger fee-based revenues, and higher revenue from corporate owned life insurance. For first quarter 2007, fee-based revenues were up $4.4 million, or 24.8%, as compared to first quarter 2006, with approximately $3.2 million of this increase attributable to revenues generated from services provided to customers within the former Bank Calumet market (primarily Northwest Indiana) and the remainder reflecting comparatively higher service charges on deposit accounts and card-based revenues.

Table 3

Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2007	2006	% Change

Service charges on deposit accounts	$9,587	$7,624	25.7
Trust and investment management fees	3,790	3,172	19.5
Other service charges, commissions, and fees	5,159	4,465	15.5
Card-based fees	3,711	2,569	44.5

Subtotal fee-based revenues	22,247	17,830	24.8
Corporate owned life insurance	1,911	1,504	27.1
Other income	1,098	1,669	(34.2)

Subtotal	25,256	21,003	20.2
Security gains, net	3,444	369	833.3

Total noninterest income	$28,700	$21,372	34.3

Service charges on deposit accounts increased $2.0 million in first quarter 2007 as compared to first quarter 2006 primarily as a result of fees received for services rendered to customers within the former Bank Calumet market. Card-based fees for first quarter 2007 increased 44.5% from first quarter 2006, with most of the increase related to higher usage. Trust and investment management fees increased 19.5%, primarily reflecting $924.9 million of additional trust assets under management acquired as part of the 2006 Bank Calumet acquisition. The 27.1% increase in income derived from corporate owned life insurance was largely due to the purchase of $15.0 million in additional investments at the end of first quarter 2006, as well as an increase in interest rates earned on the underlying investments.

For a discussion on net security gains, see the section titled "Investment Portfolio Management."

Noninterest Expense

Noninterest expense increased $4.4 million, or 10.2%, for first quarter 2007 as compared to first quarter 2006 largely as a result of increased costs associated with the operation of 30 additional branches resulting from the 2006 Bank Calumet acquisition, including higher employee-related expenses and increased net occupancy and equipment costs.

Table 4
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2007	2006	% Change

Compensation expense:
Salaries and wages	$20,803	$18,743	11.0
Retirement and other employee benefits	6,747	6,889	(2.1)

Total compensation expense	27,550	25,632	7.5
Net occupancy expense	5,502	4,458	23.4
Equipment expense	2,626	2,131	23.3
Technology and related costs	1,708	1,444	18.3
Professional services	2,102	2,177	(3.4)
Advertising and promotions	1,012	1,383	(26.8)
Merchant card expense	1,550	1,243	24.7
Other expenses	6,105	5,244	16.4

Total noninterest expense	$48,155	$43,712	10.2

Efficiency ratio	52.2%	51.5%

Salaries and wages and retirement and other employee benefits increased $2.0 million, or 7.5% in first quarter 2007 compared to first quarter 2006 primarily as a result of adding 380 full-time-equivalent employees in second quarter 2006 to operate the former Bank Calumet branch offices as well as annual general merit increases. The $1.0 million increase in net occupancy expense in first quarter 2007 was primarily due to the operation of the 30 branches obtained through the 2006 Bank Calumet acquisition. Advertising expense decreased $371,000, or 26.8%, in first quarter 2007 as compared to first quarter 2006 as certain marketing initiatives for first quarter 2007 were deferred until subsequent quarters. Merchant card expense increased 24.7% in first quarter 2007 as a direct result of the increase in card-based fees. Other expenses increased by $861,000 in first quarter 2007 as compared to first quarter 2006 primarily due to $546,000 in higher core deposit amortization expense associated with the 2006 Bank Calumet acquisition.

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income. The Company's efficiency ratio was 52.2% for first quarter 2007, as compared to 51.5% for first quarter 2006.

Income Taxes

The Company's accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in Notes 1 and 16 to the Consolidated Financial Statements of the Company's 2006 Annual Report on Form 10-K.

Income tax expense totaled $8.9 million for first quarter 2007 as compared to $7.8 million for first quarter 2006, reflecting a $4.4 million increase in pre-tax income and higher effective income tax rate of 23.5% for first quarter 2007 as compared to 23.2% for first quarter 2006. The increase in effective tax rate was primarily attributable to a decrease in tax-exempt income earned on state and municipal securities.

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

The Company adjusts the size and composition of its securities portfolio according to a number of factors, including expected loan growth, anticipated changes in collateralized public funds on account, the interest rate environment, and the relative value of various segments of the securities markets.

Table 5

Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	At March 31, 2007			At December 31, 2006

	Market Value	Amortized Cost	% of Total	Market Value	Amortized Cost	% of Total	% Change in Market Value

Available for Sale
U.S. Treasury securities	$3,019	$3,019	0.1	$3,015	$3,017	0.1	-
U.S. Agency securities	62,185	61,917	2.5	66,959	66,796	2.6	(7.1)
Collateralized mortgage obligations	695,212	703,799	29.3	745,327	756,890	29.8	(6.7)
Other mortgage-backed securities	402,068	404,258	16.7	403,772	407,198	16.0	(0.4)
State and municipal securities	923,059	921,567	38.2	1,012,116	1,007,761	39.6	(8.8)
Other securities	210,832	214,559	8.9	211,485	212,056	8.3	(0.3)

Total available for sale	2,296,375	2,309,119	95.7	2,442,674	2,453,718	96.4	(6.0)

Held to Maturity
State and municipal securities	103,951	103,697	4.3	91,602	91,380	3.6	13.5

Total held to maturity	103,951	103,697	4.3	91,602	91,380	3.6	13.5

Total securities	$2,400,326	$2,412,816	100.0	$2,534,276	$2,545,098	100.0	(5.3)

	At March 31, 2007			At December 31, 2006

	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity

Available for Sale
U.S. Treasury securities	1.35%	1.50	5.19%	1.35%	1.50	5.12%
U.S. Agency securities	1.21%	1.73	5.42%	1.36%	1.83	5.44%
Collateralized mortgage obligations	2.18%	2.61	4.70%	2.35%	2.76	4.72%
Other mortgage-backed securities	3.41%	4.53	5.44%	3.42%	4.55	5.41%
State and municipal securities	4.84%	8.32	6.27%	4.94%	8.55	6.27%
Other securities	0.20%	6.59	5.61%	0.20%	6.68	5.67%

Total available for sale	3.34%	5.54	5.56%	3.47%	5.72	5.57%

Held to Maturity
State and municipal securities	0.89%	1.31	7.16%	2.57%	5.29	7.01%

Total held to maturity	0.89%	1.31	7.16%	2.57%	5.29	7.01%

Total securities	3.24%	5.36	5.63%	3.44%	5.70	5.63%

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

At March 31, 2007, the securities portfolio totaled $2.4 billion, decreasing $134.0 million from December 31, 2006. Given the flattened yield curve environment, the Company, over the course of 2006 and first quarter 2007, has chosen to use securities sales proceeds and cash flows to reduce higher-cost borrowings as opposed to reinvesting the proceeds in like securities. As anticipated, market conditions afforded the Company an opportunity to sell $101.2 million of securities during the first quarter of 2007, resulting in a realized gain of $3.4 million.

As of March 31, 2007 gross unrealized gains in the securities available for sale portfolio totaled $11.4 million, and gross unrealized losses totaled $24.2 million, resulting in a net unrealized depreciation of $12.8 million. The unrealized loss on securities in an unrealized loss position for greater than 12 months totaled $22.1 million, all of which represent securities issued or guaranteed by U.S. Government-sponsored agencies or securities with investment grade credit ratings. Management does not believe any individual unrealized loss as of March 31, 2007 represents an other-than-temporary impairment. The Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost, or to maturity.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Table 6

Loan Portfolio
(Dollar amounts in thousands)
	March 31, 2007	% of Total	December 31, 2006	% of Total	% Change

Commercial and industrial	$1,541,544	30.9	$1,547,081	30.9	(0.4)
Agricultural	175,554	3.5	158,305	3.2	10.9
Real estate - commercial	1,858,557	37.2	1,852,557	37.0	0.3
Real estate - construction	589,549	11.8	583,761	11.6	1.0

Subtotal - corporate loans	4,165,204	83.4	4,141,704	82.7	0.6

Direct installment	74,183	1.5	78,049	1.5	(5.0)
Home equity	478,626	9.6	495,079	9.9	(3.3)
Indirect installment	64,118	1.3	78,648	1.6	(18.5)
Real estate - 1-4 family	211,489	4.2	215,464	4.3	(1.8)

Subtotal - consumer loans	828,416	16.6	867,240	17.3	(4.5)

Total loans	$4,993,620	100.0	$5,008,944	100.0	(0.3)

Consumer loans excluding indirect installment	$764,298		$788,592		(3.1)
Total loans excluding indirect installment	$4,929,502		$4,930,296		(0.0)

Outstanding loans totaled $5.0 billion at both March 31, 2007 and December 31, 2006. As of March 31, 2007, corporate loans totaled $4.2 billion, up from $4.1 billion as of December 31, 2006, an increase of 0.6%, or 2.4% annualized. This increase primarily reflects growth in agricultural and commercial and construction real estate lending. Early commercial paydowns as well as declines in home equity lines and continued run off of the indirect consumer loan portfolio slowed overall loan growth. Improved growth in subsequent quarters is expected as sales pipelines stood at record high levels as of March 31, 2007.

Consumer loan balances as of March 31, 2007 decreased $38.8 million, or 4.5%, in comparison to December 31, 2006. Indirect installment loans decreased 18.5% from December 31, 2006, reflecting the Company's election in 2004 to cease its indirect auto lending activities. Other consumer loans as of March 31, 2007 decreased 3.1% as compared to December 31, 2006 primarily due to lower demand for home equity loans stemming from a declining housing market.

Reserve for Loan Losses

The Company maintains a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates. Management evaluates the sufficiency of the reserve for loan losses based upon the combined total of specific, historical loss, and general components. Management believes that the reserve for loan losses of $62.4 million is adequate to absorb credit losses inherent in the loan portfolio as of March 31, 2007.

For a summary of the changes in the reserve for loan losses during the quarter ended March 31, 2007 and 2006, refer to Note 6 of "Notes to Consolidated Financial Statements."

Table 7
Reserve for Loan Losses
(Dollar amounts in thousands)

	2007	2006

	March 31	December 31	September 30	June 30	March 31

For the period ended
Reserve for loan losses	$62,400	$62,370	$62,370	$62,359	$62,320
Total loans	4,993,620	5,008,944	5,069,554	5,041,345	5,042,135
Reserve for loan losses to loans	1.25%	1.25%	1.23%	1.24%	1.24%
Reserve for loan losses to nonperforming loans	355%	385%	357%	404%	363%
For the quarter ended
Provision for loan losses	$2,960	$3,865	$2,715	$2,059	$1,590
Net loans charged-off	2,930	3,865	2,704	2,053	1,565
Net loans charged-off to average loans, annualized	0.24%	0.30%	0.21%	0.16%	0.15%

At March 31, 2007, the Company's reserve for loan losses totaled $62.4 million as compared to $62.3 million as of March 31, 2006. The ratio of the reserve for loan losses to total loans as of March 31, 2007 was 1.25%, unchanged from December 31, 2006.

The provision for loan losses for first quarter 2007 increased to $3.0 million compared to $1.6 million in first quarter 2006. Total loans charged off, net of recoveries, were $2.9 million, or 0.24% of average loans, in first quarter 2007 and $1.6 million, or 0.15% of average loans, in first quarter 2006.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are discussed in Notes 1 and 6 to the Consolidated Financial Statements of the Company's 2006 Annual Report on Form 10-K.

Nonperforming Assets

Nonperforming assets include loans for which the accrual of interest has been discontinued, loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower's financial condition, and real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion of the Company's policy on accrual of interest on loans see Note 1 to the Consolidated Financial Statements of the Company's 2006 Annual Report on Form 10-K.

Loans past due 90 days and still accruing interest are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, in the process of collection, and reasonably expected to result in repayment or restoration to current status.

Table 8

Nonperforming Assets and Past Due Loans
(Dollar amounts in thousands)
	2007	2006

	March 31	December 31	September 30	June 30	March 31

Nonaccrual loans:
Commercial and industrial	$9,318	$8,803	$9,424	$9,841	$10,803
Real estate - commercial	3,946	3,181	4,747	2,513	2,478
Real estate - construction	540	720	559	559	559
Consumer	2,373	2,092	1,356	1,271	1,418
Real estate - 1-4 family	1,405	1,413	1,373	1,263	1,920

Total nonaccrual loans	17,582	16,209	17,459	15,447	17,178
Foreclosed real estate	3,195	2,727	4,088	4,195	4,033

Total nonperforming assets	20,777	18,936	21,547	19,642	21,211
90 days past due loans (still accruing interest)	15,603	12,810	11,296	14,185	10,693

Total nonperforming assets plus 90 days past due loans	$36,380	$31,746	$32,843	$33,827	$31,904

Nonperforming loans to total loans	0.35%	0.32%	0.34%	0.31%	0.34%
Nonperforming assets to total loans plus foreclosed real estate	0.42%	0.38%	0.42%	0.39%	0.42%
Nonperforming assets plus 90 days past due loans to total loans plus foreclosed real estate	0.73%	0.63%	0.65%	0.67%	0.63%

The Company's overall credit quality remains solid. The Company has no direct exposure to sub-prime mortgage lending products. At March 31, 2007, nonperforming assets represented 0.42% of loans plus foreclosed real estate, as compared to 0.38% at December 31, 2006. As of March 31, 2007, nonperforming assets totaled $20.8 million as compared to $18.9 million at year-end 2006 and $21.2 million as of March 31, 2006. Subsequent to March 31, 2007, a single $1.4 million nonaccrual loan was paid in full, thereby reducing the increase from December 31, 2006. Ninety day past due loans increased by $2.8 million from December 31, 2006 to March 31, 2007.

The Company's disclosure with respect to impaired loans is contained in Note 6 of "Notes to Consolidated Financial Statements."

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended March 31, 2007, December 31, 2006, and March 31, 2006. The Company believes that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

Table 9

Funding Sources - Average Balances
(Dollar amounts in thousands)
	Quarters Ended			% Change

	March 31, 2007	December 31, 2006	March 31, 2006	03/31/07 vs. 12/31/06	03/31/07 vs. 03/31/06

Demand deposits	$1,056,880	$1,086,979	$931,104	(2.8%)	13.5%
Savings deposits	705,543	679,681	560,364	3.8%	25.9%
NOW accounts	870,064	936,793	774,166	(7.1%)	12.4%
Money market accounts	862,452	882,627	717,199	(2.3%)	20.3%

Transactional deposits	3,494,939	3,586,080	2,982,833	(2.5%)	17.2%

Time deposits	2,176,775	2,186,542	1,798,244	(0.4%)	21.1%
Brokered deposits	321,668	381,575	351,232	(15.7%)	(8.4%)

Total time deposits	2,498,443	2,568,117	2,149,476	(2.7%)	16.2%

Total deposits	5,993,382	6,154,197	5,132,309	(2.6%)	16.8%

Repurchase agreements	423,632	507,930	402,786	(16.6%)	5.2%
Federal funds purchased	168,525	256,565	318,204	(34.3%)	(47.0%)
Federal Home Loan Bank ("FHLB") advances	635,640	500,875	581,718	26.9%	9.3%
Other borrowed funds	-	-	333	N/M	N/M

Total borrowed funds	1,227,797	1,265,370	1,303,041	(3.0%)	(5.8%)

Subordinated debt	228,667	228,746	142,236	0.0%	60.8%

Total funding sources	$7,449,846	$7,648,313	$6,577,586	(2.6%)	13.3%

Total average funding sources for first quarter 2007 increased $872.3 million from first quarter 2006 primarily due to $940.0 million of deposits and $99.6 million of borrowed funds obtained as a result of the 2006 Bank Calumet acquisition as well as $99.9 million of long-term, subordinated debt issued to partially fund the Bank Calumet acquisition.

Average deposits for first quarter 2007 totaled $6.0 billion, a decrease of 2.6% as compared to fourth quarter 2006 primarily due to lower levels of brokered deposits and seasonal declines in public fund balances, both of which were anticipated in conjunction with securities sales cashflows.

Total average borrowed funds for first quarter 2007 decreased $37.6 million from fourth quarter 2006. The declines in federal funds purchased and repurchase agreements were partially offset by an increase in Federal Home Loan Bank advances. As of March 31, 2007, period-end FHLB borrowings totaled $639.6 million, as compared to $569.7 million as of December 31, 2006. As of March 31, 2007, the weighted-average maturity of FHLB borrowings was 2.3 months with a weighted-average rate of 5.19%, as compared to a weighted-average maturity of 0.6 months and a weighted-average rate of 5.22% as of December 31, 2006.

MANAGEMENT OF CAPITAL

Stockholders' Equity

Stockholders' equity as of March 31, 2007 was $754.0 million as compared to $751.0 million as of December 31, 2006. Stockholders' equity as a percentage of assets was 9.2% as of March 31, 2007, up from 8.9% as of December 31, 2006. Book value per common share was $15.16, up from $15.01 at the end of 2006, with the increase attributable to a reduction is shares outstanding.

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

Table 10
Capital Measurements

				Regulatory
	March 31		December 31,	Minimum For

	2007	2006	2006	"Well Capitalized"

Regulatory capital ratios:
Total capital to risk-weighted assets	12.37%	11.06%	12.16%	10.00%
Tier 1 capital to risk-weighted assets	9.75%	8.51%	9.56%	6.00%
Tier 1 leverage to average assets	7.52%	7.78%	7.29%	5.00%
Tangible equity ratios:
Tangible equity to tangible assets	5.82%	4.67%	5.62%	(1)
Tangible equity, excluding other comprehensive income, to tangible assets	6.03%	4.94%	5.81%	(1)
Tangible equity to risk-weighted assets	7.47%	6.19%	7.32%	(1)

(1)

Ratio is not subject to formal FRB regulatory guidance. Tangible equity equals total equity less goodwill and other intangible assets, and tangible assets equals total assets less goodwill and other intangible assets. Internal guidelines provide for the ratio of tangible equity, excluding other comprehensive income, to tangible assets to be in the targeted range of 6.0% to 6.5%.

The Company's tangible capital ratio, which represents the ratio of stockholders' equity to total assets excluding intangible assets, stood at 5.82%, up from 5.62% as of December 31, 2006. Excluding other comprehensive losses, the tangible capital ratio stood at 6.03%, manifesting the Company's commitment to replenishing tangible capital following the first quarter 2006 acquisition of Bank Calumet.

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

The following table summarizes shares repurchased by the Company during the quarter ended March 31, 2007.

Table 11
Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program

January 1 - January 31, 2007	2,789	$37.56	1,700	2,053,366
February 1 - February 28, 2007	136,411	38.30	130,000	1,923,366
March 1 - March 31, 2007	209,189	36.96	208,000	1,715,366

Total	348,389	$37.49	339,700

(1)

Includes 1,700 shares purchased in private transactions and 8,689 shares acquired pursuant to the Company's share-based compensation plans. Under the terms of these plans, the Company accepts shares of common stock from employees if they decide to transfer to the Company previously-owned shares as payment for the exercise price of the stock options.

Dividends

The Company paid dividends of $0.295 per common share in first quarter 2007, up 7.3% from the quarterly dividend per share declared in first quarter 2006 of $0.275. The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share, was 50.9% for first quarter 2007 and 50.0% for first quarter 2006. The 2007 annualized indicated dividend of $1.18 represents an annualized dividend yield of 3.2% as of March 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is the Company's primary market risk and is the result of repricing, basis, and option risk. A description and analysis of the Company's interest rate risk management policies is included in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in the Company's 2006 Annual Report on Form 10-K.

The Company seeks to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Bank's Asset and Liability Management Committee ("ALCO") oversees financial risk management by developing programs to measure and manage interest rate risks within authorized limits set by the Bank's Board of Directors. ALCO also approves the Bank's asset/liability management policies, oversees the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviews the Bank's interest rate sensitivity position. Management uses net interest income and economic value of equity simulation modeling tools to analyze and capture near-term and long-term interest rate exposures.

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

The Company monitors and manages interest rate risk within approved policy limits. The Company's current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in interest rates as compared to net interest income in an unchanging interest rate environment. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon, assuming no change in current interest rates. As of December 31, 2006, the percent change expected assuming a gradual increase in interest rates was 10 basis points outside of policy. However, given then current market conditions as of December 31, 2006, the Bank's Board of Directors temporarily authorized operations outside of policy limits. As of March 31, 2007, the Company was operating within the policy limits.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates

	-200	+200	-200	+200	-300	+300

March 31, 2007:
Dollar change	$8,866	$(19,962)	$7,560	$(22,174)	$1,144	$(29,719)
Percent change	+3.3%	-7.4%	+2.8%	-8.2%	0.4%	-11.0%
December 31, 2006:
Dollar change	$10,625	$(21,739)	$7,371	$(22,872)	$691	$(30,395)
Percent change	+4.0%	-8.1%	+2.8%	-8.6%	+0.3%	-11.4%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.

At March 31, 2007, the Company's interest rate sensitivity profile, assuming a gradual upward change in rates, reflected a slightly less negative exposure to rising interest rates in comparison to December 31, 2006. Conversely, in a falling rate environment, the Company's exposure reflected a slightly less positive position as of March 31, 2007 in comparison to December 31, 2006. The exposure of net interest income to changes in interest rates is not significantly different from the exposure existent at December 31, 2006 as balance sheet changes that occurred since year-end 2006 did not meaningfully impact projected earnings under alternative rate scenarios.

Economic Value of Equity

In addition to the simulation analysis, management uses an economic value of equity sensitivity technique to understand the risk in both shorter- and long-term positions and to study the impact of long-term cash flows on earnings and capital. In determining the economic value of equity, the Company discounts present values of expected cash flows on all assets, liabilities, and off-balance sheet contracts under different interest rate scenarios. The discounted present value of all cash flows represents the Company's economic value of equity. Economic value of equity does not represent the true fair value of asset, liability, or derivative positions because certain factors are not considered, such as credit risk, liquidity risk, and the impact of future changes to the balance sheet. The Company's policy guidelines call for preventative measures to be taken in the event that an immediate increase or decrease in interest rates of 200 basis points is estimated to reduce the economic value of equity by more than 20%.

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates

	-200	+200

March 31, 2007:
Dollar change	$1,590	$(98,830)
Percent change	0.1%	-7.8%
December 31, 2006:
Dollar change	$(2,236)	$(107,298)
Percent change	-0.2%	-8.3%

As of March 31, 2007, the estimated sensitivity of the economic value of equity to changes in interest rates reflected a slightly less negative exposure to rising interest rates. Conversely, the estimated sensitivity of the economic value of equity to falling interest rates shifted from a negative to positive exposure. The change from December 31, 2006 is primarily due to a reduction in the securities portfolio, which caused a decrease in price volatility as duration shortened.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at March 31, 2007. The Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial condition of the Company.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company's risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006 other than as follows:

Various proposals relating to the taxation of businesses operating in Illinois have been introduced in the Illinois legislature. It is unclear what, if any, changes in the Illinois tax laws may be ultimately adopted and what impact that could have on the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Discussions regarding the purchase of securities by the issuer is located on page *28 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of stockholders during the first quarter of 2007.

Information regarding compensation paid to the named executive officers can be found in the Company's proxy statement dated April 6, 2007 and Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

In conjunction with approval of the revised employment agreements, the Board of Directors also approved updated indemnification agreements for the officers and directors of the Company and First Midwest Bank.

ITEM 5. OTHER INFORMATION

(a) As First Midwest Bancorp, Inc. (the "Company") previously reported in its proxy statement dated April 6, 2007 the Compensation Committee of the Board of Directors approved the renewal and revision of the Company's executive employment agreements following a year-long review. The Committee determined, as had been the case in prior years, that the terms of the agreements are consistent with competitive practice and important for attracting and retaining executive talent.

On May 4, 2007, First Midwest Bancorp, Inc. (the "Company") entered into a revised employment agreement with John M. O'Meara, President and Chief Executive Officer, Michael L. Scudder, Executive Vice President and Chief Financial Officer, Thomas J. Schwartz, Group President, Commercial Banking, First Midwest Bank, and Janet M. Viano, Group President, Retail Banking.

The Compensation Committee has approved four levels of employment agreements, the top three of which are applicable to the Company's named executive officers: Class I agreement - John M. O'Meara; Class IA agreement - Michael L. Scudder and Thomas J. Schwartz. Class II agreement: Janet Viano. The Class II agreement is also applicable to the other senior executive officers of the Company or First Midwest Bank.

The Agreements have an initial term of two years for Classes I and IA, and one year for Class II, and automatically renew, unless ninety days notice of non-renewal is provided to the other party. The employment agreements provide for the officer's position, compensation and benefits, including severance payments in the event of loss of position other than for cause. The agreements also impose confidentiality and non-solicitation obligations upon the officer. If an executive's employment is terminated prior to the expiration of the agreement or by the providing of notice of non-renewal, or if the executive is constructively discharged (for example, as a result of a material reduction in responsibilities or compensation, or other material breach of the agreement by the Company), the executive is entitled to a severance benefit of: twelve months base pay for Class I, nine months for Class IA, and six months base pay for Class II; a pro rata short-term bonus award; and a limited amount of health care benefits and outplacement counseling benefits. If the officer remains unemployed at the end of such time periods, an additional amount of limited severance pay and benefits may be provided at the discretion of the Compensation Committee.

Upon a change in control, as defined in the employment agreements, the term of each agreement is extended three or two years for Class I and IA, and II, respectively, from the date of the change in control. An officer who is terminated or constructively discharged following a change in control (including resignation after a one-year transition period) is entitled to a lump sum payment of the aggregate value (three, two-and-one-half, and two times such value for Classes I, IA and II, respectively) of the sum of the following benefits: severance pay (base salary and short-term bonus awards); perquisites to which the executive was entitled on the date of the change-in-control; a limited amount of group health care benefits; and contributions for benefits expected to be made to tax-qualified and nonqualified retirement plans. The agreement also entitles the executive to a limited amount of outplacement counseling and for a tax gross-up payment in the event the executive is subject to excise taxes following a change in control.

Information regarding compensation paid to the named executive officers can be found in the Company's proxy statement dated April 6, 2007 and Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

In conjunction with approval of the revised employment agreements, the Board of Directors also approved updated indemnification agreements for the officers and directors of the Company and First Midwest Bank.

The revised employment agreements and indemnity agreements are attached as Exhibits 10.4-10.7 to this Form 10-Q.

ITEM 6. EXHIBITS
Exhibit Number	Description of Documents

3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3 to the Quarterly Report on Form 10-Q dated March 31, 2002.

3.2	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3 to the Current Report on Form 8-K dated November 15, 2006.
10.1	Amendment and Waiver to the Revolving Credit Agreement by and between First Midwest Bancorp, Inc. and M&I Marshall & Illsley Bank.
10.2	Form of Letter Agreement for Nonqualified Stock Option Grant executed between the Company and the executive officers of the Company pursuant to the Company's Omnibus Stock and Incentive Plan.
10.3	Form of Letter Agreement for Nonqualified Stock Option Grant executed between the Company and the directors of the Company pursuant to the Company's Non-Employee Directors' Stock Option Plan.
10.4	Form of Indemnification Agreement executed between the Company and executive officers and directors of the Company.
10.5	Form of Class I Employment Agreement between the Company and John M. O'Meara.
10.6	Form of Class IA Employment Agreement between the Company and Michael L. Scudder and Thomas J. Schwartz.
10.7	Form of Class II Employment Agreement between the Company and certain executive officers.
10.8	Retirement and Consulting Agreements executed between the Company and former executive of the Company.
11

Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 7 of the Company's Notes to Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS" of this document.

15	Acknowledgment of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Report of Independent Registered Public Accounting Firm.
(1)	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ PAUL F. CLEMENS
Paul F. Clemens Senior Vice President, Chief Accounting Officer and Principal Accounting Officer*

Date: May 8, 2007

* Duly authorized to sign on behalf of the Registrant.