Form 10-Q
period 2007-06-30
FIRST MIDWEST BANCORP INC
filed 2007-08-09
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2007

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967

_______________

FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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
As of August 7, 2007, there were 49,296,907 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS
Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition	*3
	Consolidated Statements of Income	*4
	Consolidated Statements of Changes in Stockholders' Equity	*5
	Consolidated Statements of Cash Flows	*6
	Notes to Consolidated Financial Statements	*7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	*15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*30

Item 4.	Controls and Procedures	*32

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	*32

Item 1A.	Risk Factors	*32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*32

Item 3.	Defaults Upon Senior Securities	*33

Item 4.	Submission of Matters to a Vote of Security Holders	*33

Item 5.	Other Information	*33

Item 6.	Exhibits	*33

PART 1. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts and number of shares in thousands)
	June 30, 2007	December 31, 2006

	(Unaudited)
Assets
Cash and due from banks	$156,305	$209,825
Federal funds sold and other short-term investments	3,331	5,081
Mortgages held for sale	5,665	4,760
Trading account securities	17,403	15,878
Securities available-for-sale, at market value	2,183,450	2,442,674
Securities held-to-maturity, at amortized cost	104,152	91,380

Loans	4,909,858	5,008,944
Reserve for loan losses	(62,391)	(62,370)

Net loans	4,847,467	4,946,574

Premises, furniture, and equipment	128,448	126,677
Accrued interest receivable	52,079	54,015
Investment in corporate owned life insurance	199,396	196,598
Goodwill	262,196	262,195
Other intangible assets	28,251	30,463
Other assets	67,215	55,406

Total assets	$8,055,358	$8,441,526

Liabilities
Demand deposits	$1,070,528	$1,124,081
Savings deposits	765,910	684,599
NOW accounts	904,439	945,656
Money market deposits	908,143	854,780
Time deposits	2,165,724	2,558,100

Total deposits	5,814,744	6,167,216

Borrowed funds	1,172,190	1,182,268
Subordinated debt	226,118	228,674
Accrued interest payable	14,246	20,429
Other liabilities	87,000	91,925

Total liabilities	7,314,298	7,690,512

Stockholders' Equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 100,000 shares; issued 61,326 shares; outstanding: June 30, 2007 - 49,494 shares December 31, 2006 - 50,025 shares	613	613
Additional paid-in capital	205,836	205,044
Retained earnings	852,598	823,787
Accumulated other comprehensive loss, net of tax	(35,148)	(15,288)
Treasury stock, at cost: June 30, 2007 - 11,832 shares December 31, 2006 - 11,301 shares	(282,839)	(263,142)

Total stockholders' equity	741,060	751,014

Total liabilities and stockholders' equity	$8,055,358	$8,441,526

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Interest Income
Loans	$92,273	$90,512	$184,352	$164,827
Securities available-for-sale	26,810	30,911	54,894	57,097
Securities held-to-maturity	1,296	1,497	2,449	2,362
Federal funds sold and other short-term investments	292	130	565	289

Total interest income	120,671	123,050	242,260	224,575

Interest Expense
Deposits	41,593	36,546	83,720	65,014
Borrowed funds	14,363	16,842	29,712	30,070
Subordinated debt	3,751	3,704	7,494	6,068

Total interest expense	59,707	57,092	120,926	101,152

Net interest income	60,964	65,958	121,334	123,423

Provision for loan losses	1,761	2,059	4,721	3,649

Net interest income after provision for loan losses	59,203	63,899	116,613	119,774

Noninterest Income
Service charges on deposit accounts	11,483	10,847	21,070	18,471
Trust and investment management fees	3,916	3,695	7,706	6,867
Other service charges, commissions, and fees	6,099	4,837	11,258	9,302
Card-based fees	4,181	3,762	7,892	6,331

Subtotal fee-based revenue	25,679	23,141	47,926	40,971
Corporate owned life insurance income	1,982	1,940	3,893	3,444
Security gains, net	961	20	4,405	389
Other income	2,001	166	3,099	1,835

Total noninterest income	30,623	25,267	59,323	46,639

Noninterest Expense
Salaries and wages	22,656	19,963	43,459	38,706
Retirement and other employee benefits	6,352	7,076	13,099	13,965
Net occupancy expense	5,386	5,206	10,888	9,664
Equipment expense	2,590	2,705	5,216	4,836
Technology and related costs	1,849	1,838	3,557	3,282
Professional services	2,219	2,331	4,321	4,508
Advertising and promotions	1,541	2,620	2,553	4,003
Merchant card expense	1,728	1,360	3,278	2,603
Other expenses	6,416	8,891	12,521	14,135

Total noninterest expense	50,737	51,990	98,892	95,702

Income before income tax expense	39,089	37,176	77,044	70,711
Income tax expense	9,778	8,441	18,704	16,208

Net income	$29,311	$28,735	$58,340	$54,503

Per Share Data
Basic earnings per share	$0.59	$0.58	$1.17	$1.13
Diluted earnings per share	$0.59	$0.57	$1.16	$1.12
Cash dividends per share	$0.295	$0.275	$0.590	$0.550
Weighted average shares outstanding	49,617	49,896	49,768	48,224
Weighted average diluted shares outstanding	49,984	50,244	50,152	48,571

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)
(Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Balance at December 31, 2005	$569	$60,760	$762,575	$(8,284)	$(271,552)	$544,068
Comprehensive Income:
Net income	-	-	54,503	-	-	54,503
Other comprehensive (loss) income: (1)
Unrealized (losses) on securities	-	-	-	(25,101)	-	(25,101)
Unrealized gains on hedging activities activities	-	-	-	210	-	210

Total comprehensive income						29,612
Dividends declared ($0.55 per share)	-	-	(27,485)	-	-	(27,485)
Issuance of common stock	44	143,622	-	-	-	143,666
Purchase of treasury stock	-	-	-	-	(416)	(416)
Share-based compensation expense	-	1,396	-	-	-	1,396
Exercise of stock options	-	(1,554)	-	-	5,269	3,715
Treasury stock issued to benefit plans benefit	-	83	-	-	87	170
Other		212	-	-	-	212

Balance at June 30, 2006	$613	$204,519	$789,593	$(33,175)	$(266,612)	$694,938

Balance at December 31, 2006	$613	$205,044	$823,787	$(15,288)	$(263,142)	$751,014
Cumulative-effect for change in accounting for purchases of life insurance policies (2)	-	-	(209)	-	-	(209)

Adjusted balance at December 31, 2006	613	205,044	823,578	(15,288)	(263,142)	750,805
Comprehensive Income:
Net income	-	-	58,340	-	-	58,340
Other comprehensive loss: (1)
Unrealized gains on securities	-	-	-	(19,847)	-	(19,847)
Other	-	-	-	(13)	-	(13)

Total comprehensive income						38,480
Dividends declared ($0.59 per share)	-	-	(29,320)	-	-	(29,320)
Purchase of treasury stock	-	-	-	-	(25,166)	(25,166)
Share-based compensation expense	-	1,808	-	-	-	1,808
Exercise of stock options	-	(4)	-	-	4,543	4,539
Issuance of restricted shares, net of forfeiture	-	(1,017)	-	-	1,035	18
Treasury stock issued to (purchased for) benefit plans	-	5	-	-	(109)	(104)

Balance at June 30, 2007	$613	$205,836	$852,598	$(35,148)	$(282,839)	$741,060

(1)	Net of taxes and reclassification adjustments.
(2)	Refer to Note 2, "Recent Accounting Pronouncements," for additional details.

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)

	Six Months Ended June 30,

	2007	2006

Net cash provided by operating activities	$51,771	$35,273

Investing Activities
Securities available-for-sale:
Proceeds from maturities, repayments, and calls	155,518	265,248
Proceeds from sales	147,826	209,043
Purchases	(71,594)	(505,561)
Securities held-to-maturity:
Proceeds from maturities, repayments, and calls	16,289	35,166
Purchases	(28,994)	(60,162)
Net decrease (increase) in loans	90,556	(64,469)
Proceeds from claims on corporate owned life insurance	886	96
Purchases of corporate owned life insurance	-	(15,000)
Proceeds from sales of other real estate owned	3,050	1,753
Proceeds from sales of premises, furniture, and equipment	572	916
Purchases of premises, furniture, and equipment	(8,091)	(7,885)
Acquisitions, net of cash acquired	-	(220,967)

Net cash provided by (used in) investing activities	306,018	(361,822)

Financing Activities
Net (decrease) increase in deposit accounts	(352,472)	170,372
Net (decrease) increase in borrowed funds	(10,078)	18,425
Proceeds from the issuance of subordinated debt	-	99,887
Proceeds from the issuance of common stock	-	143,666
Purchases of treasury stock	(25,166)	(416)
Cash dividends paid	(29,476)	(26,238)
Exercise of stock options	3,773	2,850
Issuance of restricted shares, net of forfeiture	18	-
Excess tax benefit from exercise of nonqualified stock options	342	573

Net cash (used in) provided by financing activities	(413,059)	409,119

Net (decrease) increase in cash and cash equivalents	(55,270)	82,570
Cash and cash equivalents at beginning of period	214,906	158,677

Cash and cash equivalents at end of period	$159,636	$241,247

Supplemental Disclosures:
Noncash transfers of loans to foreclosed real estate	$3,830	$2,106
Dividends declared but unpaid	14,623	13,749
Noncash transfer of loans to securities available-for-sale	-	105,976

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company's 2006 Annual Report on Form 10-K ("2006 10-K").

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

U.S. GAAP requires management to make certain estimates and assumptions. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Defined Benefit Pension Plan: Effective December 31, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS No. 158"), that requires companies to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability on the balance sheet rather than being disclosed in the notes to the financial statements. The over-funded or under-funded status (asset or liability) would be measured as the difference between the fair value of plan assets and the projected benefit obligation for pensions and the accumulated postretirement benefit obligation for other postretirement benefits. Actuarial gains and losses and prior service costs and credits that arise subsequent to the effective date would be recognized, net of tax, as a component of other comprehensive income and would continue to be amortized into earnings in future periods as a component of net periodic benefit cost. Any remaining unrecognized net transition asset or obligation from the initial adoption of FASB Statements No. 87 and 106, net of tax, would be recognized in other comprehensive income rather than expense, and, as such, this is the only change, if applicable, that would alter the amount of expense recognized by an entity. In addition, employers are required to set the measurement date as of the balance sheet date, rather than having the option of any date up to three months prior to the fiscal year-end. Plan assets and obligations would not be required to be remeasured for interim period reporting. The requirement to recognize the funded status in the balance sheet was effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the balance sheet date is not effective until fiscal years ending after December 15, 2008. Since the Company already uses its December 31st fiscal year end as its measurement date, it adopted both the balance sheet recognition requirement and the measurement date requirement of SFAS No. 158 on December 31, 2006. For additional discussion regarding the adoption of SFAS No. 158 and its impact on the Company's financial position and results of operation, refer to Note 17, to the Consolidated Financial Statements on the Company's 2006 10-K.

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

The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company's financial position, results of operations, or liquidity. However, FIN 48 is expected to create greater volatility in the Company's effective tax rate in future periods. At adoption on January 1, 2007, the Company had $7.7 million in unrecognized tax benefits related to uncertain tax positions. Of this amount, $5.3 million would favorably affect the Company's effective tax rate if recognized in future periods. Interest related to the uncertain tax positions totaled $601,000 on January 1, 2007. The Company recognizes this accrued interest in income tax expense. There were no material changes to unrecognized tax benefits during the three and six month periods ending June 30, 2007. The Company files income tax returns in the U.S. federal jurisdiction and in Illinois, Indiana, and Iowa. The Company is no longer subject to examinations by U.S. federal, Indiana, or Iowa tax authorities for years prior to 2003 or by Illinois tax authorities for years prior to 2002.

Accounting for Servicing of Financial Assets: Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, which requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. In addition, this standard permits entities to choose between two alternatives, the amortization method or the fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. Upon adoption on January 1, 2007, the Company elected fair value as the measurement method for residential real estate mortgage servicing rights. The adoption of this statement did not have a material impact on the Company's financial position, results of operation, or liquidity. Refer to Note 5, "Securitizations and Mortgage Servicing Rights," for additional information regarding the Company's servicing assets.

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

Accounting for Certain Hybrid Financial Instruments: Effective January 1, 2007, the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS Nos. 133 and 140, which simplifies the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting, but not requiring, these hybrid financial instruments to be carried at fair value. This statement also establishes a requirement to evaluate interests in securitized financial assets, including collateralized mortgage obligations and mortgage-backed securities, to identify embedded derivatives that would need to be accounted for separately from the financial asset.

In January 2007, the FASB issued Derivatives Implementation Group Issue No. B40 ("DIG B40") addressing application of SFAS No. 155 to collateralized mortgage obligations and mortgage-backed securities, exempting those that are pre-payable and purchased at a discount after the adoption of SFAS No. 155 from the bifurcation rules. The adoption of SFAS No. 155 and the clarifying guidance under DIG B40 on January 1, 2007 did not have a material impact on the Company's financial position, results of operation, or liquidity.

Fair Value Option: In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Liabilities, that permits entities to irrevocably elect fair value to account for certain financial assets and financial liabilities, with the changes in fair value recognized in earnings as they occur. The main objectives of this statement are to (i) mitigate problems in determining reported earnings because some assets and liabilities are recorded at fair value while others are reported at cost; (ii) enable entities to reduce volatility by allowing entities that are ineligible for hedge accounting to mark the other side of the hedging transaction to market and thus create an accounting offset; (iii) make U.S. accounting standards more consistent with international standards; and (iv) expand the use of fair value measurement, particularly for financial instruments. The impact of the initial adoption for assets and liabilities recorded before the effective date of this statement would be accounted for as a cumulative-effect adjustment to retained earnings. This statement requires entities to provide additional information that would help others understand how changes in fair values affect current-period earnings. Related fair value information is still required to be disclosed by existing accounting standards. The statement is effective for fiscal years beginning after November 15, 2007. The Company will be required to apply the new guidance beginning January 1, 2008 and currently does not expect it to have a material impact on the Company's financial condition, results of operations, or liquidity.

Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which, upon adoption, will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS No. 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to apply the new guidance beginning January 1, 2008 and does not expect it to have a material impact on the Company's financial condition, results of operations, or liquidity.

Endorsement Split-Dollar Life Insurance Arrangements: In September 2006, the FASB ratified the EITF consensus on EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ("EITF 06-4"). The EITF is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Therefore, the provisions of EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee's active service period with an employer. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The effect of initially applying the guidance would be accounted for as a cumulative-effect adjustment to beginning retained earnings with the option of retrospective application. The Company will be required to adopt EITF 06-4 on January 1, 2008 and does not expect it to have a material impact on its financial position, results of operations, and liquidity.

3. SECURITIES

Securities Available-for-Sale, Held-to-Maturity, and Trading
(Dollar amounts in thousands)
	June 30, 2007				December 31, 2006

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Available- for-Sale
U.S. Treasury	$1,022	$-	$-	$1,022	$3,017	$-	$(2)	$3,015
U.S. Agency	54,705	57	(42)	54,720	66,796	209	(46)	66,959
Collateralized mortgage obligations	663,762	31	(14,466)	649,327	756,890	948	(12,511)	745,327
Other mortgage- backed	404,097	1,933	(11,287)	394,743	407,198	2,887	(6,313)	403,772
State and municipal	870,971	2,303	(14,447)	858,827	1,007,761	9,917	(5,562)	1,012,116
Other	232,472	708	(8,369)	224,811	212,056	779	(1,350)	211,485

Total	$2,227,029	5,032	$(48,611)	$2,183,450	$2,453,718	$14,740	$(25,784)	$2,442,674

Securities Held- to-Maturity

State and municipal	$104,152	$167	$(2)	$104,317	$91,380	$227	$(5)	$91,602

Trading Account Securities				$17,403				$15,878

At June 30, 2007, gross unrealized gains in the securities available-for-sale portfolio totaled $5.0 million, and gross unrealized losses totaled $48.6 million, resulting in a net unrealized depreciation of $43.6 million. The unrealized loss on securities in an unrealized loss position for greater than 12 months totaled $41.5 million, all of which represent securities issued or guaranteed by U.S. Government-sponsored enterprises or securities with investment grade credit ratings. Management does not believe any individual unrealized loss as of June 30, 2007 represents an other-than-temporary impairment. The Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost, or to maturity.

Trading securities held by the Company represent diversified investment securities held in a grantor trust ("rabbi trust") under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Net unrealized gains (losses) on trading securities included in other noninterest income in the Consolidated Statements of Income totaled $832,000 in second quarter 2007 and $(392,000) in second quarter 2006. Trading gains totaled $1.2 million for the six months ended June 30, 2007 and $156,000 for the six months ended June 30, 2006.

4. LOANS

Loan Portfolio
(Dollar amounts in thousands)
	June 30, 2007	December 31, 2006

Commercial and industrial	$1,544,210	$1,547,081
Agricultural	156,594	158,305
Real estate - commercial	1,814,315	1,852,557
Real estate - construction	597,961	583,761
Consumer	590,272	651,776
Real estate - 1-4 family	206,506	215,464

Total loans	$4,909,858	$5,008,944

Total loans reported are net of deferred loan fees of $7.8 million as of both June 30, 2007 and December 31, 2006 and include overdrawn demand deposits totaling $4.4 million as of June 30, 2007 and $6.9 million as of December 31, 2006.

The Company primarily lends to small to mid-sized businesses and consumers in the market areas in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower. The Company believes that such diversification reduces its exposure to economic downturns that may occur in different segments of the economy or in different industries. As of June 30, 2007 and December 31, 2006, there were no significant loan concentrations with any single borrower, industry, or geographic segment.

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

5. SECURITIZATIONS AND MORTGAGE SERVICING RIGHTS

In June 2006, the Company securitized $106.0 million of real estate 1-4 family loans, converting the loans into mortgage-backed securities issued through the Federal Home Loan Mortgage Corporation. Accordingly, the securitized amounts were reclassified from loans to securities available-for-sale. The Company retained servicing responsibilities for the mortgages supporting these securities and collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. The Company also services loans from prior securitizations and services loans for which the servicing was acquired as part of a 2006 bank acquisition. Mortgage loans serviced for and owned by third parties are not included in the Consolidated Statements of Condition. The unpaid principal balance of these loans totaled $177.5 million as of June 30, 2007 and $193.9 million as of December 31, 2006. The Company has no recourse for credit losses on the loans securitized in 2006 or the loans previously serviced by the acquired bank but retains limited recourse, through November 30, 2011, for credit losses on $16.0 million of loans securitized in 2004. The dollar amount of the potential recourse to the Company is capped at $2.2 million based on a certain percentage of the initial balance of the loans for which recourse exists. The liability for the expected costs related to this recourse agreement totaled $148,000 as of June 30, 2007 and December 31, 2006.

Changes in Fair Value of Mortgage Servicing Rights
(Dollar amounts in thousands)
	Quarters Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Balance at beginning of period	$2,301	$1,485	$2,613	$638
New servicing assets	-	1,424	-	1,424
Servicing assets of acquired bank	-	-	-	884
Changes in fair value:
Due to changes in valuation inputs and assumptions (1)	41	-	(164)	-
Other changes in fair value (2)	(106)	-	(213)	-
Amortization	-	(66)	-	(103)

Balance at end of period	$2,236	$2,843	$2,236	$2,843

Contractual servicing fee earned during the period	$88	$75	$212	$115

(1)	Principally reflects changes in prepayment speed assumptions.
(2)	Primarily represents changes in expected cash flows over time due to payoffs and paydowns.

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

Effective January 1, 2007, the Company adopted the provisions of SFAS No. 156 and elected to apply the fair value measurement method to account for its pre-existing mortgage servicing assets. Upon adoption, there was no cumulative-effect adjustment recognized in retained earnings, as the carrying value of mortgage servicing rights approximated its fair value. Under the fair value method, the Company initially records any mortgage servicing rights acquired after adoption of SFAS No. 156 at their estimated fair value in other assets in the Consolidated Statements of Condition. Fair value is subsequently determined by estimating the present value of the future cash flows associated with the mortgage loans serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights at June 30, 2007 include weighted-average prepayment speeds of 12.8% and weighted-average discount rates of 11.7%. The Company uses market-based data for assumptions related to the valuation of mortgage servicing rights. The net loss recognized due to the change in fair value of mortgage servicing rights totaled $65,000 for second quarter 2007 and $377,000 for the six months ended June 30, 2007. Both the net impact of changes in the fair value of mortgage servicing rights and contractual servicing fees are reported in other service charges, commissions, and fees in the Company's Consolidated Statements of Income.

6. RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve for Loan Losses
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Balance at beginning of period	$62,400	$62,320	$62,370	$56,393
Loans charged-off	(2,526)	(2,594)	(5,935)	(4,671)
Recoveries of loans previously charged-off	756	541	1,235	1,053

Net loans charged-off	(1,770)	(2,053)	(4,700)	(3,618)
Provision for loan losses	1,761	2,059	4,721	3,649
Reserve of acquired bank	-	33	-	5,935

Balance at end of period	$62,391	$62,359	$62,391	$62,359

A portion of the Company's reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets.

Impaired, Nonaccrual, and Past Due Loans
(Dollar amounts in thousands)
	June 30, 2007	December 31, 2006
	March 31, 2006	December 31, 2005

Nonaccrual loans:
Impaired loans with valuation reserve required (1)	$1,726	$5,103
Impaired loans with no valuation reserve required	10,024	7,601

Total impaired loans	11,750	12,704
Other nonaccrual loans (2)	3,177	3,505

Total nonaccrual loans	$14,927	$16,209

Loans past due 90 days and still accruing interest	$19,633	$12,810
Valuation reserve related to impaired loans	1,402	3,594

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.
(2)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

The average recorded investment in impaired loans was $12.8 million for the six months ended June 30, 2007 and $12.3 million for the six months ended June 30, 2006. Interest income recognized on impaired loans was $27,000 for the six months ended June 30, 2007 and $30,000 for the six months ended June 30, 2006. Interest income recognized on impaired loans is recorded using the cash basis of accounting. As of June 30, 2007, the Company had $29,000 of additional funds committed to be advanced in connection with impaired loans.

7. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Share
(Amounts in thousands, except per share data)
	Quarters Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net income	$29,311	$28,735	$58,340	$54,503

Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	49,617	49,896	49,768	48,224
Dilutive effect of stock options	335	348	357	347
Dilutive effect of non-vested restricted stock awards	32	-	27	-

Diluted average common shares outstanding	49,984	50,244	50,152	48,571

Basic earnings per share	$0.59	$0.58	$1.17	$1.13
Diluted earnings per share	0.59	0.57	1.16	1.12

8. PENSION PLAN

Net Periodic Benefit Pension Expense
(Dollar amounts in thousands)
	Quarters Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$802	$1,237	$1,968	$2,475
Interest cost	629	671	1,543	1,342
Expected return on plan assets	(761)	(861)	(1,867)	(1,722)
Recognized net actuarial loss	154	276	379	552
Amortization of prior service cost	1	1	2	2

Net periodic cost	$825	$1,324	$2,025	$2,649

The Company previously disclosed in Note 17 to the Consolidated Financial Statements on its 2006 10-K that it did not expect to contribute to its Pension Plan in 2007. Based on the current actuarial assumptions, the Company anticipates contributing $5.0 million to its Pension Plan in 2007.

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)
	June 30, 2007	December 31, 2006

Commitments to extend credit:
Home equity lines	$302,548	$314,714
All other commitments	1,106,727	1,135,237
Letters of credit:
Standby	143,229	170,740
Commercial	801	2,281
Recourse on assets securitized	16,029	17,771

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party and are most often issued in favor of a municipality where construction is taking place to ensure the borrower adequately completes the construction. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party. This type of letter of credit is issued through a correspondent bank on behalf of a customer who is involved in an international business activity such as the importing of goods.

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements is equal to the contractual amount of the commitment. The carrying value of the Company's standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $759,000 as of June 30, 2007 and $837,000 as of December 31, 2006. As of June 30, 2007, standby letters of credit had a remaining weighted-average term of approximately 11.3 months, with remaining actual lives ranging from less than 1 year to 8.0 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

For a discussion on recourse on assets securitized, refer to Note 5, "Securitizations and Mortgage Servicing Rights."

Legal Proceedings

At June 30, 2007, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of June 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of our results of operations and financial condition for the quarters and six months ended June 30, 2007 and 2006. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term the "Bank," we are referring to the Company's wholly-owned banking facility, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in the Company's 2006 Annual Report on Form 10-K ("2006 10-K"). Results of operations for the quarter and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

ACQUISITION ACTIVITY

On March 31, 2006, the Company completed the acquisition of Bank Calumet, Inc. ("Bank Calumet"), a single bank holding company in a cash transaction valued at approximately $307.0 million. Bank Calumet provided retail and commercial banking services to customers through 30 full service locations predominantly in Lake County, Indiana, and the contiguous Illinois counties of Cook and Will. As a part of the acquisition, the Company acquired $676.4 million in loans and $940.0 million in deposits. The results of operations of Bank Calumet are included in the Company Consolidated Statements of Income effective with second quarter 2006. As part of the acquisition and integration process, in second quarter 2006 the Company incurred $3.0 million in pre-tax costs, with $1.0 million representing a contribution made to the First Midwest Charitable Foundation in the name of Bank Calumet's founders, and the remainder representing other direct costs.

PERFORMANCE OVERVIEW

Net income for the quarter ended June 30, 2007 increased to $29.3 million, or $0.59 per share, as compared to $28.7 million, or $0.57 per share, in second quarter 2006 for an increase of 3.5% on a per share basis. Second quarter 2006's earnings per share was negatively impacted by approximately $0.04 per share to integrate operations of the former Bank Calumet. Second quarter 2007 performance resulted in an annualized return on average assets of 1.44%, as compared to 1.33% for second quarter 2006, and an annualized return on average equity of 15.5%, as compared to 16.5% for second quarter 2006. The principal performance drivers during second quarter 2007 were expanded noninterest income, controlled noninterest expense and lower credit costs, which offset lower net interest income.

Net income for the six months ended June 30, 2007 increased to $58.3 million, or $1.16 per share, as compared to $54.5 million, or $1.12 per share, for the same period in 2006 for an increase of 3.6% on a per share basis. For the first six months of 2007, performance resulted in an annualized return on average assets of 1.43% and an annualized return on average equity of 15.5%, as compared to an annualized return on assets of 1.38% and an annualized return on average equity of 17.0% for the same period in 2006.

Outstanding loans totaled $4.9 billion at June 30, 2007, declining 2.0% from $5.0 billion at December 31, 2006. The decline was primarily due to continued run-off of indirect loans, paydowns of home equity loans, and prepayments of multifamily loans originally purchased as part of a 2004 acquisition. Over the same period, corporate loans remained relatively unchanged at $4.1 billion as increases in real estate construction loans were offset by lower real estate commercial balances.

Average deposits for second quarter 2007 totaled $5.9 billion, a decrease of 4.0% as compared to fourth quarter 2006. The majority of the decline was due to a planned reduction in higher-costing wholesale deposits. Average demand deposits remained constant at $1.1 billion, while money market and NOW account balances shifted to higher-costing savings and time deposit products.

At June 30, 2007, the securities portfolio totaled $2.29 billion, down $246.7 million from December 31, 2006. The Company continued to execute its strategy, initiated in 2006, of using securities sales proceeds and cash flows to reduce higher-cost borrowings rather than reinvesting in like securities. The Company took advantage of market conditions during the first six months of 2007 to sell $147.7 million of securities, resulting in a realized gain of $4.4 million, which substantially completes its planned securities sales activity for 2007. Net interest margin stabilized in the first quarter of 2007 and improved 8 basis points in the second quarter of 2007, reflecting the benefit of a decline in funding costs and continued improvement in asset yields.

Business Outlook

The second half of the year holds a mix of economic and competitive uncertainties. In the Company's judgment, the strength of the Chicagoland marketplace and the vitality of the national economy should continue to present sound opportunities to reestablish more robust growth in profitable asset formation. The Company believes the competitive environment within the local marketplace will be advantageous to First Midwest as major competitors either exit the marketplace or become preoccupied with acquisition and integration issues. The Company is prepared to capitalize on these opportunities.

The Company's performance for 2007 is predicated on the execution of its sales plan as well as the expectation that market and credit quality conditions remaining relatively unchanged for the remainder of 2007. The Company believes it is well positioned for continued performance improvement because it operates in strong markets with favorable business fundamentals. The Company expects continued economic expansion in the markets it serves, which should generate a greater demand for its products and services. The competition for bank products and services remains high in the Chicago metropolitan area as competitors pursue customer growth in a challenging interest rate environment. The Company continues to believe it can compete successfully because of the high quality of its products and services, its unique relationship-based approach to banking, and its knowledge of and commitment to the communities it serves.

While net interest margin has remained under pressure over the past year, it has improved over the first six months of 2007 and appears to have stabilized. The Company's actual net interest margin performance will depend upon a number of factors, such as the growth in interest-earning assets, the mix of assets and liabilities, the pace and timing of changes in interest rates, and the shape of the interest rate yield curve.

Overall 2007 performance is expected to benefit from the strength of the Company's balance sheet, sales platform, credit culture, and operational efficiency. Renewed corporate loan and retail transactional deposit growth, stable credit costs, increased fee-based revenues, diligent expense management, and the prudent administration of the Company's securities portfolio are expected to mitigate the impact of net margin pressures.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income represents the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total average interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in the Notes to Consolidated Financial Statements contained in the Company's 2006 10-K.

For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. Although the Company believes that these non-GAAP financial measures enhance investors' understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The effect of such adjustment is presented in the following table.

Table 1
Effect of Tax-Equivalent Adjustment
(Dollar amounts in thousands)
	Quarters Ended June 30,			Six Months Ended June 30,

	2007	2006	% Change	2007	2006	% Change

Net interest income (GAAP)	$60,964	$65,958	(7.6%)	$121,334	$123,423	(1.7%)
Tax-equivalent adjustment	5,252	6,383	(17.7%)	10,682	11,537	(7.4%)

Tax-equivalent net interest income	$66,216	$72,341	(8.5%)	$132,016	$134,960	(2.2%)

The $6.1 million decrease in tax-equivalent net interest income for second quarter 2007 compared to second quarter 2006 was driven by a $483.5 million decrease in interest-earning assets, primarily securities, and a 9 basis point decline in net interest margin. The year-over-year decline in net interest margin stems from the combined negative impact of comparatively higher short-term interest rates on deposit and borrowing costs, a change in deposit mix, and a much smaller rise in long-term interest rates on new and repricing assets. Net interest margin improved from 3.53% for first quarter 2007 to 3.61% for second quarter 2007, reflecting the benefit of a decline in funding costs, particularly in wholesale funds, and continued improvement in asset yields.

Table 2 summarizes the changes in the Company's average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended June 30, 2007 and 2006. This table also details increases and decreases in income and expense for each of the major categories of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 1 above.

As shown in Table 2, second quarter 2007 tax-equivalent interest income declined $3.5 million as compared to second quarter 2006. The decline in interest-earning assets reduced interest income by $7.0 million, while an increase in the average rate earned on interest-earning assets improved interest income by $3.5 million. Second quarter 2007 interest expense increased $2.6 million as compared to second quarter 2006, primarily due to the impact of higher short-term interest rates on borrowed funds and time deposits and the shift in balances from lower-costing transactional deposits to higher-costing savings and time deposits.

Table 3 summarizes the same information as Table 2 but for the six-month periods ended June 30, 2007 and June 30, 2006. The increase in average balances from 2006 to 2007 was impacted by the acquisition of Bank Calumet on March 31, 2006.

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

While net interest margin has remained under pressure over the past year, it appears to have stabilized. Future net interest margin will be dependent upon a number of factors, such as the growth in interest-earning assets, the mix of assets and liabilities, the pace and timing of changes in interest rates, and the shape of the interest rate yield curve.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Quarters Ended June 30, 2007 and 2006

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2007	2006	Increase (Decrease)	2007	2006	Basis Points Inc/(Dec)	2007	2006	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$10,412	$6,323	$4,089	5.59%	3.93%	166	$145	$62	$83	$50	$33	$83
Mortgages held for sale	6,400	4,444	1,956	5.26%	6.14%	(88)	84	68	16	24	(8)	16
Trading account securities	16,778	-	16,778	1.50%	0.00%	150	63	-	63	63	-	63
Securities available-for-sale	2,268,297	2,638,089	(369,792)	5.51%	5.54%	(3)	31,223	36,508	(5,285)	(5,091)	(194)	(5,285)
Securities held-to-maturity	107,513	124,656	(17,143)	6.77%	6.72%	5	1,820	2,093	(273)	(290)	17	(273)
Loans:
Commercial and industrial	1,537,782	1,536,221	1,561	7.66%	7.25%	41	29,382	27,765	1,617	28	1,589	1,617
Agricultural	162,573	140,939	21,634	7.25%	6.90%	35	2,938	2,424	514	386	128	514
Real estate - commercial	1,833,969	1,815,336	18,633	7.28%	7.03%	25	33,274	31,829	1,445	330	1,115	1,445
Real estate - construction	598,399	500,746	97,653	8.25%	8.40%	(15)	12,309	10,493	1,816	2005	(189)	1,816
Consumer	603,227	738,204	(134,977)	7.62%	7.21%	41	11,467	13,267	(1,800)	(2,631)	831	(1,800)
Real estate - 1-4 family	208,533	332,427	(123,894)	6.19%	5.94%	25	3,218	4,924	(1,706)	(1,922)	216	(1,706)

Total loans	4,944,483	5,063,873	(119,390)	7.51%	7.18%	33	92,588	90,702	1,886	(1,804)	3,690	1,886

Total interest-earning assets	$7,353,883	$7,837,385	$(483,502)	6.86%	6.62%	24	$125,923	$129,433	$(3,510)	$(7,048)	$3,538	$(3,510)

Savings deposits	$746,702	$697,663	$49,039	1.48%	0.68%	80	$2,763	$1,191	$1,572	$90	$1,482	$1,572
NOW accounts	905,683	991,743	(86,060)	1.55%	1.37%	18	3,509	3,393	116	(220)	336	116
Money market deposits	858,639	948,992	(90,353)	3.41%	3.07%	34	7,307	7,258	49	(267)	316	49
Time deposits	2,336,009	2,459,496	(123,487)	4.81%	4.03%	78	28,014	24,704	3,310	(1,156)	4,466	3,310
Borrowed funds	1,162,315	1,447,591	(285,276)	4.96%	4.67%	29	14,363	16,842	(2,479)	(3,620)	1,141	(2,479)
Subordinated debt	228,229	227,460	769	6.59%	6.53%	6	3,751	3,704	47	13	34	47

Total interest-bearing liabilities	$6,237,577	$6,772,945	$(535,368)	3.84%	3.38%	46	$59,707	$57,092	$2,615	$(5,160)	$7,775	$2,615

Net interest margin / income				3.61%	3.70%	(9)	$66,216	$72,341	$(6,125)	$(1,888)	$(4,237)	$(6,125)

	2007		2006

Net Interest Margin Trend By Quarter	2nd	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	6.86%	6.83%	6.81%	6.79%	6.62%	6.43%
Rates paid on interest-bearing liabilities	3.84%	3.88%	3.79%	3.60%	3.38%	3.16%
Net interest margin	3.61%	3.53%	3.57%	3.69%	3.70%	3.76%

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Six Months Ended June 30, 2007 and 2006

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2007	2006	Increase (Decrease)	2007	2006	Basis Points Inc/(Dec)	2007	2006	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$11,531	$8,590	$2,941	5.42%	4.13%	129	$310	$176	$134	$70	$64	$134
Mortgages held for sale	4,676	3,711	965	5.56%	6.14%	(58)	129	113	16	26	(10)	16
Trading account securities	16,464	-	16,464	1.53%	0.00%	153	126	-	126	126	-	126
Securities available-for-sale	2,318,993	2,466,600	(147,607)	5.52%	5.46%	6	64,035	67,354	(3,319)	(4,086)	767	(3,319)
Securities held-to-maturity	101,311	100,359	952	6.80%	6.65%	15	3,445	3,335	110	32	78	110
Loans net of unearned discount:
Commercial and industrial	1,534,164	1,338,445	195,719	7.63%	7.06%	57	58,027	46,828	11,199	7,205	3,994	11,199
Agricultural	169,326	136,508	32,818	7.19%	6.67%	52	6,034	4,514	1,520	1,148	372	1,520
Real estate - commercial	1,852,751	1,793,666	59,085	7.26%	6.97%	29	66,673	61,956	4,717	2,078	2,639	4,717
Real estate - construction	593,275	463,770	129,505	8.28%	8.54%	(26)	24,364	19,649	4,715	5,297	(582)	4,715
Consumer	618,522	722,702	(104,180)	7.60%	7.02%	58	23,301	25,141	(1,840)	(4,333)	2,493	(1,840)
Real estate - 1-4 family	210,995	238,644	(27,649)	6.21%	5.95%	26	6,498	7,046	(548)	(873)	325	(548)

Total loans	4,979,033	4,693,735	285,298	7.49%	7.09%	40	184,897	165,134	19,763	10,522	9,241	19,763

Total interest-earning assets	$7,432,008	$7,272,995	$159,013	6.85%	6.53%	32	$252,942	$236,112	$16,830	$6,690	$10,140	$16,830

Savings deposits	$726,236	$629,393	$96,843	1.36%	0.66%	70	$4,910	$2,055	$2,855	$359	$2,496	$2,855
NOW accounts	887,972	883,555	4,417	1.50%	1.40%	10	6,613	6,143	470	31	439	470
Money market deposits	860,535	833,736	26,799	3.39%	3.01%	38	14,484	12,437	2,047	410	1,637	2,047
Time deposits	2,416,777	2,305,344	111,433	4.82%	3.88%	94	57,713	44,379	13,334	2,231	11,103	13,334
Borrowed funds	1,194,875	1,375,715	(180,840)	5.01%	4.41%	60	29,712	30,070	(358)	7,608	(7,966)	(358)
Subordinated debt	228,447	185,084	43,363	6.62%	6.61%	1	7,494	6,068	1,426	1,422	4	1,426

Total interest-bearing liabilities	$6,314,842	$6,212,827	$102,015	3.86%	3.28%	58	$120,926	$101,152	$19,774	$12,061	$7,713	$19,774

Net interest margin / income				3.57%	3.73%	(16)	$132,016	$134,960	$(2,944)	$(5,371)	$2,427	$(2,944)

Noninterest Income

The Company's total noninterest income for second quarter 2007 increased by $5.4 million, or 21.2%, from second quarter 2006, primarily due to stronger fee-based revenues, $961,000 in security gains, and a $1.2 million increase in income realized as a result of a rise in market value of certain trading securities related to deferred compensation plans included in other income. For second quarter 2007, fee-based revenues increased $2.5 million, or 11.0%, as compared to second quarter 2006, reflecting growth in service charges on deposit accounts, asset management, commissions, and card-based revenues.

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)
	Quarters Ended June 30,			Six Months Ended June 30,

	2007	2006	% Change	2007	2006	% Change

Service charges on deposit accounts	$11,483	$10,847	5.9	$21,070	$18,471	14.1
Trust and investment management fees	3,916	3,695	6.0	7,706	6,867	12.2
Other service charges, commissions, and fees	6,099	4,837	26.1	11,258	9,302	21.0
Card-based fees	4,181	3,762	11.1	7,892	6,331	24.7

Subtotal fee-based revenues	25,679	23,141	11.0	47,926	40,971	17.0
Corporate owned life insurance	1,982	1,940	2.2	3,893	3,444	13.0
Other income	2,001	166	1,105.4	3,099	1,835	68.9

Subtotal	29,662	25,247	17.5	54,918	46,250	18.7
Security gains, net	961	20	4,705.0	4,405	389	1,032.4

Total noninterest income	$30,623	$25,267	21.2	$59,323	$46,639	27.2

Service charges on deposit accounts increased $636,000 in second quarter 2007 as compared to second quarter 2006 as a result of a $629,000 increase in fees received on items drawn on customer accounts with insufficient funds. Trust and investment management fees increased 6.0% resulting from a $245.3 million increase in assets under management. Card-based fees for second quarter 2007 increased 11.1% from second quarter 2006, with most of the increase related to higher usage. The 26.1% increase in other service charges, commissions, and fees was primarily driven by a $445,000 increase in commissions received from the sale of third party annuity and investment products, a $451,000 increase in merchant fees, and a $289,000 increase in mortgage sales income. The increase in other income for second quarter 2007 as compared to second quarter 2006 resulted primarily from the $1.2 million increase in income realized as a result of a rise in market value of certain trading securities related to deferred compensation plans. A corresponding $1.2 million increase is also included in salaries and wages relating to the increase in the amount owed to plan participants under the deferred compensation plan. Further contributing to the increase in other income were a reduction of an accrual for credit card conversion costs and a favorable lawsuit settlement.

For the first six months of 2007, noninterest income was up 27.2% as compared to the same period in 2006. The results of operations of the former Bank Calumet (the "Northwest Indiana market") are included in the Company's operating results effective with the second quarter of 2006. The Northwest Indiana market contributed $3.3 million in noninterest income for the quarter ended June 30, 2006 and $7.0 million for the six months ended June 30, 2007.

For a discussion on net security gains, see the section titled "Investment Portfolio Management."

Noninterest Expense

Noninterest expense decreased $1.3 million, or 2.4%, for second quarter 2007 as compared to second quarter 2006. Total noninterest expense for second quarter 2006 included $3.0 million of integration and other costs incurred relating to the acquisition and integration of Bank Calumet.

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)
	Quarters Ended June 30,			Six Months Ended June 30,

	2007	2006	% Change	2007	2006	% Change

Compensation expense:
Salaries and wages	$22,656	$19,963	13.5	$43,459	$38,706	12.3
Retirement and other employee benefits	6,352	7,076	(10.2)	13,099	13,965	(6.2)

Total compensation expense	29,008	27,039	7.3	56,558	52,671	7.4
Net occupancy expense	5,386	5,206	3.5	10,888	9,664	12.7
Equipment expense	2,590	2,705	(4.3)	5,216	4,836	7.9
Technology and related costs	1,849	1,838	0.6	3,557	3,282	8.4
Professional services	2,219	2,331	(4.8)	4,321	4,508	(4.1)
Advertising and promotions	1,541	2,620	(41.2)	2,553	4,003	(36.2)
Merchant card expense	1,728	1,360	27.1	3,278	2,603	25.9
Other expenses	6,416	8,891	(27.8)	12,521	14,135	(11.4)

Total noninterest expense	$50,737	$51,990	(2.4)	$98,892	$95,702	3.3

Efficiency ratio	52.1%	52.1%		52.2%	51.8%

Total compensation expense increased $2.0 million, or 7.3%, in second quarter 2007 compared to second quarter 2006 primarily as a result of annual general merit increases, a $908,000 increase in share-based compensation costs resulting from a performance-based restricted share program, and the aforementioned $1.2 million increase related to the adjustment for the obligation due to participants under deferred compensation plans. The increase was offset by lower pension expense resulting from plan amendments reducing the growth of future benefits and ceasing new enrollments. Advertising expense decreased $1.1 million, or 41.2%, in second quarter 2007 as compared to second quarter 2006 as second quarter 2006 included a $1.0 million contribution to the First Midwest Charitable Foundation. Merchant card expense increased 27.1% in second quarter 2007 as a direct result of the increase in merchant card revenue included in card-based fees. Other expenses decreased $2.5 million in second quarter 2007 as compared to second quarter 2006. Included in other expenses in second quarter 2006 were $1.8 million in direct costs related to the integration of Bank Calumet. The balance of the variance in other expense was spread over various noninterest expense categories including other real estate owned expense, supplies and printing, and telephone expense.

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income. The Company's efficiency ratio was 52.1% for both second quarter 2007 and second quarter 2006.

Income Taxes

The Company's accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in Notes 1 and 16 to the Consolidated Financial Statements of its 2006 10-K.

Income tax expense totaled $9.8 million for second quarter 2007 as compared to $8.4 million for second quarter 2006, reflecting a $1.9 million increase in pre-tax income and higher effective income tax rate of 25.0% for second quarter 2007 as compared to 22.7% for second quarter 2006. The increase in effective tax rate was primarily attributable to a decrease in tax-exempt income earned on state and municipal securities.

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

The size and composition of the securities portfolio is adjusted according to a number of factors, including expected loan growth, anticipated changes in collateralized public funds on account, the interest rate environment, and the relative value of various segments of the securities markets.

Table 6
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	At June 30, 2007			At December 31, 2006

	Market Value	Amortized Cost	% of Total	Market Value	Amortized Cost	% of Total	% Change in Market Value

Available-for-Sale
U.S. Treasury securities	$1,022	$1,022	-	$3,015	$3,017	0.1	-
U.S. Agency securities	54,720	54,705	2.3	66,959	66,796	2.6	(18.3%)
Collateralized mortgage obligations	649,327	663,762	28.5	745,327	756,890	29.8	(12.9%)
Other mortgage-backed securities	394,743	404,097	17.3	403,772	407,198	16.0	(2.2%)
State and municipal securities	858,827	870,971	37.4	1,012,116	1,007,761	39.6	(15.1%)
Other securities	224,811	232,472	10.0	211,485	212,056	8.3	6.3%

Total available-for-sale	2,183,450	2,227,029	95.5	2,442,674	2,453,718	96.4	(10.6%)

Held-to-Maturity
State and municipal securities	104,317	104,152	4.5	91,602	91,380	3.6	13.9%

Total securities	$2,287,767	$2,331,181	100.0	$2,534,276	$2,545,098	100.0	(9.7%)

	At June 30, 2007			At December 31, 2006

	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity

Available-for-Sale
U.S. Treasury securities	1.35%	1.50	5.18%	1.35%	1.50	5.12%
U.S. Agency securities	1.32%	1.75	5.42%	1.36%	1.83	5.44%
Collateralized mortgage obligations	2.92%	3.06	4.70%	2.35%	2.76	4.72%
Other mortgage-backed securities	4.19%	5.57	5.46%	3.42%	4.55	5.41%
State and municipal securities	4.93%	8.91	6.23%	4.94%	8.55	6.27%
Other securities	0.18%	5.95	5.60%	0.20%	6.68	5.67%

Total available-for-sale	3.73%	6.08	5.55%	3.47%	5.72	5.57%

Held-to-Maturity
State and municipal securities	0.77%	1.14	7.14%	2.57%	5.29	7.01%

Total securities	3.60%	5.86	5.62%	3.44%	5.70	5.63%

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

As of June 30, 2007, the Company's securities portfolio totaled $2.29 billion, decreasing $246.5 million from December 31, 2006. Given the flattened yield curve environment, over the past 12 months, the Company chose to use securities sales proceeds and cash flows to reduce higher-cost borrowings as opposed to reinvesting the proceeds in like securities. As anticipated, market conditions afforded us an opportunity to sell $147.7 million of securities during the first six months of 2007, resulting in a realized gain of $4.4 million as compared to $389,000 for the same period in 2006.

As of June 30, 2007 gross unrealized gains in the securities available-for-sale portfolio totaled $5.0 million, and gross unrealized losses totaled $48.6 million, resulting in a net unrealized depreciation of $43.6 million. The unrealized loss on securities in an unrealized loss position for greater than 12 months totaled $41.5 million, all of which represent securities issued or guaranteed by U.S. Government-sponsored agencies or securities with investment grade credit ratings. Management does not believe any individual unrealized loss as of June 30, 2007 represents an other-than-temporary impairment. The Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost, or to maturity.

The Company has no direct exposure to sub-prime mortgage-backed securities. However, the Company has an indirect exposure aggregating $16.6 million within the $145.7 million portfolio of collateralized debt obligations included in other securities. This entire portfolio carried an investment grade rating as of June 30, 2007.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Table 7
Loan Portfolio
(Dollar amounts in thousands)
	June 30, 2007	% of Total	December 31, 2006	% of Total	% Change

Commercial and industrial	$1,544,210	31.4	$1,547,081	30.9	(0.2)
Agricultural	156,594	3.2	158,305	3.2	(1.1)
Real estate - commercial	1,814,315	37.0	1,852,557	37.0	(2.1)
Real estate - construction	597,961	12.2	583,761	11.6	2.4

Subtotal - corporate loans	4,113,080	83.8	4,141,704	82.7	(0.7)

Direct installment	71,191	1.4	78,049	1.5	(8.8)
Home equity	467,471	9.5	495,079	9.9	(5.6)
Indirect installment	51,610	1.1	78,648	1.6	(34.4)
Real estate - 1-4 family	206,506	4.2	215,464	4.3	(4.2)

Subtotal - consumer loans	796,778	16.2	867,240	17.3	(8.1)

Total loans	$4,909,858	100.0	$5,008,944	100.0	(2.0)

Consumer loans excluding indirect installment	$745,168		$788,592		(5.5)
Total loans excluding indirect installment	$4,858,248		$4,930,296		(1.5)

Outstanding loans totaled $4.9 billion as of June 30, 2007 and $5.0 billion at December 31, 2006. The decline was primarily due to continued run-off of indirect loans, paydowns on home equity lines, and prepayments of multifamily loans originally purchased as part of a 2004 acquisition. Over the same period, corporate loans remained relatively unchanged at $4.1 billion, as increases in real estate construction loans were offset by lower real estate commercial balances. While competition for loans that meet the Company's credit and margin contribution criteria continues to be strong, the Company expects improved corporate loan growth during the remainder of 2007. This growth is dependent upon the pace of loan bookings, asset quality, funding availability, greater production from Northwest Indiana, our newest market, and reduction in multifamily loan prepayments.

Consumer loan balances as of June 30, 2007 decreased $70.5 million, or 8.1%, in comparison to December 31, 2006. Indirect installment loans decreased 34.4% from December 31, 2006, reflecting the Company's election in 2004 to cease its indirect auto lending activities. Other consumer loans as of June 30, 2007 decreased 5.5% as compared to December 31, 2006 primarily due to lower demand for home equity loans.

Reserve for Loan Losses

The Company maintains a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which it operates. Management evaluates the sufficiency of the reserve for loan losses based upon the combined total of specific, historical loss, and general components. Management believes that the reserve for loan losses of $62.4 million is adequate to absorb credit losses inherent in the loan portfolio as of June 30, 2007.

For a summary of the changes in the reserve for loan losses during the quarters ended June 30, 2007 and 2006, refer to Note 6 of "Notes to Consolidated Financial Statements."

Table 8
Reserve for Loan Losses
(Dollar amounts in thousands)

	2007		2006

	June 30	March 31	December 31	September 30	June 30

As of the period ended
Reserve for loan losses	$62,391	$62,400	$62,370	$62,370	$62,359
Total loans	4,909,858	4,993,620	5,008,944	5,069,554	5,041,345
Reserve for loan losses to loans	1.27%	1.25%	1.25%	1.23%	1.24%
Reserve for loan losses to nonperforming loans	418%	355%	385%	357%	404%
For the quarter ended
Provision for loan losses	$1,761	$2,960	$3,865	$2,715	2,059
Net loans charged-off	1,770	2,930	3,865	2,704	2,053
Net loans charged-off to average loans, annualized	0.14%	0.24%	0.30%	0.21%	0.16%

Since June 30, 2006, the Company's reserve for loan losses has remained relatively unchanged. Over the same period, the ratio of the reserve for loan losses to total loans has remained within a narrow range. As of June 30, 2007, the ratio was 1.27%, up slightly from 1.25% as of December 31, 2006. Nonperforming loans were covered 4.18 times by the loan loss reserve.

The provision for loan losses for second quarter 2007 decreased to $1.8 million as compared to $2.1 million in second quarter 2006. Total loans charged-off, net of recoveries, were $1.8 million, or 0.14% of average loans, in second quarter 2007 and $2.1 million, or 0.16% of average loans, in second quarter 2006.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are discussed in Notes 1 and 6 to the Consolidated Financial Statements of the Company's 2006 10-K.

Nonperforming Assets

Nonperforming assets include loans for which the accrual of interest has been discontinued, loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower's financial condition, and real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion of the Company's policy on accrual of interest on loans, see Note 1 to the Consolidated Financial Statements of its 2006 10-K.

Loans past due 90 days and still accruing interest are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, in the process of collection, and reasonably expected to result in repayment or restoration to current status.

Table 9
Nonperforming Assets and Past Due Loans
(Dollar amounts in thousands)
	2007		2006

	June 30	March 31	December 31	September 30	June 30

Nonaccrual loans:
Commercial and industrial	$8,815	$9,318	$8,803	$9,424	$9,841
Real estate - commercial	2,395	3,946	3,181	4,747	2,513
Real estate - construction	540	540	720	559	559
Consumer	2,460	2,373	2,092	1,356	1,271
Real estate - 1-4 family	717	1,405	1,413	1,373	1,263

Total nonaccrual loans	14,927	17,582	16,209	17,459	15,447
Foreclosed real estate	3,683	3,195	2,727	4,088	4,195

Total nonperforming assets	18,610	20,777	18,936	21,547	19,642
90 days past due loans (still accruing interest)	19,633	15,603	12,810	11,296	14,185

Total nonperforming assets plus 90 days past due loans	$38,243	$36,380	$31,746	$32,843	$33,827

Nonperforming loans to total loans	0.30%	0.35%	0.32%	0.34%	0.31%
Nonperforming assets to total loans plus foreclosed real estate	0.38%	0.42%	0.38%	0.42%	0.39%
Nonperforming assets plus 90 day past due loans to total loans plus foreclosed real estate	0.78%	0.73%	0.63%	0.65%	0.67%

The Company's overall credit quality continues to reflect the Company's conservative lending discipline. The Company does not issue sub-prime loans and has no direct exposure to sub-prime credit. At June 30, 2007, nonperforming assets represented 0.38% of loans plus foreclosed real estate, as compared to 0.42% at March 31, 2007. As of June 30, 2007, nonperforming assets totaled $18.6 million as compared to $18.9 million at year-end 2006 and $19.6 million as of June 30, 2006. The 90 day past due loans category increased by $6.8 million from December 31, 2006 to June 30, 2007. This category of loans is primarily secured by real estate and has an average size of $447,000 for corporate loans and $28,000 for consumer loans. There is no concentration with a particular borrower, product type, or locale.

The Company's disclosure with respect to impaired loans is contained in Note 6 of "Notes to Consolidated Financial Statements."

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended June 30, 2007, December 31, 2006, and June 30, 2006. The Company believes that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that occur on a monthly basis within most deposit categories.

Table 10
Funding Sources - Average Balances
(Dollar amounts in thousands)
	Quarters Ended			% Change

	June 30, 2007	December 31, 2006	June 30, 2006	06/30/07 vs. 12/31/06	06/30/07 vs. 06/30/06

Demand deposits	$1,061,987	$1,086,979	$1,106,177	(2.3%)	(4.0%)
Savings deposits	746,702	679,681	697,663	9.9%	7.0%
NOW accounts	905,683	936,793	991,743	(3.3%)	(8.7%)
Money market accounts	858,639	882,627	948,992	(2.7%)	(9.5%)

Transactional deposits	3,573,011	3,586,080	3,744,575	(0.4%)	(4.6%)

Time deposits	2,183,562	2,186,542	2,075,109	(0.1%)	5.2%
Brokered deposits	152,447	381,575	384,387	(60.0%)	(60.3%)

Total time deposits	2,336,009	2,568,117	2,459,496	(9.0%)	(5.0%)

Total deposits	5,909,020	6,154,197	6,204,071	(4.0%)	(4.8%)

Repurchase agreements	442,685	507,930	456,150	(12.8%)	(3.0%)
Federal funds purchased	145,397	256,565	294,431	(43.3%)	(50.6%)
Federal Home Loan Bank ("FHLB") advances	574,233	500,875	684,184	14.6%	(16.1%)
Other borrowed funds	-	-	12,826	N/M	(100.0%)

Total borrowed funds	1,162,315	1,265,370	1,447,591	(8.1%)	(19.7%)

Subordinated debt	228,229	228,746	227,460	(0.2%)	0.3%

Total funding sources	$7,299,564	$7,648,313	$7,879,122	(4.6%)	(7.4%)

N/M - Not meaningful.

Total average funding sources for second quarter 2007 decreased $348.7 million from fourth quarter 2006 primarily due to reduced funding needs resulting from the declines in loans and securities.

Average deposits for second quarter 2007 totaled $5.9 billion, a decrease of 4.0% as compared to fourth quarter 2006 and 4.8% as compared to second quarter 2006. The majority of the decline was due to a planned reduction in higher-costing brokered deposits and borrowed funds. Average demand deposits remained relatively constant at $1.1 billion, while money market and NOW account balances shifted to higher-costing savings and time deposit products.

Total average borrowed funds for second quarter 2007 decreased $103.1 million from fourth quarter 2006. The declines in federal funds purchased and repurchase agreements were slightly offset by an increase in Federal Home Loan Bank advances. As of June 30, 2007, the weighted-average maturity of FHLB borrowings was 1.7 months with a weighted-average rate of 5.2%, as compared to a weighted-average maturity of 0.6 months and a weighted-average rate of 5.22% as of December 31, 2006.

MANAGEMENT OF CAPITAL

Stockholders' Equity

Stockholders' equity as of June 30, 2007 was $741.1 million as compared to $751.0 million as of December 31, 2006. The decline in stockholders' equity resulted from a $19.9 million increase in accumulated other comprehensive loss, $29.3 million in dividends paid, and $25.2 million in share repurchases, all partially offset by net income of $58.3 million. Stockholders' equity as a percentage of assets was 9.2% as of June 30, 2007, up from 8.9% as of December 31, 2006. Book value per common share was $14.97, down from $15.01 at the end of 2006, with the decrease attributable to the decline in stockholders' equity.

Capital Measurements

The Federal Reserve Board ("FRB"), the primary regulator of the Company and the Bank, establishes minimum capital requirements that must be met by member institutions. The Company has managed its capital ratios to consistently maintain such measurements in excess of the FRB minimum levels to be considered "well capitalized," which is the highest capital category established.

The following table presents the Company's consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as "well capitalized."

Table 11
Capital Measurements

				Regulatory
	June 30		December 31,	Minimum For

	2007	2006	2006	"Well Capitalized"

Regulatory capital ratios:
Total capital to risk-weighted assets	12.49%	11.17%	12.16%	10.00%
Tier 1 capital to risk-weighted assets	9.87%	8.64%	9.56%	6.00%
Tier 1 leverage to average assets	7.75%	6.59%	7.29%	5.00%
Tangible equity ratios:
Tangible equity to tangible assets	5.80%	4.72%	5.62%	(1)
Tangible equity, excluding other comprehensive income, to tangible assets	6.26%	5.11%	5.81%	(1)
Tangible equity to risk-weighted assets	7.28%	6.17%	7.32%	(1)

(1)

Ratio is not subject to formal FRB regulatory guidance. Tangible equity equals total equity less goodwill and other intangible assets, and tangible assets equals total assets less goodwill and other intangible assets. Internal guidelines provide for the ratio of tangible equity, excluding other comprehensive income, to tangible assets to be in the targeted range of 6.0% to 6.5%.

The Company's tangible capital ratio, which represents the ratio of stockholders' equity to total assets excluding intangible assets, stood at 5.80%, up from 5.62% as of December 31, 2006. Excluding other comprehensive losses, the tangible capital ratio stood at 6.26%, which approximates the level existent prior to the acquisition of the former Bank Calumet on March 31, 2006.

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

The following table summarizes purchases made by or on behalf of the Company, or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended June 30, 2007 pursuant to a repurchase program approved by its Board of Directors on May 18, 2005. Under the repurchase program up to 2.5 million shares of the Company's common stock may be repurchased and the total remaining authorization under the program was 1.4 million shares as of June 30, 2007. The repurchase program has no set expiration or termination date and the Company generally does not repurchase shares of its common stock as part of the repurchase program during self-imposed "black-out" periods.

Table 12
Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program

April 1 - April 30, 2007	3,190	$36.73	3,190	1,712,176
May 1 - May 31, 2007	243,581	36.97	240,000	1,472,176
June 1 - June 30, 2007	95,000	36.31	95,000	1,377,176

Total	341,771	$36.78	338,190

(1)

Includes 3,190 shares purchased in private transactions and 3,581 shares acquired pursuant to the Company's share-based compensation plans. Under the terms of these plans, the Company accepts shares of common stock from employees if they decide to transfer to the Company previously-owned shares as payment for the exercise price of the stock options.

Dividends

The Company paid dividends of $0.295 per common share in second quarter 2007, up 7.3% from the quarterly dividend per share declared in second quarter 2006 of $0.275. The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share, was 50.0% for second quarter 2007 and 48.2% for second quarter 2006. The 2007 annualized indicated dividend of $1.18 represents an annualized dividend yield of 3.3% as of June 30, 2007.

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

The Company has numerous accounting policies, of which the most significant are presented in Note 1, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of its 2006 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that its accounting policies with respect to the reserve for loan losses and income taxes are the accounting areas requiring subjective or complex judgments that are most important to the Company's financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

Reserve for Loan Losses

Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the reserve, while recoveries of amounts previously charged-off are credited to the reserve. Additions to the reserve for loan losses are charged to operating expense through the provision for loan losses. The amount charged to operating expense in any given year is dependent upon a number of factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and the Company's assessment of the reserve for loan losses. For a full discussion of the Company's methodology of assessing the adequacy of the reserve for loan losses, see Note 1, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of its 2006 10-K.

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

The Company must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. As of June 30, 2007, the Company had a valuation allowance of $2.5 million for certain state tax credits and state net operating loss carryforwards that are not expected to be fully realized. Although the Company has determined a valuation allowance is not required for any other deferred tax assets, there is no guarantee that those assets will be recognizable. For additional discussion of income taxes, see Note 1, "Summary of Significant Accounting Policies," and Note 16, "Income Taxes," to the Consolidated Financial Statements of the Company's 2006 10-K.

FORWARD LOOKING STATEMENTS

The following is a statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"): The Company and its representatives may, from time to time, make written or oral statements that are intended to qualify as "forward-looking" statements under the PSLRA and provide information other than historical information, including statements contained in this Form 10-Q, its 2006 10-K, its other filings with the Securities and Exchange Commission, or communications to its stockholders. These statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from any results, levels of activity, performance, or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below.

In some cases, the Company has identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "remains optimistic about," "expects," "should," "could," "seeks," "may," "will continue to," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends," or similar expressions identifying "forward-looking statements" within the meaning of the PSLRA, including the negative of those words and phrases. These forward-looking statements are based on management's current views and assumptions regarding future events, future business conditions, and its outlook for the Company based on currently available information. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only at the date made.

In connection with the safe harbor provisions of the PSLRA, the Company is hereby identifying important factors that could affect its financial performance and could cause its actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any forward-looking statements.

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

* Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on us through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, or operational limitations;

* Changes in federal and state tax laws or interpretations, including new taxes, changes affecting tax rates, income not subject to tax under existing law and interpretations, income sourcing, or consolidation/combination rules;

* Changes in accounting principles, policies, or guidelines affecting the businesses the Company conducts;

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

With respect to forward-looking statements set forth in the notes to consolidated financial statements, including those relating to contingent liabilities and legal proceedings, as well as in the Company's 2006 10-K, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities, and the actions of plaintiffs, judges, and juries.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is the Company's primary market risk and is the result of repricing, basis, and option risk. A description and analysis of the Company's interest rate risk management policies is included in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in its 2006 10-K.

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

This simulation analysis is based on actual cash flows and repricing characteristics for balance sheet and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. This simulation analysis includes management's projections for activity levels in each of the product lines the Company offers. The analysis also incorporates assumptions based upon the historical behavior of deposit rates and balances in relation to interest rates. Because these assumptions are inherently uncertain, the simulation analysis cannot definitively measure net interest income or predict the impact of the fluctuation in interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Company monitors and manages interest rate risk within approved policy limits. The Company's current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in interest rates as compared to net interest income in an unchanging interest rate environment. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon, assuming no change in current interest rates. As of December 31, 2006, the percent change expected assuming a gradual increase in interest rates was 10 basis points outside of policy. However, given the current market conditions as of December 31, 2006, the Bank's Board of Directors temporarily authorized operations outside of policy limits. As of June 30, 2007, the Company was operating within the policy limits.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates

	-200	+200	-200	+200	-300	+300

June 30, 2007:
Dollar change	$9,492	$(18,944)	$11,731	$(24,435)	$6,152	$(33,186)
Percent change	+3.6%	-7.3%	+4.5%	-9.4%	+2.4%	-12.7%
December 31, 2006:
Dollar change	$10,625	$(21,739)	$7,371	$(22,872)	$691	$(30,395)
Percent change	+4.0%	-8.1%	+2.8%	-8.6%	+0.3%	-11.4%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.

At June 30, 2007, the Company's interest rate sensitivity profile, assuming a gradual upward change in rates, reflected a slightly less negative exposure to rising interest rates in comparison to December 31, 2006. Conversely, in a falling rate environment, the Company's exposure reflected a slightly less positive position as of June 30, 2007 in comparison to December 31, 2006. The exposure of net interest income to changes in interest rates is not significantly different from the exposure existent at December 31, 2006 as balance sheet changes that occurred since year-end 2006 did not meaningfully impact projected earnings under alternative rate scenarios.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates

	-200	+200

June 30, 2007:
Dollar change	$(15,208)	$(99,314)
Percent change	-1.2%	-7.9%
December 31, 2006:
Dollar change	$(2,236)	$(107,298)
Percent change	-0.2%	-8.3%

As of June 30, 2007, the estimated sensitivity of the economic value of equity to changes in interest rates reflected a slightly less negative exposure to rising interest rates. Conversely, the estimated sensitivity of the economic value of equity to falling interest rates reflected a greater negative exposure. The estimated sensitivity at June 30, 2007 under rising rates was relatively unchanged from December 31, 2006. The increased exposure to falling interest rates reflects a comparative enhancement in the modeling of options embedded within the state and municipal securities portfolio. In a falling interest rate environment, it is more likely that securities with options would be called, thus shortening the weighted-average maturity. Because the weighted average maturity is lower in a falling interest rate environment, the level of price volatility is also lower, which translates to less price appreciation.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company provided a discussion as to any material pending litigation matters relating to the Company in Item 3 of Part I of its Annual Report on Form 10-K for the year ended December 31, 2006, as well as in Item 1 of Part II of its Quarterly Report on Form 10-Q for the period ended March 31, 2007. For the three months ended June 30, 2007, there were no material developments with regard to previously reported matters and no other matters were reportable during the period, although there are certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at June 30, 2007. Based on presently available information, the Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial condition of the Company.

ITEM 1A. RISK FACTORS

The Company provided a discussion of certain risks and uncertainties faced by the Company in its Annual Report on Form 10-K for the year ended December 31, 2006, however, these factors may not be the only risks or uncertainties the Company faces. Additional risks that the Company does not yet know of or that it currently thinks are immaterial may also impair its business operations.

Based on currently available information, the Company has not identified any new or material changes in the Company's risk factors disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006 except for the following:

Risks Related To The Company's Business

The Company and its subsidiaries are subject to new tax laws, or interpretations of existing laws may change.

The Company is subject to risks related to potential new legislation or regulatory changes in state or federal tax laws, or new interpretations or retroactive applications by taxing authorities of existing state or federal tax laws. Recently the Illinois legislature passed tax legislation for approval by the Governor. Among other things, this legislation contains provisions related to captive real estate investment trusts and income sourcing, which if enacted as proposed, may increase the amount of Illinois state tax paid by the Company. The Company cannot predict whether or when this legislation will be adopted; nor can the Company predict whether such legislation will be adopted in its current proposed form or in a different form.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Discussions regarding the purchase of securities by the issuer commences on page *27 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 16, 2007, the Company held its 2007 Annual Meeting of Stockholders at which the Company's stockholders voted upon the election of Vernon A. Brunner, Brother James Gaffney, John L. Sterling and J. Stephen Vanderwoude to the Company's Board of Directors, each for three-year terms ending at the Company's 2010 Annual Meeting of Stockholders. The stockholders elected all four directors, and set forth below are the votes cast with regard to the matter.
	Number of Shares Voted (1)

	For	Against	Abstain

1) Election of Directors
Vernon A. Brunner	41,934,474	422,210	65,420
Brother James Gaffney, FSC	41,058,240	1,299,268	64,596
John L. Sterling	41,773,835	579,412	68,858
J. Stephen Vanderwoude	41,244,108	1,110,138	67,859

(1)	Represents 85.3% of shares outstanding at March 16, 2007. Each of the four directors received votes in favor of at least 96.8% of shares voted.

ITEM 5. OTHER INFORMATION

On June 28, 2007, the Company's Board of Directors elected John F. Chlebowski, Jr. as a director of the Company, to hold office until the Company's next annual meeting of stockholders in 2008, when he is expected to be nominated for election to serve a three-year term. The Company's Nominating and Corporate Governance Committee recommended and nominated Mr. Chlebowski as a director candidate to the Board. The Company's Board of Directors has also concluded that Mr. Chlebowski is "independent" under the rules of The Nasdaq Stock Market.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents	Sequential Page #

3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3 to the Quarterly Report on Form 10-Q dated March 31, 2002.
3.2	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3 to the Current Report on Form 8-K dated November 15, 2006.

10	Savings and Profit Sharing Plan as Amended and Restated Effective January 1, 2007	*35
11

Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 7 of the Company's Notes to Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS" of this document.

15	Acknowledgment of Independent Registered Public Accounting Firm.	*105
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*106
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*107
32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*108
32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*109
99	Report of Independent Registered Public Accounting Firm.	*110
(1)	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ PAUL F. CLEMENS
Paul F. Clemens Executive Vice President, Chief Financial Officer, and Principal Accounting Officer*

Date: August 8, 2007

* Duly authorized to sign on behalf of the Registrant.