Form 10-Q
period 2007-09-30
FIRST MIDWEST BANCORP INC
filed 2007-11-07
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2007

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.

Commission File Number 0-10967

_______________

FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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
As of November 6, 2007, there were 48,586,925 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS
Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition	*4
	Consolidated Statements of Income	*5
	Consolidated Statements of Changes in Stockholders' Equity	*6
	Consolidated Statements of Cash Flows	*7
	Notes to Consolidated Financial Statements	*8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	*15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures	*31

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	*32

Item 1A.	Risk Factors	*32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*32

Item 3.	Defaults Upon Senior Securities	*32

Item 4.	Submission of Matters to a Vote of Security Holders	*32

Item 5.	Other Information	*32

Item 6.	Exhibits	*33

First Midwest Bancorp, Inc. is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the greater Chicago suburban area as well as operating centers in central and western Illinois. Our principal subsidiary is First Midwest Bank, which provides a broad range of commercial and retail banking services to consumer, commercial and industrial, and public or governmental customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that truly fulfill those financial needs.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"), and we make this information available free of charge on or through the investor relations section of our web site at www.firstmidwest.com/aboutinvestor_overview.asp. Also posted on our web site, or available in print upon request of any stockholder to our Corporate Secretary, are our certificate of incorporation, by-laws, charters for our Audit, Compensation and Nominating, and Corporate Governance Committees, Related Person Transaction Policies and Procedures, Corporate Governance Guidelines, Code of Ethics and Standards of Conduct (the "Code"), which governs our directors, officers, and employees, and Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and the Nasdaq Stock Market, we will post on our web site any amendment to the Code and any waiver applicable to any executive officer, director, or senior financial officer (as defined in the Code). In addition, our web site includes information concerning purchases and sales of our securities by our executive officers and directors, as well as any disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time.

Our Corporate Secretary can be contacted by writing to First Midwest Bancorp, Inc., One Pierce Place, Itasca, Illinois 60143, Attn: Corporate Secretary. The Company's Investor Relations Department can be contacted by telephone at (630) 875-7463 or by e-mail at investor.relations@firstmidwest.com.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

We include or incorporate by reference in this Quarterly Report on Form 10-Q, and from time to time our management may make, statements that may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but instead represent only management's beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Although we believe the expectations reflected in any forward-looking statements are reasonable, it is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in such statements. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," and the negative of these terms and other comparable terminology. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report, or when made.

Forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions and may include projections relating to our future financial performance including our growth strategies and anticipated trends in our business. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, you should refer to our Annual Report on Form 10-K for the year ended December 31, 2006, including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Results of Operations," as well as our subsequent periodic and current reports, filed with the SEC. These risks and uncertainties are not exhaustive however. Other sections of this report describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

PART 1. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts and number of shares in thousands)
	September 30, 2007	December 31, 2006

	(Unaudited)
Assets
Cash and due from banks	$182,495	$209,825
Federal funds sold and other short-term investments	3,434	5,081
Mortgages held for sale	1,408	4,760
Trading account securities	17,431	15,878
Securities available-for-sale, at market value	1,924,357	2,442,674
Securities held-to-maturity, at amortized cost	92,913	91,380

Loans	4,931,472	5,008,944
Reserve for loan losses	(61,412)	(62,370)

Net loans	4,870,060	4,946,574

Premises, furniture, and equipment	126,322	126,677
Accrued interest receivable	54,134	54,015
Investment in corporate owned life insurance	201,418	196,598
Goodwill	262,195	262,195
Other intangible assets	27,146	30,463
Receivable for securities sold	48,731	-
Other assets	72,301	55,406

Total assets	$7,884,345	$8,441,526

Liabilities
Demand deposits	$1,082,068	$1,124,081
Savings deposits	776,844	684,599
NOW accounts	895,826	945,656
Money market deposits	860,735	854,780
Time deposits	2,218,702	2,558,100

Total deposits	5,834,175	6,167,216

Borrowed funds	998,502	1,182,268
Subordinated debt	227,948	228,674
Accrued interest payable	18,215	20,429
Other liabilities	77,577	91,925

Total liabilities	7,156,417	7,690,512

Stockholders' Equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 100,000 shares; issued 61,326 shares; outstanding: September 30, 2007 - 48,735 shares December 31, 2006 - 50,025 shares	613	613
Additional paid-in capital	206,951	205,044
Retained earnings	865,435	823,787
Accumulated other comprehensive loss, net of tax	(36,385)	(15,288)
Treasury stock, at cost: September 30, 2007 - ----12,591 shares December 31, 2006 - 11,301 shares	(308,686)	(263,142)

Total stockholders' equity	727,928	751,014

Total liabilities and stockholders' equity	$7,884,345	$8,441,526

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)
	Quarters Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Interest Income
Loans	$93,020	$93,929	$277,372	$258,756
Securities available-for-sale	25,651	31,142	80,545	88,239
Securities held-to-maturity	1,171	1,232	3,620	3,594
Federal funds sold and other short-term investments	248	134	813	423

Total interest income	120,090	126,437	362,350	351,012

Interest Expense
Deposits	41,949	40,335	125,669	105,349
Borrowed funds	13,680	16,799	43,392	46,869
Subordinated debt	3,764	3,630	11,258	9,698

Total interest expense	59,393	60,764	180,319	161,916

Net interest income	60,697	65,673	182,031	189,096

Provision for loan losses	470	2,715	5,191	6,364

Net interest income after provision for loan losses	60,227	62,958	176,840	182,732

Noninterest Income
Service charges on deposit accounts	11,959	10,971	33,029	29,442
Trust and investment management fees	3,934	3,736	11,640	10,603
Other service charges, commissions, and fees	5,601	5,471	16,859	14,773
Card-based fees	4,054	3,734	11,946	10,065
Corporate owned life insurance income	2,023	2,206	5,916	5,650
Security (losses) gains, net	(5,165)	509	(760)	898
Other income	989	364	4,088	2,199

Total noninterest income	23,395	26,991	82,718	73,630

Noninterest Expense
Salaries and wages	21,381	20,473	64,840	59,179
Retirement and other employee benefits	5,973	6,550	19,072	20,515
Net occupancy expense	5,686	5,482	16,574	15,146
Equipment expense	2,580	2,651	7,796	7,487
Technology and related costs	1,767	1,770	5,324	5,052
Professional services	2,366	2,266	6,687	6,774
Advertising and promotions	1,950	2,144	4,503	6,147
Merchant card expense	1,842	1,537	5,120	4,140
Other expenses	6,436	6,245	18,957	20,380

Total noninterest expense	49,981	49,118	148,873	144,820

Income before income tax expense	33,641	40,831	110,685	111,542
Income tax expense	6,404	9,616	25,108	25,824

Net income	$27,237	$31,215	$85,577	$85,718

Per Share Data
Basic earnings per share	$0.55	$0.63	$1.73	$1.76
Diluted earnings per share	$0.55	$0.62	$1.71	$1.74
Cash dividends per share	$0.295	$0.275	$0.885	$0.825
Weighted average shares outstanding	49,134	49,940	49,554	48,802
Weighted average diluted shares outstanding	49,447	50,315	49,915	49,158

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Balance at December 31, 2005	45,387	$569	$60,760	$762,575	$(8,284)	$(271,552)	$544,068
Comprehensive Income:
Net income	-	-	-	85,718	-	-	85,718
Other comprehensive income: (1)
Unrealized gains on securities	-	-	-	-	6,400	-	6,400
Unrealized gains on hedging activities activities	-	-	-	-	210	-	210

Total comprehensive income							92,328
Dividends declared ($0.825 per share)	-	-	-	(41,254)	-	-	(41,254)
Issuance of common stock	4,399	44	143,579	-	-	-	143,623
Purchase of treasury stock	(22)	-	-	-		(787)	(787)
Share-based compensation expense	-	-	2,213	-	-	-	2,213
Exercise of stock options and restricted stock activity	234	-	(2,987)	-	-	8,335	5,348
Treasury stock issued to benefit plans	3	-	83	-	-	35	118
Other	-	-	212	-	-	-	212

Balance at September 30, 2006	50,001	$613	$203,860	$807,039	$(1,674)	$(263,969)	$745,869

Balance at December 31, 2006	50,025	$613	$205,044	$823,787	$(15,288)	$(263,142)	$751,014
Cumulative-effect for change in accounting for purchases of life insurance policies (2)	-	-	-	(209)	-	-	(209)

Adjusted balance at January 1, 2007	50,025	613	205,044	823,578	(15,288)	(263,142)	750,805
Comprehensive Income:
Net income	-	-	-	85,577	-	-	85,577
Other comprehensive loss: (1)
Unrealized losses on securities	-	-	-	-	(21,084)	-	(21,084)
Other	-	-	-	-	(13)	-	(13)

Total comprehensive income	-						64,480
Dividends declared ($0.885 per share)	-	-	-	(43,720)	-	-	(43,720)
Purchase of treasury stock	(1,470)	-	-	-	-	(52,199)	(52,199)
Share-based compensation expense	-	-	2,817	-	-	-	2,817
Exercise of stock options and restricted stock activity	183	-	(919)	-	-	6,751	5,832
Treasury stock (purchased for) issued to benefit plans	(3)	-	9	-	-	(96)	(87)

Balance at September 30, 2007	48,735	$613	$206,951	$865,435	$(36,385)	$(308,686)	$727,928

(1)			Net of taxes and reclassification adjustments.
(2)			Refer to Note 2, "Recent Accounting Pronouncements," for additional details.

See notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)

	Nine Months Ended September 30,

	2007	2006

Net cash provided by operating activities	$34,125	$69,214

Investing Activities
Securities available-for-sale:
Proceeds from maturities, repayments, and calls	231,469	341,943
Proceeds from sales	335,744	263,121
Purchases	(83,367)	(551,077)
Securities held-to-maturity:
Proceeds from maturities, repayments, and calls	30,165	54,196
Purchases	(31,603)	(61,176)
Net decrease (increase) in loans	66,361	(96,156)
Proceeds from claims on corporate owned life insurance	887	718
Purchases of corporate owned life insurance	-	(15,000)
Proceeds from sales of other real estate owned	3,647	2,632
Proceeds from sales of premises, furniture, and equipment	1,034	1,046
Purchases of premises, furniture, and equipment	(9,044)	(11,781)
Acquisitions, net of cash acquired	-	(220,967)

Net cash provided by (used in) investing activities	545,293	(292,501)

Financing Activities
Net (decrease) increase in deposit accounts	(333,041)	141,577
Net decrease in borrowed funds	(183,766)	(98,812)
Proceeds from the issuance of subordinated debt	-	99,887
Proceeds from the issuance of common stock	-	143,623
Purchases of treasury stock	(52,199)	(787)
Cash dividends paid	(44,100)	(39,987)
Exercise of stock options and restricted stock activity	4,365	4,093
Excess tax benefit related to share-based compensation	346	830

Net cash (used in) provided by financing activities	(608,395)	250,424

Net (decrease) increase in cash and cash equivalents	(28,977)	27,137
Cash and cash equivalents at beginning of period	214,906	158,677

Cash and cash equivalents at end of period	$185,929	$185,814

Supplemental Disclosures:
Noncash transfers of loans to foreclosed real estate	$4,962	$2,880
Dividends declared but unpaid	14,399	13,769
Noncash transfer of loans to securities available-for-sale	-	105,976

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company's financial position, results of operations, or liquidity. However, FIN 48 is expected to create greater volatility in the Company's effective tax rate in future periods. At adoption on January 1, 2007, the Company had $7.7 million in unrecognized tax benefits related to uncertain tax positions. Of this amount, $5.3 million would favorably affect the Company's effective tax rate if recognized in future periods. Interest related to the uncertain tax positions totaled $601,000 on January 1, 2007. The Company recognizes this accrued interest in income tax expense. There were no material changes to unrecognized tax benefits during the three-month and nine-month periods ended September 30, 2007. The Company files income tax returns in the U.S. federal jurisdiction and in Illinois, Indiana, and Iowa. The Company is no longer subject to examinations by U.S. federal, Indiana, or Iowa tax authorities for years prior to 2003 or by Illinois tax authorities for years prior to 2002.

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

Fair Value Option: In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Liabilities, that permits entities to irrevocably elect fair value to account for certain financial assets and financial liabilities, with the changes in fair value recognized in earnings as they occur. The main objectives of this statement are to (i) mitigate problems in determining reported earnings because some assets and liabilities are recorded at fair value while others are reported at cost; (ii) enable entities to reduce volatility by allowing entities that are ineligible for hedge accounting to mark the other side of the hedging transaction to market and thus create an accounting offset; (iii) make U.S. accounting standards more consistent with international standards; and (iv) expand the use of fair value measurement, particularly for financial instruments. The impact of the initial adoption for assets and liabilities recorded before the effective date of this statement would be accounted for as a cumulative-effect adjustment to retained earnings. This statement requires entities to provide additional information that would help others understand how changes in fair values affect current-period earnings. Related fair value information is still required to be disclosed by existing accounting standards. The statement is effective for fiscal years beginning after November 15, 2007. The Company will be required to apply the new guidance beginning January 1, 2008 and currently does not expect it to have a material impact on the Company's financial position, results of operations, or liquidity.

Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which, upon adoption, will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS No. 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to apply the new guidance beginning January 1, 2008 and does not expect it to have a material impact on the Company's financial position, results of operations, or liquidity.

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

3. SECURITIES

Securities Available-for-Sale, Held-to-Maturity, and Trading
(Dollar amounts in thousands)
	September 30, 2007				December 31, 2006

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Available- for-Sale
U.S. Treasury	$899	$2	$-	$901	$3,017	$-	$(2)	$3,015
U.S. Agency	47,795	443	-	48,238	66,796	209	(46)	66,959
Collateralized mortgage obligations	477,476	908	(4,504)	473,880	756,890	948	(12,511)	745,327
Other mortgage- backed	345,977	2,792	(5,978)	342,791	407,198	2,887	(6,313)	403,772
State and municipal	863,186	4,406	(6,018)	861,574	1,007,761	9,917	(5,562)	1,012,116
Other	234,627	44	(37,698)	196,973	212,056	779	(1,350)	211,485

Total	$1,969,960	$8,595	$(54,198)	$1,924,357	$2,453,718	$14,740	$(25,784)	$2,442,674

	September 30, 2007				December 31, 2006

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Held- to-Maturity

State and municipal	$92,913	$238	$-	$93,151	$91,380	$227	$(5)	$91,602

Trading Securities				$17,431				$15,878

At September 30, 2007, gross unrealized gains in the securities available-for-sale portfolio totaled $8.6 million, and gross unrealized losses totaled $54.2 million, resulting in a net unrealized loss of $45.6 million. The unrealized loss on securities in an unrealized loss position for greater than 12 months totaled $19.5 million. Management does not believe any individual unrealized loss as of September 30, 2007 represents an other-than-temporary impairment. The Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost, or to maturity.

Trading securities held by the Company represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Net trading gains (losses) included in other noninterest income in the Consolidated Statements of Income totaled $226,000 in third quarter 2007 and ($220,000) in third quarter 2006. Trading gains (losses) totaled $1.4 million for the nine months ended September 30, 2007 and ($64,000) for the nine months ended September 30, 2006.

4. LOANS

Loan Portfolio
(Dollar amounts in thousands)
	September 30, 2007	December 31, 2006

Commercial and industrial	$1,522,270	$1,547,081
Agricultural	158,015	158,305
Real estate - commercial	1,853,088	1,852,557
Real estate - construction	621,613	583,761
Consumer	575,792	651,776
Real estate - 1-4 family	200,694	215,464

Total loans	$4,931,472	$5,008,944

Total loans reported are net of deferred loan fees of $8.1 million as of September 30, 2007 and $7.8 million as of December 31, 2006 and include overdrawn demand deposits totaling $8.6 million as of September 30, 2007 and $6.9 million as of December 31, 2006.

The Company primarily lends to small to mid-sized businesses and consumers in the market areas in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower. The Company believes that such diversification reduces its exposure to economic downturns that may occur in different segments of the economy or in different industries. As of September 30, 2007 and December 31, 2006, there were no significant loan concentrations with any single borrower, industry, or geographic segment.

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

5. SECURITIZATIONS AND MORTGAGE SERVICING RIGHTS

In June 2006, the Company securitized $106.0 million of real estate 1-4 family loans, converting the loans into mortgage-backed securities issued through the Federal Home Loan Mortgage Corporation. Accordingly, the securitized amounts were reclassified from loans to securities available-for-sale. The Company retained servicing responsibilities for the mortgages supporting these securities and collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. The Company also services loans from prior securitizations and services loans for which the servicing was acquired as part of a 2006 bank acquisition. Mortgage loans serviced for and owned by third parties are not included in the Consolidated Statements of Condition. The unpaid principal balance of these loans totaled $168.9 million as of September 30, 2007 and $193.9 million as of December 31, 2006. The Company has no recourse for credit losses on the loans securitized in 2006 or the loans previously serviced by the acquired bank but retains limited recourse, through November 30, 2011, for credit losses on $14.6 million of loans securitized in 2004. The dollar amount of the potential recourse to the Company is capped at $2.2 million based on a certain percentage of the initial balance of the loans for which recourse exists. The liability for the expected costs related to this recourse agreement totaled $148,000 as of September 30, 2007 and December 31, 2006.

Changes in Fair Value of Mortgage Servicing Rights
(Dollar amounts in thousands)
	Quarters Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Balance at beginning of period	$2,236	$2,859	$2,613	$638
New servicing assets	-	-	-	1,424
Servicing assets of acquired bank	-	-	-	884
Changes in fair value:
Due to changes in valuation inputs and assumptions (1)	(136)	-	(300)	-
Other changes in fair value (2)	(98)	-	(311)	-
Amortization	-	(81)	-	(168)

Balance at end of period	$2,002	$2,778	$2,002	$2,778

Contractual servicing fee earned during the period	$115	$137	$364	$252

(1)	Principally reflects changes in prepayment speed assumptions.
(2)	Primarily represents changes in expected cash flows over time due to payoffs and paydowns.

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

Effective January 1, 2007, the Company adopted the provisions of SFAS No. 156 and elected to apply the fair value measurement method to account for its pre-existing mortgage servicing assets. Upon adoption, there was no cumulative-effect adjustment recognized in retained earnings, as the carrying value of mortgage servicing rights approximated its fair value. Under the fair value method, the Company initially records any mortgage servicing rights acquired after adoption of SFAS No. 156 at their estimated fair value in other assets in the Consolidated Statements of Condition. Fair value is subsequently determined by estimating the present value of the future cash flows associated with the mortgage loans serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights at September 30, 2007 include weighted-average prepayment speeds of 14.6% and weighted-average discount rates of 11.7%. The Company uses market-based data for assumptions related to the valuation of mortgage servicing rights. The net loss recognized due to the change in fair value of mortgage servicing rights totaled $234,000 for third quarter 2007 and $611,000 for the nine months ended September 30, 2007. Both the net impact of changes in the fair value of mortgage servicing rights and contractual servicing fees are reported in other service charges, commissions, and fees in the Company's Consolidated Statements of Income.

6. RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve for Loan Losses
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Balance at beginning of period	$62,391	$62,359	$62,370	$56,393
Loans charged-off	(2,501)	(3,206)	(8,436)	(7,877)
Recoveries of loans previously charged-off	1,052	502	2,287	1,555

Net loans charged-off	(1,449)	(2,704)	(6,149)	(6,322)
Provision for loan losses	470	2,715	5,191	6,364
Reserve of acquired bank	-	-	-	5,935

Balance at end of period	$61,412	$62,370	$61,412	$62,370

A portion of the Company's reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets.

Impaired, Nonaccrual, and Past Due Loans
(Dollar amounts in thousands)
	September 30, 2007	December 31, 2006
	March 31, 2006	December 31, 2005

Nonaccrual loans:
Impaired loans with valuation reserve required (1)	$3,650	$5,103
Impaired loans with no valuation reserve required	6,553	7,601

Total impaired loans	10,203	12,704
Other nonaccrual loans (2)	2,568	3,505

Total nonaccrual loans	$12,771	$16,209

Loans past due 90 days and still accruing interest	$21,421	$12,810
Valuation reserve related to impaired loans	1,937	3,594

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.
(2)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

The average recorded investment in impaired loans was $12.1 million for the nine months ended September 30, 2007 and $12.9 million for the nine months ended September 30, 2006. Interest income recognized on impaired loans was $312,000 for the nine months ended September 30, 2007 and $40,000 for the nine months ended September 30, 2006. Interest income recognized on impaired loans is recorded using the cash basis of accounting. As of September 30, 2007, the Company had $16,000 of additional funds committed to be advanced in connection with impaired loans.

7. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Share
(Amounts in thousands, except per share data)
	Quarters Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net income	$27,237	$31,215	$85,577	$85,718

Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	49,134	49,940	49,554	48,802
Dilutive effect of stock options	267	371	327	355
Dilutive effect of non-vested restricted stock awards	46	4	34	1

Diluted weighted-average common shares outstanding	49,447	50,315	49,915	49,158

Basic earnings per share	$0.55	$0.63	$1.73	$1.76
Diluted earnings per share	0.55	0.62	1.71	1.74

8. PENSION PLAN

Net Periodic Benefit Pension Expense
(Dollar amounts in thousands)
	Quarters Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$802	$1,237	$2,770	$3,712
Interest cost	633	671	2,187	2,013
Expected return on plan assets	(792)	(861)	(2,735)	(2,584)
Recognized net actuarial loss	181	276	625	829
Amortization of prior service cost	1	1	3	3

Net periodic cost	$825	$1,324	$2,850	$3,973

The Company previously disclosed in Note 17 to the Consolidated Financial Statements on its 2006 10-K that it did not expect to contribute to its pension plan in 2007. Based on the current actuarial assumptions, the Company contributed $5.0 million to its pension plan during third quarter 2007. The Company does not anticipate any additional contributions to its Pension Plan during the remainder of 2007.

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)
	September 30, 2007	December 31, 2006

Commitments to extend credit:
Home equity lines	$282,164	$314,714
All other commitments	1,109,713	1,135,237
Letters of credit:
Standby	138,519	170,740
Commercial	310	2,281
Recourse on assets securitized	14,583	17,771

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. The carrying value of the Company's standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $691,000 as of September 30, 2007 and $837,000 as of December 31, 2006. As of September 30, 2007, standby letters of credit had a remaining weighted-average term of approximately 12.1 months, with remaining actual lives ranging from less than 1 year to 7.8 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

For a discussion on recourse on assets securitized, refer to Note 5, "Securitizations and Mortgage Servicing Rights."

Legal Proceedings

At September 30, 2007, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of September 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of our results of operations and financial condition for the quarter and nine months ended September 30, 2007 and 2006. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term the "Bank," we are referring to our wholly-owned banking facility, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2006 Annual Report on Form 10-K ("2006 10-K"). Results of operations for the quarter and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

ACQUISITION ACTIVITY

On March 31, 2006, we completed the acquisition of Bank Calumet, Inc. ("Bank Calumet"), a single bank holding company in a cash transaction valued at approximately $307.0 million. Bank Calumet provided retail and commercial banking services to customers through 30 full service locations predominantly in Lake County, Indiana, and the contiguous Illinois counties of Cook and Will. As a part of the acquisition, we acquired $676.4 million in loans and $940.0 million in deposits.

The results of operations of Bank Calumet are included in our Consolidated Statements of Income effective with second quarter 2006.

PERFORMANCE OVERVIEW

Net income for the quarter ended September 30, 2007 was $27.2 million, or $0.55 per share, compared to $31.2 million, or $0.62 per share, for third quarter 2006. During third quarter 2007, the turmoil in the capital markets resulted in premiums being charged in some sectors for access to funding. Responding to this condition, we sold $187.9 million of agency-guaranteed securities with an average yield of 3.9% for a loss of $5.2 million. We used the proceeds to reduce our overnight and other short-dated borrowings, which were at rates of 5.25% and higher. Partially offsetting this transaction was the recognition of after-tax benefits associated with state income tax loss carryforwards of $1.4 million. The net effect of these two items reduced after-tax income by $0.04 per share. Third quarter 2007 performance resulted in an annualized return on average assets of 1.35% compared to 1.44% for third quarter 2006, and an annualized return on average equity of 14.6% compared to 17.1% for third quarter 2006.

Net income for the nine-month period ended September 30, 2007 was $85.6 million, or $1.71 per share, compared to $85.7 million, or $1.74 per share, for the same period in 2006. Annualized return on average assets was 1.40% for each of the nine-month periods ended September 30, 2007 and 2006. Annualized return on average equity for the nine-month periods ended September 30, 2007 and 2006 was 15.2% and 17.1%, respectively.

Net interest income for the quarter and nine-month periods ended September 30, 2007 declined $5.0 million and $7.1 million, respectively, from the same periods in 2006 due primarily to a decline in credit spreads on loans as a result of increased competition and a lag in repricing of interest-earning assets compared to our funding sources. Net interest margin for the quarter and nine-month periods ended September 30, 2007 declined 6 basis points and 12 basis points, respectively, from the same periods in 2006. The principal factors partially mitigating the impact of the decline in margin on net income during the quarter and nine-month periods ended September 30, 2007 were solid and consistent credit quality, growth in fee-based revenues, and well-controlled noninterest expense.

While net interest margin for the nine-month period ended September 20, 2007 declined 12 basis points to 3.59% compared to the same period in 2006, the quarterly net interest margin has trended upward from 3.53% for the quarter ended March 31, 2007 to 3.63% for the quarter ended September 30, 2007.

Charge-offs as a percentage of average loans for the quarter ended September 30, 2007 were 12 basis points, the lowest level in 2 years. Our charge-offs as a percentage of average loans for the nine-month period ended September 30, 2007 were 17 basis points compared to 18 basis points for the same period of 2006. We believe these results reflect our consistent, conservative underwriting philosophy at a time of tremendous competition for loans and in an environment where many competitors have experienced significant credit issues.

Fee-based revenues grew 6.8% for third quarter 2007 and 13.2% for the nine-month period ended September 30, 2007 compared to the same periods in 2006. While increases occurred in most fee categories, the growth for these periods in 2007 was primarily due to increases in service charges on deposits, card-based fees, and trust services.

Noninterest expense growth was well controlled. Noninterest expense grew 1.8% for third quarter 2007 and 2.8% for the nine-month period ended September 30, 2007 compared to the same periods in 2006.

Business Outlook

We expect that fourth quarter 2007 operating results should track the operating trends demonstrated in third quarter 2007. Specifically, net interest margin should approximate 3.60%. Loan growth, which appears to have gained momentum, should continue. Asset quality should remain solid, and the efficiency ratio should remain near the third quarter 2007 level. The results will be influenced by, among other factors, the timing and magnitude of federal funds rate movements, the return of the capital markets to more normal pricing levels, changes in deposit mix, and asset generation. In the longer term, we believe the strength and diversity of the Chicago marketplace will continue to provide us with opportunities for growth.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income represents the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total average interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in the Notes to Consolidated Financial Statements contained in our 2006 10-K.

Our accounting and reporting policies conform to U.S. generally accepted accounting principles ("U.S. GAAP") and general practice within the banking industry. For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. Although we believe that these non-GAAP financial measures enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The effect of such adjustment is presented in the following table.

Table 1
Effect of Tax-Equivalent Adjustment
(Dollar amounts in thousands)
	Quarters Ended September 30,			Nine Months Ended September 30,

	2007	2006	% Change	2007	2006	% Change

Net interest income (GAAP)	$60,697	$65,673	(7.6)	$182,031	$189,096	(3.7)
Tax-equivalent adjustment	4,988	6,132	(18.7)	15,670	17,669	(11.3)

Tax-equivalent net interest income	$65,685	$71,805	(8.5)	$197,701	$206,765	(4.4)

Tax-equivalent net interest income for the quarter and nine-month periods ended September 30, 2007 declined $6.1 million and $9.1 million, respectively, compared to the same periods in 2006.

Table 2 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended September 30, 2007 and 2006. This table also details increases and decreases in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 1 above.

As shown in Table 2, third quarter 2007 tax-equivalent interest income declined $7.5 million compared to third quarter 2006. The decline in interest-earning assets reduced interest income by $8.1 million, while an increase in the average rate earned on interest-earning assets improved interest income by $572,000. Third quarter 2007 interest expense decreased $1.4 million compared to third quarter 2006. The decline in interest-bearing liabilities reduced interest expense by $9.2 million and was partially offset by a $7.8 million increase attributable to higher interest rates paid on interest-bearing liabilities.

Table 3 summarizes the same information as Table 2 but for the nine-month periods ended September 30, 2007 and September 30, 2006.

We continue to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-Q.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Quarters Ended September 30, 2007 and 2006

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2007	2006	Increase (Decrease)	2007	2006	Basis Points Inc/(Dec)	2007	2006	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$10,424	$4,360	$6,064	5.86%	6.64%	(78)	$154	$73	$81	$89	$(8)	$81
Mortgages held for sale	1,885	4,192	(2,307)	6.52%	5.77%	75	31	61	(30)	(39)	9	(30)
Trading account securities	17,489	-	17,489	1.44%	0.00%	144	63	-	63	63	-	63
Securities available-for-sale	2,174,944	2,606,332	(431,388)	5.48%	5.61%	(13)	29,808	36,560	(6,752)	(5,929)	(823)	(6,752)
Securities held-to-maturity	97,713	106,301	(8,588)	6.65%	6.53%	12	1,624	1,736	(112)	(144)	32	(112)
Loans:
Commercial and industrial	1,535,062	1,565,427	(30,365)	7.70%	7.54%	16	29,805	29,759	46	(450)	496	46
Agricultural	152,781	141,536	11,245	7.15%	7.16%	(1)	2,754	2,553	201	203	(2)	201
Real estate - commercial	1,816,456	1,868,071	(51,615)	7.39%	7.18%	21	33,855	33,807	48	(590)	638	48
Real estate - construction	606,309	545,465	60,844	8.24%	8.45%	(21)	12,585	11,624	961	1,253	(292)	961
Consumer	581,573	699,972	(118,399)	7.67%	7.44%	23	11,247	13,121	(1,874)	(2,306)	432	(1,874)
Real estate - 1-4 family	203,619	217,103	(13,484)	6.14%	5.98%	16	3,152	3,275	(123)	(213)	90	(123)

Total loans	4,895,800	5,037,574	(141,774)	7.57%	7.41%	16	93,398	94,139	(741)	(2,103)	1,362	(741)

Total interest-earning assets	$7,198,255	$7,758,759	$(560,504)	6.91%	6.79%	12	$125,078	$132,569	$(7,491)	$(8,063)	$572	$(7,491)

Savings deposits	$774,133	$674,039	$100,094	1.76%	0.78%	98	$3,442	$1,318	$2,124	$222	$1,902	$2,124
NOW accounts	941,488	992,916	(51,428)	1.79%	1.43%	36	4,237	3,570	667	(173)	840	667
Money market deposits	864,001	919,889	(55,888)	3.43%	3.26%	17	7,467	7,562	(95)	(614)	519	(95)
Time deposits	2,208,876	2,536,742	(327,866)	4.81%	4.36%	45	26,803	27,885	(1,082)	(5,508)	4,426	(1,082)
Borrowed funds	1,093,068	1,343,671	(250,603)	4.97%	4.96%	1	13,680	16,799	(3,119)	(3,136)	17	(3,119)
Subordinated debt	226,180	226,187	(7)	6.60%	6.37%	23	3,764	3,630	134	-	134	134

Total interest-bearing liabilities	$6,107,746	$6,693,444	$(585,698)	3.86%	3.60%	26	$59,393	$60,764	$(1,371)	$(9,209)	$7,838	$(1,371)

Net interest margin / income				3.63%	3.69%	(6)	$65,685	$71,805	$(6,120)	$1,146	$(7,266)	$(6,120)

	2007			2006

Net Interest Margin Trend By Quarter	3rd	2nd	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	6.91%	6.86%	6.83%	6.81%	6.79%	6.62%	6.43%
Rates paid on interest-bearing liabilities	3.86%	3.84%	3.88%	3.79%	3.60%	3.38%	3.16%
Net interest margin	3.63%	3.61%	3.53%	3.57%	3.69%	3.70%	3.76%

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Nine Months Ended September 30, 2007 and 2006

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2007	2006	Increase (Decrease)	2007	2006	Basis Points Inc/(Dec)	2007	2006	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$11,157	$7,164	$3,993	5.56%	4.65%	91	$464	$249	$215	$159	$56	$215
Mortgages held for sale	3,736	3,873	(137)	5.73%	6.01%	(28)	160	174	(14)	(6)	(8)	(14)
Trading account securities	16,809	-	16,809	1.50%	0.00%	150	189	-	189	189	-	189
Securities available-for-sale	2,270,449	2,513,688	(243,239)	5.51%	5.51%	-	93,843	103,914	(10,071)	(10,054)	(17)	(10,071)
Securities held-to-maturity	100,099	102,362	(2,263)	6.75%	6.61%	14	5,069	5,071	(2)	224	(226)	(2)
Loans:
Commercial and industrial	1,534,467	1,414,938	119,529	7.65%	7.24%	41	87,832	76,587	11,245	6,691	4,554	11,245
Agricultural	163,750	138,202	25,548	7.18%	6.84%	34	8,788	7,067	1,721	1,357	364	1,721
Real estate - commercial	1,840,520	1,818,740	21,780	7.30%	7.04%	26	100,528	95,763	4,765	1,157	3,608	4,765
Real estate - construction	597,667	491,300	106,367	8.27%	8.51%	(24)	36,949	31,273	5,676	6,546	(870)	5,676
Consumer	606,071	715,041	(108,970)	7.62%	7.15%	47	34,548	38,262	(3,714)	(6,498)	2,784	(3,714)
Real estate - 1-4 family	208,509	231,384	(22,875)	6.19%	5.96%	23	9,650	10,321	(671)	(1,083)	412	(671)

Total loans	4,950,984	4,809,605	141,379	7.52%	7.21%	31	278,295	259,273	19,022	8,170	10,852	19,022

Total interest-earning assets	$7,353,234	$7,436,692	$(83,458)	6.87%	6.62%	25	$378,020	$368,681	$9,339	$(1,318)	$10,657	$9,339

Savings deposits	$742,378	$644,438	$97,940	1.50%	0.70%	80	$8,352	$3,373	$4,979	$582	$4,397	$4,979
NOW accounts	906,007	920,409	(14,402)	1.60%	1.41%	19	10,850	9,713	1,137	(149)	1,286	1,137
Money market deposits	861,703	862,769	(1,066)	3.41%	3.10%	31	21,951	19,999	1,952	(25)	1,977	1,952
Time deposits	2,346,715	2,383,325	(36,610)	4.82%	4.05%	77	84,516	72,264	12,252	(1,091)	13,343	12,252
Borrowed funds	1,160,567	1,365,049	(204,482)	5.00%	4.59%	41	43,392	46,869	(3,477)	(8,557)	5,080	(3,477)
Subordinated debt	227,683	198,935	28,748	6.61%	6.52%	9	11,258	9,698	1,560	1,419	141	1,560

Total interest-bearing liabilities	$6,245,053	$6,374,925	$(129,872)	3.86%	3.40%	46	$180,319	$161,916	$18,403	$(7,821)	$26,224	$18,403

Net interest margin / income				3.59%	3.71%	(12)	$197,701	$206,765	$(9,064)	$6,503	$(15,567)	$(9,064)

Noninterest Income

Our total noninterest income for third quarter 2007, which included security losses of $5.2 million, decreased by $3.6 million, or 13.3%, compared to third quarter 2006, which included security gains of $509,000. The remainder of noninterest income increased by $2.1 million, or 7.8%, primarily due to stronger fee-based revenues. For third quarter 2007, fee-based revenues increased $1.6 million, or 6.8%, compared to third quarter 2006, reflecting growth in service charges on deposit accounts, asset management, commissions, and card-based revenues.

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)
	Quarters Ended September 30,			Nine Months Ended September 30,

	2007	2006	% Change	2007	2006	% Change

Service charges on deposit accounts	$11,959	$10,971	9.0	$33,029	$29,442	12.2
Trust and investment management fees	3,934	3,736	5.3	11,640	10,603	9.8
Other service charges, commissions, and fees	5,601	5,471	2.4	16,859	14,773	14.1
Card-based fees	4,054	3,734	8.6	11,946	10,065	18.7

Subtotal fee-based revenues	25,548	23,912	6.8	73,474	64,883	13.2
Corporate owned life insurance	2,023	2,206	(8.3)	5,916	5,650	4.7
Other income	989	364	171.7	4,088	2,199	85.9

Subtotal	28,560	26,482	7.8	83,478	72,732	14.8
Security (losses) gains, net	(5,165)	509	(1,114.7)	(760)	898	(184.6)

Total noninterest income	$23,395	$26,991	(13.3)	$82,718	$73,630	12.3

Service charges on deposit accounts increased $988,000 in third quarter 2007 compared to third quarter 2006 as a result of a $922,000 increase in fees received on items drawn on customer accounts with insufficient funds. Trust and investment management fees increased 5.3% due in part to a $112.3 million increase in assets under management. Card-based fees for third quarter 2007 increased 8.6% from third quarter 2006, with most of the increase related to higher usage. The increase in other income for third quarter 2007 compared to third quarter 2006 resulted primarily from a $446,000 increase in income realized as a result of a rise in market value of certain trading securities related to deferred compensation plans. A corresponding $358,000 increase is also included in salaries and wages relating to the increase in the amount owed to plan participants under the deferred compensation plan. Further contributing to the increase in other income was a $325,000 gain on the sale of assets.

For the nine-month period ended September 30, 2007, noninterest income was up 12.3% compared to the same period in 2006. The results of operations of the former Bank Calumet (the "Northwest Indiana market") are included in our operating results effective with the second quarter of 2006. The Northwest Indiana market contributed noninterest income of $10.9 million and $6.8 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

For a discussion on net security gains, see the section titled "Investment Portfolio Management."

Noninterest Expense

Noninterest expense increased $863,000, or 1.8%, for third quarter 2007 compared to third quarter 2006.

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)
	Quarters Ended September 30,			Nine Months Ended September 30,

	2007	2006	% Change	2007	2006	% Change

Compensation expense:
Salaries and wages	$21,381	$20,473	4.4	$64,840	$59,179	9.6
Retirement and other employee benefits benefits	5,973	6,550	(8.8)	19,072	20,515	(7.0)

Total compensation expense	27,354	27,023	1.2	83,912	79,694	5.3
Net occupancy expense	5,686	5,482	3.7	16,574	15,146	9.4
Equipment expense	2,580	2,651	(2.7)	7,796	7,487	4.1
Technology and related costs	1,767	1,770	(0.2)	5,324	5,052	5.4
Professional services	2,366	2,266	4.4	6,687	6,774	(1.3)
Advertising and promotions	1,950	2,144	(9.0)	4,503	6,147	(26.7)
Merchant card expense	1,842	1,537	19.8	5,120	4,140	23.7
Other expenses	6,436	6,245	3.1	18,957	20,380	(7.0)

Total noninterest expense	$49,981	$49,118	1.8	$148,873	$144,820	2.8

Efficiency ratio	51.9%	49.1%		52.1%	50.9%

Salaries and wages increased $908,000, or 4.4%, in third quarter 2007 compared to third quarter 2006 primarily as a result of annual general merit increases and the aforementioned $358,000 increase related to the adjustment for the obligation due to participants under deferred compensation plans, partially offset by a $415,000 decrease in share-based compensation costs. Retirement and other employee benefits declined 8.8% in third quarter 2007 compared to third quarter 2006 due to lower pension expense resulting from plan amendments reducing the growth of future benefits and ceasing new enrollment. Merchant card expense increased 19.8% in third quarter 2007 as a direct result of the increase in merchant card revenue included in card-based fees. Other expenses increased $191,000 in third quarter 2007 compared to third quarter 2006 due primarily to an increase in other real estate owned expense.

Total noninterest expense for the nine-month period ended September 30, 2006 included the results of operations of the former Bank Calumet beginning with the second quarter of 2006, including $3.0 million of integration and other costs incurred as part of the acquisition and integration of Bank Calumet. These costs are included in the advertising and promotions and other expense categories.

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income. Our efficiency ratio was 51.9% for third quarter 2007 and 49.1% for third quarter 2006.

Income Taxes

Our accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in Notes 1 and 16 to the Consolidated Financial Statements of our 2006 10-K.

In August 2007, the State of Illinois enacted new legislation that will affect the taxation of banks operating in the state. The legislative provisions have various effective dates, the earliest beginning January 1, 2008. As a result of this legislation, we reversed the valuation allowance previously recorded with respect to Illinois net operating loss carryforwards. The adjustment resulted in a $1.4 million after-tax benefit to net income in third quarter 2007. The legislation is not expected to have a material impact on our 2008 state tax liability. However, the impact of these changes on our state tax liability in subsequent years is currently unknown. We continue to evaluate this legislation and expect certain follow up legislation to provide more guidance and clarity. The effective income tax rate for the nine-month period ended September 30, 2007 was 22.7% compared to 23.2% for the same period in 2006. The decrease in effective tax rate was primarily attributable to the reversal of the valuation allowance.

FINANCIAL CONDITION

Investment Portfolio Management

We manage our investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in interest rates. The following provides a valuation summary of our investment portfolio.

The size and composition of our securities portfolio is adjusted according to a number of factors, including expected loan growth, anticipated changes in collateralized public funds on account, the interest rate environment, and the relative value of various segments of the securities markets.

Table 6
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	At September 30, 2007			At December 31, 2006

	Market Value	Amortized Cost	% of Total	Market Value	Amortized Cost	% of Total	% Change in Market Value

Available-for-Sale
U.S. Treasury securities	$901	$899	-	$3,015	$3,017	0.1	-
U.S. Agency securities	48,238	47,795	2.3	66,959	66,796	2.6	(28.0)
Collateralized mortgage obligations	473,880	477,476	23.2	745,327	756,890	29.8	(36.4)
Other mortgage-backed securities	342,791	345,977	16.8	403,772	407,198	16.0	(15.1)
State and municipal securities	861,574	863,186	41.8	1,012,116	1,007,761	39.6	(14.9)
Other securities	196,973	234,627	11.4	211,485	212,056	8.3	(6.9)

Total available-for-sale	1,924,357	1,969,960	95.5	2,442,674	2,453,718	96.4	(21.2)

Held-to-Maturity
State and municipal securities	93,151	92,913	4.5	91,602	91,380	3.6	1.7

Total securities	$2,017,508	$2,062,873	100.0	$2,534,276	$2,545,098	100.0	(20.4)

	At September 30, 2007			At December 31, 2006

	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity

Available-for-Sale
U.S. Treasury securities	1.35%	1.50	5.24%	1.35%	1.50	5.12%
U.S. Agency securities	0.97%	1.42	5.42%	1.36%	1.83	5.44%
Collateralized mortgage obligations	2.83%	3.02	4.96%	2.35%	2.76	4.72%
Other mortgage-backed securities	4.21%	5.67	5.64%	3.42%	4.55	5.41%
State and municipal securities	4.81%	8.48	6.22%	4.94%	8.55	6.27%
Other securities	0.18%	5.87	5.60%	0.20%	6.68	5.67%

Total available-for-sale	3.72%	6.19	5.72%	3.47%	5.72	5.57%

Held-to-Maturity
State and municipal securities	0.77%	1.21	7.01%	2.57%	5.29	7.01%

Total securities	3.59%	5.97	5.78%	3.44%	5.70	5.63%

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

As of September 30, 2007, our securities portfolio totaled $2.0 billion, decreasing $516.8 million from December 31, 2006. Given the flat interest rate yield curve environment over the past 12 months, we chose to use securities sales proceeds and cash flows to reduce higher-cost borrowings as opposed to reinvesting the proceeds in similar securities. During the first six months of 2007, market conditions afforded us an opportunity to sell $335.7 million of securities, resulting in a realized gain of $4.4 million. During third quarter 2007, the turmoil in the capital markets resulted in premiums being charged in some sectors for access to funding. Responding to this condition, we sold $187.9 million of agency-guaranteed securities with an average yield of 3.9% for a loss of $5.2 million. We used the proceeds to reduce our overnight and other short-dated borrowings, which were at rates of 5.25% and higher. The net result was better control of our funding cost and an improvement in net interest margin going forward.

We have no direct exposure to sub-prime mortgage-backed securities. Approximately $16.8 million of the collateral securing our $145.7 million portfolio of collateralized debt obligations ("CDOs") consists of residential mortgage-backed securities backed by sub-prime mortgages. These CDOs, which are included in other securities in Table 6, continue to make all required principal and interest payments. The $16.8 million of exposure represents less than 1% of our total securities portfolio.

On October 30, 2007, the Federal Home Loan Bank of Chicago ("FHLB") announced it is foregoing its quarterly dividend payable in fourth quarter 2007. As a member of the FHLB, we currently hold $32.4 million of FHLB stock, which is included in other securities in Table 6. The impact on fourth quarter 2007 earnings will be to reduce investment income by approximately $227,000. The FHLB has made no determination as to future dividends beyond fourth quarter 2007. It continues to serve as a cost-effective source of funding for the Bank.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Table 7
Loan Portfolio
(Dollar amounts in thousands)
	September 30, 2007	% of Total	December 31, 2006	% of Total	% Change

Commercial and industrial	$1,522,270	30.9	$1,547,081	30.9	(1.6)
Agricultural	158,015	3.2	158,305	3.2	(0.2)
Real estate - commercial	1,853,088	37.6	1,852,557	37.0	0.0
Real estate - construction	621,613	12.6	583,761	11.6	6.5

Subtotal - corporate loans	4,154,986	84.3	4,141,704	82.7	0.3

Direct installment	69,862	1.4	78,049	1.5	(10.5)
Home equity	464,023	9.4	495,079	9.9	(6.3)
Indirect installment	41,907	0.8	78,648	1.6	(46.7)
Real estate - 1-4 family	200,694	4.1	215,464	4.3	(6.9)

Subtotal - consumer loans	776,486	15.7	867,240	17.3	(10.5)

Total loans	$4,931,472	100.0	$5,008,944	100.0	(1.5)

Consumer loans excluding indirect installment	$734,579		$788,592		(6.8)
Total loans excluding indirect installment	$4,889,565		$4,930,296		(0.8)

Outstanding loans totaled $4.9 billion as of September 30, 2007 and $5.0 billion as of December 31, 2006. As of the same dates, corporate loans remained relatively unchanged at $4.2 billion, as increases in real estate construction loans were offset by lower commercial and industrial balances. The overall portfolio decline was primarily due to continued run-off of indirect loans, paydowns on home equity lines, and prepayments of multifamily loans originally purchased as part of a 2004 acquisition. The decline in indirect installment loans from December 31, 2006, reflects our election in 2004 to cease indirect auto lending activities.

Reserve for Loan Losses

We maintain a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which we operate. Management evaluates the sufficiency of the reserve for loan losses based on the combined total of specific, historical loss, and general components. Management believes that the reserve for loan losses of $61.4 million is adequate to absorb credit losses inherent in the loan portfolio as of September 30, 2007.

For a summary of the changes in the reserve for loan losses during the quarters ended September 30, 2007 and 2006, refer to Note 6 of "Notes to Consolidated Financial Statements."

Table 8
Reserve for Loan Losses
(Dollar amounts in thousands)

	2007			2006

	September 30	June 30	March 31	December 31	September 30

For the period ended
Reserve for loan losses	$61,412	$62,391	$62,400	$62,370	$62,370
Total loans	4,931,472	4,909,858	4,993,620	5,008,944	5,069,554
Reserve for loan losses to loans	1.25%	1.27%	1.25%	1.25%	1.23%
Reserve for loan losses to nonperforming loans	481%	418%	355%	385%	357%
For the quarter ended
Provision for loan losses	$470	$1,761	$2,960	$3,865	$2,715
Net loans charged-off	1,449	1,770	2,930	3,865	2,704
Net loans charged-off to average loans, annualized	0.12%	0.14%	0.24%	0.30%	0.21%

The reserve for loan loss ratio of 1.25% as of September 30, 2007 was unchanged from December 31, 2006. Nonperforming loans were covered 4.81 times by the loan loss reserve. Total loans charged-off, net of recoveries, in third quarter 2007 were 0.12% of average loans, the lowest level since third quarter 2005.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses are discussed in Notes 1 and 6 to the Consolidated Financial Statements of our 2006 10-K.

Nonperforming Assets

Nonperforming assets include loans for which the accrual of interest has been discontinued, loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower's financial condition, and real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion of our policy on accrual of interest on loans, see Note 1 to the Consolidated Financial Statements of our 2006 10-K.

Loans past due 90 days and still accruing interest are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, in the process of collection, and reasonably expected to result in repayment or restoration to current status.

Table 9
Nonperforming Assets and Past Due Loans
(Dollar amounts in thousands)
	2007			2006

	September 30	June 30	March 31	December 31	September 30

Nonaccrual loans:
Commercial and industrial	$7,440	$8,815	$9,318	$8,803	$9,424
Real estate - commercial	2,223	2,395	3,946	3,181	4,747
Real estate - construction	540	540	540	720	559
Consumer	2,088	2,460	2,373	2,092	1,356
Real estate - 1-4 family	480	717	1,405	1,413	1,373

Total nonaccrual loans	12,771	14,927	17,582	16,209	17,459
Foreclosed real estate	4,032	3,683	3,195	2,727	4,088

Total nonperforming assets	16,803	18,610	20,777	18,936	21,547
90 days past due loans (still accruing interest)	21,421	19,633	15,603	12,810	11,296

Total nonperforming assets plus 90 days past due loans	$38,224	$38,243	$36,380	$31,746	$32,843

Nonperforming loans to total loans	0.26%	0.30%	0.35%	0.32%	0.34%
Nonperforming assets to total loans plus foreclosed real estate	0.34%	0.38%	0.42%	0.38%	0.42%
Nonperforming assets plus 90 day past due loans to total loans plus foreclosed real estate	0.77%	0.78%	0.73%	0.63%	0.65%

Our overall credit quality continues to reflect our conservative lending discipline. At September 30, 2007, nonperforming assets represented 0.34% of loans plus foreclosed real estate compared to 0.38% at December 31, 2006. As of September 30, 2007, nonperforming assets totaled $16.8 million compared to $18.9 million at December 31, 2006 and $21.5 million as of September 30, 2006. The 90 day past due loans category increased by $8.6 million from December 31, 2006 to September 30, 2007. This category of loans is primarily secured by real estate and has an average size of $337,000 for corporate loans and $29,000 for consumer loans. There are no significant loan concentrations with any single borrower, industry, or geographic segment.

Our disclosure with respect to impaired loans is contained in Note 6 of "Notes to Consolidated Financial Statements."

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended September 30, 2007, December 31, 2006, and September 30, 2006. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most deposit categories.

Table 10
Funding Sources - Average Balances
(Dollar amounts in thousands)
	Quarters Ended			% Change

	September 30, 2007	December 31, 2006	September 30, 2006	09/30/07 vs. 12/31/06	09/30/07 vs. 09/30/06

Demand deposits	$1,051,292	$1,086,979	$1,083,334	(3.3%)	(3.0%)
Savings deposits	774,133	679,681	674,039	13.9%	14.8%
NOW accounts	941,488	936,793	992,916	0.5%	(5.2%)
Money market accounts	864,001	882,627	919,889	(2.1%)	(6.1%)

Transactional deposits	3,630,914	3,586,080	3,670,178	1.3%	(1.1%)

Time deposits	2,143,998	2,186,542	2,131,738	(1.9%)	0.6%
Brokered deposits	64,878	381,575	405,004	(83.0%)	(84.0%)

Total time deposits	2,208,876	2,568,117	2,536,742	(14.0%)	(12.9%)

Total deposits	5,839,790	6,154,197	6,206,920	(5.1%)	(5.9%)

Repurchase agreements	419,561	507,930	478,343	(17.4%)	(12.3%)
Federal funds purchased	141,582	256,565	252,999	(44.8%)	(44.0%)
FHLB advances	531,925	500,875	612,329	6.2%	(13.1%)

Total borrowed funds	1,093,068	1,265,370	1,343,671	(13.6%)	(18.7%)

Subordinated debt	226,180	228,746	226,187	(1.1%)	0.0%

Total funding sources	$7,159,038	$7,648,313	$7,776,778	(6.4%)	(7.9%)

Total average funding sources for third quarter 2007 decreased $489.3 million from fourth quarter 2006 and $617.7 million from third quarter 2006. The declines were primarily due to a planned reduction in higher-costing brokered deposits.

Total average deposits for third quarter 2007 totaled $5.8 billion, a decrease of 5.1% compared to fourth quarter 2006 and 5.9% compared to third quarter 2006. Total average borrowed funds for third quarter 2007 decreased $172.3 million from fourth quarter 2006. The declines in federal funds purchased and repurchase agreements were slightly offset by an increase in FHLB advances. As of September 30, 2007, the weighted-average maturity of FHLB borrowings was 6.8 months with a weighted-average rate of 4.99% compared to a weighted-average maturity of 0.6 months and a weighted-average rate of 5.22% as of December 31, 2006.

MANAGEMENT OF CAPITAL

Capital Measurements

The Federal Reserve Board ("FRB"), the primary regulator of the Company and the Bank, establishes minimum capital requirements that must be met by member institutions. We have managed our capital ratios to consistently maintain such measurements in excess of the FRB minimum levels to be considered "well capitalized," which is the highest capital category established.

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as "well capitalized."

Table 11
Capital Measurements

				Regulatory
	September 30		December 31,	Minimum For

	2007	2006	2006	"Well Capitalized"

Regulatory capital ratios:
Total capital to risk-weighted assets	12.17%	11.64%	12.16%	10.00%
Tier 1 capital to risk-weighted assets	9.59%	9.09%	9.56%	6.00%
Tier 1 leverage to average assets	7.75%	6.95%	7.29%	5.00%
Tangible equity ratios:
Tangible equity to tangible assets	5.77%	5.44%	5.62%	(1)
Tangible equity, excluding other comprehensive income, to tangible assets	6.25%	5.46%	5.81%	(1)
Tangible equity to risk-weighted assets	7.01%	7.10%	7.32%	(1)

(1)

Ratio is not subject to formal FRB regulatory guidance. Tangible equity equals total equity less goodwill and other intangible assets, and tangible assets equals total assets less goodwill and other intangible assets. Internal guidelines provide for the ratio of tangible equity, excluding other comprehensive income, to tangible assets to be in the targeted range of 6.0% to 6.5%.

As of September 30, 2007, our tangible capital ratio, which represents the ratio of stockholders' equity to total assets excluding intangible assets, stood at 5.77%, up from 5.62% as of December 31, 2006. Excluding other comprehensive losses, the tangible capital ratio stood at 6.25%, which approximates the level existent prior to the acquisition of the former Bank Calumet on March 31, 2006.

Stock Repurchase Programs

We continue to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to stockholders in the form of dividends and through common stock repurchases. The latter increases the percentage ownership of the Company by existing stockholders. The pace of future repurchases will be subject to ongoing capital and investment considerations.

The following table summarizes purchases made by or on our behalf, or by any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2007 pursuant to a repurchase program approved by our Board of Directors on May 18, 2005. Under the repurchase program up to 2.5 million shares of our common stock may be repurchased and the total remaining authorization under the program was 585,000 shares as of September 30, 2007. The repurchase program has no set expiration or termination date and we generally do not repurchase shares of our common stock as part of the repurchase program during self-imposed "black-out" periods.

Table 12
Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program

July 1 - July 31, 2007	34,779	$33.40	34,779	1,342,397
August 1 - August 31, 2007	511,617	34.10	505,500	836,897
September 1 - September 30, 2007	256,919	34.29	252,005	584,892

Total	803,315	$34.13	792,284

(1)

Includes 11,784 shares purchased in private transactions and 11,031 shares acquired pursuant to our share-based compensation plans. Under the terms of these plans, we accept shares of common stock from option holders if they elect to surrender previously-owned shares upon exercise to cover the exercise price of the stock options or, in the case of restricted shares of common stock, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares.

Dividends

We paid dividends of $0.295 per common share in third quarter 2007, up 7.3% from the quarterly dividend per share declared in third quarter 2006 of $0.275. The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share, was 53.6% for third quarter 2007 and 44.4% for third quarter 2006. The 2007 annualized indicated dividend of $1.18 represents an annualized dividend yield of 3.5% as of September 30, 2007.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with GAAP and are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that management believes are the most important to our financial position and results of operations. Application of critical accounting policies requires management to make estimates, assumptions, and judgments based on information available at the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

We have numerous accounting policies, of which the most significant are presented in Note 1, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of our 2006 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the reserve for loan losses and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

Reserve for Loan Losses

Determination of the reserve for loan losses is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the reserve, while recoveries of amounts previously charged-off are credited to the reserve. Additions to the reserve for loan losses are charged to operating expense through the provision for loan losses. The amount charged to operating expense in any given year is dependent upon a number of factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and our assessment of the reserve for loan losses. For a full discussion of our methodology of assessing the adequacy of the reserve for loan losses, see Note 1, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of our 2006 10-K.

Income Taxes

We determine our income tax expense based on management's judgments and estimates regarding permanent differences in the treatment of specific items of income and expense for financial statement and income tax purposes. These permanent differences result in an effective tax rate, which differs from the federal statutory rate. In addition, we recognize deferred tax assets and liabilities, recorded in the Consolidated Statements of Condition, based on management's judgments and estimates regarding timing differences in the recognition of income and expenses for financial statement and income tax purposes.

We must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback or carryforward to taxable income in prior or future years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. We have determined a valuation allowance is not required for any deferred tax assets as of September 30, 2007, although there is no guarantee that those assets will be recognizable in future periods. For additional discussion of income taxes, see Note 1, "Summary of Significant Accounting Policies," and Note 16, "Income Taxes," to the Consolidated Financial Statements of the our 2006 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. A description and analysis of our interest rate risk management policies is included in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our 2006 10-K.

We seek to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Bank's Asset and Liability Management Committee ("ALCO") oversees financial risk management by developing programs to measure and manage interest rate risks within authorized limits set by the Bank's Board of Directors. ALCO also approves the Bank's asset/liability management policies, oversees the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviews the Bank's interest rate sensitivity position. Management uses net interest income and economic value of equity simulation modeling tools to analyze and capture short-term and long-term interest rate exposures.

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

This simulation analysis is based on actual cash flows and repricing characteristics for balance sheet and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. This simulation analysis includes management's projections for activity levels in each of the product lines we offer. The analysis also incorporates assumptions based on the historical behavior of deposit rates and balances in relation to interest rates. Because these assumptions are inherently uncertain, the simulation analysis cannot definitively measure net interest income or predict the impact of the fluctuation in interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

We monitor and manage interest rate risk within approved policy limits. Our current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in interest rates compared to net interest income in an unchanging interest rate environment. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon, assuming no change in current interest rates. As of December 31, 2006, the percent change expected assuming a gradual increase in interest rates was 10 basis points outside of policy. However, given the current market conditions as of December 31, 2006, the Bank's Board of Directors temporarily authorized operations outside of policy limits. As of September 30, 2007, we were operating within the policy limits.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates

	-200	+200	-200	+200	-300	+300

September 30, 2007:
Dollar change	$9,611	$(16,060)	$3,799	$(13,526)	$(3,794)	$(17,059)
Percent change	+3.9%	-6.4%	+1.5%	-5.4%	-1.5%	-6.8%
December 31, 2006:
Dollar change	$10,625	$(21,739)	$7,371	$(22,872)	$691	$(30,395)
Percent change	+4.0%	-8.1%	+2.8%	-8.6%	+0.3%	-11.4%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.

At September 30, 2007, our interest rate sensitivity profile, assuming a gradual upward change in rates, reflected a slightly less negative exposure to rising interest rates in comparison to December 31, 2006. Conversely, in a falling rate environment, our exposure reflected a slightly less positive position as of September 30, 2007 in comparison to December 31, 2006. The exposure of net interest income to changes in interest rates is not significantly different from the exposure existent at December 31, 2006 as balance sheet changes that occurred since year-end 2006 did not meaningfully impact projected earnings under alternative rate scenarios. The change in earnings risk, specifically under the rising rate scenario, is the result of the lengthening of borrowed funds and the sale of short-term securities as the market widened due to credit and liquidity concerns. In addition, at the end of second quarter 2007, projected short-term federal funds purchased were higher as part of loan growth funding. Loan volume projections have been revised downward and subsequently the need for the short-term funds is also reduced.

Economic Value of Equity

In addition to the simulation analysis, management uses an economic value of equity sensitivity technique to understand the risk in both shorter- and longer-term positions and to study the impact of longer-term cash flows on earnings and capital. In determining the economic value of equity, we discount present values of expected cash flows on all assets, liabilities, and off-balance sheet contracts under different interest rate scenarios. The discounted present value of all cash flows represents our economic value of equity. Economic value of equity does not represent the true fair value of asset, liability, or derivative positions because certain factors are not considered, such as credit risk, liquidity risk, and the impact of future changes to the balance sheet. Our policy guidelines call for preventative measures to be taken in the event that an immediate increase or decrease in interest rates of 200 basis points is estimated to reduce the economic value of equity by more than 20%.

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates

	-200	+200

September 30, 2007:
Dollar change	$(59,349)	$(67,613)
Percent change	-4.7%	-5.3%
December 31, 2006:
Dollar change	$(2,236)	$(107,298)
Percent change	-0.2%	-8.3%

As of September 30, 2007, the estimated sensitivity of the economic value of equity to changes in interest rates reflected a slightly less negative exposure to rising interest rates compared to that existent at December 31, 2006. Conversely, the estimated sensitivity of the economic value of equity to falling interest rates reflected a greater negative exposure. The increased exposure to falling interest rates reflects a comparative enhancement in the modeling of options embedded within the state and municipal securities portfolio. In a falling interest rate environment, it is more likely that securities with options would be called, thus shortening the weighted-average maturity. Because the weighted average maturity is lower in a falling interest rate environment, the level of price volatility is also lower, which translates to less price appreciation. In addition, as interest rates have decreased since December 31, 2006 in conjunction with the 50 basis point decline in the federal funds rate in September 2007, market value of equity volatility on longer-term fixed-rate liabilities increased. As a result, these liabilities are more costly as interest rates are falling and more of a benefit as interest rates are rising.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company provided a discussion as to any material pending litigation matters relating to the Company in Item 3 of Part I of its Annual Report on Form 10-K for the year ended December 31, 2006, as well as in Item 1 of Part II of its Quarterly Report on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007. For the nine months ended September 30, 2007, there were no material developments with regard to previously reported matters and no other matters were reportable during the period, although there are certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at September 30, 2007. Based on presently available information, the Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial position of the Company.

ITEM 1A. RISK FACTORS

The Company provided a discussion of certain risks and uncertainties faced by the Company in its Annual Report on Form 10-K for the year ended December 31, 2006, as well as in its Quarterly Report on Form 10-Q for the period ended June 30, 2007. However, these factors may not be the only risks or uncertainties the Company faces. Additional risks that the Company does not yet know of or that it currently thinks are immaterial may also impair its business operations.

Based on currently available information, the Company has not identified any new or material changes in the Company's risk factors as previously disclosed except for the following:

Risks Related To The Company's Business

The Company and its subsidiaries are subject to new state tax laws.

In August 2007, the State of Illinois enacted new legislation that will affect the taxation of banks operating in the state. The legislative provisions have various effective dates, the earliest beginning January 1, 2008. The legislation is not expected to have a material impact on the Company's 2008 state tax liability. However, the impact of these changes on the Company's state tax liability in subsequent years is currently unknown. The Company continues to evaluate this legislation and expects certain follow up legislation to provide more guidance and clarity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Discussions regarding the purchase of securities by the issuer commences on page *28 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents	Sequential Page #

3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3 to the Quarterly Report on Form 10-Q dated March 31, 2002.
3.2	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3 to the Current Report on Form 8-K dated August 17, 2007.
11

Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 7 of the Company's Notes to Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS" of this document.

15	Acknowledgment of Independent Registered Public Accounting Firm.	34
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	35
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	36
32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	37
32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	38
99	Report of Independent Registered Public Accounting Firm.	39
(1)	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Midwest Bancorp, Inc.

/s/ PAUL F. CLEMENS
Paul F. Clemens Executive Vice President, Chief Financial Officer, and Principal Accounting Officer*

Date: November 6, 2007

* Duly authorized to sign on behalf of the Registrant.