Form 10-K
period 2007-12-31
FIRST MIDWEST BANCORP INC
filed 2008-02-28
CIK 702325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

    (Mark One)

[X]            Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year-ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [    ].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [    ] No  [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer [X] Accelerated filer [    ] Non-accelerated filer [    ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X].

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2007, determined using a per share closing price on that date of $35.51, as quoted on The Nasdaq Stock Market, was $1,647,267,247.

At February 25, 2008 there were 48,548,307 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2008 Annual Stockholders’ Meeting - Part III

FORM 10-K

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

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”), and we make this information available free of charge on or through the investor relations section of our web site at www.firstmidwest.com/aboutinvestor_overview.asp. The following are also posted on our web site or available in print upon the request of any stockholder to our Corporate Secretary:

•	Certificate of Incorporation
•	Company By-laws
•	Charters for our Audit, Compensation, and Nominating and Corporate Governance Committees
•	Related Person Transaction Policies and Procedures
•	Corporate Governance Guidelines
•	Code of Ethics and Standards of Conduct (the “Code”), which governs our directors, officers, and employees
•	Code of Ethics for Senior Financial Officers.

Within the time period required by the SEC and the Nasdaq Stock Market, we will post on our web site any amendment to the Code and any waiver applicable to any executive officer, director, or senior financial officer (as defined in the Code). In addition, our web site includes information concerning purchases and sales of our securities by our executive officers and directors, as well as any disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time.

Our Corporate Secretary can be contacted by writing to First Midwest Bancorp, Inc., One Pierce Place, Itasca, Illinois 60143, Attn: Corporate Secretary. The Company’s Investor Relations Department can be contacted by telephone at (630) 875-7463 or by e-mail at investor.relations@firstmidwest.com.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We include or incorporate by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but instead represent only management’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Although we believe the expectations reflected in any forward-looking statements are reasonable, it is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in such statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” and the negative of these terms and other comparable terminology. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report, or when made.

Forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions and may include projections relating to our future financial performance including our growth strategies and anticipated trends in our business. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, you should refer to Items 1A and 7 of this Annual Report on Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Results of Operations.” These risks and uncertainties are not exhaustive however. Other sections of this report describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

PART I

ITEM 1.    BUSINESS

First Midwest Bancorp, Inc.

First Midwest Bancorp, Inc. (the “Company”) is a bank holding company incorporated in Delaware in 1982 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). The Company is one of Illinois’ largest publicly traded banking companies with assets of $8.1 billion at year-end 2007 and is headquartered in the Chicago suburb of Itasca, Illinois.

The Company is the product of the consolidation of over 26 affiliated banks in 1983, followed by several significant acquisitions including, the purchase of SparBank, Incorporated a $449 million institution in 1997, Heritage Financial Services, Inc. a $1.4 billion institution in 1998, CoVest Bancshares, a $645.6 million institution in 2003 and Bank Calumet, Inc. a $1.4 billion institution in 2006. The Company continues to explore opportunities to acquire banking institutions and discussions related to possible acquisitions may occur at any time. The Company cannot predict whether, or on what terms, discussions will result in further acquisitions. As a matter of policy, the Company generally does not comment on any discussions or possible acquisitions until a definitive acquisition agreement has been signed.

The Company has responsibility for the overall conduct, direction, and performance of its subsidiaries. The Company provides various services to its subsidiaries, establishes Company-wide policies and procedures, and provides other resources as needed, including capital.

Subsidiaries

Currently, the Company operates two wholly owned subsidiaries: First Midwest Bank (the “Bank”), employing 1,843 full-time equivalent employees at December 31, 2007, and First Midwest Insurance Company, which is largely inactive. At December 31, 2007, the Bank had $8.0 billion in total assets, $5.9 billion in total deposits, and 99 banking offices primarily in suburban metropolitan Chicago.

The Bank is engaged in commercial and retail banking and offers a broad range of lending, depository, and related financial services. These services include accepting deposits; commercial and industrial, consumer, and real estate lending; collections; trust and investment management services; cash management services; safe deposit box operations; and other banking services tailored for consumer, commercial and industrial, and public and governmental customers. The Bank also provides an electronic banking center on the Internet at www.firstmidwest.com, which enables Bank customers to perform banking transactions and provides information about Bank products and services to the general public.

The Bank operates four wholly owned subsidiaries: FMB Investment Corporation, First Midwest Investments, Inc., Calumet Investment Corporation, and Bank Calumet Financial Services, Inc.

FMB Investment Corporation is a Delaware corporation established in 1998 that manages investment securities, principally state and municipal obligations, and provides corporate management services to its wholly owned subsidiary, FMB Investment Trust, a Maryland business trust also established in 1998. FMB Investment Trust manages many of the real estate loans originated by the Bank. FMB Investment Trust has elected to be taxed as a Real Estate Investment Trust for federal income tax purposes.

Calumet Investment Corporation and Bank Calumet Financial Services, Inc., were acquired as part of a 2006 bank acquisition. Calumet Investment Corporation is a Delaware corporation that manages investment securities, principally state and municipal obligations, and provides corporate management services to its wholly owned subsidiary, Calumet Investments Ltd., a Bermuda corporation. Calumet Investments Ltd. manages investment securities and is largely inactive.

First Midwest Investments, Inc., and Bank Calumet Financial Services, Inc. are largely inactive.

First Midwest Insurance Company operates as a reinsurer of credit life, accident, and health insurance sold through the Bank, primarily in conjunction with its consumer lending operations, and is largely inactive.

Competition

The banking and financial services industry in Illinois and the Chicago metropolitan area is highly competitive, and the Company expects it to remain so in the future. The Company also expects to face increasing competition from on-line banking and financial institutions seeking to attract customers by providing access to services and products that mirror the services and products offered by traditional brick-and-mortar institutions. Competition is based on a number of factors including interest rates charged on loans and paid on deposits; the ability to attract new deposits; the scope and type of banking and financial services offered; the hours during which business can be conducted; the location of bank branches and ATMs; the availability, ease of use, and range of banking services on the Internet; the availability of related services; and a variety of additional services such as investment management, fiduciary, and brokerage services.

Generally, the Bank competes with other local, regional, and internet banks and savings and loan associations, personal loan and finance companies, and credit unions. In addition, the Bank competes for deposits with money market mutual funds and investment brokers on the basis of interest rates offered and available products. The competition for banking customers remains intense as a number of local and out-of-state banking institutions have engaged in branch office expansion in the suburban Chicago markets, whether through acquisition or establishment of de novo branches. In addition, increased competition from on-line banking institutions has generally increased pricing pressure among banks and financial institutions for deposits and other financial services.

In providing investment advisory services, the Bank also competes with retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and other financial institutions for investment management clients. Competition is generally based on the variety of products and services offered to clients and the performance of funds under management and comes from financial service providers both within and outside of the geographic areas in which the Bank maintains offices.

Offering a broad array of products and services at competitive prices is an important element in competing for customers. The Company differentiates itself, however, by the way it systematically assesses a customer’s specific financial needs, sells products and services to meet those needs, and provides the customer with high quality service. The Company believes this approach and its knowledge of and commitment to the communities in which it is located are the most important aspects in retaining and expanding its customer base.

The Bank faces intense competition in attracting and retaining qualified employees. The Bank’s ability to continue to compete effectively will depend upon its ability to attract new employees and retain and motivate existing employees.

Supervision and Regulation

The Company and its subsidiaries are subject to regulation and supervision by various governmental regulatory authorities including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the Illinois Department of Financial and Professional Regulation (the “IDFPR”), and the Arizona Department of Insurance. Financial institutions and their holding companies are extensively regulated under federal and state law.

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

The acquisition of 5% or more of the voting shares of any bank or bank holding company generally requires the prior approval of the Federal Reserve and is subject to applicable federal and state law, including the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”) for interstate transactions. The Federal Reserve evaluates acquisition applications based on, among other things, competitive factors, supervisory factors, adequacy of financial and managerial resources, and banking and community needs considerations.

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

Interstate branching under Riegle-Neal permits banks to merge across state lines, thereby creating a bank headquartered in one state with branches in other states. Approval of interstate bank mergers is subject to certain conditions including adequate capitalization, adequate management, Community Reinvestment Act compliance, deposit concentration limits (as set forth above), compliance with federal and state antitrust laws, and compliance with applicable state consumer protection laws. An interstate merger transaction may involve the acquisition of a branch without the acquisition of the bank only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank in that state without acquiring the bank. Following the consummation of an interstate transaction, the resulting bank may establish additional branches at any location where any bank involved in the transaction could have established a branch under applicable federal or state law, if such bank had not been a party to the merger transaction.

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

Federal Reserve Act

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

Other Regulation

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

The Bank is also subject to a variety of other laws and regulations concerning equal credit opportunity, fair lending, customer privacy, identity theft, fair credit reporting, and community reinvestment. The Bank currently holds an “outstanding” rating for community reinvestment activity, the highest available.

As an Illinois banking corporation controlled by a bank holding company, the Bank is subject to the rules regarding change of control in the Act and the Federal Deposit Insurance Act and is also subject to the rules regarding change in control of Illinois banks contained in the IBA and the Illinois Bank Holding Company Act.

Gramm-Leach-Bliley Act of 1999 (“GLB Act”)

The GLB Act allows for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more comprehensive array of financial products and services. The GLB Act defines a financial holding company (“FHC”), which is regulated by the Federal Reserve. Functional regulation of the FHC’s subsidiaries is conducted by their primary functional regulators. Pursuant to the GLB Act, bank holding companies, foreign banks, and their subsidiary depository institutions electing to qualify as an FHC must be “well managed,” “well capitalized,” and rated at least satisfactory under the Community Reinvestment Act in order to engage in new financial activities.

An FHC may engage in securities and insurance activities and other activities that are deemed financial in nature or incidental to a financial activity under the GLB Act, such as merchant banking activities. While aware of the flexibility of the FHC statute, the Company has, for the time being, decided not to become an FHC. The activities of bank holding companies that are not FHCs will continue to be regulated by, and limited to, activities permissible under the Act.

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

In 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions, including the Company and the Bank, to help prevent and detect international money laundering and the financing of terrorism and prosecute those involved in such activities. The Department of the Treasury has adopted additional requirements to further implement Title III.

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

The minimum capital ratios established by the guidelines are based on both Tier 1 and Total capital to total risk-based assets (as defined in the regulations). In addition to the risk-based capital requirements, the Federal Reserve and the FDIC require banking institutions to maintain a minimum leveraged-capital ratio to supplement the risk-based capital guidelines. The Company and the Bank are “well capitalized” by these standards, the highest applicable ratings.

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

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of four categories and assessed insurance premiums on deposits based on their level of capital and supervisory evaluation. For 2008, the Bank will pay premium assessments on its DIF-insured deposits in order to service the interest on the Financing Corporation (“FICO”) bond obligations, which were used to finance the cost of thrift bailouts in the 1980’s. The FICO assessment rates for the first quarter of 2008 were set at $0.0114 per $100 of insured deposits for DIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment basis for the DIF.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations have established new membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate the Company’s disclosure controls and procedures and our internal control over financial reporting, and required auditors to issue a report on the Company’s internal control over financial reporting. The Nasdaq Stock Market has imposed a number of new corporate governance requirements as well.

Future Legislation

Various legislation, including proposals to change substantially the financial institution regulatory system, is from time to time introduced in Congress. This legislation may change banking statutes and the Company’s operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on its business, results of operations, or financial condition.

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

Competition in the banking and financial services industry is intense. In its primary market areas, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than the Bank and may offer certain services that the Bank does not provide. The Company’s profitability depends upon the Bank’s continued ability to compete effectively in its market areas. A number of local and out-of-state banking institutions have engaged in branch office expansion in the suburban Chicago market through acquisition or establishment of de novo branches.

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

In the normal course of business, the Company and its subsidiaries are routinely subject to examinations and challenges from federal and state taxing authorities regarding the amount of taxes due in connection with investments made and the businesses in which it has engaged. Federal and state taxing authorities have recently become increasingly aggressive in challenging tax positions taken by financial institutions, including positions that have been taken by the Company. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property, or income tax issues, including tax base, apportionment, and tax credit planning. The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are not resolved in the Company’s favor, they could have an adverse effect on the Company’s financial condition and results of operations. In addition, changes in federal and state tax laws or interpretations, including changes affecting tax rates, income not subject to tax under existing laws or interpretations, income sourcing, or consolidation and combination rules may also have an adverse impact upon the Company’s financial condition, results of operations, or liquidity.

The Company and its subsidiaries are subject to new state tax laws.

In August 2007, the State of Illinois enacted new legislation affecting the taxation of banks operating in the state. The new law changes the rules related to the sourcing and apportionment of items of income and expense to Illinois. The provisions were further modified by legislation enacted in January 2008. The legislative provisions have various effective dates, the earliest beginning January 1, 2008. The legislation is not expected to have a material impact on the Company’s 2008 state tax expense. The Company continues to evaluate this legislation, and while the impact on subsequent years is currently unknown, no assurance can be given that it will not adversely impact the Company’s profitability.

Changes in the policies of monetary authorities could adversely affect the Company’s profitability.

The Company’s results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States government securities, changes in the discount rate or the federal funds rate on bank borrowings, and changes in reserve requirements against bank deposits. Changes in these policies could adversely affect the Company’s profitability. For example, changes increasing the Company’s cost of funds could reduce net interest income. No certainty can be given as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank due to changing conditions in the national economy and in the money markets.

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

A significant portion of the loans in the Company’s portfolio is secured by real estate. Most of these loans are secured by properties located in the Chicago metropolitan area. Negative conditions in the real estate markets where collateral for a mortgage loan is located could adversely affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various factors, including changes in economic conditions, supply and demand for properties, and governmental rules or policies.

The widespread effect of falling housing prices on financial markets could adversely affect the Company’s profitability, liquidity, and financial condition.

Turmoil in the financial markets, precipitated by falling housing prices and rising delinquencies and foreclosures, has negatively impacted the valuation of securities supported by real estate collateral, including certain securities owned by the Company. The Company relies on its investment portfolio as a source of net interest income and as a means to manage its funding and liquidity needs. If defaults in the underlying collateral are such that the security can no longer meet its debt service requirements, the Company’s net interest income, cash flows, and capital will be reduced.

Turmoil in the financial markets could impair the market value of fixed income securities.

Major disruptions in the capital markets, similar to the recent turmoil experienced in response to the decline of the sub-prime mortgage market, could adversely affect the market values of fixed income securities that we may hold in our securities portfolio from time to time. Significant reduced investor demand for a fixed income security could materially impact liquidity, and, as a result, the market value of such security. Such circumstances could negatively impact our financial statements.

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

Downgrades in the credit rating of one or more insurers that provide credit enhancement for the Company’s state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.

The Company invests in tax-exempt state and local municipal securities. A majority are insured by monoline insurers. Recently, several of these insurers have come under scrutiny by rating agencies. One insurer has been downgraded, and two others have been placed on rating review. The reduction in the credit rating of an insurer may negatively impact the market for and valuation of the Company’s securities. This could adversely affect the Company’s net interest income, liquidity, and capital.

Changes in the reserve for loan losses could affect profitability.

The reserve for loan losses consists of three components calculated based on estimations performed pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies,” and FASB Statements Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan.” The reserve for loan losses consists of: (i) specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates.

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

The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Company is derived primarily from dividends received from the Bank. The Company’s ability to receive dividends or loans from its subsidiaries is restricted. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, the Company’s right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank’s creditors, including depositors, which will take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2007, the Company’s subsidiaries had deposits and other liabilities of approximately $7.2 billion.

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

In addition to generating internal growth, the Company has strategically acquired banks or branches of other banks. The Company intends to continue to pursue acquisitions to supplement internal growth opportunities. Acquiring other banks or branches involves potential risks, including:

—	exposure to unknown or contingent liabilities of acquired banks;
—	exposure to asset quality issues of acquired banks;
—	disruption of the Company’s business;
—	loss of key employees and customers of acquired banks;
—	short-term decrease in profitability;
—	diversion of management’s time and attention;
—	issues arising during transition and integration; and
—	dilution in the ownership percentage of holdings of the Company’s common stock.

Competition for acquisition candidates is intense.

Competition for acquisitions is intense. Numerous potential acquirors compete with the Company for acquisition candidates. The Company may not be able to successfully identify and acquire suitable targets, which could slow the Company’s growth rate.

Future growth may require the Company to raise additional capital in the future, but that capital may not be available when it is needed.

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. To the extent the Company expands its asset base, primarily through loan growth, it will be required to support such growth by increasing its capital. In addition, the Company may be required to raise capital to support its acquisition strategy. Accordingly, the Company may need to raise capital in the future to support growth.

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

The Company’s junior subordinated debentures have been assigned a rating by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc., of “BBB+” (stable outlook), by Moody’s Investors Service, Inc. of “A3” (stable outlook), and by Fitch, Inc. of “BBB+” (stable outlook).

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

As of December 31, 2007, the Bank operated through 98 bank branches, one operational facility, and one lending office. Of these, 27 are leased and the remaining 73 are owned and not subject to any material liens. The banking offices are largely located in various communities throughout northern Illinois and northwestern Indiana, primarily the Chicago metropolitan suburban area. At certain Bank locations, excess space is leased to third parties. The Bank also owns 131 automated teller machines (“ATMs”), some of which are housed at a banking location and some of which are independently located. In addition, the Company owns other real property that, when considered individually or in the aggregate, is not material to the Company’s financial position.

The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information with respect to premises and equipment is presented in Note 7 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

There are certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at December 31, 2007. Based on presently available information, the Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of stockholders during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded under the symbol “FMBI” in the Nasdaq Global Select market tier of The Nasdaq Stock Market. As of December 31, 2007, there were 10,878 stockholders. The following table sets forth the closing common stock price, dividends declared per share, and book value per share during each quarter of 2007 and 2006.

	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$36.50	$36.62	$38.17	$39.31	$39.52	$38.89	$37.52	$37.14
Low	$29.67	$31.87	$34.82	$36.00	$36.62	$34.42	$34.64	$32.62
Quarter-end	$30.60	$34.16	$35.51	$36.75	$38.68	$37.89	$37.08	$36.57

Cash dividends declared per share	$0.310	$0.295	$0.295	$0.295	$0.295	$0.275	$0.275	$0.275

Dividend yield at quarter-end (1)	4.05%	3.45%	3.32%	3.21%	3.05%	2.90%	2.97%	3.01%
Book value per share at quarter-end	$14.94	$14.94	$14.97	$15.16	$15.01	$14.92	$13.92	$13.81

(1)	Ratios are presented on an annualized basis.

A discussion regarding the regulatory restrictions applicable to the Bank’s ability to pay dividends to the Company is included in the “Supervision and Regulation - Dividends” section under Item 1 of this Form 10-K. A discussion of the Company’s philosophy regarding the payment of dividends is included in the “Management of Capital” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Equity Compensation Plans

The following table sets forth information, as of December 31, 2007, relating to equity compensation plans of the Company pursuant to which options, restricted stock, restricted stock units, or other rights to acquire shares may be granted from time to time.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders (1)	2,687,724	$31.83	894,955
Not approved by security holders (2)	4,789	17.60	-

Total	2,692,513	$31.81	894,955

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

The Nonqualified Retirement Plan (the “Plan”) is a defined contribution deferred compensation plan under which participants are credited with deferred compensation equal to contributions and benefits that would have accrued to the participant under the Company’s tax-qualified plans, but for limitations under the Internal Revenue Code, and to amounts of salary and annual bonus that the participant has elected to defer. Participant accounts are deemed to be invested in separate investment accounts under the plan, with similar investment alternatives as those available under the Company’s tax-qualified savings and profit sharing plan, including an investment account deemed invested in shares of Company common stock. The accounts are adjusted to reflect the investment return related to such deemed investments. Except for the 4,789 shares set forth in the table above, all amounts credited under the Plan are paid in cash.

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

Comparison of Five-Year Cumulative Total Return Among First Midwest, the S&P 500, and the S&P SmallCap 600 Banks (1)

	2002	2003	2004	2005	2006	2007
First Midwest	100.00	124.74	143.21	142.38	161.89	132.62
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
S&P SmallCap 600 Banks	100.00	144.63	179.02	167.96	182.97	123.79

(1)	Assumes $100 invested on December 31, 2002 in First Midwest’s Common Stock, the S&P 500, and the S&P SmallCap 600 Banks with the reinvestment of all related dividends.

To the extent this Form 10-K is incorporated by reference into any other filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, the foregoing “Stock Performance Graph” will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

The following table summarizes purchases made by the Company or on its behalf, or by any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of its common stock during the quarter ended December 31, 2007 pursuant to repurchase programs approved by the Company’s Board of Directors on May 18, 2005 and November 27, 2007. Under the current repurchase program, up to 2.5 million shares of the Company’s common stock may be repurchased, and the total remaining authorization under the program was 2,499,503 shares as of December 31, 2007. The repurchase program has no set expiration or termination date and the Company generally does not repurchase shares of its common stock as part of the repurchase program during self-imposed “black-out” periods.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1 - October 31, 2007	99,050	$32.82	98,547	486,345
November 1 - November 30, 2007	200,547	31.26	197,917	2,500,000
December 1 - December 31, 2007	497	31.21	497	2,499,503

Total	300,094	$31.77	296,961

(1)

Includes 1,961 shares purchased in private transactions and 3,133 shares acquired pursuant to the Company’s share-based compensation plans. Under the terms of these plans, the Company accepts shares of common stock from option holders if they elect to surrender previously-owned shares upon exercise to cover the exercise price of the stock options or, in the case of restricted shares of common stock, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares.

For further details regarding the Company’s stock repurchase programs, refer to the section titled “Management of Capital” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for each of the five years in the period ended December 31, 2007 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the factors affecting the Company’s financial condition and operating results is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

	Years ended December 31,
	2007	2006	2005	2004	2003
Operating Results (Amounts in thousands)
Interest income	$476,961	$476,409	$366,700	$315,342	$291,067
Interest expense	236,832	224,550	130,850	86,478	81,313
Net interest income	240,129	251,859	235,850	228,864	209,754
Provision for loan losses	7,233	10,229	8,930	12,923	10,805
Noninterest income	111,054	99,014	77,927	73,812	77,207
(Losses) gains on security sales, net	(746)	4,269	(3,315)	13,622	2,988
Security impairment losses	(50,055)	-	-	(5,400)	-
Losses on early extinguishment of debt	-	-	-	(2,653)	(6,025)
Noninterest expense	199,137	192,615	165,703	163,338	149,452
Income tax expense	13,853	35,052	34,452	32,848	30,889
Net income	$80,159	$117,246	$101,377	$99,136	$92,778
Weighted-average shares outstanding	49,295	49,102	45,567	46,469	46,671
Weighted-average diluted shares outstanding	49,622	49,469	45,893	46,860	46,982
Per Share Data
Basic earnings per share	$1.63	$2.39	$2.22	$2.13	$1.99
Diluted earnings per share	1.62	2.37	2.21	2.12	1.97
Cash dividends declared	1.195	1.120	1.015	0.900	0.790
Book value at year end	14.94	15.01	11.99	11.55	11.22
Market price at year end	30.60	38.68	35.06	36.29	32.43
Performance Ratios
Return on average equity	10.69%	16.87%	18.83%	18.68%	18.28%
Return on average assets	0.99%	1.42%	1.44%	1.45%	1.50%
Net interest margin - tax-equivalent	3.58%	3.67%	3.87%	3.91%	3.99%
Dividend payout ratio	73.77%	47.26%	45.93%	42.45%	40.10%

Balance Sheet Highlights (Dollar amounts in thousands)	As of December 31,
	2007	2006	2005	2004	2003
Total assets	$8,091,518	$8,441,526	$7,210,151	$6,863,381	$6,906,658
Loans	4,963,672	5,008,944	4,306,191	4,135,278	4,059,782
Deposits	5,778,861	6,167,216	5,147,832	4,905,378	4,815,108
Subordinated debt	230,082	228,674	130,092	129,294	128,716
Long-term portion of Federal Home Loan Bank advances	136,064	14,660	13,519	36,743	474,111
Stockholders’ equity	723,975	751,014	544,068	532,038	522,540
Financial Ratios
Reserve for loan losses as a percent of loans	1.25%	1.25%	1.31%	1.37%	1.39%
Tier 1 capital to risk-weighted assets	9.15%	9.56%	10.72%	10.45%	10.29%
Total capital to risk-weighted assets	11.73%	12.16%	11.76%	11.52%	11.41%
Tier 1 leverage to average assets	7.46%	7.29%	8.16%	8.16%	8.49%
Tangible equity to tangible assets	5.58%	5.62%	6.30%	6.43%	6.22%

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the years 2005 through 2007 and Consolidated Statements of Condition as of December 31, 2006 and 2007. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking facility, First Midwest Bank. The discussion is designed to provide stockholders with a comprehensive review of the operating results and financial condition and should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

A condensed review of operations for the fourth quarter of 2007 is included herein in the section titled “Fourth Quarter 2007 vs. 2006.” The review provides an analysis of the quarterly earnings performance for the fourth quarter of 2007 compared to the same period in 2006.

Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

ACQUISITION ACTIVITY

On March 31, 2006, we completed the acquisition of Bank Calumet, Inc. (“Bank Calumet”), a single bank holding company in a cash transaction valued at $307.0 million. Bank Calumet provided retail and commercial banking services to customers through 30 full service locations predominantly in Lake County, Indiana, and the contiguous Illinois counties of Cook and Will. As a part of the acquisition, we acquired $676.4 million in loans, $940.0 million in deposits, and $924.9 million in trust assets under management. The results of operations of Bank Calumet are included in our Consolidated Statements of Income effective with second quarter 2006. As part of the acquisition and integration process, in second quarter 2006 we incurred $3.0 million in pre-tax costs.

PERFORMANCE OVERVIEW

General Overview

Our banking network provides a full range of business and retail banking and trust and investment advisory services through 99 banking offices, primarily in suburban metropolitan Chicago. The primary sources of our revenue are net interest income and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, consumer confidence, and competitive conditions within the marketplace.

2007 Compared with 2006

Net income for 2007 was $80.2 million, which includes a $32.5 million after-tax non-cash charge to earnings associated with an impairment of the Company’s asset-backed collateralized debt securities portfolio. This compares to net income of $117.2 million for 2006. Our earnings per diluted share was $1.62 for 2007 compared to $2.37 per diluted share for 2006. The impairment charge reduced 2007 diluted earnings per share by $0.65. Return on average equity was 10.7% for 2007 and 16.9% for 2006. Return on average assets was 1.0% for 2007 and 1.4% for 2006. For additional discussion regarding the impairment charge, refer to the section titled “Investment Portfolio Management.”

Our securities portfolio declined $301.5 million in 2007. During the first quarter of 2007, we took advantage of the inverted yield curve to sell certain long-term securities at a gain and used the proceeds to reduce our short-term borrowings. When the capital markets began to charge premiums for access to funding in the third quarter, we again responded by selling securities and used the proceeds to reduce our short-term borrowings.

Our total loans outstanding declined $45.3 million from December 31, 2006 to December 31, 2007. The decline reflects the combined impact of the payoff of loan participations purchased as part of the Bank Calumet acquisition, rapid prepayment of multifamily loan portfolios during the first half of 2007, and the continued paydown of our indirect auto loan portfolio.

Total average deposits were $5.9 billion for both 2007 and 2006. Declines in average time deposits were substantially offset by increases in average transaction deposits. Average transaction deposits increased $72.0 million from 2006, primarily due to growth in savings deposits.

Charge-offs as a percentage of average loans were 0.16% in 2007 compared to 0.21% in 2006. As of December 31, 2007, the reserve for loan losses stood at 1.25% of total loans, unchanged from December 31, 2006 and was 330% of nonperforming loans.

Net interest income for 2007 declined $11.7 million from 2006, and net interest margin declined 0.09% from 2006 to 3.58%. This reflected narrowing credit spreads resulting from increased competition, a flat to inverted yield curve for much of 2007, and a short-term mismatch between the repricing of interest-earning assets and our funding sources, as the Federal Reserve lowered its targeted discount rate by 1.0% during the last four months of 2007.

Noninterest income, excluding security gains and losses, increased 12.2% in 2007 compared to 2006. Fee-based revenues, which comprise the majority of noninterest income, increased 12.0%. While increases occurred in most fee categories, the growth for 2007 was primarily due to increases in service charges on deposit accounts, card-based fees, and trust and investment advisory fees.

Noninterest expense was well controlled as reflected by year-over-year growth of 3.4%. Noninterest expense for 2007 included a severance charge of $621,000 related to certain staff reductions initiated in the fourth quarter and a $299,000 charge related to our share of claims from litigation brought by others against VISA, Inc.

In the third quarter of 2007, the State of Illinois passed tax legislation that, in the short term, provided certain tax benefits that we recognized in the second half of 2007. The benefits, described in the section titled “Income Taxes,” increased net income by $2.9 million in 2007.

2006 Compared with 2005

Net income for 2006 was $117.2 million, an increase of $15.9 million, or 15.7% compared to $101.4 million in 2005. Our earnings per diluted share was $2.37 for 2006 compared to $2.21 for 2005, an increase of $0.16 per diluted share, or 7.2%. Return on average equity was 16.9% for 2006 and 18.8% for 2005. Return on average assets was 1.4% for both 2006 and 2005.

Our securities portfolio increased $190.9 million from 2005 due primarily to an increase in state and municipal securities.

Total loans as of December 31, 2006 increased 16.3% to $5.0 billion from $4.3 billion as of December 31, 2005, primarily due to $676.4 million in loans acquired as a part of the Bank Calumet acquisition

Total average funding sources for 2006 increased $1.0 billion from 2005, primarily due to $940.0 million of deposits and $99.6 million of borrowed funds obtained as a result of the Bank Calumet acquisition and $99.9 million of long-term, subordinated debt issued to partially fund the Bank Calumet acquisition.

Overall credit quality remained solid during 2006. Total loans charged-off, net of recoveries, were 0.21% of average loans in 2006 compared to 0.22% of average loans in 2005. As of December 31, 2006, the reserve for loan losses stood at 1.25% of total loans compared to 1.31% as of December 31, 2005 and was 385% of nonperforming loans.

Net interest income increased $23.5 million for 2006 compared to 2005. This increase was driven by a $977.8 million increase in average interest-earning assets compared to 2005, which was primarily due to the Bank Calumet acquisition. Net interest margin for 2006 was 3.67%, down .20% from 2005.

Noninterest income, excluding security gains and losses, increased 27.1% in 2006 compared to 2005. Approximately two-thirds of this increase was attributable to services provided to customers of the former Bank Calumet.

Noninterest expense increased 16.2% in 2006 compared to 2005, largely as a result of increased costs associated with the operation of 30 additional branches resulting from the Bank Calumet acquisition.

Business Outlook

The outlook for the capital markets in the United States and the developed and developing world is fraught with uncertainty. Capital markets are on a rolling sequence of credit and liquidity problems on virtually a weekly basis. Housing markets, the early site of sub-prime problems, have not yet bottomed either in volume of transactions or unit values. Leveraged buyout commercial loans represent an additional source of structured debt apprehension. Municipal credit through “wrap-around” insurance coverage, which has become customary are also drawn into the malaise through the insurance company’s foray into the insurance of collateralized debt obligations.

Against all of this is a Federal Reserve that has lowered interbank rates by 225 basis points and created some liquidity incentives that are receiving a somewhat tepid response. Further Federal Reserve rate cuts are broadly anticipated amounting to perhaps an additional 100 or more basis points. Employment and consumer spending statistics are moving in a range that would suggest at least a mild recession is or may imminently be underway. Finally, the national political debate appears to be focused on two widely different economic viewpoints.

The Chicagoland economy reflects many aspects of the national marketplace. Employment is weakening. Housing activity is down approximately twenty-one percent from prior year levels. Housing prices, however, on completed transactions in 2007 were slightly higher compared to prior year levels. Competitively, the banking market in Chicago remains very fluid. More than one hundred commercial relation-bankers from recent acquisitions have moved to new employers putting billions of dollars in client relationships in play. This represents an unprecedented market acquisition opportunity.

The outlook for 2008 from our perspective is encouraging. The sales organization is focused on its relationship management sales mission. Our staff has been redirected to our most prolific market opportunities. We have made a major internal communications commitment to enhance both customer service and operational control. Our credit process has demonstrated the capacity to underwrite and collect credit over an extended period of time.

We expect solid performance for 2008. Loan outstandings in our commercial areas are forecasted to expand at a near double digit pace. Deposits should grow at a greater pace than in 2007. Noninterest revenues remain on track for significant expansion led by service charges and trust and investment advisory fees. Expenses should be controlled both from a credit and an operating standpoint.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income equals the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total average interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are presented in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Our accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”) and general practice within the banking industry. For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The effect of such adjustment is presented in the following table:

Table 1

Effect of Tax-Equivalent Adjustment

(Dollar amounts in thousands)

	Years ended December 31,			% Change
	2007	2006	2005	2007-2006	2006-2005
Net interest income (GAAP)	$240,129	$251,859	$235,850	(4.7)	6.8
Tax-equivalent adjustment	20,906	23,551	16,080	(11.2)	46.5

Tax-equivalent net interest income	$261,035	$275,410	$251,930	(5.2)	9.3

Table 2 summarizes our average interest-earning assets and funding sources over the last three years as well as interest income and interest expense related to each category of assets and funding sources and the yield earned and rates paid on each. The table also shows the trend in net interest margin on a quarterly basis for 2007 and 2006, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. Table 3 analyzes the changes in interest income, interest expense, and net interest income that result from changes in the volumes of interest-earning assets and funding sources, as well as fluctuations in interest rates.

Table 2

Net Interest Income and Margin Analysis

(Dollar amounts in thousands)

	2007			2006			2005
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets:
Interest-bearing deposits with banks	$7,550	$383	5.07	$5,804	$252	4.34	$1,385	$40	2.89
Federal funds sold and securities purchased under agreements to resell	3,011	173	5.75	1,067	71	6.65	1,284	56	4.36
Mortgages held for sale	2,940	171	5.82	4,021	238	5.92	5,248	275	5.24
Securities:
Trading - taxable	17,006	360	2.12	-	-	-	-	-	-
Available-for-sale - taxable	1,323,163	68,822	5.20	1,515,276	75,963	5.01	1,587,973	68,643	4.32
Available-for-sale - nontaxable (1)	906,905	54,755	6.04	998,727	63,112	6.32	643,422	42,620	6.62
Held-to-maturity - taxable	9,450	422	4.47	9,848	429	4.36	10,644	427	4.01
Held-to-maturity - nontaxable (1)	88,099	6,159	6.99	91,046	6,231	6.84	52,611	3,392	6.45

Total securities	2,344,623	130,518	5.57	2,614,897	145,735	5.57	2,294,650	115,082	5.02
Loans (1)(2):
Commercial and industrial	1,379,007	104,968	7.61	1,353,337	99,495	7.35	1,184,404	73,744	6.23
Agricultural	166,647	11,721	7.03	143,865	9,970	6.93	117,544	6,988	5.95
Real estate - commercial	1,971,940	141,808	7.19	1,918,691	135,466	7.06	1,586,757	100,941	6.36
Real estate - construction	620,230	50,195	8.09	524,040	44,311	8.46	414,166	30,376	7.33
Consumer	596,885	44,978	7.54	702,269	50,820	7.24	792,517	48,185	6.08
Real estate - 1-4 family	208,770	12,952	6.20	227,158	13,602	5.99	119,362	7,093	5.94

Total loans	4,943,479	366,622	7.42	4,869,360	353,664	7.26	4,214,750	267,327	6.34

Total interest-earning assets (1)(2)	7,301,603	497,867	6.82	7,495,149	499,960	6.67	6,517,317	382,780	5.87

Cash and due from banks	152,057			165,324			148,731
Reserve for loan losses	(62,227)			(61,184)			(56,842)
Other assets	699,900			656,475			433,464

Total assets	$8,091,333			$8,255,764			$7,042,670

Liabilities and Stockholders’ Equity:
Savings deposits	$754,009	11,844	1.57	$653,321	5,116	0.78	$615,324	4,025	0.65
NOW accounts	900,956	14,536	1.61	924,539	13,102	1.42	893,706	10,706	1.20
Money market deposits	859,864	28,469	3.31	867,775	27,418	3.16	672,411	13,690	2.04

Total interest-bearing transactional deposits	2,514,829	54,849	2.18	2,445,635	45,636	1.87	2,181,441	28,421	1.30
Time deposits	2,319,902	111,418	4.80	2,429,902	102,482	4.22	1,965,710	58,254	2.96

Total interest-bearing deposits	4,834,731	166,267	3.44	4,875,537	148,118	3.04	4,147,151	86,675	2.09
Borrowed funds	1,131,700	55,540	4.91	1,339,826	62,974	4.70	1,235,205	35,834	2.90
Subordinated debt	227,756	15,025	6.60	206,449	13,458	6.52	130,377	8,341	6.40

Total interest-bearing liabilities	6,194,187	236,832	3.82	6,421,812	224,550	3.50	5,512,733	130,850	2.37

Demand deposits	1,055,251			1,052,413			931,711
Other liabilities	91,784			86,519			59,711
Stockholders’ equity	750,111			695,020			538,515

Total liabilities and stockholders’ equity	$8,091,333			$8,255,764			$7,042,670

Net interest income/margin (1)		$261,035	3.58		$275,410	3.67		$251,930	3.87

Quarterly Net Interest Margin Trend

	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets	6.67%	6.91%	6.86%	6.83%	6.81%	6.79%	6.62%	6.43%
Rates paid on interest-bearing liabilities	3.71%	3.86%	3.84%	3.88%	3.79%	3.60%	3.38%	3.16%
Net interest margin (1)	3.53%	3.63%	3.61%	3.53%	3.57%	3.69%	3.70%	3.76%

(1)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(2)

Loans on a nonaccrual basis for the recognition of interest income totaled $18.4 million as of December 31, 2007, $16.2 million as of December 31, 2006, and $12.0 million as of December 31, 2005 and are included in loans for purposes of this analysis.

Table 3

Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)

(Dollar amounts in thousands)

	2007 compared to 2006			2006 compared to 2005
	Volume	Rate	Total	Volume	Rate	Total
Interest-bearing deposits with banks	$84	$47	$131	$183	$29	$212
Federal funds sold and securities purchased under agreements to resell	111	(9)	102	(7)	22	15
Mortgages held for sale	(63)	(4)	(67)	(85)	48	(37)
Securities:
Trading - taxable	360	-	360	-	-	-
Available-for-sale - taxable	(10,144)	3,003	(7,141)	(2,940)	10,260	7,320
Available-for-sale - nontaxable (2)	(5,628)	(2,729)	(8,357)	22,355	(1,863)	20,492
Held-to-maturity - taxable	(20)	13	(7)	(13)	15	2
Held-to-maturity - nontaxable (2)	(214)	142	(72)	2,618	221	2,839

Total securities	(15,646)	429	(15,217)	22,020	8,633	30,653
Loans (2):
Commercial and industrial	1,910	3,563	5,473	11,357	14,394	25,751
Agricultural	1,600	151	1,751	1,714	1,268	2,982
Real estate - commercial	3,801	2,541	6,342	22,637	11,888	34,525
Real estate - construction	7,679	(1,795)	5,884	8,840	5,095	13,935
Consumer	(8,061)	2,219	(5,842)	(3,930)	6,565	2,635
Real estate - 1-4 family	(1,173)	523	(650)	6,455	54	6,509

Total loans	5,796	7,202	12,958	47,073	39,264	86,337

Total interest income (2)	(9,758)	7,665	(2,093)	69,184	47,996	117,180

Savings deposits	893	5,835	6,728	261	830	1,091
NOW accounts	(324)	1,758	1,434	380	2,016	2,396
Money market deposits	(247)	1,298	1,051	4,735	8,993	13,728

Total interest-bearing transactional deposits	322	8,891	9,213	5,376	11,839	17,215
Time deposits	(4,327)	13,263	8,936	15,841	28,387	44,228

Total interest-bearing deposits	(4,005)	22,154	18,149	21,217	40,226	61,443
Borrowed funds	(10,386)	2,952	(7,434)	3,261	23,879	27,140
Subordinated debt	1,404	163	1,567	4,956	161	5,117

Total interest expense	(12,987)	25,269	12,282	29,434	64,266	93,700

Net interest income (2)	$3,229	$(17,604)	$(14,375)	$39,750	$(16,270)	$23,480

(1)

For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

As shown in Tables 2 and 3, 2007 tax-equivalent net interest income declined $14.4 million compared to 2006. This was the result of a decrease in interest income coupled with an increase in interest expense. In late 2006 and early 2007, we took advantage of the inverted yield curve to sell long-term securities at a gain and used the proceeds to pay down short-term borrowing. During that same period, we experienced payoffs of loan participations purchased as part of the Bank Calumet acquisition and rapid prepayment of multifamily loan portfolios. These events accounted for the decline in average interest-earning assets and the resulting $9.8 million decline in interest income. This decline was offset by an increase in the average yield earned on interest-earning assets that generated $7.7 million of additional interest income. Conversely, the decline in interest-bearing liabilities reduced interest expense by $13.0 million but was more than offset by a $25.3 million increase attributable to higher interest rates paid on interest-bearing liabilities. Net interest margin for 2007 was 3.58%, down 0.09% from 3.67% for 2006. The year-over-year decline stemmed from the combined negative impact of comparatively higher short-term interest rates on deposits, a change in deposit mix, and a much smaller rise in long-term yields on new and repricing assets.

Net interest income for 2006 increased $23.5 million compared to 2005. This increase was driven by a $977.8 million increase in interest-earning assets compared to 2005, which was primarily due to the Bank Calumet acquisition. Net interest margin for 2006 was 3.67%, down 0.20% from 3.87% for 2005. The year-over-year decline stemmed from the combined negative impact of comparatively higher short-term interest rates on deposits, a change in deposit mix, a much smaller rise in long-term yields on new and repricing assets, and the addition of $99.9 million in subordinated debt at an all-in cost of 5.95% used to partially fund the Bank Calumet acquisition.

Noninterest Income

Table 4

Noninterest Income Analysis

(Dollar amounts in thousands)

	Years ended December 31,			% Change
	2007	2006	2005	2007-2006	2006-2005
Service charges on deposit accounts	$45,015	$40,036	$30,199	12.4	32.6
Trust and investment advisory fees	15,701	14,269	12,593	10.0	13.3
Other service charges, commissions, and fees	22,183	20,135	17,572	10.2	14.6
Card-based fees (1)	15,925	13,777	10,207	15.6	35.0

Subtotal fee-based revenues	98,824	88,217	70,571	12.0	25.0

Corporate owned life insurance (“COLI”) (2)	8,033	7,616	5,163	5.5	47.5
Other income (3)	4,197	3,181	2,193	31.9	45.1

Subtotal operating revenues	111,054	99,014	77,927	12.2	27.1

(Losses) gains on security sales, net	(746)	4,269	(3,315)	(117.5)	(228.8)
Security impairment losses	(50,055)	-	-	-	-

Total noninterest income	$60,253	$103,283	$74,612	(41.7)	38.4

(1)

Card-based fees consist of debit and credit card interchange fees charged for processing signature-based transactions as well as various fees charged on both customer and non-customer automated teller machine (“ATM”) and point-of-sale transactions processed through the ATM and point-of-sale networks.

(2)

COLI income represents the increase in cash surrender value (“CSV”) of the policies, net of any premiums paid. The increase in CSV is attributable to earnings credited to the policies, based on investments made by the insurer. The tax-equivalent yield on the COLI was 6.9% at December 31, 2007, 6.7% at December 31, 2006, and 6.2% at December 31, 2005. For a further discussion of our investment in COLI, see Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

(3)

Other income consists of various items including safe deposit box rentals, gains on the sales of various assets, and gains or losses resulting from the change in market value of trading securities related to deferred compensation plans.

Noninterest income totaled $60.3 million in 2007 compared to $103.3 million in 2006 and $74.6 million in 2005. The 41.7% decrease in 2007 was primarily due to a $50.1 million charge recorded in fourth quarter 2007 for an other-than-temporary-impairment of the carrying value of certain asset-backed collateralized debt obligations. For additional discussion regarding the impairment charge, refer to the section titled “Investment Portfolio Management.” Fee-based revenues, which comprise the majority of operating revenues, increased 12.0% from

2006. The Company generated double-digit growth in each major category. The results of operations of the Northwest Indiana market are included in our operating results effective with the second quarter of 2006. Those Northwest Indiana customers formerly served by Bank Calumet (“the Northwest Indiana market”) contributed noninterest income of $14.7 million in 2007, a $4.5 million increase from 2006.

Service charges on deposit accounts increased $5.0 million in 2007 compared to 2006 primarily as a result of a $4.5 million increase in fees received on items drawn on customer accounts with insufficient funds (“NSF fees”). Trust and investment advisory fees increased 10.0% due primarily to a $325.2 million, or 9.6%, increase in average assets under management. Other service charges, commissions, and fees increased 10.2% in 2007 compared to 2006 due to a $1.3 million increase in merchant fees and a $1.2 million increase in commissions received from the sale of third party annuity and investment products. Card-based fees for 2007 increased 15.6% from 2006, with most of the increase in debit card income related to both higher usage and higher rates. The increase in other income for 2007 compared to 2006 resulted primarily from $620,000 in favorable legal settlements and a $558,000 increase in income realized as a result of a rise in market value of trading securities related to deferred compensation plans.

Noninterest income included $4.3 million in security gains for 2006 and $3.3 million in security losses for 2005. The remaining components of other noninterest income totaled $99.0 million for 2006, an increase of 27.1% compared to 2005, and reflected higher fee-based revenues and revenue from corporate owned life insurance. For 2006, fee-based revenues totaled $88.2 million, up $17.6 million, or 25.0% compared to 2005, with approximately $10.1 million of this increase attributed to the Northwest Indiana market and the remainder credited to comparatively higher service charges on deposit accounts and card-based revenues.

Service charges on deposit accounts increased $9.8 million in 2006 compared to 2005 as a result of a $10.4 million increase in NSF fees, partially offset by a $539,000 decline in service charges on business accounts. Of the increase in NSF fees, $6.6 million was attributed to revenues derived from the Northwest Indiana market. Card-based fees totaled $13.8 million in 2006, increasing from $10.2 million for 2005, with most of the increase related to higher usage and fees and the remaining $577,000 attributable to the Northwest Indiana market. Trust and investment advisory fees increased 13.3% to $14.3 million, resulting from a $1.1 billion increase in trust assets under management, $924.9 million of which was acquired as part of the Bank Calumet acquisition. Income derived from corporate owned life insurance increased $2.5 million, or 47.5%, largely due to a $40.2 million increase in corporate owned life insurance investments during first quarter 2006, $21.4 million of which was acquired as a result of the Bank Calumet acquisition. Other income increased $988,000 in 2006 compared to 2005 due to a $469,000 increase in income realized as a result of a rise in the market value of certain trading securities related to deferred compensation plans and a $312,000 gain on the sale of land.

Noninterest Expense

Table 5

Noninterest Expense Analysis

(Dollar amounts in thousands)

	Years ended December 31,			% Change
	2007	2006	2005	2007-2006	2006-2005
Compensation expense:
Salaries and wages	$85,707	$80,087	$70,849	7.0	13.0
Retirement and other employee benefits	25,891	26,114	24,330	(0.9)	7.3

Total compensation expense	111,598	106,201	95,179	5.1	11.6
Net occupancy expense	22,054	20,153	16,618	9.4	21.3
Equipment expense	10,540	10,227	8,555	3.1	19.5
Technology and related costs	7,084	6,584	5,677	7.6	16.0
Professional services	9,034	9,009	8,945	0.3	0.7
Advertising and promotions	6,293	7,845	5,363	(19.8)	46.3
Merchant card expense	6,830	5,800	4,809	17.8	20.6
Other expenses	25,704	26,796	20,557	(4.1)	30.3

Total noninterest expense	$199,137	$192,615	$165,703	3.4	16.2

Average full-time equivalent (“FTE”) employees.	1,881	1,856	1,625

Efficiency ratio	52.5%	50.5%	49.4%

Noninterest expense increased $6.5 million, or 3.4%, for 2007 compared to 2006 due, in part, to the full year operation of 30 branches and related staffing costs in the Northwest Indiana market. In second quarter 2006, we began recognizing the results of operations of the former Bank Calumet, including $3.0 million of integration and other costs incurred as part of the acquisition and integration of Bank Calumet. These costs are included in the advertising and promotions and other expense categories.

Salaries and wages increased $5.6 million, or 7.0%, in 2007 compared to 2006 primarily as a result of annual general merit increases, the addition of staffing costs referred to above in the Northwest Indiana market, and a $686,000 increase in share-based compensation expense. In addition, we recorded a $621,000 charge for severance-related costs stemming from a workforce reduction implemented in December 2007. Retirement and other employee benefits declined 0.9% in 2007 compared to 2006 due to $1.8 million lower pension expense resulting from plan amendments that reduced the growth of future benefits and ceased new enrollments. This was partially offset by a $1.2 million increase in employee insurance costs. Merchant card expense increased 17.8% in 2007 as a direct result of the increase in merchant card revenue included in card-based fees. Advertising and promotions decreased 19.8% and other expenses decreased 4.1% in 2007 compared to 2006 largely due to higher costs recorded in 2006 in connection with the acquisition and integration of Bank Calumet.

Noninterest expense for 2006 increased $26.9 million, or 16.2%, compared to 2005, largely as a result of operating 30 additional branches and adding 380 FTEs resulting from the Bank Calumet acquisition.

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income. Our efficiency ratio was 52.5% for 2007 compared to 50.5% for 2006 and 49.4% for 2005.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 2005 through 2007 are detailed in Table 6.

Table 6

Income Tax Expense Analysis

(Dollar amounts in thousands)

	Years ended December 31,
	2007	2006	2005
Income before income tax expense	$94,012	$152,298	$135,829
Income tax expense	$13,853	$35,052	$34,452
Effective income tax rate	14.7%	23.0%	25.4%

Federal effective income tax rate	16.2%	22.9%	25.7%
State effective income tax rate, net of federal tax effect	(1.5%)	0.1%	(0.3%)

The federal effective income tax rate and changes in that rate are greatly influenced by the amount of tax-exempt income derived from investment securities and COLI. The state effective income tax rate and changes in that rate are dependent upon Illinois, Indiana, and Iowa income tax rules relating to consolidated/combined reporting, sourcing of income and expense, and the amount of tax-exempt income derived from loans, investment securities, and COLI. The decrease in effective income tax rate from 2006 to 2007 was primarily attributable to an increase in tax-exempt income as a percent of total pre-tax income and adjustments to state income taxes further explained below. The decrease in effective income tax rate from 2005 to 2006 was again attributable to an increase in tax-exempt income as a percent of total pre-tax income. For further details regarding our effective income tax rate, refer to Note 16 in “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

In August 2007, the State of Illinois enacted legislation affecting the taxation of banks operating in the state. The new law changes the rules related to the sourcing and apportionment of items of income and expense to Illinois. The provisions were further modified by legislation enacted in January 2008. The legislative provisions have various effective dates, the earliest beginning January 1, 2008. The legislation is not expected to have a material impact on our 2008 state tax expense. The impact of these changes on our state tax expense in subsequent years is currently unknown though the amount of income sourced and/or apportioned to Illinois is expected to increase. We continue to evaluate the specific impact of the legislation on 2009 and later years.

As a result of the 2007 legislation, we reversed the valuation allowance previously recorded with respect to Illinois net operating loss carryforwards and increased the value of certain deferred state tax assets. These adjustments resulted in a $2.9 million after-tax benefit to net income in 2007.

During fourth quarter 2007, the State of Illinois (the “State”) completed audits of our 2002 and 2003 tax returns. As a result of these audits, the State has proposed certain adjustments related to the amount of income includable in the Illinois tax base. We believe that the position taken by the State is without merit and have initiated the administrative appeals process. We believe that it is reasonably possible that the audits could be favorably resolved in the next 12 months, which would result in a decrease in unrecognized tax benefits in the range of $0 to $6.6 million.

If the position of the State is ultimately sustained, we believe that the amount of any final settlement would not have a material effect on our financial position or liquidity but could have a material effect on our results of operations in the quarter in which an adjustment is recorded. Such an unfavorable resolution would not be expected to occur within the next 12 months.

FINANCIAL CONDITION - INVESTMENT PORTFOLIO MANAGEMENT

We manage our investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in interest rates.

We adjust the size and composition of our securities portfolio according to a number of factors, including expected loan growth, anticipated changes in collateralized public funds on account, the interest rate environment, and the related value of various segments of the securities markets. The following provides a valuation summary of our investment portfolio.

Table 7

Investment Portfolio Valuation Summary

(Dollar amounts in thousands)

	As of December 31, 2007			As of December 31, 2006			As of December 31, 2005
	Market Value	Amortized Cost	% of Total	Market Value	Amortized Cost	% of Total	Market Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$1,028	$1,027	-	$3,015	$3,017	0.1	$693	$696	-
U.S. Agency securities	42,492	41,895	1.9	66,959	66,796	2.6	41,349	41,546	1.8
Collateralized mortgage obligations	534,800	534,688	23.9	745,327	756,890	29.8	853,359	866,223	36.8
Other mortgage-backed securities	420,320	417,532	18.6	403,772	407,198	16.0	330,296	334,995	14.2
State and municipal securities	966,835	961,638	42.9	1,012,116	1,007,761	39.6	823,561	819,077	34.7
Collateralized debt obligations	81,630	95,584	4.3	133,446	132,789	5.2	147,038	147,591	6.3
Other securities	87,708	90,062	4.0	78,039	79,267	3.1	90,334	89,667	3.8

Total available- for-sale	2,134,813	2,142,426	95.6	2,442,674	2,453,718	96.4	2,286,630	2,299,795	97.6

Held-to-Maturity
State and municipal securities	97,931	97,671	4.4	91,602	91,380	3.6	56,791	56,772	2.4

Total securities	$2,232,744	$2,240,097	100.0	$2,534,276	$2,545,098	100.0	$2,343,421	$2,356,567	100.0

	As of December 31, 2007			As of December 31, 2006
	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	1.35%	1.50	4.10%	1.35%	1.50	5.12%
U.S. Agency securities	0.73%	0.80	5.43%	1.36%	1.83	5.44%
Collateralized mortgage obligations	2.44%	2.51	5.05%	2.35%	2.76	4.72%
Other mortgage-backed securities	3.73%	4.81	5.64%	3.42%	4.55	5.41%
State and municipal securities	5.04%	7.84	6.20%	4.94%	8.55	6.27%
Collateralized debt obligations	0.25%	6.79	10.27%	0.25%	8.06	7.10%
Other securities	0.09%	10.00	1.79%	0.11%	10.00	3.61%

Total available-for-sale	3.76%	5.66	5.78%	3.47%	5.81	5.57%

Held-to-Maturity
State and municipal securities	0.84%	1.34	7.18%	2.57%	5.29	7.01%

Total securities	3.64%	5.47	5.84%	3.44%	5.79	5.63%

(1)

The effective duration of the securities portfolio represents the estimated percentage change in the market value of the securities portfolio given a 100 basis point change up or down in the level of interest rates. This measure is used as a gauge of the portfolio’s price volatility at a single point in time and is not intended to be a precise predictor of future market values, as such values will be influenced by a number of factors.

(2)	Average life is presented in years and represents the weighted-average time to receive all future cash flows, using the dollar amount of principal paydowns as the weighting factor.

Securities that we have the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Trading securities are carried at fair value, with unrealized gains and losses recorded in other noninterest income. All other securities are classified as securities available-for-sale and are carried at fair market value. Unrealized gains and losses on the securities available-for-sale represent the difference between the aggregate cost and market value of the portfolio and are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive income. This balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate market value of the portfolio.

As of December 31, 2007, gross unrealized gains in the securities available-for-sale portfolio totaled $15.8 million, and gross unrealized losses totaled $23.4 million, resulting in a net unrealized depreciation of $7.6 million. The unrealized loss on securities in an unrealized loss position for greater than 12 months totaled $9.6 million, all of which represented securities issued or guaranteed by U.S. Government-sponsored agencies or securities with investment grade credit ratings. We do not believe any individual unrealized loss as of December 31, 2007 represented an other-than-temporary impairment. We continue to have both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost, or to maturity.

At December 31, 2007, the carrying value of the available-for-sale securities portfolio totaled $2.13 billion compared with $2.44 billion at December 31, 2006 and $2.29 billion at December 31, 2005. The $307.9 million decrease from December 31, 2006 to December 31, 2007 primarily resulted from using a portion of the proceeds from sales and maturities of securities to reduce higher-costing funding sources rather than reinvesting them in similar securities. During the last quarter of 2006 and the first half of 2007, we believed the market overvalued tax-exempt securities in relationship to their treasury benchmark. In fourth quarter 2006, we sold $49.8 million of tax-exempt securities with a tax-equivalent yield of 7.4% for a net realized gain of $3.3 million. In the first half of 2007, we again sold tax-exempt securities at a gain of $4.4 million. The $147.7 million of securities sold carried a tax-equivalent yield of 6.2%.

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

The effective duration of the available-for-sale portfolio increased to 3.76% as of December 31, 2007 from 3.47% as of December 31, 2006. The increase reflects reduced paydowns on mortgage-backed securities due to an increase in longer-term interest rates and an increase in longer-term state and municipal securities over 2006 and most of 2007. This impact was partially mitigated in fourth quarter 2007 as rates began to rise.

Investments in state and local municipalities comprised 45.3% of the total available-for-sale securities portfolio. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Ninety-one percent of our portfolio in this category carries third-party bond insurance, and 65.9% carry their own investment grade rating. The majority are general obligations of state and local political subdivisions. The net unrealized gain of $5.2 million consists of gross unrealized gains of $7.7 million and gross unrealized losses of $2.5 million at December 31, 2007.

Other available-for-sale securities include Federal Reserve Bank (“FRB”) stock, Federal Home Loan Bank (“FHLB”) stock, corporate bonds, and other miscellaneous equity securities. We are required to hold the FRB and FHLB stock for regulatory purposes and for borrowing availability, and they are carried at cost. The investment in FRB stock is based on the capital structure of the Bank, and the investment in FHLB stock is tied to our FHLB borrowing level. These securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par value. At December 31, 2007, investments in FRB and FHLB stock totaled $57.8 million.

In October 2007, the Chicago FHLB was placed under a cease and desist order by the Federal Housing Finance Board due to concerns about its capital adequacy. It also announced at that time that it would forego its quarterly dividend payable in fourth quarter 2007. The quarterly dividend we would typically receive from the FHLB approximates $227,000. The FHLB has made no determination as to future dividends beyond fourth quarter 2007. As a member of the FHLB, we currently hold $32.4 million of FHLB stock. It continues to serve as a cost-effective source of funding for the Bank.

Our collateralized debt obligations (“CDOs”) are comprised of trust-preferred CDOs with a book value of $85.5 million as of December 31, 2007 and asset-backed CDOs with a book value of $10.1 million as of December 31, 2007. Our investments in trust-preferred collateralized debt obligations are debt securities supported by the strength of the underlying banks and insurance companies. Each of our securities carries an investment grade rating, and all have met their scheduled interest payments. The unrealized loss on these securities as of December 31, 2007 was $14.0 million. We do not believe this loss is an other-than-temporary impairment, and we have the intent and ability to hold them until maturity.

Our investments in asset-backed collateralized debt obligations are debt securities supported by underlying collateral, including sub-prime mortgages. In 2007, we recognized $50.8 million in securities losses, substantially all due to the $50.1 million impairment of our asset-backed collateralized debt obligations in the fourth quarter.

As of December 31, 2007, brokers’ indications of the value of our portfolio of asset-backed collateralized debt obligations approximated $10.1 million compared to our amortized cost of $60.2 million. This $50.1 million unrealized loss represented a precipitous drop from unrealized losses of $31.5 million as of September 30, 2007, and $4.7 million as of June 30, 2007. The latter two amounts were recorded through stockholders’ equity as a component of other comprehensive income in our financial statements at these respective dates.

This portfolio is comprised of six discrete securities, with five of the six holding an investment grade rating. Total quarterly interest payments for these securities approximate $1 million. In January 2008, one of the six securities deferred $27,000 of its scheduled quarterly interest payment. Except for this single deferral, each has paid in accordance with its underlying bond indenture. Nonetheless, all six of these securities were deemed to be other-than-temporarily impaired under GAAP based on estimates of future cash flows. Therefore, a non-cash charge of $50.1 million, or $0.65 per share after tax, was recorded in the fourth quarter of 2007.

Future cash flows from these securities are dependent upon the intrinsic structure of the underlying bonds and, as such, are not impacted by this non-cash impairment charge. Future valuation changes, if any, will be dependent upon estimates of the timing and amount of future cash flows from the underlying collateral.

The $156.0 million, or 6.8%, increase in the available-for-sale securities portfolio from December 31, 2005 to December 31, 2006 primarily resulted from $420.6 million in securities added as a result of the Bank Calumet acquisition, including $106.0 million in real estate 1-4 family loans that were subsequently securitized. This was substantially offset by foregoing reinvestment of proceeds received from mortgage-backed securities paydowns during the second half of 2006.

Net losses realized from our securities portfolio totaled $3.3 million in 2005. During the first nine months of 2005, we responded to changing market conditions and our continued expectation for higher interest rates by selling $23.0 million in state and municipal securities and $26.7 million in collateralized mortgage obligations, resulting in the recognition of security gains of $2.6 million. With the expectation of increasing interest rates, security proceeds were reinvested in shorter-term mortgage-backed securities. In fourth quarter 2005, we sold approximately $212.0 million of under-performing mortgage-backed securities, representing 9.0% of our total securities portfolio. As a result of this action, we realized approximately $6.2 million of pre-tax security losses in fourth quarter 2005, and the proceeds were reinvested in longer-term state and municipal securities and used to reduce shorter-term borrowings and to acquire higher interest-yielding assets.

Table 8

Repricing Distribution and Portfolio Yields

(Dollar amounts in thousands)

	As of December 31, 2007
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities (1)	$1,027	4.11%	$-	-	$-	-	$-	-
U.S. Agency securities (1)	24,424	5.34%	17,471	5.55%	-	-	-	-
Collateralized mortgage obligations (2)	163,442	5.07%	305,085	4.95%	65,461	5.44%	700	5.68%
Other mortgage-backed securities (2)	75,039	5.78%	186,971	5.69%	84,559	5.59%	70,963	5.42%
State and municipal securities (3)	11,588	6.77%	122,467	6.70%	365,338	6.10%	462,245	6.13%
Collateralized debt obligations	95,584	10.27%	-	-	-	-	-	-
Other securities (4)	46,671	1.08%	-	-	22,385	4.96%	21,006	-

Total available-for-sale	417,775	6.00%	631,994	5.52%	537,743	5.69%	554,914	5.81%

Held-to-Maturity
State and municipal securities (3)	36,713	7.38%	20,697	7.04%	16,815	6.67%	23,446	7.33%

Total securities	$454,488	6.11%	$652,691	5.57%	$554,558	5.72%	$578,360	5.87%

(1)	Yields on U.S. Treasury and U.S. Agency securities are reflected on a tax-equivalent basis, assuming a state income tax rate of 5.1%.
(2)

The repricing distributions and yields to maturity of mortgage-backed securities are based on estimated future cash flows and prepayments. Actual repricings and yields of the securities may differ from those reflected in the table depending upon actual interest rates and prepayment speeds.

(3)

Yields on state and municipal securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%. The maturity date of state and municipal bonds is based on contractual maturity, unless the bond, based on current market prices, is deemed to have a high probability that the call will be exercised, in which case the call date is used as the maturity date.

(4)

Yields on other securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%. The maturity of FHLB and FRB stocks is based on management’s judgment of repricing characteristics or final maturity. The maturity date of other securities is based on contractual maturity or repricing characteristics.

LOAN PORTFOLIO AND CREDIT QUALITY

Our principal source of revenue arises from lending activities, primarily composed of interest income and, to a lesser extent, from loan origination and commitment fees (net of related costs). The accounting policies underlying the recording of loans in the Consolidated Statements of Condition and the recognition and/or deferral of interest income and fees (net of costs) arising from lending activities are included in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Portfolio Composition

Our loan portfolio is comprised of both corporate and consumer loans, with corporate loans representing 84.2% of total loans outstanding. The corporate loan component represents commercial and industrial, agricultural, real estate commercial, and real estate construction lending categories. We seek to balance our corporate loan portfolio among loan categories as well as by industry segment, subject to internal policy limits and as influenced by market and economic conditions. We seek to maintain a diversified portfolio of both corporate and consumer loans to minimize our exposure to any particular industry or any segment of the economy. In 2004, we elected to exit the indirect installment auto loan business. This portfolio continues to pay down. In 2005, we sold our consumer credit card portfolio. In December 2007, we elected to cease originating traditional mortgage loans.

Consistent with our emphasis on relationship banking, the majority of our loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize other Company banking services, such as cash management or trust services.

We seek to reduce our credit risk. We do not offer any sub-prime products, and we limit our exposure to any one borrower. Although our legal lending limit is $164.1 million, the largest loan balance to a single borrower at December 31, 2007 was $29.3 million, and only 35 borrowers had aggregate outstanding loan balances in excess of $10 million. In terms of overall commitments to extend credit, our largest exposure to a single borrower as of December 31, 2007 was $37.8 million. We also have exposure of $49.7 million to a group of related companies comprising a single relationship. We had only 24 credits in the portfolio where total commitments to a single borrower relationship exceeded $20.0 million as of December 31, 2007.

Table 9

Loan Portfolio

(Dollar amounts in thousands)

	As of December 31,
	2007		% of Total	2006	% of Total	2005	% of Total	2004	% of Total	2003	% of Total
Commercial and industrial	$1,347,481		27.1	$1,413,263	28.2	$1,161,660	27.0	$1,146,168	27.7	$1,052,117	25.9
Agricultural	181,358		3.7	158,305	3.2	131,689	3.1	107,059	2.6	94,983	2.3
Real estate - commercial	1,982,011		39.9	1,972,985	39.4	1,729,009	40.2	1,493,855	36.1	1,393,420	34.3
Real estate - construction	668,340		13.5	597,151	11.9	413,286	9.5	427,248	10.4	453,429	11.2
Subtotal - corporate loans	4,179,190		84.2	4,141,704	82.7	3,435,644	79.8	3,174,330	76.8	2,993,949	73.7
Direct installment	65,660		1.3	78,049	1.5	65,449	1.5	71,986	1.7	88,147	2.2
Home equity	464,981		9.4	495,079	9.9	504,593	11.7	504,705	12.2	455,014	11.2
Indirect installment	33,100		0.7	78,648	1.6	157,219	3.7	291,745	7.1	352,427	8.7
Real estate - 1-4 family	220,741		4.4	215,464	4.3	143,286	3.3	92,512	2.2	170,245	4.2

Subtotal - consumer loans	784,482		15.8	867,240	17.3	870,547	20.2	960,948	23.2	1,065,833	26.3

Total	$4,963,672		100.0	$5,008,944	100.0	$4,306,191	100.0	$4,135,278	100.0	$4,059,782	100.0

Growth vs. prior year-end	(0.9%	)		16.3%		4.1%		1.9%		19.2%

Consumer loans excluding indirect installment	$751,382			$788,592		$713,328		$669,203		$713,406
Total loans excluding indirect installment	$4,930,572			$4,930,296		$4,148,972		$3,843,533		$3,707,355

Our total outstanding loans were $5.0 billion as of December 31, 2007, a decline of $45.3 million from December 31, 2006. The net year-over-year decline reflects the combined impact of the payoff of loan participations purchased as part of the Bank Calumet acquisition, rapid prepayment of multifamily loan portfolios, which occurred primarily in the first half of 2007, and the continued paydown of our indirect auto loan portfolio. As of the same dates, corporate loans remained relatively unchanged at $4.2 billion.

Our total loans as of December 31, 2006 increased 16.3% to $5.0 billion from $4.3 billion as of December 31, 2005, primarily due to $676.4 million in loans acquired as a part of the Bank Calumet acquisition, which included $398.5 million of corporate loans, $72.7 million of consumer loans, and $205.2 million of real estate 1-4 family loans. Excluding indirect consumer lending, total loans as of December 31, 2006 increased 18.8% compared to December 31, 2005, largely due to growth in corporate lending and the Bank Calumet acquisition.

Corporate Loans

As of December 31, 2007, corporate loans represented 84.2% of total outstanding loans compared to 82.7% at December 31, 2006 and 79.8% at December 31, 2005. Total corporate loans increased $37.5 million from December 31, 2006 as increases in real estate construction loans were partially offset by a decrease in commercial and industrial loans.

Corporate loans increased $706.1 million, or 20.6%, from December 31, 2005 to December 31, 2006. Excluding the loans acquired as part of the Bank Calumet acquisition corporate loans increased by 9.0% from December 31, 2005 and reflected growth in all lending categories.

The percentage of corporate loans to total loans has grown over the past five years as a result of strong real estate commercial lending activity, as well as declining indirect consumer loan balances. Real estate commercial and construction lending has always been an area of focus for us. Because of the strength of the suburban Chicago real estate market over the past several years, real estate commercial and construction lending has grown to a combined 53.4% of our total loans as of December 31, 2007. We believe we have a competitive market advantage because of our relationship with seasoned, long-time borrowers, our experienced senior lending officers, management’s focus on market fundamentals, and a rigorous underwriting process. We believe these factors and a balanced exposure to any particular industry segment reduce our exposure to loss.

Real estate commercial loans consist of residential development loans, multi-unit residential mortgages, and real estate commercial mortgages. Lessors of commercial real estate comprise 34.7% of our real estate commercial loans. These loans represent various types of commercial properties, including industrial buildings, office buildings, retail shopping centers, and other business-related activities. Another 11.8% of our real estate commercial loans represent multi-family loans made to real estate companies and to individual investors to finance or refinance apartment buildings. These apartment buildings are primarily concentrated in the metropolitan Chicago area and typically range in size from five to twenty-four units, although larger projects may consist of up to 100 units or more. We believe that this type of lending helps diversify our already strong commercial and real estate development platform.

Real estate construction loans are primarily single-family and multi-family residential and non-residential projects located in our primary markets. Real estate construction loans are a profitable line of lending for us due to the higher level of interest rates and fees earned on such loans compared to other loan categories and our favorable loss experience on these loans.

Consumer Loans

As of December 31, 2007, consumer loans represented 15.8% of total outstanding loans compared to 17.3% at December 31, 2006 and 20.2% at December 31, 2005. The home equity category represents the single largest category of the consumer portfolio, consisting mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan to collateral value ratios for these credits generally range from 50% to 80%.

The decline in consumer loans as a percentage of total loans over the past five years is largely due to the run-off of indirect consumer loans. This category began to decline in 2002 as a result of tighter underwriting standards and competition resulting from zero percent financing offered by automobile manufacturers. Further, in 2004, we elected to cease the origination of new volumes from this marginally profitable business line.

Consumer loan balances as of December 31, 2007, excluding indirect installment lending, decreased $37.2 million, or 4.7% compared to December 31, 2006, due to a decline in home equity originations.

Excluding indirect installment lending, consumer loan balances increased $75.3 million, or 10.6%, from December 31, 2005 to December 31, 2006, primarily due to $277.9 million acquired through the Bank Calumet acquisition, partially offset by the securitization in third quarter 2007 of $106.0 million of 1-4 family residential mortgages and a reduction in direct installment and home equity loans.

Real estate 1-4 family loans increased by $5.3 million, or 2.4%, from December 31, 2006 to December 31, 2007 following an increase of $72.2 million, or 50.4%, from year-end 2005. The 2006 increase resulted from loans obtained as part of the Bank Calumet acquisition. In December 2007, we elected to cease originating traditional mortgage loans.

Distribution of Corporate Loans By Industry

Table 10 summarizes our ten most significant industry segments for the corporate loan portfolio. These categories are based on the nature of the borrower’s ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a borrower’s underlying business activity changes, classification differences between periods will arise. We believe our loan portfolio is diversified across industries and market segments.

Table 10

Corporate Loan Portfolio by Industry Segment (1)

(Dollar amounts in thousands)

	As of December 31,
	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Lessors of commercial real estate	$687,751	16.5	$630,812	15.2	$461,656	13.5
Manufacturing trade	332,547	8.0	265,190	6.4	212,607	6.2
Wholesaler trade	276,512	6.6	323,153	7.8	231,331	6.7
Retailer trade	271,771	6.5	267,345	6.5	191,600	5.6
Residential building construction	242,170	5.8	253,936	6.1	226,495	6.6
Lessors of multi-family residential	233,692	5.6	309,080	7.5	341,273	9.9
Agriculture, forestry, fishing, and hunting	202,290	4.8	181,241	4.4	169,148	4.9
Land subdivision and land development	187,950	4.5	183,177	4.4	205,131	6.0
Heavy construction and trade contractors	122,039	2.9	141,436	3.4	117,093	3.4
Nonresidential building construction	85,063	2.0	82,122	2.0	73,336	2.1

Subtotal	2,641,785	63.2	2,637,492	63.7	2,229,670	64.9
All other segments	1,537,405	36.8	1,504,212	36.3	1,205,974	35.1

Total	$4,179,190	100.0	$4,141,704	100.0	$3,435,644	100.0

(1)	Classified pursuant to the North American Industrial Classification System standard industry descriptions.

All other segments consist of numerous smaller balances across a variety of industries.

Maturity and Interest Rate Sensitivity of Corporate Loans

Table 11 summarizes the maturity distribution of our corporate loan portfolio as of December 31, 2007 as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 11

Maturities and Sensitivities of Corporate Loans to Changes in Interest Rates

(Dollar amounts in thousands)

	As of December 31, 2007
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial, industrial, and agricultural	$908,692	$533,723	$86,424	$1,528,839
Real estate - commercial	627,836	1,158,053	196,122	1,982,011
Real estate - construction	483,530	166,370	18,440	668,340

Total	$2,020,058	$1,858,146	$300,986	$4,179,190

Loans maturing after one year:
Predetermined (fixed) interest rates		$1,399,675	$181,368
Floating interest rates		458,471	119,618

Total		$1,858,146	$300,986

Credit Quality Management and Reserve for Loan Losses

In addition to portfolio diversification, we have established a system of internal controls to mitigate credit risk, including standard lending and credit policies, underwriting criteria, and collateral safeguards. We monitor and implement our formal credit policies and procedures and regularly evaluate trends, collectibility, and collateral protection within the loan portfolio. Our policies and procedures are regularly reviewed and modified in order to manage risk as conditions change and new credit products are offered.

Our credit administration policies include a comprehensive loan rating system. Our internal loan review staff annually reviews approximately 70% of the balance of all corporate loans and all new loans in excess of $1 million. Loan officers are responsible for monitoring their customer relationships and determining changes in the loan ratings on credits they monitor. We believe that any significant change in the overall quality of the loan portfolio will be reflected in the cumulative effect of changes to these loan ratings. To that end, we have seen no significant change in the percent of our adversely rated loans compared to December 31, 2006.

In addition, our senior managers actively review those loans that require some form of remediation. These loans are reviewed quarterly by the Chief Credit Officer, and action plans are developed to either remedy any emerging problem loans or remove any such loans from the portfolio. At these meetings, certain loans, based on size or circumstances that require additional review, are identified and then reviewed by senior executive officers, including the Chief Executive Officer and the Bank President. During times of economic downturns, we have increased the frequency of these reviews.

We also maintain a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which we operate. Management evaluates the sufficiency of the reserve for loan losses based on the combined total of the specific, historical loss, and general components. Management believes that the reserve for loan losses of $61.8 million is adequate to absorb credit losses inherent in the loan portfolio as of December 31, 2007.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are discussed in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Table 12

Reserve for Loan Losses and

Summary of Loan Loss Experience

(Dollar amounts in thousands)

	Years ended December 31,
	2007	2006	2005	2004	2003
Change in reserve for loan losses:
Balance at beginning of year	$62,370	$56,393	$56,718	$56,404	$47,929
Loans charged-off:
Commercial and industrial	(6,424)	(6,939)	(4,762)	(7,741)	(3,941)
Agricultural	(15)	-	-	(18)	(5)
Real estate - commercial	(652)	(1,417)	(1,172)	(1,543)	(317)
Real estate - construction	(231)	-	-	(355)	(750)
Consumer	(2,599)	(3,791)	(4,931)	(5,311)	(6,954)
Real estate - 1-4 family	(145)	(156)	(96)	(113)	(138)

Total loans charged-off	(10,066)	(12,303)	(10,961)	(15,081)	(12,105)

Recoveries on loans previously charged-off:
Commercial and industrial	1,499	1,147	569	699	547
Agricultural	5	9	-	2	1
Real estate - commercial	196	23	5	173	93
Real estate - construction	-	-	-	-	506
Consumer	563	919	1,132	1,593	1,408
Real estate - 1-4 family	-	18	-	5	-

Total recoveries on loans previously charged-off	2,263	2,116	1,706	2,472	2,555

Net loans charged-off	(7,803)	(10,187)	(9,255)	(12,609)	(9,550)
Provisions charged to operating expense	7,233	10,229	8,930	12,923	10,805
Reserve of acquired bank	-	5,935	-	-	7,220

Balance at end of year	$61,800	$62,370	$56,393	$56,718	$56,404

Allocation of reserve for loan losses by loan category at December 31:
Commercial and industrial	$25,916	$27,908	$21,532	$22,065	$18,526
Agricultural	1,464	1,024	1,162	1,353	1,297
Real estate - commercial	21,498	19,429	16,538	17,343	15,704
Real estate - construction	7,906	7,060	7,802	5,924	6,286
Consumer	4,626	6,411	8,799	9,653	13,959
Real estate - 1-4 family	390	538	560	380	632

Total	$61,800	$62,370	$56,393	$56,718	$56,404

Reserve as a percent of loans at year-end	1.25%	1.25%	1.31%	1.37%	1.39%

Ratio of net loans charged-off to average loans outstanding for the period	0.16%	0.21%	0.22%	0.30%	0.28%

The ratio of the reserve for loan losses to total loans at year-end 2007 was 1.25%, unchanged from year-end 2006 and down from 1.31% at year-end 2005, reflecting our overall level of asset quality. Nonperforming loans are covered 3.30 times by the loan loss reserve.

Gross charge-offs decreased in 2007 to $10.1 million from $12.3 million in 2006, with decreases in consumer, commercial and industrial, and real estate commercial charge-offs partially offset by an increase in real estate construction charge-offs. In 2006, increases in commercial and industrial and real estate commercial charge-offs were partially offset by a decline in consumer charge-offs. The increase in gross charge-offs from 2003 to 2004 and the decrease in gross charge-offs from 2004 to 2005 resulted from the charge-off in 2004 of certain loans originally underwritten by an acquired institution.

In 2007, we reduced the reserve for loan losses allocated to commercial and industrial loans compared to December 31, 2006 due to the decline in commercial and industrial loans outstanding. In addition, we decreased the reserve for loan losses allocated to consumer loans as a result of lower consumer charge-offs and a decline in consumer loans outstanding and increased the reserve for loan losses allocated to real estate commercial loans due to an increase in the portfolio.

In 2006, we increased the reserve for loan losses compared to December 31, 2005 primarily due to higher loans outstanding, particularly in the commercial and industrial and real estate commercial categories. The decrease in the reserve for loan losses allocated to real estate construction loans resulted from a decrease in large construction loans outstanding as of December 31, 2006 compared to December 31, 2005. The decrease in the reserve for loan losses allocated to consumer loans resulted from a lower level of loans outstanding as well as a reduction in allocation based on historical loss experience.

In 2005, we decreased the reserves allocated to the commercial and industrial, agricultural, and real estate commercial categories as a result of improved delinquency and charge-off trends. Reserve allocations to the consumer loan portfolio also decreased in 2005 compared to 2004 due to the decline in the total consumer loan portfolio. The increase in the reserve for loan losses allocated to the real estate construction category in 2005 reflected the comparatively greater influence placed on the concentration of large loans in this category.

We increased the reserve for loan losses allocated to the commercial and industrial and real estate commercial categories in 2004 from 2003 due to loan growth, as well as elevated losses attributed to loans acquired during a 2003 bank acquisition. Reserve allocations to the consumer loan portfolio decreased in 2004 compared to 2003 as a result of improved delinquency and charge-off trends as the portfolio mix shifted from higher-risk, indirect lending to lower-risk home equity lending.

Nonperforming Assets

Nonperforming assets include loans for which the accrual of interest has been discontinued, loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower’s financial condition, and real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion of the our policy on accrual of interest on loans see Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Loans past due 90 days and still accruing interest are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, in the process of collection, and reasonably expected to result in repayment or restoration to current status.

Table 13

Nonperforming Assets and Past Due Loans

(Dollar amounts in thousands)

	Years ended December 31,
	2007	2006	2005	2004	2003
Nonaccrual loans:
Commercial and industrial	$9,128	$8,803	$9,092	$11,267	$5,817
Agricultural	349	-	-	-	169
Real estate - commercial	5,484	3,181	371	1,774	1,823
Real estate - construction	107	720	559	4,159	4,331
Consumer	2,796	2,092	1,420	1,416	1,516
Real estate - 1-4 family	583	1,413	548	581	2,274

Total nonaccrual loans	18,447	16,209	11,990	19,197	15,930
Restructured loans	280	-	-	-	7,137

Total nonperforming loans	18,727	16,209	11,990	19,197	23,067
Foreclosed real estate	6,053	2,727	2,878	3,736	5,812

Total nonperforming assets	24,780	18,936	14,868	22,933	28,879
90 days past due loans (still accruing interest)	21,149	12,810	8,958	2,658	3,384

Total nonperforming assets plus 90 days past due loans	$45,929	$31,746	$23,826	$25,591	$32,263

Nonperforming loans to total loans	0.38%	0.32%	0.28%	0.46%	0.57%
Nonperforming assets to total loans plus foreclosed real estate	0.50%	0.38%	0.35%	0.55%	0.71%
Nonperforming assets plus 90 days past due loans to total loans plus foreclosed real estate	0.92%	0.63%	0.55%	0.62%	0.79%
Nonperforming assets to total assets	0.31%	0.22%	0.21%	0.33%	0.42%
Reserve for loan losses as a percent of nonperforming loans	330%	385%	470%	295%	245%

Amount
The effect of nonaccrual loans on interest income for 2007 is presented below:
Interest which would have been included at the normal contract rates	$1,894
Less: Interest included in income during the year	245

Interest income not recognized in the financial statements	$1,649

Our overall credit quality in 2007 reflects our consistent lending discipline. Increases in ninety-day past due loans were concentrated in a small number of well-secured deals. There are only eight nonperforming and 90 days past due loans over $1 million that in aggregate comprise $17.0 million of the $45.9 million total. The largest is a $3.6 million loan that is secured by cash. Six of the remaining seven loans are secured by real estate. Collection on these loans is being aggressively pursued, and substantial recovery is expected. There are no significant loan concentrations with any single borrower, industry, or geographic segment.

Nonaccrual loans increased $4.2 million from December 31, 2005 to December 31, 2006, with $1.3 million of the increase representing nonperforming assets acquired as part of the Bank Calumet acquisition. The remaining increase was primarily a result of one $2.0 million commercial and industrial credit and one $1.9 million real estate commercial credit moved to nonaccrual status as well as a higher level of consumer and real estate 1-4 family nonaccrual loans. As of December 31, 2006, loans past due 90 days and still accruing interest totaled $12.8 million, an increase of $3.9 million compared to December 31, 2005 levels. The increase was due to several smaller loans moving to past due status.

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

Nonperforming asset levels improved in 2004 compared to 2003 as two renegotiated credits totaling $7.1 million returned to performing status in first quarter 2004 due to sustained borrower performance pursuant to the restructured terms and management’s expectation of continuing performance. These troubled credits were renegotiated pursuant to existing market terms during second quarter 2003 and were included in nonperforming assets as of December 31, 2003.

Nonaccrual loans increased $3.3 million in 2004 from 2003 due to a $5.5 million increase in commercial nonaccrual loans, primarily the result of three credits moved to nonaccrual status in 2004. The increase was partially offset by a $1.7 million decrease in 1-4 family real estate nonaccrual loans.

In addition to the loans summarized in Table 13, on December 31, 2007, we had $43.5 million of loans that were currently performing, but for which we had some concern with the ability of the borrower to comply with existing loan repayment terms. This amount decreased from $52.2 million at year-end 2006, following an increase from $34.9 million at year-end 2005. These loans continue to perform under existing terms and accrue interest. We anticipate that the guarantee, additional collateral, or other planned action will result in the full repayment of debt. Management does not expect losses on these loans, but a higher level of scrutiny is prudent under the circumstances.

Our disclosure with respect to impaired loans is contained in Note 6 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

FUNDING AND LIQUIDITY MANAGEMENT

Our approach to liquidity management is to obtain funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs. Our liquidity policy establishes parameters as to how liquidity should be managed to maintain flexibility in responding to changes in liquidity needs over a 12-month forward period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank’s Board of Directors. The compliance plan includes an analysis that measures projected needs to purchase and sell funds. The analysis incorporates a set of projected balance sheet assumptions that are updated quarterly. Based on these assumptions, we determine our total cash liquidity on hand and excess collateral capacity from pledging, unused federal funds purchased lines, and other unused borrowing capacity such as FHLB advances, resulting in a calculation of our total liquidity capacity. Our total policy-directed liquidity requirement is to have funding sources available to cover 37.5% of non-collateralized, non-FDIC insured, non-maturity deposits. Based on our projections as of December 31, 2007, we expect to have liquidity capacity in excess of policy guidelines for the forward twelve-month period.

The liquidity needs of First Midwest Bancorp, Inc. on an unconsolidated basis (“Parent Company”) consist primarily of operating expenses and dividend payments to our stockholders. The primary source of liquidity for the Parent Company is dividends from subsidiaries. At December 31, 2007, the Parent Company had unused short-term credit facilities available to fund cash flow needs totaling $70.0 million. The Parent Company had $130.2 million in junior subordinated debentures related to trust preferred securities and $99.9 million in other subordinated debt outstanding. As of December 31, 2007, the Parent Company also had the ability to enhance its liquidity position by raising capital or incurring debt. The Parent Company had cash and equivalent short-term investments of $79.7 million as of such date.

Total deposits and borrowed funds as of December 31, 2007 are summarized in Notes 9 and 10 of the “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. The following table provides a comparison of average funding sources over the last three years. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most deposit categories.

Table 14

Funding Sources - Average Balances

(Dollar amounts in thousands)

	Years ended December 31,						% Change
	2007	% of Total	2006	% of Total	2005	% of Total	2007-2006	2006-2005
Demand deposits	$1,055,251	14.6	$1,052,413	14.1	$931,711	14.5	0.35%	13.0
Savings deposits	754,009	10.4	653,321	8.7	615,324	9.5	15.4%	6.2
NOW accounts	900,956	12.4	924,539	12.4	893,706	13.9	(2.6)%	3.5
Money market accounts	859,864	11.9	867,775	11.6	672,411	10.4	(0.9)%	29.1

Transactional deposits	3,570,080	49.3	3,498,048	46.8	3,113,152	48.3	2.1%	12.4

Time deposits	2,161,664	29.8	2,049,202	27.4	1,667,202	25.9	5.5%	22.9
Brokered deposits	158,238	2.2	380,700	5.1	298,508	4.6	(58.4)%	27.5

Total time deposits	2,319,902	32.0	2,429,902	32.5	1,965,710	30.5	(4.5)%	23.6

Total deposits	5,889,982	81.3	5,927,950	79.3	5,078,862	78.8	(0.6)%	16.7

Securities sold under agreements to repurchase	420,903	5.8	461,638	6.2	447,904	7.0	(8.8)%	3.1
Federal funds purchased and other borrowed funds	710,797	9.8	878,188	11.7	787,301	12.2	(19.1)%	11.5

Total borrowed funds	1,131,700	15.6	1,339,826	17.9	1,235,205	19.2	(15.5)%	8.5

Subordinated debt	227,756	3.1	206,449	2.8	130,377	2.0	10.3%	58.3

Total funding sources	$7,249,438	100.0	$7,474,225	100.0	$6,444,444	100.0	(3.0)%	16.0

Total average funding sources for 2007 decreased $224.8 million from 2006. The decline was primarily due to a planned reduction in higher-costing brokered deposits and borrowed funds.

Total average deposits for 2007 were $5.9 billion, a decrease of 0.6% compared to 2006. Declines in average time deposits were mostly offset by increases in average transaction deposits. Average transaction deposits increased $72.0 million from 2006, primarily due to growth in savings deposits.

Total average borrowed funds for 2007 decreased $208.1 million from 2006, with decreases in all major categories. As discussed in the section titled “Investment Portfolio Management,” proceeds from sales and maturities of securities were used to reduce higher-costing funding sources rather than reinvesting them in similar securities.

Total average funding sources for 2006 increased $1.0 billion from 2005, primarily due to $940.0 million of deposits and $99.6 million of borrowed funds obtained as a result of the Bank Calumet acquisition and $99.9 million of long-term, subordinated debt issued to partially fund the Bank Calumet acquisition. For our disclosure with respect to subordinated debt, refer to Note 11 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

Average time deposits for 2006 increased $464.2 million compared to 2005, primarily due to $232.1 million of time deposits obtained in the Bank Calumet acquisition. Excluding the impact of Bank Calumet, average time deposits for 2006 increased 11.8% compared to 2005. This increase reflected the combined impact of competitive pricing and consumer preference in the existent interest rate environment as well as expanded utilization of time deposits obtained through independent brokers as an alternative to wholesale borrowing.

Total average borrowed funds for 2006 increased $104.6 million, or 8.5%, from 2005 with $99.6 million of borrowed funds acquired as part of the Bank Calumet acquisition.

Public balances, denoting the funds held on account for municipalities and other public entities, are included as a part of our total funding sources. Public balances represent an important customer segment for us and reflects our community-based roots. We enter into specific agreements with public customers to pledge collateral, primarily securities, in support of the balances on account. Because the average customer tenure with us is approximately 13 years, they provide us with a more reliable, lower cost, short-term funding source than what is available through other wholesale alternatives. These relationships also provide numerous cross-sell and business referral opportunities.

In 2007, we had average public funds on account totaling $784.8 million, of which 84.6% were collateralized with mortgage loans and securities. Of this total, $684.2 million was held in deposit accounts, predominately NOW accounts, with the remainder representing securities sold under agreement to repurchase. This contrasts to average balances maintained of $734.0 million in 2006 and $668.1 million in 2005. Year-to-year changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates. The size of our securities portfolio is influenced, in part, by the size of our public customer base. For additional discussion of the securities portfolio, refer to the section titled “Investment Portfolio Management.”

Table 15

Maturities of Time Deposits of $100,000 or More

(Dollar amounts in thousands)

2007
Maturing within 3 months	$306,552
After 3 but within 6 months	176,899
After 6 but within 12 months	190,550
After 12 months	98,139

Total	$772,140

Table 16

Borrowed Funds

(Dollar amounts in thousands)

	2007		2006		2005
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year-end:
Securities sold under agreements to repurchase	$364,164	4.03	$477,908	4.78	$406,057	3.46
Federal funds purchased	301,000	3.62	134,700	5.20	340,000	4.13
Federal Home Loan Bank advances	599,064	4.69	569,660	5.22	548,475	4.11

Total borrowed funds	$1,264,228	4.25	$1,182,268	5.04	$1,294,532	3.91

Average for the year:
Securities sold under agreements to repurchase	$420,903	4.55	$461,638	4.37	$447,904	2.74
Federal funds purchased	141,663	5.16	280,305	5.02	311,096	3.30
Federal Home Loan Bank advances	569,134	5.11	594,496	4.80	476,205	2.79
Other borrowed funds	-	-	3,387	5.45	-	-

Total borrowed funds	$1,131,700	4.91	$1,339,826	4.70	$1,235,205	2.90

Maximum month-end balance:
Securities sold under agreements to repurchase	$567,174		$618,006		$536,122
Federal funds purchased	301,000		411,000		370,000
Federal Home Loan Bank advances	639,647		954,970		548,519
Other borrowed funds	-		31,409		-

Average borrowed funds totaled $1.1 billion, decreasing $208.1 million, or 15.5%, from 2006 to 2007 following an increase of 8.5% from 2005 to 2006. We make extensive, interchangeable use of both repurchase agreements and FHLB advances to supplement deposits and leverage the interest yields produced through our securities portfolio. As of December 31, 2007, the weighted-average maturity for FHLB borrowings was 7.4 months compared to 0.6 months as of December 31, 2006 and 5.1 months as of December 31, 2005.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENT LIABILITIES

Through our normal course of operations, we have entered into certain contractual obligations and other commitments. Such obligations generally relate to the funding of operations through deposits or debt issuances, as well as leases for premises and equipment. As a financial services provider, we routinely enter into commitments to extend credit. While contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process as all comparable loans we make.

The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2007. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 17

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items

(Dollar amounts in thousands)

		Payments Due In
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	9	$3,582,031	$-	$-	$-	$3,582,031
Time deposits	9	1,933,341	234,318	29,086	85	2,196,830
Borrowed funds	10	1,040,237	174,509	49,482	-	1,264,228
Subordinated debt	11	-	-	-	230,082	230,082
Operating leases	7	2,792	4,886	4,452	6,883	19,013
Pension liability	17	1,069	1,488	5,152	18,282	25,991
Bank Calumet change-in-control obligation	-	596	174	-	-	770
Uncertain tax positions liability	16					6,596

Commitments to extend credit:
Home equity lines	21					266,582
All other commitments	21					1,135,612

Letters of credit:
Standby	21					128,281
Commercial	21					427

MANAGEMENT OF CAPITAL

On March 15, 2006, we sold 4,398,750 shares of common stock in an underwritten public offering. The price to the public was $34.46 per share, and the proceeds to us, net of the underwriter’s discount, were $32.737 per share, resulting in aggregate net proceeds of $143.6 million, net of related expenses. The net proceeds were used to partially fund the Bank Calumet acquisition.

Capital Measurements

A strong capital structure is crucial in maintaining investor confidence, accessing capital markets, and enabling the Company to take advantage of future profitable growth opportunities. Our Capital Policy requires that the Company and the Bank maintain a capital ratio in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. These requirements specify minimum capital ratios, defined as Tier 1 and Total capital as a percentage of assets and off-balance sheet items that have been weighted according to broad risk categories and a leverage ratio calculated as Tier 1 capital as a percentage of adjusted average assets. We have managed our capital ratios for both the Company and the Bank to consistently maintain such measurements in excess of the Federal Reserve Board (“FRB”) minimum levels considered to be “well capitalized,” which is the highest capital category established.

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as “well capitalized.”

Table 18

Capital Measurements

	December 31,		Regulatory Minimum For “Well Capitalized”
	2007	2006
Regulatory capital ratios:
Total capital to risk-weighted assets	11.73%	12.16%	10.00%
Tier 1 capital to risk-weighted assets	9.15%	9.56%	6.00%
Tier 1 leverage to average assets	7.46%	7.29%	5.00%
Tangible equity ratios:
Tangible equity to tangible assets	5.58%	5.62%	(1)
Tangible equity, excluding other comprehensive income, to tangible assets	5.73%	5.81%	(1)
Tangible equity to risk-weighted assets	6.96%	7.32%	(1)

(1)

Ratio is not subject to formal FRB regulatory guidance. Tangible equity equals total equity less goodwill and other intangible assets, and tangible assets equals total assets less goodwill and other intangible assets.

Our tangible capital ratio, excluding other comprehensive income, stood at 5.73%, down from 5.81% as of December 31, 2006 and approximates the level existent prior to the Bank Calumet acquisition.

For further details of the regulatory capital requirements and ratios as of December 31, 2007 and 2006, for the Company and the Bank, see Note 20 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Stock Repurchase Programs

We continue to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to stockholders in the form of dividends and through common stock repurchases. The latter increases the percentage ownership of the Company by existing stockholders.

In November 2007, our Board of Directors authorized the repurchase of up to 2.5 million shares of our common stock, or 5.2% of shares outstanding at that time, and rescinded the former repurchase plan under which 288,428 shares remained. The plan authorizes stock repurchases in both open market and privately negotiated transactions and has no execution time limit.

We repurchased 1,767,135 shares of our common stock at a weighted-average cost of $34.93 per share during 2007 and 23,446 shares of our common stock at a weighted-average cost of $36.01 per share during 2006. Given the uncertainty in the capital markets, we expect the pace of share repurchases will be nominal in 2008.

Shares repurchased are held as treasury stock and are available for issuance in conjunction with our Dividend Reinvestment Plan, qualified and nonqualified retirement plans, share-based compensation plans, and other general corporate purposes. We reissued 199,871 treasury shares in 2007 and 236,656 treasury shares in 2006 to fund such plans.

Dividends

We believe we have a responsibility to reward our stockholders with a meaningful current return on their investment. As part of our dividend policy, our Board of Directors periodically reviews our dividend payout ratio to ensure that it is consistent with internal capital guidelines, industry standards, and peer group practices.

On November 14, 2007, our Board of Directors increased the quarterly dividend by 5.1% from $0.295 to $0.310 per share. Based on our December 31, 2007 closing price of $30.60 per share, the current dividend payment represents an annualized yield of 4.1%.

The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share, was 73.8% for 2007 and 47.3% for 2006. The dividend payout ratio has averaged approximately 49.9% for the past five years.

QUARTERLY REVIEW

Table 19

Quarterly Earnings Performance (1)

(Dollar amounts in thousands, except per share data)

	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$114,611	$120,090	$120,671	$121,589	$125,397	$126,437	$123,050	$101,525
Interest expense	56,513	59,393	59,707	61,219	62,634	60,764	57,092	44,060
Net interest income	58,098	60,697	60,964	60,370	62,763	65,673	65,958	57,465
Provision for loan losses	2,042	470	1,761	2,960	3,865	2,715	2,059	1,590
Noninterest income	27,576	28,560	29,662	25,256	26,282	26,482	25,247	21,003
Gains (losses) on security sales, net	14	(5,165)	961	3,444	3,371	509	20	369
Security impairment losses	(50,055)	-	-	-	-	-	-	-
Noninterest expense	50,264	49,981	50,737	48,155	47,795	49,118	51,990	43,712
Income tax expense	(11,255)	6,404	9,778	8,926	9,228	9,616	8,441	7,767
Net (loss) income	$(5,418)	$27,237	$29,311	$29,029	$31,528	$31,215	$28,735	$25,768
Basic earnings per share	$(0.11)	$0.55	$0.59	$0.58	$0.63	$0.63	$0.58	$0.55
Diluted earnings per share	$(0.11)	$0.55	$0.59	$0.58	$0.63	$0.62	$0.57	$0.55
Return on average equity	(2.91% )	14.57%	15.47%	15.48%	16.40%	17.09%	16.50%	17.64%
Return on average assets	(0.27% )	1.35%	1.44%	1.42%	1.47%	1.44%	1.33%	1.44%
Net interest margin - tax - equivalent	3.53%	3.63%	3.61%	3.53%	3.57%	3.69%	3.70%	3.76%

(1)	All ratios are presented on an annualized basis.

FOURTH QUARTER 2007 vs. 2006

We recorded a net loss for fourth quarter 2007 of $5.4 million, or $0.11 per diluted share. This included a non-cash after-tax impairment charge of $32.5 million, or $0.67 per diluted share, associated with the impairment of our asset-backed collateralized debt securities portfolio.

Prior to the impairment charge, earnings per share performance for the current quarter was $0.56 compared to $0.63 in fourth quarter 2006. Included in fourth quarter 2006 results were security gains of $3.4 million, or $.04 per share. Fourth quarter 2007 performance was impacted by $621,000, or $0.01 per diluted share, in severance expense associated with targeted staff reductions.

Net interest margin for fourth quarter 2007 stood at 3.53% compared with 3.57% for fourth quarter 2006. The decline from fourth quarter 2006 was due primarily to changes in our funding mix, in the interest rate yield curve, and in the Federal Reserve’s targeted discount rate during 2007. Given the Company’s asset and liability profile, such changes impact the yield on loans more quickly than the Company’s cost of funding. The weighted average yield on interest-earning assets declined 14 basis points in fourth quarter 2007 compared to fourth quarter 2006, while the weighted average rate paid on interest-bearing liabilities declined 8 basis points during this period.

Total loans declined $45.3 million from December 31, 2006. This decline reflects the combined impact of the payoff of loan participations purchased as part of the Bank Calumet acquisition, the rapid prepayment of multifamily loan portfolios, which occurred primarily in the first half of 2007, and the continued paydown of the Company’s indirect auto loan portfolio. Average fourth quarter 2007 deposit balances fell $334.0 million from fourth quarter 2006 due to a decline in time deposits.

Noninterest income, excluding security gains and losses, in fourth quarter 2007 was $27.6 million compared to $26.3 million in fourth quarter 2006. Fee-based revenues, representing the aggregate of service charges on deposit accounts, trust and investment advisory fees, other service charges and commissions, and card-based fees, totaled $25.4 million for fourth quarter 2007, an increase of $2.0 million, or 8.6%, compared to fourth quarter 2006. The increase was led by double-digit growth in service charges on deposits, trust and investment advisory fees, and annuity sales.

The efficiency ratio for fourth quarter 2007 was 53.9% compared to 49.6% for fourth quarter 2006. As part of our continuing effort to improve productivity, we initiated targeted staff reductions in the quarter to reduce future operating expenses resulting in a $621,000 charge for severance-related costs.

In the third quarter, the State of Illinois passed tax legislation that, in the short term, provided certain tax benefits that we recognized in the second half of 2007. The benefits, described in the section titled “Income Taxes,” increased net income by $1.4 million in fourth quarter 2007.

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

We have numerous accounting policies, of which the most significant are presented in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the reserve for loan losses, evaluation of impairment of securities, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

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

Evaluation of Securities for Impairment

Securities that we have the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount.

Trading securities are carried at fair value, with unrealized gains and losses recorded in other noninterest income. All other securities are classified as securities available-for-sale and are carried at fair market value. The fair values of securities are based on either quoted market prices or third party pricing services. Unrealized gains and losses on securities available-for-sale are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive income. Interest income is reported net of amortization of premium and accretion of discount.

Realized security gains or losses are reported in security gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. The term other-than-temporary is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or that there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss and included in security gains (losses), net. For additional discussion on securities, see Notes 1 and 3 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Income Taxes

We determine our income tax expense based on management’s judgments and estimates regarding permanent differences in the treatment of specific items of income and expense for financial statement and income tax purposes. These permanent differences result in an effective tax rate, which differs from the federal statutory rate. In addition, we recognize deferred tax assets and liabilities, recorded in the Consolidated Statements of Condition, based on management’s judgments and estimates regarding timing differences in the recognition of income and expenses for financial statement and income tax purposes.

We must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback or carryforward to taxable income in prior or future years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. We have determined a valuation allowance is not required for any deferred tax assets as of December 31, 2007, although there is no guarantee that those assets will be recognizable in future periods. For additional discussion of income taxes, see Notes 1 and 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

FORWARD LOOKING STATEMENTS

The following is a statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”): We and our representatives may, from time to time, make written or oral statements that are intended to qualify as “forward-looking” statements under the PSLRA and provide information other than historical information, including statements contained in this Form 10-K, our other filings with the Securities and Exchange Commission, or in communications to our stockholders. These statements involve known and unknown risks, uncertainties, and other factors that may cause actual results to be materially different from any results, levels of activity, performance, or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below.

In some cases, we have identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “remains optimistic about,” “expects,” “should,” “could,” “seeks,” “may,” “will continue to,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends,” or similar expressions identifying forward-looking statements within the meaning of the PSLRA, including the negative of those words and phrases. These forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions, and our outlook for the Company based on currently available information. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only at the date made.

In connection with the safe harbor provisions of the PSLRA, we are hereby identifying important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any forward-looking statements.

Among the factors that could have an impact on our ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:

—	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of our net interest income;
—	Asset/liability matching risks and liquidity risks;
—	Fluctuations in the value of our investment securities;
—	The ability to attract and retain senior management experienced in banking and financial services;
—	The sufficiency of the reserve for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;
—	The failure of assumptions underlying the establishment of the reserve for loan losses and estimation of values of collateral and various financial assets and liabilities;
—	Credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio;
—

The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our markets or elsewhere providing similar services;

—

Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio, and loan and deposit pricing;

—	Changes in general economic or industry conditions, nationally or in the communities in which we conduct business;
—	Volatility of rate sensitive deposits;
—	Our ability to adapt successfully to technological changes to compete effectively in the marketplace;
—	Operational risks, including data processing system failures or fraud;
—	Our ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;
—	The impact of liabilities arising from legal or administrative proceedings, enforcement of bank regulations, and enactment or application of securities regulations;
—

Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints us through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, or operational limitations;

—

Changes in federal and state tax laws or interpretations, including changes affecting tax rates, income not subject to tax under existing law and interpretations, income sourcing, or consolidation/combination rules;

—	Changes in accounting principles, policies, or guidelines affecting the businesses we conduct;
—	Acts of war or terrorism; and
—	Other economic, competitive, governmental, regulatory, and technological factors affecting our operations, products, services, and prices.

The foregoing list of important factors may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. Repricing risk represents timing mismatches in our ability to alter contractual rates earned on interest-earning assets or paid on interest-bearing liabilities in response to changes in market interest rates. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of the spread between the rate earned on a loan or investment and the rate paid to fund that investment. Option risk arises from the “embedded options” present in many financial instruments such as loan prepayment options or deposit early withdrawal options. These provide customers opportunities to take advantage of directional changes in interest rates and could have an adverse impact on our margin performance.

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

This simulation analysis is based on actual cash flows and repricing characteristics for balance sheet and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. This simulation analysis includes management’s projections for activity levels in each of the product lines we offer. The analysis also incorporates assumptions based on the historical behavior of deposit rates and balances in relation to interest rates. Because these assumptions are inherently uncertain, the simulation analysis cannot definitively measure net interest income or predict the impact of the fluctuation in interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

We monitor and manage interest rate risk within approved policy limits. Our current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in all interest rates compared to net interest income in an unchanging interest rate environment. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates. As of December 31, 2006, the percent change expected assuming a gradual increase in interest rates was 10 basis points outside of policy. However, given the current market conditions as of December 31, 2006, the Bank’s Board of Directors temporarily authorized operations outside of policy limits. As of December 31, 2007, we were operating within the policy limits.

Analysis of Net Interest Income Sensitivity

(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	+200	-300	+300
December 31, 2007:
Dollar change	$5,587	$(14,594)	$5,928	$(18,088)	$1,559	$(24,369)
Percent change	+2.2%	-5.8%	+2.3%	-7.1%	+0.6%	-9.6%
December 31, 2006:
Dollar change	$10,625	$(21,739)	$7,371	$(22,872)	691	$(30,395)
Percent change	+4.0%	-8.1%	+2.8%	-8.6%	+0.3%	-11.4%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.

At December 31, 2007, our interest rate sensitivity profile, assuming a gradual upward change in rates, reflected a less negative exposure to rising interest rates in comparison to December 31, 2006. Conversely, in a falling rate environment, our exposure reflected a less positive position as of December 31, 2007 in comparison to December 31, 2006. The exposure of net interest income to changes in interest rates is not significantly different from the exposure existent at December 31, 2006 as balance sheet changes that occurred since year-end 2006 did not meaningfully impact projected earnings under alternative rate scenarios. During the third quarter 2007 market turmoil, the impact of lengthening durations in the securities portfolio was offset by the impact of the lengthening of certain funding sources.

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

Analysis of Economic Value of Equity

(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200
December 31, 2007:
Dollar change	$(40,870)	$(89,164)
Percent change	-3.2%	-7.1%
December 31, 2006:
Dollar change	$(2,236)	$(107,298)
Percent change	-0.2%	-8.3%

As of December 31, 2007, the estimated sensitivity of the economic value of equity to changes in interest rates reflected a less negative exposure to rising interest rates compared to that existent at December 31, 2006. Conversely, the estimated sensitivity of the economic value of equity to falling interest rates reflected a greater negative exposure. The increased exposure to falling interest rates reflects a comparative enhancement in the modeling of options embedded within the state and municipal securities portfolio. In a falling interest rate environment, it is more likely that securities with options would be called, thus shortening the weighted-average maturity. Because the weighted average maturity is lower in a falling interest rate environment, the level of price volatility is also lower, which translates to less price appreciation.

Interest Rate Derivatives

As part of our approach to controlling the interest rate risk within our balance sheet, we have used derivative instruments (specifically interest rate swaps with third parties) in order to limit volatility in net interest income. The advantages of using such interest rate derivatives include minimization of balance sheet leverage resulting in lower capital requirements compared to cash instruments, the ability to maintain or increase liquidity, and the opportunity to customize the interest rate swap to meet desired risk parameters. The accounting policies underlying the treatment of derivative financial instruments in the Consolidated Statements of Condition and Income of the Company are described in Notes 1 and 12 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

We had total interest rate swaps in place with an aggregate notional amount of $48.0 million at December 31, 2007 and $58.2 million at December 31, 2006, hedging various balance sheet categories. The specific terms of the interest rate swaps outstanding as of December 31, 2007 and 2006 are discussed in Note 12 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

Ernst & Young LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and has expressed its unqualified opinion on these financial statements.

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

/s/ JOHN M. O’MEARA	/s/ PAUL F. CLEMENS

John M. O’Meara Chairman of the Board and Chief Executive Officer	Paul F. Clemens Executive Vice President and Chief Financial Officer

February 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Midwest Bancorp, Inc:

We have audited the accompanying consolidated statements of condition of First Midwest Bancorp, Inc., and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Midwest Bancorp, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, “Summary of Significant Accounting Policies,” in 2006, the Company changed its method of accounting for share-based compensation. As discussed in Note 2, “Recent Accounting Pronouncements,” in 2006, the Company changed its method of accounting for defined benefit and other postretirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Midwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Ernst & Young LLP
Chicago, Illinois
February 26, 2008

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in thousands)

	December 31,
	2007	2006
Assets
Cash and due from banks	$193,792	$209,825
Federal funds sold and other short-term investments	1,045	5,081
Mortgages held for sale	394	4,760
Trading account securities	18,352	15,878
Securities available-for-sale, at market value	2,134,813	2,442,674
Securities held-to-maturity, at amortized cost (market value 2007 - $97,931; 2006 - $91,602)	97,671	91,380
Loans	4,963,672	5,008,944
Reserve for loan losses	(61,800)	(62,370)

Net loans	4,901,872	4,946,574

Premises, furniture, and equipment	125,828	126,677
Accrued interest receivable	48,971	54,015
Investment in corporate owned life insurance	203,535	196,598
Goodwill	262,195	262,195
Other intangible assets	26,040	30,463
Other assets	77,010	55,406

Total assets	$8,091,518	$8,441,526

Liabilities
Demand deposits	$1,064,684	$1,124,081
Savings deposits	798,361	684,599
NOW accounts	889,760	945,656
Money market deposits	829,226	854,780
Time deposits	2,196,830	2,558,100

Total deposits	5,778,861	6,167,216
Borrowed funds	1,264,228	1,182,268
Subordinated debt	230,082	228,674
Accrued interest payable	16,843	20,429
Other liabilities	77,529	91,925

Total liabilities	7,367,543	7,690,512

Stockholders’ Equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; authorized 100,000 shares; issued 61,326 shares outstanding: 2007 - 48,453 shares, 2006 - 50,025 shares	613	613
Additional paid-in capital	207,851	205,044
Retained earnings	844,972	823,787
Accumulated other comprehensive loss, net of tax	(11,727)	(15,288)
Treasury stock, at cost: 2007 - 12,873 shares; 2006 - 11,301 shares	(317,734)	(263,142)

Total stockholders’ equity	723,975	751,014

Total liabilities and stockholders’ equity	$8,091,518	$8,441,526

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2007	2006	2005
Interest Income
Loans	$365,370	$352,939	$266,925
Securities:
Available-for-sale - taxable	68,822	75,963	68,643
Available-for-sale - nontaxable	36,972	42,219	28,152
Held-to-maturity - taxable	422	429	427
Held-to-maturity - nontaxable	4,288	4,298	2,182

Total interest on securities	110,504	122,909	99,404
Federal funds sold and other short-term investments	1,087	561	371

Total interest income	476,961	476,409	366,700

Interest Expense
Savings deposits	11,844	5,116	4,025
NOW accounts	14,536	13,102	10,706
Money market deposits	28,469	27,418	13,690
Time deposits	111,418	102,482	58,254
Borrowed funds	55,540	62,974	35,834
Subordinated debt	15,025	13,458	8,341

Total interest expense	236,832	224,550	130,850

Net interest income	240,129	251,859	235,850
Provision for loan losses	7,233	10,229	8,930

Net interest income after provision for loan losses	232,896	241,630	226,920

Noninterest Income
Service charges on deposit accounts	45,015	40,036	30,199
Trust and investment advisory fees	15,701	14,269	12,593
Other service charges, commissions, and fees	22,183	20,135	17,572
Card-based fees	15,925	13,777	10,207
Corporate owned life insurance income	8,033	7,616	5,163
Security (losses) gains, net	(50,801)	4,269	(3,315)
Other income	4,197	3,181	2,193

Total noninterest income	60,253	103,283	74,612

Noninterest Expense
Salaries and wages	85,707	80,087	70,849
Retirement and other employee benefits	25,891	26,114	24,330
Net occupancy expense	22,054	20,153	16,618
Equipment expense	10,540	10,227	8,555
Technology and related costs	7,084	6,584	5,677
Professional services	9,034	9,009	8,945
Advertising and promotions	6,293	7,845	5,363
Merchant card expense	6,830	5,800	4,809
Other expenses	25,704	26,796	20,557

Total noninterest expense	199,137	192,615	165,703

Income before income tax expense	94,012	152,298	135,829
Income tax expense	13,853	35,052	34,452

Net income	$80,159	$117,246	$101,377

Per Share Data
Basic earnings per share	$1.63	$2.39	$2.22
Diluted earnings per share	$1.62	$2.37	$2.21
Weighted-average shares outstanding	49,295	49,102	45,567
Weighted-average diluted shares outstanding	49,622	49,469	45,893

See notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Common Shares Out- Standing	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2004	46,065	$569	$61,918	$707,435	$10,115	$(247,999)	$532,038
Comprehensive Income:
Net income	-	-	-	101,377	-	-	101,377
Other comprehensive (loss)	-	-	-	-	(18,399)	-	(18,399)

Total comprehensive income	-						82,978
Dividends declared ($1.015 per share)	-	-	-	(46,237)	-	-	(46,237)
Purchase of treasury stock	(858)	-	-	-	-	(29,996)	(29,996)
Share-based compensation expense	-	-	14	-	-	-	14
Exercise of stock options	177	-	(1,382)	-	-	6,448	5,066
Treasury stock issued to (purchased for) benefit plans	3	-	80	-	-	(5)	75
Other	-	-	130	-	-	-	130

Balance at December 31, 2005	45,387	569	60,760	762,575	(8,284)	(271,552)	544,068
Comprehensive Income:
Net income	-	-	-	117,246	-	-	117,246
Other comprehensive income	-	-	-	-	1,551	-	1,551

Total comprehensive income							118,797
Adjustment to initially apply SFAS No. 158	-	-	-	-	(8,555)	-	(8,555)
Dividends declared ($1.120 per share)	-	-	-	(56,034)	-	-	(56,034)
Issuance of common stock	4,399	44	143,579	-	-		143,623
Purchase of treasury stock	(24)	-	-	-	-	(844)	(844)
Share-based compensation expense	-	-	3,029	-	-	-	3,029
Exercise of stock options and restricted stock activity	261	-	(2,621)	-	-	9,267	6,646
Treasury stock issued to (purchased for) benefit plans	2	-	85	-	-	(13)	72
Other	-	-	212	-	-	-	212

Balance at December 31, 2006	50,025	613	205,044	823,787	(15,288)	(263,142)	751,014
Cumulative effect for change in accounting for purchase of life insurance policies (1)	-	-	-	(209)			(209)

Adjusted balance at January 1, 2007	50,025	613	205,044	823,578	(15,288)	(263,142)	750,805
Comprehensive Income:
Net income	-	-	-	80,159	-	-	80,159
Other comprehensive income	-	-	-	-	3,561	-	3,561

Total comprehensive income							83,720
Dividends declared ($1.195 per share)	-	-	-	(58,765)	-	-	(58,765)
Purchase of treasury stock	(1,767)	-	-	-	-	(61,733)	(61,733)
Share-based compensation expense	-	-	3,803	-	-	-	3,803
Exercise of stock options and restricted stock activity	199	-	(1,001)	-	-	7,284	6,283
Treasury stock issued to (purchased for) benefit plans	(4)	-	5	-	-	(143)	(138)

Balance at December 31, 2007	48,453	$613	$207,851	$844,972	$(11,727)	$(317,734)	$723,975

See notes to consolidated financial statements.

(1)	For additional details of this adjustment, see Note 2, “Recent Accounting Pronouncements.”

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Years ended December 31,
	2007	2006	2005
Operating Activities
Net income	$80,159	$117,246	$101,377
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,233	10,229	8,930
Depreciation of premises, furniture, and equipment	11,741	10,995	8,840
Net (accretion) amortization of (discount) premium on securities	(1,520)	(4,186)	6,404
Net losses (gains) on securities	50,801	(4,269)	3,315
Net gains on sales of other real estate owned	(514)	(276)	(101)
Net (gains) losses on sales of premises, furniture, and equipment	(340)	(309)	1
Corporate owned life insurance income	(8,033)	(7,616)	(5,163)
Net pension cost	3,814	5,477	4,709
Tax benefit from exercise of nonqualified stock options	1,201	1,112	972
Share-based compensation expense	4,271	3,585	14
Net (increase) decrease in deferred income taxes	(28,221)	5,459	(951)
Net amortization of other intangibles	4,423	4,038	2,130
Originations and purchases of mortgage loans held for sale	(99,219)	(127,029)	(162,137)
Proceeds from sales of mortgage loans held for sale	103,585	126,570	162,087
Net increase in trading account securities	(2,474)	(2,811)	(2,102)
Net decrease (increase) in accrued interest receivable	5,044	(5,800)	(11,499)
Net (decrease) increase in accrued interest payable	(3,586)	5,788	6,157
Net decrease (increase) in other assets	10,772	3,765	(3,274)
Net (decrease) increase in other liabilities	(17,674)	(27,826)	3,886

Net cash provided by operating activities	121,463	114,142	123,595

Investing Activities
Securities available-for-sale:
Proceeds from maturities, repayments, and calls	287,426	463,735	413,074
Proceeds from sales	334,892	327,952	220,094
Purchases	(360,434)	(519,883)	(779,331)
Securities held-to-maturity:
Proceeds from maturities, repayments, and calls	49,177	68,432	46,544
Purchases	(55,341)	(67,984)	(38,764)
Net decrease (increase) in loans	28,538	(144,043)	(181,494)
Proceeds from claims on corporate owned life insurance	887	718	81
Purchases of corporate owned life insurance	-	(15,000)	-
Proceeds from sales of other real estate owned	5,420	4,889	1,913
Proceeds from sales of premises, furniture, and equipment	1,036	1,059	26
Purchases of premises, furniture, and equipment	(11,588)	(18,807)	(15,209)
Acquisitions, net of cash acquired	-	(220,967)	-

Net cash provided by (used in) investing activities	280,013	(119,899)	(333,066)

Financing Activities
Net (decrease) increase in deposit accounts	(388,355)	79,403	242,454
Net increase (decrease) in borrowed funds	81,960	(211,860)	76,200
Proceeds from the issuance of subordinated debt	-	99,887	-
Proceeds from the issuance of common stock	-	143,623	-
Purchases of treasury stock	(61,733)	(844)	(29,996)
Cash dividends paid	(58,499)	(53,757)	(44,828)
Exercise of stock options and restricted stock activity	4,721	4,610	4,108
Excess tax benefit related to share-based compensation	361	924	-

Net cash (used in) provided by financing activities	(421,545)	61,986	247,938

Net (decrease) increase in cash and cash equivalents	(20,069)	56,229	38,467
Cash and cash equivalents at beginning of year	214,906	158,677	120,210

Cash and cash equivalents at end of year	$194,837	$214,906	$158,677

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation - The consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Assets held in a fiduciary or agency capacity are not assets of the subsidiaries and, accordingly, are not included in the consolidated financial statements.

Basis of Presentation - Certain reclassifications have been made to prior year amounts to conform to the current year presentation. For purposes of the Consolidated Statements of Cash Flows, management has defined cash and cash equivalents to include cash and due from banks, federal funds sold, and other short-term investments. The Company uses the accrual basis of accounting for financial reporting purposes.

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

Securities - Securities are classified as held-to-maturity, available-for-sale, or trading at the time of purchase. Securities classified as held-to-maturity, which management has the positive intent and ability to hold to maturity, are stated at cost and adjusted for amortization of premiums and accretion of discounts.

Trading securities held by the Company represent diversified investment securities held in a grantor trust (“rabbi trust”) under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Pursuant to Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the accounts of the rabbi trust are consolidated with the accounts of the Company in its financial statements. Trading securities are reported at fair value, with unrealized gains and losses included in noninterest income. The corresponding deferred compensation obligation is also reported at fair value, with unrealized gains and losses recognized as a component of compensation expense. Other than the securities held in the rabbi trust, the Company does not carry securities for trading purposes.

All other securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders’ equity as a separate component of other comprehensive income.

The historical cost of debt securities is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security, using the level-yield method. In determining the estimated life of a mortgage-backed security, certain judgments are required as to the timing and amount of future principal prepayments. These judgments are made based on the actual performance of the underlying security and the general market consensus regarding changes in mortgage interest rates and underlying prepayment estimates. Amortization of premium and accretion of discount are included in interest income from the related security.

Purchases and sales of securities are recognized on a trade date basis. Realized security gains or losses are reported in security gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, the Company makes an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss and included in security gains (losses), net.

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

Commercial loans and loans secured by real estate are generally charged-off when deemed uncollectible. A loss is recorded at that time if the net realizable value can be quantified and it is less than the associated principal interest. Consumer loans are subject to mandatory charge-off at a specified delinquency date and are usually not classified as nonaccrual prior to being charged-off. Closed-end consumer loans, which include installment, automobile, and single payment loans are generally charged-off in full no later than the end of the month in which the loan becomes 120 days past due.

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

Reserve for Loan Losses - The reserve for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. The reserve takes into consideration such factors as changes in the nature, volume, size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic conditions that affect the borrower’s ability to pay and other pertinent factors. Determination of the reserve is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the reserve, while recoveries of amounts previously charged-off are credited to the reserve. Additions to the reserve for loan losses are charged to operating expense through the provision for loan losses. The amount charged to operating expense in any given year is dependent upon a number of factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the reserve for loan losses based on the methodology discussed below.

The reserve for loan losses consists of three components calculated based on estimations performed pursuant to the requirements of the Financial Accounting Standards Board (“FASB”) Statement No. 5, Accounting for Contingencies, and FASB Statements Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan. The reserve for loan losses consists of: (i) specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates.

The specific reserves component of the reserve for loan losses is based on a regular analysis of impaired loans exceeding a fixed dollar amount where the internal credit rating is at or below a predetermined classification. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment valuation are defined as nonaccrual and restructured loans exclusive of smaller homogeneous loans such as home equity, installment, and 1-4 family residential loans. Impairment is measured by estimating the fair value of the loan based on the present value of expected future cash flows, discounted at the loan’s initial effective interest rate or the fair value of the underlying collateral less costs to sell, if repayment of the loan is collateral-dependent. If the estimated fair value of the loan is less than the recorded book value, a valuation reserve is established as a component of the reserve for loan losses.

The component of the reserve for loan losses based on historical loan loss experience is determined statistically using a loss migration analysis that examines loss experience and the related internal grading of loans charged-off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience.

The final component of the reserve for loan losses reflects management’s general estimate of probable inherent, but undetected, losses within the portfolio. The general component of the reserve for loan losses is determined based on the Company’s assessment of economic conditions such as levels of unemployment and bankruptcy trends. The Company also assesses other risk factors such as changes in the characteristics of the loan portfolio, underwriting policies, and delinquency and charge-off trends. The general reserve is determined by applying estimated loss factors to the credit exposures from outstanding loans due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, this component includes a portion that explicitly accounts for the inherent imprecision in loan loss migration models. Because the general component of the reserve considers risk factors that may not have manifested themselves in the Company’s historical loss experience, it involves a high degree of judgment in its determination.

Foreclosed Real Estate - Foreclosed real estate includes properties acquired in partial or total satisfaction of certain loans and is included in other assets in the accompanying Consolidated Statements of Condition. Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Any write-downs in the carrying value of a property at the time of acquisition are charged against the reserve for loan losses. Management periodically reviews the carrying value of foreclosed real estate properties. Any write-downs of the properties subsequent to acquisition, as well as gains or losses on disposition and income or expense from the operations of foreclosed real estate, are recognized in operating results in the period they are realized. Foreclosed real estate totaled $6.1 million at December 31, 2007 and $2.7 million at December 31, 2006.

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

Goodwill and Other Intangibles - Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is tested at least annually for impairment using the market capitalization valuation method, or more often if events or circumstances indicate that there may be impairment. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. Identified intangible assets that have a finite useful life are periodically reviewed to determine whether there have been any events or circumstances to indicate that the recorded amount is not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and, when appropriate, the amortization period is also reduced. Unamortized intangible assets associated with disposed assets are included in the determination of gain or loss on the sale of the disposed assets. All of the Company’s other intangible assets have finite lives and are amortized over varying periods not exceeding 11.8 years.

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

Derivative Financial Instruments - In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. All derivative instruments are recorded at fair value as either other assets or other liabilities. Subsequent changes in a derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met.

On the date the Company enters into a derivative contract, it designates the derivative instrument as either a fair value hedge, cash flow hedge, or as a freestanding derivative instrument. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk, are considered to be fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows to be received or paid related to an asset or liability or other types of forecasted transactions are considered to be cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction.

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

Income Taxes - The Company files income tax returns in the U.S. federal jurisdiction and in Illinois, Indiana, and Iowa. First Midwest Insurance Company files a separate federal corporate income tax return. The provision for income taxes is based on income in the financial statements, rather than amounts reported on the Company’s income tax return.

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

Share-Based Compensation - Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) using the modified prospective transition method. Under this transition method, compensation cost is recognized in the financial statements beginning January 1, 2006, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to 2006. Share-based compensation expense is included in “salaries and wages” in the Consolidated Statements of Income. Results for prior periods have not been restated.

Prior to 2006, the Company’s share-based compensation plans had been accounted for based on the intrinsic value method set forth in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, generally no compensation expense was recognized, as the exercise price of the Company’s stock options was equal to the fair market value of its common stock on the date of the grant.

For additional details on the Company’s share-based compensation plans, refer to Note 18, “Share-Based Compensation.”

Comprehensive Income - Comprehensive income is the total of reported net income and all other revenues, expenses, gains, and losses that bypass reported net income under U.S. GAAP. The Company includes the following items, net of tax, in other comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity: changes in unrealized gains or losses on securities available-for-sale, changes in the fair value of derivatives designated under cash flow hedges, and changes in the funded status of the Company’s pension plan.

Segment Disclosures - Operating segments are components of a business that (i) engages in business activities from which it may earn revenues and incur expenses; (ii) has operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and (iii) for which discrete financial information is available. The Company’s chief operating decision maker evaluates the operations of the Company as one operating segment, commercial banking. Due to the materiality of the commercial banking operation to the Company’s financial condition and results of operations, taken as a whole, separate segment disclosures are not required. The Company offers the following products and services to external customers: deposits, loans, and trust services. Revenues for each of these products and services are disclosed separately in the Consolidated Statements of Income.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Defined Benefit Pension Plans: Effective December 31, 2006, the Company adopted FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), that requires companies to recognize the funded status of their defined benefit pension and postretirement plans as an asset or liability on the balance sheet rather than being disclosed in the notes to the financial statements. Actuarial gains and losses and prior service costs and credits that arise subsequent to the effective date are recognized, net of tax, as a component of other comprehensive income and continue to be amortized into earnings in future periods as a component of net periodic benefit cost. The requirement to recognize the funded status in the balance sheet was effective for fiscal years ending after December 15, 2006. In addition, SAFS No. 158 requires a fiscal year end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. However, the new measurement date requirement is not effective until fiscal years ending after December 15, 2008. Since the Company already uses its December 31st fiscal year end as its measurement date, it adopted both the balance sheet recognition requirement and the measurement date requirement of SFAS No. 158 on December 31, 2006. The adoption of SFAS No. 158 as of December 31, 2006 resulted in the recognition of the funded status of the Company’s pension plan as a liability and the recognition of unrecognized actuarial gains (losses) and prior service costs totaling $8.6 million, net of taxes, as a decrease to accumulated other comprehensive income. Refer to Note 17, “Employee Benefit Plans,” for the Company’s disclosure of its defined benefit pension plan.

Accounting for Uncertainty in Income Taxes: Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative-effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations.

The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s financial position, results of operations, or liquidity. However, FIN 48 is expected to create greater volatility in the Company’s effective tax rate in future periods. At adoption on January 1, 2007, the Company had $7.7 million in unrecognized tax benefits related to uncertain tax positions. Of this amount, $5.3 million would favorably affect the Company’s effective tax rate if recognized in future periods. In addition to the unrecognized tax benefit, interest related to the uncertain tax positions totaled $601,000 on January 1, 2007. The Company recognizes this accrued interest in income tax expense. There were no material changes to unrecognized tax benefits during the year ended December 31, 2007. Refer to Note 16, “Income Taxes,” for the Company’s income tax disclosure.

Accounting for Servicing of Financial Assets: Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, which requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. In addition, this standard permits entities to choose between two alternatives, the amortization method or the fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Upon adoption on January 1, 2007, the Company elected fair value as the measurement method for residential real estate mortgage servicing rights. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations, or liquidity. Refer to Note 5, “Securitizations and Mortgage Servicing Rights,” for additional information regarding the Company’s servicing assets.

Accounting for Purchases of Life Insurance: Effective January 1, 2007, the Company adopted the Emerging Issues Task Force (“EITF”) Issue 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, which explains how to determine the amount that can be realized from a life insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. In addition, the cash surrender value should not be discounted when contractual limitations on the ability to surrender a policy exist. EITF 06-5 also requires that fixed amounts that are recoverable by the policyholder in future periods over one year from the surrender of the policy be recognized at their present value. Upon adoption on January 1, 2007, the Company recorded a $209,000 reduction to beginning retained earnings as a cumulative-effect adjustment for the change in accounting principle.

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

In January 2007, the FASB issued Derivatives Implementation Group Issue No. B40 (“DIG B40”) addressing application of SFAS No. 155 to collateralized mortgage obligations and mortgage-backed securities, exempting those that are pre-payable and purchased at a discount after the adoption of SFAS No. 155 from the bifurcation rules. The adoption of SFAS No. 155 and the clarifying guidance under DIG B40 on January 1, 2007 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which, upon adoption, will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS No. 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

Fair Value Option: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, that permits entities to irrevocably elect fair value to account for certain financial assets and financial liabilities, with the changes in fair value recognized in earnings as they occur. The main objectives of this statement are to (i) mitigate problems in determining reported earnings because some assets and liabilities are recorded at fair value while others are reported at cost; (ii) enable entities to reduce volatility by allowing entities that are ineligible for hedge accounting to mark the other side of the hedging transaction to market and thus create an accounting offset; (iii) make U.S. accounting standards more consistent with international standards; and (iv) expand the use of fair value measurement, particularly for financial instruments. The impact of the initial adoption for assets and liabilities recorded before the effective date of this statement would be accounted for as a cumulative-effect adjustment to retained earnings. This statement requires entities to provide additional information that would help others understand how changes in fair values affect current-period earnings. Related fair value information is still required to be disclosed by existing accounting standards. The statement is effective for fiscal years beginning after November 15, 2007. The adoption of this statement on January 1, 2008 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

Endorsement Split-Dollar Life Insurance Arrangements: In September 2006, the FASB ratified the EITF consensus on EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). The EITF is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Therefore, the provisions of EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The effect of initially applying the guidance would be accounted for as a cumulative-effect adjustment to beginning retained earnings with the option of retrospective application. The adoption of EITF 06-4 on January 1, 2008 did not impact the Company’s financial position, results of operations, or liquidity.

Business Combinations: In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.

3.	SECURITIES

Securities Portfolio

(Dollar amounts in thousands)

	December 31,
	2007				2006
	Amortized Cost	Gross Unrealized		Market Value	Amortized Cost	Gross Unrealized		Market Value
		Gains	Losses			Gains	Losses
Securities Available- for-Sale
U.S. Treasury	$1,027	$2	$(1)	$1,028	$3,017	$-	$(2)	$3,015
U.S. Agency	41,895	597	-	42,492	66,796	209	(46)	66,959
Collateralized mortgage obligations	534,688	2,333	(2,221)	534,800	756,890	948	(12,511)	745,327
Other mortgage-backed	417,532	5,116	(2,328)	420,320	407,198	2,887	(6,313)	403,772
State and municipal	961,638	7,728	(2,531)	966,835	1,007,761	9,917	(5,562)	1,012,116
Collateralized debt obligations	95,584	-	(13,954)	81,630	132,789	664	(7)	133,446
Other	90,062	34	(2,388)	87,708	79,267	115	(1,343)	78,039

Total	$2,142,426	$15,810	$(23,423)	$2,134,813	$2,453,718	$14,740	$(25,784)	$2,442,674

Securities Held to Maturity
State and municipal	$97,671	$260	$-	$97,931	$91,380	$227	$(5)	$91,602

Trading Securities				$18,352				$15,878

Other available-for-sale securities include Federal Reserve Bank (“FRB”) stock, Federal Home Loan Bank (“FHLB”) stock, corporate bonds, and other miscellaneous marketable equity securities. The Company is required to hold the FRB and FHLB stock for regulatory purposes and for borrowing availability, and they are carried at cost. The investment in FRB stock is based on the capital structure of the Bank, and the investment in FHLB stock is tied to the borrowings level. These securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par value. At December 31, 2007, investments in FRB and FHLB stock totaled $57.8 million.

Trading securities held by the Company represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Net trading gains, representing appreciation in the portfolio, included in other noninterest income in the Consolidated Statements of Income totaled $1.1 million in 2007, $561,000 in 2006, and $92,000 in 2005.

The carrying value of securities available-for-sale, securities held-to-maturity, and securities purchased under agreements to resell, which were pledged to secure deposits and for other purposes as permitted or required by law, totaled $1.8 billion at December 31, 2007 and $1.7 billion at December 31, 2006.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated stockholders’ equity on December 31, 2007 or 2006.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of December 31, 2007 and 2006. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities In an Unrealized Loss Position

(Dollar amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2007
U.S. Treasury	$551	$1	$-	$-	$551	$1
Collateralized mortgage obligations	38,739	169	242,894	2,052	281,633	2,221
Other mortgage-backed securities	3,598	9	166,164	2,319	169,762	2,328
State and municipal	80,944	779	230,120	1,752	311,064	2,531
Collateralized debt obligations	65,879	12,874	5,670	1,080	71,549	13,954
Other	973	27	7,945	2,361	8,918	2,388

Total	$190,684	$13,859	$652,793	$9,564	$843,477	$23,423

As of December 31, 2006
U.S. Treasury	$3,015	$2	$-	$-	$3,015	$2
U.S. Agency	4,922	1	9,908	45	14,830	46
Collateralized mortgage obligations	35,337	24	609,887	12,487	645,224	12,511
Other mortgage-backed securities	20,076	323	237,045	5,990	257,121	6,313
State and municipal	204,069	2,313	281,312	3,254	485,381	5,567
Collateralized debt obligations	6,743	7	-	-	6,743	7
Other	-	-	9,650	1,343	9,650	1,343

Total	$274,162	$2,670	$1,147,802	$23,119	$1,421,964	$25,789

The unrealized losses on the Company’s investment in U.S. Treasury securities, collateralized mortgage obligations, and other mortgage-backed securities were caused by increases in interest rates. These types of investments are either backed by U.S. Government-owned agencies or issued by U.S. Government-sponsored enterprises. Accordingly, the Company believes the credit risk embedded in these securities to be inherently nonexistent. The unrealized losses in the Company’s investment in state and municipal securities all relate to securities with investment grade ratings and were caused not by credit risk, but by interest rate increases. The unrealized loss on collateralized debt obligations was $14.0 million as of December 31, 2007 and was caused by the financial markets short-term negative bias towards financial stocks. The unrealized losses in the Company’s investment in other securities consist of unrealized losses on corporate bonds and equity securities and relate to temporary movements in the financial markets.

Since the declines in market value on the Company’s securities are not attributable to credit quality, but rather to changes in interest rates and temporary market movements, and because the Company has both the intent and ability to hold these securities until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Remaining Contractual Maturity of Securities

(Dollar amounts in thousands)

	December 31, 2007
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
One year or less	$142,623	$141,278	$36,713	$36,811
One year to five years	139,938	138,618	20,697	20,752
Five years to ten years	365,338	361,892	16,815	16,860
After ten years	462,245	457,885	23,446	23,508
Collateralized mortgage obligations	534,688	534,800	-	-
Other mortgage-backed securities	417,532	420,320	-	-
Equity securities	80,062	80,020	-	-

Total	$2,142,426	$2,134,813	$97,671	$97,931

Security Gains (Losses)

(Dollar amounts in thousands)

	Years ended December 31,
	2007	2006	2005
Proceeds from sales	$334,892	$327,952	$220,094
Gross realized gains	$4,619	$4,774	$3,560
Gross realized losses	(55,420)	(505)	(6,875)

Net realized (losses) gains	$(50,801)	$4,269	$(3,315)

Income tax (benefit) expense on net realized (losses) gains	$(19,812)	$1,666	$(1,293)

In the fourth quarter of 2007, the Company determined that six asset-backed collateralized debt obligations (“CDOs”) with a book value of $60.2 million and a fair value of $10.1 million were impaired. In light of the severity in decline of the value during 2007 and the Company’s inability to forecast the near-term recovery of the value of the investment, the Company recorded a $50.1 million non-cash other-than-temporary impairment charge related to these securities, which is included in the $55.4 million gross realized losses for 2007.

For additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) thereon, see Note 15, “Comprehensive Income.”

4.    LOANS

Loan Portfolio

(Dollar amounts in thousands)

	December 31,
	2007	2006
Commercial and industrial	$1,347,481	$1,413,263
Agricultural	181,358	158,305
Real estate - commercial	1,982,011	1,972,985
Real estate - construction	668,340	597,151
Consumer	563,741	651,776
Real estate - 1-4 family	220,741	215,464

Total loans	$4,963,672	$5,008,944

Total loans reported are net of deferred loan fees of $8.8 million at December 31, 2007 and $8.0 million at December 31, 2006 and include overdrawn demand deposits totaling $11.0 million at December 31, 2007 and $6.9 million at December 31, 2006.

The Company primarily lends to small to mid-sized businesses and consumers in the market areas in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower. The Company believes that such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries. As of December 31, 2007 and 2006, there were no significant loan concentrations with any single borrower, industry, or geographic segment.

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral to obtain prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws and the Company’s lending standards and credit monitoring procedures.

Book Value of Loans Pledged

(Dollar amounts in thousands)

	December 31,
	2007	2006
Loans pledged to secure:
Deposits	$55,016	$27,988
Federal Home Loan Bank advances	701,177	648,400

Total	$756,193	$676,388

5.	SECURITIZATIONS AND MORTGAGE SERVICING RIGHTS

In 2006, the Company securitized $106.0 million of real estate 1-4 family loans, converting the loans into mortgage-backed securities issued through the Federal Home Loan Mortgage Corporation. Accordingly, the securitized amounts from the transaction were reclassified from loans to securities available-for-sale. The Company retained servicing responsibilities for the mortgages supporting these securities and collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. The Company also services loans from prior securitizations and services loans for which the servicing was acquired as part of a 2006 bank acquisition. Mortgage loans serviced for and owned by third parties are not included in the Consolidated Statements of Condition. The unpaid principal balance of these loans totaled $161.6 million as of December 31,

2007 and $193.9 million as of December 31, 2006. The Company has no recourse for credit losses on the loans securitized in 2006 or the loans previously serviced by the acquired bank but retains limited recourse, through November 30, 2011, for credit losses on $13.3 million of loans securitized during 2004. The dollar amount of the potential recourse to the Company is capped at $2.2 million based on a certain percentage of the initial balance of the loans for which recourse exists. The liability for the expected costs related to this recourse agreement totaled $148,000 as of December 31, 2007 and December 31, 2006.

Carrying Value of Mortgage Servicing Rights

(Dollar amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
Balance at beginning of year	$2,613	$638	$798
New servicing assets	-	1,424	-
Servicing assets of acquired bank	-	884	-
Changes in fair value:
Due to changes in valuation inputs and assumptions (1)	(345)	-	-
Other changes in fair value (2)	(391)	-	-
Amortization	-	(333)	(160)

Balance at end of year	$1,877	$2,613	$638

Contractual servicing fee earned during the period	$475	$387	$189

(1)	Principally reflects changes in prepayment speed assumptions.

(2)	Primarily represents changes in expected cash flows over time due to payoffs and paydowns.

Prior to January 1, 2007, all mortgage servicing rights retained by the Company in a sale or securitization of loans were reported at the lower of amortized cost or fair value. Mortgage servicing rights were initially capitalized based on allocating the previous carrying amount of the assets sold or securitized between the assets sold and the retained interests based on their fair values on the date of sale or securitization. On a quarterly basis, the Company evaluated its capitalized mortgage servicing rights for impairment based on their current fair value and determined no impairment existed.

Effective January 1, 2007, the Company adopted the provisions of SFAS No. 156 and elected to apply the fair value measurement method to account for its pre-existing mortgage servicing assets. Upon adoption, there was no cumulative-effect adjustment recognized in retained earnings, as the carrying value of mortgage servicing rights approximated its fair value. Under the fair value method, the Company initially records any mortgage servicing rights acquired after adoption of SFAS No. 156 at their estimated fair value in other assets in the Consolidated Statements of Condition. Fair value is subsequently determined by estimating the present value of the future cash flows associated with the mortgage loans serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights at December 31, 2007 included a weighted-average prepayment speed of 15.5% and a weighted-average discount rate of 11.6%. The Company uses market-based data for assumptions related to the valuation of mortgage servicing rights. The net loss recognized due to the change in fair value of mortgage servicing rights totaled $736,000 for 2007. Both the net impact of changes in the fair value of mortgage servicing rights and contractual servicing fees are reported in other service charges, commissions, and fees in the Company’s Consolidated Statements of Income.

6.	RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve For Loan Losses

(Dollar amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
Balance at beginning of year	$62,370	$56,393	$56,718
Loans charged-off	(10,066)	(12,303)	(10,961)
Recoveries of loans previously charged-off	2,263	2,116	1,706

Net loans charged-off	(7,803)	(10,187)	(9,255)
Provision for loan losses	7,233	10,229	8,930
Reserve of acquired bank	-	5,935	-

Balance at end of year	$61,800	$62,370	$56,393

A portion of the Company’s reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets.

Impaired, Nonaccrual, and Past Due Loans

(Dollar amounts in thousands)

	December 31,
	2007	2006
Impaired loans:
Impaired loans with valuation reserve required (1)	$3,470	$5,103
Impaired loans with no valuation reserve required	11,878	7,601

Total impaired loans	$15,348	$12,704

	December 31,
	2007	2006
Nonperforming loans:
Impaired loans on nonaccrual	$15,068	$5,103
Other nonaccrual loans (2)	3,379	11,106

Total nonaccrual loans	18,447	16,209
Restructured loans	280	-

Total nonperforming loans	$18,727	$16,209

Loans past due 90 days and still accruing interest	$21,149	$12,810

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.

(2)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

Impaired Loans

(Dollar amounts in thousands)

	Years ended December 31,
	2007	2006	2005
Valuation reserve related to impaired loans	$1,757	$3,594	$2,727
Average impaired loans	$12,762	$12,842	$12,490
Interest income recognized on impaired loans (1)	$313	$120	$159

(1)	Interest income recognized on impaired loans is recorded using the cash basis of accounting.

7.	PREMISES, FURNITURE, AND EQUIPMENT

Premises, Furniture, and Equipment

(Dollar amounts in thousands)

	December 31,
	2007	2006
Land	$42,749	$42,428
Premises	129,397	123,273
Furniture and equipment	81,863	79,566

Total cost	254,009	245,267
Accumulated depreciation	(128,181)	(118,590)

Net book value	$125,828	$126,677

Depreciation expense on premises, furniture, and equipment totaled $11.7 million in 2007, $11.0 million in 2006, and $8.8 million in 2005.

At December 31, 2007, the Company was obligated under certain noncancelable operating leases for premises and equipment, which expire at various dates through the year 2019. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2007, have initial or remaining noncancelable lease terms in excess of one year.

Operating Leases

(Dollar amounts in thousands)

Total
Year ending December 31,
2008	$2,792
2009	2,491
2010	2,395
2011	2,254
2012	2,198
2013 and thereafter	6,883

Total minimum lease payments	$19,013

Rental expense charged to operations amounted to $3.4 million in 2007, $3.2 million in 2006, and $2.6 million in 2005, including amounts paid under short-term cancelable leases. Occupancy expense has been reduced by rental income from premises leased to others in the amount of $511,000 in 2007, $473,000 in 2006, and $294,000 in 2005.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the Carrying Amount of Goodwill

(Dollar amounts in thousands)

	Years ended December 31,
	2007	2006
Balance at beginning of year	$262,195	$85,962
Goodwill acquired	-	176,233

Balance at end of year	$262,195	$262,195

Goodwill is not amortized but is subject to impairment tests on at least an annual basis. The Company’s annual goodwill impairment test was performed as of October 1, 2007, and it was determined no impairment existed as of that date.

The Company has other intangible assets capitalized on its Consolidated Statements of Condition in the form of core deposit premiums. These intangible assets are being amortized over their estimated useful lives, which range from less than 1 year to 11.8 years. The Company reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Other Intangible Assets

(Dollar amounts in thousands)

	December 31,
	2007	2006
Core deposit intangibles, gross	$38,300	$38,300
Accumulated amortization	(12,260)	(7,837)

Core deposit intangibles, net	$26,040	$30,463

Weighted-average remaining life (in years)	7.4	8.3

Amortization expense totaled $4.4 million in 2007, $4.0 million in 2006, and $2.1 million in 2005.

Scheduled Amortization of Other Intangible Assets

(Dollar amounts in thousands)

Total
Year ending December 31,
2008	$4,378
2009	3,913
2010	3,913
2011	3,144
2012	2,533
2013 and thereafter	8,159

Total	$26,040

9.	DEPOSITS

Summary of Deposits

(Dollar amounts in thousands)

	December 31,
	2007	2006
Demand deposits	$1,064,684	$1,124,081
Savings deposits	798,361	684,599
NOW accounts	889,760	945,656
Money market deposits	829,226	854,780
Time deposits less than $100,000	1,424,690	1,759,158
Time deposits of $100,000 or more	772,140	798,942

Total deposits	$5,778,861	$6,167,216

Scheduled Maturities of Time Deposits

(Dollar amounts in thousands)

Total
Year ending December 31,
2008	$1,933,341
2009	179,235
2010	55,083
2011	14,614
2012	14,472
2013 and thereafter	85

Total	$2,196,830

10.	BORROWED FUNDS

Summary of Borrowed Funds

(Dollar amounts in thousands)

	December 31,
	2007	2006
Securities sold under agreements to repurchase	$364,164	$477,908
Federal funds purchased	301,000	134,700
Federal Home Loan Bank advances	599,064	569,660

Total borrowed funds	$1,264,228	$1,182,268

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Condition. Repurchase agreements are secured by U.S. Treasury and U.S. Agency securities and, if required, are held in third party pledge accounts. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2007, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders’ equity.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) and has access to term financing from the FHLB. These advances are secured by qualifying residential and multi-family mortgages, home equity loans, and state and municipal and mortgage-related securities. At December 31, 2007, all advances from the FHLB are fixed rate with interest payable monthly.

Maturity and Rate Schedule for FHLB Advances

(Dollar amounts in thousands)

	December 31, 2007		December 31, 2006
Maturity	Advance Amount	Rate (%)	Advance Amount	Rate (%)
January 2, 2007	$-	-	$240,000	5.25
January 5, 2007	-	-	130,000	5.25
January 2, 2008	125,000	4.34	-	-
January 8, 2007	-	-	185,000	5.23
January 14, 2008	50,000	5.18	-	-
January 15, 2008 (1)	-	-	10,346	4.78
February 19, 2008	30,000	5.20	-	-
March 10, 2008	70,000	4.98	-	-
May 28, 2008	3,000	2.77	3,000	2.77
August 15, 2008	100,000	5.05	-	-
August 18, 2008	50,000	4.96	-	-
August 18, 2008	35,000	4.81	-	-
February 17, 2009	35,000	4.73	-	-
November 5, 2009	50,000	4.30	-	-
December 4, 2009	50,000	3.79	-	-
June 15, 2010	1,064	6.05	1,314	6.30

	$599,064	4.69	$569,660	5.22

(1)	Callable quarterly, in whole or in part, at the discretion of the Federal Home Loan Bank of Chicago.

None of the Company’s borrowings have any related compensating balance requirements that restrict the use of Company assets.

Exclusive of the Federal Reserve Bank’s primary credit program, the Company had unused short-term credit lines available for use of $1.2 billion at December 31, 2007 and $1.5 billion at December 31, 2006. Unused lines as of December 31, 2007 include a $70.0 million short-term line of credit with another financial institution and $1.1 billion in available federal funds lines. The availability of the federal funds lines is subject to the liquidity position of other banks.

11.	SUBORDINATED DEBT

Subordinated Debt

(Dollar amounts in thousands)

	December 31,
	2007	2006
6.95% junior subordinated debentures due 2033 (1)	$130,174	$128,778
5.85% subordinated debt due 2016 (2)	99,908	99,896

Total subordinated debt	$230,082	$228,674

(1)

Included in the carrying value are unaccreted discounts of $130,000 as of December 31, 2007 and $135,000 as of December 31, 2006 and a basis adjustment related to fair value hedges of $1.4 million as of December 31, 2007 and $46,000 as of December 31, 2006. For additional discussion regarding the fair value hedges, refer to Note 12, “Derivative Instruments and Hedging Activities.”

(2)	Included in the carrying value is an unaccreted discount of $92,000 as of December 31, 2007 and $104,000 as of December 31, 2006.

In 2006, the Company issued $99.9 million of 10-year subordinated notes. The notes were issued at a discount and have a fixed coupon interest rate of 5.85%, per annum, payable semi-annually. The notes are not redeemable prior to maturity and are junior and subordinate to the Company’s senior indebtedness. For regulatory capital purposes, the notes qualify as Tier 2 Capital.

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

In accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), FMCT I qualifies as a variable interest entity for which the Company is not the primary beneficiary and therefore ineligible for consolidation. Accordingly, the trust is not consolidated in the Company’s financial statements. The subordinated debentures issued by the Company to the trust are included in the Company’s Consolidated Statements of Condition as “subordinated debt” with the corresponding interest distributions recorded as interest expense. The common shares issued by the trust are included in other assets in the Company’s Consolidated Statements of Condition.

Common Stock, Preferred Securities, and Related Debentures

(Dollar amounts and number of shares in thousands)

Issuance trust	First Midwest Capital Trust I
Issuance date	November 18, 2003
Common shares issued	3,866
Trust preferred securities issued (1)	125,000
Coupon rate (2)	6.95%
Maturity	December 1, 2033
Principal amount of debentures (3):
As of December 31, 2007	$ 130,174
As of December 31, 2006	$ 128,778

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

(3)

The Company has the right to redeem its debentures: (i) in whole or in part at any time and (ii) in whole at any time within 90 days after the occurrence of a “Tax Event,” an “Investment Company Act Event,” or a “Regulatory Capital Event,” (as defined in the indenture pursuant to which the debentures were issued), subject to regulatory approval. If the debentures are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments from the redemption date to the maturity date discounted at the Adjusted Treasury Rate (as defined in the indenture), plus any accrued but unpaid interest.

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

Credit risk occurs when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivatives, applying uniform credit standards maintained for all activities with credit risk, and collateralizing gains. The Company maintains a policy limiting credit exposure to any one counterparty to not more than 2.5% of stockholders’ equity. In addition, the Company has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains above an agreed-upon minimum threshold. On December 31, 2007, these collateral agreements covered 100% of the market value of the Company’s interest rate swaps outstanding. Net losses with counterparties must be collateralized, at the Company’s discretion, with either cash or U.S. Government and U.S. Government-sponsored agency securities. No cash or other collateral was required to be pledged as of December 31, 2007. As of December 31, 2006, the Company pledged cash of $3.0 million to collateralize net losses with counterparties.

Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations and expected lives presented in the following table are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31, 2007 and 2006.

Fair Value Hedge - During 2007 and 2006, the Company hedged the fair value of fixed rate real estate commercial loans through the use of pay fixed, receive variable interest rate swaps. The Company also hedged the fair value of fixed rate, junior subordinated debentures through the use of pay variable, receive fixed interest rate swaps. The Company recognized ineffectiveness on its fair value hedges of $12,000 in 2007 and $212,000 in 2006, which is included in other noninterest income in the Consolidated Statements of Income. No gains or losses were recognized related to components of derivative instruments that were excluded from the assessment of hedge ineffectiveness during 2006.

Cash Flow Hedges - During 2006, the Company hedged cash flow variability related to certain prime-based loans and broker repurchase agreements through the use of interest rate swaps. The Company did not have any cash flow hedges during 2007. The Company recognized no ineffectiveness on its cash flow hedges, and no gains or losses were recognized related to components of derivative instruments that were excluded from the assessment of hedge ineffectiveness during 2006.

Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. The Company had no derivatives used in cash flow hedging relationships as of December 31, 2007 and 2006.

See Note 15, “Comprehensive Income,” for further detail of the amounts included in accumulated other comprehensive income during 2006. Pretax losses of $481,000 in 2006 were reclassified out of accumulated other comprehensive income into interest expense as adjustments to interest payments on variable-rate funding products.

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

Interest Rate Derivatives Portfolio

(Dollar amounts in thousands)

	December 31,
	2007		2006
Fair Value Hedges
Related to junior subordinated fixed rate debt
Notional amount outstanding	$37,500		$37,500
Weighted-average interest rate received	6.95%		6.95%
Weighted-average interest rate paid	6.72%		6.96%
Weighted-average maturity (in years)	25.94		26.94
Derivative asset fair value	$1,661		$46
Method used to assess hedge effectiveness	Dollar offset	(1)	Dollar offset	(1)
Method used to calculate ineffectiveness	Change in fair value	(2)	Change in fair value	(2)

Related to fixed rate commercial loans
Notional amount outstanding	$10,468		$20,698
Weighted-average interest rate received	6.72%		6.29%
Weighted-average interest rate paid	6.83%		5.61%
Weighted-average maturity (in years)	8.69		6.13
Derivative asset (liability) fair value	$(401)		$160
Method used to assess hedge effectiveness	Shortcut		Shortcut
Method used to calculate ineffectiveness	N/A		N/A

(1)	In 2006, the Company de-designated the swap and re-designated the hedge to reflect use of the dollar-offset method to test for effectiveness.

(2)	The Company calculated ineffectiveness based on the change in fair value of the hedged item compared with the change in fair value of the hedging instrument.

13.	MATERIAL TRANSACTION AFFECTING STOCKHOLDERS’ EQUITY

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

14.	EARNINGS PER COMMON SHARE

Basic and Diluted Earnings Per Share

(Amounts in thousands, except per share data)

	Years ended December 31,
	2007	2006	2005
Net income	$80,159	$117,246	$101,377

Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	49,295	49,102	45,567
Dilutive effect of share-based awards	291	361	326
Dilutive effect of non-vested restricted stock awards	36	6	-

Weighted-average diluted common shares outstanding	49,622	49,469	45,893

Basic earnings per share	$1.63	$2.39	$2.22
Diluted earnings per share	$1.62	$2.37	$2.21

Options for which the exercise price of the option is greater than the average market price of the Company’s common stock are antidilutive and, therefore, not included in the computation of diluted earnings per share. Antidilutive shares excluded from diluted earnings per share totaled 823,800 shares for 2007, 469,700 shares for 2006, and 126,600 shares for 2005.

15.	COMPREHENSIVE INCOME

Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders’ equity that are not considered part of net income. Currently, the Company’s components of accumulated other comprehensive income are the unrealized gains (losses) on securities available-for-sale and on certain derivatives utilized in cash flow hedging strategies and changes in the funded status of the Company’s pension plan.

Components of Other Comprehensive Income

(Dollar amounts in thousands)

	Years ended December 31,
	2007			2006			2005
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available-for-sale:
Unrealized holding (losses) gains	$(47,370)	$(18,469)	$(28,901)	$6,390	$2,489	$3,901	$(32,595)	$(12,711)	$(19,884)
Less: Reclassification of net (losses) gains included in net income	(50,801)	(19,812)	(30,989)	4,269	1,666	2,603	(3,319)	(1,294)	(2,025)

Net unrealized holding gains (losses) (losses)	3,431	1,343	2,088	2,121	823	1,298	(29,276)	(11,417)	(17,859)

Derivatives used in cash flow hedging relationships:
Unrealized holding (losses)	-	-	-	(67)	(27)	(40)	(390)	(151)	(239)
Less: Reclassification of net (losses) gains included in net income	-	-	-	(481)	(188)	(293)	495	194	301

Net unrealized holding gains (losses)	-	-	-	414	161	253	(885)	(345)	(540)

Funded status of pension plan:
Unrealized holding gains	2,408	935	1,473	-	-	-	-	-	-

Total other comprehensive income (loss)	$5,839	$2,278	$3,561	$2,535	$984	$1,551	$(30,161)	$(11,762)	$(18,399)

Activity in Accumulated Other Comprehensive Income (Loss)

(Dollar amounts in thousands)

	Years ended December 31,
	Accumulated Unrealized Gains (Losses) on Securities Available-for- Sale	Accumulated Unrealized Gains (Losses) on Hedging Activities	Accumulated Unrealized (Losses) on Under-funded Pension Obligation	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2004	$9,828	$287	$-	$10,115
2005 other comprehensive (loss)	(17,859)	(540)	-	(18,399)

Balance, December 31, 2005	(8,031)	(253)	-	(8,284)
2006 other comprehensive income	1,298	253	-	1,551
Adjustment to initially apply SFAS No. 158	-	-	(8,555)	(8,555)

Balance, December 31, 2006	(6,733)	-	(8,555)	(15,288)
2007 other comprehensive income	2,088	-	1,473	3,561

Balance, December 31, 2007	$(4,645)	$-	$(7,082)	$(11,727)

16.	INCOME TAXES

Components of Income Taxes

(Dollar amounts in thousands)

	Years ended December 31,
	2007	2006	2005
Current tax expense (benefit):
Federal	$33,771	$29,774	$35,034
State	8,303	(172)	369

Total	42,074	29,602	35,403

Deferred tax (benefit) expense:
Federal	(17,792)	4,946	134
State	(10,429)	504	(1,085)

Total	(28,221)	5,450	(951)

Total income tax expense	$13,853	$35,052	$34,452

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded.

Deferred Tax Assets and Liabilities

(Dollar amounts in thousands)

	December 31,
	2007	2006
Deferred tax assets:
Reserve for loan losses	$21,630	$21,830
Unrealized losses	19,851	2,332
Deferred income	1,855	2,103
Accrued retirement benefits	2,844	2,029
State tax benefits	7,434	3,859
Other	4,932	4,032

Total deferred tax assets	58,546	36,185

Deferred tax liabilities:
Purchase accounting adjustments and intangibles	(8,161)	(8,434)
Dividends receivable	(4,480)	(8,903)
Deferred loan fees	(3,992)	(4,427)
Bond discount accretion	(3,249)	(2,463)
Depreciation	(2,744)	(1,358)
Other	(3,093)	(2,790)

Total deferred tax liabilities	(25,719)	(28,375)

Deferred tax valuation allowance	-	(3,204)

Net deferred tax assets	32,827	4,606
Tax effect of adjustments related to other comprehensive income	7,479	9,758

Net deferred tax assets including adjustments	$40,306	$14,364

At December 31, 2007, the Company had gross state net operating loss carryforwards of $144.3 million, which are available to offset future taxable income. These net operating losses are included in the deferred tax asset for state tax benefits and will begin to expire in 2015.

Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Condition. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Statements of Condition will be fully realized.

Components of Effective Tax Rate

	Years ended December 31,
	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income, net of interest expense disallowance	(14.2%)	(9.7%)	(7.4%)
State income tax, net of federal income tax effect	(1.5%)	0.1%	(0.3%)
Other, net	(4.6%)	(2.4%)	(1.9%)

Effective tax rate	14.7%	23.0%	25.4%

As of December 31, 2007, 2006, and 2005, the Company’s retained earnings included an appropriation for an acquired thrift’s tax bad debt reserves of approximately $2.5 million for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.

Uncertainty in Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Illinois, Indiana, and Iowa. The Company is no longer subject to examinations by U.S. federal, Indiana, or Iowa tax authorities for years prior to 2003 or by Illinois tax authorities for years prior to 2002.

During fourth quarter 2007, the State of Illinois (the “State”) completed audits of the Company’s 2002 and 2003 tax returns. As a result of these audits, the State has proposed certain adjustments related to the amount of income includable in the Illinois tax base.

The Company believes that the position taken by the State is without merit and has initiated the administrative appeals process. The Company believes that it is reasonably possible that the audits could be favorably resolved in the next 12 months, which would result in a decrease in unrecognized tax benefits in the range of $0 to $6.6 million.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company was not required to recognize any additional liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Rollforward of Unrecognized Tax Benefits

(Dollar amounts in thousands)

	Years ended December 31,
	2007	2006	2005
Balance at beginning of year	$7,734	$5,318	$4,325
Additions for tax positions relating to the current year	2,253	2,456	993
Lapse in statute of limitations	(99)	(40)	-

Balance at end of year	$9,888	$7,734	$5,318

Included in the balance at December 31, 2007 are $6.8 million of tax positions that would favorably affect the Company’s effective tax rate if recognized in future periods. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized interest, net of tax effect, and penalties of $497,000 in 2007, $229,000 in 2006, and $8,000 in 2005. The Company had accrued interest and penalties, net of tax effect, of $888,000 as of December 31, 2007 and $391,000 as of December 31, 2006. These amounts are not included in the unrecognized tax benefits rollforward presented above.

17.	EMPLOYEE BENEFIT PLANS

Savings and Profit Sharing Plan - The Company has a defined contribution retirement savings plan (the “Plan”), which allows qualified employees, at their option, to make contributions up to 45% of pre-tax base salary (15% for certain highly compensated employees) through salary deductions under Section 401(k) of the Internal Revenue Code. At the employees’ direction, employee contributions are invested among a variety of investment alternatives. For employees who make voluntary contributions to the Plan, the Company contributes an amount equal to 2% of the employee’s compensation. The Plan also permits the Company to distribute a discretionary profit-sharing component up to 15% of the employee’s compensation. The Company’s matching contribution vests immediately, while the discretionary component gradually vests over a period of 6 years based on the employee’s years of service. The cost of providing this plan was $4.8 million in 2007, $4.6 million in 2006, and $4.4 million in 2005. The number of shares of the Company common stock held by the Plan was 1,654,199 at December 31, 2007 and 1,793,103 at December 31, 2006. The fair value of Company shares held by the Plan was $50.6 million at December 31, 2007 and $69.4 million at December 31, 2006. The Plan received dividends of $2.0 million during both 2007 and 2006.

Pension Plan - The Company sponsors a noncontributory defined benefit retirement plan (the “Pension Plan”) covering substantially all full-time employees that provides for retirement benefits based on years of service and compensation levels of the participants. Effective April 1, 2007, the Pension Plan was amended to eliminate new enrollment of employees. Actuarially determined pension costs are charged to current operations. The Company’s funding policy is to contribute amounts to its plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate.

Pension Plan’s Cost and Obligations

(Dollar amounts in thousands)

	December 31,
	2007	2006
Accumulated benefit obligation	$32,439	$32,372

Change in benefit obligation:
Projected benefit obligation at beginning of year	$48,162	$48,118
Service cost	3,707	5,002
Interest cost	2,927	2,781
Actuarial losses (gains)	(1,686)	(3,407)
Benefits paid	(4,580)	(4,332)

Projected benefit obligation at end of year	$48,530	$48,162

Change in plan assets:
Fair value of plan assets of beginning of year	$40,557	$36,019
Actual return on plan assets	3,564	3,370
Benefits paid	(4,580)	(4,332)
Employer contributions	5,000	5,500

Fair value of plan assets at end of year	$44,541	$40,557

Funded Status	$(3,989)	$(7,605)

Amounts recognized in the consolidated statements of condition consist of:
Noncurrent pension liability	$(3,989)	$(7,605)

Amounts recognized in accumulated other comprehensive income:
Prior service cost	$18	$22
Net loss	11,576	14,001

Net amount recognized	$11,594	$14,023

Amounts expected to be amortized from other comprehensive income into net periodic benefit cost in the next fiscal year:
Prior service cost	$3	$3
Net loss	639	711

Net amount expected to be recognized	$642	$714

Weighted-average assumptions at the end of the year used to determine the actuarial present value of the projected benefit obligation:
Discount rate	6.50%	6.00%
Rate of compensation increase	4.50%	4.50%

Net Periodic Benefit Pension Expense

(Dollar amounts in thousands)

	Years ended December 31,
	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$3,707	$5,002	$4,419
Interest cost	2,927	2,781	2,380
Expected return on plan assets	(3,660)	(3,468)	(3,041)
Recognized net actuarial loss	837	1,158	944
Amortization of prior service cost	3	4	7

Net periodic cost	$3,814	$5,477	$4,709

Weighted-average assumptions used to determine the net periodic cost:
Discount rate	6.00%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%	4.50%

Pension Plan Asset Allocation

	Target Allocation 2008	Percentage of Plan Assets
		2007	2006
Asset Category:
Equity securities	50-60%	56%	57%
Fixed income	30-48%	41%	36%
Cash equivalents	2-10%	3%	7%

Total		100%	100%

Expected amortization of net actuarial losses - To the extent the cumulative actuarial losses included in accumulated other comprehensive income exceed 10% of the greater of the benefit obligation or the market-related value of the Pension Plan assets, the Company’s policy for amortizing the Pension Plan’s net actuarial losses into income is to amortize the actuarial losses over the future working life of the Pension Plan participants. Actuarial losses included in other comprehensive income as of December 31, 2007 totaled $11.6 million and represented 35.7% of the accumulated benefit obligation and 26.0% of the market value of plan assets. The amortization of the net actuarial loss is a component of the net periodic benefit cost. Amortization of the net actuarial losses and prior service cost included in other comprehensive income is not expected to have a material impact on the Company’s future results of operations, financial position, or liquidity.

Determination of expected long-term rate of return - The expected long-term rate of return for the Pension Plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% to 11% over the long-term, while cash and fixed income is expected to return between 4% and 6%. Based on historical experience, the Company’s Retirement Plans Committee (the “Committee”) expects that the Plan’s asset managers will provide a modest (0.5% - 1% per annum) premium to their respective market benchmark indices.

Investment policy and strategy - The investment objective of the Plan is to maximize the return on Plan assets over a long time horizon, while meeting the Plan obligations. In establishing its investment policies and asset allocation strategies, the Company considers expected returns and the volatility associated with different strategies. The policy, as established by the Committee, is to provide for growth of capital with a moderate level of volatility by investing assets per the target allocations stated above. The Committee decided to invest in traditional publicly traded securities and not alternative asset classes such as private equity, hedge funds, and real estate. The assets are reallocated as needed by the fund manager to meet the above target allocations, and the investment policy is reviewed on a quarterly basis, under the advisement of a certified investment advisor, to determine if the policy should be changed.

Based on the actuarial assumptions, the Company expects to make a $5.0 million employer contribution to the Pension Plan in 2008. Estimated future pension benefit payments, which reflect expected future service, for fiscal years 2008 through 2017, are as follows.

Estimated Future Pension Benefit Payments

(Dollar amounts in thousands)

Total
Year ending December 31,
2008	$1,069
2009	594
2010	894
2011	2,489
2012	2,663
2013-2017	18,282

18.	SHARE-BASED COMPENSATION

Share-Based Plans

Omnibus Stock and Incentive Plan (the “Omnibus Plan”) - In 1989, the Board of Directors of the Company adopted the Omnibus Plan, which allows for the granting of both incentive and non-statutory (“nonqualified”) stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, and performance shares to certain key employees. The total number of shares of the Company’s common stock authorized for awards under the Omnibus Plan, as amended, is 6,431,641 of which 325,000 shares may be granted in restricted stock. As of December 31, 2007, 850,572 stock options and 251,348 restricted stock/unit awards remain available for grant.

Since the inception of the Omnibus Plan, in February of each year, certain key employees have been granted nonqualified stock options. The option exercise price is set at the fair market value of the Company’s common stock on the date the options are granted. The fair market value is defined as the average of the high and low stock price on the date of grant. All options have a term of ten years from the date of grant, include reload features, and are non-transferable except to family members, family trusts, or partnerships. Options vest over three years (subject to accelerated vesting in the event of death, disability, or a change-in-control, as defined in the Omnibus Plan), with 50% exercisable after two years from the date of grant and the remaining 50% exercisable three years after the date of grant.

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

Nonemployee Directors Stock Option Plan (the “Directors Plan”) - In 1997, the Board of Directors of the Company adopted the Directors Plan, which provides for the granting of nonqualified stock options to nonmanagement Board members of the Company. A maximum of 281,250 shares of common stock are authorized for grant under the Directors Plan with 44,383 shares remaining available for grant as of December 31, 2007. The exercise price of the options is equal to the fair market value of the common stock on the date of grant. All options have a term of ten years from the date of grant and become exercisable one year from the date of grant subject to accelerated vesting in the event of retirement, death, disability, or change-in-control, as defined in the Directors Plan. Options are granted annually at the first regularly scheduled Board meeting in each calendar year (generally in February). Directors elected during the service year are granted options on a pro-rata basis to those granted to the directors at the start of the service year.

Both the Omnibus Plan and the Directors Plan have been submitted to and approved by the stockholders of the Company.

Accounting Treatment Prior to Adoption of SFAS No. 123R

Prior to January 1, 2006, the Company accounted for these plans based on the intrinsic value method set forth in APB 25 and related interpretations, as permitted by SFAS No. 123. Under APB 25, no compensation expense was recognized in the Consolidated Statements of Income prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The following table presents the pro forma net income and earnings per share disclosures for the year ended December 31, 2005, as if compensation cost for stock options, net of related tax effects, was determined under the fair value method and amortized to expense over the options’ vesting periods.

Pro Forma Net Income and Earnings Per Share

(Dollar amounts in thousands, except per share data)

Year ended December 31, 2005
Net income, as reported	$101,377
Less: pro forma expense related to options, net of tax	(1,661)

Pro forma net income	$99,716

Basic earnings per share:
As reported	$2.22
Pro forma	$2.19
Diluted earnings per share:
As reported	$2.21
Pro forma	$2.17

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

Effect of Recording Share-Based Compensation Expense

(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2007	2006
Stock option expense	$2,804	$2,783
Restricted stock/unit award expense	1,467	802

Total share-based compensation expense	4,271	3,585
Income tax benefit	1,495	1,398

Share-based compensation expense, net of tax	$2,776	$2,187

Basic earnings per share	$0.06	$0.04
Diluted earnings per share	$0.06	$0.04
Cash flows used in operating activities	$(361)	$(924)
Cash flows provided by financing activities	$361	$924

The preceding table includes the cash flow effects of excess tax benefits on operating and financing cash flows. SFAS No. 123R requires that cash flows resulting from the tax benefits of tax deductions in excess of recognized compensation expense be reported as financing cash flows, rather than as operating cash flows as required under prior accounting rules. While total cash flow remains unchanged, this requirement reduces operating cash flows and increases net financing cash flows by the same amount in periods after adoption.

Stock Options

Nonqualified Stock Option Transactions

(Number of shares in thousands)

	Year ended December 31, 2007
	Options	Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)
Outstanding at beginning of year	2,425	$29.94
Granted	518	38.50
Exercised	(199)	25.17
Forfeited	(59)	34.82
Expired	(22)	36.83

Outstanding at end of period	2,663	$31.79	6.11	$4,919

Ending vested and expected to vest	2,541	$31.59	6.00	$4,919
Exercisable at end of period	1,547	$28.84	4.49	$4,919

(1)	Represents the average contractual life remaining in years.

(2)

Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the year and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on December 31, 2007. This amount will fluctuate with changes in the fair market value of the Company’s common stock.

Stock Option Valuation Assumptions - In accordance with the provisions of SFAS No. 123R, the Company estimates the fair value of stock options at the date of grant using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table.

Stock Option Valuation Assumptions

	Years ended December 31,
	2007	2006	2005	2004
Expected life of the option (in years)	5.8	5.7	6.0	3.0
Expected stock volatility	16%	18%	19%	19%
Risk-free interest rate Risk-free interest rate	4.63%	4.56%	4.08%	2.61%
Expected dividend yield	3.08%	2.92%	2.75%	2.66%
Weighted-average fair value of options at their grant date	$6.03	$5.95	$6.11	$3.90

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

Share-based compensation expense for stock options was $2.8 million for the years ended December 31, 2007 and December 31, 2006. At December 31, 2007, $2.7 million of total unrecognized compensation expense related to nonvested stock options is expected to be recognized over a weighted-average period of 0.9 years.

Other Stock Option Activity

(Dollar amounts in thousands)

	Years ended December 31,
	2007	2006	2005
Total intrinsic value of stock options exercised	$2,219	$3,991	$2,446
Cash received from stock options exercised	$4,139	$4,619	$4,094
Income tax benefit realized from stock options exercised	$1,330	$2,036	$972

No stock option award modifications were made during 2007 and 2006. In 2005, the Company recognized $14,000 in additional compensation cost as a result of accelerated vesting on 15,677 options held by two directors. The 2005 award modifications were made pursuant to the retirement and termination provisions of the Directors Plan.

The Company issues treasury shares to satisfy stock option exercises and restricted stock award releases.

Restricted Stock and Restricted Unit Awards

Restricted Stock/Unit Award Transactions

(Amounts in thousands, except per share data)

	Years ended December 31,
	2007		2006
Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock awards at beginning of year	24	$36.48	-	$-
Granted	30	36.40	24	36.48
Vested	(13)	36.47	-	-
Forfeited	(2)	36.48	-	-

Nonvested restricted stock awards at end of period	39	$36.42	24	$36.48

	Year ended December 31,2007
Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)
Nonvested restricted stock unit awards at beginning of year	14	$36.48
Granted	18	36.40
Vested	(7)	36.48
Forfeited	-	-

Nonvested restricted stock unit awards at end of period	25	$36.42	0.80	$756

Ending vested and expected to vest	25	$36.42	0.80	$756

(1)	Represents the average contractual life remaining in years.

(2)

Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the year and the award purchase price of zero, multiplied by the number of units) that the grantee(s) would have received if the outstanding restricted stock unit awards had vested on December 31, 2007. This amount will fluctuate with changes in the fair market value of the Company’s common stock.

The fair value of restricted stock/unit awards is determined based on the average of the high and low stock price on the date of grant and is recognized as compensation expense over the vesting period. Share-based compensation expense for restricted stock/unit awards totaled $1,467,000 for the year ended December 31, 2007 and $802,000 for the year ended December 31, 2006. At December 31, 2007, $684,000 of total unrecognized compensation expense related to nonvested restricted stock awards is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of restricted stock/unit awards vested totaled $664,000 for the year ended December 31, 2007 and zero for the year ended December 31, 2006. The income tax benefit realized from the vesting/release of restricted stock/unit awards totaled $232,000 for the year ended December 31, 2007 and zero for the year ended December 31, 2006. In addition, the cash paid to settle restricted stock unit awards totaled $238,000 for the year ended December 31, 2007 and zero for the year ended December 31, 2006.

The restricted stock unit agreements issued under the Omnibus Plan contain a provision under which the restrictions lapse upon the retirement of the grantee, defined as termination of service upon the attainment of age 60 or later. As a result of this provision, if a grantee is 60 years of age or older on the date of grant, all compensation costs are expensed on the date of grant. At December 31, 2007, there was no remaining unrecognized compensation expense for nonvested restricted stock units as the grantee(s) of these awards have attained the age of 60 or older and accordingly, all costs have been fully recognized immediately upon issuance.

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

On February 15, 1989, the Board of Directors of the Company adopted a Stockholder Rights Plan. Pursuant to that Plan, the Company declared a dividend, paid March 1, 1989, of one right (“Right”) for each outstanding share of the Company common stock held on record on March 1, 1989 pursuant to a Rights Agreement dated February 15, 1989. The Rights Agreement was amended and restated on November 15, 1995 and again on June 18, 1997 to exclude an acquisition. As amended, each right entitles the registered holder to purchase from the Company 1/100 of a share of Series A Preferred Stock for a price of $150, subject to adjustment. The Rights will be exercisable only if a person or group has acquired, or announces the intention to acquire, 10% or more of the Company’s outstanding shares of common stock. The Company is entitled to redeem each Right for $0.01, subject to adjustment, at any time prior to the earlier of the tenth business day following the acquisition by any person or group of 10% or more of the outstanding shares of the Company common stock or the expiration date of the Rights. The rights agreement was amended on November 14, 2005 to extend the expiration date to November 15, 2015.

As a result of the Rights distribution, 600,000 of the 1,000,000 shares of authorized preferred stock were reserved for issuance as Series A Preferred Stock.

20.	REGULATORY AND CAPITAL MATTERS

The Company and its subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Bank is required to maintain reserves against deposits. Reserves are held either in the form of vault cash or non-interest-bearing balances maintained with the Federal Reserve Bank and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances totaling $58.2 million at December 31, 2007 and $54.0 million at December 31, 2006 were maintained in fulfillment of these requirements.

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

The principal source of cash flow for the Company is dividends from the Bank. Various federal and state banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by the Bank. Future payment of dividends by the Bank is dependent upon individual regulatory capital requirements and levels of profitability. Without prior regulatory approval, the Bank can initiate aggregate dividend payments in 2008 of an amount equal to its net profits for 2008, as defined by statute, up to the date of any such dividend declaration plus retained net income of the prior two years. Since the Company is a legal entity, separate and distinct from its subsidiaries, the dividends of the Company are not subject to such bank regulatory guidelines.

The Company and the Bank are also subject to various capital requirements set up and administered by the federal banking agencies. Under capital adequacy guidelines, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components of capital and assets, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to adjusted average assets (as defined). Failure to meet minimum capital requirements could initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. As of December 31, 2007, the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Federal Reserve Board (“FRB”), the primary regulator of the Company and the Bank, establishes minimum capital requirements that must be met by member institutions. As of December 31, 2007, the most recent regulatory notification classified the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification.

The following table presents the Company’s and the Bank’s measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as adequately capitalized and as “well capitalized.”

Summary of Capital Ratios

(Dollar amounts in thousands)

	First Midwest Actual		Adequately Capitalized		“Well Capitalized” for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2007:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$734,261	11.73%	$500,735	8.00%	$625,919	10.00%
First Midwest Bank	656,376	10.56	497,178	8.00	621,473	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	572,553	9.15	250,368	4.00	375,552	6.00
First Midwest Bank	594,576	9.57	248,589	4.00	372,884	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	572,553	7.46	230,133	3.00	383,555	5.00
First Midwest Bank	594,576	7.79	228,857	3.00	381,428	5.00

As of December 31, 2006:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$761,021	12.16%	$500,799	8.00%	$625,998	10.00%
First Midwest Bank	682,160	10.96	498,042	8.00	622,552	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	598,755	9.56	250,399	4.00	375,599	6.00
First Midwest Bank	619,790	9.96	249,021	4.00	373,531	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	598,755	7.29	246,235	3.00	410,391	5.00
First Midwest Bank	619,790	7.58	245,141	3.00	408,568	5.00

21.	COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

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

Contractual or Notional Amounts of Financial Instruments

(Dollar amounts in thousands)

	December 31,
	2007	2006
Commitments to extend credit:
Home equity lines	$266,582	$314,714
All other commitments	1,135,612	1,135,237
Letters of credit:
Standby	128,281	170,740
Commercial	427	2,281
Recourse on assets securitized	13,252	17,771

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. The carrying value of the Company’s standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $669,000 as of December 31, 2007 and $837,000 as of December 31, 2006. As of December 31, 2007, standby letters of credit had a remaining weighted-average term of approximately 9.1 months, with remaining actual lives ranging from less than 1 year to 7.5 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in 2004, the Company is obligated by agreement to repurchase at recorded value any nonperforming loans, defined as loans past due greater than 90 days. The aggregate recorded value of securitized loans subject to this recourse obligation was $13.3 million as of December 31, 2007 and $17.8 million as of December 31, 2006. Per its agreement, the Company’s recourse obligation is capped at $2.2 million and will end on November 30, 2011. The carrying value of the Company’s recourse liability, which is included in other liabilities in the Consolidated Statements of Condition, totaled $148,000 as of December 31, 2007 and December 31, 2006.

Legal Proceedings

As of December 31, 2007, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of December 31, 2007.

22.	VARIABLE INTEREST ENTITIES

A variable interest entity (“VIE”) is a partnership, limited liability company, trust, or other legal entity that does not have sufficient equity to permit it to finance its activities without additional subordinated financial support from other parties, or whose investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are: (i) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (ii) the obligation to absorb the expected losses of an entity if they occur; and (iii) the right to receive the expected residual returns of the entity, if they occur.

FIN 46R addresses the consolidation of VIEs. Under FIN 46R, VIEs are consolidated by the party who is exposed to a majority of the VIE’s expected losses and/or residual returns (i.e., the primary beneficiary). The following summarizes the VIEs in which the Company has a significant interest and discusses the accounting treatment applied pursuant to FIN 46R.

The Company owns 100% of the common stock of a business trust that was formed in November 2003 to issue trust preferred securities to third party investors. The trust’s only assets as of December 31, 2007 were the $128.7 million principal balance of the debentures issued by the Company and the related interest receivable of $746,000 that were acquired by the trust using proceeds from the issuance of preferred securities and common stock. The trust meets the definition of a VIE, but the Company is not the primary beneficiary of the trust. Accordingly, the trust is not consolidated in the Company’s financial statements. The subordinated debentures issued by the Company to the trust are included in the Company’s Consolidated Statements of Condition as “Subordinated debt.”

The Company holds interests in 3 trust preferred capital security issuances. Although these investments may meet the definition of a VIE, the Company is not the primary beneficiary. The Company accounts for its interest in these investments as available-for-sale securities. The Company’s maximum exposure to loss is limited to its investment in these VIEs, which at December 31, 2007 had a total book value of $305,000 and market value of $257,000.

The Company has a significant limited partner interest in 12 low-income housing tax credit partnerships and limited liability corporations, which were acquired at various times from 1997 to 2004. These entities meet the definition of a VIE. Since the Company is not the primary beneficiary of the entities, it will continue to account for its interest in these partnerships using the cost method. Exposure to loss as a result of its involvement with these entities is limited to the approximately $5.2 million book basis of the Company’s investment, less $2.0 million that the Company is obligated to pay but has not yet funded.

23.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. GAAP requires disclosure of the estimated fair values of certain financial instruments, both assets and liabilities, on and off-balance sheet, for which it is practical to estimate the fair value. Because the estimated fair values provided herein exclude disclosure of the fair value of certain other financial instruments and all non-financial instruments, any aggregation of the estimated fair value amounts presented would not represent the underlying value of the Company. Examples of non-financial instruments having significant value include the future earnings potential of significant customer relationships and the value of the Company’s trust division operations and other fee-generating businesses. In addition, other significant assets including property, plant, and equipment and goodwill are not considered financial instruments and, therefore, have not been valued.

Various methodologies and assumptions have been utilized in management’s determination of the estimated fair value of the Company’s financial instruments, which are detailed below. The fair value estimates are made at a discrete point in time based on relevant market information. Because no market exists for a significant portion of these financial instruments, fair value estimates are based on judgments regarding future expected economic conditions, loss experience, and risk characteristics of the financial instruments. These estimates are subjective, involve uncertainties, and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following methods and assumptions were used in estimating the fair value of financial instruments.

Short-Term Financial Assets and Liabilities - For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks, funds sold and other short-term investments, mortgages held for sale, corporate owned life insurance, accrued interest receivable, and accrued interest payable.

Trading Securities - The fair value of trading securities is based on quoted market prices.

Securities Available-for-Sale and Held-to-Maturity - The fair value of securities is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Subordinated Debts - The fair value of subordinated debt was determined using available market quotes.

Derivative Assets and Liabilities - The fair value of derivative instruments are based either on cash flow projection models acquired from third parties or observable market price.

Standby Letters of Credit - The fair value of standby letters of credit represent deferred fees arising from the related off-balance sheet financial instruments. These deferred fees approximate the fair value of these instruments and are based on several factors, including the remaining terms of the agreement and the credit standing of the customer.

Commitments - Given the limited interest rate exposure posed by the commitments outstanding at year-end due to their general variable nature, combined with the general short-term nature of the commitment periods entered into, termination clauses provided in the agreements, and the market rate of fees charged, the Company has estimated the fair value of commitments outstanding to be immaterial.

Financial Instruments

(Dollar amounts in thousands)

	December 31,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$193,792	$193,792	$209,825	$209,825
Funds sold and other short-term investments	1,045	1,044	5,081	5,081
Mortgages held for sale	394	394	4,760	4,760
Trading account securities	18,352	18,352	15,878	15,878
Securities available-for-sale	2,134,813	2,134,813	2,442,674	2,442,674
Securities held-to-maturity	97,671	97,931	91,380	91,602
Loans, net of reserve for loan losses	4,901,872	4,948,443	4,946,574	4,908,430
Accrued interest receivable	48,971	48,971	54,015	54,015
Investment in corporate owned life insurance	203,535	203,535	196,598	196,598
Derivative assets	1,260	1,260	206	206
Financial Liabilities:
Deposits	$5,778,861	$5,784,191	$6,167,216	$6,164,231
Borrowed funds	1,264,228	1,265,425	1,182,268	1,182,161
Subordinated debt	230,082	212,533	228,674	236,566
Accrued interest payable	16,843	16,843	20,429	20,429
Standby letters of credit	669	669	837	837

24.    SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental Disclosures to the Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Years ended December 31,
	2007	2006	2005
Income taxes paid	$40,133	$27,498	$32,338
Interest paid to depositors and creditors	240,418	217,314	124,693
Non-cash transfers of loans to foreclosed real estate	8,931	3,650	1,326
Dividends declared but unpaid	15,045	14,779	12,502
Non-cash transfer of loans to securities available-for-sale	-	105,976	-

25.    RELATED PARTY TRANSACTIONS

The Company, through the Bank, has made loans and had transactions with certain of its directors and executive officers. However, all such loans and transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. The Securities and Exchange Commission has determined that, with respect to the Company and its significant subsidiaries, disclosure of borrowings by directors and executive officers and certain of their related interests should be made if the loans are greater than 5% of stockholders’ equity, in the aggregate. These loans aggregating $4.8 million at December 31, 2007 and $3.2 million at December 31, 2006 were not greater than 5% of stockholders’ equity at December 31, 2007 or 2006, respectively.

26.    CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company.

Statements of Condition

(Parent Company only)

(Dollar amounts in thousands)

	December 31,
	2007	2006
Assets
Cash and interest-bearing deposits	$79,699	$88,603
Investment in and advances to subsidiaries	861,841	887,953
Goodwill	10,358	10,358
Other assets	43,843	33,601

Total assets	$995,741	$1,020,515

Liabilities and Stockholders’ Equity
Subordinated debt	$230,082	$228,674
Accrued expenses and other liabilities	41,684	40,827
Stockholders’ equity	723,975	751,014

Total liabilities and stockholders’ equity	$995,741	$1,020,515

Statements of Income

(Parent Company only)

(Dollar amounts in thousands)

	Years ended December 31,
	2007	2006	2005
Income
Dividends from subsidiaries	$123,520	$154,660	$84,980
Interest income	3,624	2,379	1,293
Security transactions and other income	1,443	1,369	1,155

Total income	128,587	158,408	87,428

Expenses
Interest expense	14,969	13,719	9,014
Salaries and employee benefits	9,122	8,148	3,706
Amortization of intangible assets	-	372	167
Other expenses	3,900	7,085	4,457

Total expenses	27,991	29,324	17,344

Income before income tax expense and equity in undistributed income of subsidiaries	100,596	129,084	70,084
Income tax benefit	9,009	9,202	5,211

Income before undistributed income of subsidiaries	109,605	138,286	75,295
Equity in undistributed income of subsidiaries	(29,446)	(21,040)	26,082

Net income	$80,159	$117,246	$101,377

Statements of Cash Flows

(Parent Company only)

(Dollar amounts in thousands)

	Years ended December 31,
	2007	2006	2005
Operating Activities
Net income	$80,159	$117,246	$101,377
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiaries	29,446	21,040	(26,082)
Depreciation of premises, furniture, and equipment	10	30	21
Net gains on sales of securities	-	-	(4)
Net losses on sales of fixed assets	23	-	-
Tax benefit from exercise of nonqualified stock options	1,201	1,112	972
Net amortization of other intangibles	-	372	167
Net increase in other assets	(4,353)	(1,857)	(3,937)
Net increase (decrease) in other liabilities	1,935	(970)	2,606

Net cash provided by operating activities	108,421	136,973	75,120

Investing Activities
Purchases of securities available-for-sale	(2,200)	(1,123)	(76)
Proceeds from sales of securities available-for-sale	-	4	141
Purchase of other assets, net of sales	25	(17)	(8)
Acquisition, net of cash acquired	-	(306,005)	-

Net cash (used in) provided by investing activities	(2,175)	(307,141)	57

Financing Activities
Proceeds from the issuance of subordinated debt	-	99,887	-
Proceeds from the issuance of common stock	-	143,623	-
Net purchases of treasury stock	(61,733)	(844)	(29,996)
Cash dividends paid	(58,499)	(53,757)	(44,828)
Exercise of stock options	4,721	4,610	4,108
Excess tax benefit from exercise of nonqualified stock options	361	924	-

Net cash (used in) provided by financing activities	(115,150)	194,443	(70,716)

Net (decrease) increase in cash and cash equivalents	(8,904)	24,275	4,461
Cash and cash equivalents at beginning of year	88,603	64,328	59,867

Cash and cash equivalents at end of year	$79,699	$88,603	$64,328

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chairman of the Board and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective based on the specified criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2007, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Midwest Bancorp, Inc.:

We have audited First Midwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Midwest Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First Midwest Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Midwest Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of First Midwest Bancorp, Inc. and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Ernst & Young LLP
Chicago, Illinois
February 26, 2008

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company’s executive officers are elected annually by the Company’s Board of Directors, and the Bank’s executive officers are elected annually by the Bank’s Board of Directors. Certain information regarding the Company’s and the Bank’s executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
John M. O’Meara (62)	Chairman of the Board and Chief Executive Officer of the Company as well as Chairman and Chief Executive Officer of the Bank. Previously, since 2003, Mr. O’Meara served as the Company’s President and Chief Executive Officer, before which he served as the Company’s Chief Operating Officer and as Chairman and Chief Executive Officer of the Bank. Mr. O’Meara has over 38 years of experience in the banking and financial institution industry. John M. O’Meara is the brother of Robert P. O’Meara, current Vice Chairman of the Company’s Board.	1987

Kent S. Belasco (56)	Executive Vice President and Chief Information Officer of the Bank.	2004

Paul F. Clemens (55)	Executive Vice President and Chief Financial Officer of the Company; prior thereto, Senior Vice President, Chief Accounting Officer, and Principal Accounting Officer of the Company since 2006; prior thereto, Chief Financial Officer of the western Michigan market of Fifth Third Bank.	2006

Michael J. Kozak (56)	Executive Vice President and Chief Credit Officer of the Bank since 2004; prior thereto, Senior Vice President, Regional Credit Officer of the Bank.	2004

Cynthia A. Lance (39)	Executive Vice President and Corporate Secretary since 2007; prior thereto, Assistant General Counsel of CBOT Holdings, Inc. since 2006, and Assistant General Counsel of NYSE Group, Inc. (formerly Archipelago Holdings, Inc.) from 2004 to 2006; and prior thereto, corporate attorney for the Chicago law office of Sonnenschein, Nath and Rosenthal.

Thomas J. Schwartz (58)	Executive Vice President of the Company and President and Chief Operating Officer of the Bank since 2007; prior thereto, Group President, Commercial Banking of the Bank.	2002

Michael L. Scudder (47)	President and Chief Operating Officer of the Company and Group Executive Vice Present of the Bank since 2007; prior thereto, Executive Vice President and Chief Financial Officer of the Company and Group Executive Vice President and Chief Financial Officer of the Bank.	2002

Janet M. Viano (52)	Group President, Retail Banking of the Bank.	2002

Stephanie R. Wise (40)	Executive Vice President, Business and Institutional Services since 2003; prior thereto, Executive Vice President, E-Commerce Division Manager of the Bank.	2004

Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, will be in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be held on May 21, 2008, which will be filed within 120 days of the end of our fiscal year ended December 31, 2007 (the “2008 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation will be in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Accounting Firm.

Consolidated Statements of Condition as of December 31, 2007 and 2006.

Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005.

Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

The schedules for the Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(a)(3)	Exhibits

See Exhibit Index beginning on the following page.

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3 to the Quarterly Report on Form 10-Q dated March 31, 2002.

3.2	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K dated August 15, 2007.

4.1	Amended and Restated Rights Agreement, Form of Rights Certificate and Designation of Series A Preferred Stock of the Company, dated November 15, 1995, is incorporated herein by reference to Exhibits (1) through (3) of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 21, 1995.

4.2	First Amendment to Rights Agreements, dated June 18, 1997, is incorporated herein by reference to Exhibit 4 of the Company’s Amendment No. 2 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 30, 1997.

4.3	Amended Certificate of Designation of Series A Preferred Stock, dated June 17, 1998, is incorporated herein by reference to Exhibit 4 to the Quarterly Report of the Company on Form 10-Q dated June 30, 1998.

4.4	Amendment No. 2 to Rights Agreements, dated November 14, 2005, is incorporated herein by reference to Exhibit 4.1 of the Company’s Amendment No. 3 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2005.

4.5	Amended and Restated Declaration of Trust of First Midwest Capital Trust I dated November 18, 2003 is incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K dated December 31, 2003.

4.6	Indenture dated as of November 18, 2003 is incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K dated December 31, 2003.

4.7	Series A Capital Securities Guarantee Agreement dated November 18, 2003 is incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K dated December 31, 2003.

10.1	Revolving Credit Agreement by and between First Midwest Bancorp, Inc. and M&I Marshall & Illsley Bank dated April 26, 2004 is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated June 30, 2004.

10.2	Change in Terms Agreement to the Revolving Credit Agreement by and between First Midwest Bancorp, Inc. and M&I Marshall & Illsley Bank is herein incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated May 18, 2005.

10.3	Amendment and Waiver to the Revolving Credit Agreement by and between First Midwest Bancorp, Inc. and M&I Marshall & Illsley Bank is incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated December 31, 2005.

10.4	Extension Note to the Revolving Credit Agreement by and between First Midwest Bancorp, Inc. and M&I Marshall & Illsley Bank is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2007.

10.5	Amendment to the Revolving Credit Agreement by and between First Midwest Bancorp, Inc. and M&I Marshall & Illsley Bank is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 14, 2007.

10.6	Savings and Profit Sharing Plan as Amended and Restated is incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q dated June 30, 2007.

10.7	Short-term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated June 30, 2006.

10.8	Restated Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.9	Amendment to the Restated Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly report on form 10-Q dated June 30, 2006.

10.10	Amended and Restated Non-Employee Directors’ 1997 Stock Option Plan is incorporated herein by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated September 30, 2000.

10.11	Amendment to the Amended and Restated Non-Employee Directors’ 1997 Stock Option Plan is herein incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated June 30, 2003.

10.12	Restated Nonqualified Stock Option-Gain Deferral Plan.

10.13	Restated Deferred Compensation Plan for Nonemployee Directors.

10.14	Restated Nonqualified Retirement Plan.

10.15	Form of Letter Agreement for Nonqualified Stock Option Grant executed between the Company and the executive officers of the Company pursuant to the Company’s Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2007.

10.16	Form of Letter Agreement for Nonqualified Stock Option Grant executed between the Company and the directors of the Company pursuant to the Company’s Non-Employee Directors’ Stock Option Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2007.

10.17	Form of Letter Agreement for Restricted Stock Units Award executed between the Company and the executive officers of the Company pursuant to the Company’s Omnibus Stock and Incentive Plan.

10.18	Form of Letter Agreement for Restricted Stock Award executed between the Company and the executive officers of the Company pursuant to the Company’s Omnibus Stock and Incentive Plan.

10.19	Form of Indemnification Agreement executed between the Company and executive officers and directors of the Company is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2007.

10.20	Form of Class I Employment Agreement between the Company and John M. O’Meara is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2007.

10.21	Form of Class IA Employment Agreement between the Company and Michael L. Scudder and Thomas J. Schwartz is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2007.

10.22	Form of Class II Employment Agreement between the Company and certain executive officers is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2007.

10.23	Retirement and Consulting Agreement and Continuing Participant Agreement to the Omnibus Stock and Incentive Plan executed between the Company and former executive of the Company is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K dated December 31, 2002.

10.24	Retirement and Consulting Agreements executed between the Company and former executive of the Company is incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2007.

10.25	Form of Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated December 31, 1991.

10.26		Form of Amendment to Split-Dollar Life Insurance Agreements executed between the Company and certain executive officers of the Company is incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K dated December 31, 1992.

10.27		Summary of Executive Compensation is incorporated herein by reference to Exhibit 99 to the Company’s Current Report on Form 8-K dated February 6, 2006.

10.28		Summary of Executive Compensation is incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 22, 2006.

10.29		Summary of Executive Compensation

10.30		Summary of Director Compensation

11		Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 13 of the Company’s Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this document.

12		Statement re: Computation of Ratio of Earnings to Fixed Charges.

14.1		Code of Ethics and Standards of Conduct

14.2		Code of Ethics for Senior Financial Officers

21		Subsidiaries of the Registrant.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

31.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

32.1	(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

32.2	(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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
John M. O’Meara Chairman of the Board and Chief Executive Officer

February 25, 2008

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on February 25, 2008.

Signatures

/S/ JOHN M. O’MEARA John M. O’Meara	Chairman of the Board and Chief Executive Officer

/S/ ROBERT P. O’MEARA Robert P. O’Meara	Vice Chairman of the Board

/S/ PAUL F. CLEMENS Paul F. Clemens	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer

/S/ VERNON A. BRUNNER Vernon A. Brunner	Director

/S/ BRUCE S. CHELBERG Bruce S. Chelberg	Director

/S/ JOHN F. CHLEBOWSKI, JR. John F. Chlebowski, Jr.	Director

/S/ JOSEPH W. ENGLAND Joseph W. England	Director

/S/ BROTHER JAMES GAFFNEY, FSC Brother James Gaffney, FSC	Director

/S/ THOMAS M. GARVIN Thomas M. Garvin	Director

/S/ PATRICK J. MCDONNELL Patrick J. McDonnell	Director

/S/ JOHN E. ROONEY John E. Rooney	Director

/S/ ELLEN A. RUDNICK Ellen A. Rudnick	Director

/S/ JOHN L. STERLING John L. Sterling	Director

/S/ J. STEPHEN VANDERWOUDE J. Stephen Vanderwoude	Director