Form 10-Q
period 2008-03-31
FIRST MIDWEST BANCORP INC
filed 2008-05-12
CIK 702325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________ FORM 10-Q (Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2008
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.
Commission File Number 0-10967 _______________ FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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
As of May 8, 2008, there were 48,563,201 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS
Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition	4*
	Consolidated Statements of Income	5*
	Consolidated Statements of Changes in Stockholders' Equity	6*
	Consolidated Statements of Cash Flows	7*
	Notes to Consolidated Financial Statements	8*

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16*

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29*

Item 4.	Controls and Procedures	30*

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31*

Item 1A.	Risk Factors	31*

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31*

Item 3.	Defaults Upon Senior Securities	31*

Item 4.	Submission of Matters to a Vote of Security Holders	31*

Item 5.	Other Information	31*

Item 6.	Exhibits	32*

First Midwest Bancorp, Inc. is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the greater Chicago suburban area as well as central and western Illinois. Our principal subsidiary is First Midwest Bank, which provides a broad range of commercial and retail banking services to consumer, commercial and industrial, and public or governmental customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that truly fulfill those financial needs.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"), and we make this information available free of charge on or through the investor relations section of our web site at www.firstmidwest.com/aboutinvestor_overview.asp. The following are also posted on our web site or available in print upon the request of any stockholder to our Corporate Secretary:

* Certificate of Incorporation

* Company By-laws

* Charters for our Audit, Compensation, and Nominating and Corporate Governance Committees

* Related Person Transaction Policies and Procedures

* Corporate Governance Guidelines

* Code of Ethics and Standards of Conduct (the "Code"), which governs our directors, officers, and employees

* Code of Ethics for Senior Financial Officers.

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions and may include projections relating to our future financial performance including our growth strategies and anticipated trends in our business. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, you should refer to our Annual Report on Form 10-K for the year ended December 31, 2007, including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Results of Operations," as well as our subsequent periodic and current reports, filed with the SEC. These risks and uncertainties are not exhaustive however. Other sections of this report describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

PART 1. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands)
	March 31, 2008	December 31, 2007

	(Unaudited)
Assets
Cash and due from banks	$171,037	$193,792
Federal funds sold and other short-term investments	1,808	1,045
Mortgages held for sale	-	394
Trading account securities	17,305	18,352
Securities available-for-sale, at market value	2,100,602	2,080,046
Securities held-to-maturity, at amortized cost	95,651	97,671
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	54,767	54,767

Loans	5,045,765	4,963,672
Reserve for loan losses	(64,780)	(61,800)

Net loans	4,980,985	4,901,872

Premises, furniture, and equipment	123,257	125,828
Accrued interest receivable	46,441	48,971
Investment in corporate owned life insurance	203,987	203,535
Goodwill	262,195	262,195
Other intangible assets	24,946	26,040
Receivable for securities sold	159,323	-
Other assets	73,064	77,010

Total assets	$8,315,368	$8,091,518

Liabilities
Demand deposits	$1,060,545	1,064,684
Savings deposits	832,656	798,361
NOW accounts	853,197	889,760
Money market deposits	816,101	829,226
Time deposits	2,159,063	2,196,830

Total deposits	5,721,562	5,778,861

Borrowed funds	1,413,726	1,264,228
Subordinated debt	232,509	230,082
Accrued interest payable	18,601	16,843
Payable for securities purchased	128,480	-
Other liabilities	62,563	77,529

Total liabilities	7,577,441	7,367,543

Stockholders' Equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 100,000 shares; issued 61,326 shares; outstanding: March 31, 2008 - 48,561 shares December 31, 2007 - 48,453 shares	613	613
Additional paid-in capital	206,011	207,851
Retained earnings	854,931	844,972
Accumulated other comprehensive loss, net of tax	(9,333)	(11,727)
Treasury stock, at cost: March 31, 2008 - 12,765 shares December 31, 2007 - 12,873 shares	(314,295)	(317,734)

Total stockholders' equity	737,927	723,975

Total liabilities and stockholders' equity	$8,315,368	$8,091,518

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)
	Quarters Ended March 31,

	2008	2007

Interest Income
Loans	$81,334	$92,079
Securities available-for-sale	25,590	27,457
Securities held-to-maturity	1,130	1,153
Federal Home Loan Bank and Federal Reserve Bank stock	338	627
Federal funds sold and other short-term investments	83	273

Total interest income	108,475	121,589

Interest Expense
Deposits	34,210	42,127
Borrowed funds	12,076	15,349
Subordinated debt	3,689	3,743

Total interest expense	49,975	61,219

Net interest income	58,500	60,370
Provision for loan losses	9,060	2,960

Net interest income after provision for loan losses	49,440	57,410

Noninterest Income
Service charges on deposit accounts	10,422	9,587
Trust and investment advisory fees	3,947	3,790
Other service charges, commissions, and fees	5,002	5,159
Card-based fees	3,898	3,711
Corporate owned life insurance income	2,462	1,911
Securities gains, net	4,968	3,444
Other income	(680)	1,098

Total noninterest income	30,019	28,700

Noninterest Expense
Salaries and wages	19,024	20,803
Retirement and other employee benefits	7,166	6,747
Net occupancy expense	6,151	5,502
Equipment expense	2,567	2,626
Technology and related costs	1,771	1,708
Professional services	2,294	2,102
Advertising and promotions	1,037	1,012
Merchant card expense	1,646	1,550
Other expenses	7,687	6,105

Total noninterest expense	49,343	48,155

Income before income tax expense	30,116	37,955
Income tax expense	5,078	8,926

Net income	$25,038	$29,029

Per Share Data
Basic earnings per share	$0.52	$0.58
Diluted earnings per share	$0.52	$0.58
Cash dividends per share	$0.310	$0.295
Weighted average shares outstanding	48,433	49,921
Weighted average diluted shares outstanding	48,589	50,322

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Balance at January 1, 2007	50,025	$613	$205,044	$823,787	$(15,288)	$(263,142)	$751,014
Cumulative-effect for change in accounting for purchases of life insurance policies	-	-	-	(209)	-	-	(209)

Adjusted balance at January 1, 2007	50,025	613	205,044	823,578	(15,288)	(263,142)	750,805
Comprehensive Income:
Net income	-	-	-	29,029	-	-	29,029
Other comprehensive loss: (1)
Unrealized losses on securities	-	-	-	-	(1,037)	-	(1,037)
Other activities	-	-	-	-	(13)	-	(13)

Total comprehensive income							27,979
Dividends declared ($0.295 per share)	-	-	-	(14,698)	-	-	(14,698)
Purchase of treasury stock	(340)	-	-	-	-	(12,729)	(12,729)
Share-based compensation expense	-	-	781	-	-	-	781
Exercise of stock options and restricted stock activity	63	-	(519)	-	-	2,420	1,901
Treasury stock (purchased for) issued to benefit plans	(1)	-	5	-	-	(56)	(51)

Balance at March 31, 2007	49,747	$613	$205,311	$837,909	$(16,338)	$(273,507)	$753,988

Balance at January 1, 2008	48,453	$613	$207,851	$844,972	$(11,727)	$(317,734)	$723,975
Comprehensive Income:
Net income	-	-	-	25,038	-	-	25,038
Other comprehensive income: (1)
Unrealized gains on securities	-	-	-	-	2,394	-	2,394

Total comprehensive income							27,432
Dividends declared ($0.310 per share)	-	-	-	(15,079)	-	-	(15,079)
Purchase of treasury stock	(4)	-		-	-	(109)	(109)
Share-based compensation expense	-	-	817	-	-	-	817
Exercise of stock options and restricted stock activity	112	-	(2,660)	-	-	3,551	891
Treasury stock (purchased for) issued to benefit plans	-	-	3	-	-	(3)	-

Balance at March 31, 2008	48,561	$613	$206,011	$854,931	$(9,333)	$(314,295)	$737,927

(1)			Net of taxes and reclassification adjustments.

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)

	Quarters Ended March 31,

	2008	2007

Net cash (used in) provided by operating activities	$(1,820)	$26,653

Investing Activities
Securities available-for-sale:
Proceeds from maturities, repayments, and calls	79,994	72,694
Proceeds from sales	221,076	101,301
Purchases	(311,998)	(25,578)
Securities held-to-maturity:
Proceeds from maturities, repayments, and calls	18,533	5,680
Purchases	(16,491)	(17,964)
Net (increase) decrease in loans	(91,358)	10,263
Proceeds from claims on corporate owned life insurance	2,010	879
Proceeds from sales of other real estate owned	621	1,751
Proceeds from sales of premises, furniture, and equipment	437	560
Purchases of premises, furniture, and equipment	(777)	(3,208)

Net cash (used in) provided by investing activities	(97,953)	146,378

Financing Activities
Net decrease in deposit accounts	(57,299)	(259,774)
Net increase in borrowed funds	149,498	55,388
Purchases of treasury stock	(109)	(12,729)
Cash dividends paid	(15,046)	(14,779)
Exercise of stock options and restricted stock activity	755	1,456
Excess tax (expense) benefit related to share-based compensation	(18)	246

Net cash provided by (used in) financing activities	77,781	(230,192)

Net decrease in cash and cash equivalents	(21,992)	(57,161)
Cash and cash equivalents at beginning of period	194,837	214,906

Cash and cash equivalents at end of period	$172,845	$157,745

Supplemental Disclosures:
Noncash transfers of loans to foreclosed real estate	$3,185	$2,131
Dividends declared but unpaid	15,079	14,698

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company's 2007 Annual Report on Form 10-K ("2007 10-K").

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements: Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements ("SFAS No. 157"), which, upon adoption, replaced various definitions of fair value in existing accounting literature with a single definition, established a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS No. 157 applies whenever an entity is measuring fair value under other accounting standards that require or permit fair value measurement. Although SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, the FASB provided a one-year deferral for implementation for non-financial assets and liabilities. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on the Company's financial position, results of operations, or liquidity. Refer to Note 9, "Fair Value," for the Company's fair value measurement disclosures.

Fair Value Option: Effective January 1, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 159, The Fair Value Option for Financial Assets and Liabilities ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value. The fair value option is applied on an instrument-by-instrument basis, is irrevocable and can only be applied to an entire instrument and not to specified risks, specified cash flows, or portions of that instrument. Changes in fair value (i.e. unrealized gains and losses) on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred. SFAS No. 159 also requires entities to provide additional information that would help users of the financial statements understand how changes in fair values affect current-period earnings. While the Company did not elect the fair value option on the adoption date, it may elect this guidance for financial assets and liabilities in the future as permitted under the statement. Accordingly, the adoption of SFAS No. 159 on January 1, 2008 did not have an impact on the Company's financial position, results of operations, or liquidity.

Endorsement Split-Dollar Life Insurance Arrangements: Effective January 1, 2008, the Company adopted Emerging Issues Task Force ("EITF") Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ("EITF 06-4"). The EITF is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The effect of initially applying the guidance would be accounted for as a cumulative-effect adjustment to beginning retained earnings with the option of retrospective application. As the Company had already followed the provisions of this statement, the adoption of EITF 06-4 on January 1, 2008 did not have an impact on the Company's financial position, results of operations, or liquidity.

Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this statement include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred, except for debt or equity issuance costs which will be accounted for in accordance with other generally accepted accounting principles; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Company will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption of SFAS No, 141(R) is not permitted, accordingly the Company will be required to record and disclose any business combinations in accordance with existing GAAP until January 1, 2009. The effect of these new requirements on the Company's financial position and results of operations will depend on the volume and terms of acquisitions in 2009 and beyond, but will likely increase the amount and change the timing of recognizing expenses related to acquisition activities.

Derivative Disclosures: In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133 ("SFAS No. 161"), which requires an entity to provide greater transparency about how its derivative and hedging activities affect its financial statements. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 affects only disclosures, it will not impact the Company's financial position or results of operation upon adoption.

3. SECURITIES

Securities Portfolio
(Dollar amounts in thousands)

	March 31, 2008				December 31, 2007

	Amortized	Gross Unrealized		Market	Amortized	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Available- for-Sale
U.S. Treasury	$1,030	$8	$-	$1,038	$1,027	$2	$(1)	$1,028
U.S. Agency	10,503	116	-	10,619	41,895	597	-	42,492
Collateralized mortgage obligations	471,431	4,572	(2,548)	473,455	534,688	2,333	(2,221)	534,800
Other mortgage- backed securities	533,373	6,096	(324)	539,145	417,532	5,116	(2,328)	420,320
State and municipal	949,107	12,796	(3,164)	958,739	961,638	7,728	(2,531)	966,835
Collateralized debt obligations	93,232	348	(18,624)	74,956	95,584	-	(13,954)	81,630
Other	45,630	38	(3,018)	42,650	35,295	34	(2,388)	32,941

Total	$2,104,306	$23,974	$(27,678)	$2,100,602	$2,087,659	$15,810	$(23,423)	$2,080,046

Securities Held- to-Maturity

State and municipal	$95,651	$362	$-	$96,013	$97,671	$260	$-	$97,931

Trading Securities				$17,305				$18,352

During first quarter 2008, the Company continued to closely monitor the market value of the six asset-backed collateralized debt obligations that were subject to impairment charges in fourth quarter 2007 and recorded an additional $2.3 million non-cash impairment charge on these securities during first quarter 2008. The carrying value of these securities at March 31, 2008 was $7.7 million.

At March 31, 2008, gross unrealized gains in the securities available-for-sale portfolio totaled $24.0 million, and gross unrealized losses totaled $27.7 million, resulting in a net unrealized depreciation of $3.7 million. The unrealized loss on securities in an unrealized loss position for greater than 12 months totaled $12.3 million. Management does not believe any individual unrealized loss as of March 31, 2008 represented an other-than-temporary impairment. The Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost, or to maturity.

Trading securities held by the Company represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Net trading (losses) gains, representing (depreciation) appreciation in the portfolio, included in other noninterest income in the Consolidated Statements of Income totaled $(1.4) million in first quarter 2008 and $324,000 in first quarter 2007.

4. LOANS

Loan Portfolio
(Dollar amounts in thousands)

	March 31, 2008	December 31, 2007

Commercial and industrial	$1,396,665	$1,347,481
Agricultural	200,614	181,358
Real estate - commercial	2,013,559	1,982,011
Real estate - construction	662,992	668,340
Consumer	547,040	563,741
Real estate - 1-4 family	224,895	220,741

Total loans	$5,045,765	$4,963,672

Total loans reported are net of deferred loan fees of $9.2 million as of March 31, 2008 and $8.8 million as of December 31, 2007 and include overdrawn demand deposits totaling $7.0 million as of March 31, 2008 and $11.0 million as of December 31, 2007.

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

5. RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve for Loan Losses
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2008	2007

Balance at beginning of period	$61,800	$62,370
Loans charged-off	(6,741)	(3,409)
Recoveries of loans previously charged-off	661	479

Net loans charged-off	(6,080)	(2,930)
Provision for loan losses	9,060	2,960

Balance at end of period	$64,780	$62,400

A portion of the Company's reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets.

Impaired, Nonaccrual, and Past Due Loans
(Dollar amounts in thousands)
	March 31, 2008	December 31, 2007

Impaired loans:
Impaired loans with valuation reserve required (1)	$146	$3,470
Impaired loans with no valuation reserve required	13,191	11,878

Total impaired loans	$13,337	$15,348

Nonperforming loans:
Impaired loans on nonaccrual	$13,197	$15,068
Other nonaccrual loans (2)	3,876	3,379

Total nonaccrual loans	$17,073	$18,447
Restructured loans	140	280

Total nonperforming loans	$17,213	$18,727

Loans past due 90 days and still accruing interest	$33,479	$21,149
Valuation reserve related to impaired loans	104	1,757

(1)	These impaired loans require a valuation reserve because the value of the loans is less than the recorded investment in the loans.
(2)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

The average recorded investment in impaired loans was $14.3 million for first quarter 2008 and $13.3 million for first quarter 2007. Interest income recognized on impaired loans was $37,000 for the first quarter 2008 and $20,000 for first quarter 2007. Interest income recognized on impaired loans is recorded using the cash basis of accounting.

6. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Share
(Amounts in thousands, except per share data)
	Quarters Ended March 31,

	2008	2007

Net income	$25,038	$29,029

Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	48,433	49,921
Dilutive effect of stock options	104	378
Dilutive effect of non-vested restricted stock awards	52	23

Weighted-average diluted common shares outstanding	48,589	50,322

Basic earnings per share	$0.52	$0.58
Diluted earnings per share	0.52	0.58

7. PENSION PLAN

Net Periodic Benefit Pension Expense
(Dollar amounts in thousands)
	Quarters Ended March 31,

	2008	2007

Components of net periodic benefit cost:
Service cost	$898	$1,166
Interest cost	709	921
Expected return on plan assets	(887)	(1,151)
Recognized net actuarial loss	203	263
Amortization of prior service cost	1	1

Net periodic cost	$924	$1,200

The Company previously disclosed in Note 16 to the Consolidated Financial Statements in its 2007 10-K that it expected to contribute $5.0 million to its Pension Plan in 2008. Based on current actuarial assumptions, the Company contributed $7.5 million to the Pension Plan in first quarter 2008.

8. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	March 31, 2008	December 31, 2007

Commitments to extend credit:
Home equity lines	$254,813	$266,582
All other commitments	1,162,445	1,135,612
Letters of credit:
Standby	136,352	128,281
Commercial	308	427
Recourse on assets securitized	11,662	13,252

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. The carrying value of the Company's standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $661,000 as of March 31, 2008 and $669,000 as of December 31, 2007. As of March 31, 2008, standby letters of credit had a remaining weighted-average term of approximately 12.2 months, with remaining actual lives ranging from less than 1 year to 7.3 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in fourth quarter 2004, the Company is obligated by agreement to repurchase at recorded value any nonperforming loans, defined as loans past due greater than 90 days. The aggregate recorded value of securitized loans subject to this recourse obligation was $11.7 million as of March 31, 2008 and $13.3 million as of December 31, 2007. Per its agreement, the Company's recourse obligations will end on November 30, 2011. The carrying value of the Company's recourse liability, which is included in other liabilities in the Consolidated Statements of Condition, totaled $148,000 as of March 31, 2008 and December 31, 2007.

Legal Proceedings

At March 31, 2008, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of March 31, 2008.

9. FAIR VALUE

The Company measures, monitors, and discloses certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis to account for trading securities, securities available-for-sale, mortgage servicing rights, derivative assets, and derivative liabilities. In addition, fair value is used on a non-recurring basis to apply lower-of-cost-or-market accounting to foreclosed real estate, evaluate assets or liabilities for impairment, including collateral-dependent impaired loans, goodwill, and other intangibles, and for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques (i.e., discounted cash flow analysis) and input assumptions when estimating fair value, all of which are in accordance with SFAS No. 157.

When determining which input assumptions to use, SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Furthermore, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels based on the reliability of the input assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are defined as follows:

* Level 1 - Unadjusted quoted prices for identical assets and liabilities traded in active markets.

* Level 2 - Observable inputs other than level 1 prices, such as quoted prices for similar instruments; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

* Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The categorization of where an asset or liability falls within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Valuation Methodology

The following describes the valuation methodologies used by the Company for assets and liabilities measured at fair value, including the general classification of the assets and liabilities pursuant to the valuation hierarchy.

Trading Securities - Trading securities represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company common stock. Trading securities are reported at fair value, with unrealized gains and losses included in noninterest income. The fair value of trading securities is based on quoted market prices in active exchange markets and, therefore, is classified in level 1 of the valuation hierarchy.

Securities Available-for-sale - Substantially all available-for-sale securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services or dealer market participants. In obtaining such data from external pricing services, the Company has evaluated the methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company's principal markets. The Company's principal markets for its securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Examples of such securities measured at fair value are U.S. Treasury and Agency securities; municipal bonds; other mortgage-backed securities; and collateralized mortgage obligations. These securities would generally be classified in level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency for inputs to the valuation, securities are classified in level 3 of the valuation hierarchy. For instance, in the valuation of certain collateralized mortgage and debt obligations and high-yield debt securities the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. For asset-backed and trust preferred collateralized debt obligations ("CDOs"), the Company obtained price information from third-party dealer quotes, as this level of evidence is the strongest support absent current market activity for the fair value of these securities. Due to the illiquidity in the secondary market for CDOs, especially since the disruption in the sub-prime credit markets during 2007 and 2008, these fair value estimates cannot be corroborated by observable market data. Therefore, while the majority of the Company's securities portfolio was classified in level 2, the CDO securities were classified in level 3 of the valuation hierarchy. Certain securities available-for-sale are carried at cost, including other miscellaneous marketable equity securities. The carrying value of these cost investments approximates fair value.

Collateral-dependent Impaired Loans - The carrying value of impaired loans is disclosed in Note 5, "Reserve for Loan Losses and Impaired Loans." The Company does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Accordingly, fair value estimates, including those obtained from real estate brokers or other third-party consultants, for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy.

Mortgage Servicing Rights - The Company records its mortgage servicing rights at fair value in accordance with SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the present value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include prepayment speeds and discount rates. While market-based data is used to determine the input assumptions, the Company incorporates its own estimates of assumptions market participants would use in determining the fair value of mortgage servicing rights and classifies them in level 3 of the valuation hierarchy.

Derivative Assets and Derivative Liabilities - The interest rate swaps entered into by the Company are executed in the dealer market and priced based on market quotes obtained from the counterparty that transacted the derivative contract. The market quotes were developed by the counterparty using market observable inputs, which primarily include the London Interbank Offered Rate ("LIBOR") for swaps. As the fair value estimates for interest rate swaps are primarily based on LIBOR, which is a market observable input, derivatives are classified in level 2 of the valuation hierarchy. For its derivative assets and liabilities, the Company also considers nonperformance risk, including the likelihood of default by itself and its counterparties, when evaluating whether the market quotes from the counterparty are representative of an exit price. The Company has a policy of executing derivative transactions only with counterparties above a certain credit rating. Credit risk is also mitigated through the pledging of collateral when certain thresholds are reached. The likelihood of the Company's default is considered remote and its credit rating has remained stable over the past recent history. For these reasons, nonperformance risk is considered extremely low and accordingly, any such credit risk adjustments to the Company's derivative assets and liabilities would be immaterial.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For assets and liabilities measured at fair value on a recurring basis, the following table provides for each major category the hierarchy level and fair value at March 31, 2008.

Fair Value Measurements
(Dollar amounts in thousands)
	March 31, 2008

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Trading securities	$17,305	$-	$-	$17,305
Securities available-for-sale (1)	-	2,025,646	74,956	2,100,602
Mortgage servicing rights (2)	-	-	1,799	1,799
Derivative assets (2)	-	-	-	-

Total assets	$17,305	$2,025,646	$76,755	$2,119,706

Liabilities:
Derivative liabilities (2)	$-	$831	$-	$831

(1)	Includes other miscellaneous marketable equity securities with an aggregate carrying value at March 31, 2008 totaling $2.9 million that is assumed to approximate fair value.

(2)	Mortgage servicing rights and derivative assets are included in other assets and derivative liabilities in other liabilities in the Consolidated Statements of Financial Condition.

Reconciliation of Beginning and Ending Fair Value For Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)
	Quarter Ended March 31, 2008

	Securities Available- For-Sale	Mortgage Servicing Rights

Balance at beginning of period:	$92,279	$1,877
Total gains and losses:
Included in earnings (1)	(2,281)	17
Included in other comprehensive income	(4,322)	-
Purchases, issuances, and settlements	(70)	(95)
Transfers out of Level 3(2)	(10,650)	-

Balance at end of period	$74,956	$1,799

Change in unrealized losses in earnings relating to assets and liabilities still held at end of period	$(2,281)	$-

(1)

Total gains and losses included in earnings for (i) securities available-for-sale are reported in securities gains (losses), net and (ii) mortgage servicing rights are reported in other service charges, commissions, and fees in the Consolidated Statements of Income.

(2)

The transfer out of Level 3 represents a single security that was manually priced using broker quotes (a Level 3 input) at December 31, 2007, but valued by an external pricing service (a Level 2 input) at March 31, 2008.

In the table above, the net losses recognized in earnings for securities available-for-sale represents $2.3 million in additional non-cash impairment charges recognized during first quarter 2008 on certain asset-backed CDOs that were deemed to be other-than-temporarily impaired.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at March 31, 2008, the following table provides the level of valuation assumptions used to determine each adjustment, the carrying value of the related assets at March 31, 2008, and the impairment charge recognized in earnings during the period related to the write-down of assets.

Fair Value Measurements
(Dollar amounts in thousands)
	March 31, 2008

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Collateral-dependent impaired loans, net of reserve for loan losses (1)	$6,450	$-	$-	$6,450	$4,020

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised or market-quoted value of the collateral.

In accordance with the provisions of FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, collateral-dependent impaired loans with a carrying value of $11.9 million, less transfers to foreclosed real estate of $1.4 million, were written down to their fair value of $6.5 million, resulting in a provision for loan losses of $4.0 million, which was included in earnings for the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of our results of operations and financial condition for the quarters ended March 31, 2008 and 2007. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term the "Bank," we are referring to our wholly-owned banking facility, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2007 Annual Report on Form 10-K ("2007 10-K"). Results of operations for the quarter ended March 31, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

PERFORMANCE OVERVIEW

General Overview

Our banking network provides a full range of business and retail banking and trust and advisory services through 99 banking offices, primarily in suburban metropolitan Chicago. The primary sources of our revenue are net interest income and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, consumer confidence, and competitive conditions within the marketplace.

First Quarter 2008 vs. 2007

Net income for first quarter 2008 was $25.0 million, or $0.52 per share, compared to $29.0 million, or $0.58 per share, for first quarter 2007. First quarter 2008 performance resulted in an annualized return on average assets of 1.25% compared to 1.42% for first quarter 2007, and an annualized return on average equity of 13.75% compared to 15.48% for first quarter 2007.

Our operating highlights for first quarter 2008 were continued commercial loan growth, stable net interest margin, solid fee growth, and controlled expenses. Offsetting these were the negative trends in the residential development market, which were evidenced in our credit metrics and an increase in our provision for loan losses.

Total loan balances at March 31, 2008 increased $52.1 million from a year ago and $82.1 million from December 31, 2007, building on the momentum we generated in the last half of 2007. The growth was primarily in the nonresidential commercial real estate and commercial and industrial lines. Net interest margin of 3.53% was unchanged from a year ago and from fourth quarter 2007. We were able to offset the cumulative negative effect on loan yields of the Federal Reserve's 300 basis point decline in the federal funds rate over the last seven months, including two-thirds of that decline during first quarter 2008, with lower rates on wholesale borrowings, reduced rates paid on portions of our retail deposits, a widening of loan spreads, and expanded spreads on a significant segment of our investment portfolio.

Our fee-based revenues, excluding fees from mortgage originations, which we discontinued in December 2007, increased 8.5% from first quarter 2007. The increase was attributable primarily to growth in service charges on deposits and growth in annuity sales and trust advisory services.

Our noninterest expense increased only 2.5% from first quarter 2007. We initiated targeted staff reductions in December 2007 and began realizing the benefit in first quarter 2008.

During first quarter 2008, a select number of our clients, primarily in residential development, experienced deteriorating cash flows, which resulted in greater ninety-day past due loan totals, other real estate owned ("OREO") designations, and credit losses. We responded to these trends by increasing our loan loss reserve to 1.28% of total loans at March 31, 2008 compared to 1.25% at March 31, and December 31, 2007.

In addition to the operating highlights described above, we had several other significant transactions that affected net income for first quarter 2008.

We recognized net securities gains of $4.97 million in first quarter 2008, compared to $3.44 million in first quarter 2007. The amount for 2008 included a $1.35 million gain on the mandatory partial redemption of Class B VISA, Inc. shares as part of VISA, Inc.'s initial public offering. Also, certain asset-backed collateralized securities, for which we recorded an impairment charge in fourth quarter 2007 were further reduced by $2.3 million in first quarter 2008.

We recorded an additional state tax benefit of $1.9 million in first quarter 2008 associated with the fourth quarter 2007 securities impairment charge.

Business Outlook

The uncertainty in the capital markets that manifested itself in recurring credit and liquidity problems in 2007 continued in the first quarter of 2008. The Federal Reserve responded by reducing its target rate for overnight loans between banks by 200 basis points since January. It also began auctioning as much as $200 billion of Treasuries as 28-day term loans to primary dealers in March, cut the lending rate for discount window borrowings by member banks, and enabled JPMorgan Chase & Co.'s purchase of Bear Stearns Investment Bank by guaranteeing a portion of Bear Stearns's investment portfolio. These unprecedented actions appear to have brought some relief to investors as the S&P's 500 Index gained 8.4% since the Bear Stearns transaction, and mortgage securities are outperforming Treasuries for the first time in 2008.

That being said, issues in the housing markets have not yet been fully resolved. Overall credit quality within the industry remains problematic compared to recent historically strong levels, but the depth and duration cannot be determined.

The Chicagoland economy reflects many aspects of the national marketplace. Employment is weakening and housing sales are down approximately 35% since March of 2007. Significantly, at the same time business bankruptcies, foreclosures, and industrial and suburban office vacancy rates increased. Developers of residential properties, faced with excess inventory of new housing, have been especially hard hit. Until housing sales activity recovers, their cash flows will be severely diminished. Consequently, banks are seeing greater delinquencies in this portfolio and the value of underlying collateral under pressure in some cases. In first quarter 2008 we increased our loan loss reserve in anticipation of potential losses in our residential development portfolio.

We have been profitably engaged in lending to residential developers for over two decades. This segment comprises 15.5% of our $2.7 billion real estate commercial and construction portfolio. This portfolio is almost entirely concentrated in Chicagoland, where we know the market and know the borrowers. Our largest relationships are ones we have had for many years and are experienced developers who have demonstrated the ability to operate in difficult times. We have been and will remain fully engaged with these borrowers and this marketplace as this economic circumstance unfolds.

Despite the current economic difficulties, we are encouraged about our prospects for the future. First quarter results reinforce our belief. The diverse Chicago marketplace continues to provide sales opportunities, and our sales force is focused on our relationship management sales mission. We have an efficient operating model, and our credit process has demonstrated the capacity to underwrite and collect credit over an extended period of time. Finally, we believe we have the liquidity and capital to sustain us.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income equals the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total average interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in the Notes to Consolidated Financial Statements contained in our 2007 10-K.

Our accounting and reporting policies conform to U.S. generally accepted accounting principles ("GAAP") and general practice within the banking industry. For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. Although we believe that these non-GAAP financial measures enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The effect of such adjustment is presented in the following table.

Table 1
Effect of Tax-Equivalent Adjustment
(Dollar amounts in thousands)
	Quarters Ended March 31,

	2008	2007	% Change

Net interest income (GAAP)	$58,500	$60,370	(3.1)
Tax-equivalent adjustment	5,554	5,430	2.3

Tax-equivalent net interest income	$64,054	$65,800	(2.7)

Tax-equivalent net interest income for first quarter 2008 declined $1.7 million compared to first quarter 2007.

Table 2 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 2008 and 2007. The table also details increases and decreases in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 1 above.

Net interest margin for first quarter 2008 remained unchanged from first quarter 2007 at 3.53%. With approximately one-half of our loan portfolio tied to floating indices, the 100 basis point decline in the last four months of 2007 and the 200 basis point decline during first quarter 2008 in the Federal Reserve's federal funds rate resulted in a decline of 93 basis points in average loan yields from first quarter 2007. This negative impact was offset by a decline in our short-term wholesale borrowing rates, a decline in the rates paid on portions of our customer deposits, a widening of loan spreads, and expanded spreads on a substantial portion of our investment portfolio as the interest rate yield curve steepened.

As shown in Table 2, first quarter 2008 tax-equivalent interest income declined $13.0 million compared to first quarter 2007. The decline in interest-earning assets reduced interest income by $3.1 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $9.9 million. First quarter 2008 interest expense decreased $11.2 million compared to first quarter 2007. The decline in interest-bearing liabilities reduced interest expense by $2.5 million, and a decrease in the average rate paid on interest-bearing liabilities reduced interest expense by $8.7 million.

We continue to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-Q.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Quarters Ended March 31, 2008 and 2007

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2008	2007	Increase (Decrease)	2008	2007	Basis Points Inc/(Dec)	2008	2007	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$1,925	$12,661	$(10,736)	3.76%	5.29%	(153)	$18	$165	$(147)	$(110)	$(37)	$(147)
Mortgages held for sale	147	2,933	(2,786)	8.21%	6.22%	199	3	45	(42)	(65)	23	(42)
Trading account securities	18,604	16,147	2,457	1.33%	1.56%	(23)	62	63	(1)	(16)	15	(1)
Securities available-for-sale	2,089,135	2,315,455	(226,320)	5.81%	5.56%	25	30,359	32,185	(1,826)	(3,413)	1,587	(1,826)
Securities held-to-maturity	95,747	95,040	707	6.69%	6.84%	(15)	1,601	1,625	(24)	12	(36)	(24)
Federal Home Loan Bank and Federal Reserve Bank stock	54,767	54,796	(29)	2.47%	4.58%	(211)	338	627	(289)	-	(289)	(289)
Loans:
Commercial and industrial	1,356,868	1,390,762	(33,894)	6.59%	7.61%	(102)	22,249	26,100	(3,851)	(623)	(3,228)	(3,851)
Agricultural	180,088	176,153	3,935	5.68%	7.13%	(145)	2,544	3,096	(552)	71	(623)	(552)
Real estate - commercial	2,032,851	1,997,499	35,352	6.62%	7.24%	(62)	33,448	35,666	(2,218)	645	(2,863)	(2,218)
Real estate - construction	665,608	602,081	63,527	6.44%	8.31%	(187)	10,663	12,333	(1,670)	1,566	(3,236)	(1,670)
Consumer	556,252	633,988	(77,736)	6.64%	7.57%	(93)	9,189	11,834	(2,645)	(1,365)	(1,280)	(2,645)
Real estate - 1-4 family	227,100	213,484	13,616	6.30%	6.23%	7	3,555	3,280	275	212	63	275

Total loans	5,018,767	5,013,967	4,800	6.54%	7.47%	(93)	81,648	92,309	(10,661)	506	(11,167)	(10,661)

Total interest-earning assets	$7,279,092	$7,510,999	$(231,907)	6.29%	6.83%	(54)	$114,029	$127,019	$(12,990)	$(3,086)	$(9,904)	$(12,990)

Savings deposits	$814,764	$705,543	$109,221	1.32%	1.23%	9	$2,671	$2,147	$524	$349	$175	$524
NOW accounts	880,505	870,064	10,441	1.28%	1.45%	(17)	2,812	3,104	(292)	38	(330)	(292)
Money market deposits	822,154	862,452	(40,298)	2.22%	3.37%	(115)	4,532	7,177	(2,645)	(321)	(2,324)	(2,645)
Time deposits	2,175,183	2,498,443	(323,260)	4.47%	4.82%	(35)	24,195	29,699	(5,504)	(3,678)	(1,826)	(5,504)
Borrowed funds	1,307,398	1,227,797	79,601	3.71%	5.07%	(136)	12,076	15,349	(3,273)	1,081	(4,354)	(3,273)
Subordinated debt	230,458	228,667	1,791	6.44%	6.64%	(20)	3,689	3,743	(54)	29	(83)	(54)

Total interest-bearing liabilities	$6,230,462	$6,392,966	$(162,504)	3.23%	3.88%	(65)	$49,975	$61,219	$(11,244)	$(2,502)	$(8,742)	$(11,244)

Net interest margin / income				3.53%	3.53%	-	$64,054	$65,800	$(1,746)	$(584)	$(1,162)	$(1,746)

	2008	2007

Net Interest Margin Trend By Quarter	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	6.29%	6.67%	6.91%	6.86%	6.83%
Rates paid on interest-bearing liabilities	3.23%	3.71%	3.86%	3.84%	3.88%
Net interest margin	3.53%	3.53%	3.63%	3.61%	3.53%

Noninterest Income

Table 3
Noninterest Income Analysis
(Dollar amounts in thousands)
	Quarters Ended March 31,

	2008	2007	% Change

Service charges on deposit accounts	$10,422	$9,587	8.7
Trust and investment advisory fees	3,947	3,790	4.1
Other service charges, commissions, and fees	5,002	5,159	(3.0)
Card-based fees	3,898	3,711	5.0

Subtotal fee-based revenues	23,269	22,247	4.6
Corporate owned life insurance	2,462	1,911	28.8
Trading (losses) gains, net	(1,419)	324	(538.0)
Other income	739	774	(4.5)

Subtotal	25,051	25,256	(0.8)
Securities gains, net	4,968	3,444	44.3

Total noninterest income	$30,019	$28,700	4.6

Our total noninterest income for first quarter 2008 increased by $1.3 million, or 4.6%, compared to first quarter 2007. Fee-based revenues for first quarter 2008 were $23.3 million, an increase of 4.6% from first quarter 2007. In fourth quarter 2007 we ceased originating traditional residential mortgages. If revenues from mortgage sales were excluded from first quarter 2007, fee-based revenues would have increased 8.5%.

Service charges on deposit accounts increased $835,000 in first quarter 2008 compared to first quarter 2007 as a result of a $509,000 increase in fees received on items drawn on customer accounts with insufficient funds and a $415,000 increase in service charges on business checking accounts. Trust and investment advisory fees increased 4.1% due in part to a $263.2 million increase in average assets under management. Card-based fees for first quarter 2008 increased 5.0% from first quarter 2007, with most of the increase related to higher usage.

Corporate owned life insurance ("COLI") represents benefit payments received and the increase in cash surrender value ("CSV") of the policies, net of premiums paid. In 2008, we received $305,000 of benefit payments. The increase in the CSV was attributable to earnings credited to policies, based on investments made by the insurer. The tax-equivalent yield on COLI was 6.99% for first quarter 2008, compared to 6.80% for first quarter 2007.

Trading (losses) gains, net represent the change during the quarter in the fair market value of trading securities held on behalf of participants in our non-qualified deferred compensation plan. Such change is substantially offset by an adjustment to salaries and benefits expense.

We recognized net securities gains in first quarter 2008 of $4.97 million. Included in this amount was an aggregate $1.35 million positive impact related to VISA, Inc.'s initial public offering, consisting of a $960,000 gain on the mandatory partial redemption of its Class B VISA shares and a $394,000 economic interest in escrow established for potential Visa, Inc. litigation settlements. Also, offsetting the first quarter 2008 securities gains, certain asset-backed collateralized securities, for which we recorded an impairment charge in fourth quarter 2007, were further reduced by $2.3 million in first quarter 2008. For additional discussion on net securities gains and impairment charges, see the section titled "Investment Portfolio Management."

Noninterest Expense

Noninterest expense increased $1.2 million, or 2.5%, for first quarter 2008 compared to first quarter 2007. We implemented targeted staff reductions in fourth quarter 2007 and began realizing the benefit in first quarter 2008.

Table 4
Noninterest Expense Analysis
(Dollar amounts in thousands)
	Quarters Ended March 31,

	2008	2007	% Change

Compensation expense:
Salaries and wages	$19,024	$20,803	(8.6)
Retirement and other employee benefits	7,166	6,747	6.2

Total compensation expense	26,190	27,550	(4.9)
Net occupancy expense	6,151	5,502	11.8
Equipment expense	2,567	2,626	(2.2)
Technology and related costs	1,771	1,708	3.7
Professional services	2,294	2,102	9.1
Advertising and promotions	1,037	1,012	2.5
Merchant card expense	1,646	1,550	6.2
Other expenses	7,687	6,105	25.9

Total noninterest expense	$49,343	$48,155	2.5

Efficiency ratio	54.0%	52.2%

Salaries and wages decreased $1.8 million, or 8.6%, in first quarter 2008 compared to first quarter 2007 as annual general merit increases were more than offset by targeted staff reductions and a reduction in the obligation due to participants under deferred compensation plans. Occupancy expense increased 11.8% from first quarter 2007 to first quarter 2008 due to increases in repairs and maintenance, depreciation, and real estate taxes. Other expenses increased $1.6 million in first quarter 2008 compared to first quarter 2007 due primarily to an increase in OREO expense, correspondent banking expenses, ATM/debit card expenses, FDIC expense, and other miscellaneous expenses.

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income. Our efficiency ratio was 54.0% for first quarter 2008 and 52.2% for first quarter 2007.

Income Taxes

Our accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in Notes 1 and 16 to the Consolidated Financial Statements of our 2007 10-K.

Income tax expense totaled $5.1 million for first quarter 2008 compared to $8.9 million for first quarter 2007, resulting in an effective income tax rate of 16.9% for first quarter 2008 compared to 23.5% for first quarter 2007. The decline from prior year is due primarily to recording an additional state tax benefit of $1.9 million in first quarter 2008 associated with the fourth quarter 2007 securities impairment charge.

In January 2008, the State of Illinois enacted legislation that significantly changes the income sourcing rules relating to financial organizations. The legislation modifies previous legislation enacted by the state in August 2007. The legislative provisions have various effective dates, the earliest beginning January 1, 2008. The legislation is not expected to have a material impact on our 2008 state income tax expense.

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

Table 5
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	At March 31, 2008			At December 31, 2007

	Market Value	Amortized Cost	% of Total	Market Value	Amortized Cost	% of Total

Available-for-Sale
U.S. Treasury securities	$1,038	$1,030	0.1	$1,028	$1,027	-
U.S. Agency securities	10,619	10,503	0.5	42,492	41,895	1.9
Collateralized mortgage obligations	473,455	471,431	21.4	534,800	534,688	24.5
Other mortgage-backed securities	539,145	533,373	24.3	420,320	417,532	19.1
State and municipal securities	958,739	949,107	43.1	966,835	961,638	44.0
Collateralized debt obligations	74,956	93,232	4.2	81,630	95,584	4.4
Other securities	42,650	45,630	2.1	32,941	35,295	1.6

Total available-for-sale	2,100,602	2,104,306	95.7	2,080,046	2,087,659	95.5

Held-to-Maturity
State and municipal securities	96,013	95,651	4.3	97,931	97,671	4.5

Total securities	$2,196,615	$2,199,957	100.0	$2,177,977	$2,185,330	100.0

	At March 31, 2008			At December 31, 2007

	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity

Available-for-Sale
U.S. Treasury securities	1.35%	1.50	2.82%	1.35%	1.50	4.10%
U.S. Agency securities	0.39%	0.41	5.37%	0.73%	0.80	5.43%
Collateralized mortgage obligations	2.35%	2.35	4.97%	2.44%	2.51	5.05%
Other mortgage-backed securities	4.19%	4.20	5.52%	3.73%	4.81	5.64%
State and municipal securities	5.33%	7.74	6.16%	5.04%	7.84	6.20%
Collateralized debt obligations	0.25%	6.58	7.50%	0.25%	6.79	10.27%
Other securities	3.01%	10.14	2.82%	0.09%	10.00	1.79%

Total available-for-sale	4.08%	5.54	5.71%	3.76%	5.66	5.78%

Held-to-Maturity
State and municipal securities	0.84%	1.33	7.05%	0.84%	1.34	7.18%

Total securities	3.94%	5.36	5.77%	3.64%	5.47	5.84%

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

(2)

Average life is presented in years and represents the weighted-average time to receive all future cash flows, using the dollar amount of principal paydowns, including estimated principal prepayments, as the weighting factor.

As of March 31, 2008, our securities portfolio totaled $2.2 billion, increasing 0.9% from December 31, 2007. During first quarter 2008 we took advantage of market conditions and the slope of the interest rate yield curve to sell $221.1 million of securities, primarily collateralized mortgage obligations and other mortgage-backed securities, at a gain of $5.9 million. We reinvested the majority of the proceeds back into similar investments and the remainder into higher yielding debt securities, effectively, replacing the yield with this new combination of securities.

Our collateralized debt obligations ("CDOs") are comprised of two distinct types of securities, trust-preferred CDOs with a book value of $85.5 million as of March 31, 2008 and asset-backed CDOs with a book value of $7.7 million as of March 31, 2008.

Our investments in trust-preferred collateralized debt obligations are debt securities supported by the credit of the underlying banks and insurance companies. Each of these securities carries an investment grade rating, and all have met their scheduled interest payments. Each carries sufficient excess collateral so that a number of banks or insurance companies would have to defer payment before interest due us would be deferred. We presently anticipate the full receipt of both principal and interest in accordance with our original purchase assumptions. The unrealized loss on these securities as of March 31, 2008 of $18.6 million reflects the market's temporary negative bias toward structured investment vehicles given the current interest rate and liquidity environment. We do not believe this loss is an other-than-temporary impairment. We expect no change in our cash flows from these investments from what was originally anticipated and we have the intent and ability to hold them until maturity or recovery.

Our investments in asset-backed collateralized debt obligations are debt securities supported by underlying collateral, including sub-prime mortgages. In fourth quarter 2007, we recognized a $50.1 million impairment related to these CDOs. In first quarter 2008, we recognized an additional $2.3 million impairment. This portfolio, which is valued at $7.7 million at March 31, 2008, is comprised of six discrete securities, with four of the six holding an investment grade rating. We received all scheduled interest on five of the six securities. Future cash flows from these securities are dependent upon the intrinsic structure of the underlying bonds and, as such, are not impacted by this non-cash impairment charge. Future valuation changes, if any, will be dependent upon estimates of the timing and amount of future cash flows from the underlying collateral.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Table 6
Loan Portfolio
(Dollar amounts in thousands)
	March 31, 2008	% of Total	December 31, 2007	% of Total	Annualized % Change

Commercial and industrial	$1,396,665	27.7	$1,347,481	27.1	14.8
Agricultural	200,614	4.0	181,358	3.7	42.4
Real estate - commercial	2,013,559	39.9	1,982,011	39.9	6.4
Real estate - construction	662,992	13.1	668,340	13.5	(3.2)

Subtotal - corporate loans	4,273,830	84.7	4,179,190	84.2	9.2

Direct installment	62,057	1.2	65,660	1.3	(22.0)
Home equity	459,068	9.1	464,981	9.4	(5.2)
Indirect installment	25,915	0.5	33,100	0.7	(86.8)
Real estate - 1-4 family	224,895	4.5	220,741	4.4	7.6

Subtotal - consumer loans	771,935	15.3	784,482	15.8	(6.4)

Total loans	$5,045,765	100.0	$4,963,672	100.0	6.8

Consumer loans excluding indirect installment	$746,020		$751,382		(2.8)
Total loans excluding indirect installment	$5,019,850		$4,930,572		7.2

Outstanding loans totaled $5.0 billion as of March 31, 2008, an annualized increase of 6.8% from December 31, 2007. The increase since December 2007 was led by growth in commercial real estate and commercial and industrial lending. The decline in consumer loans was primarily due to continued run-off of indirect loans and paydowns on home equity lines. The decline in indirect installment loans from December 31, 2007 reflects our election in 2004 to cease indirect auto lending activities. In December 2007, we elected to discontinue originating traditional home mortgages as well. The increase in real estate loans from December 31, 2007 to March 31, 2008 relates to the origination of reverse mortgage products.

Reserve for Loan Losses

We maintain a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which we operate. Management evaluates the sufficiency of the reserve for loan losses based on the combined total of specific, historical loss, and general components. Management believes that the reserve for loan losses of $64.8 million is adequate to absorb credit losses inherent in the loan portfolio as of March 31, 2008.

For a summary of the changes in the reserve for loan losses during the quarters ended March 31, 2008 and 2007, refer to Note 5 of "Notes to Consolidated Financial Statements."

Table 7
Reserve for Loan Losses
(Dollar amounts in thousands)

	2008	2007

	March 31	December 31	September 30	June 30	March 31

For the period ended
Reserve for loan losses	$64,780	$61,800	$61,412	$62,391	$62,400
Total loans	5,045,765	4,963,672	4,931,472	4,909,858	4,993,620
Reserve for loan losses to loans	1.28%	1.25%	1.25%	1.27%	1.25%
Reserve for loan losses to nonperforming loans	376%	330%	481%	418%	355%
For the quarter ended
Provision for loan losses	$9,060	$2,042	$470	$1,761	$2,960
Net loans charged-off	6,080	1,654	1,449	1,770	2,930
Net loans charged-off to average loans, annualized	0.49%	0.13%	0.12%	0.14%	0.24%

The reserve for loan losses to loans was 1.28% as of March 31, 2008, up from 1.25% as of December 31, 2007. Nonperforming loans were covered 3.76 times by the loan loss reserve as of March 31, 2008. Total loans charged-off, net of recoveries, in first quarter 2008 were 0.49% of average loans.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses are discussed in Notes 1 and 6 to the Consolidated Financial Statements of our 2007 10-K.

Nonperforming Assets

Nonperforming assets include loans for which the accrual of interest has been discontinued, loans for which the terms have been renegotiated to provide for a reduction or deferral of interest and principal due to a weakening of the borrower's financial condition, and real estate that has been acquired primarily through foreclosure and is awaiting disposition. For a detailed discussion of our policy on accrual of interest on loans, see Note 1 to the Consolidated Financial Statements of our 2007 10-K.

Loans past due 90 days and still accruing interest are not included in nonperforming assets and continue to accrue interest because they are adequately secured by collateral, in the process of collection, and reasonably expected to result in repayment or restoration to current status.

Table 8
Nonperforming Assets and Past Due Loans
(Dollar amounts in thousands)
	2008	2007

	March 31	December 31	September 30	June 30	March 31

Nonaccrual loans:
Commercial and industrial	$6,770	$9,128	$7,440	$8,815	$9,318
Agricultural	-	349	-	-	-
Real estate - commercial	2,346	5,484	2,223	2,395	3,946
Real estate - construction	4,081	107	540	540	540
Consumer	2,967	2,796	2,088	2,460	2,373
Real estate - 1-4 family	909	583	480	717	1,405

Total nonaccrual loans	17,073	18,447	12,771	14,927	17,582
Restructured loans	140	280	-	-	-

Total nonperforming loans	17,213	18,727	12,771	14,927	17,582
Foreclosed real estate	8,607	6,053	4,032	3,683	3,195

Total nonperforming assets	25,820	24,780	16,803	18,610	20,777
90 days past due loans (still accruing interest)	33,479	21,149	21,421	19,633	15,603

Total nonperforming assets plus 90 days past due loans	$59,299	$45,929	$38,224	$38,243	$36,380

Nonperforming loans to total loans	0.34%	0.38%	0.26%	0.30%	0.35%
Nonperforming assets to total loans plus foreclosed real estate	0.51%	0.50%	0.34%	0.38%	0.42%
Nonperforming assets plus 90 days past due loans to total loans plus foreclosed real estate	1.17%	0.92%	0.77%	0.78%	0.73%

Nonperforming assets plus loans past due 90 days as a percent of total loans plus foreclosed real estate was 1.17% at March 31, 2008 compared to 0.92% at December 31, 2007. The increase was due primarily to the change in performance of nine loans.

The increase in the nonaccrual real estate - construction category of $4.0 million was due to a single large Chicago homebuilder. We charged off $447,000 of the outstanding loan to this builder and reclassed the remainder of the loan to nonaccrual. The remaining balance is in line with a recent appraisal on the underlying collateral.

The increase in the foreclosed real estate category of $2.6 million was due primarily to the transfers to OREO of a multi-family loan and a home equity loan. The amount in this category reflects the estimated value of the collateral assumed less estimated costs to sell.

The increase in the 90 days past due loans of $12.3 million was due primarily to six loans, the majority of which are residential development loans. Concentrated in the Chicagoland market, residential development represents a business in which we have been profitably engaged for more than 20 years and represents 15.5% of our $2.7 billion real estate commercial and construction portfolio. A number of clients in this area have been caught up in the cycle of deteriorating cash flows making timely payments of outstanding obligations untenable. We are working aggressively to remediate these problems.

We remain fully engaged and proactive with our customers in order to recognize and deal with credit issues at their onset.

Our disclosure with respect to impaired loans is contained in Note 5 of "Notes to Consolidated Financial Statements."

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended March 31, 2008, December 31, 2007, and March 31, 2007. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most deposit categories.

Table 9
Funding Sources - Average Balances
(Dollar amounts in thousands)
	Quarters Ended			% Change

	March 31, 2008	December 31, 2007	March 31, 2007	03/31/08 vs. 12/31/07	03/31/08 vs. 03/31/07

Demand deposits	$1,025,320	$1,050,954	$1,056,880	(2.4)	(3.0)
Savings deposits	814,764	788,526	705,543	3.3	15.5
NOW accounts	880,505	885,966	870,064	(0.6)	1.2
Money market accounts	822,154	854,409	862,452	(3.8)	(4.7)

Transactional deposits	3,542,743	3,579,855	3,494,939	(1.0)	1.4

Time deposits	2,122,249	2,142,888	2,176,775	(1.0)	(2.5)
Brokered deposits	52,934	97,448	321,668	(45.7)	(83.5)

Total time deposits	2,175,183	2,240,336	2,498,443	(2.9)	(12.9)

Total deposits	5,717,926	5,820,191	5,993,382	(1.8)	(4.6)

Repurchase agreements	364,914	398,032	423,632	(8.3)	(13.9)
Federal funds purchased	288,640	111,771	168,525	158.2	71.3
Federal Home Loan Bank ("FHLB") advances	635,163	536,238	635,640	18.4	(0.1)
Other borrowed funds	18,681	-	-	N/M	N/M

Total borrowed funds	1,307,398	1,046,041	1,227,797	25.0	6.5

Subordinated debt	230,458	227,973	228,667	1.1	0.8

Total funding sources	$7,255,782	$7,094,205	$7,449,846	2.3	(2.6)

N/M - Not meaningful.

Total transactional deposits increased $47.8 million from March 31, 2007, due to increases in savings and NOW account balances. The decline in average transactional deposits from December 31, 2007 reflects the normal seasonal trend.

Total average deposits for first quarter 2008 totaled $5.7 billion, a decrease of 4.6% from first quarter 2007 and 1.8% from fourth quarter 2007. We funded loan growth and replaced maturing time deposits with higher average borrowed funds. As of March 31, 2008, the weighted-average maturity of FHLB borrowings was 5.7 months with a weighted-average rate of 3.50% compared to a weighted-average maturity of 2.3 months and a weighted-average rate of 5.19% as of March 31, 2007 and 7.4 months and 3.62% as of December 31, 2007.

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

Table 10
Capital Measurements
				Regulatory
	March 31		December 31,	Minimum For

	2008	2007	2007	"Well Capitalized"

Regulatory capital ratios:
Total capital to risk-weighted assets	11.78%	12.37%	11.73%	10.00%
Tier 1 capital to risk-weighted assets	9.19%	9.75%	9.15%	6.00%
Tier 1 leverage to average assets	7.51%	7.52%	7.46%	5.00%
Tangible equity ratios:
Tangible equity to tangible assets	5.62%	5.82%	5.58%	(1)
Tangible equity, excluding other comprehensive loss, to tangible assets	5.73%	6.03%	5.73%	(1)
Tangible equity to risk-weighted assets	7.08%	7.47%	6.96%	(1)

(1)

Ratio is not subject to formal FRB regulatory guidance. Tangible equity equals total equity less goodwill and other intangible assets, and tangible assets equals total assets less goodwill and other intangible assets.

Stock Repurchase Programs

We continue to follow a policy of retaining sufficient capital to support growth in total assets and returning excess capital to stockholders in the form of dividends and through common stock repurchases. The latter increases the percentage ownership of the Company by existing stockholders. Given the uncertainty in the capital markets, we expect the amount of future repurchases in 2008 will be nominal.

The following table summarizes purchases made by or on our behalf, or by any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2008 pursuant to a repurchase program approved by our Board of Directors on November 27, 2007. Under the repurchase program, up to 2.5 million shares of our common stock may be repurchased, and the total remaining authorization under the program was 2,495,817 shares as of March 31, 2008. The repurchase program has no set expiration or termination date, and we generally do not repurchase shares of our common stock as part of the repurchase program during self-imposed "black-out" periods.

Table 11
Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program

January 1 - January 31, 2008	2,421	$28.74	2,421	2,497,082
February 1 - February 29, 2008	1,265	31.21	1,265	2,495,817
March 1 - March 31, 2008	3,589	25.30	-	2,495,817

Total	7,275	$27.47	3,686

(1)

Includes 3,686 shares purchased in private transactions and 3,589 shares acquired pursuant to our share-based compensation plans. Under the terms of these plans, we accept shares of common stock from option holders if they elect to surrender previously-owned shares upon exercise to cover the exercise price of the stock options or, in the case of restricted shares of common stock, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares.

Dividends

We paid dividends of $0.310 per common share in first quarter 2008, up 5.1% from the quarterly dividend per share declared in first quarter 2007 of $0.295. The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share, was 59.6% for first quarter 2008 and 50.9% for first quarter 2007. Based on the closing stock price at March 31, 2008 of $27.77, the annualized dividend yield on our common stock was 4.5%.

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

We have numerous accounting policies, of which the most significant are presented in Note 1, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of our 2007 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the reserve for loan losses, evaluation of impairment of securities, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

Reserve for Loan Losses

Determination of the reserve for loan losses is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the reserve, while recoveries of amounts previously charged-off are credited to the reserve. Additions to the reserve for loan losses are charged to operating expense through the provision for loan losses. The amount charged to operating expense in any given year is dependent upon a number of factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and our assessment of the reserve for loan losses. For a full discussion of our methodology of assessing the adequacy of the reserve for loan losses, see Note 1, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of our 2007 10-K.

Evaluation of Securities for Impairment

Securities that we have the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Trading securities are carried at fair value, with unrealized gains and losses recorded in other noninterest income. All other securities are classified as securities available-for-sale and are carried at fair market value. The fair values of securities are based on quoted prices obtained from third party pricing services or dealer market participants. Unrealized gains and losses on securities available-for-sale are reported, on an after-tax basis, as a separate component of stockholders' equity in accumulated other comprehensive income. Interest income is reported net of amortization of premium and accretion of discount.

Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. The term other-than-temporary is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or that there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss and included in securities gains

(losses), net. For additional discussion on securities, see Notes 1 and 3 to the Consolidated Financial Statements of our 2007 Form 10-K.

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

We must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback or carryforward to taxable income in prior or future years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. We have determined a valuation allowance is not required for any deferred tax assets as of March 31, 2008, although there is no guarantee that those assets will be recognizable in future periods. For additional discussion of income taxes, see Note 1, "Summary of Significant Accounting Policies," and Note 16, "Income Taxes," to the Consolidated Financial Statements of the our 2007 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. A description and analysis of our interest rate risk management policies is included in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our 2007 10-K

We seek to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Bank's Asset and Liability Management Committee ("ALCO") oversees financial risk management by developing programs to measure and manage interest rate risks within authorized limits set by the Bank's Board of Directors. ALCO also approves the Bank's asset/liability management policies, oversees the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviews the Bank's interest rate sensitivity position. Management uses net interest income and economic value of equity simulation modeling tools to analyze and capture short-term and long-term interest rate exposures.

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

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates

	-200	+200	-200	+200	-300	+300

March 31, 2008:
Dollar change	$3,645	$(17,945)	$(519)	$(19,859)	$(21,295)	$(25,910)
Percent change	+1.4%	-6.8%	-0.2%	-7.5%	-8.1%	-9.8%
December 31, 2007:
Dollar change	$5,587	$(14,594)	$5,928	$(18,088)	$1,559	$(24,369)
Percent change	+2.2%	-5.8%	+2.3%	-7.1%	+.06%	-9.6%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.

At March 31, 2008, our interest rate sensitivity profile, assuming a gradual upward change in rates, reflected a slightly greater negative exposure to rising interest rates in comparison to December 31, 2007. Conversely, in a falling rate environment, our exposure reflected a slightly less positive position as of March 31, 2008 in comparison to December 31, 2007. The change in earnings risk is the result of a reduction in the duration of borrowed funds.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)
	Immediate Change in Rates

	-200	+200

March 31, 2008:
Dollar change	$(65,920)	$(104,810)
Percent change	-5.0%	-7.9%
December 31, 2007:
Dollar change	$(40,870)	$(89,164)
Percent change	-3.2%	-7.1%

As of March 31, 2008, the estimated sensitivity of the economic value of equity to changes in interest rates reflected a greater negative exposure to rising interest rates compared to that existing at December 31, 2007. The estimated sensitivity of the economic value of equity to falling interest rates also reflected a greater negative exposure. The increased exposure to falling interest rates resulted from an increase in the securities portfolio, which increased price volatility. In addition, interest rates have decreased since December 31, 2007 in conjunction with the 200 basis point decline in the federal funds rate during first quarter 2008. As a result, as liabilities move closer to a zero percent rate, there is less potential for price movement, resulting in a negative impact on the market value of equity in a declining rate environment.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company provided a discussion as to any material pending litigation matters relating to the Company in Item 3 of Part I of its Annual Report on Form 10-K for the year ended December 31, 2007. For the quarter ended March 31, 2008, there were no material developments with regard to previously reported matters and no other matters were reportable during the period, although there are certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at March 31, 2008. Based on presently available information, the Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial position of the Company.

ITEM 1A. RISK FACTORS

The Company provided a discussion of certain risks and uncertainties faced by the Company in its Annual Report on Form 10-K for the year ended December 31, 2007. However, these factors may not be the only risks or uncertainties the Company faces. Additional risks that the Company does not yet know of or that it currently thinks are immaterial may also impair its business operations.

Based on currently available information, the Company has not identified any new or material changes in the Company's risk factors as previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Discussions regarding the purchase of securities by the issuer commences on page 27* of this Form 10-Q.

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
11

Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 6 of the Company's Notes to Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS" of this document.

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

Date: May 8, 2008

* Duly authorized to sign on behalf of the Registrant.