Form 10-Q
period 2008-06-30
FIRST MIDWEST BANCORP INC
filed 2008-08-08
CIK 702325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________ FORM 10-Q (Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2008
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.
Commission File Number 0-10967 _______________ FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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
As of August 8, 2008, there were 48,583,113 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS
Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition	*4
	Consolidated Statements of Income	*5
	Consolidated Statements of Changes in Stockholders' Equity	*6
	Consolidated Statements of Cash Flows	*7
	Notes to Consolidated Financial Statements	*8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	*17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*34

Item 4.	Controls and Procedures	*36

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	*36

Item 1A.	Risk Factors	*36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*36

Item 3.	Defaults Upon Senior Securities	*36

Item 4.	Submission of Matters to a Vote of Security Holders	*37

Item 5.	Other Information	*37

Item 6.	Exhibits	*38

First Midwest Bancorp, Inc. is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the greater Chicago metropolitan area as well as central and western Illinois. Our principal subsidiary is First Midwest Bank, which provides a broad range of commercial and retail banking services to consumer, commercial and industrial, and public or governmental customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that truly fulfill those financial needs.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission ("SEC"), and we make this information available free of charge on or through the investor relations section of our web site at www.firstmidwest.com/aboutinvestor_overview.asp. The following documents are also posted on our web site or are available in print upon the request of any stockholder to our Corporate Secretary:

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions and may include projections relating to our future financial performance including our growth strategies and anticipated trends in our business. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, you should refer to our Annual Report on Form 10-K for the year ended December 31, 2007, including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Results of Operations," as well as our subsequent periodic and current reports filed with the SEC. These risks and uncertainties are not exhaustive however. Other sections of this report describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

PART 1. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands)
	June 30, 2008	December 31, 2007

	(Unaudited)
Assets
Cash and due from banks	$174,122	$193,792
Federal funds sold and other short-term investments	692	1,045
Mortgages held for sale	-	394
Trading account securities	17,368	18,352
Securities available-for-sale, at fair value	2,106,461	2,080,046
Securities held-to-maturity, at amortized cost	94,580	97,671
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	54,767	54,767

Loans	5,182,355	4,963,672
Reserve for loan losses	(66,104)	(61,800)

Net loans	5,116,251	4,901,872

Premises, furniture, and equipment	121,215	125,828
Accrued interest receivable	44,504	48,971
Investment in bank owned life insurance	206,132	203,535
Goodwill	262,886	262,195
Other intangible assets	23,851	26,040
Other assets	88,196	77,010

Total assets	$8,311,025	$8,091,518

Liabilities
Demand deposits	$1,077,659	1,064,684
Savings deposits	809,625	798,361
NOW accounts	977,553	889,760
Money market deposits	820,139	829,226
Time deposits	2,100,187	2,196,830

Total deposits	5,785,163	5,778,861

Borrowed funds	1,489,908	1,264,228
Subordinated debt	232,476	230,082
Accrued interest payable	11,663	16,843
Other liabilities	67,781	77,529

Total liabilities	7,586,991	7,367,543

Stockholders' Equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 100,000 shares; issued 61,326 shares; outstanding: June 30, 2008 - 48,584 shares December 31, 2007 - 48,453 shares	613	613
Additional paid-in capital	206,113	207,851
Retained earnings	866,844	844,972
Accumulated other comprehensive loss, net of tax	(35,949)	(11,727)
Treasury stock, at cost: June 30, 2008 - 12,742 shares December 31, 2007 - 12,873 shares	(313,587)	(317,734)

Total stockholders' equity	724,034	723,975

Total liabilities and stockholders' equity	$8,311,025	$8,091,518

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)
	Quarters Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Interest Income
Loans	$74,819	$92,273	$156,153	$184,352
Securities available-for-sale	24,845	26,266	50,435	53,723
Securities held-to-maturity	1,160	1,296	2,290	2,449
Federal Home Loan Bank and Federal Reserve Bank stock	332	544	670	1,171
Federal funds sold and other short-term investments	157	292	240	565

Total interest income	101,313	120,671	209,788	242,260

Interest Expense
Deposits	28,036	41,593	62,246	83,720
Borrowed funds	9,249	14,363	21,325	29,712
Subordinated debt	3,702	3,751	7,391	7,494

Total interest expense	40,987	59,707	90,962	120,926

Net interest income	60,326	60,964	118,826	121,334

Provision for loan losses	5,780	1,761	14,840	4,721

Net interest income after provision for loan losses	54,546	59,203	103,986	116,613

Noninterest Income
Service charges on deposit accounts	11,385	11,483	21,807	21,070
Trust and investment advisory fees	3,945	3,916	7,892	7,706
Other service charges, commissions, and fees	4,456	6,099	9,458	11,258
Card-based fees	4,236	4,181	8,134	7,892
Bank owned life insurance income	2,145	1,982	4,607	3,893
Securities (losses) gains, net	(4,618)	961	350	4,405
Other income	874	2,001	194	3,099

Total noninterest income	22,423	30,623	52,442	59,323

Noninterest Expense
Salaries and wages	20,143	22,656	39,167	43,459
Retirement and other employee benefits	6,225	6,352	13,391	13,099
Net occupancy expense	5,528	5,386	11,679	10,888
Equipment expense	2,451	2,590	5,018	5,216
Technology and related costs	1,820	1,849	3,591	3,557
Professional services	2,611	2,219	4,905	4,321
Advertising and promotions	1,713	1,541	2,750	2,553
Merchant card expense	1,780	1,728	3,426	3,278
Other expenses	7,674	6,416	15,361	12,521

Total noninterest expense	49,945	50,737	99,288	98,892

Income before income tax expense	27,024	39,089	57,140	77,044
Income tax expense	27	9,778	5,105	18,704

Net income	$26,997	$29,311	$52,035	$58,340

Per Share Data
Basic earnings per share	$0.56	$0.59	$1.07	$1.17
Diluted earnings per share	$0.56	$0.59	$1.07	$1.16
Cash dividends per share	$0.310	$0.295	$0.620	$0.590
Weighted average shares outstanding	48,459	49,617	48,446	49,768
Weighted average diluted shares outstanding	48,576	49,984	48,582	50,152

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Balance at January 1, 2007	50,025	$613	$205,044	$823,787	$(15,288)	$(263,142)	$751,014
Cumulative-effect for change in accounting for purchases of life insurance policies	-	-	-	(209)	-	-	(209)

Adjusted balance at January 1, 2007	50,025	613	205,044	823,578	(15,288)	(263,142)	750,805
Comprehensive Income:
Net income	-	-	-	58,340	-	-	58,340
Other comprehensive loss: (1)
Unrealized losses on securities	-	-	-	-	(19,847)	-	(19,847)
Other activities	-	-	-	-	(13)	-	(13)

Total comprehensive income	-						38,480
Dividends declared ($0.59 per share)	-	-	-	(29,320)	-	-	(29,320)
Purchase of treasury stock	(678)	-	-	-	-	(25,166)	(25,166)
Share-based compensation expense	-	-	1,808	-	-	-	1,808
Exercise of stock options and restricted stock activity	150	-	(1,021)	-	-	5,578	4,557
Treasury stock (purchased for) issued to benefit plans	(3)	-	5	-	-	(109)	(104)

Balance at June 30, 2007	49,494	$613	$205,836	$852,598	$(35,148)	$(282,839)	$741,060

Balance at January 1, 2008	48,453	$613	$207,851	$844,972	$(11,727)	$(317,734)	$723,975
Comprehensive Income:
Net income	-	-	-	52,035	-	-	52,035
Other comprehensive loss: (1)
Unrealized losses on securities	-	-	-	-	(24,222)	-	(24,222)

Total comprehensive income							27,813
Dividends declared ($0.62 per share)	-	-	-	(30,163)	-	-	(30,163)
Purchase of treasury stock	(5)	-	-	-	-	(138)	(138)
Share-based compensation expense	-	-	1,774	-	-	-	1,774
Exercise of stock options and restricted stock activity	138	-	(3,511)	-	-	4,337	826
Treasury stock (purchased for) issued to benefit plans	(2)	-	(1)	-	-	(52)	(53)

Balance at June 30, 2008	48,584	$613	$206,113	$866,844	$(35,949)	$(313,587)	$724,034

(1)			Net of taxes and reclassification adjustments.

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)

	Six Months Ended June 30,

	2008	2007

Net cash provided by operating activities	$69,536	$51,771

Investing Activities
Securities available-for-sale:
Proceeds from maturities, repayments, and calls	171,485	155,518
Proceeds from sales	220,124	147,826
Purchases	(456,461)	(71,594)
Securities held-to-maturity:
Proceeds from maturities, repayments, and calls	30,388	16,289
Purchases	(27,252)	(28,994)
Net (increase) decrease in loans	(233,228)	90,556
Proceeds from claims on bank owned life insurance	2,010	886
Proceeds from sales of other real estate owned	2,280	3,050
Proceeds from sales of premises, furniture, and equipment	720	572
Purchases of premises, furniture, and equipment	(1,712)	(8,091)

Net cash (used in) provided by investing activities	(291,646)	306,018

Financing Activities
Net increase (decrease) in deposit accounts	6,302	(352,472)
Net increase (decrease) in borrowed funds	225,680	(10,078)
Purchases of treasury stock	(138)	(25,166)
Proceeds from issuance of treasury stock	(53)	-
Cash dividends paid	(30,122)	(29,476)
Exercise of stock options and restricted stock activity	435	3,791
Excess tax benefit from exercise of stock options and release of restricted stock awards	(17)	342

Net cash provided by (used in) financing activities	202,087	(413,059)

Net decrease in cash and cash equivalents	(20,023)	(55,270)
Cash and cash equivalents at beginning of period	194,837	214,906

Cash and cash equivalents at end of period	$174,814	$159,636

Supplemental Disclosures:
Noncash transfers of loans to foreclosed real estate	$4,009	$3,830
Dividends declared but unpaid	15,086	14,623

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Fair Value Option: Effective January 1, 2008, the Company adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Liabilities ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value. The fair value option is applied on an instrument-by-instrument basis, is irrevocable and can only be applied to an entire instrument and not to specified risks, specified cash flows, or portions of that instrument. Changes in fair value (i.e. unrealized gains and losses) on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred. SFAS No. 159 also requires entities to provide additional information that would help users of the financial statements understand how changes in fair values affect current-period earnings. While the Company did not elect the fair value option on the adoption date, it may elect this guidance for financial assets and liabilities in the future as permitted under the statement. Accordingly, the adoption of SFAS No. 159 on January 1, 2008 did not have an impact on the Company's financial position, results of operations, or liquidity.

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

Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this statement include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred, except for debt or equity issuance costs which will be accounted for in accordance with other generally accepted accounting principles; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. In addition, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Company will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption of SFAS No. 141(R) is not permitted, accordingly the Company will be required to record and disclose any business combinations in accordance with existing GAAP until January 1, 2009. The effect of these new requirements on the Company's financial position and results of operations will depend on the volume and terms of acquisitions in 2009 and beyond, but will likely increase the amount and change the timing of recognizing expenses related to acquisition activities.

Derivative Disclosures: In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133 ("SFAS No. 161"), which requires an entity to provide greater transparency about how its derivative and hedging activities affect its financial statements. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 affects only disclosures, it will not impact the Company's financial position or results of operation upon adoption.

3. SECURITIES

Securities Portfolio
(Dollar amounts in thousands)

	June 30, 2008				December 31, 2007

	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Available- for-Sale
U.S. Treasury	$1,029	$3	$(2)	$1,030	$1,027	$2	$(1)	$1,028
U.S. Agency	6,519	57	-	6,576	41,895	597	-	42,492
Collateralized mortgage obligations	542,680	2,815	(4,688)	540,807	534,688	2,333	(2,221)	534,800
Other mortgage- backed securities	528,385	1,440	(6,770)	523,055	417,532	5,116	(2,328)	420,320
State and municipal	939,484	3,389	(13,862)	929,011	961,638	7,728	(2,531)	966,835
Collateralized debt obligations	87,278	434	(26,741)	60,971	95,584	-	(13,954)	81,630
Other	48,403	241	(3,633)	45,011	35,295	34	(2,388)	32,941

Total	$2,153,778	$8,379	$(55,696)	$2,106,461	$2,087,659	$15,810	$(23,423)	$2,080,046

Securities Held- to-Maturity

State and municipal	$94,580	$249	$-	$94,829	$97,671	$260	$-	$97,931

Trading Securities				$17,368				$18,352

During the first six months of 2008, the Company continued to closely monitor the fair value of the six asset-backed collateralized debt obligations that were subject to impairment charges in fourth quarter 2007 and recorded additional non-cash impairment charges on these securities of $2.3 million in first quarter 2008 and $6.0 million in second quarter 2008. The carrying value of these securities at June 30, 2008 was $1.8 million.

At June 30, 2008, gross unrealized gains in the securities available-for-sale portfolio totaled $8.4 million, and gross unrealized losses totaled $55.7 million, resulting in a net unrealized depreciation of $47.3 million. The unrealized loss on securities in an unrealized loss position for greater than 12 months totaled $26.4 million. Management does not believe any individual unrealized loss as of June 30, 2008 represented an other-than-temporary impairment. The Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost, or to maturity.

Trading securities held by the Company represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Net trading gains (losses), representing appreciation (depreciation) in the portfolio, included in other noninterest income in the Consolidated Statements of Income totaled $40,000 in second quarter 2008 and $832,000 in second quarter 2007. Trading (losses) gains totaled $(1.4) million for the six months ended June 30, 2008 and $1.2 million for the six months ended June 30, 2007.

4. LOANS

Loan Portfolio
(Dollar amounts in thousands)

	June 30, 2008	December 31, 2007

Commercial and industrial	$1,448,723	$1,347,481
Agricultural	207,438	181,358
Real estate - office, retail, and industrial	1,048,547	942,065
Real estate - residential land and development	418,455	418,543
Real estate - multifamily	195,815	178,602
Real estate - other commercial real estate	1,107,122	1,111,141
Consumer	542,960	563,741
Real estate - 1-4 family	213,295	220,741

Total loans	$5,182,355	$4,963,672

Total loans reported are net of deferred loan fees of $9.5 million as of June 30, 2008 and $8.8 million as of December 31, 2007 and include overdrawn demand deposits totaling $8.6 million as of June 30, 2008 and $11.0 million as of December 31, 2007.

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

5. RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve for Loan Losses
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Balance at beginning of period	$64,780	$62,400	$61,800	$62,370
Loans charged-off	(4,991)	(2,526)	(11,732)	(5,935)
Recoveries of loans previously charged-off	535	756	1,196	1,235

Net loans charged-off	(4,456)	(1,770)	(10,536)	(4,700)
Provision for loan losses	5,780	1,761	14,840	4,721

Balance at end of period	$66,104	$62,391	$66,104	$62,391

A portion of the Company's reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets.

Impaired, Nonaccrual, and Past Due Loans
(Dollar amounts in thousands)
	June 30, 2008	December 31, 2007

Impaired loans:
Impaired loans with valuation reserve required (1)	$4,257	$3,470
Impaired loans with no valuation reserve required	17,914	11,878

Total impaired loans	$22,171	$15,348

Nonperforming loans:
Impaired loans on nonaccrual	$21,912	$15,068
Other nonaccrual loans (2)	3,324	3,379

Total nonaccrual loans	$25,236	$18,447
Restructured loans	259	280

Total nonperforming loans	$25,495	$18,727

Loans past due 90 days and still accruing interest	$37,510	$21,149
Valuation reserve related to impaired loans	231	1,757

(1)	These impaired loans require a valuation reserve because the estimated value of the loans is less than the recorded investment in the loans.
(2)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

The average recorded investment in impaired loans was $17.0 million for the six months ended 2008 and $12.8 million for the six months ended June 30, 2007. Interest income recognized on impaired loans was $50,000 for the six months ended 2008 and $27,000 for the six months ended 2007. Interest income recognized on impaired loans is recorded using the cash basis of accounting. As of June 30, 2008, the Company had $598,000 of additional funds committed to be advanced in connection with impaired loans.

6. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Share
(Amounts in thousands, except per share data)
	Quarters Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net income	$26,997	$29,311	$52,035	$58,340

Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	48,459	49,617	48,446	49,768
Dilutive effect of stock options	60	335	82	357
Dilutive effect of non-vested restricted stock awards	57	32	54	27

Weighted-average diluted common shares outstanding	48,576	49,984	48,582	50,152

Basic earnings per share	$0.56	$0.59	$1.07	$1.17
Diluted earnings per share	0.56	0.59	1.07	1.16

7. PENSION PLAN

Net Periodic Benefit Pension Expense
(Dollar amounts in thousands)
	Quarters Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$618	$802	$1,516	$1,968
Interest cost	488	633	1,197	1,554
Expected return on plan assets	(610)	(792)	(1,497)	(1,943)
Recognized net actuarial loss	139	181	342	444
Amortization of prior service cost	-	1	1	2

Net periodic cost	$635	$825	$1,559	$2,025

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	June 30, 2008	December 31, 2007

Commitments to extend credit:
Home equity lines	$237,048	$266,582
All other commitments	1,149,087	1,135,612
Letters of credit:
Standby	142,379	128,281
Commercial	394	427
Recourse on assets securitized	10,375	13,252

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. The carrying value of the Company's standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $765,000 as of June 30, 2008 and $669,000 as of December 31, 2007. As of June 30, 2008, standby letters of credit had a remaining weighted-average term of approximately 12.2 months, with remaining actual lives ranging from less than 1 year to 7.0 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in fourth quarter 2004, the Company is obligated by agreement to repurchase at recorded value any nonperforming loans, defined as loans past due greater than 90 days. The aggregate recorded value of securitized loans subject to this recourse obligation was $10.4 million as of June 30, 2008 and $13.3 million as of December 31, 2007. Per its agreement, the Company's recourse obligations will end on November 30, 2011. The carrying value of the Company's recourse liability, which is included in other liabilities in the Consolidated Statements of Condition, totaled $148,000 as of June 30, 2008 and December 31, 2007.

Legal Proceedings

At June 30, 2008, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of June 30, 2008.

9. FAIR VALUE

The Company measures, monitors, and discloses certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis to account for trading securities, securities available-for-sale, mortgage servicing rights, derivative assets, and derivative liabilities. In addition, fair value is used on a non-recurring basis to apply lower-of-cost-or-market accounting to foreclosed real estate; evaluate assets or liabilities for impairment, including collateral-dependent impaired loans, goodwill, and other intangibles; and for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques (i.e., discounted cash flow analysis) and input assumptions when estimating fair value, all of which are in accordance with SFAS No. 157.

SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Furthermore, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels based on the reliability of the input assumptions. The hierarchy gives the highest priority to level 1 measurements and the lowest priority to level 3 measurements. The three levels of the fair value hierarchy are defined as follows:

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

The categorization of where an asset or liability falls within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

Securities Available-for-Sale - Substantially all available-for-sale securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services or dealer market participants. In obtaining such data from external pricing services, the Company has evaluated the methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company's principal markets. The Company's principal markets for its securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Examples of such securities measured at fair value are U.S. Treasury and Agency securities, municipal bonds, collateralized mortgage obligations, and other mortgage-backed securities. These securities are generally classified in level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency for inputs to the valuation, securities are classified in level 3 of the valuation hierarchy. For instance, in the valuation of certain collateralized mortgage and debt obligations and high-yield debt securities, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. For asset-backed and trust-preferred collateralized debt obligations ("CDOs"), the Company obtained price information from third-party dealer quotes, as this level of evidence is the strongest support absent current market activity for the fair value of these securities. Due to the illiquidity in the secondary market for CDOs, especially since the disruption in the sub-prime credit markets during 2007 and 2008, these fair value estimates cannot be corroborated by observable market data. Therefore, while the majority of the Company's securities portfolio was classified in level 2, the CDO securities were classified in level 3 of the valuation hierarchy. Certain securities available-for-sale are carried at cost, including other miscellaneous marketable equity securities. The carrying value of these cost investments approximates fair value.

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

Assets and Liabilities Measured at Fair Value

The following table provides the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at June 30, 2008.

Fair Value Measurements
(Dollar amounts in thousands)
	June 30, 2008

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities	$17,368	$-	$-	$17,368
Securities available-for-sale (1)	-	2,028,502	77,959	2,106,461
Mortgage servicing rights (2)	-	-	1,632	1,632

Total assets	$17,368	$2,028,502	$79,591	$2,125,461

Liabilities:
Derivative liabilities (2)	$-	$387	$-	$387

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans net of reserve for loan losses (3)	$-	$-	$7,288	$7,288

(1)	Includes other miscellaneous marketable equity securities with an aggregate carrying value totaling $2.9 million that is assumed to approximate fair value.

(2)	Mortgage servicing rights are included in other assets, and derivative liabilities are included in other liabilities in the Consolidated Statements of Financial Condition.

(3)	Represents the carrying value of loans for which adjustments are based on the appraised or market-quoted value of the collateral.

In accordance with the provisions of FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, collateral-dependent impaired loans with a carrying value of $14.2 million, less transfers to foreclosed real estate of $1.4 million, were written down to their fair value of $7.3 million, resulting in a provision for loan losses of $5.5 million, which was included in earnings for the six months ended June 30, 2008.

Reconciliation of Beginning and Ending Fair Value For Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)
	Quarters Ended June 30, 2008		Six Months Ended June 30, 2008

	Securities Available- For-Sale	Mortgage Servicing Rights	Securities Available- For-Sale	Mortgage Servicing Rights

Balance at beginning of period	$92,808	$1,799	$110,496	$1,877
Total gains (losses):
Included in earnings (1)	(4,556)	(167)	(6,837)	(245)
Included in other comprehensive income	(8,272)	-	(12,450)	-
Purchases, sales, issuances, and settlements	(2,021)	-	(2,600)	-
Transfers out of Level 3 (2)	-	-	(10,650)	-

Balance at end of period	$77,959	$1,632	$77,959	$1,632

Change in unrealized losses in earnings relating to assets and liabilities still held at end of period	$(5,962)	$-	$(8,243)	$-

(1)

Total gains and losses included in earnings for securities available-for-sale are reported in securities gains (losses), net, and gains and losses on mortgage servicing rights are reported in other service charges, commissions, and fees in the Consolidated Statements of Income.

(2)

The transfer out of level 3 represents a single security that was manually priced using broker quotes (a level 3 input) at December 31, 2007, but valued by an external pricing service (a level 2 input) at June 30, 2008.

In the table above, the net losses recognized in earnings for securities available-for-sale represent additional non-cash impairment charges recognized during first and second quarter 2008 on certain asset-backed CDOs that were deemed to be other-than-temporarily impaired, net of the gain realized on the sale of an asset-backed CDO previously written down.

10. INCOME TAXES

The Company's provision for income taxes includes both federal and state income tax expense. Following is an analysis of the provision for income taxes and the effective income tax rates for the periods presented.
	Quarters Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Income before income tax expense	$27,024	$39,089	$57,140	$77,044
Income tax expense	27	9,778	5,105	18,704
Effective income tax rate	0.1%	25.0%	8.9%	24.3%

Federal effective income tax rate	9.9%	24.9%	15.7%	24.2%
State effective income tax rate, net of federal tax effect	(9.8%)	0.1%	(6.8%)	0.1%

The federal effective income tax rate and changes in that rate are greatly influenced by the amount of tax-exempt income derived from investment securities and bank owned life insurance ("BOLI"). The state effective income tax rate and changes in that rate are dependent upon Illinois, Indiana, and Iowa income tax rules relating to consolidated/combined reporting, sourcing of income and expense, and the amount of tax-exempt income derived from loans, investment securities, and BOLI. As a result of a favorable court decision and certain favorable developments in pending tax audits during the quarter, the Company increased the amount of benefit recognized with respect to identified uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48").

The increase in recognized tax benefit resulted in a $4.9 million reduction in tax expense during the quarter and is the primary reason for the decrease in effective income tax rate from 2007 to 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of our results of operations and financial condition for the quarters ended June 30, 2008 and 2007. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term the "Bank," we are referring to our wholly-owned banking facility, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2007 Annual Report on Form 10-K ("2007 10-K"). Results of operations for the quarter and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

PERFORMANCE OVERVIEW

General Overview

Our banking network provides a full range of business and retail banking and trust and advisory services through 98 banking offices, primarily in suburban metropolitan Chicago. The primary sources of our revenue are net interest income and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, consumer confidence, and competitive conditions within the marketplace.

Second Quarter 2008 vs. 2007

Net income for the quarter ended June 30, 2008 was $27.0 million, or $0.56 per share, compared to $29.3 million, or $0.59 per share, for second quarter 2007. Second quarter 2008 performance resulted in an annualized return on average assets of 1.33% compared to 1.44% for second quarter 2007, and an annualized return on average equity of 14.6% compared to 15.5% for second quarter 2007.

Net income for the six-month period ended June 30, 2008 was $52.0 million, or $1.07 per share, compared to $58.3 million, or $1.16 per share, for the same period of 2007. Our annualized returns on average assets and average equity for the six-month period ended June 30, 2008 were 1.29% and 14.2%, respectively, compared to 1.43% and 15.5% for the same period of 2007.

Total loan balances at June 30, 2008 increased $272.5 million from a year ago and $218.7 million from December 31, 2007, building on the momentum we generated in the last half of 2007. The growth was primarily in the commercial real estate and commercial and industrial lines.

The ratio of nonperforming assets plus loans past due 90 days as a percent of total loans plus foreclosed real estate was 1.35% at June 30, 2008 compared to 0.92% at December 31, 2007 and 0.78% at June 30, 2007. The increase is related primarily to loans to home builders and developers and reflects the impact of declining home prices on sales of new developments.

Net interest margin of 3.58% declined only 3 basis points from 3.61% for second quarter 2007 despite the Federal Reserve's 325 basis point decrease in the federal funds rate over the past year. We substantially offset the reduced loan yields with lower rates on wholesale borrowings, reduced rates paid on portions of our retail deposits, a widening of loan spreads, and expanded spreads on our investment portfolio.

Our fee-based revenues for the quarter and six-month periods ended June 30, 2008 declined 6.5% and 1.3%, respectively, from the same periods of 2007. Such declines were due primarily to the elimination of fees attendant to discontinuing both originating mortgages and the outsourcing of our cashier check balances. Our noninterest expense for the quarter and six-month periods ended June 30, 2008 decreased 1.6% and increased 0.4%, respectively, from the same periods of 2007.

We had certain other significant transactions that affected net income for the quarter and six-month periods ended June 30, 2008. We recognized net securities losses of $4.6 million in second quarter 2008, compared to net securities gains of $961,000 in second quarter 2007. For the six-month periods ended June 30, 2008 and 2007 we recognized $350,000 and $4.4 million in net securities gains, respectively. We recorded additional tax benefits during the six-month period ended June 30, 2008 of $6.8 million, including $4.9 million in second quarter 2008 related to the reversal of income tax reserves due to favorable events affecting certain tax positions.

Business Outlook

Despite the Federal Reserve's significant and, in some cases, unprecedented, actions to buttress the capital markets and calm investors' concerns, the uncertainty that manifested itself in recurring credit and liquidity problems in 2007 continued throughout the first six months of 2008. During this period, the Federal Reserve's actions significantly reduced the cost of overnight borrowing for banks, enabled JPMorgan Chase & Co. to purchase Bear Stearns Companies, Inc., and allowed investment banks to borrow directly from the Federal Reserve. In July 2008, the U.S. Congress passed legislation that provides unprecedented support to the two largest mortgage finance providers, Fannie Mae and Freddie Mac.

As we have previously noted, the Chicagoland economy reflects many aspects of the national marketplace. Employment is weakening and housing sales are down since June of 2007. Developers of residential properties, faced with excess inventory of new housing, have been especially hard hit. Until housing sales activity recovers, their cash flows will be severely diminished. Consequently, banks are seeing greater delinquencies in this portfolio, and the value of underlying collateral is under pressure in some cases. In the first and second quarters of 2008, we increased our loan loss reserve in anticipation of losses in our residential development portfolio.

We have been profitably engaged in lending to residential developers for over two decades, a period of time that encompassed two pronounced economic downturns. We firmly believe it is our long-term relationship approach to doing business with our customers that has enabled us to endure and thrive. This segment comprises 15.1% of our $2.8 billion real estate commercial and construction portfolio and is almost entirely concentrated in the Chicagoland market. We have been and will remain fully engaged with these borrowers and this marketplace. We believe the remainder of our portfolio is well positioned in this environment, with relatively small exposures to consumer loans and mortgages, no consumer credit card loans, and virtually no indirect auto lending.

We remain encouraged about our long-term prospects for profitable growth. The diverse Chicago marketplace continues to provide sales opportunities as evidenced by our double-digit loan growth in the second quarter of 2008. In addition, we believe the pricing of such loans appropriately reflects current credit risks. We have an efficient operating model with very experienced credit underwriters who have demonstrated the capacity to underwrite and collect credit while dealing with similar market dynamics in the past. Finally, we believe we have the liquidity and capital to support our loan activity while satisfying all regulatory requirements.

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

Our accounting and reporting policies conform to U.S. generally accepted accounting principles ("GAAP") and general practice within the banking industry. For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. Although we believe that these non-GAAP financial measures enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of such adjustment is presented in the following table.

Table 1
Effect of Tax-Equivalent Adjustment
(Dollar amounts in thousands)
	Quarters Ended June 30,			Six Months Ended June 30,

	2008	2007	% Change	2008	2007	% Change

Net interest income (GAAP)	$60,326	$60,964	(1.0)	$118,826	$121,334	(2.1)
Tax-equivalent adjustment	5,603	5,252	6.7	11,157	10,682	4.4

Tax-equivalent net interest income	$65,929	$66,216	(0.4)	$129,983	$132,016	(1.5)

Tax-equivalent net interest income for the quarter and six-month periods ended June 30, 2008 declined 0.4% and 1.5%, respectively, compared to the same periods in 2007.

Table 2 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters ended June 30, 2008 and 2007. The table also details increases and decreases in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 1 above.

Net interest margin for second quarter 2008 of 3.58% declined 3 basis points from 3.61% for second quarter 2007 despite the Federal Reserve's 325 basis point decrease in the federal funds rate over the past year. With approximately one-half of our loan portfolio tied to floating indices, the decline in the Federal Reserve's federal funds rate resulted in a decline of 158 basis points in average loan yields from second quarter 2007. This negative impact was offset by a decline in our short-term wholesale borrowing rates, a decline in the rates paid on portions of our customer deposits, a widening of loan spreads, and expanded spreads on our investment portfolio as the interest rate yield curve steepened.

As shown in Table 2, second quarter 2008 tax-equivalent interest income declined $19.0 million compared to second quarter 2007. The increase in interest-earning assets increased interest income by $2.5 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $21.5 million. Second quarter 2008 interest expense declined $18.7 million compared to second quarter 2007. The increase in interest-bearing liabilities increased interest expense by $832,000, and a decrease in the average rate paid on interest-bearing liabilities reduced interest expense by $19.6 million.

As shown in Table 3, net interest margin was 3.55% for the first six months of 2008 compared to 3.57% for the first six months of 2007. Tax equivalent interest income declined $32.0 million for the first six months of 2008 compared to the first six months of 2007. The decrease in interest-earning assets decreased interest income by $1.5 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $30.5 million. Interest expense for the first six months of 2008 declined $30.0 million compared to the first six months of 2007. The decrease in interest-bearing liabilities decreased interest expense by $1.5 million, and a decrease in the average rate paid on interest-bearing liabilities reduced interest expense by $28.5 million.

We continue to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-Q.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Quarters Ended June 30, 2008 and 2007

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2008	2007	Increase (Decrease)	2008	2007	Basis Points Inc/(Dec)	2008	2007	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$19,964	$10,412	$9,552	2.08%	5.59%	(351)	$103	$145	(42)	$(133)	$91	$(42)
Mortgages held for sale	-	6,400	(6,400)	-	5.26%	(526)	-	84	(84)	(84)	-	(84)
Trading account securities	17,363	16,778	585	1.24%	1.50%	(26)	54	63	(9)	2	(11)	(9)
Securities available-for-sale	2,105,626	2,213,530	(107,904)	5.63%	5.54%	9	29,629	30,679	(1,050)	(1,528)	478	(1,050)
Securities held-to-maturity	98,383	107,513	(9,130)	6.73%	6.77%	(4)	1,656	1,820	(164)	(154)	(10)	(164)
Federal Home Loan Bank and Federal Reserve Bank stock	54,767	54,767	-	2.42%	3.97%	(155)	332	544	(212)	-	(212)	(212)
Loans:
Commercial and industrial	1,423,479	1,393,984	29,495	5.96%	7.77%	(181)	21,103	26,994	(5,891)	584	(6,475)	(5,891)
Agricultural	205,867	162,573	43,294	4.97%	7.25%	(228)	2,546	2,938	(392)	2,114	(2,506)	(392)
Real estate - commercial	2,705,016	2,576,166	128,850	6.00%	7.47%	(147)	40,370	47,971	(7,601)	2,607	(10,208)	(7,601)
Consumer	544,655	603,227	(58,572)	5.73%	7.62%	(189)	7,761	11,467	(3,706)	(1,035)	(2,671)	(3,706)
Real estate - 1-4 family	218,569	208,533	10,036	6.19%	6.19%	-	3,362	3,218	144	154	(10)	144

Total loans	5,097,586	4,944,483	153,103	5.93%	7.51%	(158)	75,142	92,588	(17,446)	4,424	(21,870)	(17,446)

Total interest-earning assets	$7,393,689	$7,353,883	$39,806	5.81%	6.86%	(105)	$106,916	$125,923	(19,007)	$2,527	$(21,534)	$(19,007)

Savings deposits	$823,196	$746,702	$76,494	0.86%	1.48%	(62)	$1,755	$2,763	$(1,008)	$321	$(1,329)	$(1,008)
NOW accounts	953,808	905,683	48,125	1.04%	1.55%	(51)	2,465	3,509	(1,044)	198	(1,242)	(1,044)
Money market deposits	818,815	858,639	(39,824)	1.60%	3.41%	(181)	3,256	7,307	(4,051)	(325)	(3,726)	(4,051)
Time deposits	2,161,611	2,336,009	(174,398)	3.83%	4.81%	(98)	20,560	28,014	(7,454)	(1,976)	(5,478)	(7,454)
Borrowed funds	1,331,195	1,162,315	168,880	2.79%	4.96%	(217)	9,249	14,363	(5,114)	2,541	(7,655)	(5,114)
Subordinated debt	232,492	228,229	4,263	6.40%	6.59%	(19)	3,702	3,751	(49)	73	(122)	(49)

Total interest-bearing liabilities	$6,321,117	$6,237,577	$83,540	2.61%	3.84%	(123)	$40,987	$59,707	(18,720)	$832	(19,552)	(18,720)

Net interest margin / income				3.58%	3.61%	(3)	$65,929	$66,216	$(287)	$1,695	$(1,982)	$(287)

	2008		2007

Net Interest Margin Trend By Quarter	2nd	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	5.81%	6.29%	6.67%	6.91%	6.86%	6.83%
Rates paid on interest-bearing liabilities	2.61%	3.23%	3.71%	3.86%	3.84%	3.88%
Net interest margin	3.58%	3.53%	3.53%	3.63%	3.61%	3.53%

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Six Months Ended June 30, 2008 and 2007

	Average Balances			Average Interest Rates Earned/Paid			Interest Income/Expense			Increase/(Decrease) in Interest Income/Expense Due to:

	2008	2007	Increase (Decrease)	2008	2007	Basis Points Inc/(Dec)	2008	2007	Increase (Decrease)	Volume	Rate	Total

Federal funds sold and other short-term investments	$10,943	$11,531	$(588)	2.22%	5.42%	(320)	$121	$310	$(189)	$(15)	$(174)	$(189)
Mortgages held for sale	74	4,676	(4,602)	8.15%	5.56%	259	3	129	(126)	(242)	116	(126)
Trading account securities	17,984	16,464	1,520	1.29%	1.53%	(24)	116	126	(10)	14	(24)	(10)
Securities available-for-sale	2,097,381	2,264,211	(166,830)	5.72%	5.55%	17	59,988	62,864	(2,876)	(4,869)	1,993	(2,876)
Securities held-to-maturity	97,065	101,311	(4,246)	6.71%	6.80%	(9)	3,257	3,445	(188)	(142)	(46)	(188)
Federal Home Loan Bank and Federal Reserve Bank stock	54,767	54,782	(15)	2.45%	4.28%	(183)	670	1,171	(501)	-	(501)	(501)
Loans net of unearned discount:
Commercial and industrial	1,390,175	1,392,382	(2,207)	6.27%	7.69%	(142)	43,352	53,094	(9,742)	(84)	(9,658)	(9,742)
Agricultural	192,977	169,326	23,651	5.30%	7.19%	(189)	5,090	6,034	(944)	1,098	(2,042)	(944)
Real estate - commercial	2,701,737	2,587,808	113,929	6.29%	7.48%	(119)	84,481	95,970	(11,489)	4,732	(16,221)	(11,489)
Consumer	550,453	618,522	(68,069)	6.19%	7.60%	(141)	16,950	23,301	(6,351)	(2,388)	(3,963)	(6,351)
Real estate - 1-4 family	222,835	210,995	11,840	6.24%	6.21%	3	6,917	6,498	419	368	51	419

Total loans	5,058,177	4,979,033	79,144	6.23%	7.49%	(126)	156,790	184,897	(28,107)	3,726	(31,833)	(28,107)

Total interest-earning assets	$7,336,391	$7,432,008	$(95,617)	6.05%	6.85%	(80)	$220,945	$252,942	$(31,997)	$(1,528)	$(30,469)	$(31,997)

Savings deposits	$818,980	$726,236	$92,744	1.09%	1.36%	(27)	$4,426	$4,910	$(484)	$848	$(1,332)	$(484)
NOW accounts	917,157	887,972	29,185	1.16%	1.50%	(34)	5,277	6,613	(1,336)	225	(1,561)	(1,336)
Money market deposits	820,484	860,535	(40,051)	1.91%	3.39%	(148)	7,788	14,484	(6,696)	(646)	(6,050)	(6,696)
Time deposits	2,168,396	2,416,777	(248,381)	4.15%	4.82%	(67)	44,755	57,713	(12,958)	(5,585)	(7,373)	(12,958)
Borrowed funds	1,319,296	1,194,875	124,421	3.25%	5.01%	(176)	21,325	29,712	(8,387)	3,553	(11,940)	(8,387)
Subordinated debt	231,475	228,447	3,028	6.42%	6.62%	(20)	7,391	7,494	(103)	101	(204)	(103)

Total interest-bearing liabilities	$6,275,788	$6,314,842	$(39,054)	2.91%	3.86%	(95)	$90,962	$120,926	$(29,964)	$(1,504)	$(28,460)	$(29,964)

Net interest margin / income				3.55%	3.57%	(2)	$129,983	$132,016	$(2,033)	$(24)	$(2,009)	$(2,033)

Noninterest Income

Table 4

Noninterest Income Analysis
(Dollar amounts in thousands)
	Quarters Ended June 30,			Six Months Ended June 30,

	2008	2007	% Change	2008	2007	% Change

Service charges on deposit accounts	$11,385	$11,483	(0.9)	$21,807	$21,070	3.5
Trust and investment advisory fees	3,945	3,916	0.7	7,892	7,706	2.4
Other service charges, commissions, and fees	4,456	6,099	(26.9)	9,458	11,258	(16.0)
Card-based fees	4,236	4,181	1.3	8,134	7,892	3.1

Subtotal fee-based revenues	24,022	25,679	(6.5)	47,291	47,926	(1.3)
Bank owned life insurance	2,145	1,982	8.2	4,607	3,893	18.3
Trading gains (losses), net	40	832	(95.2)	(1,380)	1,156	(219.4)
Other income	834	1,169	(28.7)	1,574	1,943	(19.0)

Subtotal	27,041	29,662	(8.8)	52,092	54,918	(5.1)
Securities (losses) gains, net	(4,618)	961	(580.5)	350	4,405	(92.1)

Total noninterest income	$22,423	$30,623	(26.8)	$52,442	$59,323	(11.6)

Our total noninterest income for second quarter 2008 decreased by $8.2 million, or 26.8%, compared to second quarter 2007. Fee-based revenues for second quarter 2008 were $24.0 million, a decrease of 6.5% from second quarter 2007. In fourth quarter 2007 we ceased originating traditional residential mortgages, and in first quarter 2008, we began to maintain cashier check balances in-house rather than outsource the service. If revenues from mortgage sales and formerly outsourced cashier check balances are excluded from second quarter 2007, fee-based revenues decreased 2.7%.

Service charges on deposit accounts decreased 0.9% in second quarter 2008 compared to second quarter 2007 as a result of a $504,000 decrease in fees received on items drawn on customer accounts with insufficient funds substantially offset by a $476,000 increase in service charges on business checking accounts. Trust and investment advisory fees increased 0.7% due in part to a $245.0 million increase in average assets under management. Other service charges, commissions, and fees declined 26.9% for second quarter 2008 compared to second quarter 2007 due to the ceasing of originating traditional residential mortgages and formerly outsourced cashier check balances as well as a decline in commissions received from the sale of third-party annuity and investment products. Card-based fees for second quarter 2008 increased 1.3% from second quarter 2007, with most of the increase related to higher usage. Other income declined 28.7% for second quarter 2008 compared to second quarter 2007 as second quarter 2007 included a reduction in an accrual for credit card conversion costs and a favorable lawsuit settlement.

For the six months ended June 30, 2008, noninterest income was down 11.6% compared to the same period in 2007. Fee-based revenues for the first six months of 2008 were $47.3 million, a decrease of 1.3% from the first six months of 2007. If revenues from mortgage sales and outsourced cashier check balances are excluded from the 2007 period, fee-based revenues increased 2.5%.

Bank owned life insurance ("BOLI") represents benefit payments received and the change in cash surrender value ("CSV") of the policies, net of premiums paid. In first quarter 2008, we received $305,000 of benefit payments. The increase in the CSV was attributable to earnings credited to policies, based on investments made by the insurer. The tax-equivalent yield on BOLI was 7.1% for second quarter 2008, compared to 6.7% for second quarter 2007. See page *30 for a discussion of our investment in bank owned life insurance.

Trading gains (losses), net represent the change during the quarter in the fair value of trading securities held on behalf of participants in our non-qualified deferred compensation plan. Such change is substantially offset by an adjustment to salaries and benefits expense.

We recognized a net securities loss in second quarter 2008 of $4.6 million and a net securities gain of $350,000 for the first half of 2008. The second quarter 2008 net loss was comprised of a $6.0 million writedown of certain asset-backed collateralized debt obligations, offset by a $1.4 million gain on the sale of one of these securities previously written down.

For further discussion on net securities gains and impairment charges, see the section titled "Investment Portfolio Management."

Noninterest Expense

Noninterest expense decreased $792,000, or 1.6%, for second quarter 2008 compared to second quarter 2007 and increased $396,000, or 0.4%, for the first six months of 2008 compared to the first six months of 2007.

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)
	Quarters Ended June 30,			Six Months Ended June 30,

	2008	2007	% Change	2008	2007	% Change

Compensation expense:
Salaries and wages	$20,143	$22,656	(11.1)	$39,167	$43,459	(9.9)
Retirement and other employee benefits	6,225	6,352	(2.0)	13,391	13,099	2.2

Total compensation expense	26,368	29,008	(9.1)	52,558	56,558	(7.1)
Net occupancy expense	5,528	5,386	2.6	11,679	10,888	7.3
Equipment expense	2,451	2,590	(5.4)	5,018	5,216	(3.8)
Technology and related costs	1,820	1,849	(1.6)	3,591	3,557	1.0
Professional services	2,611	2,219	17.7	4,905	4,321	13.5
Advertising and promotions	1,713	1,541	11.2	2,750	2,553	7.7
Merchant card expense	1,780	1,728	3.0	3,426	3,278	4.5
Other expenses	7,674	6,416	19.6	15,361	12,521	22.7

Total noninterest expense	$49,945	$50,737	(1.6)	$99,288	$98,892	0.4

Efficiency ratio	51.7%	52.1%		52.8	52.2%

Salaries and wages decreased $2.5 million, or 11.1%, in second quarter 2008 compared to second quarter 2007 as annual general merit increases were more than offset by targeted staff reductions, a reduction in the obligation due to participants under deferred compensation plans, and a reduction in stock-based compensation expenses. The 17.7% increase in professional services was driven by increased legal and other costs in connection with nonperforming loans as well as increases in general legal expenses. Other expenses increased $1.3 million and $2.8 million for the quarter and six-month periods ended June 30, 2008, respectively, compared to the same periods in 2007 and were due primarily to additional expenses associated with properties classified as other real estate owned ("OREO").

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income.

Income Taxes

Our accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in Notes 1 and 16 to the Consolidated Financial Statements of our 2007 10-K.

Income tax expense totaled $27,000 for second quarter 2008 compared to $9.8 million for second quarter 2007, resulting in an effective income tax rate of 0.1% for second quarter 2008 compared to 25.0% for second quarter 2007. The decline from the prior year is due primarily to the recognition of $4.9 million in income tax benefits relating principally to certain favorable second quarter 2008 developments affecting the Company's uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48").

The effective income tax rate was 8.9% for the first six months of 2008 compared to 24.3% for the same period in 2007. The decrease was the result of the application of FIN 48 as well as an additional state tax benefit of $1.9 million in first quarter 2008 associated with the fourth quarter 2007 securities impairment charge.

The State of Illinois has enacted legislation that significantly changes the income sourcing rules relating to financial organizations. To date, the State has not issued regulations or other clarifying guidance. We have considered, to the extent possible, the impact of the legislation, and are currently evaluating opportunities under the new rules. Based on our assessment to date, the legislation is not expected to have a material impact on our 2008 state tax expense, but could result in a low single digit increase in our effective tax rate beginning in 2009. Actual results will depend on the impact of final regulation on the opportunities being evaluated by management.

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

Table 6
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	At June 30, 2008			At December 31, 2007

	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total

Available-for-Sale
U.S. Treasury securities	$1,030	$1,029	-	$1,028	$1,027	-
U.S. Agency securities	6,576	6,519	0.3	42,492	41,895	1.9
Collateralized mortgage obligations	540,807	542,680	24.1	534,800	534,688	24.5
Other mortgage-backed securities	523,055	528,385	23.5	420,320	417,532	19.1
State and municipal securities	929,011	939,484	41.8	966,835	961,638	44.0
Collateralized debt obligations	60,971	87,278	3.9	81,630	95,584	4.4
Other securities	45,011	48,403	2.2	32,941	35,295	1.6

Total available-for-sale	2,106,461	2,153,778	95.8	2,080,046	2,087,659	95.5

Held-to-Maturity
State and municipal securities	94,829	94,580	4.2	97,931	97,671	4.5

Total securities	$2,201,290	$2,248,358	100.0	$2,177,977	$2,185,330	100.0

	At June 30, 2008			At December 31, 2007

	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity

Available-for-Sale
U.S. Treasury securities	1.35%	1.50	2.82%	1.35%	1.50	4.10%
U.S. Agency securities	0.34%	0.37	5.28%	0.73%	0.80	5.43%
Collateralized mortgage obligations	2.89%	3.08	4.98%	2.44%	2.51	5.05%
Other mortgage-backed securities	4.42%	5.70	5.55%	3.73%	4.81	5.64%
State and municipal securities	5.22%	8.76	6.17%	5.04%	7.84	6.20%
Collateralized debt obligations	0.25%	6.21	4.99%	0.25%	6.79	10.27%
Other securities	4.32%	11.44	5.79%	0.09%	10.00	1.79%

Total available-for-sale	4.20%	6.49	5.66%	3.76%	5.66	5.78%

Held-to-Maturity
State and municipal securities	0.78%	1.16	7.02%	0.84%	1.34	7.18%

Total securities	4.05%	6.26	5.71%	3.64%	5.47	5.84%

(1)

The effective duration of the securities portfolio represents the estimated percentage change in the fair value of the securities portfolio given a 100 basis point change up or down in the level of interest rates. This measure is used as a gauge of the portfolio's price volatility at a single point in time and is not intended to be a precise predictor of future fair values, as such values will be influenced by a number of factors.

(2)

Average life is presented in years and represents the weighted-average time to receive all future cash flows, using the dollar amount of principal paydowns, including estimated principal prepayments, as the weighting factor.

As of June 30, 2008, our securities portfolio totaled $2.2 billion, increasing 1.1% from December 31, 2007. During first quarter 2008 we took advantage of market conditions and the slope of the interest rate yield curve to sell $221.1 million of securities, primarily collateralized mortgage obligations and other mortgage-backed securities, at a gain of $5.9 million. We reinvested the majority of the proceeds back into similar investments and the remainder into higher-yielding debt securities, effectively replacing the yield with this new combination of securities.

Our collateralized debt obligations ("CDOs") are comprised of two distinct types of securities, trust-preferred CDOs with a book value of $85.5 million as of June 30, 2008 and asset-backed CDOs with a book value of $1.8 million as of June 30, 2008.

Our investments in trust-preferred collateralized debt obligations are debt securities supported by the credit of the underlying banks and insurance companies. Each of these securities carries an investment grade rating, and all have met their scheduled interest payments. Each carries sufficient excess collateral so that a number of banks or insurance companies would have to defer payment before interest due us would be deferred. We presently anticipate the full receipt of both principal and interest in accordance with our original purchase assumptions. The unrealized loss on these securities as of June 30, 2008 of $26.7 million reflects the market's temporary negative bias toward structured investment vehicles given the current interest rate and liquidity environment. We do not believe this loss is an other-than-temporary impairment. We expect no change in our net cash flows from these investments from what was originally anticipated, and we have both the intent and ability to hold them until maturity or recovery.

Our investments in asset-backed collateralized debt obligations are debt securities supported by underlying collateral, including sub-prime mortgages. In first quarter 2008, we recognized a $2.3 million impairment related to these CDOs. In second quarter 2008, we recognized an additional $6.0 million impairment. One of the securities for which we recorded an impairment in first quarter 2008 was subsequently sold in second quarter 2008 for a realized gain of $1.4 million. This portfolio, which is valued at $1.8 million at June 30, 2008, is comprised of four discrete securities. We received all scheduled interest on all four of the securities during second quarter 2008. Future cash flows from these securities are dependent upon the intrinsic structure of the underlying bonds and, as such, are not impacted by this non-cash impairment charge. Future valuation changes, if any, will be dependent upon estimates of the timing and amount of future cash flows from the underlying collateral.

Other securities include corporate bonds and other miscellaneous equity securities.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Table 7
Loan Portfolio
(Dollar amounts in thousands)
	June 30, 2008	% of Total	December 31, 2007	% of Total	Annualized % Change

Commercial and industrial	$1,448,723	27.9	$1,347,481	27.1	15.0
Agricultural	207,438	4.0	181,358	3.7	28.8
Commercial real estate:
Office, retail, and industrial	1,048,547	20.2	942,065	19.0	22.6
Residential land and development	418,455	8.1	418,543	8.4	-
Multifamily	195,815	3.8	178,602	3.6	19.2
Other commercial real estate	1,107,122	21.4	1,111,141	22.4	(0.8)

Total commercial real estate	2,769,939	53.5	2,650,351	53.4	9.0

Subtotal - corporate loans	4,426,100	85.4	4,179,190	84.2	11.8

Direct installment	62,332	1.2	65,660	1.3	(10.2)
Home equity	460,581	8.9	464,981	9.4	(1.8)
Indirect installment	20,047	0.4	33,100	0.7	(78.8)
Real estate - 1-4 family	213,295	4.1	220,741	4.4	(6.8)

Subtotal - consumer loans	756,255	14.6	784,482	15.8	(7.2)

Total loans	$5,182,355	100.0	$4,963,672	100.0	8.8

Consumer loans excluding indirect installment	$736,208		$751,382		(4.0)
Total loans excluding indirect installment	$5,162,308		$4,930,572		9.4

Outstanding loans totaled $5.2 billion as of June 30, 2008, an annualized increase of 8.8% from December 31, 2007. The increase since December 2007 was led by growth in commercial real estate, specifically office, retail, and industrial, and commercial and industrial lending. The decline in consumer loans was primarily due to continued run-off of indirect loans and paydowns on home equity lines. The decline in indirect installment loans from December 31, 2007 reflects our election in 2004 to cease indirect auto lending activities. In December 2007, we elected to discontinue originating traditional home mortgages as well.

Table 8
Commercial Real Estate Loan Detail by Product Type
(Dollar amounts in thousands)
	June 30, 2008	% of Total	December 31, 2007	% of Total	Annualized % Change

Office, retail, and industrial

Office	$337,424	32.2	$301,641	32.0	23.8
Retail	281,942	26.9	247,726	26.3	27.6
Industrial	429,181	40.9	392,698	41.7	18.6

Total office, retail, and industrial	$1,048,547	100.0	$942,065	100.0	22.6

Residential land and development composition

Structures	$220,680	52.7	$216,473	51.7	3.8
Land	197,775	47.3	202,070	48.3	(4.2)

Total residential land and development	$418,455	100.0	$418,543	100.0	-

Other commercial real estate

Commercial land	$381,013	34.4	$326,105	29.3	33.6
1-5 family investors	165,445	14.9	167,832	15.1	(2.8)
Service stations and truck stops	120,670	10.9	81,835	7.4	95.0
Warehouses and storage	79,580	7.2	63,355	5.7	51.2
Hotels	67,574	6.1	63,566	5.7	12.6
Restaurants	47,313	4.3	43,250	3.9	18.8
Medical	43,347	3.9	14,142	1.3	413.0
Automobile dealers	37,562	3.4	29,599	2.7	53.8
Mobile home parks	25,217	2.3	22,106	2.0	28.2
Recreational	15,106	1.4	15,542	1.4	(5.6)
Religious	11,362	1.0	11,124	1.0	4.2
Other (1)	112,933	10.2	272,685	24.5	(117.2)

Total other commercial real estate	$1,107,122	100.0	$1,111,141	100.0	(0.8)

(1) Certain loans presented here as of December 31, 2007 were subsequently redistributed to more appropriate categories.

Reserve for Loan Losses

We maintain a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which we operate. Management evaluates the sufficiency of the reserve for loan losses based on the combined total of specific, historical loss, and general components. Management believes that the reserve for loan losses of $66.1 million is adequate to absorb credit losses inherent in the loan portfolio as of June 30, 2008.

For a summary of the changes in the reserve for loan losses during the quarters ended June 2008 and 2007, refer to Note 5 of "Notes to Consolidated Financial Statements."

Table 9
Reserve for Loan Losses
(Dollar amounts in thousands)
	2008		2007

	June 30	March 31	December 31	June 30

As of the period ended
Reserve for loan losses	$66,104	$64,780	$61,800	$62,391
Total loans	5,182,355	5,045,765	4,963,672	4,909,858
Reserve for loan losses to loans	1.28%	1.28%	1.25%	1.27%
Reserve for loan losses to nonperforming loans	259%	376%	330%	418%
For the quarter ended
Provision for loan losses	$5,780	$9,060	$2,042	$1,761
Net loans charged-off	4,456	6,080	1,654	1,770
Net loans charged-off to average loans, annualized	0.35%	0.49%	0.13%	0.14%

The reserve for loan losses to loans was 1.28% as of June 30, 2008, up from 1.25% as of December 31, 2007. Nonperforming loans were covered 2.59 times by the loan loss reserve as of June 30, 2008. Total loans charged-off, net of recoveries, in second quarter 2008 were 0.35% of average loans.

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

Table 10
Nonperforming Assets and Past Due Loans
(Dollar amounts in thousands)
	2008			2007

	June 30	% of Loan Category	March 31	December 31	June 30

Nonaccrual loans:
Commercial and industrial	$5,222	0.36	$6,770	$9,128	$8,815
Agricultural	-	-	-	349	-
Office, retail, and industrial	1,125	0.11	730	552	-
Residential land and development	11,664	2.79	4,081	107	540
Multifamily	3,016	1.54	1,361	3,480	294
Other commercial real estate	885	0.08	255	1,452	2,101
Consumer	2,653	0.49	2,967	2,796	2,460
Real estate - 1-4 family	671	0.31	909	583	717

Total nonaccrual loans	25,236	N/A	17,073	18,447	14,927
Restructured loans	259	N/A	140	280	-

Total nonperforming loans	25,495	N/A	17,213	18,727	14,927
Foreclosed real estate	7,042		8,607	6,053	3,683

Total nonperforming assets	32,537	N/A	25,820	24,780	18,610

90 days past due loans (still accruing interest):
Commercial and industrial	4,530	0.31	3,926	2,693	2,419
Agricultural	-	-	-	-	39
Office, retail, and industrial	2,855	0.27	2,182	2,062	907
Residential land and development	17,181	4.11	17,438	9,270	5,006
Multifamily	2,071	1.06	2,332	916	6,281
Other commercial real estate	2,925	0.26	2,451	1,452	1,457
Consumer	5,456	1.00	3,255	2,903	1,793
Real estate - 1-4 family	2,492	1.17	1,895	1,853	1,731

Total 90 days past due loans	37,510	N/A	33,479	21,149	19,633

Total nonperforming assets plus 90 days past due loans	$70,047	N/A	$59,299	$45,929	$38,243

Nonperforming loans to total loans	0.49%		0.34%	0.38%	0.30%
Nonperforming assets to total loans plus foreclosed real estate	0.63%		0.51%	0.50%	0.38%
Nonperforming assets plus 90 day past due loans to total loans plus foreclosed real estate	1.35%		1.17%	0.92%	0.78%

N/A - Not applicable.

Nonperforming assets plus loans past due 90 days as a percent of total loans plus foreclosed real estate was 1.35% at June 30, 2008 compared to 0.92% at December 31, 2007. Such increase is related primarily to loans to home builders and developers, substantially all of whom are in the greater Chicagoland area.

The increase in the nonaccrual residential land and development category of $11.6 million from December 31, 2007 was due to two large Chicago homebuilders. In first quarter 2008, we charged off $447,000 of the outstanding loan to one builder and reclassed the $4.0 million remainder of the loan to nonaccrual. The remaining balance is in line with a recent appraisal on the underlying collateral. In second quarter 2008, we reclassed a $7.7 million loan to another builder to nonaccrual. The balance of this loan is also in line with a recent appraisal on the underlying collateral.

The increase in the foreclosed real estate category of $1.0 million from December 31, 2007 was due primarily to the transfers to OREO of a multi-family loan and a home equity loan, partially offset by the partial write-down of certain OREO properties. The amount in this category reflects the estimated value of the collateral less estimated costs to sell.

The increase in the 90 days past due loans of $16.4 million from December 31, 2007 was due primarily to ten loans, the majority of which are residential development loans. Concentrated in the Chicagoland market, residential development represents a business in which we have been profitably engaged for more than 20 years and represents 15.1% of our $2.8 billion real estate commercial and construction portfolio. A number of clients in this area have been caught up in the cycle of deteriorating cash flows making timely payments of outstanding obligations untenable. We are working aggressively to remediate these problems.

We remain fully engaged and proactive with our customers in order to recognize and deal with credit issues at their onset.

Our disclosure with respect to impaired loans is contained in Note 5 of "Notes to Consolidated Financial Statements."

INVESTMENT IN BANK OWNED LIFE INSURANCE

We purchase life insurance policies on the lives of certain directors, officers, and employees and are the sole owner and beneficiary of the policies. We invest in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies within other assets in the Consolidated Statements of Condition at each policy's respective cash surrender value, with changes recorded in noninterest income in the Consolidated Statements of Income. As of June 30, 2008, our BOLI assets amounted to $206.1 million, and the income we recorded for the six-month period then ended was $4.6 million.

Of our total BOLI portfolio, 22.2% is in general account life insurance distributed between 10 insurance carriers, all of whom carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 77.8% is in separate account life insurance, which is managed by third party investment advisors under pre-determined investment guidelines. Stable value protection is a feature available with respect to separate account life insurance policies that is designed to protect within limits a policy's cash surrender value from market fluctuations on underlying investments. All of our separate account portfolio has stable value protection, purchased from a highly rated financial institution. To the extent the fair value of the underlying securities falls below 80% of the cash surrender value, the cash surrender value will either be adjusted for the difference or transferred to a short duration money market fund. As of June 30, 2008, the fair values of the separate accounts ranged from 85% to 96%.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended June 30, 2008, December 31, 2007, and June 30, 2007. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most deposit categories.

Table 11
Funding Sources - Average Balances
(Dollar amounts in thousands)
	Quarters Ended			% Change

	June 30, 2008	December 31, 2007	June 30, 2007	06/30/08 vs. 12/31/07	06/30/08 vs. 06/30/07

Demand deposits	$1,053,339	$1,050,954	$1,061,987	0.2	(0.8)
Savings deposits	823,196	788,526	746,702	4.4	10.2
NOW accounts	953,808	885,966	905,683	7.7	5.3
Money market accounts	818,815	854,409	858,639	(4.2)	(4.6)

Transactional deposits	3,649,158	3,579,855	3,573,011	1.9	2.1

Time deposits	2,134,298	2,142,888	2,183,562	(0.4)	(2.3)
Brokered deposits	27,313	97,448	152,447	(72.0)	(82.1)

Total time deposits	2,161,611	2,240,336	2,336,009	(3.5)	(7.5)

Total deposits	5,810,769	5,820,191	5,909,020	(0.2)	(1.7)

Repurchase agreements	422,819	398,032	442,685	6.2	(4.5)
Federal funds purchased	177,513	111,771	145,397	58.8	22.1
Federal Home Loan Bank ("FHLB") advances	593,054	536,238	574,233	10.6	3.3
Other borrowed funds	137,809	-	-	N/M	N/M

Total borrowed funds	1,331,195	1,046,041	1,162,315	27.3	14.5

Subordinated debt	232,492	227,973	228,229	2.0	1.9

Total funding sources	$7,374,456	$7,094,205	$7,299,564	4.0	1.0

N/M - Not meaningful.

Total transactional deposits increased $69.3 million from December 31, 2007, due to increases in savings and NOW account balances, partially offset by a decline in money market accounts.

Total average deposits for second quarter 2008 totaled $5.8 billion, a decrease of 1.7% from second quarter 2007 and 0.2% from fourth quarter 2007. We funded loan growth and replaced maturing time deposits with higher average borrowed funds. As of June 30, 2008, the weighted-average maturity of FHLB borrowings was 3.5 months with a weighted-average rate of 4.02% compared to a weighted-average maturity of 1.7 months and a weighted-average rate of 5.20% as of June 30, 2007 and 7.4 months and 3.62% as of December 31, 2007.

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

Table 12
Capital Measurements
				Regulatory
	June 30,		December 31,	Minimum For

	2008	2007	2007	"Well Capitalized"

Regulatory capital ratios:
Total capital to risk-weighted assets	11.87%	12.49%	11.58%	10.00%
Tier 1 capital to risk-weighted assets	9.29%	9.87%	9.03%	6.00%
Tier 1 leverage to average assets	7.56%	7.75%	7.46%	5.00%
Tangible equity ratios:
Tangible equity to tangible assets	5.45%	5.80%	5.58%	(1)
Tangible equity, excluding other comprehensive loss, to tangible assets	5.90%	6.26%	5.73%	(1)
Tangible equity to risk-weighted assets	6.79%	7.28%	6.87%	(1)

(1)

Ratio is not subject to formal FRB regulatory guidance. Tangible equity equals total equity less goodwill and other intangible assets, and tangible assets equals total assets less goodwill and other intangible assets.

Stock Repurchase Programs

We continue to follow a practice of retaining sufficient capital to support growth in total assets and returning excess capital to stockholders in the form of dividends and through common stock repurchases. The latter increases the percentage ownership of the Company by existing stockholders. The Company's share repurchase program, which has operated episodically in recent years, is anticipated to be informally suspended throughout the balance of 2008.

The following table summarizes purchases made by or on our behalf, or by any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2008 pursuant to a repurchase program approved by our Board of Directors on November 27, 2007. Under the repurchase program, up to 2.5 million shares of our common stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of June 30, 2008. The repurchase program has no set expiration or termination date, and we generally do not repurchase shares of our common stock as part of the repurchase program during self-imposed "black-out" periods.

Table 13
Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program

April 1 - April 30, 2008	6,406	$27.86	1,070	2,494,747
May 1 - May 31, 2008	4,180	25.11	-	2,494,747
June 1 - June 30, 2008	2,040	21.80	-	2,494,747

Total	12,626	$25.97	1,070

(1)

Includes 1,070 shares purchased in private transactions and 11,556 shares acquired pursuant to our share-based compensation plans. Under the terms of these plans, we accept shares of common stock from option holders if they elect to surrender previously-owned shares upon exercise to cover the exercise price of the stock options or, in the case of restricted shares of common stock, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares.

Dividends

We paid dividends of $0.31 per common share in second quarter 2008, up 5.1% from the quarterly dividend per share declared in second quarter 2007 of $0.295. The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share, was 55.4% for second quarter 2008 and 50.0% for second quarter 2007. Based on the closing stock price at June 30, 2008 of $18.65, the annualized dividend yield on our common stock was 6.6%.

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

Evaluation of Securities for Impairment

Securities that we have the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Trading securities are carried at fair value, with unrealized gains and losses recorded in other noninterest income. All other securities are classified as securities available-for-sale and are carried at fair value. The fair values of securities are based on quoted prices obtained from third party pricing services or dealer market participants. Unrealized gains and losses on securities available-for-sale are reported, on an after-tax basis, as a separate component of stockholders' equity in accumulated other comprehensive income. Interest income is reported net of amortization of premium and accretion of discount.

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

We must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback or carryforward to taxable income in prior or future years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. We have determined a valuation allowance is not required for any deferred tax assets as of June 30, 2008, although there is no guarantee that those assets will be recognizable in future periods. For additional discussion of income taxes, see Note 1, "Summary of Significant Accounting Policies," and Note 16, "Income Taxes," to the Consolidated Financial Statements of the our 2007 10-K.

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

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates

	-200	+200	-200	+200	-300	+300

June 30, 2008:
Dollar change	$3,720	$(20,264)	$3,557	$(26,765)	$(21,432)	$(36,344)
Percent change	+1.4%	-7.6%	+1.3%	-10.1%	-8.1%	-13.7%
December 31, 2007:
Dollar change	$5,587	$(14,594)	$5,928	$(18,088)	$1,559	$(24,369)
Percent change	+2.2%	-5.8%	+2.3%	-7.1%	+0.6%	-9.6%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.

At June 30, 2008, our interest rate sensitivity profile, assuming a gradual upward change in interest rates, reflected a slightly greater negative exposure to rising interest rates in comparison to December 31, 2007. Conversely, in a falling interest rate environment, our exposure reflected a slightly less positive position as of June 30, 2008 in comparison to December 31, 2007. The change in earnings risk is the result of a reduction in the duration of borrowed funds and an increase in the amount of short-term funding. These short-term liabilities increase the sensitivity of interest expense to rising interest rates. The benefit in the declining interest rate environment is mitigated by a lack of repricing potential on transaction accounts. Market rates, specifically the federal funds target rate and the prime rate, have declined over 200 basis points since December 31, 2007. Rates on transaction accounts have also declined. With the federal funds target currently at 2.00%, the opportunity to further reduce rates on short-term transactional account balances is minimal.

Economic Value of Equity

In addition to the simulation analysis, management uses an economic value of equity sensitivity technique to understand the risk in both shorter- and longer-term positions and to study the impact of longer-term cash flows on earnings and capital. In determining the economic value of equity, we discount present values of expected cash flows on all assets, liabilities, and off-balance sheet contracts under different interest rate scenarios. The discounted present value of all cash flows represents our economic value of equity. Economic value of equity does not represent the true fair value of asset, liability, or derivative positions because certain factors are not considered, such as credit risk, liquidity risk, and the impact of future changes to the balance sheet. Our policy guidelines call for preventive measures to be taken in the event that an immediate increase or decrease in interest rates of 200 basis points is estimated to reduce the economic value of equity by more than 20%.

Analysis of Economic Value of Equity
(Dollar amounts in thousands)
	Immediate Change in Rates

	-200	+200

June 30, 2008:
Dollar change	$(66,981)	$(101,119)
Percent change	-5.2%	-7.8%
December 31, 2007:
Dollar change	$(40,870)	$(89,164)
Percent change	-3.2%	-7.1%

As of June 30, 2008, the estimated sensitivity of the economic value of equity to changes in interest rates reflected a greater negative exposure to both higher and lower interest rates compared to that existing at December 31, 2007. The increased exposure to rising interest rates is due, in part, to actions taken since December 31, 2007 to increase the effective duration and average life of the securities portfolio. The increased exposure to falling interest rates is due primarily to increases in transaction account balances and the fact that such balances already reflect significant interest rate reductions from December 31, 2007, reducing the amount available for future interest rate reductions.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company provided a discussion as to any material pending litigation matters relating to the Company in Item 3 of Part I of its Annual Report on Form 10-K for the year ended December 31, 2007. For the six months ended June 30, 2008, there were no material developments with regard to previously reported matters and no other matters were reportable during the period, although there are certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at June 30, 2008. Based on presently available information, the Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial position of the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Discussions regarding the purchase of securities by the issuer commences on page *32 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2008, the Company held its 2008 Annual Meeting of Stockholders at which the Company's stockholders elected Directors to serve until the year 2011, ratified the Company's independent auditors, and approved an amended and restated Directors Stock Plan. The number of shares voted for each matter is set forth below in the table below.
	Number of Shares Voted (1)

	For	Against	Abstain

1) Election of Directors (1)(2)
John F. Chlebowski, Jr.	42,411,951	527,631	46,745
Thomas M. Garvin	42,130,912	766,904	88,513
John M. O'Meara	41,827,558	1,115,714	43,055
John E. (Jack) Rooney	42,497,515	448,082	40,730
Ellen A. Rudnick	41,722,267	1,217,492	46,569
2) Ratification of Independent Auditors (1)	42,469,620	334,277	182,431
3) Approval of Amended and Restated Directors Stock Plan (3)	32,577,595	2,622,123	787,049

(1)	Represents 88.4% of votable shares at March 28, 2008.
(2)	Each of the five directors received votes in favor of at least 97.1% of shares voted.
(3)	Represents 83.7% of shares voted.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
Exhibit Number	Description of Documents	Sequential Page #

3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3 to the Quarterly Report on Form 10-Q dated March 31, 2002.
3.2	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3 to the Current Report on Form 8-K dated August 17, 2007.
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

Date: August 8, 2008

* Duly authorized to sign on behalf of the Registrant.