Form 10-Q
period 2008-09-30
FIRST MIDWEST BANCORP INC
filed 2008-11-10
CIK 702325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________ FORM 10-Q (Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2008
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.
Commission File Number 0-10967 _______________ FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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
As of November 7, 2008, there were 48,589,831 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS
Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition	*4
	Consolidated Statements of Income	*5
	Consolidated Statements of Changes in Stockholders' Equity	*6
	Consolidated Statements of Cash Flows	*7
	Notes to Consolidated Financial Statements	*8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	*17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*37

Item 4.	Controls and Procedures	*38

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	*38

Item 1A.	Risk Factors	*39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*39

Item 3.	Defaults Upon Senior Securities	*39

Item 4.	Submission of Matters to a Vote of Security Holders	*39

Item 5.	Other Information	*39

Item 6.	Exhibits	*40

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

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

We include in this Quarterly Report on Form 10-Q, and from time to time our management may make, statements that may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but instead represent only management's beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Although we believe the expectations reflected in any forward-looking statements are reasonable, it is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in such statements. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," and the negative of these terms and other comparable terminology. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report, or when made.

Forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions and may include projections relating to our future financial performance including our growth strategies and anticipated trends in our business. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, you should refer to our Annual Report on Form 10-K for the year ended December 31, 2007, including the sections entitled "Risk Factors" in Part II Item 1A of this report and "Management's Discussion and Analysis of Results of Operations," as well as our subsequent periodic and current reports filed with the SEC. These risks and uncertainties are not exhaustive however. Other sections of this report describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

PART 1. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands)
	September 30, 2008	December 31, 2007

	(Unaudited)
Assets
Cash and due from banks	$126,073	$193,792
Federal funds sold and other short-term investments	564	1,045
Mortgages held for sale	-	394
Trading account securities	15,252	18,352
Securities available-for-sale, at fair value	2,024,881	2,080,046
Securities held-to-maturity, at amortized cost	85,982	97,671
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	54,767	54,767

Loans	5,223,582	4,963,672
Reserve for loan losses	(69,811)	(61,800)

Net loans	5,153,771	4,901,872

Premises, furniture, and equipment	120,592	125,828
Accrued interest receivable	46,431	48,971
Investment in bank owned life insurance	207,390	203,535
Goodwill	262,886	262,195
Other intangible assets	22,757	26,040
Other assets	125,309	77,010

Total assets	$8,246,655	$8,091,518

Liabilities
Demand deposits	$1,056,905	1,064,684
Savings deposits	758,422	798,361
NOW accounts	919,519	889,760
Money market deposits	728,021	829,226
Time deposits	2,195,417	2,196,830

Total deposits	5,658,284	5,778,861

Borrowed funds	1,554,703	1,264,228
Subordinated debt	232,442	230,082
Accrued interest payable	13,674	16,843
Other liabilities	68,643	77,529

Total liabilities	7,527,746	7,367,543

Stockholders' Equity
Preferred stock, no par value; 1,000 shares authorized, none issued	-	-
Common stock, $.01 par value; authorized 100,000 shares; issued 61,326 shares; outstanding: September 30, 2008 - 48,590 shares December 31, 2007 - 48,453 shares	613	613
Additional paid-in capital	207,503	207,851
Retained earnings	875,947	844,972
Accumulated other comprehensive loss, net of tax	(51,807)	(11,727)
Treasury stock, at cost: September 30, 2008 - 12,736 shares December 31, 2007 - 12,873 shares	(313,347)	(317,734)

Total stockholders' equity	718,909	723,975

Total liabilities and stockholders' equity	$8,246,655	$8,091,518

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)
	Quarters Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Interest Income
Loans	$74,929	$93,020	$231,082	$277,372
Securities available-for-sale	25,072	25,118	75,507	78,841
Securities held-to-maturity	1,068	1,171	3,358	3,620
Federal Home Loan Bank and Federal Reserve Bank stock	329	533	999	1,704
Federal funds sold and other short-term investments	88	248	328	813

Total interest income	101,486	120,090	311,274	362,350

Interest Expense
Deposits	25,574	41,949	87,820	125,669
Borrowed funds	9,451	13,680	30,776	43,392
Subordinated debt	3,703	3,764	11,094	11,258

Total interest expense	38,728	59,393	129,690	180,319

Net interest income	62,758	60,697	181,584	182,031

Provision for loan losses	13,029	470	27,869	5,191

Net interest income after provision for loan losses	49,729	60,227	153,715	176,840

Noninterest Income
Service charges on deposit accounts	11,974	11,959	33,781	33,029
Trust and investment advisory fees	3,818	3,934	11,710	11,640
Other service charges, commissions, and fees	4,834	5,601	14,292	16,859
Card-based fees	4,141	4,054	12,275	11,946
Bank owned life insurance income	1,882	2,023	6,489	5,916
Securities (losses) gains, net	(1,746)	(5,165)	(1,396)	(760)
Other	(1,209)	989	(1,015)	4,088

Total noninterest income	23,694	23,395	76,136	82,718

Noninterest Expense
Salaries and wages	20,805	21,381	59,972	64,840
Retirement and other employee benefits	6,191	5,973	19,582	19,072
Net occupancy expense	5,732	5,686	17,411	16,574
Equipment expense	2,484	2,580	7,502	7,796
Technology and related costs	1,990	1,767	5,581	5,324
Professional services	2,516	2,366	7,421	6,687
Advertising and promotions	1,133	1,950	3,883	4,503
Merchant card expense	1,949	1,842	5,375	5,120
Other expenses	5,636	6,436	20,997	18,957

Total noninterest expense	48,436	49,981	147,724	148,873

Income before income tax expense	24,987	33,641	82,127	110,685
Income tax expense	796	6,404	5,901	25,108

Net income	$24,191	$27,237	$76,226	$85,577

Per Share Data
Basic earnings per share	$0.50	$0.55	$1.57	$1.73
Diluted earnings per share	$0.50	$0.55	$1.57	$1.71
Cash dividends per share	$0.310	$0.295	$0.930	$0.885
Weighted average shares outstanding	48,470	49,134	48,454	49,554
Weighted average diluted shares outstanding	48,556	49,447	48,573	49,915

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Balance at January 1, 2007	50,025	$613	$205,044	$823,787	$(15,288)	$(263,142)	$751,014
Cumulative-effect for change in accounting for purchases of life insurance policies	-	-	-	(209)	-	-	(209)

Adjusted balance at January 1, 2007	50,025	613	205,044	823,578	(15,288)	(263,142)	750,805
Comprehensive Income:
Net income	-	-	-	85,577	-	-	85,577
Other comprehensive loss: (1)
Unrealized losses on securities	-	-	-	-	(21,084)	-	(21,084)
Other activities	-	-	-	-	(13)	-	(13)

Total comprehensive income							64,480
Dividends declared ($0.885 per share)	-	-	-	(43,720)	-	-	(43,720)
Purchase of treasury stock	(1,470)	-	-	-	-	(52,199)	(52,199)
Share-based compensation expense	-	-	2,817	-	-	-	2,817
Exercise of stock options and restricted stock activity	183	-	(919)	-	-	6,751	5,832
Treasury stock (purchased for) issued to benefit plans	(3)	-	9	-	-	(96)	(87)

Balance at September 30, 2007	48,735	$613	$206,951	$865,435	$(36,385)	$(308,686)	$727,928

Balance at January 1, 2008	48,453	$613	$207,851	$844,972	$(11,727)	$(317,734)	$723,975
Comprehensive Income:
Net income	-	-	-	76,226	-	-	76,226
Other comprehensive loss: (1)
Unrealized losses on securities	-	-	-	-	(40,080)	-	(40,080)

Total comprehensive income							36,146
Dividends declared ($0.930 per share)	-	-	-	(45,251)	-	-	(45,251)
Purchase of treasury stock	(4)	-	-	-	-	(137)	(137)
Share-based compensation expense	-	-	2,916	-	-	-	2,916
Exercise of stock options and restricted stock activity	145	-	(3,242)	-	-	4,564	1,322
Treasury stock (purchased for) issued to benefit plans	(4)	-	(22)	-	-	(40)	(62)

Balance at September 30, 2008	48,590	$613	$207,503	$875,947	$(51,807)	$(313,347)	$718,909

(1)					Net of taxes and reclassification adjustments.

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)

	Nine Months Ended September 30,

	2008	2007

Net cash provided by operating activities	$104,949	$34,125

Investing Activities
Securities available-for-sale:
Proceeds from maturities, repayments, and calls	226,231	231,469
Proceeds from sales	226,315	335,744
Purchases	(463,298)	(83,367)
Securities held-to-maturity:
Proceeds from maturities, repayments, and calls	40,870	30,165
Purchases	(29,117)	(31,603)
Net (increase) decrease in loans	(302,029)	66,361
Proceeds from claims on bank owned life insurance	2,634	887
Proceeds from sales of other real estate owned	3,628	3,647
Proceeds from sales of premises, furniture, and equipment	720	1,034
Purchases of premises, furniture, and equipment	(3,957)	(9,044)

Net cash (used in) provided by investing activities	(298,003)	545,293

Financing Activities
Net decrease in deposit accounts	(120,577)	(333,041)
Net increase (decrease) in borrowed funds	290,475	(183,766)
Purchases of treasury stock	(137)	(52,199)
Proceeds from issuance of treasury stock	(62)	-
Cash dividends paid	(45,208)	(44,100)
Exercise of stock options and restricted stock activity	411	4,365
Excess tax benefit from exercise of stock options and release of restricted stock awards	(48)	346

Net cash provided by (used in) financing activities	124,854	(608,395)

Net decrease in cash and cash equivalents	(68,200)	(28,977)
Cash and cash equivalents at beginning of period	194,837	214,906

Cash and cash equivalents at end of period	$126,637	$185,929

Supplemental Disclosures:
Noncash transfers of loans to foreclosed real estate	$22,261	$4,962
Dividends declared but unpaid	15,088	14,399

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to prior periods to conform to the current period presentation. U.S. GAAP requires management to make certain estimates and assumptions. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements: Effective January 1, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 157, Fair Value Measurements ("SFAS No. 157"), which, upon adoption, replaced various definitions of fair value in existing accounting literature with a single definition, established a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS No. 157 applies whenever an entity is measuring fair value under other accounting standards that require or permit fair value measurement. To clarify the application of SFAS No. 157 in inactive markets, on October 10, 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. Specifically, the FSP addresses the use of broker quotes and pricing services and how an entity's own input assumptions (such as discount rates used in cash flow projections) should be considered when measuring fair value when relevant observable market data does not exist. While SFAS No. 157 is effective for financial assets and liabilities on January 1, 2008 and for non-financial assets and liabilities on January 1, 2009, the FSP to address fair value measurements for inactive markets was effective on issuance, including prior periods for which financial statements had not been issued. The adoption of SFAS No. 157 on January 1, 2008 and the FSP during the third quarter of 2008 did not have a material impact on the Company's financial position, results of operations, or liquidity. Refer to Note 9, "Fair Value," for the Company's fair value measurement disclosures.

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

Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this statement include: (a) the acquisition date will be the date the acquirer obtains control; (b) all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; (c) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; (d) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs that do not meet the criteria in SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; (f) transaction costs will be expensed as incurred, except for debt or equity issuance costs which will be accounted for in accordance with other generally accepted accounting principles; (g) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and (h) the reserve for loan losses of an acquiree will not be permitted to be recognized by the acquirer. In addition, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Company will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption of SFAS No. 141(R) is not permitted, accordingly the Company will be required to record and disclose any business combinations in accordance with existing GAAP until January 1, 2009. The effect of these new requirements on the Company's financial position and results of operations will depend on the volume and terms of acquisitions in 2009 and beyond, but will likely increase the amount and change the timing of recognizing expenses related to acquisition activities.

Derivative Disclosures: In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133 ("SFAS No. 161"), which requires an entity to provide greater transparency about how its derivative and hedging activities affect its financial statements. SFAS No. 161 requires enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133; and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 affects only disclosures, it will not impact the Company's financial position or results of operation upon adoption.

3. SECURITIES

Securities Portfolio
(Dollar amounts in thousands)

	September 30, 2008				December 31, 2007

	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Available- for-Sale
U.S. Treasury	$902	$3	$-	$905	$1,027	$2	$(1)	$1,028
U.S. Agency	1,999	3	-	2,002	41,895	597	-	42,492
Collateralized mortgage obligations	515,376	1,798	(6,827)	510,347	534,688	2,333	(2,221)	534,800
Other mortgage- backed securities	517,139	1,970	(3,068)	516,041	417,532	5,116	(2,328)	420,320
State and municipal	926,519	1,987	(45,854)	882,652	961,638	7,728	(2,531)	966,835
Collateralized debt obligations	85,286	80	(14,000)	71,366	95,584	-	(13,954)	81,630
Other	50,973	26	(9,431)	41,568	35,295	34	(2,388)	32,941

Total	$2,098,194	$5,867	$(79,180)	$2,024,881	$2,087,659	$15,810	$(23,423)	$2,080,046

	September 30, 2008				December 31, 2007

	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Held- to-Maturity

State and municipal	$85,982	$211	$-	$86,193	$97,671	$260	$-	$97,931

Trading Securities				$15,252				$18,352

During the first nine months of 2008, the Company continued to closely monitor the fair value of the six asset-backed collateralized debt obligations that were subject to impairment charges in fourth quarter 2007 and recorded additional non-cash impairment charges on these securities of $2.3 million in first quarter 2008, $6.0 million in second quarter 2008, and $1.8 million in third quarter 2008. The carrying value of these securities was zero at September 30, 2008.

At September 30, 2008, gross unrealized gains in the securities available-for-sale portfolio totaled $5.9 million, and gross unrealized losses totaled $79.2 million, resulting in a net unrealized depreciation of $73.3 million. The unrealized loss on securities in an unrealized loss position for greater than 12 months totaled $50.2 million. Management does not believe any individual unrealized loss as of September 30, 2008 represented an other-than-temporary impairment. The Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost, or to maturity.

Trading securities held by the Company represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Net trading (losses) gains, representing changes in fair value of the portfolio, included in other noninterest income in the Consolidated Statements of Income totaled ($1.8) million in third quarter 2008 and $226,000 in third quarter 2007. Trading (losses) gains totaled ($3.2) million for the nine months ended September 30, 2008 and $1.4 million for the nine months ended September 30, 2007.

4. LOANS

Loan Portfolio
(Dollar amounts in thousands)

	September 30, 2008	December 31, 2007

Commercial and industrial	$1,485,541	$1,347,481
Agricultural	159,217	181,358
Real estate - office, retail, and industrial	1,092,268	942,065
Real estate - residential land and development	509,974	505,194
Real estate - multifamily	204,029	178,602
Real estate - other commercial real estate	1,021,662	1,024,490
Consumer	545,040	563,741
Real estate - 1-4 family	205,851	220,741

Total loans	$5,223,582	$4,963,672

Total loans reported are net of deferred loan fees of $9.6 million as of September 30, 2008 and $8.8 million as of December 31, 2007 and include overdrawn demand deposits totaling $11.9 million as of September 30, 2008 and $11.0 million as of December 31, 2007.

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

5. RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve for Loan Losses
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Balance at beginning of period	$66,104	$62,391	$61,800	$62,370
Loans charged-off	(9,721)	(2,001)	(21,453)	(7,936)
Recoveries of loans previously charged-off	399	552	1,595	1,787

Net loans charged-off	(9,322)	(1,449)	(19,858)	(6,149)
Provision for loan losses	13,029	470	27,869	5,191

Balance at end of period	$69,811	$61,412	$69,811	$61,412

A portion of the Company's reserve for loan losses is allocated to loans deemed impaired. All impaired loans are included in nonperforming assets.

Impaired, Nonaccrual, and Past Due Loans
(Dollar amounts in thousands)
	September 30, 2008	December 31, 2007

Impaired loans:
Impaired loans with valuation reserve required (1)	$12,004	$3,470
Impaired loans with no valuation reserve required	40,047	11,878

Total impaired loans	$52,051	$15,348

Nonperforming loans:
Impaired loans on nonaccrual	$49,793	$15,068
Other nonaccrual loans (2)	3,524	3,379

Total nonaccrual loans	$53,317	$18,447
Restructured loans	2,258	280

Total nonperforming loans	$55,575	$18,727

Loans past due 90 days and still accruing interest	$37,316	$21,149
Valuation reserve related to impaired loans	4,327	1,757

(1)	These impaired loans require a valuation reserve because the estimated value of the loans is less than the recorded investment in the loans.
(2)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

The average recorded investment in impaired loans was $25.7 million for the nine months ended 2008 and $12.1 million for the nine months ended September 30, 2007. Interest income recognized on impaired loans was $53,000 for the nine months ended 2008 and $312,000 for the nine months ended September 30, 2007. Interest income recognized on impaired loans is recorded using the cash basis of accounting. As of September 30, 2008, the Company had $659,000 of additional funds committed to be advanced in connection with impaired loans.

6. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Share
(Amounts in thousands, except per share data)
	Quarters Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net income	$24,191	$27,237	$76,226	$85,577

Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	48,470	49,134	48,454	49,554
Dilutive effect of stock options	29	267	64	327
Dilutive effect of non-vested restricted stock awards	57	46	55	34

Weighted-average diluted common shares outstanding	48,556	49,447	48,573	49,915

Basic earnings per share	$0.50	$0.55	$1.57	$1.73
Diluted earnings per share	0.50	0.55	1.57	1.71

7. PENSION PLAN

Net Periodic Benefit Pension Expense
(Dollar amounts in thousands)
	Quarters Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$617	$802	$2,133	$2,770
Interest cost	487	633	1,684	2,187
Expected return on plan assets	(609)	(792)	(2,106)	(2,735)
Recognized net actuarial loss	140	181	482	625
Amortization of prior service cost	1	1	2	3

Net periodic cost	$636	$825	$2,195	$2,850

The Company previously disclosed in Note 16 to the Consolidated Financial Statements in its 2007 10-K that it expected to contribute $5.0 million to its Pension Plan in 2008. Based on updated actuarial assumptions, the Company contributed $7.5 million to the Pension Plan in first quarter 2008.

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	September 30, 2008	December 31, 2007

Commitments to extend credit:
Home equity lines	$297,052	$266,582
All other commitments	1,173,668	1,135,612
Letters of credit:
Standby	139,829	128,281
Commercial	508	427
Recourse on assets securitized	9,943	13,252

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. The carrying value of the Company's standby letters of credit, which is included in other liabilities in the Consolidated Statements of Condition, totaled $703,000 as of September 30, 2008 and $669,000 as of December 31, 2007. As of September 30, 2008, standby letters of credit had a remaining weighted-average term of approximately 10.8 months, with remaining actual lives ranging from less than 1 year to 6.8 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in fourth quarter 2004, the Company is obligated by agreement to repurchase at recorded value any nonperforming loans, defined as loans past due greater than 90 days. During the nine-months ended September 30, 2008, the Company repurchased $686,000 of nonperforming loans and charged off $28,000 related to these loans. The aggregate outstanding balance of securitized loans subject to this recourse obligation was $9.9 million as of September 30, 2008 and $13.3 million as of December 31, 2007. Per its agreement, the Company's recourse obligations will end on November 30, 2011. The carrying value of the Company's recourse liability, which is included in other liabilities in the Consolidated Statements of Condition, totaled approximately $150,000 as of September 30, 2008 and December 31, 2007.

Legal Proceedings

At September 30, 2008, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of September 30, 2008.

9. FAIR VALUE

The Company measures, monitors, and discloses certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis to account for trading securities, securities available-for-sale, mortgage servicing rights, derivative assets, and derivative liabilities. In addition, fair value is used on a non-recurring basis to apply lower-of-cost-or-market accounting to foreclosed real estate; evaluate assets or liabilities for impairment, including collateral-dependent impaired loans, goodwill, and other intangibles; and for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques (e.g.. discounted cash flow analysis) and input assumptions when estimating fair value, all of which are in accordance with SFAS No. 157.

SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Furthermore, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels based on the reliability of the input assumptions. The hierarchy gives the highest priority to level 1 measurements and the lowest priority to level 3 measurements. The three levels of the fair value hierarchy are defined as follows:

* Level 1 - Unadjusted quoted prices for identical assets or liabilities traded in active markets.

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

Securities Available-for-Sale - Substantially all available-for-sale securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services or dealer market participants where trading in an active market exists. In obtaining such data from external pricing services, the Company has evaluated the methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company's principal markets. The Company's principal markets for its securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Examples of such securities measured at fair value are U.S. Treasury and Agency securities, municipal bonds, collateralized mortgage obligations, and other mortgage-backed securities. These securities are generally classified in level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency for inputs to the valuation, securities are classified in level 3 of the valuation hierarchy. For instance, in the valuation of certain collateralized mortgage and debt obligations and high-yield debt securities, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates.

For asset-backed collateralized debt obligations ("CDOs"), the Company obtained price information from third-party dealer quotes, as this level of evidence is the strongest support absent current market activity for the fair value of these securities. Due to the illiquidity in the secondary market for CDOs, especially since the disruption in the sub-prime credit markets, these fair value estimates cannot be directly corroborated by observable market data. However one can perform a reasonable analysis of cash flows and estimate attendant fair value as rating agency downgrades result in events of default of these assets in accordance with the individual trustee indentures. Therefore the asset-backed CDO securities were classified in level 3 of the valuation hierarchy.

Prior to September 30, 2008 the Company relied on third-party dealer quotes to establish fair value for trust-preferred collateralized debt obligations ("TRUPs"). These were classified in level 3 of the valuation hierarchy. Due to the illiquidity in the secondary market for TRUPs, especially since the disruption in the credit markets, the Company enhanced its understanding of the information underlying the third-party dealer quotes and determined that these dealer quotes do not reflect the best estimate of fair value. Therefore the Company, with the assistance of a structured credit valuation firm, developed a valuation model to estimate the value of these securities.

The model has been validated through back testing. It relies on independently verifiable historical balance sheet data, empirical default data, equity volatility, and current market values to estimate the likelihood any entity comprising the collateral underlying the individual TRUP will default on its trust-preferred obligation. Using simulation techniques, cash flows are then projected for each entity's obligation under the TRUP and used to estimate the ultimate cash flow to the Company. These cash flows are then modeled and assigned based upon the contractual terms of the TRUP, discounted to their present values, and used to derive the estimated fair value of the individual TRUP.

The model is dependent upon the following key assumptions based on the Company's judgment regarding how a market participant would assess these:

* Estimated default rate - Based upon historical data obtained from the Federal Deposit Insurance Corporation ("FDIC") and outside sources, a target default level was developed as of the measurement date;

* Deferral of cash flows - A deferral of cash flow by any entity within the collateral pool is assumed to be a default;

* Equity volatility - Equity volatility is used to measure market risk over the life of the underlying entity's obligation based on a 6-year historical equity volatility period.

* Discount rate - The discount rate used for valuing cash flows was derived by the Company by first establishing the implied discount rate at a time when a relatively active market existed for such securities and adjusting it for an estimate of the additional risk premium currently demanded by market participants. The Company established that an active market existed during 2006 and the implied discount rate used by the market during that period was approximately the 3-month Treasury bill rate. Since that time the spread between the 3-month Treasury bill rate and the 3-month LIBOR rate has increased between 300 and 400 basis points. Given the most recent volatility in the market, the Company used the current 3-month Treasury bill rate plus 550 basis points as an estimate of the current discount rate.

These assumptions have a direct and significant impact on the resulting fair values. For instance, for every 100 basis points added or subtracted to the discount rate, the total fair value for the 7 TRUPs increases or decreases by approximately $7.5 million, respectively (approximately 9% of the $85 million par value). If an equity volatility period of 2 years is used, the total fair value of the 7 TRUPS would decrease by approximately $14 million (approximately 16% of the $85 million par value). The Company's current fair value for these securities in total is approximately 84% of par value, with the unrealized loss recorded as a component of "Accumulated Other Comprehensive Income/(Loss)" in the Consolidated Statements of Changes in Stockholders' Equity.

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

Mortgage Servicing Rights - The Company records its mortgage servicing rights at fair value in accordance with SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the present value of the future cash flows associated with the mortgage loans being serviced. Key assumptions used in measuring the fair value of mortgage servicing rights include prepayment speeds and discount rates. While market-based data is used to determine the input assumptions, the Company incorporates its own estimates of assumptions market participants would use in determining the fair value of mortgage servicing rights and classifies them in level 3 of the valuation hierarchy.

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

Assets and Liabilities Measured at Fair Value

The following table provides the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at September 30, 2008.

Fair Value Measurements
(Dollar amounts in thousands)
	September 30, 2008

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities	$15,252	$-	$-	$15,252
Securities available-for-sale (1)	-	1,936,852	88,029	2,024,881
Mortgage servicing rights (2)	-	-	1,500	1,500

Total assets	$15,252	$1,936,852	$89,529	$2,041,633

Liabilities:
Derivative liabilities (2)	$-	$482	$-	$482

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans net of reserve for loan losses (3)	$-	$-	$3,227	$3,227

(1)	Includes other miscellaneous marketable equity securities with an aggregate carrying value totaling $2.9 million that is assumed to approximate fair value.
(2)	Mortgage servicing rights are included in other assets, and derivative liabilities are included in other liabilities in the Consolidated Statements of Financial Condition.
(3)	Represents the carrying value of loans for which adjustments are based on the appraised or market-quoted value of the collateral.

In accordance with the provisions of FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, collateral-dependent impaired loans with a carrying value of $14.1 million, less transfers to foreclosed real estate of $5.2 million, were written down to their fair value of $3.2 million, resulting in a provision for loan losses of $5.7 million, which was included in earnings for the nine months ended September 30, 2008.

Reconciliation of Beginning and Ending Fair Value For Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)
	Quarters Ended September 30, 2008		Nine Months Ended September 30, 2008

	Securities Available- For-Sale	Mortgage Servicing Rights	Securities Available- For-Sale	Mortgage Servicing Rights

Balance at beginning of period	$77,959	$1,632	$110,496	$1,877
Total gains (losses):
Included in earnings (1)	(1,794)	(132)	(8,631)	(377)
Included in other comprehensive income	12,398	-	(52)	-
Purchases, sales, issuances, and settlements	(534)	-	(3,134)	-
Transfers out of Level 3 (2)	-	-	(10,650)	-

Balance at end of period	$88,029	$1,500	$88,029	$1,500

Change in unrealized losses in earnings relating to assets and liabilities still held at end of period	$(1,794)	$-	$(10,037)	$-

(1)

Total gains and losses included in earnings for securities available-for-sale are reported in securities gains (losses), net, and gains and losses on mortgage servicing rights are reported in other service charges, commissions, and fees in the Consolidated Statements of Income.

(2)

The transfer out of level 3 represents a single security that was manually priced using broker quotes (a level 3 input) at December 31, 2007, but valued by an external pricing service (a level 2 input) at September 30, 2008.

In the table above, the net losses recognized in earnings for securities available-for-sale represent additional non-cash impairment charges recognized during the periods in 2008 on certain asset-backed CDOs that were deemed to be other-than-temporarily impaired, net of the gain realized on the sale of an asset-backed CDO previously written down.

10. INCOME TAXES

The Company's provision for income taxes includes both federal and state income tax expense. Following is an analysis of the provision for income taxes and the effective income tax rates for the periods presented.
	Quarters Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Income before income tax expense	$24,987	$33,641	$82,127	$110,685
Income tax expense	796	6,404	5,901	25,108
Effective income tax rate	3.2%	19.0%	7.2%	22.7%

Federal effective income tax rate	11.1%	25.5%	16.8%	24.6%
State effective income tax rate, net of federal tax effect	(7.9%)	(6.5%)	(9.6%)	(1.9%)

The federal effective income tax rate and changes in that rate are greatly influenced by the amount of tax-exempt income derived from investment securities and bank owned life insurance ("BOLI"). The state effective income tax rate and changes in that rate are dependent upon Illinois, Indiana, and Iowa income tax rules relating to consolidated/combined reporting, sourcing of income and expense, and the amount of tax-exempt income derived from loans, investment securities, and BOLI. As a result of a favorable court decision and certain developments in pending tax audits, the Company increased the amount of benefit recognized with respect to certain previously identified uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48").

The increase in recognized tax benefit resulted in a $2.5 million reduction in tax expense during the quarter and is the primary reason for the decrease in effective income tax rate from 2007 to 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of our results of operations and financial condition for the quarters ended September 30, 2008 and 2007. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term the "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2007 Annual Report on Form 10-K ("2007 10-K"). Results of operations for the quarter and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

RECENT DEVELOPMENTS

Troubled Asset Relief Program ("TARP") Capital Purchase Program

In response to the financial crises affecting the financial markets and the banking system, on October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 ("EESA"). Among other things, the EESA establishes a $700 billion Troubled Asset Relief Program. Under the TARP, the United States Department of the Treasury ("Treasury") has authority, among other things, to purchase mortgages, mortgage-backed securities, capital stock, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Treasury announced several initiatives under the TARP intended to help stabilize the banking industry, including a voluntary Capital Purchase Program ("CPP") designed to encourage qualifying financial institutions to build capital. Under the CPP, the Treasury may purchase up to $250 billion of senior preferred shares from eligible financial institutions on standardized terms with attached warrants to purchase common stock.

The Company has recently received preliminary approval to issue to the Treasury up to $194 million of senior preferred shares, the maximum allowable under the CPP, and has until December 2, 2008 to effect such issuance. The issuance would bear an initial five-year dividend of 5%. Thereafter, the dividend would increase to 9%.

Proceeds from the issuance would further bolster the Company's already well-capitalized regulatory total capital ratio as of September 30, 2008, which stood at 12.04%, some $132 million in excess of required levels.

The Federal Deposit Insurance Corporation ("FDIC") Temporary Liquidity Guaranty Program ("TLGP")

The FDIC insures deposits at its insured financial institutions up to certain limits, charging institutions such as the Bank premiums to maintain the Deposit Insurance Fund. The EESA includes a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 31, 2009. Furthermore, in October 2008, the FDIC announced the TLGP under which a participating depository institution would be able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of dollar amount. Under the TLGP, insured depository institutions that participate will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution's existing risk-based deposit insurance assessments.

The TLGP also provides a three-year 100% guarantee of any newly issued senior unsecured debt that may be issued by the Company on or before June 30, 2009 (including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt). The maximum amount of the potential Company debt that could be covered by this guarantee is approximately $518 million. An annualized fee equal to 75 basis points multiplied by the amount of debt issued under this program is imposed.

The Company has until December 5, 2008 to elect to participate in the TLGP.

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

Third Quarter 2008 vs. 2007

Table 1
Selected Financial Data (1)
(Dollar amounts in thousands, except per share data)
	Quarters Ended September 30,			Nine Months Ended September 30,

	2008	2007	% Change	2008	2007	% Change

Operating Results
Interest income	$101,486	$120,090	(15.5)	$311,274	$362,350	(14.1)
Interest expense	38,728	59,393	(34.8)	129,690	180,319	(28.1)
Net interest income	62,758	60,697	3.4	181,584	182,031	(0.2)
Provision for loan losses	13,029	470	2,672.1	27,869	5,191	436.9
Fee-based revenues	24,767	25,548	(3.1)	72,058	73,474	(1.9)
Other noninterest income	673	3,012	(77.7)	5,474	10,004	(45.3)
Securities (losses) gains, net	(1,746)	(5,165)	(66.2)	(1,396)	(760)	83.7
Noninterest expense	48,436	49,981	(3.1)	147,724	148,873	(0.8)
Income before income tax expense	24,987	33,641	(25.7)	82,127	110,685	(25.8)
Income tax expense	796	6,404	(87.6)	5,901	25,108	(76.5)
Net income	$24,191	$27,237	(11.2)	$76,226	$85,577	(10.9)
Diluted earnings per share	$0.50	$0.55	(9.1)	$1.57	$1.71	(8.2)
Performance Ratios
Return on average equity	13.09%	14.57%		13.81%	15.18%
Return on average assets	1.16%	1.35%		1.24%	1.40%
Net interest margin - tax equivalent	3.63%	3.63%		3.58%	3.59%

	September 30, 2008	December 31, 2007	September 30, 2007	9/30/08 $ Change From
				12/31/07	9/30/07

Balance Sheet Highlights
Total assets	$8,246,655	$8,091,518	$7,884,345	155,137	362,310
Total loans	5,223,582	4,963,672	4,931,472	259,910	292,110
Total deposits	5,658,284	5,778,861	5,834,175	(120,577)	(175,891)

(1)	All ratios are presented on an annualized basis.

Third quarter 2008 earnings per share were $0.50 compared with $0.55 for third quarter 2007. Actual results included noncore transactions consisting of net securities losses of $1.7 million and $5.2 million for the quarters ended September 30, 2008 and 2007, respectively, and the recognition of tax benefits of approximately $2.5 million for third quarter 2008 and $1.4 million for third quarter 2007.

Earnings per share were $1.57 and $1.71 for the nine-month periods ended September 30, 2008 and 2007, respectively. Likewise, these results included noncore transactions consisting of net securities losses of $1.4 million and $760,000 for 2008 and 2007, respectively, and the recognition of tax benefits of $9.3 million for 2008 and $1.4 million for 2007.

For further discussion of the noncore transactions, refer to the sections titled "Investment Portfolio Management" and "Income Taxes."

Income before income tax expense totaled $25.0 million for third quarter 2008 compared to $33.6 million for third quarter 2007, and $82.1 million for the nine-month period ended September 30, 2008 compared to $110.7 million for the same period of 2007. The declines from 2007 were due primarily to higher provisions for loan losses.

Total loan balances at September 30, 2008 increased $292.1 million from a year ago and $259.9 million from December 31, 2007. The growth was substantially all in the commercial real estate and commercial and industrial lines.

The ratio of nonperforming assets plus loans past due 90 days as a percent of total loans plus foreclosed real estate was 2.22% at September 30, 2008 compared to 0.92% at December 31, 2007 and 0.77% at September 30, 2007. The increase is related primarily to loans to home builders and developers and reflects the impact of declining home prices on sales of new developments.

Net interest margin of 3.63% remained unchanged from third quarter 2007, despite the Federal Reserve's 325 basis point decrease in the federal funds rate over the past year, and declined only 1 basis point for the nine-month period ended September 30, 2008 compared to the same period of 2007. Third quarter and year-to-date 2008 net interest margins reflect our strong core deposit base and our ability to effectively manage our cost of funds.

The declines in fee-based revenues for the quarter and nine-month periods ended September 30, 2008 from the same periods in 2007 were due primarily to the elimination of fees attendant to discontinuing both originating mortgages and the outsourcing of our cashier check balances. Operating efficiency remains solid with the efficiency ratio for third quarter 2008 at 50.3%, improved from 51.9% for third quarter 2007.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income equals the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total average interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in the "Notes to Consolidated Financial Statements" contained in our 2007 10-K.

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

Table 2
Effect of Tax-Equivalent Adjustment
(Dollar amounts in thousands)
	Quarters Ended September 30,			Nine Months Ended September 30,

	2008	2007	% Change	2008	2007	% Change

Net interest income (GAAP)	$62,758	$60,697	3.4	$181,584	$182,031	(0.2)
Tax-equivalent adjustment	5,572	4,988	11.7	16,729	15,670	6.8

Tax-equivalent net interest income	$68,330	$65,685	4.0	$198,313	$197,701	0.3

Table 3 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters ended September 30, 2008 and 2007. The table also details increases and decreases in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 2 above.

Net interest margin for third quarter 2008 of 3.63% was unchanged from third quarter 2007 despite the Federal Reserve's 325 basis point decrease in the federal funds rate over the past year. Third quarter 2008 net interest margin reflects our strong core deposit base and our ability to effectively manage our cost of funds. With approximately one-half of our loan portfolio tied to floating indices, the decline in the Federal Reserve's federal funds rate resulted in a decline of 182 basis points in average loan yields from third quarter 2007. This negative impact was offset by a shift to less expensive wholesale borrowing from money market and time deposits, a widening of loan spreads, and expanded spreads on our investment portfolio as the interest rate yield curve steepened.

As shown in Table 3, third quarter 2008 tax-equivalent interest income declined $18.0 million compared to third quarter 2007. The increase in interest-earning assets increased interest income by $6.7 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $24.7 million. Third quarter 2008 interest expense declined $20.7 million compared to third quarter 2007. The increase in interest-bearing liabilities increased interest expense by $9.9 million, but the shift to less expensive wholesale borrowing, coupled with an overall decrease in the average rate paid on interest-bearing liabilities reduced interest expense by $30.6 million.

As shown in Table 4, net interest margin was 3.58% for the first nine months of 2008 compared to 3.59% for the first nine months of 2007. Tax equivalent interest income declined $50.0 million for the first nine months of 2008 compared to the first nine months of 2007. The increase in interest-earning assets increased interest income by $4.6 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $54.6 million. Interest expense for the first nine months of 2008 declined $50.6 million compared to the first nine months of 2007. The increase in interest-bearing liabilities increased interest expense by $4.6 million, but the shift from time deposits to less expensive wholesale borrowing, coupled with an overall decrease in the average rate paid on interest-bearing liabilities reduced interest expense by $55.2 million.

We continue to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-Q.

Table 3 Net Interest Income and Margin Analysis (Dollar amounts in thousands)
	Quarters Ended September 30,						Attribution of Change in Net Interest Income (1)

	2008			2007

	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total

Assets:
Federal funds sold and other short-term investments	$7,430	$37	1.98	$10,424	$154	5.86	$(35)	$(82)	$(117)
Mortgages held for sale	-	-	-	1,885	31	6.52	(31)	-	(31)
Trading account securities	17,438	51	1.17	17,489	63	1.44	-	(12)	(12)
Securities available-for-sale (2)	2,124,464	29,862	5.62	2,120,177	29,275	5.52	59	528	587
Securities held-to-maturity	89,860	1,525	6.79	97,713	1,624	6.65	(134)	35	(99)
Federal Home Loan Bank and Federal Reserve Bank stock	54,767	329	2.40	54,767	533	3.89	-	(204)	(204)
Loans (2):
Commercial and industrial	1,469,709	21,395	5.79	1,392,224	27,391	7.81	1,632	(7,628)	(5,996)
Agricultural	175,491	2,106	4.77	152,781	2,754	7.15	518	(1,166)	(648)
Real estate - commercial	2,806,395	40,952	5.81	2,565,603	48,854	7.55	5,304	(13,206)	(7,902)
Consumer	544,035	7,603	5.56	581,573	11,247	7.67	(688)	(2,956)	(3,644)
Real estate - 1-4 family	209,558	3,198	6.07	203,619	3,152	6.14	90	(44)	46

Total loans	5,205,188	75,254	5.75	4,895,800	93,398	7.57	6,856	(25,000)	(18,144)

Total interest-earning assets (2)	7,499,147	107,058	5.69	7,198,255	125,078	6.91	6,715	(24,735)	(18,020)

Cash and due from banks	142,576			165,493
Reserve for loan losses	(66,455)			(62,864)
Other assets	700,550			690,259

Total assets	$8,275,818			$7,991,143

Liabilities and Stockholders' Equity:
Savings deposits	$784,646	1,574	0.80	$774,133	3,442	1.76	48	(1,916)	(1,868)
NOW accounts	983,364	2,646	1.07	941,488	4,237	1.79	197	(1,788)	(1,591)
Money market deposits	770,967	2,964	1.53	864,001	7,467	3.43	(732)	(3,771)	(4,503)
Time deposits	2,170,030	18,390	3.37	2,208,876	26,803	4.81	(463)	(7,950)	(8,413)
Borrowed funds	1,476,403	9,451	2.55	1,093,068	13,680	4.97	10,764	(14,993)	(4,229)
Subordinated debt	232,458	3,703	6.34	226,180	3,764	6.60	111	(172)	(61)

Total interest-bearing liabilities	6,417,868	38,728	2.40	6,107,746	59,393	3.86	9,925	(30,590)	(20,665)

Demand deposits	1,053,530			1,051,292
Other liabilities	69,398			90,285
Stockholders' equity	735,022			741,820

Total liabilities and stockholders' equity	$8,275,818			$7,991,143

Net interest income/margin (2)		$68,330	3.63		$65,685	3.63	$(3,210)	$5,855	$2,645

Quarterly Net Interest Margin Trend
	2008			2007

	Third	Second	First	Fourth	Third	Second	First

Yield on interest-earning assets	5.69%	5.81%	6.29%	6.67%	6.91%	6.86%	6.83%
Rates paid on interest-bearing liabilities	2.40%	2.61%	3.23%	3.71%	3.86%	3.84%	3.88%
Net interest margin (2)	3.63%	3.58%	3.53%	3.53%	3.63%	3.61%	3.53%

(1)

For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

Table 4 Net Interest Income and Margin Analysis (Dollar amounts in thousands)
	Nine Months Ended September 30,						Attribution of Change in Net Interest Income (1)

	2008			2007

	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total

Assets:
Federal funds sold and other short-term investments	$9,764	$158	2.16	$11,157	$464	5.56	$(52)	$(254)	$(306)
Mortgages held for sale	49	3	8.18	3,736	160	5.73	(279)	122	(157)
Trading account securities	17,800	167	1.25	16,809	189	1.50	12	(34)	(22)
Securities available-for-sale (2)	2,106,475	89,850	5.69	2,215,672	92,139	5.54	(4,786)	2,497	(2,289)
Securities held-to-maturity	94,646	4,782	6.74	100,099	5,069	6.75	(276)	(11)	(287)
Federal Home Loan Bank and Federal Reserve Bank stock	54,767	999	2.43	54,777	1,704	4.15	-	(705)	(705)
Loans (2):
Commercial and industrial	1,416,879	64,747	6.10	1,392,329	80,485	7.73	1,446	(17,184)	(15,738)
Agricultural	187,106	7,196	5.14	163,750	8,788	7.18	1,613	(3,205)	(1,592)
Real estate - commercial	2,736,878	125,433	6.12	2,580,325	144,824	7.50	9,584	(28,975)	(19,391)
Consumer	548,298	24,553	5.98	606,071	34,548	7.62	(3,076)	(6,919)	(9,995)
Real estate - 1-4 family	218,377	10,115	6.19	208,509	9,650	6.19	457	8	465

Total loans	5,107,538	232,044	6.07	4,950,984	278,295	7.52	10,024	(56,275)	(46,251)

Total interest-earning assets (2)	7,391,039	328,003	5.92	7,353,234	378,020	6.87	4,643	(54,660)	(50,017)

Cash and due from banks	136,682			156,960
Reserve for loan losses	(64,598)			(62,692)
Other assets	715,279			701,325

Total assets	$8,178,402			$8,148,827

Liabilities and Stockholders' Equity:
Savings deposits	$807,452	6,000	0.99	$742,378	8,352	1.50	818	(3,170)	(2,352)
NOW accounts	939,387	7,923	1.13	906,007	10,850	1.60	417	(3,344)	(2,927)
Money market deposits	803,858	10,752	1.79	861,703	21,951	3.41	(1,387)	(9,812)	(11,199)
Time deposits	2,168,944	63,145	3.89	2,346,715	84,516	4.82	(6,054)	(15,317)	(21,371)
Borrowed funds	1,372,048	30,776	3.00	1,160,567	43,392	5.00	10,553	(23,169)	(12,616)
Subordinated debt	231,805	11,094	6.39	227,683	11,258	6.61	213	(377)	(164)

Total interest-bearing liabilities	6,323,494	129,690	2.74	6,245,053	180,319	3.86	4,560	(55,189)	(50,629)

Demand deposits	1,044,098			1,056,699
Other liabilities	73,283			93,107
Stockholders' equity	737,527			753,968

Total liabilities and stockholders' equity	$8,178,402			$8,148,827

Net interest income/margin (2)		$198,313	3.58		$197,701	3.59	$83	$529	$612

(1)

For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

Noninterest Income

Table 5
Noninterest Income Analysis
(Dollar amounts in thousands)
	Quarters Ended September 30,			Nine Months Ended September 30,

	2008	2007	% Change	2008	2007	% Change

Service charges on deposit accounts	$11,974	$11,959	0.1	$33,781	$33,029	2.3
Trust and investment advisory fees	3,818	3,934	(2.9)	11,710	11,640	0.6
Other service charges, commissions, and fees	4,834	5,601	(13.7)	14,292	16,859	(15.2)
Card-based fees	4,141	4,054	2.1	12,275	11,946	2.8

Subtotal fee-based revenues	24,767	25,548	(3.1)	72,058	73,474	(1.9)
Bank owned life insurance	1,882	2,023	(7.0)	6,489	5,916	9.7
Other income	622	763	(18.5)	2,196	2,706	(18.8)

Subtotal	27,271	28,334	(3.8)	80,743	82,096	(1.6)
Trading (losses) gains, net	(1,831)	226	(910.2)	(3,211)	1,382	(332.3)
Securities (losses) gains, net	(1,746)	(5,165)	(66.2)	(1,396)	(760)	83.7

Total noninterest income	$23,694	$23,395	1.3	$76,136	$82,718	(8.0)

Our total noninterest income increased $299,000, or 1.3%, for third quarter 2008 compared to third quarter 2007 and decreased $6.6 million, or 8.0%, for the first nine months of 2008 compared to the same period in 2007. Fee-based revenues decreased 3.1% for third quarter 2008 from third quarter 2007 and 1.9% for the nine months ended September 30, 2008 compared to the same period in 2007. In fourth quarter 2007 we ceased originating traditional residential mortgages, and in first quarter 2008, we began to maintain cashier check balances in-house rather than outsource the service in exchange for a fee. If revenues from mortgage sales and formerly outsourced cashier check balances were excluded from the 2007 periods, fee-based revenues for third quarter 2008 would have been relatively unchanged from 2007, while fee-based revenues for the nine months ended September 30, 2008 would have increased 1.5% from the same 2007 period.

Other service charges, commissions, and fees declined 13.7% for third quarter 2008 compared to third quarter 2007 and 15.2% for the first nine months of 2008 compared to the same 2007 period primarily due to ceasing origination of traditional residential mortgages and formerly outsourced cashier check balances. Further contributing to the decrease were declines in commissions received from the sale of third-party annuity and investment products of $115,000 for third quarter 2008 and $265,000 for the nine months ended September 30, 2008 compared to the same periods in 2007.

Despite strong trust sales, trust and investment advisory fees for third quarter 2008 declined 2.9% from third quarter 2007, reflecting the deteriorating equity environment.

Card-based fees increased for both third quarter 2008 and the first nine months of 2008 from the same 2007 periods, with most of the increase related to higher usage.

Other income, which consists primarily of safe deposit box rentals, gain on sale of assets, and miscellaneous recoveries, declined for both of the 2008 periods. Third quarter 2007 included a $325,000 gain on the sale of assets, and the nine months ended September 30, 2007 included a reduction of an accrual for credit card conversion costs and a favorable lawsuit settlement.

Bank owned life insurance ("BOLI") represents benefit payments received and the change in cash surrender value ("CSV") of the policies, net of premiums paid. In the first nine months of 2008, we received $812,000 of benefit payments. The increase in the CSV was attributable to earnings credited to policies, based on investments made by the insurer. The tax-equivalent yield on BOLI was 7.3% for third quarter 2008 compared to 6.7% for third quarter 2007. See the section titled "Investment in Bank Owned Life Insurance" for a discussion of our investment in BOLI.

Trading (losses) gains, net represent the change during the quarter and nine-month periods ended September 30, 2008 in the fair value of trading securities held on behalf of participants in our non-qualified deferred compensation plan. Such change is substantially offset by an adjustment to salaries and benefits expense.

We recognized a net securities loss for each period presented. For a discussion of net securities losses, see the section titled "Investment Portfolio Management."

Noninterest Expense

Table 6
Noninterest Expense Analysis
(Dollar amounts in thousands)
	Quarters Ended September 30,			Nine Months Ended September 30,

	2008	2007	% Change	2008	2007	% Change

Compensation expense:
Salaries and wages	$20,805	$21,381	(2.7)	$59,972	$64,840	(7.5)
Retirement and other employee benefits benefits	6,191	5,973	3.6	19,582	19,072	2.7

Total compensation expense	26,996	27,354	(1.3)	79,554	83,912	(5.2)
Net occupancy expense	5,732	5,686	0.8	17,411	16,574	5.1
Equipment expense	2,484	2,580	(3.7)	7,502	7,796	(3.8)
Technology and related costs	1,990	1,767	12.6	5,581	5,324	4.8
Professional services	2,516	2,366	6.3	7,421	6,687	11.0
Advertising and promotions	1,133	1,950	(41.9)	3,883	4,503	(13.8)
Merchant card expense	1,949	1,842	5.8	5,375	5,120	5.0
Other expenses	5,636	6,436	(12.4)	20,997	18,957	10.8

Total noninterest expense	$48,436	$49,981	(3.1)	$147,724	$148,873	(0.8)

Efficiency ratio	50.3%	51.9%		52.0%	52.1%

Salaries and wages decreased in third quarter 2008 and for the nine-month period ended September 30, 2008 compared to those periods in 2007 as annual general merit increases and an increase in share-based compensation expense were more than offset by targeted staff reductions instituted in December 2007 and the first quarter of 2008 and a reduction in the obligation due to participants under deferred compensation plans.

The increase in professional services was due primarily to a short-term contract with an outside consultant for revenue and process enhancement services.

The decreases in advertising and promotions for third quarter 2008 and the nine-month period ended September 30, 2008 compared to those periods in 2007 reflect a difference in timing of expenditures from one year to another.

Other expenses for third quarter 2008 declined due to timing of expenditures compared to third quarter 2007. The year-to-date increase from 2007 is due primarily to expenses associated with the increase in other real estate owned.

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income. Operating efficiency for the quarter and nine-month periods ended September 30, 2008 improved from the same periods in 2007.

Income Taxes

Our accounting policies underlying the recognition of income taxes in the Consolidated Statements of Condition and Income are included in Notes 1 and 16 to the Consolidated Financial Statements of our 2007 10-K.

The effective income tax rates for third quarter and nine-month periods ended September 30, 2008 were 3.2% and 7.2%, respectively, compared to 19.0% and 22.7% for the comparable periods in 2007.

Income tax expense totaled $796,000 for third quarter 2008 compared to $6.4 million for third quarter 2007 and $5.9 million and $25.1 million for the nine-month periods ended September 30, 2008 and 2007, respectively. During each period we recognized certain tax benefits due to favorable court decisions, tax audit developments, and legislative actions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48") that reduced our effective tax rate. We recognized tax benefits totaling $2.5 million and $1.4 million for third quarter 2008 and 2007, respectively, and $9.3 million and $1.4 million for the nine-month periods ended September 30, 2008 and 2007, respectively. In addition, we derive significant income from investments in tax-exempt securities and BOLI. In third quarter 2008 and the nine-month period ended September 30, 2008 we generated a greater portion of our pretax income from tax-exempt investments and BOLI than in the comparable periods in 2007, resulting in a lower effective tax rate.

The State of Illinois has enacted legislation that significantly changes the income sourcing rules relating to financial organizations. To date, the State has not issued regulations or other clarifying guidance. We have considered, to the extent possible, the impact of the legislation, and are currently evaluating opportunities under the new rules. Based on our assessment to date, the legislation is not expected to have a material impact on our 2008 state tax expense, but could result in a low single digit increase in our effective tax rate, excluding the $9.3 million in recognized tax benefits, beginning in 2009.

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

Table 7
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	At September 30, 2008			At December 31, 2007

	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total

Available-for-Sale
U.S. Treasury securities	$905	$902	0.1	$1,028	$1,027	-
U.S. Agency securities	2,002	1,999	0.1	42,492	41,895	1.9
Collateralized mortgage obligations	510,347	515,376	23.6	534,800	534,688	24.5
Other mortgage-backed securities	516,041	517,139	23.7	420,320	417,532	19.1
State and municipal securities	882,652	926,519	42.4	966,835	961,638	44.0
Collateralized debt obligations	71,366	85,286	3.9	81,630	95,584	4.4
Other securities	41,568	50,973	2.3	32,941	35,295	1.6

Total available-for-sale	2,024,881	2,098,194	96.1	2,080,046	2,087,659	95.5

Held-to-Maturity
State and municipal securities	86,193	85,982	3.9	97,931	97,671	4.5

Total securities	$2,111,074	2,184,176	100.0	$2,177,977	$2,185,330	100.0

	At September 30, 2008			At December 31, 2007

	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity

Available-for-Sale
U.S. Treasury securities	1.35%	1.50	2.63%	1.35%	1.50	4.10%
U.S. Agency securities	0.13%	0.16	5.47%	0.73%	0.80	5.43%
Collateralized mortgage obligations	3.28%	3.06	5.00%	2.44%	2.51	5.05%
Other mortgage-backed securities	4.10%	4.86	5.56%	3.73%	4.81	5.64%
State and municipal securities	5.25%	9.23	6.16%	5.04%	7.84	6.20%
Collateralized debt obligations	0.25%	5.98	4.51%	0.25%	6.79	10.27%
Other securities	5.03%	12.34	5.71%	0.09%	10.00	1.79%

Total available-for-sale	4.26%	6.54	5.65%	3.76%	5.66	5.78%

Held-to-Maturity
State and municipal securities	0.79%	1.17	7.02%	0.84%	1.34	7.18%

Total securities	4.13%	6.33	5.70%	3.64%	5.47	5.84%

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

As of September 30, 2008, our securities portfolio totaled $2.1 billion, decreasing 3.1% from December 31, 2007. During first quarter 2008 we took advantage of market conditions and the slope of the interest rate yield curve to sell $221.1 million of securities, primarily collateralized mortgage obligations and other mortgage-backed securities, at a gain of $5.9 million. We reinvested the majority of the proceeds back into similar investments and the remainder into higher-yielding debt securities, effectively replacing the yield with this new combination of securities. During the nine-month period ended September 30, 2008 we also recognized other-than-temporary impairments in the value of our collateralized debt obligations, totaling $10.1 million, net of minor gains on sales of other investments.

Our collateralized debt obligations ("CDOs") are comprised of two distinct types of securities, trust-preferred CDOs and asset-backed CDOs, the latter having a book value of zero as of September 30, 2008.

Our investments in trust-preferred collateralized debt obligations are debt securities supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities as of September 30, 2008 of $14.0 million reflects the market's temporary negative bias toward structured investment vehicles given the current interest rate and liquidity environment. We do not believe this loss is an other-than-temporary impairment. We expect no change in our net cash flows from these investments from what was originally anticipated, and we have both the intent and ability to hold them until maturity or recovery. Our estimation of cash flows for these investments and resulting fair values were based upon our own cash flow modeling in accordance with FASB No. 157, Fair Value Measurements, as described in Note 9 of "Notes to Consolidated Financial Statements".

Our investments in asset-backed collateralized debt obligations are debt securities supported by underlying collateral, including sub-prime mortgages. In first quarter 2008, we recognized a $2.3 million impairment related to these CDOs. In second quarter 2008, we recognized an additional $6.0 million impairment, and in third quarter 2008, we recognized an impairment of $1.8 million. One of the securities for which we recorded an impairment in first quarter 2008 was subsequently sold in second quarter 2008 for a realized gain of $1.4 million. This portfolio has a zero book value at September 30, 2008.

State and municipal securities have an unrealized loss of $43.9 million at September 30, 2008 compared to an unrealized gain of $5.2 million at December 31, 2007. This adverse change in fair value is due to the uncertainty in the marketplace and the significant lack of liquidity for these debt securities. These securities continue to carry investment grade ratings with the bulk of them supported by the general revenues of the issuing governmental entity. We do not believe the unrealized loss on any of these is other than temporary.

Other securities include corporate bonds and other miscellaneous equity securities. We do not believe the unrealized loss on any of these is other than temporary.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Table 8
Loan Portfolio
(Dollar amounts in thousands)
	September 30, 2008	% of Total	December 31, 2007	% of Total	Annualized % Change

Commercial and industrial	$1,485,541	28.4	$1,347,481	27.1	13.6
Agricultural	159,217	3.1	181,358	3.7	(16.3)
Commercial real estate:
Office, retail, and industrial	1,092,268	20.9	942,065	19.0	21.2
Residential land and development	509,974	9.8	505,194	10.2	1.2
Multifamily	204,029	3.9	178,602	3.6	18.9
Other commercial real estate	1,021,662	19.5	1,024,490	20.6	(0.4)

Total commercial real estate	2,827,933	54.1	2,650,351	53.4	8.9

Subtotal - corporate loans	4,472,691	85.6	4,179,190	84.2	9.3

Direct installment	60,622	1.2	65,660	1.3	(10.3)
Home equity	468,703	9.0	464,981	9.4	1.1
Indirect installment	15,715	0.3	33,100	0.7	(70.0)
Real estate - 1-4 family	205,851	3.9	220,741	4.4	(8.9)

Subtotal - consumer loans	750,891	14.4	784,482	15.8	(5.7)

Total loans	$5,223,582	100.0	$4,963,672	100.0	6.9

Consumer loans excluding indirect installment	$735,176		$751,382		(2.9)
Total loans excluding indirect installment	$5,207,867		$4,930,572		7.5

Outstanding loans totaled $5.2 billion as of September 30, 2008, an annualized increase of 6.9% from December 31, 2007. The increase since December 2007 was led by growth in commercial real estate, specifically office, retail, and industrial, and commercial and industrial lending. The decline in consumer loans was primarily due to continued run-off of indirect loans. The decline in indirect installment loans from December 31, 2007 reflects our election in 2004 to cease indirect auto lending activities. In December 2007, we elected to discontinue originating traditional home mortgages as well. The Company feels it is well positioned to both pursue and take advantage of prudent, targeted lending opportunities.

Table 9
Commercial Real Estate Loan Detail by Product Type
(Dollar amounts in thousands)
	September 30, 2008	% of Total	December 31, 2007	% of Total	Annualized % Change

Office, retail, and industrial
Office	$352,200	32.3	$301,641	32.0	22.4
Retail	300,570	27.5	247,726	26.3	28.4
Industrial	439,498	40.2	392,698	41.7	15.9

Total office, retail, and industrial	$1,092,268	100.0	$942,065	100.0	21.2

Residential land and development
Structures	$190,741	37.4	$213,392	42.2	(14.1)
Land	319,233	62.6	291,802	57.8	12.5

Total residential land and development	$509,974	100.0	$505,194	100.0	1.2

Other commercial real estate
Commercial land	$263,030	25.7	$236,373	23.1	15.1
1-5 family investors	178,540	17.5	170,879	16.7	6.0
Service stations and truck stops	134,677	13.2	81,835	8.0	86.1
Warehouses and storage	80,889	7.9	63,355	6.2	36.9
Hotels	67,217	6.6	63,566	6.2	7.6
Restaurants	44,872	4.4	43,250	4.2	5.1
Medical	42,253	4.1	14,142	1.4	265.1
Automobile dealers	38,866	3.8	29,599	2.9	41.7
Mobile home parks	29,670	2.9	22,106	2.1	45.6
Recreational	14,760	1.5	15,542	1.5	(6.7)
Religious	10,317	1.0	11,124	1.1	(9.7)
Other (1)	116,571	11.4	272,719	26.6	(76.4)

Total other commercial real estate	$1,021,662	100.0	$1,024,490	100.0	(0.4)

(1) Certain loans presented here as of December 31, 2007 were subsequently redistributed to more appropriate categories.

Reserve for Loan Losses

We maintain a reserve for loan losses to absorb probable losses inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which we operate. Management evaluates the sufficiency of the reserve for loan losses based on the combined total of specific, historical loss, and general components. Management believes that the reserve for loan losses of $69.8 million is adequate to absorb credit losses inherent in the loan portfolio as of September 30, 2008.

For a summary of the changes in the reserve for loan losses during the quarters ended September 2008 and 2007, refer to Note 5 of "Notes to Consolidated Financial Statements."

Table 10
Reserve for Loan Losses
(Dollar amounts in thousands)
	2008			2007

	September 30	June 30	March 31	December 31	September 30

As of the period ended
Reserve for loan losses	$69,811	$66,104	$64,780	$61,800	$61,412
Total loans	5,223,582	5,182,355	5,045,765	4,963,672	4,931,472
Reserve for loan losses to loans	1.34%	1.28%	1.28%	1.25%	1.25%
Reserve for loan losses to nonperforming loans	126%	259%	376%	330%	481%
For the quarter ended
Provision for loan losses	$13,029	$5,780	$9,060	$2,042	$470
Net loans charged-off	9,322	4,456	6,080	1,654	1,449
Net loans charged-off to average loans, annualized	0.71%	0.35%	0.49%	0.13%	0.12%

We increased our reserve for loan losses to $69.8 million as of September 30, 2008, up $3.7 million from June 30, 2008 and $8.0 million from December 31, 2007. The reserve for loan losses to loans was 1.34% as of September 30, 2008, up from 1.25% as of December 31, 2007. Nonperforming loans were covered 1.26 times by the loan loss reserve as of September 30, 2008. Total loans charged-off, net of recoveries, in third quarter 2008 were 0.71% of average loans.

During third quarter 2008, net charge-offs totaled $9.3 million as compared to $1.4 million in third quarter 2007, with residential land and development loans accounting for substantially all of the increase. Provision for losses for third quarter 2008 totaled $13.0 million and exceeded net charge-offs by 39.8%.

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

Table 11
Nonperforming Assets and Past Due Loans
(Dollar amounts in thousands)
	2008			2007

	September 30	% of Loan Category	June 30	December 31	September 30

Nonaccrual loans:
Commercial and industrial	$13,961	0.94	$5,222	$9,128	$7,440
Agricultural	-	-	-	349	-
Office, retail, and industrial	1,195	0.11	1,125	552	552
Residential land and development	28,335	5.56	11,664	107	540
Multifamily	2,827	1.39	3,016	3,480	287
Other commercial real estate	1,845	0.18	885	1,452	1,384
Consumer	4,359	0.80	2,653	2,796	2,088
Real estate - 1-4 family	795	0.39	671	583	480

Total nonaccrual loans	53,317	N/A	25,236	18,447	12,771
Restructured loans	2,258	N/A	259	280	-

Total nonperforming loans	55,575	N/A	25,495	18,727	12,771
Foreclosed real estate ("OREO")	23,697	N/A	7,042	6,053	4,032

Total nonperforming assets	79,272	N/A	32,537	24,780	16,803

90 days past due loans (still accruing interest):
Commercial and industrial	4,006	0.27	4,530	2,693	3,637
Agricultural	1,751	1.10	-	-	286
Office, retail, and industrial	4,838	0.44	2,855	2,062	356
Residential land and development	17,615	3.45	16,696	9,270	4,999
Multifamily	1,216	0.60	2,071	916	5,908
Other commercial real estate	2,469	0.24	3,410	1,452	1,309
Consumer	3,062	0.56	5,456	2,903	3,159
Real estate - 1-4 family	2,359	1.15	2,492	1,853	1,767

Total 90 days past due loans	37,316	N/A	37,510	21,149	21,421

Total nonperforming assets plus 90 days past due loans	$116,588	N/A	$70,047	$45,929	$38,224

30-89 days past due loans (still accruing interest):
Commercial and industrial	$19,658	1.32	$50,801	$19,184	$15,327
Agricultural	-	-	1,819	-	510
Office, retail, and industrial	14,530	1.33	22,892	20,299	18,471
Residential land and development	43,592	8.55	55,342	18,235	19,800
Multifamily	3,186	1.56	5,204	8,054	14,128
Other commercial real estate	12,257	1.20	39,063	21,340	26,245
Consumer	8,583	1.57	7,384	9,509	10,280
Real estate - 1-4 family	2,963	1.44	2,681	4,199	5,021

Total 30-89 days past due loans	$104,769	N/A	$185,186	$100,820	$109,782

Nonperforming loans to total loans	1.06%		0.49%	0.38%	0.26%
Nonperforming assets to total loans plus foreclosed real estate	1.51%		0.63%	0.50%	0.34%
Nonperforming assets plus 90 day past due loans to total loans plus foreclosed real estate	2.22%		1.35%	0.92%	0.77%

N/A - Not applicable.

As expected, credit quality trends for the quarter were negatively impacted by continued housing market stress, particularly in the residential land and development segments of the loan portfolio. This segment, representing 9.8% of the overall loan portfolio, was originally underwritten to loan-to-value guidelines of 65% for unimproved land and 75% for developed land, thus providing protection as values decline. We are aggressively engaged with our builder/developer clients to determine the best solutions to maximize value for the entire segment. In future quarters, the migration of troubled loans from performing to nonperforming and, in some cases, to OREO and finally to cash repayment will vary depending upon the adopted solution. We have both realigned and increased our credit remediation staffing in response to deteriorating credit trends both in this segment and overall.

Nonperforming assets plus 90 days past due loans to total loans plus foreclosed real estate was 2.22% at September 30, 2008 compared to 0.92% at December 31, 2007. Such increase is related primarily to loans to home builders and developers, substantially all of whom are in the greater Chicagoland area.

Nonperforming loans at September 30, 2008 were $55.6 million, or 1.06% of total loans, an increase of $36.8 million from December 31, 2007, with most of the increase in the residential land and development category.

The increase in the nonaccrual residential land and development loans of $28.2 million from December 31, 2007 to September 30, 2008 was due to loans to five large Chicago homebuilders. In first quarter 2008, we charged off $447,000 of the outstanding loan to one builder and reclassified the $4.0 million remainder of the loan to nonaccrual. This loan was subsequently moved to OREO. The remaining balance is in line with a recent appraisal on the underlying collateral. In second quarter 2008, we reclassified a $7.7 million loan to another builder to nonaccrual. The balance of this loan is also in line with a recent appraisal on the underlying collateral. In third quarter 2008, we reclassified three additional builder loans totaling $20.6 million to nonaccrual. The balances for each are supported by recent appraisals on the underlying collateral.

The increase in nonaccrual commercial and industrial loans is primarily related to a single commercial credit of $5.5 million operating in the transportation industry.

The increase in restructured loans relates to another residential real estate developer. Of a $5.0 million loan to this developer, we received a payment of $1.0 million, charged off $2.0 million, and restructured the remaining $2.0 million. The $2.0 million currently included in restructured loans is expected to perform in accordance with the restructured terms.

OREO increased $17.6 million from December 31, 2007 to September 30, 2008, with most of the increase occurring in the third quarter of 2008. We enforced our rights to collateral underlying troubled loans with residential land and development properties comprising 77.4% of total OREO. All properties are recorded at estimated net realizable values and are being aggressively marketed.

Loans past due 90 days and still accruing totaled $37.3 million as of September 30, 2008, up $16.2 million from December 31, 2007 but approximately the level as of June 30, 2008. Residential land and development loans represent 47.2% of this total. The increase in the 90 days past due loans from December 31, 2007 was due primarily to nine loans, the majority of which are residential land and development loans. Concentrated in the Chicagoland market, residential development represents a business in which we have been profitably engaged for more than 20 years and represents 18.0% of our $2.8 billion real estate commercial and construction portfolio. We remain fully engaged and proactive with our customers in order to recognize and deal with credit issues at their onset.

We expect our nonperforming assets will trend upward in the near term, given the pressure on housing sales and the resulting impact on our residential land and development portfolio, with charge-offs for the fourth quarter remaining at an elevated level.

Our disclosure with respect to impaired loans is contained in Note 5 of "Notes to Consolidated Financial Statements".

INVESTMENT IN BANK OWNED LIFE INSURANCE

We purchase life insurance policies on the lives of certain directors, officers, and employees and are the sole owner and beneficiary of the policies. We invest in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Condition at each policy's respective cash surrender value, with changes recorded in noninterest income in the Consolidated Statements of Income. As of September 30, 2008, our BOLI assets amounted to $207.4 million, and the income we recorded for the nine-month period then ended was $6.5 million.

Of our total BOLI portfolio, 22.3% is in general account life insurance distributed between 10 insurance carriers, all of whom carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 77.7% is in separate account life insurance, which is managed by third party investment advisors under pre-determined investment guidelines. Stable value protection is a feature available with respect to separate account life insurance policies that is designed to protect within limits a policy's cash surrender value from market fluctuations on underlying investments. Our entire separate account portfolio has stable value protection, purchased from a highly rated financial institution. To the extent the fair value of the underlying securities falls below 80% of the cash surrender value, the cash surrender value will either be adjusted for the difference or transferred to a short duration money market fund.

As of September 30, 2008, $110.0 million, or 55%, was held in a separate account that had a fair value of 79.5%; requiring the cash surrender value to be adjusted for third quarter 2008 by $477,000 to restore the fair value to 80% of cash surrender value. The investments underlying these holdings are invested in longer duration, investment-grade securities, the performance of which has been negatively impacted by continued market volatility and risk aversion. Future declines in fair value below current levels could require additional contributions and negatively impact BOLI income. Remaining separate account holdings reflect fair market values ranging from 84% to 96%.

For third quarter 2008, the underlying tax-equivalent investment yield on all BOLI holdings was 7.31%. Given the continued negative market performance and rapid decline in interest rates, subsequent quarters are expected to trend downward and be in the range of 3.30% to 4.30%. The Company is currently reviewing options to alter the mix of underlying separate account holdings, which could further influence income performance.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended September 30, 2008, December 31, 2007, and September 30, 2007. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most deposit categories.

Table 12
Funding Sources - Average Balances
(Dollar amounts in thousands)
	Quarters Ended			% Change

	September 30, 2008	December 31, 2007	September 30, 2007	09/30/08 vs. 12/31/07	09/30/08 vs. 09/30/07

Demand deposits	$1,053,530	$1,050,954	$1,051,292	0.2	0.2
Savings deposits	784,646	788,526	774,133	(0.5)	1.4
NOW accounts	983,364	885,966	941,488	11.0	4.4
Money market accounts	770,967	854,409	864,001	(9.8)	(10.8)

Transactional deposits	3,592,507	3,579,855	3,630,914	0.4	(1.1)

Time deposits	2,118,445	2,142,888	2,143,998	(1.1)	(1.2)
Brokered deposits	51,585	97,448	64,878	(47.1)	(20.5)

Total time deposits	2,170,030	2,240,336	2,208,876	(3.1)	(1.8)

Total deposits	5,762,537	5,820,191	5,839,790	(1.0)	(1.3)

Repurchase agreements	443,837	398,032	419,561	11.5	5.8
Federal funds purchased	362,232	111,771	141,582	224.1	155.8
Federal Home Loan Bank ("FHLB") advances	515,008	536,238	531,925	(4.0)	(3.2)
Other borrowed funds	155,326	-	-	NM	NM

Total borrowed funds	1,476,403	1,046,041	1,093,068	41.1	35.1

Subordinated debt	232,458	227,973	226,180	2.0	2.8

Total funding sources	$7,471,398	$7,094,205	$7,159,038	5.3	4.4

Average interest rate paid on borrowed funds	2.55%	4.61%	4.97%
Weighted-average maturity of FHLB advances	4.4 months	7.4 months	6.8 months
Weighted-average interest rate of FHLB advances	2.27%	3.62%	4.99%

N/M - Not meaningful.

Total transactional deposits increased $12.7 million from December 31, 2007, due to increases in NOW account balances, partially offset by a decline in money market accounts.

Total average deposits for third quarter 2008 decreased 1.3% from third quarter 2007 and 1.0% from fourth quarter 2007. We funded loan growth with borrowed funds at advantageous rates compared to rates currently being paid by some in the marketplace for customer deposits, especially money market and time deposits.

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Other borrowed funds consist of term auction facilities issued by the Federal Reserve Bank that mature within 90 days.

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

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as "well-capitalized."

Table 13
Capital Measurements

(Dollar amounts in thousands)
					Excess Over
	September 30,		December 31,	Regulatory Minimum For	Required Minimums

	2008	2007	2007	"Well-Capitalized"	at 9/30/08

Regulatory capital ratios:
Total capital to risk-weighted assets	12.04%	12.17%	11.58%	10.00%	$132,185
Tier 1 capital to risk-weighted assets	9.42%	9.59%	9.03%	6.00%	221,494
Tier 1 leverage to average assets	7.59%	7.75%	7.46%	5.00%	208,036
Tangible equity ratios:
Tangible equity to tangible assets	5.44%	5.77%	5.58%	(1)
Tangible equity, excluding other comprehensive loss, to tangible assets	6.09%	6.25%	5.73%	(1)
Tangible equity to risk-weighted assets	6.69%	7.01%	6.87%	(1)

(1)

Ratio is not subject to formal FRB regulatory guidance. Tangible equity equals total equity less goodwill and other intangible assets, and tangible assets equals total assets less goodwill and other intangible assets.

Stock Repurchase Programs

If we elect to participate in the Capital Purchase Program, our ability to repurchase shares of the Company's common stock will be subject to the applicable restrictions of this program for 3 years following the sale of the preferred stock. See "Recent Developments."

The following table summarizes purchases made by or on our behalf, or by any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2008 pursuant to a repurchase program approved by our Board of Directors on November 27, 2007. Up to 2.5 million shares of our common stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of September 30, 2008. The repurchase program has no set expiration or termination date.

Table 14
Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program

July 1 - July 31, 2008	-	$-	-	2,494,747
August 1 - August 31, 2008	3,307	23.79	-	2,494,747
September 1 - September 30, 2008	-	-	-	2,494,747

Total	3,307	$23.79	-

(1)

Consists of shares acquired pursuant to our share-based compensation plans. Under the terms of these plans, we accept shares of common stock from option holders if they elect to surrender previously-owned shares upon exercise to cover the exercise price of the stock options or, in the case of restricted shares of common stock, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares.

Dividends

We declared dividends of $0.31 per common share in third quarter 2008, up 5.1% from the quarterly dividend per share declared in third quarter 2007 of $0.295. The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share, was 62.0% for third quarter 2008 and 53.6% for third quarter 2007. Based on the closing stock price at September 30, 2008 of $24.24, the annualized dividend yield on our common stock was 5.1%.

If we elect to participate in the Capital Purchase Program, our ability to increase common stock dividends will be subject to the applicable restrictions of this program for 3 years following the sale of the preferred stock.

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

The fair values of securities are based on quoted prices obtained from third party pricing services or dealer market participants where a ready market for such securities exists. Where such a market does not exist, as for our collateralized trust-preferred debt obligations ("TRUPs"), we have estimated fair value using our own cash flow model. This model was created by a structured credit valuation firm with our assistance. It uses independently verifiable historical data, as well as current information from the market, such as equity volatility, to calculate the probability of default by any of the entities comprising the underlying collateral pool and the ensuing cash flows to our particular tranche for each TRUP. The model uses assumptions that are subject to management's judgment and which can significantly impact the resulting fair values. We believe the model uses reasonable assumptions to estimate fair values where no market exists for these investments. Unrealized gains and losses on securities available-for-sale are reported, on an after-tax basis, as a separate component of stockholders' equity in accumulated other comprehensive income. Interest income is reported net of amortization of premium and accretion of discount.

Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment; whether anticipated cash flows have been adversely affected, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. The term other-than-temporary is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or that there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Securities for which there is an unrealized loss that is deemed to be other than temporary are written down to fair value with the write-down recorded as a realized loss and included in securities gains (losses), net. For additional discussion on securities, see Notes 1 and 3 to the Consolidated Financial Statements of our 2007 Form 10-K.

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

We must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback or carryforward to taxable income in prior or future years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. We have determined a valuation allowance is not required for any deferred tax assets as of September 30, 2008, although there is no guarantee that those assets will be recognizable in future periods. For additional discussion of income taxes, see Note 1, "Summary of Significant Accounting Policies," and Note 16, "Income Taxes," to the Consolidated Financial Statements of the our 2007 10-K.

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

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates

	-200	+200	-200	+200	-300	+300

September 30, 2008:
Dollar change	$(8,233)	$(18,960)	$(13,089)	$(22,616)	$(30,232)	$(30,426)
Percent change	-3.5%	-7.9%	-5.5%	-9.5%	-12.7%	-12.7%
December 31, 2007:
Dollar change	$5,587	$(14,594)	$5,928	$(18,088)	$1,559	$(24,369)
Percent change	+2.2%	-5.8%	+2.3%	-7.1%	+0.6%	-9.6%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.

At September 30, 2008, our interest rate sensitivity profile, assuming a gradual upward change in interest rates, reflected a slightly greater negative exposure to rising interest rates in comparison to December 31, 2007. Conversely, in a falling interest rate environment, our exposure reflected a negative position as of September 30, 2008 in comparison to a positive position as of December 31, 2007. The change in earnings risk is the result of a reduction in the duration of borrowed funds and an increase in the amount of short-term funding. These short-term liabilities increase the sensitivity of interest expense to rising interest rates, which create a greater benefit in a lower interest rate environment. This benefit is mitigated, however, by a lack of repricing potential on transaction accounts. Market rates, specifically the federal funds target rate and the prime rate, have declined 275 basis points from December 31, 2007 to early October 2008. Rates on transaction accounts have also declined, but with the federal funds target currently at 1.50%, the opportunity to further reduce interest rates on short-term transactional account balances is minimal.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)
	Immediate Change in Rates

	-200	+200

September 30, 2008:
Dollar change	$(91,607)	$(86,500)
Percent change	-6.5%	-6.1%
December 31, 2007:
Dollar change	$(40,870)	$(89,164)
Percent change	-3.2%	-7.1%

As of September 30, 2008, the estimated sensitivity of the economic value of equity to changes in interest rates reflected a greater negative exposure to lower interest rates and a slightly less negative exposure to higher interest rates compared to that existing at December 31, 2007. The increased exposure to falling interest rates is due primarily to the present value of transaction account balances already reflecting significant interest rate reductions since December 31, 2007, reducing the amount available for future interest rate reductions.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company disclosed any material pending litigation matters relating to the Company in Item 3 of Part I of its Annual Report on Form 10-K for the year ended December 31, 2007. For the quarter ended September 30, 2008, there were no material developments with regard to any previously disclosed matters, and no other matters were reported during the period, although there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at September 30, 2008. Based on presently available information, the Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial position of the Company.

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

Based on currently available information, the Company has identified the following additional risk factors:

The current environment in the financial sector may affect the Company's business.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In addition, markets have produced significant downward pressure on financial stock prices, in some cases, without regard to the underlying financial strength of the issuer. If this disruption continues and the industry continues to experience a lack of confidence, lack of available credit, increased market volatility, and a reduction in business activity, the business of the Company, as well as its stock price, could be adversely affected.

There can be no assurance that the Emergency Economic Stabilization Act of 2008 will help stabilize the U.S. financial system.

On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (the "EESA") in response to the current crisis in the financial sector. The U.S. Department of the Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system.

There can be no assurance as to the actual impact the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced by some institutions.

The market value of property securing certain real estate related loans might not, at any given time, be sufficient to satisfy the outstanding principal amount of the loan.

Significant decreases in the value of collateral securing certain real estate related loans could potentially affect the Company. In the event the Company is required to foreclose on a property securing a real estate related loan, there can be no assurance that it will recover funds in an amount equal to any remaining loan balance as a result of prevailing general economic conditions, real estate values, and other factors associated with the ownership of the property. As a result, the Company could sustain increased loan losses. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which could have an adverse impact on earnings. For detailed information regarding the Company's loan portfolio, including real estate related loans, please see Table 9, "Commercial Real Estate Loan Detail by Product Type," of Management's Discussion and Analysis.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Disclosure regarding the purchase of Company securities by the Company begins on page *35 of this Form 10-Q.

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

Date: November 7, 2008

* Duly authorized to sign on behalf of the Registrant.