Form 10-K
period 2008-12-31
FIRST MIDWEST BANCORP INC
filed 2009-02-27
CIK 702325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

    (Mark One)

[X]            Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year-ended December 31, 2008

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

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2008, determined using a per share closing price on that date of $18.65, as quoted on The Nasdaq Stock Market, was $825,612,542.

At February 26, 2009 there were 48,630,531 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2009 Annual Stockholders’ Meeting - Part III

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

AVAILABLE INFORMATION

We file annual, quarterly, and current reports; proxy statements; and other information with the Securities and Exchange Commission (“SEC”), and we make this information available free of charge on or through the investor relations section of our web site at www.firstmidwest.com/aboutinvestor_overview.asp. The following documents are also posted on our web site or are available in print upon the request of any stockholder to our Corporate Secretary:

—	Certificate of Incorporation
—	Company By-laws
—	Charters for our Audit, Compensation, and Nominating and Corporate Governance Committees
—	Related Person Transaction Policies and Procedures
—	Corporate Governance Guidelines
—	Code of Ethics and Standards of Conduct (the “Code”), which governs our directors, officers, and employees
—	Code of Ethics for Senior Financial Officers.

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

Our Corporate Secretary can be contacted by writing to First Midwest Bancorp, Inc., One Pierce Place, Itasca, Illinois 60143, Attn: Corporate Secretary. The Company’s Investor Relations Department can be contacted by telephone at (630) 875-7533 or by e-mail at investor.relations@firstmidwest.com.

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions and may include projections relating to our future financial performance including our growth strategies and anticipated trends in our business. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, you should refer to Items 1A and 7 of this Annual Report on Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Results of Operations,” as well as our subsequent periodic and current reports filed with the SEC. These risks and uncertainties are not exhaustive, however. Other sections of this report describe additional factors that could adversely impact our business and financial performance.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets. Such instability has brought a new level of risk to financial institutions in addition to the risks normally associated with competition and free market economies. The Company has attempted to list those risks elsewhere in this report and consider them as it makes disclosures regarding forward-looking statements. Nevertheless, given the uncertain economic times, new risks and uncertainties may emerge very quickly and unpredictably, and it is not possible to predict all risks and uncertainties. We cannot assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

PART I

ITEM 1.    BUSINESS

First Midwest Bancorp, Inc.

First Midwest Bancorp, Inc. (“First Midwest” or the “Company”) is a bank holding company incorporated in Delaware in 1982 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). The Company is one of Illinois’ largest publicly traded banking companies with assets of $8.5 billion as of December 31, 2008 and is headquartered in the Chicago suburb of Itasca, Illinois.

History

The Company is the product of the consolidation of over 26 affiliated banks in 1983, followed by several significant acquisitions, including the purchase of SparBank, Incorporated, a $449 million institution in 1997, Heritage Financial Services, Inc., a $1.4 billion institution in 1998, CoVest Bancshares, a $645.6 million institution in 2003, and Bank Calumet, Inc., a $1.4 billion institution in 2006. The Company continues to explore opportunities to acquire banking institutions and discussions related to possible acquisitions may occur at any time. The Company cannot predict whether, or on what terms, communications will result in further acquisitions. As a matter of policy, the Company generally does not comment on any dialogue or possible acquisitions until a definitive acquisition agreement has been signed.

Subsidiaries

First Midwest operates two wholly owned subsidiaries: First Midwest Bank (the “Bank”), employing 1,794 full-time equivalent employees at December 31, 2008, and First Midwest Insurance Company. Substantially all of the Company’s operations are conducted through the Bank. At December 31, 2008, the Bank had $8.5 billion in total assets, $5.8 billion in total deposits, and 98 banking offices primarily in suburban metropolitan Chicago.

The Bank operates the following wholly owned subsidiaries:

—

FMB Investment Corporation is a Delaware corporation established in 1998 that manages investment securities, principally state and municipal obligations, and provides corporate management services to its wholly owned subsidiary, FMB Investment Trust, a Maryland business trust, also established in 1998. FMB Investment Trust manages many of the real estate loans originated by the Bank. FMB Investment Trust has elected to be taxed as a Real Estate Investment Trust for federal income tax purposes.

—

Calumet Investment Corporation is a Delaware corporation that manages investment securities, principally state and municipal obligations, and provides corporate management services to its wholly owned subsidiary, Calumet Investments Ltd., a Bermuda corporation. Calumet Investments Ltd. manages investment securities and is largely inactive.

—	First Midwest Investments, Inc. and Bank Calumet Financial Services, Inc. are largely inactive.

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

Market Area

First Midwest’s largest service area is the suburban Chicago metropolitan market, which includes the counties surrounding Cook County, Illinois. This area extends from the cities of Zion and Waukegan, Illinois down into northwest Indiana, including the cities of Crown Point and St. John, Indiana. The Company’s other service areas consist of a central Illinois market, which includes the cities of Champaign, Danville, and Galesburg, and an Iowa, or “Quad-Cities” market, which includes the cities of Davenport, Bettendorf, Moline, and East Moline. These service areas include a mixture of urban, suburban, and rural markets. First Midwest’s business of attracting deposits and making loans is primarily conducted within its service areas and may be affected by significant changes in their economies. These service areas contain a diversified mix of industry groups, including manufacturing, health care, pharmaceutical, higher education, wholesale and retail trade, service, and agricultural.

The Chicago metropolitan area currently ranks 3rd in the nation with respect to total businesses, 3rd in total population, 11th in average household income, and 8th in median income producing assets.

Competition

The banking and financial services industry in the Chicago metropolitan area is highly competitive, and the Company expects it to remain so in the future. Generally, the Bank competes for banking customers and deposits with other local, regional, and internet banks and savings and loan associations; personal loan and finance companies and credit unions; and mutual funds and investment brokers. The Company faces intense competition from local and out of state institutions within its service areas, and it expects to face increasing competition from on-line banking and financial institutions seeking to attract customers by providing access to services and products that mirror the services and products offered by traditional brick-and-mortar institutions.

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

The Company faces intense competition in attracting and retaining qualified employees. Its ability to continue to compete effectively will depend upon its ability to attract new employees and retain and motivate existing employees.

Our Business

First Midwest offers a variety of traditional financial products and services that are designed to meet the financial needs of the customers and communities it serves. For over 60 years, First Midwest has been in the basic business of community banking, namely attracting deposits and making loans, as well as providing wealth management, investment, and retirement plan services. The Company does not engage in any sub-prime or speculative lending, nor does it engage in non-commercial banking activities such as investment banking services or loan securitizations.

First Midwest differentiates itself from other commercial banks and financial institutions by the way it systematically assesses a customer’s specific financial needs, sells products and services to meet those needs, and provides the customer with high quality service. The Company believes this approach and its knowledge of and commitment to the communities in which it is located are the most important aspects in retaining and expanding its customer base.

Deposit and Retail Services

First Midwest offers a full range of deposit services that are typically available in most commercial banks and financial institutions, including checking accounts, NOW accounts, money market accounts, savings accounts, and time deposits of various types, ranging from shorter-term to longer-term certificates of deposit. The transaction accounts and time deposits are tailored to our primary service area at competitive rates. The Company also offers certain retirement account services, including IRAs.

Lending Activities

First Midwest originates commercial and industrial, agricultural, commercial real estate, and consumer loans. Substantially all of the Company’s borrowers are residents of First Midwest’s principal markets. The Company’s largest category of lending is commercial real estate (including residential land and development loans), followed by commercial and industrial. Generally, real estate loans are secured by the land and any improvements to, or developments on, the land. Generally, loan-to-value ratios for unimproved and developed land at time of issuance historically have been 65% and 75%, respectively. Given current market conditions, these ratios have been lowered to 50% and 65%, respectively. The Company’s consumer loans consist primarily of home equity loans and lines of credit. For detailed information regarding the Company’s loan portfolio, see the “Loan Portfolio and Credit Quality” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

First Midwest Sources of Funds

First Midwest’s ability to maintain affordable funding sources allows the Company to meet the credit needs of its customers and the communities it serves. Deposits are a relatively stable form of funding, and they are the primary source of the Company’s funds for lending and other investment purposes. Core deposits funded approximately 40% of the Company’s assets at the end of 2008, with a net loan-to-deposit ratio of 96%. Consumer and commercial deposits come from the Company’s primary service areas through a broad selection of deposit products. By maintaining core deposits, the Company both controls its funding costs and builds client relationships.

In addition to deposits, the Company obtains funds from the amortization, repayment, and prepayment of loans, the sale or maturity of investment securities; advances from the Federal Home Loan Bank, brokered repurchase agreements and certificates of deposits, federal funds purchased, and federal term auction facilities; cash flows generated by operations; and proceeds from sale of the Company’s common and preferred stock. For detailed information regarding the Company’s funding sources, see the “Funding and Liquidity Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

First Midwest Investment Activities

First Midwest maintains a sizeable securities portfolio in order to provide the Company with financial stability, asset diversification, income, and collateral for borrowing. The Company administers this securities portfolio in accordance with an investment policy that has been approved and adopted by the board of directors of the Bank. The Company’s Asset Liability Committee (“ALCO”) implements the investment policy based on the established guidelines within the written policy.

The basic objectives of First Midwest’s investment activities are, among other things, to enhance the profitability of the Company by keeping its investable funds fully employed, provide adequate regulatory and operational liquidity, minimize and/or adjust the interest rate risk position of the Company, minimize the Company’s exposure to credit risk, and provide collateral for pledging requirements. For detailed information regarding the Company’s securities portfolio, see the “Investment Portfolio Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Participation in Government Economic Recovery Programs

In response to the recent financial market crisis, the United States government, specifically the U.S. Department of the Treasury (“Treasury”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), and the Federal Deposit Insurance Corporation (“FDIC”), working in cooperation with foreign governments and other central banks, has taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including measures available under the Emergency Economic Stabilization Act of 2008 (“EESA”), which was enacted by the U.S. Congress in October of 2008. These measures include capital injections, guarantees of bank liabilities, and the potential acquisition of illiquid assets from banks. Below are summaries of certain federal economic recovery programs, including programs in which First Midwest participates:

—

Increase in FDIC Deposit Insurance. The EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period. The Company held no such investment in either the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation.

—

Capital Purchase Program. Under the EESA, the Treasury may take a range of actions to provide liquidity to the U.S. financial markets, including the direct purchase of equity of financial institutions through the Treasury’s Capital Purchase Plan (“CPP”). The Company elected to participate in the CPP, and on December 5, 2008, First Midwest issued to the Treasury, in exchange for aggregate consideration of $193.0 million, (1) 193,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, liquidation preference of $1,000 per share (“Preferred Shares”); and (2) a ten-year warrant (“Warrant”) to purchase up to 1,305,230 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) at an exercise price, subject to anti-dilution adjustments, of $22.18 per share. Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years and at a rate of 9% per annum thereafter. The securities were sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Preferred Shares generally are nonvoting and qualify as Tier 1 capital.

The letter agreement between the Treasury and the Company, dated December 5, 2008, including the securities purchase agreement concerning the issuance and sale of the Preferred Shares (the “Purchase Agreement”), grants the holders of the Preferred Shares, the Warrant, and First Midwest common stock to be issued under the Warrant certain registration rights and imposes restrictions on dividends and stock repurchases. In addition, in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Preferred Shares, the Purchase Agreement will impose restrictions on the Company’s ability to declare or pay dividends or distributions on, or repurchase, redeem, or otherwise acquire for consideration, shares of its junior stock. For a detailed description of these restrictions, see Item 1A, “Risk Factors,” elsewhere in this report. In addition, the Purchase Agreement subjects the Company to the executive compensation limitations as set forth in Section 111(b) of the EESA.

—

Temporary Liquidity Guarantee Program (“TLGP”). Under the TLGP, the FDIC will temporarily provide a 100% guarantee of the deposits in non-interest-bearing transaction deposit accounts in participating financial institutions. The Company participates in this program. Consequently, all funds held in non-interest-bearing transaction accounts (demand deposit accounts), Interest on Lawyers Trust Accounts (IOLTAs), and low-interest NOW accounts (defined as NOW accounts with interest rates no higher than 0.50%) with the Bank are covered under this program.

The TLGP also provides a three-year 100% guarantee of any newly issued senior unsecured debt that could be issued by the Company on or before June 30, 2009 (including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt). The amount of potential Company debt that could be covered by this guarantee may not exceed 125% of the Company’s debt that was both outstanding as of September 30, 2008 and scheduled to mature before June 30, 2009. All fees associated with this guarantee are waived for the first 30 days of coverage. After the first 30 days, an annualized fee equal to 75 basis points multiplied by the amount of debt issued under this program is imposed.

—

Temporary Guarantee Program for Money Market Funds. Under the Temporary Guarantee Program for Money Market Funds, the Treasury will guarantee the share price of any publicly offered eligible money market mutual fund, both retail and institutional, that applies for and pays a fee to participate in the program. The temporary guarantee applies to all money market mutual funds that are regulated under Rule2a-7 of the Investment Company Act of 1940, are publicly offered, are registered with the SEC, and maintain a stable share price of $1. This includes both taxable and non-taxable funds. While the program protects the shares of all money market fund investors as of September 19, 2008, each money market fund makes the decision to sign up for the program. Company vendors have advised the Company that the funds in which balances from sweep accounts have been invested are enrolled in this program.

—

Purchase of Troubled Assets. The EESA authorizes the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Treasury’s Troubled Assets Relief Program (“TARP”). “Troubled assets” include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary of the Treasury determines, after consultation with the Chairman of the Federal Reserve, the purchase of which is necessary to promote financial stability. If the Secretary exercises authority under TARP, the EESA directs the Secretary to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008. The Treasury currently has not initiated any purchases under this program. If, and when, they do, the Company may or may not be eligible to participate in this program.

In addition to the government programs and legislation listed above, additional programs and legislation intended to address the current economic environment and financial crisis may be proposed or passed in the future. In this event, we could become subject to new rules and regulations or participate in additional government programs.

For example, on February 10, 2009, the Treasury Secretary introduced the framework for its Financial Stability Plan (“FSP”). As proposed, this plan may impose restrictions on financial institutions or mandate their participation in certain programs designed to strengthen the financial system or provide aid to homeowners and small businesses. In addition, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, a $787 billion stimulus bill for the purpose of stabilizing and stimulating the economy, which imposes restrictions on CPP participants including the Company. Certain of these restrictions are discussed in greater detail under the heading, “Supervision and Regulation - Executive Compensation Limitations.”

First Midwest cannot predict whether or when the FSP or any other new government programs or legislation will be adopted. First Midwest also cannot predict whether the FSP will be adopted in its current proposed form or in a different form.

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

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of four categories and assessed insurance premiums on deposits based on their level of capital and supervisory evaluation. For 2009, the Bank will pay premium assessments on its DIF-insured deposits in order to service the interest on the Financing Corporation (“FICO”) bond obligations, which were used to finance the cost of thrift bailouts in the 1980’s. The FICO assessment rates for the first quarter of 2009 were set at $0.0114 per $100 of insured deposits for DIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment basis for the DIF.

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

Executive Compensation Limitations

Incident to its participation in the CPP, the Company is subject to the executive compensation limitations contained in Section 111(b) of the EESA. These limitations apply to the Company’s senior executive officers (“SEOs”), which include the Company’s principal executive officer, the principal financial officer, and the three most highly compensated executive officers. These limitations include: (1) the recovery of any bonus or incentive compensation paid to any SEO if the financial criteria it was based on was later proven to be materially inaccurate; (2) a prohibition on the Company making “golden parachute payments” (as defined by IRS Section 280(G)) to any SEO; (3) a prohibition on compensation that encourages any SEO to take unnecessary and excessive risks that threaten the value of the Company; and (4) a limit on deductible compensation under Section 162(m) of the Internal Revenue Code for each SEO at $500,000 annually, rather than $1 million.

In addition, the Company’s Compensation Committee must certify that it has: (1) within 90 days after the CPP purchase reviewed the SEO incentive and bonus compensation programs for unnecessary and excessive risks; and (2) met at least annually with the senior risk officers to review the relationship between the institution’s risk management policies and the SEO incentive compensation arrangements.

In addition to the EESA’s executive compensation limitations, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”), a $787 billion stimulus bill for the purpose of stabilizing and stimulating the economy. The ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP CPP participants including the Company. These limits include:

—	Prohibition on certain bonus, retention, incentive compensation, and golden parachute payments for certain senior employees.

—	Required adoption of a policy on excessive or luxury expenditures.
—	Mandated “say on pay” shareholder vote on the compensation of executives.
—	Requirement of an annual certification by the CEO and CFO of the Company’s compliance with the ARRA restrictions.

The AARA also empowers the Treasury Secretary with the authority to review bonus, retention, and other compensation paid to senior executive officers that have received the TARP assistance to determine if the compensation was inconsistent with the purposes of the ARRA or TARP, or otherwise contrary to the public interest and, if so, seek to negotiate reimbursements. The provision of the ARRA will apply to the Company until it has redeemed the securities sold to the Treasury under the CPP. (See the section captioned “Participation in Government Economic Recovery Programs – Capital Purchase Program” in Part I, Item 1 of this Form 10-K.) Under the ARRA such redemption is now permitted without penalty and without the need to raise new capital (as was required under the terms of the original TARP CPP), subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

Future Legislation

Various legislation is currently being considered by Congress. This legislation may change banking statutes and the Company’s operating environment in substantial and unpredictable ways and may increase reporting requirements and governance. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on its business, results of operations, or financial condition.

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

Risks Related to the Company’s Business

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

Since December 2007, the United States has been in a downward cycle. Prolonged and significant weakness has adversely impacted all aspects of the economy. Business activity across a wide range of industries and regions is greatly reduced, and local governments and many businesses are experiencing serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. In addition, unemployment has increased significantly and continues to grow.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of sub-prime mortgages but spread to all mortgage and real estate asset classes, leveraged bank loans, and nearly all other asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, the lack of market and investor confidence, and other factors have all combined to cause rating agencies to lower credit ratings and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and the liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve, and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations. In spite of this, asset values have continued to decline, and access to liquidity continues to be very limited.

The Company’s financial performance generally is highly dependent upon the business environment in the suburban metropolitan Chicago market and the United States as a whole. In particular, this environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans. A favorable business environment is generally characterized by economic growth, efficient capital markets, low inflation, high business and investor confidence, strong business earnings, and other factors. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

Overall, during 2008, the business environment has been adverse for many households and businesses in the United States and worldwide. The business environment in the markets in which the Company operates has been adversely affected and continues to deteriorate. It is expected that the business environment in the suburban Chicago metropolitan market, the United States, and worldwide will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could have a material adverse effect on the credit quality of the Company’s loans, and therefore, its financial condition and results of operations.

The Company Is Subject To Interest Rate Risk

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence the amount of interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings. Such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Net Interest Income” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” located elsewhere in this report for further discussion related to the Company’s management of interest rate risk.

The Company Is Subject To Lending Risk

There are inherent risks associated with the Company’s lending activities. These risks include the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those across the United States. Increases in interest rates and/or continuing weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing those loans. Continuing economic weakness on real estate and related markets could further increase the Company’s lending risk as it relates to its commercial real estate loan portfolio and the value of the underlying collateral. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil monetary penalties against the Company.

As of December 31, 2008, 86.1% of the Company’s loan portfolio consisted of commercial and industrial and commercial real estate loans. These types of loans are generally viewed as having more risk of default than consumer loans. These types of loans are also typically larger. Because the Company’s loan portfolio contains a significant number of commercial and industrial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” located elsewhere in this report for further discussion related to commercial and industrial and commercial real estate loans.

The Company’s Reserve For Loan Losses May Be Insufficient

The Company maintains a reserve for loan losses, which is a reserve established through a provision for probable loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The reserve, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the reserve reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the reserve for loan losses inherently involves a high degree of subjectivity and requires the Company to make estimates of significant credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Company’s control, may require an increase in the reserve for loan losses. In addition, bank regulatory agencies periodically review the Company’s reserve for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the reserve for loan losses, the Company will need additional provisions to increase the reserve for loan losses. Any increases in the reserve for loan losses will result in a decrease in net income and capital and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Reserve for Loan Losses” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the reserve for loan losses.

The Company’s Estimate of Fair Values for Its Investments May Not Be Realizable If It Were to Sell These Securities Today

As of December 31, 2008, 99.9% of the Company’s investment securities were carried at fair value. Accounting standards required the Company to categorize these according to fair value valuation hierarchy. Ninety-seven percent of these were categorized in level 2 of the valuation hierarchy (meaning that their fair value was determined by quoted prices for similar assets or other observable inputs). The remaining were categorized as level 3 (meaning that their fair value was determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. The current market disruptions make valuation even more difficult and subjective.

The Company has historically placed a high level of reliance on information obtained from third-party sources to measure fair values. For certain of its securities, the Company uses a structured credit valuation firm to perform cash flow projections using various historical and market inputs. For other securities, third-party sources also use assumptions, judgments, and estimates in determining securities values, and different third parties use different methodologies or provide different prices for similar securities. In addition, the nature of the business of the third party source that is valuing the securities at any given time could impact the valuation of the securities. Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2008, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction.

Turmoil in the Financial Markets Could Result in Lower Fair Values for the Company’s Investment Securities

Major disruptions in the capital markets experienced in the past year have adversely affected investor demand for all classes of securities and resulted in volatility in the fair values of the Company’s investment securities. Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary impairment. Such impairment could have a material adverse effect on the Company’s financial condition and results of operations.

The Company Is Subject To Environmental Liability Risk Associated With Lending Activities

A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and could materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Profitability Depends Significantly On Economic Conditions in the Suburban Metropolitan Chicago Market

Unlike larger national or other regional banks that are more geographically diversified, the Company’s success depends to a large degree on the general economic conditions of the suburban Chicago metropolitan area and, to a lesser extent, other central and western markets in Illinois and contiguous states. The economic conditions in these areas have a significant impact on the demand for the Company’s products and services, the ability of the Company’s customers to repay loans, the value of the collateral securing loans, and the stability of the Company’s deposit funding sources. Although the suburban metropolitan Chicago economy is diversified, it has experienced a decline and is expected to continue to decline for some period. A significant decline in general economic conditions, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Investment in Bank Owned Life Insurance May Decline in Value

The Company currently has bank owned life insurance contracts with a cash surrender value (“CSV”) of $198.5 million. A majority of these contracts are separate account contracts. Such contracts are supported by underlying investments whose fair values are subject to volatility in the market. The Company has limited its risk of loss in value of the securities by putting in place stable value contracts that provide protection from a decline in fair value down to 80% of the CSV of the insurance policies. To the extent fair values on individual contracts fall below 80%, the CSV of specific contracts may be reduced or the underlying assets transferred to short-duration investments, resulting in lower earnings. Given the decline in the market during 2008, the Company transferred certain assets underlying specific separate contracts to money market accounts. Currently, the fair value for all contracts exceeds 80%, but continued turmoil in the market could result in declines that could have a material adverse effect on the Company’s financial condition and results of operations.

The Company May Be Adversely Affected By the Soundness Of Other Financial Institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon liquidation or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

The Company Operates In A Highly Competitive Industry and Market Area

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the markets where the Company operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, further illiquidity in the credit markets, and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance, and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

The Company’s ability to compete successfully depends on a number of factors, including:

—	Developing, maintaining, and building long-term customer relationships;
—	Expanding the Company’s market position;
—	Offering products and services at prices and with the features that meet customers’ needs and demands;
—	Introducing new products and services;
—	Maintaining a satisfactory level of customer service;
—	Anticipating and adjusting to changes in industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability. This, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

New Lines of Business or New Products and Services May Subject the Company to Additional Risks

From time to time, the Company may implement new lines of business or offer new products or services within existing lines of business. There can be substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products or services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company Is Subject To Extensive Government Regulation and Supervision

The Company and the Bank are subject to extensive federal and state regulations and supervision. Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, and the banking system as a whole, not security holders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. It is likely that there will be significant changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector. Changes to statutes, regulations, or regulatory policies, including changes in the interpretation or implementation of those policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil monetary penalties, and/or damage to the Company’s reputation, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1, “Business,” and Note 19 of “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data,” which are located elsewhere in this report.

Recent Legislative and Regulatory Actions Taken to Stabilize the U.S. Banking System and Additional Actions Being Considered May Not Succeed Or May Disadvantage the Company

In response to the recent financial market crisis, the United States government, specifically the Treasury, Federal Reserve, and FDIC, working in cooperation with foreign governments and other central banks, has taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including measures available under the EESA. The EESA followed, and has been followed by, numerous actions by the Federal Reserve, U.S. Congress, Treasury, FDIC, SEC, and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. However, there can be no assurance as to the actual impact the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced by some institutions, and they may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, the Company’s business, financial condition, and results of operations could be materially and adversely affected.

The Treasury is currently developing additional programs to further alleviate the ongoing financial crisis. There can be no assurance that the Company will be able to participate in future programs. If the Company is unable to participate, it may have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Information Systems May Experience an Interruption or Breach in Security

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan, or other systems. The Company has policies and procedures expressly designed to prevent or limit the effect of a failure, interruption, or security breach of its systems. However, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that the impact will not be substantial. The occurrence of any failures, interruptions, or security breaches of the Company’s systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company Is Dependent Upon Outside Third Parties for Processing and Handling of Company Records and Data

The Company relies on software developed by third party vendors to process various Company transactions. In some cases, the Company has contracted with third parties to run its proprietary software on behalf of the Company. These systems include, but are not limited to, general ledger, payroll, employee benefits, trust record keeping, loan processing, merchant processing, and securities portfolio management. While the Company performs a review of controls instituted by the vendor over these programs in accordance with industry standards and performs its own testing of user controls, the Company must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. In addition, the Company maintains backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, the Company may incur a temporary disruption in its ability to conduct its business or process its transactions, or incur damage to its reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or breach of security may have a material adverse effect on the Company’s financial condition and results of operations.

The Company Continually Encounters Technological Change

The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that enhance customer convenience and that create additional efficiencies in the Company’s operations. Many of the Company’s competitors have greater resources to invest in technological improvements, and the Company may not effectively implement new technology-driven products and services or do so as quickly, which could reduce its ability to effectively compete. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on the Company’s business and, in turn, its financial condition and results of operations.

The Company Is Subject to Claims and Litigation Pertaining to Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal action are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Consumers and Businesses May Decide Not to Use Banks to Complete Their Financial Transactions

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. This could result in the loss of fee income as well as the loss of customer deposits and income generated from those deposits and could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Financial Services Companies Depend Upon the Accuracy and Completeness of Information About Customers and Counterparties

In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse effect on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company and Its Subsidiaries Are Subject to Examinations and Challenges by Taxing Authorities

In the normal course of business, the Company and its subsidiaries are routinely subjected to examinations and challenges from federal and state taxing authorities regarding the amount of taxes due in connection with investments made and the businesses in which it has engaged. Federal and state taxing authorities have recently become increasingly aggressive in challenging tax positions taken by financial institutions, including positions that have been taken by the Company. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property, or income tax issues, including tax base, apportionment, and tax planning. The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are not resolved in the Company’s favor, they could have a material adverse effect on the Company’s financial condition and results of operations.

The Company and Its Subsidiaries Are Subject to Changes in Federal and State Tax Laws and Changes in Interpretation of Existing Laws

The Company’s financial performance is impacted by federal and state tax laws. Given the current economic environment, new presidential administration, and ongoing state budgetary pressures, the enactment of new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on the Company’s financial condition and results of operations.

The Company and Its Subsidiaries Are Subject to Changes in Accounting Principles, Policies, or Guidelines

The Company’s financial performance is impacted by accounting principles, policies, and guidelines. Changes in these are continuously occurring, and given the current economic environment, more drastic changes may occur. The implementation of such changes could have a material adverse effect on the Company’s financial condition and results of operations.

The Company May Not Be Able to Attract and Retain Skilled People

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities the Company engages in can be intense, and the Company may not be able to hire people or retain them.

Participation in the CPP could also affect the Company’s ability to attract and retain key people. Due to the Company’s participation in the CPP, the Company is subject to executive compensation limitations, which may not apply to other financial institutions.

The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

The Company Is a Bank Holding Company and Its Sources of Funds Are Limited

The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Company is derived primarily from dividends received from the Bank. The Company’s ability to receive dividends or loans from its subsidiaries is restricted. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, the Company’s right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank’s creditors, including depositors, which will take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2008, the Company’s subsidiaries had deposits and other liabilities of $7.6 billion.

The Company Could Experience an Unexpected Inability to Obtain Needed Liquidity

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The Company seeks to ensure its funding needs are met by maintaining a level of liquidity through asset/liability management. If the Company becomes unable to obtain funds when needed, it could have a material adverse effect on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Severe Weather, Natural Disasters, Acts of War or Terrorism and Other External Events Could Significantly Impact the Company’s Business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, reduce the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Future Acquisitions May Disrupt the Company’s Business and Dilute Stockholder Value

In addition to generating internal growth, in the past the Company has strategically acquired banks or branches of other banks. The Company may consider future acquisitions to supplement internal growth opportunities. Acquiring other banks or branches involves potential risks, including:

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

The Company from time to time may evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Company’s financial condition and results of operations.

Competition for Acquisition Candidates Is Intense

Competition for acquisitions is intense. Numerous potential acquirors compete with the Company for acquisition candidates. The Company may not be able to successfully identify and acquire suitable targets, which could slow the Company’s growth rate.

Decline In the Company’s Stock Price Below Tangible Book Value Could Require a Write-down of Some Portion or All of the Company’s Goodwill

If the Company’s stock price declines and remains below its tangible book value for an extended period of time, the Company could be required to write off all or a portion of its goodwill, which represents the value in excess of the Company’s tangible book value. Such write off would reduce earnings in the period in which it is recorded. The Company’s stock price is subject to market conditions that can be impacted by forces outside of the control of management, such as a perceived weakness in financial institutions in general, and may not be a direct result of the Company’s performance. A write-down of goodwill could have a material adverse effect on the Company’s results of operations.

Future Growth or Operating Results May Require the Company to Raise Additional Capital But that Capital May Not Be Available or It May Be Dilutive

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. To the extent the Company’s future operating results erode capital or the Company elects to expand through loan growth or acquisition it may be required to raise capital.

The Company’s ability to raise capital will depend on conditions in the capital markets, which are outside of its control, and on the Company’s financial performance. Accordingly, the Company cannot be assured of its ability to raise capital when needed or on favorable terms. If the Company cannot raise additional capital when needed, it will be subject to increased regulatory supervision and the imposition of restrictions on its growth and business. These could negatively impact the Company’s ability to operate or further expand its operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on its financial condition and results of operations.

Any Reduction in the Company’s Credit Ratings Could Increase Its Financing Costs

Various rating agencies publish credit ratings for the Company’s debt obligations, based on their evaluations of a number of factors, some of which relate to Company performance and some which relate to general industry conditions. Management routinely communicates with each rating agency and anticipates the rating agencies will closely monitor the Company’s performance and update their ratings from time to time during the year.

The Company cannot give any assurance that its current credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Downgrades in the Company’s credit ratings may adversely affect its borrowing costs and its ability to borrow or raise capital, and may adversely affect the Company’s reputation. The Company currently is rated “BBB+” by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc., “A3” by Moody’s Investors Service, Inc., and “BBB+” by Fitch, Inc.

Risks Associated With the Company’s Common Stock

The Company’s Stock Price Can Be Volatile

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including:

—	Actual or anticipated variations in quarterly results of operations;
—	Recommendations by securities analysts;
—	Operating and stock price performance of other companies that investors deem comparable to the Company;

—	News reports relating to trends, concerns, and other issues in the financial services industry;
—	Perceptions in the marketplace regarding the Company and/or its competitors;
—	New technology used or services offered by competitors;
—	Significant acquisitions or business combinations, strategic partnerships, joint venture, or capital commitments by or involving the Company or its competitors;
—	Failure to integrate acquisitions or realize anticipated benefits from acquisitions;
—	Changes in government regulations;
—	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause the Company’s stock price to decrease regardless of operating results.

The Trading Volume In the Company’s Common Stock Is Less Than That Of Other Larger Financial Services Institutions

Although the Company’s common stock is listed for trading on the Nasdaq Stock Market Exchange, the trading volume in its common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales could cause the Company’s common stock price to fall.

An Investment In the Company’s Common Stock Is Not An Insured Deposit

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you could lose some or all of your investment.

The Company’s Restated Certificate of Incorporation, Amended and Restated By-Laws, and Amended and Restated Rights Agreement As Well As Certain Banking Laws May Have An Anti-Takeover Effect

Provisions of the Company’s Restated Certificate of Incorporation and Amended and Restated By-laws, federal banking laws, including regulatory approval requirements, and the Company’s Amended and Restated Rights Plan could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial by the Company’s stockholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

The Company May Issue Additional Securities, Which Could Dilute the Ownership Percentage of Holders of the Company’s Common Stock

The Company may issue additional securities to raise additional capital or finance acquisitions or upon the exercise or conversion of outstanding options, and, if it does, the ownership percentage of holders of the Company’s common stock could be diluted.

The Company’s Participation in the CPP May Adversely Affect the Value of its Common Stock and the Rights of its Common Stockholders

The rights of the holders of the Company’s common stock may be adversely affected by the Company’s participation in the CPP. For example:

—

Prior to the earlier of December 5, 2011 and the date on which all of the Preferred Shares have been redeemed by the Company or transferred by Treasury to third parties, the Company may not, without the consent of Treasury, subject to limited exceptions, redeem, repurchase, or otherwise acquire shares of the Company’s common stock or preferred stock.

—

The Company may not pay dividends on its common stock unless it has fully paid all required dividends on the Preferred Shares. Although the Company fully expects to be able to pay all required dividends on the Preferred Shares, there is no guarantee that it will be able to do so.

—

As long as the Treasury owns the securities purchased from the Company under the CPP, the Company may not, without the prior consent of the Treasury, increase the quarterly dividends it pays on its common stock above $0.31 per share.

—	The Preferred Shares will receive preferential treatment in the event of liquidation, dissolution, or winding up of the Company.
—

The ownership interest of the existing holders of the Company’s common stock will be diluted to the extent the warrant the Company issued to Treasury in conjunction with the sale to Treasury of the Preferred Shares is exercised.

In addition, terms of the Preferred Shares require that quarterly dividends be paid on the Preferred Shares at the rate of 5% per annum for the first five years and 9% per annum thereafter until the stock is redeemed by First Midwest. The payments of these dividends will decrease the excess cash the Company otherwise has available to pay dividends on its common stock and to use for general corporate purposes, including working capital.

The Company has not established a minimum dividend payment level, and it cannot assure you of its ability to pay dividends in future.

The Company has not established a minimum dividend payment level, and the amount of its dividend may fluctuate. All dividends will be made at the discretion of the Company’s Board of Directors and will depend upon the Company’s earnings, financial condition, and such other factors as the Board of Directors may deem relevant from time to time. The Company’s Board of Directors may change its dividend policy in the future.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The executive offices of the Company, the Bank, and certain subsidiary operational facilities are located in a 16-story office building in Itasca, Illinois. The Company and the Bank currently occupy 60,933 square feet of that building, which is leased from an unaffiliated third party.

As of December 31, 2008, the Bank operated through 97 bank branches, one operational facility, and one dedicated lending office. Of these, 25 are leased and the remaining 74 are owned and not subject to any material liens. The banking offices are largely located in various communities throughout northern Illinois and northwestern Indiana, primarily the Chicago metropolitan suburban area. At certain Bank locations, excess space is leased to third parties. The Bank also owns 129 automated teller machines (“ATMs”), some of which are housed at banking locations and some of which are independently located. In addition, the Company owns other real property that, when considered individually or in the aggregate, is not material to the Company’s financial position.

The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information with respect to premises and equipment is presented in Note 6 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

There are certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at December 31, 2008. Based on presently available information, the Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of stockholders during the fourth quarter of 2008.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS, AND

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded under the symbol “FMBI” in the Nasdaq Global Select market tier of The Nasdaq Stock Market. As of December 31, 2008, there were approximately 11,500 stockholders. The following table sets forth the closing common stock price, dividends declared per share, and book value per share during each quarter of 2008 and 2007.

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$28.97	$40.09	$29.36	$31.98	$36.50	$36.62	$38.17	$39.31
Low	$13.65	$13.56	$18.65	$24.38	$29.67	$31.87	$34.82	$36.00
Quarter-end	$19.97	$24.24	$18.65	$27.77	$30.60	$34.16	$35.51	$36.75
Cash dividends declared per share	$0.225	$0.310	$0.310	$0.310	$0.310	$0.295	$0.295	$0.295
Dividend yield at quarter-end (1)	4.51%	5.12%	6.65%	4.47%	4.05%	3.45%	3.32%	3.21%
Book value per common share at quarter-end	$14.72	$14.80	$14.90	$15.20	$14.94	$14.94	$14.97	$15.16

(1)	Ratios are presented on an annualized basis.

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

Equity Compensation Plans

The following table sets forth information, as of December 31, 2008, relating to equity compensation plans of the Company pursuant to which options, restricted stock, restricted stock units, or other rights to acquire shares may be granted from time to time.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders (1)	2,816,437	$31.53	790,212
Not approved by security holders (2)	5,055	17.86	-

Total	2,821,492	$31.51	790,212

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

The Nonqualified Retirement Plan (the “Plan”) is a defined contribution deferred compensation plan under which participants are credited with deferred compensation equal to contributions and benefits that would have accrued to the participant under the Company’s tax-qualified plans, but for limitations under the Internal Revenue Code, and to amounts of salary and annual bonus that the participant has elected to defer. Participant accounts are deemed to be invested in separate investment accounts under the plan, with similar investment alternatives as those available under the Company’s tax-qualified savings and profit sharing plan, including an investment account deemed invested in shares of Company common stock. The accounts are adjusted to reflect the investment return related to such deemed investments. Except for the 5,055 shares set forth in the table above, all amounts credited under the Plan are paid in cash.

Stock Performance Graph

The graph below illustrates, over a five-year period, the cumulative total return (defined as stock price appreciation or depreciation and dividends) to stockholders from the common stock against a broad-market total return equity index and a published industry total return equity index. The broad-market total return equity index used in this comparison is the Standard & Poor’s 500 Stock Index (the “S&P 500”), and the published industry total return equity index used in this comparison is the Standard & Poor’s SmallCap 600 Banks Index (“S&P SmallCap 600 Banks”).

Comparison of Five-Year Cumulative Total Return Among

First Midwest, the S&P 500, and the S&P SmallCap 600 Banks (1)

	2003	2004	2005	2006	2007	2008
First Midwest	100.00	114.81	114.15	129.78	106.32	72.90
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
S&P SmallCap 600 Banks	100.00	123.41	113.90	125.43	86.05	65.04

(1)	Assumes $100 invested on December 31, 2003 in First Midwest’s Common Stock, the S&P 500, and the S&P SmallCap 600 Banks with the reinvestment of all related dividends.

To the extent this Form 10-K is incorporated by reference into any other filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, the foregoing “Stock Performance Graph” will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

The following table summarizes purchases made by the Company or on its behalf, or by any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of its common stock during the quarter ended December 31, 2008 pursuant to a repurchase program approved by the Company’s Board of Directors on November 27, 2007. Up to 2.5 million shares of the Company’s common stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of December 31, 2008. The repurchase program has no set expiration or termination date. Any repurchases are subject to limitations imposed as part of the CPP program under the EESA described elsewhere in this report.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1 - October 31, 2008	-	$-	-	2,494,747
November 1 - November 30, 2008	129	25.13	-	2,494,747
December 1 - December 31, 2008	-	-	-	2,494,747

Total	129	$25.13	-

(1)

Consists of shares acquired pursuant to the Company’s share-based compensation plans. Under the terms of these plans, the Company accepts shares of common stock from option holders if they elect to surrender previously-owned shares upon exercise to cover the exercise price of the stock options or, in the case of restricted shares of common stock, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares.

For further details regarding the Company’s stock repurchase programs, refer to the section titled “Management of Capital” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for each of the five years in the period ended December 31, 2008 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the factors affecting the Company’s financial condition and operating results is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

	Years ended December 31,
	2008	2007	2006	2005	2004
Operating Results (Amounts in thousands)
Interest income	$409,207	$476,961	$476,409	$366,700	$315,342
Interest expense	162,610	236,832	224,550	130,850	86,478

Net interest income	246,597	240,129	251,859	235,850	228,864
Noninterest income	89,618	111,054	99,014	77,927	73,812
Write-down of bank-owned life insurance included in noninterest income (1)	10,360	-	-	-	-
Noninterest expense	(194,305)	(199,137)	(192,615)	(165,703)	(163,338)

Pre-tax earnings, excluding provision for loan losses and market-related losses (2)	152,270	152,046	158,258	148,074	139,338
Provision for loan losses	(70,254)	(7,233)	(10,229)	(8,930)	(12,923)
Gains (losses) on securities sales, net	8,903	(746)	4,269	(3,315)	13,622
Securities impairment losses	(44,514)	(50,055)	-	-	(5,400)
Write-down of bank-owned life insurance	(10,360)	-	-	-	-
Losses on early extinguishment of debt	-	-	-	-	(2,653)
Income tax benefit (expense)	13,291	(13,853)	(35,052)	(34,452)	(32,848)

Net income	49,336	80,159	117,246	101,377	99,136
Preferred dividends	(712)	-	-	-	-

Net income applicable to common shares	$48,624	$80,159	$117,246	$101,377	$99,136

Weighted-average common shares outstanding	48,462	49,295	49,102	45,567	46,469
Weighted-average diluted common shares outstanding	48,565	49,622	49,469	45,893	46,860
Per Share Data
Basic earnings per common share	$1.00	$1.63	$2.39	$2.22	$2.13
Diluted earnings per common share	1.00	1.62	2.37	2.21	2.12
Common dividends declared	1.155	1.195	1.120	1.015	0.900
Book value at year end	14.72	14.94	15.01	11.99	11.55
Market price at year end	19.97	30.60	38.68	35.06	36.29
Performance Ratios
Return on average common equity	6.48%	10.69%	16.87%	18.83%	18.68%
Return on average assets	0.59%	0.99%	1.42%	1.44%	1.45%
Net interest margin - tax-equivalent	3.61%	3.58%	3.67%	3.87%	3.91%
Dividend payout ratio	115.50%	73.77%	47.26%	45.93%	42.45%

Balance Sheet Highlights (Dollar amounts in thousands)	As of December 31,
	2008	2007	2006	2005	2004
Total assets	$8,528,341	$8,091,518	$8,441,526	$7,210,151	$6,863,381
Loans	5,360,063	4,963,672	5,008,944	4,306,191	4,135,278
Deposits	5,585,754	5,778,861	6,167,216	5,147,832	4,905,378
Subordinated debt	232,409	230,082	228,674	130,092	129,294
Long-term portion of Federal Home Loan Bank advances	736	136,064	14,660	13,519	36,743
Stockholders’ equity	908,279	723,975	751,014	544,068	532,038
Financial Ratios
Reserve for loan losses as a percent of loans	1.75%	1.25%	1.25%	1.31%	1.37%
Tier 1 capital to risk-weighted assets	11.60%	9.03%	9.56%	10.72%	10.45%
Total capital to risk-weighted assets	14.36%	11.58%	12.16%	11.76%	11.52%
Tier 1 leverage to average assets	9.41%	7.46%	7.29%	8.16%	8.16%
Tangible common equity to tangible assets	5.23%	5.58%	5.62%	6.30%	6.43%

(1)

For a further discussion of this write-down and the Company’s investment in bank owned life insurance, see the section titled “Investment in Bank Owned Life Insurance” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

(2)

The company’s accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”) and general practice within the banking industry. As a supplement to GAAP, the Company has provided this non-GAAP performance result. The Company believes that this non-GAAP financial measure is useful because it allows investors to assess the Company’s operating performance. Although this non-GAAP financial measure is intended to enhance investors’ understanding of the Company’s business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the years 2006 through 2008 and Consolidated Statements of Financial Condition as of December 31, 2007 and 2008. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, First Midwest Bank. The discussion is designed to provide stockholders with a comprehensive review of the operating results and financial condition and should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

A condensed review of operations for the fourth quarter of 2008 is included herein in the section titled “Fourth Quarter 2008 vs. 2007.” The review provides an analysis of the quarterly earnings performance for the fourth quarter of 2008 compared to the same period in 2007.

Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

PERFORMANCE OVERVIEW

General Overview

Our banking network provides a full range of business and retail banking and trust and advisory services through 97 banking branches, one operational facility, and one dedicated lending office primarily in suburban metropolitan Chicago. The primary sources of our revenue are net interest income and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, consumer confidence, and competitive conditions within the marketplace.

2008 Compared with 2007

Our net income was $49.3 million for 2008 compared to $80.2 million for 2007 and earnings of $1.00 per diluted common share for 2008, as compared to $1.62 per diluted common share for 2007. Return on average assets was 0.59% for 2008 compared to 0.99% for 2007. Return on average common equity was 6.48% for 2008 compared to 10.69% for 2007.

Performance for 2008 was adversely impacted by higher loan loss provisions and securities-related losses, stemming from continued economic weakness, which were partially offset by the recognition of certain nonrecurring tax benefits. Income before taxes totaled $36.0 million for 2008, as compared to $94.0 million for 2007, with the difference largely due to higher provision for loan losses. Provision for loan losses for 2008 was $70.3 million as contrasted to $7.2 million in 2007, with the increase primarily due to deterioration in the Company’s residential land and development portfolio. For a discussion of the Company’s loan portfolio and credit quality, see the section titled “Loan Portfolio and Credit Quality” elsewhere in this report. In addition, we recognized net securities impairment losses of $44.5 million in 2008 compared to $50.1 million in 2007. For a discussion of net securities losses, see the section titled “Investment Portfolio Management.” Excluding the provision for loan losses and market-related losses, income before taxes for both 2008 and 2007 was $152 million.

Average core transactional deposits for 2008 were $3.6 billion, relatively unchanged from 2007. The Company’s ability to fund its lending activity predominantly with core customer deposits provides a long-term competitive advantage given the volatility in the cost and availability of wholesale funds.

Outstanding loans totaled $5.4 billion as of December 31, 2008, an increase of 8.0% from December 31, 2007, with the increase due primarily to growth in the commercial real estate and commercial and industrial loan categories.

Non-accrual loans at December 31, 2008 were $127.8 million, or 2.38% of total loans, compared to $18.5 million, or 0.37% of total loans, at December 31, 2007, with residential land and development loans accounting for $97.1 million of the total. Loans 90 days past due and still accruing totaled $37.0 million, an increase of $15.9 million from the prior year, and foreclosed real estate totaled $24.4 million, an increase of $18.3 million from the prior year.

In response to the impact of continuing economic weakness on real estate and related markets, we increased our reserve for loan losses to $93.9 million as of December 31, 2008, up $32.1 million from December 31, 2007. The reserve for loan losses represented 1.75% of total loans outstanding at December 31, 2008 compared to 1.25% at December 31, 2007. Provision for losses for 2008 totaled $70.3 million and exceeded net charge-offs by $32.1 million.

Net interest margin for 2008 was 3.61% for 2008 compared to 3.58% for 2007 as the Company was able to more than offset declines in asset yields with reductions in its cost of funds.

Fee-based revenues, which comprise the majority of noninterest income, were $95.1 million for full year 2008, down 3.8% from 2007. Excluding certain services the Company discontinued in late 2007 from both years, fee-based revenues declined 1% from 2007, due primarily to lower trust revenue and lower retail sales of investment products.

Noninterest expense for 2008 declined 2.4% from 2007 due primarily to a reduction in salary and benefit costs. Over the past two years the Company has reduced its staffing by 4.4%, or 83 full-time equivalents.

The Company recognized significant federal and state tax benefits due to favorable court rulings and results of examinations related to prior years. These benefits, coupled with the increase in tax-exempt income as a percent of total income in 2008, resulted in a net tax benefit for 2008 of $13.3 million.

2007 Compared with 2006

Net income for 2007 was $80.2 million, which included a $32.5 million after-tax charge to earnings associated with an impairment of the Company’s asset-backed collateralized debt securities portfolio. This compared to net income of $117.2 million for 2006. Our earnings per diluted common share was $1.62 for 2007 compared to $2.37 per diluted common share for 2006. The impairment charge reduced 2007 diluted earnings per share by $0.65. Return on average equity was 10.7% for 2007 and 16.9% for 2006. Return on average assets was 0.99% for 2007 and 1.42% for 2006. For additional discussion regarding the impairment charge, refer to the section titled “Investment Portfolio Management.”

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

Our total loans outstanding declined $45.3 million from December 31, 2006 to December 31, 2007. The decline reflects the combined impact of the payoff of loan participations purchased as part of a 2006 bank acquisition, rapid prepayment of multi-family loan portfolios during the first half of 2007, and the continued paydown of our indirect auto loan portfolio.

Total average deposits were $5.9 billion for both 2007 and 2006. Declines in average time deposits were substantially offset by increases in average transaction deposits. Average transaction deposits increased $72.0 million from 2006, primarily due to growth in savings deposits.

Charge-offs as a percentage of average loans were 0.16% in 2007 compared to 0.21% in 2006. As of December 31, 2007, the reserve for loan losses stood at 1.25% of total loans, unchanged from December 31, 2006 and was 330% of non-performing loans.

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

Noninterest income, excluding securities gains and losses, increased 12.2% in 2007 compared to 2006. Fee-based revenues, which comprise the majority of noninterest income, increased 12.0%. While increases occurred in most fee categories, the growth for 2007 was primarily due to increases in service charges on deposit accounts, card-based fees, and trust and investment advisory fees.

Noninterest expense was well controlled as reflected by year-over-year growth of 3.4%. Noninterest expense for 2007 included a severance charge of $621,000 related to certain staff reductions initiated in the fourth quarter and a $299,000 charge related to our share of claims from litigation brought by others against VISA, Inc.

In the third quarter of 2007, the State of Illinois passed tax legislation that, in the short term, provided certain tax benefits that we recognized in the second half of 2007. The benefits increased net income by $2.9 million in 2007.

Management’s Outlook

Performance for 2008 reflected strong operating performance offset by increased credit- related costs stemming from prolonged and significant weakness in the economy, particularly in the residential housing markets. Over the course of 2008, we worked to prepare ourselves for the demands of this environment by increasing our loan loss reserves, adding to our capital through the issuance of preferred securities and reducing our dividend, as well as expanding our credit remediation resources and reducing our operating costs.

As we enter 2009, continuing weakness in the economy and the residential housing market is expected to further strain all loan portfolio categories, but particularly those supported by real estate. Response by the federal government in the form of both legislative action and stimulus designed to stabilize the economy have been substantial and unprecedented and continue to evolve.

In such an environment, it our belief that our strong core operating performance, coupled with a solid capital base, leaves us positioned to better navigate the uncertainty of the times, meet the needs of our clients and communities, and benefit from future recovery in the market place. In addition, similar to 2008, our focus will remain on tight control of our operating costs and proactive management of our balance sheet as well as all aspects of our capital plans.

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

Table 1

Effect of Tax-Equivalent Adjustment

(Dollar amounts in thousands)

	Years Ended December 31,			% Change
	2008	2007	2006	2008-2007	2007-2006
Net interest income (GAAP)	$246,597	$240,129	$251,859	2.7	(4.7)
Tax-equivalent adjustment	22,225	20,906	23,551	6.3	(11.2)

Tax-equivalent net interest income	$268,822	$261,035	$275,410	3.0	(5.2)

Table 2 summarizes changes in our average interest-earning assets and interest-bearing liabilities over the last three years as well as interest income and interest expense related to each category of assets and funding sources and the average interest rates earned and paid on each. The table also shows the trend in net interest margin on a quarterly basis for 2008 and 2007, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. Table 3 details increases in income and expense for each of the major categories of interest-earning assets and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 1 above.

Net interest margin for 2008 was 3.61% compared to 3.58% for 2007. The net interest margins for both years, as well as the increase from 2007, reflect our strong core deposit base and our ability to effectively manage our cost of funds.

From 2007 to 2008, the yield received on our average interest-earning assets declined 102 basis points while our cost of funds declined 126 basis points. With approximately one-half of our loan portfolio tied to floating indices, the 400 basis-point decline in the Federal Reserve’s federal funds rate during 2008 caused a decline of 151 basis points in average loan yields from 2007. The increase in non-accrual loans from 2007 to 2008 also negatively impacted the yield by six basis points. This negative impact was offset by a shift from time deposits to less expensive wholesale borrowings, including federal term auction facilities, a widening of loan spreads, and expanded earnings spreads on our predominately fixed-rate investment portfolio as interest rates fell.

We continue to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-K.

Table 2

Net Interest Income and Margin Analysis

(Dollar amounts in thousands)

	2008			2007			2006
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets:
Interest-bearing deposits with banks	$3,399	$52	1.53	$7,550	$383	5.07	$5,804	$252	4.34
Federal funds sold and securities purchased under agreements to resell	14,672	166	1.13	3,011	173	5.75	1,067	71	6.65
Mortgages held for sale	37	3	8.11	2,940	171	5.82	4,021	238	5.92
Securities:
Trading - taxable	17,202	289	1.68	17,006	360	2.12	-	-	-
Available-for-sale - taxable	1,171,264	61,844	5.28	1,268,389	66,788	5.27	1,456,220	73,600	5.05
Available-for-sale - nontaxable (1)	936,933	57,344	6.12	906,905	54,755	6.04	998,727	63,112	6.32
Held-to-maturity - taxable	7,670	341	4.45	9,450	422	4.47	9,848	429	4.36
Held-to-maturity - nontaxable (1)	84,718	5,879	6.94	88,099	6,159	6.99	91,046	6,231	6.84

Total securities	2,217,787	125,697	5.67	2,289,849	128,484	5.61	2,555,841	143,372	5.61
Federal Home Loan Bank and Federal Reserve Bank stock	54,767	1,318	2.41	54,774	2,034	3.71	59,056	2,363	4.00
Loans (1)(2):
Commercial and industrial	1,435,525	85,319	5.94	1,379,007	104,968	7.61	1,353,337	99,495	7.35
Agricultural	176,378	8,822	5.00	166,647	11,721	7.03	143,865	9,970	6.93
Commercial real estate	2,775,847	165,121	5.95	2,592,170	192,003	7.41	2,442,731	179,777	7.36
Consumer	547,965	31,771	5.80	596,885	44,978	7.54	702,269	50,820	7.24
Real estate - 1-4 family	214,164	13,163	6.15	208,770	12,952	6.20	227,158	13,602	5.99

Total loans	5,149,879	304,196	5.91	4,943,479	366,622	7.42	4,869,360	353,664	7.26

Total interest-earning assets (1)(2)	7,440,541	431,432	5.80	7,301,603	497,867	6.82	7,495,149	499,960	6.67

Cash and due from banks	136,547			152,057			165,324
Reserve for loan losses	(66,378)			(62,227)			(61,184)
Other assets	714,730			699,900			656,475

Total assets	$8,225,440			$8,091,333			$8,255,764

Liabilities and Stockholders’ Equity:
Savings deposits	$792,524	7,148	0.90	$754,009	11,844	1.57	$653,321	5,116	0.78
NOW accounts	935,429	9,637	1.03	900,956	14,536	1.61	924,539	13,102	1.42
Money market deposits	787,218	13,220	1.68	859,864	28,469	3.31	867,775	27,418	3.16

Total interest-bearing transactional deposits	2,515,171	30,005	1.19	2,514,829	54,849	2.18	2,445,635	45,636	1.87
Time deposits	2,172,379	80,617	3.71	2,319,902	111,418	4.80	2,429,902	102,482	4.22

Total interest-bearing deposits	4,687,550	110,622	2.36	4,834,731	166,267	3.44	4,875,537	148,118	3.04
Borrowed funds	1,438,908	37,192	2.58	1,131,700	55,540	4.91	1,339,826	62,974	4.70
Subordinated debt	231,961	14,796	6.38	227,756	15,025	6.60	206,449	13,458	6.52

Total interest-bearing liabilities	6,358,419	162,610	2.56	6,194,187	236,832	3.82	6,421,812	224,550	3.50

Demand deposits	1,043,972			1,055,251			1,052,413
Other liabilities	58,318			91,784			86,519
Stockholders’ equity	764,731			750,111			695,020

Total liabilities and stockholders’ equity	$8,225,440			$8,091,333			$8,255,764

Net interest income/margin (1)		$268,822	3.61		$261,035	3.58		$275,410	3.67

Quarterly Net Interest Margin Trend

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets	5.43%	5.69%	5.81%	6.29%	6.67%	6.91%	6.86%	6.83%
Rates paid on interest-bearing liabilities	2.03%	2.40%	2.61%	3.23%	3.71%	3.86%	3.84%	3.88%
Net interest margin (1)	3.71%	3.63%	3.58%	3.53%	3.53%	3.63%	3.61%	3.53%

(1)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(2)

Loans on a non-accrual basis for the recognition of interest income totaled $127.8 million as of December 31, 2008, $18.4 million as of December 31, 2007, and $16.2 million as of December 31, 2006 and are included in loans for purposes of this analysis.

Table 3

Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)

(Dollar amounts in thousands)

	2008 compared to 2007			2007 compared to 2006
	Volume	Rate	Total	Volume	Rate	Total
Interest-bearing deposits with banks	$(146)	$(185)	$(331)	$84	$47	$131
Federal funds sold and securities purchased under agreements to resell	(9)	2	(7)	111	(9)	102
Mortgages held for sale	(278)	110	(168)	(63)	(4)	(67)
Securities:
Trading - taxable	4	(75)	(71)	360	-	360
Available-for-sale - taxable	(5,129)	185	(4,944)	(9,979)	3,167	(6,812)
Available-for-sale - nontaxable (2)	1,831	758	2,589	(5,628)	(2,729)	(8,357)
Held-to-maturity - taxable	(79)	(2)	(81)	(20)	13	(7)
Held-to-maturity - nontaxable (2)	(235)	(45)	(280)	(214)	142	(72)

Total securities	(3,608)	821	(2,787)	(15,481)	593	(14,888)
Federal Home Loan Bank and Federal Reserve Bank stock	-	(716)	(716)	(165)	(164)	(329)
Loans (2):
Commercial and industrial	4,519	(24,168)	(19,649)	1,910	3,563	5,473
Agricultural	734	(3,633)	(2,899)	1,600	151	1,751
Commercial real estate	15,111	(41,993)	(26,882)	11,480	746	12,226
Consumer	(3,463)	(9,744)	(13,207)	(8,061)	2,219	(5,842)
Real estate - 1-4 family	330	(119)	211	(1,173)	523	(650)

Total loans	17,231	(79,657)	(62,426)	5,756	7,202	12,958

Total interest income (2)	13,190	(79,625)	(66,435)	(9,758)	7,665	(2,093)

Savings deposits	640	(5,336)	(4,696)	893	5,835	6,728
NOW accounts	580	(5,479)	(4,899)	(324)	1,758	1,434
Money market deposits	(2,232)	(13,017)	(15,249)	(247)	1,298	1,051

Total interest-bearing transactional deposits	(1,012)	(23,832)	(24,844)	322	8,891	9,213
Time deposits	(6,733)	(24,068)	(30,801)	(4,327)	13,263	8,936

Total interest-bearing deposits	(7,745)	(47,900)	(55,645)	(4,005)	22,154	18,149
Borrowed funds	24,673	(43,021)	(18,348)	(10,386)	2,952	(7,434)
Subordinated debt	288	(517)	(229)	1,404	163	1,567

Total interest expense	17,216	(91,438)	(74,222)	(12,987)	25,269	12,282

Net interest income (2)	$(4,026)	$11,813	$7,787	$3,229	$(17,604)	$(14,375)

(1)

For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

As shown in Table 3, 2008 tax-equivalent net interest income increased $7.8 million compared to 2007 following a decline of $14.4 million from 2006 to 2007. This was the result of a decrease in interest expense more than offsetting a decrease in interest income.

As shown in Table 3, tax equivalent interest income declined $66.4 million for 2008 compared to 2007. The increase in interest-earning assets increased interest income by $13.2 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $79.6 million. Interest expense for 2008 declined $74.2 million compared to 2007. The increase in interest-bearing liabilities increased interest expense by $17.2 million, but the shift from time deposits to less expensive wholesale borrowing, coupled with an overall decrease in the average rate paid on interest-bearing liabilities reduced interest expense by $91.4 million.

In late 2006 and early 2007, we took advantage of the inverted yield curve to sell long-term securities at a gain and used the proceeds to pay down short-term borrowings. During that same period, we experienced payoffs of loan participations purchased as part of a 2006 bank acquisition and rapid prepayment of multi-family loan portfolios. These events accounted for the decline in average interest-earning assets and the resulting $9.8 million decline in interest income. This decline was offset by an increase in the average yield earned on interest-earning assets that generated $7.7 million of additional interest income. Conversely, the decline in interest-bearing liabilities reduced interest expense by $13.0 million but was more than offset by a $25.3 million increase attributable to higher interest rates paid on interest-bearing liabilities.

If interest rates remain at current levels, the Company’s net interest margin performance in 2009 will depend, to a large extent, on its ability to maintain transactional deposits, reduce the cost of time deposits, and access other funding sources and my be adversely impacted by the level of loans placed on non-accrual.

Noninterest Income

Table 4

Noninterest Income Analysis

(Dollar amounts in thousands)

	Years ended December 31,			% Change
	2008	2007	2006	2008-2007	2007-2006
Service charges on deposit accounts	$44,987	$45,015	$40,036	(0.1)	12.4
Trust and investment advisory fees	15,130	15,701	14,269	(3.6)	10.0
Other service charges, commissions, and fees	18,846	22,183	20,135	(15.0)	10.2
Card-based fees (1)	16,143	15,925	13,777	1.4	15.6

Subtotal fee-based revenues	95,106	98,824	88,217	(3.8)	12.0
Bank owned life insurance (“BOLI”) (2)	(2,369)	8,033	7,616	(129.5)	5.5
Other (3)	2,819	3,078	2,619	(8.4)	17.5

Subtotal operating revenues	95,556	109,935	98,452	(13.1)	11.7
Trading (losses) gains, net (4)	(5,938)	1,119	562	(630.7)	99.1
Gains (losses) on securities sales, net	8,903	(746)	4,269	(1,293.4)	(117.5)
Securities impairment losses	(44,514)	(50,055)	-	(11.1)	-

Total noninterest income	$54,007	$60,253	$103,283	(10.4)	(41.7)

(1)

Card-based fees consist of debit and credit card interchange fees charged for processing signature-based transactions as well as various fees charged on both customer and non-customer automated teller machine (“ATM”) and point-of-sale transactions processed through the ATM and point-of-sale networks.

(2)

BOLI income represents benefit payments received and the change in cash surrender value (“CSV”) of the policies, net of any premiums paid. The change in CSV is attributable to earnings or losses credited to the policies, based on investments made by the insurer. For a further discussion of our investment in BOLI, see the section “Investment in Bank Owned Life Insurance” and Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

(3)	Other income consists of various items including safe deposit box rentals and gains on the sales of various assets.

(4)

Trading (losses) gains result from the change in fair value of trading securities. Such change is substantially offset by an adjustment to salaries and benefits expense. Our trading securities represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock.

Noninterest income totaled $54.0 million in 2008 compared to $60.3 million in 2007 and $103.3 million in 2006. We recognized net securities impairment losses of $44.5 million in 2008 and $50.1 million in 2007. For a discussion of net securities losses, see the section titled “Investment Portfolio Management.”

Fee-based revenues, which comprise the majority of operating revenues, were $95.1 million for full year 2008, down 3.8% from 2007. In fourth quarter 2007, we ceased originating traditional residential mortgages, and in first quarter 2008, we began to maintain cashier check balances in-house rather than outsource the service in exchange for a fee. If both were excluded from the 2007 amount, fee-based revenues for 2008 would have declined 1.0% from 2007, primarily due to lower trust revenue and retail sales of investment products.

Other service charges, commissions, and fees declined 15.0% for 2008 compared to 2007 due to ceasing origination of traditional residential mortgages and formerly outsourced cashier check balances. Further contributing to the decrease were declines in commissions received from the sale of third-party annuity and investment products of $517,000 from 2007 to 2008.

Despite strong trust sales, trust and investment advisory fees for 2008 declined 3.6% from 2007, reflecting the decline in equity values of the assets under management.

Card-based fees increased 1.4% for 2008 from 2007, with most of the increase related to higher usage.

2008 was the first year in which we reported a loss on BOLI. In 2008, we received $2.7 million of death benefit payments compared to $877,000 in 2007. However, this was more than offset by a decrease in the CSV of the underlying policies. See the section titled “Investment in Bank Owned Life Insurance” for a discussion of our investment in BOLI.

In 2007, as compared to 2006, we generated double-digit growth in each major category of fee-based revenues. Service charges on deposit accounts increased $5.0 million in 2007 compared to 2006 primarily as a result of a $4.5 million increase in fees received on items drawn on customer accounts with insufficient funds (“NSF fees”). Trust and investment advisory fees increased 10.0% due primarily to a $325.2 million, or 9.6%, increase in average assets under management. Other service charges, commissions, and fees increased 10.2% in 2007 compared to 2006 due to a $1.3 million increase in merchant fees and a $1.2 million increase in commissions received from the sale of third party annuity and investment products. Card-based fees for 2007 increased 15.6% from 2006, with most of the increase in debit card income related to both higher usage and higher rates. The increase in other income for 2007 compared to 2006 resulted primarily from $620,000 in favorable legal settlements and a $558,000 increase in income realized as a result of a rise in fair value of trading securities related to deferred compensation plans.

Noninterest Expense

Table 5

Noninterest Expense Analysis

(Dollar amounts in thousands)

	Years ended December 31,			% Change
	2008	2007	2006	2008-2007	2007-2006
Compensation expense:
Salaries and wages	$77,074	$85,707	$80,087	(10.1)	7.0
Retirement and other employee benefits	22,836	25,891	26,114	(11.8)	(0.9)

Total compensation expense	99,910	111,598	106,201	(10.5)	5.1
Net occupancy expense	23,378	22,054	20,153	6.0	9.4
Equipment expense	9,956	10,540	10,227	(5.5)	3.1
Technology and related costs	7,429	7,084	6,584	4.9	7.6
Professional services	10,898	9,034	9,009	20.6	0.3
Advertising and promotions	6,491	6,293	7,845	3.1	(19.8)
Merchant card expense	6,985	6,830	5,800	2.3	17.8
Foreclosed real estate expense, net	3,409	972	843	250.7	15.3
Other expenses	25,849	24,732	25,953	4.5	(4.7)

Total noninterest expense	$194,305	$199,137	$192,615	(2.4)	3.4

Average full-time equivalent (“FTE”) employees	1,824	1,881	1,856

Efficiency ratio	53.5%	52.5%	50.5%

Operating expenses continue to be well controlled as reflected by our efficiency ratio of 53.5% for 2008. The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income. Noninterest expense was $194.3 million for 2008, down 2.4% from 2007. The decline was primarily due to reductions in salaries and benefits costs.

Salaries and wages decreased in 2008 compared to 2007. In late 2007 and continuing into 2008, we initiated targeted staff reductions, primarily in the support and administrative areas. Full time employees have declined over this period by 4.4%, or 83 full-time equivalents. These reductions, coupled with a $7.3 million decline in the obligation due to participants under deferred compensation plans, more than offset annual general merit increases and an increase in share-based compensation expense.

The increase in occupancy expense from 2007 to 2008 resulted from typical increases in real estate taxes, repairs and maintenance, utilities, and depreciation. The $345,000 increase in technology expense from 2007 to 2008 was due to standard contractual increases.

The increase in professional services was due primarily to a short-term contract with an outside consultant for revenue and process enhancement services.

Foreclosed real estate expense increased by 250.7% as foreclosed real estate held by the Company increased from $6.1 million at December 31, 2007 to $24.4 million at December 31, 2008. Such expenses consist of insurance, real estate taxes, and other costs to maintain the properties.

Noninterest expense increased $6.5 million, or 3.4%, for 2007 compared to 2006 due, in part, to the full year operation of 30 branches and related staffing costs in the Northwest Indiana market acquired in the first quarter of 2006 as part of the acquisition of Bank Calumet, Inc. Likewise, in second quarter 2006, we began recognizing the results of operations from the Bank Calumet acquisition, including $3.0 million of integration and other costs incurred as part of the acquisition and integration of that bank. These costs are included in the advertising and promotions and other expense categories.

Salaries and wages increased $5.6 million, or 7.0%, in 2007 compared to 2006 primarily as a result of annual general merit increases, the addition of staffing costs referred to above in the Northwest Indiana market, and a $686,000 increase in share-based compensation expense. In addition, we recorded a $621,000 charge for severance-related costs stemming from a workforce reduction implemented in December 2007. Retirement and other employee benefits declined 0.9% in 2007 compared to 2006 due to $1.8 million lower pension expense resulting from plan amendments that reduced the growth of future benefits and ceased new enrollments. This was partially offset by a $1.2 million increase in employee insurance costs. Merchant card expense increased 17.8% in 2007 as a direct result of the increase in merchant card revenue included in card-based fees. Advertising and promotions decreased 19.8% and other expenses decreased 4.1% in 2007 compared to 2006 largely due to higher costs recorded in 2006 in connection with the 2006 bank acquisition.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 2006 through 2008 are detailed in Table 6.

Table 6

Income Tax Expense Analysis

(Dollar amounts in thousands)

	Years ended December 31,
	2008		2007		2006
Income before income tax (benefit) expense	$36,045		$94,012		$152,298
Income tax (benefit) expense	$(13,291)		$13,853		$35,052
Effective income tax rate	(36.9%	)	14.7%		23.0%

Federal effective income tax rate	(6.5%	)	16.2%		22.9%
State effective income tax rate, net of federal tax effect	(30.4%	)	(1.5%	)	0.1%

The federal effective income tax rate and changes in that rate are greatly influenced by the amount of tax-exempt income derived from investment securities. The state effective income tax rate and changes in that rate are dependent upon Illinois, Indiana, and Iowa income tax rules relating to consolidated/combined reporting, sourcing of income and expense, and the amount of tax-exempt income derived from loans and investment securities.

The decreases in income tax expense, and related effective income tax rate from 2006 to 2007 and from 2007 to 2008 were primarily attributable to increases in tax-exempt income as a percent of total pre-tax income and adjustments to state income taxes further explained below. For further details regarding our effective income tax rate, refer to Note 15 in “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

In 2008, as a result of a favorable court decision and certain developments in pending tax audits, we increased the amount of benefit recognized with respect to certain previously identified uncertain tax positions under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). The increase in recognized tax benefit resulted in a $4.1 million reduction in income tax expense in 2008.

In 2007, as a result of certain tax legislation, we reversed the valuation allowance previously recorded with respect to Illinois net operating loss carryforwards and increased the value of certain deferred state tax assets. These adjustments resulted in a $2.9 million reduction in income tax expense in 2007.

In addition, in 2008, we continued to record deferred state tax assets on Illinois net operating losses generated in the current year.

The State of Illinois has enacted legislation that significantly changes the income sourcing rules relating to financial organizations. To date, the State has not issued regulations or other clarifying guidance. We have considered, to the extent possible, the impact of the legislation and potential opportunities under the new rules. Based on our assessment to date, our state effective income tax rate, net of federal tax effect, is expected to be in the range of 1% to 3% in 2009.

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

Table 7 Investment Portfolio Valuation Summary

(Dollar amounts in thousands)

	As of December 31, 2008			As of December 31, 2007			As of December 31, 2006
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$1,041	$1,039	0.1	$1,028	$1,027	-	$3,015	$3,017	0.1
U.S. Agency securities	-	-	-	42,492	41,895	1.9	66,959	66,796	2.7
Collateralized mortgage obligations	698,839	694,285	30.1	534,800	534,688	24.5	745,327	756,890	30.4
Other mortgage-backed securities	518,265	504,918	21.9	420,320	417,532	19.1	403,772	407,198	16.3
State and municipal securities	906,747	907,036	39.4	966,835	961,638	44.0	1,012,116	1,007,761	40.5
Collateralized debt obligations	42,086	60,406	2.6	81,630	95,584	4.4	133,446	132,789	5.3
Other securities	49,208	51,820	2.2	32,941	35,295	1.6	23,153	24,381	1.0

Total available-for-sale	2,216,186	2,219,504	96.3	2,080,046	2,087,659	95.5	2,387,788	2,398,832	96.3

Held-to-Maturity
State and municipal securities	84,592	84,306	3.7	97,931	97,671	4.5	91,602	91,380	3.7

Total securities	$2,300,778	$2,303,810	100.0	$2,177,977	$2,185,330	100.0	$2,479,390	$2,490,212	100.0

	As of December 31, 2008			As of December 31, 2007
	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	1.35%	1.50	0.89%	1.35%	1.50	4.10%
U.S. Agency securities	-	-	-	0.73%	0.80	5.43%
Collateralized mortgage obligations	1.25%	1.80	5.25%	2.44%	2.51	5.05%
Other mortgage-backed securities	1.75%	1.95	5.52%	3.73%	4.81	5.64%
State and municipal securities	5.26%	7.61	6.15%	5.04%	7.84	6.20%
Collateralized debt obligations	0.25%	5.84	3.26%	0.25%	6.79	10.27%
Other securities	6.03%	12.61	5.06%	0.09%	10.00	1.79%

Total available-for-sale	3.07%	4.51	5.62%	3.76%	5.66	5.78%

Held-to-Maturity
State and municipal securities	N/M	9.26	7.10%	N/M	8.06	7.18%

Total securities	3.07%	4.69	5.67%	3.76%	5.76	5.84%

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

(2)

Average life is presented in years and represents the weighted-average time to receive all future cash flows, using the dollar amount of principal paydowns, including estimated principal paydowns, as the weighting factor.

N/M	Since duration is a measure of price volatility and we have no intention of selling these securities, this measure is not meaningful.

Securities that we have the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Trading securities are carried at fair value, with unrealized gains and losses recorded in other noninterest income. All other securities are classified as securities available-for-sale and are carried at fair value. Unrealized gains and losses on the securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive income. This balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate fair value of the portfolio.

Investments in state and local municipalities comprised 40.9% of the total available-for-sale securities portfolio. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Ninety-eight percent of our portfolio in this category carries third-party bond insurance or other credit enhancement. The majority are general obligations of state and local political subdivisions.

We recognized non-cash impairment charges totaling $44.5 million in 2008. Of these impairment charges, $10.1 million related to six asset-backed collateralized debt obligations (“CDOs”). The Company had previously recognized a $50.1 million impairment during 2007 regarding these assets. The fair value of these specific asset-backed CDOs was zero at December 31, 2008. Of the remaining 2008 non-cash impairment charge of $34.5 million, $24.8 million related to three trust-preferred CDOs with an aggregate cost of $38.9 million. These securities continue to meet all scheduled debt service requirements. The Company also recorded a $9.7 million non-cash impairment charge related to two whole loan mortgage-backed securities with a combined par value of $16.6 million and a single Sallie Mae debt issuance with a par value of $10.0 million. The two whole loan mortgage-backed securities are included with “Collateralized mortgage obligations” in Table 7 above and the Sallie Mae debt issuance is included in “Other securities.”

After recognizing these impairments, our remaining CDOs consist of seven trust-preferred pooled debt securities with an amortized cost of $60.4 million and a fair value of $42.1 million as of December 31, 2008. Our investments in trust-preferred CDOs are debt securities supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities as of December 31, 2008 of $18.3 million reflects the difference between amortized cost and fair value for the four CDOs that the Company determined were not other-than-temporarily impaired. Based on our cash flow modeling of these investments, we currently project no further change in our net cash flows from these seven CDOs and we have both the intent and ability to hold them until maturity or recovery. Our estimation of cash flows for these investments and resulting fair values were based upon our own cash flow modeling in accordance with SFAS No. 157, Fair Value Measurements, as described in Note 22 of “Notes to Consolidated Financial Statements.”

Other available-for-sale securities include a single Sallie Mae debt security, corporate bonds, and other miscellaneous equity securities.

As of December 31, 2008, the carrying value of the available-for-sale securities portfolio totaled $2.22 billion compared with $2.08 billion as of December 31, 2007 and $2.39 billion at December 31, 2006. Although there was a $136.1 million, or 6.5%, increase from December 31, 2007 to December 31, 2008, the average balance of the securities portfolio declined by $67.1 million year-over-year. The increase, which occurred in December 2008, reflected the temporary investment of the proceeds from the sale of $193.0 million of preferred stock to the U.S. Treasury as part of the previously discussed CPP program.

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

As of December 31, 2008, gross unrealized gains in the securities available-for-sale portfolio totaled $33.9 million, and gross unrealized losses totaled $37.2 million, resulting in a net unrealized loss of $3.3 million. The unrealized loss on securities in an unrealized loss position for greater than 12 months totaled $28.8 million, all of which represented securities issued or guaranteed by U.S. Government-sponsored agencies or securities with investment grade credit ratings. We do not believe any individual unrealized loss as of December 31, 2008 represented an other-than-temporary impairment. We continue to have both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost, or to maturity.

The effective duration of the available-for-sale portfolio decreased to 3.07% as of December 31, 2008 from 3.76% as of December 31, 2007. The decline in effective duration from December 31, 2007 to December 31, 2008 was the result of the decline in interest rates during the year.

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

Table 8

Repricing Distribution and Portfolio Yields

(Dollar amounts in thousands)

	As of December 31, 2008
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities (1)	$1,039	0.89%	$-	-	$-	-	$-	-
Collateralized mortgage obligations (2)	155,918	5.10%	350,493	5.14%	159,393	5.58%	28,481	5.65%
Other mortgage-backed securities (2)	65,065	5.55%	215,042	5.55%	134,355	5.50%	90,456	5.46%
State and municipal securities (3)	18,121	6.61%	154,593	6.29%	319,311	6.07%	415,011	6.16%
Collateralized debt obligations	60,406	3.26%	-	-	-	-	-	-
Other securities (4)	6,311	6.91%	1,829	5.35%	22,674	6.21%	21,006	3.22%

Total available-for-sale	306,860	4.95%	721,957	5.51%	635,733	5.83%	554,954	5.91%

Held-to-Maturity
State and municipal securities (3)	10,926	8.08%	23,072	7.11%	16,227	6.65%	34,081	6.97%

Total securities	$317,786	5.05%	$745,029	5.56%	$651,960	5.85%	$589,035	5.97%

(1)	Yields on U.S. Treasury securities are reflected on a tax-equivalent basis, assuming a state income tax rate of 7.3%.

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

LOAN PORTFOLIO AND CREDIT QUALITY

Our principal source of revenue arises from lending activities, primarily composed of interest income and, to a lesser extent, from loan origination and commitment fees (net of related costs). The accounting policies underlying the recording of loans in the Consolidated Statements of Financial Condition and the recognition and/or deferral of interest income and fees (net of costs) arising from lending activities are included in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Portfolio Composition

Our loan portfolio is comprised of both corporate and consumer loans, with corporate loans representing 86.1% of total loans outstanding. The corporate loan component represents commercial and industrial, agricultural, commercial real estate, and real estate construction lending categories. Consistent with our emphasis on relationship banking, the majority of our loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize other Company banking services, such as cash management or trust services.

We seek to balance our corporate loan portfolio among loan categories as well as by industry segment, subject to internal policy limits and as influenced by market and economic conditions and maintain a diversified portfolio of both corporate and consumer loans to minimize our exposure to any particular industry or any segment of the economy. We do not offer any sub-prime products, and we seek to limit our exposure to any single borrower. Although our legal lending limit is $186.5 million, the largest loan balance to a single borrower at December 31, 2008 was $33.4 million, and only 45 borrowers had aggregate outstanding loan balances in excess of $10 million.

In terms of overall commitments to extend credit, our largest exposure to a single borrower as of December 31, 2008 was $47.3 million. We also have exposure of $49.6 million to a group of related companies comprising a single relationship. We had only 31 credits in the portfolio where total commitments to a single borrower relationship exceeded $20.0 million as of December 31, 2008.

In 2004, we elected to exit the indirect installment auto loan business. This portfolio continues to pay down. In 2005, we sold our consumer credit card portfolio.

Table 9

Loan Portfolio

(Dollar amounts in thousands)

	As of December 31,
	2008	% of Total	2007		% of Total	2006	% of Total	2005	% of Total	2004	% of Total
Commercial and industrial	$1,490,101	27.8	$1,347,481		27.1	$1,413,263	28.2	$1,161,660	27.0	$1,146,168	27.7
Agricultural	142,635	2.7	181,358		3.7	158,305	3.2	131,689	3.1	107,059	2.6
Commercial real estate:
Office, retail, and industrial	1,127,689	21.0	942,065		19.0	895,666	17.9	744,814	17.3	657,169	15.9
Residential land and development	509,059	9.5	505,194		10.2	451,186	9.0	319,842	7.4	290,723	7.0
Multi-family	237,646	4.4	178,602		3.6	278,009	5.5	311,340	7.2	278,902	6.8
Other commercial real estate	1,106,952	20.7	1,024,490		20.6	945,275	18.9	766,299	17.8	694,309	16.8

Total commercial real estate	2,981,346	55.6	2,650,351		53.4	2,570,136	51.3	2,142,295	49.7	1,921,103	46.5

Subtotal - corporate loans	4,614,082	86.1	4,179,190		84.2	4,141,704	82.7	3,435,644	79.8	3,174,330	76.8

Direct installment	58,135	1.1	65,660		1.3	78,049	1.5	65,449	1.5	71,986	1.7
Home equity	477,105	8.9	464,981		9.4	495,079	9.9	504,593	11.7	504,705	12.2
Indirect installment	12,544	0.2	33,100		0.7	78,648	1.6	157,219	3.7	291,745	7.1
Real estate - 1-4 family	198,197	3.7	220,741		4.4	215,464	4.3	143,286	3.3	92,512	2.2

Subtotal - consumer loans	745,981	13.9	784,482		15.8	867,240	17.3	870,547	20.2	960,948	23.2

Total	$5,360,063	100.0	$4,963,672		100.0	$5,008,944	100.0	$4,306,191	100.0	$4,135,278	100.0

Growth vs. prior year-end	8.0%		(0.9%	)		16.3%		4.1%		1.9%

Consumer loans excluding indirect installment	$733,437		$751,382			$788,592		$713,328		$669,203
Total loans excluding indirect installment	$5,347,519		$4,930,572			$4,930,296		$4,148,972		$3,843,533

Outstanding loans totaled $5.4 billion as of December 31, 2008, an increase of 8.0% from December 31, 2007. The increase since December 31, 2007 was led by growth in commercial real estate, specifically office, retail, and industrial, and commercial and industrial lending. The decline in consumer loans was primarily due to continued run-off of indirect loans and the paydown in traditional home mortgages.

The decline in our total loans outstanding from December 31, 2006 to December 31, 2007 reflected the combined impact of the payoff of loan participations, rapid prepayment of multi-family loan portfolios, which occurred primarily in the first half of 2007, and the continued paydown of our indirect auto loan portfolio. As of the same dates, corporate loans remained relatively unchanged at $4.2 billion.

The $702.8 million increase in total loans outstanding from December 31, 2005 to December 31, 2006 was largely due to the acquisition of Bank Calumet during 2006.

Loan Origination/Risk Management

We have certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and modifies these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. As part of the underwriting process, we examine current and projected cash flows to determine the ability of the borrower to repay his obligation as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrower, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and usually incorporate a personal guarantee. However, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent upon the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those standards and processes specific to real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent upon the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. As detailed in the discussion of real estate loans below, the properties securing our commercial real estate portfolio are diverse in terms of type and geographic location within the greater suburban Chicago metropolitan market and contiguous markets. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting the residential real estate market within the greater suburban Chicago metropolitan area and contiguous markets. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. Owner-occupied loans are generally considered to have less risk. At December 31, 2008, approximately one-fourth of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties, we generally require the borrower to have had a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent upon the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, demand and supply of alternative housing, the availability of long-term financing, and changes in general economic conditions.

We originate consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to strict loan-to-value management, key affordability ratios, risk-based pricing strategies, risk-based collection remedies, and documentation requirements.

Commercial and Industrial Loans

Commercial and industrial loans represent 27.8% of all loans and increased $142.6 million, or 10.6%, from $1.35 billion at December 31, 2007 to $1.49 billion at December 31, 2008. Our commercial and industrial loans are a diverse group of loans to small, medium, and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines and have guarantees.

Commercial Real Estate Loans

Commercial real estate loans represent 55.6% of all loans and totaled $2.98 billion at December 31, 2008, an increase of $331.0 million, or 12.5%, from December 31, 2007. The following table summarizes our commercial real estate portfolio by product type and presents the diversity within the portfolio.

Table 10

Commercial Real Estate Loan Detail by Product Type

(Dollar amounts in thousands)

	As of December 31,
	2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Office, retail, and industrial
Office	$373,242	33.1	$301,641	32.0	$272,960	30.5
Retail	313,286	27.8	247,726	26.3	243,754	27.2
Industrial	441,161	39.1	392,698	41.7	378,952	42.3

Total office, retail, and industrial	$1,127,689	100.0	$942,065	100.0	$895,666	100.0

Residential land and development
Structures	$185,929	36.5	$213,392	42.2	$237,903	52.7
Land	323,130	63.5	291,802	57.8	213,283	47.3

Total residential and land development	$509,059	100.0	$505,194	100.0	$451,186	100.0

Multi-family	$237,646	100.0	$178,602	100.0	$278,009	100.0

Other commercial real estate
Commercial land	$280,120	25.3	$236,373	23.1	$227,252	24.0
1-4 family investors	193,227	17.5	170,879	16.7	144,507	15.3
Service stations and truck stops	146,891	13.3	81,835	8.0	67,436	7.1
Warehouses and storage	85,276	7.7	63,355	6.2	43,138	4.6
Hotels	79,186	7.2	63,566	6.2	64,207	6.8
Restaurants	48,106	4.3	43,250	4.2	50,177	5.3
Medical	42,269	3.8	14,142	1.4	13,142	1.4
Automobile dealers	38,505	3.5	29,599	2.9	19,834	2.1
Mobile home parks	36,790	3.3	22,106	2.1	29,828	3.2
Recreational	14,515	1.3	15,542	1.5	21,324	2.3
Religious	11,224	1.0	11,124	1.1	11,783	1.2
Other (1)	130,843	11.8	272,719	26.6	252,647	26.7

Total other commercial real estate	$1,106,952	100.0	1,024,490	100.0	945,275	100.0

(1)	Certain loans presented here as of December 31, 2007 and 2006 were subsequently redistributed to more appropriate categories as of December 31, 2008.

Commercial real estate loans consist of (i) loans for industrial buildings, office buildings, and retail shopping centers; (ii) residential land and development loans primarily for single-family and multi-family residential projects that are substantially all located in the suburban Chicago metropolitan market and contiguous area; and (iii) loans for various types of other commercial properties, such as land for future commercial development, multi-unit residential mortgages, and hotels.

Consumer Loans

As of December 31, 2008, consumer loans represented 13.9% of total outstanding loans compared to 15.8% as of December 31, 2007 and 17.3% as of December 31, 2006. The home equity category, consisting mainly of revolving lines of credit secured by junior liens on owner-occupied real estate, totaled $477.1 million and represented 64.0% of the consumer portfolio. Consumer mortgages totaled $198.2 million and represented 26.6% of the consumer portfolio. Loan-to-value ratios for these credits generally range from 50% to 80%.

There are different methods of calculating credit scores. FICO, the most widely known type of credit score, is a credit score developed by Fair Isaac Corporation. It is used by many mortgage lenders that use a risk-based system to determine the probability that a borrower may default on financial obligations to the mortgage lender. FICO scores range from 300 to 850. Home equity loans have been recently rescored and carry an average FICO credit score of 733 and a median score of 767, with approximately 90% carrying a score of 650 or above. Real estate 1-4 family loans have also recently been rescored and carry an average FICO credit score of 718 and a median score of 747, with approximately 80% carrying a score of 650 or above.

The decline in consumer loans as a percentage of total loans over the past five years is largely due to the run-off of indirect consumer loans, which we elected to cease originating in 2004.

Consumer loan balances as of December 31, 2007, excluding indirect installment lending, decreased $37.2 million, or 4.7% compared to December 31, 2006, due to a decline in home equity originations.

Excluding indirect installment lending, consumer loan balances increased $75.3 million, or 10.6%, from December 31, 2005 to December 31, 2006, primarily due to $277.9 million acquired through a 2006 bank acquisition, partially offset by the securitization in third quarter 2006 of $106.0 million of 1-4 family residential mortgages and a reduction in direct installment and home equity loans.

Maturity and Interest Rate Sensitivity of Corporate Loans

Table 11 summarizes the maturity distribution of our corporate loan portfolio as of December 31, 2008 as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 11

Maturities and Sensitivities of Corporate Loans to Changes in Interest Rates

(Dollar amounts in thousands)

	As of December 31, 2008
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial, industrial, and agricultural	$980,620	$541,431	$110,685	$1,632,736
Commercial real estate	1,136,905	1,647,860	196,581	2,981,346

Total	$2,117,525	$2,189,291	$307,266	$4,614,082

Loans maturing after one year:
Predetermined (fixed) interest rates		$1,767,706	$226,012
Floating interest rates		421,585	81,254

Total		$2,189,291	$307,266

Non-Performing Assets and Potential Problem Loans

Generally loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question. Loans to customers whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. For consumer loans, losses are automatically recognized and recorded when the loan reaches 120 days past due.

Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest.

Restructured loans are loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven. Given the deterioration in the economy, especially as it relates to real estate values, we are proactively working with our borrowers to restructure loans where possible and expect the number and amount of restructured loans to increase significantly in 2009.

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs at time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. On an ongoing basis, the book values of these properties are adjusted based upon new appraisals and/or market indications. Write-downs are recorded for subsequent declines in value and are included in other noninterest expense along with other expenses related to maintaining the properties. We are actively marketing properties acquired through foreclosure. Given current economic conditions and the uncertainty regarding the real estate market, the time involved to sell these properties may extend resulting in higher levels of other real estate owned and associated maintenance costs in 2009.

90 days past due loans are loans for which principal or interest payments become 90 days past due but that still accrue interest since they are loans that are well secured and in the process of collection.

The following table breaks down our loan portfolio between performing and non-performing status.

Table 12

Loan Portfolio by Performing/Non-Performing Status

(Dollar amounts in thousands)

			Past Due
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Restructured
Commercial and industrial	$1,490,101	$1,428,778	$36,820	$6,818	$15,586	$2,099
Agricultural	142,635	138,336	2,548	1,751	-	-
Commercial real estate:
Office, retail, and industrial	1,127,689	1,098,151	23,419	3,214	2,533	372
Residential land and development	509,059	384,006	19,504	8,489	97,060	-
Multi-family	237,646	228,500	4,406	1,881	1,387	1,472
Other commercial real estate	1,106,952	1,074,945	15,352	6,586	6,926	3,143

Total commercial real estate	2,981,346	2,785,602	62,681	20,170	107,906	4,987

Total corporate loans	4,614,082	4,352,716	102,049	28,739	123,492	7,086

Direct installment	58,135	54,412	2,700	956	67	-
Home equity	477,105	463,317	6,471	3,944	3,254	119
Indirect installment	12,544	11,792	577	77	98	-
Real estate - 1-4 family	198,197	189,509	4,409	3,283	857	139

Total consumer loans	745,981	719,030	14,157	8,260	4,276	258

Total loans	$5,360,063	$5,071,746	$116,206	$36,999	$127,768	$7,344

The table on the following page provides a comparison of our non-performing assets and past due loans for the past five years.

Table 13

Non-performing Assets and Past Due Loans

(Dollar amounts in thousands)

	Years ended December 31,
	2008	2007	2006	2005	2004
Non-accrual loans:
Commercial and industrial	$15,586	$9,128	$8,803	$9,092	$11,267
Agricultural	-	349	-	-	-
Office, retail, and industrial	2,533	552	-	155	869
Residential land and development	97,060	107	720	559	4,159
Multi-family	1,387	3,480	1,918	-	-
Other commercial real estate	6,926	1,452	1,263	216	905
Consumer	3,419	2,796	2,092	1,420	1,416
Real estate - 1-4 family	857	583	1,413	548	581

Total non-accrual loans	$127,768	$18,447	$16,209	$11,990	$19,197

Restructured loans	$7,344	$7,391	$-	$-	$-
Foreclosed real estate (“OREO”)	$24,368	$6,053	$2,727	$2,878	$3,736
90 days past due loans (still accruing interest):
Commercial and industrial	$6,818	$2,693	$2,652	$2,692	$187
Agricultural	1,751	-	-	-	-
Office, retail, and industrial	3,214	2,062	-	813	-
Residential land and development	8,489	9,270	4,708	3,603	-
Multi-family	1,881	916	1,382	-	-
Other commercial real estate	6,586	1,452	882	252	634
Consumer	4,977	2,903	1,775	1,200	1,304
Real estate - 1-4 family	3,283	1,853	1,411	398	533

Total 90 days past due loans	$36,999	$21,149	$12,810	$8,958	$2,658

30-89 days past due loans (still accruing interest):
Commercial and industrial	$36,820	$19,184	$32,324	$21,766	$21,944
Agricultural	2,548	-	524	-	211
Office, retail, and industrial	23,419	20,299	12,423	-	-
Residential land and development	19,504	18,235	6,091	1,221	46
Multi-family	4,406	8,054	9,181	-	3,750
Other commercial real estate	15,352	21,340	13,706	15,874	4,662
Consumer	9,748	9,509	9,084	8,658	9,794
Real estate - 1-4 family	4,409	4,199	5,235	2,895	1,962

Total 30-89 days past due loans	$116,206	$100,820	$88,568	$50,414	$42,369

Non-accrual loans to total loans	2.38%	0.37%	0.32%	0.28%	0.46%
Non-accrual loans plus 90 days past due loans to total loans	3.07%	0.80%	0.58%	0.49%	0.53%
Non-accrual loans to total assets	1.50%	0.23%	0.19%	0.17%	0.28%
Reserve for loan losses as a percent of non-accrual loans	73%	335%	385%	470%	295%

Amount
The effect of non-accrual loans on interest income for 2008 is presented below:
Interest which would have been included at the normal contract rates	$8,374
Less: Interest included in income during the year	4,854

Interest income not recognized in the financial statements	$3,520

Non-accrual loans at December 31, 2008 increased $109.3 million from December 31, 2007, due primarily to an increase of $97.0 million in non-accrual residential land and development loans. As shown in Table 14, the non-accrual residential land and development total of $97.1 million is comprised of 20 relationships, with 9 accounting for 68.6% of the total and reflects the deterioration of economic conditions and, specifically, the impact of slowing market conditions on residential developers. The balances remaining for each loan are supported by recent appraisals on the underlying collateral.

The increase in non-accrual commercial and industrial loans is primarily related to three commercial credits totaling $7.4 million. The increase in non-accrual other commercial real estate loans is primarily related to two credits totaling $3.9 million.

Loans past due 90 days and still accruing totaled $37.0 million as of December 31, 2008, up $15.9 million from December 31, 2007. The increase in the 90 days past due loans from December 31, 2007 was due primarily to commercial and industrial and other commercial real estate loans.

Foreclosed real estate was $24.4 million as of December 31, 2008 as compared to $6.1 million as of December 31, 2007, with 61.7% of the December 31, 2008 balance representing collateral underlying foreclosed residential developments. All properties are recorded at estimated net realizable values and are being aggressively marketed.

Table 14

Non-accrual Loans by Dollar Amount and Category

(Dollar amounts in thousands)

	Stratification
	$5.0 Million or More	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of December 31, 2008
Amount
Commercial and industrial	$-	$-	$7,573	$8,013	$15,586
Agricultural	-	-	-	-	-
Office, retail, and industrial	-	-	-	2,533	2,533
Residential land and development	66,558	15,937	12,481	2,084	97,060
Multi-family	-	-	-	1,387	1,387
Other commercial real estate	-	-	3,877	3,049	6,926
Consumer	-	-	-	3,419	3,419
Real estate - 1-4 family	-	-	-	857	857

Total non-accrual loans	$66,558	$15,937	$23,931	$21,342	$127,768

Number of Borrowers
Commercial and industrial	-	-	3	45	48
Agricultural	-	-	-	-	-
Office, retail, and industrial	-	-	-	5	5
Residential land and development	9	4	5	2	20
Multi-family	-	-	-	3	3
Other commercial real estate	-	-	2	7	9
Consumer	-	-	-	77	77
Real estate - 1-4 family	-	-	-	9	9

Total non-accrual loans	9	4	10	148	171

As of December 31, 2007
Amount
Commercial and industrial	$-	$-	$1,981	$7,147	$9,128
Agricultural	-	-	-	349	349
Office, retail, and industrial	-	-	-	552	552
Residential land and development	-	-	-	107	107
Multi-family	-	-	1,737	1,743	3,480
Other commercial real estate	-	-	-	1,452	1,452
Consumer	-	-	-	2,796	2,796
Real estate - 1-4 family	-	-	-	583	583

Total non-accrual loans	$-	$-	$3,718	$14,729	$18,447

Number of Borrowers
Commercial and industrial	-	-	1	53	54
Agricultural	-	-	-	1	1
Office, retail, and industrial	-	-	-	1	1
Residential land and development	-	-	-	1	1
Multi-family	-	-	1	2	3
Other commercial real estate	-	-	-	9	9
Consumer	-	-	-	92	92
Real estate - 1-4 family	-	-	-	9	9

Total non-accrual loans	-	-	2	168	170

Table 15

90-Day Past Due Loans by Dollar Amount and Category

(Dollar amounts in thousands)

	Stratification
	$5.0 Million or More	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of December 31, 2008
Amount
Commercial and industrial	$-	$-	$-	$6,818	$6,818
Agricultural	-	-	1,751	-	1,751
Office, retail, and industrial	-	-	-	3,214	3,214
Residential land and development	-	-	5,356	3,133	8,489
Multi-family	-	-	-	1,881	1,881
Other commercial real estate	-	3,013	1,625	1,948	6,586
Consumer	-	-	-	4,977	4,977
Real estate - 1-4 family	-	-	-	3,283	3,283

Total 90 days past due loans	$-	$3,013	$8,732	$25,254	$36,999

Number of Borrowers
Commercial and industrial	-	-	-	46	46
Agricultural	-	-	1	-	1
Office, retail, and industrial	-	-	-	7	7
Residential land and development	-	-	3	7	10
Multi-family	-	-	-	5	5
Other commercial real estate	-	1	1	11	13
Consumer	-	-	-	138	138
Real estate - 1-4 family	-	-	-	37	37

Total 90 days past due loans	-	1	5	251	257

As of December 31, 2007
Amount
Commercial and industrial	$-	$-	$-	$2,693	$2,693
Agricultural	-	-	-	-	-
Office, retail, and industrial	-	-	1,706	356	2,062
Residential land and development	-	3,603	4,725	942	9,270
Multi-family	-	-	-	916	916
Other commercial real estate	-	-	-	1,452	1,452
Consumer	-	-	-	2,903	2,903
Real estate - 1-4 family	-	-	-	1,853	1,853

Total 90 days past due loans	$-	$3,603	$6,431	$11,115	$21,149

Number of Borrowers
Commercial and industrial	-	-	-	29	29
Agricultural	-	-	-	-	-
Office, retail, and industrial	-	-	1	1	2
Residential land and development	-	1	2	3	6
Multi-family	-	-	-	2	2
Other commercial real estate	-	-	-	6	6
Consumer	-	-	-	126	126
Real estate - 1-4 family	-	-	-	27	27

Total 90 days past due loans	-	1	3	194	198

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis.

As of December 31, 2008, $105.6 million, or 20.7%, of the residential land and development loan portfolio was either classified as non-accrual or 90 days past due. Of the remaining $403.5 million, there are eight loans totaling $19.5 million that are 30 – 89 days past due. Substantially all of these loans are believed to be adequately secured by underlying collateral based upon recent appraisals. Depending upon future sales and market conditions, the remaining portfolio could come under stress resulting in higher levels of delinquent and/or non-accrual loans.

In future quarters, the migration of problem loans from performing to non-performing may accelerate in all loan categories, depending upon future economic conditions.

In anticipation of future economic weakness, we have substantially realigned our credit remediation staffing to proactively deal with potential credit issues.

Our disclosure with respect to impaired loans is contained in Note 5 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Reserve for Loan Losses

The reserve for loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The reserve, in the judgment of management, is necessary to provide for estimated loan losses and risks inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which we operate. Management evaluates the sufficiency of the reserve for loan losses based on the combined total of the specific, historical loss, and general components. Management believes that the reserve for loan losses of $93.9 million is adequate to absorb credit losses inherent in the loan portfolio as of December 31, 2008.

Portions of the reserve may be allocated for specific credits. However, the entire reserve is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the reserve is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are discussed in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Table 16

Reserve for Loan Losses and

Summary of Loan Loss Experience

(Dollar amounts in thousands)

	Years ended December 31,
	2008	2007	2006	2005	2004
Change in reserve for loan losses:
Balance at beginning of year	$61,800	$62,370	$56,393	$56,718	$56,404
Loans charged-off:
Commercial and industrial	(14,557)	(6,424)	(6,939)	(4,762)	(7,741)
Agricultural	(42)	(15)	-	-	(18)
Office, retail, and industrial	(852)	-	-	(543)	(5)
Residential land and development	(15,780)	(231)	-	-	(355)
Multi-family	(1,801)	(491)	(1,069)	-	(14)
Other commercial real estate	(1,253)	(161)	(348)	(629)	(1,524)
Consumer	(5,476)	(2,599)	(3,791)	(4,931)	(5,311)
Real estate - 1-4 family	(576)	(145)	(156)	(96)	(113)

Total loans charged-off	(40,337)	(10,066)	(12,303)	(10,961)	(15,081)

Recoveries on loans previously charged-off:
Commercial and industrial	1,531	1,499	1,147	569	699
Agricultural	4	5	9	-	2
Office, retail, and industrial	120	-	-	-	5
Residential land and development	-	-	-	-	-
Multi-family	5	1	19	-	-
Other commercial real estate	5	195	4	5	168
Consumer	487	563	919	1,132	1,593
Real estate - 1-4 family	-	-	18	-	5

Total recoveries on loans previously charged-off	2,152	2,263	2,116	1,706	2,472

Net loans charged-off	(38,185)	(7,803)	(10,187)	(9,255)	(12,609)
Provisions charged to operating expense	70,254	7,233	10,229	8,930	12,923
Reserve of acquired bank	-	-	5,935	-	-

Balance at end of year	$93,869	$61,800	$62,370	$56,393	$56,718

Allocation of reserve for loan losses by loan category at December 31:
Commercial and industrial	$20,968	$25,916	$27,908	$21,532	$22,065
Agricultural	1,221	1,464	1,024	1,162	1,353
Commercial real estate:
Office, retail, and industrial	22,048	(1)	(1)	(1)	(1)
Residential land and development	32,910	(1)	(1)	(1)	(1)
Multi-family	2,680	(1)	(1)	(1)	(1)
Other commercial real estate	7,927	(1)	(1)	(1)	(1)

Total commercial real estate	65,565	29,404	26,489	24,340	23,267

Consumer	5,456	4,626	6,411	8,799	9,653
Real estate -1-4 family	659	390	538	560	380

Total	$93,869	$61,800	$62,370	$56,393	$56,718

Reserve as a percent of loans at year-end	1.75%	1.25%	1.25%	1.31%	1.37%

Ratio of net loans charged-off to average loans outstanding for the period
	0.74%	0.16%	0.21%	0.22%	0.30%

(1)	Prior to 2008, we allocated our reserve for commercial real estate losses to the general category of commercial real estate.

In response to the impact of continuing economic weakness on real estate and related markets, we increased our reserve for loan losses to $93.9 million as of December 31, 2008, up $32.1 million from December 31, 2007. The reserve for loan losses represented 1.75% of total loans outstanding at December 31, 2008 compared to 1.25% at December 31, 2007. Provision for losses for 2008 totaled $70.3 million and exceeded net charge-offs by $32.1 million, while 2008 net charge-offs totaled $38.2 million compared to $7.8 million in 2007. The majority of the year-over-year increase is due to charge-offs of residential land and development loans. In 2008, we charged-off $15.8 million related to residential land and development, with five loans accounting for substantially the entire amount, and $14.6 million related to numerous commercial and industrial loans.

Gross charge-offs increased in 2008 to $40.3 million, following a decrease in 2007 as compared to 2006. The 2008 increase was across all categories, with the largest increase in the residential land and development category. The 2007 decrease included decreases in consumer, commercial and industrial, and commercial real estate charge-offs partially offset by an increase in real estate construction charge-offs. In 2006, increases in commercial and industrial and commercial real estate charge-offs were partially offset by a decline in consumer charge-offs.

In 2008, we more than doubled the reserve for loan losses allocated to commercial real estate loans, increasing it from $29.4 million as of December 31, 2007 to $65.6 million as of December 31, 2008. The 2008 increase was the direct result of the impact of continuing economic weakness on real estate and related markets.

In 2007, we reduced the reserve for loan losses allocated to commercial and industrial loans compared to December 31, 2006 due to the decline in commercial and industrial loans outstanding. In addition, we decreased the reserve for loan losses allocated to consumer loans as a result of lower consumer charge-offs and a decline in consumer loans outstanding and increased the reserve for loan losses allocated to commercial real estate loans due to an increase in the portfolio.

In 2006, we increased the reserve for loan losses compared to December 31, 2005 primarily due to higher loans outstanding, particularly in the commercial and industrial and commercial real estate categories. The decrease in the reserve for loan losses allocated to real estate construction loans resulted from a decrease in large construction loans outstanding as of December 31, 2006 compared to December 31, 2005. The decrease in the reserve for loan losses allocated to consumer loans resulted from a lower level of loans outstanding as well as a reduction in allocation based on historical loss experience.

INVESTMENT IN BANK OWNED LIFE INSURANCE

We purchase life insurance policies on the lives of certain directors and officers and are the sole owner and beneficiary of the policies. We invest in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Financial Condition at each policy’s respective cash surrender value (“CSV”), with changes recorded in noninterest income in the Consolidated Statements of Income.

As of December 31, 2008, the cash surrender value of BOLI assets totaled $198.5 million, down $5.0 million from December 31, 2007. The decline stemmed from fourth quarter losses in certain underlying investment funds and actions taken by management to reposition the funds in shorter duration assets to mitigate future reinvestment risk.

Of our total BOLI portfolio as of December 31, 2008, 23.5% is in general account life insurance distributed between 10 insurance carriers, all of whom carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 76.5% is in separate account life insurance, which is managed by third party investment advisors under pre-determined investment guidelines. Stable value protection is a feature available with respect to separate account life insurance policies that is designed to protect, within limits, a policy’s cash surrender value from market fluctuations on underlying investments. Our entire separate account portfolio has stable value protection, purchased from a highly rated financial institution. To the extent fair values on individual contracts fall below 80%, the CSV of the specific contracts may be reduced or the underlying assets transferred to short-duration investments, resulting in lower earnings.

During fourth quarter 2008, the fair value of investments underlying a separate account with a CSV of $114.8 million declined below the 80% stable value limit. The Company transferred the underlying investments to a short-duration, lower yielding money market account and recognized a charge against income for $2.9 million. In order to obtain the flexibility to invest these assets in the future into higher yielding investments, the Company reduced its cash surrender value by an additional $7.5 million at December 31, 2008, so that the fair value of the investments was 86.6%. Prior to the transfer, these assets were invested in longer duration, investment-grade securities, the performance of which had been negatively impacted by continued market volatility and risk aversion. Future declines in fair value below current levels could require additional contributions and negatively impact BOLI income. Remaining separate account holdings reflect fair market values ranging from 83% to 99%.

Given the continued negative market performance and rapid decline in interest rates, BOLI income in subsequent quarters is expected to be minimal. The Company is currently reviewing options to alter the mix of underlying separate account holdings, which could further influence income performance.

FUNDING AND LIQUIDITY MANAGEMENT

Our approach to liquidity management is to obtain funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs. Our liquidity policy establishes parameters as to how liquidity should be managed to maintain flexibility in responding to changes in liquidity needs over a 12-month forward period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank’s Board of Directors. The compliance plan includes an analysis that measures projected needs to purchase and sell funds. The analysis incorporates a set of projected balance sheet assumptions that are updated at least quarterly. Based on these assumptions, we determine our total cash liquidity on hand and excess collateral capacity from pledging, unused federal funds purchased lines, and other unused borrowing capacity such as FHLB advances, resulting in a calculation of our total liquidity capacity. Our total policy-directed liquidity requirement is to have funding sources available to cover 37.5% of non-collateralized, non-FDIC insured, non-maturity deposits. Based on our projections as of December 31, 2008, we expect to have liquidity capacity in excess of policy guidelines for the forward twelve-month period.

The liquidity needs of First Midwest Bancorp, Inc. on an unconsolidated basis (“Parent Company”) consist primarily of operating expenses and dividend payments to our stockholders. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $132.5 million in junior subordinated debentures related to trust preferred securities and $99.9 million in other subordinated debt outstanding. At December 31, 2008, the Parent Company did not have any unused short-term credit facilities available to fund cash flows. As of December 31, 2008, the Parent Company also had the ability to enhance its liquidity position by raising capital or incurring debt. The Parent Company had cash and equivalent short-term investments of $209.2 million as of such date.

Total deposits and borrowed funds as of December 31, 2008 are summarized in Notes 9 and 10 of the “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. The following table provides a comparison of average funding sources over the last three years. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 17

Funding Sources - Average Balances

(Dollar amounts in thousands)

	Years Ended December 31,						% Change
	2008	% of Total	2007	% of Total	2006	% of Total	2008-2007	2007-2006
Demand deposits	$1,043,972	14.1	$1,055,251	14.6	$1,052,413	14.1	(1.1)	0.3
Savings deposits	792,524	10.7	754,009	10.4	653,321	8.7	5.1	15.4
NOW accounts	935,429	12.7	900,956	12.4	924,539	12.4	3.8	(2.6)
Money market accounts	787,218	10.6	859,864	11.9	867,775	11.6	(8.4)	(0.9)

Transactional deposits	3,559,143	48.1	3,570,080	49.3	3,498,048	46.8	(0.3)	2.1

Time deposits	2,095,088	28.3	2,161,664	29.8	2,049,202	27.4	(3.1)	5.5
Brokered deposits	77,291	1.0	158,238	2.2	380,700	5.1	(51.2)	(58.4)

Total time deposits	2,172,379	29.3	2,319,902	32.0	2,429,902	32.5	(6.4)	(4.5)

Total deposits	5,731,522	77.4	5,889,982	81.3	5,927,950	79.3	(2.7)	(0.6)

Securities sold under agreements to repurchase	430,074	5.8	420,903	5.8	461,638	6.2	2.2	(8.8)
Federal funds purchased and other borrowed funds	1,008,834	13.7	710,797	9.8	878,188	11.7	41.9	(19.1)

Total borrowed funds	1,438,908	19.5	1,131,700	15.6	1,339,826	17.9	27.1	(15.5)

Subordinated debt	231,961	3.1	227,756	3.1	206,449	2.8	1.8	10.3

Total funding sources	$7,402,391	100.0	$7,249,438	100.0	$7,474,225	100.0	2.1	(3.0)

Total average funding sources for 2008 increased 2.1%, or $153.0 million, with the increase in short term borrowed funds of $307.2 million partially offset by decreases in more expensive, longer term time deposits. Total average deposits for 2008 were $5.7 billion, compared to $5.9 billion for 2007, a decline of 2.7%. Most of the decline in deposits was in time deposits, including brokered time deposits. Transactional deposits were down 0.3% from 2007 due to slightly lower retail deposits stemming from competitive pricing in our market and general economic conditions.

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

Public balances, denoting the funds held on account for municipalities and other public entities, are included as a part of our total funding sources. Public balances represent an important customer segment for us and reflects our community-based roots. We enter into specific agreements with public customers to pledge collateral, primarily securities, in support of the balances on account. Because the average customer tenure with us is approximately 14 years, they provide us with a more reliable, lower cost, short-term funding source than what is available through other wholesale alternatives. These relationships also provide numerous cross-sell and business referral opportunities.

In 2008, we had average public funds on account totaling $776.9 million, of which 76.0% were collateralized primarily with securities and, to a lesser extent, mortgage loans. Of this total, $725.4 million was held in deposit accounts, predominately NOW accounts, with the remainder representing securities sold under agreement to repurchase. This contrasts to average balances maintained of $784.8 million in 2007 and $734.0 million in 2006. Year-to-year changes in balances are influenced by the tax collection activities of the various municipalities, which are heavily dependent upon real estate values, as well as the general level of interest rates. The size of our securities portfolio is influenced, in part, by the size of our public customer base. For additional discussion of the securities portfolio, refer to the section titled “Investment Portfolio Management.”

Table 18

Borrowed Funds

(Dollar amounts in thousands)

	2008		2007		2006
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year-end:
Securities sold under agreements to repurchase	$457,598	1.86	$364,164	4.03	$477,908	4.78
Federal funds purchased	280,000	0.12	301,000	3.62	134,700	5.20
Federal Home Loan Bank advances	310,736	2.68	599,064	4.69	569,660	5.22
Federal term auction facilities	650,000	0.44	-	-	-	-

Total borrowed funds	$1,698,334	1.18	$1,264,228	4.25	$1,182,268	5.04

Average for the year:
Securities sold under agreements to repurchase	$430,074	2.34	$420,903	4.55	$461,638	4.37
Federal funds purchased	289,439	1.97	141,663	5.16	280,305	5.02
Federal Home Loan Bank advances	563,984	3.31	569,134	5.11	594,496	4.80
Federal term auction facilities	155,411	1.78	-	-	-	-
Other borrowed funds	-	-	-	-	3,387	5.45

Total borrowed funds	$1,438,908	2.58	$1,131,700	4.91	$1,339,826	4.70

Maximum month-end balance:
Securities sold under agreements to repurchase	$643,015		$567,174		$618,006
Federal funds purchased	535,000		301,000		411,000
Federal Home Loan Bank advances	647,737		639,647		954,970
Federal term auction facilities	650,000		-		-
Other borrowed funds	-		-		31,409

Weighted-average maturity of FHLB advances	5.4 months		7.4 months		0.6 months

Average borrowed funds totaled $1.4 billion, increasing $307.2 million, or 27.1%, from 2007 to 2008 following a 15.5% decrease from 2007 to 2006. We make extensive, interchangeable use of repurchase agreements, FHLB advances, federal funds purchased, and federal term auction facilities to supplement deposits and leverage the interest yields produced through our securities portfolio. For example, during 2008, more costly FHLB advances and brokered time deposits were replaced by increases in cheaper federal funds purchased and federal term auction facilities.

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

The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2008. Further discussion of the nature of each obligation is included in the referenced note of “Notes to the Consolidated Financial Statements” in Item 8 of this Form 10-K.

Table 19

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items

(Dollar amounts in thousands)

		Payments Due In
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	8	$3,457,954	$-	$-	$-	$3,457,954
Time deposits	8	1,885,132	207,141	35,007	520	2,127,800
Borrowed funds	9	1,550,085	61,693	86,556	-	1,698,334
Subordinated debt	10	-	-	-	232,409	232,409
Operating leases	6	2,832	5,435	5,088	5,031	18,386
Pension liability	16	444	3,609	5,051	20,727	29,831
Change-in-control obligation for a 2006 bank acquisition	-	174	-	-	-	174
Uncertain tax positions liability	15					4,449

Commitments to extend credit:
Home equity lines	20					293,221
All other commitments	20					1,230,061

Letters of credit:
Standby	20					145,522
Commercial	20					490

MANAGEMENT OF CAPITAL

Capital Measurements

A strong capital structure is crucial in maintaining investor confidence, accessing capital markets, and enabling the Company to take advantage of future profitable growth opportunities. Our Capital Policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. These requirements specify minimum capital ratios, defined as Tier 1 and Total capital as a percentage of assets and off-balance sheet items that have been weighted according to broad risk categories and a leverage ratio calculated as Tier 1 capital as a percentage of adjusted average assets. We have managed our capital ratios for both the Company and the Bank to consistently maintain such measurements in excess of the Federal Reserve Board (“FRB”) minimum levels considered to be “well capitalized,” which is the highest capital category established.

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as “well capitalized.” All regulatory mandated ratios for characterization as “well capitalized” were significantly exceeded as of December 31, 2008 and improved versus December 31, 2007.

Table 20

Capital Measurements

	December 31,		Regulatory Minimum For “Well Capitalized”		Excess Over Required Minimums at 12/31/08
	2008	2007
Regulatory capital ratios:
Total capital to risk-weighted assets	14.36%	11.58%	10.00%		$288,497
Tier 1 capital to risk-weighted assets	11.60%	9.03%	6.00%		370,196
Tier 1 leverage to average assets	9.41%	7.46%	5.00%		359,425
Tangible common equity ratios:
Tangible common equity to tangible assets	5.23%	5.58%		(1)
Tangible common equity, excluding other comprehensive loss, to tangible assets	5.45%	5.73%		(1)
Tangible common equity to risk-weighted assets	6.53%	6.87%		(1)

(1)

Ratio is not subject to formal FRB regulatory guidance. Tangible common equity equals total common equity less goodwill, and other intangible assets, and tangible assets equals total assets less goodwill and other intangible assets.

Issuance of Preferred Shares

On December 5, 2008, we received $193.0 million from the sale of preferred shares to the U.S. Treasury as part of its Capital Purchase Plan (“CPP”). In connection with the CPP, we issued to the U.S. Treasury a total of 193,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, at an initial fixed dividend rate of 5% with a $1,000 per share liquidation preference, and a warrant to purchase up to 1,305,230 shares of the Company’s common stock at an exercise price of $22.18 per share. Both the preferred shares and the warrant are accounted for as components of our regulatory Tier 1 capital as of December 31, 2008. Preferred share proceeds received were temporarily invested in government sponsored mortgage-backed securities pending future deployment.

For further details of the regulatory capital requirements and ratios as of December 31, 2008 and 2007, for the Company and the Bank, see Note 19 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Stock Repurchase Programs

In order to participate in the CPP program, the Company agreed to restrictions imposed by the U.S. Treasury limiting the repurchase of the Company’s common stock. For a detailed description of these restrictions, see Item 1A. “Risk Factors” elsewhere in this report.

Prior to participation in the CPP program, the Company purchased 4,756 shares of its common stock at a weighted average cost of $28.87 per share during 2008 and 1,767,135 shares of its common stock at a weighted average cost of $34.93 per share during 2007.

Shares repurchased are held as treasury stock and are available for issuance in conjunction with our Dividend Reinvestment Plan, qualified and nonqualified retirement plans, share-based compensation plans, and other general corporate purposes. We reissued 183,168 treasury shares in 2008 and 199,871 treasury shares in 2007 to fund such plans.

Dividends

Our Board of Directors periodically reviews our dividend payout ratio to ensure that it is consistent with internal capital guidelines, industry standards, and peer group practices.

Responsive to the environment at the time, on December 10, 2008, our Board of Directors announced a reduction in our quarterly common stock dividend from $0.310 per share to $0.225 per share. This reduction equates to approximately $16 million in retained capital over the course of a year.

The dividend payout ratio, which represents the percentage of dividends declared to stockholders to earnings per share, was 115.5% for 2008 and 73.8% for 2007. The dividend payout ratio has averaged approximately 65.0% for the past five years.

Since we elected to participate in the Capital Purchase Program, our ability to increase quarterly common stock dividends above $0.310 per share will be subject to the applicable restrictions of this program for three years following the sale of the preferred stock.

Given current conditions, the Board of Directors continues to evaluate all aspects of our capital plan each quarter.

QUARTERLY REVIEW

Table 21

Quarterly Earnings Performance (1)

(Dollar amounts in thousands, except per share data)

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$97,933	$101,486	$101,313	$108,475	$114,611	$120,090	$120,671	121,589
Interest expense	32,920	38,728	40,987	49,975	56,513	59,393	59,707	61,219

Net interest income	65,013	62,758	60,326	58,500	58,098	60,697	60,964	60,370

Provision for loan losses	42,385	13,029	5,780	9,060	2,042	470	1,761	2,960
Noninterest income	12,086	25,440	27,041	25,051	27,576	28,560	29,662	25,256
Gains (losses) on securities sales, net	262	48	1,344	7,249	14	(5,165)	961	3,444
Securities impairment losses	(34,477)	(1,794)	(5,962)	(2,281)	(50,055)	-	-	-
Noninterest expense	46,581	48,436	49,945	49,343	50,264	49,981	50,737	48,155

Income before income tax (benefit) expense	(46,082)	24,987	27,024	30,116	(16,673)	33,641	39,089	37,955
Income tax (benefit) expense	(19,192)	796	27	5,078	(11,255)	6,404	9,778	8,926

Net (loss) income	(26,890)	24,191	26,997	25,038	(5,418)	27,237	29,311	29,029
Preferred dividends	(712)	-	-	-	-	-	-	-

Net (loss) income applicable to common shares	$(27,602)	$24,191	$26,997	$25,038	$(5,418)	$27,237	$29,311	$29,029

Basic earnings per common share	$(0.57)	$0.05	$0.56	$0.52	$(0.11)	$0.55	$0.59	0.58
Diluted earnings per common share	$(0.57)	$0.05	$0.56	$0.52	$(0.11)	$0.55	$0.59	0.58
Return on average common equity	(13.89% )	13.09%	14.57%	13.75%	(2.91% )	14.57%	15.47%	15.48%
Return on average assets	(1.31% )	1.16%	1.33%	1.25%	(0.27% )	1.35%	1.44%	1.42%
Net interest margin – tax-equivalent	3.71%	3.63%	3.58%	3.53%	3.53%	3.63%	3.61%	3.53%

(1)	All ratios are presented on an annualized basis.

FOURTH QUARTER 2008 vs. 2007

Our net loss was $26.9 million for fourth quarter 2008. This compares to a net loss of $5.4 million for fourth quarter 2007. We reported a loss of $0.57 per diluted common share for fourth quarter 2008 compared to a loss of $0.11 per diluted common share for fourth quarter 2007. Return on average assets was a negative 1.31% for fourth quarter 2008 compared to a negative 0.27% for fourth quarter 2007. Return on average common equity was a negative 13.89% for fourth quarter 2008 compared to a negative 2.91% for fourth quarter 2007. Performance for the quarter was adversely impacted by higher loan loss provisions and securities-related losses, stemming from continued economic weakness.

Net loss before taxes totaled $46.1 million for fourth quarter 2008 compared to $16.7 million for fourth quarter 2007, with the difference largely due to higher provision for loan losses. Provision for loan losses for fourth quarter 2008 was $42.4 million as contrasted to $2.0 million in fourth quarter 2007. Excluding the provision for loan losses and market-related losses, income before taxes would have been $40.9 million for fourth quarter 2008 and $35.4 million for fourth quarter 2007.

Total loans as of December 31, 2008 were $5.4 billion, up 2.6% compared to September 30, 2008. Total average deposits for fourth quarter 2008 were $5.6 billion, compared to $5.8 billion for third quarter 2008 with the decline reflecting slightly lower retail deposits stemming from competitive pricing in our market and general economic conditions.

We improved our tax equivalent net interest margin from the preceding quarter and from fourth quarter 2007. Tax equivalent net interest margin was 3.71% for fourth quarter 2008 compared to 3.63% for third quarter 2008 and 3.53% for fourth quarter 2007. For fourth quarter 2008 compared to fourth quarter 2007, the yield received on our average earning interest-assets declined 124 basis points while our cost of funds declined 168 basis points.

Fee-based revenues were $23.0 million for fourth quarter 2008, down 9.1% from fourth quarter 2007, primarily due to lower trust revenue and retail sales of investment products.

Operating expenses continue to be well controlled. Noninterest expense was $46.6 million for fourth quarter 2008, down 7.3% from fourth quarter 2007. The declines were primarily due to reductions in salaries and benefits costs. In 2007 and continuing into 2008, we initiated targeted staff reductions, primarily in support and administrative areas. Full time employees have declined over this period by 4.4%, or 83 full-time equivalents.

Non-accrual loans at December 31, 2008 were $127.8 million, or 2.38% of total loans, with residential land and development non-accruals accounting for $97.1 million of the total. The increase in non-accrual loans from September 30, 2008 of $74.5 million stems primarily from the impact of slowing market conditions on five residential developers.

As of December 31, 2008, loans 90 days past due and still accruing totaled $37.0 million, unchanged from September 30, 2008 and up $15.9 million from December 31, 2007. All such loans are believed to be adequately collateralized and in the process of collection.

Foreclosed real estate was $24.4 million as of December 31, 2008 as compared to $23.7 million as of September 30, 2008 and $6.1 million as of December 31, 2007, with 61.7% of the December 31, 2008 balance representing collateral underlying foreclosed residential developments.

In response to the impact of continuing economic weakness on real estate and related markets, we increased our reserve for loan losses to $93.9 million as of December 31, 2008, up $24.1 million from September 30, 2008 and $32.1 million from December 31, 2007. The reserve for loan losses represented 1.75% of total loans outstanding at December 31, 2008, compared to 1.25% at December 31, 2007 and 1.34% at September 30, 2008. Provision for loan losses for fourth quarter 2008 was $42.4 million.

During fourth quarter 2008, net charge-offs totaled $18.3 million as compared to $9.3 million in third quarter 2008. The majority of the increase is due to charge-offs of residential land and development loans. In fourth quarter 2008, we charged-off $9.2 million related to residential construction, with four loans accounting for substantially the entire amount, and $5.6 million related to commercial and industrial loans, with the majority due to two individual loans.

Non-cash impairment charges totaling $34.5 million were recorded in fourth quarter 2008. Of such charges, $24.8 million related to three trust-preferred collateralized debt obligations (“CDOs”) with an aggregate cost of $38.9 million. The remaining $9.7 million of non-cash impairment charges related to two whole loan mortgage-backed securities with a combined par value of $16.6 million and a single Sallie Mae debt issuance with a par value of $10.0 million. These non-cash charges largely reflect the illiquidity and market risks existent generally.

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

Reserve for Loan Losses

Determination of the reserve for loan losses is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the reserve, while recoveries of amounts previously charged-off are credited to the reserve. Additions to the reserve for loan losses are charged to operating expense through the provision for loan losses. The amount charged to operating expense in any given year is dependent upon a number of factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and our assessment of the reserve for loan losses. For a full discussion of our methodology of assessing the adequacy of the reserve for loan losses, see Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

The fair values of securities are based on quoted prices obtained from third party pricing services or dealer market participants where a ready market for such securities exists. Where such a market does not exist, as for our collateralized trust-preferred debt obligations (“TRUPs”), we have estimated fair value using our own cash flow model. This model was created by a structured credit valuation firm with our assistance. It uses independently verifiable historical data, as well as current information from the market, such as equity volatility, to calculate the probability of default by any of the entities comprising the underlying collateral pool and the ensuing cash flows to our particular tranche for each TRUP. The model uses assumptions that are subject to management’s judgment and which can significantly impact the resulting fair values. We believe the model uses reasonable assumptions to estimate fair values where no market exists for these investments. Unrealized gains and losses on securities available-for-sale are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive income. Interest income is reported net of amortization of premium and accretion of discount.

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

Income Taxes

We determine our income tax expense based on management’s judgments and estimates regarding permanent differences in the treatment of specific items of income and expense for financial statement and income tax purposes. These permanent differences result in an effective tax rate, which differs from the federal statutory rate. In addition, we recognize deferred tax assets and liabilities, recorded in the Consolidated Statements of Financial Condition, based on management’s judgments and estimates regarding timing differences in the recognition of income and expenses for financial statement and income tax purposes.

We must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback or carryforward to taxable income in prior or future years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. We have established a valuation allowance of $1.7 million for certain state net operating loss carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of December 31, 2008, although there is no guarantee that those assets will be recognizable in future periods. For additional discussion of income taxes, see Notes 1 and 15 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

FORWARD-LOOKING STATEMENTS

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

—

Governmental monetary and fiscal policies and legislative and regulatory changes that may result in the imposition of costs and constraints through higher FDIC insurance premiums, significant fluctuations in market interest rates, increases in capital requirements, or operational limitations;

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, and other cautionary statements set forth elsewhere in this report.

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

We monitor and manage interest rate risk within approved policy limits. Our current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in all interest rates compared to net interest income in an unchanging interest rate environment. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates. As of December 31, 2008, the percent change expected assuming a gradual decrease in interest rates was outside of policy. However, given the current market conditions as of December 31, 2008, the Bank’s Board of Directors temporarily authorized operations outside of policy limits.

Analysis of Net Interest Income Sensitivity

(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	+200	-300 (2)		+300
December 31, 2008:
Dollar change	$(28,797)	$(21,942)	$(43,001)	$(24,416)	$	N/M	$(30,604)
Percent change	-10.4%	-7.9%	-15.5%	-8.8%		N/M	-11.0%
December 31, 2007:
Dollar change	$5,587	$(14,594)	$5,928	$(18,088)		1,559	$(24,369)
Percent change	+2.2%	-5.8%	+2.3%	-7.1%		+0.6%	-9.6%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.

(2)

N/M - Due to the low level of interest rates as of December 31, 2008, in management’s judgment, an assumed 300 basis point drop in interest rates was deemed not meaningful in the existent interest rate environment.

At December 31, 2008, our interest rate sensitivity profile, assuming a gradual upward change in interest rates, reflected a slightly greater negative exposure to rising interest rates in comparison to December 31, 2007. Conversely, in a falling interest rate environment, our exposure reflected a negative position as of December 31, 2008 in comparison to a positive position as of December 31, 2007. The change in earnings risk to rising interest rates is the result of a reduction in the duration of borrowed funds and an increase in the amount of short-term funding. These short-term liabilities increase the sensitivity of interest expense to rising interest rates, which create a greater benefit in a lower interest rate environment. This benefit is mitigated, however, by a lack of repricing potential on all liabilities due to the extremely low level of market interest rates. Market rates, specifically the federal funds target rate and the prime rate, have declined 400 basis points from December 31, 2007 to December 31, 2008.

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

Analysis of Economic Value of Equity

(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200
December 31, 2008:
Dollar change	$(89,123)	$(54,136)
Percent change	-6.8%	-4.1%
December 31, 2007:
Dollar change	$(40,870)	$(89,164)
Percent change	-3.2%	-7.1%

As of December 31, 2008, the estimated sensitivity of the economic value of equity to changes in interest rates reflected more negative exposure to lower interest rates and less negative exposure to higher interest rates compared to that existing at December 31, 2007. As of December 31, 2007, the negative exposure to falling interest rates is shown net of the positive impact of reducing the interest rates paid on transaction account balances. As of December 31, 2008, transaction account balances already reflect significant interest rate reductions, so there is limited potential for further reductions in those rates. Therefore, since asset yields can continue to decline while any decline in liabilities is limited, there is an increased exposure to falling interest rates as of December 31, 2008 compared to December 31, 2007. Reduced exposure to rising interest rates is primarily due to the benefit that is recaptured on long-term debt as interest rates rise from the low levels that exist currently.

Interest Rate Derivatives

As part of our approach to controlling the interest rate risk within our balance sheet, we have used derivative instruments (specifically interest rate swaps with third parties) in order to limit volatility in net interest income. The advantages of using such interest rate derivatives include minimization of balance sheet leverage resulting in lower capital requirements compared to cash instruments, the ability to maintain or increase liquidity, and the opportunity to customize the interest rate swap to meet desired risk parameters. The accounting policies underlying the treatment of derivative financial instruments in the Consolidated Statements of Financial Condition and Income of the Company are described in Notes 1 and 11 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

We had total interest rate swaps in place with an aggregate notional amount of $20.0 million at December 31, 2008 and $48.0 million at December 31, 2007, hedging various balance sheet categories. The specific terms of the interest rate swaps outstanding as of December 31, 2008 and 2007 are discussed in Note 11 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

/s/ MICHAEL L. SCUDDER	/s/ PAUL F. CLEMENS
Michael L. Scudder President and Chief Executive Officer	Paul F. Clemens Executive Vice President and Chief Financial Officer

February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Midwest Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of First Midwest Bancorp, Inc., and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Midwest Bancorp, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Midwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 27, 2009

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in thousands)

	December 31,
	2008	2007
Assets
Cash and due from banks	$106,082	$193,792
Federal funds sold and other short-term investments	8,226	1,045
Mortgages held for sale	-	394
Trading account securities	12,358	18,352
Securities available-for-sale, at fair value	2,216,186	2,080,046
Securities held-to-maturity, at amortized cost (fair value 2008 - $84,592; 2007 - $97,931)	84,306	97,671
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	54,767	54,767
Loans	5,360,063	4,963,672
Reserve for loan losses	(93,869)	(61,800)

Net loans	5,266,194	4,901,872

Foreclosed real estate	24,368	6,053
Premises, furniture, and equipment	120,035	125,828
Accrued interest receivable	43,247	48,971
Investment in bank owned life insurance	198,533	203,535
Goodwill	262,886	262,195
Other intangible assets	21,662	26,040
Other assets	109,491	70,957

Total assets	$8,528,341	$8,091,518

Liabilities
Demand deposits	$1,040,763	$1,064,684
Savings deposits	747,079	798,361
NOW accounts	915,691	889,760
Money market deposits	754,421	829,226
Time deposits	2,127,800	2,196,830

Total deposits	5,585,754	5,778,861
Borrowed funds	1,698,334	1,264,228
Subordinated debt	232,409	230,082
Accrued interest payable	10,550	16,843
Payable for securities purchased	17,537	-
Other liabilities	75,478	77,529

Total liabilities	7,620,062	7,367,543

Stockholders’ Equity
Preferred stock, no par value; authorized 1,000 shares; issued and outstanding: 2008 - 193 shares, 2007 - no shares	189,617	-
Common stock, $0.01 par value; authorized 100,000 shares; issued 61,326 shares outstanding: 2008 - 48,630 shares, 2007 - 48,453 shares	613	613
Additional paid-in capital	210,698	207,851
Retained earnings	837,390	844,972
Accumulated other comprehensive loss, net of tax	(18,042)	(11,727)
Treasury stock, at cost: 2008 - 12,696 shares; 2007 - 12,873 shares	(311,997)	(317,734)

Total stockholders’ equity	908,279	723,975

Total liabilities and stockholders’ equity	$8,528,341	$8,091,518

See accompanying notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2008	2007	2006
Interest Income
Loans	$302,931	$365,370	$352,939
Securities:
Available-for-sale - taxable	61,844	66,788	73,600
Available-for-sale - nontaxable	38,250	36,972	42,219
Held-to-maturity - taxable	341	422	429
Held-to-maturity - nontaxable	4,013	4,288	4,298

Total interest on securities	104,448	108,470	120,546
Federal Home Loan Bank and Federal Reserve Bank stock	1,318	2,034	2,363
Federal funds sold and other short-term investments	510	1,087	561

Total interest income	409,207	476,961	476,409

Interest Expense
Savings deposits	7,148	11,844	5,116
NOW accounts	9,637	14,536	13,102
Money market deposits	13,220	28,469	27,418
Time deposits	80,617	111,418	102,482
Borrowed funds	37,192	55,540	62,974
Subordinated debt	14,796	15,025	13,458

Total interest expense	162,610	236,832	224,550

Net interest income	246,597	240,129	251,859
Provision for loan losses	70,254	7,233	10,229

Net interest income after provision for loan losses	176,343	232,896	241,630

Noninterest Income
Service charges on deposit accounts	44,987	45,015	40,036
Trust and investment advisory fees	15,130	15,701	14,269
Other service charges, commissions, and fees	21,665	25,261	22,754
Card-based fees	16,143	15,925	13,777
Bank owned life insurance (loss) income	(2,369)	8,033	7,616
Trading (losses) gains, net	(5,938)	1,119	562
Securities (losses) gains, net	(35,611)	(50,801)	4,269

Total noninterest income	54,007	60,253	103,283

Noninterest Expense
Salaries and wages	77,074	85,707	80,087
Retirement and other employee benefits	22,836	25,891	26,114
Net occupancy expense	23,378	22,054	20,153
Equipment expense	9,956	10,540	10,227
Technology and related costs	7,429	7,084	6,584
Professional services	10,898	9,034	9,009
Advertising and promotions	6,491	6,293	7,845
Merchant card expense	6,985	6,830	5,800
Other expenses	29,258	25,704	26,796

Total noninterest expense	194,305	199,137	192,615

Income before income tax expense	36,045	94,012	152,298
Income tax (benefit) expense	(13,291)	13,853	35,052
Net income	49,336	80,159	117,246
Preferred dividends	(712)	-	-

Net income applicable to common shares	$48,624	$80,159	$117,246

Per Common Share Data
Basic earnings per common share	$1.00	$1.63	$2.39
Diluted earnings per common share	$1.00	$1.62	$2.37
Weighted-average common shares outstanding	48,462	49,295	49,102
Weighted-average diluted common shares outstanding	48,565	49,622	49,469

See accompanying notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Common Shares Out- Standing	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive (Loss) Income	Treasury Stock	Total
Balance at January 1, 2006	45,387	$-	$569	$60,760	$762,575	$(8,284)	$(271,552)	$544,068
Comprehensive Income:
Net income	-	-	-	-	117,246	-	-	117,246
Other comprehensive income	-	-	-	-	-	1,551	-	1,551

Total comprehensive income								118,797
Adjustment to initially apply SFAS No. 158	-	-	-	-	-	(8,555)	-	(8,555)
Common dividends declared ($1.120 per common share)	-		-	-	(56,034)	-	-	(56,034)
Issuance of common stock	4,399	-	44	143,579	-	-		143,623
Purchase of treasury stock	(24)	-	-	-	-	-	(844)	(844)
Share-based compensation expense	-	-	-	3,029	-	-	-	3,029
Exercise of stock options and restricted stock activity	261	-	-	(2,621)	-	-	9,267	6,646
Treasury stock issued to (purchased for) benefit plans	2	-	-	85	-	-	(13)	72
Other	-	-	-	212	-	-	-	212

Balance at December 31, 2006	50,025	-	613	205,044	823,787	(15,288)	(263,142)	751,014
Cumulative effect for change in accounting for purchase of life insurance policies	-	-	-	-	(209)			(209)

Adjusted balance at January 1, 2007	50,025	-	613	205,044	823,578	(15,288)	(263,142)	750,805
Comprehensive Income:
Net income	-	-	-	-	80,159	-	-	80,159
Other comprehensive income	-	-	-	-	-	3,561	-	3,561

Total comprehensive income								83,720
Common dividends declared ($1.195 per common share)	-	-	-	-	(58,765)	-	-	(58,765)
Purchase of treasury stock	(1,767)	-	-	-	-	-	(61,733)	(61,733)
Share-based compensation expense	-	-	-	3,803	-	-	-	3,803
Exercise of stock options and restricted stock activity	199	-	-	(1,001)	-	-	7,284	6,283
Treasury stock (purchased for) issued to benefit plans	(4)	-	-	5	-	-	(143)	(138)

Balance at December 31, 2007	48,453	-	613	207,851	844,972	(11,727)	(317,734)	723,975
Comprehensive Income:
Net income	-	-	-	-	49,336	-	-	49,336
Other comprehensive (loss)	-	-	-	-	-	(6,315)	-	(6,315)

Total comprehensive income								43,021
Common dividends declared ($1.115 per common share)	-	-	-	-	(56,206)	-	-	(56,206)
Preferred dividends declared ($3.472 per preferred share)	-	42	-	-	(712)	-	-	(670)
Issuance of preferred stock	-	189,575	-	3,425	-	-	-	193,000
Purchase of treasury stock	(4)	-	-	-	-	-	(138)	(138)
Share-based compensation expense	-	-	-	3,771	-	-	-	3,771
Exercise of stock options and restricted stock activity	184	-	-	(4,217)	-	-	5,795	1,578
Treasury stock (purchased for) issued to benefit plans	(3)	-	-	(132)	-	-	80	(52)

Balance at December 31, 2008	48,630	$189,617	$613	$210,698	$837,390	$(18,042)	$(311,997)	$908,279

See accompanying notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Years ended December 31,
	2008	2007	2006
Operating Activities
Net income	$49,336	$80,159	$117,246
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	70,254	7,233	10,229
Depreciation of premises, furniture, and equipment	11,445	11,741	10,995
Net accretion of discount on securities	(1,436)	(1,520)	(4,186)
Net losses (gains) on securities	35,611	50,801	(4,269)
Net losses (gains) on sales of other real estate owned	305	(514)	(276)
Net gains on sales of premises, furniture, and equipment	(125)	(340)	(309)
Bank owned life insurance loss (income)	2,369	(8,033)	(7,616)
Net pension cost	2,402	3,814	5,477
Share-based compensation expense	4,545	4,271	3,585
Tax benefit related to share-based compensation	1,370	1,201	1,112
Net (increase) decrease in deferred income taxes	(13,248)	(28,221)	5,459
Net amortization of other intangibles	4,377	4,423	4,038
Originations and purchases of mortgage loans held for sale	(850)	(99,219)	(127,029)
Proceeds from sales of mortgage loans held for sale	1,244	103,585	126,570
Net decrease (increase) in trading account securities	5,994	(2,474)	(2,811)
Net decrease (increase) in accrued interest receivable	5,724	5,044	(5,800)
Net (decrease) increase in accrued interest payable	(6,293)	(3,586)	5,788
Net (increase) decrease in other assets	(35,310)	10,772	3,765
Net increase (decrease) in other liabilities	18,007	(17,674)	(27,826)

Net cash provided by operating activities	155,721	121,463	114,142

Investing Activities
Securities available-for-sale:
Proceeds from maturities, repayments, and calls	291,048	287,426	463,735
Proceeds from sales	226,575	334,892	327,952
Purchases	(683,729)	(360,434)	(519,883)
Securities held-to-maturity:
Proceeds from maturities, repayments, and calls	43,497	49,177	68,432
Purchases	(30,046)	(55,341)	(67,984)
Net (increase) decrease in loans	(461,918)	28,538	(144,043)
Proceeds from claims on bank owned life insurance	2,633	887	718
Purchases of bank owned life insurance	-	-	(15,000)
Proceeds from sales of other real estate owned	7,446	5,420	4,889
Proceeds from sales of premises, furniture, and equipment	718	1,036	1,059
Purchases of premises, furniture, and equipment	(6,245)	(11,588)	(18,807)
Acquisitions, net of cash acquired	-	-	(220,967)

Net cash (used in) provided by investing activities	(610,021)	280,013	(119,899)

Financing Activities
Net (decrease) increase in deposit accounts	(193,107)	(388,355)	79,403
Net increase (decrease) in borrowed funds	434,106	81,960	(211,860)
Proceeds from the issuance of subordinated debt	-	-	99,887
Proceeds from the issuance of preferred stock	193,000	-	-
Proceeds from the issuance of common stock	-	-	143,623
Purchases of treasury stock	(138)	(61,733)	(844)
Cash dividends paid	(60,298)	(58,499)	(53,757)
Exercise of stock options and restricted stock activity	245	4,721	4,610
Excess tax (expense) benefit related to share-based compensation	(37)	361	924

Net cash provided by (used in) financing activities	373,771	(421,545)	61,986

Net (decrease) increase in cash and cash equivalents	(80,529)	(20,069)	56,229
Cash and cash equivalents at beginning of year	194,837	214,906	158,677

Cash and cash equivalents at end of year	$114,308	$194,837	$214,906

See accompanying notes to consolidated financial statements.

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

The historical cost of debt securities is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security, using the effective interest method. In determining the estimated life of a mortgage-backed security, certain judgments are required as to the timing and amount of future principal prepayments. These judgments are made based on the actual performance of the underlying security and the general market consensus regarding changes in mortgage interest rates and underlying prepayment estimates. Amortization of premium and accretion of discount are included in interest income from the related security.

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

Non-accrual loans - Generally, commercial loans and loans secured by real estate (including impaired loans) are designated as non-accrual: (a) when either principal or interest payments are 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection; or (b) when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the reserve for loan losses. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Non-accrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to such collectibility.

Commercial loans and loans secured by real estate are generally charged-off when deemed uncollectible. A loss is recorded at that time if the net realizable value can be quantified and it is less than the associated principal and interest. Consumer loans are subject to mandatory charge-off at a specified delinquency date and are usually not classified as non-accrual prior to being charged-off. Closed-end consumer loans, which include installment, automobile, and single payment loans are generally charged-off in full no later than the end of the month in which the loan becomes 120 days past due.

Impaired Loans - A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for loss accrual. All loans subject to evaluation and considered to be impaired are included in non-performing assets.

Restructured Loans - In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a restructured loan. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from restructured loans in the calendar years subsequent to the restructuring if they are in compliance with modified terms. Generally, a non-accrual loan that is restructured remains on non-accrual until such time that repayment of the remaining principal and interest is not in doubt, and the borrower has a period of satisfactory repayment performance.

90-Day Past Due Loans - 90 days past due loans are loans for which principal or interest payments become 90 days past due but that still accrue interest since they are loans that are well secured and in the process of collection.

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

The reserve for loan losses consists of three components calculated based on estimations performed pursuant to the requirements of the Financial Accounting Standards Board (“FASB”) Statement No. 5, Accounting for Contingencies, and FASB Statements Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan (“SFAS Nos. 114 and 118”). The reserve for loan losses consists of: (i) specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates.

The specific reserves component of the reserve for loan losses is based on a regular analysis of impaired loans exceeding a fixed dollar amount where the internal credit rating is at or below a predetermined classification. A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment valuation are defined as non-accrual and restructured loans exclusive of smaller homogeneous loans such as home equity, installment, and 1-4 family residential loans. Impairment is measured by estimating the fair value of the loan based on the present value of expected future cash flows, discounted at the loan’s initial effective interest rate or the fair value of the underlying collateral less costs to sell, if repayment of the loan is collateral-dependent. If the estimated fair value of the loan is less than the recorded book value, a valuation reserve is established as a component of the reserve for loan losses.

The component of the reserve for loan losses based on historical loan loss experience is determined statistically using a loss migration analysis that examines loss experience and the related internal grading of loans charged- off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience.

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

Foreclosed Real Estate - Foreclosed real estate includes properties acquired in partial or total satisfaction of certain loans. Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Any write-downs in the carrying value of a property at the time of acquisition are charged against the reserve for loan losses. Management periodically reviews the carrying value of foreclosed real estate properties. Any write-downs of the properties subsequent to acquisition, as well as gains or losses on disposition and income or expense from the operations of foreclosed real estate, are recognized in operating results in the period they are realized.

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

Bank Owned Life Insurance (“BOLI”) - BOLI represents life insurance policies on the lives of certain Company officers and directors for which the Company is the sole beneficiary. These policies are recorded as an asset on the Consolidated Statements of Financial Condition at their cash surrender value, or the amount that could be realized currently. The change in cash surrender value and insurance proceeds received are recorded as BOLI (loss) income on the Consolidated Statements of Income in noninterest income.

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

On the date the Company enters into a derivative contract, it designates the derivative instrument as either a fair value hedge, cash flow hedge, or as a freestanding derivative instrument. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk, are considered to be fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows to be received or paid related to an asset or liability or other types of forecasted transactions are considered to be cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking each hedge transaction.

For effective derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income. The unrealized gain or loss is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (for example, when a hedged item is terminated or redesignated). For all hedge relationships, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of change.

At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If a derivative instrument designated as a hedge is terminated or ceases to be highly effective, hedge accounting is discontinued prospectively and the gain or loss is amortized to earnings. For fair value hedges, the gain or loss is amortized over the remaining life of the hedged asset or liability. For cash flow hedges, the gain or loss is amortized over the same period(s) that the forecasted hedged transactions impact earnings. If the hedged item is disposed of, or the forecasted transaction is no longer probable, any fair value adjustments are included in the gain or loss from the disposition of the hedged item. In the case of a forecasted transaction that is no longer probable, the gain or loss is included in earnings immediately.

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

Earnings Per Share (“EPS”) - Basic EPS is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding plus all potential common shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s potential common shares represent shares issuable under its long-term incentive compensation plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

Treasury Stock - Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Statements of Financial Condition. Treasury stock issued is valued based on the “last in, first out” inventory method. The difference between the consideration received upon issuance and the carrying value is charged or credited to additional paid-in capital.

Share-Based Compensation - The Company accounts for share-based compensation in accordance with the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) using the modified prospective transition method. Under this transition method, compensation cost is recognized in the financial statements beginning January 1, 2006, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to 2006. Share-based compensation expense is included in “salaries and wages” in the Consolidated Statements of Income.

For additional details on the Company’s share-based compensation plans, refer to Note 17, “Share-Based Compensation.”

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

2.    RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements: Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”). Upon adoption, SFAS No. 157 replaced various definitions of fair value in existing accounting literature with a single definition, established a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS No. 157 applies whenever an entity is measuring fair value under other accounting standards that require or permit fair value measurement. To clarify the application of SFAS No. 157 in inactive markets, on October 10, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. Specifically, the FSP addresses the use of broker quotes and pricing services and how an entity’s own input assumptions (such as discount rates used in cash flow projections) should be considered when measuring fair value when relevant observable market data does not exist. While SFAS No. 157 is effective for financial assets and liabilities on January 1, 2008 and for non-financial assets and liabilities on January 1, 2009, the FSP to address fair value measurements for inactive markets was effective on issuance including prior periods for which financial statements had not been issued. The adoption of SFAS No. 157 on January 1, 2008 and the FSP during the third quarter of 2008 did not have a material impact on the Company’s financial position, results of operations, or liquidity. Refer to Note 22, “Estimated Fair Value of Financial Instruments,” for the Company’s fair value measurement disclosures.

Fair Value Option: Effective January 1, 2008, the Company adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value. The fair value option is applied on an instrument-by-instrument basis, is irrevocable, and can only be applied to an entire instrument and not to specified risks, specified cash flows, or portions of that instrument. Changes in fair value on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred. SFAS No. 159 also requires entities to provide additional information that would help users of the financial statements understand how changes in fair values affect current-period earnings. While the Company did not elect the fair value option on the adoption date, it may elect this guidance for financial assets and liabilities in the future as permitted under the statement. Accordingly, the adoption of SFAS No. 159 on January 1, 2008 did not have an impact on the Company’s financial position, results of operations, or liquidity.

Endorsement Split-Dollar Life Insurance Arrangements: Effective January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). The EITF is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The effect of initially applying the guidance would be accounted for as a cumulative-effect adjustment to beginning retained earnings with the option of retrospective application. As the Company had already followed the provisions of this statement, the adoption of EITF 06-4 on January 1, 2008 did not have an impact on the Company’s financial position, results of operations, or liquidity.

Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this statement include:

—	The acquisition date will be the date the acquirer obtains control.
—	All (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date.
—

Assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date.

—	Adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year.
—	Acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred.
—	Transaction costs will be expensed as incurred except for debt or equity issuance costs, which will be accounted for in accordance with other generally accepted accounting principles.
—	Reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period.
—	The reserve for loan losses of an acquiree will not be permitted to be recognized by the acquirer.

In addition, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values, cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Company will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. The effect of these new requirements on the Company’s financial position and results of operations will depend on the volume and terms of acquisitions in 2009 and beyond, but will likely increase the amount and change the timing of recognizing expenses related to acquisition activities.

Derivative Disclosures: In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133 (“SFAS No. 161”), which requires an entity to provide greater transparency about how its derivative and hedging activities affect its financial statements. SFAS No. 161 requires enhanced disclosures about: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 affects only disclosures, it will not impact the Company’s financial position or results of operations upon adoption.

Other-Than-Temporary-Impairment: Effective December 31, 2008, the Company adopted EITF 99-20-1, Amendments to the Impairment and Interest Income Guidance of EITF Issue No. 99-20 (“EITF 99-20-1”). The EITF strives to resolve the lack of consistency in the impairment guidance of EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, (“EITF 99-20”) and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for determining whether an other-than-temporary impairment has occurred. Prior to amendment, EITF 99-20 required the use of market participant assumptions regarding future cash flows without consideration of the probability that all cash flows will be collected. However, SFAS No. 115 does not require exclusive reliance on market participant assumptions regarding future cash flows, permitting management to use reasonable judgment in determining the probability that a holder will be unable to collect all amounts due. The EITF removes the “market participant” concept from EITF 99-20 and requires adverse changes in expected cash flows to be “probable” before recognizing impairment under EITF 99-20. The impairment guidance provided by EITF 99-20-1 did not have a significant impact on the Company’s financial position or results of operations upon adoption.

Transfers of Financial Assets: Effective December 31, 2008, the Company adopted FSP No. FAS 140-4 and FIN 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, (“FSP FAS 140-4 and FIN 46R-8”). The FSP was issued in advance of the finalization of other proposed amendments to FASB Statements No. 140 and Interpretation No. 46R and requires additional disclosures about transfers of financial assets and about an entity’s involvement with variable interest entities. This FSP is effective for interim and annual reporting periods ending after December 15, 2008. Adoption of this FSP affects disclosures only and therefore has no impact on the Company’s financial position or results of operations.

Disclosures about Pension Plan Assets: In December 2008, the FASB issued FSP FAS 132R-1, Disclosures about Plan Assets. This FSP requires additional disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP has two main objectives. First, it requires additional disclosures about major categories of plan assets and concentrations of risk within plan assets. Second, it applies the requirements of SFAS No. 157 to defined benefit plans by requiring disclosure of the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using unobservable inputs on changes in plan assets for the period. The requirements of the FSP are not effective until fiscal years ending after December 15, 2009, and thus will be included in the Company’s financial statements beginning with the financial statements for the year ended December 31, 2009. Adoption of this FSP affects disclosures only and therefore has no impact on the Company’s financial position or results of operations.

3.    SECURITIES

Securities Portfolio

(Dollar amounts in thousands)

	December 31,
	2008				2007
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available- for-Sale
U.S. Treasury	$1,039	$2	$-	$1,041	$1,027	$2	$(1)	$1,028
U.S. Agency	-	-	-	-	41,895	597	-	42,492
Collateralized mortgage obligations	694,285	7,668	(3,114)	698,839	534,688	2,333	(2,221)	534,800
Other mortgage- backed	504,918	13,421	(74)	518,265	417,532	5,116	(2,328)	420,320
State and municipal	907,036	12,606	(12,895)	906,747	961,638	7,728	(2,531)	966,835
Collateralized debt obligations	60,406	-	(18,320)	42,086	95,584	-	(13,954)	81,630
Other	51,820	213	(2,825)	49,208	35,295	34	(2,388)	32,941

Total	$2,219,504	$33,910	$(37,228)	$2,216,186	$2,087,659	$15,810	$(23,423)	$2,080,046

Securities Held- to-Maturity
State and municipal	$84,306	$286	$-	$84,592	$97,671	$260	$-	$97,931

Trading Securities				$12,358				$18,352

Other available-for-sale securities include corporate bonds and other miscellaneous marketable equity securities.

Trading securities held by the Company represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Net trading (losses) gains, representing changes in the fair value of the portfolio, are included in other noninterest income in the Consolidated Statements of Income and totaled $(5.9) million in 2008, $1.1 million in 2007, and $561,000 in 2006.

The carrying value of securities available-for-sale, securities held-to-maturity, and securities purchased under agreements to resell that were pledged to secure deposits and for other purposes as permitted or required by law totaled $1.7 billion at December 31, 2008 and $1.8 billion at December 31, 2007.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated stockholders’ equity on December 31, 2008 or 2007.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of December 31, 2008 and 2007.

Securities In an Unrealized Loss Position

(Dollar amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2008
Collateralized mortgage obligations	$27,142	$49	$39,923	$3,065	$67,065	$3,114
Other mortgage-backed securities	113	1	6,246	73	6,359	74
State and municipal	144,997	5,783	174,141	7,112	319,138	12,895
Collateralized debt obligations	-	-	28,004	18,320	28,004	18,320
Other	23,092	2,586	1,065	239	24,157	2,825

Total	$195,344	$8,419	$249,379	$28,809	$444,723	$37,228

As of December 31, 2007
U.S. Treasury	$551	$1	$-	$-	$551	$1
Collateralized mortgage obligations	38,739	169	242,894	2,052	281,633	2,221
Other mortgage-backed securities	3,598	9	166,164	2,319	169,762	2,328
State and municipal	80,944	779	230,120	1,752	311,064	2,531
Collateralized debt obligations	65,879	12,874	5,670	1,080	71,549	13,954
Other	973	27	7,945	2,361	8,918	2,388

Total	$190,684	$13,859	$652,793	$9,564	$843,477	$23,423

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

The unrealized loss on collateralized debt obligations (“CDOs”) as of December 31, 2008 of $18.3 million reflects the market’s temporary negative bias toward structured investment vehicles given the current interest rate and liquidity environment. The Company does not believe this loss is an other-than-temporary impairment. The Company expects no change in its net cash flows from these investments from what was originally anticipated, and the Company has both the intent and ability to hold them until maturity or recovery. The Company’s estimation of cash flows for these investments and resulting fair values were based upon its own cash flow modeling in accordance with SFAS No. 157, as described in Note 22, “Estimated Fair Value of Financial Instruments.”

The unrealized losses in the Company’s investment in other securities consist of unrealized losses on corporate bonds and equity securities and relate to temporary movements in the financial markets.

Management does not believe any individual unrealized loss as of December 31, 2008 represents an other-than-temporary impairment. The declines in fair value on the Company’s securities are not attributable to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost, or to maturity.

Remaining Contractual Maturity of Securities

(Dollar amounts in thousands)

	December 31, 2008
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$85,511	$83,721	$10,926	$10,963
One year to five years	156,422	153,149	23,072	23,150
Five years to ten years	338,119	331,044	16,227	16,282
After ten years	424,160	415,285	34,081	34,197
Collateralized mortgage obligations	694,285	698,839	-	-
Other mortgage-backed securities	504,918	518,265	-	-
Equity securities	16,089	15,883	-	-

Total	$2,219,504	$2,216,186	$84,306	$84,592

Securities Gains (Losses)

(Dollar amounts in thousands)

	Years ended December 31,
	2008	2007	2006
Proceeds from sales	$226,575	$334,892	$327,952
Gains (losses) on sales of securities:
Gross realized gains	$8,906	$4,619	$4,774
Gross realized losses	(3)	(5,365)	(505)

Net realized (losses) gains on securities sales	8,903	(746)	4,269
Non-cash impairment charges	(44,514)	(50,055)	-

Net realized (losses) gains	$(35,611)	$(50,801)	$4,269

Income tax (benefit) expense on net realized (losses) gains	$(13,888)	$(19,812)	$1,666

In fourth quarter 2007, the Company recorded an other-than-temporary (“OTTI”) impairment of $50.1 million related to six asset-backed CDOs with a book value of $60.2 million and a fair value of $10.1 million. During 2008, the Company recorded an additional OTTI charge of the remaining $10.1 million carrying value.

Of the remaining 2008 non-cash impairment charge of $34.5 million, $24.8 million related to three trust-preferred CDOs with an aggregate cost of $38.9 million. These securities continue to meet all scheduled debt service requirements. The Company also recorded a $9.7 million non-cash impairment charge related to two whole loan mortgage-backed securities with a combined par value of $16.6 million and a single Sallie Mae debt issuance with a par value of $10.0 million. The two whole loan mortgage-backed securities are included with collateralized mortgage obligations and the Sallie Mae debt issuance is included in other securities.

For additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) thereon, see Note 14, “Comprehensive Income.”

4.    LOANS

Loan Portfolio

(Dollar amounts in thousands)

	December 31,
	2008	2007
Commercial and industrial	$1,490,101	$1,347,481
Agricultural	142,635	181,358
Real estate - office, retail, and industrial	1,127,689	942,065
Real estate - residential land and development	509,059	505,194
Real estate - multi-family	237,646	178,602
Real estate - other commercial real estate	1,106,952	1,024,490
Consumer	547,784	563,741
Real estate - 1-4 family	198,197	220,741

Total loans	$5,360,063	$4,963,672

Total loans reported are net of deferred loan fees of $8.5 million at December 31, 2008 and $8.8 million at December 31, 2007 and include overdrawn demand deposits totaling $7.7 million at December 31, 2008 and $11.0 million at December 31, 2007.

The Company primarily lends to small to mid-sized businesses, commercial real estate customers, and consumers in the market areas in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower. The Company believes that such diversification reduces its exposure to economic downturns that may occur in different segments of the economy or in different industries.

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral to obtain prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws and the Company’s lending standards and credit monitoring procedures.

Book Value of Loans Pledged

(Dollar amounts in thousands)

	December 31,
	2008	2007
Loans pledged to secure:
Deposits	$5,910	$55,016
Federal Home Loan Bank advances	619,183	701,177
Federal term auction facilities	1,155,626	-

Total	$1,780,719	$756,193

5.    RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve For Loan Losses

(Dollar amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Balance at beginning of year	$61,800	$62,370	$56,393
Loans charged-off	(40,337)	(10,066)	(12,303)
Recoveries of loans previously charged-off	2,152	2,263	2,116

Net loans charged-off	(38,185)	(7,803)	(10,187)
Provision for loan losses	70,254	7,233	10,229
Reserve of acquired bank	-	-	5,935

Balance at end of year	$93,869	$61,800	$62,370

A portion of the Company’s reserve for loan losses is allocated to loans deemed impaired.

Impaired, Non-accrual, and Past Due Loans

(Dollar amounts in thousands)

	December 31,
	2008	2007
Impaired loans:
Impaired loans with valuation reserve required (1)	$58,439	$3,470
Impaired loans with no valuation reserve required	72,397	18,989

Total impaired loans	$130,836	$22,459

Non-accrual loans:
Impaired loans on non-accrual	$123,492	$15,068
Other non-accrual loans (2)	4,276	3,379

Total non-accrual loans	$127,768	$18,447

Restructured loans	$7,344	$7,391
Loans past due 90 days and still accruing interest	$36,999	$21,149

(1)	These impaired loans require a valuation reserve because the estimated value of the loans is less than the recorded investment in the loans.

(2)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

Impaired Loans

(Dollar amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Valuation reserve related to impaired loans	$10,177	$1,757	$3,594
Average impaired loans	$46,749	$14,184	$12,842
Interest income recognized on impaired loans (1)	$97	$313	$120

(1)	Interest income recognized on impaired loans is recorded using the cash basis of accounting.

As of December 31, 2008, the Company had $20.7 million of additional funds committed to be advanced in connection with impaired loans. In January 2009, a number of these commitments were closed, reducing this amount to $10.8 million.

6.    PREMISES, FURNITURE, AND EQUIPMENT

Premises, Furniture, and Equipment

(Dollar amounts in thousands)

	December 31,
	2008	2007
Land	$42,818	$42,749
Premises	131,630	129,397
Furniture and equipment	80,770	81,863

Total cost	255,218	254,009
Accumulated depreciation	(135,183)	(128,181)

Net book value	$120,035	$125,828

Depreciation expense on premises, furniture, and equipment totaled $11.4 million in 2008, $11.7 million in 2007, and $11.0 million in 2006.

At December 31, 2008, the Company was obligated under certain noncancelable operating leases for premises and equipment, which expire at various dates through the year 2019. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2008, have initial or remaining noncancelable lease terms in excess of one year.

Operating Leases

(Dollar amounts in thousands)

Total
Year ending December 31,
2009	$2,832
2010	2,840
2011	2,595
2012	2,536
2013	2,552
2014 and thereafter	5,031

Total minimum lease payments	$18,386

Rental expense charged to operations amounted to $3.3 million in 2008, $3.4 million in 2007, and $3.2 million in 2006, including amounts paid under short-term cancelable leases. Occupancy expense has been reduced by rental income from premises leased to others in the amount of $479,000 in 2008, $511,000 in 2007, and $473,000 in 2006.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the Carrying Amount of Goodwill

(Dollar amounts in thousands)

	Years Ended December 31,
	2008	2007
Balance at beginning of year	$262,195	$262,195
Purchase accounting adjustments	691	-

Balance at end of year	$262,886	$262,195

Goodwill is not amortized but is subject to impairment tests on at least an annual basis. The Company’s annual goodwill impairment test was performed as of October 1, 2008, and it was determined no impairment existed as of that date.

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

The Company has other intangible assets capitalized on its Consolidated Statements of Financial Condition in the form of core deposit premiums. These intangible assets are being amortized over their estimated useful lives, which range from 5.0 years to 11.8 years. The Company reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Other Intangible Assets

(Dollar amounts in thousands)

	December 31,
	2008	2007
Core deposit intangibles, gross	$35,731	$38,300
Accumulated amortization	(14,069)	(12,260)

Core deposit intangibles, net	$21,662	$26,040

Weighted-average remaining life (in years)	6.7	7.4

Amortization expense totaled $4.4 million in both 2008 and 2007 and $4.0 million in 2006.

Scheduled Amortization of Other Intangible Assets

(Dollar amounts in thousands)

Total
Year ending December 31,
2009	$3,913
2010	3,913
2011	3,144
2012	2,533
2013	2,386
2014 and thereafter	5,773

Total	$21,662

8.    DEPOSITS

Summary of Deposits

(Dollar amounts in thousands)

	December 31,
	2008	2007
Demand deposits	$1,040,763	$1,064,684
Savings deposits	747,079	798,361
NOW accounts	915,691	889,760
Money market deposits	754,421	829,226
Time deposits less than $100,000	1,436,692	1,424,690
Time deposits of $100,000 or more	691,108	772,140

Total deposits	$5,585,754	$5,778,861

Scheduled Maturities of Time Deposits

(Dollar amounts in thousands)

Total
Year ending December 31,
2009	$1,885,132
2010	171,307
2011	35,834
2012	18,917
2013	16,090
2014 and thereafter	520

Total	$2,127,800

Maturities of Time Deposits of $100,000 or More

(Dollar amounts in thousands)

Total
Maturing within 3 months	$255,472
After 3 but within 6 months	144,800
After 6 but within 12 months	214,673
After 12 months	76,163

Total	$691,108

9.    BORROWED FUNDS

Summary of Borrowed Funds

(Dollar amounts in thousands)

	December 31,
	2008	2007
Securities sold under agreements to repurchase	$457,598	$364,164
Federal funds purchased	280,000	301,000
Federal Home Loan Bank advances	310,736	599,064
Federal term auction facilities	650,000	-

Total borrowed funds	$1,698,334	$1,264,228

Securities sold under agreements to repurchase, federal funds purchased, and federal term auction facilities generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. Treasury and U.S. Agency securities and, if required, are held in third party pledge accounts. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2008, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders’ equity.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) and has access to term financing from the FHLB. These advances are secured by qualifying residential and multi-family mortgages, home equity loans, and state and municipal and mortgage-related securities. At December 31, 2008, all advances from the FHLB are fixed rate with interest payable monthly.

Maturity and Rate Schedule for FHLB Advances

(Dollar amounts in thousands)

	December 31, 2008		December 31, 2007
Maturity	Advance Amount	Rate (%)	Advance Amount	Rate (%)
January 2, 2008	$-	-	$125,000	4.34
January 14, 2008	-	-	50,000	5.18
February 19, 2008	-	-	30,000	5.20
March 10, 2008	-	-	70,000	4.98
May 28, 2008	-	-	3,000	2.77
August 15, 2008	-	-	100,000	5.05
August 18, 2008	-	-	50,000	4.96
August 18, 2008	-	-	35,000	4.81
January 5, 2009	100,000	0.35	-	-
February 17, 2009	35,000	4.73	35,000	4.73
July 23, 2009	50,000	3.26	-	-
September 8, 2009	25,000	2.42	-	-
November 5, 2009	50,000	4.30	50,000	4.30
December 4, 2009	50,000	3.79	50,000	3.79
June 15, 2010	736	6.05	1,064	6.05

	$310,736	2.68	$599,064	4.69

None of the Company’s borrowings have any related compensating balance requirements that restrict the use of Company assets.

The Company had unused short-term credit lines available for use of $1.4 billion as of December 31, 2008 and $1.2 billion as of December 31, 2007. Unused lines as of December 31, 2008 consist of available federal funds lines. The availability of the federal funds lines is subject to the liquidity position of other banks. As of December 31, 2008, the Company also had $216.8 million in funding available through the Federal Reserve Bank Discount Window’s primary credit program, which includes federal term auction facilities.

10.    SUBORDINATED DEBT

Subordinated Debt

(Dollar amounts in thousands)

	December 31,
	2008	2007
6.95% junior subordinated debentures due in 2033 (1)	$132,490	$130,174
5.85% subordinated debt due in 2016 (2)	99,919	99,908

Total subordinated debt	$232,409	$230,082

(1)

Included in the carrying value are unaccreted discounts of $125,000 as of December 31, 2008 and $130,000 as of December 31, 2007 and a basis adjustment related to fair value hedges of $3.7 million as of December 31, 2008 and $1.4 million as of December 31, 2007. For additional discussion regarding the fair value hedges, refer to Note 11, “Derivative Instruments and Hedging Activities.”

(2)	Included in the carrying value are unaccreted discounts of $81,000 as of December 31, 2008 and $92,000 as of December 31, 2007.

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

In accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), FMCT I qualifies as a variable interest entity for which the Company is not the primary beneficiary and therefore ineligible for consolidation. Accordingly, the trust is not consolidated in the Company’s financial statements. The subordinated debentures issued by the Company to the trust are included in the Company’s Consolidated Statements of Financial Condition as “subordinated debt” with the corresponding interest distributions recorded as interest expense. The common shares issued by the trust are included in other assets in the Company’s Consolidated Statements of Financial Condition.

Common Stock, Preferred Securities, and Related Debentures

(Dollar amounts and number of shares in thousands)

Issuance trust	First Midwest Capital Trust I
Issuance date	November 18, 2003
Common shares issued	3,866
Trust preferred securities issued (1)	125,000
Coupon rate (2)	6.95%
Maturity	December 1, 2033
Principal amount of debentures (3):
As of December 31, 2008	$ 132,490
As of December 31, 2007	$ 130,174

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

Management uses derivative instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. The derivative instruments the Company primarily uses are interest rate swaps with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the Consolidated Statements of Financial Condition and the risk management strategies for the current and anticipated interest rate environment.

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

Credit risk occurs when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivatives, applying uniform credit standards maintained for all activities with credit risk, and collateralizing gains. The Company maintains a policy limiting credit exposure to any one counterparty to not more than 2.5% of stockholders’ equity. In addition, the Company has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains above an agreed-upon minimum threshold. On December 31, 2008, these collateral agreements covered 100% of the fair value of the Company’s interest rate swaps outstanding. Net losses with counterparties must be collateralized, at the Company’s discretion, with either cash or U.S. Government and U.S. Government-sponsored agency securities. As of December 31, 2008, the Company pledged cash of $2.7 million to collateralize net losses with counterparties. No other collateral was required to be pledged as of December 31, 2008. No cash or other collateral was required to be pledged as of December 31, 2007.

Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations and expected lives presented in the following table are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31, 2008 and 2007.

Fair Value Hedges - During 2008 and 2007, the Company hedged the fair value of fixed rate commercial real estate loans through the use of pay fixed, receive variable interest rate swaps. The Company also hedged the fair value of fixed rate, junior subordinated debentures through the use of pay variable, receive fixed interest rate swaps. The Company recognized ineffectiveness on its fair value hedges of $3,000 in 2008 and $12,000 in 2007, which is included in other noninterest income in the Consolidated Statements of Income. No gains or losses were recognized related to components of derivative instruments that were excluded from the assessment of hedge ineffectiveness during 2008 or 2007.

Other Derivative Activities - The Company had no other derivative instruments as of December 31, 2008. As of December 31, 2007, the Company’s derivative portfolio also included derivative instruments not designated in a hedge relationship. Those instruments included commitments to originate and commitments to sell real estate 1-4 family mortgage loans held for sale. The effect of the mortgage loan commitments was not material for any period presented. The Company does not enter into derivative transactions for purely speculative purposes.

Interest Rate Derivatives Portfolio

(Dollar amounts in thousands)

	December 31,
	2008		2007
Fair Value Hedges
Related to junior subordinated fixed rate debt
Notional amount outstanding	$-		$37,500
Weighted-average interest rate received	-		6.95%
Weighted-average interest rate paid	-		6.72%
Weighted-average maturity (in years)	-		25.94
Derivative asset fair value	$-		$1,661
Method used to assess hedge effectiveness	-		Dollar offset
Method used to calculate ineffectiveness	-		Change in fair value	(2)

Related to fixed rate commercial loans
Notional amount outstanding	$19,982		$10,468
Weighted-average interest rate received	3.16%		6.72%
Weighted-average interest rate paid	6.39%		6.83%
Weighted-average maturity (in years)	8.76		8.69
Derivative liability fair value	$(2,628)		$(401)
Method used to assess hedge effectiveness	Dollar offset or Shortcut	(1)	Shortcut
Method used to calculate ineffectiveness	Change in fair value	(2)	N/A

(1)	The Company uses the shortcut method for one of its derivatives and uses the dollar-offset method for all other derivatives.

(2)	The Company calculated ineffectiveness based on the change in fair value of the hedged item compared with the change in fair value of the hedging instrument.

12.    MATERIAL TRANSACTION AFFECTING STOCKHOLDERS’ EQUITY

In response to the financial crises affecting the financial markets and the banking system, on October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”). Among other things, the EESA establishes a $700 billion Troubled Asset Relief Program (“TARP”). Under the TARP, the United States Department of the Treasury (“Treasury”) has authority, among other things, to purchase mortgages, mortgage-backed securities, capital stock, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Treasury announced several initiatives under the TARP intended to help stabilize the banking industry, including a voluntary Capital Purchase Program (“CPP”) designed to encourage qualifying financial institutions to build capital. Under the CPP, the Treasury may purchase up to $250 billion of senior preferred shares from eligible financial institutions on standardized terms with attached warrants to purchase common stock.

On November 6, 2008, the Treasury notified the Company that it had received preliminary approval as of November 2, 2008 to participate in the CPP. Pursuant to the receipt of preliminary approval and execution of the related agreements, on December 5, 2008, the Company received $193.0 million from the sale of preferred shares to the Treasury as part of the CPP.

In exchange for the $193.0 million, the Company issued to the Treasury a total of 193,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, at an initial fixed dividend rate of 5% with a $1,000 per share liquidation preference and a warrant to purchase up to 1,305,230 shares of the Company’s common stock at an exercise price of $22.18 per share. Both the preferred shares and the warrants are accounted for as components of the Company’s regulatory Tier 1 capital.

The net proceeds were temporarily invested in government sponsored mortgage-backed securities pending future deployment.

Responsive to the environment at the time, on December 10, 2008, the Company’s Board of Directors announced a reduction in its quarterly common stock dividend from $0.310 per share to $0.225 per share. Since the Company elected to participate in the CPP, its ability to increase quarterly common stock dividends above $0.310 per share will be subject to the applicable restrictions of this program for three years following the sale of the preferred stock.

13.    EARNINGS PER COMMON SHARE

Basic and Diluted Earnings Per Common Share

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Net income	$49,336	$80,159	$117,246
Preferred dividends	(670)	-	-
Accretion on preferred stock	(42)	-	-

Net income applicable to common shares	$48,624	$80,159	$117,246

Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	48,462	49,295	49,102
Dilutive effect of stock options	53	291	361
Dilutive effect of non-vested restricted stock awards	50	36	6

Weighted-average diluted common shares outstanding	48,565	49,622	49,469

Basic earnings per common share	$1.00	$1.63	$2.39
Diluted earnings per common share	$1.00	$1.62	$2.37

Stock options and common stock warrants for which the exercise price is greater than the average market price of the Company’s common stock and restricted stock awards for which the number of potential buyback shares is greater than the number of weighted-average shares outstanding are antidilutive and, therefore, not included in the computation of diluted earnings per share. Antidilutive shares excluded from diluted earnings per share totaled 2,631,284 shares for 2008, 823,772 shares for 2007, and 469,721 shares for 2006.

14.    COMPREHENSIVE INCOME

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

Components of Other Comprehensive Income

(Dollar amounts in thousands)

	Years Ended December 31,
	2008			2007			2006
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available-for-sale:
Unrealized holding (losses) gains	$(31,316)	$(12,210)	$(19,106)	$(47,370)	$(18,469)	$(28,901)	$6,390	$2,489	$3,901
Less: Reclassification of net (losses) gains included in net income	(35,611)	(13,888)	(21,723)	(50,801)	(19,812)	(30,989)	4,269	1,666	2,603

Net unrealized holding gains (losses)	4,295	1,678	2,617	3,431	1,343	2,088	2,121	823	1,298

Derivatives used in cash flow hedging relationships:
Unrealized holding (losses)	-	-	-	-	-	-	(67)	(27)	(40)
Less: Reclassification of net (losses) included in net income	-	-	-	-	-	-	(481)	(188)	(293)

Net unrealized holding gains	-	-	-	-	-	-	414	161	253

Funded status of pension plan:
Unrealized holding (losses) gains	(14,658)	(5,726)	(8,932)	2,408	935	1,473	-	-	-

Total other comprehensive (loss) income	$(10,363)	$(4,048)	$(6,315)	$5,839	$2,278	$3,561	$2,535	$984	$1,551

Activity in Accumulated Other Comprehensive (Loss) Income

(Dollar amounts in thousands)

	Years Ended December 31,
	Accumulated Unrealized (Losses) Gains on Securities Available-for- Sale	Accumulated Unrealized (Losses) Gains on Hedging Activities	Accumulated Unrealized (Losses) Gains on Under-funded Pension Obligation	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2006	$(8,031)	$(253)	$-	$(8,284)
2006 other comprehensive income	1,298	253	-	1,551
Adjustment to initially apply SFAS No. 158	-	-	(8,555)	(8,555)

Balance at December 31, 2006	(6,733)	-	(8,555)	(15,288)
2007 other comprehensive income	2,088	-	1,473	3,561

Balance at December 31, 2007	(4,645)	-	(7,082)	(11,727)
2008 other comprehensive income (loss)	2,617	-	(8,932)	(6,315)

Balance at December 31, 2008	$(2,028)	$-	$(16,014)	$(18,042)

15.	INCOME TAXES

Components of Income Taxes

(Dollar amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Current tax expense (benefit):
Federal	$3,429	$33,771	$29,774
State	(3,472)	8,303	(172)

Total	(43)	42,074	29,602

Deferred tax (benefit) expense:
Federal	(5,778)	(17,792)	4,946
State	(7,470)	(10,429)	504

Total	(13,248)	(28,221)	5,450

Total income tax (benefit) expense	$(13,291)	$13,853	$35,052

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded.

Deferred Tax Assets and Liabilities

(Dollar amounts in thousands)

	December 31,
	2008	2007
Deferred tax assets:
Reserve for loan losses	$32,854	$21,630
Unrealized losses	21,639	19,851
Equity compensation expense	3,296	2,479
Accrued retirement benefits	-	2,844
State tax benefits	14,033	7,434
Other	4,973	4,308

Total deferred tax assets	76,795	58,546

Deferred tax liabilities:
Purchase accounting adjustments and intangibles	(8,757)	(8,161)
Dividends receivable	(3,294)	(4,480)
Deferred loan fees	(3,696)	(3,992)
Bond discount accretion	(3,745)	(3,249)
Accrued retirement benefits	(3,953)	-
Depreciation	(2,263)	(2,744)
Other	(3,268)	(3,093)

Total deferred tax liabilities	(28,976)	(25,719)

Deferred tax valuation allowance	(1,744)	-

Net deferred tax assets	46,075	32,827
Tax effect of adjustments related to other comprehensive income	11,528	7,479

Net deferred tax assets including adjustments	$57,603	$40,306

Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition.

At December 31, 2008, the Company had Illinois gross net operating loss carryforwards of $185.1 million, which are available to offset future taxable income. These net operating losses will begin to expire in 2015. The Company also had Indiana gross net operating loss carryforwards of $24.8 million, which will begin to expire in 2021.

On December 31, 2008, the Company recorded a valuation allowance of $1.7 million with respect to Indiana net operating loss carryforwards and net deferred tax assets that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized.

Components of Effective Tax Rate

	Years Ended December 31,
	2008		2007		2006
Statutory federal income tax rate	35.0%		35.0%		35.0%
Tax-exempt income, net of interest expense disallowance	(39.9%	)	(14.2%	)	(9.7%	)
State income tax, net of federal income tax effect	(30.4%	)	(1.5%	)	0.1%
Other, net	(1.6%	)	(4.6%	)	(2.4%	)

Effective tax rate	(36.9%	)	14.7%		23.0%

The decrease in effective income tax rate from 2006 to 2007 and from 2007 to 2008 was primarily attributable to an increase in federal and state tax-exempt income as a percent of total pre-tax income. In addition, the decrease in effective income tax rate from 2007 to 2008 was attributable to the recognition of tax benefits as a result of a favorable court decision and certain tax audit developments.

As of December 31, 2008, 2007, and 2006, the Company’s retained earnings included an appropriation for an acquired thrift’s tax bad debt reserves of approximately $2.5 million for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.

Uncertainty in Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Illinois, Indiana, and Iowa. The Company is no longer subject to examinations by U.S. federal, Indiana, or Iowa tax authorities for years prior to 2004 or by Illinois tax authorities for years prior to 2002.

Certain tax audits issued by the State of Illinois (the “State”) in 2007 remain pending. The Company believes that it is reasonably possible that the audits could be favorably resolved in the next 12 months, which would result in a decrease in unrecognized tax benefits in the range of $0 to $4.0 million.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company was not required to recognize any additional liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Rollforward of Unrecognized Tax Benefits

(Dollar amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Balance at beginning of year	$9,888	$7,734	$5,318
Additions for tax positions relating to the current year	1,187	2,253	2,456
Reductions for tax positions relating to prior years	(5,324)	-	-
Lapse in statute of limitations	-	(99)	(40)

Balance at end of year	$5,751	$9,888	$7,734

Included in the balance at December 31, 2008 are $3.9 million of tax positions that would favorably affect the Company’s effective tax rate if recognized in future periods. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The Company recognized interest, net of tax effect, and penalties of ($303,000) in 2008, $497,000 in 2007, and $229,000 in 2006. The Company had accrued interest and penalties, net of tax effect, of $585,000 as of December 31, 2008 and $888,000 as of December 31, 2007. These amounts are not included in the unrecognized tax benefits rollforward presented above.

16.    EMPLOYEE BENEFIT PLANS

Savings and Profit Sharing Plan - The Company has a defined contribution retirement savings plan (the “Plan”), which allows qualified employees, at their option, to make contributions up to 45% of pre-tax base salary (15% for certain highly compensated employees) through salary deductions under Section 401(k) of the Internal Revenue Code. At the employees’ direction, employee contributions are invested among a variety of investment alternatives. For employees who make voluntary contributions to the Plan, the Company contributes an amount equal to 2% of the employee’s compensation. The Plan also permits the Company to distribute a discretionary profit-sharing component up to 15% of the employee’s compensation. The Company’s matching contribution vests immediately, while the discretionary component gradually vests over a period of six years based on the employee’s years of service. The cost of providing this plan was $2.8 million in 2008, $4.8 million in 2007, and $4.6 million in 2006. The number of shares of the Company common stock held by the Plan was 1,721,707 at December 31, 2008 and 1,654,199 at December 31, 2007. The fair value of Company shares held by the Plan was $34.4 million at December 31, 2008 and $50.6 million at December 31, 2007. The Plan received dividends from the Company of $2.1 million during 2008 and $2.0 million during 2007.

Pension Plan - The Company sponsors a noncontributory defined benefit retirement plan (the “Pension Plan”) covering a majority of full-time employees that provides for retirement benefits based on years of service and compensation levels of the participants. Effective April 1, 2007, the Pension Plan was amended to eliminate new enrollment of employees. Actuarially determined pension costs are charged to current operations. The Company’s funding policy is to contribute amounts to its plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate.

Pension Plan’s Cost and Obligations

(Dollar amounts in thousands)

	December 31,
	2008	2007
Accumulated benefit obligation	$35,121	$32,439

Change in benefit obligation:
Projected benefit obligation at beginning of year	$48,530	$48,162
Service cost	3,123	3,707
Interest cost	3,103	2,927
Actuarial losses (gains)	1,986	(1,686)
Benefits paid	(4,483)	(4,580)

Projected benefit obligation at end of year	$52,259	$48,530

Change in plan assets:
Fair value of plan assets at beginning of year	$44,541	$40,557
Actual return on plan assets	(8,848)	3,564
Benefits paid	(4,483)	(4,580)
Employer contributions	7,500	5,000

Fair value of plan assets at end of year	$38,710	$44,541

Funded Status	$(13,549)	$(3,989)

Amounts recognized in the consolidated statements of financial condition consist of:
Noncurrent pension liability	$(13,549)	$(3,989)

Amounts recognized in accumulated other comprehensive income:
Prior service cost	$15	$18
Net loss	26,237	11,576

Net amount recognized	$26,252	$11,594

Amounts expected to be amortized from other comprehensive income into net periodic benefit cost in the next fiscal year:
Prior service cost	$3	$3
Net loss	2,023	639

Net amount expected to be recognized	$2,026	$642

Weighted-average assumptions at the end of the year used to determine the actuarial present value of the projected benefit obligation:
Discount rate	6.25%	6.50%
Rate of compensation increase	4.50%	4.50%

Net Periodic Benefit Pension Expense

(Dollar amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$3,123	$3,707	$5,002
Interest cost	3,103	2,927	2,781
Expected return on plan assets	(4,329)	(3,660)	(3,468)
Recognized net actuarial loss	501	837	1,158
Amortization of prior service cost	4	3	4

Net periodic cost	2,402	3,814	5,477

Other changes in plan assets and benefit obligations recognized as a charge to other comprehensive income:
Net loss (gain) for the period	15,163	(1,567)	-
Amortization of prior service cost	(4)	(4)	-
Amortization of net loss	(501)	(837)	-

Total	14,658	(2,408)	-

Total recognized in net periodic pension cost and other comprehensive income	$17,060	$1,406	$5,477

Weighted-average assumptions used to determine the net periodic cost:
Discount rate	6.50%	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%	4.50%

Pension Plan Asset Allocation

	Target Allocation 2009	Percentage of Plan Assets
		2008	2007
Asset Category:
Equity securities	50-60%	58%	56%
Fixed income	30-48%	35%	41%
Cash equivalents	2-10%	7%	3%

Total		100%	100%

Expected amortization of net actuarial losses - To the extent the cumulative actuarial losses included in accumulated other comprehensive income exceed 10% of the greater of the accumulated benefit obligation or the market-related value of the Pension Plan assets, the Company’s policy for amortizing the Pension Plan’s net actuarial losses into income is to amortize the actuarial losses over the future working life of the Pension Plan participants. Actuarial losses included in other comprehensive income as of December 31, 2008 totaled $26.3 million and represented 74.7% of the accumulated benefit obligation and 67.8% of the fair value of plan assets. The amortization of the net actuarial loss is a component of the net periodic benefit cost. Amortization of the net actuarial losses and prior service cost included in other comprehensive income is not expected to have a material impact on the Company’s future results of operations, financial position, or liquidity.

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

Based on the actuarial assumptions, the Company tentatively expects to make a $3.0 million employer contribution to the Pension Plan in 2009. Estimated future pension benefit payments, which reflect expected future service, for fiscal years 2009 through 2018, are as follows.

Estimated Future Pension Benefit Payments

(Dollar amounts in thousands)

Total
Year ending December 31,
2009	$444
2010	854
2011	2,755
2012	2,880
2013	2,171
2014-2018	20,727

17.    SHARE-BASED COMPENSATION

Share-Based Plans

Omnibus Stock and Incentive Plan (the “Omnibus Plan”) - In 1989, the Board of Directors of the Company adopted the Omnibus Plan, which allows for the granting of both incentive and non-statutory (“nonqualified”) stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, and performance shares to certain key employees. The total number of shares of the Company’s common stock authorized for awards under the Omnibus Plan, as amended, is 6,431,641 of which 325,000 shares may be granted in restricted stock. As of December 31, 2008, 584,943 stock options and 154,810 restricted stock/unit awards remain available for grant.

Since the inception of the Omnibus Plan, in February of each year, certain key employees have been granted nonqualified stock options. The option exercise price is set at the fair value of the Company’s common stock on the date the options are granted. The fair value is defined as the average of the high and low stock price on the date of grant. All options have a term of ten years from the date of grant, include reload features, and are non-transferable except to family members, family trusts, or partnerships. Options vest over three years (subject to accelerated vesting in the event of death, disability, or a change-in-control, as defined in the Omnibus Plan), with 50% exercisable after two years from the date of grant and the remaining 50% exercisable three years after the date of grant.

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

In December 2008, the Company’s Board of Directors approved the granting of a performance-based restricted stock award to one of its key officers. Unlike all other restricted stock awards, this award vests assuming certain performance criteria are met and provided the officer remains employed by the Company during such period.

Nonemployee Directors Stock Option Plan (the “Directors Plan”) - In 1997, the Board of Directors of the Company adopted the Directors Plan, which provides for the granting of nonqualified stock options to nonmanagement Board members of the Company. A maximum of 481,250 shares of common stock are authorized for grant under the Directors Plan with 205,269 shares remaining available for grant as of December 31, 2008. The exercise price of the options is equal to the fair value of the common stock on the date of grant. All options have a term of ten years from the date of grant and become exercisable one year from the date of grant subject to accelerated vesting in the event of retirement, death, disability, or change-in-control, as defined in the Directors Plan.

In 2008, the Company amended the Directors Plan to allow for the granting of restricted stock awards, which were first issued under the Directors Plan in May 2008. The awards are restricted to transfer but are not restricted to dividend payment and voting rights. These awards vest one year from the date of grant subject to accelerated vesting in the event of retirement, death, disability, or change-of-control, as defined in the Directors Plan.

Options or restricted stock awards are granted annually at the first regularly scheduled Board meeting in each calendar year (generally in February). Directors elected during the service year are granted equity awards on a pro-rata basis to those granted to the directors at the start of the service year.

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

Effect of Recording Share-Based Compensation Expense

(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2008	2007	2006
Stock option expense	$2,210	$2,804	$2,783
Restricted stock/unit award expense	2,335	1,467	802

Total share-based compensation expense	4,545	4,271	3,585
Income tax benefit	1,591	1,495	1,398

Share-based compensation expense, net of tax	$2,954	$2,776	$2,187

Basic earnings per common share	$0.06	$0.06	$0.04
Diluted earnings per common share	$0.06	$0.06	$0.04
Cash flows provided by (used in) operating activities	$37	$(361)	$(924)
Cash flows (used in) provided by financing activities	$(37)	$361	$924

The preceding table includes the cash flow effects of excess tax benefits on operating and financing cash flows. SFAS No. 123R requires that cash flows resulting from the tax benefits of tax deductions in excess of recognized compensation expense be reported as financing cash flows, rather than as operating cash flows as required under prior accounting rules.

Stock Options

Nonqualified Stock Option Transactions

(Amounts in thousands, except per share data)

	Year Ended December 31, 2008
	Options	Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)
Outstanding at beginning of year	2,663	$31.79
Granted	323	28.03
Exercised	(65)	21.19
Forfeited	(36)	36.66
Expired	(69)	32.51

Outstanding at end of period	2,816	$31.53	5.27	$151

Ending vested and expected to vest	2,816	$31.53	5.27	$151
Exercisable at end of period	1,973	$30.56	3.97	$151

(1)	Represents the average contractual life remaining in years.

(2)

Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the year and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on December 31, 2008. This amount will fluctuate with changes in the fair value of the Company’s common stock.

Stock Option Valuation Assumptions - In accordance with the provisions of SFAS No. 123R, the Company estimates the fair value of stock options at the date of grant using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table.

Stock Option Valuation Assumptions

	Years Ended December 31,
	2008	2007	2006
Expected life of the option (in years)	5.9	5.8	5.7
Expected stock volatility	18%	16%	18%
Risk-free interest rate	3.30%	4.63%	4.56%
Expected dividend yield	3.72%	3.08%	2.92%
Weighted-average fair value of options at their grant date	$3.57	$6.03	$5.95

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

Other Stock Option Information

(Dollar amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Share-based compensation expense	$2,210	$2,804	$2,783
Unrecognized compensation expense	$1,281	$2,714	$2,847
Weighted-average amortization period remaining (in years)	0.8	0.9	1.0
Total intrinsic value of stock options exercised	$442	$2,219	$3,991
Cash received from stock options exercised	$1,088	$4,139	$4,619
Income tax benefit realized from stock options exercised	$558	$1,330	$2,036

In 2008, the Company recognized $105,000 in additional compensation costs as a result of accelerated vesting on 101,149 options held by one grantee. No stock option award modifications were made during 2006, 2007, or 2008.

The Company issues treasury shares to satisfy stock option exercises and restricted stock award releases.

Restricted Stock and Restricted Stock Unit Awards

Restricted Stock/Unit Award Transactions

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2008		2007
Restricted Stock Awards	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares/Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock awards at beginning of year	39	$36.42	24	$36.48
Granted	134	25.41	30	36.40
Vested	(25)	36.44	(13)	36.47
Forfeited	(6)	28.10	(2)	36.48

Nonvested restricted stock awards at end of year	142	$26.39	39	$36.42

Restricted Stock Units
Nonvested restricted stock units at beginning of year	25	$36.42	14	$36.48
Granted	35	27.16	18	36.40
Vested	(60)	24.93	(7)	36.48

Nonvested restricted stock units at end of year	-	$-	25	$36.42

The fair value of restricted stock/unit awards is determined based on the average of the high and low stock price on the date of grant and is recognized as compensation expense over the vesting period.

Other Restricted Stock Unit/Award Information

(Dollar amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Share-based compensation expense	$2,335	$1,467	$802
Unrecognized compensation expense	$2,397	$684	$627
Weighted-average amortization period remaining (in years)	1.7	0.8	1.1
Total fair value of vested restricted stock unit/awards, at end of period	$4,277	$664	$-
Cash paid to settle restricted stock unit/awards	$1,268	$238	$-
Income tax benefit realized from vesting/release of restricted stock/unit awards	$739	$232	$-

The restricted stock unit agreements issued under the Omnibus Plan contain a provision under which the restrictions lapse upon the retirement of the grantee, defined as termination of service upon the attainment of age 60 or later. As a result of this provision, if a grantee is 60 years of age or older on the date of grant, all compensation costs are expensed on the date of grant.

In addition, in accordance with the accelerated vesting provision of the Omnibus Plan, upon the termination of service due to death, any unvested award would immediately vest. Accordingly, as of December 31, 2008, there were no remaining restricted stock units and no unrecognized compensation expense, as the remaining 43,705 units were immediately vested and subsequently settled upon termination of service due to the death of the grantee. In 2008, the Company recognized $683,000 in additional compensation costs as a result of accelerated vesting on those restricted stock units. No restricted stock units award modifications were made during 2006, 2007, or 2008.

18.    STOCKHOLDER RIGHTS PLAN

On February 15, 1989, the Board of Directors of the Company adopted a Stockholder Rights Plan. Pursuant to that Plan, the Company declared a dividend, paid March 1, 1989, of one right (“Right”) for each outstanding share of the Company common stock held on record on March 1, 1989 pursuant to a Rights Agreement dated February 15, 1989. The Rights Agreement was amended and restated on November 15, 1995 and again on June 18, 1997 to exclude an acquisition. The Rights Agreement was further amended on December 9, 2008 to clarify certain items. As amended, each right entitles the registered holder to purchase from the Company 1/100 of a share of Series A Preferred Stock for a price of $150, subject to adjustment. The Rights will be exercisable only if a person or group has acquired, or announces the intention to acquire, 10% or more of the Company’s outstanding shares of common stock. The Company is entitled to redeem each Right for $0.01, subject to adjustment, at any time prior to the earlier of the tenth business day following the acquisition by any person or group of 10% or more of the outstanding shares of the Company common stock or the expiration date of the Rights. The rights agreement was amended on November 14, 2005 to extend the expiration date to November 15, 2015.

As a result of the Rights distribution, 600,000 of the 1,000,000 shares of authorized preferred stock were reserved for issuance as Series A Preferred Stock.

19.    REGULATORY AND CAPITAL MATTERS

The Company and its subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Bank is required to maintain reserves against deposits. Reserves are held either in the form of vault cash or non-interest-bearing balances maintained with the Federal Reserve Bank and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances totaling $46.1 million at December 31, 2008 and $58.2 million at December 31, 2007 were maintained in fulfillment of these requirements.

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

The principal source of cash flow for the Company is dividends from the Bank. Various federal and state banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by the Bank. Future payment of dividends by the subsidiaries is dependent upon individual regulatory capital requirements and levels of profitability. Without prior regulatory approval, the Bank can initiate aggregate dividend payments in 2009 of $36.2 million plus an additional amount equal to its net profits for 2009, as defined by statute, up to the date of any such dividend declaration. Future payment of dividends by the Bank is dependent upon individual regulatory capital requirements and levels of profitability. Since the Company is a legal entity, separate and distinct from its subsidiaries, the dividends of the Company are not subject to such bank regulatory guidelines.

The Company and the Bank are also subject to various capital requirements set up and administered by the federal banking agencies. Under capital adequacy guidelines, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components of capital and assets, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to adjusted average assets (as defined). Failure to meet minimum capital requirements could initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. As of December 31, 2008, the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Federal Reserve Board (“FRB”), the primary regulator of the Company and the Bank, establishes minimum capital requirements that must be met by member institutions. As of December 31, 2008, the most recent regulatory notification classified the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification.

The following table presents the Company’s and the Bank’s measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as adequately capitalized and as “well capitalized.”

Summary of Capital Ratios

(Dollar amounts in thousands)

	First Midwest Actual		Adequately Capitalized		“Well Capitalized” for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2008:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$949,433	14.36%	$528,749	8.00%	$660,936	10.00%
First Midwest Bank	746,265	11.34	526,308	8.00	657,885	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	766,758	11.60	264,374	4.00	396,562	6.00
First Midwest Bank	663,886	10.09	263,154	4.00	394,731	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	766,758	9.41	244,400	3.00	407,333	5.00
First Midwest Bank	663,886	8.19	243,302	3.00	405,503	5.00

As of December 31, 2007:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$734,261	11.58%	$507,249	8.00%	$634,061	10.00%
First Midwest Bank	656,376	10.43	503,692	8.00	629,615	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	572,553	9.03	253,625	4.00	380,437	6.00
First Midwest Bank	594,576	9.44	251,846	4.00	377,769	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	572,553	7.46	230,133	3.00	383,555	5.00
First Midwest Bank	594,576	7.79	228,857	3.00	381,428	5.00

20.    COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

Credit Extension Commitments and Guarantees

In the normal course of business, the Company enters into a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers, to reduce its exposure to fluctuations in interest rates, and to conduct lending activities. These instruments principally include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.

Contractual or Notional Amounts of Financial Instruments

(Dollar amounts in thousands)

	December 31,
	2008	2007
Commitments to extend credit:
Home equity lines	$293,221	$266,582
Credit card lines	12,417	11,486
1-4 family real estate construction	87,050	211,967
Commerical real estate	286,368	213,844
All other commitments	844,226	698,315
Letters of credit:
Standby:
Home equity lines	150	95
1-4 family real estate construction	21,301	24,436
Commerical real estate	35,536	35,944
All other	85,535	67,806
Commercial	490	427
Recourse on assets securitized	9,344	13,252

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with the

Company’s standby letters of credit, which is included in other liabilities in the Consolidated Statements of Financial Condition, totaled $700,000 as of December 31, 2008 and $669,000 as of December 31, 2007. The Company will amortize these amounts into income over the commitment period. As of December 31, 2008, standby letters of credit had a remaining weighted-average term of approximately 12.5 months, with remaining actual lives ranging from less than 1 year to 6.5 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in fourth quarter 2004, the Company is obligated by agreement to repurchase at recorded value any non-performing loans, defined as loans past due greater than 90 days. During 2008, the Company repurchased $992,000 of non-performing loans and charged-off $41,000 related to these loans. The aggregate outstanding balance of securitized loans subject to this recourse obligation was $9.3 million as of December 31, 2008 and $13.3 million as of December 31, 2007. Per its agreement, the Company’s recourse obligations will end on November 30, 2011. The carrying value of the Company’s recourse liability, which is included in other liabilities in the Consolidated Statements of Financial Condition, totaled approximately $150,000 as of December 31, 2008 and December 31, 2007.

Legal Proceedings

As of December 31, 2008, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of December 31, 2008.

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

The Company owns 100% of the common stock of a business trust that was formed in November 2003 to issue trust preferred securities to third party investors. The trust’s only assets as of December 31, 2008 were the $128.7 million principal balance of the debentures issued by the Company and the related interest receivable of $746,000 that were acquired by the trust using proceeds from the issuance of preferred securities and common stock. The trust meets the definition of a VIE, but the Company is not the primary beneficiary of the trust. Accordingly, the trust is not consolidated in the Company’s financial statements. The subordinated debentures issued by the Company to the trust are included in the Company’s Consolidated Statements of Financial Condition as “Subordinated debt.”

The Company holds interests in three trust preferred capital security issuances. Although these investments may meet the definition of a VIE, the Company is not the primary beneficiary. The Company accounts for its interest in these investments as available-for-sale securities. The Company’s maximum exposure to loss is limited to its investment in these VIEs, which at December 31, 2008 had a total book value of $305,000 and fair value of $172,000.

The Company has a significant limited partner interest in 12 low-income housing tax credit partnerships and limited liability corporations, which were acquired at various times from 1997 to 2004. These entities meet the definition of a VIE. Since the Company is not the primary beneficiary of the entities, it will continue to account for its interest in these partnerships using the cost method. Exposure to loss as a result of its involvement with these entities is limited to the approximately $5.2 million book basis of the Company’s investment, less $609,000 that the Company is obligated to pay but has not yet funded.

22.    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures, monitors, and discloses certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis to account for trading securities, securities available-for-sale, mortgage servicing rights, derivative assets, and derivative liabilities. In addition, fair value is used on a non-recurring basis to apply lower-of-cost-or-market accounting to foreclosed real estate; evaluate assets or liabilities for impairment, including collateral-dependent impaired loans, goodwill, and other intangibles; and for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and input assumptions when estimating fair value, all of which are in accordance with SFAS No. 157.

SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels based on the reliability of the input assumptions. The hierarchy gives the highest priority to level 1 measurements and the lowest priority to level 3 measurements. The three levels of the fair value hierarchy are defined as follows:

—	Level 1 – Unadjusted quoted prices for identical assets or liabilities traded in active markets.
—

Level 2 – Observable inputs other than level 1 prices, such as quoted prices for similar instruments; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

—	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The categorization of where an asset or liability falls within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities Measured at Fair Value

The following table provides the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at December 31, 2008.

Fair Value Measurements

(Dollar amounts in thousands)

	December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities	$12,358	$-	$-	$12,358
Securities available-for-sale (1)	-	2,157,468	58,718	2,216,186
Mortgage servicing rights (2)	-	-	1,461	1,461

Total assets	$12,358	$2,157,468	$60,179	$2,230,005

Liabilities:
Derivative liabilities (2)	$-	$2,628	$-	$2,628

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans net of reserve for loan losses (3)	$-	$-	$26,642	$26,642

(1)	Includes other miscellaneous marketable equity securities with an aggregate carrying value totaling $2.9 million that is assumed to approximate fair value.

(2)	Mortgage servicing rights are included in other assets, and derivative liabilities are included in other liabilities in the Consolidated Statements of Financial Condition.

(3)	Represents the carrying value of loans for which adjustments are based on the appraised or market-quoted value of the collateral.

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

Securities Available-for-Sale - Substantially all available-for-sale securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services or dealer market participants where trading in an active market exists. In obtaining such data from external pricing services, the Company has evaluated the methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company’s principal markets. The Company’s principal markets for its securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Examples of such securities measured at fair value are U.S. Treasury and Agency securities, municipal bonds, collateralized mortgage obligations, and other mortgage-backed securities. These securities are generally classified in level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency for inputs to the valuation, securities are classified in level 3 of the valuation hierarchy. For instance, in the valuation of certain collateralized mortgage and debt obligations and high-yield debt securities, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates.

Due to the illiquidity in the secondary market for the Company’s trust-preferred CDOs, especially since the disruption in the credit markets, the Company determined that dealer quotes did not reflect the best estimate of fair value. Therefore the Company, with the assistance of a structured credit valuation firm, developed a valuation model to estimate the value of these securities using discounted cash flows and has classified these investments in level 3 of the valuation hierarchy.

The model has been validated through back testing. It relies on independently verifiable historical balance sheet data, empirical default data, equity volatility, and current market values to estimate the likelihood any entity comprising the collateral underlying the individual CDO will default on its trust-preferred obligation. Using simulation techniques, cash flows are then projected for each entity’s obligation under the CDO and used to estimate the ultimate cash flow to the Company. These cash flows are then modeled and assigned based upon the contractual terms of the CDO, discounted to their present values, and used to derive the estimated fair value of the individual CDO.

The model is dependent upon the following key assumptions based on the Company’s judgment regarding how a market participant would assess these:

—

Estimated default rate – Based upon historical data obtained from the Federal Deposit Insurance Corporation (“FDIC”) and outside sources, a target default level was developed as of the measurement date;

—	Deferral of cash flows – A deferral of cash flow by any entity within the collateral pool is assumed to be a default;
—	Equity volatility – Equity volatility is used to measure market risk over the life of the underlying entity’s obligation based on a 6-year historical equity volatility period.
—

Discount rate – The discount rate used for valuing cash flows was derived by the Company by first establishing the implied discount rate at a time when a relatively active market existed for such securities and adjusting it for an estimate of the additional risk premium currently demanded by market participants. At December 31, 2008, the Company used a discount rate based on a 3-month Treasury rate plus 1,000 basis points.

These assumptions have a direct and significant impact on the resulting fair values. For instance, for every 100 basis points change in the discount rate, the total fair value for the seven CDOs changes by approximately $4.0 million

Certain securities available-for-sale are carried at cost, including other miscellaneous marketable equity securities. The carrying value of these cost investments approximates fair value.

Carrying Value of Level 3 Securities Available-for-Sale

(Dollar amounts in thousands)

Year Ended December 31, 2008
Balance at beginning of year	$110,496
Total losses:
Included in earnings (1)	(33,337)
Included in other comprehensive loss	(4,234)
Purchases, sales, issuances, and settlements	(3,557)
Transfers out of Level 3 (2)	(10,650)

Balance at end of year	$58,718

Change in unrealized losses in earnings relating to securities still held at the end of period	$34,844

(1)	Included in securities (losses) gains, net in the Consolidated Statements of Income.

(2)

The transfer out of level 3 represents a single security that was manually priced using broker quotes (a level 3 input) at December 31, 2007, but valued by an external pricing service (a level 2 input) at December 31, 2008.

In the table above, the net losses recognized in earnings for securities available-for-sale represent non-cash impairment charges recognized during 2008 on certain CDOs that were deemed to be other-than-temporarily impaired, net of the gain realized on the sale of an asset-backed CDO previously written down.

Collateral-Dependent Impaired Loans - The carrying value of impaired loans is disclosed in Note 5, “Reserve for Loan Losses and Impaired Loans.” The Company does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Accordingly, fair value estimates, including those obtained from real estate brokers or other third-party consultants, for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy.

In accordance with the provisions of SFAS No. 114, collateral-dependent impaired loans with a carrying value of $46.9 million, less transfers to foreclosed real estate of $6.5 million, were written down to their fair value of $26.6 million, resulting in a provision for loan losses of $13.8 million, which was included in earnings during 2008.

Mortgage Servicing Rights - The Company records its mortgage servicing rights at fair value in accordance with SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the present value of the future cash flows associated with the mortgage loans being serviced. Mortgage servicing rights are included in other assets in the Consolidated Statements of Financial Condition. Key economic assumptions used in measuring the fair value of mortgage servicing rights at December 31, 2008 included a weighted-average prepayment speed of 14.2% and a weighted-average discount rate of 11.5%. While market-based data is used to determine the input assumptions, the Company incorporates its own estimates of assumptions market participants would use in determining the fair value of mortgage servicing rights and classifies them in level 3 of the valuation hierarchy.

Carrying Value of Mortgage Servicing Rights

(Dollar amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Balance at beginning of year	$1,877	$2,613	$638
New servicing assets	-	-	1,424
Servicing assets of acquired bank	-	-	884
Total gains (losses) included in earnings (1) :
Due to changes in valuation inputs and assumptions (2)	(90)	(345)	-
Other changes in fair value (3)	(326)	(391)	-
Amortization	-	-	(333)

Balance at end of year	$1,461	$1,877	$2,613

Contractual servicing fees earned during the period (1)	$388	$475	$387
Total amount of loans being serviced for the benefit of others at end of year (4)	$130,684	$161,642	$193,882

(1)	Included in other service charges, commissions, and fees in the Consolidated Statements of Income.

(2)	Principally reflects changes in prepayment speed assumptions.

(3)	Primarily represents changes in expected cash flows over time due to payoffs and paydowns.

(4)	These loans are serviced for and owned by third parties and are not included in the Consolidated Statements of Financial Condition.

Derivative Assets and Derivative Liabilities - The interest rate swaps entered into by the Company are executed in the dealer market and priced based on market quotes obtained from the counterparty that transacted the derivative contract. The market quotes were developed by the counterparty using market observable inputs, which primarily include the London Interbank Offered Rate (“LIBOR”) for swaps. As the fair value estimates for interest rate swaps are primarily based on LIBOR, which is a market observable input, derivatives are classified in level 2 of the valuation hierarchy. For its derivative assets and liabilities, the Company also considers nonperformance risk, including the likelihood of default by itself and its counterparties, when evaluating whether the market quotes from the counterparty are representative of an exit price. The Company has a policy of executing derivative transactions only with counterparties above a certain credit rating. Credit risk is also mitigated through the pledging of collateral when certain thresholds are reached. The likelihood of the Company’s default is considered remote and its credit rating has remained stable over the past recent history. For these reasons, nonperformance risk is considered extremely low and accordingly, any such credit risk adjustments to the Company’s derivative assets and liabilities would be immaterial.

Fair Value Disclosure of Other Assets and Liabilities

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

In addition to the valuation methodology explained above for financial instruments recorded at fair value, the following methods and assumptions were used in estimating the fair value of financial instruments that are carried at cost in the Consolidated Statements of Financial Condition.

Short-Term Financial Assets and Liabilities - For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks, funds sold and other short-term investments, mortgages held for sale, bank owned life insurance, accrued interest receivable, and accrued interest payable.

Securities Held-to-Maturity - The fair value of securities held-to-maturity is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans - The fair value of loans was estimated using present value techniques by discounting the future cash flows of the remaining maturities of the loans, and, when applicable, prepayment assumptions were considered based on historical experience and current economic and lending conditions. The discount rate was based on the LIBOR yield curve, with rate adjustments for liquidity and credit risk. The primary impact of credit risk on the present value of the loan portfolio, however, was accommodated through the use of the reserve for loan losses, which is believed to represent the current fair value of probable future losses for purposes of the fair value calculation.

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

Borrowed Funds - The fair value of repurchase agreements and FHLB advances is estimated by discounting the agreements based on maturities using the rates currently offered for repurchase agreements of similar remaining maturities. The carrying amounts of federal funds purchased, federal term auction facilities, and other borrowed funds approximate their fair value due to their short-term nature.

Subordinated Debt - The fair value of subordinated debt was determined using available market quotes.

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

Financial Instruments

(Dollar amounts in thousands)

	December 31,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$106,082	$106,082	$193,792	$193,792
Funds sold and other short-term investments	8,226	8,226	1,045	1,044
Mortgages held for sale	-	-	394	394
Trading account securities	12,358	12,358	18,352	18,352
Securities available-for-sale	2,216,186	2,216,186	2,080,046	2,080,046
Securities held-to-maturity	84,306	84,592	97,671	97,931
Loans, net of reserve for loan losses	5,266,194	5,231,925	4,901,872	4,948,443
Accrued interest receivable	43,247	43,247	48,971	48,971
Investment in bank owned life insurance	198,533	198,533	203,535	203,535
Derivative assets	-	-	1,260	1,260
Financial Liabilities:
Deposits	$5,585,754	$5,583,943	$5,778,861	$5,784,191
Borrowed funds	1,698,334	1,703,940	1,264,228	1,265,425
Subordinated debt	232,409	171,307	230,082	212,533
Accrued interest payable	10,550	10,550	16,843	16,843
Derivative liabilities	2,628	2,628	-	-
Standby letters of credit	700	700	669	669

23.    SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental Disclosures to the Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Income taxes paid	$20,800	$40,133	$27,498
Interest paid to depositors and creditors	168,903	240,418	217,314
Non-cash transfers of loans to foreclosed real estate	27,342	8,931	3,650
Dividends declared but unpaid	10,953	15,045	14,779
Non-cash transfer of loans to securities available-for-sale	-	-	105,976

24.    RELATED PARTY TRANSACTIONS

The Company, through the Bank, has made loans and had transactions with certain of its directors and executive officers. However, all such loans and transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. The Securities and Exchange Commission has determined that, with respect to the Company and its significant subsidiaries, disclosure of borrowings by directors and executive officers and certain of their related interests should be made if the loans are greater than 5% of stockholders’ equity, in the aggregate. These loans aggregating $2.4 million at December 31, 2008 and $4.8 million at December 31, 2007 were not greater than 5% of stockholders’ equity at December 31, 2008 or 2007, respectively.

25.    CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company.

Statements of Financial Condition

(Parent Company only)

(Dollar amounts in thousands)

	December 31,
	2008	2007
Assets
Cash and interest-bearing deposits	$209,195	$79,699
Investment in and advances to subsidiaries	921,548	861,841
Goodwill	10,358	10,358
Other assets	30,079	43,843

Total assets	$1,171,180	$995,741

Liabilities and Stockholders’ Equity
Subordinated debt	$232,409	$230,082
Accrued expenses and other liabilities	30,492	41,684
Stockholders’ equity - common	715,949	723,975
Stockholders’ equity - preferred	192,330	-

Total liabilities and stockholders’ equity	$1,171,180	$995,741

Statements of Income

(Parent Company only)

(Dollar amounts in thousands)

	Years ended December 31,
	2008	2007	2006
Income
Dividends from subsidiaries	$-	$123,520	$154,660
Interest income	1,330	3,624	2,379
Securities transactions and other	(5,155)	1,443	1,369

Total income	(3,825)	128,587	158,408

Expenses
Interest expense	14,969	14,969	13,719
Salaries and employee benefits	1,732	9,122	8,148
Amortization of intangible assets	-	-	372
Other expenses	4,688	3,900	7,085

Total expenses	21,389	27,991	29,324

(Loss) income before income tax benefit and equity in undistributed income of subsidiaries	(25,214)	100,596	129,084
Income tax benefit	8,916	9,009	9,202

(Loss) income before undistributed income of subsidiaries	(16,298)	109,605	138,286
Equity in undistributed income of subsidiaries	65,634	(29,446)	(21,040)

Net income	49,336	80,159	117,246
Preferred dividends	(712)	-	-

Net income applicable to common shares	$48,624	$80,159	$117,246

Statements of Cash Flows

(Parent Company only)

(Dollar amounts in thousands)

	Years ended December 31,
	2008	2007	2006
Operating Activities
Net income	$49,336	$80,159	$117,246
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed income from subsidiaries	(65,634)	29,446	21,040
Depreciation of premises, furniture, and equipment	8	10	30
Net losses on sales of fixed assets	2	23	-
Tax benefit related to share-based compensation	1,370	1,201	1,112
Net amortization of other intangibles	-	-	372
Net decrease (increase) in other assets	17,618	(4,353)	(1,857)
Net (decrease) increase in other liabilities	(5,961)	1,935	(970)

Net cash (used in) provided by operating activities	(3,261)	108,421	136,973

Investing Activities
Purchases of securities available-for-sale	-	(2,200)	(1,123)
Proceeds from sales of securities available-for-sale	-	-	4
Purchase of other assets, net of sales	(15)	25	(17)
Acquisition, net of cash acquired	-	-	(306,005)

Net cash used in investing activities	(15)	(2,175)	(307,141)

Financing Activities
Proceeds from the issuance of subordinated debt	-	-	99,887
Proceeds from the issuance of preferred stock	193,000	-	-
Proceeds from the issuance of common stock	-	-	143,623
Net purchases of treasury stock	(138)	(61,733)	(844)
Cash dividends paid	(60,298)	(58,499)	(53,757)
Exercise of stock options and restricted stock activity	245	4,721	4,610
Excess tax (expense) benefit related to share-based compensation	(37)	361	924

Net cash provided by (used in) financing activities	132,772	(115,150)	194,443

Net increase (decrease) in cash and cash equivalents	129,496	(8,904)	24,275
Cash and cash equivalents at beginning of year	79,699	88,603	64,328

Cash and cash equivalents at end of year	$209,195	$79,699	$88,603

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective based on the specified criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2008, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Midwest Bancorp, Inc.:

We have audited First Midwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Midwest Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Midwest Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Midwest Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of First Midwest Bancorp, Inc. and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 27, 2009

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company’s executive officers are elected annually by the Company’s Board of Directors, and the Bank’s executive officers are elected annually by the Bank’s Board of Directors. Certain information regarding the Company’s and the Bank’s executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Michael L. Scudder (48)	President and Chief Executive Officer of the Company since 2008. Previously, since 2007, Mr. Scudder served as the Company’s President and Chief Operating Officer as well as Group Executive Vice President of the Bank, before which he served as the Company’s Executive Vice President and Chief Financial Officer of the Company and Group Executive Vice President and Chief Financial Officer of the Bank.	2002

Kent S. Belasco (57)	Executive Vice President and Chief Information Officer of the Bank.	2004

Victor P. Carapella (59)	Executive Vice President and Commercial Banking Group Manager of the Bank since 2008; prior thereto, Sales Manager since 2001;	2008

Paul F. Clemens (56)	Executive Vice President and Chief Financial Officer of the Company; prior thereto, Senior Vice President, Chief Accounting Officer, and Principal Accounting Officer of the Company since 2006; prior thereto, Chief Financial Officer of the western Michigan market of Fifth Third Bank.	2006

James P. Hotchkiss (52)	Executive Vice President and Treasurer of the Bank since 2004; prior thereto, Senior Vice President and Teasurer of the Bank since 2000; prior thereto, Director of International Money Markets of Bank of Montereal.	2004

Michael J. Kozak (57)	Executive Vice President and Chief Credit Officer of the Bank since 2004; prior thereto, Senior Vice President, Regional Credit Officer of the Bank.	2004

Cynthia A. Lance (40)	Executive Vice President and Corporate Secretary since 2007; prior thereto, Assistant General Counsel of CBOT Holdings, Inc. since 2006, and Assistant General Counsel of NYSE Group, Inc. (formerly Archipelago Holdings, Inc.) from 2004 to 2006; and prior thereto, corporate attorney for the Chicago law office of Sonnenschein, Nath and Rosenthal.	2007

Thomas J. Schwartz (59)	Executive Vice President of the Company since 2007; also, President and Chief Executive Officer of the Bank since 2008; prior thereto, President and Chief Operating Officer of the Bank since 2007; prior thereto, Group President, Commercial Banking of the Bank.	2002

Janet M. Viano (53)	Group President, Retail Banking of the Bank.	2002

Stephanie R. Wise (41)	Executive Vice President, Business and Institutional Services since 2003; prior thereto, Executive Vice President, E-Commerce Division Manager of the Bank.	2004

Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, will be in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be held on May 20, 2009, which will be filed within 120 days of the end of our fiscal year ended December 31, 2008 (the “2009 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation will be in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2008 and 2007.

Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007, and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006.

Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

The schedules for the Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

See Exhibit Index beginning on the following page.

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Restated Certificate of Incorporation of First Midwest Bancorp, Inc.

3.2	Restated By-laws of First Midwest Bancorp, Inc.

4.1	Amended and Restated Rights Agreement dated November 15, 1995, is incorporated herein by reference to Exhibits (1) through (3) of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 21, 1995.

4.2	First Amendment to Rights Agreements dated June 18, 1997, is incorporated herein by reference to Exhibit 4 of the Company’s Amendment No. 2 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 30, 1997.

4.3	Amendment No. 2 to Rights Agreements dated November 14, 2005, is incorporated herein by reference to Exhibit 4.1 of the Company’s Amendment No. 3 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2005.

4.4	Amendment No. 3 to Rights Agreements dated December 8, 2008, is incorporated herein by reference to Exhibit 4.4 of the Company’s Amendment No. 4 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on December 9, 2008.

4.5	Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series B dated December 5, 2008, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.

4.6	Form of Warrant for Purchase of Shares of Common Stock, dated December 5, 2008, is incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.

4.7	Amended and Restated Declaration of Trust of First Midwest Capital Trust I dated November 18, 2003 is incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2004.

4.8	Indenture dated as of November 18, 2003 is incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2004.

4.9	Series A Capital Securities Guarantee Agreement dated November 18, 2003 is incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2004.

10.1	Letter Agreement by and between First Midwest Bancorp, Inc. and the United States Department of the Treasury dated December 5, 2008, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.

10.2	Senior Executive Letter Agreement under the TARP Capital Purchase Program by and between First Midwest Bancorp, Inc. and the United States Department of the Treasury dated December 5, 2008, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.

10.3	First Midwest Savings and Profit Sharing Plan as Amended and Restated effective January 1, 2008.

10.4	Short-term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2006.

10.5	First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2003.

10.6	Amendment to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2006.

10.7	First Midwest Bancorp, Inc. Amended and Restated Non-Employee Directors Stock Plan dated May 21, 2008.

10.8	Restated First Midwest Bancorp, Inc. Nonqualified Stock Option-Gain Deferral Plan effective January 1, 2008 is incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

10.9	Restated First Midwest Bancorp, Inc. Deferred Compensation Plan for Non-employee Directors effective January 1, 2008 is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

10.10	Restated First Midwest Bancorp, Inc. Nonqualified Retirement Plan effective January 1, 2008 is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

10.11	Form of Non-Employee Director Restricted Stock grant between the Company and directors of the Company pursuant to the First Midwest Bancorp, Inc. Amended and Restated Non-Employee Directors Stock Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on May 28, 2008.

10.12	Form of Nonqualified Stock Option grant between the Company and directors of the Company pursuant to the First Midwest Bancorp, Inc. Non-Employee Directors Stock Option Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on May 12, 2008.

10.13	Form of Nonqualified Stock Option grant between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2008.

10.14	Form of Restricted Stock Unit grant between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

10.15	Form of Restricted Stock grant between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

10.16	Form of CEO Promotion Restricted Stock grant dated December 22, 2008 between the Company and Michael L. Scudder pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan.

10.17	Form of Indemnification Agreement executed between the Company and certain officers and directors of the Company is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2007.

10.18	Form of Class I Employment Agreement is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2007.

10.19		Form of Class IA Employment Agreement is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2007.

10.20		Form of Class II Employment Agreement between the Company and certain executive officers is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2007.

10.21		Retirement and Consulting Agreement and Continuing Participant Agreement to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan executed between the Company and a former executive of the Company is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2003.

10.22		Retirement and Consulting Agreements executed between the Company and a former executive of the Company is incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2007.

10.23		Summary of Executive Compensation

10.24		Summary of Director Compensation

11		Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 13 of the Company’s Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” on Form 10-K for the year ended December 31, 2008.

12		Statement re: Computation of Ratio of Earnings to Fixed Charges.

14.1		Code of Ethics and Standards of Conduct is incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

14.2		Code of Ethics for Senior Financial Officers is incorporated herein by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

21		Subsidiaries of the Registrant.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

31.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

32.1	(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

32.2	(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(1)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MIDWEST BANCORP, INC. Registrant

By	/S/ MICHAEL L. SCUDDER
Michael L. Scudder President, Chief Executive Officer, and Director

February 27, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on February 27, 2009.

Signatures

/S/ ROBERT P. O’MEARA Robert P. O’Meara	Chairman of the Board

/s/ MICHAEL L. SCUDDER Michael L. Scudder	President, Chief Executive Officer, and Director

/S/ PAUL F. CLEMENS Paul F. Clemens	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer

/S/ BARBARA A. BOIGEGRAIN Barbara A. Boigegrain	Director

/S/ VERNON A. BRUNNER Vernon A. Brunner	Director

/S/ BRUCE S. CHELBERG Bruce S. Chelberg	Director

/S/ JOHN F. CHLEBOWSKI, JR. John F. Chlebowski, Jr.	Director

/S/ JOSEPH W. ENGLAND Joseph W. England	Director

/S/ BROTHER JAMES GAFFNEY, FSC Brother James Gaffney, FSC	Director

/S/ THOMAS M. GARVIN Thomas M. Garvin	Director

/S/ PATRICK J. MCDONNELL Patrick J. McDonnell	Director

Signatures

/S/ JOHN E. ROONEY John E. Rooney	Director

/S/ ELLEN A. RUDNICK Ellen A. Rudnick	Director

/S/ THOMAS J. SCHWARTZ Thomas J. Schwartz	Executive Vice President and Director

/S/ JOHN L. STERLING John L. Sterling	Director

/S/ J. STEPHEN VANDERWOUDE J. Stephen Vanderwoude	Director