Form 10-Q
period 2009-03-31
FIRST MIDWEST BANCORP INC
filed 2009-05-08
CIK 702325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________ FORM 10-Q (Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2009
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.
Commission File Number 0-10967 _______________ FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].
As of May 8, 2009, there were 48,626,506 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS
Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition	*
	Consolidated Statements of Income	*
	Consolidated Statements of Changes in Stockholders' Equity	*
	Consolidated Statements of Cash Flows	*
	Notes to Condensed Consolidated Financial Statements	*

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	*

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4.	Controls and Procedures	*

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	*

Item 1A.	Risk Factors	*

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	*

Item 6.	Exhibits	*

First Midwest Bancorp, Inc. is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the greater Chicago metropolitan area as well as central and western Illinois. Our principal subsidiary is First Midwest Bank, which provides a broad range of commercial and retail banking services to consumer, commercial and industrial, and public or governmental customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.

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

  Certificate of Incorporation

  Company By-laws

  Charters for our Audit, Compensation, and Nominating and Corporate Governance Committees

  Related Person Transaction Policies and Procedures

  Corporate Governance Guidelines

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

Our Corporate Secretary can be contacted by writing to First Midwest Bancorp, Inc., One Pierce Place, Itasca, Illinois 60143, Attn: Corporate Secretary. The Company's Investor Relations Department can be contacted by telephone at (630) 875-7533 or by e-mail at investor.relations@firstmidwest.com.

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions and may include projections relating to our future financial performance including our growth strategies and anticipated trends in our business. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, you should refer to our Annual Report on Form 10-K for the year ended December 31, 2008 and the sections entitled "Risk Factors" in Part II Item 1A of this report and "Management's Discussion and Analysis of Results of Operations," as well as our subsequent periodic and current reports filed with the SEC. These risks and uncertainties are not exhaustive however. Other sections of this report describe additional factors that could adversely impact our business and financial performance.

Since mid-2007, and particularly during the second half of 2008 and beginning of 2009, the financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets. Such instability has brought a new level of risk to financial institutions in addition to the risks normally associated with competition and free market economies. The Company has attempted to list those risks elsewhere in this report and consider them as it makes disclosures regarding forward-looking statements. Nevertheless, given the uncertain economic times, new risks and uncertainties may emerge very quickly and unpredictably, and it is not possible to predict all risks and uncertainties. We cannot assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

PART 1. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands)

	March 31, 2009	December 31, 2008

	(Unaudited)
Assets
Cash and due from banks	$103,586	$106,082
Federal funds sold and other short-term investments	3,741	8,226
Trading account securities	10,885	12,358
Securities available-for-sale, at fair value	1,901,919	2,216,186
Securities held-to-maturity, at amortized cost	81,566	84,306
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	54,768	54,767
Loans	5,387,128	5,360,063
Reserve for loan losses	(116,001)	(93,869)

Net loans	5,271,127	5,266,194

Other real estate owned	38,984	24,368
Premises, furniture, and equipment	117,880	120,035
Accrued interest receivable	40,551	43,247
Investment in bank owned life insurance	199,070	198,533
Goodwill	262,886	262,886
Other intangible assets	20,684	21,662
Receivable for securities sold	25,199	-
Other assets	119,730	109,491

Total assets	$8,252,576	$8,528,341

Liabilities
Demand deposits	$1,046,660	$1,040,763
Savings deposits	757,997	747,079
NOW accounts	900,988	915,691
Money market deposits	816,644	754,421
Time deposits	1,986,093	2,127,800

Total deposits	5,508,382	5,585,754

Borrowed funds	1,535,752	1,698,334
Subordinated debt	232,375	232,409
Accrued interest payable	12,927	10,550
Payable for securities purchased	-	17,537
Other liabilities	59,528	75,478

Total liabilities	7,348,964	7,620,062

Stockholders' Equity
Preferred stock, no par value; authorized 1,000 shares, issued and outstanding: 193 shares	189,768	189,617
Common stock, $.01 par value; authorized 100,000 shares; issued 61,326 shares; outstanding: March 31, 2009 - 48,628 shares December 31, 2008 - 48,630 shares	613	613
Additional paid-in capital	211,325	210,698
Retained earnings	851,339	837,390
Accumulated other comprehensive loss, net of tax	(37,470)	(18,042)
Treasury stock, at cost: March 31, 2009 - 12,698 shares December 31, 2008 - 12,696 shares	(311,963)	(311,997)

Total stockholders' equity	903,612	908,279

Total liabilities and stockholders' equity	$8,252,576	$8,528,341

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended March 31,

	2009	2008

Interest Income
Loans	$65,447	$81,334
Securities available-for-sale	24,705	25,590
Securities held-to-maturity	977	1,130
Federal Home Loan Bank and Federal Reserve Bank stock	308	338
Federal funds sold and other short-term investments	43	83

Total interest income	91,480	108,475

Interest Expense
Deposits	18,927	34,210
Borrowed funds	4,632	12,076
Subordinated debt	3,702	3,689

Total interest expense	27,261	49,975

Net interest income	64,219	58,500
Provision for loan losses	48,410	9,060

Net interest income after provision for loan losses	15,809	49,440

Noninterest Income
Service charges on deposit accounts	9,044	10,422
Trust and investment advisory fees	3,329	3,947
Other service charges, commissions, and fees	4,006	5,002
Card-based fees	3,755	3,898
Bank owned life insurance income	541	2,462
Securities (losses) gains, net	8,222	4,968
Trading (losses) gains, net	(622)	(1,420)
Other income	496	740

Total noninterest income	28,771	30,019

Noninterest Expense
Salaries and wages	17,090	19,024
Retirement and other employee benefits	6,221	7,166
Net occupancy expense	6,506	6,151
Equipment expense	2,331	2,567
Technology and related costs	2,240	1,771
Professional services	2,934	2,294
Advertising and promotions	1,082	1,037
Merchant card expense	1,538	1,646
Other expenses	8,452	7,687

Total noninterest expense	48,394	49,343

(Loss) income before income tax (benefit) expense	(3,814)	30,116
Income tax (benefit) expense	(9,541)	5,078

Net income	5,727	25,038
Preferred dividends	(2,563)	-
Net income applicable to non-vested restricted shares	(9)	(59)

Net income applicable to common shares	$3,155	$24,979

Per Common Share Data
Basic earnings per common share	$0.07	$0.52
Diluted earnings per common share	$0.07	$0.51
Cash dividends per common share	$0.010	$0.310
Weighted average common shares outstanding	48,493	48,433
Weighted average common diluted shares outstanding	48,493	48,537

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)
	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Balance at January 1, 2008	48,453	$-	$613	$207,851	$844,972	$(11,727)	$(317,734)	$723,975
Comprehensive income:
Net income	-	-	-	-	25,038	-	-	25,038
Other comprehensive income: (1)
Unrealized gains on securities	-	-	-	-	-	2,394	-	2,394

Total comprehensive income								27,432
Common dividends declared ($0.310 per common share)	-	-	-	-	(15,079)	-	-	(15,079)
Purchase of treasury stock	(4)	-	-	-	-	-	(109)	(109)
Share-based compensation expense	-	-	-	817	-	-	-	817
Exercise of stock options and restricted stock activity	112	-	-	(2,660)	-	-	3,551	891
Treasury stock (purchased for) issued to benefit plans	-	-	-	3	-	-	(3)	-

Balance at March 31, 2008	48,561	$-	$613	$206,011	$854,931	$(9,333)	$(314,295)	$737,927

Balance at January 1, 2009	48,630	$189,617	$613	$210,698	$837,390	$(18,042)	$(311,997)	$908,279
Cumulative effect of change in accounting for other-than- temporary impairment (2)	-	-	-	-	11,271	(11,271)	-	-

Adjusted balance at January 1, 2009	48,630	189,617	613	210,698	848,661	(29,313)	(311,997)	908,279
Comprehensive income (loss):
Net income	-	-	-	-	5,727	-	-	5,727
Other comprehensive loss (1):
Unrealized losses on securities	-	-	-	-	-	(8,157)	-	(8,157)

Total comprehensive loss								(2,430)
Common dividends declared ($0.010 per common share)	-	-	-	-	(486)	-	-	(486)
Preferred dividends declared ($12.50 per preferred share)	-	-	-	-	(2,412)	-	-	(2,412)
Accretion on preferred stock	-	151	-	-	(151)	-	-	-
Share-based compensation expense	-	-	-	676	-	-	-	676
Exercise of stock options and restricted stock activity	1	-	-	11	-	-	-	11
Treasury stock (purchased for) issued to benefit plans	(3)	-	-	(60)	-	-	34	(26)

Balance at March 31, 2009	48,628	$189,768	$613	$211,325	$851,339	$(37,470)	$(311,963)	$903,612

(1)	Net of taxes and reclassification adjustments.
(2)	For additional details of this adjustment, refer to Note 2, "Recent Accounting Pronouncements," and Note 3, "Securities."

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)

	Quarters Ended March 30,

	2009	2008

Net cash provided by (used in) operating activities	$1,122	$(1,820)

Investing Activities
Securities available-for-sale:
Proceeds from maturities, repayments, and calls	77,491	79,994
Proceeds from sales	334,687	221,076
Purchases	(103,145)	(311,998)
Securities held-to-maturity:
Proceeds from maturities, repayments, and calls	29,033	18,553
Purchases	(26,279)	(16,491)
Net increase in loans	(68,500)	(91,358)
Proceeds from claims on bank owned life insurance	4	2,010
Proceeds from sales of other real estate owned	125	621
Proceeds from sales of premises, furniture, and equipment	7	437
Purchases of premises, furniture, and equipment	(614)	(777)

Net cash provided by (used in) investing activities	242,809	(97,953)

Financing Activities
Net decrease in deposit accounts	(77,372)	(57,299)
Net (decrease) increase in borrowed funds	(162,582)	149,498
Purchases of treasury stock	-	(109)
Cash dividends paid	(10,952)	(15,046)
Exercise of stock options and restricted stock activity	(14)	755
Excess tax benefit (expense) related to share-based compensation	8	(18)

Net cash (used in) provided by financing activities	(250,912)	77,781

Net decrease in cash and cash equivalents	(6,981)	(21,992)
Cash and cash equivalents at beginning of period	114,308	194,837

Cash and cash equivalents at end of period	$107,327	$172,845

Supplemental Disclosures:
Non-cash transfers of loans to other real estate owned	$15,157	$3,185
Dividends declared but unpaid	487	15,079

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of First Midwest Bancorp, Inc. (the "Company"), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company's 2008 Annual Report on Form 10-K ("2008 10-K").

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements: Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements ("SFAS No. 157"). Upon adoption, SFAS No. 157 provided a single definition of fair value, established a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS No. 157 applies whenever an entity is measuring fair value under other accounting standards that require or permit fair value measurements. On October 10, 2008, to clarify the application of SFAS No. 157 in inactive markets, the FASB issued FASB Staff Position ("FSP") FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. Specifically, the FSP addressed the use of broker quotes and pricing services and how an entity's own input assumptions (such as discount rates used in cash flow projections) should be considered when measuring fair value when relevant observable market data does not exist. On April 9, 2009, the FASB provided additional fair value measurement guidance by issuing FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Specifically, the FSP concludes that if there has been a significant decrease in the volume and level of activity in relation to the normal market activity, transactions or quoted prices may not be the best indicator of fair value. Further analysis of the transactions or quoted prices may be needed and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. The FSP expands disclosures by requiring entities to disclose its inputs and valuation assumptions for both interim and annual periods. In addition, the FSP requires the SFAS No. 157 disclosures to be presented by major security type (such as commercial mortgage-backed securities or collateralized debt obligations), rather than disclosure by major category (such as trading securities and available-for-sale securities).

SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008 and for non-financial assets and liabilities on January 1, 2009. The FSP to address estimating fair value when the volume and level of activity in the market have decreased significantly is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Effective for first quarter 2009, the Company elected to early adopt FSP 157-4. The adoption of SFAS No. 157 on January 1, 2008, the FSP on fair value measurements in inactive markets during third quarter 2008, and the FSP on estimating fair value when volume and the level of activity have significantly decreased during first quarter 2009 did not have a material impact on the Company's financial position, results of operations, or liquidity. Refer to Note 10, "Fair Value," for the Company's fair value measurement disclosures.

Interim Period Fair Value Disclosures: On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The FSP is effective for interim reporting periods ending after June 15, 2009, and the Company will adopt the FSP during second quarter 2009. Since the FSP affects only disclosures, it will not impact the Company's financial position or results of operations upon adoption.

Other-Than-Temporary Impairment: Effective January 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, to improve the presentation and disclosure of other-than-temporary impairments on debt securities in its financial statements. Under the prior impairment guidance, an entity was required to assess whether it has the intent and ability to hold a security to recovery when determining whether the impairment is other than temporary. The FSP amends the prior guidance and once an impairment has been determined requires an entity to:

  Recognize the entire impairment as an other-than-temporary impairment against earnings if an entity intends to sell the security or if it is "more-likely-than-not" that it will be required to sell the security before recovery of its cost basis.

  Recognize only the credit loss portion of the impairment against income as an other-than-temporary impairment if the entity does not intend to sell the security and it is not likely that it will be forced to do so before recovering its cost basis. The balance of the impairment loss would be charged to other comprehensive income.

  Recalculate any previous impairment taken and only the credit loss portion would remain, with the remainder (or liquidity portion) added back to retained earnings (with an offsetting reduction of accumulated other comprehensive income) as an after-tax cumulative adjustment.

  Expand the disclosure requirements for interim and annual periods to provide more detail on the types of available-for-sale and held-to-maturity debt securities held (by major security type, such as commercial mortgage-backed securities or collateralized debt obligations), including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. In addition, disclose the reasons why an other-than-temporary impairment was recognized in earnings and the method and inputs used to calculate the portion of the impairment (or credit loss) recognized in earnings.

The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. As the Company elected to early adopt this FSP during first quarter 2009, it was also required to adopt FSP FAS 157-4. Refer to Note 3, "Securities," for the impact of adopting this FSP and Note 10, "Fair Value," for its fair value measurement disclosures.

Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this statement include:

  The acquisition date will be the date the acquirer obtains control.

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

  Reversals of deferred income tax valuation allowances and income tax contingencies after the acquisition date will be recognized in earnings.

  The reserve for loan losses of an acquiree will not be permitted to be recognized by the acquirer.

In addition, SFAS No. 141(R) will require new and modified disclosures about subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values, cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Company will apply SFAS No. 141(R) to all future business combinations. The effect of these new requirements on the Company's financial position and results of operations will depend on the volume and terms of acquisitions in 2009 and beyond, but will likely increase the amount and change the timing of recognizing expenses related to acquisition activities.

Derivative Disclosures: Effective January 1, 2009, the Company adopted FASB Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133 ("SFAS No. 161"), which requires an entity to provide greater transparency about how its derivative and hedging activities affect its financial statements. SFAS No. 161 requires enhanced disclosures about: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133; and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. Since SFAS No. 161 affects only disclosures, it did not impact the Company's financial position or results of operations upon adoption. Refer to Note 13, "Derivative Instruments and Hedging Activities," for the Company's derivative disclosures.

Disclosures about Pension Plan Assets: Effective January 1, 2009, the Company adopted FSP FAS 132R-1, Disclosures about Plan Assets. This FSP requires additional disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP has two main objectives. First, it requires additional disclosures about major categories of plan assets and concentrations of risk within plan assets. Second, it applies the requirements of SFAS No. 157 to defined benefit plans by requiring disclosure of the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using unobservable inputs on changes in plan assets for the period. Adoption of this FSP affects disclosures only and therefore had no impact on the Company's financial position or results of operations. The adoption of this FSP will impact future annual disclosures related to the Company's defined benefit pension plan.

Earnings Per Share Under Two-Class Method: Effective January 1, 2009, the Company adopted FSP Emerging Issues Task Force ("EITF") Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP requires an entity to include participating share-based payment transactions, prior to vesting, in the earnings allocation in computing earnings per share. Participating shared-based payment awards are those that contain nonforfeitable rights to dividends, even if granted prior to when an award vests. For the Company, participating share-based payment awards include restricted stock awards that have a right to receive dividends prior to vest. The adoption of this FSP did not have a material impact on the Company's earnings per share computations. Refer to Note 7, "Earnings Per Common Share," for the Company's earnings per share disclosures.

3. SECURITIES

As discussed in Note 2, "Recent Accounting Pronouncements," effective January 1, 2009, the Company adopted new guidance related to the recognition of other-than-temporary impairment. The effect of the adoption as of January 1, 2009 is presented in the table below.

Incremental Effect of Applying FSP FAS 115-2 and FAS 124-2 on Individual Line Items
in the Consolidated Statements of Condition
(Dollar amounts in thousands)
	Before Application of the FSP	Adjustments	After Application of the FSP

Securities available for sale, at amortized cost	$2,219,504	$18,477	$2,237,981
Unrealized (losses) on securities	(3,318)	(18,477)	(21,795)
Securities available for sale, at fair value	2,216,186	-	2,216,186
Prepaid income taxes (included in other assets)	-	(7,206)	(7,206)
Deferred income taxes (included in other assets)	1,290	7,206	8,496
Total assets	8,528,341	-	8,528,341
Retained earnings	837,390	11,271	848,661
Accumulated other comprehensive (loss)	(18,042)	(11,271)	(29,313)
Total stockholders' equity	908,279	-	908,279

Securities Portfolio
(Dollar amounts in thousands)

	March 31, 2009				December 31, 2008

	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities Available- for-Sale
U.S. Treasury	$122	$-	$-	$122	$1,039	$2	$-	$1,041
Collateralized mortgage obligations	598,367	14,094	(3,120)	609,341	694,285	7,668	(3,114)	698,839
Other mortgage- backed securities	344,503	11,575	(24)	356,054	504,918	13,421	(74)	518,265
State and municipal	861,547	9,136	(16,134)	854,549	907,036	12,606	(12,895)	906,747
Collateralized debt obligations	75,922	-	(41,395)	34,527	78,883	-	(36,797)	42,086
Corporate debt securities	35,751	-	(8,896)	26,855	35,731	179	(2,586)	33,325
Equity securities	20,861	104	(494)	20,471	16,089	34	(239)	15,883

Total	$1,937,073	$34,909	$(70,063)	$1,901,919	$2,237,981	$33,910	$(55,705)	$2,216,186

Securities Held- to-Maturity

State and municipal	$81,566	$396	$-	$81,962	$84,306	$286	$-	$84,592

Trading Securities				$10,885				$12,358

During first quarter 2008, the Company recorded an other-than-temporary impairment ("OTTI") of $2.3 million related to an asset-backed collateralized debt obligation ("CDO"). During first quarter 2009, the Company recorded OTTI of $2.9 million related to two trust preferred CDOs. FSP FAS 115-2 and FAS 124-2 requires that only the credit portion of an OTTI must be recognized through income beginning first quarter 2009. In deriving the credit component of the impairment on these two CDOs, the Company applied the contractual rate to cash flows. If a decline in fair value below carrying value was not attributable to credit loss and the Company did not intend to sell the security or believe it would be required to sell the security prior to recovery, the Company recorded the decline in fair value in accumulated other comprehensive income.

Changes in the amount of credit losses recognized in earnings on trust preferred CDOs are summarized in the following table.

Changes in Credit Losses Recognized in Earnings
(Dollar amounts in thousands)
Quarter Ended March 31, 2009

Balance at beginning of period	$6,331
Credit losses included in earnings (1):
Losses recognized on securities that previously had credit losses	2,800
Losses recognized on securities that did not previously have credit losses	138
Cash collections	-
Changes in credit losses due to security sales	-
Changes in credit loss due to a change in intention to sell	-

Balance at end of period	$9,269

(1)	Included in securities gains, net in the Consolidated Statements of Income.

Securities Gains (Losses)
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2009	2008

Proceeds from sales	$334,687	$221,076
Gains (losses) on sales of securities:
Gross realized gains	$11,161	$7,252
Gross realized losses	(1)	(3)

Net realized gains on securities sales	11,160	7,249
Non-cash impairment charges	(2,938)	(2,281)

Net realized gains	$8,222	$4,968

Income tax expense on net realized gains	$3,207	$1,938

Trading securities held by the Company represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Net trading (losses) gains, representing changes in fair value of the portfolio, are included in the Consolidated Statements of Income and totaled ($622,000) in first quarter 2009 and ($1.4 million) in first quarter 2008.

Securities In an Unrealized Loss Position
(Dollar amounts in thousands)
	Less Than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

As of March 31, 2009
Collateralized mortgage obligations	$17,283	$184	$24,002	$2,936	$41,285	$3,120
Other mortgage-backed securities	-	-	697	24	697	24
State and municipal	209,702	7,016	164,115	9,118	373,817	16,134
Collateralized debt obligations	-	-	34,527	41,395	34,527	41,395
Corporate debt securities	23,660	6,146	3,194	2,750	26,854	8,896
Equity securities	-	-	1,060	494	1,060	494

Total	$250,645	$13,346	$227,595	$56,717	$478,240	$70,063

As of December 31, 2008
Collateralized mortgage obligations	$27,142	$49	$39,923	$3,065	$67,065	$3,114
Other mortgage-backed securities	113	1	6,246	73	6,359	74
State and municipal	144,997	5,783	174,141	7,112	319,138	12,895
Collateralized debt obligations	-	-	28,004	36,797	28,004	36,797
Corporate debt securities	23,092	2,586	-	-	23,092	2,586
Equity securities	-	-	1,065	239	1,065	239

Total	$195,344	$8,419	$249,379	$47,286	$444,723	$55,705

The unrealized losses on the Company's investment in collateralized mortgage obligations and other mortgage-backed securities were caused by increases in interest rates. These types of investments are either backed by U.S. Government-owned agencies or issued by U.S. Government-sponsored enterprises. Accordingly, the Company believes it will receive its contractual cash flows. The unrealized losses in the Company's investment in state and municipal securities all relate to securities with investment grade ratings and were caused not by credit risk, but by interest rate increases.

The unrealized loss on CDOs as of March 31, 2009 of $41.4 million reflects the market's temporary negative bias toward structured investment vehicles given the current interest rate and liquidity environment. The Company does not believe this loss is an other-than-temporary impairment. The Company expects no change in its net cash flows from these investments from what was originally anticipated, and the Company has both the intent and ability to hold them until maturity or recovery and more than likely will not be forced to sell before recovering its cost basis. The Company's estimation of cash flows for these investments and resulting fair values were based upon its own cash flow modeling in accordance with SFAS No. 157, as described in Note 10, "Fair Value."

The unrealized losses in the Company's investment in other securities consist of unrealized losses on corporate bonds and equity securities and relate to adverse conditions in the financial markets.

Management does not believe any individual unrealized loss as of March 31, 2009 represents an other-than-temporary impairment. The declines in fair value on the Company's securities are not attributable to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost, or to maturity.

4. LOANS

Loan Portfolio
(Dollar amounts in thousands)

	March 31, 2009	December 31, 2008

Commercial and industrial	$1,508,175	$1,490,101
Agricultural	141,190	142,635
Real estate - office, retail, and industrial	1,211,844	1,127,689
Real estate - residential land and development	466,195	509,059
Real estate - multi-family	257,039	237,646
Real estate - other commercial real estate	1,073,483	1,106,952
Consumer	543,716	547,784
Real estate - 1-4 family	185,486	198,197

Total loans	$5,387,128	$5,360,063

Total loans reported are net of deferred loan fees of $8.3 million as of March 31, 2009 and $8.5 million as of December 31, 2008 and include overdrawn demand deposits totaling $11.4 million as of March 31, 2009 and $7.7 million as of December 31, 2008.

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

5. RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve for Loan Losses
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2009	2008

Balance at beginning of period	$93,869	$61,800
Loans charged-off	(27,243)	(6,741)
Recoveries of loans previously charged-off	965	661

Net loans charged-off	(26,278)	(6,080)
Provision for loan losses	48,410	9,060

Balance at end of period	$116,001	$64,780

Impaired, Non-accrual, and Past Due Loans
(Dollar amounts in thousands)
	March 31, 2009	December 31, 2008

Impaired loans:
Impaired loans with valuation reserve required (1)	$14,703	$58,439
Impaired loans with no valuation reserve required	163,154	72,397

Total impaired loans	$177,857	$130,836

Non-accrual loans:
Impaired loans on non-accrual	$176,794	$123,492
Other non-accrual loans (2)	6,747	4,276

Total non-accrual loans	$183,541	$127,768

Restructured loans	$1,063	$7,344
Loans past due 90 days or more and still accruing interest	$73,929	$36,999
Valuation reserve related to impaired loans	$7,531	$10,177

(1)	These impaired loans require a valuation reserve because the estimated value of the loans or related collateral is less than the recorded investment in the loans.
(2)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

The average recorded investment in impaired loans was $154.3 million for first quarter 2009 and $17.9 million for first quarter 2008. Interest income recognized on impaired loans was $19,000 for first quarter 2009 and $37,000 for first quarter 2008. Interest income recognized on impaired loans is recorded using the cash basis of accounting. As of March 31, 2009, the Company had $22.5 million of additional funds committed to be advanced in connection with impaired loans.

6. MATERIAL TRANSACTION AFFECTING STOCKHOLDERS' EQUITY

On March 16, 2009, the Company's Board of Directors announced a reduction in its quarterly common stock dividend from $0.225 per share to $0.010 per share. This reduction approximates $42 million in retained capital over the course of a year.

The Board of Directors will continue to evaluate all aspects of the Company's capital plan each quarter, recognizing both current and anticipated conditions.

7. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)
	Quarters Ended March 31,

	2009	2008

Net income	$5,727	$25,038
Preferred dividends	(2,412)	-
Accretion on preferred stock	(151)	-
Net income applicable to non-vested restricted shares	(9)	(59)

Net income applicable to common shares	$3,155	$24,979

Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	48,493	48,433
Dilutive effect of stock options	-	104

Weighted-average diluted common shares outstanding	48,493	48,537

Basic earnings per common share	$0.07	$0.52
Diluted earnings per common share	$0.07	$0.51

Stock options and common stock warrants for which the exercise price is greater than the average market price of the Company's common stock are antidilutive and, therefore, not included in the computation of diluted earnings per share. Antidilutive shares excluded from diluted earnings per share totaled 4,083,616 shares for first quarter 2009 and 2,175,043 shares for first quarter 2008.

8. PENSION PLAN

Net Periodic Benefit Pension Expense
(Dollar amounts in thousands)
	Quarters Ended March 31,

	2009	2008

Components of net periodic benefit cost:
Service cost	$1,203	$898
Interest cost	1,195	709
Expected return on plan assets	(1,667)	(887)
Recognized net actuarial loss	193	203
Amortization of prior service cost	1	1

Net periodic cost	$925	$924

The Company contributed $8.0 million to the Pension Plan in April 2009.

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	March 31, 2009	December 31, 2008

Commitments to extend credit:
Home equity lines	$287,178	$293,221
Credit card lines to businesses	12,864	12,417
1-4 family real estate construction	99,720	87,050
Commercial real estate	267,584	286,368
All other commitments	787,897	884,226
Letters of credit:
1-4 family real estate construction	22,183	21,301
Commercial real estate	38,831	35,536
All other	87,690	86,175
Recourse on assets securitized	9,131	9,344

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with the Company's standby letters of credit, which is included in other liabilities in the Consolidated Statements of Financial Condition, totaled $816,000 as of March 31, 2009 and $700,000 as of December 31, 2008. The Company will amortize these amounts into income over the commitment period. As of March 31, 2009, standby letters of credit had a remaining weighted-average term of approximately 14.2 months, with remaining actual lives ranging from less than 1 year to 6.3 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in fourth quarter 2004, the Company is obligated by agreement to repurchase at recorded value any non-performing loans, defined as loans past due greater than 90 days. During 2008, the Company repurchased $992,000 of non-performing loans and charged-off $41,000 related to those loans. The Company was not required to repurchase any of these loans during first quarter 2009. The aggregate outstanding balance of securitized loans subject to this recourse obligation was $9.1 million as of March 31, 2009 and $9.3 million as of December 31, 2008. Per its agreement, the Company's recourse obligations will end on November 30, 2011. The carrying value of the Company's recourse liability, which is included in other liabilities in the Consolidated Statements of Financial Condition, totaled approximately $150,000 as of March 31, 2009 and December 31, 2008.

Legal Proceedings

As of March 31, 2009, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of March 31, 2009.

10. FAIR VALUE

The Company measures, monitors, and discloses certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis to account for trading securities, securities available-for-sale, mortgage servicing rights, derivative assets, and derivative liabilities. In addition, fair value is used on a non-recurring basis to apply lower-of-cost-or-market accounting to other real estate owned ("OREO"); evaluate assets or liabilities for impairment, including collateral-dependent impaired loans, goodwill, and other intangibles; and for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company measures fair value in accordance with FASB Statement No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 was effective for the Company on January 1, 2008 for financial assets and liabilities and on January 1, 2009 for non-financial assets and liabilities. Depending upon the nature of the asset or liability, the Company uses various valuation techniques and input assumptions when estimating fair value, all of which are in accordance with SFAS No. 157.

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

Assets and Liabilities Measured at Fair Value

The following table provides the hierarchy level and fair value for each major category of assets and liabilities measured at fair value as of March 31, 2009.

Fair Value Measurements
(Dollar amounts in thousands)
	March 31, 2009

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities	$10,885	$-	$-	$10,885
Securities available-for-sale:
U.S. Treasury securities	-	122	-	122
Collateralized mortgage obligations (1)	-	609,341	-	609,341
Other mortgage-backed securities (1)	-	339,767	16,287	356,054
State and municipal securities	-	854,549	-	854,549
Collateralized debt obligations	-	-	34,527	34,527
Corporate debt securities	-	26,855	-	26,855
Equity securities (2)	15,727	4,744	-	20,471

Total securities available-for-sale	15,727	1,835,378	50,814	1,901,919

Mortgage servicing rights (3)	-	-	1,284	1,284

Total assets	$26,612	$1,835,378	$52,098	$1,914,088

Liabilities:
Derivative liabilities (3)	$-	$2,380	$-	$2,380

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (4)	$-	$-	$65,886	$65,886
Other real estate owned	-	-	38,984	38,984

Total assets	$-	$-	$104,870	$104,870

(1)	These securities are backed by residential mortgages.
(2)	Includes other miscellaneous marketable equity securities with an aggregate carrying value totaling $2.9 million that is assumed to approximate fair value.
(3)	Mortgage servicing rights are included in other assets, and derivative liabilities are included in other liabilities in the Consolidated Statements of Financial Condition.
(4)	Represents the carrying value of loans for which adjustments are based on the appraised or market-quoted value of the collateral.

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

Due to the illiquidity in the secondary market for the Company's trust-preferred CDOs, especially since the disruption in the credit markets, the Company determined that dealer quotes did not reflect the best estimate of fair value. Therefore, the Company, with the assistance of a structured credit valuation firm, developed a valuation model to estimate the value of these securities using discounted cash flows and has classified these investments in level 3 of the valuation hierarchy.

The model has been validated through back testing. It relies on independently verifiable historical balance sheet data, empirical default data, equity volatility, and current market values to estimate the likelihood any entity comprising the collateral underlying the individual CDO will default on its trust-preferred obligation. Using simulation techniques, cash flows are then projected for each entity's obligation under the CDO and used to estimate the ultimate cash flow to the Company. These cash flows are then modeled based on the contractual terms of the CDO, discounted to their present values, and used to derive the estimated fair value of the individual CDO.

The model is dependent upon the following key assumptions based on the Company's judgment regarding how a market participant would assess these:

  Estimated default rate - Based on historical data obtained from the Federal Deposit Insurance Corporation ("FDIC") and outside sources, a target default level was developed as of the measurement date.

  Deferral of cash flows - A deferral of cash flow by any entity within the collateral pool is assumed to be a default.

  Equity volatility - Equity volatility is used to measure market risk over the life of the underlying entity's obligation based on a 6-year historical equity volatility period.

  Discount rate - The discount rate used for valuing cash flows was derived by the Company by first establishing the implied discount rate at a time when a relatively active market existed for such securities and adjusting it for an estimate of the additional risk premium currently demanded by market participants. At March 31, 2009, the Company used a discount rate based on a 3-month Treasury rate plus 1,000 basis points.

Carrying Value of Level 3 Securities Available-for-Sale
(Dollar amounts in thousands)
	Quarter Ended March 31, 2009

	Other Mortgage- Backed Securities	Collateralized Debt Obligations	Total

Balance at beginning of period	$16,632	$42,086	$58,718
Total losses:
Included in earnings (1)	-	(2,938)	(2,938)
Included in other comprehensive loss	258	(4,598)	(4,340)
Purchases, sales, issuances, and settlements	(603)	(23)	(626)

Balance at end of period	$16,287	$34,527	$50,814

Change in unrealized losses recognized in earnings relating to securities still held at the end of period	$-	$(2,938)	$(2,938)

(1)	Included in securities gains, net in the Consolidated Statements of Income.

In the table above, the net losses recognized in earnings represent non-cash impairment charges recognized on certain CDOs that were deemed to be other-than-temporarily impaired.

Mortgage Servicing Rights - The Company records its mortgage servicing rights at fair value in accordance with SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the present value of the future cash flows associated with the mortgage loans being serviced. Mortgage servicing rights are included in other assets in the Consolidated Statements of Financial Condition. Key economic assumptions used in measuring the fair value of mortgage servicing rights include weighted-average prepayment speeds and weighted-average discount rates. While market-based data is used to determine the input assumptions, the Company incorporates its own estimates of assumptions market participants would use in determining the fair value of mortgage servicing rights and classifies them in level 3 of the valuation hierarchy.

Carrying Value of Mortgage Servicing Rights
(Dollar amounts in thousands)
	Quarters Ended March 31,

	2009	2008

Balance at beginning of period	$1,461	$1,877
Total (losses) gains included in earnings (1):
Due to changes in valuation inputs and assumptions (2)	(97)	17
Other changes in fair value (3)	(80)	(95)

Balance at end of period	$1,284	$1,799

Contractual servicing fees earned during the period (1)	$85	$105

(1)	Included in other service charges, commissions, and fees in the Consolidated Statements of Income.
(2)	Principally reflects changes in prepayment speed assumptions.
(3)	Primarily represents changes in expected cash flows over time due to payoffs and paydowns.

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

In accordance with the provisions of SFAS No. 114, during first quarter 2009 collateral-dependent impaired loans with a carrying value of $98.6 million, less transfers to OREO of $10.5 million, were written down to their fair value of $65.9 million, resulting in a provision for loan losses of $22.2 million, which was included in earnings.

Other Real Estate Owned - OREO includes properties acquired in partial or total satisfaction of certain loans. Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Any write-downs in the carrying value of a property at the time of acquisition are charged against the reserve for loan losses. Management periodically reviews the carrying value of OREO properties. Any write-downs of the properties subsequent to acquisition, as well as gains or losses on disposition and income or expense from the operations of OREO, are recognized in operating results in the period they are realized. Fair value is generally based on third party appraisals and internal estimates and is therefore considered a Level 3 valuation.

During first quarter 2009, OREO properties with a carrying value of $2.9 million were written down to their fair value of $2.5 million, resulting in a charge to earnings of $387,000.

Goodwill and Other Intangible Assets - Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.

Goodwill and other intangible assets are subject to impairment testing, which requires a significant degree of management judgment. Goodwill is tested at least annually for impairment using the market capitalization valuation method, or more often if events or circumstances indicate that there may be impairment. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. Identified intangible assets that have a finite useful life are periodically reviewed to determine whether there have been any events or circumstances to indicate that the recorded amount is not recoverable from projected undiscounted net operating cash flows.

In the event fair value is determined to be less than the carrying value, goodwill and other intangible assets may be impaired. If the testing resulted in impairment, the Company would classify goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3. Additional information regarding goodwill, other intangible assets, and impairment policies can be found in Note 7 of "Notes to Consolidated Financial Statements" in Item 8 of the Company's 2008 10-K.

11. INCOME TAXES

The Company's provision for income taxes includes both federal and state income tax expense. Following is an analysis of the provision for income taxes and the effective income tax rates for the periods presented.
	Quarter Ended March 31,

	2009	2008

(Loss) income before income tax (benefit) expense	$(3,814)	$30,116
Income tax (benefit) expense	(9,541)	5,078
Effective income tax rate	N/M	16.9%

 N/M - Not meaningful.

Federal income tax expense, and the related effective tax rate, is primarily influenced by the amount of tax-exempt income derived from investment securities and bank owned life insurance ("BOLI") in relation to pre-tax income. State income tax expense, and the related effective tax rate, is influenced by the amount of state tax-exempt income in relation to pre-tax income, and state tax rules relating to consolidated/combined reporting and sourcing of income and expense.

The decrease in tax expense from 2008 to 2009 was primarily attributable to the decrease in pre-tax income. In 2009, federal tax-exempt income exceeded pre-tax income resulting in the recording of federal tax benefits. State income tax expense increased from 2008 to 2009 as a result of changes in Illinois sourcing rules. This increase was more than offset by the recording of additional benefits totaling $4.1 million with respect to certain previously identified uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48") as a result of certain developments in pending tax audits.

12. ASSETS HELD FOR SALE

As of March 31, 2009, the Company held nine parcels of vacant land for sale. The total carrying value of $1.6 million as of March 31, 2009 is included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition. The Company had no assets classified as held for sale as of December 31, 2008. During first quarter 2009, the Company reviewed all of its vacant properties that are potentially marketable, and elected to place the nine parcels on the market. The estimated fair value of these parcels is greater than the book value as of March 31, 2009. Therefore, no impairment loss was required to be recognized during the quarter related to these properties.

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Accounting Policy for Derivative Financial Instruments

In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. All derivative instruments are recorded at fair value as either other assets or other liabilities. Subsequent changes in a derivative's fair value are recognized in earnings unless specific hedge accounting criteria are met.

On the date the Company enters into a derivative contract, it designates the derivative instrument as either a fair value hedge, cash flow hedge, or as a non-hedge derivative instrument. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk, are considered to be fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows to be received or paid related to an asset or liability or other types of forecasted transactions are considered to be cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking each hedge transaction.

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

At the hedge's inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If a derivative instrument designated as a hedge is terminated or ceases to be highly effective, hedge accounting is discontinued prospectively and the gain or loss is amortized to earnings. For fair value hedges, the gain or loss is amortized over the remaining life of the hedged asset or liability. For cash flow hedges, the gain or loss is amortized over the same period(s) that the forecasted hedged transactions impact earnings. If the hedged item is disposed of, or the forecasted transaction is no longer probable, any fair value adjustments are included in the gain or loss from the disposition of the hedged item. In the case of a forecasted transaction that is no longer probable, the gain or loss is included in earnings immediately.

Hedging Strategy

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

Management uses derivative instruments to protect against the risk of interest rate movements on the value of certain assets and liabilities and on future cash flows. The derivative instruments the Company primarily uses are interest rate swaps with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities held and the risk management strategies for the current and anticipated interest rate environment.

As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk is the adverse effect a change in interest rates, currency, equity prices, or implied volatility has on the value of a financial instrument. Market risk associated with changes in interest rates is managed by establishing and monitoring limits as to the degree of risk that may be undertaken as part of the Company's overall market risk monitoring process, which includes the use of net interest income and economic value of equity simulation methodologies. This process is carried out by the Company's Asset Liability Management Committee. See further discussion of this process in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-Q.

Fair Value Hedges - During 2008 and 2009, the Company hedged the fair value of fixed rate commercial real estate loans through the use of pay fixed, receive variable interest rate swaps. In 2008, the Company also hedged the fair value of fixed rate, junior subordinated debentures through the use of pay variable, receive fixed interest rate swaps. The Company recognized ineffectiveness on its fair value hedges of $5,000 during first quarter 2009, which is included in other noninterest income in the Consolidated Statements of Income. No gains or losses were recognized related to components of derivative instruments that were excluded from the assessment of hedge ineffectiveness during 2008 or 2009.

Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations and expected lives presented in the following table are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on March 31, 2009 and December 31, 2008.

Other Derivative Activities - The Company had no other derivative instruments as of March 31, 2009 or December 31, 2008. The Company does not enter into derivative transactions for purely speculative purposes.

Interest Rate Derivatives Portfolio
(Dollar amounts in thousands)
	March 31, 2009	December 31, 2008

Fair Value Hedges
Related to fixed rate commercial loans
Notional amount outstanding	$19,741	$19,982
Weighted-average interest rate received	2.42%	3.16%
Weighted-average interest rate paid	6.39%	6.39%
Weighted-average maturity (in years)	8.52	8.76
Derivative liability fair value	$(2,380)	$(2,628)

	Quarters Ended March 31,

	2009	2008

Gains (losses) on hedged items recognized in noninterest income:
Gains (losses) on swaps	$248	$(430)
(Losses) gains on loans	(253)	440

Net hedge ineffectiveness	$(5)	$10

Gains recognized in net interest income (1) (2)	$40	$6

(1)

The gain represents the fair value adjustments on discontinued fair value hedges in connection with our subordinated fixed rate debt that are being amortized through earnings over the remaining life of the hedged item (debt).

(2)	In addition to these amounts, interest accruals on fair value hedges are also reported in net interest income.

Credit Risk

Credit risk occurs when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivatives, applying uniform credit standards maintained for all activities with credit risk, and collateralizing gains. The Company maintains a policy limiting credit exposure to any one counterparty to not more than 2.5% of stockholders' equity. In addition, the Company has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net gains above an agreed-upon minimum threshold. On March 31, 2009, these collateral agreements covered 100% of the fair value of the Company's interest rate swaps outstanding. Net losses with counterparties must be collateralized with either cash or U.S. Government and U.S. Government-sponsored agency securities. As of March 31, 2009 and December 31, 2008, the Company pledged cash of $2.7 million to collateralize net losses with counterparties. No other collateral was required to be pledged as of March 31, 2009 or December 31, 2008.

As of March 31, 2009 and December 31, 2008, all of the Company's derivative instruments contain provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies. If the Company's debt were to fall below that credit rating, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of our results of operations and financial condition for the quarters ended March 31, 2009 and 2008. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term the "Bank," we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2008 Annual Report on Form 10-K ("2008 10-K"). Results of operations for the quarter ended March 31, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009. Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

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

First Quarter 2009 vs. 2008

Table 1
Selected Financial Data (1)
(Dollar amounts in thousands, except per share data)
	Quarters Ended March 31,

	2009	2008	% Change

Operating Results
Interest income	$91,480	$108,475	(15.7)
Interest expense	27,261	49,975	(45.5)

Net interest income	64,219	58,500	9.8
Fee-based revenues	20,134	23,269	(13.5)
Other noninterest income	415	1,782	(76.7)
Noninterest expense	(48,394)	(49,343)	(1.9)

Pre-tax earnings, excluding provision for loan losses and market-related losses (2)	36,374	34,208	6.3
Provision for loan losses	(48,410)	(9,060)	434.3
Gains on securities sales, net	11,160	7,249	54.0
Securities impairment losses	(2,938)	(2,281)	28.8

(Loss) income before income tax benefit (expense)	(3,814)	30,116	(112.7)
Income tax benefit (expense)	9,541	(5,078)	(287.9)

Net income	5,727	25,038	(77.1)
Preferred dividends	(2,563)	-	-
Net income applicable to non-vested restricted shares	(9)	(59)	(84.7)

Net income applicable to common shares	$3,155	$24,979	(87.4)

Diluted earnings per common share	$0.07	$0.51	(86.3)
Performance Ratios
Return on average common equity	1.78%	13.72%
Return on average assets	0.15%	1.24%
Net interest margin - tax equivalent	3.67%	3.53%
Efficiency ratio	52.33%	54.02%

	March 31, 2009	December 31, 2008	March 31, 2008	3/31/09 $ Change From
				12/31/08	3/31/08

Balance Sheet Highlights
Total assets	$8,252,576	$8,528,341	$8,315,368	$(275,765)	$(62,792)
Total loans	5,387,128	5,360,063	5,045,765	27,065	341,363
Total deposits	5,508,382	5,585,754	5,721,562	(77,372)	(213,180)

(1)	All ratios are presented on an annualized basis.
(2)

The company's accounting and reporting policies conform to U.S. generally accepted accounting principles ("GAAP") and general practice within the banking industry. As a supplement to GAAP, the Company has provided this non-GAAP performance result. The Company believes that this non-GAAP financial measure is useful because it allows investors to assess the Company's operating performance. Although this non-GAAP financial measure is intended to enhance investors' understanding of the Company's business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP.

We recorded a loss before taxes of $3.8 million for first quarter 2009, as compared to income of $30.1 million for first quarter 2008, with the difference largely due to higher provision for loan losses. Provision for loan losses for first quarter 2009 was $48.4 million as contrasted to $9.1 million for first quarter 2008. Excluding the provision for loan losses and net securities gains from each period, income before taxes was $36.4 million for first quarter 2009 and $34.2 million for first quarter 2008.

For a discussion of the Company's loan portfolio and credit quality, see the section titled "Loan Portfolio and Credit Quality" elsewhere in this report. For a discussion of net securities gains and impairment losses, see the section titled "Investment Portfolio Management."

Our first quarter operating results reflect both the impact of current economic conditions on our credit costs as well as the implementation of planned initiatives designed to respond to those conditions. Operating performance for the quarter, excluding credit costs, was up from a year ago as we profited from stronger net interest margins, the stability of our core funding base, targeted loan growth, and lower operating expenses. During the quarter, we made the difficult decision to reduce our dividend and took advantage of improvement in the debt security markets to reduce the size of our securities portfolio. In combination, these actions helped further our objectives of enhancing our tangible capital position and improving our overall liquidity.

Net interest margin for first quarter 2009 of 3.67% declined 4 basis points from fourth quarter 2008 but was up 14 basis points from first quarter 2008. While partly due to improved loan pricing, it also reflects our stable, solid customer deposit base. As of March 31, 2009, our loan-to-deposit ratio is 97.8%, with nearly two-thirds of our customer deposits consisting of demand, NOW, money market, and savings core transactional accounts.

Our total noninterest income decreased $1.2 million, or 4.2%, for first quarter 2009 compared to first quarter 2008. Fee-based revenues decreased 13.5% for first quarter 2009 from first quarter 2008. This decrease largely stems from the impact of lower transaction volumes caused by reduced consumer spending on overdraft fees as well as card-based fees. Further, trust and investment advisory fees declined 15.7% as compared to first quarter 2008, resulting from the adverse impact of lower asset values on revenues.

For first quarter 2009, noninterest expense declined by 1.9% compared to first quarter 2008, largely due to a $2.9 million decline in salaries and benefits expense resulting from a 3.6% reduction in FTEs. This reduction substantially offset a $2.1 million increase in FDIC insurance premiums and a $1.4 million increase in legal and operating costs associated with credit remediation and other real estate owned. Operating efficiency for the first quarter 2009 improved to 52.33% for first quarter 2009, compared to 54.02% for first quarter 2008.

Outstanding loans totaled $5.4 billion as of March 31, 2009, an annualized increase of 2.0% from December 31, 2008. The increase since December 2008 was led by growth in commercial and industrial loans and commercial real estate, specifically office, retail, and industrial, and multi-family lending. These increases were partially offset by a decline in residential land and development loans.

Non-performing loans as of March 31, 2009 were $258.5 million compared to $172.1 million at December 31, 2008, with residential land and development loans comprising half of the March 31, 2009 total. Non-accrual loans at March 31, 2009 totaled $183.5 million compared to $127.8 million at December 31, 2008, while loans 90 days or more past due and still accruing totaled $73.9 million, up from $37.0 million at December 31, 2008.

We increased our reserve for loan losses to $116.0 million as of March 31, 2009, up $22.1 million from December 31, 2008. The reserve for loan losses to loans was 2.15% as of March 31, 2009, up from 1.75% as of December 31, 2008. Total loans charged-off, net of recoveries, in first quarter 2009 were 1.98% of average loans.

Total average deposits for first quarter 2009 decreased 3.7% from first quarter 2008 and 2.3% from fourth quarter 2008 due primarily to a decline in time deposits. The Company's average core transactional deposits declined 0.4% from fourth quarter 2008. Traditionally, we would have expected to see a greater decline in average core transactional deposits in the first quarter due to normal seasonal declines in public funds balances.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income equals the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total average interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in the "Notes to Consolidated Financial Statements" contained in our 2008 10-K.

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

Table 2
Effect of Tax-Equivalent Adjustment
(Dollar amounts in thousands)
	Quarters Ended March 31,

	2009	2008	% Change

Net interest income (GAAP)	$64,219	$58,500	9.8
Tax-equivalent adjustment	5,428	5,554	(2.3)

Tax-equivalent net interest income	$69,647	$64,054	8.7

Table 3 summarizes changes in our average interest-earning assets and interest-bearing liabilities as well as interest income and interest expense related to each category of assets and funding sources and the average interest rates earned and paid on each. The table also shows the trend in net interest margin on a quarterly basis for 2009 and 2008, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. Table 3 also details increases in income and expense for each of the major categories of interest-earning assets and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 2 above.

Net interest margin for first quarter 2009 of 3.67% declined 4 basis points from fourth quarter 2008 but was up 14 basis points from first quarter 2008. While partly due to improved loan pricing, it also reflects our stable, solid customer deposit base. As of March 31, 2009, our loan-to-deposit ratio is 97.8%, with nearly two-thirds of our customer deposits consisting of demand, NOW, money market, and savings core transactional accounts.

First quarter 2009 net interest margin reflects our strong core deposit base and our ability to effectively manage our cost of funds. With approximately one-half of our loan portfolio tied to floating indices, the 275 basis point decline in the Federal Reserve's federal funds during the period March through December 2008 resulted in a decline of 158 basis points in average loan yields from first quarter 2008. This negative impact was offset by a shift to less expensive wholesale borrowing from money market and time deposits, a widening of loan spreads, and expanded spreads on our investment portfolio as the interest rate yield curve steepened.

As shown in Table 3, first quarter 2009 tax-equivalent interest income declined $17.1 million compared to first quarter 2008. The increase in interest-earning assets increased interest income by $7.6 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $24.7 million. First quarter 2009 interest expense declined $22.7 million compared to first quarter 2008. The increase in interest-bearing liabilities increased interest expense by $3.9 million, but the shift to less expensive wholesale borrowing, coupled with an overall decrease in the average rate paid on interest-bearing liabilities reduced interest expense by $26.6 million.

We continue to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-Q.

Table 3 Net Interest Income and Margin Analysis (Dollar amounts in thousands)
	Quarters Ended March 31,						Attribution of Change in Net Interest Income (1)

	2009			2008

	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total

Assets:
Federal funds sold and other short-term investments	$4,487	$3	0.27	$2,072	$21	4.08	$(108)	$90	$(18)
Trading account securities	12,434	40	1.29	18,604	62	1.33	(20)	(2)	(22)
Securities available-for-sale (2)	2,109,477	29,376	5.57	2,089,135	30,359	5.81	300	(1,283)	(983)
Securities held-to-maturity	82,969	1,413	6.81	95,747	1,601	6.69	(219)	31	(188)
Federal Home Loan Bank and Federal Reserve Bank stock	54,768	308	2.25	54,767	338	2.47	-	(30)	(30)
Loans (2):
Commercial and industrial	1,488,508	17,114	4.66	1,356,868	22,249	6.59	2,469	(7,604)	(5,135)
Agricultural	139,947	1,293	3.75	180,088	2,544	5.68	(490)	(761)	(1,251)
Commercial real estate	3,010,167	37,928	5.11	2,698,459	44,111	6.57	6,280	(12,463)	(6,183)
Consumer	547,876	6,555	4.85	556,252	9,189	6.64	(136)	(2,498)	(2,634)
Real estate - 1-4 family	192,407	2,878	6.07	227,100	3,555	6.30	(524)	(153)	(677)

Total loans	5,378,905	65,768	4.96	5,018,767	81,648	6.54	7,599	(23,479)	(15,880)

Total interest-earning assets (2)	7,643,040	96,908	5.12	7,279,092	114,029	6.29	7,552	(24,673)	(17,121)

Cash and due from banks	113,673			129,431
Reserve for loan losses	(100,756)			(62,431)
Other assets	772,922			724,632

Total assets	$8,428,879			$8,070,724

Liabilities and Stockholders' Equity:
Savings deposits	$748,350	847	0.46	$814,764	2,671	1.32	(202)	(1,622)	(1,824)
NOW accounts	893,687	969	0.44	880,505	2,812	1.28	43	(1,886)	(1,843)
Money market deposits	768,202	2,104	1.11	822,154	4,532	2.22	(280)	(2,148)	(2,428)
Time deposits	2,069,671	15,007	2.94	2,175,183	24,195	4.47	(1,124)	(8,064)	(9,188)
Borrowed funds	1,694,928	4,632	1.11	1,307,398	12,076	3.71	5,411	(12,855)	(7,444)
Subordinated debt	232,391	3,702	6.46	230,458	3,689	6.44	31	(18)	13

Total interest-bearing liabilities	6,407,229	27,261	1.73	6,230,462	49,975	3.23	3,879	(26,593)	(22,714)

Demand deposits	1,028,617			1,025,320
Other liabilities	79,224			82,484
Stockholders' equity - common	720,809			732,458
Stockholders' equity - preferred	193,000			-

Total liabilities and stockholders' equity	$8,428,879			$8,070,724

Net interest income/margin (2)		$69,647	3.67		$64,054	3.53	$3,673	$1,920	$5,593

Quarterly Net Interest Margin Trend

	2009	2008

	First	Fourth	Third	Second	First

Yield on interest-earning assets	5.12%	5.43%	5.69%	5.81%	6.29%
Rates paid on interest-bearing liabilities	1.73%	2.03%	2.40%	2.61%	3.23%
Net interest margin (2)	3.67%	3.71%	3.63%	3.58%	3.53%

(1)

For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

Noninterest Income

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)
	Quarters Ended March 31,

	2009	2008	% Change

Service charges on deposit accounts	$9,044	$10,422	(13.2)
Trust and investment advisory fees	3,329	3,947	(15.7)
Other service charges, commissions, and fees	4,006	5,002	(19.9)
Card-based fees	3,755	3,898	(3.7)

Subtotal fee-based revenues	20,134	23,269	(13.5)
Bank owned life insurance ("BOLI") income	541	2,462	(78.0)
Other income	496	740	(33.0)

Subtotal operating revenues	21,171	26,471	(20.0)
Trading (losses) gains, net	(622)	(1,420)	(56.2)
Gains on securities sales, net	11,160	7,249	54.0
Securities impairment losses	(2,938)	(2,281)	28.8

Total noninterest income	$28,771	$30,019	(4.2)

Our total noninterest income decreased $1.2 million, or 4.2%, for first quarter 2009 compared to first quarter 2008. Fee-based revenues decreased 13.5% for first quarter 2009 from first quarter 2008. This decrease largely stems from the impact of lower transaction volumes caused by reduced consumer spending on overdraft fees as well as card-based fees. Further, trust and investment advisory fees declined 15.7% as compared to first quarter 2008, resulting from the adverse impact of lower asset values on revenues.

Other service charges, commissions, and fees declined 19.9% for first quarter 2009 compared to first quarter 2008 primarily due to a $501,000 decline in commissions received from the sale of third-party annuity and investment products as compared to first quarter 2008.

BOLI income represents benefit payments received and the change in cash surrender value ("CSV") of the policies, net of premiums paid. The change in CSV is attributable to earnings or losses credited to policies, based on investments made by the insurer. In comparison to first quarter 2008, bank-owned life insurance income declined $1.9 million for first quarter 2009. In the current environment, management elected to accept lower market returns in order to reduce its risk to market volatility through investment in shorter-duration, lower yielding money market instruments. The tax-equivalent yield on BOLI was 1.69% for first quarter 2009 compared to 6.99% for first quarter 2008. See the section titled "Investment in Bank Owned Life Insurance" for a discussion of our investment in BOLI.

Other income, which consists primarily of safe deposit box rentals and miscellaneous recoveries, declined for 33.0% for first quarter 2009 as compared to first quarter 2008.

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

We recognized a net securities gain and securities impairment losses for each period presented. For a discussion of these items, see the section titled "Investment Portfolio Management."

Noninterest Expense

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,

	2009	2008	% Change

Compensation expense:
Salaries and wages	$17,090	$19,024	(10.2)
Retirement and other employee benefits	6,221	7,166	(13.2)

Total compensation expense	23,311	26,190	(11.0)
Net occupancy expense	6,506	6,151	5.8
Professional services	2,934	2,294	27.9
Federal Deposit Insurance Corporation ("FDIC") insurance	2,361	252	836.9
Equipment expense	2,331	2,567	(9.2)
Technology and related costs	2,240	1,771	26.5
Advertising and promotions	1,082	1,037	4.3
Merchant card expense	1,538	1,646	(6.6)
Other real estate owned ("OREO") expense, net	1,004	318	215.7
Other expenses	5,087	7,117	(28.5)

Total noninterest expense	$48,394	$49,343	(1.9)

Full-time equivalent ("FTE") employees	1,767	1,833	(3.6)

Efficiency ratio	52.33%	54.02%

For first quarter 2009, noninterest expense declined by 1.9% compared to first quarter 2008, largely due to a $2.9 million decline in salaries and benefits expense resulting from a 3.6% reduction in FTEs. This reduction substantially offset a $2.1 million increase in FDIC insurance premiums and a $1.4 million increase in legal and operating costs associated with credit remediation and OREO.

Salaries and wages decreased in first quarter 2009 compared to first quarter 2008 as annual general merit increases were more than offset by targeted staff reductions and declines in incentive compensation and share-based compensation expense.

Of the $469,000 increase in technology and related costs from first quarter 2008 to first quarter 2009, $253,000 was due to a new voice over internet protocol (VoIP), which is a used for the delivery of voice communications over IP networks such as the Internet. This investment in technology positions us for the future by providing us with a much more cost-effective means of communicating and transferring data. This cost also provides a savings in telephone expense, which is included in other expenses. The remaining variance in technology and related costs resulted from standard contractual increases.

The increase in professional services was due primarily to increased costs associated with credit remediation and OREO.

OREO expense increased in first quarter 2009 compared to first quarter 2008 as the balance of OREO properties increased from $8.6 million at March 31, 2008 to $39.0 million at March 31, 2009.

The decline in other expenses was spread over various noninterest expense categories including freight and expense, telephone, and supplies and printing.

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income. Operating efficiency for first quarter 2009 improved to 52.33%, compared to 54.02% for first quarter 2008.

Income Taxes

Our accounting policies underlying the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 15 to the Consolidated Financial Statements of our 2008 10-K.

Income tax (benefit) expense totaled ($9.5 million) for first quarter 2009 compared to $5.1 million for first quarter 2008.

Federal income tax expense and the related effective tax rate are primarily influenced by the amount of tax-exempt income derived from investment securities and BOLI in relation to pre-tax income. State income tax expense and the related effective tax rate are influenced by the amount of state tax-exempt income in relation to pre-tax income, and state tax rules relating to consolidated/combined reporting and sourcing of income and expense.

The decrease in tax expense from 2008 to 2009 was primarily attributable to the decrease in pre-tax income. In 2009, federal tax-exempt income exceeded pre-tax income resulting in the recording of federal tax benefits. State income tax expense increased from 2008 to 2009 as a result of changes in Illinois sourcing rules. This increase was more than offset by the recording of additional benefits totaling $4.1 million with respect to certain previously identified uncertain tax positions under Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48") as a result of certain developments in pending tax audits.

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

Table 6
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	As of March 31, 2009			As of December 31, 2008

	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total

Available-for-Sale
U.S. Treasury securities	$122	$122	-	$1,041	$1,039	0.1
Collateralized mortgage obligations	609,341	598,367	29.6	698,839	694,285	29.9
Other mortgage-backed securities	356,054	344,503	17.1	518,265	504,918	21.7
State and municipal securities	854,549	861,547	42.7	906,747	907,036	39.1
Collateralized debt obligations	34,527	75,922	3.8	42,086	78,883	3.4
Corporate debt securities	26,855	35,751	1.8	33,325	35,731	1.5
Equity securities	20,471	20,861	1.0	15,883	16,089	0.7

Total available-for-sale	1,901,919	1,937,073	96.0	2,216,186	2,237,981	96.4

Held-to-Maturity
State and municipal securities	81,962	81,566	4.0	84,592	84,306	3.6

Total securities	$1,983,881	$2,018,639	100.0	$2,300,778	$2,322,287	100.0

	At March 31, 2009			At December 31, 2008

	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity

Available-for-Sale
U.S. Treasury securities	1.35%	1.50	1.26%	1.35%	1.50	0.89%
Collateralized mortgage obligations	0.48%	1.59	5.18%	1.25%	1.80	5.25%
Other mortgage-backed securities	0.87%	1.71	5.33%	1.75%	1.95	5.52%
State and municipal securities	5.31%	7.81	6.16%	5.26%	7.61	6.15%
Collateralized debt obligations	0.25%	5.70	3.06%	0.25%	5.84	3.26%
Other securities	5.30%	12.19	4.27%	6.03%	12.61	5.06%

Total available-for-sale	2.80%	4.77	5.53%	3.07%	4.51	5.62%

Held-to-Maturity
State and municipal securities	6.17%	9.39	7.04%	7.00%	9.26	7.10%

Total securities	2.94%	4.96	5.59%	3.21%	4.69	5.67%

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

As of March 31, 2009, our securities portfolio totaled $2.0 billion, decreasing 13.8% from December 31, 2008. Net securities gains were $8.2 million for first quarter 2009 compared to $5.0 million for first quarter 2008. During first quarter 2009, we took advantage of opportunities in the market to sell $323.5 million of mortgage-backed and municipal securities for a gain of $11.1 million. This was partially offset by impairment charges totaling $2.9 million associated with two trust-preferred collateralized debt obligations ("CDOs"). We elected early adoption of FASB Staff Position ("FSP") FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. As a consequence, estimated credit losses were recognized on these two CDOs during the quarter, and a cumulative adjustment of $11.3 million was recorded to retained earnings, representing the estimated liquidity components of previously recorded other-than-temporary impairments associated with its CDOs.

Our investments in collateralized debt obligations are trust preferred debt securities supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities as of March 31, 2009 of $41.4 million reflects the market's temporary negative bias toward structured investment vehicles given the current interest rate and liquidity environment. We do not believe this loss is an other-than-temporary impairment. We expect no change in our net cash flows from these investments from what was originally anticipated, and we have both the intent and ability to hold them until maturity or recovery. Our estimation of cash flows for these investments and resulting fair values were based upon our own cash flow modeling in accordance with FASB No. 157, Fair Value Measurements, as described in Note 9 of "Notes to Consolidated Financial Statements".

State and municipal securities have an unrealized loss of $7.0 million at March 31, 2009 compared to an unrealized gain of $18.3 million at December 31, 2008. During first quarter 2009, we sold $30.4 million in municipal securities at a gain of $1.2 million. The adverse change in fair value of municipal securities is due to the uncertainty in the marketplace and the significant lack of liquidity for these debt securities. These securities continue to carry investment grade ratings with the bulk of them supported by the general revenues of the issuing governmental entity. We do not believe the unrealized loss on any of these is other than temporary.

Other securities include corporate bonds and other miscellaneous equity securities. We do not believe the unrealized loss on any of these is other than temporary.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Table 7
Loan Portfolio
(Dollar amounts in thousands)
	March 31, 2009	% of Total	December 31, 2008	% of Total	Annualized % Change

Commercial and industrial	$1,508,175	28.0	$1,490,101	27.8	4.8
Agricultural	141,190	2.6	142,635	2.7	(4.0)
Commercial real estate:
Office, retail, and industrial	1,211,844	22.5	1,127,689	21.0	30.0
Residential land and development	466,195	8.7	509,059	9.5	(33.6)
Multi-family	257,039	4.8	237,646	4.4	32.8
Other commercial real estate	1,073,483	19.9	1,106,952	20.7	(12.0)

Total commercial real estate	3,008,561	55.9	2,981,346	55.6	3.6

Subtotal - corporate loans	4,657,926	86.5	4,614,082	86.1	4.0

Direct installment	53,631	1.0	58,135	1.1	(30.8)
Home equity	480,283	8.9	477,105	8.9	2.8
Indirect installment	9,802	0.2	12,544	0.2	(87.6)
Real estate - 1-4 family	185,486	3.4	198,197	3.7	(25.6)

Subtotal - consumer loans	729,202	13.5	745,981	13.9	(8.8)

Total loans	$5,387,128	100.0	$5,360,063	100.0	2.0

Consumer loans excluding indirect installment	$719,400		$733,437		(7.6)
Total loans excluding indirect installment	$5,377,326		$5,347,519		2.4

Outstanding loans totaled $5.4 billion as of March 31, 2009, an annualized increase of 2.0% from December 31, 2008. The increase since December 2008 was led by growth in commercial and industrial loans and commercial real estate, specifically office, retail, and industrial, and multi-family lending. These increases were partially offset by a decline in residential land and development loans.

Table 8
Commercial Real Estate Loan Detail by Product Type
(Dollar amounts in thousands)
	March 31, 2009	% of Total	December 31, 2008	% of Total	Annualized % Change

Office, retail, and industrial
Office	$404,857	33.4	$373,242	33.1	34.0
Retail	338,858	28.0	313,286	27.8	32.8
Industrial	468,129	38.6	441,161	39.1	24.4

Total office, retail, and industrial	$1,211,844	100.0	$1,127,689	100.0	30.0

Residential land and development
Structures	$133,497	28.6	$185,929	36.5	(112.8)
Land	332,698	71.4	323,130	63.5	12.0

Total residential land and development	$466,195	100.0	$509,059	100.0	(33.6)

Multi-family	$257,039	100.0	$237,646	100.0	(56.0)

Other commercial real estate
Commercial land	$258,869	24.1	$280,120	25.3	(30.4)
1-5 family investors	189,901	17.7	193,227	17.5	(6.8)
Service stations and truck stops	145,571	13.6	146,891	13.3	(3.6)
Warehouses and storage	89,541	8.3	85,276	7.7	20.0
Hotels	80,365	7.5	79,186	7.2	6.0
Restaurants	49,897	4.7	48,106	4.3	14.8
Medical	37,929	3.5	42,269	3.8	(41.2)
Automobile dealers	37,627	3.5	38,505	3.5	(9.2)
Mobile home parks	21,559	2.0	36,790	3.3	(165.6)
Recreational	12,587	1.2	14,515	1.3	(53.2)
Religious	11,121	1.0	11,224	1.0	(3.6)
Other	138,516	12.9	130,843	11.8	23.6

Total other commercial real estate	$1,073,483	100.0	$1,106,952	100.0	(12.0)

Non-performing Assets

Generally loans are placed on non-accrual status if principal or interest payments become 90 days or more past due and/or management deems the collectibility of the principal and/or interest to be in question. Loans to customers whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. For consumer loans, losses are automatically recognized and recorded when the loan reaches 120 days past due.

Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest.

Restructured loans are loans on which, due to deterioration in the borrower's financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven. Given the deterioration in the economy, especially as it relates to real estate values, we are proactively working with our borrowers to restructure loans where appropriate and expect the number and amount of restructured loans to increase significantly in 2009. We do not accrue interest on any restructured loan until such time as we believe all principal and interest under its modified terms are reasonably assured. Until such time, these loans continue to be reported as non-accrual loans. Restructured loans that are accruing interest are not reported as non-accruing but continue to be separately reported as restructured until after the year in which the restructuring occurred, providing the loan was restructured at market rate and terms.

OREO represents property acquired as the result of borrower defaults on loans. OREO are recorded at estimated fair value, less estimated selling costs. Write-downs occurring at foreclosure are charged against the reserve for loan losses. On an ongoing basis, the book values of these properties are adjusted based upon new appraisals and/or market indications. Write-downs are recorded for subsequent declines in value and are included in other noninterest expense along with other expenses related to maintaining the properties. We are actively marketing properties acquired through foreclosure. Given current economic conditions and the uncertainty regarding the real estate market, the time involved to sell these properties may extend resulting in higher levels of OREO and associated maintenance costs in 2009.

90 days or more past due loans are loans for which principal or interest payments become 90 days or more past due but that still accrue interest since they are loans that are well secured and in the process of collection.

The following table breaks down our loan portfolio between performing and non-performing status.

Table 9
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

			Past Due

	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Restructured (still accruing)

As of March 31, 2009
Commercial and industrial	$1,508,175	$1,448,291	$10,431	$16,208	$33,245	$-
Agricultural	141,190	139,439	-	1,751	-	-
Commercial real estate:
Office, retail, and industrial	1,211,844	1,179,959	6,305	12,719	12,769	92
Residential land and development	466,195	332,247	5,589	20,593	107,766	-
Multi-family	257,039	243,841	2,853	3,356	6,989	-
Other commercial real estate	1,073,483	1,032,315	16,214	8,900	16,025	29

Total commercial real estate	3,008,561	2,788,362	30,961	45,568	143,549	121

Total corporate loans	4,657,926	4,376,092	41,392	63,527	176,794	121

Direct installment	53,631	48,646	1,962	2,938	85	-
Home equity	480,283	463,947	6,041	5,174	4,833	288
Indirect installment	9,802	9,267	450	12	73	-
Real estate - 1-4 family	185,486	176,332	4,466	2,278	1,756	654

Total consumer loans	729,202	698,192	12,919	10,402	6,747	942

Total loans	$5,387,128	$5,074,284	$54,311	$73,929	$183,541	$1,063

As of December 31, 2008
Commercial and industrial	$1,490,101	$1,428,778	$36,820	$6,818	$15,586	$2,099
Agricultural	142,635	138,336	2,548	1,751	-	-
Commercial real estate:
Office, retail, and industrial	1,127,689	1,098,151	23,419	3,214	2,533	372
Residential land and development	509,059	384,006	19,504	8,489	97,060	-
Multi-family	237,646	228,500	4,406	1,881	1,387	1,472
Other commercial real estate	1,106,952	1,074,945	15,352	6,586	6,926	3,143

Total commercial real estate	2,981,346	2,785,602	62,681	20,170	107,906	4,987

Total corporate loans	4,614,082	4,352,716	102,049	28,739	123,492	7,086

Direct installment	58,135	54,412	2,700	956	67	-
Home equity	477,105	463,317	6,471	3,944	3,254	119
Indirect installment	12,544	11,792	577	77	98	-
Real estate - 1-4 family	198,197	189,509	4,409	3,283	857	139

Total consumer loans	745,981	719,030	14,157	8,260	4,276	258

Total loans	$5,360,063	$5,071,746	$116,206	$36,999	$127,768	$7,344

The following table provides a comparison of our non-performing assets and past due loans to prior periods.

Table 10
Non-performing Assets and Past Due Loans
(Dollar amounts in thousands)
	2009		2008

	March 31	% of Loan Category	December 31	September 30	March 31

Non-accrual loans:
Commercial and industrial	$33,245	2.20	$15,586	$13,961	$6,770
Agricultural	-	0.00	-	-	-
Office, retail, and industrial	12,769	1.05	2,533	1,195	730
Residential land and development	107,766	23.12	97,060	28,335	4,081
Multi-family	6,989	2.72	1,387	2,827	1,361
Other commercial real estate	16,025	1.49	6,926	1,845	255
Consumer	4,991	0.92	3,419	4,359	2,967
Real estate - 1-4 family	1,756	0.95	857	795	909

Total non-accrual loans	183,541		127,768	53,317	17,073

Restructured loans (still accruing interest)	1,063		7,344	3,731	1,942
90 days or more past due loans (still accruing interest):
Commercial and industrial	16,208	1.07	6,818	4,006	3,926
Agricultural	1,751	1.24	1,751	1,751	-
Office, retail, and industrial	12,719	1.05	3,214	4,838	2,182
Residential land and development	20,593	4.42	8,489	17,615	17,438
Multi-family	3,356	1.31	1,881	1,216	2,332
Other commercial real estate	8,900	0.83	6,586	2,469	2,451
Consumer	8,124	1.49	4,977	3,062	3,255
Real estate - 1-4 family	2,278	1.23	3,283	2,359	1,895

Total 90 days or more past due loans	73,929		36,999	37,316	33,479

Total non-performing loans	$258,533		$172,111	$94,364	$52,494

Other real estate owned ("OREO")	$38,984		$24,368	$23,697	$8,607
30-89 days past due loans (still accruing interest):
Commercial and industrial	$10,431	0.69	$36,820	$19,658	$22,465
Agricultural	-	0.00	2,548	-	-
Office, retail, and industrial	6,305	0.52	23,419	14,530	7,236
Residential land and development	5,589	1.20	19,504	43,592	35,903
Multi-family	2,853	1.11	4,406	3,186	17,591
Other commercial real estate	16,214	1.51	15,352	12,257	23,924
Consumer	8,453	1.55	9,748	8,583	7,109
Real estate - 1-4 family	4,466	2.41	4,409	2,963	2,203

Total 30-89 days past due loans	$54,311		$116,206	$104,769	$116,431

Non-accrual loans to total loans	3.41%		2.38%	1.02%	0.34%
Non-performing loans to total loans	4.80%		3.21%	1.81%	1.04%

N/A - Not applicable.

Non-performing asset levels are elevated from year-end as we work through a longer and more challenging remediation cycle for real estate and construction-related credits. Recognizing this, and reflective of current conditions, we have increased our level of loan loss provisioning, bringing our level of reserves to 2.15% of total loans, 1.7 times the level existent a year ago.

Credit quality trends for the quarter were negatively impacted by continued housing market stress, particularly in the residential land and development segments of the loan portfolio. We are aggressively engaged with our builder/developer clients to determine the best solutions to maximize value for the entire segment. In future quarters, the migration of troubled loans from performing to non-performing and, in some cases, to OREO and finally to cash repayment will vary depending upon the adopted solution. We have both realigned and increased our credit remediation staffing in response to deteriorating credit trends both in this segment and overall.

Non-performing loans as of March 31, 2009 were $258.5 million compared to $172.1 million at December 31, 2008, with residential land and development loans comprising 49.6% of the March 31, 2009 total. Non-accrual loans at March 31, 2009 totaled $183.5 million compared to $127.8 million at December 31, 2008, while loans 90 days or more past due and still accruing totaled $73.9 million, up from $37.0 million at December 31, 2008. Restructured loans totaled $1.1 million at March 31, 2009, a decline of $6.3 million from December 31, 2008.

Non-accrual loans at March 31, 2009 increased $55.8 million from December 31, 2008, with increases in all major categories of loans. Non-accrual residential land and development total of $107.8 million is comprised of 45 relationships, with 13 accounting for 59.6% of the total and reflects the deterioration of economic conditions and, specifically, the impact of slowing market conditions on residential developers. The balances remaining for each loan are supported by recent appraisals on the underlying collateral.

Also included in non-accrual loans are $7.7 million in loans for which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower's financial condition. Until such time as we believe all principal and interest under the modified terms are reasonably assured, these loans will continue to be reported as non-accrual loans.

Loans past due 90 days or more and still accruing increased $36.9 million from December 31, 2008 to March 31, 2009. The increase in the 90 days or more past due loans from December 31, 2008 was due primarily to commercial and industrial and residential land and development loans.

As of March 31, 2009, loans 30-89 days past due totaled $54.3 million, a decline of $61.9 million from December 31, 2008. The decline reflects the benefits derived from expanded resources focused on the early remediation of potential problem loans as well as the migration of certain loans to other problem categories.

OREO was $39.0 million as of March 31, 2009 as compared to $24.4 million as of December 31, 2008. All properties are recorded at current appraised values, less estimated selling costs.

The pressure on housing sales and the resulting impact on our residential land and development portfolio, coupled with the current lack of marketability for real estate acquired through foreclosure, could result in an increase in non-performing assets. The trend of any increase and the ultimate level of non-performing assets will largely depend upon the timing and ability to convert assets acquired to cash.

In anticipation of continued economic weakness, we have substantially realigned our credit remediation staffing to proactively deal with potential credit issues.

Our disclosure with respect to impaired loans is contained in Note 5 of "Notes to Consolidated Financial Statements".

Reserve for Loan Losses

The reserve for loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The reserve, in the judgment of management, is necessary to provide for estimated loan losses and risks inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which we operate. Management evaluates the sufficiency of the reserve for loan losses based on the combined total of the specific, historical loss, and general components. Management believes that the reserve for loan losses of $116.0 million is adequate to absorb credit losses inherent in the loan portfolio as of March 31, 2009.

Portions of the reserve may be allocated for specific credits. However, the entire reserve is available for any credit that, in management's judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the reserve is dependent upon a variety of factors beyond the Company's control, including the performance of the Company's loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

For a summary of the changes in the reserve for loan losses during the quarters ended March 2009 and 2008, refer to Note 5 of "Notes to Consolidated Financial Statements."

Table 11
Reserve for Loan Losses
(Dollar amounts in thousands)
	2009	2008

	March 31	December 31	September 30	June 30	March 31

For the period ended
Reserve for loan losses	$116,001	$93,869	$69,811	$66,104	$64,780
Total loans	5,387,128	5,360,063	5,223,582	5,182,355	5,045,765
Reserve for loan losses to loans	2.15%	1.75%	1.34%	1.28%	1.28%
Reserve for loan losses to non-accrual loans	63%	73%	131%	262%	379%
For the quarter ended
Provision for loan losses	$48,410	$42,385	$13,029	$5,780	$9,060
Net loans charged-off	26,278	18,327	9,322	4,456	6,080
Net loans charged-off to average loans, annualized	1.98%	1.38%	0.71%	0.35%	0.49%

We increased our reserve for loan losses to $116.0 million as of March 31, 2009, up $22.1 million from December 31, 2008. The reserve for loan losses to loans was 2.15% as of March 31, 2009, up from 1.75% as of December 31, 2008. Total loans charged-off, net of recoveries, in first quarter 2009 were 1.98% of average loans.

During first quarter 2009, net charge-offs totaled $26.3 million as compared to $6.1 million in first quarter 2008, with commercial and industrial and residential land and development loans accounting for substantially all of the increase. Provision for losses for first quarter 2009 totaled $48.4 million and exceeded net charge-offs by 84.2%.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses are discussed in Notes 1 and 5 to the Consolidated Financial Statements of our 2008 10-K.

INVESTMENT IN BANK OWNED LIFE INSURANCE

We purchase life insurance policies on the lives of certain directors and officers and are the sole owner and beneficiary of the policies. We invest in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Financial Condition at each policy's respective CSV, with changes recorded in noninterest income in the Consolidated Statements of Income.

As of March 31, 2009, the CSV of BOLI assets totaled $199.1 million, up $537,000 from December 31, 2008. The 0.3% increase stemmed from gains in certain underlying investment funds.

Of our total BOLI portfolio as of March 31, 2009, 23.7% is in general account life insurance distributed between 10 insurance carriers, all of whom carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 76.3% is in separate account life insurance, which is managed by third party investment advisors under pre-determined investment guidelines. Stable value protection is a feature available with respect to separate account life insurance policies that is designed to protect, within limits, a policy's CSV from market fluctuations on underlying investments. Our entire separate account portfolio has stable value protection, purchased from a highly rated financial institution. To the extent fair values on individual contracts fall below 80%, the CSV of the specific contracts may be reduced or the underlying assets transferred to short-duration investments, resulting in lower earnings.

In comparison to first quarter 2008, bank-owned life insurance income declined $1.9 million for first quarter 2009. In the current environment, management elected to accept lower market returns in order to reduce its risk to market volatility through investment in shorter-duration, lower yielding money market instruments.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters March 31, 2009, December 31, 2008, and March 31, 2008. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 12
Funding Sources - Average Balances
(Dollar amounts in thousands)
	Quarters Ended			% Change

	March 31, 2009	December 31, 2008	March 31, 2008	03/31/09 vs. 12/31/08	03/31/09 vs. 03/31/08

Demand deposits	$1,028,617	$1,043,596	$1,025,320	(1.4)	0.3
Savings deposits	748,350	748,065	814,764	0.0	(8.2)
NOW accounts	893,687	923,643	880,505	(3.2)	1.5
Money market accounts	768,202	737,658	822,154	4.1	(6.6)

Transactional deposits	3,438,856	3,452,962	3,542,743	(0.4)	(2.9)

Time deposits	1,949,942	2,006,080	2,122,249	(2.8)	(8.1)
Brokered deposits	119,729	176,526	52,934	(32.2)	126.2

Total time deposits	2,069,671	2,182,606	2,175,183	(5.2)	(4.9)

Total deposits	5,508,527	5,635,568	5,717,926	(2.3)	(3.7)

Repurchase agreements	444,011	487,937	364,914	(9.0)	21.7
Federal funds purchased	338,570	328,146	288,640	3.2	17.3
Federal Home Loan Bank ("FHLB") advances	294,014	513,802	635,163	(42.8)	(53.7)
Federal term auction facilities	618,333	308,152	18,681	100.7	3210.0

Total borrowed funds	1,694,928	1,638,037	1,307,398	3.5	29.6

Subordinated debt	232,391	232,425	230,458	0.0	0.8

Total funding sources	$7,435,846	$7,506,030	$7,255,782	(0.9)	2.5

Average interest rate paid on borrowed funds	1.11%	1.56%	3.71%
Weighted-average maturity of FHLB advances	6.2 months	5.4 months	5.7 months
Weighted-average interest rate of FHLB advances	3.60%	2.68%	3.50%

 N/M - Not meaningful.

Total average deposits for first quarter 2009 decreased 3.7% from first quarter 2008 and 2.3% from fourth quarter due primarily to a decline in time deposits. Our average core transactional deposits declined 0.4% from fourth quarter 2008. Traditionally, we would have expected to see a greater decline in average core transactional deposits in the first quarter due to normal seasonal declines in public funds balances.

Securities sold under agreements to repurchase, federal funds purchased, and term auction facilities generally mature within 1 to 90 days from the transaction date.

MANAGEMENT OF CAPITAL

Our solid capital base and ability to generate strong core earnings continue to serve as an advantage as we navigate the difficulties of the current credit cycle. This advantage enables First Midwest to continue to meet the financial needs of our customers and communities and leaves our shareholders and us better positioned to benefit as conditions improve.

Capital Measurements

The Federal Reserve Board ("FRB"), the primary regulator of the Company and the Bank, establishes minimum capital requirements that must be met by member institutions. We have managed our capital ratios to consistently maintain such measurements in excess of the FRB minimum levels to be considered "well-capitalized," which is the highest capital category established.

Capital resources of financial institutions are also regularly measured by tangible equity ratios. Tangible common equity equals total shareholders' equity as defined by GAAP less goodwill and other intangible assets and preferred equity, which does not benefit common shareholders. Tangible assets equals total assets as defined by GAAP less goodwill and other intangible assets. The tangible equity ratios are a valuable indicator of a financial institution's capital strength since they eliminate intangible assets from shareholders' equity and retain the effect accumulated other comprehensive income (loss) in shareholders' equity.

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as "well-capitalized."

Table 13
Capital Measurements
(Dollar amounts in thousands)
				Regulatory Minimum For "Well- Capitalized"	Excess Over Required Minimums at March 31, 2009

	March 31,		December 31,

	2009	2008	2008

Regulatory capital ratios:
Total capital to risk-weighted assets	14.62%	11.63%	14.36%	10.00%	46%	$305,161
Tier 1 capital to risk-weighted assets	11.85%	9.08%	11.60%	6.00%	98%	386,344
Tier 1 leverage to average assets	9.60%	7.51%	9.41%	5.00%	92%	374,812
Regulatory capital ratios, excluding preferred equity (1):
Total capital to risk-weighted assets	11.70%	11.63%	11.44%	10.00%	17%	$112,161
Tier 1 capital to risk-weighted assets	8.93%	9.08%	8.68%	6.00%	49%	193,344
Tier 1 leverage to average assets	7.23%	7.51%	7.04%	5.00%	45%	181,812
Tangible equity ratios:
Tangible common equity to tangible assets	5.36%	5.62%	5.23%	N/A (2)
Tangible common equity, excluding other comprehensive loss, to tangible assets	5.83%	5.73%	5.45%	N/A (2)
Tangible common equity to risk-weighted assets	6.47%	6.99%	6.53%	N/A (2)

(1)

These ratios exclude the impact of $193.0 million in preferred shares issued to the U.S. Treasury in December 2008 as part of its Capital Purchase Plan ("CPP"). For additional discussion of the preferred share issuance and the CPP, refer to Note 12 to the Consolidated Financial Statements of our 2008 Form 10-K.

(2)	Ratio is not subject to formal FRB regulatory guidance.

Regulatory and tangible common equity ratios were improved in comparison to December 31, 2008, with such improvement driven by retention of earnings and a decline in total assets, with the decline primarily due to a reduction in the size of the investment securities portfolio. All regulatory mandated ratios for characterization as "well capitalized" were significantly exceeded as of March 31, 2009.

Dividends

Our Board of Directors periodically reviews our dividend payout ratio to ensure that it is consistent with internal capital guidelines, industry standards, and peer group practices.

As part of a larger commitment to grow the tangible common equity component of total capital, on March 16, 2009 our Board of Directors announced a reduction in our quarterly dividend from $0.225 per share to $0.01 per share. This reduction equates to approximately $42 million in retained capital over the course of a year.

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

We have numerous accounting policies, of which the most significant are presented in Note 1, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements of our 2008 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the reserve for loan losses, evaluation of impairment of securities, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed in our 2008 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. A description and analysis of our interest rate risk management policies is included in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our 2008 10-K.

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

We monitor and manage interest rate risk within approved policy limits. Our current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in all interest rates compared to net interest income in an unchanging interest rate environment. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates. As of March 31, 2009 and December 31, 2008, the percent change expected assuming a gradual decrease in interest rates was outside of policy. However, given the current market conditions as of March 31, 2009 and December 31, 2008, the Bank's Board of Directors temporarily authorized operations outside of policy limits.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates

	-200	+200	-200	+200	-300 (2)		+300

March 31, 2009:
Dollar change	$(24,027)	$(17,960)	$(35,635)	$(21,110)	$	N/M	$(27,302)
Percent change	-9.0%	-6.7%	-13.4%	-7.9%		N/M	-10.2%
December 31, 2008:
Dollar change	$(28,797)	$(21,942)	$(43,001)	$(24,416)	$	N/M	$(30,604)
Percent change	-10.4%	-7.9%	-15.5%	-8.8		N/M	-11.0

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.
(2)

N/M - Due to the low level of interest rates as of March 31, 2009 and December 31, 2008, in management's judgment, an assumed 300 basis point drop in interest rates was deemed not meaningful in the existent interest rate environment.

Overall, the change in interest rate risk volatility from the prior quarter under both rising and declining interest rate assumptions is less negative. The security sales during the first quarter reduced the volume of longer dated assets, and allowed for a reduction in shorter-term liabilities, thus improving the interest rate risk volatility under both rising and falling interest rates.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)
	Immediate Change in Rates

	-200	+200

March 9, 2009:
Dollar change	$(106,728)	$(19,139)
Percent change	-8.3%	-1.5%
December 31, 2008:
Dollar change	$(89,123)	$(54,136)
Percent change	-6.8%	-4.1%

As of March 31, 2009, the estimated sensitivity of the economic value of equity to changes in interest rates reflected less negative exposure to higher interest rates and a more negative exposure to lower interest rates compared to that existing at December 31, 2008. The changes from year-end 2008 are driven by the sale of longer-dated securities. These sales helped to reduce price volatility in a rising interest rate environment, but in a declining interest rate environment, the benefit from positive price volatility is lower.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company disclosed any material pending litigation matters relating to the Company in Item 3 of Part I of its Annual Report on Form 10-K for the year ended December 31, 2008. For the quarter ended March 31, 2009, there were no material developments with regard to any previously disclosed matters, and no other matters were reported during the period, although there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at March 31, 2009. Based on presently available information, the Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial position of the Company.

ITEM 1A. RISK FACTORS

The Company provided a discussion of certain risks and uncertainties faced by the Company in its Annual Report on Form 10-K for the year ended December 31, 2008. However, these factors may not be the only risks or uncertainties the Company faces. Additional risks that the Company does not yet know of or that it currently thinks are immaterial may also impair its business operations.

Based on currently available information, the Company has not identified any new or material changes in the Company's risk factors as previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
Exhibit Number	Description of Documents	Sequential Page #

3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3 to the Quarterly Report on Form 10-K dated December 31, 2008.
3.2	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3 to the Current Report on Form 10-K dated December 31, 2008.
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

Date: May 8, 2009

* Duly authorized to sign on behalf of the Registrant.