Form 10-Q
period 2009-06-30
FIRST MIDWEST BANCORP INC
filed 2009-08-10
CIK 702325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________ FORM 10-Q (Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2009
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.
Commission File Number 0-10967 _______________ FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)
One Pierce Place, Suite 1500
Itasca, Illinois 60143-9768
(Address of principal executive offices) (zip code)

_______________

Registrant’s telephone number, including area code: (630) 875-7450
______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].
As of August 10, 2009, there were 49,164,050 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

First Midwest Bancorp, Inc. (the “Company”) is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the greater Chicago metropolitan area as well as central and western Illinois. Our principal subsidiary is First Midwest Bank, which provides a broad range of commercial and retail banking services to consumer, commercial and industrial, and public or governmental customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions and may include projections relating to our future financial performance including our growth strategies and anticipated trends in our business. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, you should refer to our Annual Report on Form 10-K for the year ended December 31, 2008 and the sections entitled “Risk Factors” in Part II Item 1A of this report and “Management’s Discussion and Analysis of Results of Operations,” as well as our subsequent periodic and current reports filed with the SEC. These risks and uncertainties are not exhaustive however. Other sections of this report describe additional factors that could adversely impact our business and financial performance.

Since mid-2007 the financial services industry and the securities markets in general have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. While liquidity has improved and market volatility has generally lessened, the overall loss of investor confidence has brought a new level of risk to financial institutions in addition to the risks normally associated with competition and free market economies. The

Company has attempted to list those risks elsewhere in this report and consider them as it makes disclosures regarding forward-looking statements. Nevertheless, given the uncertain economic times, new risks and uncertainties may emerge very quickly and unpredictably, and it is not possible to predict all risks and uncertainties. We cannot assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

PART 1. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$132,231	$106,082
Federal funds sold and other short-term investments	7,723	8,226
Trading account securities	12,203	12,358
Securities available-for-sale, at fair value	1,450,082	2,216,186
Securities held-to-maturity, at amortized cost	86,245	84,306
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	54,768	54,767
Loans	5,340,771	5,360,063
Reserve for loan losses	(127,528)	(93,869)
Net loans	5,213,243	5,266,194

Other real estate owned	50,640	24,368
Premises, furniture, and equipment	115,702	120,035
Accrued interest receivable	34,073	43,247
Investment in bank owned life insurance	197,564	198,533
Goodwill	262,886	262,886
Other intangible assets	19,706	21,662
Other assets	130,246	109,491
Total assets	$7,767,312	$8,528,341
Liabilities
Demand deposits	$1,058,553	$1,040,763
Savings deposits	755,751	747,079
NOW accounts	991,626	915,691
Money market deposits	972,949	754,421
Time deposits	1,987,777	2,127,800
Total deposits	5,766,656	5,585,754

Borrowed funds	792,176	1,698,334
Subordinated debt	232,342	232,409
Accrued interest payable	8,559	10,550
Payable for securities purchased	12,614	17,537
Other liabilities	62,912	75,478
Total liabilities	6,875,259	7,620,062
Stockholders’ Equity
Preferred stock, no par value; authorized 1,000 shares, issued and outstanding: 193 shares	189,921	189,617
Common stock, $.01 par value; authorized 100,000 shares; issued 61,326 shares; outstanding: June 30, 2009 – 49,161 shares December 31, 2008 – 48,630 shares	613	613
Additional paid-in capital	193,623	210,698
Retained earnings	850,950	837,390
Accumulated other comprehensive loss, net of tax	(49,482)	(18,042)
Treasury stock, at cost: June 30, 2009 – 12,165 shares December 31, 2008 – 12,696 shares	(293,572)	(311,997)
Total stockholders’ equity	892,053	908,279
Total liabilities and stockholders’ equity	$7,767,312	$8,528,341

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest Income
Loans	$64,071	$74,819	$129,518	$156,153
Securities available-for-sale	19,662	24,845	44,367	50,435
Securities held-to-maturity	1,016	1,160	1,993	2,290
Federal Home Loan Bank and Federal Reserve Bank stock	289	332	597	670
Federal funds sold and other short-term investments	101	157	144	240
Total interest income	85,139	101,313	176,619	209,788

Interest Expense
Deposits	17,152	28,036	36,079	62,246
Borrowed funds	3,893	9,249	8,525	21,325
Subordinated debt	3,703	3,702	7,405	7,391
Total interest expense	24,748	40,987	52,009	90,962
Net interest income	60,391	60,326	124,610	118,826
Provision for loan losses	36,262	5,780	84,672	14,840
Net interest income after provision for loan losses	24,129	54,546	39,938	103,986
Noninterest Income
Service charges on deposit accounts	9,687	11,385	18,731	21,807
Trust and investment advisory fees	3,471	3,945	6,800	7,892
Other service charges, commissions, and fees	4,021	4,456	8,027	9,458
Card-based fees	4,048	4,236	7,803	8,134
Bank owned life insurance income	1,159	2,145	1,700	4,607
Securities gains (losses), net	6,635	(4,618)	14,857	350
Trading gains (losses), net	1,360	40	738	(1,380)
Other income	1,013	834	1,509	1,574
Total noninterest income	31,394	22,423	60,165	52,442
Noninterest Expense
Salaries and wages	21,576	20,143	38,666	39,167
Retirement and other employee benefits	6,653	6,225	12,874	13,391
Federal Deposit Insurance Corporation insurance	6,034	251	8,395	503
Net occupancy expense	5,194	5,528	11,700	11,679
Equipment expense	2,195	2,451	4,526	5,018
Technology and related costs	2,142	1,820	4,382	3,591
Professional services	3,725	2,611	6,659	4,905
Other real estate expense, net	3,301	1,165	4,305	1,483
Advertising and promotions	1,720	1,713	2,802	2,750
Merchant card expense	1,634	1,780	3,172	3,426
Other expenses	5,059	6,258	10,146	13,375
Total noninterest expense	59,233	49,945	107,627	99,288
(Loss) income before income tax (benefit) expense	(3,710)	27,024	(7,524)	57,140
Income tax (benefit) expense	(6,373)	27	(15,914)	5,105
Net income	2,663	26,997	8,390	52,035
Preferred dividends	(2,566)	-	(5,129)	-
Net income applicable to non-vested restricted shares	(34)	(75)	(43)	(134)
Net income applicable to common shares	$63	$26,922	$3,218	$51,901
Per Common Share Data
Basic earnings per share	$0.00	$0.56	$0.07	$1.07
Diluted earnings per share	$0.00	$0.55	$0.07	$1.07
Cash dividends per share	$0.01	$0.31	$0.02	$0.62
Weighted average shares outstanding	48,501	48,459	48,497	48,446
Weighted average diluted shares outstanding	48,501	48,519	48,497	48,528

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Preferred Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Balance at January 1, 2008	48,453	$-		$613	$207,851	$844,972	$(11,727)	$(317,734)	$723,975
Comprehensive income:
Net income	-	-		-	-	52,035	-	-	52,035
Other comprehensive income: (1)
Unrealized losses on securities	-	-		-	-	-	(24,222)	-	(24,222)
Total comprehensive income									27,813
Common dividends declared ($0.62 per common share)	-	-		-	-	(30,163)	-	-	(30,163)
Purchase of treasury stock	(5)	-		-	-	-	-	(138)	(138)
Share-based compensation expense	-	-		-	1,774	-	-	-	1,774
Exercise of stock options and restricted stock activity	138	-		-	(3,511)	-	-	4,337	826
Treasury stock (purchased for) issued to benefit plans	(2)	-		-	(1)	-	-	(52)	(53)
Balance at June 30, 2008	48,584	$-		$613	$206,113	$866,844	$(35,949)	$(313,587)	$724,034
Balance at January 1, 2009	48,630	$189,617		$613	$210,698	$837,390	$(18,042)	$(311,997)	$908,279
Cumulative effect of change in accounting for other-than- temporary impairment (2)	-	-		-	-	11,271	(11,271)	-	-
Adjusted balance at January 1, 2009	48,630	189,617		613	210,698	848,661	(29,313)	(311,997)	908,279
Comprehensive income (loss):
Net income	-	-		-	-	8,390	-	-	8,390
Other comprehensive loss (1):
Unrealized losses on securities	-	-		-	-	-	(19,163)	-	(19,163)
Unrealized losses on funded status of pension plan	-	-	-	-	-	-	(1,006)	-	(1,006)
Total comprehensive loss									(11,779)
Common dividends declared ($0.02 per common share)	-	-		-	-	(972)	-	-	(972)
Preferred dividends declared ($25.00 per preferred share)	-	-		-	-	(4,825)	-	-	(4,825)
Accretion on preferred stock	-	304		-	-	(304)	-	-	-
Share-based compensation expense	-	-		-	1,479	-	-	-	1,479
Restricted stock activity	537	-		-	(18,456)	-	-	18,375	(81)
Treasury stock (purchased for) issued to benefit plans	(6)	-		-	(98)	-	-	50	(48)
Balance at June 30, 2009	49,161	$189,921		$613	$193,623	$850,950	$(49,482)	$(293,572)	$892,053

(1)	Net of taxes and reclassification adjustments.
(2)	For additional details of this adjustment, refer to Note 2, “Recent Accounting Pronouncements,” and Note 3, “Securities.”

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)

	Six Months Ended June 30,
	2009	2008

Net cash provided by operating activities	$76,286	$69,536
Investing Activities
Securities available-for-sale:
Proceeds from maturities, repayments, and calls	158,080	171,485
Proceeds from sales	723,521	220,124
Purchases	(133,004)	(456,461)
Securities held-to-maturity:
Proceeds from maturities, repayments, and calls	40,756	30,388
Purchases	(42,667)	(27,252)
Net increase in loans	(66,057)	(233,228)
Proceeds from claims on bank owned life insurance	2,669	2,010
Proceeds from sales of other real estate owned	4,478	2,280
Proceeds from sales of premises, furniture, and equipment	8	720
Purchases of premises, furniture, and equipment	(1,179)	(1,712)

Net cash provided by (used in) investing activities	686,605	(291,646)
Financing Activities
Net increase in deposit accounts	180,902	6,302
Net (decrease) increase in borrowed funds	(906,158)	225,680
Purchases of treasury stock	-	(138)
Proceeds from the issuance of treasury stock	-	(53)
Cash dividends paid	(11,438)	(30,122)
Restricted stock activity	(369)	435
Excess tax expense related to share-based compensation	(182)	(17)

Net cash (used in) provided by financing activities	(737,245)	202,087

Net increase (decrease) in cash and cash equivalents	25,646	(20,023)
Cash and cash equivalents at beginning of period	114,308	194,837

Cash and cash equivalents at end of period	$139,954	$174,814

Supplemental Disclosures:
Non-cash transfers of loans to other real estate owned	$34,336	$4,009
Dividends declared but unpaid	$487	$15,086

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of First Midwest Bancorp, Inc. (the “Company”), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K (“2008 10-K”).

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

GAAP Codification: In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. The Codification reorganizes the U.S. GAAP pronouncements into approximately 90 accounting topics, includes relevant guidance from the SEC, and displays all topics in a consistent format. When released on July 1, 2009, the Codification became the single official source of non-governmental U.S. GAAP, superseding existing literature from the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related sources. All other non-grandfathered non-SEC accounting literature not included in the Codification is considered non-authoritative.

Following this statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSPs”), or EITF abstracts. Instead, it will issue Accounting Standards Updates and will consider them authoritative in their own right. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (or beginning for the third quarter 2009 reporting period). Since the Codification does not change GAAP, the release of this statement and the Codification will not impact the Company’s financial position, results of operations, or liquidity. However, it will change how users research accounting issues and how the Company references accounting literature within its quarterly and annual financial statements.

Consolidation of Variable Interest Entities: In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The statement changes how a company determines when a variable interest entity (“VIE”) – an entity that is insufficiently capitalized or is not controlled through voting or similar rights – should be consolidated. SFAS No. 167 replaces the quantitative approach for determining which company, if any, has a controlling financial interest in a VIE with a more qualitative approach focused on identifying which company has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. Before this statement, a troubled debt restructuring was not an event that required reconsideration of whether an entity is a VIE and whether the company is the primary beneficiary of the VIE. This statement eliminates that exception and requires ongoing reassessment of troubled debt restructurings and whether a company is the primary beneficiary of a VIE. In addition, it requires a company to disclose how its involvement with a VIE affects the company’s financial statements. SFAS No. 167 is effective for annual and interim periods beginning after November 15, 2009 (or January 1, 2010 for calendar-year companies) and is applicable to VIEs formed before and after the effective date. The Company is currently evaluating the impact of adopting this standard on its financial position, results of operations, and liquidity.

Transfers of Financial Assets: In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. The statement requires a company to disclose more information about transfers of financial assets, including securitization transactions. It eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) from U.S. GAAP, changes the criteria for removing transferred assets from the balance sheet, and requires additional disclosures about a transferor’s continuing involvement in transferred assets. Companies typically use special purpose entities to fulfill a specific objective and to isolate the firm from financial risk. Before this statement, QSPEs generally were off-balance sheet entities that were exempt from consolidation. This statement eliminates that exemption from consolidation. Accordingly, many QSPEs that currently are off balance sheet could require consolidation under this statement. SFAS No. 166 is effective for financial asset transfers occurring after January 1, 2010 for calendar-year companies. The effect of these new requirements on the Company’s financial position, results of operations, and liquidity will depend on the types and terms of financial asset transfers (including securitizations) executed by the Company in 2010 and beyond.

Fair Value Measurements: Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”). Upon adoption, SFAS No. 157 provided a single definition of fair value, established a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS No. 157 applies whenever an entity is measuring fair value under other accounting standards that require or permit fair value measurements. On October 10, 2008, to clarify the application of SFAS No. 157 in inactive markets, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. Specifically, the FSP addressed the use of broker quotes and pricing services and how an entity’s own input assumptions (such as discount rates used in cash flow projections) should be considered when measuring fair value when relevant observable market data does not exist. On April 9, 2009, the FASB provided additional fair value measurement guidance by issuing FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Specifically, the FSP concludes that if there has been a significant decrease in the volume and level of activity in relation to the normal market activity, transactions or quoted prices may not be the best indicator of fair value. Further analysis of the transactions or quoted prices may be needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. The FSP expands disclosures by requiring entities to disclose its inputs and valuation assumptions for both interim and annual periods. In addition, the FSP requires the SFAS No. 157 disclosures to be presented by major security type (such as mortgage-backed securities or collateralized debt obligations), rather than disclosure by major category (such as trading securities and available-for-sale securities).

SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008 and for non-financial assets and liabilities on January 1, 2009. The FSP to address estimating fair value when the volume and level of activity in the market have decreased significantly is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Effective for first quarter 2009, the Company elected to early adopt FSP FAS 157-4. The adoption of these standards did not have a material impact on the Company’s financial position, results of operations, or liquidity. Refer to Note 14, “Fair Value,” for the Company’s fair value measurement disclosures.

Subsequent Events: Effective July 1, 2009, the Company adopted FASB Statement No. 165, Subsequent Events, (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or liquidity.

Interim Period Fair Value Disclosures: Effective April 1, 2009, the Company adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Since the FSP affects only disclosures, it did not impact the Company’s financial position, results of operations, or liquidity upon adoption.

Other-Than-Temporary Impairment: Effective January 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, related to the presentation and disclosure of other-than-temporary impairments on debt securities in its financial statements. Under the prior impairment guidance, an entity was required to assess whether it has the intent and ability to hold a security to recovery when determining whether the impairment is other-than-temporary. The FSP amends the prior guidance, and, once an impairment has been determined, requires an entity to:

•
Recognize the entire impairment as an other-than-temporary impairment against earnings if an entity intends to sell the security or if it is “more-likely-than-not” that it will be required to sell the security before recovery of its cost basis.

•
Recognize only the credit loss portion of the impairment against income as an other-than-temporary impairment if the entity does not intend to sell the security and it is not likely that it will be forced to do so before recovering its cost basis. The balance of the impairment loss would be charged to other comprehensive income.

•
Upon adoption, recalculate any previous impairment taken, and only the credit loss portion would remain recognized in earnings, with the remainder (or liquidity portion) added back to retained earnings (with an offsetting reduction of accumulated other comprehensive income) as an after-tax cumulative adjustment.

•
Expand the disclosure requirements for interim and annual periods to provide more detail on the types of available-for-sale and held-to-maturity debt securities held (by major security type, such as mortgage-backed securities or collateralized debt obligations), including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. In addition, a company is required to disclose the reasons why an other-than-temporary impairment was recognized in earnings and the method and inputs used to calculate the portion of the impairment (or credit loss) recognized in earnings.

The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. As the Company elected to early adopt this FSP during first quarter 2009, it was also required to adopt FSP FAS 157-4. Refer to Note 3, “Securities,” for the impact of adopting this FSP and Note 14, “Fair Value,” for the Company’s fair value measurement disclosures.

Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this statement include:
•	The acquisition date will be the date the acquirer obtains control.
•	All (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date.
•
Assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date.

•	Adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year.
•	Acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred.
•	Transaction costs will be expensed as incurred except for debt or equity issuance costs, which will be accounted for in accordance with other generally accepted accounting principles.
•	Reversals of deferred income tax valuation allowances and income tax contingencies after the acquisition date will be recognized in earnings.
•	The reserve for loan losses of an acquiree will not be permitted to be recognized by the acquirer.

In addition, SFAS No. 141(R) will require new and modified disclosures about subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values, cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Company will apply SFAS No. 141(R) to all future business combinations. The effect of these new requirements on the Company’s financial position, results of operations, or liquidity will depend on the volume and terms of acquisitions in 2009 and beyond, but will likely increase the amount and change the timing of recognizing expenses related to acquisition activities.

Derivative Disclosures: Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133, which requires an entity to provide greater transparency about how its derivative and hedging activities affect its financial statements. SFAS No. 161 requires enhanced disclosures about: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. Since SFAS No. 161 affects only disclosures, it did not impact the Company’s financial position, results of operations, or liquidity upon adoption. Refer to Note 13, “Derivative Instruments and Hedging Activities,” for the Company’s derivative disclosures.

Disclosures about Pension Plan Assets: Effective January 1, 2009, the Company adopted FSP FAS 132(R)-1, Disclosures about Plan Assets. This FSP requires additional disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP has two main objectives. First, it requires additional disclosures about major categories of plan assets and concentrations of risk within plan assets. Second, it applies the requirements of SFAS No. 157 to defined benefit plans by requiring disclosure of the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using unobservable inputs on changes in plan assets for the period. Adoption of this FSP affects disclosures only and therefore had no impact on the Company’s financial position, results of operations, or liquidity. The adoption of this FSP will impact future annual disclosures related to the Company’s defined benefit pension plan.

Earnings Per Share Under Two-Class Method: Effective January 1, 2009, the Company adopted FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP requires an entity to include participating share-based payment transactions, prior to vesting, in the earnings allocation in computing earnings per share. Participating share-based payment awards are those that contain nonforfeitable rights to dividends, even if granted prior to when an award vests. For the Company, participating share-based payment awards include restricted stock awards that have a right to receive dividends prior to vest. The adoption of this FSP did not have a material impact on the Company’s earnings per share computations. Refer to Note 9, “Earnings Per Common Share,” for the Company’s earnings per share disclosures.

3. SECURITIES

As discussed in Note 2, “Recent Accounting Pronouncements,” effective January 1, 2009, the Company adopted new guidance related to the recognition of other-than-temporary impairment. The effect of the adoption as of January 1, 2009 is presented in the table below.

Incremental Effect of Applying FSP FAS 115-2 and FAS 124-2 on Individual Line Items
in the Consolidated Statements of Financial Condition
(Dollar amounts in thousands)

	Before Application of the FSP	Adjustments	After Application of the FSP

Securities available-for-sale, at amortized cost	$2,219,504	$18,477	$2,237,981
Unrealized (losses) on securities	(3,318)	(18,477)	(21,795)
Securities available-for-sale, at fair value	2,216,186	-	2,216,186
Prepaid income taxes (included in other assets)	-	(7,206)	(7,206)
Deferred income taxes (included in other assets)	1,290	7,206	8,496
Total assets	8,528,341	-	8,528,341
Retained earnings	837,390	11,271	848,661
Accumulated other comprehensive (loss)	(18,042)	(11,271)	(29,313)
Total stockholders’ equity	908,279	-	908,279

Securities Portfolio
(Dollar amounts in thousands)

	June 30, 2009				December 31, 2008
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$-	$-	$-	$-	$1,039	$2	$-	$1,041
Collateralized mortgage obligations	382,526	8,349	(3,456)	387,419	694,285	7,668	(3,114)	698,839
Other mortgage- backed securities	221,481	6,786	(15)	228,252	504,918	13,421	(74)	518,265
State and municipal	767,856	4,907	(14,778)	757,985	907,036	12,606	(12,895)	906,747
Collateralized debt obligations	71,789	-	(51,474)	20,315	78,883	-	(36,797)	42,086
Corporate debt	35,767	37	(3,497)	32,307	35,731	180	(2,586)	33,325
Equity	23,879	103	(178)	23,804	16,089	33	(239)	15,883
Total	$1,503,298	$20,182	$(73,398)	$1,450,082	$2,237,981	$33,910	$(55,705)	$2,216,186

	June 30, 2009				December 31, 2008
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Held- to-Maturity
State and municipal	$86,245	$347	$-	$86,592	$84,306	$286	$-	$84,592
Trading Securities (1)				$12,203				$12,358

(1)
Trading securities held by the Company represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock.

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	June 30, 2009
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
One year or less	$69,496.00	$64,351.00	$12,372.00	$12,422.00
One year to five years	97,318	90,114	27,628	27,739
Five years to ten years	228,367	211,461	14,092	14,149
After ten years	480,231	444,681	32,153	32,282
Collateralized mortgage obligations	382,526	387,419	-	-
Other mortgage-backed securities	221,481	228,252	-	-
Equity securities	23,879	23,804	-	-
Total	$1,503,298.00	$1,450,082.00	$86,245.00	$86,592.00

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

Securities Gains (Losses)
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Proceeds from sales	$388,834	$1,406	$723,521	$220,124
Gains (losses) on sales of securities:
Gross realized gains	10,768	1,344	21,929	8,596
Gross realized losses	-	-	(1)	(3)
Net realized gains on securities sales	10,768	1,344	21,928	8,593
Non-cash impairment charges	(4,133)	(5,962)	(7,071)	(8,243)
Net realized gains	$6,635	$(4,618)	$14,857	$350
Income tax expense on net realized gains	$2,587	$(1,801)	$5,794	$137
Trading gains (losses), net (1)	$1,360	$40	$738	$(1,380)

(1)	Net trading (losses) gains, representing changes in the fair value of the trading securities portfolio, are included as a component of noninterest income in the Consolidated Statements of Income.

During the first six months of 2008, the Company recorded other-than-temporary impairments (“OTTI”) of $8.2 million related to five asset-backed collateralized debt obligations (“CDO”). During the first six months of 2009, the Company recorded OTTI of $7.1 million related to four trust preferred CDOs. FSP FAS 115-2 and FAS 124-2 require that only the credit portion of an OTTI be recognized through income beginning first quarter 2009. In deriving the credit component of the ranging from LIBOR plus 125 basis points to LIBOR plus 160 basis points. If a decline in fair value below carrying value was not attributable to credit loss and the Company did not intend to sell the security or believe it would be required to sell the security prior to recovery, the Company recorded the decline in fair value in accumulated other comprehensive income.

Changes in the amount of credit losses recognized in earnings on trust preferred CDOs are summarized in the following table.

Changes in Credit Losses Recognized in Earnings
(Dollar amounts in thousands)
	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009

Balance at beginning of period	$9,269	$6,331
Credit losses included in earnings (1)
Losses recognized on securities that previously had credit losses	1,970	4,770
Losses recognized on securities that did not previously have credit losses	2,163	2,301
Cash collections	-	-
Changes in credit losses due to security sales	-	-
Changes in credit losses due to a change in intention to sell	-	-
Balance at end of period	$13,402	$13,402

(1)	Included in securities gains, net in the Consolidated Statements of Income.

Securities In an Unrealized Loss Position
(Dollar amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2009
Collateralized mortgage obligations	$12,798	$20	$17,699	$3,436	$30,497	$3,456
Other mortgage-backed securities	-	-	1,443	15	1,443	15
State and municipal	13,756	228	376,620	14,550	390,376	14,778
Collateralized debt obligations	-	-	20,315	51,474	20,315	51,474
Corporate debt securities	7,440	433	18,885	3,064	26,325	3,497
Equity securities	-	-	1,376	178	1,376	178
Total	$33,994	$681	$436,338	$72,717	$470,332	$73,398

As of December 31, 2008
Collateralized mortgage obligations	$27,142	$49	$39,923	$3,065	$67,065	$3,114
Other mortgage-backed securities	113	1	6,246	73	6,359	74
State and municipal	144,997	5,783	174,141	7,112	319,138	12,895
Collateralized debt obligations	-	-	28,004	36,797	28,004	36,797
Corporate debt securities	23,092	2,586	-	-	23,092	2,586
Equity securities	-	-	1,065	239	1,065	239
Total	$195,344	$8,419	$249,379	$47,286	$444,723	$55,705

Collateralized mortgage obligations and other mortgage-backed securities are either backed by U.S. Government-owned agencies or issued by U.S. Government-sponsored enterprises. State and municipal securities are issuances by state and municipal authorities, all of which carry investment grade ratings, with the majority supported by third-party insurance. Management does not believe any individual unrealized loss as of June 30, 2009 represents an other-than-temporary impairment. The unrealized losses associated with these securities are not believed to be attributable to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost, or to maturity and more than likely will not be forced to sell them before recovering its cost basis.

The unrealized loss on CDOs as of June 30, 2009 of $51.5 million reflects the market’s negative bias toward structured investment vehicles given the current interest rate and liquidity environment. The Company does not believe this loss is an other-than-temporary impairment. The Company expects no change in its net cash flows from these investments from what was originally anticipated, and the Company has both the intent and ability to hold them until maturity or recovery and more than likely will not be forced to sell them before recovering its cost basis. The Company’s estimation of cash flows for these investments and resulting fair values were based upon its own cash flow modeling in accordance with SFAS No. 157, as described in Note 14, “Fair Value.”

4. LOANS

Loan Portfolio
(Dollar amounts in thousands)

	June 30, 2009	December 31, 2008
Commercial and industrial	$1,457,413	$1,490,101
Agricultural	210,675	216,814
Commercial real estate:
Office, retail, and industrial	1,117,748	1,025,241
Residential construction	458,913	509,059
Commercial construction	204,042	258,253
Multi-family	305,976	286,963
Other commercial real estate	880,515	827,651
Consumer	534,303	547,784
Real estate – 1-4 family	171,186	198,197
Total loans	$5,340,771	$5,360,063
Deferred loan fees included in total loans	$8,309	$8,503
Overdrawn demand deposits included in total loans	$4,523	$7,702

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

5. RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve for Loan Losses
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$116,001	$64,780	$93,869	$61,800
Loans charged-off	(24,940)	(4,991)	(52,183)	(11,732)
Recoveries of loans previously charged-off	205	535	1,170	1,196
Net loans charged-off	(24,735)	(4,456)	(51,013)	(10,536)
Provision for loan losses	36,262	5,780	84,672	14,840
Balance at end of period	$127,528	$66,104	$127,528	$66,104

Impaired, Non-accrual, and Past Due Loans
(Dollar amounts in thousands)

	June 30, 2009	December 31, 2008
Impaired loans:
Impaired loans with valuation reserve required (1)	$81,916	$58,439
Impaired loans with no valuation reserve required	167,138	72,397
Total impaired loans	$249,054	$130,836
Non-accrual loans:
Impaired loans on non-accrual	$230,177	$123,492
Other non-accrual loans (2)	7,076	4,276
Total non-accrual loans	$237,253	$127,768
Restructured loans	$18,877	$7,344
Loans past due 90 days or more and still accruing interest	$26,071	$36,999
Valuation reserve related to impaired loans	$25,432	$10,177

(1)	These impaired loans require a valuation reserve because the estimated value of the loans or related collateral is less than the recorded investment in the loans.
(2)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

The average total recorded investment in impaired loans was $185.9 million for the six months ended June 30, 2009 and $19.3 million for the six months ended June 30, 2008. Interest income recognized on impaired loans was $45,000 for the six months ended June 30, 2009 and $50,000 for the six months ended June 30, 2008. Interest income recognized on impaired loans is recorded using the cash basis of accounting. As of June 30, 2009, the Company had $25.8 million of additional funds committed to be advanced in connection with impaired loans.

6. ASSETS HELD FOR SALE

As of June 30, 2009, the Company held 10 parcels of vacant land for sale. The total carrying value of $1.8 million as of June 30, 2009 is included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition. The Company had no assets classified as held for sale as of December 31, 2008. During first quarter 2009, the Company reviewed all of its vacant properties that are potentially marketable, and elected to place the 10 parcels on the market. The estimated fair value of these parcels is greater than the book value as of June 30, 2009. Therefore, no impairment loss was required to be recognized related to these properties.

7. MATERIAL TRANSACTION AFFECTING STOCKHOLDERS’ EQUITY

On March 16, 2009, the Company’s Board of Directors announced a reduction in its quarterly common stock dividend from $0.225 per share to $0.010 per share. This reduction approximates $42 million in retained capital over the course of a year.

On May 27, 2009, the Company’s Board of Directors announced a quarterly common stock dividend of $0.010 per share.

8. COMPREHENSIVE INCOME

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

Components of Other Comprehensive Income
(Dollar amounts in thousands)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available-for-sale:
Unrealized holding losses	$(16,564)	$(6,463)	$(10,101)	$(39,354)	$(15,345)	$(24,009)
Less: Reclassification of net gains included in net income	14,857	5,795	9,062	350	137	213
Net unrealized holding losses losses)	(31,421)	(12,258)	(19,163)	(39,704)	(15,482)	(24,222)
Funded status of pension plan:
Unrealized holding losses	(1,650)	(644)	(1,006)	-	-	-
Total other comprehensive loss	$(33,071)	$(12,902)	$(20,169)	$(39,704)	$(15,482)	$(24,222)

Activity in Accumulated Other Comprehensive (Loss) Income
(Dollar amounts in thousands)

	Accumulated Unrealized Losses on Securities Available-for- Sale	Accumulated Unrealized Losses on Under-funded Pension Obligation	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2008	$(4,645)	$(7,082)	$(11,727)
2008 other comprehensive income	(24,222)	-	(24,222)
Balance at June 30, 2008	$(28,867)	$(7,082)	$(35,949)
Balance at January 1, 2009	$(2,028)	$(16,014)	$(18,042)
Cumulative effect of change in accounting for other-than- temporary impairment	(11,271)	-	(11,271)
Adjusted balance at January 1, 2009	(13,299)	(16,014)	(29,313)
2009 other comprehensive income (loss)	(19,163)	(1,006)	(20,169)
Balance at June 30, 2009	$(32,462)	$(17,020)	$(49,482)

9. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$2,663	$26,997	$8,390	$52,035
Preferred dividends	(2,413)	-	(4,825)	-
Accretion on preferred stock	(153)	-	(304)	-
Net income applicable to non-vested restricted shares	(34)	(75)	(43)	(134
Net income applicable to common shares	$63	$26,922	$3,218	$51,901

Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	48,501	48,459	48,497	48,446
Dilutive effect of stock options	-	60	-	82
Weighted-average diluted common shares outstanding	48,501	48,519	48,497	48,528

Basic earnings per share	$0.00	$0.56	$0.07	$1.07
Diluted earnings per share	$0.00	$0.55	$0.07	$1.07

Anti-dilutive shares not included in the computation of diluted earnings per share (1)	3,981	2,577	4,032	2,376

(1)	Represents stock options and common stock warrants for which the exercise price is greater than the average market price of the Company’s common stock.

10. PENSION PLAN
Net Periodic Benefit Pension Expense
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$2,160	$618	$3,363	$1,516
Interest cost	2,148	488	3,343	1,197
Expected return on plan assets	(2,995)	(610)	(4,662)	(1,497)
Recognized net actuarial loss	346	139	539	342
Amortization of prior service cost	3	-	4	1
Net periodic cost	$1,662	$635	$2,587	$1,559

The Company contributed $8.0 million to its pension plan in April 2009.

11. INCOME TAXES
Income Tax Expense
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Loss) income before income tax (benefit) expense	$(3,710)	$27,024	$(7,524)	$57,140
Income tax (benefit) expense:
Federal income tax (benefit) expense	$(5,803)	$4,104	$(10,794)	$11,054
State income tax (benefit)	(570)	(4,077)	(5,120)	(5,949)
Total income tax (benefit) expense	$(6,373)	$27	$(15,914)	$5,105
Effective income tax rate	N/M	0.1%	N/M	8.9%

 N/M – Not meaningful.

Federal income tax expense, and the related effective income tax rate, is primarily influenced by the amount of tax-exempt income derived from investment securities and bank owned life insurance (“BOLI”) in relation to pre-tax income. State income tax expense, and the related effective tax rate, is influenced by the amount of state tax-exempt income in relation to pre-tax income, and state tax rules relating to consolidated/combined reporting and sourcing of income and expense.

The decrease in income tax expense from second quarter 2008 to second quarter 2009 was primarily attributable to a decrease in federal income tax resulting from the decrease in pre-tax income for those periods. This decrease was partially offset by $4.9 million in state income tax benefits recorded in second quarter 2008 under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).

Income tax expense for the first six months of 2009 decreased in comparison to the same period in 2008 due to a decrease in federal income tax resulting from the decrease in pre-tax income. State tax benefits decreased during this time, reflecting the net effect of recording state income tax benefits totaling $4.1 million in first quarter 2009 and $4.9 million in second quarter 2008 (as referenced above) under FIN 48.

12. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)
	June 30, 2009	December 31, 2008
Commitments to extend credit:
Home equity lines	$278,135	$293,221
Credit card lines to businesses	24,139	12,417
1-4 family real estate construction	67,054	87,050
Commercial real estate	195,047	286,368
All other commitments	745,601	844,226
Letters of credit:
1-4 family real estate construction	20,615	21,301
Commercial real estate	36,066	35,536
All other	79,242	89,175
Recourse on assets securitized	9,075	9,344

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with the Company’s standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $756,000 as of June 30, 2009 and $700,000 as of December 31, 2008. The Company will amortize these amounts into income over the commitment period. As of June 30, 2009, standby letters of credit had a remaining weighted-average term of approximately 13.6 months, with remaining actual lives ranging from less than one year to 6.0 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in fourth quarter 2004, the Company is obligated by agreement to repurchase at recorded value any non-performing loans, defined as loans past due greater than 90 days. During the six months ended June 30, 2008, the Company repurchased $686,000 of non-performing loans and charged-off $28,000 related to those loans. In second quarter 2009, the Company received $183,000 in satisfaction for one of the loans repurchased in 2008. During the first six months of 2009, the Company was not required to repurchase any of these loans, but charged-off $66,000 related to a loan repurchased in 2008. The aggregate outstanding balance of securitized loans subject to this recourse obligation was $9.1 million as of June 30, 2009 and $9.3 million as of December 31, 2008. Per its agreement, the Company’s recourse obligations will end on November 30, 2011. The carrying value of the Company’s recourse liability, which is included in other liabilities in the Consolidated Statements of Financial Condition, totaled approximately $150,000 as of June 30, 2009 and December 31, 2008.

Legal Proceedings

As of June 30, 2009, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of June 30, 2009.

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

As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk is the adverse effect a change in interest rates, currency, equity prices, or implied volatility has on the value of a financial instrument. Market risk associated with changes in interest rates is managed by establishing and monitoring limits as to the degree of risk that may be undertaken as part of the Company’s overall market risk monitoring process, which includes the use of net interest income and economic value of equity simulation methodologies. This process is carried out by the Company’s Asset Liability Management Committee. See further discussion of this process in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Fair Value Hedges - During 2008 and 2009, the Company hedged the fair value of fixed rate commercial real estate loans through the use of pay fixed, receive variable interest rate swaps. In 2008, the Company also hedged the fair value of fixed rate, junior subordinated debentures through the use of pay variable, receive fixed interest rate swaps.

Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations and expected lives presented in the following table are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on June 30, 2009 and December 31, 2008.

Other Derivative Activities - The Company had no other derivative instruments as of June 30, 2009 or December 31, 2008. The Company does not enter into derivative transactions for purely speculative purposes.

Interest Rate Derivatives Portfolio
(Dollar amounts in thousands)
	June 30, 2009	December 31, 2008
Fair Value Hedges
Related to fixed rate commercial loans
Notional amount outstanding	$19,498	$19,982
Weighted-average interest rate received	2.23%	3.16%
Weighted-average interest rate paid	6.40%	6.39%
Weighted-average maturity (in years)	8.27	8.76
Derivative liability fair value	$(1,335)	$(2,628)

	Quarters Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Gains (losses) on hedged items recognized in noninterest income:	$		$		$		$
Gains (losses) on swaps		1,045		444		1,293		14
(Losses) gains on loans		(1,045)		(446)		(1,298)		(6)
Net hedge ineffectiveness (1)		$-		$(2)		$(5)		$8
Gains recognized in net interest income (2)		$40		$39		$80		$45

(1)	Included in other noninterest income in the Consolidated Statements of Income.
(2)
The gain represents the fair value adjustments on discontinued fair value hedges in connection with our subordinated fixed rate debt that are being amortized through earnings over the remaining life of the hedged item (debt). In addition to these amounts, interest accruals on fair value hedges are also reported in net interest income.

Credit Risk

Credit risk occurs when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivatives, applying uniform credit standards maintained for all activities with credit risk, and collateralizing gains. The Company maintains a policy limiting credit exposure to any one counterparty to not more than 2.5% of stockholders’ equity. In addition, the Company has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains above an agreed-upon minimum threshold. On June 30, 2009, these collateral agreements covered 100% of the fair value of the Company’s interest rate swaps outstanding. Net losses with counterparties must be collateralized with either cash or U.S. Government and U.S. Government-sponsored agency securities. The Company pledged cash of $2.7 million as of both June 30, 2009 and December 31, 2008 to collateralize net losses with counterparties. No other collateral was required to be pledged as of June 30, 2009 or December 31, 2008.

As of June 30, 2009 and December 31, 2008, all of the Company’s derivative instruments contained provisions that require the Company’s debt to remain above a certain credit rating by each of the major credit rating agencies. If the Company’s debt were to fall below that credit rating, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument.

14. FAIR VALUE

The Company measures, monitors, and discloses certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis to account for trading securities, securities available-for-sale, mortgage servicing rights, derivative assets, and derivative liabilities. In addition, fair value is used on a non-recurring basis to apply lower-of-cost-or-market accounting to other real estate owned (“OREO”); evaluate assets or liabilities for impairment, including collateral-dependent impaired loans, goodwill, and other intangibles; and for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company measures fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 was effective for the Company on January 1, 2008 for financial assets and liabilities and on January 1, 2009 for non-financial assets and liabilities. Depending upon the nature of the asset or liability, the Company uses various valuation techniques and input assumptions when estimating fair value, all of which are in accordance with SFAS No. 157.

SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels based on the reliability of the input assumptions. The hierarchy gives the highest priority to level 1 measurements and the lowest priority to level 3 measurements. The three levels of the fair value hierarchy are defined as follows:

•	Level 1 – Unadjusted quoted prices for identical assets or liabilities traded in active markets.

•
Level 2 – Observable inputs other than level 1 prices, such as quoted prices for similar instruments; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The categorization of where an asset or liability falls within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities Measured at Fair Value

The following table provides the hierarchy level and fair value for each major type of assets and liabilities measured at fair value as of June 30, 2009.

Fair Value Measurements
(Dollar amounts in thousands)

	June 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities	$12,203	$-	$-	$12,203
Securities available-for-sale:
Collateralized mortgage obligations (1)	-	387,419	-	387,419
Other mortgage-backed securities (1)	-	212,030	16,222	228,252
State and municipal securities	-	757,985	-	757,985
Collateralized debt obligations	-	-	20,315	20,315
Corporate debt securities	-	32,307	-	32,307
Equity securities	18,668	5,136	-	23,804
Total securities available-for-sale	18,668	1,394,877	36,537	1,450,082
Mortgage servicing rights (2)	-	-	1,005	1,005
Total assets	$30,871	$1,394,877	$37,542	$1,463,290

Liabilities:
Derivative liabilities (2)	$-	$1,335	$-	$1,335

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (3)	$-	$-	$64,565	$64,565
Other real estate owned (4)	-	-	50,640	50,640
Total assets	$-	$-	$115,205	$115,205

(1)	These securities are backed by residential mortgages.
(2)	Mortgage servicing rights are included in other assets, and derivative liabilities are included in other liabilities in the Consolidated Statements of Financial Condition.
(3)	Represents the carrying value of loans for which adjustments are based on the appraised or market-quoted value of the collateral.
(4)	Represents the estimated fair value, net of selling costs, based on appraised value.

Valuation Methodology

The following describes the valuation methodologies used by the Company for assets and liabilities measured at fair value, including the general classification of the assets and liabilities pursuant to the valuation hierarchy.

Trading Securities – Trading securities represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company common stock. Trading securities are reported at fair value, with unrealized gains and losses included in noninterest income. The fair value of trading securities is based on quoted market prices in active exchange markets and, therefore, is classified in level 1 of the valuation hierarchy.

Securities Available-for-Sale – Substantially all available-for-sale securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services or dealer market participants where trading in an active market exists. In obtaining such data from external pricing services, the Company has evaluated the methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company’s principal markets. The Company’s principal markets for its securities portfolio are the secondary institutional markets, with an exit price that is based on bid level pricing in those markets. Examples of such securities measured at fair value are U.S. Treasury and Agency securities, municipal bonds, collateralized mortgage obligations, and other mortgage-backed securities. These securities are generally classified in level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency for inputs to the valuation, securities are classified in level 3 of the valuation hierarchy. For instance, in the valuation of certain collateralized mortgage and debt obligations and high-yield debt securities, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates.

Due to the illiquidity in the secondary market for the Company’s seven trust-preferred CDOs, especially since the disruption in the credit markets, the Company determined that dealer quotes did not reflect the best estimate of fair value. Therefore, the Company, with the assistance of two structured credit valuation firms, estimated the value of these securities using discounted cash flows and has classified these investments in level 3 of the valuation hierarchy.

The valuation for each of the seven CDOs relies on independently verifiable historical financial data. The valuation firm performs a credit analysis of each of the entities comprising the collateral underlying each CDO in order to estimate the likelihood of default by any of these entities on their trust-preferred obligation. Cash flows are modeled based upon the contractual terms of the CDO, discounted to their present values, and used to derive the estimated fair value of the individual CDO, as well as any credit loss or impairment.

The component of loss for any CDO that is deemed to be an other-than-temporary impairment, if any, is determined by comparing the current amortized cost to the discounted cash flows for each CDO using each CDO’s specific contractual yield. The contractual yields for these CDOs range from the London Interbank Offered Rate (“LIBOR”) plus 125 to 160 basis points.

The fair value for each CDO is determined by discounting the estimated cash flows by a rate ranging from LIBOR plus 1,000 to 1,500 basis points, depending upon the specific CDO. The discount rate used is intended to reflect the higher risk inherent in these securities given the current market. Currently, four of these CDOs are deferring interest payments. The Company has ceased accruing interest on these securities.

Carrying Value of Level 3 Securities Available-for-Sale
(Dollar amounts in thousands)

	Quarter Ended June 30, 2009			Six Months Ended June 30, 2009
	Other Mortgage- Backed Securities	Collateralized Debt Obligations	Total	Other Mortgage- Backed Securities	Collateralized Debt Obligations	Total

Balance at beginning of period	$16,287	$34,527	$50,814	$16,632	$42,086	$58,718
Total losses:
Included in earnings (1)	-	(4,133)	(4,133)	-	(7,071)	(7,071)
Included in other comprehensive loss	58	(10,079)	(10,021)	316	(14,677)	(14,361)
Purchases, sales, issuances, and settlements	(123)	-	(123)	(726)	(23)	(749)
Balance at end of period	$16,222	$20,315	$36,537	$16,222	$20,315	$36,537
Change in unrealized losses recognized in earnings relating to securities still held at end of period	$-	$(4,133)	$(4,133)	$-	$(7,071)	$(7,071)

(1)	Included in securities gains, net in the Consolidated Statements of Income.

In the table above, the net losses recognized in earnings represent non-cash impairment charges recognized on certain CDOs that were deemed to be other-than-temporarily impaired.

Mortgage Servicing Rights – The Company records its mortgage servicing rights at fair value in accordance with SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the present value of the future cash flows associated with the mortgage loans being serviced. Mortgage servicing rights are included in other assets in the Consolidated Statements of Financial Condition. Key economic assumptions used in measuring the fair value of mortgage servicing rights include weighted-average prepayment speeds and weighted-average discount rates. While market-based data is used to determine the input assumptions, the Company incorporates its own estimates of assumptions market participants would use in determining the fair value of mortgage servicing rights and classifies them in level 3 of the valuation hierarchy.

Carrying Value of Mortgage Servicing Rights
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$1,284	$1,799	$1,461	$1,877
Total (losses) gains included in earnings (1):
Due to changes in valuation inputs and assumptions (2)	(179)	(71)	(276)	(54)
Other changes in fair value (3)	(100)	(96)	(180)	(191)
Balance at end of period	$1,005	$1,632	$1,005	$1,632
Contractual servicing fees earned during the period (1)	$78	$100	$163	$205

(1)	Included in other service charges, commissions, and fees in the Consolidated Statements of Income.
(2)	Principally reflects changes in prepayment speed assumptions.
(3)	Primarily represents changes in expected cash flows over time due to payoffs and paydowns.

Derivative Assets and Derivative Liabilities – The interest rate swaps entered into by the Company are executed in the dealer market and priced based on market quotes obtained from the counterparty that transacted the derivative contract. The market quotes were developed by the counterparty using market observable inputs, which primarily include LIBOR for swaps. As the fair value estimates for interest rate swaps are primarily based on LIBOR, which is a market observable input, derivatives are classified in level 2 of the valuation hierarchy. For its derivative assets and liabilities, the Company also considers non-performance risk, including the likelihood of default by itself and its counterparties, when evaluating whether the market quotes from the counterparty are representative of an exit price. The Company has a policy of executing derivative transactions only with counterparties above a certain credit rating. Credit risk is also mitigated through the pledging of collateral when certain thresholds are reached. The likelihood of the Company’s default is considered remote and its credit rating has remained stable over the past recent history. For these reasons, non-performance risk is considered extremely low, and accordingly, any such credit risk adjustments to the Company’s derivative assets and liabilities would be immaterial.

Collateral-Dependent Impaired Loans – The carrying value of impaired loans is disclosed in Note 5, “Reserve for Loan Losses and Impaired Loans.” The Company does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Accordingly, fair value estimates, including those obtained from real estate brokers or other third-party consultants, for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy.

In accordance with the provisions of SFAS No. 114, during the first six months of 2009 collateral-dependent impaired loans with a carrying value of $128.0 million, less transfers to OREO of $30.0 million, were written down to their fair value of $64.6 million, resulting in a provision for loan losses of $33.4 million, which was included in earnings.

Other Real Estate Owned – OREO includes properties acquired in partial or total satisfaction of certain loans. Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Any write-downs in the carrying value of a property at the time of acquisition are charged against the reserve for loan losses. Management periodically reviews the carrying value of OREO properties. Any write-downs of the properties subsequent to acquisition, as well as gains or losses on disposition and income or expense from the operations of OREO, are recognized in operating results in the period they occur. Fair value is generally based on third party appraisals and internal estimates and is therefore considered a Level 3 valuation.

During the first six months of 2009, OREO properties with a carrying value of $18.4 million were written down to their fair value of $15.2 million, resulting in a charge to earnings of $2.3 million and a charge to the reserve for loan losses of $884,000.

Goodwill and Other Intangible Assets – Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.

Goodwill and other intangible assets are subject to impairment testing, which requires a significant degree of management judgment. Goodwill is tested at least annually for impairment or more often if events or circumstances between annual tests indicate that there may be impairment. The testing is performed using the market capitalization method and, if necessary, by comparing the carrying value of goodwill with the anticipated future cash flows.

Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. Identified intangible assets that have a finite useful life are reviewed annually to determine whether there have been any events or circumstances to indicate that the recorded amount is not recoverable from projected undiscounted net operating cash flows.

The annual test of goodwill and identified intangible assets performed as of October 1, 2008 did not indicate that an impairment charge was required. Additional goodwill impairment testing was conducted in first quarter 2009, when general economic conditions deteriorated significantly and the Company experienced a substantial decline in market capitalization. The additional testing did not indicate that an impairment charge was required. The Company assessed whether there were any indicators of impairment in second quarter 2009 and concluded that additional impairment testing was not required.

If the testing had resulted in impairment, the Company would have classified goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3. Additional information regarding goodwill, other intangible assets, and impairment policies can be found in Note 7 of “Notes to Consolidated Financial Statements” in Item 8 of the Company’s 2008 10-K.

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

Loans - The fair value of loans was estimated using present value techniques by discounting the future cash flows of the remaining maturities of the loans, and, when applicable, prepayment assumptions were considered based on historical experience and current economic and lending conditions. The discount rate was based on the LIBOR yield curve, with rate adjustments for liquidity and credit risk. The primary impact of credit risk on the present value of the loan portfolio, however, was accommodated through the use of the reserve for loan losses, which is believed to represent the current fair value of probable incurred losses for purposes of the fair value calculation.

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

Financial Instruments
(Dollar amounts in thousands)
	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$132,231	$132,231	$106,082	$106,082
Funds sold and other short-term investments	7,723	7,725	8,226	8,226
Trading account securities	12,203	12,203	12,358	12,358
Securities available-for-sale	1,450,082	1,450,082	2,216,186	2,216,186
Securities held-to-maturity	86,245	86,592	84,306	84,592
Loans, net of reserve for loan losses	5,213,243	5,186,248	5,266,194	5,231,925
Accrued interest receivable	34,073	34,073	43,247	43,247
Investment in bank owned life insurance	197,564	197,564	198,533	198,533
Derivative assets	-	-	-	-
Financial Liabilities:
Deposits	$5,766,656	$5,767,622	$5,585,754	$5,583,943
Borrowed funds	792,176	794,744	1,698,334	1,703,940
Subordinated debt	232,342	158,556	232,409	171,307
Accrued interest payable	8,559	8,559	10,550	10,550
Derivative liabilities	1,335	1,335	2,628	2,628
Standby letters of credit	756	756	700	700

15. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date our financial statements were issued, or August 10, 2009. We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of our results of operations and financial condition for the quarters ended June 30, 2009 and 2008. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term “Bank,” we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2008 Annual Report on Form 10-K (“2008 10-K”). Results of operations for the quarter and six months ended June 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009. Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

PERFORMANCE OVERVIEW

General Overview

Our banking network provides a full range of business and retail banking and trust and advisory services through 94 banking branches, one operational facility, and one dedicated lending office primarily in suburban metropolitan Chicago. The primary sources of our revenue are net interest income and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, consumer confidence, and competitive conditions within the marketplace.

Second Quarter and Six-Month Periods Ended June 30, 2009 and 2008

Table 1
Selected Financial Data (1)
(Dollar amounts in thousands, except per share data)

	Quarters Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Operating Results
Interest income	$85,139	$101,313	(16.0)	$176,619	$209,788	(15.8)
Interest expense	24,748	40,987	(39.6)	52,009	90,962	(42.8)
Net interest income	60,391	60,326	0.1	124,610	118,826	4.9
Fee-based revenues	21,227	24,022	(11.6)	41,361	47,291	(12.5)
Other noninterest income	3,532	3,019	17.0	3,947	4,801	(17.8)
Noninterest expense, excluding Federal Deposit Insurance Corporation (“FDIC”) special deposit insurance assessment (2)	(55,733)	(49,945)	11.6	(104,127)	(99,288)	4.9
Pre-tax earnings, excluding provision for loan losses, net market-related gains, and FDIC special assessment (3)	29,417	37,422	(21.4)	65,791	71,630	(8.2)
Provision for loan losses	(36,262)	(5,780)	527.4	(84,672)	(14,840)	470.6
Gains on securities sales, net	10,768	1,344	701.2	21,928	8,593	155.2
Securities impairment losses	(4,133)	(5,962)	(30.7)	(7,071)	(8,243)	(14.2)
FDIC special deposit insurance assessment	(3,500)	-	-	(3,500)	-	-
(Loss) income before income tax benefit (expense)	(3,710)	27,024	(113.7)	(7,524)	57,140	(113.2)
Income tax benefit (expense)	6,373	(27)	N/M	15,914	(5,105)	(411.7)
Net income	2,663	26,997	(90.1)	8,390	52,035	(83.9)
Preferred dividends	(2,566)	-	-	(5,129)	-
Net income applicable to non-vested restricted shares	(34)	(75)	(54.7)	(43)	(134)	(67.9)
Net income applicable to common shares	$63	$26,992	(99.8)	$3,218	$51,901	(93.8)
Diluted earnings per common share	$0.00	$0.55	(100.0)	$0.07	$1.07	(93.5)
Performance Ratios
Return on average common equity	0.04%	14.53%		0.90%	14.13%
Return on average assets	0.13%	1.33%		0.21%	1.29%
Net interest margin – tax equivalent	3.53%	3.58%		3.60%	3.55%
Efficiency ratio	61.45%	51.67%		56.90%	52.83%

 N/M – Not meaningful.

(1)	All ratios are presented on an annualized basis.
(2)	For a further discussion of this industry-wide special deposit assessment, see the section titled “Noninterest Expense” of this Form 10-Q.
(3)
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

	June 30, 2009	December 31, 2008	June 30, 2008	June 30, 2009 Change From
				December 31, 2008	June 30, 2008
Balance Sheet Highlights
Total assets	$7,767,312	$8,528,341	$8,311,025	$(761,029)	$(543,713)
Total loans	5,340,771	5,360,063	5,182,355	(19,292)	158,416
Total deposits	5,766,656	5,585,754	5,785,163	180,902	(18,507)
Transactional deposits	3,778,879	3,457,954	3,684,976	320,925	93,903
Loans to deposits ratio	92.6%	96.0%	89.6%
Transaction deposits to total deposits	65.5%	61.9%	63.7%

Net income was $2.7 million, before adjustment for preferred dividends and non-vested restricted shares, with $63,000 available to common shareholders after such adjustments compared to income of $27.0 million for second quarter 2008. We recorded a loss before taxes of $3.7 million for second quarter 2009 compared to income of $27.0 million for second quarter 2008, with the difference largely due to higher provision for loan losses, partially offset by an increase in net securities gains. Provision for loan losses for second quarter 2009 was $36.3 million compared to $5.8 million for second quarter 2008. Pre-tax earnings, excluding the provision for loan losses, net market-related gains, and FDIC special deposit insurance assessment from each period, were $29.4 million for second quarter 2009 and $37.4 million for second quarter 2008, with the decline substantially due to increases in operating expenses of $2.9 million incurred to remediate loans and maintain other real estate owned, a $2.6 million reversal of year to date interest accrued on loans placed on non-accrual, and a $2.3 million increase in FDIC deposit insurance assessment apart from the special assessment noted above.

Performance for the quarter reflected the execution of a number of planned steps taken to strengthen the overall company and navigate what remains a very difficult operating environment. We increased loan loss reserves by $11.5 million to 2.39% of total loans, restructured an additional $21.3 million in delinquent loans, reduced early stage delinquencies by nearly 30%, and held total non-accrual loans, including loans past due 90 days or more, at essentially the March 31, 2009 level. Concurrently, we took advantage of market conditions to sell securities at a net gain and redeploy other assets that, in combination, enabled us to improve our key capital ratios.

We continued to generate solid core operating results due to strong net interest margins, an efficient operating model, a sizable and increasing core deposit base, and a flexible balance sheet that provided considerable liquidity. As noted above, this performance enabled us to absorb a significant increase in loan loss provisioning, higher credit remediation costs, and the FDIC deposit insurance assessment and, at the same time, strengthen our overall capital position.

Loans outstanding at June 30, 2009 were $5.3 billion, an increase of $158.4 million from prior year. For the same 12-month period, average transactional deposits increased $87.4 million to $3.7 billion. The increase in transactional deposits was due largely to growth in money market account balances.

Tax-equivalent net interest margin remained solid at 3.53% for second quarter 2009. While down slightly from second quarter 2008, the year-to-date 2009 margin was elevated from the same period of 2008.

Fee-based revenues for the quarter and six-month periods ended June 30, 2009 decreased from the same periods in 2008, and reflected the impact of lower transaction volumes caused by reduced consumer spending on overdraft fees as well as card-based fees. Though trust and advisory fees also declined from the same periods in 2008, on a linked-quarter basis, assets under management as of June 30, 2009 increased by $260.8 million from March 31, 2009.

Although noninterest expense for the quarter and six-month periods ended June 30, 2009 increased $9.3 million and $8.3 million, respectively, from the same periods in 2008, over half the increase for each period was due to higher FDIC deposit premium assessments, including a special industry-wide assessment. The remainder was due to higher expenses associated with other real estate owned and loan remediation costs.

Net securities gains of $10.7 million from sales of mortgage-backed and municipal securities more than offset impairment charges of $4.1 million associated with four trust-preferred collateralized debt obligations.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income equals the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total average interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in the “Notes to Consolidated Financial Statements” contained in our 2008 10-K.

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

Table 2
Effect of Tax-Equivalent Adjustment
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Net interest income (GAAP)	$60,391	$60,326	0.1	$124,610	$118,826	4.9
Tax-equivalent adjustment	5,091	5,603	(9.1)	10,519	11,157	(5.7)
Tax-equivalent net interest income	$65,482	$65,929	(0.7)	$135,129	$129,983	4.0

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

Tax-equivalent net interest margin was 3.53% for second quarter 2009, down 14 basis points from 3.67% for first quarter 2009 and 5 basis points from 3.58% for second quarter 2008. During second quarter 2009, we placed loans on non-accrual status and accordingly reversed interest accrued to date of $2.6 million. Excluding this adjustment, second quarter net margin would have been approximately 3.67%.

For the six months ended June 30, 2009, tax-equivalent net interest margin was 3.60% up 5 basis points from 3.55% for first six months of 2008. As of June 30, 2009, our loan-to-deposit ratio is 92.6%, with nearly two-thirds of our customer deposits consisting of demand, NOW, money market, and savings transactional accounts.

Second quarter and year-to-date 2009 net interest margins reflect our strong core deposit base and our ability to effectively manage our cost of funds. With approximately one-half of our loan portfolio tied to floating indices, the 175 basis point decline in the Federal Reserve’s federal funds rate during fourth quarter 2008 resulted in declines in second quarter and year-to-date average yields of 95 basis points and 106 basis points, respectively, compared to the same periods in 2008. This negative impact was substantially offset by a shift in funding toward less expensive transactional deposits. As a result, the rates paid on interest-bearing liabilities for second quarter and year-to-date 2009 declined 100 basis points and 124 basis points, respectively, compared to the same periods in 2008.

As shown in Table 3, second quarter 2009 tax-equivalent interest income declined $16.7 million compared to second quarter 2008. The increase in interest-earning assets increased interest income by $1.6 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $18.3 million. Second quarter 2009 interest expense declined $16.2 million compared to second quarter 2008. The decrease in interest-bearing liabilities decreased interest expense by $1.5 million, and the shift to less expensive wholesale borrowing, coupled with an overall decrease in the average rate paid on interest-bearing liabilities reduced interest expense by $14.7 million.

As shown in Table 4, tax-equivalent interest income for the six months ended June 30, 2009 declined $33.8 million compared to the same period in 2008. The increase in interest-earning assets increased interest income by $8.9 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $42.7 million. Interest expense for the first six months of 2008 declined $39.0 million compared to the six months ended June 30, 2008. The increase in interest-bearing liabilities increased interest expense by $338,000, while the decrease in the average rate paid on interest-bearing liabilities reduced interest expense by $39.3 million.

We continue to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Table 3 Net Interest Income and Margin Analysis (Dollar amounts in thousands)

	Quarters Ended June 30,						Attribution of Change in Net Interest Income (1)
	2009			2008
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$118,755	$66	0.22	$19,964	$103	2.08	$(45)	$8	$(37)
Trading account securities	10,961	35	1.28	17,363	54	1.24	(20)	1	(19)
Securities available-for-sale (2)	1,800,843	23,942	5.32	2,105,626	29,629	5.63	(4,117)	(1,570)	(5,687)
Securities held-to-maturity	86,583	1,481	6.84	98,383	1,656	6.73	(202)	27	(175)
Federal Home Loan Bank and Federal Reserve Bank stock	54,768	289	2.11	54,767	332	2.42	-	(43)	(43)
Loans (2):
Commercial and industrial	1,479,209	17,391	4.72	1,423,479	21,103	5.96	866	(4,578)	(3,712)
Agricultural	135,439	1,367	4.05	205,867	2,546	4.97	(767)	(412)	(1,179)
Commercial real estate	3,034,937	36,696	4.85	2,705,016	40,370	6.00	6,605	(10,279)	(3,674)
Consumer	539,225	6,333	4.71	544,655	7,761	5.73	(75)	(1,353)	(1,428)
Real estate - 1-4 family	177,583	2,630	5.94	218,569	3,362	6.19	(611)	(121)	(732)

Total loans	5,366,393	64,417	4.81	5,097,586	75,142	5.93	6,018	(16,743)	(10,725)

Total interest-earning assets (2)	7,438,303	90,230	4.86	7,393,689	106,916	5.81	1,634	(18,320)	(16,686)
Cash and due from banks	120,962			137,975
Reserve for loan losses	(121,040)			(64,887)
Other assets	757,465			720,817

Total assets	$8,195,690			$8,187,594
Liabilities and Stockholders’ Equity:
Savings deposits	$762,375	814	0.43	$823,196	1,755	0.86	(122)	(819)	(941)
NOW accounts	1,026,432	853	0.33	953,808	2,465	1.04	204	(1,816)	(1,612)
Money market deposits	903,728	2,627	1.17	818,815	3,256	1.60	395	(1,024)	(629)
Time deposits	1,989,348	12,858	2.59	2,161,611	20,560	3.83	(1,533)	(6,169)	(7,702)
Borrowed funds	1,261,949	3,893	1.24	1,331,195	9,249	2.79	(458)	(4,898)	(5,356)
Subordinated debt	232,358	3,703	6.39	232,492	3,702	6.40	(2)	3	1

Total interest-bearing liabilities	6,176,190	24,748	1.61	6,321,117	40,987	2.61	(1,516)	(14,723)	(16,239)
Demand deposits	1,044,033			1,053,339
Other liabilities	68,046			68,010
Stockholders’ equity - common	714,421			745,128
Stockholders’ equity - preferred	193,000			-

Total liabilities and stockholders’ equity	$8,195,690			$8,187,594
Net interest income/margin (2)		$65,482	3.53		$65,929	3.58	$3,150	$(3,597)	$(447)

Quarterly Net Interest Margin Trend
	2009		2008
	2nd	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	4.86%	5.12%	5.43%	5.69%	5.81%	6.29%
Rates paid on interest-bearing liabilities	1.61%	1.73%	2.03%	2.40%	2.61%	3.23%
Net interest margin (2)	3.53%	3.67%	3.71%	3.63%	3.58%	3.53%

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

Table 4 Net Interest Income and Margin Analysis (Dollar amounts in thousands)

	Six Months Ended June 30,						Attribution of Change in Net Interest Income (1)
	2009			2008
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$61,936	$69	0.22	$11,017	$124	2.26	$(68)	$13	$(55)
Trading account securities	11,694	75	1.28	17,984	116	1.29	(40)	(1)	(41)
Securities available-for-sale (2)	1,954,307	53,318	5.46	2,097,381	59,988	5.72	(3,979)	(2,691)	(6,670)
Securities held-to-maturity	84,786	2,894	6.83	97,065	3,257	6.71	(420)	57	(363)
Federal Home Loan Bank and Federal Reserve Bank stock	54,768	597	2.18	54,767	670	2.45	-	(73)	(73)
Loans (2):
Commercial and industrial	1,483,833	34,505	4.69	1,390,175	43,352	6.27	3,189	(12,036)	(8,847)
Agricultural	137,681	2,660	3.90	192,977	5,090	5.30	(1,256)	(1,174)	(2,430)
Commercial real estate	3,022,621	74,624	4.98	2,701,737	84,481	6.29	12,770	(22,627)	(9,857)
Consumer	543,526	12,888	4.78	550,453	16,950	6.19	(210)	(3,852)	(4,062)
Real estate - 1-4 family	184,954	5,508	6.01	222,835	6,917	6.24	(1,137)	(272)	(1,409)

Total loans	5,372,615	130,185	4.89	5,058,177	156,790	6.23	13,356	(39,961)	(26,605)

Total interest-earning assets (2)	7,540,106	187,138	4.99	7,336,391	220,945	6.05	8,849	(42,656)	(33,807)
Cash and due from banks	117,338			133,703
Reserve for loan losses	(110,954)			(63,659)
Other assets	765,151			722,723

Total assets	$8,311,641			$8,129,158
Liabilities and Stockholders’ Equity:
Savings deposits	$755,402	1,661	0.44	$818,980	4,426	1.09	(320)	(2,445)	(2,765)
NOW accounts	960,426	1,822	0.38	917,157	5,277	1.16	262	(3,717)	(3,455)
Money market deposits	836,340	4,731	1.14	820,484	7,788	1.91	154	(3,211)	(3,057)
Time deposits	2,029,287	27,865	2.77	2,168,396	44,755	4.15	(2,716)	(14,174)	(16,890)
Borrowed funds	1,477,243	8,525	1.16	1,319,296	21,325	3.25	2,929	(15,729)	(12,800)
Subordinated debt	232,374	7,405	6.43	231,475	7,391	6.42	29	(15)	14

Total interest-bearing liabilities	6,291,072	52,009	1.67	6,275,788	90,962	2.91	338	(39,291)	(38,953)
Demand deposits	1,036,368			1,039,330
Other liabilities	73,604			75,247
Stockholders’ equity - common	717,597			738,793
Stockholders’ equity - preferred	193,000			-

Total liabilities and stockholders’ equity	$8,311,641			$8,129,158
Net interest income/margin (2)		$135,129	3.60		$129,983	3.55	$8,511	$(3,365)	$5,146

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

Noninterest Income

Table 5
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Service charges on deposit accounts	$9,687	$11,385	(14.9)	$18,731	$21,807	(14.1)
Trust and investment advisory fees	3,471	3,945	(12.0)	6,800	7,892	(13.8)
Other service charges, commissions, andfees	4,021	4,456	(9.8)	8,027	9,458	(15.1)
Card-based fees	4,048	4,236	(4.4)	7,803	8,134	(4.1)
Subtotal fee-based revenues	21,227	24,022	(11.6)	41,361	47,291	(12.5)
Bank owned life insurance (“BOLI”) income	1,159	2,145	(46.0)	1,700	4,607	(63.1)
Other income	1,013	834	21.5	1,509	1,574	(4.1)
Subtotal operating revenues	23,399	27,001	(13.3)	44,570	53,472	(16.6)
Trading gains (losses), net	1,360	40	3,300.0	738	(1,380)	(153.5)
Gains on securities sales, net	10,768	1,344	701.2	21,928	8,593	155.2
Securities impairment losses	(4,133)	(5,962)	(30.7)	(7,071)	(8,243)	(14.2)
Total noninterest income	$31,394	$22,423	40.0	$60,165	$52,442	14.7

Our total noninterest income increased $9.0 million and $7.7 million for second quarter and year-to-date 2009, respectively, compared to the same periods in 2008. The increases were driven largely by significantly higher net gains on sales of securities, which offset declines for the quarter and six-month periods in fee-based revenues from the same periods in 2008.

Fee-based revenues decreased 11.6% and 12.5% for second quarter and year-to-date 2009, respectively, from the same periods in 2008. These decreases largely stem from the impact of lower transaction volumes resulting from reduced consumer spending on overdraft fees as well as card-based fees. Further, trust and investment advisory fees declined from comparable periods in 2008 due to the adverse impact of lower asset values on revenues.

Service charges on deposit accounts declined 14.9% for second quarter 2009 compared to second quarter 2008 and 14.1% for the six months ended June 30, 2009 compared to the same period in 2008 due to the reduced consumer spending referred to above.

Other service charges, commissions, and fees declined 9.8% for second quarter 2009 and 15.1% year-to-date compared to the same periods in 2008. The declines were due to reduced merchant fees and lower sales of third-party annuity and investment products.

BOLI income represents benefit payments received and the change in cash surrender value (“CSV”) of the policies, net of premiums paid. The change in CSV is attributable to earnings or losses credited to policies, based on investments made by the insurer. In 2009, BOLI income declined $986,000 and $2.9 million from second quarter and year-to-date periods in 2008, respectively. In fourth quarter 2008, management elected to accept lower market returns in order to reduce its risk to market volatility through investment in shorter-duration, lower-yielding money market instruments. See the section titled “Investment in Bank Owned Life Insurance” for a discussion of our investment in BOLI.

Other income, which consists primarily of safe deposit box rentals and miscellaneous recoveries, increased $179,000 for second quarter 2009 compared to second quarter 2008 and declined $65,000 for the first six months of 2009 compared to the first six months of 2008.

Trading gains (losses) result from the change in fair value of trading securities. Such trading securities represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. The change is substantially offset by an adjustment to salaries and benefits expense.

We recognized a net securities gain and securities impairment losses for each period presented. For a discussion of these items, see the section titled “Investment Portfolio Management.”

Noninterest Expense

Table 6
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Compensation expense:
Salaries and wages	$21,576	$20,143	7.1	$38,666	$39,167	(1.3)
Retirement and other employee benefits benefits	6,653	6,225	6.9	12,874	13,391	(3.9)
Total compensation expense	28,229	26,368	7.1	51,540	52,558	(1.9)
FDIC insurance	6,034	251	2,304.0	8,395	503	1,569.0
Net occupancy expense	5,194	5,528	(6.0)	11,700	11,679	0.2
Other real estate owned (“OREO”) expense, net	3,301	1,165	183.3	4,305	1,483	190.3
Loan remediation costs	995	210	373.8	1,514	345	338.8
Other professional services	2,730	2,401	13.7	5,145	4,560	12.8
Equipment expense	2,195	2,451	(10.4)	4,526	5,018	(9.8)
Technology and related costs	2,142	1,820	17.7	4,382	3,591	22.0
Advertising and promotions	1,720	1,713	0.4	2,802	2,750	1.9
Merchant card expense	1,634	1,780	(8.2)	3,172	3,426	(7.4)
Other expenses	5,059	6,258	(19.2)	10,146	13,375	(24.1)
Total noninterest expense	$59,233	$49,945	18.6	$107,627	$99,288	8.4
Full-time equivalent (“FTE”) employees	1,766	1,828	(3.4)	1,767	1,831	(3.5)
Efficiency ratio	61.45%	51.67%		56.90%	52.83%

Noninterest expense increased $9.3 million for second quarter 2009 compared to second quarter 2008 and $8.3 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increases were primarily due to an increase in the annual deposit premium assessed by the FDIC, in addition to an industry-wide special deposit assessment of $3.5 million in second quarter 2009 (as further explained below), and increases in other real estate owned expenses and loan remediation.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment is part of the FDIC’s efforts to rebuild the Deposit Insurance Fund (“DIF”). Deposit insurance expense during the quarter and six-month periods ended June 30, 2009 included a $3.5 million accrual related to the special assessment. The final rule also allows the FDIC to impose additional special assessments of 5 basis points for the third and fourth quarters of 2009, if the FDIC estimates the DIF reserve ratio will fall to a level that would adversely affect public confidence in federal deposit insurance or to a level that would be close to or below zero. Any additional special assessment would also be capped at 10 basis points of domestic deposits. We cannot provide any assurance as to the ultimate amount or timing of any such special assessments, should such special assessments occur, as such special assessments depend upon a variety of factors, which are beyond our control. The remainder of the increase in FDIC insurance resulted from higher rates charged on deposit balances.

Salaries and wages increased in second quarter 2009 compared to second quarter 2008 due to an increase in the obligation to participants under deferred compensation plans resulting from changes in the fair value of trading securities held on behalf of plan participants. Salaries and wages declined in the six months ended June 30, 2009 compared to the six months ended June

30, 2008 as the increase in the obligation due under deferred compensation plans and annual general merit increases were more than offset by declines in incentive compensation and share-based compensation expense.

Of the $322,000 increase in technology and related costs from second quarter 2008 to second quarter 2009, $248,000 was due to a new voice over internet protocol (“VoIP”), which is a used for the delivery of voice communications over networks such as the Internet. This investment in technology, which we expect will be more than offset by future savings, positions us for the future by providing us with a much more cost-effective means of communicating and transferring data. This cost also provides a savings in telephone expense, which is included in other expenses. The remaining variance in technology and related costs resulted from standard contractual increases. The new VoIP also accounted for $502,000 of the increase for the six months ended June 30, 2009 compared to the same period in 2008.

OREO expense, net, consists of real estate taxes, insurance and maintenance, as well as further write downs of carrying value to reflect declines in estimated value during the period, net of any rental income. Of the amounts separately shown as OREO expense, net, $2.0 million and $2.3 million represent further writedowns of OREO during second quarter and year-to-date 2009 periods, respectively. The balance of OREO properties increased from $7.0 million at June 30, 2008 to $50.6 million at June 30, 2009.

The declines in other expenses were spread over various noninterest expense categories including freight and courier expense, telephone, supplies, and amortization expense.

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income. Operating efficiency for second quarter 2009 was 61.45% compared to 51.67% for second quarter 2008. Excluding the impact of the special FDIC assessment and increase in the obligation due to participants under deferred compensation plans, the efficiency ratio for second quarter 2009 would be reduced to 56.2%.

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

Income tax benefits totaled $6.4 million in second quarter 2009 compared to income tax expense of $27,000 in second quarter 2008. This decrease was primarily attributable to a decrease in federal income tax resulting from the decrease in pre-tax income for those periods. This decrease was partially offset by $4.9 million in state income tax benefits recorded in second quarter 2008 under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“FIN 48”).

Income tax benefits totaled $15.9 million for the six months ended June 30, 2009 compared to income tax expense of $5.1 million for the six months ended June 30, 2008. This decrease was primarily attributable to a decrease in federal income tax resulting from the decrease in pre-tax income from 2008 to 2009. State tax benefits decreased during this time, reflecting the net effect of recording state income tax benefits totaling $4.1 million in first quarter 2009 and $4.9 million in second quarter 2008 (as referenced above) under FIN 48.

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

Table 7
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	As of June 30, 2009			As of December 31, 2008
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total

Available-for-Sale
U.S. Treasury securities	$-	$-	-	$1,041	$1,039	0.1
Collateralized mortgage obligations	387,419	382,526	24.1	698,839	694,285	29.9
Other mortgage-backed securities	228,252	221,481	13.9	518,265	504,918	21.7
State and municipal securities	757,985	767,856	48.3	906,747	907,036	39.1
Collateralized debt obligations	20,315	71,789	4.5	42,086	78,883	3.4
Corporate debt securities	32,307	35,767	2.3	33,325	35,731	1.5
Equity securities	23,804	23,879	1.5	15,883	16,089	0.7
Total available-for-sale	1,450,082	1,503,298	94.6	2,216,186	2,237,981	96.4

Held-to-Maturity
State and municipal securities	86,592	86,245	5.4	84,592	84,306	3.6
Total securities	$1,536,674	$1,589,543	100.0	$2,300,778	$2,322,287	100.0

	At June 30, 2009			At December 31, 2008
	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity

Available-for-Sale
U.S. Treasury securities	-	-	-	-	1.50	0.89%
Collateralized mortgage obligations	1.68%	2.13	4.99%	1.25%	1.80	5.25%
Other mortgage-backed securities	1.98%	2.71	5.41%	1.75%	1.95	5.52%
State and municipal securities	5.39%	8.11	6.17%	5.26%	7.61	6.15%
Collateralized debt obligations	0.25%	7.31	2.96%	0.25%	5.84	3.26%
Other securities	5.66%	12.29	3.97%	6.03%	12.61	5.06%
Total available-for-sale	3.68%	5.82	5.51%	3.07%	4.51	5.62%

Held-to-Maturity
State and municipal securities	5.93%	8.81	6.97%	7.00%	9.26	7.10%
Total securities	3.80%	5.98	5.59%	3.21%	4.69	5.67%

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

As of June 30, 2009, our securities portfolio totaled $1.5 billion, decreasing 33.2% from December 31, 2008, as we took advantage of opportunities in the market to sell securities at a net gain. During the first and second quarters of 2009, we sold approximately $725 million of mortgage-backed and municipal securities that generated $11.1 million and $10.8 million of gains, respectively. These gains were partly offset by impairment charges during first and second quarters of 2009 of $3.0 million and $4.1 million, respectively, related to our trust preferred CDOs.

Our investments in trust preferred CDOs are supported by the credit of the underlying banks and insurance companies. The $14.7 million increase in unrealized loss on these securities since December 31, 2008 reflects the market’s perception of the overall deterioration in the strength of the financial sector and its negative bias toward structured investment vehicles given the current interest rate and liquidity environment. We do not believe this loss is an other-than-temporary impairment. We expect no change in our net cash flows from these investments from what was originally anticipated, and we have both the intent and ability to hold them until maturity or recovery. Our estimation of cash flows for these investments and resulting fair values were based upon our own cash flow modeling in accordance with FASB No. 157, Fair Value Measurements, as described in Note 14 of “Notes to Consolidated Financial Statements”.

State and municipal securities have an unrealized loss of $9.9 million at June 30, 2009 compared to an unrealized loss of $289,000 at December 31, 2008. The adverse change in fair value of municipal securities primarily reflects the sale of securities at a gain over the past two quarters. The unrealized loss in the remaining portfolio is due to the uncertainty in the marketplace and the significant lack of liquidity for these debt securities. These securities continue to carry investment grade ratings with the bulk of them supported by the general revenues of the issuing governmental entity and supported by third-party insurance. We do not believe the unrealized loss on any of these is other-than-temporary.

Other securities include corporate bonds and other miscellaneous equity securities. We do not believe the unrealized loss on any of these is other-than-temporary.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Table 8
Loan Portfolio
(Dollar amounts in thousands)

	June 30, 2009	% of Total	December 31, 2008	% of Total	Annualized % Change
Commercial and industrial	$1,457,413	27.3	$1,490,101	27.8	(4.4)
Agricultural	210,675	3.9	216,814	4.1	(5.6)
Commercial real estate:
Office	356,946	6.7	339,912	6.3	10.0
Retail	297,829	5.6	265,568	5.0	24.2
Industrial	462,973	8.7	419,761	7.8	20.6
Total office, retail, and industrial	1,117,748	21.0	1,025,241	19.1	18.0
Residential construction	458,913	8.6	509,059	9.5	(19.8)
Commercial construction	204,042	3.8	258,253	4.8	(42.0)
Commercial land	121,383	2.3	98,322	1.8	47.0
Multi-family	305,976	5.7	286,963	5.4	13.2
Investor-owned rental property	132,173	2.5	131,635	2.4	0.8
Other commercial real estate	626,959	11.7	597,694	11.2	9.8
Total commercial real estate	2,967,194	55.6	2,907,167	54.2	4.2
Subtotal – corporate loans	4,635,282	86.8	4,614,082	86.1	1.0
Direct installment	45,566	0.9	58,135	1.1	(43.2)
Home equity	480,706	9.0	477,105	8.9	1.6
Indirect installment	8,031	0.1	12,544	0.2	(72.0)
Real estate – 1-4 family	171,186	3.2	198,197	3.7	(27.2)
Subtotal – consumer loans	705,489	13.2	745,981	13.9	(10.8)
Total loans	$5,340,771	100.0	$5,360,063	100.0	(0.8)
Consumer loans excluding indirect installment	$697,458		$733,437		(9.8)
Total loans excluding indirect installment	$5,332,740		$5,347,519		(0.6)

Outstanding loans totaled $5.3 billion as of June 30, 2009, an annualized decrease of 0.8% from December 31, 2008. During the six-month period ended June 30, 2009, we extended approximately $60 million in new credit, net of paydowns, which was more than offset by net charge-offs and conversion of loans to other real estate owned.

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

We continue to accrue interest on certain loans 90 days or more past due when such loans are well secured and collection of principal and interest is expected within a reasonable period.

Restructured loans are loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven. Restructured loans generally result in lower payments than originally required and therefore, have a lower risk of loss due to nonperformance than loans classified as non-accrual. We do not accrue interest on any restructured loan until such time as we believe all principal and interest under its modified terms are reasonably assured. Until such time, these loans continue to be reported as non-accrual loans.

Once the borrower demonstrates the ability to meet the modified terms of the restructured loan, we once again accrue interest. However, by regulation, such restructured loans continue to be separately reported as restructured until after the calendar year in which the restructuring occurred, providing the loan was restructured at market rate and terms.

Other real estate owned (“OREO”) represents property acquired as the result of borrower defaults on loans. OREO properties are recorded at estimated fair value, less estimated selling costs. Write-downs occurring at foreclosure are charged against the reserve for loan losses. On an ongoing basis, the carrying values of these properties may be reduced based upon new appraisals and/or market indications. Write-downs are recorded for subsequent declines in value and are included in other noninterest expense along with other expenses related to maintaining the properties.

The following table provides a comparison of our non-performing assets and past due loans to prior periods.

Table 9
Non-performing Assets and Past Due Loans
(Dollar amounts in thousands)

	2009			2008
	June 30	% of Loan Category	March 31	December 31
Non-accrual loans:
Commercial and industrial	$41,542	2.85	$33,245	$15,586
Agricultural	452	0.21	12	12
Commercial real estate:
Office	2,821	0.79	7,566	-
Retail	9,855	3.31	4,811	1,964
Industrial	382	0.08	392	569
Total office, retail, and industrial	13,058	1.17	12,769	2,533
Residential construction	143,231	31.21	107,766	97,060
Commercial construction	-	-	-	-
Commercial land	3,833	3.16	8,984	2,080
Multi-family	10,632	3.47	6,989	1,387
Investor-owned rental property	2,787	2.11	2,536	270
Other commercial real estate	14,642	2.34	4,493	4,564
Total commercial real estate	188,183	6.34	143,537	107,894
Total corporate loans	230,177	4.97	176,794	123,492
Consumer	6,042	1.13	4,991	3,419
Real estate – 1-4 family	1,034	0.60	1,756	857
Total non-accrual loans	237,253		183,541	127,768
90 days or more past due loans (still accruing interest):
Commercial and industrial	7,174	0.49	16,208	6,818
Agricultural	1,931	0.92	1,751	1,751
Commercial real estate:
Office	-	-	10,746	689
Retail	1,013	0.34	1,366	1,912
Industrial	-	-	607	613
Total office, retail, and industrial	1,013	0.09	12,719	3,214
Residential construction	5,022	1.09	20,593	8,489
Commercial construction	689	0.34	-	-
Commercial land	192	0.16	2,942	2,092
Multi-family	699	0.23	3,356	1,881
Investor-owned rental property	592	0.45	524	541
Other commercial real estate	1,154	0.18	5,434	3,953
Total commercial real estate	9,361	0.22	45,568	20,170
Total corporate loans	18,466	0.32	63,527	28,739
Consumer	5,447	1.02	8,124	4,977
Real estate – 1-4 family	2,158	1.26	2,278	3,283
Total 90 days or more past due loans	26,071		73,929	36,999
Total non-accrual and 90 days or more past due loans	263,324		257,470	164,767
Restructured loans (still accruing interest)	18,877		1,063	7,344
Total non-performing loans	$282,201		$258,533	$172,111
Other real estate owned (“OREO”)	$50,640		$38,984	$24,368
Non-accrual loans to total loans	4.44%		3.41%	2.38%
Non-accrual loans plus 90 days or more past due loans to total loans	4.93%		4.78%	3.07%
Non-performing loans to total loans	5.28%		4.80%	3.21%

	2009			2008
	June 30	% of Loan Category	March 31	December 31
30-89 days past due loans (still accruing interest):
Commercial and industrial	$14,690	1.01	$10,431	$36,820
Agricultural	113	0.05	-	2,548
Commercial real estate:
Office	349	0.10	428	22,106
Retail	915	0.31	4,056	770
Industrial	2,226	0.48	1,821	543
Total office, retail, and industrial	3,490	0.31	6,305	23,419
Residential construction	626	0.14	5,589	19,504
Commercial construction	-	-	-	7,861
Commercial land	1,593	1.31	1,189	2,811
Multi-family	1,843	0.60	2,853	4,406
Investor-owned rental property	2,827	2.14	2,659	747
Other commercial real estate	1,229	0.20	12,366	3,933
Total commercial real estate	11,608	0.64	30,961	62,681
Total corporate loans	26,411	0.39	41,392	102,049
Consumer	7,891	1.48	8,453	9,748
Real estate – 1-4 family	3,826	2.23	4,466	4,409
Total 30-89 days past due loans	$38,128		$54,311	$116,206

Non-accrual loans plus loans 90 days or more past due increased during second quarter 2009 but the rate of increase was significantly less than that experienced during first quarter 2009. In addition, we employed certain strategies during the second quarter to improve the overall composition of non-performing assets, such as restructuring loans, reducing early stage delinquencies, and accelerating efforts to control and facilitate sales of OREO properties. These strategies may improve the ultimate collection of delinquent loans as well as reduce the time required to convert assets to cash.

Non-accrual loans increased from $183.5 million at March 31, 2009 to $237.3 million at June 30, 2009, or $53.7 million. This increase was primarily due to loans past due 90 days or more being placed on non-accrual. The total of non-accrual loans plus loans 90 days or more past due as of June 30, 2009 increased only $5.9 million compared to March 31, 2009 and represented 4.93% of total loans at June 30, 2009. This compares to an increase of $92.7 million during the quarter ended March 31, 2009. In addition the total of loans 30-89 days past due declined $16.2 million, or 29.8%, from March 31, 2009.

At June 30, 2009, we had restructured loans totaling $30.1 million, an increase of $21.3 million from March 31, 2009. Included in this total at June 30, 2009 were loans totaling $11.2 million classified as non-accrual.

Table 10
Restructured Loans by Type
(Dollar amounts in thousands)

	June 30, 2009		March 31, 2009		December 31, 2008
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount

Commercial loans	13	$5,474	2	$3,244	2	$2,099
Commercial real estate loans	6	16,335	2	121	3	3,515
Multi-family loans	8	4,575	7	4,472	1	1,472
Consumer loans	35	3,733	10	958	2	258
Total restructured loans	62	$30,117	21	$8,795	8	$7,344

OREO totaled $50.6 million compared to $39.0 million at March 31, 2009, and is comprised of 83 properties. For a number of loans where foreclosure was deemed appropriate, we sought to shorten the foreclosure process by seeking deeds-in-lieu of foreclosure for the underlying collateral.

Table 11
OREO Properties by Type
(Dollar amounts in thousands)

	June 30, 2009		March 31, 2009		December 31, 2008
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount

Single family homes	46	$9,724	38	$9,486	34	$6,967
Land parcels	15	25,914	11	21,286	7	10,672
Multi-family units	13	2,210	13	4,778	11	3,682
Commercial properties	9	12,792	9	3,434	8	3,047
Total OREO properties	83	$50,640	71	$38,984	60	$24,368

We are encouraged by the results of our second quarter remediation efforts. Notwithstanding these results, we expect economic conditions to remain difficult, at least in the near term. As such, the level of non-performing assets going forward will depend upon the pace and timing of an overall economic recovery and the real estate market in particular, as well as our ability to continue to manage early-stage delinquencies and convert existing non-performing assets to cash.

Construction Portfolio

Total construction loans of $784.3 million consist of residential construction, commercial construction, and commercial land. Our residential construction portfolio accounts for approximately 56% of the total non-accrual loans plus loans 90 days or more past due at June 30, 2009. Nearly one-third of all residential construction loans fall within one of these two problem loan categories. This $458.9 million portfolio represents loans to developers of residential properties and, as such, is particularly susceptible to declining real estate values.

The following table provides details on the nature of these construction portfolios.

Table 12
Construction Loans by Type
(Dollar amounts in thousands)

	Residential Construction		Commercial Construction		Commercial Land		Combined		Non-accrual Plus 90 Days Past Due Loans
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
As of June 30, 2009
Raw Land	$88,417	19.3	$5,510	2.7	$47,458	39.1	$141,385	18.0	$30,710
Developed Land	176,902	38.5	20,069	9.8	59,319	48.9	256,290	32.7	66,689
Construction	37,321	8.1	27,176	13.3	-	-	64,497	8.2	15,842
Completed structures	136,118	29.7	149,066	73.1	14,597	12.0	299,781	38.2	39,726
Mixed and other	20,155	4.4	2,221	1.1	9	-	22,385	2.9	-
Total	$458,913	100.0	$204,042	100.0	$121,383	100.0	$784,338	100.0	$152,967
Non-accrual plus 90-days or more past due loans	$148,253		$689		$4,025		$152,967
Non-accrual plus 90-days or more past due loans as a percent of total loans	32.3%		0.3%		3.3%		19.5%

Approximately 82% of the portfolio consists of either developed land or developed land with partially or substantially completed construction.

Our disclosure with respect to impaired loans is contained in Note 5 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Reserve for Loan Losses

The reserve for loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The reserve, in the judgment of management, is necessary to provide for estimated loan losses and risks inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which we operate. Management evaluates the sufficiency of the reserve for loan losses based on the combined total of the specific, historical loss, and general components. Management believes that the reserve for loan losses of $127.5 million is adequate to absorb credit losses inherent in the loan portfolio as of June 30, 2009.

Portions of the reserve may be allocated for specific credits. However, the entire reserve is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the reserve is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the interpretation by regulatory authorities of loan classifications.

Table 13
Reserve for Loan Losses and
Summary of Loan Loss Experience
(Dollar amounts in thousands)
	Quarters Ended
	2009		2008
	June 30	March 31	December 31	September 30	June 30
Change in reserve for loan losses:
Balance at beginning of quarter	$116,001	$93,869	$69,811	$66,104	$64,780
Loans charged-off:
Commercial and industrial	(7,157)	(12,785)	(5,920)	(2,169)	(2,738)
Agricultural	-	-	-	-	(42)
Office, retail, and industrial	(220)	(889)	(819)	(2)	(31)
Residential construction	(8,442)	(10,729)	(9,227)	(5,856)	(138)
Commercial construction	-	-	-	-	-
Commercial land	(734)	-	-	-	-
Multi-family	(1,088)	(43)	(164)	40	(835)
Investor-owned rental property	(12)	(120)	(161)	-	(62)
Other commercial real estate	(2,358)	(100)	(236)	(62)	(56)
Consumer	(4,602)	(2,356)	(2,300)	(1,433)	(985)
Real estate - 1-4 family	(327)	(221)	(57)	(239)	(104)
Total loans charged-off	(24,940)	(27,243)	(18,884)	(9,721)	(4,991)
Recoveries on loans previously charged-off:
Commercial and industrial	151	692	319	270	400
Agricultural	-	-	-	4	-
Office, retail, and industrial	3	11	120	-	-
Residential construction	15	10	-	-	-
Commercial construction	-	-	-	-	-
Commercial land	-	-	-	-	-
Multi-family	2	-	-	-	5
Investor-owned rental property	-	-	-	-	-
Other commercial real estate	(93)	151	-	-	2
Consumer	126	100	118	125	128
Real estate - 1-4 family	1	1	-	-	-
Total recoveries on loans previously charged-off	205	965	557	399	535
Net loans charged-off	(24,735)	(26,278)	(18,327)	(9,322)	(4,456)
Provisions charged to operating expense	36,262	48,410	42,385	13,029	5,780
Balance at end of quarter	$127,528	$116,001	$93,869	$69,811	$66,104
Average loans	$5,366,393	$5,378,905	$5,275,981	$5,205,188	$5,097,586
Net loans charged-off to average loans, annualized	1.85%	1.98%	1.38%	0.71%	0.35%

Table 14
Allocation of Reserve for Loan Losses
(Dollar amounts in thousands)

	June 30, 2009	% of Loans	December 31, 2008	% of Loans
Allocation of reserve for loan losses by loan category at period end:
Commercial and industrial	$22,014	1.51	$20,968	1.41
Agricultural	350	0.17	1,221	0.56
Office, retail, and industrial	25,576	2.29	22,048	2.15
Residential construction	55,091	12.00	32,910	6.46
Multi-family	3,977	1.30	2,680	0.93
Other commercial real estate (1)	11,487	1.06	7,927	0.73
Consumer	7,506	1.40	5,456	1.00
Real estate – 1-4 family	1,527	0.89	659	0.33
Total	$127,528	2.39	$93,869	1.75
Total loans	$5,340,771		$5,360,063
Reserve for loan losses to loans	2.39%		1.75%
Reserve for loan losses to non-accrual loans	54%		73%
Reserve for loan losses to non-accrual plus 90 days past due loans	48%		57%
Reserve for loan losses to non-performing loans	45%		55%

(1)	Includes commercial construction and commercial land.

We increased our reserve for loan losses to $127.5 million as of June 30, 2009, up $11.5 million from March 31, 2009 and $33.7 million from December 31, 2008. The reserve for loan losses as a percent of loans was 2.39% as of June 30, 2009, up from 2.15% at March 31, 2009 and 1.75% as of December 31, 2008. Total loans charged-off, net of recoveries, in second quarter 2009 were 1.85% of average loans compared to 1.98% and 1.38% for first quarter 2009 and fourth quarter 2008, respectively. Approximately 43% of the reserve at June 30, 2009 is allocated to residential construction loans.

The reserve for loan losses as a percent of non-accrual loans plus loans 90 days past due was 48% at June 30, 2009 compared to 45% at March 31, 2009 and 57% at December 31, 2008.

Charge-offs of residential construction loans and commercial & industrial loans each accounted for approximately 37% of total charge-offs for the six-month period ended June 30, 2009.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses are discussed in Notes 1 and 5 to the Consolidated Financial Statements of our 2008 10-K.

INVESTMENT IN BANK OWNED LIFE INSURANCE

We purchase life insurance policies on the lives of certain directors and officers and are the sole owner and beneficiary of the policies. We invest in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Financial Condition at each policy’s respective CSV, with changes recorded in noninterest income in the Consolidated Statements of Income. As of June 30, 2009, the CSV of BOLI assets totaled $197.6 million compared to $198.5 million as of December 31, 2008.

Of our total BOLI portfolio as of June 30, 2009, 24.1% is in general account life insurance distributed between 10 insurance carriers, all of which carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 75.9% is in separate account life insurance, which is managed by third party investment advisors under pre-determined investment guidelines. Stable value protection is a feature available with respect to separate account life insurance policies that is designed to protect, within limits, a policy’s CSV from market fluctuations on underlying investments. Our entire separate account portfolio has stable value protection, purchased from a highly rated financial institution. To the extent fair values on individual contracts fall below 80%, the CSV of the specific contracts may be reduced or the underlying assets transferred to short-duration investments, resulting in lower earnings.

In comparison to second quarter 2008, BOLI income declined $986,000 for second quarter 2009. During fourth quarter 2008 and second quarter 2009, management elected to accept lower market returns in order to improve our regulatory capital ratios by reducing risk-weighted assets and reduce our risk to market volatility through investment in shorter-duration, lower yielding money market instruments.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarter ended June 30, 2009, December 31, 2008, and June 30, 2008. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 15
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			Second Quarter 2009 % Change From
	June 30, 2009	December 31, 2008	June 30, 2008	Fourth Quarter 2008	Second Quarter 2008
Demand deposits	$1,044,033	$1,043,596	$1,053,339	0.0	(0.9)
Savings deposits	762,375	748,065	823,196	1.9	(7.4)
NOW accounts	1,026,432	923,643	953,808	11.1	7.6
Money market accounts	903,728	737,658	818,815	22.5	10.4
Transactional deposits	3,736,568	3,452,962	3,649,158	8.2	2.4
Time deposits	1,973,791	2,006,080	2,134,298	(1.6)	(7.5)
Brokered deposits	15,557	176,526	27,313	(91.2)	(43.0)
Total time deposits	1,989,348	2,182,606	2,161,611	(8.9)	(8.0)
Total deposits	5,725,916	5,635,568	5,810,769	1.6	(1.5)
Repurchase agreements	469,080	487,937	422,819	(3.9)	10.9
Federal funds purchased	193,019	328,146	177,513	(41.2)	8.7
Federal Home Loan Bank (“FHLB”) advances	175,674	513,802	593,054	(65.8)	(70.4)
Federal term auction facilities	424,176	308,152	137,809	37.7	207.8
Total borrowed funds	1,261,949	1,638,037	1,331,195	(23.0)	(5.2)
Subordinated debt	232,358	232,425	232,492	0.0	(0.1)
Total funding sources	$7,220,223	$7,506,030	$7,374,456	(3.8)	(2.1)
Average interest rate paid on borrowed funds	1.24%	1.56%	2.79%
Weighted-average maturity of FHLB advances	3.2 months	5.4 months	3.5 months
Weighted-average interest rate of FHLB advances	3.59%	2.68%	4.02%

  N/M – Not meaningful.

Total average deposits for second quarter 2009 decreased 1.5% from second quarter 2008 and increased 1.6% from December 31, 2008, with a decline in time deposits being offset by increases in transactional deposits.

Average transactional deposits for second quarter 2009 were $3.74 billion, an increase of $283.6 million from fourth quarter 2008 and $87.4 million from second quarter 2008. The increase from December 31, 2008 is due primarily to normal seasonality as a result of deposits of tax receipts by our municipal customers. The year-over year increase is due largely to growth in money market account balances.

Securities sold under agreements to repurchase, federal funds purchased, and term auction facilities generally mature within 1 to 90 days from the transaction date.

MANAGEMENT OF CAPITAL

Capital Measurements

The Federal Reserve Board (“FRB”), the primary regulator of the Company and the Bank, establishes minimum capital requirements that must be met by member institutions. We have managed our capital ratios to consistently maintain such measurements in excess of the FRB minimum levels to be considered “well-capitalized,” which is the highest capital category established.

Capital resources of financial institutions are also regularly measured by tangible equity ratios, which are non-GAAP measures. Tangible common equity equals total shareholders’ equity as defined by GAAP less goodwill and other intangible assets and preferred stock, which does not benefit common shareholders. Tangible assets equals total assets as defined by GAAP less goodwill and other intangible assets. The tangible equity ratios are a valuable indicator of a financial institution’s capital strength since they eliminate intangible assets from shareholders’ equity.

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB to be considered “well-capitalized.”

Table 16
Capital Measurements
(Dollar amounts in thousands)

				Regulatory Minimum For “Well- Capitalized”	Excess Over Required Minimums at June 30, 2009

	June 30,		December 31,
	2009	2008	2008
Regulatory capital ratios:
Total capital to risk-weighted assets	15.21%	11.87%	14.36%	10.00%	52%	$330,216
Tier 1 capital to risk-weighted assets	12.38%	9.29%	11.60%	6.00%	106%	$403,907
Tier 1 leverage to average assets	9.87%	7.56%	9.41%	5.00%	97%	$386,757
Regulatory capital ratios, excluding preferred stock (1):
Total capital to risk-weighted assets	12.17%	11.87%	11.44%	10.00%	22%	$137,216
Tier 1 capital to risk-weighted assets	9.33%	9.29%	8.68%	6.00%	55%	$210,907
Tier 1 leverage to average assets	7.44%	7.56%	7.04%	5.00%	49%	$193,757
Tier 1 common capital to risk-weighted assets (2) (3)	7.36%	7.35%	6.79%	N/A (3)
Tangible equity ratios:
Tangible common equity to tangible assets	5.56%	5.45%	5.23%	N/A (3)
Tangible common equity, excluding other comprehensive loss, to tangible assets	6.23%	5.90%	5.45%	N/A (3)
Tangible common equity to risk-weighted assets	6.57%	6.79%	6.53%	N/A (3)

(1)
These ratios exclude the impact of $193.0 million in preferred shares issued to the U.S. Treasury in December 2009 as part of its Capital Purchase Plan (“CPP”). For additional discussion of the preferred share issuance and the CPP, refer to Note 12 to the Consolidated Financial Statements of our 2008 Form 10-K.

(2)	Excludes the impact of $193.0 million in preferred shares and $125.0 million in trust preferred securities.
(3)	Ratio is not subject to formal FRB regulatory guidance.

Regulatory and tangible common equity ratios were improved in comparison to December 31, 2008, with such improvement driven by a redeployment of assets, which reduced total risk-based assets and a decline in total assets, with the decline primarily due to a reduction in the size of the investment securities portfolio.

The Board of Directors reviews the Company’s capital plan each quarter, giving consideration to the current and expected operating environment as well as an evaluation of various capital alternatives.

Dividends

As part of a larger commitment to grow the tangible common equity component of total capital, on March 16, 2009, our Board of Directors announced a reduction in our quarterly dividend from $0.225 per share to $0.01 per share. This reduction equates to approximately $42 million in retained capital over the course of a year.

On May 27, 2009, the Company’s Board of Directors announced a quarterly common stock dividend of $0.010 per share.

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

We have numerous accounting policies, of which the most significant are presented in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements of our 2008 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the reserve for loan losses, evaluation of impairment of securities, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed in our 2008 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. A description and analysis of our interest rate risk management policies is included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our 2008 10-K.

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

We monitor and manage interest rate risk within approved policy limits. Our current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in all interest rates compared to net interest income in an unchanging interest rate environment. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates. As of June 30, 2009 and December 31, 2008, the percent change expected assuming a gradual decrease in interest rates was outside of policy. However, given the current market conditions as of June 30, 2009 and December 31, 2008, the Bank’s Board of Directors temporarily authorized operations outside of policy limits.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	+200	-300 (2)		+300
June 30, 2009:
Dollar change	$(23,575)	$(20,144)	$(37,121)	$(23,471)	$	N/M	$(29,270)
Percent change	-8.9%	-7.6%	-13.9%	-8.8%		N/M	-11.0%
December 31, 2008:
Dollar change	$(28,797)	$(21,942)	$(43,001)	$(24,416)	$	N/M	$(30,604)
Percent change	-10.4%	-7.9%	-15.5%	-8.8		N/M	-11.0

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.
(2)
N/M – Due to the low level of interest rates as of June 30, 2009 and December 31, 2008, in management’s judgment, an assumed 300 basis point drop in interest rates was deemed not meaningful in the existent interest rate environment.

Overall, the change in interest rate risk volatility from December 31, 2008 under both rising and declining interest rate assumptions is less negative. The security sales of approximately $725 million during the six months ended June 30, 2009 reduced the volume of longer dated assets, and allowed for a reduction in shorter-term liabilities, thus improving the interest rate risk volatility under both rising and falling interest rates.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200
June 30, 2009:
Dollar change	$(88,948)	$(38,948)
Percent change	-6.4%	-2.8%
December 31, 2008:
Dollar change	$(89,123)	$(54,136)
Percent change	-6.8%	-4.1%

As of June 30, 2009, the estimated sensitivity of the economic value of equity to changes in interest rates reflected less negative exposure to higher and lower interest rates compared to that existing at December 31, 2008. The changes from year-end 2008 are driven by the sale of longer-dated securities. As discussed in the section titled ‘Net Interest Income Sensitivity,” these sales helped to reduce price volatility.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company disclosed any material pending litigation matters relating to the Company in Item 3 of Part I of its Annual Report on Form 10-K for the year ended December 31, 2008. For the six months ended June 30, 2009, there were no material developments with regard to any previously disclosed matters, and no other matters were reported during the period, although there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at June 30, 2009. Based on presently available information, the Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial position of the Company.

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

Based on currently available information, the Company has not identified any new or material changes in the Company’s risk factors as previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2009, the Company held its 2009 Annual Meeting of Stockholders at which the Company’s stockholders voted for each matter as set forth below in the table below.

	Number of Shares Voted (1)
	For	Against	Abstain
1) Election of seven directors for a three-year term ending in 2012 (1) (2):
Barbara A. Boigegrain	41,556,695	1,425,601	101,632
Bruce S. Chelberg	41,383,182	1,605,550	95,197
Joseph W. England	41,463,378	1,524,055	96,495
Patrick J. McDonnell	41,510,879	1,480,230	92,820
Robert P. O’Meara	41,351,556	1,626,724	105,650
Thomas J. Schwartz	41,341,165	1,654,900	87,864
Michael L. Scudder	41,417,287	1,579,028	87,615

Other directors whose term of office continued after the meeting were: John F. Chlebowski, Jr., Brother James Gaffney, FSC, Thomas M. Garvin, John E. Rooney, Ellen A. Rudnick, John L. Sterling, and J. Stephen Vanderwoude.

2) Ratification of Independent Auditors (1)	42,002,051	874,921	206,956
3) Approval of Amended and Restated Omnibus Stock and Incentive Plan (3)	32,313,387	4,277,108	886,296
4) Approval of executive compensation (1)	39,977,129	2,342,045	764,754

(1)	Represents 88.4% of votable shares as of March 23, 2009.
(2)	Each of the seven directors received votes in favor of at least 96.0% of shares voted.
(3)	Represents 87.0% of shares voted.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents	Sequential Page #

3.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K dated December 31, 2008.
3.2	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3 to the Annual Report on Form 10-K dated December 31, 2008.
10.1
Amended and Restated First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan as of May 20, 2009 is incorporated herein by reference to Annex B to the Definitive Proxy Statement of the Company dated April 8, 2009.

11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 9 of the Company's Notes to Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS” of this document.

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

Date: August 10, 2009

* Duly authorized to sign on behalf of the Registrant.