Form 10-Q
period 2009-09-30
FIRST MIDWEST BANCORP INC
filed 2009-11-06
CIK 702325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________ FORM 10-Q (Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2009
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.
Commission File Number 0-10967 _______________ FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)
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
As of November 6, 2009, there were 54,799,534 shares of $.01 par value common stock outstanding.

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

PART 1. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)
	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$115,905	$106,082
Federal funds sold and other short-term investments	81,693	8,226
Trading account securities	13,231	12,358
Securities available-for-sale, at fair value	1,349,669	2,216,186
Securities held-to-maturity, at amortized cost	83,860	84,306
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	54,768	54,767
Loans	5,306,068	5,360,063
Reserve for loan losses	(134,269)	(93,869)
Net loans	5,171,799	5,266,194
Other real estate owned	57,945	24,368
Premises, furniture, and equipment	122,083	120,035
Accrued interest receivable	34,939	43,247
Investment in bank owned life insurance	197,681	198,533
Goodwill	262,886	262,886
Other intangible assets	18,728	21,662
Other assets	113,247	109,491
Total assets	$7,678,434	$8,528,341
Liabilities
Demand deposits	$1,069,870	$1,040,763
Savings deposits	739,577	747,079
NOW accounts	980,127	915,691
Money market deposits	1,043,693	754,421
Time deposits	1,915,886	2,127,800
Total deposits	5,749,153	5,585,754
Borrowed funds	716,299	1,698,334
Subordinated debt	157,717	232,409
Accrued interest payable	8,620	10,550
Payable for securities purchased	757	17,537
Other liabilities	62,309	75,478
Total liabilities	6,694,855	7,620,062
Stockholders’ Equity
Preferred stock, no par value; authorized 1,000 shares, issued and outstanding: 193 shares	190,076	189,617
Common stock, $.01 par value; authorized 100,000 shares; issued: September 30, 2009 – 66,969 shares December 31, 2008 – 61,326 shares outstanding: September 30, 2009 – 54,800 shares December 31, 2008 – 48,630 shares	670	613
Additional paid-in capital	251,423	210,698
Retained earnings	851,178	837,390
Accumulated other comprehensive loss, net of tax	(16,217)	(18,042)
Treasury stock, at cost: September 30, 2009 – 12,169 shares December 31, 2008 – 12,696 shares	(293,551)	(311,997)
Total stockholders’ equity	983,579	908,279
Total liabilities and stockholders’ equity	$7,678,434	$8,528,341
See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Income
Loans	$66,035	$74,929	$195,553	$231,082
Securities available-for-sale	15,277	25,072	59,644	75,507
Securities held-to-maturity	1,001	1,068	2,994	3,358
Federal Home Loan Bank and Federal Reserve Bank stock	310	329	907	999
Federal funds sold and other short-term investments	139	88	283	328
Total interest income	82,762	101,486	259,381	311,274
Interest Expense
Deposits	15,324	25,574	51,403	87,820
Borrowed funds	2,768	9,451	11,293	30,776
Subordinated debt	3,689	3,703	11,094	11,094
Total interest expense	21,781	38,728	73,790	129,690
Net interest income	60,981	62,758	185,591	181,584
Provision for loan losses	38,000	13,029	122,672	27,869
Net interest income after provision for loan losses	22,981	49,729	62,919	153,715
Noninterest Income
Service charges on deposit accounts	10,046	11,974	28,777	33,781
Trust and investment advisory fees	3,555	3,818	10,355	11,710
Other service charges, commissions, and fees	4,222	4,834	12,249	14,292
Card-based fees	4,023	4,141	11,826	12,275
Bank owned life insurance income	282	1,882	1,982	6,489
Securities gains (losses), net	(6,975)	(1,746)	7,882	(1,396)
Gains on early extinguishment of debt	13,991	-	13,991	-
Trading gains (losses), net	1,359	(1,831)	2,097	(3,211)
Other income	587	622	2,096	2,196
Total noninterest income	31,090	23,694	91,255	76,136
Noninterest Expense
Salaries and wages	22,274	20,805	60,940	59,972
Retirement and other employee benefits	5,142	6,191	18,016	19,582
Federal Deposit Insurance Corporation (“FDIC”) premiums	2,558	261	10,953	764
Net occupancy expense	5,609	5,732	17,309	17,411
Equipment expense	2,228	2,484	6,754	7,502
Technology and related costs	2,230	1,990	6,612	5,581
Professional services	3,769	2,516	10,428	7,421
Other real estate expense, net	3,461	637	7,766	2,120
Advertising and promotions	2,237	1,133	5,039	3,883
Merchant card expense	1,729	1,949	4,901	5,375
Other expenses	5,403	4,738	15,549	18,113
Total noninterest expense	56,640	48,436	164,267	147,724
(Loss) income before income tax (benefit) expense	(2,569)	24,987	(10,093)	82,127
Income tax (benefit) expense	(5,920)	796	(21,834)	5,901
Net income	3,351	24,191	11,741	76,226
Preferred dividends	(2,567)	-	(7,696)	-
Net income applicable to non-vested restricted shares	(11)	(42)	(54)	(176)
Net income applicable to common shares	$773	$24,149	$3,991	$76,050
Per Common Share Data
Basic earnings per share	$0.02	$0.50	$0.08	$1.57
Diluted earnings per share	$0.02	$0.50	$0.08	$1.57
Cash dividends per share	$0.01	$0.31	$0.03	$0.93
Weighted average shares outstanding	48,942	48,470	48,647	48,454
Weighted average diluted shares outstanding	48,942	48,499	48,647	48,518
See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)
	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at January 1, 2008	48,453	$-	613	$207,851	$844,972	$(11,727)	$(317,734)	$723,975
Comprehensive income:
Net income	-	-	-	-	76,226	-	-	76,226
Other comprehensive loss: (1)
Unrealized losses on securities	-	-	-	-	-	(40,080)	-	(40,080)
Total comprehensive income								36,146
Common dividends declared ($0.93 per common share)	-	-	-	-	(45,251)	-	-	(45,251)
Purchase of treasury stock	(4)	-	-	-	-	-	(137)	(137)
Share-based compensation expense	-	-	-	2,916	-	-	-	2,916
Exercise of stock options and restricted stock activity	145	-	-	(3,242)	-	-	4,564	1,322
Treasury stock (purchased for) issued to benefit plans	(4)	-	-	(22)	-	-	(40)	(62)
Balance at September 30, 2008	48,590	$-	$613	$207,503	$875,947	$(51,807)	$(313,347)	$718,909
Balance at January 1, 2009	48,630	$189,617	$613	$210,698	$837,390	$(18,042)	$(311,997)	$908,279
Cumulative effect of change in accounting for other-than- temporary impairment (2)	-	-	-	-	11,271	(11,271)	-	-
Adjusted balance at January 1, 2009	48,630	189,617	613	210,698	848,661	(29,313)	(311,997)	908,279
Comprehensive income (loss):
Net income	-	-	-	-	11,741	-	-	11,741
Other comprehensive income (loss) (1):
Unrealized gains on securities	-	-	-	-	-	14,102	-	14,102
Unrealized losses on funded status of pension plan	-	-	-	-	-	(1,006)	-	(1,006)
Total comprehensive income								24,837
Common dividends declared ($0.03 per common share)	-	-	-	-	(1,528)	-	-	(1,528)
Preferred dividends declared ($37.50 per preferred share)	-	-	-	-	(7,237)	-	-	(7,237)
Accretion on preferred stock	-	459	-	-	(459)	-	-	-
Issuance of common stock	5,643	-	57	56,754	-	-	-	56,811
Share-based compensation expense	-	-	-	2,499	-	-	-	2,499
Restricted stock activity	539	-	-	(18,430)	-	-	18,446	16
Treasury stock (purchased for) issued to benefit plans	(12)	-	-	(98)	-	-	-	(98)
Balance at September 30, 2009	54,800	$190,076	$670	$251,423	$851,178	$(16,217)	$(293,551)	$983,579

(1)	Net of taxes and reclassification adjustments.
(2)	For additional details of this adjustment, refer to Note 2, “Recent Accounting Pronouncements,” and Note 3, “Securities.”

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)
	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$93,203	$104,949
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	236,083	226,231
Proceeds from sales of securities available-for-sale	843,087	226,315
Purchases of securities available-for-sale	(157,229)	(463,298)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	51,037	40,870
Purchases of securities held-to-maturity	(50,551)	(29,117)
Net increase in loans	(111,159)	(302,029)
Proceeds from claims on bank owned life insurance	2,834	2,634
Proceeds from sales of other real estate owned	10,518	3,628
Proceeds from sales of premises, furniture, and equipment	24	720
Purchases of premises, furniture, and equipment	(3,440)	(3,957)
Net cash provided by (used in) investing activities	821,204	(298,003)
Financing Activities
Net increase (decrease) in deposit accounts	163,399	(120,577)
Net (decrease) increase in borrowed funds	(982,035)	290,475
Purchases of treasury stock	-	(137)
Proceeds from the issuance of treasury stock	-	(62)
Cash dividends paid	(11,932)	(45,208)
Restricted stock activity	(370)	411
Excess tax expense related to share-based compensation	(179)	(48)
Net cash (used in) provided by financing activities	(831,117)	124,854
Net increase (decrease) in cash and cash equivalents	83,290	(68,200)
Cash and cash equivalents at beginning of period	114,308	194,837
Cash and cash equivalents at end of period	$197,598	$126,637
Supplemental Disclosures:
Non-cash transfers of loans to other real estate owned	$57,140	$22,261
Dividends declared but unpaid	$549	$15,088
Non-cash transfer of loans to securities available-for-sale	$25,742	$-
Non-cash transfers of other real estate owned to premises, furniture, and equipment	$6,860	$-
Issuance of common stock in exchange for the extinguishment of subordinated debt	$57,966	$-

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Measuring Liabilities at Fair Value: In August 2009, the FASB issued accounting guidance, which the Company adopted effective September 30, 2009, to address how to measure the fair value of a liability when there is (1) a lack of observable market information available to measure the liability, (2) a contractual restriction that may prevent the liability from being transferred, or (3) the possibility that nonperformance risk changes after a liability is transferred. In the last case, an existing liability may be transferred to a new obligor, but the transferee may not have the same nonperformance risk as the transferor. The guidance indicates that if a quoted price in an active market for the identical liability is available, the price represents a Level 1 measurement. In all other circumstances, fair value would be measured using one of the following techniques:
a.	A valuation technique that uses:
1.	The quoted price of the identical liability when traded as an asset
2.	Quoted prices for similar liabilities or similar liabilities when traded as assets
b.
Another valuation technique that is consistent with the fair value measurement principles, such as an income approach (e.g., present value technique), or a market approach, such as a technique based on the amount at the measurement date that the entity would pay to transfer the identical liability or would receive to enter into the identical liability.

The adoption of this guidance on September 30, 2009 did not result in a change to the Company’s valuation techniques nor did it have a material impact on the Company’s financial position, results of operations, or liquidity.

GAAP Codification: Effective July 1, 2009, the FASB Accounting Standards Codification and its related accounting guidance was released. The FASB Accounting Standards Codification (“FASB ASC”) reorganizes U.S. GAAP pronouncements into approximately 90 accounting topics, includes relevant guidance from the SEC, and displays all topics in a consistent format. FASB ASC is now the single official source of non-governmental U.S. GAAP, superseding existing literature from the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related sources. All other non-grandfathered non-SEC accounting literature not included in the FASB ASC is considered non-authoritative.

The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions (“FSPs”), or EITF abstracts. Instead, it will issue Accounting Standards Updates and will consider them authoritative in their own right. Since the FASB ASC does not change GAAP, the release of the FASB ASC and its related accounting guidance will not impact the Company’s financial position, results of operations, or liquidity. However, it has changed how users research accounting issues and how the Company references accounting literature within its quarterly and annual SEC filings.

Consolidation of Variable Interest Entities: In June 2009, the FASB issued accounting guidance that changes how a company determines when a variable interest entity (“VIE”) – an entity that is insufficiently capitalized or is not controlled through voting or similar rights – should be consolidated. This guidance replaces the quantitative approach for determining which company, if any, has a controlling financial interest in a VIE with a more qualitative approach focused on identifying which company has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. Prior to issuance of this standard, a troubled debt restructuring was not an event that required reconsideration of whether an entity is a VIE and whether the company is the primary beneficiary of the VIE. This guidance eliminates that exception and requires ongoing reassessment of troubled debt restructurings and whether a company is the primary beneficiary of a VIE. In addition, it requires a company to disclose how its involvement with a VIE affects the company’s financial statements. This guidance is effective for annual and interim periods beginning after November 15, 2009 (or January 1, 2010 for calendar-year companies) and is applicable to VIEs formed before and after the effective date. The Company is currently evaluating the impact of adopting this standard on its financial position, results of operations, and liquidity.

Transfers of Financial Assets: In June 2009, the FASB issued accounting guidance that requires a company to disclose more information about transfers of financial assets, including securitization transactions. It eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) from U.S. GAAP, changes the criteria for removing transferred assets from the balance sheet, and requires additional disclosures about a transferor’s continuing involvement in transferred assets. This guidance is effective for financial asset transfers occurring after January 1, 2010 for calendar-year companies. The effect of these new requirements on the Company’s financial position, results of operations, and liquidity will depend on the types and terms of financial asset transfers (including securitizations) executed by the Company in 2010 and beyond.

Fair Value Measurements: Effective January 1, 2008, the Company adopted FASB accounting guidance that provides a single definition of fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. This guidance applies whenever an entity is measuring fair value under other accounting standards that require or permit fair value measurements. On October 10, 2008, the FASB issued additional guidance that addressed the use of broker quotes and pricing services and how an entity’s own input assumptions (such as discount rates used in cash flow projections) should be considered when measuring fair value when relevant observable market data does not exist. On April 9, 2009, the FASB provided further fair value measurement guidance that concludes that if there has been a significant decrease in the volume and level of activity in relation to the normal market activity, transactions or quoted prices may not be the best indicator of fair value. Further analysis of the transactions or quoted prices may be needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This guidance also expands disclosures by requiring entities to disclose its inputs and valuation assumptions for both interim and annual periods. In addition, the disclosures must be presented by major security type (such as mortgage-backed securities or collateralized debt obligations), rather than disclosure by major category (such as trading securities and available-for-sale securities).

The fair value guidance was effective for financial assets and liabilities on January 1, 2008 and for non-financial assets and liabilities on January 1, 2009. The guidance that addresses estimating fair value when the volume and level of activity in the market have decreased significantly was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early adopt effective for first quarter 2009. The adoption of these standards did not have a material impact on the Company’s financial position, results of operations, or liquidity. Refer to Note 16, “Fair Value,” for the Company’s fair value measurement disclosures.

Subsequent Events: Effective July 1, 2009, the Company adopted FASB accounting guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or liquidity. Refer to Note 17, “Subsequent Events,” for the Company’s subsequent events disclosures.

Interim Period Fair Value Disclosures: Effective April 1, 2009, the Company adopted FASB accounting guidance that requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Since this guidance affects only disclosures, it did not impact the Company’s financial position, results of operations, or liquidity upon adoption.

Other-Than-Temporary Impairment: Effective January 1, 2009, the Company adopted FASB accounting guidance related to the presentation and disclosure of other-than-temporary impairments on debt securities in its financial statements. Under the prior impairment guidance, an entity was required to assess whether it has the intent and ability to hold a security to recovery when determining whether the impairment is other-than-temporary. This guidance amends prior guidance, and, once an impairment has been determined, requires an entity to recognize only the credit portion of the other-than-temporary impairment in earnings for those debt securities where there is no intent to sell or it is more likely than not the entity would not be required to sell the security prior to expected recovery. The remaining portion of the other-than-temporary impairment is to be included in other comprehensive income.

This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early adopt during first quarter 2009. Refer to Note 3, “Securities,” for the impact of adopting this guidance and Note 16, “Fair Value,” for the Company’s fair value measurement disclosures.

Business Combinations: Effective January 1, 2009, the Company adopted FASB accounting guidance that significantly changes how entities apply the acquisition method to business combinations. The guidance requires assets acquired, liabilities assumed, and noncontrolling interests in the acquiree to be measured at fair value on the acquisition date. This guidance requires the value of consideration paid, including any future contingent consideration, to be measured at fair value at the closing date of the transaction. Transaction costs and acquisition-related restructuring costs that do not meet certain criteria will be expensed as incurred rather than included in the cost of the acquisition. The acquirer also is not permitted to recognize at the acquisition date a reserve for loan losses. In addition, this guidance requires new and modified disclosures about subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values, cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The effect of these new requirements on the Company’s financial position, results of operations, or liquidity will depend on the volume and terms of acquisitions in 2009 and beyond, but will likely increase the amount and change the timing of recognizing expenses related to acquisition activities.

Derivative Disclosures: Effective January 1, 2009, the Company adopted FASB accounting guidance that requires an entity to provide greater transparency about how its derivative and hedging activities affect its financial statements. This guidance requires enhanced disclosures about: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. Since this guidance affects only disclosures, it did not impact the Company’s financial position, results of operations, or liquidity upon adoption. Refer to Note 15, “Derivative Instruments and Hedging Activities,” for the Company’s derivative disclosures.

Disclosures about Pension Plan Assets: Effective January 1, 2009, the Company adopted FASB accounting guidance that requires additional disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance has two main objectives. First, it requires additional disclosures about major categories of plan assets and concentrations of risk within plan assets. Second, it applies to defined benefit plans by requiring disclosure of the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using unobservable inputs on changes in plan assets for the period. Adoption of this guidance affects disclosures only and therefore had no impact on the Company’s financial position, results of operations, or liquidity. The adoption of this guidance will impact future annual disclosures related to the Company’s defined benefit pension plan.

Earnings Per Share Under Two-Class Method: Effective January 1, 2009, the Company adopted FASB accounting guidance that requires an entity to include participating share-based payment transactions, prior to vesting, in the earnings allocation in computing earnings per share. Participating share-based payment awards are those that contain nonforfeitable rights to dividends, even if granted prior to when an award vests. For the Company, participating share-based payment awards include restricted stock awards that have a right to receive dividends prior to vest. The adoption of this guidance did not have a material impact on the Company’s earnings per share computations. Refer to Note 11, “Earnings Per Common Share,” for the Company’s earnings per share disclosures.

3.  SECURITIES

As discussed in Note 2, “Recent Accounting Pronouncements,” effective January 1, 2009, the Company adopted accounting guidance related to the recognition of other-than-temporary impairment. The effect of the adoption as of January 1, 2009 is presented in the table below.

Incremental Effect on Individual Line Items
in the Consolidated Statements of Financial Condition
(Dollar amounts in thousands)
	Before Application of New Guidance	Adjustments	After Application of New Guidance
Securities available-for-sale, at amortized cost	$2,219,504	$18,477	$2,237,981
Unrealized (losses) on securities	(3,318)	(18,477)	(21,795)
Securities available-for-sale, at fair value	2,216,186	-	2,216,186
Prepaid income taxes (included in other assets)	-	(7,206)	(7,206)
Deferred income taxes (included in other assets)	1,290	7,206	8,496
Total assets	8,528,341	-	8,528,341
Retained earnings	837,390	11,271	848,661
Accumulated other comprehensive (loss)	(18,042)	(11,271)	(29,313)
Total stockholders’ equity	908,279	-	908,279

Securities Portfolio
(Dollar amounts in thousands)

	September 30, 2009				December 31, 2008
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$-	$-	$-	$-	$1,039	$2	$-	$1,041
U.S. Agency	757	-	-	757	-	-	-	-
Collateralized mortgage obligations	322,780	10,651	(2,224)	331,207	694,285	7,668	(3,114)	698,839
Other mortgage-backed securities	233,396	10,782	(3)	244,175	504,918	13,421	(74)	518,265
State and municipal	680,216	29,176	(1,078)	708,314	907,036	12,606	(12,895)	906,747
Collateralized debt obligations	60,290	-	(44,747)	15,543	78,883	-	(36,797)	42,086
Corporate debt	35,787	244	(1,638)	34,393	35,731	180	(2,586)	33,325
Equity	15,142	334	(196)	15,280	16,089	33	(239)	15,883
Total	$1,348,368	$51,187	$(49,886)	$1,349,669	$2,237,981	$33,910	$(55,705)	$2,216,186

	September 30, 2009				December 31, 2008
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Held-to-Maturity
State and municipal	$83,860	$370	$-	$84,230	$84,306	$286	$-	$84,592
Trading Securities (1)				$13,231				$12,358

(1)
Trading securities held by the Company represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock.

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	September 30, 2009
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$9,515	$9,294	$11,348	$11,398
One year to five years	147,260	143,841	26,337	26,453
Five years to ten years	499,022	487,435	18,925	19,009
After ten years	121,253	118,437	27,250	27,370
Collateralized mortgage obligations	322,780	331,207	-	-
Other mortgage-backed securities	233,396	244,175	-	-
Equity securities	15,142	15,280	-	-
Total	$1,348,368	$1,349,669	$83,860	$84,230

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

Securities Gains (Losses)
(Dollar amounts in thousands)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Proceeds from sales	$119,566	$6,191	$843,087	$226,315
Gains (losses) on sales of securities:
Gross realized gains	4,532	48	26,461	8,644
Gross realized losses	(7)	-	(8)	(3)
Net realized gains on securities sales	4,525	48	26,453	8,641
Non-cash impairment charges	(11,500)	(1,794)	(18,571)	(10,037)
Net realized (losses) gains	$(6,975)	$(1,746)	$7,882	$(1,396)
Income tax (benefit) expense on net realized (losses) gains	$(2,720)	$(681)	$3,074	$(544)
Trading gains (losses), net (1)	$1,359	$(1,831)	$2,097	$(3,211)

(1)	Trading gains (losses), net, representing changes in the fair value of the trading securities portfolio, are included as a component of noninterest income in the Consolidated Statements of Income.

During the first nine months of 2008, the Company recorded other-than-temporary impairments (“OTTI”) of $10.0 million related to six asset-backed collateralized debt obligations (“CDO”). During the first nine months of 2009, the Company recorded OTTI of $18.6 million related to five trust preferred CDOs. Accounting guidance requires that only the credit portion of an OTTI be recognized through income beginning first quarter 2009. In deriving the credit component of the impairment on these five CDOs, future projected cash flows were discounted at the contractual rate ranging from LIBOR plus 125 basis points to LIBOR plus 160 basis points. If a decline in fair value below carrying value was not attributable to credit loss and the Company did not intend to sell the security or believe it would be more likely than not required to sell the security prior to recovery, the Company recorded the decline in fair value in accumulated other comprehensive income.

Changes in the amount of credit losses recognized in earnings on trust preferred CDOs are summarized in the following table.

Changes in Credit Losses Recognized in Earnings
(Dollar amounts in thousands)
	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance at beginning of period	$13,402	$6,331
Credit losses included in earnings (1)
Losses recognized on securities that previously had credit losses	5,594	10,364
Losses recognized on securities that did not previously have credit losses	5,906	8,207
Cash collections	-	-
Changes in credit losses due to securities sales	-	-
Changes in credit losses due to a change in intention to sell	-	-
Balance at end of period	$24,902	$24,902

(1)	Included in securities gains (losses), net in the Consolidated Statements of Income.

Securities In an Unrealized Loss Position
(Dollar amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2009
Collateralized mortgage obligations	$87	$-	$17,380	$2,224	$17,467	$2,224
Other mortgage-backed securities	-	-	316	3	316	3
State and municipal	1,727	2	25,750	1,076	27,477	1,078
Collateralized debt obligations	-	-	15,543	44,747	15,543	44,747
Corporate debt securities	-	-	26,755	1,638	26,755	1,638
Equity securities	-	-	109	196	109	196
Total	$1,814	$2	$85,853	$49,884	$87,667	$49,886
As of December 31, 2008
Collateralized mortgage obligations	$27,142	$49	$39,923	$3,065	$67,065	$3,114
Other mortgage-backed securities	113	1	6,246	73	6,359	74
State and municipal	144,997	5,783	174,141	7,112	319,138	12,895
Collateralized debt obligations	-	-	28,004	36,797	28,004	36,797
Corporate debt securities	23,092	2,586	-	-	23,092	2,586
Equity securities	-	-	1,065	239	1,065	239
Total	$195,344	$8,419	$249,379	$47,286	$444,723	$55,705

Collateralized mortgage obligations and other mortgage-backed securities are either backed by U.S. Government-owned agencies or issued by U.S. Government-sponsored enterprises. State and municipal securities are issuances by state and municipal authorities, all of which carry investment grade ratings, with the majority supported by third-party insurance. Management does not believe any individual unrealized loss as of September 30, 2009 represents an other-than-temporary impairment. The unrealized losses associated with these securities are not believed to be attributable to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company has both the intent and ability to hold the securities with unrealized losses for a period of time necessary to recover the amortized cost, or to maturity and more than likely will not be forced to sell them before recovering its cost basis.

The unrealized loss on CDOs as of September 30, 2009 of $44.7 million reflects the market’s negative bias toward structured investment vehicles given the current interest rate and liquidity environment. The Company does not believe this loss is an other-than-temporary impairment. The Company expects no further reduction in its net cash flows from these investments from what has already been recognized, and the Company has both the intent and ability to hold them until maturity or recovery and more than likely will not be forced to sell them before recovering its cost basis. The Company’s estimation of cash flows for these investments and resulting fair values were based upon cash flow modeling, as described in Note 16, “Fair Value.”

The unrealized losses in the Company’s investment in other securities consist of unrealized losses on corporate bonds and equity securities and relate to temporary movements in the financial markets. Management does not believe any individual unrealized loss as of December 31, 2009 represents an other-than-temporary impairment.

4.  LOANS

Loan Portfolio
(Dollar amounts in thousands)
	September 30, 2009	December 31, 2008
Commercial and industrial	$1,484,601	$1,490,101
Agricultural	200,955	216,814
Commercial real estate:
Office, retail, and industrial	1,151,276	1,025,241
Residential construction	400,502	509,059
Commercial construction	196,198	258,253
Commercial land	105,264	98,322
Multi-family	342,807	286,963
Investor-owned rental property	117,276	131,635
Other commercial real estate	636,153	597,694
Total commercial real estate	2,949,476	2,907,167
Consumer	532,174	547,784
Real estate – 1-4 family	138,862	198,197
Total loans	$5,306,068	$5,360,063
Deferred loan fees included in total loans	$8,309	$8,503
Overdrawn demand deposits included in total loans	$3,835	$7,702

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

5.  SECURITIZATIONS AND MORTGAGE SERVICING RIGHTS

In September 2009, the Company securitized $25.7 million of real estate 1-4 family loans, converting the loans into mortgage-backed securities issued through the Federal National Mortgage Association. The Company retained servicing responsibilities for the mortgages supporting these securities and collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. The Company also services loans from prior securitizations and services loans for which the servicing was acquired as part of a 2006 bank acquisition. Mortgage loans serviced for and owned by third parties are not included in the Consolidated Statements of Financial Condition. The unpaid principal balance of these loans totaled $131.5 million as of September 30, 2009 and $130.7 million as of December 31, 2008. The Company has no recourse for credit losses on the loans securitized in 2009 or the loans previously serviced by the acquired bank, but retains limited recourse for credit losses on $8.4 million of loans securitized during 2004. For a discussion of the recourse obligation, refer to Note 14, “Commitments, Guarantees, and Contingent Liabilities.”

Carrying Value of Mortgage Servicing Rights
(Dollar amounts in thousands)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$1,005	$1,632	$1,461	$1,877
New servicing assets	237	-	237	-
Total losses included in earnings (1):
Due to changes in valuation inputs and assumptions (2)	(74)	(68)	(350)	(122)
Other changes in fair value (3)	(69)	(64)	(249)	(255)
Balance at end of period	$1,099	$1,500	$1,099	$1,500
Contractual servicing fees earned during the period (1)	$72	$93	$235	$298

(1)	Included in other service charges, commissions, and fees in the Consolidated Statements of Income.
(2)	Principally reflects changes in prepayment speed assumptions.
(3)	Primarily represents changes in expected cash flows over time due to payoffs and paydowns.

The Company records its mortgage servicing rights at fair value. Under the fair value method, the Company initially records any mortgage servicing rights at their estimated fair value in other assets in the Consolidated Statements of Financial Condition. Fair value is subsequently determined by estimating the present value of the future cash flows associated with the mortgage loans serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights at September 30, 2009 included a weighted-average prepayment speed of 24.8% and a weighted-average discount rate of 11.6%. The Company uses market-based data for assumptions related to the valuation of mortgage servicing rights.

6.  RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve for Loan Losses
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$127,528	$66,104	$93,869	$61,800
Loans charged-off	(32,118)	(9,721)	(84,301)	(21,453)
Recoveries of loans previously charged-off	859	399	2,029	1,595
Net loans charged-off	(31,259)	(9,322)	(82,272)	(19,858)
Provision for loan losses	38,000	13,029	122,672	27,869
Balance at end of period	$134,269	$69,811	$134,269	$69,811

Impaired, Non-accrual, and Past Due Loans
(Dollar amounts in thousands)
	September 30, 2009	December 31, 2008
Impaired loans:
Impaired loans with valuation reserve required (1)	$157,241	$58,439
Impaired loans with no valuation reserve required	113,054	72,397
Total impaired loans	$270,295	$130,836
Non-accrual loans:
Impaired loans on non-accrual	$243,577	$123,492
Other non-accrual loans (2)	13,228	4,276
Total non-accrual loans	$256,805	$127,768

	September 30, 2009	December 31, 2008
Restructured loans	$26,718	$7,344
Loans past due 90 days or more and still accruing interest	$5,960	$36,999
Valuation reserve related to impaired loans	$36,334	$10,177

(1)	These impaired loans require a valuation reserve because the estimated value of the loans or related collateral less estimated selling costs is less than the recorded investment in the loans.
(2)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

The average total recorded investment in impaired loans was $207.0 million for the nine months ended September 30, 2009 and $27.5 million for the nine months ended September 30, 2008. Interest income recognized on impaired loans was $99,000 for the nine months ended September 30, 2009 and $53,000 for the nine months ended September 30, 2008. Interest income recognized on impaired loans is recorded using the cash basis of accounting. As of September 30, 2009, the Company had $39.9 million of additional funds committed to be advanced in connection with impaired loans.

7.  ASSETS HELD FOR SALE

During first quarter 2009, the Company classified ten parcels of vacant land as held for sale. During third quarter 2009, the Company reclassified these lots as held for use since the Company no longer expects that it will be able to sell the properties within one year due to a declining real estate market. The total carrying value of $1.8 million as of September 30, 2009 is included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition. The estimated fair value of these parcels is greater than the book value as of September 30, 2009. Therefore, no impairment loss was required to be recognized related to these properties. The Company had no assets classified as held for sale as of December 31, 2008.

8.  SUBORDINATED DEBT
Subordinated Debt
(Dollar amounts in thousands)

	September 30, 2009	December 31, 2008
6.95% junior subordinated debentures due in 2033
Principal amount	$87,350	$128,866
Discount	(82)	(125)
Basis adjustment related to fair value hedges (1)	-	3,749
Total junior subordinated debentures	87,268	132,490
5.85% subordinated debt due in 2016
Principal amount	70,500	100,000
Discount	(51)	(81)
Total subordinated debt due in 2016	70,449	99,919
Total subordinated debt	$157,717	$232,409

(1)	For additional discussion regarding the fair value hedges, refer to Note 15, “Derivative Instruments and Hedging Activities.”

In 2006, the Company issued $100.0 million of 10-year subordinated notes (the “Notes”). The notes were issued at a discount and have a fixed coupon interest rate of 5.85%, per annum, payable semi-annually. The notes are redeemable prior to maturity only at the Company’s option and are junior and subordinate to the Company’s senior indebtedness. For regulatory capital purposes, the notes qualify as Tier 2 Capital.

In 2003, the Company formed First Midwest Capital Trust (“FMCT”), a statutory business trust, organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole assets of the trust. The trust preferred securities of the trust represent preferred beneficial interests in the assets of the trust and are subject to mandatory redemption, in whole or in part, upon payment of the junior subordinated debentures held by the trust. The common securities of the trust are wholly owned by the Company. The trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The Company’s obligations under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of the trust’s obligations under the trust securities issued by the trust. The guarantee covers the distributions and payments on liquidation or redemption of the trust preferred securities, but only to the extent of funds held by the trust. Upon its formation, FMCT I issued $125.0 million of capital securities (the “Capital Securities”). The Capital Securities notes were issued at a discount and have a fixed coupon interest rate of 6.95%, per annum, payable semi-annually. The Capital Securities are redeemable prior to maturity only at the Company’s option and are junior and subordinate to the Company’s senior indebtedness. For regulatory capital purposes, the Capital Securities qualify as Tier 1 Capital.

In September 2009, the Company completed an offer to exchange a portion of the Notes and a separate offer to exchange a portion of the Capital Securities for newly issued shares of common stock of the Company. The exchanges strengthened the composition of First Midwest’s capital base by increasing its Tier 1 common and tangible common equity ratios, while also reducing the interest expense associated with the debt securities.

As a result of the exchange offers, $39.3 million of Capital Securities were retired at a discount of 20% in exchange for 3,058,410 shares of common stock of the Company, and $29.5 million of Notes were retired at a discount of 10% in exchange for 2,584,695 shares of common stock of the Company. The number of shares issued was based on a price of $10.272 per share. This price was calculated as the simple arithmetic average of the daily per share volume weighted average price of First Midwest’s common stock for each of the five consecutive trading days ending on the second trading day immediately preceding the Expiration Date of the exchange offers, or September 22, 2009.

In the aggregate, the exchange offers resulted in recognition of $14.0 million in pre-tax gains by the Company. These gains are shown as a separate component of noninterest income in the Consolidated Statements of Income.

9.  MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS’ EQUITY

As referred to above, in September 2009, the Company issued a total of 5,643,105 shares of common stock at a price of $10.272 per share, a $58.0 million increase in stockholders’ equity.

On March 16, 2009, the Company’s Board of Directors announced a reduction in its quarterly common stock dividend from $0.225 per share to $0.010 per share. This reduction approximates $42 million in retained capital over the course of a year.

On May 27, 2009 and on August 31, 2009, the Company’s Board of Directors announced additional quarterly common stock dividends of $0.010 per share each.

10.  COMPREHENSIVE INCOME

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

Components of Other Comprehensive Income
(Dollar amounts in thousands)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available-for-sale:
Unrealized holding gains (losses)	$30,978	$12,069	$18,909	$(67,096)	$(26,164)	$(40,932)
Less: Reclassification of net gains (losses) included in net income	7,882	3,075	4,807	(1,396)	(544)	(852)
Net unrealized holding gains (losses)	23,096	8,994	14,102	(65,700)	(25,620)	(40,080)
Funded status of pension plan:
Unrealized holding losses	(1,650)	(644)	(1,006)	-	-	-
Total other comprehensive income (loss)	$21,446	$8,350	$13,096	$(65,700)	$(25,620)	$(40,080)

Activity in Accumulated Other Comprehensive (Loss) Income
(Dollar amounts in thousands)
	Accumulated Unrealized Losses on Securities Available-for-Sale	Accumulated Unrealized Losses on Under-funded Pension Obligation	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2008	$(4,645)	$(7,082)	$(11,727)
2008 other comprehensive loss	(40,080)	-	(40,080)
Balance at September 30, 2008	$(44,725)	$(7,082)	$(51,807)
Balance at January 1, 2009	$(2,028)	$(16,014)	$(18,042)
Cumulative effect of change in accounting for other-than-temporary impairment	(11,271)	-	(11,271)
Adjusted balance at January 1, 2009	(13,299)	(16,014)	(29,313)
2009 other comprehensive income (loss)	14,102	(1,006)	13,096
Balance at September 30, 2009	$803	$(17,020)	$(16,217)

11. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$3,351	$24,191	$11,741	$76,226
Preferred dividends	(2,412)	-	(7,237)	-
Accretion on preferred stock	(155)	-	(459)	-
Net income applicable to non-vested restricted shares	(11)	(42)	(54)	(176)
Net income applicable to common shares	$773	$24,149	$3,991	$76,050
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	48,942	48,470	48,647	48,454
Dilutive effect of stock options	-	29	-	64
Weighted-average diluted common shares outstanding	48,942	48,499	48,647	48,518
Basic earnings per share	$0.02	$0.50	$0.08	$1.57
Diluted earnings per share	$0.02	$0.50	$0.08	$1.57
Anti-dilutive shares not included in the computation of diluted earnings per share (1)	3,964	2,698	4,009	2,484

(1)	Represents stock options and common stock warrants for which the exercise price is greater than the average market price of the Company’s common stock.

12.  PENSION PLAN
Net Periodic Benefit Pension Expense
(Dollar amounts in thousands)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$667	$827	$2,771	$2,854
Interest cost	653	822	2,727	2,836
Expected return on plan assets	(893)	(1,146)	(3,419)	(3,956)
Recognized net actuarial loss	226	132	1,159	458
Amortization of prior service cost	1	1	3	3
Net periodic cost	$654	$636	$3,241	$2,195

The Company contributed $8.0 million to its pension plan in April 2009.

13.  INCOME TAXES
Income Tax Expense
(Dollar amounts in thousands)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Loss) income before income tax (benefit) expense	$(2,569)	$24,987	$(10,093)	$82,127
Income tax (benefit) expense:
Federal income tax (benefit) expense	$(4,285)	$2,770	$(15,079)	$13,824
State income tax (benefit)	(1,635)	(1,974)	(6,755)	(7,923)
Total income tax (benefit) expense	$(5,920)	$796	$(21,834)	$5,901
Effective income tax rate	N/M	3.2%	N/M	7.2%

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

The decrease in income tax expense from third quarter 2008 to third quarter 2009 was primarily attributable to a decrease in pre-tax income for those periods. This decrease was offset in part by a decrease in tax-exempt income from investment securities and BOLI, and an increase in state taxable income attributable to changes in Illinois tax law effective in 2009. The decrease in income tax expense for the first nine months of 2009 in comparison to the same period in 2008 was attributable to the same factors as for the quarter.

14.  COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)
	September 30, 2009	December 31, 2008
Commitments to extend credit:
Home equity lines	$271,338	$293,221
Credit card lines to businesses	11,834	12,417
1-4 family real estate construction	52,097	87,050
Commercial real estate	181,163	286,368
All other commitments	701,031	844,226
Letters of credit:
1-4 family real estate construction	19,850	21,301
Commercial real estate	37,830	35,536
All other	73,234	89,175
Recourse on assets securitized	8,420	9,344

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with the Company’s standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $740,000 as of September 30, 2009 and $700,000 as of December 31, 2008. The Company will amortize these amounts into income over the commitment period. As of September 30, 2009, standby letters of credit had a remaining weighted-average term of approximately 12.6 months, with remaining actual lives ranging from less than one year to 5.8 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in fourth quarter 2004, the Company is obligated by agreement to repurchase at recorded value any non-performing loans, defined as loans past due greater than 90 days. The Company repurchased $336,000 of non-performing loans during the nine months ended September 30, 2009 and $686,000 of non-performing loans during the nine months ended September 30, 2008. During the first nine months of 2009, the Company received $183,000 in satisfaction for one of the loans repurchased in 2008 and charged-off $66,000 related to a loan repurchased in 2008. During the first nine months of 2008, the Company charged-off $28,000 related to two loans repurchased in 2008. The aggregate outstanding balance of securitized loans subject to this recourse obligation was $8.4 million as of September 30, 2009 and $9.3 million as of December 31, 2008. Per its agreement, the Company’s recourse obligations will end on November 30, 2011. The carrying value of the Company’s recourse liability, which is included in other liabilities in the Consolidated Statements of Financial Condition, totaled approximately $150,000 as of September 30, 2009 and December 31, 2008.

Visa Litigation

In 2007, Visa completed a restructuring and issued shares of Visa common stock to its member banks in contemplation of its initial public offering (“IPO”) completed in 2008. As part of that Visa reorganization, the Company received its proportionate share of Class U.S.A. shares. In addition, Visa was named as a defendant in several antitrust lawsuits (“Visa litigation”). The terms of the Visa reorganization stipulated that the Visa member banks (including the Company) have a contingent obligation to indemnify Visa for potential losses arising from the Visa litigation.

In 2008, Visa completed its IPO, redeemed a portion of the Class U.S.A. shares, converted the remaining Class U.S.A. shares to Class B shares, and set aside $4.1 billion of the proceeds of the IPO in an escrow account to fund the expenses of the Visa litigation, as well as the members’ proportionate share of any judgments or settlements that may arise out of the Visa litigation. The Class B shares are not transferable (other than to another member bank) until the later of the third anniversary of the IPO closing, or the date in which the Visa litigation is resolved; therefore, the Company’s Class B shares were accounted for at their carryover basis of zero. The Company’s proportionate share of the Visa escrow account is accounted for as a receivable and is classified in other assets as an offset to the related Visa litigation liability, which is classified in other liabilities in the Consolidated Statements of Financial Condition. Both the Company’s receivable and liability balances related to the Visa litigation totaled $552,000 at September 30, 2009 and will decline as amounts are paid out of the escrow account.

In September 2009, the Company sold its 35,605 Class B shares to another financial institution (“the Counterparty”) for $1.2 million and recognized a gain of $1.2 million. In addition, the Company executed a derivative agreement with the Counterparty that allows the Counterparty to pass back the impact of changes in the conversion ratio used to convert Class B shares to Class A shares to the Company. Accordingly, the Company continues to bear the risk of a reduction in the conversion ratio due to the outcome of the Visa litigation.

Legal Proceedings

As of September 30, 2009, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of September 30, 2009.

15.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations and expected lives presented in the following table are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on September 30, 2009 and December 31, 2008.

Other Derivative Activities - The Company had no other derivative instruments as of September 30, 2009 or December 31, 2008. The Company does not enter into derivative transactions for purely speculative purposes.

Interest Rate Derivatives Portfolio
(Dollar amounts in thousands)
	September 30, 2009	December 31, 2008
Fair Value Hedges
Related to fixed rate commercial loans
Notional amount outstanding	$19,252	$19,982
Weighted-average interest rate received	2.16%	3.16%
Weighted-average interest rate paid	6.39%	6.39%
Weighted-average maturity (in years)	8.01	8.76
Derivative liability fair value	$(1,655)	$(2,628)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gains (losses) on hedged items recognized in noninterest income:
Gains (losses) on swaps	$(320)	$(96)	$973	$(82)
(Losses) gains on loans	317	93	(981)	87
Net hedge ineffectiveness (1)	$(3)	$(3)	$(8)	$5
Gains recognized in net interest income (2)	$40	$40	$120	$85

(1)	Included in other noninterest income in the Consolidated Statements of Income.
(2)
The gain represents the fair value adjustments on discontinued fair value hedges in connection with our subordinated fixed rate debt that were being amortized through earnings over the remaining life of the hedged item (debt). In addition to these amounts, interest accruals on fair value hedges are also reported in net interest income.

Credit Risk

Credit risk occurs when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivatives, applying uniform credit standards maintained for all activities with credit risk, and collateralizing gains. The Company maintains a policy limiting credit exposure to any one counterparty to not more than 2.5% of stockholders’ equity. In addition, the Company has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains above an agreed-upon minimum threshold. On September 30, 2009, these collateral agreements covered 100% of the fair value of the Company’s interest rate swaps outstanding. Net losses with counterparties must be collateralized with either cash or U.S. Government and U.S. Government-sponsored agency securities. The Company pledged cash of $1.6 million as of September 30, 2009 and $2.7 million as of December 31, 2008 to collateralize net losses with counterparties. No other collateral was required to be pledged as of September 30, 2009 or December 31, 2008.

As of September 30, 2009 and December 31, 2008, all of the Company’s derivative instruments contained provisions that require the Company’s debt to remain above a certain credit rating by each of the major credit rating agencies. If the Company’s debt were to fall below that credit rating, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument.

16.  FAIR VALUE

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

The Company measures fair value in accordance with accounting guidance that was effective for the Company on January 1, 2008 for financial assets and liabilities and on January 1, 2009 for non-financial assets and liabilities. Depending upon the nature of the asset or liability, the Company uses various valuation techniques and input assumptions when estimating fair value.

The Company maximizes the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The new fair value guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels based on the reliability of the input assumptions. The hierarchy gives the highest priority to level 1 measurements and the lowest priority to level 3 measurements. The three levels of the fair value hierarchy are defined as follows:

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

Assets and Liabilities Measured at Fair Value

The following table provides the hierarchy level and fair value for each major type of assets and liabilities measured at fair value as of September 30, 2009.

Fair Value Measurements
(Dollar amounts in thousands)
	September 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities	$13,231	$-	$-	$13,231
Securities available-for-sale:
U.S. Agency securities	-	757	-	757
Collateralized mortgage obligations (1)	-	331,207	-	331,207
Other mortgage-backed securities (1)	-	228,569	15,606	244,175
State and municipal securities	-	708,314	-	708,314
Collateralized debt obligations	-	-	15,543	15,543
Corporate debt securities	-	34,393	-	34,393
Equity securities	9,971	5,309	-	15,280
Total securities available-for-sale	9,971	1,308,549	31,149	1,349,669
Mortgage servicing rights (2)	-	-	1,099	1,099
Total assets	$23,202	$1,308,549	$32,248	$1,363,999
Liabilities:
Derivative liabilities (2)	$-	$1,655	$-	$1,655
Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (3)	$-	$-	$76,648	$76,648
Other real estate owned (4)	-	-	57,945	57,945
Total assets	$-	$-	$134,593	$134,593

(1)	These securities are backed by residential mortgages.
(2)	Mortgage servicing rights are included in other assets, and derivative liabilities are included in other liabilities in the Consolidated Statements of Financial Condition.
(3)	Represents the carrying value of loans for which adjustments are based on the appraised or market-quoted value of the collateral.
(4)	Represents the estimated fair value, net of selling costs, based on appraised value.

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

Due to the illiquidity in the secondary market for the Company’s seven trust-preferred CDOs, especially since the disruption in the credit markets, the Company determined that dealer quotes did not reflect the best estimate of fair value. Therefore, the Company, with the assistance of a structured credit valuation firm, estimated the value of these securities using discounted cash flows and has classified these investments in level 3 of the valuation hierarchy.

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

The fair value for each CDO is determined by discounting the estimated cash flows by a rate ranging from LIBOR plus 1,000 to 1,500 basis points, depending upon the specific CDO. The discount rate used is intended to reflect the higher risk inherent in these securities given the current market. Currently, five of these CDOs are deferring interest payments. The Company has ceased accruing interest on these securities.

Carrying Value of Level 3 Securities Available-for-Sale
(Dollar amounts in thousands)

	Quarter Ended September 30, 2009			Nine Months Ended September 30, 2009
	Other Mortgage- Backed Securities	Collateralized Debt Obligations	Total	Other Mortgage- Backed Securities	Collateralized Debt Obligations	Total
Balance at beginning of period	$16,222	$20,315	$36,537	$16,632	$42,086	$58,718
Total income (losses):
Included in earnings (1)	-	(11,500)	(11,500)	-	(18,571)	(18,571)
Included in other comprehensive income (loss)	250	6,727	6,977	566	(7,950)	(7,384)
Purchases, sales, issuances, and settlements	(866)	1	(865)	(1,592)	(22)	(1,614)
Balance at end of period	$15,606	$15,543	$31,149	$15,606	$15,543	$31,149
Change in unrealized losses recognized in earnings relating to securities still held at end of period	$-	$(11,500)	$(11,500)	$-	$(18,571)	$(18,571)

(1)	Included in securities gains, net in the Consolidated Statements of Income.
In the table above, the net losses recognized in earnings represent non-cash impairment charges recognized on certain CDOs that were deemed to be other-than-temporarily impaired.

Mortgage Servicing Rights – The Company records its mortgage servicing rights at fair value. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the present value of the future cash flows associated with the mortgage loans being serviced. Mortgage servicing rights are included in other assets in the Consolidated Statements of Financial Condition. Key economic assumptions used in measuring the fair value of mortgage servicing rights include weighted-average prepayment speeds and weighted-average discount rates. While market-based data is used to determine the input assumptions, the Company incorporates its own estimates of assumptions market participants would use in determining the fair value of mortgage servicing rights and classifies them in level 3 of the valuation hierarchy.

A rollforward of the carrying value of mortgage servicing rights was provided in Note 5, “Securitizations and Mortgage Servicing Rights.”

Derivative Assets and Derivative Liabilities – The interest rate swaps entered into by the Company are executed in the dealer market and priced based on market quotes obtained from the counterparty that transacted the derivative contract. The market quotes were developed by the counterparty using market observable inputs, which primarily include LIBOR for swaps. As the fair value estimates for interest rate swaps are primarily based on LIBOR, which is a market observable input, derivatives are classified in level 2 of the valuation hierarchy. For its derivative assets and liabilities, the Company also considers non-performance risk, including the likelihood of default by itself and its counterparties, when evaluating whether the market quotes from the counterparty are representative of an exit price. The Company has a policy of executing derivative transactions only with counterparties above a certain credit rating. Credit risk is also mitigated through the pledging of collateral when certain thresholds are reached. The likelihood of the Company’s default is considered remote. For this reason, non-performance risk is considered extremely low, and accordingly, any such credit risk adjustments to the Company’s derivative assets and liabilities would be immaterial.

Collateral-Dependent Impaired Loans – The carrying value of impaired loans is disclosed in Note 6, “Reserve for Loan Losses and Impaired Loans.” The Company does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Accordingly, fair value estimates, including those obtained from real estate brokers or other third-party consultants, for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy.

During the first nine months of 2009, collateral-dependent impaired loans with a carrying value of $182.4 million, less transfers to OREO of $47.5 million, were written down to their fair value of $76.6 million, resulting in a charge to the reserve for loan losses of $58.3 million, which was included in earnings.

Other Real Estate Owned – OREO includes properties acquired in partial or total satisfaction of certain loans. Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Fair value assumes an orderly disposition except where a specific disposition strategy is expected. Any write-downs in the carrying value of a property at the time of acquisition are charged against the reserve for loan losses. Management periodically reviews the carrying value of OREO properties. Any write-downs of the properties subsequent to acquisition, as well as gains or losses on disposition and income or expense from the operations of OREO, are recognized in operating results in the period they occur. Fair value is generally based on third party appraisals and internal estimates and is therefore considered a Level 3 valuation.

During the first nine months of 2009, OREO properties with a carrying value of $24.7 million were written down to their fair value of $19.6 million, resulting in a charge to earnings of $3.4 million and a charge to the reserve for loan losses of $1.7 million.

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

The annual test of goodwill and identified intangible assets performed as of October 1, 2008 did not indicate that an impairment charge was required. Additional goodwill impairment testing was conducted in first quarter 2009, when general economic conditions deteriorated significantly and the Company experienced a substantial decline in market capitalization. The additional testing did not indicate that an impairment charge was required. The Company  is in the process of completing its annual test of goodwill and identified intangible assets as of October 1, 2009, and does not believe that impairment exists.

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

Financial Instruments
(Dollar amounts in thousands)

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$115,905	$115,905	$106,082	$106,082
Funds sold and other short-term investments	81,693	81,692	8,226	8,226
Trading account securities	13,231	13,231	12,358	12,358
Securities available-for-sale	1,349,669	1,349,669	2,216,186	2,216,186
Securities held-to-maturity	83,860	84,230	84,306	84,592
Loans, net of reserve for loan losses	5,171,799	5,151,895	5,266,194	5,231,925
Accrued interest receivable	34,939	34,939	43,247	43,247
Investment in bank owned life insurance	197,681	197,681	198,533	198,533
Derivative assets	-	-	-	-
Financial Liabilities:
Deposits	$5,749,153	$5,749,972	$5,585,754	$5,583,943
Borrowed funds	716,299	717,182	1,698,334	1,703,940
Subordinated debt	157,717	133,330	232,409	171,307
Accrued interest payable	8,620	8,620	10,550	10,550
Derivative liabilities	1,655	1,655	2,628	2,628
Standby letters of credit	740	740	700	700

17.  SUBSEQUENT EVENTS

We have evaluated subsequent events through the date our financial statements were issued, or November 6, 2009.

On October 23, 2009, First Midwest Bank, a wholly-owned banking subsidiary of the Company, acquired certain deposits and loans of First DuPage Bank, a single branch located in the Chicago suburb of Westmont, IL with approximately $250 million in assets (“First DuPage”). The acquisition of First DuPage was facilitated by the FDIC, and we entered into a loss share agreement with the FDIC to mitigate the risk of losses from problem loans. First DuPage was closed by the Illinois Department of Financial & Professional Regulations. Subsequently, the FDIC was named Receiver, and all loans and deposit accounts, excluding certain brokered deposits, were transferred to First Midwest Bank.

Results of operations arising from this transaction will be included in the Company’s Consolidated Statement of Income beginning with fourth quarter 2009.

We do not believe any additional subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of our results of operations and financial condition for the quarters ended September 30, 2009 and 2008. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term “Bank,” we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2008 Annual Report on Form 10-K (“2008 10-K”). Results of operations for the quarter and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009. Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

PERFORMANCE OVERVIEW

General Overview

Our banking network is located primarily in suburban metropolitan Chicago and provides a full range of business and retail banking and trust and advisory services through 93 banking branches, one operational facility, and one dedicated lending office. The primary sources of our revenue are net interest income and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, consumer confidence, and competitive conditions within the marketplace.

Third Quarter and Nine-Month Periods Ended September 30, 2009 and 2008

Table 1
Selected Financial Data (1)
(Dollar amounts in thousands, except per share data)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Operating Results
Interest income	$82,762	$101,486	(18.4)	$259,381	$311,274	(16.7)
Interest expense	21,781	38,728	(43.8)	73,790	129,690	(43.1)
Net interest income	60,981	62,758	(2.8)	185,591	181,584	2.2
Fee-based revenues	21,846	24,767	(11.8)	63,207	72,058	(12.3)
Other noninterest income	2,228	673	231.1	6,175	5,474	12.8
Noninterest expense	(56,640)	(48,436)	16.9	(164,267)	(147,724)	11.2
Pre-tax earnings, excluding provision for loan losses and net market- related gains (2)	28,415	39,762	(28.5)	90,706	111,392	(18.6)
Provision for loan losses	(38,000)	(13,029)	191.7	(122,672)	(27,869)	340.2
Gains on securities sales, net	4,525	48	9,327.1	26,453	8,641	206.1
Securities impairment losses	(11,500)	(1,794)	541.0	(18,571)	(10,037)	85.0
Gains on early extinguishment of debt	13,991	-	-	13,991	-	-
(Loss) income before income tax benefit (expense)	(2,569)	24,987	(110.3)	(10,093)	82,127	(112.3)
Income tax benefit (expense)	5,920	(796)	(843.7)	21,834	(5,901)	(470.0)
Net income	3,351	24,191	(86.1)	11,741	76,226	(84.6)
Preferred dividends	(2,567)	-	-	(7,696)	-	-
Net income applicable to non-vested restricted shares	(11)	(42)	(73.8)	(54)	(176)	(69.3)
Net income applicable to common shares	$773	$24,149	(96.8)	$3,991	$76,050	(94.8)
Diluted earnings per common share	$0.02	$0.50	(96.0)	$0.08	$1.57	(94.9)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Performance Ratios (1)
Return on average common equity	0.43%	13.07%		0.75%	13.77%
Return on average assets	0.17%	1.16%		0.19%	1.24%
Net interest margin – tax equivalent	3.66%	3.63%		3.62%	3.58%
Efficiency ratio	59.13%	50.30%		57.64%	51.97%

(1)	All ratios are presented on an annualized basis.
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

	September 30, 2009	December 31, 2008	September 30, 2008	September 30, 2009 Change From
				December 31, 2008	September 30, 2008
Balance Sheet Highlights
Total assets	$7,678,434	$8,528,341	$8,246,655	$(849,907)	$(568,221)
Total loans	5,306,068	5,360,063	5,223,582	(53,995)	82,486
Total deposits	5,749,153	5,585,754	5,658,284	163,399	90,869
Transactional deposits	3,833,267	3,457,954	3,462,867	375,313	370,400
Loans to deposits ratio	92.3%	96.0%	92.3%
Transactional deposits to total deposits	66.7%	61.9%	61.2%

	September 30, 2009	June 30, 2009	December 31, 2008
Asset Quality Highlights
Non-accrual loans plus 90 days or more past due loans	$262,765	$263,324	$164,767
Restructured loans (still accruing interest)	26,718	18,877	7,344
30-89 days past due loans	44,346	38,128	116,206
Reserve for loan losses as a percent of loans	2.53%	2.39%	1.75%

Net income was $3.4 million, before adjustment for preferred dividends and non-vested restricted shares, with $773,000, or $0.02 per share, available to common shareholders after such adjustments. This compares to net income available to common shareholders of $24.1 million, or $0.50 per share, for third quarter 2008, with the difference largely due to higher provision for loan losses, FDIC insurance premiums, and loan remediation expenses, partially offset by an increase in net securities and debt extinguishment gains.

Pre-tax earnings, excluding the provision for loan losses, net securities losses, and debt extinguishment gains, was $28.4 million for third quarter 2009, compared to $39.8 million for third quarter 2008, with the decline substantially due to increases in FDIC insurance premiums and expenses to remediate loans and maintain other real estate owned (“OREO”).

Despite the continuing economic challenges during the quarter, we again generated solid core performance, as evidenced by annualized commercial and industrial loan growth of 7.5%, year over year growth in average core transactional deposits of 7.6%, and improved net interest margin of 13 basis points. Concurrently, we increased our loan loss reserve and continued to proactively remediate problem credits.

During the quarter, we also notably improved the quality of our capital composition by increasing our level of tangible common equity. We did so through the successful exchange of $68.8 million of subordinated and trust preferred debt for common stock at a discount from the par value of the debt securities, with a resulting pre-tax gain of $14.0 million.

During third quarter 2009, we delevered our balance sheet by using proceeds from securities sales and maturities to reduce our level of borrowed funds and time deposits while increasing our net interest margin.

Outstanding loans totaled $5.31 billion as of September 30, 2009, an annualized decrease of 1.3% from December 31, 2008. During the nine-month period ended September 30, 2009, we extended approximately $90 million in new credit, net of paydowns, which was more than offset by net charge-offs, conversion of loans to OREO, and the securitization of $25.7 million of real estate 1-4 family loans, which are now included in the securities available-for-sale portfolio.

Average core transactional deposits for third quarter 2009 were $3.86 billion, an increase of $271.5 million, or 7.6% from third quarter 2008. The increase from prior year was due primarily to growth in money market account balances as a result of a successful promotional campaign.

Tax-equivalent net interest margin was 3.66% for third quarter 2009, an increase from 3.53% for second quarter 2009 and 3.63% for third quarter 2008.  For the nine months ended September 30, 2009, net interest margin increased 4 basis points to 3.62% from 3.58% for the same period in 2008.

Fee-based revenues for the quarter and nine-month periods ended September 30, 2009 decreased from the same periods in 2008, and reflected the impact of lower transaction volumes caused by reduced consumer spending.

Noninterest expense increased $8.2 million for third quarter 2009 compared to third quarter 2008 and $16.5 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increases from 2008 to 2009 are due to higher loan remediation costs, including costs associated with maintaining foreclosed real estate, and higher FDIC insurance premiums.

During third quarter 2009, we increased our reserve for loan losses $6.7 million from June 30, 2009 and $40.4 million from December 31, 2008. The reserve for loan losses represented 2.53% of total loans outstanding at September 30, 2009, compared to 2.39% at June 30, 2009 and 1.75% at December 31, 2008.

Net securities losses were $7.0 million for third quarter 2009. Gains totaling $4.5 million on sales of collateralized mortgage-backed, municipal, and other securities were more than offset by an other-than-temporary impairment charge of $11.5 million associated with our portfolio of trust-preferred collateralized debt obligations.

On October 23, 2009, the Bank acquired certain deposits and loans of First DuPage Bank, a single branch located in the Chicago suburb of Westmont, IL with approximately $250 million in assets (“First DuPage”). The acquisition of First DuPage was facilitated by the FDIC, and we entered into a loss share agreement with the FDIC to mitigate the risk of losses from problem loans. The acquisition of First DuPage enables us to expand into DuPage County and fits within our strategic growth plans.

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

Table 2
Effect of Tax-Equivalent Adjustment
(Dollar amounts in thousands)
	Quarters Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Net interest income (GAAP)	$60,981	$62,758	(2.8)	$185,591	$181,584	2.2
Tax-equivalent adjustment	4,691	5,572	(15.8)	15,210	16,729	(9.1)
Tax-equivalent net interest income	$65,672	$68,330	(3.9)	$200,801	$198,313	1.3

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

Tax-equivalent net interest margin was 3.66% for third quarter 2009, an increase from 3.53% for second quarter 2009 and 3.63% for third quarter 2008. The yield on interest-earning assets for third quarter 2009 improved 2 basis points compared to second quarter 2009, while our cost of funds declined 13 basis points compared to second quarter 2009.

For the nine months ended September 30, 2009, tax-equivalent net interest margin was 3.62%, up 4 basis points from 3.58% for first nine months of 2008. As of September 30, 2009, our loan-to-deposit ratio is 92.3%, with two-thirds of our customer deposits consisting of demand, NOW, money market, and savings transactional accounts.

Third quarter and year-to-date 2009 net interest margins reflect our strong core deposit base and our ability to effectively manage our cost of funds. During third quarter 2009, we delevered our balance sheet by using proceeds from securities sales and maturities to reduce our level of borrowed funds and time deposits. Interest rates began declining in September 2007 and continued through fourth quarter 2008, resulting in a reduction in interest rates for both fixed and floating interest rates on our loan portfolio in 2009. The decline in interest-earning asset yields was offset by a shift in funding toward less expensive transactional deposits.

As shown in Table 3, third quarter 2009 tax-equivalent interest income declined $19.6 million compared to third quarter 2008. The decrease in interest-earning assets reduced interest income by $6.3 million, and a decline in the average rate earned on interest-earning assets reduced interest income by $13.3 million. The corresponding decline in wholesale funding and drop in interest rates reduced interest expense by $16.9 million

As shown in Table 4, tax-equivalent interest income for the nine months ended September 30, 2009 declined $53.4 million compared to the same period in 2008. A decline in the average rate earned on interest-earning assets reduced interest income by $55.4 million, while an increase in interest-earning assets increased interest income by $2.0 million. Interest expense for the first nine months of 2009 declined $55.9 million compared to the nine months ended September 30, 2008. The decrease in interest-bearing liabilities as a result of delevering our balance sheet reduced interest expense by $5.3 million, while the decrease in the average rate paid on interest-bearing liabilities reduced interest expense by $50.6 million.

We continue to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Table 3 Net Interest Income and Margin Analysis (Dollar amounts in thousands)
	Quarters Ended September 30,						Attribution of Change in Net Interest Income (1)
	2009			2008
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$198,365	$106	0.21	$7,430	$37	1.98	$71	$(2)	$69
Trading account securities	12,302	33	1.07	17,438	51	1.17	(14)	(4)	(18)
Securities available-for-sale (2)	1,433,424	19,135	5.34	2,124,464	29,862	5.62	(9,290)	(1,437)	(10,727)
Securities held-to-maturity	84,866	1,463	6.90	89,860	1,525	6.79	(86)	24	(62)
Federal Home Loan Bank and Federal Reserve Bank stock	54,768	310	2.26	54,767	329	2.40	-	(19)	(19)
Loans (2):
Commercial and industrial	1,486,582	18,472	4.93	1,469,710	21,395	5.79	249	(3,172)	(2,923)
Agricultural	121,040	1,344	4.41	175,491	2,106	4.77	(614)	(148)	(762)
Commercial real estate	3,047,847	38,159	4.97	2,806,394	40,952	5.81	4,291	(7,084)	(2,793)
Consumer	532,642	6,221	4.63	544,035	7,603	5.56	(156)	(1,226)	(1,382)
Real estate - 1-4 family	158,658	2,210	5.53	209,558	3,198	6.07	(727)	(261)	(988)
Total loans	5,346,769	66,406	4.93	5,205,188	75,254	5.75	3,043	(11,891)	(8,848)
Total interest-earning assets (2)	7,130,494	87,453	4.88	7,499,147	107,058	5.69	(6,276)	(13,329)	(19,605)
Cash and due from banks	121,378			142,576
Reserve for loan losses	(140,065)			(66,455)
Other assets	765,248			700,550
Total assets	$7,877,055			$8,275,818
Liabilities and Stockholders’ Equity:
Savings deposits	$749,995	726	0.38	$784,646	1,574	0.80	(67)	(781)	(848)
NOW accounts	1,062,708	729	0.27	983,364	2,646	1.07	232	(2,149)	(1,917)
Money market deposits	995,132	2,457	0.98	770,967	2,964	1.53	2,207	(2,714)	(507)
Time deposits	1,938,445	11,412	2.34	2,170,030	18,390	3.37	(1,808)	(5,170)	(6,978)
Borrowed funds	870,397	2,768	1.26	1,476,403	9,451	2.55	(3,002)	(3,681)	(6,683)
Subordinated debt	226,693	3,689	6.46	232,458	3,703	6.34	(107)	93	(14)
Total interest-bearing liabilities	5,843,370	21,781	1.48	6,417,868	38,728	2.40	(2,545)	(14,402)	(16,947)
Demand deposits	1,056,188			1,053,530
Other liabilities	72,150			69,398
Stockholders’ equity - common	712,347			735,022
Stockholders’ equity - preferred	193,000			-
Total liabilities and stockholders’equity	$7,877,055			$8,275,818
Net interest income/margin (2)		$65,672	3.66		$68,330	3.63	$(3,731)	$1,073	$(2,658)

Quarterly Net Interest Margin Trend
	2009			2008

	3rd	2nd	1st	4th	3rd	2nd	1st

Yield on interest-earning assets	4.88%	4.86%	5.12%	5.43%	5.69%	5.81%	6.29%
Rates paid on interest-bearing liabilities	1.48%	1.61%	1.73%	2.03%	2.40%	2.61%	3.23%
Net interest margin (2)	3.66%	3.53%	3.67%	3.71%	3.63%	3.58%	3.53%

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

Table 4 Net Interest Income and Margin Analysis (Dollar amounts in thousands)
	Nine Months Ended September 30,						Attribution of Change in Net Interest Income (1)
	2009			2008
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$107,913	$175	0.22	$9,813	$161	2.19	$15	$(1)	$14
Trading account securities	11,899	108	1.21	17,800	167	1.25	(54)	(5)	(59)
Securities available-for-sale (2)	1,778,772	72,453	5.43	2,106,475	89,850	5.69	(13,490)	(3,907)	(17,397)
Securities held-to-maturity	84,813	4,357	6.85	94,646	4,782	6.74	(507)	82	(425)
Federal Home Loan Bank and Federal Reserve Bank stock	54,768	907	2.21	54,767	999	2.43	-	(92)	(92)
Loans (2):
Commercial and industrial	1,484,758	52,977	4.77	1,416,879	64,747	6.10	3,292	(15,062)	(11,770)
Agricultural	132,073	4,004	4.05	187,106	7,196	5.14	(1,856)	(1,336)	(3,192)
Commercial real estate	3,031,122	112,783	4.97	2,736,878	125,433	6.12	16,868	(29,518)	(12,650)
Consumer	539,859	19,109	4.73	548,298	24,553	5.98	(373)	(5,071)	(5,444)
Real estate - 1-4 family	176,093	7,718	5.86	218,377	10,115	6.19	(1,876)	(521)	(2,397)
Total loans	5,363,905	196,591	4.90	5,107,538	232,044	6.07	16,055	(51,508)	(35,453)
Total interest-earning assets (2)	7,402,070	274,591	4.96	7,391,039	328,003	5.92	2,019	(55,431)	(53,412)
Cash and due from banks	118,699			136,682
Reserve for loan losses	(120,764)			(64,598)
Other assets	765,182			715,279
Total assets	$8,165,187			$8,178,402
Liabilities and Stockholders’ Equity:
Savings deposits	$753,580	2,387	0.42	$807,452	6,000	0.99	(376)	(3,237)	(3,613)
NOW accounts	994,895	2,551	0.34	939,387	7,923	1.13	498	(5,870)	(5,372)
Money market deposits	889,852	7,188	1.08	803,858	10,752	1.79	1,318	(4,882)	(3,564)
Time deposits	1,998,673	39,277	2.63	2,168,944	63,145	3.89	(4,644)	(19,224)	(23,868)
Borrowed funds	1,272,738	11,293	1.19	1,372,048	30,776	3.00	(2,084)	(17,399)	(19,483)
Subordinated debt	230,460	11,094	6.44	231,805	11,094	6.39	-	-	-
Total interest-bearing liabilities	6,140,198	73,790	1.61	6,323,494	129,690	2.74	(5,288)	(50,612)	(55,900)
Demand deposits	1,043,047			1,044,098
Other liabilities	73,114			73,283
Stockholders’ equity - common	715,828			737,527
Stockholders’ equity - preferred	193,000			-
Total liabilities and stockholders’ equity	$8,165,187			$8,178,402
Net interest income/margin (2)		$200,801	3.62		$198,313	3.58	$7,307	$(4,819)	$2,488

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

Noninterest Income

Table 5
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Service charges on deposit accounts	$10,046	$11,974	(16.1)	$28,777	$33,781	(14.8)
Trust and investment advisory fees	3,555	3,818	(6.9)	10,355	11,710	(11.6)
Other service charges, commissions, and fees	4,222	4,834	(12.7)	12,249	14,292	(14.3)
Card-based fees	4,023	4,141	(2.8)	11,826	12,275	(3.7)
Subtotal fee-based revenues	21,846	24,767	(11.8)	63,207	72,058	(12.3)
Bank owned life insurance (“BOLI”) income	282	1,882	(85.0)	1,982	6,489	(69.5)
Other income	587	622	(5.6)	2,096	2,196	(4.6)
Subtotal operating revenues	22,715	27,271	(16.7)	67,285	80,743	(16.7)
Trading gains (losses), net	1,359	(1,831)	(174.2)	2,097	(3,211)	(165.3)
Gains on securities sales, net	4,525	48	9,327.1	26,453	8,641	206.1
Securities impairment losses	(11,500)	(1,794)	541.0	(18,571)	(10,037)	85.0
Gains on early extinguishment of debt	13,991	-	-	13,991	-	-
Total noninterest income	$31,090	$23,694	31.2	$91,255	$76,136	19.9

Our total noninterest income increased $7.4 million and $15.1 million for third quarter and year-to-date 2009, respectively, compared to the same periods in 2008. The increases were driven largely by significantly higher securities and debt extinguishment gains, which offset declines for the quarter and nine-month periods in fee-based revenues from the same periods in 2008.

Fee-based revenues decreased 11.8% and 12.3% for third quarter and year-to-date 2009, respectively, from the same periods in 2008. These decreases reflected the impact of lower transaction volumes caused by reduced consumer spending. All major fee categories decreased from third quarter 2008.

Service charges on deposit accounts declined 16.1% for third quarter 2009 compared to third quarter 2008 and 14.8% for the nine months ended September 30, 2009 compared to the same period in 2008 due to lower transaction volumes caused by reduced consumer spending.

Other service charges, commissions, and fees declined 12.7% for third quarter 2009 and 14.3% year-to-date compared to the same periods in 2008. The declines were due to reduced merchant fees generated from processing consumer transactions and lower sales of third-party annuity and investment products.

BOLI income represents benefit payments received and the change in cash surrender value (“CSV”) of the policies, net of premiums paid. The change in CSV is attributable to earnings or losses credited to policies, based on investments made by the insurer. In 2009, BOLI income declined $1.6 million and $4.5 million from third quarter and year-to-date periods in 2008, respectively. In fourth quarter 2008, management elected to accept lower market returns in order to reduce its risk to market volatility through investment in shorter-duration, lower-yielding money market instruments. See the section titled “Investment in Bank Owned Life Insurance” for a discussion of our investment in BOLI.

Other income, which consists primarily of safe deposit box rentals and miscellaneous recoveries, were down slightly from the same periods in 2008.

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

We recognized net securities gains and securities impairment losses for each period presented. For a discussion of these items, see the section titled “Investment Portfolio Management.”

Gains on early extinguishment of debt of $14.0 million for third quarter 2009 resulted from the retirement of $39.3 million of trust preferred debt and $29.5 million of subordinated debt at a discount to par in exchange for approximately 5.6 million shares of the Company’s common stock.

Noninterest Expense

Table 6
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Compensation expense:
Salaries and wages	$22,274	$20,805	7.1	$60,940	$59,972	1.6
Retirement and other employee benefits	5,142	6,191	(16.9)	18,016	19,582	(8.0)
Total compensation expense	27,416	26,996	1.6	78,956	79,554	(0.8)
FDIC insurance premiums	2,558	261	880.1	10,953	764	1,333.6
Net occupancy expense	5,609	5,732	(2.1)	17,309	17,411	(0.6)
Other real estate owned (“OREO”) expense, net	3,461	637	443.3	7,766	2,120	266.3
Loan remediation costs	1,158	174	565.5	2,672	519	414.8
Other professional services	2,611	2,342	11.5	7,756	6,902	12.4
Equipment expense	2,228	2,484	(10.3)	6,754	7,502	(10.0)
Technology and related costs	2,230	1,990	12.1	6,612	5,581	18.5
Advertising and promotions	2,237	1,133	97.4	5,039	3,883	29.8
Merchant card expense	1,729	1,949	(11.3)	4,901	5,375	(8.8)
Other expenses	5,403	4,738	14.0	15,549	18,113	(14.2)
Total noninterest expense	$56,640	$48,436	16.9	$164,267	$147,724	11.2
Full-time equivalent (“FTE”) employees	1,751	1,792	(2.3)	1,761	1,818	(3.1)
Efficiency ratio	59.13%	50.30%		57.64%	51.97%

Noninterest expense increased $8.2 million for third quarter 2009 compared to third quarter 2008 and $16.5 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increases from 2008 to 2009 are due to higher loan remediation costs, including costs associated with maintaining OREO, and higher FDIC insurance premiums. The increase for the nine-month period also included a special deposit premium assessed by the FDIC during second quarter 2009 of $3.5 million.  Year over year changes in other categories were generally due to the timing of expenses.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the Deposit Insurance Fund (“DIF”). During third quarter 2009, the FDIC announced a proposal that all financial institutions would be required to prepay their next three years’ deposit premiums during the fourth quarter of 2009. If adopted as proposed, our estimated three-year assessment is approximately $35 million. This prepayment will be capitalized initially and expensed as we incur FDIC insurance premiums in future periods.

Salaries and wages increased in third quarter and year-to-date 2009 compared to the same periods in 2008 due to an increase in the obligation to participants under deferred compensation plans resulting from changes in the fair value of trading securities held on behalf of plan participants. Such increases were partially offset by declines in incentive compensation and share-based compensation expense.

The declines in retirement and other employee benefits of $1.0 million for third quarter 2009 and $1.5 million for the nine-month periods in 2009 compared to the same periods in 2008 resulted from reductions in the accrual for profit sharing.

The 12.1% increase in technology and related costs from third quarter 2008 to third quarter 2009 was due to upgrade of technology for the delivery of voice communications over networks such as the Internet. This investment in technology, which we expect will be more than offset by future savings, positions us for the future by providing us with a much more cost-effective means of communicating and transferring data. This cost also provides a savings in telephone expense, which is included in other expenses. The remaining variance in technology and related costs resulted from standard contractual increases.

OREO expense, net, consists of real estate taxes, insurance, maintenance, and further write downs of carrying value to reflect declines in estimated value during the period, net of any rental income. Of the amounts separately shown as OREO expense, net, $1.1 million and $3.4 million represent further writedowns of OREO during third quarter and year-to-date 2009 periods, respectively. The balance of OREO properties increased from $23.7 million at September 30, 2008 to $57.9 million at September 30, 2009.

Advertising and promotions increased in third quarter and year-to-date 2009 compared to the same periods in 2008 due to the timing of marketing expenditures as 2008 expenditures were concentrated in the fourth quarter.

The decline in other expenses for the nine months ended September 30, 2009 compared to the same period in 2008 was spread over various noninterest expense categories including freight and courier expense, telephone, supplies, and amortization expense.

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees, BOLI, and other income. Operating efficiency for third quarter 2009 was 59.13% compared to 50.3% for third quarter 2008.

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

Income tax benefits totaled $5.9 million in third quarter 2009 compared to income tax expense of $796,000 in third quarter 2008. Income tax benefits totaled $21.8 million for the nine months ended September 30, 2009 compared to income tax expense of $5.9 million for the nine months ended September 30, 2008. The decrease in income tax expense from third quarter 2008 to third quarter 2009 was primarily attributable to a decrease in pre-tax income for those periods. This decrease was offset in part by a decrease in tax-exempt income from investment securities and BOLI, and an increase in state taxable income attributable to changes in Illinois tax law effective in 2009. The decrease in income tax expense for the first nine months of 2009 in comparison to the same period in 2008 was attributable to the same factors as for the quarter.

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

Table 7
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	As of September 30, 2009			As of December 31, 2008
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$-	$-	-	$1,041	$1,039	0.1
U.S. Agency securities	757	757	0.1	-	-	-
Collateralized mortgage obligations	331,207	322,780	22.5	698,839	694,285	29.9
Other mortgage-backed securities	244,175	233,396	16.3	518,265	504,918	21.7
State and municipal securities	708,314	680,216	47.5	906,747	907,036	39.1
Collateralized debt obligations	15,543	60,290	4.2	42,086	78,883	3.4
Corporate debt securities	34,393	35,787	2.5	33,325	35,731	1.5
Equity securities	15,280	15,142	1.0	15,883	16,089	0.7
Total available-for-sale	1,349,669	1,348,368	94.1	2,216,186	2,237,981	96.4
Held-to-Maturity
State and municipal securities	84,230	83,860	5.9	84,592	84,306	3.6
Total securities	$1,433,899	$1,432,228	100.0	$2,300,778	$2,322,287	100.0

	At September 30, 2009			At December 31, 2008
	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	-	-	-	1.35%	1.50	0.89%
U.S. Agency securities	1.53%	1.40	0.78%	-	-	-
Collateralized mortgage obligations	1.07%	1.90	4.66%	1.25%	1.80	5.25%
Other mortgage-backed securities	1.48%	2.61	5.00%	1.75%	1.95	5.52%
State and municipal securities	5.23%	5.61	6.17%	5.26%	7.61	6.15%
Collateralized debt obligations	0.25%	7.21	0.91%	0.25%	5.84	3.26%
Other securities	4.77%	11.15	4.45%	6.03%	12.61	5.06%
Total available-for-sale	3.33%	4.41	5.31%	3.07%	4.51	5.62%
Held-to-Maturity
State and municipal securities	6.38%	8.76	6.89%	7.00%	9.26	7.10%
Total securities	3.51%	4.66	5.40%	3.21%	4.69	5.67%

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

As of September 30, 2009, our securities portfolio totaled $1.4 billion, decreasing 37.7% from December 31, 2008, as we took advantage of opportunities in the market to sell securities at a net gain. During the first nine months of 2009, we sold $843.1 million of mortgage-backed, municipal, and other securities that generated $26.5 million of gains. These gains were partly offset by other-than-temporary impairment charges of $18.6 million related to our trust preferred CDOs.

Net securities losses were $7.0 million for third quarter 2009. During the quarter, we sold $120.0 million of collateralized mortgage-backed, municipal, and other securities at a net gain of $4.5 million, which was more than offset by an other-than-temporary impairment charge of $11.5 million associated with our portfolio of trust-preferred collateralized debt obligations. Included in this amount was an aggregate $1.2 million gain on the sale of Visa, Inc. Class B shares. During third quarter 2009, we securitized $25.7 million of real estate 1-4 family loans, which are now included in the securities available-for-sale portfolio.

Our investments in trust preferred CDOs are supported by the credit of the underlying banks and insurance companies. The $8.0 million increase in unrealized loss on these securities since December 31, 2008 reflects the market’s perception of the overall deterioration in the strength of the financial sector and its negative bias toward structured investment vehicles given the current interest rate and liquidity environment. We do not believe this loss is an other-than-temporary impairment. We expect no further reduction in net cash flows from these investments from what has already been recognized, and we have both the intent and ability to hold them until maturity or recovery and more than likely will not be forced to sell them before recovering our cost basis. Our estimation of cash flows for these investments and resulting fair values were based upon cash flow modeling, as described in Note 16 of “Notes to the Consolidated Financial Statements.”

As of September 30, 2009 gross unrealized gains in the state and municipal securities portfolio totaled $29.2 million, and gross unrealized losses totaled $1.1 million, resulting in a net unrealized gain of $28.1 million at September 30, 2009 compared to an unrealized loss of $289,000 at December 31, 2008. The change in fair value of municipal securities reflects a decline in market interest rates and a tightening of spreads, which drove the increase in fair values. The $1.1 million in unrealized loss in the portfolio relates to securities that carry investment grade ratings, with the bulk of them supported by the general revenues of the issuing governmental entity and supported by third-party insurance. We do not believe the unrealized loss on any of these securities is other-than-temporary.

Other securities include corporate bonds and other miscellaneous equity securities. We do not believe the unrealized loss on any of these securities is other-than-temporary.

Securities that we have the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Our held-to-maturity portfolio consists of state and municipal securities exclusively with customers with which we have longer-term relationships.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Table 8
Loan Portfolio
(Dollar amounts in thousands)

	September 30, 2009	% of Total	December 31, 2008	% of Total	Annualized % Change
Commercial and industrial	$1,484,601	28.0	$1,490,101	27.8	(0.5)
Agricultural	200,955	3.8	216,814	4.1	(9.7)
Commercial real estate:
Office	376,897	7.1	339,912	6.3	14.5
Retail	314,586	5.9	265,568	5.0	24.7
Industrial	459,793	8.7	419,761	7.8	12.7
Total office, retail, and industrial	1,151,276	21.7	1,025,241	19.1	16.4
Residential construction	400,502	7.5	509,059	9.5	(28.4)
Commercial construction	196,198	3.7	258,253	4.8	(32.0)
Commercial land	105,264	2.0	98,322	1.8	9.5
Multi-family	342,807	6.5	286,963	5.4	26.0
Investor-owned rental property	117,276	2.2	131,635	2.4	(14.5)
Other commercial real estate	636,153	12.0	597,694	11.2	8.5
Total commercial real estate	2,949,476	55.6	2,907,167	54.2	2.0
Subtotal – corporate loans	4,635,032	87.4	4,614,082	86.1	0.7
Direct installment	47,363	0.9	58,135	1.1	(24.7)
Home equity	478,204	9.0	477,105	8.9	0.3
Indirect installment	6,607	0.1	12,544	0.2	(63.1)
Real estate – 1-4 family	138,862	2.6	198,197	3.7	(39.9)
Subtotal – consumer loans	671,036	12.6	745,981	13.9	(13.3)
Total loans	$5,306,068	100.0	$5,360,063	100.0	(1.3)

Outstanding loans totaled $5.31 billion as of September 30, 2009, an annualized decrease of 1.3% from December 31, 2008. During the nine-month period ended September 30, 2009, we extended approximately $90 million in new credit, net of paydowns, which was more than offset by net charge-offs, conversion of loans to OREO, and the securitization of $25.7 million of 1-4 family real estate loans.

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

OREO represents property acquired as the result of borrower defaults on loans. OREO properties are recorded at the lower of the recorded investment in the loans for which the properties served as collateral or estimated fair value, less estimated selling costs. Write-downs occurring at foreclosure are charged against the reserve for loan losses. On an ongoing basis, the carrying values of these properties may be reduced based upon new appraisals and/or market indications. Write-downs are recorded for subsequent declines in value and are included in other noninterest expense along with other expenses related to maintaining the properties.

The following table provides a comparison of our non-performing assets and past due loans to prior periods.

Table 9
Non-performing Assets and Past Due Loans
(Dollar amounts in thousands)

	2009				2008
	September 30	% of Loan Category	June 30	March 31	December 31
Non-accrual loans:
Commercial and industrial	$45,134	3.04%	$41,542	$33,245	$15,586
Agricultural	2,384	1.19%	452	12	12
Commercial real estate:
Office	1,882	0.50%	2,821	7,566	-
Retail	11,654	3.70%	9,855	4,811	1,964
Industrial	2,202	0.48%	382	392	569
Total office, retail, and industrial	15,738	1.37%	13,058	12,769	2,533
Residential construction	138,593	34.60%	143,231	107,766	97,060
Commercial construction	-	0.00%	-	-	-
Commercial land	2,908	2.76%	3,833	8,984	2,080
Multi-family	15,910	4.64%	10,632	6,989	1,387
Investor-owned rental property	4,069	3.47%	2,787	2,536	270
Other commercial real estate	18,841	2.96%	14,642	4,493	4,564
Total commercial real estate	196,059	6.65%	188,183	143,537	107,894
Total corporate loans	243,577	5.26%	230,177	176,794	123,492
Consumer	8,253	1.55%	6,042	4,991	3,419
Real estate – 1-4 family	4,975	3.58%	1,034	1,756	857
Total non-accrual loans	256,805	4.84%	237,253	183,541	127,768
90 days or more past due loans (still accruing interest):
Commercial and industrial	3,216	0.22%	7,174	16,208	6,818
Agricultural	-	0.00%	1,931	1,751	1,751
Commercial real estate:
Office	349	0.09%	-	10,746	689
Retail	271	0.09%	1,013	1,366	1,912
Industrial	416	0.09%	-	607	613
Total office, retail, and industrial	1,036	0.09%	1,013	12,719	3,214
Residential construction	66	0.02%	5,022	20,593	8,489
Commercial construction	-	0.00%	689	-	-
Commercial land	-	0.00%	192	2,942	2,092
Multi-family	238	0.07%	699	3,356	1,881
Investor-owned rental property	338	0.29%	592	524	541
Other commercial real estate	-	0.00%	1,154	5,434	3,953
Total commercial real estate	1,678	0.06%	9,361	45,568	20,170
Total corporate loans	4,894	0.11%	18,466	63,527	28,739
Consumer	729	0.14%	5,447	8,124	4,977
Real estate – 1-4 family	337	0.24%	2,158	2,278	3,283
Total 90 days or more past due loans	5,960	0.11%	26,071	73,929	36,999
Total non-accrual and 90 days or more past due loans	262,765		263,324	257,470	164,767
Restructured loans (still accruing interest)	26,718		18,877	1,063	7,344
Total non-performing loans	$289,483		$282,201	$258,533	$172,111
Other real estate owned (“OREO”)	$57,945		$50,640	$38,984	$24,368
Non-accrual loans to total loans	4.84%		4.44%	3.41%	2.38%
Non-accrual loans plus 90 days or more past due loans to total loans	4.95%		4.93%	4.78%	3.07%
Non-performing loans to total loans	5.46%		5.28%	4.80%	3.21%

	2009				2008
	September 30	% of Loan Category	June 30	March 31	December 31
30-89 days past due loans (still accruing interest):
Commercial and industrial	$11,503	0.77%	$14,690	$10,431	$36,820
Agricultural	3	-	113	-	2,548
Commercial real estate:
Office	1,379	0.37%	349	428	22,106
Retail	454	0.14%	915	4,056	770
Industrial	466	0.10%	2,226	1,821	543
Total office, retail, and industrial	2,299	0.20%	3,490	6,305	23,419
Residential construction	1,940	0.48%	626	5,589	19,504
Commercial construction	-	-	-	-	7,861
Commercial land	-	-	1,593	1,189	2,811
Multi-family	1,842	0.54%	1,843	2,853	4,406
Investor-owned rental property	3,456	2.95%	2,827	2,659	747
Other commercial real estate	13,179	2.07%	1,229	12,366	3,933
Total commercial real estate	22,716	0.77%	11,608	30,961	62,681
Total corporate loans	34,222	0.74%	26,411	41,392	102,049
Consumer	6,629	1.25%	7,891	8,453	9,748
Real estate – 1-4 family	3,495	2.52%	3,826	4,466	4,409
Total 30-89 days past due loans	$44,346	0.84%	$38,128	$54,311	$116,206

Non-accrual loans plus loans 90 days or more past due were $262.8 million as of September 30, 2009 compared to $263.3 million at June 30, 2009 and $164.8 million at December 31, 2008. In the past two quarters, we employed certain strategies to improve the overall composition of non-performing assets, such as restructuring loans, reducing early stage delinquencies, and accelerating efforts to control and facilitate sales of OREO properties. These strategies may improve the ultimate collection of delinquent loans as well as reduce the time required to convert assets to cash.

Non-accrual loans increased from $127.8 million at December 31, 2008 to $256.8 million at September 30, 2009. This increase reflects the adverse impact on borrowers of the weakening economy and, in particular, declining real estate values and rising unemployment.

Total loans 30-89 days past due increased $6.2 million from June 30, 2009 but declined $71.9 million, or 61.8%, from December 31, 2008.

At September 30, 2009, we had restructured loans totaling $41.0 million, an increase of $10.9 million from June 30, 2009 and $33.7 million from December 31, 2009. Included in this total at September 30, 2009 were loans totaling $26.7 million that were restructured at market terms. To the extent these loans continue to perform, they will no longer be classified as non-performing subsequent to December 31, 2009.

Table 10
Restructured Loans by Type
(Dollar amounts in thousands)
	September 30, 2009		June 30, 2009		March 31, 2009		December 31, 2008
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial loans	21	$6,567	13	$5,474	2	$3,244	2	$2,099
Commercial real estate loans	10	15,928	6	16,335	2	121	3	3,515
Multi-family loans	10	11,829	8	4,575	7	4,472	1	1,472
Consumer loans	61	6,707	35	3,733	10	958	2	258
Total restructured loans	102	$41,031	62	$30,117	21	$8,795	8	$7,344

OREO totaled $57.9 million compared to $50.6 million at June 30, 2009, and is comprised of 107 properties. For a number of loans where foreclosure was deemed appropriate, we sought to shorten the foreclosure process by seeking deeds-in-lieu of foreclosure for the underlying collateral.

Table 11
OREO Properties by Type
(Dollar amounts in thousands)
	September 30, 2009		June 30, 2009		March 31, 2009		December 31, 2008
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single family homes	62	$13,783	46	$9,724	38	$9,486	34	$6,967
Land parcels	21	37,013	15	25,914	11	21,286	7	10,672
Multi-family units	11	1,882	13	2,210	13	4,778	11	3,682
Commercial properties	13	5,267	9	12,792	9	3,434	8	3,047
Total OREO properties	107	$57,945	83	$50,640	71	$38,984	60	$24,368

During third quarter 2009, we sold 16 OREO properties for a total of $6.0 million, resulting in a net loss on sales of $712,000. Our remaining properties are recorded at estimated fair values consistent with current disposition strategies.

As we look to dispose of non-performing assets, our efforts could be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, instability in the real estate market, higher levels of real estate coming into the market, and planned liquidation strategies. Accordingly, the future carrying value of these assets may be influenced by these same factors.

Construction Portfolio

Total construction loans of $702.0 million consist of residential construction, commercial construction, and commercial land. Our residential construction portfolio accounts for 52.8% of the total non-accrual loans plus loans 90 days or more past due at September 30, 2009. Approximately one-third of all residential construction loans fall within one of these two problem loan categories. This $400.5 million portfolio represents loans to developers of residential properties and, as such, is particularly susceptible to declining real estate values.

The following table provides details on the nature of these construction portfolios.

Table 12
Construction Loans by Type
(Dollar amounts in thousands)

	Residential Construction		Commercial Construction		Commercial Land		Combined		Non-accrual Plus 90 Days Past Due Loans
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
As of September 30, 2009
Raw Land	$78,363	19.6	$5,239	2.7	$49,483	47.0	$133,085	19.0	$17,803
Developed Land	164,140	41.0	19,737	10.1	55,781	53.0	239,658	34.1	65,744
Construction	31,203	7.8	10,060	5.1	-	-	41,263	5.9	12,828
Substantially completed structures	106,228	26.5	160,669	81.9	-	-	266,897	38.0	25,125
Mixed and other	20,568	5.1	493	0.2	-	-	21,061	3.0	20,067
Total	$400,502	100.0	$196,198	100.0	$105,264	100.0	$701,964	100.0	$141,567
Non-accrual plus 90-days or more past due loans	$138,659		$-		$2,908		$141,567
Non-accrual plus 90-days or more past due loans as a percent of total loans	34.6%		-		2.8%		20.2%

Our disclosure with respect to impaired loans is contained in Note 5 of “Notes to Consolidated Financial Statements” in Item 8 of this our 2008 Form 10-K.

Reserve for Loan Losses

The reserve for loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The reserve, in the judgment of management, is necessary to provide for estimated loan losses and risks inherent in the loan portfolio. The reserve for loan losses consists of three components: (i) specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which we operate. Management evaluates the sufficiency of the reserve for loan losses based on the combined total of the specific, historical loss, and general components. Management believes that the reserve for loan losses of $134.3 million is an appropriate estimate of credit losses inherent in the loan portfolio as of September 30, 2009.

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

Table 13
Reserve for Loan Losses and
Summary of Loan Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	2009			2008
	September 30	June 30	March 31	December 31	September 30
Change in reserve for loan losses:
Balance at beginning of quarter	$127,528	$116,001	$93,869	$69,811	$66,104
Loans charged-off:
Commercial and industrial	(13,023)	(7,157)	(12,785)	(5,920)	(2,169)
Agricultural	-	-	-	-	-
Office, retail, and industrial	(3,496)	(220)	(889)	(819)	(2)
Residential construction	(5,315)	(8,442)	(10,729)	(9,227)	(5,856)
Commercial construction	-	-	-	-	-
Commercial land	(38)	(734)	-	-	-
Multi-family	(29)	(1,088)	(43)	(164)	40
Investor-owned rental property	(624)	(12)	(120)	(161)	-
Other commercial real estate	(6,006)	(2,358)	(100)	(236)	(62)
Consumer	(3,369)	(4,602)	(2,356)	(2,300)	(1,433)
Real estate - 1-4 family	(218)	(327)	(221)	(57)	(239)
Total loans charged-off	(32,118)	(24,940)	(27,243)	(18,884)	(9,721)
Recoveries on loans previously charged-off:
Commercial and industrial	438	151	692	319	270
Agricultural	-	-	-	-	4
Office, retail, and industrial	-	3	11	120	-
Residential construction	134	15	10	-	-
Commercial construction	-	-	-	-	-
Commercial land	266	-	-	-	-
Multi-family	-	2	-	-	-
Investor-owned rental property	2	-	-	-	-
Other commercial real estate	-	(93)	151	-	-
Consumer	17	126	100	118	125
Real estate - 1-4 family	2	1	1	-	-
Total recoveries on loans previously charged-off	859	205	965	557	399
Net loans charged-off	(31,259)	(24,735)	(26,278)	(18,327)	(9,322)
Provisions charged to operating expense	38,000	36,262	48,410	42,385	13,029
Balance at end of quarter	$134,269	127,528	$116,001	$93,869	$69,811
Average loans	$5,346,769	$5,366,393	$5,378,905	$5,275,981	$5,205,188
Net loans charged-off to average loans, annualized	2.32%	1.85%	1.98%	1.38%	0.71%

Table 14
Allocation of Reserve for Loan Losses
(Dollar amounts in thousands)

	September 30, 2009	% of Loans	December 31, 2008	% of Loans
Allocation of reserve for loan losses by loan category at period end:
Commercial and industrial	$42,200	2.84	$20,968	1.41
Agricultural	250	0.12	1,221	0.56
Office, retail, and industrial	22,000	1.91	22,048	2.15
Residential construction	46,000	11.49	32,910	6.46
Multi-family	5,000	1.46	2,680	0.93
Other commercial real estate (1)	10,000	0.95	7,927	0.73
Consumer	7,919	1.49	5,456	1.00
Real estate – 1-4 family	900	0.65	659	0.33
Total	$134,269	2.53	$93,869	1.75
Total loans	$5,306,068		$5,360,063
Reserve for loan losses to loans	2.53%		1.75%
Reserve for loan losses to non-accrual loans	52%		73%
Reserve for loan losses to non-accrual loans plus loans 90 days or more past due	51%		57%
Reserve for loan losses to non-performing loans	46%		55%

(1)	Includes commercial construction and commercial land.

We increased our reserve for loan losses to $134.3 million as of September 30, 2009, up $6.7 million from June 30, 2009 and $40.4 million from December 31, 2008. The reserve for loan losses as a percent of loans was 2.53% as of September 30, 2009, up from 2.39% at June 30, 2009 and 1.75% as of December 31, 2008. Total loans charged-off, net of recoveries, in third quarter 2009 were 2.32% of average loans compared to 1.85% and 1.98% for second quarter 2009 and first quarter 2009, respectively. Approximately one-third of the reserve at September 30, 2009 is allocated to residential construction loans.

The reserve for loan losses as a percent of non-accrual loans plus loans 90 days or more past due was 51% at September 30, 2009 compared to 48% at June 30, 2009 and 57% at December 31, 2008.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses are discussed in Notes 1 and 5 to the Consolidated Financial Statements of our 2008 10-K.

INVESTMENT IN BANK OWNED LIFE INSURANCE

We purchase life insurance policies on the lives of certain directors and officers and are the sole owner and beneficiary of the policies. We invest in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Financial Condition at each policy’s respective CSV, with changes recorded in noninterest income in the Consolidated Statements of Income. As of September 30, 2009, the CSV of BOLI assets totaled $197.7 million compared to $198.5 million as of December 31, 2008.

Of our total BOLI portfolio as of September 30, 2009, 24.2% is in general account life insurance distributed between 10 insurance carriers, all of which carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 75.8% is in separate account life insurance, which is managed by third party investment advisors under pre-determined investment guidelines. Stable value protection is a feature available with respect to separate account life insurance policies that is designed to protect, within limits, a policy’s CSV from market fluctuations on underlying investments. Our entire separate account portfolio has stable value protection, purchased from a highly rated financial institution. To the extent fair values on individual contracts fall below 80%, the CSV of the specific contracts may be reduced or the underlying assets transferred to short-duration investments, resulting in lower earnings.

BOLI income for third quarter 2009 declined $1.6 million from third quarter 2008. Since fourth quarter 2008, management has elected to accept lower market returns in order to improve our regulatory capital ratios by reducing risk-weighted assets and reducing our risk to market volatility through investment in shorter-duration, lower yielding money market instruments.

GOODWILL

We record goodwill as a separate line item in the Consolidated Statements of Financial Condition. The carrying value of goodwill was $262.9 million as of both September 30, 2009 and December 31, 2008. As described in Note 16 to the Financial Statements in Item 1 of this Form 10-Q, goodwill is tested at least annually for impairment or more often if events or circumstances between annual tests indicate that there may be impairment. The testing is performed using the market capitalization method and, if necessary, by comparing the carrying value of goodwill with the anticipated future cash flows. We do not believe that we are at risk of failing these impairment tests.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarter ended September 30, 2009, December 31, 2008, and September 30, 2008. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 15
Funding Sources – Average Balances
(Dollar amounts in thousands)
	Quarters Ended			Third Quarter 2009 % Change From
	September 30, 2009	December 31, 2008	September 30, 2008	Fourth Quarter 2008	Third Quarter 2008
Demand deposits	$1,056,188	$1,043,596	$1,053,530	1.2%	0.3%
Savings deposits	749,995	748,065	784,646	0.3%	(4.4%)
NOW accounts	1,062,708	923,643	983,364	15.1%	8.1%
Money market accounts	995,132	737,658	770,967	34.9%	29.1%
Transactional deposits	3,864,023	3,452,962	3,592,507	11.9%	7.6%
Time deposits	1,923,314	2,006,080	2,118,445	(4.1%)	(9.2%)
Brokered deposits	15,131	176,526	51,585	(91.4%)	(70.7%)
Total time deposits	1,938,445	2,182,606	2,170,030	(11.2%)	(10.7%)
Total deposits	5,802,468	5,635,568	5,762,537	3.0%	0.7%
Repurchase agreements	442,022	487,937	443,837	(9.4%)	(0.4%)
Federal funds purchased	93,123	328,146	362,232	(71.6%)	(74.3%)
Federal Home Loan Bank (“FHLB”) advances	131,089	513,802	515,008	(74.5%)	(74.5%)
Federal term auction facilities	204,163	308,152	155,326	(33.7%)	31.4%
Total borrowed funds	870,397	1,638,037	1,476,403	(46.9%)	(41.0%)
Subordinated debt	226,693	232,425	232,458	(2.5%)	(2.5%)
Total funding sources	$6,899,558	$7,506,030	$7,471,398	(8.1%)	(7.7%)
Average interest rate paid on borrowed funds	1.26%	1.56%	2.55%
Weighted-average maturity of FHLB advances	1.7 months	5.4 months	4.4 months
Weighted-average interest rate of FHLB advances	4.05%	2.68%	2.27%

Total average deposits for third quarter 2009 increased 3.0% from fourth quarter 2008 and 0.7% from third quarter 2008, with a decline in time deposits being offset by increases in transactional deposits.

Average transactional deposits for third quarter 2009 were $3.9 billion, an increase of $411.1 million from fourth quarter 2008 and $271.5 million from third quarter 2008. The increase from December 31, 2008 is due in part to seasonality reflecting the normal build up of deposits of tax receipts by our municipal customers during the second and third quarters of each year. The year-over year increase is due largely to growth in money market account balances as a result of a successful promotional campaign.

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

Table 16
Capital Measurements
(Dollar amounts in thousands)

				Regulatory Minimum For “Well- Capitalized”	Excess Over Required Minimums at September 30, 2009

	September 30,		December 31,
	2009	2008	2008
Regulatory capital ratios:
Total capital to risk-weighted assets	15.27%	12.04%	14.36%	10.00%	53%	$329
Tier 1 capital to risk-weighted assets	12.88%	9.42%	11.60%	6.00%	115%	$429
Tier 1 leverage to average assets	10.52%	7.59%	9.41%	5.00%	110%	$421
Regulatory capital ratios, excluding preferred stock (1):
Total capital to risk-weighted assets	12.18%	12.04%	11.44%	10.00%	22%	$136
Tier 1 capital to risk-weighted assets	9.78%	9.42%	8.68%	6.00%	63%	$236
Tier 1 leverage to average assets	7.99%	7.59%	7.04%	5.00%	60%	$228
Tier 1 common capital to risk-weighted assets (2) (3)	8.43%	7.49%	6.79%	N/A (3)	N/A (3)	N/A (3)
Tangible equity ratios:
Tangible common equity to tangible assets	6.88%	5.44%	5.23%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity, excluding other comprehensive loss, to tangible assets	7.10%	6.09%	5.45%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity to risk-weighted assets	8.16%	6.69%	6.53%	N/A (3)	N/A (3)	N/A (3)

(1)
These ratios exclude the impact of $193.0 million in preferred shares issued to the U.S. Treasury in December 2008 as part of its Capital Purchase Plan (“CPP”). For additional discussion of the preferred share issuance and the CPP, refer to Note 12 to the Consolidated Financial Statements of our 2008 Form 10-K.

(2)	Excludes the impact of preferred shares and trust preferred securities.
(3)	Ratio is not subject to formal FRB regulatory guidance.

Regulatory and tangible common equity ratios were improved in comparison to December 31, 2008. The notable improvements in the Tier 1 and tangible capital ratios primarily reflect the exchange of trust preferred debt and subordinated debt classified as Tier 1 and Tier 2 debt, respectively, for common stock.

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

On May 27, 2009 and on August 31, 2009, the Company’s Board of Directors announced quarterly common stock dividends of $0.010 per share.

Since we elected to participate in the U.S. Treasury’s Capital Purchase Program in fourth quarter 2008, our ability to increase quarterly common stock dividends above $0.310 per share will be subject to the applicable restrictions of this program for three years following the sale of the preferred stock.

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

We monitor and manage interest rate risk within approved policy limits. Our current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in all interest rates compared to net interest income in an unchanging interest rate environment. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates. As of September 30, 2009, the percent change expected assuming a gradual decrease in interest rates was outside of policy by 0.2%, which was an improvement from December 31, 2008. Given the current market conditions as of September 30, 2009 and December 31, 2008, the Bank’s Board of Directors temporarily authorized operations outside of policy limits.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)
	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	+200	-300 (2)		+300
September 30, 2009:
Dollar change	$(22,029)	$(6,587)	$(33,505)	$(7,541)	$	N/M	$(5,270)
Percent change	-8.2%	-2.4%	-12.4%	-2.8%		N/M	-2.0%
December 31, 2008:
Dollar change	$(28,797)	$(21,942)	$(43,001)	$(24,416)	$	N/M	$(30,604)
Percent change	-10.4%	-7.9%	-15.5%	-8.8		N/M	-11.0

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.
(2)
N/M – Due to the low level of interest rates as of September 30, 2009 and December 31, 2008, in management’s judgment, an assumed 300 basis point drop in interest rates was deemed not meaningful in the existent interest rate environment.

Overall, the change in interest rate risk volatility from December 31, 2008 under both rising and declining interest rate assumptions is less negative. The securities sales of approximately $840 million during the nine months ended September 30, 2009 reduced the volume of longer dated assets, and allowed for a reduction in shorter-term liabilities, thus improving the interest rate risk volatility under rising interest rates. In addition, during third quarter 2009, we revised certain assumptions in our model to better reflect the impact of interest rate floors on loans and assumed repricing on transaction accounts. The decrease in earnings at risk volatility under declining rates is due to the positive impact of the interest rate floors, which will keep loan yields from declining as significantly.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)
	Immediate Change in Rates
	-200	+200
September 30, 2009:
Dollar change	$(104,120)	$15,717%
Percent change	-7.0%	1.1%
December 31, 2008:
Dollar change	$(89,123)	$(54,136)
Percent change	-6.8%	-4.1%

As of September 30, 2009, the estimated sensitivity of the economic value of equity to changes in interest rates reflected more negative exposure to lower interest rates compared to that existing at December 31, 2008 and a positive exposure to rising interest rates compared to a negative exposure to rising interest rates at December 31, 2008. The changes from year-end 2008 are driven by the sale of longer-dated securities. In addition, during third quarter 2009, we revised certain assumptions to better reflect the impact of interest rate floors on our model. The switch to a positive exposure under rising interest rates is due to the positive impact of the interest rate floors, since, as the rates on transaction accounts are kept lower, the market value of the liability increases, thus reducing our exposure. These positive impacts were partially offset by the retirement of $68.8 in subordinated debt in exchange for common shares of the Company. This reduced the positive impact longer-term debt has on equity volatility under rising interest rates.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company disclosed any material pending litigation matters relating to the Company in Item 3 of Part I of its Annual Report on Form 10-K for the year ended December 31, 2008. For the nine months ended September 30, 2009, there were no material developments with regard to any previously disclosed matters, and no other matters were reported during the period, although there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at September 30, 2009. Based on presently available information, the Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial position of the Company.

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
11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 11 of the Company's Notes to Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS” of this document.

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

/s/ PAUL: F. CLEMENS
Paul F. Clemens Executive Vice President, Chief Financial Officer, and Principal Accounting Officer*

Date: November 6, 2009

* Duly authorized to sign on behalf of the Registrant.