Form 10-K
period 2009-12-31
FIRST MIDWEST BANCORP INC
filed 2010-03-01
CIK 702325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year-ended December 31, 2009

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

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2009, determined using a per share closing price on that date of $7.31, as quoted on The Nasdaq Stock Market, was $335,120,429.

As of March 1, 2010 there were 74,025,650 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2010 Annual Stockholders’ Meeting - Part III

FORM 10-K

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

AVAILABLE INFORMATION

We file annual, quarterly, and current reports; proxy statements; and other information with the Securities and Exchange Commission (“SEC”), and we make this information available free of charge on or through the investor relations section of our web site at www.firstmidwest.com/aboutinvestor_overview.asp. You may read and copy materials we file with the SEC from its Public Reference Room at 450 Fifth Street, NE, Washington DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The following documents are also posted on our web site or are available in print upon the request of any stockholder to our Corporate Secretary:

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions and may include projections relating to our future financial performance including our growth strategies and anticipated trends in our business. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, you should refer to Items 1A and 7 of this Annual Report on Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Results of Operations,” as well as our subsequent periodic and current reports filed with the SEC. However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.

Since mid-2007 the financial services industry and the securities markets in general have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a lack of liquidity. While liquidity has improved and market volatility has generally lessened, the overall loss of investor confidence has brought a new level of risk to financial institutions in addition to the risks normally associated with competition and free market economies. The Company has attempted to list those risks elsewhere in this report and consider them as it makes disclosures regarding forward-looking statements. Nevertheless, given the uncertain economic times, new risks and uncertainties may emerge very quickly and unpredictably, and it is not possible to predict all risks and uncertainties. We cannot assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

PART I

ITEM 1. BUSINESS

First Midwest Bancorp, Inc.

First Midwest Bancorp, Inc. (“First Midwest” or the “Company”) is a bank holding company incorporated in Delaware in 1982 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). The Company is one of Illinois’ largest publicly traded banking companies with assets of $7.7 billion as of December 31, 2009 and is headquartered in the Chicago suburb of Itasca, Illinois.

History

The Company is the product of the consolidation of over 26 affiliated banks in 1983, followed by several significant acquisitions, including the purchase of SparBank, Incorporated, a $449 million institution in 1997, Heritage Financial Services, Inc., a $1.4 billion institution in 1998, CoVest Bancshares, a $645.6 million institution in 2003, and Bank Calumet, Inc., a $1.4 billion institution in 2006. On October 23, 2009, the Company acquired substantially all the assets of the $260 million former First DuPage Bank in an FDIC-assisted transaction. For more information regarding the recent acquisition of First DuPage, please refer to Note 3 of “Notes to Financial Statements” in Item 8 of this Form 10-K.

In the normal course of business, the Company may, from time to time, explore potential opportunities to acquire banking institutions. As a matter of policy, the Company generally does not comment on any dialogue or possible acquisitions until a definitive acquisition agreement has been signed.

Subsidiaries

First Midwest conducts substantially all of its operations through its wholly-owned subsidiary: First Midwest Bank (the “Bank”). At December 31, 2009, the Bank had $7.7 billion in total assets, $5.9 billion in total deposits, and 96 banking offices primarily in suburban metropolitan Chicago. The Bank employed 1,722 full-time equivalent employees at December 31, 2009.

The Bank operates the following wholly-owned subsidiaries:

•

FMB Investment Corporation is a Delaware corporation that manages investment securities, principally state and municipal obligations, and provides corporate management services to its wholly-owned subsidiary, FMB Investment Trust, a Maryland business trust. FMB Investment Trust manages many of the real estate loans originated by the Bank.

•

Calumet Investment Corporation is a Delaware corporation that manages investment securities, principally state and municipal obligations, and provides corporate management services to its wholly-owned subsidiary, Calumet Investments Ltd., a Bermuda corporation. Calumet Investments Ltd. manages investment securities and is largely inactive.

•

Six limited liability companies (Synergy Properties Holdings, LLC; FDB Berkshire, LLC; FDB Sheridan Terrace LLC; FDB Curtiss Street, LLC; Hamlin Wilson, LLC; and FDB Properties LLC), each of which holds OREO properties acquired by the former First DuPage Bank or the Bank.

•	Bank Calumet Financial Services, Inc. is an Indiana corporation, which is largely inactive.

During 2009, the Company sold its former insurance subsidiary, First Midwest Insurance Company, which had operated as a reinsurer of credit life, accident, and health insurance sold through the Bank. On December 28, 2009, First Midwest Investments, Inc., a wholly owned subsidiary of the Bank, was dissolved under Illinois law.

The Company has responsibility for the overall conduct, direction, and performance of its subsidiaries. The Company provides various services to its subsidiaries, establishes Company-wide policies and procedures, and provides other resources as needed, including capital.

Market Area

First Midwest’s largest service area is the suburban metropolitan Chicago market, which includes the counties surrounding Cook County, Illinois. This area extends from the cities of Zion and Waukegan, Illinois down into northwest Indiana, including the cities of Crown Point and St. John, Indiana. The Company’s other service areas consist of a central Illinois market, which includes the cities of Champaign, Danville, and Galesburg, and an Iowa, or “Quad-Cities” market, which includes the cities of Davenport, Bettendorf, Moline, and East Moline. These service areas include a mixture of urban, suburban, and rural markets. First Midwest’s business of attracting deposits and making loans is primarily conducted within its service areas and may be affected by significant changes in their economies. These service areas contain a diversified mix of industry groups, including manufacturing, health care, pharmaceutical, higher education, wholesale and retail trade, service, and agricultural.

When comparing large national metropolitan areas, the Chicago metropolitan area currently ranks 3rd in the nation with respect to total businesses, 3rd in total population, 12th in average household income, and 12th in median income producing assets.

Competition

The banking and financial services industry in the Chicago metropolitan area is highly competitive, and the Company expects it to remain so in the future. Generally, the Bank competes for banking customers and deposits with other local, regional, and internet banks and savings and loan associations; personal loan and finance companies and credit unions; and mutual funds and investment brokers. The Company faces intense competition from local and out of state institutions within its service areas, and it expects to face increasing competition from on-line banking and financial institutions seeking to attract customers by providing access to services and products that mirror the services and products offered by traditional institutions.

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

Lending Activities

First Midwest originates commercial and industrial, agricultural, commercial real estate, and consumer loans. Substantially all of the Company’s borrowers are residents of First Midwest’s service areas. The Company’s largest category of lending is commercial real estate (including residential construction loans), followed by commercial and industrial. Generally, real estate loans are secured by the land and any improvements to, or developments on, the land. Generally, loan-to-value ratios for unimproved and developed land at time of issuance are 50% and 65%, respectively. The Company’s consumer loans consist primarily of home equity loans and lines of credit. For detailed information regarding the Company’s loan portfolio, see the “Loan Portfolio and Credit Quality” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

First Midwest Sources of Funds

First Midwest’s ability to maintain affordable funding sources allows the Company to meet the credit needs of its customers and the communities it serves. Deposits are a relatively stable form of funding, and they are the primary source of the Company’s funds for lending and other investment purposes. Deposits funded 67.5% of the Company’s assets at the end of 2009, with a net loans to deposits ratio of 88.4%. Consumer and commercial deposits come from the Company’s primary service areas through a broad selection of deposit products. By maintaining core deposits, the Company both controls its funding costs and builds client relationships.

In addition to deposits, the Company obtains funds from the amortization, repayment, and prepayment of loans; the sale or maturity of investment securities; advances from the Federal Home Loan Bank, brokered repurchase agreements and certificates of deposits, federal funds purchased, and federal term auction facilities; cash flows generated by operations; and proceeds from sale of the Company’s common and preferred stock. For detailed information regarding the Company’s funding sources, see the “Funding and Liquidity Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

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

Participation in Temporary Government Economic Recovery Programs

In response to the financial market crisis and continuing economic uncertainty, the United States government, specifically the U.S. Department of the Treasury (“Treasury”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), and the Federal Deposit Insurance Corporation (“FDIC”), working in cooperation with foreign governments and other central banks, took a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including measures available under the Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (“AARA”), which included the Troubled Asset Relief Program (“TARP”). TARP consists of 12 announced programs, of which 10 have been implemented. Many of the programs were temporary in nature and designed to promote stability in the financial system. Below are summaries of certain recovery programs that are still in effect, including programs in which First Midwest participates:

•

Increase in FDIC Deposit Insurance. The EESA increased the maximum deposit insurance amount up to $250,000 until December 31, 2013 and removed the statutory limits on the FDIC’s ability to borrow from the Treasury during this period.

•

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

•

Temporary Liquidity Guarantee Program (“TLGP”). Under the Transaction Account Guarantee Program of the TLGP, the FDIC temporarily provides a 100% guarantee of the deposits in non-interest-bearing transaction deposit accounts in participating financial institutions. The Company participates in this program. Consequently, all funds held in non-interest-bearing transaction accounts (demand deposit accounts), Interest on Lawyers Trust Accounts (IOLTAs), and low-interest NOW accounts (defined as NOW accounts with interest rates no higher than 0.50%) with the Bank are covered under this program. This program has been extended through June 30, 2010.

•

Financial Stability Plan. On February 10, 2009, the Treasury announced the Financial Stability Plan (“FSP”). The FSP is a comprehensive set of measures intended to shore up the financial system. The core elements of the plan include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs, and expanding the Federal Reserve lending program.

Many of the temporary recovery programs are approaching their expiration date. However, the U.S. government is considering numerous legislative and administrative proposals sponsored by various members of Congress and the Presidential Administration relating to long-term regulatory reform of the financial markets. In some cases, the proposals include a radical overhaul of the regulation of financial institutions or limitations on the products they offer. Many of these proposals would impose stricter capital and prudential standards, reporting, disclosure, and operational requirements on banks and financial institutions. The regulations or regulatory policies that are applicable to the Company and eventually adopted by the U.S. government may be disruptive to the Company’s business and could have a material adverse effect on its business, financial condition, and results of operations.

Supervision and Regulation

The Company and its subsidiaries are subject to regulation and supervision by various governmental regulatory authorities including the Federal Reserve, the FDIC, and the Illinois Department of Financial and Professional Regulation (the “IDFPR”). Financial institutions and their holding companies are extensively regulated under federal and state law.

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

The Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any “non-banking” company unless the non-banking activities are found by the Federal Reserve to be “so closely related to banking as to be a proper incident thereto.” Under current regulations of the Federal Reserve, a bank holding company and its non-bank subsidiaries are permitted, among other activities, to engage in such banking-related business ventures as consumer finance, equipment leasing, data processing, mortgage banking, financial and investment advice, and securities brokerage services. The Act does not place territorial restrictions on the activities of a bank holding company or its non-bank subsidiaries.

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

Source of Strength Doctrine

Federal Reserve policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide it. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community. During its last examination, the Bank received a rating of “outstanding,” the highest available.

Overdraft Regulation

The Federal Reserve has amended Regulation E (Electronic Fund Transfers) effective July 1, 2010 to require consumers to opt in, or affirmatively consent, to the institution’s overdraft service for ATM and one-time debit card transactions, before overdraft fees may be assessed on the account. Consumers will also be provided a clear disclosure of the fees and terms associated with the institution’s overdraft service.

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

The Bank is also subject to a variety of other laws and regulations concerning equal credit opportunity, fair lending, customer privacy, identity theft, and fair credit reporting.

As an Illinois banking corporation controlled by a bank holding company, the Bank is subject to the rules regarding change of control in the Act and the Federal Deposit Insurance Act (“FDIA”) and is also subject to the rules regarding change in control of Illinois banks contained in the IBA and the Illinois Bank Holding Company Act.

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

Under these regulations, a mechanism has been established for law enforcement officials to communicate names of suspected terrorists and money launderers to financial institutions to enable financial institutions to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the Treasury Financial Crimes Enforcement Network (“FinCEN”). Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection of a statutory safe harbor if each financial institution notifies FinCEN of its intent to share information.

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

Capital Guidelines

The Federal Reserve and the other federal bank regulators have established risk-based capital guidelines to provide a framework for assessing the adequacy of the capital of national and state banks, thrifts, and their holding companies (collectively, “banking institutions”). These guidelines apply to all banking institutions, regardless of size, and are used in the examination and supervisory process as well as in the analysis of applications to be acted upon by the regulatory authorities. These guidelines require banking institutions to maintain capital based on the credit risk of their operations, both on- and off-balance sheet.

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

The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories, which are distinguished by capital levels and supervisory ratings.

In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment, which resulted in annualized assessment rates for institutions in the highest risk category (“Risk Category 1 institutions”) ranging from 12 to 14 basis points (basis points representing cents per $100 of assessable deposits). In February 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. The initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis. After the effect of potential base-rate adjustments, total base assessment rates range from 7 to 24 basis points. The potential adjustments to a Risk Category 1 institution’s initial base assessment rate, include (i) a potential decrease of up to 5 basis points for long-term unsecured debt, including senior and subordinated debt and (ii) a potential increase of up to 8 basis points for secured liabilities in excess of 25% of domestic deposits.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Deposit insurance expense during 2009 included $3.5 million recognized in the second quarter related to the special assessment.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Company paid $34.7 million in prepaid risk-based assessments. This amount is shown as a separate line item on the Consolidated Statements of Financial Condition included in Item 8 of this Form 10-K. FDIC insurance expense totaled $13.7 million in 2009, $1.1 million in 2008, and $747,000 in 2007. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Executive Compensation Limitations

Incident to its participation in the CPP, the Company is subject to the executive compensation limitations contained in the EESA and AARA. These limitations apply to certain of the Company’s senior and highly compensated officers and apply so long as the Company holds TARP funds. Currently the limitations include: (1) a prohibition on accruing or paying any bonus, retention award, or incentive compensation to the five most highly compensated officers; (2) a prohibition on making “golden parachute payments” (as defined by IRS Section 280(G)) to certain senior and highly compensated officers; (3) a prohibition on the payment of any “tax gross-up” to certain senior and highly compensated officers; (4) the recovery of any bonus or incentive compensation paid to certain senior and highly compensated officers if the financial criteria it was based on was later proven to be materially inaccurate; and (5) a prohibition on compensation that encourages employees to take unnecessary and excessive risks that could threaten the value of the Company.

The Company’s Compensation Committee must also certify that it has reviewed with the Company’s senior risk officers at least every six months: (1) the Company’s compensation plans for senior executive officers to ensure that the plans do not encourage unnecessary and excessive risks taking that may threaten the value of the Company; and (2) all employee compensation plans “in light of the risks posed to the Company.”

The ARRA also empowers the Treasury Secretary with the authority to review bonus, retention, and other compensation paid to senior executive officers that have received the TARP assistance to determine if the compensation was inconsistent with the purposes of the ARRA or TARP, or otherwise contrary to the public interest and, if so, seek to negotiate reimbursements. The provision of the ARRA will apply to the Company until it has redeemed the securities sold to the Treasury under the CPP. (See the section captioned “Participation in Temporary Government Economic Recovery Programs—Capital Purchase Program” in Part I, Item 1 of this Form 10-K.) Under the ARRA such redemption is now permitted without penalty and without the need to raise new capital (as was required under the terms of the original TARP CPP), subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

Future Legislation

In addition to the specific legislation described above, various legislation is currently being considered by Congress. This legislation may change banking statutes and the Company’s operating environment in substantial and unpredictable ways and may increase reporting requirements and governance. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on its business, results of operations, or financial condition.

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

Risks Related to the Company’s Business

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

The Company’s financial performance generally is dependent upon the business environment in the suburban metropolitan Chicago market and the United States as a whole. In particular, the current environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans. A favorable business environment is generally characterized by economic growth, efficient capital markets, low inflation, high business and investor confidence, strong business earnings, and other factors. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

The suburban metropolitan Chicago market and the United States as a whole has gone through a prolonged downward economic cycle from 2007 through 2009. Significant weakness in market conditions adversely impacted all aspects of the economy including the Company’s business. In particular, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of construction loans, which resulted in significant write-downs of assets by many financial institutions. Business activity across a wide range of industries and regions was greatly reduced, and local governments and many businesses experienced serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. In addition, unemployment increased significantly during that period. The business environment was adverse for many households and businesses in the suburban metropolitan Chicago market, United States, and worldwide.

Overall, during the past two years, the general business environment has had an adverse effect on the Company’s business, and there can be no assurance that the environment will improve in the near term. However, during the first quarter of fiscal year 2010, the economy began to show signs of recovery, as evidenced by an increase in consumer spending and stabilization of the labor market, the housing sector, and financial markets. However, unemployment levels remained elevated, housing prices remained depressed, and demand for housing was weak due to distressed sales and tightened lending standards. Consequently, notwithstanding preliminary signs of recovery, there can be no assurance that the economic conditions in the suburban metropolitan Chicago market and the United States will improve in the near term. Furthermore, a worsening of economic conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial institutions industry. Continued market stress could have a material adverse effect on the credit quality of the Company’s loans, and therefore, its financial condition and results of operations.

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

As of December 31, 2009, 83.2% of the Company’s loan portfolio consisted of commercial and industrial and commercial real estate loans. These types of loans are typically larger loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” located elsewhere in this report for further discussion related to commercial and industrial and commercial real estate loans.

The Company’s Reserve For Loan Losses May Be Insufficient

The Company maintains a reserve for loan losses, which is a reserve established through a provision for loan losses charged to expense that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The reserve, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the reserve reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the reserve for loan losses inherently involves a high degree of subjectivity and requires the Company to make estimates of significant credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Company’s control, may require an increase in the reserve for loan losses. In addition, bank regulatory agencies periodically review the Company’s reserve for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the reserve for loan losses, the Company will need additional provisions to increase the reserve for loan losses. Any increases in the reserve for loan losses will result in a decrease in net income and capital and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Reserve for Loan Losses” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the reserve for loan losses.

Real Estate Market Volatility and Future Changes in Disposition Strategies Could Result in Net Proceeds that Differ Significantly from Other Real Estate Owned (“OREO”) Fair Value Appraisals

The Company’s OREO portfolio consists of properties that it obtained through foreclosure in satisfaction of loans. OREO properties are recorded at the lower of the recorded investment in the loans for which the properties served as collateral or estimated fair value, less estimated selling costs. Generally, in determining fair value an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2008 and 2009.

In response to market conditions and other economic factors, the Company may utilize alternative sale strategies other than orderly dispositions as part of its OREO disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from estimates used to determine the fair value of the Company’s OREO properties.

The Company’s Estimate of Fair Values for Its Investments May Not Be Realizable If It Were to Sell These Securities Today

As of December 31, 2009, 99.8% of the Company’s available-for-sale securities were carried at fair value. Accounting standards require the Company to categorize these according to fair value valuation hierarchy. Ninety-nine percent of these were categorized in level 2 of the valuation hierarchy (meaning that their fair value was determined by quoted prices for similar assets or other observable inputs). The remaining were categorized as level 3 (meaning that their fair value was determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. The current market disruptions make valuation even more difficult and subjective.

The Company has historically placed a high level of reliance on information obtained from third-party sources to measure fair values. For certain of its securities, the Company uses a structured credit valuation firm to perform cash flow projections using various historical and market inputs. For other securities, third-party sources also use assumptions, judgments, and estimates in determining securities values, and different third parties use different methodologies or provide different prices for similar securities. In addition, the nature of the business of the third party source that is valuing the securities at any given time could impact the valuation of the securities. Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2009, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction.

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

The Company’s Investment in Bank Owned Life Insurance May Decline in Value

The Company currently has bank owned life insurance contracts with a cash surrender value (“CSV”) of $198.0 million. A majority of these contracts are separate account contracts. Such contracts are supported by underlying investments whose fair values are subject to volatility in the market. The Company has limited its risk of loss in value of the securities by putting in place stable value contracts that provide protection from a decline in fair value down to 80% of the CSV of the insurance policies. To the extent fair values on individual contracts fall below 80% of book value, the CSV of specific contracts may be reduced or the underlying assets transferred to short-duration investments, resulting in lower earnings. Given the decline in the market during 2008, the Company transferred certain assets underlying specific separate contracts to money market accounts. However, the Company may, in order to increase future returns on investment, redeploy underlying assets into investments subject to higher volatility. Currently, the fair value for all contracts exceeds 80% of book value, but continued turmoil in the market could result in declines that could have a material adverse effect on the Company’s financial condition and results of operations.

The Company May Be Adversely Affected By the Soundness Of Other Financial Institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon liquidation or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s ability to compete successfully depends on a number of factors, including:

•	Developing, maintaining, and building long-term customer relationships;

•	Expanding the Company’s market position;
•	Offering products and services at prices and with the features that meet customers’ needs and demands;
•	Introducing new products and services;
•	Maintaining a satisfactory level of customer service; and
•	Anticipating and adjusting to changes in industry and general economic trends.

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

In response to the recent financial crisis, the U.S. government is considering numerous legislative and administrative proposals sponsored by various members of Congress and the Presidential Administration relating to long-term regulatory reform of the financial markets. In some cases the proposals include a radical overhaul of the regulation of financial institutions or limitations on the products they offer. Many of these proposals would impose stricter capital and prudential standards, reporting, disclosure and business operation requirements on banks and financial institutions. Accordingly, it is likely that there will be significant changes to the banking and financial institutions regulatory regimes in the near future. The regulations or regulatory policies that are eventually adopted and applicable to the Company may be disruptive to the Company’s business and could have a material adverse effect on its business, financial condition, and results of operations.

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

See the section captioned “Supervision and Regulation” in Item 1, “Business,” and Note 20 of “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Overdraft Regulation Could Have an Adverse Effect on the Company

The Federal Reserve has amended Regulation E (Electronic Fund Transfers) effective July 1, 2010 to require consumers to opt in, or affirmatively consent, to the institution’s overdraft service for ATM and one-time debit card transactions, before overdraft fees may be assessed on the account. Consumers will also be provided a clear disclosure of the fees and terms associated with the institution’s overdraft service. Such change could adversely affect the level of the Company’s overdraft fees.

Rapidly Implemented Legislative and Regulatory Actions Could Have an Unanticipated and Adverse Effect on the Company

In response to the recent financial market crisis, the United States government, specifically the Treasury, Federal Reserve, and FDIC, working in cooperation with foreign governments and other central banks, has taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions. The rulemaking relating to these measures was accomplished on a rapid emergency basis in order to address immediate concerns about the stability and continued existence of the global financial system. Recovery programs were rapidly proposed, adopted, and sometimes quickly abandoned in response to changing market conditions and other concerns. The speed of market developments required the government to abandon its traditional pattern and timeline of legislative and regulatory rulemaking, and issue rules on an interim basis without prior notice and comment. Rulemaking in this manner rather than through the traditional legislative practice does not allow for input by regulated financial institutions, such as the Company, and could lead to uncertainty in the financial markets, disruption to the Company’s business, increased costs, and material adverse effects on the Company’s financial condition and results of operations.

The Short-Term and Long-Term Impact of the New Basel II Capital Standards and the Forthcoming New Capital Rules to be Proposed for Non-Basel II U.S. Banks is Uncertain

Basel II refers to the results/pronouncements issued by an international committee formed to create an international standard that banking regulators can use when creating regulations about how much capital banks need to put aside to guard against financial and operational risks. The name comes from Basel, Switzerland, the city in which the main international organization, The Bank for International Settlements, is located. Basel II was issued in 2004 and is an update of an earlier accord, Basel I. The concept is to address minimum capital requirements, supervisory review, and market discipline.

As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel II may be or what impact a pending alternative approach for non-Basel II U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

The Level of the Commercial Real Estate Loan Portfolio May Subject the Company to Additional Regulatory Scrutiny

The FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The joint guidance requires heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing.

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

The Company Is Dependent Upon Outside Third Parties for Processing and Handling of Company Records and Data

The Company relies on software developed by third party vendors to process various Company transactions. In some cases, the Company has contracted with third parties to run its proprietary software on behalf of the Company. These systems include, but are not limited to, general ledger, payroll, employee benefits, trust record keeping, loan and deposit processing, merchant processing, and securities portfolio management. While the Company performs a review of controls instituted by the vendor over these programs in accordance with industry standards and performs its own testing of user controls, the Company must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. In addition, the Company maintains backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, the Company may incur a temporary disruption in its ability to conduct its business or process its transactions, or incur damage to its reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or breach of security may have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates the Company’s loan underwriting and monitoring process, internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

The Company and Its Subsidiaries Are Subject To Examinations and Challenges by Taxing Authorities

In the normal course of business, the Company and its subsidiaries are routinely subjected to examinations and challenges from federal and state taxing authorities regarding tax positions taken by the Company and the determination of the amount of tax due. These examinations may relate to income, franchise, gross receipts, payroll, property, sales and use, or other tax returns filed, or not filed, by the Company. The challenges made by taxing authorities may result in adjustments to the amount of taxes due, and may result in the imposition of penalties and interest. If any such challenges are not resolved in the Company’s favor, they could have a material adverse effect on the Company’s financial condition and results of operations.

The Company and Its Subsidiaries May Not Be Able To Realize the Benefit of Deferred Tax Assets

The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The deferred tax assets can be recognized in future periods dependent upon a number of factors, including the ability to realize the asset through carryback or carryforward to taxable income in prior or future years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. If the Company is not able to recognize deferred tax assets in future periods, it could have a material adverse effect on the Company’s financial condition and results of operations.

The Company and Its Subsidiaries Are Subject To Changes in Federal and State Tax Laws and Changes in Interpretation of Existing Laws

The Company’s financial performance is impacted by federal and state tax laws. Given the current economic and political environment, and ongoing state budgetary pressures, the enactment of new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company May Not Be Able to Attract and Retain Skilled People

The Company’s success depends, in large part, on its ability to attract and retain skilled people. Competition for the best people in most activities the Company engages in can be intense, and the Company may not be able to hire people or retain them.

Participation in the CPP could also affect the Company’s ability to attract and retain skilled people. Due to the Company’s participation in the CPP, the Company is subject to executive compensation limitations, which may not apply to other financial institutions.

The unexpected loss of services of certain of the Company’s skilled personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

The Company Is a Bank Holding Company and Its Sources of Funds Are Limited

The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Company is derived primarily from dividends received from the Bank. The Company’s ability to receive dividends or loans from its subsidiaries is restricted. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, the Company’s right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank’s creditors, including depositors, which will take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2009, the Company’s subsidiaries had deposits and other liabilities of $6.8 billion.

The Company Could Experience an Unexpected Inability to Obtain Needed Liquidity

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The Company seeks to ensure its funding needs are met by maintaining a level of liquidity through asset and liability management. If the Company becomes unable to obtain funds when needed, it could have a material adverse effect on the Company’s business and, in turn, the Company’s financial condition and results of operations.

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

Managing Reputational Risk Is Important To Attracting and Maintaining Customers, Investors, and Employees

Threats to the Company’s reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. The Company has policies and procedures in place that seek to protect our reputation and promote ethical conduct. Nonetheless, negative publicity may arise regarding the Company’s business, employees, or customers, with or without merit, and could result in the loss of customers, investors, and employees; costly litigation; a decline in revenues; and increased governmental regulation.

Future Acquisitions May Disrupt the Company’s Business and Dilute Stockholder Value

In addition to generating internal growth, in the past the Company has strategically acquired banks or branches of other banks. The Company may consider future acquisitions to supplement internal growth opportunities. Acquiring other banks or branches involves potential risks, including:

•	Exposure to unknown or contingent liabilities of acquired banks;
•	Exposure to asset quality issues of acquired banks;
•	Disruption of the Company’s business;
•	Loss of key employees and customers of acquired banks;
•	Short-term decrease in profitability;
•	Diversion of management’s time and attention;
•	Issues arising during transition and integration; and
•	Dilution in the ownership percentage of holdings of the Company’s common stock.

The Company from time to time may evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Company’s financial condition and results of operations.

Competition for Acquisition Candidates Is Intense

Competition for acquisitions is intense. Numerous potential acquirors compete with the Company for acquisition candidates. The Company may not be able to successfully identify and acquire suitable targets, which could slow the Company’s growth rate.

The Company May Engage in FDIC-Assisted Transactions, Which Could Present Additional Risks To Its Business

In the current economic environment, the Company may be presented with opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. These acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks such as sharing in exposure to loan losses and providing indemnification against certain liabilities of the failed institution. However, because these acquisitions are for failing banks and structured in a manner that would not allow the Company the time normally associated with preparing for and evaluating an acquisition (including preparing for integration of an acquired institution), the Company may face additional risks if it engages in FDIC-assisted transactions. The assets the Company would acquire would be more troubled than in a typical acquisition. The deposits the Company would assume would generally be higher priced than in a typical acquisition and therefore subject to higher attrition. Integration could be more difficult in this type of acquisition than in a typical acquisition since key staff would have departed. Any inability to overcome these risks could have an adverse effect on the Company’s ability to achieve its business strategy and maintain its market value and profitability.

Moreover, even if the Company is inclined to participate in an FDIC-assisted transaction, the Company can only participate in the bid process if it receives approval of bank regulators. There can be no assurance that the Company will be allowed to participate in the bid process, or what the terms of such transaction might be or whether the Company would be successful in acquiring the bank or targeted assets. The Company may be required to raise additional capital as a condition to, or as a result of, participation in an FDIC-assisted transaction. Any such transactions and related issuances of stock may have a dilutive effect on earnings per share and share ownership.

Furthermore, to the extent the Company is allowed to, and chooses to, participate in FDIC-assisted transactions, the Company may face competition from other financial institutions with respect to proposed FDIC-assisted transactions. To the extent that our competitors are selected to participate in FDIC-assisted transactions, our ability to identify and attract acquisition candidates and/or make acquisitions on favorable terms may be adversely affected.

Failure to Comply with the Terms of Loss Sharing Arrangements with the FDIC May Result in Significant Losses, and the Company May Become Dependant Upon Third Party Vendors in Connection with FDIC-Assisted Transactions

On October 23, 2009, the Bank entered into a Purchase and Assumption Agreement and Loss Share Agreement with the FDIC, under which the Bank assumed all deposits and certain identified assets and liabilities of the former First DuPage Bank. Under the Loss Share Agreement, the FDIC will reimburse the Bank for a portion of losses arising from loan assets of the former First DuPage, specifically 80% of losses of up to $65.0 million with respect to the entire $146.3 million acquired loan portfolio, and 95% of losses in excess of $65.0 million.

The Purchase and Assumption Agreement and the Loss Share agreement have specific and detailed compliance, servicing, notification and reporting requirements. The Company has engaged a third party loan servicing vendor to administer the assets subject to this loss share arrangement, and may engage this or another vendor to provide similar services in the future if the Company engages in future FDIC-assisted transactions. As a result, the Company is, and may increasingly be dependant upon this vendor to provide key services to the Bank. While the Company carefully selected this or another vendor, the Company may not control its actions. Any failure by the vendor to comply with the terms of any loss share arrangement the Bank has with the FDIC, or to properly service the loans and OREO covered by any loss share arrangement, may cause individual loans or large pools of loans to lose eligibility for reimbursement to the Bank from the FDIC. This could result in material losses that are currently not anticipated and could adversely affect the Company’s business or financial condition.

Furthermore, in the event the Bank engages in additional FDIC-assisted transactions with loss sharing arrangements, the Company’s dependence on this vender could increase. The services provided by this vendor are unique and not provided by many vendors either locally or nationwide. As a result, the Company’s ability to replace this vendor if it so chooses could entail significant delay, expense, and risk to the Company, its business operations, and financial condition.

Decline In the Company’s Stock Price Could Require a Write-down of Some Portion or All of the Company’s Goodwill

If the Company’s stock price declines and remains low for an extended period of time, the Company could be required to write off all or a portion of its goodwill, which represents the value in excess of the Company’s tangible book value. Such write off would reduce earnings in the period in which it is recorded. The Company’s stock price is subject to market conditions that can be impacted by forces outside of the control of management, such as a perceived weakness in financial institutions in general, and may not be a direct result of the Company’s performance. A write-down of goodwill could have a material adverse effect on the Company’s results of operations.

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

Any Reduction in the Company’s Credit Ratings Could Increase Its Financing Costs

Various rating agencies publish credit ratings for the Company’s debt obligations, based on their evaluations of a number of factors, some of which relate to Company performance and some of which relate to general industry conditions. Management routinely communicates with each rating agency and anticipates the rating agencies will closely monitor the Company’s performance and update their ratings from time to time during the year.

The Company cannot give any assurance that its current credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Downgrades in the Company’s credit ratings may adversely affect its borrowing costs and its ability to borrow or raise capital, and may adversely affect the Company’s reputation. The Company currently is rated “BBB-” by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc., “Baa1” by Moody’s Investors Service, Inc., and “BBB” by Fitch, Inc.

Risks Associated With the Company’s Common Stock

The Company’s Stock Price Can Be Volatile

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including:

•	Actual or anticipated variations in quarterly results of operations;
•	Recommendations by securities analysts;
•	Operating and stock price performance of other companies that investors deem comparable to the Company;
•	News reports relating to trends, concerns, and other issues in the financial services industry;
•	Perceptions in the marketplace regarding the Company and/or its competitors;
•	New technology used or services offered by competitors;
•	Significant acquisitions or business combinations, strategic partnerships, joint venture, or capital commitments by or involving the Company or its competitors;
•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•	Changes in government regulations; and
•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

•

Prior to the earlier of December 5, 2011 and the date on which all of the Preferred Shares have been redeemed by the Company or transferred by Treasury to third parties, the Company may not, without the consent of Treasury, subject to limited exceptions, redeem, repurchase, or otherwise acquire shares of the Company’s common stock or preferred stock.

•

The Company may not pay dividends on its common stock unless it has fully paid all required dividends on the Preferred Shares. Although the Company fully expects to be able to pay all required dividends on the Preferred Shares, there is no guarantee that it will be able to do so.

•

As long as the Treasury owns the securities purchased from the Company under the CPP, the Company may not, without the prior consent of the Treasury, increase the quarterly dividends it pays on its common stock above $0.31 per share.

•	The Preferred Shares will receive preferential treatment in the event of liquidation, dissolution, or winding up of the Company.

•

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

The Company Has Not Established a Minimum Dividend Payment Level, and It Cannot Assure You of Its Ability to Pay Dividends in the Future

On March 16, 2009, the Company’s Board of Directors announced a reduction in the Company’s quarterly common stock dividend from $0.225 per share to $0.01 per share. The Company does not have any plans to increase its quarterly dividend in the near future, and any increase may require regulatory approval. In addition, the Company may not pay dividends on its common stock unless it has paid dividends on the CPP Preferred Stock. The Company has not established a minimum dividend payment level, and the amount of its dividend may fluctuate. All dividends will be made at the discretion of the Company’s Board of Directors and will depend upon the Company’s earnings, financial condition, and such other factors as the Board of Directors may deem relevant from time to time. The Company’s Board of Directors may, in its discretion, further reduce or eliminate dividends or change its dividend policy in the future.

In addition, the Federal Reserve has issued Federal Reserve Supervision and Regulation Letter SR-09-4, which requires bank holding companies to inform and consult with Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. Under this regulation, if the Company experiences losses in a series of consecutive quarters, it may be required to inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends. In this event, there can be no assurance that the Company’s regulators will approve the payment of such dividends.

All of the Company’s Debt Obligations and Senior Equity Securities will have Priority over the Company’s Common Stock with Respect to Payment in the Event of Liquidation, Dissolution, or Winding-Up and with Respect to the Payment of Dividends

In any liquidation, dissolution, or winding up of First Midwest, the Company’s common stock would rank below all debt claims against First Midwest and claims of all of the Company’s outstanding shares of preferred stock (including the CPP Preferred Stock) and other senior equity securities. As a result, holders of the Company’s common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution, or winding-up of First Midwest until after all of the Company’s obligations to the Company’s debt holders have been satisfied and holders of senior equity securities have received any payment or distribution due to them.

Offerings of Debt, Which Would be Senior to the Company’s Common Stock upon Liquidation, and/or Preferred Equity Securities, Which may be Senior to the Company’s Common Stock for Purposes of Dividend Distributions or upon Liquidation, may Adversely Affect the Market Price of the Company’s Common Stock

The Company may attempt to increase the Company’s capital or, if the capital ratio of the Bank falls below the required minimums, the Company or the Bank could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including trust preferred securities, senior or subordinated notes, and preferred stock. The Company may also decide to raise additional capital by issuing debt or preferred equity securities for other reasons. Upon liquidation, holders of the Company’s debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of the Company’s available assets prior to the holders of the Company’s common stock. Additional equity offerings may dilute the holdings of the Company’s existing stockholders or reduce the market price of the Company’s common stock, or both. Holders of the Company’s common stock are not entitled to preemptive rights or other protections against dilution.

The Company’s Board of Directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the Company’s stockholders. The Company’s Board of Directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the Company’s common stock with respect to dividends or upon the Company’s dissolution, winding-up, and liquidation and other terms. If the Company issues preferred stock in the future that has a preference over the Company’s common stock with respect to the payment of dividends or upon liquidation, or if the Company issues preferred stock with voting rights that dilute the voting power of the Company’s common stock, the rights of holders of the Company’s common stock or the market price of the Company’s common stock could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The executive offices of the Company, the Bank, and certain subsidiary operational facilities are located in a 16-story office building in Itasca, Illinois. The Company and the Bank currently occupy 60,933 square feet of that building, which is leased from an unaffiliated third party.

As of December 31, 2009, the Bank operated through 95 bank branches, one operational facility, and one dedicated lending office. Of these, 24 are leased and the remaining 73 are owned and not subject to any material liens. The banking offices are largely located in various communities throughout northern and central Illinois and northwestern Indiana, primarily the Chicago metropolitan suburban area. At certain Bank locations, excess space is leased to third parties. The Bank also owns 127 automated teller machines (“ATMs”), some of which are housed at banking locations and some of which are independently located. In addition, the Company owns other real property that, when considered individually or in the aggregate, is not material to the Company’s financial position.

The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information with respect to premises and equipment is presented in Note 8 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

There are certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at December 31, 2009. Based on presently available information, the Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS, AND

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded under the symbol “FMBI” in the Nasdaq Global Select market tier of The Nasdaq Stock Market. As of December 31, 2009, there were approximately 11,000 stockholders. The following table sets forth the closing common stock price, dividends declared per common share, and book value per common share during each quarter of 2009 and 2008.

	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$11.50	$11.64	$12.00	$20.25	$28.97	$40.09	$29.36	$31.98
Low	$9.09	$6.19	$5.94	$5.96	$13.65	$13.56	$18.65	$24.38
Quarter-end	$10.89	$11.27	$7.31	$8.59	$19.97	$24.24	$18.65	$27.77
Cash dividends declared per common share	$0.010	$0.010	$0.010	$0.010	$0.225	$0.310	$0.310	$0.310
Dividend yield at quarter-end (1)	0.37%	0.35%	0.55%	0.47%	4.51%	5.12%	6.65%	4.47%
Book value per common share at quarter-end	$13.66	$14.43	$14.22	$14.61	$14.72	$14.80	$14.90	$15.20

(1)	Ratios are presented on an annualized basis.

A discussion regarding the regulatory restrictions applicable to the Bank’s ability to pay dividends to the Company is included in the “Supervision and Regulation - Dividends” and “Risk Factors—Risks Associated with the Company’s Common Stock” sections under Items 1 and 1A of this Form 10-K. A discussion of the Company’s philosophy regarding the payment of dividends is included in the “Management of Capital” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Equity Compensation Plans

The following table sets forth information, as of December 31, 2009, relating to equity compensation plans of the Company pursuant to which options, restricted stock, restricted stock units, or other rights to acquire shares may be granted from time to time.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders (1)	2,633,929	$31.77	1,438,280
Not approved by security holders (2)	5,153	17.77	-

Total	2,639,082	$31.74	1,438,280

(1)

Includes all outstanding options and awards under the Company’s Omnibus Stock and Incentive Plan and the Non-Employee Directors’ Stock Plan (the “Plans”). Additional information and details about the Plans are also disclosed in Notes 1 and 18 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

(2)	Represents shares underlying deferred stock units credited under the Company’s Nonqualified Retirement Plan, payable on a one-for-one basis in shares of the Company’s common stock.

The Nonqualified Retirement Plan (the “Plan”) is a defined contribution deferred compensation plan under which participants are credited with deferred compensation equal to contributions and benefits that would have accrued to the participant under the Company’s tax-qualified plans, but for limitations under the Internal Revenue Code, and to amounts of salary and annual bonus that the participant has elected to defer. Participant accounts are deemed to be invested in separate investment accounts under the plan, with similar investment alternatives as those available under the Company’s tax-qualified savings and profit sharing plan, including an investment account deemed invested in shares of Company common stock. The accounts are adjusted to reflect the investment return related to such deemed investments. Except for the 5,153 shares set forth in the table above, all amounts credited under the Plan are paid in cash.

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

Comparison of Five-Year Cumulative Total Return Among

First Midwest, the S&P 500, and the S&P SmallCap 600 Banks (1)

	2004	2005	2006	2007	2008	2009
First Midwest	100.00	99.42	113.04	92.61	63.50	34.79
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
S&P SmallCap 600 Banks	100.00	93.50	102.25	79.20	76.41	57.44

(1)	Assumes $100 invested on December 31, 2004 in First Midwest’s Common Stock, the S&P 500, and the S&P SmallCap 600 Banks with the reinvestment of all related dividends.

To the extent this Form 10-K is incorporated by reference into any other filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, the foregoing “Stock Performance Graph” will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

No purchases were made by the Company or on its behalf, or by any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of its common stock pursuant to a repurchase program approved by the Company’s Board of Directors on November 27, 2007. Up to 2.5 million shares of the Company’s common stock may be repurchased, and the total remaining authorization under the program was 2,497,747 shares as of December 31, 2009. The repurchase program has no set expiration or termination date. Any repurchases are subject to limitations imposed as part of the CPP under the EESA described elsewhere in this report.

On September 25, 2009, in two separate transactions each of which was designed to be exempt from registration under Section 3(a)(9) of the Securities Act of 1933, the Company issued a total of 5,643,105 shares of newly issued common stock at a price of $10.272 per share in exchange for approximately $39.3 million of the outstanding principal balance of the Company’s 5.85% subordinated debt and approximately $29.5 million of the outstanding principal balance of the 6.95% trust preferred debt issued by First Midwest Capital Trust I. The proceeds from these transactions were used for general corporate purposes and no underwriter was engaged for either transaction. For additional information, see Notes 12 and 13 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

For further details regarding the Company’s stock repurchase programs, refer to the section titled “Management of Capital” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for each of the five years in the period ended December 31, 2009 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the factors affecting the Company’s financial condition and operating results is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

	Years ended December 31,
	2009	2008	2007	2006	2005
Operating Results (Amounts in thousands)
Interest income	$341,751	$409,207	$476,961	$476,409	$366,700
Interest expense	(90,219)	(162,610)	(236,832)	(224,550)	(130,850)

Net interest income	251,532	246,597	240,129	251,859	235,850
Provision for loan losses	(215,672)	(70,254)	(7,233)	(10,229)	(8,930)
Noninterest income	92,563	89,618	111,054	99,014	77,927
Gains (losses) on securities sales, net	26,726	8,903	(746)	4,269	(3,315)
Securities impairment losses	(24,616)	(44,514)	(50,055)	-	-
Gain on FDIC-assisted transaction	13,071	-	-	-	-
Gains on early extinguishment of debt	15,258	-	-	-	-
Noninterest expense	(234,788)	(194,305)	(199,137)	(192,615)	(165,703)

Income (loss) before income tax benefit (expense)	(75,926)	36,045	94,012	152,298	135,829
Income tax benefit (expense)	50,176	13,291	(13,853)	(35,052)	(34,452)

Net (loss) income	(25,750)	49,336	80,159	117,246	101,377
Preferred dividends	(10,265)	(712)	-	-	-
Net loss (income) applicable to non-vested restricted shares	464	(142)	(65)	(57)	-

Net (loss) income applicable to common shares	$(35,551)	$48,482	$80,094	$117,189	$101,377

Weighted-average common shares outstanding	50,034	48,462	49,295	49,102	45,567
Weighted-average diluted common shares outstanding	50,034	48,515	49,586	49,463	45,893
Per Common Share Data
Basic (loss) earnings per common share	$(0.71)	$1.00	$1.62	$2.39	$2.22
Diluted (loss) earnings per common share	(0.71)	1.00	1.62	2.37	2.21
Common dividends declared	0.040	1.155	1.195	1.120	1.015
Book value at year end	13.66	14.72	14.94	15.01	11.99
Market price at year end	10.89	19.97	30.60	38.68	35.06
Performance Ratios
Return on average common equity	(4.84% )	6.46%	10.68%	16.86%	18.83%
Return on average assets	(0.32% )	0.60%	0.99%	1.42%	1.44%
Net interest margin - tax-equivalent	3.72%	3.61%	3.58%	3.67%	3.87%
Dividend payout ratio	(5.63% )	115.50%	73.77%	47.26%	45.93%
Average equity to average assets ratio	11.50%	9.30%	9.27%	8.42%	7.65%

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Highlights (Amounts in thousands)
Total assets	$7,710,672	$8,528,341	$8,091,518	$8,441,526	$7,210,151
Loans	5,203,246	5,360,063	4,963,672	5,008,944	4,306,191
Deposits	5,885,279	5,585,754	5,778,861	6,167,216	5,147,832
Subordinated debt	137,735	232,409	230,082	228,674	130,092
Long-term portion of Federal Home Loan Bank advances	147,418	736	136,064	14,660	13,519
Stockholders’ equity	941,521	908,279	723,975	751,014	544,068
Financial Ratios
Reserve for loan losses as a percent of loans	2.78%	1.75%	1.25%	1.25%	1.31%
Tier 1 capital to risk-weighted assets	12.18%	11.60%	9.03%	9.56%	10.72%
Total capital to risk-weighted assets	14.25%	14.36%	11.58%	12.16%	11.76%
Tier 1 leverage to average assets	10.18%	9.41%	7.46%	7.29%	8.16%
Tangible common equity to tangible assets	6.29%	5.23%	5.58%	5.62%	6.30%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the years 2007 through 2009 and Consolidated Statements of Financial Condition as of December 31, 2008 and 2009. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly-owned banking subsidiary, First Midwest Bank. The discussion is designed to provide stockholders with a comprehensive review of the operating results and financial condition and should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

A condensed review of operations for the fourth quarter of 2009 is included herein in the section titled “Fourth Quarter 2009 vs. 2008.” The review provides an analysis of the quarterly earnings performance for the fourth quarter of 2009 compared to the same period in 2008.

Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

PERFORMANCE OVERVIEW

General Overview

Our banking network is located primarily in suburban metropolitan Chicago and provides a full range of business and retail banking and trust and advisory services through 95 banking branches, one operational facility, and one dedicated lending office. The primary sources of our revenue are net interest income and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, consumer confidence, and competitive conditions within the marketplace.

Table 1

Selected Financial Data

(Dollar amounts in thousands, except per share data)

	Years ended December 31,			% Change
	2009	2008	2007	2009-2008	2008-2007
Operating Results
Interest income	$341,751	$409,207	$476,961	(16.5)	(14.2)
Interest expense	90,219	162,610	236,832	(44.5)	(31.3)

Net interest income	251,532	246,597	240,129	2.0	2.7

Fee-based revenues	85,168	95,106	98,824	(10.4)	(3.8)
Other noninterest income	7,395	(5,488)	12,230	234.7	(144.9)
Write-down of bank-owned life insurance (“BOLI”) included in noninterest income (1)	-	10,360	-	(100.0)	-

Noninterest expense excluding losses realized on other real estate owned (“OREO”) and Federal Deposit Insurance Corporation (“FDIC”) special deposit insurance assessment (2)	(212,734)	(192,739)	(198,952)	10.4	(3.1)

Pre-tax, pre-provision core operating earnings (3)	131,361	153,836	152,231	(14.6)	1.1
Provision for loan losses	(215,672)	(70,254)	(7,233)	207.0	871.3
Gains (losses) on securities sales, net	26,726	8,903	(746)	200.2	1,293.4
Securities impairment losses	(24,616)	(44,514)	(50,055)	44.7	11.1
Gain on FDIC-assisted transaction	13,071	-	-	100.0	-
Gains on early extinguishment of debt	15,258	-	-	100.0	-
Write-down of BOLI (1)	-	(10,360)	-	100.0	(100.0)
Write-downs of OREO (2)	(12,584)	(1,261)	(699)	(897.9)	(80.4)
(Losses) gains on sales of OREO, net (2)	(5,970)	(305)	514	(1,857.4)	(159.3)
FDIC special deposit insurance assessment (2)	(3,500)	-	-	(100.0)	-

(Loss) income before income tax benefit (expense)	(75,926)	36,045	94,012	(310.6)	(61.7)
Income tax benefit (expense)	50,176	13,291	(13,853)	277.5	195.9

Net (loss) income	(25,750)	49,336	80,159	(152.2)	(38.5)
Preferred dividends	(10,265)	(712)	-	(1,341.7)	(100.0)
Net loss (income) applicable to non-vested restricted shares	464	(142)	(65)	426.8	(118.5)

Net (loss) income applicable to common shares	$(35,551)	$48,482	$80,094	(173.3)	(39.5)

Diluted (loss) earnings per common share	$(0.71)	$1.00	$1.62	(171.0)	(38.3)

Performance Ratios
Return on average common equity	(4.84% )	6.46%	10.68%
Return on average assets	(0.32% )	0.60%	0.99%
Net interest margin – tax equivalent	3.72%	3.61%	3.58%
Efficiency ratio	57.86%	53.49%	52.50%

(1)

For a further discussion of this write-down and the Company’s investment in bank owned life insurance, see the section titled “Investment in Bank Owned Life Insurance” and Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

(2)	For a further discussion of losses realized on OREO and this industry-wide special deposit assessment, see the section titled “Noninterest Expense.”
(3)

The Company’s accounting and reporting policies conform to U.S. generally accepted accounting principles (“U. S. GAAP”) and general practice within the banking industry. As a supplement to GAAP, the Company has provided this non-GAAP performance result. The Company believes that this non-GAAP financial measure is useful because it allows investors to assess the Company’s operating performance. Although this non-GAAP financial measure is intended to enhance investors’ understanding of the Company’s business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP.

	December 31, 2009	December 31, 2008	Dollar Change	Percent Change
Balance Sheet Highlights
Total assets	$7,710,672	$8,528,341	$(817,669)	(9.6)
Total loans	5,203,246	5,360,063	(156,817)	(2.9)
Total deposits	5,885,279	5,585,754	299,525	5.4
Transactional deposits	3,885,885	3,457,954	427,931	12.4
Loans to deposits ratio	88.4%	96.0%
Transactional deposits to total deposits	66.0%	61.9%

Asset Quality Highlights
Non-accrual loans	$244,215	$127,768	$116,447	91.1
90 days or more past due loans (still accruing interest)	4,079	36,999	(32,920)	(89.0)

Total non-performing loans	$248,294	$164,767	$83,527	50.7

Restructured loans (still accruing interest)	$30,553	$7,344	$23,209	316.0
30-89 days past due loans	$37,912	$116,206	$(78,294)	(67.4)
Reserve for loan losses as a percent of loans	2.78%	1.75%

2009 Compared with 2008

Net loss was $25.8 million, before adjustment for preferred dividends and non-vested restricted shares, with a $35.6 million loss, or $(0.71) per share, available to common shareholders after such adjustments. This compares to net income of $49.3 million, before adjustment for preferred dividends and non-vested restricted shares for 2008 and net available to common shareholders of $48.5 million, or $1.00 per share, for 2008. The difference was largely due to higher provision for loan losses, FDIC insurance premiums, and loan remediation expenses. The higher losses and expenses were partially offset by an increase in net gains on securities, debt extinguishment, and an FDIC-assisted transaction.

Pre-tax, pre-provision core operating earnings for 2009 were $131.4 million, a decrease of 14.6% from 2008. Improved net interest income was more than offset by lower fee-based revenue and higher remediation costs and FDIC premiums.

Performance for 2009 reflects balanced management of our core business, credit, and capital in what has been an extremely difficult environment. Our core business benefited from solid sales, improved margins, and controlled spending. At the same time we better positioned ourselves to remediate non-performing assets and strengthened our capital position.

In the face of lower property values and resulting rising non-performing assets, we recorded higher charge-offs and significantly increased our reserve for loan losses as we worked to align our problem asset carrying values with our planned disposition strategies. During 2009, we increased our reserve for loan losses to $144.8 million, up $50.9 million from December 31, 2008. The reserve for loan losses represented 2.78% of total loans outstanding at December 31, 2009 compared to 1.75% at December 31, 2008. The reserve for loan losses as a percentage of non-performing loans was 58% at December 31, 2009, up from 57% at December 31, 2008.

The provision for loan losses for 2009 was $215.7 million compared to $70.3 million for 2008. Net charge-offs for 2009 totaled $164.7 million, or 3.08% of average loans, as compared to $38.2 million, or 0.74% of average loans, for 2008. Charge-offs and provisioning during 2009 were largely influenced by the credit performance of our residential construction and land loan portfolio. This portfolio currently represents only 6.0% of total loans but accounted for 45.5% of total non-performing loans as of December 31, 2009 and 38.0% of total 2009 net charge-offs.

We believe such actions taken in 2009 better position us to work out problem loans in the future in the most expedient and economically responsible manner.

During the year, we also notably improved the quality of our capital composition by increasing our level of tangible common equity. We did so primarily through the successful exchange of approximately one-third of our 5.85% subordinated and 6.95% trust preferred debt for common stock at a discount and the delevering of our investment portfolio at a gain. Our tangible common equity ratio stands at 6.29%, which is 106 basis points higher than at December 31, 2008.

Outstanding loans totaled $5.2 billion as of December 31, 2009, a decrease of 2.9% from December 31, 2008. During 2009, extensions of new credits were more than offset by paydowns, charge-offs, conversion of loans to OREO, and the securitization of $25.7 million of real estate 1-4 family loans, which are now included in the securities available-for-sale portfolio. For a discussion of our loan portfolio and credit quality, see the section titled “Loan Portfolio and Credit Quality” elsewhere in this report.

Average core transactional deposits for 2009 were $3.7 billion, an increase of 4.9% from $3.6 billion for 2008. The increase from 2008 primarily reflected customers’ desires to maintain more liquid, short-term deposits.

Our $1.3 billion available-for-sale securities portfolio remains highly liquid with approximately 95% comprised of municipals, collateralized mortgage obligations, and agency pass-through securities. During 2009, we took advantage of the market to sell $855.4 million in securities at a gain of $26.7 million and used these sales proceeds along with cash from maturing investments to reduce our higher cost wholesale funds and improve our net interest margin. Such delevering also contributed to our improved tangible capital ratio.

Tax-equivalent net interest margin was 3.72% for 2009, an 11 basis point increase from 3.61% for 2008. The improvement in margin reflected the combination of improved loan yields, the exchange of a significant portion of our subordinated debt and trust-preferred securities for common shares of the Company, and the reduction of other wholesale borrowings made possible from the delevering of the investment portfolio.

Fee-based revenues, which comprise the majority of noninterest income, decreased for 2009 from 2008 and reflected the impact of lower transaction volumes caused by reduced consumer spending.

Noninterest expense increased $40.5 million for 2009 compared to 2008. The increases from 2008 to 2009 are due primarily to higher loan remediation costs, including costs associated with maintaining OREO, and higher FDIC insurance premiums.

On October 23, 2009, we acquired substantially all the assets of the $260 million former First DuPage Bank (“First DuPage”) in an FDIC-assisted transaction generating a gain of $13.1 million. Loans comprise the majority of the assets acquired and are subject to a loss sharing arrangement with the FDIC whereby we are indemnified against the majority of any losses incurred related to these loans. The loans acquired from the former First DuPage Bank, including the FDIC indemnification, total $223.2 million at December 31, 2009 and are classified and presented as Covered Assets in the Consolidated Statements of Financial Condition. These assets are excluded from the asset quality presentation and any credit-related amounts or ratios presented throughout this document, given the loss share indemnification from the FDIC. The acquisition of First DuPage enables us to expand into DuPage County and fits within our strategic growth plans.

2008 Compared with 2007

Our net income was $49.3 million for 2008 compared to $80.2 million for 2007 and earnings of $1.00 per diluted common share for 2008, as compared to $1.62 per diluted common share for 2007. Return on average assets was 0.60% for 2008 compared to 0.99% for 2007. Return on average common equity was 6.46% for 2008 compared to 10.68% for 2007.

Performance for 2008 was adversely impacted by higher loan loss provisions and securities-related losses, stemming from continued economic weakness, which were partially offset by the recognition of certain nonrecurring tax benefits. Income before taxes totaled $36.0 million for 2008, as compared to $94.0 million for 2007, with the difference largely due to higher provision for loan losses. Provision for loan losses for 2008 was $70.3 million as contrasted to $7.2 million in 2007, with the increase primarily due to deterioration in our residential construction portfolio. In addition, we recognized net securities impairment losses of $44.5 million in 2008 compared to $50.1 million in 2007.

Average core transactional deposits for 2008 were $3.6 billion, relatively unchanged from 2007. Our ability to fund lending activity predominantly with core customer deposits provides a long-term competitive advantage given the volatility in the cost and availability of wholesale funds.

Outstanding loans totaled $5.4 billion as of December 31, 2008, an increase of 8.0% from December 31, 2007, with the increase due primarily to growth in the commercial real estate and commercial and industrial loan categories.

Non-accrual loans at December 31, 2008 were $127.8 million, or 2.38% of total loans, compared to $18.5 million, or 0.37% of total loans, at December 31, 2007, with residential construction loans accounting for $97.1 million of the total. Loans 90 days or more past due and still accruing totaled $37.0 million, an increase of $15.9 million from the prior year, and other real estate owned totaled $24.4 million, an increase of $18.3 million from the prior year.

In 2008, in response to the impact of continuing economic weakness on real estate and related markets, we increased our reserve for loan losses to $93.9 million as of December 31, 2008, up $32.1 million from December 31, 2007. The reserve for loan losses represented 1.75% of total loans outstanding at December 31, 2008 compared to 1.25% at December 31, 2007. Provision for losses for 2008 totaled $70.3 million and exceeded net charge-offs by $32.1 million.

Net interest margin for 2008 was 3.61% compared to 3.58% for 2007 as we were able to more than offset declines in asset yields with reductions in our cost of funds.

Fee-based revenues were $95.1 million for full year 2008, down 3.8% from 2007. Excluding certain services we discontinued in late 2007 from both years, fee-based revenues declined 1% from 2007, due primarily to lower trust revenue and lower retail sales of investment products.

Noninterest expense for 2008 declined 2.4% from 2007 due primarily to a reduction in salary and benefit costs. From 2006 to 2008, the Company reduced its staffing by 4.4%, or 83 full-time equivalents.

We recognized significant federal and state tax benefits due to favorable court rulings and results of examinations related to prior years. These benefits, coupled with the increase in tax-exempt income as a percent of total income in 2008, resulted in a net tax benefit for 2008 of $13.3 million.

Management’s Outlook

As we enter 2010, signs of economic recovery are emerging but remain tenuous. Furthermore, actions taken by the federal government through legislation and regulation continue to evolve.

In what promises to again be a challenging credit environment, it is our belief that our strong core operating performance, coupled with an expanded capital base, positions us to better navigate the uncertainty of the times, meet the needs of our clients and communities, and benefit from future recovery in the market place.

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

Table 2

Effect of Tax-Equivalent Adjustment

(Dollar amounts in thousands)

	Years Ended December 31,			% Change
	2009	2008	2007	2009-2008	2008-2007
Net interest income (GAAP)	$251,532	$246,597	$240,129	2.0	2.7
Tax-equivalent adjustment	19,658	22,225	20,906	(11.6)	6.3

Tax-equivalent net interest income	$271,190	$268,822	$261,035	0.9	3.0

Table 3 summarizes changes in our average interest-earning assets and interest-bearing liabilities over the last three years as well as interest income and interest expense related to each category of assets and funding sources and the average interest rates earned and paid on each. The table also shows the trend in net interest margin on a quarterly basis for 2009 and 2008, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. Table 4 details increases in income and expense for each of the major categories of interest-earning assets and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 2 above.

Tax-equivalent net interest margin was 3.72% for 2009, up 11 basis points from 3.61% for 2008. The yield on interest-earning assets for 2009 declined 84 basis points compared to 2008, while our cost of funds declined 106 basis points compared to 2008. As of December 31, 2009, our loan-to-deposit ratio was 88.4%, with two-thirds of our customer deposits consisting of demand, NOW, money market, and savings transactional accounts.

2009 net interest margin reflects our solid core deposit base and our ability to effectively manage our cost of funds. During the last half of 2009, we delevered our balance sheet by using proceeds from securities sales of $855.4 million and maturities to reduce our level of borrowed funds and time deposits. Interest rates began declining in September 2007 and continued through fourth quarter 2008, resulting in a reduction in interest rates for both fixed and floating interest rates on our loan portfolio in 2009. During 2009 we instituted interest rate floors on a portion of our loan portfolio that moderated the overall decline in loan yields and contributed to improved margins. The decline in interest-earning asset yields was more than compensated for by a shift in funding toward less expensive transactional deposits.

During 2009, we placed loans on non-accrual status and accordingly reversed interest accrued of $5.7 million. Excluding this adjustment, full year 2009 net interest margin would have been approximately 4.04%.

We continue to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-K.

Table 3

Net Interest Income and Margin Analysis

(Dollar amounts in thousands)

	2009			2008			2007
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets:
Interest-bearing deposits with banks	$6,080	$13	0.21	$3,399	$52	1.53	$7,550	$383	5.07
Federal funds sold and securities purchased under agreements to resell	84,451	186	0.22	14,672	166	1.13	3,011	173	5.75
Mortgages held for sale	-	-	-	37	3	8.11	2,940	171	5.82
Securities:
Trading - taxable	12,270	227	1.85	17,202	289	1.68	17,006	360	2.12
Available-for-sale - taxable	890,848	41,932	4.71	1,171,264	61,844	5.28	1,268,389	66,788	5.27
Available-for-sale - nontaxable (1)	770,380	47,895	6.22	936,933	57,344	6.12	906,905	54,755	6.04
Held-to-maturity - taxable	8,520	460	5.40	7,670	341	4.45	9,450	422	4.47
Held-to-maturity - nontaxable (1)	77,464	5,444	7.03	84,718	5,879	6.94	88,099	6,159	6.99

Total securities	1,759,482	95,958	5.45	2,217,787	125,697	5.67	2,289,849	128,484	5.61

Federal Home Loan Bank and Federal Reserve Bank stock	55,081	1,199	2.18	54,767	1,318	2.41	54,774	2,034	3.71
Loans (1)(2):
Commercial and industrial	1,481,501	71,509	4.83	1,435,525	85,319	5.94	1,379,007	104,968	7.61
Agricultural	129,773	5,318	4.10	176,378	8,822	5.00	166,647	11,721	7.03
Commercial real estate	3,034,192	150,753	4.97	2,775,847	165,121	5.95	2,592,170	192,003	7.41
Consumer	536,788	25,371	4.73	547,965	31,771	5.80	596,885	44,978	7.54
Real estate – 1-4 family	166,725	9,683	5.81	214,164	13,163	6.15	208,770	12,952	6.20

Total loans	5,348,979	262,634	4.91	5,149,879	304,196	5.91	4,943,479	366,622	7.42

Covered assets (3)	28,049	1,419	5.06	-	-	-	-	-	-

Total interest-earning assets (1)(2)	7,282,122	361,409	4.96	7,440,541	431,432	5.80	7,301,603	497,867	6.82

Cash and due from banks	119,469			136,547			152,057
Reserve for loan losses	(127,037)			(66,378)			(62,227)
Other assets	789,555			714,730			699,900

Total assets	$8,064,109			$8,225,440			$8,091,333

Liabilities and Stockholders’ Equity:
Savings deposits	$751,386	3,024	0.40	$792,524	7,148	0.90	$754,009	11,844	1.57
NOW accounts	984,529	3,102	0.32	935,429	9,637	1.03	900,956	14,536	1.61
Money market deposits	937,766	9,213	0.98	787,218	13,220	1.68	859,864	28,469	3.31

Total interest-bearing transactional deposits	2,673,681	15,339	0.57	2,515,171	30,005	1.19	2,514,829	54,849	2.18
Time deposits	2,001,207	48,838	2.44	2,172,379	80,617	3.71	2,319,902	111,418	4.80

Total interest-bearing deposits	4,674,888	64,177	1.37	4,687,550	110,622	2.36	4,834,731	166,267	3.44
Borrowed funds	1,118,792	12,569	1.12	1,438,908	37,192	2.58	1,131,700	55,540	4.91
Subordinated debt	208,621	13,473	6.46	231,961	14,796	6.38	227,756	15,025	6.60

Total interest-bearing liabilities	6,002,301	90,219	1.50	6,358,419	162,610	2.56	6,194,187	236,832	3.82

Demand deposits	1,061,208			1,043,972			1,055,251
Other liabilities	72,927			58,318			91,784
Stockholders’ equity – common	734,673			750,497			750,111
Stockholders’ equity – preferred	193,000			14,234			-

Total liabilities and stockholders’ equity	$8,064,109			$8,225,440			$8,091,333

Net interest income/margin (1)		$271,190	3.72		$268,822	3.61		$261,035	3.58

(1)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(2)

Loans on a non-accrual basis for the recognition of interest income totaled $244.2 million as of December 31, 2009, $127.8 million as of December 31, 2008, and $18.4 million as of December 31, 2007 and are included in loans for purposes of this analysis.

(3)	Covered interest-earning assets consist of loans acquired through an FDIC-assisted transaction. For additional discussion, please refer to the section titled “Covered Assets.”

Table 4

Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)

(Dollar amounts in thousands)

	2009 compared to 2008			2008 compared to 2007
	Volume	Rate	Total	Volume	Rate	Total
Interest-bearing deposits with banks	$400	$(439)	$(39)	$(146)	$(185)	$(331)
Federal funds sold and securities purchased under agreements to resell	24	(4)	20	(9)	2	(7)
Mortgages held for sale	(2)	(1)	(3)	(278)	110	(168)
Securities:
Trading – taxable	(95)	33	(62)	4	(75)	(71)
Available-for-sale – taxable	(13,700)	(6,212)	(19,912)	(5,129)	185	(4,944)
Available-for-sale – nontaxable (2)	(10,371)	922	(9,449)	1,831	758	2,589
Held-to-maturity – taxable	41	78	119	(79)	(2)	(81)
Held-to-maturity – nontaxable (2)	(511)	76	(435)	(235)	(45)	(280)

Total securities	(24,636)	(5,103)	(29,739)	(3,608)	821	(2,787)

Federal Home Loan Bank and Federal Reserve Bank stock	8	(127)	(119)	-	(716)	(716)
Loans (2):
Commercial and industrial	2,839	(16,649)	(13,810)	4,519	(24,168)	(19,649)
Agricultural	(2,081)	(1,423)	(3,504)	734	(3,633)	(2,899)
Commercial real estate	18,656	(33,024)	(14,368)	15,111	(41,993)	(26,882)
Consumer	(636)	(5,764)	(6,400)	(3,463)	(9,744)	(13,207)
Real estate – 1-4 family	(2,787)	(693)	(3,480)	330	(119)	211

Total loans	15,991	(57,553)	(41,562)	17,231	(79,657)	(62,426)

Covered assets	1,419	-	1,419	-	-	-

Total interest income (2)	(6,796)	(63,227)	(70,023)	13,190	(79,625)	(66,435)

Savings deposits	(353)	(3,771)	(4,124)	640	(5,336)	(4,696)
NOW accounts	535	(7,070)	(6,535)	580	(5,479)	(4,899)
Money market deposits	3,425	(7,432)	(4,007)	(2,232)	(13,017)	(15,249)

Total interest-bearing transactional deposits	3,607	(18,273)	(14,666)	(1,012)	(23,832)	(24,844)
Time deposits	(5,945)	(25,834)	(31,779)	(6,733)	(24,068)	(30,801)

Total interest-bearing deposits	(2,338)	(44,107)	(46,445)	(7,745)	(47,900)	(55,645)
Borrowed funds	(6,953)	(17,670)	(24,623)	24,673	(43,021)	(18,348)
Subordinated debt	(1,510)	187	(1,323)	288	(517)	(229)

Total interest expense	(10,801)	(61,590)	(72,391)	17,216	(91,438)	(74,222)

Net interest income (2)	$4,005	$(1,637)	$2,368	$(4,026)	$11,813	$7,787

(1)

For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

As shown in Table 4, 2009 tax-equivalent net interest income increased $2.4 million compared to 2008 following an increase of $7.8 million from 2007 to 2008. This was the result of a decrease in interest expense more than offsetting a decrease in interest income.

As shown in Table 4, tax equivalent interest income declined $70.0 million for 2009 compared to 2008. The decrease in interest-earning assets reduced interest income by $6.8 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $63.2 million. Interest expense for 2009 declined $72.4 million compared to 2008. The decrease in interest-bearing liabilities reduced interest expense by $10.8 million, but the shift from time deposits to less expensive wholesale borrowing, coupled with an overall decrease in the average rate paid on interest-bearing liabilities reduced interest expense by $61.6 million.

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

Our net interest margin performance in 2010 will depend, to a large extent, on stability of interest rates and our ability to maintain transactional deposits at our current cost of funds and may be adversely impacted by the level of loans placed on non-accrual.

Noninterest Income

Table 5

Noninterest Income Analysis

(Dollar amounts in thousands)

	Years ended December 31,			% Change
	2009	2008	2007	2009-2008	2008-2007
Service charges on deposit accounts	$38,754	$44,987	$45,015	(13.9)	(0.1)
Trust and investment advisory fees	14,059	15,130	15,701	(7.1)	(3.6)
Other service charges, commissions, and fees	16,529	18,846	22,183	(12.3)	(15.0)
Card-based fees (1)	15,826	16,143	15,925	(2.0)	1.4

Subtotal fee-based revenues	85,168	95,106	98,824	(10.4)	(3.8)
Bank owned life insurance (“BOLI”) (2)	2,263	(2,369)	8,033	(195.5)	(129.5)
Other income (3)	2,590	2,819	3,078	(8.1)	(8.4)

Subtotal recurring noninterest income	90,021	95,556	109,935	(5.8)	(13.1)
Trading gains (losses), net (4)	2,542	(5,938)	1,119	(142.8)	(630.7)
Gains (losses) on securities sales, net	26,726	8,903	(746)	200.2	(1,293.4)
Securities impairment losses	(24,616)	(44,514)	(50,055)	(44.7)	(11.1)
Gain on FDIC-assisted transaction	13,071	-	-	100.0	-
Gains on early extinguishment of debt	15,258	-	-	100.0	-

Total noninterest income	$123,002	$54,007	$60,253	127.8	(10.4)

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

(3)	Other income consists of various items including safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.
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

Our total noninterest income increased $69.0 million for 2009 compared to 2008. The increase was driven largely by significantly higher net gains on securities, debt extinguishment, and an FDIC-assisted transaction, which offset declines in fee-based revenues.

Fee-based revenues, which comprise the majority of noninterest income, decreased 10.4% for 2009 from 2008. This decrease reflects the impact of lower transaction volumes caused by reduced consumer spending. All major fee categories decreased from 2008.

Service charges on deposit accounts declined 13.9% for 2009 compared to 2008 due to lower transaction volumes caused by reduced consumer spending.

Other service charges, commissions, and fees declined 12.3% for 2009 compared to 2008. The decline was due to reduced merchant fees generated from processing consumer transactions and lower sales of third-party annuity and investment products.

BOLI income represents benefit payments received and the change in cash surrender value (“CSV”) of the policies, net of premiums paid. The change in CSV is attributable to earnings or losses credited to policies, based on investments made by the insurer. In 2009, BOLI income was $2.3 million compared to a BOLI loss of $2.4 million for 2008. In fourth quarter 2008, management elected to accept lower market returns in order to reduce its risk to market volatility through investment in shorter-duration, lower-yielding money market instruments. See the section titled “Investment in Bank Owned Life Insurance” for a discussion of our investment in BOLI.

Fee-based revenues were $95.1 million for 2008, down 3.8% from 2007. In fourth quarter 2007, we ceased originating traditional residential mortgages, and in first quarter 2008, we began to maintain cashier check balances in-house rather than outsource the service in exchange for a fee. If both were excluded from the 2007 amount, fee-based revenues for 2008 would have declined 1.0% from 2007, primarily due to lower trust revenue and retail sales of investment products.

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

2008 was the first year in which we reported a loss on BOLI. In 2008, we received $2.7 million of death benefit payments compared to $877,000 in 2007. However, this was more than offset by a decrease in the CSV of the underlying policies. During fourth quarter 2008, the fair value of investments underlying a separate account with a CSV of $114.8 million declined below 80% of book value. We transferred the underlying investments to a short-duration, lower yielding money market account and recognized a charge against income for $2.9 million. In order to obtain the flexibility to invest these assets in the future into higher yielding investments, we reduced the cash surrender value by an additional $7.5 million at December 31, 2008, so that the fair value of the investments was 86.6% of book value.

We recognized net securities gains and securities impairment losses for each period presented. For a discussion of these items, see the section titled “Investment Portfolio Management.”

For a discussion of the gain on FDIC-assisted transaction of $13.1 million, refer to the section titled “Covered Assets.” For a discussion of gains on early extinguishment of debt of $15.3 million for 2009, see the section titled, “Funding and Liquidity Management.”

Noninterest Expense

Table 6

Noninterest Expense Analysis

(Dollar amounts in thousands)

	Years ended December 31,			% Change
	2009	2008	2007	2009-2008	2008-2007
Compensation expense:
Salaries and wages	$82,640	$77,074	$85,707	7.2	(10.1)
Retirement and other employee benefits	23,908	22,836	25,891	4.7	(11.8)

Total compensation expense	106,548	99,910	111,598	6.6	(10.5)

Other real estate owned (“OREO”) expense:
Write-downs of OREO properties	12,584	1,261	699	897.9	80.4
Losses (gains) on the sales of OREO, net	5,970	305	(514)	1,857.4	(159.3)
OREO operating expense, net (1)	4,905	1,843	787	166.1	134.2

Total OREO expense	23,459	3,409	972	588.1	250.7

FDIC insurance premiums	13,673	1,065	747	1,183.8	42.6
Net occupancy expense	22,762	23,378	22,054	(2.6)	6.0
Loan remediation costs	4,685	888	843	427.6	5.3
Other professional services	11,111	10,010	8,191	11.0	22.2
Equipment expense	8,962	9,956	10,540	(10.0)	(5.5)
Technology and related costs	8,987	7,429	7,084	21.0	4.9
Advertising and promotions	7,313	6,491	6,293	12.7	3.1
Merchant card expense	6,453	6,985	6,830	(7.6)	2.3
Other expenses	20,835	24,784	23,985	(15.9)	3.3

Total noninterest expense	$234,788	$194,305	$199,137	20.8	(2.4)

Average full-time equivalent (“FTE”) employees	1,766	1,824	1,881

Efficiency ratio (2)	57.86%	53.49%	52.50%

(1)	OREO operating expense, net, consists of real estate taxes, insurance, and maintenance, net of any rental income.
(2)	The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees and other income.

Noninterest expense increased 20.8% for 2009 compared to 2008. The increase from 2008 to 2009 was due to higher loan remediation costs, including costs associated with maintaining OREO, higher FDIC insurance premiums (including a special deposit premium assessed by the FDIC during second quarter 2009 of $3.5 million) and higher compensation expense primarily related to the market adjustment for the Company’s non-qualified deferred compensation plan.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the Deposit Insurance Fund (“DIF”). During fourth quarter 2009, the FDIC required all financial institutions to prepay their next three years’ deposit premiums. As of December 31, 2009, we had $34.7 million in prepaid FDIC assessments. This prepayment will be expensed as we incur FDIC insurance premiums in future periods.

Salaries and wages increased in 2009 compared to 2008 due to an increase in the obligation to participants under deferred compensation plans resulting from changes in the fair value of trading securities held on behalf of plan participants. Such increases were partially offset by declines in incentive compensation and share-based compensation expense. The 4.7% increase in retirement and other employee benefits for 2009 compared to 2008 resulted from an increase in pension plan expense.

The 21.0% increase in technology and related costs from 2008 to 2009 was due to an upgrade of technology for the delivery of voice communications over networks such as the Internet. This investment in technology, which we expect will be more than offset by future savings, positions us for the future by providing us with a much more cost-effective means of communicating and transferring data. This cost also provides a savings in telephone expense, which is included in other expenses. The remaining variance in technology and related costs resulted from standard contractual increases.

The decline in other expenses for 2009 compared to 2008 was spread over various noninterest expense categories including freight and courier expense, telephone, supplies, and amortization expense.

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

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 2007 through 2009 are detailed in the following table.

Table 7

Income Tax Expense Analysis

(Dollar amounts in thousands)

	Years ended December 31,
	2009	2008		2007
(Loss) income before income tax (benefit) expense	$(75,926)	$36,045		$94,012
Income tax (benefit) expense:
Federal income tax (benefit) expense	$(39,106)	$(2,349)		$15,979
State income tax (benefit) expense	(11,070)	(10,942)		(2,126)

Income tax (benefit) expense	$(50,176)	$(13,291)		$13,853

Effective income tax rate	N/M	(36.9%	)	14.7%

Federal effective income tax rate	N/M	(6.5%	)	16.2%
State effective income tax rate, net of federal tax effect	N/M	(30.4%	)	(1.5%	)

    N/M    Not meaningful.

Federal income tax expense and the related effective income tax rate are primarily influenced by the amount of tax-exempt income derived from investment securities and bank owned life insurance (“BOLI”) in relation to pre-tax income. State income tax expense and the related effective tax rate are influenced by state tax rules relating to consolidated/combined reporting and sourcing of income and expense.

Income tax benefits totaled $50.2 million in 2009 and $13.3 million in 2008. We recorded $13.9 million in tax expense in 2007. The increase in income tax benefits from 2008 to 2009 was primarily attributable to a decrease in pre-tax income in 2009, coupled with an increase in tax-exempt interest as a percent of total pre-tax income. This effect was offset in part by a decrease in state tax-exempt income attributable to changes in Illinois tax law effective in 2009.

The decrease in income tax expense from 2007 to 2008 was primarily attributable to a decrease in pre-tax income in 2008, and to a lesser extent, to the recording of state tax benefits relating uncertain tax positions. This was offset in part by a decrease in BOLI income in 2008.

Our accounting policies underlying the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K. Income tax expense and benefits recorded due to changes in uncertain tax positions are also described in Note 16.

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

Table 8

Investment Portfolio Valuation Summary

(Dollar amounts in thousands)

	As of December 31, 2009			As of December 31, 2008			As of December 31, 2007
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$-	$-	-	$1,041	$1,039	0.1	$1,028	$1,027	-
U.S. Agency securities	756	756	-	-	-	-	42,492	41,895	1.9
Collateralized mortgage obligations	307,921	299,920	21.8	698,839	694,285	30.1	534,800	534,688	24.5
Other mortgage-backed securities	249,282	239,567	17.5	518,265	504,918	21.9	420,320	417,532	19.1
State and municipal securities	651,680	649,269	47.3	906,747	907,036	39.4	966,835	961,638	44.0
Collateralized debt obligations	11,728	54,359	4.0	42,086	60,406	2.6	81,630	95,584	4.4
Corporate debt securities	37,551	36,571	2.7	33,325	35,731	1.5	7,688	10,000	0.5
Equity securities	7,842	7,667	0.6	15,883	16,089	0.7	25,253	25,295	1.1

Total available-for-sale	1,266,760	1,288,109	93.9	2,216,186	2,219,504	96.3	2,080,046	2,087,659	95.5

Held-to-Maturity
State and municipal securities	84,496	84,182	6.1	84,592	84,306	3.7	97,931	97,671	4.5

Total securities	$1,351,256	$1,372,291	100.0	$2,300,778	$2,303,810	100.0	$2,177,977	$2,185,330	100.0

	As of December 31, 2009			As of December 31, 2008
	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	-	-	-	1.35%	1.50	0.89%
U.S. Agency securities	1.29%	1.40	0.78%	-	-	-
Collateralized mortgage obligations	1.96%	2.44	5.02%	1.25%	1.80	5.25%
Other mortgage-backed securities	2.64%	3.69	4.95%	1.75%	1.95	5.52%
State and municipal securities	5.43%	7.12	6.17%	5.26%	7.61	6.15%
Collateralized debt obligations	0.25%	8.27	0.00%	0.25%	5.84	3.26%
Other securities	5.80%	11.94	5.28%	6.03%	12.61	5.06%

Total available-for-sale	3.88%	5.57	5.38%	3.07%	4.51	5.62%

Held-to-Maturity
State and municipal securities	6.28%	8.51	6.88%	7.00%	9.26	7.10%

Total securities	4.03%	5.75	5.47%	3.21%	4.69	5.67%

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

Held-to-maturity securities, which we have the positive intent and ability to hold until maturity, are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Trading securities are carried at fair value, with unrealized gains and losses recorded in other noninterest income. All other securities are classified as securities available-for-sale and are carried at fair value. During third quarter 2009, we securitized $25.7 million of real estate 1-4 family loans, which are now included in the securities available-for-sale portfolio.

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

As of December 31, 2009, our securities portfolio totaled $1.4 billion, decreasing 41.3% from December 31, 2008, as we took advantage of opportunities in the market to sell securities at a net gain. During 2009, we sold $855.4 million of mortgage-backed, municipal, and other securities that generated $26.7 million of gains. These gains were partly offset by other-than-temporary impairment charges of $24.6 million primarily related to our trust preferred collateralized debt obligations (“CDOs”).

After recognizing these impairments, our remaining CDOs consist of seven trust-preferred pooled debt securities with an amortized cost of $54.3 million and a fair value of $11.7 million as of December 31, 2009. The unrealized loss on these securities as of December 31, 2009 of $42.6 million reflects the difference between amortized cost and fair value that we determined did not relate to credit, and reflects the market’s temporary bias towards these investments. Our investments in trust preferred CDOs are supported by the credit of the underlying banks and insurance companies. The $5.8 million increase in unrealized loss on these securities since December 31, 2008 reflects the market’s perception of the overall deterioration in the strength of the financial sector and its negative bias toward structured investment vehicles given the current interest rate and liquidity environment.

Based on our cash flow modeling of these investments, we currently project no further change in our net cash flows from these seven CDOs, and we have both the intent and ability to hold them until maturity or recovery and more than likely will not be forced to sell them before recovering our cost basis. Our estimation of cash flows for these investments and resulting fair values were based upon cash flow modeling as described in Note 24 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Investments in state and local municipalities comprised 47.3% of the total available-for-sale securities portfolio. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Almost our entire portfolio in this category carries third-party bond insurance or other credit enhancement. The majority are general obligations of state and local municipalities.

As of December 31, 2009 gross unrealized gains in the state and municipal securities portfolio totaled $8.5 million, and gross unrealized losses totaled $6.1 million, resulting in a net unrealized gain of $2.4 million at December 31, 2009 compared to an unrealized loss of $289,000 at December 31, 2008. The change in fair value of municipal securities reflects a decline in market interest rates and a tightening of spreads, which drove the increase in fair values of these fixed-rate investments. The $6.1 million in unrealized loss in the portfolio relates to securities that carry investment grade ratings, with the bulk of them supported by the general revenues of the issuing governmental entity and supported by third-party insurance. We do not believe the unrealized loss on any of these securities is other-than-temporary.

Collateralized mortgage obligations and other mortgage-backed securities are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these types of securities as of December 31, 2009 represents an other-than-temporary impairment, since the unrealized losses associated with these securities are not believed to be attributable to credit quality, but rather to changes in interest rates and temporary market movements.

Other securities include corporate bonds and other miscellaneous equity securities. We do not believe the unrealized loss on any of these securities is other-than-temporary.

We recognized non-cash impairment charges totaling $44.5 million in 2008. Of these impairment charges, $10.1 million related to six asset-backed CDOs. We had previously recognized a $50.1 million impairment during 2007 regarding these assets. The fair value of these specific asset-backed CDOs was zero at December 31, 2008 and 2009. Of the remaining 2008 non-cash impairment charge of $34.5 million, $24.8 million related to three trust-preferred CDOs with an aggregate cost of $38.9 million.

Effective January 1, 2009, we adopted new accounting guidance related to the recognition of other-than-temporary impairment. The effect of the adoption was to reverse $18.5 million of the $24.8 million in 2008 impairment charges on the trust-preferred CDOs on January 1, 2009 as an adjustment to retained earnings. As a result of the guidance, we only recognized the credit portion of unrealized losses on other-than-temporarily impaired securities in earnings and the remaining portion in other comprehensive income. In 2009, this resulted in $42.6 million in unrealized losses being reported in other comprehensive income, which would have been required to be recorded in earnings under prior guidance. For additional information regarding this new accounting guidance, please refer to Notes 2 and 4 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

In 2008, we also recorded a $9.7 million non-cash impairment charge related to two whole loan mortgage-backed securities with a combined par value of $16.6 million and a single Sallie Mae debt issuance with a par value of $10.0 million. The two whole loan mortgage-backed securities are included with “Collateralized mortgage obligations” in the table above and the Sallie Mae debt issuance is included in “corporate debt securities.”

The effective duration of the available-for-sale portfolio increased to 3.88% as of December 31, 2009 from 3.07% as of December 31, 2008. The rise in effective duration from December 31, 2008 to December 31, 2009 was the result of rising interest rates during 2009.

Table 9

Repricing Distribution and Portfolio Yields

(Dollar amounts in thousands)

	As of December 31, 2009
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)
Available-for-Sale
U.S. Agency securities	$-	-	$756	0.78%	$-	-	$-	-
Collateralized mortgage obligations (2)	83,676	5.09%	174,887	4.97%	38,169	5.03%	3,188	5.94%
Other mortgage-backed securities (2)	88,854	4.56%	91,962	5.11%	39,271	5.20%	19,480	5.46%
State and municipal securities (3)	14,809	6.79%	85,159	6.24%	233,998	6.14%	315,303	6.14%
Collateralized debt obligations	-	-	-	-	-	-	54,359	3.26%
Other securities (4)	5,955	1.20%	2,220	6.36%	22,792	6.36%	13,271	5.10%

Total available-for-sale	193,294	4.86%	354,984	5.31%	334,230	5.92%	405,601	5.69%

Held-to-Maturity
State and municipal securities (3)	17,617	7.41%	21,174	6.36%	14,935	6.74%	30,456	6.99%

Total securities	$210,911	5.07%	$376,158	5.37%	$349,165	5.95%	$436,057	5.78%

(1)	Based on amortized cost.
(2

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

COVERED ASSETS

On October 23, 2009, we acquired substantially all the assets of the $260 million former First DuPage Bank (“First DuPage”) in an FDIC-assisted transaction generating a bargain-purchase gain of $13.1 million. Loans comprise the majority of the assets acquired and are subject to a loss sharing arrangement with the FDIC whereby we are indemnified against the majority of any losses incurred related to these loans. The loans acquired from the former First DuPage Bank, including the FDIC indemnification, total $223.2 million at December 31, 2009 and are classified and presented as covered assets in the Consolidated Statements of Financial Condition. These assets are excluded from the asset quality presentation, given the loss share indemnification from the FDIC. A break down of the covered assets is as follows.

Table 10

Covered Assets

(Dollar amounts in thousands)

December 31, 2009
Loans	$146,319
Other real estate owned	8,981
FDIC loss share receivable	67,945

$223,245

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

Portfolio Composition

Our loan portfolio is comprised of both corporate and consumer loans, with corporate loans representing 87.2% of total loans outstanding. The corporate loan component represents commercial and industrial, agricultural, commercial real estate, and real estate construction lending categories. Approximately $241.3 million, or 5.3% of corporate loans, consist of loans to small businesses. Consistent with our emphasis on relationship banking, the majority of our loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize other Company banking services, such as cash management or trust services.

We seek to balance our corporate loan portfolio among loan categories as well as by industry segment, subject to internal policy limits and as influenced by market and economic conditions and maintain a diversified portfolio of both corporate and consumer loans to minimize our exposure to any particular industry or any segment of the economy. We do not offer any sub-prime products, and we seek to limit our exposure to any single borrower. Although our legal lending limit is $209.1 million, the largest loan balance to a single borrower at December 31, 2009 was $33.1 million, and only 49 borrowers had aggregate outstanding loan balances in excess of $10 million.

In terms of overall commitments to extend credit, our largest aggregate exposure to a single borrower as of December 31, 2009 was $33.1 million. We also have exposure of $47.8 million to a group of related companies comprising a single relationship. We had only 28 credits in the portfolio where total commitments to a single borrower relationship exceeded $20.0 million as of December 31, 2009.

Table 11

Loan Portfolio (1)

(Dollar amounts in thousands)

	As of December 31,
	2009		% of Total	2008	% of Total	2007		% of Total	2006	% of Total	2005	% of Total
Commercial and industrial	$1,438,063		27.6	$1,490,101	27.8	$1,347,481		27.1	$1,413,263	28.2	$1,161,660	27.0
Agricultural	209,945		4.0	216,814	4.1	235,498		4.8	213,730	4.3	192,560	4.5
Commercial real estate:
Office	394,228		7.6	339,912	6.3	256,211		5.2	232,941	4.7	239,886	5.6
Retail	331,803		6.4	265,568	5.0	193,581		3.9	192,247	3.8	165,611	3.8
Industrial	486,934		9.3	419,761	7.8	374,286		7.5	364,020	7.3	288,871	6.7

Total office, retail, and industrial	1,212,965		23.3	1,025,241	19.1	824,078		16.6	789,208	15.8	694,368	16.1

Residential construction	313,919		6.0	509,059	9.5	505,194		10.2	451,186	9.0	319,842	7.4
Commercial construction	134,680		2.6	258,253	4.8	244,904		4.9	218,027	4.3	93,443	2.2
Commercial land	96,838		1.9	98,322	1.8	143,289		2.9	144,146	2.9	209,859	4.9

Total construction	545,437		10.5	865,634	16.1	893,387		18.0	813,359	16.2	623,144	14.5

Multi-family	333,961		6.4	286,963	5.4	217,266		4.4	303,720	6.1	330,189	7.7
Investor-owned rental property	119,132		2.3	131,635	2.4	128,739		2.6	106,949	2.1	90,436	2.1
Other commercial real estate	679,851		13.1	597,694	11.2	532,741		10.7	501,475	10.0	343,287	7.9

Total commercial real estate	2,891,346		55.6	2,907,167	54.2	2,596,211		52.3	2,514,711	50.2	2,081,424	48.3

Subtotal – corporate loans	4,539,354		87.2	4,614,082	86.1	4,179,190		84.2	4,141,704	82.7	3,435,644	79.8

Direct installment	47,782		0.9	58,135	1.1	65,660		1.3	78,049	1.5	65,449	1.5
Home equity	470,523		9.1	477,105	8.9	464,981		9.4	495,079	9.9	504,593	11.7
Indirect installment	5,604		0.1	12,544	0.2	33,100		0.7	78,648	1.6	157,219	3.7
Real estate – 1-4 family	139,983		2.7	198,197	3.7	220,741		4.4	215,464	4.3	143,286	3.3

Subtotal – consumer loans	663,892		12.8	745,981	13.9	784,482		15.8	867,240	17.3	870,547	20.2

Total	$5,203,246		100.0	$5,360,063	100.0	$4,963,672		100.0	$5,008,944	100.0	$4,306,191	100.0

Growth vs. prior year–end	(2.9%	)		8.0%		(0.9%	)		16.3%		4.1%

(1)	Excludes $146.3 million in covered loans. For a discussion of these covered loans, refer to Note 3 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Outstanding loans totaled $5.2 billion as of December 31, 2009, a decrease of 2.9% from December 31, 2008. During 2009, extensions of new credit was more than offset by paydowns, net charge-offs, conversion of loans to OREO, and the securitization of $25.7 million of 1-4 family real estate loans, which are now included in the securities available-for-sale portfolio.

Outstanding loans increased 8.0% from December 31, 2007 to December 31, 2008. The increase was led by growth in commercial real estate, specifically office, retail, and industrial, and commercial and industrial lending. The decline in consumer loans was primarily due to continued run-off of indirect loans and the paydown in traditional home mortgages.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those standards and processes specific to real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent upon the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. As detailed in the discussion of real estate loans below, the properties securing our commercial real estate portfolio are diverse in terms of type and geographic location within the greater suburban metropolitan Chicago market and contiguous markets. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting the residential real estate market within the greater suburban metropolitan Chicago area and contiguous markets. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. Owner-occupied loans are generally considered to have less risk.

With respect to loans to developers and builders that are secured by non-owner occupied properties, we require the borrower to have had a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent upon the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, demand and supply of alternative real estate, the availability of long-term financing, and changes in general economic conditions.

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

Commercial and Industrial Loans

Commercial and industrial loans represent 27.6% of all loans and decreased $52.0 million, or 3.5%, from $1.49 billion at December 31, 2008 to $1.44 billion at December 31, 2009. Our commercial and industrial loans are a diverse group of loans to small, medium, and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with our loan policy guidelines and have guarantees.

Commercial Real Estate Loans

Commercial real estate loans represent 55.6% of all loans and totaled $2.89 billion at December 31, 2009, a decrease of $15.8 million, or 0.5%, from December 31, 2008. Commercial real estate loans consist of (i) loans for industrial buildings, office buildings, and retail shopping centers; (ii) residential construction loans primarily for single-family and multi-family residential projects that are substantially all located in the suburban metropolitan Chicago market and contiguous area; and (iii) loans for various types of other commercial properties, such as land for future commercial development, multi-unit residential mortgages, and hotels.

Other commercial real estate totaled $679.9 million as of December 31, 2009. The following table summarizes this line item by product type and presents the diversity within the portfolio.

Table 12

Other Commercial Real Estate Loan Detail by Product Type

(Dollar amounts in thousands)

	As of December 31,
	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Service stations and truck stops	$146,887	21.6	$137,448	23.0	$81,382	15.3
Warehouses and storage	108,039	15.9	82,860	13.9	57,404	10.8
Hotels	76,815	11.3	74,611	12.5	49,850	9.3
Restaurants	55,262	8.1	47,755	8.0	42,675	8.0
Medical	39,158	5.8	34,359	5.7	6,221	1.2
Automobile dealers	39,846	5.9	37,883	6.3	27,318	5.1
Mobile home parks	19,367	2.8	36,790	6.2	22,106	4.1
Recreational	13,344	2.0	14,515	2.4	14,787	2.8
Religious	14,652	2.1	11,224	1.9	9,924	1.9
Other (1)	166,481	24.5	120,249	20.1	221,074	41.5

Total other commercial real estate	$679,851	100.0	$597,694	100.0	$532,741	100.0

(1)	Certain loans presented here as of December 31, 2007 were subsequently redistributed to more appropriate categories as of December 31, 2008.

Consumer Loans

As of December 31, 2009, consumer loans represented 12.8% of total outstanding loans compared to 13.9% as of December 31, 2008 and 15.8% as of December 31, 2007.

The home equity category, consisting mainly of revolving lines of credit secured by junior liens on owner-occupied real estate, totaled $470.5 million and represented 70.9% of the consumer portfolio. Consumer mortgages totaled $140.0 million and represented 21.1% of the consumer portfolio. Loan-to-value ratios based on the collateral value at origination for these credits generally range from 50% to 80%.

Consumer loans are centrally underwritten utilizing the Fair Isaac Corporation (“FICO”) credit scoring. This is a credit score developed by Fair Isaac Corporation that is used by many mortgage lenders. It uses a risk-based system to determine the probability that a borrower may default on financial obligations to the mortgage lender. FICO scores range from 300 to 850. Home equity and real estate 1-4 family loans were rescored during fourth quarter 2009. Home equity loans carry an average FICO credit score of 749 and a median score of 776, with approximately 90% carrying a score of 650 or above. Real estate 1-4 family loans carry an average FICO credit score of 727 and a median score of 743, with approximately 87% carrying a score of 650 or above.

Maturity and Interest Rate Sensitivity of Corporate Loans

The following table summarizes the maturity distribution of our corporate loan portfolio as of December 31, 2009 as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 13

Maturities and Sensitivities of Corporate Loans to Changes in Interest Rates

(Dollar amounts in thousands)

	As of December 31, 2009
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial, industrial, and agricultural	$974,172	$572,353	$101,483	$1,648,008
Commercial real estate	1,046,101	1,695,993	149,252	2,891,346

Total	$2,020,273	$2,268,346	$250,735	$4,539,354

Loans maturing after one year:
Predetermined (fixed) interest rates		$2,022,346	$195,405
Floating interest rates		246,000	55,330

Total		$2,268,346	$250,735

In early 2009, we implemented interest rate floors on approximately $1.6 billion in floating rate loans. The floors effectively increased the rate earned on the floating rate loans despite flat to declining prime and Libor market rates. As market rates rise in future periods, the loans will reprice, and the effect will narrow over time. The result is an increase in sensitivity to rising interest rates. For additional discussion of interest rate sensitivity, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of this Form 10-K.

Non-Performing Assets and Potential Problem Loans

Generally, loans are placed on non-accrual status if principal or interest payments become 90 days or more past due and management deems the collectability of the principal and interest to be in question. Loans to customers whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due.

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

Once the borrower demonstrates the ability to meet the modified terms of the restructured loan, we once again accrue interest. However, such restructured loans continue to be separately reported as restructured until after the calendar year in which the restructuring occurred, providing the loan was restructured at market rate and terms.

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

Table 14

Loan Portfolio by Performing/Non-Performing Status

(Dollar amounts in thousands)

			Past Due
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Restructured
As of December 31, 2009
Commercial and industrial	$1,438,063	$1,392,555	$11,915	$1,964	$28,193	$3,436
Agricultural	209,945	207,272	-	-	2,673	-
Commercial real estate:
Office	394,228	385,851	2,327	-	6,050	-
Retail	331,803	318,368	96	330	12,918	91
Industrial	486,934	482,903	1,603	-	2,428	-

Total office, retail, and industrial	1,212,965	1,187,122	4,026	330	21,396	91

Residential land and development	313,919	200,061	974	86	112,798	-
Commercial construction	134,680	134,680	-	-	-	-
Commercial land	96,838	75,974	-	-	20,864	-
Multi-family	333,961	313,306	2,152	55	12,486	5,962
Investor-owned rental property	119,132	110,234	3,967	225	4,351	355
Other commercial real estate	679,851	634,561	5,132	130	28,006	12,022

Total commercial real estate	2,891,346	2,655,938	16,251	826	199,901	18,430

Total corporate loans	4,539,354	4,255,765	28,166	2,790	230,767	21,886

Direct installment	47,782	46,291	1,271	165	55	-
Home equity	470,523	455,214	5,192	1,032	7,549	1,536
Indirect installment	5,604	5,100	458	21	25	-
Real estate – 1-4 family	139,983	124,117	2,825	71	5,819	7,151

Total consumer loans	663,892	630,722	9,746	1,289	13,448	8,687

Total loans	$5,203,426	$4,886,487	$37,912	$4,079	$244,215	$30,553

			Past Due
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Restructured
As of December 31, 2008
Commercial and industrial	$1,490,101	$1,428,778	$36,820	$6,818	$15,586	$2,099
Agricultural	216,814	212,503	2,548	1,751	12	-
Commercial real estate:
Office	339,912	317,117	22,106	689	-	-
Retail	265,568	260,922	770	1,912	1,964	-
Industrial	419,761	417,664	543	613	569	372

Total office, retail, and industrial	1,025,241	995,703	23,419	3,214	2,533	372

Residential land and development	509,059	384,006	19,504	8,489	97,060	-
Commercial construction	258,253	250,392	7,861	-	-	-
Commercial land	98,322	91,339	2,811	2,092	2,080	-
Multi-family	286,963	277,817	4,406	1,881	1,387	1,472
Investor-owned rental property	131,635	130,077	747	541	270	-
Other commercial real estate	597,694	582,101	3,933	3,953	4,564	3,143

Total commercial real estate	2,907,167	2,711,435	62,681	20,170	107,894	4,987

Total corporate loans	4,614,082	4,352,716	102,049	28,739	123,492	7,086

Direct installment	58,135	54,412	2,700	956	67	-
Home equity	477,105	463,317	6,471	3,944	3,254	119
Indirect installment	12,544	11,792	577	77	98	-
Real estate – 1-4 family	198,197	189,509	4,409	3,283	857	139

Total consumer loans	745,981	719,030	14,157	8,260	4,276	258

Total loans	$5,360,063	$5,071,746	$116,206	$36,999	$127,768	$7,344

The following table provides a comparison of our non-performing assets and past due loans for the past five years.

Table 15

Non-performing Assets and Past Due Loans

(Dollar amounts in thousands)

	As of December 31,
	2009	2008	2007	2006	2005
Non-accrual loans	$244,215	$127,768	$18,447	$16,209	$11,990
90 days or more past due loans	4,079	36,999	21,149	12,810	8,958

Total non-performing loans	$248,294	$164,767	$39,596	$29,019	$20,948

Restructured loans (still accruing interest)	$30,553	$7,344	$7,391	$-	$-
Other real estate owned (“OREO”)	$57,137	$24,368	$6,053	$2,727	$2,878
30-89 days past due loans	$37,912	$116,206	$100,820	$88,568	$50,414

Non-accrual loans to total loans	4.69%	2.38%	0.37%	0.32%	0.28%
Non-performing loans to total loans	4.77%	3.07%	0.80%	0.58%	0.49%

Amount
The effect of non-accrual loans on interest income for 2009 is presented below:
Interest which would have been included at the normal contract rates	$16,961
Less: Interest included in income during the year	6,798

Interest income not recognized in the financial statements	$10,163

Non-performing loans were $248.3 million as of December 31, 2009 compared to $164.8 million as of December 31, 2008, with residential construction loans comprising 45.5% of the total. During the past year, we employed certain strategies to reduce the level of non-performing assets, such as restructuring loans, remediating early stage delinquencies, and accelerating efforts to control and facilitate sales of OREO properties. Liquidation strategies could include bulk sales, partnering with outside investors, and selected short sales.

Non-accrual loans increased from $127.8 million at December 31, 2008 to $244.2 million at December 31, 2009. This increase was largely due to higher residential construction non-accrual loans and reflects the adverse impact on borrowers of the weakening economy, market illiquidity, and, in particular, declining real estate values and rising unemployment.

Loans 90 days or more past due and still accruing interest declined from $37.0 million as of December 31, 2008 to $4.1 million as of December 31, 2009.

Loans 30-89 days past due totaled $37.9 million as of December 31, 2009, down from $116.2 million as of December 31, 2008.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis.

Our disclosure with respect to impaired loans is contained in Note 7 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

At December 31, 2009, we had restructured loans totaling $40.6 million, an increase of $33.2 million from December 31, 2008. Included in this total at December 31, 2009 were loans totaling $30.6 million that were restructured at market terms and continued to accrue interest. To the extent these loans continue to perform, they will no longer be classified as non-performing subsequent to December 31, 2009. In January 2010, $27.9 million of these loans were returned to performing status.

Table 16

Restructured Loans by Type

(Dollar amounts in thousands)

	December 31, 2009		December 31, 2008		December 31, 2007
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial loans	28	$4,062	2	$2,099	-	$-
Commercial real estate loans	13	15,366	3	3,515	1	281
Multi-family loans	10	11,462	1	1,472	3	7,110
Consumer loans	85	9,677	2	258	-	-

Total restructured loans	136	$40,567	8	$7,344	4	$7,391

OREO totaled $57.1 million as of December 31, 2009 compared to $24.4 million at December 31, 2008, and is comprised of 112 properties segregated into the following categories:

Table 17

OREO Properties by Type

(Dollar amounts in thousands)

	December 31, 2009		December 31, 2008		December 31, 2007
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single family homes	50	$9,245	34	$6,967	17	$1,847
Land parcels	35	38,157	7	10,672	2	90
Multi-family units	12	2,450	11	3,682	10	3,037
Commercial properties	15	7,285	8	3,047	5	1,079

Total OREO properties	112	$57,137	60	$24,368	34	$6,053

During 2009, we sold 82 OREO properties, primarily single-family homes, with a net book value of $25.3 million. We received proceeds of $19.3 million, resulting in a net loss on sales of $6.0 million. Our remaining properties are recorded at estimated fair values consistent with current disposition strategies.

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

Construction Portfolio

Total construction loans of $545.4 million consist of residential construction, commercial construction, and commercial land. Our residential construction portfolio accounts for 45.5% of the total non-performing loans at December 31, 2009. This $313.9 million portfolio represents loans to developers of residential properties and, as such, is particularly susceptible to declining real estate values.

The following table provides details on the nature of these construction portfolios.

Table 18

Construction Loans by Type

(Dollar amounts in thousands)

	Residential Construction		Commercial Construction		Commercial Land		Combined		Non-accrual Plus 90 Days Past Due Loans
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
As of December 31, 2009
Raw land	$66,715	21.2	$10	-	$43,331	44.7	$110,056	20.2	$51,457
Developed land	133,604	42.6	24,942	18.5	53,265	55.0	211,811	38.8	43,525
Construction	14,227	4.5	18,580	13.8	-	-	32,807	6.0	2,735
Substantially completed structures	82,852	26.4	90,858	67.5	157	0.2	173,867	31.9	19,694
Mixed and other	16,521	5.3	290	0.2	85	0.1	16,896	3.1	16,337

Total	$313,919	100.0	$134,680	100.0	$96,838	100.0	$545,437	100.0	$133,748

Non-accrual loans	$112,798		$-		$20,864		$133,662
90-days past due loans	86		-		-		86

Total non-performing loans	$112,884		$-		$20,864		$133,748

Non-performing loans as a percent of total loans	36.0%		-		21.5%		24.5%

Of the total residential construction portfolio of $313.9 million, 36.0% is classified as non-performing. Management continues to align the carrying value of these assets with the value of underlying collateral based upon planned disposition strategies and recognizing falling property values.

Reserve for Loan Losses

The reserve for loan losses is a reserve established through a provision for probable loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The reserve consists of specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the value of the loan and reserves based on historical loan loss experience for each loan category.

The specific reserves component of the reserve for loan losses is based on a regular analysis of impaired loans exceeding a fixed dollar amount where the internal credit rating is at or below a predetermined classification, as well as other loans regardless of internal credit rating which management believes are subject to higher risk of impairment (e.g., residential construction loans). A loan is considered impaired when it is probable that we will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans deemed to be impaired are classified as non-accrual and are exclusive of smaller homogeneous loans such as home equity, installment, and 1-4 family residential loans. Impairment is measured by estimating the fair value of the loan based on the present value of expected future cash flows, discounted at the loan’s initial effective interest rate or the fair value of the underlying collateral less costs to sell, if repayment of the loan is collateral-dependent. If the estimated fair value of the loan is less than the recorded book value, a valuation reserve is established as a component of the reserve for loan losses.

The component of the reserve for loan losses based on historical loan loss experience is determined statistically using a loss migration analysis that examines loss experience over the most recent 2-year period and the related internal grading of loans charged-off, giving more weight to losses in the most current year. In prior years, we used a 3-year weighted historical loss period. However, it is management’s judgment that losses from 3 years ago do not adequately reflect losses inherent in the portfolio at December 31, 2009 given the current economic trends. This shortening of the historical loss period had the effect of increasing the reserve for loan losses at December 31, 2009. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The loss component based upon historical loss experience is adjusted for management’s estimate of those losses incurred within the loan portfolio that have yet to be manifested in historical charge-off experience. Management takes into consideration many factors when estimating when an event triggering a loss occurs and when it manifests itself in a charge-off. These include, among other factors, the trend in business earnings, debt covenant violations, and other sources of cash flow, as well as the impact of general economic conditions in our marketplace.

Portions of the reserve may be allocated for specific credits. However, the entire reserve is available for any credit that, in management’s judgment, should be charged off.

The establishment of the reserve for loan losses involves a high degree of judgment and includes a level of imprecision given the difficulty of identifying all the factors impacting loan repayment and the timing of when losses actually occur. While management utilizes its best judgment and information available, the ultimate adequacy of the reserve is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and property values, and the interpretation by regulatory authorities of loan classifications.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses through provisions charged to operating expense are discussed in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

During 2009, we increased our reserve for loan losses to $144.8 million, up $50.9 million, or 54.3%, from December 31, 2008. The reserve for loan losses represented 2.78% of total loans outstanding at December 31, 2009 compared to 1.75% at December 31, 2008. The reserve for loan losses as a percentage of non-accrual plus 90-day past due loans was 58% at December 31, 2009, up slightly from 57% at December 31, 2008. Management believes that the reserve for loan losses of $144.8 million is an appropriate estimate of credit losses inherent in the loan portfolio as of December 31, 2009.

Table 19

Reserve for Loan Losses and

Summary of Loan Loss Experience

(Dollar amounts in thousands)

	Years ended December 31,
	2009	2008	2007	2006	2005
Change in reserve for loan losses:
Balance at beginning of year	$93,869	$61,800	$62,370	$56,393	$56,718
Loans charged-off:
Commercial and industrial	(56,903)	(14,557)	(6,424)	(6,939)	(4,762)
Agricultural	(180)	(42)	(15)	-	-
Office, retail, and industrial	(7,869)	(852)	-	-	(543)
Residential construction	(63,045)	(15,780)	(231)	-	-
Commercial construction	-	-	-	-	-
Commercial land	(3,620)	-	-	-	(604)
Multi-family	(3,485)	(1,801)	(491)	(1,069)	-
Investor-owned rental property	(1,984)	(223)	(61)	(32)	(1)
Other commercial real estate	(16,429)	(1,030)	(100)	(316)	(24)
Consumer	(13,589)	(5,476)	(2,599)	(3,791)	(4,931)
Real estate – 1-4 family	(934)	(576)	(145)	(156)	(96)

Total loans charged-off	(168,038)	(40,337)	(10,066)	(12,303)	(10,961)

Recoveries on loans previously charged-off:
Commercial and industrial	1,899	1,531	1,499	1,147	569
Agricultural	-	4	5	9	-
Office, retail, and industrial	13	120	-	-	-
Residential construction	403	-	-	-	-
Commercial construction	-	-	-	-	-
Commercial land	400	-	-	2	-
Multi-family	2	5	1	19	-
Investor-owned rental property	1	-	-	2	5
Other commercial real estate	115	5	195	-	-
Consumer	468	487	563	919	1,132
Real estate – 1-4 family	4	-	-	18	-

Total recoveries on loans previously charged-off	3,305	2,152	2,263	2,116	1,706

Net loans charged-off, excluding covered assets	(164,733)	(38,185)	(7,803)	(10,187)	(9,255)
Net charge-offs on covered assets	-	-	-	-	-

Net loans charged-off	(164,733)	(38,185)	(7,803)	(10,187)	(9,255)
Provisions charged to operating expense	215,672	70,254	7,233	10,229	8,930
Reserve of acquired bank	-	-	-	5,935	-

Balance at end of year	$144,808	$93,869	$61,800	$62,370	$56,393

Average loans	$5,348,979	$5,149,879	$4,943,479	$4,869,360	$4,214,750
Ratio of net loans charged-off to average loans outstanding for the period	3.08%	0.74%	0.16%	0.21%	0.22%

The provision for loan losses for 2009 was $215.7 million compared to $70.3 million for 2008. Net charge-offs for 2009 totaled $164.7 million, or 3.08%, of average loans, as compared to $38.2 million, or 0.74%, of average loans for 2008. Charge-offs and provisioning during 2009 were largely influenced by the credit performance of our residential construction loan portfolio. This portfolio currently represents only 6.0% of total loans but accounted for 45.5% of total non-performing loans as of December 31, 2009 and 38.0% of total 2009 charge-offs.

These charge-offs reflect management’s continuing efforts to align the carrying value of these assets with the value of underlying collateral based upon planned disposition strategies and recognizing falling property values.

Gross charge-offs were $40.3 million in 2008, increasing from 2007. The 2008 increase was across all categories, with the largest increase in the residential construction category. The 2007 decrease included decreases in consumer, commercial and industrial, and commercial real estate charge-offs partially offset by an increase in real estate construction charge-offs. In 2006, increases in commercial and industrial and commercial real estate charge-offs were partially offset by a decline in consumer charge-offs.

Table 20

Allocation of Reserve for Loan Losses

(Dollar amounts in thousands)

	As of December 31,
	2009	2008	2007	2006	2005
Allocation of reserve for loan losses by loan category at December 31:
Commercial, industrial, and agricultural	$54,452	$22,189	$27,380	$28,932	$22,694
Commercial real estate:
Office, retail, and industrial	20,164	22,048	(1)	(1)	(1)
Residential construction	33,078	32,910	(1)	(1)	(1)
Multi-family	4,555	2,680	(1)	(1)	(1)
Other commercial real estate (2)	21,084	7,927	(1)	(1)	(1)

Total commercial real estate	78,881	65,565	29,404	26,489	24,340

Consumer	11,475	6,115	5,016	6,949	9,359

Total	$144,808	$93,869	$61,800	$62,370	$56,393

Total loans	$5,203,246	$5,360,063	$4,963,672	$5,008,944	$4,306,191
Reserve for loan losses to loans	2.78%	1.75%	1.25%	1.25%	1.31%
Reserve for loan losses to non-accrual loans	59%	73%	335%	385%	470%
Reserve for loan losses to non-performing loans	58%	57%	156%	215%	269%

(1)	Prior to 2008, we allocated our reserve for commercial real estate losses to the general category of commercial real estate.
(2)	Includes commercial construction and commercial land.

We increased our reserve for loan losses by $50.9 million from December 31, 2008, based in large part on higher current year charge-offs across each loan category. Historical charge-offs and individual loan impairment analyses are the primary drivers of the reserve for loan losses.

While the reserve for loan losses to total loans at December 31, 2009 was 2.78%, the reserve allocated to residential construction represented 10.54% of total residential construction loans as compared to 6.46% at December 31, 2008. The year-over-year increase and overall level of reserve for this portfolio reflects the continued weakness in the real estate markets and its systemic impact on the portfolio.

The reserve allocated to commercial, industrial, and agriculture loans was 3.30% of loans, as compared to 1.30% at December 31, 2008 and reflects the impact of general economic conditions on business cash flows. The reserves allocated for all other loan categories as a percent of loans ranged from 1.36% to 2.05% at December 31, 2009.

In 2008, we more than doubled the reserve for loan losses allocated to commercial real estate loans, increasing it from $29.4 million as of December 31, 2007 to $65.6 million as of December 31, 2008. The 2008 increase was the direct result of the impact of continuing economic weakness on real estate and related markets, which were reflected in lower collateral values.

In 2007, we reduced the reserve for loan losses allocated to commercial and industrial loans compared to December 31, 2006 due to the decline in commercial and industrial loans outstanding and lower current year charge-offs. In addition, we decreased the reserve for loan losses allocated to consumer loans as a result of lower consumer charge-offs and a decline in consumer loans outstanding and increased the reserve for loan losses allocated to commercial real estate loans due to an increase in the portfolio and recognition of lower collateral values underlying these loans.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses are discussed in Notes 1 and 7 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

INVESTMENT IN BANK OWNED LIFE INSURANCE

We purchase life insurance policies on the lives of certain directors and officers and are the sole owner and beneficiary of the policies. We invest in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Financial Condition at each policy’s respective CSV, with changes recorded in noninterest income in the Consolidated Statements of Income. As of December 31, 2009, the CSV of BOLI assets totaled $198.0 million, compared to $198.5 million as of December 31, 2008.

Of our total BOLI portfolio as of December 31, 2009, 24.4% is in general account life insurance distributed between 10 insurance carriers, all of which carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 75.6% is in separate account life insurance, which is managed by third party investment advisors under pre-determined investment guidelines. Stable value protection is a feature available with respect to separate account life insurance policies that is designed to protect, within limits, a policy’s CSV from market fluctuations on underlying investments. Our entire separate account portfolio has stable value protection, purchased from a highly rated financial institution. To the extent fair values on individual contracts fall below 80% of book value, the CSV of the specific contracts may be reduced or the underlying assets transferred to short-duration investments, resulting in lower earnings.

BOLI income for 2009 was $2.3 million compared to a BOLI loss of $2.4 million for 2008. Since fourth quarter 2008, management has elected to accept lower market returns in order to improve our regulatory capital ratios by reducing risk-weighted assets and reducing our risk to market volatility through investment in shorter-duration, lower yielding money market instruments.

GOODWILL

We record goodwill as a separate line item in the Consolidated Statements of Financial Condition. The carrying value of goodwill was $262.9 million as of both December 31, 2009 and December 31, 2008. As described in Note 9 of “Notes to the Consolidated Financial Statements” in Item 8 of this Form 10-K, goodwill is tested at least annually for impairment or more often if events or circumstances between annual tests indicate that there may be impairment. The testing was performed by comparing the carrying value of goodwill with the anticipated future cash flows. During 2009, we performed an analysis of goodwill in the first quarter and again at our normal annual date of October 1, 2009. At neither time did we determine that goodwill had been impaired.

DEFFERED TAX ASSETS

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which recovery or settlement is unlikely. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

Net deferred tax assets as of December 31, 2009 totaled $92.5 million compared to $57.6 million as of December 31, 2008 and $40.3 million as of December 31, 2007. The increase in 2009 and 2008 was primarily attributable to the increase in the reserve for loan losses, which was not currently deductible for income tax purposes. The increase in 2009 was also due, in part, to the increase in unrealized securities losses, deferred state tax benefits, and certain tax credit carryforwards.

We must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback or carryforward to taxable income in prior or future years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. We have established a valuation allowance of $2.5 million for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of December 31, 2009, although there is no guarantee that those assets will be recognizable in future periods. For additional discussion of income taxes, see Notes 1 and 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

FUNDING AND LIQUIDITY MANAGEMENT

Our approach to liquidity management is to obtain funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs. Our liquidity policy establishes parameters as to how liquidity should be managed to maintain flexibility in responding to changes in liquidity needs over a 12-month forward period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank’s Board of Directors. The compliance plan includes an analysis that measures projected needs to purchase and sell funds. The analysis incorporates a set of projected balance sheet assumptions that are updated at least quarterly. Based on these assumptions, we determine our total cash liquidity on hand and excess collateral capacity from pledging, unused federal funds purchased lines, and other unused borrowing capacity such as FHLB advances, resulting in a calculation of our total liquidity capacity. Our total policy-directed liquidity requirement is to have funding sources available to cover 66.7% of non-collateralized, non-FDIC insured, non-maturity deposits. Based on our projections as of December 31, 2009, we expect to have liquidity capacity in excess of policy guidelines for the forward twelve-month period.

The liquidity needs of First Midwest Bancorp, Inc. on an unconsolidated basis (“Parent Company”) consist primarily of operating expenses and dividend payments to our stockholders. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $87.3 million in junior subordinated debentures related to trust preferred securities and $50.5 million in other subordinated debt outstanding. At December 31, 2009, the Parent Company did not have any unused short-term credit facilities available to fund cash flows. As of December 31, 2009, the Parent Company also had the ability to enhance its liquidity position by raising capital or incurring debt. The Parent Company had cash and equivalent short-term investments of $141.9 million as of such date.

Total deposits and borrowed funds as of December 31, 2009 are summarized in Notes 10 and 11 of the “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. The following table provides a comparison of average funding sources over the last three years. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 21

Funding Sources – Average Balances

(Dollar amounts in thousands)

	Years Ended December 31,						% Change
	2009	% of Total	2008	% of Total	2007	% of Total	2009-2008	2008-2007
Demand deposits	$1,061,208	15.0	$1,043,972	14.1	$1,055,251	14.6	1.7	(1.1)
Savings deposits	751,386	10.7	792,524	10.7	754,009	10.4	(5.2)	5.1
NOW accounts	984,529	13.9	935,429	12.7	900,956	12.4	5.2	3.8
Money market accounts	937,766	13.3	787,218	10.6	859,864	11.9	19.1	(8.4)

Transactional deposits	3,734,889	52.9	3,559,143	48.1	3,570,080	49.3	4.9	(0.3)

Time deposits	1,961,244	27.8	2,095,088	28.3	2,161,664	29.8	(6.4)	(3.1)
Brokered deposits	39,963	0.5	77,291	1.0	158,238	2.2	(48.3)	(51.2)

Total time deposits	2,001,207	28.3	2,172,379	29.3	2,319,902	32.0	(7.9)	(6.4)

Total deposits	5,736,096	81.2	5,731,522	77.4	5,889,982	81.3	0.1	(2.7)

Securities sold under agreements to repurchase	398,062	5.6	430,074	5.8	420,903	5.8	(7.4)	2.2
Federal funds purchased and other borrowed funds	720,730	10.2	1,008,834	13.7	710,797	9.8	(28.6)	41.9

Total borrowed funds	1,118,792	15.8	1,438,908	19.5	1,131,700	15.6	(22.2)	27.1

Subordinated debt	208,621	3.0	231,961	3.1	227,756	3.1	(10.1)	1.8

Total funding sources	$7,063,509	100.0	$7,402,391	100.0	$7,249,438	100.0	(4.6)	2.1

Total average funding sources for 2009 decreased 4.6%, or $338.9 million. Total average deposits for 2009 increased 0.1% from 2008, with a decline in time deposits being offset by increases in transactional deposits.

Average transactional deposits for 2009 were $3.7 billion, an increase of $175.7 million from 2008. The increase from 2008 was due primarily to growth in money market account balances and reflects our customers’ desire to maintain more liquid, short-term deposits.

Total average deposits declined 2.7% for 2008 compared to 2007. Most of the decline in deposits was in time deposits, including brokered time deposits. Transactional deposits were down 0.3% from 2007 due to slightly lower retail deposits stemming from competitive pricing in our market and general economic conditions.

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Other borrowed funds consist of term auction facilities issued by the Federal Reserve that mature within 90 days. A discussion of borrowed funds is presented in the following table.

Average subordinated debt declined 10.1% in 2009 compared to 2008. In September 2009, we completed an offer to exchange approximately one-third of our subordinated notes and trust preferred subordinated debt for newly issued shares of common stock of the Company. The exchanges strengthened the composition of our capital base by increasing our Tier 1 common and tangible common equity ratios, while also reducing the interest expense associated with the debt securities.

As a result of the exchange offers, $39.3 million of 6.95% trust-preferred subordinated debt was retired at a discount of 20% in exchange for 3,058,410 shares of common stock of the Company, and $29.5 million of 5.85% subordinated debt was retired at a discount of 10% in exchange for 2,584,695 shares of common stock of the Company.

Subsequent to the exchanges, we retired an additional $1.0 million of trust-preferred subordinated debt at a discount of 20% for cash and $20.0 million of subordinated notes at a discount of 7% for cash.

In the aggregate, the exchange offers and the subsequent retirement of debt for cash resulted in the recognition of $15.3 million in pre-tax gains.

Table 22

Borrowed Funds

(Dollar amounts in thousands)

	2009		2008		2007
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year-end:
Securities sold under agreements to repurchase	$238,390	0.38	$457,598	1.86	$364,164	4.03
Federal funds purchased	-	-	280,000	0.12	301,000	3.62
Federal Home Loan Bank (“FHLB”) advances	152,786	2.03	310,736	2.68	599,064	4.69
Federal term auction facilities	300,000	0.25	650,000	0.44	-	-

Total borrowed funds	$691,176	0.69	$1,698,334	1.18	$1,264,228	4.25

Average for the year:
Securities sold under agreements to repurchase	$398,062	1.40	$430,074	2.34	$420,903	4.55
Federal funds purchased	164,627	0.22	289,439	1.97	141,663	5.16
Federal Home Loan Bank advances	174,643	3.21	563,984	3.31	569,134	5.11
Federal term auction facilities	381,460	0.27	155,411	1.78	-	-

Total borrowed funds	$1,118,792	1.12	$1,438,908	2.58	$1,131,700	4.91

Maximum month-end balance:
Securities sold under agreements to repurchase	$806,813		$643,015		$567,174
Federal funds purchased	420,000		535,000		301,000
Federal Home Loan Bank advances	460,736		647,737		639,647
Federal term auction facilities	700,000		650,000		-

Weighted-average maturity of FHLB advances	37.5 months		5.4 months		7.4 months

Average borrowed funds totaled $1.1 billion, decreasing $320.1 million, or 22.2%, from 2008 to 2009 following a 27.1% increase from 2007 to 2008. As discussed earlier, during the last half of 2009, we delevered our balance sheet by using the proceeds from securities sales and maturities to reduce our level of borrowed funds and time deposits thereby increasing our net interest margins.

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

The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2009. Further discussion of the nature of each obligation is included in the referenced note of “Notes to the Consolidated Financial Statements” in Item 8 of this Form 10-K.

Table 23

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items

(Dollar amounts in thousands)

	Note Reference	Payments Due In				Total
		Less Than One Year	One to Three Years	Three to Five Years	Over Five Years
Deposits without a stated maturity	10	$3,885,885	$-	$-	$-	$3,885,885
Time deposits	10	1,689,277	271,327	38,155	635	1,999,394
Borrowed funds	11	429,385	103,967	157,824	-	691,176
Subordinated debt	12	-	-	-	137,735	137,735
Operating leases	8	3,852	7,468	5,967	4,090	21,377
Pension liability	17	2,469	4,560	5,856	18,793	31,678
Uncertain tax positions liability	16					342
Commitments to extend credit:
Home equity lines	22					276,024
All other commitments	22					905,001
Letters of credit:
Standby	22					142,284
Commercial	22					140

MANAGEMENT OF CAPITAL

Capital Measurements

A strong capital structure is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future profitable growth opportunities. Our Capital Policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. These requirements specify minimum capital ratios, defined as Tier 1 and total capital as a percentage of assets and off-balance sheet items that have been weighted according to broad risk categories and a leverage ratio calculated as Tier 1 capital as a percentage of adjusted average assets. We have managed our capital ratios for both the Company and the Bank to consistently maintain such measurements in excess of the Federal Reserve Board (“FRB”) minimum levels considered to be “well capitalized,” which is the highest capital category established.

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

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as “well capitalized.” All regulatory mandated ratios for characterization as “well capitalized” were significantly exceeded as of December 31, 2009.

Table 24

Capital Measurements

	December 31,		Regulatory Minimum For “Well Capitalized”		Excess Over Required Minimums at December 31, 2009
	2009	2008
					(Dollar amounts in millions)
Regulatory capital ratios:
Total capital to risk-weighted assets	14.25%	14.36%	10.00%		42%		$266
Tier 1 capital to risk-weighted assets	12.18%	11.60%	6.00%		103%		$387
Tier 1 leverage to average assets	10.18%	9.41%	5.00%		104%		$389
Regulatory capital ratios, excluding preferred stock (1):
Total capital to risk-weighted assets	11.17%	11.44%	10.00%		12%		$73
Tier 1 capital to risk-weighted assets	9.10%	8.68%	6.00%		52%		$194
Tier 1 leverage to average assets	7.61%	7.04%	5.00%		52%		$196
Tier 1 common capital to risk-weighted assets (2)(3)	7.75%	6.79%	N/A	(3)	N/A	(3)	N/A	(3)
Tangible common equity ratios:
Tangible common equity to tangible assets	6.29%	5.23%	N/A	(3)	N/A	(3)	N/A	(3)
Tangible common equity, excluding other comprehensive loss, to tangible assets	6.54%	5.45%	N/A	(3)	N/A	(3)	N/A	(3)
Tangible common equity to risk-weighted assets	7.45%	6.53%	N/A	(3)	N/A	(3)	N/A	(3)

(1)

These ratios exclude the impact of $193.0 million in preferred shares issued to the U.S. Treasury in December 2008 as part of its Capital Purchase Plan (“CPP”). For additional discussion of the preferred share issuance and the CPP, refer to Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

(2)	Excludes the impact of preferred shares and trust-preferred securities.
(3)	Ratio is not subject to formal FRB regulatory guidance.

Regulatory and tangible common equity ratios were improved in comparison to December 31, 2008.

During the year, we notably improved the quality of our capital composition. The improvements in the Tier 1 and tangible capital ratios primarily reflect the exchange of trust preferred debt and subordinated debt classified as Tier 1 and Tier 2 debt, respectively, for common stock as well as the impact of delevering the investment portfolio. This also increased our level of tangible common equity. Our tangible common equity stands at 6.29%, which is 106 basis points higher than at December 31, 2008.

Common Shares Issued

As referred to in the section titled “Funding and Liquidity Management,” in September 2009, we issued a total of 5,643,105 shares of common stock at a price of $10.272 per share in exchange for subordinated and trust-preferred debt, resulting in a $56.6 million increase in stockholders’ equity, net of related expenses.

We had 66,969,171 shares issued and 54,793,343 shares outstanding as of December 31, 2009 and 61,326,066 shares issued and 48,629,541 shares outstanding as of December 31, 2008.

Common Shares Issued Subsequent to December 31, 2009

On January 13, 2010, we sold 18,818,183 shares of Common Stock in an underwritten public offering. The price to the public was $11.00 per share, and our proceeds, net of the underwriters’ discount, were $10.45 per share, resulting in aggregate proceeds of $196.7 million. The proceeds will be used to further improve the quality of our capital composition. This additional capital improved our total capital and Tier 1 capital regulatory ratios by approximately 300 basis points.

Issuance of Preferred Shares

On December 5, 2008, we received $193.0 million from the sale of preferred shares to the U.S. Treasury as part of its Capital Purchase Plan (“CPP”). In connection with the CPP, we issued to the U.S. Treasury a total of 193,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, at an initial fixed dividend rate of 5% with a $1,000 per share liquidation preference, and a warrant to purchase up to 1,305,230 shares of the Company’s common stock at an exercise price of $22.18 per share. Both the preferred shares and the warrant were accounted for as components of our regulatory Tier 1 capital as of December 31, 2008.

For further details of the regulatory capital requirements and ratios as of December 31, 2009 and 2008, for the Company and the Bank, see Note 20 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Stock Repurchase Programs

In order to participate in the CPP, we agreed to restrictions imposed by the U.S. Treasury limiting the repurchase of the Company’s common stock. For a detailed description of these restrictions, see Item 1A. “Risk Factors” elsewhere in this report.

Prior to participation in the CPP, we purchased 4,756 shares of our common stock at a weighted average cost of $28.87 per share during 2008.

Shares repurchased are held as treasury stock and are available for issuance in conjunction with our Dividend Reinvestment Plan, qualified and nonqualified retirement plans, share-based compensation plans, and other general corporate purposes. We reissued 534,440 treasury shares in 2009 and 183,168 treasury shares in 2008 to fund such plans.

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

On May 27, 2009, August 31, 2009, and December 2, 2009, the Company’s Board of Directors announced additional quarterly common stock dividends of $0.010 per share.

Since we elected to participate in the U.S. Treasury’s CPP in fourth quarter 2008, our ability to increase quarterly common stock dividends above $0.310 per share will be subject to the applicable restrictions of this program for three years following the sale of the preferred stock.

Given current conditions, the Board of Directors continues to evaluate all aspects of our capital plan each quarter.

QUARTERLY REVIEW

Table 25

Quarterly Earnings Performance (1)

(Dollar amounts in thousands, except per share data)

	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$82,370	$82,762	$85,139	$91,480	$97,933	$101,486	$101,313	108,475
Interest expense	16,429	21,781	24,748	27,261	32,920	38,728	40,987	49,975

Net interest income	65,941	60,981	60,391	64,219	65,013	62,758	60,326	58,500

Provision for loan losses	93,000	38,000	36,262	48,410	42,385	13,029	5,780	9,060
Noninterest income	23,181	24,074	24,759	20,549	12,086	25,440	27,041	25,051
Gains (losses) on securities sales, net	273	4,525	10,768	11,160	262	48	1,344	7,249
Securities impairment losses	(6,045)	(11,500)	(4,133)	(2,938)	(34,477)	(1,794)	(5,962)	(2,281)
Gain on FDIC-assisted transaction	13,071	-	-	-	-	-	-	-
Gains on early extinguishment of debt	1,267	13,991	-	-	-	-	-	-
Noninterest expense	70,521	56,640	59,233	48,394	46,581	48,436	49,945	49,343

(Loss) income before income tax (benefit) expense	(65,833)	(2,569)	(3,710)	(3,814)	(46,082)	24,987	27,024	30,116
Income tax (benefit) expense	(28,342)	(5,920)	(6,373)	(9,541)	(19,192)	796	27	5,078

Net (loss) income	(37,491)	3,351	2,663	5,727	(26,890)	24,191	26,997	25,038
Preferred dividends	(2,569)	(2,567)	(2,566)	(2,563)	(712)	-	-	-
Net loss (income) applicable to non-vested restricted shares	518	(11)	(34)	(9)	34	(42)	(75)	(59)

Net (loss) income applicable to common shares	$(39,542)	$773	$63	$3,155	$(27,568)	$24,149	$26,922	$24,979

Basic (loss) earnings per common share	$(0.73)	$0.02	$-	$0.07	$(0.57)	$0.50	$0.56	$0.52
Diluted earnings (loss) per common share	$(0.73)	$0.02	$-	$0.07	$(0.57)	$0.50	$0.55	$0.51
Return on average common equity	(19.84% )	0.43%	0.04%	1.78%	(13.90% )	13.07%	14.53%	13.72%
Return on average assets	(1.92% )	0.17%	0.13%	0.28%	(1.28% )	1.16%	1.33%	1.25%
Net interest margin – tax- equivalent	4.04%	3.66%	3.53%	3.67%	3.71%	3.63%	3.58%	3.53%

(1)	All ratios are presented on an annualized basis.

FOURTH QUARTER 2009 vs. 2008

Our net loss was $37.5 million for fourth quarter 2009. This compares to a net loss of $26.9 million for fourth quarter 2008. We reported a loss of $0.73 per diluted common share for fourth quarter 2009 compared to a loss of $0.57 per diluted common share for fourth quarter 2008. Return on average assets was a negative 1.92% for fourth quarter 2009 compared to a negative 1.28% for fourth quarter 2008. Return on average common equity was a negative 19.84% for fourth quarter 2009 compared to a negative 13.90% for fourth quarter 2008. Performance for the quarter was adversely impacted by higher loan loss provisions and securities-related losses, stemming from continued economic weakness.

Table 26

Quarterly Core Operating Earnings (1)

(Dollar amounts in thousands)

	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
(Loss) income before taxes	$(65,833)	$(2,569)	$(3,710)	$(3,814)	$(46,082)	$24,987	$27,024	$30,116
Provision for loan losses	93,000	38,000	36,262	48,410	42,385	13,029	5,780	9,060

Pre-tax, pre-provsion earnings (loss)	27,167	35,431	32,552	44,596	(3,697)	38,016	32,804	39,176

Non-operating items
Securities gains (losses), net	(5,772)	(6,975)	6,635	8,222	(34,215)	(1,746)	(4,618)	4,968
Gain on FDIC-assisted transaction	13,071	-	-	-	-	-	-	-
Gains on early extinguishment of debt	1,267	13,991	-	-	-	-	-	-
Write-down of BOLI included in noninterest income	-	-	-	-	(10,360)	-	-	-
Losses realized on OREO	(14,051)	(1,801)	(2,387)	(315)	(576)	(249)	(731)	(10)
FDIC special deposit insurance assessment	-	-	(3,500)	-	-	-	-	-

Total non-operating items	(5,485)	5,215	748	7,907	(45,151)	(1,995)	(5,349)	4,958

Pre-tax, pre-provision core operating earnings	$32,652	$30,216	$31,804	$36,689	$41,454	$40,011	$38,153	$34,218

(1)

The Company’s accounting and reporting policies conform to U.S. generally accepted accounting principles (“U. S. GAAP”) and general practice within the banking industry. As a supplement to GAAP, the Company has provided this non-GAAP performance result. The Company believes that this non-GAAP financial measure is useful because it allows investors to assess the Company’s operating performance. Although this non-GAAP financial measure is intended to enhance investors’ understanding of the Company’s business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP.

Pre-tax, pre-provision core operating earnings totaled $32.7 million for fourth quarter 2009 up 8.1% from third quarter 2009 and down 21.2% from fourth quarter 2008. The increase from third quarter 2009 was due primarily to improved net interest income, while the decline from fourth quarter 2008 primarily reflects the impact of higher compensation-related expenses, loan remediation costs, and FDIC premiums on deposits.

Total loans as of December 31, 2009 were $5.2 billion, a decrease of $102.8 million and $156.8 million from September 30, 2009 and December 31, 2008, respectively.

Average core transactional deposits for fourth quarter 2009 were $3.9 billion, an increase of $29.7 million from third quarter 2009 and $440.7 million, or 12.8%, from fourth quarter 2008 due in large part to customers’ desire to maintain more liquid, short-term deposits.

Tax-equivalent net interest margin was 4.04% for fourth quarter 2009, an increase from 3.66% for third quarter 2009 and 3.71% for fourth quarter 2008. The yield on average interest-earning assets for fourth quarter 2009 improved 10 basis points compared to third quarter 2009, while the cost of funds declined 31 basis points compared to third quarter 2009. The yield on average interest-earning assets for fourth quarter 2009 declined 45 basis points compared to fourth quarter 2008 and the cost of funds declined 86 basis points compared to the same period in 2008.

Fee-based revenues were $22.0 million for fourth quarter, a decrease of 4.7% from fourth quarter 2008 largely due to the impact of reduced consumer spending. For the third consecutive quarter, fee-based revenues improved, reflecting increases in trust, card-based, and other service charge revenues.

Bank-owned life insurance income for fourth quarter 2009 increased $9.1 million from fourth quarter 2008, reflecting a $10.4 million charge in fourth quarter 2008 related to a reduction in the cash surrender value of bank-owned life insurance.

For fourth quarter 2009, noninterest expense increased $13.9 million compared to third quarter 2009 and $23.9 million from fourth quarter 2008. The increase from third quarter 2009 was due primarily to losses related to other real estate owned. The increase from fourth quarter 2008 was also due to losses related to other real estate owned in addition to higher FDIC premiums, higher pension and profit-sharing expense, and higher compensation expense associated with the market adjustment referred to above.

Non-performing loans as of December 31, 2009 were $248.3 million, down 5.5% compared to September 30, 2009, with residential construction loans comprising 45.5% of the total. Loans 30-89 days past due totaled $37.9 million at December 31, 2009, down 14.5% from September 30, 2009.

During fourth quarter 2009, the Company increased its reserve for loan losses to $144.8 million, up $10.5 million from September 30, 2009. The reserve for loan losses represented 2.78% of total loans outstanding at December 31, 2009, compared to 2.53% at September 30, 2009 and 1.75% at December 31, 2008. The reserve for loan losses as a percentage of non-performing loans was 58% at December 31, 2009, up from 51% and 57% at September 30, 2009 and December 31, 2008, respectively.

The provision for loan losses for fourth quarter 2009 was $93.0 million compared to $42.4 million for fourth quarter 2008. Net charge-offs totaled $82.5 million during fourth quarter 2009, compared to $18.3 million in fourth quarter 2008.

Other real estate owned (OREO) was $57.1 million as of December 31, 2009 compared to $57.9 million as of September 30, 2009 and $24.4 million at December 31, 2008. During fourth quarter the Company reduced the carrying value of OREO properties by $9.2 million reflective of existing market conditions and more aggressive disposition strategies and sold OREO with a carrying value of $13.7 million at a net loss of $4.9 million, bringing full year sales to $25.3 million and losses of $6.0 million.

Net securities losses were $5.8 million for fourth quarter 2009 and included an other-than-temporary impairment of $6.0 million associated with the Company’s CDOs.

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

Evaluation of Securities for Impairment

Held-to-maturity securities, which we have the ability and intent to hold until maturity, are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Trading securities are carried at fair value, with unrealized gains and losses recorded in other noninterest income. All other securities are classified as securities available-for-sale and are carried at fair value.

The fair values of securities are based on quoted prices obtained from third party pricing services or dealer market participants where a ready market for such securities exists. Where such a market does not exist, as for our collateralized trust-preferred debt obligations (“CDOs”), we have estimated fair value using a cash flow model developed by an independent valuation firm. The valuation for each of the CDOs relies on independently verifiable historical financial data. The valuation firm performs a credit analysis of each of the entities comprising the collateral underlying each CDO in order to estimate the likelihood of default by any of these entities on their trust-preferred obligation. Cash flows are modeled based upon the contractual terms of the CDO, discounted to their present values, and used to derive the estimated fair value of the individual CDO, as well as any credit loss or impairment. We believe the model uses reasonable assumptions to estimate fair values where no market exists for these investments. Unrealized gains and losses on securities available-for-sale are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive income. Interest income is reported net of amortization of premium and accretion of discount.

Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary basis. In evaluating other-than-temporary impairment, the Company considers many factors including the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value. The term other-than-temporary is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or that there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss and included in securities gains (losses), net, but only to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income unless management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery. For additional discussion on securities, see Notes 1 and 3 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

We must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is unlikely. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback or carryforward to taxable income in prior or future years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. We have established a valuation allowance of $2.5 million for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of December 31, 2009, although there is no guarantee that those assets will be recognizable in future periods. For additional discussion of income taxes, see Notes 1 and 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

Among the factors that could have an impact on our ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:

•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of our net interest income;
•	Asset and liability matching risks and liquidity risks;

•	Fluctuations in the value of our investment securities;
•	The ability to attract and retain senior management experienced in banking and financial services;
•	The sufficiency of the reserve for loan losses to absorb the amount of actual losses inherent in the existing portfolio of loans;
•	The failure of assumptions underlying the establishment of the reserve for loan losses and estimation of values of collateral and various financial assets and liabilities;
•	Credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio;
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

•	Changes in general economic or industry conditions, nationally or in the communities in which we conduct business;
•	Volatility of rate sensitive deposits;
•	Our ability to adapt successfully to technological changes to compete effectively in the marketplace;
•	Operational risks, including data processing system failures or fraud;
•	Our ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies;
•	The impact of liabilities arising from legal or administrative proceedings, enforcement of bank regulations, and enactment or application of securities regulations;
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

•	Changes in accounting principles, policies, or guidelines affecting the businesses we conduct;
•	Acts of war or terrorism; and
•	Other economic, competitive, governmental, regulatory, and technological factors affecting our operations, products, services, and prices.

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

We seek to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Bank’s Asset and Liability Management Committee (“ALCO”) oversees financial risk management by developing programs to measure and manage interest rate risks within authorized limits set by the Bank’s Board of Directors. ALCO also approves the Bank’s asset and liability management policies, oversees the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviews the Bank’s interest rate sensitivity position. Management uses net interest income and economic value of equity simulation modeling tools to analyze and capture short-term and long-term interest rate exposures.

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

We monitor and manage interest rate risk within approved policy limits. Our current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in all interest rates compared to net interest income in an unchanging interest rate environment. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates. As of December 31, 2009, the percent change expected assuming a gradual decrease in interest rates was outside of policy by 2.1%, which was an improvement from December 31, 2008. Given the current market conditions as of December 31, 2009 and 2008, the Bank’s Board of Directors temporarily authorized operations outside of policy limits.

Analysis of Net Interest Income Sensitivity

(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	+200	-300 (2)		+300
December 31, 2009:
Dollar change	$(27,122)	$(2,540)	$(36,934)	$(1,312)	$	N/M	$4,246
Percent change	-10.1%	-1.0%	-13.8%	-0.5%		N/M	+1.6%
December 31, 2008:
Dollar change	$(28,797)	$(21,942)	$(43,001)	$(24,416)		N/M	$(30,604)
Percent change	-10.4%	-7.9%	-15.5%	-8.8%		N/M	-11.0%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.
(2)

N/M – Due to the low level of interest rates as of December 31, 2009 and 2008, in management’s judgment, an assumed 300 basis point drop in interest rates was deemed not meaningful in the existent interest rate environment.

While overall the change in interest rate risk volatility from December 31, 2008 to December 31, 2009 under both rising and declining interest rate assumptions is less negative, there has been significant improvement in interest rate volatility under rising interest rates. Driving this improvement were securities sales of $855.4 million during 2009, which reduced the volume of longer dated assets, and allowed for a reduction in shorter-term liabilities, thus improving the interest rate risk volatility under rising interest rates. In addition, during 2009, we placed interest rate floors on certain loans, which will decrease the earnings at risk volatility under declining rates on those loans by keeping loan yields from declining as significantly.

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

Analysis of Economic Value of Equity

(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200
December 31, 2009:
Dollar change	$(100,940)	$10,857
Percent change	-6.5%	+0.7%
December 31, 2008:
Dollar change	$(89,123)	$(54,136)
Percent change	-6.8%	-4.1%

While the estimated sensitivity of the economic value of equity to changes in interest rates as of December 31, 2009 reflected more negative exposure to lower interest rates compared to that existing at December 31, 2008, there was a reduction in exposure to rising interest rates as it moved from a negative 4.1% to a positive 0.7%. The changes from year-end 2008 are driven by the sale of securities during 2009. In addition, while the retirement of $68.8 in subordinated debt in exchange for common shares of the Company reduced the positive impact longer-term debt has on equity volatility under rising interest rates, that reduction was partially offset by the extension of borrowed funds.

Interest Rate Derivatives

As part of our approach to controlling the interest rate risk within our balance sheet, we have used derivative instruments (specifically interest rate swaps with third parties) in order to limit volatility in net interest income. The advantages of using such interest rate derivatives include minimization of balance sheet leverage resulting in lower capital requirements compared to cash instruments, the ability to maintain or increase liquidity, and the opportunity to customize the interest rate swap to meet desired risk parameters. The accounting policies underlying the treatment of derivative financial instruments in the Consolidated Statements of Financial Condition and Income of the Company are described in Notes 1 and 21 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

We had total interest rate swaps in place with an aggregate notional amount of $19.0 million at December 31, 2009 and $20.0 million at December 31, 2008, hedging various balance sheet categories. The specific terms of the interest rate swaps outstanding as of December 31, 2009 and 2008 are discussed in Note 21 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

March 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Midwest Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of First Midwest Bancorp, Inc., and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Midwest Bancorp, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, “Recent Accounting Pronouncements”, the Company changed its method of accounting for the recognition of other-than-temporary impairment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Midwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Chicago, Illinois

March 1, 2010

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in thousands)

	December 31,
	2009	2008
Assets
Cash and due from banks	$101,177	$106,082
Federal funds sold and other short-term investments	26,202	8,226
Trading account securities	14,236	12,358
Securities available-for-sale, at fair value	1,266,760	2,216,186
Securities held-to-maturity, at amortized cost (fair value 2009 – $84,496; 2008 – $84,592)	84,182	84,306
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	56,428	54,767
Loans	5,203,246	5,360,063
Reserve for loan losses	(144,808)	(93,869)

Net loans	5,058,438	5,266,194
Other real estate owned	57,137	24,368
Covered assets:
Loans	146,319	-
Other real estate owned	8,981	-
Federal Deposit Insurance Corporation (“FDIC”) loss share receivable	67,945	-
Premises, furniture, and equipment	120,642	120,035
Accrued interest receivable	32,600	43,247
Investment in bank owned life insurance	197,962	198,533
Goodwill	262,886	262,886
Other intangible assets	18,593	21,662
Prepaid FDIC assessments	34,687	-
Other assets	155,497	109,491

Total assets	$7,710,672	$8,528,341

Liabilities
Demand deposits	$1,133,756	$1,040,763
Savings deposits	749,279	747,079
NOW accounts	913,140	915,691
Money market deposits	1,089,710	754,421
Time deposits	1,999,394	2,127,800

Total deposits	5,885,279	5,585,754
Borrowed funds	691,176	1,698,334
Subordinated debt	137,735	232,409
Accrued interest payable	5,108	10,550
Payable for securities purchased	-	17,537
Other liabilities	49,853	75,478

Total liabilities	6,769,151	7,620,062

Stockholders’ Equity
Preferred stock, no par value; authorized 1,000 shares; issued and outstanding: 193 shares	190,233	189,617
Common stock, $0.01 par value; authorized 100,000 shares; issued 2009 – 66,969 shares, 2008 – 61,326 shares; outstanding: 2009 – 54,793 shares, 2008 – 48,630 shares	670	613
Additional paid-in capital	252,322	210,698
Retained earnings	810,626	837,390
Accumulated other comprehensive loss, net of tax	(18,666)	(18,042)
Treasury stock, at cost: 2009 – 12,176 shares; 2008 – 12,696 shares	(293,664)	(311,997)

Total stockholders’ equity	941,521	908,279

Total liabilities and stockholders’ equity	$7,710,672	$8,528,341

See accompanying notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2009	2008	2007
Interest Income
Loans	$261,221	$302,931	$365,370
Securities:
Available-for-sale – taxable	41,932	61,844	66,788
Available-for-sale – nontaxable	31,491	38,250	36,972
Held-to-maturity – taxable	460	341	422
Held-to-maturity – nontaxable	3,603	4,013	4,288

Total interest on securities	77,486	104,448	108,470
Covered assets	1,419	-	-
Federal Home Loan Bank and Federal Reserve Bank stock	1,199	1,318	2,034
Federal funds sold and other short-term investments	426	510	1,087

Total interest income	341,751	409,207	476,961

Interest Expense
Deposits	64,177	110,622	166,267
Borrowed funds	12,569	37,192	55,540
Subordinated debt	13,473	14,796	15,025

Total interest expense	90,219	162,610	236,832

Net interest income	251,532	246,597	240,129
Provision for loan losses	215,672	70,254	7,233

Net interest income after provision for loan losses	35,860	176,343	232,896

Noninterest Income
Service charges on deposit accounts	38,754	44,987	45,015
Trust and investment advisory fees	14,059	15,130	15,701
Other service charges, commissions, and fees	16,529	18,846	22,183
Card-based fees	15,826	16,143	15,925
Bank owned life insurance income (loss)	2,263	(2,369)	8,033
Trading gains (losses), net	2,542	(5,938)	1,119
Net realized gains (losses) on securities sales	26,726	8,903	(746)
Other-than-temporary securities impairment	(48,928)	(44,514)	(50,055)
Portion of other-than-temporary impairment recognized in other comprehensive income	24,312	-	-

Total securities gains (losses), net	2,110	(35,611)	(50,801)
Gain on FDIC-assisted transaction	13,071	-	-
Gains on early extinguishment of debt	15,258	-	-
Other income	2,590	2,819	3,078

Total noninterest income	123,002	54,007	60,253

Noninterest Expense
Salaries and wages	82,640	77,074	85,707
Retirement and other employee benefits	23,908	22,836	25,891
Other real estate expense, net	23,459	3,409	972
Federal Deposit Insurance Corporation (“FDIC”) premiums	13,673	1,065	747
Net occupancy expense	22,762	23,378	22,054
Equipment expense	8,962	9,956	10,540
Technology and related costs	8,987	7,429	7,084
Professional services	15,796	10,898	9,034
Advertising and promotions	7,313	6,491	6,293
Merchant card expense	6,453	6,985	6,830
Other expenses	20,835	24,784	23,985

Total noninterest expense	234,788	194,305	199,137

(Loss) income before income tax expense	(75,926)	36,045	94,012
Income tax (benefit) expense	(50,176)	(13,291)	13,853

Net (loss) income	(25,750)	49,336	80,159
Preferred dividends	(10,265)	(712)	-
Net loss (income) applicable to non-vested restricted shares	464	(142)	(65)

Net (loss) income applicable to common shares	$(35,551)	$48,482	$80,094

Per Common Share Data
Basic (loss) earnings per common share	$(0.71)	$1.00	$1.62
Diluted (loss) earnings per common share	$(0.71)	$1.00	$1.62
Weighted-average common shares outstanding	50,034	48,462	49,295
Weighted-average diluted common shares outstanding	50,034	48,515	49,586

See accompanying notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Common Shares Out- Standing	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at January 1, 2007	50,025	$-	$613	$205,044	$823,787	$(15,288)	$(263,142)	$751,014
Cumulative effect for change in accounting for purchase of life insurance policies	-	-	-	-	(209)			(209)

Adjusted beginning balance	50,025	-	613	205,044	823,578	(15,288)	(263,142)	750,805
Comprehensive Income:
Net income	-	-	-	-	80,159	-	-	80,159
Other comprehensive income	-	-	-	-	-	3,561	-	3,561

Total comprehensive income								83,720
Common dividends declared ($1.195 per common share)	-	-	-	-	(58,765)	-	-	(58,765)
Purchase of treasury stock	(1,767)	-	-	-	-	-	(61,733)	(61,733)
Share-based compensation expense	-	-	-	3,803	-	-	-	3,803
Exercise of stock options and restricted stock activity	199	-	-	(1,001)	-	-	7,284	6,283
Treasury stock (purchased for) issued to benefit plans	(4)	-	-	5	-	-	(143)	(138)

Balance at December 31, 2007	48,453	-	613	207,851	844,972	(11,727)	(317,734)	723,975
Comprehensive Income:
Net income	-	-	-	-	49,336	-	-	49,336
Other comprehensive loss	-	-	-	-	-	(6,315)	-	(6,315)

Total comprehensive income								43,021
Common dividends declared ($1.155 per common share)	-	-	-	-	(56,206)	-	-	(56,206)
Preferred dividends declared ($3.472 per preferred share)	-	42	-	-	(712)	-	-	(670)
Issuance of preferred stock	-	189,575	-	3,425	-	-	-	193,000
Purchase of treasury stock	(4)	-	-	-	-	-	(138)	(138)
Share-based compensation expense	-	-	-	3,771	-	-	-	3,771
Exercise of stock options and restricted stock activity	184	-	-	(4,217)	-	-	5,795	1,578
Treasury stock (purchased for) issued to benefit plans	(3)	-	-	(132)	-	-	80	(52)

Balance at December 31, 2008	48,630	$189,617	$613	$210,698	$837,390	$(18,042)	$(311,997)	$908,279
Cumulative effect of change in accounting for other-than- temporary impairment (1)	-	-	-	-	11,271	(11,271)	-	-

Adjusted beginning balance	48,630	189,617	613	210,698	848,661	(29,313)	(311,997)	908,279
Comprehensive Income:
Net loss	-	-	-	-	(25,750)	-	-	(25,750)
Other comprehensive income	-	-	-	-	-	10,647	-	10,647

Total comprehensive loss								(15,103)
Common dividends declared ($0.04 per common share)	-	-	-	-	(2,019)	-	-	(2,019)
Preferred dividends declared ($50.00 per preferred share)	-	-	-	-	(9,650)	-	-	(9,650)
Accretion on preferred stock	-	616	-	-	(616)	-	-	-
Issuance of common stock	5,643	-	57	56,560	-	-	-	56,617
Share-based compensation expense	-	-	-	3,516	-	-	-	3,516
Restricted stock activity	539	-	-	(18,341)	-	-	18,366	25
Treasury stock purchased for benefit plans	(19)	-	-	(111)	-	-	(33)	(144)

Balance at December 31, 2009	54,793	$190,233	$670	$252,322	$810,626	$(18,666)	$(293,664)	$941,521

(1)	For additional details of this adjustment, refer to Note 2, “Recent Accounting Pronouncements,” and Note 4, “Securities.”

See accompanying notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Years ended December 31,
	2009	2008	2007
Operating Activities
Net (loss) income	$(25,750)	$49,336	$80,159
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	215,672	70,254	7,233
Depreciation of premises, furniture, and equipment	10,917	11,445	11,741
Net amortization (accretion) of premium (discount) on securities	1,527	(1,436)	(1,520)
Net (gains) losses on securities	(2,110)	35,611	50,801
Gain on FDIC-assisted transaction	(13,071)	-	-
Gains on early extinguishment of debt	(15,258)	-	-
Net losses (gains) on sales of other real estate owned	5,970	305	(514)
Net gains on sales of premises, furniture, and equipment	(6)	(125)	(340)
Bank owned life insurance (income) loss	(2,263)	2,369	(8,033)
Net pension cost	4,076	2,402	3,814
Share-based compensation expense	3,516	4,545	4,271
Tax benefit related to share-based compensation	581	1,370	1,201
Net increase in deferred income taxes	(34,458)	(13,248)	(28,221)
Net amortization of other intangibles	3,929	4,377	4,423
Originations and purchases of mortgage loans held for sale	-	(850)	(99,219)
Proceeds from sales of mortgage loans held for sale	-	1,244	103,585
Net (increase) decrease in trading account securities	(1,878)	5,994	(2,474)
Net decrease in accrued interest receivable	10,728	5,724	5,044
Net decrease in accrued interest payable	(6,047)	(6,293)	(3,586)
Net (increase) decrease in other assets	(22,945)	(35,310)	10,772
Net (decrease) increase in other liabilities	(48,589)	18,007	(17,674)

Net cash provided by operating activities	84,541	155,721	121,463

Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	314,601	291,048	287,426
Proceeds from sales of securities available-for-sale	855,405	226,575	334,892
Purchases of securities available-for-sale	(187,412)	(683,729)	(360,434)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	80,511	43,497	49,177
Purchases of securities held-to-maturity	(80,335)	(30,046)	(55,341)
Net (increase) decrease in loans	(113,088)	(461,918)	28,538
Proceeds from claims on bank owned life insurance	2,834	2,633	887
Proceeds from sales of other real estate owned	19,331	7,446	5,420
Proceeds from sales of premises, furniture, and equipment	24	718	1,036
Purchases of premises, furniture, and equipment	(4,682)	(6,245)	(11,588)
Net cash proceeds received in FDIC-assisted transaction	28,585	-	-

Net cash provided by (used in) investing activities	915,774	(610,021)	280,013

Financing Activities
Net increase (decrease) in deposit accounts	67,164	(193,107)	(388,355)
Net (decrease) increase in borrowed funds	(1,022,029)	434,106	81,960
Payments for the retirement of subordinated debt	(19,400)	-	-
Proceeds from the issuance of preferred stock	-	193,000	-
Purchases of treasury stock	-	(138)	(61,733)
Cash dividends paid	(12,423)	(60,298)	(58,499)
Exercise of stock options and restricted stock activity	(379)	245	4,721
Excess tax (expense) benefit related to share-based compensation	(177)	(37)	361

Net cash (used in) provided by financing activities	(987,244)	373,771	(421,545)

Net increase (decrease) in cash and cash equivalents	13,071	(80,529)	(20,069)
Cash and cash equivalents at beginning of year	114,308	194,837	214,906

Cash and cash equivalents at end of year	$127,379	$114,308	$194,837

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - First Midwest Bancorp, Inc. (the “Company”) is a Delaware corporation and bank holding company that was incorporated in 1982, began operations on March 31, 1983, and was formed through an exchange of common stock. The Company is headquartered in Itasca, Illinois and has operations primarily located in Northern Illinois, principally in the suburban metropolitan Chicago area. The Company operates one wholly-owned subsidiary: First Midwest Bank (the “Bank”). The Company is engaged in commercial and retail banking and offers a comprehensive selection of financial products and services including lending, depository, trust, investment management, insurance, and other related financial services tailored to the needs of its individual, business, institutional, and governmental customers.

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

Use of Estimates - The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”) and general practice within the banking industry. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following is a summary of the significant accounting policies adhered to in the preparation of the consolidated financial statements.

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

Trading securities held by the Company represent diversified investment securities held in a grantor trust (“rabbi trust”) under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Current accounting guidance requires the accounts of the rabbi trust to be consolidated with the accounts of the Company in its financial statements. Trading securities are reported at fair value, with unrealized gains and losses included in noninterest income. The corresponding deferred compensation obligation is also reported at fair value, with unrealized gains and losses recognized as a component of compensation expense. Other than the securities held in the rabbi trust, the Company does not carry any securities for trading purposes.

All other securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders’ equity as a separate component of other comprehensive income.

The historical cost of debt securities is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security, using the effective interest method. In determining the estimated life of a mortgage- backed security, certain judgments are required as to the timing and amount of future principal prepayments. These judgments are made based on the actual performance of the underlying security and the general market consensus regarding changes in mortgage interest rates and underlying prepayment estimates. Amortization of premium and accretion of discount are included in interest income from the related security.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, the Company makes an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary basis. In evaluating other-than-temporary impairment, the Company considers many factors including the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss and included in securities gains (losses), net, but only to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income unless management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery.

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

Commercial loans and loans secured by real estate are generally charged-off when deemed uncollectible. A loss is recorded at that time if the net realizable value can be quantified and it is less than the associated principal and interest. Consumer loans that are not secured by real estate are subject to mandatory charge-off at a specified delinquency date and are usually not classified as non-accrual prior to being charged-off. Closed-end consumer loans, which include installment, automobile, and single payment loans are generally charged-off in full no later than the end of the month in which the loan becomes 120 days past due.

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

90-Day Past Due Loans - 90 days or more past due loans are loans for which principal or interest payments become 90 days or more past due but that still accrue interest since they are loans that are well secured and in the process of collection.

Reserve for Loan Losses - The reserve for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. The reserve takes into consideration such factors as changes in the nature, volume, size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic conditions that affect the borrower’s ability to pay, and other pertinent factors. Determination of the reserve is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the reserve, while recoveries of amounts previously charged-off are credited to the reserve. Additions to the reserve for loan losses are charged to operating expense through the provision for loan losses. The amount charged to operating expense in any given year is dependent upon a number of factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the reserve for loan losses based on the methodology discussed below.

The reserve for loan losses consists of estimations performed pursuant to GAAP requirements. The reserve for loan losses consists of specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the value of the loan and reserves based on historical loan loss experience for each loan category.

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

The component of the reserve for loan losses based on historical loan loss experience is determined statistically using a loss migration analysis that examines loss experience over the most recent 2-year period and the related internal grading of loans charged-off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The loss component based upon historical loss experience is adjusted for management’s estimate of those losses incurred within the loan portfolio, but have yet to be manifested in historical charge-off experience. Management takes into consideration many factors when estimating this adjustment such as the time that elapses from the point management downgrades a loan to charge-off, underwriting policies, and more general factors such as trends in delinquencies, charge-offs, and general economic conditions in the Company’s marketplace.

The establishment of the reserve for loan losses involves a high degree of judgment and includes a level of imprecision given the difficulty of identifying all of the factors impacting loan repayment and the timing of when losses actually occur.

Other Real Estate Owned - Other real estate owned includes properties acquired in partial or total satisfaction of certain loans. Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Any write-downs in the carrying value of a property at the time of acquisition are charged against the reserve for loan losses. Management periodically reviews the carrying value of other real estate owned. Any write-downs of the properties subsequent to acquisition, as well as gains or losses on disposition and income or expense from the operations of other real estate owned, are recognized in operating results in the period they are realized.

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

Earnings Per Common Share (“EPS”) - Basic EPS is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding plus all potential common shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s potential common shares represent shares issuable under its long-term incentive compensation plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

Treasury Stock - Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Statements of Financial Condition. Treasury stock issued is valued based on the “last in, first out” inventory method. The difference between the consideration received upon issuance and the carrying value is charged or credited to additional paid-in capital.

Share-Based Compensation - The Company accounts for share-based compensation using the modified prospective transition method. Under this transition method, compensation cost is recognized in the financial statements beginning January 1, 2006 for all share-based payments granted after that date and based on prior accounting guidance for all unvested awards granted prior to 2006. Share-based compensation expense is included in “salaries and wages” in the Consolidated Statements of Income.

For additional details on the Company’s share-based compensation plans, refer to Note 18, “Share-Based Compensation.”

Comprehensive Income - Comprehensive income is the total of reported net income and all other revenues, expenses, gains, and losses that bypass reported net income under GAAP. The Company includes the following items, net of tax, in other comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity: changes in unrealized gains or losses on securities available-for-sale, changes in the fair value of derivatives designated under cash flow hedges, and changes in the funded status of the Company’s pension plan.

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

2.    RECENT ACCOUNTING PRONOUNCEMENTS

Improving Disclosures about Fair Value Measurements: In January 2010, the FASB issued accounting guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The guidance requires disclosure of fair value measurements by class (rather than by major category) of assets; disclosure of transfers in or out of levels 1, 2, and 3; disclosure of activity in level 3 fair value measurements on a gross, rather than net, basis; and other disclosures about inputs and valuation techniques. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosure of level 3 activity for purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years and interim periods beginning after December 15, 2010. As this guidance affects only disclosures, it did not impact the Company’s financial position, results of operations, or liquidity upon adoption.

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

GAAP Codification: Effective July 1, 2009, the FASB Accounting Standards Codification and its related accounting guidance were released. The FASB Accounting Standards Codification (“FASB ASC”) reorganizes GAAP pronouncements into approximately 90 accounting topics, includes relevant guidance from the SEC, and displays all topics in a consistent format. FASB ASC is now the single official source of non-governmental GAAP, superseding existing literature from the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related sources. All other non-grandfathered non-SEC accounting literature not included in the FASB ASC is considered non-authoritative.

The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions (“FSPs”), or EITF abstracts. Instead, it will issue Accounting Standards Updates and will consider them authoritative in their own right. Since the FASB ASC does not change GAAP, the release of the FASB ASC and its related accounting guidance did not impact the Company’s financial position, results of operations, or liquidity. However, it has changed how users research accounting issues and how the Company references accounting literature within its quarterly and annual SEC filings.

Consolidation of Variable Interest Entities: In June 2009, the FASB issued accounting guidance that changes how a company determines when a variable interest entity (“VIE”) – an entity that is insufficiently capitalized or is not controlled through voting or similar rights – should be consolidated. This guidance replaces the quantitative approach for determining which company, if any, has a controlling financial interest in a VIE with a more qualitative approach focused on identifying which company has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. Prior to issuance of this standard, a troubled debt restructuring was not an event that required reconsideration of whether an entity is a VIE and whether the company is the primary beneficiary of the VIE. This guidance eliminates that exception and requires ongoing reassessment of troubled debt restructurings and whether a company is the primary beneficiary of a VIE. In addition, it requires a company to disclose how its involvement with a VIE affects the company’s financial statements. This guidance is effective for annual and interim periods beginning after November 15, 2009 (or January 1, 2010 for calendar-year companies) and is applicable to VIEs formed before and after the effective date. The Company does not expect adopting this standard to have a material impact on its financial position, results of operations, or liquidity.

Transfers of Financial Assets: In June 2009, the FASB issued accounting guidance that requires a company to disclose more information about transfers of financial assets, including securitization transactions. It eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) from GAAP, changes the criteria for removing transferred assets from the balance sheet, and requires additional disclosures about a transferor’s continuing involvement in transferred assets. This guidance is effective for financial asset transfers occurring after January 1, 2010 for calendar-year companies. The effect of these new requirements on the Company’s financial position, results of operations, and liquidity will depend on the types and terms of financial asset transfers (including securitizations) executed by the Company in 2010 and beyond.

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

The fair value guidance was effective for financial assets and liabilities on January 1, 2008 and for non-financial assets and liabilities on January 1, 2009. The guidance that addresses estimating fair value when the volume and level of activity in the market have decreased significantly was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early adopt effective for first quarter 2009. The adoption of these standards did not have a material impact on the Company’s financial position, results of operations, or liquidity. Refer to Note 24, “Estimated Fair Value of Financial Instruments,” for the Company’s fair value measurement disclosures.

Subsequent Events: Effective July 1, 2009, the Company adopted FASB accounting guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or liquidity. Refer to Note 28, “Subsequent Events,” for the Company’s subsequent events disclosures.

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

This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early adopt during first quarter 2009. Refer to Note 4, “Securities,” for the impact of adopting this guidance and Note 24, “Estimated Fair Value of Financial Instruments,” for the Company’s fair value measurement disclosures.

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

Derivative Disclosures: Effective January 1, 2009, the Company adopted FASB accounting guidance that requires an entity to provide greater transparency about how its derivative and hedging activities affect its financial statements. This guidance requires enhanced disclosures about: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. Since this guidance affects only disclosures, it did not impact the Company’s financial position, results of operations, or liquidity upon adoption. Refer to Note 21, “Derivative Instruments and Hedging Activities,” for the Company’s derivative disclosures.

Disclosures about Pension Plan Assets: Effective for the year ended December 31, 2009, the Company adopted FASB accounting guidance that requires additional disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance has two main objectives. First, it requires additional disclosures about major categories of plan assets and concentrations of risk within plan assets. Second, it applies to defined benefit plans by requiring disclosure of the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using unobservable inputs on changes in plan assets for the period. Adoption of this guidance affects disclosures only and therefore had no impact on the Company’s financial position, results of operations, or liquidity. Refer to Note 24, “Estimated Fair Value of Financial Instruments,” for the Company’s fair value disclosures for its defined benefit pension plan assets.

Earnings Per Share Under Two-Class Method: Effective January 1, 2009, the Company adopted FASB accounting guidance that requires an entity to include participating share-based payment transactions, prior to vesting, in the earnings allocation in computing earnings per common share. Participating share-based payment awards are those that contain nonforfeitable rights to dividends, even if granted prior to when an award vests. For the Company, participating share-based payment awards include restricted stock awards that have a right to receive dividends prior to vesting. The adoption of this guidance did not have a material impact on the Company’s earnings per common share computations. Refer to Note 14, “Earnings Per Common Share,” for the Company’s earnings per common share disclosures.

3.    ACQUISITION

On October 23, 2009, the Company acquired substantially all the assets of the $260 million former First DuPage Bank (“First DuPage”) in an FDIC-assisted transaction generating a gain of $13.1 million. Loans comprise the majority of the assets acquired and are subject to a loss sharing arrangement with the FDIC whereby the Company is indemnified against the majority of any losses incurred related to these loans. The loans acquired from the former First DuPage Bank, including the FDIC indemnification, total $223.2 million at December 31, 2009 and are classified and presented as covered assets in the Consolidated Statements of Financial Condition. A break-down of the covered assets is as follows:

December 31, 2009
Loans	$146,319
Other real estate owned	8,981
FDIC loss share receivable	67,945

$223,245

The Company will share in the losses on assets covered under the agreement (referred to as “covered assets”). On losses up to $65.0 million, the FDIC has agreed to reimburse the Bank for 80% of losses. On losses exceeding $65.0 million, the FDIC has agreed to reimburse the Company for 95% of losses. The loss sharing agreement requires that the Company follow certain servicing procedures as specified in the agreement or risk losing FDIC reimbursement of covered loan losses. The Company accounts for its loss sharing agreement with the FDIC as an indemnification asset. The transaction did not generate any goodwill and resulted in a bargain-purchase gain of $13.1 million.

Purchased loans acquired in a business combination, including loans purchased in the First DuPage acquisition, are recorded at estimated fair value on their purchase date and prohibit the carryover of the related allowance for loan losses. Purchased loans are accounted for in accordance with FASB accounting guidance for certain loans or debt securities acquired in a transfer, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and an adjustment in accretable yield, which will have a positive impact on interest income. The accretable yield as of December 31, 2009 totaled $9.3 million.

4.    SECURITIES

As discussed in Note 2, “Recent Accounting Pronouncements,” effective January 1, 2009, the Company adopted accounting guidance related to the recognition of other-than-temporary impairment. The effect of the adoption as of January 1, 2009 is presented in the table below.

Incremental Effect on Individual Line Items

in the Consolidated Statements of Financial Condition

(Dollar amounts in thousands)

	Before Application of New Guidance	Adjustments	After Application of New Guidance
Securities available-for-sale, at amortized cost	$2,219,504	$18,477	$2,237,981
Unrealized (losses) on securities	(3,318)	(18,477)	(21,795)
Securities available-for-sale, at fair value	2,216,186	-	2,216,186
Prepaid income taxes (included in other assets)	-	(7,206)	(7,206)
Deferred income taxes (included in other assets)	1,290	7,206	8,496
Total assets	8,528,341	-	8,528,341
Retained earnings	837,390	11,271	848,661
Accumulated other comprehensive (loss)	(18,042)	(11,271)	(29,313)
Total stockholders’ equity	908,279	-	908,279

Securities Portfolio

(Dollar amounts in thousands)

	December 31,
	2009				2008
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available- for-Sale
U.S. Treasury	$-	$-	$-	$-	$1,039	$2	$-	$1,041
U.S. Agency	756	-	-	756	-	-	-	-
Collateralized mortgage obligations (1)	299,920	10,060	(2,059)	307,921	694,285	7,668	(3,114)	698,839
Other mortgage- backed (1)	239,567	9,897	(182)	249,282	504,918	13,421	(74)	518,265
State and municipal	649,269	8,462	(6,051)	651,680	907,036	12,606	(12,895)	906,747
Collateralized debt obligations	54,359	-	(42,631)	11,728	60,406	-	(18,320)	42,086
Corporate debt	36,571	2,093	(1,113)	37,551	35,731	180	(2,586)	33,325
Equity	7,667	283	(108)	7,842	16,089	33	(239)	15,883

Total	$1,288,109	$30,795	$(52,144)	$1,266,760	$2,219,504	$33,910	$(37,228)	$2,216,186

Securities Held- to-Maturity
State and municipal	$84,182	$314	$-	$84,496	$84,306	$286	$-	$84,592

Trading Securities				$14,236				$12,358

(1)	These securities are all backed by residential mortgages.

Trading securities held by the Company represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Net trading (losses) gains, representing changes in the fair value of the portfolio, are included as a separate line items in the Consolidated Statements of Income.

Remaining Contractual Maturity of Securities

(Dollar amounts in thousands)

	December 31, 2009
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$20,754	$19,655	$17,617	$17,683
One year to five years	87,937	83,280	21,174	21,253
Five years to ten years	253,447	240,025	14,935	14,991
After ten years	378,817	358,755	30,456	30,569
Collateralized mortgage obligations	299,920	307,921	-	-
Other mortgage-backed securities	239,567	249,282	-	-
Equity securities	7,667	7,842	-	-

Total	$1,288,109	$1,266,760	$84,182	$84,496

Securities Gains (Losses)

(Dollar amounts in thousands)

	Years ended December 31,
	2009	2008	2007
Proceeds from sales	$855,405	$226,575	$334,892
Gains (losses) on sales of securities:
Gross realized gains	$26,735	$8,906	$4,619
Gross realized losses	(9)	(3)	(5,365)

Net realized gains (losses) on securities sales	26,726	8,903	(746)
Non-cash impairment charges	(24,616)	(44,514)	(50,055)

Net realized gains (losses)	$2,110	$(35,611)	$(50,801)

Income tax expense (benefit) on net realized (losses) gains	$823	$(13,888)	$(19,812)
Trading gains (losses), net	$2,542	$(5,938)	$1,119

In fourth quarter 2007, the Company recorded an other-than-temporary (“OTTI”) impairment of $50.1 million related to six asset-backed CDOs with a book value of $60.2 million and a fair value of $10.1 million. During 2008, the Company recorded an additional OTTI charge of the remaining $10.1 million carrying value.

Of the remaining 2008 non-cash impairment charge of $34.5 million, $24.8 million related to three trust-preferred CDOs with an aggregate cost of $38.9 million. The Company also recorded a $9.7 million non-cash impairment charge related to two whole loan mortgage-backed securities with a combined par value of $16.6 million and a single Sallie Mae debt issuance with a par value of $10.0 million. The two whole loan mortgage-backed securities are included with collateralized mortgage obligations and the Sallie Mae debt issuance is included in corporate debt securities.

In 2009, the Company recorded $24.5 million in impairments charges relating to six trust-preferred CDOs and a $107,000 impairment related to an equity security.

Accounting guidance requires that only the credit portion of an OTTI be recognized through income beginning first quarter 2009. In deriving the credit component of the impairment on the six CDOs, future projected cash flows were discounted at the contractual rate ranging from LIBOR plus 125 basis points to LIBOR plus 160 basis points. Fair values are computed by discounting future projected cash flows at higher rates, ranging from LIBOR plus 1,300 basis points to LIBOR plus 1,400 basis points. If a decline in fair value below carrying value was not attributable to credit loss and the Company did not intend to sell the security or believe it would be more likely than not required to sell the security prior to recovery, the Company recorded the decline in fair value in other comprehensive income.

Changes in the amount of credit losses recognized in earnings on trust preferred CDOs are summarized in the following table.

Changes in Credit Losses Recognized in Earnings

(Dollar amounts in thousands)

Year Ended December 31, 2009
Balance at beginning of year	$6,330
Credit losses included in earnings (1)
Losses recognized on securities that previously had credit losses	11,796
Losses recognized on securities that did not previously have credit losses	12,820

Balance at end of year	$30,946

(1)	Included in securities gains (losses), net in the Consolidated Statements of Income.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of December 31, 2009 and 2008.

Securities In an Unrealized Loss Position

(Dollar amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2009
U.S. Agency	$756	$-	$-	$-	$756	$-
Collateralized mortgage obligations	4,113	367	13,075	1,692	17,188	2,059
Other mortgage-backed securities	21,227	176	598	6	21,825	182
State and municipal	34,157	763	160,788	5,288	194,945	6,051
Collateralized debt obligations	3,941	16,822	7,787	25,809	11,728	42,631
Corporate debt securities	1,824	257	13,153	856	14,977	1,113
Equity securities	-	-	92	108	92	108

Total	$66,018	$18,385	$195,493	$33,759	$261,511	$52,144

As of December 31, 2008
Collateralized mortgage obligations	$27,142	$49	$39,923	$3,065	$67,065	$3,114
Other mortgage-backed securities	113	1	6,246	73	6,359	74
State and municipal	144,997	5,783	174,141	7,112	319,138	12,895
Collateralized debt obligations	-	-	28,004	18,320	28,004	18,320
Corporate debt securities	23,092	2,586	-	-	23,092	2,586
Equity securities	-	-	1,065	239	1,065	239

Total	$195,344	$8,419	$249,379	$28,809	$444,723	$37,228

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

The unrealized loss on CDOs as of December 31, 2009 of $42.6 million reflects the market’s negative bias toward structured investment vehicles given the current interest rate and liquidity environment. The Company does not believe this loss is an other-than-temporary impairment. The Company has both the intent and ability to hold them until maturity, and it is more likely than not that the Company will not be forced to sell them prior to recovery. The Company’s estimates of cash flows for these investments and resulting fair values were based upon cash flow modeling, as described in Note 24, “Estimated Fair Value of Financial Instruments.”

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

The carrying value of securities available-for-sale, securities held-to-maturity, and securities purchased under agreements to resell that were pledged to secure deposits and for other purposes as permitted or required by law totaled $1.0 billion at December 31, 2009 and $1.7 billion at December 31, 2008.

Excluding securities issued or backed by the U.S. government and its agencies and U.S. government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated stockholders’ equity on December 31, 2009 or 2008.

5.    LOANS

Loan Portfolio (1)

(Dollar amounts in thousands)

	December 31,
	2009	2008
Commercial and industrial	$1,438,063	$1,490,101
Agricultural	209,945	216,814
Commercial real estate:
Office, retail, and industrial	1,212,965	1,025,241
Residential construction	313,919	509,059
Commercial construction	134,680	258,253
Commercial land	96,838	98,322
Multi-family	333,961	286,963
Investor-owned rental property	119,132	131,635
Other commercial real estate	679,851	597,694

Total commercial real estate	2,891,346	2,907,167

Consumer	523,909	547,784
Real estate – 1-4 family	139,983	198,197

Total loans	$5,203,246	$5,360,063

Deferred loan fees included in total loans	$8,104	$8,503
Overdrawn demand deposits included in total loans	$4,837	$7,702

(1)	Excludes $146.3 million in covered loans. For a discussion of these covered loans, refer to Note 3, “Acquisition.”

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

Book Value of Loans Pledged

(Dollar amounts in thousands)

	December 31,
	2009	2008
Loans pledged to secure:
Deposits	$-	$5,910
Federal Home Loan Bank advances	644,540	619,183
Federal term auction facilities	1,831,835	1,155,626

Total	$2,476,375	$1,780,719

6.    SECURITIZATIONS AND MORTGAGE SERVICING RIGHTS

In 2009, the Company securitized $25.7 million of real estate 1-4 family loans, converting the loans into mortgage-backed securities issued through the Federal National Mortgage Association. The Company retained servicing responsibilities for the mortgages supporting these securities and collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. The Company also services loans from prior securitizations and services loans for which the servicing was acquired as part of a 2006 bank acquisition. Mortgage loans serviced for and owned by third parties are not included in the Consolidated Statements of Financial Condition. The unpaid principal balance of these loans totaled $123.8 million as of December 31, 2009 and $130.7 million as of December 31, 2008. The Company has no recourse for credit losses on the loans securitized in 2009 or the loans previously serviced by the acquired bank, but retains limited recourse for credit losses on $8.1 million of loans securitized during 2004. For a discussion of the recourse obligation, refer to Note 22, “Commitments, Guarantees, and Contingent Liabilities.”

Carrying Value of Mortgage Servicing Rights

(Dollar amounts in thousands)

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of period	$1,461	$1,877	$2,613
New servicing assets	237	-	-
Total losses included in earnings (1):
Due to changes in valuation inputs and assumptions (2)	(145)	(90)	(345)
Other changes in fair value (3)	(315)	(326)	(391)

Balance at end of period	$1,238	$1,461	$1,877

Contractual servicing fees earned during the period (1)	$324	$388	$475

(1)	Included in other service charges, commissions, and fees in the Consolidated Statements of Income.
(2)	Principally reflects changes in prepayment speed assumptions.
(3)	Primarily represents changes in expected cash flows over time due to payoffs and paydowns.

The Company records its mortgage servicing rights at fair value. Under the fair value method, the Company initially records any mortgage servicing rights at their estimated fair value in other assets in the Consolidated Statements of Financial Condition. Fair value is subsequently determined by estimating the present value of the future cash flows associated with the mortgage loans serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights at December 31, 2009 included a weighted-average prepayment speed of 20.1% and a weighted-average discount rate of 11.4%. The Company uses market-based data for assumptions related to the valuation of mortgage servicing rights.

7.    RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve For Loan Losses

(Dollar amounts in thousands)

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$93,869	$61,800	$62,370
Loans charged-off	(168,038)	(40,337)	(10,066)
Recoveries of loans previously charged-off	3,305	2,152	2,263

Net loans charged-off, excluding covered assets	(164,733)	(38,185)	(7,803)
Net charge-offs on covered assets	-	-	-

Net loans charged-off	(164,733)	(38,185)	(7,803)
Provision for loan losses	215,672	70,254	7,233

Balance at end of year	$144,808	$93,869	$61,800

A portion of the Company’s reserve for loan losses is allocated to loans deemed impaired.

Impaired, Non-accrual, and Past Due Loans

(Dollar amounts in thousands)

	December 31,
	2009	2008
Impaired loans:
Impaired loans with valuation reserve required (1)	$45,246	$58,439
Impaired loans with no valuation reserve required	216,074	72,397

Total impaired loans	$261,320	$130,836

Non-accrual loans:
Impaired loans on non-accrual	$230,767	$123,492
Other non-accrual loans (2)	13,448	4,276

Total non-accrual loans	$244,215	$127,768

Restructured loans	$30,553	$7,344
Loans past due 90 days and still accruing interest	$4,079	$36,999

(1)	These impaired loans require a valuation reserve because the estimated value of the loans or related collateral less selling costs is less than the recorded investment in the loans.
(2)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

Impaired Loans

(Dollar amounts in thousands)

	Years Ended December 31,
	2009	2008	2007
Valuation reserve related to impaired loans	$20,170	$10,177	$1,757

Average impaired loans	$217,872	$48,171	$14,184
Interest income recognized on impaired loans (1)	$157	$97	$313

(1)	Interest income recognized on impaired loans is recorded using the cash basis of accounting.

As of December 31, 2009, the Company had $46.6 million of additional funds committed to be advanced in connection with impaired loans.

8.    PREMISES, FURNITURE, AND EQUIPMENT

Premises, Furniture, and Equipment

(Dollar amounts in thousands)

	December 31,
	2009	2008
Land	$42,957	$42,818
Premises	140,366	131,630
Furniture and equipment	72,417	80,770

Total cost	255,740	255,218
Accumulated depreciation	(135,098)	(135,183)

Net book value	$120,642	$120,035

Depreciation expense on premises, furniture, and equipment totaled $10.9 million in 2009, $11.4 million in 2008, and $11.7 million in 2007.

Assets Held for Sale

During first quarter 2009, the Company classified ten parcels of vacant land as held for sale. During third quarter 2009, the Company reclassified these lots as held for use since the Company no longer expects that it will be able to sell the properties within one year due to a declining real estate market. The total carrying value of $1.6 million as of December 31, 2009 is included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition. The listing price of these parcels is greater than the book value as of December 31, 2009. Therefore, no impairment loss was required to be recognized related to these properties. The Company had no assets classified as held for sale as of December 31, 2009 or 2008.

Operating Leases

At December 31, 2009, the Company was obligated under certain noncancelable operating leases for premises and equipment, which expire at various dates through the year 2019. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2009, have initial or remaining noncancelable lease terms in excess of one year.

Operating Leases

(Dollar amounts in thousands)

Total
Year ending December 31,
2010	$3,852
2011	3,779
2012	3,689
2013	3,643
2014	2,324
2015 and thereafter	4,090

Total minimum lease payments	$21,377

Rental expense charged to operations amounted to $3.3 million in 2009 and 2008, and $3.4 million in 2007, including amounts paid under short-term cancelable leases. Occupancy expense has been reduced by rental income from premises leased to others in the amount of $533,000 in 2009, $479,000 in 2008, and $511,000 in 2007.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the Carrying Amount of Goodwill

(Dollar amounts in thousands)

	Years Ended December 31,
	2009	2008
Balance at beginning of year	$262,886	$262,195
Purchase accounting adjustments	-	691

Balance at end of year	$262,886	$262,886

Goodwill is not amortized but is subject to impairment tests on at least an annual basis. The Company’s annual goodwill impairment test was performed as of October 1, 2009, and it was determined no impairment existed as of that date.

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

The Company has other intangible assets capitalized on its Consolidated Statements of Financial Condition in the form of core deposit premiums. These intangible assets are being amortized over their estimated useful lives, which range from 5.5 years to 11.8 years. The Company reviews intangible assets at least annually for possible impairment or more often if events or changes in circumstances between tests indicate that carrying amounts may not be recoverable. The testing is performed by comparing the carrying value of intangibles with the anticipated future cash flows.

Other Intangible Assets

(Dollar amounts in thousands)

	December 31,
	2009	2008
Core deposit intangibles, gross	$36,591	$35,731
Accumulated amortization	(17,998)	(14,069)

Core deposit intangibles, net	$18,593	$21,662

Weighted-average remaining life (in years)	7.0	6.7

Amortization expense totaled $3.9 million in 2009 and $4.4 million in both 2008 and 2007.

Scheduled Amortization of Other Intangible Assets

(Dollar amounts in thousands)

Total
Year ending December 31,
2010	$4,010
2011	3,242
2012	2,630
2013	2,483
2014	1,891
2015 and thereafter	4,337

Total	$18,593

10.    DEPOSITS

Summary of Deposits

(Dollar amounts in thousands)

	December 31,
	2009	2008
Demand deposits	$1,133,756	$1,040,763
Savings deposits	749,279	747,079
NOW accounts	913,140	915,691
Money market deposits	1,089,710	754,421
Time deposits less than $100,000	1,293,543	1,436,692
Time deposits of $100,000 or more	705,851	691,108

Total deposits	$5,885,279	$5,585,754

Scheduled Maturities of Time Deposits

(Dollar amounts in thousands)

Total
Year ending December 31,
2010	$1,689,277
2011	228,262
2012	43,065
2013	22,856
2014	15,299
2015 and thereafter	635

Total	$1,999,394

Maturities of Time Deposits of $100,000 or More (Dollar amounts in thousands)

Total
Maturing within 3 months	$223,056
After 3 but within 6 months	171,928
After 6 but within 12 months	222,020
After 12 months	88,847

Total	$705,851

11.    BORROWED FUNDS

Summary of Borrowed Funds

(Dollar amounts in thousands)

	December 31,
	2009	2008
Securities sold under agreements to repurchase	$238,390	$457,598
Federal funds purchased	—	280,000
Federal Home Loan Bank advances	152,786	310,736
Federal term auction facilities	300,000	650,000

Total borrowed funds	$691,176	$1,698,334

Securities sold under agreements to repurchase, federal funds purchased, and federal term auction facilities generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. Treasury and U.S. Agency securities and, if required, are held in third party pledge accounts. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2009, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders’ equity.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) and has access to term financing from the FHLB. These advances are secured by qualifying residential and multi-family mortgages, home equity loans, and state and municipal and mortgage-related securities. At December 31, 2009, all advances from the FHLB are fixed rate with interest payable monthly.

Maturity and Rate Schedule for FHLB Advances

(Dollar amounts in thousands)

	December 31, 2009		December 31, 2008
Maturity	Advance Amount	Rate (%)	Advance Amount	Rate (%)
January 5, 2009	$-	-	$100,000	0.35
February 17, 2009	-	-	35,000	4.73
July 23, 2009	-	-	50,000	3.26
September 8, 2009	-	-	25,000	2.42
November 5, 2009	-	-	50,000	4.30
December 4, 2009	-	-	50,000	3.79
February 1, 2010	4,986	2.95	-	-
June 15, 2010	382	6.05	736	6.05
December 1, 2011	25,000	1.15	-	-
May 4, 2012	4,959	2.51	-	-
May 4, 2012	4,959	2.51	-	-
December 4, 2012	37,500	1.70	-	-
December 4, 2013	25,000	2.28	-	-
December 18, 2013	50,000	2.37	-	-

	$152,786	2.03	$310,736	2.68

None of the Company’s borrowings have any related compensating balance requirements that restrict the use of Company assets.

The Company had unused short-term credit lines available for use of $700.0 million as of December 31, 2009 and $1.4 billion as of December 31, 2008. Unused lines as of December 31, 2009 and 2008 consist of available federal funds lines. The availability of the federal funds lines is subject to the liquidity position of other banks. As of December 31, 2009, the Company also had $598.9 million in funding available through the Federal Reserve Bank Discount Window’s primary credit program, which includes federal term auction facilities.

12.    SUBORDINATED DEBT

Subordinated Debt

(Dollar amounts in thousands)

	December 31, 2009	December 31, 2008
6.95% junior subordinated debentures due in 2033
Principal amount	$87,351	$128,866
Discount	(81)	(125)
Basis adjustment related to fair value hedges (1)	-	3,749

Total junior subordinated debentures	87,270	132,490

5.85% subordinated notes due in 2016
Principal amount	50,500	100,000
Discount	(35)	(81)

Total subordinated notes due in 2016	50,465	99,919

Total subordinated debt	$137,735	$232,409

(1)	For additional discussion regarding the fair value hedges, refer to Note 21, “Derivative Instruments and Hedging Activities.”

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

In 2003, the Company formed First Midwest Capital Trust I (“FMCT I”), a statutory business trust, organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole assets of the trust. The trust preferred securities of the trust represent preferred beneficial interests in the assets of the trust and are subject to mandatory redemption, in whole or in part, upon payment of the junior subordinated debentures held by the trust. The common securities of the trust are wholly-owned by the Company. The trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The Company’s obligations under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of the trust’s obligations under the trust securities issued by the trust. The guarantee covers the distributions and payments on liquidation or redemption of the trust preferred securities, but only to the extent of funds held by the trust.

In accordance with GAAP, FMCT I qualifies as a variable interest entity for which the Company is not the primary beneficiary and therefore ineligible for consolidation. Accordingly, the trust is not consolidated in the Company’s financial statements. The subordinated debentures issued by the Company to the trust are included in the Company’s Consolidated Statements of Financial Condition as “subordinated debt” with the corresponding interest distributions recorded as interest expense. The common shares issued by the trust are included in other assets in the Company’s Consolidated Statements of Financial Condition.

In September 2009, the Company completed an offer to exchange a portion of the notes and a separate offer to exchange a portion of the subordinated debentures for newly issued shares of common stock of the Company. The exchanges strengthened the composition of First Midwest’s capital base by increasing its Tier 1 common and tangible common equity ratios, while also reducing the interest expense associated with the debt securities.

As a result of the exchange offers, $39.3 million of subordinated debentures were retired at a discount of 20% in exchange for 3,058,410 shares of common stock of the Company, and $29.5 million of notes were retired at a discount of 10% in exchange for 2,584,695 shares of common stock of the Company.

Subsequent to the exchanges, the Company retired an additional $1.0 million of subordinated debentures at a discount of 20% for cash and $20.0 million of notes at a discount of 7% for cash.

In the aggregate, the exchange offers and the subsequent retirement of debt for cash resulted in the recognition of $15.3 million in pre-tax gains by the Company. These gains are shown as a separate component of noninterest income in the Consolidated Statements of Income.

Common Stock, Preferred Securities, and Related Debentures

(Dollar amounts and number of shares in thousands)

Issuance trust	First Midwest Capital Trust I
Issuance date	November 18, 2003
Common shares issued	3,866
Trust preferred securities issued (1)	125,000
Coupon rate (2)	6.95%
Maturity	December 1, 2033
Principal amount of debentures (3):
As of December 31, 2009	$ 87,270
As of December 31, 2008	$ 132,490

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

(3)

The company has the right to redeem its debentures: (i) in whole or in part at any time and (ii) in whole at any time within 90 days after the occurrence of a “Tax Event,” an “Investment Company Act Event,” or a “Regulatory Capital Event” (as defined in the indenture pursuant to which the debentures were issued), subject to regulatory approval. If the debentures are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments from the redemption date to the maturity date discounted at the Adjusted Treasury Rate (as defined in the indenture), plus any accrued but unpaid interest.

13.    MATERIAL TRANSACTION AFFECTING STOCKHOLDERS’ EQUITY

Common Shares Issued

As referred to above, in September 2009, the Company issued a total of 5,643,105 shares of common stock at a price of $10.272 per share, a $56.6 million increase in stockholders’ equity, net of related expenses.

The Company had 66,969,171 shares issued and 54,793,343 shares outstanding as of December 31, 2009 and 61,326,066 shares issued and 48,629,541 shares outstanding as of December 31, 2008.

Issuance of Preferred Shares

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

Quarterly Dividend on Common Shares

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

On May 27, 2009, August 31, 2009, and December 2, 2009, the Company’s Board of Directors announced additional quarterly common stock dividends of $0.010 per share each.

14.    EARNINGS PER COMMON SHARE

Basic and Diluted Earnings Per Common Share

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Net (loss) income	$(25,750)	$49,336	$80,159
Preferred dividends	(9,650)	(670)	-
Accretion on preferred stock	(615)	(42)	-
Net loss (income) applicable to non-vested restricted shares	464	(142)	(65)

Net (loss) income applicable to common shares	$(35,551)	$48,482	$80,094

Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	50,034	48,462	49,295
Dilutive effect of stock options	-	53	291

Weighted-average diluted common shares outstanding	50,034	48,515	49,586

Basic (loss) earnings per common share	$(0.71)	$1.00	$1.62
Diluted (loss) earnings per common share	$(0.71)	$1.00	$1.62
Anti-dilutive shares not included in the computation of diluted earnings per common share (1)	3,993	2,631	824

(1)	Represents stock options and common stock warrants for which the exercise price is greater than the average market price of the Company’s common stock.

15.    COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains, and losses that bypass reported net income under GAAP. The Company includes the following items, net of tax, in other comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity: changes in unrealized gains or losses on securities available-for-sale and changes in the funded status of the Company’s pension plan.

Components of Other Comprehensive Income

(Dollar amounts in thousands)

	Years Ended December 31,
	2009			2008			2007
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available-for-sale:
Unrealized holding gains (losses)	$2,556	$986	$1,570	$(31,316)	$(12,210)	$(19,106)	$(47,370)	$(18,469)	$(28,901)
Less: Reclassification of net gains (losses) included in net income	2,110	824	1,286	(35,611)	(13,888)	(21,723)	(50,801)	(19,812)	(30,989)

Net unrealized holding gains (losses)	446	162	284	4,295	1,678	2,617	3,431	1,343	2,088

Funded status of pension plan:
Unrealized holding gains (losses)	16,988	6,625	10,363	(14,658)	(5,726)	(8,932)	2,408	935	1,473

Total other comprehensive income (loss)	$17,434	$6,787	$10,647	$(10,363)	$(4,048)	$(6,315)	$5,839	$2,278	$3,561

Activity in Accumulated Other Comprehensive (Loss) Income

(Dollar amounts in thousands)

	Years Ended December 31,
	Accumulated Unrealized (Losses) Gains on Securities Available-for- Sale	Accumulated Unrealized (Losses) Gains on Under-funded Pension Obligation	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2006	$(6,733)	$(8,555)	$(15,288)
2007 other comprehensive income	2,088	1,473	3,561

Balance at December 31, 2007	(4,645)	(7,082)	(11,727)
2008 other comprehensive income (loss)	2,617	(8,932)	(6,315)

Balance at December 31, 2008	(2,028)	(16,014)	(18,042)
Cumulative effect of change in accounting for other-than-temporary impairment	(11,271)	-	(11,271)

Adjusted balance at January 1, 2009	(13,299)	(16,014)	(29,313)
2009 other comprehensive income	284	10,363	10,647

Balance at December 31, 2009	$(13,015)	$(5,651)	$(18,666)

16.    INCOME TAXES

Components of Income Taxes

(Dollar amounts in thousands)

	Years Ended December 31,
	2009	2008	2007
Current tax (benefit) expense:
Federal	$(10,298)	$3,429	$33,771
State	(5,420)	(3,472)	8,303

Total	(15,718)	(43)	42,074

Deferred tax (benefit) expense:
Federal	(28,808)	(5,778)	(17,792)
State	(5,650)	(7,470)	(10,429)

Total	(34,458)	(13,248)	(28,221)

Total income tax (benefit) expense	$(50,176)	$(13,291)	$13,853

Federal income tax expense and the related effective income tax rate are primarily influenced by the amount of tax-exempt income derived from investment securities and bank owned life insurance (“BOLI”) in relation to pre-tax income. State income tax expense and the related effective tax rate are influenced by state tax rules relating to consolidated/combined reporting and sourcing of income and expense.

Income tax benefits totaled $50.2 million in 2009 and $13.3 million in 2008. The Company recorded $13.9 million in tax expense in 2007. The increase in income tax benefits from 2008 to 2009 was primarily attributable to a decrease in pre-tax income in 2009, coupled with an increase in tax-exempt interest as a percent of the total pre-tax amount. This effect was offset in part by a decrease in state tax-exempt income attributable to changes in Illinois tax law effective in 2009.

The decrease in income tax expense from 2007 to 2008 was primarily attributable to a decrease in pre-tax income in 2008, and to a lesser extent, to the recording of state tax benefits relating to uncertain tax positions. This was offset in part by a decrease in BOLI income in 2008.

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded.

Deferred Tax Assets and Liabilities

(Dollar amounts in thousands)

	December 31,
	2009	2008
Deferred tax assets:
Alternative minimum tax (“AMT”) and other credit carryforwards	$2,286	$-
Reserve for loan losses	50,683	32,854
Unrealized losses	24,466	21,639
Equity compensation expense	2,889	3,296
Other real estate owned	4,072	649
State net operating loss (“NOL”) carryforwards	8,448	8,782
Other state tax benefits	10,016	5,251
Other	7,752	4,324

Total deferred tax assets	110,612	76,795

Deferred tax liabilities:
Purchase accounting adjustments and intangibles	(8,201)	(8,757)
Dividends receivable	(3,285)	(3,294)
Deferred loan fees	(3,113)	(3,696)
Bond discount accretion	(2,593)	(3,745)
Accrued retirement benefits	(2,512)	(3,953)
Depreciation	(1,346)	(2,263)
Deferred gain on FDIC-assisted transaction	(4,036)	-
Other	(2,490)	(3,268)

Total deferred tax liabilities	(27,576)	(28,976)

Deferred tax valuation allowance	(2,503)	(1,744)

Net deferred tax assets	80,533	46,075
Tax effect of adjustments related to other comprehensive income	11,946	11,528

Net deferred tax assets including adjustments	$92,479	$57,603

Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition.

At December 31, 2009, the Company had Illinois gross net operating loss carryforwards of $178.0 million, which are available to offset future taxable income. These net operating loss carryforwards will begin to expire in 2015. The Company also had Indiana gross net operating loss carryforwards of $27.5 million, which will begin to expire in 2026. AMT Credits and other credits have an indefinite life and twenty year life respectively. Approximately $1.5 million of other credits will begin to expire in 2028. The Company expects to fully utilize the credits carried forward.

On December 31, 2009, the Company recorded a valuation allowance of $2.5 million, an increase of $759,000 from December 31, 2008, with respect to Indiana net operating loss carryforwards and net deferred tax assets that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized.

Components of Effective Tax Rate

	Years Ended December 31,
	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income, net of interest expense disallowance	16.5%	(39.9%)	(14.2%)
State income tax, net of federal income tax effect	12.1%	(30.4%)	(1.5%)
Other, net	2.5%	(1.6%)	(4.6%)

Effective tax rate	66.1%	(36.9%)	14.7%

The change in effective income tax rate from 2008 to 2009 was primarily attributable to a decrease in pre-tax income in 2009. This effect was offset in part by a decrease in tax-exempt income from investment securities and a decrease in state tax-exempt income attributable to changes in Illinois tax law effective in 2009.

The decrease in effective income tax rate from 2007 to 2008 was primarily attributable to a decrease in pre-tax income in 2008, and to a lesser extent, to the recording of state tax benefits relating to uncertain tax positions. This was offset in part by a decrease in BOLI income in 2008.

As of December 31, 2009, 2008, and 2007, the Company’s retained earnings included an appropriation for an acquired thrift’s tax bad debt reserves of approximately $2.5 million for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings were distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.

Uncertainty in Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Illinois, Indiana, and Iowa. The Company is no longer subject to examinations by U.S. federal, Indiana, or Iowa tax authorities for years prior to 2006 or by Illinois tax authorities for years prior to 2002.

Audits of the Company’s 2002-2005 Illinois income tax returns are currently pending. The Company believes it is reasonably possible that these audits will be resolved without significant changes to the returns as filed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Rollforward of Unrecognized Tax Benefits

(Dollar amounts in thousands)

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$5,751	$9,888	$7,734
Additions for tax positions relating to the current year	9	1,187	2,253
Reductions for tax positions relating to prior years	(5,446)	(5,324)	-
Lapse in statute of limitations	-	-	(99)

Balance at end of year	$314	$5,751	$9,888

The reductions in uncertain tax positions in 2008 and 2009 are a result of the resolution of certain tax authority examinations.

The Company does not anticipate that the amount of uncertain tax positions will significantly increase or decrease in the next 12 months.

Included in the balance at December 31, 2009 are tax positions totaling $314,000 that would favorably affect the Company’s effective tax rate if recognized in future periods. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The Company recognized interest expense (benefit), net of tax effect, and penalties of $(556,000) in 2009, $(303,000) in 2008, and $497,000 in 2007. The Company had accrued interest and penalties, net of tax effect, of $29,000 as of December 31, 2009 and $585,000 as of December 31, 2008. These amounts are not included in the unrecognized tax benefits rollforward presented above.

17.    EMPLOYEE BENEFIT PLANS

Savings and Profit Sharing Plan - The Company has a defined contribution retirement savings plan (the “Plan”), which allows qualified employees, at their option, to make contributions up to 45% of pre-tax base salary (15% for certain highly compensated employees) through salary deductions under Section 401(k) of the Internal Revenue Code. At the employees’ direction, employee contributions are invested among a variety of investment alternatives. For employees who make voluntary contributions to the Plan, the Company contributes an amount equal to 2% of the employee’s compensation. The Plan also permits the Company to distribute a discretionary profit-sharing component up to 15% of the employee’s compensation. The Company’s matching contribution vests immediately, while the discretionary component gradually vests over a period of six years based on the employee’s years of service. The cost of providing this plan was $2.5 million in 2009, $2.8 million in 2008, and $4.8 million in 2007. The number of shares of the Company common stock held by the Plan was 2,916,152 at December 31, 2009 and 1,721,707 at December 31, 2008. The fair value of Company shares held by the Plan was $31.8 million at December 31, 2009 and $34.4 million at December 31, 2008. The Plan received dividends from the Company of $452,000 during 2009 and $2.1 million during 2008.

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

Pension Plan’s Cost and Obligations

(Dollar amounts in thousands)

	December 31,
	2009	2008
Accumulated benefit obligation	$35,921	$35,121

Change in benefit obligation:
Projected benefit obligation at beginning of year	$52,259	$48,530
Service cost	3,404	3,123
Interest cost	3,337	3,103
Actuarial (gains) losses	(13,444)	1,986
Benefits paid	(1,885)	(4,483)

Projected benefit obligation at end of year	$43,671	$52,259

Change in plan assets:
Fair value of plan assets at beginning of year	$38,710	$44,541
Actual return on plan assets	6,208	(8,848)
Benefits paid	(1,885)	(4,483)
Employer contributions	8,000	7,500

Fair value of plan assets at end of year	$51,033	$38,710

Funded Status	$7,362	$(13,549)

Amounts recognized in the consolidated statements of financial condition consist of:
Noncurrent prepaid pension	$7,362	$-
Noncurrent pension liability	$-	$(13,549)

Amounts recognized in accumulated other comprehensive income:
Prior service cost	$11	$15
Net loss	9,253	26,237

Net amount recognized	$9,264	$26,252

Amounts expected to be amortized from other comprehensive income into net periodic benefit cost in the next fiscal year:
Prior service cost	$3	$3
Net loss	-	2,023

Net amount expected to be recognized	$3	$2,026

Weighted-average assumptions at the end of the year used to determine the actuarial present value of the projected benefit obligation:
Discount rate	6.00%	6.25%
Rate of compensation increase	3.00%	4.50%

Net Periodic Benefit Pension Expense

(Dollar amounts in thousands)

	Years Ended December 31,
	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$3,404	$3,123	$3,707
Interest cost	3,337	3,103	2,927
Expected return on plan assets	(4,558)	(4,329)	(3,660)
Recognized net actuarial loss	1,153	501	837
Amortization of prior service cost	3	4	3
Other	737	-	-

Net periodic cost	4,076	2,402	3,814

Other changes in plan assets and benefit obligations recognized as a charge to other comprehensive income:
Net (gain) loss for the period	(15,830)	15,163	(1,567)
Amortization of prior service cost	(4)	(4)	(4)
Amortization of net loss	(1,154)	(501)	(837)

Total	(16,988)	14,658	(2,408)

Total recognized in net periodic pension cost and other comprehensive income	$(12,912)	$17,060	$1,406

Weighted-average assumptions used to determine the net periodic cost:
Discount rate	6.25%	6.50%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%	4.50%

Pension Plan Asset Allocation

(Dollar amounts in thousands)

	Target Allocation 2010	Fair Value of Plan Assets (1)	Percentage of Plan Assets
			2009	2008
Asset Category:
Equity securities	50 - 60%	$28,485	56%	58%
Fixed income	30 - 48%	20,002	39%	35%
Cash equivalents	2 - 10%	2,546	5%	7%

Total		$51,033	100%	100%

(1)	Additional information regarding the fair value of plan assets can be found in Note 24, “Estimated Fair Value of Financial Instruments.”

Expected amortization of net actuarial losses - To the extent the cumulative actuarial losses included in accumulated other comprehensive income exceed 10% of the greater of the accumulated benefit obligation or the market-related value of the Pension Plan assets, the Company’s policy for amortizing the Pension Plan’s net actuarial losses into income is to amortize the actuarial losses over the future working life of the Pension Plan participants. Actuarial losses included in other comprehensive income as of December 31, 2009 totaled $9.3 million and represented 25.8% of the accumulated benefit obligation and 18.2% of the fair value of plan assets. The amortization of the net actuarial loss is a component of the net periodic benefit cost. Amortization of the net actuarial losses and prior service cost included in other comprehensive income is not expected to have a material impact on the Company’s future results of operations, financial position, or liquidity.

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

Based on the actuarial assumptions, the Company does not anticipate making a contribution to the Pension Plan in 2010. Estimated future pension benefit payments, which reflect expected future service, for fiscal years 2010 through 2019, are as follows.

Estimated Future Pension Benefit Payments

(Dollar amounts in thousands)

Total
Year ending December 31,
2010	$2,469
2011	2,084
2012	2,476
2013	2,888
2014	2,968
2015-2019	18,793

18.    SHARE-BASED COMPENSATION

Share-Based Plans

Omnibus Stock and Incentive Plan (the “Omnibus Plan”) - In 1989, the Board of Directors of the Company adopted the Omnibus Plan, which allows for the granting of both incentive and non-statutory (“nonqualified”) stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, and performance shares to certain key employees. The total number of shares of the Company’s common stock authorized for awards under the Omnibus Plan, as amended, is 7,431,641. As of December 31, 2009, 1,278,843 stock options and/or restricted stock/unit awards remain available for grant.

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

Nonemployee Directors Stock Plan (the “Directors Plan”) - In 1997, the Board of Directors of the Company adopted the Directors Plan, which provides for the granting of equity awards to nonmanagement Board members of the Company. A maximum of 481,250 shares of common stock are authorized for grant under the Directors Plan with 159,437 shares remaining available for grant as of December 31, 2009. Until 2008 only non-qualified stock options were issued under the Directors Plan. The exercise price of the options is equal to the fair value of the common stock on the date of grant. All options have a term of ten years from the date of grant and become exercisable one year from the date of grant subject to accelerated vesting in the event of retirement, death, disability, or change-in-control, as defined in the Directors Plan.

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

Accounting Treatment

The Company accounts for share-based compensation using the modified prospective transition method. Under this transition method, compensation cost is recognized in the financial statements beginning January 1, 2006, based on the accounting guidance for all share-based payments granted after that date and based on the previous accounting guidance for all unvested awards granted prior to 2006. Share-based compensation expense is included in “salaries and wages” in the Consolidated Statements of Income.

Effect of Recording Share-Based Compensation Expense

(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2009	2008	2007
Stock option expense	$785	$2,210	$2,804
Restricted stock/unit award expense	2,731	2,335	1,467

Total share-based compensation expense	3,516	4,545	4,271
Income tax benefit	1,371	1,591	1,495

Share-based compensation expense, net of tax	$2,145	$2,954	$2,776

Basic earnings per common share	$0.04	$0.06	$0.06
Diluted earnings per common share	$0.04	$0.06	$0.06
Cash flows provided by (used in) operating activities	$177	$37	$(361)
Cash flows (used in) provided by financing activities	$(177)	$(37)	$361

The preceding table includes the cash flow effects of excess tax benefits on operating and financing cash flows. GAAP requires that cash flows resulting from the tax benefits of tax deductions in excess of recognized compensation expense be reported as financing cash flows, rather than as operating cash flows as required under prior accounting rules.

Stock Options

Nonqualified Stock Option Transactions

(Amounts in thousands, except per share data)

	Year Ended December 31, 2009
	Options	Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)
Outstanding at beginning of year	2,816	$31.53
Granted	-	-
Exercised	-	-
Forfeited	(3)	38.62
Expired	(179)	27.84

Outstanding at end of period	2,634	$31.77	4.53	$-

Ending vested and expected to vest	2,634	$31.77	4.53	$-
Exercisable at end of period	2,189	$31.66	3.88	$-

(1)	Represents the average contractual life remaining in years.
(2)

Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the year and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on December 31, 2009. This amount will fluctuate with changes in the fair value of the Company’s common stock.

Stock Option Valuation Assumptions - The Company estimates the fair value of stock options at the date of grant using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. No stock options were granted in 2009.

Stock Option Valuation Assumptions

	Years Ended December 31,
	2009	2008	2007
Expected life of the option (in years)	-	5.9	5.8
Expected stock volatility	-	18%	16%
Risk-free interest rate	-	3.30%	4.63%
Expected dividend yield	-	3.72%	3.08%
Weighted-average fair value of options at their grant date	$-	$3.57	$6.03

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

Other Stock Option Information

(Dollar amounts in thousands)

	Years Ended December 31,
	2009	2008	2007
Share-based compensation expense	$785	$2,210	$2,804
Unrecognized compensation expense	$283	$1,281	$2,714
Weighted-average amortization period remaining (in years)	0.4	0.8	0.9
Total intrinsic value of stock options exercised	$-	$442	$2,219
Cash received from stock options exercised	$-	$1,088	$4,139
Income tax benefit realized from stock options exercised	$-	$558	$1,330

In 2008, the Company recognized $105,000 in additional compensation costs as a result of accelerated vesting on 101,149 options held by one grantee. No stock option award modifications were made during 2007 or 2009.

The Company issues treasury shares to satisfy stock option exercises and restricted stock award releases.

Restricted Stock and Restricted Stock Unit Awards

Restricted Stock/Unit Award Transactions

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2009		2008
	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares/Units	Weighted Average Grant Date Fair Value
Restricted Stock Awards
Nonvested restricted stock awards at beginning of year	142	$26.39	39	$36.42
Granted	547	9.27	134	25.41
Vested	(31)	29.91	(25)	36.44
Forfeited	(5)	18.30	(6)	28.10

Nonvested restricted stock awards at end of year	653	$11.94	142	$26.39

Restricted Stock Units
Nonvested restricted stock units at beginning of year	-	$-	25	$36.42
Granted	-	-	35	27.16
Vested	-	-	(60)	24.93

Nonvested restricted stock units at end of year	-	$-	-	$-

The fair value of restricted stock/unit awards is determined based on the average of the high and low stock price on the date of grant and is recognized as compensation expense over the vesting period.

Other Restricted Stock Unit/Award Information

(Dollar amounts in thousands)

	Years Ended December 31,
	2009	2008	2007
Share-based compensation expense	$2,731	$2,335	$1,467
Unrecognized compensation expense	$4,489	$2,397	$684
Weighted-average amortization period remaining (in years)	1.6	1.7	0.8
Total fair value of vested restricted stock unit/awards, at end of period	$7,205	$4,277	$664
Cash paid to settle restricted stock unit/awards	$—	$1,268	$238
Income tax benefit realized from vesting/release of restricted stock/unit awards	$258	$739	$232

In 2008, the Company recognized $683,000 in additional compensation costs as a result of accelerated vesting on restricted stock units held by one grantee. No restricted stock units award modifications were made during 2007 or 2009.

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

20.    REGULATORY AND CAPITAL MATTERS

The Company and its subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Bank is required to maintain reserves against deposits. Reserves are held either in the form of vault cash or non-interest-bearing balances maintained with the Federal Reserve Bank and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances totaling $4.8 million at December 31, 2009 and $46.1 million at December 31, 2008 were maintained in fulfillment of these requirements.

Under current Federal Reserve regulations, the Bank is limited in the amount it may loan or advance to the Parent Company and its non-bank subsidiaries. Loans or advances to a single subsidiary may not exceed 10% and loans to all subsidiaries may not exceed 20% of the bank’s capital stock and surplus, as defined. Loans from subsidiary banks to non-bank subsidiaries, including the Parent Company, are also required to be collateralized.

The principal source of cash flow for the Company is dividends from the Bank. Various federal and state banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by the Bank. Future payment of dividends by the subsidiaries is dependent upon individual regulatory capital requirements and levels of profitability. Without prior regulatory approval, the Bank can initiate aggregate dividend payments in

2009 of $43.9 million plus an additional amount equal to its net profits for 2010, as defined by statute, up to the date of any such dividend declaration. Future payment of dividends by the Bank is dependent upon individual regulatory capital requirements and levels of profitability. Since the Company is a legal entity, separate and distinct from its subsidiaries, the dividends of the Company are not subject to such bank regulatory guidelines.

The Company and the Bank are also subject to various capital requirements set up and administered by the federal banking agencies. Under capital adequacy guidelines, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components of capital and assets, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to adjusted average assets (as defined). Failure to meet minimum capital requirements could result in actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. As of December 31, 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Federal Reserve Board (“FRB”), the primary regulator of the Company and the Bank, establishes minimum capital requirements that must be met by member institutions. As of December 31, 2009, the most recent regulatory notification classified the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification.

The following table presents the Company’s and the Bank’s measures of capital as of the dates presented and the capital guidelines established by the FRB to be categorized as adequately capitalized and as “well capitalized.”

Summary of Capital Ratios

(Dollar amounts in thousands)

	First Midwest Actual		Adequately Capitalized		“Well Capitalized” for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2009:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$893,085	14.25%	$501,481	8.00%	$626,851	10.00%
First Midwest Bank	735,117	11.80	498,288	8.00	622,860	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	763,443	12.18	250,740	4.00	376,110	6.00
First Midwest Bank	656,433	10.54	249,144	4.00	373,716	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	763,443	10.18	224,894	3.00	374,824	5.00
First Midwest Bank	656,433	8.80	223,866	3.00	373,111	5.00

As of December 31, 2008:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$949,433	14.36%	$528,749	8.00%	$660,936	10.00%
First Midwest Bank	746,265	11.34	526,308	8.00	657,885	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	766,758	11.60	264,374	4.00	396,562	6.00
First Midwest Bank	663,886	10.09	263,154	4.00	394,731	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	766,758	9.41	244,400	3.00	407,333	5.00
First Midwest Bank	663,886	8.19	243,302	3.00	405,503	5.00

21.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Accounting Policy for Derivative Financial Instruments

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

Fair Value Hedges - During 2008 and 2009, the Company hedged the fair value of fixed rate commercial real estate loans through the use of pay fixed, receive variable interest rate swaps. In 2008, the Company also hedged the fair value of fixed rate, junior subordinated debentures through the use of pay variable, receive fixed interest rate swaps, but these were terminated before the end of 2008.

Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The valuations and expected lives presented in the following table are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31, 2009 and 2008.

Other Derivative Activities - The Company had no other derivative instruments as of December 31, 2009 or 2008. The Company does not enter into derivative transactions for purely speculative purposes.

Interest Rate Derivatives Portfolio

(Dollar amounts in thousands)

	December 31,
	2009		2008
Fair Value Hedges
Related to fixed rate commercial loans
Notional amount outstanding	$19,005		$19,982
Weighted-average interest rate received	2.14%		3.16%
Weighted-average interest rate paid	6.40%		6.39%
Weighted-average maturity (in years)	7.76		8.76
Derivative liability fair value	$(1,208)		$(2,628)
Method used to assess hedge effectiveness	Dollar offset or Shortcut	(1)	Dollar offset or Shortcut	(1)
Method used to calculate ineffectiveness	Change in fair value	(2)	Change in fair value	(2)

(1)	The Company uses the shortcut method for one of its derivatives and uses the dollar-offset method for all other derivatives.
(2)	The Company calculated ineffectiveness based on the change in fair value of the hedged item compared with the change in fair value of the hedging instrument.

	Years ended December 31,
	2009	2008	2007
Gains (losses) on hedged items recognized in noninterest income:
Gains (losses) on swaps	$1,383	$(2,227)	$(561)
(Losses) gains on loans	(1,389)	2,230	573

Net hedge ineffectiveness (1)(2)	$(6)	$3	$12

Gains recognized in net interest income (3)	$120	$125	$—

(1)	Included in other noninterest income in the Consolidated Statements of Income.
(2)	No gains or losses were recognized related to components of derivative instruments that were excluded from the assessment of hedge ineffectiveness during 2009, 2008, or 2007.
(3)

The gain represents the fair value on discontinued fair value hedges in connection with our subordinated fixed rate debt that are being amortized through earnings over the remaining life of the hedged item (debt). In addition to these amounts, interest accruals on fair value hedges are also reported in net interest income.

Credit Risk

Credit risk occurs when the counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivatives, applying uniform credit standards maintained for all activities with credit risk, and collateralizing gains. The Company maintains a policy limiting credit exposure to any one counterparty to not more than 2.5% of stockholders’ equity. In addition, the Company has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains above an agreed-upon minimum threshold. On December 31, 2009, these collateral agreements covered 100% of the fair value of the Company’s interest rate swaps outstanding. Net losses with counterparties must be collateralized with either cash or U.S. government and U.S. government-sponsored agency securities. The Company pledged cash of $1.8 million as of December 31, 2009 and $2.7 million as of December 31, 2008 to collateralize net losses with counterparties. No other collateral was required to be pledged as of December 31, 2008 or 2009.

As of December 31, 2008 and 2009, all of the Company’s derivative instruments contained provisions that require the Company’s debt to remain above a certain credit rating by each of the major credit rating agencies. If the Company’s debt were to fall below that credit rating, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument.

22.    COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

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

Contractual or Notional Amounts of Financial Instruments

(Dollar amounts in thousands)

	December 31,
	2009	2008
Commitments to extend credit:
Home equity lines	$276,024	$293,221
Credit card lines	12,443	12,417
1-4 family real estate construction	47,531	87,050
Commercial real estate	192,896	286,368
All other commitments	652,131	844,226
Letters of credit:
Standby:
1-4 family real estate construction	17,152	21,301
Commercial real estate	53,534	35,536
All other	71,738	89,175
Recourse on assets securitized	8,132	9,344

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with the Company’s standby letters of credit, which is included in other liabilities in the Consolidated Statements of Financial Condition, totaled $755,000 as of December 31, 2009 and $700,000 as of December 31, 2008. The Company will amortize these amounts into income over the commitment period. As of December 31, 2009, standby letters of credit had a remaining weighted-average term of approximately 14.7 months, with remaining actual lives ranging from less than 1 year to 5.5 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in fourth quarter 2004, the Company is obligated by agreement to repurchase at recorded value any non-performing loans, defined as loans past due greater than 90 days. The Company repurchased $767,000 of non-performing loans in 2009 and $992,000 of non-performing loans in 2008. During 2009, the Company received $185,000 in satisfaction for loans repurchased in 2008 and 2009 and charged-off $73,000 related to loans repurchased in 2008 and 2009. During 2008, the Company charged-off $41,000 related to three loans repurchased in 2008. The aggregate outstanding balance of securitized loans subject to this recourse obligation was $8.1 million as of December 31, 2009 and $9.3 million as of December 31, 2008. Per its agreement, the Company’s recourse obligations will end on November 30, 2011. The carrying value of the Company’s recourse liability, which is included in other liabilities in the Consolidated Statements of Financial Condition, totaled approximately $150,000 as of December 31, 2009 and 2008.

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

In 2008, Visa completed its IPO, redeemed a portion of the Class U.S.A. shares, converted the remaining Class U.S.A. shares to Class B shares, and set aside $4.1 billion of the proceeds of the IPO in an escrow account to fund the expenses of the Visa litigation, as well as the members’ proportionate share of any judgments or settlements that may arise out of the Visa litigation. The Class B shares are not transferable (other than to another member bank) until the later of the third anniversary of the IPO closing, or the date in which the Visa litigation is resolved; therefore, the Company’s Class B shares were accounted for at their carryover basis of zero. The Company’s proportionate share of the Visa escrow account is accounted for as a receivable and is classified in other assets as an offset to the related Visa litigation liability, which is classified in other liabilities in the Consolidated Statements of Financial Condition. Both the Company’s receivable and liability balances related to the Visa litigation totaled $552,000 at December 31, 2009 and will decline as amounts are paid out of the escrow account.

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

Legal Proceedings

As of December 31, 2009, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of December 31, 2009.

23.    VARIABLE INTEREST ENTITIES

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

GAAP requires VIEs to be consolidated by the party who is exposed to a majority of the VIE’s expected losses and/or residual returns (i.e., the primary beneficiary). The following summarizes the VIEs in which the Company has a significant interest and discusses the accounting treatment applied for the consolidation of VIEs.

The Company owns 100% of the common stock of a business trust that was formed in November 2003 to issue trust preferred securities to third party investors. The trust’s only assets as of December 31, 2009 were the $87.3 million principal balance of the debentures issued by the Company and the related interest receivable of $506,000 that were acquired by the trust using proceeds from the issuance of preferred securities and common stock. The trust meets the definition of a VIE, but the Company is not the primary beneficiary of the trust. Accordingly, the trust is not consolidated in the Company’s financial statements. The subordinated debentures issued by the Company to the trust are included in the Company’s Consolidated Statements of Financial Condition as “Subordinated debt.”

The Company holds interests in three trust preferred capital security issuances. Although these investments may meet the definition of a VIE, the Company is not the primary beneficiary. The Company accounts for its interest in these investments as available-for-sale securities. The Company’s maximum exposure to loss is limited to its investment in these VIEs, which at December 31, 2009 had a total book value of $198,000 and fair value of $95,000.

The Company has a significant limited partner interest in 12 low-income housing tax credit partnerships and limited liability corporations, which were acquired at various times from 1997 to 2004. These entities meet the definition of a VIE. Since the Company is not the primary beneficiary of the entities, it will continue to account for its interest in these partnerships using the cost method. Exposure to loss as a result of its involvement with these entities is limited to the approximately $5.2 million book basis of the Company’s investment, less $395,000 that the Company is obligated to pay but has not yet funded.

24.    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures, monitors, and discloses certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis to account for trading securities, securities available-for-sale, mortgage servicing rights, derivative assets, and derivative liabilities and to annually disclose the fair value of pension plan assets. In addition, fair value is used on a non-recurring basis to apply lower-of-cost-or-market accounting to other real estate owned (“OREO”); and evaluate assets or liabilities for impairment, including collateral-dependent impaired loans, goodwill, and other intangibles. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company measures fair value in accordance with accounting guidance that was effective for the Company on January 1, 2008 for financial assets and liabilities and on January 1, 2009 for non-financial assets and liabilities. Depending upon the nature of the asset or liability, the Company uses various valuation techniques and input assumptions when estimating fair value.

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The new fair value guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels based on the reliability of the input assumptions. The hierarchy gives the highest priority to level 1 measurements and the lowest priority to level 3 measurements. The three levels of the fair value hierarchy are defined as follows:

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

Assets and Liabilities Measured at Fair Value

The following table provides the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at December 31, 2009.

Fair Value Measurements (1)

(Dollar amounts in thousands)

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2009

Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities	$14,236	$-	$-	$14,236
Securities available-for-sale:
U.S. Agency securities	-	756	-	756
Collateralized mortgage obligations (2)	-	307,921	-	307,921
Other mortgage-backed securities (2)	-	249,282	-	249,282
State and municipal securities	-	651,680	-	651,680
Collateralized debt obligations	-	-	11,728	11,728
Corporate debt securities	-	37,551	-	37,551
Equity securities	2,646	5,196	-	7,842

Total securities available-for-sale	2,646	1,252,386	11,728	1,266,760

Mortgage servicing rights (3)	-	-	1,238	1,238

Total assets	$16,882	$1,252,386	$12,966	$1,282,234

Liabilities:
Derivative liabilities (3)	$-	$1,208	$-	$1,208

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (4)	$-	$-	$120,549	$120,549
Other real estate owned (5)	-	-	57,137	57,137

Total assets	$-	$-	$177,686	$177,686

Refer to the following page for footnotes.

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2008

Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities	$12,358	$-	$-	$12,358
Securities available-for-sale:
U.S. Treasury securities	-	1,041	-	1,041
Collateralized mortgage obligations (2)	-	698,839	-	698,839
Other mortgage-backed securities (2)	-	501,633	16,632	518,265
State and municipal securities	-	906,747	-	906,747
Collateralized debt obligations	-	-	42,086	42,086
Corporate debt securities	-	33,325	-	33,325
Equity securities	-	15,883	-	15,883

Total securities available-for-sale	-	2,157,468	58,718	2,216,186

Mortgage servicing rights (3)	-	-	1,461	1,461

Total assets	$12,358	$2,157,468	$60,179	$2,230,005

Liabilities:
Derivative liabilities (3)	$-	$2,628	$-	$2,628

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (4)	$-	$-	$26,642	$26,642
Other real estate owned (5)	-	-	24,368	24,368

Total assets	$-	$-	$51,010	$51,010

(1)	Excludes the fair value disclosures for the Company’s defined benefit pension plan assets, which are presented separately in the tables that follow.
(2)	These securities are backed by residential mortgages.
(3)	Mortgage servicing rights are included in other assets, and derivative liabilities are included in other liabilities in the Consolidated Statements of Financial Condition.
(4)	Represents the carrying value of loans for which adjustments are based on the appraised or market-quoted value of the collateral.
(5)	Represents the estimated fair value, net of selling costs, based on appraised value.

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

The component of loss for any CDO that is deemed to be credit-related, if any, is determined by comparing the current amortized cost to the discounted cash flows for each CDO using each CDO’s specific contractual yield. The contractual yields for these CDOs range from the London Interbank Offered Rate (“LIBOR”) plus 125 to 160 basis points.

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

Carrying Value of Level 3 Securities Available-for-Sale

(Dollar amounts in thousands)

	Year Ended December 31,
	2009			2008
	Other Mortgage- Backed Securities	Collateralized Debt Obligations	Total	Mortgage- Backed Securities	Collateralized Debt Obligations	Total
Balance at beginning of period	$16,632	$42,086	$58,718	$28,866	$81,630	$110,496
Total income (losses):
Included in earnings (1)	-	(24,508)	(24,508)	-	(33,337)	(33,337)
Included in other comprehensive income (loss)	566	(5,835)	(5,269)	132	(4,366)	(4,234)
Purchases, sales, issuances, and settlements	(1,592)	(15)	(1,607)	(1,716)	(1,841)	(3,557)
Transfers out of Level 3 (2)	(15,606)	-	(15,606)	(10,650)	-	(10,650)

Balance at end of period	$-	$11,728	$11,728	$16,632	$42,086	$58,718

Change in unrealized losses recognized in earnings relating to securities still held at end of period	$-	$(24,508)	$(24,508)	$-	$34,844	$34,844

(1)	Included in securities (losses) gains, net in the Consolidated Statements of Income.
(2)

The transfers out of level 3 represent securities that were manually priced using broker quotes (a level 3 input) at the beginning of the period, but valued by an external pricing service (a level 2 input) at the end of the period.

In the table above, the net losses recognized in earnings for securities available-for-sale represent non-cash impairment charges recognized during 2009 on certain CDOs that were deemed to have a credit impairment, net of the gain realized on the sale of an asset-backed CDO previously written down.

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

A rollforward of the carrying value of mortgage servicing rights was provided in Note 6, “Securitizations and Mortgage Servicing Rights.”

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

Collateral-Dependent Impaired Loans - The carrying value of impaired loans is disclosed in Note 7, “Reserve for Loan Losses and Impaired Loans.” The Company does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Accordingly, fair value estimates, including those obtained from real estate brokers or other third-party consultants, for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy.

During 2009, collateral-dependent impaired loans with a carrying value of $307.3 million, less transfers to OREO of $61.0 million, were written down to their fair value of $120.5 million, resulting in a charge to the reserve for loan losses of $125.8 million, which was included in earnings.

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

During 2009, OREO properties with a carrying value of $71.4 million were written down to their fair value of $56.9 million, resulting in a charge to earnings of $12.6 million and a charge to the reserve for loan losses of $1.9 million.

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

Goodwill and other intangible assets are subject to impairment testing, which requires a significant degree of management judgment. Goodwill is tested at least annually for impairment or more often if events or circumstances between annual tests indicate that there may be impairment. The testing was performed by comparing the carrying value of goodwill with the anticipated future cash flows.

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

The annual test of goodwill and identified intangible assets performed as of October 1, 2009 for goodwill and November 30, 2009 for intangible assets did not indicate that an impairment charge was required. Additional goodwill impairment testing was conducted in first quarter 2009, when general economic conditions deteriorated significantly and the Company experienced a substantial decline in market capitalization. The additional testing did not indicate that an impairment charge was required.

If the testing had resulted in impairment, the Company would have classified goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3. Additional information regarding goodwill, other intangible assets, and impairment policies can be found in Note 9 of “Goodwill and Other Intangible Assets.”

Fair Value of Pension Plan Assets

The following describes the valuation methodologies used for pension plan assets measured at fair value on an annual basis, including the general classification of the assets pursuant to the fair value hierarchy.

•	Mutual funds are valued at the published net asset value of shares held by the Plan at year end and are classified as level 1 in the valuation hierarchy.

•	Money market funds are valued at cost, which approximates fair value, and are classified as level 1 in the valuation hierarchy.

•

U.S. Treasury securities are valued at the closing price reported on the active market on which the individual securities are traded and, therefore, are classified as level 1 in the valuation hierarchy.

•

Corporate bonds and U.S. government agency securities are valued at quoted prices from independent sources which are based on observable market trades or observable prices for similar bonds where a price for the identical bond is not observable and, therefore, are classified as level 2 in the valuation hierarchy.

•	Common stocks are valued at the closing price reported on the active market on which the individual securities are traded and, therefore, are classified as level 1 in the valuation hierarchy.

•	Common trust funds are valued at quoted redemption values on the last business day of the Plan’s year end and are classified as level 2 in the valuation hierarchy.

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2009.

	Pension Plan Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Mutual funds (1)	$4,737	$-	$-	$4,737
U.S. government and government agency securities	3,726	5,446	-	9,172
Corporate bonds	-	10,830	-	10,830
Common stocks	14,006	-	-	14,006
Common trust funds	-	12,288	-	12,288

Total assets at fair value	$22,469	$28,564	$-	$51,033

(1)	Includes mutual funds, money market funds, cash, cash equivalents, and accrued interest.

Fair Value Disclosure of Other Assets and Liabilities

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

Covered Assets - Covered assets represent the loans and OREO acquired from the former First DuPage Bank, including the FDIC indemnification asset. The fair value for the loan portfolio was determined by discounting the expected cash flows at a market interest rate based on certain input assumptions. The market interest rate (discount rate) was derived from LIBOR swap rates over the expected weighted average life of the asset. The expected cash flows were determined based on contractual terms and default timing assumptions. The Company also estimated the fair value of OREO and the FDIC indemnification asset, which covers both the loans and OREO acquired, based on a similar discounted cash flow approach.

Investment in Bank Owned Life Insurance - The fair value of investments in bank owned life insurance is based on quoted market prices of the underlying assets.

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

Standby Letters of Credit - The fair value of standby letters of credit represents deferred fees arising from the related off-balance sheet financial instruments. These deferred fees approximate the fair value of these instruments and are based on several factors, including the remaining terms of the agreement and the credit standing of the customer.

Commitments - Given the limited interest rate exposure posed by the commitments outstanding at year-end due to their general variable nature, combined with the general short-term nature of the commitment periods entered into, termination clauses provided in the agreements, and the market rate of fees charged, the Company has estimated the fair value of commitments outstanding to be immaterial.

Financial Instruments

(Dollar amounts in thousands)

	December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$101,177	$101,177	$106,082	$106,082
Funds sold and other short-term investments	26,202	26,202	8,226	8,226
Trading account securities	14,236	14,236	12,358	12,358
Securities available-for-sale	1,266,760	1,266,760	2,216,186	2,216,186
Securities held-to-maturity	84,182	84,496	84,306	84,592
Loans, net of reserve for loan losses	5,058,438	5,041,598	5,266,194	5,231,925
Covered assets	223,245	223,245	-	-
Accrued interest receivable	32,600	32,600	43,247	43,247
Investment in bank owned life insurance	197,962	197,962	198,533	198,533
Financial Liabilities:
Deposits	$5,885,279	$5,884,345	$5,585,754	$5,583,943
Borrowed funds	691,176	697,088	1,698,334	1,703,940
Subordinated debt	137,735	116,845	232,409	171,307
Accrued interest payable	5,108	5,108	10,550	10,550
Derivative liabilities	1,208	1,208	2,628	2,628
Standby letters of credit	755	755	700	700

25.    SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental Disclosures to the Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Years Ended December 31,
	2009	2008	2007
Income taxes (refunded) paid	$(1,378)	$20,800	$40,133
Interest paid to depositors and creditors	95,661	168,903	240,418
Non-cash transfers of loans to other real estate owned	79,430	27,342	8,931
Dividends declared but unpaid	549	10,953	15,045
Non-cash transfer of loans to securities available-for-sale	25,742	-	-
Non-cash transfers of other real estate owned to premises, furniture, and equipment t	6,860	-	-
Issuance of common stock in exchange for the extinguishment of subordinated debt	57,966	-	-

26.    RELATED PARTY TRANSACTIONS

The Company, through the Bank, has made loans and had transactions with certain of its directors and executive officers. However, all such loans and transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectability or present other unfavorable features. The Securities and Exchange Commission has determined that, with respect to the Company and its significant subsidiaries, disclosure of borrowings by directors and executive officers and certain of their related interests should be made if the loans are greater than 5% of stockholders’ equity, in the aggregate. These loans aggregating $1.0 million at December 31, 2009 and $2.4 million at December 31, 2008 were not greater than 5% of stockholders’ equity at December 31, 2009 or 2008, respectively.

27. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company.

Statements of Financial Condition

(Parent Company only)

(Dollar amounts in thousands)

	December 31,
	2009	2008
Assets
Cash and interest-bearing deposits	$141,941	$209,195
Investment in and advances to subsidiaries	908,836	921,548
Goodwill	10,358	10,358
Other assets	39,598	30,079

Total assets	$1,100,733	$1,171,180

Liabilities and Stockholders’ Equity
Subordinated debt	$137,735	$232,409
Accrued expenses and other liabilities	21,477	30,492
Stockholders’ equity – common	751,288	718,662
Stockholders’ equity – preferred	190,233	189,617

Total liabilities and stockholders’ equity	$1,100,733	$1,171,180

Statements of Income

(Parent Company only)

(Dollar amounts in thousands)

	Years ended December 31,
	2009	2008	2007
Income
Dividends from subsidiaries	$750	$-	$123,520
Interest income	1,596	1,330	3,624
Gains on early extinguishment of debt	15,258	-	-
Securities transactions and other	3,157	(5,155)	1,443

Total income	20,761	(3,825)	128,587

Expenses
Interest expense	13,592	14,969	14,969
Salaries and employee benefits	8,308	1,732	9,122
Other expenses	4,715	4,688	3,900

Total expenses	26,615	21,389	27,991

(Loss) income before income tax benefit and equity in undistributed income of subsidiaries	(5,854)	(25,214)	100,596
Income tax benefit	2,617	8,916	9,009

(Loss) income before undistributed (loss) income of subsidiaries	(3,237)	(16,298)	109,605
Equity in undistributed (loss) income of subsidiaries	(22,513)	65,634	(29,446)

Net (loss) income	(25,750)	49,336	80,159
Preferred dividends	(10,265)	(712)	-
Net loss (income) applicable to non-vested restricted shares	464	(142)	(65)

Net (loss) income applicable to common shares	$(35,551)	$48,482	$80,094

Statements of Cash Flows

(Parent Company only)

(Dollar amounts in thousands)

	Years ended December 31,
	2009	2008	2007
Operating Activities
Net (loss) income	$(25,750)	$49,336	$80,159
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss (equity) in undistributed loss (income) from subsidiaries	22,513	(65,634)	29,446
Depreciation of premises, furniture, and equipment	8	8	10
Gains on early extinguishment of debt	(15,258)	-	-
Net losses on sales of fixed assets	-	2	23
Tax benefit related to share-based compensation	581	1,370	1,201
Net (increase) decrease in other assets	(10,370)	17,618	(4,353)
Net (decrease) increase in other liabilities	(6,334)	(5,961)	1,935

Net cash (used in) provided by operating activities	(34,610)	(3,261)	108,421

Investing Activities
Purchases of securities available-for-sale	(1,050)	-	(2,200)
Proceeds from sales of securities available-for-sale	800	-	-
Purchase of premises, furniture, and equipment, net of sales	(15)	(15)	25

Net cash used in investing activities	(265)	(15)	(2,175)

Financing Activities
Payments for the retirement of subordinated debt	(19,400)	-	-
Proceeds from the issuance of preferred stock	-	193,000	-
Net purchases of treasury stock	-	(138)	(61,733)
Cash dividends paid	(12,423)	(60,298)	(58,499)
Exercise of stock options and restricted stock activity	(379)	245	4,721
Excess tax (expense) benefit related to share-based compensation	(177)	(37)	361

Net cash provided by (used in) financing activities	(32,379)	132,772	(115,150)

Net (decrease) increase in cash and cash equivalents	(67,254)	129,496	(8,904)
Cash and cash equivalents at beginning of year	209,195	79,699	88,603

Cash and cash equivalents at end of year	$141,941	$209,195	$79,699

28.    SUBSEQUENT EVENTS

On January 13, 2009, the Company sold 18,818,183 shares of Common Stock in an underwritten public offering. The price to the public was $11.00 per share, and the proceeds to the Company, net of the underwriters’ discount, were $10.45 per share, resulting in aggregate net proceeds of $196.7 million, net of related expenses. The net proceeds will be used to improve the quality of the Company’s capital composition.

The Company does not believe any additional subsequent events have occurred that would require further disclosure or adjustment to the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective based on the specified criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2009, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Midwest Bancorp, Inc.:

We have audited First Midwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Midwest Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Midwest Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Midwest Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of First Midwest Bancorp, Inc. and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 1, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company’s executive officers are elected annually by the Company’s Board of Directors, and the Bank’s executive officers are elected annually by the Bank’s Board of Directors. Certain information regarding the Company’s and the Bank’s executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since

Michael L. Scudder (49)	President and Chief Executive Officer of the Company since 2008. Previously, since 2007, Mr. Scudder served as the Company’s President and Chief Operating Officer as well as Group Executive Vice President of the Bank, before which he served as the Company’s Executive Vice President and Chief Financial Officer of the Company and Group Executive Vice President and Chief Financial Officer of the Bank.	2002

Kent S. Belasco (58)	Executive Vice President and Chief Information Officer of the Bank.	2004

Victor P. Carapella (60)	Executive Vice President and Commercial Banking Group Manager of the Bank since 2008; prior thereto, Sales Manager since 2001.	2008

Paul F. Clemens (57)	Executive Vice President and Chief Financial Officer of the Company; prior thereto, Senior Vice President, Chief Accounting Officer, and Principal Accounting Officer of the Company since 2006; prior thereto, Chief Financial Officer of the western Michigan market of Fifth Third Bank.	2006

James P. Hotchkiss (53)	Executive Vice President and Treasurer of the Bank since 2004; prior thereto, Senior Vice President and Treasurer of the Bank since 2000; prior thereto, Director of International Money Markets of Bank of Montreal.	2004

Michael J. Kozak (58)	Executive Vice President and Chief Credit Officer of the Bank since 2004; prior thereto, Senior Vice President, Regional Credit Officer of the Bank.	2004

Cynthia A. Lance (41)	Executive Vice President and Corporate Secretary since 2007; prior thereto, Assistant General Counsel of CBOT Holdings, Inc. since 2006, and Assistant General Counsel of NYSE Group, Inc. (formerly Archipelago Holdings, Inc.) from 2004 to 2006; and prior thereto, corporate attorney for the Chicago law office of Sonnenschein, Nath and Rosenthal.	2007

Kevin L. Moffitt (50)	Executive Vice President and Audit Services Director of the Company since 2009; prior thereto, Vice President and Head of Internal Audit at Nuveen Investments, Inc. since 2007; and prior thereto, Group Senior Vice President and Compliance Regional Chief Operating Officer of ABN AMRO North America, Inc.	2009

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since

Thomas J. Schwartz (60)	Executive Vice President of the Company since 2007; also, President and Chief Executive Officer of the Bank since 2008; prior thereto, President and Chief Operating Officer of the Bank since 2007; prior thereto, Group President, Commercial Banking of the Bank.	2002

Janet M. Viano (54)	Group President, Retail Banking of the Bank.	2002

Stephanie R. Wise (42)	Executive Vice President, Business and Institutional Services since 2003; prior thereto, Executive Vice President, E-Commerce Division Manager of the Bank.	2004

Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, will be in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be held on May 19, 2010, which will be filed within 120 days of the end of our fiscal year ended December 31, 2009 (the “2010 Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation will be in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

	The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under Item 8, “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

	Report of Independent Registered Public Accounting Firm.	83

	Consolidated Statements of Financial Condition as of December 31, 2009 and 2008.	84

	Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007.	85

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008, and 2007.	86

	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007.	87

	Notes to Consolidated Financial Statements.	88

(a) (2)	Financial Statement Schedules

	The schedules for the Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(a) (3)	Exhibits

	See Exhibit Index beginning on the following page.

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1

Restated Certificate of Incorporation of First Midwest Bancorp, Inc. is herein incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

3.2

Restated By-laws of First Midwest Bancorp, Inc. is herein incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

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

4.7

Declaration of Trust of First Midwest Capital Trust I dated August 21, 2009 is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.

4.8	Indenture dated August 21, 2009 is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.

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

10.3

First Midwest Savings and Profit Sharing Plan as Amended and Restated effective January 1, 2008 is herein incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

10.4

Short-term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2006.

10.5

First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Addendum A to the Company’s proxy Statement filed with the Securities and Exchange Commission on April 8, 2009.

10.6

Amendment to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2006.

10.7

First Midwest Bancorp, Inc. Amended and Restated Non-Employee Directors Stock Plan dated May 21, 2008 is herein incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

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

10.16

Form of CEO Promotion Restricted Stock grant dated December 22, 2008 between the Company and Michael L. Scudder pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is herein incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

10.17	Form of TARP Compliant Restricted Share Agreement between the Company and its highly compensated executives.

10.18

Form of Indemnification Agreement executed between the Company and certain officers and directors of the Company is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2007.

10.19	Form of Class IA Employment Agreement.

10.20	Form of Class II Employment Agreement.

10.21	Form of Class III Agreement.

10.22

Retirement and Consulting Agreement and Continuing Participant Agreement to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan executed between the Company and a former executive of the Company is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2003.

10.23

Retirement and Consulting Agreements executed between the Company and a former executive of the Company is incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2007.

10.24	Outsourcing Agreement by and Between the Company and Metavante Corporation dated July 1, 1999.

10.25	Amendment to the Outsourcing Agreement by and Between the Company and Metavante Corporation dated April 28, 2004.

10.26	Amendment to the Outsourcing Agreement by and Between the Company and Metavante Corporation dated July 1, 2006.

10.27	Omnibus Asset Servicing Agreement between the Company and Bayview Loan Servicing LLC dated November 23, 2009.

10.28	Summary of Executive Compensation

10.29	Summary of Director Compensation

11

Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 14 of the Company’s Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” on Form 10-K for the year ended December 31, 2009.

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

31.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

31.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

32.1 (1)

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

32.2 (1)

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

(1)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MIDWEST BANCORP, INC.

Registrant

By	/S/ MICHAEL L. SCUDDER
Michael L. Scudder
President, Chief Executive Officer, and Director

March 1, 2010

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on March 1, 2010.

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