Form 10-Q
period 2010-05-07
FIRST MIDWEST BANCORP INC
filed 2010-05-07
CIK 702325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________ FORM 10-Q (Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2010
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.
Commission File Number 0-10967 _______________ FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)
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
As of May 7, 2010, there were 74,048,962 shares of $.01 par value common stock outstanding.

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions and may include projections relating to our future financial performance including our growth strategies and anticipated trends in our business. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, you should refer to our Annual Report on Form 10-K for the year ended December 31, 2009 and the sections entitled “Risk Factors” in Part II Item 1A of this report and “Management’s Discussion and Analysis of Results of Operations,” as well as our subsequent periodic and current reports filed with the SEC. These risks and uncertainties are not exhaustive however. Other sections of this report describe additional factors that could adversely impact our business and financial performance.

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

PART 1. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)
	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks	$97,251	$101,177
Federal funds sold and other short-term investments	29,663	26,202
Trading account securities, at fair value	14,114	14,236
Securities available-for-sale, at fair value	1,152,039	1,266,760
Securities held-to-maturity, at amortized cost	90,449	84,182
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	59,428	56,428
Loans	5,195,874	5,203,246
Reserve for loan losses	(144,824)	(144,808)
Net loans	5,051,050	5,058,438
Other real estate owned	62,565	57,137
Covered assets:
Loans	144,369	146,319
Other real estate owned	8,649	8,981
Federal Deposit Insurance Corporation (“FDIC”) loss share receivable	54,591	67,945
Premises, furniture, and equipment	128,180	120,642
Accrued interest receivable	32,387	32,600
Investment in bank owned life insurance	198,201	197,962
Goodwill	262,886	262,886
Other intangible assets	17,591	18,593
Prepaid FDIC assessments	32,488	34,687
Other assets	157,006	155,497
Total assets	$7,592,907	$7,710,672
Liabilities
Demand deposits	$1,129,777	$1,133,756
Savings deposits	780,566	749,279
NOW accounts	889,100	913,140
Money market deposits	1,148,582	1,089,710
Time deposits	1,916,079	1,999,394
Total deposits	5,864,104	5,885,279
Borrowed funds	387,163	691,176
Subordinated debt	137,737	137,735
Accrued interest payable	6,865	5,108
Other liabilities	53,270	49,853
Total liabilities	6,449,139	6,769,151
Stockholders’ Equity
Preferred stock, no par value; authorized 1,000 shares, issued and outstanding: 193 shares	190,392	190,233
Common stock, $.01 par value; authorized 100,000 shares; issued: March 31, 2010 – 85,787 shares December 31, 2009 – 66,969 shares outstanding: March 31, 2010 – 74,046 shares December 31, 2009 – 54,793 shares	858	670
Additional paid-in capital	434,704	252,322
Retained earnings	815,395	810,626
Accumulated other comprehensive loss, net of tax	(18,878)	(18,666)
Treasury stock, at cost: March 31, 2010 – 11,741 shares December 31, 2009 – 12,176 shares	(278,703)	(293,664)
Total stockholders’ equity	1,143,768	941,521
Total liabilities and stockholders’ equity	$7,592,907	$7,710,672

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended March 31,
	2010	2009
Interest Income
Loans	$64,480	$65,447
Securities available-for-sale	12,959	24,705
Securities held-to-maturity	993	977
Covered assets	2,962	0
Federal Home Loan Bank and Federal Reserve Bank stock	328	308
Federal funds sold and other short-term investments	57	43
Total interest income	81,779	91,480
Interest Expense
Deposits	10,545	18,927
Borrowed funds	1,010	4,632
Subordinated debt	2,286	3,702
Total interest expense	13,841	27,261
Net interest income	67,938	64,219
Provision for loan losses	18,350	48,410
Net interest income after provision for loan losses	49,588	15,809
Noninterest Income
Service charges on deposit accounts	8,381	9,044
Trust and investment advisory fees	3,593	3,329
Other service charges, commissions, and fees	4,172	4,006
Card-based fees	3,893	3,755
Bank owned life insurance income	248	541
Trading gains (losses), net	461	(622)
Securities gains, net	3,057	8,222
Other income	516	496
Total noninterest income	24,321	28,771
Noninterest Expense
Salaries and wages	22,136	17,090
Retirement and other employee benefits	4,748	6,221
Other real estate expense, net	10,787	1,004
FDIC premiums	2,532	2,361
Net occupancy expense	6,040	6,506
Equipment expense	2,128	2,331
Technology and related costs	2,483	2,240
Professional services	6,540	2,934
Advertising and promotions	1,059	1,082
Merchant card expense	1,650	1,538
Other expenses	5,370	5,087
Total noninterest expense	65,473	48,394
Income (loss) before income tax expense (benefit)	8,436	(3,814)
Income tax expense (benefit)	355	(9,541)
Net income	8,081	5,727
Preferred dividends	(2,572)	(2,563)
Net income applicable to non-vested restricted shares	(81)	(9)
Net income applicable to common shares	$5,428	$3,155
Per Common Share Data
Basic earnings per common share	$0.08	$0.07
Diluted earnings per common share	$0.08	$0.07
Dividends declared per common share	$0.01	$0.01
Weighted average common shares outstanding	70,469	48,493
Weighted average common diluted shares outstanding	70,469	48,493
See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)
	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2009	48,630	$189,617	$613	$210,698	$837,390	$(18,042)	$(311,997)	$908,279
Cumulative effect of change in accounting for other-than- temporary impairment	0	0	0	0	11,271	(11,271)	0	0
Adjusted balance at January 1, 2009	48,630	189,617	613	210,698	848,661	(29,313)	(311,997)	908,279
Comprehensive income (loss):
Net income	0	0	0	0	5,727	0	0	5,727
Other comprehensive loss (1):
Unrealized losses on securities	0	0	0	0	0	(8,157)	0	(8,157)
Total comprehensive loss								(2,430)
Common dividends declared ($0.010 per common share)	0	0	0	0	(486)	0	0	(486)
Preferred dividends declared ($12.50 per preferred share)	0	0	0	0	(2,412)	0	0	(2,412)
Accretion on preferred stock	0	151	0	0	(151)	0	0	0
Share-based compensation expense	0	0	0	676	0	0	0	676
Exercise of stock options and restricted stock activity	1	0	0	11	0	0	0	11
Treasury stock (purchased for) issued to benefit plans	(3)	0	0	(60)	0	0	34	(26)
Balance at March 31, 2009	48,628	$189,768	$613	$211,325	$851,339	$(37,470)	$(311,963)	$903,612
Balance at January 1, 2010	54,793	$190,233	$670	$252,322	$810,626	$(18,666)	$(293,664)	$941,521
Comprehensive income (loss):
Net income	0	0	0	0	8,081	0	0	8,081
Other comprehensive loss (1):
Unrealized losses on securities	0	0	0	0	0	(212)	0	(212)
Total comprehensive income								7,869
Common dividends declared ($0.01 per common share)	0	0	0	0	(740)	0	0	(740)
Preferred dividends declared ($12.50 per preferred share)	0	0	0	0	(2,413)	0	0	(2,413)
Accretion on preferred stock	0	159	0	0	(159)	0	0	0
Issuance of common stock	18,818	0	188	196,197	0	0	0	196,385
Share-based compensation expense	0	0	0	1,419	0	0	0	1,419
Restricted stock activity	436	0	0	(15,188)	0	0	14,912	(276)
Treasury stock (purchased for) issued to benefit plans	(1)	0	0	(46)	0	0	49	3
Balance at March 31, 2010	74,046	$190,392	$858	$434,704	$815,395	$(18,878)	$(278,703)	$1,143,768

(1) Net of taxes and reclassification adjustments.

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)
	Quarters Ended March 31,
	2010	2009
Net cash provided by operating activities	$56,255	$1,222
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	55,514	77,491
Proceeds from sales of securities available-for-sale	80,983	334,687
Purchases of securities available-for-sale	(24,287)	(103,145)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	14,403	29,033
Purchases of securities held-to-maturity	(15,664)	(26,279)
Purchase of Federal Reserve Bank stock	(3,000)	0
Net increase in loans	(47,723)	(68,500)
Proceeds from claims on bank owned life insurance	9	4
Proceeds from sales of other real estate owned	16,914	125
Proceeds from sales of premises, furniture, and equipment	2	7
Purchases of premises, furniture, and equipment	(3,657)	(614)
Net cash provided by investing activities	73,494	242,809
Financing Activities
Net decrease in deposit accounts	(21,175)	(77,372)
Net decrease in borrowed funds	(304,013)	(162,582)
Proceeds from the issuance of common stock	196,385	0
Cash dividends paid	(549)	(10,952)
Restricted stock activity	(669)	(14)
Excess tax (expense) benefit related to share-based compensation	(193)	8
Net cash used in financing activities	(130,214)	(250,912)
Net decrease in cash and cash equivalents	(465)	(6,981)
Cash and cash equivalents at beginning of period	127,379	114,308
Cash and cash equivalents at end of period	$126,914	$107,327
Supplemental Disclosures:
Non-cash transfers of loans to other real estate owned	$36,761	$15,157
Non-cash transfer of other real estate owned to premises, furniture, and equipment	6,580	0
Dividends declared but unpaid	$740	$487

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of First Midwest Bancorp, Inc. (the “Company”), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K (“2009 10-K”).

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Effect of a Loan Modification When It Is Part of a Pool That Is Accounted for as a Single Asset: In March 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on the effect of a loan modification when it is part of a pool that is accounted for as a single asset. This guidance states that a modified loan within a pool of purchased, credit-impaired loans that are accounted for as a single asset should remain in the pool even if the modification would otherwise be considered a troubled debt restructuring (“TDR”). A one-time election to terminate accounting for a group of loans in a pool, which may be made on a pool-by-pool basis, is allowed upon adoption of the standard. The guidance does not require any additional recurring disclosures and will be effective for modifications of loans accounted for within a pool in interim or annual periods ending on or after July 15, 2010. Adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

Improving Disclosures about Fair Value Measurements: In January 2010, the FASB issued accounting guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The guidance requires disclosure of fair value measurements by class (rather than by major category) of assets and liabilities; disclosure of transfers in or out of levels 1, 2, and 3; disclosure of activity in level 3 fair value measurements on a gross, rather than net, basis; and other disclosures about inputs and valuation techniques. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosure of level 3 activity for purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years and interim periods beginning after December 15, 2010. As this guidance affects only disclosures, the adoption of this guidance on January 1, 2010 did not impact the Company’s financial position, results of operations, or liquidity upon adoption. Refer to Note 14, “Fair Value,” for the Company’s fair value disclosures.

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

Consolidation of Variable Interest Entities: In June 2009, the FASB issued accounting guidance that changes how a company determines when a variable interest entity (“VIE”) – an entity that is insufficiently capitalized or is not controlled through voting or similar rights – should be consolidated. This guidance replaces the quantitative approach for determining which company, if any, has a controlling financial interest in a VIE with a more qualitative approach focused on identifying which company has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. Prior to issuance of this standard, a troubled debt restructuring was not an event that required reconsideration of whether an entity is a VIE and whether the company is the primary beneficiary of the VIE. This guidance eliminates that exception and requires ongoing reassessment of troubled debt restructurings and whether a company is the primary beneficiary of a VIE. In addition, it requires a company to disclose how its involvement with a VIE affects the company’s financial statements. This guidance is effective for annual and interim periods beginning after November 15, 2009 and is applicable to VIEs formed before and after the effective date. The Company’s adoption of this standard on January 1, 2010 did not have a material impact on its financial position, results of operations, or liquidity. Refer to Note 15, “Variable Interest Entities,” for the Company’s VIE disclosures.

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

Subsequent Events: Effective July 1, 2009, the Company adopted FASB accounting guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or liquidity. Refer to Note 16, “Subsequent Events,” for the Company’s subsequent events disclosures.

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

This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early adopt during first quarter 2009. Refer to Note 3, “Securities,” for the impact of adopting this guidance and Note 14, “Fair Value,” for the Company’s fair value measurement disclosures.

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

Disclosures about Pension Plan Assets: Effective for the year ended December 31, 2009, the Company adopted FASB accounting guidance that requires additional disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance has two main objectives. First, it requires additional disclosures about major categories of plan assets and concentrations of risk within plan assets. Second, it applies to defined benefit plans by requiring disclosure of the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using unobservable inputs on changes in plan assets for the period. Adoption of this guidance affects disclosures only and therefore had no impact on the Company’s financial position, results of operations, or liquidity. Refer to Note 24, “Estimated Fair Value of Financial Instruments,” of the Company’s 2009 10-K for the annual fair value disclosures for the Company’s defined benefit pension plan assets.

3.	SECURITIES

Securities Portfolio
(Dollar amounts in thousands)
	March 31, 2010				December 31, 2009
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Agency	$755	$1	$0	$756	$756	$0	$0	$756
Collateralized residential mortgage obligations	269,457	8,807	(1,761)	276,503	299,920	10,060	(2,059)	307,921
Other residential mortgage-backed securities	181,953	8,533	(29)	190,457	239,567	9,897	(182)	249,282
State and municipal	635,036	8,046	(6,666)	636,416	649,269	8,462	(6,051)	651,680
Collateralized debt obligations	51,596	0	(39,418)	12,178	54,359	0	(42,631)	11,728
Corporate debt	29,879	706	(320)	30,265	36,571	2,093	(1,113)	37,551
Equity securities:
Hedge fund investment	1,249	347	0	1,596	1,249	177	0	1,426
Other equity securities	3,821	124	(77)	3,868	6,418	106	(108)	6,416
Total equity securities	5,070	471	(77)	5,464	7,667	283	(108)	7,842
Total	$1,173,746	$26,564	$(48,271)	$1,152,039	$1,288,109	$30,795	$(52,144)	$1,266,760
Securities Held-to-Maturity
State and municipal	$90,449	$0	$0	$90,449	$84,182	$314	$0	$84,496
Trading Securities (1)				$14,114				$14,236

(1)
Trading securities held by the Company represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock.

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	March 31, 2010
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$9,571	$9,069	$23,227	$23,227
One year to five years	98,029	92,883	20,496	20,496
Five years to ten years	241,305	228,638	15,713	15,713
After ten years	368,361	349,025	31,013	31,013
Collateralized residential mortgage obligations	269,457	276,503	0	0
Other residential mortgage-backed securities	181,953	190,457	0	0
Equity securities	5,070	5,464	0	0
Total	$1,173,746	$1,152,039	$90,449	$90,449

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in securities gains, net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

Securities Gains (Losses)
(Dollar amounts in thousands)
	Quarters Ended March 31,
	2010	2009
Proceeds from sales	$80,983	$334,687
Gains (losses) on sales of securities:
Gross realized gains	$5,820	$11,161
Gross realized losses	0	(1)
Net realized gains on securities sales	5,820	11,160
Non-cash impairment charges:
Other-than-temporary securities impairment	(2,763)	(26,013)
Portion of other-than-temporary impairment recognized in other comprehensive income	0	23,075
Net non-cash impairment charges	(2,763)	(2,938)
Net realized gains	$3,057	$8,222
Income tax expense on net realized gains	$1,192	$3,207
Trading gains (losses), net (1)	$461	$(622)

(1)	Trading gains (losses), net, representing changes in the fair value of the trading securities portfolio, are included as a component of noninterest income in the Consolidated Statements of Income.

The non-cash impairment charges in the table above relate to other-than-temporary impairment (“OTTI”) charges on trust preferred collateralized debt obligations (“CDOs”). Accounting guidance requires that only the credit portion of an OTTI charge be recognized through income. In deriving the credit component of the impairment on the CDOs, future projected cash flows were discounted at the contractual rate ranging from LIBOR plus 125 basis points to LIBOR plus 160 basis points. Fair values are computed by discounting future projected cash flows at higher rates, ranging from LIBOR plus 1,000 basis points to LIBOR plus 1,500 basis points. If a decline in fair value below carrying value was not attributable to credit loss and the Company did not intend to sell the security or believe it would be more likely than not required to sell the security prior to recovery, the Company recorded the decline in fair value in other comprehensive income.

Changes in the amount of credit losses recognized in earnings on trust preferred CDOs are summarized in the following table.

Changes in Credit Losses Recognized in Earnings
(Dollar amounts in thousands)
	Quarters Ended March 31,
	2010	2009
Balance at beginning of period	$30,946	$6,331
Credit losses included in earnings (1)
Losses recognized on securities that previously had credit losses	2,520	2,800
Losses recognized on securities that did not previously have credit losses	243	138
Balance at end of period	$33,709	$9,269

(1)	Included in Securities gains, net in the Consolidated Statements of Income.

Securities In an Unrealized Loss Position
(Dollar amounts in thousands)
		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2010
Collateralized residential mortgage obligations	9	$21,475	$446	$12,860	$1,315	$34,335	$1,761
Other residential mortgage- backed securities	3	1,081	29	0	0	1,081	29
State and municipal	358	7,049	128	203,781	6,538	210,830	6,666
Collateralized debt obligations	6	0	0	12,178	39,418	12,178	39,418
Corporate debt securities	4	0	0	13,437	320	13,437	320
Equity securities	2	0	0	122	77	122	77
Total	382	$29,605	$603	$242,378	$47,668	$271,983	$48,271

As of December 31, 2009
U.S. Agency	1	$756	$0	$0	$0	$756	$0
Collateralized residential mortgage obligations	6	4,113	367	13,075	1,692	17,188	2,059
Other residential mortgage- backed securities	2	21,227	176	598	6	21,825	182
State and municipal	278	34,157	763	160,788	5,288	194,945	6,051
Collateralized debt obligations	6	3,941	16,822	7,787	25,809	11,728	42,631
Corporate debt securities	6	1,824	257	13,153	856	14,977	1,113
Equity securities	2	0	0	92	108	92	108
Total	301	$66,018	$18,385	$195,493	$33,759	$261,511	$52,144

Over 96% of collateralized mortgage obligations and other mortgage-backed securities are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. State and municipal securities are issuances by state and municipal authorities, all of which carry investment grade ratings, with the majority supported by third-party insurance. Management does not believe any individual unrealized loss as of March 31, 2010 represents an other-than-temporary impairment. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, which may be maturity.

The unrealized loss on CDOs as of March 31, 2010 reflects the market’s negative bias toward structured investment vehicles given the current interest rate and liquidity environment. In addition, the Company does not intend to sell the CDOs with unrealized losses, and it is not more than likely than not that the Company will be required to sell them before recovery of their amortized cost bases, which may be maturity. The Company’s estimates of cash flows for these investments and resulting fair values were based upon cash flow modeling, as described in Note 14, “Fair Value.”

The unrealized losses in the Company’s investment in corporate bonds and equity securities relate to temporary movements in the financial markets. The Company has evaluated the near-term prospects of the investments in relation to the severity and duration of impairments and, based on that evaluation, has the ability and intent to hold these investments until a recovery of fair value.

Management does not believe any individual unrealized loss as of March 31, 2010 represents an other-than-temporary impairment.

The carrying value of securities available-for-sale, securities held-to-maturity, and securities purchased under agreements to resell that were pledged to secure deposits and for other purposes as permitted or required by law totaled $821.1 million at March 31, 2010 and $1.0 billion at December 31, 2009.

4.  LOANS

Loan Portfolio, Excluding Covered Loans
(Dollar amounts in thousands)
	March 31, 2010	December 31, 2009
Commercial and industrial	$1,454,714	$1,438,063
Agricultural	200,527	209,945
Commercial real estate:
Office, retail, and industrial	1,239,583	1,212,965
Residential construction	276,322	313,919
Commercial construction	138,994	134,680
Commercial land	94,668	96,838
Multi-family	348,178	333,961
Investor-owned rental property	121,040	119,132
Other commercial real estate	669,462	679,851
Total commercial real estate	2,888,247	2,891,346
Consumer	512,546	523,909
Real estate – 1-4 family	139,840	139,983
Total loans	$5,195,874	$5,203,246
Deferred loan fees included in total loans	$8,019	$8,104
Overdrawn demand deposits included in total loans	$2,984	$4,837

The Company primarily lends to small to mid-sized businesses, commercial real estate customers, and consumers in the markets in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.

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

5.  RESERVE FOR LOAN LOSSES AND IMPAIRED LOANS

Reserve for Loan Losses
(Dollar amounts in thousands)
	Quarters Ended March 31,
	2010	2009
Balance at beginning of period	$144,808	$93,869
Loans charged-off	(19,997)	(27,243)
Recoveries of loans previously charged-off	1,663	965
Net loans charged-off	(18,334)	(26,278)
Provision for loan losses	18,350	48,410
Balance at end of period	$144,824	$116,001

Impaired, Non-accrual, and Past Due Loans, Excluding Covered Loans
(Dollar amounts in thousands)
	March 31, 2010	December 31, 2009
Impaired loans:
Impaired loans with valuation reserve required (1)	$45,542	$45,246
Impaired loans with no valuation reserve required	162,047	216,074
Total impaired loans	$207,589	$261,320
Non-accrual loans:
Impaired loans on non-accrual	$202,421	$230,767
Other non-accrual loans (2)	13,652	13,448
Total non-accrual loans	$216,073	$244,215
Restructured loans	$5,168	$30,553
Loans past due 90 days or more and still accruing interest	$7,995	$4,079
Valuation reserve related to impaired loans	$15,121	$20,170

(1)	These impaired loans require a valuation reserve because the estimated value of the loans or related collateral less estimated selling costs is less than the recorded investment in the loans.
(2)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

	Quarters Ended March 31,
	2010	2009
Average recorded investment in impaired loans	$234,455	$154,347
Interest income recognized on impaired loans (1)	19	19

(1)	Recorded using the cash basis of accounting.

As of March 31, 2010, the Company had $49.3 million of additional funds committed to be advanced in connection with impaired loans.

6.  COVERED ASSETS

On October 23, 2009, the Company acquired substantially all the assets of the $260 million former First DuPage Bank (“First DuPage”) in an FDIC-assisted transaction. Loans comprise the majority of the assets acquired and are subject to a loss sharing arrangement with the FDIC (the “Agreement”) whereby the Company is indemnified against the majority of any losses incurred on these loans. The loans acquired from First DuPage, including the FDIC indemnification, are presented as covered assets in the Consolidated Statements of Financial Condition. A breakdown of the covered assets is as follows:

Covered Assets
(Dollar amounts in thousands)
	March 31, 2010	December 31, 2009
Loans (still accruing interest)	$144,369	$146,319
Other real estate owned	8,649	8,981
FDIC loss share receivable	54,591	67,945
Total covered assets	$207,609	$223,245
Covered loans past due 90 days or more and still accruing interest	$52,464	$30,286

The Company shares in the losses on assets covered under the Agreement (referred to as “covered assets”). On losses up to $65.0 million, the FDIC has agreed to reimburse the Bank for 80% of losses. On losses exceeding $65.0 million, the FDIC has agreed to reimburse the Company for 95% of losses. The Agreement requires that the Company follow certain servicing procedures as specified in the Agreement or risk losing FDIC reimbursement of covered loan losses. The Company accounts for the Agreement as an indemnification asset. The transaction did not generate any goodwill and resulted in a bargain-purchase gain of $13.1 million, which was recorded in fourth quarter 2009.

Purchased loans acquired in a business combination, including loans purchased in the First DuPage acquisition, are recorded at estimated fair value on their purchase date and prohibit the assumption of the related allowance for loan losses. Purchased loans are accounted for in accordance with FASB accounting guidance for certain loans or debt securities acquired in a transfer when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and an adjustment in accretable yield, which will have a positive impact on interest income.

Changes in the accretable balance for impaired loans were as follows.

Changes in Accretable Yield
(Dollar amounts in thousands)
Quarter Ended March 31, 2010
Balance at beginning of period	$9,298
Accretion	(1,503)
Balance at end of period	$7,795

7.  MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS’ EQUITY

On January 13, 2010, the Company sold 18,818,183 shares of common stock in an underwritten public offering. The price to the public was $11.00 per share, and the proceeds to the Company, net of the underwriters’ discount, were $10.45 per share, resulting in proceeds of $196.4 million, net of related expenses. The net proceeds will be used to improve the quality of the Company’s capital composition and for general operating purposes.

In January 2010, the Company made a $100.0 million capital injection to the Bank. In addition, the Bank sold $168.1 million of non-performing assets to the Company in March 2010. These two transactions improved the Bank’s asset quality and capital ratios but did not impact the consolidated Company’s financial position, results of operations, or regulatory ratios.

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

Components of Other Comprehensive Loss
(Dollar amounts in thousands)
	Quarter Ended March 31, 2010			Quarter Ended March 31, 2009
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available-for-sale:
Unrealized holding gains (losses)	$2,699	$1,046	$1,653	$(5,137)	$(1,995)	$(3,142)
Less: Reclassification of net gains included in net income	3,057	1,192	1,865	8,222	3,207	5,015
Net unrealized holding losses	(358)	(146)	(212)	(13,359)	(5,202)	(8,157)
Funded status of pension plan:
Unrealized holding losses	0	0	0	0	0	0
Total other comprehensive loss	$(358)	$(146)	$(212)	$(13,359)	$(5,202)	$(8,157)

Activity in Accumulated Other Comprehensive Loss
(Dollar amounts in thousands)
	Accumulated Unrealized Losses on Securities Available-for-Sale	Accumulated Unrealized Losses on Under-funded Pension Obligation	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2009	$(2,028)	$(16,014)	$(18,042)
Cumulative effect of change in accounting for other-than- temporary impairment	(11,271)	0	(11,271)
Adjusted balance at January 1, 2009	(13,299)	(16,014)	(29,313)
Other comprehensive loss	(8,157)	0	(8,157)
Balance at March 31, 2009	$(21,456)	$(16,014)	$(37,470)
Balance at January 1, 2010	$(13,015)	$(5,651)	$(18,666)
Other comprehensive loss	(212)	0	(212)
Balance at March 31, 2010	$(13,227)	$(5,651)	$(18,878)

9. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)
	Quarters Ended March 31,
	2010	2009
Net income	$8,081	$5,727
Preferred dividends	(2,413)	(2,412)
Accretion on preferred stock	(159)	(151)
Net income applicable to non-vested restricted shares	(81)	(9)
Net income applicable to common shares	$5,428	$3,155
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	70,469	48,493
Dilutive effect of stock options	0	0
Weighted-average diluted common shares outstanding	70,469	48,493
Basic earnings per share	$0.08	$0.07
Diluted earnings per share	$0.08	$0.07
Anti-dilutive shares not included in the computation of diluted earnings per share (1)	3,886	4,084

(1)	Represents stock options and common stock warrants for which the exercise price is greater than the average market price of the Company’s common stock.

10.	PENSION PLAN

Net Periodic Benefit Pension Expense
(Dollar amounts in thousands)
	Quarters Ended March 31,
	2010	2009
Components of net periodic benefit cost:
Service cost	$597	$772
Interest cost	637	757
Expected return on plan assets	(1,040)	(1,034)
Recognized net actuarial loss	0	262
Amortization of prior service cost	1	1
Other	0	167
Net periodic cost	$195	$925

11.	INCOME TAXES

Income Tax Expense
(Dollar amounts in thousands)
	Quarters Ended March 31,
	2010	2009
Income (loss) before income tax expense (benefit)	$8,436	$(3,814)
Income tax expense (benefit):
Federal income tax benefit	$(38)	$(4,991)
State income tax expense (benefit)	393	(4,550)
Total income tax expense (benefit)	$355	$(9,541)
Effective income tax rate	4.2%	N/M

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

The increase in income tax expense from first quarter 2009 to first quarter 2010 was primarily attributable to an increase in pre-tax income and a $4.1 million benefit relating to certain developments in pending tax audits recorded in first quarter 2009. Decreases in tax-exempt income from investment securities and BOLI also contributed to the change.

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)
	March 31, 2010	December 31, 2009
Commitments to extend credit:
Home equity lines	$269,069	$272,290
Credit card lines to businesses	12,958	12,443
1-4 family real estate construction	45,912	41,436
Commercial real estate	211,507	190,573
All other commitments	677,854	656,876
Letters of credit:
1-4 family real estate construction	14,934	17,152
Commercial real estate	53,908	53,534
All other	73,842	71,738
Recourse on assets securitized	8,075	8,132

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with the Company’s standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $745,000 as of March 31, 2010 and $755,000 as of December 31, 2009. The Company will amortize these amounts into income over the commitment period. As of March 31, 2010, standby letters of credit had a remaining weighted-average term of approximately 13.7 months, with remaining actual lives ranging from less than one year to 5.3 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral provided including real estate, physical plant and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in fourth quarter 2004, the Company is obligated by agreement to repurchase at recorded value any non-performing loans, defined as loans past due greater than 90 days. The Company was not required to repurchase any of these loans during first quarter 2009 or 2010. Per its agreement, the Company’s recourse obligations will end on November 30, 2011. The carrying value of the Company’s recourse liability, which is included in other liabilities in the Consolidated Statements of Financial Condition, totaled approximately $150,000 as of March 31, 2010 and December 31, 2009.
	Quarters Ended March 31,
	2010	2009
Recourse loans repurchased during the period	$0	$0
Recourse loans charged-off during the period	$0	$0

Legal Proceedings

As of March 31, 2010 there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of March 31, 2010.

13.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. To achieve its interest rate risk management objectives, the Company primarily uses interest rate swaps with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities held and the risk management strategies for the current and anticipated interest rate environment.

All derivative instruments are recorded at fair value as either other assets or other liabilities in the Consolidated Statements of Financial Condition. Subsequent changes in a derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met.

On the date the Company enters into a derivative contract, the derivative is designated as either a fair value hedge or a cash flow hedge, or as a non-hedge derivative instrument. Derivative instruments designated as a hedge to mitigate exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk, are fair value hedges. Cash flow hedges are derivative instruments designed to mitigate exposure to variability in expected future cash flows to be received or paid related to an asset or liability or other types of forecasted transactions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction.

At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine the effectiveness of the derivative in offsetting changes in the fair values or cash flows of the hedged items in the current period and prospectively. If a derivative instrument designated as a hedge is terminated or ceases to be highly effective, hedge accounting is discontinued prospectively and the gain or loss is amortized to earnings. For fair value hedges, the gain or loss is amortized over the remaining life of the hedged asset or liability. For cash flow hedges, the gain or loss is amortized over the same period(s) that the forecasted hedged transactions impact earnings. If the hedged item is disposed of, or the forecasted transaction is no longer probable, any fair value adjustments are included in the gain or loss from the disposition of the hedged item. In the case of a forecasted transaction that is no longer probable, the gain or loss is included in earnings immediately.

For effective fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. Accounting for cash flow hedges requires that the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income. The unrealized gain or loss is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (for example, when a hedged item is terminated or redesignated). For all types of hedges, any ineffectiveness in the hedging relationship is recognized immediately in current earnings during the period of change.

During 2009 and 2010, the Company hedged the fair value of fixed rate commercial real estate loans through the use of pay fixed, receive variable interest rate swaps. These derivative contracts were designated as fair value hedges and are valued using observable market prices, if available, or cash flow projection models acquired from third parties. The valuations produced by these pricing models are regularly validated through comparison with other third parties. The valuations and expected lives presented in the following table are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on March 31, 2010 and December 31, 2009.

Interest Rate Derivatives Portfolio
(Dollar amounts in thousands)
	March 31, 2010	December 31, 2009
Fair Value Hedges
Related to fixed rate commercial loans
Notional amount outstanding	$18,756	$19,005
Weighted-average interest rate received	2.15%	2.14%
Weighted-average interest rate paid	6.40%	6.40%
Weighted-average maturity (in years)	7.51	7.76
Derivative liability fair value	$(1,419)	$(1,208)

	Quarters Ended March 31,
	2010	2009
Net hedge ineffectiveness recognized in noninterest income:
Change in fair value of swaps	$(174)	$248
Change in fair value of hedged items	172	(253)
Net hedge ineffectiveness (1)	$(2)	$(5)
Gains recognized in net interest income (2)	$0	$40

(1)	Included in other noninterest income in the Consolidated Statements of Income.
(2)
The gain represents the fair value adjustments on discontinued fair value hedges in connection with our subordinated fixed rate debt that were being amortized through earnings over the remaining life of the hedged item (debt). In addition to these amounts, interest accruals on fair value hedges are also reported in net interest income.

Derivative instruments are inherently subject to credit risk. Credit risk occurs when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards for all activities with credit risk. Under Company policy, credit exposure to any single counterparty can not exceed 2.5% of stockholders’ equity. In addition, the Company established bilateral collateral agreements with its primary derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains above an agreed-upon minimum threshold. In determining the amount of collateral required, gains and losses are netted on derivative instruments with the same counterparty. On March 31, 2010, these collateral agreements covered 100% of the fair value of the Company’s outstanding interest rate swaps. Net losses with counterparties must be collateralized with either cash or U.S. Government and U.S. Government-sponsored agency securities. The Company pledged cash of $1.6 million as of March 31, 2010 and $1.8 million as of December 31, 2009 to collateralize net losses with its counterparties. No other collateral was required to be pledged as of March 31, 2010 or December 31, 2009.

As of March 31, 2010 and December 31, 2009, all of the Company’s derivative instruments contained provisions that require the Company’s debt to remain above a certain credit rating by each of the major credit rating agencies. If the Company’s debt were to fall below that credit rating, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. For the quarter ended March 31, 2010, the Company was not in violation of these provisions.

The Company’s derivative portfolio also includes derivative instruments not designated in a hedge relationship consisting of commitments to originate real estate 1-4 family mortgage loans. The amount of the mortgage loan commitments was not material for any period presented. The Company had no other derivative instruments as of March 31, 2010 or December 31, 2009. The Company does not enter into derivative transactions for purely speculative purposes.

14.  FAIR VALUE

The Company measures, monitors, and discloses certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis to account for trading securities, securities available-for-sale, mortgage servicing rights, derivative assets, and derivative liabilities. In addition, fair value is used on a non-recurring basis to apply lower-of-cost-or-market accounting to other real estate owned (“OREO”); to evaluate assets or liabilities for impairment, including collateral-dependent impaired loans, goodwill, and other intangibles; and for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Depending upon the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value.

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. U.S. GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels based on the observability of the inputs. The three levels of the fair value hierarchy are defined as follows:

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

The categorization of an asset or liability within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. There have been no transfers of assets or liabilities between levels of the fair value hierarchy during the periods presented.

The following tables provide the level and fair value for each class of assets and liabilities measured at fair value.

Fair Value Measurements
(Dollar amounts in thousands)
	March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities:
Money market funds	$1,124	$0	$0	$1,124
Bond funds	0	3,277	0	3,277
Equity funds	0	9,392	0	9,392
Balanced fund	0	321	0	321
Total trading securities	1,124	12,990	0	14,114
Securities available-for-sale (1):
U.S. Agency securities	0	756	0	756
Collateralized residential mortgage obligations	0	276,503	0	276,503
Other residential mortgage-backed securities	0	190,457	0	190,457
State and municipal securities	0	636,416	0	636,416
Collateralized debt obligations	0	0	12,178	12,178
Corporate debt securities	0	30,265	0	30,265

Hedge fund investment	0	1,596	0	1,596
Other equity securities	42	1,082	0	1,124
Total securities available-for-sale	42	1,137,075	12,178	1,149,295
Mortgage servicing rights (2)	0	0	1,197	1,197
Total assets	$1,166	$1,150,065	$13,375	$1,164,606
Liabilities:
Derivative liabilities (2)	$0	$1,419	$0	$1,419
Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (3)	$0	$0	$82,451	$82,451
Other real estate owned (4)	0	0	62,565	62,565
Total assets	$0	$0	$145,016	$145,016

Refer to the following page for footnotes.

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities:
Money market funds	$1,763	$0	$0	$1,763
Bond funds	0	2,884	0	2,884
Equity funds	0	9,223	0	9,223
Balanced fund	0	366	0	366
Total trading securities	1,763	12,473	0	14,236
Securities available-for-sale:
U.S. Agency securities	0	756	0	756
Collateralized residential mortgage obligations	0	307,921	0	307,921
Other residential mortgage-backed securities	0	249,282	0	249,282
State and municipal securities	0	651,680	0	651,680
Collateralized debt obligations	0	0	11,728	11,728
Corporate debt securities	0	37,551	0	37,551

Hedge fund investment	0	1,426	0	1,426
Other equity securities	2,646	3,770	0	6,416
Total securities available-for-sale	2,646	1,252,386	11,728	1,266,760
Mortgage servicing rights (2)	0	0	1,238	1,238
Total assets	$4,409	$1,264,859	$12,966	$1,282,234
Liabilities:
Derivative liabilities (2)	$0	$1,208	$0	$1,208
Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (3)	$0	$0	$120,549	$120,549
Other real estate owned (4)	0	0	57,137	57,137
Total assets	$0	$0	$177,686	$177,686

(1)	Excludes a miscellaneous equity security carried at cost with an aggregate carrying value totaling $2.7 million.
(2)	Mortgage servicing rights are included in other assets, and derivative liabilities are included in other liabilities in the Consolidated Statements of Financial Condition.
(3)	Represents the carrying value of loans for which adjustments are based on the appraised or market-quoted value of the collateral.
(4)	Represents the estimated fair value, net of selling costs, based on appraised value.

The following describes the valuation methodologies used by the Company for assets and liabilities measured at fair value on a recurring basis.

Trading Securities – Trading securities represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company common stock. The trading securities held in the trust are invested in money market, bond, and equity funds. While the underlying securities within those funds are traded on an active exchange market, the bond and equity funds themselves are not. The fair value of trading securities invested in bond and equity funds is based on quoted market prices obtained from external pricing services, and the fair value of trading securities invested in money market funds is based on quoted market prices in active exchange markets. Accordingly, the fair value of trading securities invested in money market funds is classified in level 1, and the fair value of trading securities invested in bond and equity funds is classified in level 2 of the fair value hierarchy. All trading securities are reported at fair value, with unrealized gains and losses included in noninterest income.

Securities Available-for-Sale – Securities available-for-sale are primarily fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted prices in active markets obtained from external pricing services or dealer market participants. The Company has evaluated the methodologies used by its external pricing services to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company’s principal markets. Examples of such securities measured at fair value are U.S. Treasury and Agency securities, municipal bonds, collateralized mortgage obligations, and other mortgage-backed securities. These securities are generally classified in level 2 of the fair value hierarchy. In certain cases where there is limited market activity or less transparent inputs to the valuation, securities are classified in level 3 of the fair value hierarchy. For instance, in the valuation of certain collateralized mortgage and debt obligations and high-yield debt securities, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates.

The Company’s collateralized (residential) mortgage obligations (“CMOs”) and other mortgage-backed securities (“MBS”) carry investment grade ratings and are classified in level 2 of the fair value hierarchy.  Their fair value is based on quoted market prices obtained from external pricing services or dealer market participants where trading in an active market exists. Substantially all of these securities are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. The CMOs and MBS have weighted-average coupon rates of 5.4 percent and 5.3 percent, and weighted-average maturities of 2.3 years and 3.6 years, respectively. The underlying loans for these securities are residential mortgages that were originated in 2000 through 2009. The underlying mortgages have a weighted-average coupon rate of 5.9% percent and a weighted-average maturity of 21.0 years for the CMOs and a weighted-average coupon rate of 5.9% percent and a weighted-average maturity of 16.7 years for the MBS.

Due to the illiquidity in the secondary market for the Company’s trust-preferred CDOs, the Company estimated the value of these securities with the assistance of a structured credit valuation firm using discounted cash flow analyses, and classified these investments in level 3 of the fair value hierarchy.  The valuation for each of the CDOs relies on independently verifiable historical financial data. The valuation firm performs a credit analysis of each of the entities comprising the collateral underlying each CDO in order to estimate the entities’ likelihood of default on their trust-preferred obligations. Cash flows are modeled according to the contractual terms of the CDO, discounted to their present values, and are used to derive the estimated fair value of the individual CDO, as well as any credit loss or impairment. The discount rate used in the discounted cash flow analyses ranges from the London Interbank Offered Rate (“LIBOR”) plus 1,000 to 1,500 basis points, depending upon the specific CDO and reflects the higher risk inherent in these securities given the current market environment. Currently, five of these CDOs are deferring interest payments. The Company has ceased accruing interest on these securities. The component of loss for any CDO that is deemed to be an other-than-temporary impairment, if any, is determined by comparing the current amortized cost to the discounted cash flows for each CDO using each CDO’s original contractual yield. The contractual yields for these CDOs range from LIBOR plus 125 to 160 basis points.

The Company’s hedge fund investment is classified in level 2 of the fair value hierarchy.  The fair value is derived from monthly and annual financial statements provided by hedge fund management.  The majority of the hedge fund’s investment portfolio is held in securities that are freely tradable and are listed on national securities exchanges.

Carrying Value of Level 3 Securities Available-for-Sale
(Dollar amounts in thousands)

	Quarter Ended March 31, 2010			Quarter Ended March 31, 2009
	Other Mortgage- Backed Securities	Collateralized Debt Obligations	Total	Other Mortgage- Backed Securities	Collateralized Debt Obligations	Total
Balance at beginning of period	$0	$11,728	$11,728	$16,632	$42,086	$58,718
Total income (losses):
Included in earnings (1)	0	(2,763)	(2,763)	0	(2,938)	(2,938)
Included in other comprehensive income (loss)	0	3,213	3,213	258	(4,598)	(4,340)
Purchases	0	0	0	0	0	0
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Settlements	0	0	0	0	0	0
Principal paydowns and accretion	0	0	0	(603)	(23)	(626)
Balance at end of period	$0	$12,178	$12,178	$16,287	$34,527	50,814
Change in unrealized losses recognized in earnings relating to securities still held at end of period	$0	$(2,763)	$(2,763)	$0	$(2,938)	$(2,938)

(1)	Included in securities gains, net in the Consolidated Statements of Income and relate to securities still held at the end of the period.

In the table above, the net losses recognized in earnings represent non-cash credit impairment charges recognized on certain CDOs that were deemed to be other-than-temporarily impaired.

Mortgage Servicing Rights – The Company retains servicing responsibilities for certain securitized loans and records the related mortgage servicing rights at fair value in Other assets in the Consolidated Statements of Financial Condition. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the present value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights at March 31, 2010 included a weighted-average prepayment speed of 15.1% and a weighted-average discount rate of 11.4%. While market-based data is used to determine the these assumptions, the Company incorporates its own estimates of the assumptions market participants would use in determining the fair value of mortgage servicing rights, which results in a level 3 classification in the fair value hierarchy.

Carrying Value of Mortgage Servicing Rights
(Dollar amounts in thousands)
	Quarters Ended March 31,
	2010	2009
Balance at beginning of period	$1,238	$1,461
Total gains (losses) included in earnings (1):
Due to changes in valuation inputs and assumptions (2)	25	(97)
Other changes in fair value (3)	(66)	(80)
Balance at end of period	$1,197	$1,284
Contractual servicing fees earned during the period (1)	$84	$85
Total amount of loans being serviced for the benefit of others at end of period (4)	$117,178	$123,654

(1)	Included in other service charges, commissions, and fees in the Consolidated Statements of Income and relate to assets still held at the end of the period.
(2)	Principally reflects changes in prepayment speed assumptions.
(3)	Primarily represents changes in expected cash flows over time due to payoffs and paydowns.
(4)	These loans are serviced for and owned by third parties and are not included in the Consolidated Statements of Financial Condition.

Derivative Assets and Derivative Liabilities – The interest rate swaps entered into by the Company are executed in the dealer market and pricing is based on market quotes obtained from the counterparty that transacted the derivative contract. The market quotes were developed by the counterparty using market observable inputs, which primarily include LIBOR for swaps. Therefore, derivatives are classified in level 2 of the fair value hierarchy. For its derivative assets and liabilities, the Company also considers non-performance risk, including the likelihood of default by itself and its counterparties, when evaluating whether the market quotes from the counterparty are representative of an exit price. The Company has a policy of executing derivative transactions only with counterparties above a certain credit rating. Credit risk is also mitigated through the pledging of collateral when certain thresholds are reached.

Assets Measured at Fair Value on a Non-Recurring Basis
(Dollar amounts in thousands)
	Quarter Ended March 31, 2010
	Collateral- Dependent Impaired Loans	Other Real Estate Owned (1)
Carrying value of assets requiring write-downs	$119,323	$13,212
Transfers to OREO	(22,997)	0
Write-downs charged to reserve for loan losses	(13,875)	0
Write-downs charged to earnings	0	(2,338)
Fair value of assets after write-downs	$82,451	$10,874

(1)	Represents only the OREO properties that had charge-offs during the period.

Collateral-Dependent Impaired Loans – The carrying value of impaired loans is disclosed in Note 5, “Reserve for Loan Losses and Impaired Loans.” The Company does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the underlying collateral for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Accordingly, fair value estimates, including those obtained from real estate brokers or other third-party consultants, for collateral-dependent impaired loans are classified in level 3 of the fair value hierarchy.

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

Goodwill and Other Intangible Assets – Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.

Goodwill and other intangible assets are subject to impairment testing, which requires a significant degree of management judgment. Goodwill is tested at least annually for impairment or when events or circumstances indicate a need to perform interim tests. The impairment test is performed using the market capitalization method and, if necessary, by comparing the carrying value of goodwill with the anticipated future cash flows of the Company.

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

The annual test of goodwill and identified intangible assets performed as of October 1, 2009 did not indicate that an impairment charge was required. If the testing had resulted in impairment, the Company would have classified goodwill and other intangible assets subjected to nonrecurring fair value adjustments as level 3 in the fair value hierarchy. Additional information regarding goodwill, other intangible assets, and impairment policies can be found in Note 9 of “Notes to Consolidated Financial Statements” in Item 8 of the Company’s 2009 10-K.

Fair Value Disclosure of Other Assets and Liabilities

U.S. GAAP requires disclosure of the estimated fair values of certain financial instruments, both assets and liabilities, on and off-balance sheet, for which it is practical to estimate the fair value. Because the estimated fair values provided herein exclude disclosure of the fair value of certain other financial instruments and all non-financial instruments, any aggregation of the estimated fair value amounts presented would not represent the underlying value of the Company. Examples of non-financial instruments having significant value include the future earnings potential of significant customer relationships and the value of the Company’s trust division operations and other fee-generating businesses. In addition, other significant assets including premises, furniture, and equipment and goodwill are not considered financial instruments and, therefore, have not been valued.

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

Short-Term Financial Assets and Liabilities – For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks, federal funds sold and other short-term investments, accrued interest receivable, and accrued interest payable.

Securities Held-to-Maturity - The fair value of securities held-to-maturity is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans - The fair value of loans was estimated using present value techniques by discounting the future cash flows of the remaining maturities of the loans, and, when applicable, prepayment assumptions were considered based on historical experience and current economic and lending conditions. The discount rate was based on the LIBOR yield curve, with rate adjustments for liquidity and credit risk. The primary impact of credit risk on the fair value of the loan portfolio, however, was accommodated through the use of the reserve for loan losses, which is believed to represent the current fair value of probable incurred losses for purposes of the fair value calculation.

Covered Assets – Covered assets represent the loans and OREO acquired from the former First DuPage Bank, including the FDIC indemnification asset. The fair value for the loan portfolio was determined by discounting the expected cash flows at a market interest rate based on certain input assumptions. The market interest rate (discount rate) was derived from LIBOR swap rates over the expected weighted average life of the asset. The expected cash flows were determined based on contractual terms and default timing assumptions. The Company also estimated the fair value of OREO and the FDIC indemnification asset, which covers both the loans and OREO acquired, based on a similar discounted cash flow approach.

Investment in Bank Owned Life Insurance – The fair value of investments in bank owned life insurance is based on quoted market prices of the underlying assets.

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

Financial Instruments
(Dollar amounts in thousands)
	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$97,251	$97,251	$101,177	$101,177
Federal funds sold and other short-term investments	29,663	29,663	26,202	26,202
Trading account securities	14,114	14,114	14,236	14,236
Securities available-for-sale	1,152,039	1,152,039	1,266,760	1,266,760
Securities held-to-maturity	90,449	90,449	84,182	84,496
Loans, net of reserve for loan losses	5,051,050	5,032,377	5,058,438	5,041,598
Covered assets	207,609	207,609	223,245	223,245
Accrued interest receivable	32,387	32,387	32,600	32,600
Investment in bank owned life insurance	198,201	198,201	197,962	197,962
Financial Liabilities:
Deposits	$5,864,104	$5,860,213	$5,885,279	$5,884,345
Borrowed funds	387,163	388,017	691,176	697,088
Subordinated debt	137,737	119,389	137,735	116,845
Accrued interest payable	6,865	6,865	5,108	5,108
Derivative liabilities	1,419	1,419	1,208	1,208
Standby letters of credit	745	745	755	755

15.  VARIABLE INTEREST ENTITIES

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

U.S. GAAP requires VIEs to be consolidated by the party that has both (i) the ability to direct the VIE’s activities that most impact the entity’s economic performance and (ii) who is exposed to a majority of the VIE’s expected losses and/or residual returns (i.e., the primary beneficiary). The following summarizes the VIEs in which the Company has a significant interest and discusses the accounting treatment applied for the consolidation of VIEs.

	March 31, 2010			December 31, 2009
	Number of Items	Carrying Amount of Assets	Maximum Exposure to Loss	Number of Items	Carrying Amount of Assets	Maximum Exposure to Loss
First Midwest Capital Trust (“FMCT”)	1	$89,295	$89,295	1	$87,776	$87,776
Interest in preferred capital securities issuances	3	$137	$198	3	$95	$198
Investment in low-income housing tax credit partnerships	12	$5,167	$4,843	12	$5,167	$4,772

The Company owns 100% of the common stock of a business trust that was formed in November 2003 to issue trust preferred securities to third party investors. The trust’s only assets as of March 31, 2010 were the $87.3 million principal balance of the debentures issued by the Company and the related interest receivable of $2.0 million that were acquired by the trust using proceeds from the issuance of preferred securities and common stock. The trust meets the definition of a VIE, but the Company is not the primary beneficiary of the trust. Accordingly, the trust is not consolidated in the Company’s financial statements. The subordinated debentures issued by the Company to the trust are included in the Company’s Consolidated Statements of Financial Condition as “Subordinated debt.”

The Company holds interests in three trust preferred capital securities issuances. Although these investments may meet the definition of a VIE, the Company is not the primary beneficiary. The Company accounts for its interest in these investments as available-for-sale securities. The Company’s maximum exposure to loss is limited to its investment in these VIEs, which at March 31, 2010 had a total book value of $198,000 and fair value of $137,000.

The Company has a limited partner interest in 12 low-income housing tax credit partnerships and limited liability corporations, which were acquired at various times from 1997 to 2004. These entities meet the definition of a VIE. Since the Company is not the primary beneficiary of the entities, it will continue to account for its interest in these partnerships using the cost method. Exposure to loss as a result of its involvement with these entities is limited to the approximately $5.2 million book basis of the Company’s investment, less $324,000 that the Company is obligated to pay but has not yet funded.

16.  SUBSEQUENT EVENTS

On April 23, 2010, First Midwest Bank, a wholly-owned banking subsidiary of the Company, acquired certain deposits and loans of Peotone Bank and Trust Company, a community bank headquartered in Peotone, Illinois with approximately $136 million in assets (“Peotone”). The acquisition of Peotone was facilitated by the FDIC, and we entered into a loss share agreement with the FDIC to mitigate the risk of losses from problem loans. Peotone was closed by the Illinois Department of Financial & Professional Regulations. Subsequently, the FDIC was named Receiver, and all loans and deposit accounts, excluding certain brokered deposits, were transferred to First Midwest Bank.

Results of operations arising from this transaction will be included in the Company’s Consolidated Statement of Income beginning with second quarter 2010.

We have evaluated subsequent events through the date our financial statements were issued. We do not believe any additional subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of our results of operations and financial condition for the quarters ended March 31, 2010 and 2009. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term “Bank,” we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2009 Annual Report on Form 10-K (“2009 10-K”). Results of operations for the quarter ended March 31, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010. Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

PERFORMANCE OVERVIEW

General Overview

Our banking network is located primarily in suburban metropolitan Chicago with additional locations in central and western Illinois and provides a full range of business and retail banking and trust and advisory services through 94 banking branches, one operational facility, and one dedicated lending office. The primary sources of our revenue are net interest income and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, consumer confidence, and competitive conditions within the marketplace.

First Quarter 2010 vs. 2009

Table 1
Selected Financial Data (1)
(Dollar amounts in thousands, except per share data)
	Quarters Ended March 31,
	2010	2009	% Change
Operating Results
Interest income	$81,779	$91,480	(10.6)
Interest expense	13,841	27,261	(49.2)
Net interest income	67,938	64,219	5.8
Fee-based revenues	20,039	20,134	(0.5)
Other noninterest income	1,225	415	195.2
Noninterest expense, excluding losses realized on other real estate owned (“OREO”) (2)	(57,594)	(48,079)	19.8
Pre-tax, pre-provision core operating earnings (3)	31,608	36,689	(13.8)
Provision for loan losses	(18,350)	(48,410)	(62.1)
Gains on securities sales, net	5,820	11,160	(47.8)
Securities impairment losses	(2,763)	(2,938)	(6.0)
Write-downs of OREO (2)	(2,338)	(287)	714.6
Losses on sales of OREO, net (2)	(5,541)	(28)	N/M
Income (loss) before income tax (expense) benefit	8,436	(3,814)	(321.2)
Income tax (expense) benefit	(355)	9,541	N/M
Net income	8,081	5,727	41.1
Preferred dividends	(2,572)	(2,563)	0.4
Net income applicable to non-vested restricted shares	(81)	(9)	800.0
Net income applicable to common shares	$5,428	$3,155	72.0
Weighted average diluted shares outstanding	70,469	48,493
Diluted earnings per common share	$0.08	$0.07	14.3
Performance Ratios (1)
Return on average common equity	2.38%	1.78%
Return on average assets	0.43%	0.28%
Net interest margin – tax equivalent	4.28%	3.67%
Efficiency ratio	58.41%	52.33%

(1)	All ratios are presented on an annualized basis.
(2)	For a further discussion of losses realized on OREO, see the section titled “Noninterest Expense.”
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

N/M – Not meaningful.

	March 31, 2010	December 31, 2009	March 31, 2009	March 31, 2010 Change From
				December 31, 2009	March 31, 2009
Balance Sheet Highlights
Total assets	$7,592,907	$7,710,672	$8,252,576	$(117,765)	$(659,669)
Total loans	5,195,874	5,203,246	5,387,128	(7,372)	(191,254)
Total deposits	5,864,104	5,885,279	5,508,382	(21,175)	355,722
Transactional deposits	3,948,025	3,885,885	3,522,289	62,140	425,736
Loans to deposits ratio	88.6%	88.4%	97.8%
Transactional deposits to total deposits	67.3%	66.0%	63.9%

	March 31, 2010	December 31, 2009	March 31, 2009	March 31, 2010 Change From
				December 31, 2009	March 31, 2009
Asset Quality Highlights (1)
Non-accrual loans	$216,073	$244,215	$183,541	$(28,142)	$32,532
90 days or more past due loans (still accruing interest)	7,995	4,079	73,929	3,916	(65,934)
Total non-performing loans	224,068	248,294	257,470	(24,226)	(33,402)
Restructured loans (still accruing interest)	5,168	30,553	1,063	(25,385)	4,105
Other real estate owned (“OREO”)	62,565	57,137	38,984	5,428	23,581
Total non-performing assets	$291,801	$335,984	$297,517	$(44,183)	$(5,716)
30-89 days past due loans (still accruing interest)	$28,018	$37,912	$54,311	$(9,894)	$(26,293)
Reserve for loan losses	$144,824	$144,808	$116,001	$16	$28,823
Reserve for loan losses as a percent of loans	2.79%	2.78%	2.15%	0.01%	0.64%

(1)	Excludes covered assets.

Net income was $8.1 million, before adjustment for preferred dividends and non-vested restricted shares, with $5.4 million, or $0.08 per share, available to common shareholders after such adjustments. This compares to net income available to common shareholders of $3.2 million, or $0.07 per share, for first quarter 2009.

Pre-tax, pre-provision core operating earnings was $31.6 million for first quarter 2010, compared to $36.7 million for first quarter 2009. The decrease from first quarter 2009 of $5.1 million was due primarily to increased expenses incurred to remediate problem assets and expenses related to foreclosure and maintenance of OREO.

Performance for the quarter reflected solid core earnings and improvement in our underlying credit performance. Our loan levels remained stable and core deposit inflows increased helping net interest margins to expand. As we closed the quarter, net interest margins stood 61 basis points, or 16.6%, higher than a year ago. Importantly, our efforts to remediate problem credits also showed positive results with non-performing assets declining 13.2% from December 31, 2009, while past due loan levels fell during the past year.

While the economy is showing signs of improvement, the environment remains challenging as we strive to reduce problem asset levels and absorb higher credit remediation costs. During the quarter, we raised $196.4 million in common equity, solidifying an already well-capitalized balance sheet. This capital foundation, combined with our ability to generate strong core earnings, positions us to both navigate the credit cycle and pursue opportunities to enhance our core business.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income equals the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total average interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in the “Notes to Consolidated Financial Statements” contained in our 2009 10-K.

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

Table 2
Effect of Tax-Equivalent Adjustment
(Dollar amounts in thousands)
	Quarters Ended March 31,
	2010	2009	% Change
Net interest income (GAAP)	$67,938	$64,219	5.8
Tax-equivalent adjustment	4,252	5,428	(21.7)
Tax-equivalent net interest income	$72,190	$69,647	3.7

Table 3 summarizes changes in our average interest-earning assets and interest-bearing liabilities as well as interest income and interest expense related to each category of assets and funding sources and the average interest rates earned and paid on each category. The table also shows the trend in net interest margin on a quarterly basis for 2010 and 2009, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. Table 3 also details increases in income and expense for each of the major categories of interest-earning assets and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 2 above.

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)
	Quarters Ended March 31,							Attribution of Change in Net Interest Income (1)
	2010				2009
	Average Balance	Interest		Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$40,993	$27		0.27	$4,487	$3	0.27	$24	$0	$24
Trading account securities	14,282	30		0.84	12,434	40	1.29	7	(17)	(10)
Securities available-for-sale (2)	1,212,939	16,419		5.41	2,109,477	29,376	5.57	(12,158)	(799)	(12,957)
Securities held-to-maturity	85,893	1,460		6.80	82,969	1,413	6.81	50	(3)	47
Federal Home Loan Bank and Federal Reserve Bank stock	58,495	328		2.24	54,768	308	2.25	21	(1)	20
Loans (2):
Commercial and industrial	1,434,259	17,899		5.06	1,488,508	17,114	4.66	(585)	1,370	785
Agricultural	123,078	1,269		4.18	139,947	1,293	3.75	(624)	600	(24)
Commercial real estate	2,981,091	37,674		5.13	3,010,167	37,928	5.11	(367)	113	(254)
Consumer	519,023	6,003		4.69	547,876	6,555	4.85	(338)	(214)	(552)
Real estate - 1-4 family	140,048	1,960		5.68	192,407	2,878	6.07	(743)	(175)	(918)
Total loans, excluding covered assets	5,197,499	64,805		5.06	5,378,905	65,768	4.96	(2,657)	1,694	(963)
Covered assets (3)	208,663	2,962		5.76	0	0	0	2,962	0	2,962
Total interest-earning assets (2)	6,818,764	86,031		5.10	7,643,040	96,908	5.12	(11,751)	874	(10,877)
Cash and due from banks	112,437				113,673
Reserve for loan losses	(152,487)				(100,756)
Other assets	887,067				772,922
Total assets	$7,665,781				$8,428,879
Liabilities and Stockholders’ Equity:
Savings deposits	$759,786	614	509	0.33	$748,350	847	0.46	13	(246)	(233)
NOW accounts	922,179	509		0.22	893,687	969	0.44	32	(492)	(460)
Money market deposits	1,110,519	1,788		0.65	768,202	2,104	1.11	938	(1,254)	(316)
Time deposits	1,956,745	7,634		1.58	2,069,671	15,007	2.94	(779)	(6,594)	(7,373)
Borrowed funds	477,323	1,010		0.86	1,694,928	4,632	1.11	(2,756)	(866)	(3,622)
Subordinated debt	137,736	2,286		6.73	232,391	3,702	6.46	(1,578)	162	(1,416)
Total interest-bearing liabilities	5,364,288	13,841		1.05	6,407,229	27,261	1.73	(4,130)	(9,290)	(13,420)
Demand deposits	1,124,320				1,028,617
Other liabilities	57,307				79,224
Stockholders’ equity - common	926,866				720,809
Stockholders’ equity - preferred	193,000				193,000
Total liabilities and stockholders’ equity	$7,665,781				$8,428,879
Net interest income/margin (2)		$72,190		4.28		$69,647	3.67	$(7,621)	$10,164	$2,543

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

Tax-equivalent net interest margin was 4.28% for first quarter 2010, an increase from 3.67% for first quarter 2009.

The yield on average interest-earning assets for first quarter 2010 declined 2 basis points compared to first quarter 2009, while our cost of funds declined 68 basis points compared to the same period in 2009. Sales of $903.8 million in higher-yielding securities since December 31, 2008 lowered the yield on securities available-for sale by 16 basis points.  In addition, wider interest rate spreads on fixed and floating rate loan originations substantially offset the decline in the investment portfolio yield. During 2009, we instituted rate floors on a portion of our loan originations, which contributed to this benefit. The yield on covered assets was 5.76% for the quarter ended March 31, 2010, which also contributed to the year over year increase in net interest margin.

As evidenced by the 68 basis point drop in our cost of funds, our funding profile has improved year over year. This decline was driven by a 136 basis point reduction in our $2 billion balance of time deposits, which resulted from movements of short-term interest rates on the interest rate curve. Further, we generated an increase in average lower-cost core transactional deposits of $477.9 million. Part of this increase was due to the $47.6 million in core deposits we acquired in the First DuPage acquisition.

As shown in Table 3, first quarter 2010 tax-equivalent interest income declined $10.9 million compared to first quarter 2009 primarily due to a decrease in interest-earning assets The corresponding decline in wholesale funding and drop in interest rates reduced interest expense by $13.4 million.

We continue to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Noninterest Income

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)
	Quarters Ended March 31,
	2010	2009	% Change
Service charges on deposit accounts	$8,381	$9,044	(7.3)
Trust and investment advisory fees	3,593	3,329	7.9
Other service charges, commissions, and fees	4,172	4,006	4.1
Card-based fees	3,893	3,755	3.7
Total fee-based revenues	20,039	20,134	(0.5)
Bank owned life insurance (“BOLI”) income	248	541	(54.2)
Other income	516	496	4.0
Total operating revenues	20,803	21,171	(1.7)
Trading gains (losses), net	461	(622)	(174.1)
Gains on securities sales, net	5,820	11,160	(47.8)
Securities impairment losses	(2,763)	(2,938)	(6.0)
Total noninterest income	$24,321	$28,771	(15.5)

Our total noninterest income decreased $4.5 million for first quarter 2010 compared to first quarter 2009. The decrease was driven largely by lower gains on sales of securities.

Fee-based revenues of $20.0 million were relatively flat compared to first quarter 2009. Service charges on deposit accounts declined 7.3% for first quarter 2010 compared to first quarter 2009 due primarily to a decline in overdraft and non-sufficient fund fees. This decline was offset by a 7.9% increase in trust and investment advisory fees due to an increase in the fair value of assets under management, a 3.7% increase in card-based fees driven by an increase in fees charged to merchants for card usage, and a 4.1% increase in other service charges, commissions, and fees resulting from increases in merchant fees and investment revenues.

BOLI income represents benefit payments received and the change in cash surrender value (“CSV”) of the policies, net of premiums paid. The change in CSV is attributable to earnings or losses credited to policies based on investments made by the insurer. In 2010, BOLI income declined $293,000 from first quarter 2009 due to changes in the earnings on the underlying investments. See the section titled “Investment in Bank Owned Life Insurance” for a discussion of our investment in BOLI.

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

Noninterest Expense

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)
	Quarters Ended March 31,
	2010	2009	% Change
Compensation expense:
Salaries and wages	$22,136	$17,090	29.5
Retirement and other employee benefits	4,748	6,221	(23.7)
Total compensation expense	26,884	23,311	15.3
Other real estate owned (“OREO”) expense, net
Write-downs of OREO properties	2,338	287	714.6
Losses (gains) on the sales of OREO, net	5,541	28	N/M
OREO operating expense, net (1)	2,908	689	322.1
Total OREO expense	10,787	1,004	974.4
FDIC insurance premiums	2,532	2,361	7.2
Net occupancy expense	6,040	6,506	(7.2)
Loan remediation costs	2,001	519	285.5
Other professional services	4,539	2,415	88.0
Equipment expense	2,128	2,331	(8.7)
Technology and related costs	2,483	2,240	10.8
Advertising and promotions	1,059	1,082	(2.1)
Merchant card expense	1,650	1,538	7.3
Other expenses	5,370	5,087	5.6
Total noninterest expense	$65,473	$48,394	35.3
Full-time equivalent (“FTE”) employees	1,729	1,767	(2.2)
Efficiency ratio	58.41%	52.33%

N/M – Not meaningful.

For first quarter 2010, noninterest expense increased $17.1 million compared to first quarter 2009.

Salaries and wages increased in the first quarter compared to the same period in 2009 due to a $2.2 million increase in the obligation to participants under deferred compensation plans. The increased obligation resulted from changes in the fair value of trading securities held on behalf of plan participants. In addition, first quarter 2009 included an almost $2 million reversal of 2008 accrued incentive compensation expense.

The declines in retirement and other employee benefits of $1.5 million for first quarter 2010 resulted from reductions in the accruals for pension and profit sharing plans.

The balance of OREO increased from $39.0 million at March 31, 2009 to $62.6 million at March 31, 2010, accounting for the increase in OREO operating expenses, net. OREO operating expense, net, consists of real estate taxes, insurance, and maintenance, net of any rental income. During first quarter 2010, we disposed of $22.7 million of OREO at a loss of $5.5 million. We also recorded a $2.3 million write down on a single residential construction property that was reappraised. This compares to OREO losses of $315,000 for first quarter 2009.

The increase in other professional services was due to an increase in legal fees and other professional services incurred as a result of the FDIC-assisted transaction.

Standard contractual increases for mainframe processing primarily drove the 10.8% increase in technology and related costs from first quarter 2009 to first quarter 2010. In addition, there was a one time charge related to the conversion of First DuPage in first quarter 2010.

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees, BOLI, and other income. Operating efficiency for first quarter 2010 was 58.41% compared to 52.33% for first quarter 2009. The increase was driven by the increase in non-interest expense partially offset by an increase in tax-equivalent net interest income during those periods.

Income Taxes

Our accounting policies underlying the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 16 to the Consolidated Financial Statements of our 2009 10-K.

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

The increase in income tax expense from first quarter 2009 to first quarter 2010 was primarily attributable to an increase in pre-tax income and a $4.1 million benefit relating to certain developments in pending tax audits recorded in first quarter 2009. Decreases in tax-exempt income from investment securities and BOLI also contributed to the change.

FINANCIAL CONDITION

Investment Portfolio Management

We manage our investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in interest rates.

We adjust the size and composition of our securities portfolio according to a number of factors, including expected loan growth, anticipated changes in collateralized public funds on account, the interest rate environment, and the related value of various segments of the securities markets. The following table provides a valuation summary of our investment portfolio.

Table 6
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)
	As of March 31, 2010			As of December 31, 2009
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Agency securities	$756	$755	0	$756	$756	0
Collateralized mortgage obligations	276,503	269,457	21.3	307,921	299,920	21.8
Other mortgage-backed securities	190,457	181,953	14.4	249,282	239,567	17.5
State and municipal securities	636,416	635,036	50.2	651,680	649,269	47.3
Collateralized debt obligations	12,178	51,596	4.1	11,728	54,359	4.0
Corporate debt securities	30,265	29,879	2.4	37,551	36,571	2.7
Equity securities	5,464	5,070	0.4	7,842	7,667	0.6
Total available-for-sale	1,152,039	1,173,746	92.8	1,266,760	1,288,109	93.9
Held-to-Maturity
State and municipal securities	90,449	90,449	7.2	84,496	84,182	6.1
Total securities	$1,242,488	$1,264,195	100.0	$1,351,256	$1,372,291	100.0

	At March 31, 2010			At December 31, 2009
	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity
Available-for-Sale
U.S. Agency securities	1.06%	1.08	0.78%	1.29%	1.40	0.78%
Collateralized mortgage obligations	1.55%	2.25	4.95%	1.96%	2.44	5.02%
Other mortgage-backed securities	2.52%	3.63	5.14%	2.64%	3.69	4.95%
State and municipal securities	5.47%	7.19	6.15%	5.43%	7.12	6.17%
Collateralized debt obligations	0.25%	8.20	0.00%	0.25%	8.27	0.00%
Other securities	6.79%	12.04	6.31%	5.80%	11.94	5.28%
Total available-for-sale	3.91%	5.66	5.45%	3.88%	5.57	5.38%
Held-to-Maturity
State and municipal securities	5.85%	8.15	6.83%	6.28%	8.51	6.88%
Total securities	4.05%	5.84	5.55%	4.03%	5.75	5.47%

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

As of March 31, 2010, our securities portfolio totaled $1.2 billion, decreasing 8.0% from December 31, 2009.

Approximately 95% of our $1.2 billion available-for-sale portfolio remains highly liquid and is comprised of municipals, collateralized mortgage obligations (“CMOs”), and agency pass-through securities. The remainder consists of trust-preferred collateralized debt obligation pools (“CDOs”) with a fair value of $12.2 million and an unrealized loss of $39.4 million, and miscellaneous other securities totaling $35.7 million.

Net securities gains were $3.1 million for first quarter 2010 and were net of an other-than-temporary impairment charge of $2.8 million associated with our investment in CDOs.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities decreased $3.2 million since December 31, 2009. We do not believe the unrealized losses on the CDOs as of March 31, 2010 represent other-than-temporary impairment. We currently have no evidence that would suggest further reductions in net cash flows from these investments from what has already been recognized. In addition, we do not intend to sell the securities with unrealized losses, and it is not likely that we will be required to sell them before recovery of their amortized cost bases, which may be maturity. Our estimation of cash flows for these investments and resulting fair values were based upon cash flow modeling, as described in Note 14 of “Notes to the Consolidated Financial Statements.”

As of March 31, 2010, gross unrealized gains in the state and municipal securities portfolio totaled $8.1 million, and gross unrealized losses totaled $6.7 million, resulting in a net unrealized gain of $1.4 million at March 31, 2010 compared to a net unrealized loss of $2.4 million at December 31, 2009. The change in fair value of municipal securities reflects a decline in market interest rates and a tightening of spreads, which drove the increase in fair values. The $6.7 million in unrealized losses in the portfolio relates to securities that carry investment grade ratings, and the majority are supported by the general revenues of the issuing governmental entity and supported by third-party insurance. We do not believe the unrealized losses on any of these securities are other-than-temporary.

The unrealized losses in our investment in corporate bonds and equity securities relates to temporary movements in the financial markets. Management does not believe any individual unrealized loss as of March 31, 2010 represents other-than-temporary impairment.

Securities that we have the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount.

COVERED ASSETS

On October 23, 2009, we acquired substantially all the assets of the $260 million former First DuPage Bank (“First DuPage”) in an FDIC-assisted transaction, which generated a bargain-purchase gain of $13.1 million in fourth quarter 2009. Loans comprise the majority of the assets acquired and are subject to a loss sharing arrangement with the FDIC whereby we are indemnified against the majority of any losses incurred on these loans. The loans acquired from First DuPage, including the FDIC indemnification, totaled $207.6 million at March 31, 2010 and $223.2 million at December 31, 2009 and are presented as covered assets in the Consolidated Statements of Financial Condition. These assets are excluded from the asset quality presentation, given the loss share indemnification from the FDIC. These assets earned a yield of 5.76% for the quarter.

A break down of the covered assets is as follows.

Table 7
Covered Assets
(Dollar amounts in thousands)
	March 31, 2010	December 31, 2009
Loans	$144,369	$146,319
Other real estate owned	8,649	8,981
FDIC loss share receivable	54,591	67,945
Total covered assets	$207,609	$223,245

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Table 8
Loan Portfolio, Excluding Covered Assets
(Dollar amounts in thousands)
	March 31, 2010	% of Total	December 31, 2009	% of Total	Annualized % Change
Commercial and industrial	$1,454,714	28.0	$1,438,063	27.6	4.8
Agricultural	200,527	3.9	209,945	4.0	(18.0)
Commercial real estate:
Office	396,749	7.6	394,228	7.6	2.4
Retail	346,218	6.7	331,803	6.4	17.2
Industrial	496,616	9.6	486,934	9.3	8.0
Total office, retail, and industrial	1,239,583	23.9	1,212,965	23.3	8.8
Residential construction	276,322	5.3	313,919	6.0	(48.0)
Commercial construction	138,994	2.7	134,680	2.6	12.8
Commercial land	94,668	1.8	96,838	1.9	(8.8)
Total construction	509,984	9.8	545,437	10.5	(26.0)
Multi-family	348,178	6.7	333,961	6.4	17.2
Investor-owned rental property	121,040	2.3	119,132	2.3	6.4
Other commercial real estate	669,462	12.9	679,851	13.1	(6.0)
Total commercial real estate	2,888,247	55.6	2,891,346	55.6	(0.4)
Total corporate loans	4,543,488	87.5	4,539,354	87.2	0.4
Direct installment	42,895	0.8	47,782	0.9	(40.8)
Home equity	464,655	8.9	470,523	9.1	(4.8)
Indirect installment	4,996	0.1	5,604	0.1	(43.2)
Real estate – 1-4 family	139,840	2.7	139,983	2.7	(0.4)
Total consumer loans	652,386	12.5	663,892	12.8	(6.8)
Total loans	$5,195,874	100.0	$5,203,246	100.0	(0.4)

Outstanding loans totaled $5.2 billion as of March 31, 2010, relatively unchanged from December 31, 2009. We had a 26.0% annualized decline in the construction loan portfolios from December 31, 2009, as we continued to remediate and reduce exposure to these lending categories. Apart from these categories, we continued to lend as reflected in increases for commercial and industrial and certain other commercial real estate loan portfolios.

Non-performing Assets

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

Restructured loans are loans for which the original contractual terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition. Restructured loans generally result in lower payments than originally required and therefore, have a lower risk of loss due to non-performance than loans classified as non-accrual. We do not accrue interest on any restructured loan until or unless we believe all principal and interest under the modified terms are reasonably assured. Once the borrower demonstrates the ability to meet the modified terms of the restructured loan, we resume accruing interest. However, by regulation, such restructured loans continue to be separately reported as restructured until after the calendar year in which the restructuring occurred, providing the loan was restructured at market rates and terms.

OREO represents property acquired as the result of borrower defaults on loans. OREO is recorded at the lower of the recorded investment in the loans for which the property served as collateral or estimated fair value, less estimated selling costs. Write-downs occurring at foreclosure are charged against the reserve for loan losses. On an ongoing basis, the carrying values of OREO may be adjusted to reflect reductions in value from new appraisals and/or market conditions. Write-downs are recorded for these subsequent declines in value and are included in other noninterest expense along with other expenses related to maintenance of the properties.

Table 9
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)
			Past Due
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Restructured
As of March 31, 2010
Commercial and industrial	$1,454,714	$1,400,965	$11,179	$3,938	$38,095	$537
Agricultural	200,527	197,885	110	0	2,532	0
Commercial real estate:
Office	396,749	387,516	3,247	115	5,871	0
Retail	346,218	335,232	599	217	10,170	0
Industrial	496,616	493,766	343	344	2,163	0
Total office, retail, and industrial	1,239,583	1,216,514	4,189	676	18,204	0
Residential construction	276,322	182,751	159	0	93,412	0
Commercial construction	138,994	138,994	0	0	0	0
Commercial land	94,668	74,645	0	0	20,023	0
Multi-family	348,178	337,899	1,562	368	8,349	0
Investor-owned rental property	121,040	114,024	827	201	5,947	41
Other commercial real estate	669,462	651,419	2,161	23	15,859	0
Total commercial real estate	2,888,247	2,716,246	8,898	1,268	161,794	41
Total corporate loans	4,543,488	4,315,096	20,187	5,206	202,421	578
Direct installment	42,895	42,190	522	142	41	0
Home equity	464,655	448,352	5,014	2,348	7,763	1,178
Indirect installment	4,996	4,243	690	41	22	0
Real estate - 1-4 family	139,840	128,739	1,605	258	5,826	3,412
Total consumer loans	652,386	623,524	7,831	2,789	13,652	4,590
Total loans	$5,195,874	$4,938,620	$28,018	$7,995	$216,073	$5,168
Covered loans	$144,369	$81,730	$10,175	$52,464	$0	$0
As of December 31, 2009
Commercial and industrial	$1,438,063	$1,392,555	$11,915	$1,964	$28,193	$3,436
Agricultural	209,945	207,272	0	0	2,673	0
Commercial real estate:
Office	394,228	385,851	2,327	0	6,050	0
Retail	331,803	318,368	96	330	12,918	91
Industrial	486,934	482,903	1,603	0	2,428	0
Total office, retail, and industrial	1,212,965	1,187,122	4,026	330	21,396	91
Residential construction	313,919	200,061	974	86	112,798	0
Commercial construction	134,680	134,680	0	0	0	0
Commercial land	96,838	75,974	0	0	20,864	0
Multi-family	333,961	313,306	2,152	55	12,486	5,962
Investor-owned rental property	119,132	110,234	3,967	225	4,351	355
Other commercial real estate	679,851	634,561	5,132	130	28,006	12,022
Total commercial real estate	2,891,346	2,655,938	16,251	826	199,901	18,430
Total corporate loans	4,539,354	4,255,765	28,166	2,790	230,767	21,886
Direct installment	47,782	46,291	1,271	165	55	0
Home equity	470,523	455,214	5,192	1,032	7,549	1,536
Indirect installment	5,604	5,100	458	21	25	0
Real estate - 1-4 family	139,983	124,117	2,825	71	5,819	7,151
Total consumer loans	663,892	630,722	9,746	1,289	13,448	8,687
Total loans	$5,203,246	$4,886,487	$37,912	$4,079	$244,215	$30,553
Covered loans	$146,319	$93,045	$22,988	$30,286	$0	$0

The following table provides a comparison of our non-performing assets and past due loans to prior periods.

Table 10
Non-performing Assets and Past Due Loans, Excluding Covered Assets
(Dollar amounts in thousands)
	2010	2009
	March 31	December 31	September 30	June 30	March 31
Non-accrual loans	$216,073	$244,215	$256,805	$237,253	$183,541
90 days or more past due loans	7,995	4,079	5,960	26,071	73,929
Total non-performing loans	224,068	248,294	262,765	263,324	257,470
Restructured loans (still accruing interest)	5,168	30,553	26,718	18,877	1,063
Other real estate owned (“OREO”)	62,565	57,137	57,945	50,640	38,984
Total non-performing assets	$291,801	$335,984	$347,428	$332,841	$297,517
30-89 days past due loans	$28,018	$37,912	$44,346	$38,128	$54,311
Non-accrual loans to total loans	4.16%	4.69%	4.84%	4.44%	3.41%
Non-performing loans to total loans	4.31%	4.77%	4.95%	4.93%	4.78%
Non-performing assets to loans plus OREO	5.55%	6.39%	6.48%	6.17%	5.48%

Non-performing assets as of March 31, 2010 were $291.8 million, down $44.2 million, or 13.2%, compared to December 31, 2009, and down $5.7 million, or 1.9%, from March 31, 2009. The improvement was driven by disposals of other real estate owned in addition to charge-offs and the return of restructured loans to performing status.

Non-performing loans represented 4.31% of total loans at March 31, 2010, compared to 4.77% and 4.78% at December 31, 2009 and March 31, 2009, respectively. Loans 30-89 days delinquent have trended downward over the past year and totaled $28.0 million at March 31, 2010, down $9.9 million from December 31, 2009 and $26.3 million from March 31, 2009.

During first quarter 2010, we returned loans totaling $27.9 million to performing status that were classified as troubled debt restructurings at December 31, 2009, as a result of satisfactory payment performance after the modification of the loans.

Other real estate owned was $62.6 million at March 31, 2010, compared to $57.1 million at December 31, 2009 and $39.0 million at March 31, 2009.

Table 11
OREO Properties by Type, Excluding Covered Assets
(Dollar amounts in thousands)
	March 31, 2010		December 31, 2009		March 31, 2009
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single family homes	22	$6,224	50	$9,245	38	$9,486
Land parcels	70	46,001	35	38,157	11	21,286
Multi-family units	3	1,062	12	2,450	13	4,778
Commercial properties	13	9,278	15	7,285	9	3,434
Total OREO properties	108	$62,565	112	$57,137	71	$38,984

We disposed of $22.7 million of OREO during first quarter 2010 at a loss of $5.5 million. We also recorded a $2.3 million write down on a single residential construction property that was reappraised. This compares to OREO losses of $315,000 for first quarter 2009.

As we look to dispose of non-performing assets, our efforts could be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, illiquidity in the real estate market, higher levels of real estate coming into the market, and planned liquidation strategies. Accordingly, the future carrying value of these assets may be influenced by these same factors.

Construction Portfolio

Total construction loans of $510.0 million consist of residential construction, commercial construction, and commercial land. Our residential construction portfolio accounts for 41.7% of total non-performing loans at March 31, 2010. Of the total residential construction portfolio of $276.3 million, 33.8% is classified as non-performing. This portfolio represents loans to developers of residential properties and, as such, is particularly susceptible to declining real estate values.

The following table provides details on the nature of these construction portfolios.

Table 12
Construction Loans by Type
(Dollar amounts in thousands)
	Residential Construction		Commercial Construction		Commercial Land		Combined		Non-performing Loans
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
As of March 31, 2010
Raw Land	$68,016	24.6	$328	0.2	$26,350	27.8	$94,694	18.6	$35,514
Developed Land	111,869	40.5	25,393	18.3	65,508	69.2	202,770	39.8	44,142
Construction	12,299	4.5	18,381	13.2	0	0	30,680	6.0	1,098
Substantially completed structures	63,306	22.9	92,403	66.5	923	1.0	156,632	30.7	14,694
Mixed and other	20,832	7.5	2,489	1.8	1,887	2.0	25,208	4.9	17,987
Total	$276,322	100.0	$138,944	100.0	$94,668	100.0	$509,984	100.0	$113,435
Non-accrual loans	$93,412		$0		$20,023		$113,435
90-days past due loans	0		0		0		0
Total non-performing loans	$93,412		$0		$20,023		$113,435
Non-performing loans as a percent of total loans	33.8%		0		21.2%		22.2%
As of December 31, 2009
Raw land	$66,715	21.2	$10	0	$43,331	44.7	$110,056	20.2	$51,457
Developed land	133,604	42.6	24,942	18.5	53,265	55.0	211,811	38.8	43,525
Construction	14,227	4.5	18,580	13.8	0	0	32,807	6.0	2,735
Substantially completed structures	82,852	26.4	90,858	67.5	157	0.2	173,867	31.9	19,694
Mixed and other	16,521	5.3	290	0.2	85	0.1	16,896	3.1	16,337
Total	$313,919	100.0	$134,680	100.0	$96,838	100.0	$545,437	100.0	$133,748
Non-accrual loans	$112,798		$0		$20,864		$133,662
90-days past due loans	86		0		0		86
Total non-performing loans	$112,884		$0		$20,864		$133,748
Non-performing loans as a percent of total loans	36.0%		0		21.5%		24.5%

Total construction loans and non-performing construction loans as of March 31, 2010 decreased by $35.5 million and $20.3 million, respectively, as compared to December 31, 2009. This improvement in the portfolio was due to principal paydowns, charge-offs, and transfers of loan collateral into OREO.

Reserve for Loan Losses

The reserve for loan losses represents management’s best estimate of probable losses inherent within the existing loan portfolio and is established through a provision for loan losses charged to expense. The reserve for loan losses takes into consideration such factors as changes in the nature, volume, size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic conditions that affect the borrower’s ability to pay and other pertinent factors. Determination of the reserve is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogenous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. The reserve consists of (i) specific reserves established for expected losses on individual loans for which the recorded investment in the loan exceeds the value of the loan and (ii) reserves based on historical loan loss experience for each loan category.

Table 13
Reserve for Loan Losses and
Summary of Loan Loss Experience
(Dollar amounts in thousands)
	Quarters Ended
	2010	2009
	March 31	December 31	September 30	June 30	March 31
Change in reserve for loan losses:
Balance at beginning of quarter	$144,808	$134,269	127,528	$116,001	$93,869
Loans charged-off:
Commercial and industrial	(5,336)	(23,938)	(13,023)	(7,157)	(12,785)
Agricultural	(141)	(180)	0	0	0
Office, retail, and industrial	(1,852)	(3,264)	(3,496)	(220)	(889)
Residential construction	(4,557)	(38,559)	(5,315)	(8,442)	(10,729)
Commercial construction	0	0	0	0	0
Commercial land	(270)	(2,848)	(38)	(734)	0
Multi-family	(627)	(2,325)	(29)	(1,088)	(43)
Investor-owned rental property	(318)	(1,228)	(624)	(12)	(120)
Other commercial real estate	(4,220)	(7,965)	(6,006)	(2,358)	(100)
Consumer	(2,508)	(3,262)	(3,369)	(4,602)	(2,356)
Real estate - 1-4 family	(168)	(168)	(218)	(327)	(221)
Total loans charged-off	(19,997)	(83,737)	(32,118)	(24,940)	(27,243)
Recoveries on loans previously charged-off:
Commercial and industrial	873	618	438	151	692
Agricultural	0	0	0	0	0
Office, retail, and industrial	208	(1)	0	3	11
Residential construction	105	244	134	15	10
Commercial construction	0	0	0	0	0
Commercial land	0	134	266	0	0
Multi-family	115	0	0	2	0
Investor-owned rental property	64	(1)	2	0	0
Other commercial real estate	25	57	0	(93)	151
Consumer	225	225	17	126	100
Real estate - 1-4 family	48	0	2	1	1
Total recoveries on loans previously charged-off	1,663	1,276	859	205	965
Net loans charged-off	(18,334)	(82,461)	(31,259)	(24,735)	(26,278)
Provision charged to operating expense	18,350	93,000	38,000	36,262	48,410
Balance at end of quarter	$144,824	144,808	134,269	$127,528	$116,001
Average loans	$5,197,499	$5,304,690	5,346,769	$5,366,393	$5,378,905
Net loans charged-off to average loans, annualized	1.43%	6.17%	2.32%	1.85%	1.98%
Reserve for loan losses at end of period as a percent of:
Total loans	2.79%	2.78%	2.53%	2.39%	2.15%
Non-performing loans	65%	58%	51%	48%	45%

The reserve for loan losses represented 2.79% of total loans outstanding at March 31, 2010, compared to 2.78% at December 31, 2009 and 2.15% at March 31, 2009. The reserve for loan losses as a percentage of non-performing loans increased to 65% at March 31, 2010, compared to 58% at December 31, 2009 and 45% at March 31, 2009. The provision for loan losses for first quarter 2010 of $18.4 million exceeded charge-offs of $18.3 million and declined as compared to $93.0 million and $48.4 million for fourth quarter 2009 and first quarter 2009, respectively.

The accounting policies underlying the establishment and maintenance of the reserve for loan losses are discussed in Notes 1 and 7 to the Consolidated Financial Statements of our 2009 10-K.

INVESTMENT IN BANK OWNED LIFE INSURANCE

We purchase life insurance policies on the lives of certain directors and officers and are the sole owner and beneficiary of the policies. We invest in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Financial Condition at each policy’s respective CSV, with changes recorded in noninterest income in the Consolidated Statements of Income. As of March 31, 2010, the CSV of BOLI assets totaled $198.2 million compared to $198.0 million as of December 31, 2009.

Of our total BOLI portfolio as of March 31, 2010, 24.6% is in general account life insurance distributed between 10 insurance carriers, all of which carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 75.4% is in separate account life insurance, which is managed by third party investment advisors under pre-determined investment guidelines. Stable value protection is a feature available with respect to separate account life insurance policies that is designed to protect, within limits, a policy’s CSV from market fluctuations on underlying investments. Our entire separate account portfolio has stable value protection, purchased from a highly rated financial institution. To the extent fair values on individual contracts fall below 80%, the CSV of the specific contracts may be reduced or the underlying assets transferred to short-duration investments, resulting in lower earnings.

BOLI income for first quarter 2010 declined 54.2% from first quarter 2009. Since fourth quarter 2008, management has elected to accept lower market returns in order to improve our regulatory capital ratios by reducing risk-weighted assets and reducing our risk to market volatility through investment in shorter-duration, lower yielding money market instruments.

GOODWILL

We record goodwill as a separate line item in the Consolidated Statements of Financial Condition. The carrying value of goodwill was $262.9 million as of both March 31, 2010 and December 31, 2009. As described in Note 14 to the Financial Statements in Item 1 of this Form 10-Q, goodwill is tested at least annually for impairment or when events or circumstances indicate a need to perform interim tests. The impairment testing is performed using the market capitalization method and, if necessary, by comparing the carrying value of goodwill with the anticipated future cash flows. We do not believe that we are at risk of failing these impairment tests.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarter ended March 31, 2010, December 31, 2009, and March 31, 2009. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 14
Funding Sources – Average Balances
(Dollar amounts in thousands)
	Quarters Ended			First Quarter 2010 % Change From
	March 31, 2010	December 31, 2009	March 31, 2009	Fourth Quarter 2009	First Quarter 2009
Demand deposits	$1,124,320	$1,115,096	$1,028,617	0.8%	9.3%
Savings deposits	759,786	744,876	748,350	2.0%	1.5%
NOW accounts	922,179	953,772	893,687	(3.3%)	3.2%
Money market accounts	1,110,519	1,079,943	768,202	2.8%	44.6%
Transactional deposits	3,916,804	3,893,687	3,438,856	0.6%	13.9%
Time deposits	1,942,838	1,997,824	1,949,942	(2.8%)	(0.4%)
Brokered deposits	13,907	10,903	119,729	27.6%	(88.4%)
Total time deposits	1,956,745	2,008,727	2,069,671	(2.6%)	(5.5%)
Total deposits	5,873,549	5,902,414	5,508,527	(0.5%)	6.6%
Repurchase agreements	223,686	238,904	444,011	(6.4%)	(49.6%)
Federal funds purchased	17,500	37,886	338,570	(53.8%)	(94.8%)
Federal Home Loan Bank (“FHLB”) advances	153,915	100,403	294,014	53.3%	(47.7%)
Federal term auction facilities	82,222	284,783	618,333	(71.1%)	(86.7%)
Total borrowed funds	477,323	661,976	1,694,928	(27.9%)	(71.8%)
Subordinated debt	137,736	143,816	232,391	(4.2%)	(40.7%)
Total funding sources	$6,488,608	$6,708,206	$7,435,846	(3.3%)	(12.7%)
Average interest rate paid on borrowed funds	0.86%	0.76%	1.11%
Weighted-average maturity of FHLB advances	35.7 months	37.5 months	6.2 months
Weighted-average interest rate of FHLB advances	2.00%	2.03%	3.60%

Total average deposits for first quarter 2010 decreased 0.5% from fourth quarter 2009 and increased 6.6% from first quarter 2009, with a decline in time deposits offset by increases in transactional deposits.

Average core transactional deposits for first quarter 2010 were $3.9 billion, an increase of $477.9 million, or 13.9%, from first quarter 2009. The increase was primarily due to targeted sales activities and customers’ desires to maintain more liquid deposits, which were reflected in a significant increase in money market balances.

Average borrowed funds totaled $477.3 million, decreasing $1.2 billion, or 71.8%, from first quarter 2009 to first quarter 2010. As discussed earlier, during the last half of 2009 and early 2010, we delevered our balance sheet by using the proceeds from securities sales and maturities to reduce our level of borrowed funds and time deposits thereby increasing our net interest margins.

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

Table 15
Capital Measurements
(Dollar amounts in thousands)

				Regulatory Minimum For “Well- Capitalized”	Excess Over Required Minimums at March 31, 2010

	March 31,		December 31,
	2010	2009	2009
Regulatory capital ratios:
Total capital to risk-weighted assets	17.23%	14.62%	13.94%	10.00%	72%	$460,764
Tier 1 capital to risk-weighted assets	15.17%	11.85%	11.88%	6.00%	153%	$584,551
Tier 1 leverage to average assets	13.06%	9.60%	10.18%	5.00%	161%	$596,654
Regulatory capital ratios, excluding preferred stock (1):
Total capital to risk-weighted assets	14.20%	11.70%	10.93%	10.00%	42%	$267,764
Tier 1 capital to risk-weighted assets	12.14%	8.93%	8.88%	6.00%	102%	$391,551
Tier 1 leverage to average assets	10.45%	7.23%	7.61%	5.00%	109%	$403,654
Tier 1 common capital to risk-weighted assets (2) (3)	10.81%	7.04%	7.56%	N/A (3)	N/A (3)	N/A (3)
Tangible equity ratios:
Tangible common equity to tangible assets	9.17%	5.36%	6.29%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity, excluding other comprehensive loss, to tangible assets	9.42%	5.83%	6.54%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity to risk-weighted assets	10.52%	6.47%	7.27%	N/A (3)	N/A (3)	N/A (3)

(1)
These ratios exclude the impact of $193.0 million in preferred shares issued to the U.S. Treasury in December 2008 as part of its Capital Purchase Plan (“CPP”). For additional discussion of the preferred share issuance and the CPP, refer to Note 13 to the Consolidated Financial Statements of our 2009 Form 10-K.

(2)	Excludes the impact of preferred shares and trust preferred securities.
(3)	Ratio is not subject to formal FRB regulatory guidance.

Regulatory and tangible common equity ratios improved as compared to December 31, 2009. The notable improvements in the Tier 1 and tangible capital ratios primarily reflect the issuance of common stock as discussed below.

The Board of Directors reviews the Company’s capital plan each quarter, giving consideration to the current and expected operating environment as well as an evaluation of various capital alternatives.

Common Shares Issued

In January 2010, we issued a total of 18,818,183 shares of common stock at a price of $11.00 per share, which resulted in a $196.4 million increase in stockholders’ equity, net of the underwriting discount and related expenses. We are using the proceeds for general operating purposes. As a result, regulatory and tangible common equity ratios were significantly improved in comparison to December 31, 2009.

Dividends

On March 16, 2009, our Board of Directors announced a reduction in our quarterly dividend from $0.225 per share to $0.01 per share as part of a larger commitment to grow the tangible common equity component of total capital. The Company’s Board of Directors subsequently announced quarterly common stock dividends of $0.010 per share.

Since we elected to participate in the U.S. Treasury’s Capital Purchase Program in fourth quarter 2008, our ability to increase quarterly common stock dividends above $0.310 per share will be subject to the applicable restrictions of this program for three years following the sale of the preferred stock.

Other Transactions

In January 2010, the Company made a $100.0 million capital injection to the Bank. In addition, the Bank sold $168.1 million of non-performing assets to the Company in March 2010. These two transactions improved the Bank’s asset quality and capital ratios but did not impact the consolidated Company’s financial position, results of operations, or regulatory ratios.

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

We have numerous accounting policies, of which the most significant are presented in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements of our 2009 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the reserve for loan losses, evaluation of impairment of securities, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed in our 2009 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. A description and analysis of our interest rate risk management policies is included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our 2009 10-K.

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

We monitor and manage interest rate risk within approved policy limits. Our current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in all interest rates compared to net interest income in an unchanging interest rate environment. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates. As of March 31, 2010, the percent change expected assuming a gradual decrease in interest rates was outside of policy by 10%, which was an improvement from December 31, 2009. Given the current market conditions as of March 31, 2010 and December 31, 2009, the Bank’s Board of Directors temporarily authorized operations outside of policy limits.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)
	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	+200	-300 (2)		+300
March 31, 2010:
Dollar change	$(24,625)	$1,489	$(32,176)	$3,475	$	N/M	$10,509
Percent change	-8.8%	+0.5%	-11.5%	+1.3%		N/M	+3.8%
December 31, 2009:
Dollar change	$(27,122)	$(2,540)	$(36,934)	$(1,312)	$	N/M	$4,246
Percent change	-10.1%	-1.0%	-13.8%	-0.5%		N/M	+1.6%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.
(2)
N/M – Due to the low level of interest rates as of March 31, 2010 and December 31, 2009, in management’s judgment, an assumed 300 basis point drop in interest rates was deemed not meaningful in the existent interest rate environment.

Overall, in rising interest rate scenarios, interest rate risk volatility moved from being negative at December 31, 2009 to being positive at March 31, 2010. The change in interest rate risk volatility from December 31, 2009 is less negative in declining interest rate scenarios.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)
	Immediate Change in Rates
	-200	+200
March 31, 2010:
Dollar change	$(89,849)	$(5,519)
Percent change	-5.4%	-0.3%
December 31, 2009:
Dollar change	$(101,267)	$(2,013)
Percent change	-6.8%	-0.1%

As of March 31, 2010, the estimated sensitivity of the economic value of equity to changes in interest rates reflected less negative exposure to higher interst rates and more negative exposure to lower interest rates compared to that existing at December 31, 2009.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company disclosed any material pending litigation matters relating to the Company in Item 3 of Part I of its Annual Report on Form 10-K for the year ended December 31, 2009. For the quarter ended March 31, 2010, there were no material developments with regard to any previously disclosed matters, and no other matters were reported during the period, although there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at March 31, 2010. Based on presently available information, the Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial position of the Company.

ITEM 1A. RISK FACTORS

The Company provided a discussion of certain risks and uncertainties faced by the Company in its Annual Report on Form 10-K for the year ended December 31, 2009. However, these factors may not be the only risks or uncertainties the Company faces. Additional risks that the Company does not yet know of or that it currently thinks are immaterial may also impair its business operations.

Based on currently available information, the Company has not identified any new or material changes in the Company’s risk factors as previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases made by or on our behalf, or by any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2010 pursuant to a repurchase program approved by our Board of Directors on November 27, 2007. Up to 2.5 million shares of our common stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of March 31, 2010. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program

January 1 – January 31, 2010	-	$-	-	2,494,747
February 1 – February 28, 2010	13,347	13.44	-	2,494,747
March 1 – March 31, 2010	-	-	-	2,494,747

Total	13,347	$13.44	-

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

Date: May 7, 2010

* Duly authorized to sign on behalf of the Registrant.