Form 10-Q
period 2010-06-30
FIRST MIDWEST BANCORP INC
filed 2010-08-09
CIK 702325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________ FORM 10-Q (Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2010
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.
Commission File Number 0-10967 _______________ FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)
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
As of August 9, 2010, there were 74,054,562 shares of $.01 par value common stock outstanding.

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

Since mid-2007 the financial services industry and the securities markets in general have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. While liquidity has improved and market volatility has generally lessened, the overall loss of investor confidence has brought a new level of risk to financial institutions in addition to the risks normally associated with competition and free market economies. The Company has attempted to list those risks elsewhere in this report and consider them as it makes disclosures regarding forward-looking statements. Nevertheless, given the uncertain economic times, new risks and uncertainties may emerge quickly and unpredictably, and it is not possible to predict all risks and uncertainties. We cannot assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

PART 1. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			June 30, 2010	December 31, 2009
			(Unaudited)
	Assets
	Cash and due from banks		$136,982	$101,177
	Federal funds sold and other short-term investments		236,098	26,202
	Trading account securities, at fair value		13,067	14,236
	Securities available-for-sale, at fair value		1,090,109	1,266,760
	Securities held-to-maturity, at amortized cost		87,843	84,182
	Federal Home Loan Bank and Federal Reserve Bank stock, at cost		59,864	56,428
	Loans, excluding covered loans		5,208,347	5,203,246
	Covered loans		240,915	214,264
	Reserve for loan losses		(145,027)	(144,808)
	Net loans		5,304,235	5,272,702
	Other real estate owned (“OREO”), excluding covered assets		57,023	57,137
	Covered other real estate owned		10,657	8,981
	Premises, furniture, and equipment		132,335	120,642
	Accrued interest receivable		30,103	32,600
	Investment in bank owned life insurance		198,399	197,962
	Goodwill and other intangible assets		281,255	281,479
	Other assets		167,119	190,184
	Total assets		$7,805,089	$7,710,672
	Liabilities
	Demand deposits		$1,188,356	$1,133,756
	Savings deposits		802,636	749,279
	NOW accounts		1,049,770	913,140
	Money market deposits		1,177,621	1,089,710
	Time deposits		1,905,182	1,999,394
	Total deposits		6,123,565	5,885,279
	Borrowed funds		328,470	691,176
	Subordinated debt		137,739	137,735
	Accrued interest payable		4,197	5,108
	Other liabilities		55,606	49,853
	Total liabilities		6,649,577	6,769,151
	Stockholders’ Equity
	Preferred stock		190,553	190,233
	Common stock		858	670
	Additional paid-in capital		435,605	252,322
	Retained earnings		819,890	810,626
	Accumulated other comprehensive loss, net of tax		(12,803)	(18,666)
	Treasury stock		(278,591)	(293,664)
	Total stockholders’ equity		1,155,512	941,521
	Total liabilities and stockholders’ equity		$7,805,089	$7,710,672
	June 30, 2010		December 31, 2009
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par Value	None	$0.01	None	$0.01
Shares authorized	1,000	100,000	1,000	100,000
Shares issued	193	85,787	193	66,969
Shares outstanding	193	74,049	193	54,793
Treasury shares	0	11,738	0	12,176
See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest Income
Loans	$65,439	$64,071	$129,919	$129,518
Securities available-for-sale	12,626	19,662	25,585	44,367
Securities held-to-maturity	1,073	1,016	2,066	1,993
Covered assets, excluding covered OREO	2,598	0	5,560	0
Federal funds sold and other short-term investments	538	390	923	741
Total interest income	82,274	85,139	164,053	176,619
Interest Expense
Deposits	9,626	17,152	20,171	36,079
Borrowed funds	749	3,893	1,759	8,525
Subordinated debt	2,280	3,703	4,566	7,405
Total interest expense	12,655	24,748	26,496	52,009
Net interest income	69,619	60,391	137,557	124,610
Provision for loan losses	21,526	36,262	39,876	84,672
Net interest income after provision for loan losses	48,093	24,129	97,681	39,938
Noninterest Income
Service charges on deposit accounts	9,052	9,687	17,433	18,731
Trust and investment advisory fees	3,702	3,471	7,295	6,800
Other service charges, commissions, and fees	4,628	4,021	8,800	8,027
Card-based fees	4,497	4,048	8,390	7,803
Bank owned life insurance income	349	1,159	597	1,700
Trading (losses) gains, net	(1,022)	1,360	(561)	738
Securities gains, net	1,121	6,635	4,178	14,857
Gain on Federal Deposit Insurance Corporation (“FDIC”)-assisted transaction	4,303	0	4,303	0
Other income	680	1,013	1,196	1,509
Total noninterest income	27,310	31,394	51,631	60,165
Noninterest Expense
Salaries and wages	21,146	21,576	43,282	38,666
Retirement and other employee benefits	5,394	6,653	10,142	12,874
Other real estate expense, net	11,850	3,301	22,637	4,305
FDIC premiums	2,546	6,034	5,078	8,395
Net occupancy and equipment expense	7,808	7,389	15,976	16,226
Technology and related costs	2,785	2,142	5,268	4,382
Professional services	5,652	3,725	12,192	6,659
Advertising and promotions	2,473	1,720	3,532	2,802
Other expenses	7,801	6,693	14,821	13,318
Total noninterest expense	67,455	59,233	132,928	107,627
Income (loss) before income tax expense (benefit)	7,948	(3,710)	16,384	(7,524)
Income tax expense (benefit)	139	(6,373)	494	(15,914)
Net income	7,809	2,663	15,890	8,390
Preferred dividends	(2,573)	(2,566)	(5,145)	(5,129)
Net income applicable to non-vested restricted shares	(65)	(34)	(146)	(43)
Net income applicable to common shares	$5,171	$63	$10,599	$3,218
Per Common Share Data
Basic earnings per common share	$0.07	$0.00	$0.15	$0.07
Diluted earnings per common share	$0.07	$0.00	$0.15	$0.07
Dividends declared per common share	$0.01	$0.01	$0.02	$0.02
Weighted average common shares outstanding	73,028	48,501	71,756	48,497
Weighted average common diluted shares outstanding	73,028	48,501	71,756	48,497
See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at January 1, 2009	48,630	$189,617	$613	$210,698	$837,390	$(18,042)	$(311,997)	$908,279
Cumulative effect of change in accounting for other-than- temporary impairment	0	0	0	0	11,271	(11,271)	0	0
Adjusted balance at January 1, 2009	48,630	189,617	613	210,698	848,661	(29,313)	(311,997)	908,279
Comprehensive income (loss):
Net income	0	0	0	0	8,390	0	0	8,390
Other comprehensive loss (1):
Unrealized losses on securities	0	0	0	0	0	(19,163)	0	(19,163)
Unrealized losses on funded status of pension plan	0	0	0	0	0	(1,006)	0	(1,006)
Total comprehensive loss								(11,779)
Common dividends declared ($0.02 per common share)	0	0	0	0	(972)	0	0	(972)
Preferred dividends declared ($25.00 per preferred share)	0	0	0	0	(4,825)	0	0	(4,825)
Accretion on preferred stock	0	304	0	0	(304)	0	0	0
Share-based compensation expense	0	0	0	1,479	0	0	0	1,479
Exercise of stock options and restricted stock activity	537	0	0	(18,456)	0	0	18,375	(81)
Treasury stock (purchased for) issued to benefit plans	(6)	0	0	(98)	0	0	50	(48)
Balance at June 30, 2009	49,161	$189,921	$613	$193,623	$850,950	$(49,482)	$(293,572)	$892,053
Balance at January 1, 2010	54,793	$190,233	$670	$252,322	$810,626	$(18,666)	$(293,664)	$941,521
Comprehensive income (loss):
Net income	0	0	0	0	15,890	0	0	15,890
Other comprehensive income (1):
Unrealized gains on securities	0	0	0	0	0	5,863	0	5,863
Total comprehensive income								21,753
Common dividends declared ($0.02 per common share)	0	0	0	0	(1,481)	0	0	(1,481)
Preferred dividends declared ($25.00 per preferred share)	0	0	0	0	(4,825)	0	0	(4,825)
Accretion on preferred stock	0	320	0	0	(320)	0	0	0
Issuance of common stock	18,818	0	188	195,857	0	0	0	196,045
Share-based compensation expense	0	0	0	2,871	0	0	0	2,871
Restricted stock activity	441	0	0	(15,386)	0	0	15,011	(375)
Treasury stock (purchased for) issued to benefit plans	(3)	0	0	(59)	0	0	62	3
Balance at June 30, 2010	74,049	$190,553	$858	$435,605	$819,890	$(12,803)	$(278,591)	$1,155,512

(1) Net of taxes and reclassification adjustments.

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)
	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$96,223	$76,286
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	113,918	158,080
Proceeds from sales of securities available-for-sale	147,601	723,521
Purchases of securities available-for-sale	(64,352)	(133,004)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	33,530	40,756
Purchases of securities held-to-maturity	(32,185)	(42,667)
Purchase of Federal Reserve Bank stock	(3,000)	0
Net increase in loans	(76,222)	(66,057)
Proceeds from claims on bank owned life insurance	160	2,669
Proceeds from sales of other real estate owned	30,800	4,478
Proceeds from sales of premises, furniture, and equipment	7	8
Purchases of premises, furniture, and equipment	(7,459)	(1,179)
Net cash proceeds received in an FDIC-assisted transaction	26,609	0
Net cash provided by investing activities	169,407	686,605
Financing Activities
Net increase in deposit accounts	153,987	180,902
Net decrease in borrowed funds	(367,474)	(906,158)
Proceeds from the issuance of common stock	196,045	0
Cash dividends paid	(1,289)	(11,438)
Restricted stock activity	(1,004)	(369)
Excess tax expense related to share-based compensation	(194)	(182)
Net cash used in financing activities	(19,929)	(737,245)
Net increase in cash and cash equivalents	245,701	25,646
Cash and cash equivalents at beginning of period	127,379	114,308
Cash and cash equivalents at end of period	$373,080	$139,954
Supplemental Disclosures:
Non-cash transfers of loans to other real estate owned	$58,019	$34,336
Non-cash transfer of other real estate owned to premises, furniture, and equipment	$9,455	$0
Dividends declared but unpaid	$741	$487

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Reserve for Credit Losses Disclosures: In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires companies to provide more information about the credit risks inherent in its loan and lease portfolios and how management considers those credit risks in determining the allowance for credit losses. A company would be required to disclose its accounting policies, the methods it uses to determine the components of the allowance for credit losses, and qualitative and quantitative information about the credit quality of its loan portfolio, such as aging information and credit quality indicators. Both new and existing disclosures would be required either by portfolio segment or class, based on how a company develops its allowance for credit losses and how it manages its credit exposure. The guidance is effective for all financing receivables, including loans and trade accounts receivables. However, short-term trade accounts receivables, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure requirements. For public companies, any period-end disclosure requirements are effective for periods ending on or after December 15, 2010. Any disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. As this guidance affects only disclosures, the adoption of this guidance on December 31, 2010 for period-end disclosures and January 1, 2011 for intra-period activity is not expected to impact the Company’s financial position, results of operations, or liquidity.

Effect of a Loan Modification When It Is Part of a Pool That Is Accounted for as a Single Asset: In March 2010, the FASB issued guidance on the effect of a loan modification when it is part of a pool that is accounted for as a single asset. This guidance states that a modified loan within a pool of purchased, credit-impaired loans that are accounted for as a single asset should remain in the pool even if the modification would otherwise be considered a troubled debt restructuring (“TDR”). A one-time election to terminate accounting for a group of loans in a pool, which may be made on a pool-by-pool basis, is allowed upon adoption of the standard. The guidance does not require any additional recurring disclosures and will be effective for modifications of loans accounted for within a pool in interim or annual periods ending on or after July 15, 2010. Adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

Improving Disclosures about Fair Value Measurements: In January 2010, the FASB issued accounting guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The guidance requires disclosure of fair value measurements by class (rather than by major category) of assets and liabilities; disclosure of transfers in or out of levels 1, 2, and 3; disclosure of activity in level 3 fair value measurements on a gross, rather than net, basis; and other disclosures about inputs and valuation techniques. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosure of level 3 activity for purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years and interim periods beginning after December 15, 2010. As this guidance affects only disclosures, the adoption of this guidance effective January 1, 2010 did not impact the Company’s financial position, results of operations, or liquidity. Refer to Note 14, “Fair Value,” for the Company’s fair value disclosures.

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

Transfers of Financial Assets: In June 2009, the FASB issued accounting guidance that requires a company to disclose more information about transfers of financial assets, including securitization transactions. It eliminates the concept of a “qualifying special-purpose entity” from U.S. GAAP, changes the criteria for removing transferred assets from the balance sheet, and requires additional disclosures about a transferor’s continuing involvement in transferred assets. This guidance is effective for financial asset transfers occurring after January 1, 2010 for calendar-year companies. The effect of these new requirements on the Company’s financial position, results of operations, and liquidity will depend on the types and terms of financial asset transfers (including securitizations) executed by the Company in 2010 and beyond.

3.  SECURITIES

Securities Portfolio
(Dollar amounts in thousands)

	June 30, 2010				December 31, 2009
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. agency	$9,919	$12	$(1)	$9,930	$756	$0	$0	$756
Collateralized residential mortgage obligations	264,240	7,055	(1,582)	269,713	299,920	10,060	(2,059)	307,921
Other residential mortgage-backed securities	119,933	7,779	(19)	127,693	239,567	9,897	(182)	249,282
State and municipal	622,268	13,413	(3,079)	632,602	649,269	8,462	(6,051)	651,680
Collateralized debt obligations	50,547	0	(36,883)	13,664	54,359	0	(42,631)	11,728
Corporate debt	29,897	1,005	(148)	30,754	36,571	2,093	(1,113)	37,551
Equity securities:
Hedge fund investment	1,245	609	0	1,854	1,249	177	0	1,426
Other equity securities	3,824	120	(45)	3,899	6,418	106	(108)	6,416
Total equity securities	5,069	729	(45)	5,753	7,667	283	(108)	7,842
Total	$1,101,873	$29,993	$(41,757)	$1,090,109	$1,288,109	$30,795	$(52,144)	$1,266,760
Securities Held-to-Maturity
State and municipal	$87,843	$2,148	$0	$89,991	$84,182	$314	$0	$84,496
Trading Securities (1)				$13,067				$14,236

(1)
Trading securities held by the Company represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock.

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	June 30, 2010
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$30,765	$29,656	$19,597	$20,076
One year to five years	153,474	147,943	23,287	23,857
Five years to ten years	230,162	221,868	12,238	12,537
After ten years	298,230	287,483	32,721	33,521
Collateralized residential mortgage obligations	264,240	269,713	0	0
Other residential mortgage-backed securities	119,933	127,693	0	0
Equity securities	5,069	5,753	0	0
Total	$1,101,873	$1,090,109	$87,843	$89,991

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in securities gains, net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

Securities Gains (Losses)
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Proceeds from sales	$66,618	$388,834	$147,601	$723,521
Gains (losses) on sales of securities:
Gross realized gains	$2,367	$10,768	$8,187	$21,929
Gross realized losses	(112)	0	(112)	(1)
Net realized gains on securities sales	2,255	10,768	8,075	21,928
Non-cash impairment charges:
Other-than-temporary securities impairment	(1,581)	(14,212)	(4,344)	(40,225)
Portion of other-than-temporary impairment recognized in other comprehensive income	447	10,079	447	33,154
Net non-cash impairment charges	(1,134)	(4,133)	(3,897)	(7,071)
Net realized gains	$1,121	$6,635	$4,178	$14,857
Income tax expense on net realized gains	$437	$2,587	$1,629	$5,794
Trading (losses) gains, net (1)	$(1,022)	$1,360	$(561)	$738

(1)	Trading (losses) gains, net, represents changes in the fair value of the trading securities portfolio and are included as a component of noninterest income in the Consolidated Statements of Income.

The non-cash impairment charges in the table above primarily relate to other-than-temporary impairment (“OTTI”) charges on trust preferred collateralized debt obligations (“CDOs”). Accounting guidance requires that only the credit portion of an OTTI charge be recognized through income. In deriving the credit component of the impairment on the CDOs, projected cash flows were discounted at the contractual rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 125 basis points to LIBOR plus 160 basis points. Fair values are computed by discounting future projected cash flows at higher rates, ranging from LIBOR plus 1,200 basis points to LIBOR plus 1,300 basis points. If a decline in fair value below carrying value was not attributable to credit loss and the Company did not intend to sell the security or believe it would be more likely than not required to sell the security prior to recovery, the Company records the decline in fair value in other comprehensive income.

Changes in the amount of credit losses recognized in earnings on trust preferred CDOs and other securities are summarized in the following table.

Changes in Credit Losses Recognized in Earnings
(Dollar amounts in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$33,709	$9,269	$30,946	$6,331
Credit losses included in earnings (1)
Losses recognized on securities that previously had credit losses	1,048	1,970	3,568	4,770
Losses recognized on securities that did not previously have credit losses	86	2,163	329	2,301
Balance at end of period	$34,843	$13,402	$34,843	$13,402

(1)	Included in Securities gains, net in the Consolidated Statements of Income.

Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2010
U.S. agency	1	$2,044	$1	$0	$0	$2,044	$1
Collateralized residential mortgage obligations	15	48,215	443	8,613	1,139	56,828	1,582
Other residential mortgage- backed securities	2	1,525	4	157	15	1,682	19
State and municipal	192	2,422	29	108,637	3,050	111,059	3,079
Collateralized debt obligations	6	0	0	13,664	36,883	13,664	36,883
Corporate debt securities	3	0	0	11,718	148	11,718	148
Equity securities	1	0	0	42	45	42	45
Total	220	$54,206	$477	$142,831	$41,280	$197,037	$41,757

As of December 31, 2009
U.S. agency	1	$756	$0	$0	$0	$756	$0
Collateralized residential mortgage obligations	6	4,113	367	13,075	1,692	17,188	2,059
Other residential mortgage- backed securities	2	21,227	176	598	6	21,825	182
State and municipal	278	34,157	763	160,788	5,288	194,945	6,051
Collateralized debt obligations	6	3,941	16,822	7,787	25,809	11,728	42,631
Corporate debt securities	6	1,824	257	13,153	856	14,977	1,113
Equity securities	2	0	0	92	108	92	108
Total	301	$66,018	$18,385	$195,493	$33,759	$261,511	$52,144

Approximately 96% of collateralized mortgage obligations and other mortgage-backed securities are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. State and municipal securities are issuances by state and municipal authorities, all of which carry investment grade ratings, with the majority supported by third-party insurance. Management does not believe any individual unrealized loss as of June 30, 2010 represents an other-than-temporary impairment. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, which may be maturity.

The unrealized loss on CDOs as of June 30, 2010 reflects the market’s unfavorable bias toward structured investment vehicles given the current interest rate and liquidity environment. In addition, the Company does not intend to sell the CDOs with unrealized losses, and it is not more than likely than not that the Company will be required to sell them before recovery of their amortized cost bases, which may be maturity.

Significant judgment is required to calculate the fair value of the CDOs, all of which are pooled. Generally fair value determinations are based on several factors regarding current general market and economic conditions relative to such securities and the underlying collateral. For these reasons and due to the illiquidity in the secondary market for the Company’s trust-preferred CDOs, the Company estimates the value of these securities using discounted cash flow analyses with the assistance of a structured credit valuation firm. For additional discussion of this valuation, refer to Note 14, “Fair Value.” The following table presents certain characteristics and metrics of the CDOs as of June 30, 2010.

Number	Class	Original Par	Amortized Cost	Fair Value			Number of Banks/ Insurers	Percentage of Banks/ Insurers Currently Performing	Actual Deferrals and Defaults as a Percentage of the Original Collateral	Excess Subordination as a Percent of the Remaining Performing Collateral (1)
					Lowest Credit Rating Assigned to the Security
					Moody’s	Fitch
1	C-1	$17,500	$7,140	$2,152	Ca	C	57	66.7%	31.3%	0.0%
2	C-1	15,000	7,657	1,660	Ca	C	69	75.4%	26.8%	0.0%
3	C-1	15,000	13,622	3,368	Ca	C	75	74.7%	18.1%	8.4%
4	B1	15,000	13,922	4,739	Ca	C	64	67.2%	22.1%	11.8%
5	C	10,000	2,027	145	Ca	C	56	75.0%	30.1%	0.0%
6	C	6,500	6,179	1,600	Ca	C	77	72.7%	21.7%	11.3%
7	A-3L	6,750	0	0	C	C	86	60.5%	38.3%	0.0%
		$85,750	$50,547	$13,664

(1)	Excess subordination represents additional defaults in excess of current defaults that the CDO can absorb before the security experiences any credit impairment.

Credit-related impairment losses taken on the CDOs are presented in the table below.

	Quarters Ended June 30, 2010		Six Months Ended June 30,
Number	2010	2009	2010	2009	Life-to-Date
1	$0	$949	$0	$3,749	$10,360
2	794	2,163	794	2,301	7,342
3	0	560	0	560	1,017
4	0	0	684	0	1,078
5	254	0	2,091	0	7,860
6	0	0	242	0	243
7	0	461	0	461	6,750
	$1,048	$4,133	$3,811	$7,071	$34,650

The unrealized losses in the Company’s investment in corporate debt and equity securities relate to temporary movements in the financial markets. The Company has evaluated the near-term prospects of the investments in relation to the severity and duration of impairments. Based on that evaluation, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, which may be maturity.

Management does not believe any individual unrealized loss as of June 30, 2010 represents an other-than-temporary impairment.

The carrying value of securities available-for-sale, securities held-to-maturity, and securities purchased under agreements to resell that were pledged to secure deposits and for other purposes as permitted or required by law totaled $861.4 million at June 30, 2010 and $1.0 billion at December 31, 2009.

4.  LOANS

Loan Portfolio
(Dollar amounts in thousands)

	June 30, 2010	December 31, 2009
Commercial and industrial	$1,494,119	$1,438,063
Agricultural	199,597	209,945
Commercial real estate:
Office	415,846	394,228
Retail	310,819	331,803
Industrial	493,526	486,934
Total office, retail, and industrial	1,220,191	1,212,965
Residential construction	241,094	313,919
Commercial construction	107,572	134,680
Commercial land	94,469	96,838
Total construction	443,135	545,437
Multi-family	369,281	333,961
Investor-owned rental property	120,436	119,132
Other commercial real estate	711,287	679,851
Total commercial real estate	2,864,330	2,891,346
Total corporate loans	4,558,046	4,539,354
Direct installment	42,240	47,782
Home equity	458,066	470,523
Indirect installment	4,538	5,604
Real estate – 1-4 family	145,457	139,983
Total consumer loans	650,301	663,892
Total loans, excluding covered loans	5,208,347	5,203,246
Covered loans (1)	240,915	214,264
Total loans	$5,449,262	$5,417,510
Deferred loan fees included in total loans	$7,909	$8,104
Overdrawn demand deposits included in total loans	$10,578	$4,837

(1)	Includes FDIC indemnification asset of $76.0 million at June 30, 2010 and $67.9 million at December 31, 2009.

The Company primarily lends to small and mid-sized businesses, commercial real estate customers, and consumers in the markets in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws and the Company’s lending standards and credit monitoring and remediation procedures.

5.  RESERVE FOR CREDIT LOSSES AND IMPAIRED LOANS

Reserve for Credit Losses
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$144,824	$116,001	$144,808	$93,869
Loans charged-off	(24,732)	(24,940)	(44,729)	(52,183)
Recoveries of loans previously charged-off	3,859	205	5,522	1,170
Net loans charged-off	(20,873)	(24,735)	(39,207)	(51,013)
Provision for loan losses	21,526	36,262	39,876	84,672
Balance at end of period (1)	$145,477	$127,528	$145,477	$127,528

(1)	Includes a $450,000 liability for unfunded commitments as of June 30, 2010, which is included in other liabilities in the Consolidated Statements of Financial Condition.
Impaired, Non-accrual, and Past Due Loans, Excluding Covered Loans (1)
(Dollar amounts in thousands)

	June 30, 2010	December 31, 2009
Impaired loans:
Impaired loans with valuation reserve required (2)	$25,968	$45,246
Impaired loans with no valuation reserve required	162,772	216,074
Total impaired loans, excluding covered loans	$188,740	$261,320
Non-accrual loans:
Impaired loans on non-accrual	$179,710	$230,767
Other non-accrual loans (3)	13,979	13,448
Total non-accrual loans, excluding covered loans	$193,689	$244,215
Restructured loans, still accruing interest	$9,030	$30,553
Loans past due 90 days or more and still accruing interest	$6,280	$4,079
Valuation reserve related to impaired loans	$7,086	$20,170

(1)	For information on covered loans, refer to Note 6, “Covered Assets”.
(2)	These impaired loans require a valuation reserve because the estimated value of the loans or related collateral less estimated selling costs is less than the recorded investment in the loans.
(3)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

	Six Months Ended June 30,
	2010	2009
Average recorded investment in impaired loans	$219,216	$185,916
Interest income recognized on impaired loans (1)	165	45

(1)	Recorded using the cash basis of accounting.

As of June 30, 2010, the Company had $79.3 million of additional funds committed to be advanced in connection with impaired loans.

6.  COVERED ASSETS

On October 23, 2009, the Company acquired substantially all the assets of the $260 million former First DuPage Bank (“First DuPage”) in an FDIC-assisted transaction. The FDIC-assisted acquisition of the majority of the assets of Peotone Bank and

Trust Company, a community bank headquartered in Peotone, Illinois with approximately $130 million in assets (“Peotone”), was completed on April 23, 2010. Bargain-purchase gains of $13.1 million and $4.3 million were recorded for the First DuPage and Peotone transactions, respectively.

The covered assets acquired from First DuPage and Peotone are presented as follows:

Covered Assets
(Dollar amounts in thousands)

	June 30, 2010	December 31, 2009
Covered loans, excluding FDIC indemnification asset	$164,924	$146,319
FDIC indemnification asset	75,991	67,945
Total covered loans	240,915	214,264
Covered other real estate owned	10,657	8,981
Total covered assets	$251,572	$223,245
Covered loans past due 90 days or more and still accruing interest	$47,912	$30,286

All loans and OREO acquired in the First DuPage and Peotone acquisitions are covered by loss sharing agreements with the FDIC (the “Agreements”), whereby the FDIC reimburses the Company for the majority of the losses incurred. For the First DuPage transaction, the FDIC will reimburse the Company at a rate of 80% for losses up to $65.0 million and at a rate of 95% for losses greater than $65 million. The Agreement for the Peotone transaction includes a loss share with the FDIC for 80% of all losses, regardless of the total amount of losses. In connection with these loss sharing arrangements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the Agreements.

The loans purchased in the First DuPage and Peotone acquisitions were recorded at their estimated fair values on the respective purchase dates in accordance with applicable authoritative accounting guidance and are accounted for prospectively based on expected cash flows. A reserve for credit losses is not recorded on these loans at the acquisition date. Except for revolving loans, including lines of credit and credit card loans, and leases, management determined that all of the First DuPage and Peotone acquired loans (“purchased impaired loans”) had evidence of credit deterioration since origination and it was probable at the date of acquisition that the Company would not collect all contractually required principal and interest payments. Evidence of credit quality deterioration may include factors such as past due and non-accrual status. Other key considerations and indicators are the past performance of the troubled institutions’ credit underwriting standards, completeness and accuracy of credit files, maintenance of risk ratings, and age of appraisals.

In determining the acquisition date fair value of purchased impaired loans, and in subsequent accounting, the Company generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics. Larger balance commercial loans are usually valued on an individual basis. Expected future cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable (“accretable yield”). The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference and represents probable losses in the portfolio.

The FDIC indemnification asset is accounted for in accordance with FASB accounting guidance for business combinations, specifically indemnification assets, which requires that indemnification assets are recognized at the same time and on the same basis as the indemnified item.  Since the indemnified item is covered loans, which are measured at fair value, the FDIC indemnification is also measured at fair value by discounting the cash flows expected to be received from the FDIC. These cash flows are estimated by multiplying probable losses by the reimbursement rate set forth in the Agreements. The balance of the FDIC indemnification asset is adjusted periodically to reflect changes in expectations of discounted estimated cash flows.

Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized by recording a charge-off through the reserve for credit losses and a related increase in the FDIC indemnification asset.

Although some loans were contractually 90 days past due, none of the purchased impaired loans at June 30, 2010 and December 31, 2009 were classified as non-performing loans since the loans continued to perform substantially in accordance with the estimates of expected cash flows.  Interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. There has not been any significant credit deterioration since the respective acquisition dates.

Changes in the accretable balance for purchased impaired loans were as follows.

Changes in Accretable Yield
(Dollar amounts in thousands)

Six Months Ended June 30, 2010
Balance at beginning of period	$9,298
Additions	2,591
Accretion	(5,645)
Reclassifications (to) from non-accretable difference, net	18,230
Balance at end of period	$24,474

7.  MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS’ EQUITY

On January 13, 2010, the Company sold 18,818,183 shares of common stock in an underwritten public offering. The price to the public was $11.00 per share, and the proceeds to the Company, net of the underwriters’ discount, were $10.45 per share, resulting in proceeds of $196.0 million, net of related expenses. The net proceeds will be used to improve the quality of the Company’s capital composition and for general operating purposes.

In January 2010, the Company made a $100.0 million capital injection to the Bank. In addition, the Bank sold $168.1 million of non-performing assets to the Company in March 2010. On the date of the sale, the assets were recorded on the Company’s general ledger at fair value. Given the majority of the assets were collateral dependent loans, fair value was determined based on the lower of current appraisals, sales listing prices or sales contract values, less estimated selling costs. No reserve for loan losses was recorded at the Company on the date of the purchase of these assets. As of June 30, 2010, the Company had $135.9 million in non-performing assets. Since the banking subsidiary’s financial position and results of operations are consolidated with the Company, this transaction did not change the presentation of these non-performing assets in the consolidated financial statements and did not impact the consolidated Company’s financial position, results of operations, or regulatory ratios. However, these two transactions improved the Bank’s asset quality, capital ratios, and liquidity.

There were no additional material transactions that affected stockholders’ equity during the quarter or six months ended June 30, 2010.

8.  COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains, and losses that are not included in reported net income under U.S. GAAP. The Company includes the following items, net of tax, in other comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity: changes in unrealized gains or losses on securities available-for-sale, changes in the fair value of derivatives designated under cash flow hedges, and changes in the funded status of the Company’s pension plan.

Components of Other Comprehensive Loss
(Dollar amounts in thousands)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available-for-sale:
Unrealized holding gains (losses)	$13,763	$5,351	$8,412	$(16,564)	$(6,463)	$(10,101)
Less: Reclassification of net gains included in net income	4,178	1,629	2,549	14,857	5,795	9,062
Net unrealized holding gains (losses)	9,585	3,722	5,863	(31,421)	(12,258)	(19,163)
Funded status of pension plan:
Unrealized holding losses	0	0	0	(1,650)	(644)	(1,006)
Total other comprehensive income (loss)	$9,585	$3,722	$5,863	$(33,071)	$(12,902)	$(20,169)

Activity in Accumulated Other Comprehensive Loss
(Dollar amounts in thousands)

	Accumulated Unrealized Losses on Securities Available-for-Sale	Accumulated Unrealized Losses on Under-funded Pension Obligation	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2009	$(2,028)	$(16,014)	$(18,042)
Cumulative effect of change in accounting for other-than- temporary impairment	(11,271)	0	(11,271)
Adjusted balance at January 1, 2009	(13,299)	(16,014)	(29,313)
Other comprehensive loss	(19,163)	(1,006)	(20,169)
Balance at June 30, 2009	$(32,462)	$(17,020)	$(49,482)
Balance at January 1, 2010	$(13,015)	$(5,651)	$(18,666)
Other comprehensive loss	5,863	0	5,863
Balance at June 30, 2010	$(7,152)	$(5,651)	$(12,803)

9. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$7,809	$2,663	$15,890	$8,390
Preferred dividends	(2,412)	(2,413)	(4,825)	(4,825)
Accretion on preferred stock	(161)	(153)	(320)	(304)
Net income applicable to non-vested restricted shares	(65)	(34)	(146)	(43)
Net income applicable to common shares	$5,171	$63	$10,599	$3,218
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	73,028	48,501	71,756	48,497
Dilutive effect of common stock equivalents	0	0	0	0
Weighted-average diluted common shares outstanding	73,028	48,501	71,756	48,497
Basic earnings per share	$0.07	$0.00	$0.15	$0.07
Diluted earnings per share	$0.07	$0.00	$0.15	$0.07
Anti-dilutive shares not included in the computation of diluted earnings per share (1)	3,810	3,981	3,848	4,032

(1)	Represents outstanding stock options and common stock warrants for which the exercise price is greater than the average market price of the Company’s common stock.

10.  PENSION PLAN

Net Periodic Benefit Pension Expense
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$597	$1,388	$1,194	$2,160
Interest cost	636	1,361	1,273	2,118
Expected return on plan assets	(1,040)	(1,859)	(2,080)	(2,893)
Recognized net actuarial loss	0	470	0	732
Amortization of prior service cost	1	1	2	2
Other	0	301	0	468
Net periodic cost	$194	$1,662	$389	$2,587

11.  INCOME TAXES

Income Tax Expense
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income (loss) before income tax expense (benefit)	$7,948	$(3,710)	$16,384	$(7,524)
Income tax expense (benefit):
Federal income tax benefit	$(244)	$(5,803)	$(282)	$(10,794)
State income tax expense (benefit)	383	(570)	776	(5,120)
Total income tax expense (benefit)	$139	$(6,373)	$494	$(15,914)
Effective income tax rate	1.7%	N/M	3.0%	N/M

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

The increase in income tax expense from second quarter 2009 to second quarter 2010 was primarily attributable to an increase in pre-tax income and, to a lesser extent, to a decrease in tax-exempt income from investment securities and BOLI. The increase in income tax expense for the first six months of 2010 compared to the same period in 2009 was attributable to these same factors and the recording of state tax benefits totaling $4.1 million in the first quarter of 2009.

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	June 30, 2010	December 31, 2009
Commitments to extend credit:
Home equity lines	$263,832	$272,290
Credit card lines to businesses	13,050	12,443
1-4 family real estate construction	35,927	41,436
Commercial real estate	198,829	190,573
All other commitments	658,831	656,876
Letters of credit:
1-4 family real estate construction	12,012	17,152
Commercial real estate	51,571	53,534
All other	82,630	71,738
Unamortized fees associated with letters of credit (1)	725	755
Recourse on assets securitized	7,718	8,132

(1)	Included in other liabilities in the Consolidated Statements of Condition. The Company will amortize these amounts into income over the commitment period.

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. As of June 30, 2010, standby letters of credit had a remaining weighted-average term of approximately 12.4 months, with remaining actual lives ranging from less than one year to 5.0 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral including real estate, production plants and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in fourth quarter 2004, the Company is obligated by agreement to repurchase at recorded value any non-performing loans, defined as loans past due greater than 90 days. According to the securitization agreement, the Company’s recourse obligation is capped at $2.2 million and will end on November 30, 2011. The carrying value of the Company’s recourse liability totaled approximately $150,000 as of June 30, 2010 and December 31, 2009 and is included in other liabilities in the Consolidated Statements of Financial Condition.

Repurchases and Charge-Offs of Recourse Loans
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Recourse loans repurchased during the period	$114	$0	$114	$0
Recourse loans charged-off during the period	$36	$66	$36	$66

Legal Proceedings

As of June 30, 2010, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of June 30, 2010.

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

For effective fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. Accounting for cash flow hedges requires that the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income. The unrealized gain or loss is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (for example, when a hedged item is terminated or redesignated). For all types of hedges, any ineffectiveness in the hedging relationship is recognized immediately in earnings during the period of change.

During 2009 and 2010, the Company hedged the fair value of fixed rate commercial real estate loans through the use of pay fixed, receive variable interest rate swaps. These derivative contracts were designated as fair value hedges and are valued using observable market prices, if available, or third party cash flow projection models. The valuations produced by these pricing models are regularly validated through comparison with other third parties. The valuations and expected lives presented in the following table are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on June 30, 2010 and December 31, 2009.

Interest Rate Derivatives Portfolio
(Dollar amounts in thousands)

	June 30, 2010	December 31, 2009
Fair Value Hedges
Related to fixed rate commercial loans
Notional amount outstanding	$18,504	$19,005
Weighted-average interest rate received	2.26%	2.14%
Weighted-average interest rate paid	6.40%	6.40%
Weighted-average maturity (in years)	7.26	7.76
Derivative liability fair value	$(2,121)	$(1,208)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net hedge ineffectiveness recognized in noninterest income:
Change in fair value of swaps	$(702)	$1,045	$(876)	$1,293
Change in fair value of hedged items	701	(1,045)	873	(1,298)
Net hedge ineffectiveness (1)	$(1)	$0	$(3)	$(5)
Gains recognized in net interest income (2)	$0	$40	$0	$80

(1)	Included in other noninterest income in the Consolidated Statements of Income.
(2)
The gain represents the fair value adjustments on discontinued fair value hedges in connection with our subordinated fixed rate debt that were being amortized through earnings over the remaining life of the hedged item (debt). In addition to these amounts, interest accruals on fair value hedges are also reported in net interest income.

Derivative instruments are inherently subject to credit risk. Credit risk occurs when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized gains in agreements, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards for all activities with credit risk. Under Company policy, credit exposure to any single counterparty cannot exceed 2.5% of stockholders’ equity. In addition, the Company established bilateral collateral agreements with its primary derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains above an agreed-upon minimum threshold. In determining the amount of collateral required, gains and losses are netted on derivative instruments with the same counterparty. On June 30, 2010, these collateral agreements covered 100% of the fair value of the Company’s outstanding interest rate swaps. Net losses with counterparties must be collateralized with either cash or U.S. Government and U.S. Government-sponsored agency securities. The Company pledged cash of $1.9 million as of June 30, 2010 and $1.8 million as of December 31, 2009 to collateralize net unrealized losses with its counterparties. No other collateral was required to be pledged as of June 30, 2010 or December 31, 2009. Derivative assets and liabilities are presented gross, rather than net of pledged collateral amounts.

If the credit risk-related contingent features of the derivatives were triggered as of June 30, 2010, the aggregate fair value of assets needed to settle the instruments immediately would be $2.2 million.

As of June 30, 2010 and December 31, 2009, all of the Company’s derivative instruments contained provisions that require the Company’s debt to remain above a certain credit rating by each of the major credit rating agencies. If the Company’s debt were to fall below that credit rating, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. For the quarter ended June 30, 2010, the Company was not in violation of these provisions.

The Company’s derivative portfolio also includes derivative instruments not designated in a hedge relationship consisting of commitments to originate real estate 1-4 family mortgage loans. The amount of the mortgage loan commitments was not material for any period presented. The Company had no other derivative instruments as of June 30, 2010 or December 31, 2009. The Company does not enter into derivative transactions for purely speculative purposes.

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

Fair Value Measurements
(Dollar amounts in thousands)

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities:
Money market funds	$1,021	$0	$0	$1,021
Bond funds	0	3,306	0	3,306
Equity funds	0	8,441	0	8,441
Balanced fund	0	299	0	299
Total trading securities	1,021	12,046	0	13,067
Securities available-for-sale (1):
U.S. agency securities	0	9,930	0	9,930
Collateralized residential mortgage obligations	0	269,713	0	269,713
Other residential mortgage-backed securities	0	127,693	0	127,693
State and municipal securities	0	632,602	0	632,602
Collateralized debt obligations	0	0	13,664	13,664
Corporate debt securities	0	30,754	0	30,754
Hedge fund investment	0	1,854	0	1,854
Other equity securities	46	1,109	0	1,155
Total securities available-for-sale	46	1,073,655	13,664	1,087,365
Mortgage servicing rights (2)	0	0	1,133	1,133
Total assets	$1,067	$1,085,701	$14,797	$1,101,565
Liabilities:
Derivative liabilities (2)	$0	$2,121	$0	$2,121
Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (3)	$0	$0	$88,992	$88,992
Other real estate owned, excluding covered assets (4)	0	0	57,023	57,023
Total assets	$0	$0	$146,015	$146,015

Refer to the following page for footnotes.

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities:
Money market funds	$1,763	$0	$0	$1,763
Bond funds	0	2,884	0	2,884
Equity funds	0	9,223	0	9,223
Balanced fund	0	366	0	366
Total trading securities	1,763	12,473	0	14,236
Securities available-for-sale:
U.S. agency securities	0	756	0	756
Collateralized residential mortgage obligations	0	307,921	0	307,921
Other residential mortgage-backed securities	0	249,282	0	249,282
State and municipal securities	0	651,680	0	651,680
Collateralized debt obligations	0	0	11,728	11,728
Corporate debt securities	0	37,551	0	37,551
Hedge fund investment	0	1,426	0	1,426
Other equity securities	2,646	3,770	0	6,416
Total securities available-for-sale	2,646	1,252,386	11,728	1,266,760
Mortgage servicing rights (2)	0	0	1,238	1,238
Total assets	$4,409	$1,264,859	$12,966	$1,282,234
Liabilities:
Derivative liabilities (2)	$0	$1,208	$0	$1,208
Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (3)	$0	$0	$120,549	$120,549
Other real estate owned (4)	0	0	57,137	57,137
Total assets	$0	$0	$177,686	$177,686

(1)	Excludes a miscellaneous equity security carried at cost with an aggregate carrying value totaling $2.7 million.
(2)	Mortgage servicing rights are included in other assets, and derivative liabilities are included in other liabilities in the Consolidated Statements of Financial Condition.
(3)	Represents the carrying value of loans for which adjustments are based on the appraised or market-quoted value of the collateral.
(4)	Represents the estimated fair value, net of selling costs, based on appraised value.

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

Securities Available-for-Sale – Securities available-for-sale are primarily fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted prices in active markets obtained from external pricing services or dealer market participants. The Company has evaluated the methodologies used by its external pricing services to develop the fair values to determine whether such valuations are representative of an exit price in the Company’s principal markets. Examples of such securities measured at fair value are U.S. Treasury and Agency securities, municipal bonds, collateralized mortgage obligations, and other mortgage-backed securities. These securities are generally classified in level 2 of the fair value hierarchy. In certain cases where there is limited market activity or less transparent inputs to the valuation, securities are classified in level 3. For instance, in the valuation of certain collateralized mortgage and debt obligations and high-yield debt securities, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates.

Collateralized Residential Mortgage Obligations (“CMOs”) – The Company’s CMOs and other mortgage-backed securities (“MBS”) carry investment grade ratings and are classified in level 2 of the fair value hierarchy.  Their fair value is based on quoted market prices obtained from external pricing services or dealer market participants where trading in an active market exists. Substantially all of these securities are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises.

	Collateralized Mortgage Obligations	Other Mortgage- Backed Securities
Weighted-average coupon rate	5.4%	5.3%
Weighted-average maturity (in years)	1.8	3.2
Information on underlying residential mortgages:
Origination dates	2000 to 2009	2000 to 2009
Weighted-average coupon rate	5.9%	5.9%
Weighted-average maturity (in years)	21.2	18.9

Collateralized Debt Obligations (“CDOs”) – Due to the illiquidity in the secondary market for the Company’s trust-preferred CDOs, the Company estimates the value of these securities using discounted cash flow analyses with the assistance of a structured credit valuation firm, and classifies these investments in level 3 of the fair value hierarchy. The valuation for each of the CDOs relies on independently verifiable historical financial data. The valuation firm performs a credit analysis of each of the entities comprising the collateral underlying each CDO in order to estimate the entities’ likelihood of default on their trust-preferred obligations. Cash flows are modeled according to the contractual terms of the CDO, discounted to their present values, and are used to derive the estimated fair value of the individual CDO, as well as any credit loss or impairment. The discount rate used in the discounted cash flow analyses ranges from the LIBOR plus 1,200 to 1,300 basis points, depending upon the specific CDO and reflects the higher risk inherent in these securities given the current market environment. Currently, all of these CDOs are deferring interest payments. The Company has ceased accruing interest on these securities. The component of loss for any CDO that is deemed to be an other-than-temporary impairment, if any, is determined by comparing the current amortized cost to the discounted cash flows for each CDO using each CDO’s original contractual yield. The contractual yields for these CDOs range from LIBOR plus 125 to 160 basis points.

The Company’s hedge fund investment is classified in level 2 of the fair value hierarchy.  The fair value is derived from monthly and annual financial statements provided by hedge fund management.  The majority of the hedge fund’s investment portfolio is held in securities that are freely tradable and are listed on national securities exchanges.

Carrying Value of Level 3 Securities Available-for-Sale
(Dollar amounts in thousands)

	Quarters Ended June 30,				Six Months Ended June 30,
	2010	2009			2010	2009
	Collateralized Debt Obligations	Other Mortgage- Backed Securities	Collateralized Debt Obligations	Total	Collateralized Debt Obligations	Other Mortgage- Backed Securities	Collateralized Debt Obligations	Total
Balance at beginning of period	$12,178	$16,287	$34,527	$50,814	$11,728	$16,632	$42,086	$58,718
Total income (losses):
Included in earnings (1)	(1,049)	0	(4,133)	(4,133)	(3,812)	0	(7,071)	(7,071)
Included in other comprehensive income (loss)	2,535	58	(10,079)	(10,021)	5,748	316	(14,677)	(14,361)
Purchases	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0
Settlements	0	0	0	0	0	0	0	0
Principal paydowns and accretion	0	(123)	0	(123)	0	(726)	(23)	(749)
Balance at end of period	$13,664	$16,222	$20,315	$36,537	$13,664	$16,222	$20,315	$36,537
Change in unrealized losses recognized in earnings relating to securities still held at end of period	$(1,049)	$0	$(4,133)	$(4,133)	$(3,812)	$0	$(7,071)	$(7,071)

(1)	Included in securities gains, net in the Consolidated Statements of Income and relate to securities still held at the end of the period.

In the table above, the net losses recognized in earnings represent non-cash credit impairment charges recognized on certain CDOs that were deemed to be other-than-temporarily impaired.

Mortgage Servicing Rights – The Company retains servicing responsibilities for certain securitized loans and records the related mortgage servicing rights at fair value in other assets in the Consolidated Statements of Financial Condition. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the present value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights at June 30, 2010 included a weighted-average prepayment speed of 16.1%, a weighted-average maturity of 205.8 months, and a weighted-average discount rate of 11.4%. While market-based data is used to determine the assumptions, the Company incorporates its own estimates of the assumptions market participants would use in determining the fair value of mortgage servicing rights, which results in a level 3 classification in the fair value hierarchy.

Carrying Value of Mortgage Servicing Rights
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$1,197	$1,284	$1,238	$1,461
Total (losses) gains included in earnings (1):
Due to changes in valuation inputs and assumptions (2)	(2)	(179)	23	(276)
Other changes in fair value (3)	(62)	(100)	(128)	(180)
Balance at end of period	$1,133	$1,005	$1,133	$1,005
Contractual servicing fees earned during the period (1)	$74	$78	$158	$163

	June 30, 2010	December 31, 2009
Total amount of loans being serviced for the benefit of others at end of period (4)	$138,709	$123,842

(1)	Included in other service charges, commissions, and fees in the Consolidated Statements of Income and relate to assets still held at the end of the period.
(2)	Principally reflects changes in prepayment speed assumptions.
(3)	Primarily represents changes in expected cash flows over time due to payoffs and paydowns.
(4)	These loans are serviced for and owned by third parties and are not included in the Consolidated Statements of Financial Condition.

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

Collateral-Dependent Impaired Loans - The carrying value of impaired loans is disclosed in Note 5, “Reserve for Credit Losses and Impaired Loans.” The Company does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded in the form of specific reserves or charge-offs on these loans to reflect (1) partial write-downs that are based on the current appraised value of the underlying collateral or (2) the full charge-off of the loan’s carrying value. The fair value adjustments are primarily determined by current appraised values. For collateral-dependent impaired loans, new appraisals are required every six months for residential land and construction and commercial land and construction loans, and annually for all other commercial real estate loans.  In limited circumstances, such as cases of outdated appraisals, the appraised values may be reduced by a certain percentage depending on the specific facts and circumstances or an internal valuation may be used when the underlying collateral is located in areas where comparable sales data is limited, outdated, or unavailable.  Accordingly, collateral-dependent impaired loans are classified in level 3 of the fair value hierarchy.

Other Real Estate Owned – OREO includes properties acquired in partial or total satisfaction of certain loans. Upon initial transfer into OREO, a current appraisal is required (less than six months old for residential and commercial land and less than one year old for all other commercial property). Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the current appraised value of the properties less estimated selling costs. Fair value assumes an orderly disposition except where a specific disposition strategy is expected, which would require the use of other appraised values such as forced liquidation or as-completed/stabilized values. In certain circumstances, the current appraised value may not represent an accurate measure of the property’s current fair value due to imprecision, subjectivity, outdated market information, or other factors.  In these cases, the fair value is determined based on the lower of the (1) current appraised value, (2) internal valuations based on market information, (3) current listing price, or (4) signed sales contract. Any appraisal that is greater than twelve months old is adjusted to account for declines in the real estate market. Given these valuation methods, OREO is classified in level 3. Any write-downs in the carrying value of a property at the time of initial transfer into OREO are charged against the reserve for loan losses. Subsequent to the initial transfer, quarterly impairment analyses of OREO are performed and new appraisals are obtained annually unless circumstances warrant an earlier appraisal. Quarterly impairment analyses take into consideration current real estate market trends and adjustments to listing prices. Any write-downs of the properties subsequent to initial transfer, as well as gains or losses on disposition and income or expense from the operations of OREO, are recognized in operating results in the period in which they occur.

Fair Value Measurements Recorded for
Assets Measured at Fair Value on a Non-Recurring Basis
(Dollar amounts in thousands)

	Quarter Ended June 30, 2010		Six Months Ended June 30, 2010
	Collateral- Dependent Impaired Loans	Other Real Estate Owned (1)	Collateral- Dependent Impaired Loans	Other Real Estate Owned (1)
Write-downs charged to reserve for loan losses	$18,000	$0	$31,875	$0
Write-downs charged to earnings	0	3,272	0	5,610

(1)	Represents only the OREO properties that had fair value adjustments during the period.

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

Covered Loans (included in total loans) – The fair value of the covered loan portfolio and related FDIC indemnification asset was determined by discounting the expected cash flows at a market interest rate based on certain input assumptions. The market interest rate (discount rate) was derived from LIBOR swap rates over the expected weighted average life of the asset. The expected cash flows were determined based on contractual terms and default timing assumptions. The fair value of the FDIC indemnification asset is calculated by discounting the cash flows expected to be received from the FDIC. These cash flows are estimated by multiplying expected losses by the reimbursement rate set forth in the Agreements.

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

Commitments - Given the limited interest rate exposure posed by the commitments outstanding at year-end due to their variable nature, combined with the general short-term nature of the commitment periods entered into, termination clauses provided in the agreements, and the market rate of fees charged, the Company has estimated the fair value of commitments outstanding to be immaterial.

Financial Instruments
(Dollar amounts in thousands)

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$136,982	$136,982	$101,177	$101,177
Federal funds sold and other short-term investments	236,098	236,098	26,202	26,202
Trading account securities	13,067	13,067	14,236	14,236
Securities available-for-sale	1,090,109	1,090,109	1,266,760	1,266,760
Securities held-to-maturity	87,843	87,843	84,182	84,496
Loans, net of reserve for loan losses	5,304,235	5,311,541	5,272,702	5,255,862
Accrued interest receivable	30,103	30,103	32,600	32,600
Investment in bank owned life insurance	198,399	198,399	197,962	197,962
Financial Liabilities:
Deposits	$6,123,565	$6,120,323	$5,885,279	$5,884,345
Borrowed funds	328,470	347,749	691,176	697,088
Subordinated debt	137,739	115,088	137,735	116,845
Accrued interest payable	4,197	4,197	5,108	5,108
Derivative liabilities	2,121	2,121	1,208	1,208
Standby letters of credit	725	725	755	755

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

	June 30, 2010			December 31, 2009
	Number of Items	Carrying Amount of Assets	Maximum Exposure to Loss	Number of Items	Carrying Amount of Assets	Maximum Exposure to Loss
First Midwest Capital Trust (“FMCT”)	1	$87,777	$87,777	1	$87,776	$87,776
Interest in preferred capital securities issuances	1	$42	$87	3	$95	$198
Investment in low-income housing tax credit partnerships	12	$5,167	$4,843	12	$5,167	$4,772

The Company owns 100% of the common stock of a business trust that was formed in November 2003 to issue trust preferred securities to third party investors (the “trust”). The trust’s only assets as of June 30, 2010 were the $87.3 million principal balance of the debentures issued by the Company and the related interest receivable of $506,000 that were acquired by the trust using proceeds from the issuance of preferred securities and common stock. The trust meets the definition of a VIE, but the Company is not the primary beneficiary of the trust. Accordingly, the trust is not consolidated in the Company’s financial statements. The subordinated debentures issued by the Company to the trust are included in the Company’s Consolidated Statements of Financial Condition as “Subordinated debt.”

The Company holds interests in trust preferred capital securities issuances. Although these investments may meet the definition of a VIE, the Company is not the primary beneficiary. The Company accounts for its interest in these investments as available-for-sale securities.

The Company has a limited partner interest in 12 low-income housing tax credit partnerships and limited liability corporations, which were acquired at various times from 1997 to 2004. These entities meet the definition of a VIE. Since the Company is not the primary beneficiary of the entities, it will continue to account for its interest in these partnerships using the cost method. The carrying amount of the Company’s investment in these partnerships is included in other assets in the Consolidated Statements of Financial Condition.

16.  SUBSEQUENT EVENTS

We have evaluated subsequent events through the date our financial statements were issued. We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of our results of operations and financial condition for the quarters and six month periods ended June 30, 2010 and 2009. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term “Bank,” we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2009 Annual Report on Form 10-K (“2009 10-K”). Results of operations for the quarter and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010. Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

REGULATORY DEVEOPMENTS

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act will result in sweeping changes in the regulation of financial institutions aimed at strengthening the operation of the financial services sector. The Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to, or more likely to initially affect, larger institutions. However, it contains numerous other provisions that will affect all banks and bank holding companies that will fundamentally change the system of oversight described in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the caption “Supervision and Regulation.” The Dodd-Frank Act includes provisions that, among other things:

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor of the size of the DIF, which generally will require an increase in the level of assessments for financial institutions with assets in excess of $10 billion.

•
Make permanent the $250 thousand limit for federal deposit insurance, and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactional and other accounts.
•	Centralize responsibility for consumer financial protection by creating a new agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws.
•
Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other requirements as applied to the Company, going forward will preclude the Company from including in Tier 1 Capital trust preferred securities or cumulative preferred stock, if any, issued on or after May 19, 2010.

•
Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The specific impact of the Dodd-Frank Act on our current activities or new financial activities will be considered in the future, and our financial performance and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers, or the financial industry more generally.

PERFORMANCE OVERVIEW

General Overview

Our banking network is located primarily in suburban metropolitan Chicago with additional locations in central and western Illinois and provides a full range of business and retail banking and trust and advisory services through 95 banking branches, one operational facility, and one dedicated lending office. Our primary sources of revenue are net interest income and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, consumer confidence, and competitive conditions within the marketplace.

Second Quarter 2010 vs. 2009

Table 1
Selected Financial Data (1)
(Dollar amounts in thousands, except per share data)

	Quarters Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Operating Results
Interest income	$82,274	$85,139	(3.4)	$164,053	$176,619	(7.1)
Interest expense	12,655	24,748	(48.9)	26,496	52,009	(49.1)
Net interest income	69,619	60,391	15.3	137,557	124,610	10.4
Fee-based revenues	21,879	21,227	3.1	41,918	41,361	1.3
Other noninterest income	7	3,532	(99.8)	1,232	3,947	(68.8)
Noninterest expense, excluding losses realized on other real estate owned (“OREO”) and Federal Deposit Insurance Corporation (“FDIC”) special assessment (2)	(58,531)	(53,346)	9.7	(116,125)	(101,425)	14.5
Pre-tax, pre-provision core operating earnings (3)	32,974	31,804	3.7	64,582	68,493	(5.7)
Provision for loan losses	(21,526)	(36,262)	(40.6)	(39,876)	(84,672)	(52.9)
Securities gains, net	2,255	10,768	(79.1)	8,075	21,928	(63.2)
Securities impairment losses	(1,134)	(4,133)	(72.6)	(3,897)	(7,071)	(44.9)
Gains on FDIC-assisted transaction	4,303	0	0.0	4,303	0	0.0
Write-downs of OREO (2)	(3,272)	(2,031)	61.1	(5,610)	(2,318)	142.0
Losses on sales of OREO, net (2)	(5,652)	(356)	1,487.6	(11,193)	(384)	2,814.8
FDIC special deposit insurance assessment (2)	0	(3,500)	(100.0)	0	(3,500)	(100.0)
Income (loss) before income tax (expense) benefit	7,948	(3,710)	(314.2)	16,384	(7,524)	317.8
Income tax (expense) benefit	(139)	6,373	(102.2)	(494)	15,914	(103.1)
Net income	7,809	2,663	193.2	15,890	8,390	89.4
Preferred dividends	(2,573)	(2,566)	0.3	(5,145)	(5,129)	0.3
Net income applicable to non-vested restricted shares	(65)	(34)	91.2	(146)	(43)	239.5
Net income applicable to common shares	$5,171	$63	8,107.9	$10,599	$3,218	229.4
Weighted average diluted shares outstanding	73,028	48,501		71,756	48,497
Diluted earnings per common share	$0.07	$0.00	N/M	$0.15	$0.07	114.3
Performance Ratios (1)
Return on average common equity	2.16%	0.04%		2.27%	0.90%
Return on average assets	0.40%	0.13%		0.41%	0.20%
Net interest margin – tax equivalent	4.21%	3.53%		4.25%	3.60%
Efficiency ratio	57.92%	61.45%		58.16%	56.90%

(1)	All ratios are presented on an annualized basis.
(2)	For further discussion of losses realized on OREO and the FDIC special assessment, see the section titled “Noninterest Expense.”
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

N/M – Not meaningful.

	June 30, 2010	December 31, 2009	June 30, 2009	June 30, 2010 Change From
				December 31, 2009	June 30, 2009
Balance Sheet Highlights
Total assets	$7,805,089	$7,710,672	$7,767,312	$94,417	$37,777
Total loans, excluding covered loans (1)	5,208,347	5,203,246	5,340,771	5,101	(132,424)
Total deposits	6,123,565	5,885,279	5,766,656	238,286	356,909
Transactional deposits	4,218,383	3,885,885	3,778,879	332,498	439,504
Loans to deposits ratio	85.1%	88.4%	92.6%
Transactional deposits to total deposits	68.9%	66.0%	65.5%

	June 30, 2010	December 31, 2009	June 30, 2009	June 30, 2010 Change From
				December 31, 2009	June 30, 2009
Asset Quality Highlights (1)
Non-accrual loans	$193,689	$244,215	$237,253	$(50,526)	$(43,564)
90 days or more past due loans (still accruing interest)	6,280	4,079	26,071	2,201	(19,791)
Total non-performing loans	199,969	248,294	263,324	(48,325)	(63,355)
Restructured loans (still accruing interest)	9,030	30,553	18,877	(21,523)	(9,847)
Other real estate owned (“OREO”)	57,023	57,137	50,640	(114)	6,383
Total non-performing assets	$266,022	$335,984	$332,841	$(69,962)	$(66,819)
30-89 days past due loans (still accruing interest)	$32,012	$37,912	$38,128	$(5,900)	$(6,116)
Reserve for credit losses	$145,477	$144,808	$127,528	$669	$17,949
Reserve for credit losses as a percent of loans	2.79%	2.78%	2.39%

(1)	Excludes covered assets. For a discussion of covered assets, refer to Note 6 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Net income was $7.8 million, before adjustment for preferred dividends and non-vested restricted shares, with $5.2 million, or $0.07 per share, applicable to common shareholders after such adjustments. This compares to net income applicable to common shareholders of $63,000, or $0.00 per share, for second quarter 2009.

Pre-tax, pre-provision core operating earnings was $33.0 million for second quarter 2010 compared to $31.8 million for second quarter 2009. The 3.7% increase was the result of higher net interest income derived from higher yields on interest-earning assets and significantly lower funding costs. These increases more than offset higher expenses incurred to remediate troubled assets.

Pre-tax, pre-provision core operating earnings for the first six months of 2010 was $64.6 million compared to $68.5 million for the first six months of 2009. The decrease from 2009 of $3.9 million was due primarily to increased expenses incurred to remediate problem assets, including expenses related to foreclosure, and maintenance costs for OREO.

Performance for the quarter reflected continued success in growing our core business and ongoing efforts to improve overall credit performance. Quarterly results also showed balance sheet growth as total loans and total deposits increased compared to December 31, 2009. Further, non-performing assets also decreased significantly, or 20.8%, from December 31, 2009 and 20.1% from June 30, 2009. The Company maintained the reserve for credit losses consistent with the December 31, 2009 level and increased it by $17.9 million over the June 30, 2009 balance.

On April 23, 2010, the Company acquired substantially all the assets of the former Peotone Bank and Trust Company (“Peotone”) in an FDIC-assisted transaction. Quarterly results reflect the pre-tax bargain purchase gain of $4.3 million generated by this transaction.

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

Table 2
Effect of Tax-Equivalent Adjustment
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Net interest income (GAAP)	$69,619	$60,391	15.3	$137,557	$124,610	10.4
Tax-equivalent adjustment	4,265	5,091	(16.2)	8,517	10,519	(19.0)
Tax-equivalent net interest income	$73,884	65,482	12.8	$146,074	$135,129	8.1

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

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,						Attribution of Change in Net Interest Income (1)
	2010			2009
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$300,346	$176	0.24	$118,755	$66	0.22	$106	$4	$110
Trading account securities	14,134	27	0.76	10,961	35	1.28	21	(29)	(8)
Securities available-for-sale (2)	1,121,229	16,006	5.71	1,800,843	23,942	5.32	(9,864)	1,928	(7,936)
Securities held-to-maturity	92,226	1,586	6.88	86,583	1,481	6.84	97	8	105
Federal Home Loan Bank and Federal Reserve Bank stock	59,758	335	2.24	54,768	289	2.11	27	19	46
Loans (2):
Commercial and industrial	1,467,534	18,350	5.02	1,479,209	17,391	4.72	(136)	1,095	959
Agricultural	126,719	1,365	4.32	135,439	1,367	4.05	(88)	86	(2)
Commercial real estate	2,959,201	38,235	5.18	3,034,937	36,696	4.85	(880)	2,419	1,539
Consumer	509,803	5,874	4.62	539,225	6,333	4.71	(341)	(118)	(459)
Real estate - 1-4 family	141,309	1,987	5.64	177,583	2,630	5.94	(515)	(128)	(643)
Total loans, excluding covered loans	5,204,566	65,811	5.07	5,366,393	64,417	4.81	(1,960)	3,354	1,394
Covered assets (3)	233,907	2,598	4.45	0	0	0	2,598	0	2,598
Total loans	5,438,473	68,409	5.05	5,366,393	64,417	4.81	638	3,354	3,992
Total interest-earning assets (2)	7,026,166	86,539	4.94	7,438,303	90,230	4.86	(8,975)	5,284	(3,691)
Cash and due from banks	170,524			120,962
Reserve for loan losses	(153,537)			(121,040)
Other assets	862,211			757,465
Total assets	$7,905,364			$8,195,690
Liabilities and Stockholders’ Equity:
Savings deposits	$803,353	629	0.31	$762,375	814	0.43	47	(232)	(185)
NOW accounts	1,157,246	548	0.19	1,026,432	853	0.33	129	(434)	(305)
Money market deposits	1,155,889	1,712	0.59	903,728	2,627	1.17	1,208	(2,123)	(915)
Time deposits	1,916,116	6,737	1.41	1,989,348	12,858	2.59	(457)	(5,664)	(6,121)
Borrowed funds	342,808	749	0.88	1,261,949	3,893	1.24	(2,245)	(899)	(3,144)
Subordinated debt	137,738	2,280	6.64	232,358	3,703	6.39	(1,572)	149	(1,423)
Total interest-bearing liabilities	5,513,150	12,655	0.92	6,176,190	24,748	1.61	(2,890)	(9,203)	(12,093)
Demand deposits	1,181,097			1,044,033
Other liabilities	58,723			68,046
Stockholders’ equity - common	959,394			714,421
Stockholders’ equity - preferred	193,000			193,000
Total liabilities and stockholders’ equity	$7,905,364			$8,195,690
Net interest income/margin (2)		$73,884	4.21		$65,482	3.53	$(6,085)	$14,487	$8,402

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)
Covered interest-earning assets consist of loans acquired through FDIC-assisted transactions and the related FDIC indemnification asset. For additional discussion, please refer to the section titled “Covered Assets.”

Table 4
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Six Months Ended June 30,						Attribution of Change in Net Interest Income (1)
	2010			2009
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$171,386	$203	0.24	$61,936	$69	0.22	$130	$4	$134
Trading account securities	14,208	57	0.80	11,694	75	1.28	24	(42)	(18)
Securities available-for-sale (2)	1,166,831	32,425	5.56	1,954,307	53,318	5.46	(21,902)	1,009	(20,893)
Securities held-to-maturity	89,077	3,046	6.84	84,786	2,894	6.83	147	5	152
Federal Home Loan Bank and Federal Reserve Bank stock	59,130	663	2.24	54,768	597	2.18	49	17	66
Loans (2):
Commercial and industrial	1,450,988	36,249	5.04	1,483,833	34,505	4.69	(740)	2,484	1,744
Agricultural	124,909	2,634	4.25	137,681	2,660	3.90	(247)	221	(26)
Commercial real estate	2,970,083	75,909	5.15	3,022,621	74,624	4.98	(1,252)	2,537	1,285
Consumer	514,389	11,877	4.66	543,526	12,888	4.78	(679)	(332)	(1,011)
Real estate - 1-4 family	140,683	3,947	5.66	184,954	5,508	6.01	(1,257)	(304)	(1,561)
Total loans, excluding covered loans	5,201,052	130,616	5.06	5,372,615	130,185	4.89	(4,175)	4,606	431
Covered assets (3)	221,355	5,560	5.07	0	0	0	5,560	0	5,560
Total loans	5,422,407	136,176	5.06	5,372,615	130,185	4.89	1,385	4,606	5,991
Total interest-earning assets (2)	6,923,039	172,570	5.02	7,540,106	187,138	4.99	(20,167)	5,599	(14,568)
Cash and due from banks	141,640			117,338
Reserve for loan losses	(153,015)			(110,954)
Other assets	874,571			765,151
Total assets	$7,786,235			$8,311,641
Liabilities and Stockholders’ Equity:
Savings deposits	$781,690	1,243	0.32	$755,402	1,661	0.44	60	(478)	(418)
NOW accounts	1,040,362	1,057	0.20	960,426	1,822	0.38	168	(933)	(765)
Money market deposits	1, 133,329	3,500	0.62	836,340	4,731	1.14	4,419	(5,650)	(1,231)
Time deposits	1,936,319	14,371	1.50	2,029,287	27,865	2.77	(1,224)	(12,270)	(13,494)
Borrowed funds	409,694	1,759	0.87	1,477,243	8,525	1.16	(4,996)	(1,770)	(6,766)
Subordinated debt	137,737	4,566	6.68	232,374	7,405	6.43	(3,150)	311	(2,839)
Total interest-bearing liabilities	5,439,131	26,496	0.98	6,291,072	52,009	1.67	(4,723)	(20,790)	(25,513)
Demand deposits	1,152,865			1,036,368
Other liabilities	58,019			73,604
Stockholders’ equity - common	943,220			717,597
Stockholders’ equity - preferred	193,000			193,000
Total liabilities and stockholders’ equity	$7,786,235			$8,311,641
Net interest income/margin (2)		$146,074	4.25		$135,129	3.60	$(15,444)	$26,389	$10,945

(1)
For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(3)
Covered interest-earning assets consist of loans acquired through FDIC-assisted transactions and the related FDIC indemnification asset. For additional discussion, please refer to the section titled “Covered Assets.”

Tax-equivalent net interest margin improved 68 basis points to 4.21% for second quarter 2010 from 3.53% for second quarter 2009. The increase was driven by interest rate floors instituted on new and renewed floating rate loans and sales of lower yielding securities which resulted in an 8 basis point increase in the earning asset yield. Over the same period, maturities and proceeds from sales of securities and customers’ desires to hold more liquid funds reduced the need for higher cost wholesale funds. Lower wholesale funds, coupled with reduced rates paid for time deposits, resulted in a 69 basis point decline in the cost of funds. The reduction in rates paid on deposits also reflected the decline in the yield curve over the period.

For the six-month period ended June 30, 2010, tax-equivalent net interest margin was 4.25%, up 65 basis points from 3.60% for the same period in 2009. The yield on average earning assets increased 3 basis points, while the cost of funds declined 69 basis points. These changes for the six-month period primarily reflect the factors and strategies cited above.

Second quarter 2010 tax-equivalent interest income declined $3.7 million due to a $412.1 million decline in earning assets reflecting sales of securities partially offset by the net increase in tax-equivalent yield and additional assets acquired through two FDIC-assisted transactions. Interest expense declined $12.1 million, reflecting both a decline in total interest-bearing liabilities and the rate paid for these liabilities. The net result of these changes was an increase in tax-equivalent net interest income for the second quarter of $8.4 million compared to second quarter 2009.

Similar to the quarter results, tax-equivalent interest income declined $14.6 million for the six-month period ended June 30, 2010 compared to the same period for 2009, while interest expense decreased $25.5 million. The net result was an increase in tax-equivalent net interest income for the six-month period of $10.9 million.

We continue to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Noninterest Income

Table 5
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30, 30,
	2010	2009	% Change	2010	2009	% Change
Service charges on deposit accounts	$9,052	$9,687	(6.6)	$17,433	$18,731	(6.9)
Trust and investment advisory fees	3,702	3,471	6.7	7,295	6,800	7.3
Other service charges, commissions, and fees	4,628	4,021	15.1	8,800	8,027	9.6
Card-based fees	4,497	4,048	11.1	8,390	7,803	7.5
Total fee-based revenues	21,879	21,227	3.1	41,918	41,361	1.3
Bank owned life insurance (“BOLI”) income	349	1,159	(69.9)	597	1,700	(64.9)
Other income	680	1,013	(32.9)	1,196	1,509	(20.7)
Total operating revenues	22,908	23,399	(2.1)	43,711	44,570	(1.9)
Trading (losses) gains, net	(1,022)	1,360	(175.1)	(561)	738	(176.0)
Gains on securities sales, net	2,255	10,768	(79.1)	8,075	21,928	(63.2)
Securities impairment losses	(1,134)	(4,133)	(72.6)	(3,897)	(7,071)	(44.9)
Gain on FDIC-assisted transaction	4,303	0	N/M	4,303	0	N/M
Total noninterest income	$27,310	$31,394	(13.0)	$51,631	$60,165	(14.2)

N/M – Not meaningful.

Total noninterest income decreased 13.0% for second quarter 2010 and 14.2% for the first six months of 2010 compared to the same periods in 2009. The decreases from 2009 resulted primarily from differences in net securities gains and the fair value adjustment related to the Company’s non-qualified deferred compensation plan, which is reflected in trading (losses) gains, net. These decreases were partially offset by the bargain-purchase gain stemming from the acquisition of Peotone Bank and Trust Company.

Fee-based revenues of $21.9 million for second quarter 2010 increased 3.1% compared to second quarter 2009. Although service charge fees declined by 6.6%, other service charges, commissions, and fees (primarily merchant fee income), card-based fees, and trust and advisory fees increased by 15.1%, 11.1% and 6.7%, respectively. Fee-based revenues for the first six months of 2010 increased 1.3% from the first six months of 2009, which again reflected a decline in service charge fees and growth in the other fee-based revenue categories.

Higher merchant fees drove the increase in other service charges, commission, and fees from 2009 to 2010. Merchant fees improved $416,000 for second quarter 2010 compared to second quarter 2009 and $561,000 for the year-to-date periods. The growth in both merchant fees and card-based fees from 2009 to 2010 resulted from higher transaction volumes as consumer spending increased.

Trust and advisory fees improved from 2009 to 2010 primarily due to an almost 10% increase in trust assets under management from June 30, 2009 to June 30, 2010.

BOLI income represents benefit payments received and the change in cash surrender value (“CSV”) of the policies, net of premiums paid. The change in CSV is attributable to earnings or losses credited to the policies based on investments made by the insurer. BOLI income declined by $810,000 from second quarter 2009 to second quarter 2010 and by $1.1 million when comparing the first six months of 2010 to the same period in 2009. Both declines were due to decreases in the earnings on the underlying investments. See the section titled “Investment in Bank Owned Life Insurance” for a discussion of our investment in BOLI.

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

For both the quarter and six-months ended June 30, 2010, total noninterest income was strengthened by the $4.3 million pre-tax bargain purchase gain on the FDIC-assisted acquisition of the former Peotone Bank and Trust Company.

Noninterest Expense

Table 6
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Compensation expense:
Salaries and wages	$21,146	$21,576	(2.0)	$43,282	$38,666	11.9
Retirement and other employee benefits	5,394	6,653	(18.9)	10,142	12,874	(21.2)
Total compensation expense	26,540	28,229	(6.0)	53,424	51,540	3.7
Other real estate owned (“OREO”) expense, net:
Write-downs of OREO properties	3,272	2,031	61.1	5,610	2,318	142.0
Losses on the sales of OREO, net	5,652	356	1,487.6	11,193	384	2,814.8
OREO operating expense, net	2,926	914	220.1	5,834	1,603	263.9
Total OREO expense	11,850	3,301	259.0	22,637	4,305	425.8
Federal Deposit Insurance Corporation (“FDIC”) expense:
FDIC special assessment	0	3,500	(100.0)	0	3,500	(100.0)
FDIC insurance premiums	2,546	2,534	0.5	5,078	4,895	3.7
Total FDIC insurance	2,546	6,034	(57.8)	5,078	8,395	(39.5)
Loan remediation costs	2,649	1,620	63.5	5,873	2,735	114.7
Other professional services	3,003	2,105	42.7	6,319	3,924	61.0
Total professional services	5,652	3,725	51.7	12,192	6,659	83.1
Net occupancy expense	5,657	5,194	8.9	11,697	11,700	(0.0)
Equipment expense	2,151	2,195	(2.0)	4,279	4,526	(5.5)
Technology and related costs	2,785	2,142	30.0	5,268	4,382	20.2
Advertising and promotions	2,473	1,720	43.8	3,532	2,802	26.1
Merchant card expense	1,996	1,634	22.2	3,646	3,172	14.9
Other expenses	5,805	5,059	14.7	11,175	10,146	10.1
Total noninterest expense	$67,455	$59,233	13.9	$132,928	$107,627	23.5
Full-time equivalent (“FTE”) employees	1,762	1,766	(0.2)	1,746	1,767	(1.2)
Efficiency ratio	57.92%	61.45%		58.16%	56.90%

N/M – Not meaningful.

Noninterest expense increased $8.2 million for second quarter 2010 compared to second quarter 2009 and $25.3 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Salaries and wages decreased in the second quarter 2010 compared to the second quarter 2009 due to a $2.4 million decrease in the obligation to participants under deferred compensation plans which more than offset standard merit increases and higher share-based and other incentive compensation. For the first six months of 2010, salaries and wages increased from the same period in 2009 primarily from standard merit increases and higher share-base incentive compensation, which reflected improved Company performance compared to prior year.

The declines in retirement and other employee benefits for second quarter 2010 and the first six months of 2010 compared to the same periods in 2009 resulted from reductions in the accruals for pension and profit sharing plans. These accruals were lower since certain assumptions used in the pension valuation were revised as of December 31, 2009 to better reflect current expectations and historical trends.

OREO operating expense, net, consists of real estate taxes, commissions on sales, insurance, and maintenance, net of any rental income. The balance of OREO, excluding covered OREO, increased from $50.6 million at June 30, 2009 to $57.0 million at June 30, 2010. This increase, as well as costs associated with sales of OREO properties, accounted for the increase in OREO operating expenses, net. Losses on sales and write-downs of OREO properties also increased substantially when comparing the quarter and six months ended June 30, 2010 to the same periods in 2009, which reflects continued weakness in the real estate market. For a discussion of sales of OREO properties, please refer to the section titled “Non-performing Assets.”

In May 2009, the FDIC levied a special assessment upon all insured depository institutions, in an effort to rebuild the Deposit Insurance Fund (“DIF”). Deposit insurance expense during the quarter and six-month periods ended June 30, 2009 included a $3.5 million accrual related to this special assessment.

Loan remediation costs continued to increase in the quarter and six-month period ended June 30, 2010 compared to the same periods in 2009, reflecting the increased costs to convert problem loans to OREO as well as to determine current valuations on existing OREO and impaired loans.

The increase in other professional services resulted from additional legal fees and other professional services incurred as a result of the FDIC-assisted transaction.

The majority of the increase in technology and related costs of 30.0% from second quarter 2009 to second quarter 2010 and 20.2% for the year-to-date periods was driven by FDIC-assisted acquisition related conversion costs.

Increases in advertising and promotions expense resulted from added costs to comply and implement a new consumer overdraft program in compliance with new federal regulations. In addition, the timing of certain marketing expenses was accelerated in response to FDIC-assisted transaction activity in the Chicago banking market.

Merchant card expense increased from 2009 to 2010 in concert with the increased merchant fee income previously described.

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees, BOLI, and other income. Operating efficiency for second quarter 2010 was 57.92% compared to 61.45% for second quarter 2009. The decrease was driven by an increase in tax-equivalent net interest income. For the six month periods, the efficiency ratio increased from 56.90% to 58.16%. The increased ratio resulted from the increase in non-interest expense partially offset by an increase in tax-equivalent net interest income during those periods.

Income Taxes

Our accounting policies underlying the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 16 to the Consolidated Financial Statements of our 2009 10-K.

Federal income tax expense, and the related effective income tax rate, is primarily influenced by the amount of tax-exempt income derived from investment securities and BOLI in relation to pre-tax income. State income tax expense, and the related effective tax rate, is influenced by the amount of state tax-exempt income in relation to pre-tax income, and state tax rules related to consolidated/combined reporting and sourcing of income and expense.

Income tax expense was $139,000 for second quarter 2010 compared to an income tax benefit of $6.4 million for second quarter 2009. The increase in income tax expense was primarily attributable to an increase in pre-tax income and, to a lesser extent, to a decrease in tax-exempt income from investment securities and BOLI. The increase in income tax expense for the first six months of 2010 compared to the same period in 2009 was attributable to these same factors and the recording of state tax benefits totaling $4.1 million in the first quarter of 2009.

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

Table 7
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	As of June 30, 2010			As of December 31, 2009
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. agency securities	$9,930	$9,919	0.8	$756	$756	0.0
Collateralized mortgage obligations	269,713	264,240	22.2	307,921	299,920	21.8
Other mortgage-backed securities	127,693	119,933	10.1	249,282	239,567	17.5
State and municipal securities	632,602	622,268	52.3	651,680	649,269	47.3
Collateralized debt obligations	13,664	50,547	4.3	11,728	54,359	4.0
Corporate debt securities	30,754	29,897	2.5	37,551	36,571	2.7
Equity securities	5,753	5,069	0.4	7,842	7,667	0.6
Total available-for-sale	1,090,109	1,101,873	92.6	1,266,760	1,288,109	93.9
Held-to-Maturity
State and municipal securities	89,991	87,843	7.4	84,496	84,182	6.1
Total securities	$1,180,100	$1,189,716	100.0	$1,351,256	$1,372,291	100.0

	At June 30, 2010			At December 31, 2009
	Effective Duration (1)	Average Life (2)	Yield to Maturity (3)	Effective Duration (1)	Average Life (2)	Yield to Maturity
Available-for-Sale
U.S. agency securities	0.67%	0.65	0.58%	1.29%	1.40	0.78%
Collateralized mortgage obligations	0.51%	1.77	4.65%	1.96%	2.44	5.02%
Other mortgage-backed securities	1.80%	3.22	5.01%	2.64%	3.69	4.95%
State and municipal securities	5.36%	6.25	6.14%	5.43%	7.12	6.17%
Collateralized debt obligations	0.25%	8.88	0.00%	0.25%	8.27	0.00%
Other securities	6.77%	11.76	6.29%	5.80%	11.94	5.28%
Total available-for-sale	3.56%	5.06	5.33%	3.88%	5.57	5.38%
Held-to-Maturity
State and municipal securities	6.09%	8.40	6.83%	6.28%	8.51	6.88%
Total securities	3.75%	5.31	5.44%	4.03%	5.75	5.47%

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

(3)	Presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

As of June 30, 2010, our securities portfolio totaled $1.2 billion, decreasing 12.8% from December 31, 2009.

Approximately 95% of our $1.1 billion available-for-sale portfolio is comprised of municipals, collateralized mortgage obligations (“CMOs”), and agency pass-through securities. The remainder consists of trust-preferred collateralized debt obligation pools (“CDOs”) with a fair value of $13.7 million and an unrealized loss of $36.8 million, and miscellaneous other securities totaling $36.5 million.

Net securities gains were $1.1 million for second quarter 2010, which included other-than-temporary impairment charges of $1.1 million. For the first six months of 2010, net securities gains were $4.2 million and included other-than-temporary impairment charges of $3.9 million. Impairment charges for both periods primarily related to the Company’s CDOs.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities decreased $5.7 million since December 31, 2009. We do not believe the unrealized losses on the CDOs as of June 30, 2010 represent other-than-temporary impairment. We currently have no evidence that would suggest further reductions in net cash flows on these investments from what has already been recognized. In addition, we do not intend to sell the CDOs with unrealized losses, and it is not more likely than not that we will be required to sell them before recovery of their amortized cost bases, which may be maturity. Our estimation of cash flows for these investments and resulting fair values were based upon cash flow modeling, as described in Note 14 of “Notes to the Consolidated Financial Statements.”

Our available-for-sale state and municipal securities totaled $632.6 million at June 30, 2010, which represents a decrease of 2.9% and 16.5% from December 31, 2009 and June 30, 2009, respectively. The decline was driven by maturities, paydowns, and opportunities to realize gains from sales, given the interest rate environment over the past twelve months, and in concert with Management’s investment strategies. We have limited exposure to any one issuer as our state and municipal portfolio is comprised of 690 separate issuers with an average size of approximately $900,000. In addition, the majority of the securities in the state and municipal portfolio carries some form of credit enhancement, such as bond insurance, or is insured by monoline insurers that carry investment grade ratings.

As of June 30, 2010, net unrealized gains in the state and municipal securities portfolio totaled $10.3 million compared to a net unrealized gain of $2.4 million at December 31, 2009. The change in fair value of municipal securities reflects a decline in market interest rates and a tightening of spreads, which drove the increase in fair values.

The unrealized losses in our investment in corporate bonds and equity securities relate to temporary movements in the financial markets. Management does not believe any individual unrealized loss as of June 30, 2010 represents other-than-temporary impairment.

Securities that we have the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount.

COVERED ASSETS

On October 23, 2009, we acquired substantially all the assets of the $260 million former First DuPage Bank (“First DuPage”) in an FDIC-assisted transaction, which generated a bargain-purchase gain of $13.1 million in fourth quarter 2009. The FDIC-assisted acquisition of the majority of the assets of Peotone Bank and Trust Company, a community bank headquartered in Peotone, Illinois with approximately $130 million in assets (“Peotone”), was completed on April 23, 2010. A $4.3 million pre-tax bargain purchase gain was recognized in second quarter 2010. Loans comprise the majority of the assets acquired and are subject to a loss sharing agreement with the FDIC whereby we are indemnified against the majority of any losses incurred on these loans. In connection with the loss sharing arrangement, the Company recorded an FDIC indemnification asset. In addition to covered loans and the FDIC indemnification asset, covered assets also include covered other real estate owned.

Covered assets, excluding covered OREO, earned a yield of 5.07% for the six months ended June 30, 2010. A break down of the covered assets is as follows.

Table 8
Covered Assets
(Dollar amounts in thousands)

	June 30, 2010	December 31, 2009
Covered loans, excluding FDIC indemnification asset	$164,924	$146,319
FDIC indemnification asset	75,991	67,945
Total covered loans	240,915	214,264
Covered other real estate owned	10,657	8,981
Total covered assets	$251,572	$223,245

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Table 9
Loan Portfolio
(Dollar amounts in thousands)

	June 30, 2010	% of Total	December 31, 2009	% of Total	Annualized % Change
Commercial and industrial	$1,494,119	28.7	$1,438,063	27.6	7.8
Agricultural	199,597	3.8	209,945	4.0	(9.8)
Commercial real estate:
Office	415,846	8.0	394,228	7.6	11.0
Retail	310,819	6.0	331,803	6.4	(12.6)
Industrial	493,526	9.4	486,934	9.3	2.8
Total office, retail, and industrial	1,220,191	23.4	1,212,965	23.3	1.2
Residential construction	241,094	4.6	313,919	6.0	(46.4)
Commercial construction	107,572	2.1	134,680	2.6	(40.2)
Commercial land	94,469	1.8	96,838	1.9	(4.8)
Total construction	443,135	8.5	545,437	10.5	(37.6)
Multi-family	369,281	7.1	333,961	6.4	21.2
Investor-owned rental property	120,436	2.3	119,132	2.3	2.2
Other commercial real estate	711,287	13.7	679,851	13.1	9.2
Total commercial real estate	2,864,330	55.0	2,891,346	55.6	(1.8)
Total corporate loans	4,558,046	87.5	4,539,354	87.2	0.8
Direct installment	42,240	0.8	47,782	0.9	(23.2)
Home equity	458,066	8.8	470,523	9.1	(5.2)
Indirect installment	4,538	0.1	5,604	0.1	(38.0)
Real estate – 1-4 family	145,457	2.8	139,983	2.7	7.8
Total consumer loans	650,301	12.5	663,892	12.8	(4.0)
Total loans, excluding covered loans	5,208,347	100.0	5,203,246	100.0	0.2
Covered loans	240,915		214,264
Total loans	$5,449,262		$5,417,510

Outstanding loans, excluding covered loans, of $5.2 billion as of June 30, 2010 remained relatively unchanged from December 31, 2009. The 37.6% annualized decline in the construction loan portfolios from December 31, 2009 resulted from continued efforts to remediate and reduce exposure to these lending categories and was offset by 7.8% annualized growth in commercial and industrial loans and an 11.0% annualized increase in office commercial real estate lending. The increase in covered loans from December 31, 2009 to June 30, 2010 resulted from the Peotone acquisition.

Non-performing Assets

Generally, loans are placed on non-accrual status if principal or interest payments become 90 days or more past due or management deems the collectibility of the principal or interest to be in question. Loans to customers whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest. We continue to accrue interest on certain loans 90 days or more past due when such loans are well-secured and collection of principal and interest is expected within a reasonable period.

Restructured loans are loans for which the original contractual terms have been modified, including forgiveness of principal or interest, due to deterioration in the borrower’s financial condition. We do not accrue interest on any restructured loan until we believe collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a restructured loan is returned to accrual status. This policy assumes the loan is restructured at reasonable market terms (e.g., not at below market terms). However, the period could vary depending on the individual facts and circumstances of the loan.

For a restructured loan to begin accruing interest, the borrower must demonstrate both some level of performance under the original contractual terms and the capacity to perform under the modified terms. A history of timely payments (including partial payments) and adherence to financial covenants generally serves as sufficient evidence of the borrower’s performance under the original terms. An evaluation of the borrower’s current creditworthiness, including an estimate of expected cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable, are used to assess whether the borrower has the capacity to repay the loan under the modified terms. Once the borrower demonstrates the ability to meet the modified terms of the restructured loan and we are reasonably assured it will receive the full principal and interest under the restructured terms, we will return the loan to accrual status. However, in accordance with industry regulation, such restructured loans continue to be separately reported as restructured until after the calendar year in which the restructuring occurred if the loan was restructured at market rates and terms.

In certain loan restructurings, the borrower's historical performance may provide an indicator of the ability to make the payments required under the restructured terms.  On occasion, we may also restructure the loan into two instruments, and charge-off one of the loans.  If the borrower demonstrates an ongoing ability to comply with the restructured terms and this assessment is documented, the restructured loan is classified as an accruing loan. Otherwise, the restructured loan would be placed in nonaccrual status.

Loan modifications are generally performed at the request of the individual borrower and may include reduction in interest rates, changes in payments, and maturity date extensions. Although we do not have formal, standardized loan modification “programs” for our commercial or consumer loan portfolios, we do participate in the U.S. Department of the Treasury Home Affordable Modification Program (“HAMP”) and comply with Regulation Z, the Federal Truth in Lending Act. HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Department of Treasury compensating us for a portion of the reduction in monthly amounts due from borrowers participating in this program.

While no formal loan modification programs exist, we evaluate requested modifications by assessing a borrower’s capacity to perform under the revised terms by reviewing borrower financial information and collateral values, if applicable. The success of our loan modifications is measured on an individual loan basis by analyzing several credit quality indicators, including delinquency rates, re-default rates (if any), and balance reduction trends for the modified loans. Among other things, we consider these credit quality indicators when determining the reserve for loan losses.

OREO represents property acquired as the result of borrower defaults on loans. OREO is recorded at the lower of the recorded investment in the loans for which the property served as collateral or estimated fair value, less estimated selling costs. Write-downs occurring at foreclosure are charged against the reserve for loan losses. On an ongoing basis, the carrying values of OREO may be adjusted to reflect reductions in value resulting from new appraisals, new list prices, and/or changes in market conditions. Write-downs are recorded for these subsequent declines in value and are included in other noninterest expense along with other expenses related to maintenance of the properties.

Table 10
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

			Past Due
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Restructured
As of June 30, 2010
Commercial and industrial	$1,494,119	$1,443,879	$6,914	$2,209	$39,942	$1,175
Agricultural	199,597	198,182	276	0	1,139	0
Commercial real estate:
Office	415,846	405,492	641	1,550	8,021	142
Retail	310,819	303,628	308	0	6,883	0
Industrial	493,526	489,355	1,905	0	2,266	0
Total office, retail, and industrial	1,220,191	1,198,475	2,854	1,550	17,170	142
Residential construction	241,094	169,746	200	0	71,148	0
Commercial construction	107,572	107,572	0	0	0	0
Commercial land	94,469	74,012	0	0	20,457	0
Multi-family	369,281	359,377	869	0	7,904	1,131
Investor-owned rental property	120,436	113,186	1,010	116	6,083	41
Other commercial real estate	711,287	681,588	12,308	1,387	15,867	137
Total commercial real estate	2,864,330	2,703,956	17,241	3,053	138,629	1,451
Total corporate loans	4,558,046	4,346,017	24,431	5,262	179,710	2,626
Direct installment	42,240	41,607	523	77	33	0
Home equity	458,066	442,611	4,530	790	8,223	1,912
Indirect installment	4,538	4,368	150	3	17	0
Real estate - 1-4 family	145,457	132,733	2,378	148	5,706	4,492
Total consumer loans	650,301	621,319	7,581	1,018	13,979	6,404
Total loans, excluding covered loans	5,208,347	4,967,336	32,012	6,280	193,689	9,030
Covered loans	240,915	179,278	13,725	47,912	0	0
Total loans	$5,449,262	$5,146,614	$45,737	$54,192	$193,689	$9,030

			Past Due
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Restructured
As of December 31, 2009
Commercial and industrial	$1,438,063	$1,392,555	$11,915	$1,964	$28,193	$3,436
Agricultural	209,945	207,272	0	0	2,673	0
Commercial real estate:
Office	394,228	385,851	2,327	0	6,050	0
Retail	331,803	318,368	96	330	12,918	91
Industrial	486,934	482,903	1,603	0	2,428	0
Total office, retail, and industrial	1,212,965	1,187,122	4,026	330	21,396	91
Residential construction	313,919	200,061	974	86	112,798	0
Commercial construction	134,680	134,680	0	0	0	0
Commercial land	96,838	75,974	0	0	20,864	0
Multi-family	333,961	313,306	2,152	55	12,486	5,962
Investor-owned rental property	119,132	110,234	3,967	225	4,351	355
Other commercial real estate	679,851	634,561	5,132	130	28,006	12,022
Total commercial real estate	2,891,346	2,655,938	16,251	826	199,901	18,430
Total corporate loans	4,539,354	4,255,765	28,166	2,790	230,767	21,866
Direct installment	47,782	46,291	1,271	165	55	0
Home equity	470,523	455,214	5,192	1,032	7,549	1,536
Indirect installment	5,604	5,100	458	21	25	0
Real estate - 1-4 family	139,983	124,117	2,825	71	5,819	7,151
Total consumer loans	663,892	630,722	9,746	1,289	13,448	8,687
Total loans, excluding covered loans	5,203,246	4,886,487	37,912	4,079	244,215	30,553
Covered loans	214,264	160,990	22,988	30,286	0	0
Total loans	$5,417,510	$5,047,477	$60,900	$34,365	$244,215	$30,553

The following table provides a comparison of our non-performing assets and past due loans to prior periods.

Table 11
Non-performing Assets and Past Due Loans
(Dollar amounts in thousands)

	2010		2009
	June 30	March 31	December 31	September 30	June 30
Non-performing assets, excluding covered assets
Non-accrual loans	$193,689	$216,073	$244,215	$256,805	$237,253
90 days or more past due loans	6,280	7,995	4,079	5,960	26,071
Total non-performing loans	199,969	224,068	248,294	262,765	263,324
Restructured loans (still accruing interest)	9,030	5,168	30,553	26,718	18,877
Other real estate owned	57,023	62,565	57,137	57,945	50,640
Total non-performing assets	$266,022	$291,801	$335,984	$347,428	$332,841
30-89 days past due loans	$32,012	$28,018	$37,912	$44,346	$38,128
Non-accrual loans to total loans	3.72%	4.16%	4.69%	4.84%	4.44%
Non-performing loans to total loans	3.84%	4.31%	4.77%	4.95%	4.93%
Non-performing assets to loans plus OREO	5.05%	5.55%	6.39%	6.48%	6.17%
Covered assets (1)
Non-accrual loans	$0	$0	$0	$0	$0
90 days or more past due loans	47,912	52,464	30,286	0	0
Total non-performing loans	47,912	52,464	30,286	0	0
Restructured loans (still accruing interest)	0	0	0	0	0
Other real estate owned (“OREO”)	10,657	8,649	8,981	0	0
Total non-performing assets	$58,569	$61,113	$39,267	$0	$0
30-89 days past due loans	$13,725	$10,175	$22,988	$0	$0
Non-performing assets, including covered assets
Non-accrual loans	$193,689	$216,073	$244,215	$256,805	$237,253
90 days or more past due loans	54,192	60,459	34,365	5,960	26,071
Total non-performing loans	247,881	276,532	278,580	262,765	263,324
Restructured loans (still accruing interest)	9,030	5,168	30,553	26,718	18,877
Other real estate owned (“OREO”)	67,680	71,214	66,118	57,945	50,640
Total non-performing assets	$324,591	$352,914	$375,251	$347,428	$332,841
30-89 days past due loans	$45,737	$38,193	$60,900	$44,346	$38,128
Non-accrual loans to total loans	3.55%	4.01%	4.51%	4.84%	4.44%
Non-performing loans to total loans	4.55%	5.13%	5.14%	4.95%	4.93%
Non-performing assets to loans plus OREO	5.88%	6.46%	6.84%	6.48%	6.17%

(1)	For a discussion of covered assets, refer to Note 6 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Total non-performing assets were $324.6 million as of June 30, 2010 compared to $375.3 million as of December 31, 2010. Non-performing assets as of June 30, 2010 included covered assets of $58.6 million compared to $39.3 million as of December 31, 2009. The non-performing covered assets were recorded at their estimated fair values at the time of acquisition. These assets are covered by loss sharing agreements with the FDIC that substantially mitigate the risk of loss.

Excluding covered assets, non-performing assets as of June 30, 2010 were $266.0 million, down $70.0 million, or 20.8%, compared to December 31, 2009, and down $66.8 million, or 20.1%, from June 30, 2009. The improvement was driven by disposals of other real estate owned, charge-offs, and the return of restructured loans to performing status.

Non-performing loans, excluding covered loans, represented 3.84% of total loans at June 30, 2010, compared to 4.77% at December 31, 2009 and 4.93% at June 30, 2009. Loans 30-89 days delinquent have trended downward over the past year and totaled $32.0 million at June 30, 2010, down $6.1 million from June 30, 2009.

During first quarter 2010, loans totaling $27.9 million that were classified as troubled debt restructurings at December 31, 2009 were returned to performing status as a result of satisfactory payment performance after the modification of the loans.

At June 30, 2010, we had restructured loans totaling $35.7 million, a decrease of $4.9 million from December 31, 2009. Included in the totals were loans that were restructured at market terms and continued to accrue interest. To the extent these loans continue to perform, they will no longer be classified as non-performing subsequent to December 31, 2010. In January 2010, $27.9 million of these loans were returned to performing status.

Table 12
Restructured Loans by Type
(Dollar amounts in thousands)

	June 30, 2010		March 31, 2010		December 31, 2009
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial loans	33	$18,682	10	$1,685	25	$4,062
Commercial real estate loans:
Office, retail, and industrial loans	1	142	0	0	1	91
Residential construction loans	1	1,423	1	1,423	1	1,423
Multi-family loans	9	4,860	7	3,798	9	11,462
Other commercial real estate	8	3,001	6	1,458	10	13,852
Total commercial real estate loans	19	9,426	14	6,679	21	26,828
Home equity loans	39	2,260	24	1,433	33	1,724
Real estate – 1-4 family loans	37	5,330	29	4,214	51	7,953
Total consumer loans	76	7,590	53	5,647	84	9,677
Total restructured loans	128	$35,698	77	$14,011	130	$40,567
Restructured loans, still accruing interest	81	$9,030	52	$5,168	105	$30,553
Restructured loans included in non-accrual	47	26,668	25	8,843	25	10,014
Total restructured loans	128	$35,698	77	$14,011	130	$40,567
Year-to-date charge-offs on restructured loans		$793		$696		$4,993
Valuation reserve related to restructured loans		$0		$0		$0

Other real estate owned, excluding covered assets, was $57.0 million at June 30, 2010, compared to $57.1 million at December 31, 2009 and $50.6 million at June 30, 2009.

Table 13
OREO Properties by Type
(Dollar amounts in thousands)

	June 30, 2010		December 31, 2009		June 30, 2009
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single family homes	17	$3,191	50	$9,245	46	$9,724
Land parcels:
Raw land	5	11,511	4	9,658	1	1,758
Farmland	2	9,087	3	11,787	4	16,677
Commercial lots	15	4,885	1	620	0	0
Single-family lots	53	19,609	27	16,092	10	7,479
Total land parcels	75	45,092	35	38,157	15	25,914
Multi-family units	2	444	12	2,450	13	2,210
Commercial properties	11	8,296	15	7,285	9	12,792
Total OREO properties	105	$57,023	112	$57,137	83	$50,640
Covered OREO	18	$10,657	9	$8,981	0	$0

The following table summarizes reductions to OREO properties during the quarter and six months ended June 30, 2010.

Table 14
OREO Sales
(Dollar amounts in thousands)

	Quarter Ended June 30, 2010			Six Months Ended June 30, 2010
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
Proceeds from sales	$13,238	$357	$13,595	$30,152	$648	$30,800
Less: Basis of properties sold	18,872	375	19,247	41,287	706	41,993
Losses on sales of OREO, net	$(5,634)	$(18)	$(5,652)	$(11,135)	$(58)	$(11,193)
OREO transferred to Premises, furniture, and equipment (at fair value)	$2,875	$0	$2,875	$9,455	$0	$9,455
OREO write-downs	$3,272	$0	$3,272	$5,610	$0	$5,610

As we look to dispose of non-performing assets, our efforts could be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, illiquidity in the real estate market, higher levels of real estate coming into the market, and planned liquidation strategies. Accordingly, the future carrying value of these assets may be influenced by the same factors.

Construction Portfolio

Total construction loans of $443.1 million consist of residential construction, commercial construction, and commercial land loans. Our residential construction portfolio accounts for 35.6% of total non-performing loans at June 30, 2010. The residential construction portfolio totals $241.1 million at June 30, 2010, and 29.5% is classified as non-performing. This portfolio represents loans to developers of residential properties and, as such, is particularly susceptible to declining real estate values.

The following table provides details on the nature of these construction portfolios.

Table 15
Construction Loans by Type
(Dollar amounts in thousands)

	Residential Construction		Commercial Construction		Commercial Land		Combined		Non-performing Loans
Underlying Collateral	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
As of June 30, 2010
Raw Land	$59,689	24.8	$540	0.5	$27,407	29.0	$87,636	19.8	$32,972
Developed Land	98,817	41.0	21,976	20.4	64,418	68.2	185,211	41.8	32,344
Construction	9,445	3.9	26,745	24.9	0	0	36,190	8.2	1,427
Substantially completed structures	55,537	23.0	56,574	52.6	598	0.6	112,709	25.4	9,213
Mixed and other	17,606	7.3	1,737	1.6	2,046	2.2	21,389	4.8	15,649
Total	$241,094	100.0	$107,572	100.0	$94,469	100.0	$443,135	100.0	$91,605
Weighted-average maturity (in years)	0.53		1.61		0.93		0.88
Non-accrual loans	$71,148		$0		$20,457		$91,605
90-days past due loans	0		0		0		0
Total non-performing loans	$71,148		$0		$20,457		$91,605
Non-performing loans as a percent of total loans	29.5%		0.0%		21.7%		20.7%
As of December 31, 2009
Raw land	$66,715	21.2	$10	0	$43,331	44.7	$110,056	20.2	$51,457
Developed land	133,604	42.6	24,942	18.5	53,265	55.0	211,811	38.8	43,525
Construction	14,227	4.5	18,580	13.8	0	0	32,807	6.0	2,735
Substantially completed structures	82,852	26.4	90,858	67.5	157	0.2	173,867	31.9	19,694
Mixed and other	16,521	5.3	290	0.2	85	0.1	16,896	3.1	16,337
Total	$313,919	100.0	$134,680	100.0	$96,838	100.0	$545,437	100.0	$133,748
Weighted-average maturity (in years)	0.35		1.41		1.12		0.74
Non-accrual loans	$112,798		$0		$20,864		$133,662
90-days past due loans	86		0		0		86
Total non-performing loans	$112,884		$0		$20,864		$133,748
Non-performing loans as a percent of total loans	36.0%		0		21.5%		24.5%

Total construction loans and non-performing construction loans as of June 30, 2010 decreased by $102.3 million and $42.1 million, respectively, compared to December 31, 2009. This improvement in the portfolio was due to principal paydowns, charge-offs, and transfers of loan collateral into OREO as the Company continues its initiative to reduce and mitigate exposure to this lending category.

Reserve for Credit Losses

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

Table 16
Reserve for Credit Losses
And Summary of Loan Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	2010		2009
	June	March 31	December 31	September 30	June 30
Change in reserve for loan losses:
Balance at beginning of quarter	$144,824	$144,808	$134,269	$127,528	$116,001
Loans charged-off:
Commercial and industrial	(5,896)	(5,336)	(23,938)	(13,023)	(7,157)
Agricultural	(546)	(141)	(180)	0	0
Office, retail, and industrial	(2,377)	(1,852)	(3,264)	(3,496)	(220)
Residential construction	(10,048)	(4,557)	(38,559)	(5,315)	(8,442)
Commercial construction	0	0	0	0	0
Commercial land	(115)	(270)	(2,848)	(38)	(734)
Multi-family	(732)	(627)	(2,325)	(29)	(1,088)
Investor-owned rental property	(1,034)	(318)	(1,228)	(624)	(12)
Other commercial real estate	(526)	(4,220)	(7,965)	(6,006)	(2,358)
Consumer	(2,546)	(2,508)	(3,262)	(3,369)	(4,602)
Real estate – 1-4 family	(261)	(168)	(168)	(218)	(327)
Total loans charged-off	(24,081)	(19,997)	(83,737)	(32,118)	(24,940)
Recoveries on loans previously charged-off:
Commercial and industrial	3,217	873	618	438	151
Agricultural	0	0	0	0	0
Office, retail, and industrial	24	208	(1)	0	3
Residential construction	54	105	244	134	15
Commercial construction	0	0	0	0	0
Commercial land	0	0	134	266	0
Multi-family	247	115	0	0	2
Investor-owned rental property	52	64	(1)	2	0
Other commercial real estate	1	25	57	0	(93)
Consumer	264	225	225	17	126
Real estate – 1-4 family	0	48	0	2	1
Total recoveries on loans previously charged-off	3,859	1,663	1,276	859	205
Net loans charged-off, excluding covered assets	(20,222)	(18,334)	(82,461)	(31,259)	(24,735)
Net charge-offs on covered assets	(651)	0	0	0	0
Net loans charged off	(20,873)	(18,334)	(82,461)	(31,259)	(24,735)
Provision charged to operating expense:
Provision, excluding provision for covered loans	20,875	18,350	93,000	38,000	36,262
Provision for covered loans	13,023	0	0	0	0
Less: expected reimbursement from the FDIC	(12,372)	0	0	0	0
Net provision for covered loans	651	0	0	0	0
Total provision charged to operating expense	21,526	18,350	93,000	38,000	36,262
Balance at end of quarter	$145,477	$144,824	$144,808	$134,269	$127,528

	Quarters Ended
	2010		2009
	June	March 31	December 31	September 30	June 30
Average loans, excluding covered loans	$5,204,566	$5,197,499	$5,304,690	$5,346,769	$5,366,393
Net loans charged-off to average loans, excluding covered loans, annualized	1.56%	1.43%	6.17%	2.32%	1.85%
Reserve for loan losses at end of period as a percent of:
Total loans, excluding covered loans	2.79%	2.79%	2.78%	2.53%	2.39%
Non-performing loans, excluding covered loans	73%	65%	58%	51%	48%
Average loans, including covered loans	$5,438,473	$5,406,162	$5,467,093	$5,346,769	$5,366,393
Net loans charged-off to average loans, annualized	1.54%	1.38%	5.98%	2.32%	1.85%
Reserve for loan losses at end of period as a percent of:
Total loans	2.71%	2.71%	2.71%	2.53%	2.39%
Non-performing loans	59%	52%	52%	51%	48%

The reserve for loan losses represented 2.79% of total loans outstanding, excluding covered loans, at June 30, 2010, compared to 2.78% at December 31, 2009 and 2.39% at June 30, 2009. The reserve for loan losses as a percentage of non-performing loans, excluding covered loans, increased to 73% at June 30, 2010, compared to 58% at December 31, 2009 and 48% at June 30, 2009.

Charge-offs, excluding covered loans, for second quarter 2010 were $20.2 million compared to $18.3 million for first quarter 2010 and $24.7 million for second quarter 2009.

The accounting policies underlying the establishment and maintenance of the reserve for credit losses are discussed in Notes 1 and 7 to the Consolidated Financial Statements of our 2009 10-K.

INVESTMENT IN BANK OWNED LIFE INSURANCE

We purchase life insurance policies on the lives of certain directors and officers and are the sole owner and beneficiary of the policies. We invest in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Financial Condition at each policy’s respective CSV, with changes recorded in noninterest income in the Consolidated Statements of Income. As of June 30, 2010, the CSV of BOLI assets totaled $198.4 million compared to $198.0 million as of December 31, 2009.

As of June 30, 2010, 24.8% of our total BOLI portfolio is in general account life insurance distributed between nine insurance carriers, all of which carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 75.2% is in separate account life insurance, which is managed by third party investment advisors under pre-determined investment guidelines. Stable value protection is a feature available with respect to separate account life insurance policies that is designed to protect, within limits, a policy’s CSV from market fluctuations on underlying investments. Our entire separate account portfolio has stable value protection purchased from a highly rated financial institution. To the extent fair values on individual contracts fall below 80%, the CSV of the specific contracts may be reduced or the underlying assets may be transferred to short-duration investments, resulting in lower earnings.

BOLI income for second quarter 2010 declined 69.9% from second quarter 2009. Since fourth quarter 2008, management has elected to accept lower market returns in order to reduce our risk to market volatility through investment in shorter-duration, lower yielding money market instruments. This strategy also had the effect of improving our regulatory capital ratios by reducing risk-weighted assets.

GOODWILL

Goodwill is included in Goodwill and Other Intangible Assets in the Consolidated Statements of Financial Condition. The carrying value of goodwill was $262.9 million as of June 30, 2010 and $262.9 million as of December 31, 2009. Goodwill is tested at least annually for impairment or when events or circumstances indicate a need to perform interim tests. The impairment testing is performed using the market capitalization method and, if necessary, by comparing the carrying value of goodwill with the anticipated discounted future cash flows. There were no events or circumstances that warranted an interim update to our annual impairment test during the quarter.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarter ended June 30, 2010, December 31, 2009, and June 30, 2009. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 17
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			Second Quarter 2010 % Change From
	June 30, 2010	December 31, 2009	June 30, 2009	Fourth Quarter 2009	Second Quarter 2009
Demand deposits	$1,181,097	$1,115,096	$1,044,033	5.9%	13.1%
Savings deposits	803,353	744,876	762,375	7.9%	5.4%
NOW accounts	1,157,246	953,772	1,026,432	21.3%	12.7%
Money market accounts	1,155,889	1,079,943	903,728	7.0%	27.9%
Transactional deposits	4,297,585	3,893,687	3,736,568	10.4%	15.0%
Time deposits	1,898,453	1,997,824	1,973,791	(5.0%)	(3.8%)
Brokered deposits	17,663	10,903	15,557	62.0%	13.5%
Total time deposits	1,916,116	2,008,727	1,989,348	(4.6%)	(3.7%)
Total deposits	6,213,701	5,902,414	5,725,916	5.3%	8.5%
Repurchase agreements	201,078	238,904	469,080	(15.8%)	(57.1%)
Federal funds purchased	221	37,886	193,019	(99.4%)	(99.9%)
Federal Home Loan Bank (“FHLB”) advances	141,509	100,403	175,674	40.9%	(19.4%)
Federal term auction facilities	0	284,783	424,176	(100.0%)	(100.0%)
Total borrowed funds	342,808	661,976	1,261,949	(48.2%)	(72.8%)
Subordinated debt	137,738	143,816	232,358	(4.2%)	(40.7%)
Total funding sources	$6,694,247	$6,708,206	$7,220,223	(0.2%)	(7.3%)
Average interest rate paid on borrowed funds	0.88%	0.76%	1.24%
Weighted-average maturity of FHLB advances	33.6 months	37.5 months	3.2 months
Weighted-average interest rate of FHLB advances	1.95%	2.03%	3.59%

Total average deposits for second quarter 2010 increased 5.3% from fourth quarter 2009 and increased 8.5% from second quarter 2009, with a decline in time deposits offset by increases in transactional deposits.

Average core transactional deposits for second quarter 2010 were $4.3 billion, an increase of $561.0 million, or 15.0%, from second quarter 2009. Excluding core transactional deposits acquired through FDIC-assisted transactions, the year-over-year increase in core transactional deposits was $471.7 million, or 12.6%, and reflects targeted marketing activities and customers’ desire to maintain more liquid deposits.

Average borrowed funds totaled $342.8 million for second quarter 2010, decreasing $919.1 million, or 72.8%, from second quarter 2009. During the last half of 2009 and early 2010, we delevered our balance sheet by using the proceeds from securities sales and maturities to reduce our level of borrowed funds and time deposits thereby increasing our net interest margins.

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

Capital resources of financial institutions are also regularly measured by tangible equity ratios, which are non-GAAP measures. Tangible common equity equals total shareholders’ equity as defined by GAAP, less goodwill and other intangible assets and preferred stock, which does not benefit common shareholders. Tangible assets equals total assets as defined by GAAP, less goodwill and other intangible assets. The tangible equity ratios are a valuable indicator of a financial institution’s capital strength since they eliminate intangible assets and preferred stock from shareholders’ equity.

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB to be considered “well-capitalized.”

Table 18
Capital Measurements
(Dollar amounts in thousands)

				Regulatory Minimum For “Well- Capitalized”	Excess Over Required Minimums at June 30, 2010

	June 30,		December 31,
	2010	2009	2009
Regulatory capital ratios:
Total capital to risk-weighted assets	17.31%	15.21%	13.94%	10.00%	73%	$464,785
Tier 1 capital to risk-weighted assets	15.25%	12.38%	11.88%	6.00%	154%	$588,309
Tier 1 leverage to average assets	12.69%	9.87%	10.18%	5.00%	154%	$587,939
Regulatory capital ratios, excluding preferred stock (1):
Total capital to risk-weighted assets	14.27%	12.17%	10.93%	10.00%	43%	$271,785
Tier 1 capital to risk-weighted assets	12.21%	9.33%	8.88%	6.00%	104%	$395,309
Tier 1 leverage to average assets	10.17%	7.44%	7.61%	5.00%	103%	$394,939
Tier 1 common capital to risk-weighted assets (2) (3)	10.88%	7.36%	7.56%	N/A (3)	N/A (3)	N/A (3)
Tangible equity ratios:
Tangible common equity to tangible assets	9.05%	5.56%	6.29%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity, excluding other comprehensive loss, to tangible assets	9.22%	6.23%	6.54%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity to risk-weighted assets	10.71%	6.57%	7.27%	N/A (3)	N/A (3)	N/A (3)

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

Regulatory and tangible common equity ratios improved compared to December 31, 2009. The notable improvements in the Tier 1 and tangible capital ratios primarily reflect the issuance of common stock as discussed below.

The Board of Directors reviews the Company’s capital plan each quarter, giving consideration to the current and expected operating environment as well as an evaluation of various capital alternatives.

Common Shares Issued

In January 2010, we issued a total of 18,818,183 shares of common stock at a price of $11.00 per share, which resulted in a $196.0 million increase in stockholders’ equity, net of the underwriting discount and related expenses. We are using the proceeds for general operating purposes. As a result, regulatory and tangible common equity ratios were significantly improved in comparison to December 31, 2009.

Dividends

The Company’s Board of Directors has declared quarterly common stock dividends of $0.010 per share, for the past six quarters.

Since we elected to participate in the U.S. Treasury’s Capital Purchase Program in fourth quarter 2008, our ability to increase quarterly common stock dividends above $0.310 per share will be subject to the applicable restrictions of this program for three years following the sale of the preferred stock.

Other Transactions

 In January 2010, the Company made a $100.0 million capital injection to the Bank. In addition, the Bank sold $168.1 million of non-performing assets to the Company in March 2010. On the date of the sale, the assets were recorded on the Company’s general ledger at fair value.  Given the majority of the assets were collateral dependent loans, fair value was determined based on the lower of current appraisals, broker quotes, sales listing prices or sales contract values, less estimated selling costs. No reserve for loan losses was recorded at the Company on the date of the purchase of these assets. As of June 30, 2010, the Company had $135.9 million in non-performing assets. Since the banking subsidiary’s financial position and results of operations are consolidated with the Company, this transaction did not change the presentation of these non-performing assets in the consolidated financial statements and did not impact the consolidated Company’s financial position, results of operations, or regulatory ratios. However, these two transactions improved the Bank’s asset quality and capital ratios.

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

We monitor and manage interest rate risk within approved policy limits. Our current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in all interest rates compared to net interest income in an unchanging interest rate environment. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates. As of December 31, 2009, the percent change expected assuming a gradual decrease in interest rates was outside of policy by 10%. Given the current market conditions as of December 31, 2009, the Bank’s Board of Directors temporarily authorized operations outside of policy limits.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	+200	-300 (2)		+300
June 30, 2010:
Dollar change	$(6,797)	$4,399	$(9,735)	$6,930	$	N/M	$17,059
Percent change	-2.5%	+1.6%	-3.5%	+2.5%		N/M	+6.2%
December 31, 2009:
Dollar change	$(27,122)	$(2,540)	$(36,934)	$(1,312)	$	N/M	$4,246
Percent change	-10.1%	-1.0%	-13.8%	-0.5%		N/M	+1.6%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.
(2)
N/M – Due to the low level of interest rates as of June 30, 2010 and December 31, 2009, in management’s judgment, an assumed 300 basis point drop in interest rates was deemed not meaningful in the existing interest rate environment.

Overall, in rising interest rate scenarios, interest rate risk volatility moved from being negative at December 31, 2009 to being positive at June 30, 2010. The change in interest rate risk volatility from December 31, 2009 is less negative in declining interest rate scenarios. The drivers of the improvement in the rising interest rate scenarios were longer duration securities sales in both the first and second quarter of 2010 and a first quarter 2010 equity raise of $196.0 million, both of which reduced short-term funding needs of the Company. The reduction in the amount of negative earnings at risk in the declining scenarios is due to an increase in the aggregate interest rate floor on floating rate loans.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200
June 30, 2010:
Dollar change	$(122,780)	$41,275
Percent change	-7.5%	+2.5%
December 31, 2009:
Dollar change	$(101,267)	$(2,013)
Percent change	-6.8%	-0.1%

As of June 30, 2010, the estimated sensitivity of the economic value of equity to changes in interest rates reflected positive exposure to higher interest rates compared to negative exposure as of December 31, 2009 and more negative exposure to lower interest rates compared to that existing at December 31, 2009. The reduction in the securities portfolio reduced our exposure to rising interest rates. The low level of interest paid on a higher balance of transactional deposits caused a negative exposure to falling interest rates since we have limited ability to further reduce those rates.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company disclosed any material pending litigation matters relating to the Company in Item 3 of Part I of its Annual Report on Form 10-K for the year ended December 31, 2009. For the quarter ended June 30, 2010, there were no material developments with regard to any previously disclosed matters, and no other matters were reported during the period, although there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at June 30, 2010. Based on presently available information, the Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial position of the Company.

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

Based on currently available information, the Company has not identified any new or material changes in the Company’s risk factors as previously disclosed, except as discussed under the heading “Regulatory Developments” of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations...

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases made by or on our behalf, or by any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2010 pursuant to a repurchase program approved by our Board of Directors on November 27, 2007. Up to 2.5 million shares of our common stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of June 30, 2010. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program

April 1 – April 30, 2010	0	$0	0	2,494,747
May 1 – May 31, 2010 (1)	4,350	13.96	0	2,494,747
June 1 – June 30, 2010	0	0	0	2,494,747

Total	4,350	$13.96	0

(1)
Consists of shares acquired pursuant to our share-based compensation plans and not our repurchase program approved by our Board of Directors on November 27, 2007. Under the terms of these plans, we accept shares of common stock from option holders if they elect to surrender previously-owned shares upon exercise to cover the exercise price of the stock options or, in the case of restricted shares of common stock, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

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

Date: August 9, 2010

* Duly authorized to sign on behalf of the Registrant.