Form 10-Q
period 2010-09-30
FIRST MIDWEST BANCORP INC
filed 2010-11-05
CIK 702325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________ FORM 10-Q (Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2010
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.
Commission File Number 0-10967 _______________ FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)
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
As of November 5, 2010, there were 74,053,422 shares of $.01 par value common stock outstanding.

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

PART 1. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			September 30, 2010	December 31, 2009
			(Unaudited)
	Assets
	Cash and due from banks		$177,537	$101,177
	Federal funds sold and other short-term investments		558,408	26,202
	Mortgages held-for-sale		1,168	0
	Trading account securities, at fair value		13,784	14,236
	Securities available-for-sale, at fair value		1,058,609	1,266,760
	Securities held-to-maturity, at amortized cost		85,687	84,182
	Federal Home Loan Bank and Federal Reserve Bank stock, at cost		62,038	56,428
	Loans, excluding covered loans		5,164,666	5,203,246
	Covered loans		487,755	214,264
	Allowance for loan losses		(144,569)	(144,808)
	Net loans		5,507,852	5,272,702
	Other real estate owned (“OREO”), excluding covered OREO		52,044	57,137
	Covered other real estate owned		31,550	8,981
	Premises, furniture, and equipment		131,845	120,642
	Accrued interest receivable		32,740	32,600
	Investment in bank owned life insurance		198,666	197,962
	Goodwill and other intangible assets		292,523	281,479
	Other assets		172,043	190,184
	Total assets		$8,376,494	$7,710,672
	Liabilities
	Demand deposits		$1,284,940	$1,133,756
	Savings deposits		851,505	749,279
	NOW accounts		1,108,591	913,140
	Money market deposits		1,288,626	1,089,710
	Time deposits		2,143,597	1,999,394
	Total deposits		6,677,259	5,885,279
	Borrowed funds		323,077	691,176
	Subordinated debt		137,741	137,735
	Accrued interest payable		7,280	5,108
	Other liabilities		71,078	49,853
	Total liabilities		7,216,435	6,769,151
	Stockholders’ Equity
	Preferred stock		190,716	190,233
	Common stock		858	670
	Additional paid-in capital		436,774	252,322
	Retained earnings		819,157	810,626
	Accumulated other comprehensive loss, net of tax		(9,203)	(18,666)
	Treasury stock, at cost		(278,243)	(293,664)
	Total stockholders’ equity		1,160,059	941,521
	Total liabilities and stockholders’ equity		$8,376,494	$7,710,672

	September 30, 2010		December 31, 2009
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par Value	None	$0.01	None	$0.01
Shares authorized	1,000	100,000	1,000	100,000
Shares issued	193	85,787	193	66,969
Shares outstanding	193	74,057	193	54,793
Treasury shares	0	11,730	0	12,176
See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest Income
Loans	$65,416	$66,035	$195,335	$195,553
Securities available-for-sale	10,888	15,277	36,473	59,644
Securities held-to-maturity	1,032	1,001	3,098	2,994
Covered loans	4,294	0	9,854	0
Federal funds sold and other short-term investments	708	449	1,631	1,190
Total interest income	82,338	82,762	246,391	259,381
Interest Expense
Deposits	9,049	15,324	29,220	51,403
Borrowed funds	797	2,768	2,556	11,293
Subordinated debt	2,279	3,689	6,845	11,094
Total interest expense	12,125	21,781	38,621	73,790
Net interest income	70,213	60,981	207,770	185,591
Provision for credit losses	33,576	38,000	73,452	122,672
Net interest income after provision for credit losses	36,637	22,981	134,318	62,919
Noninterest Income
Service charges on deposit accounts	9,249	10,046	26,682	28,777
Trust and investment advisory fees	3,728	3,555	11,023	10,355
Other service charges, commissions, and fees	4,932	4,222	13,732	12,249
Card-based fees	4,547	4,023	12,937	11,826
Bank owned life insurance income	267	282	864	1,982
Securities gains (losses), net	6,376	(6,975)	10,554	7,882
Gain on Federal Deposit Insurance Corporation (“FDIC”)-assisted transaction	0	0	4,303	0
Gains on early extinguishment of debt	0	13,991	0	13,991
Trading gains, net	1,121	1,359	560	2,097
Other income	533	587	1,729	2,096
Total noninterest income	30,753	31,090	82,384	91,255
Noninterest Expense
Salaries and wages	24,562	22,274	67,844	60,940
Retirement and other employee benefits	5,364	5,142	15,506	18,016
Other real estate owned expense, net	9,577	3,461	32,214	7,766
FDIC premiums	2,835	2,558	7,913	10,953
Net occupancy and equipment expense	8,326	7,837	24,302	24,063
Technology and related costs	2,593	2,230	7,861	6,612
Professional services	6,187	3,769	18,379	10,428
Advertising and promotions	1,473	2,237	5,005	5,039
Other expenses	7,860	7,132	22,681	20,450
Total noninterest expense	68,777	56,640	201,705	164,267
(Loss) income before income tax benefit	(1,387)	(2,569)	14,997	(10,093)
Income tax benefit	(3,972)	(5,920)	(3,478)	(21,834)
Net income	2,585	3,351	18,475	11,741
Preferred dividends	(2,575)	(2,567)	(7,720)	(7,696)
Net income applicable to non-vested restricted shares	1	(11)	(145)	(54)
Net income applicable to common shares	$11	$773	$10,610	$3,991
Per Common Share Data
Basic earnings per common share	$0.00	$0.02	$0.15	$0.08
Diluted earnings per common share	$0.00	$0.02	$0.15	$0.08
Dividends declared per common share	$0.01	$0.01	$0.03	$0.03
Weighted-average common shares outstanding	73,072	48,942	72,199	48,647
Weighted-average diluted common shares outstanding	73,072	48,942	72,199	48,647
See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at January 1, 2009	48,630	$189,617	$613	$210,698	$837,390	$(18,042)	$(311,997)	$908,279
Cumulative effect of change in accounting for other-than- temporary impairment	0	0	0	0	11,271	(11,271)	0	0
Adjusted balance at January 1, 2009	48,630	189,617	613	210,698	848,661	(29,313)	(311,997)	908,279
Comprehensive income (loss):
Net income	0	0	0	0	11,741	0	0	11,741
Other comprehensive income (loss) (1):
Unrealized gains on securities	0	0	0	0	0	14,102	0	14,102
Unrealized losses on funded status of pension plan	0	0	0	0	0	(1,006)	0	(1,006)
Total comprehensive income								24,837
Common dividends declared ($0.03 per common share)	0	0	0	0	(1,528)	0	0	(1,528)
Preferred dividends declared ($37.50 per preferred share)	0	0	0	0	(7,237)	0	0	(7,237)
Accretion on preferred stock	0	459	0	0	(459)	0	0	0
Issuance of common stock	5,643	0	57	56,754	0	0	0	56,811
Share-based compensation expense	0	0	0	2,499	0	0	0	2,499
Exercise of stock options and restricted stock activity	539	0	0	(18,430)	0	0	18,446	16
Treasury stock purchased for benefit plans	(12)	0	0	(98)	0	0	0	(98)
Balance at September 30, 2009	54,800	$190,076	$670	$251,423	$851,178	$(16,217)	$(293,551)	$983,579
Balance at January 1, 2010	54,793	$190,233	$670	$252,322	$810,626	$(18,666)	$(293,664)	$941,521
Comprehensive income:
Net income	0	0	0	0	18,475	0	0	18,475
Other comprehensive income (1):
Unrealized gains on securities	0	0	0	0	0	9,463	0	9,463
Total comprehensive income								27,938
Common dividends declared ($0.03 per common share)	0	0	0	0	(2,224)	0	0	(2,224)
Preferred dividends declared ($37.50 per preferred share)	0	0	0	0	(7,237)	0	0	(7,237)
Accretion on preferred stock	0	483	0	0	(483)	0	0	0
Issuance of common stock	18,818	0	188	195,847	0	0	0	196,035
Share-based compensation expense	0	0	0	4,248	0	0	0	4,248
Restricted stock activity	451	0	0	(15,574)	0	0	15,357	(217)
Treasury stock (purchased for) issued to benefit plans	(5)	0	0	(69)	0	0	64	(5)
Balance at September 30, 2010	74,057	$190,716	$858	$436,774	$819,157	$(9,203)	$(278,243)	$1,160,059

(1) Net of taxes and reclassification adjustments.

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)
	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$141,375	$93,203
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	168,981	236,083
Proceeds from sales of securities available-for-sale	290,389	843,087
Purchases of securities available-for-sale	(157,691)	(157,229)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	61,548	51,037
Purchases of securities held-to-maturity	(58,047)	(50,551)
Purchase of Federal Reserve Bank stock	(3,000)	0
Net increase in loans	(27,345)	(111,159)
Proceeds from claims on bank owned life insurance	160	2,834
Proceeds from sales of other real estate owned	40,107	10,518
Proceeds from sales of premises, furniture, and equipment	30	24
Purchases of premises, furniture, and equipment	(9,991)	(3,440)
Net cash proceeds received in FDIC-assisted transactions	122,329	0
Net cash provided by investing activities	427,470	821,204
Financing Activities
Net increase in deposit accounts	245,859	163,399
Net decrease in borrowed funds	(392,363)	(982,035)
Proceeds from the issuance of common stock	196,035	0
Cash dividends paid	(9,268)	(11,932)
Restricted stock activity	(352)	(370)
Excess tax expense related to share-based compensation	(190)	(179)
Net cash provided by (used in) financing activities	39,721	(831,117)
Net increase in cash and cash equivalents	608,566	83,290
Cash and cash equivalents at beginning of period	127,379	114,308
Cash and cash equivalents at end of period	$735,945	$197,598
Supplemental Disclosures:
Non-cash transfers of loans to other real estate owned	$67,846	$57,140
Non-cash transfer of loans to securities available-for-sale	$0	$25,742
Non-cash exchange of non-performing loans for performing loans	$19,088	$0
Non-cash transfer of other real estate owned to premises, furniture, and equipment	$9,455	$6,860
Dividends declared but unpaid	$742	$549
Issuance of common stock in exchange for the extinguishment of subordinated debt	$0	$57,966

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Credit Quality and Allowance for Credit Losses Disclosures: In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires companies to provide more information about the credit risks inherent in its loan and lease portfolios and how management considers those credit risks in determining the allowance for credit losses. A company will be required to disclose its accounting policies, the methods it uses to determine the components of the allowance for credit losses, and qualitative and quantitative information about the credit quality of its loan portfolio, such as aging information and credit quality indicators. Both new and existing disclosures will be required, either by portfolio segment or class, based on how a company develops its allowance for credit losses and how it manages its credit exposure. The guidance is effective for all financing receivables, including loans and trade accounts receivables. However, short-term trade accounts receivables, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure requirements. For public companies, any period-end disclosure requirements are effective for periods ending on or after December 15, 2010. Any disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. As this guidance affects only disclosures, the adoption of this guidance on December 31, 2010 for period-end disclosures and January 1, 2011 for activity will not impact the Company’s financial position, results of operations, or liquidity.

Effect of a Loan Modification When It Is Part of a Pool That Is Accounted for as a Single Asset: In March 2010, the FASB issued guidance on the effect of a loan modification when it is part of a pool that is accounted for as a single asset. This guidance states that a modified loan within a pool of purchased, credit-impaired loans that are accounted for as a single asset should remain in the pool even if the modification would otherwise be considered a troubled debt restructuring (“TDR”). A one-time election to terminate accounting for a group of loans in a pool, which may be made on a pool-by-pool basis, is allowed upon adoption of the standard. The guidance does not require any additional recurring disclosures and was effective for modifications of loans accounted for within a pool in interim or annual periods ending on or after July 15, 2010. Adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or liquidity.

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

Consolidation of Variable Interest Entities: In June 2009, the FASB issued accounting guidance that changes how a company determines when a variable interest entity (“VIE”) – an entity that is insufficiently capitalized or is not controlled through voting or similar rights – should be consolidated. This guidance replaced the quantitative approach for determining which company, if any, has a controlling financial interest in a VIE with a more qualitative approach focused on identifying which company has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. Prior to issuance of this standard, a troubled debt restructuring was not an event that required reconsideration of whether an entity is a VIE and whether the company is the primary beneficiary of the VIE. This guidance eliminated that exception and requires ongoing reassessment of troubled debt restructurings and whether a company is the primary beneficiary of a VIE. In addition, it requires a company to disclose how its involvement with a VIE affects the company’s financial statements. This guidance was effective for annual and interim periods beginning after November 15, 2009 and was applicable to VIEs formed before and after the effective date. The Company’s adoption of this standard on January 1, 2010 did not have a material impact on its financial position, results of operations, or liquidity. Refer to Note 15, “Variable Interest Entities,” for the Company’s VIE disclosures.

Transfers of Financial Assets: In June 2009, the FASB issued accounting guidance that requires a company to disclose more information about transfers of financial assets, including securitization transactions. It eliminated the concept of a “qualifying special-purpose entity” from GAAP, changed the criteria for removing transferred assets from the balance sheet, and required additional disclosures about a transferor’s continuing involvement in transferred assets. This guidance was effective for financial asset transfers occurring after January 1, 2010 for calendar-year companies. The effect of these new requirements on the Company’s financial position, results of operations, and liquidity will depend on the types and terms of financial asset transfers (including securitizations) executed by the Company in 2010 and beyond.

3.	SECURITIES

Securities Portfolio
(Dollar amounts in thousands)

	September 30, 2010				December 31, 2009
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. agency	$24,088	$68	$(21)	$24,135	$756	$0	$0	$756
Collateralized residential mortgage obligations	297,935	4,702	(1,639)	300,998	299,920	10,060	(2,059)	307,921
Other residential mortgage-backed securities	107,966	6,070	(28)	114,008	239,567	9,897	(182)	249,282
State and municipal	549,505	19,834	(805)	568,534	649,269	8,462	(6,051)	651,680
Collateralized debt obligations	49,695	0	(36,271)	13,424	54,359	0	(42,631)	11,728
Corporate debt	29,918	1,839	(75)	31,682	36,571	2,093	(1,113)	37,551
Equity securities:
Hedge fund investment	1,245	404	0	1,649	1,249	177	0	1,426
Other equity securities	4,107	125	(53)	4,179	6,418	106	(108)	6,416
Total equity securities	5,352	529	(53)	5,828	7,667	283	(108)	7,842
Total	$1,064,459	$33,042	$(38,892)	$1,058,609	$1,288,109	$30,795	$(52,144)	$1,266,760
Securities Held-to-Maturity
State and municipal	$85,687	$4,822	$0	$90,509	$84,182	$314	$0	$84,496
Trading Securities (1)				$13,784				$14,236

(1)
Trading securities held by the Company represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock.

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	September 30, 2010
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$25,344	$24,745	$22,190	$23,439
One year to five years	209,961	205,001	16,468	17,395
Five years to ten years	245,121	239,331	12,678	13,391
After ten years	172,780	168,698	34,351	36,284
Collateralized residential mortgage obligations	297,935	300,998	0	0
Other residential mortgage-backed securities	107,966	114,008	0	0
Equity securities	5,352	5,828	0	0
Total	$1,064,459	$1,058,609	$85,687	$90,509

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in Securities gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

Securities Gains (Losses)
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Proceeds from sales	$142,788	$119,566	$290,389	$843,087
Gains (losses) on sales of securities:
Gross realized gains	$7,660	$4,532	$15,847	$26,461
Gross realized losses	(320)	(7)	(432)	(8)
Net realized gains on securities sales	7,340	4,525	15,415	26,453
Non-cash impairment charges:
Other-than-temporary securities impairment	(964)	(11,500)	(5,308)	(51,725)
Portion of other-than-temporary impairment recognized in other comprehensive income	0	0	447	33,154
Net non-cash impairment charges	(964)	(11,500)	(4,861)	(18,571)
Net realized gains (losses)	$6,376	$(6,975)	$10,554	$7,882
Income tax expense (benefit) on net realized gains (losses)	$2,487	$(2,720)	$4,116	$3,074
Trading gains, net (1)	$1,121	$1,359	$560	$2,097

(1)	Trading gains, net, represents changes in the fair value of the trading securities portfolio and are included as a component of noninterest income in the Consolidated Statements of Income.

The non-cash impairment charges in the table above primarily relate to other-than-temporary impairment (“OTTI”) charges on trust preferred collateralized debt obligations (“CDOs”). Accounting guidance requires that only the credit portion of an OTTI charge be recognized through income. In deriving the credit component of the impairment on the CDOs, projected cash flows were discounted at the contractual rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 125 basis points to LIBOR plus 160 basis points. Fair values are computed by discounting future projected cash flows at higher rates, ranging from LIBOR plus 1,200 basis points to LIBOR plus 1,300 basis points. If a decline in fair value below carrying value is not attributable to credit loss and the Company does not intend to sell the security or believe it would be more likely than not required to sell the security prior to recovery, the Company records the decline in fair value in other comprehensive income.

Changes in the amount of credit losses recognized in earnings on CDOs and other securities are summarized in the following table.
Changes in Credit Losses Recognized in Earnings
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$34,843	$13,402	$30,946	$6,331
Credit losses included in earnings (1)
Losses recognized on securities that previously had credit losses	853	5,594	4,421	10,364
Losses recognized on securities that did not previously have credit losses	111	5,906	440	8,207
Balance at end of period	$35,807	$24,092	$35,807	$24,902

(1)	Included in Securities gains (losses), net in the Consolidated Statements of Income.

Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2010
U.S. agency	2	$5,125	$21	$0	$0	$5,125	$21
Collateralized residential mortgage obligations	20	110,755	872	10,432	767	121,187	1,639
Other residential mortgage- backed securities	5	2,644	27	126	1	2,770	28
State and municipal	62	12,354	217	18,889	588	31,243	805
Collateralized debt obligations	6	0	0	13,424	36,271	13,424	36,271
Corporate debt securities	3	0	0	10,204	75	10,204	75
Equity securities	1	0	0	35	53	35	53
Total	99	$130,878	$1,137	$53,110	$37,755	$183,988	$38,892

As of December 31, 2009
U.S. agency	1	$756	$0	$0	$0	$756	$0
Collateralized residential mortgage obligations	6	4,113	367	13,075	1,692	17,188	2,059
Other residential mortgage- backed securities	2	21,227	176	598	6	21,825	182
State and municipal	278	34,157	763	160,788	5,288	194,945	6,051
Collateralized debt obligations	6	3,941	16,822	7,787	25,809	11,728	42,631
Corporate debt securities	6	1,824	257	13,153	856	14,977	1,113
Equity securities	2	0	0	92	108	92	108
Total	301	$66,018	$18,385	$195,493	$33,759	$261,511	$52,144

Approximately 95% of collateralized mortgage obligations (“CMOs”) and other mortgage-backed securities are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. State and municipal securities are issued by state and municipal authorities, and the majority are supported by third-party insurance or some other form of credit enhancement. Management does not believe any individual unrealized loss as of September 30, 2010 represents an other-than-temporary impairment. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, which may be at maturity.

The unrealized losses on CDOs as of September 30, 2010 reflect the market’s unfavorable bias toward structured investment vehicles given the current interest rate and liquidity environment. In addition, the Company does not intend to sell the CDOs with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, which may be at maturity.

Significant judgment is required to calculate the fair value of the CDOs, all of which are pooled. Generally, fair value determinations are based on several factors regarding current market and economic conditions relative to such securities and the underlying collateral. For these reasons and due to the illiquidity in the secondary market for these CDOs, the Company estimates the fair value of these securities using discounted cash flow analyses with the assistance of a structured credit valuation firm. For additional discussion of this valuation methodology, refer to Note 14, “Fair Value.”

Certain Characteristics and Metrics of the CDOs as of September 30, 2010
(Dollar amounts in thousands)

Number	Class	Original Par	Amortized Cost	Fair Value			Number of Banks/ Insurers	Percentage of Banks/ Insurers Currently Performing	Actual Deferrals and Defaults as a Percentage of the Original Collateral	Excess Subordination as a Percent of the Remaining Performing Collateral (1)
					Lowest Credit Rating Assigned to the Security
					Moody’s	Fitch
1	C-1	$17,500	$7,140	$2,401	Ca	C	57	64.9%	32.1%	0.0%
2	C-1	15,000	7,657	1,636	Ca	C	69	75.4%	26.8%	0.0%
3	C-1	15,000	13,480	3,253	Ca	C	75	73.3%	18.1%	9.1%
4	B1	15,000	13,922	4,367	Ca	C	64	65.6%	22.9%	9.4%
5	C	10,000	1,317	88	Ca	C	56	67.9%	36.0%	0.0%
6	C	6,500	6,179	1,679	Ca	C	77	71.4%	22.2%	11.7%
7	A-3L	6,750	0	0	C	C	86	58.1%	41.4%	0.0%
		$85,750	$49,695	$13,424

(1)	Excess subordination represents additional defaults in excess of current defaults that the CDO can absorb before the security experiences any credit impairment.

Credit-Related CDO Impairment Losses
(Dollar amounts in thousands)

	Quarters Ended September 30, 2010		Nine Months Ended September 30,
Number	2010	2009	2010	2009	Life-to-Date
1	$0	$3,547	$0	$7,296	$10,360
2	0	3,195	794	5,496	7,343
3	142	202	142	762	1,159
4	0	0	684	0	1,078
5	711	2,711	2,801	2,711	8,570
6	0	0	243	0	243
7	0	1,845	0	2,306	6,750
	$853	$11,500	$4,664	$18,571	$35,503

The unrealized losses in the Company’s investment in corporate debt and equity securities relate to temporary movements in the financial markets. The Company has evaluated both the near-term and long-term prospects of the investments in relation to the severity and duration of impairments. Based on that evaluation, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, which may be at maturity. Management does not believe any individual unrealized loss is attributable to credit quality, but rather to changes in interest rates and temporary market movements.

The carrying value of securities available-for-sale, securities held-to-maturity, and securities purchased under agreements to resell that were pledged to secure deposits and for other purposes as permitted or required by law totaled $888.9 million at September 30, 2010 and $1.0 billion at December 31, 2009.

4.  LOANS
Loan Portfolio
(Dollar amounts in thousands)

	September 30, 2010	December 31, 2009
Commercial and industrial	$1,472,439	$1,438,063
Agricultural	212,800	209,945
Commercial real estate:
Office	402,947	394,228
Retail	329,153	331,803
Industrial	483,549	486,934
Total office, retail, and industrial	1,215,649	1,212,965
Residential construction	226,126	313,919
Commercial construction	98,562	134,680
Commercial land	94,479	96,838
Total construction	419,167	545,437
Multi-family	350,458	333,961
Investor-owned rental property	119,974	119,132
Other commercial real estate	717,903	679,851
Total commercial real estate	2,823,151	2,891,346
Total corporate loans	4,508,390	4,539,354
Direct installment	43,875	47,782
Home equity	457,981	470,523
Indirect installment	4,310	5,604
Real estate – 1-4 family	150,110	139,983
Total consumer loans	656,276	663,892
Total loans, excluding covered loans	5,164,666	5,203,246
Covered loans (1)	487,755	214,264
Total loans	$5,652,421	$5,417,510
Deferred loan fees included in total loans	$8,023	$8,104
Overdrawn demand deposits included in total loans	$3,034	$4,837

(1)	Includes the FDIC indemnification asset of $88.7 million at September 30, 2010 and $67.9 million at December 31, 2009.

The Company primarily lends to small and mid-sized businesses, commercial real estate customers, and consumers in the markets in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws as well as the Company’s lending standards and credit monitoring and remediation procedures.

During third quarter 2010, we disposed of $30.2 million of primarily non-performing loans at a loss of $13.7 million in two separate transactions. One of the transactions was a bulk sale representing 36 relationships. The Company did not retain servicing responsibilities for these loans or any recourse for credit losses.

5.  ALLOWANCE FOR CREDIT LOSSES AND IMPAIRED LOANS

Allowance for Credit Losses
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$145,477	$127,528	$144,808	$93,869
Loans charged-off	(35,806)	(32,118)	(80,535)	(84,301)
Recoveries of loans previously charged-off	1,772	859	7,294	2,029
Net loans charged-off	(34,034)	(31,259)	(73,241)	(82,272)
Provision for credit losses	33,576	38,000	73,452	122,672
Balance at end of period (1)	$145,019	$134,269	$145,019	$134,269

(1)	Includes a $450,000 liability for unfunded commitments as of September 30, 2010, which is included in Other liabilities in the Consolidated Statements of Financial Condition.

Impaired, Non-accrual, and Past Due Loans, Excluding Covered Loans (1)
(Dollar amounts in thousands)

	September 30, 2010	December 31, 2009
Impaired loans:
Impaired loans with valuation allowance required (2)	$35,600	$45,246
Impaired loans with no valuation allowance required	175,423	216,074
Total impaired loans, excluding covered loans	$211,023	$261,320
Non-accrual loans:
Impaired loans on non-accrual	$200,021	$230,767
Other non-accrual loans (3)	11,345	13,448
Total non-accrual loans, excluding covered loans	$211,366	$244,215
Restructured loans, still accruing interest	$11,002	$30,553
Loans past due 90 days or more and still accruing interest	$9,136	$4,079
Valuation allowance related to impaired loans	$11,881	$20,170

(1)	For information on covered loans, refer to Note 6, “Covered Assets.”
(2)
These impaired loans require a valuation allowance because the present value of expected future cash flows or related collateral less estimated selling costs is less than the recorded investment in the loans.

(3)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.

	Nine Months Ended September 30,
	2010	2009
Average recorded investment in impaired loans	$217,168	$207,011
Interest income recognized on impaired loans (1)	1,925	99

(1)	Recorded using the cash basis of accounting.

As of September 30, 2010, the Company had $57.1 million of additional funds committed to be advanced in connection with impaired loans.

     6.  COVERED ASSETS

Since October 2009, the Company has acquired the majority of the assets of three financial institutions in FDIC-assisted transactions. Most loans and other real estate owned (“OREO”) acquired in the acquisitions are covered by loss sharing agreements with the FDIC (the “Agreements”), whereby the FDIC will reimburse the Company for the majority of the losses incurred.

The following table presents certain key data related to the Company’s acquisitions.

FDIC-Assisted Transactions
(Dollar amounts in thousands)

	First DuPage Bank (“First DuPage”)	Peotone Bank and Trust Company (“Peotone”)	Palos Bank and Trust Company (“Palos”)
Date acquired	October 23, 2009	April 23, 2010	August 13, 2010
Total assets of acquired institution, at the date of acquisition	$261,422	$129,447	$493,435
Bargain-purchase gains	13,071	4,303	0
Goodwill	0	0	7,941
Stated loss threshold	65,000	N/A	117,000
Reimbursement rate (1):
Before stated loss threshold	80%	80%	70%
After stated loss threshold	95%	N/A	80%

(1)	Represents the rate at which the FDIC will reimburse the Company for losses incurred.

Total covered assets as of September 30, 2010 and December 31, 2009 are as follows:

Covered Assets
(Dollar amounts in thousands)

	September 30, 2010	December 31, 2009
Covered loans	$399,032	$146,319
FDIC indemnification asset	88,723	67,945
Total covered loans	487,755	214,264
Covered other real estate owned	31,550	8,981
Total covered assets	$519,305	$223,245
Covered loans past due 90 days or more and still accruing interest	$74,777	$30,286

The loans purchased in the three FDIC-assisted acquisitions were recorded at their estimated fair values on the respective purchase dates in accordance with applicable authoritative accounting guidance and are accounted for prospectively based on expected cash flows. An allowance for loan losses was not recorded on these loans at the acquisition date. Except for leases and revolving loans, including lines of credit and credit card loans, management determined that a significant portion of the acquired loans (“purchased impaired loans”) had evidence of credit deterioration since origination, and it was probable at the date of acquisition that the Company would not collect all contractually required principal and interest payments. Evidence of credit quality deterioration may include factors such as past due and non-accrual status. Other key considerations and indicators are the past performance of the troubled institutions’ credit underwriting standards, completeness and accuracy of credit files, maintenance of risk ratings, and age of appraisals.

In determining the acquisition date fair value of purchased impaired loans, and in subsequent accounting, the Company generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics. Larger balance commercial loans are usually valued on an individual basis. Expected future cash flows in excess of the fair value of loans at the purchase date (“accretable yield”) are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. The non-accretable yield represents estimated losses in the portfolio and is equal to the difference between contractually required payments and the cash flows expected to be collected at acquisition.

In connection with the Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the Agreements.

The FDIC indemnification asset is accounted for in accordance with FASB accounting guidance for business combinations, specifically indemnification assets, which requires that indemnification assets are recognized at the same time and on the same basis as the indemnified item. Since the indemnified item is covered loans, which are measured at fair value, the FDIC indemnification asset is also measured at fair value by discounting the cash flows expected to be received from the FDIC. These cash flows are estimated by multiplying estimated losses by the reimbursement rate set forth in the Agreements. The balance of the FDIC indemnification asset is adjusted periodically to reflect changes in expectations of discounted estimated cash flows.

Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Similarly, decreases in the related FDIC indemnification asset are recognized as a reduction to interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized by recording a charge-off through the allowance for loan losses and a related increase in the FDIC indemnification asset.

Although some loans were contractually 90 days or more past due at the acquisition date, none of the purchased impaired loans at September 30, 2010 and December 31, 2009 were classified as non-performing loans since the loans continued to perform substantially in accordance with the estimates of expected cash flows. Interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. There has not been any significant credit deterioration since the respective acquisition dates.

Changes in the accretable balance for purchased impaired loans were as follows.

Changes in Accretable Yield
(Dollar amounts in thousands)

Nine Months Ended September 30, 2010
Balance at beginning of period	$9,298
Additions	41,745
Accretion	(10,461)
Reclassifications from non-accretable difference, net	18,230
Balance at end of period	$58,812

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

In January 2010, the Company made a $100.0 million capital contribution to its wholly-owned banking subsidiary, First Midwest Bank (“the Bank”). In addition, the Bank sold $168.1 million of non-performing assets to the Company in March 2010. On the date of the sale, the Company recorded the assets at fair value. Given the majority of the assets were collateral dependent loans, fair value was determined based on the lower of current appraisals, sales listing prices, or sales contract values, less estimated selling costs. No allowance for loan losses was recorded at the Company on the date of the purchase of these assets. As of September 30, 2010, the Company had $119.5 million in non-performing assets. Since the Bank’s financial position and results of operations are consolidated with the Company, this transaction did not change the presentation of these non-performing assets in the consolidated financial statements and did not impact the consolidated Company’s financial position, results of operations, or regulatory ratios. However, these two transactions improved the Bank’s asset quality, capital ratios, and liquidity.

There were no additional material transactions that affected stockholders’ equity during the quarter or nine months ended September 30, 2010.

8.  COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains, and losses that are not included in reported net income under GAAP. The Company includes the following items, net of tax, in Other comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity: changes in unrealized gains or losses on securities available-for-sale, changes in the fair value of derivatives designated under cash flow hedges, and changes in the funded status of the Company’s pension plan.

Components of Other Comprehensive Income (Loss)
(Dollar amounts in thousands)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available-for-sale:
Unrealized holding gains	$26,254	$10,230	$16,024	$30,978	$12,069	$18,909
Less: Reclassification of net gains included in net income	10,755	4,194	6,561	7,882	3,075	4,807
Net unrealized holding gains	15,499	6,036	9,463	23,096	8,994	14,102
Funded status of pension plan:
Unrealized holding losses	0	0	0	(1,650)	(644)	(1,006)
Total other comprehensive income	$15,499	$6,036	$9,463	$21,446	$8,350	$13,096

Activity in Accumulated Other Comprehensive Loss
(Dollar amounts in thousands)

	Accumulated Unrealized Losses on Securities Available-for-Sale	Accumulated Unrealized Losses on Under-funded Pension Obligation	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2009	$(2,028)	$(16,014)	$(18,042)
Cumulative effect of change in accounting for other-than- temporary impairment	(11,271)	0	(11,271)
Adjusted balance at January 1, 2009	(13,299)	(16,014)	(29,313)
Other comprehensive income (loss)	14,102	(1,006)	13,096
Balance at September 30, 2009	$803	$(17,020)	$(16,217)
Balance at January 1, 2010	$(13,015)	$(5,651)	$(18,666)
Other comprehensive income	9,463	0	9,463
Balance at September 30, 2010	$(3,552)	$(5,651)	$(9,203)

9. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$2,585	$3,351	$18,475	$11,741
Preferred dividends	(2,412)	(2,412)	(7,237)	(7,237)
Accretion on preferred stock	(163)	(155)	(483)	(459)
Net income applicable to non-vested restricted shares	1	(11)	(145)	(54)
Net income applicable to common shares	$11	$773	$10,610	$3,991
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	73,072	48,942	72,199	48,647
Dilutive effect of common stock equivalents	0	0	0	0
Weighted-average diluted common shares outstanding	73,072	48,942	72,199	48,647
Basic earnings per common share	$0.00	$0.02	$0.15	$0.08
Diluted earnings per common share	$0.00	$0.02	$0.15	$0.08
Anti-dilutive shares not included in the computation of diluted earnings per common share (1)	3,799	3,964	3,832	4,009

(1)	Represents outstanding stock options and common stock warrants for which the exercise price is greater than the average market price of the Company’s common stock.

10.	PENSION PLAN
Net Periodic Benefit Pension Expense
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$569	$547	$1,763	$2,707
Interest cost	726	535	1,999	2,653
Expected return on plan assets	(1,029)	(731)	(3,109)	(3,624)
Recognized net actuarial loss	6	185	6	917
Amortization of prior service cost	0	0	2	2
Other	0	118	0	586
Net periodic cost	$272	$654	$661	$3,241

11.	INCOME TAXES
Income Tax (Benefit) Expense
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(Loss) income before income tax (benefit) expense	$(1,387)	$(2,569)	$14,997	$(10,093)
Income tax (benefit) expense:
Federal income tax benefit	$(3,610)	$(4,285)	$(3,892)	$(15,079)
State income tax (benefit) expense	(362)	(1,635)	414	(6,755)
Total income tax benefit	$(3,972)	$(5,920)	$(3,478)	$(21,834)

Federal income tax expense, and the related effective income tax rate, is primarily influenced by the amount of tax-exempt income derived from investment securities and bank owned life insurance (“BOLI”) in relation to pre-tax income. State income tax expense, and the related effective tax rate, is influenced by the amount of state tax-exempt income in relation to pre-tax income and state tax rules relating to consolidated/combined reporting and sourcing of income and expense.

The decrease in income tax benefit from third quarter 2009 to third quarter 2010 was attributable to an increase in pre-tax income, the recording of state tax benefits totaling $1.3 million in the third quarter of 2009, and to a decrease in tax-exempt income from investment securities. The decrease in income tax benefit for the first nine months of 2010 in comparison to the same period in 2009 was attributable to the recording of state tax benefits totaling $4.1 million in the first quarter of 2009 and the other factors previously stated.

12.  COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

Credit Commitments and Guarantees

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	September 30, 2010	December 31, 2009
Commitments to extend credit:
Home equity lines	$257,321	$272,290
Credit card lines to businesses	13,690	12,443
1-4 family real estate construction	29,373	41,436
Commercial real estate	216,531	190,573
Commercial and industrial	584,958	539,304
Overdraft protection program	172,556	0
All other commitments	110,134	117,572
Letters of credit:
1-4 family real estate construction	11,893	17,152
Commercial real estate	50,338	53,534
All other	75,896	71,738
Unamortized fees associated with letters of credit (1)	723	755
Recourse on securitized assets	7,661	8,132

(1)	Included in Other liabilities in the Consolidated Statements of Condition. The Company will amortize these amounts into income over the commitment period.

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. As of September 30, 2010, standby letters of credit had a remaining weighted-average term of approximately 12.8 months, with remaining actual lives ranging from less than one year to 4.9 years. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral including real estate, production plants and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in 2004, the Company is contractually obligated to repurchase at recorded value any non-performing loans, defined as loans past due greater than 90 days. According to the securitization agreement, the Company’s recourse obligation is capped at $2.2 million and will end on November 30, 2011.

The carrying value of the Company’s recourse liability totaled approximately $150,000 as of both September 30, 2010 and December 31, 2009 and is included in Other liabilities in the Consolidated Statements of Financial Condition.

Repurchases and Charge-Offs of Recourse Loans
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Recourse loans repurchased during the period	$0	$336	$114	$336
Recourse loans charged-off during the period	$0	$0	$36	$66

Legal Proceedings

As of September 30, 2010, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of September 30, 2010.

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

During 2009 and 2010, the Company hedged the fair value of fixed rate commercial real estate loans through the use of pay fixed, receive variable interest rate swaps. These derivative contracts were designated as fair value hedges and are valued using observable market prices, if available, or third party cash flow projection models. The valuations produced by these pricing models are regularly validated through comparison with other third parties. The valuations and expected lives presented in the following table are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets as of September 30, 2010 and December 31, 2009.

Interest Rate Derivatives Portfolio
(Dollar amounts in thousands)

	September 30, 2010	December 31, 2009
Fair Value Hedges
Related to fixed rate commercial loans
Notional amount outstanding	$18,250	$19,005
Weighted-average interest rate received	2.17%	2.14%
Weighted-average interest rate paid	6.39%	6.40%
Weighted-average maturity (in years)	7.01	7.76
Derivative liability fair value	$(2,570)	$(1,208)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net hedge ineffectiveness recognized in noninterest income:
Change in fair value of swaps	$(449)	$(320)	$(1,325)	$973
Change in fair value of hedged items	447	317	1,320	(981)
Net hedge ineffectiveness (1)	$(2)	$(3)	$(5)	$(8)
Gains recognized in net interest income (2)	$0	$40	$0	$120

(1)	Included in Other noninterest income in the Consolidated Statements of Income.
(2)
The gain represents the fair value adjustments on discontinued fair value hedges in connection with our subordinated fixed rate debt that were being amortized through earnings over the remaining life of the hedged item (debt). In addition to these amounts, interest accruals on fair value hedges are also reported in net interest income.

Derivative instruments are inherently subject to credit risk. Credit risk occurs when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized gains in agreements, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards for all activities with credit risk. Under Company policy, credit exposure to any single counterparty cannot exceed 2.5% of stockholders’ equity. In addition, the Company established bilateral collateral agreements with its primary derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains above an agreed-upon minimum threshold. In determining the amount of collateral required, gains and losses are netted on derivative instruments with the same counterparty. On September 30, 2010, these collateral agreements covered 100% of the fair value of the Company’s outstanding interest rate swaps. Net losses with counterparties must be collateralized with either cash or U.S. government and U.S. government-sponsored agency securities. The Company pledged cash of $2.4 million as of September 30, 2010 and $1.8 million as of December 31, 2009 to collateralize net unrealized losses with its counterparties. No other collateral was required to be pledged as of September 30, 2010 or December 31, 2009. Derivative assets and liabilities are presented gross, rather than net of pledged collateral amounts. If the credit risk-related contingent features of the derivatives were triggered as of September 30, 2010, the aggregate fair value of assets needed to settle the instruments immediately would be $2.6 million.

As of September 30, 2010 and December 31, 2009, all of the Company’s derivative instruments contained provisions that require the Company’s debt to remain above a certain credit rating by each of the major credit rating agencies. If the Company’s debt were to fall below that credit rating, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. For the quarter and nine month periods ended September 30, 2010, the Company was not in violation of these provisions.

The Company’s derivative portfolio also includes derivative instruments not designated in a hedge relationship consisting of commitments to originate real estate 1-4 family mortgage loans. The amount of the mortgage loan commitments was not material for any period presented. The Company had no other derivative instruments as of September 30, 2010 or December 31, 2009. The Company does not enter into derivative transactions for purely speculative purposes.

14.  FAIR VALUE

The Company measures, monitors, and discloses certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis to account for trading securities, securities available-for-sale, mortgage servicing rights, derivative assets, and derivative liabilities. In addition, fair value is used on a non-recurring basis to apply lower-of-cost-or-market accounting to OREO; to evaluate assets or liabilities for impairment, including collateral-dependent impaired loans, goodwill, and other intangibles; and for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Depending upon the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value.

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

The categorization of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There have been no transfers of assets or liabilities between levels of the fair value hierarchy during the periods presented.

The following tables provide the level and fair value for each class of assets and liabilities measured at fair value.

Fair Value Measurements
(Dollar amounts in thousands)

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities:
Money market funds	$996	$0	$0	$996
Bond funds	0	2,906	0	2,906
Equity funds	0	9,554	0	9,554
Balanced fund	0	328	0	328
Total trading securities	996	12,788	0	13,784
Securities available-for-sale (1):
U.S. agency securities	0	24,135	0	24,135
Collateralized residential mortgage obligations	0	300,998	0	300,998
Other residential mortgage-backed securities	0	114,008	0	114,008
State and municipal securities	0	568,534	0	568,534
Collateralized debt obligations	0	0	13,424	13,424
Corporate debt securities	0	31,682	0	31,682
Hedge fund investment	0	1,649		1,649
Other equity securities	41	1,394	0	1,435
Total securities available-for-sale	41	1,042,400	13,424	1,055,865
Mortgage servicing rights (2)	0	0	1,090	1,090
Total assets	$1,037	$1,055,188	$14,514	$1,070,739
Liabilities:
Derivative liabilities (2)	$0	$2,570	$0	$2,570
Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (3)	$0	$0	$117,865	$117,865
Other real estate owned (4)	0	0	83,594	83,594
Total assets	$0	$0	$201,459	$201,459

Refer to the following page for footnotes.

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities:
Money market funds	$1,763	$0	$0	$1,763
Bond funds	0	2,884	0	2,884
Equity funds	0	9,223	0	9,223
Balanced fund	0	366	0	366
Total trading securities	1,763	12,473	0	14,236
Securities available-for-sale:
U.S. agency securities	0	756	0	756
Collateralized residential mortgage obligations	0	307,921	0	307,921
Other residential mortgage-backed securities	0	249,282	0	249,282
State and municipal securities	0	651,680	0	651,680
Collateralized debt obligations	0	0	11,728	11,728
Corporate debt securities	0	37,551	0	37,551
Hedge fund investment	0	1,426	0	1,426
Other equity securities	2,646	3,770	0	6,416
Total securities available-for-sale	2,646	1,252,386	11,728	1,266,760
Mortgage servicing rights (2)	0	0	1,238	1,238
Total assets	$4,409	$1,264,859	$12,966	$1,282,234
Liabilities:
Derivative liabilities (2)	$0	$1,208	$0	$1,208
Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (3)	$0	$0	$120,549	$120,549
Other real estate owned (4)	0	0	66,118	66,118
Total assets	$0	$0	$186,660	$186,660

(1)	Excludes a miscellaneous equity security carried at cost with an aggregate carrying value totaling $2.7 million.
(2)	Mortgage servicing rights are included in Other assets, and derivative liabilities are included in Other liabilities in the Consolidated Statements of Financial Condition.
(3)	Represents the carrying value of loans for which fair value adjustments are based on the appraised or market-quoted value of the collateral, net of selling costs.
(4)	Represents the estimated fair value, net of selling costs, based on appraised value and includes covered OREO.

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

Collateralized Residential Mortgage Obligations – The Company’s CMOs and other mortgage-backed securities (“MBS”) are classified in level 2 of the fair value hierarchy. Their fair value is based on quoted market prices obtained from external pricing services or dealer market participants where trading in an active market exists. Substantially all of these securities are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises.

	Collateralized Mortgage Obligations	Other Mortgage- Backed Securities
Weighted-average coupon rate	5.3%	5.3%
Weighted-average maturity (in years)	1.4	3.2
Information on underlying residential mortgages:
Origination dates	2000 to 2009	2000 to 2009
Weighted-average coupon rate	6.2%	6.3%
Weighted-average maturity (in years)	8.4	7.7

Collateralized Debt Obligations – Due to the illiquidity in the secondary market for the Company’s CDOs, the Company estimates the value of these securities using discounted cash flow analyses with the assistance of a structured credit valuation firm, and classifies these investments in level 3 of the fair value hierarchy. The valuation for each of the CDOs relies on independently verifiable historical financial data. The valuation firm performs a credit analysis of each of the entities comprising the collateral underlying each CDO in order to estimate the entities’ likelihood of default on their trust-preferred obligations. Cash flows are modeled according to the contractual terms of the CDO, discounted to their present values, and are used to derive the estimated fair value of the individual CDO, as well as any credit loss or impairment. The discount rates used in the discounted cash flow analyses range from LIBOR plus 1,200 to LIBOR plus 1,300 basis points, depending upon the specific CDO and reflects the higher risk inherent in these securities given the current market environment. Currently, all of these CDOs are deferring interest payments. The Company has ceased accruing interest on these securities. The component of loss for any CDO that is deemed to be an other-than-temporary impairment, if any, is determined by comparing the current amortized cost to the discounted cash flows for each CDO using each CDO’s original contractual yield. The contractual yields for these CDOs range from LIBOR plus 125 to LIBOR plus 160 basis points.

The Company’s hedge fund investment is classified in level 2 of the fair value hierarchy. The fair value is derived from monthly and annual financial statements provided by hedge fund management. The majority of the hedge fund’s investment portfolio is held in securities that are freely tradable and are listed on national securities exchanges.

Carrying Value of Level 3 Securities Available-for-Sale
(Dollar amounts in thousands)

	Quarters Ended September 30,				Nine Months Ended September 30,
	2010	2009			2010	2009
	Collateralized Debt Obligations	Other Mortgage- Backed Securities	Collateralized Debt Obligations	Total	Collateralized Debt Obligations	Other Mortgage- Backed Securities	Collateralized Debt Obligations	Total
Balance at beginning of period	$13,664	$16,222	$20,315	$36,537	$11,728	$16,632	$42,086	$58,718
Total income (losses):
Included in earnings (1)	(852)	0	(11,500)	(11,500)	(4,664)	0	(18,571)	(18,571)
Included in other comprehensive income	612	250	6,727	6,977	6,360	566	(7,950)	(7,384)
Principal paydowns and accretion	0	(866)	1	(865)	0	(1,592)	(22)	(1,614)
Balance at end of period	$13,424	$15,606	$15,543	$31,149	$13,424	$15,606	$15,543	$31,149
Change in unrealized losses recognized in earnings relating to securities still held at end of period	$(852)	$0	$(11,500)	$(11,500)	$(4,664)	$0	$(18,571)	$(18,571)

(1)	Included in Securities gains, net in the Consolidated Statements of Income and related to securities still held at the end of the period.

In the table above, the net losses recognized in earnings represent non-cash credit impairment charges recognized on certain CDOs that were deemed to be other-than-temporarily impaired.

Mortgage Servicing Rights – The Company retains servicing responsibilities for certain securitized loans and records the related mortgage servicing rights at fair value in Other assets in the Consolidated Statements of Financial Condition. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the present value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights at September 30, 2010 included a weighted-average prepayment speed of 15.5%, a weighted-average maturity of 206.1 months, and a weighted-average discount rate of 11.4%. While market-based data is used to determine the assumptions, the Company incorporates its own estimates of the assumptions market participants would use in determining the fair value of mortgage servicing rights, which results in a level 3 classification in the fair value hierarchy.

Carrying Value of Mortgage Servicing Rights
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$1,133	$1,005	$1,238	$1,461
New servicing assets	0	237	0	237
Total gains (losses) included in earnings (1):
Due to changes in valuation inputs and assumptions (2)	21	(74)	44	(350)
Other changes in fair value (3)	(64)	(69)	(192)	(249)
Balance at end of period	$1,090	$1,099	$1,090	$1,099
Contractual servicing fees earned during the period (1)	$75	$72	$233	$235

	September 30, 2010	December 31, 2009
Total amount of loans being serviced for the benefit of others at end of period (4)	$126,838	$123,842

(1)	Included in Other service charges, commissions, and fees in the Consolidated Statements of Income and relate to assets still held at the end of the period.
(2)	Principally reflects changes in prepayment speed assumptions.
(3)	Primarily represents changes in expected cash flows over time due to payoffs and paydowns.
(4)	These loans are serviced for and owned by third parties and are not included in the Consolidated Statements of Financial Condition.

Derivative Assets and Derivative Liabilities – The interest rate swaps entered into by the Company are executed in the dealer market, and pricing is based on market quotes obtained from the counterparty that transacted the derivative contract. The market quotes were developed by the counterparty using market observable inputs, which primarily include LIBOR for swaps. Therefore, derivatives are classified in level 2 of the fair value hierarchy. For its derivative assets and liabilities, the Company also considers non-performance risk, including the likelihood of default by itself and its counterparties, when evaluating whether the market quotes from the counterparty are representative of an exit price. The Company has a policy of executing derivative transactions only with counterparties above a certain credit rating. Credit risk is also mitigated through the pledging of collateral when certain thresholds are reached.

Collateral-Dependent Impaired Loans - The carrying value of impaired loans is disclosed in Note 5, “Allowance for Credit Losses and Impaired Loans.” The Company does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded in the form of specific reserves or charge-offs on these loans to reflect (1) specific reserves or partial write-downs that are based on the current appraised value of the underlying collateral or (2) the full charge-off of the loan’s carrying value. The fair value adjustments are primarily determined by current appraised values, net of estimated selling costs. For collateral-dependent impaired loans, new appraisals are required every six months for residential land and construction and commercial land and construction loans, and annually for all other commercial real estate loans. In limited circumstances, such as cases of outdated appraisals, the appraised values may be reduced by a certain percentage depending on the specific facts and circumstances or an internal valuation may be used when the underlying collateral is located in areas where comparable sales data is limited, outdated, or unavailable. Accordingly, collateral-dependent impaired loans are classified in level 3 of the fair value hierarchy.

Other Real Estate Owned – OREO includes properties acquired in partial or total satisfaction of certain loans. Upon initial transfer into OREO, a current appraisal is required (less than six months old for residential and commercial land and less than one year old for all other commercial property). Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the current appraised value of the properties less estimated selling costs. Fair value assumes an orderly disposition except where a specific disposition strategy is expected, which would require the use of other appraised values such as forced liquidation or as-completed/stabilized values. In certain circumstances, the current appraised value may not represent an accurate measurement of the property’s current fair value due to imprecision, subjectivity, outdated market information, or other factors. In these cases, the fair value is determined based on the lower of the (1) current appraised value, (2) internal valuation, (3) current listing price, or (4) signed sales contract. Any appraisal that is greater than twelve months old is adjusted to account for estimated declines in the real estate market until an updated appraisal can be obtained. Given these valuation methods, OREO is classified in level 3. Any write-downs in the carrying value of a property at the time of initial transfer into OREO are charged against the allowance for loan losses. Subsequent to the initial transfer, quarterly impairment analyses of OREO are performed and new appraisals are obtained annually unless circumstances warrant an earlier appraisal. Quarterly impairment analyses take into consideration current real estate market trends and adjustments to listing prices. Any write-downs of the properties subsequent to initial transfer, as well as gains or losses on disposition and income or expense from the operations of OREO, are recognized in operating results in the period in which they occur.

Fair Value Measurements Recorded for
Assets Measured at Fair Value on a Non-Recurring Basis
(Dollar amounts in thousands)

	Quarter Ended September 30, 2010		Nine Months Ended September 30, 2010
	Collateral- Dependent Impaired Loans	Other Real Estate Owned (1)	Collateral- Dependent Impaired Loans	Other Real Estate Owned (1)
Write-downs charged to allowance for loan losses	$14,498	$0	$46,373	$0
Write-downs charged to earnings	0	5,800	0	11,410

(1)	Represents only the OREO properties that had fair value adjustments during the period.

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

Short-Term Financial Assets and Liabilities – For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks, federal funds sold and other short-term investments, mortgages held-for-sale, accrued interest receivable, and accrued interest payable.

Securities Held-to-Maturity - The fair value of securities held-to-maturity is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans, net of Allowance for Loan Losses - The fair value of loans is estimated using present value techniques by discounting the future cash flows of the remaining maturities of the loans, and prepayment assumptions were considered based on historical experience and current economic and lending conditions. The discount rate was based on the LIBOR yield curve, with rate adjustments for liquidity and credit risk. The primary impact of credit risk on the fair value of the loan portfolio, however, was accommodated through the use of the allowance for loan losses, which is believed to represent the current fair value of probable incurred losses for purposes of the fair value calculation.

Covered Loans (included in Loans, net of Allowance for Loan Losses) – The fair value of the covered loan portfolio and related FDIC indemnification asset is determined by discounting the expected cash flows at a market interest rate based on certain input assumptions. The market interest rate (discount rate) is derived from LIBOR swap rates over the expected weighted-average life of the asset. The expected cash flows are based on contractual terms and default timing assumptions. The fair value of the FDIC indemnification asset is calculated by discounting the cash flows expected to be received from the FDIC. These cash flows are estimated by multiplying expected losses by the reimbursement rate set forth in the Agreements.

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

Financial Instruments
(Dollar amounts in thousands)

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$177,537	$177,537	$101,177	$101,177
Federal funds sold and other short-term investments	558,408	558,408	26,202	26,202
Mortgages held-for-sale	1,168	1,168	0	0
Trading account securities	13,784	13,784	14,236	14,236
Securities available-for-sale	1,058,609	1,058,609	1,266,760	1,266,760
Securities held-to-maturity	85,687	90,509	84,182	84,496
Loans, net of allowance for loan losses	5,507,852	5,498,063	5,272,702	5,255,862
Accrued interest receivable	32,740	32,740	32,600	32,600
Investment in bank owned life insurance	198,666	198,666	197,962	197,962
Financial Liabilities:
Deposits	$6,677,259	$6,684,252	$5,885,279	$5,884,345
Borrowed funds	323,077	327,768	691,176	697,088
Subordinated debt	137,741	123,642	137,735	116,845
Accrued interest payable	7,280	7,280	5,108	5,108
Derivative liabilities	2,570	2,570	1,208	1,208
Standby letters of credit	723	723	755	755

15.  VARIABLE INTEREST ENTITIES

A variable interest entity (“VIE”) is a partnership, limited liability company, trust, or other legal entity that does not have sufficient equity to finance its activities without additional subordinated financial support from other parties, or whose investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are: (i) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (ii) the obligation to absorb the expected losses of an entity, if they occur; and (iii) the right to receive the expected residual returns of the entity, if they occur.

GAAP requires VIEs to be consolidated by the party that has both (i) the ability to direct the VIE’s activities that most impact the entity’s economic performance and (ii) who is exposed to a majority of the VIE’s expected losses and/or residual returns (i.e., the primary beneficiary). The following summarizes the VIEs in which the Company has an interest and discusses the application of the accounting treatment applied for these VIEs.

	September 30, 2010			December 31, 2009
	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss
First Midwest Capital Trust (“FMCT”)	1	$89,296	$89,296	1	$87,776	$87,776
Interest in preferred capital securities issuances	1	$34	$87	3	$95	$198
Investment in low-income housing tax credit partnerships	12	$5,167	$4,843	12	$5,167	$4,772

The Company owns 100% of the common stock of a business trust that was formed in November 2003 to issue trust preferred securities to third party investors (the “trust”). The trust’s only assets as of September 30, 2010 were the $87.3 million principal balance of the debentures issued by the Company and the related interest receivable of $2.0 million that were acquired by the trust using proceeds from the issuance of preferred securities and common stock. The trust meets the definition of a VIE, but the Company is not the primary beneficiary of the trust. Accordingly, the trust is not consolidated in the Company’s financial statements. The subordinated debentures issued by the Company to the trust are included in the Company’s Consolidated Statements of Financial Condition as “Subordinated debt.”

The Company holds interests in trust preferred capital securities issuances. Although these investments may meet the definition of a VIE, the Company is not the primary beneficiary. The Company accounts for its interest in these investments as available-for-sale securities.

The Company has a limited partner interest in 12 low-income housing tax credit partnerships and limited liability corporations, which were acquired at various times from 1997 to 2004. These entities meet the definition of a VIE. Since the Company is not the primary beneficiary of the entities, it accounts for its interest in these partnerships using the cost method. The carrying amount of the Company’s investment in these partnerships is included in Other assets in the Consolidated Statements of Financial Condition.

16.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date its financial statements were issued. Management does not believe any subsequent events have occurred that would require further disclosure or adjustment to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion presented below provides an analysis of our results of operations and financial condition for the quarters and nine month periods ended September 30, 2010 and 2009. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term “Bank,” we are referring to our wholly-owned banking subsidiary, First Midwest Bank. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2009 Annual Report on Form 10-K (“2009 10-K”). Results of operations for the quarter and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010. Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

RECENT DEVEOPMENTS

Recent allegations of improper and fraudulent mortgage servicing and foreclosure documentation have been discovered at some of the nation's largest lenders and have resulted in legal investigations into the foreclosure practices of several financial institutions and their service providers and the suspension of foreclosures of single-family homes. Additionally, Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") have indicated that their mortgage servicers will be held liable for losses incurred by the government sponsored enterprises as a result of flawed foreclosure processes. Further, the Securities and Exchange Commission has issued a request for information about accounting and disclosure issues related to potential risks and costs associated with mortgage and foreclosure related activities.

We have a centralized foreclosure process within a single department of the Bank, including foreclosures relating to all residential, home equity, commercial, and serviced loans. As of September 30, 2010, the Bank serviced $104.3 million in loans guaranteed by Fannie Mae or Freddie Mac as part of various securitization transactions. In addition, we engage a loan servicer to support the administration and the resolution of covered assets, including single-family covered assets acquired by the Bank in Federal Deposit Insurance Corporation (“FDIC”)-assisted transactions. During the quarter, we conducted an internal review of the Bank's foreclosure processes, and made inquiries of the Bank's covered asset loan servicer, and such other persons that we deemed appropriate. Based on these actions, nothing has come to our attention that would indicate the existence of any material risk relating to the Bank’s foreclosure-related activities for its loan portfolio, including loan serviced by the covered asset loan servicer.

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

PERFORMANCE OVERVIEW

General Overview

Our banking network is located primarily in suburban metropolitan Chicago with additional locations in central and western Illinois and provides a full range of business and retail banking and trust and advisory services through 100 banking branches, one operational facility, and one dedicated lending office. Our primary sources of revenue are net interest income and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, consumer confidence, competitive conditions within the marketplace, and certain seasonal factors.

Table 1
Selected Financial Data (1)
(Dollar and share amounts in thousands, except per share data)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Operating Results
Interest income	$82,338	$82,762	(0.5)	$246,391	$259,381	(5.0)
Interest expense	12,125	21,781	(44.3)	38,621	73,790	(47.7)
Net interest income	70,213	60,981	15.1	207,770	185,591	12.0
Fee-based revenues	22,456	21,846	2.8	64,374	63,207	1.8
Other noninterest income	1,921	2,228	(13.8)	3,153	6,175	(48.9)
Noninterest expense, excluding losses realized on other real estate owned (“OREO”), FDIC special assessment, and integration costs associated with FDIC-assisted transactions (2)	(59,665)	(54,839)	8.8	(173,889)	(156,264)	11.3
Pre-tax, pre-provision core operating earnings (3)	34,925	30,216	15.6	101,408	98,709	2.7
Provision for credit losses	(33,576)	(38,000)	(11.6)	(73,452)	(122,672)	(40.1)
Securities gains, net	7,340	4,525	62.2	15,415	26,453	(41.7)
Securities impairment losses	(964)	(11,500)	(91.6)	(4,861)	(18,571)	(73.8)
Gain on FDIC-assisted transaction	0	0	0.0	4,303	0	0.0
Integration costs associated with FDIC-assisted transactions	(847)	0	100.0	(2,748)	0
Gains on early extinguishment of debt	0	13,991	(100.0)	0	13,991	(100.0)
Write-downs of OREO (2)	(5,800)	(1,089)	432.6	(11,410)	(3,407)	234.9
Losses on sales of OREO, net (2)	(2,465)	(712)	246.2	(13,658)	(1,096)	1,146.2
FDIC special deposit insurance assessment (2)	0	0	0.0	0	(3,500)	(100.0)
(Loss) income before income tax benefit	(1,387)	(2,569)	(46.0)	14,997	(10,093)	(248.6)
Income tax benefit	3,972	5,920	(32.9)	3,478	21,834	(84.1)
Net income	2,585	3,351	(22.9)	18,475	11,741	57.4
Preferred dividends	(2,575)	(2,567)	0.3	(7,720)	(7,696)	0.3
Net income applicable to non-vested restricted shares	1	(11)	(109.1)	(145)	(54)	168.5
Net income applicable to common shares	$11	$773	(98.6)	$10,610	$3,991	165.8
Weighted-average diluted common shares outstanding	73,072	48,942		72,199	48,647
Diluted earnings per common share	$0.00	$0.02		$0.15	$0.08
Performance Ratios (1)
Return on average common equity	0.00%	0.43%		1.49%	0.75%
Return on average assets	0.13%	0.17%		0.31%	0.19%
Net interest margin – tax equivalent	4.05%	3.66%		4.18%	3.62%
Efficiency ratio	59.91%	59.13%		58.76%	57.64%

(1)	All ratios are presented on an annualized basis.
(2)	For further discussion of losses realized on OREO, the FDIC special assessment, and integration costs associated with FDIC-assisted transactions, see the section titled “Noninterest Expense.”
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

N/M – Not meaningful.

	September 30, 2010	December 31, 2009	September 30, 2009	September 30, 2010 Change From
				December 31, 2009	September 30, 2009
Balance Sheet Highlights
Total assets	$8,376,494	$7,710,672	$7,678,434	$665,822	$698,060
Total loans, excluding covered loans (1)	5,164,666	5,203,246	5,306,068	(38,580)	(141,402)
Total deposits	6,677,259	5,885,279	5,749,153	791,980	928,106
Transactional deposits	4,533,662	3,885,885	3,833,267	647,777	700,395
Loans to deposits ratio	77.3%	88.4%	92.3%
Transactional deposits to total deposits	67.9%	66.0%	66.7%

	September 30, 2010	December 31, 2009	September 30, 2009	September 30, 2010 Change From
				December 31, 2009	September 30, 2009
Asset Quality Highlights (1)
Non-accrual loans	$211,366	$244,215	$256,805	$(32,849)	$(45,439)
90 days or more past due loans (still accruing interest)	9,136	4,079	5,960	5,057	3,176
Total non-performing loans	220,502	248,294	262,765	(27,792)	(42,263)
Restructured loans (still accruing interest)	11,002	30,553	26,718	(19,551)	(15,716)
Other real estate owned	52,044	57,137	57,945	(5,093)	(5,901)
Total non-performing assets	$283,548	$335,984	$347,428	$(52,436)	$(63,880)
30-89 days past due loans (still accruing interest)	$41,590	$37,912	$44,346	$3,678	$(2,756)
Allowance for credit losses	$145,019	$144,808	$134,269	$211	$10,750
Allowance for credit losses as a percent of loans	2.81%	2.78%	2.53%

(1)	Excludes covered assets. For a discussion of covered assets, refer to Note 6 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Net income was $2.6 million before adjustment for preferred dividends and non-vested restricted shares, and $11,000, or $0.00 per share, applicable to common shareholders after such adjustments. This compares to net income of $3.4 million and net income applicable to common shareholders of $773,000, or $0.02 per share, for third quarter 2009.

Pre-tax, pre-provision core operating earnings were $34.9 million and $101.4 million for the quarter and nine-month periods ended September 30, 2010, respectively. The 15.6% increase over third quarter 2009 and 2.7% increase from the nine-month period ended September 30, 2009 were  primarily driven by higher average earning assets, improved net interest margins, and greater fee-based revenues, which offset higher costs related to FDIC-assisted transactions and loan remediation activities.

Performance for the quarter reflected continued success in growing our core business and ongoing efforts to remediate problem credits. Quarterly results also showed balance sheet growth as total assets and total deposits grew compared to December 31, 2009. Further, non-performing assets decreased 15.6% from December 31, 2009 and 18.4% from September 30, 2009. We maintained the allowance for credit losses consistent with the December 31, 2009 level and increased it by $10.8 million over the September 30, 2009 balance.

On August 13, 2010, we acquired approximately $297.1 million in loans, $23.7 million in OREO, and $121.5 million in cash and securities and assumed $215.2 million in core deposits and $246.6 million in time deposits of the former Palos Bank and Trust Company (“Palos”) in an FDIC-assisted transaction. In this transaction, we also gained five retail banking centers. This represents the third such transaction since October 2009. The majority of the loans and OREO acquired from Palos are subject to a loss sharing arrangement with the FDIC whereby the Company is indemnified against the majority of any losses incurred on these loans and OREO.

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

Table 2
Effect of Tax-Equivalent Adjustment
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Net interest income (GAAP)	$70,213	$60,981	15.1	$207,770	$185,591	12.0
Tax-equivalent adjustment	4,053	4,691	(13.6)	12,570	15,210	(17.4)
Tax-equivalent net interest income	$74,266	$65,672	13.1	$220,340	$200,801	9.7

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

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,						Attribution of Change in Net Interest Income (1)
	2010			2009
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$451,673	$344	0.30	$198,365	$106	0.21	$179	$59	$238
Trading account securities	13,120	25	0.76	12,302	33	1.07	2	(10)	(8)
Securities available-for-sale (2)	1,092,734	14,057	5.15	1,433,424	19,135	5.34	(4,405)	(673)	(5,078)
Securities held-to-maturity	86,060	1,526	7.09	84,866	1,463	6.90	21	42	63
Federal Home Loan Bank and Federal Reserve Bank stock	60,998	339	2.22	54,768	310	2.26	35	(6)	29
Loans (2):
Commercial and industrial	1,486,985	18,469	4.93	1,486,582	18,472	4.93	5	(8)	(3)
Agricultural	128,028	1,429	4.43	121,040	1,344	4.41	78	7	85
Commercial real estate	2,940,434	37,944	5.12	3,047,847	38,159	4.97	(1,662)	1,447	(215)
Consumer	506,077	5,974	4.68	532,642	6,221	4.63	(315)	68	(247)
Real estate - 1-4 family	145,895	1,990	5.41	158,658	2,210	5.53	(175)	(45)	(220)
Total loans, excluding covered loans	5,207,419	65,806	5.01	5,346,769	66,406	4.93	(2,069)	1,469	(600)
Covered assets (3)	367,727	4,294	4.63	0	0	0.00	4,294	0	4,294
Total loans	5,575,146	70,100	4.99	5,346,769	66,406	4.93	2,225	1,469	3,694
Total interest-earning assets (2)	7,279,731	86,391	4.72	7,130,494	87,453	4.88	(1,943)	881	(1,062)
Cash and due from banks	165,743			121,378
Allowance for loan losses	(155,312)			(140,065)
Other assets	913,455			765,248
Total assets	$8,203,617			$7,877,055
Liabilities and Stockholders’ Equity:
Savings deposits	$832,672	561	0.27	$749,995	726	0.38	94	(259)	(165)
NOW accounts	1,173,347	469	0.16	1,062,708	729	0.27	87	(347)	(260)
Money market deposits	1,226,314	1,449	0.47	995,132	2,457	0.98	811	(1,819)	(1,008)
Time deposits	2,022,721	6,570	1.29	1,938,445	11,412	2.34	520	(5,362)	(4,842)
Borrowed funds	337,905	797	0.94	870,397	2,768	1.26	(1,386)	(585)	(1,971)
Subordinated debt	137,740	2,279	6.56	226,693	3,689	6.46	(1,473)	63	(1,410)
Total interest-bearing liabilities	5,730,699	12,125	0.84	5,843,370	21,781	1.48	(1,347)	(8,309)	(9,656)
Demand deposits	1,242,257			1,056,188
Other liabilities	67,000			72,150
Stockholders’ equity - common	970,661			712,347
Stockholders’ equity - preferred	193,000			193,000
Total liabilities and stockholders’ equity	$8,203,617			$7,877,055
Net interest income/margin (2)		$74,266	4.05		$65,672	3.66	$(596)	$9,190	$8,594

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

Table 4
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Nine Months Ended September 30,						Attribution of Change in Net Interest Income (1)
	2010			2009
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$265,843	$547	0.28	$107,913	$175	0.22	$314	58	$372
Trading account securities	13,841	82	0.79	11,899	108	1.21	22	(48)	(26)
Securities available-for-sale (2)	1,141,860	46,482	5.43	1,778,772	72,453	5.43	(25,927)	(44)	(25,971)
Securities held-to-maturity	88,060	4,572	6.92	84,813	4,357	6.85	169	46	215
Federal Home Loan Bank and Federal Reserve Bank stock	59,759	1,002	2.24	54,768	907	2.21	84	11	95
Loans (2):
Commercial and industrial	1,463,118	54,718	5.00	1,484,758	52,977	4.77	(756)	2,497	1,741
Agricultural	125,960	4,063	4.31	132,073	4,004	4.05	(154)	213	59
Commercial real estate	2,960,093	113,853	5.14	3,031,122	112,783	4.97	(2,440)	3,510	1,070
Consumer	511,587	17,851	4.67	539,859	19,109	4.73	(990)	(268)	(1,258)
Real estate - 1-4 family	142,439	5,937	5.57	176,093	7,718	5.86	(1,418)	(363)	(1,781)
Total loans, excluding covered loans	5,203,197	196,422	5.05	5,363,905	196,591	4.90	(5,758)	5,589	(169)
Covered assets (3)	270,681	9,854	4.87	0	0	0	9,854	0	9,854
Total loans	5,473,878	206,276	5.04	5,363,905	196,591	4.90	4,096	5,589	9,685
Total interest-earning assets (2)	7,043,241	258,961	4.91	7,402,070	274,591	4.96	(21,242)	5,612	(15,630)
Cash and due from banks	149,763			118,699
Allowance for loan losses	(153,789)			(120,764)
Other assets	887,677			765,182
Total assets	$7,926,892			$8,165,187
Liabilities and Stockholders’ Equity:
Savings deposits	$798,871	1,804	0.30	$753,580	2,387	0.42	154	(737)	(583)
NOW accounts	1,085,177	1,526	0.19	994,895	2,551	0.34	257	(1,282)	(1,025)
Money market deposits	1,164,665	4,949	0.57	889,852	7,188	1.08	4,188	(6,427)	(2,239)
Time deposits	1,965,436	20,941	1.42	1,998,673	39,277	2.63	(643)	(17,693)	(18,336)
Borrowed funds	385,501	2,556	0.89	1,272,738	11,293	1.19	(6,412)	(2,325)	(8,737)
Subordinated debt	137,738	6,845	6.64	230,460	11,094	6.44	(4,621)	372	(4,249)
Total interest-bearing liabilities	5,537,388	38,621	0.93	6,140,198	73,790	1.61	(7,077)	(28,092)	(35,169)
Demand deposits	1,182,990			1,043,047
Other liabilities	61,047			73,114
Stockholders’ equity - common	952,467			715,828
Stockholders’ equity - preferred	193,000			193,000
Total liabilities and stockholders’ equity	$7,926,892			$8,165,187
Net interest income/margin (2)		$220,340	4.18		$200,801	3.62	$(14,165)	$33,704	$19,539

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

Tax-equivalent net interest margin improved 39 basis points to 4.05% for third quarter 2010 from 3.66% for third quarter 2009. The improvement reflected a 64 basis point decline in the average rate paid for interest-bearing liabilities, led by a 105 basis point decline in the average rate paid for time deposits, while over the same period, the average yield on earning assets declined 16 basis points. Over the same period, maturities and proceeds from sales of securities, coupled with the acquisition of deposits from FDIC-assisted transactions, reduced the need for higher cost wholesale funds. The reduction in rates paid on deposits also reflected the decline in the yield curve over the period.

For the nine-month period ended September 30, 2010, tax-equivalent net interest margin was 4.18%, up 56 basis points from 3.62% for the same period in 2009. The yield on average interest-earning assets declined 5 basis points, while the cost of funds declined 68 basis points. These changes for the nine-month period primarily reflect the factors and strategies cited above.

Third quarter 2010 tax-equivalent interest income declined $1.1 million due to a 16 basis point decline in tax-equivalent yield. Interest expense declined $9.7 million, reflecting both a decline in total interest-bearing liabilities and the rates paid for these liabilities. The net result of these changes was an increase in tax-equivalent net interest income for third quarter 2010 of $8.6 million compared to third quarter 2009.

Similar to the quarter results, tax-equivalent interest income declined $15.6 million for the nine-month period ended September 30, 2010 compared to the same period for 2009, while interest expense decreased $35.2 million. The net result was an increase in tax-equivalent net interest income for the nine-month period of $19.5 million.

We continue to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Noninterest Income

Table 5
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Service charges on deposit accounts	$9,249	$10,046	(7.9)	$26,682	$28,777	(7.3)
Trust and investment advisory fees	3,728	3,555	4.9	11,023	10,355	6.5
Other service charges, commissions, and fees	4,932	4,222	16.8	13,732	12,249	12.1
Card-based fees	4,547	4,023	13.0	12,937	11,826	9.4
Total fee-based revenues	22,456	21,846	2.8	64,374	63,207	1.8
Bank owned life insurance (“BOLI”) income	267	282	(5.3)	864	1,982	(56.4)
Other income	533	587	(9.2)	1,729	2,096	(17.5)
Total operating revenues	23,256	22,715	2.4	66,967	67,285	(0.5)
Trading gains, net	1,121	1,359	(17.5)	560	2,097	(73.3)
Gains on securities sales, net	7,340	4,525	62.2	15,415	26,453	(41.7)
Securities impairment losses	(964)	(11,500)	(91.6)	(4,861)	(18,571)	(73.8)
Gain on FDIC-assisted transaction	0	0	0	4,303	0	100.0
Gains on early extinguishment of debt	0	13,991	(100.0)	0	13,991	(100.0)
Total noninterest income	$30,753	$31,090	(1.1)	$82,384	$91,255	(9.7)

Total noninterest income decreased 1.1% for third quarter 2010 and 9.7% for the first nine months of 2010 compared to the same periods in 2009. The declines from 2009 resulted primarily from the third quarter 2009 gains on early extinguishment of debt, differences in net securities gains, and the fair value adjustment related to our non-qualified deferred compensation plan, which is reflected in trading gains, net.

Fee-based revenues of $22.5 million for third quarter 2010 grew by 2.8% compared to third quarter 2009. Service charge fees declined by 7.9% due primarily to lower overdraft and non-sufficient fund fees. However, this decline was more than offset by increases in other service charges, commissions, and fees (primarily merchant fee income) of 16.8%, card-based fees of 13.0%, and trust and investment advisory fees of 4.9%. Fee-based revenues for the first nine months of 2010 increased 1.8% from the first nine months of 2009, which again reflected a decline in service charge fees and growth in the other fee-based revenue categories.

Trust and investment advisory fees improved from 2009 to 2010 primarily due to an almost 10% increase in trust assets under management from September 30, 2009 to September 30, 2010.

Higher retail investment advisory fees and merchant processing fees drove the increase in other service charges, commission, and fees from 2009 to 2010. Retail investment advisory fees increased 22.4%, and merchant processing fees improved 15.9% for third quarter 2010 compared to third quarter 2009 and 14.8% and 14.4%, respectively, for the year-to-date periods.

Approximately half of the quarter and year-to-date growth in card-based fees resulted from the migration from multi-merchant networks to an exclusive MasterCard network in most areas, which drove higher transaction yields and incentives.

BOLI income represents benefit payments received and the change in cash surrender value (“CSV”) of the policies, net of premiums paid. The change in CSV is attributable to earnings or losses credited to the policies based on investments made by the insurer. The decline in BOLI income resulted from decreases in the earnings on the underlying investments. See the section titled “Investment in Bank Owned Life Insurance” for a discussion of our investment in BOLI.

Trading gains, net result from the change in fair value of trading securities. Such trading securities represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. The change is substantially offset by an adjustment to salaries and benefits expense.

We recognized net securities gains and securities impairment losses for each period presented. For a discussion of these items, see the section titled “Investment Portfolio Management.”

For the nine-months ended September 30, 2010, total noninterest income was strengthened by the $4.3 million pre-tax bargain purchase gain on the FDIC-assisted acquisition of the former Peotone Bank and Trust Company, while the same period in 2009 included gains on early extinguishment of debt of $14.0 million from the retirement of $39.3 million of trust preferred debt and $29.5 million of subordinated debt at a discount to par in exchange for approximately 5.6 million shares of the Company’s common stock.

Noninterest Expense
Table 6
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Compensation expense:
Salaries and wages	$24,562	$22,274	10.3	$67,844	$60,940	11.3
Retirement and other employee benefits	5,364	5,142	4.3	15,506	18,016	(13.9)
Total compensation expense	29,926	27,416	9.2	83,350	78,956	5.6
OREO expense, net:
Write-downs of OREO	5,800	1,089	432.6	11,410	3,407	234.9
Losses on the sales of OREO, net	2,465	712	246.2	13,658	1,096	N/M
OREO operating expense, net	1,312	1,660	(21.0)	7,146	3,263	119.0
Total OREO expense	9,577	3,461	176.7	32,214	7,766	314.8
FDIC premiums:
FDIC special assessment	0	0	0	0	3,500	(100.0)
FDIC insurance premiums	2,835	2,558	10.8	7,913	7,453	6.2
Total FDIC premiums	2,835	2,558	10.8	7,913	10,953	(27.8)
Loan remediation costs	2,817	1,833	53.7	8,690	4,568	90.2
Other professional services	3,370	1,936	74.1	9,689	5,860	65.3
Total professional services	6,187	3,769	64.2	18,379	10,428	76.2
Net occupancy expense	6,092	5,609	8.6	17,789	17,309	2.8
Equipment expense	2,234	2,228	0.3	6,513	6,754	(3.6)
Technology and related costs	2,593	2,230	16.3	7,861	6,612	18.9
Advertising and promotions	1,473	2,237	(34.2)	5,005	5,039	(0.7)
Merchant card expense	2,023	1,729	17.0	5,669	4,901	15.7
Other expenses	5,837	5,403	8.0	17,012	15,549	9.4
Total noninterest expense	$68,777	$56,640	21.4	$201,705	$164,267	22.8
Average full-time equivalent (“FTE”) employees	1,884	1,751		1,792	1,761
Efficiency ratio	59.91%	59.13%		58.76%	57.64%

N/M – Not meaningful.

Noninterest expense rose by $12.1 million for third quarter 2010 compared to third quarter 2009 and $37.4 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increases were attributed to higher losses and write-downs on OREO and increases in salaries and benefits, loan remediation costs (including costs to service certain assets acquired in FDIC-assisted transactions), and professional services fees from the valuation and integration of FDIC-acquired assets.

The increases in salaries and wages for the quarter and year-to-date periods in 2010 compared to 2009 were driven by the addition of retail banking employees from our three FDIC-assisted acquisitions, as well as standard merit increases and higher incentive compensation expense.

The 13.9% decline in retirement and other employee benefits for the first nine months of 2010 compared to the same period in 2009 resulted from reductions in the accruals for pension and profit sharing plans. These accruals were lower since certain assumptions used in the pension valuation were revised as of December 31, 2009 to better reflect current expectations and historical trends.

Losses on sales and write-downs of OREO properties increased substantially when comparing the quarter and nine months ended September 30, 2010 to the same periods in 2009, which reflected continued weakness in the real estate market. For a discussion of sales of OREO properties, refer to the section titled “Non-performing Assets.” OREO operating expense, net, consists of real estate taxes, commissions on sales, insurance, and maintenance, net of any rental income. Costs associated with sales of OREO properties accounted for the increase in OREO operating expenses, net for the nine months ended September 30, 2010 compared to the prior year period.

In May 2009, the FDIC levied a special assessment upon all insured depository institutions to rebuild the Deposit Insurance Fund (“DIF”). Deposit insurance expense during the nine-month period ended September 30, 2009 included a $3.5 million accrual related to this special assessment.

The increase in loan remediation and other professional expenses for the quarter and year-to-date periods in 2010 compared to 2009 reflect higher costs incurred to remediate problem loans as well as costs incurred to integrate and remediate FDIC-acquired covered assets. In addition, we recorded one-time integration expenses associated with FDIC-assisted acquisitions of $847,000 for third quarter 2010 and $2.7 million for the nine months ended September 30, 2010.

The majority of the increases in technology and related costs of $363,000 from third quarter 2009 to third quarter 2010 and $1.2 million for the year-to-date periods were driven by system conversion costs related to FDIC-assisted acquisitions.

The decrease in advertising and promotions expense in third quarter 2010 compared to third quarter 2009 resulted from the timing of certain marketing expenses, which was accelerated in second quarter 2010 in response to FDIC-assisted transaction activity in the Chicago banking market.

Merchant card expense increased from 2009 to 2010 in concert with the increased merchant fee income previously described.

The efficiency ratio expresses noninterest expense as a percentage of tax-equivalent net interest income plus total fees, BOLI, and other income. Operating efficiency for third quarter 2010 was relatively flat at 59.91% compared to 59.13% for third quarter 2009. For the nine month periods, the efficiency ratio increased from 57.64% to 58.76%. The increased ratio resulted from the increase in noninterest expense partially offset by an increase in tax-equivalent net interest income during those periods.

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

Income tax benefit was $4.0 million for third quarter 2010 compared to an income tax benefit of $5.9 million for third quarter 2009. Income tax benefit was $3.5 million for first nine months of 2010 compared to an income tax benefit of $21.8 million for the same period in 2009. The decrease in income tax benefit for third quarter 2010 was primarily attributable to a decrease in pre-tax loss, the recording of $1.3 million in state tax benefits in the third quarter of 2009, and a decrease in tax-exempt income from investment securities. The decrease in income tax benefit for the first nine months of 2010 compared to the same period in 2009 was attributable to the recording of state tax benefits totaling $4.1 million in the first quarter of 2009 and the other factors previously stated.

As of September 30, 2010, net deferred tax assets totaled $87.5 million. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Based on this analysis, we established a valuation allowance of $3.7 million to offset certain state net operating loss carryforwards and other state deferred tax assets, which management has determined will not likely be realized. Management has determined that it is more likely than not that the other deferred tax assets will be fully realized through carryback to taxable income in prior years, future reversals of existing deferred tax liabilities, and future taxable income.

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

Table 7
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	As of September 30, 2010			As of December 31, 2009
	Fair Value	Amortized Cost	% of Total Amortized Cost	Fair Value	Amortized Cost	% of Total Amortized Cost
Available-for-Sale
U.S. agency securities	$24,135	$24,088	2.1	$756	$756	0.0
Collateralized mortgage obligations	300,998	297,935	25.9	307,921	299,920	21.8
Other mortgage-backed securities	114,008	107,966	9.4	249,282	239,567	17.5
State and municipal securities	568,534	549,505	47.8	651,680	649,269	47.3
Collateralized debt obligations	13,424	49,695	4.3	11,728	54,359	4.0
Corporate debt securities	31,682	29,918	2.6	37,551	36,571	2.7
Equity securities	5,828	5,352	0.5	7,842	7,667	0.6
Total available-for-sale	1,058,609	1,064,459	92.6	1,266,760	1,288,109	93.9
Held-to-Maturity
State and municipal securities	90,509	85,687	7.4	84,496	84,182	6.1
Total securities	$1,149,118	$1,150,146	100.0	$1,351,256	$1,372,291	100.0

	At September 30, 2010			At December 31, 2009
	Effective Duration (1)	Average Life (2)	Yield to Maturity (3)	Effective Duration (1)	Average Life (2)	Yield to Maturity
Available-for-Sale
U.S. agency securities	0.98%	0.65	3.19%	1.29%	1.40	0.78%
Collateralized mortgage obligations	0.07%	1.35	3.15%	1.96%	2.44	5.02%
Other mortgage-backed securities	1.72%	3.16	4.72%	2.64%	3.69	4.95%
State and municipal securities	5.10%	4.97	6.15%	5.43%	7.12	6.17%
Collateralized debt obligations	0.25%	8.83	0.00%	0.25%	8.27	0.00%
Other securities	6.65%	11.48	6.24%	5.80%	11.94	5.28%
Total available-for-sale	3.06%	4.03	4.81%	3.88%	5.57	5.38%
Held-to-Maturity
State and municipal securities	5.57%	9.13	6.73%	6.28%	8.51	6.88%
Total securities	3.25%	4.41	4.96%	4.03%	5.75	5.47%

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

As of September 30, 2010, our securities portfolio totaled $1.1 billion, decreasing 15.0% from December 31, 2009.

Approximately 95% of our $1.1 billion available-for-sale portfolio is comprised of municipals, collateralized mortgage obligations (“CMOs”), and agency pass-through securities. The remainder consists of trust-preferred collateralized debt obligation pools (“CDOs”) with a fair value of $13.4 million and unrealized losses of $36.3 million, and miscellaneous other securities totaling $37.5 million.

Net securities gains were $6.4 million for third quarter 2010, which included other-than-temporary impairment charges of $1.0 million. For the first nine months of 2010, net securities gains were $10.6 million and included other-than-temporary impairment charges of $4.9 million. Impairment charges for both periods primarily related to our CDOs.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities decreased $6.4 million since December 31, 2009. We do not believe the unrealized losses on the CDOs as of September 30, 2010 represent other-than-temporary impairment. We currently have no evidence that would suggest further reductions in net cash flows on these investments from what has already been recognized. In addition, we do not intend to sell the CDOs with unrealized losses, and it is not more likely than not that we will be required to sell them before recovery of their amortized cost bases, which may be at maturity. Our estimation of cash flows for these investments and resulting fair values were based upon cash flow modeling, as described in Note 14 of “Notes to the Consolidated Financial Statements.”

Our available-for-sale state and municipal securities totaled $568.5 million at September 30, 2010, which represents a decrease of 12.8% from December 31, 2009. The decline was driven by maturities, paydowns, and opportunities to realize gains from sales, given the interest rate environment over the past nine months, and in concert with management’s investment strategies. In addition, the majority of the securities in the state and municipal portfolio carries some form of credit enhancement.

As of September 30, 2010, net unrealized gains in the state and municipal securities portfolio totaled $19.0 million compared to a net unrealized gain of $2.4 million at December 31, 2009. The change in fair value of municipal securities reflects a decline in market interest rates and a tightening of spreads, which drove the increase in fair values.

Securities that we have the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts.

COVERED ASSETS

We have completed three FDIC-assisted transactions since third quarter 2009. On October 23, 2009, we acquired substantially all the assets of the $260 million former First DuPage Bank (“First DuPage”) and recorded a bargain-purchase gain of $13.1 million in fourth quarter 2009. The acquisition of Peotone Bank and Trust Company, a community bank headquartered in Peotone, Illinois (“Peotone”) with $130 million of assets, was completed on April 23, 2010 and generated a $4.3 million pre-tax bargain purchase gain in second quarter 2010. On August 13, 2010, we acquired Palos Bank and Trust Company (“Palos”) from the FDIC adding approximately $297.1 million in loans, $23.7 million in OREO, and $121.5 million in cash and securities. We recorded goodwill of approximately $7.9 million related to this transaction in third quarter 2010.

Loans comprise the majority of the assets acquired through these transactions and are subject to loss sharing agreements with the FDIC whereby we are indemnified against the majority of any losses incurred on these assets. In connection with the loss sharing arrangements, we recorded an FDIC indemnification asset. In addition to covered loans and the FDIC indemnification asset, covered assets also include covered other real estate owned. For a discussion of covered assets, refer to Note 6 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Covered assets, excluding covered OREO, earned a yield of 4.87% for the nine months ended September 30, 2010. Table 8 below provides the components of covered assets.

Table 8
Covered Assets
(Dollar amounts in thousands)

	September 30, 2010	December 31, 2009
Covered loans	$399,032	$146,319
FDIC indemnification asset	88,723	67,945
Total covered loans	487,755	214,264
Covered other real estate owned	31,550	8,981
Total covered assets	$519,305	$223,245

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Table 9
Loan Portfolio
(Dollar amounts in thousands)
	September 30, 2010	% of Total	December 31, 2009	% of Total	Annualized % Change
Commercial and industrial	$1,472,439	28.5	$1,438,063	27.6	3.2
Agricultural	212,800	4.1	209,945	4.0	1.9
Commercial real estate:
Office	402,947	7.8	394,228	7.6	2.9
Retail	329,153	6.4	331,803	6.4	(1.1)
Industrial	483,549	9.4	486,934	9.3	(0.9)
Total office, retail, and industrial	1,215,649	23.6	1,212,965	23.3	0.3
Residential construction	226,126	4.4	313,919	6.0	(37.3)
Commercial construction	98,562	1.9	134,680	2.6	(35.7)
Commercial land	94,479	1.8	96,838	1.9	(3.2)
Total construction	419,167	8.1	545,437	10.5	(30.9)
Multi-family	350,458	6.8	333,961	6.4	6.5
Investor-owned rental property	119,974	2.3	119,132	2.3	0.9
Other commercial real estate	717,903	13.9	679,851	13.1	7.5
Total commercial real estate	2,823,151	54.7	2,891,346	55.6	(3.2)
Total corporate loans	4,508,390	87.3	4,539,354	87.2	(0.9)
Direct installment	43,875	0.8	47,782	0.9	(10.9)
Home equity	457,981	8.9	470,523	9.1	(3.6)
Indirect installment	4,310	0.1	5,604	0.1	(30.8)
Real estate – 1-4 family	150,110	2.9	139,983	2.7	9.6
Total consumer loans	656,276	12.7	663,892	12.8	(1.5)
Total loans, excluding covered loans	5,164,666	100.0	5,203,246	100.0	(0.9)
Covered loans	487,755		214,264
Total loans	$5,652,421		$5,417,510

Total loans, including covered loans, were $5.7 billion as of September 30, 2010, an increase of $234.9 million from December 31, 2009. The increase was driven by the addition of covered loans acquired through FDIC-assisted transactions, which more than offset declines in the residential and commercial construction categories.

Outstanding loans, excluding covered loans, of $5.2 billion as of September 30, 2010 remained relatively unchanged from December 31, 2009. The 30.9% annualized decline in the construction loan portfolios from December 31, 2009 resulted from continued efforts to remediate and reduce exposure to these lending categories and was partially offset by 3.2% annualized growth in commercial and industrial loans in addition to annualized increases in multifamily loans of 6.5% and other commercial real estate lending of 7.5%.

Covered loans grew to $487.8 million at September 30, 2010 compared to $214.3 million at December 31, 2009, due to the Peotone and Palos acquisitions.

Non-performing Assets

Generally, loans are placed on non-accrual status if principal or interest payments become 90 days or more past due or management deems the collectibility of the principal or interest to be in question. Loans to customers whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest. We continue to accrue interest on certain loans 90 days or more past due when we determine such loans are well-secured and collection of principal and interest is expected within a reasonable period.

Restructured loans are loans for which the original contractual terms have been modified, including forgiveness of principal or interest, due to deterioration in the borrower’s financial condition. We do not accrue interest on any restructured loan until we believe collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a restructured loan is returned to accrual status assuming the loan is restructured at reasonable market terms (e.g., not at below market terms). However, the period could vary depending on the individual facts and circumstances of the loan.

For a restructured loan to begin accruing interest, the borrower must demonstrate both some level of performance under the original contractual terms and the capacity to perform under the modified terms. A history of timely payments (including partial payments) and adherence to financial covenants generally serves as sufficient evidence of the borrower’s performance under the original terms. An evaluation of the borrower’s current creditworthiness is used to assess whether the borrower has the capacity to repay the loan under the modified terms. This evaluation includes an estimate of expected cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable. Once the borrower demonstrates the ability to meet the modified terms of the restructured loan and we are reasonably assured we will receive the full principal and interest under the restructured terms, we will return the loan to accrual status. However, in accordance with industry regulation, such restructured loans continue to be separately reported as restructured until after the calendar year in which the restructuring occurred if the loan was restructured at market rates and terms.

In certain loan restructurings, the borrower's historical performance may provide an indicator of the ability to make the payments required under the restructured terms. On occasion, we may also restructure the loan into two instruments, and charge-off one of the restructured loans. If the borrower demonstrates an ongoing ability to comply with the restructured terms of the remaining loan, the restructured loan may be classified as an accruing loan. Otherwise, the restructured loan would be placed on nonaccrual status.

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

We evaluate requested modifications by assessing a borrower’s capacity to perform under the revised terms by reviewing borrower financial information and collateral values, if applicable. The success of our loan modifications is measured on an individual loan basis by analyzing several credit quality indicators, including delinquency rates, re-default rates (if any), and balance reduction trends for the modified loans. Among other things, we consider these credit quality indicators when determining the allowance for loan losses.

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

Table 10
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

			Past Due
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Restructured
As of September 30, 2010
Commercial and industrial	$1,472,439	$1,411,646	$15,657	$2,909	$40,955	$1,272
Agricultural	212,800	205,187	4,116	2	3,495	0
Commercial real estate:
Office	402,947	395,155	1,765	94	5,791	142
Retail	329,153	321,038	202	268	7,645	0
Industrial	483,549	473,190	1,906	98	8,285	70
Total office, retail, and industrial	1,215,649	1,189,383	3,873	460	21,721	212
Residential construction	226,126	158,269	5,922	408	61,050	477
Commercial construction	98,562	98,562	0	0	0	0
Commercial land	94,479	73,008	0	0	21,471	0
Multi-family	350,458	342,514	0	0	6,813	1,131
Investor-owned rental property	119,974	113,150	2,155	562	4,107	0
Other commercial real estate	717,903	673,143	1,493	2,858	40,409	0
Total commercial real estate	2,823,151	2,648,029	13,443	4,288	155,571	1,820
Total corporate loans	4,508,390	4,264,862	33,216	7,199	200,021	3,092
Direct installment	43,875	43,344	425	85	21	0
Home equity	457,981	440,909	5,434	1,244	7,999	2,395
Indirect installment	4,310	4,257	33	5	15	0
Real estate - 1-4 family	150,110	138,200	2,482	603	3,310	5,515
Total consumer loans	656,276	626,710	8,374	1,937	11,345	7,910
Total loans, excluding covered loans	5,164,666	4,891,572	41,590	9,136	211,366	11,002
Covered loans	487,755	388,973	24,005	74,777	0	0
Total loans	$5,652,421	$5,280,545	$65,595	$83,913	$211,366	$11,002

			Past Due
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Restructured
As of December 31, 2009
Commercial and industrial	$1,438,063	$1,392,555	$11,915	$1,964	$28,193	$3,436
Agricultural	209,945	207,272	0	0	2,673	0
Commercial real estate:
Office	394,228	385,851	2,327	0	6,050	0
Retail	331,803	318,368	96	330	12,918	91
Industrial	486,934	482,903	1,603	0	2,428	0
Total office, retail, and industrial	1,212,965	1,187,122	4,026	330	21,396	91
Residential construction	313,919	200,061	974	86	112,798	0
Commercial construction	134,680	134,680	0	0	0	0
Commercial land	96,838	75,974	0	0	20,864	0
Multi-family	333,961	313,306	2,152	55	12,486	5,962
Investor-owned rental property	119,132	110,234	3,967	225	4,351	355
Other commercial real estate	679,851	634,561	5,132	130	28,006	12,022
Total commercial real estate	2,891,346	2,655,938	16,251	826	199,901	18,430
Total corporate loans	4,539,354	4,255,765	28,166	2,790	230,767	21,866
Direct installment	47,782	46,291	1,271	165	55	0
Home equity	470,523	455,214	5,192	1,032	7,549	1,536
Indirect installment	5,604	5,100	458	21	25	0
Real estate - 1-4 family	139,983	124,117	2,825	71	5,819	7,151
Total consumer loans	663,892	630,722	9,746	1,289	13,448	8,687
Total loans, excluding covered loans	5,203,246	4,886,487	37,912	4,079	244,215	30,553
Covered loans	214,264	160,990	22,988	30,286	0	0
Total loans	$5,417,510	$5,047,477	$60,900	$34,365	$244,215	$30,553

The following table provides a comparison of our non-performing assets and past due loans to prior periods.

Table 11
Non-performing Assets and Past Due Loans
(Dollar amounts in thousands)

	2010			2009
	September 30	June 30	March 31	December 31	September 30
Non-performing assets, excluding covered assets
Non-accrual loans	$211,366	$193,689	$216,073	$244,215	$256,805
90 days or more past due loans	9,136	6,280	7,995	4,079	5,960
Total non-performing loans	220,502	199,969	224,068	248,294	262,765
Restructured loans (still accruing interest)	11,002	9,030	5,168	30,553	26,718
Other real estate owned	52,044	57,023	62,565	57,137	57,945
Total non-performing assets	$283,548	$266,022	$291,801	$335,984	$347,428
30-89 days past due loans	$41,590	$32,012	$28,018	$37,912	$44,346
Non-accrual loans to total loans	4.09%	3.72%	4.16%	4.69%	4.84%
Non-performing loans to total loans	4.27%	3.84%	4.31%	4.77%	4.95%
Non-performing assets to loans plus OREO	5.44%	5.05%	5.55%	6.39%	6.48%
Covered assets (1)
Non-accrual loans	$0	$0	$0	$0	$0
90 days or more past due loans	74,777	47,912	52,464	30,286	0
Total non-performing loans	74,777	47,912	52,464	30,286	0
Restructured loans (still accruing interest)	0	0	0	0	0
Other real estate owned	31,550	10,657	8,649	8,981	0
Total non-performing assets	$106,327	$58,569	$61,113	$39,267	$0
30-89 days past due loans	$24,005	$13,725	$10,175	$22,988	$0
Non-performing assets, including covered assets
Non-accrual loans	$211,366	$193,689	$216,073	$244,215	$256,805
90 days or more past due loans	83,913	54,192	60,459	34,365	5,960
Total non-performing loans	295,279	247,881	276,532	278,580	262,765
Restructured loans (still accruing interest)	11,002	9,030	5,168	30,553	26,718
Other real estate owned	83,594	67,680	71,214	66,118	57,945
Total non-performing assets	$389,875	$324,591	$352,914	$375,251	$347,428
30-89 days past due loans	$65,595	$45,737	$38,193	$60,900	$44,346
Non-accrual loans to total loans	3.74%	3.55%	4.01%	4.51%	4.84%
Non-performing loans to total loans	5.22%	4.55%	5.13%	5.14%	4.95%
Non-performing assets to loans plus OREO	6.80%	5.88%	6.46%	6.84%	6.48%

(1)	For a discussion of covered assets, refer to Note 6 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Total non-performing assets were $389.9 million as of September 30, 2010 compared to $375.3 million as of December 31, 2009. Non-performing assets as of September 30, 2010 included covered assets of $106.3 million compared to $39.3 million as of December 31, 2009. The non-performing covered assets were recorded at their estimated fair values at the time of acquisition. These assets are covered by loss sharing agreements with the FDIC that substantially mitigate the risk of loss.

Excluding covered assets, non-performing assets as of September 30, 2010 were $283.5 million, up 6.6% from June 30, 2010, but down 15.6%, compared to December 31, 2009, and 18.4%, from September 30, 2009. The increase from June was due primarily to three large credits. While non-performing assets increased from June 30, 2010, over the past twelve months non-performing assets have declined $63.9 million. The improvement was driven by disposals of other real estate owned, charge-offs, principal paydowns, and the return of restructured loans to performing status.

During third quarter 2010, we disposed of $30.2 million of primarily non-performing loans at a loss of $13.7 million in two separate transactions. One of the transactions was a bulk sale representing 36 relationships. In evaluating whether to enter into these transactions, management assessed current collateral values, projected cash flows, long-term costs to remediate and/or maintain collateral, current disposition strategies, and other unique circumstances specific to these loans. As a result of this analysis, management changed the remediation strategies on these loans to accelerate their disposition.

Non-performing loans, excluding covered loans, represented 4.27% of total loans at September 30, 2010, compared to 4.77% at December 31, 2009 and 4.95% at September 30, 2009. Loans 30-89 days delinquent totaled $41.6 million at September 30, 2010, down $2.8 million from September 30, 2009.

At September 30, 2010, we had restructured loans totaling $35.3 million, a decrease of $5.3 million from December 31, 2009. Included in the totals were loans that were restructured at market terms and continued to accrue interest, which totaled $11.0 million as of September 30, 2010, a decrease of $19.6 million from December 31, 2009. To the extent these loans continue to perform, they will no longer be classified as non-performing subsequent to December 31, 2010. In January 2010, $27.9 million of restructured loans were returned to performing status as a result of satisfactory payment performance after the modification of the loans.

Table 12
Restructured Loans by Type
(Dollar amounts in thousands)

	September 30, 2010		June 30, 2010		March 31, 2010		December 31, 2009
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	35	$18,612	33	$18,682	10	$1,685	25	$4,062
Commercial real estate:
Office, retail, and industrial	2	212	1	142	0	0	1	91
Residential construction	6	1,900	1	1,423	1	1,423	1	1,423
Multi-family	8	3,619	9	4,860	7	3,798	9	11,462
Other commercial real estate	4	2,415	8	3,001	6	1,458	10	13,852
Total commercial real estate loans	20	8,146	19	9,426	14	6,679	21	26,828
Home equity loans	43	2,603	39	2,260	24	1,433	33	1,724
Real estate – 1-4 family loans	44	5,898	37	5,330	29	4,214	51	7,953
Total consumer loans	87	8,501	76	7,590	53	5,647	84	9,677
Total restructured loans	142	$35,259	128	$35,698	77	$14,011	130	$40,567
Restructured loans, still accruing interest	104	$11,002	81	$9,030	52	$5,168	105	$30,553
Restructured loans included in non-accrual	38	24,257	47	26,668	25	8,843	25	10,014
Total restructured loans	142	$35,259	128	$35,698	77	$14,011	130	$40,567
Year-to-date charge-offs on restructured loans		$926		$793		$696		$4,993
Valuation allowance related to restructured loans		$0		$0		$0		$0

Other real estate owned, excluding covered assets, was $52.0 million at September 30, 2010 compared to $57.1 million at December 31, 2009 and $57.9 million at September 30, 2009.

Table 13
OREO Properties by Type
(Dollar amounts in thousands)

	September 30, 2010		December 31, 2009		September 30, 2009
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single family homes	15	$2,573	50	$9,245	62	$13,783
Land parcels:
Raw land	5	11,511	4	9,658	4	9,673
Farmland	1	3,572	3	11,787	3	15,308
Commercial lots	16	5,158	1	620	0	0
Single-family lots	58	17,334	27	16,092	14	12,032
Total land parcels	80	37,575	35	38,157	21	37,013
Multi-family units	8	2,609	12	2,450	11	1,882
Commercial properties	12	9,287	15	7,285	13	5,267
Total OREO properties	115	$52,044	112	$57,137	107	$57,945
Covered OREO	47	$31,550	9	$8,981	0	$0

The following table summarizes reductions to OREO properties during the quarter and nine months ended September 30, 2010.

Table 14
OREO Sales
(Dollar amounts in thousands)

	Quarter Ended September 30, 2010			Nine Months Ended September 30, 2010
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
Proceeds from sales	$5,557	$3,750	$9,307	$35,709	$4,398	$40,107
Less: Basis of properties sold	8,020	3,752	11,772	49,307	4,458	53,765
Losses on sales of OREO, net	$(2,463)	$(2)	$(2,465)	$(13,598)	$(60)	$(13,658)
OREO transferred to Premises, furniture, and equipment (at fair value)	$0	$0	$0	$9,455	$0	$9,455
OREO write-downs	$5,682	$118	$5,800	$11,292	$118	$11,410

As we work to dispose of non-performing assets, our efforts could be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, illiquidity in the real estate market, higher levels of real estate coming into the market, and changes to planned liquidation strategies. Accordingly, the future carrying value of these assets may be influenced by the same factors.

Construction Portfolio

Total construction loans of $419.2 million consist of residential construction, commercial construction, and commercial land loans. The residential construction portfolio totals $226.1 million at September 30, 2010, and 27.2% is classified as non-performing. This portfolio represents loans to developers of residential properties and, as such, is particularly susceptible to declining real estate values.

The following table provides details on the nature of these construction portfolios.

Table 15
Construction Loans by Type, Excluding Covered Loans
(Dollar amounts in thousands)

	Residential Construction		Commercial Construction		Commercial Land		Combined		Non-performing Loans
Underlying Collateral	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
As of September 30, 2010
Raw Land	$54,580	24.1	$659	0.7	$24,470	25.9	$79,709	19.0	$28,375
Developed Land	94,913	42.0	22,817	23.1	67,434	71.4	185,164	44.2	31,771
Construction	12,106	5.3	13,503	13.7	0	0	25,609	6.1	1,384
Substantially completed structures	47,654	21.1	58,201	59.1	598	0.6	106,453	25.4	6,136
Mixed and other	16,873	7.5	3,382	3.4	1,977	2.1	22,232	5.3	15,263
Total	$226,126	100.0	$98,562	100.0	$94,479	100.0	$419,167	100.0	$82,929
Weighted-average maturity (in years)	0.48		1.67		0.70		0.81
Non-accrual loans	$61,050		$0		$21,471		$82,521
90-days past due loans	408		0		0		408
Total non-performing loans	$61,458		$0		$21,471		$82,929
Non-performing loans as a percent of total loans	27.2%		0.0%		22.7%		19.8%
As of December 31, 2009
Raw land	$66,715	21.2	$10	0	$43,331	44.7	$110,056	20.2	$51,457
Developed land	133,604	42.6	24,942	18.5	53,265	55.0	211,811	38.8	43,525
Construction	14,227	4.5	18,580	13.8	0	0	32,807	6.0	2,735
Substantially completed structures	82,852	26.4	90,858	67.5	157	0.2	173,867	31.9	19,694
Mixed and other	16,521	5.3	290	0.2	85	0.1	16,896	3.1	16,337
Total	$313,919	100.0	$134,680	100.0	$96,838	100.0	$545,437	100.0	$133,748
Weighted-average maturity (in years)	0.35		1.41		1.12		0.74
Non-accrual loans	$112,798		$0		$20,864		$133,662
90-days past due loans	86		0		0		86
Total non-performing loans	$112,884		$0		$20,864		$133,748
Non-performing loans as a percent of total loans	36.0%		0		21.5%		24.5%

Total construction loans decreased by $126.3 million, and non-performing construction loans decreased by $50.8 million from December 31, 2009 to September 30, 2010. The decline in the portfolio was due to principal paydowns, charge-offs, reclassification of completed construction projects into other loan categories, and transfers of loan collateral into OREO as we continue our initiative to reduce and mitigate exposure to this lending category.

Allowance for Credit Losses

The allowance for credit losses includes the allowance for loan losses and the reserve for unfunded commitments. The allowance for loan losses represents management’s best estimate of estimated losses inherent within the existing loan portfolio and is established through a provision for credit losses charged to expense. The allowance for loan losses takes into consideration such factors as changes in the nature, volume, size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic conditions that affect the borrower’s ability to pay and other pertinent factors. Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogenous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. The allowance consists of (i) specific reserves established for probable losses on individual loans for which the recorded investment in the loan exceeds the value of the loan, (ii) reserves based on historical loan loss experience for each loan category, and (iii) the impact of general economic conditions in our marketplace and other qualitative factors.

Table 16
Allowance for Credit Losses
And Summary of Loan Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	2010			2009
	September 30	June 30	March 31	December 31	September 30
Change in allowance for credit losses: (1)
Balance at beginning of quarter	$145,477	$144,824	$144,808	$134,269	$127,528
Loans charged-off:
Commercial and industrial	(13,968)	(5,896)	(5,336)	(23,938)	(13,023)
Agricultural	(489)	(546)	(141)	(180)	0
Office, retail, and industrial	(3,205)	(2,377)	(1,852)	(3,264)	(3,496)
Residential construction	(4,571)	(10,048)	(4,557)	(38,559)	(5,315)
Commercial construction	0	0	0	0	0
Commercial land	(228)	(115)	(270)	(2,848)	(38)
Multi-family	(412)	(732)	(627)	(2,325)	(29)
Investor-owned rental property	(749)	(1,034)	(318)	(1,228)	(624)
Other commercial real estate	(9,668)	(526)	(4,220)	(7,965)	(6,006)
Consumer	(2,139)	(2,546)	(2,508)	(3,262)	(3,369)
Real estate – 1-4 family	(364)	(261)	(168)	(168)	(218)
Total loans charged-off	(35,793)	(24,081)	(19,997)	(83,737)	(32,118)
Recoveries on loans previously charged-off:
Commercial and industrial	706	3,217	873	618	438
Agricultural	0	0	0	0	0
Office, retail, and industrial	380	24	208	(1)	0
Residential construction	111	54	105	244	134
Commercial construction	0	0	0	0	0
Commercial land	0	0	0	134	266
Multi-family	190	247	115	0	0
Investor-owned rental property	1	52	64	(1)	2
Other commercial real estate	199	1	25	57	0
Consumer	160	264	225	225	17
Real estate – 1-4 family	1	0	48	0	2
Total recoveries on loans previously charged-off	1,748	3,859	1,663	1,276	859
Net loans charged-off, excluding covered assets	(34,045)	(20,222)	(18,334)	(82,461)	(31,259)
Net recoveries (charge-offs) on covered assets	11	(651)	0	0	0
Net loans charged off	(34,034)	(20,873)	(18,334)	(82,461)	(31,259)
Provision charged to operating expense:
Provision, excluding provision for covered loans	33,587	20,875	18,350	93,000	38,000
Provision for covered loans	(424)	13,023	0	0	0
Less: expected reimbursement from the FDIC	413	(12,372)	0	0	0
Net provision for covered loans	(11)	651	0	0	0
Total provision charged to operating expense	33,576	21,526	18,350	93,000	38,000
Balance at end of quarter (1)	$145,019	$145,477	$144,824	$144,808	$134,269

	Quarters Ended
	2010		2009
	September 30	June 30	March 31	December 31	September 30
Average loans, excluding covered loans	$5,207,419	$5,204,566	$5,197,499	$5,304,690	$5,346,769
Net loans charged-off to average loans, excluding covered loans, annualized	2.59%	1.56%	1.43%	6.17%	2.32%
Allowance for credit losses at end of period as a percent of:
Total loans, excluding covered loans	2.81%	2.79%	2.79%	2.78%	2.53%
Non-performing loans, excluding covered loans	66%	73%	65%	58%	51%
Average loans, including covered loans	$5,575,146	$5,438,473	$5,406,162	$5,467,093	$5,346,769
Net loans charged-off to average loans, annualized	2.42%	1.54%	1.38%	5.98%	2.32%
Allowance for credit losses at end of period as a percent of:
Total loans	2.57%	2.67%	2.68%	2.71%	2.53%
Non-performing loans	49%	59%	52%	52%	51%

(1)	The allowance for credit losses includes a liability for unfunded commitments of $450 thousand.

The allowance for credit losses represented 2.81% of total loans outstanding, excluding covered loans, at September 30, 2010 compared to 2.78% at December 31, 2009 and 2.53% at September 30, 2009.

Net charge-offs, excluding covered loans, for third quarter 2010 were $34.0 million compared to $20.2 million for second quarter 2010 and $31.3 million for third quarter 2009. The increases for third quarter 2010 relate to the disposition of $30.2 million in primarily non-performing loans referred to earlier. The $13.7 million in losses realized on these transactions were included in net charge-offs for third quarter 2010.

The accounting policies underlying the establishment and maintenance of the allowance for credit losses are discussed in Notes 1 and 7 to the Consolidated Financial Statements of our 2009 10-K.

INVESTMENT IN BANK OWNED LIFE INSURANCE

We purchase life insurance policies on the lives of certain directors and officers and are the sole owner and beneficiary of the policies. We invest in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Financial Condition at each policy’s respective CSV with changes recorded in noninterest income in the Consolidated Statements of Income. As of September 30, 2010, the CSV of BOLI assets totaled $198.7 million compared to $198.0 million as of December 31, 2009.

As of September 30, 2010, 25.0% of our total BOLI portfolio is in general account life insurance distributed between nine insurance carriers, all of which carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 75.0% is in separate account life insurance, which is managed by third party investment advisors under pre-determined investment guidelines. Stable value protection is a feature available with respect to separate account life insurance policies that is designed to protect, within limits, a policy’s CSV from market fluctuations on underlying investments. Our entire separate account portfolio has stable value protection purchased from a highly rated financial institution. To the extent fair values on individual contracts fall below 80%, the CSV of the specific contracts may be reduced or the underlying assets may be transferred to short-duration investments, resulting in lower earnings.

BOLI income for third quarter 2010 declined 5.3% from third quarter 2009. Since fourth quarter 2008, management has elected to accept lower market returns in order to reduce our risk to market volatility through investment in shorter-duration, lower yielding money market instruments. This strategy also had the effect of improving our regulatory capital ratios by reducing risk-weighted assets.

GOODWILL

Goodwill is included in Goodwill and other intangible assets in the Consolidated Statements of Financial Condition. The carrying value of goodwill was $270.8 million as of September 30, 2010 and $262.9 million as of December 31, 2009. The $7.9 million increase resulted from goodwill generated by the Palos acquisition. Goodwill is tested at least annually for impairment or when events or circumstances indicate a need to perform interim tests. The impairment testing is performed using the market capitalization method and, if necessary, by comparing the carrying value of goodwill with the anticipated discounted future cash flows.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarter ended September 30, 2010, December 31, 2009, and September 30, 2009. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 17
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			Third Quarter 2010 % Change From
	September 30, 2010	December 31, 2009	September 30, 2009	Fourth Quarter 2009	Third Quarter 2009
Demand deposits	$1,242,257	$1,115,096	$1,056,188	11.4%	17.6%
Savings deposits	832,672	744,876	749,995	11.8%	11.0%
NOW accounts	1,173,347	953,772	1,062,708	23.0%	10.4%
Money market accounts	1,226,314	1,079,943	995,132	13.6%	23.2%
Transactional deposits	4,474,590	3,893,687	3,864,023	14.9%	15.8%
Time deposits	1,998,694	1,997,824	1,923,314	0.0%	3.9%
Brokered deposits	24,027	10,903	15,131	120.4%	58.8%
Total time deposits	2,022,721	2,008,727	1,938,445	0.7%	4.3%
Total deposits	6,497,311	5,902,414	5,802,468	10.1%	12.0%
Repurchase agreements	199,785	238,904	442,022	(16.4%)	(54.8%)
Federal funds purchased	0	37,886	93,123	(100.0%)	(100.0%)
Federal Home Loan Bank (“FHLB”) advances	138,120	100,403	131,089	37.6%	5.4%
Federal term auction facilities	0	284,783	204,163	(100.0%)	(100.0%)
Total borrowed funds	337,905	661,976	870,397	(49.0%)	(61.2%)
Subordinated debt	137,740	143,816	226,693	(4.2%)	(39.2%)
Total funding sources	$6,972,956	$6,708,206	$6,899,558	3.9%	1.1%
Average interest rate paid on borrowed funds	0.94%	0.76%	1.26%
Weighted-average maturity of FHLB advances	30.6 months	37.5 months	1.7 months
Weighted-average interest rate of FHLB advances	1.95%	2.03%	4.05%

Total average deposits for third quarter 2010 increased 10.1% from fourth quarter 2009 and increased 12.0% from third quarter 2009, with most of the increases in transactional deposits.

Average core transactional deposits for third quarter 2010 were $4.5 billion, an increase of $610.6 million, or 15.8%, from third quarter 2009. Excluding core transactional deposits acquired through FDIC-assisted transactions, the year-over-year increase in core transactional deposits was $394.7 million, or 10.2%.

Average borrowed funds totaled $337.9 million for third quarter 2010, decreasing $532.5 million, or 61.2%, from third quarter 2009. During the last half of 2009 and early 2010, we delevered our balance sheet by using the proceeds from securities sales and maturities to reduce our level of borrowed funds and time deposits, resulting in an increase in our net interest margins.

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

Table 18
Capital Measurements
(Dollar amounts in thousands)

				Regulatory Minimum For “Well- Capitalized”	Excess Over Required Minimums at September 30, 2010

	September 30,		December 31,
	2010	2009	2009
Regulatory capital ratios:
Total capital to risk-weighted assets	16.83%	15.27%	13.94%	10.00%	68%	$438,189
Tier 1 capital to risk-weighted assets	14.78%	12.88%	11.88%	6.00%	146%	$563,334
Tier 1 leverage to average assets	11.98%	10.52%	10.18%	5.00%	140%	$552,526
Regulatory capital ratios, excluding preferred stock (1):
Total capital to risk-weighted assets	13.82%	12.18%	10.93%	10.00%	38%	$245,189
Tier 1 capital to risk-weighted assets	11.77%	9.78%	8.88%	6.00%	96%	$370,334
Tier 1 leverage to average assets	9.54%	7.99%	7.61%	5.00%	91%	$359,526
Tier 1 common capital to risk-weighted assets (2) (3)	10.45%	8.43%	7.56%	N/A (3)	N/A (3)	N/A (3)
Tangible equity ratios:
Tangible common equity to tangible assets	8.34%	6.88%	6.29%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity, excluding other comprehensive loss, to tangible assets	8.46%	7.10%	6.54%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity to risk-weighted assets	10.51%	8.16%	7.27%	N/A (3)	N/A (3)	N/A (3)

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

Common Shares Issued

In January 2010, we issued a total of 18,818,183 shares of common stock at a price of $11.00 per share, which resulted in a $196.0 million increase in stockholders’ equity, net of the underwriting discount and related expenses. We are using the proceeds to improve the quality of our capital position and for general operating purposes. As a result, regulatory and tangible common equity ratios were significantly improved in comparison to December 31, 2009.

Dividends

The Company’s Board of Directors has declared quarterly common stock dividends of $0.010 per share for the past seven quarters.

Since we elected to participate in the U.S. Treasury’s Capital Purchase Program in fourth quarter 2008, our ability to increase quarterly common stock dividends above $0.310 per share will be subject to the applicable restrictions of this program for three years following the sale of the preferred stock.

Other Transactions

In January 2010, the Company made a $100.0 million capital contribution to the Bank. In addition, the Bank sold $168.1 million of non-performing assets to the Company in March 2010. On the date of the sale, the Company recorded the assets at fair value. Given the majority of the assets were collateral dependent loans, fair value was determined based on the lower of current appraisals, sales listing prices, or sales contract values, less estimated selling costs. No allowance for loan losses was recorded at the Company on the date of the purchase of these assets. As of September 30, 2010, the Company had $119.5 million in non-performing assets. Since the banking subsidiary’s financial position and results of operations are consolidated with the Company, this transaction did not change the presentation of these non-performing assets in the consolidated financial statements and did not impact the consolidated Company’s financial position, results of operations, or regulatory ratios. However, these two transactions improved the Bank’s asset quality, capital ratios, and liquidity.

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

We have numerous accounting policies, of which the most significant are presented in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements of our 2009 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the allowance for loan losses, evaluation of impairment of securities, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed in our 2009 10-K.

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

We monitor and manage interest rate risk within approved policy limits. Our current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in all interest rates compared to net interest income in an unchanging interest rate environment. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates. As of December 31, 2009, the percent change expected assuming a gradual decrease in interest rates was outside of policy by 2.1%. Given the current market conditions as of December 31, 2009, the Bank’s Board of Directors temporarily authorized operations outside of policy limits. We were within policy limits as of September 30, 2010.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	+200	-300 (2)		+300
September 30, 2010:
Dollar change	$(5,398)	$9,316	$(8,212)	$12,152	$	N/M	$24,830
Percent change	-2.0%	+3.4%	-3.0%	+4.4%		N/M	+9.0%
December 31, 2009:
Dollar change	$(27,122)	$(2,540)	$(36,934)	$(1,312)	$	N/M	$4,246
Percent change	-10.1%	-1.0%	-13.8%	-0.5%		N/M	+1.6%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.
(2)
N/M – Due to the low level of interest rates as of September 30, 2010 and December 31, 2009, in management’s judgment, an assumed 300 basis point drop in interest rates was deemed not meaningful in the existing interest rate environment.

Overall, in rising interest rate scenarios, interest rate risk volatility moved from being negative at December 31, 2009 to being positive at September 30, 2010. The change in interest rate risk volatility from December 31, 2009 is less negative in declining interest rate scenarios. The drivers of the improvement in the rising interest rate scenarios were longer duration securities sales in the first nine months of 2010 and a first quarter 2010 equity raise of $196.0 million, both of which reduced short-term funding needs of the Company. The reduction in the amount of negative earnings at risk in the declining scenarios is due to an increase in the aggregate interest rate floor on floating rate loans.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200
September 30, 2010:
Dollar change	$(173,184)	$89,679
Percent change	-11.3%	+5.9%
December 31, 2009:
Dollar change	$(101,267)	$(2,013)
Percent change	-6.8%	-0.1%

As of September 30, 2010, the estimated sensitivity of the economic value of equity to changes in interest rates reflected positive exposure to higher interest rates compared to negative exposure as of December 31, 2009 and more negative exposure to lower interest rates compared to that existing at December 31, 2009. The reduction in the securities portfolio reduced our exposure to rising interest rates. The low level of interest paid on transactional deposits caused a negative exposure to falling interest rates since we have limited ability to further reduce those rates.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company disclosed any material pending litigation matters relating to the Company in Item 3 of Part I of its Annual Report on Form 10-K for the year ended December 31, 2009. For the quarter ended September 30, 2010, there were no material developments with regard to any previously disclosed matters, and no other matters were reported during the period, although there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at September 30, 2010. Based on presently available information, the Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial position of the Company.

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

Based on currently available information, the Company has not identified any new or material changes in the Company’s risk factors as previously disclosed, except as discussed under the heading “Regulatory Developments” of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes purchases made by or on our behalf, or by any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2010 pursuant to a repurchase program approved by our Board of Directors on November 27, 2007. Up to 2.5 million shares of our common stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of September 30, 2010. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program

July 1 – July 31, 2010	0	$0	0	2,494,747
August 1 – August 31, 2010	0	0	0	2,494,747
September 1 – September 30, 2010	0	0	0	2,494,747

Total	0	$0	0

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

Date: November 5, 2010

* Duly authorized to sign on behalf of the Registrant.