Form 10-K
period 2010-12-31
FIRST MIDWEST BANCORP INC
filed 2011-03-01
CIK 702325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year-ended December 31, 2010

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

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2010, determined using a per share closing price on that date of $12.16, as quoted on The Nasdaq Stock Market, was $834,080,362.

As of March 1, 2011, there were 74,543,280 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2011 Annual Stockholders’ Meeting - Part III

FORM 10-K

GLOSSARY OF TERMS

First Midwest Bancorp, Inc. provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in Management’s Discussion and Analysis of Financial Condition & Results of Operations and in the Notes to Consolidated Financial Statements.

2011 Proxy Statement:	the Company’s definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on May 18, 2011
Act:	Bank Holding Company Act of 1956, as amended
ALCO:	Asset Liability Committee
AMT:	alternative minimum tax under the Internal Revenue Code of 1986, as amended
ARRA:	American Recovery and Reinvestment Act of 2009
ATM:	automated teller machine
Bank:	First Midwest Bank (one of the Company’s two wholly owned subsidiaries)
BIA:	Banking on Illinois Act
Board:	the Board of Directors of First Midwest Bancorp, Inc.
BOLI:	bank owned life insurance
BSA:	Bank Secrecy Act
CAMELS rating:	a bank’s capital level and supervisory rating
Catalyst:	Catalyst Asset Holdings, LLC (one of the Company’s two wholly owned subsidiaries)
CDOs:	collateralized debt obligations
CFPB:	Consumer Financial Protection Bureau
CMOs:	collateralized mortgage obligations
Code:	the Code of Ethics and Standards of Conduct of First Midwest Bancorp, Inc.
Common Stock:	shares of common stock of First Midwest Bancorp, Inc. $0.01 par value per share, which is traded on the Nasdaq Stock Market under the symbol “FMBI”
Company:	First Midwest Bancorp, Inc.
Council:	Financial Stability Oversight Council created by the Dodd-Frank Act
CPP:	Capital Purchase Program enacted under TARP and the EESA
CRA:	Community Reinvestment Act of 1977
CSV:	cash surrender value
DIF:	the FDIC’s Deposit Insurance Fund
Directors Plan:	Nonemployees Directors Stock Plan
EESA:	Emergency Economic Stabilization Act of 2008
Dodd-Frank Act:	the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS:	earnings per share
Fannie Mae:	Federal National Mortgage Association
FASB:	Financial Accounting Standards Board
FDIA:	Federal Deposit Insurance Act
FDIC:	Federal Deposit Insurance Corporation
FDIC Agreements:	Purchase and Assumption Agreements and Loss Share Agreements between the Bank and the FDIC
Federal Reserve:	Board of Governors of the Federal Reserve system
FHC:	a financial holding company
FHLB:	Federal Home Loan Bank
FICO:	credit score created by Fair Isaac Corporation
FinCEN:	Financial Crimes Enforcement Network
First Midwest:	First Midwest Bancorp, Inc.
FMCT I:	First Midwest Capital Trust I
Freddie Mac:	Federal Home Loan Mortgage Corporation

FSP:	U.S. Department of the Treasury’s Financial Stability Plan
GAAP:	U.S. generally accepted accounting principles
GLB Act:	Gramm-Leach-Bliley Act of 1999
HAMP:	U.S. Department of the Treasury Home Affordable Modification Program
IBA:	Illinois Banking Act
IDFPR:	Illinois Department of Financial and Professional Regulation
LIBOR:	London Interbank Offered Rate
NOL:	net operating loss
OREO:	Other real estate owned, or properties acquired through foreclosure in partial or total satisfaction of certain loans as a result of borrower defaults
OTTI:	other-than-temporary impairment
Parent Company:	First Midwest Bancorp, Inc. on an unconsolidated basis
PSLRA:	Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995
Restoration:	Restoration Asset Management, LLC (a wholly owned subsidiary of Catalyst)
Riegle-Neal:	Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
S&P 500:	Standard & Poor’s 500 Stock Index
S&P SmallCap 600 Banks:	Standard & Poor’s SmallCap 600 Banks Index
Sarbanes-Oxley:	Sarbanes-Oxley Act of 2002
SEC:	U.S. Securities and Exchange Commission
TARP:	Troubled Asset Relief Program
TLGP:	Temporary Liquidity Guarantee Program
Treasury:	U.S. Department of the Treasury
VIE:	variable interest entity

INTRODUCTION

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

AVAILABLE INFORMATION

We file annual, quarterly, and current reports; proxy statements; and other information with the U.S. Securities and Exchange Commission (“SEC”), and we make this information available free of charge on or through the investor relations section of our web site at www.firstmidwest.com/aboutinvestor_overview.asp. You may read and copy materials we file with the SEC from its Public Reference Room at 100 F. Street, NE, Washington DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The following documents are also posted on our web site or are available in print upon the request of any stockholder to our Corporate Secretary:

•	Certificate of Incorporation,
•	Company By-laws,
•	Charters for our Audit, Compensation, and Nominating and Corporate Governance Committees,
•	Related Person Transaction Policies and Procedures,
•	Corporate Governance Guidelines,
•	Code of Ethics and Standards of Conduct (the “Code”), which governs our directors, officers, and employees,
•	Code of Ethics for Senior Financial Officers, and
•	Luxury Policy.

Within the time period required by the SEC and the Nasdaq Stock Market, we will post on our web site any amendment to the Code and any waiver applicable to any executive officer, director, or senior financial officer (as defined in the Code). In addition, our web site includes information concerning purchases and sales of our securities by our executive officers and directors. The Company’s accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”) and general practice within the banking industry. We post on our website any disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time.

Our Corporate Secretary can be contacted by writing to First Midwest Bancorp, Inc., One Pierce Place, Itasca, Illinois 60143, Attn: Corporate Secretary. The Company’s Investor Relations Department can be contacted by telephone at (630) 875-7533 or by e-mail at investor.relations@firstmidwest.com.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

We include or incorporate by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but instead represent only management’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Although we believe the expectations reflected in any forward-looking statements are reasonable, it is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in such statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “probable,” “potential,” or “continue,” and the negative of these terms and other comparable terminology. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report, or when made.

Forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions and may contain projections relating to our future financial performance including our growth strategies and anticipated trends in our business. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, you should refer to Item 1A of Part I and Item 7 of Part II of this Annual Report on Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our subsequent periodic and current reports filed with the SEC. However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.

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

PART I

ITEM 1. BUSINESS

First Midwest Bancorp, Inc.

First Midwest Bancorp, Inc. (“First Midwest” or the “Company”) is a bank holding company incorporated in Delaware in 1982 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). The Company is one of Illinois’ largest publicly traded banking companies with assets of $8.1 billion as of December 31, 2010 and is headquartered in the Chicago suburb of Itasca, Illinois.

History

The Company is the product of the consolidation of over 22 affiliated financial institutions in 1983, followed by several significant acquisitions, including the purchase of SparBank, Incorporated, a $449 million institution in 1997; Heritage Financial Services, Inc., a $1.4 billion institution in 1998; CoVest Bancshares, a $646 million institution in 2003; and Bank Calumet, Inc., a $1.4 billion institution in 2006.

The Company has completed three Federal Deposit Insurance Corporation (“FDIC”)-assisted transactions since October, 2009, as follows:

Institution Acquired	Date Acquired	Assets of Former Institution
First DuPage Bank (“First DuPage”)	October 23, 2009	$260 million
Peotone Bank and Trust Company (“Peotone”)	April 23, 2010	$130 million
Palos Bank and Trust Company (“Palos”)	August 13, 2010	$490 million

For more information regarding these recent acquisitions, please refer to Note 5 of “Notes to Financial Statements” in Item 8 of this Form 10-K.

In the normal course of business, the Company may, from time to time, explore potential opportunities to acquire banking institutions. As a matter of policy, the Company generally does not comment on any dialogue or possible acquisitions until a definitive acquisition agreement has been signed.

Subsidiaries

First Midwest is responsible for the overall conduct, direction, and performance of its subsidiaries. The Company provides various services to its subsidiaries, establishes Company-wide policies and procedures, and provides other resources as needed, including capital. As of December 31, 2010, the following were the primary subsidiaries of First Midwest:

First Midwest Bank (the “Bank”)

The Bank conducts the majority of the Company’s operations. At December 31, 2010, the Bank had $8.0 billion in total assets, $6.6 billion in total deposits, and 100 banking offices primarily in suburban metropolitan Chicago. The Bank employed 1,820 full-time equivalent employees at December 31, 2010.

First Midwest Bank Key Figures (Dollar amounts in thousands)	December 31, 2010
Total assets	$7,983,225
Total deposits	$6,564,112
Banking offices	100
Full-time equivalent employees	1,820

The Bank operates the following wholly owned subsidiaries:

•

FMB Investment Corporation, which was dissolved on December 28, 2010, was a Delaware corporation that managed investment securities, principally municipal obligations, and provided corporate management services to its wholly owned subsidiary, FMB Investment Trust, a Maryland business trust. FMB Investment Trust managed many of the real estate loans originated by the Bank. All of the assets of FMB Investment Corporation were transferred to the Bank upon its dissolution.

•

Calumet Investment Corporation is a Delaware corporation that manages investment securities, principally municipal obligations, and provides corporate management services to its wholly owned subsidiary, Calumet Investments Ltd., a Bermuda corporation. Calumet Investments Ltd. manages investment securities and is largely inactive.

•	Synergy Property Holdings, LLC, a limited liability company, which manages several of the Bank’s other real estate owned (“OREO”) properties.

•

Five limited liability companies (FDB Berkshire, LLC; FDB Sheridan Terrace, LLC; FDB Curtiss Street, LLC; Hamlin Wilson, LLC; and FDB Properties LLC), each of which holds OREO properties acquired by First DuPage. FDB Sheridan Terrace, LLC; FDB Curtiss Street, LLC; and FDB Properties, LLC were dissolved in early 2011.

•	LIH Holdings, LLC, a limited liability company, which holds an equity interest in a Section 8 housing venture.

•	Bankers Title Insurance, LLC was acquired as part of the acquisition of Palos and provides title insurance services to former Palos customers.

•	Bank Calumet Financial Services, Inc., which was dissolved on July 20, 2010, was an Indiana corporation that was largely inactive.

First Midwest Capital Trust I (“FMCT I”)

First Midwest Capital Trust I is a Delaware statutory business trust formed in 2003 for the purpose of issuing $125.0 million in trust-preferred securities and lending the proceeds to the Company in return for junior subordinated debentures of the Company. The Company guarantees, on a limited basis, payments of distributions on the trust-preferred securities and payments on redemption of the trust-preferred securities. In 2009, the Company completed an exchange offer, which resulted in the Company retiring $39.3 million of the junior subordinated debentures at a discount of 20% and redeeming the corresponding trust-preferred securities associated therewith.

FMCT I qualifies as a variable interest entity for which the Company is not the primary beneficiary. Consequently its accounts are not consolidated in the Company’s financial statements. However, the currently outstanding $87.3 million in trust-preferred securities issued by FMCT I are included in the Tier 1 capital of the Company for regulatory capital purposes. For a further description of FMCT I, refer to Note 11 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. For a discussion of the potential impact of the provisions of the recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on the Company’s ability to continue to include the trust-preferred securities in its Tier 1 capital, see the heading “Capital Guidelines” appearing later in this section.

Catalyst Asset Holdings, LLC (“Catalyst”)

Catalyst operates in the same offices as the Bank and manages a portion of the Company’s non-performing assets. The Company established Catalyst in first quarter 2010. In March 2010, the Company purchased $168.1 million of non-performing assets from the Bank and transferred them to Catalyst in the form of a capital injection. As of December 31, 2010, Catalyst had $93.1 million in non-performing assets. Since the banking subsidiary’s financial position and results of operations are consolidated with the Company, this transaction did not change the presentation of these non-performing assets in the consolidated financial statements and did not impact the consolidated Company’s financial position, results of operations, or regulatory capital ratios. However, the transaction improved the Bank’s asset quality, capital ratios, and liquidity.

Catalyst has one wholly owned subsidiary, Restoration Asset Management, LLC (“Restoration”), a limited liability company, which manages Catalyst’s OREO properties. The Bank provides certain administrative and management services to Catalyst and Restoration pursuant to a services agreement. The amounts charged under this services agreement are intended to reflect the actual costs to the Bank for providing such services.

Market Area

The Bank’s largest service area is the suburban metropolitan Chicago market, which includes the counties surrounding Cook County, Illinois. This area extends from the cities of Zion and Waukegan, Illinois into northwest Indiana, including the cities of Crown Point and St. John, Indiana. The Company’s other service areas are in central and western Illinois, which includes the cities of Champaign, Danville, and Galesburg, and eastern Iowa, or “Quad-Cities”, which includes the cities of Davenport, Bettendorf, Moline, and East Moline. These service areas include a mixture of urban, suburban, and rural markets. The Bank’s business of attracting deposits and making loans is primarily conducted within its service areas and may be affected by significant changes in their economies. These service areas contain a diversified mix of industry groups, including manufacturing, health care, pharmaceutical, higher education, wholesale and retail trade, service, and agricultural.

When comparing large national metropolitan areas, the Chicago metropolitan area currently ranks as follows:

•	Third in the nation with respect to total businesses,
•	Third in total population,
•	Twelfth in average household income, and
•	Twelfth in median income producing assets.

Competition

The banking and financial services industry in the Chicago metropolitan area is highly competitive, and the Company expects it to remain so in the future. Generally, the Bank competes for banking customers and deposits with other local, regional, national, and internet banks and savings and loan associations; personal loan and finance companies and credit unions; and mutual funds and investment brokers. The Company faces intense competition from local and out of state institutions within its service areas.

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

Our Business

The Bank offers a variety of traditional financial products and services that are designed to meet the financial needs of the customers and communities it serves. For over 60 years, the Bank has been in the basic business of community banking, namely attracting deposits and making loans, as well as providing wealth management, investment, and retirement planning services. The Company does not engage in any sub-prime lending, nor does it engage in non-commercial banking activities, such as investment banking services.

Deposit and Retail Services

The Bank offers a full range of deposit services that are typically available in most commercial banks and financial institutions, including checking accounts, NOW accounts, money market accounts, savings accounts, and time deposits of various types, ranging from shorter-term to longer-term certificates of deposit. The transaction accounts and time deposits are tailored to our primary service area at competitive rates. The Company also offers certain retirement account services, including individual retirement accounts.

Lending Activities

The Bank originates commercial and industrial, agricultural, commercial real estate, and consumer loans. Substantially all of the Company’s borrowers are residents of the Bank’s service areas. The Company’s largest category of lending is commercial real estate (including residential construction loans), followed by commercial and industrial. Generally, real estate loans are secured by the land and any improvements to, or developments on, the land. Generally, loan-to-value ratios at time of issuance are 50% for unimproved land and 65% for developed land. The Company’s consumer loans consist primarily of home equity loans and lines of credit.

No individual or single group of related accounts is considered material in relation to the assets or deposits of the Bank or in relation to the overall business of the Company. However, 65.8% of our loan portfolio at December 31, 2010 consisted of real estate-related loans, including construction loans, residential mortgage loans, and commercial mortgage loans.

For detailed information regarding the Company’s loan portfolio, see the “Loan Portfolio and Credit Quality” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Sources of Funds

The Bank’s ability to maintain affordable funding sources allows the Company to meet the credit needs of its customers and the communities it serves. As of December 31, 2010, deposits were a relatively stable form of funding, and they were the primary source of the Company’s funds for lending and other investment purposes. Deposits funded 79.9% of the Company’s assets at the end of 2010, with a net loans-to-deposits ratio of 78.3%. Consumer and commercial deposits come from the Company’s primary service areas through a broad selection of deposit products. By maintaining core deposits, the Company both controls its funding costs and builds client relationships.

In addition to deposits, the Company obtains funds from the amortization, repayment, and prepayment of loans; the sale or maturity of investment securities; advances from the Federal Home Loan Bank (“FHLB”), brokered repurchase agreements and certificates of deposits, and federal funds purchased; cash flows generated by operations; and proceeds from sales of the Company’s common and preferred stock. For detailed information regarding the Company’s funding sources, see the “Funding and Liquidity Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Investment Activities

The Bank maintains a sizeable securities portfolio in order to provide the Company with financial stability, asset diversification, income, and collateral for borrowing. The Company administers this securities portfolio in accordance with an investment policy that has been approved and adopted by the Board of Directors of the Bank. The Company’s Asset Liability Committee (“ALCO”) implements the investment policy based on the established guidelines within the written policy.

The basic objectives of the Bank’s investment activities are to enhance the profitability of the Company by keeping its investable funds fully employed, provide adequate regulatory and operational liquidity, minimize and/or adjust the interest rate risk position of the Company, minimize the Company’s exposure to credit risk, and provide collateral for pledging requirements. For detailed information regarding the Company’s securities portfolio, see the “Investment Portfolio Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Supervision and Regulation

The Bank is an Illinois state chartered bank and a member of the Board of Governors of the Federal Reserve System (“Federal Reserve”), which has the primary authority to examine and supervise the Bank in coordination with the Illinois Department of Financial and Professional Regulation (the “IDFPR”). The Company is a bank holding company and is also subject to the primary regulatory authority of the Federal Reserve. The Company and its subsidiaries are also subject to extensive secondary regulation and supervision by various state and federal governmental regulatory authorities including the FDIC, which oversees insured deposits, and the U.S. Department of the Treasury (“Treasury”), which enforces money laundering and currency transaction regulations. In addition to banking regulations, as a public company, the Company is under the jurisdiction of the U.S. Securities and Exchange Commission (“SEC”) and the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate the scope of business, investments, reserves against deposits, capital levels, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations, dividends, and other things. This supervision and regulation is intended primarily for the protection of the FDIC’s deposit insurance fund (“DIF”) and the depositors, rather than the stockholders, of a financial institution.

The following sections describe the significant elements of the material statutes and regulations affecting the Company and its subsidiaries, many of which are the subject of ongoing revision and legislative rulemaking as a result of the government’s long-term regulatory reform of the financial markets and the implementation of the Dodd-Frank Act, which is discussed in more detail later in this report. In some cases, the proposals include a radical overhaul of the regulation of financial institutions or limitations on the products they offer.

The final regulations or regulatory policies that are applicable to the Company and its subsidiaries and eventually adopted by the U.S. government may be disruptive to the Company’s business and could have a material adverse effect on its business, financial condition, and results of operations. The Company cannot accurately predict the nature or the extent of the effects that any such changes would have on its business and earnings. The following discussions are summaries of the material statutes and regulations affecting the Company and its subsidiaries as currently in effect and are qualified in their entirety by reference to such statutes and regulations.

Federal Reserve System

The Federal Reserve System serves as the nation’s central bank and is responsible for monetary policy. It consists of a seven member Board of Governors in Washington, D.C. and twelve reserve banks located in major cities throughout the U.S. Through the Federal Reserve Act and the Bank Holding Company Act of 1956, as amended (described below), the Federal Reserve has regulatory and supervisory responsibilities over its member banks, bank holding companies, and Edge Act and agreement corporations. The Federal Reserve also sets margin requirements, which limit the use of credit for purchasing or carrying securities, and develops and administers regulations that implement major federal laws governing consumer credit such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, and the Truth in Savings Act.

Bank Holding Company Act of 1956, As Amended (the “Act”)

Generally, the Act governs the acquisition and control of banks and non-banking companies by bank holding companies and requires bank holding companies to register with the Federal Reserve. The Act requires a bank holding company to file an annual report of its operations and such additional information as the Federal Reserve may require. A bank holding company and its subsidiaries are subject to examination by the Federal Reserve. The Act’s principal areas of concern include:

•	The Federal Reserve’s jurisdiction to regulate the terms of certain debt issues of bank holding companies, including the authority to impose reserve requirements.

•

The acquisition of 5% or more of the voting shares of any bank or bank holding company, which generally requires the prior approval of the Federal Reserve and is subject to applicable federal and state law, including the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”) for interstate transactions.

•

Prohibiting (with certain exceptions) a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any “non-banking” company unless the non-banking activities are found by the Federal Reserve to be “so closely related to banking as to be a proper incident thereto.” Under current regulations of the Federal Reserve, a bank holding company and its non-bank subsidiaries are permitted to engage in such banking-related business ventures as consumer finance, equipment leasing, data processing, mortgage banking, financial and investment advice, securities brokerage services, and other activities.

•	Acquisition of “control” (10% of the outstanding shares of any class of voting stock) of a bank or bank holding company without prior notice to certain federal bank regulators.

Federal Reserve Act

Any transactions between the Bank and the Company and their respective subsidiaries are regulated by the Federal Reserve Act, including Sections 23A and 23B. These regulations place restrictions on loans by a bank to an affiliate, asset purchases by a bank from an affiliate, and other transactions between a bank and its affiliates. These regulations limit credit transactions between a bank and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, requires arms-length transactions between affiliates, and restricts the types of collateral security permitted in connection with a bank’s extension of credit to affiliates. Section 22(h) of the Federal Reserve Act limits how much and on what terms a bank may lend to its insiders and insiders of its affiliates, including executive officers and directors.

Bank holding companies act as a source of financial and managerial strength to their subsidiary banks. Under this policy, the holding company is expected to commit resources to support its bank subsidiary even at times when the holding company may not be in a financial position to provide it. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

Community Reinvestment Act of 1977 (the “CRA”)

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by providing credit to low-income and moderate-income individuals and communities. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s record of meeting the credit needs of its community. During its last examination, the Bank received a rating of “outstanding,” the highest available.

Gramm-Leach-Bliley Act of 1999 (the “GLB Act”)

The GLB Act allows for banks and certain other financial institutions to enter into combinations that permit a single financial services organization to offer customers a more comprehensive array of financial products and services. Such products and services may include insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. Activities that are “complementary” to financial activities are also authorized. Under the GLB, the Federal Reserve may not permit a company to form a financial holding company if any of its insured depository institution subsidiaries (i) are not well-capitalized and well managed or (ii) did not receive at least a satisfactory rating in their most recent CRA exam.

Also under the GLB Act, a financial institution may not disclose non-public personal information about a consumer to unaffiliated third parties unless the institution satisfies various disclosure requirements and the consumer has not elected to opt out of the information sharing. Under the GLB Act, a financial institution must provide its customers with a notice of its privacy policies and practices. The Federal Reserve, the FDIC, and other financial regulatory agencies have issued regulations implementing notice requirements and restrictions on a financial institution’s ability to disclose non-public personal information about consumers to unaffiliated third parties.

Bank Secrecy Act and USA PATRIOT Act

The Bank Secrecy and USA Patriot Acts require financial institutions to develop programs to prevent them from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the Treasury’s Office of Financial Crimes Enforcement Network (“FinCEN”). These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with these regulations could result in sanctions and possible fines. In recent years, several banking institutions have received sanctions and some have incurred large fines for non-compliance with these laws and regulations.

Consumer Financial Protection

The Bank is subject to a number of regulations intended to protect consumers in various areas such as equal credit opportunity, fair lending, customer privacy, identity theft, and fair credit reporting. For example, deposit activities are subject to such acts as the Federal Truth in Savings Act and the Illinois Consumer Deposit Account Act. Electronic banking activities are subject to federal law, including the Electronic Funds Transfer Act, and state laws. Trust activities of the Bank are subject to the Illinois Corporate Fiduciaries Act. Loans made by the Bank are subject to applicable provisions of the Illinois Interest Act, the Federal Truth in Lending Act, and the Illinois Financial Services Development Act. Significant consumer regulations include:

•

Overdraft Regulation. The Federal Reserve has amended its regulation regarding electronic fund transfers effective July 1, 2010. The new regulation requires consumers to opt in, or affirmatively consent, to the institution’s overdraft service for ATM and one-time debit card transactions before overdraft fees may be assessed on the account. Consumers must also be provided a clear disclosure of the fees and terms associated with the institution’s overdraft service.

•

Registration. The Secure and Fair Enforcement for Mortgage Licensing Act requires the registration of residential mortgage loan originators employed by banks, savings associations, credit unions, Farm Credit System institutions, and certain subsidiaries of these financial institutions to register with the Nationwide Mortgage Licensing System and Registry, obtain a unique identifier from the registry, and maintain this registration.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act will result in sweeping changes in the regulation of financial institutions aimed at strengthening the operation of the financial services sector. The Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to, or more likely to initially affect, larger institutions. However, it contains numerous other provisions that will affect all banks and bank holding companies that will fundamentally change the system of bank oversight. The Dodd-Frank Act includes provisions that, among other things:

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF, and increase the floor on the size of the DIF. This change generally will require an increase in the level of assessments for financial institutions with assets in excess of $10 billion.

•

Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactional and other accounts.

•

Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve called the Consumer Financial Protection Bureau, which will be responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. One of these requirements will preclude the Company from including in Tier 1 capital any trust-preferred securities or cumulative preferred stock, issued on or after May 19, 2010. The Company’s currently outstanding trust-preferred securities will be grandfathered and its currently outstanding Troubled Asset Relief Program (“TARP”) preferred securities will continue to qualify as Tier 1 capital.

•

Amend the Electronic Fund Transfer Act to give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the issuer’s actual cost of a transaction.

Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The specific impact of the Dodd-Frank Act on our current activities or new financial activities will be considered in the future, and our financial performance and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers, or the financial industry in general.

Capital Guidelines

The Federal Reserve and other federal bank regulators have established risk-based capital guidelines to provide a framework for assessing the adequacy of the capital of national and state banks, thrifts, and their holding companies (collectively, “banking institutions”). These guidelines apply to all banking institutions, regardless of size, and are used in the examination and supervisory process and in the analysis of applications to be acted upon by the regulatory authorities. These guidelines require banking institutions to maintain capital based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”).

The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments (“risk-weighted assets”).

Capital is classified in one of the following three tiers:

•

Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, and qualifying trust-preferred securities, less goodwill, most intangible assets, and certain other assets.

•

Supplementary Capital (Tier 2). Tier 2 capital includes perpetual preferred stock and trust-preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and the allowance for credit losses, subject to limitations.

•	Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

The Company and the Bank are currently required to maintain Tier 1 capital and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of their total risk-weighted assets. In addition, for a depository institution to be considered “well-capitalized” under the regulatory framework, its Tier 1 and total capital ratios must be at least 6.0% and 10.0%, respectively, of its total risk-weighted assets. Bank holding companies and banks subject to the market risk capital guidelines are required to incorporate market and interest rate risk components into their risk-based capital standards.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final capital framework, among other things:

•	Introduces as a new capital measure “Common Equity Tier 1” (“CET1”),
•	Specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements,
•	Defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital,
•	Expands the scope of the adjustments as compared to existing regulations, and
•	Adopts an international standard for a leverage ratio calculated as Tier I capital to adjusted average assets plus certain off-balance sheet exposures.

The implementation of the Basel III final framework will commence on January 1, 2013. On that date, banking institutions will be required to meet minimum capital ratios. A 2.5% capital conversion buffer will be added to each ratio as it is phased in until full implementation on January 1, 2019. The minimum capital ratios are as follows:

	Minimum Required on January 1, 2013	Capital Conversion Buffer	Minimum Required on January 1, 2019
CET1 to risk-weighted assets	4.5%	2.5%	7.0%
Tier 1 capital to risk-weighted assets	6.0%	2.5%	8.5%
Total capital to risk-weighted assets	8.0%	2.5%	10.5%
Leverage ratio	N/A	N/A	3.0%

Basel III also provides for a “countercyclical capital buffer” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1 that will be phased-in over a five-year period. The implementation of the capital conservation buffer will begin on January 1, 2016 and will be phased in over a four-year period. The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III.

Given the many ongoing regulatory initiatives relative to capital requirement, the regulations ultimately applicable to the Company and the Bank may be substantially different from the requirements discussed above. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

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

FDIC Insurance Premiums

The Bank’s deposits are insured through the DIF, which is administered by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It may also prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF.

The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories, which are distinguished by capital levels and supervisory ratings.

On February 7, 2011, the FDIC approved a final rule on Assessments, Dividends, Assessment Base, and Large Bank Pricing. The final regulation followed a series of FDIC proposed regulations dating back to April 2010, and the final rule encompasses all of these proposed rules. At present, for deposit insurance assessment purposes, an insured depository institution is placed into one of four risk categories each quarter, determined primarily by the institution’s capital levels and supervisory evaluation. The total base assessment rates that can be levied on banks range from 7 points for Risk Category I institutions to 77.5 points for Risk Category IV institutions. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. Its assessment base is, and has historically been, domestic deposits, with some adjustments.

Under the new rule mandated by the Dodd-Frank Act, the total base assessment rates will range from 2.5 points to 45 points and will be based on average consolidated total assets minus average tangible equity rather than domestic deposits. In addition, the rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments if the DIF reserve ratio exceeds 1.5 percent but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. Under the rule, larger insured depository institutions will likely be forced to pay higher assessments to the DIF than under the old system.

The rule will take effect for the quarter beginning April 1, 2011 and will be reflected in the invoices for assessments due September 30, 2011. However, because the Dodd-Frank Act requires that several changes be made to the Consolidated Reports of Condition and Income and the Thrift Financial Report, the effective date is contingent upon these changes being made and may be delayed.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Sarbanes-Oxley has established new membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate the Company’s disclosure controls and procedures and our internal control over financial reporting, and required auditors to issue a report on the Company’s internal control over financial reporting.

Economic Recovery Programs

In response to the financial market crisis and continuing economic uncertainty, the U.S. government took a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including measures available under the Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), which included the TARP. Under the EESA, the Treasury may take a range of actions to provide liquidity to the U.S. financial markets, including the direct purchase of equity of financial institutions through the Treasury’s Capital Purchase Program (“CPP”).

The Company elected to participate in the CPP, and on December 5, 2008, First Midwest issued to the Treasury, in exchange for aggregate consideration of $193.0 million, (i) 193,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, liquidation preference of $1,000 per share (“Preferred Shares”) and (ii) a ten-year warrant (“Warrant”) to purchase up to 1,305,230 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) at an exercise price, subject to anti-dilution adjustments, of $22.18 per share. Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years and at a rate of 9% per annum thereafter. The securities were sold in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Preferred Shares generally are nonvoting and qualify as Tier 1 capital.

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

In addition, on February 10, 2009, the Treasury adopted the Financial Stability Plan (“FSP”), which is a comprehensive set of measures intended to shore up the financial system. The core elements of the plan include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs, and expanding the Federal Reserve lending program.

Executive Compensation Limitations

Incident to its participation in the CPP, the Company is subject to the executive compensation limitations contained in the EESA and ARRA. These limitations apply to certain of the Company’s senior and highly compensated officers and apply as long as the Company holds TARP funds. Currently the limitations include: (i) a prohibition on accruing or paying any bonus, retention award, or incentive compensation to the five most highly compensated officers; (ii) a prohibition on making “golden parachute payments” (as defined by IRS Section 280(G)) to certain senior and highly compensated officers; (iii) a prohibition on the payment of any “tax gross-up” to certain senior and highly compensated officers; (iv) the recovery of any bonus or incentive compensation paid to certain senior and highly compensated officers if the financial criteria it was based on was later proven to be materially inaccurate; and (v) a prohibition on compensation that encourages employees to take unnecessary and excessive risks that could threaten the value of the Company.

The Company’s Compensation Committee must also certify that it has reviewed with the Company’s senior risk officers at least every six months: (i) the Company’s compensation plans for senior executive officers to ensure that the plans do not encourage unnecessary and excessive risks taking that may threaten the value of the Company; and (ii) all employee compensation plans “in light of the risks posed to the Company.”

The ARRA also empowers the Treasury Secretary with the authority to review bonus, retention, and other compensation paid to senior executive officers that have received the TARP assistance to determine if the compensation was inconsistent with the purposes of the ARRA or TARP, or otherwise contrary to the public interest and, if so, seek to negotiate reimbursements. The provisions of the ARRA will apply to the Company until it has redeemed the securities sold to the Treasury under the CPP.

Employee Incentive Compensation

In July 2010, the Federal Reserve, along with the other federal banking agencies, issued guidance applying to all banking organizations that requires that their incentive compensation policies be consistent with safety and soundness principles. Under these rules, financial organizations must review their compensation programs to insure that they: (i) provide employees with incentives that appropriately balance risk and reward and that do not encourage imprudent risk; (ii) be compatible with effective controls and risk management; and (iii) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

In addition, on February 7, 2011, the Federal Reserve, along with other federal banking agencies, the National Credit Union Administration, the SEC, and the Federal Housing Finance Agency, published for comment a proposed rule that would regulate incentive-based compensation for entities deemed to be a “covered financial institution”, which would include both the Company and the Bank. These proposed rules incorporate many of the executive compensation principles described above, including a prohibition on compensation practices that encourage covered persons to take inappropriate risks by providing such person with excessive compensation. Comments are due within 45 days of publication in the Federal Register.

Future Legislation

In addition to the specific legislation described above, various additional legislation is currently being considered by Congress. This legislation may change banking statutes and the Company’s operating environment in substantial and unpredictable ways and may increase reporting requirements and governance. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on its business, results of operations, or financial condition.

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

Risks Related to the Company’s Business

The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally.

The Company’s financial performance generally is dependent upon the business environment in the suburban metropolitan Chicago market, the state of Illinois, and the U.S. as a whole. In particular, the current environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans as well as the value of collateral securing those loans. A favorable business environment is generally characterized by economic growth, efficient capital markets, low inflation, high business and investor confidence, strong business earnings, and other factors. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

The suburban metropolitan Chicago market, the state of Illinois, and the U.S. as a whole has gone through a prolonged downward economic cycle from 2007 through 2010. Significant weakness in market conditions adversely impacted all aspects of the economy including the Company’s business. In particular, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of construction loans, which resulted in significant write-downs of assets by many financial institutions. Business activity across a wide range of industries and regions was greatly reduced, and local governments and many businesses experienced serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. In addition, unemployment increased significantly during that period. The business environment was adverse for many households and businesses in the suburban metropolitan Chicago market, the state of Illinois, the U.S., and worldwide.

During the past three years, the general business environment has had an adverse effect on the Company’s business, and there can be no assurance that the environment will improve in the near term. Although the economy has shown slight indications of slow improvement, such as an increase in consumer spending and stabilization in the labor and financial markets, we expect only moderate improvement in these conditions in the near future. Currently, unemployment levels remain elevated, housing prices remain depressed, and demand for housing is weak due to distressed sales and tightened lending standards. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. Continued market stress could have a material adverse effect on the credit quality of the Company’s loans, and therefore, its financial condition and results of operations as well as other potential adverse effects including:

•	There could be an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.

•	There could be an increase in write-downs of asset values by financial institutions including the Company.

•

The Company’s ability to assess the creditworthiness of customers could be impaired if the models and approaches we use to select, manage, and underwrite credits become less predictive of future performance.

•

The process we use to estimate losses inherent in the Company’s loan portfolio requires difficult, subjective, and complex judgments. This process includes forecasts of economic conditions and the impact of these economic conditions on borrowers’ ability to repay their loans. The process could no longer be capable of accurate estimation and may, in turn, impact its reliability.

•	The Bank could be required to pay significantly higher FDIC premiums in the future if losses further deplete the DIF.

•

The Company could face increased competition due to intensified consolidation of the financial services industry. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on our ability to access capital and on the Company’s business, financial condition, and results of operations.

The Company’s business may be adversely affected in the future by the implementation of ongoing regulations regarding banks and financial institutions under the Dodd-Frank Act.

The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. Financial institution regulation has been the subject of significant legislation in recent years and will be the subject of further significant legislation in the future. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Company’s business, financial condition, results of operations, or liquidity.

On July 21, 2010, President Obama signed into law The Dodd-Frank Act, which significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations and, consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. See the section titled “Supervision and Regulation in Item 1” of this Form 10-K for a discussion of several significant provisions of the Dodd-Frank Act.

The Dodd-Frank Act is intended to address specific issues that contributed to the financial crisis and is heavily remedial in nature. Several provisions in the Act are applicable to larger institutions (greater than $10 billion in assets). Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company. However, compliance with this new law and its implementing regulations likely will result in additional operating costs that could have a material adverse effect on our financial condition and results of operations. Some of these regulations include:

•

The Dodd-Frank Act requires new capital regulations to be adopted within 18 months. These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations. Generally, trust-preferred securities will no longer be eligible as Tier 1 capital, but the Company’s currently outstanding trust-preferred securities and TARP preferred stock will be grandfathered and its currently outstanding TARP preferred securities will continue to qualify as Tier 1 capital.

•

The Dodd-Frank Act creates the Consumer Financial Protection Bureau (“CFPB”), which will be housed in the Federal Reserve. The CFPB will be independent from the Federal Reserve, and it will have a separate budget. The CFPB has rulemaking authority to promulgate regulations regarding consumer financial products and services offered by all banks and thrifts, their affiliates, and many non-bank financial services firms. We cannot determine what the impact the CFPB’s rules and regulations might have on the Bank, its product offerings, its customers’ ability to purchase products to meet their specific needs, or the Bank’s general business practices, but they are likely to be significant given the CFPB’s broad powers. The CFPB will have examination and enforcement authority over all banks with more than $10 billion in assets.

•

The Dodd-Frank Act created the Financial Stability Oversight Council (the “Council”) with the primary obligation to identify, monitor, and assist in the management of systemic risk that may pose a threat to the country’s financial system. Included in its responsibilities is a requirement to review and, at its option, submit comments as appropriate to any standard-setting body, such as the Financial Accounting Standards Board (“FASB”), with respect to existing or proposed accounting principles, standards, or procedures. Though this responsibility may not directly impact the Company, the Council’s review and commentary on accounting matters may result in more consideration by standard-setters of the volatility created by some of its current and proposed standards.

•

The Dodd-Frank Act permanently implemented FDIC insurance coverage for all deposit accounts up to $250,000. Furthermore, the insurance premium assessment base is revised from all domestic deposits to the average of total assets less tangible equity. The minimum reserve ratio of the deposit insurance fund is increased from 1.15% to 1.35%, with the increase to be covered by assessments on insured institutions with assets over $10 billion until the new reserve ratio is reached. We believe in the short-term, the change in the assessment base calculation may result in a reduced premium charge for the Company from its current charge, but may not result in a lower expense amount since the Company continues to grow its asset base and the FDIC is required to grow its reserves, which have been depleted during this recession.

•

The Dodd-Frank’s Act’s so-called “Durbin Amendment” requires the Federal Reserve Board to adopt regulations limiting interchange fees that can be charged in an electronic debit card transaction to the “reasonable and proportionate” costs related to the incremental cost of the transaction. Banks under $10 billion in assets are exempt, which would include the Company. The Federal Reserve Board has until July 2011 to complete its regulations, so the timing and ultimate extent of impact to the Company is unknown.

•

The Dodd-Frank Act significantly changes the regulatory structure of the mortgage lending business, but, in effect, has codified the prudent and customer-focused activities the Company has always pursued. For example, the Dodd-Frank Act provides that a creditor must make a reasonable and good faith determination of a consumer’s ability to repay before making a residential mortgage loan. The determination must be based on verified and documented information and must take into account all applicable taxes, insurance, and assessments. This provision could add substantial burdens by requiring the establishment of an escrow account in connection with many 1-4 family mortgages for the payment of taxes and hazard insurance and, if applicable, flood insurance, mortgage insurance, ground rents, and any other required periodic payments or premiums with respect to the property or the loan terms.

•

The Dodd-Frank Act also modifies the calculation for a loan to be subject to “high-cost-loan” status under the Home Ownership and Equity Protection Act by requiring the annual percentage rate to be compared to the average prime offer rate for a comparable transaction and not the rate on U.S. Treasury securities having a comparable maturity. The points and fees trigger is lowered, and a prepayment fee trigger is added.

•

The Dodd-Frank Act authorizes the CFPB to require banks to compile and provide reports relating to its consumer lending, marketing, and other consumer business activities and to make that information available to the public if it is “in the public interest.”

•

The Dodd-Frank Act establishes a modified version of the “Volcker Rule” and generally prohibits banks from engaging in proprietary trading or holding or obtaining an interest in a hedge fund or private equity fund, to the extent that it would exceed 3% of its Tier 1 capital. A bank’s interest in any single hedge fund or private equity fund may not exceed 3% of the assets of that fund. Currently it is unclear if some separate-account bank-owned life insurance (“BOLI”) policies may be included in the definitions of “hedge fund” and “private equity fund,” given their frequent exemption from registration under section 3(c)(1) or 3(c)(7) of the Investment Company Act of 1940. The Company like many other financial institutions uses separate-account BOLI permanent life insurance policies to finance the Company’s employee benefit liabilities. By subjecting separate account BOLI to the Volcker Rule, we could face a significant financial burden as a result of being required to sell the Company’s interests in its separate-account BOLI policies.

•	The Dodd-Frank Act authorizes banks to pay interest on business checking accounts, which is likely to significantly increase the Company’s interest expense.

•

The Dodd-Frank Act adopts various mortgage lending and predatory lending provisions, which will likely have a significant impact on the Company’s administrative expense associated with these lines of business.

•

The Dodd-Frank Act requires federal regulators jointly to prescribe regulations mandating that financial institutions with more than $1 billion in assets to disclose to their regulators their incentive compensation plans to permit the regulators to determine whether the plans provide executive officers, employees, directors or principal shareholders with excessive compensation, fees or benefits; or could lead to material financial loss to the institution.

The Company is subject to interest rate risk.

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

The Company is subject to lending risk.

There are inherent risks associated with the Company’s lending activities and underwriting and documentation controls cannot mitigate all credit risk, especially those outside the Company’s control. These risks include the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those across the U.S. Increases in interest rates and/or continuing weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing those loans.

In particular, continuing economic weakness on real estate and related markets could further increase the Company’s lending risk as it relates to its commercial real estate loan portfolio and the value of the underlying collateral. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil monetary penalties against the Company.

As of December 31, 2010, 82.6% of the Company’s loan portfolio consisted of commercial and industrial and commercial real estate loans. These types of loans are typically larger loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loan Portfolio and Credit Quality” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” located elsewhere in this report for further discussion related to commercial and industrial and commercial real estate loans.

Continued deterioration in the real estate market could result in loans that we have restructured to become delinquent and classified as non-accrual loans.

At December 31, 2010, impaired loans included $22.4 million in restructured loans still accruing interest. Restructured loans are loans for which the original contractual terms have been modified, including forgiveness of principal or interest, due to deterioration in the borrower’s financial condition. Loan modifications are generally performed at the request of the individual borrower and may include reduction in interest rates, changes in payments, and maturity date extensions. A further decline in the economic conditions in the Company’s general market areas or other factors could adversely impact borrowers with restructured loans and cause borrowers to become delinquent or otherwise default or call into question their ability to repay full interest and principal in accordance with the restructured terms. Failure to comply with the restructured terms would result in the restructured loan being reclassified as non-accrual, which could have an adverse effect on the Company’s financial condition and results of operations.

The Company’s lending activities are subject to strict regulations.

The Company is subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil monetary penalties against the Company and could have a material adverse effect on the Company’s business and results of operations.

The Company’s allowance for credit losses may be insufficient.

The Company maintains an allowance for credit losses (“allowance”), which is a reserve established through a provision for loan losses charged to expense that represents management’s best estimate of probable losses inherent in the existing loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; credit loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the Company to make estimates of significant credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Company’s control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review the Company’s allowance for credit losses and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, the Company will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and capital and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Allowance for Credit Losses” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for credit losses.

Real estate market volatility and future changes in disposition strategies could result in net proceeds that differ significantly from fair value appraisals of loan collateral and other real estate owned (“OREO”) and could negatively impact the Company’s operating performance.

Many of the Company’s non-performing real estate loans are collateral-dependent, meaning the repayment of the loan is largely dependent upon the successful operation of the property securing the loan. For collateral-dependent loans, we estimate the value of the loan based on appraised value of the underlying collateral less costs to sell. The Company’s OREO portfolio consists of properties that it obtained through foreclosure in satisfaction of loans. OREO properties are recorded at the lower of the recorded investment in the loans for which the properties served as collateral or estimated value, less estimated selling costs.

In determining the value of OREO properties and loan collateral, an orderly disposition of the property is generally assumed, except where a different disposition strategy is expected. The disposition strategy the Company has in place for a loan will determine the appraised value it uses (e.g., “as-is”, “orderly liquidation”, “forced liquidation”). Significant judgment is required in estimating the fair value of property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2009 and 2010.

In response to market conditions and other economic factors, the Company may utilize alternative sale strategies other than orderly dispositions as part of its disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from estimates used to determine the value of the properties. This could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company’s estimate of fair values for its investments may not be realizable if it were to sell these securities today.

The Company’s available-for-sale securities are carried at fair value. Accounting standards require the Company to categorize these according to a fair value hierarchy. Over 98% of the Company’s available-for-sale securities were categorized in level 2 of the fair value hierarchy (meaning that their fair values were determined by quoted prices for similar assets or other observable inputs). The remaining were categorized as level 3 (meaning that their fair values were determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. The current market disruptions make valuation even more difficult and subjective.

Due to illiquidity in the secondary market for the Company’s level 3 securities, fair value of these securities is estimated using discounted cash flow analyses with the assistance of a structured credit valuation firm. Third-party sources also use assumptions, judgments, and estimates in determining securities values, and different third parties use different methodologies or provide different prices for similar securities. In addition, the nature of the business of the third party source that is valuing the securities at any given time could impact the valuation of the securities. Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2010, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction.

Turmoil in the financial markets could result in lower fair values for the company’s investment securities.

Major disruptions in the capital markets experienced in the past three years have adversely affected investor demand for all classes of securities and resulted in volatility in the fair values of the Company’s investment securities. Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary impairment, which could have a material adverse effect on the Company’s financial condition and results of operations.

Municipal securities can also be impacted by the business environment of their geographic location. Although this type of security has historically experienced extremely low default rates, municipal securities are subject to systemic risk since cash flows are generally dependent upon (i) the ability of the issuing authority to levy and collect taxes or (ii) the ability of the issuer to charge for and collect payment for essential services rendered. If the issuer defaults on its payments, it may result in the recognition of an other-than-temporary impairment or total loss, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s investment in bank owned life insurance may decline in value.

The Company has bank owned life insurance contracts with a cash surrender value (“CSV”) of $197.6 million as of December 31, 2010. A majority of these contracts are separate account contracts. These contracts are supported by underlying investments whose fair values are subject to volatility in the market. The Company has limited its risk of loss in value of the securities by putting in place stable value contracts that provide protection from a decline in fair value down to 80% of the CSV of the insurance policies. To the extent fair values on individual contracts fall below 80% of book value, the CSV of specific contracts may be reduced or the underlying assets transferred to short-duration investments, resulting in lower earnings. Given the decline in the market during 2008, the Company transferred certain assets underlying specific separate contracts to money market accounts. However, the Company may, in order to increase future returns on investment, redeploy underlying assets into investments subject to higher volatility. As of December 31, 2010, the fair value for all contracts exceeds 80% of book value, but turmoil in the market could result in declines that could have a material adverse effect on the Company’s financial condition and results of operations.

The Company may be adversely affected by the soundness of other financial institutions.

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

The Company operates in a highly competitive industry and market area.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the markets where the Company operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, further illiquidity in the credit markets, and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance, and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services than the Company can.

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

New lines of business or new products and services may subject the Company to additional risks.

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

The Company is subject to extensive government regulation and supervision.

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

Changes to statutes, regulations, or regulatory policies, including changes in the interpretation or implementation of those policies, could affect the Company in substantial and unpredictable ways and could have a material adverse effect on the Company’s business, financial condition, and results of operations. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil monetary penalties, and/or damage to the Company’s reputation, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1, “Business,” and Note 19 of “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase the Company’s interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could begin offering interest on demand deposits to compete for clients. The Company does not yet know what interest rates other institutions may offer. If the Company begins offering interest on demand deposits to attract additional customers or maintain current customers, the Company’s interest expense would increase and its net interest margin would decrease. This could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Overdraft regulation could have an adverse effect on the Company.

The Federal Reserve amended Regulation E (Electronic Fund Transfers) effective July 1, 2010 to require consumers to opt in, or affirmatively consent, to the institution’s overdraft service for ATM and one-time debit card transactions, before overdraft fees may be assessed on the account. Consumers were provided a clear disclosure of the fees and terms associated with the institution’s overdraft service. Such change could adversely affect the level of the Company’s overdraft fees and have a material adverse effect on the Company’s business, financial condition, and results of operations.

Rapidly implemented legislative and regulatory actions could have an unanticipated and adverse effect on the Company.

In response to the recent financial market crisis, the U.S. government, specifically the Treasury, Federal Reserve, and FDIC, working in cooperation with foreign governments and other central banks, has taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions. The rulemaking relating to these measures was accomplished on a rapid emergency basis in order to address immediate concerns about the stability and continued existence of the global financial system. Recovery programs were rapidly proposed, adopted, and sometimes quickly abandoned in response to changing market conditions and other concerns. The speed of market developments required the government to abandon its traditional pattern and timeline of legislative and regulatory rulemaking, and issue rules on an interim basis without prior notice and comment. Rulemaking in this manner rather than through the traditional legislative practice does not allow for input by regulated financial institutions, such as the Company, and could lead to uncertainty in the financial markets, disruption to the Company’s business, increased costs, and material adverse effects on the Company’s financial condition and results of operations.

The form of final rules implementing Basel II capital standards for smaller financial institutions are uncertain and could have a material adverse effect on such financial institutions and the financial industry.

In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: (i) an internal ratings-based approach tailored to individual institutions’ circumstances; and (ii) a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.

A final rule for implementing the advanced approaches of Basel II in the U.S., which applies only to certain large or internationally active banking organizations, or “core banks” – defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more – became effective as of April 1, 2008. Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. The rule also allows a banking organization’s primary federal regulator to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations.

The Company is not required to comply with the advanced approaches of Basel II. In July 2008, the agencies issued a proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework, which would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where U.S. markets have unique characteristics and risk profiles. Comments on the proposed rule were due to the agencies by October 2008, but a definitive final rule has not been issued. Consequently, it is unclear when and if final rules for the implementation of Basel II will be passed for smaller institutions and in what form. The impact they may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards, if adopted, are also unknown.

The short-term and long-term impact of the new Basel III final framework on capital and liquidity ratio requirements is uncertain.

The Basel III final framework introduces a new capital measure and specifies adjustments to the instruments that comprise Tier 1 capital. In addition, the Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. For a more detailed description of this proposal, refer to the section titled “Supervision and Regulation” in Item 1, “Business” of this Form 10-K. The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. These new standards are subject to further rulemaking and their terms may well change before implementation. The resulting impact of Basel III on the Company’s capital and liquidity ratios and compliance costs is unknown, and could negatively affect the costs and availability of capital alternatives.

The level of the commercial real estate loan portfolio may subject the Company to additional regulatory scrutiny.

The FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The joint guidance requires heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing.

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

The Company is dependent upon outside third parties for processing and handling of Company records and data.

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

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

The Company may rely on information furnished by or on behalf of customers and counterparties in deciding whether to extend credit or enter into other transactions. This information could include financial statements, credit reports, and other financial information. The Company may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could have a material adverse impact on the Company’s business, and, in turn, the Company’s financial condition and results of operations.

Improper and fraudulent mortgage servicing and foreclosure documentation could result in liability for losses incurred by government-sponsored enterprises.

Recent allegations of improper and fraudulent mortgage servicing and foreclosure documentation have been discovered at some of the nation’s largest lenders and have resulted in legal investigations into the foreclosure practices of several financial institutions and their service providers and the suspension of foreclosures of single-family homes. In addition, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) have indicated that their mortgage servicers will be held liable for losses incurred by the government-sponsored enterprises as a result of flawed foreclosure processes. Further, the Securities and Exchange Commission has issued a request for information about accounting and disclosure issues related to potential risks and costs associated with mortgage and foreclosure related activities.

The Company has a centralized foreclosure process within a single department of the Bank, including foreclosures relating to all residential, home equity, commercial, and serviced loans. As of December 31, 2010, the Bank serviced $97.3 million in loans guaranteed by Fannie Mae or Freddie Mac as part of various securitization transactions. In addition, the Company engages a loan servicer to support the administration and the resolution of covered assets, including single-family covered assets acquired by the Bank in FDIC-assisted transactions. Failure to comply with the applicable mortgage servicing and foreclosure requirements could have an adverse impact on the Company’s reputation and results of operations.

The Company continually encounters technological change.

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

The Company is subject to claims and litigation pertaining to fiduciary responsibility.

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

The Company’s controls and procedures may fail or be circumvented.

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

The Company and its subsidiaries are subject to examinations and challenges by taxing authorities.

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

The Company and its subsidiaries may not be able to realize the benefit of deferred tax assets.

The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The deferred tax assets can be recognized in future periods dependent upon a number of factors, including the ability to realize the asset through carryback or carryforward to taxable income in prior or future years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. A valuation allowance is established for any deferred tax asset for which recovery or settlement is not more likely than not.

Each quarter, the Company assesses its deferred tax asset position, including the recoverability of this asset or the need for a valuation allowance. This assessment takes into consideration positive and negative evidence to determine whether it is more likely than not that a portion of the asset will not be realized. If the Company is not able to recognize deferred tax assets in future periods, it could have a material adverse effect on the Company’s financial condition and results of operations.

The Company and its subsidiaries are subject to changes in federal and state tax laws and changes in interpretation of existing laws.

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

The Company and its subsidiaries are subject to changes in accounting principles, policies, or guidelines.

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

The Company is a bank holding company and its sources of funds are limited.

The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Company is derived primarily from dividends received from the Bank. The Company’s ability to receive dividends or loans from its subsidiaries is restricted. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, the Company’s right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank’s creditors, including depositors, which will take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2010, the Company’s subsidiaries had deposits and other liabilities of $7.0 billion.

The Company could experience an unexpected inability to obtain needed liquidity.

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

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact the Company’s business.

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, reduce the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Managing reputational risk is important to attracting and maintaining customers, investors, and employees.

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

Future acquisitions may disrupt the company’s business and dilute stockholder value.

In addition to generating internal growth, in the past the Company has strategically acquired banks or branches of other banks. The Company may consider future acquisitions to supplement internal growth opportunities. The Company seeks merger or acquisition partners that are culturally similar and possess either significant market presence or have potential for improved profitability through financial management, economies of sale, or expanded services. Acquiring other banks or branches involves potential risks that could have a material adverse impact on the Company’s condition or results of operations, including:

•	Exposure to unknown or contingent liabilities of acquired banks;
•	Exposure to asset quality issues of acquired banks;
•	Disruption of the Company’s business;
•	Loss of key employees and customers of acquired banks;
•	Short-term decrease in profitability;
•	Diversion of management’s time and attention;
•	Issues arising during transition and integration;
•	Dilution in the ownership percentage of holdings of the Company’s common stock;
•	Difficulty in estimating the value of the target company;
•	Payment of a premium over book and market values that may dilute the Company’s tangible book value and earnings per share in the short and long term;
•	Volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts;
•	Inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits; and
•	Changes in banking or tax laws or regulations.

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

Competition for acquisitions is intense. Numerous potential acquirers compete with the Company for acquisition candidates. The Company may not be able to successfully identify and acquire suitable targets, which could slow the Company’s growth rate and have a material adverse effect on its ability to compete in its markets.

The Company has engaged in FDIC-assisted transactions and may engage in future FDIC-assisted transactions, which could present additional risks to its business.

In the current economic environment, the Company may be presented with opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. These acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks such as sharing in exposure to credit losses and providing indemnification against certain liabilities of the failed institution. However, because these acquisitions are for failing banks and structured in a manner that would not allow the Company the time normally associated with preparing for and evaluating an acquisition (including preparing for integration of an acquired institution), the Company may face additional risks if it engages in FDIC-assisted transactions. The assets the Company would acquire would be more troubled than in a typical acquisition. The deposits the Company would assume would generally be higher priced than in a typical acquisition and, therefore, subject to higher attrition. Integration could be more difficult in this type of acquisition than in a typical acquisition since key staff would have departed. Any inability to overcome these risks could have an adverse effect on the Company’s ability to achieve its business strategy and maintain its market value and profitability.

Moreover, even if the Company is inclined to participate in additional FDIC-assisted transactions, the Company can only participate in the bid process if it receives approval of bank regulators. There can be no assurance that the Company will be allowed to participate in the bid process, or what the terms of such transaction might be or whether the Company would be successful in acquiring the bank or targeted assets. The Company may be required to raise additional capital as a condition to, or as a result of, participation in an FDIC-assisted transaction. Any such transactions and related issuances of stock may have a dilutive effect on earnings per common share and share ownership.

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

Failure to comply with the terms of loss share agreements with the FDIC may result in significant losses, and the Company may become dependent upon third party vendors in connection with FDIC-assisted transactions.

Since October 2009, the Company has acquired the majority of the assets of three financial institutions in FDIC-assisted transactions. Most loans and OREO acquired in the acquisitions are covered by Purchase and Assumption Agreements and Loss Share Agreements with the FDIC (the “FDIC Agreements”). Under the FDIC Agreements, the FDIC will reimburse the Bank for a portion of losses arising from certain assets of the acquired institutions.

The FDIC Agreements have specific and detailed compliance, servicing, notification and reporting requirements. The Company has engaged a third party loan servicing vendor to administer a portion of the assets subject to the FDIC Agreements, and may engage this or another vendor to provide similar services in the future if the Company engages in future FDIC-assisted transactions. As a result, the Company is, and may increasingly be dependent upon this vendor to provide key services to the Bank. While the Company carefully selected this vendor, the Company may not control the vendor’s actions. Any failure by the vendor to comply with the terms of any loss share arrangement the Bank has with the FDIC, or to properly service the loans and OREO covered by any loss share arrangement, may cause individual loans or large pools of loans to lose eligibility for reimbursement to the Bank from the FDIC. This could result in material losses that are currently not anticipated and could adversely affect the Company’s business or financial condition.

Furthermore, in the event the Bank engages in additional FDIC-assisted transactions with loss share arrangements, the Company’s dependence on this vendor could increase. The services provided by this vendor are unique and not provided by many vendors either locally or nationwide. As a result, the Company’s ability to replace this vendor if it so chooses could entail significant delay, expense, and risk to the Company, its business operations, and financial condition.

The Company may not realize all of the expected benefits of our FDIC-assisted transactions.

Since October 2009, the Company has acquired the majority of the assets of three financial institutions in FDIC-assisted transactions. Most loans and OREO acquired in the acquisitions are covered by the FDIC Agreements. Although management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans associated with these transactions, our estimates of the fair value of assets acquired could be inaccurate. Valuing these assets using inaccurate assumptions could materially and adversely affect our business, financial condition, results of operations, and future prospects.

In FDIC-assisted transactions that include loss-share agreements, we record an FDIC indemnification asset that reflects our estimate of the timing and amount of future losses that are anticipated to occur. In determining the size of the FDIC indemnification asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information. Changes in our estimate of the timing of those losses, specifically if those losses are to occur beyond the applicable loss-share periods, may result in impairments of the FDIC indemnification asset, which would have a material adverse effect on the Company’s financial condition and results of operations. If our assumptions related to the timing or amount of expected losses are incorrect, there could be a negative impact on our operating results. Increases in the amount of future losses in response to different economic conditions or adverse developments in the acquired loan portfolio may result in increased charge-offs.

The value of the Company’s goodwill and other intangible assets may decline in the future.

As of December 31, 2010, the Company had $291.4 million of goodwill and other intangible assets. If the Company’s stock price declines and remains low for an extended period of time, the Company could be required to write off all or a portion of its goodwill, which represents the value in excess of the Company’s tangible book value. The Company’s stock price is subject to market conditions that can be impacted by forces outside of the control of management, such as a perceived weakness in financial institutions in general, and may not be a direct result of the Company’s performance. In addition, a significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, or slower growth rates may necessitate taking charges in the future related to the impairment of the Company’s goodwill and other intangible assets. A write-down of goodwill and/or other intangible assets would reduce earnings in the period in which it is recorded and could have a material adverse effect on the Company’s results of operations.

Regulatory requirements, future growth, or operating results may require the Company to raise additional capital but that capital may not be available or it may be dilutive.

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. To the extent the regulatory requirements change, the Company’s future operating results erode capital or the Company elects to expand through loan growth or acquisition it may be required to raise capital.

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

Any reduction in the Company’s credit ratings could increase its financing costs.

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

The Company cannot give any assurance that its current credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Downgrades in the Company’s credit ratings may adversely affect its borrowing costs and its ability to borrow or raise capital, and may adversely affect the Company’s reputation. The Company’s current credit ratings are as follows:

Rating Agency	Rating
Standard & Poor’s Rating Group, a division of the McGraw-Hill Companies, Inc.	BBB -
Moody’s Investor Services, Inc.	Baa 1
Fitch, Inc.	BBB -

Risks Associated With the Company’s Common Stock

The Company’s stock price can be volatile.

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

The trading volume in the Company’s common stock is less than that of other larger financial services institutions.

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

An investment in the Company’s common stock is not an insured deposit.

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

The Company’s participation in the CPP may adversely affect the value of its common stock and the rights of its common stockholders.

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

The Company has not established a minimum dividend payment level, and it cannot ensure its ability to pay dividends in the future.

On March 16, 2009, the Company’s Board of Directors (“the Board”) announced a reduction in the Company’s quarterly common stock dividend from $0.225 per share to $0.01 per share. The Company does not have any plans to increase its quarterly dividend in the near future, and any increase may require regulatory approval. In addition, the Company may not pay dividends on its common stock unless it has paid dividends on the CPP Preferred Stock. The Company has not established a minimum dividend payment level, and the amount of its dividend may fluctuate. All dividends will be made at the discretion of the Board and will depend upon the Company’s earnings, financial condition, and such other factors as the Board may deem relevant from time to time. The Board may, in its discretion, further reduce or eliminate dividends or change its dividend policy in the future.

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

All of the Company’s debt obligations and senior equity securities will have priority over the Company’s common stock with respect to payment in the event of liquidation, dissolution, or winding-up and with respect to the payment of dividends.

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

Offerings of debt, which would be senior to the Company’s common stock upon liquidation, and/or preferred equity securities, which may be senior to the Company’s common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of the Company’s common stock.

The Company may attempt to increase the Company’s capital or raise additional capital by making additional offerings of debt or preferred equity securities, including trust-preferred securities, senior or subordinated notes, and preferred stock. Upon liquidation, holders of the Company’s debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of the Company’s available assets prior to the holders of the Company’s common stock. Additional equity offerings may dilute the holdings of the Company’s existing stockholders or reduce the market price of the Company’s common stock, or both. Holders of the Company’s common stock are not entitled to preemptive rights or other protections against dilution.

The Board is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the Company’s stockholders. The Board also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the Company’s common stock with respect to dividends or upon the Company’s dissolution, winding-up, and liquidation and other terms. If the Company issues preferred stock in the future that has a preference over the Company’s common stock with respect to the payment of dividends or upon liquidation, or if the Company issues preferred stock with voting rights that dilute the voting power of the Company’s common stock, the rights of holders of the Company’s common stock or the market price of the Company’s common stock could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company does not have any unresolved comments pending with the SEC staff relating to comments received more than 180 days before the end of its fiscal year.

ITEM 2. PROPERTIES

The executive offices of the Company, the Bank, and certain subsidiary operational facilities are located in a 16-story office building in Itasca, Illinois. The Company and the Bank currently occupy 60,933 square feet of that building, which is leased from an unaffiliated third party.

December 31, 2010
Bank offices:
Bank branches	98
Operational facility in Joliet, Illinois	1
Dedicated lending office in Champaign, Illinois	1

Total bank offices	100

Bank offices owned and not subject to any material liens	78
Leased bank offices	22

Total bank offices	100

Total automated teller machines (“ATMs”)	137

The banking offices are largely located in various communities throughout northern Illinois and northwestern Indiana, primarily the Chicago metropolitan suburban area. The Company also has banking offices in central and western Illinois and eastern Iowa. At certain Bank locations, excess space is leased to third parties. Most of the ATMs are housed at banking locations, and some of them are independently located. In addition, the Company owns other real property that, when considered individually or in the aggregate, is not material to the Company’s financial position.

The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information with respect to premises and equipment is presented in Note 7 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

There are certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at December 31, 2010. Based on presently available information, the Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS, AND

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded under the symbol “FMBI” in the Nasdaq Global Select market tier of The Nasdaq Stock Market. As of December 31, 2010, there were 2,233 stockholders, a number that does not include beneficial owners who hold shares in “street name” or shareholders from previously acquired companies that have not exchanged their stock. The following table sets forth the closing common stock price, dividends declared per common share, and book value per common share during each quarter of 2010 and 2009.

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$13.13	$13.43	$17.95	$14.43	$11.50	$11.64	$12.00	$20.25
Low	$9.26	$10.72	$12.10	$10.37	$9.09	$6.19	$5.94	$5.96
Quarter-end	$11.52	$11.53	$12.16	$13.55	$10.89	$11.27	$7.31	$8.59
Cash dividends declared per common share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Dividend yield at quarter-end (1)	0.35%	0.35%	0.33%	0.30%	0.37%	0.35%	0.55%	0.47%
Book value per common share at quarter-end	$12.40	$13.06	$13.00	$12.84	$13.66	$14.43	$14.22	$14.61

(1)	Ratios are presented on an annualized basis.

Payment of future dividends is within the discretion of the Company’s Board of Directors and will depend on earnings, capital requirements, the operating and financial condition of the Company, and other factors. The Board of Directors makes the dividend determination on a quarterly basis. A further discussion of the Company’s philosophy regarding the payment of dividends is included in the “Management of Capital” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

On December 5, 2008, the Company issued to the U.S. Department of the Treasury (the “Treasury”), in exchange for aggregate consideration of $193.0 million, 193,000 shares of preferred stock. While any of these preferred shares remain outstanding, the Company may pay dividends on its common stock, provided that all accrued and unpaid dividends for all past dividend periods on the preferred shares are fully paid. Prior to the third anniversary of the Treasury’s investment in the preferred shares, unless the preferred shares have been redeemed by the Company, or the Treasury has transferred its interest in the shares to a third party, the Company will need the consent of the Treasury to increase its common stock dividend above $0.31 per share. See the section entitled “Supervision and Regulation - Dividends” and “Risk Factors - Risks Associated with the Company’s Common Stock” sections under Items 1, “Business” and 1A, “Risk Factors” of this Form 10-K for more information regarding any restriction that may limit the Company’s ability to declare dividends in the future.

A discussion regarding the regulatory restrictions applicable to the Bank’s ability to pay dividends to the Company is included in the “Supervision and Regulation - Dividends” and “Risk Factors - Risks Associated with the Company’s Common Stock” sections under Items 1 and 1A of this Form 10-K. A discussion of the Company’s philosophy regarding the payment of dividends is included in the “Management of Capital” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

For a description of the securities authorized for issuance under equity compensation plans, please refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among First Midwest Bancorp, Inc., the S&P 500 Index

and S&P SmallCap 600 Banks

* $100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Comparison of Five-Year Cumulative Total Return Among

First Midwest, the S&P 500, and the S&P SmallCap 600 Banks (1)

	2005	2006	2007	2008	2009	2010
First Midwest	$100.00	$113.70	$93.15	$63.87	$34.99	$37.14
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
S&P SmallCap 600 Banks	100.00	110.96	87.07	84.09	59.75	68.99

(1)	Assumes $100 invested on December 31, 2005 in First Midwest’s Common Stock, the S&P 500, and the S&P SmallCap 600 Banks with the reinvestment of all related dividends.

To the extent this Form 10-K is incorporated by reference into any other filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, the foregoing “Stock Performance Graph” will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s monthly common stock purchases during fourth quarter 2010. The Company’s Board of Directors approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company’s common stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of December 31, 2010. The repurchase program has no set expiration or termination date. Any repurchases are subject to limitations imposed as part of the CPP under the EESA described elsewhere in this report.

Issuer Purchases of Equity Securities

(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
October 1 - October 31, 2010	-	$-	-	2,494,747
November 1 - November 30, 2010	1,148	10.91	-	2,494,747
December 1 - December 31, 2010	-	-	-	2,494,747

Total	1,148	$10.91	-

(1)

Consists of shares acquired pursuant to the Company’s share-based compensation plans and not the Company’s repurchase program approved by its Board of Directors on November 27, 2007. Under the terms of these plans, the Company accepts shares of common stock from option holders if they elect to surrender previously owned shares upon exercise to cover the exercise price of the stock options or, in the case of restricted shares of common stock, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares.

For further details regarding the Company’s stock repurchase programs, refer to the section titled “Management of Capital” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for each of the five years in the period ended December 31, 2010 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the factors affecting the Company’s financial condition and operating results is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

	Years ended December 31,
	2010	2009	2008	2007	2006
Operating Results (Amounts in thousands, except per share data)
Interest income	$328,867	$341,751	$409,207	$476,961	$476,409
Interest expense	(49,518)	(90,219)	(162,610)	(236,832)	(224,550)

Net interest income	279,349	251,532	246,597	240,129	251,859
Provision for loan losses	(147,349)	(215,672)	(70,254)	(7,233)	(10,229)
Noninterest income	92,032	92,563	89,618	111,054	99,014
Gains (losses) on securities sales, net	17,133	26,726	8,903	(746)	4,269
Securities impairment losses	(4,917)	(24,616)	(44,514)	(50,055)	-
Gains on FDIC-assisted transactions	4,303	13,071	-	-	-
Gains on early extinguishment of debt	-	15,258	-	-	-
Noninterest expense	(278,779)	(234,788)	(194,305)	(199,137)	(192,615)

(Loss) income before income tax benefit (expense)	(38,228)	(75,926)	36,045	94,012	152,298
Income tax benefit (expense)	28,544	50,176	13,291	(13,853)	(35,052)

Net (loss) income	(9,684)	(25,750)	49,336	80,159	117,246
Preferred dividends	(10,299)	(10,265)	(712)	-	-
Net loss (income) applicable to non-vested restricted shares	266	464	(142)	(65)	(57)

Net (loss) income applicable to common shares	$(19,717)	$(35,551)	$48,482	$80,094	$117,189

Weighted-average common shares outstanding	72,422	50,034	48,462	49,295	49,102
Weighted-average diluted common shares outstanding	72,422	50,034	48,515	49,586	49,463
Per Common Share Data
Basic (loss) earnings per common share	$(0.27)	$(0.71)	$1.00	$1.62	$2.39
Diluted (loss) earnings per common share	(0.27)	(0.71)	1.00	1.62	2.37
Common dividends declared	0.040	0.040	1.155	1.195	1.120
Book value at year end	12.40	13.66	14.72	14.94	15.01
Market price at year end	11.52	10.89	19.97	30.60	38.68
Performance Ratios
Return on average common equity	(2.06% )	(4.84% )	6.46%	10.68%	16.86%
Return on average assets	(0.12% )	(0.32% )	0.60%	0.99%	1.42%
Net interest margin – tax-equivalent	4.13%	3.72%	3.61%	3.58%	3.67%
Dividend payout ratio	(14.81% )	(5.63% )	115.50%	73.77%	47.26%
Average equity to average assets ratio	14.31%	11.50%	9.30%	9.27%	8.42%

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Highlights (Amounts in thousands)
Total assets	$8,146,973	$7,710,672	$8,528,341	$8,091,518	$8,441,526
Loans, excluding covered loans	5,100,560	5,203,246	5,360,063	4,963,672	5,008,944
Deposits	6,511,476	5,885,279	5,585,754	5,778,861	6,167,216
Subordinated debt	137,744	137,735	232,409	230,082	228,674
Long-term portion of Federal Home Loan Bank advances	112,500	147,418	736	136,064	14,660
Stockholders’ equity	1,112,045	941,521	908,279	723,975	751,014
Financial Ratios
Allowance for credit losses as a percent of loans, excluding covered loans	2.84%	2.78%	1.75%	1.25%	1.25%
Total capital to risk-weighted assets	16.18%	13.94%	14.36%	11.58%	12.16%
Tier 1 capital to risk-weighted assets	14.11%	11.88%	11.60%	9.03%	9.56%
Tier 1 leverage to average assets	11.16%	10.18%	9.41%	7.46%	7.29%
Tangible common equity to tangible assets	7.99%	6.29%	5.23%	5.58%	5.62%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the years 2008 through 2010 and Consolidated Statements of Financial Condition as of December 31, 2009 and 2010. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term the “Bank,” we are referring to our wholly owned banking subsidiary, First Midwest Bank. The discussion is designed to provide stockholders with a comprehensive review of the operating results and financial condition and should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

A condensed review of operations for the fourth quarter of 2010 is included herein in the section titled “Fourth Quarter 2010 vs. 2009.” The review provides an analysis of the quarterly earnings performance for the fourth quarter of 2010 compared to the same period in 2009.

Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

PERFORMANCE OVERVIEW

General Overview

Our banking network is located primarily in suburban metropolitan Chicago with additional locations in central and western Illinois and eastern Iowa. We provide a full range of business and retail banking and trust and advisory services through 100 banking offices, including 98 banking branches, one operational facility, and one dedicated lending office. Our primary sources of revenue are net interest income and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, consumer confidence, competitive conditions within the marketplace, and certain seasonal factors.

Table 1

Selected Financial Data

(Dollar amounts in thousands, except per share data)

	Years ended December 31,			% Change
	2010	2009	2008	2010-2009	2009-2008
Operating Results
Interest income	$328,867	$341,751	$409,207	(3.8)	(16.5)
Interest expense	(49,518)	(90,219)	(162,610)	(45.1)	(44.5)

Net interest income	279,349	251,532	246,597	11.1	2.0

Fee-based revenues	86,762	85,168	95,106	1.9	(10.4)
Other noninterest income	5,270	7,395	(5,488)	(28.7)	234.7
Write-down of bank owned life insurance (“BOLI”) included in noninterest income (1)	-	-	10,360	-	(100.0)

Noninterest expense excluding losses realized on other real estate owned (“OREO”), Federal Deposit Insurance Corporation (“FDIC”) special assessment, and integration costs associated with FDIC-assisted transactions (2)	(234,975)	(212,734)	(192,739)	10.5	10.4

Pre-tax, pre-provision core operating earnings (3)	136,406	131,361	153,836	3.8	(14.6)
Provision for loan losses	(147,349)	(215,672)	(70,254)	(31.7)	207.0
Gains on securities sales, net	17,133	26,726	8,903	(35.9)	200.2
Securities impairment losses	(4,917)	(24,616)	(44,514)	(80.0)	(44.7)
Gains on FDIC-assisted transactions	4,303	13,071	-	(67.1)	100.0
Integration costs associated with FDIC-assisted transactions	(3,324)	-	-	100.0	-
Gains on early extinguishment of debt	-	15,258	-	(100.0)	100.0
Write-down of BOLI (1)	-	-	(10,360)	-	100.0
Write-downs of OREO (2)	(23,367)	(12,584)	(1,261)	85.7	N/M
Losses on sales of OREO, net (2)	(17,113)	(5,970)	(305)	186.6	N/M
FDIC special deposit insurance assessment (2)	-	(3,500)	-	(100.0)	100.0

(Loss) income before income tax benefit (expense)	(38,228)	(75,926)	36,045	(49.7)	(310.6)
Income tax benefit	28,544	50,176	13,291	(43.1)	277.5

Net (loss) income	(9,684)	(25,750)	49,336	(62.4)	(152.2)
Preferred dividends	(10,299)	(10,265)	(712)	0.3	N/M
Net loss (income) applicable to non-vested restricted shares	266	464	(142)	(42.7)	(426.8)

Net (loss) income applicable to common shares	$(19,717)	$(35,551)	$48,482	(44.5)	(173.3)

Diluted (loss) earnings per common share	$(0.27)	$(0.71)	$1.00	(62.0)	(171.0)

Performance Ratios
Return on average common equity	(2.06% )	(4.84% )	6.46%
Return on average assets	(0.12% )	(0.32% )	0.60%
Net interest margin - tax equivalent	4.13%	3.72%	3.61%
Efficiency ratio	58.84%	57.86%	53.49%

    N/M - Not meaningful.

(1)

For a further discussion of the Company’s investment in bank owned life insurance, see the section titled “Investment in Bank Owned Life Insurance” and Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

	December 31, 2010	December 31, 2009	Dollar Change	% Change
Balance Sheet Highlights
Total assets	$8,146,973	$7,710,672	$436,301	5.7
Total loans, excluding covered loans	5,100,560	5,203,246	(102,686)	(2.0)
Total deposits	6,511,476	5,885,279	626,197	10.6
Transactional deposits	4,519,492	3,885,885	633,607	16.3
Loans to deposits ratio	78.3%	88.4%
Transactional deposits to total deposits	69.4%	66.0%
Asset Quality Highlights (1)
Non-accrual loans	$211,782	$244,215	$(32,433)	(13.3)
90 days or more past due loans (still accruing interest)	4,244	4,079	165	4.0

Total non-performing loans	216,026	248,294	(32,268)	(13.0)
Restructured loans (still accruing interest)	22,371	30,553	(8,182)	(26.8)
Other real estate owned	31,069	57,137	(26,068)	(45.6)

Total non-performing assets	$269,466	$335,984	$(66,518)	(19.8)

30-89 days past due loans	$23,646	$37,912	$(14,266)	(37.6)
Allowance for credit losses	145,072	144,808	264	0.2
Allowance for credit losses as a percent of loans	2.84%	2.78%

(1)

Excludes covered loans and covered OREO. For a discussion of covered assets, refer to Note 5 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. Asset quality, including covered loans and covered OREO, is included in the section titled “Loan Portfolio and Credit Quality” elsewhere in this report.

2010 Compared with 2009

Net loss in 2010 was $9.7 million, before adjustment for preferred dividends and non-vested restricted shares, with a $19.7 million loss, or $(0.27) per common share, applicable to common shareholders after such adjustments. This compares to net loss of $25.8 million, before adjustment for preferred dividends and non-vested restricted shares for 2009 and net loss applicable to common shareholders of $35.6 million, or $(0.71) per common share, for 2009. The year-over-year improvement was largely due to higher net interest income and lower provision for loan losses, which more than offset higher noninterest expense, including losses recognized on OREO.

Pre-tax, pre-provision core operating earnings for 2010 were $136.4 million, an increase of 3.8% from 2009. The increase over 2009 was primarily driven by higher average interest-earning assets, improved net interest margins, and greater fee-based revenues, which offset higher costs related to FDIC-assisted transactions and loan remediation activities.

Our 2010 tax-equivalent net interest income increased $24.5 million compared to 2009. Interest expense declined $40.7 million, reflecting both a decline in total interest-bearing liabilities and the rates paid for these liabilities. Tax-equivalent interest income declined $16.2 million compared to 2009 due to a 14 basis point decline in tax-equivalent yield. The net result of these changes was an increase in tax-equivalent net interest income.

Fee-based revenues, which comprise the majority of noninterest income, of $86.8 million for 2010 grew by 1.9% compared to 2009. Service charge fees declined due primarily to lower overdraft and non-sufficient fund fees. However, this decline was more than offset by increases in other service charges, commissions, and fees (primarily merchant fee income), card-based fees, and trust and investment advisory fees.

Noninterest expense rose by 18.7% for 2010 compared to 2009. The increase was attributed to higher losses and write-downs on OREO and increases in loan remediation costs (including costs to service certain assets acquired in FDIC-assisted transactions), other professional services fees from the valuation and integration of FDIC-acquired assets, and compensation expense. We recorded integration expenses associated with our FDIC-assisted transactions of $3.3 million in 2010.

As of December 31, 2010, our securities portfolio totaled $1.1 billion, decreasing 15.6% from December 31, 2009, following a 41.3% decrease from December 31, 2008. Our securities portfolio has been declining for the past two years as we took advantage of opportunities in the market to sell securities at a gain, given the low interest rate environment.

In 2010, we sold $390.9 million in collateralized mortgage obligations, other mortgage-backed securities, municipal securities, and corporate bonds for a gain of $17.1 million. Net securities gains were $12.2 million for 2010 and were net of other-than-temporary impairment charges of $4.9 million. Impairment charges were primarily related to our collateralized debt obligations. For a detailed discussion of our securities portfolio, refer to the section titled “Investment Portfolio Management.”

Outstanding loans, excluding covered loans, of $5.1 billion as of December 31, 2010 benefited from 1.9% growth in commercial and industrial loans in addition to increases in multi-family loans of 4.8% and other commercial real estate lending of 7.6%. These increases were more than offset by a 37.8% decline in the commercial and residential construction loan portfolios from December 31, 2009, which resulted from continued efforts to remediate and reduce exposure to these lending categories.

Excluding covered loans and covered OREO, non-performing assets as of December 31, 2010 were $269.5 million, down $66.5 million, or 19.8%, compared to December 31, 2009. Non-performing loans, excluding covered loans, represented 4.24% of total loans at December 31, 2010, compared to 4.77% at December 31, 2009. Loans 30-89 days delinquent totaled $23.6 million at December 31, 2010 down $14.3 million from December 31, 2009. The improvement in asset quality was substantially driven by loan charge-offs, OREO write-downs, and disposals of non-performing assets and was offset by loans downgraded to non-accrual status.

In fourth quarter 2010, the lagging market recovery for real estate in the suburban Chicago market warranted a reassessment of the existing disposition strategies for our non-performing assets and a shift to more aggressively pursue remediation. In selecting non-performing assets for disposition strategy reassessment, we specifically targeted construction-related loans and OREO that are believed to be subject to longer estimated recovery periods and have a higher likelihood of further declines in value due to their geographic location. Due to these conditions, we reassessed underlying collateral values based on current offers, verbal or written, if available. If offers were not available, we relied upon current offers for similar properties located in similar geographic areas. As a result, we wrote down selected non-performing construction loans and OREO to better reflect expected proceeds from disposition, resulting in additional fourth quarter loan charge-offs and OREO write-downs.

For a discussion of our loan portfolio and credit quality, see the section titled “Loan Portfolio and Credit Quality” elsewhere in this report.

We completed three FDIC-assisted transactions since October 2009. For a discussion of these transactions, see the section titled “Covered Assets” elsewhere in this report.

Average core transactional deposits for 2010 were $4.3 billion, an increase of $587.2 million, or 15.7%, from 2009. Contributing to this increase was approximately $325 million in core transactional deposits acquired through FDIC-assisted transactions. For a discussion of our funding sources, see the section titled “Funding and Liquidity Management” elsewhere in this report.

During the year, we notably improved the quality of our capital composition through the issuance of common stock, which resulted in a $196.0 million increase in stockholders’ equity, net of underwriting discount and related expenses. For a discussion of our capital position, see the section titled “Management of Capital” elsewhere in this report.

2009 Compared with 2008

Net loss in 2009 was $25.8 million, before adjustment for preferred dividends and non-vested restricted shares, with a $35.6 million loss, or $(0.71) per share, available to common shareholders after such adjustments. This compares to net income of $49.3 million, before adjustment for preferred dividends and non-vested restricted shares and net available to common shareholders of $48.5 million, or $1.00 per share, for 2008. The difference was largely due to higher provision for loan losses, FDIC insurance premiums, and loan remediation expenses. The higher losses and expenses were partially offset by an increase in net gains on securities, debt extinguishment, and an FDIC-assisted transaction.

Pre-tax, pre-provision core operating earnings for 2009 were $131.4 million, a decrease of 14.6% from 2008. Improved net interest income was more than offset by lower fee-based revenue and higher remediation costs and FDIC premiums.

As property values decreased and non-performing assets rose in 2009, we recorded higher charge-offs and significantly increased our allowance for credit losses as we worked to align our problem asset carrying values with our planned disposition strategies. During 2009, we increased our allowance for credit losses to $144.8 million, up $50.9 million from December 31, 2008. The allowance for credit losses represented 2.78% of total loans outstanding at December 31, 2009 compared to 1.75% at December 31, 2008. The allowance for credit losses as a percentage of non-performing loans was 58% at December 31, 2009, up from 57% at December 31, 2008.

The provision for loan losses for 2009 was $215.7 million compared to $70.3 million for 2008. Net charge-offs for 2009 totaled $164.7 million, or 3.08% of average loans compared to $38.2 million, or 0.74% of average loans, for 2008. Charge-offs and provisioning during 2009 were largely influenced by the credit performance of our residential construction loan portfolio.

During 2009, we also notably improved the quality of our capital composition by increasing our level of tangible common equity. We did so primarily through the exchange of approximately one-third of each of our 5.85% subordinated and 6.95% trust-preferred debt for common stock at a discount and the delevering of our investment portfolio at a gain. Our tangible common equity ratio was 6.29% at December 31, 2009, which was 106 basis points higher than at December 31, 2008.

Outstanding loans, excluding covered loans, totaled $5.2 billion as of December 31, 2009, a decrease of 2.9% from December 31, 2008. During 2009, extensions of new credits were more than offset by paydowns, charge-offs, conversion of loans to OREO, and the securitization of $25.7 million of 1-4 family mortgages. The securitized mortgages are now included in the securities available-for-sale portfolio.

Average core transactional deposits for 2009 were $3.7 billion, an increase of 4.9% from 2008. The increase from 2008 primarily reflected customers’ desires to maintain more liquid, short-term deposits.

Our securities portfolio totaled $1.3 billion as of December 31, 2009. During 2009, we took advantage of market conditions to sell $855.4 million in securities at a gain of $26.7 million and used these sales proceeds along with cash from maturing investments to reduce our higher cost wholesale funds and improve our net interest margin. These actions served to delever our balance sheet and also contributed to our improved tangible capital ratio.

Tax-equivalent net interest margin was 3.72% for 2009, an 11 basis point increase from 3.61% for 2008. The improvement in margin reflected the combination of higher loan yields, the exchange of a significant portion of our subordinated debt and trust-preferred securities for common shares of the Company, and the reduction of other wholesale borrowings made possible from the delevering of the investment portfolio.

Fee-based revenues decreased for 2009 from 2008 and reflected the impact of lower transaction volumes caused by reduced consumer spending.

Noninterest expense increased $40.5 million for 2009 compared to 2008. The increase was due primarily to higher loan remediation costs, including costs associated with maintaining OREO and higher FDIC insurance premiums.

Management’s Outlook

While signs of economic recovery and stability are beginning to emerge, the operating environment remains difficult as we enter 2011. In this challenging credit environment, it is our belief that our solid core operating performance, coupled with an expanded capital base, positions us to better navigate the uncertainty of the times, meet the needs of our clients and communities, and benefit from future recovery in the marketplace.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income is our primary source of revenue. Net interest income equals the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total average interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are presented in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Our accounting and reporting policies conform to GAAP and general practice within the banking industry. For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The effect of such adjustment is presented in the following table.

Table 2

Effect of Tax-Equivalent Adjustment

(Dollar amounts in thousands)

	Years Ended December 31,			% Change
	2010	2009	2008	2010-2009	2009-2008
Net interest income (GAAP)	$279,349	$251,532	$246,597	11.1	2.0
Tax-equivalent adjustment	16,312	19,658	22,225	(17.0)	(11.6)

Tax-equivalent net interest income	$295,661	$271,190	$268,822	9.0	0.9

Table 3 summarizes our average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2010, 2009, and 2008, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 4 details changes from the prior year in income generated by earning assets and expense incurred for each funding source and analyzes the extent to which any changes are attributable to volume and rate changes.

Table 3

Net Interest Income and Margin Analysis

(Dollar amounts in thousands)

	2010			2009			2008
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets:
Federal funds sold and other short-term investments	$368,172	$933	0.25	$90,531	$199	0.22	$18,108	221	1.22
Securities:
Trading - taxable	13,851	181	1.31	12,270	227	1.85	17,202	289	1.68
Available-for-sale - taxable	527,129	21,589	4.10	890,848	41,932	4.71	1,171,264	61,844	5.28
Available-for-sale - nontaxable (1)	593,041	37,038	6.25	770,380	47,895	6.22	936,933	57,344	6.12
Held-to-maturity - taxable	11,079	527	4.76	8,520	460	5.40	7,670	341	4.45
Held-to-maturity - nontaxable (1)	75,787	5,468	7.21	77,464	5,444	7.03	84,718	5,879	6.94

Total securities	1,220,887	64,803	5.31	1,759,482	95,958	5.45	2,217,787	125,697	5.67

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock	60,249	1,349	2.24	55,081	1,199	2.18	54,767	1,318	2.41
Loans (1)(2):
Commercial and industrial	1,463,810	72,551	4.96	1,481,501	71,509	4.83	1,435,525	85,319	5.94
Agricultural	208,288	9,522	4.57	209,455	9,737	4.65	242,858	12,794	5.27
Commercial real estate	2,863,540	146,980	5.13	2,954,510	146,334	4.95	2,709,367	161,149	5.95
Consumer	510,001	23,800	4.67	536,788	25,371	4.73	547,965	31,771	5.80
1-4 family mortgages	145,515	7,956	5.47	166,725	9,683	5.81	214,164	13,163	6.15

Total loans, excluding covered loans	5,191,154	260,809	5.02	5,348,979	262,634	4.91	5,149,879	304,196	5.91
Covered loans (3)	323,595	17,285	5.34	28,049	1,419	5.06	-	-	-

Total loans	5,514,749	278,094	5.04	5,377,028	264,053	4.91	5,149,879	304,196	5.91

Total interest-earning assets (1)(2)	7,164,057	345,179	4.82	7,282,122	361,409	4.96	7,440,541	431,432	5.80

Cash and due from banks	125,273			119,469			136,547
Allowance for credit losses	(154,634)			(127,037)			(66,378)
Other assets	889,958			789,555			714,730

Total assets	$8,024,654			$8,064,109			$8,225,440

Liabilities and Stockholders’ Equity:
Savings deposits	$815,371	2,295	0.28	$751,386	3,024	0.40	$792,524	7,148	0.90
NOW accounts	1,082,774	1,895	0.18	984,529	3,102	0.32	935,429	9,637	1.03
Money market deposits	1,199,362	6,019	0.50	937,766	9,213	0.98	787,218	13,220	1.68

Total interest-bearing transactional deposits	3,097,507	10,209	0.33	2,673,681	15,339	0.57	2,515,171	30,005	1.19
Time deposits	1,991,637	26,918	1.35	2,001,207	48,838	2.44	2,172,379	80,617	3.71

Total interest-bearing deposits	5,089,144	37,127	0.73	4,674,888	64,177	1.37	4,687,550	110,622	2.36
Borrowed funds	359,174	3,267	0.91	1,118,792	12,569	1.12	1,438,908	37,192	2.58
Subordinated debt	137,739	9,124	6.62	208,621	13,473	6.46	231,961	14,796	6.38

Total interest-bearing liabilities	5,586,057	49,518	0.89	6,002,301	90,219	1.50	6,358,419	162,610	2.56

Demand deposits	1,224,629			1,061,208			1,043,972
Other liabilities	65,749			72,927			58,318
Stockholders’ equity - common	955,219			734,673			750,497
Stockholders’ equity - preferred	193,000			193,000			14,234

Total liabilities and stockholders’ equity	$8,024,654			$8,064,109			$8,225,440

Net interest income/margin (1)		$295,661	4.13		$271,190	3.72		$268,822	3.61

(1)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.
(2)

Loans on a non-accrual basis for the recognition of interest income totaled $211.8 million as of December 31, 2010, $244.2 million as of December 31, 2009, and $127.8 million as of December 31, 2008 and are included in loans for purposes of this analysis.

(3)

Covered interest-earning assets consist of loans acquired through FDIC-assisted transactions and the related FDIC indemnification asset. For additional discussion, please refer to the section titled “Covered Assets.”

Table 4

Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)

(Dollar amounts in thousands)

	2010 compared to 2009			2009 compared to 2008
	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold and other short-term investments	$700	$34	$734	$422	$(444)	$(22)
Securities:
Trading - taxable	35	(81)	(46)	(95)	33	(62)
Available-for-sale - taxable	(15,433)	(4,910)	(20,343)	(13,700)	(6,212)	(19,912)
Available-for-sale - nontaxable (2)	(11,077)	220	(10,857)	(10,371)	922	(9,449)
Held-to-maturity - taxable	111	(44)	67	41	78	119
Held-to-maturity - nontaxable (2)	(105)	129	24	(511)	76	(435)

Total securities	(26,469)	(4,686)	(31,155)	(24,636)	(5,103)	(29,739)

Federal Home Loan Bank and Federal Reserve Bank stock	115	35	150	8	(127)	(119)
Loans (2):
Commercial and industrial	(836)	1,878	1,042	2,839	(16,649)	(13,810)
Agricultural	(54)	(161)	(215)	(1,381)	(1,676)	(3,057)
Commercial real estate	(3,598)	4,244	646	17,956	(32,771)	(14,815)
Consumer	(1,253)	(318)	(1,571)	(636)	(5,764)	(6,400)
1-4 family mortgages	(1,183)	(544)	(1,727)	(2,787)	(693)	(3,480)

Total loans, excluding covered loans	(6,924)	5,099	(1,825)	15,991	(57,553)	(41,562)
Covered loans	15,783	83	15,866	1,419	-	1,419

Total loans	8,859	5,182	14,041	17,410	(57,553)	(40,143)

Total interest income (2)	(16,795)	565	(16,230)	(6,796)	(63,227)	(70,023)

Savings deposits	289	(1,018)	(729)	(353)	(3,771)	(4,124)
NOW accounts	350	(1,557)	(1,207)	535	(7,070)	(6,535)
Money market deposits	4,238	(7,432)	(3,194)	3,425	(7,432)	(4,007)

Total interest-bearing transactional deposits	4,877	(10,007)	(5,130)	3,607	(18,273)	(14,666)
Time deposits	(233)	(21,687)	(21,920)	(5,945)	(25,834)	(31,779)

Total interest-bearing deposits	4,644	(31,694)	(27,050)	(2,338)	(44,107)	(46,445)
Borrowed funds	(7,265)	(2,037)	(9,302)	(6,953)	(17,670)	(24,623)
Subordinated debt	(4,705)	356	(4,349)	(1,510)	187	(1,323)

Total interest expense	(7,326)	(33,375)	(40,701)	(10,801)	(61,590)	(72,391)

Net interest income (2)	$(9,469)	$33,940	$24,471	$4,005	$(1,637)	$2,368

(1)

For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories on the basis of the percentage relationship of each to the sum of the two.

(2)	Interest income is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

2010 Compared to 2009

Average interest-earning assets were $7.2 billion for 2010, a decrease of $118.1 million, or 1.6%, from 2009. Average securities decreased $538.6 million in 2010 compared to 2009 as we reduced our securities portfolio in recent years by selling securities at a gain in the low interest rate environment. Average loans, excluding covered loans, were impacted by the charge-off of $147.1 million in loans in 2010. These decreases were partially offset by increases in covered assets acquired in FDIC-assisted transactions and short-term investments. We are maintaining an elevated level of short-term investments as we manage our liquidity within the current low-yield environment.

Tax-equivalent net interest margin improved 41 basis points to 4.13% for 2010 from 3.72% for 2009. The improvement reflected a 61 basis point decline in the average rate paid for interest-bearing liabilities, led by a 109 basis point decline in the average rate paid for time deposits. The reduction in rates paid on deposits reflected the decline in the yield curve over the period. Over the same period, maturities and proceeds from sales of securities, coupled with the acquisition of deposits from FDIC-assisted transactions, reduced the need for higher cost wholesale funds. As of December 31, 2010, our loan-to-deposit ratio was 78.3%, with 69.4% of our customer deposits consisting of demand, NOW, money market, and savings transactional accounts.

Our 2010 tax-equivalent net interest income increased $24.5 million compared to 2009. Interest expense declined $40.7 million, reflecting both a decline in total interest-bearing liabilities and the rates paid for these liabilities. Tax-equivalent interest income declined $16.2 million compared to 2009 due to a 14 basis point decline in tax-equivalent yield. The net result of these changes was an increase in tax-equivalent net interest income.

2009 Compared to 2008

Tax-equivalent net interest margin was 3.72% for 2009, up 11 basis points from 3.61% for 2008. The yield on interest-earning assets for 2009 declined 84 basis points compared to 2008, while our cost of funds declined 106 basis points compared to 2008.

Net interest margin for 2009 reflected our solid core deposit base and our ability to effectively manage our cost of funds. During the last half of 2009, we delevered our balance sheet by using proceeds from securities sales of $855.4 million and maturities to reduce our level of borrowed funds and time deposits. Interest rates began declining in September 2007 and continued through fourth quarter 2008, resulting in a reduction in interest rates for both fixed and floating interest rates on our loan portfolio in 2009. During 2009, we instituted interest rate floors on a portion of our loan portfolio that moderated the overall decline in loan yields and contributed to improved margins. The decline in interest-earning asset yields was more than compensated for by a shift in funding toward less expensive transactional deposits.

Tax-equivalent interest income declined $70.0 million for 2009 compared to 2008. The decrease in interest-earning assets reduced interest income by $6.8 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $63.2 million. Interest expense for 2009 declined $72.4 million compared to 2008. The decrease in interest-bearing liabilities reduced interest expense by $10.8 million, and the shift from time deposits to less expensive wholesale borrowing, coupled with an overall decrease in the average rate paid on interest-bearing liabilities reduced interest expense by $61.6 million.

Management’s Outlook

Our net interest margin performance in 2011 will depend, to a large extent, on stability of interest rates, the maintenance of transactional deposits at our current cost of funds, and our ability to redeploy excess cash from low-yield short-term investments to higher yielding loans.

We continue to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-K.

Noninterest Income

Table 5

Noninterest Income Analysis

(Dollar amounts in thousands)

	Years ended December 31,			% Change
	2010	2009	2008	2010-2009	2009-2008
Service charges on deposit accounts	$35,884	$38,754	$44,987	(7.4)	(13.9)
Trust and investment advisory fees	15,063	14,059	15,130	7.1	(7.1)
Other service charges, commissions, and fees	18,238	16,529	18,846	10.3	(12.3)
Card-based fees (1)	17,577	15,826	16,143	11.1	(2.0)

Total fee-based revenues	86,762	85,168	95,106	1.9	(10.4)
BOLI (2)	1,560	2,263	(2,369)	(31.1)	(195.5)
Other income (3)	2,180	2,590	2,819	(15.8)	(8.1)

Total operating revenues	90,502	90,021	95,556	0.5	(5.8)
Trading gains (losses), net (4)	1,530	2,542	(5,938)	(39.8)	(142.8)
Gains on securities sales, net	17,133	26,726	8,903	(35.9)	200.2
Securities impairment losses	(4,917)	(24,616)	(44,514)	(80.0)	(44.7)
Gains on FDIC-assisted transactions	4,303	13,071	-	(67.1)	100.0
Gains on early extinguishment of debt	-	15,258	-	(100.0)	100.0

Total noninterest income	$108,551	$123,002	$54,007	(11.7)	127.8

(1)

Card-based fees consist of debit and credit card interchange fees charged for processing transactions as well as various fees charged on both customer and non-customer automated teller machine (“ATM”) and point-of-sale transactions processed through the ATM and point-of-sale networks.

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
(4)

Trading gains (losses), net result from the change in fair value of trading securities. Our trading securities represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. These changes are substantially offset by an adjustment to salaries and wages expense.

2010 Compared to 2009

Total noninterest income decreased 11.7% for 2010 compared to 2009. The decline from 2009 resulted from changes in gains realized from net securities sales, early extinguishment of debt, and FDIC-assisted transactions and the fair value adjustment related to our non-qualified deferred compensation plan, which is reflected in trading gains (losses), net.

Fee-based revenues, which comprise the majority of noninterest income, of $86.8 million for 2010 grew by 1.9% compared to 2009. Service charges on deposit accounts declined due primarily to lower overdraft and non-sufficient fund fees. However, this decline was more than offset by increases in other service charges, commissions, and fees (primarily merchant fee income), card-based fees, and trust and investment advisory fees.

The majority of the decline in service charges on deposit accounts resulted from a $2.5 million decline in fees charged to customers with insufficient funds. The decrease resulted from changes in Federal Reserve regulations that require customers to opt in, or affirmatively consent, to our overdraft services for ATM and one-time debit card transactions, before overdraft fees may be assessed on the account.

Trust and investment advisory fees improved from 2009 to 2010 primarily due to a $666.3 million, or 17.5%, increase in trust assets under management during this period. Approximately $102.7 million of the $666.3 million increase was attributable to managed assets acquired in an FDIC-assisted transaction.

Higher retail investment advisory fees and merchant processing fees drove the increase in other service charges, commissions, and fees from 2009 to 2010. Merchant processing fees improved 18.5%, and retail investment advisory fees increased 9.9% for 2010 compared to 2009.

Approximately half of the growth in card-based fees in 2010 resulted from the migration from multi-merchant networks to an exclusive MasterCard network in most areas, which drove higher transaction yields and incentives.

2009 Compared to 2008

Our total noninterest income increased $69.0 million for 2009 compared to 2008. The increase was driven largely by significantly higher net gains on securities, debt extinguishment, and an FDIC-assisted transaction, which offset declines in fee-based revenues.

Fee-based revenues decreased 10.4% for 2009 from 2008. This decrease reflected the impact of lower transaction volumes caused by reduced consumer spending. All major fee categories decreased in comparison to 2008.

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

Non-operating Revenues

We recognized net securities gains and securities impairment losses for each period presented. For a discussion of these items, see the section titled “Investment Portfolio Management.”

For a discussion of the gains on FDIC-assisted transactions of $4.3 million for 2010 and $13.1 million for 2009, refer to the section titled “Covered Assets.” For a discussion of gains on early extinguishment of debt of $15.3 million for 2009, see the section titled, “Funding and Liquidity Management.”

Noninterest Expense

Table 6

Noninterest Expense Analysis

(Dollar amounts in thousands)

	Years ended December 31,			% Change
	2010	2009	2008	2010-2009	2009-2008
Compensation expense:
Salaries and wages	$94,361	$82,640	$77,074	14.2	7.2
Retirement and other employee benefits	20,017	23,908	22,836	(16.3)	4.7

Total compensation expense	114,378	106,548	99,910	7.3	6.6

OREO expense:
Write-downs of OREO	23,367	12,584	1,261	85.7	N/M
Losses on the sales of OREO, net	17,113	5,970	305	186.6	N/M
OREO operating expense, net (1)	9,554	4,905	1,843	94.8	166.1

Total OREO expense	50,034	23,459	3,409	113.3	588.1

FDIC premiums:
FDIC special assessment	-	3,500	-	(100.0)	100.0
FDIC insurance premiums	10,880	10,173	1,065	6.9	855.2

Total FDIC premiums	10,880	13,673	1,065	(20.4)	N/M

Loan remediation costs	11,020	7,458	2,569	47.8	190.3
Other professional services	11,883	8,338	8,329	42.5	0.1

Total professional services	22,903	15,796	10,898	45.0	44.9

Net occupancy expense	23,274	22,762	23,378	2.2	(2.6)
Equipment expense	8,944	8,962	9,956	(0.2)	(10.0)
Technology and related costs	11,070	8,987	7,429	23.2	21.0
Advertising and promotions	6,642	7,313	6,491	(9.2)	12.7
Merchant card expense	7,882	6,453	6,985	22.1	(7.6)
Other expenses	22,772	20,835	24,784	9.3	(15.9)

Total noninterest expense	$278,779	$234,788	$194,305	18.7	20.8

Average full-time equivalent employees	1,790	1,766	1,824

Efficiency ratio (2)	58.84%	57.86%	53.49%

    N/M - Not meaningful.

(1)	OREO operating expense, net, consists of real estate taxes, commissions on sales, insurance, and maintenance, net of any rental income.
(2)	The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fees and other income.

2010 Compared to 2009

Noninterest expense rose by $44.0 million for 2010 compared to 2009. The increase was attributed to higher losses and write-downs on OREO and increases in loan remediation costs (including costs to service certain assets acquired in FDIC-assisted transactions), other professional services from the valuation and integration of FDIC-acquired assets, and compensation expense. We recorded integration expenses associated with our FDIC-assisted transactions of $3.3 million in 2010.

The 14.2% increase in salaries and wages for 2010 compared to 2009 was driven by the addition of employees, primarily retail and commercial sales staff, from our three FDIC-assisted transactions, as well as standard merit pay increases and higher incentive and share-based compensation expense.

The 16.3% decline in retirement and other employee benefits for 2010 compared to 2009 resulted from reductions in the cost of pension and profit sharing plans. In 2010, certain pension actuarial assumptions were revised to better reflect current expectations and historical trends. The net impact of these revisions decreased pension expense by $3.1 million. The decline in expenses related to profit sharing plans resulted from a reduction in employer contributions. The decline in pension and profit sharing was partially offset by a $636,000 increase in payroll taxes.

Losses during 2010 on sales and write-downs of OREO properties increased substantially from 2009 and reflected continued weakness in the real estate market. For a discussion of sales of OREO properties, refer to the section titled “Non-performing Assets.” Costs associated with sales of OREO properties accounted for the increase in OREO operating expenses, net for 2010 compared to the prior year.

In May 2009, the FDIC levied a special assessment upon all insured depository institutions to rebuild the Deposit Insurance Fund (“DIF”). The Company’s special assessment was $3.5 million in 2009. There were no special assessments in 2010.

The increase in loan remediation expenses for 2010 compared to 2009 primarily reflects higher costs incurred to remediate problems loans, particularly given the volume of problem loans, such as outside legal fees, appraisals, real estate tax redemptions, and utilities. The increase in other professional expenses also grew during 2010 from costs incurred to integrate and remediate covered loans acquired through FDIC-assisted transactions.

The majority of the 23.2% increase in technology and related costs for 2010 compared to 2009 was driven by system conversion costs related to FDIC-assisted transactions, as well as additional costs for servicing the newly acquired customers and higher monthly fees for improved network access. Likewise, the 2.2% increase in occupancy expense pertains to the cost of operating the new retail banking branches acquired during the year.

The decline of 9.2% in advertising and promotions expense in 2010 compared to 2009 resulted from a curtailment of spending with the exception of certain marketing expenses incurred in response to FDIC-assisted transaction activity in the Chicago banking market.

Merchant card expense increased from 2009 to 2010 in concert with the increased merchant fee income previously described. The increase in other expenses was spread across several categories, including freight and courier expense, educational expenses, and other intangibles amortization.

The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fees, BOLI, and other income. The ratio increased from 57.86% for 2009 to 58.84% for 2010, resulting primarily from the increase in staffing and professional expenses incurred to remediate problem assets.

2009 Compared to 2008

Noninterest expense increased 20.8% for 2009 compared to 2008. The increase was driven by higher loan remediation costs, including costs associated with maintaining OREO, higher FDIC insurance premiums (including a special deposit premium assessed by the FDIC during second quarter 2009 of $3.5 million), and higher compensation expense primarily related to the market adjustment for the Company’s non-qualified deferred compensation plan.

Salaries and wages increased in 2009 compared to 2008 due to an increase in the obligation to participants enrolled in deferred compensation plans resulting from changes in the fair value of trading securities held on behalf of plan participants. Such increases were partially offset by declines in incentive compensation and share-based compensation expense. The 4.7% increase in retirement and other employee benefits for 2009 compared to 2008 resulted from an increase in pension plan expense.

The 21.0% increase in technology and related costs from 2008 resulted from an upgrade of technology for the delivery of voice communications over networks such as the Internet. This investment in technology provided us with a much more cost-effective means of communicating and transferring data. This cost also provided a savings in telephone expense, which is included in other expenses. The remaining variance in technology and related costs resulted from standard contractual increases.

The decline in other expenses for 2009 compared to 2008 was spread over various noninterest expense categories including freight and courier expense, telephone, supplies, and amortization expense.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the periods 2008 through 2010 are detailed in the following table.

Table 7

Income Tax Benefit Analysis

(Dollar amounts in thousands)

	Years ended December 31,
	2010	2009	2008
(Loss) income before income tax benefit	$(38,228)	$(75,926)	$36,045
Income tax benefit:
Federal income tax benefit	$(23,821)	$(39,106)	$(2,349)
State income tax benefit	(4,723)	(11,070)	(10,942)

Total income tax benefit	$(28,544)	$(50,176)	$(13,291)

Federal income tax benefit is primarily influenced by the amount of tax-exempt income derived from investment securities and BOLI in relation to pre-tax loss/income. State income tax benefit is influenced by state tax rules related to consolidated/combined reporting and sourcing of income and expense.

Income tax benefits totaled $28.5 million in 2010 and $50.2 million in 2009. The decrease in income tax benefits from 2009 to 2010 was primarily attributable to a decrease in pre-tax loss in 2010 and the recording of $5.4 million in state income tax benefits in 2009.

The increase in income tax benefits from 2008 to 2009 was primarily attributable to a decrease in pre-tax income in 2009. This effect was partially offset by a decrease in state tax-exempt income attributable to changes in Illinois tax law effective in 2009.

As of December 31, 2010, net deferred tax assets totaled $113.4 million. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Management has determined that it is more likely than not that deferred tax assets will be fully realized through carryback to taxable income in prior years, future reversals of existing deferred tax liabilities, and future taxable income.

Our accounting policies underlying the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K. Income tax expense and benefits recorded due to changes in uncertain tax positions are also described in Note 15.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO MANAGEMENT

Securities that we have the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts. Trading securities are carried at fair value, with unrealized gains and losses recorded in other noninterest income. Our trading securities relate to securities held in a rabbi trust for our nonqualified deferred compensation plan and are not considered part of the traditional investment portfolio. All other securities are classified as securities available-for-sale and are carried at fair value.

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

Table 8

Investment Portfolio Valuation Summary

(Dollar amounts in thousands)

	As of December 31, 2010			As of December 31, 2009			As of December 31, 2008
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$-	$-	-	$-	$-	-	$1,041	$1,039	0.1
U.S. agency securities	17,886	18,000	1.5	756	756	-	-	-	-
Collateralized mortgage obligations (“CMOs”)	379,589	377,692	32.3	307,921	299,920	21.8	698,839	694,285	30.1
Other mortgage-backed securities	106,451	100,780	8.6	249,282	239,567	17.5	518,265	504,918	21.9
Municipal securities	503,991	512,063	43.7	651,680	649,269	47.3	906,747	907,036	39.4
Collateralized debt obligations (“CDOs”)	14,858	49,695	4.2	11,728	54,359	4.0	42,086	60,406	2.6
Corporate debt securities	32,345	29,936	2.6	37,551	36,571	2.7	33,325	35,731	1.5
Equity securities	2,682	2,134	0.2	7,842	7,667	0.6	15,883	16,089	0.7

Total available-for-sale	1,057,802	1,090,300	93.1	1,266,760	1,288,109	93.9	2,216,186	2,219,504	96.3

Held-to-Maturity
Municipal securities	82,525	81,320	6.9	84,496	84,182	6.1	84,592	84,306	3.7

Total securities	$1,140,327	$1,171,620	100.0	$1,351,256	$1,372,291	100.0	$2,300,778	$2,303,810	100.0

	As of December 31, 2010			As of December 31, 2009
	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity
Available-for-Sale
U.S. agency securities	1.91%	0.58	3.22%	1.29%	1.40	0.78%
CMOs	0.74%	2.52	2.31%	1.96%	2.44	5.02%
Other mortgage-backed securities	2.36%	3.85	4.62%	2.64%	3.69	4.95%
Municipal securities	5.35%	8.01	6.15%	5.43%	7.12	6.17%
CDOs	0.25%	8.78	0.00%	0.25%	8.27	0.00%
Other securities	6.58%	11.18	6.85%	5.80%	11.94	5.28%

Total available-for-sale	3.22%	5.72	4.37%	3.88%	5.57	5.38%

Held-to-Maturity
Municipal securities	5.78%	9.99	6.61%	6.28%	8.51	6.88%

Total securities	3.40%	6.02	4.52%	4.03%	5.75	5.47%

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

Portfolio Composition

As of December 31, 2010, our securities portfolio totaled $1.1 billion, decreasing 15.6% from December 31, 2009, following a 41.3% decrease from December 31, 2008. Our securities portfolio has been declining over the past two years as we took advantage of opportunities in the market to sell securities at a gain, given the low interest rate environment.

Approximately 95% of our $1.1 billion available-for-sale portfolio is comprised of municipals, CMOs, and other mortgage-backed securities as of December 31, 2010. The remainder consists of seven trust-preferred CDOs with a fair value of $14.9 million and an aggregate unrealized loss of $34.8 million, and miscellaneous other securities totaling $35.0 million.

Investments in municipal securities comprised 47.6%, or $504.0 million, of the total available-for-sale securities portfolio at December 31, 2010. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment risk. Almost our entire municipal portfolio carries third-party bond insurance or other types of credit enhancement, and the majority are general obligations of local municipalities. Available-for-sale municipal securities declined 22.7% from $651.7 million at December 31, 2009. The decline was driven by maturities, paydowns, and opportunities to realize gains from sales, given the interest rate environment over the past year and management’s investment strategies.

Securities Sales

In 2010, we sold $390.9 million in CMOs, other mortgage-backed securities, municipal securities, and corporate bonds for a gain of $17.1 million. Net securities gains were $12.2 million for 2010 and were net of other-than-temporary impairment charges of $4.9 million. Impairment charges were primarily related to our CDOs.

During 2009, we sold $855.4 million of mortgage-backed, municipal, and other securities that generated $26.7 million of gains. These gains were partly offset by other-than-temporary impairment charges of $24.6 million primarily related to our CDOs.

Unrealized Gains and Losses

Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive loss. This balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate fair value of the portfolio. Net unrealized losses at December 31, 2010 were $32.5 million, up from $21.3 million at December 31, 2009, and reflect the impact of the increase in interest rates on our portfolio, which primarily consist of fixed-rate securities.

CMOs and other mortgage-backed securities are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these types of securities as of December 31, 2010 represents an other-than-temporary impairment, since the unrealized losses associated with these securities are not believed to be attributable to credit quality, but rather to changes in interest rates and temporary market movements.

As of December 31, 2010, net unrealized losses in the municipal securities portfolio totaled $8.1 million compared to a net unrealized gain of $2.4 million at December 31, 2009. The change in fair value of municipal securities reflects a rise in market interest rates, which drove the decrease in fair values of these fixed-rate investments. The unrealized loss in the portfolio relates to securities that carry investment grade ratings, with the bulk of them supported by the general revenues of the issuing governmental entity and supported by third-party insurance. We do not believe the unrealized loss on any of these securities is other-than-temporary.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities decreased $7.8 million since December 31, 2009. The unrealized loss reflects the difference between amortized cost and fair value that we determined did not relate to credit and reflects the market’s unfavorable bias against these investments. We do not believe the unrealized losses on the CDOs as of December 31, 2010 represent other-than-temporary impairment. We currently have no evidence that would suggest further reductions in net cash flows on these investments from what has already been recognized. In addition, we do not intend to sell the CDOs with unrealized losses, and it is not more likely than not that we will be required to sell them before recovery of their amortized cost bases, which may be at maturity. Our estimation of cash flows for these investments and resulting fair values were based upon cash flow modeling, as described in Note 23 of “Notes to the Consolidated Financial Statements,” in Item 8 of this Form 10-K.

Other securities include corporate bonds and other miscellaneous equity securities. We do not have unrealized losses on any of these securities as of December 31, 2010.

Effective Duration

The effective duration of the available-for-sale portfolio was 3.22% as of December 31, 2010 compared to 3.88% as of December 31, 2009 and 3.07% as of December 31, 2008. The effective duration on the aggregate investment portfolio declined in 2010 compared to 2009 due to a reduction in the securities portfolio, which resulted from a strategy to not reinvest cash flows from security sales and maturities. The rise in effective duration from December 31, 2008 to December 31, 2009 was the result of rising interest rates during 2009.

Table 9

Repricing Distribution and Portfolio Yields

(Dollar amounts in thousands)

	As of December 31, 2010
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)
Available-for-Sale
U.S. agency securities	$12,824	3.11%	$5,176	3.51%	$-	-	$-	-
CMOs (2)	159,006	2.37%	160,453	1.96%	22,760	2.85%	35,473	3.22%
Other mortgage-backed securities (2)	19,472	4.58%	54,807	4.62%	20,082	4.68%	6,419	4.52%
Municipal securities (3)	3,619	7.16%	118,679	6.05%	107,344	6.19%	282,421	6.16%
CDOs	-	-	-	-	-	-	49,695	-
Other securities (4)	40	5.48%	3,427	5.87%	18,197	7.23%	10,406	6.51%

Total available-for-sale	194,961	2.73%	342,542	3.87%	168,383	5.67%	384,414	5.07%

Held-to-Maturity
Municipal securities (3)	7,108	7.52%	24,853	6.30%	15,408	6.59%	33,951	6.61%

Total securities	$202,069	2.90%	$367,395	4.03%	$183,791	5.75%	$418,365	5.20%

(1)	Based on amortized cost.
(2)

The repricing distributions and yields to maturity of CMOs and other mortgage-backed securities are based on estimated future cash flows and prepayments. Actual repricings and yields of the securities may differ from those reflected in the table depending upon actual interest rates and prepayment speeds.

(3)

Yields on municipal securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%. The maturity date of bonds is based on contractual maturity, unless the bond, based on current market prices, is deemed to have a high probability that the call will be exercised, in which case the call date is used as the maturity date.

(4)

Yields on other securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%. The maturity date of other securities is based on contractual maturity or repricing characteristics.

COVERED ASSETS

We completed three FDIC-assisted transactions since October 2009. (Amounts in thousands.)

Institution Acquired	Date Acquired	Assets of Former Institution	Bargain-Purchase Gain (Goodwill)
First DuPage Bank (“First DuPage”)	October 23, 2009	$261,422	$13,071
Peotone Bank and Trust Company (“Peotone”)	April 23, 2010	129,447	4,303
Palos Bank and Trust Company (“Palos”)	August 13, 2010	493,435	(7,941)

Loans comprise the majority of the assets acquired through these transactions and are subject to loss share agreements with the FDIC (the “FDIC Agreements”) whereby we are indemnified against the majority of any losses incurred on these assets. In connection with the FDIC Agreements, we recorded an FDIC indemnification asset. In addition to covered loans and the FDIC indemnification asset, covered assets also include covered OREO, which is also subject to the FDIC Agreements. For a discussion of covered assets and the accounting policies related to covered assets, refer to Notes 1 and 5 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Covered loans, including the FDIC indemnification asset, earned a yield of 5.34% in 2010 and 5.06% in 2009. The table below provides the components of covered assets.

Table 10

Covered Assets

(Dollar amounts in thousands)

	December 31,
	2010	2009
Covered loans	$374,640	$146,319
FDIC indemnification asset	88,981	67,945
Covered OREO	29,698	8,981

Total covered assets	$493,319	$223,245

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

Portfolio Composition

Our loan portfolio is comprised of both corporate and consumer loans, with corporate loans representing 87.1% of total loans outstanding at December 31, 2010. The corporate loan component consists of commercial and industrial, agricultural, and commercial real estate lending categories, with a small portion consisting of loans to small businesses. Consistent with our emphasis on relationship banking, the majority of our loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize other Company banking services, such as cash management or trust services.

We do not offer any sub-prime products, and we seek to limit our exposure to any single borrower. Although our legal lending limit is $214.0 million, our largest aggregate exposure to a single borrower as of December 31, 2010 was $33.0 million. We also have exposure of $49.0 million to a group of related companies comprising a single relationship. We had only 13 credits in the portfolio where total commitments to a single borrower relationship exceeded $25.0 million as of December 31, 2010.

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

Table 11

Loan Portfolio

(Dollar amounts in thousands)

	As of December 31,
	2010	% of Total	2009	% of Total	2008	% of Total	2007	% of Total	2006	% of Total
Commercial and industrial	$1,465,903	28.7	$1,438,063	27.6	$1,490,101	27.8	$1,347,481	27.1	$1,413,263	28.2
Agricultural	227,756	4.5	209,945	4.0	216,814	4.1	235,498	4.8	213,730	4.3
Commercial real estate:
Office	396,836	7.8	394,228	7.6	339,912	6.3	256,211	5.2	232,941	4.7
Retail	328,751	6.4	331,803	6.4	265,568	5.0	193,581	3.9	192,247	3.8
Industrial	478,026	9.4	486,934	9.3	419,761	7.8	374,286	7.5	364,020	7.3

Total office, retail, and industrial	1,203,613	23.6	1,212,965	23.3	1,025,241	19.1	824,078	16.6	789,208	15.8

Residential construction	174,690	3.4	313,919	6.0	509,059	9.5	505,194	10.2	451,186	9.0
Commercial construction	164,472	3.2	231,518	4.5	356,575	6.6	388,193	7.8	362,173	7.2

Total construction	339,162	6.6	545,437	10.5	865,634	16.1	893,387	18.0	813,359	16.2

Multi-family	349,862	6.9	333,961	6.4	286,963	5.4	217,266	4.4	303,720	6.1
Investor-owned rental property	124,671	2.4	119,132	2.3	131,635	2.4	128,739	2.6	106,949	2.1
Other commercial real estate	731,686	14.4	679,851	13.1	597,694	11.2	532,741	10.7	501,475	10.0

Total commercial real estate	2,748,994	53.9	2,891,346	55.6	2,907,167	54.2	2,596,211	52.3	2,514,711	50.2

Total corporate loans	4,442,653	87.1	4,539,354	87.2	4,614,082	86.1	4,179,190	84.2	4,141,704	82.7

Direct installment	47,635	0.9	47,782	0.9	58,135	1.1	65,660	1.3	78,049	1.5
Home equity	445,243	8.7	470,523	9.1	477,105	8.9	464,981	9.4	495,079	9.9
Indirect installment	4,139	0.1	5,604	0.1	12,544	0.2	33,100	0.7	78,648	1.6
1-4 family mortgages	160,890	3.2	139,983	2.7	198,197	3.7	220,741	4.4	215,464	4.3

Total consumer loans	657,907	12.9	663,892	12.8	745,981	13.9	784,482	15.8	867,240	17.3

Total loans, excluding covered loans	5,100,560	100.0	5,203,246	100.0	5,360,063	100.0	4,963,672	100.0	5,008,944	100.0

Covered loans	374,640		146,319		—		—		—

Total loans	$5,475,200		$5,349,565		$5,360,063		$4,963,672		$5,008,944

2010 Compared to 2009

Total loans, including covered loans, were $5.5 billion as of December 31, 2010, an increase of $125.6 million, or 2.3%, from December 31, 2009. The increase was driven by the addition of covered loans acquired through FDIC-assisted transactions, which more than offset declines in the residential and commercial construction categories.

Outstanding loans, excluding covered loans, of $5.1 billion as of December 31, 2010 declined $102.7 million, or 2.0%, from December 31, 2009 as we charged-off $147.1 million in loans in 2010. Growth of 1.9% in commercial and industrial loans in addition to increases in multi-family loans of 4.8% and other commercial real estate lending of 7.6% offset the 37.8% decline in the commercial and residential construction loan portfolios that resulted from our continued efforts to remediate and reduce exposure to these lending categories.

Covered loans grew to $374.6 million at December 31, 2010 compared to $146.3 million at December 31, 2009, due to the Peotone and Palos acquisitions.

Comparisons of Prior Years (2009, 2008, 2007, and 2006)

Outstanding loans totaled $5.2 billion as of December 31, 2009, a decrease of 2.9% from December 31, 2008. During 2009, extensions of new credit were more than offset by paydowns, net charge-offs, conversion of loans to OREO, and the securitization of $25.7 million of 1-4 family mortgages, which are included in the securities available-for-sale portfolio.

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

Commercial, Industrial, and Agricultural Loans

Each commercial and industrial loan is underwritten after evaluating and understanding the borrower’s ability to operate profitably. Underwriting standards are designed to promote relationship banking rather than transactional banking. As part of the underwriting process, we examine current and projected cash flows to determine the ability of the borrower to repay his obligation as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrower, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and usually incorporate a personal guarantee. However, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent upon the ability of the borrower to collect amounts due from its customers.

Commercial, industrial, and agricultural loans increased $45.7 million, or 2.8%, from $1.65 billion at December 31, 2009 to $1.69 billion at December 31, 2010. Our commercial and industrial loans are a diverse group of loans to small, medium, and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment.

Table 12

Commercial, Industrial, and Agricultural Loans

(Dollar amounts in thousands)

	As of December 31,
	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$1,226,398	72.4	$1,213,277	73.6	$1,274,002	74.6
Small business	140,854	8.3	150,824	9.2	150,926	8.8
Tax-exempt loans (1)	84,496	5.0	63,724	3.9	49,701	2.9
Overdrawn demand deposits	4,281	0.3	4,837	0.3	7,702	0.5
Loan payment control and other (2)	9,874	0.6	5,401	0.3	7,770	0.5

Total commercial and industrial	1,465,903	86.6	1,438,063	87.3	1,490,101	87.3

Agricultural - operating	131,855	7.8	128,555	7.8	142,635	8.4
Agricultural - farmland	95,901	5.6	81,390	4.9	74,179	4.3

Total agricultural	227,756	13.4	209,945	12.7	216,814	12.7

Total commercial, industrial, and agricultural loans	$1,693,659	100.0	$1,648,008	100.0	$1,706,915	100.0

Commercial, industrial, and agricultural loans as a percent of loans, excluding covered loans	33.2%		31.6%		31.9%

(1)

Represents obligations due from municipalities. These obligations represent both general obligations and industrial revenue bonds and are separate and distinct from the municipal securities presented in Table 8.

(2)	Consists of proceeds on new loans, net of loan payments received, that have not yet been applied to specific accounts.

Commercial Real Estate Loans

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those standards and processes specific to real estate loans. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is largely dependent upon the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. As detailed in the discussion of real estate loans below, the properties securing our commercial real estate portfolio are diverse in terms of type and geographic location within the greater suburban metropolitan Chicago market and contiguous markets. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk grade criteria.

Commercial real estate loans represent 53.9% of loans, excluding covered loans, and totaled $2.7 billion at December 31, 2010, a decrease of $142.4 million, or 4.9%, from December 31, 2009. Our primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied real estate. These loans are viewed primarily as cash flow loans (similar to commercial and industrial loans) and secondarily as loans secured by real estate.

Nearly half of our commercial real estate loans consists of loans for industrial buildings, office buildings, and retail shopping centers. Approximately one-third of the office, retail, and industrial loans were owner-occupied as of December 31, 2010.

Other types of commercial real estate loans include construction loans for single-family and multi-family dwellings, residential projects, and commercial projects and loans for various types of other commercial properties, such as land for future commercial development, multi-unit residential mortgages, service stations, and hotels.

Construction Loans

Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analyses of absorption and lease rates, and financial analyses of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed projects. Construction loans often involve the disbursement of substantial funds with repayment primarily dependent upon the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment until permanent financing is obtained. These loans are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, demand and supply of alternative real estate, the availability of long-term financing, and changes in general economic conditions.

We typically underwrite construction loans as combination construction and post-construction loans secured by the underlying real estate. These loans are reported as construction loans until construction is completed or principal amortization payments begin, and then are reclassified to the loan category appropriate to the nature of the underlying collateral or purpose of the completed project. Since these types of loans are initially underwritten to consider both construction and post-construction financing, no additional underwriting takes place at the time the completed construction loan migrates to other loan categories. Upon completion of the construction project and transfer into other loan categories, these loans retain their delinquency status and risk rating. For example, if a construction loan was on non-accrual at the time of completion, it would be transferred to the appropriate loan category as a non-accrual loan.

Construction loans account for 12.3% of our commercial real estate portfolio as of December 31, 2010. Total construction loans of $339.2 million consist of $174.7 million of residential construction and $164.5 million of commercial construction. The residential construction portfolio represents loans to developers of residential properties and, therefore, is particularly susceptible to declining real estate values.

The following table provides details on the nature of our construction loan portfolios.

Table 13

Construction Loans by Type

(Dollar amounts in thousands)

	Residential Construction		Commercial Construction		Combined
	Amount	% of Total	Amount	% of Total	Amount	% of Total
As of December 31, 2010
Raw land	$35,401	20.3	$46,995	28.6	$82,396	24.3
Developed land	83,229	47.6	71,856	43.7	155,085	45.7
Construction	14,077	8.1	22,882	13.9	36,959	10.9
Substantially completed structures	32,538	18.6	22,284	13.5	54,822	16.2
Mixed and other	9,445	5.4	455	0.3	9,900	2.9

Total	$174,690	100.0	$164,472	100.0	$339,162	100.0

Weighted-average maturity (in years)	0.49		0.68		0.58
Construction loans as a percent of loans, excluding covered loans	3.4%		3.2%		6.6%
Construction loans as a percent of commercial real estate loans	6.4%		6.0%		12.3%

As of December 31, 2009
Raw land	$66,715	21.2	$43,341	18.7	$110,056	20.2
Developed land	133,604	42.6	78,207	33.8	211,811	38.8
Construction	14,227	4.5	18,580	8.0	32,807	6.0
Substantially completed structures	82,852	26.4	91,015	39.3	173,867	31.9
Mixed and other	16,521	5.3	375	0.2	16,896	3.1

Total	$313,919	100.0	$231,518	100.0	$545,437	100.0

Weighted-average maturity (in years)	0.35		1.29		0.74
Construction loans as a percent of loans, excluding covered loans	6.0%		4.5%		10.5%
Construction loans as a percent of commercial real estate loans	10.9%		8.0%		18.9%

Total construction loans decreased by $206.3 million from December 31, 2009 to December 31, 2010. The decline in the portfolio was due to principal paydowns, charge-offs, reclassification of completed construction projects into other loan categories, and transfers of loan collateral into OREO as we continued to reduce our exposure to this lending category.

Other Commercial Real Estate

Other commercial real estate totaled $731.7 million as of December 31, 2010. The following table summarizes this category by product type and presents the diversity within this portfolio.

Table 14

Other Commercial Real Estate Loan Detail by Product Type

(Dollar amounts in thousands)

	As of December 31,
	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Service stations and truck stops	$140,774	19.2	$146,887	21.6	$137,448	23.0
Warehouses and storage	112,064	15.3	108,039	15.9	82,860	13.9
Hotels	84,513	11.6	76,815	11.3	74,611	12.5
Restaurants	57,786	7.9	55,262	8.1	47,755	8.0
Automobile dealers	37,318	5.1	39,846	5.9	37,883	6.3
Medical	37,074	5.1	39,158	5.8	34,359	5.7
Religious	20,528	2.8	14,652	2.1	11,224	1.9
Mobile home parks	18,192	2.5	19,367	2.8	36,790	6.2
Recreational	9,659	1.3	13,344	2.0	14,515	2.4
Other	213,778	29.2	166,481	24.5	120,249	20.1

Total other commercial real estate	$731,686	100.0	$679,851	100.00	$597,694	100.0

Consumer Loans

Consumer loans are centrally underwritten utilizing the Fair Isaac Corporation (“FICO”) credit scoring. This is a credit score, with a scale that ranges from 300 to 850, developed by Fair Isaac Corporation that is used by many mortgage lenders. It uses a risk-based system to determine the probability that a borrower may default on financial obligations to the mortgage lender. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements.

As of December 31, 2010, consumer loans represented 12.9% of loans, excluding covered loans, compared to 12.8% as of December 31, 2009 and 13.9% as of December 31, 2008.

Table 15

Consumer Loans

(Dollar amounts in thousands)

	As of December 31,
	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Direct installment	$47,635	7.2	$47,782	7.2	$58,135	7.8
Home equity	445,243	67.7	470,523	70.9	477,105	63.9
Indirect installment	4,139	0.6	5,604	0.8	12,544	1.7
1-4 family mortgages	160,890	24.5	139,983	21.1	198,197	26.6

Total consumer loans	$657,907	100.0	$663,892	100.0	$745,981	100.0

	As of December 31, 2010
	Average FICO Score	Median FICO Score	% of Loans with a Score of 650 or Above
Home equity loans	731	769	86.3%
1-4 family mortgages	714	739	78.2%

The home equity category consists mainly of revolving lines of credit secured by junior liens on owner-occupied real estate. Loan-to-value ratios on home equity loans and 1-4 family mortgages are based on the collateral value at origination for these credits and generally range from 50% to 80%.

Home equity loans and 1-4 family mortgages were rescored during fourth quarter 2010.

Maturity and Interest Rate Sensitivity of Corporate Loans

The following table summarizes the maturity distribution of our corporate loan portfolio as of December 31, 2010, as well as the interest rate sensitivity of the loans that have maturities in excess of one year. For additional discussion of interest rate sensitivity, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of this Form 10-K.

Table 16

Maturities and Sensitivities of Corporate Loans to Changes in Interest Rates

(Dollar amounts in thousands)

	As of December 31, 2010
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial, industrial, and agricultural	$1,041,897	$548,533	$103,229	$1,693,659
Commercial real estate	900,905	1,701,373	146,716	2,748,994

Total	$1,942,802	$2,249,906	$249,945	$4,442,653

Loans maturing after one year:
Predetermined (fixed) interest rates		$2,102,347	$219,359
Floating interest rates		147,559	30,585

Total		$2,249,906	$249,944

Non-Performing Assets and Potential Problem Loans

The following table presents our loan portfolio by performing and non-performing status.

Table 17

Loan Portfolio by Performing/Non-Performing Status

(Dollar amounts in thousands)

			Past Due
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Restructured
As of December 31, 2010
Commercial and industrial	$1,465,903	$1,403,409	$5,398	$1,552	$50,088	$5,456
Agricultural	227,756	223,021	65	187	2,497	1,986
Commercial real estate:
Office	396,836	389,936	1,671	-	5,087	142
Retail	328,751	320,477	447	-	7,827	-
Industrial	478,026	468,995	461	-	6,659	1,911

Total office, retail, and industrial	1,203,613	1,179,408	2,579	-	19,573	2,053

Residential construction	174,690	122,317	51	200	52,122	-
Commercial construction	164,472	135,787	-	-	28,685	-
Multi-family	349,862	343,070	486	-	6,203	103
Investor-owned rental property	124,671	117,065	1,141	135	6,039	291
Other commercial real estate	731,686	685,396	6,974	210	34,566	4,540

Total commercial real estate	2,748,994	2,583,043	11,231	545	147,188	6,987

Total corporate loans	4,442,653	4,209,473	16,694	2,284	199,773	14,429

Direct installment	47,635	47,118	391	86	40	-
Home equity	445,243	428,726	4,055	1,870	7,948	2,644
Indirect installment	4,139	3,781	239	-	119	-
1-4 family mortgages	160,890	149,419	2,267	4	3,902	5,298

Total consumer loans	657,907	629,044	6,952	1,960	12,009	7,942

Total loans, excluding covered loans	5,100,560	4,838,517	23,646	4,244	211,782	22,371
Covered loans	374,640	269,285	18,445	86,910	-	-

Total loans	$5,475,200	$5,107,802	$42,091	$91,154	$211,782	$22,371

			Past Due
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Restructured
As of December 31, 2009
Commercial and industrial	$1,438,063	$1,392,555	$11,915	$1,964	$28,193	$3,436
Agricultural	209,945	207,272	-	-	2,673	-
Commercial real estate:
Office	394,228	385,851	2,327	-	6,050	-
Retail	331,803	318,368	96	330	12,918	91
Industrial	486,934	482,903	1,603	-	2,428	-

Total office, retail, and industrial	1,212,965	1,187,122	4,026	330	21,396	91

Residential construction	313,919	200,061	974	86	112,798	-
Commercial construction	231,518	210,654	-	-	20,864	-
Multi-family	333,961	313,306	2,152	55	12,486	5,962
Investor-owned rental property	119,132	110,234	3,967	225	4,351	355
Other commercial real estate	679,851	634,561	5,132	130	28,006	12,022

Total commercial real estate	2,891,346	2,655,938	16,251	826	199,901	18,430

Total corporate loans	4,539,354	4,255,765	28,166	2,790	230,767	21,866

Direct installment	47,782	46,291	1,271	165	55	-
Home equity	470,523	455,214	5,192	1,032	7,549	1,536
Indirect installment	5,604	5,100	458	21	25	-
1-4 family mortgages	139,983	124,117	2,825	71	5,819	7,151

Total consumer loans	663,892	630,722	9,746	1,289	13,448	8,687

Total loans, excluding covered loans	5,203,246	4,886,487	37,912	4,079	244,215	30,553
Covered loans	146,319	93,045	22,988	30,286	-	-

Total loans	$5,349,565	$4,979,532	$60,900	$34,365	$244,215	$30,553

The following table provides a comparison of our non-performing assets and past due loans for the past five years.

Table 18

Non-performing Assets and Past Due Loans

(Dollar amounts in thousands)

	As of December 31,
	2010	2009	2008	2007	2006
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$211,782	$244,215	$127,768	$18,447	$16,209
90 days or more past due loans	4,244	4,079	36,999	21,149	12,810

Total non-performing loans	216,026	248,294	164,767	39,596	29,019
Restructured loans (still accruing interest)	22,371	30,553	7,344	7,391	-
Other real estate owned	31,069	57,137	24,368	6,053	2,727

Total non-performing assets	$269,466	$335,984	$196,479	$53,040	$31,746

30-89 days past due loans	$23,646	$37,912	$116,206	$100,820	$88,568
Non-accrual loans to total loans	4.15%	4.69%	2.38%	0.37%	0.32%
Non-performing loans to total loans	4.24%	4.77%	3.07%	0.80%	0.58%
Non-performing assets to loans plus OREO	5.25%	6.39%	3.65%	1.07%	0.63%

Covered loans and covered OREO (1)
Non-accrual loans	$-	$-	$-	$-	$-
90 days or more past due loans	86,910	30,286	-	-	-

Total non-performing loans	86,910	30,286	-	-	-
Restructured loans (still accruing interest)	-	-	-	-	-
Other real estate owned	29,698	8,981	-	-	-

Total non-performing assets	$116,608	$39,267	$-	$-	$-

30-89 days past due loans	$18,445	$22,988	$-	$-	$-

Non-performing assets, including covered loans and covered OREO
Non-accrual loans	$211,782	$244,215	$127,768	$18,447	$16,209
90 days or more past due loans	91,154	34,365	36,999	21,149	12,810

Total non-performing loans	302,936	278,580	164,767	39,596	29,019
Restructured loans (still accruing interest)	22,371	30,553	7,344	7,391	-
Other real estate owned	60,767	66,118	24,368	6,053	2,727

Total non-performing assets	$386,074	$375,251	$196,479	$53,040	$31,746

30-89 days past due loans	$42,091	$60,900	$116,206	$100,820	$88,568
Non-accrual loans to total loans	3.87%	4.57%	2.38%	0.37%	0.32%
Non-performing loans to total loans	5.53%	5.21%	3.07%	0.80%	0.58%
Non-performing assets to loans plus OREO	6.97%	6.93%	3.65%	1.07%	0.63%

					Amount
The effect of non-accrual loans on interest income for 2010 is presented below:
Interest which would have been included at the contract rates					$17,271
Less: Interest included in income during the year					4,134

Interest income not recognized in the financial statements					$13,137

(1)	For a discussion of covered loans and covered OREO, refer to Note 5 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Non-performing covered loans and covered OREO were recorded at their estimated fair values at the time of acquisition. These assets are covered by the FDIC Agreements that substantially mitigate the risk of loss. Although non-performing covered loans are past due based on contractual terms, they continue to perform in accordance with our expectations of cash flows.

Non-performing assets, excluding covered loans and covered OREO, represented 5.25% of total loans plus OREO at December 31, 2010 compared to 6.39% at December 31, 2009. Excluding covered loans and covered OREO, non-performing assets as of December 31, 2010 were $269.5 million, down $66.5 million, or 19.8%, compared to December 31, 2009. Non-performing loans, excluding covered loans, represented 4.24% of total loans at December 31, 2010, compared to 4.77% at December 31, 2009. The improvement in these asset quality measures was substantially due to loan charge-offs, OREO write-downs and disposals of non-performing assets, net of loans downgraded to non-accrual status.

Non-accrual Loans

Generally, loans are placed on non-accrual status if principal or interest payments become 90 days or more past due or management deems the collectability of the principal or interest to be in question. Loans to customers whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. Once interest accruals are discontinued, accrued but uncollected interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest. We continue to accrue interest on certain loans 90 days or more past due when we determine these loans are well secured and in the process of collection.

In determining whether charge-offs are needed on non-performing collateral-dependent loans, we estimate the value of the loan based on the underlying collateral less costs to sell. This value may be obtained from appraisals or current offers, verbal or written, if available. If offers were not available, we rely upon current offers for similar properties located in similar geographic areas. The disposition strategy that we have in place for a loan will determine the appraised value we use (e.g., “as-is”, “orderly liquidation”, “forced liquidation”).

Non-accrual loans declined from $244.2 million at December 31, 2009 to $211.8 million at December 31, 2010. The amount of loans downgraded from performing to non-accrual during 2010 totaled $214.5 million compared to $365.3 million during 2009, and reflects significantly fewer downgrades of construction loans and other commercial loans categories from 2009.

During 2010, we disposed of $30.2 million of primarily non-performing loans at a loss of $13.7 million in two separate sales transactions. One of the transactions was a bulk sale representing 36 relationships, and the other loan sale related to a single borrower. In evaluating whether to enter into these transactions, management assessed current collateral values, projected cash flows, long-term costs to remediate and/or maintain collateral, current disposition strategies, and other unique circumstances specific to these loans.

Credit Actions Taken in Fourth Quarter 2010

In fourth quarter 2010, the lagging market recovery for real estate in the suburban Chicago market warranted a reassessment of the existing disposition strategies for our non-performing assets and a shift to more aggressively pursue remediation. In selecting non-performing assets for disposition strategy reassessment, we specifically targeted construction-related loans and OREO that are believed to be subject to longer estimated recovery periods and have a higher likelihood of further declines in value due to their geographic location.

Due to these conditions, we reassessed underlying collateral values based on current offers, verbal or written, if available. If offers were not available, we relied upon current offers for similar properties located in similar geographic areas. As a result, we wrote down selected non-performing construction loans and OREO to better reflect expected proceeds from disposition, resulting in additional fourth quarter loan charge-offs and OREO write-downs.

We periodically reassess the disposition strategy for all non-performing assets based on market conditions.

Table 19

Non-performing Construction Loans

(Dollar amounts in thousands)

	December 31, 2010			December 31, 2009
	Total Loans	Non- performing Loans	Non- performing Loans as a % of Loans	Total Loans	Non- performing Loans	Non- performing Loans as a % of Loans
Residential construction	$174,690	$52,322	30.0%	$313,919	$112,884	36.0%
Commercial construction	164,472	28,685	17.4%	231,518	20,864	9.0%

Total construction loans	$339,162	$81,007	23.9%	$545,437	$133,748	24.5%

Non-accrual loans		$80,807			$133,662
90 days or more past due loans		200			86

Total non-performing loans		$81,007			$133,748

Of the $81.0 million in non-performing construction loans as of December 31, 2010, 51.7% is comprised of six credits. Life-to-date charge-offs on those six credits totaled $7.9 million. The Company did not have a valuation allowance related to these loans as of December 31, 2010.

Non-accrual loans increased from $127.8 million at December 31, 2008 to $244.2 million at December 31, 2009. This increase was largely due to higher residential construction non-accrual loans and reflects the adverse impact on borrowers of the weakening economy, market illiquidity, and, in particular, declining real estate values and rising unemployment. Loans 90 days or more past due and still accruing interest (excluding covered loans) declined from $37.0 million as of December 31, 2008 to $4.1 million as of December 31, 2009. Loans 30-89 days past due (excluding covered loans) totaled $37.9 million as of December 31, 2009, down from $116.2 million as of December 31, 2008.

Our disclosure with respect to impaired loans is contained in Note 6 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Restructured Loans

Restructured loans are loans for which the original contractual terms have been modified, including forgiveness of principal or interest, due to deterioration in the borrower’s financial condition. We do not accrue interest on any restructured loan unless and until we believe collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a restructured loan is returned to accrual status assuming the loan is restructured at market terms consistent with the credit risk of the borrower. However, the period could vary depending on the individual facts and circumstances of the loan.

For a restructured loan to begin accruing interest, the borrower must demonstrate both some level of performance under the original contractual terms and the capacity to perform under the modified terms. A history of timely payments (including partial payments sufficient to satisfy the modified terms) and adherence to financial covenants generally serves as sufficient evidence of the borrower’s performance under the original terms. An evaluation of the borrower’s current creditworthiness is used to assess whether the borrower has the capacity to repay the loan under the modified terms. This evaluation includes an estimate of expected cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable. Once the borrower demonstrates the ability to meet the modified terms of the restructured loan and we are reasonably assured we will receive the full principal and interest under the restructured terms, we will return the loan to accrual status. However, in accordance with industry regulation, these restructured loans continue to be separately reported as restructured until after the calendar year in which the restructuring occurred if the loan was restructured at market rates and terms.

On occasion, we may also restructure a loan into two instruments, and charge-off one of the restructured loans. If the borrower demonstrates an ongoing ability to comply with the restructured terms of the remaining loan, the restructured loan may be classified as an accruing loan. Otherwise, the restructured loan would be placed on non-accrual status.

Loan modifications are generally performed at the request of the individual borrower and may include reduction in interest rates, changes in payments, and maturity date extensions. Although we do not have formal, standardized loan modification programs for our commercial or consumer loan portfolios, we do participate in the U.S. Department of the Treasury’s Home Affordable Modification Program (“HAMP”) and comply with Regulation Z, the Federal Truth in Lending Act. HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Department of the Treasury (“Treasury”) compensating us for a portion of the reduction in monthly amounts due from borrowers participating in this program.

Table 20

Restructured Loans by Type

(Dollar amounts in thousands)

	December 31, 2010		December 31, 2009		December 31, 2008
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	46	$23,404	28	$4,062	2	$2,099
Agricultural	1	1,986	-	-	-	-
Commercial real estate:
Office, retail, and industrial	3	2,053	1	91	1	372
Residential construction	4	13,472	1	1,423	-	-
Multi-family	9	3,193	10	11,462	1	1,472
Other commercial real estate	13	7,229	11	13,852	2	3,143

Total commercial real estate	29	25,947	23	26,828	4	4,987

Home equity loans	50	3,233	34	1,724	1	119
1-4 family mortgages	49	6,703	51	7,953	1	139

Total consumer	99	9,936	85	9,677	2	258

Total restructured loans	175	$61,273	136	$40,567	8	$7,344

Restructured loans, still accruing interest	120	$22,371	108	$30,553	8	$7,344
Restructured loans included in non-accrual	55	38,902	28	10,014	-	-

Total restructured loans	175	$61,273	136	$40,567	8	$7,344

Year-to-date charge-offs on restructured loans		$6,385		$4,993		$2,000
Valuation allowance related to restructured loans		$-		$-		$-

At December 31, 2010, we had restructured loans totaling $61.3 million, an increase of $20.7 million from December 31, 2009. Included in these amounts are loans that were restructured at market terms and continued to accrue interest, which totaled $22.4 million as of December 31, 2010, a decrease of $8.2 million, or 26.8%, from December 31, 2009. To the extent these loans continue to perform, they will no longer be classified as non-performing subsequent to December 31, 2010. We expect the majority of the accruing restructured loans to be returned to performing status in 2011 as a result of satisfactory payment performance.

We have restructured certain other loans totaling $38.9 million as of December 31, 2010, which may accrue interest, but because the restructured terms are not at current market terms, are reported as non-accrual. We occasionally restructure loans at other than market rates or terms to enable the borrower to work through financial difficulties for a set period of time. Approximately half of this total relates to a single borrowing relationship that continues to make timely payments in accordance with the restructured terms.

Potential Problem Loans

Potential problem loans are loans categorized as substandard and, although they continue to accrue interest, they exhibit weaknesses that may jeopardize the liquidation of the debt, such that we could sustain some loss if the weaknesses are not corrected. Potential problem loans totaled $151.7 million as of December 31, 2010 and $150.3 million as of December 31, 2009 and represent loans to borrowers that have experienced a decline in financial position and paying capacity and that may not be adequately secured by collateral, if any. These loans are performing in accordance with contractual terms, but management has concerns about the potential ability of the obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Over the past two years, management has devoted significant additional resources to identify, monitor, and manage potential problem loans.

OREO

OREO consists of properties acquired as the result of borrower defaults on loans. OREO is recorded at the lower of the outstanding loan balance or the fair value of the property received, less estimated selling costs. Write-downs occurring at foreclosure are charged against the allowance for loan losses. On a periodic basis, the carrying values of OREO may be adjusted to reflect reductions in value resulting from new appraisals, new list prices, changes in market conditions, and/or changes in disposition strategies. Write-downs are recorded for these subsequent declines in value and are included in other noninterest expense along with expenses to maintain the properties.

Other real estate owned, excluding covered OREO, was $31.1 million at December 31, 2010, a $26.1 million, or 45.6%, decline from $57.1 million at December 31, 2009.

Table 21

OREO Properties by Type

(Dollar amounts in thousands)

	December 31, 2010		December 31, 2009		December 31, 2008
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single-family homes	6	$1,113	50	$9,245	34	$6,967
Land parcels:
Raw land	5	7,467	4	9,658	-	-
Farm land	2	4,657	3	11,787	4	10,455
Commercial lots	14	4,096	1	620	-	-
Single-family lots	27	7,564	27	16,092	3	217

Total land parcels	48	23,784	35	38,157	7	10,672

Multi-family units	4	714	12	2,450	11	3,682
Commercial properties	12	5,458	15	7,285	8	3,047

Total OREO properties	70	$31,069	112	$57,137	60	$24,368

Covered OREO	44	$29,698	9	$8,981	-	$-

The following table summarizes reductions to OREO properties during 2010, 2009, and 2008.

Table 22

OREO Sales

(Dollar amounts in thousands)

	Year Ended December 31, 2010			Years Ended December 31,
	OREO	Covered OREO	Total	2009	2008
OREO sales
Proceeds from sales	$47,418	$9,062	$56,480	$19,331	$7,446
Less: Basis of properties sold	64,456	9,137	73,593	25,301	7,751

Losses on sales of OREO, net	$(17,038)	$(75)	$(17,113)	$(5,970)	$(305)

OREO transfers and write-downs
OREO transferred to premises, furniture, and equipment (at fair value)	$9,455	$-	$9,455	$6,860	$-
OREO write-downs	$23,196	$171	$23,367	$12,584	$1,261

As we work to dispose of non-performing assets, our efforts could be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, illiquidity in the real estate market, and higher levels of real estate coming into the market. Accordingly, the future carrying value of these assets may be influenced by the same factors.

Allowance for Credit Losses

Methodology for the Allowance for Credit Losses

The allowance for credit losses includes the allowance for loan losses and the reserve for unfunded commitments and represents management’s best estimate of probable losses inherent in the existing loan portfolio. Determination of the allowance for loan losses is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogenous loans based on historical loss experience, consideration of current economic trends, and other factors, all of which may be susceptible to significant change.

The allowance for loan losses is established through a provision for loan losses charged to expense and takes into consideration such internal and external qualitative factors as changes in the nature, volume, size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic conditions that affect the borrower’s ability to pay, and other pertinent factors. The allowance for loan losses consists of (i) specific reserves established for probable losses on individual loans for which the recorded investment in the loan exceeds the value of the loan, (ii) reserves based on historical credit loss experience for each loan category, and (iii) the impact of other internal and external qualitative factors.

The specific reserves component of the allowance for loan losses is based on a periodic analysis of loans exceeding a fixed dollar amount where the internal credit rating is at or below a predetermined classification, as well as other loans regardless of internal credit rating that management believes are subject to higher risk of loss. A loan is considered impaired when it is probable that we will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans deemed to be impaired are classified as non-accrual and are exclusive of smaller homogeneous loans such as home equity, installment, and 1-4 family mortgages. Impairment is measured by estimating the present value of expected future cash flows discounted at the loan’s initial effective interest rate, or the fair value of the underlying collateral less costs to sell, if repayment of the loan is collateral-dependent. If the resulting amount is less than the recorded book value, we either establish a valuation allowance as a component of the allowance for loan losses or charge-off the impaired balance if we determine that such amount is a confirmed loss.

The component of the allowance for loan losses based on historical credit loss experience is determined using a loss migration analysis that examines actual loss experience over the most recent 2-year period and, for corporate loans, the related internal rating of loans charged-off. The loss migration analysis is performed quarterly and loss factors are updated based on actual experience. The loss component based upon historical loss experience is then adjusted for management’s estimate of those losses incurred within the loan portfolio that have yet to be manifested in historical charge-off experience. Management takes into consideration many internal and external qualitative factors when estimating this adjustment, including:

•	Trends in delinquencies and non-accrual loans,
•	Changes in credit policy procedures,
•	Changes in experience and ability of our credit department,
•	Changes in the quality of the loan review function and Board oversight,
•	Changes in loan portfolio concentration,
•	Changes in the overall value of underlying collateral,
•	Changes in economic and business conditions, and
•	Changes in competitive, legal, and regulatory conditions.

In 2008 and prior years, we used a 3-year weighted historical loss period. In 2009, we changed from a 3-year weighted average loss rate to a 2-year weighted average loss rate. The objective of this change was to reflect management’s best estimate of losses inherent in the loan portfolio as of December 31, 2009. We determined this adjustment was appropriate in light of the economic decline that occurred in 2008 and 2009, the resulting impact on the real estate market, and management’s assessment of credit quality and losses inherent in the portfolio as of December 31, 2009. Therefore, management determined that the use of loss statistics from 2007 in the 3-year weighted average loss rate no longer appropriately represented the risk of loss inherent in the portfolio as of December 31, 2009. The impact on the allowance for loan losses was to increase the balance by approximately $20 million at December 31, 2009.

We also maintain a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements. The reserve for unfunded credit commitments is computed based on a loss migration analysis similar to that used to determine the allowance for loan losses.

The establishment of the allowance for credit losses involves a high degree of judgment and includes a level of imprecision given the difficulty of identifying all the factors impacting loan repayment and the timing of when losses actually occur. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and property values, and the interpretation by regulatory authorities of loan classifications. While each element of the allowance for credit losses is determined separately, the entire allowance is available for the entire loan portfolio. Management believes that the allowance for credit losses of $145.1 million is an appropriate estimate of credit losses inherent in the loan portfolio as of December 31, 2010.

The accounting policies underlying the establishment and maintenance of the allowance for credit losses are discussed in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Table 23

Allowance for Credit Losses and

Summary of Credit Loss Experience

(Dollar amounts in thousands)

	Years ended December 31,
	2010	2009	2008	2007	2006
Change in allowance for credit losses: (1)
Balance at beginning of year	$144,808	$93,869	$61,800	$62,370	$56,393
Loans charged-off:
Commercial and industrial	(35,829)	(56,903)	(14,557)	(6,424)	(6,939)
Agricultural	(1,301)	(180)	(42)	(15)	-
Office, retail, and industrial	(10,322)	(7,869)	(852)	-	-
Residential construction	(55,611)	(63,045)	(15,780)	(231)	-
Commercial construction	(8,356)	(3,620)	-	-	-
Multi-family	(2,788)	(3,485)	(1,801)	(491)	(1,069)
Investor-owned rental property	(2,940)	(1,984)	(223)	(61)	(32)
Other commercial real estate	(25,929)	(16,429)	(1,030)	(100)	(316)
Consumer	(9,609)	(13,589)	(5,476)	(2,599)	(3,791)
1-4 family mortgages	(1,031)	(934)	(576)	(145)	(156)

Total loans charged-off	(153,716)	(168,038)	(40,337)	(10,066)	(12,303)

Recoveries on loans previously charged-off:
Commercial and industrial	5,227	1,899	1,531	1,499	1,147
Agricultural	-	-	4	5	9
Office, retail, and industrial	612	13	120	-	-
Residential construction	770	403	-	-	-
Commercial construction	-	400	-	-	2
Multi-family	363	2	5	1	19
Investor-owned rental property	157	1	-	-	2
Other commercial real estate	337	115	5	195	-
Consumer	691	468	487	563	919
1-4 family mortgages	49	4	-	-	18

Total recoveries on loans previously charged-off	8,206	3,305	2,152	2,263	2,116

Net loans charged-off, excluding covered loans and covered OREO	(145,510)	(164,733)	(38,185)	(7,803)	(10,187)
Net charge-offs on covered assets	(1,575)	-	-	-	-

Net loans charged-off	(147,085)	(164,733)	(38,185)	(7,803)	(10,187)

Provision charged to operating expense:
Provision, excluding provision for covered loans	145,774	215,672	70,254	7,233	10,229
Provision for covered loans	27,009	-	-	-	-
Less: expected reimbursement from the FDIC	(25,434)	-	-	-	-

Net provision for covered loans	1,575	-	-	-	-

Total provision charged to operating expense	147,349	215,672	70,254	7,233	10,229
Allowance of acquired bank	-	-	-	-	5,935

Balance at end of year (1)	$145,072	$144,808	$93,869	$61,800	$62,370

(1)	The allowance for credit losses as of December 31, 2010 includes a reserve for unfunded commitments of $2.5 million.

	Years ended December 31,
	2010	2009	2008	2007	2006
Average loans, excluding covered loans	$5,191,154	$5,348,979	$5,149,879	$4,943,479	$4,869,360
Net loans charged-off to average loans, excluding covered loans	2.80%	3.08%	0.74%	0.16%	0.21%
Allowance for credit losses at end of period as a percent of:
Total loans, excluding covered loans	2.84%	2.78%	1.75%	1.25%	1.25%
Non-performing loans, excluding covered loans	67%	58%	57%	156%	215%
Average loans, including covered loans	$5,514,749	$5,377,028	$5,149,879	$4,943,479	$4,869,360
Net loans charged-off to average loans	2.67%	3.06%	0.74%	0.16%	0.21%
Allowance for credit losses at end of period as a percent of:
Total loans	2.65%	2.71%	1.75%	1.25%	1.25%
Non-performing loans	48%	52%	57%	156%	215%
Activity in the Allowance for Credit Losses

The allowance for credit losses represented 2.84% of total loans, excluding covered loans, at December 31, 2010 compared to 2.78% at December 31, 2009. The allowance for credit losses as a percentage of non-performing loans, excluding covered loans, was 67% at December 31, 2010, up from 58% at December 31, 2009.

The provision for loan losses was $147.3 million for 2010 compared to $215.7 million for 2009 and $70.3 million for 2008. Net charge-offs, excluding covered loans, for 2010 were $145.5 million compared to $164.7 million for 2009 and $38.2 million for 2008. Charge-offs and provisioning for 2010 and 2009 were largely influenced by the credit performance of our construction loan portfolio.

As previously discussed, we shifted our disposition strategy primarily for certain construction loans to more aggressively pursue disposition. This resulted in further charge-offs in addition to the charge-offs we had already taken under our previous disposition strategy.

Allocation of the Allowance for Credit Losses

Table 24

Allocation of Allowance for Credit Losses

(Dollar amounts in thousands)

	As of December 31,
	2010	2009	2008	2007		2006
Commercial, industrial, and agricultural	$49,545	$54,452	$22,189	$27,380		$28,932
Commercial real estate:
Office, retail, and industrial	20,758	20,164	22,048		(1)		(1)
Residential construction	27,933	33,078	32,910		(1)		(1)
Multi-family	3,996	4,555	2,680		(1)		(1)
Other commercial real estate (2)	29,869	21,084	7,927		(1)		(1)

Total commercial real estate	82,556	78,881	65,565	29,404		26,489

Consumer	12,971	11,475	6,115	5,016		6,949

Total	$145,072	$144,808	$93,869	$61,800		$62,370

Total loans, excluding covered loans	$5,100,560	$5,203,246	$5,360,063	$4,963,672		$5,008,944
Total loans	$5,475,200	$5,349,565	$5,360,063	$4,963,672		$5,008,944
Allowance for credit losses as a percent of:
Loans:
Commercial, industrial, and agricultural	2.93%	3.30%	1.30%	1.73%		1.78%
Commercial real estate:
Office, retail, and industrial	1.72%	1.66%	2.15%	(1)		(1)
Residential construction	15.99%	10.54%	6.46%	(1)		(1)
Multi-family	1.14%	1.36%	0.93%	(1)		(1)
Other commercial real estate	2.93%	2.05%	0.73%	(1)		(1)
Total commercial real estate	3.00%	2.73%	2.26%	1.13%		1.05%
Consumer	1.97%	1.73%	0.82%	0.64%		0.80%
Total, excluding covered loans	2.84%	2.78%	1.75%	1.25%		1.25%
Non-accrual loans, excluding covered loans	69%	59%	73%	335%		385%
Non-performing loans, excluding covered loans	67%	58%	57%	156%		215%
Total loans	2.65%	2.71%	1.75%	1.25%		1.25%
Non-accrual loans	69%	59%	73%	335%		385%
Non-performing loans	48%	52%	57%	156%		215%

(1)	Prior to 2008, we allocated our allowance for commercial real estate loans to the general category of commercial real estate.
(2)	Includes commercial construction.

In 2010, we maintained the allowance for credit losses consistent with the December 31, 2009 level, with a decrease in the allowance allocated to commercial, industrial, and agricultural loans offset by an increase in the amount allocated to other commercial real estate loans. We also reduced the allowance allocated to residential construction loans in 2010. Due to the level of charge-offs on these loans in the past two years and the level of risk associated with the remaining loans, we determined that there were lower losses inherent in that portfolio as of December 31, 2010.

We increased our allowance for credit losses by $50.9 million from December 31, 2008 to December 31, 2009, based in large part on higher charge-offs across each loan category.

In 2008, we more than doubled the allowance for credit losses allocated to commercial real estate loans, increasing it from $29.4 million as of December 31, 2007 to $65.6 million as of December 31, 2008. The 2008 increase was the direct result of the impact of continuing economic weakness on real estate and related markets, which were reflected in lower collateral values.

INVESTMENT IN BANK OWNED LIFE INSURANCE

We purchase life insurance policies on the lives of certain directors and officers and are the sole owner and beneficiary of the policies. We invest in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Financial Condition at each policy’s respective CSV with changes recorded in noninterest income in the Consolidated Statements of Income. As of December 31, 2010, the CSV of BOLI assets totaled $197.6 million compared to $198.0 million as of December 31, 2009.

As of December 31, 2010, 25.1% of our total BOLI portfolio is in general account life insurance distributed between nine insurance carriers, all of which carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 74.9% is in separate account life insurance, which is managed by third party investment advisors under pre-determined investment guidelines. Stable value protection is a feature available with respect to separate account life insurance policies that is designed to protect, within limits, a policy’s CSV from market fluctuations on underlying investments. Our entire separate account portfolio has stable value protection purchased from a highly rated financial institution. To the extent fair values on individual contracts fall below 80%, the CSV of the specific contracts may be reduced or the underlying assets may be transferred to short-duration investments, resulting in lower earnings.

BOLI income for 2010 declined 31.1% from 2009. Since fourth quarter 2008, management has elected to accept lower market returns in order to reduce our risk to market volatility through investment in shorter-duration, lower yielding money market instruments. This strategy also had the effect of improving our regulatory capital ratios by reducing risk-weighted assets.

GOODWILL

Goodwill is included in goodwill and other intangible assets in the Consolidated Statements of Financial Condition. The carrying value of goodwill was $270.8 million as of December 31, 2010 and $262.9 million as of December 31, 2009. The $7.9 million increase resulted from goodwill generated by the Palos acquisition. As described in Note 8 of “Notes to the Consolidated Financial Statements” in Item 8 of this Form 10-K, goodwill is tested at least annually for impairment or when events or circumstances indicate a need to perform interim tests. Impairment testing is performed by comparing the carrying value of goodwill with our anticipated discounted future cash flows. During 2010, we performed an analysis of goodwill at our annual assessment date of October 1, 2010. We determined that goodwill had not been impaired.

DEFFERED TAX ASSETS

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which recovery or settlement is not more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

Table 25

Deferred Tax Assets

(Dollar amounts in thousands)

	December 31,			% Change
	2010	2009	2008	2010-2009	2009-2008
Deferred tax assets	$113,353	$92,479	$57,603	22.6	60.5
Valuation allowance	30	2,503	1,744	(98.8)	43.5

The increase in deferred tax assets in 2010 was primarily attributable to an increase in federal and state loss and credit carryforwards and the tax effects of securities valuation adjustments recorded in other comprehensive income. The increase in 2009 resulted from the increase in allowance for loan losses, which was not currently deductible for income tax purposes. The increase in 2009 was also due, in part, to the increase in unrealized securities losses, deferred state tax benefits, and certain tax credit carryforwards.

We must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more likely than not. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies.

At December 31, 2009 and 2008, the Company recorded a valuation allowance of $2.5 million and $1.7 million, respectively, related to certain state deferred tax assets, including net operating loss and credit carryforwards, which were not expected to be fully realized.

In 2010, the valuation allowance was reduced by $2.5 million to a nominal amount. The decrease resulted from certain statutory and structural changes that now make it more likely than not that the referenced state deferred tax assets will be realized in full.

Management believes that it is more likely than not that deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized, although there is no guarantee that those assets will be recognizable in future periods. For additional discussion of income taxes, see Notes 1 and 15 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

FUNDING AND LIQUIDITY MANAGEMENT

Our approach to liquidity management is to obtain funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs. Our liquidity policy establishes parameters as to how liquidity should be managed to maintain flexibility in responding to changes in liquidity needs over a 12-month forward-looking period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank’s Board of Directors. The compliance plan includes an analysis that measures projected needs to purchase and sell funds. The analysis incorporates a set of projected balance sheet assumptions that are updated at least quarterly. Based on these assumptions, we determine our total cash liquidity on hand and excess collateral capacity from pledging, unused federal funds purchased lines, and other unused borrowing capacity such as FHLB advances, resulting in a calculation of our total liquidity capacity. Our total policy-directed liquidity requirement is to have funding sources available to cover 66.7% of non-collateralized, non-FDIC insured, non-maturity deposits. Based on our projections as of December 31, 2010, we expect to have liquidity capacity in excess of policy guidelines for the forward twelve-month period.

The liquidity needs of First Midwest Bancorp, Inc. on an unconsolidated basis (the “Parent Company”) consist primarily of operating expenses, debt service payments, and dividend payments to our stockholders. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $87.3 million in junior subordinated debentures related to trust-preferred securities, $50.5 million in other subordinated debt outstanding, and cash and equivalent short-term investments of $51.4 million at December 31, 2010. At December 31, 2010, the Parent Company did not have any unused short-term credit facilities available to fund cash flows. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.

Total deposits and borrowed funds as of December 31, 2010 are summarized in Notes 9 and 10 of the “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. The following table provides a comparison of average funding sources over the last three years. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 26

Funding Sources - Average Balances

(Dollar amounts in thousands)

	Years Ended December 31,						% Change
	2010	% of Total	2009	% of Total	2008	% of Total	2010-2009	2009-2008
Demand deposits	$1,224,629	18.0	$1,061,208	15.0	$1,043,972	14.1	15.4	1.7
Savings deposits	815,371	12.0	751,386	10.7	792,524	10.7	8.5	(5.2)
NOW accounts	1,082,774	15.9	984,529	13.9	935,429	12.7	10.0	5.2
Money market accounts	1,199,362	17.6	937,766	13.3	787,218	10.6	27.9	19.1

Transactional deposits	4,322,136	63.5	3,734,889	52.9	3,559,143	48.1	15.7	4.9

Time deposits	1,971,684	28.9	1,961,244	27.8	2,095,088	28.3	0.5	(6.4)
Brokered deposits	19,953	0.3	39,963	0.5	77,291	1.0	(50.1)	(48.3)

Total time deposits	1,991,637	29.2	2,001,207	28.3	2,172,379	29.3	(0.5)	(7.9)

Total deposits	6,313,773	92.7	5,736,096	81.2	5,731,522	77.4	10.1	0.1

Securities sold under agreements to repurchase	191,826	2.8	398,062	5.6	430,074	5.8	(51.8)	(7.4)
Federal funds purchased and other borrowed funds	167,348	2.5	720,730	10.2	1,008,834	13.7	(76.8)	(28.6)

Total borrowed funds	359,174	5.3	1,118,792	15.8	1,438,908	19.5	(67.9)	(22.2)

Subordinated debt	137,739	2.0	208,621	3.0	231,961	3.1	(34.0)	(10.1)

Total funding sources	$6,810,686	100.0	$7,063,509	100.0	$7,402,391	100.0	(3.6)	(4.6)

Average Funding Sources

Total average funding sources for 2010 decreased 3.6%, or $252.8 million from 2009. Total average deposits for 2010 increased 10.1% from 2009, with most of the increases in transactional deposits reflecting industry trends as well as the impact of deposits acquired through FDIC-assisted transactions.

Total average funding sources for 2009 decreased 4.6%, or $338.9 million, from 2008. Total average deposits for 2009 were consistent with 2008, with a decline in time deposits offset by increases in transactional deposits.

Deposits

Average core transactional deposits for 2010 were $4.3 billion, an increase of $587.2 million, or 15.7%, from 2009. Contributing to this increase was approximately $325 million in core transactional deposits acquired through FDIC-assisted transactions.

Average transactional deposits for 2009 were $3.7 billion, an increase of $175.7 million from 2008. The increase from 2008 was due primarily to growth in money market account balances and reflected our customers’ desires to maintain more liquid, short-term deposits.

Borrowed Funds

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Other borrowed funds consist of term auction facilities issued by the Federal Reserve that mature within 90 days. Federal term auction facilities were discontinued during 2010. A discussion of borrowed funds is presented in the next table.

Table 27

Borrowed Funds

(Dollar amounts in thousands)

	2010		2009		2008
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year-end:
Securities sold under agreements to repurchase	$166,474	0.04	$238,390	0.38	$457,598	1.86
Federal funds purchased	-	-	-	-	280,000	0.12
FHLB advances	137,500	1.95	152,786	2.03	310,736	2.68
Federal term auction facilities	-	-	300,000	0.25	650,000	0.44

Total borrowed funds	$303,974	0.90	$691,176	0.69	$1,698,334	1.18

Average for the year:
Securities sold under agreements to repurchase	$191,826	0.14	$398,062	1.40	$430,074	2.34
Federal funds purchased	4,371	0.15	164,627	0.22	289,439	1.97
FHLB advances	142,703	2.06	174,643	3.21	563,984	3.31
Federal term auction facilities	20,274	0.25	381,460	0.27	155,411	1.78

Total borrowed funds	$359,174	0.91	$1,118,792	1.12	$1,438,908	2.58

Maximum amount outstanding at any day during the year (1):
Securities sold under agreements to repurchase	$683,685		$920,955		$643,015
Federal funds purchased	60,000		630,000		535,000
FHLB advances	272,802		585,736		647,737
Federal term auction facilities	300,000		750,000		650,000

Weighted-average maturity of FHLB advances	27.6 months		37.5 months		5.4 months

(1)	For 2008, maximum month-end balances are presented.

Average borrowed funds totaled $359.2 million for 2010, decreasing $759.6 million, or 67.9%, from 2009, following a decrease of $320.1 million, or 22.2%, from 2008 to 2009. During the last half of 2009 and early 2010, we delevered our balance sheet by using the proceeds from securities sales and maturities to reduce our level of borrowed funds and time deposits, resulting in an increase in our net interest margins.

For 2010, the maximum daily balances in securities sold under agreements to repurchase occurred in September. The increased funding was required to temporarily obtain collateral to pledge increased balances on our public accounts due to seasonal trends. For all other categories of borrowed funds, the maximum daily balance of 2010 occurred in early January, prior to our $196.0 million common stock offering and the receipt of proceeds from the sale of certain securities.

We make extensive, interchangeable use of repurchase agreements, FHLB advances, federal funds purchased, and, prior to March 2010, federal term auction facilities to supplement deposits and leverage the interest yields produced through our securities portfolio. For example, during 2008, more costly FHLB advances and brokered time deposits were replaced by increases in less expensive federal funds purchased and federal term auction facilities.

Subordinated Debt

Average subordinated debt declined 34.0% in 2010 compared to 2009 following a 10.1% decline from 2008 to 2009. In September 2009, we completed an offer to exchange approximately one-third each of our subordinated notes and trust-preferred subordinated debt for newly issued shares of common stock of the Company. The exchanges strengthened the composition of our capital base by increasing our Tier 1 common and tangible common equity ratios, while also reducing the interest expense associated with the debt securities.

As a result of the exchange offers, $39.3 million of 6.95% trust-preferred subordinated debt was retired at a discount of 20% in exchange for 3,058,410 shares of common stock of the Company, and $29.5 million of 5.85% subordinated debt was retired at a discount of 10% in exchange for 2,584,695 shares of common stock of the Company. Subsequent to the exchanges, we retired an additional $1.0 million of trust-preferred subordinated debt at a discount of 20% for cash and $20.0 million of subordinated notes at a discount of 7% for cash. In the aggregate, the exchange offers and the subsequent retirement of debt for cash resulted in the recognition of $15.3 million in pre-tax gains in 2009.

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

The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2010. Further discussion of the nature of each obligation is included in the referenced note of “Notes to the Consolidated Financial Statements” in Item 8 of this Form 10-K.

Table 28

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items

(Dollar amounts in thousands)

		Payments Due In
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Transactional deposits (no stated maturity)	9	$4,519,492	$-	$-	$-	$4,519,492
Time deposits	9	1,583,926	332,731	74,859	468	1,991,984
Borrowed funds	10	66,944	172,261	64,769	-	303,974
Subordinated debt	11	-	-	-	137,744	137,744
Operating leases	7	3,824	7,626	4,762	827	17,039
Pension liability	16	2,760	6,307	7,234	21,019	37,320
Uncertain tax positions liability	15	N/A	N/A	N/A	N/A	345
Commitments to extend credit	21	N/A	N/A	N/A	N/A	1,324,783
Letters of credit	21	N/A	N/A	N/A	N/A	140,041

MANAGEMENT OF CAPITAL

Capital Measurements

A strong capital structure is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future profitable growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. These requirements specify minimum capital ratios, defined as Tier 1 and total capital as a percentage of assets and off-balance sheet items that have been weighted according to broad risk categories and a leverage ratio calculated as Tier 1 capital as a percentage of adjusted average assets. We have managed our capital ratios for both the Company and the Bank to consistently maintain such measurements in excess of the Federal Reserve’s minimum levels considered to be “well-capitalized,” which is the highest capital category established.

Capital resources of financial institutions are also regularly measured by tangible equity ratios, which are non-GAAP measures. Tangible common equity equals total shareholders’ equity as defined by GAAP less goodwill and other intangible assets and preferred stock, which does not benefit common shareholders. Tangible assets equal total assets as defined by GAAP less goodwill and other intangible assets. The tangible equity ratios are a valuable indicator of a financial institution’s capital strength since they eliminate intangible assets from shareholders’ equity.

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve to be categorized as “well-capitalized.” All regulatory mandated ratios for characterization as “well-capitalized” were exceeded as of December 31, 2010 and 2009.

Table 29

Capital Measurements

	December 31,		Regulatory Minimum For “Well- Capitalized”		Excess Over Required Minimums at December 31, 2010
	2010	2009
					(Dollar amounts in millions)
Regulatory capital ratios:
Total capital to risk-weighted assets	16.18%	13.94%	10.00%		62%		$390
Tier 1 capital to risk-weighted assets	14.11%	11.88%	6.00%		135%		$513
Tier 1 leverage to average assets	11.16%	10.18%	5.00%		123%		$492
Regulatory capital ratios, excluding preferred stock (1):
Total capital to risk-weighted assets	13.12%	10.93%	10.00%		31%		$197
Tier 1 capital to risk-weighted assets	11.06%	8.88%	6.00%		84%		$320
Tier 1 leverage to average assets	8.74%	7.61%	5.00%		75%		$299
Tier 1 common capital to risk-weighted assets (2) (3)	9.72%	7.56%	N/A	(3)	N/A	(3)	N/A	(3)
Tangible common equity ratios:
Tangible common equity to tangible assets	7.99%	6.29%	N/A	(3)	N/A	(3)	N/A	(3)
Tangible common equity, excluding other comprehensive loss, to tangible assets	8.34%	6.54%	N/A	(3)	N/A	(3)	N/A	(3)
Tangible common equity to risk-weighted assets	9.93%	7.27%	N/A	(3)	N/A	(3)	N/A	(3)

(1)

These ratios exclude the impact of $193.0 million in preferred shares issued to the Treasury in December 2008 as part of its Capital Purchase Program (“CPP”). For additional discussion of the preferred share issuance and the CPP, refer to Note 12 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

(2)	Excludes the impact of preferred shares and trust-preferred securities.
(3)	Ratio is not subject to formal Federal Reserve regulatory guidance.

During the year, we notably improved the quality of our capital composition. Regulatory and tangible common equity ratios improved compared to December 31, 2009. The notable improvements in the Tier 1 and tangible capital ratios primarily reflect the issuance of common stock as discussed below. This also increased our level of tangible common equity. Our tangible common equity to risk-weighted assets was at 9.93% at December 31, 2010, which is 266 basis points higher than at December 31, 2009.

The Board of Directors reviews the Company’s capital plan each quarter, giving consideration to the current and expected operating environment as well as an evaluation of various capital alternatives.

Common Shares Issued

In January 2010, we issued a total of 18,818,183 shares of common stock at a price of $11.00 per share, which resulted in a $196.0 million increase in stockholders’ equity, net of the underwriting discount and related expenses. We are using the proceeds to improve the quality of our capital position and for general operating purposes. As a result, regulatory and tangible common equity ratios significantly improved compared to December 31, 2009.

We had 85,787,354 shares issued and 74,095,695 shares outstanding as of December 31, 2010 and 66,969,171 shares issued and 54,793,343 shares outstanding as of December 31, 2009.

As referred to in the section titled “Funding and Liquidity Management,” in September 2009, we issued a total of 5,643,105 shares of common stock at a price of $10.27 per share in exchange for subordinated and trust-preferred debt, resulting in a $56.6 million increase in stockholders’ equity, net of related expenses.

Issuance of Preferred Shares

On December 5, 2008, we received $193.0 million from the sale of preferred shares to the Treasury as part of its CPP. In connection with the CPP, we issued to the Treasury a total of 193,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, at an initial fixed dividend rate of 5% with a $1,000 per share liquidation preference, and a warrant to purchase up to 1,305,230 shares of the Company’s common stock at an exercise price of $22.18 per share. Both the preferred shares and the warrant are accounted for as components of our regulatory Tier 1 capital.

For further details of the regulatory capital requirements and ratios as of December 31, 2010 and 2009, for the Company and the Bank, see Note 19 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Stock Repurchase Programs

In order to participate in the CPP, we agreed to restrictions imposed by the Treasury limiting the repurchase of the Company’s common stock. For a detailed description of these restrictions, see Item 1A. “Risk Factors” elsewhere in this report.

Shares repurchased are held as treasury stock and are available for issuance in conjunction with our Dividend Reinvestment Plan, qualified and nonqualified retirement plans, share-based compensation plans, and other general corporate purposes. We reissued 18,845 treasury shares in 2010 and 534,440 treasury shares in 2009 to fund such plans.

Dividends

The Company’s Board of Directors has declared quarterly common stock dividends of $0.010 per share for the past eight quarters.

Since we elected to participate in the CPP in fourth quarter 2008, our ability to increase quarterly common stock dividends above $0.310 per share will be subject to the applicable restrictions of this program for three years following the sale of the preferred stock.

Other Transactions

In January 2010, the Company made a $100.0 million capital contribution to the Bank. In addition, the Bank sold $168.1 million of non-performing assets to the Company in March 2010. On the date of the sale, the Company recorded the assets at fair value. Given the majority of the assets were collateral-dependent loans, fair value was determined based on the lower of current appraisals, sales listing prices, or sales contract values, less estimated selling costs. No allowance for credit losses was recorded at the Company on the date of the purchase of these assets. As of December 31, 2010, the Company had $93.1 million in non-performing assets. Since the banking subsidiary’s financial position and results of operations are consolidated with the Company, this transaction did not change the presentation of these non-performing assets in the consolidated financial statements and did not impact the consolidated Company’s financial position, results of operations, or regulatory ratios. However, these two transactions improved the Bank’s asset quality, capital ratios, and liquidity.

QUARTERLY REVIEW

Table 30

Quarterly Earnings Performance (1)

(Dollar amounts in thousands, except per share data)

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$82,476	$82,338	$82,274	$81,779	$82,370	$82,762	$85,139	$91,480
Interest expense	(10,897)	(12,125)	(12,655)	(13,841)	(16,429)	(21,781)	(24,748)	(27,261)

Net interest income	71,579	70,213	69,619	67,938	65,941	60,981	60,391	64,219

Provision for loan losses	(73,897)	(33,576)	(21,526)	(18,350)	(93,000)	(38,000)	(36,262)	(48,410)
Noninterest income	24,505	24,377	21,886	21,264	23,181	24,074	24,759	20,549
Gains on securities sales, net	1,718	7,340	2,255	5,820	273	4,525	10,768	11,160
Securities impairment losses	(56)	(964)	(1,134)	(2,763)	(6,045)	(11,500)	(4,133)	(2,938)
Gains on FDIC-assisted transactions	-	-	4,303	-	13,071	-	-	-
Gains on early extinguishment of debt	-	-	-	-	1,267	13,991	-	-
Noninterest expense	(77,074)	(68,777)	(67,455)	(65,473)	(70,521)	(56,640)	(59,233)	(48,394)

(Loss) income before income tax benefit (expense)	(53,225)	(1,387)	7,948	8,436	(65,833)	(2,569)	(3,710)	(3,814)
Income tax benefit (expense)	25,066	3,972	(139)	(355)	28,342	(5,920)	(6,373)	9,541

Net (loss) income	(28,159)	2,585	7,809	8,081	(37,491)	3,351	2,663	5,727
Preferred dividends	(2,579)	(2,575)	(2,573)	(2,572)	(2,569)	(2,567)	(2,566)	(2,563)
Net loss (income) applicable to non-vested restricted shares	411	1	(65)	(81)	518	(11)	(34)	(9)

Net (loss) income applicable to common shares	$(30,327)	$11	$5,171	$5,428	$(39,542)	$773	$63	$3,155

Basic (loss) earnings per common share	$(0.41)	$-	$0.07	$0.08	$(0.73)	$0.02	$-	$0.07
Diluted (loss) earnings per common share	$(0.41)	$-	$0.07	$0.08	$(0.73)	$0.02	$-	$0.07
Return on average common equity	(12.49% )	0.00%	2.16%	2.38%	(19.84% )	0.43%	0.04%	1.78%
Return on average assets	(1.34% )	0.13%	0.40%	0.43%	(1.92% )	0.17%	0.13%	0.28%
Net interest margin - tax- equivalent	4.02%	4.05%	4.21%	4.28%	4.04%	3.66%	3.53%	3.67%

(1)	All ratios are presented on an annualized basis.

FOURTH QUARTER 2010 vs. 2009

Net loss for fourth quarter 2010 was $28.2 million, before adjustments for preferred dividends and non-vested restricted shares, with a net loss of $30.3 million, or $(0.41) per share, available to common shareholders after such adjustments. This compares to net income available to common shareholders of $11,000, or $0.00 per share, for third quarter 2010 and a loss of $39.5 million, or $(0.73) per share, for fourth quarter 2009. Return on average assets was a negative 1.34% for fourth quarter 2010 compared to a negative 1.92% for fourth quarter 2009. Return on average common equity was a negative 12.49% for fourth quarter 2010 compared to a negative 19.84% for fourth quarter 2009.

Table 31

Quarterly Core Operating Earnings (1)

(Dollar amounts in thousands)

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
(Loss) income before taxes	$(53,225)	$(1,387)	$7,948	$8,436	$(65,833)	$(2,569)	$(3,710)	$(3,814)
Provision for loan losses	73,897	33,576	21,526	18,350	93,000	38,000	36,262	48,410

Pre-tax, pre-provision earnings	20,672	32,189	29,474	26,786	27,167	35,431	32,552	44,596

Non-operating items
Securities gains (losses), net	1,662	6,376	1,121	3,057	(5,772)	(6,975)	6,635	8,222
Gains on FDIC-assisted transactions	-	-	4,303	-	13,071	-	-	-
Integration costs associated with FDIC-assisted transactions	(576)	(847)	(1,772)	(129)	-	-	-	-
Gains on early extinguishment of debt	-	-	-	-	1,267	13,991	-	-
Losses realized on OREO	(15,412)	(8,265)	(8,924)	(7,879)	(14,051)	(1,801)	(2,387)	(315)
FDIC special deposit insurance assessment	-	-	-	-	-	-	(3,500)	-

Total non-operating items	(14,326)	(2,736)	(5,272)	(4,951)	(5,485)	5,215	748	7,907

Pre-tax, pre-provision core operating earnings	$34,998	$34,925	$34,746	$31,737	$32,652	$30,216	$31,804	$36,689

(1)

The Company’s accounting and reporting policies conform to GAAP and general practice within the banking industry. As a supplement to GAAP, the Company has provided this non-GAAP performance result. The Company believes that this non-GAAP financial measure is useful because it allows investors to assess the Company’s operating performance. Although this non-GAAP financial measure is intended to enhance investors’ understanding of the Company’s business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP.

The Company generated pre-tax, pre-provision core operating earnings of $35.0 million for fourth quarter 2010, consistent with third quarter 2010 and up from $32.7 million for fourth quarter 2009. The improvement compared to the prior year resulted from higher net interest income, which more than offset higher noninterest expense, excluding losses recognized on OREO.

Average interest-earning assets were $7.4 billion for fourth quarter 2010, an increase of $166.5 million, or 2.3%, from third quarter 2010 and $520.1 million, or 7.5%, from fourth quarter 2009. The increases from both prior periods were due primarily to increases in covered assets acquired in FDIC-assisted transactions and short-term investments. These increases were partially offset by reductions in loans resulting from net charge-offs of $73.8 million for fourth quarter 2010 and $147.1 million for full year 2010. We continue to maintain an elevated level of short-term investments as we manage our liquidity within the current low-yield environment.

The growth in interest-earning assets generated a rise in net interest income, increasing $1.4 million from third quarter 2010 and $5.6 million from fourth quarter 2009.

Tax-equivalent net interest margin was 4.02% for fourth quarter 2010, for a three basis point decrease from third quarter 2010 and for a two basis point decrease from fourth quarter 2009. The yield on average interest-earning assets for fourth quarter 2010 declined 12 basis points compared to third quarter 2010, while the cost of funds declined nine basis points compared to third quarter 2010. The yield on average interest-earning assets for fourth quarter 2010 declined 38 basis points compared to fourth quarter 2009 and the cost of funds declined 42 basis points compared to the same period in 2009.

Fee-based revenues increased 1.9% compared to fourth quarter 2009 with the 7.8% decline in service charges on deposits more than offset by increases of 16.0% in card-based fees, 9.1% in trust and investment advisory fees, and 5.3% in other service charges, commissions, and fees (primarily merchant fee income).

Net securities gains were $1.7 million for fourth quarter 2010 and were net of other-than-temporary impairment charges of $56,000 on an equity security. Net unrealized losses at December 31, 2010 were $32.5 million, up from $5.8 million at September 30, 2010 and $21.3 million at December 31, 2009 and reflect the impact of the higher interest rate environment on our fixed-rate securities portfolio.

Total noninterest expense rose by $6.6 million, or 9.3%, in fourth quarter 2010 compared to fourth quarter 2009 and $44.0 million, or 18.7%, for full year 2010 compared to full year 2009. The fourth quarter 2010 increase from fourth quarter 2009 was due to $3.4 million in higher salaries and benefits resulting from the addition of retail and commercial sales employees from the Company’s three FDIC-assisted acquisitions and $1.4 million of higher losses and write-downs on OREO.

We sold $19.8 million of OREO (including $4.7 million in covered OREO) at a loss of $3.5 million during the quarter and recorded OREO write-downs of $11.9 million in noninterest expense.

Average funding sources were $7.1 billion for fourth quarter 2010, an increase of $105.7 million, or 1.5%, from third quarter 2010 and $370.5 million, or 5.5%, from fourth quarter 2009. The growth from third quarter resulted from a 2.6% increase in average core transactional deposits, led by an 8.5% increase in demand deposits. Compared to fourth quarter 2009, 20% increases in average demand and money market balances, which were offset by a decline in more expensive short-term borrowings, drove the 5.5% increase. The increase in core transactional deposits reflects industry trends as well as the impact of deposits acquired through FDIC-assisted transactions.

Table 32

Borrowed Funds - Quarterly Comparison

(Dollar amounts in thousands)

	Fourth Quarter 2010		Fourth Quarter 2009
	Amount	Rate (%)	Amount	Rate (%)
Average for the quarter:
Securities sold under agreements to repurchase	$143,549	0.06	$238,904	0.43
Federal funds purchased	1	-	37,886	0.14
FHLB advances	137,500	1.99	100,403	3.26
Federal term auction facilities	-	-	284,783	0.25

Total borrowed funds	$281,050	1.00	$661,976	0.76

Maximum amount outstanding at any day during the quarter:
Securities sold under agreements to repurchase	$186,602		$265,141
Federal funds purchased	125		172,000
FHLB advances	137,500		152,786
Federal term auction facilities	-		300,000

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

We have numerous accounting policies, of which the most significant are presented in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the allowance for credit losses, evaluation of impairment of securities, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, therefore, are considered to be critical accounting policies, as discussed below.

Allowance for Credit Losses

Determination of the allowance for credit losses is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, consideration of current economic trends, and other factors, all of which may be susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the allowance for loan losses, while recoveries of amounts previously charged-off are credited to the allowance for loan losses. Additions to the allowance for loan losses are charged to operating expense through the provision for loan losses. The amount charged to operating expense in any given year is dependent upon a number of factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and our assessment of the allowance for credit losses. For a full discussion of our methodology of assessing the adequacy of the allowance for credit losses, see Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

The fair values of securities are based on quoted prices obtained from third party pricing services or dealer market participants where a ready market for such securities exists. Where an active market does not exist, as for our CDOs, we have estimated fair value using a cash flow model developed by an independent valuation firm. The valuation for each of the CDOs relies on independently verifiable historical financial data. The valuation firm performs a credit analysis of each of the entities comprising the collateral underlying each CDO in order to estimate the likelihood of default by any of these entities on their trust-preferred obligation. Cash flows are modeled based upon the contractual terms of the CDO, discounted to their present values, and used to derive the estimated fair value of the individual CDO, as well as any credit loss or impairment. We believe the model uses reasonable assumptions to estimate fair values where no market exists for these investments.

Unrealized gains and losses on securities available-for-sale are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive loss. Interest income is reported net of amortization of premium and accretion of discount.

Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine whether there have been any events or circumstances to indicate that a security with an unrealized loss is other-than-temporarily impaired basis. In evaluating other-than-temporary impairment, the Company considers many factors including the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value. The term other-than-temporary is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or that there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss and included in securities gains (losses), net, but only to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive loss unless management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery. For additional discussion on securities, see Notes 1 and 3 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Income Taxes

We determine our income tax expense based on management’s judgments and estimates regarding permanent differences in the treatment of specific items of income and expense for financial statement and income tax purposes. These permanent differences result in an effective tax rate, which differs from the federal statutory rate. In addition, we recognize deferred tax assets and liabilities, recorded in the Consolidated Statements of Financial Condition, based on management’s judgment and estimates regarding timing differences in the recognition of income and expenses for financial statement and income tax purposes.

We must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more likely than not. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Management believes that it is more likely than not that deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized, although there is no guarantee that those assets will be recognizable in future periods. For additional discussion of income taxes, see Notes 1 and 15 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

Among the factors that could have an impact on our ability to achieve operating results, growth plan goals, and the beliefs expressed or implied in forward-looking statements are:

•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of our net interest income;
•	Asset and liability matching risks and liquidity risks;
•	Fluctuations in the value of our investment securities;
•	The ability to attract and retain senior management experienced in banking and financial services;
•	The sufficiency of the allowance for credit losses to absorb the amount of actual losses inherent in the existing portfolio of loans;
•	The failure of assumptions underlying the establishment of the allowance for credit losses and estimation of values of collateral and various financial assets and liabilities;
•	Credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio;
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

We seek to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Bank’s Asset and Liability Committee (“ALCO”) oversees financial risk management by developing programs to measure and manage interest rate risks within authorized limits set by the Bank’s Board of Directors. ALCO also approves the Bank’s asset and liability management policies, oversees the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviews the Bank’s interest rate sensitivity position. Management uses net interest income and economic value of equity simulation modeling tools to analyze and capture short-term and long-term interest rate exposures.

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

We monitor and manage interest rate risk within approved policy limits. Our current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in all interest rates compared to net interest income in an unchanging interest rate environment. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates. As of December 31, 2009, the percent change expected assuming a gradual decrease in interest rates was outside of policy by 2.1%. Given current market conditions that existed as of December 31, 2009, the Bank’s Board of Directors temporarily authorized operations outside of policy limits. We were within policy limits as of December 31, 2010.

Analysis of Net Interest Income Sensitivity

(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	+200	-300 (2)		+300
December 31, 2010:
Dollar change	$(13,609)	$7,393	$(18,736)	$10,072	$	N/M	$21,148
Percent change	-4.7%	+2.5%	-6.4%	+3.4%		N/M	+7.2%
December 31, 2009:
Dollar change	$(27,122)	$(2,540)	$(36,934)	$(1,312)		N/M	$4,246
Percent change	-10.1%	-1.0%	-13.8%	-0.5%		N/M	+1.6%

(1)	Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.
(2)

N/M - Due to the low level of interest rates as of December 31, 2010 and 2009, in management’s judgment, an assumed 300 basis point drop in interest rates was deemed not meaningful in the existent interest rate environment.

Overall, in rising interest rate scenarios, interest rate risk volatility moved from being negative at December 31, 2009 to being positive at December 31, 2010. In declining interest rate scenarios, the change in interest rate risk volatility from December 31, 2009 is less negative. We have assessed the risk of further declines in interest rates to be low. The drivers of the improvement in the rising interest rate scenarios were the sale of longer duration securities in 2010, the reinvestment of those proceeds in shorter duration securities, and a first quarter 2010 equity issuance of $196.0 million, all of which reduced our short-term funding. The reduction in the amount of negative earnings at risk in the declining scenarios is due to an increase in the aggregate interest rate floor on floating rate loans.

Economic Value of Equity

In addition to the simulation analysis, management uses an economic value of equity sensitivity technique to understand the risk in both shorter-term and longer-term positions and to study the impact of longer-term cash flows on earnings and capital. In determining the economic value of equity, we discount present values of expected cash flows on all assets, liabilities, and off-balance sheet contracts under different interest rate scenarios. The discounted present value of all cash flows represents our economic value of equity. Economic value of equity does not represent the true fair value of asset, liability, or derivative positions because certain factors are not considered, such as credit risk, liquidity risk, and the impact of future changes to the balance sheet. Our policy guidelines call for preventative measures to be taken in the event that an immediate increase or decrease in interest rates of 200 basis points is estimated to reduce the economic value of equity by more than 20%.

Analysis of Economic Value of Equity

(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200
December 31, 2010:
Dollar change	$(148,859)	$61,708
Percent change	-9.2%	+3.8%
December 31, 2009:
Dollar change	$(101,267)	$(2,013)
Percent change	-6.8%	-0.1%

As of December 31, 2010, the estimated sensitivity of the economic value of equity to changes in interest rates reflected positive exposure to higher interest rates compared to negative exposure as of December 31, 2009 and more negative exposure to lower interest rates compared to that existing at December 31, 2009. The improvement in our exposure to rising interest rates was driven by a combination of an increase in core deposits spurred by the FDIC-assisted transactions and a decrease in the price volatility of securities. The reduction in the securities portfolio and our short-term cash flow reinvestment strategy reduced the price volatility of our securities.

The low level of interest paid on transactional deposits caused more negative exposure to falling interest rates since we have limited ability to further reduce those rates. While exposure to declining rates has become more negative, we believe there is a low likelihood of further rate declines in this environment.

Interest Rate Derivatives

As part of our approach to controlling the interest rate risk within our balance sheet, we have used derivative instruments (specifically interest rate swaps with third parties) in order to limit volatility in net interest income. The advantages of using such interest rate derivatives include minimization of balance sheet leverage resulting in lower capital requirements compared to cash instruments, the ability to maintain or increase liquidity, and the opportunity to customize the interest rate swap to meet desired risk parameters. The accounting policies underlying the treatment of derivative financial instruments in the Consolidated Statements of Financial Condition and Income of the Company are described in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

We had total interest rate swaps in place with an aggregate notional amount of $18.0 million at December 31, 2010 and $19.0 million at December 31, 2009, hedging various balance sheet categories. The specific terms of the interest rate swaps outstanding as of December 31, 2010 and 2009 are discussed in Note 20 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

March 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Midwest Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of First Midwest Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Midwest Bancorp, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Midwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

Chicago, Illinois

March 1, 2011

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in thousands, except per share data)

	December 31,
	2010	2009
Assets
Cash and due from banks	$102,495	$101,177
Interest-bearing deposits in other banks	483,281	3,769
Federal funds sold	-	22,433
Mortgages held-for-sale	236	-
Trading account securities, at fair value	15,282	14,236
Securities available-for-sale, at fair value	1,057,802	1,266,760
Securities held-to-maturity, at amortized cost (fair value 2010 - $82,525; 2009 -$84,496)	81,320	84,182
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock, at cost	61,338	56,428
Loans, excluding covered loans	5,100,560	5,203,246
Covered loans	374,640	146,319
Allowance for loan losses	(142,572)	(144,808)

Net loans	5,332,628	5,204,757
Other real estate owned (“OREO”), excluding covered OREO	31,069	57,137
Covered OREO	29,698	8,981
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset	88,981	67,945
Premises, furniture, and equipment	140,907	120,642
Accrued interest receivable	29,953	32,600
Investment in bank owned life insurance (“BOLI”)	197,644	197,962
Goodwill and other intangible assets	291,383	281,479
Other assets	202,956	190,184

Total assets	$8,146,973	$7,710,672

Liabilities
Demand deposits	$1,329,505	$1,133,756
Savings deposits	871,166	749,279
NOW accounts	1,073,211	913,140
Money market deposits	1,245,610	1,089,710
Time deposits	1,991,984	1,999,394

Total deposits	6,511,476	5,885,279
Borrowed funds	303,974	691,176
Subordinated debt	137,744	137,735
Accrued interest payable	4,557	5,108
Other liabilities	77,177	49,853

Total liabilities	7,034,928	6,769,151

Stockholders’ Equity
Preferred stock	190,882	190,233
Common stock	858	670
Additional paid-in capital	437,550	252,322
Retained earnings	787,678	810,626
Accumulated other comprehensive loss, net of tax	(27,739)	(18,666)
Treasury stock, at cost	(277,184)	(293,664)

Total stockholders’ equity	1,112,045	941,521

Total liabilities and stockholders’ equity	$8,146,973	$7,710,672

	December 31, 2010		December 31, 2009
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par Value	None	$0.01	None	$0.01
Shares authorized	1,000	100,000	1,000	100,000
Shares issued	193	85,787	193	66,969
Shares outstanding	193	74,096	193	54,793
Treasury shares	-	11,691	-	12,176

See accompanying notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2010	2009	2008
Interest Income
Loans	$259,318	$261,221	$302,931
Investment securities:
Taxable	22,116	42,392	62,185
Tax-exempt	27,685	35,094	42,263
Covered assets, excluding covered OREO	17,285	1,419	-
Federal funds sold and other short-term investments	2,463	1,625	1,828

Total interest income	328,867	341,751	409,207

Interest Expense
Deposits	37,127	64,177	110,622
Borrowed funds	3,267	12,569	37,192
Subordinated debt	9,124	13,473	14,796

Total interest expense	49,518	90,219	162,610

Net interest income	279,349	251,532	246,597
Provision for loan losses	147,349	215,672	70,254

Net interest income after provision for loan losses	132,000	35,860	176,343

Noninterest Income
Service charges on deposit accounts	35,884	38,754	44,987
Trust and investment advisory fees	15,063	14,059	15,130
Other service charges, commissions, and fees	18,238	16,529	18,846
Card-based fees	17,577	15,826	16,143
BOLI income (loss)	1,560	2,263	(2,369)
Securities gains (losses), net	12,216	2,110	(35,611)
Gains on FDIC-assisted transactions	4,303	13,071	-
Gains on early extinguishment of debt	-	15,258	-
Other	3,710	5,132	(3,119)

Total noninterest income	108,551	123,002	54,007

Noninterest Expense
Salaries and wages	94,361	82,640	77,074
Retirement and other employee benefits	20,017	23,908	22,836
OREO expense, net	50,034	23,459	3,409
FDIC premiums	10,880	13,673	1,065
Net occupancy and equipment expense	32,218	31,724	33,334
Technology and related costs	11,070	8,987	7,429
Professional services	22,903	15,796	10,898
Advertising and promotions	6,642	7,313	6,491
Merchant card expense	7,882	6,453	6,985
Other expenses	22,772	20,835	24,784

Total noninterest expense	278,779	234,788	194,305

(Loss) income before income tax benefit	(38,228)	(75,926)	36,045
Income tax benefit	(28,544)	(50,176)	(13,291)

Net (loss) income	(9,684)	(25,750)	49,336
Preferred dividends and accretion on preferred stock	(10,299)	(10,265)	(712)
Net loss (income) applicable to non-vested restricted shares	266	464	(142)

Net (loss) income applicable to common shares	$(19,717)	$(35,551)	$48,482

Per Common Share Data
Basic (loss) earnings per common share	$(0.27)	$(0.71)	$1.00
Diluted (loss) earnings per common share	$(0.27)	$(0.71)	$1.00
Weighted-average common shares outstanding	72,422	50,034	48,462
Weighted-average diluted common shares outstanding	72,422	50,034	48,515

See accompanying notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Common Shares Out- Standing	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at January 1, 2008	48,453	$-	$613	$207,851	$844,972	$(11,727)	$(317,734)	$723,975
Comprehensive Income:
Net income	-	-	-	-	49,336	-	-	49,336
Other comprehensive loss	-	-	-	-	-	(6,315)	-	(6,315)

Total comprehensive income								43,021
Common dividends declared ($1.155 per common share)	-	-	-	-	(56,206)	-	-	(56,206)
Preferred dividends declared ($3.472 per preferred share)	-	42	-	-	(712)	-	-	(670)
Issuance of preferred stock	-	189,575	-	3,425	-	-	-	193,000
Purchase of treasury stock	(4)	-	-	-	-	-	(138)	(138)
Share-based compensation expense	-	-	-	3,771	-	-	-	3,771
Exercise of stock options and restricted stock activity	184	-	-	(4,217)	-	-	5,795	1,578
Treasury stock purchased for benefit plans	(3)	-	-	(132)	-	-	80	(52)

Balance at December 31, 2008	48,630	189,617	613	210,698	837,390	(18,042)	(311,997)	908,279
Cumulative effect of change in accounting for other-than- temporary impairment	-	-	-	-	11,271	(11,271)	-	-

Adjusted beginning balance	48,630	189,617	613	210,698	848,661	(29,313)	(311,997)	908,279
Comprehensive Loss:
Net loss	-	-	-	-	(25,750)	-	-	(25,750)
Other comprehensive income	-	-	-	-	-	10,647	-	10,647

Total comprehensive loss								(15,103)
Common dividends declared ($0.04 per common share)	-	-	-	-	(2,019)	-	-	(2,019)
Preferred dividends declared ($50.00 per preferred share)	-	-	-	-	(9,650)	-	-	(9,650)
Accretion on preferred stock	-	616	-	-	(616)	-	-	-
Issuance of common stock	5,643	-	57	56,560	-	-	-	56,617
Share-based compensation expense	-	-	-	3,516	-	-	-	3,516
Restricted stock activity	539	-	-	(18,341)	-	-	18,366	25
Treasury stock purchased for benefit plans	(19)	-	-	(111)	-	-	(33)	(144)

Balance at December 31, 2009	54,793	190,233	670	252,322	810,626	(18,666)	(293,664)	941,521
Comprehensive Loss:
Net loss	-	-	-	-	(9,684)	-	-	(9,684)
Other comprehensive loss	-	-	-	-	-	(9,073)	-	(9,073)

Total comprehensive loss								(18,757)
Common dividends declared ($0.04 per common share)	-	-	-	-	(2,965)	-	-	(2,965)
Preferred dividends declared ($50.00 per preferred share)	-	-	-	-	(9,650)	-	-	(9,650)
Accretion on preferred stock	-	649	-	-	(649)	-	-	-
Issuance of common stock	18,818	-	188	195,847	-	-	-	196,035
Share-based compensation expense	-	-	-	5,638	-	-	-	5,638
Restricted stock activity	460	-	-	(15,864)	-	-	15,624	(240)
Treasury stock issued to benefit plans	25	-	-	(393)	-	-	856	463

Balance at December 31, 2010	74,096	$190,882	$858	$437,550	$787,678	$(27,739)	$(277,184)	$1,112,045

See accompanying notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Years ended December 31,
	2010	2009	2008
Operating Activities
Net (loss) income	$(9,684)	$(25,750)	$49,336
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	147,349	215,672	70,254
Depreciation of premises, furniture, and equipment	11,397	10,917	11,445
Net amortization (accretion) of premium (discount) on securities	2,404	1,527	(1,436)
Net (gains) losses on securities	(12,216)	(2,110)	35,611
Gains on FDIC-assisted transactions	(4,303)	(13,071)	-
Gains on early extinguishment of debt	-	(15,258)	-
Net losses on sales of other real estate owned	17,113	5,970	305
Net gains on sales of premises, furniture, and equipment	(92)	(6)	(125)
BOLI (income) loss	(1,560)	(2,263)	2,369
Net pension cost	872	4,076	2,402
Share-based compensation expense	5,638	3,516	4,545
Tax benefit related to share-based compensation	350	581	1,370
Deferred income taxes	(15,057)	(34,458)	(13,248)
Net amortization of other intangibles	4,279	3,929	4,377
Originations and purchases of mortgage loans held for sale	(7,612)	-	(850)
Proceeds from sales of mortgage loans held for sale	8,531	-	1,244
Net (increase) decrease in trading account securities	(1,046)	(1,878)	5,994
Net decrease in accrued interest receivable	3,195	10,728	5,724
Net decrease in accrued interest payable	(1,531)	(6,047)	(6,293)
Net decrease (increase) in other assets	31,130	(22,945)	(35,310)
Net increase (decrease) in other liabilities	14,412	(48,589)	18,007

Net cash provided by operating activities	193,569	84,541	155,721

Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	257,934	314,601	291,048
Proceeds from sales of securities available-for-sale	390,217	855,405	226,575
Purchases of securities available-for-sale	(375,342)	(187,412)	(683,729)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	70,194	80,511	43,497
Purchases of securities held-to-maturity	(62,326)	(80,335)	(30,046)
Proceeds from the sale of FHLB stock	699	-	-
Purchase of Federal Reserve Bank stock	(3,000)	-	-
Net increase in loans	(23,957)	(113,088)	(461,918)
Proceeds from claims on BOLI	1,878	2,834	2,633
Proceeds from sales of OREO	56,480	19,331	7,446
Proceeds from sales of premises, furniture, and equipment	354	24	718
Purchases of premises, furniture, and equipment	(22,265)	(4,682)	(6,245)
Net cash proceeds received in FDIC-assisted transactions	122,329	28,585	-

Net cash provided by (used in) investing activities	413,195	915,774	(610,021)

Financing Activities
Net increase (decrease) in deposit accounts	80,076	67,164	(193,107)
Net (decrease) increase in borrowed funds	(411,466)	(1,022,029)	434,106
Payments for the retirement of subordinated debt	-	(19,400)	-
Proceeds from the issuance of preferred stock	-	-	193,000
Proceeds from the issuance of common stock	196,035	-	-
Purchases of treasury stock	-	-	(138)
Cash dividends paid	(12,422)	(12,423)	(60,298)
Exercise of stock options and restricted stock activity	(401)	(379)	245
Excess tax expense related to share-based compensation	(189)	(177)	(37)

Net cash (used in) provided by financing activities	(148,367)	(987,244)	373,771

Net increase (decrease) in cash and cash equivalents	458,397	13,071	(80,529)
Cash and cash equivalents at beginning of year	127,379	114,308	194,837

Cash and cash equivalents at end of year	$585,776	$127,379	$114,308

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - First Midwest Bancorp, Inc. (the “Company”) is a bank holding company that was incorporated in Delaware 1982 and began operations on March 31, 1983. The Company is headquartered in Itasca, Illinois and has operations primarily located in Northern Illinois, principally in the suburban metropolitan Chicago area. The Company operates two wholly owned subsidiaries: First Midwest Bank (the “Bank”) and Catalyst Asset Holdings, LLC (“Catalyst”). The Bank conducts the majority of the Company’s operations. Catalyst operates in the same offices of the Bank and manages a portion of the Company’s non-performing assets. The Company is engaged in commercial and retail banking and offers a comprehensive selection of financial products and services including lending, depository, trust, investment management, insurance, and other related financial services tailored to the needs of its individual, business, institutional, and governmental customers.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Assets held in a fiduciary or agency capacity are not assets of the Company or its subsidiaries and, accordingly, are not included in the consolidated financial statements.

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

Securities held-to-maturity - Securities classified as held-to-maturity are securities management has the positive intent and ability to hold to maturity and are stated at cost and adjusted for amortization of premiums and accretion of discounts over the estimated life of the security using the effective interest method.

Trading account securities - Trading securities held by the Company represent diversified investment securities held in a grantor trust (“rabbi trust”) under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. Current accounting guidance requires the accounts of the rabbi trust to be consolidated with the accounts of the Company in its financial statements. Trading securities are reported at fair value. Trading gains (losses), net, represents changes in the fair value of the trading securities portfolio and are included as a component of noninterest income in the Consolidated Statements of Income. The corresponding deferred compensation obligation is also reported at fair value, with unrealized gains and losses recognized as a component of compensation expense. Other than the securities held in the rabbi trust, the Company does not carry any securities for trading purposes.

Securities available-for-sale - All other securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders’ equity as a separate component of other comprehensive loss.

The historical cost of debt securities is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security, using the effective interest method. Amortization of premium and accretion of discount are included in interest income from the related security.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, the Company makes an assessment to determine whether there have been any events or circumstances to indicate that a security with an unrealized loss is other-than-temporarily impaired. In evaluating other-than-temporary impairment (“OTTI”), the Company considers many factors including the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; and the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value. Accounting guidance requires that only the credit portion of an OTTI charge be recognized through income with the write-down recorded as a realized loss and included in securities gains (losses), net in the Consolidated Statements of Income. The amount of the impairment related to other factors is recognized in other comprehensive loss unless management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery.

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

Purchased Impaired Loans - Purchased impaired loans are recorded at their estimated fair values on the respective purchase dates and are accounted for prospectively based on expected cash flows in accordance with applicable authoritative accounting guidance. No allowance for credit losses is recorded on these loans at the acquisition date. In determining the acquisition date fair value of purchased impaired loans, and in subsequent accounting, the Company generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics such as delinquency status, credit score, and internal risk rating. Larger balance commercial loans are usually accounted for on an individual basis. Expected future cash flows in excess of the fair value of loans at the purchase date (“accretable yield”) are recorded as interest income over the life of the loans if the timing and amount of the future cash flows can be reasonably estimated. The non-accretable yield represents estimated losses in the portfolio and is equal to the difference between contractually required payments and the cash flows expected to be collected at acquisition.

Subsequent to the purchase date, increases in cash flows for purchased loans over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized by recording a charge-off through the allowance for loan losses.

Non-accrual loans - Generally, commercial loans and loans secured by real estate are placed on non-accrual status: (a) when either principal or interest payments become 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection within a reasonable period; or (b) when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on non-accrual status whether or not the loan is 90 days or more past due. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Both principal and interest payments are applied to the principal on the loan. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Non-accrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt that the Company will collect all principal and interest due.

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

Generally, purchased impaired loans are considered accruing loans. However, the timing and amount of future cash flows for some loans may not be reasonably estimable. Those loans would be classified as non-accrual loans and interest income would not be recognized until the timing and amount of the future cash flows can be reasonably estimated. As of December 31, 2010, the Company did not have any purchased impaired loans classified as non-accrual loans.

Restructured Loans - In cases where a borrower experiences financial difficulties and the Company makes certain concessions or modifications to contractual terms, the loan is classified as a restructured loan. Restructured loans are loans for which the original contractual terms have been modified, including forgiveness of principal or interest, due to deterioration in the borrower’s financial condition. Loans granted concessions or modifications are classified as restructured loans unless the modification is short-term, or results in only an insignificant delay or shortfall in the payments to be received. The Company’s restructured loans are determined on a case-by-case basis in connection with ongoing loan collection processes. The allowance for loan losses on restructured loans is determined by discounting the restructured cash flows at the original effective rate of the loan before modification or is based on the underlying collateral value.

The Company does not accrue interest on any restructured loan unless and until it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a restructured loan is returned to accrual status assuming the loan is restructured at reasonable market terms (e.g., not at below market terms). However, the period could vary depending on the individual facts and circumstances of the loan.

For a restructured loan to begin accruing interest, the borrower must demonstrate both some level of performance under the original contractual terms and the capacity to perform under the modified terms. A history of timely payments (including partial payments sufficient to satisfy the modified terms) and adherence to financial covenants generally serves as sufficient evidence of the borrower’s performance under the original terms. An evaluation of the borrower’s current creditworthiness is used to assess whether the borrower has the capacity to repay the loan under the modified terms. This evaluation includes an estimate of expected cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable. The Company will return the loan to accrual status once the borrower demonstrates the ability to meet the modified terms of the restructured loan and the Company is reasonably assured it will receive the full principal and interest under the restructured terms. However, in accordance with industry regulation, such restructured loans continue to be separately reported as restructured until after the calendar year in which the restructuring occurred if the loan was restructured at market rates and terms.

On occasion, the Company may also restructure a loan into two separate notes, and charge-off one of the restructured loans. If the borrower demonstrates an ongoing ability to comply with the restructured terms of the remaining loan, the restructured loan may be classified as an accruing loan. Otherwise, the restructured loan would be placed on non-accrual status.

Impaired Loans - Impaired loans consist of corporate non-accrual loans and restructured loans in accordance with applicable authoritative accounting guidance.

With the exception of loans that were restructured and still accruing interest, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans deemed to be impaired are classified as non-accrual and are exclusive of smaller homogeneous loans, such as home equity, installment, and 1-4 family mortgages. When a loan is designated as impaired, any subsequent principal and interest payments received are applied to the principal on the loan. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured.

Restructured loans still accruing interest and certain other impaired loans with balances under specified threshold are not individually evaluated for impairment. For all other impaired loans, impairment is measured by estimating the value of the loan based on the present value of expected future cash flows discounted at the loan’s initial effective interest rate or the fair value of the underlying collateral less costs to sell, if repayment of the loan is collateral-dependent. The Company evaluates the collectability of both principal and interest when assessing the need for loss accrual. All impaired loans are included in non-performing assets. Purchased credit impaired loans are not reported as impaired loans provided that they continue to perform in accordance with expected cash flows.

90-Day Past Due Loans - 90 days or more past due loans are loans for which principal or interest payments become 90 days or more past due, but that still accrue interest. The Company continues to accrue interest if it determines these loans are well secured and in the process of collection.

Allowance for Credit Losses - The allowance for credit losses includes the allowance for loan losses and the reserve for unfunded commitments and is maintained by management at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio. Determination of the allowance for credit losses is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, consideration of current economic trends, and other factors, all of which may be susceptible to significant change.

The allowance for loan losses takes into consideration such internal and external qualitative factors as changes in the nature, volume, size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic conditions that affect the borrower’s ability to pay, and other pertinent factors. Credit exposures deemed to be uncollectible are charged-off against the allowance for loan losses, while recoveries of amounts previously charged-off are credited to the allowance for loan losses. Additions to the allowance for loan losses are established through the provision for loan losses charged to expense. The amount charged to operating expense in any given year is dependent upon a number of factors including historic loan growth and changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the allowance for loan losses based on the methodology discussed below.

The allowance for loan losses consists of (i) specific reserves established for probable losses on individual loans for which the recorded investment in the loan exceeds the value of the loan, (ii) reserves based on historical credit loss experience for each loan category, and (iii) the impact of other internal and external qualitative factors.

The specific reserves component of the allowance for loan losses is based on a periodic analysis of impaired loans exceeding a fixed dollar amount where the internal credit rating is at or below a predetermined classification, as well as other loans regardless of internal credit rating that management believes are subject to a higher risk of loss. The value of the loan is measured based on the present value of expected future cash flows, discounted at the loan’s initial effective interest rate, or the fair value of the underlying collateral less costs to sell, if repayment of the loan is collateral-dependent. If the resulting amount is less than the recorded book value, the Company either establishes a valuation allowance (i.e. a specific reserve) as a component of the allowance for loan losses or charges-off the impaired balance if it determines that such amount is a confirmed loss.

The component of the allowance for loan losses based on historical credit loss experience is determined using a loss migration analysis that examines actual loss experience over the most recent 2-year period and, for corporate loans, the related internal rating of loans charged-off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The loss component based upon historical loss experience is then adjusted for management’s estimate of those losses inherent in the loan portfolio that have yet to be manifested in historical charge-off experience. Management takes into consideration many internal and external qualitative factors when estimating this adjustment, including:

•

Changes in the composition of the loan portfolio and trends in volume and terms of loans, as well as trends in delinquent and non-accrual loans that could indicate historical averages do not reflect current conditions;

•	Changes in credit policies and procedures, including underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
•	Changes in the experience, ability, and depth of the credit management and other relevant staff;
•	Changes in the quality of the Company’s loan review system and its Board oversight;
•	The existence and effect of any concentration of credit, and changes in the level of concentrations, whether it is by market, loan type, or risk taking;
•	Changes in the value of underlying collateral for collateral-dependent loans;
•	Changes in the national and local economy that affect the collectability of the portfolio, including the condition of various market segments; and
•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing portfolio.

The Company also maintains a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements. The reserve for unfunded credit commitments is computed based on a loss migration analysis similar to that used to determine the allowance for loan losses, taking into consideration probabilities of future funding requirements. This reserve for unfunded commitments is included in other liabilities in the Consolidated Statements of Financial Condition.

The establishment of the allowance for credit losses involves a high degree of judgment and includes a level of imprecision given the difficulty of identifying all of the factors impacting loan repayment and the timing of when losses actually occur. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and property values, and the interpretation by regulatory authorities of loan classifications. While each element of the allowance for credit losses is determined separately, the entire allowance is available for the entire loan portfolio.

OREO - OREO consists of properties acquired through foreclosure in partial or total satisfaction of certain loans as a result of borrower defaults. OREO is recorded at the lower of the recorded investment in the loans for which the property served as collateral or estimated fair value, less estimated selling costs. Write-downs occurring at foreclosure are charged against the allowance for loan losses. On a periodic basis, the carrying values of OREO may be adjusted to reflect reductions in value resulting from new appraisals, new list prices, changes in market conditions, and/or changes in disposition strategies. Write-downs are recorded for these subsequent declines in value and are included in other noninterest expense along with expenses related to maintenance of the properties.

FDIC Indemnification Asset - Most loans and OREO acquired through FDIC-assisted transactions are covered by loss share agreements with the FDIC (the “FDIC Agreements”), whereby the FDIC reimburses the Company for the majority of the losses incurred. The FDIC indemnification asset is accounted for in accordance with accounting guidance for business combinations, specifically indemnification assets, which requires that indemnification assets be recognized at the same time and on the same basis as the indemnified item. Since the indemnified items are covered loans and covered OREO, which are measured at fair value, the FDIC indemnification asset is also measured at fair value by discounting the cash flows expected to be received from the FDIC. These cash flows are estimated by multiplying estimated losses on purchased loans and OREO by the reimbursement rate set forth in the FDIC Agreements.

The balance of the FDIC indemnification asset is adjusted periodically to reflect changes in expectations of discounted estimated cash flows. As described above, increases in expected cash flows on covered loans are recorded prospectively through interest income and decreases in expected cash flows are recorded as a charge-off through the allowance for loan losses. These adjustments are recorded net of a corresponding increase or decrease to the FDIC indemnification asset for the covered portion of the loan. Payments for reimbursement of losses received from the FDIC are accounted for as a reduction to the FDIC indemnification asset.

Depreciable Assets - Premises, furniture and equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term. Rates of depreciation are generally based on the following useful lives: buildings, 25 to 40 years; building improvements, typically 3 to 15 years but longer under limited circumstances; and furniture and equipment, 3 to 10 years. Gains on dispositions are included in other income, and losses on dispositions are included in other expense in the Consolidated Statements of Income. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life.

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

BOLI - BOLI represents life insurance policies on the lives of certain Company directors and officers for which the Company is the sole owner and beneficiary. These policies are recorded as an asset on the Consolidated Statements of Financial Condition at their cash surrender value, or the amount that could be realized currently. The change in cash surrender value and insurance proceeds received are recorded as BOLI income (loss) in the Consolidated Statements of Income in noninterest income.

Goodwill and Other Intangibles - Goodwill represents the excess of purchase price over the fair value of net assets acquired. Other intangible assets represent purchased assets that also lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is tested at least annually for impairment or more often if events or circumstances between annual tests indicate that there may be impairment. Impairment testing is performed by comparing the carrying value of goodwill with our anticipated discounted future cash flows. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. Identified intangible assets that have a finite useful life are reviewed annually to determine whether there have been any events or circumstances to indicate that the recorded amount is not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and, when appropriate, the amortization period is also reduced. Unamortized intangible assets associated with disposed assets are included in the determination of gain or loss on the sale of the disposed assets. All of the Company’s other intangible assets have finite lives and are amortized over varying periods not exceeding 12.6 years.

Trust Assets and Assets Under Management - Assets held in a fiduciary or agency capacity for customers are not included in the consolidated financial statements as they are not assets of the Company or its subsidiaries. Fee income is recognized on an accrual basis and is included as a component of noninterest income in the Consolidated Statements of Income.

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

On the date the Company enters into a derivative contract, the derivative is designated as either a fair value hedge, a cash flow hedge, or a non-hedge derivative instrument. Fair value hedges are designed to mitigate exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk. Cash flow hedges are designed to mitigate exposure to variability in expected future cash flows to be received or paid related to an asset, liability, or other type of forecasted transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction.

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

For effective fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. Accounting for cash flow hedges requires that the effective portion of the gain or loss on the derivative instrument be reported as a component of other comprehensive loss. The unrealized gain or loss is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (for example, when a hedged item is terminated or redesignated).

To measure ineffectiveness, the Company uses the shortcut method for one of its derivatives and uses the dollar-offset method for all of its other derivatives. Ineffectiveness is calculated based on the change in fair value of the hedged item compared with the change in fair value of the hedging instrument. For all types of hedges, any ineffectiveness in the hedging relationship is recognized immediately in earnings during the period the ineffectiveness occurs.

Income Taxes - The Company files income tax returns in the U.S. federal jurisdiction and in Illinois, Indiana, Iowa, and Wisconsin. The provision for income taxes is based on income in the financial statements, rather than amounts reported on the Company’s income tax return.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which recovery or settlement is not more-likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

Earnings Per Common Share (“EPS”) - Basic EPS is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding plus all potential common shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company’s potential common shares represent shares issuable under its long-term incentive compensation plans and under common stock warrants. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

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

Comprehensive (Loss) Income - Comprehensive (loss) income is the total of reported net income and all other revenues, expenses, gains, and losses that are not reported in net income under GAAP. The Company includes the following items, net of tax, in other comprehensive loss (income) in the Consolidated Statements of Changes in Stockholders’ Equity: changes in unrealized gains or losses on securities available-for-sale, changes in the fair value of derivatives designated under cash flow hedges, and changes in the funded status of the Company’s pension plan.

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

2.    RECENT ACCOUNTING PRONOUNCEMENTS

Credit Quality and Allowance for Credit Losses Disclosures: In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires companies to provide more information about the credit risks inherent in its loan and lease portfolios and how management considers those credit risks in determining the allowance for credit losses. A company is required to disclose its accounting policies, the methods it uses to determine the components of the allowance for credit losses, and qualitative and quantitative information about the credit quality of its loan portfolio, such as aging information and credit quality indicators. Both new and existing disclosures are required, either by portfolio segment or class, based on how a company develops its allowance for credit losses and how it manages its credit exposure. The guidance is effective for all financing receivables, including loans and trade accounts receivables. However, short-term trade accounts receivables, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure requirements. For public companies, any period-end disclosure requirements are effective for periods ending on or after December 15, 2010. This disclosure is presented in Note 1, “Summary of Significant Accounting Policies,” and Note 6, “Past due Loans, Allowance for Credit Losses, and Impaired Loans.” Any disclosures about activity that occurs during a reporting period, including disclosures related to troubled debt restructurings, originally were effective for the Company beginning with first quarter 2011. However, in January 2011, the FASB temporarily deferred the effective date of the troubled debt restructuring disclosures to coincide with the effective date of its forthcoming guidance on troubled debt restructurings, which is expected to be effective for the Company beginning with second quarter 2011. As this guidance affects only disclosures, the adoption of this guidance on December 31, 2010 for period-end disclosures did not and thereafter for intra-period activity is not expected to impact the Company’s financial position, results of operations, or liquidity.

Effect of a Loan Modification When It Is Part of a Pool That Is Accounted for as a Single Asset: In April 2010, the FASB issued guidance on the effect of a loan modification when it is part of a pool that is accounted for as a single asset. This guidance states that a modified loan within a pool of purchased, credit-impaired loans that are accounted for as a single asset should remain in the pool even if the modification would otherwise be considered a troubled debt restructuring. A one-time election to terminate accounting for a group of loans in a pool, which could be made on a pool-by-pool basis, was allowed upon adoption of the standard. The guidance does not require any additional recurring disclosures and was effective for modifications of loans accounted for within a pool in interim or annual periods ending on or after July 15, 2010. Adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or liquidity.

Improving Disclosures about Fair Value Measurements: In January 2010, the FASB issued accounting guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The guidance requires disclosure of fair value measurements by class (rather than by major category) of assets and liabilities; disclosure of transfers in or out of levels 1, 2, and 3; disclosure of activity in level 3 fair value measurements on a gross, rather than net, basis; and other disclosures about inputs and valuation techniques. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosure of level 3 activity for purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years and interim periods beginning after December 15, 2010. As this guidance affects only disclosures, the adoption of this guidance effective January 1, 2010 did not impact the Company’s financial position, results of operations, or liquidity. Refer to Note 23, “Fair Value,” for the Company’s fair value disclosures.

Consolidation of Variable Interest Entities: In June 2009, the FASB issued accounting guidance that changes how a company determines when a variable interest entity (“VIE”) – an entity that is insufficiently capitalized or is not controlled through voting or similar rights – should be consolidated. This guidance replaced the quantitative approach for determining which company, if any, has a controlling financial interest in a VIE with a more qualitative approach focused on identifying which company has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. Prior to issuance of this standard, a troubled debt restructuring was not an event that required reconsideration of whether an entity is a VIE to determine whether the company is the primary beneficiary of the VIE. This guidance eliminated that exception and requires ongoing reassessment of troubled debt restructurings and whether a company is the primary beneficiary of a VIE. In addition, it requires a company to disclose how its involvement with a VIE affects the company’s financial statements. This guidance was effective for annual and interim periods beginning after November 15, 2009 and was applicable to VIEs formed before and after the effective date. The Company’s adoption of this standard on January 1, 2010 did not have a material impact on its financial position, results of operations, or liquidity. Refer to Note 22, “Variable Interest Entities,” for the Company’s VIE disclosures.

Transfers of Financial Assets: In June 2009, the FASB issued accounting guidance that requires a company to disclose more information about transfers of financial assets, including securitization transactions. It eliminated the concept of a “qualifying special-purpose entity” from GAAP, changed the criteria for removing transferred assets from the balance sheet, and required additional disclosures about a transferor’s continuing involvement in transferred assets. This guidance was effective for financial asset transfers occurring on or after January 1, 2010 for calendar-year companies. The effect of these new requirements did not have a material impact on the Company’s financial position, results of operations, or liquidity.

3.    SECURITIES

Securities Portfolio

(Dollar amounts in thousands)

	December 31,
	2010				2009
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available- for-Sale
U.S. agency	$18,000	$7	$(121)	$17,886	$756	$-	$-	$756
Collateralized residential mortgage obligations	377,692	4,261	(2,364)	379,589	299,920	10,060	(2,059)	307,921
Other residential mortgage-backed securities	100,780	5,732	(61)	106,451	239,567	9,897	(182)	249,282
Municipal	512,063	4,728	(12,800)	503,991	649,269	8,462	(6,051)	651,680
Collateralized debt obligations (“CDOs”)	49,695	-	(34,837)	14,858	54,359	-	(42,631)	11,728
Corporate debt securities	29,936	2,409	-	32,345	36,571	2,093	(1,113)	37,551
Equity securities:
Hedge fund investment	1,245	438	-	1,683	1,249	177	-	1,426
Other equity securities	889	110	-	999	6,418	106	(108)	6,416

Total equity securities	2,134	548	-	2,682	7,667	283	(108)	7,842

Total	$1,090,300	$17,685	$(50,183)	$1,057,802	$1,288,109	$30,795	$(52,144)	$1,266,760

Securities Held- to-Maturity
Municipal	$81,320	$1,205	$-	$82,525	$84,182	$314	$-	$84,496

Trading Securities				$15,282				$14,236

Remaining Contractual Maturity of Securities

(Dollar amounts in thousands)

	December 31, 2010
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$16,443	$15,348	$7,108	$7,213
One year to five years	127,282	118,803	24,853	25,221
Five years to ten years	124,692	116,386	15,408	15,637
After ten years	341,277	318,543	33,951	34,454
Collateralized residential mortgage obligations (“CMOs”)	377,692	379,589	-	-
Other residential mortgage-backed securities	100,780	106,451	-	-
Equity securities	2,134	2,682	-	-

Total	$1,090,300	$1,057,802	$81,320	$82,525

Securities Gains (Losses)

(Dollar amounts in thousands)

	Years ended December 31,
	2010	2009	2008
Proceeds from sales	$390,916	$855,405	$226,575
Gains (losses) on sales of securities:
Gross realized gains	$18,444	$26,735	$8,906
Gross realized losses	(1,311)	(9)	(3)

Net realized gains on securities sales	17,133	26,726	8,903

Non-cash impairment charges:
Other-than-temporary securities impairment	(5,364)	(48,928)	(44,514)
Portion of other-than-temporary impairment recognized in other comprehensive loss	447	24,312	-

Net non-cash impairment charges	(4,917)	(24,616)	(44,514)

Net realized gains (losses)	$12,216	$2,110	$(35,611)

Income tax expense (benefit) on net realized gains (losses)	$4,764	$823	$(13,888)
Trading gains (losses), net (1)	$1,530	$2,542	$(5,938)
Net non-cash impairment charges:
Trust-preferred CDOs	$4,664	$24,509	$24,807
Asset-backed CDOs	-	-	10,037
Whole loan mortgage-backed securities included in CMOs	86	-	5,615
Sallie Mae debt issuance included in corporate debt securities	-	-	4,055
Equity securities	167	107	-

Total	$4,917	$24,616	$44,514

(1)	All trading gains (losses) relate to trading securities still held as of December 31, 2010.

The non-cash impairment charges in the table above primarily relate to OTTI charges on CDOs. Accounting guidance requires that only the credit portion of an OTTI charge be recognized through income. In deriving the credit component of the impairment on the CDOs, projected cash flows were discounted at the contractual rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 125 basis points to LIBOR plus 160 basis points. Fair values are computed by discounting future projected cash flows at higher rates, ranging from LIBOR plus 1,200 basis points to LIBOR plus 1,300 basis points. If a decline in fair value below carrying value is not attributable to credit loss and the Company does not intend to sell the security or believe it would not be more likely than not required to sell the security prior to recovery, the Company records the decline in fair value in other comprehensive (loss) income.

Changes in the amount of credit losses recognized in earnings on trust-preferred CDOs and other securities are summarized in the following table.

Changes in Credit Losses Recognized in Earnings

(Dollar amounts in thousands)

	Years Ended December 31,
	2010	2009
Balance at beginning of year	$30,946	$6,330
Credit losses included in earnings (1):
Losses recognized on securities that previously had credit losses	4,421	11,796
Losses recognized on securities that did not previously have credit losses	496	12,820
Reduction for security sold during the year	(107)	-

Balance at end of year	$35,756	$30,946

(1)	Included in securities gains (losses), net in the Consolidated Statements of Income.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of December 31, 2010 and 2009.

Securities in an Unrealized Loss Position

(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2010
U.S. agency	4	$9,096	$120	$-	$1	$9,096	$121
Collateralized residential mortgage obligations	19	131,056	1,727	7,843	637	138,899	2,364
Other residential mortgage-backed securities	5	6,084	51	159	10	6,243	61
Municipal	479	99,537	3,142	166,403	9,658	265,940	12,800
Collateralized debt obligations	6	-	-	14,858	34,837	14,858	34,837

Total	513	$245,773	$5,040	$189,263	$45,143	$435,036	$50,183

As of December 31, 2009
U.S. agency	1	$756	$-	$-	$-	$756	$-
Collateralized residential mortgage obligations	6	4,113	367	13,075	1,692	17,188	2,059
Other residential mortgage-backed securities	2	21,227	176	598	6	21,825	182
Municipal	278	34,157	763	160,788	5,288	194,945	6,051
Collateralized debt obligations	6	3,941	16,822	7,787	25,809	11,728	42,631
Corporate debt securities	6	1,824	257	13,153	856	14,977	1,113
Equity securities	2	-	-	92	108	92	108

Total	301	$66,018	$18,385	$195,493	$33,759	$261,511	$52,144

Approximately 98% of CMOs and other mortgage-backed securities are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority is supported by third-party insurance or some other form of credit enhancement. Management does not believe any individual unrealized loss as of December 31, 2010 represents an other-than-temporary impairment. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, which may be at maturity.

The unrealized losses on CDOs as of December 31, 2010 reflect the market’s unfavorable bias toward structured investment vehicles given the current interest rate and liquidity environment. In addition, the Company does not intend to sell the CDOs with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, which may be at maturity.

Significant judgment is required to calculate the fair value of the CDOs, all of which are pooled. Generally, fair value determinations are based on several factors regarding current market and economic conditions relating to such securities and the underlying collateral. For these reasons and due to the illiquidity in the secondary market for these CDOs, the Company estimates the fair value of these securities using discounted cash flow analyses with the assistance of a structured credit valuation firm.

Prepayment assumptions are a key factor in estimating the cash flows. Prepayments may occur on the collateral underlying our CDOs based on call options or other factors. Most of the collateral underlying the CDOs have a 5-year call option (on the fifth anniversary of issuance, the issuer has the right to call the security at par). In addition, most underlying indentures trigger an issuer call right if a capital treatment event occurs, such as a regulatory change that affects its status as Tier 1 capital (as defined in federal regulations). The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) constituted such an event for certain holding companies. Specifically, companies with $15 billion or more in consolidated assets can no longer include hybrid capital instruments, such as trust-preferred securities in Tier 1 capital.

Our collateral prepayment assumptions are affected by our view that the terms and pricing of trust-preferred securities issued by banks and insurance companies were favorable to the issuers relative to current market conditions. Therefore, it is unlikely that similar financing will become available in the foreseeable future. Additionally, the favorable capital treatment of these securities (i.e., status as Tier 1 capital) makes them a particularly attractive debt instrument. Therefore, until July 2010, the Company assumed no collateral prepayments over the life of its CDOs. Given the above mentioned developments surrounding Dodd-Frank, the Company performed a detailed analysis on the terms of trust-preferred securities issued by banks with more than $15 billion in assets. Based on this analysis, as of December 31, 2010, the Company has assumed a 15% prepayment rate for those banks with greater than $15 billion in assets in year 3 (the start of the phase out period for Tier 1 capital treatment), followed by an annual prepayment rate of 1%.

For additional discussion of this valuation methodology, refer to Note 23, “Fair Value.”

Certain Characteristics and Metrics of the CDOs as of December 31, 2010

(Dollar amounts in thousands)

Number	Class	Original Par	Amortized Cost	Fair Value	Lowest Credit Rating Assigned to the Security		Number of Banks/ Insurers	% of Banks/ Insurers Currently Performing	Actual Deferrals and Defaults as a % of the Original Collateral (1)	Expected Deferrals and Defaults as a % of the Remaining Performing Collateral (1)	Excess Subordination as a % of the Remaining Performing Collateral (2)
					Moody’s	Fitch
1	C-1	$17,500	$7,140	$2,991	Ca	C	57	63.2%	35.1%	22.6%	0.0%
2	C-1	15,000	7,657	1,951	Ca	C	68	73.5%	27.6%	20.3%	0.0%
3	C-1	15,000	13,480	3,426	Ca	C	74	68.9%	20.6%	19.3%	8.1%
4	B1	15,000	13,922	4,562	Ca	C	64	62.5%	28.8%	22.1%	3.1%
5	C	10,000	1,317	123	Ca	C	56	64.3%	41.4%	27.4%	0.0%
6	C	6,500	6,179	1,805	Ca	C	77	68.8%	23.4%	14.6%	10.1%
7	A-3L	6,750	-	-	C	C	84	59.5%	38.9%	29.5%	0.0%

		$85,750	$49,695	$14,858

(1)

Deferrals and defaults are provided net of recoveries. No recovery is assumed for collateral that has already defaulted. For deferring collateral, the Company assumes a recovery rate of 10% of par for banks, thrifts, and other depository institutions and 15% of par for insurance companies.

(2)

Excess subordination represents additional defaults in excess of current defaults that the CDO can absorb before the security experiences any credit impairment. The excess subordination percentage is calculated by dividing the amount of potential additional loss that can be absorbed (before the receipt of all expected future principal and interest payments is affected) by the total balance of performing collateral. Even with excess subordination, the CDO could experience an OTTI charge if future deterioration of underlying collateral in excess of current excess subordination is anticipated.

Credit-Related CDO Impairment Losses

(Dollar amounts in thousands)

	Years Ended December 31,
Number	2010	2009	2008 (1)	Life-to-Date
1	$-	$8,474	$1,886	$10,360
2	794	6,549	-	7,343
3	142	1,017	-	1,159
4	684	394	-	1,078
5	2,801	5,769	-	8,570
6	243	-	-	243
7	-	2,306	4,444	6,750

	$4,664	$24,509	$6,330	$35,503

(1)	Amount is shown net of an $18.5 million adjustment recorded on January 1, 2009 pursuant to the adoption of new accounting guidance related to the recognition of OTTI.

For additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) thereon, see Note 14, “Comprehensive Income.”

The carrying value of securities available-for-sale that were pledged to secure deposits and for other purposes as permitted or required by law totaled $808.3 million at December 31, 2010 and $1.0 billion at December 31, 2009. No securities held-to-maturity were pledged as of December 31, 2010 or 2009.

Excluding securities issued or backed by the U.S. government and its agencies and U.S. government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of total stockholders’ equity on December 31, 2010 or 2009.

4.    LOANS

Loan Portfolio

(Dollar amounts in thousands)

	December 31,
	2010	2009
Commercial and industrial	$1,465,903	$1,438,063
Agricultural	227,756	209,945
Commercial real estate:
Office	396,836	394,228
Retail	328,751	331,803
Industrial	478,026	486,934

Total office, retail, and industrial	1,203,613	1,212,965

Residential construction	174,690	313,919
Commercial construction	164,472	231,518

Total construction	339,162	545,437

Multi-family	349,862	333,961
Investor-owned rental property	124,671	119,132
Other commercial real estate	731,686	679,851

Total commercial real estate	2,748,994	2,891,346

Total corporate loans	4,442,653	4,539,354

Direct installment	47,635	47,782
Home equity	445,243	470,523
Indirect installment	4,139	5,604
1-4 family mortgages	160,890	139,983

Total consumer loans	657,907	663,892

Total loans, excluding covered loans	5,100,560	5,203,246
Covered loans (1)	374,640	146,319

Total loans	$5,475,200	$5,349,565

Deferred loan fees included in total loans	$8,042	$8,104
Overdrawn demand deposits included in total loans	$4,281	$4,837

(1)	For information on covered loans, refer to Note 5, “Covered Assets.”

The Company primarily lends to small and mid-sized businesses, commercial real estate customers, and consumers in the markets in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.

It is the Company’s policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws, the Company’s lending standards, and credit monitoring and remediation procedures.

During third quarter 2010, the Company disposed of $30.2 million of primarily non-performing loans at a loss of $13.7 million in two separate sales transactions. One of the transactions was a bulk sale representing 36 relationships. The Company did not retain servicing responsibilities for these loans or any recourse for credit losses.

Book Value of Loans Pledged

(Dollar amounts in thousands)

	December 31,
	2010	2009
Loans pledged to secure:
FHLB advances	$573,743	$644,540
Federal term auction facilities	1,968,947	1,831,835

Total	$2,542,690	$2,476,375

5.    COVERED ASSETS

Since October 2009, the Company has acquired the majority of the assets of three financial institutions in FDIC-assisted transactions. Most loans and OREO acquired in the acquisitions are covered by the FDIC Agreements, whereby the FDIC reimburses the Company for the majority of the losses incurred.

The following table presents certain key data related to the Company’s FDIC-assisted transactions.

FDIC-Assisted Transactions

(Dollar amounts in thousands)

	First DuPage Bank	Peotone Bank and Trust Company	Palos Bank and Trust Company
Date acquired	October 23, 2009	April 23, 2010	August 13, 2010
Total assets of acquired institution, at the date of acquisition	$261,422	$129,447	$493,435
Bargain-purchase gains	$13,071	$4,303	$-
Goodwill	$-	$-	$7,941
Stated loss threshold	$65,000	N/A	$117,000
Reimbursement rate (1):
Before stated loss threshold	80%	80%	70%
After stated loss threshold	95%	N/A	80%

(1)	Represents the rate at which the FDIC will reimburse the Company for losses incurred.

Total covered assets as of December 31, 2010 and 2009 were as follows:

Covered Assets

(Dollar amounts in thousands)

	December 31,
	2010	2009
Covered impaired loans	$337,784	$146,319
Other covered loans (1)	36,856	-

Total covered loans	374,640	146,319
FDIC indemnification asset	88,981	67,945
Covered other real estate owned	29,698	8,981

Total covered assets	$493,319	$223,245

Covered loans past due 90 days or more and still accruing interest	$86,910	$30,286

(1)	These loans are open-end consumer loans that are not categorized as impaired loans.

The loans purchased in the three FDIC-assisted transactions were recorded at their estimated fair values on the respective purchase dates and are accounted for prospectively based on expected cash flows. An allowance for loan losses was not recorded on these loans at the acquisition date. Except for leases and revolving loans, including lines of credit and credit card loans, management determined that a significant portion of the acquired loans (“purchased impaired loans”) had evidence of credit deterioration since origination, and it was probable at the date of acquisition that the Company would not collect all contractually required principal and interest payments. Evidence of credit quality deterioration may include factors such as past due and non-accrual status. Other key considerations and indicators include the past performance of the troubled institutions’ credit underwriting standards, completeness and accuracy of credit files, maintenance of risk ratings, and age of appraisals.

In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements.

The accounting policies related to purchased impaired loans and their related FDIC indemnification assets are presented in Note 1, “Summary of Significant Accounting Policies.”

Changes in FDIC Indemnification Asset

(Dollar amounts in thousands)

	Years Ended December 31,
	2010	2009
Balance at beginning of year	$67,945	$-
Additions	51,950	67,945
Accretion	(4,596)	-
Expected reimbursements from the FDIC for expected additional credit losses	30,982	-
Payments received from the FDIC	(57,300)	-

Balance at end of year	$88,981	$67,945

Although some loans were contractually 90 days or more past due at the acquisition date, none of the purchased impaired loans at December 31, 2010 or December 31, 2009 were classified as non-performing loans since the loans continued to perform substantially in accordance with the Company’s expectations of cash flows. Interest income is being recognized on all purchased loans through accretion of the difference between the carrying amount of the loans and the expected cash flows. There has not been any significant credit deterioration since the respective acquisition dates.

Changes in the accretable balance for purchased impaired loans were as follows.

Changes in Accretable Yield

(Dollar amounts in thousands)

	Years Ended December 31,
	2010	2009
Balance at beginning of year	$9,298	$-
Additions	41,592	10,717
Accretion	(24,804)	(1,419)
Reclassifications from non-accretable difference, net (1)	37,751	-

Balance at end of year	$63,837	$9,298

(1)	Amount represents an increase in the estimated cash flows to be collected on the underlying portfolio.

6.    PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, AND IMPAIRED LOANS

The following table presents an aging analysis of the Company’s past due loans as of December 31, 2010 and 2009. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans and loans 90 days or more past due and still accruing interest, as of each balance sheet date.

Aging Analysis of Past Due Loans and Non-Performing Loans by Class

(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual Loans)					Non-performing Loans
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	90 Days Past Due Loans, Still Accruing Interest
December 31, 2010
Commercial and industrial	$7,706	$29,356	$37,062	$1,428,841	$1,465,903	$50,088	$1,552
Agricultural	65	2,684	2,749	225,007	227,756	2,497	187
Commercial real estate:
Office	2,053	3,954	6,007	390,829	396,836	5,087	-
Retail	1,495	5,616	7,111	321,640	328,751	7,827	-
Industrial	461	6,082	6,543	471,483	478,026	6,659	-

Total office, retail, and industrial	4,009	15,652	19,661	1,183,952	1,203,613	19,573	-

Residential construction	1,320	33,871	35,191	139,499	174,690	52,122	200
Commercial construction	4,000	20,428	24,428	140,044	164,472	28,685	-
Multi-family	2,811	2,033	4,844	345,018	349,862	6,203	-
Investor-owned rental property	1,141	5,315	6,456	118,215	124,671	6,039	135
Other commercial real estate	7,950	28,618	36,568	695,118	731,686	34,566	210

Total commercial real estate	21,231	105,917	127,148	2,621,846	2,748,994	147,188	545

Total corporate	29,002	137,957	166,959	4,275,694	4,442,653	199,773	2,284

Direct installment	391	126	517	47,118	47,635	40	86
Home equity	4,715	9,082	13,797	431,446	445,243	7,948	1,870
Indirect installment	351	7	358	3,781	4,139	119	-
1-4 family mortgages	2,523	3,368	5,891	154,999	160,890	3,902	4

Total consumer loans	7,980	12,583	20,563	637,344	657,907	12,009	1,960

Total loans, excluding covered loans	36,982	150,540	187,522	4,913,038	5,100,560	211,782	4,244
Covered loans	18,445	86,910	105,355	269,285	374,640	-	86,910

Total loans	$55,427	$237,450	$292,877	$5,182,323	$5,475,200	$211,782	$91,154

	Aging Analysis (Accruing and Non-accrual Loans)					Non-performing Loans
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	90 Days Past Due Loans, Still Accruing Interest
December 31, 2009
Commercial and industrial	$12,922	$26,062	$38,984	$1,399,079	$1,438,063	$28,193	$1,964
Agricultural	11	2,662	2,673	207,272	209,945	2,673	-
Commercial real estate:
Office	2,327	3,066	5,393	388,835	394,228	6,050	-
Retail	4,668	7,436	12,104	319,699	331,803	12,918	330
Industrial	1,841	2,190	4,031	482,903	486,934	2,428	-

Total office, retail, and industrial	8,836	12,692	21,528	1,191,437	1,212,965	21,396	330

Residential construction	12,808	56,377	69,185	244,734	313,919	112,798	86
Commercial construction	2,215	1,631	3,846	227,672	231,518	20,864	-
Multi-family	2,545	6,265	8,810	325,151	333,961	12,486	55
Investor-owned rental property	3,967	4,377	8,344	110,788	119,132	4,351	225
Other commercial real estate	6,155	22,437	28,592	651,259	679,851	28,006	130

Total commercial real estate	36,526	103,779	140,305	2,751,041	2,891,346	199,901	826

Total corporate	49,459	132,503	181,962	4,357,392	4,539,354	230,767	2,790

Direct installment	1,271	220	1,491	46,291	47,782	55	165
Home equity	5,361	8,378	13,739	456,784	470,523	7,549	1,032
Indirect installment	458	46	504	5,100	5,604	25	21
1-4 family mortgages	2,893	5,702	8,595	131,388	139,983	5,819	71

Total consumer loans	9,983	14,346	24,329	639,563	663,892	13,448	1,289

Total loans, excluding covered loans	59,442	146,849	206,291	4,996,955	5,203,246	244,215	4,079
Covered loans	22,988	30,286	53,274	93,045	146,319	-	30,286

Total loans	$82,430	$177,135	$259,565	$5,090,000	$5,349,565	$244,215	$34,365

The Company maintains an allowance for credit losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio.

Allowance for Credit Losses

(Dollar amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$144,808	$93,869	$61,800
Loans charged-off	(153,716)	(168,038)	(40,337)
Recoveries of loans previously charged-off	8,206	3,305	2,152

Net loans charged-off, excluding covered loans	(145,510)	(164,733)	(38,185)
Net charge-offs on covered loans	(1,575)	-	-

Net loans charged-off	(147,085)	(164,733)	(38,185)
Provision for loan losses	147,349	215,672	70,254

Balance at end of year (1)	$145,072	$144,808	$93,869

(1)	Includes a $2.5 million reserve for unfunded commitments as of December 31, 2010, which is included in other liabilities in the Consolidated Statements of Financial Condition.

A portion of the Company’s allowance for credit losses is allocated to loans deemed impaired. Impaired loans consist of the corporate non-accrual loans and restructured loans. Smaller homogeneous loans such as home equity, installment, and 1-4 family mortgages are not individually assessed for impairment.

Impaired Loans

(Dollar amounts in thousands)

	December 31,
	2010	2009
Impaired loans:
Impaired loans with valuation allowance required (1)	$13,790	$45,246
Impaired loans with no valuation allowance required	208,354	216,074

Total impaired loans, excluding covered loans	$222,144	$261,320

Corporate non-accrual loans	$199,773	$230,767
Restructured loans, still accruing interest	22,371	30,553

Total impaired loans, excluding covered loans	$222,144	$261,320

Non-accrual loans:
Impaired loans on non-accrual	$199,773	$230,767
Other non-accrual loans (2)	12,009	13,448

Total non-accrual loans	$211,782	$244,215

Valuation allowance related to impaired loans	$6,343	$20,170

	Years Ended December 31,
	2010	2009	2008
Average recorded investment in impaired loans	$216,194	$217,872	$48,171
Interest income recognized on impaired loans (3)	$244	$157	$97

(1)

These impaired loans require a valuation allowance because the present value of expected future cash flows or related collateral less estimated selling costs is less than the recorded investment in the loans.

(2)	These loans are not considered for impairment since they are part of a small balance, homogeneous portfolio.
(3)	Recorded using the cash basis of accounting.

As of December 31, 2010, the Company had $19.7 million of additional funds committed to be advanced in connection with impaired loans.

The table below provides a break-down of loans and the related allowance for credit losses by portfolio segment. Loans individually evaluated for impairment include corporate non-accrual loans with the exception of certain loans with balances under a specified threshold.

The present value of any decreases in expected cash flows of covered loans after the purchase date is recognized by recording a charge-off through the allowance for credit losses. Since the covered loans are individually evaluated for impairment and no specific reserves are required, the covered loans are not included in the calculation of the allowance for credit losses and are not displayed in this table.

Loans and Related Allowance for Credit Losses by Portfolio Segment

(Dollar amounts in thousands)

	Loans			Allowance For Credit Losses
	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
December 31, 2010
Commercial, industrial, and agricultural	$43,365	$1,650,294	$1,693,659	$2,650	$46,895	$49,545
Commercial real estate:
Office, retail, and industrial	18,076	1,185,537	1,203,613	-	20,758	20,758
Residential construction	51,269	123,421	174,690	-	27,933	27,933
Multi-family	5,696	344,166	349,862	497	3,499	3,996
Other commercial real estate	68,918	951,911	1,020,829	3,196	26,673	29,869

Total commercial real estate	143,959	2,605,035	2,748,994	3,693	78,863	82,556

Total corporate	187,324	4,255,329	4,442,653	6,343	125,758	132,101
Consumer	-	657,907	657,907	-	12,971	12,971

Total	$187,324	$4,913,236	$5,100,560	$6,343	$138,729	$145,072

December 31, 2009
Commercial, industrial, and agricultural	$77,004	$1,571,004	$1,648,008	$2,350	$52,102	$54,452
Commercial real estate:
Office, retail, and industrial	33,984	1,178,981	1,212,965	909	19,255	20,164
Residential construction	137,946	175,973	313,919	15,676	17,402	33,078
Multi-family	33,517	300,444	333,961	385	4,170	4,555
Other commercial real estate	80,969	949,532	1,030,501	850	20,234	21,084

Total commercial real estate	286,416	2,604,930	2,891,346	17,820	61,061	78,881

Total corporate	363,420	4,175,934	4,539,354	20,170	113,163	133,333
Consumer	-	663,892	663,892	-	11,475	11,475

Total	$363,420	$4,839,826	$5,203,246	$20,170	$124,638	$144,808

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2010.

Impaired Loans Individually Evaluated by Class

(Dollar amounts in thousands)

	Loans with No Specific Related Allowance		Loans with a Related Allowance for Credit Losses
	Unpaid Principal Balance	Recorded Investment (1)	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
December 31, 2010
Commercial and industrial	$50,703	$40,715	$2,650	$2,650	$2,650
Agricultural	2,982	2,447	-	-	-
Commercial real estate:
Office	5,794	4,477	-	-	-
Retail	12,335	7,491	-	-	-
Industrial	8,064	6,108	-	-	-

Total office, retail, and industrial	26,193	18,076	-	-	-

Residential construction	129,698	51,269	-	-	-
Commercial construction	38,404	28,685	-	-	-
Multi-family	6,191	4,565	1,131	1,131	497
Investor-owned rental property	5,409	3,385	-	966	244
Other commercial real estate	41,037	24,392	14,019	9,043	2,952

Total commercial real estate	246,932	130,372	15,150	11,140	3,693

Total impaired loans individually evaluated for impairment	$300,617	$173,534	$17,800	$13,790	$6,343

(1)

No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs. However, while each element of the allowance for credit losses is determined separately, the entire allowance is available for the entire loan portfolio.

Corporate loans and commitments are assessed for risk and assigned ratings based on various characteristics such the borrower’s cash flow, leverage, collateral, management characteristics, and other factors. Ratings for commercial credits are reviewed periodically. Consumer loans are assessed for credit quality based on the aging status of the loan and payment activity. Such assessment is completed at the end of each reporting period. Loans are analyzed on an individual basis when the internal credit rating is at or below a predetermined classification and the loan exceeds a fixed dollar amount.

Credit Quality Indicators by Class, Excluding Covered Loans

(Dollar amounts in thousands)

	Pass	Special Mention (1)	Substandard/ Accrual (2)	Substandard/ Non-accrual (3)	Total
December 31, 2010
Commercial and industrial	$1,303,142	$83,259	$29,414	$50,088	$1,465,903
Agricultural	209,317	15,667	275	2,497	227,756
Commercial real estate:
Office	321,286	42,263	28,200	5,087	396,836
Retail	272,168	48,756	-	7,827	328,751
Industrial	432,670	32,781	5,916	6,659	478,026

Total office, retail, and industrial	1,026,124	123,800	34,116	19,573	1,203,613

Residential construction	57,209	35,950	29,409	52,122	174,690
Commercial construction and land	85,305	35,750	14,732	28,685	164,472
Multi-family	307,845	20,643	15,171	6,203	349,862
Investor-owned rental property	109,637	8,438	557	6,039	124,671
Other commercial real estate	588,334	80,809	27,977	34,566	731,686

Total commercial real estate	2,174,454	305,390	121,962	147,188	2,748,994

Total corporate	$3,686,913	$404,316	$151,651	$199,773	$4,442,653

	Performing	Non- performing	Total
December 31, 2010
Direct installment	$47,595	$40	$47,635
Home equity	437,295	7,948	445,243
Indirect installment	4,020	119	4,139
1-4 family mortgages	156,988	3,902	160,890

Total consumer loans	$645,898	$12,009	$657,907

(1)

Loans categorized as special mention have potential weaknesses that deserve the close attention of management. If left uncorrected, these potential weaknesses may result in the deterioration of repayment prospects or in the credit position of the Company at some future date.

(2)

Loans categorized as substandard/accrual continue to accrue interest, but exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. The loans continue to accrue interest because they are well secured and collection of principal and interest is expected within a reasonable time.

(3)

Loans categorized as substandard/non-accrual exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Company could sustain some loss if the deficiencies are not corrected. These loans have been placed on non-accrual status.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those standards and processes specific to real estate loans. Except for construction loans, these loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is largely dependent upon the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location within the greater suburban metropolitan Chicago market and contiguous markets. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk grade criteria.

Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analyses of absorption and lease rates, and financial analyses of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. Construction loans often involve the disbursement of substantial funds with repayment primarily dependent upon the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment until permanent financing is obtained. These loans are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, demand and supply of alternative real estate, the availability of long-term financing, and changes in general economic conditions.

Consumer loans are centrally underwritten utilizing the Fair Isaac Corporation (“FICO”) credit scoring. This is a credit score developed by Fair Isaac Corporation that is used by many mortgage lenders. It uses a risk-based system to determine the probability that a borrower may default on financial obligations to the mortgage lender. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements.

7.    PREMISES, FURNITURE, AND EQUIPMENT

Premises, Furniture, and Equipment

(Dollar amounts in thousands)

	December 31,
	2010	2009
Land	$48,506	$42,957
Premises	158,889	140,366
Furniture and equipment	76,734	72,417

Total cost	284,129	255,740
Accumulated depreciation	(143,222)	(135,098)

Net book value	$140,907	$120,642

	Years Ended December 31,
	2010	2009	2008
Depreciation expense on premises, furniture, and equipment	$11,397	$10,917	$11,445

Operating Leases

At December 31, 2010, the Company was obligated under certain noncancelable operating leases for premises and equipment, which expire at various dates through the year 2024. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2010, have initial or remaining noncancelable lease terms in excess of one year.

Operating Leases

(Dollar amounts in thousands)

Total
Year ending December 31,
2011	$3,824
2012	3,841
2013	3,785
2014	2,414
2015	2,348
2016 and thereafter	827

Total minimum lease payments	$17,039

	Years Ended December 31,
	2010	2009	2008
Rental expense charged to operations (1)	$3,244	$3,314	$3,269
Rental income from premises leased to others (2)	$1,144	$533	$479

(1)	Includes amounts paid under short-term cancelable leases.
(2)	Included as a reduction to occupancy expense in the Consolidated Statements of Income.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the Carrying Amount of Goodwill

(Dollar amounts in thousands)

	Years Ended December 31,
	2010	2009
Balance at beginning of year	$262,886	$262,886
Goodwill acquired through FDIC-assisted transaction	7,941	-

Balance at end of year	$270,827	$262,886

Goodwill is not amortized but is subject to impairment testing on at least an annual basis. The Company’s annual goodwill impairment test was performed as of October 1, 2010, and it was determined no impairment existed as of that date.

The Company has other intangible assets capitalized on its Consolidated Statements of Financial Condition in the form of core deposit premiums, which are being amortized over their estimated useful lives. The Company reviews intangible assets at least annually for possible impairment or more often if events or changes in circumstances between tests indicate that carrying amounts may not be recoverable. The Company’s impairment testing was performed as of November 30, 2010 by comparing the carrying value of intangibles with our anticipated discounted future cash flows, and it was determined that no impairment existed as of that date.

Core Deposit Intangibles

(Dollar amounts in thousands)

	Years Ended December 31,
	2010			2009			2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Balance at beginning of year	$36,591	$17,998	$18,593	$35,731	$14,069	$21,662	$38,300	$12,260	$26,040
Core deposit intangibles acquired through FDIC- assisted transactions	6,242	-	6,242	860	-	860	-	-	-
Amortization expense	-	4,279	(4,279)	-	3,929	(3,929)	-	4,377	(4,377)
Fully amortized assets/ other	(1)	(1)	-	-	-	-	(2,569)	(2,568)	(1)

Balance at end of year	$42,832	$22,276	$20,556	$36,591	$17,998	$18,593	$35,731	$14,069	$21,662

Weighted-average remaining life (in years)			6.4			7.0			6.7
Estimated useful lives (in years)			3.3 to 12.6			5.5 to 11.8			5.5 to 11.8

Scheduled Amortization of Other Intangible Assets

(Dollar amounts in thousands)

Total
Year ending December 31,
2011	$3,789
2012	3,178
2013	3,033
2014	2,444
2015	2,255
2016 and thereafter	5,857

Total	$20,556

9.    DEPOSITS

Summary of Deposits

(Dollar amounts in thousands)

	December 31,
	2010	2009
Demand deposits	$1,329,505	$1,133,756
Savings deposits	871,166	749,279
NOW accounts	1,073,211	913,140
Money market deposits	1,245,610	1,089,710
Time deposits less than $100,000	1,330,733	1,293,543
Time deposits of $100,000 or more	661,251	705,851

Total deposits	$6,511,476	$5,885,279

Scheduled Maturities of Time Deposits

(Dollar amounts in thousands)

Total
Year ending December 31,
2011	$1,583,926
2012	242,254
2013	90,477
2014	21,740
2015	53,119
2016 and thereafter	468

Total	$1,991,984

Maturities of Time Deposits of $100,000 or More

(Dollar amounts in thousands)

Total
Maturing within 3 months	$184,952
After 3 but within 6 months	122,194
After 6 but within 12 months	215,281
After 12 months	138,824

Total	$661,251

10.    BORROWED FUNDS

Summary of Borrowed Funds

(Dollar amounts in thousands)

	December 31,
	2010	2009
Securities sold under agreements to repurchase	$166,474	$238,390
FHLB advances	137,500	152,786
Federal term auction facilities	-	300,000

Total borrowed funds	$303,974	$691,176

Securities sold under agreements to repurchase and federal term auction facilities generally mature within 1 to 90 days from the transaction date. Securities sold under agreements to repurchase are treated as financings, and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. Treasury and U.S. agency securities and, if required, are held in third party pledge accounts. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2010, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders’ equity.

The Bank is a member of the FHLB and has access to term financing from the FHLB. These advances are secured by designated assets that may include qualifying residential and multi-family mortgages, home equity loans, and municipal and mortgage-related securities. At December 31, 2010, all advances from the FHLB are fixed rate with interest payable monthly.

None of the Company’s borrowings have any related compensating balance requirements that restrict the use of Company assets.

Maturity and Rate Schedule for FHLB Advances

(Dollar amounts in thousands)

	December 31, 2010		December 31, 2009
Maturity Date	Advance Amount	Rate (%)	Advance Amount	Rate (%)
February 1, 2010	-	-	$4,986	2.95
June 15, 2010	-	-	382	6.05
December 1, 2011	25,000	1.15	25,000	1.15
May 4, 2012	-	-	4,959	2.51
May 4, 2012	-	-	4,959	2.51
December 4, 2012	37,500	1.70	37,500	1.70
December 4, 2013	25,000	2.28	25,000	2.28
December 18, 2013	50,000	2.37	50,000	2.37

	$137,500	1.95	$152,786	2.03

Unused Short-Term Credit Lines Available for Use

(Dollar amounts in thousands)

	December 31,
	2010	2009
Available federal funds lines (1)	$650,000	$700,000
Federal Reserve Bank Discount Window’s primary credit program (2)	$1,467,052	$598,884

(1)	Subject to the liquidity position of other banks.
(2)	Included federal term auction facilities, which ended in 2010.

11.    SUBORDINATED DEBT

Subordinated Debt

(Dollar amounts in thousands)

	December 31,
	2010	2009
6.95% junior subordinated debentures due in 2033
Principal amount	$87,351	$87,351
Discount	(78)	(81)

Total junior subordinated debentures	87,273	87,270

5.85% subordinated notes due in 2016
Principal amount	50,500	50,500
Discount	(29)	(35)

Total subordinated notes due in 2016	50,471	50,465

Total subordinated debt	$137,744	$137,735

In 2003, the Company formed First Midwest Capital Trust I (“FMCT I”), a statutory business trust, organized for the sole purpose of issuing trust-preferred securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole assets of the trust. The trust-preferred securities of the trust represent preferred beneficial interests in the assets of the trust and are subject to mandatory redemption, in whole or in part, upon payment of the junior subordinated debentures held by the trust. The common securities of the trust are wholly owned by the Company. The trust’s ability to pay amounts due on the trust-preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The Company’s obligations under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of the trust’s obligations under the trust-preferred securities issued by the trust. The guarantee covers the distributions and payments on liquidation or redemption of the trust-preferred securities, but only to the extent of funds held by the trust.

FMCT I qualifies as a variable interest entity for which the Company is not the primary beneficiary; therefore, the trust is not consolidated in the Company’s financial statements. The subordinated debentures issued by the Company to the trust are included in the Company’s Consolidated Statements of Financial Condition as “subordinated debt” with the corresponding interest distributions recorded as interest expense. The common shares issued by the trust are included in other assets in the Company’s Consolidated Statements of Financial Condition.

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

In 2009, the Company completed an offer to exchange a portion of the notes and a separate offer to exchange a portion of the subordinated debentures for newly issued shares of common stock of the Company. The exchanges strengthened the composition of First Midwest’s capital base by increasing its Tier 1 common and tangible common equity ratios, while also reducing the interest expense associated with the debt securities. As a result of the exchange offers, $39.3 million of subordinated debentures were retired at a discount of 20% in exchange for 3,058,410 shares of common stock of the Company, and $29.5 million of notes were retired at a discount of 10% in exchange for 2,584,695 shares of common stock of the Company. In 2009, the Company also retired an additional $1.0 million of subordinated debentures at a discount of 20% for cash and $20.0 million of notes at a discount of 7% for cash. In the aggregate, the exchange offers and the subsequent retirement of debt for cash resulted in the recognition of $15.3 million in pre-tax gains by the Company in 2009. These gains are shown as a separate component of noninterest income in the Consolidated Statements of Income.

Common Stock, Preferred Securities, and Related Debentures

(Dollar amounts and number of shares in thousands)

Issuance trust	First Midwest Capital Trust I
Issuance date	November 18, 2003
Common shares issued	3,866
Trust-preferred securities issued (1)	125,000
Coupon rate (2)	6.95%
Maturity	December 1, 2033
Principal amount of debentures (3):
As of December 31, 2010	$ 87,273
As of December 31, 2009	$ 87,270

(1)

The trust-preferred securities accrue distributions at a rate equal to the interest rate and maturity identical to that of the related debentures. The trust-preferred securities will be redeemed upon maturity of the related debentures.

(2)

The coupon rate is fixed with distributions payable semi-annually. The Company has the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided no extension period may extend beyond the stated maturity of the debentures. During such extension period, distributions on the trust-preferred securities will also be deferred, and the Company’s ability to pay dividends on its common stock will be restricted.

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

12.    MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS’ EQUITY

Common Shares Issued

On January 13, 2010, the Company sold 18,818,183 shares of common stock in an underwritten public offering. The price to the public was $11.00 per share, and the proceeds to the Company, net of the underwriters’ discount, were $10.45 per share, resulting in proceeds of $196.0 million, net of related expenses. The net proceeds were used to improve the quality of the Company’s capital composition and for general operating purposes.

As referred to in Note 11, “Subordinated Debt,” in 2009, the Company issued a total of 5,643,105 shares of common stock at a price of $10.27 per share, a $56.6 million increase in stockholders’ equity, net of related expenses.

The Company had 85,787,354 shares issued and 74,095,695 shares outstanding as of December 31, 2010 and 66,969,171 shares issued and 54,793,343 shares outstanding as of December 31, 2009.

Issuance of Preferred Shares

In 2008, in response to the financial crises affecting the financial markets and the banking system, the U.S. Department of the Treasury (“Treasury”) announced several initiatives under the Troubled Asset Relief Program (“TARP”) intended to help stabilize the banking industry. One of these initiatives was the voluntary Capital Purchase Program (“CPP”) designed to encourage qualifying financial institutions to build capital. Under the CPP, the Company received $193.0 million from the sale of preferred shares to the Treasury.

In exchange for the $193.0 million, the Company issued to the Treasury a total of 193,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with a $1,000 per share liquidation preference and an initial fixed dividend rate of 5%. The dividend rate is set to increase to 9% effective December 5, 2013. This issuance also includes a warrant to purchase up to 1,305,230 shares of the Company’s common stock at an exercise price of $22.18 per share. Both the preferred shares and the warrants are accounted for as components of the Company’s regulatory Tier 1 capital.

The Company paid dividends on preferred stock of $9.7 million in 2010 and 2009 and $670,000 in 2008.

Quarterly Dividend on Common Shares

In response to the environment at the time, on December 10, 2008, the Company’s Board of Directors (the “Board”) announced a reduction in its quarterly common stock dividend from $0.310 per share to $0.225 per share. Since the Company elected to participate in the CPP, its ability to increase quarterly common stock dividends above $0.310 per share will be subject to the applicable restrictions of this program for three years following the sale of the preferred stock.

On March 16, 2009, the Board announced a reduction in its quarterly common stock dividend from $0.225 per share to $0.010 per share. The Board has declared quarterly stock dividends of $0.010 per share for the past eight quarters.

Transactions with the Bank

In January 2010, the Company made a $100.0 million capital contribution to the Bank. In addition, the Bank sold $168.1 million of non-performing assets to the Company in March 2010. On the date of the sale, the Company recorded the assets at fair value and transferred them to Catalyst in the form of a capital injection. Since the majority of the assets were collateral-dependent loans, fair value was determined based on the lower of current appraisals, sales listing prices, or sales contract values, less estimated selling costs. No allowance for credit losses was recorded at the Company on the date of the purchase of these assets. As of December 31, 2010, Catalyst had $93.1 million in non-performing assets. Since the Bank’s financial position and results of operations are consolidated with the Company, this transaction did not change the presentation of these non-performing assets in the consolidated financial statements and did not impact the consolidated Company’s financial position, results of operations, or regulatory ratios. However, these two transactions improved the Bank’s asset quality, capital ratios, and liquidity.

There were no additional material transactions that affected stockholders’ equity during the year ended December 31, 2010.

13.    EARNINGS PER COMMON SHARE

Basic and Diluted Earnings Per Common Share

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Net (loss) income	$(9,684)	$(25,750)	$49,336
Preferred dividends	(9,650)	(9,650)	(670)
Accretion on preferred stock	(649)	(615)	(42)
Net loss (income) applicable to non-vested restricted shares	266	464	(142)

Net (loss) income applicable to common shares	$(19,717)	$(35,551)	$48,482

Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	72,422	50,034	48,462
Dilutive effect of common stock equivalents	-	-	53

Weighted-average diluted common shares outstanding	72,422	50,034	48,515

Basic (loss) earnings per common share	$(0.27)	$(0.71)	$1.00
Diluted (loss) earnings per common share	$(0.27)	$(0.71)	$1.00
Anti-dilutive shares not included in the computation of diluted earnings per common share (1)	3,823	3,993	2,631

(1)	Represents outstanding stock options and common stock warrants for which the exercise price is greater than the average market price of the Company’s common stock.

14.    COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains, and losses that are not included in reported net income under GAAP. The Company includes the following items, net of tax, in other comprehensive (loss) income in the Consolidated Statements of Changes in Stockholders’ Equity: changes in unrealized gains or losses on securities available-for-sale, changes in the fair value of derivatives designated under cash flow hedges (when applicable), and changes in the funded status of the Company’s pension plan.

Components of Other Comprehensive Income (Loss)

(Dollar amounts in thousands)

	Years Ended December 31,
	2010			2009			2008
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available-for-sale:
Unrealized holding gains (losses)	$1,067	$406	$661	$2,556	$986	$1,570	$(31,316)	$(12,210)	$(19,106)
Less: Reclassification of net gains (losses) included in net income	12,216	4,764	7,452	2,110	824	1,286	(35,611)	(13,888)	(21,723)

Net unrealized holding (losses) gains	(11,149)	(4,358)	(6,791)	446	162	284	4,295	1,678	2,617

Funded status of pension plan:
Unrealized holding (losses) gains	(3,740)	(1,458)	(2,282)	16,988	6,625	10,363	(14,658)	(5,726)	(8,932)

Total other comprehensive (loss) income	$(14,889)	$(5,816)	$(9,073)	$17,434	$6,787	$10,647	$(10,363)	$(4,048)	$(6,315)

Activity in Accumulated Other Comprehensive Loss

(Dollar amounts in thousands)

	Accumulated Unrealized Loss on Securities Available-for- Sale	Accumulated Unrealized Loss on Under-funded Pension Obligation	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2008	$(4,645)	$(7,082)	$(11,727)
2008 other comprehensive income (loss)	2,617	(8,932)	(6,315)

Balance at December 31, 2008	(2,028)	(16,014)	(18,042)
Cumulative effect of change in accounting for other-than-temporary impairment	(11,271)	-	(11,271)

Adjusted balance at January 1, 2009	(13,299)	(16,014)	(29,313)
2009 other comprehensive income	284	10,363	10,647

Balance at December 31, 2009	(13,015)	(5,651)	(18,666)
2010 other comprehensive loss	(6,791)	(2,282)	(9,073)

Balance at December 31, 2010	$(19,806)	$(7,933)	$(27,739)

15.    INCOME TAXES

Components of Income Tax Benefit

(Dollar amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
Current tax (benefit) expense:
Federal	$(14,926)	$(10,298)	$3,429
State	1,439	(5,420)	(3,472)

Total	(13,487)	(15,718)	(43)

Deferred tax benefit:
Federal	(8,895)	(28,808)	(5,778)
State	(6,162)	(5,650)	(7,470)

Total	(15,057)	(34,458)	(13,248)

Total income tax benefit	$(28,544)	$(50,176)	$(13,291)

Federal income tax benefit and the related effective income tax rate are primarily influenced by the amount of tax-exempt income derived from investment securities and bank owned life insurance (“BOLI”) in relation to pre-tax loss/income. State income tax benefit and the related effective tax rate are influenced by state tax rules relating to consolidated/combined reporting and sourcing of income and expense.

The decrease in income tax benefits from 2009 to 2010 was primarily attributable to a decrease in pre-tax loss in 2010 and the recording of $5.4 million in state income tax benefits in 2009.

The increase in income tax benefits from 2008 to 2009 was primarily attributable to an increase in pre-tax loss in 2009. This effect was offset, in part, by a decrease in state tax-exempt income attributable to changes in Illinois tax law effective in 2009.

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded.

Deferred Tax Assets and Liabilities

(Dollar amounts in thousands)

	December 31,
	2010	2009
Deferred tax assets:
Alternative minimum tax (“AMT”) and other credit carryforwards	$8,185	$2,286
Federal net operating loss (“NOL”) carryforwards	7,299	-
Allowance for credit losses	50,775	50,683
Unrealized losses	24,610	24,466
Equity compensation expense	2,966	2,889
Other real estate owned	8,490	4,072
State NOL carryforwards	11,776	8,448
Other state tax benefits	8,221	10,016
Other	7,225	7,752

Total deferred tax assets	$129,547	$110,612

Deferred tax liabilities:
Purchase accounting adjustments and intangibles	$(12,569)	$(9,987)
Dividends receivable	(3,285)	(3,285)
Deferred loan fees	(3,441)	(3,113)
Accrued retirement benefits	(2,354)	(2,512)
Depreciation	(2,063)	(1,346)
Cancellation of indebtedness income	(5,340)	-
Deferred gain on FDIC-assisted transaction	(1,800)	(2,250)
Other	(3,075)	(5,083)

Total deferred tax liabilities	(33,927)	(27,576)

Deferred tax valuation allowance	(30)	(2,503)

Net deferred tax assets	95,590	80,533
Tax effect of adjustments related to other comprehensive loss	17,763	11,946

Net deferred tax assets including adjustments	$113,353	$92,479

Net operating loss carryforwards available to offset future taxable income:
Federal gross NOL carryforwards, begin to expire in 2030	$20,856	$-
Illinois gross NOL carryforwards, begin to expire in 2015	$225,027	$178,036
Indiana gross NOL carryforwards, begin to expire in 2021	$19,872	$27,500
Other credits (1)	$8,185	$2,286

(1)	Consists of AMT credits, which have an indefinite life and other credits, which have a 20-year life. Approximately $2.9 million of other credits will begin to expire in 2027.

Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition. The $2.5 million decrease in the valuation allowance from 2009 resulted from the recording of certain state net operating losses and other net deferred tax assets which management now believes are more likely than not to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized.

Components of Effective Tax Rate

	Years Ended December 31,
	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income, net of interest expense disallowance	27.0%	16.5%	(39.9%	)
State income tax, net of federal income tax effect	9.5%	12.1%	(30.4%	)
Other, net	3.2%	2.5%	(1.6%	)

Effective tax rate	74.7%	66.1%	(36.9%	)

The change in effective income tax rate from 2009 to 2010 was primarily attributable to an increase in tax-exempt interest as a percent of the pre-tax loss.

The change in effective income tax rate from 2008 to 2009 was primarily attributable to a decrease in pre-tax income in 2009. This effect was offset in part by a decrease in tax-exempt income from investment securities and a decrease in state tax-exempt income attributable to changes in Illinois tax law effective in 2009.

As of December 31, 2010, 2009, and 2008, the Company’s retained earnings included an appropriation for an acquired thrift’s tax bad debt reserves of approximately $2.5 million for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings was distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.

Uncertainty in Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Illinois, Indiana, Iowa, and Wisconsin. The Company is no longer subject to examinations by U.S. federal, Indiana, or Iowa tax authorities for years prior to 2007 or by Illinois tax authorities for years prior to 2002. The Company began filing in Wisconsin in 2009 as a result of changes in the Wisconsin tax law.

Audits of the Company’s 2002-2005 Illinois income tax returns were closed during the year without significant adjustments. Audits of the Company’s 2006-2007 Illinois income tax returns are pending. The Company believes it is reasonably possible that these audits will be resolved without significant changes to the returns as filed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Rollforward of Unrecognized Tax Benefits

(Dollar amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$314	$5,751	$9,888
Additions for tax positions relating to the current year	2	9	1,187
Additions for tax positions relating to prior years	263	-	-
Reductions for tax positions relating to prior years	(72)	(5,446)	(5,324)
Lapse in statute of limitations	(78)	-	-

Balance at end of year	$429	$314	$5,751

Interest and penalties not included above (1):
Interest benefit, net of tax effect, and penalties	$(21)	$(556)	$(303)
Accrued interest and penalties, net of tax effect, at end of year	$8	$29	$585

(1)	Included in income tax benefit in the Consolidated Statements of Income.

The reductions in uncertain tax positions in 2008 and 2009 are a result of the resolution of certain tax authority examinations.

The Company does not anticipate that the amount of uncertain tax positions will significantly increase or decrease in the next 12 months. Included in the balance at December 31, 2010 are tax positions totaling $337,000 that would favorably affect the Company’s effective tax rate if recognized in future periods.

Illinois Tax Legislation

On January 13, 2011, the State of Illinois enacted tax legislation that significantly increases the corporate income tax rate. Effective January 1, 2011, the corporate income tax rate increases from 7.3% to 9.5% (including a personal property replacement tax of 2.5%). The rate will decline to 7.75% in 2015 and return to 7.3% in 2025. The legislation also suspends net operating loss utilization in 2011-2013. The Company’s 2010 Consolidated Statements of Financial Condition and results of operations and liquidity were not affected by this tax rate increase. The Company expects its total effective tax rate could increase marginally in 2011 as a result of the legislation.

Recorded net deferred tax assets will be adjusted to reflect the rate increase in the first quarter of 2011. This adjustment is not expected to have a material effect on the Company’s financial statements.

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

Savings and Profit Sharing Plan

(Dollar amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
Profit sharing expense	$859	$2,454	$2,810
Company dividends received by the Plan	$72	$452	$2,080
Company shares held by the Plan, at year end:
Number of shares	2,752,521	2,916,152	1,721,707
Fair value	$31,709	$31,757	$34,382

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

Pension Plan’s Cost and Obligations

(Dollar amounts in thousands)

	December 31,
	2010	2009
Accumulated benefit obligation	$43,889	$35,921

Change in benefit obligation:
Projected benefit obligation at beginning of year	$43,671	$52,259
Service cost	2,352	3,404
Interest cost	2,665	3,337
Actuarial losses (gains)	4,957	(13,444)
Benefits paid	(1,682)	(1,885)

Projected benefit obligation at end of year	$51,963	$43,671

Change in plan assets:
Fair value of plan assets at beginning of year	$51,033	$38,710
Actual return on plan assets	5,362	6,208
Benefits paid	(1,682)	(1,885)
Employer contributions	-	8,000

Fair value of plan assets at end of year	$54,713	$51,033

Funded status recognized in the Consolidated Statements of Financial Condition:
Noncurrent prepaid pension	$2,750	$7,362
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$8	$11
Net loss	12,996	9,253

Net amount recognized	$13,004	$9,264

Actuarial losses included in other comprehensive loss as a percent of:
Accumulated benefit obligation	29.6%	25.8%
Fair value of plan assets	23.8%	18.2%
Amounts expected to be amortized from other comprehensive loss into net periodic benefit cost in the next fiscal year:
Prior service cost	$3	$3
Net loss	525	-

Net amount expected to be recognized	$528	$3

Weighted-average assumptions at the end of the year used to determine the actuarial present value of the projected benefit obligation:
Discount rate	5.50%	6.00%
Rate of compensation increase	3.00%	3.00%

Net Periodic Benefit Pension Expense

(Dollar amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$2,352	$3,404	$3,123
Interest cost	2,665	3,337	3,103
Expected return on plan assets	(4,150)	(4,558)	(4,329)
Recognized net actuarial loss	2	1,153	501
Amortization of prior service cost	3	3	4
Other	-	737	-

Net periodic cost	872	4,076	2,402

Other changes in plan assets and benefit obligations recognized as a charge to other comprehensive loss:
Net loss (gain) for the period	3,746	(15,830)	15,163
Amortization of prior service cost	(4)	(4)	(4)
Amortization of net loss	(2)	(1,154)	(501)

Total	3,740	(16,988)	14,658

Total recognized in net periodic pension cost and other comprehensive loss	$4,612	$(12,912)	$17,060

Weighted-average assumptions used to determine the net periodic cost:
Discount rate	6.00%	6.25%	6.50%
Expected return on plan assets	7.50%	8.50%	8.50%
Rate of compensation increase	3.00%	4.50%	4.50%

Pension Plan Asset Allocation

(Dollar amounts in thousands)

	Target Allocation 2010	Fair Value of Plan Assets (1)	Percentage of Plan Assets
			2010	2009
Asset Category:
Equity securities	50 - 60%	$32,953	61%	56%
Fixed income	30 - 48%	18,121	33%	39%
Cash equivalents	2 - 10%	3,639	6%	5%

Total		$54,713	100%	100%

(1)	Additional information regarding the fair value of plan assets can be found in Note 23, “Fair Value.”

Expected amortization of net actuarial losses - To the extent the cumulative actuarial losses included in accumulated other comprehensive loss exceed 10% of the greater of the accumulated benefit obligation or the market-related value of the Pension Plan assets, the Company’s policy for amortizing the Pension Plan’s net actuarial losses into income is to amortize the actuarial losses over the future working life of the Pension Plan participants. Actuarial losses included in other comprehensive loss as of December 31, 2010 exceeded 10% of the accumulated benefit obligation and the fair value of plan assets. The amortization of the net actuarial loss is a component of the net periodic benefit cost. Amortization of the net actuarial losses and prior service cost included in other comprehensive loss is not expected to have a material impact on the Company’s future results of operations, financial position, or liquidity.

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

Investment policy and strategy - The investment objective of the Pension Plan is to maximize the return on Pension Plan assets over a long time horizon, while meeting the Pension Plan obligations. In establishing its investment policies and asset allocation strategies, the Company considers expected returns and the volatility associated with different strategies. The policy, as established by the Committee, is to provide for growth of capital with a moderate level of volatility by investing assets per the target allocations stated above. The Committee decided to invest in traditional publicly traded securities and not alternative asset classes such as private equity, hedge funds, and real estate. The assets are reallocated as needed by the fund manager to meet the above target allocations, and the investment policy is reviewed on a quarterly basis, under the advisement of a certified investment advisor, to determine if the policy should be changed.

Based on the actuarial assumptions, the Company does not anticipate making a contribution to the Pension Plan in 2011. Estimated future pension benefit payments, which reflect expected future service, for fiscal years 2011 through 2020, are as follows.

Estimated Future Pension Benefit Payments

(Dollar amounts in thousands)

Total
Year ending December 31,
2011	$2,760
2012	3,148
2013	3,159
2014	3,539
2015	3,695
2016-2020	21,019

17.    SHARE-BASED COMPENSATION

Share-Based Plans

Omnibus Stock and Incentive Plan (the “Omnibus Plan”) - In 1989, the Board adopted the Omnibus Plan, which allows for the granting of both incentive and non-statutory (“nonqualified”) stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, and performance shares to certain key employees.

Since the inception of the Omnibus Plan and until 2008, in February of each year, certain key employees have been granted nonqualified stock options. The option exercise price is set at the fair value of the Company’s common stock on the date the options are granted. The fair value is defined as the average of the high and low stock price on the date of grant. All options have a term of ten years from the date of grant, include reload features, and are non-transferable except to immediate family members, family trusts, or partnerships. Options vest over three years (subject to accelerated vesting in the event of death, disability, or a change-in-control, as defined in the Omnibus Plan), with 50% exercisable after two years from the date of grant and the remaining 50% exercisable three years after the date of grant.

In August 2006, as an enhancement to the current compensation program, the Board approved the granting of restricted stock awards and restricted stock units to certain key officers. These awards are restricted to transfer, but are not restricted to dividend payment and voting rights. The awards vest in 50% increments on each of the first two anniversaries of the date of grant provided the officer remains employed by the Company during this period (subject to accelerated vesting in the event of change-in-control or upon termination of employment, as set forth in the applicable stock/unit award agreement).

Since 2008, the Company began granting restricted stock awards instead of nonqualified stock options to certain key employees. Typically granted in February of each year, these awards are restricted to transfer, but are not restricted to dividend payment and voting rights. Similar to stock options, the awards vest over three years with 50% vesting after two years from the date of grant and the remaining 50% vesting three years after the date of grant provided the employee remains employed by the Company during such period (subject to accelerated vesting in the event of change-in-control or upon termination of employment, as set forth in the applicable award agreement).

In December 2008, the Board approved the granting of a 30,920 share performance-based restricted stock award to its CEO. Unlike all other restricted stock awards, this award vests assuming certain performance criteria are met and provided the officer remains employed by the Company during the vesting period.

Nonemployee Directors Stock Plan (the “Directors Plan”) - In 1997, the Board adopted the Directors Plan, which provides for the granting of equity awards to nonmanagement Board members. Until 2008, only non-qualified stock options were issued under the Directors Plan. The exercise price of the options is equal to the fair value of the common stock on the date of grant. All options have a term of ten years from the date of grant and become exercisable one year from the date of grant subject to accelerated vesting in the event of retirement, death, disability, or change-in-control, as defined in the Directors Plan.

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

Both the Omnibus Plan and the Directors Plan have been submitted to and approved by the stockholders of the Company.

Shares of Company Common Stock Available Under Share-Based Plans

	December 31, 2010
	Shares Authorized	Shares Available For Grant
Omnibus Plan	8,631,641	2,232,320
Directors Plan	481,250	132,632

Salary Stock Awards - In October 2009, the Board approved adjustments to the 2010 base salaries of certain of its executive officers, as permitted by the executive compensation provisions of the TARP. The approved adjustments became effective on January 1, 2010 and modified the mix between the fixed and variable components of compensation to be paid to these officers during 2010. The salary adjustments were paid in accordance with the Company’s standard payroll procedures with 25% paid in cash and 75% paid in fully vested shares of the Company’s common stock, which may not be sold or otherwise transferred as long as the Company holds TARP funds (except upon death or permanent disability). The number of shares of common stock granted as of each payroll period end date to each executive officer is determined by dividing that portion of the executive officer’s salary adjustment payable for the period by the closing price of the Company’s common stock on the date prior to the applicable payroll date. The total number of shares granted and fully vested during 2010 totaled 49,569 at a weighted average price of $12.30 per share. The issuance of these shares is included in share-based compensation expense, but does not reduce the number of shares issued and outstanding under the Omnibus Plan as the issuance is not considered part of the share-based plans referenced above.

Accounting Treatment

The Company recognizes share-based compensation expense based on the estimated fair value of the option or award at the date of grant or modification. Share-based compensation expense is included in salaries and wages in the Consolidated Statements of Income.

Effect of Recording Share-Based Compensation Expense

(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2010	2009	2008
Stock option expense	$317	$785	$2,210
Restricted stock/unit award expense	4,712	2,731	2,335
Salary stock award expense (1)	609	-	-

Total share-based compensation expense	5,638	3,516	4,545
Income tax benefit	2,199	1,371	1,591

Share-based compensation expense, net of tax	$3,439	$2,145	$2,954

Basic earnings per common share	$0.05	$0.04	$0.06
Diluted earnings per common share	$0.05	$0.04	$0.06
Cash flows provided by operating activities	$189	$177	$37
Cash flows used in financing activities	$(189)	$(177)	$(37)

(1)	Represents share-based compensation expense for salary stock awards granted to executive officers in which the issuance is not considered part of the share-based plans referenced above.

The preceding table includes the cash flow effects of excess tax benefits on operating and financing cash flows. GAAP requires that cash flows resulting from the tax benefits of tax deductions in excess of recognized compensation expense be reported as financing cash flows.

Stock Options

Nonqualified Stock Option Transactions

(Amounts in thousands, except per share data)

	Year Ended December 31, 2010
	Options	Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)
Outstanding at beginning of year	2,634	$31.77
Expired	(142)	23.71

Outstanding at end of period	2,492	$32.23	3.74	$-

Ending vested and expected to vest	2,492	$32.23	3.74	$-
Exercisable at end of period	2,359	$32.46	3.55	$-

(1)	Represents the average remaining contractual life in years.
(2)

Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the year and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on December 31, 2010. This amount will fluctuate with changes in the fair value of the Company’s common stock.

Stock Option Valuation Assumptions - The Company estimates the fair value of stock options at the date of grant using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. No stock options were granted in 2009 or 2010.

Stock Option Valuation Assumptions

	Years Ended December 31,
	2010	2009	2008
Expected life of the option (in years)	-	-	5.9
Expected stock volatility	-	-	18%
Risk-free interest rate	-	-	3.30%
Expected dividend yield	-	-	3.72%
Weighted-average fair value of options at their grant date	$-	$-	$3.57

Expected life is based on historical exercise and termination behavior. Expected stock price volatility is derived from historical volatility of the Company’s common stock over the expected life of the options. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option. The expected dividend yield represents the three-year historical average of the annual dividend yield as of the date of grant. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.

Other Stock Option Information

(Dollar amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
Share-based compensation expense	$317	$785	$2,210
Unrecognized compensation expense	$23	$283	$1,281
Weighted-average amortization period remaining (in years)	0.1	0.4	0.8
Total intrinsic value of stock options exercised	$-	$-	$442
Cash received from stock options exercised	$-	$-	$1,088
Income tax benefit realized from stock options exercised	$-	$-	$558

In 2008, the Company recognized $105,000 in additional compensation costs as a result of accelerated vesting on 101,149 options held by one grantee. No stock option award modifications were made during 2009 or 2010.

The Company issues treasury shares to satisfy stock option exercises and restricted stock award releases.

Restricted Stock and Restricted Stock Unit Awards

Restricted Stock Award Transactions

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2010		2009
	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares/Units	Weighted Average Grant Date Fair Value
Restricted Stock Awards
Nonvested restricted stock awards at beginning of year	653	$11.94	142	$26.39
Granted	448	13.26	547	9.27
Vested	(108)	16.90	(31)	29.91
Forfeited	(15)	11.99	(5)	18.30

Nonvested restricted stock awards at end of year	978	$11.99	653	$11.94

The fair value of restricted stock/unit awards is determined based on the average of the high and low stock price on the date of grant and is recognized as compensation expense over the vesting period.

Other Restricted Stock Award/Unit Information

(Dollar amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
Share-based compensation expense	$4,712	$2,731	$2,335
Unrecognized compensation expense	$5,248	$4,489	$2,397
Weighted-average amortization period remaining (in years)	1.1	1.6	1.7
Total fair value of vested restricted stock awards/unit, at end of period	$11,421	$7,205	$4,277
Cash paid to settle restricted stock awards/unit	$-	$-	$1,268
Income tax benefit realized from vesting/release of restricted stock awards/unit	$724	$258	$739

In 2008, the Company recognized $683,000 in additional compensation costs as a result of accelerated vesting on restricted stock units held by one grantee. No restricted stock unit award modifications were made during 2009 or 2010.

18.    STOCKHOLDER RIGHTS PLAN

On February 15, 1989, the Board adopted a Stockholder Rights Plan. Pursuant to that plan, the Company declared a dividend, paid March 1, 1989, of one right (“Right”) for each outstanding share of the Company common stock held on record on March 1, 1989 pursuant to a Rights Agreement dated February 15, 1989. The Rights Agreement was amended and restated on November 15, 1995 and again on June 18, 1997 to exclude an acquisition. The Rights Agreement was further amended on December 9, 2008 to clarify certain items. As amended, each right entitles the registered holder to purchase from the Company 1/100 of a share of Series A Preferred Stock for a price of $150, subject to adjustment. The Rights will be exercisable only if a person or group has acquired, or announces the intention to acquire, 10% or more of the Company’s outstanding shares of common stock. The Company is entitled to redeem each Right for $0.01, subject to adjustment, at any time prior to the earlier of the tenth business day following the acquisition by any person or group of 10% or more of the outstanding shares of the Company common stock or the expiration date of the Rights. The Rights Agreement will expire on November 15, 2015.

As a result of the Rights distribution, 600,000 of the 1,000,000 shares of authorized preferred stock were reserved for issuance as Series A Preferred Stock.

19.    REGULATORY AND CAPITAL MATTERS

The Company and its subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Bank is also required to maintain reserves against deposits. Reserves are held either in the form of vault cash or non-interest-bearing balances maintained with the Federal Reserve Bank and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances totaling $19.3 million at December 31, 2010 and $4.8 million at December 31, 2009 were maintained in fulfillment of these requirements.

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

The principal source of cash flow for the Company is dividends from the Bank. Various federal and state banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by the Bank. Future payment of dividends by the subsidiaries is dependent upon individual regulatory capital requirements and levels of profitability. Without prior regulatory approval, the Bank can initiate aggregate dividend payments in 2011 of $9.7 million plus an additional amount equal to its net profits for 2011, as defined by statute, up to the date of any such dividend declaration. Future payment of dividends by the Bank is dependent upon individual regulatory capital requirements and levels of profitability.

The Company and the Bank are also subject to various capital requirements set up and administered by federal banking agencies. Under capital adequacy guidelines, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components of capital and assets, risk weightings, and other factors. As defined in the regulations, quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted average assets. Failure to meet minimum capital requirements could result in actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. As of December 31, 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Federal Reserve Board (“Federal Reserve”), the primary regulator of the Company and the Bank, establishes minimum capital requirements that must be met by member institutions. As of December 31, 2010, the most recent regulatory notification classified the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification.

The following table outlines the Company’s and the Bank’s measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve to be categorized as adequately capitalized and as “well-capitalized.”

Summary of Capital Ratios

(Dollar amounts in thousands)

	Actual		Adequately Capitalized		“Well-Capitalized” for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2010:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$1,022,440	16.18%	$505,609	8.00%	$632,012	10.00%
First Midwest Bank	856,027	13.87	493,622	8.00	617,027	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	892,060	14.11	252,805	4.00	379,207	6.00
First Midwest Bank	778,008	12.61	246,811	4.00	370,216	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	892,060	11.16	239,905	3.00	399,842	5.00
First Midwest Bank	778,008	9.88	236,253	3.00	393,755	5.00

As of December 31, 2009:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc	$895,279	13.94%	$513,968	8.00%	$642,460	10.00%
First Midwest Bank	737,311	11.54	511,272	8.00	639,090	10.00

Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc	763,443	11.88	256,984	4.00	385,476	6.00
First Midwest Bank	656,433	10.27	255,636	4.00	383,454	6.00

Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc	763,443	10.18	224,894	3.00	374,824	5.00
First Midwest Bank	656,433	8.80	223,866	3.00	373,111	5.00

20.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

All derivative instruments are recorded at fair value as either other assets or other liabilities in the Consolidated Statements of Financial Condition. Subsequent changes in a derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met. The accounting policies related to derivative instruments and hedging activities are presented in Note 1, “Summary of Significant Accounting Policies.”

During 2009 and 2010, the Company hedged the fair value of fixed rate commercial real estate loans through the use of pay fixed, receive variable interest rate swaps. These derivative contracts were designated as fair value hedges and are valued using observable market prices, if available, or third party cash flow projection models. The valuations produced by these pricing models are regularly validated through comparison with other third parties. The valuations and expected lives presented in the following table are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets as of December 31, 2010 and December 31, 2009.

Interest Rate Derivatives Portfolio

(Dollar amounts in thousands)

	December 31,
	2010	2009
Fair Value Hedges
Related to fixed rate commercial loans
Notional amount outstanding	$17,994	$19,005
Weighted-average interest rate received	2.17%	2.14%
Weighted-average interest rate paid	6.40%	6.40%
Weighted-average maturity (in years)	6.76	7.76
Derivative liability fair value	$(1,833)	$(1,208)
Cash pledged to collateralize net unrealized losses with counterparties (1)	$1,836	$1,813
Aggregate fair value of assets needed to settle the instruments immediately (if the credit risk-related contingent features were triggered)	$1,868	$1,245

(1)	No other collateral was required to be pledged.

Hedge Ineffectiveness and Gains Recognized

(Dollar amounts in thousands)

	Years ended December 31,
	2010	2009	2008
Net hedge ineffectiveness recognized in noninterest income:
Change in fair value of swaps	$(588)	$1,383	$(2,227)
Change in fair value of hedged items	585	(1,389)	2,230

Net hedge ineffectiveness (1)	$(3)	$(6)	$3

Gains recognized in net interest income (2)	$-	$120	$125

(1)

Included in other noninterest income in the Consolidated Statements of Income. No gains or losses were recognized related to components of derivative instruments that were excluded from the assessment of hedge ineffectiveness during 2010, 2009, or 2008.

(2)

The gain represents the fair value on discontinued fair value hedges in connection with our subordinated fixed rate debt that were being amortized through earnings over the remaining life of the hedged item (debt). In addition to these amounts, interest accruals on fair value hedges are also reported in net interest income.

Derivative instruments are inherently subject to credit risk. Credit risk occurs when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized gains in agreements, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards for all activities with credit risk. Under Company policy, credit exposure to any single counterparty cannot exceed 2.5% of stockholders’ equity. In addition, the Company established bilateral collateral agreements with its primary derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains above an agreed-upon minimum threshold. In determining the amount of collateral required, gains and losses are netted on derivative instruments with the same counterparty. On December 31, 2010, these collateral agreements covered 100% of the fair value of the Company’s outstanding interest rate swaps. Net losses with counterparties must be collateralized with either cash or U.S. government and U.S. government-sponsored agency securities. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

As of December 31, 2010 and December 31, 2009, all of the Company’s derivative instruments contained provisions that require the Company’s debt to remain above a certain credit rating by each of the major credit rating agencies. If the Company’s debt were to fall below that credit rating, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. For the year ended December 31, 2010, the Company was not in violation of these provisions.

The Company’s derivative portfolio also includes derivative instruments not designated in a hedge relationship consisting of commitments to originate real estate 1-4 family mortgage loans and foreign exchange contracts. The amount of these items was not material for any period presented. The Company had no other derivative instruments as of December 31, 2010 or December 31, 2009. The Company does not enter into derivative transactions for purely speculative purposes.

21.    COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

Credit Extension Commitments and Guarantees

In the normal course of business, the Company enters into a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers and to conduct lending activities. These instruments include commitments to extend credit and standby and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.

Contractual or Notional Amounts of Financial Instruments

(Dollar amounts in thousands)

	December 31,
	2010	2009
Commitments to extend credit:
Home equity lines	$275,826	$272,290
Credit card lines	26,376	12,443
1-4 family real estate construction	26,682	41,436
Commercial real estate	175,608	190,573
Commercial and industrial	553,168	539,304
Overdraft protection program (1)	169,824	-
All other commitments	97,299	117,572

Total commitments	$1,324,783	$1,173,618

Letters of credit:
1-4 family real estate construction	$10,551	$17,152
Commercial real estate	54,896	53,534
All other	74,594	71,738

Total letters of credit	$140,041	$142,424

Unamortized fees associated with letters of credit (2)(3)	$696	$755
Remaining weighted-average term (in months)	12.2	14.7
Remaining lives, in years	0.1 to 9.5	0.2 to 5.6

Recourse on assets securitized:
Unpaid principal balance of assets securitized	$7,424	$8,132
Cap on recourse obligation	$2,208	$2,208
Carrying value of recourse obligation (2)	$148	$148

(1)

The Federal Reserve has amended its regulation regarding electronic fund transfers effective July 1, 2010. The new regulation requires consumers to opt in, or affirmatively consent, to the institution’s overdraft service for automated teller machine and one-time debit card transactions before overdraft fees may be assessed on the account. Consumers are now provided a specific line for the amount they may overdraw.

(2)	Included in other liabilities in the Consolidated Statements of Financial Condition.
(3)	The Company will amortize these amounts into income over the commitment period.

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements.

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

In the event of a customer’s nonperformance, the Company’s credit loss exposure is equal to the contractual amount of those commitments. The credit risk is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. The Company uses the same credit policies in making credit commitments as it does for on-balance sheet loans and minimizes exposure to credit loss through various collateral requirements.

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral including real estate, production plants and property, marketable securities, or cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in 2004, the Company is contractually obligated to repurchase at recorded value any non-performing loans, defined as loans past due greater than 90 days. According to the securitization agreement, the Company’s recourse obligation will end on November 30, 2011.

Repurchases and Charge-Offs of Recourse Loans

(Dollar amounts in thousands)

	Years ended December 31,
	2010	2009	2008
Recourse loans repurchased during the year	$241	$767	$992
Recourse loans charged-off during the year	174	73	41

Legal Proceedings

As of December 31, 2010, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of December 31, 2010.

22.    VARIABLE INTEREST ENTITIES

A VIE is a partnership, limited liability company, trust, or other legal entity that does not have sufficient equity to finance its activities without additional subordinated financial support from other parties, or whose investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are: (i) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (ii) the obligation to absorb the expected losses of an entity, if they occur; and (iii) the right to receive the expected residual returns of the entity, if they occur.

GAAP requires VIEs to be consolidated by the party that has both (i) the ability to direct the VIE’s activities that most impact the entity’s economic performance and (ii) who is exposed to a majority of the VIE’s expected losses and/or residual returns (i.e., meets the definition of the primary beneficiary). The following table summarizes the VIEs in which the Company has an interest and discusses the application of the accounting treatment applied for these VIEs.

	December 31, 2010			December 31, 2009
	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss
First Midwest Capital Trust I (“FMCT I”):
Principal balance of debentures issued by the Company		$87,273	$87,273		$87,270	$87,270
Related interest receivable		506	506		506	506

Total FMCT I assets	1	$87,779	87,779	1	$87,776	$87,776

Interest in trust-preferred capital securities issuances	1	$32	$31	3	$95	$198
Investment in low-income housing tax credit partnerships	12	$5,167	$4,843	12	$5,167	$4,772

The Company owns 100% of the common stock of a business trust that was formed in November 2003 to issue trust-preferred securities to third party investors (the “trust”). The trust issued preferred securities and common stock and used the proceeds to purchase debentures issued by the Company. The trust’s only assets as of December 31, 2010 and 2009 were the principal balance of the debentures and the related interest receivable. The trust meets the definition of a VIE, but the Company is not the primary beneficiary of the trust. Accordingly, the trust is not consolidated in the Company’s financial statements. The subordinated debentures issued by the Company to the trust are included in the Company’s Consolidated Statements of Financial Condition as “Subordinated debt.”

The Company holds interests in trust-preferred capital securities issuances. Although these investments may meet the definition of a VIE, the Company is not the primary beneficiary. The Company accounts for its interest in these investments as available-for-sale securities.

The Company has limited partner interests in low-income housing tax credit partnerships and limited liability corporations, which were acquired at various times from 1997 to 2004. These entities meet the definition of a VIE. Since the Company is not the primary beneficiary of the entities, it accounts for its interests in these partnerships/LLCs using the cost method. The carrying amount of the Company’s investment in these partnerships is included in other assets in the Consolidated Statements of Financial Condition.

23.    FAIR VALUE

The Company measures, monitors, and discloses certain of its assets and liabilities at fair value in accordance with fair value accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is used on a recurring basis to account for trading securities, securities available-for-sale, mortgage servicing rights, derivative assets, and derivative liabilities and on an annual basis to disclose the fair value of pension plan assets. In addition, fair value is used on a non-recurring basis to apply lower-of-cost-or-market accounting to OREO; to evaluate assets or liabilities for impairment, including collateral-dependent impaired loans, goodwill, and other intangibles; and for disclosure purposes.

Depending upon the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels based on the observability of the inputs. The three levels of the fair value hierarchy are defined as follows:

•	Level 1 - Unadjusted quoted prices for identical assets or liabilities traded in active markets.

•

Level 2 - Observable inputs other than level 1 prices, such as quoted prices for similar instruments; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The categorization of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are recognized on the actual date of circumstance that resulted in the transfer. There have been no transfers of assets or liabilities between levels 1 and 2 of the fair value hierarchy during the periods presented.

Assets and Liabilities Measured at Fair Value

The following table provides the hierarchy level and fair value for each class of assets and liabilities measured at fair value.

Fair Value Measurements

(Dollar amounts in thousands)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities:
Money market funds	$1,196	$-	$-	$1,196
Mutual funds	14,086	-	-	14,086

Total trading securities	15,282	-	-	15,282

Securities available-for-sale:
U.S. agency securities	-	17,886	-	17,886
Collateralized residential mortgage obligations	-	379,589	-	379,589
Other residential mortgage-backed securities	-	106,451	-	106,451
Municipal securities	-	503,991	-	503,991
CDOs	-	-	14,858	14,858
Corporate debt securities	-	32,345	-	32,345
Hedge fund investment	-	1,683	-	1,683
Other equity securities	38	961	-	999

Total securities available-for-sale	38	1,042,906	14,858	1,057,802

Mortgage servicing rights (1)	-	-	942	942

Total assets	$15,320	$1,042,906	$15,800	$1,074,026

Liabilities:
Derivative liabilities (1)	$-	$1,833	$-	$1,833

Assets measured at fair value on an annual basis
Pension plan assets:
Mutual funds (2)	$8,995	$-	$-	$8,995
U.S. government and government agency securities	2,670	4,950	-	7,620
Corporate bonds	-	10,500	-	10,500
Common stocks	16,155	-	-	16,155
Common trust funds	-	11,443	-	11,443

Total pension plan assets	$27,820	$26,893	$-	$54,713

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (3)	$-	$-	$125,258	$125,258
OREO (4)	-	-	60,767	60,767

Total assets	$-	$-	$186,025	$186,025

Refer to the following page for footnotes.

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities:
Money market funds	$1,763	$-	$-	$1,763
Mutual funds	12,473	-	-	12,473

Total trading securities	14,236	-	-	14,236

Securities available-for-sale:
U.S. agency securities	-	756	-	756
Collateralized residential mortgage obligations	-	307,921	-	307,921
Other residential mortgage-backed securities	-	249,282	-	249,282
Municipal securities	-	651,680	-	651,680
CDOs	-	-	11,728	11,728
Corporate debt securities	-	37,551	-	37,551
Hedge fund investment	-	1,426	-	1,426
Other equity securities	2,646	3,770	-	6,416

Total securities available-for-sale	2,646	1,252,386	11,728	1,266,760

Mortgage servicing rights (2)	-	-	1,238	1,238

Total assets	$16,882	$1,252,386	$12,966	$1,282,234

Liabilities:
Derivative liabilities (1)	$-	$1,208	$-	$1,208

Assets and liabilities measured at fair value on an annual basis
Pension plan assets:
Mutual funds (2)	$4,737	$-	$-	$4,737
U.S. government and government agency securities	3,726	5,446	-	9,172
Corporate bonds	-	10,830	-	10,830
Common stocks	14,006	-	-	14,006
Common trust funds	-	12,288	-	12,288

Total pension plan assets	$22,469	$28,564	$-	$51,033

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (3)	$-	$-	$120,549	$120,549
OREO (4)	-	-	66,118	66,118

Total assets	$-	$-	$186,667	$186,667

(1)	Mortgage servicing rights are included in other assets, and derivative liabilities are included in other liabilities in the Consolidated Statements of Financial Condition.
(2)	Includes mutual funds, money market funds, cash, cash equivalents, and accrued interest.
(3)	Represents the carrying value of loans for which adjustments are based on the appraised or market-quoted value of the collateral, net of selling costs.
(4)	Represents the estimated fair value, net of selling costs, based on appraised value and includes covered OREO.

Valuation Methodology

The following describes the valuation methodologies used by the Company for assets and liabilities measured at fair value.

Trading Securities - Trading securities represent diversified investment securities held in a rabbi trust. The trading securities held in the trust are invested in money market and mutual funds. The fair value of trading securities invested in money market and mutual funds is based on quoted market prices in active exchange markets and classified in level 1 of the fair value hierarchy. All trading securities are reported at fair value, with unrealized gains and losses included in noninterest income.

Securities Available-for-Sale - Securities available-for-sale are primarily fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted prices in active markets obtained from external pricing services or dealer market participants. The Company has evaluated the methodologies used by its external pricing services to develop the fair values to determine whether such valuations are representative of an exit price in the Company’s principal markets. Examples of such securities measured at fair value are U.S. agency securities, municipal bonds, CMOs, and other mortgage-backed securities. These securities are generally classified in level 2 of the fair value hierarchy. In certain cases, where there is limited market activity or less transparent inputs to the valuation, securities are classified in level 3. For instance, in the valuation of certain collateralized mortgage and debt obligations, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates.

The Company’s CMOs and other mortgage-backed securities are classified in level 2 of the fair value hierarchy. Their fair value is based on quoted market prices obtained from external pricing services or dealer market participants where trading in an active market exists. Substantially all of these securities are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises.

	Collateralized Mortgage Obligations	Other Mortgage- Backed Securities
Weighted-average coupon rate	5.1%	5.3%
Weighted-average maturity (in years)	2.5	3.9
Information on underlying residential mortgages:
Origination dates	2000 to 2010	2000 to 2010
Weighted-average coupon rate	5.4%	5.8%
Weighted-average maturity (in years)	8.3	7.7

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

Carrying Value of Level 3 Securities Available-for-Sale

(Dollar amounts in thousands)

	Years Ended December 31,
	2010	2009			2008
	Collateralized Debt Obligations	Other Mortgage- Backed Securities	Collateralized Debt Obligations	Total	Mortgage- Backed Securities	Collateralized Debt Obligations	Total
Balance at beginning of year	$11,728	$16,632	$42,086	$58,718	$28,866	$81,630	$110,496
Total income (losses):
Included in earnings: (1)
Non-cash credit impairment	(4,664)	-	(24,509)	(24,509)	-	(34,844)	(34,844)
Gain on sale of security	-	-	-	-	-	1,507	1,507
Included in other comprehensive income (loss)	7,794	566	(5,834)	(5,268)	132	(4,366)	(4,234)
Principal paydowns and accretion	-	(1,592)	(15)	(1,607)	(1,716)	(1,841)	(3,557)
Transfers out of Level 3 (2)	-	(15,606)	-	(15,606)	(10,650)	-	(10,650)

Balance at end of year	$14,858	$-	$11,728	$11,728	$16,632	$42,086	$58,718

Change in unrealized losses recognized in earnings relating to securities still held at end of period	$(4,664)	$-	$(24,509)	$(24,509)	$-	$34,844	$34,844

(1)	Included in securities gains (losses), net in the Consolidated Statements of Income and related to securities still held at the end of the year.
(2)

The transfers out of level 3 represent securities that were manually priced using broker quotes (a level 3 input) at the beginning of the period, but valued by an external pricing service (a level 2 input) at the end of the year.

Mortgage Servicing Rights - In 2009, the Company securitized $25.7 million of 1-4 family mortgages, converting the loans into mortgage-backed securities issued through the Federal National Mortgage Association. The Company retained servicing responsibilities for the mortgages supporting these securities and collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. The Company also services loans from prior securitizations and loans for which the servicing was acquired as part of a 2006 bank acquisition. The Company has no recourse for credit losses on the loans securitized in 2009 or the loans previously serviced by the acquired bank, but retains limited recourse for credit losses on $7.4 million of loans securitized during 2004. For a discussion of the recourse obligation, refer to Note 21, “Commitments, Guarantees, and Contingent Liabilities.”

The Company records its mortgage servicing rights at fair value in other assets in the Consolidated Statements of Financial Condition. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the present value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights at December 31, 2010 included prepayment speeds, maturities, and discount rates. While market-based data is used to determine the assumptions, the Company incorporates its own estimates of the assumptions market participants would use in determining the fair value of mortgage servicing rights, which results in a level 3 classification in the fair value hierarchy.

Carrying Value of Mortgage Servicing Rights

(Dollar amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$1,238	$1,461	$1,877
New servicing assets	-	237	-
Total losses included in earnings (1):
Due to changes in valuation inputs and assumptions (2)	(28)	(145)	(90)
Other changes in fair value (3)	(268)	(315)	(326)

Balance at end of year	$942	$1,238	$1,461

Key economic assumptions used in measuring fair value, at end of year:
Weighted-average prepayment speed	17.3%	20.1%	14.2%
Weighted-average discount rate	11.5%	11.4%	11.5%
Weighted-average maturity, in months	202.2	210.7	216.3
Contractual servicing fees earned during the year (1)	$301	$324	$388
Total amount of loans being serviced for the benefit of others, at end of year (4)	$114,720	$123,842	$130,684

(1)	Included in other service charges, commissions, and fees in the Consolidated Statements of Income and relate to assets still held at the end of the year.
(2)	Principally reflects changes in prepayment speed assumptions.
(3)	Primarily represents changes in expected cash flows over time due to payoffs and paydowns.
(4)	These loans are serviced for and owned by third parties and are not included in the Consolidated Statements of Financial Condition.

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

Pension Plan Assets - Mutual funds, money market funds, U.S. Treasury securities, and common stocks are based on quoted market prices in active exchange markets and classified in level 1 of the fair value hierarchy. Corporate bonds and U.S. government agency securities are valued at quoted prices from independent sources that are based on observable market trades or observable prices for similar bonds where a price for the identical bond is not observable and, therefore, are classified as level 2 in the fair value hierarchy. Common trust funds are valued at quoted redemption values on the last business day of the Plan’s year end and are classified as level 2 in the fair value hierarchy.

Collateral-Dependent Impaired Loans - The carrying value of impaired loans is disclosed in Note 6, “Past Due Loans, Allowance for Credit Losses, and Impaired Loans.” The Company does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded in the form of specific reserves or charge-offs on these loans to reflect (i) specific reserves or partial write-downs that are based on the current appraised value of the underlying collateral or (ii) the full charge-off of the loan’s carrying value. The fair value adjustments are primarily determined by current appraised values of underlying collateral, net of estimated selling costs. For collateral-dependent impaired loans, new appraisals are required every six months for construction loans, and annually for all other commercial real estate loans. In limited circumstances, such as cases of outdated appraisals, the appraised values may be reduced by a certain percentage depending on the specific facts and circumstances or an internal valuation may be used when the underlying collateral is located in areas where comparable sales data is limited, outdated, or unavailable. Accordingly, collateral-dependent impaired loans are classified in level 3 of the fair value hierarchy.

Other Real Estate Owned - OREO includes properties acquired through foreclosure in partial or total satisfaction of certain loans. Upon initial transfer into OREO, a current appraisal is required (less than six months old for residential and commercial land and less than one year old for all other commercial property). Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the current appraised value of the properties less estimated selling costs. Fair value assumes an orderly disposition except where a specific disposition strategy is expected, which would require the use of other appraised values such as forced liquidation or as-completed/stabilized values.

In certain circumstances, the current appraised value may not represent an accurate measurement of the property’s current fair value due to imprecision, subjectivity, outdated market information, or other factors. In these cases, the fair value is determined based on the lower of the (i) current appraised value, (ii) internal valuation, (iii) current listing price, or (iv) signed sales contract. Any appraisal that is greater than twelve months old is adjusted to account for estimated declines in the real estate market until an updated appraisal can be obtained. Given these valuation methods, OREO is classified in level 3. Any write-downs in the carrying value of a property at the time of initial transfer into OREO are charged against the allowance for credit losses.

Subsequent to the initial transfer, periodic impairment analyses of OREO are performed and new appraisals are obtained annually unless circumstances warrant an earlier appraisal. Quarterly impairment analyses take into consideration current real estate market trends and adjustments to listing prices. Any write-downs of the properties subsequent to initial transfer, as well as gains or losses on disposition and income or expense from the operations of OREO, are recognized in operating results in the period in which they occur.

Fair Value Measurements Recorded for

Assets Measured at Fair Value on a Non-Recurring Basis

(Dollar amounts in thousands)

	Year Ended December 31, 2010
	Collateral- Dependent Impaired Loans	Other Real Estate Owned
Write-downs charged to allowance for loan losses	$119,321	$-
Write-downs charged to earnings	-	23,367

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

Goodwill and other intangible assets are subject to impairment testing, which requires a significant degree of management judgment. Goodwill is tested at least annually for impairment or more often if events or circumstances between annual tests indicate that there may be impairment. The testing was performed by comparing the carrying value of goodwill with our anticipated discounted future cash flows.

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

The annual impairment tests of goodwill and other intangible assets performed as of October 1, 2010 for goodwill and November 30, 2010 for other intangible assets did not indicate that any impairment charges were required.

If the testing had resulted in impairment, the Company would have classified goodwill and other intangible assets subjected to nonrecurring fair value adjustments as level 3. Additional information regarding goodwill, other intangible assets, and impairment policies can be found in Note 8, “Goodwill and Other Intangible Assets.”

Fair Value Disclosure of Other Assets and Liabilities

GAAP requires disclosure of the estimated fair values of certain financial instruments, both assets and liabilities, on and off-balance sheet, for which it is practical to estimate the fair value. Since the estimated fair values provided herein exclude disclosure of the fair value of certain other financial instruments and all non-financial instruments, any aggregation of the estimated fair value amounts presented would not represent the underlying value of the Company. Examples of non-financial instruments having significant value include the future earnings potential of significant customer relationships and the value of the Company’s trust division operations and other fee-generating businesses. In addition, other significant assets including premises, furniture, and equipment and goodwill are not considered financial instruments and, therefore, have not been valued.

Various methodologies and assumptions have been utilized in management’s determination of the estimated fair value of the Company’s financial instruments, which are detailed below. The fair value estimates are made at a discrete point in time based on relevant market information. Since no market exists for a significant portion of these financial instruments, fair value estimates are based on judgments regarding future expected economic conditions, loss experience, and risk characteristics of the financial instruments. These estimates are subjective, involve uncertainties, and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Loans, net of Allowance for Loan Losses - The fair value of loans is estimated using present value techniques by discounting the future cash flows of the remaining maturities of the loans, and prepayment assumptions were considered based on historical experience and current economic and lending conditions. The discount rate was based on the LIBOR yield curve, with rate adjustments for liquidity and credit risk. The primary impact of credit risk on the fair value of the loan portfolio, however, was accommodated through the use of the allowance for loan losses, which is believed to represent the current fair value of estimated inherent losses for purposes of the fair value calculation.

Covered Loans (included in Loans, net of Allowance for Loan Losses) - The fair value of the covered loan portfolio is determined by discounting the expected cash flows at a market interest rate based on certain input assumptions. The market interest rate (discount rate) is derived from LIBOR swap rates over the expected weighted-average life of the asset. The expected cash flows are based on contractual terms and default timing assumptions.

FDIC Indemnification Asset - The fair value of the FDIC indemnification asset is calculated by discounting the cash flows expected to be received from the FDIC. These cash flows are estimated by multiplying expected losses by the reimbursement rates set forth in the FDIC Agreements.

Investment in Bank Owned Life Insurance - The fair value of investments in bank owned life insurance is based on each policy’s respective cash surrender value.

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

Financial Instruments

(Dollar amounts in thousands)

	December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$102,495	$102,495	$101,177	$101,177
Federal funds sold and other short-term investments	483,281	483,281	26,202	26,202
Mortgages held-for-sale	236	236	-	-
Trading account securities	15,282	15,282	14,236	14,236
Securities available-for-sale	1,057,802	1,057,802	1,266,760	1,266,760
Securities held-to-maturity	81,320	82,525	84,182	84,496
Loans, net of allowance for loan losses	5,332,628	5,326,741	5,204,757	5,187,917
FDIC indemnification asset	88,981	88,981	67,945	67,945
Accrued interest receivable	29,953	29,953	32,600	32,600
Investment in bank owned life insurance	197,644	197,644	197,962	197,962

Financial Liabilities:
Deposits	$6,511,476	$6,512,626	$5,885,279	$5,884,345
Borrowed funds	303,974	306,703	691,176	697,088
Subordinated debt	137,744	122,261	137,735	116,845
Accrued interest payable	4,557	4,557	5,108	5,108
Derivative liabilities	1,833	1,833	1,208	1,208
Standby letters of credit	696	696	755	755

24.    SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental Disclosures to the Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
Income taxes (refunded) paid	$(7,676)	$(1,378)	$20,800
Interest paid to depositors and creditors	50,069	95,661	168,903
Dividends declared but unpaid	742	549	10,953
Non-cash transfers of securities available-for-sale to securities held-to-maturity	5,120	-	-
Non-cash transfer of securities available-for-sale to other assets	2,744	-	-
Non-cash transfers of loans to OREO	76,804	79,430	27,342
Non-cash transfer of loans to securities available-for-sale	-	25,742	-
Non-cash exchange of non-performing loans for performing loans	19,088	-	-
Non-cash transfers of OREO to premises, furniture, and equipment	9,455	6,860	-
Issuance of common stock in exchange for the extinguishment of subordinated debt	-	57,966	-

25.    RELATED PARTY TRANSACTIONS

The Company, through the Bank, has made loans and had transactions with certain of its directors and executive officers. However, all such loans and transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectability or present other unfavorable features. The Securities and Exchange Commission has determined that, with respect to the Company and its significant subsidiaries, disclosure of borrowings by directors and executive officers and certain of their related interests should be made if the loans are greater than 5% of stockholders’ equity, in the aggregate. These loans totaled $927,000 at December 31, 2010 and $1.0 million at December 31, 2009 and were not greater than 5% of stockholders’ equity at either December 31, 2010 or 2009.

26.    CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company.

Statements of Financial Condition

(Parent Company only)

(Dollar amounts in thousands)

	December 31,
	2010	2009
Assets
Cash and interest-bearing deposits	$51,442	$141,941
Investment in and advances to subsidiaries	1,173,342	908,836
Goodwill	10,358	10,358
Other assets	35,582	39,598

Total assets	$1,270,724	$1,100,733

Liabilities and Stockholders’ Equity
Subordinated debt	$137,744	$137,735
Accrued expenses and other liabilities	20,935	21,477
Stockholders’ equity	1,112,045	941,521

Total liabilities and stockholders’ equity	$1,270,724	$1,100,733

Statements of Income

(Parent Company only)

(Dollar amounts in thousands)

	Years ended December 31,
	2010	2009	2008
Income
Dividends from subsidiaries	$-	$750	$-
Interest income	518	1,596	1,330
Gains on early extinguishment of debt	-	15,258	-
Securities transactions and other	1,950	3,157	(5,155)

Total income	2,468	20,761	(3,825)

Expenses
Interest expense	9,124	13,592	14,969
Salaries and employee benefits	11,056	8,308	1,732
Other expenses	6,178	4,715	4,688

Total expenses	26,358	26,615	21,389

Loss before income tax benefit and equity in undistributed income (loss) of subsidiaries	(23,890)	(5,854)	(25,214)
Income tax benefit	9,388	2,617	8,916

Loss before undistributed income (loss) of subsidiaries	(14,502)	(3,237)	(16,298)
Equity in undistributed income (loss) of subsidiaries	4,818	(22,513)	65,634

Net (loss) income	(9,684)	(25,750)	49,336
Preferred dividends	(10,299)	(10,265)	(712)
Net loss (income) applicable to non-vested restricted shares	266	464	(142)

Net (loss) income applicable to common shares	$(19,717)	$(35,551)	$48,482

Statements of Cash Flows

(Parent Company only)

(Dollar amounts in thousands)

	Years ended December 31,
	2010	2009	2008
Operating Activities
Net (loss) income	$(9,684)	$(25,750)	$49,336
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in undistributed (income) loss of subsidiaries	(4,818)	22,513	(65,634)
Depreciation of premises, furniture, and equipment	10	8	8
Net losses on securities	110	-	-
Gains on early extinguishment of debt	-	(15,258)	-
Net losses on sales of fixed assets	-	-	2
Share-based compensation expense	5,638	3,516	3,771
Tax benefit related to share-based compensation	350	581	1,370
Net decrease (increase) in other assets	4,053	(10,370)	17,618
Net decrease in other liabilities	(263)	(9,850)	(9,732)

Net cash used in operating activities	(4,604)	(34,610)	(3,261)

Investing Activities
Purchases of securities available-for-sale	-	(1,050)	-
Proceeds from sales of securities available-for-sale	16	800	-
Purchase of premises, furniture, and equipment, net of sales	(96)	(15)	(15)
Capital injection into subsidiary bank	(100,000)	-
Capital injection into non-bank subsidiary	(750)	-	-
Purchase of non-performing assets from subsidiary bank (1)	(168,088)	-

Net cash used in investing activities	(268,918)	(265)	(15)

Financing Activities
Payments for the retirement of subordinated debt	-	(19,400)	-
Proceeds from the issuance of preferred stock	-	-	193,000
Proceeds from the issuance of common stock	196,035	-	-
Purchases of treasury stock	-	-	(138)
Cash dividends paid	(12,422)	(12,423)	(60,298)
Exercise of stock options and restricted stock activity	(401)	(379)	245
Excess tax expense related to share-based compensation	(189)	(177)	(37)

Net cash provided by (used in) financing activities	183,023	(32,379)	132,772

Net (decrease) increase in cash and cash equivalents	(90,499)	(67,254)	129,496
Cash and cash equivalents at beginning of year	141,941	209,195	79,699

Cash and cash equivalents at end of year	$51,442	$141,941	$209,195

(1)	These assets were transferred to Catalyst in the form of a capital injection.

27.    SUBSEQUENT EVENTS

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2010 through the date its consolidated financial statements were issued. Based on the evaluation, management does not believe any subsequent events have occurred that would require further disclosure or adjustment to the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective based on the specified criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2010, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Midwest Bancorp, Inc.

We have audited First Midwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Midwest Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, First Midwest Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Midwest Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of First Midwest Bancorp, Inc. and our report dated March 1, 2011 expressed an unqualified opinion thereon.

Chicago, Illinois

March 1, 2011

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company’s executive officers are elected annually by the Company’s Board of Directors, and the Bank’s executive officers are elected annually by the Bank’s Board of Directors. Certain information regarding the Company’s and the Bank’s executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since

Michael L. Scudder (50)	President and Chief Executive Officer of the Company since 2008 and Vice Chairman of the Bank’s Board of Directors and Chief Executive Officer of the Bank since 2010. Previously, since 2007, Mr. Scudder served as the Company’s President and Chief Operating Officer as well as Group Executive Vice President of the Bank, before which he served as the Company’s Executive Vice President and Chief Financial Officer of the Company and Group Executive Vice President and Chief Financial Officer of the Bank.	2002

Kent S. Belasco (60)	Executive Vice President and Chief Information Officer of the Bank.	2004

Victor P. Carapella (61)	Executive Vice President and Commercial Banking Group Manager of the Bank since 2008; prior thereto, Sales Manager.	2008

Paul F. Clemens (58)	Executive Vice President and Chief Financial Officer of the Company; prior thereto, Senior Vice President, Chief Accounting Officer, and Principal Accounting Officer of the Company.	2006

Robert P. Diedrich (47)	President of the Trust Division of First Midwest Bank.	2004

James P. Hotchkiss (54)	Executive Vice President and Treasurer of the Bank.	2004

Michael J. Kozak (59)	Executive Vice President and Chief Credit Officer of the Bank.	2004

David D. Kullander (56)	Executive Vice President and Bank Operations Director of the Bank; prior thereto, Operations Manager of the Bank.	2007

Cynthia A. Lance (42)	Executive Vice President and Corporate Secretary since 2007; prior thereto, Assistant General Counsel of CBOT Holdings, Inc. and NYSE Group, Inc. and corporate attorney for Sonnenschein, Nath & Rosenthal.	2007

Kevin L. Moffitt (51)	Executive Vice President and Audit Services Director of the Company since 2009; prior thereto, Vice President and Head of Internal Audit at Nuveen Investments, Inc. since 2007; and prior thereto, Group Senior Vice President and Compliance Regional Chief Operating Officer of ABN AMRO North America, Inc.	2009

Janet M. Viano (55)	Group President, Retail Banking of the Bank.	2002

Stephanie R. Wise (43)	Executive Vice President, Business and Institutional Services.	2004

Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, will be in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on May 18, 2011, which will be filed within 120 days of the end of our fiscal year ended December 31, 2010 (the “2011 Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation will be in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2011 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth information, as of December 31, 2010, relating to equity compensation plans of the Company pursuant to which options, restricted stock, restricted stock units, or other rights to acquire shares may be granted from time to time.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders (1)	2,492,264	$32.23	2,364,952
Not approved by security holders (2)	5,170	17.76	-

Total	2,497,434	$32.20	2,364,952

(1)

Includes all outstanding options and awards under the Company’s Omnibus Stock and Incentive Plan and the Non-Employee Directors’ Stock Plan (the “Plans”), including a special CEO award issued in 2008. Additional information and details about the Plans are also disclosed in Notes 1 and 17 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

(2)	Represents shares underlying deferred stock units credited under the Company’s Nonqualified Retirement Plan (“NQ Plan”), payable on a one-for-one basis in shares of the Company’s common stock.

The NQ Plan is a defined contribution deferred compensation plan under which participants are credited with deferred compensation equal to contributions and benefits that would have accrued to the participant under the Company’s tax-qualified plans, but for limitations under the Internal Revenue Code, and to amounts of salary and annual bonus that the participant has elected to defer. Participant accounts are deemed to be invested in separate investment accounts under the NQ Plan, with similar investment alternatives as those available under the Company’s tax-qualified savings and profit sharing plan, including an investment account deemed invested in shares of Company common stock. The accounts are adjusted to reflect the investment return related to such deemed investments. Except for the 5,170 shares set forth in the table above, all amounts credited under the NQ Plan are paid in cash.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

	The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under Item 8, “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

	Report of Independent Registered Public Accounting Firm.	99

	Consolidated Statements of Financial Condition as of December 31, 2010 and 2009.	100

	Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008.	101

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009, and 2008.	102

	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008.	103

	Notes to Consolidated Financial Statements.	104

(a) (2)	Financial Statement Schedules

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

10.7

Restated First Midwest Bancorp, Inc. Nonqualified Stock Option-Gain Deferral Plan effective January 1, 2008 is incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

10.8

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

10.11

Form of Nonqualified Stock Option grant between the Company and directors of the Company pursuant to the First Midwest Bancorp, Inc. Non-Employee Directors Stock Option Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on May 12, 2008.

10.12

Form of Nonqualified Stock Option grant between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2008.

10.13

Form of Restricted Stock Unit grant between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

10.14

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

10.16

Form of TARP Compliant Restricted Share Agreement between the Company and its highly compensated executives is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.

10.17

Form of Indemnification Agreement executed between the Company and certain officers and directors of the Company is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2007.

10.18

Form of Class IA Employment Agreement is incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.

10.19

Form of Class II Employment Agreement is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.

10.20	Form of Class III Agreement is incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.

10.21	Form of Restricted Stock Unit grant between the Company and certain retirement-eligible officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan.

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

10.27

Omnibus Asset Servicing Agreement between the Company and Bayview Loan Servicing LLC dated November 23, 2009 is incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.

10.28	Summary of Executive Compensation.

10.29	Summary of Director Compensation.

11

Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per common share is included in Note 13 of the Company’s Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” on Form 10-K for the year ended December 31, 2010.

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

31.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

31.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

32.1 (1)

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

32.2 (1)

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101 (1)	Interactive Data File.

(1)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MIDWEST BANCORP, INC.

Registrant

By	/S/ MICHAEL L. SCUDDER
Michael L. Scudder
President, Chief Executive Officer, and Director

March 1, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on March 1, 2011.

Signatures

/S/ ROBERT P. O’MEARA Robert P. O’Meara	Chairman of the Board

/S/ MICHAEL L. SCUDDER Michael L. Scudder	President, Chief Executive Officer, and Director

/S/ PAUL F. CLEMENS Paul F. Clemens	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer

/S/ BARBARA A. BOIGEGRAIN Barbara A. Boigegrain	Director

/S/ BRUCE S. CHELBERG Bruce S. Chelberg	Director

/S/ JOHN F. CHLEBOWSKI, JR. John F. Chlebowski, Jr.	Director

/S/ JOSEPH W. ENGLAND Joseph W. England	Director

/S/ BROTHER JAMES GAFFNEY, FSC Brother James Gaffney, FSC	Director

/S/ PHUPINDER S. GILL Phupinder S. Gill	Director

/S/ PATRICK J. MCDONNELL Patrick J. McDonnell	Director

/S/ ELLEN A. RUDNICK Ellen A. Rudnick	Director

Signatures

/S/ MICHAEL J. SMALL Michael J. Small	Director

/S/ JOHN L. STERLING John L. Sterling	Director

/S/ J. STEPHEN VANDERWOUDE J. Stephen Vanderwoude	Director