Form 10-Q
period 2011-03-31
FIRST MIDWEST BANCORP INC
filed 2011-05-06
CIK 702325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________ FORM 10-Q (Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2011
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.
Commission File Number 0-10967 _______________ FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)
One Pierce Place, Suite 1500
Itasca, Illinois 60143-9768
(Address of principal executive offices) (zip code)

______________

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
As of May 6, 2011, there were 74,537,461 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

First Midwest Bancorp, Inc. (the “Company”) is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the greater Chicago metropolitan area as well as central and western Illinois and eastern Iowa. Our principal subsidiary is First Midwest Bank, which provides a broad range of commercial and retail banking services to consumer, commercial and industrial, and public or governmental customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions and may contain projections relating to our future financial performance including our growth strategies and anticipated trends in our business. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, you should refer to our Annual Report on Form 10-K for the year ended December 31, 2010 and the sections entitled “Risk Factors” in Part II Item 1A of this report and “Management’s Discussion and Analysis of Results of Operations,” as well as our subsequent periodic and current reports filed with the SEC. However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.

Since mid-2007 the financial services industry and the securities markets in general have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. While liquidity has improved and market volatility has generally lessened, the overall loss of investor confidence has brought a new level of risk to financial institutions in addition to the risks normally associated with competition and free market economies. The Company has attempted to list those risks in item 1A, “Risk Factors,” in its 2010 Annual Report on Form 10-K and consider them as it makes disclosures regarding forward-looking statements. Nevertheless, given the uncertain economic times, new risks and uncertainties may emerge quickly and unpredictably, and it is not possible to predict all risks and uncertainties. We cannot assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

PART 1. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)
			March 31, 2011	December 31, 2010
	Assets		(Unaudited)
	Cash and due from banks		$104,982	$102,495
	Interest-bearing deposits in other banks		421,478	483,281
	Trading securities, at fair value		16,227	15,282
	Securities available-for-sale, at fair value		1,057,758	1,057,802
	Securities held-to-maturity, at amortized cost		81,218	81,320
	Federal Home Loan Bank and Federal Reserve Bank stock, at cost		61,338	61,338
	Loans, excluding covered loans		5,095,543	5,100,560
	Covered loans		352,357	374,640
	Allowance for loan losses		(142,503)	(142,572)
	Net loans		5,305,397	5,332,628
	Other real estate owned (“OREO”), excluding covered OREO		33,863	31,069
	Covered OREO		28,871	29,698
	Federal Deposit Insurance Corporation (“FDIC”) indemnification asset		78,468	88,981
	Premises, furniture, and equipment		138,119	140,907
	Accrued interest receivable		30,721	29,953
	Investment in bank owned life insurance (“BOLI”)		197,889	197,644
	Goodwill and other intangible assets		290,135	291,383
	Other assets		198,524	203,192
	Total assets		$8,044,988	$8,146,973
	Liabilities
	Demand deposits		$1,346,698	$1,329,505
	Savings deposits		935,452	871,166
	NOW accounts		1,036,941	1,073,211
	Money market deposits		1,226,579	1,245,610
	Time deposits		1,874,224	1,991,984
	Total deposits		6,419,894	6,511,476
	Borrowed funds		273,342	303,974
	Subordinated debt		137,746	137,744
	Accrued interest payable and other liabilities		90,130	81,734
	Total liabilities		6,921,112	7,034,928
	Stockholders’ Equity
	Preferred stock		191,050	190,882
	Common stock		858	858
	Additional paid-in capital		422,405	437,550
	Retained earnings		794,569	787,678
	Accumulated other comprehensive loss, net of tax		(24,373)	(27,739)
	Treasury stock, at cost		(260,633)	(277,184)
	Total stockholders’ equity		1,123,876	1,112,045
	Total liabilities and stockholders’ equity		$8,044,988	$8,146,973
	March 31, 2011		December 31, 2010
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par Value	None	$0.01	None	$0.01
Shares authorized	1,000	100,000	1,000	100,000
Shares issued	193	85,787	193	85,787
Shares outstanding	193	74,543	193	74,096
Treasury shares	-	11,244	-	11,691
See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended March 31,
	2011	2010
Interest Income
Loans	$62,917	$64,480
Investment securities	9,865	13,952
Covered loans	7,822	2,962
Federal funds sold and other short-term investments	679	385
Total interest income	81,283	81,779
Interest Expense
Deposits	7,671	10,545
Borrowed funds	680	1,010
Subordinated debt	2,286	2,286
Total interest expense	10,637	13,841
Net interest income	70,646	67,938
Provision for loan losses	19,492	18,350
Net interest income after provision for loan losses	51,154	49,588
Noninterest Income
Service charges on deposit accounts	8,144	8,381
Trust and investment advisory fees	4,116	3,593
Other service charges, commissions, and fees	4,914	4,172
Card-based fees	4,529	3,893
BOLI income	252	248
Securities gains, net	540	3,057
Other income	1,722	977
Total noninterest income	24,217	24,321
Noninterest Expense
Salaries and wages	25,665	22,136
Retirement and other employee benefits	6,858	4,748
OREO expense, net	3,931	10,787
FDIC premiums	2,725	2,532
Net occupancy and equipment expense	9,103	8,168
Technology and related costs	2,623	2,483
Professional services	5,119	6,540
Other expenses	9,099	8,079
Total noninterest expense	65,123	65,473
Income before income tax expense	10,248	8,436
Income tax expense	30	355
Net income	10,218	8,081
Preferred dividends	(2,581)	(2,572)
Net income applicable to non-vested restricted shares	(140)	(81)
Net income applicable to common shares	$7,497	$5,428
Per Common Share Data
Basic earnings per common share	$0.10	$0.08
Diluted earnings per common share	$0.10	$0.08
Dividends declared per common share	$0.01	$0.01
Weighted-average common shares outstanding	73,151	70,469
Weighted-average diluted common shares outstanding	73,151	70,469
See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2010	54,793	$190,233	$670	$252,322	$810,626	$(18,666)	$(293,664)	$941,521
Comprehensive income (loss):
Net income	-	-	-	-	8,081	-	-	8,081
Other comprehensive loss (1):
Unrealized losses on securities	-	-	-	-	-	(212)	-	(212)
Total comprehensive income								7,869
Common dividends declared ($0.01 per common share)	-	-	-	-	(740)	-	-	(740)
Preferred dividends declared ($12.50 per preferred share)	-	-	-	-	(2,413)	-	-	(2,413)
Accretion on preferred stock	-	159	-	-	(159)	-	-	-
Issuance of common stock	18,818	-	188	196,197	-	-	-	196,385
Share-based compensation expense	-	-	-	1,419	-	-	-	1,419
Restricted stock activity	436	-	-	(15,188)	-	-	14,912	(276)
Treasury stock issued to benefit plans	(1)	-	-	(46)	-	-	49	3
Balance at March 31, 2010	74,046	$190,392	$858	$434,704	$815,395	$(18,878)	$(278,703)	$1,143,768
Balance at January 1, 2011	74,096	$190,882	$858	$437,550	$787,678	$(27,739)	$(277,184)	$1,112,045
Comprehensive income:
Net income	-	-	-	-	10,218	-	-	10,218
Other comprehensive income (1):
Unrealized gains on securities	-	-	-	-	-	3,366	-	3,366
Total comprehensive income								13,584
Common dividends declared ($0.01 per common share)	-	-	-	-	(746)	-	-	(746)
Preferred dividends declared ($12.50 per preferred share)	-	-	-	-	(2,413)	-	-	(2,413)
Accretion on preferred stock	-	168	-	-	(168)	-	-	-
Share-based compensation expense	-	-	-	1,625	-	-	-	1,625
Restricted stock activity	449	-	-	(16,760)	-	-	16,552	(208)
Treasury stock purchased for benefit plans	(2)	-	-	(10)	-	-	(1)	(11)
Balance at March 31, 2011	74,543	$191,050	$858	$422,405	$794,569	$(24,373)	$(260,633)	$1,123,876

(1) Net of taxes and reclassification adjustments.

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)
	Quarters Ended March 31,
	2011	2010
Net cash provided by operating activities	$52,953	$58,668
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	75,166	55,514
Proceeds from sales of securities available-for-sale	44,212	80,983
Purchases of securities available-for-sale	(115,792)	(24,287)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	2,516	14,403
Purchases of securities held-to-maturity	(2,414)	(15,664)
Purchase of Federal Reserve Bank stock	-	(3,000)
Net decrease (increase) in loans	2,019	(47,723)
Proceeds from claims on BOLI	7	9
Proceeds from sales of OREO	8,239	16,914
Purchases of premises, furniture, and equipment, net of proceeds from sales	(476)	(3,655)
Net cash provided by investing activities	13,477	73,494
Financing Activities
Net decrease in deposit accounts	(91,582)	(21,175)
Net decrease in borrowed funds	(30,632)	(304,013)
Proceeds from the issuance of common stock	-	196,385
Cash dividends paid	(3,155)	(2,962)
Restricted stock activity	(165)	(669)
Excess tax expense related to share-based compensation	(212)	(193)
Net cash used in financing activities	(125,746)	(132,627)
Net decrease in cash and cash equivalents	(59,316)	(465)
Cash and cash equivalents at beginning of period	585,776	127,379
Cash and cash equivalents at end of period	$526,460	$126,914
Supplemental Disclosures:
Non-cash transfers of loans to OREO	$12,433	$36,761
Non-cash transfer of loans held-for-investment to loans held-for-sale	$3,800	$-
Non-cash transfer of OREO to premises, furniture, and equipment	$-	$6,580
Dividends declared but unpaid	$746	$740

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated interim financial statements of First Midwest Bancorp, Inc. (the “Company”), a Delaware corporation, have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K (“2010 10-K”).

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company owns an interest in certain variable interest entities (“VIE”s) as described in Note 22, “Variable Interest Entities,” contained in the Company’s 2010 10-K. A VIE is a partnership, limited liability company, trust, or other legal entity that does not have sufficient equity to finance its activities without additional subordinated financial support from other parties, or whose investors lack certain characteristics associated with owning a controlling financial interest. The VIEs are not consolidated in the Company’s financial statements since the Company is not the primary beneficiary of any of the VIEs.

The accounting policies related to loans and the allowance for credit losses are presented below. For a summary of all other significant accounting policies, please refer to Note 1, “Summary of Significant Accounting Policies,” contained in the Company’s 2010 10-K.

Loans - Loans are carried at the principal amount outstanding, including certain net deferred loan origination fees. Loans held-for-sale are carried at the lower of aggregate cost or fair value and included in other assets in the Consolidated Statements of Condition. Interest income on loans is accrued based on principal amounts outstanding. Loan and lease origination fees, fees for commitments that are expected to be exercised, and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans or commitments as a yield adjustment. Fees related to standby letters of credit, whose ultimate exercise is remote, are amortized into fee income over the estimated life of the commitment. Other credit-related fees are recognized as fee income when earned.

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

Subsequent to the purchase date, increases in cash flows for purchased impaired loans over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized by recording a charge-off through the allowance for loan losses.

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

Commercial loans and loans secured by real estate are generally charged-off when deemed uncollectible. A loss is recorded at that time if the net realizable value can be quantified and it is less than the associated principal and interest outstanding. Consumer loans that are not secured by real estate are subject to mandatory charge-off at a specified delinquency date and are usually not classified as non-accrual prior to being charged-off. Closed-end consumer loans, which include installment, automobile, and single payment loans are generally charged-off in full no later than the end of the month in which the loan becomes 120 days past due.

Generally, purchased impaired loans are considered accruing loans. However, the timing and amount of future cash flows for some loans may not be reasonably estimable. Those loans would be classified as non-accrual loans and interest income would not be recognized until the timing and amount of the future cash flows could be reasonably estimated. As of March 31, 2011, the Company did not have any purchased impaired loans classified as non-accrual loans.

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

The Company does not accrue interest on any restructured loan unless and until it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a restructured loan is returned to accrual status assuming the loan is restructured at reasonable market terms (e.g., not at below market terms). However, the period could vary depending upon the individual facts and circumstances of the loan.

For a restructured loan to begin accruing interest, the borrower must demonstrate both some level of performance and the capacity to perform under the modified terms. A history of timely payments and adherence to financial covenants generally serve as sufficient evidence of the borrower’s performance. An evaluation of the borrower’s current creditworthiness is used to assess whether the borrower has the capacity to repay the loan under the modified terms. This evaluation includes an estimate of expected cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable. In accordance with industry regulation, restructured loans that have been returned to accrual status continue to be separately reported as restructured until after the calendar year in which the restructuring occurred if the loan was restructured at market rates and terms.

On occasion, the Company may also restructure a loan into two separate notes, and charge-off one of the restructured notes. If the borrower demonstrates an ongoing ability to comply with the restructured terms of the remaining loan, the restructured loan may be classified as an accruing loan. Otherwise, the remaining restructured loan would be placed on non-accrual status.

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

Certain impaired loans with balances under a specified threshold are not individually evaluated for impairment. For all other impaired loans, impairment is measured by estimating the value of the loan based on the present value of expected future cash flows discounted at the loan’s initial effective interest rate or the fair value of the underlying collateral less costs to sell, if repayment of the loan is collateral-dependent. The Company evaluates the collectability of both principal and interest when assessing the need for loss accrual. All impaired loans are included in non-performing assets. Purchased credit impaired loans are not reported as impaired loans provided that they continue to perform in accordance with expected cash flows.

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

The allowance for loan losses takes into consideration such internal and external qualitative factors as changes in the nature, volume, size, and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; current economic conditions that affect the borrower’s ability to pay; and other pertinent factors. Credit exposures deemed to be uncollectible are charged-off against the allowance for loan losses, while recoveries of amounts previously charged-off are credited to the allowance for loan losses. Additions to the allowance for loan losses are established through the provision for loan losses charged to expense. The amount charged to operating expense in any given period is dependent upon a number of factors including historic loan growth, changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the allowance for loan losses based on the methodology discussed below.

The allowance for loan losses consists of (i) specific reserves established for probable losses on individual loans for which the recorded investment in the loan exceeds the value of the loan, (ii) reserves based on historical credit loss experience for each loan category, and (iii) the impact of other internal and external qualitative factors.

The specific reserves component of the allowance for loan losses is based on a periodic analysis of impaired loans exceeding a fixed dollar amount where the internal credit rating is at or below a predetermined classification, as well as other loans regardless of internal credit rating that management believes are subject to a higher risk of loss. The value of the loan is measured based on the present value of expected future cash flows, discounted at the loan’s initial effective interest rate, or the fair value of the underlying collateral less costs to sell, if repayment of the loan is collateral-dependent. If the resulting amount is less than the recorded book value, the Company either establishes a valuation allowance (i.e., a specific reserve) as a component of the allowance for loan losses or charges-off the impaired balance if it determines that such amount is a confirmed loss.

The component of the allowance for loan losses based on historical credit loss experience is determined using a loss migration analysis that examines actual loss experience over a rolling 8-quarter period and, for corporate loans, the related internal rating of loans charged-off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The loss component based upon historical loss experience is then adjusted for management’s estimate of those losses inherent in the loan portfolio that have yet to be manifested in historical charge-off experience. Management takes into consideration many internal and external qualitative factors when estimating this adjustment, including:

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

The establishment of the allowance for credit losses involves a high degree of judgment and includes a level of imprecision given the difficulty of identifying all of the factors impacting loan repayment and the timing of when losses actually occur. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses is dependent upon a variety of factors beyond the Company’s control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation by regulatory authorities of loan classifications. While each component of the allowance for credit losses is determined separately, the entire balance is available for the entire loan portfolio.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Credit Quality and Allowance for Credit Losses Disclosures: In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires companies to provide more information about the credit risks inherent in its loan and lease portfolios and how management considers those credit risks in determining the allowance for credit losses. A company is required to disclose its accounting policies, the methods it uses to determine the components of the allowance for credit losses, and qualitative and quantitative information about the credit quality of its loan portfolio, such as aging information and credit quality indicators. Both new and existing disclosures are required, either by portfolio segment or class, based on how a company develops its allowance for credit losses and how it manages its credit exposure. The guidance is effective for all financing receivables, including loans and trade accounts receivables. However, short-term trade accounts receivables, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure requirements. For public companies, any period-end disclosure requirements were effective for periods ending on or after December 15, 2010. This disclosure is presented in Note 1, “Summary of Significant Accounting Policies,” and Note 6, “Past Due Loans, Allowance for Credit Losses, and Impaired Loans.” Any disclosures about activity that occurs during a reporting period, excluding disclosures related to troubled debt restructurings (“TDRs”), were effective for the Company beginning January 1, 2011 and included in Note 6, “Past Due Loans, Allowance for Credit Losses, and Impaired Loans.” Disclosures related to TDRs will be effective for the Company beginning with second quarter 2011. As this guidance affects only disclosures, the adoption of this guidance on December 31, 2010 for period-end disclosures, and on January 1, 2011 for intra-period activity did not impact the Company’s financial position, results of operations, or liquidity.

Clarification to Accounting for Troubled Debt Restructurings: In April 2011, the FASB issued guidance to clarify the accounting for TDRs. Given the recent economic downturn, many banks have seen an increase in the number of loan modifications. Diversity in practice exists in terms of identifying whether a loan modification qualifies as a TDR, such that the FASB was asked to provide guidance. This new guidance was developed to assist creditors in determining whether a loan modification meets the criteria to be considered a TDR, both for purposes of recording an impairment and for disclosure of TDRs. The guidance is effective for the Company beginning in second quarter 2011, and prior periods presented will be restated to apply this guidance to restructurings occurring on or after January 1, 2011. Since the new guidance applies primarily to disclosures, it is not expected to impact the Company’s financial position, results of operations, or liquidity.

Statement of Comprehensive Income: In April 2011, the FASB issued accounting guidance requiring companies to include a statement of comprehensive income as part of its interim and annual financial statements. The new guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate but consecutive statements. This approach represents a change from current GAAP, which allows companies to report other comprehensive income (“OCI”) and its components in the statement of shareholder’s equity. The guidance also allows companies to present OCI either net of tax with details in the notes or shown gross of tax (with tax effects shown parenthetically). The Company’s disclosure of OCI for the quarters ended March 31, 2011 and March 31, 2010 is presented in Note 8, “Comprehensive Income.” Under the new guidance, the information set forth in Note 8 would be shown in the new statement of comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011. Since the new guidance impacts disclosures only, it will not have an impact on the Company’s financial position, results of operations, or liquidity.

3.  SECURITIES

Securities available-for-sale are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders’ equity as a separate component of other comprehensive loss. Securities classified as held-to-maturity are securities management has the positive intent and ability to hold to maturity and are stated at cost. Trading securities are reported at fair value. Trading gains, net, represents changes in the fair value of the trading securities portfolio and are included as a component of noninterest income in the Consolidated Statements of Income.

Securities Portfolio
(Dollar amounts in thousands)

	March 31, 2011				December 31, 2010
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. agency securities	$12,929	$6	$(139)	$12,796	$18,000	$7	$(121)	$17,886
Collateralized residential mortgage obligations (“CMOs”)	403,010	2,885	(2,743)	403,152	377,692	4,261	(2,364)	379,589
Other residential mortgage-backed securities	96,523	5,479	(95)	101,907	100,780	5,732	(61)	106,451
Municipal securities	490,501	5,546	(8,097)	487,950	512,063	4,728	(12,800)	503,991
Collateralized debt obligations (“CDOs”)	49,695	-	(33,502)	16,193	49,695	-	(34,837)	14,858
Corporate debt securities	29,958	2,852	-	32,810	29,936	2,409	-	32,345
Equity securities:
Hedge fund investment	1,245	708	-	1,953	1,245	438	-	1,683
Other equity securities	895	108	(6)	997	889	110	-	999
Total equity securities	2,140	816	(6)	2,950	2,134	548	-	2,682
Total	$1,084,756	$17,584	$(44,582)	$1,057,758	$1,090,300	$17,685	$(50,183)	$1,057,802
Securities Held-to-Maturity
Municipal securities	$81,218	$698	$-	$81,916	$81,320	$1,205	$-	$82,525
Trading Securities (1)				$16,227				$15,282

(1)
Trading securities held by the Company represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock.

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	March 31, 2011
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$10,697	$10,086	$8,756	$8,831
One year to five years	139,177	131,220	25,281	25,498
Five years to ten years	121,270	114,337	14,446	14,571
After ten years	311,939	294,106	32,735	33,016
Collateralized residential mortgage obligations	403,010	403,152	-	-
Other residential mortgage-backed securities	96,523	101,907	-	-
Equity securities	2,140	2,950	-	-
Total	$1,084,756	$1,057,758	$81,218	$81,916

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in securities gains, net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

Securities Gains (Losses)
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2011	2010
Proceeds from sales	$44,212	$80,983
Gains (losses) on sales of securities:
Gross realized gains	$808	$5,820
Gross realized losses	(268)	-
Net realized gains on securities sales	540	5,820
Non-cash impairment charges (1)	-	(2,763)
Net realized gains	$540	$3,057
Income tax expense on net realized gains	$221	$1,192
Trading gains, net (2)	$744	$461

(1)	No portion of the other-than-temporary impairment charge was recognized in other comprehensive income during the periods presented.
(2)	All trading gains relate to trading securities still held as of March 31, 2011.

The non-cash impairment charges in the table above relate to other-than-temporary (“OTTI”) charges on CDOs. Accounting guidance requires that only the credit portion of an OTTI charge be recognized through income. In deriving the credit component of the impairment on the CDOs, projected cash flows were discounted at the contractual rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 125 basis points to LIBOR plus 160 basis points. Fair values are computed by discounting future projected cash flows at higher rates, ranging from LIBOR plus 1,200 basis points to LIBOR plus 1,300 basis points. The higher rates are used to account for other market factors such as liquidity. If a decline in fair value below carrying value is not attributable to credit loss and the Company does not intend to sell the security or believe it would not be more likely than not required to sell the security prior to recovery, the Company records the decline in fair value in other comprehensive loss.

Changes in the amount of credit losses recognized in earnings on CDOs and other securities are summarized in the following table.

Changes in Credit Losses Recognized in Earnings
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2011	2010
Balance at beginning of period	$35,756	$30,946
Credit losses included in earnings (1)
Losses recognized on securities that previously had credit losses	-	2,520
Losses recognized on securities that did not previously have credit losses	-	243
Balance at end of period	$35,756	$33,709

(1)	Included in securities gains, net in the Consolidated Statements of Income.

Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2011
U.S. agency securities	3	$7,031	$139	$-	$-	$7,031	$139
CMOs	22	156,854	2,386	10,850	357	167,704	2,743
Other residential mortgage- backed securities	8	5,798	64	477	31	6,275	95
Municipal securities	365	45,693	1,305	159,777	6,792	205,470	8,097
CDOs	6	-	-	16,193	33,502	16,193	33,502
Equity security	1	-	-	25	6	25	6
Total	405	$215,376	$3,894	$187,322	$40,688	$402,698	$44,582

As of December 31, 2010
U.S. agency securities	4	$9,096	$120	$-	$1	$9,096	$121
CMOs	19	131,056	1,727	7,843	637	138,899	2,364
Other residential mortgage- backed securities	5	6,084	51	159	10	6,243	61
Municipal securities	479	99,537	3,142	166,403	9,658	265,940	12,800
CDOs	6	-	-	14,858	34,837	14,858	34,837
Total	513	$245,773	$5,040	$189,263	$45,143	$435,036	$50,183

Approximately 98% of CMOs and other mortgage-backed securities are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority is supported by third-party insurance or some other form of credit enhancement. Management does not believe any individual unrealized loss as of March 31, 2011 represents an other-than-temporary impairment. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, which may be at maturity.

The unrealized losses on CDOs as of March 31, 2011 reflect the market’s unfavorable bias toward structured investment vehicles given the current interest rate and liquidity environment. Management does not believe the unrealized losses on the CDOs represent an other-than-temporary impairment. In addition, the Company does not intend to sell the CDOs with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, which may be at maturity.

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

Prepayment assumptions are a key factor in estimating the cash flows. Prepayments may occur on the collateral underlying the Company’s CDOs based on call options or other factors. Most of the collateral underlying the CDOs have a 5-year call option (on the fifth anniversary of issuance, the issuer has the right to call the security at par). In addition, most underlying indentures trigger an issuer call right if a capital treatment event occurs, such as a regulatory change that affects its status as Tier 1 capital (as defined in federal regulations). The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) constituted such an event for certain holding companies. Specifically, companies with $15 billion or more in consolidated assets can no longer include hybrid capital instruments, such as trust-preferred securities, in Tier 1 capital beginning January 1, 2013. As of March 31, 2011, the Company has assumed a 15% prepayment rate for those banks with greater than $15 billion in assets in year 3 (the start of the phase out period for Tier 1 capital treatment), followed by an annual prepayment rate of 1%.

For additional discussion of the CDO valuation methodology, refer to Note 12, “Fair Value.”

Certain Characteristics and Metrics of the CDOs as of March 31, 2011
(Dollar amounts in thousands)

Number	Class	Original Par	Amortized Cost	Fair Value			Number of Banks/ Insurers	% of Banks/ Insurers Currently Performing	Actual Deferrals and Defaults as a % of the Original Collateral (1)	Expected Deferrals and Defaults as a % of the Remaining Performing Collateral (1)	Excess Subordination as a % of the Remaining Performing Collateral (2)
					Lowest Credit Rating Assigned to the Security
					Moody’s	Fitch
1	C-1	$17,500	$7,140	$3,208	Ca	C	47	78.7%	11.9%	21.0%	-
2	C-1	15,000	7,657	2,800	Ca	C	58	87.9%	6.1%	19.1%	-
3	C-1	15,000	13,480	3,702	Ca	C	73	69.9%	18.4%	16.8%	3.8%
4	B1	15,000	13,922	4,305	Ca	C	64	59.4%	35.0%	24.2%	-
5	C	10,000	1,317	146	Ca	C	56	62.5%	40.3%	29.8%	-
6	C	6,500	6,179	2,032	Ca	C	77	68.8%	22.8%	14.2%	10.2%
7 (3)	N/A	6,750	-	-	N/A	N/A	N/A	N/A	N/A	N/A	N/A
		$85,750	$49,695	$16,193

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

(3)	Characteristics and metrics are not reported for this CDO since the security had an amortized cost and fair value of zero as of March 31, 2011.

Credit-Related CDO Impairment Losses
(Dollar amounts in thousands)

	Quarters Ended March 31,
Number	2011	2010	Life-to-Date
1	$-	$-	$10,360
2	-	-	7,343
3	-	-	1,159
4	-	684	1,078
5	-	1,836	8,570
6	-	243	243
7	-	-	6,750
	$-	$2,763	$35,503

For the equity security with an unrealized loss, the Company has evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and, based on that evaluation, has the ability and intent to hold this investment until a recovery of fair value.

For additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) thereon, see Note 8, “Comprehensive Income.”

The carrying value of securities available-for-sale that were pledged to secure deposits and for other purposes as permitted or required by law totaled $692.5 million at March 31, 2011 and $808.3 million at December 31, 2010. No securities held-to-maturity were pledged as of March 31, 2011 or December 31, 2010.

4.  LOANS

Loan Portfolio
(Dollar amounts in thousands)

	March 31, 2011	December 31, 2010
Commercial and industrial	$1,493,465	$1,465,903
Agricultural	234,898	227,756
Commercial real estate:
Office, retail, and industrial	1,205,880	1,203,613
Multi-family	344,645	349,862
Residential construction	151,887	174,690
Commercial construction	153,392	164,472
Other commercial real estate	850,334	856,357
Total commercial real estate	2,706,138	2,748,994
Total corporate loans	4,434,501	4,442,653
Home equity	434,138	445,243
1-4 family mortgages	178,538	160,890
Installment loans	48,366	51,774
Total consumer loans	661,042	657,907
Total loans, excluding covered loans	5,095,543	5,100,560
Covered loans (1)	352,357	374,640
Total loans	$5,447,900	$5,475,200
Deferred loan fees included in total loans	$8,021	$8,042
Overdrawn demand deposits included in total loans	$2,240	$4,281

(1)	For information on covered loans, refer to Note 5, “Covered Assets.”

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

5.  COVERED ASSETS

In 2009 and 2010, the Company acquired the majority of the assets of three financial institutions in Federal Deposit Insurance Corporation (“FDIC”)-assisted transactions. Most loans and other real estate owned (“OREO”) acquired in the acquisitions are covered by loss sharing agreements with the FDIC (the “Agreements”), whereby the FDIC will reimburse the Company for the majority of the losses incurred on these assets. A detailed discussion of these transactions is presented in Note 5, “Covered Assets” contained in the Company’s 2010 10-K.

Covered Assets
(Dollar amounts in thousands)

	March 31, 2011	December 31, 2010
Covered impaired loans	$311,606	$337,784
Other covered loans (1)	40,751	36,856
Total covered loans	352,357	374,640
FDIC indemnification asset	78,468	88,981
Covered OREO	28,871	29,698
Total covered assets	$459,696	$493,319
Covered loans past due 90 days or more and still accruing interest	$91,165	$86,910

(1)	These loans are open-end consumer loans that are not categorized as impaired loans.

The loans purchased in the three FDIC-assisted transactions were recorded at their estimated fair values on the respective purchase dates and are accounted for prospectively based on expected cash flows. An allowance for loan losses was not recorded on these loans at the acquisition date. Except for leases and revolving loans, including lines of credit and credit card loans, management determined that a significant portion of the acquired loans (“purchased impaired loans”) had evidence of credit deterioration since origination, and it was probable at the date of acquisition that the Company would not collect all contractually required principal and interest payments. Evidence of credit quality deterioration included factors such as past due and non-accrual status. Other key considerations and indicators include the past performance of the troubled institutions’ credit underwriting standards, completeness and accuracy of credit files, maintenance of risk ratings, and age of appraisals.

Although some loans were contractually 90 days or more past due at the acquisition date, none of the purchased impaired loans at March 31, 2011 or December 31, 2010 were classified as non-performing loans since the loans continued to perform substantially in accordance with the Company’s expectations of cash flows. Interest income is being recognized on all purchased loans through accretion of the difference between the carrying amount of the loans and the expected cash flows.

The Company has also modified certain loans according to provisions in the Agreements. Losses associated with modifications on these loans are generally eligible for reimbursement under the Agreements. Acquired loans restructured after acquisition date are not considered troubled debt restructurings for purposes of the Company’s accounting and disclosure since the loans evidenced credit deterioration as of the acquisition date.

In connection with the Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the Agreements.

The accounting policies related to purchased impaired loans are presented in Note 1, “Summary of Significant Accounting Policies.” Accounting for the related FDIC indemnification assets is presented in Note 1, “Summary of Significant Accounting Policies” contained in the Company’s 2010 10-K.

Changes in FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2011	2010
Balance at beginning of period	$88,981	$67,945
(Amortization) accretion	(2,242)	1,437
Expected reimbursements from the FDIC for changes in expected credit losses	2,513	(240)
Payments received from the FDIC	(10,784)	(14,551)
Balance at end of period	$78,468	$54,591

Changes in the accretable balance for purchased impaired loans were as follows.

Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2011	2010
Balance at beginning of period	$63,837	$9,298
Accretion	(8,424)	(1,503)
Reclassifications to non-accretable difference, net (1)	(4,182)	-
Balance at end of period	$51,231	$7,795

(1)	Amount represents a decrease in the estimated cash flows to be collected on the underlying portfolio.

6.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, AND IMPAIRED LOANS

The following table presents an aging analysis of the Company’s past due loans as of March 31, 2011 and December 31, 2010. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (most of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.

Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non-accrual Loans	90 Days Past Due Loans, Still Accruing Interest
March 31, 2011
Commercial and industrial	$1,449,701	$12,420	$31,344	$43,764	$1,493,465	$54,561	$1,629
Agricultural	233,716	11	1,171	1,182	234,898	1,171	-
Commercial real estate:
Office, retail, and industrial	1,183,746	5,488	16,646	22,134	1,205,880	16,753	1,666
Multi-family	337,747	2,720	4,178	6,898	344,645	6,787	-
Residential construction	123,265	3,075	25,547	28,622	151,887	36,326	-
Commercial construction	132,412	-	20,980	20,980	153,392	20,980	-
Other commercial real estate	812,944	9,042	28,348	37,390	850,334	38,732	565
Total commercial real estate	2,590,114	20,325	95,699	116,024	2,706,138	119,578	2,231
Total corporate loans	4,273,531	32,756	128,214	160,970	4,434,501	175,310	3,860
Home equity	419,940	5,779	8,419	14,198	434,138	7,854	744
1-4 family mortgages	172,380	2,475	3,683	6,158	178,538	3,362	511
Installment loans	47,902	311	153	464	48,366	37	116
Total consumer loans	640,222	8,565	12,255	20,820	661,042	11,253	1,371
Total loans, excluding covered loans	4,913,753	41,321	140,469	181,790	5,095,543	186,563	5,231
Covered loans	250,793	10,399	91,165	101,564	352,357	-	91,165
Total loans	$5,164,546	$51,720	$231,634	$283,354	$5,447,900	$186,563	$96,396
December 31, 2010
Commercial and industrial	$1,428,841	$7,706	$29,356	$37,062	$1,465,903	$50,088	$1,552
Agricultural	225,007	65	2,684	2,749	227,756	2,497	187
Commercial real estate:
Office, retail, and industrial	1,183,952	4,009	15,652	19,661	1,203,613	19,573	-
Multi-family	345,018	2,811	2,033	4,844	349,862	6,203	-
Residential construction	139,499	1,320	33,871	35,191	174,690	52,122	200
Commercial construction	140,044	4,000	20,428	24,428	164,472	28,685	-
Other commercial real estate	813,333	9,091	33,933	43,024	856,357	40,605	345
Total commercial real estate	2,621,846	21,231	105,917	127,148	2,748,994	147,188	545
Total corporate loans	4,275,694	29,002	137,957	166,959	4,442,653	199,773	2,284
Home equity	431,446	4,715	9,082	13,797	445,243	7,948	1,870
1-4 family mortgages	154,999	2,523	3,368	5,891	160,890	3,902	4
Installment loans	50,899	742	133	875	51,774	159	86
Total consumer loans	637,344	7,980	12,583	20,563	657,907	12,009	1,960
Total loans, excluding covered loans	4,913,038	36,982	150,540	187,522	5,100,560	211,782	4,244
Covered loans	269,285	18,445	86,910	105,355	374,640	-	86,910
Total loans	$5,182,323	$55,427	$237,450	$292,877	$5,475,200	$211,782	$91,154

The Company maintains an allowance for credit losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio.

Allowance for Credit Losses
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- Family	Residential Construction	Other Commercial Real Estate	Consumer	Covered Loans	Total Allowance
Quarter ended March 31, 2011
Balance at beginning of period	$49,545	$20,758	$3,996	$27,933	$29,869	$12,971	$-	$145,072
Loans charged-off	(4,974)	(1,199)	(549)	(5,422)	(5,662)	(2,671)	(1,104)	(21,581)
Recoveries of loans previously charged-off	1,837	16	-	4	43	108	12	2,020
Net loans charged-off	(3,137)	(1,183)	(549)	(5,418)	(5,619)	(2,563)	(1,092)	(19,561)
Provision for loan losses	4,181	57	1,205	4,873	5,795	2,289	1,092	19,492
Balance at end of period	$50,589	$19,632	$4,652	$27,388	$30,045	$12,697	$-	$145,003
Allowance for loan losses	$50,589	$19,632	$4,652	$27,036	$28,484	$12,110	$-	$142,503
Reserve for unfunded commitments	-	-	-	352	1,561	587	-	2,500
Total allowance for credit losses	$50,589	$19,632	$4,652	$27,388	$30,045	$12,697	$-	$145,003
Quarter ended March 31, 2010
Balance at beginning of period	$54,452	$20,164	$4,555	$33,078	$21,084	$11,475	$-	$144,808
Loans charged-off	(5,477)	(1,852)	(627)	(4,557)	(4,808)	(2,676)	-	(19,997)
Recoveries of loans previously charged-off	873	208	115	105	89	273	-	1,663
Net loans charged-off	(4,604)	(1,644)	(512)	(4,452)	(4,719)	(2,403)	-	(18,334)
Provision for loan losses	7,554	1,256	636	416	4,639	3,849	-	18,350
Balance at end of period	$57,402	$19,776	$4,679	$29,042	$21,004	$12,921	$-	$144,824
Allowance for loan losses	$57,402	$19,776	$4,679	$29,042	$21,004	$12,921	$-	$144,824
Reserve for unfunded commitments	-	-	-	-	-	-	-	-
Total allowance for credit losses	$57,402	$19,776	$4,679	$29,042	$21,004	$12,921	$-	$144,824

A portion of the Company’s allowance for credit losses is allocated to loans deemed impaired. Impaired loans consist of corporate non-accrual loans and restructured loans. Smaller homogeneous loans such as home equity, installment, and 1-4 family mortgages are not individually assessed for impairment.

Impaired Loans
(Dollar amounts in thousands)

	March 31, 2011	December 31, 2010
Impaired loans individually evaluated for impairment:
Impaired loans with a related allowance for credit losses (1)	$29,588	$13,790
Impaired loans with no specific related allowance (2)	132,231	173,534
Total impaired loans individually evaluated for impairment	161,819	187,324
Corporate non-accrual loans not individually evaluated for impairment (3)	13,491	12,449
Total corporate non-accrual loans	175,310	199,773
Restructured loans, still accruing interest	14,120	22,371
Total impaired loans	$189,430	$222,144
Valuation allowance related to impaired loans	$7,541	$6,343

(1)
These impaired loans require a valuation allowance because the present value of expected future cash flows or related collateral less estimated selling costs is less than the recorded investment in the loans.

(2)
No specific allowance for credit losses is allocated to these loans since they are deemed to be sufficiently collateralized or had charge-offs. However, while each component of the allowance for credit losses is determined separately, the entire balance is available for the entire loan portfolio.

(3)	These are loans with balances under a specified threshold.

The table below provides a break-down of loans and the related allowance for credit losses by portfolio segment. Loans individually evaluated for impairment include corporate non-accrual loans with the exception of certain loans with balances under a specified threshold.

The present value of any decreases in expected cash flows of covered loans after the purchase date is recognized by recording a charge-off through the allowance for credit losses. Since covered loans are accounted for as purchased impaired loans and the carrying values of those loans are periodically adjusted for any changes in expected future cash flows, the covered loans are not included in the calculation of the allowance for credit losses and are not displayed in this table.

Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans			Allowance For Credit Losses
	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
March 31, 2011
Commercial, industrial, and agricultural	$47,372	$1,680,991	$1,728,363	$3,306	$47,283	$50,589
Commercial real estate:
Office, retail, and industrial	15,840	1,190,040	1,205,880	867	18,765	19,632
Multi-family	6,126	338,519	344,645	519	4,133	4,652
Residential construction	35,261	116,626	151,887	1,261	26,127	27,388
Other commercial real estate	57,220	946,506	1,003,726	1,588	28,457	30,045
Total commercial real estate	114,447	2,591,691	2,706,138	4,235	77,482	81,717
Total corporate loans	161,819	4,272,682	4,434,501	7,541	124,765	132,306
Consumer	-	661,042	661,042	-	12,697	12,697
Total	$161,819	$4,933,724	$5,095,543	$7,541	$137,462	$145,003
December 31, 2010
Commercial, industrial, and agricultural	$43,365	$1,650,294	$1,693,659	$2,650	$46,895	$49,545
Commercial real estate:
Office, retail, and industrial	18,076	1,185,537	1,203,613	-	20,758	20,758
Multi-family	5,696	344,166	349,862	497	3,499	3,996
Residential construction	51,269	123,421	174,690	-	27,933	27,933
Other commercial real estate	68,918	951,911	1,020,829	3,196	26,673	29,869
Total commercial real estate	143,959	2,605,035	2,748,994	3,693	78,863	82,556
Total corporate loans	187,324	4,255,329	4,442,653	6,343	125,758	132,101
Consumer	-	657,907	657,907	-	12,971	12,971
Total	$187,324	$4,913,236	$5,100,560	$6,343	$138,729	$145,072

The following table presents loans individually evaluated for impairment by class of loan as of March 31, 2011 and December 31, 2010.

Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	March 31, 2011				December 31, 2010
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Related Allowance (1)	Loans with a Related Allowance for Credit Losses	Unpaid Principal Balance	Allowance for Credit Losses Allocated	Loans with No Specific Related Allowance (1)	Loans with a Related Allowance for Credit Losses	Unpaid Principal Balance	Allowance for Credit Losses Allocated
Commercial and industrial	$40,556	$6,104	$58,088	$3,306	$40,715	$2,650	$53,353	$2,650
Agricultural	712	-	910	-	2,447	-	2,982	-
Commercial real estate:
Office, retail, and industrial	14,766	1,074	24,396	867	18,076	-	26,193	-
Multi-family	5,001	1,125	7,847	519	4,565	1,131	7,322	497
Residential construction	25,943	9,318	96,246	1,261	51,269	-	129,698	-
Commercial construction	18,900	2,080	27,498	401	28,685	-	38,404	-
Other commercial real estate	26,353	9,887	58,770	1,187	27,777	10,009	60,465	3,196
Total commercial real estate	90,963	23,484	214,757	4,235	130,372	11,140	262,082	3,693
Total impaired loans individually evaluated for impairment	$132,231	$29,588	$273,755	$7,541	$173,534	$13,790	$318,417	$6,343

	Quarter Ended March 31, 2011		Quarter Ended March 31, 2010
	Average Recorded Investment Balance	Interest Income Recognized (2)	Average Recorded Investment Balance	Interest Income Recognized (2)
Commercial and industrial	$51,024	$6	$37,502	$9
Agricultural	2,515	-	2,098	-
Commercial real estate:
Office, retail, and industrial	17,910	12	20,426	7
Multi-family	6,650	2	8,068	-
Residential construction	49,823	-	83,189
Commercial construction	25,391	-	20,118	-
Other commercial real estate	44,339	17	31,717	3
Total commercial real estate	144,113	31	163,518	10
Total impaired loans individually evaluated for impairment	$197,652	$37	$203,118	$19

(1)
No specific allowance for credit losses is allocated to these loans since they are deemed to be sufficiently collateralized or had charge-offs. However, while each component of the allowance for credit losses is determined separately, the entire balance is available for the entire loan portfolio.

(2)	Recorded using the cash basis of accounting.

Corporate loans and commitments are assessed for risk and assigned ratings based on various characteristics such as the borrower’s cash flow, leverage, collateral, management characteristics, and other factors. Ratings for commercial credits are reviewed periodically. Consumer loans are assessed for credit quality based on the aging status of the loan and payment activity. The assessment of consumer loans is completed at the end of each reporting period. Loans are analyzed on an individual basis when the internal credit rating is at or below a predetermined classification and the loan exceeds a fixed dollar amount.

Credit Quality Indicators by Class, Excluding Covered Loans
 (Dollar amounts in thousands)

	Pass	Special Mention (1)	Substandard / Accrual (2)	Substandard / Non-accrual (3)	Total
March 31, 2011
Commercial and industrial	$1,304,999	$87,017	$46,888	$54,561	$1,493,465
Agricultural	217,900	15,570	257	1,171	234,898
Commercial real estate:
Office, retail, and industrial	1,031,263	115,959	41,905	16,753	1,205,880
Multi-family	293,947	21,324	22,587	6,787	344,645
Residential construction	57,466	30,966	27,129	36,326	151,887
Commercial construction	72,181	41,086	19,145	20,980	153,392
Other commercial real estate	699,116	87,555	24,931	38,732	850,334
Total commercial real estate	2,153,973	296,890	135,697	119,578	2,706,138
Total corporate loans	$3,676,872	$399,477	$182,842	$175,310	$4,434,501
December 31, 2010
Commercial and industrial	$1,303,142	$83,259	$29,414	$50,088	$1,465,903
Agricultural	209,317	15,667	275	2,497	227,756
Commercial real estate:
Office, retail, and industrial	1,026,124	123,800	34,116	19,573	1,203,613
Multi-family	307,845	20,643	15,171	6,203	349,862
Residential construction	57,209	35,950	29,409	52,122	174,690
Commercial construction	85,305	35,750	14,732	28,685	164,472
Other commercial real estate	697,971	89,247	28,534	40,605	856,357
Total commercial real estate	2,174,454	305,390	121,962	147,188	2,748,994
Total corporate loans	$3,686,913	$404,316	$151,651	$199,773	$4,442,653

	Performing	Non-accrual	Total
March 31, 2011
Home equity	$426,284	$7,854	$434,138
1-4 family mortgages	175,176	3,362	178,538
Installment loans	48,329	37	48,366
Total consumer loans	$649,789	$11,253	$661,042
December 31, 2010
Home equity	$437,295	$7,948	$445,243
1-4 family mortgages	156,988	3,902	160,890
Installment loans	51,615	159	51,774
Total consumer loans	$645,898	$12,009	$657,907

(1)
Loans categorized as special mention have potential weaknesses that deserve the close attention of management. If left uncorrected, these potential weaknesses may result in the deterioration of repayment prospects or in the credit position of the Company at some future date.

(2)
Loans categorized as substandard/accrual continue to accrue interest, but exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. These loans continue to accrue interest because they are well secured and collection of principal and interest is expected within a reasonable time.

(3)
Loans categorized as substandard/non-accrual exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Company could sustain some loss if the deficiencies are not corrected. These loans have been placed on non-accrual status.

7. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2011	2010
Net income	$10,218	$8,081
Preferred dividends	(2,413)	(2,413)
Accretion on preferred stock	(168)	(159)
Net income applicable to non-vested restricted shares	(140)	(81)
Net income applicable to common shares	$7,497	$5,428
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	73,151	70,469
Dilutive effect of common stock equivalents	-	-
Weighted-average diluted common shares outstanding	73,151	70,469
Basic earnings per common share	$0.10	$0.08
Diluted earnings per common share	$0.10	$0.08
Anti-dilutive shares not included in the computation of diluted earnings per common share (1)	3,733	3,886

(1)	Represents outstanding stock options and common stock warrants for which the exercise price is greater than the average market price of the Company’s common stock.

8.  COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains, and losses that are not included in reported net income under GAAP. The Company includes the following items, net of tax, in other comprehensive income (loss) in the Consolidated Statements of Changes in Stockholders’ Equity: changes in unrealized gains or losses on securities available-for-sale, changes in the fair value of derivatives designated under cash flow hedges (when applicable), and changes in the funded status of the Company’s pension plan.

Components of Other Comprehensive Income (Loss)
(Dollar amounts in thousands)

	Quarter Ended March 31, 2011			Quarter Ended March 31, 2010
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available-for-sale:
Unrealized holding gains	$6,040	$2,355	$3,685	$2,699	$1,046	$1,653
Less: Reclassification of net gains included in net income	540	221	319	3,057	1,192	1,865
Net unrealized holding gains (losses)	5,500	2,134	3,366	(358)	(146)	(212)
Funded status of pension plan:
Unrealized holding losses	-	-	-	-	-	-
Total other comprehensive income (loss)	$5,500	$2,134	$3,366	$(358)	$(146)	$(212)

Activity in Accumulated Other Comprehensive Loss
(Dollar amounts in thousands)

	Accumulated Unrealized Loss on Securities Available-for-Sale	Accumulated Unrealized Loss on Under-funded Pension Obligation	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2010	$(13,015)	$(5,651)	$(18,666)
Other comprehensive loss	(212)	-	(212)
Balance at March 31, 2010	$(13,227)	$(5,651)	$(18,878)
Balance at January 1, 2011	$(19,806)	$(7,933)	$(27,739)
Other comprehensive income	3,366	-	3,366
Balance at March 31, 2011	$(16,440)	$(7,933)	$(24,373)

9.  INCOME TAXES
Income Tax Expense
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2011	2010
Income before income tax expense	$10,248	$8,436
Income tax expense:
Federal income tax expense (benefit)	$1,014	$(38)
State income tax (benefit) expense	(984)	393
Total income tax expense	$30	$355
Effective tax rate	0.3%	4.2%

Federal income tax expense (benefit) and the related effective income tax rate are primarily influenced by the amount of tax-exempt income derived from investment securities and bank owned life insurance in relation to pre-tax income. State income tax (benefit) expense and the related effective tax rate are influenced by state tax rules relating to consolidated/combined reporting and sourcing of income and expense.

The decrease in income tax expense and effective income tax rate from first quarter 2010 to first quarter 2011 resulted from a state income tax benefit for first quarter 2011 compared to state income tax expense for first quarter 2010, partially offset by an increase in federal income tax expense. Federal income tax expense increased as a result of an increase in pre-tax income and a decrease in tax-exempt income from investment securities.

Effective January 1, 2011, the Illinois corporate income tax rate increased from 7.3% to 9.5%. As a result of the rate change, the Company increased the carrying value of certain state deferred tax assets and recorded a $1.6 million decrease to state income tax expense. This benefit was partially offset by increased current period state income tax expense resulting from the rate increase.

10.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

All derivative instruments are recorded at fair value as either other assets or other liabilities in the Consolidated Statements of Financial Condition. Subsequent changes in a derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met. The accounting policies related to derivative instruments and hedging activities are presented in Note 1, “Summary of Significant Accounting Policies,” contained in the Company’s 2010 10-K.

During first quarter 2011 and 2010, the Company hedged the fair value of fixed rate commercial real estate loans through the use of pay fixed, receive variable interest rate swaps. These derivative contracts were designated as fair value hedges and are valued using observable market prices, if available, or third party cash flow projection models.  The fair value and notional amounts of the fair value hedges and the amount of hedge ineffectiveness recognized thereon were not material for any period presented.

The Company’s derivative portfolio also includes derivative instruments not designated in a hedge relationship consisting of commitments to originate 1-4 family mortgage loans and foreign exchange contracts. The fair value of these instruments was not material for any period presented. The Company had no other derivative instruments as of March 31, 2011 or December 31, 2010. The Company does not enter into derivative transactions for purely speculative purposes.

11.  COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	March 31, 2011	December 31, 2010
Commitments to extend credit:
Home equity lines	$278,044	$275,826
Credit card lines to businesses	26,439	26,376
1-4 family real estate construction	25,305	26,682
Commercial real estate	169,750	175,608
Commercial and industrial	549,224	553,168
Overdraft protection program (1)	173,990	169,824
All other commitments	136,101	97,299
Total commitments	$1,358,853	$1,324,783
Letters of credit:
1-4 family real estate construction	$11,515	$10,551
Commercial real estate	54,284	54,896
All other	73,884	74,594
Total letters of credit	$139,683	$140,041
Unamortized fees associated with letters of credit (2) (3)	$773	$696
Remaining weighted-average term (in months)	11.0	12.2
Remaining lives (in years)	0.1 to 9.2	0.1 to 9.5
Recourse on securitized assets:
Unpaid principal balance of assets securitized	$7,364	$7,424
Cap on recourse obligation	$2,208	$2,208
Carrying value of recourse obligation (2)	$148	$148

(1)
Federal regulation regarding electronic fund transfers require consumers to affirmatively consent to the institution’s overdraft service for automated teller machine and one-time debit card transactions before overdraft fees may be assessed on the account. Consumers are provided a specific line for the amount they may overdraw.

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

Pursuant to the securitization of certain 1-4 family mortgage loans in 2004, the Company is contractually obligated to repurchase at recorded value any non-performing loans, defined as loans past due greater than 90 days. According to the securitization agreement, the Company’s recourse obligation will end on November 30, 2011. No loans were required to be repurchased during the quarters ended March 31, 2011 and 2010, and the Company incurred no charge-offs during those periods on previously repurchased loans.

Legal Proceedings

As of March 31, 2011, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of March 31, 2011.

12.  FAIR VALUE

The Company measures, monitors, and discloses certain of its assets and liabilities at fair value in accordance with fair value accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is used on a recurring basis to account for trading securities, securities available-for-sale, mortgage servicing rights, derivative assets, and derivative liabilities. It is also used on an annual basis to disclose the fair value of pension plan assets. In addition, fair value is used on a non-recurring basis (i) to apply lower-of-cost-or-market accounting to OREO, loans held-for-sale (excluding mortgage loans held-for-sale), and assets held-for-sale; (ii) to evaluate assets or liabilities for impairment, including collateral-dependent impaired loans, goodwill, and other intangibles; and (iii) for disclosure purposes.

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

The categorization of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are recognized on the actual date of circumstance that resulted in the transfer. There were no transfers of assets or liabilities between levels of the fair value hierarchy during the periods presented.

Assets and Liabilities Measured at Fair Value

The following table provides the hierarchy level and fair value for each class of assets and liabilities measured at fair value.

Fair Value Measurements
(Dollar amounts in thousands)

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities:
Money market funds	$1,221	$-	$-	$1,221
Mutual funds	15,006	-	-	15,006
Total trading securities	16,227	-	-	16,227
Securities available-for-sale:
U.S. agency securities	-	12,796	-	12,796
CMOs	-	403,152	-	403,152
Other residential mortgage-backed securities	-	101,907	-	101,907
Municipal securities	-	487,950	-	487,950
CDOs	-	-	16,193	16,193
Corporate debt securities	-	32,810	-	32,810
Hedge fund investment	-	1,953	-	1,953
Other equity securities	40	957	-	997
Total securities available-for-sale	40	1,041,525	16,193	1,057,758
Mortgage servicing rights (1)	-	-	845	845
Total assets	$16,267	$1,041,525	$17,038	$1,074,830
Liabilities:
Derivative liabilities (1)	$-	$1,592	$-	$1,592
Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (2)	$-	$-	$63,873	$63,873
OREO (3)	-	-	62,734	62,734
Loan held-for-sale (4)	-	-	3,800	3,800
Asset held-for-sale (5)	-	-	5,900	5,900
Total assets	$-	$-	$136,307	$136,307

Refer to the following page for footnotes.

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities:
Money market funds	$1,196	$-	$-	$1,196
Mutual funds	14,086	-	-	14,086
Total trading securities	15,282	-	-	15,282
Securities available-for-sale:
U.S. agency securities	-	17,886	-	17,886
CMOs	-	379,589	-	379,589
Other residential mortgage-backed securities	-	106,451	-	106,451
Municipal securities	-	503,991	-	503,991
CDOs	-	-	14,858	14,858
Corporate debt securities	-	32,345	-	32,345
Hedge fund investment	-	1,683	-	1,683
Other equity securities	38	961	-	999
Total securities available-for-sale	38	1,042,906	14,858	1,057,802
Mortgage servicing rights (1)	-	-	942	942
Total assets	$15,320	$1,042,906	$15,800	$1,074,026
Liabilities:
Derivative liabilities (1)	$-	$1,833	$-	$1,833
Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (2)	$-	$-	$125,258	$125,258
OREO (3)	-	-	60,767	60,767
Total assets	$-	$-	$186,025	$186,025

(1)	Mortgage servicing rights are included in other assets, and derivative liabilities are included in other liabilities in the Consolidated Statements of Financial Condition.
(2)
Represents the carrying value of loans for which adjustments are based on the appraised or market-quoted value of the collateral, net of selling costs. Collateral-dependent loans for which no fair value adjustments were necessary during first quarter 2011 are not included.

(3)	Represents the estimated fair value, net of selling costs, based on appraised value and includes covered OREO.
(4)	Included in other assets in the Consolidated Statements of Condition.
(5)	Included in premises, furniture, and equipment in the Consolidated Statements of Condition.

Valuation Methodologies

The following describes the valuation methodologies used by the Company for assets and liabilities measured at fair value.

Trading Securities – Trading securities represent diversified investment securities held in a rabbi trust and are invested in money market and mutual funds. The fair value of these money market and mutual funds is based on quoted market prices in active exchange markets and classified in level 1 of the fair value hierarchy. All trading securities are reported at fair value, with unrealized gains and losses included in noninterest income.

Securities Available-for-Sale – Securities available-for-sale are primarily fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted prices in active markets obtained from external pricing services or dealer market participants. The Company has evaluated the methodologies used by its external pricing services to develop the fair values to determine whether such valuations are representative of an exit price in the Company’s principal markets. Examples of such securities measured at fair value are U.S. agency securities, municipal bonds, CMOs, and other mortgage-backed securities. These securities are generally classified in level 2 of the fair value hierarchy. In certain cases, where there is limited market activity or less transparent inputs to the valuation, securities are classified in level 3. For instance, in the valuation of CDOs, the determination of fair value requires benchmarking to similar instruments or analyzing default and recovery rates.

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

	Collateralized Mortgage Obligations	Other Mortgage- Backed Securities
Weighted-average coupon rate	4.9%	5.3%
Weighted-average maturity (in years)	2.7	4.1
Information on underlying residential mortgages:
Origination dates	2000 to 2010	2000 to 2010
Weighted-average coupon rate	5.8%	5.8%
Weighted-average maturity (in years)	9.3	7.5

Due to the illiquidity in the secondary market for the Company’s CDOs, the Company estimates the value of these securities using discounted cash flow analyses with the assistance of a structured credit valuation firm, and classifies these investments in level 3 of the fair value hierarchy. The valuation for each of the CDOs relies on historical financial data for the obligors of the underlying collateral. The valuation firm performs a credit analysis of each of the entities comprising the collateral underlying each CDO in order to estimate the entities’ likelihood of default on their trust-preferred obligations. Cash flows are modeled according to the contractual terms of the CDO, discounted to their present values, and are used to derive the estimated fair value of the individual CDO, as well as any credit loss or impairment. The discount rates used in the discounted cash flow analyses range from LIBOR plus 1,200 to LIBOR plus 1,300 basis points, depending upon the specific CDO and reflects the higher risk inherent in these securities given the current market environment.

The Company’s hedge fund investment is classified in level 2 of the fair value hierarchy. The fair value is derived from monthly and annual financial statements provided by hedge fund management. The majority of the hedge fund’s investment portfolio is held in securities that are freely tradable and are listed on national securities exchanges.

Carrying Value of Level 3 Securities Available-for-Sale
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2011	2010
Balance at beginning of period	$14,858	$11,728
Total income (losses):
Included in earnings (1)	-	(2,763)
Included in other comprehensive income	1,335	3,213
Balance at end of period	$16,193	$12,178
Change in unrealized losses recognized in earnings relating to securities still held at end of period	$-	$(2,763)

(1)	Included in securities gains, net in the Consolidated Statements of Income and related to securities still held at the end of the period.

Mortgage Servicing Rights – The Company records its mortgage servicing rights at fair value in other assets in the Consolidated Statements of Financial Condition. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the present value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights at March 31, 2011 included prepayment speeds, maturities, and discount rates. While market-based data is used to determine the assumptions, the Company incorporates its own estimates of the assumptions market participants would use in determining the fair value of mortgage servicing rights, which results in a level 3 classification in the fair value hierarchy.

Carrying Value of Mortgage Servicing Rights
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2011	2010
Balance at beginning of period	$942	$1,238
Total gains (losses) included in earnings (1):
Due to changes in valuation inputs and assumptions (2)	(38)	25
Other changes in fair value (3)	(59)	(66)
Balance at end of period	$845	$1,197
Key economic assumptions used in measuring fair value, at end of period:
Weighted-average prepayment speed	20.0%	15.1%
Weighted-average discount rate	11.5%	11.4%
Weighted-average maturity, in months	200.4	207.2
Contractual servicing fees earned during the period (1)	$63	$84

	March 31, 2011	December 31, 2010
Total amount of loans being serviced for the benefit of others at end of period (4)	$91,495	$114,720

(1)	Included in other service charges, commissions, and fees in the Consolidated Statements of Income and relate to assets still held at the end of the period.
(2)	Principally reflects changes in prepayment speed assumptions.
(3)	Primarily represents changes in expected cash flows over time due to payoffs and paydowns.
(4)	These loans are serviced for and owned by third parties and are not included in the Consolidated Statements of Financial Condition.

Derivative Assets and Derivative Liabilities –The interest rate swaps entered into by the Company are executed in the dealer market, and pricing is based on market quotes obtained from the counterparty that transacted the derivative contract. The market quotes were developed by the counterparty using market observable inputs, which primarily include LIBOR for swaps. Therefore, derivatives are classified in level 2 of the fair value hierarchy. For its derivative assets and liabilities, the Company also considers non-performance risk, including the likelihood of default by itself and its counterparties, when evaluating whether the market quotes from the counterparty are representative of an exit price. The Company has a policy of executing derivative transactions only with counterparties above a certain credit rating. Credit risk is also mitigated through the pledging of collateral when certain thresholds are reached.

Collateral-Dependent Impaired Loans – The carrying value of impaired loans is disclosed in Note 6, “Past Due Loans, Allowance for Credit Losses, and Impaired Loans.” The Company does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded in the form of specific reserves or charge-offs on these loans to reflect (i) specific reserves or partial write-downs that are based on the current appraised value of the underlying collateral or (ii) the full charge-off of the loan’s carrying value. The fair value adjustments are primarily determined by current appraised values of underlying collateral, net of estimated selling costs. For collateral-dependent impaired loans, new appraisals are required every six months for construction loans, and annually for all other commercial real estate loans. In limited circumstances, such as cases of outdated appraisals, the appraised values may be reduced by a certain percentage depending upon the specific facts and circumstances or an internal valuation may be used when the underlying collateral is located in areas where comparable sales data is limited, outdated, or unavailable. Accordingly, collateral-dependent impaired loans are classified in level 3 of the fair value hierarchy.

Other Real Estate Owned – OREO includes properties acquired through foreclosure in partial or total satisfaction of certain loans. Upon initial transfer into OREO, a current appraisal is required (generally less than six months old for residential and commercial land and less than one year old for all other commercial property). Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the current appraised value of the properties less estimated selling costs. Fair value assumes an orderly disposition except where a specific disposition strategy is expected, which would require the use of other appraised values such as forced liquidation or as-completed/stabilized values.

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

Loan Held-for-Sale – The loan held-for-sale is a commercial construction loan. During first quarter 2011, the Company determined that this loan met the held-for-sale criteria and transferred it into the held-for-sale category at its estimated fair value, less costs to sell. The fair value was determined by the sales contract price. Accordingly, the loan held-for-sale is classified in level 3 of the fair value hierarchy.

Asset Held-for-Sale –In first quarter 2011, the Company entered into an agreement to sell a warehouse and classified it as held-for-sale. Based on the sales contract price, the Company wrote-down the book value of the warehouse and classified it in level 3 of the fair value hierarchy.

Fair Value Measurements Recorded for
Assets Measured at Fair Value on a Non-Recurring Basis
(Dollar amounts in thousands)

	Quarter Ended March 31, 2011
	Collateral- Dependent Impaired Loans	OREO	Loan Held-for- Sale	Asset Held-for- Sale
Write-downs charged to allowance for loan losses	$16,810	$-	$200	$-
Write-downs charged to earnings	-	1,112	-	310

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

Loans, net of Allowance for Loan Losses – The fair value of loans is estimated using present value techniques by discounting the future cash flows of the remaining maturities of the loans, and prepayment assumptions were considered based on historical experience and current economic and lending conditions. The discount rate was based on the LIBOR yield curve, with rate adjustments for liquidity and credit risk. The primary impact of credit risk on the fair value of the loan portfolio, however, was estimated through the use of the allowance for loan losses, which is believed to represent the current fair value of estimated inherent losses for purposes of the fair value calculation.

Covered Loans (included in Loans, net of Allowance for Loan Losses) – The fair value of the covered loan portfolio is determined by discounting the expected cash flows at a market interest rate based on certain input assumptions. The market interest rate (discount rate) is derived from LIBOR swap rates over the expected weighted-average life of the asset. The expected cash flows are based on contractual terms and default timing assumptions.

FDIC Indemnification Asset – The fair value of the FDIC indemnification asset is calculated by discounting the cash flows expected to be received from the FDIC. These cash flows are estimated by multiplying expected losses by the reimbursement rates set forth in the Agreements.

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

Financial Instruments
(Dollar amounts in thousands)

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$104,982	$104,982	$102,495	$102,495
Interest-bearing deposits in other banks	421,478	421,478	483,281	483,281
Loans held-for-sale	3,800	3,800	236	236
Trading securities	16,227	16,227	15,282	15,282
Securities available-for-sale	1,057,758	1,057,758	1,057,802	1,057,802
Securities held-to-maturity	81,218	81,916	81,320	82,525
Loans, net of allowance for loan losses	5,305,397	5,303,277	5,332,628	5,326,741
FDIC indemnification asset	78,468	78,468	88,981	88,981
Accrued interest receivable	30,721	30,721	29,953	29,953
Investment in bank owned life insurance	197,889	197,889	197,644	197,644
Financial Liabilities:
Deposits	$6,419,894	$6,419,921	$6,511,476	$6,512,626
Borrowed funds	273,342	275,832	303,974	306,703
Subordinated debt	137,746	132,960	137,744	122,261
Accrued interest payable	6,417	6,417	4,557	4,557
Derivative liabilities	1,592	1,592	1,833	1,833
Standby letters of credit	773	773	696	696

13.  SUBSEQUENT EVENTS

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2011 through the date its consolidated financial statements were issued. Based on the evaluation, management does not believe any subsequent events have occurred that would require further disclosure or adjustment to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to address the significant factors affecting our results of operations and financial condition for the quarters ended March 31, 2011 and 2010. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term “Bank,” we are referring to our wholly owned banking subsidiary, First Midwest Bank. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2010 Annual Report on Form 10-K (“2010 10-K”). Results of operations for the quarter ended March 31, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011. Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

PERFORMANCE OVERVIEW

General Overview

Our banking network is located primarily in suburban metropolitan Chicago with additional locations in central and western Illinois and eastern Iowa. We provide a full range of business and retail banking and trust and advisory services through some 100 banking offices. Our primary sources of revenue are net interest income and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors affecting our market, including market interest rates, business spending, consumer confidence, competitive conditions within the marketplace, and certain seasonal factors.

Table 1
Selected Financial Data (1)
(Dollar and share amounts in thousands, except per share data)

	Quarters Ended March 31,
	2011	2010	% Change
Operating Results
Interest income	$81,283	$81,779	(0.6)
Interest expense	10,637	13,841	(23.1)
Net interest income	70,646	67,938	4.0
Fee-based revenues	21,703	20,039	8.3
Other noninterest income	1,974	1,225	61.1
Noninterest expense, excluding losses realized on other real estate owned (“OREO”) and integration costs associated with Federal Deposit Insurance Corporation (“FDIC”)-assisted transactions (2)	(62,896)	(57,465)	9.5
Pre-tax, pre-provision core operating earnings (3)	31,427	31,737	(1.0)
Provision for loan losses	(19,492)	(18,350)	6.2
Securities gains, net	540	5,820	(90.7)
Securities impairment losses	-	(2,763)	(100.0)
Integration costs associated with FDIC-assisted transactions	-	(129)	(100.0)
Write-downs of OREO (2)	(1,112)	(2,338)	(52.4)
Losses on sales of OREO, net (2)	(1,115)	(5,541)	(79.9)
Income before income tax expense	10,248	8,436	21.5
Income tax expense	(30)	(355)	(91.5)
Net income	10,218	8,081	26.4
Preferred dividends	(2,581)	(2,572)	0.3
Net income applicable to non-vested restricted shares	(140)	(81)	72.8
Net income applicable to common shares	$7,497	$5,428	38.1
Weighted-average diluted common shares outstanding	73,151	70,469
Diluted earnings per common share	$0.10	$0.08
Performance Ratios (1)
Return on average common equity	3.27%	2.38%
Return on average assets	0.51%	0.43%
Net interest margin – tax equivalent	4.15%	4.28%
Efficiency ratio	62.40%	58.41%

(1)	All ratios are presented on an annualized basis.
(2)	For further discussion of losses realized on OREO and integration costs associated with FDIC-assisted transactions, see the section titled “Noninterest Expense.”
(3)
Our accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”) and general practice within the banking industry. As a supplement to GAAP, we have provided this non-GAAP performance result. We believe that this non-GAAP financial measure is useful because it allows investors to assess our operating performance. Although this non-GAAP financial measure is intended to enhance investors’ understanding of our business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP.

	March 31, 2011	December 31, 2010	March 31, 2010	March 31, 2011 Change From
				December 31, 2010	March 31, 2010
Balance Sheet Highlights
Total assets	$8,044,988	$8,146,973	$7,592,907	$(101,975)	$452,091

Total loans	5,447,900	5,475,200	5,340,243	(27,300)	107,657
Total deposits	6,419,894	6,511,476	5,864,104	(91,582)	555,790
Transactional deposits	4,545,670	4,519,492	3,948,025	26,178	597,645

Loans to deposits ratio	84.9%	84.1%	91.1%
Transactional deposits to total deposits	70.8%	69.4%	67.3%

	March 31, 2011	December 31, 2010	March 31, 2010	March 31, 2011 Change From
				December 31, 2010	March 31, 2010
Asset Quality Highlights (1)
Non-accrual loans	$186,563	$211,782	$216,073	$(25,219)	$(29,510)
90 days or more past due loans (still accruing interest)	5,231	4,244	7,995	987	(2,764)
Total non-performing loans	191,794	216,026	224,068	(24,232)	(32,274)
Restructured loans (still accruing interest)	14,120	22,371	5,168	(8,251)	8,952
Other real estate owned	33,863	31,069	62,565	2,794	(28,702)
Total non-performing assets	$239,777	$269,466	$291,801	$(29,689)	$(52,024)
30-89 days past due loans (still accruing interest)	$28,927	$23,646	$28,018	$5,281	$909
Allowance for credit losses	$145,003	$145,072	$144,824	$(69)	$179
Allowance for credit losses as a percent of loans	2.85%	2.84%	2.79%	0.01%	0.05%

(1)
Excludes covered loans and covered OREO. For a discussion of covered assets, refer to Note 5 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. Asset quality, including covered loans and covered OREO, is included in the section titled “Loan Portfolio and Credit Quality” elsewhere in this report.

Net income for first quarter 2011 was $10.2 million, before adjustments for preferred dividends and non-vested restricted shares, and $7.5 million, or $0.10 per share, applicable to common shareholders after such adjustments. This compares to net income of $8.1 million and net income applicable to common shareholders of $5.4 million, or $0.08 per share, for first quarter 2010.

Pre-tax, pre-provision core operating earnings were $31.4 million for first quarter 2011, relatively flat compared to $31.7 million for first quarter 2010, as higher net interest income and fee-based revenues offset higher noninterest expense, excluding losses recognized on other real estate owned (“OREO”). A discussion of net interest income and noninterest income and expense is presented in the following section titled “Earnings Performance.”

Non-performing assets, excluding covered loans and covered OREO, were $239.8 million at March 31, 2011, decreasing $29.7 million, or 11.0%, from December 31, 2010 and $52.0 million, or 17.8%, from March 31, 2010. The reductions were substantially due to remediation activities, dispositions, and charge-offs, partially offset by loans downgraded to non-accrual status. For a detailed discussion of non-performing assets, refer to the section titled “Loan Portfolio and Credit Quality” elsewhere in this report.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income is our primary source of revenue. Net interest income equals the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total average interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are presented in Note 1 of “Notes to Consolidated Financial Statements” contained in our 2010 10-K.

Our accounting and reporting policies conform to GAAP and general practice within the banking industry. For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The effect of such adjustment is presented at the end of Table 2.

Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended March 31, 2011 and 2010, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details changes from the prior year in income generated by earning assets and expense incurred for each funding source and analyzes the extent to which any changes are attributable to volume and rate changes.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,						Attribution of Change in Net Interest Income (1)
	2011			2010
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$467,880	$292	0.25	$40,993	$27	0.27	$226	$(1)	$265
Trading securities	15,372	30	0.78	14,282	30	0.84	-	-	-
Investment securities (2)	1,166,991	13,048	4.47	1,298,832	17,879	5.51	(1,688)	(3,143)	(4,831)
Federal Home Loan Bank and Federal Reserve Bank stock	61,338	357	2.33	58,495	328	2.24	17	12	29
Loans, excluding covered loans (2)	5,075,840	63,301	5.06	5,197,499	64,805	5.06	(1,678)	174	(1,504)
Covered interest-earning assets (3)	444,242	7,822	7.14	208,663	2,962	5.76	4,007	853	4,860
Total loans	5,520,082	71,123	5.23	5,406,162	67,767	5.08	2,329	1,027	3,356
Total interest-earning assets (2)	7,231,663	84,850	4.75	6,818,764	86,031	5.10	924	(2,105)	(1,181)
Cash and due from banks	121,494			112,437
Allowance for loan losses	(148,051)			(152,487)
Other assets	889,845			887,067
Total assets	$8,094,951			$7,665,781
Liabilities and Stockholders’ Equity:
Savings deposits	$901,205	476	0.21	$759,786	614	0.33	159	(297)	(138)
NOW accounts	1,044,280	320	0.12	922,179	509	0.22	80	(269)	(189)
Money market deposits	1,240,439	860	0.28	1,110,519	1,788	0.65	240	(1,168)	(928)
Time deposits	1,937,890	6,015	1.26	1,956,745	7,634	1.58	(73)	(1,546)	(1,619)
Borrowed funds	285,847	680	0.96	477,323	1,010	0.86	(479)	149	(330)
Subordinated debt	137,745	2,286	6.73	137,736	2,286	6.73	-	-	-
Total interest-bearing liabilities	5,547,406	10,637	0.78	5,364,288	13,841	1.05	(73)	(3,131)	(3,204)
Demand deposits	1,342,013			1,124,320
Other liabilities	83,217			57,307
Stockholders’ equity - common	929,315			926,866
Stockholders’ equity - preferred	193,000			193,000
Total liabilities and stockholders’ equity	$8,094,951			$7,665,781
Net interest income/margin (2)		$74,213	4.15		$72,190	4.28	$997	$1,026	$2,023
Net interest income (GAAP)		$70,646			$67,938
Tax equivalent adjustment		3,567			4,252
Tax-equivalent net interest income		$74,213			$72,190

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

Average interest-earning assets for first quarter 2011 rose $412.9 million, or 6.1%, from first quarter 2010. This increase was due primarily to the addition of covered assets and the investment of deposits acquired in Federal Deposit Insurance Corporation (“FDIC”)-assisted transactions in short-term investments, and was partially offset by reductions in loans resulting from sales, paydowns, and charge-offs. We continue to maintain an elevated level of short-term investments as we manage our liquidity within the current interest rate environment.

First quarter 2011 tax-equivalent net interest income increased $2.0 million, or 2.8%, compared to first quarter 2010. Interest expense declined $3.2 million, as we used proceeds from securities sales and maturities and transactional deposits acquired from FDIC-assisted transactions to reduce higher-costing time deposits and borrowed funds. Tax-equivalent interest income declined $1.2 million due to a 35 basis point decline in tax-equivalent yield.

Tax-equivalent net interest margin declined 13 basis points to 4.15% for first quarter 2011 from 4.28% for first quarter 2010, reflecting the decline in interest rates over the period. The reduction in margin resulted from 35 basis point decline in the average yield on interest-earning assets, partially offset by a 27 basis point decline in the average rate paid for interest-bearing liabilities, led by a 32 basis point decline in the average rate paid for time deposits.

Interest earned on covered loans is generally recognized through the accretion of the discount taken on expected future cash flows. We realized actual cash flows in excess of estimates on certain loans of $954,000 for first quarter 2011 and $13,000 in first quarter 2010. This additional income is included in interest on covered interest-earning assets in the table above and increased net interest margin by 5 basis points for first quarter 2011.

We continue to use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Noninterest Income

Table 3
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2011	2010	% Change
Service charges on deposit accounts	$8,144	$8,381	(2.8)
Trust and investment advisory fees	4,116	3,593	14.6
Other service charges, commissions, and fees	4,914	4,172	17.8
Card-based fees (1)	4,529	3,893	16.3
Total fee-based revenues	21,703	20,039	8.3
Bank owned life insurance (“BOLI”) income (2)	252	248	1.6
Other income (3)	978	516	89.5
Total operating revenues	22,933	20,803	10.2
Trading gains, net (4)	744	461	61.3
Gains on securities sales, net (5)	540	5,820	(90.7)
Securities impairment losses (5)	-	(2,763)	N/M
Total noninterest income	$24,217	$24,321	(0.4)

N/M – Not meaningful.

(1)
Card-based fees consist of debit and credit card interchange fees charged for processing transactions as well as various fees charged on both customer and non-customer automated teller machine (“ATM”) and point-of-sale transactions processed through the ATM and point-of-sale networks.

(2)
BOLI income represents benefit payments received and the change in cash surrender value (“CSV”) of the policies, net of premiums paid. The change in CSV is attributed to earnings or losses credited to the policies based on investments made by the insurer. For a further discussion of our investment in BOLI, see the section “Investment in Bank Owned Life Insurance” and Note 1 to the Consolidated Financial Statements of our 2010 10-K.

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

(5)	For a discussion of these items, see the section titled “Investment Portfolio Management” elsewhere in this report.

Total noninterest income for first quarter 2011 was relatively flat compared to the first quarter 2010. The 8.3% increase in fee-based revenues was largely offset by lower gains on securities sales, net of securities impairment losses.

Fee-based revenues for first quarter 2011 rose 8.3% compared to first quarter 2010 from increases in all categories except for service charges on deposits, which experienced declines in fees charged on customer deposits with insufficient funds resulting from lower volumes and certain fee reductions enacted as part of a formal overdraft program.

An increase in trust assets under management drove the increase in trust and investment advisory fees from first quarter 2010 to first quarter 2011. During this period, trust assets under management increased 14.7% from $4.0 billion to $4.6 billion. Approximately $500 million of the increase in trust assets under management was generated equally from ongoing sales efforts and improved market values. The remaining $102.7 million of the increase resulted from the addition of managed assets acquired in an FDIC-assisted transaction.

Increased merchant fees led the increase in other service charges, commissions, and fees. The increase in merchant fees was due primarily to a 25% volume increase resulting from customers acquired in an FDIC-assisted transaction.

The increase in card-based fees from first quarter 2010 to first quarter 2011 was attributed to both volume and rate increases. The increase in rates earned on card-based fees resulted from the migration from multi-merchant networks to an exclusive MasterCard network in most areas, which drove higher transaction yields and incentives.

The year-over-year increase in other income resulted from $169,000 in interest received for a prior year income tax refund and $206,000 in settlement items relating to prior year FDIC-assisted transactions.

Noninterest Expense
Table 4
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended March 31,
	2011	2010	% Change
Compensation expense:
Salaries and wages	$25,665	$22,136	15.9
Retirement and other employee benefits	6,858	4,748	44.4
Total compensation expense	32,523	26,884	21.0
OREO expense, net:
Write-downs of OREO	1,112	2,338	(52.4)
Losses on sales of OREO, net (1)	1,115	5,541	(79.9)
OREO operating expense, net (2)	1,704	2,908	(41.4)
Total OREO expense	3,931	10,787	(63.6)
Loan remediation costs	2,848	3,224	(11.7)
Other professional services	2,271	3,316	(31.5)
Total professional services	5,119	6,540	(21.7)
FDIC premiums	2,725	2,532	7.6
Net occupancy expense	6,784	6,040	12.3
Equipment expense	2,319	2,128	9.0
Technology and related costs	2,623	2,483	5.6
Advertising and promotions	1,079	1,059	1.9
Merchant card expense	2,088	1,650	26.5
Other expenses	5,932	5,370	10.5
Total noninterest expense	$65,123	$65,473	(0.5)
Average full-time equivalent (“FTE”) employees	1,845	1,729
Efficiency ratio (3)	62.40%	58.41%

(1)	For a discussion of sales of OREO properties, refer to the section titled “Non-performing assets.”
(2)	OREO operating expense, net, consists of real estate taxes, commissions on sales, insurance, and maintenance, net of any rental income.
(3)	The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fees and other income.

Total noninterest expense for first quarter 2011 was relatively flat compared to first quarter 2010. The increase in salaries and benefits from first quarter 2010 to first quarter 2011 was more than offset by the decline in OREO expense.

The increase in salaries and wages for first quarter 2011 compared to first quarter 2010 was driven by the timing of certain compensation accruals, annual merit increases, and an increase in overall staffing levels, including additional staff employed through the Company’s FDIC-assisted transactions.

The 44.4% rise in retirement and other employee benefits for first quarter 2011 compared to the same period in 2010 resulted from increased employee insurance and payroll taxes and the timing of certain other benefit accruals.

OREO expenses were elevated in 2010 due to higher levels of write-downs and losses on sales of OREO and additional OREO operating expenses incurred due to greater average OREO balances during the year. Loan remediation costs declined from first quarter 2010 to first quarter 2011 due to lower legal fees to facilitate property forecloses.

An increase in the rates charged for property taxes as well as property taxes associated with branches acquired through FDIC-assisted transactions resulted in an increase in net occupancy and equipment expense from first quarter 2010 to first quarter 2011.

Technology and related costs for first quarter 2011 compared to first quarter 2010 were impacted by additional costs for servicing larger volumes of transactions relating to the customers added through FDIC-assisted acquisitions and higher monthly fees for improved network access.

Merchant card expense increased from first quarter 2010 to first quarter 2011 in concert with the increased merchant fee income previously described.

The efficiency ratio for first quarter 2011 increased to 62.40% compared to 58.41% for first quarter 2010. The increased ratio resulted from the increase in noninterest expense, excluding OREO, partially offset by an increase in tax-equivalent net interest income.

Income Taxes

Our accounting policies underlying the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 16 to the Consolidated Financial Statements of our 2010 10-K.

Federal income tax expense, and the related effective income tax rate, is primarily influenced by the amount of tax-exempt income derived from investment securities and bank owned life insurance in relation to pre-tax income. State income tax expense, and the related effective tax rate, is influenced by the amount of state tax-exempt income in relation to pre-tax income, and state tax rules related to consolidated/combined reporting and sourcing of income and expense.

The decrease in income tax expense and effective tax rate from first quarter 2010 to first quarter 2011 resulted from a state income tax benefit for first quarter 2011 compared to state income tax expense for first quarter 2010, partially offset by an increase in federal tax expense.

Effective January 1, 2011, the Illinois corporate income tax rate increased from 7.3% to 9.5%. As a result of this rate change, we increased the carrying value of certain state deferred tax assets and recorded a $1.6 million decrease to state tax expense. This benefit was partially offset by a $108,000 increase in first quarter 2011 state income tax expense resulting from the rate increase. The rate increase is expected to result in an approximate 1% increase to our effective income tax rate in 2011.

Federal tax expense increased as a result of an increase in pre-tax income and a decrease in tax-exempt income from investment securities.

As of March 31, 2011, net deferred tax assets totaled $109.9 million. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. We have determined that it is more likely than not that all deferred tax assets will be fully realized through carryback to taxable income in prior years, future reversals of existing deferred tax liabilities, and future taxable income.

Audits of the Company’s 2006-2007 Illinois tax returns were closed during the quarter without significant adjustments. There were no pending tax audits as of March 31, 2011.

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

Table 5
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	March 31, 2011			December 31, 2010
	Fair Value	Amortized Cost	% of Total Amortized Cost	Fair Value	Amortized Cost	% of Total Amortized Cost
Available-for-Sale
U.S. agency securities	$12,796	$12,929	1.1	$17,886	18,000	1.5
Collateralized mortgage obligations (“CMOs”)	403,152	403,010	34.6	379,589	377,692	32.3
Other mortgage-backed securities	101,907	96,523	8.3	106,451	100,780	8.6
Municipal securities	487,950	490,501	42.0	503,991	512,063	43.7
Collateralized debt obligations (“CDOs”)	16,193	49,695	4.2	14,858	49,695	4.2
Corporate debt securities	32,810	29,958	2.6	32,345	29,936	2.6
Equity securities	2,950	2,140	0.2	2,682	2,134	0.2
Total available-for-sale	1,057,758	1,084,756	93.0	1,057,802	1,090,300	93.1
Held-to-Maturity
Municipal securities	81,916	81,218	7.0	82,525	81,320	6.9
Total securities	$1,139,674	$1,165,974	100.0	$1,140,327	$1,171,620	100.0

	March 31, 2011			December 31, 2010
	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity
Available-for-Sale
U.S. agency securities	2.28%	2.20	3.37%	1.91%	0.58	3.22%
CMOs	1.51%	2.72	2.59%	0.74%	2.52	2.31%
Other mortgage-backed securities	2.54%	4.06	4.75%	2.36%	3.85	4.62%
Municipal securities	5.31%	7.18	6.16%	5.35%	8.01	6.15%
CDOs	0.25%	8.73	0.00%	0.25%	8.78	0.00%
Other securities	6.37%	10.81	6.86%	6.58%	11.18	6.85%
Total available-for-sale	3.41%	5.35	4.41%	3.22%	5.72	4.37%
Held-to-Maturity
Municipal securities	5.65%	9.74	6.57%	5.78%	9.99	6.61%
Total securities	3.57%	5.66	4.56%	3.40%	6.02	4.52%

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

Portfolio Composition

As of March 31, 2011, our securities portfolio totaled $1.1 billion and was relatively unchanged compared to December 31, 2010. Approximately 95% of our $1.1 billion available-for-sale portfolio is comprised of municipals, CMOs, and other mortgage-backed securities as of March 31, 2011. The remainder consists of seven CDOs with a fair value of $16.2 million and an aggregate unrealized loss of $33.5 million, and miscellaneous other securities totaling $35.8 million.

Investments in municipal securities comprised 46.1%, or $488.0 million, of the total available-for-sale securities portfolio at March 31, 2011. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment risk. Most of our municipal portfolio carries third-party bond insurance or other types of credit enhancement, and the majority is general obligations of local municipalities. Available-for-

sale municipal securities declined 3.2% from $504.0 million at December 31, 2010. The decline was driven by sales, maturities, paydowns, and management’s investment strategy not to reinvest proceeds into the portfolio.

Securities Sales

Net securities gains were $540,000 for first quarter 2011 resulting from the sale of $44.2 million in CMOs and municipal securities. Net securities gains were $3.1 million for first quarter 2010 and were net of an other-than-temporary impairment charge of $2.8 million associated with our investment in CDOs.

Unrealized Gains and Losses

Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive loss. This balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate fair value of the portfolio. Net unrealized losses at March 31, 2011 were $27.0 million, down from $32.5 million at December 31, 2010, and reflect the impact of the change in interest rates on our securities portfolio, which primarily consist of fixed-rate securities.

CMOs and other mortgage-backed securities are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these types of securities as of March 31, 2011 represents an other-than-temporary impairment, since the unrealized losses associated with these securities are not believed to be attributable to credit quality, but rather to changes in interest rates and temporary market movements.

As of March 31, 2011, net unrealized losses in the municipal securities portfolio totaled $2.6 million compared to $8.1 million as of December 31, 2010. The change in fair value of municipal securities reflects the impact of the change in market interest rates on these fixed-rate investments. The unrealized loss in the portfolio relates to securities that carry investment grade ratings, with the bulk of them supported by the general revenues of the issuing governmental entity and supported by third-party insurance. We do not believe the unrealized loss on any of these securities is other-than-temporary.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities decreased $1.3 million since December 31, 2010. The unrealized loss reflects the difference between amortized cost and fair value that we determined did not relate to credit and reflects the market’s unfavorable bias against these investments. We do not believe the unrealized losses on the CDOs as of March 31, 2011 represent other-than-temporary impairment. We currently have no evidence that would suggest further reductions in net cash flows on these investments from what has already been recognized. In addition, we do not intend to sell the CDOs with unrealized losses, and it is not more likely than not that we will be required to sell them before recovery of their amortized cost bases, which may be at maturity. Our estimation of cash flows for these investments and resulting fair values were based upon cash flow modeling, as described in Note 12 of “Notes to the Consolidated Financial Statements,” in Item 1 of this Form 10-Q.

Effective Duration

The effective duration of the available-for-sale portfolio was 3.41% as of March 31, 2011 compared to 3.22% as of December 31, 2010, with the increase primarily related to CMOs and other mortgage-backed securities. The effective duration increased on these types of securities due to an increase in interest rates for these types of investments.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Table 6
Loan Portfolio
(Dollar amounts in thousands)
	March 31, 2011	% of Total	December 31, 2010	% of Total	Annualized % Change
Commercial and industrial	$1,493,465	29.3	$1,465,903	28.7	7.6
Agricultural	234,898	4.6	227,756	4.5	12.4
Commercial real estate:
Office	412,256	8.1	396,836	7.8	15.6
Retail	320,313	6.2	328,751	6.4	(10.4)
Industrial	473,311	9.3	478,026	9.4	(4.0)
Multi-family	344,645	6.8	349,862	6.9	(6.0)
Residential construction	151,887	3.0	174,690	3.4	(52.4)
Commercial construction	153,392	3.0	164,472	3.2	(26.8)
Other commercial real estate	850,334	16.7	856,357	16.8	(2.8)
Total commercial real estate	2,706,138	53.1	2,748,994	53.9	(6.4)
Total corporate loans	4,434,501	87.0	4,442,653	87.1	(0.8)
Home equity	434,138	8.5	445,243	8.7	(10.0)
1-4 family mortgages	178,538	3.5	160,890	3.2	44.0
Installment loans	48,366	1.0	51,774	1.0	(6.6)
Total consumer loans	661,042	13.0	657,907	12.9	2.0
Total loans, excluding covered loans	5,095,543	100.0	5,100,560	100.0	(0.4)
Covered loans (1)	352,357		374,640		(26.6)
Total loans	$5,447,900		$5,475,200		(2.0)

(1)
For a detailed discussion of our covered loans and the related accounting policy for covered loans, refer to Notes 1 and 5 of “Notes to the Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Total loans of $5.4 billion as of March 31, 2011 remained relatively unchanged from December 31, 2010. A decline in the construction loan portfolios from December 31, 2010 resulting from continued efforts to remediate and reduce exposure to these lending categories was substantially offset by 7.6% annualized growth in commercial and industrial loans.

Non-performing Assets

The following table presents our loan portfolio by performing and non-performing status.

Table 7
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

			Past Due
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	Restructured
As of March 31, 2011
Commercial and industrial	$1,493,465	$1,425,383	$7,106	$1,629	$54,561	$4,786
Agricultural	234,898	233,716	11	-	1,171	-
Commercial real estate:
Office	412,256	405,245	3,404	-	3,607	-
Retail	320,313	310,765	474	1,666	7,408	-
Industrial	473,311	464,709	1,036	-	5,738	1,828
Multi-family	344,645	335,244	2,614	-	6,787	-
Residential construction	151,887	115,361	200	-	36,326	-
Commercial construction	153,392	132,412	-	-	20,980	-
Other commercial real estate	850,334	800,770	5,838	565	38,732	4,429
Total commercial real estate	2,706,138	2,564,506	13,566	2,231	119,578	6,257
Total corporate loans	4,434,501	4,223,605	20,683	3,860	175,310	11,043
Home equity	434,138	418,760	5,648	744	7,854	1,132
1-4 family mortgages	178,538	170,590	2,285	511	3,362	1,790
Installment loans	48,366	47,747	311	116	37	155
Total consumer loans	661,042	637,097	8,244	1,371	11,253	3,077
Total loans, excluding covered loans	5,095,543	4,860,702	28,927	5,231	186,563	14,120
Covered loans	352,357	250,793	10,399	91,165	-	-
Total loans	$5,447,900	$5,111,495	$39,326	$96,396	$186,563	$14,120
As of December 31, 2010
Commercial and industrial	$1,465,903	$1,403,409	$5,398	$1,552	$50,088	$5,456
Agricultural	227,756	223,021	65	187	2,497	1,986
Commercial real estate:
Office	396,836	389,936	1,671	-	5,087	142
Retail	328,751	320,477	447	-	7,827	-
Industrial	478,026	468,995	461	-	6,659	1,911
Multi-family	349,862	343,070	486	-	6,203	103
Residential construction	174,690	122,317	51	200	52,122	-
Commercial construction	164,472	135,787	-	-	28,685	-
Other commercial real estate	856,357	802,461	8,115	345	40,605	4,831
Total commercial real estate	2,748,994	2,583,043	11,231	545	147,188	6,987
Total corporate loans	4,442,653	4,209,473	16,694	2,284	199,773	14,429
Home equity	445,243	428,726	4,055	1,870	7,948	2,644
1-4 family mortgages	160,890	149,419	2,267	4	3,902	5,298
Installment loans	51,774	50,899	630	86	159
Total consumer loans	657,907	629,044	6,952	1,960	12,009	7,942
Total loans, excluding covered loans	5,100,560	4,838,517	23,646	4,244	211,782	22,371
Covered loans	374,640	269,285	18,445	86,910	-	-
Total loans	$5,475,200	$5,107,802	$42,091	$91,154	$211,782	$22,371

The following table provides a comparison of our non-performing assets and past due loans to prior periods.

Table 8
Non-performing Assets and Past Due Loans
(Dollar amounts in thousands)

	2011	2010
	March 31	December 31	September 30	June 30	March 31
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$186,563	$211,782	$211,366	$193,689	$216,073
90 days or more past due loans	5,231	4,244	9,136	6,280	7,995
Total non-performing loans	191,794	216,026	220,502	199,969	224,068
Restructured loans (still accruing interest)	14,120	22,371	11,002	9,030	5,168
Other real estate owned	33,863	31,069	52,044	57,023	62,565
Total non-performing assets	$239,777	$269,466	$283,548	$266,022	$291,801
30-89 days past due loans	$28,927	$23,646	$41,590	$32,012	$28,018
Non-accrual loans to total loans	3.66%	4.15%	4.09%	3.72%	4.16%
Non-performing loans to total loans	3.76%	4.24%	4.27%	3.84%	4.31%
Non-performing assets to loans plus OREO	4.67%	5.25%	5.44%	5.05%	5.55%
Covered assets (1)
Non-accrual loans	$-	$-	$-	$-	$-
90 days or more past due loans	91,165	86,910	74,777	47,912	52,464
Total non-performing loans	91,165	86,910	74,777	47,912	52,464
Restructured loans (still accruing interest)	-	-	-	-	-
Other real estate owned	28,871	29,698	31,550	10,657	8,649
Total non-performing assets	$120,036	$116,608	$106,327	$58,569	$61,113
30-89 days past due loans	$10,399	$18,445	$24,005	$13,725	$10,175
Non-performing assets, including covered loans and covered OREO
Non-accrual loans	$186,563	$211,782	$211,366	$193,689	$216,073
90 days or more past due loans	96,396	91,154	83,913	54,192	60,459
Total non-performing loans	282,959	302,936	295,279	247,881	276,532
Restructured loans (still accruing interest)	14,120	22,371	11,002	9,030	5,168
Other real estate owned	62,734	60,767	83,594	67,680	71,214
Total non-performing assets	$359,813	$386,074	$389,875	$324,591	$352,914
30-89 days past due loans	$39,326	$42,091	$65,595	$45,737	$38,193
Non-accrual loans to total loans	3.42%	3.87%	3.80%	3.60%	4.05%
Non-performing loans to total loans	5.19%	5.53%	5.31%	4.61%	5.18%
Non-performing assets to loans plus OREO	6.53%	6.97%	6.90%	5.97%	6.52%

(1)	For a discussion of covered assets, refer to Note 5 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Non-performing assets, excluding covered loans and covered OREO, were $239.8 million at March 31, 2011, decreasing $29.7 million, or 11.0%, from December 31, 2010. The reduction was substantially due to remediation activities, dispositions, charge-offs, and the return of restructured loans to performing status offset by loans downgraded to non-accrual status.

During first quarter 2011, we reduced our non-performing assets by $39.6 million through $30.0 million in sales, partial sales, paydowns, and transfers to held-for-sale and the return of $9.6 million of restructured loans to performing status as a result of satisfactory payment performance after the modifications of the loans. Over half of the sales, partial sales, and paydowns were related to non-performing assets in the construction portfolio.

Two-thirds of the total disposals represented non-performing assets we identified as part of our shift in disposition strategy in fourth quarter 2010. We received proceeds of $15.9 million from the disposition of these assets, which represented 84.0% of the recorded investment of those assets. The resulting loss of $3.0 million pertained primarily to two residential construction projects sold at auction.

Loans downgraded to non-accrual status totaled $25.9 million for first quarter 2011, which approximated one-fourth of the inflow for fourth quarter 2010. A small portion of the inflow, or 11.3%, related to construction loans.

Management continues to pursue the remediation of non-performing assets in accordance with the previously-established disposition strategies. It is anticipated that additional loan sales will be realized throughout the remainder of the year. As management works to dispose of non-performing assets, our efforts could be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, illiquidity in the real estate market, and higher levels of foreclosed real estate coming into the market.

Covered loans and covered OREO were recorded at their estimated fair values at the time of acquisition. These assets are covered by loss sharing agreements with the FDIC, whereby the FDIC will reimburse us for the majority of the losses incurred on these assets, substantially mitigating the risk of loss. Although non-performing covered loans are past due based on contractual terms, they continue to perform in accordance with our expectations of cash flows.

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

Non-accrual loans declined from $211.8 million at December 31, 2010 to $186.6 million at March 31, 2011 as sales, payments, charge-offs, and transfers to OREO exceeded the amount of loans downgraded from performing to non-accrual during first quarter 2011.

Included in the sales of non-performing assets described above for first quarter 2011, we sold six primarily construction non-accrual loans with a book value of $7.3 million for proceeds of $4.3 million in a bulk sale. Charge-offs of $3.0 million were taken on these loans based on the sales prices once the loans were identified for sale. We also transferred a $3.8 million commercial construction loan to held-for-sale status as of March 31, 2011, and recorded a charge-off of $200,000.

Construction Portfolio

Total construction loans of $305.3 million consist of residential construction and commercial construction loans. The residential construction portfolio totals $151.9 million at March 31, 2011 with 23.9% classified as non-performing compared to 30.0% as of December 31, 2010. This portfolio represents loans to developers of residential properties and, as such, is particularly susceptible to declining real estate values.

The following table provides details on the nature of these construction portfolios.

Table 9
Construction Loans by Type, Excluding Covered Loans
(Dollar amounts in thousands)

	Residential Construction		Commercial Construction		Combined		Non- performing Loans
Underlying Collateral	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
As of March 31, 2011
Raw Land	$37,896	25.0	$43,317	28.2	$81,213	26.6	$35,621
Developed Land	72,221	47.5	58,654	38.2	130,875	42.9	10,639
Construction	14,186	9.3	12,193	8.0	26,379	8.6	1,899
Substantially completed structures	22,714	15.0	36,477	23.8	59,191	19.4	5,586
Mixed and other	4,870	3.2	2,751	1.8	7,621	2.5	3,561
Total	$151,887	100.0	$153,392	100.0	$305,279	100.0	$57,306
Weighted-average maturity (in years)	0.46		0.53		0.50
Non-accrual loans	$36,326		$20,980		$57,306
90-days past due loans	-		-		-
Total non-performing loans	$36,326		$20,980		$57,306
Non-performing loans as a percent of total loans	23.9%		13.7%		18.8%
As of December 31, 2010
Raw land	$35,401	20.3	$46,995	28.6	$82,396	24.3	$38,605
Developed land	83,229	47.6	71,856	43.7	155,085	45.7	23,320
Construction	14,077	8.1	22,882	13.9	36,959	10.9	1,570
Substantially completed structures	32,538	18.6	22,284	13.5	54,822	16.2	10,576
Mixed and other	9,445	5.4	455	0.3	9,900	2.9	6,936
Total	$174,690	100.0	$164,472	100.0	$339,162	100.0	$81,007
Weighted-average maturity (in years)	0.49		0.68		0.58
Non-accrual loans	$52,122		$28,685		$80,807
90-days past due loans	200		-		200
Total non-performing loans	$52,322		$28,685		$81,007
Non-performing loans as a percent of total loans	30.0%		17.4%		23.9%

Total construction loans decreased by $33.9 million, and non-performing construction loans decreased by $23.7 million from December 31, 2010 to March 31, 2011. The decline in the portfolio was due to principal paydowns, charge-offs, reclassification of completed construction projects into other loan categories, and transfers of loan collateral into OREO resulting from our ongoing efforts to reduce and mitigate exposure to this lending category.

For the non-performing construction loans of $57.3 million as of March 31, 2011, 53.4% is comprised of five credits, principally representing raw land, the largest of which was $17.5 million. Life-to-date charge-offs on these five credits totaled $18.6 million. We had valuation allowances related to two of these loans totaling $340,000 as of March 31, 2011.

Restructured Loans

Restructured loans are loans for which the original contractual terms have been modified, including forgiveness of principal or interest, due to deterioration in the borrower’s financial condition. We do not accrue interest on any restructured loan unless and until we believe collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a restructured loan is returned to accrual status assuming the loan is restructured at market terms consistent with the credit risk of the borrower. However, the period could vary depending upon the individual facts and circumstances of the loan.

For a restructured loan to begin accruing interest, the borrower must demonstrate both some level of performance and the capacity to perform under the modified terms. A history of timely payments and adherence to financial covenants generally serve as sufficient evidence of the borrower’s performance. An evaluation of the borrower’s current creditworthiness is used to assess whether the borrower has the capacity to repay the loan under the modified terms. This evaluation includes an estimate of expected cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable. Once the borrower demonstrates the ability to meet the modified terms of the restructured loan and we are reasonably assured we will receive the full principal and interest under the restructured terms, we will return the loan to accrual status. However, in accordance with industry regulation, these restructured loans continue to be separately reported as restructured until after the calendar year in which the restructuring occurred if the loan was restructured at market rates and terms.

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

At March 31, 2011, we had restructured loans totaling $43.1 million, a decrease of $18.1 million from December 31, 2010. These totals include loans that were restructured at market terms and continued to accrue interest, which totaled $14.1 million as of March 31, 2011, a decrease of $8.3 million from December 31, 2010. To the extent these loans continue to perform, they will no longer be classified as non-performing. In January 2011, $9.8 million of restructured loans were returned to performing status as a result of satisfactory payment performance after the modification of the loans.

Table 10
Restructured Loans by Type
(Dollar amounts in thousands)

	March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	28	$22,569	46	$23,404	35	$18,612	33	$18,682
Agricultural	-	-	1	1,986	-	-	-	-
Commercial real estate:
Office	-	-	1	142	1	142	1	142
Retail	-	-	-	-	-	-	-	-
Industrial	-	1,828	2	1,911	-	70	-	-
Multi-family	8	3,078	9	3,193	8	3,619	9	4,860
Residential construction	4	4,539	4	8,323	6	1,900	1	1,423
Commercial construction	-	-	-	-	-	-	-	-
Other commercial real estate	7	6,588	13	7,229	4	2,415	8	3,001
Total commercial real estate loans	20	16,033	29	20,798	20	8,146	19	9,426
Home equity loans	22	1,641	50	3,233	43	2,603	39	2,260
1-4 family mortgages	23	2,944	49	6,703	44	5,898	37	5,330
Total consumer loans	45	4,585	99	9,936	87	8,501	76	7,590
Total restructured loans	93	$43,187	175	$56,124	142	$35,259	128	$35,698
Restructured loans, still accruing interest	53	$14,120	120	$22,371	104	$11,002	81	$9,030
Restructured loans included in non-accrual	40	29,067	55	33,753	38	24,257	47	26,668
Total restructured loans	93	$43,187	175	$56,124	142	$35,259	128	$35,698
Year-to-date charge-offs on restructured loans		$63		$11,534		$926		$793
Valuation allowance related to restructured loans		$519		$-		$-		$-

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

Other real estate owned, excluding covered OREO, was $33.9 million at March 31, 2011 compared to $31.1 million at December 31, 2010 and $62.6 million at March 31, 2010.

Table 11
OREO Properties by Type
(Dollar amounts in thousands)

	March 31, 2011		December 31, 2010		March 31, 2010
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single-family homes	13	$1,336	6	$1,113	22	$6,224
Land parcels:
Raw land	5	7,467	5	7,467	4	7,953
Farmland	3	3,562	2	4,657	4	13,045
Commercial lots	16	7,165	14	4,096	16	4,710
Single-family lots	24	5,659	27	7,564	46	20,293
Total land parcels	48	23,853	48	23,784	70	46,001
Multi-family units	3	343	4	714	3	1,062
Commercial properties	13	8,331	12	5,458	13	9,278
Total OREO properties	77	$33,863	70	$31,069	108	$62,565
Covered OREO	46	$28,871	44	$29,698	8	$8,649

The following table summarizes reductions to OREO properties during the quarters ended March 31, 2011 and 2010.

Table 12
OREO Sales
(Dollar amounts in thousands)

	Quarter Ended March 31, 2011			Quarter Ended March 31, 2010
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
OREO sales
Proceeds from sales	$7,114	$1,125	$8,239	$16,914	$291	$17,205
Less: Basis of properties sold	8,210	1,144	9,354	22,415	331	22,746
Losses on sales of OREO, net	$(1,096)	$(19)	$(1,115)	$(5,501)	$(40)	$(5,541)
OREO transfers and write-downs
OREO transferred to premises, furniture, and equipment (at fair value)	$-	$-	$-	$6,580	$-	$6,580
OREO write-downs	$1,101	$11	$1,112	$2,338	$-	$2,338

OREO sales, excluding covered OREO, consisted of 28 properties for the quarter ended March 31, 2011, with the majority classified as farmland; office, retail, and industrial; and 1-4 family.

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

The establishment of the allowance for credit losses involves a high degree of judgment and includes a level of imprecision given the difficulty of identifying all the factors impacting loan repayment and the timing of when losses actually occur. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and property values, and the interpretation by regulatory authorities of loan classifications. While each component of the allowance for credit losses is determined separately, the entire balance is available for the entire loan portfolio. Management believes that the allowance for credit losses of $145.0 million is an appropriate estimate of credit losses inherent in the loan portfolio as of March 31, 2011.

The accounting policies underlying the establishment and maintenance of the allowance for credit losses are discussed in Note 1 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Table 13
Allowance for Credit Losses
And Summary of Loan Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	2011	2010
	March 31	December 31	September 30	June 30	March 31
Change in allowance for credit losses:
Balance at beginning of quarter	$145,072	$145,019	$145,477	$144,824	$144,808
Loans charged-off:
Commercial and industrial	(4,965)	(10,269)	(13,968)	(5,896)	(5,336)
Agricultural	(9)	(125)	(489)	(546)	(141)
Office, retail, and industrial	(1,199)	(2,888)	(3,205)	(2,377)	(1,852)
Multi-family	(549)	(1,017)	(412)	(732)	(627)
Residential construction	(5,422)	(36,435)	(4,571)	(10,048)	(4,557)
Commercial construction	(261)	(7,743)	(228)	(115)	(270)
Other commercial real estate	(5,401)	(12,354)	(10,417)	(1,560)	(4,538)
Consumer	(2,424)	(2,416)	(2,139)	(2,546)	(2,508)
1-4 family mortgages	(247)	(238)	(364)	(261)	(168)
Total loans charged-off	(20,477)	(73,845)	(35,793)	(24,081)	(19,997)
Recoveries on loans previously charged-off:
Commercial and industrial	1,837	431	706	3,217	873
Agricultural	-	-	-	-	-
Office, retail, and industrial	16	-	380	24	208
Multi-family	-	(189)	190	247	115
Residential construction	4	500	111	54	105
Commercial construction	-	-	-	-	-
Other commercial real estate	43	152	200	53	89
Consumer	107	42	160	264	225
1-4 family mortgages	1	-	1	-	48
Total recoveries on loans previously charged-off	2,008	936	1,748	3,859	1,663
Net loans charged-off, excluding covered assets	(18,469)	(72,909)	(34,045)	(20,222)	(18,334)
Net (charge-offs) recoveries on covered loans	(1,092)	(935)	11	(651)	-
Net loans charged off	(19,561)	(73,844)	(34,034)	(20,873)	(18,334)
Provision charged to operating expense:
Provision, excluding provision for covered loans	18,400	72,962	33,587	20,875	18,350
Provision for covered loans	7,501	14,410	(424)	13,023	-
Less: expected reimbursement from the FDIC	(6,409)	(13,475)	413	(12,372)	-
Net provision for covered loans	1,092	935	(11)	651	-
Total provision charged to operating expense	19,492	73,897	33,576	21,526	18,350
Balance at end of quarter	$145,003	$145,072	$145,019	$145,477	$144,824
Allowance for loan losses	$142,503	$142,572	$144,569	$145,027	$144,824
Reserve for unfunded commitments	2,500	2,500	450	450	-
Total allowance for credit losses	$145,003	$145,072	$145,019	$145,477	$144,824

	Quarters Ended
	2011	2010
	March 31	December 31	September 30	June 30	March 31
Average loans, excluding covered loans	$5,075,840	$5,155,416	$5,207,419	$5,204,566	$5,197,499
Net loans charged-off to average loans, excluding covered loans, annualized	1.48%	5.61%	2.59%	1.56%	1.43%
Allowance for credit losses at end of period as a percent of:
Total loans, excluding covered loans	2.85%	2.84%	2.81%	2.79%	2.79%
Non-performing loans, excluding covered loans	76%	67%	66%	73%	65%
Average loans, including covered loans	$5,438,978	$5,545,953	$5,494,712	$5,376,861	$5,342,656
Net loans charged-off to average loans, annualized	1.46%	5.28%	2.46%	1.56%	1.39%
Allowance for credit losses at end of period as a percent of:
Total loans	2.66%	2.65%	2.61%	2.71%	2.71%
Non-performing loans	51%	48%	49%	59%	52%

The allowance for credit losses represented 2.85% of total loans outstanding, excluding covered loans, at March 31, 2011 compared to 2.84% at December 31, 2010 and 2.79% at March 31, 2010.

Net charge-offs for first quarter 2011 were up $1.2 million, or 6.7%, from first quarter 2010. This increase was primarily attributed to net charge-offs taken on covered loans during first quarter 2011.

GOODWILL

Goodwill is included in goodwill and other intangible assets in the Consolidated Statements of Financial Condition. The carrying value of goodwill was $270.5 million as of March 31, 2011 and $270.8 million as of December 31, 2010. The $292,000 decrease resulted from a purchase accounting adjustment (an adjustment to the initial goodwill recorded at the time an acquisition is completed) related to a 2010 FDIC-assisted transaction. Goodwill is tested at least annually for impairment or when events or circumstances indicate a need to perform interim tests. Impairment testing is performed by comparing the carrying value of goodwill with our anticipated discounted future cash flows. During 2010, we performed an analysis of goodwill at our annual assessment date of October 1, 2010. We determined that goodwill had not been impaired.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarter ended March 31, 2011, December 31, 2010, and March 31, 2010. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 14
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			First Quarter 2011 % Change From
	March 31, 2011	December 31, 2010	March 31, 2010	Fourth Quarter 2010	First Quarter 2010
Demand deposits	$1,342,013	$1,348,188	$1,124,320	(0.5%)	19.4%
Savings deposits	901,205	864,334	759,786	4.3%	18.6%
NOW accounts	1,044,280	1,075,642	922,179	(2.9%)	13.2%
Money market accounts	1,240,439	1,302,325	1,110,519	(4.8%)	11.7%
Transactional deposits	4,527,937	4,590,489	3,916,804	(1.4%)	15.6%
Time deposits	1,914,486	2,045,330	1,942,838	(6.4%)	(1.5%)
Brokered deposits	23,404	24,059	13,907	(2.7%)	68.3%
Total time deposits	1,937,890	2,069,389	1,956,745	(6.4%)	(1.0%)
Total deposits	6,465,827	6,659,878	5,873,549	(2.9%)	10.1%
Repurchase agreements	148,347	143,549	223,686	3.3%	(33.7%)
Federal funds purchased	-	1	17,500	(100.0%)	(100.0%)
Federal Home Loan Bank (“FHLB”) advances	137,500	137,500	153,915	-	(10.7%)
Federal term auction facilities	-	-	82,222	-	(100.0%)
Total borrowed funds	285,847	281,050	477,323	1.7%	(40.1%)
Subordinated debt	137,745	137,743	137,736	-	-
Total funding sources	$6,889,419	$7,078,671	$6,488,608	(2.7%)	6.2%
Average interest rate paid on borrowed funds	0.96%	1.00%	0.86%
Weighted-average maturity of FHLB advances	24.6 months	27.6 months	35.7 months
Weighted-average interest rate of FHLB advances	1.95%	1.95%	2.00%

Average funding sources for first quarter 2011 declined $189.3 million, or 2.7%, from fourth quarter 2010. The reduction in core transactional deposits from fourth quarter 2010 to first quarter 2011 resulted from seasonal declines in public funds balances. Typically, public funds balances gradually decline through the fall and winter months until the summer when public fund customers receive the majority of their property tax revenues.

Average funding sources increased $400.8 million, or 6.2%, from first quarter 2010 to first quarter 2011. The growth during this period resulted from a $217.7 million, or 19.4%, rise in average demand deposits and a $393.4 million, or 14.1%, increase in average interest-bearing transactional deposits (collectively core transactional deposits). The addition of core transactional deposits reflected ongoing sales efforts, customers’ desires to maintain liquidity in today’s low interest rate environment, and the acquisition of deposits through FDIC-assisted transactions. This increase was partially offset by a decline in more expensive short-term borrowings.

Table 15
Borrowed Funds
(Dollar amounts in thousands)

	March 31, 2011		March 31, 2010
	Amount	Rate (%)	Amount	Rate (%)
At period-end:
Securities sold under agreements to repurchase	$135,842	0.02	$194,355	0.09
Federal funds purchased	-	-	45,000	0.10
Federal Home Loan Bank (“FHLB”) advances	137,500	1.95	147,808	2.00
Total borrowed funds	$273,342	0.99	$387,163	0.82
Average for the year-to-date period:
Securities sold under agreements to repurchase	$148,347	0.03	$223,686	0.32
Federal funds purchased	-	-	17,500	0.14
Federal Home Loan Bank advances	137,500	1.98	153,915	2.04
Federal term auction facilities	-	-	82,222	0.25
Total borrowed funds	$285,847	0.96	$477,323	0.86
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$174,810		$254,055
Federal funds purchased	-		60,000
Federal Home Loan Bank advances	137,500		215,786
Federal term auction facilities	-		300,000

Average borrowed funds totaled $285.8 million for first quarter 2011, decreasing $191.5 million, or 40.1%, from first quarter 2010. The increase in core transactional deposits reduced our reliance on these higher-costing funds.

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

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB to be considered “well-capitalized.” All regulatory mandated ratios for characterization as “well-capitalized” were exceeded as of March 31, 2011.

Table 16
Capital Measurements
(Dollar amounts in thousands)

				Regulatory Minimum For “Well- Capitalized”	Excess Over Required Minimums at March 31, 2011

	March 31,		December 31,
	2011	2010	2010
Regulatory capital ratios:
Total capital to risk-weighted assets	16.36%	17.23%	16.18%	10.00%	64%	$400,070
Tier 1 capital to risk-weighted assets	14.29%	15.17%	14.11%	6.00%	138%	$521,783
Tier 1 leverage to average assets	11.53%	13.06%	11.16%	5.00%	131%	$509,471
Regulatory capital ratios, excluding preferred stock (1):
Total capital to risk-weighted assets	13.29%	14.20%	13.12%	10.00%	33%	$207,070
Tier 1 capital to risk-weighted assets	11.22%	12.14%	11.06%	6.00%	87%	$328,783
Tier 1 leverage to average assets	9.06%	10.45%	8.74%	5.00%	81%	$316,471
Tier 1 common capital to risk-weighted assets (2) (3)	9.88%	10.81%	9.72%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity ratios:
Tangible common equity to tangible assets	8.26%	9.17%	7.99%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity, excluding other comprehensive loss, to tangible assets	8.58%	9.42%	8.34%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity to risk-weighted assets	10.18%	10.52%	9.93%	N/A (3)	N/A (3)	N/A (3)
Regulatory capital ratios, Bank only (4):
Total capital to risk-weighted assets	14.22%	13.71%	13.87%	10.00%	42%	$259,619
Tier 1 capital to risk-weighted assets	12.96%	12.45%	12.61%	6.00%	116%	$427,879
Tier 1 leverage to average assets	10.36%	10.46%	9.88%	5.00%	107%	$412,423

(1)
These ratios exclude the impact of $193.0 million in preferred shares issued to the Treasury in December 2008 as part of its Capital Purchase Plan (“CPP”). For additional discussion of the preferred share issuance and the CPP, refer to Note 12 to the Consolidated Financial Statements of our 2010 Form 10-K.

(2)	Excludes the impact of preferred shares and trust-preferred securities.
(3)	Ratio is not subject to formal Federal Reserve regulatory guidance.
(4)	Ratio presented pertains to our wholly owned banking subsidiary, First Midwest Bank.

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

We have numerous accounting policies, of which the most significant are presented in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements of our 2010 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the allowance for credit losses, evaluation of impairment of securities, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, therefore, are considered to be critical accounting policies, as discussed in our 2010 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. A description and analysis of our interest rate risk management policies is included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our 2010 10-K.

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

We monitor and manage interest rate risk within approved policy limits. Our current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in all interest rates compared to net interest income in an unchanging interest rate environment. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates. We were within policy limits as of March 31, 2011 and December 31, 2010.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	+200	-300 (2)		+300
March 31, 2011:
Dollar change	$(16,009)	$8,133	$(22,381)	$11,585	$	N/M	$23,619
Percent change	-5.4%	+2.8%	-7.6%	+3.9%		N/M	+8.0%
December 31, 2010:
Dollar change	$(13,609)	$7,393	$(18,736)	$10,072	$	N/M	$21,148
Percent change	-4.7%	+2.5%	-6.4%	+3.4%		N/M	+7.2%

(1)	The gradual change in rates reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.
(2)
N/M – Due to the low level of interest rates as of March 31, 2011and December 31, 2010, in management’s judgment, an assumed 300 basis point drop in interest rates was deemed not meaningful in the existing interest rate environment.

Overall, in rising interest rate scenarios, interest rate risk volatility is more positive at March 31, 2011 than at December 31, 2010 and in declining interest rate scenarios, interest rate risk volatility is more negative at March 31, 2011 compared to December 31, 2010. The increase in positive exposure to rising interest rates resulted from a change in balance sheet strategy to reinvest a greater portion of securities cash flows into shorter-term investments. A decrease in short-term borrowings and a lower level of interest rate floors on loans drove the increase in negative exposure to falling interest rates.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200
March 31, 2011:
Dollar change	$(155,256)	$62,317
Percent change	-9.5%	+3.8%
December 31, 2010:
Dollar change	$(148,859)	$61,708
Percent change	-9.2%	+3.8%

As of March 31, 2011, the estimated sensitivity of the economic value of equity to changes in rising interest rates is flat compared to December 31, 2010, and the estimated sensitivity to falling rates is more negative compared to December 31, 2010. Market rates, as measured by the London Interbank Offered Rate yield curve, changed very little during first quarter 2011, which resulted in only minimal change in the estimated sensitivity of the economic value of equity during this period.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company disclosed any material pending litigation matters relating to the Company in Item 3 of Part I of its Annual Report on Form 10-K for the year ended December 31, 2010. For the quarter ended March 31, 2011, there were no material developments with regard to any previously disclosed matters, and no other matters were reported during the period, although there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at March 31, 2011. Based on presently available information, the Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial position of the Company.

ITEM 1A. RISK FACTORS

The Company provided a discussion of certain risks and uncertainties faced by the Company in its Annual Report on Form 10-K for the year ended December 31, 2010. However, these factors may not be the only risks or uncertainties the Company faces. Additional risks that the Company does not yet know of or that it currently thinks are immaterial may also impair its business operations.

Based on currently available information, the Company has not identified any new or material changes in the Company’s risk factors as previously disclosed, except as discussed under the heading “Regulatory Developments” of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s monthly common stock purchases during first quarter 2011. The Company’s Board of Directors approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company’s common stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of March 31, 2011. The repurchase program has no set expiration or termination date. Any repurchases are subject to limitations imposed as part of the U.S. Treasury’s Capital Purchase Plan under the Emergency Economic Stabilization Act of 2008.

Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
January 1 – January 31, 2011	-	$-	-	2,494,747
February 1 – February 28, 2011	11,786	12.43	-	2,494,747
March 1 – March 31, 2011	-	-	-	2,494,747
Total	11,786	$12.43	-

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

11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per common share is included in Note 7 of the Company’s Notes to Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS” of this document.

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

Date: May 6, 2011

* Duly authorized to sign on behalf of the Registrant.