Form 10-Q
period 2011-06-30
FIRST MIDWEST BANCORP INC
filed 2011-08-09
CIK 702325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________ FORM 10-Q (Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2011
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.
Commission File Number 0-10967 _______________ FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)
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
As of August 9, 2011, there were 74,476,360 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

GLOSSARY OF TERMS
First Midwest Bancorp, Inc. provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition & Results of Operations.

ALCO:	Asset Liability Committee
ATM:	automated teller machine
Bank:	First Midwest Bank (one of the Company’s two wholly owned subsidiaries)
BOLI:	bank owned life insurance
CDOs:	collateralized debt obligations
CMOs:	collateralized mortgage obligations
Code:	the Code of Ethics and Standards of Conduct of First Midwest Bancorp, Inc.
Common Stock:	shares of common stock of First Midwest Bancorp, Inc. $0.01 par value per share, which are traded on the Nasdaq Stock Market under the symbol “FMBI”
Company:	First Midwest Bancorp, Inc.
CPP:	Capital Purchase Program enacted under TARP and the Emergency Economic Stabilization Act of 2008
CSV:	cash surrender value
Dodd-Frank Act:	the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act
FASB:	Financial Accounting Standards Board
FDIC:	Federal Deposit Insurance Corporation
Federal Reserve:	Board of Governors of the Federal Reserve system
FHLB:	Federal Home Loan Bank
GAAP:	U.S. generally accepted accounting principles
HAMP:	U.S. Department of the Treasury Home Affordable Modification Program
LIBOR:	London Interbank Offered Rate
NSF:	non-sufficient-funds
OREO:	Other real estate owned, or properties acquired through foreclosure in partial or total satisfaction of certain loans as a result of borrower defaults
OTTI:	other-than-temporary impairment
PSLRA:	Private Securities Litigation Reform Act of 1995
SEC:	U.S. Securities and Exchange Commission
TARP:	Troubled Asset Relief Program
Treasury:	U.S. Department of the Treasury
VIE:	variable interest entity

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

PART 1. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)

			June 30, 2011	December 31, 2010
	Assets		(Unaudited)
	Cash and due from banks		$110,159	$102,495
	Interest-bearing deposits in other banks		601,310	483,281
	Trading securities, at fair value		16,230	15,282
	Securities available-for-sale, at fair value		1,009,873	1,057,802
	Securities held-to-maturity, at amortized cost		76,142	81,320
	Federal Home Loan Bank and Federal Reserve Bank stock, at cost		58,187	61,338
	Loans, excluding covered loans		5,112,911	5,100,560
	Covered loans		314,942	371,729
	Allowance for loan losses		(137,331)	(142,572)
	Net loans		5,290,522	5,329,717
	Other real estate owned (“OREO”), excluding covered OREO		24,407	31,069
	Covered OREO		14,583	22,370
	Federal Deposit Insurance Corporation (“FDIC”) indemnification asset		95,752	95,899
	Premises, furniture, and equipment		131,952	140,907
	Accrued interest receivable		28,883	29,953
	Investment in bank-owned life insurance (“BOLI”)		198,149	197,644
	Goodwill and other intangible assets		284,120	286,033
	Other assets		189,122	203,192
	Total assets		$8,129,391	$8,138,302
	Liabilities
	Demand deposits		$1,494,390	$1,329,505
	Savings deposits		937,839	871,166
	NOW accounts		1,087,945	1,073,211
	Money market deposits		1,211,155	1,245,610
	Time deposits		1,764,220	1,991,984
	Total deposits		6,495,549	6,511,476
	Borrowed funds		272,024	303,974
	Subordinated debt		137,748	137,744
	Accrued interest payable and other liabilities		82,479	73,063
	Total liabilities		6,987,800	7,026,257
	Stockholders’ Equity
	Preferred stock		191,220	190,882
	Common stock		858	858
	Additional paid-in capital		424,877	437,550
	Retained earnings		802,072	787,678
	Accumulated other comprehensive loss, net of tax		(15,339)	(27,739)
	Treasury stock, at cost		(262,097)	(277,184)
	Total stockholders’ equity		1,141,591	1,112,045
	Total liabilities and stockholders’ equity		$8,129,391	$8,138,302
	June 30, 2011		December 31, 2010
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par Value	None	$0.01	None	$0.01
Shares authorized	1,000	100,000	1,000	100,000
Shares issued	193	85,787	193	85,787
Shares outstanding	193	74,473	193	74,096
Treasury shares	-	11,314	-	11,691
See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest Income
Loans	$63,089	$65,439	$126,006	$129,919
Investment securities	9,848	13,699	19,713	27,651
Covered loans	7,655	2,598	15,477	5,560
Federal funds sold and other short-term investments	704	538	1,383	923
Total interest income	81,296	82,274	162,579	164,053
Interest Expense
Deposits	6,969	9,626	14,640	20,171
Borrowed funds	687	749	1,367	1,759
Subordinated debt	2,279	2,280	4,565	4,566
Total interest expense	9,935	12,655	20,572	26,496
Net interest income	71,361	69,619	142,007	137,557
Provision for loan losses	18,763	21,526	38,255	39,876
Net interest income after provision for loan losses	52,598	48,093	103,752	97,681
Noninterest Income
Service charges on deposit accounts	9,563	9,052	17,707	17,433
Trust and investment advisory fees	4,118	3,702	8,234	7,295
Other service charges, commissions, and fees	5,362	4,628	10,276	8,800
Card-based fees	5,162	4,497	9,691	8,390
BOLI income	259	349	511	597
Securities gains, net	1,531	1,121	2,071	4,178
Gain on FDIC-assisted transaction	-	4,303	-	4,303
Other	499	(342)	2,221	635
Total noninterest income	26,494	27,310	50,711	51,631
Noninterest Expense
Salaries and wages	25,493	21,146	51,158	43,282
Retirement and other employee benefits	5,765	5,394	12,623	10,142
OREO expense, net	5,223	11,850	9,154	22,637
FDIC premiums	1,708	2,546	4,433	5,078
Net occupancy and equipment expense	8,012	7,808	17,115	15,976
Technology and related costs	2,697	2,785	5,320	5,268
Professional services	5,640	5,652	10,759	12,192
Other expenses	10,885	10,274	19,984	18,353
Total noninterest expense	65,423	67,455	130,546	132,928
Income before income tax expense	13,669	7,948	23,917	16,384
Income tax expense	2,841	139	2,871	494
Net income	10,828	7,809	21,046	15,890
Preferred dividends and accretion	(2,582)	(2,573)	(5,163)	(5,145)
Net income applicable to non-vested restricted shares	(102)	(65)	(242)	(146)
Net income applicable to common shares	$8,144	$5,171	$15,641	$10,599
Per Common Share Data
Basic earnings per common share	$0.11	$0.07	$0.21	$0.15
Diluted earnings per common share	$0.11	$0.07	$0.21	$0.15
Dividends declared per common share	$0.01	$0.01	$0.02	$0.02
Weighted-average common shares outstanding	73,259	73,028	73,205	71,756
Weighted-average diluted common shares outstanding	73,259	73,028	73,205	71,756
See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2010	54,793	$190,233	$670	$252,322	$810,626	$(18,666)	$(293,664)	$941,521
Comprehensive income:
Net income	-	-	-	-	15,890	-	-	15,890
Other comprehensive income (1):
Unrealized gains on securities	-	-	-	-	-	5,863	-	5,863
Total comprehensive income								21,753
Common dividends declared ($0.02 per common share)	-	-	-	-	(1,481)	-	-	(1,481)
Preferred dividends declared ($25.00 per preferred share)	-	-	-	-	(4,825)	-	-	(4,825)
Accretion on preferred stock	-	320	-	-	(320)	-	-	-
Issuance of common stock	18,818	-	188	195,857	-	-	-	196,045
Share-based compensation expense	-	-	-	2,871	-	-	-	2,871
Restricted stock activity	441	-	-	(15,386)	-	-	15,011	(375)
Treasury stock issued to(purchased for) benefit plans	(3)	-	-	(59)	-	-	62	3
Balance at June 30, 2010	74,049	$190,553	$858	$435,605	$819,890	$(12,803)	$(278,591)	$1,155,512
Balance at January 1, 2011	74,096	$190,882	$858	$437,550	$787,678	$(27,739)	$(277,184)	$1,112,045
Comprehensive income:
Net income	-	-	-	-	21,046	-	-	21,046
Other comprehensive income (1):
Unrealized gains on securities	-	-	-	-	-	12,400	-	12,400
Total comprehensive income								33,446
Common dividends declared ($0.02 per common share)	-	-	-	-	(1,489)	-	-	(1,489)
Preferred dividends declared ($25.00 per preferred share)	-	-	-	-	(4,825)	-	-	(4,825)
Accretion on preferred stock	-	338	-	-	(338)	-	-	-
Share-based compensation expense	-	-	-	3,354	-	-	-	3,354
Restricted stock activity	381	-	-	(15,977)	-	-	15,045	(932)
Treasury stock purchased for benefit plans	(4)	-	-	(50)	-	-	42	(8)
Balance at June 30, 2011	74,473	$191,220	$858	$424,877	$802,072	$(15,339)	$(262,097)	$1,141,591

(1) Net of taxes and reclassification adjustments.

See accompanying notes to unaudited consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)
	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$100,402	$101,048
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	135,320	113,918
Proceeds from sales of securities available-for-sale	97,330	147,601
Purchases of securities available-for-sale	(167,174)	(64,352)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	35,497	33,530
Purchases of securities held-to-maturity	(30,319)	(32,185)
Redemption (purchase) of Federal Reserve Bank stock	3,151	(3,000)
Net increase in loans	(17,785)	(76,222)
Proceeds from claims on BOLI	6	160
Proceeds from sales of OREO	21,435	30,800
Proceeds from sales of premises, furniture, and equipment	5,526	7
Purchases of premises, furniture, and equipment	(2,483)	(7,459)
Net cash proceeds received in an FDIC-assisted transaction	-	26,609
Net cash provided by investing activities	80,504	169,407
Financing Activities
Net (decrease) increase in deposit accounts	(15,927)	153,987
Net decrease in borrowed funds	(31,950)	(367,474)
Proceeds from the issuance of common stock	-	196,045
Cash dividends paid	(6,310)	(6,114)
Restricted stock activity	(1,100)	(1,004)
Excess tax benefit (expense) related to share-based compensation	74	(194)
Net cash used in financing activities	(55,213)	(24,754)
Net increase in cash and cash equivalents	125,693	245,701
Cash and cash equivalents at beginning of period	585,776	127,379
Cash and cash equivalents at end of period	$711,469	$373,080
Supplemental Disclosures:
Non-cash transfers of loans to OREO	$13,477	$58,019
Non-cash transfer of loans held-for-investment to loans held-for-sale	$5,395	$-
Non-cash transfer of OREO to premises, furniture, and equipment	$841	$9,455
Dividends declared but unpaid	$746	$741

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Certain reclassifications have been made to prior periods to conform to the current period presentation.

In third quarter 2010, the Company acquired approximately $297.0 million in loans, $23.7 million in OREO, and $121.5 million in cash and securities and assumed $215.2 million in core deposits and $246.6 million in time deposits of a former bank in an FDIC-assisted transaction. The transaction resulted in the recognition of goodwill of $7.9 million. The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available.

Subsequent to the acquisition date, the Company obtained specific information (including the completion of appraisals or other valuations) relating to the acquisition-date value of certain assets and liabilities acquired, which required an adjustment to those assets and liabilities and to goodwill. In accordance with accounting guidance applicable to business combinations, such adjustments were recognized as if they had happened as of the acquisition date. After considering this additional information, the estimated fair value of covered loans decreased $2.9 million, covered OREO decreased $7.3 million, the FDIC indemnification asset increased $6.9 million; and accrued interest payable and other liabilities decreased $8.7 million from that originally reported in the quarter ended September 30, 2010. These revised estimates resulted in a $5.4 million decrease in goodwill and other intangible assets. As of June 30, 2011, the Company finalized its purchase price allocation.
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

Generally, purchased impaired loans are considered accruing loans. However, the timing and amount of future cash flows for some loans may not be reasonably estimable. Those loans were classified as non-accrual loans as of June 30, 2011, and interest income will not be recognized until the timing and amount of the future cash flows can be reasonably estimated.

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

Allowance for Credit Losses - The allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments and is maintained by management at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio. Determination of the allowance for credit losses is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, consideration of current economic trends, and other factors, all of which may be susceptible to significant change.

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

The allowance for loan losses consists of (i) specific reserves established for probable losses on individual loans for which the recorded investment in the loan exceeds the value of the loan, (ii) an allowance based on historical credit loss experience for each loan category, and (iii) the impact of other internal and external qualitative factors.

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

•	Changes in credit policies and procedures, including underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

•	Changes in the experience, ability, and depth of credit management and other relevant staff;
•	Changes in the quality of the Company’s loan review system and Board oversight;
•	The existence and effect of any concentration of credit, and changes in the level of concentrations, whether it is by market, loan type, or risk taking;
•	Changes in the value of underlying collateral for collateral-dependent loans;
•	Changes in the national and local economy that affect the collectability of the portfolio, including the condition of various market segments; and
•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing portfolio.

The Company also maintains a reserve for unfunded credit commitments, including letters of credit, to provide for the risk of loss inherent in these arrangements. The reserve for unfunded credit commitments is computed based on a loss migration analysis similar to that used to determine the allowance for loan losses, taking into consideration probabilities of future funding requirements. This reserve for unfunded commitments is included in other liabilities in the Consolidated Statements of Financial Condition.

The establishment of the allowance for credit losses involves a high degree of judgment and includes a level of imprecision given the difficulty of identifying all of the factors impacting loan repayment and the timing of when losses actually occur. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses is dependent upon a variety of factors beyond the Company’s control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation by regulatory authorities of loan risk classifications. While each component of the allowance for credit losses is determined separately, the entire balance is available for the entire loan portfolio.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Credit Quality and Allowance for Credit Losses Disclosures: In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires companies to provide more information about the credit risks inherent in its loan and lease portfolios and how management considers those credit risks in determining the allowance for credit losses. A company is required to disclose its accounting policies, the methods it uses to determine the components of the allowance for credit losses, and qualitative and quantitative information about the credit quality of its loan portfolio, such as aging information and credit quality indicators. Both new and existing disclosures are required, either by portfolio segment or class, based on how a company develops its allowance for credit losses and how it manages its credit exposure. The guidance is effective for all financing receivables, including loans and trade accounts receivables. However, short-term trade accounts receivables, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure requirements. For public companies, any period-end disclosure requirements were effective for periods ending on or after December 15, 2010. This disclosure is presented in Note 1, “Summary of Significant Accounting Policies,” and Note 6, “Past Due Loans, Allowance for Credit Losses, and Impaired Loans.” Any disclosures about activity that occurs during a reporting period, excluding disclosures related to troubled debt restructurings (“TDRs”), were effective for the Company beginning January 1, 2011 and included in Note 6, “Past Due Loans, Allowance for Credit Losses, and Impaired Loans.” Disclosures related to TDRs will be effective for the Company beginning with third quarter 2011. As this guidance affects only disclosures, the adoption of this guidance on December 31, 2010 for period-end disclosures, and on January 1, 2011 for intra-period activity did not impact the Company’s financial position, results of operations, or liquidity.

Clarification to Accounting for Troubled Debt Restructurings: In April 2011, the FASB issued guidance to clarify the accounting for TDRs. Given the recent economic downturn, many banks have seen an increase in the number of loan modifications. Diversity in practice exists in terms of identifying whether a loan modification qualifies as a TDR, such that the FASB was asked to provide guidance. This new guidance was developed to assist creditors in determining whether a loan modification meets the criteria to be considered a TDR, both for purposes of recording an impairment and for disclosure of TDRs. The guidance is effective for the Company beginning in third quarter 2011, and prior periods presented will be restated to apply this guidance to restructurings occurring on or after January 1, 2011. Since the new guidance applies primarily to disclosures, it is not expected to impact the Company’s financial position, results of operations, or liquidity.

Statement of Comprehensive Income: In April 2011, the FASB issued accounting guidance requiring companies to include a statement of comprehensive income as part of its interim and annual financial statements. The new guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate but consecutive statements. This approach represents a change from current GAAP, which allows companies to report other comprehensive income (“OCI”) and its components in the statement of shareholder’s equity. The guidance also allows companies to present OCI either net of tax with details in the notes or shown gross of tax (with tax effects shown parenthetically). The Company’s disclosure of OCI for the quarters ended June 30, 2011 and June 30, 2010 is presented in

Note 8, “Comprehensive Income.” Under the new guidance, the information set forth in Note 8 would be shown in the new statement of comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011. Since the new guidance impacts disclosures only, it will not have an impact on the Company’s financial position, results of operations, or liquidity.

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

Securities Portfolio
(Dollar amounts in thousands)

	June 30, 2011				December 31, 2010
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. agency securities	$8,122	$23	$(32)	$8,113	$18,000	$7	$(121)	$17,886
Collateralized residential mortgage obligations (“CMOs”)	373,600	3,824	(722)	376,702	377,692	4,261	(2,364)	379,589
Other residential mortgage-backed securities	91,539	6,290	(24)	97,805	100,780	5,732	(61)	106,451
Municipal securities	471,617	10,487	(2,185)	479,919	512,063	4,728	(12,800)	503,991
Collateralized debt obligations (“CDOs”)	49,695	-	(33,208)	16,487	49,695	-	(34,837)	14,858
Corporate debt securities	25,325	2,597	-	27,922	29,936	2,409	-	32,345
Equity securities:
Hedge fund investment	1,231	651	-	1,882	1,245	438	-	1,683
Other equity securities	927	117	(1)	1,043	889	110	-	999
Total equity securities	2,158	768	(1)	2,925	2,134	548	-	2,682
Total	$1,022,056	$23,989	$(36,172)	$1,009,873	$1,090,300	$17,685	$(50,183)	$1,057,802
Securities Held-to-Maturity
Municipal securities	$76,142	$2,343	$-	$78,485	$81,320	$1,205	$-	$82,525
Trading Securities (1)				$16,230				$15,282

(1)
Trading securities held by the Company represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock.

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	June 30, 2011
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$8,301	$7,967	$7,010	$7,226
One year to five years	201,321	193,222	15,137	15,603
Five years to ten years	115,597	110,947	21,468	22,129
After ten years	229,540	220,305	32,527	33,527
CMOs	373,600	376,702	-	-
Other residential mortgage-backed securities	91,539	97,805	-	-
Equity securities	2,158	2,925	-	-
Total	$1,022,056	$1,009,873	$76,142	$78,485

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in securities gains, net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

Securities Gains (Losses)
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds from sales	$53,118	$66,618	$97,330	$147,601
Gains (losses) on sales of securities:
Gross realized gains	$1,974	$2,367	$2,782	$8,187
Gross realized losses	(443)	(112)	(711)	(112)
Net realized gains on securities sales	1,531	2,255	2,071	8,075
Non-cash impairment charges
Other-than-temporary securities impairment	-	(1,581)	-	(4,344)
Portion of other-than-temporary impairment recognized in other comprehensive income	-	447	-	447
Net non-cash impairment charges	-	(1,134)	-	(3,897)
Net realized gains	$1,531	$1,121	$2,071	$4,178
Income tax expense on net realized gains	$636	$437	$847	$1,629
Trading gains (losses), net (1)	$(2)	$(1,022)	$742	$(561)

(1)	All trading gains (losses) relate to trading securities still held as of June 30, 2011.

The non-cash impairment charges in the table above primarily relate to other-than-temporary (“OTTI”) charges on CDOs. Accounting guidance requires that only the credit portion of an OTTI charge be recognized through income. In deriving the credit component of the impairment on the CDOs, projected cash flows were discounted at the contractual rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 125 basis points to LIBOR plus 160 basis points. Fair values are computed by discounting future projected cash flows at higher rates, ranging from LIBOR plus 1,200 basis points to LIBOR plus 1,300 basis points. The higher rates are used to account for other market factors such as liquidity. If a decline in fair value below carrying value is not attributable to credit loss and the Company does not intend to sell the security or believe it would not be more likely than not required to sell the security prior to recovery, the Company records the decline in fair value in other comprehensive loss.

Changes in the amount of credit losses recognized in earnings on CDOs and other securities are summarized in the following table.

Changes in Credit Losses Recognized in Earnings
(Dollar amounts in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cumulative amount recognized at beginning of period	$35,589	$33,709	$35,589	$30,946
Credit losses included in earnings (1)
Losses recognized on securities that previously had credit losses	-	1,048	-	3,568
Losses recognized on securities that did not previously have credit losses	-	86	-	329
Cumulative amount recognized at end of period	$35,589	$34,843	$35,589	$34,843

(1)	Included in securities gains, net in the Consolidated Statements of Income.

Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2011
U.S. agency security	1	$3,045	$32	$-	$-	$3,045	$32
CMOs	10	50,412	323	9,698	399	60,110	722
Other residential mortgage- backed securities	2	317	18	159	6	476	24
Municipal securities	134	17,005	582	53,943	1,603	70,948	2,185
CDOs	6	-	-	16,487	33,208	16,487	33,208
Equity security	1	-	-	30	1	30	1
Total	154	$70,779	$955	$80,317	$35,217	$151,096	$36,172

As of December 31, 2010
U.S. agency securities	4	$9,096	$120	$-	$1	$9,096	$121
CMOs	19	131,056	1,727	7,843	637	138,899	2,364
Other residential mortgage- backed securities	5	6,084	51	159	10	6,243	61
Municipal securities	479	99,537	3,142	166,403	9,658	265,940	12,800
CDOs	6	-	-	14,858	34,837	14,858	34,837
Total	513	$245,773	$5,040	$189,263	$45,143	$435,036	$50,183

Approximately 98% of CMOs and other mortgage-backed securities are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority is supported by third-party insurance or some other form of credit enhancement. Management does not believe any individual unrealized loss as of June 30, 2011 represents an other-than-temporary impairment. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The unrealized losses on CDOs as of June 30, 2011 reflect the market’s unfavorable view of structured investment vehicles given the current interest rate and liquidity environment. Management does not believe the unrealized losses on the CDOs represent an other-than-temporary impairment. In addition, the Company does not intend to sell the CDOs with unrealized losses, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

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

Prepayment assumptions are a key factor in estimating the cash flows. Prepayments may occur on the collateral underlying the Company’s CDOs based on call options or other factors. Most of the collateral underlying the CDOs have a 5-year call option (on the fifth anniversary of issuance, the issuer has the right to call the security at par). In addition, most underlying indentures trigger an issuer call right if a capital treatment event occurs, such as a regulatory change that affects its status as Tier 1 capital (as defined in federal regulations). The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) constituted such an event for certain holding companies. Specifically, companies with $15 billion or more in consolidated assets can no longer include hybrid capital instruments, such as trust-preferred securities, in Tier 1 capital beginning January 1, 2013. As of June 30, 2011, the Company has assumed a 15% prepayment rate for those banks with greater than $15 billion in assets in year 3 (the start of the phase out period for Tier 1 capital treatment), followed by an annual prepayment rate of 1%.

For additional discussion of the CDO valuation methodology, refer to Note 12, “Fair Value.”

Certain Characteristics and Metrics of the CDOs as of June 30, 2011
(Dollar amounts in thousands)

Number	Class	Original Par	Amortized Cost	Fair Value			Number of Banks/ Insurers	% of Banks/ Insurers Currently Performing	Actual Deferrals and Defaults as a % of the Original Collateral (1)	Expected Deferrals and Defaults as a % of the Remaining Performing Collateral (1)	Excess Subordination as a % of the Remaining Performing Collateral (2)
					Lowest Credit Rating Assigned to the Security
					Moody’s	Fitch
1	C-1	$17,500	$7,140	$3,353	Ca	C	46	73.9%	15.8%	20.7%	0.0%
2	C-1	15,000	7,657	2,477	Ca	C	57	84.2%	12.1%	18.8%	0.0%
3	C-1	15,000	13,480	4,016	Ca	C	63	81.0%	7.8%	15.5%	6.0%
4	B1	15,000	13,922	4,344	Ca	C	64	59.4%	35.0%	23.5%	0.0%
5	C	10,000	1,317	212	C	C	56	60.7%	44.6%	28.1%	0.0%
6	C	6,500	6,179	2,085	Ca	C	77	68.8%	23.1%	12.8%	10.5%
7 (3)	A-3L	6,750	-	-	N/A	N/A	N/A	N/A	N/A	N/A	N/A
		$85,750	$49,695	$16,487

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

(3)	Characteristics and metrics are not reported for this CDO since the security had an amortized cost and fair value of zero as of June 30, 2011.

Credit-Related CDO Impairment Losses
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
Number	2011	2010	2011	2010	Life-to-Date
1	$-	$-	$-	$-	$10,360
2	-	794	-	794	7,343
3	-	-	-	-	1,159
4	-	-	-	684	1,078
5	-	254	-	2,091	8,570
6	-	-	-	242	243
7	-	-	-	-	6,750
	$-	$1,048	$-	$3,811	$35,503

For the equity security with an unrealized loss, the Company has evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and, based on that evaluation, believes it has the ability and intent to hold this investment until a recovery of fair value.

For additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) thereon, see Note 8, “Comprehensive Income.”

The carrying value of securities available-for-sale that were pledged to secure deposits and for other purposes as permitted or required by law totaled $768.7 million at June 30, 2011 and $808.3 million at December 31, 2010. No securities held-to-maturity were pledged as of June 30, 2011 or December 31, 2010.

4.  LOANS

Loan Portfolio
(Dollar amounts in thousands)

	June 30, 2011	December 31, 2010
Commercial and industrial	$1,518,772	$1,465,903
Agricultural	237,518	227,756
Commercial real estate:
Office, retail, and industrial	1,229,100	1,203,613
Multi-family	336,138	349,862
Residential construction	129,327	174,690
Commercial construction	146,679	164,472
Other commercial real estate	852,966	856,357
Total commercial real estate	2,694,210	2,748,994
Total corporate loans	4,450,500	4,442,653
Home equity	429,923	445,243
1-4 family mortgages	185,002	160,890
Installment loans	47,486	51,774
Total consumer loans	662,411	657,907
Total loans, excluding covered loans	5,112,911	5,100,560
Covered loans (1)	314,942	371,729
Total loans	$5,427,853	$5,472,289
Deferred loan fees included in total loans	$7,965	$8,042
Overdrawn demand deposits included in total loans	$3,111	$4,281

(1)	For information on covered loans, refer to Note 5, “Covered Assets.”

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

5.  COVERED ASSETS

In 2009 and 2010, the Company acquired the majority of the assets of three financial institutions in FDIC-assisted transactions. Most loans and OREO acquired in the acquisitions are covered by loss sharing agreements with the FDIC (the “Agreements”), whereby the FDIC will reimburse the Company for the majority of the losses incurred on these assets. A detailed discussion of these transactions is presented in Note 5, “Covered Assets” contained in the Company’s 2010 10-K.

Covered Assets
(Dollar amounts in thousands)

	June 30, 2011	December 31, 2010
Home equity lines (1)	$47,488	$52,980
Covered impaired loans	226,286	281,893
Other covered loans (2)	41,168	36,856
Total covered loans	314,942	371,729
FDIC indemnification asset	95,752	95,899
Covered OREO	14,583	22,370
Total covered assets	$425,277	489,998
Covered non-accrual loans	$3,588	$-
Covered loans past due 90 days or more and still accruing interest	$68,324	$84,350

(1)	These loans are open-end consumer loans that are not categorized as impaired loans.
(2)	These are loans that did not have evidence of impairment on the date of acquisition.

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

Although some loans were contractually 90 days or more past due at the acquisition date, most of the purchased impaired loans at June 30, 2011 and December 31, 2010 were not classified as non-performing loans since the loans continued to perform substantially in accordance with the Company’s expectations of cash flows. Interest income is being recognized on almost all purchased loans through accretion of the difference between the carrying amount of the loans and the expected cash flows.

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

Changes in FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$85,386	$54,591	$95,899	$67,945
Additions	-	8,338	-	8,338
(Amortization) accretion	(2,255)	812	(4,497)	2,249
Expected reimbursements from the FDIC for changes in expected credit losses (1)	19,321	12,958	21,834	12,718
Payments received from the FDIC	(6,700)	(708)	(17,484)	(15,259)
Balance at end of period	$95,752	$75,991	$95,752	$75,991

(1)
The increases in indemnification asset were a result of decreases in estimated cash flows on certain loans. The indemnification asset increased by the applicable loss share percentage for additional expected losses.

Changes in the accretable yield for purchased impaired loans were as follows.

Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$51,010	$7,795	$63,616	$9,298
Additions	-	2,591	-	2,591
Accretion	(12,104)	(4,142)	(20,528)	(5,645)
Reclassifications from non-accretable difference, net (1)	16,700	18,230	12,518	18,230
Balance at end of period	$55,606	$24,474	$55,606	$24,474

(1)	Amount represents an increase in the estimated cash flows to be collected on those loans showing improvement in the underlying portfolio.

6.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, AND IMPAIRED LOANS

The following table presents an aging analysis of the Company’s past due loans as of June 30, 2011 and December 31, 2010. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (most of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.

Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non-accrual Loans	90 Days Past Due Loans, Still Accruing Interest
June 30, 2011
Commercial and industrial	$1,478,587	$11,349	$28,836	$40,185	$1,518,772	$44,393	$2,095
Agricultural	236,492	17	1,009	1,026	237,518	1,009	-
Commercial real estate:
Office, retail, and industrial	1,207,733	5,135	16,232	21,367	1,229,100	16,567	303
Multi-family	313,949	16,149	6,040	22,189	336,138	23,385	557
Residential construction	104,237	5,297	19,793	25,090	129,327	23,576	-
Commercial construction	125,230	-	21,449	21,449	146,679	21,449	-
Other commercial real estate	815,924	3,993	33,049	37,042	852,966	36,984	464
Total commercial real estate	2,567,073	30,574	96,563	127,137	2,694,210	121,961	1,324
Total corporate loans	4,282,152	41,940	126,408	168,348	4,450,500	167,363	3,419
Home equity	415,463	6,750	7,710	14,460	429,923	5,519	2,392
1-4 family mortgages	177,785	2,278	4,939	7,217	185,002	4,577	656
Installment loans	46,880	535	71	606	47,486	36	35
Total consumer loans	640,128	9,563	12,720	22,283	662,411	10,132	3,083
Total loans, excluding covered loans	4,922,280	51,503	139,128	190,631	5,112,911	177,495	6,502
Covered loans	217,069	26,180	71,693	97,873	314,942	3,588	68,324
Total loans	$5,139,349	$77,683	$210,821	$288,504	$5,427,853	$181,083	$74,826
December 31, 2010
Commercial and industrial	$1,428,841	$7,706	$29,356	$37,062	$1,465,903	$50,088	$1,552
Agricultural	225,007	65	2,684	2,749	227,756	2,497	187
Commercial real estate:
Office, retail, and industrial	1,183,952	4,009	15,652	19,661	1,203,613	19,573	-
Multi-family	345,018	2,811	2,033	4,844	349,862	6,203	-
Residential construction	139,499	1,320	33,871	35,191	174,690	52,122	200
Commercial construction	140,044	4,000	20,428	24,428	164,472	28,685	-
Other commercial real estate	813,333	9,091	33,933	43,024	856,357	40,605	345
Total commercial real estate	2,621,846	21,231	105,917	127,148	2,748,994	147,188	545
Total corporate loans	4,275,694	29,002	137,957	166,959	4,442,653	199,773	2,284
Home equity	431,446	4,715	9,082	13,797	445,243	7,948	1,870
1-4 family mortgages	154,999	2,523	3,368	5,891	160,890	3,902	4
Installment loans	50,899	742	133	875	51,774	159	86
Total consumer loans	637,344	7,980	12,583	20,563	657,907	12,009	1,960
Total loans, excluding covered loans	4,913,038	36,982	150,540	187,522	5,100,560	211,782	4,244
Covered loans	268,934	18,445	84,350	102,795	371,729	-	84,350
Total loans	$5,181,972	$55,427	$234,890	$290,317	$5,472,289	$211,782	$88,594

The Company maintains an allowance for credit losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio.

Allowance for Credit Losses
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$145,003	$144,824	$145,072	$144,808
Loans charged-off	(27,748)	(24,732)	(49,317)	(44,729)
Recoveries of loans previously charged-off	3,813	3,859	5,821	5,522
Net loans charged-off	(23,935)	(20,873)	(43,496)	(39,207)
Provision for loan losses	18,763	21,526	38,255	39,876
Balance at end of period	$139,831	$145,477	$139,831	$145,477
Allowance for loan losses	$137,331	$145,027	$137,331	$145,027
Reserve for unfunded commitments	2,500	450	2,500	450
Total allowance for credit losses	$139,831	$145,477	$139,831	$145,477

Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- Family	Residential Construction	Other Commercial Real Estate	Consumer	Covered Loans	Total Allowance
Six Months ended June 30, 2011
Balance at beginning of period	$49,545	$20,758	$3,996	$27,933	$29,869	$12,971	$-	$145,072
Loans charged-off	(11,877)	(1,846)	(7,201)	(9,083)	(8,331)	(5,779)	(5,200)	(49,317)
Recoveries of loans previously charged-off	2,356	54	-	2,766	472	173	-	5,821
Net loans charged-off	(9,521)	(1,792)	(7,201)	(6,317)	(7,859)	(5,606)	(5,200)	(43,496)
Provision for loan losses	8,510	(2,104)	12,080	2,711	5,425	6,433	5,200	38,255
Balance at end of period	$48,534	$16,862	$8,875	$24,327	$27,435	$13,798	$-	$139,831
Six Months ended June 30, 2010
Balance at beginning of period	$54,452	$20,164	$4,555	$33,078	$21,084	$11,475	$-	$144,808
Loans charged-off	(11,919)	(4,229)	(1,359)	(14,605)	(6,483)	(5,483)	(651)	(44,729)
Recoveries of loans previously charged-off	4,090	232	362	159	142	537	-	5,522
Net loans charged-off	(7,829)	(3,997)	(997)	(14,446)	(6,341)	(4,946)	(651)	(39,207)
Provision for loan losses	11,526	7,838	2,106	3,883	7,634	6,238	651	39,876
Balance at end of period	$58,149	$24,005	$5,664	$22,515	$22,377	$12,767	$-	$145,477

A portion of the Company’s allowance for credit losses is allocated to loans deemed impaired. Impaired loans consist of corporate non-accrual loans and restructured loans. Smaller homogeneous loans such as home equity, installment, and 1-4 family mortgages are not individually assessed for impairment.

Impaired Loans
(Dollar amounts in thousands)

	June 30, 2011	December 31, 2010
Impaired loans individually evaluated for impairment:
Impaired loans with a related allowance for credit losses (1)	$23,362	$13,790
Impaired loans with no specific related allowance (2)	129,225	173,534
Total impaired loans individually evaluated for impairment	152,587	187,324
Corporate non-accrual loans not individually evaluated for impairment (3)	14,776	12,449
Total corporate non-accrual loans	167,363	199,773
Restructured loans, still accruing interest	14,529	22,371
Total impaired loans	$181,892	$222,144
Valuation allowance related to impaired loans	$9,504	$6,343

(1)
These impaired loans require a valuation allowance because the present value of expected future cash flows or the estimated value of the related collateral less estimated selling costs is less than the recorded investment in the loans.

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

Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans			Allowance For Credit Losses
	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
June 30, 2011
Commercial, industrial, and agricultural	$36,529	$1,719,761	$1,756,290	$4,265	$44,269	$48,534
Commercial real estate:
Office, retail, and industrial	15,316	1,213,784	1,229,100	-	16,862	16,862
Multi-family	22,572	313,566	336,138	-	8,875	8,875
Residential construction	22,510	106,817	129,327	251	24,076	24,327
Other commercial real estate	55,660	943,985	999,645	4,988	22,447	27,435
Total commercial real estate	116,058	2,578,152	2,694,210	5,239	72,260	77,499
Total corporate loans	152,587	4,297,913	4,450,500	9,504	116,529	126,033
Consumer	-	662,411	662,411	-	13,798	13,798
Total	$152,587	$4,960,324	$5,112,911	$9,504	$130,327	$139,831
December 31, 2010
Commercial, industrial, and agricultural	$43,365	$1,650,294	$1,693,659	$2,650	$46,895	$49,545
Commercial real estate:
Office, retail, and industrial	18,076	1,185,537	1,203,613	-	20,758	20,758
Multi-family	5,696	344,166	349,862	497	3,499	3,996
Residential construction	51,269	123,421	174,690	-	27,933	27,933
Other commercial real estate	68,918	951,911	1,020,829	3,196	26,673	29,869
Total commercial real estate	143,959	2,605,035	2,748,994	3,693	78,863	82,556
Total corporate loans	187,324	4,255,329	4,442,653	6,343	125,758	132,101
Consumer	-	657,907	657,907	-	12,971	12,971
Total	$187,324	$4,913,236	$5,100,560	$6,343	$138,729	$145,072

The following table presents loans individually evaluated for impairment by class of loan as of June 30, 2011 and December 31, 2010.

Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	June 30, 2011				December 31, 2010
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Related Allowance	Loans with a Related Allowance for Credit Losses	Unpaid Principal Balance	Allowance for Credit Losses Allocated	Loans with No Specific Related Allowance	Loans with a Related Allowance for Credit Losses	Unpaid Principal Balance	Allowance for Credit Losses Allocated
Commercial and industrial	$25,326	$10,807	$44,016	$4,265	$40,715	$2,650	$53,353	$2,650
Agricultural	396	-	469	-	2,447	-	2,982	-
Commercial real estate:
Office, retail, and industrial	15,316	-	23,505	-	18,076	-	26,193	-
Multi-family	22,572	-	31,922	-	4,565	1,131	7,322	497
Residential construction	19,358	3,152	63,081	251	51,269	-	129,698	-
Commercial construction	20,889	399	28,818	178	28,685	-	38,404	-
Other commercial real estate	25,368	9,004	55,627	4,810	27,777	10,009	60,465	3,196
Total commercial real estate	103,503	12,555	202,953	5,239	130,372	11,140	262,082	3,693
Total impaired loans individually evaluated for impairment	$129,225	$23,362	$247,438	$9,504	$173,534	$13,790	$318,417	$6,343

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Average Recorded Investment Balance	Interest Income Recognized (1)	Average Recorded Investment Balance	Interest Income Recognized (1)
Commercial and industrial	$51,863	$10	$31,934	$83
Agricultural	1,796	-	1,862	-
Commercial real estate:
Office, retail, and industrial	18,989	21	20,987	7
Multi-family	4,736	2	9,172	-
Residential construction	41,455	27	100,110	75
Commercial construction	25,191	-	20,209	-
Other commercial real estate	37,968	18	25,967	-
Total commercial real estate	128,339	68	176,445	82
Total impaired loans individually evaluated for impairment	$181,998	$78	$210,241	$165

(1)	Recorded using the cash basis of accounting.

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

Credit Quality Indicators by Class, Excluding Covered Loans
 (Dollar amounts in thousands)

	Pass	Special Mention (1)	Substandard / Accrual (2)	Substandard / Non-accrual (3)	Total
June 30, 2011
Commercial and industrial	$1,337,553	$77,305	$59,521	$44,393	$1,518,772
Agricultural	223,260	13,249	-	1,009	237,518
Commercial real estate:
Office, retail, and industrial	1,058,059	113,657	40,817	16,567	1,229,100
Multi-family	290,077	7,213	15,463	23,385	336,138
Residential construction	48,344	27,305	30,102	23,576	129,327
Commercial construction	72,237	34,291	18,702	21,449	146,679
Other commercial real estate	712,785	82,614	20,583	36,984	852,966
Total commercial real estate	2,181,502	265,080	125,667	121,961	2,694,210
Total corporate loans	$3,742,315	$355,634	$185,188	$167,363	$4,450,500
December 31, 2010
Commercial and industrial	$1,303,142	$83,259	$29,414	$50,088	$1,465,903
Agricultural	209,317	15,667	275	2,497	227,756
Commercial real estate:
Office, retail, and industrial	1,026,124	123,800	34,116	19,573	1,203,613
Multi-family	307,845	20,643	15,171	6,203	349,862
Residential construction	57,209	35,950	29,409	52,122	174,690
Commercial construction	85,305	35,750	14,732	28,685	164,472
Other commercial real estate	697,971	89,247	28,534	40,605	856,357
Total commercial real estate	2,174,454	305,390	121,962	147,188	2,748,994
Total corporate loans	$3,686,913	$404,316	$151,651	$199,773	$4,442,653

	Performing	Non-accrual	Total
June 30, 2011
Home equity	$424,404	$5,519	$429,923
1-4 family mortgages	180,425	4,577	185,002
Installment loans	47,450	36	47,486
Total consumer loans	$652,279	$10,132	$662,411
December 31, 2010
Home equity	$437,295	$7,948	$445,243
1-4 family mortgages	156,988	3,902	160,890
Installment loans	51,615	159	51,774
Total consumer loans	$645,898	$12,009	$657,907

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

7. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$10,828	$7,809	$21,046	$15,890
Preferred dividends	(2,412)	(2,412)	(4,825)	(4,825)
Accretion on preferred stock	(170)	(161)	(338)	(320)
Net income applicable to non-vested restricted shares	(102)	(65)	(242)	(146)
Net income applicable to common shares	$8,144	$5,171	$15,641	$10,599
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	73,259	73,028	73,205	71,756
Dilutive effect of common stock equivalents	-	-	-	-
Weighted-average diluted common shares outstanding	73,259	73,028	73,205	71,756
Basic earnings per share	$0.11	$0.07	$0.21	$0.15
Diluted earnings per share	$0.11	$0.07	$0.21	$0.15
Anti-dilutive shares not included in the computation of diluted earnings per share (1)	3,619	3,810	3,676	3,848

(1)	Represents outstanding stock options and common stock warrants for which the exercise price is greater than the average market price of the Company’s common stock.

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

Components of Other Comprehensive Income
(Dollar amounts in thousands)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available-for-sale:
Unrealized holding gains	$22,386	$8,762	$13,624	$13,763	$5,351	$8,412
Less: Reclassification of net gains included in net income	2,071	847	1,224	4,178	1,629	2,549
Net unrealized holding gains	20,315	7,915	12,400	9,585	3,722	5,863
Total other comprehensive income	$20,315	$7,915	$12,400	$9,585	$3,722	$5,863

Activity in Accumulated Other Comprehensive Loss
(Dollar amounts in thousands)

	Accumulated Unrealized Loss on Securities Available-for-Sale	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2010	$(13,015)	$(5,651)	$(18,666)
Other comprehensive income	5,863	-	5,863
Balance at June 30, 2010	$(7,152)	$(5,651)	$(12,803)
Balance at January 1, 2011	$(19,806)	$(7,933)	$(27,739)
Other comprehensive income	12,400	-	12,400
Balance at June 30, 2011	$(7,406)	$(7,933)	$(15,339)

9.  INCOME TAXES
Income Tax Expense
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income before income tax expense (benefit)	$13,669	$7,948	$23,917	$16,384
Income tax expense (benefit):
Federal income tax expense (benefit)	$1,669	$(244)	$2,683	$(282)
State income tax expense	1,172	383	188	776
Total income tax expense	$2,841	$139	$2,871	$494
Effective income tax rate	20.8%	1.7%	12.0%	3.0%

Federal income tax expense (benefit) and the related effective income tax rate are primarily influenced by the amount of tax-exempt income derived from investment securities and bank-owned life insurance in relation to pre-tax income. State income tax expense and the related effective tax rate are influenced by state tax rules relating to consolidated/combined reporting and sourcing of income and expense.

Income tax expense increased for both second quarter 2011 and the first six months of 2011 compared to the same periods in 2010. The increases resulted from an increase in pre-tax income in the 2011 periods over that of the prior periods, as well as decreases in tax-exempt income and the impacts of the Illinois tax law change described below.

Effective January 1, 2011, the Illinois corporate income tax rate increased from 7.3% to 9.5%. This rate increase resulted in additional state tax expense of $155,000 for second quarter 2011 and $263,000 for the six months ended June 30, 2011. Also, as a result of this rate change, the Company recorded a $1.6 million state tax benefit in first quarter 2011 related to the write-up of state deferred tax assets.

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

During the six months ended June 30, 2011 and 2010, the Company hedged the fair value of fixed rate commercial real estate loans through the use of pay fixed, receive variable interest rate swaps. These derivative contracts were designated as fair value hedges and are valued using observable market prices, if available, or third party cash flow projection models. The fair value and notional amounts of the fair value hedges and the amount of hedge ineffectiveness recognized thereon were not material for any period presented.

The Company’s derivative portfolio also includes derivative instruments not designated in a hedge relationship consisting of commitments to originate 1-4 family mortgage loans and foreign exchange contracts. The fair value of these instruments was not material for any period presented. The Company had no other derivative instruments as of June 30, 2011 or December 31, 2010. The Company does not enter into derivative transactions for purely speculative purposes.

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	June 30, 2011	December 31, 2010
Commitments to extend credit:
Home equity lines	$271,138	$275,826
Credit card lines to businesses	28,129	26,376
1-4 family real estate construction	26,159	26,682
Commercial real estate	158,092	175,608
Commercial and industrial	568,553	553,168
Overdraft protection program (1)	177,344	169,824
All other commitments	132,096	97,299
Total commitments	$1,361,511	$1,324,783
Letters of credit:
1-4 family real estate construction	$10,608	$10,551
Commercial real estate	50,104	54,896
All other	74,194	74,594
Total letters of credit	$134,906	$140,041
Unamortized fees associated with letters of credit (2) (3)	$759	$696
Remaining weighted-average term (in months)	10.1	12.2
Remaining lives (in years)	0.1 to 4.5	0.1 to 9.5
Recourse on securitized assets:
Unpaid principal balance of assets securitized	$7,301	$7,424
Cap on recourse obligation	$2,208	$2,208
Carrying value of recourse obligation (2)	$148	$148

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

Repurchases and Charge-Offs of Recourse Loans
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Recourse loans repurchased during the period	$-	$114	$-	$114
Recourse loans charged-off during the period	$-	$36	$-	$36

Legal Proceedings

As of June 30, 2011, there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of June 30, 2011.

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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

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

Fair Value Measurements
(Dollar amounts in thousands)

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities:
Money market funds	$1,152	$-	$-	$1,152
Mutual funds	15,078	-	-	15,078
Total trading securities	16,230	-	-	16,230
Securities available-for-sale:
U.S. agency securities	-	8,113	-	8,113
CMOs	-	376,702	-	376,702
Other residential mortgage-backed securities	-	97,805	-	97,805
Municipal securities	-	479,919	-	479,919
CDOs	-	-	16,487	16,487
Corporate debt securities	-	27,922	-	27,922
Hedge fund investment	-	1,882	-	1,882
Other equity securities	39	1,004	-	1,043
Total securities available-for-sale	39	993,347	16,487	1,009,873
Mortgage servicing rights (1)	-	-	840	840
Total assets	$16,269	$993,347	$17,327	$1,026,943
Liabilities:
Derivative liabilities (1)	$-	$1,877	$-	$1,877
Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (2)	$-	$-	$85,101	$85,101
OREO (3)	-	-	38,990	38,990
Loan held-for-sale (4)	-	-	1,595	1,595
Asset held-for-sale (5)	-	-	7,928	7,928
Total assets	$-	$-	$133,614	$133,614

Refer to the following page for footnotes.

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities:
Money market funds	$1,196	$-	$-	$1,196
Mutual funds	14,086	-	-	14,086
Total trading securities	15,282	-	-	15,282
Securities available-for-sale:
U.S. agency securities	-	17,886	-	17,886
CMOs	-	379,589	-	379,589
Other residential mortgage-backed securities	-	106,451	-	106,451
Municipal securities	-	503,991	-	503,991
CDOs	-	-	14,858	14,858
Corporate debt securities	-	32,345	-	32,345
Hedge fund investment	-	1,683	-	1,683
Other equity securities	38	961	-	999
Total securities available-for-sale	38	1,042,906	14,858	1,057,802
Mortgage servicing rights (1)	-	-	942	942
Total assets	$15,320	$1,042,906	$15,800	$1,074,026
Liabilities:
Derivative liabilities (1)	$-	$1,833	$-	$1,833
Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (2)	$-	$-	$125,258	$125,258
OREO (3)	-	-	53,439	53,439
Total assets	$-	$-	$178,697	$178,697

(1)	Mortgage servicing rights are included in other assets, and derivative liabilities are included in other liabilities in the Consolidated Statements of Financial Condition.
(2)
Represents the carrying value of loans for which adjustments are based on the appraised or market-quoted value of the collateral, net of selling costs. Collateral-dependent loans for which no fair value adjustments were necessary during the six months ended June 30, 2011 are not included.

(3)	Represents the estimated fair value, net of selling costs, based on appraised value and includes covered OREO.
(4)	Included in other assets in the Consolidated Statements of Financial Condition.
(5)	Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.

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

	Collateralized Mortgage Obligations	Other Mortgage- Backed Securities
Weighted-average coupon rate	4.9%	5.3%
Weighted-average maturity (in years)	2.4	4.4
Information on underlying residential mortgages:
Origination dates	2000 to 2010	2000 to 2010
Weighted-average coupon rate	5.8%	5.8%
Weighted-average maturity (in years)	9.1	7.4

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

Carrying Value of Level 3 Securities Available-for-Sale
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$16,193	$12,178	$14,858	$11,728
Total income (loss):
Included in earnings (1)	-	(1,049)	-	(3,812)
Included in other comprehensive income	294	2,535	1,629	5,748
Balance at end of period	$16,487	$13,664	$16,487	$13,664
Change in unrealized losses recognized in earnings relating to securities still held at end of period	$-	$(1,049)	$-	$(3,812)

(1)	Included in securities gains, net in the Consolidated Statements of Income.

Mortgage Servicing Rights – The Company records its mortgage servicing rights at fair value in other assets in the Consolidated Statements of Financial Condition. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the present value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights at June 30, 2011 included prepayment speeds, maturities, and discount rates. While market-based data is used to determine the assumptions, the Company incorporates its own estimates of the assumptions market participants would use in determining the fair value of mortgage servicing rights, which results in a level 3 classification in the fair value hierarchy.

Carrying Value of Mortgage Servicing Rights
(Dollar amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$845	$1,197	$942	$1,238
Total (losses) gains included in earnings (1):
Due to changes in valuation inputs and assumptions (2)	28	(2)	(10)	23
Other changes in fair value (3)	(33)	(62)	(92)	(128)
Balance at end of period	$840	$1,133	$840	$1,133
Key economic assumptions used in measuring fair value, at end of period:
Weighted-average prepayment speed	18.7%	16.1%	18.7%	16.1%
Weighted-average discount rate	11.5%	11.4%	11.5%	11.4%
Weighted-average maturity, in months	198.5	205.8	198.5	205.8
Contractual servicing fees earned during the period (1)	$60	$74	$123	$158

	June 30, 2011	December 31, 2010
Total amount of loans being serviced for the benefit of others at end of period (4)	$88,091	$114,720

(1)	Included in other service charges, commissions, and fees in the Consolidated Statements of Income and relate to mortgage servicing rights still held at the end of the period.
(2)	Principally reflects changes in prepayment speed assumptions.
(3)	Primarily represents changes in expected cash flows over time due to payoffs and paydowns.
(4)	These loans are serviced for and owned by third parties and are not included in the Consolidated Statements of Financial Condition.

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

Loan Held-for-Sale – The loan held-for-sale is a residential construction loan. During second quarter 2011, the Company determined that this loan met the held-for-sale criteria and transferred it into the held-for-sale category at its estimated fair value, less costs to sell. The fair value was determined by the sales contract price. Accordingly, the loan held-for-sale is classified in level 3 of the fair value hierarchy. Similarly, during first quarter 2011, the Company classified a commercial construction loan as held-for-sale. That loan was sold during second quarter 2011.

Asset Held-for-Sale – In second quarter 2011, the Company entered into an agreement to sell property held for expansion and classified it as held-for-sale. Based on the sales contract price, the Company wrote-down the book value of the property and classified it in level 3 of the fair value hierarchy. In first quarter 2011, the Company entered into a similar agreement to sell a data storage facility and classified it as held-for-sale. This facility was sold in second quarter 2011.

Fair Value Measurements Recorded for
Assets Measured at Fair Value on a Non-Recurring Basis
(Dollar amounts in thousands)

	Quarter Ended June 30, 2011		Six Months Ended June 30, 2011
	Charged to Allowance for Loan Losses	Charged to Earnings	Charged to Allowance for Loan Losses	Charged to Earnings
Collateral-dependent impaired loans	$19,459	$-	$36,269	$-
OREO	-	1,523	-	2,635
Loans held-for-sale	-	-	200	-
Assets held-for-sale	-	286	-	596

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

Investment in Bank-Owned Life Insurance - The fair value of investments in bank-owned life insurance is based on each policy’s respective cash surrender value.

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

Financial Instruments
(Dollar amounts in thousands)

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$110,159	$110,159	$102,495	$102,495
Interest-bearing deposits in other banks	601,310	601,310	483,281	483,281
Loans held-for-sale	1,595	1,595	236	236
Trading securities	16,230	16,230	15,282	15,282
Securities available-for-sale	1,009,873	1,009,873	1,057,802	1,057,802
Securities held-to-maturity	76,142	78,485	81,320	82,525
Loans, net of allowance for loan losses	5,290,522	5,306,598	5,329,717	5,323,830
FDIC indemnification asset	95,752	95,752	95,899	95,899
Accrued interest receivable	28,883	28,883	29,953	29,953
Investment in bank-owned life insurance	198,149	198,149	197,644	197,644
Financial Liabilities:
Deposits	$6,495,549	$6,494,373	$6,511,476	$6,512,626
Borrowed funds	272,024	275,540	303,974	306,703
Subordinated debt	137,748	132,145	137,744	122,261
Accrued interest payable	3,650	3,650	4,557	4,557
Derivative liabilities	1,877	1,877	1,833	1,833
Standby letters of credit	759	759	696	696

13.  SUBSEQUENT EVENTS

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2011 through the date its consolidated financial statements were issued. Based on the evaluation, management does not believe any subsequent events have occurred that would require further disclosure or adjustment to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to address the significant factors affecting our results of operations and financial condition for the quarters and six-month periods ended June 30, 2011 and 2010. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term “Bank,” we are referring to our wholly owned banking subsidiary, First Midwest Bank. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2010 Annual Report on Form 10-K (“2010 10-K”). Results of operations for the quarter and six months ended June 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011. Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

PERFORMANCE OVERVIEW

General Overview

Our banking network is located primarily in suburban metropolitan Chicago with additional locations in central and western Illinois and eastern Iowa. We provide a full range of business and retail banking and trust and advisory services through some 100 banking offices. Our primary sources of revenue are net interest income and fees from financial services provided to customers. Our largest expenses are interest on deposits and compensation expense. Business volumes tend to be influenced by overall economic factors affecting our market, including market interest rates, business spending, consumer confidence, competitive conditions within the marketplace, and certain seasonal factors.

Table 1
Selected Financial Data (1)
(Dollar and share amounts in thousands, except per share data)

	Quarters Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Operating Results
Interest income	$81,296	$82,274	(1.2)	$162,579	$164,053	(0.9)
Interest expense	(9,935)	(12,655)	(21.5)	(20,572)	(26,496)	(22.4)
Net interest income	71,361	69,619	2.5	142,007	137,557	3.2
Fee-based revenues	24,205	21,879	10.6	45,908	41,918	9.5
Other noninterest income	758	7	N/M	2,732	1,232	121.8
Noninterest expense, excluding losses realized on other real estate owned (“OREO”) and costs associated with Federal Deposit Insurance Corporation (“FDIC”)-assisted transactions (2)	(62,000)	(56,759)	9.2	(124,896)	(114,224)	9.3
Pre-tax, pre-provision core operating earnings (3)	34,324	34,746	(1.2)	65,751	66,483	(1.1)
Provision for loan losses	(18,763)	(21,526)	(12.8)	(38,255)	(39,876)	(4.1)
Securities gains, net	1,531	2,255	(32.1)	2,071	8,075	(74.4)
Securities impairment losses	-	(1,134)	(100.0)	-	(3,897)	(100.0)
Gain on FDIC-assisted transaction	-	4,303	(100.0)	-	4,303	(100.0)
Integration costs associated with FDIC- assisted transactions (2)	-	(1,772)	(100.0)	-	(1,901)	(100.0)
Write-downs of OREO (2)	(1,523)	(3,272)	(53.5)	(2,635)	(5,610)	(53.0)
Losses on sales of OREO, net (2)	(1,900)	(5,652)	(66.4)	(3,015)	(11,193)	(73.1)
Income before income tax expense	13,669	7,948	72.0	23,917	16,384	46.0
Income tax expense	(2,841)	(139)	N/M	(2,871)	(494)	N/M
Net income	10,828	7,809	38.7	21,046	15,890	32.4
Preferred dividends and accretion	(2,582)	(2,573)	0.3	(5,163)	(5,145)	0.3
Net income applicable to non-vested restricted shares	(102)	(65)	56.9	(242)	(146)	65.8
Net income applicable to common shares	$8,144	$5,171	57.5	$15,641	$10,599	47.6
Weighted average diluted shares outstanding	73,259	73,028		73,205	71,756
Diluted earnings per common share	$0.11	$0.07		$0.21	$0.15
Performance Ratios (1)
Return on average common equity	3.47%	2.16%		3.37%	2.27%
Return on average assets	0.53%	0.40%		0.52%	0.41%
Net interest margin – tax equivalent	4.10%	4.21%		4.13%	4.25%
Efficiency ratio	60.19%	57.92%		61.29%	58.16%

N/M – Not meaningful.

(1)	All ratios are presented on an annualized basis.
(2)	For further discussion of losses realized on OREO and integration costs associated with FDIC-assisted transactions, see the section titled “Noninterest Expense.”
(3)
Our accounting and reporting policies conform to U.S. generally accepted accounting principles (“GAAP”) and general practice within the banking industry. As a supplement to GAAP, we have provided this non-GAAP performance result. We believe that this non-GAAP financial measure is useful because it allows investors to assess our operating performance. Although this non-GAAP financial measure is intended to enhance investors’ understanding of our business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP. This measure may differ from other similarly named measures used by other companies.

	June 30, 2011	December 31, 2010	June 30, 2010	June 30, 2011 Change From
				December 31, 2010	June 30, 2010
Balance Sheet Highlights
Total assets	$8,129,391	$8,138,302	$7,805,089	$(8,911)	$324,302
Total loans, excluding covered loans	5,112,911	5,100,560	5,208,347	12,351	(95,436)
Total loans, including covered loans	5,427,853	5,472,289	5,373,271	(44,436)	54,582
Total deposits	6,495,549	6,511,476	6,123,565	(15,927)	371,984
Transactional deposits	4,731,329	4,519,492	4,218,383	211,837	512,946
Loans to deposits ratio	83.6%	84.0%	87.7%
Transactional deposits to total deposits	72.8%	69.4%	68.9%

	June 30, 2011	December 31, 2010	June 30, 2010	June 30, 2011 Change From
				December 31, 2010	June 30, 2010
Asset Quality Highlights (1)
Non-accrual loans	$177,495	$211,782	$193,689	$(34,287)	$(16,194)
90 days or more past due loans (still accruing interest)	6,502	4,244	6,280	2,258	222
Total non-performing loans	183,997	216,026	199,969	(32,029)	(15,972)
Restructured loans (still accruing interest)	14,529	22,371	9,030	(7,842)	5,499
Other real estate owned	24,407	31,069	57,023	(6,662)	(32,616)
Total non-performing assets	$222,933	$269,466	$266,022	$(46,533)	$(43,089)
30-89 days past due loans (still accruing interest)	$30,424	$23,646	$32,012	$6,778	$(1,588)
Allowance for credit losses	$139,831	$145,072	$145,477	$(5,241)	$(5,646)
Allowance for credit losses as a percent of loans	2.73%	2.84%	2.79%

(1)
Excludes covered loans and covered OREO. For a discussion of covered assets, refer to Note 5 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. Asset quality, including covered loans and covered OREO, is included in the section titled “Loan Portfolio and Credit Quality” elsewhere in this report.

Net income for second quarter 2011 was $10.8 million, before adjustments for preferred dividends and accretion and non-vested restricted shares, and $8.1 million, or $0.11 per share, applicable to common shareholders after such adjustments. This compares to net income of $7.8 million and net income applicable to common shareholders of $5.2 million, or $0.07 per share, for second quarter 2010. For the first six months of 2011, net income was $21.0 million, with $15.6 million, or $0.21 per share, applicable to common shareholders compared to net income of $15.9 million and net income applicable to common shareholders of $10.6 million, or $0.15 per share, for the same period in 2010.

Pre-tax, pre-provision core operating earnings of $34.3 million for second quarter 2011 and $65.8 million for the first six months of 2011 were relatively unchanged compared to the same periods in 2010, as higher net interest income and fee-based revenues offset higher noninterest expense, excluding losses recognized on OREO. A discussion of net interest income and noninterest income and expense is presented in the following section titled “Earnings Performance.”

Non-performing assets, excluding covered loans and covered OREO, were $222.9 million at June 30, 2011, decreasing $46.5 million, or 17.3%, from December 31, 2010. The reduction was substantially due to remediation activities, dispositions, and charge-offs, partially offset by loans downgraded to non-accrual status. For a detailed discussion of non-performing assets, refer to the section titled “Loan Portfolio and Credit Quality” elsewhere in this report.

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

Our accounting and reporting policies conform to GAAP and general practice within the banking industry. For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The effects of these adjustments are presented at the end of Tables 2 and 3. This measure may differ from other similarly named measures held by other companies.

Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended June 30, 2011 and 2010, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 2 also details changes from the prior year in income generated by earning assets and expense incurred for each funding source and analyzes the extent to which any changes are attributable to volume and rate changes. Table 3 presents this same information for the six months ended June 30, 2011 and 2010.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,						Attribution of Change in Net Interest Income (1)
	2011			2010
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate		Total
Assets:
Federal funds sold and other short-term investments	$566,315	$341	0.24	$300,346	$176	0.24	$160		$5	$165
Trading securities	16,255	23	0.57	14,134	27	0.76	5		(9)	(4)
Investment securities (2)	1,150,221	12,933	4.50	1,213,455	17,592	5.80	(878)		(3,781)	(4,659)
Federal Home Loan Bank and Federal Reserve Bank stock	59,745	340	2.28	59,758	335	2.24	-		5	5
Loans, excluding covered loans (2)	5,108,234	63,521	4.99	5,204,566	65,811	5.07	(1,182)		(1,108)	(2,290)
Covered interest-earning assets (3)	420,108	7,655	7.31	233,907	2,598	4.45	2,802		2,255	5,057
Total loans	5,528,342	71,176	5.16	5,438,473	68,409	5.05	1,620		1,147	2,767
Total interest-earning assets (2)	7,320,878	84,813	4.64	7,026,166	86,539	4.94	907		(2,633)	(1,726)
Cash and due from banks	120,599			170,524
Allowance for loan losses	(148,092)			(153,537)
Other assets	877,710			862,211
Total assets	$8,171,095			$7,905,364
Liabilities and Stockholders’ Equity:
Savings deposits	$944,802	485	0.21	$803,353	629	0.31	151		(295)	(144)
NOW accounts	1,126,913	316	0.11	1,157,246	548	0.19	(14)		(218)	(232)
Money market deposits	1,205,736	789	0.26	1,155,889	1,712	0.59	77		(1,000)	(923)
Time deposits	1,813,164	5,379	1.19	1,916,116	6,737	1.41	(347)		(1,011)	(1,358)
Borrowed funds	262,525	687	1.05	342,808	749	0.88	(402)		340	(62)
Subordinated debt	137,747	2,279	6.64	137,738	2,280	6.64	-		(1)	(1)
Total interest-bearing liabilities	5,490,887	9,935	0.73	5,513,150	12,655	0.92	(535)		(2,185)	(2,720)
Demand deposits	1,465,438			1,181,097
Other liabilities	80,000			58,723
Stockholders’ equity - common	941,770			959,394
Stockholders’ equity - preferred	193,000			193,000
Total liabilities and stockholders’ equity	$8,171,095			$7,905,364
Net interest income/margin (2)		$74,878	4.10		$73,884	4.21	$1,442	$	(448)	$994
Net interest income (GAAP)		$71,361			$69,619
Tax equivalent adjustment		3,517			4,265
Tax-equivalent net interest income		$74,878			$73,884

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

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Six Months Ended June 30,						Attribution of Change in Net Interest Income (1)
	2011			2010
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$517,370	$633	0.25	$171,386	$203	0.24	$423	$7	$430
Trading securities	15,816	53	0.67	14,208	57	0.80	10	(14)	(4)
Investment securities (2)	1,158,560	25,981	4.49	1,255,908	35,471	5.65	(2,594)	(6,896)	(9,490)
Federal Home Loan Bank and Federal Reserve Bank stock	60,537	697	2.30	59,130	663	2.24	16	18	34
Loans, excluding covered loans (2)	5,092,126	126,822	5.02	5,201,052	130,616	5.06	(2,743)	(1,051)	(3,794)
Covered interest-earning assets (3)	432,108	15,477	7.22	221,355	5,560	5.07	6,852	3,065	9,917
Total loans	5,524,234	142,299	5.19	5,422,407	136,176	5.06	4,109	2,014	6,123
Total interest-earning assets (2)	7,276,517	169,663	4.70	6,923,039	172,570	5.02	1,964	(4,871)	(2,907)
Cash and due from banks	121,043			141,640
Allowance for loan losses	(148,072)			(153,015)
Other assets	883,745			874,571
Total assets	$8,133,233			$7,786,235
Liabilities and Stockholders’ Equity:
Savings deposits	$923,124	961	0.21	$781,690	1,243	0.32	311	(593)	(282)
NOW accounts	1,085,825	636	0.12	1,040,362	1,057	0.20	48	(469)	(421)
Money market deposits	1,222,991	1,649	0.27	1,133,329	3,500	0.62	302	(2,153)	(1,851)
Time deposits	1,875,183	11,394	1.23	1,936,319	14,371	1.50	(442)	(2,535)	(2,977)
Borrowed funds	274,122	1,367	1.01	409,694	1,759	0.87	(766)	374	(392)
Subordinated debt	137,746	4,565	6.68	137,737	4,566	6.68	-	(1)	(1)
Total interest-bearing liabilities	5,518,991	20,572	0.75	5,439,131	26,496	0.98	(547)	(5,377)	(5,924)
Demand deposits	1,404,066			1,152,865
Other liabilities	81,599			58,019
Stockholders’ equity - common	935,577			943,220
Stockholders’ equity - preferred	193,000			193,000
Total liabilities and stockholders’ equity	$8,133,233			$7,786,235
Net interest income/margin (2)		$149,091	4.13		$146,074	4.25	$2,511	$506	$3,017
Net interest income (GAAP)		$142,007			$137,557
Tax equivalent adjustment		7,084			8,517
Tax-equivalent net interest income		$149,091			$146,074

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

Average interest-earning assets for second quarter 2011 rose $294.7 million, or 4.2%, from second quarter 2010. For the first six months of 2011, average interest-earning assets grew $353.5 million, or 5.1%, compared to the same period in 2010. These increases were due primarily to the addition of covered interest-earning assets and the investment of deposits acquired in FDIC-assisted transactions in short-term investments, and were partially offset by reductions in loans resulting from sales, paydowns, and charge-offs. We continue to maintain an elevated level of federal funds sold and other short-term investments as we manage our liquidity within the current low-yield interest rate environment.

Second quarter 2011 tax-equivalent net interest income increased $1.0 million, or 1.3%, compared to second quarter 2010. Interest expense declined $2.7 million, as we used proceeds from securities sales and maturities and transactional deposits acquired from FDIC-assisted transactions to reduce higher-costing time deposits and borrowed funds. Tax-equivalent interest income declined $1.7 million due to a 30 basis point decline in tax-equivalent yield discussed below.

For the first six months of 2011, tax-equivalent net interest income increased $3.0 million, or 2.1%, compared to the first six months of 2010 due to the impact of using proceeds from securities sales and maturities and transactional deposits acquired from FDIC-assisted transactions to reduce higher-costing time deposits and borrowed funds.

Tax-equivalent net interest margin for second quarter 2011 was 4.10%, a decline of 11 basis points from second quarter 2010. The reduction in margin resulted from 30 basis point decline in the average yield on interest-earning assets, primarily reflecting the impact of the growth in deposits invested in low-yielding short-term investments, partially offset by a 19 basis point decline in the average rate paid for interest-bearing liabilities, due in large part to a 22 basis point decline in the average rate paid for time deposits.

For the year-to-date periods, tax-equivalent net interest margin declined to 4.13% for the six months ended June 30, 2011, a decline of 12 basis points from the 2010 period. The decline for the six-month period was driven by the same forces as the second quarter decline.

Interest earned on covered loans is generally recognized through the accretion of the discount taken on expected future cash flows. The Company realized actual cash flows in excess of estimates upon final settlement of certain covered loans, resulting in additional income of $1.1 million for second quarter 2011 and $2.0 million for the first six months of 2011. This additional income is included in interest on covered interest-earning assets in the tables above and increased net interest margin by 6 basis points for both second quarter 2011 and the six months ended June 30, 2011. The impact of this type of income in the 2010 periods presented was de minimis.

We use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Noninterest Income

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Service charges on deposit accounts	$9,563	$9,052	5.6	$17,707	$17,433	1.6
Trust and investment advisory fees	4,118	3,702	11.2	8,234	7,295	12.9
Other service charges, commissions, and fees	5,362	4,628	15.9	10,276	8,800	16.8
Card-based fees (1)	5,162	4,497	14.8	9,691	8,390	15.5
Total fee-based revenues	24,205	21,879	10.6	45,908	41,918	9.5
Bank-owned life insurance (“BOLI”) income (2)	259	349	(25.8)	511	597	(14.4)
Other income (3)	501	680	(26.3)	1,479	1,196	23.7
Total operating revenues	24,965	22,908	9.0	47,898	43,711	9.6
Trading (losses) gains, net (4)	(2)	(1,022)	(99.8)	742	(561)	(232.3)
Gains on securities sales, net (5)	1,531	2,255	(32.1)	2,071	8,075	(74.4)
Securities impairment losses (5)	-	(1,134)	(100.0)	-	(3,897)	(100.0)
Gain on FDIC-assisted transaction (6)	-	4,303	(100.0)	-	4,303	(100.0)
Total noninterest income	$26,494	$27,310	(3.0)	$50,711	$51,631	(1.8)

N/M – Not meaningful.

(1)
Card-based fees consist of debit and credit card interchange fees charged for processing transactions as well as various fees charged on both customer and non-customer automated teller machine (“ATM”) and point-of-sale transactions processed through the ATM and point-of-sale networks.

(2)
BOLI income represents benefit payments received and the change in cash surrender value (“CSV”) of the policies, net of premiums paid. The change in CSV is attributed to earnings or losses credited to the policies based on investments made by the insurer. For a further discussion of our investment in BOLI, see Note 1 to the Consolidated Financial Statements of our 2010 10-K.

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
(6)
The gain on FDIC-assisted transaction in the 2010 periods relates to a second quarter 2010 event in which we acquired the majority of the assets of a financial institution in an FDIC-assisted transaction.

Total noninterest income decreased 3.0% for second quarter 2011 and 1.8% for the first six months of 2011 compared to the same periods in 2010. Increase in fee-based revenues for both periods were more than offset by lower gains on securities sales, net of securities impairment losses, and a gain on an FDIC-assisted transaction in the 2010 periods.

Fee-based revenues for second quarter 2011 rose 10.6% compared to second quarter 2010, and fee-based revenues for the first six months of 2011 grew 9.5% from the same period in 2010, with increases in all categories for both periods.

The rise in service charges for second quarter 2011 compared to second quarter 2010 was due primarily to a combination of higher volume non-sufficient-funds (“NSF”) fees and market-driven pricing increases.

An increase in trust assets under management drove the rise in trust and investment advisory fees for both periods presented. Trust assets under management grew 13.0% from $4.0 billion as of June 30, 2010 to $4.5 billion as of June 30, 2011. Approximately $400 million of this growth was derived equally from improved equity market performance and new sales results, with the remaining $100 million resulting from the addition of managed assets acquired in an FDIC-assisted transaction.

Increased merchant fees led to the increase in other service charges, commissions, and fees from both prior periods presented. The year-over-year increase in merchant fees was due primarily to a 25% volume increase resulting from customers acquired in an FDIC-assisted transaction.

We experienced a continued favorable variance in card-based fees for both periods, which was attributed to both volume and transaction rates. Volume increases were due to a higher number of transactions and an increase in the average purchase per transaction. The increase in rates earned on card-based fees resulted from the migration from multi-merchant networks to an exclusive MasterCard network in most areas, which drove higher transaction yields and incentives.

Noninterest Expense
Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Compensation expense:
Salaries and wages	$25,493	$21,146	20.6	$51,158	$43,282	18.2
Retirement and other employee benefits	5,765	5,394	6.9	12,623	10,142	24.5
Total compensation expense	31,258	26,540	17.8	63,781	53,424	19.4
OREO expense, net:
Write-downs of OREO	1,523	3,272	(53.5)	2,635	5,610	(53.0)
Losses on the sales of OREO, net (1)	1,900	5,652	(66.4)	3,015	11,193	(73.1)
OREO operating expense, net (2)	1,800	2,926	(38.5)	3,504	5,834	(39.9)
Total OREO expense	5,223	11,850	(55.9)	9,154	22,637	(59.6)
Professional services:
Loan remediation costs	2,878	2,649	8.6	5,726	5,873	(2.5)
Other professional services	2,762	3,003	(8.0)	5,033	6,319	(20.4)
Total professional services	5,640	5,652	(0.2)	10,759	12,192	(11.8)
FDIC insurance premiums	1,708	2,546	(32.9)	4,433	5,078	(12.7)
Net occupancy expense	5,681	5,657	0.4	12,465	11,697	6.6
Equipment expense	2,331	2,151	8.4	4,650	4,279	8.7
Technology and related costs	2,697	2,785	(3.2)	5,320	5,268	1.0
Advertising and promotions	1,378	2,473	(44.3)	2,457	3,532	(30.4)
Merchant card expense	2,391	1,996	19.8	4,479	3,646	22.8
Other expenses	7,116	5,805	22.6	13,048	11,175	16.8
Total noninterest expense	$65,423	$67,455	(3.0)	$130,546	$132,928	(1.8)
Total noninterest expense, excluding losses recognized on OREO	$62,000	$58,531	5.9	$124,896	$116,125	7.6
Full-time equivalent employees	1,846	1,762	4.8	1,846	1,746	5.7
Efficiency ratio (3)	60.19%	57.92%		61.29%	58.16%

(1)	For a discussion of sales of OREO properties, refer to the section titled “Non-performing assets.”
(2)	OREO operating expense, net, consists of real estate taxes, commissions on sales, insurance, and maintenance, net of any rental income.
(3)	The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fees and other income.

Total noninterest expense for second quarter 2011 decreased 3.0% from second quarter 2010. For the first six months of 2011, noninterest expense decreased 1.8% from the same period in 2010.

OREO expenses were elevated in 2010 due to higher levels of write-downs and losses on sales of OREO and related operating expenses incurred due to greater average OREO balances during the year. Excluding OREO expense, total noninterest expense was up 5.9% for the current quarter and 7.6% for the current year-to-date period compared to the same periods in 2010.

The increase in salaries and wages from the 2010 periods to the 2011 periods resulted primarily from additional staff employed through the Company’s FDIC-assisted transactions, the expansion of commercial sales staff, and annual merit increases. The variances in employee benefits for the periods presented were impacted by changes in overall staffing levels.

FDIC premiums decreased for the 2011 periods compared to the same periods in 2010, primarily due to a change in regulatory requirements for calculating the premium. Specifically, the insurance premium assessment base was revised from all domestic deposits to the average of total assets less tangible equity.

High snow removal costs in first quarter 2011 accounted for the increased net occupancy expense for the six months ended June 30, 2011 compared to the same period in 2010. Costs associated with operating branches acquired through FDIC-assisted transactions resulted in an increase in equipment expense for both periods presented.

Advertising and promotions expense for the 2011 periods was down from the same periods in the prior year. Second quarter 2010 advertising costs included costs to implement a new consumer overdraft program and one-time expenses incurred in response to FDIC-assisted transaction activity in the Chicago banking market.

The increases in merchant card expense for both periods presented were due primarily to higher cardholder expenses driven by higher transaction volumes, along with costs acquired through FDIC-assisted transactions. The increases in other noninterest expense were due to higher miscellaneous losses.

Included in noninterest expense for the 2010 periods are integration costs associated with FDIC-assisted transactions of $1.8 million for second quarter 2010 and $1.9 million for the six months ended June 30, 2010.

The efficiency ratio for second quarter 2011 increased to 60.19% compared to 57.92% for second quarter 2010. For the six months ended June 30, 2011, the efficiency ratio rose to 61.29% from 58.16% for the same period in 2010.

Income Taxes

Our accounting policies underlying the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 16 to the Consolidated Financial Statements of our 2010 10-K.

Federal income tax expense, and the related effective income tax rate, is primarily influenced by the amount of tax-exempt income derived from investment securities and bank-owned life insurance in relation to pre-tax income. State income tax expense, and the related effective tax rate, is influenced by the amount of state tax-exempt income in relation to pre-tax income, and state tax rules related to consolidated/combined reporting and sourcing of income and expense.

Income tax expense was $2.8 million for second quarter 2011, increasing from $139,000 for second quarter 2010. Income tax expense was $2.9 million for the six months ended June 30, 2011, an increase from $494,000 for the six months ended June 30, 2010. The increases resulted from an increase in pre-tax income in the 2011 periods compared to the same periods in the prior year, as well as decreases in tax-exempt income and the impacts of the Illinois tax law change described below.

Effective January 1, 2011, the Illinois corporate income tax rate increased from 7.3% to 9.5%. This rate increase resulted in additional state income tax expense of $155,000 for second quarter 2011 and $263,000 for the six months ended June 30, 2011. Also, as a result of this rate change, we recorded a $1.6 million state tax benefit in first quarter 2011 related to the write-up of state deferred tax assets.

Audits of the Company’s 2006-2007 Illinois tax returns were closed during first quarter 2011 without significant adjustments.

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

Table 6
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	June 30, 2011					December 31, 2010
	Fair Value	Amortized Cost	Unrealized Gains (Losses)		% of Total Amortized Cost	Fair Value	Amortized Cost	Unrealized Gains (Losses)		% of Total Amortized Cost
Available-for-Sale
U.S. agency securities	$8,113	$8,122	$	(9)	0.8	$17,886	$18,000	$	(114)	1.5
Collateralized mortgage obligations (“CMOs”)	376,702	373,600		3,102	34.0	379,589	377,692		1,897	32.3
Other mortgage-backed securities	97,805	91,539		6,266	8.3	106,451	100,780		5,671	8.6
Municipal securities	479,919	471,617		8,302	43.0	503,991	512,063		(8,072)	43.7
Collateralized debt obligations (“CDOs”)	16,487	49,695		(33,208)	4.5	14,858	49,695		(34,837)	4.2
Corporate debt securities	27,922	25,325		2,597	2.3	32,345	29,936		2,409	2.6
Equity securities	2,925	2,158		767	0.2	2,682	2,134		548	0.2
Total available-for- sale	1,009,873	1,022,056		(12,183)	93.1	1,057,802	1,090,300		(32,498)	93.1
Held-to-Maturity
Municipal securities	78,485	76,142		2,343	6.9	82,525	81,320		1,205	6.9
Total securities	$1,088,358	$1,098,198		$(9,840)	100.0	$1,140,327	$1,171,620		$(31,293)	100.0

	June 30, 2011			December 31, 2010
	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity
Available-for-Sale
U.S. agency securities	2.34%	0.66	4.29%	1.91%	0.58	3.22%
CMOs	1.44%	2.40	2.27%	0.74%	2.52	2.31%
Other mortgage-backed securities	2.91%	4.43	4.88%	2.36%	3.85	4.62%
Municipal securities	5.14%	5.12	6.16%	5.35%	8.01	6.15%
CDOs	0.25%	8.67	0.00%	0.25%	8.78	0.00%
Other securities	6.51%	11.34	6.74%	6.58%	11.18	6.85%
Total available-for-sale	3.36%	4.35	4.33%	3.22%	5.72	4.37%
Held-to-Maturity
Municipal securities	5.94%	10.64	6.56%	5.78%	9.99	6.61%
Total securities	3.54%	4.79	4.48%	3.40%	6.02	4.52%

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

Portfolio Composition

As of June 2011, our securities portfolio totaled $1.1 billion, which was relatively unchanged compared to December 31, 2010. Approximately 95% of our $1.0 billion available-for-sale portfolio was comprised of U.S. agency securities, municipals, CMOs, and other mortgage-backed securities as of June 30, 2011. The remainder consisted of seven CDOs with a fair value of $16.5 million and an aggregate unrealized loss of $33.2 million, and miscellaneous other securities totaling $30.8 million.

Investments in municipal securities comprised 47.5%, or $479.9 million, of the total available-for-sale securities portfolio at June 30, 2011. This type of security has historically experienced very low default rates and provided a predictable cash flow. Most of our municipal portfolio carries third-party bond insurance or other types of credit enhancement, and the majority is general obligations of local municipalities. Available-for-sale municipal securities declined 4.8% from $504.0 million at December 31, 2010. The decline was driven by sales, maturities, and paydowns.

The average life of our municipal securities declined from 8.01 years as of December 31, 2010 to 5.12 years as of June 30, 2011. The decline reflected the impact of a higher probability of calls at June 30, 2011 compared to December 31, 2010, given the lower interest rate environment and improved economic outlook for this sector, as well as sales during the period of longer-term municipal securities.

Securities Sales

Net securities gains were $1.5 million for second quarter 2011 and $2.1 million for the six months ended June 30, 2011. Gains on sales of securities for the six months ended June 30, 2011 resulted from the sale of $97.3 million in collateralized mortgages obligations, municipal securities, and corporate debt securities, of which $44.2 million was sold in first quarter 2011, and $53.1 million was sold in second quarter 2011.

Net securities gains were $1.1 million for second quarter 2010 and $4.2 million for the first six months of 2010. These gains were net of other-than-temporary impairment charges of $1.1 million for second quarter 2010 and $3.9 million for the first six months of 2010 primarily associated with our investment in CDOs.

Unrealized Gains and Losses

Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive loss. This balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate fair value of the portfolio. Net unrealized losses at June 30, 2011 were $12.2 million, down from $32.5 million at December 31, 2010, reflecting the impact of the change in interest rates on our securities portfolio, which primarily consist of fixed-rate securities, and a narrowing of spreads on municipal securities.

CMOs and other mortgage-backed securities are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these types of securities as of June 30, 2011 represents an other-than-temporary impairment, since the unrealized losses associated with these securities are not believed to be attributable to credit quality, but rather to changes in interest rates and temporary market movements.

As of June 30, 2011, net unrealized gains in the municipal securities portfolio totaled $8.3 million compared to a net unrealized loss of $8.1 million as of December 31, 2010. The change in fair value of municipal securities reflects the impact of the change in market interest rates on these fixed-rate investments as well as an improved economic outlook for municipal securities as consumer confidence rose during the period. Substantially all of these securities carry investment grade ratings, with the bulk of them supported by the general revenues of the issuing governmental entity and supported by third-party insurance. We do not believe the unrealized loss on any of these securities is other-than-temporary.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities decreased $1.6 million since December 31, 2010. The unrealized loss reflects the difference between amortized cost and fair value that we determined did not relate to credit and reflects the market’s unfavorable bias against these investments. We do not believe the unrealized losses on the CDOs as of June 30, 2011 represent other-than-temporary impairment. We currently have no evidence that would suggest further reductions in net cash flows on these investments from what has already been recognized. In addition, we do not intend to sell the CDOs with unrealized losses, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost bases, which may be at maturity. Our estimation of cash flows for these investments and resulting fair values were based upon cash flow modeling, as described in Note 12 of “Notes to the Consolidated Financial Statements,” in Item 1 of this Form 10-Q.

Effective Duration

The effective duration of the available-for-sale portfolio was 3.36% as of June 30, 2011 compared to 3.22% as of December 31, 2010, with the increase primarily related to CMOs and other mortgage-backed securities. The effective duration increased on these types of securities due to an increase in interest rates for these types of investments.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Table 7
Loan Portfolio
(Dollar amounts in thousands)

	June 30, 2011	% of Total	December 31, 2010	% of Total	Annualized % Change
Commercial and industrial	$1,518,772	29.7	$1,465,903	28.7	7.2
Agricultural	237,518	4.6	227,756	4.5	8.6
Commercial real estate:
Office	415,654	8.1	396,836	7.8	9.5
Retail	324,977	6.4	328,751	6.4	(2.3)
Industrial	488,469	9.6	478,026	9.4	4.4
Multi-family	336,138	6.6	349,862	6.9	(7.8)
Residential construction	129,327	2.5	174,690	3.4	(51.9)
Commercial construction	146,679	2.9	164,472	3.2	(21.6)
Other commercial real estate	852,966	16.7	856,357	16.8	(0.8)
Total commercial real estate	2,694,210	52.8	2,748,994	53.9	(4.0)
Total corporate loans	4,450,500	87.1	4,442,653	87.1	0.4
Home equity	429,923	8.4	445,243	8.7	(6.9)
1-4 family mortgages	185,002	3.6	160,890	3.2	30.0
Installment loans	47,486	0.9	51,774	1.0	(16.6)
Total consumer loans	662,411	12.9	657,907	12.9	1.4
Total loans, excluding covered loans	5,112,911	100.0	5,100,560	100.0	0.5
Covered loans (1)	314,942		371,729		(30.6)
Total loans	$5,427,853		$5,472,289		(1.6)

(1)
For a detailed discussion of our covered loans and the related accounting policy for covered loans, refer to Notes 1 and 5 of “Notes to the Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Total loans, including covered loans, of $5.4 billion as of June 30, 2011 remained relatively unchanged from December 31, 2010. Excluding the reduction in residential and commercial construction (which is discussed further below), as well as covered loans, annualized loan growth for the six-month period ending June 30, 2011 was 3.2%. The growth was led by commercial and industrial (7.2%), 1-4 family mortgages (30.0%), and office commercial real estate (9.5%).

Non-performing Assets

The following table presents our loan portfolio by performing and non-performing status.

Table 8
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

			Past Due
	Total Loans	Performing	30-89 Days Past Due	90 Days Past Due	Non-accrual	Restructured (still accruing interest)
As of June 30, 2011
Commercial and industrial	$1,518,772	$1,457,838	$6,806	$2,095	$44,393	$7,640
Agricultural	237,518	236,492	17	-	1,009	-
Commercial real estate:
Office	415,654	407,998	2,494	70	3,154	1,938
Retail	324,977	314,978	583	-	7,887	1,529
Industrial	488,469	480,785	1,925	233	5,526	-
Multi-family	336,138	307,587	4,609	557	23,385	-
Residential construction	129,327	102,357	3,394	-	23,576	-
Commercial construction	146,679	125,230	-	-	21,449	-
Other commercial real estate	852,966	813,884	1,406	464	36,984	228
Total commercial real estate	2,694,210	2,552,819	14,411	1,324	121,961	3,695
Total corporate loans	4,450,500	4,247,149	21,234	3,419	167,363	11,335
Home equity	429,923	414,344	6,671	2,392	5,519	997
1-4 family mortgages	185,002	175,743	1,984	656	4,577	2,042
Installment loans	47,486	46,725	535	35	36	155
Total consumer loans	662,411	636,812	9,190	3,083	10,132	3,194
Total loans, excluding covered loans	5,112,911	4,883,961	30,424	6,502	177,495	14,529
Covered loans	314,942	216,850	26,180	68,324	3,588	-
Total loans	$5,427,853	$5,100,811	$56,604	$74,826	$181,083	$14,529
As of December 31, 2010
Commercial and industrial	$1,465,903	$1,403,409	$5,398	$1,552	$50,088	$5,456
Agricultural	227,756	223,021	65	187	2,497	1,986
Commercial real estate:
Office	396,836	389,936	1,671	-	5,087	142
Retail	328,751	320,477	447	-	7,827	-
Industrial	478,026	468,995	461	-	6,659	1,911
Multi-family	349,862	343,070	486	-	6,203	103
Residential construction	174,690	122,317	51	200	52,122	-
Commercial construction	164,472	135,787	-	-	28,685	-
Other commercial real estate	856,357	802,461	8,115	345	40,605	4,831
Total commercial real estate	2,748,994	2,583,043	11,231	545	147,188	6,987
Total corporate loans	4,442,653	4,209,473	16,694	2,284	199,773	14,429
Home equity	445,243	428,726	4,055	1,870	7,948	2,644
1-4 family mortgages	160,890	149,419	2,267	4	3,902	5,298
Installment loans	51,774	50,899	630	86	159	-
Total consumer loans	657,907	629,044	6,952	1,960	12,009	7,942
Total loans, excluding covered loans	5,100,560	4,838,517	23,646	4,244	211,782	22,371
Covered loans	371,729	268,934	18,445	84,350	-	-
Total loans	$5,472,289	$5,107,451	$42,091	$88,594	$211,782	$22,371

The following table provides a comparison of our non-performing assets and past due loans to prior periods.

Table 9
Non-performing Assets and Past Due Loans
(Dollar amounts in thousands)

	2011		2010
	June 30	March 31	December 31	September 30	June 30
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$177,495	$186,563	$211,782	$211,366	$193,689
90 days or more past due loans	6,502	5,231	4,244	9,136	6,280
Total non-performing loans	183,997	191,794	216,026	220,502	199,969
Restructured loans (still accruing interest)	14,529	14,120	22,371	11,002	9,030
Other real estate owned	24,407	33,863	31,069	52,044	57,023
Total non-performing assets	$222,933	$239,777	$269,466	$283,548	$266,022
30-89 days past due loans	$30,424	$28,927	$23,646	$41,590	$32,012
Non-accrual loans to total loans	3.47%	3.66%	4.15%	4.09%	3.72%
Non-performing loans to total loans	3.60%	3.76%	4.24%	4.27%	3.84%
Non-performing assets to loans plus OREO	4.34%	4.67%	5.25%	5.44%	5.05%
Covered loans and covered OREO (1)
Non-accrual loans	$3,588	$-	$-	$-	$-
90 days or more past due loans	68,324	88,605	84,350	74,777	47,912
Total non-performing loans	71,912	88,605	84,350	74,777	47,912
Restructured loans (still accruing interest)	-	-	-	-	-
Other real estate owned	14,583	21,543	22,370	31,550	10,657
Total non-performing assets	$86,495	$110,148	$106,720	$106,327	$58,569
30-89 days past due loans	$26,180	$10,399	$18,445	$24,005	$13,725
Non-performing assets, including covered loans and covered OREO
Non-accrual loans	$181,083	$186,563	$211,782	$211,366	$193,689
90 days or more past due loans	74,826	93,836	88,594	83,913	54,192
Total non-performing loans	255,909	280,399	300,376	295,279	247,881
Restructured loans (still accruing interest)	14,529	14,120	22,371	11,002	9,030
Other real estate owned	38,990	55,406	53,439	83,594	67,680
Total non-performing assets	$309,428	$349,925	$376,186	$389,875	$324,591
30-89 days past due loans	$56,604	$39,326	$42,091	$65,595	$45,737
Non-accrual loans to total loans	3.34%	3.42%	3.87%	3.80%	3.60%
Non-performing loans to total loans	4.71%	5.15%	5.49%	5.31%	4.61%
Non-performing assets to loans plus OREO	5.66%	6.36%	6.81%	6.90%	5.97%

(1)	For a discussion of covered loans and covered OREO, refer to Note 5 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Non-performing assets, excluding covered loans and covered OREO, were $222.9 million at June 30, 2011, decreasing $46.5 million, or 17.3%, from December 31, 2010. The reduction was substantially due to remediation activities, dispositions, charge-offs, and the return of restructured loans to performing status partially offset by loans downgraded to non-accrual status.

During the six months ended June 30, 2011, we had sales and partial sales of non-performing assets totaling $61.9 million, comprised of $41.5 million in non-accrual loans sold, paid off, or transferred to held-for-sale and $20.4 million in OREO properties sold. For further discussion of these dispositions, refer to the section titled “Disposals of Non-performing Assets.”

During the first six months of 2011, we also returned $19.5 million in restructured loans to performing status as a result of satisfactory payment performance after the modifications of the loans.

Covered loans and covered OREO were recorded at their estimated fair values at the time of acquisition. These assets are covered by loss sharing agreements with the FDIC, whereby the FDIC will reimburse us for the majority of the losses incurred on these assets, substantially mitigating the risk of loss. Although non-performing covered loans are past due based on contractual terms, substantially all of them continue to perform in accordance with our expectations of cash flows.

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

Non-accrual loans declined from $211.8 million at December 31, 2010 to $177.5 million at June 30, 2011 as sales, payments, charge-offs, and transfers to OREO exceeded the amount of loans downgraded from performing to non-accrual during the first six months of 2011.

Construction Portfolio

Construction loans totaled $276.0 million at June 30, 2011, a reduction of $63.2 million, or 18.6%, from December 31, 2010. Non-performing construction loans totaled $45.0 million at June 30, 2011, a 44.4% decline in non-performing construction loans compared to December 31, 2010 and represented 16.3% of total construction loans as of June 30, 2011, compared to 23.9% as of December 31, 2010. The decline was due to sales, paydowns, charge-offs, and transfers to OREO upon foreclosure. This portfolio represents loans to developers and is particularly susceptible to declining real estate values.

The following table provides details on the nature of these construction portfolios.

Table 10
Construction Loans by Type, Excluding Covered Loans
(Dollar amounts in thousands)

	Residential Construction		Commercial Construction		Combined		Non- performing Loans
Underlying Collateral	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
As of June 30, 2011
Raw Land	$28,133	21.7	$44,083	30.1	$72,216	26.2	$26,381
Developed Land	66,211	51.2	56,490	38.5	122,701	44.4	10,826
Construction	14,575	11.3	17,108	11.7	31,683	11.5	2,173
Substantially completed structures	16,946	13.1	25,262	17.2	42,208	15.3	3,807
Mixed and other	3,462	2.7	3,736	2.5	7,198	2.6	1,838
Total	$129,327	100.0	$146,679	100.0	$276,006	100.0	$45,025
Weighted-average maturity (in years)	0.43		0.73		0.59
Non-accrual loans	$23,576		$21,449		$45,025
90-days past due loans	-		-		-
Total non-performing loans	$23,576		$21,449		$45,025
Non-performing loans as a percent of total loans	18.2%		14.6%		16.3%
As of December 31, 2010
Raw land	$35,401	20.3	$46,995	28.6	$82,396	24.3	$38,605
Developed land	83,229	47.6	71,856	43.7	155,085	45.7	23,320
Construction	14,077	8.1	22,882	13.9	36,959	10.9	1,570
Substantially completed structures	32,538	18.6	22,284	13.5	54,822	16.2	10,576
Mixed and other	9,445	5.4	455	0.3	9,900	2.9	6,936
Total	$174,690	100.0	$164,472	100.0	$339,162	100.0	$81,007
Weighted-average maturity (in years)	0.49		0.68		0.58
Non-accrual loans	$52,122		$28,685		$80,807
90-days past due loans	200		-		200
Total non-performing loans	$52,322		$28,685		$81,007
Non-performing loans as a percent of total loans	30.0%		17.4%		23.9%

Of the $45.0 million in non-performing construction loans as of June 30, 2011, 60.0% was comprised of six credits, principally representing raw land, the largest of which was $17.5 million. Life-to-date charge-offs on these six credits totaled $11.4 million. We had valuation allowances related to one of these loans totaling $105,000 as of June 30, 2011.

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

For a restructured loan to begin accruing interest, the borrower must demonstrate both some level of performance and the capacity to perform under the modified terms. A history of timely payments and adherence to financial covenants generally serve as sufficient evidence of the borrower’s performance. An evaluation of the borrower’s current creditworthiness is used to assess whether the borrower has the capacity to repay the loan under the modified terms. This evaluation includes an estimate of expected cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable. Once the borrower demonstrates the ability to meet the modified terms of the restructured loan and we are reasonably assured we will receive the full principal and interest under the restructured terms, we will return the loan to accrual status..

Loan modifications are generally performed at the request of the individual borrower and may include reduction in interest rates, changes in payments, and maturity date extensions. Although we do not have formal, standardized loan modification programs for our commercial or consumer loan portfolios, we do participate in the U.S. Department of the Treasury (“Treasury”)’s Home Affordable Modification Program (“HAMP”) and comply with Regulation Z, the Federal Truth in Lending Act. HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the Treasury compensating us for a portion of the reduction in monthly amounts due from borrowers participating in this program.

At June 30, 2011, we had restructured loans totaling $35.8 million, a decrease of $20.3 million from December 31, 2010. The June 30, 2011 total includes $14.5 million in loans that were restructured at market terms and are accruing interest. After a period of performance under the restructured terms, these loans will be reclassified to performing status. During the first six months of 2011, $19.5 million of restructured loans were returned to performing status as a result of satisfactory payment performance after the modification of the loans.

Table 11
Restructured Loans by Type
(Dollar amounts in thousands)

	June 30, 2011		March 31, 2011		December 31, 2010		June 30, 2010
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	25	$18,887	28	$22,569	46	$23,404	33	$18,682
Agricultural	-	-	-	-	1	1,986	-	-
Commercial real estate:
Office	1	1,938	-	-	1	142	1	142
Retail	1	1,529	-	-	-	-	-	-
Industrial	-	-	1	1,828	2	1,911	-	-
Multi-family	8	2,582	8	3,078	9	3,193	9	4,860
Residential construction	3	3,115	4	4,539	4	8,323	1	1,423
Other commercial real estate	7	2,633	7	6,588	13	7,229	8	3,001
Total commercial real estate loans	20	11,797	20	16,033	29	20,798	19	9,426
Home equity loans	24	1,701	22	1,641	50	3,233	39	2,260
1-4 family mortgages	28	3,420	23	2,944	49	6,703	37	5,330
Total consumer loans	52	5,121	45	4,585	99	9,936	76	7,590
Total restructured loans	97	$35,805	93	$43,187	175	$56,124	128	$35,698
Restructured loans, still accruing interest	56	$14,529	53	$14,120	120	$22,371	81	$9,030
Restructured loans included in non-accrual	41	21,276	40	29,067	55	33,753	47	26,668
Total restructured loans	97	$35,805	93	$43,187	175	$56,124	128	$35,698
Year-to-date charge-offs on restructured loans		$1,809		$63		$11,534		$793
Valuation allowance related to restructured loans		$-		$519		$-		$-

OREO

OREO consists of properties acquired as the result of borrower defaults on loans. OREO is recorded at the lower of the outstanding loan balance or the fair value of the property received, less estimated selling costs. Write-downs occurring at foreclosure are charged against the allowance for loan losses. On a periodic basis, the carrying values of OREO are adjusted to reflect reductions in value resulting from new appraisals, new list prices, changes in market conditions, and/or changes in disposition strategies. Write-downs are recorded for these subsequent declines in value and are included in other noninterest expense along with expenses to maintain the properties.

OREO, excluding covered OREO, was $24.4 million at June 30, 2011 compared to $31.1 million at December 31, 2010 and $57.0 million at June 30, 2010.

Table 12
OREO Properties by Type
(Dollar amounts in thousands)

	June 30, 2011		December 31, 2010		June 30, 2010
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single family homes	7	$813	6	$1,113	17	$3,191
Land parcels:
Raw land	5	7,364	5	7,467	5	11,511
Farmland	1	208	2	4,657	2	9,087
Commercial lots	17	7,558	14	4,096	15	4,885
Single-family lots	18	3,780	27	7,564	53	19,609
Total land parcels	41	18,910	48	23,784	75	45,092
Multi-family units	4	666	4	714	2	444
Commercial properties	14	4,018	12	5,458	11	8,296
Total OREO properties	66	$24,407	70	$31,069	105	$57,023
Covered OREO	38	$14,583	44	$22,370	18	$10,657

Disposals of Non-performing Assets

During the six months ended June 30, 2011, we had sales and partial sales of non-performing assets totaling $61.9 million, comprised of $41.5 million in non-accrual loans sold, paid off, or transferred to held-for-sale and $20.4 million in OREO properties sold. Approximately 40% of the sales were related to non-performing assets in the construction portfolio. The following table summarizes disposals of non-performing assets during the six months ended June 30, 2011.

Table 13
Disposals of Non-accrual Loans
(Dollar amounts in thousands)

	Six Months Ended June 30, 2011
	Proceeds	Book Value	Charge-offs
Loans sold or identified as held-for-sale
Office retail, and, industrial	$551	$997	$	(446)
Residential construction	3,691	6,269		(2,578)
Commercial construction	3,800	4,000		(200)
Total loans sold	8,042	11,266		(3,224)
Residential construction loan classified as held-for-sale	1,595	1,595		-
Partial sales and paydowns	28,643	28,643		-
Total loans sold, paid off or transferred to held-for-sale	$38,280	41,504		(3,224)

For the six months ended June 30, 2011, proceeds from disposals of non-accrual loans represented 92.2% of carrying value. During this period, we disposed of six primarily construction non-accrual loans with a book value of $7.3 million for proceeds of $4.3 million in a bulk sale. Charge-offs of $3.0 million were taken on these loans based on the sales prices once the loans were identified for sale. We also sold a $4.0 million commercial construction loan and recorded a charge-off of $200,000, and transferred a $1.6 million residential construction loan to held-for-sale status as of June 30, 2011.

Table 14
Disposals of OREO Properties
(Dollar amounts in thousands)

	Six Months Ended June 30, 2011
	OREO	Covered OREO		Total
OREO sales
Proceeds from sales	$17,580		$3,855	$21,435
Less: Basis of properties sold	20,402		4,048	24,450
Losses on sales of OREO, net	$(2,822)	$	(193)	$(3,015)
OREO transfers and write-downs
OREO transferred to premises, furniture, and equipment (at fair value)	$841		$-	$841
OREO write-downs	$1,693		$942	$2,635

OREO sales, excluding covered OREO, consisted of 60 properties for the six months ended June 30, 2011, with the majority classified as farmland, residential lots, and 1-4 family.

Almost 60% of the total disposals of loans and OREO represented non-performing assets we identified as part of our shift in strategy in fourth quarter 2010 to more aggressively pursue dispositions, particularly for construction loans and OREO. We received proceeds of $31.3 million from the disposition of these assets, which represented 87.6% of the recorded investment of those assets and resulted in a loss of $4.4 million, about half of which pertained primarily to two residential construction projects sold at auction. Of the assets identified for a change in disposition strategy in fourth quarter 2010, less than half remain.

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

The establishment of the allowance for credit losses involves a high degree of judgment and includes a level of imprecision given the difficulty of identifying all the factors impacting loan repayment and the timing of when losses actually occur. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and property values, and the interpretation by regulatory authorities of loan risk classifications. While each component of the allowance for credit losses is determined separately, the entire balance is available for the entire loan portfolio. Management believes that the allowance for credit losses of $139.8 million is an appropriate estimate of credit losses inherent in the loan portfolio as of June 30, 2011.

The accounting policies underlying the establishment and maintenance of the allowance for credit losses are discussed in Note 1 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Table 15
Allowance for Credit Losses
And Summary of Loan Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	2011		2010
	June 30	March 31	December 31	September 30	June 30
Change in allowance for credit losses:
Balance at beginning of quarter	$145,003	$145,072	$145,019	$145,477	$144,824
Loans charged-off:
Commercial and industrial	(6,003)	(4,965)	(10,629)	(13,968)	(5,896)
Agricultural	(900)	(9)	(125)	(489)	(546)
Office, retail, and industrial	(647)	(1,199)	(2,888)	(3,205)	(2,377)
Multi-family	(6,652)	(549)	(1,017)	(412)	(732)
Residential construction	(3,661)	(5,422)	(36,435)	(4,571)	(10,048)
Commercial construction	(185)	(261)	(7,743)	(228)	(115)
Other commercial real estate	(2,484)	(5,401)	(12,354)	(10,417)	(1,560)
Consumer	(2,767)	(2,424)	(2,416)	(2,139)	(2,546)
1-4 family mortgages	(341)	(247)	(238)	(364)	(261)
Total loans charged-off	(23,640)	(20,477)	(73,845)	(35,793)	(24,081)
Recoveries on loans previously charged-off:
Commercial and industrial	418	1,837	431	706	3,217
Agricultural	101	-	-	-	-
Office, retail, and industrial	38	16	-	380	24
Multi-family	-	-	(189)	190	247
Residential construction	2,762	4	500	111	54
Commercial construction	52	-	-	-	-
Other commercial real estate	377	43	152	200	53
Consumer	64	107	42	160	264
1-4 family mortgages	1	1	-	1	-
Total recoveries on loans previously charged-off	3,813	2,008	936	1,748	3,859
Net loans charged-off, excluding covered loans	(19,827)	(18,469)	(72,909)	(34,045)	(20,222)
Net (charge-offs) recoveries on covered loans	(4,108)	(1,092)	(935)	11	(651)
Net loans charged off	(23,935)	(19,561)	(73,844)	(34,034)	(20,873)
Provision charged to operating expense:
Provision, excluding provision for covered loans	14,655	18,400	72,962	33,587	20,875
Provision for covered loans	22,356	7,501	14,410	(424)	13,023
Less: expected reimbursement from the FDIC	(18,248)	(6,409)	(13,475)	413	(12,372)
Net provision for covered loans	4,108	1,092	935	(11)	651
Total provision charged to operating expense	18,763	19,492	73,897	33,576	21,526
Balance at end of quarter	$139,831	$145,003	$145,072	$145,019	$145,477
Allowance for loan losses	137,331	$142,503	$142,572	$144,569	$145,027
Reserve for unfunded commitments	2,500	2,500	2,500	450	450
Total allowance for credit losses	$139,831	$145,003	$145,072	$145,019	$145,477

	Quarters Ended
	2011		2010
	June 30	March 31	December 31	September 30	June 30
Average loans, excluding covered loans	$5,108,234	$5,075,840	$5,155,416	$5,207,419	$5,204,566
Net loans charged-off to average loans, excluding covered loans, annualized	1.56%	1.48%	5.61%	2.59%	1.56%
Allowance for credit losses at end of period as a percent of:
Total loans, excluding covered loans	2.73%	2.85%	2.84%	2.81%	2.79%
Non-performing loans, excluding covered loans	76%	76%	67%	66%	73%
Average loans, including covered loans	$5,443,761	$5,438,978	$5,545,953	$5,494,712	$5,376,861
Net loans charged-off to average loans, annualized	1.76%	1.46%	5.28%	2.46%	1.56%
Allowance for credit losses at end of period as a percent of:
Total loans	2.58%	2.66%	2.65%	2.61%	2.71%
Non-performing loans	55%	51%	48%	49%	59%

The allowance for credit losses represented 2.73% of total loans outstanding, excluding covered loans, at June 30, 2011 compared to 2.84% at December 31, 2010 and 2.79% at June 30, 2010. The allowance for credit losses declined $5.2 million from $145.1 million as of December 31, 2010 to $139.8 million as of June 30, 2011. During the first six months of 2011, we saw improvements in non-accrual and non-performing loans, along with improved credit metrics, resulting in a decrease in our estimate of credit losses inherent in the loan portfolio and the amount of allowance for credit losses deemed appropriate to cover those losses.

Net charge-offs for second quarter 2011 were $23.9 million, up $3.1 million, or 14.7%, from second quarter 2010. This increase was primarily attributed to net charge-offs taken on covered loans during second quarter 2011.

Net charge-offs for second quarter 2011, excluding charge-offs related to covered loans, were $19.8 million, compared to $20.2 million for second quarter 2010. Higher charge-offs on multi-family loans were mostly offset by lower charge-offs on residential construction loans. The charge-offs on multi-family loans were largely driven by three loan relationships. For the six months ended June 30, 2011, net charge-offs, excluding charge-offs on covered loans, totaled $38.3 million compared to $38.6 million for the same period in 2010.

Charge-offs related to covered loans for second quarter 2011, as well as the other quarters shown, reflect the decline in estimated cash flows of certain acquired loans, net of the reimbursement from the FDIC under loss sharing arrangements. The comparative increase reflects the initial re-estimation of the present value of loans acquired in a third quarter 2010 FDIC-assisted transaction. Management performs such remeasurements of cash flows periodically, and any declines, net of loss share, are reflected as charge-offs in the period of remeasurement. Conversely, any increases in estimated cash flow, net of loss share, are recorded through prospective yield adjustments over the remaining lives of the specific loans. To date, increases in estimated cash flows have exceeded declines, and such increases will be reflected in higher margins in future periods. Overall, the total portfolio of covered loans has experienced a net increase in estimated cash flows since acquisition and continues to perform better than originally expected.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended June 30, 2011, December 31, 2010, and June 30, 2010. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 16
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			Second Quarter 2011 % Change From
	June 30, 2011	December 31, 2010	June 30, 2010	Fourth Quarter 2010	Second Quarter 2010
Demand deposits	$1,465,438	$1,348,188	$1,181,097	8.7	24.1
Savings deposits	944,802	864,334	803,353	9.3	17.6
NOW accounts	1,126,913	1,075,642	1,157,246	4.8	(2.6)
Money market accounts	1,205,736	1,302,325	1,155,889	(7.4)	4.3
Transactional deposits	4,742,889	4,590,489	4,297,585	3.3	10.4
Time deposits	1,799,218	2,045,330	1,898,453	(12.0)	(5.2)
Brokered deposits	13,946	24,059	17,663	(42.0)	(21.0)
Total time deposits	1,813,164	2,069,389	1,916,116	(12.4)	(5.4)
Total deposits	6,556,053	6,659,878	6,213,701	(1.6)	5.5
Repurchase agreements	122,607	143,549	201,078	(14.6)	(39.0)
Federal funds purchased	2,418	1	221	N/M	N/M
Federal Home Loan Bank (“FHLB”) advances	137,500	137,500	141,509	0.0	(2.8)
Total borrowed funds	262,525	281,050	342,808	(6.6)	(23.4)
Subordinated debt	137,747	137,743	137,738	0.0	0.0
Total funding sources	$6,956,325	$7,078,671	$6,694,247	(1.7)	3.9
Average interest rate paid on borrowed funds	1.05%	1.00%	0.88%
Weighted-average maturity of FHLB advances	21.6 months	27.6 months	33.6 months
Weighted-average interest rate of FHLB advances	1.95%	1.95%	1.95%

N/M – Not meaningful.

Average funding sources for second quarter 2011 declined $122.3 million, 1.7%, from fourth quarter 2010 due to a $256.2 million, or 12.4%, decline in time deposits, partially offset by a $152.4 million, or 3.3% increase in transactional deposits. The reduction in time deposits from fourth quarter 2010 to second quarter 2011 resulted principally from a reduction in retail time deposits, as we sought to reduce our funding from more expensive single service, non-core customers.

Average funding sources increased $262.1 million, or 3.9%, from second quarter 2010 to second quarter 2011. The growth during this period resulted from a $445.3 million, or 10.4%, rise in average transactional deposits partially offset by a $103.0 million, or 5.4%, decline in average time deposits. The addition of core transactional deposits reflected the acquisition of deposits through FDIC-assisted transactions, ongoing sales efforts, and customers’ liquidity preferences in today’s low interest rate environment.

Table 17
Borrowed Funds
(Dollar amounts in thousands)

	June 30, 2011		June 30, 2010
	Amount	Rate (%)	Amount	Rate (%)
At period-end:
Securities sold under agreements to repurchase	$134,524	0.02	$191,036	0.07
FHLB advances	137,500	1.95	137,434	1.95
Total borrowed funds	$272,024	0.99	$328,470	0.86
Average for the year-to-date period:
Securities sold under agreements to repurchase	$135,407	0.02	$212,320	0.21
Federal funds purchased	1,215	0.17	8,813	0.14
FHLB advances	137,500	1.98	147,677	2.03
Federal term auction facilities	-	-	40,884	0.25
Total borrowed funds	$274,122	1.01	$409,694	0.87
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$174,810		$256,238
Federal funds purchased	175,000		60,000
FHLB advances	137,500		272,802
Federal term auction facilities	1		300,000

Average borrowed funds totaled $274.1 million for the first six months of 2011, decreasing $135.6 million, or 33.1%, from the first six months of 2010. The increase in core transactional deposits reduced our reliance on these higher-costing funds.

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

Table 18
Capital Measurements
(Dollar amounts in thousands)

	June 30, 2011	December 31, 2010	June 30, 2010	Regulatory Minimum For “Well- Capitalized”	Excess Over Required Minimums at June 30, 2011
Regulatory capital ratios:
Total capital to risk-weighted assets	16.70%	16.27%	17.31%	10.00%	67%	$419,579
Tier 1 capital to risk-weighted assets	14.63%	14.20%	15.25%	6.00%	144%	$540,461
Tier 1 leverage to average assets	11.65%	11.21%	12.69%	5.00%	133%	$523,055
Regulatory capital ratios, excluding preferred stock (1):
Total capital to risk-weighted assets	13.62%	13.21%	14.27%	10.00%	36%	$226,579
Tier 1 capital to risk-weighted assets	11.55%	11.15%	12.21%	6.00%	92%	$347,461
Tier 1 leverage to average assets	9.20%	8.80%	10.17%	5.00%	84%	$330,055
Tier 1 common capital to risk- weighted assets (2) (3)	10.20%	9.81%	10.88%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity ratios:
Tangible common equity to tangible assets	8.47%	8.06%	9.05%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity, excluding other comprehensive loss, to tangible assets	8.67%	8.41%	9.22%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity to risk- weighted assets	10.61%	10.02%	10.71%	N/A (3)	N/A (3)	N/A (3)
Regulatory capital ratios, Bank only (4):
Total capital to risk-weighted assets	14.62%	13.87%	14.02%	10.00%	46%	$283,305
Tier 1 capital to risk-weighted assets	13.36%	12.61%	12.76%	6.00%	123%	$450,934
Tier 1 leverage to average assets	10.54%	9.88%	10.59%	5.00%	111%	$430,340

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

All regulatory mandated ratios for characterization as “well-capitalized” were exceeded as of June 30, 2011. The improvement from December 31, 2010 was driven by net income increasing capital.

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

We monitor and manage interest rate risk within approved policy limits. Our current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in all interest rates compared to net interest income in an unchanging interest rate environment. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates. We were within policy limits as of June 30, 2011 and December 31, 2010.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	+200	-300 (2)		+300
June 30, 2011:
Dollar change	$(10,508)	$11,304	$(10,431)	$15,837	$	N/M	$25,141
Percent change	-3.7%	+3.9%	-3.6%	+5.5%		N/M	+8.7%
December 31, 2010:
Dollar change	$(13,609)	$7,393	$(18,736)	$10,072	$	N/M	$21,148
Percent change	-4.7%	+2.5%	-6.4%	+3.4%		N/M	+7.2%

(1)	The gradual change in rates reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.
(2)
N/M – Due to the low level of interest rates as of June 30, 2011 and December 31, 2010, in management’s judgment, an assumed 300 basis point drop in interest rates was deemed not meaningful in the existing interest rate environment.

Overall, in rising interest rate scenarios, interest rate risk volatility is more positive at June 30, 2011 than at December 31, 2010 and in declining interest rate scenarios, interest rate risk volatility is less negative at June 30, 2011 compared to December 31, 2010. The increase in positive exposure to rising interest rates resulted from a change in balance sheet strategy to reinvest a greater portion of securities cash flows into shorter-term investments. A decrease in short-term borrowings and a lower level of interest rate floors on loans drove the decline in negative exposure to falling interest rates.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200
June 30, 2011:
Dollar change	$(72,277)	$99,897
Percent change	-4.4%	+6.1%
December 31, 2010:
Dollar change	$(148,859)	$61,708
Percent change	-9.2%	+3.8%

As of June 30, 2011, the estimated sensitivity of the economic value of equity to changes in rising interest rates is more positive compared to December 31, 2010, and the estimated sensitivity to falling rates is less negative compared to December 31, 2010.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company disclosed any material pending litigation matters relating to the Company in Item 3 of Part I of its Annual Report on Form 10-K for the year ended December 31, 2010. For the quarter ended June 30, 2011, there were no material developments with regard to any previously disclosed matters, and no other matters were reported during the period, although there were certain legal proceedings pending against the Company and its subsidiaries in the ordinary course of business at June 30, 2011. Based on presently available information, the Company believes that any liabilities arising from these proceedings would not have a material adverse effect on the consolidated financial position of the Company.

ITEM 1A. RISK FACTORS

The Company provided a discussion of certain risks and uncertainties faced by the Company in its Annual Report on Form 10-K for the year ended December 31, 2010. However, these factors may not be the only risks or uncertainties the Company faces.

During 2011, the Company has identified the following additional risk factors:

Recent and/or future U.S. credit downgrades or changes in outlook by the major credit rating agencies may have an adverse affect on financial markets, including financial institutions and the financial industry.

Despite the recent actions taken by the U.S. government to raise the U.S. debt limit and address budget deficit concerns, on August 5, 2011, Standard and Poor’s Rating Services (“S & P”) downgraded the U.S.’s credit rating from AAA to AA+ for the first time in history. It is difficult to predict the effect of this action, or of any future downgrades or changes in outlook by S & P or either of the other two major credit rating agencies. However, these events could impact the trading market for U.S. government securities, including agency securities, and the securities markets more broadly, and consequently could impact the value and liquidity of financial assets, including assets in our investment and bank-owned life insurance portfolios. These actions could also create broader financial turmoil and uncertainty, which may negatively affect the global banking system and limit the availability of funding, including borrowings under repurchase arrangements, at reasonable terms. In turn, this could have a material adverse effect on our liquidity, financial condition, and results of operations.

The Company’s business may be adversely affected in the future by the implementation of rules establishing standards for debit card interchange fees.

On June 29, 2011, the Federal Reserve Board approved final rules establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  A debit card interchange fee is a fee paid by a merchant’s bank to the customer’s bank for the use of the debit card.

Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be 21 cents plus an amount equal to five basis points of the transaction value. In addition, under an interim final rule issued concurrently with the final rule, an additional one cent per transaction “fraud prevention adjustment” to the interchange fee is available to those issuers that comply with certain standards outlined by the Board. The effective date for the cap on interchange fees is October 1, 2011.

Currently, the Company is exempt from the interchange fee cap under the “small issuer” exemption, which applies to any debit card issuer with total worldwide assets of less than $10 billion as of the end of the previous calendar year. In the event the Company’s assets reach $10 billion or more, it will become subject to the interchange fee limitations beginning July 1 of the following year, and the fees the Company may receive for an electronic debit transaction will be capped at the statutory limit.

Although the rule applies only to larger institutions and does not currently apply to the Company, future industry responses and developments relating to this rule that are currently unknown may affect the Company’s financial condition and results of operations in ways and to a degree that it cannot currently predict including any impact on its future revenue.

The Company’s business may be adversely affected in the future by the effect of troubled foreign economies on money market funds.

Federal regulators are closely monitoring U.S. money market funds’ exposure to commercial paper issued by European banks. Approximately one-half of all prime money market funds are invested in European bank commercial paper and those European banks are heavily invested in government bonds issued by the troubled economies of Greece, Portugal, and Spain. A default by any of those countries could have a broad negative effect on U.S. and world economies. The Company cannot currently predict the current or future impact this occurrence may have on its financial condition or results of operations.

Based on currently available information, the Company has not identified any additional material changes in the Company’s risk factors as previously disclosed, except as discussed above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s monthly common stock purchases during second quarter 2011. The Company’s Board of Directors approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company’s common stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of June 30, 2011. The repurchase program has no set expiration or termination date. Any repurchases are subject to limitations imposed as part of the U.S. Treasury’s Capital Purchase Plan under the Emergency Economic Stabilization Act of 2008.

Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
April 1 – April 30, 2011	-	$-	-	2,494,747
May 1 – May 31, 2011	76,362	12.24	-	2,494,747
June 1 – June 30, 2011	-	-	-	2,494,747
Total	76,362	$12.24	-

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

10.1	Employment Agreement between the Company and its Chief Operating Officer.
10.2	Grant of Nonqualified Stock Option between the Company and its Chief Operating Officer.
10.3	Grant of Restricted Stock Letter Agreement between the Company and its Chief Operating Officer.
10.4	Supplemental Salary Stock Compensation Award Agreement between the Company and its Chief Operating Officer.
10.5	Compensation Award Agreement between the Company and its Chief Operating Officer.
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

Date: August 9, 2011

* Duly authorized to sign on behalf of the Registrant.