Form 10-Q
period 2011-09-30
FIRST MIDWEST BANCORP INC
filed 2011-10-28
CIK 702325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________ FORM 10-Q (Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2011
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________.
Commission File Number 0-10967 _______________ FIRST MIDWEST BANCORP, INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)
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
As of October 28, 2011, there were 74,491,727 shares of $.01 par value common stock outstanding.

FIRST MIDWEST BANCORP, INC.

FORM 10-Q

GLOSSARY OF TERMS
First Midwest Bancorp, Inc. provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in the Notes to Condensed Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition & Results of Operations.

ALCO:	Asset Liability Committee
ATM:	automated teller machine
Bank:	First Midwest Bank (one of the Company’s two wholly owned subsidiaries)
BOLI:	Bank-owned life insurance
CDOs:	collateralized debt obligations
CMOs:	collateralized mortgage obligations
Code:	the Code of Ethics and Standards of Conduct of First Midwest Bancorp, Inc.
Common Stock:	shares of common stock of First Midwest Bancorp, Inc. $0.01 par value per share, which are traded on the Nasdaq Stock Market under the symbol “FMBI”
Company:	First Midwest Bancorp, Inc.
CPP:	Capital Purchase Program enacted under TARP and the Emergency Economic Stabilization Act of 2008
CSV:	cash surrender value
Dodd-Frank Act:	the Dodd-Frank Wall Street Reform and Consumer Protection Act
FASB:	Financial Accounting Standards Board
FDIC:	Federal Deposit Insurance Corporation
Federal Reserve:	Board of Governors of the Federal Reserve system
FHLB:	Federal Home Loan Bank
GAAP:	U.S. generally accepted accounting principles
HAMP:	U.S. Department of the Treasury Home Affordable Modification Program
LIBOR:	London Interbank Offered Rate
NSF:	non-sufficient-funds
OREO:	Other real estate owned, or properties acquired through foreclosure in partial or total satisfaction of certain loans as a result of borrower defaults
OTTI:	other-than-temporary impairment
PSLRA:	Private Securities Litigation Reform Act of 1995
RWA:	risk-weighted assets, as defined in federal regulations
SEC:	U.S. Securities and Exchange Commission
TARP:	Troubled Asset Relief Program
TDR:	Troubled Debt Restructurings
Treasury:	U.S. Department of the Treasury
VIE:	variable interest entity

First Midwest Bancorp, Inc. (the “Company”, “we”, or “our”) is a bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the greater Chicago metropolitan area as well as central and western Illinois and eastern Iowa. Our principal subsidiary is First Midwest Bank, which provides a broad range of commercial and retail banking services to consumer, commercial and industrial, and public or governmental customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports; proxy statements; and other information with the U.S. Securities and Exchange Commission (“SEC”), and we make this information available free of charge on or through the investor relations section of our web site at www.firstmidwest.com/aboutinvestor_overview.asp. You may read and copy materials we file with the SEC from its Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The following documents are also posted on our web site or are available in print upon the request of any stockholder to our Corporate Secretary:

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

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

We include or incorporate by reference in this Quarterly Report on Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but instead represent only management’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Although we believe the expectations reflected in any forward-looking statements are reasonable, it is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in such statements. In some cases, you can identify these statements by forward-looking words, such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “probable,” “potential,” or “continue,” and the negative of these terms and other comparable terminology. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report, or when made.

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

Since mid-2007 the financial services industry and the securities markets in general have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. The overall loss of investor confidence has brought a new level of risk to financial institutions in addition to the risks normally associated with competition and free market economies. The Company has attempted to list those risks in Part I, Item 1A, “Risk Factors,” in its 2010 Annual Report on Form 10-K and in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q and considers them as it makes disclosures regarding forward-looking statements. Nevertheless, given the uncertain economic times, new risks and uncertainties may emerge quickly and unpredictably, and it is not possible to predict all risks and uncertainties. We cannot assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

PART 1. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except per share data)
			September 30, 2011	December 31, 2010
	Assets		(Unaudited)
	Cash and due from banks		$116,003	$102,495
	Interest-bearing deposits in other banks		946,330	483,281
	Trading securities, at fair value		13,308	15,282
	Securities available-for-sale, at fair value		970,430	1,057,802
	Securities held-to-maturity, at amortized cost		74,375	81,320
	Federal Home Loan Bank and Federal Reserve Bank stock, at cost		58,187	61,338
	Loans, excluding covered loans		5,104,494	5,100,560
	Covered loans		289,747	371,729
	Allowance for loan losses		(128,791)	(142,572)
	Net loans		5,265,450	5,329,717
	Other real estate owned (“OREO”), excluding covered OREO		23,863	31,069
	Covered OREO		21,594	22,370
	Federal Deposit Insurance Corporation (“FDIC”) indemnification asset		63,508	95,899
	Premises, furniture, and equipment		132,425	140,907
	Accrued interest receivable		31,047	29,953
	Investment in bank-owned life insurance (“BOLI”)		205,886	197,644
	Goodwill and other intangible assets		283,163	286,033
	Other assets		174,605	203,192
	Total assets		$8,380,174	$8,138,302
	Liabilities
	Noninterest-bearing deposits		$1,634,623	$1,329,505
	Interest-bearing deposits		4,991,985	5,181,971
	Total deposits		6,626,608	6,511,476
	Borrowed funds		386,429	303,974
	Subordinated debt		137,751	137,744
	Accrued interest payable and other liabilities		76,953	73,063
	Total liabilities		7,227,741	7,026,257
	Stockholders’ Equity
	Preferred stock		191,393	190,882
	Common stock		858	858
	Additional paid-in capital		425,647	437,550
	Retained earnings		807,857	787,678
	Accumulated other comprehensive loss, net of tax		(11,413)	(27,739)
	Treasury stock, at cost		(261,909)	(277,184)
	Total stockholders’ equity		1,152,433	1,112,045
	Total liabilities and stockholders’ equity		$8,380,174	$8,138,302
	September 30, 2011		December 31, 2010
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par Value	None	$0.01	None	$0.01
Shares authorized	1,000	100,000	1,000	100,000
Shares issued	193	85,787	193	85,787
Shares outstanding	193	74,485	193	74,096
Treasury shares	-	11,302	-	11,691
See accompanying notes to unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest Income
Loans	$64,085	$65,416	$190,091	$195,335
Investment securities	8,633	11,920	28,346	39,571
Covered loans	6,640	4,294	22,117	9,854
Federal funds sold and other short-term investments	817	708	2,200	1,631
Total interest income	80,175	82,338	242,754	246,391
Interest Expense
Deposits	6,654	9,049	21,294	29,220
Borrowed funds	706	797	2,073	2,556
Subordinated debt	2,280	2,279	6,845	6,845
Total interest expense	9,640	12,125	30,212	38,621
Net interest income	70,535	70,213	212,542	207,770
Provision for loan losses	20,425	33,576	58,680	73,452
Net interest income after provision for loan losses	50,110	36,637	153,862	134,318
Noninterest Income
Service charges on deposit accounts	10,215	9,249	27,922	26,682
Trust and investment advisory fees	3,946	3,728	12,180	11,023
Other service charges, commissions, and fees	5,325	4,932	15,601	13,732
Card-based fees	4,931	4,547	14,622	12,937
BOLI income	1,479	267	1,990	864
Securities gains, net (reclassified from other comprehensive income)	449	6,376	2,520	10,554
Gain on FDIC-assisted transaction	-	-	-	4,303
Other	(1,754)	1,654	467	2,289
Total noninterest income	24,591	30,753	75,302	82,384
Noninterest Expense
Salaries and wages	22,957	24,562	74,115	67,844
Employee benefits	5,930	5,364	18,553	15,506
OREO expense, net	4,174	9,577	13,328	32,214
Net occupancy and equipment expense	8,157	8,326	25,272	24,302
Technology and related costs	2,709	2,593	8,029	7,861
Professional services	7,571	6,187	18,330	18,379
FDIC premiums	1,799	2,835	6,232	7,913
Other expenses	10,584	9,333	30,568	27,686
Total noninterest expense	63,881	68,777	194,427	201,705
Income (loss) before income tax expense (benefit)	10,820	(1,387)	34,737	14,997
Income tax expense (benefit)	1,704	(3,972)	4,575	(3,478)
Net income	9,116	2,585	30,162	18,475
Preferred dividends and accretion on preferred stock	(2,586)	(2,575)	(7,749)	(7,720)
Net income applicable to non-vested restricted shares	(96)	1	(338)	(145)
Net income applicable to common shares	$6,434	$11	$22,075	$10,610
Per Common Share Data
Basic earnings per common share	$0.09	$0.00	$0.30	$0.15
Diluted earnings per common share	$0.09	$0.00	$0.30	$0.15
Dividends declared per common share	$0.01	$0.01	$0.03	$0.03
Weighted-average common shares outstanding	73,361	73,072	73,258	72,199
Weighted-average diluted common shares outstanding	73,361	73,072	73,258	72,199
See accompanying notes to unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$9,116	$2,585	$30,162	$18,475
Available-for-sale securities
Unrealized holding gains:
Before tax	6,902	12,290	29,288	26,053
Tax effect	(2,711)	(4,801)	(11,473)	(10,152)
Net of tax	4,191	7,489	17,815	15,901
Less: reclassification of net gains included in net income:
Before tax	449	6,376	2,520	10,554
Tax effect	(184)	(2,487)	(1,031)	(4,116)
Net of tax	265	3,889	1,489	6,438
Net unrealized holding gains	3,926	3,600	16,326	9,463
Total other comprehensive income	3,926	3,600	16,326	9,463
Comprehensive income	$13,042	$6,185	$46,488	$27,938

See accompanying notes to unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2010	54,793	$190,233	$670	$252,322	$810,626	$(18,666)	$(293,664)	$941,521
Comprehensive income					18,475	9,463		27,938
Common dividends declared ($0.03 per common share)	-	-	-	-	(2,224)	-	-	(2,224)
Preferred dividends declared ($37.50 per preferred share)	-	-	-	-	(7,237)	-	-	(7,237)
Accretion on preferred stock	-	483	-	-	(483)	-	-	-
Issuance of common stock	18,818	-	188	195,847	-	-	-	196,035
Share-based compensation expense	-	-	-	4,248	-	-	-	4,248
Restricted stock activity	451	-	-	(15,574)	-	-	15,357	(217)
Treasury stock purchased for benefit plans	(5)	-	-	(69)	-	-	64	(5)
Balance at September 30, 2010	74,057	$190,716	$858	$436,774	$819,157	$(9,203)	$(278,243)	$1,160,059
Balance at January 1, 2011	74,096	$190,882	$858	$437,550	$787,678	$(27,739)	$(277,184)	$1,112,045
Comprehensive income					30,162	16,326		46,488
Common dividends declared ($0.03 per common share)	-	-	-	-	(2,234)	-	-	(2,234)
Preferred dividends declared ($37.50 per preferred share)	-	-	-	-	(7,238)	-	-	(7,238)
Accretion on preferred stock	-	511	-	-	(511)	-	-	-
Share-based compensation expense	-	-	-	5,138	-	-	-	5,138
Restricted stock activity	395	-	-	(16,972)	-	-	15,220	(1,752)
Treasury stock purchased for benefit plans	(6)	-	-	(69)	-	-	55	(14)
Balance at September 30, 2011	74,485	$191,393	$858	$425,647	$807,857	$(11,413)	$(261,909)	$1,152,433

See accompanying notes to unaudited condensed consolidated financial statements.

FIRST MIDWEST BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands) (Unaudited)
	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$140,884	$141,375
Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	201,613	168,981
Proceeds from sales of securities available-for-sale	177,456	290,389
Purchases of securities available-for-sale	(269,786)	(157,691)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	37,275	61,548
Purchases of securities held-to-maturity	(30,330)	(58,047)
Redemption (purchase) of Federal Reserve Bank stock	3,151	(3,000)
Net increase in loans	(228)	(27,345)
Proceeds from claims on BOLI	2,588	160
Proceeds from sales of OREO	27,071	40,107
Proceeds from sales of premises, furniture, and equipment	5,535	30
Purchases of premises, furniture, and equipment	(5,757)	(9,991)
Net cash proceeds received in FDIC-assisted transactions	-	122,329
Net cash provided by investing activities	148,588	427,470
Financing Activities
Net increase in deposit accounts	115,132	245,859
Net increase (decrease) in borrowed funds	82,455	(392,363)
Proceeds from the issuance of common stock	-	196,035
Cash dividends paid	(9,468)	(9,268)
Restricted stock activity	(1,117)	(352)
Excess tax benefit (expense) related to share-based compensation	83	(190)
Net cash provided by financing activities	187,085	39,721
Net increase in cash and cash equivalents	476,557	608,566
Cash and cash equivalents at beginning of period	585,776	127,379
Cash and cash equivalents at end of period	$1,062,333	$735,945
Supplemental Disclosures:
Non-cash transfers of loans to OREO	$28,191	$67,846
Non-cash transfer of loans held-for-investment to loans held-for-sale	10,015	-
Non-cash transfer of non-performing loans for performing loans	-	19,088
Non-cash transfer of OREO to premises, furniture, and equipment	841	9,455
Dividends declared but unpaid	746	742

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated interim financial statements of First Midwest Bancorp, Inc. (the “Company”), a Delaware corporation, have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K (“2010 10-K”).

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Certain reclassifications have been made to prior periods to conform to the current period presentation.

In third quarter 2010, the Company acquired the majority of the assets and assumed the deposits of a former bank in an FDIC-assisted transaction. The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. During second quarter 2011, the Company obtained specific information (including the completion of appraisals or other valuations) relating to the acquisition-date value of certain assets and liabilities acquired and finalized its purchase price allocation, which required an adjustment to those assets and liabilities and to goodwill. After considering this additional information, the estimated fair value of covered loans decreased $2.9 million, covered OREO decreased $7.3 million, the FDIC indemnification asset increased $6.9 million, and accrued interest payable and other liabilities decreased $8.7 million from that originally reported in the quarter ended September 30, 2010. These revised estimates resulted in a $5.4 million decrease in goodwill and other intangible assets. In accordance with accounting guidance applicable to business combinations, these adjustments were recognized as if they had happened as of the acquisition date.

GAAP requires management to make certain estimates and assumptions. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Principles of Consolidation - The condensed consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

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

Loans - Loans are carried at the principal amount outstanding, including certain net deferred loan origination fees. Loans held-for-sale are carried at the lower of aggregate cost or fair value and included in other assets in the Condensed Consolidated Statements of Condition. Interest income on loans is accrued based on principal amounts outstanding. Loan and lease origination fees, fees for commitments that are expected to be exercised, and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans or commitments as a yield adjustment. Fees related to standby letters of credit, whose ultimate exercise is remote, are amortized into fee income over the estimated life of the commitment. Other credit-related fees are recognized as fee income when earned.

Purchased Impaired Loans - Purchased impaired loans are recorded at their estimated fair values on the respective purchase dates and are accounted for prospectively based on expected cash flows in accordance with applicable authoritative accounting guidance. No allowance for credit losses is recorded on these loans at the acquisition date. In determining the acquisition date fair value of purchased impaired loans, and in subsequent accounting, the Company generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics, such as delinquency status, credit score, and internal risk rating. Larger balance commercial loans are usually accounted for on an individual basis. Expected future cash flows in excess of the fair value of loans at the purchase date (“accretable yield”) are recorded as interest income over the life of the loans if the timing and amount of the future cash flows can be reasonably estimated. The non-accretable yield represents estimated losses in the portfolio and is equal to the difference between contractually required payments and the cash flows expected to be collected at acquisition.

Subsequent to the purchase date, increases in cash flows for purchased impaired loans over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized by recording a charge-off through the allowance for loan losses.

Non-accrual loans - Generally, commercial loans and loans secured by real estate are placed on non-accrual status: (i) when either principal or interest payments become 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection within a reasonable period; or (ii) when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on non-accrual status whether or not the loan is 90 days or more past due. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Both principal and interest payments are applied to the principal on the loan. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Non-accrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt that the Company will collect all principal and interest due.

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

Generally, purchased impaired loans are considered accruing loans. However, the timing and amount of future cash flows for some loans may not be reasonably estimable. Those loans were classified as non-accrual loans as of September 30, 2011, and interest income will not be recognized until the timing and amount of the future cash flows can be reasonably estimated.

Troubled Debt Restructurings (“TDRs”) - TDRs are loans for which the original contractual terms of the loans have been modified and both of the following conditions exist: (i) the restructuring constitutes a concession (including forgiveness of principal or interest) and (ii) the borrower is experiencing financial difficulties. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. The Company’s TDRs are determined on a case-by-case basis in connection with ongoing loan collection processes.

The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status assuming the loan is restructured at reasonable market terms (e.g., not at below market terms). However, the period could vary depending upon the individual facts and circumstances of the loan.

For a TDR to begin accruing interest, the borrower must demonstrate both some level of performance and the capacity to perform under the modified terms. A history of timely payments and adherence to financial covenants generally serve as sufficient evidence of the borrower’s performance. An evaluation of the borrower’s current creditworthiness is used to assess whether the borrower has the capacity to repay the loan under the modified terms. This evaluation includes an estimate of expected cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable.

Impaired Loans - Impaired loans consist of corporate non-accrual loans and TDRs in accordance with applicable authoritative accounting guidance.

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

Allowance for Credit Losses - The allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments and is maintained by management at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio. Determination of the allowance for credit losses is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on a loss migration analysis that uses historical loss experience, consideration of current economic trends, and other factors, all of which may be susceptible to significant change.

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

The allowance for loan losses consists of (i) specific reserves established for probable losses on individual loans for which the recorded investment in the loan exceeds the value of the loan, (ii) an allowance based on a loss migration analysis that uses historical credit loss experience for each loan category, and (iii) the impact of other internal and external qualitative factors.

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

The component of the allowance for loan losses is based on a loss migration analysis that examines actual loss experience for a rolling 8-quarter period and, for corporate loans, the related internal rating of loans charged-off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The loss component derived from a migration analysis is then adjusted for management’s estimate of those losses inherent in the loan portfolio that have yet to be manifested in historical charge-off experience. Management takes into consideration many internal and external qualitative factors when estimating this adjustment, including:

•
Changes in the composition of the loan portfolio and trends in volume and terms of loans, as well as trends in delinquent and non-accrual loans that could indicate historical averages do not reflect current conditions;

•	Changes in credit policies and procedures, including underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
•	Changes in the experience, ability, and depth of credit management and other relevant staff;
•	Changes in the quality of the Company’s loan review system and Board of Directors oversight;
•	The existence and effect of any concentration of credit, and changes in the level of concentrations, whether it is by market, loan type, or risk rating;
•	Changes in the value of underlying collateral for collateral-dependent loans;

•	Changes in the national and local economy that affect the collectability of the portfolio, including the condition of various market segments; and
•	The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Company’s existing portfolio.

The Company also maintains a reserve for unfunded credit commitments, including letters of credit, to provide for the risk of loss inherent in these arrangements. The reserve for unfunded credit commitments is computed based on a loss migration analysis similar to that used to determine the allowance for loan losses, taking into consideration probabilities of future funding requirements. This reserve for unfunded commitments is included in other liabilities in the Condensed Consolidated Statements of Financial Condition.

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

Comprehensive Income – Comprehensive income is the total of reported net income and other comprehensive income (“OCI”). OCI includes all other revenues, expenses, gains, and losses that are not reported in net income under GAAP. The Company includes the following items, net of tax, in other comprehensive income in the Consolidated Statements of Comprehensive Income: (i) changes in unrealized gains or losses on securities available-for-sale, (ii) changes in the fair value of derivatives designated under cash flow hedges (when applicable), and (iii) changes in the funded status of the Company’s pension plan.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

Credit Quality and Allowance for Credit Losses Disclosures: In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires companies to provide more information about the credit risks inherent in their loan and lease portfolios and how management considers those credit risks in determining the allowance for credit losses. A company is required to disclose its accounting policies, the methods it uses to determine the components of the allowance for credit losses, and qualitative and quantitative information about the credit quality of its loan portfolio, such as aging information and credit quality indicators. Both new and existing disclosures are required, either by portfolio segment or class, based on how a company develops its allowance for credit losses and how it manages its credit exposure. The guidance is effective for all financing receivables, including loans and trade accounts receivables. However, short-term trade accounts receivables, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure requirements. The Company adopted the period end disclosure requirements on December 31, 2010, disclosure requirements pertaining to period activity on January 1, 2011, and disclosure requirements related to TDRs on July 1, 2011. This disclosure is presented in Note 1, “Summary of Significant Accounting Policies,” and Note 6, “Past Due Loans, Allowance for Credit Losses, and Impaired Loans.” As this guidance affected only disclosures, the adoption of this guidance did not impact the Company’s financial position, results of operations, or liquidity.

Clarification to Accounting for Troubled Debt Restructurings: In April 2011, the FASB issued guidance to clarify the accounting for TDRs. Given the recent economic downturn, many banks have seen an increase in the number of loan modifications. Diversity in practice exists in terms of identifying whether a loan modification qualifies as a TDR, such that the FASB was asked to provide guidance. This new guidance was developed to assist creditors in determining whether a loan modification meets the criteria to be considered a TDR, both for purposes of recording an impairment and for disclosure of TDRs. The amendment specifies that in evaluating whether a restructuring constitutes a TDR, a creditor must conclude that both of the following conditions exist: (i) the restructuring constitutes a concession and (ii) the borrower is experiencing financial difficulties. The Company adopted this guidance effective July 1, 2011, and applied this guidance to restructurings occurring on or after January 1, 2011. The new guidance did not impact the Company’s financial position, results of operations, or liquidity or the numbers of TDRs indentified.

Statement of Comprehensive Income: In April 2011, the FASB issued accounting guidance requiring companies to include a statement of comprehensive income as part of its interim and annual financial statements. The new guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate, but consecutive statements. This approach represents a change from current GAAP, which allows companies to report OCI and its components in the statement of shareholder’s equity. The guidance also allows companies to present OCI either net of tax with details in the notes or shown gross of tax (with tax effects shown parenthetically). This guidance is effective for fiscal years beginning after December 15, 2011, but early adoption is permitted. The Company elected to adopt this guidance in third quarter 2011 and presented the disclosure requirements in its new Consolidated Statements of Comprehensive Income. Since the new guidance impacted disclosures only, it did not have an impact on the Company’s financial position, results of operations, or liquidity.

Recently Issued Accounting Guidance

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”): In April 2011, the FASB issued guidance that clarifies the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance does not extend the use of fair value accounting, but clarifies the wording on how it should be applied to be consistent with IFRS and expands certain disclosure requirements relating to Level 3 fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this update to result in a change in application from current guidance. This guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. Since the guidance only relates to disclosure, the adoption of this guidance is not expected to impact the Company’s financial condition, results of operations, or liquidity.

Testing Goodwill for Impairment: In September 2011, the FASB issued new guidance that gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing those events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments do not change the current guidance for testing other indefinite lived intangible assets for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition, results of operation, or liquidity.

3.  SECURITIES

Securities available-for-sale are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders’ equity as a separate component of accumulated other comprehensive loss. Securities classified as held-to-maturity are securities that management has the positive intent and ability to hold to maturity and are stated at cost. Trading securities are reported at fair value. Trading (losses) gains, net, represent changes in the fair value of the trading securities portfolio and are included as a component of other noninterest income in the Condensed Consolidated Statements of Income.

Securities Portfolio
(Dollar amounts in thousands)

	September 30, 2011				December 31, 2010
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. agency securities	$5,091	$22	$(10)	$5,103	$18,000	$7	$(121)	$17,886
Collateralized residential mortgage obligations (“CMOs”)	334,942	3,831	(1,325)	337,448	377,692	4,261	(2,364)	379,589
Other residential mortgage-backed securities	91,926	6,514	(53)	98,387	100,780	5,732	(61)	106,451
Municipal securities	467,213	18,422	(685)	484,950	512,063	4,728	(12,800)	503,991
Collateralized debt obligations (“CDOs”)	49,518	-	(35,301)	14,217	49,695	-	(34,837)	14,858
Corporate debt securities	25,336	2,330	-	27,666	29,936	2,409	-	32,345
Equity securities:
Hedge fund investment	1,231	389	-	1,620	1,245	438	-	1,683
Other equity securities	903	136	-	1,039	889	110	-	999
Total equity securities	2,134	525	-	2,659	2,134	548	-	2,682
Total	$976,160	$31,644	$(37,374)	$970,430	$1,090,300	$17,685	$(50,183)	$1,057,802
Securities Held-to-Maturity
Municipal securities	$74,375	$4,577	$-	$78,952	$81,320	$1,205	$-	$82,525
Trading Securities (1)				$13,308				$15,282

(1)
Trading securities held by the Company represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock.

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	September 30, 2011
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$9,435	$9,173	$7,415	$7,871
One year to five years	303,639	295,192	20,560	21,825
Five years to ten years	119,758	116,426	14,526	15,421
After ten years	114,326	111,145	31,874	33,835
CMOs	334,942	337,448	-	-
Other residential mortgage-backed securities	91,926	98,387	-	-
Equity securities	2,134	2,659	-	-
Total	$976,160	$970,430	$74,375	$78,952

The carrying value of securities available-for-sale that were pledged to secure deposits and for other purposes as permitted or required by law totaled $692.3 million at September 30, 2011 and $808.3 million at December 31, 2010. No securities held-to-maturity were pledged as of September 30, 2011 or December 31, 2010.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in securities gains, net in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

Securities Gains (Losses)
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds from sales	$80,126	$142,788	$177,456	$290,389
Gains (losses) on sales of securities:
Gross realized gains	$671	$7,660	$3,453	$15,847
Gross realized losses	(45)	(320)	(756)	(432)
Net realized gains on securities sales	626	7,340	2,697	15,415
Non-cash impairment charges:
Other-than-temporary securities impairment	(641)	(964)	(641)	(5,308)
Portion of other-than-temporary impairment recognized in other comprehensive income	464	-	464	447
Net non-cash impairment charges	(177)	(964)	(177)	(4,861)
Net realized gains	$449	$6,376	$2,520	$10,554
Income tax expense on net realized gains	$184	$2,487	$1,031	$4,116
Trading (losses) gains, net (1)	$(2,352)	$1,121	$(1,610)	$560

(1)	All trading (losses) gains, net relate to trading securities still held as of September 30, 2011.

The non-cash impairment charges in the table above primarily relate to other-than-temporary (“OTTI”) charges on CDOs. Accounting guidance requires that only the credit portion of an OTTI charge be recognized through income. In deriving the credit component of the impairment on the CDOs, projected cash flows were discounted at the contractual rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 125 basis points to LIBOR plus 160 basis points. Fair values are computed by discounting future projected cash flows at higher rates, ranging from LIBOR plus 1,300 basis points to LIBOR plus 1,400 basis points. The higher rates are used to account for other market factors, such as liquidity. If a decline in fair value below carrying value is not attributable to credit loss and the Company does not intend to sell the security or believe it would not be more likely than not required to sell the security prior to recovery, the Company records the decline in fair value in other comprehensive income.

Changes in the amount of credit losses recognized in earnings on CDOs and other securities are summarized in the following table.

Changes in Credit Losses Recognized in Earnings
(Dollar amounts in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cumulative amount recognized at beginning of period	$35,589	$34,736	$35,589	$30,839
Credit losses included in earnings (1):
Losses recognized on securities that previously had credit losses	177	853	177	4,421
Losses recognized on securities that did not previously have credit losses	-	-	-	329
Cumulative amount recognized at end of period	$35,766	$35,589	$35,766	$35,589

(1)	Included in securities gains, net in the Condensed Consolidated Statements of Income.

Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2011
U.S. agency security	1	$-	$-	$3,046	$10	$3,046	$10
CMOs	18	97,951	818	6,421	507	104,372	1,325
Other residential mortgage- backed securities	4	4,670	32	474	21	5,144	53
Municipal securities	35	3,878	272	10,988	413	14,866	685
CDOs	6	-	-	14,217	35,301	14,217	35,301
Total	64	$106,499	$1,122	$35,146	$36,252	$141,645	$37,374

As of December 31, 2010
U.S. agency securities	4	$9,096	$120	$-	$1	$9,096	$121
CMOs	19	131,056	1,727	7,843	637	138,899	2,364
Other residential mortgage- backed securities	5	6,084	51	159	10	6,243	61
Municipal securities	479	99,537	3,142	166,403	9,658	265,940	12,800
CDOs	6	-	-	14,858	34,837	14,858	34,837
Total	513	$245,773	$5,040	$189,263	$45,143	$435,036	$50,183

Approximately 98% of the Company’s CMOs and other mortgage-backed securities are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority is supported by third-party insurance or some other form of credit enhancement. Management does not believe any individual unrealized loss as of September 30, 2011 represents an other-than-temporary impairment. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The unrealized losses on CDOs as of September 30, 2011 reflect the market’s unfavorable view of structured investment vehicles given the current interest rate and liquidity environment. Management does not believe the unrealized losses on the CDOs represent an other-than-temporary impairment. In addition, the Company does not intend to sell the CDOs with unrealized losses, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

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

Prepayment assumptions are a key factor in estimating the cash flows. Prepayments may occur on the collateral underlying the Company’s CDOs based on call options or other factors. Most of the collateral underlying the CDOs have a 5-year call option (on the fifth anniversary of issuance, the issuer has the right to call the security at par). In addition, most underlying indentures trigger an issuer call right if a capital treatment event occurs, such as a regulatory change that affects its status as Tier 1 capital (as defined in federal regulations). The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) constituted such an event for certain holding companies. Specifically, companies with $15 billion or more in consolidated assets can no longer include hybrid capital instruments, such as trust-preferred securities, in Tier 1 capital beginning January 1, 2013. As of September 30, 2011, the Company has assumed a 15% prepayment rate for those banks with greater than $15 billion in assets in year 3 (the start of the phase out period for Tier 1 capital treatment), followed by an annual prepayment rate of 1%.

For additional discussion of the CDO valuation methodology, refer to Note 11, “Fair Value.”

Certain Characteristics and Metrics of the CDOs as of September 30, 2011
(Dollar amounts in thousands)

Number	Class	Original Par	Amortized Cost	Fair Value			Number of Banks/ Insurers	% of Banks/ Insurers Currently Performing	Actual Deferrals and Defaults as a % of the Original Collateral (1)	Expected Deferrals and Defaults as a % of the Remaining Performing Collateral (1)	Excess Subordination as a % of the Remaining Performing Collateral (2)
					Lowest Credit Rating Assigned to the Security
					Moody’s	Fitch
1	C-1	$17,500	$7,140	$2,977	Ca	C	46	73.9%	15.8%	20.6%	0.0%
2	C-1	15,000	7,657	1,992	Ca	C	57	82.5%	12.8%	19.9%	0.0%
3	C-1	15,000	13,303	3,291	Ca	C	63	79.4%	8.3%	16.7%	8.2%
4	B1	15,000	13,922	4,123	Ca	C	63	58.7%	35.0%	28.9%	0.0%
5	C	10,000	1,317	147	C	C	56	57.1%	46.2%	29.3%	0.0%
6	C	6,500	6,179	1,687	Ca	C	79	68.4%	24.3%	13.8%	9.3%
7 (3)	A-3L	6,750	-	-	N/A	N/A	N/A	N/A	N/A	N/A	N/A
		$85,750	$49,518	$14,217

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

(3)	Characteristics and metrics are not reported for this CDO since the security had an amortized cost and fair value of zero as of September 30, 2011.

Credit-Related CDO Impairment Losses
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
Number	2011	2010	2011	2010	Life-to-Date
1	$-	$-	$-	$-	$10,360
2	-	-	-	794	7,343
3	177	142	177	142	1,336
4	-	-	-	684	1,078
5	-	711	-	2,801	8,570
6	-	-	-	243	243
7	-	-	-	-	6,750
	$177	$853	$177	$4,664	$35,680

4.  LOANS

Loan Portfolio
(Dollar amounts in thousands)

	September 30, 2011	December 31, 2010
Commercial and industrial	$1,476,034	$1,465,903
Agricultural	250,436	227,756
Commercial real estate:
Office, retail, and industrial	1,263,315	1,203,613
Multi-family	317,313	349,862
Residential construction	116,283	174,690
Commercial construction	145,889	164,472
Other commercial real estate	877,241	856,357
Total commercial real estate	2,720,041	2,748,994
Total corporate loans	4,446,511	4,442,653
Home equity	424,986	445,243
1-4 family mortgages	189,587	160,890
Installment loans	43,410	51,774
Total consumer loans	657,983	657,907
Total loans, excluding covered loans	5,104,494	5,100,560
Covered loans (1)	289,747	371,729
Total loans	$5,394,241	$5,472,289
Deferred loan fees included in total loans	$7,987	$8,042
Overdrawn demand deposits included in total loans	$3,417	$4,281

(1)	For information on covered loans, refer to Note 5, “Covered Assets.”

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

Covered Assets
(Dollar amounts in thousands)

	September 30, 2011	December 31, 2010
Home equity lines (1)	$45,888	$52,980
Covered impaired loans	204,104	281,893
Other covered loans (2)	39,755	36,856
Total covered loans	289,747	371,729
FDIC indemnification asset	63,508	95,899
Covered OREO	21,594	22,370
Total covered assets	$374,849	$489,998
Covered non-accrual loans	$15,573	$-
Covered loans past due 90 days or more and still accruing interest	$56,834	$84,350

(1)	These loans are open-end consumer loans that are not categorized as impaired loans.
(2)	These are loans that did not have evidence of impairment on the date of acquisition.

The loans purchased in the three FDIC-assisted transactions were recorded at their estimated fair values on the respective purchase dates and are accounted for prospectively based on expected cash flows. An allowance for loan losses was not recorded on these loans at the acquisition date. Except for leases and revolving loans, including lines of credit and credit card loans, management determined that a significant portion of the acquired loans (“purchased impaired loans”) had evidence of credit deterioration since origination, and it was probable at the date of acquisition that the Company would not collect all contractually required principal and interest payments. Evidence of credit quality deterioration included factors, such as past due and non-accrual status. Other key considerations and indicators include the past performance of the troubled institutions’ credit underwriting standards, completeness and accuracy of credit files, maintenance of risk ratings, and age of appraisals.

Although some loans were contractually 90 days or more past due at the acquisition date, most of the purchased impaired loans at September 30, 2011 and December 31, 2010 were not classified as non-performing loans since the loans continued to perform substantially in accordance with the Company’s expectations of cash flows. Interest income is being recognized on the majority of purchased loans through accretion of the difference between the carrying amount of the loans and the expected cash flows.

The Company has also modified certain loans according to provisions in the Agreements. Losses associated with modifications on these loans are generally eligible for reimbursement under the Agreements. Acquired loans restructured after acquisition date are not considered TDRs for purposes of the Company’s accounting and disclosure since the loans evidenced credit deterioration as of the acquisition date.

In connection with the Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the Agreements.

The accounting policies related to purchased impaired loans are presented in Note 1, “Summary of Significant Accounting Policies.” Accounting for the related FDIC indemnification asset is presented in Note 1, “Summary of Significant Accounting Policies,” contained in the Company’s 2010 10-K.

Changes in FDIC Indemnification Asset
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$95,752	$75,991	$95,899	$67,945
Additions	-	50,530	-	58,868
Amortization	(4,374)	(3,123)	(8,871)	(874)
Expected reimbursements from the FDIC for changes in expected credit losses (1)	6,507	2,779	28,341	15,497
Payments received from the FDIC	(34,377)	(30,536)	(51,861)	(45,795)
Balance at end of period	$63,508	$95,641	$63,508	$95,641

(1)
The increases in indemnification asset were a result of decreases in estimated cash flows on certain loans. The indemnification asset increased by the applicable loss share percentage for additional expected losses.

Changes in the accretable yield for purchased impaired loans were as follows.

Changes in Accretable Yield
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$55,606	$24,474	$63,616	$9,298
Additions	-	39,154	-	41,745
Accretion	(7,892)	(4,816)	(28,420)	(10,461)
Reclassifications (to) from non-accretable difference, net (1)	(2,657)	-	9,861	18,230
Balance at end of period	$45,057	$58,812	$45,057	$58,812

(1)	Amount represents a (decrease) increase in the estimated cash flows to be collected over the remaining estimated life of the underlying portfolio.

6.  PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, AND IMPAIRED LOANS

Past Due and Non-accrual Loans

The following table presents an aging analysis of the Company’s past due loans as of September 30, 2011 and December 31, 2010. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (most of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.

Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non-accrual Loans	90 Days Past Due Loans, Still Accruing Interest
September 30, 2011
Commercial and industrial	$1,437,341	$12,385	$26,308	$38,693	$1,476,034	$30,507	$3,096
Agricultural	247,553	13	2,870	2,883	250,436	2,977	-
Commercial real estate:
Office, retail, and industrial	1,227,218	18,674	17,423	36,097	1,263,315	24,728	128
Multi-family	298,258	6,199	12,856	19,055	317,313	18,196	-
Residential construction	100,577	885	14,821	15,706	116,283	20,911	-
Commercial construction	130,217	-	15,672	15,672	145,889	15,672	-
Other commercial real estate	840,918	3,130	33,193	36,323	877,241	45,727	802
Total commercial real estate	2,597,188	28,888	93,965	122,853	2,720,041	125,234	930
Total corporate loans	4,282,082	41,286	123,143	164,429	4,446,511	158,718	4,026
Home equity	411,270	5,417	8,299	13,716	424,986	7,789	1,452
1-4 family mortgages	182,475	2,206	4,906	7,112	189,587	4,648	489
Installment loans	42,884	451	75	526	43,410	34	41
Total consumer loans	636,629	8,074	13,280	21,354	657,983	12,471	1,982
Total loans, excluding covered loans	4,918,711	49,360	136,423	185,783	5,104,494	171,189	6,008
Covered loans	207,485	11,317	70,945	82,262	289,747	15,573	56,834
Total loans	$5,126,196	$60,677	$207,368	$268,045	$5,394,241	$186,762	$62,842
December 31, 2010
Commercial and industrial	$1,428,841	$7,706	$29,356	$37,062	$1,465,903	$50,088	$1,552
Agricultural	225,007	65	2,684	2,749	227,756	2,497	187
Commercial real estate:
Office, retail, and industrial	1,183,952	4,009	15,652	19,661	1,203,613	19,573	-
Multi-family	345,018	2,811	2,033	4,844	349,862	6,203	-
Residential construction	139,499	1,320	33,871	35,191	174,690	52,122	200
Commercial construction	140,044	4,000	20,428	24,428	164,472	28,685	-
Other commercial real estate	813,333	9,091	33,933	43,024	856,357	40,605	345
Total commercial real estate	2,621,846	21,231	105,917	127,148	2,748,994	147,188	545
Total corporate loans	4,275,694	29,002	137,957	166,959	4,442,653	199,773	2,284
Home equity	431,446	4,715	9,082	13,797	445,243	7,948	1,870
1-4 family mortgages	154,999	2,523	3,368	5,891	160,890	3,902	4
Installment loans	50,899	742	133	875	51,774	159	86
Total consumer loans	637,344	7,980	12,583	20,563	657,907	12,009	1,960
Total loans, excluding covered loans	4,913,038	36,982	150,540	187,522	5,100,560	211,782	4,244
Covered loans	268,934	18,445	84,350	102,795	371,729	-	84,350
Total loans	$5,181,972	$55,427	$234,890	$290,317	$5,472,289	$211,782	$88,594

Allowance for Credit Losses

The Company maintains an allowance for credit losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio.

Allowance for Credit Losses
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$139,831	$145,477	$145,072	$144,808
Loans charged-off	(29,998)	(35,806)	(79,315)	(80,535)
Recoveries of loans previously charged-off	1,033	1,772	6,854	7,294
Net loans charged-off	(28,965)	(34,034)	(72,461)	(73,241)
Provision for loan losses	20,425	33,576	58,680	73,452
Balance at end of period	$131,291	$145,019	$131,291	$145,019
Allowance for loan losses	$128,791	$144,569	$128,791	$144,569
Reserve for unfunded commitments	2,500	450	2,500	450
Total allowance for credit losses	$131,291	$145,019	$131,291	$145,019

Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi- Family	Residential Construction	Other Commercial Real Estate	Consumer	Covered Loans	Total Allowance
Nine Months ended September 30, 2011
Balance at beginning of period	$49,545	$20,758	$3,996	$27,933	$29,869	$12,971	$-	$145,072
Loans charged-off	(22,815)	(4,395)	(9,445)	(11,397)	(17,018)	(8,021)	(6,224)	(79,315)
Recoveries of loans previously charged-off	2,952	60	74	2,830	623	315	-	6,854
Net loans charged-off	(19,863)	(4,335)	(9,371)	(8,567)	(16,395)	(7,706)	(6,224)	(72,461)
Provision for loan losses	19,217	224	9,985	(1,295)	13,637	9,665	7,247	58,680
Balance at end of period	$48,899	$16,647	$4,610	$18,071	$27,111	$14,930	$1,023	$131,291
Nine Months ended September 30, 2010
Balance at beginning of period	$54,452	$20,164	$4,555	$33,078	$21,084	$11,475	$-	$144,808
Loans charged-off	(26,376)	(7,434)	(1,771)	(19,176)	(17,128)	(7,986)	(664)	(80,535)
Recoveries of loans previously charged-off	4,796	612	552	270	342	698	24	7,294
Net loans charged-off	(21,580)	(6,822)	(1,219)	(18,906)	(16,786)	(7,288)	(640)	(73,241)
Provision for loan losses	22,125	6,837	573	9,379	24,509	9,389	640	73,452
Balance at end of period	$54,997	$20,179	$3,909	$23,551	$28,807	$13,576	$-	$145,019

Impaired Loans

A portion of the Company’s allowance for credit losses is allocated to loans deemed impaired. Impaired loans consist of corporate non-accrual loans and TDRs. Smaller homogeneous loans, such as home equity, installment, and 1-4 family mortgages, are not individually assessed for impairment.

Impaired Loans
(Dollar amounts in thousands)

	September 30, 2011	December 31, 2010
Impaired loans individually evaluated for impairment:
Impaired loans with a related allowance for credit losses (1)	$35,447	$13,790
Impaired loans with no specific related allowance (2)	110,539	173,534
Total impaired loans individually evaluated for impairment	145,986	187,324
Corporate non-accrual loans not individually evaluated for impairment (3)	12,732	12,449
Total corporate non-accrual loans	158,718	199,773
TDRs, still accruing interest	7,033	22,371
Total impaired loans	$165,751	$222,144
Valuation allowance related to impaired loans	$14,893	$6,343

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

The present value of any decreases in expected cash flows of covered loans after the purchase date is recognized by recording a charge-off through the allowance for loan losses. Since most covered loans are accounted for as purchased impaired loans and the carrying values of those loans are periodically adjusted for any changes in expected future cash flows, they are not included in the calculation of the allowance for credit losses and are not displayed in this table.

Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans			Allowance For Credit Losses
	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
September 30, 2011
Commercial, industrial, and agricultural	$26,421	$1,700,049	$1,726,470	$7,625	$41,274	$48,899
Commercial real estate:
Office, retail, and industrial	23,168	1,240,147	1,263,315	154	16,493	16,647
Multi-family	17,489	299,824	317,313	35	4,575	4,610
Residential construction	20,327	95,956	116,283	2,360	15,711	18,071
Other commercial real estate	58,581	964,549	1,023,130	4,719	22,392	27,111
Total commercial real estate	119,565	2,600,476	2,720,041	7,268	59,171	66,439
Total corporate loans	145,986	4,300,525	4,446,511	14,893	100,445	115,338
Consumer	-	657,983	657,983	-	14,930	14,930
Total loans, excluding covered loans	145,986	4,958,508	5,104,494	14,893	115,375	130,268
Covered loans (1)	-	45,888	45,888	-	1,023	1,023
Total loans included in the calculation of the allowance for credit losses	$145,986	$5,004,396	$5,150,382	$14,893	$116,398	$131,291
December 31, 2010
Commercial, industrial, and agricultural	$43,365	$1,650,294	$1,693,659	$2,650	$46,895	$49,545
Commercial real estate:
Office, retail, and industrial	18,076	1,185,537	1,203,613	-	20,758	20,758
Multi-family	5,696	344,166	349,862	497	3,499	3,996
Residential construction	51,269	123,421	174,690	-	27,933	27,933
Other commercial real estate	68,918	951,911	1,020,829	3,196	26,673	29,869
Total commercial real estate	143,959	2,605,035	2,748,994	3,693	78,863	82,556
Total corporate loans	187,324	4,255,329	4,442,653	6,343	125,758	132,101
Consumer	-	657,907	657,907	-	12,971	12,971
Total	$187,324	$4,913,236	$5,100,560	$6,343	$138,729	$145,072

(1)	These are open-end consumer loans that are not categorized as impaired loans.

The following table presents loans individually evaluated for impairment by class of loan as of September 30, 2011 and December 31, 2010.

Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	September 30, 2011				December 31, 2010
	Recorded Investment In				Recorded Investment In
	Loans with No Specific Related Allowance	Loans with a Related Allowance for Credit Losses	Unpaid Principal Balance	Allowance for Credit Losses Allocated	Loans with No Specific Related Allowance	Loans with a Related Allowance for Credit Losses	Unpaid Principal Balance	Allowance for Credit Losses Allocated
Commercial and industrial	$13,484	$10,540	$33,119	$6,948	$40,715	$2,650	$53,353	$2,650
Agricultural	-	2,397	3,445	677	2,447	-	2,982	-
Commercial real estate:
Office, retail, and industrial	21,126	2,042	28,367	154	18,076	-	26,193	-
Multi-family	17,383	106	25,489	35	4,565	1,131	7,322	497
Residential construction	12,521	7,806	46,316	2,360	51,269	-	129,698	-
Commercial construction	15,311	-	20,047	-	28,685	-	38,404	-
Other commercial real estate	30,714	12,556	65,803	4,719	27,777	10,009	60,465	3,196
Total commercial real estate	97,055	22,510	186,022	7,268	130,372	11,140	262,082	3,693
Total impaired loans individually evaluated for impairment	$110,539	$35,447	$222,586	$14,893	$173,534	$13,790	$318,417	$6,343

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Average Recorded Investment Balance	Interest Income Recognized (1)	Average Recorded Investment Balance	Interest Income Recognized (1)
Commercial and industrial	$48,982	$51	$35,238	$69
Agricultural	1,463	-	1,702	-
Commercial real estate:
Office, retail, and industrial	30,423	30	26,154	-
Multi-family	12,226	6	8,518	-
Residential construction	34,828	27	89,905	75
Commercial construction	23,818	-	21,522	-
Other commercial real estate	26,143	23	18,821	37
Total commercial real estate	127,438	86	164,920	112
Total impaired loans individually evaluated for impairment	$177,883	$137	$201,860	$181

(1)	Recorded using the cash basis of accounting.

TDRs

TDRs are loans for which the original contractual terms of the loans have been modified and both of the following conditions exist: (i) the restructuring constitutes a concession (including forgiveness of principal or interest) and (ii) the borrower is experiencing financial difficulties. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. The Company’s TDRs are determined on a case-by-case basis in connection with ongoing loan collection processes.

Loan modifications are generally performed at the request of the individual borrower and may include reduction in interest rates, changes in payments, and maturity date extensions. Although the Company does not have formal, standardized loan modification programs for its commercial or consumer loan portfolios, it participates in the U.S. Department of the Treasury (the “Treasury”)’s Home Affordable Modification Program (“HAMP”) and complies with Regulation Z, the Federal Truth in Lending Act. HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the Treasury compensating us for a portion of the reduction in monthly amounts due from borrowers participating in this program.

The following table presents a summary of loans that were restructured during the nine months ended September 30, 2011.

	Nine Months Ended September 30, 2011
	Number of Loans	Pre-Modification Recorded Investment	Funds Disbursed	Interest and Escrow Capitalized	Post-Modification Recorded Investment
Commercial and industrial	10	$886	$-	$7	$893
Agricultural	-	-	-	-	-
Commercial real estate:
Office, retail and industrial	3	3,407	293	9	3,709
Multi-family	-	-	-	-	-
Residential construction	-	-	-	-	-
Commercial construction	-	-	-	-	-
Other commercial real estate	1	174	-	74	248
Total commercial real estate	4	3,581	293	83	3,957
Total corporate loans	14	4,467	293	90	4,850
Home equity	8	508	-	16	524
1-4 family mortgages	12	1,236	-	89	1,325
Installment loans	1	151	-	4	155
Total consumer loans	21	1,895	-	109	2,004
Total TDRs restructured during the period	35	$6,362	$293	$199	$6,854
TDRs, still accruing interest (1)	33	$6,120	$293	$122	$6,535
TDRs included in non-accrual (2)	2	242	-	77	319
Total	35	$6,362	$293	$199	$6,854

(1)	These loans are still accruing interest as of September 30, 2011.
(2)	These loans are included in non-accrual loans as of September 30, 2011.

The specific reserve portion of the allowance for loan losses on TDRs is determined by discounting the restructured cash flows at the original effective rate of the loan before modification or is based on the underlying collateral value less costs to sell, if repayment of the loan is collateral-dependent. If the resulting amount is less than the recorded book value, the Company either establishes a valuation allowance (i.e. specific reserve) as a component of the allowance for loan losses or charges off the impaired balance if it determines that such amount is a confirmed loss. This method is used consistently for all segments of the portfolio. The allowance for loan losses also includes an allowance based on a loss migration analysis for each loan category for loans that are not individually evaluated for specific impairment. All loans charged-off, including TDRs charged-off, are factored into this calculation by portfolio segment.

The following table presents TDRs that had charge-offs during the nine months ended September 30, 2011. These loans were restructured during the last twelve months and subsequently defaulted, resulting in a principal charge-off during the current year-to-date period. None of these loans accrued interest during the nine months ended September 30, 2011.

	Nine Months Ended September 30, 2011
	Number of Loans	Pre-Charge-off Recorded Investment	Principal Charged-off	Post-Charge-off Recorded Investment
Commercial and industrial	4	$904	$(368)	$536
Agricultural	-	-	-	-
Commercial real estate:
Office, retail and industrial	1	397	(397)	-
Multi-family	14	4,772	(1,231)	3,541
Residential construction	5	6,088	(1,512)	4,576
Commercial construction	-	-	-	-
Other commercial real estate	3	2,014	(494)	1,520
Total commercial real estate	23	13,271	(3,634)	9,637
Total corporate loans	27	14,175	(4,002)	10,173
Home equity	3	252	(172)	80
1-4 family mortgages	3	296	(241)	55
Installment loans	-	-	-	-
Total consumer loans	6	548	(413)	135
Total TDRs with charge-offs	33	$14,723	$(4,415)	$10,308
TDRs, still accruing interest	-	$-	$-	$-
TDRs included in non-accrual	33	14,723	(4,415)	10,308
Total	33	$14,723	$(4,415)	$10,308

There were no commitments to lend additional funds to borrowers with TDRs as of September 30, 2011.

Credit Quality Indicators

Corporate loans and commitments are assessed for risk and assigned ratings based on various characteristics, such as the borrower’s cash flow, leverage, collateral, management characteristics, and other factors. Ratings for commercial credits are reviewed periodically. Consumer loans are assessed for credit quality based on the aging status of the loan. The assessment of consumer loans is completed at the end of each reporting period. Loans are analyzed on an individual basis when the internal credit rating is at or below a predetermined classification and the loan exceeds a fixed dollar amount.

Credit Quality Indicators by Class, Excluding Covered Loans
 (Dollar amounts in thousands)

	Pass	Special Mention (1)	Substandard / Accrual (2)	Substandard / Non-accrual (3)	Total
September 30, 2011
Commercial and industrial	$1,318,968	$75,779	$50,780	$30,507	$1,476,034
Agricultural	236,276	11,183	-	2,977	250,436
Commercial real estate:
Office, retail, and industrial	1,087,461	108,694	42,432	24,728	1,263,315
Multi-family	277,658	5,847	15,612	18,196	317,313
Residential construction	50,220	29,524	15,628	20,911	116,283
Commercial construction	89,462	31,966	8,789	15,672	145,889
Other commercial real estate	732,930	81,402	17,182	45,727	877,241
Total commercial real estate	2,237,731	257,433	99,643	125,234	2,720,041
Total corporate loans	$3,792,975	$344,395	$150,423	$158,718	$4,446,511
December 31, 2010
Commercial and industrial	$1,303,142	$83,259	$29,414	$50,088	$1,465,903
Agricultural	209,317	15,667	275	2,497	227,756
Commercial real estate:
Office, retail, and industrial	1,026,124	123,800	34,116	19,573	1,203,613
Multi-family	307,845	20,643	15,171	6,203	349,862
Residential construction	57,209	35,950	29,409	52,122	174,690
Commercial construction	85,305	35,750	14,732	28,685	164,472
Other commercial real estate	697,971	89,247	28,534	40,605	856,357
Total commercial real estate	2,174,454	305,390	121,962	147,188	2,748,994
Total corporate loans	$3,686,913	$404,316	$151,651	$199,773	$4,442,653

	Performing	Non-accrual	Total
September 30, 2011
Home equity	$417,197	$7,789	$424,986
1-4 family mortgages	184,939	4,648	189,587
Installment loans	43,376	34	43,410
Total consumer loans	$645,512	$12,471	$657,983
December 31, 2010
Home equity	$437,295	$7,948	$445,243
1-4 family mortgages	156,988	3,902	160,890
Installment loans	51,615	159	51,774
Total consumer loans	$645,898	$12,009	$657,907

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

7. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$9,116	$2,585	$30,162	$18,475
Preferred dividends	(2,413)	(2,412)	(7,238)	(7,237)
Accretion on preferred stock	(173)	(163)	(511)	(483)
Net income applicable to non-vested restricted shares	(96)	1	(338)	(145)
Net income applicable to common shares	$6,434	$11	$22,075	$10,610
Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	73,361	73,072	73,258	72,199
Dilutive effect of common stock equivalents	-	-	-	-
Weighted-average diluted common shares outstanding	73,361	73,072	73,258	72,199
Basic earnings per share	$0.09	$0.00	$0.30	$0.15
Diluted earnings per share	$0.09	$0.00	$0.30	$0.15
Anti-dilutive shares not included in the computation of diluted earnings per share (1)	3,561	3,799	3,637	3,832

(1)	Represents outstanding stock options and common stock warrants for which the exercise price is greater than the average market price of the Company’s common stock.

8.  INCOME TAXES

Income Tax (Benefit) Expense
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income (loss) before income tax expense (benefit)	$10,820	$(1,387)	$34,737	$14,997
Income tax expense (benefit):
Federal income tax expense (benefit)	$909	$(3,610)	$3,592	$(3,892)
State income tax expense (benefit)	795	(362)	983	414
Total income tax expense (benefit)	$1,704	$(3,972)	$4,575	$(3,478)
Effective income tax rate	15.7%	N/M	13.2%	N/M

N/M – Not meaningful.

Federal income tax expense (benefit) and the related effective income tax rate are primarily influenced by the amount of tax-exempt income derived from investment securities and bank-owned life insurance in relation to pre-tax income. State income tax expense (benefit) and the related effective tax rate are influenced by state tax rules relating to consolidated/combined reporting and sourcing of income and expense.

Income tax expense increased for both third quarter 2011 and the first nine months of 2011 compared to the same periods in 2010. The increases resulted from an increase in pre-tax income in the 2011 periods over that of the prior periods, as well as decreases in tax-exempt income and the impacts of the Illinois tax law change described below.

Effective January 1, 2011, the Illinois corporate income tax rate increased from 7.3% to 9.5%. This rate increase resulted in additional state tax expense, net of federal tax, of $105,000 for third quarter 2011 and $368,000 for the nine months ended September 30, 2011. Also, as a result of this rate change, the Company recorded a $1.6 million state tax benefit in first quarter 2011 related to the write-up of state deferred tax assets.

9.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

All derivative instruments are recorded at fair value as either other assets or other liabilities in the Condensed Consolidated Statements of Financial Condition. Subsequent changes in a derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met. The accounting policies related to derivative instruments and hedging activities are presented in Note 1, “Summary of Significant Accounting Policies,” contained in the Company’s 2010 10-K.

During the nine months ended September 30, 2011 and 2010, the Company hedged the fair value of fixed rate commercial real estate loans through the use of pay fixed, receive variable interest rate swaps. These derivative contracts were designated as fair value hedges and are valued using observable market prices, if available, or third party cash flow projection models. The fair value and notional amounts of the fair value hedges and the amount of hedge ineffectiveness recognized thereon were not material for any period presented.

The Company’s derivative portfolio also includes derivative instruments not designated in a hedge relationship consisting of commitments to originate 1-4 family mortgage loans and foreign exchange contracts. The fair value of these instruments was not material for any period presented. The Company had no other derivative instruments as of September 30, 2011 or December 31, 2010. The Company does not enter into derivative transactions for purely speculative purposes.

10.  COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

Credit Commitments and Guarantees

In the normal course of business, the Company enters into a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers and to conduct lending activities. These instruments include commitments to extend credit and standby and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Condensed Consolidated Statements of Financial Condition.

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	September 30, 2011	December 31, 2010
Commitments to extend credit:
Home equity lines	$262,756	$275,826
Credit card lines to businesses	18,908	26,376
1-4 family real estate construction	26,411	26,682
Commercial real estate	161,255	175,608
Commercial and industrial	602,610	553,168
Overdraft protection program (1)	176,754	169,824
All other commitments	124,500	97,299
Total commitments	$1,373,194	$1,324,783
Letters of credit:
1-4 family real estate construction	$9,344	$10,551
Commercial real estate	51,155	54,896
All other	74,223	74,594
Total letters of credit	$134,722	$140,041
Unamortized fees associated with letters of credit (2) (3)	$835	$696
Remaining weighted-average term (in months)	9.5	12.2
Remaining lives (in years)	0.1 to 12.8	0.1 to 9.5

	September 30, 2011	December 31, 2010
Recourse on securitized assets:
Unpaid principal balance of assets securitized	$7,248	$7,424
Cap on recourse obligation	2,208	2,208
Carrying value of recourse obligation (2)	148	148

(1)
Federal regulation regarding electronic fund transfers require consumers to affirmatively consent to the institution’s overdraft service for automated teller machine and one-time debit card transactions before overdraft fees may be assessed on the account. Consumers are provided a specific line for the amount they may overdraw.

(2)	Included in other liabilities in the Condensed Consolidated Statements of Financial Condition.
(3)	The Company will amortize these amounts into income over the commitment period.

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

The maximum potential future payments guaranteed by the Company under standby letters of credit arrangements are equal to the contractual amount of the commitment. If a commitment is funded, the Company may seek recourse through the liquidation of the underlying collateral including real estate, production plants and property, marketable securities, or receipt of cash.

Pursuant to the securitization of certain 1-4 family mortgage loans in 2004, the Company is contractually obligated to repurchase at recorded value any non-performing loans, defined as loans past due greater than 90 days. According to the securitization agreement, the Company’s recourse obligation will end on November 30, 2011. For the nine months ended September 30, 2010, there were $114,000 of recourse loans repurchased and $36,000 in charge-offs of recourse loans. There were no repurchases or charge-offs of recourse loans for the nine months ended September 30, 2011.

Legal Proceedings

In August 2011, the Company’s wholly-owned banking subsidiary, First Midwest Bank (the “Bank”) was named in a purported class action lawsuit filed in the Circuit Court of Cook County, Illinois on behalf of certain of the Bank’s customers who incurred overdraft fees. The lawsuit is based on the Bank’s practices pursuant to debit card transactions, and alleges, among other things, that these practices have resulted in customers being unfairly assessed overdraft fees. The lawsuit seeks an unspecified amount of damages and other relief, including restitution. The Company believes that the complaint contains significant inaccuracies and factual misstatements and that the Bank has meritorious defenses. As a result, the Bank intends to vigorously defend itself against the allegations in the lawsuit.

As of September 30, 2011, there were certain other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, arising from legal proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of September 30, 2011.

11.  FAIR VALUE

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

•
Level 2 – Observable inputs other than level 1 prices, such as quoted prices for similar instruments, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

Fair Value Measurements
(Dollar amounts in thousands)

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities:
Money market funds	$1,113	$-	$-	$1,113
Mutual funds	12,195	-	-	12,195
Total trading securities	13,308	-	-	13,308
Securities available-for-sale:
U.S. agency securities	-	5,103	-	5,103
CMOs	-	337,448	-	337,448
Other residential mortgage-backed securities	-	98,387	-	98,387
Municipal securities	-	484,950	-	484,950
CDOs	-	-	14,217	14,217
Corporate debt securities	-	27,666	-	27,666
Hedge fund investment	-	1,620	-	1,620
Other equity securities	41	998	-	1,039
Total securities available-for-sale	41	956,172	14,217	970,430
Mortgage servicing rights (1)	-	-	932	932
Total assets	$13,349	$956,172	$15,149	$984,670
Liabilities:
Derivative liabilities (1)	$-	$1,877	$-	$1,877
Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (2)	$-	$-	$80,395	$80,395
OREO (3)	-	-	45,457	45,457
Loans held-for-sale	-	-	4,620	4,620
Assets held-for-sale (4)	-	-	7,945	7,945
Total assets	$-	$-	$138,417	$138,417

Refer to the following page for footnotes.

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities:
Money market funds	$1,196	$-	$-	$1,196
Mutual funds	14,086	-	-	14,086
Total trading securities	15,282	-	-	15,282
Securities available-for-sale:
U.S. agency securities	-	17,886	-	17,886
CMOs	-	379,589	-	379,589
Other residential mortgage-backed securities	-	106,451	-	106,451
Municipal securities	-	503,991	-	503,991
CDOs	-	-	14,858	14,858
Corporate debt securities	-	32,345	-	32,345
Hedge fund investment	-	1,683	-	1,683
Other equity securities	38	961	-	999
Total securities available-for-sale	38	1,042,906	14,858	1,057,802
Mortgage servicing rights (1)	-	-	942	942
Total assets	$15,320	$1,042,906	$15,800	$1,074,026
Liabilities:
Derivative liabilities (1)	$-	$1,833	$-	$1,833
Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (2)	$-	$-	$125,258	$125,258
OREO (3)	-	-	53,439	53,439
Total assets	$-	$-	$178,697	$178,697

(1)	Mortgage servicing rights are included in other assets, and derivative liabilities are included in other liabilities in the Condensed Consolidated Statements of Financial Condition.
(2)
Represents the carrying value of loans for which adjustments are based on the appraised or market-quoted value of the collateral, net of selling costs. Collateral-dependent loans for which no fair value adjustments were necessary during the nine months ended September 30, 2011 are not included.

(3)	Represents the estimated fair value, net of selling costs, based on appraised value and includes covered OREO.
(4)	Included in premises, furniture, and equipment in the Condensed Consolidated Statements of Financial Condition.

Valuation Methodologies

The following describes the valuation methodologies used by the Company for assets and liabilities measured at fair value.

Trading Securities – Trading securities represent diversified investment securities held in a rabbi trust and are invested in money market and mutual funds. The fair value of these money market and mutual funds is based on quoted market prices in active exchange markets and is classified in level 1 of the fair value hierarchy. All trading securities are reported at fair value, with unrealized gains and losses included in other noninterest income.

Securities Available-for-Sale – Securities available-for-sale are primarily fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted prices in active markets obtained from external pricing services or dealer market participants and is classified in level 2 of the fair value hierarchy. The Company has evaluated the methodologies used by its external pricing services to develop the fair values to determine whether such valuations are representative of an exit price in the Company’s principal markets. Examples of such securities measured at fair value are U.S. agency securities, municipal bonds, CMOs, and other mortgage-backed securities.

The following table provides inputs used in the evaluation of the Company’s CMOs and other mortgage-backed securities.

	Collateralized Mortgage Obligations	Other Mortgage- Backed Securities
Weighted-average coupon rate	4.6%	2.3%
Weighted-average maturity (in years)	2.0	3.6
Information on underlying residential mortgages:
Origination dates	2000 to 2010	2000 to 2010
Weighted-average coupon rate	5.7%	5.9%
Weighted-average maturity (in years)	7.6	9.3

The Company’s hedge fund investment is also classified in level 2 of the fair value hierarchy. The fair value is derived from monthly and annual financial statements provided by hedge fund management. The majority of the hedge fund’s investment portfolio is held in securities that are freely tradable and are listed on national securities exchanges.

In certain cases, where there is limited market activity or less transparent inputs to the valuation, securities are classified in level 3 of the fair value hierarchy. For instance, in the valuation of CDOs, the determination of fair value requires benchmarking to similar instruments or analyzing default and recovery rates. Due to the illiquidity in the secondary market for the Company’s CDOs, the Company estimates the value of these securities using discounted cash flow analyses with the assistance of a structured credit valuation firm. The valuation for each of the CDOs relies on historical financial data for the obligors of the underlying collateral. The valuation firm performs a credit analysis of each of the entities comprising the collateral underlying each CDO in order to estimate the entities’ likelihood of default on their trust-preferred obligations. Cash flows are modeled according to the contractual terms of the CDO, discounted to their present values, and are used to derive the estimated fair value of the individual CDO. The discount rates used in the discounted cash flow analyses range from LIBOR plus 1,300 to LIBOR plus 1,400 basis points, depending upon the specific CDO and reflects the higher risk inherent in these securities given the current market environment.

Carrying Value of Level 3 Securities Available-for-Sale
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$16,487	$13,664	$14,858	$11,728
Total income (loss):
Included in earnings (1)	(177)	(852)	(177)	(4,664)
Included in other comprehensive income	(2,093)	612	(464)	6,360
Balance at end of period	$14,217	$13,424	$14,217	$13,424
Change in unrealized losses recognized in earnings relating to securities still held at end of period	$(177)	$(852)	$(177)	$(4,664)

(1)	Included in securities gains, net in the Condensed Consolidated Statements of Income.

Mortgage Servicing Rights – The Company records its mortgage servicing rights at fair value and includes them in other assets in the Condensed Consolidated Statements of Financial Condition. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the present value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights at September 30, 2011 included prepayment speeds, maturities, and discount rates. While market-based data is used to determine the assumptions, the Company incorporates its own estimates of the assumptions market participants would use in determining the fair value of mortgage servicing rights, which results in a level 3 classification in the fair value hierarchy.

Carrying Value of Mortgage Servicing Rights
(Dollar amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$840	$1,133	$942	$1,238
Total (losses) gains included in earnings (1):
Due to changes in valuation inputs and assumptions (2)	134	21	124	44
Other changes in fair value (3)	(42)	(64)	(134)	(192)
Balance at end of period	$932	$1,090	$932	$1,090
Key economic assumptions used in measuring fair value, at end of period:
Weighted-average prepayment speed	11.9%	15.5%	11.9%	15.5%
Weighted-average discount rate	11.6%	11.4%	11.6%	11.4%
Weighted-average maturity, in months	198.8	206.1	198.8	206.1
Contractual servicing fees earned during the period (1)	$58	$72	$181	$233

	September 30, 2011	December 31, 2010
Total amount of loans being serviced for the benefit of others at end of period (4)	$83,573	$114,720

(1)	Included in other service charges, commissions, and fees in the Condensed Consolidated Statements of Income and relate to mortgage servicing rights still held at the end of the period.
(2)	Principally reflects changes in prepayment speed assumptions.
(3)	Primarily represents changes in expected cash flows over time due to payoffs and paydowns.
(4)	These loans are serviced for and owned by third parties and are not included in the Condensed Consolidated Statements of Financial Condition.

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

Collateral-Dependent Impaired Loans – The carrying value of impaired loans is disclosed in Note 6, “Past Due Loans, Allowance for Credit Losses, and Impaired Loans.” The Company does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded in the form of specific reserves or charge-offs on these loans to reflect (i) specific reserves or partial charge-offs that are based on the current appraised value of the underlying collateral or (ii) the full charge-off of the loan’s carrying value. The fair value adjustments are primarily determined by current appraised values of underlying collateral, net of estimated selling costs. For collateral-dependent impaired loans, new appraisals are required every six months for construction loans, and annually for all other commercial real estate loans. In limited circumstances, such as cases of outdated appraisals, the appraised values may be reduced by a certain percentage depending upon the specific facts and circumstances or an internal valuation may be used when the underlying collateral is located in areas where comparable sales data is limited, outdated, or unavailable. Accordingly, collateral-dependent impaired loans are classified in level 3 of the fair value hierarchy.

Other Real Estate Owned – OREO consists of properties acquired through foreclosure in partial or total satisfaction of certain loans. Upon initial transfer into OREO, a current appraisal is required (generally less than six months old for residential and commercial land and less than one year old for all other commercial property). Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the current appraised value of the properties less estimated selling costs. Fair value assumes an orderly disposition except where a specific disposition strategy is expected, which would require the use of other appraised values, such as forced liquidation or as-completed/stabilized values.

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

Loans Held-for-Sale –The loans held-for-sale consist of two construction loans. During third quarter 2011, the Company determined that the loans met the held-for-sale criteria and transferred them into the held-for-sale category at the lower of the recorded investment in the loan or the estimated fair value, less costs to sell. The fair value was determined by the sales contract price. Accordingly, the loans held-for-sale are classified in level 3 of the fair value hierarchy.

Assets Held-for-Sale – In second quarter 2011, the Company entered into an agreement to sell property held for expansion and classified it as held-for-sale. Based on the sales contract price, the Company wrote-down the book value of the property and classified it in level 3 of the fair value hierarchy. The sale of the property is expected to close in fourth quarter 2011.

Fair Value Measurements Recorded for
Assets Measured at Fair Value on a Non-Recurring Basis
(Dollar amounts in thousands)

	Quarter Ended September 30, 2011		Nine Months Ended September 30, 2011
	Charged to Allowance for Loan Losses	Charged to Earnings	Charged to Allowance for Loan Losses	Charged to Earnings
Collateral-dependent impaired loans	$26,137	$-	$62,406	$-
OREO	-	674	-	3,309
Loans held-for-sale	1,596	-	1,796	-
Assets held-for-sale	-	75	-	671

Goodwill – Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting and is subject to impairment testing, which requires a significant degree of management judgment. Goodwill is tested at least annually for impairment or more often if events or circumstances between annual tests indicate that there may be impairment.

Due to volatile market conditions and a decline in the Company’s market capitalization, management determined that an interim impairment test of goodwill as of September 30, 2011 was appropriate. The testing was performed by comparing the carrying value of the reporting unit with management’s estimate of the fair value of the reporting unit, which is based on a discounted cash flow analysis. The interim testing did not indicate that an impairment charge was required.

If the testing had resulted in impairment, the Company would have classified goodwill as a level 3 nonrecurring fair value measurement. Additional information regarding goodwill and impairment policies can be found in Note 8, “Goodwill and Other Intangible Assets,” contained in the Company’s 2010 Form 10-K.

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

In addition to the valuation methodology explained above for financial instruments recorded at fair value, the following methods and assumptions were used in estimating the fair value of financial instruments that are carried at cost in the Condensed Consolidated Statements of Financial Condition.

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

Securities Held-to-Maturity – The fair value of securities held-to-maturity is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Investment in Bank-Owned Life Insurance – The fair value of investments in bank-owned life insurance is based on each policy’s respective cash surrender value.

Deposit Liabilities – The fair values disclosed for demand deposits, savings deposits, NOW accounts, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value for fixed-rate time deposits was estimated using present value techniques by discounting the future cash flows based on the LIBOR yield curve, plus or minus the spread associated with current pricing.

Borrowed Funds – The fair value of repurchase agreements and FHLB advances is estimated by discounting the agreements based on maturities using the rates currently offered for repurchase agreements of similar remaining maturities. The carrying amounts of federal funds purchased, federal term auction facilities, and other borrowed funds approximate their fair value due to their short-term nature.

Subordinated Debt – The fair value of subordinated debt was determined using available market quotes.

Standby Letters of Credit – The fair value of standby letters of credit represent deferred fees arising from the related off-balance sheet financial instruments. These deferred fees approximate the fair value of these instruments and are based on several factors, including the remaining terms of the agreement and the credit standing of the customer.

Commitments – The Company has estimated the fair value of commitments outstanding to be immaterial based on the following factors: (i) the limited interest rate exposure posed by the commitments outstanding due to their variable nature, (ii)

the general short-term nature of the commitment periods entered into, (iii) termination clauses provided in the agreements, and (iv) the market rate of fees charged.

Financial Instruments
(Dollar amounts in thousands)

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$116,003	$116,003	$102,495	$102,495
Interest-bearing deposits in other banks	946,330	946,330	483,281	483,281
Loans-held-for-sale	4,620	4,620	236	236
Trading securities	13,308	13,308	15,282	15,282
Securities available-for-sale	970,430	970,430	1,057,802	1,057,802
Securities held-to-maturity	74,375	78,952	81,320	82,525
Loans, net of allowance for loan losses	5,265,450	5,274,858	5,329,717	5,323,830
FDIC indemnification asset	63,508	63,508	95,899	95,899
Accrued interest receivable	31,047	31,047	29,953	29,953
Investment in bank-owned life insurance	205,886	205,886	197,644	197,644
Financial Liabilities:
Deposits	$6,626,608	$6,627,430	$6,511,476	$6,512,626
Borrowed funds	386,429	389,807	303,974	306,703
Subordinated debt	137,751	130,245	137,744	122,261
Accrued interest payable	5,581	5,581	4,557	4,557
Derivative liabilities	1,877	1,877	1,833	1,833
Standby letters of credit	835	835	696	696

12.  SUBSEQUENT EVENTS

As discussed in Note 12, “Material Transactions Affecting Stockholders’ Equity” contained in the Company’s 2010 10-K, in 2008, the Company issued $193.0 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, and a related warrant to the Treasury under the Treasury’s Capital Purchase Program (“CPP”) enacted under the Troubled Asset Relief Program (“TARP”) and the Emergency Economic Stabilization Act of 2008.

In October 2011, the Company received approval from the Treasury to redeem all of the $193.0 million of preferred stock issued to the Treasury. There are no conditions or qualifications of any kind associated with the approval. The Company anticipates that the redemption will be funded through a combination of existing liquid assets and proceeds from the completion of one or more debt offerings. The size, structure, and timing of any debt offering will depend upon overall market conditions.

Also, in October 2011, the Company entered into a purchase agreement with Old National Bank (“Old National”) to purchase certain deposits that Old National recently acquired in an FDIC-assisted transaction. The transaction involves approximately $185 million in deposits, half of which are core transactional deposits, and one banking facility located in the market in which the Company operates. The transaction is expected to close in December 2011 subject to regulatory approval, with final purchase terms dependent upon deposits remaining as of the closing date.

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2011 through the date its consolidated financial statements were issued. Based on the evaluation, management does not believe any other subsequent events have occurred that would require further disclosure or adjustment to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to address the significant factors affecting our results of operations and financial condition for the quarters and nine-month periods ended September 30, 2011 and 2010. When we use the terms “First Midwest,” the “Company,” “we,” “us,” and “our,” we mean First Midwest Bancorp, Inc., a Delaware Corporation, and its consolidated subsidiaries. When we use the term “Bank,” we are referring to our wholly owned banking subsidiary, First Midwest Bank. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report, as well as in our 2010 Annual Report on Form 10-K (“2010 10-K”). Results of operations for the quarter and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011. Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

PERFORMANCE OVERVIEW

General Overview

Our banking network is located primarily in suburban metropolitan Chicago with additional locations in central and western Illinois and eastern Iowa. We provide a full range of business and retail banking and trust and advisory services through approximately 100 banking offices. Our primary sources of revenue are net interest income and fees from financial services provided to customers. Our largest expenses are interest on deposits and compensation expense. Business volumes tend to be influenced by overall economic factors affecting our market, including market interest rates, business spending, consumer confidence, competitive conditions within the marketplace, and certain seasonal factors.

Table 1
Selected Financial Data (1)
(Dollar and share amounts in thousands, except per share data)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Operating Results
Interest income	$80,175	$82,338	(2.6)	$242,754	$246,391	(1.5)
Interest expense	(9,640)	(12,125)	(20.5)	(30,212)	(38,621)	(21.8)
Net interest income	70,535	70,213	0.5	212,542	207,770	2.3
Fee-based revenues	24,417	22,456	8.7	70,325	64,374	9.2
Other noninterest (loss) income	(275)	1,921	(114.3)	2,457	3,153	(22.1)
Noninterest expense, excluding losses realized on other real estate owned (“OREO”) and costs associated with Federal Deposit Insurance Corporation (“FDIC”)-assisted transactions (2)	(61,270)	(59,665)	2.7	(186,166)	(173,889)	7.1
Pre-tax, pre-provision operating earnings (3)	33,407	34,925	(4.3)	99,158	101,408	(2.2)
Provision for loan losses	(20,425)	(33,576)	(39.2)	(58,680)	(73,452)	(20.1)
Securities gains, net	626	7,340	(91.5)	2,697	15,415	(82.5)
Securities impairment losses	(177)	(964)	(81.6)	(177)	(4,861)	(96.4)
Gain on FDIC-assisted transaction	-	-	-	-	4,303	(100.0)
Integration costs associated with FDIC- assisted transactions (2)	-	(847)	(100.0)	-	(2,748)	(100.0)
Write-downs of OREO (2)	(674)	(5,800)	(88.4)	(3,309)	(11,410)	(71.0)
Losses on sales of OREO, net (2)	(1,937)	(2,465)	(21.4)	(4,952)	(13,658)	(63.7)
Income (loss) before income tax	10,820	(1,387)	(880.1)	34,737	14,997	131.6
Income tax (expense) benefit	(1,704)	3,972	(142.9)	(4,575)	3,478	N/M
Net income	9,116	2,585	252.6	30,162	18,475	63.3
Preferred dividends and accretion on preferred stock	(2,586)	(2,575)	0.4	(7,749)	(7,720)	0.4
Net income applicable to non-vested restricted shares	(96)	1	N/M	(338)	(145)	133.1
Net income applicable to common shares	$6,434	$11	N/M	$22,075	$10,610	108.1
Weighted average diluted shares outstanding	73,361	73,072		73,258	72,199
Diluted earnings per common share	$0.09	$0.00		$0.30	$0.15
Performance Ratios (1)
Return on average common equity	2.67%	0.00%		3.13%	1.49%
Return on average assets	0.44%	0.13%		0.49%	0.31%
Net interest margin – tax equivalent	3.97%	4.05%		4.07%	4.18%
Efficiency ratio	60.27%	59.91%		60.95%	58.76%

N/M – Not meaningful.

(1)	All ratios are presented on an annualized basis.
(2)	For further discussion of losses realized on OREO and integration costs associated with FDIC-assisted transactions, see the section titled “Noninterest Expense.”
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

	September 30, 2011	December 31, 2010	September 30, 2010	September 30, 2011 Change From
				December 31, 2010	September 30, 2010
Balance Sheet Highlights
Total assets	$8,380,174	$8,138,302	$8,367,823	$241,872	$12,351
Total loans, excluding covered loans	5,104,494	5,100,560	5,164,666	3,934	(60,172)
Total loans, including covered loans	5,394,241	5,472,289	5,560,787	(78,048)	(166,546)
Total deposits	6,626,608	6,511,476	6,677,259	115,132	(50,651)
Transactional deposits	4,899,216	4,519,492	4,533,662	379,724	365,554
Loans to deposits ratio	81.4%	84.0%	83.3%
Transactional deposits to total deposits	73.9%	69.4%	67.9%

	September 30, 2011	December 31, 2010	September 30, 2010	September 30, 2011 Change From
				December 31, 2010	September 30, 2010
Asset Quality Highlights (1)
Non-accrual loans	$171,189	$211,782	$211,366	$(40,593)	$(40,177)
90 days or more past due loans (still accruing interest)	6,008	4,244	9,136	1,764	(3,128)
Total non-performing loans	177,197	216,026	220,502	(38,829)	(43,305)
Troubled debt restructurings (“TDRs”) (still accruing interest)	7,033	22,371	11,002	(15,338)	(3,969)
Other real estate owned	23,863	31,069	52,044	(7,206)	(28,181)
Total non-performing assets	$208,093	$269,466	$283,548	$(61,373)	$(75,455)
30-89 days past due loans (still accruing interest)	$34,061	$23,646	$41,590	$10,415	$(7,529)
Allowance for credit losses	$131,291	$145,072	$145,019	$(13,781)	$(13,728)
Allowance for credit losses as a percent of loans	2.57%	2.84%	2.81%

(1)
Excludes covered loans and covered OREO. For a discussion of covered assets, refer to Note 5 of “Notes to Condensed Consolidated Financial Statements” in Item 1 of this Form 10-Q. Asset quality, including covered loans and covered OREO, is included in the section titled “Loan Portfolio and Credit Quality” elsewhere in this report.

Net income for third quarter 2011 was $9.1 million, before adjustments for preferred dividends and accretion and non-vested restricted shares, and $6.4 million, or $0.09 per share, applicable to common shareholders after such adjustments. This compares to net income of $2.6 million and net income applicable to common shareholders of $11,000, or $0.00 per share, for third quarter 2010. For the first nine months of 2011, net income was $30.2 million, with $22.1 million, or $0.30 per share, applicable to common shareholders compared to net income of $18.5 million and net income applicable to common shareholders of $10.6 million, or $0.15 per share, for the same period in 2010.

Pre-tax, pre-provision operating earnings of $33.4 million for third quarter 2011 were down 4.3% compared to third quarter 2010. For the first nine months of 2011, pre-tax, pre-provision earnings were $99.2 million, down 2.2% compared to the same period in 2010. The decline for both periods resulted from higher loan remediation costs and expanded sales staff, including additional staff employed through an FDIC-assisted transaction, partially offset by higher fee-based revenues and net interest income. A discussion of net interest income and noninterest income and expense is presented in the following section titled “Earnings Performance.”

Non-performing assets, excluding covered loans and covered OREO, were $208.1 million at September 30, 2011, decreasing $61.4 million, or 22.8%, from December 31, 2010. The reduction was substantially due to remediation activities, dispositions, and charge-offs, partially offset by loans downgraded to non-accrual status. For a detailed discussion of non-performing assets, refer to the section titled “Loan Portfolio and Credit Quality” elsewhere in this report.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income is our primary source of revenue. Net interest income equals the difference between interest income plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total average interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are presented in Note 1 of “Notes to Condensed Consolidated Financial Statements” contained in our 2010 10-K.

Our accounting and reporting policies conform to GAAP and general practice within the banking industry. For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The effects of these adjustments are presented at the end of Tables 2 and 3. This measure may differ from other similarly named measures presented by other companies.

Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the quarters ended September 30, 2011 and 2010, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid thereon. Table 2 also details changes from the prior year in income generated by earning assets and expense incurred for each funding source and analyzes the extent to which any changes are attributable to volume and rate changes. Table 3 presents this same information for the nine months ended September 30, 2011 and 2010.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,						Attribution of Change in Net Interest Income (1)
	2011			2010
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$741,782	$463	0.25	$451,673	$344	0.30	$165	$(46)	$119
Trading securities	16,248	23	0.57	13,120	25	0.76	301	(303)	(2)
Investment securities (2)	1,057,075	11,604	4.39	1,178,794	15,583	5.29	(1,506)	(2,473)	(3,979)
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock	58,187	331	2.28	60,998	339	2.22	(16)	8	(8)
Loans, excluding covered loans (2)	5,136,130	64,509	4.98	5,207,419	65,806	5.01	(760)	(537)	(1,297)
Covered interest-earning assets (3)	387,635	6,640	6.80	367,727	4,294	4.63	243	2,103	2,346
Total loans	5,523,765	71,149	5.11	5,575,146	70,100	4.99	(517)	1,566	1,049
Total interest-earning assets (2)	7,397,057	83,570	4.49	7,279,731	86,391	4.72	(1,573)	(1,248)	(2,821)
Cash and due from banks	120,624			165,743
Allowance for loan losses	(143,443)			(155,312)
Other assets	855,542			913,455
Total assets	$8,229,780			$8,203,617
Liabilities and Stockholders’ Equity:
Savings deposits	$940,151	386	0.16	$832,672	561	0.27	86	(261)	(175)
NOW accounts	1,129,893	279	0.10	1,173,347	469	0.16	(16)	(174)	(190)
Money market deposits	1,236,546	696	0.22	1,226,314	1,449	0.47	12	(765)	(753)
Time deposits	1,731,413	5,293	1.21	2,022,721	6,570	1.29	(907)	(370)	(1,277)
Borrowed funds	262,001	706	1.07	337,905	797	0.94	(251)	160	(91)
Subordinated debt	137,749	2,280	6.57	137,740	2,279	6.56	-	1	1
Total interest-bearing liabilities	5,437,753	9,640	0.70	5,730,699	12,125	0.84	(1,076)	(1,409)	(2,485)
Demand deposits	1,569,671			1,242,257
Other liabilities	73,808			67,000
Stockholders’ equity - common	955,548			970,661
Stockholders’ equity - preferred	193,000			193,000
Total liabilities and stockholders’ equity	$8,229,780			$8,203,617
Net interest income/margin (2)		$73,930	3.97		$74,266	4.05	$(497)	$161	$(336)
Net interest income (GAAP)		$70,535			$70,213
Tax equivalent adjustment		3,395			4,053
Tax-equivalent net interest income		$73,930			$74,266

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

Table 3
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	Nine Months Ended September 30,						Attribution of Change in Net Interest Income (1)
	2011			2010
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$592,995	$1,096	0.25	$265,843	$547	0.28	$599	$(50)	$549
Trading securities	15,961	76	0.63	13,841	82	0.79	22	(28)	(6)
Investment securities (2)	1,124,360	37,585	4.46	1,229,920	51,054	5.53	(4,121)	(9,348)	(13,469)
FHLB and Federal Reserve Bank stock	59,745	1,028	2.29	59,759	1,002	2.24	-	26	26
Loans, excluding covered loans (2)	5,106,955	191,331	5.01	5,203,197	196,422	5.05	(3,879)	(1,212)	(5,091)
Covered interest-earning assets (3)	417,120	22,117	7.09	270,681	9,854	4.87	6,651	5,612	12,263
Total loans	5,524,075	213,448	5.17	5,473,878	206,276	5.04	2,772	4,400	7,172
Total interest-earning assets (2)	7,317,136	253,233	4.63	7,043,241	258,961	4.91	(728)	(5,000)	(5,728)
Cash and due from banks	120,902			149,763
Allowance for loan losses	(146,512)			(153,789)
Other assets	874,242			887,677
Total assets	$8,165,768			$7,926,892
Liabilities and Stockholders’ Equity:
Savings deposits	$928,862	1,347	0.19	$798,871	1,804	0.30	382	(839)	(457)
NOW accounts	1,100,676	915	0.11	1,085,177	1,526	0.19	22	(633)	(611)
Money market deposits	1,227,559	2,345	0.26	1,164,665	4,949	0.57	283	(2,887)	(2,604)
Time deposits	1,826,732	16,687	1.22	1,965,436	20,941	1.42	(1,408)	(2,846)	(4,254)
Borrowed funds	270,037	2,073	1.03	385,501	2,556	0.89	(1,019)	536	(483)
Subordinated debt	137,747	6,845	6.64	137,738	6,845	6.64	-	-	-
Total interest-bearing liabilities	5,491,613	30,212	0.74	5,537,388	38,621	0.93	(1,740)	(6,669)	(8,409)
Demand deposits	1,459,875			1,182,990
Other liabilities	78,973			61,047
Stockholders’ equity - common	942,307			952,467
Stockholders’ equity - preferred	193,000			193,000
Total liabilities and stockholders’ equity	$8,165,768			$7,926,892
Net interest income/margin (2)		$223,021	4.07		$220,340	4.18	$1,012	$1,669	$2,681
Net interest income (GAAP)		$212,542			$207,770
Tax equivalent adjustment		10,479			12,570
Tax-equivalent net interest income		$223,021			$220,340

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

Average interest-earning assets for third quarter 2011 rose $117.3 million, or 1.6%, from third quarter 2010. For the first nine months of 2011, average interest-earning assets grew $273.9 million, or 3.9%, compared to the same period in 2010. The increase in average interest-earning assets for both periods in 2011 compared to the same period in 2010 primarily resulted from the short-term investment of additional customer deposits and additional assets acquired in an FDIC-assisted transaction in August 2010.

Third quarter 2011 tax-equivalent net interest income decreased $336,000, or 0.5%, compared to third quarter 2010. Tax-equivalent interest income declined $2.8 million due to a 23 basis point decline in tax-equivalent yield discussed below.

Interest expense declined $2.5 million, as we used proceeds from securities sales and maturities to reduce higher-costing time deposits and borrowed funds.

For the first nine months of 2011, tax-equivalent net interest income increased $2.7 million, or 1.2%, compared to the first nine months of 2010 due to the impact of using proceeds from securities sales and maturities and transactional deposits acquired from FDIC-assisted transactions to reduce higher-costing time deposits and borrowed funds.

Tax-equivalent net interest margin for third quarter 2011 was 3.97%, a decline of 8 basis points from third quarter 2010, primarily reflecting the impact of the growth in deposits invested in low-yielding short-term investments. The reduction in margin resulted from a 23 basis point decline in the average yield on interest-earning assets, primarily reflecting the impact of the growth in deposits invested in low-yielding short-term investments. This effect was partially offset by a 14 basis point decline in the average rate paid for interest-bearing liabilities, due largely to an 8 basis point decline in the average rate paid for time deposits.

For the year-to-date periods, tax-equivalent net interest margin declined to 4.07% for the nine months ended September 30, 2011, a reduction of 11 basis points from the 2010 period, as a result of the same factors discussed above.

Interest earned on covered loans is generally recognized through the accretion of the discount taken on expected future cash flows. The increases in the yields on covered interest-earning assets for the quarter and nine-month periods ended September 30, 2011 compared to the same periods in 2010 were due to adjustments in accretable income based upon (i) revised cash flow estimates subsequent to acquisition and (ii) actual cash realized in excess of estimates upon final settlement of certain covered loans.

We use multiple interest rate scenarios to rigorously assess the direction and magnitude of changes in interest rates and their impact on net interest income. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Noninterest Income

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Service charges on deposit accounts	$10,215	$9,249	10.4	$27,922	$26,682	4.6
Trust and investment advisory fees	3,946	3,728	5.8	12,180	11,023	10.5
Other service charges, commissions, and fees	5,325	4,932	8.0	15,601	13,732	13.6
Card-based fees (1)	4,931	4,547	8.4	14,622	12,937	13.0
Total fee-based revenues	24,417	22,456	8.7	70,325	64,374	9.2
Bank-owned life insurance (“BOLI”) income (2)	1,479	267	453.9	1,990	864	130.3
Other income (3)	598	533	12.2	2,077	1,729	20.1
Total operating revenues	26,494	23,256	13.9	74,392	66,967	11.1
Trading (losses) gains, net (4)	(2,352)	1,121	(309.8)	(1,610)	560	(387.5)
Gains on securities sales, net (5)	626	7,340	(91.5)	2,697	15,415	(82.5)
Securities impairment losses (5)	(177)	(964)	(81.6)	(177)	(4,861)	(96.4)
Gain on FDIC-assisted transaction (6)	-	-	-	-	4,303	(100.0)
Total noninterest income	$24,591	$30,753	(20.0)	$75,302	$82,384	(8.6)

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

(3)	Other income consists of various items, including safe deposit box rentals, miscellaneous recoveries, and gains on the sales of various assets.
(4)
Trading (losses) gains, net result from the change in fair value of trading securities. Our trading securities represent diversified investment securities held in a grantor trust under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. These changes are substantially offset by an adjustment to salaries and wages expense.

(5)	For a discussion of these items, see the section titled “Investment Portfolio Management” elsewhere in this report.
(6)	The gain on FDIC-assisted transaction relates to a second quarter 2010 event in which we acquired the majority of the assets of a financial institution in an FDIC-assisted transaction.

Total noninterest income decreased 20.0% for third quarter 2011 and 8.6% for the first nine months of 2011 compared to the same periods in 2010. The decrease reflects lower net securities gains and trading losses and a gain on an FDIC-assisted transaction in the 2010 year-to-date period, which more than offset increases in operating revenues.

Fee-based revenues for third quarter 2011 rose 8.7% compared to third quarter 2010, and fee-based revenues for the first nine months of 2011 grew 9.2% from the same period in 2010 as a result of increases in all categories for both periods.

The growth in service charges for the quarter and nine-month periods ended September 30, 2011 compared to the same periods in 2010 was due primarily to a combination of higher volumes of non-sufficient-funds (“NSF”) fees and market-driven pricing increases.

Average trust assets under management for the nine months ended September 30, 2011 totaled $4.5 billion, a $452.1 million increase from the nine months ended September 30, 2010, with such growth derived equally from improved equity market performance and new sales initiatives. The increased in average trust assets under management fueled the year-over-year growth in trust and investment advisory fees from both prior periods presented.

Increased merchant fees, miscellaneous loan fees, and investment revenue led to the increase in other service charges, commissions, and fees from both prior periods presented. The year-over-year increase in merchant fees was due primarily to a volume increase resulting from customers acquired in an FDIC-assisted transaction.

We experienced continued growth in card-based fees for both periods resulting from both greater volumes and higher average rates per transaction. The increase in rates earned on card-based fees resulted from the migration from multi-merchant networks to an exclusive MasterCard network in most areas, which drove higher transaction yields and incentives.

BOLI income increased compared to both prior periods presented from the receipt of life insurance settlements of $1.2 million.

Noninterest Expense

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Compensation expense:
Salaries and wages	$22,957	$24,562	(6.5)	$74,115	$67,844	9.2
Employee benefits	5,930	5,364	10.6	18,553	15,506	19.7
Total compensation expense	28,887	29,926	(3.5)	92,668	83,350	11.2
OREO expense, net:
Write-downs of OREO	674	5,800	(88.4)	3,309	11,410	(71.0)
Losses on the sales of OREO, net (1)	1,937	2,465	(21.4)	4,952	13,658	(63.7)
OREO operating expense, net (2)	1,563	1,312	19.1	5,067	7,146	(29.1)
Total OREO expense	4,174	9,577	(56.4)	13,328	32,214	(58.6)
Professional services:
Loan remediation costs	4,638	2,817	64.6	10,364	8,690	19.3
Other professional services	2,933	3,370	(13.0)	7,966	9,689	(17.8)
Total professional services	7,571	6,187	22.4	18,330	18,379	(0.3)
Net occupancy expense	5,944	6,092	(2.4)	18,409	17,789	3.5
Equipment expense	2,213	2,234	(0.9)	6,863	6,513	5.4
Technology and related costs	2,709	2,593	4.5	8,029	7,861	2.1
FDIC insurance premiums	1,799	2,835	(36.5)	6,232	7,913	(21.2)
Advertising and promotions	2,502	1,473	69.9	4,959	5,005	(0.9)
Merchant card expense	2,315	2,023	14.4	6,794	5,669	19.8
Other expenses	5,767	5,837	(1.2)	18,815	17,012	10.6
Total noninterest expense	$63,881	$68,777	(7.1)	$194,427	$201,705	(3.6)
Total noninterest expense, excluding losses on sales and write-downs of OREO	$61,270	$60,512	1.3	$186,166	$176,637	5.4
Full-time equivalent employees	1,833	1,884	(2.7)	1,841	1,792	2.7
Efficiency ratio (3)	60.27%	59.91%		60.95%	58.76%

(1)	For a discussion of sales of OREO properties, refer to the section titled “Non-performing assets.”
(2)	OREO operating expense, net, consists of real estate taxes, commissions on sales, insurance, and maintenance, net of any rental income.
(3)	The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fees and other income.

Total noninterest expense for third quarter 2011 decreased 7.1% from third quarter 2010. For the first nine months of 2011, noninterest expense decreased 3.6% from the same period in 2010. Excluding losses on sales and write-downs of OREO, total noninterest expense was up 1.3% for the current quarter and 5.4% for the current year-to-date period compared to the same periods in 2010.

The decrease in salaries and wages from third quarter 2010 to third quarter 2011 is primarily attributed to a decline in the obligations to participants in deferred compensation plans resulting from changes in the fair value of trading securities held on behalf of plan participants. The increase in salaries and wages for the nine months ended September 30, 2011 compared to the same 2010 period resulted from additional staff employed through a third quarter 2010 FDIC-assisted transaction, the expansion of commercial sales staff, and annual merit increases, partially offset by the decline in participant benefit obligations. The variances in employee benefits for the periods presented were impacted by changes in overall staffing levels.

OREO expenses were lower in 2011 due to reduced write-downs and losses on sales of OREO as well as lower operating expenses incurred on declining OREO balances.

Loan remediation costs rose compared to both prior periods presented due to an increase in real estate taxes paid to preserve our rights to collateral associated with problem loans as well as higher legal fees incurred to remediate problem credits.

Additional property tax expense resulting from higher assessments and costs associated with operating branches acquired through FDIC-assisted transactions accounted for the increase in occupancy and equipment expense for the nine months ended September 30, 2011 compared to the same period in 2010.

FDIC premiums decreased for the 2011 periods compared to the same periods in 2010 primarily due to a change in regulatory requirements for calculating the premium.

Third quarter 2011 advertising expenses related to newspaper/print advertising, direct mail advertising, and billboard advertising were elevated compared to third quarter 2010. Overall, marketing expenses for full year 2011 are expected to be in line with previous years.

The increases in merchant card expense for both periods presented were due primarily to higher cardholder expenses driven by higher transaction volumes, along with costs inherited from an FDIC-assisted transaction. The increase in other noninterest expense for the nine months ended September 30, 2011 compared to the same 2010 period was due primarily to higher miscellaneous losses.

Included in noninterest expense for the 2010 periods are integration costs associated with FDIC-assisted transactions of $847,000 for third quarter 2010 and $2.7 million for the nine months ended September 30, 2010.

Income Taxes

Our accounting policies underlying the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 15 to the Consolidated Financial Statements of our 2010 10-K.

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

Income tax expense was $1.7 million for third quarter 2011, compared to an income tax benefit of $4.0 million for third quarter 2010. Income tax expense was $4.6 million for the nine months ended September 30, 2011 compared to an income tax benefit of $3.5 million for the nine months ended September 30, 2010. The increases resulted from an increase in pre-tax income in the 2011 periods compared to the same periods in the prior year, as well as decreases in tax-exempt income and the impact of the Illinois tax law change described below.

Effective January 1, 2011, the Illinois corporate income tax rate increased from 7.3% to 9.5%. This rate increase resulted in additional state income tax expense, net of federal income tax, of $105,000 for third quarter 2011 and $368,000 for the nine months ended September 30, 2011. Also, as a result of this rate change, we recorded a $1.6 million state tax benefit in first quarter 2011 related to the write-up of state deferred tax assets.

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

Table 6
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	September 30, 2011				December 31, 2010
	Fair Value	Unrealized Gains (Losses)	Amortized Cost	% of Total Amortized Cost	Fair Value	Unrealized Gains (Losses)	Amortized Cost	% of Total Amortized Cost
Available-for-Sale
U.S. agency securities	$5,103	$12	$5,091	0.5	$17,886	$(114)	$18,000	1.5
Collateralized mortgage obligations (“CMOs”)	337,448	2,506	334,942	31.9	379,589	1,897	377,692	32.3
Other mortgage-backed securities	98,387	6,461	91,926	8.7	106,451	5,671	100,780	8.6
Municipal securities	484,950	17,737	467,213	44.5	503,991	(8,072)	512,063	43.7
Collateralized debt obligations (“CDOs”)	14,217	(35,301)	49,518	4.7	14,858	(34,837)	49,695	4.2
Corporate debt securities	27,666	2,330	25,336	2.4	32,345	2,409	29,936	2.6
Equity securities	2,659	525	2,134	0.2	2,682	548	2,134	0.2
Total available-for- sale	970,430	(5,730)	976,160	92.9	1,057,802	(32,498)	1,090,300	93.1
Held-to-Maturity
Municipal securities	78,952	4,577	74,375	7.1	82,525	1,205	81,320	6.9
Total securities	$1,049,382	$(1,153)	$1,050,535	100.0	$1,140,327	$(31,293)	$1,171,620	100.0

	September 30, 2011			December 31, 2010
	Effective Duration (1)	Average Life (2)	Yield to Maturity (3)	Effective Duration (1)	Average Life (2)	Yield to Maturity (3)
Available-for-Sale
U.S. agency securities	1.11%	0.78	3.90%	1.91%	0.58	3.22%
CMOs	0.61%	2.00	1.66%	0.74%	2.52	2.31%
Other mortgage-backed securities	1.85%	3.63	4.53%	2.36%	3.85	4.62%
Municipal securities	4.58%	4.04	6.16%	5.35%	8.01	6.15%
CDOs	0.25%	8.62	0.00%	0.25%	8.78	0.00%
Other securities	6.42%	11.15	6.74%	6.58%	11.18	6.85%
Total available-for-sale	2.77%	3.70	4.15%	3.22%	5.72	4.37%
Held-to-Maturity
Municipal securities	5.78%	9.99	6.58%	5.78%	9.99	6.61%
Total securities	2.98%	4.15	4.32%	3.40%	6.02	4.52%

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

Portfolio Composition

As of September 2011, our securities portfolio totaled $1.0 billion, a decline of 8.0% compared to December 31, 2010. Approximately 95% of our $1.0 billion available-for-sale portfolio was comprised of U.S. agency securities, municipals, CMOs, and other mortgage-backed securities as of September 30, 2011. The remainder consisted of seven CDOs with a fair value of $14.2 million and an aggregate unrealized loss of $35.3 million and miscellaneous other securities totaling $30.3 million.

Investments in municipal securities comprised 50.0%, or $485.0 million, of the total available-for-sale securities portfolio at September 30, 2011. This type of security has historically experienced very low default rates and provided a predictable cash flow. Most of our municipal portfolio carries third-party bond insurance or other types of credit enhancement, and the majority is general obligations of local municipalities. Available-for-sale municipal securities declined 3.8% from $504.0 million at December 31, 2010. The decline was driven by sales, maturities, and paydowns.

The average life of our investment portfolio declined from 6.02 years as of December 31, 2010 to 4.15 years as of September 30, 2011 driven primarily by the decline in average life of our municipal securities. This decline reflected the impact of a higher probability of calls at September 30, 2011 compared to December 31, 2010 given the lower interest rate environment and improved economic outlook for municipalities, as well as sales of longer-term municipal securities during the period.

Securities Sales

Net securities gains were $449,000 for third quarter 2011 and $2.5 million for the nine months ended September 30, 2011. Gains on sales of securities of $2.7 million for the nine months ended September 30, 2011 resulted from the sale of $177.5 million in collateralized mortgage obligations, municipal securities, and corporate debt securities, of which $44.2 million was sold in first quarter 2011, $53.1 million was sold in second quarter 2011, and $80.1 million was sold in third quarter 2011. We sold these shorter-term investments in order to take advantage of opportunities in the market. These gains were partially offset by an other-than-temporary impairment charge of $177,000 on a single CDO in third quarter 2011.

Net securities gains were $6.4 million for third quarter 2010 and $10.6 million for the first nine months of 2010. These gains were net of other-than-temporary impairment charges of $1.0 million for third quarter 2010 and $4.9 million for the first nine months of 2010 primarily associated with our investment in CDOs.

Unrealized Gains and Losses

Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive loss and presented in the Consolidated Statements of Comprehensive Income. This balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate fair value of the portfolio. Net unrealized losses at September 30, 2011 were $5.7 million, down from $32.5 million at December 31, 2010, reflecting the impact of the change in interest rates on our securities portfolio, which primarily consist of fixed-rate securities.

CMOs and other mortgage-backed securities are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these types of securities as of September 30, 2011 represents an other-than-temporary impairment, since the unrealized losses associated with these securities are not believed to be attributable to credit quality, but rather to changes in interest rates and temporary market movements.

As of September 30, 2011, gross unrealized gains in the municipal securities portfolio totaled $18.4 million, and gross unrealized losses were $685,000, resulting in a net unrealized gain of $17.7 million compared to a net unrealized loss of $8.1 million as of December 31, 2010. The change in fair value of municipal securities reflects the impact of the change in market interest rates on these fixed-rate investments as well as an improved economic outlook for municipalities since December 31, 2010. Substantially all of these securities carry investment grade ratings, with the majority of them supported by the general revenues of the issuing governmental entity and supported by third-party insurance. We do not believe the unrealized loss on any of these securities is other-than-temporary.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities increased $464,000 since December 31, 2010. The unrealized loss reflects the difference between amortized cost and fair value that we determined did not relate to credit and reflects the market’s unfavorable bias against these investments. We do not believe the unrealized losses on the CDOs as of September 30, 2011 represent other-than-temporary impairment. We currently have no evidence that would suggest further reductions in net cash flows on these investments from what has already been recognized. In addition, we do not intend to sell the CDOs with unrealized losses, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost bases, which may be at maturity. Our estimation of cash flows for these investments and resulting fair values were based upon cash flow modeling, as described in Note 11 of “Notes to the Condensed Consolidated Financial Statements,” in Item 1 of this Form 10-Q.

Effective Duration

The effective duration of the available-for-sale portfolio was 2.77% as of September 30, 2011 compared to 3.22% as of December 31, 2010. The effective duration decreased across all categories as a result of falling interest rates and a higher probability of calls on securities since December 31, 2010.

LOAN PORTFOLIO AND CREDIT QUALITY

Portfolio Composition

Table 7
Loan Portfolio
(Dollar amounts in thousands)
	September 30, 2011	% of Total	December 31, 2010	% of Total	Annualized % Change
Commercial and industrial	$1,476,034	28.9	$1,465,903	28.7	0.9
Agricultural	250,436	4.9	227,756	4.5	13.3
Commercial real estate:
Office	440,641	8.6	396,836	7.8	14.7
Retail	330,160	6.5	328,751	6.4	0.6
Industrial	492,514	9.6	478,026	9.4	4.0
Multi-family	317,313	6.2	349,862	6.9	(12.4)
Residential construction	116,283	2.3	174,690	3.4	(44.6)
Commercial construction	145,889	2.9	164,472	3.2	(15.1)
Other commercial real estate	877,241	17.2	856,357	16.8	3.3
Total commercial real estate	2,720,041	53.3	2,748,994	53.9	(1.4)
Total corporate loans	4,446,511	87.1	4,442,653	87.1	0.1
Home equity	424,986	8.3	445,243	8.7	(6.1)
1-4 family mortgages	189,587	3.7	160,890	3.2	23.8
Installment loans	43,410	0.9	51,774	1.0	(21.5)
Total consumer loans	657,983	12.9	657,907	12.9	0.0
Total loans, excluding covered loans	5,104,494	100.0	5,100,560	100.0	0.1
Covered loans (1)	289,747		371,729		(29.4)
Total loans	$5,394,241		$5,472,289		(1.9)

(1)
For a detailed discussion of our covered loans and the related accounting policy for covered loans, refer to Notes 1 and 5 of “Notes to the Condensed Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Total loans, including covered loans, of $5.4 billion as of September 30, 2011 declined 1.9% from December 31, 2010. Excluding the reduction in residential and commercial construction (which is discussed further below) and covered loans, annualized loan growth for the nine-month period ending September 30, 2011 was 1.3%. The growth was led by 1-4 family mortgages (23.8%), office (14.7%), and agricultural (13.3%).

Non-performing Assets

The following table presents our loan portfolio by performing and non-performing status.

Table 8
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

			Past Due
	Total Loans	Performing	30-89 Days Past Due	90 Days Past Due	Non-accrual	TDRs (still accruing interest)
As of September 30, 2011
Commercial and industrial	$1,476,034	$1,431,846	$8,999	$3,096	$30,507	$1,586
Agricultural	250,436	247,459	-		2,977	-
Commercial real estate:
Office	440,641	432,713	1,725	69	6,134	-
Retail	330,160	317,751	300	-	10,359	1,750
Industrial	492,514	472,997	11,223	59	8,235	-
Multi-family	317,313	297,747	1,370	-	18,196	-
Residential construction	116,283	95,372	-	-	20,911	-
Commercial construction	145,889	130,217	-	-	15,672	-
Other commercial real estate	877,241	827,983	2,501	802	45,727	228
Total commercial real estate	2,720,041	2,574,780	17,119	930	125,234	1,978
Total corporate loans	4,446,511	4,254,085	26,118	4,026	158,718	3,564
Home equity	424,986	409,281	5,380	1,452	7,789	1,084
1-4 family mortgages	189,587	180,108	2,112	489	4,648	2,230
Installment loans	43,410	42,729	451	41	34	155
Total consumer loans	657,983	632,118	7,943	1,982	12,471	3,469
Total loans, excluding covered loans	5,104,494	4,886,203	34,061	6,008	171,189	7,033
Covered loans	289,747	206,270	11,070	56,834	15,573	-
Total loans	$5,394,241	$5,092,473	$45,131	$62,842	$186,762	$7,033
As of December 31, 2010
Commercial and industrial	$1,465,903	$1,403,409	$5,398	$1,552	$50,088	$5,456
Agricultural	227,756	223,021	65	187	2,497	1,986
Commercial real estate:
Office	396,836	389,936	1,671	-	5,087	142
Retail	328,751	320,477	447	-	7,827	-
Industrial	478,026	468,995	461	-	6,659	1,911
Multi-family	349,862	343,070	486	-	6,203	103
Residential construction	174,690	122,317	51	200	52,122	-
Commercial construction	164,472	135,787	-	-	28,685	-
Other commercial real estate	856,357	802,461	8,115	345	40,605	4,831
Total commercial real estate	2,748,994	2,583,043	11,231	545	147,188	6,987
Total corporate loans	4,442,653	4,209,473	16,694	2,284	199,773	14,429
Home equity	445,243	428,726	4,055	1,870	7,948	2,644
1-4 family mortgages	160,890	149,419	2,267	4	3,902	5,298
Installment loans	51,774	50,899	630	86	159	-
Total consumer loans	657,907	629,044	6,952	1,960	12,009	7,942
Total loans, excluding covered loans	5,100,560	4,838,517	23,646	4,244	211,782	22,371
Covered loans	371,729	268,934	18,445	84,350	-	-
Total loans	$5,472,289	$5,107,451	$42,091	$88,594	$211,782	$22,371

The following table provides a comparison of our non-performing assets and past due loans to prior periods.

Table 9
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	2011			2010
	September 30	June 30	March 31	December 31	September 30
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$171,189	$177,495	$186,563	$211,782	$211,366
90 days or more past due loans	6,008	6,502	5,231	4,244	9,136
Total non-performing loans	177,197	183,997	191,794	216,026	220,502
TDRs (still accruing interest)	7,033	14,529	14,120	22,371	11,002
Other real estate owned	23,863	24,407	33,863	31,069	52,044
Total non-performing assets	$208,093	$222,933	$239,777	$269,466	$283,548
30-89 days past due loans	$34,061	$30,424	$28,927	$23,646	$41,590
Non-accrual loans to total loans	3.35%	3.47%	3.66%	4.15%	4.09%
Non-performing loans to total loans	3.47%	3.60%	3.76%	4.24%	4.27%
Non-performing assets to loans plus OREO	4.06%	4.34%	4.67%	5.25%	5.44%
Covered loans and covered OREO (1)
Non-accrual loans	$15,573	$3,588	$-	$-	$-
90 days or more past due loans	56,834	68,324	88,605	84,350	74,777
Total non-performing loans	72,407	71,912	88,605	84,350	74,777
TDRs (still accruing interest)	-	-	-	-	-
Other real estate owned	21,594	14,583	21,543	22,370	24,222
Total non-performing assets	$94,001	$86,495	$110,148	$106,720	$98,999
30-89 days past due loans	$11,070	$26,180	$10,399	$18,445	$24,005
Non-performing assets, including covered loans and covered OREO
Non-accrual loans	$186,762	$181,083	$186,563	$211,782	$211,366
90 days or more past due loans	62,842	74,826	93,836	88,594	83,913
Total non-performing loans	249,604	255,909	280,399	300,376	295,279
TDRs (still accruing interest)	7,033	14,529	14,120	22,371	11,002
Other real estate owned	45,457	38,990	55,406	53,439	76,266
Total non-performing assets	$302,094	$309,428	$349,925	$376,186	$382,547
30-89 days past due loans	$45,131	$56,604	$39,326	$42,091	$65,595
Non-accrual loans to total loans	3.46%	3.34%	3.43%	3.87%	3.80%
Non-performing loans to total loans	4.63%	4.71%	5.15%	5.49%	5.31%
Non-performing assets to loans plus OREO	5.55%	5.66%	6.36%	6.81%	6.79%

(1)	For a discussion of covered loans and covered OREO, refer to Note 5 of “Notes to Condensed Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Non-performing assets, excluding covered loans and covered OREO, were $208.1 million at September 30, 2011, decreasing $61.4 million, or 22.8%, from December 31, 2010. The reduction was substantially due to remediation activities, dispositions, charge-offs, and the return of TDRs to performing status.

During the nine months ended September 30, 2011, we had gross reductions of non-performing assets totaling $90.9 million, consisting of $64.2 million in non-accrual loans sold, paid off, or transferred to held-for-sale and $26.7 million in OREO properties sold. For further discussion of these dispositions, refer to the section titled “Disposals of Non-performing Assets.” During the first nine months of 2011, we also returned $26.1 million in TDRs to performing status as a result of satisfactory payment performance after the modifications of the loans.

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

Non-accrual loans declined from $211.8 million at December 31, 2010 to $171.2 million at September 30, 2011 as sales, payments, charge-offs, and transfers to OREO exceeded the amount of loans downgraded from performing to non-accrual during the first nine months of 2011.

Construction Portfolio

Construction loans totaled $262.2 million at September 30, 2011, a reduction of $77.0 million, or 22.7%, from December 31, 2010. This portfolio represents loans to developers and is particularly susceptible to declining real estate values. Non-performing construction loans totaled $36.6 million at September 30, 2011, a 54.8% decline compared to December 31, 2010 and represented 14.0% of total construction loans as of September 30, 2011 compared to 23.9% as of December 31, 2010. The decline resulted from sales, paydowns, charge-offs, and transfers to OREO upon foreclosure.

The following table provides details on the nature of these construction portfolios.

Table 10
Construction Loans by Type, Excluding Covered Loans
(Dollar amounts in thousands)

	Residential Construction		Commercial Construction		Combined		Non- performing Loans
Underlying Collateral	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
As of September 30, 2011
Raw Land	$27,320	23.5	$39,876	27.3	$67,196	25.6	$20,782
Developed Land	57,997	49.9	56,237	38.6	114,234	43.6	9,805
Construction	11,041	9.5	15,963	10.9	27,004	10.3	1,730
Substantially completed structures	16,059	13.8	29,657	20.3	45,716	17.4	2,759
Mixed and other	3,866	3.3	4,156	2.9	8,022	3.1	1,507
Total	$116,283	100.0	$145,889	100.0	$262,172	100.0	$36,583
Weighted-average maturity (in years)	0.41		0.81		0.63
Non-accrual loans	$20,911		$15,672		$36,583
90-days past due loans	-		-		-
Total non-performing loans	$20,911		$15,672		$36,583
Non-performing loans as a percent of total loans	18.0%		10.7%		14.0%
As of December 31, 2010
Raw land	$35,401	20.3	$46,995	28.6	$82,396	24.3	$38,605
Developed land	83,229	47.6	71,856	43.7	155,085	45.7	23,320
Construction	14,077	8.1	22,882	13.9	36,959	10.9	1,570
Substantially completed structures	32,538	18.6	22,284	13.5	54,822	16.2	10,576
Mixed and other	9,445	5.4	455	0.3	9,900	2.9	6,936
Total	$174,690	100.0	$164,472	100.0	$339,162	100.0	$81,007
Weighted-average maturity (in years)	0.49		0.68		0.58
Non-accrual loans	$52,122		$28,685		$80,807
90-days past due loans	200		-		200
Total non-performing loans	$52,322		$28,685		$81,007
Non-performing loans as a percent of total loans	30.0%		17.4%		23.9%

Six construction credits primarily in the raw land category, the largest of which was $14.0 million, represent 64.8% of the $36.6 million in non-performing construction loans as of September 30, 2011. Life-to-date charge-offs on these six credits totaled $16.9 million. We had a valuation allowance related to one of these loans totaling $1.0 million as of September 30, 2011.

TDRs

TDRs are loans for which the original contractual terms of the loans have been modified and both of the following conditions exist: (i) the restructuring constitutes a concession (including forgiveness of principal or interest) and (ii) the borrower is experiencing financial difficulties. We do not accrue interest on any TDR unless we believe collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status assuming the loan is restructured at market terms consistent with the credit risk of the borrower. However, the period could vary depending upon the individual facts and circumstances of the loan.

For a TDR to begin accruing interest, the borrower must demonstrate both some level of performance and the capacity to perform under the modified terms. A history of timely payments and adherence to financial covenants generally serves as sufficient evidence of the borrower’s performance. An evaluation of the borrower’s current creditworthiness is used to assess whether the borrower has the capacity to repay the loan under the modified terms. This evaluation includes an estimate of expected cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable. Once the borrower demonstrates the ability to meet the modified terms of the TDR and we are reasonably assured we will receive the full principal and interest under the restructured terms, we will return the loan to accrual status.

Loan modifications are generally performed at the request of the individual borrower and may include reduction in interest rates, changes in payments, and maturity date extensions. Although we do not have formal, standardized loan modification programs for our commercial or consumer loan portfolios, we do participate in the U.S. Department of the Treasury (the “Treasury”)’s Home Affordable Modification Program (“HAMP”) and comply with Regulation Z, the Federal Truth in Lending Act. HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the Treasury compensating us for a portion of the reduction in monthly amounts due from borrowers participating in this program.

At September 30, 2011, we had TDRs totaling $23.2 million, a decrease of $33.0 million from December 31, 2010. The September 30, 2011 total includes $7.0 million in loans that were restructured at market terms and are accruing interest. After a period of performance under the restructured terms, these loans will be reclassified to performing status. During the first nine months of 2011, $26.1 million of TDRs were returned to performing status as a result of satisfactory payment performance after the modification of the loans.

Table 11
TDRs by Type
(Dollar amounts in thousands)

	September 30, 2011		June 30, 2011		December 31, 2010		September 30, 2010
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	21	$2,534	25	$18,887	46	$23,404	35	$18,612
Agricultural	-	-	-	-	1	1,986
Commercial real estate:
Office	-	-	1	1,938	1	142
Retail	2	1,750	1	1,529	-	-
Industrial	-	-	-	-	2	1,911
Multi-family	1	446	8	2,582	9	3,193	8	3,619
Residential construction	2	1,973	3	3,115	4	8,323	6	1,900
Other commercial real estate	9	11,412	7	2,633	13	7,229	4	2,415
Total commercial real estate loans	14	15,581	20	11,797	29	20,798	18	7,934
Home equity loans	24	1,788	24	1,701	50	3,233	43	2,603
1-4 family mortgages	27	3,253	28	3,420	49	6,703	44	5,898
Total consumer loans	51	5,041	52	5,121	99	9,936	87	8,501
Total TDRs	86	$23,156	97	$35,805	175	$56,124	140	$35,047
TDRs, still accruing interest	59	$7,033	56	14,529	120	$22,371	104	$11,002
TDRs included in non-accrual	27	16,123	41	21,276	55	33,753	38	24,257
Total TDRs	86	$23,156	97	$35,805	175	$56,124	142	$35,259
Year-to-date charge-offs on TDRs		$1,552		$1,809		$11,534		$926
Valuation allowance related to TDRs		$-		$-		$-		$-

Adverse Rated Loans

Adverse rated loans consist of special mention loans, which are loans that have potential weaknesses that deserve the special attention of management, and substandard loans, which, although they continue to accrue interest, exhibit weaknesses that may jeopardize the liquidation of the debt, such that we could sustain some loss if the weaknesses are not corrected. Potential problem loans totaled $494.8 million as of September 30, 2011, down $61.2 million, or 11.0%, from $556.0 million as of December 31, 2010. These loans are performing in accordance with contractual terms, but management has concerns about the potential ability of the obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. For a discussion of credit quality indicators, refer to Note 6 of “Notes to Condensed Consolidated Financial Statements” in Item 1 of this Form 10-Q.

OREO

OREO consists of properties acquired as the result of borrower defaults on loans. OREO is recorded at the lower of the outstanding loan balance or the fair value of the property received, less estimated selling costs. Write-downs occurring at foreclosure are charged against the allowance for loan losses. On a periodic basis, the carrying values of OREO are reduced to reflect reductions in value resulting from new appraisals, new list prices, changes in market conditions, and/or changes in disposition strategies. Write-downs are recorded for these subsequent declines in value and are included in other noninterest expense along with expenses to maintain the properties.

OREO, excluding covered OREO, was $23.9 million at September 30, 2011 compared to $31.1 million at December 31, 2010 and $52.0 million at September 30, 2010.

Table 12
OREO Properties by Type
(Dollar amounts in thousands)

	September 30, 2011		December 31, 2010		September 30, 2010
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single family homes	3	$763	6	$1,113	15	$2,573
Land parcels:
Raw land	7	6,088	5	7,467	5	11,511
Farmland	-	-	2	4,657	1	3,572
Commercial lots	15	6,423	14	4,096	16	5,158
Single-family lots	21	5,409	27	7,564	58	17,334
Total land parcels	43	17,920	48	23,784	80	37,575
Multi-family units	2	572	4	714	8	2,609
Commercial properties	16	4,608	12	5,458	12	9,287
Total OREO, excluding covered OREO	64	23,863	70	31,069	115	52,044
Covered OREO	44	21,594	44	22,370	47	24,222
Total OREO properties	108	$45,457	114	$53,439	162	$76,266

Disposals of Non-performing Assets

During the nine months ended September 30, 2011, we had gross reductions of non-performing assets totaling $90.9 million, comprised of $64.2 million in non-accrual loans sold, paid off, or transferred to held-for-sale and $26.7 million in OREO properties sold. The following table summarizes disposals of non-performing assets during the nine months ended September 30, 2011.

Table 13
Disposals of Non-accrual Loans
(Dollar amounts in thousands)

	Nine Months Ended September 30, 2011
	Proceeds	Book Value	Charge-offs
Loans sold or identified as held-for-sale
Commercial and industrial	$3,120	$4,226	$(1,106)
Agricultural	-	-	-
Commercial real estate:
Office retail, and, industrial	2,051	2,987	(936)
Multi-family	-	-	-
Residential construction	4,891	7,864	(2,973)
Commercial construction	3,800	4,000	(200)
Other commercial real estate	-	-	-
Total commercial real estate	10,742	14,851	(4,109)
Total loans sold or transferred to held-for-sale	13,862	19,077	(5,215)
Partial sales and paydowns	45,161	45,161	-
Total loans sold, paid off, or transferred to held-for-sale	$59,023	$64,238	$(5,215)

For the nine months ended September 30, 2011, proceeds from disposals of non-accrual loans represented 91.9% of carrying value. As of September 30, 2011, we transferred two construction loans totaling $6.2 million to the held-for-sale category, resulting in a charge-off of $1.6 million during third quarter 2011.

Table 14
Disposals of OREO Properties
(Dollar amounts in thousands)

	Nine Months Ended September 30, 2011
	OREO	Covered OREO	Total
OREO sales
Proceeds from sales	$21,921	$3,855	$25,776
Less: Basis of properties sold	26,678	4,050	30,728
Losses on sales of OREO, net	$(4,757)	$(195)	$(4,952)
OREO transfers and write-downs
OREO transferred to premises, furniture, and equipment (at fair value)	$841	$-	$841
OREO write-downs	$1,996	$1,313	$3,309

OREO sales, excluding covered OREO, consisted of 96 properties for the nine months ended September 30, 2011, with the majority classified as farmland, residential lots, and 1-4 family.

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

Allowance for Credit Losses

The allowance for credit losses includes the allowance for loan losses and the reserve for unfunded commitments and represents management’s best estimate of probable losses inherent in the existing loan portfolio. Determination of the allowance for loan losses is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogenous loans based on a loss migration analysis that uses historical loss experience, consideration of current economic trends, and other factors, all of which may be susceptible to significant change.

The allowance for loan losses is established through a provision for loan losses charged to expense and takes into consideration such internal and external qualitative factors as changes in the nature, volume, size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic conditions that affect the borrower’s ability to pay, and other pertinent factors. The allowance for loan losses consists of (i) specific reserves established for probable losses on individual loans for which the recorded investment in the loan exceeds the value of the loan, (ii) reserves based on a loss migration analysis that uses historical credit loss experience for each loan category, and (iii) the impact of other internal and external qualitative factors.

We also maintain a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements. The reserve for unfunded credit commitments is computed based on a loss migration analysis similar to that used to determine the allowance for loan losses.

The establishment of the allowance for credit losses involves a high degree of judgment and includes a level of imprecision given the difficulty of identifying all the factors impacting loan repayment and the timing of when losses actually occur. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and property values, and the interpretation by regulatory authorities of loan risk classifications. While each component of the allowance for credit losses is determined separately, the entire balance is available for the entire loan portfolio. Management believes that the allowance for credit losses of $131.3 million is an appropriate estimate of credit losses inherent in the loan portfolio as of September 30, 2011.

The accounting policies underlying the establishment and maintenance of the allowance for credit losses are discussed in Note 1 of “Notes to Condensed Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Table 15
Allowance for Credit Losses
And Summary of Loan Loss Experience
(Dollar amounts in thousands)

	Quarters Ended
	2011			2010
	September 30	June 30	March 31	December 31	September 30
Change in allowance for credit losses:
Balance at beginning of quarter	$139,831	$145,003	$145,072	$145,019	$145,477
Loans charged-off:
Commercial and industrial	(10,761)	(6,003)	(4,965)	(10,629)	(13,968)
Agricultural	(177)	(900)	(9)	(125)	(489)
Office, retail, and industrial	(2,549)	(647)	(1,199)	(2,888)	(3,205)
Multi-family	(2,244)	(6,652)	(549)	(1,017)	(412)
Residential construction	(2,314)	(3,661)	(5,422)	(36,435)	(4,571)
Commercial construction	(4,197)	(185)	(261)	(7,743)	(228)
Other commercial real estate	(4,490)	(2,484)	(5,401)	(12,354)	(10,417)
Consumer	(1,909)	(2,767)	(2,424)	(2,416)	(2,139)
1-4 family mortgages	(333)	(341)	(247)	(238)	(364)
Total loans charged-off	(28,974)	(23,640)	(20,477)	(73,845)	(35,793)
Recoveries on loans previously charged-off:
Commercial and industrial	596	418	1,837	431	706
Agricultural	-	101	-	-	-
Office, retail, and industrial	6	38	16	-	380
Multi-family	74	-	-	(189)	190
Residential construction	64	2,762	4	500	111
Commercial construction	82	52	-	-	-
Other commercial real estate	69	377	43	152	200
Consumer	129	64	107	42	160
1-4 family mortgages	13	1	1	-	1
Total recoveries on loans previously charged-off	1,033	3,813	2,008	936	1,748
Net loans charged-off, excluding covered loans	(27,941)	(19,827)	(18,469)	(72,909)	(34,045)
Net (charge-offs) recoveries on covered loans	(1,024)	(4,108)	(1,092)	(935)	11
Net loans charged off	(28,965)	(23,935)	(19,561)	(73,844)	(34,034)
Provision charged to operating expense:
Provision, excluding provision for covered loans	18,378	14,655	18,400	72,962	33,587
Provision for covered loans	5,271	22,356	7,501	14,410	(424)
Less: expected reimbursement from the FDIC	(3,224)	(18,248)	(6,409)	(13,475)	413
Net provision for covered loans	2,047	4,108	1,092	935	(11)
Total provision charged to operating expense	20,425	18,763	19,492	73,897	33,576
Balance at end of quarter	$131,291	$139,831	$145,003	$145,072	$145,019
Allowance for loan losses	$128,791	$137,331	$142,503	$142,572	$144,569
Reserve for unfunded commitments	2,500	2,500	2,500	2,500	450
Total allowance for credit losses	$131,291	$139,831	$145,003	$145,072	$145,019

	Quarters Ended
	2011			2010
	September 30	June 30	March 31	December 31	September 30
Average loans, excluding covered loans	$5,136,130	$5,108,234	$5,075,840	$5,155,416	$5,207,419
Net loans charged-off to average loans, excluding covered loans, annualized	2.16%	1.56%	1.48%	5.61%	2.59%
Allowance for credit losses at end of period as a percent of:
Total loans, excluding covered loans	2.57%	2.73%	2.85%	2.84%	2.81%
Non-performing loans, excluding covered loans	74%	76%	76%	67%	66%
Average loans, including covered loans	$5,440,354	$5,443,761	$5,438,978	$5,545,953	$5,494,712
Net loans charged-off to average loans, annualized	2.11%	1.76%	1.46%	5.28%	2.46%
Allowance for credit losses at end of period as a percent of:
Total loans	2.43%	2.58%	2.66%	2.65%	2.61%
Non-performing loans	53%	55%	52%	48%	49%

The allowance for credit losses represented 2.57% of total loans outstanding, excluding covered loans, at September 30, 2011 compared to 2.84% at December 31, 2010 and 2.81% at September 30, 2010. The allowance for credit losses declined $13.8 million from $145.1 million as of December 31, 2010 to $131.3 million as of September 30, 2011. During the first nine months of 2011, we saw declines in non-accrual, non-performing, and adverse-rated loans, which drove improved credit metrics, resulting in a decrease in our estimate of credit losses inherent in the loan portfolio and the amount of allowance for credit losses deemed appropriate to cover those losses.

Net charge-offs for third quarter 2011 were $29.0 million, down $5.1 million, or 14.9%, from third quarter 2010. Net charge-offs for third quarter 2011, excluding charge-offs related to covered loans, were $27.9 million, compared to $34.0 million for third quarter 2010, with most of the decline in the other commercial real estate and commercial and industrial categories.

For the nine months ended September 30, 2011, net charge-offs, excluding charge-offs on covered loans, totaled $66.2 million compared to $72.6 million for the same period in 2010, with declines in all categories except for multi-family and other commercial real estate. The charge-offs on multi-family loans were largely driven by three credit relationships.

Charge-offs related to covered loans for third quarter 2011, as well as the other quarters shown, reflect the decline in estimated cash flows of certain acquired loans, net of the reimbursement from the FDIC under loss sharing arrangements. The comparative increase reflects the initial re-estimation of the present value of loans acquired in a third quarter 2010 FDIC-assisted transaction. Management performs these remeasurements of cash flows periodically, and any declines, net of loss share, are reflected as charge-offs in the period of remeasurement. Conversely, any increases in estimated cash flows, net of loss share, are recorded through prospective yield adjustments over the remaining lives of the specific loans. To date, increases in estimated cash flows have exceeded declines, and such increases will be reflected in higher margins in future periods.

FUNDING AND LIQUIDITY MANAGEMENT

The following table provides a comparison of average funding sources for the quarters ended September 30, 2011, December 31, 2010, and September 30, 2010. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 16
Funding Sources – Average Balances
(Dollar amounts in thousands)

	Quarters Ended			Third Quarter 2011 % Change From
	September 30, 2011	December 31, 2010	September 30, 2010	Fourth Quarter 2010	Third Quarter 2010
Demand deposits	$1,569,671	$1,348,188	$1,242,257	16.4	26.4
Savings deposits	940,151	864,334	832,672	8.8	12.9
NOW accounts	1,129,893	1,075,642	1,173,347	5.0	(3.7)
Money market accounts	1,236,546	1,302,325	1,226,314	(5.1)	0.8
Transactional deposits	4,876,261	4,590,489	4,474,590	6.2	9.0
Time deposits	1,713,081	2,045,330	1,998,694	(16.2)	(14.3)
Brokered deposits	18,332	24,059	24,027	(23.8)	(23.7)
Total time deposits	1,731,413	2,069,389	2,022,721	(16.3)	(14.4)
Total deposits	6,607,674	6,659,878	6,497,311	(0.8)	1.7
Repurchase agreements	110,153	143,549	199,785	(23.3)	(44.9)
Federal funds purchased	-	1	-	N/M	N/M
Federal Home Loan Bank (“FHLB”) advances	151,848	137,500	138,120	10.4	9.9
Total borrowed funds	262,001	281,050	337,905	(6.8)	(22.5)
Subordinated debt	137,749	137,743	137,740	0.0	0.0
Total funding sources	$7,007,424	$7,078,671	$6,972,956	(1.0)	0.5
Average interest rate paid on borrowed funds	1.07%	1.00%	0.94%
Weighted-average maturity of FHLB advances	8.8 months	27.6 months	30.6 months
Weighted-average interest rate of FHLB advances	0.92%	1.95%	1.95%

N/M – Not meaningful.

Average funding sources for third quarter 2011 declined $71.2 million, or 1.0%, from fourth quarter 2010 due to a $338.0 million, or 16.3%, decline in time deposits, partially offset by a $285.8 million, or 6.2%, increase in transactional deposits. The reduction in time deposits from fourth quarter 2010 to third quarter 2011 resulted principally from a reduction in retail time deposits, as we sought to reduce our funding from more expensive single service, non-core customers.

Average funding sources increased $34.5 million, or 0.5%, from third quarter 2010 to third quarter 2011. The growth during this period resulted from a $401.7 million, or 9.0%, increase in average transactional deposits, partially offset by a $291.3 million, or 14.4%, decline in average time deposits. The addition of core transactional deposits reflected ongoing sales efforts, customers’ liquidity preferences in today’s low interest rate environment, and a shift in customer funds from repurchase agreements to demand deposits, which are FDIC insured.

Table 17
Borrowed Funds
(Dollar amounts in thousands)

	September 30, 2011		September 30, 2010
	Amount	Rate (%)	Amount	Rate (%)
At period-end:
Securities sold under agreements to repurchase	$83,929	0.02	$185,577	0.10
FHLB advances	302,500	0.92	137,500	1.95
Total borrowed funds	$386,429	0.72	$323,077	0.89
Average for the year-to-date period:
Securities sold under agreements to repurchase	$126,896	0.02	$208,095	0.16
Federal funds purchased	806	0.17	5,843	0.14
FHLB advances	142,335	1.93	144,457	2.08
Federal term auction facilities	-	-	27,106	0.25
Total borrowed funds	$270,037	1.03	$385,501	0.89
Maximum amount outstanding at the end of any day during the period:
Securities sold under agreements to repurchase	$174,810		$683,685
Federal funds purchased	175,000		60,000
FHLB advances	302,500		272,802
Federal term auction facilities	1		300,000

Securities sold under repurchase agreements declined from September 30, 2010 to September 30, 2011 as certain municipal customers shifted balances into demand deposits, which are insured by the FDIC.

In September 2011, the Company obtained a short-term $165.0 million FHLB advance with an interest rate of 6 basis points, which drove the increase in FHLB advances from September 30, 2010 to September 30, 2011. The proceeds were used to purchase short-term investments, which earn a higher interest rate than the advance.

Average borrowed funds totaled $270.0 million for the first nine months of 2011, decreasing $115.5 million, or 30.0%, from the first nine months of 2010. The increase in core transactional deposits during this period reduced our reliance on these higher-costing funds.

Securities sold under agreements to repurchase, federal funds purchased, and term auction facilities generally mature within 1 to 90 days from the transaction date.

MANAGEMENT OF CAPITAL

Approval to Redeem Preferred Stock

In October 2011, we received approval from the United States Department of the Treasury (the “Treasury”) to redeem all of the $193.0 million of Series B preferred stock issued to the Treasury in December 2008 under the U.S government’s Troubled Asset Relief Program (“TARP”). There are no conditions or qualifications of any kind associated with the approval. We anticipate that the redemption will be funded through a combination of existing liquid assets and proceeds from the completion of one or more debt offerings totaling approximately $115 million. The size, structure, and timing of any debt offering will depend upon overall market conditions.

Following redemption, we expect to enter into negotiations to repurchase the warrant held by the Treasury to purchase 1.3 million shares of our common stock at an exercise price of $22.18 per share. For additional discussion of the preferred share issuance, refer to Note 12 to the Consolidated Financial Statements of our 2010 Form 10-K.

Capital Measurements

The Company and the Bank are subject to various capital requirements established and administered by federal banking agencies. Under capital adequacy guidelines, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components of capital and assets, risk weightings, and other factors. As defined in the regulations, quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted average assets. Failure to meet minimum capital requirements could result in actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. As of December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

Table 18
Capital Measurements
(Dollar amounts in thousands)

	September 30, 2011	December 31, 2010	September 30, 2010	Regulatory Minimum For “Well- Capitalized”	Excess Over Required Minimums at September 30, 2011
Regulatory capital ratios:
Total capital to risk-weighted assets	16.81%	16.27%	16.91%	10.00%	68%	$425,425
Tier 1 capital to risk-weighted assets	14.74%	14.20%	14.86%	6.00%	146%	$545,911
Tier 1 leverage to average assets	11.64%	11.21%	12.05%	5.00%	133%	$525,073
Regulatory capital ratios, excluding preferred stock (1):
Total capital to risk-weighted assets	13.72%	13.21%	13.90%	10.00%	37%	$232,425
Tier 1 capital to risk-weighted assets	11.65%	11.15%	11.85%	6.00%	94%	$352,911
Tier 1 leverage to average assets	9.20%	8.80%	9.61%	5.00%	84%	$332,073
Tier 1 common capital to risk- weighted assets (2) (3)	10.29%	9.81%	10.53%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity ratios:
Tangible common equity to tangible assets	8.35%	8.06%	8.41%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity, excluding other accumulated comprehensive loss, to tangible assets	8.49%	8.41%	8.53%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity to risk- weighted assets	10.83%	10.02%	10.60%	N/A (3)	N/A (3)	N/A (3)
Regulatory capital ratios, Bank only (4):
Total capital to risk-weighted assets	14.84%	13.87%	13.85%	10.00%	48%	$296,399
Tier 1 capital to risk-weighted assets	13.58%	12.61%	12.59%	6.00%	126%	$464,017
Tier 1 leverage to average assets	10.63%	9.88%	10.16%	5.00%	113%	$440,466

(1)	These ratios exclude the impact of $193.0 million in preferred stock.
(2)	Excludes the impact of preferred shares and trust-preferred securities.
(3)	Ratio is not subject to formal Federal Reserve regulatory guidance.
(4)	Ratio presented pertains to our wholly owned banking subsidiary, First Midwest Bank.

All regulatory mandated ratios for characterization as “well-capitalized” were exceeded as of September 30, 2011.

All other ratios presented in the table above are capital adequacy metrics used and relied upon by investors and industry analysts; however, they are non-GAAP financial measures for U.S. Securities and Exchange Commission purposes. These non-GAAP measures are valuable indicators of a financial institution’s capital strength since they eliminate intangible assets from stockholders’ equity and retain the effect of accumulated other comprehensive loss in stockholders’ equity. Reconciliations of the components of those ratios to GAAP are presented in the table below.

Table 19
Reconciliation of Capital Components to Regulatory Requirements and GAAP
(Dollar amounts in thousands)

	September 30, 2011	December 31, 2010	September 30, 2010
Reconciliation of Capital Components to Regulatory Requirements
Total regulatory capital, as defined in federal regulations	$1,049,832	$1,027,761	$1,084,722
Preferred equity	(193,000)	(193,000)	(193,000)
Total regulatory capital, excluding preferred stock	$856,832	$834,761	$891,722
Tier 1 capital, as defined in federal regulations	$920,555	$897,410	$953,158
Preferred equity	(193,000)	(193,000)	(193,000)
Tier 1 regulatory capital, excluding preferred stock	727,555	704,410	760,158
Trust preferred securities included in Tier 1 capital	(84,730)	(84,730)	(84,730)
Tier 1 common capital	$642,825	$619,680	$675,428
Risk-weighted assets, as defined in federal regulations	$6,244,066	$6,317,744	$6,416,084
Average assets, as defined in federal regulations	$7,909,645	$8,002,186	$7,909,998
Total capital to risk-weighted assets	16.81%	16.27%	16.91%
Total capital excluding preferred stock, to risk-weighted assets	13.72%	13.21%	13.90%
Tier 1 capital to risk-weighted assets	14.74%	14.20%	14.86%
Tier 1 capital, excluding preferred stock, to risk-weighted assets	11.65%	11.15%	11.85%
Tier 1 common capital to risk-weighted assets	10.29%	9.81%	10.53%
Tier 1 leverage to average assets	11.64%	11.21%	12.05%
Tier 1 leverage, excluding preferred stock, to average assets	9.20%	8.80%	9.61%
Reconciliation of Capital Components to GAAP
Total stockholder’s equity	$1,152,433	$1,112,045	$1,160,059
Preferred equity	(193,000)	(193,000)	(193,000)
Common equity	959,433	919,045	967,059
Goodwill and other intangible assets	(283,163)	(286,033)	(287,173)
Tangible common equity	676,270	633,012	679,886
Accumulated other comprehensive loss	11,413	27,739	9,203
Tangible common equity, excluding accumulated other comprehensive loss	$687,683	$660,751	$689,089
Total assets	$8,380,174	$8,138,302	$8,367,823
Goodwill and other intangible assets	(283,163)	(286,033)	(287,173)
Tangible assets	$8,097,011	$7,852,269	$8,080,650
Tangible common equity to tangible assets	8.35%	8.06%	8.41%
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	8.49%	8.41%	8.53%
Tangible common equity to risk-weighted assets	10.83%	10.02%	10.60%

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

We monitor and manage interest rate risk within approved policy limits. Our current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon assuming a 200 basis point gradual increase and decrease in all interest rates compared to net interest income in an unchanging interest rate environment. Current policy limits this exposure to plus or minus 8% of the anticipated level of net interest income over the corresponding 12-month horizon assuming no change in current interest rates. We were within policy limits as of September 30, 2011 and December 31, 2010.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	+200	-300 (2)		+300
September 30, 2011:
Dollar change	$(6,292)	$7,845	$(7,480)	$12,521	$	N/M	$24,309
Percent change	-2.3%	+2.9%	-2.7%	+4.6%		N/M	+8.8%
December 31, 2010:
Dollar change	$(13,609)	$7,393	$(18,736)	$10,072	$	N/M	$21,148
Percent change	-4.7%	+2.5%	-6.4%	+3.4%		N/M	+7.2%

(1)	The gradual change in rates reflects an assumed uniform change in interest rates across all terms of maturity that occurs in equal steps over a six-month time horizon.
(2)	N/M – Due to the low level of interest rates as of September 30, 2011 and December 31, 2010, in management’s judgment, an assumed 300 basis point drop in interest rates was deemed not meaningful.

Overall, in rising interest rate scenarios, interest rate risk volatility is more positive at September 30, 2011 than at December 31, 2010 and in declining interest rate scenarios, interest rate risk volatility is less negative at September 30, 2011 compared to December 31, 2010. The slight increase in positive interest rate volatility assuming rising rates is due to a lengthening of the aggregate maturity of retail time deposits. As our loan portfolio continues to reprice in the low interest rate environment, the exposure to further declines in interest rates is reduced and drives the decrease in net interest income volatility under falling interest rate scenarios.

Economic Value of Equity

In addition to the simulation analysis, management uses an economic value of equity sensitivity technique to understand the risk in both shorter-term and longer-term positions and to study the impact of longer-term cash flows on earnings and capital. In determining the economic value of equity, we discount present values of expected cash flows on all assets, liabilities, and off-balance sheet contracts under different interest rate scenarios. The discounted present value of all cash flows represents our economic value of equity. Economic value of equity does not represent the true fair value of asset, liability, or derivative positions because certain factors are not considered, such as credit risk, liquidity risk, and the impact of future changes to the balance sheet. Our policy guidelines call for preventative measures to be taken in the event that an immediate increase or decrease in interest rates of 200 basis points is estimated to reduce the economic value of equity by more than 15%.

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200
September 30, 2011:
Dollar change	$(194,962)	$134,021
Percent change	-13.0%	+9.0%
December 31, 2010:
Dollar change	$(148,859)	$61,708
Percent change	-9.2%	+3.8%

As of September 30, 2011, the estimated sensitivity of the economic value of equity to changes in rising interest rates is more positive compared to December 31, 2010, and the estimated sensitivity to falling rates is more negative compared to December 31, 2010. The duration of the investment portfolio is lower at September 30, 2011 compared to December 31, 2010 due to a decline in market interest rates and balance sheet strategies implemented during the nine months ended September 30, 2011. The impact of these factors resulted in a reduction of the amount of negative price volatility as interest rates rise and reduced the amount of positive price volatility as rates decline.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The nature of the business of the Company’s wholly-owned banking subsidiary, First Midwest Bank (the “Bank”) and its other subsidiaries ordinarily results in a certain amount of claims, litigation, investigations, and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. In managing such matters, management considers the merits and feasibility of all options and strategies available to the Company, including litigation prosecution, arbitration, insurance coverage, and settlement. Generally, if the Company determines it has meritorious defenses to a matter, it vigorously defends itself.

In August 2011, the Bank was named in a purported class action lawsuit filed in the Circuit Court of Cook County, Illinois on behalf of certain of the Bank’s customers who incurred overdraft fees. The lawsuit is based on the Bank’s practices pursuant to debit card transactions, and alleges, among other things, that these practices have resulted in customers being unfairly assessed overdraft fees. The lawsuit seeks an unspecified amount of damages and other relief, including restitution. The Company believes that the complaint contains significant inaccuracies and factual misstatements and that the Bank has meritorious defenses. As a result, the Bank intends to vigorously defend itself against the allegations in the lawsuit.

Currently, there are certain other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management believes that any liabilities arising from pending legal matters are not expected to have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

ITEM 1A. RISK FACTORS

The Company provided a discussion of certain risks and uncertainties faced by the Company in its Annual Report on Form 10-K for the year ended December 31, 2010. However, these factors may not be the only risks or uncertainties the Company faces.

During 2011, the Company has identified the following additional risk factors:

Recent and/or future U.S. credit downgrades or changes in outlook by the major credit rating agencies may have an adverse effect on financial markets, including financial institutions and the financial industry.

Despite the recent actions taken by the U.S. government to raise the U.S. debt limit and address budget deficit concerns, on August 5, 2011, Standard and Poor’s Rating Services (“S & P”) downgraded the U.S.’s credit rating from AAA to AA+ for the first time in history. It is difficult to predict the effect of this action, or of any future downgrades or changes in outlook by S & P or either of the other two major credit rating agencies. However, these events could impact the trading market for U.S. government securities, including agency securities, and the securities markets more broadly, and consequently, could impact the value and liquidity of financial assets, including assets in the Company’s investment and bank-owned life insurance portfolios. These actions could also create broader financial turmoil and uncertainty, which may negatively affect the global banking system and limit the availability of funding, including borrowings under repurchase arrangements, at reasonable terms. In turn, this could have a material adverse effect on the Company’s liquidity, financial condition, and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Board of Directors approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company’s common stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of September 30, 2011. The repurchase program has no set expiration or termination date. Any repurchases are subject to limitations imposed as part of the the U.S. Treasury’s Capital Purchase Plan under the Emergency Economic Stabilization Act of 2008. The Company did not purchase any of its equity securities during the quarter ended September 30, 2011.

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

11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per common share is included in Note 7 of the Company’s Notes to Condensed Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS” of this document.

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

Date:  October 28, 2011

* Duly authorized to sign on behalf of the Registrant.