Form 10-K
period 2011-12-31
FIRST MIDWEST BANCORP INC
filed 2012-02-28
CIK 702325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year-ended December 31, 2011
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 0-10967

FIRST MIDWEST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3161078 (IRS Employer Identification No.)
One Pierce Place, Suite 1500 Itasca, Illinois 60143-9768 (Address of principal executive offices) (zip code) Registrant's telephone number, including area code: (630) 875-7450
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value Preferred Share Purchase Rights	The Nasdaq Stock Market The Nasdaq Stock Market

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

The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2011, determined using a per share closing price on that date of $12.29, as quoted on The Nasdaq Stock Market, was $849,084,552.

As of February 28, 2011, there were 74,693,950 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the 2011 Annual Stockholders' Meeting - Part III

FORM 10-K

Incorporation by Reference

Certain items in Part III of this report are incorporated by reference to portions of the Company's definitive 2012 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the "Proxy").

GLOSSARY OF TERMS

First Midwest Bancorp, Inc. provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in Management's Discussion and Analysis of Financial Condition & Results of Operations and in the Notes to Consolidated Financial Statements.

2012 Proxy Statement	the Company's definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 16, 2012
Act	Bank Holding Company Act of 1956, as amended
ALCO	Asset Liability Committee
AMT	alternative minimum tax under the Internal Revenue Code of 1986, as amended
ARRA	American Recovery and Reinvestment Act of 2009
ATM	automated teller machine
Bank	First Midwest Bank (one of the Company's two wholly owned subsidiaries)
BIA	Banking on Illinois Act
Board	the Board of Directors of First Midwest Bancorp, Inc.
BOLI	bank-owned life insurance
CAMELS rating	a bank's capital level and supervisory rating
Catalyst	Catalyst Asset Holdings, LLC (one of the Company's three wholly owned subsidiaries)
CDOs	collateralized debt obligations
CFPB	Consumer Financial Protection Bureau
CMOs	collateralized mortgage obligations
Code	the Code of Ethics and Standards of Conduct of First Midwest Bancorp, Inc.
Committee	the Company's Retirement Plans Committee
Common Stock	shares of common stock of First Midwest Bancorp, Inc. $0.01 par value per share, which is traded on the Nasdaq Stock Market under the symbol "FMBI"
Company	First Midwest Bancorp, Inc.
CPP	Capital Purchase Program enacted under TARP and the EESA
CRA	Community Reinvestment Act of 1977
CSV	cash surrender value
DIF	the FDIC's Deposit Insurance Fund
Directors Plan	Nonemployees Directors Stock Plan that provides for the granting of equity awards to the Company's non-management Board Members
EESA	Emergency Economic Stabilization Act of 2008
Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDIC Agreements	Purchase and Assumption Agreements and Loss Share Agreements between the Bank and the FDIC
Federal Reserve	Board of Governors of the Federal Reserve system
FHC	a financial holding company
FHLB	Federal Home Loan Bank
FICO	credit score created by Fair Isaac Corporation
FinCEN	Financial Crimes Enforcement Network
First DuPage	the former First DuPage Bank, acquired by the Company in an FDIC-assisted transaction
First Midwest	First Midwest Bancorp, Inc.
FMCT	First Midwest Capital Trust I
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. generally accepted accounting principles
GLB	Gramm-Leach-Bliley Act of 1999
IBA	Illinois Banking Act

IDFPR	Illinois Department of Financial and Professional Regulation
LIBOR	London Interbank Offered Rate
NOL	net operating loss
OFAC	Office of Foreign Assets Control Regulation
Old National	Old National Bank of Evansville, Indiana
Omnibus Plan	Omnibus Stock and Incentive Plan that permits the granting of long-term incentives to certain key employees of the Company
OREO	Other real estate owned, or properties acquired through foreclosure in partial or total satisfaction of certain loans as a result of borrower defaults
OTTI	other-than-temporary impairment
Palos	the former Palos Bank and Trust Company, acquired by the Company in an FDIC-assisted transaction
Parasol	Parasol Investment Management, LLC (one of the Company's three wholly owned subsidiaries)
Parent Company	First Midwest Bancorp, Inc. on an unconsolidated basis
Pension Plan	the Company-sponsored noncontributory defined benefit retirement plan
Peotone	the former Peotone Bank and Trust Company, acquired by the Company in an FDIC-assisted transaction
Preferred Shares	Fixed Rate Cumulative Perpetual Preferred Stock, Series B, liquidation preference of $1,000 per share and an initial fixed dividend rate of 5%, issued to the U.S. Department of the Treasury under the Treasury's Capital Purchase Program enacted under TARP and the EESA
Profit Sharing Plan	the Company's defined contribution retirement savings plan
PSLRA	Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995
Restoration	Restoration Asset Management, LLC (a wholly owned subsidiary of Catalyst)
Riegle-Neal	Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
S&P 500	Standard & Poor's 500 Stock Index
S&P SmallCap 600 Banks	Standard & Poor's SmallCap 600 Banks Index
SAFE	the Secure and Fair Enforcement for Mortgage Licensing Act
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SEC	U.S. Securities and Exchange Commission
TARP	Troubled Asset Relief Program
TDR	Troubled debt restructuring
TLGP	Temporary Liquidity Guarantee Program
Treasury	U.S. Department of the Treasury
VIE	variable interest entity
Warrant	A 10-year warrant issued to the U.S. Department of the Treasury to purchase up to 1,305,230 shares of the Company's $0.01 par value per share common stock at an exercise price of $22.18 per share subject to anti-dilution adjustments

INTRODUCTION

First Midwest Bancorp, Inc. (the "Company", "we", or "our") is a single bank holding company headquartered in the Chicago suburb of Itasca, Illinois with operations throughout the greater Chicago metropolitan area as well as central and western Illinois and eastern Iowa. Our principal subsidiary is First Midwest Bank, which provides a broad range of commercial and retail banking and wealth management services to consumer, commercial and industrial, and public or governmental customers. We are committed to meeting the financial needs of the people and businesses in the communities where we live and work by providing customized banking solutions, quality products, and innovative services that fulfill those financial needs.

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

Our Corporate Secretary can be contacted by writing to First Midwest Bancorp, Inc., One Pierce Place, Itasca, Illinois 60143, attention: Corporate Secretary. The Company's Investor Relations Department can be contacted by telephone at (630) 875-7533 or by e-mail at investor.relations@firstmidwest.com.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

We include or incorporate by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but instead represent only management's beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Although we believe the expectations reflected in any forward-looking statements are reasonable, it is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in such statements. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "probable," "potential," or "continue," and the negative of these terms and other comparable terminology. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report or when made.

Forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions and may contain projections relating to our future financial performance including our growth strategies and anticipated trends in our business. For a detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, you should refer to the sections entitled "Risk Factors" in Part 1 Item 1A and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Part II Item 7 of this Annual Report on Form 10-K as well as our subsequent periodic and current reports filed with the SEC. However, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance.

PART I

ITEM 1. BUSINESS

First Midwest Bancorp, Inc.

First Midwest Bancorp, Inc. ("First Midwest" or the "Company") is a single bank holding company incorporated in Delaware in 1982 for the purpose of becoming a holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"). The Company is one of Illinois' largest publicly traded banking companies with assets of $8.0 billion as of December 31, 2011 and is headquartered in the Chicago suburb of Itasca, Illinois. The Company's $0.01 per share par value common stock is listed on the Nasdaq Stock Market and trades under the symbol FMBI ("Common Stock").

History

First Midwest commenced business in March 1983 after a multi-institution acquisition of over 20 affiliated financial institutions. At the time, this transaction was the largest simultaneous acquisition of banks ever approved by the Board of Governors of the Federal Reserve System ("Federal Reserve") and involved a re-organization of existing ownership interest, as the acquired entities were under some form of common control. Since 1983, the Company has completed approximately 20 acquisitions of financial institutions and branches representing over $4 billion in assets, including the following recent Federal Deposit Insurance Corporation ("FDIC')-assisted transactions:

Institution Acquired	Date Acquired	Assets of Former Institution (1)
First DuPage Bank ("First DuPage")	October 23, 2009	$261 million
Peotone Bank and Trust Company ("Peotone")	April 23, 2010	$129 million
Palos Bank and Trust Company ("Palos")	August 13, 2010	$485 million
  (1)
  Assets acquired from Palos were adjusted based on additional information received in 2011 relating to the acquisition-date fair value of certain assets and liabilities acquired.

For more information regarding the FDIC-assisted transactions, please refer to Note 5 of "Notes to Financial Statements" in Item 8 of this Form 10-K.

In the normal course of business, the Company may, from time to time, explore potential opportunities for expansion in core market areas through the acquisition of banking institutions. As a matter of policy, the Company generally does not comment on any dialogue with potential targets or possible acquisitions until a definitive acquisition agreement has been signed.

Subsidiaries

First Midwest is responsible for the overall conduct, direction, and performance of its subsidiaries. The Company provides various services to its subsidiaries, establishes Company-wide policies and procedures, and provides other resources as needed, including capital. From time to time, the Company or the Bank has acquired or operated subsidiaries that only hold other real estate owned ("OREO") until such properties are sold. As of December 31, 2011, the following were the primary subsidiaries of First Midwest:

    First Midwest Bank (the "Bank")

The Bank conducts the majority of the Company's operations primarily in communities in metropolitan Chicago, northwest Indiana, central and western Illinois, and eastern Iowa. The following table presents key figures for the Bank.

(Dollar amounts in thousands)	December 31, 2011
Total assets	$7,848,012
Total deposits	$6,529,235
Banking offices	102
Full-time equivalent employees	1,768

The Bank operates the following wholly owned subsidiaries:

•
Calumet Investment Corporation is a Delaware agreement corporation that manages investment securities, principally municipal obligations, and provides corporate management services to its wholly owned subsidiary, Calumet Investments Ltd., a Bermuda corporation. Calumet Investments Ltd. manages investment securities and is largely inactive.

•
LIH Holdings, LLC is a limited liability company that holds an equity interest in a Section 8 housing venture.

•
Synergy Property Holdings, LLC is a limited liability company that manages several of the Bank's OREO properties.

    Catalyst Asset Holdings, LLC ("Catalyst")

Catalyst operates in the same offices as the Bank and manages a portion of the Company's non-performing assets. The Company established Catalyst in first quarter 2010. In March 2010, the Company purchased $168.1 million of non-performing assets from the Bank and transferred them to Catalyst in the form of a capital injection. Catalyst had non-performing assets totaling $45.2 million as of December 31, 2011 and $93.1 million as of December 31, 2010. This transaction did not change the presentation of these non-performing assets in the Company's consolidated financial statements and did not impact the Company's consolidated financial position, results of operations, or regulatory capital ratios. However, the transaction improved the Bank's asset quality ratios, capital ratios, and liquidity.

Catalyst has one wholly owned subsidiary, Restoration Asset Management, LLC ("Restoration"), a limited liability company that manages Catalyst's OREO properties. The Bank provides certain administrative and management services to Catalyst and Restoration pursuant to a services agreement. The amounts charged under this services agreement are intended to reflect the actual costs to the Bank for providing such services.

    Parasol Investment Management, LLC ("Parasol")

Parasol is a registered investment advisor under the Investment Advisors Act of 1940 (the "IAA"), which began operations on July 1, 2011. Parasol conducts its business in one of the Bank's offices and provides wealth management services to the Bank's trust division and to individual and institutional clients, such as corporate and public retirement plans, foundations and endowments, high net worth individuals, and multi-employer trust funds. A description of the IAA can be found in the section titled "Supervision and Regulation" of this Item 1.

    First Midwest Capital Trust I ("FMCT")

FMCT is a Delaware statutory business trust formed in 2003 for the purpose of issuing trust-preferred securities and lending the proceeds to the Company in return for junior subordinated debentures of the Company. The

Company guarantees payments of distributions on the trust-preferred securities and payments on redemption of the trust-preferred securities on a limited basis.

FMCT qualifies as a variable interest entity for which the Company is not the primary beneficiary. Consequently, its accounts are not consolidated in the Company's financial statements. However, the currently outstanding $87.4 million in trust-preferred securities issued by FMCT is included in the Tier 1 capital of the Company for regulatory capital purposes. For a further description of FMCT, refer to Note 11 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K. For a discussion of the potential impact of the provisions of the recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") on the Company's ability to continue to include the trust-preferred securities in its Tier 1 capital, see the heading "Capital Guidelines" appearing later in this section.

Market Area

The Bank operates in the most active and diverse markets in Illinois, the largest of which is the suburban metropolitan Chicago market, which includes the counties surrounding Cook County, Illinois. This area extends from the cities of Zion and Waukegan, Illinois into northwest Indiana to the cities of Crown Point and St. John, Indiana. The Bank's other service areas are located in western Illinois and eastern Iowa (including the cities of Galesburg, Moline, and East Moline, Illinois and Davenport and Bettendorf, Iowa) and central Illinois (including the cities of Champaign and Danville, Illinois). These service areas include a mixture of urban, suburban, and rural markets and contain a diversified mix of industry groups, including manufacturing, health care, pharmaceutical, higher education, wholesale and retail trade, service, and agricultural. The Bank's business of attracting deposits and making loans is primarily conducted within its service areas and may be affected by significant changes in their economies.

When comparing large national metropolitan areas (defined as metropolitan areas with populations exceeding one million), the Chicago metropolitan area currently ranks as follows:

•
Third in the nation with respect to total businesses,
•
Third in total population,
•
Twelfth in average household income, and
•
Eleventh in median income producing assets.

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

Competition is based on a number of factors, including interest rates charged on loans and paid on deposits; the ability to attract new deposits; the scope and type of banking and financial services offered; the hours during which business can be conducted; the location of bank branches and automated teller machines ("ATMs"); the availability, ease of use, and range of banking services on the internet; the availability of related services; and a variety of additional services, such as wealth management services.

In providing investment advisory services, the Bank also competes with retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and other financial institutions for wealth management clients. Competition is generally based on the variety of products and services offered to clients and the performance of funds under management. The Company's main competitors are financial service providers both within and outside of the geographic areas in which the Bank maintains offices.

The Company faces intense competition in attracting and retaining qualified employees. Its ability to continue to compete effectively will depend upon its ability to attract new employees and retain and motivate existing employees.

Our Business

The Bank offers a variety of traditional financial products and services that are designed to meet the financial needs of the customers and communities it serves. For over 60 years, the Bank has been in the basic business of commercial and community banking, namely attracting deposits and making loans, as well as providing wealth management services. The Company does not engage in any sub-prime lending, nor does it engage in non-commercial banking activities, such as investment banking services.

  Deposit and Retail Services

The Bank offers a full range of deposit services that are typically available in most commercial banks and financial institutions, including checking accounts, NOW accounts, money market accounts, savings accounts, and time deposits of various types ranging from shorter-term to longer-term certificates of deposit. The transaction accounts and time deposits are tailored to our primary service area at competitive rates. The Company also offers certain retirement account services, including individual retirement accounts.

  Lending Activities

The Bank originates commercial and industrial, agricultural, commercial real estate, and consumer loans. Substantially all of the Company's borrowers are residents of the Bank's service areas. The Company's largest category of lending is commercial real estate (including construction loans), followed by commercial and industrial. Generally, real estate loans are secured by the land and any improvements to, or developments on, the land. Generally, loan-to-value ratios at time of issuance are 50% for unimproved land and 65% for developed land. The Company's consumer loans consist primarily of home equity loans and lines of credit and 1-4 family mortgages.

No individual or single group of related accounts is considered material in relation to the assets or deposits of the Bank or in relation to the overall business of the Company. However, 65.7% of our loan portfolio at December 31, 2011 consisted of real estate-related loans, including residential mortgage loans, and commercial mortgage loans.

For detailed information regarding the Company's loan portfolio, see the "Loan Portfolio and Credit Quality" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

  Sources of Funds

The Bank's ability to maintain affordable funding sources allows the Company to meet the credit needs of its customers and the communities it serves. The Bank maintains a relatively stable base of core deposits that are the primary source of the Company's funds for lending and other investment purposes. Deposits funded 81.3% of the Company's assets at the end of 2011 with a net loans-to-deposits ratio of 78.5%. Consumer, commercial, and public deposits come from the Company's primary service areas through a broad selection of deposit products. By maintaining core deposits, the Company both controls its funding costs and builds client relationships.

In addition to deposits, the Company obtains funds from the amortization, repayment, and prepayment of loans; the sale or maturity of investment securities; advances from the Federal Home Loan Bank ("FHLB"), brokered repurchase agreements and certificates of deposits, and federal funds purchased; cash flows generated by operations; and proceeds from the issuance of debt and sales of the Company's Common Stock. For detailed information regarding the Company's funding sources, see the "Funding and Liquidity Management" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

  Investment Activities

The Bank maintains a sizeable securities portfolio in order to provide the Company with financial stability, asset diversification, income, and collateral for borrowing. The Company administers this securities portfolio in accordance with an investment policy that has been approved and adopted by the Board of Directors of the Bank.

The Company's Asset Liability Committee implements the investment policy based on the established guidelines within the written policy.

The basic objectives of the Bank's investment activities are to enhance the profitability of the Company by keeping its investable funds fully employed, provide adequate regulatory and operational liquidity, minimize and/or adjust the interest rate risk position of the Company, minimize the Company's exposure to credit risk, and provide collateral for pledging requirements. For detailed information regarding the Company's securities portfolio, see the "Investment Portfolio Management" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

Supervision and Regulation

The Bank is an Illinois state-chartered bank and a member of Federal Reserve, which has the primary authority to examine and supervise the Bank in coordination with the Illinois Department of Financial and Professional Regulation (the "IDFPR"). The Company is a single bank holding company and is also subject to the primary regulatory authority of the Federal Reserve. The Company and its subsidiaries are also subject to extensive secondary regulation and supervision by various state and federal governmental regulatory authorities including the FDIC, which oversees insured deposits and assets covered by Purchase and Assumption Agreements and Loss Share Agreements with the FDIC (the "FDIC Agreements"), and the U.S. Department of the Treasury ("Treasury"), which enforces money laundering and currency transaction regulations. In addition to banking regulations, as a public company, the Company is under the jurisdiction of the SEC and the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934.

Federal and state laws and regulations generally applicable to financial institutions, including the Company and its subsidiaries, regulate the scope of business, investments, reserves against deposits, capital levels, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations, dividends, and other things. This supervision and regulation is intended primarily for the protection of the FDIC's deposit insurance fund ("DIF") and the depositors, rather than the stockholders, of a financial institution.

The following sections describe the significant elements of the material statutes and regulations affecting the Company and its subsidiaries, many of which are the subject of ongoing revision and legislative rulemaking as a result of the government's long-term regulatory reform of the financial markets and the implementation of the Dodd-Frank Act, which is discussed in more detail later in this report. In some cases, the new proposals may include a radical overhaul of the regulation of financial institutions or limitations on the products they offer.

The final regulations or regulatory policies that are applicable to the Company and its subsidiaries and eventually adopted by the U.S. government may be disruptive to the Company's business and could have a material adverse effect on its business, financial condition, and results of operations. The Company cannot accurately predict the nature or the extent of the effects that any such changes would have on its business and earnings. The following discussions are summaries of the material statutes and regulations currently affecting the Company and its subsidiaries and are qualified in their entirety by reference to such statutes and regulations.

  Federal Reserve System

The Federal Reserve System serves as the nation's central bank and is responsible for monetary policy. It consists of a seven member Board of Governors in Washington, D.C. and twelve reserve banks located in major cities throughout the U.S. Through the Federal Reserve Act and the Bank Holding Company Act of 1956, as amended (described below), the Federal Reserve has regulatory and supervisory responsibilities over its member banks, bank holding companies, and Edge Act and agreement corporations. The Federal Reserve also sets margin requirements, which limit the use of credit for purchasing or carrying securities, and develops and administers regulations that implement major federal laws governing consumer credit such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, and the Truth in Savings Act.

  Bank Holding Company Act of 1956, As Amended (the "Act")

Generally, the Act governs the acquisition and control of banks and non-banking companies by bank holding companies and requires bank holding companies to register with the Federal Reserve. The Act requires a bank holding company to file an annual report of its operations and such additional information as the Federal Reserve may require. A bank holding company and its subsidiaries are subject to examination by the Federal Reserve. The Act's principal areas of concern include:

•
The Federal Reserve's jurisdiction to regulate the terms of certain debt issues of bank holding companies, including the authority to impose reserve requirements.
•
The acquisition of 5% or more of the voting shares of any bank or bank holding company, which generally requires the prior approval of the Federal Reserve and is subject to applicable federal and state law, including the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") for interstate transactions.
•
Prohibiting (with certain exceptions) a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any "non-banking" company unless the non-banking activities are found by the Federal Reserve to be "so closely related to banking as to be a proper incident thereto." Under current regulations of the Federal Reserve, a bank holding company and its non-bank subsidiaries are permitted to engage in such banking-related business ventures as consumer finance, equipment leasing, data processing, mortgage banking, financial and investment advice, securities brokerage services, and other activities.
•
Acquisition of "control" (10% of the outstanding shares of any class of voting stock) of a bank or bank holding company without prior notice to certain federal bank regulators.

  Federal Reserve Act

Any transactions between the Bank and the Company and their respective subsidiaries are regulated by the Federal Reserve Act, including Sections 23A and 23B. These regulations place restrictions on loans by a bank to an affiliate, asset purchases by a bank from an affiliate, and other transactions between a bank and its affiliates. These regulations limit credit transactions between a bank and its affiliates, prescribe terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, require arms-length transactions between affiliates, and restrict the types of collateral security permitted in connection with a bank's extension of credit to affiliates. Section 22(h) of the Federal Reserve Act limits how much and on what terms a bank may lend to its insiders and insiders of its affiliates, including executive officers and directors.

Bank holding companies act as a source of financial and managerial strength to their subsidiary banks. Under this policy, the holding company is expected to commit resources to support its bank subsidiary even at times when the holding company may not be in a financial position to provide it. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, the Act provides that any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

  Community Reinvestment Act of 1977 (the "CRA")

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by providing credit to low-income and moderate-income individuals and communities. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution's record of meeting the credit needs of its community. During its last examination, the Bank received a rating of "outstanding," the highest available.

  Gramm-Leach-Bliley Act of 1999 (the "GLB")

The GLB allows for banks and certain other financial institutions to enter into combinations that permit a single financial services organization to offer customers a more comprehensive array of financial products and services. Such products and services may include insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. Activities that are "complementary" to financial activities are also authorized. Under the GLB, the Federal Reserve may not permit a company to form a financial holding company if any of its insured depository institution subsidiaries (i) are not well-capitalized and well managed or (ii) did not receive at least a satisfactory rating in their most recent CRA exam.

Also under the GLB, a financial institution may not disclose non-public personal information about a consumer to unaffiliated third parties unless the institution satisfies various disclosure requirements and the consumer has not elected to opt out of the information sharing. Under the GLB, a financial institution must provide its customers with a notice of its privacy policies and practices. The Federal Reserve, the FDIC, and other financial regulatory agencies have issued regulations implementing notice requirements and restrictions on a financial institution's ability to disclose non-public personal information about consumers to unaffiliated third parties.

  Bank Secrecy Act and USA PATRIOT Act

The Bank Secrecy and USA Patriot Acts require financial institutions to develop programs to prevent them from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the Treasury's Office of Financial Crimes Enforcement Network ("FinCEN"). These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with these regulations could result in sanctions and possible fines.

  Office of Foreign Assets Control Regulation ("OFAC")

The Treasury established the OFAC to impose economic sanctions that affect transactions with designated foreign countries, nationals, and others. These sanctions include: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

  Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act has resulted in and will likely result in sweeping changes in the regulation of financial institutions aimed at strengthening the operation of the financial services sector. The Dodd-Frank Act's provisions that have received the most public attention generally have been those applying to larger institutions. However, it contains numerous other provisions that will affect all banks and bank holding companies that will fundamentally change the system of bank oversight. The Dodd-Frank Act includes provisions that:

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF, and increase the floor on the size of the DIF. This change generally requires an increase in the level of assessments for financial institutions with assets in excess of $10 billion effective April 1, 2011.
•
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.
•
Repeal the federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts, thereby permitting depository institutions to pay interest on business transactional and other accounts effective July 21, 2011. As a result, the Company began to pay interest on a limited number of business checking accounts in December 2011.
•
Centralize responsibility for consumer financial protection (discussed below) by creating a new agency within the Federal Reserve.
•
Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. One of these requirements will preclude financial institutions from including in Tier 1 capital any trust-preferred securities or cumulative preferred stock, issued on or after May 19, 2010. The Company's currently outstanding trust-preferred securities were grandfathered and continue to qualify as Tier 1 capital. Therefore, this portion of the Dodd-Frank Act is not applicable to the Company as of December 31, 2011.

•
Amend the Electronic Fund Transfer Act to give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion (discussed below).
•
Establish enhanced prudential standards for risk-based capital, leverage limits, stress testing, liquidity, risk management, and concentration/credit exposure limits for institutions with total consolidated assets of $50 billion or more.
•
In February 2012, regulatory agencies issued proposed rules to implement requirements under the Dodd-Frank Act that will require banks with assets over $10 billion to conduct annual stress tests under regulations prescribed by the FDIC. The stress tests will be used to assess the potential impact of economic and financial conditions on the earnings, losses, and capital of a bank over a nine-quarter planning horizon, taking into account the current condition of the bank and its risks, exposures, strategies, and activities.

Some of these provisions may have the consequence of increasing the Company's expenses, decreasing the Company's revenues, and changing the activities in which it chooses to engage. Many aspects of the Dodd-Frank Act are still subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers, or the financial industry in general.

  Consumer Financial Protection

The Dodd-Frank Act created the Consumer Financial Protection Bureau ("CFPB") as a new and independent unit within the Federal Reserve System. With certain exceptions, the CFPB has authority to regulate any person or entity that engages in offering or providing a "consumer financial product or service" and has rulemaking, examination, and enforcement powers over financial institutions. With respect to primary examination and enforcement authority of financial entities, however, the CFPB's authority is limited to institutions with assets of $10 billion or more. Existing regulators retain this authority over institutions with assets of $10 billion or less, such as First Midwest.

The powers of the CFPB currently include:

•
The ability to prescribe consumer financial laws and rules that regulate all institutions that engage in offering or providing a consumer financial product or service.
•
Primary enforcement and exclusive supervision authority with respect to federal consumer financial laws over "very large" insured institutions with assets of $10 billion or more. This includes the right to obtain information about an institution's activities and compliance systems and procedures and to detect and assess risks to consumers and markets.
•
The ability to require reports from institutions with assets under $10 billion, such as First Midwest, to support the CFPB in implementing federal consumer financial laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.
•
Examination authority (limited to assessing compliance with federal consumer financial law) with respect to institutions with assets under $10 billion, such as First Midwest. Specifically, a CFPB examiner may be included on a sampling basis in the examinations performed by the institution's primary regulator.

The CFPB officially commenced operations on July 21, 2011 and engaged in several activities throughout the remainder of the year including (i) investigating consumer complaints about credit cards and mortgages, (ii) launching a supervision program, (iii) conducting research for and developing mandatory financial product disclosures, and (iv) engaging in consumer financial protection rulemaking.

Some uncertainty has arisen related to confidential treatment and privilege and the CFPB's ability to require reports from financial institutions. Banks currently have express legal protection that gives them the confidence and legal certainty to provide confidential "privileged" documents at the request of the federal banking agencies, and the current law provides that a bank does not "waive" confidentiality and risk disclosure of the information to an outside party, potentially involved in litigation with the bank, by providing the information to its regulator. The CFPB does not have the same express statutory protections relating to privilege that the other banking agencies are given.

The full extent of the CFPB's authority and potential impact on the Company is unclear at this time, but the Company continues to monitor the CFPB's activities on an ongoing basis.

The Bank is already subject to a number of regulations intended to protect consumers in various areas, such as equal credit opportunity, fair lending, customer privacy, identity theft, and fair credit reporting. For example, deposit activities are subject to such acts as the Federal Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Illinois Consumer Deposit Account Act. Electronic banking activities are subject to federal law, including the Electronic Funds Transfer Act, and state laws. Wealth management activities of the Bank are subject to the Illinois Corporate Fiduciaries Act. Loans made by the Bank are subject to applicable provisions of the Illinois Interest Act, the Federal Truth in Lending Act, and the Illinois Financial Services Development Act. Other consumer financial regulations include the Equal Credit Opportunity Act, Fair Credit Reporting Act, and Fair Debt Collection Practices Act.

The Federal Reserve is responsible for examination and enforcement of federal consumer financial laws with respect to the Company, and state authorities are responsible for all state consumer laws with respect to the Company.

  Secure and Fair Enforcement for Mortgage Licensing Act ("SAFE Act")

The SAFE Act requires the registration of residential mortgage loan originators employed by banks, savings associations, credit unions, Farm Credit System institutions, and certain subsidiaries of these financial institutions to register with the Nationwide Mortgage Licensing System and Registry, obtain a unique identifier from the registry, and maintain this registration.

  Interchange Fees

On June 29, 2011, the Federal Reserve adopted a final rule with respect to the Durbin Amendment of the Dodd-Frank Act effective on October 1, 2011, which establishes a maximum permissible interchange fee for many types of debit interchange transactions to equal no more than 21 cents plus five basis points of the transaction value. Furthermore, the Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements promulgated by the Federal Reserve. The Company intends to comply with these fraud-related requirements. The Federal Reserve also approved rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product, which will be effective April 1, 2012.

Currently, the Company is exempt from the interchange fee cap under the "small issuer" exemption, which applies to any debit card issuer with total worldwide assets of less than $10 billion as of the end of the previous calendar year. In the event the Company's assets reach $10 billion or more, it will become subject to the interchange fee limitations beginning July 1 of the following year, and the fees the Company may receive for an electronic debit transaction will be capped at the statutory limit.

  Capital Guidelines

The Federal Reserve and other federal bank regulators have established risk-based capital guidelines to provide a framework for assessing the adequacy of the capital of national and state banks, thrifts, and their holding companies (collectively, "banking institutions"). These guidelines apply to all banking institutions, regardless of size, and are used in the examination and supervisory process and in the analysis of applications to be acted upon by the regulatory authorities. These guidelines require banking institutions to maintain capital based upon the 1988 capital accord ("Basel I") of the Basel Committee on Banking Supervision (the "Basel Committee"). The name comes from Basel, Switzerland, the city in which the main international organization, The Bank for International Settlements, is located.

The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments ("risk-weighted assets").

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
•
Market Risk Capital (Tier 3).  Tier 3 capital includes qualifying unsecured subordinated debt.

Regulatory requirements also establish quantitative measures to ensure capital adequacy for banking institutions as follows:

	Adequately Capitalized Requirement	"Well-Capitalized" Requirement
Tier 1 capital to risk-weighted assets	4.00%	6.00%
Total capital to risk-weighted assets	8.00%	10.00%

Bank holding companies and banks subject to the market risk capital guidelines are required to incorporate market and interest rate risk components into their risk-based capital standards.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as "Basel III". Basel III replaces Basel II, which was introduced by the Basel Committee in 2004 and did not impact the Company. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final capital framework, among other things:

•
Introduces "Common Equity Tier 1" ("CET1") as a new capital measure,
•
Specifies that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements,
•
Defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital,
•
Expands the scope of the adjustments compared to existing regulations, and
•
Adopts an international standard for a leverage ratio calculated as Tier I capital to adjusted average assets plus certain off-balance sheet exposures.

The implementation of the Basel III final framework will commence on January 1, 2013. On that date, banking institutions will be required to meet minimum capital ratios. A 2.5% capital conversion buffer will be added to each ratio as it is phased in beginning January 1, 2016 until full implementation on January 1, 2019. A number of new deductions from and additions to CET1 will be phased in over a five-year period. The minimum capital ratios are as follows:

	Minimum Required on January 1, 2013	Capital Conversion Buffer	Minimum Required on January 1, 2019
CET1 to risk-weighted assets	4.5%	2.5%	7.0%
Tier 1 capital to risk-weighted assets	6.0%	2.5%	8.5%
Total capital to risk-weighted assets	8.0%	2.5%	10.5%
Leverage ratio	N/A	N/A	3.0%

Basel III also provides for a "countercyclical capital buffer" generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

Effective July 28, 2011, federal banking regulatory agencies adopted a final rule that establishes a floor for the risk-based capital requirements applicable to the largest, internationally active banking organizations. Thus, each organization implementing Basel III will continue to calculate its risk-based capital requirements under general risk-based capital rules, and the capital requirement it computes under those rules will serve as a floor for its risk-based requirement computed under Basel III. In practice, the rule will not have an immediate effect on banking organizations' capital requirements because all organizations subject to Basel III are currently computing their capital requirements under the general risk-based capital rules. This rule does not currently impact the Company, nor is it expected to impact the Company in the near future.

The U.S. banking agencies have indicated informally that they expect to implement regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III.

Given the many ongoing regulatory initiatives related to capital requirements, the regulations ultimately applicable to the Company and the Bank may be substantially different from the requirements discussed above. Requirements to maintain higher levels of capital or liquid assets could adversely impact the Company's net income and return on equity.

  Liquidity Requirements

The proposed Basel III framework also will require banks and bank holding companies to measure their liquidity against specific tests, specifically:

•
Liquidity Coverage Ratio Test  ("LCR"): The LCR is designed to ensure that the entity maintains an adequate level of unencumbered, high-quality liquid assets equal to the greater of (i) the entity's expected net cash outflow for a 30-day time horizon or (ii) 25% of its expected total cash outflow under an acute liquidity stress scenario.
•
Net Stable Funding Ratio Test  ("NSFR"): The NSFR is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon.

If adopted in their current form, these requirements would incent banking entities to dramatically increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

The Basel III liquidity framework currently contemplates that the LCR will be subject to an observation period continuing through mid-2013 and implemented as a minimum standard on January 1, 2015 subject to any revisions resulting from the analyses conducted and data collected during the observation period. Similarly, the NSFR will be subject to an observation period through mid-2016 and implemented as a minimum standard by January 1, 2018 subject to any revisions resulting from the analyses conducted and data collected during the observation period.

The Basel III liquidity standards are subject to further rulemaking, and their terms may change before implementation.

  Illinois Banking Law

The Illinois Banking Act ("IBA") governs the activities of the Bank, an Illinois banking corporation. The IBA defines the powers and permissible activities of an Illinois state-chartered bank, prescribes corporate governance standards, imposes approval requirements on mergers of state banks, prescribes lending limits, and provides for the examination of state banks by the IDFPR. The Banking on Illinois Act ("BIA") became effective in mid-1999 and amended the IBA to provide a wide range of new activities allowed for Illinois state-chartered banks, including the Bank. The provisions of the BIA are to be construed liberally in order to create a favorable business climate for banks in Illinois. The main features of the BIA are to expand bank powers through a "wild card" provision that authorizes Illinois state-chartered banks to offer virtually any product or service that any bank or thrift may offer anywhere in the country, subject to restrictions imposed on those other banks and thrifts, certain safety and soundness considerations, and prior notification to the IDFPR and the FDIC.

  Dividends

The Company's primary source of liquidity is dividend payments from the Bank. In addition to capital guidelines, the Bank is limited in the amount of dividends it can pay to the Company under the IBA. Under this law, the Bank is permitted to declare and pay dividends in amounts up to the amount of its accumulated net profits, provided that it retains in its surplus at least one-tenth of its net profits since the date of the declaration of its most recent dividend until those additions to surplus, in the aggregate, equal the paid-in capital of the Bank. While it continues its banking business, the Bank may not pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts). In addition, the Bank is limited in the amount of dividends it can pay under the Federal Reserve Act and Regulation H. For example, dividends cannot be paid that would constitute a withdrawal of capital; dividends cannot be declared or paid if they exceed a bank's undivided profits; and a bank may not declare or pay a dividend greater than current year net income plus retained net income of the prior two years without Federal Reserve approval.

Since the Company is a legal entity, separate and distinct from the Bank, its dividends to stockholders are not subject to the bank dividend guidelines discussed above. The IDFPR is authorized to determine, under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends by the Company would be an unsafe or unsound practice and to prohibit payment thereof. The Federal Reserve has taken the position that dividends that would create pressure or undermine the safety and soundness of a subsidiary bank are inappropriate.

  FDIC Insurance Premiums

The Bank's deposits are insured through the DIF, which is administered by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It may also prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or written agreement entered into with the FDIC. The Company is not aware of any practice, condition, or violation that might lead to termination of FDIC deposit insurance.

The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating ("CAMELS rating"). The risk matrix utilizes four risk categories, which are distinguished by capital levels and supervisory ratings. For deposit insurance assessment purposes, an insured depository institution is placed into one of the four risk categories each quarter. An institution's assessment is determined by multiplying its assessment rate by its assessment base.

In past years and in early 2011, the total base assessment rates that could be levied on banks ranged from 7 basis points for Risk Category I institutions to 77.5 basis points for Risk Category IV institutions. The assessment base was historically domestic deposits with some adjustments.

Under a new rule mandated by the Dodd-Frank Act, the total base assessment rates now range from 2.5 basis points to 45 basis points. The assessment base is now based on average consolidated total assets minus average tangible equity rather than domestic deposits. In addition, the rule adopts a "scorecard" assessment scheme for larger banks and suspends dividend payments if the DIF reserve ratio exceeds 1.5 percent but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. The rule took effect during the quarter beginning April 1, 2011 and was first reflected in the invoices for assessments due September 30, 2011. In addition, institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a U.S. Government-Sponsored Enterprise established in 1987 to serve as a financing vehicle for the failed Federal Savings and Loan Association, ("Financing Corporation"). These assessments will continue until the Financing Corporation bonds mature in 2019.

  Investment Advisors Act of 1940

The SEC regulates investment advisers through the IAA. With certain exceptions, the IAA requires entities that are compensated for advising others about securities investments to register with the SEC and conform to regulations designed to protect investors. Generally, only advisers who have at least $100 million of assets under management or advise a registered investment company must register with the SEC. Although the Bank is exempt from registration as a financial institution, Parasol is subject to the IAA because it has over $100 million of assets under management and provides advice to investment company clients.

The IAA is a "principles-based" regulatory scheme that requires advisors to adhere to strict disclosure requirements and certain recordkeeping standards and gives the SEC the authority at any time to inspect those books and records. Investment advisors are subject to a substantial number of standards of conduct under the IAA including a prohibition from: (i) employing any device, scheme, or artifice to defraud any client and (ii) engaging in any transaction, practice, or course of business that operates as a fraud upon any client. In enforcing these rules, the SEC does not need to prove that an investment adviser intended to commit fraud against its client. It is sufficient that the advisor acted recklessly or negligently, and the conduct operated as a fraud. The IAA also prohibits any investment adviser from making a false or misleading statement to prospective or existing investors in a pooled investment vehicle managed by the adviser or otherwise defrauding an investor.

  Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Sarbanes-Oxley has established new membership requirements and additional responsibilities for the Company's audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services its auditors may provide to the Company), imposed additional responsibilities for external financial statements on the Company's chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate the Company's disclosure controls and procedures and its internal control over financial reporting, and required auditors to issue a report on the Company's internal control over financial reporting.

    Economic Recovery Programs

For most of 2011, the Company was subject to regulation relating to economic recovery programs. In response to the financial market crisis and continuing economic uncertainty, the U.S. government took a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including measures available under the Emergency Economic Stabilization Act of 2008 ("EESA"), as amended by the American Recovery and Reinvestment Act of 2009 ("ARRA"), which included the Troubled Asset Relief Program ("TARP"). Under the EESA, the Treasury may take a range of actions to provide liquidity to the U.S. financial markets, including the direct purchase of equity of financial institutions through the Treasury's Capital Purchase Program ("CPP").

The Company elected to participate in the CPP, and on December 5, 2008, First Midwest issued to the Treasury, in exchange for aggregate consideration of $193.0 million, (i) 193,000 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B ("Preferred Shares") and (ii) a ten-year warrant ("Warrant") to purchase up to 1,305,230 shares of the Company's Common Stock at an exercise price of $22.18 per share subject to anti-dilution adjustments. In November 2011, the Company redeemed the Preferred Shares, and in December 2011, the Company redeemed the Warrant, which concluded the Company's participation in the CPP. No Preferred Shares or Warrant were outstanding as of December 31, 2011.

    Employee Incentive Compensation

In 2010, the Federal Reserve, along with the other federal banking agencies, issued guidance applying to all banking organizations that requires that their incentive compensation policies be consistent with safety and soundness principles. Under these rules, financial organizations must review their compensation programs to insure that they: (i) provide employees with incentives that appropriately balance risk and reward and that do not encourage imprudent risk; (ii) are compatible with effective controls and risk management; and (iii) are supported by strong corporate governance including active and effective oversight by the banking organization's board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

In addition, in 2011, the Federal Reserve, along with other federal banking agencies, the National Credit Union Administration, the SEC, and the Federal Housing Finance Agency, established a rule that regulates incentive-based compensation for entities deemed to be a "covered financial institution", which includes both the Company and the Bank. These proposed rules incorporate many of the executive compensation principles described above, including a prohibition on compensation practices that encourage covered persons to take inappropriate risks by providing such person with excessive compensation.

    Future Legislation

In addition to the specific legislation described above, various legislation is currently being considered by Congress. This legislation may change banking statutes and the Company's operating environment in substantial and unpredictable ways and may increase reporting requirements and governance. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on its business, financial condition, results of operations, or liquidity.

ITEM 1A. RISK FACTORS

An investment in First Midwest Common Stock is subject to risks inherent in the Company's business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision with respect to any of the Company's securities, you should carefully consider the risks and uncertainties as described below, together with all of the information included herein. The risks and uncertainties described below are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known or currently deemed immaterial also may have a material adverse effect on the Company's results of operations and financial condition. If any of the following risks actually occur, the Company's results of operations and financial condition could suffer, possibly materially. In that event, the trading price of the Company's Common Stock or other securities could decline. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed or implied in these forward-looking statements.

Risks Related to the Company's Business

    Interest Rate and Credit Risks

The Company is subject to interest rate risk.

The Company's earnings and cash flows are largely dependent upon its net interest income. Net interest income equals the difference between interest income and fees earned on interest-earning assets (such as loans and securities) and interest expense incurred on interest-bearing liabilities (such as deposits and borrowed funds). Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence the amount of interest the Company earns on loans and securities and the amount of interest it incurs on deposits and borrowings. Such changes could also affect (i) the Company's ability to originate loans and obtain deposits, (ii) the fair value of the Company's financial assets and liabilities, and (iii) the average duration of the Company's securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company's results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company's financial condition and results of operations. See the section captioned "Net Interest Income" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," located elsewhere in this report for further discussion related to the Company's management of interest rate risk.

The Company is subject to lending risk.

There are inherent risks associated with the Company's lending activities. Underwriting and documentation controls cannot mitigate all credit risk, especially those outside the Company's control. These risks include the impact of changes in interest rates and changes in the economic conditions in the markets in which the Company operates as well as those across the U.S. Increases in interest rates and/or continuing weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing those loans.

In particular, continuing economic weakness in real estate and related markets could further increase the Company's lending risk as it relates to its commercial real estate loan portfolio and the value of the underlying collateral. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil monetary penalties against the Company.

As of December 31, 2011, 82.2% of the Company's loan portfolio consisted of commercial and industrial and commercial real estate loans. The deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's financial condition and results of operations. See the section captioned "Loan Portfolio and Credit Quality" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," located elsewhere in this report for further discussion related to commercial and industrial and commercial real estate loans.

Real estate market volatility and future changes in disposition strategies could result in net proceeds that differ significantly from fair value appraisals of loan collateral and OREO and could negatively impact the Company's operating performance.

Many of the Company's non-performing real estate loans are collateral-dependent, meaning the repayment of the loan is largely dependent upon the successful operation of the property securing the loan. For collateral-dependent loans, the Company estimates the value of the loan based on appraised value of the underlying collateral less costs to sell. The Company's OREO portfolio consists of properties acquired through foreclosure in partial or total satisfaction of certain loans as a result of borrower defaults. OREO is recorded at the lower of the recorded investment in the loans for which the property served as collateral or estimated fair value, less estimated selling costs.

In determining the value of OREO properties and loan collateral, an orderly disposition of the property is generally assumed, except where a different disposition strategy is expected. The disposition strategy the Company has in place for a loan will determine the appraised value it uses (e.g., "as-is", "orderly liquidation", or "forced liquidation"). Significant judgment is required in estimating the fair value of property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

In response to market conditions and other economic factors, the Company may utilize alternative sale strategies other than orderly dispositions as part of its disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from estimates used to determine the fair value of the properties. This could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company's lending activities are subject to strict regulations.

The Company is subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil monetary penalties against the Company and could have a material adverse effect on the Company's business and results of operations.

The Company's allowance for credit losses may be insufficient.

The Company maintains an allowance for credit losses ("allowance") at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; credit loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. Determination of the allowance is inherently subjective since it requires significant estimates and management judgment of credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Company's control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review the Company's allowance and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, the Company will need additional provisions to increase the allowance. Any increases in the allowance will result in a decrease in net income and capital and may have a material adverse effect on the Company's financial condition and results of operations. See the section captioned "Allowance for Credit Losses" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," located elsewhere in this report for further discussion related to the Company's process for determining the appropriate level of the allowance for credit losses.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

The Company may rely on information furnished by or on behalf of customers and counterparties in deciding whether to extend credit or enter into other transactions. This information could include financial statements, credit reports, and other financial information. The Company may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could have a material adverse impact on the Company's business, financial condition, and results of operations.

    Funding Risks

The Company is a bank holding company and its sources of funds are limited.

The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Company is derived primarily from dividends received from the Bank. The Company's ability to receive dividends or loans from its subsidiaries is restricted. Dividend payments by the Bank to the Company in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, the Company's right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank's creditors, including depositors, which will take priority except to the extent the Company may be a creditor with a recognized claim. As of December 31, 2011, the Company's subsidiaries had deposits and other liabilities of $6.8 billion.

The Company could experience an unexpected inability to obtain needed liquidity.

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The Company seeks to ensure its funding needs are met by maintaining a level of liquidity through asset and liability management. If the Company becomes unable to obtain funds when needed, it could have a material adverse effect on the Company's business, financial condition, and results of operations.

Loss of customer deposits could increase the Company's funding costs.

The Company relies on bank deposits to be a low cost and stable source of funding. The Company competes with banks and other financial services companies for deposits. If the Company's competitors raise the rates they pay on deposits, the Company's funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding. Higher funding costs could reduce the Company's net interest margin and net interest income and could have a material adverse effect on the Company's financial condition and results of operations.

Any reduction in the Company's credit ratings could increase its financing costs.

Various rating agencies publish credit ratings for the Company's debt obligations, based on their evaluations of a number of factors, some of which relate to Company performance and some of which relate to general industry conditions. Management routinely communicates with each rating agency and anticipates the rating agencies will closely monitor the Company's performance and update their ratings from time to time during the year.

The Company cannot give any assurance that its current credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Downgrades in the Company's credit ratings may adversely affect its borrowing costs and its ability to borrow or raise capital, and may adversely affect the Company's reputation.

If the Company's debt ratings are downgraded below investment grade, the interest rate applicable to the Company's senior notes will be increased ratably depending upon each agency's rating, however, the aggregate amount of any increase shall not exceed 2.00 percentage points.

The Company's current credit ratings are as follows:

Rating Agency	Rating
Standard & Poor's Rating Group, a division of the McGraw-Hill Companies, Inc.	BBB-
Moody's Investor Services, Inc.	Baa1
Fitch, Inc.	BBB-

Regulatory requirements, future growth, or operating results may require the Company to raise additional capital, but that capital may not be available or it may be dilutive.

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. The Company may be required to raise capital if regulatory requirements change, the Company's future operating results erode capital, or the Company elects to expand through loan growth or acquisition.

The Company's ability to raise capital will depend upon conditions in the capital markets, which are outside of its control, and on the Company's financial performance. Accordingly, the Company cannot be assured of its ability to raise capital when needed or on favorable terms. If the Company cannot raise additional capital when needed, it will be subject to increased regulatory supervision and the imposition of restrictions on its growth and business. These could negatively impact the Company's ability to operate or further expand its operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on its financial condition and results of operations.

    Operational Risks

The Company and its subsidiaries are subject to changes in accounting principles, policies, or guidelines.

The Company's financial performance is impacted by accounting principles, policies, and guidelines. Some of these policies require the use of estimates and assumptions that may affect the value of the Company's assets or liabilities and financial results. Some of the Company's accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying the Company's financial statements are incorrect, it may experience material losses. See the section captioned "Critical Accounting Policies" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," located elsewhere in this report for further discussion related to the Company's critical accounting policies.

From time to time, the Financial Accounting Standards Board ("FASB") and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of the Company's external financial statements. These changes are beyond the Company's control, can be difficult to predict, and could materially impact how the Company reports its results of operations and financial condition.

Changes in these standards are continuously occurring, and given the current economic environment, more drastic changes may occur. The implementation of such changes could have a material adverse effect on the Company's financial condition and results of operations.

The Company's controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Company's loan underwriting and monitoring process, internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company may not be able to attract and retain skilled people.

The Company's success depends, in large part, on its ability to attract and retain skilled people. Competition for the best people in most activities in which the Company engages can be intense, and the Company may not be able to hire people or retain them.

The unexpected loss of services of certain of the Company's skilled personnel could have a material adverse impact on the Company's business because of their skills, knowledge of the Company's market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

Loss of key employees may disrupt relationships with certain customers.

The Company's business is primarily relationship-driven in that many of its key employees have extensive customer relationships. Loss of key employees with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While the Company believes its relationships with its key personnel are strong, it cannot guarantee that all of its key personnel will remain with the organization. Loss of such key personnel, should they enter into an employment relationship with one of the Company's competitors, could result in the loss of some of its customers, which could have a negative impact on the company's business, financial condition, and results of operations.

The Company's information systems may experience an interruption or breach in security.

The Company relies heavily on internal and outsourced digital technologies, communications, and information systems to conduct its business. As the Company's reliance on technology systems has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company's customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber incident (such as unauthorized access to the Company's systems). Cyber incidents can result from deliberate attacks or unintentional events including (i) gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruptions; (ii) causing denial-of-service attacks on websites; or (iii) intelligence gathering and social engineering aimed at obtaining information. The occurrence of operational interruption, cyber incident, or a deficiency in the cyber security of the Company's technology systems (internal or outsourced) could negatively impact the Company's financial condition or results of operations.

The Company has policies and procedures expressly designed to prevent or limit the effect of a failure, interruption, or security breach of its systems and maintains cyber security insurance. Significant interruptions to the Company's business could result in expensive remediation efforts and distraction of management. The Company has experienced certain immaterial cyber attacks or breaches (such as phishing and ATM skimming) and continues to invest in controls to prevent and mitigate further incidents. Although the Company has not experienced any material losses relating to a technology-related operational interruption or cyber attack, there can be no assurance that such failures, interruptions, or security breaches will not occur in the future or, if they do occur, that the impact will not be substantial.

The occurrence of any failures, interruptions, or security breaches of the Company's technology systems (internal or outsourced) could damage the Company's reputation, result in a loss of customer business, result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary information, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's financial condition, results of operations, or stock price. As cyber threats continue to evolve, the Company may also be required to spend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities.

The Company is dependent upon outside third parties for processing and handling of Company records and data.

The Company relies on software developed by third party vendors to process various Company transactions. In some cases, the Company has contracted with third parties to run its proprietary software on behalf of the Company. These systems include, but are not limited to, general ledger, payroll, employee benefits, wealth management record keeping, loan and deposit processing, merchant processing, and securities portfolio management. While the Company performs a review of controls instituted by the vendor over these programs in accordance with industry standards and performs its own testing of user controls, the Company must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. In addition, the Company maintains backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, the Company may incur a temporary disruption in its ability to conduct its business or process its transactions, or incur damage to its reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or breach of security may have a material adverse effect on the Company's financial condition and results of operations.

Improper and fraudulent mortgage servicing and foreclosure documentation could result in liability for losses.

The financial industry has identified circumstances of improper and fraudulent mortgage servicing and foreclosure practices and documentation, such as "robo signing," among some of the nation's largest lenders. This has resulted in lengthy legal investigations and lawsuits brought by the various state attorneys general relating to the foreclosure practices of several financial institutions and their service providers and the suspension of foreclosures of single-family homes nationwide, including the Bank's service areas. Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") also have stated that their mortgage servicers will be held liable for losses incurred by the government-sponsored enterprises as a result of flawed foreclosure processes. Further, the SEC has issued a request for information about accounting and disclosure issues related to potential risks and costs associated with mortgage and foreclosure related activities.

In February 2012, these lenders entered into a $25 billion joint state-federal agreement under which the lenders promise to send direct payments to people who were victims of foreclosure servicing abuse and adhere to certain servicing processes and procedures going forward. Homeowners that borrowed through Fannie Mae and Freddie

Mac, however, are not covered under the settlement. The Company was not a party to this litigation and is not a party to the joint settlement agreement.

The Company has a centralized foreclosure process within a single department of the Bank, including foreclosures relating to all residential, home equity, commercial, and serviced loans. As of December 31, 2011, the Bank serviced $78.5 million in loans guaranteed by Fannie Mae or Freddie Mac as part of various securitization transactions. In addition, the Company engages a loan servicer to support the administration and the resolution of certain covered assets, including single-family covered assets acquired by the Bank in FDIC-assisted transactions. Failure to comply with the applicable mortgage servicing and foreclosure requirements could have an adverse impact on the Company's reputation and results of operations.

New lines of business or new products and services may subject the Company to additional risks.

From time to time, the Company may implement new lines of business or offer new products or services within existing lines of business. There can be substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products or services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company's system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company continually encounters technological change.

The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services. In addition to better meeting customer needs, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company's future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that enhance customer convenience and that create additional efficiencies in the Company's operations. Many of the Company's competitors have greater resources to invest in technological improvements, and the Company may not effectively implement new technology-driven products and services or do so as quickly as its competitors, which could reduce its ability to effectively compete. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company's estimate of fair values for its investments may not be realizable if it were to sell these securities today.

The Company's available-for-sale securities are carried at fair value. Accounting standards require the Company to categorize these securities according to a fair value hierarchy. Less than one percent of the Company's available-for-sale securities were categorized in level 1 of the fair value hierarchy (meaning that the fair values were based on quoted market prices). Over 98% of the Company's available-for-sale securities were categorized in level 2 of the fair value hierarchy (meaning that their fair values were determined by quoted prices for similar instruments or other observable inputs). The remaining securities were categorized as level 3 (meaning that their fair values were determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment).

The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. The market disruptions in recent years made the valuation process even more difficult and subjective.

Due to the illiquidity in the secondary market for the Company's level 3 securities, the Company estimates the value of these securities using discounted cash flow analyses with the assistance of a structured credit valuation firm.

Third-party sources also use assumptions, judgments, and estimates in determining securities values, and different third parties use different methodologies or provide different prices for similar securities. In addition, the nature of the business of the third party source that is valuing the securities at any given time could impact the valuation of the securities.

Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2011, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction. Any resulting write-downs of the fair value of the Company's available-for-sale securities would reduce earnings in the period in which it is recorded and could have a material adverse effect on the Company's financial condition and results of operations.

The Company's investment in bank-owned life insurance ("BOLI") may decline in value.

The Company has bank-owned life insurance contracts with a cash surrender value ("CSV") of $206.2 million as of December 31, 2011. A majority of these contracts are separate account contracts. These contracts are supported by underlying investments whose fair values are subject to volatility in the market. The Company has limited its risk of loss in value of the securities through the use of stable value contracts that provide protection from a decline in fair value down to 80% of the CSV of the insurance policies. To the extent fair values on individual contracts fall below 80% of book value, the CSV of specific contracts may be reduced or the underlying assets transferred to short-duration investments, resulting in lower earnings. As of December 31, 2011, the fair value for all contracts exceeded 80% of book value, but turmoil in the market could result in declines that could have a material adverse effect on the Company's financial condition and results of operations.

The value of the Company's goodwill and other intangible assets may decline in the future.

As of December 31, 2011, the Company had $283.7 million of goodwill and other intangible assets. If the Company's stock price declines and remains low for an extended period of time, the Company could be required to write off all or a portion of its goodwill, which represents the value in excess of the Company's tangible book value. The Company's stock price is subject to market conditions that can be impacted by forces outside of the control of management, such as a perceived weakness in financial institutions in general, and may not be a direct result of the Company's performance. In addition, a significant decline in the Company's expected future cash flows, a significant adverse change in the business climate, or slower growth rates may necessitate taking future charges related to the impairment of the Company's goodwill and other intangible assets. A write-down of goodwill and/or other intangible assets would reduce earnings in the period in which it is recorded and could have a material adverse effect on the Company's financial condition and results of operations.

    External Risks

The Company operates in a highly competitive industry and market area.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the markets in which the Company operates. The Company also faces competition from many other types of financial institutions, including savings and loan associations, credit unions, personal loan and finance companies, retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes; further illiquidity in the credit markets; and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance, and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Many of the Company's competitors have fewer regulatory constraints and may have lower cost structures. In addition, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services than the Company can offer.

The Company's ability to compete successfully depends on a number of factors, including:

•
Developing, maintaining, and building long-term customer relationships;
•
Expanding the Company's market position;
•
Offering products and services at prices and with the features that meet customers' needs and demands;
•
Introducing new products and services;
•
Maintaining a satisfactory level of customer service; and
•
Anticipating and adjusting to changes in industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company's competitive position, which could adversely affect the Company's growth and profitability. This, in turn, could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company's business may be adversely affected by conditions in the financial markets and economic conditions generally.

The Company's financial performance generally is dependent upon the business environment in the suburban metropolitan Chicago market, the state of Illinois, and the U.S. as a whole. In particular, the current environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans as well as the value of collateral securing those loans. A favorable business environment is generally characterized by economic growth, efficient capital markets, low inflation, high business and investor confidence, strong business earnings, and other factors. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

In recent years, the suburban metropolitan Chicago market, the state of Illinois, and the U.S. as a whole experienced a downward economic cycle. Significant weakness in market conditions adversely impacted all aspects of the economy including the Company's business. In particular, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of construction loans, which resulted in significant write-downs of assets by many financial institutions. Business activity across a wide range of industries and regions was greatly reduced, and local governments and many businesses experienced serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. In addition, unemployment increased significantly during that period. The business environment was adverse for many households and businesses in the suburban metropolitan Chicago market, the state of Illinois, the U.S., and worldwide.

While economic conditions began to improve in 2011, the recent depressed business environment had an adverse effect on the Company's business. There can be no assurance that the current improvement will continue, and future economic deterioration would likely exacerbate the adverse effects of recent difficult market conditions on the Company and others in the financial institutions industry. Market stress could have a material adverse effect on the credit quality of the Company's loans, and therefore, its financial condition and results of operations as well as other potential adverse impacts including:

•
There could be an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally.
•
There could be an increase in write-downs of asset values by financial institutions, such as the Company.
•
The Company's ability to assess the creditworthiness of customers could be impaired if the models and approaches it uses to select, manage, and underwrite credits become less predictive of future performance.
•
The process the Company uses to estimate losses inherent in the Company's loan portfolio requires difficult, subjective, and complex judgments. This process includes forecasts of economic conditions and the impact of these economic conditions on borrowers' ability to repay their loans. The process could no longer be capable of accurate estimation and may, in turn, impact its reliability.
•
The Bank could be required to pay significantly higher FDIC premiums in the future if losses further deplete the DIF.
•
The Company could face increased competition due to intensified consolidation of the financial services industry. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on its ability to access capital and on the Company's business, financial condition, and results of operations.

Concerns about the European Union's sovereign debt crisis have also caused uncertainty for financial markets globally. Although the Company does not have direct exposure to European sovereign debt, these circumstances could indirectly affect the Company through general disruption in the global markets and the related effects on national and local economies, perceived weakness or market concerns about bank stocks generally, the Bank's hedging activities, customers with European businesses or assets denominated in the Euro, or companies in the Company's market with European businesses or affiliates.

Turmoil in the financial markets could result in lower fair values for the company's investment securities.

Major disruptions in the capital markets experienced in recent years have adversely affected investor demand for all classes of securities, excluding U.S. Treasury securities, and resulted in volatility in the fair values of the Company's investment securities. Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary impairment ("OTTI"), which could have a material adverse effect on the Company's financial condition and results of operations.

Municipal securities can also be impacted by the business environment of their geographic location. Although this type of security has historically experienced extremely low default rates, municipal securities are subject to systemic risk since cash flows are generally dependent upon (i) the ability of the issuing authority to levy and collect taxes or (ii) the ability of the issuer to charge for and collect payment for essential services rendered. If the issuer defaults on its payments, it may result in the recognition of OTTI or total loss, which could have a material adverse effect on the Company's financial condition and results of operations.

Managing reputational risk is important to attracting and maintaining customers, investors, and employees.

Threats to the Company's reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of the Company's customers. The Company has policies and procedures in place that seek to protect its reputation and promote ethical conduct. Nonetheless, negative publicity may arise regarding the Company's business, employees, or customers, with or without merit, and could result in the loss of customers, investors, and employees; costly litigation; a decline in revenues; and increased governmental oversight. Negative publicity could have a material adverse impact on the Company's reputation, business, financial condition, results of operations, and liquidity.

The Company may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company's credit risk may be exacerbated when the collateral held by the Company cannot be realized upon liquidation or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company's financial condition, results of operations, and liquidity.

The Company is subject to environmental liability risk associated with lending activities.

A significant portion of the Company's loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and could materially reduce the affected property's value or limit the Company's ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company's exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company's financial condition, results of operations, and liquidity.

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact the Company's business.

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on the Company's ability to conduct business. Such events could affect the stability of the Company's deposit base, impair the ability of borrowers to repay outstanding loans, reduce the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company's business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Recent and/or future U.S. credit downgrades or changes in outlook by the major credit rating agencies may have an adverse effect on financial markets, including financial institutions and the financial industry.

Despite the recent actions taken by the U.S. government to raise the U.S. debt limit and address budget deficit concerns, Standard & Poor's Rating Services ("S&P") downgraded the U.S.'s credit rating from AAA to AA+ in 2011. It is difficult to predict the effect of this action, or of any future downgrades or changes in outlook by S&P or either of the other two major credit rating agencies. However, these events could impact the trading market for U.S. government securities, including agency securities, and the securities markets more broadly, and, consequently, could impact the value and liquidity of financial assets, including assets in the Company's investment and bank-owned life insurance portfolios. These actions could also create broader financial turmoil and uncertainty, which may negatively affect the global banking system and limit the availability of funding, including borrowings under repurchase arrangements, at reasonable terms. In turn, this could have a material adverse effect on the Company's financial condition, results of operations, and liquidity.

The Company's business may be adversely affected by the impact of uncertainty about the financial stability of troubled European Union member economies.

Certain European Union member countries have fiscal obligations greater than their fiscal revenue, which has caused investor concern over such countries' ability to continue to service their debt and foster economic growth. Federal regulators are closely monitoring U.S. money market funds' exposure to commercial paper issued by European banks. Approximately one-half of all prime money market funds are invested in European bank commercial paper and those European banks are heavily invested in government bonds issued by the troubled economies of Greece, Portugal, and Spain. A default by any of those countries could have a broad negative effect on U.S. and world economies.

In addition, the European debt crisis has caused credit spreads to widen in the fixed income debt markets and liquidity to be less abundant. A weaker European economy may transcend Europe, cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of European member economies, and likewise impact U.S.-based financial institutions, the stability of the global financial markets, and the economic recovery underway in the U.S. The Company cannot predict the current or future impact this uncertainty may have on its financial condition or results of operations.

    Legal/Compliance Risks

The Company is subject to extensive government regulation and supervision.

The Company and the Bank are subject to extensive federal and state regulations and supervision. Banking regulations are primarily intended to protect depositors' funds, FDIC funds, and the banking system as a whole, not security holders. These regulations affect the Company's lending practices, capital structure, investment practices, dividend policy, and growth. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes.

Changes to statutes, regulations, or regulatory policies, including changes in the interpretation or implementation of those policies, could affect the Company in substantial and unpredictable ways and could have a material adverse effect on the Company's business, financial condition, and results of operations. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer, and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil monetary penalties, and/or damage to the Company's reputation, which could have a material adverse effect on the Company's business, financial condition, and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned "Supervision and Regulation" in Item 1, "Business," and Note 18 of "Notes to Consolidated Financial Statements" included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Rapidly implemented legislative and regulatory actions could have an unanticipated and adverse effect on the Company.

In response to the recent financial market crisis, the U.S. government, specifically the Treasury, Federal Reserve, and FDIC, working in cooperation with foreign governments and other central banks, has taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions. The rulemaking relating to these measures was accomplished on an emergency basis in order to address immediate concerns about the stability and continued existence of the global financial system. Recovery programs were rapidly proposed, adopted, and sometimes quickly abandoned in response to changing market conditions and other concerns. The speed of market developments required the government to abandon its traditional pattern and timeline of legislative and regulatory rulemaking, and issue rules on an interim basis without prior notice and comment. Rulemaking in this manner, rather than through the traditional legislative practice, does not allow for input by regulated financial institutions, such as the Company, and could lead to uncertainty in the financial markets, disruption to the Company's business, increased costs, and material adverse effects on the Company's financial condition and results of operations.

The Company's business may be adversely affected in the future by the implementation of ongoing regulations regarding banks and financial institutions under the Dodd-Frank Act.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations and, consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. See the section titled "Supervision and Regulation in Item 1" of this Form 10-K for a discussion of several significant provisions of the Dodd-Frank Act.

The Dodd-Frank Act is intended to address specific issues that contributed to the financial crisis and is heavily remedial in nature. Several provisions in the Act are applicable to larger institutions (greater than $10 billion in assets). Many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over several years, making it difficult to anticipate the overall financial impact on the Company. However, compliance with this new law and its regulations likely will result in additional operating costs that could have a material adverse effect on the Company's financial condition and results of operations.

The Company's business may be adversely affected in the future by the implementation of rules establishing standards for debit card interchange fees.

On June 29, 2011, the Federal Reserve approved final rules establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions as required by the Dodd-Frank Act. A debit card interchange fee is a fee paid by a merchant's bank to the customer's bank for the use of the debit card.

Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is 21 cents plus an amount equal to five basis points of the transaction value. In addition, under an interim final rule issued concurrently with the final rule, an additional one cent per transaction "fraud prevention adjustment" to the interchange fee is available to those issuers that comply with certain standards outlined by the Federal Reserve. The effective date for the cap on interchange fees was October 1, 2011.

Currently, the Company is exempt from the interchange fee cap under the "small issuer" exemption, which applies to any debit card issuer with total worldwide assets of less than $10 billion as of the end of the previous calendar year. In the event the Company's assets reach $10 billion or more, it will become subject to the interchange fee limitations beginning July 1 of the following year, and the fees the Company may receive for an electronic debit transaction will be capped at the statutory limit.

Although the rule applies only to larger institutions and does not currently apply to the Company, future industry responses and developments relating to this rule that are currently unknown may affect the Company's financial condition and results of operations in ways and to a degree that it cannot currently predict, including any impact on its future revenue.

The short-term and long-term impact of the new Basel III final framework on capital and liquidity ratio requirements is uncertain.

The Basel III final framework introduces a new capital measure and specifies adjustments to the instruments that comprise Tier 1 capital. In addition, the Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. For a more detailed description of this proposal, refer to the section titled "Supervision and Regulation" in Item 1, "Business" of this Form 10-K. The U.S. banking agencies have indicated informally that they expect to implement regulations in mid-2012. These new standards are subject to further rulemaking and their terms may well change before implementation. The resulting impact of Basel III on the Company's capital and liquidity ratios and compliance costs is unknown, and could negatively affect the costs and availability of capital alternatives. In addition, requirements to maintain higher levels of capital or liquid assets could adversely impact the Company's net income and return on equity.

The level of the commercial real estate loan portfolio may subject the Company to additional regulatory scrutiny.

The FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The joint guidance requires heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. The Company is currently in compliance with these regulations. If regulators determine the Company is in violation of these restrictions or has not adequately implemented risk management practices, they could impose additional regulatory restrictions against the Company, which could have a material negative impact on the Company's business, financial condition, and results of operations.

The Company and its subsidiaries are subject to examinations and challenges by taxing authorities.

In the normal course of business, the Company and its subsidiaries are routinely subjected to examinations and challenges from federal and state taxing authorities regarding tax positions taken by the Company and the determination of the amount of tax due. These examinations may relate to income, franchise, gross receipts, payroll, property, sales and use, or other tax returns filed, or not filed, by the Company. The challenges made by taxing authorities may result in adjustments to the amount of taxes due, and may result in the imposition of penalties and interest. If any such challenges are not resolved in the Company's favor, they could have a material adverse effect on the Company's financial condition, results of operations, and liquidity.

The Company and its subsidiaries are subject to changes in federal and state tax laws and changes in interpretation of existing laws.

The Company's financial performance is impacted by federal and state tax laws. Given the current economic and political environment, and ongoing budgetary pressures, the enactment of new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting income tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on the Company's financial condition, results of operations, and liquidity.

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

Each quarter, the Company assesses its deferred tax asset position, including the recoverability of this asset or the need for a valuation allowance. This assessment takes into consideration positive and negative evidence to determine whether it is more likely than not that a portion of the asset will not be realized. If the Company is not able to recognize deferred tax assets in future periods, it could have a material adverse effect on the Company's financial condition and results of operations.

The Company is subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers make claims and take legal action pertaining to the Company's performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company's performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal action are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on the Company's business, which, in turn, could have a material adverse impact on its financial condition and results of operations.

The Company is a defendant in a variety of litigation and other actions.

In August 2011, the Bank was named in a purported class action lawsuit filed in the Circuit Court of Cook County, Illinois on behalf of certain of the Bank's customers who incurred overdraft fees. The lawsuit is based on the Bank's practices pursuant to debit card transactions, and alleges, among other things, that these practices have resulted in customers being unfairly assessed overdraft fees. The lawsuit seeks an unspecified amount of damages and other relief, including restitution.

The Company believes that the complaint contains significant inaccuracies and factual misstatements and that the Bank has meritorious defenses. As a result, the Bank intends to vigorously defend itself against the allegations in the lawsuit. The Bank filed a motion to dismiss this claim in November 2011, and the plaintiff filed an amended complaint in February 2012.

Currently, there are certain other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management believes that any liabilities arising from pending legal matters would be immaterial. However, if actual results differ from management's expectations, it could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

    Risks Related to FDIC-Assisted Transactions and Other Acquisition Activity

Future acquisitions may disrupt the Company's business and dilute stockholder value.

In the past, the Company has strategically acquired banks or branches of other banks. The Company may consider future acquisitions to supplement internal growth opportunities. The Company seeks merger or acquisition partners that are culturally similar and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services. Acquiring other banks or branches involves potential risks that could have a material adverse impact on the Company's financial condition or results of operations, including:

•
Exposure to unknown or contingent liabilities of acquired banks;
•
Exposure to asset quality issues of acquired banks;
•
Disruption of the Company's business;
•
Loss of key employees and customers of acquired banks;
•
Short-term decrease in profitability;
•
Diversion of management's time and attention;
•
Issues arising during transition and integration;
•
Dilution in the ownership percentage of holdings of the Company's Common Stock;
•
Difficulty in estimating the value of the target company;
•
Payment of a premium over book and market values that may dilute the Company's tangible book value and earnings per share in the short and long-term;
•
Volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts;
•
Inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits; and
•
Changes in banking or tax laws or regulations.

From time to time, the Company may evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and therefore, some dilution of the Company's tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Company's financial condition and results of operations.

Competition for acquisition candidates is intense.

Competition for acquisitions is intense. Numerous potential acquirers compete with the Company for acquisition candidates. The Company may not be able to successfully identify and acquire suitable targets, which could slow the Company's growth rate and have a material adverse effect on its ability to compete in its markets.

The Company has engaged in FDIC-assisted transactions and may engage in future FDIC-assisted transactions, which could present additional risks to its business.

In the current economic environment, the Company may be presented with opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. These acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks, such as sharing in exposure to credit losses and providing indemnification against certain liabilities of the failed institution. However, because these acquisitions involve failing banks and are structured in a manner that do not allow the Company the time normally associated with preparing for and evaluating an acquisition (including preparing for integration of an acquired institution), the Company may face additional risks if it engages in FDIC-assisted transactions. The assets the Company would acquire would be more troubled than in a typical acquisition. The deposits the Company would assume would generally be higher priced than in a typical acquisition and, therefore, subject to higher attrition. Integration could be more difficult in this type of acquisition than in a typical acquisition since key staff would have departed. Any inability to overcome these risks could have an adverse effect on the Company's ability to achieve its business strategy and maintain its market value and profitability.

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

Furthermore, assuming the Company is allowed to and chooses to participate in FDIC-assisted transactions, the Company may face competition from other financial institutions. To the extent that our competitors are selected to participate in FDIC-assisted transactions, our ability to identify and attract acquisition candidates and/or make acquisitions on favorable terms may be adversely affected.

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

The FDIC Agreements have specific and detailed compliance, servicing, notification, and reporting requirements. The Company has engaged a third party loan servicing vendor to administer a portion of the assets subject to the FDIC Agreements, and may engage this or another vendor to provide similar services in the future if the Company engages in future FDIC-assisted transactions. As a result, the Company is, and may increasingly become, dependent upon this vendor to provide key services to the Bank. While the Company carefully selected this vendor, the Company may not control the vendor's actions. Any failure by the vendor to comply with the terms of any loss share arrangement the Bank has with the FDIC, or to properly service the loans and OREO covered by any loss share arrangement, may cause individual loans or large pools of loans to lose eligibility for reimbursement to the Bank from the FDIC. This could result in material losses that are currently not anticipated and could adversely affect the Company's business or financial condition.

Furthermore, in the event the Bank engages in additional FDIC-assisted transactions with loss share arrangements, the Company's dependence on this vendor could increase. The services provided by this vendor are unique and not provided by many vendors either locally or nationwide. As a result, the Company's ability to replace this vendor could entail significant delay, expense, and risk to the Company, its business operations, and financial condition.

The Company may not realize all of the expected benefits of its FDIC-assisted transactions.

The Company performs a valuation of loans and OREO acquired in FDIC-assisted transactions. Although management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans associated with these transactions, its estimates of the fair value of assets acquired could be inaccurate. Valuing these assets using inaccurate assumptions could materially and adversely affect the Company's business, financial condition, results of operations, and future prospects.

In FDIC-assisted transactions that include loss-share agreements, the Company records an FDIC indemnification asset that reflects its estimate of the timing and amount of future losses that are anticipated to occur. In determining the size of the FDIC indemnification asset, the Company analyzes the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, local economic conditions, and other pertinent information. Changes in the Company's estimate of the timing of those losses, specifically if those losses are to occur beyond the applicable loss-share periods, may result in impairments of the FDIC indemnification asset, which would have a material adverse effect on the Company's financial condition and results of operations. If the assumptions related to the timing or amount of expected losses are incorrect, there could be a negative impact on the Company's operating results. Increases in the amount of future losses in response to different economic conditions or adverse developments in the acquired loan portfolio may result in increased charge-offs, which would also negatively impact the Company's financial condition and results of operations.

Risks Associated with the Company's Common Stock

An investment in the Company's Common Stock is not an insured deposit.

The Company's Common Stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in the Company's Common Stock is inherently risky for the reasons described in this "Risk Factors" section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any public company. As a result, if you acquire the Company's Common Stock, you could lose some or all of your investment.

The Company's stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your Common Stock when you want and at prices you find attractive. The Company's Common Stock price can fluctuate significantly in response to a variety of factors including:

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

General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause the Company's stock price to decrease regardless of operating results.

The trading volume in the Company's Common Stock is less than that of other larger financial services institutions.

Although the Company's Common Stock is listed for trading on the Nasdaq Stock Market Exchange, the trading volume in its Common Stock may be less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company's Common Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. During any period of lower trading volume of the Company's Common Stock, significant sales of shares of the Company's Common Stock, or the expectation of these sales could cause the Company's Common Stock price to fall.

The Company's Restated Certificate of Incorporation, Amended and Restated By-laws, and Amended and Restated Rights Agreement, as well as certain banking laws, may have an anti-takeover effect.

Provisions of the Company's Restated Certificate of Incorporation and Amended and Restated By-laws, federal banking laws, including regulatory approval requirements, and the Company's Amended and Restated Rights Plan could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial by the Company's stockholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company's Common Stock.

The Company may issue additional securities, which could dilute the ownership percentage of holders of the Company's Common Stock.

The Company may issue additional securities to raise additional capital or finance acquisitions or upon the exercise or conversion of outstanding options, and, if it does, the ownership percentage of holders of the Company's Common Stock could be diluted potentially materially.

The Company has not established a minimum dividend payment level, and it cannot ensure its ability to pay dividends in the future.

On March 16, 2009, the Board of Directors of First Midwest Bancorp, Inc. ("the Board") announced a reduction in the Company's quarterly Common Stock dividend from $0.225 per share to $0.01 per share. While the Company considers future capital strategies, including an increase in quarterly dividends, any increase will be subject to regulatory review. The Company has not established a minimum dividend payment level, and the amount of its dividend may fluctuate. All dividends will be made at the discretion of the Board and will depend upon the Company's earnings, financial condition, and such other factors as the Board may deem relevant from time to time. The Board may, at its discretion, further reduce or eliminate dividends or change its dividend policy in the future.

In addition, the Federal Reserve has issued Federal Reserve Supervision and Regulation Letter SR-09-4, which requires bank holding companies to inform and consult with Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. Under this regulation, if the Company experiences losses in a series of consecutive quarters, it may be required to inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends. In this event, there can be no assurance that the Company's regulators will approve the payment of such dividends.

Offerings of debt, which would be senior to the Company's Common Stock upon liquidation, and/or preferred equity securities, which may be senior to the Company's Common Stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of the Company's Common Stock.

The Company may attempt to increase the Company's capital or raise additional capital by making additional offerings of debt or preferred equity securities, including trust-preferred securities, senior or subordinated notes, and preferred stock. Upon liquidation, holders of the Company's debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of the Company's available assets prior to the holders of the Company's Common Stock. Additional equity offerings may dilute the holdings of the Company's existing stockholders or reduce the market price of the Company's Common Stock, or both. Holders of the Company's Common Stock are not entitled to preemptive rights or other protections against dilution.

The Board is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the Company's stockholders. The Board also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over the Company's Common Stock with respect to dividends or upon the Company's dissolution, winding-up, liquidation, and other terms. If the Company issues preferred stock in the future that has a preference over the Company's Common Stock with respect to the payment of dividends or upon liquidation, or if the Company issues preferred stock with voting rights that dilute the voting power of the Company's Common Stock, the rights of holders of the Company's Common Stock or the market price of the Company's Common Stock could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company does not have any unresolved comments pending with the SEC staff.

ITEM 2. PROPERTIES

The executive offices of the Company, the Bank, and certain subsidiary operational facilities are located in a 16-story office building in Itasca, Illinois, which is leased from an unaffiliated third party. The Company occupies a total of 102 facilities as presented in the following table.

December 31, 2011
Bank offices:
Executive office in Itasca, Illinois	1
Bank branches	98
Operational facility in Joliet, Illinois	1
Dedicated lending office in Champaign, Illinois	1
Dedicated commercial banking office in Chicago, Illinois	1

Total bank offices	102

Bank offices owned and not subject to any material liens	79
Leased bank offices	23

Total bank offices	102

Total ATMs	132

The banking offices are largely located in various communities throughout northern Illinois and northwestern Indiana, primarily the Chicago metropolitan suburban area. The Company also has banking offices in central and western Illinois and eastern Iowa. At certain Bank locations, excess space is leased to third parties. Most of the ATMs are housed at banking locations, and some of them are independently located. In addition, the Company owns other real property that, when considered individually or in the aggregate, is not material to the Company's financial position.

The Company believes its facilities in the aggregate are suitable and adequate to operate its banking business. Additional information with respect to premises and equipment is presented in Note 7 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

The nature of the business of the Bank and the Company's other subsidiaries ordinarily results in a certain amount of claims, litigation, investigations, and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. In managing such matters, management considers the merits and feasibility of all options and strategies available to the Company, including litigation prosecution, arbitration, insurance coverage, and settlement. Generally, if the Company determines it has meritorious defenses to a matter, it vigorously defends itself.

In August 2011, the Bank was named in a purported class action lawsuit filed in the Circuit Court of Cook County, Illinois on behalf of certain of the Bank's customers who incurred overdraft fees. The lawsuit is based on the Bank's practices pursuant to debit card transactions, and alleges, among other things, that these practices have resulted in customers being unfairly assessed overdraft fees. The lawsuit seeks an unspecified amount of damages and other relief, including restitution.

The Company believes that the complaint contains significant inaccuracies and factual misstatements and that the Bank has meritorious defenses. As a result, the Bank intends to vigorously defend itself against the allegations in the lawsuit. The Bank filed a motion to dismiss this claim in November 2011, and the plaintiff filed an amended complaint in February 2012.

Currently, there are certain other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company's management believes that any liabilities arising from pending legal matters are not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is traded under the symbol "FMBI" in the Nasdaq Global Select market tier of the Nasdaq Stock Market. As of December 31, 2011, there were 2,135 stockholders, a number that does not include beneficial owners who hold shares in "street name" or shareholders from previously acquired companies that have not exchanged their stock.

	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of Common Stock
High	$10.31	$12.72	$13.48	$13.07	$13.13	$13.43	$17.95	$14.43
Low	$6.89	$7.22	$11.05	$10.79	$9.26	$10.72	$12.10	$10.37
Quarter-end	$10.13	$7.32	$12.29	$11.79	$11.52	$11.53	$12.16	$13.55
Cash dividends declared per common share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Dividend yield at quarter-end (1)	0.39%	0.55%	0.33%	0.34%	0.35%	0.35%	0.33%	0.30%
Book value per common share at quarter-end	$12.93	$12.88	$12.74	$12.49	$12.40	$13.06	$13.00	$12.84
  (1)
  Ratios are presented on an annualized basis.

Payment of future dividends is within the discretion of the Board and will depend on earnings, capital requirements, the operating and financial condition of the Company, and other factors the Board deems relevant from time to time. The Board makes the dividend determination on a quarterly basis. A further discussion of the Company's philosophy regarding the payment of dividends is included in the "Management of Capital" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

A discussion regarding the regulatory restrictions applicable to the Bank's ability to pay dividends to the Company is included in the "Supervision and Regulation – Dividends" and "Risk Factors – Risks Associated with the Company's Common Stock" sections under Items 1 and 1A of this Form 10-K.

For a description of the securities authorized for issuance under equity compensation plans, please refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," of this Form 10-K.

Stock Performance Graph

The graph below illustrates the cumulative total return (defined as stock price appreciation or depreciation and dividends) to stockholders from the Company's Common Stock against a broad-market total return equity index (the Standard & Poor's 500 Stock Index (the "S&P 500")) and a published industry total return equity index (the Standard & Poor's SmallCap 600 Banks Index ("S&P SmallCap 600 Banks")) over a five year period.

Comparison of Five-Year Cumulative Total Return Among
First Midwest, the S&P 500, and the S&P SmallCap 600 Banks(1)

	2006	2007	2008	2009	2010	2011
First Midwest	$100.00	$81.92	$56.17	$30.77	$32.66	$28.84
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
S&P SmallCap 600 Banks	100.00	76.87	77.83	53.46	63.38	62.32
  (1)
  Assumes $100 invested on December 31, 2006 in the Company's Common Stock, the S&P 500, and the S&P SmallCap 600 Banks with the reinvestment of all related dividends.

To the extent this Form 10-K is incorporated by reference into any other filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, the foregoing "Stock Performance Graph" will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

The following table summarizes the Company's monthly Common Stock purchases during fourth quarter 2011. The Board approved a stock repurchase program on November 27, 2007. Up to 2.5 million shares of the Company's Common Stock may be repurchased, and the total remaining authorization under the program was 2,494,747 shares as of December 31, 2011. The repurchase program has no set expiration or termination date.

Issuer Purchases of Equity Securities
(Number of shares in thousands)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
October 1 – October 31, 2011	-	$-	-	2,494,747
November 1 – November 30, 2011	-	-	-	2,494,747
December 1 – December 31, 2011	14,053	9.91	-	2,494,747

Total	14,053	$9.91	-

  (1)
  Consists of shares acquired pursuant to the Company's share-based compensation plans and not the Company's repurchase program approved by its Board on November 27, 2007. Under the terms of these plans, the Company accepts shares of Common Stock from option holders if they elect to surrender previously owned shares upon exercise to cover the exercise price of the stock options or, in the case of restricted shares of Common Stock, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares.

The table above does not include the fourth quarter 2011 redemption of 193,000 Preferred Shares at $1,000 per share. For further details regarding the redemption of the Preferred Shares and the Company's stock repurchase programs, refer to the section titled "Management of Capital" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

 ITEM 6. SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for each of the five years in the period ended December 31, 2011 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K. A more detailed discussion and analysis of the factors affecting the Company's financial condition and operating results is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

	Years ended December 31,
	2011	2010	2009	2008	2007
Operating Results (Amounts in thousands, except per share data)
Net income (loss)	$36,563	$(9,684)	$(25,750)	$49,336	$80,159
Net income (loss) applicable to common shares	25,437	(19,717)	(35,551)	48,482	80,094
Per Common Share Data
Basic earnings (loss) per common share	$0.35	$(0.27)	$(0.71)	$1.00	$1.62
Diluted earnings (loss) per common share	0.35	(0.27)	(0.71)	1.00	1.62
Common dividends declared	0.040	0.040	0.040	1.155	1.195
Book value at year end	12.93	12.40	13.66	14.72	14.94
Market price at year end	10.13	11.52	10.89	19.97	30.60
Performance Ratios
Return on average common equity	2.69%	(2.06% )	(4.84% )	6.46%	10.68%
Return on average assets	0.45%	(0.12% )	(0.32% )	0.60%	0.99%
Net interest margin — tax-equivalent	4.04%	4.13%	3.72%	3.61%	3.58%
Dividend payout ratio	11.43%	(14.81% )	(5.63% )	115.50%	73.77%
Average equity to average assets ratio	13.72%	14.31%	11.50%	9.30%	9.27%

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Highlights (Amounts in thousands)
Total assets	$7,973,594	$8,138,302	$7,710,672	$8,528,341	$8,091,518
Total loans, excluding covered loans	5,088,113	5,100,560	5,203,246	5,360,063	4,963,672
Total loans, including covered loans	5,348,615	5,472,289	5,349,565	5,360,063	4,963,672
Deposits	6,479,175	6,511,476	5,885,279	5,585,754	5,778,861
Senior and subordinated debt	252,153	137,744	137,735	232,409	230,082
Long-term portion of Federal Home Loan Bank advances	75,000	112,500	147,418	736	136,064
Stockholders' equity	962,587	1,112,045	941,521	908,279	723,975
Financial Ratios
Allowance for credit losses as a percent of loans, excluding covered loans	2.40%	2.84%	2.78%	1.75%	1.25%
Total capital to risk-weighted assets	13.68%	16.27%	13.94%	14.36%	11.58%
Tier 1 capital to risk-weighted assets	11.61%	14.20%	11.88%	11.60%	9.03%
Tier 1 leverage to average assets	9.28%	11.21%	10.18%	9.41%	7.46%
Tangible common equity to tangible assets	8.83%	8.06%	6.29%	5.23%	5.58%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the years 2009 through 2011 and Consolidated Statements of Financial Condition as of December 31, 2010 and 2011. When we use the terms "First Midwest," the "Company," "we," "us," and "our," we mean First Midwest Bancorp, Inc., a Delaware corporation, and its consolidated subsidiaries. When we use the term "Bank," we are referring to our wholly owned banking subsidiary, First Midwest Bank. For your reference, a glossary of certain terms is presented on pages 3 and 4 of this Form 10-K. The discussion is designed to provide stockholders with a comprehensive review of our operating results and financial condition and should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

Our results of operations are affected by various factors, many of which are beyond our control, including interest rates, general economic conditions (nationally and in our service areas), legislative changes, and changes in real estate and securities markets. Our management evaluates performance using a variety of quantitative metrics, which include:

•
Pre-Tax Pre-Provision Operating Earnings – Pre-tax pre-provision operating earnings (which reflect our operating performance before the effects of credit-related charges and other unusual, infrequent, or non-recurring revenues and expenses) is a non-GAAP financial measure, which we believe is useful because it helps investors to assess the Company's operating performance. A reconciliation of pre-tax, pre-provision operating earnings to GAAP can be found in Table 1.
•
Net Interest Income – Net interest income is our primary source of revenue. Net interest income equals the difference between interest income and fees earned on interest-earning assets (such as loans and securities) and interest expense incurred on interest-bearing liabilities (such as deposits and borrowed funds).
•
Net Interest Margin – Net interest margin equals net interest income divided by total interest-earning assets.
•
Noninterest Income – Noninterest income is the income we earn from fee-based revenues (such as service charges on deposit accounts and wealth management fees), BOLI and other income, and non-operating revenues (such as securities gains and losses).
•
Asset Quality – Asset quality is an estimation of the quality of our loan portfolio, including an assessment of the credit risk related to existing and potential loss exposure, and incorporates an evaluation of a variety of factors, such as non-performing loans to total loans.
•
Regulatory Capital – Our regulatory capital is classified in one of the following two tiers: (i) Tier 1 capital consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, and qualifying trust-preferred securities, less goodwill and most intangible assets, and (ii) Tier 2 capital includes qualifying subordinated debt and the allowance for credit losses, subject to limitations.

A condensed review of operations for the fourth quarter of 2011 is included in the section titled "Fourth Quarter 2011 vs. 2010" of this Item 7. The summary provides an analysis of the quarterly earnings performance for the fourth quarter of 2011 compared to the same period in 2010.

Unless otherwise stated, all earnings per common share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis.

PERFORMANCE OVERVIEW

Table 1
Selected Financial Data
(Dollar amounts in thousands, except per share data)

	Years ended December 31,			% Change
	2011	2010	2009	2011-2010	2010-2009
Operating Results
Interest income	$321,511	$328,867	$341,751	(2.2)	(3.8)
Interest expense	(39,891)	(49,518)	(90,219)	(19.4)	(45.1)

Net interest income	281,620	279,349	251,532	0.8	11.1
Fee-based revenues	94,182	86,762	85,168	8.6	1.9
Other noninterest income	4,269	5,270	7,395	(19.0)	(28.7)
Noninterest expense, excluding losses realized on OREO, integration costs associated with FDIC-assisted transactions, severance-related costs, and an FDIC special assessment (1)	(250,218)	(234,975)	(212,734)	6.5	10.5

Pre-tax, pre-provision operating earnings (2)	129,853	136,406	131,361	(4.8)	3.8
Provision for loan losses	(80,582)	(147,349)	(215,672)	(45.3)	(31.7)
Gains on securities sales, net	3,346	17,133	26,726	(80.5)	(35.9)
Securities impairment losses	(936)	(4,917)	(24,616)	(81.0)	(80.0)
Gains on FDIC-assisted transactions	-	4,303	13,071	-	(67.1)
Gains on early extinguishment of debt	-	-	15,258	-	(100.0)
Gain on acquisition of deposits	1,076	-	-	100.0	-
Write-downs of OREO (1)	(3,785)	(23,367)	(12,584)	(83.8)	85.7
Losses on sales of OREO, net (1)	(5,901)	(17,113)	(5,970)	(65.5)	186.6
Integration costs associated with FDIC-assisted transactions (1)	-	(3,324)	-	(100.0)	100.0
Severance-related costs (1)	(2,000)	-	-	100.0	-
FDIC special deposit insurance assessment (1)	-	-	(3,500)	-	(100.0)

Income (loss) before income tax (expense) benefit	41,071	(38,228)	(75,926)	207.4	49.7
Income tax (expense) benefit	(4,508)	28,544	50,176	(115.8)	(43.1)

Net income (loss)	36,563	(9,684)	(25,750)	477.6	62.4
Preferred dividends and accretion on preferred stock	(10,776)	(10,299)	(10,265)	4.6	0.3
Net (income) loss applicable to non-vested restricted shares	(350)	266	464	(231.6)	(42.7)

Net income (loss) applicable to common shares	$25,437	$(19,717)	$(35,551)	229.0	44.5

Diluted earnings (loss) per common share	$0.35	$(0.27)	$(0.71)	229.6	62.0
Performance Ratios
Return on average common equity	2.69%	(2.06% )	(4.84% )
Return on average assets	0.45%	(0.12% )	(0.32% )
Net interest margin – tax equivalent	4.04%	4.13%	3.72%
Efficiency ratio	62.12%	58.84%	57.86%
  (1)
  For further discussion of losses realized on OREO, integration costs associated with FDIC-assisted transactions, severance-related costs, and an FDIC special assessment, see the section titled "Noninterest Expense" of this Item 7.

  (2)
  The Company's accounting and reporting policies conform to U.S. generally accepted accounting principles ("GAAP") and general practice within the banking industry. As a supplement to GAAP, the Company has provided this non-GAAP performance result. The Company believes that this non-GAAP financial measure is useful because it helps investors to assess the Company's operating performance. Although this non-GAAP financial measure is intended to enhance investors' understanding of the Company's business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP.

	December 31, 2011	December 31, 2010	Dollar Change	% Change
Balance Sheet Highlights
Total assets	$7,973,594	$8,138,302	$(164,708)	(2.0)
Total loans, excluding covered loans	5,088,113	5,100,560	(12,447)	(0.2)
Total loans, including covered loans	5,348,615	5,472,289	(123,674)	(2.3)
Total deposits	6,479,175	6,511,476	(32,301)	(0.5)
Transactional deposits	4,820,058	4,519,492	300,566	6.7
Loans, excluding covered loans, to deposits ratio	78.5%	78.3%
Transactional deposits to total deposits	74.4%	69.4%
Asset Quality Highlights (1)
Non-accrual loans	$187,325	$211,782	$(24,457)	(11.5)
90 days or more past due loans (still accruing interest)	9,227	4,244	4,983	117.4

Total non-performing loans	196,552	216,026	(19,474)	(9.0)
Troubled debt restructurings ("TDRs") (still accruing interest)	17,864	22,371	(4,507)	(20.1)
Other real estate owned	33,975	31,069	2,906	9.4

Total non-performing assets	$248,391	$269,466	$(21,075)	(7.8)

30-89 days past due loans	$27,495	$23,646	$3,849	16.3
Allowance for credit losses	121,962	145,072	(23,110)	(15.9)
Allowance for credit losses as a percent of loans	2.40%	2.84%
  (1)
  Excludes covered loans and covered OREO. For a discussion of covered loans and covered OREO, refer to Note 5 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K. Asset quality, including covered loans and covered OREO, is included in the section titled "Loan Portfolio and Credit Quality" of this Item 7.

In a challenged business environment, consistent sales focus helped us to hold loan balances steady as we significantly reduced our exposure to troubled real estate lending categories. Our overall credit metrics significantly improved from 2010 as we reduced potential problem credits by almost 30% during this period. At the same time, transactional deposit growth helped our margins remain over 4% and our fee-based revenues expand. Our net interest margin performance in 2012 will depend, to a large extent, on our ability to redeploy excess cash from lower-yielding, shorter-term investments to higher-yielding loans, as well as maintain transactional deposits.

Over the course of 2011, we significantly invested in our businesses, aligned our sales resources to areas of growth and opportunity, and continued to implement operating efficiencies that will help prepare us to benefit from an improving credit environment and economy. These actions, coupled with the redemption of the Preferred Shares in the fourth quarter of 2011, better position us to pursue opportunities for growth.

Performance Overview for 2011 Compared with 2010

Net income for 2011 was $36.6 million, before adjustments for preferred dividends and accretion and non-vested restricted shares, and $25.4 million, or $0.35 per share, applicable to common shareholders after such adjustments. This compares to a net loss of $9.7 million and a net loss applicable to common shareholders of $19.7 million, or $0.27 per share, for 2010. Net income for 2011 improved by $46.2 million from 2010, reflecting the steady advancement of our strategic priorities as we benefited from continued, solid earnings and substantially lower credit costs.

Pre-tax, pre-provision operating earnings of $129.9 million for 2011 were down $6.6 million, or 4.8%, compared to 2010 primarily as a result of a $15.2 million, or 6.5%, increase in noninterest expense, excluding losses on sales and write-downs of OREO, integration costs, and severance-related costs. This was partially offset by a $7.4 million increase in fee-based revenues with such increase spread across all categories.

Tax-equivalent net interest margin for 2011 was 4.04%, a decline of 9 basis points from 4.13% in 2010. The reduction in margin resulted from a 23 basis point decrease in the average yield on interest-earning assets, largely due to the cumulative effect of prior year securities sales and a lower yield on securities as cash flows from securities paydowns and maturities repriced at lower interest rates. While loans also repriced at lower rates in 2011, the reduction was more than offset by an increase in the yield on covered loans. This effect was partially offset by a 16 basis point drop in the average rate paid for interest-bearing liabilities, driven by a 14 basis point decline in the average rate paid for time deposits and a 16 basis point reduction in the aggregate rate paid on interest-bearing transaction accounts. As of December 31, 2011, our loan-to-deposit ratio was 78.5%, with 74.4% of our customer deposits consisting of demand, NOW, money market, and savings transactional accounts.

The rise in noninterest expense was a result of higher loan remediation costs; increased salaries related to the expansion of commercial, retail, and wealth management sales staff; and a $1.3 million correction of a 2010 actuarial pension expense calculation related to the valuation of future early retirement benefits recorded in fourth quarter 2011. A discussion of net interest income and noninterest income and expense is presented in the following section titled "Earnings Performance" of this Item 7.

In December 2011, we completed the purchase of certain Chicago-market deposits from Old National Bank of Evansville, Indiana ("Old National") and recorded a gain of $1.1 million. The transaction included $106.7 million in deposits (comprised of $70.6 million in transactional deposits and $36.1 million in time deposits) and one banking facility.

As of December 31, 2011, our securities portfolio totaled $1.1 billion, decreasing 5.8% from December 31, 2010, following a 15.6% decrease from December 31, 2009. Our securities portfolio declined over the past three years as we took advantage of opportunities in the market to sell securities at a gain given the low interest rate environment. For a detailed discussion of our securities portfolio, refer to the section titled "Investment Portfolio Management" of this Item 7.

Total loans, including covered loans, of $5.3 billion as of December 30, 2011 declined $123.7 million, or 2.3%, from $5.5 billion as of December 31, 2010. The natural decline in covered loan balances accounted for the majority of this reduction.

Total loans, excluding covered loans, as of December 31, 2011 were stable compared to December 31, 2010. The office, retail, and industrial and other commercial real estate portfolios exhibited 6.2% growth during this period, substantially in the form of owner-occupied business relationships. Offsetting this progress, we continued to reduce our exposure to more troubled construction and multi-family real estate categories during 2011.

Non-performing assets, excluding covered loans and covered OREO, were $248.4 million at December 31, 2011, decreasing $21.1 million, or 7.8%, from December 31, 2010. The reduction was substantially due to management's remediation activities, dispositions, charge-offs, and the return of accruing TDRs to performing status, partially offset by loans downgraded to non-accrual status. For a detailed discussion of non-performing assets, refer to the section titled "Loan Portfolio and Credit Quality" of this Item 7.

Total average funding sources for 2011 increased $152.4 million, or 2.2%, from 2010 resulting from a $433.0 million, or 10.0%, increase in average transactional deposits and a $12.5 million, or 9.1%, increase in senior and subordinated debt. These increases were partially offset by declines in higher-costing time deposits of $199.6 million, or 10.0%, and borrowed funds of $93.5 million, or 26.0%. The rise in demand deposits and drop in time deposits resulted in a more favorable product mix. For a discussion of our funding sources, see the section titled "Funding and Liquidity Management" of this Item 7.

In fourth quarter 2011, we redeemed all of the $193.0 million of Preferred Shares issued to the Treasury, resulting in the recognition of $1.5 million in accelerated accretion. We funded the redemption through a combination of existing liquid assets and proceeds from a $115.0 million senior debt offering. The notes, which have an interest rate of 5.875%, payable semi-annually, will mature in November 2016. In a related transaction, we redeemed the Treasury's associated Warrant. We paid $900,000 to the Treasury to redeem the Warrant, which concluded our participation in the CPP. For a discussion of our capital position, see the section titled "Management of Capital" of this Item 7.

Performance Overview for 2010 Compared with 2009

Net loss in 2010 was $9.7 million, before adjustment for preferred dividends and non-vested restricted shares, with a $19.7 million loss, or $0.27 per share, applicable to common shareholders after such adjustments. This compares to a net loss of $25.8 million, before adjustment for preferred dividends and non-vested restricted shares and net loss applicable to common shareholders of $35.6 million, or $0.71 per share, for 2009. The year-over-year improvement was largely due to higher net interest income and fee-based revenues and lower provision for loan losses, which more than offset higher noninterest expense, including losses recognized on the sale and write-down of OREO.

Pre-tax, pre-provision operating earnings for 2010 were $136.4 million, an increase of 3.8% from 2009. The increase over 2009 was primarily driven by higher average interest-earning assets, improved net interest margins, and greater fee-based revenues, which offset higher costs related to FDIC-assisted transactions and loan remediation activities.

Our 2010 tax-equivalent net interest income increased $24.5 million compared to 2009. Interest expense declined $40.7 million, reflecting both a decline in total interest-bearing liabilities and the rates paid for those liabilities. Tax-equivalent interest income declined $16.2 million compared to 2009 due to a 14 basis point decline in tax-equivalent yield. The net result of these changes was an increase in tax-equivalent net interest income.

Fee-based revenues of $86.8 million for 2010 grew by 1.9% compared to 2009. Service charge fees declined primarily from lower overdraft and non-sufficient fund fees. However, this decline was more than offset by increases in other service charges, commissions, and fees (primarily merchant fee income), card-based fees, and wealth management fees.

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

In 2010, we sold $390.2 million in collateralized mortgage obligations ("CMOs"), other mortgage-backed securities, municipal securities, and corporate bonds for a gain of $17.1 million. Net securities gains were $12.2 million for 2010 and were net of other-than-temporary impairment charges of $4.9 million. Impairment charges were primarily related to our collateralized debt obligations ("CDOs").

Outstanding loans, excluding covered loans, of $5.1 billion as of December 31, 2010 declined $102.7 million, or 2.0%, from December 31, 2009 as we charged-off $147.1 million in loans in 2010. Growth of 1.9% in commercial and industrial loans, 4.8% in multi-family loans, and 7.2% in other commercial real estate lending more than offset a 37.8% decline in the commercial and residential construction loan portfolios.

Excluding covered loans and covered OREO, non-performing assets as of December 31, 2010 were $269.5 million, down $66.5 million, or 19.8%, compared to December 31, 2009. Non-performing loans, excluding covered loans, represented 4.24% of total loans at December 31, 2010, compared to 4.77% at December 31, 2009. Loans 30-89 days delinquent totaled $23.6 million at December 31, 2010 down $14.3 million from December 31, 2009. The improvement in asset quality was substantially driven by loan charge-offs, OREO write-downs, and disposals of non-performing assets, partly offset by loans downgraded to non-accrual status.

In fourth quarter 2010, the lagging market recovery for real estate in the suburban Chicago market warranted a reassessment of the existing disposition strategies for certain non-performing assets and a shift to more aggressively pursue remediation. In selecting non-performing assets for disposition strategy reassessment, we specifically targeted construction-related loans and OREO that we believed were subject to longer estimated recovery periods and a higher likelihood of further declines in value due to their geographic locations. Our determinations of the underlying collateral values were based on current offers. If offers were not available, we relied upon current offers for similar properties located in similar geographic areas. As a result, we wrote down selected non-performing construction loans and OREO to better reflect expected proceeds from disposition and recorded additional fourth quarter loan charge-offs and OREO write-downs of $47.7 million.

We completed three FDIC-assisted transactions in 2009 and 2010. For a discussion of these transactions, refer to Note 5 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Average core transactional deposits for 2010 were $4.3 billion, an increase of $587.2 million, or 15.7%, from 2009. Contributing to this increase was approximately $325 million in core transactional deposits acquired through FDIC-assisted transactions.

During 2010, we improved the quality of our capital composition through the issuance of Common Stock, resulting in a $196.0 million increase in stockholders' equity, net of underwriting discount and related expenses.

EARNINGS PERFORMANCE

Net Interest Income

Net interest income is our primary source of revenue. Net interest income equals the difference between interest income and fees earned on interest-earning assets (such as loans and securities) and interest expense incurred on interest-bearing liabilities (such as deposits and borrowed funds). The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin represents net interest income as a percentage of total average interest-earning assets. The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are presented in Note 1 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Our accounting and reporting policies conform to U.S. generally accepted accounting principles ("GAAP") and general practice within the banking industry. For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those on taxable interest-earning assets. Although we believe that these non-GAAP financial measures enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The effect of such adjustment is at the bottom of Table 2.

Table 2 summarizes our average interest-earning assets and interest-bearing liabilities for the years ended December 31, 2011, 2010, and 2009, the related interest income and interest expense for each earning asset category and funding source, and the average interest rates earned and paid. Table 3 details changes in interest income and expense from prior years and analyzes the extent to which any changes are attributable to volume and rate changes.

Table 2
Net Interest Income and Margin Analysis
(Dollar amounts in thousands)

	2011			2010			2009
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets:
Federal funds sold and other short-term investments	$624,663	$1,546	0.25	$368,172	$933	0.25	$90,531	$199	0.22
Securities:
Trading - taxable	15,321	168	1.10	13,851	181	1.51	12,270	227	1.85
Investment securities - taxable	561,799	14,115	2.51	538,208	22,116	4.11	899,368	42,392	4.71
Investment securities - nontaxable (1)	548,820	34,694	6.52	668,828	42,506	6.56	847,844	53,339	6.29

Total securities	1,125,940	48,977	4.55	1,220,887	64,803	5.51	1,759,482	95,958	5.45

FHLB and Federal Reserve Bank stock	59,352	1,369	2.51	60,249	1,349	2.24	55,081	1,199	2.18
Loans, excluding covered loans (1)(2)	5,101,621	254,533	4.99	5,191,154	260,809	5.02	5,348,979	262,634	4.91
Covered loans (3)	398,559	28,904	7.25	323,595	17,285	5.54	28,049	1,419	5.06

Total loans	5,500,180	283,437	5.15	5,514,749	278,094	5.04	5,377,028	264,053	4.91

Total interest-earning assets (1)(2)	7,310,135	335,329	4.59	7,164,057	345,179	4.82	7,282,122	361,409	4.96

Cash and due from banks	119,709			125,273			119,469
Allowance for credit losses	(143,314)			(154,634)			(127,037)
Other assets	873,376			889,958			789,555

Total assets	$8,159,906			$8,024,654			$8,064,109

Liabilities and Stockholders' Equity:
Savings deposits	$934,937	1,615	0.17	$815,371	2,295	0.28	$751,386	3,024	0.40
NOW accounts	1,091,184	1,130	0.10	1,082,774	1,895	0.18	984,529	3,102	0.52
Money market deposits	1,230,090	2,891	0.24	1,199,362	6,019	0.50	937,766	9,213	0.98

Total interest-bearing transactional deposits	3,256,211	5,636	0.17	3,097,507	10,209	0.53	2,673,681	15,339	0.57
Time deposits	1,792,009	21,620	1.21	1,991,637	26,918	1.55	2,001,207	48,838	2.44

Total interest-bearing deposits	5,048,220	27,256	0.54	5,089,144	37,127	0.73	4,674,888	64,177	1.57
Borrowed funds	265,702	2,743	1.03	359,174	3,267	0.91	1,118,792	12,569	1.12
Senior and subordinated debt	150,285	9,892	6.58	137,739	9,124	6.52	208,621	13,473	6.46

Total interest-bearing liabilities	5,464,207	39,891	0.73	5,586,057	49,518	0.89	6,002,301	90,219	1.50

Demand deposits	1,498,900			1,224,629			1,061,208
Other liabilities	77,276			65,749			72,927
Stockholders' equity - common	947,145			955,219			734,673
Stockholders' equity - preferred	172,378			193,000			193,000

Total liabilities and stockholders' equity	$8,159,906			$8,024,654			$8,064,109

Net interest income/margin (1)		$295,438	4.04		$295,661	4.13		$271,190	3.72

Net interest income (GAAP)		$281,620			$279,349			$251,532
Tax-equivalent adjustment		13,818			16,312			19,658

Tax equivalent net interest income		$295,438			$295,661			$271,190

  (1)
  Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.
  (2)
  Non-accrual loans, which totaled $187.5 million as of December 31, 2011, $211.8 million as of December 31, 2010, and $244.2 million as of December 31, 2009, are included in loans for purposes of this analysis.
  (3)
  Covered interest-earning assets consist of loans acquired through FDIC-assisted transactions and the related FDIC indemnification asset. For additional discussion, please refer to Note 5 of "Notes to Consolidated Financial Statements" in Item 8 of these Form 10-K. Covered non-accrual loans, which totaled $19.9 million as of December 31, 2011, are included in covered interest-earning assets for purposes of this analysis. There were no covered non-accrual loans as of December 31, 2010 or 2009.

Table 3
Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)
(Dollar amounts in thousands)

	2011 compared to 2010			2010 compared to 2009
	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold and other short-term investments	$471	$142	$613	$700	$34	$734
Securities:
Trading – taxable	25	(38)	(13)	35	(81)	(46)
Investment securities – taxable	1,017	(9,018)	(8,001)	(15,322)	(4,954)	(20,276)
Investment securities – nontaxable (2)	(7,587)	(225)	(7,812)	(11,182)	349	(10,833)

Total securities	(6,545)	(9,281)	(15,826)	(26,469)	(4,686)	(31,155)

FHLB and Federal Reserve Bank stock	(19)	39	20	115	35	150
Loans, excluding covered loans (2)	(4,827)	(1,449)	(6,276)	(6,924)	5,099	(1,825)
Covered loans	4,567	7,052	11,619	15,783	83	15,866

Total loans	(260)	5,603	5,343	8,859	5,182	14,041

Total interest income (2)	(6,353)	(3,497)	(9,850)	(16,795)	565	(16,230)

Savings deposits	417	(1,097)	(680)	289	(1,018)	(729)
NOW accounts	15	(780)	(765)	350	(1,557)	(1,207)
Money market deposits	158	(3,286)	(3,128)	4,238	(7,432)	(3,194)

Total interest-bearing transactional deposits	590	(5,163)	(4,573)	4,877	(10,007)	(5,130)
Time deposits	(2,558)	(2,740)	(5,298)	(233)	(21,687)	(21,920)

Total interest-bearing deposits	(1,968)	(7,903)	(9,871)	4,644	(31,694)	(27,050)
Borrowed funds	(1,089)	565	(524)	(7,265)	(2,037)	(9,302)
Senior and subordinated debt	826	(58)	768	(4,705)	356	(4,349)

Total interest expense	(2,231)	(7,396)	(9,627)	(7,326)	(33,375)	(40,701)

Net interest income (2)	$(4,122)	$3,899	$(223)	$(9,469)	$33,940	$24,471

    (1)
    For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to each category on the basis of the percentage relationship of each to the sum of the two.
    (2)
    Interest income is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

    2011 Compared to 2010

Average interest-earning assets of $7.3 billion for 2011 rose $146.1 million, or 2.0%, from 2010, with the increase primarily resulting from the short-term investment of additional customer deposits and the full year impact of additional assets acquired in an FDIC-assisted transaction in August 2010. This increase was partially offset by a decline in non-taxable investment securities as we sold securities at a gain to take advantage of opportunities in the market. We are maintaining an elevated level of short-term investments as we manage our liquidity within the current low-yield environment.

Tax-equivalent net interest income for 2011 was relatively unchanged compared to 2010, as lower tax-equivalent interest income was offset by a decline in interest expense. A $9.9 million reduction in tax-equivalent interest income resulted from a 23 basis point decrease in tax-equivalent yield discussed below and the impact of securities sales. Interest expense declined $9.6 million, as we used proceeds from securities sales and maturities to reduce higher-costing time deposits and borrowed funds.

Tax-equivalent net interest margin for 2011 was 4.04%, a decline of 9 basis points from 4.13% in 2010. The reduction in margin resulted from a 23 basis point decrease in the average yield on interest-earning assets, largely due to the cumulative effect of prior year securities sales and a lower yield on securities as cash flows from securities paydowns and maturities repriced at lower interest rates. While loans also repriced at lower rates in 2011, the reduction was more than offset by an increase in the yield on covered loans (discussed below). This effect was partially offset by a 16 basis point drop in the average rate paid for interest-bearing liabilities, driven by a 14 basis point decline in the average rate paid for time deposits and a 16 basis point reduction in the aggregate rate paid on interest-bearing transaction accounts. As of December 31, 2011, our loan-to-deposit ratio was 78.5%, with 74.4% of our customer deposits consisting of demand, NOW, money market, and savings transactional accounts.

Interest earned on covered loans is generally recognized through the accretion of the discount taken on expected future cash flows. The increase in the yield on covered interest-earning assets for 2011 compared to 2010 resulted from adjustments in accretable income based upon (i) revised cash flow estimates subsequent to acquisition and (ii) actual cash realized in excess of estimates upon final settlement of certain covered loans.

    2010 Compared to 2009

Average interest-earning assets were $7.2 billion for 2010, a decrease of $118.1 million, or 1.6%, from 2009. Average securities decreased $538.6 million in 2010 compared to 2009 as we sold securities to realize gains available in the low interest rate environment. Average loans, excluding covered loans, were impacted by the charge-off of $147.1 million in loans in 2010. These decreases were partially offset by increases in covered assets acquired in FDIC-assisted transactions and short-term investments.

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

Our 2010 tax-equivalent net interest income increased $24.5 million compared to 2009. Interest expense declined $40.7 million, reflecting both a decrease in total interest-bearing liabilities and the rates paid for these liabilities. Tax-equivalent interest income was lower by $16.2 million compared to 2009 due to a 14 basis point decline in tax-equivalent yield. The net result of these changes was an increase in tax-equivalent net interest income.

Noninterest Income

A summary of noninterest income for the years 2009 through 2011 is presented in the following table.

Table 4
Noninterest Income Analysis
(Dollar amounts in thousands)

	Years ended December 31,			% Change
	2011	2010	2009	2011-2010	2010-2009
Service charges on deposit accounts	$37,879	$35,884	$38,754	5.6	(7.4)
Wealth management fees	16,224	15,063	14,059	7.7	7.1
Other service charges, commissions, and fees	20,486	18,238	16,529	12.3	10.3
Card-based fees (1)	19,593	17,577	15,826	11.5	11.1

Total fee-based revenues	94,182	86,762	85,168	8.6	1.9
BOLI income (2)	2,231	1,560	2,263	43.0	(31.1)
Other income (3)	2,729	2,180	2,590	25.2	(15.8)

Total operating revenues	99,142	90,502	90,021	9.5	0.5
Trading (losses) gains, net (4)	(691)	1,530	2,542	(145.2)	(39.8)
Gains on securities sales, net (5)	3,346	17,133	26,726	(80.5)	(35.9)
Securities impairment losses (5)	(936)	(4,917)	(24,616)	(81.0)	(80.0)
Gains on FDIC-assisted transactions (6)	-	4,303	13,071	(100.0)	(67.1)
Gains on early extinguishment of debt	-	-	15,258	-	(100.0)
Gain on acquisition of deposits	1,076	-	-	100.0	-

Total noninterest income	$101,937	$108,551	$123,002	(6.1)	(11.7)

  (1)
  Card-based fees consist of debit and credit card interchange fees charged for processing transactions, as well as various fees charged on both customer and non-customer ATM and point-of-sale transactions processed through the ATM and point-of-sale networks.
  (2)
  BOLI income represents benefit payments received and the change in CSV of the policies, net of premiums paid. The change in CSV is attributable to earnings or losses credited to the policies based on investments made by the insurer. For a further discussion of our investment in BOLI, see the section "Investment in Bank-Owned Life Insurance" and Note 1 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.
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
  (5)
  We recognized net securities gains and securities impairment losses for each period presented. For a discussion of these items, see the section titled "Investment Portfolio Management" of this Item 7.
  (6)
  For a discussion of the gains on FDIC-assisted transactions, refer to Note 5 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

      2011 Compared to 2010

Total noninterest income declined 6.1% for 2011 compared to 2010. The decrease reflects lower net securities gains, a trading loss in 2011 following a trading gain in 2010, and a gain on an FDIC-assisted transaction in 2010, all of which more than offset increases in operating revenues.

Fee-based revenues, which comprise the majority of noninterest income, of $94.2 million for 2011 rose 8.6% compared to 2010 as a result of increases in all categories.

The growth in service charges on deposit accounts was due primarily to a combination of higher volumes of non-sufficient-funds fees (including transactions generated by customers obtained in a 2010 FDIC-assisted transaction) and more fees earned on business and personal checking accounts resulting from market-driven pricing increases.

Average assets under management for 2011 totaled $4.4 billion, a $346.5 million increase from 2010, with such growth derived equally from improved equity market performance and new sales initiatives. The increase in average assets under management fueled the year-over-year growth in wealth management fees.

A rise in merchant fees, miscellaneous loan fees, and investment revenue led to the increase in other service charges, commissions, and fees. The year-over-year increase in merchant fees was due primarily to a volume increase resulting from customers acquired in an FDIC-assisted transaction.

We experienced continued growth in card-based fees resulting from both greater volumes and higher average rates per transaction. The increase in rates earned on card-based fees resulted from the migration in late 2010 from multi-merchant networks to an exclusive MasterCard network in most areas, which drove higher transaction yields and incentives.

The $1.1 million gain on acquisition of deposits related to our purchase of certain Chicago-market deposits from Old National. The transaction closed in December 2011 and included $106.7 million in deposits (comprised of $70.6 million in core transactional deposits and $36.1 in time deposits) and one banking facility.

      2010 Compared to 2009

Total noninterest income decreased 11.7% for 2010 compared to 2009. The decline from 2009 resulted from changes in gains realized from net securities sales, early extinguishment of debt, and FDIC-assisted transactions and the fair value adjustment related to our non-qualified deferred compensation plan, which is reflected in trading (losses) gains, net.

Fee-based revenues of $86.8 million for 2010 grew by 1.9% compared to 2009. Service charges on deposit accounts declined primarily due to lower overdraft and non-sufficient funds fees. However, this decline was more than offset by increases in other service charges, commissions, and fees (primarily merchant fee income), card-based fees, and wealth management fees.

The majority of the decline in service charges on deposit accounts resulted from a $2.5 million decline in fees charged to customers with insufficient funds. The decrease was driven by (i) regulatory changes that require customers to affirmatively consent to our overdraft services for automated teller machine and one-time debit card transactions before overdraft fees may be assessed and (ii) a change from a tiered rate to a flat rate.

Wealth management fees improved from 2009 to 2010 primarily due to a $666.3 million, or 17.5%, increase in assets under management during this period. Approximately $102.7 million of the $666.3 million increase was attributable to managed assets acquired in an FDIC-assisted transaction.

Higher retail investment advisory fees and merchant processing fees drove the increase in other service charges, commissions, and fees from 2009 to 2010. Merchant processing fees improved 18.5%, and retail investment advisory fees increased 9.9% for 2010 compared to 2009.

Noninterest Expense

The following table presents the components of noninterest expense for the years ended December 31, 2011, 2010, and 2009.

Table 5
Noninterest Expense Analysis
(Dollar amounts in thousands)

	Years ended December 31,			% Change
	2011	2010	2009	2011-2010	2010-2009
Compensation expense:
Salaries and wages	$101,703	$94,361	$82,640	7.8	14.2
Retirement and other employee benefits	27,071	20,017	23,908	35.2	(16.3)

Total compensation expense	128,774	114,378	106,548	12.6	7.3

OREO expense:
Write-downs of OREO	3,785	23,367	12,584	(83.8)	85.7
Losses on the sales of OREO, net	5,901	17,113	5,970	(65.5)	186.6
OREO operating expense, net (1)	6,607	9,554	4,905	(30.8)	94.8

Total OREO expense	16,293	50,034	23,459	(67.4)	113.3

Loan remediation costs	15,210	11,020	7,458	38.0	47.8
Other professional services	11,146	11,883	8,338	(6.2)	42.5

Total professional services	26,356	22,903	15,796	15.1	45.0

FDIC premiums:
FDIC special assessment	-	-	3,500	-	(100.0)
FDIC insurance premiums	7,990	10,880	10,173	(26.6)	6.9

Total FDIC premiums	7,990	10,880	13,673	(26.6)	(20.4)

Net occupancy expense	23,850	23,274	22,762	2.5	2.2
Equipment expense	9,103	8,944	8,962	1.8	(0.2)
Technology and related costs	10,905	11,070	8,987	(1.5)	23.2
Advertising and promotions	6,198	6,642	7,313	(6.7)	(9.2)
Merchant card expense	8,643	7,882	6,453	9.7	22.1
Other expenses	23,792	22,772	20,835	4.5	9.3

Total noninterest expense	$261,904	$278,779	$234,788	(6.1)	18.7

Average full-time equivalent employees	1,831	1,790	1,766
Efficiency ratio (2)	62.12%	58.84%	57.86%

N/M – Not meaningful.

  (1)
  OREO operating expense, net, consists of real estate taxes, commissions on sales, insurance, and maintenance, net of any rental income.
  (2)
  The efficiency ratio expresses noninterest expense, excluding OREO expense, as a percentage of tax-equivalent net interest income plus total fees and other income.

    2011 Compared to 2010

Total noninterest expense for 2011 decreased 6.1% from 2010. Excluding losses on sales and write-downs of OREO, integration costs, and severance-related costs, noninterest expense increased $15.2 million, or 6.5%, as a result of higher loan remediation costs, increased salaries related to the expansion of commercial, retail, and wealth management sales staff and a $1.3 million correction of a 2010 actuarial pension expense calculation related to the valuation of future early retirement benefits recorded in fourth quarter 2011.

In 2011, we recorded a $2.0 million charge for severance-related costs stemming from an organizational realignment implemented in December 2011. This charge includes $1.6 million in salaries and wages, $96,000 in retirement and other employee benefits, and $274,000 in other professional services. The organizational realignment eliminated approximately 50 open positions and another 50 filled positions. The annual savings in future years is estimated to be $5.0 million.

The increase in salaries and wages for 2011 compared to 2010 reflected the full year impact of additional staff employed as a result of a third quarter 2010 FDIC-assisted transaction, the expansion of commercial sales staff, annual merit increases, higher incentive compensation, and severance-related costs stemming from the organizational realignment. These increases were partially offset by a $2.5 million variance related to changes in the obligations to participants in deferred compensation plans resulting from fluctuations in the fair value of trading securities held on behalf of plan participants.

The variance in retirement and other employee benefits for 2011 compared to 2010 was driven by a $2.0 million increase in profit sharing expense, a one-time $1.3 million correction of the 2010 actuarial pension expense calculation, the impact of changes in overall staffing levels, and costs stemming from the organizational realignment.

OREO expense for 2011 declined 67.4% from 2010. Prior year OREO expense was elevated due to higher levels of write-downs, losses on sales of OREO, and operating expenses incurred to maintain OREO properties (including costs to service certain assets acquired in FDIC-assisted transactions). For a discussion of sales of OREO properties, refer to the section titled "Disposals of Non-Performing Assets" of this Item 7.

Loan remediation costs rose as a result of an increase in real estate taxes paid to preserve our rights to collateral associated with problem loans as well as higher legal fees incurred to remediate problem credits.

Additional property tax expense from higher assessments and costs associated with operating branches acquired through FDIC-assisted transactions accounted for the increase in occupancy and equipment expense for 2011 compared to 2010.

FDIC premiums decreased for 2011 compared to 2010 primarily due to a regulatory change in calculating the premium. Specifically, the assessment base is now based on average consolidated total assets minus average tangible equity rather than domestic deposits.

The increase in merchant card expense was due primarily to higher transaction volumes, including the full year impact of transactions generated by customers acquired from an FDIC-assisted transaction.

The increase in other noninterest expense for 2011 compared to 2010 was due primarily to losses on the sale and write-down of certain fixed assets moved to held-for-sale.

The efficiency ratio increased from 58.84% for 2010 to 62.12% for 2011, resulting primarily from an increase in noninterest expense, excluding OREO expense, partially offset by an increase in fee-based revenues.

    2010 Compared to 2009

Noninterest expense rose by $44.0 million for 2010 compared to 2009. The increase was attributed to higher losses and write-downs on OREO and increases in loan remediation costs, other professional services from the valuation and integration of FDIC-acquired assets, and compensation expense. We recorded valuation and integration expenses associated with our FDIC-assisted transactions of $3.3 million in 2010.

The 14.2% increase in salaries and wages for 2010 compared to 2009 was driven by the addition of employees, primarily retail and commercial sales staff, from our three FDIC-assisted transactions, as well as standard merit increases and higher incentive and share-based compensation expense.

The 16.3% decline in retirement and other employee benefits for 2010 compared to 2009 resulted from reductions in the cost of pension and profit sharing plans partially offset by an increase in payroll taxes.

Losses during 2010 on sales and write-downs of OREO properties, as well as related operating costs, increased substantially from 2009 and reflected continued weakness in the real estate market.

In May 2009, the FDIC levied a special assessment upon all insured depository institutions to rebuild the FDIC's Deposit Insurance Fund. The Company's special assessment was $3.5 million in 2009. There were no special assessments in 2010 or 2011.

The increase in loan remediation expenses for 2010 compared to 2009 reflects the additional costs incurred to integrate and remediate covered loans acquired through FDIC-assisted transactions, as well as increased legal fees, appraisals, real estate tax redemptions, and utilities associated with non-performing loans.

The majority of the 23.2% increase in technology and related costs for 2010 compared to 2009 was driven by system conversion costs related to FDIC-assisted transactions, as well as additional costs for servicing acquired customers and higher monthly fees for improved network access.

Merchant card expense increased from 2009 to 2010 in line with the increased merchant fee income previously described. The increase in other expenses was spread across several categories.

The efficiency ratio increased from 57.86% for 2009 to 58.84% for 2010, resulting primarily from the increase in staffing and professional expenses incurred to remediate problem assets.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes for the periods 2009 through 2011 is detailed in the following table.

Table 6
Income Tax Expense (Benefit) Analysis
(Dollar amounts in thousands)

	Years ended December 31,
	2011	2010	2009
Income (loss) before income tax expense (benefit)	$41,071	$(38,228)	$(75,926)
Income tax expense (benefit):
Federal income tax expense (benefit)	$3,534	$(23,821)	$(39,106)
State income tax expense (benefit)	974	(4,723)	(11,070)

Total income tax expense (benefit)	$4,508	$(28,544)	$(50,176)

Effective income tax rate	11.0%	74.7%	66.1%

Federal income tax expense and the related effective income tax rate are primarily influenced by the amount of tax-exempt income derived from investment securities and bank-owned life insurance in relation to pre-tax income and state income taxes. State income tax expense and the related effective income tax rate are influenced by the amount of state tax-exempt income in relation to pre-tax income and state tax rules related to consolidated/combined reporting and sourcing of income and expense.

Income tax expense totaled $4.5 million in 2011 following income tax benefits of $28.5 million in 2010 and $50.2 million in 2009. The variance from 2010 to 2011 was primarily attributable to an increase in pre-tax income in 2011 compared to the prior year, as well as a decrease in tax-exempt income and the impact of the Illinois tax law change described below.

Effective January 1, 2011, the Illinois corporate income tax rate increased from 7.3% to 9.5%. This rate increase resulted in additional state income tax expense, net of federal income tax, of $418,000 for 2011. We recorded a $1.6 million income tax benefit in first quarter 2011 related to the resulting increase in our deferred tax asset driven by this rate change.

The decrease in income tax benefits from 2009 to 2010 was primarily attributable to a decrease in pre-tax loss in 2010 and the recording of $5.4 million in state income tax benefits in 2009.

Our accounting policies underlying the recognition of income taxes in the Consolidated Statements of Financial Condition and Income are included in Notes 1 and 14 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

FINANCIAL CONDITION

INVESTMENT PORTFOLIO MANAGEMENT

Securities that we have the positive intent and ability to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts. Trading securities are carried at fair value with changes in fair value included in other noninterest income. Our trading securities relate to securities held in a rabbi trust for our nonqualified deferred compensation plan and are not considered part of the traditional investment portfolio. All other securities are classified as securities available-for-sale and are carried at fair value.

We manage our investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to mitigate the impact of changes in interest rates on net interest income.

We adjust the size and composition of our securities portfolio according to a number of factors, including expected loan growth, anticipated changes in collateralized public funds on account, the interest rate environment, and the related value of various segments of the securities markets. The following table provides a valuation summary of our investment portfolio.

Table 7
Investment Portfolio Valuation Summary
(Dollar amounts in thousands)

	As of December 31, 2011			As of December 31, 2010			As of December 31, 2009
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. agency securities	$5,035	$5,060	0.5	$17,886	$18,000	1.5	$756	$756	-
CMOs	384,104	383,828	35.7	379,589	377,692	32.3	307,921	299,920	21.8
Other mortgage-backed securities	87,691	81,982	7.7	106,451	100,780	8.6	249,282	239,567	17.5
Municipal securities	490,071	464,282	43.2	503,991	512,063	43.7	651,680	649,269	47.3
CDOs	13,394	48,759	4.5	14,858	49,695	4.2	11,728	54,359	4.0
Corporate debt securities	30,014	27,511	2.6	32,345	29,936	2.6	37,551	36,571	2.7
Equity securities	2,697	2,189	0.2	2,682	2,134	0.2	7,842	7,667	0.6

Total available-for- sale	1,013,006	1,013,611	94.4	1,057,802	1,090,300	93.1	1,266,760	1,288,109	93.9

Held-to-Maturity
Municipal securities	61,477	60,458	5.6	82,525	81,320	6.9	84,496	84,182	6.1

Total securities	$1,074,483	$1,074,069	100.0	$1,140,327	$1,171,620	100.0	$1,351,256	$1,372,291	100.0

	As of December 31, 2011			As of December 31, 2010
	Effective Duration (1)	Average Life (2)	Yield to Maturity	Effective Duration (1)	Average Life (2)	Yield to Maturity
Available-for-Sale
U.S. agency securities	0.85%	0.53	4.01%	1.91%	0.58	3.22%
CMOs	0.92%	2.19	1.57%	0.74%	2.52	2.31%
Other mortgage-backed securities	1.96%	3.91	4.50%	2.36%	3.85	4.62%
Municipal securities	3.84%	3.77	6.13%	5.35%	8.01	6.15%
CDOs	0.25%	8.57	0.00%	0.25%	8.78	0.00%
Other securities	6.07%	10.29	6.45%	6.58%	11.18	6.85%

Total available-for-sale	2.45%	3.57	3.98%	3.22%	5.72	4.37%

Held-to-Maturity
Municipal securities	5.31%	9.33	5.91%	5.78%	9.99	6.61%

Total securities	2.61%	3.90	4.08%	3.40%	6.02	4.52%

Refer to the following page for footnotes.

  (1)
  The effective duration of the securities portfolio represents the estimated percentage change in the fair value of the securities portfolio given a 100 basis point change up or down in the level of interest rates. This measure is used as a gauge of the portfolio's price volatility at a single point in time and is not intended to be a precise predictor of future fair values, since those values will be influenced by a number of factors.
  (2)
  Average life is presented in years and represents the weighted-average time to receive all future cash flows, using the dollar amount of principal paydowns, including estimated principal prepayments, as the weighting factor.

    Portfolio Composition

As of December 31, 2011, our securities portfolio totaled $1.1 billion, decreasing 5.8% from December 31, 2010, following a 15.6% decrease from December 31, 2009. Our securities portfolio declined over the past three years as we took advantage of opportunities in the market to sell securities at a gain given the low interest rate environment.

Approximately 95% of our $1.0 billion available-for-sale portfolio is comprised of U.S. agency securities, municipals, CMOs, and other mortgage-backed securities as of December 31, 2011. The remainder consists of seven CDOs with a fair value of $13.4 million and an aggregate unrealized loss of $35.4 million, and miscellaneous other securities totaling $32.7 million.

Investments in municipal securities comprised 48.4%, or $490.1 million, of the total available-for-sale securities portfolio as of December 31, 2011. This type of security has historically experienced very low default rates and provided a predictable cash flow. Available-for-sale municipal securities declined 2.8% from $504.0 million at December 31, 2010. The decline was driven by sales, maturities, and paydowns.

The average life of our investment portfolio declined from 6.02 years as of December 31, 2010 to 3.90 years as of December 31, 2011 driven primarily by a decrease in the average life of our municipal securities. This decline reflected the impact of a higher probability of calls at December 31, 2011 compared to December 31, 2010 given the lower interest rate environment and improved economic outlook for municipalities, as well as sales of longer-term municipal securities during the period.

    Securities Sales

Net securities gains were $2.4 million for 2011 compared to $12.2 million for 2010 and $2.1 million for 2009. Gains on sales of securities of $3.3 million for 2011 resulted from the sale of $188.6 million in CMOs, municipal securities, and corporate debt securities. We sold these shorter-term investments in order to take advantage of opportunities in the market. These gains were partially offset by OTTI charges of $936,000 on two CDOs in 2011.

In 2010, we sold $390.9 million in CMOs, other mortgage-backed securities, municipal securities, and corporate bonds for a gain of $17.1 million. Net securities gains were $12.2 million for 2010 and were net of OTTI charges of $4.9 million. Impairment charges were primarily related to our CDOs.

    Unrealized Gains and Losses

Unrealized gains and losses on securities available-for-sale represent the difference between the aggregate cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of stockholders' equity in accumulated other comprehensive loss and presented in the Consolidated Statements of Comprehensive Income (Loss). This balance sheet component will fluctuate as current market interest rates and conditions change, thereby affecting the aggregate fair value of the portfolio. Net unrealized losses at December 31, 2011 were $605,000, down from $32.5 million at December 31, 2010, reflecting the impact of lower interest rates and a tightening of credit spreads on our municipal securities.

CMOs and other mortgage-backed securities are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. We do not believe any individual unrealized loss on these types of securities as of December 31, 2011 represents OTTI since the unrealized losses associated with these securities are not believed to be attributable to credit quality, but rather to changes in interest rates and temporary market movements.

As of December 31, 2011, gross unrealized gains in the municipal securities portfolio totaled $26.2 million, and gross unrealized losses were $366,000 resulting in a net unrealized gain of $25.8 million compared to a net unrealized loss of $8.1 million as of December 31, 2010. The change in fair value of municipal securities reflects the impact of the change in market interest rates on these fixed-rate investments as well as an improved economic outlook for municipalities since December 31, 2010, which reduced credit spreads on these securities. Substantially all of these securities carry investment grade ratings, with the majority of them supported by the general revenues of the issuing governmental entity and supported by third-party insurance. We do not believe the unrealized loss on any of these securities is OTTI.

Our investments in CDOs are supported by the credit of the underlying banks and insurance companies. The unrealized loss on these securities increased $528,000 since December 31, 2010. The unrealized loss reflects the difference between amortized cost and fair value that we determined did not relate to credit and reflects the market's unfavorable bias against these investments. We do not believe the unrealized losses on the CDOs as of December 31, 2011 represent OTTI. We currently have no evidence that would suggest further reductions in net cash flows on these investments from what has already been recognized. In addition, we do not intend to sell the CDOs with unrealized losses, and we do not believe it is more likely than not that we will be required to sell them before recovery of their amortized cost bases, which may be at maturity. Our estimation of cash flows for these investments and resulting fair values were based upon cash flow modeling, as described in Note 22 of "Notes to the Condensed Consolidated Financial Statements," in Item 8 of this Form 10-K.

    Effective Duration

The effective duration of the securities available-for-sale portfolio was 2.45% as of December 31, 2011 compared to 3.22% as of December 31, 2010 and 3.88% as of December 31, 2009. The effective duration as of December 31, 2011 decreased across almost all categories as a result of falling interest rates and a higher probability of calls on municipal securities since December 31, 2010. The effective duration on the aggregate investment portfolio declined in 2010 compared to 2009 due to a reduction in the securities portfolio through sales of longer-term securities and a strategy to not reinvest cash flows from security sales and maturities.

Table 8
Repricing Distribution and Portfolio Yields
(Dollar amounts in thousands)

	As of December 31, 2011
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)	Amortized Cost	Yield to Maturity (1)
Available-for-Sale
U.S. agency securities	$-	-	$-	-	$5,060	4.01%	$-	-
CMOs (2)	221,193	1.77%	139,082	1.21%	11,763	2.91%	11,790	0.53%
Other mortgage-backed securities (2)	20,970	4.53%	27,578	4.52%	10,711	4.89%	22,723	4.25%
Municipal securities (3)	5,493	6.85%	332,943	6.06%	93,912	6.30%	31,934	6.28%
CDOs	-	-	-	-	-	-	48,759	-
Other securities (4)	1,834	5.35%	3,783	4.36%	13,644	7.09%	10,439	6.55%

Total available-for-sale	249,490	2.14%	503,386	4.62%	135,090	5.89%	125,645	2.96%

Held-to-Maturity
Municipal securities (3)	4,301	5.94%	20,582	5.86%	13,081	6.23%	22,494	5.77%

Total securities	$253,791	2.20%	$523,968	4.67%	$148,171	5.92%	$148,139	3.39%

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

LOAN PORTFOLIO AND CREDIT QUALITY

Our principal source of revenue arises from lending activities, primarily composed of interest income and, to a lesser extent, from loan origination and commitment fees (net of related costs). The accounting policies underlying the recording of loans in the Consolidated Statements of Financial Condition and the recognition and/or deferral of interest income and fees (net of costs) arising from lending activities are included in Note 1 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Portfolio Composition

Our loan portfolio is comprised of both corporate and consumer loans with corporate loans representing 87.0% of total loans outstanding at December 31, 2011. The corporate loan component consists of commercial and industrial, agricultural, and commercial real estate lending categories with a small portion consisting of loans to small businesses. Consistent with our emphasis on relationship banking, the majority of our loans are made to our core, multi-relationship customers. The customers usually maintain deposit relationships and utilize our other banking services, such as cash management or wealth management services.

We have certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and modifies these policies and procedures on a regular basis. The review process is supplemented by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and non-performing and potential problem loans. We do not offer any sub-prime products, and we have policies to limit our exposure to any single borrower.

Table 9
Loan Portfolio
(Dollar amounts in thousands)

	As of December 31,
	2011	% of Total	2010	% of Total	2009	% of Total	2008	% of Total	2007	% of Total
Commercial and industrial	$1,458,446	28.7	$1,465,903	28.7	$1,438,063	27.6	$1,490,101	27.8	$1,347,481	27.1
Agricultural	243,776	4.8	227,756	4.5	209,945	4.0	216,814	4.1	235,498	4.8
Commercial real estate:
Office	444,368	8.7	396,836	7.8	394,228	7.6	339,912	6.3	256,211	5.2
Retail	334,034	6.6	328,751	6.4	331,803	6.4	265,568	5.0	193,581	3.9
Industrial	520,680	10.2	478,026	9.4	486,934	9.3	419,761	7.8	374,286	7.5
Multi-family	288,336	5.7	349,862	6.9	333,961	6.4	286,963	5.4	217,266	4.4
Residential construction	105,836	2.1	174,690	3.4	313,919	6.0	509,059	9.5	505,194	10.2
Commercial construction	144,909	2.8	164,472	3.2	231,518	4.5	356,575	6.6	388,193	7.8
Other commercial real estate	888,146	17.4	856,357	16.8	798,983	15.4	729,329	13.6	661,480	13.3

Total commercial real estate	2,726,309	53.5	2,748,994	53.9	2,891,346	55.6	2,907,167	54.2	2,596,211	52.3

Total corporate loans	4,428,531	87.0	4,442,653	87.1	4,539,354	87.2	4,614,082	86.1	4,179,190	84.2

Home equity	416,194	8.2	445,243	8.7	470,523	9.1	477,105	8.9	464,981	9.4
1-4 family mortgages	201,099	4.0	160,890	3.2	139,983	2.7	198,197	3.7	220,741	4.4
Installment loans	42,289	0.8	51,774	1.0	53,386	1.0	70,679	1.3	98,760	2.0

Total consumer loans	659,582	13.0	657,907	12.9	663,892	12.8	745,981	13.9	784,482	15.8

Total loans, excluding covered loans	5,088,113	100.0	5,100,560	100.0	5,203,246	100.0	5,360,063	100.0	4,963,672	100.0

Covered loans (1)	260,502		371,729		146,319		–		–

Total loans	$5,348,615		$5,472,289		$5,349,565		$5,360,063		$4,963,672

    (1)
    For a detailed discussion of our covered loans and the related accounting policy for covered loans, refer to Notes 1 and 5 of "Notes to the Condensed Consolidated Financial Statements" in Item 8 of this Form 10-K.

  2011 Compared to 2010

Total loans, including covered loans, of $5.3 billion as of December 30, 2011 declined $123.7 million, or 2.3%, from $5.5 billion as of December 31, 2010. The natural decline in covered loan balances accounted for the majority of this reduction.

Total loans, excluding covered loans, as of December 31, 2011 were stable compared to December 31, 2010. Excluding 2011 net charge-offs of $103.7 million, total loans (excluding covered loans) would have increased 1.8%. The office, retail, and industrial and other commercial real estate portfolios exhibited 6.2% growth during this period, substantially in the form of owner-occupied business relationships. Offsetting this progress, we continued to reduce our exposure to more troubled construction and multi-family real estate categories during 2011.

  2010 Compared to 2009

Total loans, including covered loans, were $5.5 billion as of December 31, 2010, an increase of $122.7 million, or 2.3%, from December 31, 2009. The increase was driven by the addition of covered loans acquired through FDIC-assisted transactions, which more than offset declines in the residential and commercial construction categories.

Outstanding loans, excluding covered loans, of $5.1 billion as of December 31, 2010 declined $102.7 million, or 2.0%, from December 31, 2009 as we charged-off $147.1 million in loans in 2010. Excluding these charge-offs, total loans (excluding covered loans) would have increased 0.9%. Growth of 1.9% in commercial and industrial loans, 4.8% in multi-family loans, and 7.2% in other commercial real estate lending more than offset the 37.8% decline in the commercial and residential construction loan portfolios that resulted from our continued efforts to remediate and reduce exposure to these lending categories.

Covered loans grew to $371.7 million at December 31, 2010 compared to $146.3 million at December 31, 2009 from the completion of two FDIC-assisted transactions.

  Comparisons of Prior Years (2009, 2008, and 2007)

Outstanding loans, excluding covered loans, totaled $5.2 billion as of December 31, 2009, a decrease of 2.9% from December 31, 2008. During 2009, extensions of new credit were more than offset by paydowns, net charge-offs, conversion of loans to OREO, and the securitization of 1-4 family mortgages, which are included in the securities available-for-sale portfolio.

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

Commercial, Industrial, and Agricultural Loans

Each commercial and industrial loan is underwritten after evaluating and understanding the borrower's ability to operate profitably. Underwriting standards are designed to ensure repayment of loans and mitigate loss exposure. As part of the underwriting process, we examine current and projected cash flows to determine the ability of the borrower to repay his obligation as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrower, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and usually incorporate a personal guarantee. However, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent upon the ability of the borrower to collect amounts due from its customers.

Commercial, industrial, and agricultural loans increased $8.6 million from $1.69 billion at December 31, 2010 to $1.70 billion at December 31, 2011. Our commercial and industrial loans are a diverse group of loans to small, medium, and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment.

Table 10
Commercial, Industrial, and Agricultural Loans
(Dollar amounts in thousands)

	As of December 31,
	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$1,237,097	72.7	$1,226,398	72.4	$1,213,277	73.6
Small business	114,546	6.7	140,854	8.3	150,824	9.2
Tax-exempt loans (1)	96,328	5.7	84,496	5.0	63,724	3.9
Overdrawn demand deposits	2,850	0.2	4,281	0.3	4,837	0.3
Loan payment control and other (2)	7,625	0.4	9,874	0.6	5,401	0.3

Total commercial and industrial	1,458,446	85.7	1,465,903	86.6	1,438,063	87.3

Agricultural – operating	133,136	7.8	131,855	7.8	128,555	7.8
Agricultural – farmland	110,640	6.5	95,901	5.6	81,390	4.9

Total agricultural	243,776	14.3	227,756	13.4	209,945	12.7

Total commercial, industrial, and agricultural loans	$1,702,222	100.0	$1,693,659	100.0	$1,648,008	100.0

Commercial, industrial, and agricultural loans as a percent of loans, excluding covered loans	33.5%		33.2%		31.6%
  (1)
  Represents obligations due from municipalities. These obligations primarily represent industrial revenue bonds and are separate and distinct from the municipal securities presented in Table 7.
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

Commercial real estate loans represent 53.5% of loans, excluding covered loans, and totaled $2.7 billion at December 31, 2011, a decrease of $22.7 million, or 0.8%, from December 31, 2010. Our primary focus for the commercial real estate portfolio has been growth in loans secured by owner-occupied real estate. These loans are viewed primarily as cash flow loans (similar to commercial and industrial loans) and secondarily as loans secured by real estate.

Nearly half of our commercial real estate loans consist of loans for industrial buildings, office buildings, and retail shopping centers. Approximately 40% of the office, retail, and industrial loans were owner-occupied as of December 31, 2011.

Other types of commercial real estate loans include construction loans for single-family and multi-family dwellings, residential projects, and commercial projects and loans for various types of other commercial properties, such as land for future commercial development, multi-unit residential mortgages, service stations, and hotels.

  Construction Loans

Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analyses of absorption and lease rates, and financial analyses of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed projects. Construction loans often involve the disbursement of substantial funds with repayment primarily dependent upon the success of the completed project. Sources of repayment for these types of loans may be permanent loans from long-term lenders, sales of developed property, or an interim loan commitment until permanent financing is obtained. Generally, these loans have a higher risk profile than other real estate loans due to their repayment being sensitive to real estate values, interest rate changes, governmental regulation of real property, demand and supply of alternative real estate, the availability of long-term financing, and changes in general economic conditions.

We typically underwrite construction loans as combination construction and post-construction loans secured by the underlying real estate. These loans are reported as construction loans until construction is completed or principal amortization payments begin, and then are reclassified to the loan category appropriate to the nature of the underlying collateral or purpose of the completed project. Since these types of loans are initially underwritten to consider both construction and post-construction financing, no additional underwriting takes place at the time the completed construction loan migrates to other loan categories. Upon completion of the construction project and transfer into other loan categories, these loans retain their performance status and risk rating. For example, if a construction loan was on non-accrual at the time of completion, it would be transferred to the appropriate loan category as a non-accrual loan.

Construction loans account for 9.2% of our commercial real estate portfolio as of December 31, 2011. Total construction loans of $250.7 million consist of $105.8 million of residential construction and $144.9 million of commercial construction.

The following table provides details on the nature of our construction loan portfolios.

Table 11
Construction Loans by Type
(Dollar amounts in thousands)

	Residential Construction		Commercial Construction		Combined
	Amount	% of Total	Amount	% of Total	Amount	% of Total
As of December 31, 2011
Raw land	$24,981	23.6	$42,768	29.5	$67,749	27.0
Developed land	55,501	52.4	57,949	40.0	113,450	45.3
Construction	12,133	11.5	14,415	9.9	26,548	10.6
Substantially completed structures	12,195	11.5	27,221	18.8	39,416	15.7
Mixed and other	1,026	1.0	2,556	1.8	3,582	1.4

Total	$105,836	100.0	$144,909	100.0	$250,745	100.0

Weighted-average maturity (in years)	0.63		0.74		0.69
Construction loans as a percent of loans, excluding covered loans	2.1%		2.8%		4.9%
Construction loans as a percent of commercial real estate loans	3.9%		5.3%		9.2%
As of December 31, 2010
Raw land	$35,401	20.3	$46,995	28.6	$82,396	24.3
Developed land	83,229	47.6	71,856	43.7	155,085	45.7
Construction	14,077	8.1	22,882	13.9	36,959	10.9
Substantially completed structures	32,538	18.6	22,284	13.5	54,822	16.2
Mixed and other	9,445	5.4	455	0.3	9,900	2.9

Total	$174,690	100.0	$164,472	100.0	$339,162	100.0

Weighted-average maturity (in years)	0.49		0.68		0.58
Construction loans as a percent of loans, excluding covered loans	3.4%		3.2%		6.6%
Construction loans as a percent of commercial real estate loans	6.3%		6.0%		12.3%

Total construction loans decreased by $88.4 million, or 26.1%, from December 31, 2010 to December 31, 2011. The decline in the portfolio was due to principal paydowns, charge-offs, reclassification of completed construction projects into other loan categories, and transfers of loans to OREO as we continued to reduce our exposure to this lending category.

  Other Commercial Real Estate

Other commercial real estate totaled $888.1 million as of December 31, 2011. The properties securing other commercial real estate are diverse in terms of type and geographic location. The following table summarizes this category by product type.

Table 12
Other Commercial Real Estate Loan Detail by Product Type
(Dollar amounts in thousands)

	As of December 31,
	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Service stations and truck stops	$128,931	14.5	$140,774	16.4	$146,887	18.4
Investor-owned rental properties	127,085	14.3	124,671	14.6	119,132	14.9
Warehouses and storage	129,491	14.6	112,064	13.1	108,039	13.5
Hotels	73,889	8.3	84,513	9.9	76,815	9.6
Restaurants	78,867	8.9	57,786	6.7	55,262	6.9
Automobile dealers	35,777	4.0	37,318	4.4	39,846	5.0
Medical	20,859	2.3	37,074	4.3	39,158	4.9
Religious	24,097	2.7	20,528	2.4	14,652	1.8
Mobile home parks	30,071	3.5	18,192	2.1	19,367	2.4
Recreational	34,708	3.9	9,659	1.1	13,344	1.7
Other (1)	204,371	23.0	213,778	25.0	166,481	20.9

Total other commercial real estate	$888,146	100.0	$856,357	100.0	$798,983	100.0

  (1)
  Includes loans secured by multi-use commercial real estate, commercial real estate with residential apartments, and other miscellaneous categories of commercial real estate, none of which are significant.

Maturity and Interest Rate Sensitivity of Corporate Loans

The following table summarizes the maturity distribution of our corporate loan portfolio as of December 31, 2011, as well as the interest rate sensitivity of the loans that have maturities in excess of one year. For additional discussion of interest rate sensitivity, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Form 10-K.

Table 13
Maturities and Sensitivities of Corporate Loans to Changes in Interest Rates
(Dollar amounts in thousands)

	As of December 31, 2011
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial, industrial, and agricultural	$1,014,746	$561,328	$126,148	$1,702,222
Commercial real estate	873,225	1,703,078	150,006	2,726,309

Total	$1,887,971	$2,264,406	$276,154	$4,428,531

Loans maturing after one year:
Predetermined (fixed) interest rates		$2,101,826	$243,357
Floating interest rates		162,580	32,797

Total		$2,264,406	$276,154

Consumer Loans

Consumer loans are centrally underwritten utilizing the Fair Isaac Corporation ("FICO") credit scoring. This is a credit score, with a scale that ranges from 300 to 850, developed by Fair Isaac Corporation that is used by many lenders. It uses a risk-based system to determine the probability that a borrower may default on financial obligations. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements.

As of December 31, 2011, consumer loans represented 13.0% of loans, excluding covered loans.

Table 14
Consumer Loans
(Dollar amounts in thousands)

	As of December 31,
	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Home equity	$416,194	63.1	$445,243	67.7	$470,523	70.9
1-4 family mortgages	201,099	30.5	160,890	24.5	139,983	21.1
Installment loans	42,289	6.4	51,774	7.8	53,386	8.0

Total consumer loans	$659,582	100.0	$657,907	100.0	$663,892	100.0

	As of December 31, 2011
	Average FICO Score	Median FICO Score	% of Loans with a Score of 650 or Above
Home equity loans	741	751	83.5%
1-4 family mortgages	729	751	80.7%

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

Table 15
Loan Portfolio by Performing/Non-Performing Status
(Dollar amounts in thousands)

			Past Due
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	TDRs
As of December 31, 2011
Commercial and industrial	$1,458,446	$1,397,569	$10,283	$4,991	$44,152	$1,451
Agricultural	243,776	242,727	30	-	1,019	-
Commercial real estate:
Office	444,368	436,881	-	-	7,487	-
Retail	334,034	326,922	395	52	4,923	1,742
Industrial	520,680	501,674	385	988	17,633	-
Multi-family	288,336	270,138	604	-	6,487	11,107
Residential construction	105,836	87,482	278	-	18,076	-
Commercial construction	144,909	121,562	-	-	23,347	-
Other commercial real estate	888,146	829,492	5,273	1,707	51,447	227

Total commercial real estate	2,726,309	2,574,151	6,935	2,747	129,400	13,076

Total corporate loans	4,428,531	4,214,447	17,248	7,738	174,571	14,527

Home equity	416,194	400,570	5,986	1,138	7,407	1,093
1-4 family mortgages	201,099	190,052	3,636	-	5,322	2,089
Installment loans	42,289	41,133	625	351	25	155

Total consumer loans	659,582	631,755	10,247	1,489	12,754	3,337

Total loans, excluding covered loans	5,088,113	4,846,202	27,495	9,227	187,325	17,864
Covered loans	260,502	195,289	4,232	43,347	19,879	-

Total loans	$5,348,615	$5,041,491	$31,727	$52,574	$207,204	$17,864

			Past Due
	Total Loans	Current	30-89 Days Past Due	90 Days Past Due	Non-accrual	TDRs
As of December 31, 2010
Commercial and industrial	$1,465,903	$1,403,409	$5,398	$1,552	$50,088	$5,456
Agricultural	227,756	223,021	65	187	2,497	1,986
Commercial real estate:
Office	396,836	389,936	1,671	-	5,087	142
Retail	328,751	320,477	447	-	7,827	-
Industrial	478,026	468,995	461	-	6,659	1,911
Multi-family	349,862	343,070	486	-	6,203	103
Residential construction	174,690	122,317	51	200	52,122	-
Commercial construction	164,472	135,787	-	-	28,685	-
Other commercial real estate	856,357	802,461	8,115	345	40,605	4,831

Total commercial real estate	2,748,994	2,583,043	11,231	545	147,188	6,987

Total corporate loans	4,442,653	4,209,473	16,694	2,284	199,773	14,429

Home equity	445,243	428,726	4,055	1,870	7,948	2,644
1-4 family mortgages	160,890	149,419	2,267	4	3,902	5,298
Installment loans	51,774	50,899	630	86	159	-

Total consumer loans	657,907	629,044	6,952	1,960	12,009	7,942

Total loans, excluding covered loans	5,100,560	4,838,517	23,646	4,244	211,782	22,371
Covered loans	371,729	268,934	18,445	84,350	-	-

Total loans	$5,472,289	$5,107,451	$42,091	$88,594	$211,782	$22,371

The following table provides a comparison of our non-performing assets and past due loans for the past five years.

Table 16
Non-Performing Assets and Past Due Loans
(Dollar amounts in thousands)

	As of December 31,
	2011	2010	2009	2008	2007
Non-performing assets, excluding covered loans and covered OREO
Non-accrual loans	$187,325	$211,782	$244,215	$127,768	$18,447
90 days or more past due loans	9,227	4,244	4,079	36,999	21,149

Total non-performing loans	196,552	216,026	248,294	164,767	39,596
TDRs (still accruing interest)	17,864	22,371	30,553	7,344	7,391
Other real estate owned	33,975	31,069	57,137	24,368	6,053

Total non-performing assets	$248,391	$269,466	$335,984	$196,479	$53,040

30-89 days past due loans	$27,495	$23,646	$37,912	$116,206	$100,820
Non-accrual loans to total loans	3.68%	4.15%	4.69%	2.38%	0.37%
Non-performing loans to total loans	3.86%	4.24%	4.77%	3.07%	0.80%
Non-performing assets to loans plus OREO	4.85%	5.25%	6.39%	3.65%	1.07%
Covered loans and covered OREO (1)
Non-accrual loans	$19,879	$-	$-	$-	$-
90 days or more past due loans	43,347	84,350	30,286	-	-

Total non-performing loans	63,226	84,350	30,286	-	-
TDRs (still accruing interest)	-	-	-	-	-
Other real estate owned	23,455	22,370	8,981	-	-

Total non-performing assets	$86,681	$106,720	$39,267	$-	$-

30-89 days past due loans	$4,232	$18,445	$22,988	$-	$-
Non-performing assets, including covered loans and covered OREO
Non-accrual loans	$207,204	$211,782	$244,215	$127,768	$18,447
90 days or more past due loans	52,574	88,594	34,365	36,999	21,149

Total non-performing loans	259,778	300,376	278,580	164,767	39,596
TDRs (still accruing interest)	17,864	22,371	30,553	7,344	7,391
Other real estate owned	57,430	53,439	66,118	24,368	6,053

Total non-performing assets	$335,072	$376,186	$375,251	$196,479	$53,040

30-89 days past due loans	$31,727	$42,091	$60,900	$116,206	$100,820
Non-accrual loans to total loans	3.87%	3.87%	4.57%	2.38%	0.37%
Non-performing loans to total loans	4.86%	5.49%	5.21%	3.07%	0.80%
Non-performing assets to loans plus OREO	6.20%	6.81%	6.93%	3.65%	1.07%
The effect of non-accrual loans on interest income for 2011 is presented below:
Interest which would have been included at the contract rates					$13,262
Less: Interest included in income during the year					5,884

Interest income not recognized in the financial statements					$7,378

  (1)
  For a discussion of covered loans and covered OREO, refer to Note 5 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Non-performing covered loans and covered OREO were recorded at their estimated fair values at the time of acquisition. These assets are covered by the FDIC Agreements that substantially mitigate the risk of loss. Generally, covered loans are considered accruing loans. However, the timing and amount of future cash flows for some loans may not be reasonably estimable. Those loans were classified as non-accrual loans as of December 31, 2011, and interest income will not be recognized until the timing and amount of the future cash flows can be reasonably estimated. Past due covered loans are past due based on contractual terms but continue to perform in accordance with our expectations of cash flows.

Non-performing assets, excluding covered loans and covered OREO, represented 4.85% of total loans plus OREO as of December 31, 2011 compared to 5.25% as of December 31, 2010 and 6.39% as of December 31, 2009.

Non-performing assets, excluding covered loans and covered OREO, were $248.4 million as of December 31, 2011, declining by $21.1 million, or 7.8%, compared to December 31, 2010. The reduction in non-performing assets from December 31, 2010 to December 31, 2011 was largely due to management's remediation activities and the return of accruing TDRs to performing status. During 2011, we had gross reductions of non-performing assets totaling $110.8 million, consisting of $80.3 million in non-accrual loans that were sold, paid off, or transferred to held-for-sale and $30.5 million in OREO properties that were sold. For additional details, please refer to the section titled "Disposals of Non-performing Assets" of this Item 7.

The improvement in the asset quality measures from December 31, 2009 to December 31, 2010 was substantially due to loan charge-offs, OREO write-downs, and disposals of non-performing assets, partially offset by loans downgraded to non-accrual status. For additional details, please refer to the section titled "Credit Actions Taken in Fourth Quarter 2010" of this Item 7.

  Non-accrual Loans

Non-accrual loans, excluding covered loans, declined to $187.3 million as of December 31, 2011 from $211.8 million as of December 31, 2010 following a decline from $244.2 million as of December 31, 2009. The decline in non-accrual loans from December 31, 2010 to December 31, 2011 resulted from sales, payments, charge-offs, and transfers to OREO, which in aggregate exceeded the amount of loans downgraded from performing to non-accrual status during 2011.

The amount of loans downgraded from performing to non-accrual during 2011 totaled $194.3 million (including a commercial borrowing relationship totaling $33.9 million) falling from $214.5 million in 2010 and $365.3 million during 2009, and reflects significantly fewer downgrades of construction loans and other commercial loan categories from prior years.

A discussion of our accounting policies for non-accrual loans is contained in Note 1 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Table 17
Non-Performing Construction Loans
(Dollar amounts in thousands)

	December 31, 2011			December 31, 2010
	Total Loans	Non- Performing Loans	Non- Performing Loans as a % of Loans	Total Loans	Non- Performing Loans	Non- Performing Loans as a % of Loans
Residential construction	$105,836	$18,076	17.1%	$174,690	$52,322	30.0%
Commercial construction	144,909	23,347	16.1%	164,472	28,685	17.4%

Total construction loans	$250,745	$41,423	16.5%	$339,162	$81,007	23.9%

Non-accrual loans		$41,423			$80,807
90 days or more past due loans		-			200

Total non-performing loans		$41,423			$81,007

Non-performing construction loans totaled $41.4 million as of December 31, 2011, a 48.9% decline compared to December 31, 2010, and represented 16.5% of total construction loans as of December 31, 2011 compared to 23.9% as of December 31, 2010.

Six construction credits primarily in the raw land category represent 63.1% of the $41.4 million in non-performing construction loans as of December 31, 2011, with the largest single loan totaling $14.0 million. Life-to-date charge-offs on these six credits totaled $5.7 million. We had valuation allowances related to two of these loans totaling $1.7 million as of December 31, 2011.

Of the $81.0 million in non-performing construction loans as of December 31, 2010, 51.7% was comprised of six credits. Life-to-date charge-offs on those six credits totaled $7.9 million as of December 31, 2010. We did not have a valuation allowance related to these loans as of December 31, 2010.

  TDRs

Loan modifications are generally performed at the request of the individual borrower and may include reduction in interest rates, changes in payments, and maturity date extensions. A discussion of our accounting policies for TDRs is contained in Note 1 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Table 18
TDRs by Type
(Dollar amounts in thousands)

	December 31, 2011		December 31, 2010		December 31, 2009
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
Commercial and industrial	20	$2,348	46	$23,404	28	$4,062
Agricultural	-	-	1	1,986	-	-
Commercial real estate:
Office	-	-	1	142	-	-
Retail	2	1,742	-	-	1	91
Industrial	-	-	2	1,911	-	-
Multi-family	9	12,865	9	3,193	10	11,462
Residential construction	-	-	4	8,323	1	1,423
Commercial construction	1	14,006	-	-	-	-
Other commercial real estate	9	11,644	13	7,229	11	13,852

Total commercial real estate	21	40,257	29	20,798	23	26,828

Home equity loans	25	1,564	50	3,233	34	1,724
1-4 family mortgages	26	3,382	49	6,703	51	7,953
Installment loan	1	155	-	-	-	-

Total consumer	52	5,101	99	9,936	85	9,677

Total TDRs	93	$47,706	175	$56,124	136	$40,567

TDRs, still accruing interest	57	$17,864	120	$22,371	108	$30,553
TDRs included in non-accrual	36	29,842	55	33,753	28	10,014

Total TDRs	93	$47,706	175	$56,124	136	$40,567

Year-to-date charge-offs on restructured loans		$8,890		$11,534		$4,993
Valuation allowance related to restructured loans		$94		$-		$-

At December 31, 2011, we had TDRs totaling $47.7 million, a decrease of $8.4 million, or 15.0%, from December 31, 2010. The December 31, 2011 total includes $17.9 million in loans that were restructured at market terms and are accruing interest. After a sufficient period of performance under the modified terms, these loans will be reclassified to performing status.

We have other TDRs totaling $29.8 million as of December 31, 2011, which are reported as non-accrual because they are not performing in accordance with their modified terms or there has not been sufficient performance under the modified terms. We occasionally restructure loans at other than market rates or terms to enable the borrower to work through financial difficulties for a set period of time.

  Potential Problem Loans

Potential problem loans consist of special mention loans and substandard loans. These loans are performing in accordance with contractual terms, but management has concerns about the ability of the obligor to continue to comply with repayment terms because of the obligor's potential operating or financial difficulties.

Table 19
Potential Problem Loans
(Dollar amounts in thousands)

	As Of December 31,
	2011	2010	2009
Special mention loans (1)	$276,577	$404,316	$373,735
Substandard loans (2)	126,657	151,651	150,289

Total potential problem loans	$403,234	$555,967	$524,024

  (1)
  Loans categorized as special mention exhibit potential weaknesses that require the close attention of management. If left uncorrected, these potential weaknesses may result in the deterioration of repayment prospects at some future date.
  (2)
  Loans categorized as substandard continue to accrue interest, but exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. The loans continue to accrue interest because they are well secured and collection of principal and interest is expected within a reasonable time.

Potential problem loans totaled $403.2 million as of December 31, 2011, down $152.7 million, or 27.5%, from $556.0 million as of December 31, 2010. The decline from December 31, 2010 reflects management's efforts to remediate problem loans and the improvement in the overall credit metrics of the loan portfolio.

  OREO

OREO consists of properties acquired as the result of borrower defaults on loans. A discussion of our accounting policies for non-accrual loans is contained in Note 1 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K. OREO, excluding covered OREO, was $34.0 million at December 31, 2011, a $2.9 million increase from December 31, 2010.

Table 20
OREO Properties by Type
(Dollar amounts in thousands)

	December 31, 2011		December 31, 2010		December 31, 2009
	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Single-family homes	5	$985	6	$1,113	50	$9,245
Land parcels:
Raw land	8	8,316	5	7,467	4	9,658
Farm land	-	-	2	4,657	3	11,787
Commercial lots	19	5,944	14	4,096	1	620
Single-family lots	25	7,677	27	7,564	27	16,092

Total land parcels	52	21,937	48	23,784	35	38,157

Multi-family units	4	3,083	4	714	12	2,450
Commercial properties	16	7,970	12	5,458	15	7,285

Total OREO properties	77	33,975	70	31,069	112	57,137
Covered OREO	46	23,455	44	22,370	9	8,981

Total OREO properties	123	$57,430	114	$53,439	121	$66,118

  Disposals of Non-performing Assets

During the year ended December 31, 2011, we had gross reductions of non-performing assets totaling $110.8 million, comprised of $80.3 million in non-accrual loans that were sold, paid off, or transferred to held-for-sale and $30.5 million in OREO properties that were sold. The following tables summarize disposals of non-performing assets for the years ended December 31, 2011 and 2010.

Table 21
Disposals of Loans
(Dollar amounts in thousands)

	Proceeds	Book Value	Charge-offs
Loans sold or identified as held-for-sale in 2011
Commercial and industrial	$3,120	$4,226	$(1,106)
Commercial real estate:
Office retail, and, industrial	2,051	2,987	(936)
Residential construction	4,891	7,864	(2,973)
Commercial construction	3,800	4,000	(200)
Other commercial real estate	2,700	2,700	-

Total commercial real estate	13,442	17,551	(4,109)

Total loans sold or transferred to held-for-sale	16,562	21,777	(5,215)
Partial sales and paydowns	58,549	58,549	-

Total loans sold, paid off, or transferred to held-for-sale in 2011	$75,111	$80,326	$(5,215)

Loans sold in 2010
Bulk sale of non-accrual loans (1)	$12,540	$19,088	$(6,548)
Sale of potential problem loans (2)	4,000	11,138	(7,138)

Total loans sold in 2010	$16,540	$30,226	$(13,686)

  (1)
  This represents 36 relationships in various loan categories.

  (2)
  Includes primarily commercial and industrial loans related to a single borrower.

Proceeds from disposals of non-accrual loans represented 93.5% of carrying value for 2011 and 54.7% for 2010. Included in the totals are two loans held-for-sale totaling $4.2 million as of December 31, 2011.

Table 22
Disposals of OREO Properties
(Dollar amounts in thousands)

	Year Ended December 31, 2011			Year Ended December 31, 2010
	OREO	Covered OREO	Total	OREO	Covered OREO	Total
OREO sales
Proceeds from sales	$24,622	$13,109	$37,731	$47,418	$9,062	$56,480
Less: Basis of properties sold	30,485	13,147	43,632	64,456	9,137	73,593

Losses on sales of OREO, net	$(5,863)	$(38)	$(5,901)	$(17,038)	$(75)	$(17,113)

OREO transfers and write-downs
OREO transferred to premises, furniture, and equipment (at fair value)	$841	$-	$841	$9,455	$-	$9,455
OREO write-downs	$2,388	$1,397	$3,785	$23,196	$171	$23,367

OREO sales, excluding covered OREO, for 2011 consisted of 122 properties, comprised primarily of farmland, residential lots, and 1-4 family. In 2010, OREO sales consisted of over 200 properties with most of the sales in 1-4 family and residential lots.

In evaluating whether to enter into these transactions, management assessed current collateral values, projected cash flows, long-term costs to remediate and/or maintain collateral, current disposition strategies, and other unique circumstances specific to these loans. We continue to pursue the remediation of non-performing assets. Our efforts will likely be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, illiquidity in the real estate market, and higher levels of foreclosed real estate coming into the market.

  Credit Actions Taken in Fourth Quarter 2010

In fourth quarter 2010, the lagging market recovery for real estate in the suburban Chicago market warranted a reassessment of the existing disposition strategies for our non-performing assets and a shift to more aggressively pursue remediation. In selecting non-performing assets for disposition strategy reassessment, we specifically targeted approximately $115.0 million of construction-related loans and OREO that we believed were subject to longer estimated recovery periods and had a higher likelihood of further declines in value due to their geographic location. Our determination of the underlying collateral values was based on current offers. If offers were not available, we relied upon current offers for similar properties located in similar geographic areas. As a result, we wrote down selected non-performing construction loans and OREO to better reflect expected proceeds from disposition and recorded additional fourth quarter loan charge-offs and OREO write-downs of $47.7 million. Of these assets, approximately 20% remain at December 31, 2011.

Allowance for Credit Losses

  Methodology for the Allowance for Credit Losses

The allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments and is maintained by management at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio. Determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans, consideration of current economic trends, and other factors.

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses is dependent upon a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation by regulatory authorities of loan risk classifications. Management believes that the allowance for credit losses of $122.0 million is an appropriate estimate of credit losses inherent in the loan portfolio as of December 31, 2011.

The accounting policies underlying the establishment and maintenance of the allowance for credit losses are discussed in Note 1 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Table 23
Allowance for Credit Losses and
Summary of Credit Loss Experience
(Dollar amounts in thousands)

	Years ended December 31,
	2011	2010	2009	2008	2007
Change in allowance for credit losses:
Balance at beginning of year	$145,072	$144,808	$93,869	$61,800	$62,370
Loans charged-off:
Commercial and industrial	(31,180)	(35,829)	(56,903)	(14,557)	(6,424)
Agricultural	(1,570)	(1,301)	(180)	(42)	(15)
Office, retail, and industrial	(8,193)	(10,322)	(7,869)	(852)	-
Multi-family	(14,584)	(2,788)	(3,485)	(1,801)	(491)
Residential construction	(13,895)	(55,611)	(63,045)	(15,780)	(231)
Commercial construction	(6,316)	(8,356)	(3,620)	-	-
Other commercial real estate	(15,396)	(28,869)	(18,413)	(1,253)	(161)
Consumer	(9,411)	(9,609)	(13,589)	(5,476)	(2,599)
1-4 family mortgages	(1,120)	(1,031)	(934)	(576)	(145)

Total loans charged-off	(101,665)	(153,716)	(168,038)	(40,337)	(10,066)

Recoveries on loans previously charged-off:
Commercial and industrial	3,392	5,227	1,899	1,531	1,499
Agricultural	101	-	-	4	5
Office, retail, and industrial	79	612	13	120	-
Multi-family	410	363	2	5	1
Residential construction	2,830	770	403	-	-
Commercial construction	134	-	400	-	-
Other commercial real estate	508	494	116	5	195
Consumer	412	691	468	487	563
1-4 family mortgages	18	49	4	-	-

Total recoveries on loans previously charged-off	7,884	8,206	3,305	2,152	2,263

Net loans charged-off, excluding covered loans and covered OREO	(93,781)	(145,510)	(164,733)	(38,185)	(7,803)
Net charge-offs on covered loans	(9,911)	(1,575)	-	-	-

Net loans charged-off	(103,692)	(147,085)	(164,733)	(38,185)	(7,803)

Provision charged to operating expense:
Provision, excluding provision for covered loans	69,682	145,774	215,672	70,254	7,233
Provision for covered loans	51,267	27,009	-	-	-
Less: expected reimbursement from the FDIC	(40,367)	(25,434)	-	-	-

Net provision for covered loans	10,900	1,575	-	-	-

Total provision charged to operating expense	80,582	147,349	215,672	70,254	7,233

Balance at end of year	$121,962	$145,072	$144,808	$93,869	$61,800

Allowance for loan losses	$119,462	$142,572	$144,808	$93,869	$61,800
Reserve for unfunded commitments	2,500	2,500	-	-	-

Total allowance for credit losses	$121,962	$145,072	$144,808	$93,869	$61,800

	Years ended December 31,
	2011	2010	2009	2008	2007
Average loans, excluding covered loans	$5,101,621	$5,191,154	$5,348,979	$5,149,879	$4,943,479
Net loans charged-off to average loans, excluding covered loans	1.84%	2.80%	3.08%	0.74%	0.16%
Allowance for credit losses at end of period as a percent of:
Total loans, excluding covered loans	2.40%	2.84%	2.78%	1.75%	1.25%
Non-performing loans, excluding covered loans	62%	67%	58%	57%	156%
Average loans, including covered loans	$5,421,943	$5,440,752	$5,377,028	$5,149,879	$4,943,479
Net loans charged-off to average loans	1.91%	2.70%	3.06%	0.74%	0.16%
Allowance for credit losses at end of period as a percent of:
Total loans	2.28%	2.65%	2.71%	1.75%	1.25%
Non-performing loans	47%	48%	52%	57%	156%

  Activity in the Allowance for Credit Losses

The allowance for credit losses represented 2.40% of total loans, excluding covered loans, at December 31, 2011 compared to 2.84% at December 31, 2010. The allowance for credit losses as a percentage of non-performing loans, excluding covered loans, was 62% at December 31, 2011, down from 67% at December 31, 2010. An analysis of changes in the allowance for loan losses by portfolio segment is presented on the following pages.

The provision for loan losses was $80.6 million for 2011 compared to $147.3 million for 2010 and $215.7 million for 2009. Net charge-offs, excluding covered loans, for 2011 were $93.8 million compared to $145.5 million for 2010 and $164.7 million for 2009.

The elevated level of charge-offs in 2010 related to our shift in disposition strategy primarily for certain construction loans to more aggressively pursue disposition. This resulted in further charge-offs in addition to the charge-offs we had already taken under our previous disposition strategy.

Charge-offs related to covered loans for 2011 and 2010 reflect the decline in estimated cash flows of certain acquired loans, net of the reimbursement from the FDIC under the FDIC Agreements. Management re-estimates cash flows periodically, and any declines in estimated cash flows on a present value basis, net of loss share, are reflected as charge-offs in that period. Conversely, any increases in estimated cash flows, net of loss share, are recorded through prospective yield adjustments over the remaining lives of the specific loans. To date, cumulative increases in estimated cash flows have exceeded cumulative declines.

  Allocation of the Allowance for Credit Losses

Table 24
Allocation of Allowance for Credit Losses
(Dollar amounts in thousands)

	As of December 31,
	2011	2010	2009	2008	2007
Commercial, industrial, and agricultural	$46,017	$49,545	$54,452	$22,189	$27,380
Commercial real estate:
Office, retail, and industrial	16,012	20,758	20,164	22,048	(1)
Multi-family	5,067	3,996	4,555	2,680	(1)
Residential construction	14,563	27,933	33,078	32,910	(1)
Other commercial real estate (2)	24,471	29,869	21,084	7,927	(1)

Total commercial real estate	60,113	82,556	78,881	65,565	29,404

Consumer	14,843	12,971	11,475	6,115	5,016

Total, excluding allowance for covered loans	120,973	145,072	144,808	93,869	61,800
Covered loans	989	-	-	-	-

Total	$121,962	$145,072	$144,808	$93,869	$61,800

Total loans, excluding covered loans	$5,088,113	$5,100,560	$5,203,246	$5,360,063	$4,963,672
Total loans	$5,348,615	$5,472,289	$5,349,565	$5,360,063	$4,963,672
Allowance for credit losses as a percent of:
Loans:
Commercial, industrial, and agricultural	2.70%	2.93%	3.30%	1.30%	1.73%
Commercial real estate:
Office, retail, and industrial	1.23%	1.72%	1.66%	2.15%	(1)
Multi-family	1.76%	1.14%	1.36%	0.93%	(1)
Residential construction	13.76%	15.99%	10.54%	6.46%	(1)
Other commercial real estate	2.37%	2.93%	2.05%	0.73%	(1)
Total commercial real estate	2.20%	3.00%	2.73%	2.26%	1.13%
Consumer	2.25%	1.97%	1.73%	0.82%	0.64%
Total, excluding covered loans	2.40%	2.84%	2.78%	1.75%	1.25%
  (1)
  Prior to 2008, we allocated our allowance for commercial real estate loans to the general category of commercial real estate.
  (2)
  Includes commercial construction.

The allowance for credit losses declined $23.1 million from $145.1 million as of December 31, 2010 to $122.0 million as of December 31, 2011. During 2011, we saw declines in non-accrual, non-performing, and potential problem loans, as well as a shift away from construction loans, all of which drove improved credit metrics and a decrease in our estimate of credit losses inherent in the loan portfolio and the amount of allowance for credit losses deemed appropriate to cover those losses.

In 2011, we decreased our allowance for loan losses for all categories of loans, excluding multi-family loans and covered loans. The increase in the allowance for loan losses allocated to multi-family loans reflects management's estimate of potential losses on smaller-sized loans in this portfolio. The allowance for loan losses on covered loans is allocated to open-ended consumer loans that are not categorized as impaired loans.

In 2010, we maintained the allowance for credit losses consistent with the December 31, 2009 level with a decrease in the allowance allocated to commercial, industrial, and agricultural loans offset by an increase in the amount allocated to other commercial real estate loans. We also reduced the allowance allocated to residential construction loans in 2010. Due to the level of charge-offs on these loans in 2009 and 2010 and the level of risk associated with the remaining loans, we estimated that a lower level of inherent losses remained in that portfolio as of December 31, 2010.

We increased our allowance for credit losses by $50.9 million from December 31, 2008 to December 31, 2009 based in large part on higher charge-offs in each loan category.

In 2008, we more than doubled the allowance for credit losses allocated to commercial real estate loans, increasing it from $29.4 million as of December 31, 2007 to $65.6 million as of December 31, 2008. The 2008 increase was the direct result of the economic decline and resulting impact on real estate and related markets, which was reflected in lower collateral values.

INVESTMENT IN BANK-OWNED LIFE INSURANCE

We purchase life insurance policies on the lives of certain directors and officers and are the sole owner and beneficiary of the policies. We invest in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefit costs. Therefore, our BOLI policies are intended to be long-term investments to provide funding for long-term liabilities. We record these BOLI policies as a separate line item in the Consolidated Statements of Financial Condition at each policy's respective CSV with changes recorded in noninterest income in the Consolidated Statements of Income. As of December 31, 2011, the CSV of BOLI assets totaled $206.2 million.

As of December 31, 2011, 28.6% of our total BOLI portfolio is in general account life insurance distributed between nine insurance carriers, all of which carry investment grade ratings. This general account life insurance typically includes a feature guaranteeing minimum returns. The remaining 71.4% is in separate account life insurance, which is managed by third party investment advisors under pre-determined investment guidelines. Stable value protection is a feature available for separate account life insurance policies that is designed to protect, within limits, a policy's CSV from market fluctuations on underlying investments. Our entire separate account portfolio has stable value protection purchased from a highly rated financial institution. To the extent fair values on individual contracts fall below 80%, the CSV of the specific contracts may be reduced or the underlying assets may be transferred to short-duration investments, resulting in lower earnings.

BOLI income for 2011 increased 43.0% from 2010. Since fourth quarter 2008, management elected to accept lower market returns in order to reduce our risk to market volatility through investment in shorter-duration, lower yielding money market instruments. This strategy also had the effect of improving our regulatory capital ratios by reducing risk-weighted assets.

GOODWILL

Goodwill is included in goodwill and other intangible assets in the Consolidated Statements of Financial Condition. The carrying value of goodwill was $265.5 million as of both December 31, 2011 and December 31, 2010. As described in Note 8 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K, goodwill is tested at least annually for impairment or when events or circumstances indicate a need to perform interim tests. Impairment testing is performed by comparing the carrying value of the reporting unit with management's estimate of the fair value of the reporting unit, which is based on a discounted cash flow analysis. During 2011, we performed an analysis of goodwill at September 30, 2011 and updated that assessment during fourth quarter 2011. We determined that goodwill was not impaired at either date.

DEFFERED TAX ASSETS

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For additional discussion of income taxes, see Notes 1 and 14 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K. Income tax expense and benefits recorded due to changes in uncertain tax positions are also described in Note 14.

Table 25
Deferred Tax Assets
(Dollar amounts in thousands)

	December 31,			% Change
	2011	2010	2009	2011-2010	2010-2009
Deferred tax assets	$102,624	$113,353	$92,479	(9.5)	22.6
Valuation allowance	-	30	2,503	(100.0)	(98.8)

The decrease in deferred tax assets in 2011 was primarily attributable to a reduction in the allowance for loan losses for which there is a zero tax basis.

Management assessed whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. This assessment considered whether in the periods of reversal, the deferred tax assets can be realized through carryback to income in prior years, future reversals of existing deferred tax liabilities, and future taxable income, including taxable income resulting from the application of future tax planning strategies. The assessment also considered positive and negative evidence, including pre-tax income and loss during the current and prior two years, pre-tax pre-provision operating earnings during that period, performance versus budget, the Company's capital position, and trends in non-performing assets and adversely rated loans. Management determined that it is more likely than not that deferred tax assets as of December 31, 2011 will be fully realized and no valuation allowance is required.

The increase in deferred tax assets in 2010 was primarily attributable to an increase in federal and state loss and credit carryforwards and the tax effects of securities valuation adjustments recorded in other comprehensive income (loss).

The valuation allowance at December 31, 2010 and December 31, 2009 related to certain state deferred tax assets, including net operating loss and credit carryforwards, which were not expected to be fully realized. In 2010, the valuation allowance was reduced to a nominal amount. The decrease resulted from certain statutory and structural changes that made it more likely than not that the referenced state deferred tax assets would be realized in full.

FUNDING AND LIQUIDITY MANAGEMENT

Liquidity measures the ability to meet current and future cash flows as they become due. Our approach to liquidity management is to obtain funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs. Our liquidity policy establishes parameters as to how liquidity should be managed to maintain flexibility in responding to changes in liquidity needs over a 12-month forward-looking period, including the requirement to formulate a quarterly liquidity compliance plan for review by the Bank's Board of Directors. The compliance plan includes an analysis that measures projected needs to purchase and sell funds. The analysis incorporates a set of projected balance sheet assumptions that are updated at least quarterly. Based on these assumptions, we determine our total cash liquidity on hand and excess collateral capacity from pledging, unused federal funds purchased lines, and other unused borrowing capacity such as FHLB advances, resulting in a calculation of our total liquidity capacity. Our total policy-directed liquidity requirement is to have funding sources available to cover 66.7% of non-collateralized, non-FDIC insured, non-maturity deposits. Based on our projections as of December 31, 2011, we expect to have liquidity capacity in excess of policy guidelines for the forward twelve-month period.

The liquidity needs of First Midwest Bancorp, Inc. on an unconsolidated basis (the "Parent Company") consist primarily of operating expenses, debt service payments, and dividend payments to our stockholders. The primary source of liquidity for the Parent Company is dividends from subsidiaries. The Parent Company had $87.3 million in junior subordinated debentures related to trust-preferred securities, $50.5 million in other subordinated debt outstanding, $114.4 million in senior debt, and cash and equivalent short-term investments of $47.1 million at December 31, 2011. At December 31, 2011, the Parent Company did not have any unused short-term credit facilities available to fund cash flows. The Parent Company has the ability to enhance its liquidity position by raising capital or incurring debt.

Total deposits and borrowed funds as of December 31, 2011 are summarized in Notes 9 and 10 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K. The following table provides a comparison of average funding sources over the last three years. We believe that average balances, rather than period-end balances, are more meaningful in analyzing funding sources because of the inherent fluctuations that may occur on a monthly basis within most funding categories.

Table 26
Funding Sources - Average Balances
(Dollar amounts in thousands)

	Years Ended December 31,						% Change
	2011	% of Total	2010	% of Total	2009	% of Total	2011-2010	2010-2009
Demand deposits	$1,498,900	21.5	$1,224,629	18.0	$1,061,208	15.0	22.4	15.4
Savings deposits	934,937	13.4	815,371	12.0	751,386	10.7	14.7	8.5
NOW accounts	1,091,184	15.7	1,082,774	15.9	984,529	13.9	0.8	10.0
Money market accounts	1,230,090	17.7	1,199,362	17.6	937,766	13.3	2.6	27.9

Transactional deposits	4,755,111	68.3	4,322,136	63.5	3,734,889	52.9	10.0	15.7

Time deposits	1,773,188	25.4	1,971,684	28.9	1,961,244	27.8	(10.1)	0.5
Brokered deposits	18,821	0.3	19,953	0.3	39,963	0.5	(5.7)	(50.1)

Total time deposits	1,792,009	25.7	1,991,637	29.2	2,001,207	28.3	(10.0)	(0.5)

Total deposits	6,547,120	94.0	6,313,773	92.7	5,736,096	81.2	3.7	10.1

Securities sold under agreements to repurchase	117,065	1.7	191,826	2.8	398,062	5.6	(39.0)	(51.8)
Federal funds purchased and other borrowed funds	148,637	2.1	167,348	2.5	720,730	10.2	(11.2)	(76.8)

Total borrowed funds	265,702	3.8	359,174	5.3	1,118,792	15.8	(26.0)	(67.9)

Senior and subordinated debt	150,285	2.2	137,739	2.0	208,621	3.0	9.1	(34.0)

Total funding sources	$6,963,107	100.0	$6,810,686	100.0	$7,063,509	100.0	2.2	(3.6)

Average Funding Sources

Total average funding sources for 2011 increased $152.4 million, or 2.2%, from 2010 resulting from a $433.0 million, or 10.0%, increase in average transactional deposits and a $12.5 million, or 9.1%, increase in senior and subordinated debt. These increases were partially offset by declines in higher-costing time deposits of $199.6 million, or 10.0%, and borrowed funds of $93.5 million, or 26.0%. The rise in demand deposits and drop in time deposits resulted in a more favorable product mix.

Total average funding sources for 2010 decreased 3.6%, or $252.8 million, from 2009 with most of the increase in borrowed funds (discussed below). Average transactional deposits for 2010 were $4.3 billion, an increase of $587.2 million, or 15.7%, from 2009. Contributing to this increase was approximately $325 million in core transactional deposits acquired through FDIC-assisted transactions.

Borrowed Funds

Securities sold under agreements to repurchase and federal funds purchased generally mature within 1 to 90 days from the transaction date. Other borrowed funds consist of term auction facilities issued by the Federal Reserve that mature within 90 days. Federal term auction facilities were discontinued during 2010. A discussion of borrowed funds is presented in the next table.

Table 27
Borrowed Funds
(Dollar amounts in thousands)

	2011		2010		2009
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year-end:
Securities sold under agreements to repurchase	$92,871	0.02	$166,474	0.04	$238,390	0.38
Federal funds purchased	-	-	-	-	-	-
FHLB advances	112,500	2.13	137,500	1.95	152,786	2.03
Federal term auction facilities	-	-	-	-	300,000	0.25

Total borrowed funds	$205,371	1.17	$303,974	0.90	$691,176	0.69

Average for the year:
Securities sold under agreements to repurchase	$117,065	0.02	$191,826	0.14	$398,062	1.40
Federal funds purchased	603	0.22	4,371	0.15	164,627	0.22
FHLB advances	148,034	1.84	142,703	2.06	174,643	3.21
Federal term auction facilities	-	-	20,274	0.25	381,460	0.27

Total borrowed funds	$265,702	1.03	$359,174	0.91	$1,118,792	1.12

Maximum amount outstanding at any day during the year:
Securities sold under agreements to repurchase	$174,810		$683,685		$920,955
Federal funds purchased	175,000		60,000		630,000
FHLB advances	302,500		272,802		585,736
Federal term auction facilities	1		300,000		750,000
Weighted-average maturity of FHLB advances	19.3 months		27.6 months		37.5 months

Average borrowed funds totaled $265.7 million for 2011, decreasing $93.5 million, or 26.0%, from 2010, following a decrease of $759.6 million, or 67.9%, from 2009 to 2010. Since the last half of 2009, we reduced funding costs by using the proceeds from securities sales and maturities to reduce our level of borrowed funds and time deposits, resulting in an increase in our net interest margins.

For 2011, the maximum daily balance in securities sold under agreements to repurchase occurred in January 2011. The increased funding was required to temporarily obtain collateral to pledge increased balances on our public accounts due to seasonal trends. For federal funds purchased, the maximum daily balance of 2011 occurred in April 2011 as a result of a test of the federal funds line. We test this line occasionally throughout the year to ensure availability. With the exception of two such tests, we did not have any federal funds purchased during the year. The maximum daily balance in FHLB advances occurred in September 2011 when we obtained a short-term $165.0 million FHLB advance with an interest rate of 6 basis points. The proceeds were used to purchase short-term investments, which earned a higher interest rate than the advance. The advance was paid off in October 2011.

We make interchangeable use of repurchase agreements, FHLB advances, federal funds purchased, and, prior to March 2010, federal term auction facilities to supplement deposits and leverage the interest yields produced through our securities portfolio.

Senior and Subordinated Debt

Average senior and subordinated debt increased $12.5 million, or 9.1%, in 2011 compared to 2010 following a $70.9 million, or 34.0%, decline from 2009 to 2010.

As further explained in the section titled "Management of Capital" of this Item 7, in November 2011, we redeemed $193.0 million of Preferred Shares issued to the Treasury. The redemption was funded through a combination of existing liquid assets and the proceeds from a $115.0 senior debt issuance. Interest paid on the new senior debt in 2011 reduced net interest margin by one basis point.

In 2009, we completed an offer to exchange approximately one-third each of our subordinated notes and trust-preferred subordinated debt for newly issued shares of Common Stock. The exchanges strengthened the composition of our capital base by increasing our Tier 1 common and tangible common equity ratios, while also reducing the interest expense associated with the debt securities.

As a result of the exchange offers, $39.3 million of 6.95% trust-preferred subordinated debt was retired at a discount of 20% in exchange for 3,058,410 shares of Common Stock, and $29.5 million of 5.85% subordinated debt was retired at a discount of 10% in exchange for 2,584,695 shares of Common Stock. Subsequent to the exchanges, we retired an additional $1.0 million of trust-preferred subordinated debt at a discount of 20% for cash and $20.0 million of subordinated notes at a discount of 7% for cash. In the aggregate, the exchange offers and the subsequent retirement of debt for cash resulted in the recognition of $15.3 million in pre-tax gains in 2009.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENT LIABILITIES

Through our normal course of operations, we enter into certain contractual obligations and other commitments. Such obligations generally relate to the funding of operations through deposits or debt issuances, as well as leases for premises and equipment. As a financial services provider, we routinely enter into commitments to extend credit. While contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process as all comparable loans we make.

The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2011. Further discussion of the nature of each obligation is included in the referenced note of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

Table 28
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items
(Dollar amounts in thousands)

		Payments Due In
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Transactional deposits (no stated maturity)	9	$4,820,058	$-	$-	$-	$4,820,058
Time deposits	9	1,227,564	323,914	107,072	567	1,659,117
Borrowed funds	10	55,824	126,656	22,891	-	205,371
Subordinated debt	11	-	-	-	252,153	252,153
Operating leases	7	3,627	6,299	4,398	5,552	19,876
Pension liability	15	5,276	10,078	10,386	26,124	51,864
Uncertain tax positions liability	14	N/A	N/A	N/A	N/A	346
Commitments to extend credit	20	N/A	N/A	N/A	N/A	1,348,761
Letters of credit	20	N/A	N/A	N/A	N/A	116,566

MANAGEMENT OF CAPITAL

Capital Measurements

A strong capital structure is crucial in maintaining investor confidence, accessing capital markets, and enabling us to take advantage of future profitable growth opportunities. Our capital policy requires that the Company and the Bank maintain capital ratios in excess of the minimum regulatory guidelines. It serves as an internal discipline in analyzing business risks and internal growth opportunities and sets targeted levels of return on equity. Under regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements set and administered by the federal banking agencies. These requirements specify minimum capital ratios, defined as Tier 1 and total capital as a percentage of assets and off-balance sheet items that have been weighted according to broad risk categories and a leverage ratio calculated as Tier 1 capital as a percentage of adjusted average assets. We manage our capital ratios for both the Company and the Bank to consistently maintain such measurements in excess of the Federal Reserve's minimum levels considered to be "well-capitalized," which is the highest capital category established.

Capital resources of financial institutions are also regularly measured by tangible equity ratios, which are non-GAAP measures. Tangible common equity equals total shareholders' equity as defined by GAAP less goodwill and other intangible assets and preferred stock, which does not benefit common shareholders. Tangible assets equal total assets as defined by GAAP less goodwill and other intangible assets. The tangible equity ratios are a valuable indicator of a financial institution's capital strength since they eliminate intangible assets from shareholders' equity.

The following table presents our consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve to be categorized as "well-capitalized." All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of December 31, 2011 and 2010.

Table 29
Capital Measurements

	December 31,		Regulatory Minimum For "Well- Capitalized"	Excess Over Required Minimums at December 31, 2011
	2011	2010
				(Dollar amounts in millions)
Regulatory capital ratios:
Total capital to risk-weighted assets	13.68%	16.27%	10.00%	37%	$230
Tier 1 capital to risk-weighted assets	11.61%	14.20%	6.00%	94%	$350
Tier 1 leverage to average assets	9.28%	11.21%	5.00%	86%	$334
Regulatory capital ratios, excluding preferred stock (1):
Total capital to risk-weighted assets	13.68%	13.21%	10.00%	37%	$230
Tier 1 capital to risk-weighted assets	11.61%	11.15%	6.00%	94%	$350
Tier 1 leverage to average assets	9.28%	8.80%	5.00%	86%	$334
Tier 1 common capital to risk-weighted assets (2)(3)	10.26%	9.81%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity ratios:
Tangible common equity to tangible assets	8.83%	8.06%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity, excluding other comprehensive loss, to tangible assets	9.00%	8.41%	N/A (3)	N/A (3)	N/A (3)
Tangible common equity to risk-weighted assets	10.88%	10.02%	N/A (3)	N/A (3)	N/A (3)
Regulatory capital ratios, Bank only:
Total capital to risk-weighted assets	14.37%	13.87%	10.00%	44%	$268
Tier 1 capital to risk-weighted assets	13.11%	12.61%	6.00%	119%	$436
Tier 1 leverage to average assets	10.37%	9.88%	5.00%	107%	$416
  (1)
  These ratios as of December 31, 2010 exclude the impact of $193.0 million in Preferred Shares issued to the Treasury. For additional discussion of the Preferred Shares, refer to Note 12 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

  (2)
  Excludes the impact of Preferred Shares as of December 31, 2010 and trust-preferred securities.

  (3)
  Ratio is not subject to formal Federal Reserve regulatory guidance.

All regulatory mandated ratios for characterization as "well-capitalized" were exceeded as of December 31, 2011.

All other ratios presented in the table above are capital adequacy metrics used and relied upon by investors and industry analysts; however, they are non-GAAP financial measures for SEC purposes. These non-GAAP measures are valuable indicators of a financial institution's capital strength since they eliminate intangible assets from stockholders' equity and retain the effect of accumulated other comprehensive loss in stockholders' equity. Reconciliations of the components of those ratios to GAAP are presented in the table below.

Table 30
Reconciliation of Capital Components to Regulatory Requirements and GAAP
(Dollar amounts in thousands)

	December 31,
	2011	2010
Reconciliation of Capital Components to Regulatory Requirements
Total regulatory capital, as defined in federal regulations	$853,961	$1,027,761
Preferred equity	-	(193,000)

Total regulatory capital, excluding preferred stock	$853,961	$834,761

Tier 1 capital, as defined in federal regulations	$724,863	$897,410
Preferred equity	-	(193,000)

Tier 1 regulatory capital, excluding preferred stock	724,863	704,410
Trust preferred securities included in Tier 1 capital	(84,730)	(84,730)

Tier 1 common capital	$640,133	$619,680

Risk-weighted assets, as defined in federal regulations	$6,241,191	$6,317,744
Average assets, as defined in federal regulations	$7,813,637	$8,002,186
Total capital to risk-weighted assets	13.68%	16.27%
Total capital, excluding preferred stock, to risk-weighted assets	13.68%	13.21%
Tier 1 capital to risk-weighted assets	11.61%	14.20%
Tier 1 capital, excluding preferred stock, to risk-weighted assets	11.61%	11.15%
Tier 1 common capital to risk-weighted assets	10.26%	9.81%
Tier 1 leverage to average assets	9.28%	11.21%
Tier 1 leverage, excluding preferred stock, to average assets	9.28%	8.80%
Reconciliation of Capital Components to GAAP
Total stockholder's equity	$962,587	$1,112,045
Preferred equity	-	(193,000)

Common equity	962,587	919,045
Goodwill and other intangible assets	(283,650)	(286,033)

Tangible common equity	678,937	633,012
Accumulated other comprehensive loss	13,276	27,739

Tangible common equity, excluding accumulated other comprehensive loss	$692,213	$660,751

Total assets	$7,973,594	$8,138,302
Goodwill and other intangible assets	(283,650)	(286,033)

Tangible assets	$7,689,944	$7,852,269

Tangible common equity to tangible assets	8.83%	8.06%
Tangible common equity, excluding accumulated other comprehensive loss, to tangible assets	9.00%	8.41%
Tangible common equity to risk-weighted assets	10.88%	10.02%

The Board reviews the Company's capital plan each quarter giving consideration to the current and expected operating environment as well as an evaluation of various capital deployment alternatives.

For further details of the regulatory capital requirements and ratios as of December 31, 2011 and 2010 for the Company and the Bank, see Note 18 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Redemption of Preferred Shares

In December 2008, we received $193.0 million from the sale of Preferred Shares to the Treasury as part of its CPP. In connection with the CPP, we issued to the Treasury (i) a total of 193,000 Preferred Shares and (ii) a Warrant to purchase up to 1,305,230 shares of the Company's Common Stock. Both the Preferred Shares and the Warrant were accounted for as components of our regulatory Tier 1 capital.

In November 2011, we redeemed all of the $193.0 million of Preferred Shares. The redemption was funded through a combination of existing liquid assets and the proceeds from a senior debt issuance. In December 2011, we paid $900,000 to the Treasury to redeem the Warrant, which concluded our participation in the CPP.

Common Shares Issued

In January 2010, we issued a total of 18,818,183 shares of Common Stock at a price of $11.00 per share, which resulted in a $196.0 million increase in stockholders' equity, net of the underwriting discount and related expenses. We used the proceeds to improve the quality of our capital position and for general operating purposes.

We had 85,787,354 shares issued as of December 31, 2011 and 2010. There were 74,435,004 shares outstanding as of December 31, 2011 and 74,095,695 shares outstanding as of December 31, 2010.

Stock Repurchase Programs

Shares repurchased are held as treasury stock and are available for issuance in conjunction with our Dividend Reinvestment Plan, qualified and nonqualified retirement plans, share-based compensation plans, and other general corporate purposes. We reissued 103,770 treasury shares in 2011 and 18,845 treasury shares in 2010 to fund such plans.

Dividends

The Board declared quarterly Common Stock dividends of $0.010 per share for the past twelve quarters.

Other Transactions

In January 2010, the Company made a $100.0 million capital contribution to the Bank. In addition, the Bank sold $168.1 million of non-performing assets to the Company in March 2010. On the date of the sale, the Company recorded the assets at fair value. Since the majority of the assets were collateral-dependent loans, fair value was determined based on the lower of the recorded book value of the loan or the estimated fair value of the underlying collateral less costs to sell. No allowance for credit losses was recorded by the Company on the date of the purchase of these assets. The Company had non-performing assets totaling $45.2 million as of December 31, 2011 and $93.1 million as of December 31, 2010. This transaction did not change the presentation of these non-performing assets in the consolidated financial statements and did not impact the Company's consolidated financial position, results of operations, or regulatory ratios. However, these two transactions improved the Bank's asset quality, capital ratios, and liquidity.

QUARTERLY REVIEW

Table 31
Quarterly Earnings Performance (1)
 (Dollar amounts in thousands, except per share data)

	2011				2010
	Fourth	Third (2)	Second (2)	First (2)	Fourth	Third	Second	First
Interest income	$78,757	$80,175	$81,296	$81,283	$82,476	$82,338	$82,274	$81,779
Interest expense	(9,679)	(9,640)	(9,935)	(10,637)	(10,897)	(12,125)	(12,655)	(13,841)

Net interest income	69,078	70,535	71,361	70,646	71,579	70,213	69,619	67,938

Provision for loan losses	(21,902)	(20,425)	(18,763)	(19,492)	(73,897)	(33,576)	(21,526)	(18,350)
Noninterest income	25,669	24,142	24,963	23,677	24,505	24,377	21,886	21,264
Gains on securities sales, net	649	626	1,531	540	1,718	7,340	2,255	5,820
Securities impairment losses	(759)	(177)	-	-	(56)	(964)	(1,134)	(2,763)
Gain on FDIC-assisted transactions	-	-		-	-	-	4,303	-
Gain on acquisition of deposits	1,076	-	-	-	-	-	-	-
Noninterest expense	(66,591)	(64,176)	(65,719)	(65,418)	(77,074)	(68,777)	(67,455)	(65,473)

Income (loss) before income tax (expense) benefit	7,220	10,525	13,373	9,953	(53,225)	(1,387)	7,948	8,436
Income tax benefit (expense)	(296)	(1,583)	(2,720)	91	25,066	3,972	(139)	(355)

Net income (loss)	6,924	8,942	10,653	10,044	(28,159)	2,585	7,809	8,081
Preferred dividends and accretion on preferred stock	(3,027)	(2,586)	(2,582)	(2,581)	(2,579)	(2,575)	(2,573)	(2,572)
Net loss (income) applicable to non-vested restricted shares	(20)	(93)	(100)	(137)	411	1	(65)	(81)

Net income (loss) applicable to common shares	$3,877	$6,263	$7,971	$7,326	$(30,327)	$11	$5,171	$5,428

Basic earnings (loss) per common share	$0.05	$0.09	$0.11	$0.10	$(0.41)	$-	$0.07	$0.08
Diluted earnings (loss) per common share	$0.05	$0.09	$0.11	$0.10	$(0.41)	$-	$0.07	$0.08
Dividends declared per common share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Return on average common equity	1.60%	2.60%	3.39%	3.20%	(12.49% )	0.00%	2.16%	2.38%
Return on average assets	0.34%	0.43%	0.52%	0.50%	(1.34% )	0.13%	0.40%	0.43%
Net interest margin – tax-equivalent	3.95%	3.97%	4.10%	4.15%	4.02%	4.05%	4.21%	4.28%
  (1)
  All ratios are presented on an annualized basis.
  (2)
  The first three quarters of 2011 have been restated to correct a 2011 actuarial pension expense calculation related to the valuation of future early retirement benefits. The net impact was a reduction to net income of $174,000 per quarter, which had no impact on quarterly earnings per common share.

FOURTH QUARTER 2011 vs. 2010

Net income for fourth quarter 2011 was $6.9 million, before adjustments for preferred dividends and non-vested restricted shares, with a net income of $3.9 million, or $0.05 per share, available to common shareholders after such adjustments. This compares to a net loss available to common shareholders of $30.3 million, or $0.41 per share, for fourth quarter 2010.

Table 32
Quarterly Operating Earnings (1)
(Dollar amounts in thousands)

	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
Income (loss) before taxes	$7,220	$10,525	$13,373	$9,953	$(53,225)	$(1,387)	$7,948	$8,436
Provision for loan losses	21,902	20,425	18,763	19,492	73,897	33,576	21,526	18,350

Pre-tax, pre-provision earnings	29,122	30,950	32,136	29,445	20,672	32,189	29,474	26,786

Non-operating items
Securities gains, net	(110)	449	1,531	540	1,662	6,376	1,121	3,057
Gain on FDIC-assisted transactions	-	-	-	-	-	-	4,303	-
Severance-related costs	(2,000)	-	-	-	-	-	-	-
Integration costs associated with FDIC- assisted transactions	-	-	-	-	(576)	(847)	(1,772)	(129)
Gain on acquisition of deposits	1,076	-	-	-	-	-	-	-
Losses realized on OREO	(1,425)	(2,611)	(3,423)	(2,227)	(15,412)	(8,265)	(8,924)	(7,879)

Total non-operating items	(2,459)	(2,162)	(1,892)	(1,687)	(14,326)	(2,736)	(5,272)	(4,951)

Pre-tax, pre-provision core operating earnings	$31,581	$33,112	$34,028	$31,132	$34,998	$34,925	$34,746	$31,737

  (1)
  The Company's accounting and reporting policies conform to GAAP and general practice within the banking industry. As a supplement to GAAP, the Company has provided this non-GAAP performance result. The Company believes that this non-GAAP financial measure is useful because it allows investors to assess the Company's operating performance. Although this non-GAAP financial measure is intended to enhance investors' understanding of the Company's business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP.

Pre-tax, pre-provision operating earnings decreased by $3.4 million from fourth quarter 2010 to fourth quarter 2011 driven by a decline in net interest income and a $1.3 million correction of a 2010 actuarial pension expense calculation related to the valuation of future early retirement benefits recorded in fourth quarter 2011.

Average interest-earning assets for fourth quarter 2011 decreased $156.9 million, or 2.1%, from fourth quarter 2010. The decline was due to a reduction in average loans and covered interest-earning assets.

Tax-equivalent net interest margin for fourth quarter 2011 was 3.95%, a decline of 7 basis points from fourth quarter 2010. The drop from the prior year was primarily due to the impact of the additional senior debt issued in November 2011 related to the redemption of Preferred Shares, lower average loans, and deposits invested in low-yielding short-term investments.

Fee-based revenues for fourth quarter 2011 grew 6.6% compared to fourth quarter 2010. Net securities gains were $110,000 for fourth quarter 2011 and were net of other-than-temporary impairment charges of $759,000 related to two CDOs.

Total noninterest expense for fourth quarter 2011 declined 13.6% from fourth quarter 2010. Fourth quarter 2011 salaries and wages increased 4.0% compared to fourth quarter 2011 as a result of severance costs stemming from an organizational realignment, partially offset by reductions in short-term incentive and share-based compensation. Retirement and other employee benefits rose from fourth quarter 2010 to fourth quarter 2011 and were impacted by higher profit sharing expense, employee insurance, and payroll taxes attributed to increased sales staff, and the correction of the 2010 actuarial pension expense calculation.

OREO expenses for fourth quarter 2011 declined 83.4% from fourth quarter 2010 due to continued remediation efforts. Fourth quarter 2010 OREO expenses were elevated due to higher levels of write-downs and losses on sales of OREO and related operating expenses.

An increase in real estate taxes paid to preserve our rights to collateral associated with problem loans, as well as higher legal fees incurred to remediate problem credits, drove higher levels of loan remediation costs compared to fourth quarter 2010.

FDIC premiums decreased compared to fourth quarter 2010 primarily due to a change in regulatory requirements for calculating the premium.

Average funding sources for fourth quarter 2011 were $82.6 million, or 1.2%, lower than fourth quarter 2010 resulting from a drop in average time deposits. However, demand deposits increased from fourth quarter 2010 to fourth quarter 2011, including approximately $23 million of average deposits acquired in a December 2011 transaction, which resulted in a more favorable product mix.

Table 33
Borrowed Funds – Quarterly Comparison
(Dollar amounts in thousands)

	Fourth Quarter 2011		Fourth Quarter 2010
	Amount	Rate (%)	Amount	Rate (%)
Average for the quarter:
Securities sold under agreements to repurchase	$87,893	0.02	$143,549	0.06
Federal funds purchased	-	-	1	-
FHLB advances	164,946	1.60	137,500	1.99

Total borrowed funds	$252,839	1.05	$281,050	1.00

Maximum amount outstanding at any day during the quarter:
Securities sold under agreements to repurchase	$97,383		$186,602
Federal funds purchased	-		125
FHLB advances	302,500		137,500

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

We have numerous accounting policies, of which the most significant are presented in Note 1 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management determined that our accounting policies with respect to the allowance for credit losses, evaluation of impairment of securities, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, therefore, are considered to be critical accounting policies, as discussed below.

Allowance for Credit Losses

Determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans, consideration of current economic trends, and other factors, all of which may be susceptible to significant change. Credit exposures deemed to be uncollectible are charged-off against the allowance for loan losses, while recoveries of amounts previously charged-off are credited to the allowance for loan losses. Additions to the allowance for loan losses are established through the provision for loan losses charged to expense. The amount charged to operating expense is dependent upon a number of factors including historic loan growth, changes in the composition of the loan portfolio, net charge-off levels, and our assessment of the allowance for loan losses. For a full discussion of our methodology for determining the allowance for credit losses, see Note 1 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Evaluation of Securities for Impairment

The fair values of securities are based on quoted prices obtained from third party pricing services or dealer market participants where a ready market for such securities exists. Where an active market does not exist, as for our CDOs, we have estimated fair value using a cash flow model with the assistance of a structured credit valuation firm. The valuation for each of the CDOs relies on independently verifiable historical financial data. The valuation firm performs a credit analysis of each of the entities comprising the collateral underlying each CDO in order to estimate the likelihood of default by any of these entities on their trust-preferred obligation. Cash flows are modeled based upon the contractual terms of the CDO and discounted to their present values to derive the estimated fair value of the individual CDO, as well as any credit loss or impairment. We believe the model uses reasonable assumptions to estimate fair values where no market exists for these investments.

On a quarterly basis, we make an assessment to determine whether there have been any events or circumstances to indicate that a security with an unrealized loss is other-than-temporarily impaired. In evaluating other-than-temporary impairment, the Company considers many factors including the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; and the likelihood that the Company would be required to sell them before recovery of their amortized cost bases. The term other-than-temporary is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or that there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss and included in securities gains, net, but only to the extent the impairment is related to credit deterioration. The amount of the impairment related to other factors is recognized in other comprehensive income (loss) unless management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery. For additional discussion on securities, see Notes 1 and 3 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Income Taxes

We determine our income tax expense based on management's judgments and estimates regarding permanent differences in the treatment of specific items of income and expense for financial statement and income tax purposes. These permanent differences result in an effective tax rate that differs from the federal statutory rate. In addition, we recognize deferred tax assets and liabilities in the Consolidated Statements of Financial Condition based on management's judgment and estimates regarding timing differences in the recognition of income and expenses for financial statement and income tax purposes.

We also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more likely than not. In making this assessment, management makes judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Management believes that it is more likely than not that deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized, although there is no guarantee that those assets will be recognizable in future periods. For additional discussion of income taxes, see Notes 1 and 15 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

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

In some cases, we have identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "remains optimistic about," "expects," "should," "could," "seeks," "may," "will continue to," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends," or similar expressions identifying forward-looking statements within the meaning of the PSLRA, including the negative of those words and phrases. These forward-looking statements are based on management's current views and assumptions regarding future events, future business conditions, and our outlook for the Company based on currently available information. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only at the date made.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned "Forward-Looking Statements" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report, and other cautionary statements set forth elsewhere in this report.

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is our primary market risk and is the result of repricing, basis, and option risk. Repricing risk represents timing mismatches in our ability to alter contractual rates earned on interest-earning assets or paid on interest-bearing liabilities in response to changes in market interest rates. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of the spread between the rate earned on a loan or investment and the rate paid to fund that investment. Option risk arises from the "embedded options" present in many financial instruments such as loan prepayment options or deposit early withdrawal options. These provide customers opportunities to take advantage of directional changes in interest rates and could have an adverse impact on our margin performance.

We seek to achieve consistent growth in net interest income and net income while managing volatility that arises from shifts in interest rates. The Bank's Asset and Liability Committee ("ALCO") oversees financial risk management by developing programs to measure and manage interest rate risks within authorized limits set by the Bank's Board of Directors. ALCO also approves the Bank's asset and liability management policies, oversees the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviews the Bank's interest rate sensitivity position. Management uses net interest income and economic value of equity simulation modeling tools to analyze and capture short-term and long-term interest rate exposures.

Net Interest Income Sensitivity

The analysis of net interest income sensitivities assesses the magnitude of changes in net interest income resulting from changes in interest rates over a 12-month horizon using multiple rate scenarios. These scenarios include, but are not limited to, a most likely forecast, a flat to inverted or unchanged rate environment, a gradual increase and decrease of 200 basis points that occur in equal steps over a six-month time horizon, and immediate increases and decreases of 200 and 300 basis points.

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

We monitor and manage interest rate risk within approved policy limits. Our current interest rate risk policy limits are determined by measuring the change in net interest income over a 12-month horizon.

Analysis of Net Interest Income Sensitivity
(Dollar amounts in thousands)

	Gradual Change in Rates (1)		Immediate Change in Rates
	-200	+200	-200	+200	-300 (2)	+300
December 31, 2011:
Dollar change	$(8,457)	$13,392	$(13,983)	$19,209	N/M	$36,576
Percent change	-3.1%	+4.9%	-5.2%	+7.1%	N/M	+13.5%
December 31, 2010:
Dollar change	$(13,609)	$7,393	$(18,736)	$10,072	N/M	$21,148
Percent change	-4.7%	+2.5%	-6.4%	+3.4%	N/M	+7.2%
  (1)
  Reflects an assumed uniform change in interest rates across all terms that occurs in equal steps over a six-month horizon.
  (2)
  N/M – Due to the low level of interest rates as of December 31, 2011 and 2010, management deemed an assumed 300 basis point drop in interest rates not meaningful in the existing interest rate environment.

Overall, in rising interest rate scenarios, interest rate risk volatility is more positive at December 31, 2011 than at December 31, 2010 and in declining interest rate scenarios, interest rate risk volatility is less negative at December 31, 2011 compared to December 31, 2010. The increase in positive interest rate volatility assuming rising rates is due to a shortening of the average life of investment securities and a lengthening of the aggregate maturity of liabilities through an increase in the volume of transaction accounts and the issuance of senior debt. As our interest-earning assets continue to reprice in the low interest rate environment, the exposure to further declines in interest rates is reduced and drives the decrease in net interest income volatility under falling interest rate scenarios.

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

Analysis of Economic Value of Equity
(Dollar amounts in thousands)

	Immediate Change in Rates
	-200	+200	-300(1)	+300
December 31, 2011:
Dollar change	$(168,853)	$148,369	N/M	$221,525
Percent change	-13.3%	+11.7%	N/M	+17.4%
December 31, 2010:
Dollar change	$(148,859)	$61,708	N/M	$93,682
Percent change	-9.2%	+3.8%	N/M	+5.8%
  (1)
  N/M – Due to the low level of interest rates as of December 31, 2011 and 2010, management deemed an assumed 300 basis point drop in interest rates not meaningful in the existing interest rate environment.

As of December 31, 2011, the estimated sensitivity of the economic value of equity to changes in rising interest rates is more positive compared to December 31, 2010, and the estimated sensitivity to falling rates is more negative compared to December 31, 2010. The duration of the investment portfolio is lower at December 31, 2011 compared to December 31, 2010 due to (i) balance sheet strategies implemented during 2011, (ii) an increase in short-term investments, and (iii) a lengthening of liabilities through an increase in transaction accounts and the issuance of senior debt. The impact of these factors resulted in a reduction of the amount of negative price volatility as interest rates rise and reduced the amount of positive price volatility as rates decline.

Interest Rate Derivatives

As part of our approach to controlling the interest rate risk within our balance sheet, we use derivative instruments (specifically interest rate swaps with third parties) to limit volatility in net interest income. The advantages of using such interest rate derivatives include minimization of balance sheet leverage resulting in lower capital requirements compared to cash instruments, the ability to maintain or increase liquidity, and the opportunity to customize the interest rate swap to meet desired risk parameters. The accounting policies underlying the treatment of derivative financial instruments in the Consolidated Statements of Financial Condition and Income of the Company are described in Note 1 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

We had total interest rate swaps in place with an aggregate notional amount of $16.9 million at December 31, 2011 and $18.0 million at December 31, 2010, hedging various balance sheet categories. The specific terms of the interest rate swaps outstanding as of December 31, 2011 and 2010 are discussed in Note 19 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Responsibility for Financial Statements

To Our Stockholders:

The accompanying consolidated financial statements were prepared by management, which is responsible for the integrity and objectivity of the data presented. In the opinion of management, the financial statements, which necessarily include amounts based on management's estimates and judgments, have been prepared in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and has expressed its unqualified opinion on these financial statements.

The Audit Committee of the Board of Directors, which oversees the Company's financial reporting process on behalf of the Board of Directors, is composed entirely of independent directors (as defined by the listing standards of Nasdaq). The Audit Committee meets periodically with management, the independent accountants, and the internal auditors to review matters relating to the Company's financial statements, compliance with legal and regulatory requirements relating to financial reporting and disclosure, annual financial statement audit, engagement of independent accountants, internal audit function, and system of internal controls. The internal auditors and the independent accountants periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.

/s/ MICHAEL L. SCUDDER	/s/ PAUL F. CLEMENS
Michael L. Scudder President and Chief Executive Officer	Paul F. Clemens Executive Vice President and Chief Financial Officer

February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Midwest Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of First Midwest Bancorp, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Midwest Bancorp, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Midwest Bancorp, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

Chicago, Illinois
February 28, 2012

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in thousands, except per share data)

	December 31,
	2011	2010
Assets
Cash and due from banks	$123,354	$102,495
Interest-bearing deposits in other banks	518,176	483,281
Trading securities, at fair value	14,469	15,282
Securities available-for-sale, at fair value	1,013,006	1,057,802
Securities held-to-maturity, at amortized cost (fair value 2011 – $61,477; 2010 – $82,525)	60,458	81,320
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	58,187	61,338
Loans, excluding covered loans	5,088,113	5,100,560
Covered loans	260,502	371,729
Allowance for loan losses	(119,462)	(142,572)

Net loans	5,229,153	5,329,717
Other real estate owned ("OREO"), excluding covered OREO	33,975	31,069
Covered OREO	23,455	22,370
Federal Deposit Insurance Corporation ("FDIC") indemnification asset	65,609	95,899
Premises, furniture, and equipment	134,977	140,907
Accrued interest receivable	29,826	29,953
Investment in bank-owned life insurance ("BOLI")	206,235	197,644
Goodwill and other intangible assets	283,650	286,033
Other assets	179,064	203,192

Total assets	$7,973,594	$8,138,302

Liabilities
Noninterest-bearing deposits	$1,593,773	$1,329,505
Interest-bearing deposits	4,885,402	5,181,971

Total deposits	6,479,175	6,511,476
Borrowed funds	205,371	303,974
Senior and subordinated debt	252,153	137,744
Accrued interest payable and other liabilities	74,308	73,063

Total liabilities	7,011,007	7,026,257

Stockholders' Equity
Preferred stock	-	190,882
Common stock	858	858
Additional paid-in capital	428,001	437,550
Retained earnings	810,487	787,678
Accumulated other comprehensive loss, net of tax	(13,276)	(27,739)
Treasury stock, at cost	(263,483)	(277,184)

Total stockholders' equity	962,587	1,112,045

Total liabilities and stockholders' equity	$7,973,594	$8,138,302

	December 31, 2011		December 31, 2010
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	None	$0.01	None	$0.01
Shares authorized	1,000	100,000	1,000	100,000
Shares issued	-	85,787	193	85,787
Shares outstanding	-	74,435	193	74,096
Treasury shares	-	11,352	-	11,691

See accompanying notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2011	2010	2009
Interest Income
Loans	$252,865	$259,318	$261,221
Investment securities – taxable	14,115	22,116	42,392
Investment securities – tax-exempt	22,544	27,685	35,094
Covered loans	28,904	17,285	1,419
Federal funds sold and other short-term investments	3,083	2,463	1,625

Total interest income	321,511	328,867	341,751

Interest Expense
Deposits	27,256	37,127	64,177
Borrowed funds	2,743	3,267	12,569
Senior and subordinated debt	9,892	9,124	13,473

Total interest expense	39,891	49,518	90,219

Net interest income	281,620	279,349	251,532
Provision for loan losses	80,582	147,349	215,672

Net interest income after provision for loan losses	201,038	132,000	35,860

Noninterest Income
Service charges on deposit accounts	37,879	35,884	38,754
Wealth management fees	16,224	15,063	14,059
Other service charges, commissions, and fees	20,486	18,238	16,529
Card-based fees	19,593	17,577	15,826

Total fee-based revenues	94,182	86,762	85,168
Securities gains, net (reclassified from other comprehensive income (loss))	2,410	12,216	2,110
Gains on FDIC-assisted transactions	–	4,303	13,071
Gains on early extinguishment of debt	–	–	15,258
Other	5,345	5,270	7,395

Total noninterest income	101,937	108,551	123,002

Noninterest Expense
Salaries and wages	101,703	94,361	82,640
Retirement and other employee benefits	27,071	20,017	23,908
OREO expense, net	16,293	50,034	23,459
Net occupancy and equipment expense	32,953	32,218	31,724
Technology and related costs	10,905	11,070	8,987
Professional services	26,356	22,903	15,796
FDIC premiums	7,990	10,880	13,673
Advertising and promotions	6,198	6,642	7,313
Merchant card expense	8,643	7,882	6,453
Other expenses	23,792	22,772	20,835

Total noninterest expense	261,904	278,779	234,788

Income (loss) before income tax expense (benefit)	41,071	(38,228)	(75,926)
Income tax expense (benefit)	4,508	(28,544)	(50,176)

Net income (loss)	36,563	(9,684)	(25,750)
Preferred dividends and accretion on preferred stock	(10,776)	(10,299)	(10,265)
Net (income) loss applicable to non-vested restricted shares	(350)	266	464

Net income (loss) applicable to common shares	$25,437	$(19,717)	$(35,551)

Per Common Share Data
Basic earnings (loss) per common share	$0.35	$(0.27)	$(0.71)
Diluted earnings (loss) per common share	$0.35	$(0.27)	$(0.71)
Weighted-average common shares outstanding	73,289	72,422	50,034
Weighted-average diluted common shares outstanding	73,289	72,422	50,034

See accompanying notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$36,563	$(9,684)	$(25,750)
Available-for-sale securities
Unrealized holding gains:
Before tax	$34,303	$1,067	$2,556
Tax effect	(13,427)	(406)	(986)

Net of tax	20,876	661	1,570

Reclassification of net gains included in net income:
Before tax	2,410	12,216	2,110
Tax effect	(986)	(4,764)	(824)

Net of tax	1,424	7,452	1,286

Net unrealized holding gains (losses)	19,452	(6,791)	284

Unrecognized net pension costs
Unrealized holding (losses) gains:
Before tax	(8,860)	(3,740)	16,988
Tax effect	3,871	1,458	(6,625)

Net of tax	(4,989)	(2,282)	10,363

Total other comprehensive income (loss)	14,463	(9,073)	10,647

Comprehensive income (loss)	$51,026	$(18,757)	$(15,103)

	Accumulated Unrealized Loss on Securities Available- for-Sale	Unrecognized Net Pension Costs	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2009	$(2,028)	$(16,014)	$(18,042)
Cumulative effect of change in accounting for other-than- temporary impairment	(11,271)	-	(11,271)

Adjusted balance at January 1, 2009	(13,299)	(16,014)	(29,313)
2009 other comprehensive income	284	10,363	10,647

Balance at December 31, 2009	(13,015)	(5,651)	(18,666)
2010 other comprehensive loss	(6,791)	(2,282)	(9,073)

Balance at December 31, 2010	(19,806)	(7,933)	(27,739)
2011 other comprehensive income (loss)	19,452	(4,989)	14,463

Balance at December 31, 2011	$(354)	$(12,922)	$(13,276)

See accompanying notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands, except per share data)

	Common Shares Out- Standing	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at January 1, 2009	48,630	$189,617	$613	$210,698	$837,390	$(18,042)	$(311,997)	$908,279
Cumulative effect of change in accounting for other-than- temporary impairment	-	-	-	-	11,271	(11,271)	-	-

Adjusted beginning balance	48,630	189,617	613	210,698	848,661	(29,313)	(311,997)	908,279
Comprehensive (loss) income	-	-	-	-	(25,750)	10,647	-	(15,103)
Common dividends declared ($0.04 per common share)	-	-	-	-	(2,019)	-	-	(2,019)
Preferred dividends declared ($50.00 per preferred share)	-	-	-	-	(9,650)	-	-	(9,650)
Accretion on preferred stock	-	616	-	-	(616)	-	-	-
Issuance of Common Stock	5,643	-	57	56,560	-	-	-	56,617
Share-based compensation expense	-	-	-	3,516	-	-	-	3,516
Restricted stock activity	539	-	-	(18,341)	-	-	18,366	25
Treasury stock purchased for benefit plans	(19)	-	-	(111)	-	-	(33)	(144)

Balance at December 31, 2009	54,793	190,233	670	252,322	810,626	(18,666)	(293,664)	941,521
Comprehensive loss	-	-	-	-	(9,684)	(9,073)	-	(18,757)
Common dividends declared ($0.04 per common share)	-	-	-	-	(2,965)	-	-	(2,965)
Preferred dividends declared ($50.00 per preferred share)	-	-	-	-	(9,650)	-	-	(9,650)
Accretion on preferred stock	-	649	-	-	(649)	-	-	-
Issuance of Common Stock	18,818	-	188	195,847	-	-	-	196,035
Share-based compensation expense	-	-	-	5,638	-	-	-	5,638
Restricted stock activity	460	-	-	(15,864)	-	-	15,624	(240)
Treasury stock issued to benefit plans	25	-	-	(393)	-	-	856	463

Balance at December 31, 2010	74,096	190,882	858	437,550	787,678	(27,739)	(277,184)	1,112,045
Comprehensive income	-	-	-	-	36,563	14,463	-	51,026
Common dividends declared ($0.04 per common share)	-	-	-	-	(2,978)	-	-	(2,978)
Preferred dividends declared ($44.86 per preferred share)	-	-	-	-	(8,658)	-	-	(8,658)
Accretion on Preferred Shares	-	2,118	-	-	(2,118)	-	-	-
Redemption of Preferred Shares	-	(193,000)	-	-	-	-	-	(193,000)
Redemption of Warrant	-	-	-	(910)	-	-	-	(910)
Share-based compensation expense	-	-	-	6,362	-	-	-	6,362
Restricted stock activity	335	-	-	(14,895)	-	-	13,507	(1,388)
Treasury stock issued to benefit plans	4	-	-	(106)	-	-	194	88

Balance at December 31, 2011	74,435	$-	$858	$428,001	$810,487	$(13,276)	$(263,483)	$962,587

See accompanying notes to consolidated financial statements.

FIRST MIDWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Years ended December 31,
	2011	2010	2009
Operating Activities
Net income (loss)	$36,563	$(9,684)	$(25,750)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	80,582	147,349	215,672
Depreciation of premises, furniture, and equipment	10,995	11,397	10,917
Net amortization of premium on securities	10,314	2,404	1,527
Net gains on securities	(2,410)	(12,216)	(2,110)
Gains on FDIC-assisted transactions	-	(4,303)	(13,071)
Gains on early extinguishment of debt	-	-	(15,258)
Net losses on sales and write-downs of OREO	9,686	17,113	5,970
Net losses (gains) on sales of premises, furniture, and equipment	1,252	(92)	(6)
BOLI income	(2,231)	(1,560)	(2,263)
Net pension cost	3,911	872	4,076
Share-based compensation expense	6,362	5,638	3,516
Tax (expense) benefit related to share-based compensation	(179)	350	581
Deferred income taxes	2,160	(15,057)	(34,458)
Net amortization of other intangible assets	3,802	4,279	3,929
Originations and purchases of mortgage loans held-for-sale	-	(7,612)	-
Proceeds from sales of mortgage loans held-for-sale	236	8,531	-
Net decrease (increase) in trading account securities	813	(1,046)	(1,878)
Net decrease in accrued interest receivable	127	3,195	10,728
Net decrease in accrued interest payable	(633)	(1,531)	(6,047)
Net decrease (increase) in other assets	7,674	31,130	(22,945)
Net (decrease) increase in other liabilities	(1,903)	14,412	(48,589)

Net cash provided by operating activities	167,121	193,569	84,541

Investing Activities
Proceeds from maturities, repayments, and calls of securities available-for-sale	271,511	257,934	314,601
Proceeds from sales of securities available-for-sale	188,556	390,217	855,405
Purchases of securities available-for-sale	(391,282)	(375,342)	(187,412)
Proceeds from maturities, repayments, and calls of securities held-to-maturity	83,113	70,194	80,511
Purchases of securities held-to-maturity	(62,251)	(62,326)	(80,335)
Redemption (purchase) of FHLB and Federal Reserve Bank stock	3,151	(2,301)	-
Net increase in loans	(14,297)	(23,957)	(113,088)
Proceeds from claims on BOLI	2,588	1,878	2,834
Proceeds from sales of OREO	37,731	56,480	19,331
Proceeds from sales of premises, furniture, and equipment	5,542	354	24
Purchases of premises, furniture, and equipment	(11,018)	(22,265)	(4,682)
Net cash proceeds received in FDIC-assisted transactions	-	122,329	28,585

Net cash provided by investing activities	113,344	413,195	915,774

Financing Activities
Net cash proceeds received in acquisition of deposits	106,499	-	-
Net (decrease) increase in deposit accounts	(139,037)	80,076	67,164
Net (decrease) in borrowed funds	(98,603)	(411,466)	(1,022,029)
Proceeds (payments) for the issuance (retirement) of subordinated debt	114,387	-	(19,400)
Redemption of Preferred Shares and related Warrant	(193,910)	-	-
Proceeds from the issuance of Common Stock	-	196,035	-
Cash dividends paid	(12,838)	(12,422)	(12,423)
Restricted stock activity	(1,256)	(401)	(379)
Excess tax benefit (expense) related to share-based compensation	47	(189)	(177)

Net cash used in financing activities	(224,711)	(148,367)	(987,244)

Net increase in cash and cash equivalents	55,754	458,397	13,071
Cash and cash equivalents at beginning of year	585,776	127,379	114,308

Cash and cash equivalents at end of year	$641,530	$585,776	$127,379

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – First Midwest Bancorp, Inc. (the "Company") is a bank holding company that was incorporated in Delaware in 1982 and began operations on March 31, 1983. The Company is headquartered in Itasca, Illinois and has operations primarily located in northern Illinois, principally in the suburban metropolitan Chicago area, as well as central and western Illinois and eastern Iowa. The Company operates three wholly owned subsidiaries: First Midwest Bank (the "Bank"), Catalyst Asset Holdings, LLC ("Catalyst"), and Parasol Investment Management, LLC ("Parasol"). The Bank conducts the majority of the Company's operations. Catalyst operates in the same offices of the Bank and manages a portion of the Company's non-performing assets. Parasol conducts its business in one of the Bank's offices and serves in an advisory capacity to certain wealth management accounts with the Bank. For your reference, a glossary of certain terms is presented on pages 3 and 4 of this Form 10-K.

The Company is engaged in commercial and retail banking and offers a comprehensive selection of financial products and services including lending, depository, wealth management, and other related financial services tailored to the needs of its individual, business, institutional, and governmental customers.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Assets held in a fiduciary or agency capacity are not assets of the Company or its subsidiaries and, accordingly, are not included in the consolidated financial statements.

Basis of Presentation – The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles ("GAAP") and general practice within the banking industry. The Company uses the accrual basis of accounting for financial reporting purposes. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

In third quarter 2010, the Company acquired the majority of the assets and assumed the deposits of a former bank in an FDIC-assisted transaction. The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement after the closing date of the acquisition as new information related to closing date fair values became available. During second quarter 2011, the Company obtained specific information (including the completion of appraisals or other valuations) relating to the acquisition-date fair value of certain assets and liabilities acquired and finalized its purchase price allocation, which required an adjustment to those assets and liabilities and to goodwill. After considering this additional information, the estimated fair value of covered loans decreased $2.9 million, covered OREO decreased $7.3 million, the FDIC indemnification asset increased $6.9 million, and accrued interest payable and other liabilities decreased $8.7 million from that originally reported in the quarter ended September 30, 2010. These revised estimates resulted in a $5.4 million decrease in goodwill and other intangible assets. In accordance with accounting guidance applicable to business combinations, these adjustments were recognized as if they had happened as of the acquisition date.

Use of Estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates and assumptions are based on the best available information, actual results could differ from those estimates. The following is a summary of the significant accounting policies adhered to in the preparation of the consolidated financial statements.

Business Combinations – Business combinations are accounted for under the purchase method of accounting. Under the purchase method, net assets of the business acquired are recorded at their estimated fair values as of the date of acquisition, with any excess of the cost of the acquisition over the fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the Consolidated Statements of Income from the effective date of acquisition.

Cash and Cash Equivalents – For purposes of the Consolidated Statements of Cash Flows, management has defined cash and cash equivalents to include cash and due from banks, interest-bearing deposits in other banks, and other short-term investments, such as federal funds sold and securities purchased under agreements to resell.

Securities – Securities are classified as held-to-maturity, available-for-sale, or trading at the time of purchase.

Securities held-to-maturity – Securities classified as held-to-maturity are securities for which management has the positive intent and ability to hold to maturity and are stated at cost and adjusted for amortization of premiums and accretion of discounts over the estimated life of the security using the effective interest method.

Trading account securities – Trading securities held by the Company represent diversified investment securities held in a grantor trust ("rabbi trust") under deferred compensation arrangements in which plan participants may direct amounts earned to be invested in securities other than Company stock. The accounts of the rabbi trust are consolidated with the accounts of the Company in its financial statements. Trading securities are reported at fair value. Trading (losses) gains, net, represent changes in the fair value of the trading securities portfolio and are included in other noninterest income in the Consolidated Statements of Income. The corresponding deferred compensation obligation is also reported at fair value, with unrealized gains and losses recognized as a component of compensation expense. Other than the securities held in the rabbi trust, the Company does not carry any securities for trading purposes.

Securities available-for-sale – All other securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded in stockholders' equity as a separate component of accumulated other comprehensive loss.

The historical cost of debt securities is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security, using the effective interest method. Amortization of premium and accretion of discount are included in interest income from the related security.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in securities gains, net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, the Company makes an assessment (at the individual security level) to determine whether there have been any events or circumstances indicating that a security with an unrealized loss is other-than-temporarily impaired. In evaluating OTTI, the Company considers many factors, including the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; its intent to hold the security for a period of time sufficient for a recovery in value; and the likelihood that it will be required to sell the security before a recovery in value, which may be at maturity. Accounting guidance requires that only the credit portion of an OTTI charge be recognized through income with the write-down recorded as a realized loss and included in securities gains, net in the Consolidated Statements of Income. The amount of the impairment related to other factors is recognized in other comprehensive income (loss) unless management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery.

Loans – Loans are carried at the principal amount outstanding, including certain net deferred loan origination fees. Loans held-for-sale are carried at the lower of aggregate cost or fair value and included in other assets in the Consolidated Statements of Financial Condition. Interest income on loans is accrued based on principal amounts outstanding. Loan and lease origination fees, fees for commitments that are expected to be exercised, and certain direct loan origination costs are deferred, and the net amount is amortized over the estimated life of the related loans or commitments as a yield adjustment. Fees related to standby letters of credit, whose ultimate exercise is remote, are amortized into fee income over the estimated life of the commitment. Other credit-related fees are recognized as fee income when earned.

Purchased Impaired Loans – Purchased impaired loans are recorded at their estimated fair values on the respective purchase dates and are accounted for prospectively based on expected cash flows. No allowance for credit losses is recorded on these loans at the acquisition date. In determining the acquisition date fair value of purchased impaired loans, and in subsequent accounting, the Company generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics, such as delinquency status, credit score, and internal risk rating. Larger balance commercial loans are usually accounted for on an individual basis. Expected future cash flows in excess of the fair value of loans at the purchase date ("accretable yield") are recorded as interest income over the life of the loans if the timing and amount of the future cash flows can be reasonably estimated. The non-accretable yield represents estimated losses in the portfolio and is equal to the difference between contractually required payments and the cash flows expected to be collected at acquisition.

Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized by recording a charge-off through the allowance for loan losses.

Non-accrual loans – Generally, commercial loans and loans secured by real estate are placed on non-accrual status: (i) when either principal or interest payments become 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection within a reasonable period; or (ii) when an individual analysis of a borrower's creditworthiness indicates a credit should be placed on non-accrual status whether or not the loan is 90 days or more past due. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. After the loan is placed on non-accrual, all debt service payments are applied to the principal on the loan. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Non-accrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt that the Company will collect all principal and interest due.

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

Generally, purchased impaired loans are considered accruing loans unless reasonable estimates of the timing and amount of future cash flows cannot be determined. Those loans were classified as non-accrual loans as of December 31, 2011, and interest income will not be recognized until the timing and amount of the future cash flows can be reasonably estimated.

Troubled Debt Restructurings ("TDRs") – TDRs are loans for which the original contractual terms of the loans have been modified and both of the following conditions exist: (i) the restructuring constitutes a concession (including forgiveness of principal or interest) and (ii) the borrower is experiencing financial difficulties. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. The Company's TDRs are determined on a case-by-case basis in connection with ongoing loan collection processes.

The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. For a TDR to begin accruing interest, the borrower must demonstrate both some level of performance and the capacity to perform under the modified terms. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending upon the individual facts and circumstances of the loan. An evaluation of the borrower's current creditworthiness is used to assess whether the borrower has the capacity to repay the loan under the modified terms. This evaluation includes an estimate of expected cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable. However, in accordance with industry regulation, such restructured loans continue to be separately reported as restructured until after the calendar year in which the restructuring occurred if the loan was restructured at reasonable market rates and terms.

Impaired Loans – Impaired loans consist of corporate non-accrual loans and TDRs.

With the exception of loans that were restructured and still accruing interest, a loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement based on current information and events. Loans deemed to be impaired are classified as non-accrual and are exclusive of smaller homogeneous loans, such as home equity, 1-4 family mortgages, and installment loans. When a loan is designated as impaired, any subsequent principal and interest payments received are applied to the principal on the loan. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured.

Certain impaired loans with balances under a specified threshold are not individually evaluated for impairment. For all other impaired loans, impairment is measured by comparing the estimated value of the loan to the recorded book value. The value of the loan is measured based on the present value of expected future cash flows, discounted at the loan's initial effective interest rate, or the fair value of the underlying collateral less costs to sell if repayment of the loan is collateral-dependent. All impaired loans are included in non-performing assets. Purchased credit impaired loans are not reported as impaired loans provided that estimates of the timing and amount of future cash flows can be reasonably determined.

90-Day Past Due Loans – 90 days or more past due loans are loans for which principal or interest payments become three months or more past due, but that still accrue interest. The Company continues to accrue interest if it determines these loans are well secured and in the process of collection within a reasonable time period.

Allowance for Credit Losses – The allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments and is maintained by management at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio. Determination of the allowance for credit losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on a migration analysis that uses historical loss experience, consideration of current economic trends, and other factors.

The allowance for loan losses takes into consideration such internal and external qualitative factors as changes in the nature, volume, size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; current economic conditions that affect the borrower's ability to pay; and other pertinent factors. Credit exposures deemed to be uncollectible are charged-off against the allowance for loan losses, while recoveries of amounts previously charged-off are credited to the allowance for loan losses. Additions to the allowance for loan losses are established through the provision for loan losses charged to expense. The amount charged to operating expense is dependent upon a number of factors including historic loan growth, changes in the composition of the loan portfolio, net charge-off levels, and the Company's assessment of the allowance for loan losses based on the methodology discussed below.

The allowance for loan losses consists of (i) specific reserves established for probable losses on individual loans for which the recorded investment in the loan exceeds the value of the loan, (ii) an allowance based on a loss migration analysis that uses historical credit loss experience for each loan category, and (iii) the impact of other internal and external qualitative factors.

The specific reserves component of the allowance for loan losses is based on a periodic analysis of impaired loans exceeding a fixed dollar amount where the internal credit rating is at or below a predetermined classification and other loans that management believes are subject to a higher risk of loss, regardless of internal credit rating. The value of the loan is measured using the present value of expected future cash flows discounted at the loan's initial effective interest rate or the fair value of the underlying collateral less costs to sell if repayment of the loan is collateral-dependent. If the resulting amount is less than the recorded book value, the Company either establishes a valuation allowance (i.e. a specific reserve) as a component of the allowance for loan losses or charges off the amount if it is a confirmed loss.

The component of the allowance for loan losses based on a loss migration analysis examines actual loss experience for a rolling 8-quarter period and the related internal rating of loans charged-off for corporate loans. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The loss component derived from a migration analysis is then adjusted for management's estimate of losses inherent in the loan portfolio that have yet to be manifested in historical charge-off experience. Management takes into consideration many internal and external qualitative factors when estimating this adjustment, including:

•
Changes in the composition of the loan portfolio and trends in the volume and terms of loans, as well as trends in delinquent and non-accrual loans that could indicate historical trends do not reflect current conditions;

•
Changes in credit policies and procedures, including underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
•
Changes in the experience, ability, and depth of credit management and other relevant staff;
•
Changes in the quality of the Company's loan review system and Board oversight;
•
The existence and effect of any concentration of credit and changes in the level of concentrations, such as market, loan type, or risk rating;
•
Changes in the value of the underlying collateral for collateral-dependent loans;
•
Changes in the national and local economy that affect the collectability of the portfolio, including the condition of various market segments; and
•
The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Company's existing portfolio.

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

The establishment of the allowance for credit losses involves a high degree of judgment and includes a level of imprecision given the difficulty of identifying all of the factors impacting loan repayment and the timing of when losses actually occur. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses is dependent upon a variety of factors beyond the Company's control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation by regulatory authorities of loan risk classifications. While each component of the allowance for credit losses is determined separately, the entire balance is available for the entire loan portfolio.

Other Real Estate Owned ("OREO") – OREO consists of properties acquired through foreclosure in partial or total satisfaction of certain loans as a result of borrower defaults. OREO is recorded at the lower of the recorded investment in the loan(s) for which the property served as collateral or its estimated fair value, less estimated selling costs. Write-downs occurring at foreclosure are charged against the allowance for loan losses. On a periodic basis, the carrying values of OREO may be adjusted to reflect reductions in value resulting from new appraisals, new list prices, changes in market conditions, or changes in disposition strategies. These adjustments are included in OREO expense, net in the Consolidated Statements of Income, along with expenses related to maintenance of the properties.

Federal Deposit Insurance Corporation ("FDIC") Indemnification Asset – Most loans and OREO acquired through FDIC-assisted transactions are covered by loss share agreements with the FDIC (the "FDIC Agreements"), whereby the FDIC reimburses the Company for the majority of the losses incurred. Accordingly, the FDIC indemnification asset represents the fair value of future expected reimbursements from the FDIC. Since the indemnified items are covered loans and covered OREO, which are initially measured at fair value, the FDIC indemnification asset is also initially measured at fair value by discounting the cash flows expected to be received from the FDIC. These cash flows are estimated by multiplying estimated losses on purchased impaired loans and OREO by the reimbursement rates set forth in the FDIC Agreements.

The balance of the FDIC indemnification asset is adjusted periodically to reflect changes in expectations of discounted estimated cash flows. As described above, increases in expected cash flows on covered loans are recorded prospectively through interest income and decreases in expected cash flows on covered loans are recorded as a charge-off through the allowance for loan losses. These adjustments are recorded net of a corresponding increase or decrease to the FDIC indemnification asset for the covered portion of the loan. Payments from the FDIC for reimbursement of losses are accounted for as a reduction in the FDIC indemnification asset.

Depreciable Assets – Premises, furniture, equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term. Rates of depreciation are generally based on the following useful lives: buildings, 25 to 40 years; building improvements, 3 to 15 years but longer under limited circumstances; and furniture and equipment, 3 to 10 years. Gains on dispositions are included in other noninterest income, and losses on dispositions are included in other noninterest expense in the Consolidated Statements of Income. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life.

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Impairment losses are recorded in other noninterest expense in the Consolidated Statements of Income.

Bank-Owned Life Insurance ("BOLI") – BOLI represents life insurance policies on the lives of certain Company directors and officers for which the Company is the sole owner and beneficiary. These policies are recorded as an asset on the Consolidated Statements of Financial Condition at their CSV or the amount that could be realized currently. The change in CSV and insurance proceeds received are recorded as BOLI income in the Consolidated Statements of Income in noninterest income.

Goodwill and Other Intangible Assets – Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Goodwill is not amortized but is tested at least annually for impairment or more often if events or circumstances between annual tests indicate that there may be impairment.

Impairment testing is performed using a two-step process. The first step of the goodwill impairment test compares management's estimate of the fair value of a reporting unit (which is based on a discounted cash flow analysis) with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not required. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of that unit (including any other identifiable intangible assets) as if the reporting unit had been acquired in a business combination. An impairment loss would be recognized if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill.

Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. All of the Company's other intangible assets have finite lives and are amortized over varying periods not exceeding 13 years.

These intangible assets are reviewed at least annually to determine whether there have been any events or circumstances to indicate that the recorded amount is not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and, when appropriate, the amortization period is also reduced. Unamortized intangible assets associated with disposed assets are included in the determination of gain or loss on the sale of the disposed assets.

Wealth Management – Assets held in a fiduciary or agency capacity for customers are not included in the consolidated financial statements as they are not assets of the Company or its subsidiaries. Fee income is recognized on an accrual basis and is included as a component of noninterest income in the Consolidated Statements of Income.

Derivative Instruments and Hedging Activities – In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. All derivative instruments are recorded at fair value as either other assets or other liabilities in the Consolidated Statements of Financial

Condition. Subsequent changes in a derivative's fair value are recognized in earnings unless specific hedge accounting criteria are met.

On the date the Company enters into a derivative contract, the derivative is designated as a fair value hedge, a cash flow hedge, or a non-hedge derivative instrument. Fair value hedges are designed to mitigate exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk. Cash flow hedges are designed to mitigate exposure to variability in expected future cash flows to be received or paid related to an asset, liability, or other type of forecasted transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction.

At the hedge's inception and at least quarterly thereafter, a formal assessment is performed to determine the effectiveness of the derivative in offsetting changes in the fair values or cash flows of the hedged items in the current period and prospectively. If a derivative instrument designated as a hedge is terminated or ceases to be highly effective, hedge accounting is discontinued prospectively, and the gain or loss is amortized to earnings. For fair value hedges, the gain or loss is amortized over the remaining life of the hedged asset or liability. For cash flow hedges, the gain or loss is amortized over the same period that the forecasted hedged transactions impact earnings. If the hedged item is disposed of, or the forecasted transaction is no longer probable, any fair value adjustments are included in the gain or loss from the disposition of the hedged item. In the case of a forecasted transaction that is no longer probable, the gain or loss is included in earnings immediately.

For effective fair value hedges, changes in the fair value of the derivative instruments, as well as the changes in the fair value of the hedged item attributable to the hedged risk, are recognized in current earnings. For cash flow hedges, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated other comprehensive loss. The unrealized gain or loss is reclassified into earnings in the same period the hedged transaction affects earnings (for example, when a hedged item is terminated or redesignated).

The Company uses the dollar-offset method to measure ineffectiveness for its derivatives. Ineffectiveness is calculated based on the change in fair value of the hedged item compared with the change in fair value of the hedging instrument. For all types of hedges, any ineffectiveness in the hedging relationship is recognized in earnings during the period the ineffectiveness occurs.

Advertising Costs – All advertising costs incurred by the Company are expensed in the period in which they are incurred.

Income Taxes – The Company files income tax returns in the U.S. federal jurisdiction and in Illinois, Indiana, Iowa, and Wisconsin. The provision for income taxes is based on income in the consolidated financial statements, rather than amounts reported on the Company's income tax return.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which recovery or settlement is not more likely than not. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

Earnings Per Common Share ("EPS") – Basic EPS is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all Common Stock equivalents. Diluted EPS is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding plus all potential common shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. The Company's potential common shares represent shares issuable under its long-term incentive compensation plans and under the Warrant. Such Common Stock equivalents are computed based on the treasury stock method using the average market price for the period.

Treasury Stock – Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders' equity in the Consolidated Statements of Financial Condition. Treasury stock issued is valued based on the "last in, first out" inventory method. The difference between the consideration received upon issuance and the carrying value is charged or credited to additional paid-in capital.

Share-Based Compensation – The Company accounts for share-based compensation using the modified prospective transition method and recognizes share-based compensation expense based on the estimated fair value of the option or award at the date of grant or modification. Share-based compensation expense is included in "salaries and wages" in the Consolidated Statements of Income.

Comprehensive Income (Loss) – Comprehensive income (loss) is the total of reported net income and other comprehensive income (loss) ("OCI"). OCI includes all other revenues, expenses, gains, and losses that are not reported in net income under GAAP. The Company includes the following items, net of tax, in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss): (i) changes in unrealized gains or losses on securities available-for-sale, (ii) changes in the fair value of derivatives designated under cash flow hedges (when applicable), and (iii) changes in unrecognized net pension costs related to the Company's pension plan.

Segment Disclosures – An operating segment is a component of a business that (i) engages in business activities to earn revenues and incur expenses; (ii) has operating results that are reviewed regularly by the entity's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and (iii) has discrete financial information. The Company's chief operating decision maker evaluates the operations of the Company as one operating segment (commercial banking) for purposes of allocating resources and assessing performance. Therefore, segment disclosures are not required. The Company offers the following products and services to external customers: deposits, loans, and wealth management services. Revenues for each of these products and services are disclosed separately in the Consolidated Statements of Income.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

Credit Quality and Allowance for Credit Losses Disclosures:    In July 2010, the FASB issued guidance that requires companies to provide more information about the credit risks inherent in their loan and lease portfolios and how management considers those credit risks in determining the allowance for credit losses. A company is required to disclose its accounting policies, the methods it uses to determine the components of the allowance for credit losses, and qualitative and quantitative information about the credit quality of its loan portfolio, such as aging information and credit quality indicators. Both new and existing disclosures are required, either by portfolio segment or class, based on how a company develops its allowance for credit losses and how it manages its credit exposure. The guidance is effective for all financing receivables, including loans and trade accounts receivables. However, short-term trade accounts receivables, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure requirements. The Company adopted the period end disclosure requirements on December 31, 2010, disclosure requirements pertaining to period activity on January 1, 2011, and disclosure requirements related to TDRs on July 1, 2011. These disclosures are presented in Note 1, "Summary of Significant Accounting Policies," and Note 6, "Past Due Loans, Allowance for Credit Losses, and Impaired Loans." As this guidance affected only disclosures, its adoption did not impact the Company's financial position, results of operations, or liquidity.

Clarification to Accounting for Troubled Debt Restructurings:    In April 2011, the FASB issued guidance to clarify the accounting for TDRs. Given the recent economic downturn, many banks have experienced an increase in the number of loan modifications. This new guidance was developed to assist creditors in determining whether a loan modification meets the criteria to be considered a TDR for recording impairment and for disclosure. In evaluating whether a restructuring constitutes a TDR, the amendment specifies that both of the following conditions exist: (i) the restructuring constitutes a concession and (ii) the borrower is experiencing financial difficulties. The Company adopted this guidance effective July 1, 2011, and applied this guidance to restructurings occurring on or after January 1, 2011. The new guidance did not impact the Company's financial position, results of operations, or liquidity.

Statement of Comprehensive Income:    In April 2011, the FASB issued accounting guidance requiring companies to include a statement of comprehensive income as part of its interim and annual financial statements. The new guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate, but consecutive statements. This approach represents a change from previous standards, which allowed companies to report OCI and its components in the statement of shareholder's equity. The guidance also allows companies to present OCI either net of tax with details in the notes or shown gross of tax (with tax effects shown parenthetically). This guidance is effective for fiscal years beginning after December 15, 2011, but early adoption is permitted. The Company elected to adopt this guidance in 2011 and presented the disclosure requirements in its new Consolidated Statements of Comprehensive Income. Since the new guidance impacted disclosures only, it did not have an impact on the Company's financial position, results of operations, or liquidity.

Recently Issued Accounting Guidance

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"): In April 2011, the FASB issued guidance that clarifies the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance does not extend the use of fair value accounting, but clarifies the wording on how it should be applied to be consistent with IFRS and expands certain disclosure requirements relating to Level 3 fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in application from current guidance. This guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. Since the guidance only relates to disclosure, the adoption of this guidance is not expected to impact the Company's financial condition, results of operations, or liquidity.

Reconsideration of Effective Control for Repurchase Agreements:    In April 2011, the FASB issued guidance that improves the accounting for repurchase agreements and other similar agreements that both entitle and obligate a transferor to redeem financial assets before maturity. The guidance modifies the criteria for determining when these transactions would be recorded as financing agreements as opposed to purchase or sale agreements with a commitment to resell. This is accomplished by removing (i) the criterion requiring the transferor to have the ability to repurchase or redeem the consolidated financial assets on substantially the agreed terms, even in the event of default by the transferee and (ii) the collateral maintenance implementation guidance related to that criterion. This guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to impact the Company's financial condition, results of operations, or liquidity.

Testing Goodwill for Impairment:    In September 2011, the FASB issued new guidance that gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing those events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments do not change the current guidance for testing other indefinite lived intangible assets for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial condition, results of operation, or liquidity.

3. SECURITIES

A summary of the Company's securities portfolio by category is presented in the following table.

Securities Portfolio
(Dollar amounts in thousands)

	December 31,
	2011				2010
		Gross Unrealized				Gross Unrealized
	Amortized Cost			Fair Value	Amortized Cost			Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. agency	$5,060	$-	$(25)	$5,035	$18,000	$7	$(121)	$17,886
CMOs	383,828	2,622	(2,346)	384,104	377,692	4,261	(2,364)	379,589
Other residential mortgage-backed securities	81,982	5,732	(23)	87,691	100,780	5,732	(61)	106,451
Municipal securities	464,282	26,155	(366)	490,071	512,063	4,728	(12,800)	503,991
CDOs	48,759	-	(35,365)	13,394	49,695	-	(34,837)	14,858
Corporate debt securities	27,511	2,514	(11)	30,014	29,936	2,409	-	32,345
Equity securities:
Hedge fund investment	1,231	385	-	1,616	1,245	438	-	1,683
Other equity securities	958	123	-	1,081	889	110	-	999

Total equity securities	2,189	508	-	2,697	2,134	548	-	2,682

Total	$1,013,611	$37,531	$(38,136)	$1,013,006	$1,090,300	$17,685	$(50,183)	$1,057,802

Securities Held-to-Maturity
Municipal securities	$60,458	$1,019	$-	$61,477	$81,320	$1,205	$-	$82,525

Trading Securities				$14,469				$15,282

Remaining Contractual Maturity of Securities
(Dollar amounts in thousands)

	December 31, 2011
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$7,327	$7,232	$4,301	$4,374
One year to five years	336,726	332,345	20,582	20,929
Five years to ten years	111,698	110,245	13,081	13,302
After ten years	89,861	88,692	22,494	22,872
CMOs	383,828	384,104	-	-
Other residential mortgage-backed securities	81,982	87,691	-	-
Equity securities	2,189	2,697	-	-

Total	$1,013,611	$1,013,006	$60,458	$61,477

The carrying value of securities available-for-sale that were pledged to secure deposits or for other purposes as permitted or required by law totaled $592.7 million at December 31, 2011 and $808.3 million at December 31, 2010. No securities held-to-maturity were pledged as of December 31, 2011 or 2010.

Excluding securities issued or backed by the U.S. government and its agencies and U.S. government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of total stockholders' equity on December 31, 2011 or 2010.

Securities Gains
(Dollar amounts in thousands)

	Years ended December 31,
	2011	2010	2009
Proceeds from sales	$188,556	$390,217	$855,405
Gains (losses) on sales of securities:
Gross realized gains	$4,103	$18,444	$26,735
Gross realized losses	(757)	(1,311)	(9)

Net realized gains on securities sales	3,346	17,133	26,726

Non-cash impairment charges:
Other-than-temporary securities impairment	(1,464)	(5,364)	(48,928)
Portion of other-than-temporary impairment recognized in other comprehensive income (loss)	528	447	24,312

Net non-cash impairment charges	(936)	(4,917)	(24,616)

Net realized gains	$2,410	$12,216	$2,110

Income tax expense on net realized gains	$986	$4,764	$824
Trading (losses) gains, net(1)	$(691)	$1,530	$2,542
Net non-cash impairment charges:
CDOs	$936	$4,664	$24,509
Whole loan mortgage-backed security included in CMOs	-	86	-
Equity securities	-	167	107

Total	$936	$4,917	$24,616

  (1)
  All trading (losses) gains relate to trading securities still held as of December 31, 2011.

The non-cash impairment charges in the table above primarily relate to the credit portion of OTTI charges on CDOs that is recognized in current operations. In deriving the credit component of the impairment on the CDOs, projected cash flows were discounted at the contractual rate ranging from the London Interbank Offered Rate ("LIBOR") plus 125 basis points to LIBOR plus 160 basis points. Fair values are computed by discounting future projected cash flows at higher rates, ranging from LIBOR plus 1,300 basis points to LIBOR plus 1,500 basis points. The higher rates are used to account for other market factors, such as liquidity. If a decline in fair value below carrying value is not attributable to credit loss and the Company does not intend to sell the security or believe it would not be more likely than not required to sell the security prior to recovery, the Company records the decline in fair value in other comprehensive income (loss).

Changes in the amount of credit losses recognized in earnings on CDOs and other securities are summarized in the following table.

Changes in Credit Losses Recognized in Earnings
(Dollar amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Cumulative amount recognized at beginning of year	$35,589	$30,839	$6,330
Credit losses included in earnings (1):
Losses recognized on securities that previously had credit losses	936	4,421	11,797
Losses recognized on securities that did not previously have credit losses	-	329	12,712

Cumulative amount recognized at end of year	$36,525	$35,589	$30,839

  (1)
  Included in securities gains, net in the Consolidated Statements of Income.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of December 31, 2011 and 2010.

Securities in an Unrealized Loss Position
(Dollar amounts in thousands)

		Less Than 12 Months		12 Months or Longer		Total
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2011
U.S. agency security	2	$-	$-	$5,035	$25	$5,035	$25
CMOs	30	163,819	1,818	12,628	528	176,447	2,346
Other residential mortgage- backed securities	4	182	17	1,072	6	1,254	23
Municipal securities	19	934	2	7,857	364	8,791	366
CDOs	6	-	-	13,394	35,365	13,394	35,365
Corporate debt securities	1	2,157	11	-	-	2,157	11

Total	62	$167,092	$1,848	$39,986	$36,288	$207,078	$38,136

As of December 31, 2010
U.S. agency securities	4	$9,096	$120	$-	$1	$9,096	$121
CMOs	19	131,056	1,727	7,843	637	138,899	2,364
Other residential mortgage- backed securities	5	6,084	51	159	10	6,243	61
Municipal securities	479	99,537	3,142	166,403	9,658	265,940	12,800
CDOs	6	-	-	14,858	34,837	14,858	34,837

Total	513	$245,773	$5,040	$189,263	$45,143	$435,036	$50,183

Approximately 99% of the Company's CMOs and other mortgage-backed securities are either backed by U.S. government-owned agencies or issued by U.S. government-sponsored enterprises. Municipal securities are issued by municipal authorities, and the majority is supported by third-party insurance or some other form of credit enhancement. Management does not believe any individual unrealized loss as of December 31, 2011 represents OTTI. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Company does not intend to sell the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The unrealized loss on the corporate debt security is not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. The Company does not intend to sell this security before recovery of its amortized cost basis, which may be at maturity.

The unrealized losses on CDOs as of December 31, 2011 reflect the market's unfavorable view of structured investment vehicles given the current interest rate and liquidity environment. Management does not believe the unrealized losses on the CDOs represent OTTI related to credit deterioration. In addition, the Company does not intend to sell the CDOs with unrealized losses, and the Company does not believe it is more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity. As of December 31, 2011, the portion of OTTI recognized in accumulated other comprehensive loss (i.e., not related to credit) totaled $35.4 million.

Significant judgment is required to calculate the fair value of the CDOs, all of which are pooled. Generally, fair value determinations are based on several factors regarding current market and economic conditions relating to such securities and the underlying collateral. For these reasons, and due to the illiquidity in the secondary market for these CDOs, the Company estimates the fair value of these securities using discounted cash flow analyses with the assistance of a structured credit valuation firm.

Prepayment assumptions are a key factor in estimating the cash flows of CDOs. Prepayments may occur on the collateral underlying the Company's CDOs based on call options or other factors. Most of the collateral underlying the CDOs have a 5-year call option (on the fifth anniversary of issuance, the issuer has the right to call the security at par). In addition, most underlying indentures trigger an issuer call right if a capital treatment event occurs, such as a regulatory change that affects its status as Tier 1 capital (as defined in federal regulations). The Dodd-Frank Act constituted such an event for certain holding companies. Specifically, companies with $15 billion or more in consolidated assets can no longer include hybrid capital instruments, such as trust-preferred securities, in Tier 1 capital beginning January 1, 2013. As of December 31, 2011, the Company assumed a 15% prepayment rate for those banks with greater than $15 billion in assets in year 2 (the start of the phase out period for Tier 1 capital treatment), followed by an annual prepayment rate of 1%.

For additional discussion of this valuation methodology, refer to Note 22, "Fair Value."

Certain Characteristics and Metrics of the CDOs as of December 31, 2011
(Dollar amounts in thousands)

										Actual Deferrals and Defaults as a % of the Original Collateral (1)	Expected Deferrals and Defaults as a % of the Remaining Performing Collateral (1)	Excess Subordination as a % of the Remaining Performing Collateral (2)
						Lowest Credit Rating Assigned to the Security
									% of Banks/ Insurers Currently Performing
			Original Par	Amortized Cost	Fair Value			Number of Banks/ Insurers
Number		Class				Moody's	Fitch
1		C-1	$17,500	$7,140	$3,000	Ca	C	34	73.9%	15.8%	24.5%	0.0%
2		C-1	15,000	7,132	1,494	Ca	C	47	82.5%	16.1%	23.5%	0.0%
3		C-1	15,000	13,069	3,080	Ca	C	48	77.4%	9.0%	16.8%	7.2%
4		B1	15,000	13,922	3,900	Ca	C	35	55.6%	37.3%	32.3%	0.0%
5		C	10,000	1,317	303	C	C	33	58.9%	45.4%	31.3%	0.0%
6		C	6,500	6,179	1,617	Ca	C	54	68.4%	24.3%	12.7%	9.8%
7	(3)	A-3L	6,750	-	-	N/A	N/A	N/A	N/A	N/A	N/A	N/A

			$85,750	$48,759	$13,394

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
  (3)
  Characteristics and metrics are not reported for this CDO since the security had an amortized cost and fair value of zero as of December 31, 2011.

Credit-Related CDO Impairment Losses
(Dollar amounts in thousands)

	Years Ended December 31,
					Life-to- Date
Number	2011	2010	2009	2008 (1)
1	$-	$-	$8,474	$1,886	$10,360
2	525	794	6,549	-	7,868
3	411	142	1,017	-	1,570
4	-	684	394	-	1,078
5	-	2,801	5,769	-	8,570
6	-	243	-	-	243
7	-	-	2,306	4,444	6,750

	$936	$4,664	$24,509	$6,330	$36,439

  (1)
  Amount is shown net of an $18.5 million adjustment recorded on January 1, 2009 pursuant to the adoption of new accounting guidance related to the recognition of OTTI.

4.   LOANS

The following table presents the Company's loan portfolio by category.

Loan Portfolio
(Dollar amounts in thousands)

	December 31,
	2011	2010
Commercial and industrial	$1,458,446	$1,465,903
Agricultural	243,776	227,756
Commercial real estate:
Office, retail, and industrial	1,299,082	1,203,613
Multi-family	288,336	349,862
Residential construction	105,836	174,690
Commercial construction	144,909	164,472
Other commercial real estate	888,146	856,357

Total commercial real estate	2,726,309	2,748,994

Total corporate loans	4,428,531	4,442,653

Home equity	416,194	445,243
1-4 family mortgages	201,099	160,890
Installment loans	42,289	51,774

Total consumer loans	659,582	657,907

Total loans, excluding covered loans	5,088,113	5,100,560
Covered loans (1)	260,502	371,729

Total loans	$5,348,615	$5,472,289

Deferred loan fees included in total loans	$7,828	$8,042
Overdrawn demand deposits included in total loans	$2,850	$4,281
  (1)
  For information on covered loans, refer to Note 5, "Covered Assets."

The Company primarily lends to small and mid-sized businesses, commercial real estate customers, and consumers in the markets in which the Company operates. Within these areas, the Company diversifies its loan portfolio by loan type, industry, and borrower.

It is the Company's policy to review each prospective credit in order to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with state lending laws and credit monitoring and remediation procedures.

Book Value of Loans Pledged
(Dollar amounts in thousands)

	December 31,
	2011	2010
Loans pledged to secure:
Federal Home Loan Bank advances	$694,944	$573,743
Federal term auction facilities	1,971,801	1,968,947

Total	$2,666,745	$2,542,690

5.    COVERED ASSETS

In 2009 and 2010, the Company acquired the majority of the assets and assumed the deposits of three financial institutions in FDIC-assisted transactions. Most loans and OREO acquired in these transactions are covered by the FDIC Agreements, whereby the FDIC will reimburse the Company for the majority of the losses incurred on these assets. The significant accounting policies related to purchased impaired loans and their related FDIC indemnification assets are presented in Note 1, "Summary of Significant Accounting Policies."

The following table presents certain key data related to the Company's FDIC-assisted transactions.

FDIC-Assisted Transactions
(Dollar amounts in thousands)

	First DuPage Bank	Peotone Bank and Trust Company	Palos Bank and Trust Company (1)
Acquisition date	October 23, 2009	April 23, 2010	August 13, 2010
Total assets of acquired institution at acquisition date	$261,422	$129,447	$484,764
Bargain-purchase gains	$13,071	$4,303	$-
Goodwill	$-	$-	$2,591
Stated loss threshold	$65,000	N/A	$117,000
Reimbursement rate (2):
Before stated loss threshold	80%	80%	70%
After stated loss threshold	95%	N/A	80%
  (1)
  Assets acquired and goodwill amounts were adjusted based on additional information received in 2011 relating to the acquisition-date fair value of certain assets and liabilities acquired. Refer to Note 1, "Summary of Significant Accounting Policies," for further details of this adjustment.
  (2)
  Represents the rate at which the FDIC will reimburse the Company for losses incurred.

Total covered assets as of December 31, 2011 and 2010 were as follows.

Covered Assets
(Dollar amounts in thousands)

	December 31,
	2011	2010
Home equity lines (1)	$45,451	$52,980
Covered impaired loans	178,025	281,893
Other covered loans (2)	37,026	36,856

Total covered loans	260,502	371,729
FDIC indemnification asset	65,609	95,899
Covered other real estate owned	23,455	22,370

Total covered assets	$349,566	$489,998

Covered non-accrual loans	$19,879	$-
Covered loans past due 90 days or more and still accruing interest	$43,347	$84,350
  (1)
  These loans are open-end consumer loans that are not categorized as purchased impaired loans.
  (2)
  These are loans that did not have evidence of impairment on the date of acquisition.

The loans purchased in the three FDIC-assisted transactions were recorded at their estimated fair values on the respective purchase dates and are accounted for prospectively based on expected cash flows. An allowance for loan losses was not recorded on these loans at the acquisition date. Except for leases and revolving loans, including lines of credit and credit card loans, management determined that a significant portion of the acquired loans ("purchased impaired loans") had evidence of credit deterioration since origination, and it was probable at the date of acquisition that the Company would not collect all contractually required principal and interest payments. Evidence of credit quality deterioration included such factors as past due and non-accrual status. Other key considerations and indicators include the past performance of the troubled institutions' credit underwriting standards, completeness and accuracy of credit files, maintenance of risk ratings, and age of appraisals.

Although some loans were contractually 90 days or more past due at the acquisition date, most of the purchased impaired loans at December 31, 2011 and December 31, 2010 were not classified as non-performing loans since the loans continued to perform substantially in accordance with the Company's expectations of cash flows. Interest income is recognized on all purchased impaired loans through accretion of the difference between the carrying amount of the loans and the expected cash flows.

In connection with the FDIC Agreements, the Company recorded an indemnification asset. To maintain eligibility for the loss share reimbursement, the Company is required to follow certain servicing procedures as specified in the FDIC Agreements.

Changes in FDIC Indemnification Asset

(Dollar amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$95,899	$67,945	$-
Additions	-	58,868	67,945
Accretion (amortization)	(11,495)	(4,596)	-
Expected reimbursements from the FDIC for changes in expected credit losses (1)	39,096	30,982	-
Payments received from the FDIC	(57,891)	(57,300)	-

Balance at end of year	$65,609	$95,899	$67,945

  (1)
  The increases in indemnification asset were a result of decreases in estimated cash flows on certain loans. The indemnification asset increased by the applicable loss share percentage for additional expected losses.

Changes in the accretable balance for purchased impaired loans were as follows.

Changes in Accretable Yield
(Dollar amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$63,616	$9,298	$-
Additions	-	41,592	10,717
Accretion	(36,827)	(24,804)	(1,419)
Reclassifications (to) from non-accretable difference, net (1)	25,358	37,530	-

Balance at end of year	$52,147	$63,616	$9,298

  (1)
  Amount represents a (decrease) increase in the estimated cash flows to be collected over the remaining estimated life of the underlying portfolio.

6.   PAST DUE LOANS, ALLOWANCE FOR CREDIT LOSSES, AND IMPAIRED LOANS

Past Due and Non-accrual Loans

The following table presents an aging analysis of the Company's past due loans as of December 31, 2011 and 2010. The aging is determined without regard to accrual status. The table also presents non-performing loans, consisting of non-accrual loans (most of which are past due) and loans 90 days or more past due and still accruing interest, as of each balance sheet date.

Aging Analysis of Past Due Loans and Non-Performing Loans by Class
(Dollar amounts in thousands)

	Aging Analysis (Accruing and Non-accrual)					Non-performing Loans
	Current	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	Non-accrual Loans	90 Days Past Due Loans, Still Accruing Interest
December 31, 2011
Commercial and industrial	$1,415,165	$13,731	$29,550	$43,281	$1,458,446	$44,152	$4,991
Agricultural	242,727	30	1,019	1,049	243,776	1,019	-
Commercial real estate:
Office, retail, and industrial	1,276,920	2,931	19,231	22,162	1,299,082	30,043	1,040
Multi-family	281,943	1,121	5,272	6,393	288,336	6,487	-
Residential construction	87,606	2,164	16,066	18,230	105,836	18,076	-
Commercial construction	129,310	320	15,279	15,599	144,909	23,347	-
Other commercial real estate	849,066	6,372	32,708	39,080	888,146	51,447	1,707

Total commercial real estate	2,624,845	12,908	88,556	101,464	2,726,309	129,400	2,747

Total corporate loans	4,282,737	26,669	119,125	145,794	4,428,531	174,571	7,738

Home equity	402,842	6,112	7,240	13,352	416,194	7,407	1,138
1-4 family mortgages	192,646	3,712	4,741	8,453	201,099	5,322	-
Installment loans	41,288	625	376	1,001	42,289	25	351

Total consumer loans	636,776	10,449	12,357	22,806	659,582	12,754	1,489

Total loans, excluding covered loans	4,919,513	37,118	131,482	168,600	5,088,113	187,325	9,227
Covered loans	195,289	7,853	57,360	65,213	260,502	19,879	43,347

Total loans	$5,114,802	$44,971	$188,842	$233,813	$5,348,615	$207,204	$52,574

December 31, 2010
Commercial and industrial	$1,428,841	$7,706	$29,356	$37,062	$1,465,903	$50,088	$1,552
Agricultural	225,007	65	2,684	2,749	227,756	2,497	187
Commercial real estate:
Office, retail, and industrial	1,183,952	4,009	15,652	19,661	1,203,613	19,573	-
Multi-family	345,018	2,811	2,033	4,844	349,862	6,203	-
Residential construction	139,499	1,320	33,871	35,191	174,690	52,122	200
Commercial construction	140,044	4,000	20,428	24,428	164,472	28,685	-
Other commercial real estate	813,333	9,091	33,933	43,024	856,357	40,605	345

Total commercial real estate	2,621,846	21,231	105,917	127,148	2,748,994	147,188	545

Total corporate loans	4,275,694	29,002	137,957	166,959	4,442,653	199,773	2,284

Home equity	431,446	4,715	9,082	13,797	445,243	7,948	1,870
1-4 family mortgages	154,999	2,523	3,368	5,891	160,890	3,902	4
Installment loans	50,899	742	133	875	51,774	159	86

Total consumer loans	637,344	7,980	12,583	20,563	657,907	12,009	1,960

Total loans, excluding covered loans	4,913,038	36,982	150,540	187,522	5,100,560	211,782	4,244
Covered loans	268,934	18,445	84,350	102,795	371,729	-	84,350

Total loans	$5,181,972	$55,427	$234,890	$290,317	$5,472,289	$211,782	$88,594

Allowance for Credit Losses

The Company maintains an allowance for credit losses at a level believed adequate by management to absorb probable losses inherent in the loan portfolio.

Allowance for Credit Losses
(Dollar amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$145,072	$144,808	$93,869
Loans charged-off	(111,576)	(155,330)	(168,038)
Recoveries of loans previously charged-off	7,884	8,245	3,305

Net loans charged-off	(103,692)	(147,085)	(164,733)
Provision for loan losses	80,582	147,349	215,672

Balance at end of year	$121,962	$145,072	$144,808

Allowance for loan losses	$119,462	$142,572	$144,808
Reserve for unfunded commitments	2,500	2,500	-

Total allowance for credit losses	$121,962	$145,072	$144,808

Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Commercial, Industrial, and Agricultural	Office, Retail, and Industrial	Multi-Family	Residential Construction	Other Commercial Real Estate	Consumer	Covered Loans	Total Allowance
Balance at January 1, 2009	$22,189	$22,048	$2,680	$32,910	$7,927	$6,115	$-	$93,869
Loans charged-off	(57,083)	(7,869)	(3,485)	(63,045)	(22,033)	(14,523)	-	(168,038)
Recoveries of loans previously charged-off	1,899	13	2	403	516	472	-	3,305

Net loans charged-off	(55,184)	(7,856)	(3,483)	(62,642)	(21,517)	(14,051)	-	(164,733)
Provision for loan losses	87,447	5,972	5,358	62,810	34,674	19,411	-	215,672

Balance at December 31, 2009	54,452	20,164	4,555	33,078	21,084	11,475	-	144,808
Loans charged-off	(37,130)	(10,322)	(2,788)	(55,611)	(37,225)	(10,640)	(1,614)	(155,330)
Recoveries of loans previously charged-off	5,227	612	363	770	494	740	39	8,245

Net loans charged-off	(31,903)	(9,710)	(2,425)	(54,841)	(36,731)	(9,900)	(1,575)	(147,085)
Provision for loan losses	26,996	10,304	1,866	49,696	45,516	11,396	1,575	147,349

Balance at December 31, 2010	49,545	20,758	3,996	27,933	29,869	12,971	-	145,072
Loans charged-off	(32,750)	(8,193)	(14,584)	(13,895)	(21,712)	(10,531)	(9,911)	(111,576)
Recoveries of loans previously charged-off	3,493	79	410	2,830	642	430	-	7,884

Net loans charged-off	(29,257)	(8,114)	(14,174)	(11,065)	(21,070)	(10,101)	(9,911)	(103,692)
Provision for loan losses	25,729	3,368	15,245	(2,305)	15,672	11,973	10,900	80,582

Balance at December 31, 2011	$46,017	$16,012	$5,067	$14,563	$24,471	$14,843	$989	$121,962

Impaired Loans

A portion of the Company's allowance for credit losses is allocated to loans deemed impaired. Impaired loans consist of corporate non-accrual loans and TDRs. Smaller homogeneous loans, such as home equity, 1-4 family mortgages, and installment loans, are not individually assessed for impairment.

Impaired Loans
(Dollar amounts in thousands)

	December 31,
	2011	2010
Impaired loans individually evaluated for impairment:
Impaired loans with a specific reserve for credit losses (1)	$76,397	$13,790
Impaired loans with no specific reserve (2)	83,090	173,534

Total impaired loans individually evaluated for impairment	159,487	187,324
Corporate non-accrual loans not individually evaluated for impairment (3)	15,084	12,449

Total corporate non-accrual loans	174,571	199,773
TDRs, still accruing interest	17,864	22,371

Total impaired loans	$192,435	$222,144

Valuation allowance related to impaired loans	$26,095	$6,343

	Years Ended December 31,
	2011	2010	2009
Average recorded investment in impaired loans	$172,314	$203,118	$217,872
Interest income recognized on impaired loans (4)	$596	$244	$157
  (1)
  These impaired loans require a valuation allowance because the present value of expected future cash flows or the estimated value of the related collateral less estimated selling costs is less than the recorded investment in the loans.
  (2)
  No specific reserve for credit losses is allocated to these loans since they are deemed to be sufficiently collateralized or had charge-offs.
  (3)
  These are loans with balances under a specified threshold.
  (4)
  Recorded using the cash basis of accounting.

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

Loans and Related Allowance for Credit Losses by Portfolio Segment
(Dollar amounts in thousands)

	Loans			Allowance For Credit Losses
	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
December 31, 2011
Commercial, industrial, and agricultural	$37,385	$1,664,837	$1,702,222	$14,827	$31,190	$46,017
Commercial real estate:
Office, retail, and industrial	28,216	1,270,866	1,299,082	1,507	14,505	16,012
Multi-family	5,589	282,747	288,336	20	5,047	5,067
Residential construction	17,378	88,458	105,836	2,502	12,061	14,563
Other commercial real estate	70,919	962,136	1,033,055	7,239	17,232	24,471

Total commercial real estate	122,102	2,604,207	2,726,309	11,268	48,845	60,113

Total corporate loans	159,487	4,269,044	4,428,531	26,095	80,035	106,130
Consumer	-	659,582	659,582	-	14,843	14,843

Total loans, excluding covered loans	159,487	4,928,626	5,088,113	26,095	94,878	120,973
Covered loans(1)	-	45,451	45,451	-	989	989

Total loans included in the calculation of the allowance for credit losses	$159,487	$4,974,077	$5,133,564	$26,095	$95,867	$121,962

December 31, 2010
Commercial, industrial, and agricultural	$43,365	$1,650,294	$1,693,659	$2,650	$46,895	$49,545
Commercial real estate:
Office, retail, and industrial	18,076	1,185,537	1,203,613	-	20,758	20,758
Multi-family	5,696	344,166	349,862	497	3,499	3,996
Residential construction	51,269	123,421	174,690	-	27,933	27,933
Other commercial real estate	68,918	951,911	1,020,829	3,196	26,673	29,869

Total commercial real estate	143,959	2,605,035	2,748,994	3,693	78,863	82,556

Total corporate loans	187,324	4,255,329	4,442,653	6,343	125,758	132,101
Consumer	-	657,907	657,907	-	12,971	12,971

Total	$187,324	$4,913,236	$5,100,560	$6,343	$138,729	$145,072

  (1)
  These are open-end consumer loans that are not categorized as purchased impaired loans.

Loans are analyzed on an individual basis when the internal credit rating is at or below a predetermined classification and the loan exceeds a fixed dollar amount. The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2011 and December 31, 2010.

Impaired Loans Individually Evaluated by Class
(Dollar amounts in thousands)

	December 31, 2011				Year Ended December 31, 2011
	Recorded Investment In
				Allowance for Credit Losses Allocated	Average Recorded Investment Balance
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance			Interest Income Recognized (1)
Commercial and industrial	$10,801	$26,028	$58,591	$14,827	$44,449	$326
Agricultural	556	-	556	-	1,515	-
Commercial real estate:
Office, retail, and industrial	11,897	16,319	33,785	1,507	33,038	81
Multi-family	5,072	517	11,265	20	13,619	44
Residential construction	9,718	7,660	33,124	2,502	31,068	69
Commercial construction	19,019	3,790	28,534	758	31,445	-
Other commercial real estate	26,027	22,083	70,868	6,481	17,180	76

Total commercial real estate	71,733	50,369	177,576	11,268	126,350	270

Total impaired loans individually evaluated for impairment	$83,090	$76,397	$236,723	$26,095	$172,314	$596

	December 31, 2010				Year Ended December 31, 2010
	Recorded Investment In
				Allowance for Credit Losses Allocated	Average Recorded Investment Balance
	Loans with No Specific Reserve	Loans with a Specific Reserve	Unpaid Principal Balance			Interest Income Recognized (1)
Commercial and industrial	$40,715	$2,650	$53,353	$2,650	$37,502	$67
Agricultural	2,447	-	2,982	-	2,098	1
Commercial real estate:
Office, retail, and industrial	18,076	-	26,193	-	26,517	-
Multi-family	4,565	1,131	7,322	497	8,068	-
Residential construction	51,269	-	129,698	-	83,189	119
Commercial construction	28,685	-	38,404	-	28,709	-
Other commercial real estate	27,777	10,009	60,465	3,196	17,035	57

Total commercial real estate	130,372	11,140	262,082	3,693	163,518	176

Total impaired loans individually evaluated for impairment	$173,534	$13,790	$318,417	$6,343	$203,118	$244

  (1)
  Recorded using the cash basis of accounting.

TDRs

TDRs are loans for which the original contractual terms of the loans have been modified and both of the following conditions exist: (i) the restructuring constitutes a concession (including forgiveness of principal or interest) and (ii) the borrower is experiencing financial difficulties. Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received. The Company's TDRs are determined on a case-by-case basis in connection with ongoing loan collection processes.

TDRs by Class
(Dollar amounts in thousands)

	As of December 31, 2011			As of December 31, 2010
	Accruing (1)	Non-accrual (2)	Total	Accruing (1)	Non-accrual (2)	Total
Commercial and industrial	$1,451	$897	$2,348	$5,456	$17,948	$23,404
Agricultural	-	-	-	1,986	-	1,986
Commercial real estate:
Office, retail, and industrial	1,742	-	1,742	2,053	-	2,053
Multi-family	11,107	1,758	12,865	103	3,090	3,193
Residential construction	-	-	-	-	8,323	8,323
Commercial construction	-	14,006	14,006	-	-	-
Other commercial real estate	227	11,417	11,644	4,831	2,398	7,229

Total commercial real estate	13,076	27,181	40,257	6,987	13,811	20,798

Total corporate loans	14,527	28,078	42,605	14,429	31,759	46,188

Home equity	1,093	471	1,564	2,644	589	3,233
1-4 family mortgages	2,089	1,293	3,382	5,298	1,405	6,703
Installment loans	155	-	155	-	-	-

Total consumer loans	3,337	1,764	5,101	7,942	1,994	9,936

Total loans	$17,864	$29,842	$47,706	$22,371	$33,753	$56,124

  (1)
  These loans are still accruing interest.
  (2)
  These loans are included in non-accrual loans in the preceding tables.

Loan modifications are generally performed at the request of the individual borrower and may include reduction in interest rates, changes in payments, and maturity date extensions. The following table presents a summary of loans that were restructured during the year ended December 31, 2011.

TDRs Restructured During the Year
(Dollar amounts in thousands)

	Year Ended December 31, 2011
	Number of Loans	Pre-Modification Recorded Investment	Principal Charged-off (1)	Funds Disbursed	Interest and Escrow Capitalized	Post-Modification Recorded Investment
Commercial and industrial	10	$886	$-	$-	$7	$893
Agricultural	-	-	-	-	-	-
Commercial real estate:						0
Office, retail and industrial	3	3,407	-	293	9	3,709
Multi-family	1	14,107	(3,000)	-	-	11,107
Residential construction	-	-	-	-	-	-
Commercial construction	1	17,508	-	-	-	17,508
Other commercial real estate	1	174	-	-	74	248

Total commercial real estate	6	35,196	(3,000)	293	83	32,572

Total corporate loans	16	36,082	(3,000)	293	90	33,465

Home equity	9	523	-	-	15	538
1-4 family mortgages	11	1,440	-	-	79	1,519
Installment loans	1	151	-	-	4	155

Total consumer loans	21	2,114	-	-	98	2,212

Total loans restructured	37	$38,196	$(3,000)	$293	$188	$35,677

TDRs, still accruing interest (2)	34	$20,446	$(3,000)	$293	$111	$17,850
TDRs included in non-accrual (3)	3	17,750	-	-	77	17,827

Total	37	$38,196	$(3,000)	$293	$188	$35,677

  (1)
  The Company restructured this loan into two separate notes and charged-off one of the notes. Since the borrower demonstrated an ongoing ability to comply with the restructured terms of the remaining note, the restructured loan is classified as an accruing loan.
  (2)
  These loans are still accruing interest as of December 31, 2011.
  (3)
  These loans are included in non-accrual loans as of December 31, 2011.

The specific reserve portion of the allowance for loan losses on TDRs for all segments of loans is determined by estimating the value of the loan. This is determined by discounting the restructured cash flows at the original effective rate of the loan before modification or is based on the fair value of the underlying collateral less costs to sell, if repayment of the loan is collateral-dependent. If the resulting amount is less than the recorded book value, the Company either establishes a valuation allowance (i.e. specific reserve) as a component of the allowance for loan losses or charges off the impaired balance if it determines that such amount is a confirmed loss. As of December 31, 2011, one of the restructured loans had a $94,000 valuation reserve. No restructured loans had valuation reserves as of December 31, 2010.

The allowance for loan losses also includes an allowance based on a loss migration analysis for each loan category for loans that are not individually evaluated for impairment. All loans charged-off, including TDRs charged-off, are factored into this calculation by portfolio segment.

The following table presents TDRs that had charge-offs during the year ended December 31, 2011. These loans defaulted within twelve months of being restructured, resulting in a principal charge-off during 2011. None of these loans accrued interest during the year ended December 31, 2011.

TDRs That Defaulted Within Twelve Months of Being Restructured
(Dollar amounts in thousands)

	Year Ended December 31, 2011
	Number of Loans	Pre-Charge-off Recorded Investment	Principal Charged-off	Post-Charge-off Recorded Investment
Commercial and industrial	7	$1,163	$(552)	$611
Agricultural	-	-	-	-
Commercial real estate:
Office, retail and industrial	1	397	(397)	-
Multi-family	13	4,590	(1,324)	3,266
Residential construction	4	4,295	(2,106)	2,189
Commercial construction	1	17,508	(3,502)	14,006
Other commercial real estate	2	823	(435)	388

Total commercial real estate	21	27,613	(7,764)	19,849

Total corporate loans	28	28,776	(8,316)	20,460

Home equity	6	430	(333)	97
1-4 family mortgages	4	482	(241)	241
Installment loans	-	-	-	-

Total consumer loans	10	912	(574)	338

Total TDRs with charge-offs	38	$29,688	$(8,890)	$20,798

TDRs, still accruing interest	-	$-	$-	$-
TDRs included in non-accrual	38	29,688	(8,890)	20,798

Total	38	$29,688	$(8,890)	$20,798

There were no commitments to lend additional funds to borrowers with TDRs as of December 31, 2011.

Credit Quality Indicators

Corporate loans and commitments are assessed for risk and assigned ratings based on various characteristics, such as the borrower's cash flow, leverage, collateral, management characteristics, and other factors. Ratings for commercial credits are reviewed periodically. Consumer loans are assessed for credit quality based on the delinquency status of the loan. The assessment of consumer loans is completed at the end of each reporting period.

Credit Quality Indicators by Class, Excluding Covered Loans
(Dollar amounts in thousands)

	Pass	Special Mention (1)	Substandard (2)	Non-accrual (3)	Total
December 31, 2011
Commercial and industrial	$1,308,812	$57,866	$47,616	$44,152	$1,458,446
Agricultural	232,270	10,487	-	1,019	243,776
Commercial real estate:
Office, retail, and industrial	1,147,026	78,578	43,435	30,043	1,299,082
Multi-family	275,031	5,803	1,015	6,487	288,336
Residential construction	48,806	27,198	11,756	18,076	105,836
Commercial construction	92,568	23,587	5,407	23,347	144,909
Other commercial real estate	746,213	73,058	17,428	51,447	888,146

Total commercial real estate	2,309,644	208,224	79,041	129,400	2,726,309

Total corporate loans	$3,850,726	$276,577	$126,657	$174,571	$4,428,531

December 31, 2010
Commercial and industrial	$1,303,142	$83,259	$29,414	$50,088	$1,465,903
Agricultural	209,317	15,667	275	2,497	227,756
Commercial real estate:
Office, retail, and industrial	1,026,124	123,800	34,116	19,573	1,203,613
Multi-family	307,845	20,643	15,171	6,203	349,862
Residential construction	57,209	35,950	29,409	52,122	174,690
Commercial construction	85,305	35,750	14,732	28,685	164,472
Other commercial real estate	697,971	89,247	28,534	40,605	856,357

Total commercial real estate	2,174,454	305,390	121,962	147,188	2,748,994

Total corporate loans	$3,686,913	$404,316	$151,651	$199,773	$4,442,653

	Performing	Non-accrual	Total
December 31, 2011
Home equity	$408,787	$7,407	$416,194
1-4 family mortgages	195,777	5,322	201,099
Installment loans	42,264	25	42,289

Total consumer loans	$646,828	$12,754	$659,582

December 31, 2010
Home equity	$437,295	$7,948	$445,243
1-4 family mortgages	156,988	3,902	160,890
Installment loans	51,615	159	51,774

Total consumer loans	$645,898	$12,009	$657,907

  (1)
  Loans categorized as special mention exhibit potential weaknesses that require the close attention of management. If left uncorrected, these potential weaknesses may result in the deterioration of repayment prospects at some future date.
  (2)
  Loans categorized as substandard continue to accrue interest, but exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. The loans continue to accrue interest because they are well secured and collection of principal and interest is expected within a reasonable time.
  (3)
  Loans categorized as non-accrual exhibit a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Company could sustain some loss if the deficiencies are not corrected. These loans have been placed on non-accrual status.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and prudently expand its business. Underwriting standards are designed to ensure repayment of loans and mitigate loss exposure. As part of the underwriting process, the Company examines current and projected cash flows to determine the ability of the borrower to repay his obligation as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrower, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and usually incorporate a personal guarantee. However, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent upon the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those standards and processes specific to real estate loans. Except for construction loans, these loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is largely dependent upon the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. The properties securing the Company's commercial real estate portfolio are diverse in terms of type and geographic location within the greater suburban metropolitan Chicago market and contiguous markets. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography, and risk grade criteria.

Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analyses of absorption and lease rates, and financial analyses of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. Construction loans often involve the disbursement of substantial funds with repayment primarily dependent upon the success of the completed project. Sources of repayment for these types of loans may be permanent loans from long-term lenders, sales of developed property, or an interim loan commitment until permanent financing is obtained. Generally, these loans have a higher risk profile than other real estate loans due to their repayment being sensitive to real estate values, interest rate changes, governmental regulation of real property, demand and supply of alternative real estate, the availability of long-term financing, and changes in general economic conditions.

Consumer loans are centrally underwritten utilizing the FICO credit scoring. This is a credit score developed by Fair Isaac Corporation that is used by many mortgage lenders. It uses a risk-based system to determine the probability that a borrower may default on financial obligations to the lender. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements.

7.     PREMISES, FURNITURE, AND EQUIPMENT

The following table summarizes the Company's premises, furniture, and equipment by category.

Premises, Furniture, and Equipment
(Dollar amounts in thousands)

	December 31,
	2011	2010
Land	$50,895	$48,506
Premises	147,065	158,889
Furniture and equipment	72,279	76,734

Total cost	270,239	284,129
Accumulated depreciation	(143,195)	(143,222)

Net book value of premises, furniture, and equipment held-for-investment	127,044	140,907
Assets held-for-sale	7,933	-

Total premises, furniture, and equipment	$134,977	$140,907

	Years Ended December 31,
	2011	2010	2009
Depreciation expense on premises, furniture, and equipment	$10,995	$11,397	$10,917

Operating Leases

As of December 31, 2011, the Company was obligated under certain non-cancelable operating leases for premises and equipment, which expire at various dates through the year 2024. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in consumer or other price indices. The following summary reflects the future minimum rental payments by year required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011.

Operating Leases
(Dollar amounts in thousands)

Total
Year ending December 31,
2012	$3,627
2013	3,858
2014	2,441
2015	2,214
2016	2,184
2017 and thereafter	5,552

Total minimum lease payments	$19,876

	Years Ended December 31,
	2011	2010	2009
Rental expense charged to operations (1)	$4,193	$3,244	$3,314
Rental income from premises leased to others (2)	$1,136	$1,144	$533
  (1)
  Includes amounts paid under short-term cancelable leases.
  (2)
  Included as a reduction to occupancy expense in the Consolidated Statements of Income.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents changes in the carrying amount of goodwill for the three-year period ended December 31, 2011.

Changes in the Carrying Amount of Goodwill
(Dollar amounts in thousands)

Balance at December 31, 2008	$262,886
2009 activity	-

Balance at December 31, 2009	262,886
Goodwill acquired through FDIC-assisted transaction	7,941

Balance at December 31, 2010	270,827
Adjustment to goodwill recorded in 2010 (1)	(5,350)

Adjusted balance at January 1, 2011	265,477
2011 activity	-

Balance at December 31, 2011	$265,477

  (1)
  Goodwill was adjusted based on additional information received in 2011 relating to the acquisition date value of certain assets and liabilities. Refer to Note 1, "Summary of Significant Accounting Policies," for further details of this adjustment.

Goodwill is not amortized but is subject to impairment testing on an annual basis or more often if events or circumstances indicate the potential for impairment. Due to volatile market conditions and a decline in the Company's market capitalization, management determined that an interim impairment test of goodwill as of September 30, 2011 was appropriate. The testing was performed by comparing the carrying value of the reporting unit with management's estimate of the fair value of the reporting unit, which was based on a discounted cash flow analysis. Step 1 of the interim test indicated that management's estimate of the fair value of the reporting unit exceeded the carrying value of the reporting unit; therefore, no impairment existed, and Step 2 of the impairment test was not required.

The Company's annual impairment test date is October 1. Given the proximity of the interim test to the annual test date and management's evaluation of market conditions, no additional goodwill impairment testing was deemed necessary during the fourth quarter of 2011.

The Company's other intangible assets are core deposit premiums, which are being amortized over their estimated useful lives. The Company reviews intangible assets at least annually for possible impairment or more often if events or changes in circumstances between tests indicate that carrying amounts may not be recoverable. The Company's annual impairment testing was performed as of November 30, 2011 by comparing the carrying value of intangibles with our anticipated discounted future cash flows, and it was determined that no impairment existed as of that date.

In December 2011, the Company completed the purchase of certain Chicago-market deposits from Old National. The transaction included $106.7 million in deposits (comprised of $70.6 million in core transactional deposits and $36.1 in time deposits) and one banking facility located in the market in which the Company operates. As a result of the transaction, the Company recorded $1.4 million in core deposit intangibles and a net gain of $1.1 million.

Core Deposit Intangibles
(Dollar amounts in thousands)

	Years Ended December 31,
	2011			2010			2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Balance at beginning of year	$42,832	$22,276	$20,556	$36,591	$17,998	$18,593	$35,731	$14,069	$21,662
Additions	1,419	-	1,419	6,242	-	6,242	860	-	860
Amortization expense	-	3,802	(3,802)	-	4,279	(4,279)	-	3,929	(3,929)
Fully amortized assets/other	(9,933)	(9,933)	-	(1)	(1)	-	-	-	-

Balance at end of year	$34,318	$16,145	$18,173	$42,832	$22,276	$20,556	$36,591	$17,998	$18,593

Weighted-average remaining life (in years)			6.9			7.3			7.0
Estimated useful lives (in years)			3.3 to 12.6			3.3 to 12.6			5.5 to 11.8

Scheduled Amortization of Other Intangible Assets
(Dollar amounts in thousands)

Total
Year ending December 31,
2012	$3,336
2013	3,192
2014	2,603
2015	2,414
2016	2,337
2017 and thereafter	4,291

Total	$18,173

9.   DEPOSITS

The following table presents the Company's deposits by type of account.

Summary of Deposits
(Dollar amounts in thousands)

	December 31,
	2011	2010
Demand deposits	$1,593,773	$1,329,505
Savings deposits	970,016	871,166
NOW accounts	1,057,887	1,073,211
Money market deposits	1,198,382	1,245,610
Time deposits less than $100,000	1,126,462	1,330,733
Time deposits of $100,000 or more	532,655	661,251

Total deposits	$6,479,175	$6,511,476

The following tables provide maturity information related to the Company's time deposits.

Scheduled Maturities of Time Deposits
(Dollar amounts in thousands)

Total
Year ending December 31,
2012	$1,227,564
2013	228,049
2014	95,865
2015	56,861
2016	50,211
2017 and thereafter	567

Total	$1,659,117

Maturities of Time Deposits of $100,000 or More
(Dollar amounts in thousands)

Total
Maturing within 3 months	$135,029
After 3 but within 6 months	108,518
After 6 but within 12 months	148,477
After 12 months	140,631

Total	$532,655

10. BORROWED FUNDS

The following table summarizes the Company's borrowed funds by funding source.

Summary of Borrowed Funds
(Dollar amounts in thousands)

	December 31,
	2011	2010
Securities sold under agreements to repurchase	$92,871	$166,474
FHLB advances	112,500	137,500

Total borrowed funds	$205,371	$303,974

Securities sold under agreements to repurchase generally mature within 1 to 90 days from the transaction date. They are treated as financings, and the obligations to repurchase securities sold are included as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements are secured by U.S. Treasury and U.S. agency securities and, if required, are held in third party pledge accounts. The securities underlying the agreements remain in the respective asset accounts. As of December 31, 2011, the Company did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders' equity.

The Bank is a member of the FHLB and has access to term financing from the FHLB. These advances are secured by designated assets that may include qualifying residential and multi-family mortgages, home equity loans, and municipal and mortgage-backed securities. At December 31, 2011, all advances from the FHLB have a fixed rate with interest payable monthly.

Maturity and Rate Schedule for FHLB Advances
(Dollar amounts in thousands)

	December 31, 2011		December 31, 2010
Maturity Date	Advance Amount	Rate (%)	Advance Amount	Rate (%)
December 1, 2011	$-	-	$25,000	1.15
December 4, 2012	37,500	1.70	37,500	1.70
December 4, 2013	25,000	2.28	25,000	2.28
December 18, 2013	50,000	2.37	50,000	2.37

	$112,500	2.13	$137,500	1.95

Unused Short-Term Credit Lines Available for Use
(Dollar amounts in thousands)

	December 31,
	2011	2010
Available federal funds lines (1)	$528,000	$650,000
Federal Reserve Bank Discount Window's primary credit program	1,460,313	1,467,052
  (1)
  Subject to the liquidity position of other banks.

None of the Company's borrowings have any related compensating balance requirements that restrict the use of Company assets.

11.   SENIOR AND SUBORDINATED DEBT

The following table presents the Company's senior and subordinated debt by issuance.

Senior and Subordinated Debt
(Dollar amounts in thousands)

	December 31,
	2011	2010
5.875% senior notes due in 2016
Principal amount	$115,000	$-
Discount	(600)	-

Total senior notes due in 2016	114,400	-

5.85% subordinated notes due in 2016
Principal amount	50,500	50,500
Discount	(24)	(29)

Total subordinated notes due in 2016	50,476	50,471

6.95% junior subordinated debentures due in 2033
Principal amount	87,351	87,351
Discount	(74)	(78)

Total junior subordinated debentures	87,277	87,273

Total long-term debt	$252,153	$137,744

In November 2011, the Company issued $115.0 million of 5-year senior notes. The notes were issued at a discount and have a fixed coupon interest rate of 5.875% per annum, payable semi-annually. The notes are redeemable prior to maturity only at the Company's option and are unsecured, senior obligations of the Company. The proceeds were primarily used to fund the redemption of preferred stock. For details relating to the redemption of preferred stock, refer to Note 12, "Material Transactions Affecting Stockholders' Equity." The notes contain provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies. If the Company's debt were to fall below that credit rating, it would be in violation of those provisions and the interest rate would be increased.

In 2006, the Company issued $99.9 million of 10-year subordinated notes (the "Notes"). The notes were issued at a discount and have a fixed coupon interest rate of 5.85% per annum, payable semi-annually. The notes are redeemable prior to maturity only at the Company's option and are junior and subordinate to the Company's senior indebtedness. For regulatory capital purposes, the notes qualify as Tier 2 Capital.

In 2003, the Company formed First Midwest Capital Trust I ("FMCT"), a statutory business trust, organized for the sole purpose of issuing trust-preferred securities to third party investors. FMCT issued $125.0 million in preferred securities and 3,866 shares of common stock and used the proceeds to purchase junior subordinated debentures issued by the Company ("Subordinated Debentures"). The trust-preferred securities of the trust represent preferred beneficial interests in the assets of the trust and are subject to mandatory redemption, in whole or in part, upon payment of the junior subordinated debentures held by the trust. The common securities of the trust are wholly owned by the Company. The trust's ability to pay amounts due on the trust-preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The Company's obligations under the junior subordinated debentures and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of the trust's obligations under the trust-preferred securities issued by the trust. The guarantee covers the distributions and payments on liquidation or redemption of the trust-preferred securities, but only to the extent of funds held by the trust.

FMCT qualifies as a variable interest entity for which the Company is not the primary beneficiary; therefore, the trust is not consolidated in the Company's financial statements. The subordinated debentures issued by the Company to the trust are included in senior and subordinated debt in the Company's Consolidated Statements of Financial Condition with the corresponding interest distributions recorded as interest expense in the Company's

Consolidated Statements of Income. The common shares issued by the trust are included in other assets in the Company's Consolidated Statements of Financial Condition.

In 2009, the Company completed an offer to exchange a portion of the notes and a separate offer to exchange a portion of the subordinated debentures for newly issued shares of Common Stock. The exchanges strengthened the composition of First Midwest's capital base by increasing its Tier 1 common and tangible common equity ratios, while also reducing the interest expense associated with the debt securities. As a result of the exchange offers, $39.3 million of subordinated debentures were retired at a discount of 20% in exchange for 3,058,410 shares of Common Stock, and $29.5 million of notes were retired at a discount of 10% in exchange for 2,584,695 shares of Common Stock. In 2009, the Company also retired an additional $1.0 million of subordinated debentures at a discount of 20% for cash and $20.0 million of notes at a discount of 7% for cash. In the aggregate, the exchange offers and the subsequent retirement of debt for cash resulted in the recognition of $15.3 million in pre-tax gains in 2009. These gains are shown as a separate component of noninterest income in the Consolidated Statements of Income.

12.   MATERIAL TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

Redemption of Preferred Shares

In 2008, in response to the financial crises affecting the financial markets and the banking system, the Treasury announced several initiatives under the Troubled Asset Relief Program ("TARP") intended to help stabilize the banking industry. One of these initiatives was the voluntary CPP designed to encourage qualifying financial institutions to build capital. Under the CPP, the Company received $193.0 million from the sale of preferred shares to the Treasury.

In exchange for the $193.0 million, the Company issued to the Treasury a total of 193,000 Preferred Shares and a Warrant to purchase up to 1,305,230 shares of Common Stock. Both the Preferred Shares and the Warrant were accounted for as components of the Company's regulatory Tier 1 capital.

In November 2011, the Company redeemed all of the $193.0 million of Preferred Shares issued to the Treasury. The redemption was funded through a combination of existing liquid assets and the proceeds from the senior debt issuance.

In connection with the redemption, the Company accelerated the accretion of the remaining issuance discount on the Preferred Shares and recorded a corresponding reduction to retained earnings of $1.5 million. This resulted in a one-time, non-cash reduction in net income available to common shareholders and related basic and diluted earnings per share.

Dividends of $214,000 were paid to the Treasury on November 23, 2011 when the Preferred Shares were redeemed. The Company paid total dividends on Preferred Shares of $8.7 million in 2011 and $9.7 million in 2010 and 2009.

In December 2011, the Company redeemed the Treasury's Warrant for $900,000, which concluded the Company's participation in the CPP.

Common Shares Issued

On January 13, 2010, the Company sold 18,818,183 shares of Common Stock in an underwritten public offering. The price to the public was $11.00 per share, and the proceeds to the Company, net of the underwriters' discount, were $196.0 million, or $10.45 per share, net of related expenses. The net proceeds were used to improve the quality of the Company's capital composition and for general operating purposes.

The Company had 85,787,354 shares issued as of December 31, 2011 and 2010. There were 74,435,004 and 74,095,695 shares outstanding as of December 31, 2011 and December 31, 2010, respectively.

Quarterly Dividend on Common Shares

The Board declared quarterly stock dividends of $0.01 per share for the past twelve quarters.

Transactions with the Bank

In January 2010, the Company made a $100.0 million capital contribution to the Bank. In addition, the Bank sold $168.1 million of non-performing assets to the Company in March 2010. On the date of the sale, the Company recorded the assets at fair value and transferred them to Catalyst in the form of a capital injection. Since the majority of the assets were collateral-dependent loans, fair value was determined based on the lower of the recorded book value of the loan or the estimated fair value of the underlying collateral less costs to sell. No allowance for credit losses was recorded at the Company on the date of the purchase of these assets. Catalyst had non-performing assets totaling $45.2 million as of December 31, 2011 and $93.1 million as of December 31, 2010. This transaction did not change the presentation of these non-performing assets in the consolidated financial statements and did not impact the Company's consolidated financial position, results of operations, or regulatory ratios. However, these two transactions improved the Bank's asset quality, capital ratios, and liquidity.

There were no additional material transactions that affected stockholders' equity during the years ended December 31, 2011 and December 31, 2010.

13.   EARNINGS PER COMMON SHARE

The table below displays the calculation of basic and diluted earnings per share.

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$36,563	$(9,684)	$(25,750)
Preferred dividends	(8,658)	(9,650)	(9,650)
Accretion on preferred stock (1)	(2,118)	(649)	(615)
Net (income) loss applicable to non-vested restricted shares	(350)	266	464

Net income (loss) applicable to common shares	$25,437	$(19,717)	$(35,551)

Weighted-average common shares outstanding:
Weighted-average common shares outstanding (basic)	73,289	72,422	50,034
Dilutive effect of Common Stock equivalents	-	-	-

Weighted-average diluted common shares outstanding	73,289	72,422	50,034

Basic earnings (loss) per common share	$0.35	$(0.27)	$(0.71)
Diluted earnings (loss) per common share	$0.35	$(0.27)	$(0.71)
Anti-dilutive shares not included in the computation of diluted earnings per common share (2)	3,511	3,823	3,993
  (1)
  Includes $1.5 million in accelerated accretion related to the redemption of the Preferred Shares.
  (2)
  Represents outstanding stock options and the Warrant for which the exercise price is greater than the average market price of the Company's Common Stock.

14.   INCOME TAXES

Components of Income Tax Expense (Benefit)
(Dollar amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Current tax expense (benefit):
Federal	$1,929	$(14,926)	$(10,298)
State	419	1,439	(5,420)

Total	2,348	(13,487)	(15,718)

Deferred tax expense (benefit):
Federal	1,605	(8,895)	(28,808)
State	555	(6,162)	(5,650)

Total	2,160	(15,057)	(34,458)

Total income expense (benefit)	$4,508	$(28,544)	$(50,176)

Federal income tax expense (benefit) and the related effective income tax rate are primarily influenced by the amount of tax-exempt income derived from investment securities and bank-owned life insurance in relation to pre-tax income and state income taxes. State income tax expense (benefit) and the related effective tax rate are influenced by state tax rules relating to consolidated/combined reporting and sourcing of income and expense.

Income tax expense totaled $4.5 million in 2011 following an income tax benefit of $28.5 million in 2010. The variance was primarily attributable to an increase in pre-tax income in 2011 compared to the prior year, as well as a decrease in tax-exempt income and the impact of the Illinois tax law change described below.

Effective January 1, 2011, the Illinois corporate income tax rate increased from 7.3% to 9.5%. This rate increase resulted in additional state tax expense, net of federal tax, of $418,000 for 2011. The Company recorded a $1.6 million income tax benefit in first quarter 2011 related to the resulting increase in the Company's deferred tax asset. The rate will decline to 7.75% in 2015 and return to 7.3% in 2025. The legislation also suspends net operating loss utilization in 2011 and limits the amount of utilization to $100,000 per year in 2012 and 2013.

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded.

Deferred Tax Assets and Liabilities
(Dollar amounts in thousands)

	December 31,
	2011	2010
Deferred tax assets:
Alternative minimum tax ("AMT") and other credit carryforwards	$12,798	$8,185
Federal net operating loss ("NOL") carryforwards	16,962	7,299
Allowance for credit losses	42,687	50,775
Unrealized losses	22,940	24,610
OREO	5,376	8,490
State NOL carryforwards	11,456	11,776
Other state tax benefits	8,150	8,221
Other	10,783	10,191

Total deferred tax assets	131,152	129,547

Deferred tax liabilities:
Purchase accounting adjustments and intangibles	(10,278)	(12,569)
Deferred loan fees	(3,215)	(3,441)
Accrued retirement benefits	(6,681)	(2,354)
Depreciation	(2,843)	(2,063)
Cancellation of indebtedness income	(5,340)	(5,340)
Other	(9,365)	(8,160)

Total deferred tax liabilities	(37,722)	(33,927)

Deferred tax valuation allowance	-	(30)

Net deferred tax assets	93,430	95,590
Tax effect of adjustments related to other comprehensive income (loss)	9,194	17,763

Net deferred tax assets including adjustments	$102,624	$113,353

Net operating loss carryforwards available to offset future taxable income:
Federal gross NOL carryforwards, begin to expire in 2030	$48,463	$20,856
Illinois gross NOL carryforwards, begin to expire in 2018	$220,101	$225,027
Indiana gross NOL carryforwards, begin to expire in 2021	$23,872	$19,872
Wisconsin gross NOL carryforwards, begin to expire in 2025	$229	$-
Other credits (1)	$12,798	$8,185
  (1)
  Consists of AMT credits, which have an indefinite life and other credits, which have a 20-year life. Approximately $2.6 million of other credits will begin to expire in 2028.

Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition. Management believes that it is more likely than not that net deferred tax will be fully realized and no valuation allowance is required.

Components of Effective Tax Rate

	Years Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income, net of interest expense disallowance	(21.3%)	27.0%	16.5%
State income tax, net of federal income tax effect	(0.3%)	9.5%	12.1%
Other, net	(2.4%)	3.2%	2.5%

Effective tax rate	11.0%	74.7%	66.1%

The change in effective income tax rate from 2010 to 2011 was primarily attributable to a decrease in tax-exempt income as a percent of total pre-tax income or loss and, to a lesser extent, by an increase in the Illinois income tax rate.

The change in effective income tax rate from 2009 to 2010 was primarily attributable to an increase in tax-exempt interest as a percent of the pre-tax loss.

As of December 31, 2011, 2010, and 2009, the Company's retained earnings included an appropriation for an acquired thrift's tax bad debt reserves of approximately $2.5 million for which no provision for federal or state income taxes has been made. If, in the future, this portion of retained earnings was distributed as a result of the liquidation of the Company or its subsidiaries, federal and state income taxes would be imposed at the then applicable rates.

Uncertainty in Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Illinois, Indiana, Iowa, and Wisconsin. Audits of the Company's 2002-2005 Illinois income tax returns were closed during 2010 without significant adjustments. Audits of the Company's 2006-2007 Illinois income tax returns were closed in 2011 without significant adjustments. The Internal Revenue Service initiated audits of the Company's 2006, 2007, and 2009 federal income tax returns in 2011. The Company believes it is reasonably possible that these audits will be resolved in 2012 without significant changes to the returns as filed.

The Company is no longer subject to examination by federal tax authorities for years prior to 2006; by Indiana and Iowa tax authorities for years prior to 2008; and Illinois tax authorities for years prior to 2008, except with respect to an amended 2006 Illinois return for which the statute of limitations remains open. The Company began filing in Wisconsin in 2009 as a result of changes in the Wisconsin tax law.

Rollforward of Unrecognized Tax Benefits
(Dollar amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$429	$314	$5,751
Additions for tax positions relating to the current year	-	2	9
Additions for tax positions relating to prior years	226	263	-
Reductions for tax positions relating to prior years	(80)	(72)	(5,446)
Reductions for settlements with taxing authorities	(207)	-	-
Lapse in statute of limitations	-	(78)	-

Balance at end of year	$368	$429	$314

Interest and penalties not included above (1):
Interest expense (benefit), net of tax effect, and penalties	$44	$(21)	$(556)
Accrued interest and penalties, net of tax effect, at end of year	$52	$8	$29
  (1)
  Included in income tax expense (benefit) in the Consolidated Statements of Income.

The reductions in uncertain tax positions in 2011 compared to 2010 are a result of the resolution of certain tax authority examinations, partially offset by a change in exposure as a result of the prior year settlement with taxing authorities. The increase in uncertain tax positions in 2010 compared to 2009 resulted from additions for tax positions relating to prior years.

The Company does not anticipate that the amount of uncertain tax positions will significantly increase or decrease in the next 12 months. Included in the balance at December 31, 2011 are tax positions totaling $269,000 that would favorably affect the Company's effective tax rate if recognized in future periods.

15.   EMPLOYEE BENEFIT PLANS

Savings and Profit Sharing Plan

The Company has a defined contribution retirement savings plan (the "Profit Sharing Plan"), which allows qualified employees, at their option, to make contributions up to 45% of their pre-tax base salary (15% for certain highly compensated employees) through salary deductions under Section 401(k) of the Internal Revenue Code. At the employees' direction, employee contributions are invested among a variety of investment alternatives. For employees who make voluntary contributions to the Profit Sharing Plan, the Company contributes an amount equal to 2% of the employee's compensation. The Profit Sharing Plan also permits the Company to distribute a discretionary profit-sharing component up to 15% of the employee's compensation. The Company's matching contribution vests immediately, while the discretionary component vests over a period of six years.

Savings and Profit Sharing Plan
(Dollar amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Profit sharing expense	$2,897	$859	$2,454
Company dividends received by the Profit Sharing Plan	$72	$72	$452
Company shares held by the Profit Sharing Plan at year end:
Number of shares	1,806,262	2,752,521	2,916,152
Fair value	$18,297	$31,709	$31,757

Pension Plan

The Company sponsors a noncontributory defined benefit retirement plan (the "Pension Plan") that provides for retirement benefits based on years of service and compensation levels of the participants. The Pension Plan covers a majority of employees who met certain eligibility requirements and were hired before April 1, 2007 when it was amended to eliminate new enrollment of employees. Actuarially determined pension costs are charged to current operations. The Company's funding policy is to contribute amounts to its plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 plus such additional amounts as the Company deems appropriate.

Pension Plan's Cost and Obligations
(Dollar amounts in thousands)

	December 31,
	2011	2010
Accumulated benefit obligation	$55,782	$43,889

Change in benefit obligation:
Projected benefit obligation at beginning of year	$51,963	$43,671
Service cost	2,725	2,352
Interest cost	3,032	2,665
Actuarial losses	8,067	4,957
Benefits paid	(2,776)	(1,682)

Projected benefit obligation at end of year	$63,011	$51,963

Change in plan assets:
Fair value of plan assets at beginning of year	$54,713	$51,033
Actual return on plan assets	1,053	5,362
Benefits paid	(2,776)	(1,682)
Employer contributions	10,000	-

Fair value of plan assets at end of year	$62,990	$54,713

Funded status recognized in the Consolidated Statements of Financial Condition:
Noncurrent prepaid pension	$-	$2,750
Noncurrent liabilities	(21)	-
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$4	$8
Net loss	21,860	12,996

Net amount recognized	$21,864	$13,004

Actuarial losses included in accumulated other comprehensive loss as a percent of:
Accumulated benefit obligation	39.2%	29.6%
Fair value of plan assets	34.7%	23.8%
Amounts expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year:
Prior service cost	$3	$3
Net loss	1,336	525

Net amount expected to be recognized	$1,339	$528

Weighted-average assumptions at the end of the year used to determine the actuarial present value of the projected benefit obligation:
Discount rate	4.40%	5.50%
Rate of compensation increase	2.50%	3.00%

Expected amortization of net actuarial losses – To the extent the cumulative actuarial losses included in accumulated other comprehensive loss exceed 10% of the greater of the accumulated benefit obligation or the market-related value of the Pension Plan assets, it is the Company's policy to amortize the Pension Plan's net actuarial losses into income over the future working life of the Pension Plan participants. Actuarial losses included in accumulated other comprehensive loss as of December 31, 2011 exceeded 10% of the accumulated benefit obligation and the fair value of plan assets. The amortization of net actuarial losses is a component of the net periodic benefit cost. Amortization of the net actuarial losses and prior service cost included in other comprehensive income (loss) is not expected to have a material impact on the Company's future results of operations, financial position, or liquidity.

Net Periodic Benefit Pension Cost
(Dollar amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$2,725	$2,352	$3,404
Interest cost	3,032	2,665	3,337
Expected return on plan assets	(4,110)	(4,150)	(4,558)
Recognized net actuarial loss	976	2	1,153
Amortization of prior service cost	3	3	3
Other (1)	1,285	-	737

Net periodic cost	3,911	872	4,076

Other changes in plan assets and benefit obligations recognized as a charge to other comprehensive income (loss):
Net loss (gain) for the period	11,124	3,746	(15,830)
Amortization of prior service cost	(4)	(4)	(4)
Amortization of net loss	(2,260)	(2)	(1,154)

Total	8,860	3,740	(16,988)

Total recognized in net periodic pension cost and other comprehensive loss	$12,771	$4,612	$(12,912)

Weighted-average assumptions used to determine the net periodic cost:
Discount rate	5.50%	6.00%	6.25%
Expected return on plan assets	7.50%	7.50%	8.50%
Rate of compensation increase	3.00%	3.00%	4.50%
  (1)
  The 2011 amount represents the correction of a 2010 actuarial pension expense calculation related to the valuation of future early retirement benefits.

Pension Plan Asset Allocation
(Dollar amounts in thousands)

			Percentage of Plan Assets
	Target Allocation 2011	Fair Value of Plan Assets (1)
			2011	2010
Asset Category:
Equity securities	50 - 60%	$32,360	51%	61%
Fixed income	30 - 48%	18,937	30%	33%
Cash equivalents	2 - 10%	11,693	19%	6%

Total		$62,990	100%	100%

  (1)
  Additional information regarding the fair value of plan assets can be found in Note 22, "Fair Value."

As of December 31, 2011, asset category allocations were outside the target range due to a December 2011 employer contribution included in cash equivalents. On January 31, 2012, subsequent to investing this contribution, allocations were 55% equity, 35% fixed income, and 10% cash equivalents.

Expected long-term rate of return – The expected long-term rate of return on Pension Plan assets represents the average rate of return expected to be earned over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term returns of historical market data and projections of future returns for each asset category, as well as historical actual returns on the Pension Plan assets with the assistance of its independent actuarial consultant. Using this reference data, a forward-looking return expectation for each asset category and a weighted-average expected long-term rate of return based on the target assets allocation is developed.

Investment policy and strategy – The investment objective of the Pension Plan is to maximize the return on Pension Plan assets over a long-term horizon to satisfy the Pension Plan obligations. In establishing its investment policies and asset allocation strategies, the Company considers expected returns and the volatility associated with different strategies. The policy established by the Committee provides for growth of capital with a moderate level of volatility by investing assets according to the target allocations stated above. As a strategy to mitigate volatility, investments are weighted toward publicly traded securities, and alternative asset classes, such as private equity hedge funds and real estate, are avoided. The assets are reallocated as needed by the fund manager to meet the above target allocations. Under the advisement of a certified investment advisor, the Committee reviews the investment policy on a quarterly basis to determine if any adjustments to the policy or investment strategy are necessary.

Based on the actuarial assumptions, the Company does not anticipate making a contribution to the Pension Plan in 2012. Estimated future pension benefit payments, which reflect expected future service, for fiscal years 2012 through 2021, are as follows.

Estimated Future Pension Benefit Payments
(Dollar amounts in thousands)

Total
Year ending December 31,
2012	$5,276
2013	4,944
2014	5,134
2015	5,146
2016	5,240
2017-2021	26,124

16.   SHARE-BASED COMPENSATION

Share-Based Plans

Omnibus Stock and Incentive Plan (the "Omnibus Plan") – In 1989, the Board adopted the Omnibus Plan, which allows for the granting of both incentive and non-statutory ("nonqualified") stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, and performance shares to certain key employees.

In August 2006, as an enhancement to the current compensation program, the Board approved the granting of restricted stock awards and restricted stock units to certain key officers. These awards are restricted to transfer, but are not restricted to dividend payment and voting rights.

Since the inception of the Omnibus Plan through 2008, certain key employees were granted nonqualified stock options in February of each year. The option exercise price is set at the fair value of the Company's Common Stock on the date the options are granted. The fair value is defined as the average of the high and low stock price on the date of grant. All options have a term of ten years from the date of grant, include reload features, and are non-transferable except to immediate family members, family trusts, or partnerships.

Since 2008, the Company grants restricted stock awards instead of nonqualified stock options to certain key employees, typically in February of each year. Both stock options and restricted stock awards vest over three years with 50% vesting after two years from the date of grant and the remaining 50% vesting three years after the date of grant provided the employee remains employed by the Company during this period (subject to accelerated vesting in the event of change-in-control or upon termination of employment, as set forth in the applicable award agreement).

Nonemployee Directors Stock Plan (the "Directors Plan") – In 1997, the Board adopted the Directors Plan, which provides for the grant of equity awards to non-management Board members. Until 2008, only non-qualified stock options were issued under the Directors Plan. The exercise price of the options is equal to the fair value of the Common Stock on the date of grant. All options have a term of ten years from the date of grant.

In 2008, the Company amended the Directors Plan to allow for the grant of restricted stock awards. The awards are restricted to transfer but are not restricted to dividend payment and voting rights. Both the options and the awards vest one year from the date of grant subject to accelerated vesting in the event of retirement, death, disability, or change-in-control, as defined in the Directors Plan.

Options or restricted stock awards are granted annually at the first regularly scheduled Board meeting in each calendar year (generally in February). Directors elected during the service year are granted equity awards on a pro-rata basis.

Both the Omnibus Plan and the Directors Plan have been submitted to and approved by the stockholders of the Company. The Company issues treasury shares to satisfy stock option exercises and restricted stock award releases.

Shares of Common Stock Available Under Share-Based Plans

	December 31, 2011
	Shares Authorized	Shares Available For Grant
Omnibus Plan	8,631,641	2,474,769
Directors Plan	481,250	98,026

Salary Stock Awards – In October 2009, the Board approved adjustments to the 2010 base salaries of certain of its executive officers, as permitted by the executive compensation provisions of TARP. The approved adjustments became effective on January 1, 2010 and modified the mix between the fixed and variable components of compensation to be paid to these officers during 2010 and 2011. The salary adjustments were paid in accordance with the Company's standard payroll procedures with 25% paid in cash and 75% paid in fully vested shares of Common Stock. The number of shares of Common Stock granted as of each payroll period end date to each executive officer is determined by dividing that portion of the executive officer's salary adjustment payable for the period by the closing price of the Common Stock on the date prior to the applicable payroll date.

In 2011, 45,889 shares were granted at a weighted-average price of $10.10 per share, and in 2010, 49,569 shares were granted at a weighted-average price of $12.30 per share. The issuance of these shares is included in share-based compensation expense, but does not reduce the number of shares issued and outstanding under the Omnibus Plan as the issuance is not considered part of the share-based plans referenced above.

Since the Company's participation in the CPP was concluded in December 2011, the Company is no longer subject to the executive compensation provisions of TARP.

Accounting Treatment

The Company recognizes share-based compensation expense based on the estimated fair value of the option or award at the date of grant or modification. Share-based compensation expense is included in salaries and wages in the Consolidated Statements of Income.

Effect of Recording Share-Based Compensation Expense
(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2011	2010	2009
Stock option expense	$291	$317	$785
Restricted stock/unit award expense	5,607	4,712	2,731
Salary stock award expense	464	609	-

Total share-based compensation expense	6,362	5,638	3,516
Income tax benefit	2,602	2,199	1,371

Share-based compensation expense, net of tax	$3,760	$3,439	$2,145

Basic earnings per common share	$0.05	$0.05	$0.04
Diluted earnings per common share	$0.05	$0.05	$0.04
Cash flows (used in) provided by operating activities	$(47)	$189	$177
Cash flows provided by (used in) financing activities (1)	$47	$(189)	$(177)
  (1)
  Amount represents cash flows resulting from the tax benefits of tax deductions in excess of recognized compensation expense.

Stock Options

Nonqualified Stock Option Transactions
(Amounts in thousands, except per share data)

	Year Ended December 31, 2011
	Options	Average Exercise Price	Weighted Average Remaining Contractual Term (1)	Aggregate Intrinsic Value (2)
Outstanding at beginning of year	2,492	$32.23
Granted	42	12.17
Expired	(560)	30.62

Outstanding at end of period	1,974	$32.25	3.60	$-

Ending vested and expected to vest	1,974	$32.25	3.60	$-
Exercisable at end of period	1,974	$32.25	3.60	$-
  (1)
  Represents the average remaining contractual life in years.
  (2)
  Aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company's average of the high and low stock price on the last trading day of the year and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on December 31, 2011. This amount will fluctuate with changes in the fair value of the Common Stock.

Stock Option Valuation Assumptions – The Company estimates the fair value of stock options at the date of grant using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. No stock options were granted in 2009 or 2010.

Stock Option Valuation Assumptions

	Years Ended December 31,
	2011	2010	2009
Expected life of the option (in years)	5.3	-	-
Expected stock volatility	42%	-	-
Risk-free interest rate	2%	-	-
Expected dividend yield	0.33%	-	-
Weighted-average fair value of options at their grant date	$4.72	$-	$-

Expected life is based on historical exercise and termination behavior. Expected stock price volatility is derived from historical volatility of the Common Stock over the expected life of the options. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option. The expected dividend yield represents the three-year historical average of the annual dividend yield as of the date of grant. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.

Other Stock Option Information
(Dollar amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Share-based compensation expense	$291	$317	$785
Unrecognized compensation expense	$-	$23	$283
Weighted-average amortization period remaining (in years)	-	0.1	0.4

No stock options were exercised during the three years ended December 31, 2011. No stock option award modifications were made during 2009, 2010, or 2011.

Restricted Stock and Restricted Stock Unit Awards

Restricted Stock Award Transactions
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2011		2010
	Number of Shares/Units	Weighted Average Grant Date Fair Value	Number of Shares/Units	Weighted Average Grant Date Fair Value
Restricted Stock Awards
Non-vested awards at beginning of year	978	$11.99	653	$11.94
Granted	490	12.08	448	13.26
Vested	(358)	11.77	(108)	16.90
Forfeited	(99)	13.95	(15)	11.99

Non-vested awards at end of year	1,011	$11.92	978	11.99

Restricted Stock Units
Non-vested awards at beginning of year	-	$-	-	$-
Granted	26	12.08	-	-

Non-vested awards at end of year	26	$12.08	-	-

The fair value of restricted stock/unit awards is determined based on the average of the high and low stock price on the date of grant and is recognized as compensation expense over the vesting period.

Other Restricted Stock Award/Unit Information
(Dollar amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Share-based compensation expense	$5,607	$4,712	$2,731
Unrecognized compensation expense	$4,784	$5,248	$4,489
Weighted-average amortization period remaining (in years)	0.95	1.1	1.6
Total fair value of vested restricted stock awards/unit, at end of period	$10,264	$11,421	$7,205
Income tax benefit realized from vesting/release of restricted stock awards/unit	$1,828	$724	$258

No restricted stock unit award modifications were made during 2009, 2010, or 2011.

17.   STOCKHOLDER RIGHTS PLAN

On February 15, 1989, the Board adopted a Stockholder Rights Plan. Pursuant to that plan, the Company declared a dividend, paid March 1, 1989, of one right ("Right") for each outstanding share of Common Stock held on record on March 1, 1989 pursuant to a Rights Agreement dated February 15, 1989. The Rights Agreement was amended and restated on November 15, 1995 and again on June 18, 1997 to exclude an acquisition. The Rights Agreement was further amended on December 9, 2008 to clarify certain items. As amended, each right entitles the registered holder to purchase from the Company 1/100 of a share of Series A Preferred Stock for a price of $150, subject to adjustment. The Rights will be exercisable only if a person or group has acquired, or announces the intention to acquire, 10% or more of the Company's outstanding shares of Common Stock. The Company is entitled to redeem each Right for $0.01, subject to adjustment, at any time prior to the earlier of the tenth business day following the acquisition by any person or group of 10% or more of the outstanding shares of the Common Stock or the expiration date of the Rights. The Rights Agreement will expire on November 15, 2015.

As a result of the Rights distribution, 600,000 of the 1,000,000 shares of authorized preferred stock were reserved for issuance as Series A Preferred Stock.

18.   REGULATORY AND CAPITAL MATTERS

The Company and its subsidiaries are subject to various regulatory requirements that impose restrictions on cash, loans or advances, and dividends. The Bank is also required to maintain reserves against deposits. Reserves are held either in the form of vault cash or noninterest-bearing balances maintained with the Federal Reserve Bank and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances totaling $18.3 million at December 31, 2011 and $19.3 million at December 31, 2010 were maintained in fulfillment of these requirements.

Under current Federal Reserve regulations, the Bank is limited in the amount it may loan or advance to the Parent Company and its non-bank subsidiaries. Loans or advances to a single subsidiary may not exceed 10% and loans to all subsidiaries may not exceed 20% of the Bank's capital stock and surplus, as defined. Loans from subsidiary banks to non-bank subsidiaries, including the Parent Company, are also required to be collateralized.

The principal source of cash flow for the Parent Company is dividends from the Bank. Various federal and state banking regulations and capital guidelines limit the amount of dividends that may be paid to the Parent Company by the Bank. Without prior regulatory approval, the Bank can initiate aggregate dividend payments in 2012 of $48.8 million plus an additional amount equal to its net profits for 2012, as defined by statute, up to the date of any such dividend declaration. Future payment of dividends by the Bank is dependent upon individual regulatory capital requirements and levels of profitability.

The Company and the Bank are also subject to various capital requirements set up and administered by federal banking agencies. Under capital adequacy guidelines, the Company and the Bank must meet specific guidelines that involve quantitative measures given the risk levels of assets and certain off-balance sheet items calculated under regulatory accounting practices ("risk-weighted assets"). The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components of capital and assets, risk weightings, and other factors.

The Federal Reserve, the primary regulator of the Company and the Bank, establishes minimum capital requirements that must be met by member institutions. As defined in the regulations, quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted average assets. Failure to meet minimum capital requirements could result in actions by regulators that could have a material effect on the Company's financial statements.

As of December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2011, the most recent regulatory notification classified the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank's classification.

The following table outlines the Company's and the Bank's measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve to be categorized as adequately capitalized and as "well-capitalized."

Summary of Capital Ratios
(Dollar amounts in thousands)

	Actual		Adequately Capitalized		"Well-Capitalized" for FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2011:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	$853,961	13.68%	$499,295	8.00%	$624,119	10.00%
First Midwest Bank	880,223	14.37	489,968	8.00	612,459	10.00
Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	724,863	11.61	249,648	4.00	374,471	6.00
First Midwest Bank	803,054	13.11	244,984	4.00	367,476	6.00
Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc.	724,863	9.28	234,409	3.00	390,682	5.00
First Midwest Bank	803,054	10.37	232,370	3.00	387,284	5.00
As of December 31, 2010:
Total capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	$1,027,761	16.27%	$505,420	8.00%	$631,774	10.00%
First Midwest Bank	856,027	13.87	493,622	8.00	617,027	10.00
Tier 1 capital (to risk-weighted assets):
First Midwest Bancorp, Inc.	897,410	14.20	252,710	4.00	379,065	6.00
First Midwest Bank	778,008	12.61	246,811	4.00	370,216	6.00
Tier 1 leverage (to average assets):
First Midwest Bancorp, Inc.	897,410	11.21	240,066	3.00	400,107	5.00
First Midwest Bank	778,008	9.88	236,253	3.00	393,755	5.00

19.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the ordinary course of business, the Company enters into derivative transactions as part of its overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The significant accounting policies related to derivative instruments and hedging activities are presented in Note 1, "Summary of Significant Accounting Policies."

During 2010 and 2011, the Company hedged the fair value of fixed rate commercial real estate loans through the use of pay fixed, receive variable interest rate swaps. These derivative contracts were designated as fair value hedges and are valued using observable market prices, if available, or third party cash flow projection models. The valuations and expected lives presented in the following table are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets as of December 31, 2011 and December 31, 2010.

Interest Rate Derivatives Portfolio
(Dollar amounts in thousands)

	December 31,
	2011	2010
Fair Value Hedges
Related to fixed rate commercial loans
Notional amount outstanding	$16,947	$17,994
Weighted-average interest rate received	2.19%	2.17%
Weighted-average interest rate paid	6.39%	6.40%
Weighted-average maturity (in years)	5.76	6.76
Derivative liability fair value	$(2,459)	$(1,833)
Cash pledged to collateralize net unrealized losses with counterparties (1)	$2,516	$1,836
Aggregate fair value of assets needed to settle the instruments immediately (if the credit risk-related contingent features were triggered)	$2,492	$1,868
  (1)
  No other collateral was required to be pledged.

Hedge Ineffectiveness and Gains Recognized
(Dollar amounts in thousands)

	Years ended December 31,
	2011	2010	2009
Net hedge ineffectiveness recognized in noninterest income:
Change in fair value of swaps	$(626)	$(588)	$1,383
Change in fair value of hedged items	624	585	(1,389)

Net hedge ineffectiveness (1)	$(2)	$(3)	$(6)

Gains recognized in net interest income (2)	$-	$-	$120
  (1)
  Included in other noninterest income in the Consolidated Statements of Income. No gains or losses were recognized related to components of derivative instruments that were excluded from the assessment of hedge ineffectiveness during the years presented.
  (2)
  The gain represents the fair value on discontinued fair value hedges in connection with our subordinated fixed rate debt that were being amortized through earnings over the remaining life of the hedged item (debt). In addition to these amounts, interest accruals on fair value hedges are also reported in net interest income.

Derivative instruments are inherently subject to credit risk. Credit risk occurs when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting and collateralizing the aggregate amount of net unrealized gains in agreements, monitoring the size and the maturity structure of the derivatives, and applying uniform credit standards for all activities with credit risk. Under Company policy, credit exposure to any single counterparty cannot exceed 2.5% of stockholders' equity. In addition, the Company established bilateral collateral agreements with its primary derivative counterparties that provide for exchanges of marketable securities or cash to collateralize either party's net gains above an agreed-upon minimum threshold. In determining the amount of collateral required, gains and losses on derivative instruments are netted with the same counterparty. On December 31, 2011, these collateral agreements covered 100% of the fair value of the Company's outstanding interest rate swaps. Net losses with counterparties must be collateralized with either cash or U.S. government or U.S. government-sponsored agency securities. Derivative assets and liabilities are presented gross, rather than net, of pledged collateral amounts.

As of December 31, 2011 and December 31, 2010, all of the Company's derivative instruments contained provisions that require the Company's debt to remain above a certain credit rating by each of the major credit rating agencies. If the Company's debt were to fall below that credit rating, it would be in violation of those provisions, and the counterparties to the derivative instruments could terminate the swap transaction and demand cash settlement of the derivative instrument in an amount equal to the derivative liability fair value. For the year ended December 31, 2011, the Company was not in violation of these provisions.

The Company's derivative portfolio also includes derivative instruments not designated in a hedge relationship consisting of commitments to originate 1-4 family mortgage loans and foreign exchange contracts. The amount of these instruments was not material for any period presented. The Company had no other derivative instruments as of December 31, 2011 or December 31, 2010. The Company does not enter into derivative transactions for purely speculative purposes.

20.   COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

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

Contractual or Notional Amounts of Financial Instruments
(Dollar amounts in thousands)

	December 31,
	2011	2010
Commitments to extend credit:
Home equity lines	$257,315	$275,826
Credit card lines	21,257	26,376
1-4 family real estate construction	13,300	26,682
Commercial real estate	139,574	175,608
Commercial and industrial	609,601	553,168
Overdraft protection program (1)	178,699	169,824
All other commitments	129,015	97,299

Total commitments	$1,348,761	$1,324,783

Letters of credit:
1-4 family real estate construction	$8,661	$10,551
Commercial real estate	49,373	54,896
All other	58,532	74,594

Total letters of credit	$116,566	$140,041

Unamortized fees associated with letters of credit (2) (3)	$668	$696
Remaining weighted-average term, in months	9.62	12.2
Remaining lives, in years	0.1 to 12.6	0.1 to 9.5
Recourse on assets securitized:
Unpaid principal balance of assets securitized	$-	$7,424
Cap on recourse obligation	$-	$2,208
Carrying value of recourse obligation (2)	$-	$148
  (1)
  Federal regulation regarding electronic fund transfers require customers to affirmatively consent to the institution's overdraft service for automated teller machine and one-time debit card transactions before overdraft fees may be assessed on the account. Customers are provided a specific line for the amount they may overdraw.
  (2)
  Included in other liabilities in the Consolidated Statements of Financial Condition.
  (3)
  The Company is amortizing these amounts into income over the commitment period.

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements.

In the event of a customer's non-performance, the Company's credit loss exposure is equal to the contractual amount of those commitments. The credit risk is essentially the same as that involved in extending loans to customers and is subject to standard credit policies. The Company uses the same credit policies in making credit commitments as it does for on-balance sheet loans and minimizes exposure to credit loss through various collateral requirements.

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

Pursuant to the securitization of certain 1-4 family mortgage loans in 2004, the Company was contractually obligated to repurchase at recorded value any non-performing loans, defined as loans past due greater than 90 days. In accordance with the securitization agreement, the Company's recourse obligation ended on November 30, 2011.

Repurchases and Charge-Offs of Recourse Loans
(Dollar amounts in thousands)

	Years ended December 31,
	2011	2010	2009
Recourse loans repurchased during the year	$-	$241	$767
Recourse loans charged-off during the year	-	174	73

In August 2011, the Bank was named in a purported class action lawsuit filed in the Circuit Court of Cook County, Illinois on behalf of certain of the Bank's customers who incurred overdraft fees. The lawsuit is based on the Bank's practices pursuant to debit card transactions, and alleges, among other things, that these practices have resulted in customers being unfairly assessed overdraft fees. The lawsuit seeks an unspecified amount of damages and other relief, including restitution.

The Company believes that the complaint contains significant inaccuracies and factual misstatements and that the Bank has meritorious defenses. As a result, the Bank intends to vigorously defend itself against the allegations in the lawsuit. The Bank filed a motion to dismiss this claim in November 2011, and the plaintiff filed an amended complaint in February 2012.

As of December 31, 2011, there were certain other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. The Company does not believe that liabilities, individually or in the aggregate, potentially arising from any of these proceedings would have a material adverse effect on the consolidated financial condition of the Company as of December 31, 2011.

21.   VARIABLE INTEREST ENTITIES ("VIE"s)

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

GAAP requires VIEs to be consolidated by the party that has both (i) the ability to direct the VIE's activities that most impact the entity's economic performance and (ii) the exposure to a majority of the VIE's expected losses and/or residual returns (i.e., meets the definition of the primary beneficiary). The following table summarizes the VIEs in which the Company has an interest.

	December 31, 2011			December 31, 2010
	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss
FMCT:
Principal balance of debentures issued by the Company		$87,277	$87,277		$87,273	$87,273
Related interest receivable		506	506		506	506

Total FMCT assets	1	$87,783	$87,783	1	$87,779	$87,779

Interest in trust-preferred capital securities issuances	1	$32	$31	1	$32	$31
Investment in low-income housing tax credit partnerships	12	$1,066	$1,011	12	$1,546	$1,222

The Company owns 100% of the common stock of FMCT, a business trust that was formed in November 2003 to issue trust-preferred securities to third party investors. FMCT issued preferred securities and common stock and used the proceeds to purchase junior subordinated debentures issued by the Company. FMCT's only assets as of December 31, 2011 and 2010 were the principal balance of the debentures and the related interest receivable. FMCT meets the definition of a VIE, but the Company is not the primary beneficiary of FMCT. Accordingly, FMCT is not consolidated in the Company's financial statements. The subordinated debentures issued by the Company to FMCT are included in senior and subordinated debt in the Company's Consolidated Statements of Financial Condition.

The Company holds an interest in one trust-preferred capital securities issuance. Although this investment may meet the definition of a VIE, the Company is not the primary beneficiary. The Company accounts for its interest in this investment as an available-for-sale security.

The Company has limited partner interests in low-income housing tax credit partnerships and limited liability corporations, which were acquired at various times from 1997 to 2004. These entities meet the definition of a VIE. Since the Company is not the primary beneficiary of the entities, it accounts for its investment using the cost method. The carrying amount of the Company's investment in these partnerships is included in other assets in the Consolidated Statements of Financial Condition.

22.   FAIR VALUE

The Company measures, monitors, and discloses certain of its assets and liabilities at fair value in accordance with fair value accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is used on a recurring basis to account for trading securities, securities available-for-sale, mortgage servicing rights, derivative assets, and derivative liabilities. It is also used on an annual basis to disclose the fair value of pension plan assets. In addition, fair value is used on a non-recurring basis (i) to apply lower-of-cost-or-market accounting to OREO, loans held-for-sale (excluding mortgage loans held-for-sale), and assets held-for-sale; (ii) to evaluate assets or liabilities for impairment, including collateral-dependent impaired loans, goodwill, and other intangible assets; and (iii) for disclosure purposes.

Depending upon the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three levels. The three levels of the fair value hierarchy are defined as follows:

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

The categorization of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are recognized on the actual date of circumstance that resulted in the transfer. There were no transfers of assets or liabilities between levels of the fair value hierarchy during 2010 or 2011. In 2009, there was a transfer of certain mortgage-backed securities from level 3 to level 2. The transfer out of level 3 represents securities that were manually priced using broker quotes (a level 3 input) at the beginning of the year, but valued by an external pricing service using level 2 inputs at the end of the year.

Assets and Liabilities Measured at Fair Value

The following table provides the hierarchy level and fair value for each class of assets and liabilities measured at fair value.

Fair Value Measurements
(Dollar amounts in thousands)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities:
Money market funds	$1,565	$-	$-	$1,565
Mutual funds	12,904	-	-	12,904

Total trading securities	14,469	-	-	14,469

Securities available-for-sale:
U.S. agency securities	-	5,035	-	5,035
CMOs	-	384,104	-	384,104
Other residential mortgage-backed securities	-	87,691	-	87,691
Municipal securities	-	490,071	-	490,071
CDOs	-	-	13,394	13,394
Corporate debt securities	-	30,014	-	30,014
Hedge fund investment	-	1,616	-	1,616
Other equity securities	41	1,040	-	1,081

Total securities available-for-sale	41	999,571	13,394	1,013,006

Mortgage servicing rights (1)	-	-	929	929

Total assets	$14,510	$999,571	$14,323	$1,028,404

Liabilities:
Derivative liabilities (1)	$-	$2,459	$-	$2,459

Assets measured at fair value on an annual basis
Pension plan assets:
Mutual funds (2)	$17,970	$-	$-	$17,970
U.S. government and government agency securities	5,954	7,029	-	12,983
Corporate bonds	-	5,954	-	5,954
Common stocks	16,537	-	-	16,537
Common trust funds	-	9,546	-	9,546

Total pension plan assets	$40,461	$22,529	$-	$62,990

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (3)	$-	$-	$96,220	$96,220
OREO (4)	-	-	57,430	57,430
Loans held-for-sale (5)	-	-	4,200	4,200
Assets held-for-sale (6)	-	-	7,933	7,933

Total assets	$-	$-	$165,783	$165,783

Refer to the following page for footnotes.

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets and liabilities measured at fair value on a recurring basis
Assets:
Trading securities:
Money market funds	$1,196	$-	$-	$1,196
Mutual funds	14,086	-	-	14,086

Total trading securities	15,282	-	-	15,282

Securities available-for-sale:
U.S. agency securities	-	17,886	-	17,886
CMOs	-	379,589	-	379,589
Other residential mortgage-backed securities	-	106,451	-	106,451
Municipal securities	-	503,991	-	503,991
CDOs	-	-	14,858	14,858
Corporate debt securities	-	32,345	-	32,345
Hedge fund investment	-	1,683	-	1,683
Other equity securities	38	961	-	999

Total securities available-for-sale	38	1,042,906	14,858	1,057,802

Mortgage servicing rights (1)	-	-	942	942

Total assets	$15,320	$1,042,906	$15,800	$1,074,026

Liabilities:
Derivative liabilities (1)	$-	$1,833	$-	$1,833

Assets measured at fair value on an annual basis
Pension plan assets:
Mutual funds (2)	$8,995	$-	$-	$8,995
U.S. government and government agency securities	2,670	4,950	-	7,620
Corporate bonds	-	10,500	-	10,500
Common stocks	16,155	-	-	16,155
Common trust funds	-	11,443	-	11,443

Total pension plan assets	$27,820	$26,893	$-	$54,713

Assets measured at fair value on a non-recurring basis
Collateral-dependent impaired loans (3)	$-	$-	$125,258	$125,258
OREO (4)	-	-	53,439	53,439

Total assets	$-	$-	$178,697	$178,697

  (1)
  Mortgage servicing rights are included in other assets, and derivative liabilities are included in other liabilities in the Consolidated Statements of Financial Condition.
  (2)
  Includes mutual funds, money market funds, cash, cash equivalents, and accrued interest.
  (3)
  Represents the carrying value of loans for which adjustments are based on the appraised or market-quoted value of the collateral, net of selling costs. Collateral-dependent loans for which no fair value adjustments were necessary during the year ended December 31, 2011 are not included.
  (4)
  Represents the estimated fair value, net of selling costs, based on appraised value and includes covered OREO.
  (5)
  Included in other assets in the Consolidated Statements of Financial Condition.
  (6)
  Included in premises, furniture, and equipment in the Consolidated Statements of Financial Condition.

Valuation Methodology

The following describes the valuation methodologies used by the Company for assets and liabilities measured at fair value.

Trading Securities – Trading securities represent diversified investment securities held in a rabbi trust and are invested in money market and mutual funds. The fair value of these money market and mutual funds is based on quoted market prices in active exchange markets and classified in level 1 of the fair value hierarchy. All trading securities are reported at fair value with changes in the fair value included in other noninterest income.

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

The following table provides inputs used in the evaluation of the Company's CMOs and other mortgage-backed securities.

	Collateralized Mortgage Obligations	Other Mortgage-Backed Securities
Weighted-average coupon rate	4.5%	1.8%
Weighted-average maturity, in years	2.2	3.9
Information on underlying residential mortgages:
Origination dates	2000 to 2010	2000 to 2010
Weighted-average coupon rate	5.7%	5.8%
Weighted-average maturity, in years	8.3	9.2

The Company's hedge fund investment is also classified in level 2 of the fair value hierarchy. The fair value is derived from monthly and annual financial statements provided by hedge fund management. The majority of the hedge fund's investment portfolio is held in securities that are freely tradable and are listed on national securities exchanges.

In certain cases, where there is limited market activity or less transparent inputs to the valuation, securities are classified in level 3 of the fair value hierarchy. For instance, in the valuation of CDOs, the determination of fair value requires benchmarking to similar instruments or analyzing default and recovery rates. Due to the illiquidity in the secondary market for the Company's CDOs, the Company estimates the value of these securities using discounted cash flow analyses with the assistance of a structured credit valuation firm. The valuation for each of the CDOs relies on historical financial data for the obligors of the underlying collateral. The valuation firm performs a credit analysis of each of the entities comprising the collateral underlying each CDO in order to estimate the entities' likelihood of default on their trust-preferred obligations. Cash flows are modeled according to the contractual terms of the CDO, discounted to their present values, and are used to derive the estimated fair value of the individual CDO. The discount rates used in the discounted cash flow analyses range from LIBOR plus 1,300 to LIBOR plus 1,500 basis points depending upon the specific CDO and reflects the higher risk inherent in these securities given the current market environment. Changes in the assumptions used to value these securities could result in a significantly higher or lower fair value measurement.

Carrying Value of Level 3 Securities Available-for-Sale
(Dollar amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
	Collateralized Debt Obligations	Collateralized Debt Obligations	Mortgage- Backed Securities	Collateralized Debt Obligations	Total
Balance at beginning of year	$14,858	$11,728	$16,632	$42,086	$58,718
Total income (loss):
Included in earnings (1)	(936)	(4,664)	-	(24,509)	(24,509)
Included in other comprehensive income (loss)	(528)	7,794	566	(5,834)	(5,268)
Principal paydowns	-	-	(1,590)	(22)	(1,612)
Accretion	-	-	(2)	7	5
Transfer out of Level 3 (2)	-	-	(15,606)	-	(15,606)

Balance at end of year	$13,394	$14,858	$-	$11,728	$11,728

Change in unrealized losses recognized in earnings relating to securities still held at end of period	$(936)	$(4,664)	$-	$(24,509)	$(24,509)

  (1)
  Included in securities gains, net in the Consolidated Statements of Income and related to securities still held at the end of the year.
  (2)
  The transfer out of level 3 represents securities that were manually priced using broker quotes (a level 3 input) at the beginning of the year, but valued by an external pricing service using level 2 inputs at the end of the year.

Mortgage Servicing Rights – In 2009, the Company securitized $25.7 million of 1-4 family mortgages, converting the loans into mortgage-backed securities issued through the Federal National Mortgage Association. The Company retained servicing responsibilities for the mortgages supporting these securities and collects servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced. The Company also services loans from prior securitizations and loans for which the servicing was acquired as part of a 2006 bank acquisition. As of December 31, 2011, the Company had no recourse for credit losses on loans being serviced.

The Company records its mortgage servicing rights at fair value and includes them in other assets in the Consolidated Statements of Financial Condition. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the present value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights at December 31, 2011 included prepayment speeds, maturities, and discount rates. While market-based data is used to determine the assumptions, the Company incorporates its own estimates of the assumptions market participants would use in determining the fair value of mortgage servicing rights, which results in a level 3 classification in the fair value hierarchy. Changes in the assumptions used to value the mortgage servicing rights could result in a higher or lower fair value measurement.

Carrying Value of Mortgage Servicing Rights
(Dollar amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$942	$1,238	$1,461
New servicing assets	-	-	237
Total gains (losses) included in earnings (1):
Due to changes in valuation inputs and assumptions (2)	179	(28)	(145)
Other changes in fair value (3)	(192)	(268)	(315)

Balance at end of year	$929	$942	$1,238

Key economic assumptions used in measuring fair value, at end of year:
Weighted-average prepayment speed	12.4%	17.3%	20.1%
Weighted-average discount rate	11.6%	11.5%	11.4%
Weighted-average maturity, in months	199.7	202.2	210.7
Contractual servicing fees earned during the year (1)	$235	$301	$324
Total amount of loans being serviced for the benefit of others, at end of year (4)	$78,594	$114,720	$123,842
  (1)
  Included in other service charges, commissions, and fees in the Consolidated Statements of Income and relate to assets still held at the end of the year.
  (2)
  Principally reflects changes in prepayment speed assumptions.
  (3)
  Primarily represents changes in expected cash flows over time due to payoffs and paydowns.
  (4)
  These loans are serviced for and owned by third parties and are not included in the Company's Consolidated Statements of Financial Condition.

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

Pension Plan Assets – Mutual funds, money market funds, and common stocks are based on quoted market prices in active exchange markets and classified in level 1 of the fair value hierarchy. Corporate bonds, U.S. Treasury securities, and U.S. government agency securities are valued at quoted prices from independent sources that are based on observable market trades or observable prices for similar bonds where a price for the identical bond is not observable and, therefore, are classified as level 2 of the fair value hierarchy. Common trust funds are valued at quoted redemption values on the last business day of the Plan's year end and are classified as level 2 in the fair value hierarchy.

Collateral-Dependent Impaired Loans – The carrying value of impaired loans is disclosed in Note 6, "Past Due Loans, Allowance for Credit Losses, and Impaired Loans." The Company does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded in the form of specific reserves or charge-offs on these loans to reflect (i) specific reserves or partial charge-offs that are based on the current appraised value of the underlying collateral or (ii) the full charge-off of the loan's carrying value. The fair value adjustments are primarily determined by current appraised values of underlying collateral, net of estimated selling costs. For collateral-dependent impaired loans, new appraisals are generally required every annually for construction loans and every two years for all other commercial real estate loans. In limited circumstances, such as cases of outdated appraisals, the appraised values may be reduced by a certain percentage depending upon the specific facts and circumstances, or an internal valuation may be used when the underlying collateral is located in areas where comparable sales data is limited, outdated, or unavailable. Accordingly, collateral-dependent impaired loans are classified in level 3 of the fair value hierarchy.

Other Real Estate Owned – OREO consists of properties acquired through foreclosure in partial or total satisfaction of certain loans. Upon initial transfer into OREO, a current appraisal is required (generally less than six months old for residential and commercial land and less than one year old for all other commercial property). Properties are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the fair value, which represents the current appraised value of the properties, less estimated selling costs. Fair value assumes an orderly disposition except where a specific disposition strategy is expected, which would require the use of other appraised values, such as forced liquidation or as-completed/stabilized values.

In certain circumstances, the current appraised value may not represent an accurate measurement of the property's current fair value due to imprecision, subjectivity, outdated market information, or other factors. In these cases, the fair value is determined based on the lower of the (i) current appraised value, (ii) internal valuation, (iii) current listing price, or (iv) signed sales contract. Any appraisal that is greater than twelve months old is adjusted to account for estimated declines in the real estate market until an updated appraisal can be obtained. Given these valuation methods, OREO is classified in level 3 of the fair value hierarchy. Any write-downs in the carrying value of a property at the time of initial transfer into OREO are charged against the allowance for credit losses.

Subsequent to the initial transfer, periodic impairment analyses of OREO are performed, and new appraisals are obtained annually unless circumstances warrant an earlier appraisal. Periodic impairment analyses take into consideration current real estate market trends and adjustments to listing prices. Any write-downs of the properties subsequent to initial transfer, as well as gains or losses on disposition and income or expense from the operations of OREO, are recognized in operating results in the period in which they occur.

Loans Held-for-Sale – The loans held-for-sale consist of one office, retail, and industrial loan and one other commercial real estate loan. During the last half of 2011, the Company determined that the loans met the held-for-sale criteria and transferred them into the held-for-sale category at the lower of the recorded investment in the loan or the estimated fair value, less costs to sell. The fair value was determined by the sales contract price. Accordingly, the loans held-for-sale are classified in level 3 of the fair value hierarchy.

Assets Held-for-Sale – In second quarter 2011, the Company entered into an agreement to sell property held for expansion and classified it as held-for-sale. Based on the sales contract price, the Company wrote-down the book value of the property and classified it in level 3 of the fair value hierarchy. The sale of the property is expected to close in early 2012.

Fair Value Measurements Recorded for
Assets Measured at Fair Value on a Non-Recurring Basis
(Dollar amounts in thousands)

	Year Ended December 31, 2011
	Charged to Allowance for Loan Losses	Charged to Earnings
Collateral-dependent impaired loans	$88,017	$-
OREO	-	3,785
Loans held-for-sale	2,191	-
Assets held-for-sale	-	671

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

As discussed in Note 8, "Goodwill and Other Intangible Assets," the annual impairment tests indicated no impairment existed.

If the testing had resulted in impairment, the Company would have classified goodwill and other intangible assets subjected to nonrecurring fair value adjustments as a level 3 nonrecurring fair value measurement. Additional information regarding goodwill, other intangible assets, and impairment policies can be found in Note 1, "Summary of Significant Accounting Policies," and Note 8, "Goodwill and Other Intangible Assets."

Fair Value Disclosure of Other Assets and Liabilities

GAAP requires disclosure of the estimated fair values of certain financial instruments, both assets and liabilities, on and off-balance sheet, for which it is practical to estimate the fair value. Since the estimated fair values provided herein exclude disclosure of the fair value of certain other financial instruments and all non-financial instruments, any aggregation of the estimated fair value amounts presented would not represent the underlying value of the Company. Examples of non-financial instruments having significant value include the future earnings potential of significant customer relationships and the value of the Company's wealth management operations and other fee-generating businesses. In addition, other significant assets including premises, furniture, and equipment and goodwill and other intangible assets are not considered financial instruments and, therefore, have not been valued.

Various methodologies and assumptions have been utilized in management's determination of the estimated fair value of the Company's financial instruments, which are detailed below. The fair value estimates are made at a discrete point in time based on relevant market information. Since no market exists for a significant portion of these financial instruments, fair value estimates are based on judgments regarding future expected economic conditions, loss experience, and risk characteristics of the financial instruments. These estimates are subjective, involve uncertainties, and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

In addition to the valuation methodology explained above for financial instruments recorded at fair value, the following methods and assumptions were used in estimating the fair value of financial instruments that are carried at cost in the Consolidated Statements of Financial Condition.

Short-Term Financial Assets and Liabilities – For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments, mortgages held-for-sale, accrued interest receivable, and accrued interest payable.

Securities Held-to-Maturity – The fair value of securities held-to-maturity is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans, net of Allowance for Loan Losses – The fair value of loans is estimated using present value techniques by discounting the future cash flows of the remaining maturities of the loans. Prepayment assumptions were considered based on historical experience and current economic and lending conditions. The discount rate was based on the LIBOR yield curve with rate adjustments for liquidity and credit risk.

Covered Loans (included in Loans, net of Allowance for Loan Losses) – The fair value of the covered loan portfolio is determined by discounting the expected cash flows at a market interest rate based on certain input assumptions. The market interest rate (discount rate) is derived from LIBOR swap rates over the expected weighted-average life of the loans. The expected cash flows are based on contractual terms and default timing and loss given default assumptions.

FDIC Indemnification Asset – The fair value of the FDIC indemnification asset is calculated by discounting the cash flows expected to be received from the FDIC. These cash flows are estimated by multiplying expected losses by the reimbursement rates set forth in the FDIC Agreements.

Investment in Bank-Owned Life Insurance – The fair value of investments in bank-owned life insurance is based on each policy's respective CSV.

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

Senior and Subordinated Debt – The fair value of senior and subordinated debt was determined using available market quotes.

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

Financial Instruments
(Dollar amounts in thousands)

	December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$123,354	$123,354	$102,495	$102,495
Interest-bearing deposits in other banks	518,176	518,176	483,281	483,281
Loans held-for-sale	4,200	4,200	236	236
Trading securities	14,469	14,469	15,282	15,282
Securities available-for-sale	1,013,006	1,013,006	1,057,802	1,057,802
Securities held-to-maturity	60,458	61,477	81,320	82,525
Loans, net of allowance for loan losses	5,229,153	5,224,254	5,329,717	5,323,830
FDIC indemnification asset	65,609	65,609	95,899	95,899
Accrued interest receivable	29,826	29,826	29,953	29,953
Investment in bank-owned life insurance	206,235	206,235	197,644	197,644
Financial Liabilities:
Deposits	$6,479,175	$6,479,309	$6,511,476	$6,512,626
Borrowed funds	205,371	208,728	303,974	306,703
Senior and subordinated debt	252,153	237,393	137,744	122,261
Accrued interest payable	4,019	4,019	4,557	4,557
Derivative liabilities	2,459	2,459	1,833	1,833
Standby letters of credit	668	668	696	696

23.   SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental Disclosures to the Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Income taxes refunded	$(12,388)	$(7,676)	$(1,378)
Interest paid to depositors and creditors	40,429	50,069	95,661
Dividends declared but unpaid	746	742	549
Non-cash transfers of securities available-for-sale to securities held-to-maturity	-	5,120	-
Non-cash transfer of securities available-for-sale to other assets	-	2,744	-
Non-cash transfers of loans held-for-investment to loans held-for-sale	12,320	-	-
Non-cash transfers of loans to OREO	52,249	76,804	79,430
Non-cash transfer of loans to securities available-for-sale	-	-	25,742
Non-cash exchange of non-performing loans for performing loans	-	19,088	-
Non-cash transfers of OREO to premises, furniture, and equipment	841	9,455	6,860
Issuance of Common Stock in exchange for the extinguishment of subordinated debt	-	-	57,966

24.   RELATED PARTY TRANSACTIONS

The Company, through the Bank, has made loans and had transactions with certain of its directors and executive officers. However, all such loans and transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with other unrelated persons and did not involve more than the normal risk of collectability or present other unfavorable features. The Securities and Exchange Commission has determined that disclosure of borrowings by directors and executive officers and certain of their related interests should be made if the loans are greater than 5% of stockholders' equity in the aggregate. These loans totaled $4.0 million at December 31, 2011 and $927,000 at December 31, 2010 and were not greater than 5% of stockholders' equity at either December 31, 2011 or 2010.

25. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of First Midwest Bancorp, Inc., the Parent Company.

Statements of Financial Condition
(Parent Company only)
 (Dollar amounts in thousands)

	December 31,
	2011	2010
Assets
Cash and interest-bearing deposits	$47,101	$51,442
Investments in and advances to subsidiaries	1,135,930	1,173,342
Goodwill	10,358	10,358
Other assets	45,592	35,582

Total assets	$1,238,981	$1,270,724

Liabilities and Stockholders' Equity
Senior and subordinated debt	$252,153	$137,744
Accrued expenses and other liabilities	24,241	20,935
Stockholders' equity	962,587	1,112,045

Total liabilities and stockholders' equity	$1,238,981	$1,270,724

Statements of Income
(Parent Company only)
 (Dollar amounts in thousands)

	Years ended December 31,
	2011	2010	2009
Income
Dividends from subsidiaries	$104,000	$-	$750
Interest income	259	518	1,596
Gains on early extinguishment of debt	-	-	15,258
Securities transactions and other	(189)	1,950	3,157

Total income	104,070	2,468	20,761

Expenses
Interest expense	9,892	9,124	13,592
Salaries and employee benefits	10,865	11,056	8,308
Other expenses	4,756	6,178	4,715

Total expenses	25,513	26,358	26,615

Income (loss) before income tax benefit and equity in undistributed (loss) income of subsidiaries	78,557	(23,890)	(5,854)
Income tax benefit	10,414	9,388	2,617

Income (loss) before undistributed (loss) income of subsidiaries	88,971	(14,502)	(3,237)
Equity in undistributed (loss) income of subsidiaries	(52,408)	4,818	(22,513)

Net income (loss)	36,563	(9,684)	(25,750)
Preferred dividends and accretion on preferred stock	(10,776)	(10,299)	(10,265)
Net (income) loss applicable to non-vested restricted shares	(350)	266	464

Net income (loss) applicable to common shares	$25,437	$(19,717)	$(35,551)

Statements of Cash Flows
(Parent Company only)
 (Dollar amounts in thousands)

	Years ended December 31,
	2011	2010	2009
Operating Activities
Net income (loss)	$36,563	$(9,684)	$(25,750)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed loss (income) of subsidiaries	52,408	(4,818)	22,513
Depreciation of premises, furniture, and equipment	9	10	8
Net losses on securities	-	110	-
Gains on early extinguishment of debt	-	-	(15,258)
Share-based compensation expense	6,362	5,638	3,516
Tax (expense) benefit related to share-based compensation	(179)	350	581
Net (increase) decrease in other assets	(10,290)	4,053	(10,370)
Net increase (decrease) in other liabilities	4,618	(263)	(9,850)

Net cash provided by (used in) operating activities	89,491	(4,604)	(34,610)

Investing Activities
Purchases of securities available-for-sale	-	-	(1,050)
Proceeds from sales and maturities of securities available-for-sale	14	16	800
Proceeds from sales of premises, furniture, and equipment	103
Purchase of premises, furniture, and equipment	(16)	(96)	(15)
Capital injection into subsidiary bank	-	(100,000)	-
Capital injection into non-bank subsidiary	(363)	(750)	-
Purchase of non-performing assets from subsidiary bank (1)	-	(168,088)	-

Net cash used in investing activities	(262)	(268,918)	(265)

Financing Activities
Proceeds (payments) for the issuance (retirement) of subordinated debt	114,387	-	(19,400)
Redemption of Preferred Shares and related Warrant	(193,910)	-	-
Proceeds from the issuance of Common Stock	-	196,035	-
Cash dividends paid	(12,838)	(12,422)	(12,423)
Exercise of stock options and restricted stock activity	(1,256)	(401)	(379)
Excess tax benefit (expense) related to share-based compensation	47	(189)	(177)

Net cash (used in) provided by financing activities	(93,570)	183,023	(32,379)

Net decrease in cash and cash equivalents	(4,341)	(90,499)	(67,254)
Cash and cash equivalents at beginning of year	51,442	141,941	209,195

Cash and cash equivalents at end of year	$47,101	$51,442	$141,941

  (1)
  These assets were transferred to Catalyst in the form of a capital injection.

26.   SUBSEQUENT EVENTS

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2011 through the date its consolidated financial statements were issued. Based on the evaluation, management does not believe any subsequent events have occurred that would require further disclosure or adjustment to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2011 is effective based on the specified criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the Company's internal control over financial reporting as of December 31, 2011, is included in this Item under the heading "Attestation Report of Independent Registered Public Accounting Firm."

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Midwest Bancorp, Inc.

We have audited First Midwest Bancorp, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Midwest Bancorp Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Midwest Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Midwest Bancorp, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of First Midwest Bancorp, Inc. and our report dated February 28, 2012 expressed an unqualified opinion thereon.

Chicago, Illinois
February 28, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company's executive officers are elected annually by the Board, and the Bank's executive officers are elected annually by the Bank's Board of Directors. Certain information regarding the Company's and the Bank's executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Michael L. Scudder (51)	President and Chief Executive Officer of the Company since 2008 and Chairman of the Bank's Board of Directors and Chief Executive Office of the Bank since 2011. Previously, since 2010, Mr. Scudder served as the Vice Chairman of the Bank's Board of Directors and since 2007, Mr. Scudder served as the Company's President and Chief Operating Officer as well as Group Executive Vice President of the Bank, before which he served as the Company's Executive Vice President and Chief Financial Officer of the Company and Group Executive Vice President and Chief Financial Officer of the Bank.	2002
Kent S. Belasco (60)	Executive Vice President and Chief Information and Operations Officer of the Bank since 2011; prior thereto, Executive Vice President and Chief Information Officer of the Bank.	2004
Victor P. Carapella (62)	Executive Vice President and Director of Commercial Banking since 2011; prior thereto, Executive Vice President and Commercial Banking Group Manager of the Bank since 2008; prior thereto, Sales Manager.	2008
Paul F. Clemens (59)	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2008; prior thereto, Senior Vice President, Chief Accounting Officer, and Principal Accounting Officer of the Company.	2006
Robert P. Diedrich (48)	Executive Vice President and Director of Wealth Management of the Bank since 2011; prior thereto, President of the Wealth Management Division of First Midwest Bank.	2004
James P. Hotchkiss (55)	Executive Vice President and Treasurer of the Company and the Bank.	2004
Michael J. Kozak (60)	Executive Vice President and Chief Credit Officer of the Bank.	2004
Cynthia A. Lance (43)	Executive Vice President and Corporate Secretary since 2007; prior thereto, Assistant General Counsel of CBOT Holdings, Inc. and NYSE Group, Inc. and corporate attorney for Sonnenschein, Nath & Rosenthal.	2007

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Kevin L. Moffitt (52)	Executive Vice President and Chief Risk Officer of the Company and the Bank since 2011; prior thereto, Executive Vice President and Audit Services Director of the Company since 2009; prior thereto, Vice President and Head of Internal Audit at Nuveen Investments, Inc. since 2007; and prior thereto, Group Senior Vice President and Compliance Regional Chief Operating Officer of ABN AMRO North America, Inc.	2009
Mark G. Sander (53)	President and Chief Operating Officer of the Bank and Senior Executive Vice President and Chief Operating Officer of the Company since 2011; prior thereto, Executive Vice President and head of Commercial Banking for Associated Banc-Corp and its subsidiary, Associated Bank, since 2009; and prior thereto, leader of Commercial Banking for the Midwest Region at Bank of America since 2007.	2011
Janet M. Viano (56)	Executive Vice President and Director of Retail Sales and Services of the Bank since 2011; prior thereto, Group President, Retail Banking of the Bank.	2002
Stephanie R. Wise (44)	Executive Vice President, Director of Strategic Planning and Execution of the Bank since 2011; prior thereto. Executive Vice President, Business and Institutional Services.	2004

Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, will be in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 16, 2012, which will be filed within 120 days of the end of our fiscal year ended December 31, 2011 (the "2012 Proxy Statement") and is incorporated herein by reference.

Exhibit 3.2 contains the Company's Revised By-Laws, which were modified February 22, 2012, reflecting the addition of Section 6.11, which states the Company's continuing obligations with respect to director indemnification.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation will be in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of Common Stock and information relating to the security ownership of our management will be in the 2012 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth information, as of December 31, 2011, relating to equity compensation plans of the Company pursuant to which options, restricted stock, restricted stock units, or other rights to acquire shares may be granted from time to time.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders (1)	1,973,915	$32.25	2,572,795
Not approved by security holders (2)	5,188	17.73	-

Total	1,979,103	$32.21	2,572,795

  (1)
  Includes all outstanding options and awards under the Company's Omnibus Stock and Incentive Plan and the Non-Employee Directors' Stock Plan (the "Plans"). Additional information and details about the Plans are also disclosed in Notes 1 and 17 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.
  (2)
  Represents shares underlying deferred stock units credited under the Company's Nonqualified Retirement Plan ("NQ Plan"), payable on a one-for-one basis in shares of Common Stock.

The NQ Plan is a defined contribution deferred compensation plan under which participants are credited with deferred compensation equal to contributions and benefits that would have accrued to the participant under the Company's tax-qualified plans, but for limitations under the Internal Revenue Code, and to amounts of salary and annual bonus that the participant has elected to defer. Participant accounts are deemed to be invested in separate investment accounts under the NQ Plan with similar investment alternatives as those available under the Company's tax-qualified savings and profit sharing plan, including an investment account deemed invested in shares of Common Stock. The accounts are adjusted to reflect the investment return related to such deemed investments. Except for the 5,188 shares set forth in the table above, all amounts credited under the NQ Plan are paid in cash.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be in the 2012 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1)   Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under Item 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010.

Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010, and 2009.

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2011, 2010, and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009.

Notes to Consolidated Financial Statements.

(a)
(2)   Financial Statement Schedules

The schedules for the Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(a)
(3)   Exhibits

See Exhibit Index beginning on the following page.

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Restated Certificate of Incorporation of First Midwest Bancorp, Inc. is herein incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.
3.2	Restated By-laws of First Midwest Bancorp, Inc.
4.1
Amended and Restated Rights Agreement dated November 15, 1995, is incorporated herein by reference to Exhibits (1) through (3) of the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 21, 1995.
4.2
First Amendment to Rights Agreements dated June 18, 1997, is incorporated herein by reference to Exhibit 4 of the Company's Amendment No. 2 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 30, 1997.
4.3
Amendment No. 2 to Rights Agreements dated November 14, 2005, is incorporated herein by reference to Exhibit 4.1 of the Company's Amendment No. 3 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 17, 2005.
4.4
Amendment No. 3 to Rights Agreements dated December 3, 2008, is incorporated herein by reference to Exhibit 4.4 of the Company's Amendment No. 4 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on December 9, 2008.
4.5	Form of Common Stock Certificate, incorporated by reference to Exhibit 1 of the Registrant's Form 8-A Registration Statement, filed with the Securities and Exchange Commission on March 7, 1983.
4.6
Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock Series B dated December 5, 2008, is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.
4.7
Senior Debt Indenture, dated as of November 22, 2011, by and between the Registrant and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2011.
4.8
Subordinated Debt Indenture, dated as of March 1, 2006, by and between the Registrant and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2006.
4.9
Declaration of Trust of First Midwest Capital Trust I dated August 21, 2009 is incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.
4.10	Indenture dated August 21, 2009 is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009.
4.11
Series A Capital Securities Guarantee Agreement dated November 18, 2003 is incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2004.
10.1
Senior Executive Letter Agreement under the TARP Capital Purchase Program by and between First Midwest Bancorp, Inc. and the United States Department of the Treasury dated December 5, 2008, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.
10.2
First Midwest Savings and Profit Sharing Plan as Amended and Restated effective January 1, 2008 is herein incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.
10.3	Short-term Incentive Compensation Plan.

10.4	First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Addendum A to the Company's Proxy Statement filed with the Securities and Exchange Commission on April 8, 2009.
10.5
First Midwest Bancorp, Inc. Amended and Restated Non-Employee Directors Stock Plan dated May 21, 2008 is herein incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.
10.6
Restated First Midwest Bancorp, Inc. Nonqualified Stock Option-Gain Deferral Plan effective January 1, 2008 is incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.
10.7
Restated First Midwest Bancorp, Inc. Deferred Compensation Plan for Non-employee Directors effective January 1, 2008 is incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.
10.8
Restated First Midwest Bancorp, Inc. Nonqualified Retirement Plan effective January 1, 2008 is incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.
10.9
Form of Non-Employee Director Restricted Stock grant between the Company and directors of the Company pursuant to the First Midwest Bancorp, Inc. Amended and Restated Non-Employee Directors Stock Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on May 28, 2008.
10.10
Form of Nonqualified Stock Option grant between the Company and directors of the Company pursuant to the First Midwest Bancorp, Inc. Non-Employee Directors Stock Option Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on May 12, 2008.
10.11
Form of Nonqualified Stock Option grant between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2008.
10.12
Form of Restricted Stock Unit grant between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.
10.13
Form of Restricted Stock grant between the Company and certain officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.
10.14
Form of TARP Compliant Restricted Share Agreement between the Company and its highly compensated executives is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.
10.15
Form of Indemnification Agreement executed between the Company and certain officers and directors of the Company is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2007.
10.16
Form of Class IA Employment Agreement is incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.
10.17
Form of Class II Employment Agreement is incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.
10.18	Form of Class III Agreement is incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.

10.19	Form of Restricted Stock Unit grant between the Company and certain retirement-eligible officers of the Company pursuant to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan is incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011.
10.20
Retirement and Consulting Agreement and Continuing Participant Agreement to the First Midwest Bancorp, Inc. Omnibus Stock and Incentive Plan executed between the Company and a former executive of the Company is incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2003.
10.21
Retirement and Consulting Agreements executed between the Company and a former executive of the Company is incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2007.
10.22
Employment Agreement between the Company and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.
10.23
Grant of Nonqualified Stock Option between the Company and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.
10.24
Grant of Restricted Stock Letter Agreement between the Company and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.
10.25
Supplemental Salary Stock Compensation Award Agreement between the Company and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.
10.26
Compensation Award Agreement between the Company and its Chief Operating Officer is incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011.
10.27
Outsourcing Agreement by and between the Company and Metavante Corporation dated July 1, 1999 is incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011.
10.28
Amendment to the Outsourcing Agreement by and between the Company and Metavante Corporation dated April 28, 2004 is incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011.
10.29
Amendment to the Outsourcing Agreement by and between the Company and Metavante Corporation dated July 1, 2006 is incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011.
10.30	Information Technology Services Agreement by and between the Company and Fidelity Information Services, LLC dated November 30, 2011.
10.31	Summary of Executive Compensation.
10.32	Summary of Director Compensation.
11
Statement re: Computation of Per Share Earnings – The computation of basic and diluted earnings per common share is included in Note 13 of the Company's Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" on Form 10-K for the year ended December 31, 2011.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
14.1
Code of Ethics and Standards of Conduct is incorporated herein by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

14.2	Code of Ethics for Senior Financial Officers is incorporated herein by reference to Exhibit 14.2 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
31.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
32.1 (1)
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
32.2 (1)
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

February 28, 2012

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on February 28, 2012.

Signatures
/S/ ROBERT P. O'MEARA Robert P. O'Meara	Chairman of the Board
/s/ MICHAEL L. SCUDDER Michael L. Scudder	President, Chief Executive Officer, and Director
/S/ PAUL F. CLEMENS Paul F. Clemens	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer
/S/ BARBARA A. BOIGEGRAIN Barbara A. Boigegrain	Director
/S/ BRUCE S. CHELBERG Bruce S. Chelberg	Director
/S/ JOHN F. CHLEBOWSKI, JR. John F. Chlebowski, Jr.	Director
/S/ JOSEPH W. ENGLAND Joseph W. England	Director
/S/ BROTHER JAMES GAFFNEY, FSC Brother James Gaffney, FSC	Director
/S/ PHUPINDER S. GILL Phupinder S. Gill	Director
/S/ PETER J. HENSELER Peter J. Henseler	Director
/S/ PATRICK J. MCDONNELL Patrick J. McDonnell	Director
/S/ ELLEN A. RUDNICK Ellen A. Rudnick	Director
/S/ MICHAEL J. SMALL Michael J. Small	Director
/S/ JOHN L. STERLING John L. Sterling	Director
/S/ J. STEPHEN VANDERWOUDE J. Stephen Vanderwoude	Director